Form 10-K
period 1993-12-31
OWENS ILLINOIS INC /DE/
filed 1994-03-30
CIK 812074

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                   FORM 10-K
(Mark One)
  [x]             Annual Report Pursuant to Section 13 or 15(d) of the
                            Securities Exchange Act of 1934
                     For the fiscal year ended December 31, 1993
                                      or
  [ ]             Transition Report Pursuant to Section 13 or 15(d) of the
                            Securities Exchange Act of 1934

                             OWENS-ILLINOIS, INC.
            (Exact name of registrant as specified in its charter)

Delaware                                  1-9576           22-2781933
(State or other jurisdiction of        (Commission         (IRS Employer
incorporation or organization)         file number)        Identification No.)


                          OWENS-ILLINOIS GROUP, INC.
            (Exact name of registrant as specified in its charter)

Delaware                                  33-13061         34-1559348
(State or other jurisdiction of        (Commission         (IRS Employer
incorporation or organization)          file number)       Identification No.)

One SeaGate, Toledo, Ohio                                   43666
(Address of principal executive offices)                    (Zip Code)

      Registrants' telephone number, including area code:  (419) 247-5000

          Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange on
Title of each class                                     which registered
- -------------------                                 ------------------------
Common Stock, $.01 par value                        New York Stock Exchange
11% Senior Debentures due December 1, 2003          New York Stock Exchange
10-1/4% Senior Subordinated Notes due 1999          New York Stock Exchange
10-1/2% Senior Subordinated Notes due 2002          New York Stock Exchange
10% Senior Subordinated Notes due 2002              New York Stock Exchange
9-3/4% Senior subordinated Notes due 2004           New York Stock Exchange
9.95% Senior Subordinated Notes due 2004            New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  None




                           (Cover page 1 of 2 pages)

      Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days.


                Yes       x                  No
                         ---                         ---

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                                               [x]


      The aggregate market value (based on the consolidated tape closing price on February 28, 1994) of the voting stock beneficially held by non-affiliates of Owens-Illinois, Inc. was approximately $1,036,200,000. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors and executive officers of the Company. Such interpretation is not intended to be, and should not be construed to be, an admission by Owens-Illinois, Inc. or such directors or executive officers of the Company that such directors and executive officers of the Company are "affiliates" of Owens-Illinois, Inc., as that term is defined under the Securities Act of 1934.


      The number of shares of Common Stock, $.01 par value, of Owens-Illinois, Inc. outstanding as of February 28, 1994, was 118,978,327.


      The number of shares of Common Stock, $.01 par value, of Owens-Illinois, Group, Inc. outstanding as of February 28, 1994, was 100, all of which were owned by Owens-Illinois, Inc.



                      DOCUMENTS INCORPORATED BY REFERENCE

Part III Owens-Illinois, Inc. Proxy Statement for The Annual Meeting of Share Owners To Be Held Wednesday, May 11, 1994 ("Proxy Statement").






                          (Cover page 2 of 2 pages)

                               TABLE OF CONTENTS


      PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
            ITEM 1.     BUSINESS . . . . . . . . . . . . . . . . . . . . .   1
            ITEM 2.     PROPERTIES . . . . . . . . . . . . . . . . . . . .  12
            ITEM 3.     LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . .  13
            ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                        HOLDERS. . . . . . . . . . . . . . . . . . . . . .  13
                        EXECUTIVE OFFICERS OF THE REGISTRANTS. . . . . . .  14
      PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17
            ITEM 5.     MARKET FOR OWENS-ILLINOIS, INC.'S COMMON STOCK
                        AND RELATED SHARE OWNER MATTERS. . . . . . . . . .  17
            ITEM 6.     SELECTED FINANCIAL DATA. . . . . . . . . . . . . .  18
            ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . .  21
            ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . .  28
            ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . .  65
      PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  66
            ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE
                        REGISTRANTS. . . . . . . . . . . . . . . . . . . .  66
            ITEMS 11.   EXECUTIVE COMPENSATION AND CERTAIN RELATIONSHIPS
            and 13.     AND RELATED TRANSACTIONS . . . . . . . . . . . . .  66
            ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                        AND MANAGEMENT . . . . . . . . . . . . . . . . . .  66
      PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  67
            ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                        REPORTS ON FORM 8-K. . . . . . . . . . . . . . . .  67
      SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  72
      SCHEDULES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . S-1
      EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . E-1

                                    PART I

ITEM 1.     BUSINESS

General Development of Business

Owens-Illinois, Inc. (the "Company") is one of the world's leading and most diversified manufacturers of packaging products and is considered to be the world's leading producer of glass containers. Approximately one of every two glass containers made worldwide is made by the Company, its affiliates or licensees. In addition to being the largest manufacturer of glass bottles and containers in the United States, the Company is a leading manufacturer of plastic containers, plastic closures, plastic and glass prescription containers, labels, and multipack plastic carriers for beverage containers. Other products include pharmaceutical packaging and scientific and laboratory ware through the Company's 49% ownership of Kimble.

During 1993, the Company expanded its South American glass container operations by acquiring controlling interest in a Peruvian glass company and increasing its investment in its Bolivian affiliate. The Company also acquired control of a leading producer of plastic bottles and closures in Mexico. In December 1993, the Company completed its first investment in Eastern Europe by acquiring an equity interest in the largest glass container manufacturer in Poland.

In June 1993, the Company completed the sale of all the issued and outstanding shares of its Libbey subsidiary through an underwritten public offering. Libbey operated the table glassware business of the Company. The Company sold its remaining 50% interest in the television glass business in October 1993, concluding a joint venture established in mid-1988. In addition, on December 31, 1993, the Company sold a 51% interest in its Kimble subsidiary to Gerresheimer Glas, AG.

In the fourth quarter of 1993, the Company completed a comprehensive reengineering study initiated in response to management's commitment to enhance customer service, improve manufacturing efficiency and productivity, and reduce costs. The resulting restructuring program, when fully implemented, is expected to yield increases in operating profit of $75 million or more on an annual basis. The Company recorded charges in the fourth quarter of 1993 of $250 million, principally for the restructuring program, and $325 million for the estimated uninsured future cost of claims related to an asbestos-containing insulation material produced by one of the Company's former business units, which was sold in 1958.

During 1993, the Company redeemed $272.3 million of its Senior Notes and on January 3, 1994, redeemed the remaining $268.9 million of the Senior Notes. The Company also retired all outstanding 9.35% and 7-5/8% debentures totaling $67.2 million. In December, the Company entered into a new credit agreement with a group of banks which provides revolving loan commitments under which the Company may borrow up to $1 billion through December 1998.

The principal executive office of the Registrants is located at One SeaGate, Toledo, Ohio 43666; the telephone number is (419) 247-5000.


Financial Information about Industry Segments

Information as to sales, operating profit, and identifiable assets by industry segment is included on pages 60-63.


Narrative Description of Business

The Company has three industry segments: Glass Containers, Plastics and Closures, and Specialized Glass. Below is a description of each of these segments and information to the extent material to understanding the Company's business taken as a whole.

Products and Services, Markets, Methods of Distribution, and Competitive Conditions

GLASS CONTAINERS

The Company is the world's leading manufacturer of glass containers with an approximate 40% share of the glass container segment of the U. S. rigid packaging market. Marketing under the trade name Owens-Brockway, the Company's 1993 glass container sales were substantially higher than the sales of its nearest glass container competitor, Anchor Glass Container Corporation ("Anchor"), a subsidiary of Vitro, Sociedad Anonima. Glass container sales represented 64%, 67% and 68% of the Company's consolidated net sales for the years ended December 31, 1993, 1992, and 1991, respectively. The Company believes that its internally developed machines are significantly more productive than those used by its competitors and have helped to make it the low-cost manufacturer and a recognized technological leader in the industry.

Products
- --------
Glass containers are produced in a wide range of sizes, shapes and colors for soft drinks, beer, liquor, wine, wine coolers, pharmaceuticals, and food and for export. The Company has been a leader in product innovation, introducing products including: long neck nonreturnable beer bottles; containers for wine coolers; Plasti-Shield labeled containers for juice, soft drinks and seltzer water and prepackaged mixed drinks.

New product lines designed to increase the demand for glass containers include product extensions related to single service packages for soft drinks, wine, tea, and juice and innovative secondary packaging systems such as labels, carriers and closures that complement glass containers. The Company's product development efforts in glass containers are aimed at providing value added packaging systems to customers and consumers. For example, the Company continued development of the Micro-Serve line of food containers designed for use in microwave ovens. The Company has expanded the new pressure sensitive label system to replace applied ceramic labeling on glass. Plasti-Shield labeling innovations have opened markets for clear labels as well as new uses for standard Plasti-Shield labeling. The Company has been particularly successful in applying these product developments to the New Age beverage markets such as bottled waters, juices, and tea-based beverages.

Customers
- ---------
Brewers, soft drink bottlers, and food producers comprise approximately 90% of industry demand for glass containers. The Company has leading positions within all three of these customer groups, as well as strong positions in smaller customer groups. The Company believes its position gives it the ability to take advantage of new opportunities and areas of growth within each customer group.

The following table sets forth the distribution of the Company's unit shipments by customer group for the last three years:

                                                Percent Unit Shipments
                                               ------------------------
            Customer Group                     1993      1992      1991
            --------------                     ----      ----      ----
            Food producers . . . . . . . . .    38%       35%       34%
            Brewers. . . . . . . . . . . . .    29        28        28
            Soft drink bottlers. . . . . . .    20        25        26
            Liquor and wine products . . . .     8         8         7
            Other. . . . . . . . . . . . . .     5         4         5
                                               ----      ----      ----
                                               100%      100%      100%
                                               ====      ====      ====
Most glass production is sold to customers under arrangements which specify estimated quantities to be shipped as a percentage of the customers' total annual requirements. Containers are typically scheduled for production in response to customers' orders for their quarterly requirements.

Markets
- -------
The Company has the leading market share of the glass segment of both United States beer and soft drink packaging. Excluding E & J Gallo Winery Inc., which manufactures its own containers, the Company is also the leading supplier of glass for wine and wine coolers. The Company believes it is the leading supplier of glass food containers and the second largest supplier of glass liquor containers. The Company's principal competitor in the glass liquor containers segment is Anchor. The Company is also the second largest supplier of glass containers for drug and chemical companies. Overall, the Company's sales represent approximately 40% of the glass container segment of the United States rigid packaging market.

Although glass containers' share of the United States rigid packaging market declined from 1980 through 1985 due to the conversion to plastic containers, principally in 32-ounce and large soft drink containers, United States glass container shipments stabilized and remained relatively constant overall from 1986 through 1993. The Company's share (including Brockway's operations for all periods) of the glass container segment has remained relatively constant during 1986 through 1993. Overall, the Company expects glass containers' share of the United States rigid packaging market to remain relatively stable and that the Company will maintain its share of the glass container segment due in part to the Company's ongoing improvement in operating efficiencies.

The Company's glass products compete on the basis of quality, service and price with other forms of rigid packaging, principally aluminum and steel cans and plastic bottles, as well as glass containers produced by other large, well-established manufacturers. Aluminum cans have a larger share of 12-ounce containers for the beer and soft drink industries, and plastic containers dominate 32-ounce and larger soft drink containers. Plastic containers also have made significant inroads in the 16-ounce and 20-ounce soft drinks container market. The principal competitors producing glass containers are Anchor, Ball Corporation, and Foster-Forbes Glass Company (an affiliate of Pechiney S. A.). The principal competitors producing metal containers are American National Can Company (an affiliate of Pechiney S. A.,), Crown Cork & Seal Company, Inc., Reynolds Metals Company, and Ball Corporation. In the metal container market, no one competitor is dominant. The principal competitors supplying plastic containers are Crown Cork & Seal Company, Inc., and Johnson Controls, Inc. In the plastic containers market, no one competitor is dominant.

The Company markets its glass container products throughout the United States, with a sales and marketing staff of approximately 150 salaried employees at January 31, 1994, operating out of 25 sales offices. Glass container sales employees are generally eligible for bonuses based on sales and the Company's overall performance. The Company's glass container sales personnel are not subject to minimum sales quota requirements.

Facilities and Production Processes
- -----------------------------------
Due to the significance of transportation costs and the importance of timely delivery, manufacturing facilities are located close to customers. Most of the Company's product is shipped by common carrier to customers within a 250-mile radius of a given production site. In addition to 21 domestic glass container manufacturing facilities, the Company operates a limestone plant, two machine shops which manufacture high-productivity glass-making machines, and a sand plant. The Company closed one of its less efficient glass container facilities in Huntington, West Virginia, during 1993. The Company's remaining domestic glass container facilities operated at rates in excess of 90% of capacity in 1993 and the Company expects similar rates in 1994.

A press and blow process for producing lightweight narrow neck bottles is also in operation at ten locations. It provides the best combination of high speed production and lighter weight for soft drink and beer bottles. This process can reduce container weight 8% to 15%, providing savings in raw materials and energy. Under development is the application of technology which allows for similar weight and productivity gains for other segments of the glass container market.

The Company's total systems approach to production technology and process control improvements have contributed to significant annual productivity gains experienced since the mid-1970's. From 1980 to 1993, for example, the Company's machine productivity increased by approximately 60% and labor productivity improved by approximately 55%. During the same period, the Company's process efficiency (as measured by tons of glass packed as a percent of tons of glass melted) has improved by almost 7 percentage points. From 1988 through 1993, the Company invested over $415 million in capital expenditures for its domestic glass container business.

The trend in the United States towards greater recycling of used containers has also changed the Company's glass container business. In each of the last three years, the Company has recycled substantial tonnage of glass containers. During 1993 and 1992, glass industry demands for recycled glass grew at higher than historical rates and generally exceeded the availability of furnace-ready cullet. The following table sets forth the approximate recycled glass component of the Company's domestic glass container output for the last three years:

                         1993        1992        1991
                        ------      ------      ------
                        36-39%      39-41%      40-43%

The Company believes that the percentage of recycled glass used could increase in the future as recycling becomes more widespread. The Company also believes that, eventually, as recycled glass becomes more available, it may offer a cost advantage over producing new glass.

The Company's cost reduction and product improvement programs are supported through continued investment in research and development and capital equipment. The Company has maintained a leadership role in the engineering and research function through substantial investments in capital equipment, processes and engineering to increase machine output, process quality and cost control. There were approximately 260 domestic employees at January 31, 1994, involved in research, development and engineering for the Glass Containers segment. The Company believes its investment in technology and capital has enabled it to remain the technological leader and low-cost producer in the domestic glass container industry. In addition, as the industry's technological leader, the Company licenses technology to foreign and domestic affiliates and licensees.

The Company currently has technical assistance agreements with 33 different companies in 33 countries. These agreements, which cover areas ranging from manufacturing and engineering assistance to support in functions such as marketing, sales, and administration, allow the Company to participate in the worldwide growth of the glass container industry. The Company believes these associations and its technical expertise will afford it opportunities to participate in the glass business in regions of the world where the Company does not currently have a presence.

International Glass Operations
- ------------------------------
The Company has significant ownership positions in eleven companies located in eight foreign countries and Puerto Rico. Most of the Company's international glass affiliates are the leading container manufacturers in their respective countries, producing a full line of containers for the soft drink, beer, wine, liquor, food, drug and chemical industries. Some of these companies also produce molds, mold parts, sand and feldspar, limestone, machines and machine parts, rolled glass, sheet glass, closures and labels. The Company's principal international glass affiliates are in Latin America and the United Kingdom.

Outside of the United States, unit shipments of glass containers have grown substantially in recent years. In Colombia and Venezuela, unit shipments of the Company's affiliates increased by over 6% on a compound annual basis during the period 1985 - 1993. Sales growth in countries where the Company does not have a direct ownership position, such as Japan and Germany, may provide a benefit to the Company in the form of technical assistance royalties tied to sales volumes.

In the United Kingdom, the Company is a leader in glass container manufacturing through its 100% ownership of United Glass. United Glass' principal competitors in the glass container segment of the rigid packaging product market include Rockware Group PLC and Redfern (PLM). The Company has increased the plant efficiency and productivity of United Glass over the last several years and believes that further gains are possible.

The Company's significant ownership positions in international glass affiliates are summarized below:
                                                              Owens-Illinois
Company/Country                                                 Ownership
- ---------------                                               --------------
Manufacturera de Vidrios Planos, C.A., Venezuela                  100.0%
United Glass Ltd., United Kingdom                                 100.0
Centro Vidriero de Venezuela, C.A., Venezuela                     100.0
Owens-Illinois de Venezuela, C.A., Venezuela                       92.2
Owens-Illinois de Puerto Rico, Puerto Rico                         80.0
Companhia Industrial Sao Paulo e Rio, Brazil                       79.4
Cristaleria del Ecuador, S.A., Ecuador                             58.6
Cristaleria Peldar, S.A., Colombia                                 57.4
Vidrios Industriales, S.A., Peru                                   50.3
Fabrica Boliviana de Vidrios, S. A., Bolivia                       50.0
Huta Szkla Jaroslaw S.A., Poland                                   36.0

PLASTICS AND CLOSURES

The Company is a leading plastic container manufacturer in the United States. The Company is the market leader in all plastic segments in which it competes except for Hi-Cone, in which it is second. Plastic container sales represented 19%, 17% and 18% of the Company's consolidated net sales for the years ended December 31, 1993, 1992, and 1991, respectively. The Company's

Plastics and Closures segment operates under the Owens-Brockway trade name and is comprised of five business units.

Plastic Products. This unit, with 22 factories, manufactures rigid, semi-rigid and multi-layer plastic packages for a wide variety of uses, including household products, personal care products, chemicals and automotive products, health care and food.

Closure Products. This unit produces closures and develops closure systems which incorporate functional features such as tamper evidence, child resistance and dispensing. The recent acquisition of Specialty Packaging Products, Inc., has extended the unit's product line to include trigger sprayers, finger pumps, and lotion pumps, as well as metal closures and finger pumps for the fragrance and cosmetic industry. In the United States, the Company has a sole license for Alcoa's technology for compression molded, tamper evident, thermoplastic closures. This unit also manufactures custom injection molded containers, such as deodorant packages and pump dispensers.

Prescription Products. The Company's Prescription Products unit manufactures prescription containers. These products are sold primarily to drug wholesalers, major drug chains and the government. Containers for prescriptions include plastic and glass ovals, vials, rounds, squares and ointment jars. The only other major producer of such prescription containers is Kerr Group, Inc.

Label Products. The main product of this unit is the patented Plasti-Shield label that can be heat shrunk around glass or plastic containers. The following table shows Plasti-Shield labels sales as an approximate percentage of total Label Products sales for the last three years:

                           1993      1992      1991
                           ----      ----      ----
                            59%       67%       75%

Multi-Pack Carriers. This unit currently produces two proprietary product lines, both of which are predominantly used as six-pack carriers -- Hi-Cone (a registered trademark of Illinois Tool Works Inc.) plastic carriers for cans and Contour-Pak plastic carriers for bottles. The combination of the Contour-Pak carrier used in connection with the Plasti-Shield label provides the bottler with a highly cost-effective multi-pack system.

Markets. Major markets for these units include the household products, personal care products, health care, food and beverage industries.

Labels are sold internally and to other glass container manufacturers. The following table shows the approximate percentage of labels manufactured by the Company which were sold to other units of the Company, principally the Company's glass container operations, for the last three years:

                           1993      1992      1991
                           ----      ----      ----
                            47%       51%       55%

The plastic segment of the rigid packaging market is highly competitive and fragmented due to generally available technology, low costs of entry and customer emphasis on low package cost. A large number of competitors exists on both a national and regional basis. The Company competes by emphasizing total package supply, proprietary technology, new package development, and packaging innovation. The Company is one of two producers of each of the Plasti-Shield label, the Hi-Cone multi-pack carrier (produced under a license agreement with the only other producer, Illinois Tool Works Inc.) and the Contour-Pak carrier. The market for closures is divided into various categories in which several suppliers compete for business on the basis of price and product design.

The Company's strategy has been to compete in the higher growth segments of the plastic bottle category where customers seek to use brand-specific packaging to differentiate their products. The Company believes it is a leader in technology and development of custom products and has a leading market position for such products. The Company's product innovations in plastic containers and closures include in-mold labeling for custom molded bottles, Contour-Pak carriers for 4, 6 and 8-pack applications, printed Contour-Pak carriers, multilayer structured bottles containing post consumer recycled resin, Flex-Band and PlasTop tamper-evident closures, Clic Loc child-resistant closures and Pharmacy Mate reversible prescription container closures. The Company believes that unit sales of closure products have benefitted from the conversion of over 50% of the soft drink closures segment from aluminum to plastic since 1987.

The Company believes that its plastic business may be increasingly affected by recycling and recycling content legislation as they become more widespread. Content legislation, recently enacted in several states requires that a certain specified minimum percentage of recycled plastic be included in new plastic products. The Company believes that it is well positioned to meet such legislated standards in part due to its material and multilayer process technology. Due in part to some of the process and product changes which will be required if recycling content legislation becomes more widespread, the Company also believes that certain consumer products companies which currently produce their own plastic containers may choose to exit the production of containers, which should enable the Company to increase its sales to such companies.

The Company's Plastics and Closures segment currently has technical assistance agreements with 17 companies in 12 countries. These agreements, which cover areas ranging from manufacturing and engineering assistance to support in functions such as marketing, sales, and administration, allow the Company to participate in the worldwide growth of the plastic packaging industry.

SPECIALIZED GLASS

The Company's Specialized Glass segment consisted of Kimble Glass Inc. ("Kimble"), which manufactures both glass and plastic specialty packaging and laboratory ware; and a 50% equity interest in OI-NEG TV Products, Inc. ("OI-NEG TV Products"). Amounts related to the Company's former table glassware business have been reclassified from the Specialized Glass segment to discontinued operations as a result of the June 1993 sale of Libbey. The Company sold its remaining interest in OI-NEG TV Products in October 1993. In addition, as a result of the December 31, 1993 sale of 51% of Kimble, the Company will record its share of Kimble's operations on an equity basis beginning in 1994.

Kimble is a producer of glass packaging for pharmaceutical and diagnostic uses and laboratory ware for clinical and research applications. Products for pharmaceutical and diagnostic uses include ampuls, vials, syringe barrels and syringe cartridges which are sold through Kimble's direct sales force. In addition, some consumer and industrial products are sold through the same direct sales force, including glass tubing, coffee carafes, cosmetic packages and miscellaneous blown and cut industrial parts.

Kimble is also a major producer of reusable and disposable glass and plastic laboratory apparatus and supplies, producing over 4,000 different products including traditional reusable laboratory glassware (beakers, pipets, burets and flasks) as well as disposable products (glass culture tubes, pipets and scintillation vials) used in clinical laboratory applications. The Kontes Glass Company, a Kimble subsidiary, manufactures specialty glassware, including filtration, distillation and environmental products.

Generally, pharmaceutical and personal care packaging products are sold directly to customers, while scientific products are primarily marketed through laboratory distributors.

The market for Kimble's products is worldwide. Competition in Kimble's principal product lines is based primarily on quality, service and price. Major competitors include Wheaton Glass Company, The West Company, Incorporated, Corning Glass Works, and a number of other domestic and foreign manufacturers. No one competitor is dominant.

Kimble's sales personnel are salaried employees who are generally eligible for bonuses based on the Company's overall performance. The Kimble sales personnel are not subject to minimum sales quota requirements.

ADDITIONAL INFORMATION

New Products

New products and numerous refinements of existing products are developed and introduced in each segment every year. No single new product or refinement, or group of new products and refinements, have been recently introduced or are scheduled for introduction which required the investment of a material amount of the Company's assets or which otherwise would be considered material.

Sources and Availability of Raw Materials

All of the raw materials the company uses have historically been available in adequate supply from multiple sources. However, for certain raw materials, there may be temporary shortages due to weather or other factors, including disruptions in supply caused by raw material transportation or production delays; such shortages are not expected to have a material effect on the Company's operations.

Patents and Licenses

The Company has a large number of patents which relate to a wide variety of products and processes, has pending a substantial number of patent applications, and is licensed under several patents of others. While in the aggregate its patents are of material importance to its business, the Company does not consider that any patent or group of patents relating to a particular product or process is of material importance when judged from the standpoint of any segment or its business as a whole.

Seasonality

Sales of particular products of the Glass Containers and Plastics and Closures business segments such as beer, soft drink, and certain food containers are seasonal, with shipments typically greater in the second and third quarters of the year.

Working Capital

In general, the working capital practices followed by the Company are typical of the businesses in which it operates. During the first and second quarters of the year the accumulation of inventories of certain products in advance of expected shipments reflects the seasonal nature of those businesses and may require periodic borrowings.

Customers

Major customers exist for each of the Company's industry segments, and in each industry segment the loss of a few of these customers might have a material adverse effect on the segment. No single customer accounts for 10% or more of the consolidated net sales of the Company.

Research and Development

Research and development constitutes an important part of the Company's activities. Research and development expenditures for continuing operations were $23.1 million, $22.9 million, and $20.4 million for 1993, 1992, and 1991, respectively. Operating engineering expenditures were $19.2 million, $23.1 million, and $21.9 million for 1993, 1992, and 1991, respectively. In addition to new product development, substantial portions of the technical effort are devoted to increased process control, automatic inspection, and automation. Also, there is continued emphasis on reduction in energy use per unit of production. No material amount of money was spent on customer-sponsored research activities during 1993, 1992, or 1991.

Environment

The Company's operations in common with those of the industry generally, are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Capital expenditures for property, plant, and equipment for environmental control activities were not material during 1993.

In addition, sales of non-refillable glass beverage bottles and other convenience packages are affected by mandatory deposit laws and other types of restrictive legislation. As of January 31, 1994, there are nine states with mandatory deposit laws in effect.

Plastic containers have also been the subject of legislation in two states. In anticipation of this legislation and through coordination with certain customers, the Company has initiated procedures to utilize recycled plastic resin in its manufacturing processes. During 1993, many plastic containers for products other than food, drugs, and cosmetics converted to 25% of post consumer resin. The Company believes it is the industry leader in such technology.

A number of states are considering legislation to promote curbside recycling and recycled content legislation as alternatives to mandatory deposit laws. Although such legislation is not uniformly developed, the Company believes that curbside recycling and recycling content legislation could become more significant during the next five years.

Although the Company is unable to predict what legislation or regulations may be adopted in the future with respect to environmental protection and waste disposal, compliance with existing legislation and regulations has not had, and is not expected to have, a material adverse effect on its capital expenditures, results of operations, or competitive position.

Number of Employees

The Company's operations employed approximately 28,900 persons at December 31, 1993. A majority of these employees are hourly workers covered by collective bargaining agreements, the principal one of which was renewed early in 1993 for three years. The Company considers it employee relations to be good. The Company has not had any material labor disputes in the last five years, and does not anticipate any material work stoppages in the near term.

Financial Information about Foreign and Domestic Operations and Export Sales

Information as to net sales, operating profit, and identifiable assets of the Company's operating and geographic segments is included on pages 60-63. Export sales, in the aggregate or by geographic area, were not material for the years 1993, 1992, or 1991.

ITEM 2.     PROPERTIES

The principal manufacturing facilities and other material important physical properties of the continuing operations of the Company at December 31, 1993 are listed below and grouped by industry segment. All properties shown are owned in fee except where otherwise noted.
                                             Limestone Plant
Glass Containers                               Volcano,  CA (2)
  Glass Container Plants
    Atlanta, GA                              Sand Plants
    Brockway, PA                               Ione,  CA (2)
    Charlotte, MI                              Devilla, United Kingdom
    Chicago Heights, IL (1)
    Clarion, PA (1)                          Flat Glass Plants
    Crenshaw, PA                               La Victoria, Venezuela
    Danville, VA
    Lakeland, FL                           Plastics and Closures
    Lapel, IN                                Plastic Container Plants
    Los Angeles, CA                            Atlanta, GA
    Muskogee, OK (1)                           Baltimore, MD
    Oakland, CA                                Belvidere, NJ
    Pomona, CA (1)                             Charlotte, NC
    Portland, OR                               Chicago, IL
    Streator, IL                               Cincinnati, OH (1)
    Toano, VA                                  Dallas, TX
    Tracy, CA                                  Edison, NJ
    Volney, NY                                 Fairfield, CA
    Waco, TX                                   Findlay, OH (1), (2)
    Winston-Salem, NC                          Florence, KY (1)
    Zanesville, OH                             Greenville, SC
    Rio de Janeiro, Brazil                     Harrisonburg, VA
    Sao Paulo, Brazil                          Kansas City, MO (2)
    Envigado, Colombia                         La Mirada, CA (2)
    Zipaquira, Colombia                        Nashua, NH
    Guayaquil, Ecuador                         Newburyport, MA
    Callao, Peru                               Rossville, GA (2)
    Vega Alta, Puerto Rico                     St. Louis, MO (2)
    St. Albans, United Kingdom                 Sullivan, IN
    Alloa, United Kingdom                      Vandalia, IL (1)
    Harlow, United Kingdom                     Washington, NJ (2)
    Peasley, United Kingdom
    Cagua, Venezuela                         Mold Shop
    Caracas, Venezuela                         Kansas City, MO (2)
    Valencia, Venezuela
    Valera, Venezuela                        Label Products Plant
                                               Bardstown, KY (1)

  Machine Shops                              Closure & Specialty Products Plants
    Brockway, PA                               Bridgeport, CT
    Godfrey, IL                                Brookville, PA
    Manaus, Brazil                             Chattonooga, TN
                                               Constantine, MI (1)

    El Paso, TX (2)                        Corporate Facilities
    Erie, PA                                 World Headquarters Building
    Hamlet, NC                               Toledo, OH (2)
    Maumee, OH (2)
    North Riverside, IL (2)                  Levis Development Park
    Waterbury, CT                            Perrysburg, OH
    Mexico City, Mexico
    Las Piedras, Puerto Rico

  Prescription Products Plant
    Berlin, OH (1)

__________________
(1) This facility is financed in whole or in part under tax-exempt financing agreements.
(2)  This facility is leased in whole or in part.


The Company believes that its facilities are well maintained and currently adequate for its planned production requirements over the next three to five years.


ITEM 3.     LEGAL PROCEEDINGS

See the second through last paragraphs of the section entitled "Contingencies" on pages 55 - 60.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

            EXECUTIVE OFFICERS OF THE REGISTRANTS

Set forth below are the names and the ages, positions, and offices held (as of the date hereof), and a brief account of the business experience of each executive officer. Each officer listed below holds the same position or positions with Owens-Illinois Group, Inc. as he does with the Company. Officers serve at the discretion of the Board of Directors.


Name and Age                                      Position
- ------------                                      --------
Joseph H. Lemieux (63) . . . . .    Chairman since 1991; Chief Executive
                                    Officer since 1990; President and Chief
                                    Operating Officer, 1986-1990; Director
                                    since 1984.  Member of Class III of the
                                    Board of Directors of the Company, with a term expiring in 1994.

Lee A. Wesselmann (58) . . . . .    Senior Vice President and Chief Financial
                                    Officer since 1988; Secretary, 1988-1990;
                                    Vice President - Finance, 1988; Director since 1988. Member of Class I of the Board of Directors of the Company, with a term expiring in 1995.

R. Scott Trumbull (45) . . . . .    Executive Vice President, International
                                    Operations since 1993; Vice President and
                                    Director of Corporate Planning 1992-1993;
                                    Vice President and General Manager of
                                    Plastics and Closure Operations, 1986 -
                                    1992.

Terry L. Wilkison (52) . . . . .    Executive Vice President, Domestic
                                    Packaging Operations since 1993; Vice
                                    President and General Manager of
                                    Plastics, Closures, and Prescription
                                    Products 1992-1993; Vice President and
                                    General Manager of Specialty Glass
                                    Operations 1987-1992.

Thomas L. Young (50) . . . . . .    Executive Vice President, Administration,
                                    General Counsel and Secretary since 1993;
                                    Vice President, General Counsel, General
                                    Manager - Operations Administration and
                                    Secretary 1992-1993; Vice President,
                                    General Counsel and Secretary, 1990-1992;
                                    Vice President and General Counsel -
                                    Operations, 1988-1990.

Name and Age                                      Position
- ------------                                      --------
Russell C. Berkoben (52) . . . .    Vice President and General Manager of
                                    Plastic Operations since 1991; Vice
                                    President and Plastic Container Business
                                    Unit Manager, 1985-1991.

Gary R. Clinard (55) . . . . . .    Vice President and General Manager of
                                    International Operations since 1990; Vice
                                    President of International Operations and
                                    Technical Assistance, 1987-1990.

Larry A. Griffith (48) . . . . .    Vice President and General Manager of
                                    Kimble since 1992; Vice President, 1990-
                                    1992; Vice President of Corporate Staff
                                    and Director of Corporate Planning, 1988-
                                    1990;

John L. Hodges (54). . . . . . .    Vice President and General Manager of
                                    Glass Container Operations since 1993;
                                    Vice President of Glass Container Sales
                                    and Marketing, 1991-1993; Vice President and General Manager of Glass Container
                                    Manufacturing, 1984-1991.

Dale W. Leidy (54) . . . . . . .    Vice President and Technical Director -
                                    Glass Container since 1993; Vice
                                    President and General Manager of Glass
                                    Container Manufacturing 1991-1993; Vice
                                    President and Technical Director -
                                    Packaging, 1990-1991; Vice President and
                                    Director of Manufacturing and Engineering of Plastic Products, 1989-1990; Vice
                                    President and Director of Manufacturing
                                    of Plastic Products, 1986-1989.

Michael D. McDaniel (45) . . . .    Vice President and General Manager of
                                    Closure Operations since 1991; Vice
                                    President and Director of Manufacturing
                                    and Engineering of Closure Operations,
                                    1990-1991; Vice President and
                                    Manufacturing Manager of Closure
                                    Operations, 1985-1990.

Philip McWeeny (54). . . . . . .    Vice President and General Counsel -
                                    Corporate since 1988.

Name and Age                                      Position
- ------------                                      --------
Ronald H. Pfenning (45). . . . .    Vice President of Glass Container Sales
                                    and Marketing since 1993; Glass Container
                                    Vice President and Industry Manager,
                                    Food, 1992-1993; Glass Container Vice
                                    President and Industry Manager, Brewing &
                                    Liquor, 1989-1991.

B. Calvin Philips (52) . . . . .    Vice President since 1990; Vice President
                                    and General Manager of Closure and
                                    Specialty Products, 1987-1990.

Robert A. Smith (52) . . . . . .    Vice President and General Manager of
                                    Glass Container Manufacturing since 1993;
                                    Vice President and General Manager, West
                                    Coast, 1990-1993; Vice President and Area
                                    Manufacturing Manager, 1986-1990.

Larry C. Tollstam (51) . . . . .    Vice President and General Manager of
                                    Prescription Products Operations since
                                    1988.

David G. Van Hooser (47) . . . .    Vice President, Treasurer and Comptroller
                                    since 1990; Vice President and Treasurer,
                                    1988-1990.

                                    PART II

ITEM 5.     MARKET FOR OWENS-ILLINOIS, INC.'S COMMON STOCK
            AND RELATED SHARE OWNER MATTERS

The price range for the Company's Common Stock on the New York Stock Exchange, as reported by National Association of Securities Dealers, was as follows:



                                          1993                    1992
                                   ------------------      ----------------
                                    High        Low         High        Low
                                   ------      ------      ------      ------
First Quarter                      12-1/4      10          14-1/2      11-1/2
Second Quarter                     12          10          14          11-1/4
Third Quarter                      11-5/8       9          12-1/8       8-1/4
Fourth Quarter                     12-3/8       9-1/4      10-1/2       7-7/8


On February 28, 1994, there were 797 common share owners of record. No dividends have been declared or paid since the Company's initial public offering in December 1991. For restrictions on payment of dividends on Common Stock, see Restriction on Retained Earnings included on page 50.

ITEM 6.   SELECTED FINANCIAL DATA

The selected consolidated financial data presented below relates to each of the five years in the period ended December 31, 1993. Such data was derived from the Consolidated Financial Statements, of which the most recent three years are included elsewhere in this document, and were audited by Ernst & Young, independent auditors, whose report with respect to the financial statements appears elsewhere in this document. See Consolidated Financial Statements -- Statement of Significant Accounting Policies -- and Financial Review.
                                       Year Ended December 31,
                        ----------------------------------------------------
                          1993     1992 (b)   1991 (c)     1990       1989
                        --------   --------   --------   --------   --------
Consolidated Operating             (Dollar amounts in millions)
  Results (a):
Net sales. . . . . .    $3,535.0   $3,392.6   $3,284.3   $3,383.3   $3,053.8
Other (d). . . . . .       127.1       81.6       83.3       84.4       83.4
                        --------   --------   --------   --------   --------
                         3,662.1    3,474.2    3,367.6    3,467.7    3,137.2
Costs and expenses:
Manufacturing, shipping
  and delivery . . .     2,823.8    2,744.1    2,636.8    2,691.0    2,496.6
Research, engineering,
  selling, administra-
  tive and other (d)       842.8      260.3      223.6      315.1      230.5
Earnings (loss) from    --------   --------   --------   --------   --------
  continuing operations
  before interest
  expense and items
  below. . . . . . .        (4.5)     469.8      507.2      461.6      410.1
Interest expense . .       290.0      312.9      452.5      446.4      417.5
                        --------   --------   --------   --------   --------
Earnings (loss) from
  continuing operations
  before items
  below. . . . . . .      (294.5)     156.9       54.7       15.2       (7.4)
Provision (credit)
  for income taxes .      (113.1)      64.0       53.7       60.4       42.1
Minority share owners'
  interests in
  earnings of
  subsidiaries . . .        19.4       14.6       11.8        8.6        7.9
Earnings (loss) from    --------   --------   --------    --------   -------
  continuing operations
  before extraordinary
  items and cumulative
  effect of accounting
  changes. . . . . .      (200.8)      78.3      (10.8)     (53.8)     (57.4)
Net earnings (loss)
  of discontinued
  operations . . . .         1.4       18.4        3.8       (2.4)     (10.2)

                                       Year Ended December 31,
                         ---------------------------------------------------
                          1993     1992 (b)   1991 (c)     1990       1989
                         ------   ---------  ---------   -------     ------
                         (Dollar amounts in millions, except per share data)
Gain (loss) on sales of
  discontinued operations,
  net of applicable
  income taxes . . .       217.0                (123.1)
Extraordinary charges
  from early
  extinguishment of
  debt, net of
  applicable income
  taxes. . . . . . .       (12.7)    (31.5)     (143.5)                (40.5)
Cumulative effect on
  prior years of
  changes in methods
  of accounting for
  income taxes and
  postretirement
  benefits, net
  of applicable
  income taxes (b) .                 (199.4)
                        --------   --------   --------   --------   --------
Net earnings (loss).    $    4.9   $ (134.2)  $ (273.6)  $  (56.2)  $ (108.1)
                        ========   ========   ========   ========   ========
Earnings (loss) per
  share of common
  stock:
  Earnings (loss)
    from continuing
    operations before
    extraordinary
    items and cumula-
    tive effect of
    accounting changes  $  (1.70)  $   0.66   $  (0.27)  $  (1.46)  $  (1.55)
  Net earnings (loss)
    of discontinued
    operations . . .        0.01       0.15       0.09      (0.06)     (0.28)
  Gain (loss) on sales
    of discontinued
    operations . . .        1.82                 (3.07)
  Extraordinary charges    (0.10)     (0.26)     (3.58)                (1.10)
  Cumulative effect of
    accounting
    changes (b). . .                  (1.68)
                        --------   --------   --------   --------   --------
Net earnings (loss).    $   0.03   $  (1.13)  $  (6.83)  $  (1.52)  $  (2.93)
                        ========   ========   ========   ========   ========

                                       Year Ended December 31,
                        ----------------------------------------------------
                          1993     1992 (b)   1991 (c)     1990       1989
                        --------   --------   --------   --------   --------
Other Data:                         (Dollar amounts in millions)
The following are included in the
  results from continuing operations:
  Depreciation . . .    $  180.0   $  181.9   $  154.0   $  150.3   $  135.6
  Amortization of
    excess cost and
    intangibles. . .        40.8       38.6       36.3       36.3       34.8
  Amortization of
    deferred finance
    fees (included
    in interest
    expense) . . . .        11.5       12.0       13.6       13.7       14.3
                        --------   --------   --------   --------   --------
                        $  232.3   $  232.5   $  203.9   $  200.3   $  184.7
                        ========   ========   ========   ========   ========
Weighted average
  shares outstanding
  (in thousands) . .     118,978    118,980      40,089    36,940     36,890

Balance Sheet Data (at end of period):
  Working capital. .    $    234   $    245   $    195   $    339   $    315
  Total assets . . .       4,901      5,151      4,399      5,191      5,098
  Total debt . . . .       2,487      3,107      2,932      4,005      3,904
  Share owners' equity       295        299        415       (153)       (98)

(a) Results of operations have been restated to reflect the effects of the sale of the Libbey business, which was consummated on June 24, 1993, and of the Health Care segment, which was consummated on October 24, 1991, as discontinued operations.

(b) In the fourth quarter of 1992, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," each as of January 1, 1992. The impact of the changes on 1992 earnings from continuing operations consists of an additional $39.2 million of non-cash expenses partially offset by additional deferred tax credits of $26.3 million. See Statement of Significant Accounting Policies on page 37, Income Taxes on page 45, and Postretirement Benefits Other Than Pensions on page 52 for explanations of these changes.

(c) The Company completed a recapitalization in the fourth quarter of 1991, the effects of which are included in the Balance Sheet Data as of December 31, 1991. For a discussion of the pro forma effects on the full year 1991 results of operations, see Recapitalization on page 39.

(d) Other revenues in 1993 includes gains of $46.1 million (approximately $34.6 million after tax) from divestitures. In the fourth quarter of

     1993, the Company recorded charges totaling $578.2 million (approximately $357.0 million after tax) principally for estimated uninsured future asbestos-related costs and costs associated with its restructuring program. Other revenues in 1990 includes gains of $29.6 million (approximately $16.4 million after tax) from divestitures. In the fourth quarter of 1990, the Company recorded a charge of $48.4 million (approximately $31.0 million after tax) for special separation and retirement benefits. See Other Revenues and Other Costs and Expenses on page 53.


ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of 1993 with 1992

The Company had a loss from continuing operations for 1993 of $200.8 million, reflecting the $322.4 million net after tax effect of several unusual fourth quarter charges and gains, which are discussed below. Excluding these unusual fourth quarter items, the Company had earnings from continuing operations of $121.6 million representing an increase of $43.3 million, or 55.3%, over 1992 earnings of $78.3 million. Results of operations for 1992 have been restated to reflect the Libbey business, which was sold in June 1993, as a discontinued operation. Generally improved operating results, particularly in the Glass Containers segment, along with reduced interest expense, were principally responsible for the increase.

Net earnings for 1993 were $4.9 million compared to a net loss of $134.2 million in 1992. The 1993 results include the net gain of $217.0 million from the sale of the Libbey business while the 1992 loss includes a charge for the cumulative effect of accounting changes of $199.4 million. Earnings of the discontinued Libbey business were $1.4 million in 1993 and $18.4 million in 1992, including an after tax gain of $10.5 million on an asset sale. Extraordinary charges from the early extinguishment of debt amounted to $12.7 million in 1993 and $31.5 million in 1992. For additional information see Extraordinary Charges on page 53 and Discontinued Operations on page 54.

Capsule segment results (in millions of dollars) for 1993 and 1992 are as follows (a):
- ------------------------------------------------------------------------------
Net sales to unaffiliated customers                       1993          1992
- ------------------------------------------------------------------------------
Glass Containers                                      $2,427.3      $2,421.7
Plastics and Closures                                    908.6         781.0
Specialized Glass                                        197.9         188.4
Other                                                      1.2           1.5
- ------------------------------------------------------------------------------
Consolidated total                                    $3,535.0      $3,392.6
==============================================================================

- ------------------------------------------------------------------------------
Operating profit                                      1993 (b)          1992
- ------------------------------------------------------------------------------
Glass Containers                                      $  117.4      $  299.0
Plastics and Closures                                    123.3         133.4
Specialized Glass                                         18.9          12.7
Eliminations and other retained costs                   (305.0)        (12.3)
- ------------------------------------------------------------------------------
Consolidated total                                    $  (45.4)     $  432.8
==============================================================================
(a)  See Segment Information included on pages 60 - 63.

(b) Reflects the net reductions from unusual fourth quarter charges and gains as follows: Glass Container, $214.0 million; Plastics and Closures, $16.0 million; Specialized Glass, $3.2 million; and other retained costs, $298.9 million.

Consolidated net sales for 1993 increased $142.4 million, or 4.2% over the prior year. In the Glass Containers segment, reported dollar sales of the Company's international affiliates were up 4.7%, reflecting improved economic conditions in Brazil and higher unit shipments by most Latin American affiliates. These improved results were largely offset by the unfavorable impact of foreign currency exchange rate changes on the reported sales of the Company's United Kingdom affiliate, despite an increase in its unit shipments. Domestic glass container shipments were down in 1993 by 0.6%, with reported sales down 1.5%. These reductions reflect the continuing conversion of soft drinks from glass to plastic (polyethylene terephthalate or PET) containers. The Company believes this trend will continue, but to a lesser extent. The capacity resulting from such conversions is being used for the production of containers for products experiencing increased demand, such as iced tea and other beverages. In the Plastics and Closures segment, sales increased $127.6 million, with over 60% of the increase resulting from the acquisition of Specialty Packaging Products in the fourth quarter of 1992. Shipments in the base closure and plastic bottle businesses were higher in 1993, further contributing to the higher sales. Partially offsetting these favorable comparisons was reduced unit volume in the labels and carriers business, attributable in large part to the continuing conversion of soft drinks from glass to PET containers. Net sales of the Specialized Glass segment increased $9.5 million or 5.0% principally due to improved sales mix and higher unit volume. The Specialized Glass segment, as restated for the sale of Libbey, consists only of the Kimble laboratory and pharmaceutical glassware business. In addition, on December 31, 1993, the Company completed the sale of a 51% interest in the Kimble business to Gerresheimer Glas, AG. As a result, Kimble will be accounted for on the equity basis beginning in 1994.

Consolidated operating profit for 1993, excluding the unusual fourth quarter items discussed separately below, increased $53.9 million or 12.5% to $486.7 million from $432.8 million reported in 1992. Consolidated operating profit, excluding the unusual items, was 13.8% of net sales in 1993 compared to 12.8% in 1992. Lower benefit costs, which generally affected all segments, accounted for the majority of this percentage improvement. Consolidated operating expenses (consisting of selling and administrative, engineering, and research and development expenses) as a percentage of net sales decreased to 6.4% in 1993 from 6.6% in 1992. Operating profit of the Glass Containers segment, exclusive of the unusual items, increased $32.4 million or 10.8%. Approximately one-half of the increase was attributable to the international glass business, principally in Brazil as a result of increased shipments and improved economic conditions. Increased operating profit in the domestic glass business resulted from lower manufacturing costs and increased labor productivity, along with the benefit of a mid-year price increase amounting to approximately 1.5% on an annualized basis. Operating profit of the Plastics and Closures segment, exclusive of the unusual items, increased 4.4% from $133.4 million in 1992 to $139.3 million in 1993. The favorable effects of increased unit shipments in most product lines and the full-year results of the Specialty Packaging Products acquisition were significantly offset by lower profit in the labels and carriers business as unit shipments of soft drink labels and Hi-Cone carriers declined. Other retained costs, exclusive of the unusual items, were $6.1 million in 1993 compared to $12.3 million in 1992, principally as a result of lower benefit costs.

During the fourth quarter of 1993, the Company recorded several unusual charges and gains as part of continuing operations. Consistent with its focus on core packaging businesses, the Company sold its remaining 50% interest in the television glass business in October, concluding a joint venture established in mid-1988. In addition, on December 31, 1993, the Company sold a 51% interest in its Kimble laboratory and pharmaceutical glassware business. Gains from these sales amounted to $46.1 million pretax ($34.6 after tax).

The Company's fourth quarter 1993 results include charges totalling $250 million, principally for costs related to its restructuring program. The program is the result of a comprehensive reengineering study initiated by the Company in mid-1993 in response to management's commitment to enhance customer service, improve manufacturing efficiency and productivity, and reduce costs. The results of the study, completed in the fourth quarter, indicated that opportunities for improvement are available through a combination of changes in the manufacturing and quality control processes, simplification of plant management organizations, and consolidation of administrative responsibilities. During its implementation over the next several years, the program is expected to result in a 10% reduction of the Company's domestic work force and ultimately, over the next three to four years, increases in operating profit of $75 million or more on an annual basis. The severance and early retirement costs of the work force reduction are estimated to be $165 million, with about one-half expected to require cash expenditures and one-half representing non-cash pension costs. Another significant component, estimated at $30 million, represents the expected write-down to realizable value of production and other factory equipment which will be eliminated as a result of implementing the improvements in manufacturing, quality control, and customer service processes. Additional cash expenditures of approximately $5 million consist of fourth quarter 1993 fees related to the reengineering study and expected costs of exiting a number of sales offices and warehouses. Other items included in the $250 million, not directly related to the restructuring program, totaled approximately $50 million and included costs related to a December 1993 plant shutdown and an increase in estimated future fees and indemnification costs related to various environmental and legal matters. In addition to the $250 million charge, the Company recorded a $3.2 million charge for relocating several manufacturing departments in the Kimble business. The net after tax amount for all these charges was $156.3 million.

Also included in the fourth quarter of 1993 is a charge of $325 million ($200.7 million after tax) for estimated uninsured future asbestos-related costs. The Company recorded the charge based on recent trends and developments and their effect on the Company's ability to estimate probable costs of pending and likely future asbestos-related claims. Among other things, the Company has disposed of 70,000 claims in 1992 and 1993, representing almost one-half of all the cases disposed since the initial cases were resolved in 1979; certain of these claims were disposed in 1993 at higher than expected costs. These recent claim dispositions have expanded the Company's data base. The Company has also had increasing success in establishing administrative procedures to process claims in an administrative framework outside the tort litigation system. In addition, the Company has experienced a reduction in the number of new filings claiming significant exposure to its asbestos-containing insulation products, apparently due at least in part to the time which has elapsed since its 1958 exit from the business. The Company's estimate was affected by a number of other developments that have occurred recently with respect to asbestos-related litigation, not only against Owens-Illinois but against other companies, including the generally lower percentage of legitimate claims of serious illness or impairment among newly filed cases. The estimate includes the expectation of a substantial amount of insurance coverage, principally from insurance policies from various companies for the years 1977 through 1983. In the event any portion of this coverage is not available, an additional charge may be required. For additional information see Capital Resources and Liquidity on page 26 and Contingencies on page 55.

Comparison of 1992 with 1991

For the year ended December 31, 1992, the Company recorded earnings from continuing operations of $78.3 million compared with a loss of $10.8 million in 1991. The improvement in earnings was due primarily to reduced interest expense resulting from the Company's December 1991 recapitalization and generally improved operating results in most of the Company's businesses. The adoption of Statement of Financial Accounting Standards (SFAS) Nos. 109 and 106 had adverse impacts of $1.0 million and $11.9 million, respectively, on 1992 earnings from continuing operations. The net loss for 1992 was $134.2 million and included charges of $31.5 million from the early extinguishment of debt and $199.4 million for the cumulative effect of accounting changes as of the beginning of the year. The net loss for 1991 was $273.6 million which included a $123.1 million loss on disposal of the discontinued Health Care segment and an extraordinary charge of $143.5 million related to early extinguishment of debt in connection with the Recapitalization. For additional information, see Recapitalization on page 39 and Discontinued Operations on page 54.

Capsule segment results (in millions of dollars) for 1992 and 1991 are as follows (a):
- ------------------------------------------------------------------------------
Net sales to unaffiliated customers                        1992          1991
- ------------------------------------------------------------------------------
Glass Containers                                       $2,421.7      $2,369.4
Plastics and Closures                                     781.0         729.6
Specialized Glass                                         188.4         183.7
Other                                                       1.5           1.6
- ------------------------------------------------------------------------------
Consolidated total                                     $3,392.6      $3,284.3
==============================================================================
- ------------------------------------------------------------------------------
Operating profit                                       1992 (b)          1991
- ------------------------------------------------------------------------------
Glass Containers                                       $  299.0      $  315.4
Plastics and Closures                                     133.4         139.2
Specialized Glass                                          12.7          27.0
Eliminations and other retained costs                     (12.3)         (1.6)
- ------------------------------------------------------------------------------
Consolidated total                                     $  432.8      $  480.0
==============================================================================
(a)  See Segment Information included on pages 60 - 63.
(b) Reflects additional non-cash expenses of $40.9 million from the adoption of SFAS Nos. 109 and 106 as follows: Glass Containers, $17.9 million; Plastics and Closures, $11.5 million; Specialized Glass, $6.7 million;
     and other retained costs, $4.8 million.

Consolidated net sales for 1992 increased 3.3% over the net sales reported in 1991. In the Glass Containers segment, net sales increased $52.3 million. Combined unit sales of glass containers by the Company's Venezuelan and Colombian affiliates increased 14.3%, accounting for most of the increased sales. Net sales for the domestic glass container business approximated 1991. In the Plastics and Closures segment, net sales increased $51.4 million due to increased unit sales volume, including the effect of the fourth quarter 1992 acquisition of Specialty Packaging Products, Inc. The increases were partially offset by the unit sales price reductions in the plastic containers business as a result of passing through lower resin costs. Net sales of the Specialized Glass segment increased 2.6% primarily due to higher unit sales volume.

Consolidated operating profit for 1992 of $432.8 million reflects a reduction from the prior year of $6.3 million along with the additional non-cash expenses of $40.9 million for the current year effects of adopting two new accounting standards. Results for 1991 were not restated for the accounting changes. Consolidated operating profit was 14.0% of net sales in 1992 (before the additional expenses from the accounting changes) and 14.6% in 1991. Consolidated operating expenses as a percentage of net sales increased to 6.6% in 1992 from 5.9% in 1991 principally as a result of additional expenses from the accounting changes. The 1991 results included a gain of $11.0 million from the receipt of an insurance settlement related to the costs of a 1988 furnace spill at the Oakland, California glass container plant.

The $16.4 million lower operating profit of the Glass Containers segment was primarily due to the additional 1992 expenses of $17.9 million resulting from the accounting changes. Lower U. S. dollar earnings of consolidated foreign affiliates were primarily due to the impact of unfavorable economic conditions in Brazil on the reported earnings of the segment's Brazilian affiliate. The operating profit of the domestic glass container business increased 9.3%, excluding both the one-time impact of the 1991 insurance settlement and the 1992 charges for accounting changes. The increase was principally due to improved capacity utilization, improved machine and labor productivity, and generally lower manufacturing costs. The Plastics and Closures segment operating profit for 1992 reflects a 4.1% increase from operations compared to the prior year which was more than offset by additional expenses of $11.5 million related to the accounting changes. The operating improvements were due primarily to higher unit sales volume and better manufacturing performance in its plastic products and closures businesses. The 1992 operating profit of the Specialized Glass segment declined mainly due to costs in the pharmaceutical packaging and laboratory ware businesses associated with higher furnace rebuild and repair activity in 1992 compared to 1991, combined with increased manufacturing costs not offset by unit sales price increases. Other retained costs for 1992 include additional expenses of $4.8 million from the accounting changes.

The Company's effective tax rate for 1992 of 40.8% exceeds statutory rates primarily as a result of non-cash charges for the amortization of the excess purchase cost for which no tax benefit is available. The effective tax rate in 1991, adjusted for the pro forma effects of the Recapitalization, was 53.5%. The decrease in the rate was due in large part to the change in method of accounting for income taxes. Assets and liabilities, which had been recorded net-of-tax as previously required in accounting for acquisitions, were adjusted to their pretax amounts and corresponding deferred taxes were recorded. The resulting increased depreciation and amortization, combined with offsetting reductions of the provision for taxes, reduced the effective rate. In addition, the foreign taxes on earnings of consolidated foreign subsidiaries were generally lower in 1992 compared to 1991.

Pro Forma Results of Operations for 1991

Assuming the Recapitalization had occurred at the beginning of 1991, pro forma earnings from continuing operations for 1991 would have been $78.7 million. The Company's pro forma results of operations for 1991 reflect an increase in earnings from continuing operations of $89.5 million when compared to its historical results of operations. The increase results from lower interest expense net of applicable income taxes as a result of debt repurchases financed with the proceeds of the various components of the Recapitalization.


Capital Resources and Liquidity

The Company's total debt at December 31, 1993, was $2.49 billion compared to $3.11 billion at December 31, 1992.

At December 31, 1993, the Company had available credit of $1 billion under its recently completed Bank Credit Agreement. After giving effect to borrowings on January 3, 1994 to redeem the remaining $268.9 million of Senior Variable Rate Notes outstanding, the amount available under the Agreement was $558.6 million. At December 31, 1992, total commitments under the Company's previous credit facility were $725.0 million of which $288.2 million was available. Cash provided by operating activities was $231.7 million in 1993 compared to $214.4 million in 1992. Capital expenditures for property, plant and equipment were $266.2 million in 1993 and $250.8 million in 1992. Net cash proceeds from divestitures and asset sales exceeded $725 million in 1993 and were not significant in 1992.

In December 1993, the Company entered into a new Bank Credit Agreement which provides commitments for borrowings up to $1 billion through December 1998. This Agreement replaces the prior credit facility which had been scheduled to expire in September 1994. The interest rates on borrowings under the new Agreement are favorable to the previous agreement by approximately .375% and would become slightly more or less favorable should the Company's publicly-traded Senior Debentures be assigned higher or lower ratings by major rating agencies. In addition, there are no required principal payments or reductions of available capacity during the term of the new Agreement. Therefore, on a consolidated basis at December 31, 1993, the Company had in excess of $550 millon of borrowing capacity and relatively modest scheduled principal payments for a five-year period through December 1998.

In the twelve-month period commencing January 1, 1994, the Company anticipates that cash flow from its operations and from utilization of available credit under the Bank Credit Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations, including cash payments required in connection with the restructuring program undertaken in 1993. The Company's insurance coverage under agreements with Aetna, relating to amounts payable by the Company with respect to asbestos-related lawsuits and claims, was exhausted during the second quarter of 1992. As a result thereof, the Company faces additional demands upon its liquidity for such payment until the United Insurance litigation is resolved; the date of the resolution is uncertain. As of December 31, 1993, the Company had made such payments of $283 million of which $136 million was paid in 1993. In addition, the Company has entered into group settlement agreements which include settlement amounts payable in 1994 and later years. As of December 31, 1993, such deferred payment amounts were approximately $168 million. The cumulative total of the receivable and the deferred amounts as of December 31, 1993, was $451 million, which represents the Company's pretax spending and commitments to spend on disposed lawsuits and claims as of that date for which the Company expects to be reimbursed by insurance. None of the foregoing amounts represented a spending commitment with respect to lawsuits and claims pending against the Company as of December 31, 1993. Based on the Company's expectations regarding favorable trends which should lower its aggregate payments for lawsuits and claims and its expectation of substantial insurance coverage and reimbursement for such lawsuits and claims as a result of the United Insurance litigation and also based on the Company's expected operating cash flow, the Company believes that the payment of any deferred amounts of previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits and claims associated with asbestos, will not have a material adverse effect upon the Company's liquidity on a short-term or long-term basis.

Over the five-year term of the Bank Credit Agreement ending in December 1998, the Company expects that the utilization of available credit thereunder, combined with cash flows from operations, will be sufficient to fund its operating and seasonal working capital needs, debt service, and other obligations. Beyond that, based upon current levels of operations and anticipated growth, the Company anticipates that it will have to refinance existing indebtedness, sell assets and/or otherwise raise funds in either the private or public markets to make all of the principal payments when due under its outstanding debt securities, beginning with principal payments due in 1999 under the 10-1/4% Senior Subordinated Notes. There can be no assurance that the Company will be able to refinance existing indebtedness or otherwise raise funds in a timely manner or that the proceeds therefrom will be sufficient to make all such principal payments.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                          Page
                                                                         -----
Report of Independent Auditors                                              29

Consolidated Balance Sheets at December 31, 1993 and 1992                32-33

For the years ended December 31, 1993, 1992, and 1991:

        Consolidated Results of Operations                               30-31
        Consolidated Share Owners' Equity                                   34
        Consolidated Cash Flows                                          35-36

Statement of Significant Accounting Policies                             37-38

Financial Review                                                         39-63

Selected Quarterly Financial Data                                        64-65

===============================================================================
                        REPORT OF INDEPENDENT AUDITORS
===============================================================================

The Board of Directors and Share Owners
Owens-Illinois, Inc.

We have audited the accompanying consolidated balance sheets of Owens-Illinois, Inc. as of December 31, 1993 and 1992, and the related consolidated statements of results of operations, share owners' equity, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14.(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens-Illinois, Inc. at December 31, 1993 and 1992 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in the Statement of Significant Accounting Policies and Financial Review, in 1992 the Company changed its methods of accounting for postretirement benefits other than pensions and income taxes.





                                         Ernst & Young


Toledo, Ohio
February 4, 1994

===========================================================================
CONSOLIDATED RESULTS OF OPERATIONS  Owens-Illinois, Inc.
Millions of dollars, except per share amounts
Years ended December 31,                       1993        1992        1991
- ---------------------------------------------------------------------------
Revenues:
  Net sales                                $3,535.0    $3,392.6    $3,284.3
  Royalties and net technical assistance       29.2        29.5        32.2
  Equity earnings                              25.3        23.2        11.7
  Interest                                     15.6        13.8        15.5
  Other                                        57.0        15.1        23.9
- ---------------------------------------------------------------------------
                                            3,662.1     3,474.2     3,367.6
Costs and expenses:
  Manufacturing, shipping, and delivery     2,823.8     2,744.1     2,636.8
  Research and development                     23.1        22.9        20.4
  Engineering                                  19.2        23.1        21.9
  Selling and administrative                  182.9       178.2       152.4
  Interest                                    290.0       312.9       452.5
  Other                                       617.6        36.1        28.9
- ---------------------------------------------------------------------------
                                            3,956.6     3,317.3     3,312.9
- ---------------------------------------------------------------------------
Earnings (loss) from continuing operations
  before items below                         (294.5)      156.9        54.7
Provision (credit) for income taxes          (113.1)       64.0        53.7
- ---------------------------------------------------------------------------
                                             (181.4)       92.9         1.0
- ---------------------------------------------------------------------------
Minority share owners' interests
  in earnings of subsidiaries                  19.4        14.6        11.8
- ---------------------------------------------------------------------------
Earnings (loss) from continuing operations
  before extraordinary items and cumulative
  effect of accounting changes               (200.8)       78.3       (10.8)
Net earnings of discontinued
  operations                                    1.4        18.4         3.8
Gain (loss) on sales of discontinued
  operations, net of applicable income
  taxes                                       217.0                  (123.1)
- ---------------------------------------------------------------------------
Earnings (loss) before extraordinary items
  and cumulative effect of accounting
  changes                                      17.6        96.7      (130.1)
Extraordinary charges from early
  extinguishment of debt, net of applicable
  income taxes                                (12.7)      (31.5)     (143.5)
Cumulative effect on prior years of changes
  in methods of accounting for income taxes
  and postretirement benefits, net of
  applicable income taxes                                (199.4)
- ---------------------------------------------------------------------------
Net earnings (loss)                        $    4.9    $ (134.2)   $ (273.6)
===========================================================================

===========================================================================
CONSOLIDATED RESULTS OF OPERATIONS Owens-Illinois, Inc. -- Continued Millions of dollars, except per share amounts
Years ended December 31,                       1993        1992        1991
- ---------------------------------------------------------------------------
Earnings (loss) per share of common stock:
  Earnings (loss) from continuing
    operations before extraordinary
    items and cumulative effect of
    accounting changes                     $  (1.70)   $   0.66    $  (0.27)
  Net earnings of discontinued
    operations                                 0.01        0.15        0.09
  Gain (loss) on sales of
    discontinued operations                    1.82                   (3.07)
- ---------------------------------------------------------------------------
  Earnings (loss) before extraordinary
    items and cumulative effect of
    accounting changes                         0.13        0.81       (3.25)
  Extraordinary charges                       (0.10)      (0.26)      (3.58)
  Cumulative effect of accounting changes                 (1.68)
- ---------------------------------------------------------------------------
  Net earnings (loss)                      $   0.03    $  (1.13)   $  (6.83)
===========================================================================


See accompanying Statement of Significant Accounting Policies and Financial Review.

=============================================================================
CONSOLIDATED BALANCE SHEETS  Owens-Illinois, Inc.
Millions of dollars, except share amounts
December 31,                                                1993         1992
- -----------------------------------------------------------------------------
Assets
Current assets:
  Cash, including time deposits of $33.4
    ($38.9 in 1992)                                     $   67.1     $   81.1
  Short-term investments, at cost which
    approximates market                                     26.5         24.9
  Receivables, less allowances of $31.3
    ($31.4 in 1992) for losses and discounts               340.0        365.1
  Inventories                                              472.8        565.6
  Prepaid expenses                                          53.6         22.4
- -----------------------------------------------------------------------------
    Total current assets                                   960.0      1,059.1

Investments and other assets:
  Domestic investments and advances                         20.6         82.4
  Foreign investments and advances                          81.9         81.7
  Repair parts inventories                                 137.5        142.0
  Deferred taxes                                            40.7
  Prepaid pension                                          616.5        658.5
  Deposits, receivables, and other assets                  463.4        375.1
  Excess of purchase cost over net assets
    acquired, net of accumulated amortization
    of $198.7 ($180.6 in 1992)                           1,083.0      1,171.0
- -----------------------------------------------------------------------------
      Total investments and other assets                 2,443.6      2,510.7

Property, plant, and equipment:
  Land, at cost                                            102.6        115.4
  Buildings and equipment, at cost:
    Buildings and building equipment                       443.2        480.2
    Factory machinery and equipment                      1,744.9      1,747.8
    Transportation, office, and miscellaneous equipment     52.9         54.8
    Construction in progress                               142.3        140.5
- -----------------------------------------------------------------------------
                                                         2,485.9      2,538.7
  Less accumulated depreciation                            988.1        957.4
- -----------------------------------------------------------------------------
    Net property, plant, and equipment                   1,497.8      1,581.3
- -----------------------------------------------------------------------------
Total assets                                            $4,901.4     $5,151.1
=============================================================================



See accompanying Statement of Significant Accounting Policies and Financial Review.

=============================================================================
CONSOLIDATED BALANCE SHEETS  Owens-Illinois, Inc. (continued)
Millions of dollars, except share amounts
December 31,                                                1993         1992
- -----------------------------------------------------------------------------
Liabilities and Share Owners' Equity
Current liabilities:
  Short-term loans                                      $   49.2     $   56.7
  Accounts payable                                         240.7        256.3
  Salaries and wages                                        79.2         90.5
  U. S. and foreign income taxes                            18.9         25.1
  Other accrued liabilities                                319.7        317.3
  Long-term debt due within one year                        18.4         68.0
- -----------------------------------------------------------------------------
    Total current liabilities                              726.1        813.9

Long-term debt                                           2,419.3      2,982.6

Deferred taxes                                              32.7         99.3

Nonpension postretirement benefits                         415.3        496.0

Other liabilities                                          922.0        403.6

Commitments and contingencies

Minority share owners' interests                            91.2         57.1

Share owners' equity:
  Preferred stock                                           26.3         26.3
  Common stock, par value $.01 per share, 250,000,000
    shares authorized, 118,978,327 shares outstanding        1.2          1.2
  Capital in excess of par value                         1,033.9      1,034.0
  Deficit                                                 (696.7)      (701.6)
  Cumulative foreign currency translation adjustment       (69.9)       (61.3)
- -----------------------------------------------------------------------------
    Total share owners' equity                             294.8        298.6
- -----------------------------------------------------------------------------
Total liabilities and share owners' equity              $4,901.4     $5,151.1
=============================================================================




See accompanying Statement of Significant Accounting Policies and Financial Review.

=============================================================================
CONSOLIDATED SHARE OWNERS' EQUITY  Owens-Illinois, Inc.
Millions of dollars
Years ended December 31,                         1993        1992        1991
- -----------------------------------------------------------------------------
Preferred stock
  Balance at beginning of year               $   26.3
  Issuance of preferred stock                            $   26.3
- -----------------------------------------------------------------------------
    Balance at end of year                       26.3        26.3
=============================================================================
Common stock
  Balance at beginning of year                    1.2         1.2    $     .4
  Issuance of common stock                                                 .8
- -----------------------------------------------------------------------------
    Balance at end of year                        1.2         1.2         1.2
=============================================================================
Capital in excess of par value
  Balance at beginning of year                1.034.0     1,034.0       184.3
  Issuance of common stock                                              849.7
  Purchase of common stock                        (.1)
- -----------------------------------------------------------------------------
    Balance at end of year                    1,033.9     1,034.0     1,034.0
=============================================================================
Deficit
  Balance at beginning of year                 (701.6)     (567.4)     (293.8)
  Net earnings (loss)                             4.9      (134.2)     (273.6)
- -----------------------------------------------------------------------------
    Balance at end of year                     (696.7)     (701.6)     (567.4)
=============================================================================
Cumulative foreign currency
  translation adjustment
  Balance at beginning of year                  (61.3)      (52.9)      (43.8)
  Net change for the year                        (8.6)       (8.4)       (9.1)
- -----------------------------------------------------------------------------
    Balance at end of year                      (69.9)      (61.3)      (52.9)
=============================================================================
Total share owners' equity                   $  294.8    $  298.6    $  414.9
=============================================================================


See accompanying Statement of Significant Accounting Policies and Financial Review.

=============================================================================
CONSOLIDATED CASH FLOWS  Owens-Illinois, Inc.
Millions of dollars
Years ended December 31,                         1993        1992        1991
- -----------------------------------------------------------------------------
Operating activities:
  Earnings (loss) from continuing
    operations before extraordinary
    items and cumulative
    effect of accounting changes             $ (200.8)   $   78.3    $  (10.8)
    Non-cash charges (credits):
        Depreciation                            180.0       181.9       154.0
        Amortization of deferred costs           52.3        50.6        49.9
        Uninsured asbestos-related costs        325.0
        Restructuring and other costs           253.2
        Gains on sales of interests in Kimble
          and television glass businesses       (46.1)
        Deferred tax provision (credit)        (145.6)       44.2        21.7
        Issuance of debentures and accretion
          of debt in lieu of cash interest                    3.9       115.4
        Other                                    (8.1)      (19.9)      (30.8)
  Dividends from equity affiliates                5.6         5.4         4.6
  Reduction of non-current liabilities          (55.1)      (69.5)      (43.6)
  Change in non-current operating assets       (110.5)      (68.8)       (7.4)
  Change in components of working capital       (10.9)      (21.1)      (22.5)
- -----------------------------------------------------------------------------
    Cash provided by continuing operating
      activities                                239.0       185.0       230.5

    Cash provided by (utilized in)
      discontinued operating activities          (7.3)       29.4        53.8
- -----------------------------------------------------------------------------
    Cash provided by operating activities       231.7       214.4       284.3

Investing activities:
  Additions to property, plant and equipment   (266.2)     (250.8)     (216.2)
  Acquisitions                                  (34.0)      (53.8)
  Net proceeds from divestitures                727.3        17.6       375.3
  Other                                           2.1        (1.8)
- -----------------------------------------------------------------------------
    Cash provided by (utilized in) investing
      activities                                429.2      (288.8)      159.1

=============================================================================
CONSOLIDATED CASH FLOWS  Owens-Illinois, Inc.  (continued)
Millions of dollars
Years ended December 31,                         1993        1992        1991
- -----------------------------------------------------------------------------
Financing activities:
  Additions to long-term debt                $  107.0    $1,102.5    $1,019.4
  Issuance of Common Stock                                              850.5
  Repayments of long-term debt                 (712.1)     (931.3)   (2,192.4)
  Payment of debt issuance and repurchase
    fees and premiums                           (14.9)      (57.4)     (135.6)
  Increase (decrease) in short-term loans       (13.7)       (1.9)        1.2
- -----------------------------------------------------------------------------
      Cash provided by (utilized in)
        financing activities                   (633.7)      111.9      (456.9)

Effect of exchange rate fluctuations on cash    (41.2)      (23.8)      (12.7)
- -----------------------------------------------------------------------------
Increase (decrease) in cash                     (14.0)       13.7       (26.2)

Cash at beginning of year                        81.1        67.4        93.6
- -----------------------------------------------------------------------------
Cash at end of year                          $   67.1    $   81.1    $   67.4
=============================================================================


See accompanying Statement of Significant Accounting Policies and Financial Review.

=============================================================================
STATEMENT OF SIGNIFICANT ACCOUNTING POLICIES
=============================================================================

Basis of Consolidated Statements. The consolidated financial statements of Owens-Illinois, Inc. ("Company") include the accounts of its wholly-owned direct subsidiary, Owens-Illinois Group, Inc. ("Group"), and all other major subsidiaries. Substantially all the assets of the Company are represented by its investment in and receivables from Group.

The consolidated financial statements have been reclassified to reflect the Libbey business and the Health Care segment as discontinued operations. See Discontinued Operations.

Newly acquired subsidiaries have been included in the consolidated financial statements from dates of acquisition.

Consolidated foreign subsidiaries are principally reported on the basis of fiscal years ending November 30.

The Company uses the equity method of accounting for investments in which it has a significant ownership interest, generally 20% to 50%. Other investments are accounted for at cost.

Changes in Methods of Accounting. In the fourth quarter of 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS No. 109") effective January 1, 1992. As permitted by the Statement, financial statements for years prior to 1992 have not been restated. Previous accounting rules required that assets acquired in a business combination be recorded at their net-of-tax value. SFAS No. 109 requires that such acquired assets be recorded at their full assigned value with offsetting deferred taxes. It further requires that assets acquired in previous business combinations be restated.

Under the liability method required by the Statement, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of SFAS No. 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.

Also in the fourth quarter of 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," ("SFAS No. 106") effective January 1, 1992. The Statement requires that the expected cost of providing postretirement health and life insurance benefits must be accrued, for each employee, during the years the employee renders the necessary service.

Previously, the Company had accounted for these benefits on the pay-as-you-go
(cash) basis.

Cash. The Company defines "cash" as cash and time deposits with maturities of three months or less when purchased.

Fair Values of Financial Instruments. The carrying amounts reported for cash, short-term investments and short-term loans approximate fair value. In addition, carrying amounts approximate fair value for certain long-term debt obligations subject to frequently redetermined interest rates. Fair values for the Company's significant fixed rate debt obligations are generally based on published market quotations.

Inventory Valuation. The Company uses the last-in, first-out (LIFO) cost method of inventory valuation for most domestic manufacturing inventories. Other manufacturing inventories are valued at the lower of standard costs (which approximate average costs), average costs, or market.

Excess of Purchase Cost over Net Assets Acquired. The excess of purchase cost over net assets acquired is being amortized over 40 years.

Property, Plant, and Equipment. In general, depreciation is computed using the straight-line method.

Income Taxes on Undistributed Earnings. In general, the Company plans to continue to invest in the business the undistributed earnings of foreign subsidiaries and corporate joint ventures accounted for by the equity method. Accordingly, no provision is made currently for taxes which would be payable if such earnings were distributed.

Foreign Currency Translation. The assets and liabilities of certain affiliates and associates are translated at current exchange rates and any related translation adjustments are recorded directly in share owners' equity. The Company's major affiliates in Brazil and Venezuela, as well as certain associates accounted for by the equity method, operate in "highly inflationary" economies. In such cases, certain assets of these affiliates and associates are translated at historical exchange rates and all translation adjustments are reflected in the statement of Consolidated Results of Operations.

Income (Loss) Per Share of Common Stock. Income (loss) per share of common stock is computed using weighted average shares of common stock outstanding (118,978,327 shares for 1993, 118,979,638 shares for 1992, and 40,089,317 shares for 1991) after deducting dividend requirements for preferred stock. Incremental shares applicable to outstanding stock options and exchangeable preferred stock are not included in the calculation as they would not materially affect the reported amounts.

=============================================================================
FINANCIAL REVIEW
Tabular data in millions of dollars, except share and per share amounts
- -----------------------------------------------------------------------------
Recapitalization

Late in 1991, the Company completed a Recapitalization designed to increase equity, reduce indebtedness and interest expense, and improve operating and financial flexibility. The Recapitalization included the sale of more than 82 million shares of Common Stock for approximately $855 million, issuance of $1 billion of 11% Senior Debentures, sale of the Company's Health Care business for $369 million, and repurchase or refinancing of approximately $2.1 billion of indebtedness. Assuming the Recapitalization had occurred at the beginning of 1991, pro forma earnings from continuing operations for the year ended December 31, 1991 would have been $78.7 million or $0.65 per share of Common Stock, reflecting an increase of $89.5 million when compared to historical results of operations. This increase results from pro forma adjustments reducing interest expense by a total of $139.9 million, partially offset by a $50.4 million adjustment to increase the provision for income taxes.

Changes in Components of Working Capital Related to Operations. Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures and changes in methods of accounting) were as follows:

- ----------------------------------------------------------------------------
                                                1993        1992        1991
- ----------------------------------------------------------------------------
Decrease (increase) in current assets:
  Short-term investments                      $ (3.4)     $ (1.3)     $ (1.0)
  Receivables                                  (10.9)      (10.8)       31.5
  Inventories                                  (17.3)      (39.9)        6.2
  Prepaid expenses                               3.9         1.0          .5
Increase (decrease) in current liabilities:
  Accounts payable and accrued liabilities       5.0        57.0       (52.2)
  U. S. and foreign income taxes                (6.0)      (23.8)        1.7
  Salaries and wages                             1.2        (8.1)        9.8
- ----------------------------------------------------------------------------
                                              $(27.5)     $(25.9)     $ (3.5)
============================================================================
Discontinued operations                       $(16.6)     $ (4.8)     $ 19.0
Continuing operations                          (10.9)      (21.1)      (22.5)
- ----------------------------------------------------------------------------
                                              $(27.5)     $(25.9)     $ (3.5)
============================================================================

Inventories.  Major classes of inventory are as follows:
- ----------------------------------------------------------------------------
                                                            1993        1992
- ----------------------------------------------------------------------------
Finished goods                                            $370.4      $436.4
Work in process                                              7.6        24.5
Raw materials                                               67.2        72.7
Operating supplies                                          27.6        32.0
- ----------------------------------------------------------------------------
                                                          $472.8      $565.6
============================================================================

If inventories valued on the LIFO method had been valued at standard or average costs, which approximate current costs, consolidated inventories would be higher than reported by $10.4 million and $22.9 million at December 31, 1993 and 1992, respectively.

Manufacturing inventories valued at the lower of standard costs (which approximate average costs), average costs, or market at December 31, 1993 and 1992 were approximately $116.2 million and $114.2 million, respectively.

Investments. Domestic and foreign investments and advances relate principally to equity associates. Summarized information pertaining to the Company's equity associates follows:
- ----------------------------------------------------------------------------
                                                            1993        1992
- ----------------------------------------------------------------------------
At year-end:
    Equity in undistributed earnings:
      Foreign                                              $40.9       $32.1
      Domestic                                               2.8         1.9
- ----------------------------------------------------------------------------
        Total                                              $43.7       $34.0
============================================================================
    Equity in cumulative translation adjustment            $(8.6)      $(4.9)
============================================================================
- ----------------------------------------------------------------------------
                                                      1993     1992     1991
- ----------------------------------------------------------------------------
For the year:
    Equity in earnings before cumulative
    effect of changes in methods of accounting:
      Foreign                                        $15.8    $12.4    $ 9.4
      Domestic                                         9.5     10.8      2.3
- ----------------------------------------------------------------------------
        Total                                        $25.3    $23.2    $11.7
============================================================================
    Dividends received:
      Foreign                                        $ 4.8    $ 4.9    $ 4.0
      Domestic                                          .8       .5       .6
- ----------------------------------------------------------------------------
        Total                                        $ 5.6    $ 5.4    $ 4.6
============================================================================

Summarized combined financial information for equity associates is as follows:
- ----------------------------------------------------------------------------
                                                          1993          1992
- ----------------------------------------------------------------------------
At end of year:
  Current assets                                      $  388.0      $  480.5
  Non-current assets                                     351.4         537.2
- ----------------------------------------------------------------------------
    Total assets                                         739.4       1,017.7
- ----------------------------------------------------------------------------
  Current liabilities                                    167.8         232.1
  Other liabilities and deferred items                   329.5         427.2
- ----------------------------------------------------------------------------
    Total liabilities and deferred items                 497.3         659.3
- ----------------------------------------------------------------------------
  Net assets                                          $  242.1      $  358.4
============================================================================
- ----------------------------------------------------------------------------
                                               1993        1992         1991
- ----------------------------------------------------------------------------
For the year:
  Net sales                                $1,003.5    $1,114.2     $1,126.9
============================================================================
  Gross profit                             $  201.3    $  182.1     $  170.5
============================================================================
  Net earnings                             $   67.8    $   59.7     $   55.6
============================================================================

During the fourth quarter of 1993, the Company sold the remaining 50% interest in the television glass business, the results of which are included above through the date of sale. On December 31, 1993, the Company sold 51% of its Kimble business. Results of the Kimble business were consolidated to that date; however, balance sheet data at December 31, 1993, is included above.

At December 31, 1993, the Company's equity in the undistributed earnings of foreign subsidiaries, for which income taxes had not been provided, approximated $115 million. It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed. In general, no provision for deferred tax has been recorded as the Company plans to continue to invest these earnings in the business of the affiliates.

Foreign Currency Translation. Aggregate foreign currency exchange gains (losses) included in other costs and expenses were $(16.1) million in 1993, $18.4 million in 1992, and $9.2 million in 1991, and resulted principally from translation of the balance sheets of the Company's major affiliates in Brazil and Venezuela.

Changes in the cumulative foreign currency translation adjustment were as follows:
- ----------------------------------------------------------------------------
                                                1993        1992        1991
- ----------------------------------------------------------------------------
Balance at beginning of year                  $  (61.3)   $(52.9)     $(43.8)
Net effect of exchange rate
  fluctuations                                   (10.8)     (9.0)       (7.9)
Previous adjustments eliminated
  in divestitures                                  (.3)     (1.1)
Deferred income taxes                              2.5       1.7        (1.2)
- ----------------------------------------------------------------------------
Balance at end of year                        $  (69.9)   $(61.3)     $(52.9)
============================================================================

The net effect of exchange rate fluctuations generally reflects changes in the relative strength of the U.S. dollar against major foreign currencies between the beginning and end of the year.

Operating Leases. Rent expense attributable to all operating leases was $54.2 million in 1993, $59.4 million in 1992, and $59.6 million in 1991. Contingent rental expense was not significant in any period presented. Minimum future rentals under operating leases are as follows: 1994, $32.2 million; 1995, $27.3 million; 1996, $23.2 million; 1997, $22.1 million, 1998, $19.3 million;
and 1999 and thereafter, $121.0 million.

Other Accrued Liabilities. At December 31, 1993 and 1992, other accrued liabilities include accruals for interest, consisting principally of interest accrued on domestic obligations of $40.2 million and $49.4 million, respectively, and for employee health care benefits of $36.0 million and $40.6 million, respectively.

Long-Term Debt

The following table summarizes the long-term debt of the Company at December 31, 1993 and 1992:
- -----------------------------------------------------------------------------
                                                            1993         1992
- -----------------------------------------------------------------------------
Bank Credit Agreements:
  Revolving Loans                                       $   57.6     $  125.0
  Working Capital and Swing Line Loans                                  141.0
  Bid Rate Loans                                                         35.0
Senior Notes and Debentures:
  Senior Debentures, 11%, due 1999 to 2003               1,000.0      1,000.0
  Series A Senior Reset Notes                                            41.2
  Senior Variable Rate Notes                               268.9        370.0
  12-1/2% Senior Notes                                                  130.0
Senior Subordinated Notes:
  10-1/4%, due 1999                                        250.0        250.0
  10-1/2%, due 2002                                        150.0        150.0
  10%, due 2002                                            250.0        250.0
  9-3/4%, due 2004                                         200.0        200.0
  9.95%, due 2004                                          100.0        100.0
Other                                                      161.2        258.4
- -----------------------------------------------------------------------------
                                                         2,437.7      3,050.6
  Less amounts due within one year                          18.4         68.0
- -----------------------------------------------------------------------------
    Long-term debt                                      $2,419.3     $2,982.6
=============================================================================

In December 1993, the Company entered into an agreement with a group of banks ("Bank Credit Agreement" or "Agreement") which provides Revolving Loan Commitments under which the Company may borrow up to $1 billion through December 1998. Amounts outstanding under the Company's previous credit agreement were repaid. The Agreement includes Swing Line and Overdraft Account facilities providing for aggregate borrowings up to $50 million which reduce the amount available for borrowing under the Revolving Loan Commitments. In addition, the terms of the Bank Credit Agreement permit the Company to request Bid Rate Loans from banks participating in the Agreement and to issue Commercial Paper notes to other purchasers. Borrowings outstanding under Bid Rate Loans and Commercial paper notes are limited to $450 million in the aggregate and reduce the amount available for borrowing under the Revolving Loan Commitments. The Revolving Loan Commitments also provide for the issuance of letters of credit totaling up to $300 million.

At December 31, 1993, the Company had unused credit available under the Bank Credit Agreement of $827.5 million. However, on January 3, 1994, the Company completed the redemption of its Senior Variable Rate Notes by borrowing $268.9 million under the Agreement, thereby reducing available credit to $558.6 million.

Revolving loans bear interest, at the Company's option, at the prime rate or a Eurodollar deposit-based rate plus a margin linked to published ratings of the Company's senior debt instruments. The margin is currently .875% and is limited to a range of .625% to 1%. Swing Line and Overdraft Account loans bear interest at the prime rate minus the commitment fee percentage, defined below. The weighted average interest rate on borrowings outstanding under the Bank Credit Agreement at December 31, 1993, was 4.17%. While no compensating balances are required by the Agreement, the Company must pay a commitment fee on the excess of the Revolving Loan Commitments over the aggregate amount of Revolving Loans outstanding. The commitment fee, currently .375%, is subject to reduction to .25%, also based on changes in published rates.

The capital stock and intercompany debt obligations of most of the Company's domestic subsidiaries are pledged as collateral for borrowings under the Agreement and certain other obligations. While these pledges do not directly encumber the operating assets owned by these subsidiaries, the Agreement restricts the creation of liens on them. The Agreement also requires the maintenance of certain financial ratios, restricts the incurrence of indebtedness and other contingent financial obligations, and restricts certain types of business activities and investments.

The Senior Debentures rank pari passu with the obligations of the Company under the Bank Credit Agreement and other senior indebtedness, and senior in right of payment to all existing and future subordinated debt of the Company. The Senior Debentures are guaranteed on a senior basis by Group and most of the Company's domestic subsidiaries and secured by a pledge of the capital stock of, and intercompany indebtedness of, Group and such subsidiaries.

Annual maturities for all of the Company's long-term debt through 1998 are as follows: 1994, $18.4 million; 1995, $16.6 million; 1996, $17.3 million; 1997,
$3.5 million; and 1998, $335.3 million.

Interest paid in cash aggregated $284.2 million for 1993, $304.8 million for 1992, and $403.0 million for 1991.

Fair values at December 31, 1993, of the Company's significant fixed rate debt obligations are as follows:
- -----------------------------------------------------------------------------
                                                    Indicated
                                     Principal        Market
                                      Amount          Price        Fair Value
- -----------------------------------------------------------------------------
11% Senior Debentures                $1,000.0        113            $ 1,130.0
Senior Subordinated Notes:
  10-1/4%                               250.0        106-1/2            266.3
  10-1/2%                               150.0        108-1/2            162.8
  10%                                   250.0        106-1/2            266.3
  9-3/4%                                200.0        106-5/8            213.3
  9.95%                                 100.0        107-7/8            107.9
- -----------------------------------------------------------------------------

Income Taxes. During the fourth quarter of 1992, the Company adopted SFAS No. 109, "Accounting for Income Taxes" effective January 1, 1992. The Statement requires the use of the asset and liability approach for financial accounting and reporting for income taxes. Financial statements for prior years have not been restated.

The cumulative effect of adopting SFAS No. 109 as of January 1, 1992, was to increase net earnings by $97.0 million. For the year ended December 31, 1992, application of the new income tax rules decreased pretax earnings by $23.7 million principally because of increased depreciation and amortization as a result of SFAS No. 109's requirement to report assets acquired in prior business combinations at their pretax amounts. The provision for income taxes decreased by $22.7 million as a result of the change. The net decrease in 1992 earnings from continuing operations was $1 million, or $.01 per share.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 1993 and 1992 are as follows:
- -----------------------------------------------------------------------------
                                                          1993           1992
- -----------------------------------------------------------------------------
Deferred tax assets:
      Other accrued liabilities                         $215.5         $143.2
      Accrued postretirement benefits                    145.9          168.8
      Uninsured future asbestos-related costs            113.8
      U. S. Federal tax loss carryovers                   92.1          159.6
      Other                                               57.1           88.1
- -----------------------------------------------------------------------------
      Total deferred tax assets                          624.4          559.7
      Less valuation reserve                                            (23.6)
- -----------------------------------------------------------------------------
      Net deferred tax assets                            624.4          536.1

Deferred tax liabilities:
      Prepaid pension costs                              204.0          219.4
      Property, plant and equipment                      177.4          215.8
      Receivables and other assets                       114.3           72.8
      Inventory                                           45.5           53.3
      Other                                               27.6           61.1
- -----------------------------------------------------------------------------
      Total deferred tax liabilities                     568.8          622.4
- -----------------------------------------------------------------------------
      Net deferred tax assets (liabilities)             $ 55.6         $(86.3)
=============================================================================

Deferred taxes are included in the Consolidated Balance Sheets at December 31, 1993 and 1992 as follows:
- -----------------------------------------------------------------------------
                                                          1993           1992
- -----------------------------------------------------------------------------
Prepaid expenses                                        $ 47.6         $ 13.0
Deferred tax assets                                       40.7
Deferred tax liabilities                                 (32.7)         (99.3)
- -----------------------------------------------------------------------------
      Net deferred tax assets (liabilities)             $ 55.6         $(86.3)
=============================================================================

The provision for income taxes consists of the following:
- -----------------------------------------------------------------------------
                                                                     Deferred
                                               Liability Method        Method
                                                 1993        1992        1991
- -----------------------------------------------------------------------------
Current:
  State and local                            $    2.0    $    3.7    $    5.0
  Foreign                                        31.6        28.7        32.9
- -----------------------------------------------------------------------------
                                                 33.6        32.4        37.9
- -----------------------------------------------------------------------------
Deferred:
  U. S. federal                                (120.8)       42.1        24.3
  State and local                               (17.0)        3.9         (.1)
  Foreign                                        (7.8)       (1.8)       (2.5)
- -----------------------------------------------------------------------------
                                               (145.6)       44.2        21.7
- -----------------------------------------------------------------------------
Total:
  U. S. federal                                (120.8)       42.1        24.3
  State and local                               (15.0)        7.6         4.9
  Foreign                                        23.8        26.9        30.4
- -----------------------------------------------------------------------------
                                             $ (112.0)   $   76.6    $   59.6
=============================================================================
The provision for income taxes has been
  allocated as follows:
    Continuing operations                    $ (113.1)   $   64.0    $   53.7
    Discontinued operations                       1.1        12.6         5.9
- -----------------------------------------------------------------------------
                                             $ (112.0)   $   76.6    $   59.6
=============================================================================

The 1991 provision for deferred taxes as calculated under the deferred method of accounting consists of the following:
- -----------------------------------------------------------------------------
                                                                         1991
- -----------------------------------------------------------------------------
Charges (credits) related to:
  Reduction of deferred tax credits from tax net operating loss
    carryforwards, exclusive of acquisition effects                    $(1.8)
  Receivables                                                           18.0
  Alternative minimum tax credit carryforwards                           6.0
  Foreign dividends                                                      2.8
  Compensation                                                           2.0
  Postretirement benefits                                                1.2
  Property, plant, and equipment                                          .4
  Inventory                                                             (1.0)
  Deferred costs                                                        (1.3)
  Foreign currency                                                      (1.6)
  Other items                                                           (3.0)
- ----------------------------------------------------------------------------
                                                                       $21.7
============================================================================

The provision for income taxes was calculated based on the following components of earnings (loss) before income taxes and extraordinary items:
- ------------------------------------------------------------------------------
                                                  1993        1992        1991
- ------------------------------------------------------------------------------
Continuing operations:
  Domestic                                      $(411.6)     $64.5     $(31.6)
  Foreign                                         117.1       92.4       86.3
Discontinued operations                             2.5       31.0        9.7
- ------------------------------------------------------------------------------
                                                $(292.0)    $187.9     $ 64.4
==============================================================================
Income taxes paid in cash were as follows:
- -----------------------------------------------------------------------------
                                                 1993        1992        1991
- -----------------------------------------------------------------------------
Domestic                                        $ 1.0       $14.1       $ 4.4
Foreign                                          18.5        13.2        15.0
- -----------------------------------------------------------------------------
                                                $19.5       $27.3       $19.4
=============================================================================

A reconciliation of the provision for income taxes based on the statutory U.S. federal tax rate of 35% (34% for 1992 and 1991) to the consolidated provision for income taxes is as follows:
- -----------------------------------------------------------------------------
                                                 1993        1992        1991
- -----------------------------------------------------------------------------
Pretax earnings (loss) at statutory
  U. S. Federal tax rate                      $(102.2)      $63.9       $21.9
Increase (decrease) in provision for
  income taxes due to:
  Effects of purchase price allocation
    including amortization of excess cost        11.0        10.8        26.7
  Divestitures                                   (8.3)
  Adjustment for enacted change in tax
    rate                                          2.4
  Effect of tax provision on
    consolidated foreign earnings                (1.6)        2.2         8.1
  Effect of tax provision on equity
    earnings                                     (2.6)       (3.3)        (.1)
  State and local income taxes net
    of related federal taxes                     (9.7)        5.0         2.9
  Other items                                    (1.0)       (2.0)         .1
- -----------------------------------------------------------------------------
Consolidated provision (credit) for
  income taxes                                $(112.0)      $76.6       $59.6
=============================================================================

For U. S. Federal income tax purposes, approximately $263 million of net operating loss is available as a carryover at December 31, 1993. Carryovers of the net operating loss expire beginning in 2004. Capital loss carryovers were fully utilized in 1993 by capital gains. For financial reporting purposes, a valuation reserve was established as of January 1, 1992 for $70 million of the capital loss carryover. The valuation reserve was eliminated in 1993, thereby reducing the tax provision that otherwise would be required on the gain on the sale of the Libbey business.

Additionally, credits for alternative minimum tax paid of approximately $16 million are available to offset future U. S. federal income tax. These credits do not expire.

The issuance of shares of common stock in conjunction with the recapitalization in 1991 resulted in a change of ownership for U. S. Federal income tax purposes. The Company's use of net operating loss, capital loss and tax credit carryovers is limited pursuant to Section 382 and 383 of the Internal Revenue Code.

Preferred Stock. Preferred shares, $.01 par value, $7.00 cumulative dividend, issuable in series, at December 31, 1993, were as follows:

                                                         Number of Shares
    Series A Exchangeable                                ----------------
         Authorized                                            75,000
         Issued and outstanding                                65,625
    Series B Exchangeable
         Authorized                                            75,000
         Issued and outstanding                                65,625
    Series C Exchangeable
         Authorized                                           150,000
         Issued and outstanding                               131,250

The preferred shares are exchangeable into a number of common shares determined by multiplying the total number of exchangeable shares being exchanged by the sum of $100 plus all dividends accumulated and unpaid on each share being exchanged and dividing such amount by the last reported sales price of common shares on the New York Stock Exchange at the close of business on the business day next preceding the day of exchange. The shares are exchangeable at the option of the owners as follows: Series A, from and after the third anniversary of the date of issuance; Series B, from and after the fifth anniversary of the date of issuance; and Series C, from and after the sixth anniversary of the date of issuance.

Holders of the preferred shares have no voting rights, except on actions which would affect their rights to exchange shares for common shares, or on actions to increase the authorized number of exchangeable shares.

Stock Options. Nonqualified options to purchase shares of common stock of the Company are outstanding under the Stock Option Plan for Key Employees as amended and restated effective December 18, 1991.

Stock option activity is as follows:
- ---------------------------------------------------------------------------
                                                        1993           1992
- ---------------------------------------------------------------------------
Shares under option:
  Outstanding at beginning of year                 4,522,594      3,608,644
  Granted                                            442,255        933,250
  Exercised                                           (5,853)
  Canceled                                           (46,300)       (19,300)
- ---------------------------------------------------------------------------
    Outstanding at end of year                     4,912,696      4,522,594
===========================================================================
Price range of options granted                        $11.50  $8.875-$12.50
===========================================================================

- ---------------------------------------------------------------------------
                                                        1993           1992
- ---------------------------------------------------------------------------
At end of year:
  Shares reserved for option grants                2,540,613      2,966,168
===========================================================================
  Share options exercisable                        3,647,141      3,595,244
===========================================================================
  Price range of options exercisable            $5.00-$12.50   $5.00-$12.50
===========================================================================

Restriction on Retained Earnings. Under the terms of the Bank Credit Agreement and the various Indentures related to the Company's senior and subordinated notes and debentures (see Long-Term Debt), the Company may not pay dividends with respect to its Preferred or Common Stock and is restricted in the number of shares of its Common Stock which can be redeemed.

Restrictions on Transfer of Assets. The governments and national banking systems of certain countries in which the Company has consolidated foreign affiliates impose various restrictions on the payment of dividends and transfer of funds out of those countries. Additionally, provisions of credit agreements entered into by certain foreign affiliates presently restrict the payment of dividends. The estimated U.S. dollar value of the foreign net assets included in the Consolidated Balance Sheets that are restricted in some manner as to transfer to the Company was approximately $153 million at December 31, 1993.

Pension Benefit Plans. Net credits to continuing operations for all of the Company's pension plans and certain deferred compensation arrangements amounted to $26.7 million in 1993, $29.6 million in 1992, and $33.0 million in 1991.

The Company has pension plans covering substantially all domestic employees. Benefits generally are based on compensation for salaried employees and on length of service for hourly employees. The Company's policy is to fund domestic pension plans such that sufficient assets will be available to meet future benefit requirements.

The following tables relate to the Company's principal domestic pension plans.

The funded status at year-end was as follows:
- ----------------------------------------------------------------------------
                                                        1993            1992
- ----------------------------------------------------------------------------
Actuarial present value of benefit obligations:
  Vested                                            $1,621.9        $1,556.7
  Nonvested                                            109.9            99.0
- ----------------------------------------------------------------------------
    Accumulated benefit obligation                   1,731.8         1,655.7
  Effect of assumed benefit increases                  145.3           265.1
- ----------------------------------------------------------------------------
    Projected benefit obligation                     1,877.1         1,920.8
Plan assets at fair value                            2,250.9         2,269.6
- ----------------------------------------------------------------------------
Plan assets in excess of projected benefit
  obligation                                           373.8           348.8
Unrecognized prior service cost                         44.0            67.2
Unrecognized net loss                                  198.7           242.5
- ----------------------------------------------------------------------------
Prepaid pension                                     $  616.5        $  658.5
============================================================================

The components of the net pension credit for the year were as follows:
- -----------------------------------------------------------------------------
                                              1993         1992          1991
- -----------------------------------------------------------------------------
Service cost - (benefits earned
  during the period)                       $  30.8      $  29.0      $  27.7
Interest cost on projected
  benefit obligation                         150.5        146.0        144.8
Actual return on plan assets                (356.6)       (27.9)      (510.9)
Net amortization and deferral                139.4       (186.0)       298.5
- ----------------------------------------------------------------------------
                                           $ (35.9)     $ (38.9)     $ (39.9)
============================================================================

The actuarial present value of benefit obligations is based on a discount rate of 7.25% for 1993 and 8% for 1992. Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases on a scale of 5% for 1993 and 6.5% for 1992. The expected long-term rate of return on assets was 10% for 1993, 1992, and 1991. Amortization included in net pension credits is based on the average remaining service of employees. Plan assets include marketable equity securities which, at December 31, 1993, included 19,099,637 shares of the Company's Common Stock, government and corporate debt securities, real estate and commingled funds. During 1993, 1992, and 1991,the Company transferred $30.0 million, $31.7 million, and $42.9 million, respectively, of pension plans assets to a special trust for the purpose of funding qualified current retiree health liabilities.

Postretirement Benefits Other Than Pensions. The Company provides certain retiree health care and life insurance benefits covering substantially all U.S. salaried and certain hourly employees. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service.

In the fourth quarter of 1992, the Company adopted the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," for its postretirement benefit plans, effective January 1, 1992 on the immediate recognition basis. Previously, the Company has expensed the cost of such benefits on the pay-as-you-go (cash) basis, amounting to $16.8 million in 1991. The cumulative effect as of January 1, 1992 of adopting SFAS No. 106 was to decrease net earnings by $470.5 million, less applicable income taxes of $174.1 million. The change resulted in a decrease in 1992 earnings from continuing operations of $11.9 million, or $0.09 per share.

The components of the net postretirement benefit cost for 1993 and 1992 were as follows:
- -----------------------------------------------------------------------------
                                                            1993         1992
- -----------------------------------------------------------------------------
Service cost (benefits earned during the period)        $    5.1     $    7.8
Interest cost on accumulated postretirement benefit
  obligation                                                26.7         37.9
Amortization                                               (15.8)
- -----------------------------------------------------------------------------
  Net postretirement benefit cost                       $   16.0     $   45.7
=============================================================================
The components of the accumulated postretirement benefit obligation and amounts accrued at year-end were as follows:
- ----------------------------------------------------------------------------
                                                        1993            1992
- ----------------------------------------------------------------------------
Actuarial present value of benefit obligations:
  Retirees and dependents                           $  259.8        $  245.0
  Eligible active employees                             19.0            25.8
  Other active employees                                41.8            69.6
- ----------------------------------------------------------------------------
                                                       320.6           340.4
Unamortized prior service credit                       146.0           173.8
Unrecognized net loss                                  (51.3)          (18.2)
- ----------------------------------------------------------------------------
  Nonpension postretirement benefits                $  415.3        $  496.0
============================================================================

Assumed health care cost inflation was based on a rate of 9.5%, declining ratably to an ultimate rate of 6%. A one percentage point increase in these rates would have increased the accumulated postretirement benefit obligation at December 31, 1993 by $16.3 million and increased the net postretirement benefit cost for 1993 by $2.5 million. The assumed discount rates used in determining the accumulated postretirement benefit obligation were 7.25% and 8% at December 31, 1993 and 1992, respectively.

Benefits provided by the Company for certain of the hourly retirees are determined by collective bargaining. Most other domestic hourly retirees receive health and life insurance benefits from a multiemployer trust established by collective bargaining. Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $7.3 million in 1993 and $7.9 million in 1992. Postretirement health and life benefits for retirees of foreign affiliates are generally provided through the national health care programs of the countries in which the affiliates are located.

Other Revenues. Other revenues for the year ended December 31, 1993, includes gains totaling $46.1 million (approximately $34.6 million after tax) from the fourth quarter sales of the remaining 50% interest in the television glass business and of 51% of the Kimble business.

Other Costs and Expenses. Other costs and expenses for the year ended December 31, 1993, includes $325 million for estimated uninsured future asbestos-related costs and charges totaling $253.2 million, principally for costs related to a restructuring program and including approximately $50 million for costs related to a December 1993 plant shutdown and an increase in estimated future fees and indemnification costs related to various environmental and legal matters. Substantially all of the amounts accrued are included in other liabilities at December 31, 1993.

Extraordinary Charges. During 1993, the Company redeemed the entire $130 million principal amount of its 12-1/2% Senior Notes, $41.2 million principal amount of its Series A Senior Reset Notes, and $67.2 million of its 9.35% and 7-5/8% debentures outstanding. In addition, the Company repurchased $101.1 million of its Senior Variable Rate Notes and called the balance of $268.9 million for redemption on January 3, 1994. During the fourth quarter, the Company entered into a new Bank Credit Agreement and repaid all amounts outstanding under its previous agreement. As a result of the repayment of these obligations prior to their scheduled maturities, the Company recorded extraordinary charges of $20.3 million for the write-off of unamortized finance fees and redemption premiums, less applicable income taxes of $7.6 million.

During 1992, the Company used the proceeds from the issuance of $250 million of 10-1/4% Senior Subordinated Notes, $150 million of 10-1/2% Senior Subordinated Notes, $250 million of 10% Senior Subordinated Notes, and $200 million of 9-3/4% Senior Subordinated Notes to redeem $425 million aggregate principal amount of 12.25% Senior Subordinated Notes at 103.5% of the principal amount, the remaining $42.7 million (accreted value) of Junior Subordinated Discount Debentures at 102.458% of accreted value, and to redeem all of the $325 million aggregate principal amount of 12.75% Subordinated Debentures at 106.375% of the principal amount. As a result of the repayment of these obligations prior to their scheduled maturities, the Company recorded extraordinary charges of $49.5 million for the write-off of unamortized finance fees and redemption premiums, less applicable income taxes of $18.0 million.

As part of the Company's Recapitalization in the fourth quarter of 1991, approximately $2.1 billion of indebtedness was redeemed or repurchased. As a result of the repayment of these obligations prior to their scheduled maturities, the Company recorded an extraordinary charge of $144.7 million less a $1.2 million state and local tax benefit. No federal income tax benefit was allocated based on the Company's accounting for its net operating loss position prior to the adoption of SFAS No. 109 in 1992. The charge includes the consent fees and tender offer premiums, the write-off of related unamortized finance fees, and certain other expenses associated with the debt repayment.

Discontinued Operations. On June 24, 1993, the Company and Group completed the sale of all the issued and outstanding shares of stock of Group's wholly owned subsidiary, Libbey Inc. ("Libbey"), through an underwritten initial public offering. Libbey operated the table glassware business of the Company, which is presented as a discontinued operation in the accompanying financial statements. Proceeds from the sale amounted to approximately $445 million. The gain on the sale of the Libbey business amounted to $270.5 million, less applicable income taxes of $53.5 million. Applicable income taxes have been reduced by the previously unrecognized benefit of a capital loss carryover.

The Company's former Health Care business was sold on October 24, 1991 pursuant to an agreement entered into on August 30, 1991. The Company recorded a loss on the sale of $123.1 million. No tax benefit was provided on the loss due to the Company's accounting for its net operating loss and capital loss carryover positions prior to the adoption of SFAS No. 109.

Summary results of operations information for the discontinued Libbey and Health Care operations, through June 18, 1993, and August 30, 1991, respectively, is as follows:
- ----------------------------------------------------------------------------
                                                1993        1992        1991
- ----------------------------------------------------------------------------
Total revenues                                $118.1      $301.0      $497.5
Costs and expenses                              97.9       231.9       425.0
- ----------------------------------------------------------------------------
  Earnings before interest and taxes            20.2        69.1        72.5
Interest expense                                17.7        38.1        62.8
- ----------------------------------------------------------------------------
  Earnings before income taxes                   2.5        31.0         9.7
Provision for income taxes                       1.1        12.6         5.9
- ----------------------------------------------------------------------------
Net earnings                                  $  1.4      $ 18.4      $  3.8
============================================================================

Interest expense allocated to discontinued operations is based on the indebtedness expected to be repaid with the sale proceeds including specific obligations of the business, at applicable interest rates in effect during the periods. Revenues for 1992 include a $17.8 million ($10.5 million after tax) gain from the sale of Libbey's 50% interest in its Japanese glass tableware associate.

Summary balance sheet information for the discontinued portions of Libbey business at December 31, 1992 is as follows:

          --------------------------------------------------
          Current assets                              $ 72.2
          Current liabilities                          (32.8)
          --------------------------------------------------
             Net current assets                         39.4

          Property, plant and equipment (net)           95.7
          Other non-current assets                      54.9
          Non-current liabilities                      (52.1)
          --------------------------------------------------
          Net assets                                  $137.9
          ==================================================

Contingencies. The Company was contingently liable at December 31, 1993, under guarantees of loans and lease obligations related to certain divested businesses in the principal amount of $65.2 million.

The Company is one of a number of defendants (typically 10 to 20) in a substantial number of lawsuits filed in numerous state and federal courts by persons alleging bodily injury (including death) as a result of exposure to dust from asbestos fibers. From 1948 to 1958, one of the Company's former business units commercially produced and sold a high-temperature, clay-based insulating material containing asbestos. The insulation material was used in limited industrial applications such as shipyards, power plants and chemical plants. During its ten years in the high-temperature insulation business, the Company's aggregate sales of insulation material containing asbestos were less than $40 million. The Company exited the insulation business in April 1958. The lawsuits relating to such production and sale of asbestos material typically allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and punitive damages in various amounts. As of December 31, 1993, the Company estimates that it is a named defendant in asbestos bodily injury lawsuits and claims involving approximately 43,000 plaintiffs and claimants.

The following table shows the approximate number of plaintiffs and claimants involved in asbestos bodily injury lawsuits and claims pending at the beginning of, disposed of and filed during, and pending at the end of, each of the years listed (eliminating duplicate filings):

                                               1993        1992        1991
                                              ------      ------      ------
Pending at beginning of year                  54,000      76,000      82,000
Disposed                                      31,000      39,000      25,000
Filed                                         20,000      17,000      19,000
                                              ------      ------      ------
Pending at end of year                        43,000      54,000      76,000
                                              ======      ======      ======

Since receiving its first asbestos bodily injury lawsuit, the Company, as of December 31, 1993, has disposed of the lawsuits and claims of approximately 143,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $3,700. Certain of these dispositions have included deferred payment amounts payable over periods ranging from one to seven years; such amounts are included in the foregoing average indemnity payment per claim.

The Company's indemnity payments per claim have varied, and are expected to continue to vary considerably over time. They are affected by a multitude of factors, including the type and severity of the disease sustained by the claimant; the occupation of the claimant; the extent of the claimant's exposure to asbestos-containing insulation products manufactured or sold by the Company; the extent of the claimant's exposure to asbestos-containing products manufactured or sold by other producers; the number and financial resources of other producer defendants; the jurisdiction of suit; the presence or absence of other possible causes of the claimant's illness; the availability of legal defenses such as the statute of limitations or state of the art; and whether the claim was resolved on an individual basis or as part of a group settlement. Approximately 30% of the claims filed in 1993 were from claimants who claim so called "in place" exposure to asbestos containing products. These cases appear to involve significantly less serious disease and less exposure to the Company's product compared to traditional filings. Indemnity payments in bodily injury lawsuits and the property damage lawsuits referred to below may also be affected by settlement and judgment payments by other defendants, which may take the form of a judgment credit for such settlements. Because the scope and extent of such third party contribution vary considerably according to applicable state law, the Company is unable to estimate the extent to which such contribution may affect indemnity payments.

The Company is also one of a number of defendants (typically 15 to 30) in a number of lawsuits and claims, some of which are class actions, brought by or on behalf of public or private property owners, alleging damages as a result of the presence of asbestos-containing insulation in various properties.
These lawsuits typically assert multiple theories of liability, including negligence, breach of warranty and strict liability, and seek various forms of monetary and equitable relief, including compensatory and punitive monetary damages, restitution and removal of asbestos-containing material. As of December 31, 1993, the Company was a named defendant in 22 such pending property damage lawsuits and claims.

The damage claims, including both compensatory and punitive damage claims, against the Company and the other defendants in the asbestos bodily injury and property damage lawsuits and claims referred to above exceed several billion dollars in the aggregate. Additionally, since 1982 a number of former producers and/or miners of asbestos or asbestos-containing products which were or would be co-defendants with the Company in the bodily injury lawsuits and claims and/or in the property damage lawsuits and claims have filed for reorganization under Chapter 11 of the United States Bankruptcy Code ("Co-Defendant Bankruptcies") including, most recently, Keene Corporation, which filed in 1993. Pending lawsuits have been stayed as to all but one of these entities, but continue against the Company and the other defendants. Also, the trust created by the Manville Chapter 11 Reorganization Plan and charged with the responsibility for resolving asbestos bodily injury claims against Manville was found to be a limited fund by the United States District Court for the Eastern District of New York and virtually all proceedings against the trust have been stayed. A mandatory settlement class was certified against the trust resolving all claims by both plaintiffs and co-defendants; however, the United States Court of Appeals for the Second Circuit reversed the decision approving the settlement and remanded the case for further proceedings. The outcome of this matter is uncertain at this time.

In July, 1991, the Judicial Panel on Multidistrict Litigation consolidated in the Eastern District of Pennsylvania virtually all of the approximately 30,000 federal cases for possible coordinated and aggregate disposition and other processing techniques (the "MDL Case"). Included in the MDL Case is a case in the Eastern District of Texas where a petition had been filed to certify a nationwide litigation class action with respect to all asbestos-related bodily injury claims pending in the United States both in federal and state court. The Company believes that such a nationwide litigation class action is not supported by the existing case law. The number of plaintiffs in the cases pending in the MDL case in which the Company is a defendant is included in the reported pending plaintiffs and claimants. In 1992, the court entered an order severing and retaining any claims for punitive damages in cases remanded for trial of the compensatory damage claims. The court, through various administrative orders, is giving priority to claims involving malignancies and serious asbestosis both in terms of settlement activity and in terms of remand for trial where a settlement with all defendants is not possible.

In addition, in January, 1993, in an action in which the Company was not a party, a class action complaint, an answer and a stipulation of settlement of such class action complaint were filed contemporaneously in the United States District Court for the Eastern District of Pennsylvania. The lawsuit and settlement are between a proposed class of persons occupationally or secondarily exposed to asbestos but who did not have bodily injury suits pending as of January 15, 1993, and a group of 20 companies who manufactured or sold asbestos products and whose asbestos claims are managed by the Center for Claims Resolution. The Company and a number of other former producers of asbestos-containing products are not members of the Center for Claims Resolution. The proposed settlement, negotiated between the member companies and class counsel, seeks to create an administrative mechanism to process future asbestos-related claims against such companies. Under the proposed settlement, in order to receive compensation, claimants would be required to satisfy objective medical and product exposure criteria. The class action and proposed settlement raise a number of novel and complex issues, including the potential impact of the proposed settlement on the Company's contribution and settlement credit rights. In August, 1993, another of the Company's co-defendants filed an action, which was thereafter provisionally certified as a mandatory settlement class of all future asbestos-related claims. This action was integrally related to separate settlements by this co-defendant of all of its non-future asbestos claims and of its insurance coverage claims against its insurers.

The precise impact on the Company of the Co-Defendant Bankruptcies and other proceedings mentioned above is not determinable. These filings and proceedings have created a substantial number of unprecedented and complex issues. However, the Company believes the Co-Defendant Bankruptcies probably have adversely affected the Company's share of the total liability to plaintiffs in previously settled or otherwise determined lawsuits and claims and also may adversely affect the Company's share of the total liability to plaintiffs in the future. Additionally, the Company believes that the dissemination of the required class notice in the Center for Claims Resolution class action described above may increase the number of claims and lawsuits against the Company.

In April, 1986, the Company and Aetna Life & Casualty Company ("Aetna") agreed to a final settlement fully resolving litigation between them (which followed the entry of partial summary judgment in favor of the Company in such litigation). Under its agreement with Aetna, in 1990 the Company began paying along with Aetna the costs incurred in connection with asbestos bodily injury lawsuits and claims; these payments by the Company also reduced the policy limits. The Company has processed claims, or identified claims to be processed, which has effectively exhausted its coverage under the Aetna agreement. The Company presently has similar litigation pending in New Jersey against the Company's insurers, agents and related parties for the years 1977 through 1985 in which the Company seeks damages and a declaration of coverage for both asbestos bodily injury and property damage claims under insurance policies in effect during those years (Owens-Illinois, Inc. v. United Insurance Co., et al, Superior Court of New Jersey, Middlesex County, November 30, 1984.) The total coverage sought in this litigation and, in the Company's opinion, applicable to both bodily injury and property damage is in excess of $600 million. The annual self-insurance applicable to such coverage is $1.0 million. The Company is also seeking additional coverage applicable solely to property damage claims. In April 1990, the Company obtained summary judgment for the coverage sought in this litigation and one of the defendant insurers, in turn, obtained summary judgment under certain reinsurance contracts. The defendants appealed the summary judgment granted to the Company and in April, 1993, the New Jersey Superior Court, Appellate Division affirmed the trial court on all policy interpretation issues but remanded for trial certain other issues. All parties petitioned the New Jersey Supreme Court for review. In January, 1994, the New Jersey Supreme Court granted certification on two policy interpretation issues, namely, the application of the continuous trigger theory of coverage and the consequent apportionment of liability (joint and several versus prorated liability). The Company believes that the New Jersey Supreme Court will decide these issues sometime in 1994 and that its decision will be favorable to the Company. Following such decision, the trial of the issues remanded by the Appellate Division will take place and will likely be concluded sometime in 1995.

The Company believes, based upon the rulings of the trial court and Appellate Division as well as its understanding of the facts and legal precedents and advice of counsel, McCarter & English, that it is probable this litigation ultimately will be resolved in such a manner as to confirm a substantial amount of coverage. The date, however, of a final resolution with respect to both coverage and damage recovery is uncertain. The coverage and any damage recovery obtained as a result of this litigation could be applied to reimburse the Company with respect to its payments under the Aetna agreement, as well as other payments made by the Company. The Company has made a claim against certain United Insurance Co. insurers for all such payments to date. The Company has also established a receivable for certain of such payments; at December 31, 1993, the receivable amounted to $283 million. Accordingly, the amounts of such payments covered by this receivable have not been and are not expected to be reflected in the Company's Consolidated Results of Operations. In addition, the Company has entered into group settlement agreements which included settlement amounts payable in 1994 and later. As of December 31, 1993, such deferred payment amounts were approximately $168 million. Such deferred payment amounts have not been accrued or otherwise reflected in the Company's Consolidated Results of Operations; however, the Company intends to add such deferred payment amounts to the receivable when they are paid by the Company.

The cumulative total of the receivable and the deferred amounts as of December 31, 1993 was $451 million, which represents the Company's pretax spending and commitments to spend on disposed lawsuits and claims as of that date. The Company expects this total amount to be covered by the United Insurance Co. policies involved in the litigation described above. None of the foregoing total amount represented a spending commitment with respect to lawsuits and claims pending against the Company as of December 31, 1993.

As a result of Chapter 11 filings, the recent class action filings, and the continuing efforts in various federal and state courts to resolve asbestos lawsuits and claims in nontraditional manners, as well as the continued filings of new lawsuits and claims, the Company believes, as it always has, that its ultimate asbestos-related contingent liability (i.e., its indemnity or other claim disposition costs plus related litigation expenses) is difficult to estimate with certainty. However, the Company has continually monitored the trends of matters which may affect its ultimate liability. Furthermore, as previously reported, in the fourth quarter of 1993 the Company completed a detailed analysis of the trends, developments and variables affecting or likely to affect the resolution of pending and future asbestos claims against the Company.

Based on the trends and developments and their effect on the Company's ability to estimate probable costs of pending and likely future asbestos-related claims, the higher than expected costs of disposing of claims in certain jurisdictions, and taking into account the reimbursement it expects to receive in the future principally as a result of the United Insurance case, the Company has determined that it will likely have probable asbestos-related liabilities and costs which exceed its probable asbestos-related insurance reimbursement in the approximate amount of $325 million. Accordingly, the Company has recorded a charge of such amount against its Consolidated Results of Operations for the fourth quarter of 1993. The Company believes that its asbestos-related costs and liabilities will not exceed by a material amount the sum of the available insurance reimbursement the Company believes it has and will have as a result of the United Insurance case and the amount of such charge.

Other litigation is pending against the Company, in many cases involving ordinary and routine claims incidental to the business of the Company and in others presenting allegations that are nonroutine and involve compensatory, punitive or treble damage claims as well as other types of relief. The ultimate legal and financial liability of the Company in respect to the lawsuits, proceedings, and investigations referred to above, in addition to other pending litigation, cannot be estimated with certainty. However, the Company believes, based on its examination of such matters and experience to date and discussions with counsel, that such ultimate liability will not be material in relation to the Company's Consolidated Financial Statements.

Segment Information.

The Company had three industry segments: Glass Containers, Plastics and Closures, and Specialized Glass. As reported herein, the Specialized Glass segment consists only of the Kimble laboratory and pharmaceutical glassware business. Amounts related to the Company's glass tableware business have been reclassified from the Specialized Glass segment to discontinued operations as a result of the June 1993 sale of Libbey. In addition, as a result of the December 31, 1993 sale of 51% of the Kimble business, the Company will record its share of Kimble's operations on an equity basis beginning in 1994.

Operating profit includes an allocation of corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided.

Transfers between segments and geographic areas are not significant. In arriving at the consolidated totals for segments and geographic areas, eliminations are made as follows: as to sales and transfers, intersegment and intergeographic sales and transfers are eliminated; as to operating profit and identifiable assets, eliminations primarily relate to unrealized profit in inventory.

Financial information regarding the Company's geographic segments is as follows:
- ----------------------------------------------------------------------------
                                            1993 (a)      1992 (b)      1991
- ----------------------------------------------------------------------------
Sales to unaffiliated customers:
  United States                         $2,865.3      $2,752.3      $2,693.8
  Other Western Hemisphere                 413.6         355.5         310.0
  Europe                                   256.1         284.8         280.5
- ----------------------------------------------------------------------------
    Consolidated total                  $3,535.0      $3,392.6      $3,284.3
============================================================================
Operating profit:
  United States                         $  137.3      $  337.8      $  372.6
  Other Western Hemisphere                  98.4          80.0          82.0
  Europe                                    23.9          27.3          27.0
- ----------------------------------------------------------------------------
    Consolidated total                  $  259.6      $  445.1      $  481.6
============================================================================
Identifiable assets:
  United States                         $2,893.0      $3,164.7      $2,833.3
  Other Western Hemisphere                 428.1         350.9         272.9
  Europe                                   256.0         263.1         294.5
  Eliminations                                             (.1)          (.1)
- ----------------------------------------------------------------------------
    Consolidated total                  $3,577.1      $3,778.6      $3,400.6
============================================================================

(a) Operating profit for the United States geographic segment in 1993 includes charges totaling $233.2 million principally related to a restructuring program.
(b) The adoption of SFAS Nos. 109 and 106 resulted in decreased operating profit for the United States geographic segment in 1992 compared to 1991 due to additional non-cash expenses of $36.1 million.

Financial information regarding the Company's worldwide business segments is as follows:
- ----------------------------------------------------------------------------
                                            1993 (b)      1992 (c)      1991
- ----------------------------------------------------------------------------
Sales to unaffiliated customers (a):
  Glass Containers                      $2,427.3      $2,421.7      $2,369.4
  Plastics and Closures                    908.6         781.0         729.6
  Specialized Glass                        197.9         188.4         183.7
  Eliminations and other                     1.2           1.5           1.6
- ----------------------------------------------------------------------------
    Consolidated total                  $3,535.0      $3,392.6      $3,284.3
============================================================================
Operating profit:
  Glass Containers                      $  117.4      $  299.0      $  315.4
  Plastics and Closures                    123.3         133.4         139.2
  Specialized Glass                         18.9          12.7          27.0
  Eliminations and other retained costs   (305.0)        (12.3)         (1.6)
- ----------------------------------------------------------------------------
    Consolidated total                     (45.4)        432.8         480.0

Equity earnings                             25.3          23.2          11.7
Interest expense (net)                    (274.4)       (299.1)       (437.0)
- ----------------------------------------------------------------------------
                                          (294.5)        156.9          54.7
Reconciliation to earnings (loss) from
  continuing operations before
  extraordinary items and cumulative
  effect of accounting changes:
    Credit (provision) for income taxes    113.1         (64.0)        (53.7)
    Minority share owners' interests       (19.4)        (14.6)        (11.8)
- ----------------------------------------------------------------------------
Earnings (loss) from continuing
  operations before extraordinary
  items and cumulative effect of
  accounting changes                    $ (200.8)     $   78.3      $  (10.8)
============================================================================

(a) Sales of similar products which contributed 10% or more of consolidated net sales for 1993, 1992, and 1991, and their percentage contribution in each year, respectively, are glass containers with 64%, 67%, and 68%; and plastic containers with 19%, 17%, and 18%.

(b) Operating profit for 1993 includes charges of $325 million for estimated uninsured future asbestos-related costs, charges totaling $253.2 million principally related to a restructuring program, and gains totaling $46.1 million from the sale of the remaining 50% interest in the television glass business and 51% of the Kimble business. These items decreased operating profit as follows: Glass Containers, $214.0 million, Plastics and Closures, $16.0 million, Specialized Glass, $3.2 million, and other retained costs, $298.9 million.

(c) The adoption of SFAS Nos. 109 and 106 resulted in decreased operating profit in 1992 compared to 1991 due to additional non-cash expenses as follows: Glass Containers, $17.9 million; Plastics and Closures, $11.5 million; Specialized Glass, $6.7 million; and other retained costs, $4.8 million.
- ----------------------------------------------------------------------------
                                            1993          1992          1991
- ----------------------------------------------------------------------------
Identifiable Assets:
  Glass Containers                      $2,372.9      $2,395.2      $2,247.2
  Plastics and Closures                  1,207.0       1,182.2         978.1
  Specialized Glass                                      205.8         179.9
  Eliminations                              (2.8)         (4.6)         (4.6)
- ----------------------------------------------------------------------------
    Combined segment total               3,577.1       3,778.6       3,400.6

  Investments in and advances
    to associates                          102.5         164.1         156.7
  Corporate and other
    retained assets                      1,221.8         978.5         663.7
  Discontinued operations                                229.9         178.1
- ----------------------------------------------------------------------------
  Total                                 $4,901.4      $5,151.1      $4,399.1
============================================================================
Property, plant and equipment
- -- capital expenditures:
  Glass Containers                      $  153.1      $  141.1      $  142.6
  Plastics and Closures                    100.3          82.0          49.6
  Specialized Glass                          8.8          12.4          16.3
- ----------------------------------------------------------------------------
    Combined segment total                 262.2         235.5         208.5
  Corporate and other
    retained assets                           .7           1.9            .6
  Discontinued operations                    3.3          13.4           7.1
- ----------------------------------------------------------------------------
  Total                                 $  266.2      $  250.8      $  216.2
============================================================================
Property, plant and equipment
- -- depreciation:
  Glass Containers                      $  110.9      $  117.8      $  101.0
  Plastics and Closures                     54.9          50.8          39.8
  Specialized Glass                         10.6           9.9           7.9
- ----------------------------------------------------------------------------
    Combined segment total                 176.4         178.5         148.7
  Corporate and other
    retained assets                          3.6           3.4           5.3
  Discontinued operations                    7.3          13.5          24.3
- ----------------------------------------------------------------------------
  Total                                 $  187.3      $  195.4      $  178.3
============================================================================

Selected Quarterly Financial Data (unaudited). The following tables present selected financial data by quarter for the years ended December 31, 1993 and 1992:
- ----------------------------------------------------------------------------
                                   1993 (a)
- ----------------------------------------------------------------------------
                         First      Second     Third      Fourth
                        Quarter    Quarter    Quarter    Quarter       Total
- ----------------------------------------------------------------------------
Net sales               $ 832.1    $ 915.0    $ 914.6    $ 873.3    $3,535.0
============================================================================
Gross profit            $ 168.5    $ 200.3    $ 195.7    $ 146.7    $  711.2
============================================================================
Earnings (loss):
  Continuing operations $  22.7    $  47.1    $  42.9    $(313.5)   $ (200.8)
  Discontinued
    operations              (.9)       2.3                               1.4
  Gain on sale of
    discontinued
    business, net of
    applicable income
    taxes                            217.0                             217.0
  Extraordinary charges
    from early extin-
    guishment of debt,
    net of applicable
    income taxes                      (7.4)      (1.0)      (4.3)      (12.7)
- ----------------------------------------------------------------------------
  Net earnings (loss)   $  21.8    $ 259.0    $  41.9    $(317.8)   $    4.9
============================================================================
Earnings (loss) per share
  of common stock:
  Continuing operations $  0.19    $  0.39    $  0.36    $ (2.64)   $  (1.70)
  Discontinued
    operations            (0.01)      0.02                              0.01
  Gain on sale of
    discontinued
    business, net of
    applicable income
    taxes                             1.82                              1.82
  Extraordinary charges              (0.06)     (0.01)     (0.03)      (0.10)
- ----------------------------------------------------------------------------
  Net earnings (loss)   $  0.18    $  2.17    $  0.35    $ (2.67)   $   0.03
============================================================================

(a) In the fourth quarter of 1993, the Company recorded charges of $325 million for estimated uninsured future asbestos costs, charges totaling $253.2 million principally related to a restructuring program, and gains on asset sales totaling $46.1 million. The net after tax amount of all these items was approximately $322.4 million, or $2.71 per share.

- ----------------------------------------------------------------------------
                                   1992
- ----------------------------------------------------------------------------
                         First      Second     Third      Fourth
                        Quarter    Quarter    Quarter    Quarter       Total
- ----------------------------------------------------------------------------
Net sales               $ 792.5    $ 879.6    $ 877.4    $ 843.1    $3,392.6
============================================================================
Gross profit            $ 153.8    $ 184.3    $ 177.3    $ 133.1    $  648.5
============================================================================
Earnings (loss):
  Continuing operations $  12.4    $  34.4    $  31.4    $   0.1    $   78.3
  Discontinued
    operations              9.2        1.8        4.6        2.8        18.4
  Extraordinary charges
    from early extin-
    guishment of debt,
    net of applicable
    income taxes                      (8.2)     (23.3)                 (31.5)
  Cumulative effect on
    prior years of
    changes in methods
    of accounting (b)    (199.4)                                      (199.4)
- ----------------------------------------------------------------------------
  Net earnings (loss)   $(177.8)   $  28.0     $ 12.7     $  2.9    $ (134.2)
============================================================================
Earnings (loss) per share
  of common stock:
  Continuing operations $  0.11    $  0.29     $ 0.26     $ 0.00    $   0.66
  Discontinued
    operations             0.07       0.02       0.04       0.02        0.15
  Extraordinary charges              (0.07)     (0.19)                 (0.26)
  Cumulative effect of
    accounting changes    (1.68)                                       (1.68)
- ----------------------------------------------------------------------------
  Net earnings (loss)   $ (1.50)   $  0.24     $ 0.11     $ 0.02    $  (1.13)
============================================================================

(b) In the fourth quarter of 1992, the Company adopted SFAS No. 109 "Accounting for Income Taxes" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," effective January 1, 1992, as described more fully in the Statement of Significant Accounting Policies.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

Information with respect to non-officer directors is included in the Proxy Statement in the section entitled "Election of Directors" and such information is incorporated herein by reference.

Information with respect to executive officers is included herein on pages 14 -
 16.



ITEMS 11.   EXECUTIVE COMPENSATION AND CERTAIN RELATIONSHIPS AND RELATED
and 13.     TRANSACTIONS

The section entitled "Director and Executive Compensation and Other Information," exclusive of the subsections entitled "Board Compensation Committee Report on Executive Compensation" and "Performance Graph," which is included in the Proxy Statement is incorporated herein by reference.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled "Security Ownership of Certain Beneficial Owners and Management" which is included in the Proxy Statement is incorporated herein by reference.

                                   PART IV

ITEM 14.(a).     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K

Index of Financial Statements and Financial Statement Schedules Covered by Report of Independent Auditors.

                                                                    Page
                                                                    ----
Report of Independent Auditors                                        29

Consolidated Balance Sheets at December 31, 1993 and 1992           32-33

For the years ended December 31, 1993, 1992 and 1991

     Consolidated Results of Operations                             30-31
     Consolidated Share Owners' Equity                                34
     Consolidated Cash Flows                                        35-36

Statement of Significant Accounting Policies                        37-38

Financial Review                                                    39-63


     Financial Statement Schedules                              Schedule Page
     -----------------------------                              -------------
For the years ended December 31, 1993, 1992, and 1991:

     V - Property, Plant and Equipment (Consolidated)                 S-1

    VI - Accumulated Depreciation and Amortization of
         Property, Plant and Equipment (Consolidated)                 S-3

  VIII - Valuation and Qualifying Accounts (Consolidated)             S-5

    IX - Short-Term Borrowings (Consolidated)                         S-6

     X - Supplementary Income Statement Information
         (Consolidated)                                               S-7

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or the accompanying Financial Review.

EXHIBIT INDEX

S-K Item 601
    No.                               Document
- ------------                          --------
3.1        -- Restated Certificate of Incorporation of Owens-Illinois, Inc.
              (filed as Exhibit 3.1 to the Registrants' Registration Statement, File No. 33-43224, and incorporated herein by reference).
3.2        -- By-laws of Owens-Illinois, Inc., as amended (filed as Exhibit
              3.2 to the Registrants' Registration Statement, File No. 33-43224, and incorporated herein by reference).
3.3        -- Certificate of Incorporation of Owens-Illinois Group, Inc., as
              amended (filed as Exhibit 3.4 to the Registrants' Registration Statement, File No. 33-13061, and incorporated herein by refer-
              ence).
3.4        -- By-laws of Owens-Illinois Group, Inc. (filed as Exhibit 3.5 to the Registrants' Registration Statement, File No. 33-13061, and incorporated herein by reference).
3.5        -- Certificate of Designations, Preferences and Relative,
              Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Exchangeable Preferred Stock, Series B Exchangeable Preferred Stock and Series C Exchangeable Preferred Stock of Owens-Illinois, Inc., dated October 30, 1992 (filed as Exhibit
              3.5 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1992, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
4.1        -- Note, dated March 17, 1987, to OII Holdings Corporation issued by OII Group, Inc., as amended (filed as Exhibit 4.44 to the Registration Statement, File No. 33-43224, of Owens-Illinois, Inc., and incorporated herein by reference).
4.2        -- Indenture, dated as of December 15, 1991, among Owens-Illinois,
              Inc., Owens-Illinois Group, Inc., and The Bank of New York related to Senior Debentures of Owens-Illinois, Inc. (filed as
              Exhibit 4.32 to the Registrants' Registration Statement, File No. 33-34825, and incorporated herein by reference).
4.3        -- Group Exchange Guaranty, dated as of July 10, 1992, by Owens-
              Illinois Group, Inc., in favor of the Trustee (filed as Exhibit
              4.1 to the Registrants' Current Report on Form 8-K dated as of July 15, 1992, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
4.4        -- Subsidiary Guaranty, dated as of July 10, 1992, by the
              Subsidiaries in favor of the Trustee (filed as Exhibit 4.2 to the Registrants' Current Report on Form 8-K dated as of July 15, 1992, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
4.5        -- Contribution Agreement, dated as of July 10, 1992, by and among the Company, Owens-Illinois Group, Inc., and the Subsidiaries (filed as Exhibit 4.3 to the Registrants' Current Report on Form 8-K dated as of July 15, 1992, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
S-K Item 601
    No.                                  Document
- ------------                             --------
4.6        -- Acknowledgment Regarding Additional Secured Debt, dated as of
              July 10, 1992, by the Pledgors (filed as Exhibit 4.4 to the Registrants' Current Report on Form 8-K dated as of July 15, 1992, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
4.7        -- Acknowledgment to Intercreditor Agreement, dated as of July 9,
              1992, by the Trustee and the Pledgors (filed as Exhibit 4.5 to the Registrants' Current Report on Form 8-K dated as of July 15, 1992, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
4.8        -- Indenture, dated as of April 1, 1992, between the Company and
              Harris Trust and Savings Bank under which the Company has issued its 10-1/4% Senior Subordinated Notes due April 1, 1999; 10% Senior Subordinated Notes due August 1, 2002; 10-1/2% Senior Subordinated Notes due June 15, 2002; and 9-3/4% Senior Subordinated Notes due August 15, 2004 (filed as Exhibit 4(a) to the Registrants' Current Report on Form 8-K dated as of March 27, 1992, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
4.9        -- Form of Indenture dated September 28, 1992, Shelf Registration for up to $200 million of Senior Subordinated Debt Securities between the Company and Harris Trust and Savings Bank, under which the Company has issued its 9.95% Senior Subordinated Notes due October 15, 2004 (filed as Exhibit 4.2 to the Registrants' Registration Statement, File no. 33-51982, and incorporated herein by reference).
4.10       -- First Supplemental Indenture, dated as of September 28, 1992, between the Company and Harris Trust and Savings Bank (filed as
              Exhibit 4(a) to the Registrants' Current Report on Form 8-K dated as of October 1, 1992, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
4.11       -- Refinancing Credit Agreement, dated as of December 15, 1993, among Owens-Illinois, Inc., the lenders listed therein, including those named as lead managers and co-agents and Bankers Trust Company including exhibits thereto (filed herewith).
10.1       -- Lease Agreement, dated as of May 21, 1980, between Owens-
              Illinois, Inc. and Leyden Associates Limited Partnership (filed as Exhibit 5 to the Registrants' Registration Statement, File No. 2-68022, and incorporated herein by reference).
10.2       -- Owens-Illinois Supplemental Benefit Plan, dated as of October
              1, 1991 (filed as Exhibit 3.5 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1992, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
10.3       -- Sixth Amended and Restated Owens-Illinois Salary Retirement
              Plan (filed as Exhibit 3.5 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1992, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
S-K Item 601
    No.                                  Document
- ------------                             --------
10.4 *     -- Written description of the Owens-Illinois Senior Executive Life
              Insurance Plan (filed as Exhibit 3.5 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1992, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
10.5 *     -- Form of Employment Agreement between Owens-Illinois, Inc. and various Employees (filed as Exhibit 10(m) to the Registrants' Annual Report on Form 10-K for the fiscal year ended December 31, 1987, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
10.6 *     -- Form of Non-Qualified Stock Option Agreement between Owens-
              Illinois, Inc. and various Employees for use under the Plan (filed as Exhibit 10.25 to the Registration Statement, File no. 33-43224, of Owens-Illinois, Inc. and incorporated herein by reference).
10.7 *     -- The Amended and Restated Stock Option Plan for Key Employees of
              Owens-Illinois, Inc. (filed as Exhibit 10.24 to the Registration Statement, File no. 33-43224, of Owens-Illinois, Inc., and incorporated herein by reference).
10.8 *     -- Form of Non-Qualified Stock Option Agreement between Owens-
              Illinois, Inc. and various Employees (filed as Exhibit 10(1) to the Registrants' Annual Report on Form 10-K for the fiscal year ended December 31, 1987, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
10.9 *     -- Form of Subscription Agreement between Owens-Illinois, Inc. and various Purchasers (filed as Exhibit 10(k) to the Registrants' Annual Report on Form 10-K for the fiscal year ended December 31, 1987, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
10.10 *    -- Form of Consulting Agreement between Owens-Illinois, Inc. and
              Robert J. Lanigan (filed as Exhibit 10.17 to the Registrants' Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
10.11 *    -- Form of Non-Qualified Stock Option Agreement between Owens-
              Illinois, Inc., and Robert J. Lanigan (filed as Exhibit 10.21 to the Registrants' Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
10.12 *    -- Form of First Amendment to Non-Qualified Stock Option Agreement
              between Owens-Illinois, Inc. and Robert J. Lanigan (filed as
              Exhibit 10.20 to the Registrants' Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
10.13 *    -- Form of First Amendment to Subscription Agreement between
              Owens-Illinois, Inc. and Robert J. Lanigan (filed as Exhibit
              10.19 to the Registrants' Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File nos. 1-9576 and 33-13061, and incorporated herein by reference).

S-K Item 601
    No.                                  Document
- ------------                             --------
10.14      -- Fourth Amended and Restated Owens-Illinois, Inc. Stock Purchase
              and Savings Program (filed as Exhibit 4.1 to Registrants' Form S-8, File nos. 1-9576 and 33-43559, and incorporated herein by reference).
10.15 *    -- Amended and Restated Owens-Illinois, Inc. Senior Management
              Incentive Plan effective on January 1, 1993 (filed herewith).
10.16 *    -- Amended and Restated Owens-Illinois, Inc. Performance Award Plan
              effective on January 1, 1993 (filed herewith).
10.17 *    -- Owens-Illinois, Inc. Corporate Officers Deferred Compensation
              Plan effective on December 31, 1993 (filed herewith).
10.18 *    -- Owens-Illinois, Inc. Executive Savings Plan effective on
              December 31, 1993 (filed herewith).
10.19 *    -- First Amendment to Owens-Illinois, Inc. Supplemental Retirement
              Plan effective on December 31, 1993 (filed herewith).
21         -- Subsidiaries of the Registrants (filed herewith).
23.1       -- Consent of Independent Auditors (filed herewith).
23.2       -- Consent of McCarter & English (filed herewith).
24         -- Owens-Illinois, Inc. and Owens-Illinois Group, Inc. Power of
              Attorney (filed herewith).

* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c).
_______________



ITEM 14.(b).     REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the Registrants during the last quarter of 1993.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                          OWENS-ILLINOIS, INC.

                                          OWENS-ILLINOIS GROUP, INC.


                                                 (Registrants)



                                          By/s/ Thomas L. Young
                                            -------------------------------
                                            Thomas L. Young
                                            Executive Vice President,
                                            Administration, General Counsel
                                            and Secretary



Date:  March 29, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Owens-Illinois, Inc. and Owens-Illinois Group, Inc. and in the capacities and on the dates indicated.


     Signature                     Title
     ---------                     -----
Edward A. Gilhuly      Director

James H. Greene, Jr.   Director

Joseph H. Lemieux      Chairman of the Board of Directors; President and
                       Chief Executive Officer (Principal Executive Officer)

Michael W. Michelson   Director

George R. Roberts      Director

David G. Van Hooser    Vice President, Treasurer and Comptroller
                       (Principal Accounting Officer)

Lee A. Wesselmann      Senior Vice President and Chief Financial Officer
                       (Principal Financial Officer); Director




                                          By/s/ Thomas L. Young
                                            --------------------------
                                            Thomas L. Young
                                            Attorney-in-fact




Date:  March 29, 1994

                    INDEX TO FINANCIAL STATEMENT SCHEDULES

    Financial Statement Schedules of Owens-Illinois, Inc. and Subsidiaries:

    For the years ended December 31, 1993, 1992, and 1991:

                                                                         Page
                                                                         ----
   V -- Property, Plant and Equipment (Consolidated) . . . . . . . .     S-1
  VI -- Accumulated Depreciation and Amortization of Property, Plant
         and Equipment (Consolidated). . . . . . . . . . . . . . . .     S-3
VIII -- Valuation and Qualifying Accounts (Consolidated) . . . . . .     S-5
  IX -- Short-Term Borrowings (Consolidated) . . . . . . . . . . . .     S-6
   X -- Supplementary Income Statement Information (Consolidated). .     S-7

                             OWENS-ILLINOIS, INC.
          SCHEDULE V -- PROPERTY, PLANT, AND EQUIPMENT (CONSOLIDATED)

                 Years ended December 31, 1993, 1992, and 1991
                             (Millions of Dollars)

                             Acquisi-
                             tions (di-
                             vesti-                         Other
                   Balance   tures) of                     changes-  Balance
                   at begin- subsid-              Retire-    add        at
                   ning of   iaries   Additions  ments or  (deduct)   end of
1993:              period   (Note 1)   at cost    sales   (Note 2)   period
- -----              --------  --------  --------  --------  --------  --------
Land, at cost. .   $  115.4  $  (12.6) $    0.0  $    0.0  $   (0.2) $  102.6
Buildings and
  building
  equipment. . .      480.2     (48.6)     13.9       1.6      (0.7)    443.2
Factory machinery
  and equipment.    1,747.8    (206.8)    235.3      23.8      (7.6)  1,744.9
Transportation,
  office and
  miscellaneous
  equipment. . .       54.8      (7.2)      7.9       2.3      (0.3)     52.9
Construction in
  progress . . .      140.5      (7.1)      9.1                (0.2)    142.3
                   --------  --------  --------  --------  --------  --------
                   $2,538.7  $ (282.3) $  266.2  $   27.7  $   (9.0) $2,485.9
1992:              ========  ========  ========  ========  ========  ========
- -----
Land, at cost. .   $   88.9  $    1.1  $    0.0  $    0.9  $   26.3  $  115.4
Buildings and
  building
  equipment. . .      426.9       5.1       7.4       7.0      47.8     480.2
Factory machinery
  and equipment.    1,418.9      32.3     198.3      63.7     162.0   1,747.8
Transportation,
  office and
  miscellaneous
  equipment. . .       48.3        .9       3.5       1.3       3.4      54.8
Construction in
  progress . . .       94.8       4.4      41.6                (0.3)    140.5
                   --------  --------  --------  --------  --------  --------
                   $2,077.8  $   43.8  $  250.8  $   72.9  $  239.2  $2,538.7
                   ========  ========  ========  ========  ========  ========

                             Acquisi-
                             tions (di-
                             vesti-                         Other
                   Balance   tures) of                     changes-  Balance
                   at begin- subsid-              Retire-    add        at
                   ning of   iaries   Additions  ments or  (deduct)   end of
1991:              period   (Note 1)   at cost    sales   (Note 2)   period
- -----              --------  --------  --------  --------  --------  --------
Land, at cost. .   $  109.2  $  (16.4) $    0.1  $    2.9  $   (1.1) $   88.9
Buildings and
  building
  equipment. . .      749.5    (338.0)     22.6       4.5      (2.7)    426.9
Factory machinery
  and equipment.    1,351.1     (54.9)    183.2      45.9     (14.6)  1,418.9
Transportation,
  office and
  miscellaneous
  equipment. . .       45.5       (.5)      4.4       1.0      (0.1)     48.3
Construction in
  progress . . .       90.0      (0.9)      5.9                (0.2)     94.8
                   --------  --------  --------  --------  --------  --------
                   $2,345.3  $ (410.7) $  216.2  $   54.3  $  (18.7) $2,077.8
                   ========  ========  ========  ========  ========  ========

(1) Includes amounts related to the divestiture of Libbey and Kimble opera-tions in 1993 and the Health Care segment in 1991 and to businesses acquired in 1993 and 1992.

(2) The amounts in "Other changes - add (deduct)" represent the current year effects of foreign currency translation adjustments amounting to $(9.0), ($34.9), and $(18.7) in 1993, 1992, and 1991, respectively; a 1992 adjustment for adoption of SFAS No. 109 of $273.9.

                             OWENS-ILLINOIS, INC.

     SCHEDULE VI -- ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY,
                 PLANT, AND EQUIPMENT (CONSOLIDATED) (Note 1)

                 Years ended December 31, 1993, 1992, and 1991
                             (Millions of Dollars)

                             Acquisi-
                            tions (di- Additions
                             vesti-     charged             Other
                   Balance   tures) of to costs            changes-  Balance
                   at begin- subsid-      and     Retire-    add        at
                   ning of   iaries    expenses  ments or  (deduct)   end of
1993:              period   (Note 2)  (Note 3)    sales   (Note 4)   period
- -----              --------  --------  --------  --------  --------  --------
Buildings and
  building
  equipment. . .   $  126.5  $  (17.8) $   20.2  $    1.0  $   (0.3) $  127.6
Factory
  machinery and
  equipment. . .      793.1    (106.0)    162.5      20.8      (3.3)    825.5
Transportation,
  office, and
  miscellaneous
  equipment. . .       37.8      (6.3)      4.6       1.1                35.0
                   --------  --------  --------  --------  --------  --------
                   $  957.4  $ (130.1) $  187.3  $   22.9  $   (3.6) $  988.1
                   ========  ========  ========  ========  ========  ========
1992:
- -----
Buildings and
  building
  equipment. . .   $   98.1  $         $   20.8  $    5.1  $   12.7  $  126.5
Factory
  machinery and
  equipment. . .      607.7               170.0      56.7      72.1     793.1
Transportation,
  office, and
  miscellaneous
  equipment. . .       31.0                 4.6       1.1       3.3      37.8
                   --------  --------  --------  --------  --------  --------
                   $  736.8  $         $  195.4  $   62.9  $   88.1  $  957.4
                   ========  ========  ========  ========  ========  ========

                             Acquisi-
                            tions (di- Additions
                             vesti-     charged             Other
                   Balance   tures) of to costs            changes-
                   at begin- subsid-     and      Retire-    add     Balance
                   ning of   iaries    expenses  ments or  (deduct) at end of
1991:               period   (Note 2)  (Note 3)    sales   (Note 4)   period
- -----              --------  --------  --------  --------  --------  --------
Buildings and
  building
  equipment. . .   $  111.7  $  (38.1) $   25.3  $    0.3  $   (0.5) $   98.1
Factory
  machinery and
  equipment. . .      520.8     (27.4)    147.3      30.3      (2.7)    607.7
Transportation,
  office, and
  miscellaneous
  equipment. . .       26.4      (0.5)      5.7       0.8       0.2      31.0
                   --------  --------  --------  --------  --------  --------
                   $  658.9  $  (66.0) $  178.3  $   31.4  $   (3.0) $  736.8
                   ========  ========  ========  ========  ========  ========

(1)  In general, depreciation is computed using the straight-line method.

(2) The amounts in "Acquisitions (divestitures) of subsidiaries" for 1993 includes the divestiture of the Company's Libbey and Kimble operations and in 1991 includes the divestiture of the Company's Health Care segment.

(3) The amounts in "Additions charged to costs and expenses" include amounts of the Company's Libbey and Kimble operations of $7.3 and $10.6, respec-tively, for the year ended December 31, 1993 and of the Company's discontinued Health Care segment of $13.1 for the year ended December 31, 1991.

(4) The amounts in "Other changes - add (deduct)" represent the current year effects of foreign currency translation adjustments amounting to $(3.6), $(11.0), and $(3.0) in 1993, 1992, and 1991, respectively; and for 1992,
     $99.1 to adjust for adoption of SFAS No. 109.

                             OWENS-ILLINOIS, INC.

       SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS (CONSOLIDATED)

                 Years ended December 31, 1993, 1992, and 1991
                             (Millions of Dollars)


Reserves deducted from assets in the balance sheets:

Allowances for losses and discounts on receivables
- --------------------------------------------------

                                      Additions
                                 ------------------
                    Balance at   Charged to                          Balance
                    beginning    costs and   Other     Deductions   at end of
                    of period    expenses   (Note 1)    (Note 2)     period
                    ---------    ---------  --------   ---------    ---------

1993 . . . . . . .  $  31.4      $  23.0    $   0.0    $  23.1      $  31.3
                    =======      =======    =======    =======      =======
1992 . . . . . . .  $  29.1      $  13.5    $   0.8    $  12.0      $  31.4
                    =======      =======    =======    =======      =======
1991 . . . . . . .  $  35.3      $   7.9    $   0.0    $  14.1      $  29.1
                    =======      =======    =======    =======      =======

(1) The amounts in "Other" represent recoveries of accounts previously charged off as uncollectible.

(2) Deductions from allowances for losses and discounts on receivables represent uncollectible notes and accounts written off.

                             OWENS-ILLINOIS, INC.

              SCHEDULE IX -- SHORT-TERM BORROWINGS (CONSOLIDATED)

                 Years ended December 31, 1993, 1992, and 1991
                             (Millions of Dollars)

                              Weighted                               Weighted
                              average      Maximum       Average     average
                              interest     amount        amount      interest
                   Balance      rate     outstanding   outstanding     rate
                  at end of   (Notes 1     during        during      (Notes 1,
                   period      and 3)      period        period      2 and 3)
                  --------     -------   -----------   -----------   --------
1993 . . . . . .  $   49.2       35.7%   $      89.8   $      64.2      35.7%
                  ========     =======   ===========   ===========   ========
1992 . . . . . .  $   56.7       28.5%   $      77.6   $      65.6      30.7%
                  ========     =======   ===========   ===========   ========
1991 . . . . . .  $   58.8       29.7%   $      86.3   $      72.4      30.3%
                  ========     =======   ===========   ===========   ========

(1) Monetary correction of local currency debt at the Company's major affiliate in Brazil has been excluded from interest expense in arriving at the weighted average interest rates shown above.

(2) Actual interest expense divided by average short-term borrowings during the period.

(3) The relatively high weighted average interest rates at end of period and for the three years ended December 31, 1993 are reflective of the generally higher short-term borrowing costs incurred by most of the Company's South American affiliates.

                             OWENS-ILLINOIS, INC.

    SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION (CONSOLIDATED)

                 Years ended December 31, 1993, 1992, and 1991
                             (Millions of Dollars)

                                          1993          1992          1991
                                        --------      --------      --------
Maintenance and Repairs. . . . . .      $  300.6      $  307.5      $  311.3
                                        ========      ========      ========