Form 10-Q
period 1994-03-31
OWENS ILLINOIS INC /DE/
filed 1994-05-13
CIK 812074

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549

(Mark one)                         FORM 10-Q

   [x]      Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                       For Quarter Ended March 31, 1994
                                      or
   [ ]         Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                             Owens-Illinois, Inc.
- - ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

   Delaware                        1-9576                    22-2781933
- - ----------------                 -----------               -------------------
(State or other                  (Commission               (IRS Employer
jurisdiction of                  File No.)                 Identification No.)
incorporation or
organization)

                         Owens-Illinois Group, Inc.
- - ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

   Delaware                       33-13061                   34-1559348
- - ----------------                 -----------               -------------------
(State or other                  (Commission               (IRS Employer
jurisdiction of                  File No.)                 Identification No.)
incorporation or
organization)

                   One SeaGate, Toledo, Ohio                          43666
- - ------------------------------------------------------------------------------
             (Address of principal executive offices)               (Zip Code)

                                 419-247-5000
- - ------------------------------------------------------------------------------
             (Registrants' telephone number, including area code)

      Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the
      Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing
      requirements for the past 90 days.  Yes  [X]    No  [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

      Owens-Illinois, Inc. $.01 par value common stock - 118,978,327 shares at March 31, 1994.

      Owens-Illinois Group, Inc. $.01 par value common stock - 100 shares at March 31, 1994.

                          PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

The Condensed Consolidated Financial Statements presented on pages 3 through 6 are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated. Since the following condensed unaudited financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly they should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Registrants' Annual Report on Form 10-K for the year ended December 31, 1993.

                             OWENS-ILLINOIS, INC.
                 CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
                  Three months ended March 31, 1994 and 1993
                (Millions of dollars, except per-share amounts)

                                                            1994        1993
                                                          ------      ------
Revenues:
  Net sales                                               $839.2      $832.1
  Interest and dividends                                     4.5         3.6
  Royalties and net technical assistance                     7.0         7.5
  Equity earnings                                            4.9         5.8
  Other                                                      6.4         2.0
                                                          ------      ------
                                                           862.0       851.0


Costs and expenses:
  Manufacturing, shipping, and delivery                    674.1       663.6
  Research and development                                   6.8         5.9
  Engineering                                                6.0         5.9
  Selling and administrative                                48.5        45.0
  Interest                                                  67.6        73.0
  Other                                                      3.2        12.6
                                                          ------      ------
                                                           806.2       806.0
                                                          ------      ------
Earnings from continuing operations
   before items below                                       55.8        45.0

Provision for income taxes                                  24.0        19.0
Minority share owners' interests in earnings
  of subsidiaries                                            3.7         3.3
                                                          ------      ------
Earnings from continuing operations                         28.1        22.7

Net loss from discontinued operations                                    (.9)
                                                          ------      ------
Net earnings                                              $ 28.1      $ 21.8
                                                          ======      ======
Earnings per share of common stock:

  Earnings from continuing operations                     $ 0.23      $ 0.19

  Net loss from discontinued operations                                (0.01)
                                                          ------      ------
  Net earnings                                            $ 0.23      $ 0.18
                                                          ======      ======






                            See accompanying notes.

                             OWENS-ILLINOIS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
             March 31, 1994, December 31, 1993, and March 31, 1993
                             (Millions of dollars)

                                             March 31,   Dec. 31,    March 31,
                                               1994        1993        1993
                                             --------    --------    --------
Assets
Current assets:
 Cash, including time deposits               $   59.0    $   67.1    $   66.2
 Short-term investments, at cost which
    approximates market                          26.1        26.5        77.5
 Receivables, less allowances for losses
    and discounts ($29.9 at March 31, 1994,
    $31.3 at December 31, 1993, and $28.3 at
    March 31, 1993)                             418.1       340.0       243.6
  Inventories                                   473.1       472.8       602.2
  Prepaid expenses                               56.6        53.6         5.5
                                             --------    --------    --------
      Total current assets                    1,032.9       960.0       995.0

Investments and other assets:
  Domestic investments and advances              20.9        20.6        82.6
  Foreign investments and advances               61.9        81.9        87.9
  Repair parts inventories                      145.7       137.5       153.6
  Deferred taxes                                 26.1        40.7
  Prepaid pension                               626.0       616.5       667.9
  Insurance for asbestos-related costs          650.0       282.9       171.2
  Deposits, receivables, and other assets       215.8       180.5       216.9
  Excess of purchase cost over net assets
    acquired, net of accumulated
    amortization ($206.6 at March 31,
    1994, $198.7 at December 31, 1993,
    and $189.0 at March 31, 1993)             1,069.8     1,083.0     1,161.6
                                             --------    --------    --------
      Total investments and other assets      2,816.2     2,443.6     2,541.7

Property, plant, and equipment, at cost       2,659.9     2,485.9     2,568.9
Less accumulated depreciation                 1,085.1       988.1     1,001.4
                                             --------    --------    --------
      Total property, plant, and equipment    1,574.8     1,497.8     1,567.5
                                             --------    --------    --------
Total assets                                 $5,423.9    $4,901.4    $5,104.2
                                             ========    ========    ========









                            See accompanying notes.

                                             March 31,   Dec. 31,    March 31,
                                               1994        1993        1993
                                             --------    --------    --------
Liabilities and Share Owners' Equity
Current liabilities:
  Short-term loans and long-term debt
    due within one year                      $   88.3    $   67.6    $  134.0
  Current portion of asbestos-related
    liabilities                                 140.0
  Accounts payable and other liabilities        632.6       658.5       681.0
                                             --------    --------    --------
      Total current liabilities                 860.9       726.1       815.0

Long-term debt                                2,567.8     2,419.3     2,945.6

Deferred taxes                                   33.8        32.7        66.8

Nonpension postretirement benefits              412.7       415.3       493.7

Asbestos-related liabilities                    513.0       325.0

Other liabilities                               596.6       597.0       409.4

Commitments and contingencies

Minority share owners' interests                116.4        91.2        59.1

Share owners' equity:
  Preferred stock                                26.3        26.3        26.3
  Common stock, par value $.01 per share
    (118,978,327 shares outstanding at
    March 31, 1994)                               1.2         1.2         1.2
  Capital in excess of par value              1,033.9     1,033.9     1,034.0
  Deficit                                      (668.6)     (696.7)     (679.8)
  Cumulative foreign currency translation
    adjustment                                  (70.1)      (69.9)      (67.1)
                                             --------    --------    --------
      Total share owners' equity                322.7       294.8       314.6
                                             --------    --------    --------
Total liabilities and share owners' equity   $5,423.9    $4,901.4    $5,104.2
                                             ========    ========    ========










                            See accompanying notes.

                             OWENS-ILLINOIS, INC.
                       CONDENSED CONSOLIDATED CASH FLOWS
                  Three months ended March 31, 1994 and 1993
                             (Millions of dollars)

                                                         1994            1993
                                                      -------         -------
Cash flows from operating activities:
  Earnings from continuing operations                 $  28.1         $  22.7
  Non-cash charges:
    Depreciation                                         49.3            48.7
    Amortization of deferred costs                       11.3            13.2
    Other                                                16.6              .7
  Change in non-current operating assets                (11.3)          (14.0)
  Dividends from equity affiliates                        1.8             2.1
  Asbestos-related payments                             (39.1)          (24.5)
  Reduction of non-current liabilities                   (1.1)            (.1)
  Change in components of working capital               (94.4)           17.2
                                                      -------         -------
    Cash provided by (utilized in) continuing
      operating activities                              (38.8)           66.0
    Cash provided by discontinued operating
      activities                                                          2.7
                                                      -------         -------
    Cash provided by (utilized in) operating
      activities                                        (38.8)           68.7

Cash flows from investing activities:
  Additions to property, plant, and equipment           (54.0)          (46.0)
  Acquisitions and other                                (44.7)           (7.5)
  Net cash proceeds from divestitures                      .7              .1
                                                      -------         -------
    Cash utilized in investing activities               (98.0)          (53.4)

Cash flows from financing activities:
  Additions to long-term debt                           408.3             6.3
  Repayments of long-term debt                         (278.1)          (41.4)
  Increase in short-term loans                           14.5            12.6
                                                      -------         -------
    Cash provided by (utilized in)
      financing activities                              144.7           (22.5)

Effect of exchange rate fluctuations on cash            (16.0)           (7.7)
                                                      -------         -------
Decrease in cash                                         (8.1)          (14.9)

Cash at beginning of period                              67.1            81.1
                                                      -------         -------
Cash at end of period                                 $  59.0         $  66.2
                                                      =======         =======




                            See accompanying notes.

                             OWENS-ILLINOIS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      Tabular data in millions of dollars

1.  Asbestos-related Asset and Liability

In 1994, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," ("FIN 39"), which prohibits offsetting receivables and payables unless several specific conditions are met, thereby establishing a valid right of setoff. Accordingly, the Company increased the receivables under asbestos-related insurance contracts to the total expected to be received, and increased the liability for asbestos-related costs by an equal amount representing the insured portion of anticipated future spending. This change did not impact earnings and, as provided in FIN 39, statements for periods prior to 1994 have not been restated.

2.  Inventories

Major classes of inventory were as follows:

                                       March 31,    December 31,    March 31,
                                         1994           1993          1993
                                       ---------    ------------    ---------
  Finished goods                          $375.1          $370.4       $473.4
  Work in process                            5.5             7.6         29.0
  Raw materials                             66.3            67.2         68.5
  Operating supplies                        26.2            27.6         31.3
                                          ------          ------       ------
                                          $473.1          $472.8       $602.2
                                          ======          ======       ======
3.  Accounts Receivable

In February 1993, certain operating subsidiaries of the Company entered into a five-year agreement pursuant to which they sold without recourse on a revolving basis substantially all of their receivables to another subsidiary of the Company. Certificates representing a $180 million senior undivided interest in the receivables were purchased by a group of insurance companies and commercial banks. These transactions were reflected as a sale of receivables in the Company's financial statements. To the extent seasonally lower shipments limited the amount of receivables available for sale, cash collections from receivables previously sold were temporarily invested in a collateral equalization account. At March 31, 1993 the equalization account totalled $47.7 million and was included in short-term investments in the condensed consolidated balance sheet. Following the termination of the program in late 1993, the certificates were repaid and the remaining collateral was returned to the Company.

4.  Long-Term Debt

The following table summarizes the long-term debt of the Company:

                                               March 31,  Dec. 31,   March 31,
                                                 1994       1993       1993
Bank Credit Agreement:                         --------   --------   ---------
  Revolving Loans                              $  266.3   $   57.6   $   40.0
  Working Capital and Swing Line Loans                                  170.0
  Bid Rate Loans                                  195.0                  60.0
Senior Notes and Debentures:
  Senior Debentures, 11%, due 1999 to 2003      1,000.0    1,000.0    1,000.0
  Series A Senior Reset Notes                                            41.2
  Senior Variable Rate Notes                                 268.9      370.0
  12-1/2% Senior Notes                                                  130.0
Senior Subordinated Notes:
  10-1/4%, due 1999                               250.0      250.0      250.0
  10-1/2%, due 2002                               150.0      150.0      150.0
  10%, due 2002                                   250.0      250.0      250.0
  9-3/4%, due 2004                                200.0      200.0      200.0
  9.95%, due 2004                                 100.0      100.0      100.0
Other                                             181.3      161.2      249.8
                                               --------   --------   --------
                                                2,592.6    2,437.7    3,011.0
  Less amounts due within one year                 24.8       18.4       65.4
                                               --------   --------   --------
    Long-term debt                             $2,567.8   $2,419.3   $2,945.6
                                               ========   ========   ========

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

At March 31, 1994, the Company had unused credit available under the Bank Credit Agreement of $433.3 million.

Revolving loans bear interest, at the Company's option, at the prime rate or a Eurodollar deposit-based rate plus a margin linked to published ratings of the Company's senior debt instruments. The margin is currently .875% and is limited to a range of .625% to 1%. Swing Line and Overdraft Account loans bear interest at the prime rate minus the commitment fee percentage, defined below. The weighted average interest rate on borrowings outstanding under the

Bank Credit Agreement at March 31, 1994, was 4.24%. While no compensating balances are required by the Agreement, the Company must pay a commitment fee on the excess of the Revolving Loan Commitments over the aggregate amount of Revolving Loans outstanding. The commitment fee, currently .375%, is subject to reduction to .25%, also based on changes in published ratings.

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

The Senior Debentures rank pari passu with the obligations of the Company under the Bank Credit Agreement and other senior indebtedness, and senior in right of payment to all existing and future subordinated debt of the Company. The Senior Debentures are guaranteed on a senior basis by the Company's wholly owned subsidiary, Owens-Illinois Group, Inc. ("Group"), and most of the Company's domestic subsidiaries and secured by a pledge of the capital stock of, and intercompany indebtedness of, Group and such subsidiaries.

5.  Discontinued Operations

On June 24, 1993, the Company and Group completed the sale of all the issued and outstanding shares of stock of Group's wholly owned subsidiary, Libbey Inc. ("Libbey"), through an underwritten initial public offering. Libbey operated the glass tableware business of the Company, which is presented as a discontinued operation in the accompanying financial statements.

Summary results of operations information for the Libbey business is as follows:

                                                     Three months
                                                        ended
                                                    March 31, 1993
                                                    --------------
      Total revenues                                     $59.0
      Costs and expenses                                  51.5
                                                         -----
        Earnings before interest and taxes                 7.5
      Interest expense                                     9.1
                                                         -----
        Loss before income taxes                          (1.6)
      Credit for income taxes                              (.7)
                                                         -----
      Net loss                                           $ (.9)
                                                         =====

Interest expense allocated to discontinued operations is based on the indebtedness expected to be repaid with the proceeds from the sale of the Libbey business at applicable interest rates in effect during the period.

Summary balance sheet information for the Libbey business at March 31, 1993 is as follows:

                                                    March 31, 1993
                                                    --------------
      Current assets                                    $ 66.7
      Current liabilities                                (27.2)
                                                        ------
        Net current assets                                39.5

      Property, plant and equipment (net)                 94.0
      Other non-current assets                            54.5
      Non-current liabilities                            (51.0)
                                                        ------
        Net non-current assets                            97.5
                                                        ------
      Net assets                                        $137.0
                                                        ======


6.  Cash Flow Information

Interest paid in cash aggregated $34.8 million for the first quarter of 1994 and $43.0 million for the first quarter of 1993. Income taxes paid in cash totaled $6.3 million for the first quarter of 1994 and $6.4 million for the first quarter of 1993.

7.  Contingencies

The Company is one of a number of defendants (typically 10 to 20) in a substantial number of lawsuits filed in numerous state and federal courts by persons alleging bodily injury (including death) as a result of exposure to dust from asbestos fibers. From 1948 to 1958, one of the Company's former business units commercially produced and sold a high-temperature, clay-based insulating material containing asbestos. The insulation material was used in limited industrial applications such as shipyards, power plants and chemical plants. During its ten years in the high-temperature insulation business, the Company's aggregate sales of insulation material containing asbestos were less than $40 million. The Company exited the insulation business in April 1958. The lawsuits relating to such production and sale of asbestos material typically allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and punitive damages in various amounts. As of March 31, 1994, the Company estimates that it is a named defendant in asbestos bodily injury lawsuits and claims involving approximately 39,000 plaintiffs and claimants.

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

The Company is also one of a number of defendants (typically 15 to 30) in a number of lawsuits and claims, some of which are class actions, brought by or on behalf of public or private property owners, alleging damages as a result of the presence of asbestos-containing insulation in various properties.
These lawsuits typically assert multiple theories of liability, including negligence, breach of warranty and strict liability, and seek various forms of monetary and equitable relief, including compensatory and punitive monetary damages, restitution and removal of asbestos-containing material. As of March 31, 1994, the Company was a named defendant in 22 such pending property damage lawsuits and claims.

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

In April, 1986, the Company and Aetna Life & Casualty Company ("Aetna") agreed to a final settlement fully resolving litigation between them (which followed the entry of partial summary judgment in favor of the Company in such litigation). Under its agreement with Aetna, in 1990 the Company began paying along with Aetna the costs incurred in connection with asbestos bodily injury lawsuits and claims; these payments by the Company also reduced the policy limits. The Company has processed claims, or identified claims to be processed, which has effectively exhausted its coverage under the Aetna agreement. The Company presently has similar litigation pending in New Jersey against the Company's insurers, agents and related parties for the years 1977 through 1985 in which the Company seeks damages and a declaration of coverage for both asbestos bodily injury and property damage claims under insurance policies in effect during those years (Owens-Illinois, Inc. v. United Insurance Co., et al, Superior Court of New Jersey, Middlesex County, November 30, 1984.) The total coverage sought in this litigation and, in the Company's opinion, applicable to both bodily injury and property damage is in excess of $600 million. The annual self-insurance applicable to such coverage is $1.0 million. The Company is also seeking additional coverage applicable solely to property damage claims. In April 1990, the Company obtained summary judgment for the coverage sought in this litigation and one of the defendant insurers, in turn, obtained summary judgment under certain reinsurance contracts. The defendants appealed the summary judgment granted to the Company and in April, 1993, the New Jersey Superior Court, Appellate Division affirmed the trial court on all policy interpretation issues but remanded for trial certain other issues. All parties petitioned the New Jersey Supreme Court for review. In January, 1994, the New Jersey Supreme Court granted certification on two policy interpretation issues, namely, the application of the continuous trigger theory of coverage and the consequent apportionment of liability. The Company believes that the New Jersey Supreme Court will decide these issues sometime in 1994 and that its decision will be favorable to the Company. Following such decision, the trial of the issues remanded by the Appellate Division will take place and will likely be concluded sometime in 1995.

The Company believes, based upon the rulings of the trial court and Appellate Division as well as its understanding of the facts and legal precedents and advice of counsel, McCarter & English, that it is probable this litigation ultimately will be resolved in such a manner as to confirm a substantial amount of coverage. The date, however, of a final resolution with respect to both coverage and damage recovery is uncertain. The coverage and any damage recovery obtained as a result of this litigation could be applied to reimburse the Company with respect to its payments under the Aetna agreement, as well as other payments made by the Company. The Company has made a claim against certain United Insurance Co. insurers for all such payments to date which amounted to $322.0 million as of March 31, 1994.

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

Based on the trends and developments and their effect on the Company's ability to estimate probable costs of pending and likely future asbestos-related claims, the higher than expected costs of disposing of claims in certain jurisdictions, and taking into account the reimbursement it expects to receive in the future principally as a result of the United Insurance case, the Company determined that it will likely have probable asbestos-related liabilities and costs which exceed its probable asbestos-related insurance reimbursement in the approximate amount of $325 million. Accordingly, the Company recorded a charge of such amount against its Consolidated Results of Operations for the fourth quarter of 1993. The Company believes that its asbestos-related costs and liabilities will not exceed by a material amount the sum of the available insurance reimbursement the Company believes it has and will have as a result of the United Insurance case and the amount of such charge.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

1.  Results of Operations - First Quarter 1994 compared with First Quarter
    1993

The Company recorded net earnings of $28.1 million for the first quarter of 1994, an increase of 28.9% over the prior year net earnings of $21.8 million. Net earnings for the first quarter of 1993 included a loss of $.9 million from the discontinued Libbey business. Increased operating profit in the Glass Containers segment more than accounted for the improvement with reduced interest expense approximately offsetting the absence of operating profit from the Specialized Glass segment. The former Specialized Glass segment consisted of only the Kimble pharmaceutical and laboratory glassware business. As a result of the December 31, 1993 sale of 51% of the Kimble business, the Company is recording its share of Kimble's results of operations on an equity basis beginning in 1994.

Capsule segment results (in millions of dollars) for the first quarter of 1994 and 1993 are as follows:


                                 Net sales                   Operating
                         (Unaffiliated customers)              profit
                          ----------------------      ----------------------
                              1994          1993          1994          1994
                            ------        ------        ------        ------
Glass Containers            $601.0        $554.8        $ 83.3        $ 65.8
Plastics and Closures        237.9         228.6          36.5          38.9
Specialized Glass                           48.4                         5.6
Eliminations and other
  retained costs                .3            .3          (5.8)         (1.7)
                            ------        ------        ------        ------
Consolidated total          $839.2        $832.1        $114.0        $108.6
                            ======        ======        ======        ======

Consolidated net sales for the first quarter of 1994 increased 7.1% or $55.5 million over the first quarter of 1993, excluding the former Specialized Glass segment. Net sales of the Glass Containers segment increased $46.2 million, or 8.3%, over 1993. Domestic glass container unit shipments were up 6.8%, accounting for over one-half of the segment's increased net sales. The combined U. S. dollar sales of the segment's foreign affiliates increased 13.5%, reflecting increased glass container unit sales volumes at most Latin American affiliates and improved product mix. Net sales of the Plastics and Closures segment increased $9.3 million, or 4.1%, over the prior year. Additional sales reported by the segment's Mexican affiliate, acquired in the third quarter of 1993, and higher unit sales volume in the Closure business more than offset continuing lower sales of labels and carriers.

Consolidated operating profit for the first quarter of 1994 increased $11.0 million, or 10.7%, compared to the same period of 1993, excluding the former Specialized Glass segment. The operating profit of the Glass Containers segment increased $17.5 million, or 26.6%. Domestically, increased unit shipments combined with improved labor and machine productivity accounted for over one-half of the segment's increase in operating profit. Internationally, higher combined U. S. dollar operating profit of the segment's foreign affiliates resulted from increased shipments and more favorable pricing at most Latin American affiliates. The governments of some South American countries, such as Brazil and Venezuela, have announced or are studying measures designed to curb inflation and/or stabilize their economies. Similar programs instituted in prior years have had a temporary adverse effect on the operating profit of the Company's affiliates; however, the Company is not able to project the magnitude or timing of such effects which may result from the measures currently being enacted or considered. The Plastics and Closures segment operating profit is lower by $2.4 million, or 6.2%, from the prior year. Unit shipments of soft drink labels and Hi-Cone carriers continued to decline resulting in a lower contribution to operating profit. While unit shipments in the plastic bottles business were up slightly, lower unit selling prices, in response to competitive pricing, reduced operating profit. Higher unit sales volume in the Closure and Prescription Products businesses had a favorable effect on operating profit.

2.  Capital Resources and Liquidity

The Company's total debt at March 31, 1994, was $2.66 billion compared to $2.49 billion at December 31, 1993 and $3.08 billion at March 31, 1993.

At March 31, 1994, the Company had available credit totaling $1.0 billion under the Bank Credit Agreement of which $433.3 million had not been utilized, compared to $1.0 billion of which $827.5 million had not been utilized at December 31, 1993. The increase in utilization during the first quarter of 1994 results principally from the redemption of the remaining $268.9 million of Senior Variable Rate notes and from normal seasonal working capital requirements. Cash used in operating activities was $38.8 million in the first quarter of 1994 compared to $68.7 million of cash provided by operating activities in 1993. Cash provided by operating activities in the first quarter of 1993 included the sale of trade receivables for $180.0 million and the related investment in a collateral equalization account of $47.7 million as of March 31, 1993, resulting in a one-time improvement in cash flow of $132.3 million.

In the twelve-month period commencing April 1, 1994, the Company anticipates that cash flow from its operations and from utilization of available credit under the Bank Credit Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations, including cash payments required in connection with the restructuring program undertaken in 1993. The Company faces additional demands upon its liquidity for asbestos-related payments until the United Insurance litigation is resolved; the date of the resolution is uncertain. Based on the Company's expectations regarding future payments for lawsuits and claims and its expectation of substantial insurance coverage and reimbursement for such lawsuits and claims as a result of the United Insurance litigation and also based on the Company's expected operating cash flow, the Company believes that the payment of any deferred amounts of previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits and claims associated with asbestos, will not have a material adverse effect upon the Company's liquidity on a short-term or long-term basis.

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

                        PART II -- OTHER INFORMATION


Item 1.  Legal Proceedings.

          (a) Contingencies. Note 7 to the Condensed Consolidated Financial Statements, "Contingencies," that is included in Part I of this Report, is incorporated herein by reference.


Item 6.  Exhibits and Reports.

          (a)  Exhibits.  The exhibits filed with this Report are:

                          23      Consent of McCarter & English

          (b) Reports on Form 8-K. On February 3, 1994, the registrants filed a Form 8-K with the Commission dated February 3, 1994, with a press release announcing the Company's charges for restructuring and asbestos claims in the fourth quarter of 1993. No other reports on Form 8-K were filed during the quarter for which this Report is filed.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                            OWENS-ILLINOIS, INC.


Date May 13, 1994           By /s/ Lee A. Wesselmann
     ------------              ----------------------------------------------
                               Lee A Wesselmann, Senior Vice President and
                               Chief Financial Officer (Principal Financial
                               Officer)




Date May 13, 1994           By /s/ David G. Van Hooser
     ------------              ----------------------------------------------
                               David G. Van Hooser, Vice President, Treasurer
                               and Comptroller (Principal Accounting Officer)



                            OWENS-ILLINOIS GROUP, INC.



Date May 13, 1994           By /s/ Lee A. Wesselmann
     ------------              ----------------------------------------------
                               Lee A Wesselmann, Senior Vice President and
                               Chief Financial Officer (Principal Financial
                               Officer)



Date May 13, 1994           By /s/ David G. Van Hooser
     ------------              ----------------------------------------------
                               David G. Van Hooser, Vice President, Treasurer
                               and Comptroller (Principal Accounting Officer)