Form 10-Q
period 1994-06-30
OWENS ILLINOIS INC /DE/
filed 1994-08-15
CIK 812074

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549

(Mark one)                         FORM 10-Q

  (x)      Quarterly Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                        For Quarter Ended June 30, 1994

  ( )      Transition Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                              Owens-Illinois, Inc.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

   Delaware                       1-9576                  22-2781933
- --------------                 -----------              --------------
(State or other                 (Commission           (IRS Employer
jurisdiction of                 File No.)             Identification No.)
incorporation or
organization)

                         Owens-Illinois Group, Inc.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    Delaware                     33-13061                 34-1559348
- ---------------                ------------             --------------
(State or other                 (Commission           (IRS Employer
jurisdiction of                 File No.)             Identification No.)
incorporation or
organization)

                     One SeaGate, Toledo, Ohio                          43666
- -------------------------------------------------------------------------------
              (Address of principal executive offices)              (Zip Code)

                                 419-247-5000
- -------------------------------------------------------------------------------
              (Registrants' telephone number, including area code)

      Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing require-
      ments for the past 90 days.  Yes  X    No
                                       ---      ---
      Indicate the number of shares of each of the issuer's classes of common stock outstanding as of the latest practicable date.

      Owens-Illinois, Inc. $.01 par value common stock - 118,983,327 shares at July 31, 1994

      Owens-Illinois Group, Inc. $.01 par value common stock - 100 shares at July 31, 1994

                        PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements.

The Condensed Consolidated Financial Statements presented herein are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated. Since the following condensed unaudited financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Registrants' Annual Report on Form 10-K for the year ended December 31, 1993.

                             OWENS-ILLINOIS, INC.
                 CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
                   Three months ended June 30, 1994 and 1993
                (Millions of dollars, except per-share amounts)

                                                           1994          1993
Revenues:                                              --------      --------
  Net sales                                            $  915.4      $  915.0
  Interest and dividends                                    4.7           3.5
  Royalties and net technical assistance                    6.6           7.3
  Equity earnings                                           4.1           7.8
  Other                                                     2.1           3.0
                                                       --------      --------
                                                          932.9         936.6
Costs and expenses:
  Manufacturing, shipping, and delivery                   713.2         714.7
  Research and development                                  6.4           5.2
  Engineering                                               5.8           4.4
  Selling and administrative                               46.9          43.9
  Interest                                                 69.4          72.6
  Other                                                    (1.7)          9.7
                                                       --------      --------
                                                          840.0         850.5
Earnings from continuing operations                    --------      --------
  before items below                                       92.9          86.1
Provision for income taxes                                 36.7          33.7
Minority share owners' interests in earnings
  of subsidiaries                                           4.8           5.3
                                                       --------      --------
Earnings from continuing operations before
  extraordinary item                                       51.4          47.1
Net earnings from discontinued operations                                 2.3
Gain on sale of discontinued operations, net of
  applicable income taxes                                               217.0
                                                       --------      --------
Earnings before extraordinary item                         51.4         266.4
Extraordinary charge from early extinguishment
  of debt, net of applicable income taxes                                (7.4)
                                                       --------      --------
Net earnings                                           $   51.4      $  259.0
                                                       ========      ========
Earnings per share of common stock:
  Earnings from continuing operations before
    extraordinary item                                 $   0.43      $   0.39
  Net earnings from discontinued operations                              0.02
  Gain on sale of discontinued operations                                1.82
                                                       --------      --------
Earnings before extraordinary item                         0.43          2.23
  Extraordinary charge                                                  (0.06)
                                                       --------      --------
Net earnings                                           $   0.43      $   2.17
                                                       ========      ========



                               See accompanying notes.

                             OWENS-ILLINOIS, INC.
                 CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
                    Six months ended June 30, 1994 and 1993
                (Millions of dollars, except per-share amounts)

                                                           1994          1993
Revenues:                                              --------      --------
  Net sales                                            $1,754.6      $1,747.1
  Interest and dividends                                    9.2           7.1
  Royalties and net technical assistance                   13.6          14.8
  Equity earnings                                           9.0          13.6
  Other                                                     8.5           5.0
                                                       --------      --------
                                                        1,794.9       1,787.6
Costs and expenses:
  Manufacturing, shipping, and delivery                 1,387.3       1,378.3
  Research and development                                 13.2          11.1
  Engineering                                              11.8          10.3
  Selling and administrative                               95.4          88.9
  Interest                                                137.0         145.6
  Other                                                     1.5          22.3
                                                       --------      --------
                                                        1,646.2       1,656.5
Earnings from continuing operations                    --------      --------
  before items below                                      148.7         131.1
Provision for income taxes                                 60.7          52.7
Minority share owners' interests in earnings
  of subsidiaries                                           8.5           8.6
                                                       --------      --------
Earnings from continuing operations before
  extraordinary item                                       79.5          69.8
Net earnings from discontinued operations                                 1.4
Gain on sale of discontinued operations, net of
  applicable income taxes                                               217.0
                                                       --------      --------
Earnings before extraordinary item                         79.5         288.2
Extraordinary charge from early extinguishment
  of debt, net of applicable income taxes                                (7.4)
                                                       --------      --------
Net earnings                                           $   79.5      $  280.8
                                                       ========      ========
Earnings per share of common stock:
  Earnings from continuing operations before
    extraordinary item                                 $   0.66      $   0.58
  Net earnings from discontinued operations                              0.01
  Gain on sale of discontinued operations                                1.82
                                                       --------      --------
Earnings before extraordinary item                         0.66          2.41
  Extraordinary charge                                                  (0.06)
                                                       --------      --------
Net earnings                                           $   0.66      $   2.35
                                                       ========      ========



                               See accompanying notes.

                             OWENS-ILLINOIS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              June 30, 1994, December 31, 1993, and June 30, 1993
                             (Millions of dollars)

                                              June 30,   Dec. 31,   June 30,
                                                1994       1993       1993
Assets                                        --------   --------   --------
Current assets:
  Cash, including time deposits               $   76.8   $   67.1   $   76.3
  Short-term investments, at cost which
    approximates market                           24.3       26.5       92.2
  Receivables, less allowances for losses and
    discounts ($28.8 at June 30, 1994, $31.3
    at December 31, 1993, and $27.8 at
    June 30, 1993)                               435.9      340.0      236.5
  Inventories                                    470.9      472.8      549.3
  Prepaid expenses                                54.9       53.6        9.1
                                              --------   --------   --------
      Total current assets                     1,062.8      960.0      963.4

Investments and other assets:
  Domestic investments and advances               23.4       20.6       86.0
  Foreign investments and advances                61.6       81.9       90.5
  Repair parts inventories                       144.7      137.5      143.6
  Deferred taxes                                  15.7       40.7
  Prepaid pension                                638.0      616.5      655.5
  Insurance for asbestos-related costs           650.0      282.9      230.1
  Deposits, receivables, and other assets        226.7      180.5      178.7
  Excess of purchase cost over net assets
    acquired, net of accumulated amortization
    ($214.6 at June 30, 1994, $198.7 at
    December 31, 1993, and $190.7 at
    June 30, 1993)                             1,062.9    1,083.0    1,119.5
                                              --------   --------   --------
      Total investments and other assets       2,823.0    2,443.6    2,503.9

Property, plant, and equipment, at cost        2,709.0    2,485.9    2,473.9
Less accumulated depreciation                  1,119.6      988.1      980.1
                                              --------   --------   --------
    Net property, plant, and equipment         1,589.4    1,497.8    1,493.8
                                              --------   --------   --------
Total assets                                  $5,475.2   $4,901.4   $4,961.1
                                              ========   ========   ========











                               See accompanying notes.

                                              June 30,   Dec. 31,    June 30,
                                                1994       1993        1993
                                              --------   --------   --------
Liabilities and Share Owners' Equity
Current liabilities:
  Short-term loans and long-term debt
    due within one year                       $   83.4   $   67.6   $   82.2
  Current portion of asbestos-related
    liabilities                                  140.0
  Accounts payable and other liabilities         630.3      658.5      612.6
                                              --------   --------   --------
    Total current liabilities                    853.7      726.1      694.8

Long-term debt                                 2,625.1    2,419.3    2,638.6

Deferred taxes                                    34.5       32.7       75.2

Nonpension postretirement benefits               409.7      415.3      451.3

Asbestos-related liabilities                     478.3      325.0

Other liabilities                                584.3      597.0      465.0

Commitments and contingencies

Minority share owners' interests                 116.4       91.2       60.1

Share owners' equity:
  Preferred stock                                 26.3       26.3       26.3
  Common stock, par value $.01 per share
    (118,983,327 shares outstanding
     at June 30, 1994; 118,978,327
     at December 31, 1993 and June 30, 1993.)      1.2        1.2        1.2
  Capital in excess of par value               1,033.9    1,033.9    1,034.0
  Deficit                                       (617.2)    (696.7)    (420.8)
  Cumulative foreign currency translation
    adjustment                                   (71.0)     (69.9)     (64.6)
                                              --------   --------   --------
      Total share owners' equity                 373.2      294.8      576.1
                                              --------   --------   --------
Total liabilities and share owners' equity    $5,475.2   $4,901.4   $4,961.1
                                              ========   ========   ========










                               See accompanying notes.

                             OWENS-ILLINOIS, INC.
                       CONDENSED CONSOLIDATED CASH FLOWS
                    Six months ended June 30, 1994 and 1993
                             (Millions of dollars)

                                                             1994       1993
                                                         --------   --------
Cash flows from operating activities:
  Earnings from continuing operations                    $   79.5   $   69.8
    Non-cash charges (credits):
      Depreciation                                           93.9       94.3
      Amortization of deferred costs                         23.8       26.5
      Other                                                  17.2        (.9)
  Dividends from equity affiliates                            1.8        2.1
  Change in non-current operating assets                    (11.4)       7.3
  Asbestos-related payments                                 (73.8)     (83.4)
  Reduction of non-current liabilities                       (6.5)      (1.6)
  Change in components of working capital                  (104.7)     (30.5)
                                                         --------   --------
    Cash provided by continuing
      operating activities                                   19.8       83.6

    Cash utilized in discontinued operating activities                  (7.3)
                                                         --------   --------
      Cash provided by operating activities                  19.8       76.3

Cash flows from investing activities:
  Additions to property, plant, and equipment              (128.0)    (107.6)
  Acquisitions and other                                    (45.9)      (4.9)
  Net cash proceeds from divestitures                         2.6      444.8
                                                         --------   --------
    Cash provided by (utilized in) investing
      activities                                           (171.3)     332.3

Cash flows from financing activities:
  Additions to long-term debt                               485.1        9.8
  Repayments of long-term debt                             (298.6)    (400.3)
  Increase in short-term loans                               12.6        3.8
  Payment of finance fees and debt retirement costs          (1.4)      (9.4)
                                                         --------   --------
    Cash provided by (utilized in) financing
      activities                                            197.7     (396.1)

Effect of exchange rate fluctuations on cash                (36.5)     (17.3)
                                                         --------   --------
Increase (decrease) in cash                                   9.7       (4.8)
Cash at beginning of period                                  67.1       81.1
                                                         --------   --------
Cash at end of period                                    $   76.8   $   76.3
                                                         ========   ========





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


2.  Inventories

Major classes of inventory were as follows:

                                            June 30,  December 31,    June 30,
                                              1994        1993          1993
Manufacturing:                              --------  ------------    --------
  Finished goods                             $378.9      $370.4        $421.0
  Work in process                               5.2         7.6          28.4
  Raw materials                                63.2        67.2          69.5
  Operating supplies                           23.6        27.6          30.4
                                             ------      ------        ------
                                             $470.9      $472.8        $549.3
                                             ======      ======        ======
3.  Accounts Receivable

In February 1993, certain operating subsidiaries of the Company entered into a five-year agreement pursuant to which they will sell without recourse on a revolving basis substantially all of their receivables to another subsidiary of the Company. Certificates representing a $180 million senior undivided interest in the receivables were purchased by a group of insurance companies and commercial banks. These transactions were reflected as a sale of receivables in the Company's financial statements. To the extent seasonally lower shipments limited the amount of receivables available for sale, cash collections from receivables previously sold were temporarily invested in a collateral equalization account. At June 30, 1993 the equalization account totalled $65.8 million and was included in short-term investments in the condensed consolidated balance sheet. Following the termination of the program in late 1993, the certificates were repaid and the remaining collateral was returned to the Company.

4.  Long-Term Debt

The following table summarizes the long-term debt of the Company:
- -----------------------------------------------------------------------------
                                             June 30,   Dec. 31,     June 30,
                                              1994        1993        1993
Bank Credit Agreement:                      --------    --------     --------
  Revolving Loans                           $  320.0    $   57.6
  Working Capital and Swing Line Loans                               $   75.3
  Bid Rate Loans                               200.0                     55.0
Senior Notes and Debentures:
  Senior Debentures, 11%, due 1999 to 2003   1,000.0      1,000.0     1,000.0
  Senior Variable Rate Notes                                268.9       340.0
Senior Subordinated Notes:
  10-1/4%, due 1999                            250.0        250.0       250.0
  10-1/2%, due 2002                            150.0        150.0       150.0
  10%, due 2002                                250.0        250.0       250.0
  9-3/4%, due 2004                             200.0        200.0       200.0
  9.95%, due 2004                              100.0        100.0       100.0
Other                                          177.4        161.2       240.4
                                            --------     --------    --------
                                             2,647.7      2,437.7     2,660.7
  Less amounts due within one year              22.3         18.4        22.1
- -----------------------------------------------------------------------------
    Long-term debt                          $2,625.1     $2,419.3    $2,638.6
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

At June 30, 1994, the Company had unused credit available under the Bank Credit Agreement of $384.5 million.

Revolving loans bear interest, at the Company's option, at the prime rate or a Eurodollar deposit-based rate plus a margin linked to published ratings of the Company's senior debt instruments. The margin is currently .875% and is limited to a range of .625% to 1%. Swing Line and Overdraft Account loans bear interest at the prime rate minus the commitment fee percentage, defined below. The weighted average interest rate on borrowings outstanding under the Bank Credit Agreement at June 30, 1994, was 5.05%. While no compensating balances are required by the Agreement, the Company must pay a commitment fee on the excess of the Revolving Loan Commitments over the aggregate amount of Revolving Loans outstanding. The commitment fee, currently .375%, is subject to reduction to .25%, also based on changes in published ratings.

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

Summary results of operations information for the Libbey business is as follows:
                                               Period
                                                ended
                                            June 18, 1993
                                            -------------
Total revenues                                   $  118.1
Costs and expenses                                   97.9
                                                 --------
  Earnings before interest and taxes                 20.2
Interest expense                                     17.7
                                                 --------
  Earnings before income taxes                        2.5
Provision for income taxes                            1.1
                                                 --------
Net earnings                                     $    1.4
                                                 ========

Interest expense allocated to discontinued operations is based on the indebtedness expected to be repaid with the proceeds from the sale of the Libbey business at applicable interest rates in effect during the period.

6.  Extraordinary Charge from Early Extinguishment of Debt

On July 29, 1993, the Company redeemed the entire $130 million principal amount of its 12-1/2% Senior Notes following an "in-substance defeasance" on June 25, 1993. As a result, the Company recorded an extraordinary charge for the write-off of unamortized deferred finance fees and redemption premiums of $11.8 million, net of applicable income tax effects of $4.4 million.

7.  Cash Flow Information

Interest paid in cash aggregated $125.4 million and $159.5 million for the six months ended June 30, 1994 and June 30, 1993, respectively. Income taxes paid in cash totaled $6.2 million and $9.3 million for the six months ended June 30, 1994 and June 30, 1993, respectively.

8.  Contingencies

The Company is one of a number of defendants (typically 10 to 20) in a substantial number of lawsuits filed in numerous state and federal courts by persons alleging bodily injury (including death) as a result of exposure to dust from asbestos fibers. From 1948 to 1958, one of the Company's former business units commercially produced and sold a high-temperature, clay-based insulating material containing asbestos. The insulation material was used in limited industrial applications such as shipyards, power plants and chemical plants. During its ten years in the high-temperature insulation business, the Company's aggregate sales of insulation material containing asbestos were less than $40 million. The Company exited the insulation business in April 1958. The lawsuits relating to such production and sale of asbestos material typically allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and punitive damages in various amounts. As of June 30, 1994, the Company estimates that it is a named defendant in asbestos bodily injury lawsuits and claims involving approximately 37,000 plaintiffs and claimants.

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

The Company is also one of a number of defendants (typically 15 to 30) in a number of lawsuits and claims, some of which are class actions, brought by or on behalf of public or private property owners, alleging damages as a result of the presence of asbestos-containing insulation in various properties.
These lawsuits typically assert multiple theories of liability, including negligence, breach of warranty and strict liability, and seek various forms of monetary and equitable relief, including compensatory and punitive monetary damages, restitution and removal of asbestos-containing material. As of June 30, 1994, the Company was a named defendant in 22 such pending property damage lawsuits and claims.

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

The Company believes, based upon the rulings of the trial court and Appellate Division as well as its understanding of the facts and legal precedents and advice of counsel, McCarter & English, that it is probable this litigation ultimately will be resolved in such a manner as to confirm a substantial amount of coverage. The date, however, of a final resolution with respect to both coverage and damage recovery is uncertain. The coverage and any damage recovery obtained as a result of this litigation could be applied to reimburse the Company with respect to its payments under the Aetna agreement, as well as other payments made by the Company. The Company has made a claim against certain United Insurance Co. insurers for all such payments to date which amounted to $356.7 million as of June 30, 1994.

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

Item 2.  Management's Discussion and Analysis of Financial
         Results of Operations.

Results of Operations - Second Quarter 1994 compared with Second Quarter 1993

The Company recorded earnings from continuing operations of $51.4 million for the second quarter of 1994 compared to $47.1 million in 1993. Increased operating profit, primarily in the Glass Containers segment, contributed to this improvement. Reduced interest expense largely offset the absence of operating profit from the Specialized Glass segment. The former Specialized Glass segment consisted of the Kimble pharmaceutical and laboratory glassware business. As a result of the December 31, 1993 sale of 51% of the Kimble business, the Company is recording its share of Kimble's results of operations on an equity basis beginning in 1994. Net earnings for the second quarter of 1993 were $259.0 million and included a gain of $217.0 million on the sale of discontinued operations.

Capsule segment results (in millions of dollars) for the second quarter of 1994 and 1993 were as follows:

- -----------------------------------------------------------------------------
                                         Net sales
                                 (Unaffiliated customers)    Operating profit
- -----------------------------------------------------------------------------
                                        1994       1993       1994       1993
                                    --------   --------   --------   --------
Glass Containers                    $  666.9   $  634.2   $  118.2   $  106.1
Plastics and Closures                  248.2      230.0       40.7       38.7
Specialized Glass                                  50.5                   4.6
Eliminations and other retained costs     .3         .3       (5.4)      (2.0)
- -----------------------------------------------------------------------------
Consolidated total                  $  915.4   $  915.0   $  153.5   $  147.4
=============================================================================

Consolidated net sales for the second quarter of 1994 increased 5.9%, or $50.9 million over the second quarter of 1993, excluding the former Specialized Glass segment. Net sales of the Glass Containers segment increased $32.7 million, or 5.2%, over 1993. Over two-thirds of the increase resulted from higher domestic sales. Domestic glass container unit shipments for the quarter were up 6.6% over 1993 due in large part to the March 31, 1994 acquisition of a customer's glass container manufacturing facility. The combined U.S. dollar sales of the segment's foreign affiliates increased 5.9% as a result of improved unit pricing and product mix. Most foreign affiliates experienced increased unit shipments; however, these increases were offset by significantly lower unit shipments in Brazil resulting from that country's programs to curb inflation. Net sales of the Plastics and Closures segment increased $18.2 million, or 7.9%, over the prior year. Additional sales reported by the segment's Mexican affiliate, acquired in the third quarter of 1993, and higher unit sales volume in most businesses accounted for the increase.

Consolidated operating profit for the second quarter of 1994 increased $10.7 million, or 7.5%, compared to the same period of 1993, excluding the former

Specialized Glass segment. The operating profit of the Glass Containers segment increased $12.1 million, or 11.4%. Domestically, increased unit shipments of beer and iced tea containers combined with continuing improvements in machine and labor productivity more than offset continuing lower sales of soft drink containers. Internationally, higher combined U.S. dollar operating profit of the segment's foreign affiliates benefited from more favorable margins at the Colombian and United Kingdom affiliates. However, an economic slowdown in Brazil, associated with recently introduced economic programs in that country, negatively affected 1994 operating profit. Exchange and price controls instituted in Venezuela in late June 1994 could negatively impact the Company's results in that country. Similar programs instituted in prior years have had a temporary adverse effect on the operating profit of the Company's affiliates; however, the Company is not able to project the magnitude or timing of such effects which may result from the measures currently being enacted or considered. The Plastics and Closures segment operating profit increased $2.0 million, or 5.2%, compared to the same 1993 period. The favorable effects of increased unit shipments in the plastic bottles business were offset by lower selling prices in response to the competitive pricing environment. Higher unit sales volume in the closures business had a favorable effect on operating profit. Other retained costs were $3.4 million higher principally due to implementation expenses associated with the restructuring program.

First Six Months 1994 compared with First Six Months 1993.

For the first six months of 1994, the Company recorded earnings from continuing operations of $79.5 million compared to $69.8 million in 1993. The earnings improvement was principally due to increased unit sales volume and improved labor and machine productivity in the Glass Containers segment.

Capsule segment results (in millions of dollars) for the first six months of 1994 and 1993 were as follows:
- ----------------------------------------------------------------------------
                                        Net sales               Operating
                                 (Unaffiliated customers)         profit
- ----------------------------------------------------------------------------
                                       1994       1993       1994       1993
                                   --------   --------   --------   --------
Glass Containers                   $1,267.9   $1,189.0   $  201.5   $  171.9
Plastics and Closures                 486.1      458.6       77.2       77.6
Specialized Glass                                 98.9                  10.2
Eliminations and
  other retained costs                   .6         .6      (11.2)      (3.7)
- ----------------------------------------------------------------------------
Consolidated total                 $1,754.6   $1,747.1   $  267.5   $  256.0
============================================================================

Consolidated net sales for the first six months of 1994 increased 6.5%, or $106.4 million, over the first six months of 1993, excluding the former Specialized Glass segment. Glass Containers segment sales increased 6.6%, or $78.9 million, from 1993 to 1994. Increased domestic and international sales, reflecting acquisitions and higher glass container unit sales volumes, accounted for the increase. In the Plastics and Closures segment, net sales increased $27.5 million, or 6.0%, due primarily to the additional sales reported by the segment's Mexican affiliate, acquired in the third quarter of

1993, and higher unit sales volume in the closures business. The closures business continued to benefit from increased demand for dispensing and tamper-evident closures as well as continuing conversion from metal to plastic closures.

Consolidated operating profit for the first six months of 1994 increased 8.8%, or $21.7 million, over the same 1993 period, excluding the former Specialized Glass segment. The increase was a result of improvement in the Glass Containers segment somewhat offset by increased retained costs. The operating profit in the Glass Containers segment improved 17.2%, or $29.6 million, from 1993 to 1994. Increased domestic glass operating profits were a result of higher unit shipments, combined with improved labor and machine productivity. Internationally, the Company's United Kingdom affiliate, along with most Latin American affiliates, reported increased U. S. dollar operating profits for the Glass Containers segment. The Plastics and Closures segment operating profits were lower by $0.4 million, or 0.5%, compared to the first six months of 1993. Unit shipments in the closures and plastic bottles businesses were higher than prior year; however, soft drink label shipments were lower. Lower unit selling prices in the household products segment of the plastic bottles business coupled with a mix shift to smaller containers more than offset the favorable effects of increased volume. Other retained costs were $7.5 million higher than the first six months of 1993 principally due to the restructuring program and expenses related to previous divestitures.

Capital Resources and Liquidity

The Company's total debt at June 30, 1994 was $2.71 billion compared to $2.49 billion at December 31, 1993 and $2.72 billion at June 30, 1993.

At June 30, 1994, the Company had available credit totaling $1.0 billion under the Bank Credit Agreement of which $384.5 million had not been utilized. At December 31, 1993, the Company had $558.6 million of credit which had not been utilized under the agreement, after giving consideration to the effect of the redemption of the remaining $268.9 million of Senior Variable Rate notes. The increased utilization during the first six months of 1994 resulted from acquisitions, capital expenditures, asbestos-related payments, and normal seasonal working capital requirements, partially offset by cash provided by operations. Cash provided by continuing operating activities was $20.6 million for the first six months of 1994 compared to $83.6 million in 1993. Cash provided by continuing operating activities in the first six months of 1993 included the sale of trade receivables for $180.0 million and the related investment in a collateral equalization account of $65.8 million as of June 30, 1993, resulting in a one-time improvement in cash flow of $114.2 million.

In the twelve-month period commencing July 1, 1994, the Company anticipates that cash flow from its operations and from utilization of available credit under the Bank Credit Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations, including cash payments required in connection with the restructuring program undertaken in 1993. During the first six months of 1994, cash expenditures related to the fourth quarter 1993 restructuring charge were not significant. The Company faces additional demands upon its liquidity for asbestos-related payments until the United Insurance litigation is resolved; the date of the resolution is uncertain. Based on the Company's expectations regarding future payments for lawsuits and claims and its expectation of substantial insurance coverage and reimbursement for such lawsuits and claims as a result of the United Insurance litigation and also based on the Company's expected operating cash flow, the Company believes that the payment of any deferred amounts previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits and claims associated with asbestos, will not have a material adverse effect upon the Company's liquidity on a short-term or long-term basis.

Over the five-year term of the Bank Credit Agreement ending December 1998, the Company expects that the utilization of available credit thereunder, combined with cash flows from operations, will be sufficient to fund its operating and seasonal working capital needs, debt service, and other obligations. Beyond that, based upon current levels of operations and anticipated growth, the Company anticipates that it will have to refinance existing indebtedness, sell assets and/or otherwise raise funds in either the private or public markets to make all of the principal payments when due under its outstanding debt securities, beginning with principal payments due in 1999 under the 10-1/4% Senior Subordinated Notes. There can be no assurance that the Company will be able to refinance existing indebtedness or otherwise raise funds in a timely manner or that the proceeds therefrom will be sufficient to make all such principal payments.

                         PART II -- OTHER INFORMATION


Item 1.  Legal Proceedings.

          (a) Contingencies. Note 8 to the Condensed Consolidated Financial Statements, "Contingencies," that is included in Part I of this Report, is incorporated herein by reference.


Item 6.  Exhibit and Reports on Form 8-K.

          (a)  Exhibits:

               Exhibit 23     Consent of McCarter & English

          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed during the quarter for which this Report is filed.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                             OWENS-ILLINOIS, INC.


Date August 15, 1994        By /s/ Lee A. Wesselmann
     ---------------           ----------------------------------------------
                               Lee A. Wesselmann, Senior Vice President and
                               Chief Financial Officer (Principal Financial
                               Officer)

Date August 15, 1994        By /s/ David G. Van Hooser
     ---------------           ----------------------------------------------
                               David G. Van Hooser, Vice President, Treasurer
                               and Comptroller (Principal Accounting Officer)



                               OWENS-ILLINOIS GROUP, INC.


Date August 15, 1994        By /s/ Lee A. Wesselmann
     ---------------           ----------------------------------------------
                               Lee A. Wesselmann, Senior Vice President and
                               Chief Financial Officer (Principal Financial
                               Officer)

Date August 15, 1994        By /s/ David G. Van Hooser
     ---------------           ----------------------------------------------
                               David G. Van Hooser, Vice President, Treasurer
                               and Comptroller (Principal Accounting Officer)