Form 10-Q
period 1994-09-30
OWENS ILLINOIS INC /DE/
filed 1994-11-14
CIK 812074

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549

(Mark one)                         FORM 10-Q

  (x)      Quarterly Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                     For Quarter Ended September 30, 1994
                                      or
  ( )      Transition Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                              Owens-Illinois, Inc.
- ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

   Delaware                       1-9576                  22-2781933
- ----------------                -----------           -------------------
(State or other                 (Commission           (IRS Employer
jurisdiction of                 File No.)             Identification No.)
incorporation or
organization)

                         Owens-Illinois Group, Inc.
- ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    Delaware                     33-13061                 34-1559348
- ----------------                -----------           -------------------
(State or other                 (Commission           (IRS Employer
jurisdiction of                 File No.)             Identification No.)
incorporation or
organization)

                     One SeaGate, Toledo, Ohio                          43666
- ------------------------------------------------------------------------------
              (Address of principal executive offices)              (Zip Code)

                                 419-247-5000
- ------------------------------------------------------------------------------
              (Registrants' telephone number, including area code)

      Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing require-
      ments for the past 90 days.  Yes  X    No
                                      -----    -----
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Owens-Illinois, Inc. $.01 par value common stock - 119,079,496 shares at October 31, 1994.

      Owens-Illinois Group, Inc. $.01 par value common stock - 100 shares at October 31, 1994.

                       PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements.

The Condensed Consolidated Financial Statements presented herein are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated. Since the following condensed unaudited financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing in the Registrants' Annual Report on Form 10-K for the year ended December 31, 1993.

                             OWENS-ILLINOIS, INC.
                 CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
                Three months ended September 30, 1994 and 1993
                (Millions of dollars, except per-share amounts)

                                                           1994          1993
Revenues:                                              --------      --------
  Net sales                                            $  927.9      $  914.6
  Interest and dividends                                    5.0           3.7
  Royalties and net technical assistance                    8.0           6.8
  Equity earnings                                           6.7           7.4
  Other                                                     3.2           2.6
                                                       --------      --------
                                                          950.8         935.1
Costs and expenses:
  Manufacturing, shipping, and delivery                   722.1         718.9
  Research and development                                  7.7           5.3
  Engineering                                               8.3           4.6
  Selling and administrative                               46.2          43.9
  Interest                                                 70.9          72.7
  Other                                                     8.0           8.3
                                                       --------      --------
                                                          863.2         853.7
                                                       --------      --------
Earnings before items below                                87.6          81.4
Provision for income taxes                                 35.4          34.0
Minority share owners' interests in earnings
  of subsidiaries                                           5.8           4.5
                                                       --------      --------
Earnings before extraordinary item                         46.4          42.9
Extraordinary charge from early extinguishment
  of debt, net of applicable income taxes                                (1.0)
                                                       --------      --------
Net earnings                                           $   46.4      $   41.9
                                                       ========      ========
Earnings per share of common stock:
  Earnings before extraordinary item                   $   0.39      $   0.36
  Extraordinary charge                                                  (0.01)
                                                       --------      --------
Net earnings                                           $   0.39      $   0.35
                                                       ========      ========










                            See accompanying notes.

                             OWENS-ILLINOIS, INC.
                 CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
                 Nine months ended September 30, 1994 and 1993
                (Millions of dollars, except per-share amounts)

                                                           1994          1993
Revenues:                                              --------      --------
  Net sales                                            $2,682.5      $2,661.7
  Interest and dividends                                   14.2          10.8
  Royalties and net technical assistance                   21.6          21.6
  Equity earnings                                          15.7          21.0
  Other                                                    11.7           7.6
                                                       --------      --------
                                                        2,745.7       2,722.7
Costs and expenses:
  Manufacturing, shipping, and delivery                 2,109.4       2,097.2
  Research and development                                 20.9          16.4
  Engineering                                              20.1          14.9
  Selling and administrative                              141.6         132.8
  Interest                                                207.9         218.3
  Other                                                     9.5          30.6
                                                       --------      --------
                                                        2,509.4       2,510.2
Earnings from continuing operations                    --------      --------
  before items below                                      236.3         212.5
Provision for income taxes                                 96.1          86.7
Minority share owners' interests in earnings
  of subsidiaries                                          14.3          13.1
                                                       --------      --------
Earnings from continuing operations before
  extraordinary item                                      125.9         112.7
Net earnings from discontinued operations                                 1.4
Gain on sale of discontinued operations, net of
  applicable income taxes                                               217.0
                                                       --------      --------
Earnings before extraordinary item                        125.9         331.1
Extraordinary charge from early extinguishment
  of debt, net of applicable income taxes                                (8.4)
                                                       --------      --------
Net earnings                                           $  125.9      $  322.7
                                                       ========      ========
Earnings per share of common stock:
  Earnings from continuing operations before
    extraordinary item                                 $   1.05      $   0.94
  Net earnings from discontinued operations                              0.01
  Gain on sale of discontinued operations                                1.82
                                                       --------      --------
Earnings before extraordinary item                         1.05          2.77
  Extraordinary charge                                                  (0.07)
                                                       --------      --------
Net earnings                                           $   1.05      $   2.70
                                                       ========      ========

                            See accompanying notes.

                             OWENS-ILLINOIS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
         September 30, 1994, December 31, 1993, and September 30, 1993
                             (Millions of dollars)

                                              Sept. 30,  Dec. 31,   Sept. 30,
                                                1994       1993       1993
Assets                                        --------   --------   --------
Current assets:
  Cash, including time deposits               $   60.3   $   67.1   $   72.8
  Short-term investments, at cost which
    approximates market                           29.7       26.5       37.7
  Receivables, less allowances for losses and
    discounts ($30.9 at September 30, 1994,
    $31.3 at December 31, 1993, and $30.8
    at September 30, 1993)                       444.7      340.0      272.5
  Inventories                                    471.9      472.8      529.7
  Prepaid expenses                               104.6       53.6       36.5
                                              --------   --------   --------
      Total current assets                     1,111.2      960.0      949.2

Investments and other assets:
  Domestic investments and advances               26.0       20.6       88.1
  Foreign investments and advances                64.1       81.9       91.5
  Repair parts inventories                       151.5      137.5      150.3
  Deferred taxes                                             40.7
  Prepaid pension                                574.6      616.5      664.8
  Insurance for asbestos-related costs           650.0      282.9      257.1
  Deposits, receivables, and other assets        233.1      180.5      182.4
  Excess of purchase cost over net assets
    acquired, net of accumulated amortization
    ($222.6 at September 30, 1994, $198.7
    at December 31, 1993, and $198.8 at
    September 30, 1993)                        1,054.9    1,083.0    1,120.4
                                              --------   --------   --------
      Total investments and other assets       2,754.2    2,443.6    2,554.6

Property, plant, and equipment, at cost        2,734.5    2,485.9    2,542.4
Less accumulated depreciation                  1,154.7      988.1    1,017.4
                                              --------   --------   --------
    Net property, plant, and equipment         1,579.8    1,497.8    1,525.0
                                              --------   --------   --------
Total assets                                  $5,445.2   $4,901.4   $5,028.8
                                              ========   ========   ========







                            See accompanying notes.

                                              Sept. 30,  Dec. 31,   Sept. 30,
                                                1994       1993       1993
Liabilities and Share Owners' Equity          --------   --------   --------
Current liabilities:
  Short-term loans and long-term debt
    due within one year                       $   81.5   $   67.6   $  107.0
  Current portion of asbestos-related
    liabilities                                  140.0
  Accounts payable and other liabilities         688.9      658.5      667.0
                                              --------   --------   --------
    Total current liabilities                    910.4      726.1      774.0

Long-term debt                                 2,610.0    2,419.3    2,540.1

Deferred taxes                                    85.0       32.7      112.7

Nonpension postretirement benefits               406.8      415.3      446.8

Asbestos-related liabilities                     438.1      325.0

Other liabilities                                450.3      597.0      465.6

Commitments and contingencies

Minority share owners' interests                 123.0       91.2       75.5

Share owners' equity:
  Preferred stock                                 26.3       26.3       26.3
  Common stock, par value $.01 per share
    (119,003,327 shares outstanding
     at September 30, 1994; 118,978,327
     at December 31, 1993 and September
     30, 1993)                                     1.2        1.2        1.2
  Capital in excess of par value               1,034.1    1,033.9    1,034.0
  Deficit                                       (570.8)    (696.7)    (378.9)
   Cumulative foreign currency translation
    adjustment                                   (69.2)     (69.9)     (68.5)
                                              --------   --------   --------
      Total share owners' equity                 421.6      294.8      614.1
                                              --------   --------   --------
Total liabilities and share owners' equity    $5,445.2   $4,901.4   $5,028.8
                                              ========   ========   ========



                            See accompanying notes.

                             OWENS-ILLINOIS, INC.
                       CONDENSED CONSOLIDATED CASH FLOWS
                 Nine months ended September 30, 1994 and 1993
                             (Millions of dollars)

                                                             1994       1993
                                                         --------   --------
Cash flows from operating activities:
  Earnings from continuing operations                    $  125.9   $  112.7
    Non-cash charges:
      Depreciation                                          139.0      137.7
      Amortization of deferred costs                         35.5       39.5
       Other                                                 13.9       17.4
  Dividends from equity affiliates                            1.8        3.1
  Change in non-current operating assets                    (27.5)     (21.5)
  Asbestos-related payments                                (114.0)    (110.4)
  Reduction of non-current liabilities                      (11.2)      (2.6)
  Change in components of working capital                  (109.7)      62.0
                                                         --------   --------
    Cash provided by continuing
      operating activities                                   53.7      237.9
    Cash utilized in discontinued
      operating activities                                              (7.3)
                                                         --------   --------
    Cash provided by operating activities                    53.7      230.6

Cash flows from investing activities:
  Additions to property, plant, and equipment              (186.6)    (163.0)
  Acquisitions and other                                    (46.0)     (22.1)
  Net cash proceeds from divestitures                        12.8      445.7
                                                         --------   --------
    Cash provided by (utilized in) investing
      activities                                           (219.8)     260.6

Cash flows from financing activities:
  Additions to long-term debt                               476.8       69.8
  Repayments of long-term debt                             (310.7)    (557.4)
  Increase in short-term loans                                9.9       27.0
  Issuance of subsidiaries' stock                             4.3
  Payment of finance fees and debt retirement costs          (1.2)      (9.9)
  Issuance of common stock                                     .2
                                                         --------   --------
    Cash provided by (utilized in) financing
      activities                                            179.3     (470.5)

Effect of exchange rate fluctuations on cash                (20.0)     (29.0)
                                                         --------   --------
Decrease in cash                                             (6.8)      (8.3)
Cash at beginning of period                                  67.1       81.1
                                                         --------   --------
Cash at end of period                                    $   60.3   $   72.8
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

2.  Inventories

Major classes of inventory were as follows:

                                     Sept. 30,       Dec. 31,        Sept. 30,
                                       1994            1993            1993
Manufacturing:                       --------       --------         --------
  Finished goods                       $371.0         $370.4           $400.9
  Work in process                         4.8            7.6             28.4
  Raw materials                          72.5           67.2             70.8
  Operating supplies                     23.6           27.6             29.6
                                       ------         ------           ------
                                       $471.9         $472.8           $529.7
                                       ======         ======           ======

3.  Accounts Receivable

In February 1993, certain operating subsidiaries of the Company entered into a five-year agreement pursuant to which they sold without recourse on a revolving basis substantially all of their receivables to another subsidiary of the Company. Certificates representing a $140 million senior undivided interest in the receivables were purchased by a group of insurance companies and commercial banks. These transactions were reflected as a sale of receivables in the Company's financial statements. To the extent seasonally lower shipments limited the amount of receivables available for sale, cash collections from receivables previously sold were temporarily invested in a collateral equalization account. At September 30, 1993 the equalization account totalled $13.2 million and was included in short-term investments in the condensed consolidated balance sheet. Following the termination of the program in late 1993, the certificates were repaid and the remaining collateral was returned to the Company.

4.  Long-Term Debt

The following table summarizes the long-term debt of the Company:

                                            Sept. 30,   Dec. 31,    Sept. 30,
                                              1994        1993        1993
  Bank Credit Agreement:                    ---------   --------    ---------
    Revolving Loans                          $  351.2   $   57.6
    Working Capital and Swing Line Loans                             $  125.0
     Bid Rate Loans                             155.0                    55.0
  Senior Notes and Debentures:
    Senior Debentures, 11%,
      due 1999 to 2003                        1,000.0    1,000.0      1,000.0
    Senior Variable Rate Notes                             268.9        268.9
  Senior Subordinated Notes:
    10-1/4%, due 1999                           250.0      250.0        250.0
    10-1/2%, due 2002                           150.0      150.0        150.0
    10%, due 2002                               250.0      250.0        250.0
    9-3/4%, due 2004                            200.0      200.0        200.0
    9.95%, due 2004                             100.0      100.0        100.0
  Other                                         176.7      161.2        158.4
                                             --------   --------     --------
                                              2,632.9    2,437.7      2,557.3
    Less amounts due within one year             22.9       18.4         17.2
                                             --------   --------     --------
      Long-term debt                         $2,610.0   $2,419.3     $2,540.1
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

At September 30, 1994, the Company had unused credit available under the Bank Credit Agreement of $401.6 million.

Revolving loans bear interest, at the Company's option, at the prime rate or a Eurodollar deposit-based rate plus a margin linked to published ratings of the Company's senior debt instruments. The margin is currently .875% and is limited to a range of .625% to 1%. Swing Line and Overdraft Account loans bear interest at the prime rate minus the commitment fee percentage, defined below. The weighted average interest rate on borrowings outstanding under the Bank Credit Agreement at September 30, 1994, was 5.73%. While no compensating balances are required by the Agreement, the Company must pay a commitment fee on the excess of the Revolving Loan Commitments over the aggregate amount of Revolving Loans outstanding. The commitment fee, currently .375%, is subject to reduction to .25%, also based on changes in published ratings.

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

6.  Extraordinary Charge from Early Extinguishment of Debt

In August 1993, the Company redeemed the entire $52.9 million of 9.35% and 7-5/8% debentures outstanding and repurchased $71.1 million of Senior Variable Rate Notes with a portion of the proceeds received from the sale of the Libbey business in June 1993. Previously, on July 29, 1993, the Company redeemed the entire $130 million principal amount of its 12-1/2% Senior Notes following an "in-substance defeasance" on June 25, 1993. As a result, for the nine-month period ended September 30, 1993, the Company recorded extraordinary charges for the write-off of unamortized deferred finance fees and redemption premiums totalling $13.4 million, net of applicable income tax effects of $5.0 million.

7.  Cash Flow Information

Interest paid in cash aggregated $165.3 million and $199.7 million for the nine months ended September 30, 1994 and September 30, 1993, respectively. Income taxes paid in cash totaled $9.3 million and $11.0 million for the nine months ended September 30, 1994 and September 30, 1993, respectively.

8.  Contingencies

The Company is one of a number of defendants (typically 10 to 20) in a substantial number of lawsuits filed in numerous state and federal courts by persons alleging bodily injury (including death) as a result of exposure to dust from asbestos fibers. From 1948 to 1958, one of the Company's former business units commercially produced and sold a high-temperature, clay-based insulating material containing asbestos. The insulation material was used in limited industrial applications such as shipyards, power plants and chemical plants. During its ten years in the high-temperature insulation business, the Company's aggregate sales of insulation material containing asbestos were less than $40 million. The Company exited the insulation business in April 1958. The lawsuits relating to such production and sale of asbestos material typically allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and punitive damages in various amounts. As of September 30, 1994, the Company estimates that it is a named defendant in asbestos bodily injury lawsuits and claims involving approximately 35,000 plaintiffs and claimants.

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

The Company is also one of a number of defendants (typically 15 to 30) in a number of lawsuits and claims, some of which are class actions, brought by or on behalf of public or private property owners, alleging damages as a result of the presence of asbestos-containing insulation in various properties.
These lawsuits typically assert multiple theories of liability, including negligence, breach of warranty and strict liability, and seek various forms of monetary and equitable relief, including compensatory and punitive monetary damages, restitution and removal of asbestos-containing material. As of September 30, 1994, the Company was a named defendant in 19 such pending property damage lawsuits and claims.

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

In April, 1986, the Company and Aetna Life & Casualty Company ("Aetna") agreed to a final settlement fully resolving litigation between them (which followed the entry of partial summary judgment in favor of the Company in such litigation). Under its agreement with Aetna, in 1990 the Company began paying along with Aetna the costs incurred in connection with asbestos bodily injury lawsuits and claims; these payments by the Company also reduced the policy limits. The Company has processed claims, or identified claims to be processed, which has effectively exhausted its coverage under the Aetna agreement. The Company presently has similar litigation pending in New Jersey against the Company's insurers, agents and related parties for the years 1977 through 1985 in which the Company seeks damages and a declaration of coverage for both asbestos bodily injury and property damage claims under insurance policies in effect during those years (Owens-Illinois, Inc. v. United Insurance Co., et al, Superior Court of New Jersey, Middlesex County, November 30, 1984.) The total coverage sought in this litigation and, in the Company's opinion, applicable to both bodily injury and property damage is in excess of $600 million. The annual self-insurance applicable to such coverage is $1.0 million. The Company is also seeking additional coverage applicable solely to property damage claims. In April 1990, the Company obtained summary judgment for the coverage sought in this litigation and one of the defendant insurers, in turn, obtained summary judgment under certain reinsurance contracts. The defendants appealed the summary judgment granted to the Company and in April, 1993, the New Jersey Superior Court, Appellate Division affirmed the trial court on all policy interpretation issues but remanded for trial certain other issues. All parties petitioned the New Jersey Supreme Court for review. In January, 1994, the New Jersey Supreme Court granted certification on two policy interpretation issues, namely, the application of the continuous trigger theory of coverage and the consequent apportionment of liability. The Company believes that the New Jersey Supreme Court will decide these issues sometime in 1994 or early 1995 and that its decision will be favorable to the Company. Following such decision, the trial of the issues remanded by the Appellate Division will take place and will likely be concluded sometime in 1995.

The Company believes, based upon the rulings of the trial court and Appellate Division as well as its understanding of the facts and legal precedents and advice of counsel, McCarter & English, that it is probable this litigation ultimately will be resolved in such a manner as to confirm a substantial amount of coverage. The date, however, of a final resolution with respect to both coverage and damage recovery is uncertain. The coverage and any damage recovery obtained as a result of this litigation could be applied to reimburse the Company with respect to its payments under the Aetna agreement, as well as other payments made by the Company. The Company has made a claim against certain United Insurance Co. insurers for all such payments to date which amounted to $396.9 million as of September 30, 1994.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations - Third Quarter 1994 compared with Third Quarter 1993

The Company recorded earnings before extraordinary item of $46.4 million for the third quarter of 1994 compared to $42.9 million in 1993. Increased operating profit in the Glass Containers segment more than offset the absence of operating profit from the Specialized Glass segment and an increase in other retained costs. The former Specialized Glass segment consisted of the Kimble pharmaceutical and laboratory glassware business. As a result of the December 31, 1993 sale of 51% of the Kimble business, the Company is recording its share of Kimble's results of operations on an equity basis beginning in 1994.

Capsule segment results (in millions of dollars) for the third quarter of 1994 and 1993 were as follows:

- ------------------------------------------------------------------------------
                                          Net sales
                                 (Unaffiliated customers)    Operating profit
- ------------------------------------------------------------------------------
                                        1994       1993       1994       1993
                                    --------   --------   --------   --------
Glass Containers                    $  682.5   $  629.6   $  116.5   $   95.9
Plastics and Closures                  245.2      233.1       37.6       39.4
Specialized Glass                                  51.6                   7.1
Eliminations and other
   retained costs                        0.2        0.3       (7.3)        .6
- ------------------------------------------------------------------------------
Consolidated total                  $  927.9   $  914.6   $  146.8   $  143.0
==============================================================================

Consolidated net sales for the third quarter of 1994 increased 7.5%, or $64.9 million over the third quarter of 1993, excluding the former Specialized Glass segment. Net sales of the Glass Containers segment increased $52.9 million, or 8.4%, over 1993. Domestic glass container sales and unit shipments both increased over 3.0% compared to the prior year third quarter. Increased shipments of beer containers, partially due to the March 31, 1994 acquisition of a customer's glass container manufacturing facility, more than offset lower soft drink container volumes. Higher U.S. dollar sales were reported by all of the segment's foreign affiliates, with the exception of the operations in Venezuela. The economic effects of exchange and price controls instituted in late June 1994 contributed to lower unit shipments by the Venezuelan affiliates. Net sales of the Plastics and Closures segment increased $12.1 million, or 5.2%, over the prior year. Increased unit shipments along with additional sales reported by the segment's Mexican affiliate, acquired near the end of the third quarter of 1993, accounted for the increase.

Consolidated operating profit for the third quarter of 1994 increased $10.9 million, or 8.0%, compared to the same period of 1993, excluding the former Specialized Glass segment. The operating profit of the Glass Containers segment increased $20.6 million, or 21.5%. Domestically, increased unit shipments of beer containers combined with improvements in machine and labor productivity more than offset continuing lower sales of soft drink containers and increased research and development and engineering expenditures. Internationally, higher combined U.S. dollar operating profit of the segment's foreign affiliates benefited from increased unit shipments and more favorable margins, particularly at the Colombian affiliate. The segment's Brazilian operations also reported favorable quarter-to-quarter results reflecting an improvement in economic conditions resulting from recent programs designed to reduce inflation in that country. The economic effects of exchange and price controls instituted in Venezuela in June 1994 negatively affected the third quarter 1994 operating profit and are likely to adversely affect the fourth quarter 1994 operating profit. Similar programs and controls instituted in prior years have had a temporary adverse effect on the operating profit of the Company's affiliates; however, the Company is not able to project the magnitude or timing of such effects which may result from the measures recently enacted. The Plastics and Closures segment operating profit decreased $1.8 million, or 4.6%, compared to the same 1993 period. The favorable effect of higher unit shipments in the closures business was more than offset by the effect of lower shipments in the segment's labels and carriers business as a result of declining glass container soft drink sales. In addition, the beneficial effect of higher unit shipments in the plastic bottles business was more than offset by lower selling prices for some plastic bottle product lines. Other retained costs were $7.9 million higher due to continuing implementation expenses associated with the restructuring program and higher retained costs.

First Nine Months 1994 compared with First Nine Months 1993

For the first nine months of 1994, the Company recorded earnings from continuing operations of $125.9 million compared to $112.7 million in 1993. Increased operating profit in the Glass Containers segment and lower interest expense more than offset the increase in research and development and engineering expenditures and the absence of the Specialized Glass segment.

Capsule segment results (in millions of dollars) for the first nine months of 1994 and 1993 were as follows:

- ------------------------------------------------------------------------------
                                          Net sales
                                 (Unaffiliated customers)   Operating profit
- ------------------------------------------------------------------------------
                                       1994       1993       1994       1993
                                   --------   --------   --------   --------
Glass Containers                   $1,950.4   $1,818.6   $  318.0   $  267.8
Plastics and Closures                 731.3      691.7      114.8      117.0
Specialized Glass                                150.5                  17.3
Eliminations and other
   retained costs                        .8         .9      (18.5)      (3.1)
- ------------------------------------------------------------------------------
Consolidated total                 $2,682.5   $2,661.7   $  414.3   $  399.0
==============================================================================

Consolidated net sales for the first nine months of 1994 increased 6.8%, or $171.3 million, over the first nine months of 1993, excluding the former Specialized Glass segment. Sales of the Glass Containers segment were 7.2%, or $131.8 million, higher in 1994. Acquisitions and higher glass container unit sales volumes for both domestic glass operations and foreign affiliates accounted for the increase. In the Plastics and Closures segment, net sales increased $39.6 million, or 5.7%, due to increased shipments in the closures and plastic bottles businesses, and the addition of the sales of the segment's Mexican affiliate acquired near the end of the third quarter of 1993. Continued growth in the plastic bottles and closures businesses was led by stronger demand from makers of personal care and health care products.

Consolidated operating profit for the first nine months of 1994 increased 8.5%, or $32.6 million, over the same 1993 period, excluding the former Specialized Glass segment. The operating profit in the Glass Containers segment improved 18.7%, or $50.2 million, over the prior year. Over two-thirds of the increase was attributable to the domestic glass operations as a result of improved labor and machine productivity and higher unit shipments. Internationally, the Company's Colombian affiliate, along with a majority of the other foreign affiliates, reported increased U.S. dollar operating profit for the Glass Containers segment; however, the economic effects of exchange and price controls instituted in Venezuela in June 1994 have negatively affected the nine month 1994 operating profit of the foreign affiliates in that country. The Plastics and Closures segment operating profit was lower by $2.2 million, or 1.9%, compared to the first nine months of 1993. The favorable effect of higher unit shipments for both the plastic bottles and closures businesses was offset by the effect of lower sales of soft drink labels and carriers and lower unit selling prices in certain segments of the plastic bottles business. Other retained costs were $15.4 million higher than the first nine months of 1993 due to the restructuring program, expenses related to previous divestitures and higher retained costs.

Capital Resources and Liquidity

The Company's total debt at September 30, 1994 was $2.69 billion compared to $2.49 billion at December 31, 1993 and $2.65 billion at September 30, 1993.

At September 30, 1994, the Company had available credit totaling $1.0 billion under the Bank Credit Agreement of which $401.6 million had not been utilized. At December 31, 1993, the Company had $558.6 million of credit which had not been utilized under the agreement, after giving consideration to the effect of the redemption of the remaining $268.9 million of Senior Variable Rate notes. The increased utilization during the first nine months of 1994 resulted from acquisitions, capital expenditures, asbestos-related payments, and normal seasonal working capital requirements, partially offset by cash provided by operations. Cash provided by continuing operating activities was $53.7 million for the first nine months of 1994 compared to $237.9 million in 1993. Cash provided by continuing operating activities in the first nine months of 1993 included the sale of trade receivables for $140.0 million and the related investment in a collateral equalization account of $13.2 million as of September 30, 1993, resulting in a one-time improvement in cash flow of $126.8 million.

In the twelve-month period commencing October 1, 1994, the Company anticipates that cash flow from its operations and from utilization of available credit under the Bank Credit Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations, including cash payments required in connection with the restructuring program undertaken in 1993. During the first nine months of 1994, cash expenditures related to the fourth quarter 1993 restructuring charge were not significant. The Company faces additional demands upon its liquidity for asbestos-related payments until the United Insurance litigation is resolved; the date of the resolution is uncertain. Based on the Company's expectations regarding future payments for lawsuits and claims and its expectation of substantial insurance coverage and reimbursement for such lawsuits and claims as a result of the United Insurance litigation and also based on the Company's expected operating cash flow, the Company believes that the payment of any deferred amounts of previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits and claims associated with asbestos, will not have a material adverse effect upon the Company's liquidity on a short-term or long-term basis.

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


Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits:

               Exhibit 23     Consent of McCarter & English

               Exhibit 27     Financial Data Schedule

          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed during the quarter for which this Report is filed.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                               OWENS-ILLINOIS, INC.


Date November 14, 1994      By /s/ Lee A. Wesselmann
     -----------------         -----------------------------------------------
                               Lee A. Wesselmann, Senior Vice President and
                               Chief Financial Officer (Principal Financial
                               Officer)

Date November 14, 1994      By /s/ David G. Van Hooser
     -----------------         -----------------------------------------------
                               David G. Van Hooser, Vice President, Treasurer
                               and Comptroller (Principal Accounting Officer)



                               OWENS-ILLINOIS GROUP, INC.


Date November 14, 1994      By /s/ Lee A. Wesselmann
     -----------------         -----------------------------------------------
                               Lee A. Wesselmann, Senior Vice President and
                               Chief Financial Officer (Principal Financial
                               Officer)

Date November 14, 1994      By /s/ David G. Van Hooser
     -----------------         -----------------------------------------------
                               David G. Van Hooser, Vice President, Treasurer
                               and Comptroller (Principal Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit

  23         Consent of McCarter & English.

  27         Financial Data Schedule.