Form 10-K
OWENS ILLINOIS INC /DE/
filed 1995-03-30
CIK 812074

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                   FORM 10-K
(Mark One)
  [x]             Annual Report Pursuant to Section 13 or 15(d) of the
                            Securities Exchange Act of 1934
                     For the fiscal year ended December 31, 1994
                                      or
  [ ]             Transition Report Pursuant to Section 13 or 15(d) of the
                            Securities Exchange Act of 1934

                             OWENS-ILLINOIS, INC.
            (Exact name of registrant as specified in its charter)

Delaware                                  1-9576           22-2781933
(State or other jurisdiction of        (Commission         (IRS Employer
incorporation or organization)         file number)        Identification No.)


                          OWENS-ILLINOIS GROUP, INC.
            (Exact name of registrant as specified in its charter)

Delaware                                  33-13061         34-1559348
(State or other jurisdiction of        (Commission         (IRS Employer
incorporation or organization)          file number)       Identification No.)

  One SeaGate, Toledo, Ohio                                   43666
(Address of principal executive offices)                    (Zip Code)

      Registrants' telephone number, including area code:  (419) 247-5000

          Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
Title of each class                                 which registered
------------------------------------------      ------------------------
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


                Yes       x                  No
                    -------------               -------------

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                                               [x]


      The aggregate market value (based on the consolidated tape closing price on February 28, 1995) of the voting stock beneficially held by non-affiliates of Owens-Illinois, Inc. was approximately $862,420,000. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors and executive officers of the Company. Such interpretation is not intended to be, and should not be construed to be, an admission by Owens-Illinois, Inc. or such directors or executive officers of the Company that such directors and executive officers of the Company are "affiliates" of Owens-Illinois, Inc., as that term is defined under the Securities Act of 1934.


      The number of shares of Common Stock, $.01 par value, of Owens-Illinois, Inc. outstanding as of February 28, 1995, was 119,079,496.


      The number of shares of Common Stock, $.01 par value, of Owens-Illinois, Group, Inc. outstanding as of February 28, 1995, was 100, all of which were owned by Owens-Illinois, Inc.



                      DOCUMENTS INCORPORATED BY REFERENCE

Part III Owens-Illinois, Inc. Proxy Statement for The Annual Meeting of Share Owners To Be Held Wednesday, May 10, 1995 ("Proxy Statement").









                           (Cover page 2 of 2 pages)

                               TABLE OF CONTENTS


      PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
            ITEM 1.     BUSINESS . . . . . . . . . . . . . . . . . . . . .   1
            ITEM 2.     PROPERTIES . . . . . . . . . . . . . . . . . . . .  11
            ITEM 3.     LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . .  12
            ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                        HOLDERS. . . . . . . . . . . . . . . . . . . . . .  12
                        EXECUTIVE OFFICERS OF THE REGISTRANTS. . . . . . .  13
      PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
            ITEM 5.     MARKET FOR OWENS-ILLINOIS, INC.'S COMMON STOCK
                        AND RELATED SHARE OWNER MATTERS. . . . . . . . . .  16
            ITEM 6.     SELECTED FINANCIAL DATA. . . . . . . . . . . . . .  17
            ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . .  21
            ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . .  30
            ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . .  65
      PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  66
            ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE
                        REGISTRANTS. . . . . . . . . . . . . . . . . . . .  66
            ITEMS 11.   EXECUTIVE COMPENSATION AND CERTAIN RELATIONSHIPS
            and 13.     AND RELATED TRANSACTIONS . . . . . . . . . . . . .  66
            ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                        AND MANAGEMENT . . . . . . . . . . . . . . . . . .  66
      PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  67
            ITEM 14.(a). . EXHIBITS AND FINANCIAL STATEMENT
                           SCHEDULES. . . . . . . . . . . . . . . . . .  67
            ITEM 14.(b). . REPORTS ON FORM 8-K. . . . . . . . . . . . .  72
      SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  73
      SCHEDULES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   S-1
      EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . E-1

                                    PART I

ITEM 1.     BUSINESS

General Development of Business

Owens-Illinois, Inc. (the "Company"), through its subsidiaries, is the successor to a business established in 1903. The Company is one of the world's leading and most diversified manufacturers of packaging products. Approximately one of every two glass containers made worldwide is made by the Company, its affiliates or licensees. In addition to being the largest manufacturer of glass bottles and containers in the United States, the Company is a leading manufacturer of plastic containers, plastic closures, plastic and glass prescription containers, labels, and multipack plastic carriers for beverage containers. Other products include pharmaceutical packaging and scientific and laboratory ware through the Company's 49% ownership of Kimble Glass, Inc. ("Kimble"). Over the last few years, the Company has made acquisitions or investments strategic to its core businesses and has divested operations not achieving market leadership or other operating and financial objectives.

During 1994, the Company began implementation of its reengineering program. The program is designed to reduce costs, improve manufacturing efficiency and productivity, and enhance customer service. This effort is a key part of the Company's strategy to maintain leadership in glass and plastic packaging and to take advantage of growth opportunities around the world.

In March 1994, the Company acquired a customer's glass container manufacturing facility located in Auburn, New York. In August 1994, the Company entered into an agreement to manage and acquire a majority interest in one of the leading glass container manufacturers in India. The acquisition of the business, which has three manufacturing facilities strategically located throughout India, was completed in January, 1995.

In December 1994, the Company concluded a settlement with certain reinsurers representing approximately 19% of the coverage limits applicable to the Company's asbestos-related personal injury claims. Pursuant to the settlement agreement, the Company received payments in December 1994 and January 1995 totalling approximately $100 million, representing approximately 78.5% of policy limits. As a result of the settlement agreement and certain other considerations, the Company recorded a charge of $100 million in the fourth quarter of 1994 to write down the insurance asset for asbestos-related costs.

The principal executive office of the Registrants is located at One SeaGate, Toledo, Ohio 43666; the telephone number is (419) 247-5000.

Financial Information about Industry Segments

Information as to sales, operating profit, and identifiable assets by industry segment is included on pages 61 - 63.


Narrative Description of Business

The Company has two industry segments: (1) Glass Containers and (2) Plastics and Closures. Below is a description of these segments and information to the extent material to understanding the Company's business taken as a whole.

The Company's former Specialized Glass segment consisted of Kimble which manufactures both glass and plastic specialty packaging and laboratory ware. As a result of the December 31, 1993 sale of 51% of Kimble, the Company began to record its share of Kimble's results of operations on the equity basis beginning in 1994.

Products and Services, Customers, Markets and Competitive Conditions, and Methods of Distribution / Facilities and Production Processes

GLASS CONTAINERS

The Company is the world's leading manufacturer of glass containers with an approximate 40% share of the glass container segment of the U. S. rigid packaging market. Marketing under the trade name Owens-Brockway, the Company's 1994 U.S. glass container sales were substantially higher than the sales of its nearest U.S. glass container competitor, Anchor Glass Container Corporation ("Anchor"), a subsidiary of Vitro, Sociedad Anonima. Worldwide glass container sales represented 67%, 64% and 67% of the Company's consolidated net sales for the years ended December 31, 1994, 1993, and 1992, respectively. The Company believes that its internally developed machines are significantly more efficient and productive than those used by its competitors, making it the low-cost manufacturer and a recognized technological leader in the industry.

Products and Services
---------------------
Glass containers are produced in a wide range of sizes, shapes and colors for beer, teas, fruit juices, liquor, wine, wine coolers, pharmaceuticals, food and soft drinks. The Company has been a leader in product innovation, introducing products including: long neck nonreturnable beer bottles; containers for wine coolers; Plasti-Shield labeled containers for juice, soft drinks and new age beverage and prepackaged mixed drinks.

New product lines designed to increase the demand for glass containers include product extensions related to single service packages for tea, juice and soft drinks and innovative secondary packaging systems such as labels, carriers and closures that complement glass containers. The Company's product development efforts in glass containers are aimed at providing value added packaging systems to customers and consumers.

Customers
---------
Glass operations are benefiting from increased shipments for such products as beer, iced tea, juice, salsas and baby food. Brewers and food producers, which include juice and tea producers, comprise approximately 76% of industry demand for glass containers. The Company has leading positions within these customer groups, as well as strong positions in smaller customer groups. The Company believes its position gives it the ability to take advantage of new opportunities and areas of growth within each customer group.

The following table sets forth the distribution of the Company's unit shipments in the U.S. by customer group for the last three years:

                                                Percent Unit Shipments
                                               ------------------------
            Customer Group                     1994      1993      1992
            --------------                     ----      ----      ----
            Food producers, including
              juices and teas. . . . . . . .    40%       38%       35%
            Brewers. . . . . . . . . . . . .    37        29        28
            Soft drink bottlers. . . . . . .    13        20        25
            Liquor and wine products . . . .     5         8         8
            Other. . . . . . . . . . . . . .     5         5         4
                                               ----      ----      ----
                                               100%      100%      100%
                                               ====      ====      ====
Most glass production is sold to customers under arrangements which specify estimated quantities to be shipped as a percentage of the customers' total annual requirements. Containers are typically scheduled for production in response to customers' orders for their quarterly requirements.

Markets and Competitive Conditions
----------------------------------
The Company has the leading market share of the glass segment of United States beer packaging. Excluding E & J Gallo Winery Inc., which manufactures its own containers, the Company is also the leading supplier of glass for wine and wine coolers. The Company believes it is the leading supplier of glass food containers and the second largest supplier of glass liquor containers. The Company's principal competitor in the glass liquor containers segment is Anchor. The Company is also the second largest supplier of glass containers for drug and chemical companies. Overall, the Company's sales represent approximately 40% of the glass container segment of the United States rigid packaging market.

Within the United States rigid packaging market, glass container shipments have remained relatively constant the past several years. The Company's share of the glass container segment has also remained relatively constant during this time. Overall, the Company expects glass containers' share of the United States rigid packaging market to remain relatively stable and that the Company will maintain its share of the glass container segment due in part to the Company's ongoing improvement in operating efficiencies.

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

The Company markets its glass container products throughout the United States, with a sales and marketing staff of approximately 90 salaried employees at January 31, 1995. During 1994, the Company began to implement the "virtual sales office" concept, in which field account managers and regional sales managers will operate from their homes or a Company manufacturing facility.
As a result, 11 sales offices were closed during 1994. The virtual sales office concept provides the sales and marketing staff with easy access to information from anywhere at any time thereby decreasing administrative costs, streamlining communications, and shortening customer response time. Glass container sales employees are generally eligible for bonuses based on sales and the Company's overall performance. The Company's glass container sales personnel are not subject to minimum sales quota requirements.

Methods of Distribution / Facilities and Production Processes
-------------------------------------------------------------
Due to the significance of transportation costs and the importance of timely delivery, manufacturing facilities are located close to customers. Most of the Company's product is shipped by common carrier to customers within a 250-mile radius of a given production site. In addition to 21 domestic glass container manufacturing facilities, the Company operates a sand plant and two machine shops which manufacture high-productivity glass-making machines. In March, 1994 the Company purchased a customer's glass container manufacturing facility in Auburn, New York. During the fourth quarter of 1994 the Company closed an inefficient glass container facility in Pomona, California. The Company's remaining domestic glass container facilities operated at rates in excess of 90% of capacity in 1994 and the Company expects similar rates in 1995.

During 1994 computerized work stations were installed on every glass container forming line. Machine operators now have the tools and training to focus on continuous improvement of quality objectives. A press and blow process for producing lightweight narrow neck bottles is also in operation at fourteen locations. It provides the best combination of high speed production and lighter weight for iced tea and beer bottles. This process can reduce container weight 8% to 15%, providing savings in raw materials and energy. Under development is the application of technology which allows for similar weight and productivity gains for other segments of the glass container market.

The Company's total systems approach to production technology and process control improvements have contributed to significant annual productivity gains. From 1992 to 1994, for example, the Company's machine productivity increased by approximately 10% and labor productivity improved by approximately 30%.

The trend in the United States towards greater recycling of used containers has also changed the Company's glass container business. In each of the last several years, the Company has recycled substantial tonnage of glass containers. The recycled glass component of the Company's 1994 domestic glass container output approximated 25%. The Company believes that the percentage of recycled glass used could increase in the future as recycling becomes more widespread. Glass recycling helps relieve the burden on the nation's landfills, while significantly reducing the need for virgin materials. Recycling also results in energy savings and reductions in air emissions. The Company also believes that, eventually, as recycled glass becomes more available, it may offer a cost advantage over producing new glass. The Company has no technological barriers to using all of the recycled glass it can reasonably expect to obtain from public/private collection programs as long as such glass meets incoming material quality standards.

The Company's cost reduction and product improvement programs are supported through continued investment in research and development and capital equipment. The Company has maintained a leadership role in the engineering and research function through substantial investments in capital equipment, processes and engineering to increase machine output, process quality and cost control. Spending for the Glass Containers segment in these areas increased 63% in 1994 compared to 1993. There were approximately 280 domestic employees at January 31, 1995, involved in research, development and engineering for the Glass Containers segment. The Company believes its investment in technology and capital has enabled it to remain the technological leader and low-cost producer in the domestic glass container industry. In addition, as the industry's technological leader, the Company licenses technology to foreign and domestic affiliates and licensees.

The Company currently has technical assistance agreements with 32 different companies in 33 countries. These agreements, which cover areas ranging from manufacturing and engineering assistance to support in functions such as marketing, sales, and administration, allow the Company to participate in the worldwide growth of the glass container industry. The Company believes these associations and its technical expertise will afford it opportunities to participate in the glass business in regions of the world where the Company does not currently have a presence.

International Glass Operations
------------------------------
The Company has significant ownership positions in twelve companies located in nine foreign countries and Puerto Rico. Most of the Company's international glass affiliates are the leading container manufacturers in their respective countries, producing a full line of containers for the soft drink, beer, wine, liquor, food, drug and chemical industries. Some of these companies also produce molds, mold parts, sand and feldspar, limestone, machines and machine parts, rolled glass, sheet glass and glass tableware. The Company's principal international glass affiliates are in Latin America and the United Kingdom.

Outside of the United States, unit shipments of glass containers have grown substantially in recent years. The increasing demand for quality packaging products in developing countries continues to create growth opportunities. Increased privatization of industry, greater openness to foreign investment, and the lowering of trade barriers have resulted in healthier economies, rising standards of living, and growing demand for consumer products and quality packaging in developing countries. The Company is continuing to pursue additional strategic alliances with international partners whose markets are growing and whose manufacturing operations can be enhanced by the Company's state-of-the-art technology and equipment. Sales growth in countries where the Company does not have a direct ownership position, such as Japan and Germany, may provide a benefit to the Company in the form of technical assistance royalties tied to sales volume.

The Company's significant ownership positions in international glass affiliates are summarized below:

                                                              Owens-Illinois
Company/Country                                                 Ownership
---------------                                               --------------
United Glass Ltd., United Kingdom                                 100.0%
Centro Vidriero de Venezuela, C.A., Venezuela                     100.0
Manufacturera de Vidrios Planos, C.A., Venezuela                  100.0
Owens-Illinois de Venezuela, C.A., Venezuela                       92.2
Owens-Illinois de Puerto Rico, Puerto Rico                         80.0
Companhia Industrial Sao Paulo e Rio, Brazil                       79.4
Cristaleria del Ecuador, S.A., Ecuador                             65.3
Cristaleria Peldar, S.A., Colombia                                 57.4
Owens-BILT Limited, India                                          51.0
Vidrios Industriales, S.A., Peru                                   50.3
Fabrica Boliviana de Vidrios, S. A., Bolivia                       50.0
Huta Szkla Jaroslaw S.A., Poland                                   39.3

PLASTICS AND CLOSURES

The Company is a leading plastic container manufacturer in the United States. The Company is the market leader in all plastic segments in which it competes except for Hi-Cone, in which it is second. Plastic container sales represented 17%, 16% and 17% of the Company's consolidated net sales for the years ended December 31, 1994, 1993, and 1992, respectively. The Company's Plastics and Closures segment operates under the Owens-Brockway trade name and is comprised of four business units.

Plastic Products. This unit, with 21 factories, manufactures rigid, semi-rigid and multi-layer plastic packages for a wide variety of uses, including household products, personal care products, health care products, chemicals and automotive products and food.

Closure and Specialty Products. This unit, with 11 manufacturing facilities, produces closures and develops closure systems which incorporate functional features such as tamper evidence, child resistance and dispensing. In addition, this unit's diverse product line includes trigger sprayers, finger pumps, and lotion pumps, as well as metal closures and finger pumps for the fragrance and cosmetic industry. In the United States, the Company has a sole license for Alcoa's technology for compression molded, tamper evident, thermoplastic closures. This unit also manufactures custom injection molded containers, such as deodorant packages and pump dispensers.

Prescription Products. The Company's Prescription Products unit manufactures prescription containers. These products are sold primarily to drug wholesalers, major drug chains and the government. Containers for prescriptions include plastic and glass ovals, vials, rounds, squares and ointment jars. The only other major producer of such prescription containers is Kerr Group, Inc.

Label and Carrier Products. One label product of this unit is the patented Plasti-Shield which can be heat shrunk around glass or plastic containers. The unit also makes polyethylene labels for in mold labeling (IML) and laminated labels for beverages. Two proprietary carrier lines are also produced, both of which are predominantly used as six-pack and four-pack carriers for iced teas and other fruit drinks -- Hi-Cone (a registered trademark of Illinois Tool Works Inc.) plastic carriers for cans and Contour-Pak plastic carriers for bottles. The combination of the Contour-Pak carrier used in connection with the Plasti-Shield label provides the bottler with a highly cost-effective multi-pack system.

Markets. Major markets for these units include the household products, personal care products, health care products, and food and beverage industries.

The plastic segment of the rigid packaging market is highly competitive and fragmented due to generally available technology, low costs of entry and customer emphasis on low package cost. A large number of competitors exists on both a national and regional basis. The Company competes by emphasizing total package supply, proprietary technology, new package development, and packaging innovation. The Company is one of two producers of each of the Plasti-Shield label and the Hi-Cone multi-pack carrier (produced under a license agreement with the only other producer, Illinois Tool Works Inc.), and the only producer of the Contour-Pak carrier. The market for closures is divided into various categories in which several suppliers compete for business on the basis of price and product design.

The Company's strategy has been to compete in the higher growth segments of the plastic bottle category where customers seek to use distinctive packaging to differentiate their products among a growing array of choices offered to consumers. The Company believes it is a leader in technology and development of custom products and has a leading market position for such products. The Company believes its plastic container and closure businesses have a competitive advantage as a result of one of the shortest new product development cycles in the industry, enabling the Company to provide superior service in the service-sensitive custom plastic container market. The Company's product innovations in plastic containers and closures include in-mold labeling for custom molded bottles, Contour-Pak carriers for 4, 6 and 8-pack applications, printed Contour-Pak carriers, multilayer structured bottles containing post consumer recycled resin, Flex-Band and PlasTop tamper-evident closures, Clic Loc child-resistant closures and Pharmacy Mate reversible prescription container closures. The Company believes that unit sales of closure products have benefitted from the conversion of the soft drink closures segment from aluminum to plastic.

The Company believes that its plastic business may be affected by additional recycling and recycling content legislation. Content legislation, recently enacted in several states requires that a certain specified minimum percentage of recycled plastic be included in new plastic products. The Company believes that it is well positioned to meet such legislated standards in part due to its material and multilayer process technology.

The Company's Plastics and Closures segment currently has technical assistance agreements with 20 companies in 11 countries. These agreements, which cover areas ranging from manufacturing and engineering assistance to support in functions such as marketing, sales, and administration, allow the Company to participate in the worldwide growth of the plastic packaging industry.

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

Research and Development

Research and development constitutes an important part of the Company's activities. Research and development expenditures for continuing operations were $31.8 million, $23.1 million, and $22.9 million for 1994, 1993, and 1992, respectively. Operating engineering expenditures were $22.8 million, $19.2 million, and $23.1 million for 1994, 1993, and 1992, respectively. In addition to new product development, substantial portions of the technical effort are devoted to increased process control, automatic inspection, and automation. Also, there is continued emphasis on reduction in energy use per unit of production. No material amount of money was spent on customer-sponsored research activities during 1994, 1993, or 1992.

Environment

The Company's operations, in common with those of the industry generally, are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Capital expenditures for property, plant, and equipment for environmental control activities were not material during 1994.

In addition, sales of non-refillable glass beverage bottles and other convenience packages are affected by mandatory deposit laws and other types of restrictive legislation. As of January 31, 1995, there are nine states with mandatory deposit laws in effect.

Plastic containers have also been the subject of legislation in three states. The Company utilizes recycled plastic resin in its manufacturing processes. During 1994 and 1993, many plastic containers for products other than food, drugs, and cosmetics contained 25% post consumer resin. The Company believes it is the industry leader in such technology.

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

Number of Employees

The Company's operations employed approximately 26,700 persons at December 31, 1994. A majority of these employees are hourly workers covered by collective bargaining agreements, the principal one of which was renewed early in 1993 for three years. The Company considers its employee relations to be good.
The Company has not had any material labor disputes in the last five years, and does not anticipate any material work stoppages in the near term.

Financial Information about Foreign and Domestic Operations and Export Sales

Information as to net sales, operating profit, and identifiable assets of the Company's operating and geographic segments is included on pages 61 - 63. Export sales, in the aggregate or by geographic area, were not material for the years 1994, 1993, or 1992.

ITEM 2.    PROPERTIES

The principal manufacturing facilities and other material important physical properties of the continuing operations of the Company at December 31, 1994 are listed below and grouped by industry segment. All properties shown are owned in fee except where otherwise noted.

Glass Containers                        Sand Plants
  Glass Container Plants                  Ione, CA (2)
    Atlanta, GA                           Devilla, United Kingdom
    Auburn, NY
    Brockway, PA                        Flat Glass Plant
    Charlotte, MI                         La Victoria, Venezuela
    Chicago Heights, IL (1)
    Clarion, PA (1)                   Plastics and Closures
    Crenshaw, PA                        Plastic Container Plants
    Danville, VA                          Atlanta, GA
    Lakeland, FL                          Baltimore, MD
    Lapel, IN                             Belvidere, NJ
    Los Angeles, CA                       Charlotte, MI
    Muskogee, OK (1)                      Chicago, IL
    Oakland, CA                           Cincinnati, OH (1)
    Portland, OR                          Edison, NJ
    Streator, IL                          Findlay, OH (1), (2)
    Toano, VA                             Florence, KY (1)
    Tracy, CA                             Greenville, SC
    Volney, NY                            Harrisonburg, VA
    Waco, TX                              Kansas City, MO (2)
    Winston-Salem, NC                     La Mirada, CA (2)
    Zanesville, OH                        Nashua, NH
    Rio de Janeiro, Brazil                Newburyport, MA
    Sao Paulo, Brazil                     Rossville, GA (2)
    Envigado, Colombia                    St. Louis, MO (2)
    Zipaquira, Colombia                   Sullivan, IN
    Guayaquil, Ecuador                    Vandalia, IL (1)
    Callao, Peru                          Washington, NJ (2)
    Vega Alta, Puerto Rico                Mexico City, Mexico
    St. Albans, United Kingdom
    Alloa, United Kingdom               Mold Shop
    Harlow, United Kingdom                Kansas City, MO (2)
    Peasley, United Kingdom
    Cagua, Venezuela                    Label and Carrier Products Plant
    Caracas, Venezuela                    Bardstown, KY (1)
    Valencia, Venezuela
    Valera, Venezuela                   Closure and Specialty Products Plants
                                          Bridgeport, CT
                                          Brookville, PA
  Machine Shops                           Chattanooga, TN
    Brockway, PA                          Constantine, MI (1)
    Godfrey, IL                           El Paso, TX (2)
    Manaus, Brazil                        Erie, PA

  Closure & Specialty Products Plants    Corporate Facilities
    -- (continued)                         World Headquarters Building
    Hamlet, NC                             Toledo, OH (2)
    Maumee, OH (2)
    North Riverside, IL (2)                Levis Development Park
    Waterbury, CT                          Perrysburg, OH
    Las Piedras, Puerto Rico

  Prescription Products Plant
    Berlin, OH (1)


---------------
(1) This facility is financed in whole or in part under tax-exempt financing agreements.
(2)  This facility is leased in whole or in part.


The Company believes that its facilities are well maintained and currently adequate for its planned production requirements over the next three to five years.


ITEM 3.     LEGAL PROCEEDINGS

See the second through last paragraphs of the section entitled "Contingencies" on pages 54 - 60.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 1994.

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


Name and Age                                      Position
------------                                      --------
Joseph H. Lemieux (64) . . . . .    Chairman since 1991; Chief Executive
                                    Officer since 1990; President and Chief
                                    Operating Officer, 1986-1990; Director
                                    since 1984.  Member of Class III of the
                                    Board of Directors of the Company, with a term expiring in 1997.

Lee A. Wesselmann (59) . . . . .    Senior Vice President and Chief Financial
                                    Officer since 1988; Secretary, 1988-1990;
                                    Vice President - Finance, 1988; Director since 1988. Member of Class I of the Board of Directors of the Company, with a term expiring in 1995.

R. Scott Trumbull (46) . . . . .    Executive Vice President, International
                                    Operations since 1993; Vice President and
                                    Director of Corporate Planning 1992-1993;
                                    Vice President and General Manager of
                                    Plastics and Closure Operations, 1986 -
                                    1992.

Terry L. Wilkison (53) . . . . .    Executive Vice President, Domestic
                                    Packaging Operations since 1993; Vice
                                    President and General Manager of
                                    Plastics, Closures, and Prescription
                                    Products 1992-1993; Vice President and
                                    General Manager of Specialty Glass
                                    Operations 1987-1992.

Thomas L. Young (51) . . . . . .    Executive Vice President, Administration,
                                    General Counsel and Secretary since 1993;
                                    Vice President, General Counsel, General
                                    Manager - Operations Administration and
                                    Secretary 1992-1993; Vice President,
                                    General Counsel and Secretary, 1990-1992;
                                    Vice President and General Counsel -
                                    Operations, 1988-1990.

Name and Age                                     Position
------------                                     --------
Russell C. Berkoben (53) . . . .    Vice President and General Manager of
                                    Plastic Operations since 1991; Vice
                                    President and Plastic Container Business
                                    Unit Manager, 1985-1991.

Gary R. Clinard (56) . . . . . .    Vice President and General Manager of
                                    International Operations since 1990; Vice
                                    President of International Operations and
                                    Technical Assistance, 1987-1990.

Larry A. Griffith (49) . . . . .    Vice President and General Manager of
                                    Kimble since 1992; Vice President, 1990-
                                    1992; Vice President of Corporate Staff
                                    and Director of Corporate Planning, 1988-
                                    1990;

John L. Hodges (55). . . . . . .    Vice President and General Manager of
                                    Glass Container Operations since 1993;
                                    Vice President of Glass Container Sales
                                    and Marketing, 1991-1993; Vice President and General Manager of Glass Container
                                    Manufacturing, 1984-1991.

Dale W. Leidy (55) . . . . . . .    Vice President and Technical Director -
                                    Glass Container since 1993; Vice
                                    President and General Manager of Glass
                                    Container Manufacturing 1991-1993; Vice
                                    President and Technical Director -
                                    Packaging, 1990-1991; Vice President and
                                    Director of Manufacturing and Engineering of Plastic Products, 1989-1990; Vice
                                    President and Director of Manufacturing
                                    of Plastic Products, 1986-1989.

Michael D. McDaniel (46) . . . .    Vice President and General Manager of
                                    Closure and Specialty Products Operations since 1991; Vice President and Director of Manufacturing and Engineering of
                                    Closure Operations, 1990-1991; Vice
                                    President and Manufacturing Manager of
                                    Closure Operations, 1985-1990.

Philip McWeeny (55). . . . . . .    Vice President and General Counsel -
                                    Corporate since 1988.

Name and Age                                     Position
------------                                     --------
Ronald H. Pfenning (46). . . . .    Vice President of Glass Container Sales
                                    and Marketing since 1993; Glass Container
                                    Vice President and Industry Manager,
                                    Food, 1992-1993; Glass Container Vice
                                    President and Industry Manager, Brewing &
                                    Liquor, 1989-1991.

B. Calvin Philips (53) . . . . .    Vice President of International
                                    Operations since 1990; Vice President and
                                    General Manager of Closure and Specialty
                                    Products, 1987-1990.

Robert A. Smith (53) . . . . . .    Vice President and General Manager of
                                    Glass Container Manufacturing since 1993;
                                    Vice President and General Manager, West
                                    Coast, 1990-1993; Vice President and Area
                                    Manufacturing Manager, 1986-1990.

David G. Van Hooser (48) . . . .    Vice President and General Manager of
                                    Plastic Components Operations since 1994;
                                    Vice President, Treasurer and
                                    Comptroller, 1990-1994; Vice President
                                    and Treasurer, 1988-1990.

                                    PART II

ITEM 5.     MARKET FOR OWENS-ILLINOIS, INC.'S COMMON STOCK
            AND RELATED SHARE OWNER MATTERS

The price range for the Company's Common Stock on the New York Stock Exchange, as reported by National Association of Securities Dealers, was as follows:



                                          1994                    1993
                                   ------------------      ------------------
                                    High        Low         High        Low
                                   ------      ------      ------      ------
First Quarter                      13-5/8      10-5/8      12-1/4      10
Second Quarter                     13-3/8      10-3/8      12          10
Third Quarter                      12-3/4      10-3/8      11-5/8       9
Fourth Quarter                     12-1/4      10-1/4      12-3/8       9-1/4


On December 31, 1994, there were 862 common share owners of record. No dividends have been declared or paid since the Company's initial public offering in December 1991. For restrictions on payment of dividends on Common Stock, see Restriction on Retained Earnings included on page 50.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data presented below relates to each of the five years in the period ended December 31, 1994. Such data was derived from the Consolidated Financial Statements, of which the most recent three years are included elsewhere in this document and were audited by Ernst & Young LLP, independent auditors, whose report with respect to the financial statements appears elsewhere in this document. See Consolidated Financial Statements -- Statement of Significant Accounting Policies -- and Financial Review.
                                       Year Ended December 31,
                        ----------------------------------------------------
                          1994       1993     1992 (b)   1991 (c)     1990
                        --------   --------   --------   --------   --------
Consolidated Operating             (Dollar amounts in millions)
  Results (a):
Net sales. . . . . .    $3,567.3   $3,535.0   $3,392.6   $3,284.3   $3,383.3
Other (d). . . . . .        85.6      127.1       81.6       83.3       84.4
                        --------   --------   --------   --------   --------
                         3,652.9    3,662.1    3,474.2    3,367.6    3,467.7

Costs and expenses:
Manufacturing, shipping
  and delivery . . .     2,824.3    2,823.8    2,744.1    2,636.8    2,691.0
Research, engineering,
  selling, administra-
  tive and other (d)       379.1      842.8      260.3      223.6      315.1
                        --------   --------   --------   --------   --------
Earnings (loss) from
  continuing operations
  before interest
  expense and items
  below. . . . . . .       449.5       (4.5)     469.8      507.2      461.6
Interest expense . .       278.2      290.0      312.9      452.5      446.4
                        --------   --------   --------   --------   --------
Earnings (loss) from
  continuing operations
  before items
  below. . . . . . .       171.3     (294.5)     156.9       54.7       15.2
Provision (credit)
  for income taxes .        68.9     (113.1)      64.0       53.7       60.4
Minority share owners'
  interests in
  earnings of
  subsidiaries . . .        24.1       19.4       14.6       11.8        8.6
                        --------   --------   --------   --------   --------
Earnings (loss) from
  continuing operations
  before extraordinary
  items and cumulative
  effect of accounting
  changes. . . . . .        78.3     (200.8)      78.3      (10.8)     (53.8)
Net earnings (loss)
  of discontinued
  operations . . . .                    1.4       18.4        3.8       (2.4)

                                       Year Ended December 31,
                        ----------------------------------------------------
                          1994       1993     1992 (b)   1991 (c)     1990
                        --------   --------   --------   --------   --------
                         (Dollar amounts in millions, except per share data)
Gain (loss) on sales of
  discontinued operations,
  net of applicable
  income taxes . . .                  217.0                (123.1)
Extraordinary charges
  from early
  extinguishment of
  debt, net of
  applicable income
  taxes. . . . . . .                  (12.7)     (31.5)    (143.5)
Cumulative effect on
  prior years of
  changes in methods
  of accounting for
  income taxes and
  postretirement
  benefits, net
  of applicable
  income taxes (b) .                            (199.4)
                        --------   --------   --------   --------   --------
Net earnings (loss).    $   78.3   $    4.9   $ (134.2)  $ (273.6)  $  (56.2)
                        ========   ========   ========   ========   ========

Earnings (loss) per
  share of common
  stock:
  Earnings (loss)
    from continuing
    operations before
    extraordinary
    items and cumula-
    tive effect of
    accounting changes  $   0.64   $  (1.70)  $   0.66   $  (0.27)  $  (1.46)
  Net earnings (loss)
    of discontinued
    operations . . .                   0.01       0.15       0.09      (0.06)
  Gain (loss) on sales
    of discontinued
    operations . . .                   1.82                 (3.07)
  Extraordinary charges               (0.10)     (0.26)     (3.58)
  Cumulative effect of
    accounting
    changes (b). . .                             (1.68)
                        --------   --------   --------   --------   --------
Net earnings (loss).    $   0.64   $   0.03   $  (1.13)  $  (6.83)  $  (1.52)
                        ========   ========   ========   ========   ========

                                       Year Ended December 31,
                        ----------------------------------------------------
                          1994       1993     1992 (b)   1991 (c)     1990
                        --------   --------   --------   --------   --------
Other Data:                         (Dollar amounts in millions)
The following are included in the
  results from continuing operations:
  Depreciation . . .    $  183.3   $  180.0   $  181.9   $  154.0   $  150.3
  Amortization of
    excess cost and
    intangibles. . .        45.2       40.8       38.6       36.3       36.3
  Amortization of
    deferred finance
    fees (included
    in interest
    expense) . . . .         5.1       11.5       12.0       13.6       13.7
                        --------   --------   --------   --------   --------
                        $  233.6   $  232.3   $  232.5   $  203.9   $  200.3
                        ========   ========   ========   ========   ========
Weighted average
  shares outstanding
  (in thousands) . .     119,005    118,978    118,980     40,089     36,940

Balance Sheet Data (at end of period):
  Working capital. .    $    171   $    234   $    245   $    195   $    339
  Total assets . . .       5,318      4,901      5,151      4,399      5,191
  Total debt . . . .       2,690      2,487      3,107      2,932      4,005
  Share owners' equity       376        295        299        415       (153)

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

(c) The Company completed a recapitalization in the fourth quarter of 1991, the effects of which are included in the Balance Sheet Data as of December 31, 1991. Assuming the recapitalization had occurred at the beginning of 1991, pro forma earnings from continuing operations for 1991 would have been $78.7 million, or $0.65 per share of common stock.

(d) In the fourth quarter of 1994, the Company recorded a charge of $100.0 million ($61.7 million after taxes) to write down the insurance asset for asbestos-related costs. Other revenues in 1993 includes gains of $46.1 million ($34.6 million after tax) from divestitures. In the fourth quarter of 1993, the Company recorded charges totaling $578.2 million ($357.0 million after tax) principally for estimated uninsured future asbestos-related costs and costs associated with its restructuring program. Other revenues in 1990 includes gains of $29.6 million ($16.4 million after tax) from divestitures. In the fourth quarter of 1990, the Company recorded a charge of $48.4 million ($31.0 million after tax) for special separation and retirement benefits.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of 1994 with 1993

For the year ended December 31, 1994, the Company recorded net earnings from continuing operations of $78.3 million compared with a loss of $200.8 million in 1993. These results include an unusual fourth quarter charge in 1994 of $61.7 million and several unusual fourth quarter charges and gains in 1993 aggregating $322.4 million, which are discussed below. Excluding the effects of the unusual items in both years, the Company reported 1994 earnings from continuing operations of $140.0 million representing an increase of $18.4 million, or 15.1%, over 1993 earnings of $121.6 million. All major operations reported increased unit shipments, dollar sales, and operating profit in 1994. Improved operating results, particularly in the Glass Containers segment, and reduced interest expense more than offset the absence of operating results from the Specialized Glass segment and an increase in other retained costs. The former Specialized Glass segment consisted of the Kimble pharmaceutical and laboratory glassware business. As a result of the December 31, 1993 sale of 51% of the Kimble business, the Company is recording its share of Kimble's results of operations on an equity basis beginning in 1994.

Net earnings for 1994 were $78.3 million compared to $4.9 million in 1993.
The 1993 results include a net gain from the sale of the Libbey glass tableware business and earnings from the discontinued Libbey business of $217.0 million and $1.4 million, respectively. Extraordinary charges from the early extinguishment of debt amounted to $12.7 million in 1993.

Capsule segment results (in millions of dollars) for 1994 and 1993 are as follows (a):
----------------------------------------------------------------------------
Net sales to unaffiliated customers                       1994          1993
----------------------------------------------------------------------------
Glass Containers                                      $2,590.1      $2,427.3
Plastics and Closures                                    976.1         908.6
Specialized Glass                                                      197.9
Other                                                      1.1           1.2
----------------------------------------------------------------------------
Consolidated total                                    $3,567.3      $3,535.0
============================================================================

----------------------------------------------------------------------------
Operating profit                                          1994      1993 (c)
----------------------------------------------------------------------------
Glass Containers                                      $  393.0      $  117.4
Plastics and Closures                                    140.4         123.3
Specialized Glass                                                       18.9
Eliminations and other retained costs (b)               (125.2)       (305.0)
----------------------------------------------------------------------------
Consolidated total                                    $  408.2      $  (45.4)
============================================================================
(a)  See Segment Information included on pages 61 - 63.

(b) Includes a charge of $100.0 million in 1994 to write down the insurance asset for asbestos-related costs.

(c) Reflects the net reductions from unusual fourth quarter charges and gains as follows: Glass Containers, $214.0 million; Plastics and Closures, $16.0 million; Specialized Glass, $3.2 million; and other retained costs, $298.9 million.


Consolidated net sales for 1994 increased $230.2 million, or 6.9% over the prior year, excluding the former Specialized Glass segment. Net sales of the Glass Containers segment increased $162.8 million, or 6.7%, over 1993. Domestic glass container unit shipments increased 4.8% compared to the prior year. Increased sales of beer containers, partially due to the March 31, 1994 acquisition of a customer's glass container manufacturing facility, more than offset lower soft drink container shipments. The Company believes the trend of soft drink conversions from glass to plastic (polyethylene terephthalate or PET) containers will continue; however, available capacity resulting from such conversions will be used for the production of other containers experiencing increased demand such as beer and iced tea. The Company's domestic glass business also benefitted from increased shipments of iced tea and juice containers compared to prior year. Reported U.S. dollar sales of the Company's international affiliates were up 14.4% reflecting improved economic conditions in Brazil and higher unit shipments by the Company's Colombian and United Kingdom affiliates. The economic effects of exchange and price controls instituted in Venezuela in late June 1994 contributed to lower 1994 unit shipments by the Venezuelan affiliates compared to 1993. In the Plastics and Closures segment, sales increased $67.5 million, or 7.4%, over 1993. Increased sales for all business units combined with additional sales reported by the segment's Mexican affiliate, acquired near the end of the third quarter of 1993, accounted for the increase. The plastic bottles and closures businesses benefitted from strong demand by makers of personal care and health care products.

Consolidated operating profit for 1994, excluding the unusual fourth quarter items in both 1994 and 1993 discussed separately below, and excluding the former Specialized Glass segment, increased $43.6 million, or 9.4%, to $508.2 million from $464.6 million in 1993. Consolidated operating profit, excluding the unusual items and the former Specialized Glass segment was 14.2% of net sales in 1994 compared to 13.9% in 1993. Consolidated operating expenses (consisting of selling and administrative, engineering, and research and development expenses) as a percentage of net sales increased to 7.0% in 1994 from 6.4% in 1993 as a result of higher spending in selected areas to streamline operations and increased research and development expenditures. Operating profit of the Glass Containers segment, exclusive of unusual items, increased $61.6 million, or 18.6%. Approximately two-thirds of the increase was attributable to the domestic glass business as increased shipments of beer, iced tea, and juice containers combined with improvements in machine and labor productivity more than offset continuing lower sales of soft drink containers. Higher combined U.S. dollar operating profit of the segment's international glass business resulted from generally increased unit shipments and higher margins, particularly at the Brazilian and Colombian affiliates. The economic effects of exchange and price controls instituted in Venezuela in June 1994 negatively affected the 1994 operating profit. Similar programs and controls instituted in prior years have had a temporary adverse effect on the operating profit of the Company's affiliates; however, the Company is not able to project the magnitude or duration of such effects on future operating results. Operating profit of the Plastics and Closures segment, exclusive of unusual items, increased slightly to $140.4 million in 1994 from $139.3 million in 1993. The benefit of increased unit shipments for both the plastic bottles and closures businesses was offset by lower margins in the labels and carriers business as a result of lower unit shipments of glass container soft drink labels and carriers, and lower unit selling prices for some plastic bottle product lines. The segment's operations in Mexico have been, and will continue to be, adversely affected by the devaluation of the peso; however, the amount is not expected to be material in relation to the segment operating profit. Other retained costs, exclusive of the effects of the unusual items, were $25.2 million in 1994 compared to $6.1 million in 1993 reflecting expenses incurred in 1994 associated with the comprehensive reengineering initiated by the Company in 1993 and changes in other retained costs, principally as a result of previous divestitures.

In December 1994, the Company concluded a settlement with certain reinsurers involved in the asbestos-related litigation representing approximately 19% of coverage limits. Pursuant to the settlement agreement, the Company received payments of approximately $80 million in 1994 and approximately $20 million in the first quarter of 1995, representing approximately 78.5 percent of policy limits. As a result of the settlement agreement and certain other considerations, including continuing delays in the resolution of the Company's claims for insurance coverage, the Company recorded a charge of $100 million ($61.7 million after tax) in the fourth quarter of 1994 to write down the insurance asset for asbestos-related costs. The adjusted asbestos-related insurance asset does not reflect the full value of all coverage. The Company has, and intends to pursue vigorously, claims for insurance coverage and reimbursement in excess of the asbestos-related insurance asset recorded in the 1994 financial statements. For additional information, see Capital Resources and Liquidity on page 28 and Contingencies on page 54.

In the fourth quarter of 1993, the Company recorded several unusual charges and gains as part of continuing operations. Gains from the sales of the Company's remaining interest in the television glass business and the sale of a 51% interest in its Kimble laboratory and pharmaceutical glassware business amounted to $46.1 million pretax ($34.6 million after tax). The Company also recorded charges totalling $578.2 million pretax ($357.0 million after tax), comprised of pretax charges of $325 million ($200.7 million after tax) for estimated uninsured future asbestos-related costs and $253.2 million ($156.3 million after tax) principally for costs related to the Company's restructuring program.

During 1994 the Company began implementing its comprehensive restructuring program to reduce costs. Specific actions taken in 1994 include an approximate 10% domestic work force reduction, the shutdown of a glass manufacturing facility, and the shutdown of two plastic manufacturing plants. The severance and early retirement costs of the work force reduction and expected write down to realizable value of production and other factory equipment to be eliminated as a result of restructuring initiatives were estimated to be approximately $165 million and $30 million, respectively, at December 31, 1993. As a result of modifications of the restructuring program throughout 1994, the Company currently estimates that the aggregate severance and early retirement costs will approximate $90 million, while the costs to write down production and other factory equipment and to realign productive capacity, mainly as a result of manufacturing efficiency and productivity improvements experienced or expected to result from the restructuring program, will approximate $105 million. Future annual cash expenditures related to the restructuring program are not expected to be significant. While implementation of the program will continue over the next several years, the Company expects that actions taken in 1994 will begin to favorably affect operating profit in 1995.

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

Capsule segment results (in millions of dollars) for 1993 and 1992 are as follows (a):
----------------------------------------------------------------------------
Net sales to unaffiliated customers                       1993          1992
----------------------------------------------------------------------------
Glass Containers                                      $2,427.3      $2,421.7
Plastics and Closures                                    908.6         781.0
Specialized Glass                                        197.9         188.4
Other                                                      1.2           1.5
----------------------------------------------------------------------------
Consolidated total                                    $3,535.0      $3,392.6
============================================================================

----------------------------------------------------------------------------
Operating profit                                      1993 (b)          1992
----------------------------------------------------------------------------
Glass Containers                                      $  117.4      $  299.0
Plastics and Closures                                    123.3         133.4
Specialized Glass                                         18.9          12.7
Eliminations and other retained costs                   (305.0)        (12.3)
----------------------------------------------------------------------------
Consolidated total                                    $  (45.4)     $  432.8
============================================================================
(a)  See Segment Information included on pages 61 - 63.

(b) Reflects the net reductions from unusual fourth quarter charges and gains as follows: Glass Containers, $214.0 million; Plastics and Closures, $16.0 million; Specialized Glass, $3.2 million; and other retained costs, $298.9 million.

Consolidated net sales for 1993 increased $142.4 million, or 4.2% over the prior year. In the Glass Containers segment, reported dollar sales of the Company's international affiliates were up 4.7%, reflecting improved economic conditions in Brazil and higher unit shipments by most Latin American affiliates. These improved results were largely offset by the unfavorable impact of foreign currency exchange rate changes on the reported sales of the Company's United Kingdom affiliate, despite an increase in its unit shipments. Domestic glass container shipments were down in 1993 by 0.6%, with reported sales down 1.5%. These reductions reflect the continuing conversion of soft drinks from glass to plastic (polyethylene terephthalate or PET) containers. The Company believes this trend will continue, but to a lesser extent. The available capacity resulting from such conversions is being used for the production of containers for products experiencing increased demand, such as iced tea and other beverages. In the Plastics and Closures segment, sales increased $127.6 million, with over 60% of the increase resulting from the acquisition of Specialty Packaging Products in the fourth quarter of 1992. Shipments in the base closure and plastic bottle businesses were higher in 1993, further contributing to the higher sales. Partially offsetting these favorable comparisons was reduced unit volume in the labels and carriers business, attributable in large part to the continuing conversion of soft drinks from glass to PET containers. Net sales of the Specialized Glass segment increased $9.5 million or 5.0% principally due to improved sales mix and higher unit volume. The Specialized Glass segment, as restated for the sale of Libbey, consists only of the Kimble laboratory and pharmaceutical glassware business.

Consolidated operating profit for 1993, excluding the unusual fourth quarter items discussed separately below, increased $53.9 million or 12.5% to $486.7 million from $432.8 million reported in 1992. Consolidated operating profit, excluding the unusual items, was 13.8% of net sales in 1993 compared to 12.8% in 1992. Lower benefit costs, which generally affected all segments, accounted for the majority of this percentage improvement. Consolidated operating expenses as a percentage of net sales decreased to 6.4% in 1993 from 6.6% in 1992. Operating profit of the Glass Containers segment, exclusive of the unusual items, increased $32.4 million or 10.8%. Approximately one-half of the increase was attributable to the international glass business, principally in Brazil as a result of increased shipments and improved economic conditions. Increased operating profit in the domestic glass business resulted from lower manufacturing costs and increased labor productivity, along with the benefit of a mid-year price increase amounting to approximately 1.5% on an annualized basis. Operating profit of the Plastics and Closures segment, exclusive of the unusual items, increased 4.4% from $133.4 million in 1992 to $139.3 million in 1993. The favorable effects of increased unit shipments in most product lines and the full-year results of the Specialty Packaging Products acquisition were significantly offset by lower profit in the labels and carriers business as unit shipments of soft drink labels and Hi-Cone carriers declined. Other retained costs, exclusive of the unusual items, were $6.1 million in 1993 compared to $12.3 million in 1992, principally as a result of lower benefit costs.

During the fourth quarter of 1993, the Company recorded several unusual charges and gains as part of continuing operations. Consistent with its focus on core packaging businesses, the Company sold its remaining 50% interest in the television glass business in October, concluding a joint venture established in mid-1988. In addition, on December 31, 1993, the Company sold a 51% interest in its Kimble laboratory and pharmaceutical glassware business. Gains from these sales amounted to $46.1 million pretax ($34.6 million after tax).

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

Also included in the fourth quarter of 1993 is a charge of $325 million ($200.7 million after tax) for estimated uninsured future asbestos-related costs. The Company recorded the charge based on recent trends and developments and their effect on the Company's ability to estimate probable costs of pending and likely future asbestos-related claims. Among other things, the Company has disposed of 70,000 claims in 1992 and 1993, representing almost one-half of all the cases disposed since the initial cases were resolved in 1979; certain of these claims were disposed in 1993 at higher than expected costs. The Company has also had increasing success in establishing administrative procedures to process claims in an administrative framework outside the tort litigation system. In addition, the Company has experienced a reduction in the number of new filings claiming significant exposure to its asbestos-containing insulation products, apparently due at least in part to the time which has elapsed since its 1958 exit from the business. The Company's estimate was affected by a number of other developments that have occurred recently with respect to asbestos-related litigation, not only against Owens-Illinois but against other companies, including the generally lower percentage of legitimate claims of serious illness or impairment among newly filed cases. The estimate includes the expectation of a substantial amount of insurance coverage, principally from insurance policies from various companies for the years 1977 through 1983.
For additional information see Capital Resources and Liquidity on page 28 and Contingencies on page 54.

Capital Resources and Liquidity

The Company's total debt at December 31, 1994 was $2.69 billion compared to $2.49 billion at December 31, 1993.

The Company has available credit totalling $1 billion under the Bank Credit Agreement expiring in December 1998, of which $400.2 million had not been utilized at December 31, 1994. At December 31, 1993, the Company had $558.6 million of credit which had not been utilized under the Agreement, after giving consideration to the effect of borrowings on January 3, 1994 for the redemption of the remaining $268.9 million of Senior Variable Rate Notes. The increased utilization during 1994 resulted from acquisitions, capital expenditures, and asbestos-related payments, partially offset by cash provided by operations, including cash received for settlement of a portion of the insurance asset for asbestos-related costs. Cash provided by operating activities was $227.4 million in 1994 compared to $231.7 million in 1993. Capital expenditures for property, plant and equipment were $286.0 million in 1994 and $266.2 million in 1993. Net cash proceeds from divestitures and asset sales were not significant in 1994 and exceeded $725 million in 1993. During the year ended December 31, 1994, cash expenditures related to the fourth quarter 1993 restructuring charge were approximately $30 million.

In the twelve-month period commencing January 1, 1995, the Company anticipates that cash flow from its operations and from utilization of available credit under the Bank Credit Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations. The Company faces additional demands upon its liquidity for asbestos-related payments until the United Insurance litigation is fully resolved; the date of the resolution is uncertain. As of December 31, 1994, the Company had made such payments of $426 million of which $143 million was paid in 1994. In addition, the Company has entered into group settlement agreements which include settlement amounts payable in 1995 and later years. As of December 31, 1994, such deferred payment amounts were approximately $156 million.
Taken together these amounts represent the Company's pretax spending and commitments to spend on disposed lawsuits and claims as of December 31, 1994 as follows (in millions of dollars):

     --------------------------------------------------------
     Amounts paid through December 31, 1994              $426
     Amounts received through December 31, 1994,
       under partial reinsurance settlement agreement     (80)
     --------------------------------------------------------
                                                          346
     Payable under group settlement agreements            157
     --------------------------------------------------------
     Net spending and commitments at December 31, 1994   $503
     ========================================================

The Company expects a substantial portion of the net spending and commitments to be reimbursed by insurance, including approximately $20 million received in the first quarter of 1995. None of the foregoing amounts represented a spending commitment with respect to lawsuits and claims pending against the

Company as of December 31, 1994. Based on the Company's expectations regarding favorable trends which should lower its aggregate payments for lawsuits and claims and its expectation of substantial insurance coverage and reimbursement for such lawsuits and claims as a result of the United Insurance litigation and also based on the Company's expected operating cash flow, the Company believes that the payment of any deferred amounts of previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits and claims associated with asbestos, will not have a material adverse effect upon the Company's liquidity on a short-term or long-term basis.

In December 1994, the Company concluded a settlement with certain reinsurers involved in the asbestos-related litigation representing approximately 19% of coverage limits. Pursuant to the settlement agreement, the Company received payments of approximately $80 million in 1994 and approximately $20 million in the first quarter of 1995, representing approximately 78.5 percent of policy limits. No other settlement agreements were entered into prior to 1994.

Over the term of the Bank Credit Agreement ending in December 1998, the Company expects that the utilization of available credit thereunder, combined with cash flows from operations, will be sufficient to fund its operating and seasonal working capital needs, debt service including relatively modest scheduled principal payments, and other obligations. Beyond that, based upon current levels of operations and anticipated growth, the Company anticipates that it will have to refinance existing indebtedness, sell assets and/or otherwise raise funds in either the private or public markets to make all of the principal payments when due under its outstanding debt securities, beginning with principal payments due in 1999 under the 10-1/4% Senior Subordinated Notes. There can be no assurance that the Company will be able to refinance existing indebtedness or otherwise raise funds in a timely manner or that the proceeds therefrom will be sufficient to make all such principal payments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                          Page
                                                                         -----
Report of Independent Auditors                                              31

Consolidated Balance Sheets at December 31, 1994 and 1993                34-35

For the years ended December 31, 1994, 1993, and 1992:

        Consolidated Results of Operations                               32-33
        Consolidated Share Owners' Equity                                   36
        Consolidated Cash Flows                                          37-38

Statement of Significant Accounting Policies                             39-40

Financial Review                                                         41-63

Selected Quarterly Financial Data                                        64-65

-------------------------------------------------------------------------------
                        REPORT OF INDEPENDENT AUDITORS
-------------------------------------------------------------------------------

The Board of Directors and Share Owners
Owens-Illinois, Inc.

We have audited the accompanying consolidated balance sheets of Owens-Illinois, Inc. as of December 31, 1994 and 1993, and the related consolidated statements of results of operations, share owners' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14.(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens-Illinois, Inc. at December 31, 1994 and 1993 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in the Financial Review, in 1992 the Company changed its methods of accounting for postretirement benefits other than pensions and income taxes.



                                         /s/ Ernst & Young LLP
                                         ----------------------
                                         Ernst & Young LLP


Toledo, Ohio
February 3, 1995

---------------------------------------------------------------------------
CONSOLIDATED RESULTS OF OPERATIONS  Owens-Illinois, Inc.
Millions of dollars, except per share amounts
Years ended December 31,                       1994        1993        1992
---------------------------------------------------------------------------
Revenues:
  Net sales                                $3,567.3    $3,535.0    $3,392.6
  Royalties and net technical assistance       29.1        29.2        29.5
  Equity earnings                              22.3        25.3        23.2
  Interest                                     19.0        15.6        13.8
  Other                                        15.2        57.0        15.1
---------------------------------------------------------------------------
                                            3,652.9     3,662.1     3,474.2
Costs and expenses:
  Manufacturing, shipping, and delivery     2,824.3     2,823.8     2,744.1
  Research and development                     31.8        23.1        22.9
  Engineering                                  22.8        19.2        23.1
  Selling and administrative                  193.5       182.9       178.2
  Interest                                    278.2       290.0       312.9
  Other                                       131.0       617.6        36.1
---------------------------------------------------------------------------
                                            3,481.6     3,956.6     3,317.3
---------------------------------------------------------------------------
Earnings (loss) from continuing operations
  before items below                          171.3      (294.5)      156.9
Provision (credit) for income taxes            68.9      (113.1)       64.0
---------------------------------------------------------------------------
                                              102.4      (181.4)       92.9

Minority share owners' interests
  in earnings of subsidiaries                  24.1        19.4        14.6
---------------------------------------------------------------------------
Earnings (loss) from continuing operations
  before extraordinary items and cumulative
  effect of accounting changes                 78.3      (200.8)       78.3
Net earnings of discontinued
  operations                                                1.4        18.4
Gain on sale of discontinued
  operations, net of applicable income
  taxes                                                   217.0
---------------------------------------------------------------------------
Earnings before extraordinary items
  and cumulative effect of accounting
  changes                                      78.3        17.6        96.7
Extraordinary charges from early
  extinguishment of debt, net of applicable
  income taxes                                            (12.7)      (31.5)
Cumulative effect on prior years of changes
  in methods of accounting for income taxes
  and postretirement benefits, net of
  applicable income taxes                                            (199.4)
---------------------------------------------------------------------------
Net earnings (loss)                        $   78.3    $    4.9    $ (134.2)
===========================================================================

---------------------------------------------------------------------------
CONSOLIDATED RESULTS OF OPERATIONS Owens-Illinois, Inc. -- Continued Millions of dollars, except per share amounts
Years ended December 31,                       1994        1993        1992
---------------------------------------------------------------------------

Earnings (loss) per share of common stock:
  Earnings (loss) from continuing
    operations before extraordinary
    items and cumulative effect of
    accounting changes                     $   0.64    $  (1.70)   $   0.66
  Net earnings of discontinued
    operations                                             0.01        0.15
  Gain on sale of
    discontinued operations                                1.82
---------------------------------------------------------------------------

  Earnings before extraordinary
    items and cumulative effect of
    accounting changes                         0.64        0.13        0.81
  Extraordinary charges                                   (0.10)      (0.26)
  Cumulative effect of accounting changes                             (1.68)
---------------------------------------------------------------------------
  Net earnings (loss)                      $   0.64    $   0.03    $  (1.13)
===========================================================================


See accompanying Statement of Significant Accounting Policies and Financial Review.

-----------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS  Owens-Illinois, Inc.
Millions of dollars, except share amounts
December 31,                                                1994         1993
-----------------------------------------------------------------------------

Assets
Current assets:
  Cash, including time deposits of $56.8
    ($33.4 in 1993)                                     $  109.4     $   67.1
  Short-term investments, at cost which
    approximates market                                     32.2         26.5
  Receivables, less allowances of $38.7
    ($31.3 in 1993) for losses and discounts               415.5        340.0
  Inventories                                              477.1        472.8
  Prepaid expenses                                          64.9         53.6
-----------------------------------------------------------------------------
    Total current assets                                 1,099.1        960.0

Investments and other assets:
  Domestic investments and advances                         26.7         20.6
  Foreign investments and advances                          65.2         81.9
  Repair parts inventories                                 137.7        137.5
  Deferred taxes                                                         40.7
  Prepaid pension                                          597.9        616.5
  Insurance for asbestos-related costs                     470.1        282.9
  Deposits, receivables, and other assets                  235.0        180.5
  Excess of purchase cost over net assets
    acquired, net of accumulated amortization
    of $230.6 ($198.7 in 1993)                           1,049.4      1,083.0
-----------------------------------------------------------------------------
      Total investments and other assets                 2,582.0      2,443.6

Property, plant, and equipment:
  Land, at cost                                            103.4        102.6
  Buildings and equipment, at cost:
    Buildings and building equipment                       459.2        443.2
    Factory machinery and equipment                      2,041.0      1,744.9
    Transportation, office, and miscellaneous equipment     58.1         52.9
    Construction in progress                               156.7        142.3
-----------------------------------------------------------------------------
                                                         2,818.4      2,485.9
  Less accumulated depreciation                          1,181.9        988.1
-----------------------------------------------------------------------------
    Net property, plant, and equipment                   1,636.5      1,497.8
-----------------------------------------------------------------------------
Total assets                                            $5,317.6     $4,901.4
=============================================================================

-----------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS  Owens-Illinois, Inc. (continued)
Millions of dollars, except share amounts
December 31,                                                1994         1993
-----------------------------------------------------------------------------

Liabilities and Share Owners' Equity
Current liabilities:
  Short-term loans                                      $   44.3     $   49.2
  Accounts payable                                         280.3        240.7
  Salaries and wages                                        84.8         79.2
  U. S. and foreign income taxes                            20.8         18.9
  Current portion of asbestos-related liabilities          145.0
  Other accrued liabilities                                332.1        319.7
  Long-term debt due within one year                        20.7         18.4
-----------------------------------------------------------------------------
   Total current liabilities                               928.0        726.1

Long-term debt                                           2,624.7      2,419.3

Deferred taxes                                              47.0         32.7

Nonpension postretirement benefits                         405.4        415.3

Asbestos-related liabilities                               404.4        325.0

Other liabilities                                          407.0        597.0

Commitments and contingencies

Minority share owners' interests                           125.2         91.2

Share owners' equity:
  Preferred stock                                           26.3         26.3
  Common stock, par value $.01 per share, 250,000,000
    shares authorized, 119,079,496 shares outstanding;
    (118,978,327 in 1993)                                    1.2          1.2
  Capital in excess of par value                         1,034.6      1,033.9
  Deficit                                                 (618.4)      (696.7)
  Cumulative foreign currency translation adjustment       (67.8)       (69.9)
-----------------------------------------------------------------------------
    Total share owners' equity                             375.9        294.8
-----------------------------------------------------------------------------
Total liabilities and share owners' equity              $5,317.6     $4,901.4
=============================================================================




See accompanying Statement of Significant Accounting Policies and Financial Review.

-----------------------------------------------------------------------------
CONSOLIDATED SHARE OWNERS' EQUITY  Owens-Illinois, Inc.
Millions of dollars
Years ended December 31,                         1994        1993        1992
-----------------------------------------------------------------------------

Preferred stock
  Balance at beginning of year               $   26.3    $   26.3
  Issuance of preferred stock                                        $   26.3
-----------------------------------------------------------------------------
    Balance at end of year                       26.3        26.3        26.3
=============================================================================

Common stock
  Balance at beginning of year                    1.2         1.2         1.2
  Issuance of common stock
-----------------------------------------------------------------------------
    Balance at end of year                        1.2         1.2         1.2
=============================================================================

Capital in excess of par value
  Balance at beginning of year                1,033.9     1.034.0     1,034.0
  Issuance of common stock                         .7
  Purchase of common stock                                    (.1)
-----------------------------------------------------------------------------
    Balance at end of year                    1,034.6     1,033.9     1,034.0
=============================================================================

Deficit
  Balance at beginning of year                 (696.7)     (701.6)     (567.4)
  Net earnings (loss)                            78.3         4.9      (134.2)
-----------------------------------------------------------------------------
    Balance at end of year                     (618.4)     (696.7)     (701.6)
=============================================================================

Cumulative foreign currency
  translation adjustment
  Balance at beginning of year                  (69.9)      (61.3)      (52.9)
  Net change for the year                         2.1        (8.6)       (8.4)
-----------------------------------------------------------------------------
    Balance at end of year                      (67.8)      (69.9)      (61.3)
=============================================================================

Total share owners' equity                   $  375.9    $  294.8    $  298.6
=============================================================================


See accompanying Statement of Significant Accounting Policies and Financial Review.

-----------------------------------------------------------------------------
CONSOLIDATED CASH FLOWS  Owens-Illinois, Inc.
Millions of dollars
Years ended December 31,                         1994        1993        1992
-----------------------------------------------------------------------------

Operating activities:
  Earnings (loss) from continuing
    operations before extraordinary
    items and cumulative
    effect of accounting changes             $   78.3    $ (200.8)   $   78.3
    Non-cash charges (credits):
        Depreciation                            183.3       180.0       181.9
        Amortization of deferred costs           50.3        52.3        50.6
        Asbestos-related insurance              100.0
        Uninsured asbestos-related costs                    325.0
        Restructuring and other costs                       253.2
        Gains on sales of interests in Kimble
          and television glass businesses                   (46.1)
        Deferred tax provision (credit)          30.2      (145.6)       44.2
        Other                                   (25.4)       (8.1)      (16.0)
  Dividends from equity affiliates                4.4         5.6         5.4
  Change in non-current operating assets        (14.7)       25.7        21.8
  Asbestos-related payments                    (142.7)     (136.2)      (90.6)
  Asbestos-related insurance proceeds            79.9
  Reduction of non-current liabilities          (77.5)      (55.1)      (69.5)
  Change in components of working capital       (38.7)      (10.9)      (21.1)
-----------------------------------------------------------------------------
    Cash provided by continuing operating
      activities                                227.4       239.0       185.0

    Cash provided by (utilized in)
      discontinued operating activities                      (7.3)       29.4
-----------------------------------------------------------------------------
    Cash provided by operating activities       227.4       231.7       214.4

Investing activities:
  Additions to property, plant and equipment   (286.0)     (266.2)     (250.8)
  Acquisitions                                  (47.1)      (34.0)      (53.8)
  Net cash proceeds from divestitures            13.4       727.3        17.6
  Other                                           (.3)        2.1        (1.8)
-----------------------------------------------------------------------------
    Cash provided by (utilized in) investing
      activities                               (320.0)      429.2      (288.8)

-----------------------------------------------------------------------------
CONSOLIDATED CASH FLOWS  Owens-Illinois, Inc.  (continued)
Millions of dollars
Years ended December 31,                         1994        1993        1992
-----------------------------------------------------------------------------

Financing activities:
  Additions to long-term debt                $  513.7    $  107.0    $1,102.5
  Repayments of long-term debt                 (336.8)     (712.1)     (931.3)
  Decrease in short-term loans                   (4.0)      (13.7)       (1.9)
  Issuance of subsidiaries' stock                 4.3
  Payment of finance fees and debt retirement
    costs                                        (1.2)      (14.9)      (57.4)
  Issuance of common stock                         .7
-----------------------------------------------------------------------------
      Cash provided by (utilized in)
        financing activities                    176.7      (633.7)      111.9

Effect of exchange rate fluctuations on cash    (41.8)      (41.2)      (23.8)
-----------------------------------------------------------------------------
Increase (decrease) in cash                      42.3       (14.0)       13.7

Cash at beginning of year                        67.1        81.1        67.4
-----------------------------------------------------------------------------
Cash at end of year                          $  109.4    $   67.1    $   81.1
=============================================================================


See accompanying Statement of Significant Accounting Policies and Financial Review.

-------------------------------------------------------------------------------
STATEMENT OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------------

Basis of Consolidated Statements. The consolidated financial statements of Owens-Illinois, Inc. ("Company") include the accounts of its wholly-owned direct subsidiary, Owens-Illinois Group, Inc. ("Group"), and all other major subsidiaries. Substantially all the assets of the Company are represented by its investment in and receivables from Group.

The consolidated financial statements have been reclassified to reflect the Libbey business as discontinued operations. See Discontinued Operations.

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

Asbestos-related Asset and Liability. In the first quarter of 1994, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," ("FIN 39"), which prohibits offsetting receivables and payables unless several specific conditions are met, thereby establishing a valid right of setoff. Accordingly, the Company increased the receivables under asbestos-related insurance contracts to the total expected to be received, and increased the liability for asbestos-related costs by an equal amount representing the insured portion of anticipated future spending. This change did not impact earnings and, as provided in FIN 39, statements for periods prior to 1994 have not been restated.

Cash. The Company defines "cash" as cash and time deposits with maturities of three months or less when purchased.

Fair Values of Financial Instruments. The carrying amounts reported for cash, short-term investments and short-term loans approximate fair value. In addition, carrying amounts approximate fair value for certain long-term debt obligations subject to frequently redetermined interest rates. Fair values for the Company's significant fixed rate debt obligations are generally based on published market quotations. The Company is not a party to any significant derivative financial instruments.

Inventory Valuation. The Company uses the last-in, first-out (LIFO) cost method of inventory valuation for most domestic manufacturing inventories. Other manufacturing inventories are valued at the lower of standard costs (which approximate average costs), average costs, or market.

Excess of Purchase Cost over Net Assets Acquired. The excess of purchase cost over net assets acquired is being amortized over 40 years. The Company evaluates the recoverability of long-lived assets based on undiscounted projected cash flows, excluding interest and taxes, when factors indicate that an impairment may exist.

Property, Plant, and Equipment. In general, depreciation is computed using the straight-line method.

Income Taxes on Undistributed Earnings. In general, the Company plans to continue to invest in the business the undistributed earnings of foreign subsidiaries and corporate joint ventures accounted for by the equity method. Accordingly, taxes are provided only on that amount of undistributed earnings in excess of planned reinvestments.

Foreign Currency Translation. The assets and liabilities of certain affiliates and associates are translated at current exchange rates and any related translation adjustments are recorded directly in share owners' equity. Certain of the Company's major affiliates which are located in Brazil and Venezuela, as well as certain associates accounted for by the equity method, operate in "highly inflationary" economies. In such cases, certain assets of these affiliates and associates are translated at historical exchange rates and all translation adjustments are reflected in the statements of Consolidated Results of Operations.

Earnings (Loss) Per Share of Common Stock. Earnings (loss) per share of common stock is computed using weighted average shares of common stock outstanding (119,004,785 shares for 1994, 118,978,327 shares for 1993, and
118,979,638 shares for 1992) after deducting dividend requirements for preferred stock. Incremental shares applicable to outstanding stock options and exchangeable preferred stock are not included in the calculation as they would not materially affect the reported amounts.

-------------------------------------------------------------------------------
FINANCIAL REVIEW
Tabular data in millions of dollars, except share and per share amounts
-------------------------------------------------------------------------------

Changes in Components of Working Capital Related to Operations. Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures and changes in methods of accounting) were as follows:

----------------------------------------------------------------------------
                                                1994        1993        1992
----------------------------------------------------------------------------
Decrease (increase) in current assets:
  Short-term investments                     $  (1.5)    $  (3.4)    $  (1.3)
  Receivables                                  (71.3)      (10.9)      (10.8)
  Inventories                                    6.9       (17.3)      (39.9)
  Prepaid expenses                              (6.0)        3.9         1.0
Increase (decrease) in current liabilities:
  Accounts payable and accrued liabilities      26.7         5.0        57.0
  Salaries and wages                             4.8         1.2        (8.1)
  U. S. and foreign income taxes                 1.7        (6.0)      (23.8)
----------------------------------------------------------------------------
                                             $ (38.7)    $ (27.5)    $ (25.9)
============================================================================

Continuing operations                        $ (38.7)    $ (10.9)    $ (21.1)
Discontinued operations                                    (16.6)       (4.8)
----------------------------------------------------------------------------
                                             $ (38.7)    $ (27.5)    $ (25.9)
============================================================================

Inventories.  Major classes of inventory are as follows:
----------------------------------------------------------------------------
                                                            1994        1993
----------------------------------------------------------------------------
Finished goods                                            $377.4      $370.4
Work in process                                              4.2         7.6
Raw materials                                               73.0        67.2
Operating supplies                                          22.5        27.6
----------------------------------------------------------------------------
                                                          $477.1      $472.8
============================================================================

If inventories valued on the LIFO method had been valued at standard or average costs, which approximate current costs, consolidated inventories would be higher than reported by $19.6 million and $10.4 million at December 31, 1994 and 1993, respectively.

Manufacturing inventories valued at the lower of standard costs (which approximate average costs), average costs, or market at December 31, 1994 and 1993 were approximately $125.7 million and $116.2 million, respectively.

Investments. Domestic and foreign investments and advances relate principally to equity associates. Summarized information pertaining to the Company's equity associates follows:
----------------------------------------------------------------------------
                                                            1994        1993
----------------------------------------------------------------------------
At year-end:
    Equity in undistributed earnings:
      Foreign                                              $ 50.8      $40.9
      Domestic                                               10.8        2.8
----------------------------------------------------------------------------
        Total                                              $ 61.6      $43.7
============================================================================
    Equity in cumulative translation adjustment            $(14.1)     $(8.6)
============================================================================

----------------------------------------------------------------------------
                                                      1994     1993     1992
----------------------------------------------------------------------------
For the year:
    Equity in earnings before cumulative
    effect of changes in methods of accounting:
      Foreign                                        $12.8    $15.8    $12.4
      Domestic                                         9.5      9.5     10.8
----------------------------------------------------------------------------
        Total                                        $22.3    $25.3    $23.2
============================================================================
    Dividends received:
      Foreign                                        $ 2.9    $ 4.8    $ 4.9
      Domestic                                         1.5       .8       .5
----------------------------------------------------------------------------
        Total                                        $ 4.4    $ 5.6    $ 5.4
============================================================================

Summarized combined financial information for equity associates is as follows:

----------------------------------------------------------------------------
                                                          1994          1993
----------------------------------------------------------------------------
At end of year:
  Current assets                                      $  378.8      $  388.0
  Non-current assets                                     427.2         351.4
----------------------------------------------------------------------------
    Total assets                                         806.0         739.4
----------------------------------------------------------------------------
  Current liabilities                                    192.3         167.8
  Other liabilities and deferred items                   316.6         329.5
----------------------------------------------------------------------------
    Total liabilities and deferred items                 508.9         497.3
----------------------------------------------------------------------------
  Net assets                                          $  297.1      $  242.1
============================================================================

----------------------------------------------------------------------------
                                               1994        1993         1992
----------------------------------------------------------------------------
For the year:
  Net sales                                $1,018.6    $1,003.5     $1,114.2
============================================================================
  Gross profit                             $  199.3    $  201.3     $  182.1
============================================================================
  Net earnings                             $   62.2    $   67.8     $   59.7
============================================================================

During the fourth quarter of 1993, the Company sold the remaining 50% interest in the television glass business, the results of which are included above through the date of sale. On December 31, 1993, the Company sold 51% of its Kimble business. Results of the Kimble business for 1994 and balance sheet data at December 31, 1994 and 1993, are included above.

At December 31, 1994, the Company's equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $129 million. It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed.

Foreign Currency Translation. Aggregate foreign currency exchange gains (losses) included in other costs and expenses were $(53.9) million in 1994, $(16.1) million in 1993, and $18.4 million in 1992, and resulted principally from translation of the balance sheets of certain of the Company's major affiliates which are located in Brazil and Venezuela. Earnings on time deposits and short-term investments in those countries typically include an inflationary component, which has more than offset the exchange losses in both 1994 and 1993.

Changes in the cumulative foreign currency translation adjustment were as follows:
----------------------------------------------------------------------------
                                                  1994        1993      1992
----------------------------------------------------------------------------
Balance at beginning of year                    $(69.9)     $(61.3)   $(52.9)
Net effect of exchange rate
  fluctuations                                     1.6       (10.8)     (9.0)
Previous adjustments eliminated
  in divestitures                                              (.3)     (1.1)
 Deferred income taxes                              .5         2.5       1.7
----------------------------------------------------------------------------
Balance at end of year                          $(67.8)     $(69.9)   $(61.3)
============================================================================

The net effect of exchange rate fluctuations generally reflects changes in the relative strength of the U.S. dollar against major foreign currencies between the beginning and end of the year.

Other Accrued Liabilities. At December 31, 1994 and 1993, other accrued liabilities include accruals for interest, consisting principally of interest accrued on domestic obligations of $39.6 million and $40.2 million, respectively, and for employee health care benefits of $31.5 million and $36.0 million, respectively.

Short-Term Borrowings. At December 31, 1994 and 1993, the weighted average interest rate on outstanding short-term borrowings was 20.7% and 35.7%, respectively. The relatively high weighted average interest rates are reflective of the generally higher short-term borrowing costs incurred by most of the Company's Latin American affiliates.

Long-Term Debt. The following table summarizes the long-term debt of the Company at December 31, 1994 and 1993:
-----------------------------------------------------------------------------
                                                            1994         1993
-----------------------------------------------------------------------------
Bank Credit Agreement:
  Revolving Loans                                       $  450.3     $   57.6
  Bid Rate Loans                                            65.0
Senior Notes and Debentures:
  Senior Debentures, 11%, due 1999 to 2003               1,000.0      1,000.0
  Senior Variable Rate Notes                                            268.9
Senior Subordinated Notes:
  10-1/4%, due 1999                                        250.0        250.0
  10-1/2%, due 2002                                        150.0        150.0
  10%, due 2002                                            250.0        250.0
  9-3/4%, due 2004                                         200.0        200.0
  9.95%, due 2004                                          100.0        100.0
Other                                                      180.1        161.2
-----------------------------------------------------------------------------
                                                         2,645.4      2,437.7
  Less amounts due within one year                          20.7         18.4
-----------------------------------------------------------------------------
    Long-term debt                                      $2,624.7     $2,419.3
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

At December 31, 1994, the Company had unused credit available under the Bank Credit Agreement of $400.2 million.

Revolving loans bear interest, at the Company's option, at the prime rate or a Eurodollar deposit-based rate plus a margin linked to published ratings of the Company's senior debt instruments. The margin is currently .875% and is limited to a range of .625% to 1%. Swing Line and Overdraft Account loans bear interest at the prime rate minus the commitment fee percentage, defined below. The weighted average interest rate on borrowings outstanding under the Bank Credit Agreement at December 31, 1994, was 6.94%. While no compensating balances are required by the Agreement, the Company must pay a commitment fee on the excess of the Revolving Loan Commitments over the aggregate amount of Revolving Loans outstanding. The commitment fee, currently .375%, is subject to reduction to .25%, also based on changes in published rates.

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

Annual maturities for all of the Company's long-term debt through 1999 are as follows: 1995, $20.7 million; 1996, $35.3 million; 1997, $5.5 million; 1998,
$520.0 million; and 1999, $470.7 million.

Interest paid in cash aggregated $259.1 million for 1994, $284.2 million for 1993, and $304.8 million for 1992.

Fair values at December 31, 1994, of the Company's significant fixed rate debt obligations are as follows:
-----------------------------------------------------------------------------
                                                    Indicated
                                     Principal        Market
                                      Amount          Price        Fair Value
-----------------------------------------------------------------------------
11% Senior Debentures                $1,000.0        103-3/4        $ 1,037.5
Senior Subordinated Notes:
  10-1/4%                               250.0        100-1/8            250.3
  10-1/2%                               150.0         97-3/4            146.6
  10%                                   250.0         98                245.0
  9-3/4%                                200.0         94                188.0
  9.95%                                 100.0         95-1/4             95.3
-----------------------------------------------------------------------------

Operating Leases. Rent expense attributable to all operating leases was $53.4 million in 1994, $54.2 million in 1993, and $59.4 million in 1992. Contingent rental expense was not significant in any period presented. Minimum future rentals under operating leases are as follows: 1995, $32.6 million; 1996, $28.7 million; 1997, $27.8 million; 1998, $22.7 million; 1999, $19.9 million;
and 2000 and thereafter, $109.4 million.

Income Taxes. During the fourth quarter of 1992, the Company adopted SFAS No. 109, "Accounting for Income Taxes" effective January 1, 1992. The cumulative effect of adopting SFAS No. 109 as of January 1, 1992, was to increase net earnings by $97.0 million.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 1994 and 1993 are as follows:
-----------------------------------------------------------------------------
                                                          1994           1993
-----------------------------------------------------------------------------
Deferred tax assets:
      Asbestos-related liabilities                      $192.3         $113.8
      Other accrued liabilities                          167.8          215.5
      Accrued postretirement benefits                    143.2          145.9
      U. S. Federal tax loss carryovers                  107.4           92.1
      Other                                               55.5           57.1
-----------------------------------------------------------------------------
      Total deferred tax assets                          666.2          624.4

Deferred tax liabilities:
      Prepaid pension costs                              208.1          204.0
      Property, plant and equipment                      186.1          177.4
      Insurance for asbestos-related costs               164.5           99.0
      Inventory                                           45.6           45.5
      Receivables and other assets                        19.6           15.3
      Other                                               37.8           27.6
-----------------------------------------------------------------------------
      Total deferred tax liabilities                     661.7          568.8
-----------------------------------------------------------------------------
      Net deferred tax assets                           $  4.5         $ 55.6
=============================================================================

Deferred taxes are included in the Consolidated Balance Sheets at December 31, 1994 and 1993 as follows:
-----------------------------------------------------------------------------
                                                          1994           1993
-----------------------------------------------------------------------------
Prepaid expenses                                        $ 51.5         $ 47.6
Deferred tax assets                                                      40.7
Deferred tax liabilities                                 (47.0)         (32.7)
-----------------------------------------------------------------------------
      Net deferred tax assets                           $  4.5         $ 55.6
=============================================================================

The provision for income taxes consists of the following:
-----------------------------------------------------------------------------
                                                 1994        1993        1992
-----------------------------------------------------------------------------
Current:
  State and local                            $    2.9    $    2.0    $    3.7
  Foreign                                        35.8        31.6        28.7
-----------------------------------------------------------------------------
                                                 38.7        33.6        32.4
-----------------------------------------------------------------------------

Deferred:
  U. S. federal                                  22.7      (120.8)       42.1
  State and local                                 1.1       (17.0)        3.9
  Foreign                                         6.4        (7.8)       (1.8)
-----------------------------------------------------------------------------
                                                 30.2      (145.6)       44.2
-----------------------------------------------------------------------------

Total:
  U. S. federal                                  22.7      (120.8)       42.1
  State and local                                 4.0       (15.0)        7.6
  Foreign                                        42.2        23.8        26.9
-----------------------------------------------------------------------------
                                             $   68.9    $ (112.0)   $   76.6
=============================================================================

The provision for income taxes has been
  allocated as follows:
    Continuing operations                    $   68.9    $ (113.1)   $   64.0
    Discontinued operations                                   1.1        12.6
-----------------------------------------------------------------------------
                                             $   68.9    $ (112.0)   $   76.6
=============================================================================

The provision for income taxes was calculated based on the following components of earnings (loss) before income taxes and extraordinary items:
-----------------------------------------------------------------------------
                                                 1994        1993        1992
-----------------------------------------------------------------------------
Continuing operations:
  Domestic                                     $ 32.4    $ (411.6)     $ 64.5
  Foreign                                       138.9       117.1        92.4
Discontinued operations                                       2.5        31.0
-----------------------------------------------------------------------------
                                               $171.3    $ (292.0)     $187.9
=============================================================================

Income taxes paid (refunded) in cash were as follows:
-----------------------------------------------------------------------------
                                                 1994        1993        1992
-----------------------------------------------------------------------------
Domestic                                        $(6.5)      $ 1.0       $14.1
Foreign                                          20.2        18.5        13.2
-----------------------------------------------------------------------------
                                                $13.7       $19.5       $27.3
=============================================================================

A reconciliation of the provision for income taxes based on the statutory U.S. federal tax rate of 35% (34% for 1992) to the consolidated provision for income taxes is as follows:
-----------------------------------------------------------------------------
                                                 1994        1993        1992
-----------------------------------------------------------------------------
Pretax earnings (loss) at statutory
  U. S. Federal tax rate                      $  60.0    $ (102.2)      $63.9
Increase (decrease) in provision for
  income taxes due to:
  Effects of purchase price allocation
    including amortization of excess cost        11.5        11.0        10.8
   Effect of tax provision on equity
    earnings                                     (3.1)       (2.6)       (3.3)
  State and local income taxes net
    of related federal taxes                      2.6        (9.7)        5.0
  Effect of tax provision on
    consolidated foreign earnings                 2.5        (1.6)        2.2
  Research and development credits               (1.8)
  Possessions tax credits                        (1.5)       (0.9)       (0.7)
  Divestitures                                               (8.3)
  Adjustment for enacted change in tax
    rate                                                      2.4
  Other items                                    (1.3)       (0.1)       (1.3)
-----------------------------------------------------------------------------
Consolidated provision (credit) for
  income taxes                                $  68.9    $ (112.0)      $76.6
=============================================================================

For U. S. Federal income tax purposes, approximately $307 million of net operating loss is available as a carryover at December 31, 1994. Carryovers of the net operating loss expire beginning in 2004. For financial reporting purposes, a valuation reserve was established as of January 1, 1992 for $70 million of the capital loss carryover. The valuation reserve was eliminated in 1993, thereby reducing the tax provision that otherwise would have been required on the gain on the sale of the Libbey business.

Additionally, alternative minimum tax credits and research and development credits of approximately $16 million and $2 million, respectively, are available to offset future U. S. federal income tax. The alternative minimum tax credits do not expire while carryovers of the research and development credits expire beginning in 2009.

The issuance of shares of common stock in conjunction with the Company's recapitalization in 1991 resulted in a change of ownership for U. S. Federal income tax purposes. The Company's use of net operating loss, capital loss and tax credit carryovers may be limited pursuant to Section 382 and 383 of the Internal Revenue Code.

Preferred Stock. Preferred shares, $.01 par value, $7.00 cumulative dividend, issuable in series, at December 31, 1994, were as follows:

                                                         Number of Shares
                                                         ----------------
    Series A Exchangeable
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

The preferred shares are exchangeable into a number of common shares determined by multiplying the total number of exchangeable shares being exchanged by the sum of $100 plus all dividends accumulated and unpaid on each share being exchanged and dividing such amount by the last reported sales price of common shares on the New York Stock Exchange at the close of business on the business day next preceding the day of exchange. The shares are exchangeable at the option of the owners as follows: Series A, from and after the third anniversary of the date of issuance; Series B, from and after the fifth anniversary of the date of issuance; and Series C, from and after the sixth anniversary of the date of issuance. Dividends accumulated and unpaid were approximately $4.0 million and $2.1 million at December 31, 1994 and 1993, respectively.

Holders of the preferred shares have no voting rights, except on actions which would affect their rights to exchange shares for common shares, or on actions to increase the authorized number of exchangeable shares.

Stock Options. Nonqualified options to purchase shares of common stock of the Company are outstanding under the Stock Option Plan for Key Employees as amended and restated effective December 18, 1991 and the Stock Option Plan for Directors of Owens-Illinois, Inc. effective May 12, 1994.

Stock option activity is as follows:
---------------------------------------------------------------------------
                                                        1994           1993
---------------------------------------------------------------------------

Shares under option:
  Outstanding at beginning of year                 4,912,696      4,522,594
  Granted                                            571,673        442,255
  Exercised                                         (106,169)        (5,853)
  Canceled                                           (63,800)       (46,300)
---------------------------------------------------------------------------
    Outstanding at end of year                     5,314,400      4,912,696
===========================================================================
Price range of options granted              $11.00 - $12.625         $11.50
===========================================================================

---------------------------------------------------------------------------
                                                        1994           1993
---------------------------------------------------------------------------

At end of year:
  Shares reserved for option grants                2,062,340      2,540,613
===========================================================================
  Share options exercisable                        3,497,772      3,647,141
===========================================================================
  Price range of options exercisable          $5.00 - $12.50   $5.00-$12.50
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

Restrictions on Transfer of Assets. The governments and national banking systems of certain countries in which the Company has consolidated foreign affiliates impose various restrictions on the payment of dividends and transfer of funds out of those countries. Additionally, provisions of credit agreements entered into by certain foreign affiliates presently restrict the payment of dividends. The estimated U.S. dollar value of the foreign net assets included in the Consolidated Balance Sheets that are restricted in some manner as to transfer to the Company was approximately $150 million at December 31, 1994.

Pension Benefit Plans. Net credits to continuing operations for all of the Company's pension plans and certain deferred compensation arrangements amounted to $28.2 million in 1994, $26.7 million in 1993, and $29.6 million in 1992.

The Company has pension plans covering substantially all domestic employees. Benefits generally are based on compensation for salaried employees and on length of service for hourly employees. The Company's policy is to fund domestic pension plans such that sufficient assets will be available to meet future benefit requirements.

The following tables relate to the Company's principal domestic pension plans.


The funded status at year-end was as follows:
----------------------------------------------------------------------------
                                                        1994            1993
----------------------------------------------------------------------------
Actuarial present value of benefit obligations:
  Vested                                            $1,471.9        $1,621.9
  Nonvested                                             88.5           109.9
----------------------------------------------------------------------------
    Accumulated benefit obligation                   1,560.4         1,731.8
  Effect of assumed benefit increases                  112.2           145.3
----------------------------------------------------------------------------
    Projected benefit obligation                     1,672.6         1,877.1
Plan assets at fair value                            2,040.2         2,250.9
----------------------------------------------------------------------------
Plan assets in excess of projected benefit
  obligation                                           367.6           373.8
Unrecognized prior service cost                         37.4            44.0
Unrecognized net loss                                  192.9           198.7
----------------------------------------------------------------------------
Prepaid pension                                     $  597.9        $  616.5
============================================================================

The components of the net pension credit for the year were as follows:
----------------------------------------------------------------------------
                                              1994         1993         1992
----------------------------------------------------------------------------
Service cost - (benefits earned
  during the period)                       $  27.3      $  30.8      $  29.0
Interest cost on projected
  benefit obligation                         133.1        150.5        146.0
Actual return on plan assets                  21.8       (356.6)       (27.9)
Net amortization and deferral               (223.6)       139.4       (186.0)
----------------------------------------------------------------------------
                                           $ (41.4)     $ (35.9)     $ (38.9)
============================================================================

The actuarial present value of benefit obligations is based on a discount rate of 8.50% for 1994 and 7.25% for 1993. Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases on a scale of 5% for 1994 and 1993. The expected long-term rate of return on assets was 10% for 1994, 1993, and 1992. Amortization included in net pension credits is based on the average remaining service of employees. Plan assets include marketable equity securities which, at December 31, 1994, included 19,099,637 shares of the Company's common stock, government and corporate debt securities, real estate and commingled funds. During 1993 and 1992, the Company transferred $30.0 million and $31.7 million, respectively, of pension plans assets to a special trust for the purpose of funding qualified current retiree health liabilities.

Postretirement Benefits Other Than Pensions. The Company provides certain retiree health care and life insurance benefits covering substantially all U.S. salaried and certain hourly employees. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service.

In the fourth quarter of 1992, the Company adopted the provisions of SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions," for its postretirement benefit plans, effective January 1, 1992 on the immediate recognition basis. The cumulative effect as of January 1, 1992 of adopting SFAS No. 106 was to decrease net earnings by $470.5 million, less applicable imcome taxes of $174.1 million.

The components of the net postretirement benefit cost for the year were as follows:
-----------------------------------------------------------------------------
                                               1994         1993         1992
-----------------------------------------------------------------------------
Service cost (benefits earned during
  the period)                              $    2.1     $    5.1     $    7.8
Interest cost on accumulated
  post retirement benefit obligation           21.9         26.7         37.9
Amortization                                  (13.3)       (15.8)
-----------------------------------------------------------------------------
  Net postretirement benefit cost          $   10.7     $   16.0     $   45.7
=============================================================================

The components of the accumulated postretirement benefit obligation and amounts accrued at year-end were as follows:
----------------------------------------------------------------------------
                                                        1994            1993
----------------------------------------------------------------------------
Actuarial present value of benefit obligations:
  Retirees and dependents                           $  248.2        $  259.8
  Eligible active employees                             12.8            19.0
  Other active employees                                28.0            41.8
----------------------------------------------------------------------------
                                                       289.0           320.6
Unamortized prior service credit                       128.1           146.0
Unrecognized net loss                                  (11.7)          (51.3)
----------------------------------------------------------------------------
  Nonpension postretirement benefits                $  405.4        $  415.3
============================================================================

Assumed health care cost inflation was based on a rate of 9%, declining ratably to an ultimate rate of 6%. A one percentage point increase in these rates would have increased the accumulated postretirement benefit obligation at December 31, 1994 by $11.5 million and increased the net postretirement benefit cost for 1994 by $1.1 million. The assumed discount rates used in determining the accumulated postretirement benefit obligation were 8.50% and 7.25% at December 31, 1994 and 1993, respectively.

Benefits provided by the Company for certain of the hourly retirees are determined by collective bargaining. Most other domestic hourly retirees receive health and life insurance benefits from a multiemployer trust established by collective bargaining. Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $7.5 million in 1994, $7.3 million in 1993 and $7.9 million in 1992. Postretirement health and life benefits for retirees of foreign affiliates are generally provided through the national health care programs of the countries in which the affiliates are located.

Other Revenues. Other revenues for the year ended December 31, 1993, includes gains totaling $46.1 million (approximately $34.6 million after tax) from the fourth quarter sales of the remaining 50% interest in the television glass business and of 51% of the Kimble business.

Other Costs and Expenses. Other costs and expenses for the year ended December 31, 1994, includes $100 million to write down the insurance asset for asbestos-related costs. Other costs and expenses for the year ended December 31, 1993, includes $325 million for estimated uninsured future asbestos-related costs and charges totalling $253.2 million, principally for costs related to a restructuring program and including approximately $50 million for costs related to a December 1993 plant shutdown and an increase in estimated future fees and indemnification costs related to various environmental and legal matters.

Extraordinary Charges. As a result of the repayment of certain debt obligations prior to their scheduled maturities, the Company recorded extraordinary charges of $20.3 million and $49.5 million for the write-off of unamortized finance fees and redemption premiums, less applicable income taxes of $7.6 million and $18.0 million in 1993 and 1992, respectively.

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

Summary results of operations information for the Libbey business is as follows:
                                                    Period ended
                                                   June 18, 1993        1992
----------------------------------------------------------------------------
Total revenues                                            $118.1      $301.0
Costs and expenses                                          97.9       231.9
----------------------------------------------------------------------------
  Earnings before interest and taxes                        20.2        69.1
Interest expense                                            17.7        38.1
----------------------------------------------------------------------------
  Earnings before income taxes                               2.5        31.0
Provision for income taxes                                   1.1        12.6
----------------------------------------------------------------------------
Net earnings                                              $  1.4      $ 18.4
============================================================================

Interest expense allocated to discontinued operations is based on the indebtedness expected to be repaid with the proceeds from the sale of the Libbey business at applicable interest rates in effect during the periods. Revenues for 1992 include a $17.8 million ($10.5 million after tax) gain from the sale of Libbey's 50% interest in its Japanese glass tableware associate.

Contingencies. The Company was contingently liable at December 31, 1994, under guarantees of loans and lease obligations related to certain divested businesses, equity associates and other third parties in the principal amount of $54.6 million.

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

The lawsuits relating to such production and sale of asbestos material typically allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and punitive damages in various amounts. As of December 31, 1994, the Company estimates that it is a named defendant in asbestos bodily injury lawsuits and claims involving approximately 34,000 plaintiffs and claimants.

The following table shows the approximate number of plaintiffs and claimants involved in asbestos bodily injury lawsuits and claims pending at the beginning of, disposed of and filed during, and pending at the end of, each of the years listed (eliminating duplicate filings):

                                               1994        1993        1992
                                              ------      ------      ------
Pending at beginning of year                  41,000      53,000      74,000
Disposed                                      22,000      30,000      40,000
Filed                                         15,000      18,000      19,000
                                              ------      ------      ------
Pending at end of year                        34,000      41,000      53,000
                                              ======      ======      ======

Since receiving its first asbestos bodily injury lawsuit, the Company, as of December 31, 1994, has disposed of the lawsuits and claims of approximately 166,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $3,800. Certain of these dispositions have included deferred payment amounts payable over periods ranging from one to seven years; such amounts are included in the foregoing average indemnity payment per claim.

The Company's indemnity payments per claim have varied, and are expected to continue to vary considerably over time. They are affected by a multitude of factors, including the type and severity of the disease sustained by the claimant; the occupation of the claimant; the extent of the claimant's exposure to asbestos-containing insulation products manufactured or sold by the Company; the extent of the claimant's exposure to asbestos-containing products manufactured or sold by other producers; the number and financial resources of other producer defendants; the jurisdiction of suit; the presence or absence of other possible causes of the claimant's illness; the availability of legal defenses such as the statute of limitations or state of the art; and whether the claim was resolved on an individual basis or as part of a group settlement. Approximately 25% of the claims filed in 1994 were from claimants who claim so called "in place" exposure to asbestos containing products. These cases appear to involve significantly less serious disease and less exposure to the Company's product compared to traditional filings.

Total indemnity, claim disposition and litigation payments and expenses in asbestos bodily injury lawsuits and related proceedings may also be affected by (i) settlement and judgment payments by other defendants (which may take the form of a judgment credit for such settlements), (ii) claims or cross-claims by other asbestos manufacturers or suppliers seeking indemnity or contribution from the Company (including an arbitration claim by Owens-Corning Fiberglas Corporation for partial indemnity under a clause in a 1958 contract by which Owens-Corning Fiberglas Corporation acquired the Company's asbestos insulation business), and (iii) the Company's claims or cross-claims for contribution or indemnity from other asbestos manufacturers and suppliers

(including arbitration counterclaims by the Company against Owens-Corning Fiberglas Corporation). Because the scope and extent of all such contribution and indemnity claims vary considerably according to factual circumstances and applicable law, the Company is unable to estimate the precise extent to which such contribution or indemnity claims may affect the Company's total indemnity, claim disposition and litigation payments and expenses, but the Company nonetheless believes that the probable effect of all such claims against the Company will not be material.

The Company is also one of a number of defendants (typically 15 to 30) in a number of lawsuits and claims, some of which are class actions, brought by or on behalf of public or private property owners, alleging damages as a result of the presence of asbestos-containing insulation in various properties.
These lawsuits typically assert multiple theories of liability, including negligence, breach of warranty and strict liability, and seek various forms of monetary and equitable relief, including compensatory and punitive monetary damages, restitution and removal of asbestos-containing material. As of December 31, 1994, the Company was a named defendant in 19 such pending property damage lawsuits and claims.

The damage claims, including both compensatory and punitive damage claims, against the Company and the other defendants in the asbestos bodily injury and property damage lawsuits and claims referred to above exceed several billion dollars in the aggregate. Additionally, since 1982 a number of former producers and/or miners of asbestos or asbestos-containing products which were or would be co-defendants with the Company in the bodily injury lawsuits and claims and/or in the property damage lawsuits and claims have filed for reorganization under Chapter 11 of the United States Bankruptcy Code ("Co-Defendant Bankruptcies"). Pending lawsuits have been stayed as to all but one of these entities, but continue against the Company and the other defendants. Also, the trust created by the Manville Chapter 11 Reorganization Plan and charged with the responsibility for resolving asbestos bodily injury claims against Manville was found to be a limited fund by the United States District Court for the Eastern District of New York and virtually all proceedings against the trust have been stayed. A mandatory settlement class was certified against the trust resolving all claims by both plaintiffs and co-defendants; however, the United States Court of Appeals for the Second Circuit reversed the decision approving the settlement and remanded the case for further proceedings. In 1994, The District Court approved a $35 million settlement fund intended to partially reimburse co-defendants, including the Company, for verdicts and judgments entered against such companies from August 1992 to the date of the settlement. The amount to be received by the Company from such fund is uncertain at this time.

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

Currently, Congress and numerous state legislatures have under active consideration tort reform legislation that would apply to future asbestos claims and suits. While the scope and prospects for passage of all such legislation cannot be predicted at this time, passage of legislation which is currently proposed in Congress and various states likely would positively affect the Company's future asbestos claims litigation experience over the long term, although the short-term effect may be to accelerate filings of asbestos lawsuits in advance of the anticipated effective dates of such legislation.

In April, 1986, the Company and Aetna Life & Casualty Company ("Aetna") agreed to a final settlement fully resolving litigation between them (which followed the entry of partial summary judgment in favor of the Company in such litigation). Under its agreement with Aetna, in 1990 the Company began paying along with Aetna the costs incurred in connection with asbestos bodily injury lawsuits and claims; these payments by the Company also reduced the policy limits. The Company has processed claims, or identified claims to be processed, which has effectively exhausted its coverage under the Aetna agreement. The Company presently has similar litigation pending in New Jersey against the Company's insurers, agents and related parties for the years 1977 through 1985 in which the Company seeks damages and a declaration of coverage for both asbestos bodily injury and property damage claims under insurance policies in effect during those years (Owens-Illinois, Inc. v. United Insurance Co., et al, Superior Court of New Jersey, Middlesex County, November 30, 1984), some of which claims were settled in December 1994 as described further below. After deducting the settlements the total remaining coverage sought in this litigation and, in the Company's opinion, applicable to both bodily injury and property damage is approximately $500 million. The annual self-insurance applicable to such coverage is $1.0 million. The Company is also seeking additional coverage applicable solely to property damage claims. In April 1990, the Company obtained summary judgment for the coverage sought in this litigation and one of the defendant insurers, in turn, obtained summary judgment under certain reinsurance contracts. The defendants appealed the summary judgment granted to the Company and in April, 1993, the New Jersey Superior Court, Appellate Division affirmed the trial court on all policy interpretation issues but remanded for trial certain other issues. All parties petitioned the New Jersey Supreme Court for review. In January, 1994, the New Jersey Supreme Court granted certification on two policy interpretation issues, namely, the application of the continuous trigger theory of coverage and the consequent apportionment or allocation of liability.

In December, 1994, the New Jersey Supreme Court issued its decision upholding the Company's position on the trigger issue, but reversing and remanding the allocation issue for a determination by a special master of how the Company's losses or "risk" of asbestos-related losses should be allocated among the Company and the United Insurance Co. carriers according to the time on the risk and degree of risk transferred (in the case of insured years) or retained (in the case of self-insured years when insurance was available).

While the New Jersey Supreme Court's opinion on the allocation issue is unique and somewhat unprecedented, the Company believes, following intensive review of the decision and consultation with counsel, that its coverage claims in the United Insurance case have not been fundamentally or materially impaired as a result of the Supreme Court's ruling on the allocation issue.

Shortly before the issuance of the New Jersey Supreme Court decision, the Company partially settled its coverage claim against its primary captive insurer, Owens Insurance Ltd. ("OIL") to the extent of reinsurance provided to

OIL by certain reinsurance companies representing approximately 19% of total United Insurance coverage limits. This settlement required payment of 78.5% of applicable coverage limits within 60 days, which payments in the total amount of approximately $100 million were received in December, 1994 and in the first quarter of 1995.

The Company believes, based upon the rulings and decisions of the trial court, the Appellate Division and the Supreme Court, as well as its understanding of the facts and legal precedents, and upon advice of counsel, McCarter & English, that it is probable this litigation ultimately will be resolved in such a manner as to confirm a substantial amount of coverage in addition to that received pursuant to previous settlements. The date, however, of a final resolution with respect to both coverage and damage recovery is uncertain.
The principal remaining issues in the litigation (namely, the issues remanded for trial by the Appellate Division and the special master allocation proceeding) have all been remanded for such resolution to the Middlesex County Court, Chancery Division in New Jersey.

The coverage and any damage recovery obtained as a result of the United Insurance litigation could be applied to reimburse the Company with respect to its payments under the Aetna agreement, as well as other payments made by the Company. The Company has made a claim against certain United Insurance Co. insurers for all such payments to date. Such payments to date are included in the total insurance asset reflected on the Company's balance sheet. At December 31, 1994, the net amount receivable for unreimbursed payments was $345.7 million, which amount reflects receipt during 1994 of approximately $80 million of the previously described settlements. Accordingly, the amounts of such payments covered by this receivable have not been and are not expected to be reflected in the Company's Consolidated Results of Operations. In addition, the Company has entered into group settlement agreements which included settlement amounts payable in 1995 and later. As of December 31, 1994, such deferred payment amounts were approximately $157 million. The Company intends to add such deferred payment amounts to the currently receivable portion of the insurance asset when they are paid by the Company until that asset is exhausted.

The cumulative total of the unreimbursed payments and the deferred amounts as of December 31, 1994 was $502.7 million, which represents the Company's net pretax spending and commitments to spend on disposed lawsuits and claims as of that date. The Company expects all or a substantial portion of this total amount to be covered by the United Insurance Co. policies involved in the litigation described above. None of the foregoing total amount represented a spending commitment with respect to lawsuits and claims pending against the Company as of December 31, 1994.

As a result of Chapter 11 filings, the recent class action filings, and the continuing efforts in various federal and state courts to resolve asbestos lawsuits and claims in nontraditional manners, as well as the continued filings of new lawsuits and claims, the Company believes, as it always has, that its ultimate asbestos-related contingent liability (i.e., its indemnity or other claim disposition costs plus related litigation expenses) is difficult to estimate with certainty. However, the Company has continually monitored the trends of matters which may affect its ultimate liability and continually analyzes the trends, developments and variables affecting or likely to affect the resolution of pending and future asbestos claims against the Company.

Based on the trends and developments and their effect on the Company's ability to estimate probable costs of pending and likely future asbestos-related claims, the higher than expected costs of disposing of claims in certain jurisdictions, and taking into account the reimbursement it expects to receive in the future principally as a result of the United Insurance case, the Company determined in 1993 that it will likely have probable asbestos-related liabilities and costs which exceed its probable asbestos-related insurance reimbursement in the approximate amount of $325 million. Accordingly, the Company recorded a charge of such amount against its Consolidated Results of Operations for the fourth quarter of 1993. That determination was based on the Company's $650 million insurance asset also recorded in the fourth quarter of 1993, which asset amount was in turn principally based upon the Company's expected recovery and reimbursement in the United Insurance case. In view of the settlements described above and other relevant factors including the possible litigation and collection delay caused by the reversal and remand mandated by the recent decision of the New Jersey Supreme Court, the Company has further determined that the $650 million insurance asset should be reduced by $100 million (in addition to the approximately $100 million of insurance proceeds received as a result of the settlements described above). As a consequence, the Company recorded a further pretax charge of $100 million in the fourth quarter of 1994 to reflect this lower insurance asset valuation, which does not, however, reflect the full value of all coverage and other claims the Company is asserting in the United Insurance litigation.

Based on all the factors and matters relating to the Company's asbestos-related litigation and claims, the Company believes that its asbestos-related costs and liabilities will not exceed by a material amount the sum of the available insurance reimbursement the Company believes it has and will have principally as a result of the United Insurance case and the amount of such charges described in the preceding paragraph.

Other litigation is pending against the Company, in many cases involving ordinary and routine claims incidental to the business of the Company and in others presenting allegations that are nonroutine and involve compensatory, punitive or treble damage claims as well as other types of relief. The ultimate legal and financial liability of the Company in respect to the lawsuits and proceedings referred to above, in addition to other pending litigation, cannot be estimated with certainty. However, the Company believes, based on its examination of such matters and experience to date and discussions with counsel, that such ultimate liability will not be material in relation to the Company's Consolidated Financial Statements.

Segment Information.

The Company had three industry segments: Glass Containers, Plastics and Closures, and Specialized Glass. As reported herein, the Specialized Glass segment consists only of the Kimble laboratory and pharmaceutical glassware business in which a 51% interest was sold December 31, 1993. Amounts related to the Company's glass tableware business have been reclassified from the Specialized Glass segment to discontinued operations as a result of the June 1993 sale of Libbey.

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

Financial information regarding the Company's geographic segments is as follows:
----------------------------------------------------------------------------
                                            1994      1993 (a)          1992
----------------------------------------------------------------------------
Sales to unaffiliated customers:
  United States                         $2,773.9      $2,865.3      $2,752.3
  Other Western Hemisphere                 510.0         413.6         355.5
  Europe                                   283.4         256.1         284.8
----------------------------------------------------------------------------
    Consolidated total                  $3,567.3      $3,535.0      $3,392.6
============================================================================

Operating profit:
  United States                         $  394.8      $  137.3      $  337.8
  Other Western Hemisphere                 114.0          98.4          80.0
  Europe                                    26.0          23.9          27.3
  Eliminations                               (.8)
----------------------------------------------------------------------------
    Combined segment total              $  534.0      $  259.6      $  445.1
============================================================================

Identifiable assets:
  United States                         $2,944.8      $2,893.0      $3,164.7
  Other Western Hemisphere                 590.6         428.1         350.9
  Europe                                   306.2         256.0         263.1
  Eliminations                              (1.3)                        (.1)
----------------------------------------------------------------------------
    Consolidated total                  $3,840.3      $3,577.1      $3,778.6
============================================================================

(a) Operating profit for the United States geographic segment in 1993 includes charges totaling $233.2 million principally related to a restructuring program.

Financial information regarding the Company's worldwide business segments is as follows:
----------------------------------------------------------------------------
                                        1994 (b)      1993 (c)          1992
----------------------------------------------------------------------------
Sales to unaffiliated customers (a):
  Glass Containers                      $2,590.1      $2,427.3      $2,421.7
  Plastics and Closures                    976.1         908.6         781.0
  Specialized Glass                                      197.9         188.4
  Eliminations and other                     1.1           1.2           1.5
----------------------------------------------------------------------------
    Consolidated total                  $3,567.3      $3,535.0      $3,392.6
============================================================================
Operating profit:
  Glass Containers                      $  393.0      $  117.4      $  299.0
  Plastics and Closures                    140.4         123.3         133.4
  Specialized Glass                                       18.9          12.7
  Eliminations                                .6
  Other retained costs                    (125.8)       (305.0)        (12.3)
----------------------------------------------------------------------------
    Consolidated total                     408.2         (45.4)        432.8

Equity earnings                             22.3          25.3          23.2
Interest expense (net)                    (259.2)       (274.4)       (299.1)
----------------------------------------------------------------------------
                                           171.3        (294.5)        156.9
Reconciliation to earnings (loss) from
  continuing operations before
  extraordinary items and cumulative
  effect of accounting changes:
    Credit (provision) for income taxes    (68.9)        113.1         (64.0)
    Minority share owners' interests       (24.1)        (19.4)        (14.6)
----------------------------------------------------------------------------
Earnings (loss) from continuing
  operations before extraordinary
  items and cumulative effect of
  accounting changes                    $   78.3      $ (200.8)     $   78.3
============================================================================
(a) Sales of similar products which contributed 10% or more of consolidated net sales for 1994, 1993, and 1992, and their percentage contribution in each year, respectively, are glass containers with 67%, 64%, and 67%; and plastic containers with 17%, 16%, and 17%.

(b) Other retained costs for 1994 includes a fourth quarter charge of $100 million to write down the insurance asset for asbestos-related costs.

(c) Operating profit for 1993 includes charges of $325 million for estimated uninsured future asbestos-related costs, charges totaling $253.2 million principally related to a restructuring program, and gains totaling $46.1 million from the sale of the remaining 50% interest in the television glass business and 51% of the Kimble business. These items decreased operating profit as follows: Glass Containers, $214.0 million, Plastics and Closures, $16.0 million, Specialized Glass, $3.2 million, and other retained costs, $298.9 million.

-----------------------------------------------------------------------------
                                                 1994        1993        1992
-----------------------------------------------------------------------------
Identifiable Assets:
  Glass Containers                           $2,628.1    $2,372.9    $2,395.2
  Plastics and Closures                       1,215.1     1,207.0     1,182.2
  Specialized Glass                                                     205.8
  Eliminations                                   (2.9)       (2.8)       (4.6)
-----------------------------------------------------------------------------
    Combined segment total                    3,840.3     3,577.1     3,778.6

  Investments in and advances
    to associates                                91.9       102.5       164.1
  Corporate and other
    retained assets                           1,385.4     1,221.8       978.5
  Discontinued operations                                               229.9
-----------------------------------------------------------------------------
  Total                                      $5,317.6    $4,901.4    $5,151.1
=============================================================================

Property, plant and equipment
-- capital expenditures:
  Glass Containers                           $  174.6    $  153.1    $  141.1
  Plastics and Closures                         110.9       100.3        82.0
  Specialized Glass                                           8.8        12.4
-----------------------------------------------------------------------------
    Combined segment total                      285.5       262.2       235.5
  Corporate and other
    retained assets                                .5          .7         1.9
  Discontinued operations                                     3.3        13.4
-----------------------------------------------------------------------------
  Total                                      $  286.0    $  266.2    $  250.8
=============================================================================

Property, plant and equipment
-- depreciation:
  Glass Containers                           $  117.9    $  110.9    $  117.8
  Plastics and Closures                          62.2        54.9        50.8
  Specialized Glass                                          10.6         9.9
-----------------------------------------------------------------------------
    Combined segment total                      180.1       176.4       178.5
  Corporate and other
    retained assets                               3.2         3.6         3.4
  Discontinued operations                                     7.3        13.5
-----------------------------------------------------------------------------
  Total                                      $  183.3    $  187.3    $  195.4
=============================================================================

Selected Quarterly Financial Data (unaudited). The following tables present selected financial data by quarter for the years ended December 31, 1994 and 1993:
----------------------------------------------------------------------------
                                   1994 (a)
----------------------------------------------------------------------------
                         First      Second     Third      Fourth
                        Quarter    Quarter    Quarter    Quarter       Total
----------------------------------------------------------------------------
Net sales               $ 839.2    $ 915.4    $ 927.9    $ 884.8    $3,567.3
============================================================================
Gross profit            $ 165.1    $ 202.2    $ 205.8    $ 169.9    $  743.0
============================================================================
Net earnings (loss)     $  28.1    $  51.4    $  46.4    $ (47.6)   $   78.3
============================================================================
Net earnings (loss) per
  share of common stock $  0.23    $  0.43    $  0.39    $ (0.41)   $   0.64
============================================================================

(a) In the fourth quarter of 1994, the Company recorded a charge of $100 million to write down the insurance asset for asbestos-related costs. The net aftertax amount of this charge was $61.7 million, or $0.52 per share.

----------------------------------------------------------------------------
                                   1993 (a)
----------------------------------------------------------------------------
                         First      Second     Third      Fourth
                        Quarter    Quarter    Quarter    Quarter       Total
----------------------------------------------------------------------------
Net sales               $ 832.1    $ 915.0    $ 914.6    $ 873.3    $3,535.0
============================================================================
Gross profit            $ 168.5    $ 200.3    $ 195.7    $ 146.7    $  711.2
============================================================================
Earnings (loss):
  Continuing operations $  22.7    $  47.1    $  42.9    $(313.5)   $ (200.8)
  Discontinued
    operations              (.9)       2.3                               1.4
  Gain on sale of
    discontinued
    business, net of
    applicable income
    taxes                            217.0                             217.0
  Extraordinary charges
    from early extin-
    guishment of debt,
    net of applicable
    income taxes                      (7.4)      (1.0)      (4.3)      (12.7)
----------------------------------------------------------------------------
  Net earnings (loss)   $  21.8    $ 259.0    $  41.9    $(317.8)   $    4.9
============================================================================

Earnings (loss) per share
  of common stock:
  Continuing operations $  0.19    $  0.39    $  0.36    $ (2.64)   $  (1.70)
  Discontinued
    operations            (0.01)      0.02                              0.01
  Gain on sale of
    discontinued
    business, net of
    applicable income
    taxes                             1.82                              1.82
  Extraordinary charges              (0.06)     (0.01)     (0.03)      (0.10)
----------------------------------------------------------------------------
  Net earnings (loss)   $  0.18    $  2.17    $  0.35    $ (2.67)   $   0.03
============================================================================

(a) In the fourth quarter of 1993, the Company recorded charges of $325 million for estimated uninsured future asbestos costs, charges totaling $253.2 million principally related to a restructuring program, and gains on asset sales totaling $46.1 million. The net aftertax amount of all these items was $322.4 million, or $2.71 per share.


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

Information with respect to executive officers is included herein on pages 13 - 15.



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

                                    PART IV

ITEM 14.(a).     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


Index of Financial Statements and Financial Statement Schedules Covered by Report of Independent Auditors.

                                                                     Page
                                                                    -----
Report of Independent Auditors                                         31

Consolidated Balance Sheets at December 31, 1994 and 1993           34-35

For the years ended December 31, 1994, 1993 and 1992

     Consolidated Results of Operations                             32-33
     Consolidated Share Owners' Equity                                 36
     Consolidated Cash Flows                                        37-38

Statement of Significant Accounting Policies                        39-40

Financial Review                                                    41-63


     Financial Statement Schedule                               Schedule Page
     ----------------------------                               -------------
For the years ended December 31, 1994, 1993, and 1992:

  II - Valuation and Qualifying Accounts (Consolidated)               S-1


All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule.

EXHIBIT INDEX

S-K Item 601
    No.                               Document
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
    No.                                  Document
------------                             --------
4.6        -- Acknowledgment Regarding Additional Secured Debt, dated as of
              July 10, 1992, by the Pledgors (filed as Exhibit 4.4 to the Registrants' Current Report on Form 8-K dated as of July 15, 1992, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
4.7        -- Acknowledgment to Intercreditor Agreement, dated as of July 9,
              1992, by the Trustee and the Pledgors (filed as Exhibit 4.5 to the Registrants' Current Report on Form 8-K dated as of July 15, 1992, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
4.8        -- Indenture, dated as of April 1, 1992, between the Company and
              Harris Trust and Savings Bank under which the Company has issued its 10-1/4% Senior Subordinated Notes due April 1, 1999; 10% Senior Subordinated Notes due August 1, 2002; 10-1/2% Senior Subordinated Notes due June 15, 2002; and 9-3/4% Senior Subordinated Notes due August 15, 2004 (filed as Exhibit 4(a) to the Registrants' Current Report on Form 8-K dated as of March 27, 1992, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
4.9        -- First Supplemental Indenture, dated as of September 28, 1992, between the Company and Harris Trust and Savings Bank (filed as
              Exhibit 4(a) to the Registrants' Current Report on Form 8-K dated as of October 1, 1992, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
4.10       -- Form of Indenture dated September 28, 1992, Shelf Registration for up to $200 million of Senior Subordinated Debt Securities between the Company and Harris Trust and Savings Bank, under which the Company has issued its 9.95% Senior Subordinated Notes due October 15, 2004 (filed as Exhibit 4.2 to the Registrants' Registration Statement, File no. 33-51982, and incorporated herein by reference).
4.11       -- Refinancing Credit Agreement, dated as of December 15, 1993, among Owens-Illinois, Inc., the lenders listed therein, including those named as lead managers and co-agents and Bankers Trust Company including exhibits thereto (filed as Exhibit 4.11 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1993, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
10.1       -- Lease Agreement, dated as of May 21, 1980, between Owens-
              Illinois, Inc. and Leyden Associates Limited Partnership (filed as Exhibit 5 to the Registrants' Registration Statement, File No. 2-68022, and incorporated herein by reference).
10.2       -- Owens-Illinois Supplemental Retirement Benefit Plan, dated as of October 1, 1991 (filed as Exhibit 3.5 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1992, File nos. 1-9576 and 33-13061, and incorporated herein by reference).

S-K Item 601
    No.                                  Document
------------                             --------
10.3 *     -- First Amendment to Owens-Illinois, Inc. Supplemental Retirement
              Benefit Plan effective on December 31, 1993 (filed as Exhibit
              10.19 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1993, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
10.4       -- Sixth Amended and Restated Owens-Illinois Salary Retirement
              Plan (filed as Exhibit 3.5 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1992, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
10.5 *     -- Written description of the Owens-Illinois Senior Executive Life
              Insurance Plan (filed as Exhibit 3.5 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1992, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
10.6 *     -- Form of Employment Agreement between Owens-Illinois, Inc. and various Employees (filed as Exhibit 10(m) to the Registrants' Annual Report on Form 10-K for the fiscal year ended December 31, 1987, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
10.7 *     -- Form of Non-Qualified Stock Option Agreement between Owens-
              Illinois, Inc. and various Employees (filed as Exhibit 10(1) to the Registrants' Annual Report on Form 10-K for the fiscal year ended December 31, 1987, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
10.8 *     -- Form of Subscription Agreement between Owens-Illinois, Inc. and various Purchasers (filed as Exhibit 10(k) to the Registrants' Annual Report on Form 10-K for the fiscal year ended December 31, 1987, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
10.9 *     -- Form of First Amendment to Subscription Agreement between
              Owens-Illinois, Inc. and Robert J. Lanigan (filed as Exhibit
              10.19 to the Registrants' Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
10.10 *    -- Form of Non-Qualified Stock Option Agreement between Owens-
              Illinois, Inc., and Robert J. Lanigan (filed as Exhibit 10.21 to the Registrants' Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
10.11 *    -- Form of First Amendment to Non-Qualified Stock Option Agreement
              between Owens-Illinois, Inc. and Robert J. Lanigan (filed as
              Exhibit 10.20 to the Registrants' Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
10.12 *    -- Form of Consulting Agreement between Owens-Illinois, Inc. and
              Robert J. Lanigan (filed as Exhibit 10.17 to the Registrants' Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File nos. 1-9576 and 33-13061, and incorporated herein by reference).

S-K Item 601
    No.                                  Document
------------                             --------
10.13      -- Fourth Amended and Restated Owens-Illinois, Inc. Stock Purchase
              and Savings Program (filed as Exhibit 4.1 to Registrants' Form S-8, File nos. 1-9576 and 33-43559, and incorporated herein by reference).
10.14 *    -- Amended and Restated Owens-Illinois, Inc. Senior Management
              Incentive Plan effective on January 1, 1993 (filed as Exhibit
              10.15 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1993, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
10.15 *    -- Amended and Restated Owens-Illinois, Inc. Performance Award
              Plan effective on January 1, 1993 (filed as Exhibit 10.16 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1993, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
10.16 *    -- Owens-Illinois, Inc. Corporate Officers Deferred Compensation
              Plan effective on December 31, 1993 (filed as Exhibit 10.17 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1993, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
10.17 *    -- Owens-Illinois, Inc. Executive Savings Plan effective on
              December 31, 1993 (filed as Exhibit 10.18 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1993, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
10.18 *    -- Stock Option Plan for Directors of Owens-Illinois, Inc. (filed as Exhibit 4.3 to Registrants' Form S-8, File no. 33-57141, and incorporated herein by reference).
10.19 *    -- Form of Stock Option Plan for Directors of Owens-Illinois, Inc.
              (filed as Exhibit 4.4 to Registrants' Form S-8, File no. 33-57141, and incorporated herein by reference).
10.20 *    -- Second Amended and Restated Stock Option Plan for Key Employees
              of Owens-Illinois, Inc. (filed herewith).
10.21 *    -- Form of Non-Qualified Stock Option Agreement for Amended and
              Restated Stock Option Plan for Key Employees of Owens-Illinois, Inc. for use under the Plan (filed herewith).
21         -- Subsidiaries of the Registrants (filed herewith).
23.1       -- Consent of Independent Auditors (filed herewith).
23.2       -- Consent of McCarter & English (filed herewith).
24         -- Owens-Illinois, Inc. and Owens-Illinois Group, Inc. Power of
              Attorney (filed herewith).

S-K Item 601
    No.                                  Document
------------                             --------
27         -- Financial Data Schedule (filed herewith).

* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c).

-------------

ITEM 14.(b).     REPORTS ON FORM 8-K

On December 22, 1994, the Registrants filed a Form 8-K with the Commission with a press release dated December 22, 1994, announcing the decision of the New Jersey Supreme Court regarding the Company's United Insurance litigation. No other reports on Form 8-K were filed by the Registrants during the last quarter of 1994.

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



Date:  March 30, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Owens-Illinois, Inc. and Owens-Illinois Group, Inc. and in the capacities and on the dates indicated.


     Signature                     Title
     ---------                     -----
Robert J. Dineen       Director

Edward A. Gilhuly      Director

James H. Greene, Jr.   Director

Robert J. Lanigan      Chairman Emeritus of the Board of Directors; Director

Joseph H. Lemieux      Chairman of the Board of Directors and Chief Executive
                       Officer (Principal Executive Officer); Director

John J. McMackin, Jr.  Director

Michael W. Michelson   Director

George R. Roberts      Director

David G. Van Hooser    Vice President, Treasurer and Comptroller
                       (Principal Accounting Officer)

Lee A. Wesselmann      Senior Vice President and Chief Financial Officer
                       (Principal Financial Officer); Director




                                          By/s/ Thomas L. Young
                                            ----------------------
                                            Thomas L. Young
                                            Attorney-in-fact




Date:  March 30, 1995

INDEX TO FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule of Owens-Illinois, Inc. and Subsidiaries:

For the years ended December 31, 1994, 1993, and 1992:

                                                                         PAGE
                                                                         ----
II -- Valuation and Qualifying Accounts (Consolidated) . . . . . . .      S-1

                             OWENS-ILLINOIS, INC.

        SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS (CONSOLIDATED)

                 Years ended December 31, 1994, 1993, and 1992
                             (Millions of Dollars)


Reserves deducted from assets in the balance sheets:

Allowances for losses and discounts on receivables
--------------------------------------------------

                                      Additions
                                 ------------------
                    Balance at   Charged to                          Balance
                    beginning    costs and   Other     Deductions   at end of
                    of period    expenses   (Note 1)    (Note 2)     period
                    ---------------------------------------------------------

1994 . . . . . . .  $  31.3      $  32.4    $   0.0    $  25.0      $  38.7
                    =======      =======    =======    =======      =======
1993 . . . . . . .  $  31.4      $  23.0    $   0.0    $  23.1      $  31.3
                    =======      =======    =======    =======      =======
1992 . . . . . . .  $  29.1      $  13.5    $   0.8    $  12.0      $  31.4
                    =======      =======    =======    =======      =======

(1) The amounts in "Other" represent recoveries of accounts previously charged off as uncollectible.

(2) Deductions from allowances for losses and discounts on receivables represent uncollectible notes and accounts written off.