Form 10-Q
period 1995-03-31
OWENS ILLINOIS INC /DE/
filed 1995-05-15
CIK 812074

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549

(Mark one)                         FORM 10-Q

   (x)      Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                       For Quarter Ended March 31, 1995
                                      or
   ( )         Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                             Owens-Illinois, Inc.
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

   Delaware                        1-9576                    22-2781933
- ---------------                  -----------               --------------------
(State or other                  (Commission               (IRS Employer
jurisdiction of                  File No.)                 Identification No.)
incorporation or
organization)
                         Owens-Illinois Group, Inc.
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

   Delaware                       33-13061                   34-1559348
- ---------------                  -----------               --------------------
(State or other                  (Commission               (IRS Employer
jurisdiction of                  File No.)                 Identification No.)
incorporation or
organization)
                   One SeaGate, Toledo, Ohio                          43666
- -------------------------------------------------------------------------------
             (Address of principal executive offices)               (Zip Code)

                                 419-247-5000
- -------------------------------------------------------------------------------
             (Registrants' telephone number, including area code)

      Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing
      requirements for the past 90 days.  Yes  X    No
                                              ---      ---
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Owens-Illinois, Inc. $.01 par value common stock - 119,079,496 shares at April 30, 1995.

      Owens-Illinois Group, Inc. $.01 par value common stock - 100 shares at April 30, 1995.

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

The Condensed Consolidated Financial Statements presented herein are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated. Since the following condensed unaudited financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing in the Registrants' Annual Report on Form 10-K for the year ended December 31, 1994.

                             OWENS-ILLINOIS, INC.
                 CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
                  Three months ended March 31, 1995 and 1994
                (Millions of dollars, except per-share amounts)

                                                            1995        1994
Revenues:                                                 ------      ------
  Net sales                                               $923.6      $839.2
  Royalties and net technical assistance                     6.8         7.0
  Equity earnings                                            3.8         4.9
  Interest                                                   8.1         4.5
  Other                                                     11.6         6.4
                                                          ------      ------
                                                           953.9       862.0


Costs and expenses:
  Manufacturing, shipping, and delivery                    731.9       674.1
  Research and development                                   8.1         6.8
  Engineering                                                6.3         6.0
  Selling and administrative                                47.6        48.5
  Interest                                                  73.1        67.6
  Other                                                     20.7         3.2
                                                          ------      ------
                                                           887.7       806.2
                                                          ------      ------
Earnings before items below                                 66.2        55.8

Provision for income taxes                                  26.1        24.0

Minority share owners' interests in earnings
  of subsidiaries                                            6.8         3.7
                                                          ------      ------
Net earnings                                              $ 33.3      $ 28.1
                                                          ======      ======
Net earnings per share of common stock                    $ 0.28      $ 0.23
                                                          ======      ======



                            See accompanying notes.

                               OWENS-ILLINOIS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
             March 31, 1995, December 31, 1994, and March 31, 1994
                             (Millions of dollars)

                                             March 31,   Dec. 31,    March 31,
                                                1995       1994         1994
                                             ---------   --------    ---------
Assets
Current assets:
  Cash, including time deposits               $   97.1   $  109.4     $   59.0
  Short-term investments, at cost which
    approximates market                           36.8       32.2         26.1
  Receivables, less allowances for losses
    and discounts ($35.0 at March 31, 1995,
    $38.7 at December 31, 1994, and $29.9 at
    March 31, 1994)                              490.8      415.5        418.1
  Inventories                                    495.4      477.1        473.1
  Prepaid expenses                                70.9       64.9         56.6
                                              --------   --------     --------
      Total current assets                     1,191.0    1,099.1      1,032.9

Investments and other assets:
  Domestic investments and advances               19.6       26.7         20.9
  Foreign investments and advances                59.5       65.2         61.9
  Repair parts inventories                       148.9      137.7        145.7
  Deferred taxes                                                          26.1
  Prepaid pension                                609.6      597.9        626.0
  Insurance for asbestos-related costs           443.0      470.1        650.0
  Deposits, receivables, and other assets        234.3      235.0        215.8
  Excess of purchase cost over net assets
    acquired, net of accumulated
    amortization ($238.5 at March 31,
    1995, $230.6 at December 31, 1994,
    and $206.6 at March 31, 1994)              1,046.6    1,049.4      1,069.8
                                              --------   --------     --------
      Total investments and other assets       2,561.5    2,582.0      2,816.2

Property, plant, and equipment, at cost        2,959.0    2,818.4      2,659.9
Less accumulated depreciation                  1,245.6    1,181.9      1,085.1
                                              --------   --------     --------
      Total property, plant, and equipment     1,713.4    1,636.5      1,574.8
                                              --------   --------     --------
Total assets                                  $5,465.9   $5,317.6     $5,423.9
                                              ========   ========     ========

                                            March 31,   Dec. 31,   March 31,
                                               1995       1994        1994
                                            ---------   --------   ---------
Liabilities and Share Owners' Equity
Current liabilities:
  Short-term loans and long-term debt
    due within one year                      $   91.9   $   65.0    $   88.3
  Current portion of asbestos-related
    liabilities                                 145.0      145.0       140.0
  Accounts payable and other liabilities        690.4      718.0       632.6
                                             --------   --------    --------
      Total current liabilities                 927.3      928.0       860.9

Long-term debt                                2,734.8    2,624.7     2,567.8

Deferred taxes                                   61.4       47.0        33.8

Nonpension postretirement benefits              398.4      405.4       412.7

Asbestos-related liabilities                    372.7      404.4       513.0

Other liabilities                               410.0      407.0       596.6

Commitments and contingencies

Minority share owners' interests                156.3      125.2       116.4

Share owners' equity:
  Preferred stock                                26.3       26.3        26.3
  Common stock, par value $.01 per share
    (119,079,496 shares outstanding at
     March 31, 1995 and December 31, 1994;
     118,978,327 at March 31, 1994)               1.2        1.2         1.2
  Capital in excess of par value              1,034.6    1,034.6     1,033.9
  Deficit                                      (585.1)    (618.4)     (668.6)
  Cumulative foreign currency translation
    adjustment                                  (72.0)     (67.8)      (70.1)
                                             --------   --------    --------
      Total share owners' equity                405.0      375.9       322.7
                                             --------   --------    --------
Total liabilities and share owners' equity   $5,465.9   $5,317.6    $5,423.9
                                             ========   ========    ========






                            See accompanying notes.

                              OWENS-ILLINOIS, INC.
                       CONDENSED CONSOLIDATED CASH FLOWS
                  Three months ended March 31, 1995 and 1994
                             (Millions of dollars)

                                                          1995          1994
                                                      --------      --------
Cash flows from operating activities:
  Net earnings                                        $   33.3      $   28.1
  Non-cash charges (credits):
    Depreciation                                          51.3          49.3
    Amortization of deferred costs                        12.2          11.3
    Other                                                 (1.4)         16.6
  Dividends from equity affiliates                                       1.8
  Change in non-current operating assets                 (16.6)        (11.3)
  Asbestos-related payments                              (31.7)        (39.1)
  Asbestos-related insurance proceeds                     27.1
  Reduction of non-current liabilities                     (.1)         (1.1)
  Change in components of working capital                (94.7)        (94.4)
                                                      --------      --------
    Cash utilized in operating activities                (20.6)        (38.8)

Cash flows from investing activities:
  Additions to property, plant, and equipment            (70.5)        (54.0)
  Acquisitions and other                                 (17.9)        (44.7)
  Net cash proceeds from divestitures                       .3            .7
                                                      --------      --------
    Cash utilized in investing activities                (88.1)        (98.0)

Cash flows from financing activities:
  Additions to long-term debt                            102.5         408.3
  Repayments of long-term debt                           (14.2)       (278.1)
  Increase in short-term loans                             8.2          14.5
                                                      --------      --------
    Cash provided by financing activities                 96.5         144.7

Effect of exchange rate fluctuations on cash               (.1)        (16.0)
                                                      --------      --------
Decrease in cash                                         (12.3)         (8.1)

Cash at beginning of period                              109.4          67.1
                                                      --------      --------
Cash at end of period                                 $   97.1      $   59.0
                                                      ========      ========

                            See accompanying notes.

                               OWENS-ILLINOIS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      Tabular data in millions of dollars


1.  Inventories

Major classes of inventory were as follows:

                                       March 31,      Dec. 31,      March 31,
                                          1995          1994           1994
                                       ---------      --------      ---------
  Finished goods                          $389.9        $377.4         $375.1
  Work in process                            4.0           4.2            5.5
  Raw materials                             70.1          73.0           66.3
  Operating supplies                        31.4          22.5           26.2
                                          ------        ------         ------
                                          $495.4        $477.1         $473.1
                                          ======        ======         ======
2.  Long-Term Debt

The following table summarizes the long-term debt of the Company:
- -----------------------------------------------------------------------------
                                       March 31,      Dec. 31,      March 31,
                                          1995          1994           1994
Bank Credit Agreement:                 ---------      --------      ---------
  Revolving Loans                       $  467.2      $  450.3       $  266.3
  Bid Rate Loans                           148.0          65.0          195.0
Senior Debentures, 11%,
  due 1999 to 2003                       1,000.0       1,000.0        1,000.0
Senior Subordinated Notes:
  10-1/4%, due 1999                        250.0         250.0          250.0
  10-1/2%, due 2002                        150.0         150.0          150.0
  10%, due 2002                            250.0         250.0          250.0
  9-3/4%, due 2004                         200.0         200.0          200.0
  9.95%, due 2004                          100.0         100.0          100.0
Other                                      191.9         180.1          181.3
- -----------------------------------------------------------------------------
                                         2,757.1       2,645.4        2,592.6
  Less amounts due within one year          22.3          20.7           24.8
- -----------------------------------------------------------------------------
    Long-term debt                      $2,734.8      $2,624.7       $2,567.8
=============================================================================

The Company has an agreement with a group of banks ("Bank Credit Agreement" or "Agreement") which provides Revolving Loan Commitments under which the Company may borrow up to $1 billion through December 1998. The Agreement includes Swing Line and Overdraft Account facilities providing for aggregate borrowings up to $50 million which reduce the amount available for borrowing under the Revolving Loan Commitments. In addition, the terms of the Bank Credit Agreement permit the Company to request Bid Rate Loans from banks participating in the Agreement and to issue Commercial Paper notes to other purchasers. Borrowings outstanding under Bid Rate Loans and Commercial Paper notes are limited to $450 million in the aggregate and reduce the amount available for borrowing under the Revolving Loan Commitments. The Revolving Loan Commitments also provide for the issuance of letters of credit totaling up to $300 million.

At March 31, 1995, the Company had unused credit available under the Bank Credit Agreement of $315.2 million.

Revolving loans bear interest, at the Company's option, at the prime rate or a Eurodollar deposit-based rate plus a margin linked to published ratings of the Company's senior debt instruments. The margin is currently .875% and is limited to a range of .625% to 1%. Swing Line and Overdraft Account loans bear interest at the prime rate minus the commitment fee percentage, defined below. The weighted average interest rate on borrowings outstanding under the Bank Credit Agreement at March 31, 1995, was 7.02%. While no compensating balances are required by the Agreement, the Company must pay a commitment fee on the excess of the Revolving Loan Commitments over the aggregate amount of Revolving Loans outstanding. The commitment fee, currently .375%, is subject to reduction to .25%, also based on changes in published ratings.

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

3.  Cash Flow Information

Interest paid in cash aggregated $39.8 million for the first quarter of 1995 and $34.8 million for the first quarter of 1994. Income taxes paid in cash totaled $8.1 million for the first quarter of 1995 and $6.3 million for the first quarter of 1994.

4.  Contingencies

The Company is one of a number of defendants (typically 10 to 20) in a substantial number of lawsuits filed in numerous state and federal courts by persons alleging bodily injury (including death) as a result of exposure to dust from asbestos fibers. From 1948 to 1958, one of the Company's former business units commercially produced and sold a high-temperature, clay-based insulating material containing asbestos. The insulation material was used in limited industrial applications such as shipyards, power plants and chemical plants. During its ten years in the high-temperature insulation business, the Company's aggregate sales of insulation material containing asbestos were less than $40 million. The Company exited the insulation business in April 1958. The traditional asbestos lawsuits relating to such production and sale of asbestos material typically allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and punitive damages in various amounts. As of March 31, 1995, the Company estimates that it is a named defendant in such asbestos bodily injury lawsuits and claims involving approximately 26,000 plaintiffs and claimants.

The Company's indemnity payments for these claims have varied on a per-claim basis, and are expected to continue to vary considerably over time. They are affected by a multitude of factors, including the type and severity of the disease sustained by the claimant; the occupation of the claimant; the extent of the claimant's exposure to asbestos-containing insulation products manufactured or sold by the Company; the extent of the claimant's exposure to asbestos-containing products manufactured or sold by other producers; the number and financial resources of other producer defendants; the jurisdiction of suit; the presence or absence of other possible causes of the claimant's illness; the availability of legal defenses such as the statute of limitations or state of the art; and whether the claim was resolved on an individual basis or as part of a group settlement.

Total indemnity, claim disposition and litigation payments and expenses in asbestos bodily injury lawsuits and related proceedings may also be affected by (i) settlement and judgment payments by other defendants (which may take the form of a judgment credit for such settlements), (ii) claims or cross-claims by other asbestos manufacturers or suppliers seeking indemnity or contribution from the Company (including an arbitration claim by Owens-Corning Fiberglas Corporation for partial indemnity under a clause in a 1958 contract by which Owens-Corning Fiberglas Corporation acquired the Company's asbestos insulation business), and (iii) the Company's claims or cross-claims for contribution or indemnity from other asbestos manufacturers and suppliers (including arbitration counterclaims by the Company against Owens-Corning Fiberglas Corporation). Because the scope and extent of all such contribution and indemnity claims vary considerably according to factual circumstances and applicable law, the Company is unable to estimate the precise extent to which such contribution or indemnity claims may affect the Company's total indemnity, claim disposition and litigation payments and expenses, but the Company nonetheless believes that the probable effect of all these particular claims or cross-claims against the Company will not be material.

The Company is also one of a number of defendants (typically over 90) in separate bodily injury lawsuits involving approximately 7,000 plaintiffs who allege that they are or were maritime workers. On March 31, 1995, a class action against the Company was filed in Common Pleas Court in Cuyahoga County, Ohio which purports to consist of all maritime claimants alleging exposure to the Company's asbestos-containing insulation products. The class action has been removed by the Company to federal court and the Company anticipates that the case may become part of the Multi-District Litigation proceeding in Philadelphia described further below. These maritime plaintiffs, who are all represented by the same attorney, primarily allege so-called "in-place" exposure to asbestos-containing products while serving aboard merchant marine vessels. Such cases as a group appear to involve significantly less serious disease compared to traditional filings and the vast majority may not involve any medical condition attributable to exposure to the Company's product.
Since 1988, approximately 8,000 such lawsuits filed by the same attorney have been dismissed by various courts for procedural deficiencies. One thousand of these cases dismissed were "with prejudice," and many of the other dismissals involved the same claimants in duplicate or repetitive suit filings. In view of these factors, the Company presently believes that the probable ultimate disposition of these maritime claims will not involve any material additional indemnity liability and no longer includes them in the total number of pending claims and lawsuits set forth above.

The Company is also one of a number of defendants (typically 15 to 30) in a number of lawsuits and claims, some of which are class actions, brought by or on behalf of public or private property owners, alleging damages as a result of the presence of asbestos-containing insulation in various properties.
These lawsuits typically assert multiple theories of liability, including negligence, breach of warranty and strict liability, and seek various forms of monetary and equitable relief, including compensatory and punitive monetary damages, restitution and removal of asbestos-containing material. As of March 31, 1995, the Company was a named defendant in 17 such pending property damage lawsuits and claims, which are not included in the total number of pending lawsuits and claims set forth in the first paragraph above.

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

The coverage and any damage recovery obtained as a result of the United Insurance litigation could be applied to reimburse the Company with respect to its payments under the Aetna agreement, as well as other payments made by the Company. The Company has made a claim against certain United Insurance Co. insurers for all such payments to date. Such payments to date are included in the total insurance asset reflected on the Company's balance sheet. At March 31, 1995, the net amount receivable for unreimbursed payments was $350.3 million, which amount reflects receipt of the previously described settlements. Accordingly, the amounts of such payments covered by this receivable have not been and are not expected to be reflected in the Company's Consolidated Results of Operations.

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

Based on the trends and developments and their effect on the Company's ability to estimate probable costs of pending and likely future asbestos-related claims, the higher than expected costs of disposing of claims in certain jurisdictions, and taking into account the reimbursement it expects to receive in the future principally as a result of the United Insurance case, the Company determined in 1993 that it will likely have probable asbestos-related liabilities and costs which exceed its probable asbestos-related insurance reimbursement in the approximate amount of $325 million. Accordingly, the Company recorded a charge of such amount against its Consolidated Results of Operations for the fourth quarter of 1993. That determination was based on the Company's $650 million insurance asset also recorded in the fourth quarter of 1993, which asset amount was in turn principally based upon the Company's expected recovery and reimbursement in the United Insurance case. In view of the settlements described above and other relevant factors including the possible litigation and collection delay caused by the reversal and remand mandated by the December 1994 decision of the New Jersey Supreme Court, the Company further determined that the $650 million insurance asset should be reduced by $100 million (in addition to the approximately $100 million of insurance proceeds received as a result of the settlements described above). As a consequence, the Company recorded a further pretax charge of $100 million in the fourth quarter of 1994 to reflect this lower insurance asset valuation, which does not, however, reflect the full value of all coverage and other claims the Company is asserting in the United Insurance litigation.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations - First Quarter 1995 compared with First Quarter 1994

The Company recorded net earnings of $33.3 million for the first quarter of 1995, an increase of 18.5% over first quarter 1994 net earnings of $28.1 million. Consolidated net sales for the first quarter of 1995 were $923.6 million, an increase of 10.1%, or $84.4 million, over the first quarter of 1994. Consolidated operating profit for the first quarter of 1995 was $127.4 million, an increase of $13.4 million, or 11.8%, compared to the same period in 1994. Interest expense, net of interest income, was $65.0 million for the first quarter of 1995, an increase of $1.9 million over 1994. The effective tax rate for the first quarter of 1995 was 39.4%, compared to 43.0% for the first quarter of 1994 and 40.2% for the full year 1994.

Capsule segment results (in millions of dollars) for the first quarter of 1995 and 1994 were as follows:
- ----------------------------------------------------------------------------
                                 Net sales
                         (Unaffiliated customers)          Operating Profit
- ----------------------------------------------------------------------------
                              1995          1994          1995          1994
                          --------      --------      --------      --------
Glass Containers          $  658.8      $  601.0      $   96.6      $   83.3
Plastics and Closures        264.5         237.9          37.6          36.5
Eliminations and other
  retained costs                .3            .3          (6.8)         (5.8)
- ----------------------------------------------------------------------------
Consolidated total        $  923.6      $  839.2      $  127.4        $114.0
============================================================================

Net sales of the Glass Containers segment increased $57.8 million, or 9.6% over 1994. Domestic glass container sales and unit shipments approximately equaled those of the prior year. Increased shipments of beer containers, partially due to the March 31, 1994 acquisition of a customer's glass contain-er manufacturing facility, more than offset lower soft drink container volumes. The combined U.S. dollar sales of the segment's foreign affiliates increased 38.9% reflecting increased unit shipments at most foreign affili-ates, particularly in Brazil, reflecting improved economic conditions in that country. Net sales for the first quarter of 1995 also reflect the consolida-tion of recently acquired glass container operations in Poland and India. Net sales of the Plastics and Closures segment increased $26.6 million, or 11.2%, over the prior year. Higher unit shipments of trigger sprayers and plastic containers for personal care and health care products contributed to the increase. Higher prices due in part to the pass-through of higher resin costs in the plastics and closures product lines also resulted in higher reported sales.

The operating profit of the Glass Containers segment increased $13.3 million, or 16.0%. Domestically, operating profit increased principally as a result of cost reductions and productivity improvements achieved through restructuring programs. Internationally, higher combined U.S. dollar operating profit of the segment's foreign affiliates resulted from generally increased unit shipments and higher margins, particularly at the Brazilian and Colombian affiliates. The economic effects of exchange and price controls instituted in Venezuela in June 1994 negatively affected the first quarter 1995 operating profit. Similar programs and controls instituted in prior years have had a temporary adverse effect on the operating profit of the Company's affiliates; however, the Company is not able to project the magnitude or duration of such effects on future operating results. The operating profit of the Plastics and Closures segment increased $1.1 million, or 3.0%, compared to the first three months of 1994. Domestically, the plastic bottles and closures businesses benefited from more favorable pricing and improved cost control along with strong demand for trigger sprayers and plastic containers for personal care and health care products. Higher raw material costs and a less favorable sales mix in the labels and carriers business partially offset the improve-ments in the plastic bottles and closures businesses. Also, the segment's operations in Mexico continue to be adversely affected by weak economic conditions and the devaluation of the peso. Other retained costs were slightly higher principally due to expenses incurred associated with the Company's reengineering programs.

Capital Resources and Liquidity

The Company's total debt at March 31, 1995 was $2.83 billion compared to $2.69 billion at December 31, 1994 and $2.66 billion at March 31, 1994.

At March 31, 1995, the Company had available credit totaling $1 billion under the Bank Credit Agreement expiring in December 1998, of which $315.2 million had not been utilized. At December 31, 1994, the Company had $400.2 million of credit which had not been utilized under the Agreement. The increased utilization during the first three months of 1995 resulted from capital expenditures, acquisitions, asbestos-related payments, and normal seasonal working capital requirements, partially offset by cash provided by operations, including cash received for settlement of a portion of the insurance asset for asbestos-related costs. Cash utilized in operating activities was $20.6 million for the first three months of 1995 compared to $38.8 million in 1994. During the first three months of 1995, cash expenditures related to the fourth quarter 1993 restructuring charge were approximately $10 million.

In the twelve-month period commencing April 1, 1995, the Company anticipates that cash flow from its operations and from utilization of available credit under the Bank Credit Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations. The Company faces additional demands upon its liquidity for asbestos-related payments until the United Insurance litigation is fully resolved; the date of the resolution is uncertain. Based on the Company's expectations regarding favorable trends which should lower its aggregate payments for lawsuits and claims and its expectation of substantial insurance coverage and reimbursement for such lawsuits and claims as a result of the United Insurance litigation and also based on the Company's expected operating cash flow, the Company believes that the payment of any deferred amounts of previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits and claims associated with asbestos, will not have a material adverse effect upon the Company's liquidity on a short-term or long-term basis.

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

                         PART II -- OTHER INFORMATION


Item 1.  Legal Proceedings.

          (a) Contingencies. Note 4 to the Condensed Consolidated Financial Statements, "Contingencies," that is included in Part I of this Report, is incorporated herein by reference.


Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits:

               Exhibit 23  Consent of McCarter & English

               Exhibit 27  Financial Data Schedule

          (b)  Reports on Form 8-K:

               On February 9, 1995, the Registrants filed a Form 8-K with the Commission with a press release dated February 9, 1995, announcing 1994 results and an unusual charge to write down the insurance asset for asbestos-related costs in the fourth quarter of 1994. No other reports on Form 8-K were filed by the Registrants during the first quarter of 1995.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                               OWENS-ILLINOIS, INC.


Date May 15, 1995           By /s/ Lee A. Wesselmann
     --------------            --------------------------------------------
                               Lee A Wesselmann, Senior Vice President and
                               Chief Financial Officer (Principal Financial
                               Officer)



                               OWENS-ILLINOIS GROUP, INC.


Date May 15, 1995           By /s/ Lee A. Wesselmann
     --------------            --------------------------------------------
                               Lee A Wesselmann, Senior Vice President and
                               Chief Financial Officer (Principal Financial
                               Officer)

                               INDEX TO EXHIBITS


Exhibits
- --------
   23         Consent of McCarter & English

   27         Financial Data Schedule