Form 10-Q
period 1995-09-30
OWENS ILLINOIS INC /DE/
filed 1995-11-09
CIK 812074

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549

(Mark one)                         FORM 10-Q

  (x)      Quarterly Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                     For Quarter Ended September 30, 1995
                                      or
  ( )      Transition Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                              Owens-Illinois, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

   Delaware                       1-9576                  22-2781933
---------------                 -----------           -------------------------
(State or other                 (Commission           (IRS Employer
jurisdiction of                 File No.)             Identification No.)
incorporation or
organization)
                         Owens-Illinois Group, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    Delaware                     33-13061                 34-1559348
---------------                 -----------           -------------------------
(State or other                 (Commission           (IRS Employer
jurisdiction of                 File No.)             Identification No.)
incorporation or
organization)
                     One SeaGate, Toledo, Ohio                          43666
-------------------------------------------------------------------------------
              (Address of principal executive offices)              (Zip Code)

                                 419-247-5000
-------------------------------------------------------------------------------
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

      Owens-Illinois, Inc. $.01 par value common stock - 119,550,396 shares at October 31, 1995.

      Owens-Illinois Group, Inc. $.01 par value common stock - 100 shares at October 31, 1995.

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

                             OWENS-ILLINOIS, INC.
                 CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
                Three months ended September 30, 1995 and 1994
                (Millions of dollars, except per-share amounts)

                                                           1995          1994
Revenues:                                              --------      --------
  Net sales                                            $  962.2      $  927.9
  Royalties and net technical assistance                    6.8           8.0
  Equity earnings                                           4.4           6.7
  Interest                                                  7.3           5.0
  Other                                                    11.7           3.2
                                                       --------      --------
                                                          992.4         950.8
Costs and expenses:
  Manufacturing, shipping, and delivery                   747.9         722.1
  Research and development                                  7.4           7.7
  Engineering                                               6.4           8.3
  Selling and administrative                               43.3          46.2
  Interest                                                 77.0          70.9
  Other                                                    15.6           8.0
                                                       --------      --------
                                                          897.6         863.2
                                                       --------      --------
Earnings before items below                                94.8          87.6

Provision for income taxes                                 29.9          35.4

Minority share owners' interests in earnings
  of subsidiaries                                           8.8           5.8
                                                       --------      --------
Net earnings                                           $   56.1      $   46.4
                                                       ========      ========
Net earnings per share of common stock                 $   0.46      $   0.39
                                                       ========      ========













                            See accompanying notes.

                             OWENS-ILLINOIS, INC.
                 CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
                 Nine months ended September 30, 1995 and 1994
                (Millions of dollars, except per-share amounts)

                                                           1995          1994
Revenues:                                              --------      --------
  Net sales                                            $2,870.8      $2,682.5
  Royalties and net technical assistance                   20.2          21.6
  Equity earnings                                          12.1          15.7
  Interest                                                 22.1          14.2
  Other                                                    33.6          11.7
                                                       --------      --------
                                                        2,958.8       2,745.7
Costs and expenses:
  Manufacturing, shipping, and delivery                 2,232.8       2,109.4
  Research and development                                 22.4          20.9
  Engineering                                              19.9          20.1
  Selling and administrative                              133.0         141.6
  Interest                                                226.5         207.9
  Other                                                    54.4           9.5
                                                       --------      --------
                                                        2,689.0       2,509.4
                                                       --------      --------
Earnings before items below                               269.8         236.3

Provision for income taxes                                 95.5          96.1

Minority share owners' interests in earnings
  of subsidiaries                                          25.9          14.3
                                                       --------      --------
Net earnings                                           $  148.4      $  125.9
                                                       ========      ========
Net earnings per share of common stock                 $   1.23      $   1.05
                                                       ========      ========













                            See accompanying notes.

                              OWENS-ILLINOIS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
         September 30, 1995, December 31, 1994, and September 30, 1994
                             (Millions of dollars)

                                             Sept. 30,   Dec. 31,   Sept. 30,
                                               1995        1994       1994
Assets                                       ---------   --------   ---------
Current assets:
  Cash, including time deposits               $   88.4   $  109.4    $   60.3
  Short-term investments, at cost which
    approximates market                           80.9       32.2        29.7
  Receivables, less allowances for losses and
    discounts ($36.2 at September 30, 1995,
    $38.7 at December 31, 1994, and $30.9
    at September 30, 1994)                       489.3      415.5       444.7
  Inventories                                    485.6      477.1       471.9
  Prepaid expenses                                69.5       64.9       104.6
                                              --------   --------    --------
      Total current assets                     1,213.7    1,099.1     1,111.2

Investments and other assets:
  Domestic investments and advances               21.6       26.7        26.0
  Foreign investments and advances                62.7       65.2        64.1
  Repair parts inventories                       159.9      137.7       151.5
  Prepaid pension                                634.9      597.9       574.6
  Insurance for asbestos-related costs           435.7      470.1       650.0
  Deposits, receivables, and other assets        236.2      235.0       233.1
  Excess of purchase cost over net assets
    acquired, net of accumulated amortization
    ($254.4 at September 30, 1995, $230.6
    at December 31, 1994, and $222.6 at
    September 30, 1994)                        1,030.2    1,049.4     1,054.9
                                              --------   --------    --------
      Total investments and other assets       2,581.2    2,582.0     2,754.2

Property, plant, and equipment, at cost        2,985.2    2,818.4     2,734.5
Less accumulated depreciation                  1,299.4    1,181.9     1,154.7
                                              --------   --------    --------
    Net property, plant, and equipment         1,685.8    1,636.5     1,579.8
                                              --------   --------    --------
Total assets                                  $5,480.7   $5,317.6    $5,445.2
                                              ========   ========    ========

                                             Sept. 30,   Dec. 31,   Sept. 30,
                                               1995        1994       1994
Liabilities and Share Owners' Equity         ---------   --------   ---------
Current liabilities:
  Short-term loans and long-term debt
    due within one year                       $   93.4   $   65.0    $   81.5
  Current portion of asbestos-related
    liabilities                                  145.0      145.0       140.0
  Accounts payable and other liabilities         681.2      718.0       688.9
                                              --------   --------    --------
    Total current liabilities                    919.6      928.0       910.4

Long-term debt                                 2,746.4    2,624.7     2,610.0

Deferred taxes                                    76.6       47.0        85.0

Nonpension postretirement benefits               391.6      405.4       406.8

Asbestos-related liabilities                     289.6      404.4       438.1

Other liabilities                                370.5      407.0       450.3

Commitments and contingencies

Minority share owners' interests                 170.4      125.2       123.0

Share owners' equity:
  Preferred stock                                 26.3       26.3        26.3
  Common stock, par value $.01 per share
    (119,549,946 shares outstanding
     at September 30, 1995; 119,079,496
     at December 31, 1994; and 119,003,327
     at September 30, 1994)                        1.2        1.2         1.2
  Capital in excess of par value               1,038.4    1,034.6     1,034.1
  Deficit                                       (470.0)    (618.4)     (570.8)
   Cumulative foreign currency translation
    adjustment                                   (79.9)     (67.8)      (69.2)
                                              --------   --------    --------
      Total share owners' equity                 516.0      375.9       421.6
                                              --------   --------    --------
Total liabilities and share owners' equity    $5,480.7   $5,317.6    $5,445.2
                                              ========   ========    ========



                            See accompanying notes.

                              OWENS-ILLINOIS, INC.
                       CONDENSED CONSOLIDATED CASH FLOWS
                 Nine months ended September 30, 1995 and 1994
                             (Millions of dollars)

                                                             1995       1994
                                                         --------   --------
Cash flows from operating activities:
  Net earnings                                           $  148.4   $  125.9
    Non-cash charges (credits):
      Depreciation                                          148.4      139.0
      Amortization of deferred costs                         36.6       35.5
      Other                                                 (12.2)      13.9
  Dividends from equity affiliates                             .7        1.8
  Change in non-current operating assets                    (40.4)     (27.5)
  Asbestos-related payments                                (114.8)    (114.0)
  Asbestos-related insurance proceeds                        34.4
  Reduction of non-current liabilities                       (5.7)     (11.2)
  Change in components of working capital                  (153.1)    (109.7)
                                                         --------   --------
    Cash provided by operating activities                    42.3       53.7

Cash flows from investing activities:
  Additions to property, plant, and equipment              (177.4)    (186.6)
  Acquisitions and other                                    (18.0)     (46.0)
  Net cash proceeds from divestitures                         7.0       12.8
                                                         --------   --------
    Cash utilized in investing activities                  (188.4)    (219.8)

Cash flows from financing activities:
  Additions to long-term debt                               160.2      476.8
  Repayments of long-term debt                              (54.0)    (310.7)
  Increase in short-term loans                               15.0        9.9
  Issuance of common stock                                    3.8         .2
  Issuance of subsidiaries' stock                                        4.3
  Payment of finance fees and debt retirement costs                     (1.2)
                                                         --------   --------
    Cash provided by financing activities                   125.0      179.3

Effect of exchange rate fluctuations on cash                   .1      (20.0)
                                                         --------   --------
Decrease in cash                                            (21.0)      (6.8)
Cash at beginning of period                                 109.4       67.1
                                                         --------   --------
Cash at end of period                                    $   88.4   $   60.3
                                                         ========   ========


                            See accompanying notes.

                              OWENS-ILLINOIS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      Tabular data in millions of dollars

1.  Inventories

Major classes of inventory were as follows:

                                     Sept. 30,       Dec. 31,        Sept. 30,
                                       1995            1994            1994
Manufacturing:                       ---------       --------        ---------
  Finished goods                        $376.9         $377.4           $371.0
  Work in process                          5.7            4.2              4.8
  Raw materials                           70.4           73.0             72.5
  Operating supplies                      32.6           22.5             23.6
                                        ------         ------           ------
                                        $485.6         $477.1           $471.9
                                        ======         ======           ======

2.  Long-Term Debt

The following table summarizes the long-term debt of the Company:
------------------------------------------------------------------------------
                                     Sept. 30,       Dec. 31,        Sept. 30,
                                       1995            1994            1994
Bank Credit Agreement:               ---------       --------        ---------
  Revolving Loans                     $  490.0       $  450.3         $  351.2
  Bid Rate Loans                         140.0           65.0            155.0
Senior Debentures, 11%,
  due 1999 to 2003                     1,000.0        1,000.0          1,000.0
Senior Subordinated Notes:
  10-1/4%, due 1999                      250.0          250.0            250.0
  10-1/2%, due 2002                      150.0          150.0            150.0
  10%, due 2002                          250.0          250.0            250.0
  9-3/4%, due 2004                       200.0          200.0            200.0
  9.95%, due 2004                        100.0          100.0            100.0
Other                                    184.3          180.1            176.7
------------------------------------------------------------------------------
                                       2,764.3        2,645.4          2,632.9
  Less amounts due within one year        17.9           20.7             22.9
------------------------------------------------------------------------------
    Long-term debt                    $2,746.4       $2,624.7         $2,610.0
==============================================================================

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

At September 30, 1995, the Company had unused credit available under the Bank Credit Agreement of $301.3 million.

Revolving loans bear interest, at the Company's option, at the prime rate or a Eurodollar deposit-based rate plus a margin linked to published ratings of the Company's senior debt instruments. The margin is currently .875% and is limited to a range of .625% to 1%. Swing Line and Overdraft Account loans bear interest at the prime rate minus the commitment fee percentage, defined below. The weighted average interest rate on borrowings outstanding under the Bank Credit Agreement at September 30, 1995, was 6.65%. While no compensating balances are required by the Agreement, the Company must pay a commitment fee on the excess of the Revolving Loan Commitments over the aggregate amount of Revolving Loans outstanding. The commitment fee, currently .375%, is subject to reduction to .25%, also based on changes in published ratings.

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

3.  Cash Flow Information

Interest paid in cash aggregated $180.9 million and $165.3 million for the nine months ended September 30, 1995 and September 30, 1994, respectively. Income taxes paid in cash totaled $29.3 million and $9.3 million for the nine months ended September 30, 1995 and September 30, 1994, respectively.

4.  Contingencies

The Company is one of a number of defendants (typically 10 to 20) in a substantial number of lawsuits filed in numerous state and federal courts by persons alleging bodily injury (including death) as a result of exposure to dust from asbestos fibers. From 1948 to 1958, one of the Company's former business units commercially produced and sold a high-temperature, clay-based insulating material containing asbestos. The insulation material was used in limited industrial applications such as shipyards, power plants and chemical plants. During its ten years in the high-temperature insulation business, the Company's aggregate sales of insulation material containing asbestos were less than $40 million. The Company exited the insulation business in April 1958. The traditional asbestos lawsuits relating to such production and sale of asbestos material typically allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and punitive damages in various amounts. As of September 30, 1995, the Company estimates that it is a named defendant in such asbestos bodily injury lawsuits and claims involving approximately 28,000 plaintiffs and claimants.

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

The Company is also one of a number of defendants (typically over 90) in separate bodily injury lawsuits involving approximately 11,000 plaintiffs who allege that they are or were maritime workers. On March 31, 1995, a class action against the Company was filed in Common Pleas Court in Cuyahoga County, Ohio which purports to consist of all maritime claimants alleging exposure to the Company's asbestos-containing insulation products. These maritime plaintiffs, who are all represented by the same attorney, primarily allege so-called "in-place" exposure to asbestos-containing products while serving aboard merchant marine vessels. Such cases as a group appear to involve significantly less serious disease compared to traditional filings and the vast majority may not involve any medical condition attributable to exposure to the Company's product. Since 1988, approximately 8,000 such lawsuits filed by the same attorney have been dismissed by various courts for procedural deficiencies. One thousand of these cases dismissed were "with prejudice," and many of the other dismissals involved the same claimants in duplicate or repetitive suit filings. In view of these factors, the Company presently believes that the probable ultimate disposition of these maritime claims will not involve any material additional indemnity liability and no longer includes them in the total number of pending claims and lawsuits set forth above.

The Company is also one of a number of defendants (typically 15 to 30) in a number of lawsuits and claims, some of which are class actions, brought by or on behalf of public or private property owners, alleging damages as a result of the presence of asbestos-containing insulation in various properties.
These lawsuits typically assert multiple theories of liability, including negligence, breach of warranty and strict liability, and seek various forms of monetary and equitable relief, including compensatory and punitive monetary damages, restitution and removal of asbestos-containing material. As of September 30, 1995, the Company was a named defendant in 15 such pending property damage lawsuits and claims, which are not included in the total number of pending lawsuits and claims set forth in the first paragraph hereof.

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

In addition, in January, 1993, in an action in which the Company was not a party, a class action complaint, an answer and a stipulation of settlement of such class action complaint were filed contemporaneously in the United States District Court for the Eastern District of Pennsylvania. The lawsuit and settlement are between a proposed class of persons occupationally or secondarily exposed to asbestos but who did not have bodily injury suits pending as of January 15, 1993, and a group of 20 companies who manufactured or sold asbestos products and whose asbestos claims are managed by the Center for Claims Resolution. The Company and a number of other former producers of asbestos-containing products are not members of the Center for Claims Resolution. The proposed settlement, negotiated between the member companies and class counsel, seeks to create an administrative mechanism to process future asbestos-related claims against such companies. Under the proposed settlement, in order to receive compensation, claimants would be required to satisfy objective medical and product exposure criteria. The class action and proposed settlement raise a number of novel and complex issues, including the potential impact of the proposed settlement on the Company's contribution and settlement credit rights. The trial court has resolved some, but not all of those issues in ruling on the fairness of the proposed settlement to personal injury claimants. Several of the trial court's rulings are currently before the United States Court of Appeals for the Third Circuit pursuant to an interlocutory appeal. In August, 1993, another of the Company's co-defendants filed an action, which was thereafter certified by the District Court as a mandatory settlement class of all future asbestos-related claims. This action was integrally related to separate settlements by this co-defendant of all of its non-future asbestos claims and of its insurance coverage claims against its insurers. That settlement has been finally approved at the trial court level and is on appeal to the United States Court of Appeals for the Fifth Circuit.

The precise impact on the Company of the Co-Defendant Bankruptcies and other proceedings mentioned above is not determinable. These filings and proceedings have created a substantial number of unprecedented and complex issues. However, the Company believes the Co-Defendant Bankruptcies probably have adversely affected the Company's share of the total liability to plaintiffs in previously settled or otherwise determined lawsuits and claims and also may adversely affect the Company's share of the total liability to plaintiffs in the future. Additionally, the Company believes that the dissemination of the class notices in the Center for Claims Resolution class action described above may have increased the number of claims and lawsuits against the Company or accelerated the filing of such claims.

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

The coverage and any damage recovery obtained as a result of the United Insurance litigation could be applied to reimburse the Company with respect to its payments under the Aetna agreement, as well as other payments made by the Company. The Company has made a claim against certain United Insurance Co. insurers for all such payments to date. Such payments to date are included in the total insurance asset reflected on the Company's balance sheet. At September 30, 1995, the net amount receivable for unreimbursed payments was $417.8 million, which amount reflects receipt of the previously described settlements. Accordingly, the amounts of such payments covered by this receivable have not been and are not expected to be reflected in the Company's Consolidated Results of Operations.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations - Third Quarter 1995 compared with Third Quarter 1994

The Company recorded net earnings of $56.1 million for the third quarter of 1995, an increase of 20.9% over third quarter 1994 net earnings of $46.4 million. Consolidated operating profit for the third quarter of 1995 was $160.1 million, an increase of $13.3 million, compared to the same period in 1994. The operating profit increase was partially offset by higher interest expense and minority share owners' interests in earnings of subsidiaries.

Capsule segment results (in millions of dollars) for the third quarter of 1995 and 1994 were as follows:

----------------------------------------------------------------------------
                                 Net sales
                         (Unaffiliated customers)          Operating profit
----------------------------------------------------------------------------
                              1995          1994          1995          1994
                          --------      --------      --------      --------
Glass Containers          $  712.3      $  682.5      $  123.5      $  116.5
Plastics and Closures        249.5         245.2          36.8          37.6
Eliminations and other
   retained costs               .4            .2           (.2)         (7.3)
----------------------------------------------------------------------------
Consolidated total        $  962.2      $  927.9      $  160.1      $  146.8
============================================================================

Net sales of the Glass Containers segment increased $29.8 million, or 4.4% over 1994. The U.S. dollar sales of the segment's foreign affiliates increased reflecting higher unit shipments at virtually all foreign affili-ates, led by Brazil where economic conditions have improved significantly since the prior year's third quarter. Net sales for the third quarter of 1995 also reflect the consolidation of recently acquired glass container operations in Poland and India. Domestically, glass container unit shipments declined as a result of the continuing conversion of soft drink containers from glass to plastic and lower demand for food containers, including iced tea and juice bottles. These declines were partially offset by an increase in shipments to U.S. brewers, as consumer demand for premium and specialty beers increased the glass share of the beer packaging mix. Net sales of the Plastics and Closures segment increased $4.3 million, or 1.8%, over the prior year. Higher unit pricing caused by higher resin costs and increased volumes in the closure and prescription products businesses resulted in higher reported sales. Higher unit shipments of closures and prescription containers were offset by lower shipments of plastic containers, especially bottles used for personal care and household products, due in part to the closing of two plastic bottle manufacturing facilities in late 1994.

The operating profit of the Glass Containers segment increased $7.0 million, or 6.0%, over 1994. Higher U.S. dollar operating profit of the segment's foreign affiliates resulted principally from increased unit shipments. The segment's Venezuelan operations reported favorable results compared to the prior year third quarter reflecting improved market conditions. The international increase was partially offset by lower unit shipments in the domestic glass container business and the significantly higher cost of corrugated boxes, which are used extensively in packaging and shipping many of the Company's finished products. Cost reductions and productivity improve-ments achieved throughout the Company partially offset the effect of lower domestic glass container unit shipments. The operating profit of the Plastics and Closures segment decreased $0.8 million, or 2.1%, compared to the third quarter of 1994. The decrease was more than accounted for by the labels and carriers business which continues to be adversely affected by lower unit shipments resulting from the soft drink conversion from glass to plastic and by higher raw material costs. Excluding the labels and carriers business, the segment's operating profit was up approximately 10% over 1994. Results in the closures and prescription containers businesses were favorable compared to prior year due principally to increased unit shipments, improved capacity utilization and higher pricing based on higher resin costs. Other retained costs of $0.2 million decreased $7.1 million compared to the third quarter of 1994 principally as a result of lower employee benefit costs and higher net financial services income.


First Nine Months 1995 compared with First Nine Months 1994

For the first nine months of 1995, the Company recorded net earnings of $148.4 million, an increase of 17.9% over the first nine months of 1994 net earnings of $125.9 million. Consolidated operating profit for the first nine months of 1995 was $462.1 million, an increase of $47.8 million, or 11.5%, compared to the same period in 1994. Interest expense, net of interest income, increased $10.7 million due in part to debt assumed in connection with acquisitions.
The Company's overall effective tax rate was 35.4% for the first nine months of 1995, compared with 40.7% in 1994. The lower 1995 rate is primarily the result of a higher mix of foreign earnings which, on average, are expected to benefit from lower effective tax rates in 1995. In addition, the Company's goodwill amortization had a smaller percentage impact on the increased pretax earnings reported in 1995. The increased foreign net earnings also resulted in an increase in minority share owners' interests in earnings of subsidiar-ies, principally in Brazil, Colombia, and Poland.

Capsule segment results (in millions of dollars) for the first nine months of 1995 and 1994 were as follows:

----------------------------------------------------------------------------
                                 Net sales
                         (Unaffiliated customers)          Operating profit
----------------------------------------------------------------------------
                              1995          1994          1995          1994
                          --------      --------      --------      --------
Glass Containers          $2,089.3      $1,950.4      $  360.0      $  318.0
Plastics and Closures        780.5         731.3         112.8         114.8
Eliminations and other
   retained costs              1.0            .8         (10.7)        (18.5)
----------------------------------------------------------------------------
Consolidated total        $2,870.8      $2,682.5      $  462.1      $  414.3
============================================================================

Net sales of the Glass Containers segment increased $138.9 million, or 7.1% over 1994. Higher glass container unit shipments by foreign affiliates and recently acquired glass container operations in Poland and India accounted for the increase. Consistent with domestic glass industry trends, the Company's domestic glass container unit shipments were approximately 5% below the first nine months of 1994. This decrease is principally a result of the continuing conversion of soft drinks from glass to plastic, a trend which the Company expects will continue to adversely affect year-to-year comparisons. In the Plastics and Closures segment, net sales increased $49.2 million, or 6.7%, due to higher unit prices based on higher resin costs and increased shipments of closures and prescription containers.

The operating profit of the Glass Containers segment improved 13.2%, or $42.0 million, over the prior year. Increased unit shipments at all foreign affiliates, improved market conditions for the segment's Venezuelan opera-tions, and higher margins at the Brazilian and Colombian operations resulted in higher combined U.S. dollar operating profits. Exchange and price controls were instituted in Venezuela in June 1994. Similar programs and controls instituted in prior years have had a temporary adverse effect on the operating profit of the Company's affiliates; however, the Company is not able to project the magnitude or duration of such effects on future operating results. Domestic glass container operating profit decreased from 1994 as a result of decreased unit shipments and significantly higher corrugated box costs. The Plastics and Closures segment operating profit was lower by $2.0 million, or 1.7%, compared to the first nine months of 1994. Lower margins and decreased unit shipments in the labels and carriers business more than offset the effects of increased unit shipments of closures and prescription containers. Excluding the labels and carriers business, the segment's operating profit was up approximately 10% over 1994. Also, the segment's operations in Mexico were adversely affected by weak economic conditions during the first nine months of 1995 following the December 1994 devaluation of the peso. Other retained costs were lower principally due to lower employee benefit costs and higher net financial services income.

Capital Resources and Liquidity

The Company's total debt at September 30, 1995 was $2.84 billion compared to $2.69 billion at December 31, 1994 and September 30, 1994.

At September 30, 1995, the Company had available credit totaling $1 billion under the Bank Credit Agreement expiring in December 1998, of which $301.3 million had not been utilized. At December 31, 1994, the Company had $400.2 million of credit which had not been utilized under the Agreement. The increased utilization during the first nine months of 1995 resulted from capital expenditures, acquisitions, asbestos-related payments, and normal seasonal working capital requirements, partially offset by cash provided by operations, including cash received for settlement of a portion of the insurance asset for asbestos-related costs. Cash provided by operating activities was $42.3 million for the first nine months of 1995 compared to $53.7 million in 1994. During the first nine months of 1995, cash expenditures related to the fourth quarter 1993 restructuring charge were approximately $20 million.

In the twelve-month period commencing October 1, 1995, the Company anticipates that cash flow from its operations and from utilization of available credit under the Bank Credit Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations. The Company faces additional demands upon its liquidity for asbestos-related payments until the United Insurance litigation is fully resolved; the date of the resolution is uncertain. Based on the Company's expectations regarding favorable trends which should lower its aggregate payments for lawsuits and claims and its expectation of substantial insurance coverage and reimbursement for such lawsuits and claims as a result of the United Insurance litigation and also based on the Company's expected operating cash flow, the Company believes that the payment of any deferred amounts of previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits and claims associated with asbestos, will not have a material adverse effect upon the Company's liquidity on a short-term or long-term basis.

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


                               OWENS-ILLINOIS, INC.


Date November 9, 1995       By /s/ Lee A. Wesselmann
     ----------------          --------------------------------------------
                               Lee A. Wesselmann, Senior Vice President and
                               Chief Financial Officer (Principal Financial
                               Officer)




                               OWENS-ILLINOIS GROUP, INC.


Date November 9, 1995       By /s/ Lee A. Wesselmann
     ----------------          --------------------------------------------
                               Lee A. Wesselmann, Senior Vice President and
                               Chief Financial Officer (Principal Financial
                               Officer)

                               INDEX TO EXHIBITS


Exhibit

  23         Consent of McCarter & English.

  27         Financial Data Schedule.