Form 10-K405
period 1995-12-31
OWENS ILLINOIS INC /DE/
filed 1996-03-29
CIK 812074

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                   FORM 10-K
(Mark One)
  [x]             Annual Report Pursuant to Section 13 or 15(d) of the
                            Securities Exchange Act of 1934
                     For the fiscal year ended December 31, 1995
                                      or
  [ ]             Transition Report Pursuant to Section 13 or 15(d) of the
                            Securities Exchange Act of 1934

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


                Yes       x                  No
                   ---------------             ---------------

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                                               [x]


      The aggregate market value (based on the consolidated tape closing price on February 29, 1996) of the voting stock beneficially held by non-affiliates of Owens-Illinois, Inc. was approximately $1,351,770,000. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors and executive officers of the Company. Such interpretation is not intended to be, and should not be construed to be, an admission by Owens-Illinois, Inc. or such directors or executive officers of the Company that such directors and executive officers of the Company are "affiliates" of Owens-Illinois, Inc., as that term is defined under the Securities Act of 1934.


      The number of shares of Common Stock, $.01 par value, of Owens-Illinois, Inc. outstanding as of February 29, 1996, was 120,129,973.


      The number of shares of Common Stock, $.01 par value, of Owens-Illinois, Group, Inc. outstanding as of February 29, 1996, was 100, all of which were owned by Owens-Illinois, Inc.



                      DOCUMENTS INCORPORATED BY REFERENCE

Part III Owens-Illinois, Inc. Proxy Statement for The Annual Meeting of Share Owners To Be Held Wednesday, May 8, 1996 ("Proxy Statement").









                           (Cover page 2 of 2 pages)

                               TABLE OF CONTENTS
                               -----------------

      PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
            ITEM 1.     BUSINESS . . . . . . . . . . . . . . . . . . . . .   1
            ITEM 2.     PROPERTIES . . . . . . . . . . . . . . . . . . . .  11
            ITEM 3.     LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . .  12
            ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                        HOLDERS. . . . . . . . . . . . . . . . . . . . . .  12
                        EXECUTIVE OFFICERS OF THE REGISTRANTS. . . . . . .  13
      PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
            ITEM 5.     MARKET FOR OWENS-ILLINOIS, INC.'S COMMON STOCK
                        AND RELATED SHARE OWNER MATTERS. . . . . . . . . .  16
            ITEM 6.     SELECTED FINANCIAL DATA. . . . . . . . . . . . . .  17
            ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . .  21
            ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . .  28
            ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . .  63
      PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  64
            ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE
                        REGISTRANTS. . . . . . . . . . . . . . . . . . . .  64
            ITEMS 11.   EXECUTIVE COMPENSATION AND CERTAIN RELATIONSHIPS
            and 13.     AND RELATED TRANSACTIONS . . . . . . . . . . . . .  64
            ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                        AND MANAGEMENT . . . . . . . . . . . . . . . . . .  64
      PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  65
            ITEM 14.(a).      EXHIBITS AND FINANCIAL STATEMENT
                              SCHEDULES. . . . . . . . . . . . . . . . . .  65
            ITEM 14.(b).      REPORTS ON FORM 8-K. . . . . . . . . . . . .  70
      SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  71
      SCHEDULES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   S-1
      EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . E-1

                                    PART I

ITEM 1.     BUSINESS

General Development of Business

Owens-Illinois, Inc. (the "Company"), through its subsidiaries, is the successor to a business established in 1903. The Company is one of the world's leading manufacturers of packaging products. Approximately one of every two glass containers made worldwide is made by the Company, its affiliates or licensees. In addition to being the largest manufacturer of glass bottles and containers in the United States and other regions of the world, the Company is a leading manufacturer of plastic containers, plastic closures, plastic prescription containers, labels, and multipack plastic carriers for beverage containers. Over the last few years, the Company has made acquisitions or investments strategic to its core businesses and has divested operations not achieving market leadership or other operating and financial objectives.

During 1995, the Company continued implementation of its reengineering program announced in February 1994. Implementation of the program has resulted in reduced costs, improved manufacturing efficiency and productivity, and enhanced customer service. This effort is a key part of the Company's strategy to maintain leadership in glass and plastic packaging and to take advantage of growth opportunities around the world.

In November 1995, the Company acquired 100% ownership of the largest glass container manufacturers in Hungary, Estonia and Finland. Combined with the Company's glass container operations in Poland, these acquisitions significantly increase the Company's ability to serve emerging markets in Eastern Europe. In January 1995, the Company also completed the transaction to acquire a majority interest in Owens-BILT Limited, one of the leading glass container manufacturers in India. In the past four years, the Company has acquired controlling interests in eight glass container companies serving emerging foreign markets and added ten companies to the worldwide network of glass container manufacturers that are licensed to use the Company's technology.

From December 1994 through mid-December 1995, the Company concluded settlement agreements with certain reinsurers applicable to the Company's asbestos-related personal injury claims. In late December 1995, the Company entered into a settlement agreement involving all remaining insurance coverage issues in the asbestos-related litigation. Pursuant to these settlement agreements, the Company received payments of approximately $80 million in the fourth quarter of 1994 and $107 million in 1995. In addition, the Company expects to receive additional insurance proceeds in 1996 and future years under the agreements. As a result of the settlement agreements, the Company recorded a charge of $40 million and $100 million in the fourth quarter of 1995 and 1994, respectively, to write down the asbestos insurance asset.

The principal executive office of the Registrants is located at One SeaGate, Toledo, Ohio 43666; the telephone number is (419) 247-5000.


Financial Information about Industry Segments

Information as to sales, operating profit, and identifiable assets by industry segment is included on pages 60 - 62.


Narrative Description of Business

The Company has two industry segments: (1) Glass Containers and (2) Plastics and Closures. Below is a description of these segments and information to the extent material to understanding the Company's business taken as a whole.

The Company's former Specialized Glass segment consisted of Kimble Glass, Inc. which manufactures both glass and plastic specialty packaging, scientific and laboratory ware. As a result of the December 31, 1993 sale of 51% of Kimble, the Company began to record its share of Kimble's results of operations on the equity basis beginning in 1994.

Products and Services, Customers, Markets and Competitive Conditions, and Methods of Distribution

GLASS CONTAINERS INDUSTRY SEGMENT

The Company is a leading manufacturer of glass containers throughout the world. In addition to being the largest maker of glass containers in the United States, the Company also is the leading manufacturer of glass packaging in many regions of the world, including certain areas of Latin American and Europe. Worldwide glass container sales represented 66%, 67% and 64% of the Company's consolidated net sales for the years ended December 31, 1995, 1994, and 1993, respectively. The Company believes that its internally developed machines are significantly more efficient and productive than those used by its competitors, making it the low-cost manufacturer and a recognized technological leader in the industry.

The Company currently has technical assistance agreements with 36 different companies in 36 countries. These agreements, which cover areas ranging from manufacturing and engineering assistance to support in functions such as marketing, sales, and administration, allow the Company to participate in the worldwide growth of the glass container industry. The Company believes these associations and its technical expertise will afford it opportunities to participate in the glass business in regions of the world where the Company does not currently have a presence.

Products and Services
---------------------
Glass containers are produced in a wide range of sizes, shapes and colors for beer, food, tea, fruit juice, soft drinks, liquor, wine, wine coolers and pharmaceuticals. The Company has been a leader in product innovation, introducing products including long neck nonreturnable beer bottles, and in developing containers for teas, juices, food, soft drinks and wine coolers.

The Company's product development efforts in glass containers are aimed at providing value added packaging systems to customers and consumers.
Product lines designed to complement glass containers include product extensions related to single service packages for teas, juices and soft drinks and innovative secondary packaging systems such as closures, carriers and labeled containers.

Customers
---------
Brewers, food (which include juices and teas), liquor (i.e. distilled spirits) and wine producers comprise the majority of industry demand for U.S. glass containers. In addition to the just previously mentioned producers, international glass container customers include soft drink bottlers. In the regions where the Company has operations, it has leading positions within these customer groups, as well as strong positions in smaller customer groups. The Company believes its position gives it the ability to sustain market share and take advantage of new opportunities and areas of growth within each customer group.

Most glass production is sold to customers under arrangements with terms varying from several months to several years which specify estimated quantities to be shipped as a percentage of the customers' total annual shipment requirements. Containers are typically scheduled for production in response to customers' orders for their quarterly requirements.

Markets and Competitive Conditions
----------------------------------
The Company has glass container operations located in thirteen countries. The principal markets for the Company's glass products are in the United States, Latin America and Europe. The Company has the leading market share of the glass segment of United States beer and food (including juices and teas) packaging. Excluding E & J Gallo Winery Inc., which manufactures its own containers, the Company believes it is the leading supplier of glass for wine and wine coolers. Internationally, the Company is the leading producer of glass containers in most of the geographic markets in which it is located.

The Company's glass products compete on the basis of quality, service and price with other forms of rigid packaging, principally aluminum and steel cans and plastic bottles, as well as glass containers produced by other large, well-established manufacturers. The principal competitors producing glass containers are Ball-Foster Glass Container Co., L.L.C., a joint venture of Ball Corporation and Paris-based Saint-Gobain ("Ball-Foster"), and Anchor Glass Container Corporation, a subsidiary of Vitro, Sociedad Anonima. The principal competitors producing metal containers are American National Can

Company (an affiliate of Silgan Corporation), Crown Cork & Seal Company, Inc., Reynolds Metals Company, and Ball Corporation. In the metal container market, no one competitor is dominant. The principal competitors supplying plastic containers are Crown Cork & Seal Company, Inc., and Johnson Controls, Inc. In the plastic containers market, no one competitor is dominant.

Methods of Distribution
-----------------------
Due to the significance of transportation costs and the importance of timely delivery, manufacturing facilities are located close to customers. Most of the Company's glass container products are shipped by common carrier to customers within a 250-mile radius of a given production site. In addition to glass container manufacturing facilities, the Company operates two sand plants and three machine shops which manufacture high-productivity glass-making machines.

Domestic Glass Operations
-------------------------
The Company has an approximate 40% share of the glass container category of the U.S. rigid packaging market. Domestically, the Company operates 21 glass container manufacturing facilities, a sand plant and two machine shops which manufacture high-productivity glass-making machines. Marketing under the trade name Owens-Brockway, the Company's 1995 U.S. glass container sales were substantially higher than the sales of its nearest U.S. glass container competitor, Ball-Foster.

Unit shipments in the U.S. to brewers and food producers, including producers of juices and teas, approximated 87%, 77% and 67% of the Company's total U.S. glass container unit shipments for 1995, 1994 and 1993, respectively.

During 1995, total glass container industry shipments within the United States rigid packaging market decreased approximately 6% from 1994 shipments. These shipments declined throughout 1995 as a result of the continuing conversion of soft drink containers from glass to plastic and lower demand for food containers, including tea and juice bottles. Prior to 1995, glass container shipments within the United States rigid packaging market had been relatively constant for several years. The Company's share of the United States glass container market has remained relatively constant during this time, at approximately 40% market share. Overall, the Company expects glass containers' share of the United States rigid packaging market to remain relatively stable compared to 1995 levels and that the Company will maintain its share of the glass container segment due in part to the Company's ongoing improvement in operating efficiencies and its technological leadership.

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

International Glass Operations
------------------------------
The Company has added to its international operations by acquiring glass container companies with leading positions in growing markets, increasing the capacity of selected foreign affiliates, and expanding the global network of glass container companies that license the Company's technical assistance. The Company has significant ownership positions in fifteen companies located in twelve foreign countries and Puerto Rico. Most of the Company's international glass affiliates are the leading container manufacturers in their respective countries, producing a full line of containers for the soft drink, beer, wine, liquor, food, drug and chemical industries. Some of these companies also produce molds, mold parts, sand and feldspar, limestone, machines and machine parts, rolled glass, sheet glass and glass tableware. The Company's principal international glass affiliates are located in Latin America, Eastern Europe and the United Kingdom.

Outside of the United States, unit shipments of glass containers have grown substantially in recent years. International glass operations are benefiting from increased privatization of industry, greater openness to foreign investment, and global expansion programs by major customers. The lowering of trade barriers has resulted in healthier economies, rising standards of living, and growing demand for consumer products and quality packaging in developing countries. The increasing demand for quality packaging products in developing countries, where per capita glass container consumption is low, but rising, continues to create growth opportunities. This is reinforced by the fact that in many developing countries glass has a significant cost advantage over plastic and metal containers. Technologies which have produced productivity improvements in the Company's United States Glass Container operations are also being applied to the operations of foreign affiliates.
The Company is continuing to pursue additional strategic alliances with international partners whose markets are growing and whose manufacturing operations can be enhanced by the Company's state-of-the-art technology and equipment. Sales growth in countries where the Company does not have a direct ownership position may also provide a benefit to the Company in the form of royalties tied to sales volume of the Company's technical assistance licensees.

The Company's significant ownership positions in international glass affiliates are summarized below:

                                                              Owens-Illinois
Company/Country                                                 Ownership
---------------                                               --------------
Karhulan Lasi Oy, Finland                                         100.0%
Oroshaza Glass Manufacturing and Trading, Kft., Hungary           100.0
United Glass Ltd., United Kingdom                                 100.0
Centro Vidriero de Venezuela, C.A., Venezuela                     100.0
Manufacturera de Vidrios Planos, C.A., Venezuela                  100.0
Owens-Illinois de Venezuela, C.A., Venezuela                       92.2
A/S Jarvakandi Klaas, Estonia                                      82.0
Owens-Illinois de Puerto Rico, Puerto Rico                         80.0
Companhia Industrial Sao Paulo e Rio, Brazil                       79.4
Vidrios Industriales, S.A., Peru                                   77.0
Cristaleria del Ecuador, S.A., Ecuador                             65.3
Cristaleria Peldar, S.A., Colombia                                 57.4
Owens-BILT Limited, India                                          51.0
Fabrica Boliviana de Vidrios, S. A., Bolivia                       50.0
Huta Szkla Jaroslaw S.A., Poland                                   45.1



PLASTICS AND CLOSURES INDUSTRY SEGMENT

The Company is a leading plastic container manufacturer in the United States. The Company is the market leader in all plastic segments in which it competes except for Hi-Cone, in which it is second. Plastic container sales represented 16%, 17% and 16% of the Company's consolidated net sales for the years ended December 31, 1995, 1994, and 1993, respectively. The Company's Plastics and Closures segment operates under the Owens-Brockway trade name and is comprised of four business units.

Plastic Products. This unit, with 22 factories, manufactures rigid, semi-rigid, flexible and multi-layer plastic containers for a wide variety of uses, including household products, personal care products, health care products, chemicals and automotive products and food.

Closure and Specialty Products. This unit, with 10 manufacturing facilities, develops and produces closures and closure systems which incorporate functional features such as tamper evidence, child resistance and dispensing. In addition, this unit's diverse product line includes trigger sprayers, finger pumps, and lotion pumps, as well as metal closures and finger pumps for the fragrance and cosmetic industry. In the United States, the Company has a sole license for Alcoa's technology for compression molded, tamper evident, thermoplastic closures. This unit also manufactures custom injection molded products, such as deodorant cannisters and toothpaste dispensers.

Prescription Products. The Company's Prescription Products unit manufactures prescription containers. These products are sold primarily to drug wholesalers, major drug chains and the government. Containers for prescriptions include plastic and glass ovals, vials, rounds, squares and ointment jars. The only other major producer of such prescription containers is Kerr Group, Inc.

Label and Carrier Products. The broad line of labels produced by this unit includes polyethylene labels for in-mold labeling (IML) and laminated labels for beverage containers. Two proprietary carrier lines are also produced by this unit, both of which are predominantly used as six-pack and four-pack carriers for iced teas and other fruit drinks -- Hi-Cone (a registered trademark of Illinois Tool Works Inc.) plastic carriers for cans and Contour-Pak plastic carriers for bottles.

Markets. Major markets for these units include the household products, personal care products, health care products, and food and beverage industries.

The plastic segment of the rigid packaging market is competitive and fragmented due to generally available technology, low costs of entry and customer emphasis on low package cost. A large number of competitors exists on both a national and regional basis. The Company competes by emphasizing total package supply, diversified market positions, proprietary technology and products, new package development, and packaging innovation. The Company is one of two producers of the Hi-Cone multi-pack carrier (produced under a license agreement with the only other producer, Illinois Tool Works Inc.), and the only producer of the Contour-Pak carrier. The market for closures is divided into various categories in which several suppliers compete for business on the basis of price and product design.

The Company's strategy has been to compete in the segments of the plastic packaging market where customers seek to use distinctive packaging to differentiate their products among a growing array of choices offered to consumers. The Company believes it is a leader in technology and development of custom products and has a leading market position for such products. The Company believes its plastic container and closure businesses have a competitive advantage as a result of one of the shortest new product development cycles in the industry, enabling the Company to provide superior service in the service-sensitive custom plastic container market. The Company's product innovations in plastic containers and closures include in-mold labeling for custom molded bottles, Contour-Pak carriers for 4, 6 and 8-pack applications, printed Contour-Pak carriers, multilayer structured bottles containing post consumer recycled resin, Flex-Band and PlasTop tamper-evident closures, Clic Loc child-resistant closures and Pharmacy Mate reversible prescription container closures. The Company believes that unit sales of closure products have benefited from the conversion of soft drink closures from aluminum to plastic in the smaller 28mm size. That conversion is essentially completed and the Company has recently introduced larger compression molded closures for soft drink and sports drink applications.

Recycling content legislation, which has been enacted in several states, requires that a certain specified minimum percentage of recycled plastic be included in new plastic products. The Company has met such legislated standards in part due to its material and multilayer process technology.

The Company's Plastics and Closures segment currently has technical assistance agreements with 19 companies in 12 countries. These agreements, which cover areas ranging from manufacturing and engineering assistance to support in functions such as marketing, sales, and administration, allow the Company to participate in the worldwide growth of the plastic packaging industry.

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

Seasonality

Sales of particular products of the Glass Containers and Plastics and Closures business segments such as beer and certain food containers are seasonal, with shipments typically greater in the second and third quarters of the year.

Working Capital

In general, the working capital practices followed by the Company are typical of the businesses in which it operates. During the first and second quarters of the year the accumulation of inventories of certain products in advance of expected shipments reflects the seasonal nature of those businesses and may require periodic borrowings.

Customers

Major customers exist for each of the Company's industry segments, and in each industry segment the loss of a few of these customers might have a material adverse effect on the segment. Major customers of the Company include such companies as Philip Morris Companies Inc., Anheuser-Busch Companies, Inc.,
The Procter & Gamble Company, Unilever, N.V. and other leading companies which manufacture and market a variety of consumer products.

Research and Development

Research and development constitutes an important part of the Company's activities. Research and development expenditures for continuing operations were $30.3 million, $31.8 million, and $23.1 million for 1995, 1994, and 1993, respectively. Operating engineering expenditures were $24.5 million, $22.8 million, and $19.2 million for 1995, 1994, and 1993, respectively. In addition to new product development, substantial portions of the technical effort are devoted to increased process control, automatic inspection, and automation. Also, there is continued emphasis on reduction in energy use per unit of production. No material amount of money was spent on customer-sponsored research activities during 1995, 1994, or 1993.

Environment

The Company's operations, in common with those of the industry generally, are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Capital expenditures for property, plant, and equipment for environmental control activities were not material during 1995.

A number of states have enacted, or are considering, legislation to promote curbside recycling and recycled content legislation as alternatives to mandatory deposit laws. Although such legislation is not uniformly developed, the Company believes that curbside recycling and recycling content legislation could become more significant during the next five years.

Sales of non-refillable glass beverage bottles and other convenience packages are affected by mandatory deposit laws and other types of restrictive legislation. As of January 31, 1996, there are nine states with mandatory deposit laws in effect.

Plastic containers have also been the subject of legislation in various states. The Company utilizes recycled plastic resin in its manufacturing processes. During 1995 and 1994, many plastic containers for products other than food, drugs, and cosmetics contained 25% post consumer resin. The Company believes it is the industry leader in such technology.

Although the Company is unable to predict what legislation or regulations may be adopted in the future with respect to environmental protection and waste disposal, compliance with existing legislation and regulations has not had, and is not expected to have, a material adverse effect on its capital expenditures, results of operations, or competitive position.

Number of Employees

The Company's operations employed approximately 30,100 persons at December 31, 1995. A majority of these employees are hourly workers covered by collective bargaining agreements, the principal one of which was renewed early in 1996 for three years. The Company considers its employee relations to be good.
The Company has not had any material labor disputes in the last five years, and does not anticipate any material work stoppages in the near term.

Financial Information about Foreign and Domestic Operations and Export Sales

Information as to net sales, operating profit, and identifiable assets of the Company's operating and geographic segments is included on pages 60 - 62. Export sales, in the aggregate or by geographic area, were not material for the years 1995, 1994, or 1993.

ITEM 2.    PROPERTIES

The principal manufacturing facilities and other material important physical properties of the continuing operations of the Company at December 31, 1995 are listed below and grouped by industry segment. All properties shown are owned in fee except where otherwise noted.

Glass Containers                              Valera, Venezuela
  Glass Container Plants
    Atlanta, GA                             Machine Shops
    Auburn, NY                                Brockway, PA
    Brockway, PA                              Godfrey, IL
    Charlotte, MI                             Manaus, Brazil
    Chicago Heights, IL (1)
    Clarion, PA (1)                         Sand Plants
    Crenshaw, PA                              Ione, CA (2)
    Danville, VA                              Devilla, United Kingdom
    Lakeland, FL
    Lapel, IN                               Flat Glass Plant
    Los Angeles, CA                           La Victoria, Venezuela
    Muskogee, OK (1)
    Oakland, CA                           Plastics and Closures
    Portland, OR                            Plastic Container Plants
    Streator, IL                              Atlanta, GA
    Toano, VA                                 Baltimore, MD
    Tracy, CA                                 Belvidere, NJ
    Volney, NY                                Charlotte, NC
    Waco, TX                                  Chicago, IL
    Winston-Salem, NC                         Cincinnati, OH (1)
    Zanesville, OH                            Edison, NJ
    La Paz, Bolivia                           Findlay, OH (1), (2)
    Rio de Janeiro, Brazil                    Florence, KY (1)
    Sao Paulo, Brazil                         Greenville, SC
    Envigado, Colombia                        Harrisonburg, VA
    Zipaquira, Colombia                       Kansas City, MO (2)
    Guayaquil, Ecuador                        La Mirada, CA (2)
    Jarvakandi, Estonia                       Nashua, NH
    Karhula, Finland                          Newburyport, MA
    Oroshaza, Hungary                         Rossville, GA (2)
    Pondicherry, India                        St. Louis, MO (2)
    Pune, India                               Sullivan, IN
    Rishikesh, India                          Vandalia, IL (1)
    Callao, Peru                              Washington, NJ (2)
    Jaroslaw, Poland                          Ryttyla, Finland
    Vega Alta, Puerto Rico                    Mexico City, Mexico
    St. Albans, United Kingdom
    Alloa, United Kingdom                   Mold Shop
    Harlow, United Kingdom                    Kansas City, MO (2)
    Peasley, United Kingdom
    Caracas, Venezuela                      Label and Carrier Products Plant
    Guarenas, Venezuela                       Bardstown, KY (1)
    Valencia, Venezuela

  Closure & Specialty Products Plants      Corporate Facilities
    Bridgeport, CT                           World Headquarters Building
    Brookville, PA                           Toledo, OH (2)
    Chattanooga, TN
    Constantine, MI (1)                      Levis Development Park
    El Paso, TX (2)                          Perrysburg, OH
    Erie, PA
    Hamlet, NC
    Maumee, OH (2)
    Waterbury, CT
    Las Piedras, Puerto Rico

  Prescription Products Plant
    Berlin, OH (1)

---------------
(1) This facility is financed in whole or in part under tax-exempt financing agreements.
(2)  This facility is leased in whole or in part.


The Company believes that its facilities are well maintained and currently adequate for its planned production requirements over the next three to five years.


ITEM 3.     LEGAL PROCEEDINGS

See the second through last paragraphs of the section entitled "Contingencies" on pages 52 - 59.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 1995.

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


Name and Age                                      Position
------------                                      --------
Joseph H. Lemieux (65) . . . . .    Chairman since 1991; Chief Executive
                                    Officer since 1990; President and Chief
                                    Operating Officer, 1986-1990; Director
                                    since 1984.  Member of Class III of the
                                    Board of Directors of the Company, with a term expiring in 1997.

Lee A. Wesselmann (60) . . . . .    Senior Vice President and Chief Financial
                                    Officer since 1988; Secretary, 1988-1990;
                                    Vice President - Finance, 1988; Director since 1988. Member of Class I of the Board of Directors of the Company, with a term expiring in 1998.

R. Scott Trumbull (47) . . . . .    Executive Vice President, International
                                    Operations since 1993; Vice President and
                                    Director of Corporate Planning 1992-1993;
                                    Vice President and General Manager of
                                    Plastics and Closure Operations, 1986 -
                                    1992.

Terry L. Wilkison (54) . . . . .    Executive Vice President, Domestic
                                    Packaging Operations since 1993; Vice
                                    President and General Manager of
                                    Plastics, Closures, and Prescription
                                    Products 1992-1993; Vice President and
                                    General Manager of Specialty Glass
                                    Operations 1987-1992.

Thomas L. Young (52) . . . . . .    Executive Vice President, Administration,
                                    General Counsel and Secretary since 1993;
                                    Vice President, General Counsel, General
                                    Manager - Operations Administration and
                                    Secretary 1992-1993; Vice President,
                                    General Counsel and Secretary, 1990-1992;
                                    Vice President and General Counsel -
                                    Operations, 1988-1990.

Name and Age                                     Position
------------                                     --------
Russell C. Berkoben (54) . . . .    Vice President and General Manager of
                                    Plastic Operations since 1991; Vice
                                    President and Plastic Container Business
                                    Unit Manager, 1985-1991.

Gary R. Clinard (57) . . . . . .    Vice President and General Manager of
                                    International Operations since 1990; Vice
                                    President of International Operations and
                                    Technical Assistance, 1987-1990.

Larry A. Griffith (50) . . . . .    Vice President since 1990; General
                                    Manager of Kimble, 1992-1995; Vice
                                    President of Corporate Staff and Director of Corporate Planning, 1988-1990;

John L. Hodges (56). . . . . . .    Vice President and General Manager of
                                    Glass Container Operations since 1993;
                                    Vice President of Glass Container Sales
                                    and Marketing, 1991-1993; Vice President and General Manager of Glass Container
                                    Manufacturing, 1984-1991.

Dale W. Leidy (56) . . . . . . .    Vice President and Technical Director -
                                    Glass Container since 1993; Vice
                                    President and General Manager of Glass
                                    Container Manufacturing 1991-1993; Vice
                                    President and Technical Director -
                                    Packaging, 1990-1991; Vice President and
                                    Director of Manufacturing and Engineering of Plastic Products, 1989-1990; Vice
                                    President and Director of Manufacturing
                                    of Plastic Products, 1986-1989.

Michael D. McDaniel (47) . . . .    Vice President and General Manager of
                                    Closure and Specialty Products Operations since 1991; Vice President and Director of Manufacturing and Engineering of
                                    Closure Operations, 1990-1991; Vice
                                    President and Manufacturing Manager of
                                    Closure Operations, 1985-1990.

Philip McWeeny (56). . . . . . .    Vice President and General Counsel -
                                    Corporate since 1988.

Name and Age                                     Position
------------                                     --------
Ronald H. Pfenning (47). . . . .    Vice President of Glass Container Sales
                                    and Marketing since 1993; Glass Container
                                    Vice President and Industry Manager,
                                    Food, 1992-1993; Glass Container Vice
                                    President and Industry Manager, Brewing &
                                    Liquor, 1989-1991.

B. Calvin Philips (54) . . . . .    Vice President of International
                                    Operations since 1990; Vice President and
                                    General Manager of Closure and Specialty
                                    Products, 1987-1990.

Robert A. Smith (54) . . . . . .    Vice President and General Manager of
                                    Glass Container Manufacturing since 1993;
                                    Vice President and General Manager, West
                                    Coast, 1990-1993; Vice President and Area
                                    Manufacturing Manager, 1986-1990.

David G. Van Hooser (49) . . . .    Vice President and General Manager of
                                    Plastic Components Operations since 1994;
                                    Vice President, Treasurer and
                                    Comptroller, 1990-1994; Vice President
                                    and Treasurer, 1988-1990.

                                   PART II

ITEM 5.     MARKET FOR OWENS-ILLINOIS, INC.'S COMMON STOCK
            AND RELATED SHARE OWNER MATTERS

The price range for the Company's Common Stock on the New York Stock Exchange, as reported by National Association of Securities Dealers, was as follows:



                                          1995                    1994
                                   ------------------      ------------------
                                    High        Low         High        Low
                                   ------      ------      ------      ------
First Quarter                      11-1/2      10-1/8      13-5/8      10-5/8
Second Quarter                     13-1/2      10-7/8      13-3/8      10-3/8
Third Quarter                      14-1/4      12-5/8      12-3/4      10-3/8
Fourth Quarter                     14-3/4      12          12-1/4      10-1/4


On December 31, 1995, there were 1,242 common share owners of record. No dividends have been declared or paid since the Company's initial public offering in December 1991. For restrictions on payment of dividends on Common Stock, see Restriction on Retained Earnings included on page 47.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data presented below relates to each of the five years in the period ended December 31, 1995. Such data was derived from the Consolidated Financial Statements, of which the most recent three years are included elsewhere in this document and were audited by Ernst & Young LLP, independent auditors, whose report with respect to the financial statements appears elsewhere in this document. See Consolidated Financial Statements -- Statement of Significant Accounting Policies and Financial Review.
                                       Years Ended December 31,
                        ----------------------------------------------------
                          1995       1994       1993     1992 (b)   1991 (c)
                        --------   --------   --------   --------   --------
Consolidated operating             (Dollar amounts in millions)
  results (a):
Net sales. . . . . .    $3,763.2   $3,567.3   $3,535.0   $3,392.6   $3,284.3
Other (d). . . . . .       117.8       85.6      127.1       81.6       83.3
                        --------   --------   --------   --------   --------
                         3,881.0    3,652.9    3,662.1    3,474.2    3,367.6

Costs and expenses:
Manufacturing, shipping
  and delivery . . .     2,948.5    2,824.3    2,823.8    2,744.1    2,636.8
Research, engineering,
  selling, administra-
  tive and other (e)       322.9      379.1      842.8      260.3      223.6
                        --------   --------   --------   --------   --------
Earnings (loss) from
  continuing operations
  before interest
  expense and items
  below. . . . . . .       609.6      449.5       (4.5)     469.8      507.2
Interest expense . .       299.6      278.2      290.0      312.9      452.5
                        --------   --------   --------   --------   --------
Earnings (loss) from
  continuing operations
  before items
  below. . . . . . .       310.0      171.3     (294.5)     156.9       54.7
Provision (credit)
  for income taxes .       100.8       68.9     (113.1)      64.0       53.7
Minority share owners'
  interests in
  earnings of
  subsidiaries . . .        40.1       24.1       19.4       14.6       11.8
                        --------   --------   --------   --------   --------
Earnings (loss) from
  continuing operations
  before extraordinary
  items and cumulative
  effect of accounting
  changes. . . . . .       169.1       78.3     (200.8)      78.3      (10.8)
Net earnings of
  discontinued
  operations . . . .                               1.4       18.4        3.8

                                       Years ended December 31,
                        ----------------------------------------------------
                          1995       1994       1993     1992 (b)   1991 (c)
                        --------   --------   --------   --------   --------
                         (Dollar amounts in millions, except per share data)
Gain (loss) on sales of
  discontinued operations,
  net of applicable
  income taxes . . .                             217.0                (123.1)
Extraordinary charges
  from early
  extinguishment of
  debt, net of
  applicable income
  taxes. . . . . . .                             (12.7)     (31.5)    (143.5)
Cumulative effect on
  prior years of
  changes in methods
  of accounting for
  income taxes and
  postretirement
  benefits, net
  of applicable
  income taxes (b) .                                       (199.4)
                        --------   --------   --------   --------   --------
Net earnings (loss).    $  169.1   $   78.3   $    4.9   $ (134.2)  $ (273.6)
                        ========   ========   ========   ========   ========

Earnings (loss) per
  share of common
  stock:
  Earnings (loss)
    from continuing
    operations before
    extraordinary
    items and cumula-
    tive effect of
    accounting changes  $   1.40   $   0.64   $  (1.70)  $   0.66   $  (0.27)
  Net earnings of
    discontinued
    operations . . .                              0.01       0.15       0.09
  Gain (loss) on sales
    of discontinued
    operations . . .                              1.82                 (3.07)
  Extraordinary charges                          (0.10)     (0.26)     (3.58)
  Cumulative effect of
    accounting
    changes (b). . .                                        (1.68)
                        --------   --------   --------   --------   --------
Net earnings (loss).    $   1.40   $   0.64   $   0.03   $  (1.13)  $  (6.83)
                        ========   ========   ========   ========   ========

                                       Years Ended December 31,
                        ----------------------------------------------------
                          1995       1994       1993     1992 (b)   1991 (c)
                        --------   --------   --------   --------   --------
Other data:                         (Dollar amounts in millions)
The following are included in the
  results from continuing operations:
  Depreciation . . .    $  188.3   $  183.3   $  180.0   $  181.9   $  154.0
  Amortization of
    excess cost and
    intangibles. . .        44.8       45.2       40.8       38.6       36.3
  Amortization of
    deferred finance
    fees (included
    in interest
    expense) . . . .         5.0        5.1       11.5       12.0       13.6
                        --------   --------   --------   --------   --------
                        $  238.1   $  233.6   $  232.3   $  232.5   $  203.9
                        ========   ========   ========   ========   ========
Weighted average
  shares outstanding
  (in thousands) . .     119,343    119,005    118,978    118,980     40,089

Balance sheet data (at end of period):
  Working capital. .    $    328   $    171   $    234   $    245   $    195
  Total assets . . .       5,439      5,318      4,901      5,151      4,399
  Total debt . . . .       2,833      2,690      2,487      3,107      2,932
  Share owners' equity       532        376        295        299        415

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

(d) Other revenues in 1993 includes gains of $46.1 million ($34.6 million after tax) from divestitures.

(e) In the fourth quarter of 1995, the Company recorded a charge of $40.0 million ($24.7 million after tax) to write down the asbestos insurance asset and a net credit of $40.0 million ($24.7 million after tax) primarily from the reduction of previously established restructuring reserves. In the fourth quarter of 1994, the Company recorded a charge of $100.0 million ($61.7 million after tax) to write down the asbestos insurance asset. In the fourth quarter of 1993, the Company recorded charges totaling $578.2 million ($357.0 million after tax) principally for estimated uninsured future asbestos-related costs and costs associated with its restructuring program.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of 1995 with 1994

For the year ended December 31, 1995, the Company recorded net earnings of $169.1 million compared to $78.3 million in 1994. Excluding the effects of the 1994 unusual item discussed below, the Company's 1995 net earnings of $169.1 million increased $29.1 million, or 20.8%, over 1994 earnings of $140.0 million. Consolidated segment operating profit was $565.5 million in 1995 compared to $508.2 million in 1994, excluding the unusual charge. The increase was largely attributable to the Company's international glass business which reported significantly increased unit shipments, dollar sales, and operating profit in 1995. Interest expense, net of interest income, increased $10.7 million due in part to debt assumed in connection with acquisitions. The Company's annual effective tax rate for 1995 was 32.5% compared to 39.5% for 1994 as adjusted for unusual items. The lower 1995 rate is primarily the result of a higher mix of foreign earnings, which benefited from lower effective tax rates in 1995. The increased foreign net earnings also resulted in an increase in minority share owners' interests in earnings of subsidiaries, principally in Brazil, Colombia, and Poland.

Capsule segment results (in millions of dollars) for 1995 and 1994 are as follows (a):
----------------------------------------------------------------------------
Net sales to unaffiliated customers                       1995          1994
----------------------------------------------------------------------------
Glass Containers                                      $2,744.0      $2,590.1
Plastics and Closures                                  1,017.7         976.1
Other                                                      1.5           1.1
----------------------------------------------------------------------------
Consolidated total                                    $3,763.2      $3,567.3
============================================================================

----------------------------------------------------------------------------
Operating profit                                      1995 (b)          1994
----------------------------------------------------------------------------
Glass Containers                                      $  482.7      $  393.0
Plastics and Closures                                    137.4         140.4
Eliminations and other retained costs (c)                (54.6)       (125.2)
----------------------------------------------------------------------------
Consolidated total                                    $  565.5      $  408.2
============================================================================
(a)  See Segment Information included on pages 60 - 62.

(b) Includes a charge of $40.0 million to write down the asbestos insurance asset and a net credit of $40.0 million primarily from the reduction of previously established restructuring reserves. These items increased (decreased) operating profit as follows: Glass Containers, $45.1 million; Plastics and Closures $(5.1) million; and other retained costs $(40.0) million.

(c) Includes a charge of $100.0 million in 1994 to write down the asbestos insurance asset.

Consolidated net sales for 1995 increased $195.9 million, or 5.5% over the prior year. Net sales of the Glass Containers segment increased $153.9 million, or 5.9%, over 1994. Higher glass container unit shipments by foreign affiliates and recently acquired glass container operations in Poland and India accounted for the increase. Consistent with domestic glass industry trends, the Company's 1995 domestic glass container unit shipments were approximately 6% below 1994. These shipments declined throughout 1995 as a result of the continuing conversion of soft drink containers from glass to plastic. This conversion will also affect comparisons to prior year periods throughout 1996. Higher shipments of glass containers to U.S. brewers as a result of increased consumer demand for premium and specialty beers more than offset lower demand for food containers, including iced tea and juice bottles. In the Plastics and Closures segment, sales increased $41.6 million, or 4.3%, over 1994. Higher unit pricing caused by higher resin costs and increased volumes in the closure and prescription products businesses resulted in higher reported sales. Higher unit shipments of closures and prescription containers were offset by lower shipments of plastic containers, especially bottles used for personal care and household products, due in part to the closing of two plastic bottle manufacturing facilities in late 1994.

Consolidated operating profit for 1995 increased $57.3 million, or 11.3%, to $565.5 million from 1994 operating profit of $508.2 million, excluding the unusual 1994 fourth quarter charge. Consolidated operating profit was 15.0% of net sales in 1995 compared to 14.2% in 1994, excluding the 1994 unusual item. Consolidated operating expenses (consisting of selling and administra-tive, engineering, and research and development expenses) as a percentage of net sales decreased to 6.4% in 1995 from 7.0% in 1994. Operating profit of the Glass Containers segment, exclusive of the 1995 unusual item discussed below, was $437.6 million, an increase of $44.6 million, or 11.3%, over 1994. Increased unit shipments at most foreign affiliates, improved market condi-tions for the segment's Venezuelan operations, and higher margins at the Colombian and United Kingdom operations resulted in higher U.S. dollar operating profits. The economic effects of exchange and price controls instituted in Venezuela in June 1994 and the December 1995 devaluation of the bolivar negatively affected the 1995 operating profit. Similar programs and controls instituted in prior years have had a temporary adverse effect on the operating profit of the Company's foreign affiliates; the Company is not able to project the magnitude or duration of such effects on future operating results. The domestic glass container operations were adversely affected in 1995 by the significantly higher cost of corrugated boxes, which are used extensively in packaging and shipping many of the Company's finished products. Also, domestic glass container unit shipments were lower in 1995 due to the continuing conversion of soft drink containers from glass to plastic, which resulted in excess capacity in the industry and increased price competition. Cost reductions and productivity improvements achieved throughout the Glass Containers segment partially offset these effects. Operating profit of the

Plastics and Closures segment, exclusive of the 1995 unusual item discussed below, increased slightly to $142.5 million in 1995 from $140.4 million in 1994. The 1995 results benefited from increased unit shipments in both the closures and prescription containers businesses along with productivity improvements achieved in the plastic bottles business. These benefits were partially offset by the effects of lower shipments and margins in the segment's labels and carriers business as a result of higher raw material costs, the soft drink conversion from glass to plastic, and the increasing utilization by customers of other forms of carriers, such as fiberboard cartons and shrink wrap packaging. Excluding the labels and carriers business, the segment's operating profit was up approximately 11% over 1994. Other retained costs, exclusive of the effects of unusual fourth quarter items in both years as discussed below, were $14.6 million in 1995 compared to $25.2 million in 1994 reflecting lower employee benefit costs and higher net financial services income.

In December 1995, the Company reached settlements involving all remaining insurance coverage limits (81% of original limits) in the asbestos-related litigation. As a result of the settlement agreements, the Company recorded a charge of $40.0 million ($24.7 million after tax) in the fourth quarter of 1995 to write down the asbestos insurance asset to the approximate coverage amounts expected to be received. For additional information, see Capital Resources and Liquidity on page 27 and Contingencies on page 52.

In the fourth quarter of 1995, the Company also recorded an unusual net credit of $40.0 million ($24.7 million after tax), related primarily to the Company's restructuring program, the cost of which was originally estimated and recorded in the fourth quarter of 1993. During 1994 and 1995, the Company completed a number of the initiatives contemplated in the program. Some costs were lower than originally estimated. Additionally, in response to changing business conditions and obtaining additional business, some of the planned actions were modified, eliminated, or are no longer anticipated. As a result of these developments, the reserve was reduced by $45.1 million. Included in the net credit of $40.0 million is a charge of $5.1 million for the restructuring of the Company's labels and carriers business resulting from the conversion of soft drinks from glass to plastic containers. This charge represents the estimated severance and early retirement costs related to workforce reductions and write downs of equipment and inventory.

In December 1994, the Company concluded a settlement with certain reinsurers involved in the asbestos-related litigation representing approximately 19% of coverage limits. As a result of the settlement agreement and certain other considerations, including continuing delays in the resolution of the Company's claims for insurance coverage, the Company recorded a charge of $100.0 million ($61.7 million after tax) in the fourth quarter of 1994 to write down the asbestos insurance asset.

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

Capsule segment results (in millions of dollars) for 1994 and 1993 are as follows (a):
----------------------------------------------------------------------------
Net sales to unaffiliated customers                       1994          1993
----------------------------------------------------------------------------
Glass Containers                                      $2,590.1      $2,427.3
Plastics and Closures                                    976.1         908.6
Specialized Glass                                                      197.9
Other                                                      1.1           1.2
----------------------------------------------------------------------------
Consolidated total                                    $3,567.3      $3,535.0
============================================================================

----------------------------------------------------------------------------
Operating profit                                          1994      1993 (c)
----------------------------------------------------------------------------
Glass Containers                                      $  393.0      $  117.4
Plastics and Closures                                    140.4         123.3
Specialized Glass                                                       18.9
Eliminations and other retained costs (b)               (125.2)       (305.0)
----------------------------------------------------------------------------
Consolidated total                                    $  408.2      $  (45.4)
============================================================================
(a)  See Segment Information included on pages 60 - 62.

(b) Includes a charge of $100.0 million in 1994 to write down the asbestos insurance asset.

(c) Reflects the net reductions from unusual fourth quarter charges and gains as follows: Glass Containers, $214.0 million; Plastics and Closures, $16.0 million; Specialized Glass, $3.2 million; and other retained costs, $298.9 million.

Consolidated net sales for 1994 increased $230.2 million, or 6.9% over the prior year, excluding the former Specialized Glass segment. Net sales of the Glass Containers segment increased $162.8 million, or 6.7%, over 1993. Domestic glass container unit shipments increased 4.8% compared to the prior year. Increased sales of beer containers, partially due to the March 31, 1994 acquisition of a customer's glass container manufacturing facility, more than offset lower soft drink container shipments. The Company believes the trend of soft drink conversions from glass to plastic (polyethylene terephthalate or PET) containers will continue; however, available capacity resulting from such conversions will be used for the production of other containers experiencing increased demand such as beer and iced tea. The Company's domestic glass business also benefited from increased shipments of iced tea and juice containers compared to prior year. Reported U.S. dollar sales of the Company's international affiliates were up 14.4% reflecting improved economic conditions in Brazil and higher unit shipments by the Company's Colombian and United Kingdom affiliates. The economic effects of exchange and price controls instituted in Venezuela in late June 1994 contributed to lower 1994 unit shipments by the Venezuelan affiliates compared to 1993. In the Plastics and Closures segment, sales increased $67.5 million, or 7.4%, over 1993. Increased sales for all business units combined with additional sales reported by the segment's Mexican affiliate, acquired near the end of the third quarter of 1993, accounted for the increase. The plastic bottles and closures businesses benefited from strong demand by makers of personal care and health care products.

Consolidated operating profit for 1994, excluding the unusual fourth quarter items in both 1994 and 1993 discussed separately below, and excluding the former Specialized Glass segment, increased $43.6 million, or 9.4%, to $508.2 million from $464.6 million in 1993. Consolidated operating profit, excluding the unusual items and the former Specialized Glass segment was 14.2% of net sales in 1994 compared to 13.9% in 1993. Consolidated operating expenses as a percentage of net sales increased to 7.0% in 1994 from 6.4% in 1993 as a result of higher spending in selected areas to streamline operations and increased research and development expenditures. Operating profit of the Glass Containers segment, exclusive of unusual items, increased $61.6 million, or 18.6%. Approximately two-thirds of the increase was attributable to the domestic glass business as increased shipments of beer, iced tea, and juice containers combined with improvements in machine and labor productivity more than offset continuing lower sales of soft drink containers. Higher combined U.S. dollar operating profit of the segment's international glass business resulted from generally increased unit shipments and higher margins, particularly at the Brazilian and Colombian affiliates. The economic effects of exchange and price controls instituted in Venezuela in June 1994 negatively affected the 1994 operating profit. Similar programs and controls instituted in prior years have had a temporary adverse effect on the operating profit of the Company's affiliates; however, the Company is not able to project the magnitude or duration of such effects on future operating results. Operating profit of the Plastics and Closures segment, exclusive of unusual items, increased slightly to $140.4 million in 1994 from $139.3 million in 1993. The benefit of increased unit shipments for both the plastic bottles and closures businesses was offset by lower margins in the labels and carriers business as a result of lower unit shipments of glass container soft drink labels and carriers, and lower unit selling prices for some plastic bottle product lines. The segment's operations in Mexico have been, and will continue to be, adversely affected by the devaluation of the peso; however, the amount is not expected to be material in relation to segment operating profit. Other retained costs, exclusive of the effects of the unusual items, were $25.2 million in 1994 compared to $6.1 million in 1993 reflecting expenses incurred in 1994 associated with the comprehensive reengineering initiated by the Company in 1993 and changes in other retained costs, principally as a result of previous divestitures.

In December 1994, the Company concluded a settlement with certain reinsurers involved in the asbestos-related litigation representing approximately 19% of coverage limits. Pursuant to the settlement agreement, the Company received payments of approximately $80 million in 1994 and approximately $20 million in the first quarter of 1995, representing approximately 78.5 percent of policy limits. As a result of the settlement agreement and certain other considerations, including continuing delays in the resolution of the Company's claims for insurance coverage, the Company recorded a charge of $100 million ($61.7 million after tax) in the fourth quarter of 1994 to write down the asbestos insurance asset. For additional information, see Capital Resources and Liquidity on page 27 and Contingencies on page 52.

In the fourth quarter of 1993, the Company recorded several unusual charges and gains as part of continuing operations. Gains from the sales of the Company's remaining interest in the television glass business and the sale of a 51% interest in its Kimble laboratory and pharmaceutical glassware business amounted to $46.1 million pretax ($34.6 million after tax). The Company also recorded charges totaling $578.2 million pretax ($357.0 million after tax), comprised of pretax charges of $325 million ($200.7 million after tax) for estimated uninsured future asbestos-related costs and $253.2 million ($156.3 million after tax) principally for costs related to the Company's restructuring program.

During 1994 the Company began implementing its comprehensive restructuring program to reduce costs. Specific actions taken in 1994 include an approximate 10% domestic work force reduction, the shutdown of a glass manufacturing facility, and the shutdown of two plastic manufacturing plants. The severance and early retirement costs of the work force reduction and expected write down to realizable value of production and other factory equipment to be eliminated as a result of restructuring initiatives were estimated to be approximately $165 million and $30 million, respectively, at December 31, 1993. As a result of modifications of the restructuring program throughout 1994, the Company estimated that the aggregate severance and early retirement costs would approximate $90 million, while the costs to write down production and other factory equipment and to realign productive capacity, mainly as a result of manufacturing efficiency and productivity improvements experienced or expected to result from the restructuring program, would approximate $105 million. While implementation of the program will continue over the next several years, the Company expects that actions taken in 1994 will favorably affect operating profit beginning in 1995.

Capital Resources and Liquidity

The Company's total debt at December 31, 1995 was $2.83 billion compared to $2.69 billion at December 31, 1994.

At December 31, 1995, the Company had available credit totaling $1 billion under the Bank Credit Agreement expiring in December 1998, of which $322.0 million had not been utilized. At December 31, 1994, the Company had $400.2 million of credit which had not been utilized under the Agreement. The increased utilization during 1995 resulted from capital expenditures, acquisi-tions, and asbestos-related payments, partially offset by cash provided by operations, including cash received for settlement of a portion of the insurance asset for asbestos-related costs. Cash provided by operating activities was $252.6 million in 1995 compared to $227.4 million in 1994. Capital expenditures for property, plant and equipment were $283.6 million in 1995 and $286.0 million in 1994. During the years ended December 31, 1995 and 1994, cash expenditures related to the fourth quarter 1993 restructuring charge were approximately $30 million for each of those years. Future cash expenditures associated with this charge are not expected to be material.

In the twelve-month period commencing January 1, 1996, the Company anticipates that cash flow from its operations and from utilization of available credit under the Bank Credit Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations. The Company faces additional demands upon its liquidity for asbestos-related payments. The Company has entered into group settlement agreements which include settlement amounts payable in 1996 and later years. As of December 31, 1995, such deferred payment amounts were approximately $130.1 million.
The foregoing amount does not include spending commitments with respect to lawsuits and claims pending against the Company as of December 31, 1995.
Based on the Company's expectations regarding favorable trends which should lower its aggregate payments for lawsuits and claims and its expectation of the collection of its insurance coverage and reimbursement for such lawsuits, and also based on the Company's expected operating cash flow, the Company believes that the payment of any deferred amounts of previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits and claims associated with asbestos, will not have a material adverse effect upon the Company's liquidity on a short-term or long-term basis.

From December 1994 through mid-December 1995, the Company concluded settlement agreements with certain reinsurers involved in the asbestos-related litigation. In late December 1995, the Company entered into a settlement agreement involving all remaining insurance coverage issues in the asbestos-related litigation. Pursuant to these settlement agreements, the Company received payments of approximately $80 million in the fourth quarter of 1994 and $107 million in 1995. In addition, the Company expects to receive additional insurance proceeds in 1996 and future years under the agreements. The Company has and will use the settlement proceeds, when received, to reduce bank debt incurred in paying claims.

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





ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                          Page
                                                                          ----

Report of Independent Auditors                                              29

Consolidated Balance Sheets at December 31, 1995 and 1994                32-33

For the years ended December 31, 1995, 1994, and 1993:

        Consolidated Results of Operations                               30-31
        Consolidated Share Owners' Equity                                   34
        Consolidated Cash Flows                                          35-36

Statement of Significant Accounting Policies                             37-38

Financial Review                                                         39-62

Selected Quarterly Financial Data                                           63

------------------------------------------------------------------------------
                        REPORT OF INDEPENDENT AUDITORS
------------------------------------------------------------------------------

The Board of Directors and Share Owners
Owens-Illinois, Inc.

We have audited the accompanying consolidated balance sheets of Owens-Illinois, Inc. as of December 31, 1995 and 1994, and the related consolidated statements of results of operations, share owners' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14.(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens-Illinois, Inc. at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                         /s/ Ernst & Young LLP
                                         ---------------------
                                         Ernst & Young LLP


Toledo, Ohio
February 2, 1996

---------------------------------------------------------------------------
CONSOLIDATED RESULTS OF OPERATIONS  Owens-Illinois, Inc.
Millions of dollars, except per share amounts
Years ended December 31,                       1995        1994        1993
---------------------------------------------------------------------------
Revenues:
  Net sales                                $3,763.2    $3,567.3    $3,535.0
  Royalties and net technical assistance       26.8        29.1        29.2
  Equity earnings                              14.4        22.3        25.3
  Interest                                     29.7        19.0        15.6
  Other                                        46.9        15.2        57.0
---------------------------------------------------------------------------
                                            3,881.0     3,652.9     3,662.1
Costs and expenses:
  Manufacturing, shipping, and delivery     2,948.5     2,824.3     2,823.8
  Research and development                     30.3        31.8        23.1
  Engineering                                  24.5        22.8        19.2
  Selling and administrative                  187.8       193.5       182.9
  Interest                                    299.6       278.2       290.0
  Other                                        80.3       131.0       617.6
---------------------------------------------------------------------------
                                            3,571.0     3,481.6     3,956.6
---------------------------------------------------------------------------
Earnings (loss) from continuing operations
  before items below                          310.0       171.3      (294.5)
Provision (credit) for income taxes           100.8        68.9      (113.1)
---------------------------------------------------------------------------
                                              209.2       102.4      (181.4)

Minority share owners' interests
  in earnings of subsidiaries                  40.1        24.1        19.4
---------------------------------------------------------------------------
Earnings (loss) from continuing operations
  before extraordinary items                  169.1        78.3      (200.8)
Net earnings of discontinued
  operations                                                            1.4
Gain on sale of discontinued
  operations, net of applicable income
  taxes                                                               217.0
---------------------------------------------------------------------------
Earnings before extraordinary items           169.1        78.3        17.6
Extraordinary charges from early
  extinguishment of debt, net of applicable
  income taxes                                                        (12.7)
---------------------------------------------------------------------------
Net earnings                               $  169.1    $   78.3    $    4.9
===========================================================================

---------------------------------------------------------------------------
CONSOLIDATED RESULTS OF OPERATIONS Owens-Illinois, Inc. -- Continued Millions of dollars, except per share amounts
Years ended December 31,                       1995        1994        1993
---------------------------------------------------------------------------
Earnings per share of common stock:
  Earnings (loss) from continuing
    operations before extraordinary
    items                                  $   1.40    $   0.64    $  (1.70)
  Net earnings of discontinued
    operations                                                         0.01
  Gain on sale of
    discontinued operations                                            1.82
---------------------------------------------------------------------------
  Earnings before extraordinary
    items                                      1.40        0.64        0.13
  Extraordinary charges                                               (0.10)
---------------------------------------------------------------------------
  Net earnings                             $   1.40    $   0.64    $   0.03
===========================================================================


See accompanying Statement of Significant Accounting Policies and Financial Review.

-----------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS  Owens-Illinois, Inc.
Millions of dollars, except share amounts
December 31,                                                1995         1994
-----------------------------------------------------------------------------
Assets
Current assets:
  Cash, including time deposits of $58.9
    ($56.8 in 1994)                                     $  109.4     $  109.4
  Short-term investments, at cost which
    approximates market                                     52.5         32.2
  Receivables, less allowances of $39.7
    ($38.7 in 1994) for losses and discounts               423.9        415.5
  Inventories                                              502.2        477.1
  Prepaid expenses                                         128.8         64.9
-----------------------------------------------------------------------------
    Total current assets                                 1,216.8      1,099.1

Investments and other assets:
  Domestic investments and advances                         22.7         26.7
  Foreign investments and advances                          61.4         65.2
  Repair parts inventories                                 156.3        137.7
  Prepaid pension                                          615.7        597.9
  Insurance for asbestos-related costs                     323.5        470.1
  Deposits, receivables, and other assets                  234.1        235.0
  Excess of purchase cost over net assets
    acquired, net of accumulated amortization
    of $262.0 ($230.6 in 1994)                           1,023.9      1,049.4
-----------------------------------------------------------------------------
    Total investments and other assets                   2,437.6      2,582.0

Property, plant, and equipment:
  Land, at cost                                            101.3        103.4
  Buildings and equipment, at cost:
    Buildings and building equipment                       475.1        459.2
    Factory machinery and equipment                      2,306.1      2,041.0
    Transportation, office, and miscellaneous equipment     77.8         58.1
    Construction in progress                               126.9        156.7
-----------------------------------------------------------------------------
                                                         3,087.2      2,818.4
  Less accumulated depreciation                          1,302.4      1,181.9
-----------------------------------------------------------------------------
    Net property, plant, and equipment                   1,784.8      1,636.5
-----------------------------------------------------------------------------
Total assets                                            $5,439.2     $5,317.6
=============================================================================

-----------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS  Owens-Illinois, Inc. (continued)
Millions of dollars, except share amounts
December 31,                                                1995         1994
-----------------------------------------------------------------------------
Liabilities and Share Owners' Equity
Current liabilities:
  Short-term loans                                      $   52.6     $   44.3
  Accounts payable                                         289.5        280.3
  Salaries and wages                                        83.9         84.8
  U.S. and foreign income taxes                             26.8         20.8
  Current portion of asbestos-related liabilities          145.0        145.0
  Other accrued liabilities                                268.2        332.1
  Long-term debt due within one year                        22.9         20.7
-----------------------------------------------------------------------------
    Total current liabilities                              888.9        928.0

Long-term debt                                           2,757.7      2,624.7

Deferred taxes                                             133.4         47.0

Nonpension postretirement benefits                         389.1        405.4

Asbestos-related liabilities                               235.4        404.4

Other liabilities                                          335.3        407.0

Commitments and contingencies

Minority share owners' interests                           167.5        125.2

Share owners' equity:
  Preferred stock                                           21.9         26.3
  Common stock, par value $.01 per share, 250,000,000
    shares authorized, 119,966,191 shares outstanding
    (119,079,496 in 1994)                                    1.2          1.2
  Capital in excess of par value                         1,042.8      1,034.6
  Deficit                                                 (449.3)      (618.4)
  Cumulative foreign currency translation adjustment       (84.7)       (67.8)
-----------------------------------------------------------------------------
    Total share owners' equity                             531.9        375.9
-----------------------------------------------------------------------------
Total liabilities and share owners' equity              $5,439.2     $5,317.6
=============================================================================




See accompanying Statement of Significant Accounting Policies and Financial Review.

-----------------------------------------------------------------------------
CONSOLIDATED SHARE OWNERS' EQUITY  Owens-Illinois, Inc.
Millions of dollars
Years ended December 31,                         1995        1994        1993
-----------------------------------------------------------------------------
Preferred stock
  Balance at beginning of year               $   26.3    $   26.3    $   26.3
  Exchange of Series A preferred stock
    for common stock                             (4.4)
-----------------------------------------------------------------------------
    Balance at end of year                       21.9        26.3        26.3
=============================================================================
Common stock
  Balance at beginning of year                    1.2         1.2         1.2
  Exchange of Series A preferred stock
    for common stock
  Issuance of common stock
-----------------------------------------------------------------------------
    Balance at end of year                        1.2         1.2         1.2
=============================================================================
Capital in excess of par value
  Balance at beginning of year                1,034.6     1,033.9     1,034.0
  Exchange of Series A preferred stock
    for common stock                              4.4
  Issuance of common stock                        3.8          .7
  Purchase of common stock                                                (.1)
-----------------------------------------------------------------------------
    Balance at end of year                    1,042.8     1,034.6     1,033.9
=============================================================================
Deficit
  Balance at beginning of year                 (618.4)     (696.7)     (701.6)
  Net earnings                                  169.1        78.3         4.9
-----------------------------------------------------------------------------
    Balance at end of year                     (449.3)     (618.4)     (696.7)
=============================================================================
Cumulative foreign currency
  translation adjustment
  Balance at beginning of year                  (67.8)      (69.9)      (61.3)
  Net change for the year                       (16.9)        2.1        (8.6)
-----------------------------------------------------------------------------
    Balance at end of year                      (84.7)      (67.8)      (69.9)
=============================================================================
Total share owners' equity                   $  531.9    $  375.9    $  294.8
=============================================================================


See accompanying Statement of Significant Accounting Policies and Financial Review.

-----------------------------------------------------------------------------
CONSOLIDATED CASH FLOWS  Owens-Illinois, Inc.
Millions of dollars
Years ended December 31,                         1995        1994        1993
-----------------------------------------------------------------------------
Operating activities:
  Earnings (loss) from continuing
    operations before extraordinary
    items                                     $ 169.1     $  78.3     $(200.8)
    Non-cash charges (credits):
        Depreciation                            188.3       183.3       180.0
        Amortization of deferred costs           49.8        50.3        52.3
        Asbestos-related insurance               40.0       100.0
        Uninsured asbestos-related costs                                325.0
        Restructuring and other costs           (40.0)                  253.2
        Gains on sales of interests in Kimble
          and television glass businesses                               (46.1)
        Deferred tax provision (credit)          48.7        30.2      (145.6)
        Other                                   (33.7)      (25.4)       (8.1)
  Dividends from equity affiliates                3.7         4.4         5.6
  Change in non-current operating assets        (33.4)      (14.7)       25.7
  Asbestos-related payments                    (169.0)     (142.7)     (136.2)
  Asbestos-related insurance proceeds           106.6        79.9
  Reduction of non-current liabilities          (17.5)      (77.5)      (55.1)
  Change in components of working capital       (60.0)      (38.7)      (10.9)
-----------------------------------------------------------------------------
    Cash provided by continuing operating
      activities                                252.6       227.4       239.0

    Cash utilized in discontinued operating
      activities                                                         (7.3)
-----------------------------------------------------------------------------
    Cash provided by operating activities       252.6       227.4       231.7

Investing activities:
  Additions to property, plant and equipment   (283.6)     (286.0)     (266.2)
  Acquisitions                                  (58.8)      (47.1)      (34.0)
  Net cash proceeds from divestitures             8.1        13.4       727.3
  Other                                                       (.3)        2.1
-----------------------------------------------------------------------------
    Cash provided by (utilized in) investing
      activities                               (334.3)     (320.0)      429.2

-----------------------------------------------------------------------------
CONSOLIDATED CASH FLOWS  Owens-Illinois, Inc.  (continued)
Millions of dollars
Years ended December 31,                         1995        1994        1993
-----------------------------------------------------------------------------
Financing activities:
  Additions to long-term debt                  $164.3     $ 513.7     $ 107.0
  Repayments of long-term debt                  (81.8)     (336.8)     (712.1)
  Decrease in short-term loans                   (5.3)       (4.0)      (13.7)
  Issuance of subsidiaries' stock                             4.3
  Payment of finance fees and debt retirement
    costs                                                    (1.2)      (14.9)
  Issuance of common stock                        3.8          .7
-----------------------------------------------------------------------------
      Cash provided by (utilized in)
        financing activities                     81.0       176.7      (633.7)

Effect of exchange rate fluctuations on cash       .7       (41.8)      (41.2)
-----------------------------------------------------------------------------
Increase (decrease) in cash                       0.0        42.3       (14.0)

Cash at beginning of year                       109.4        67.1        81.1
-----------------------------------------------------------------------------
Cash at end of year                            $109.4     $ 109.4     $  67.1
=============================================================================


See accompanying Statement of Significant Accounting Policies and Financial Review.

--------------------------------------------------------------------------------
STATEMENT OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

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

Nature of Operations. The Company is a leading manufacturer of glass container and plastic packaging products operating in two industry segments. The Company's principal product lines in the Glass Containers industry segment are glass containers for the food and beverage industries. The Company's principal product lines in the Plastics and Closures industry segment include plastic containers, plastic closures, plastic prescription containers, labels, and multipack plastic carriers for beverage containers. Sales of the Glass Containers industry segment were 73% of the Company's 1995 consolidated sales. The Company has glass container operations located in thirteen countries, while the plastics and closures operations are predominantly located in the United States. The principal markets and operations for the Company's glass products are in the United States, Latin America and Europe. Major markets for the plastics and closures products include the United States household products, personal care products, health care products, and food and beverage industries.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect certain amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates, at which time the Company would revise its estimates accordingly. For further information on certain of the Company's significant estimates, see Contingencies on page 52.

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

Inventory Valuation. The Company uses the last-in, first-out (LIFO) cost method of inventory valuation for most domestic inventories. Other inventories are valued at the lower of standard costs (which approximate average costs), average costs, or market.

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

Foreign Currency Translation. The assets and liabilities of certain affiliates and associates are translated at current exchange rates and any related translation adjustments are recorded directly in share owners' equity. Certain of the Company's major affiliates which are located in Brazil, Venezuela and Poland operate in "highly inflationary" economies. In such cases, certain assets of these affiliates are translated at historical exchange rates and all translation adjustments are reflected in the statements of Consolidated Results of Operations.

Earnings Per Share of Common Stock. Earnings per share of common stock is computed using weighted average shares of common stock outstanding (119,343,048 shares for 1995, 119,004,785 shares for 1994, and 118,978,327 shares for 1993) after deducting dividend requirements for preferred stock. Incremental shares applicable to outstanding stock options and exchangeable preferred stock are not included in the calculation as they would not materially affect the reported amounts.

--------------------------------------------------------------------------------
FINANCIAL REVIEW
Tabular data in millions of dollars, except share and per share amounts
--------------------------------------------------------------------------------
Changes in Components of Working Capital Related to Operations. Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

----------------------------------------------------------------------------
                                                1995        1994        1993
----------------------------------------------------------------------------
Decrease (increase) in current assets:
  Short-term investments                      $ (5.5)     $ (1.5)     $ (3.4)
  Receivables                                   21.0       (71.3)      (10.9)
  Inventories                                    8.4         6.9       (17.3)
  Prepaid expenses                              (8.9)       (6.0)        3.9
Increase (decrease) in current liabilities:
  Accounts payable and accrued liabilities     (76.6)       26.7         5.0
  Salaries and wages                              .2         4.8         1.2
  U.S. and foreign income taxes                  1.4         1.7        (6.0)
----------------------------------------------------------------------------
                                              $(60.0)     $(38.7)     $(27.5)
============================================================================
Continuing operations                         $(60.0)     $(38.7)     $(10.9)
Discontinued operations                                                (16.6)
----------------------------------------------------------------------------
                                              $(60.0)     $(38.7)     $(27.5)
============================================================================

Inventories.  Major classes of inventory are as follows:
----------------------------------------------------------------------------
                                                            1995        1994
----------------------------------------------------------------------------
Finished goods                                            $381.4      $377.4
Work in process                                              3.2         4.2
Raw materials                                               80.3        73.0
Operating supplies                                          37.3        22.5
----------------------------------------------------------------------------
                                                          $502.2      $477.1
============================================================================
If the inventories which are valued on the LIFO method had been valued at standard or average costs, which approximate current costs, consolidated inventories would be higher than reported by $21.0 million and $19.6 million at December 31, 1995 and 1994, respectively.

Inventories which are valued at the lower of standard costs (which approximate average costs), average costs, or market at December 31, 1995 and 1994 were approximately $185.2 million and $125.7 million, respectively.

Investments. Domestic and foreign investments and advances relate principally to equity associates. Summarized information pertaining to the Company's equity associates follows:
----------------------------------------------------------------------------
                                                            1995        1994
----------------------------------------------------------------------------
At end of year:
    Equity in undistributed earnings:
      Foreign                                             $ 55.4      $ 50.8
      Domestic                                               8.4        10.8
----------------------------------------------------------------------------
        Total                                             $ 63.8      $ 61.6
============================================================================
    Equity in cumulative translation adjustment           $(15.0)     $(14.1)
============================================================================

----------------------------------------------------------------------------
                                                      1995     1994     1993
----------------------------------------------------------------------------
For the year:
    Equity in earnings:
      Foreign                                        $10.1    $12.8    $15.8
      Domestic                                         4.3      9.5      9.5
----------------------------------------------------------------------------
        Total                                        $14.4    $22.3    $25.3
============================================================================

    Dividends received:
      Foreign                                        $ 3.7    $ 2.9    $ 4.8
      Domestic                                                  1.5       .8
----------------------------------------------------------------------------
        Total                                        $ 3.7    $ 4.4    $ 5.6
============================================================================

Summarized combined financial information for equity associates is as follows:

----------------------------------------------------------------------------
                                                            1995        1994
----------------------------------------------------------------------------
At end of year:
  Current assets                                          $423.4      $378.8
  Non-current assets                                       441.8       427.2
----------------------------------------------------------------------------
    Total assets                                           865.2       806.0
----------------------------------------------------------------------------

  Current liabilities                                      205.3       192.3
  Other liabilities and deferred items                     358.6       316.6
----------------------------------------------------------------------------
    Total liabilities and deferred items                   563.9       508.9
----------------------------------------------------------------------------
  Net assets                                              $301.3      $297.1
============================================================================

----------------------------------------------------------------------------
                                               1995        1994         1993
----------------------------------------------------------------------------
For the year:
  Net sales                                $1,099.0    $1,018.6     $1,003.5
============================================================================
  Gross profit                             $  178.4    $  199.3     $  201.3
============================================================================
  Net earnings                             $   56.0    $   62.2     $   67.8
============================================================================

On January 1, 1995, the Company consolidated the operations of its affiliates in Poland and Bolivia. Results of the Polish affiliate for 1994 and balance sheet data at December 31, 1994 are included above. Results of the Bolivian affiliate for 1994 and 1993 and balance sheet data at December 31, 1994 are also included above.

During the fourth quarter of 1993, the Company sold the remaining 50% interest in the television glass business, the results of which are included above through the date of sale. On December 31, 1993, the Company sold 51% of its Kimble business. Results of the Kimble business for 1995 and 1994 and balance sheet data at December 31, 1995 and 1994, are included above.

At December 31, 1995, the Company's equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $213 million. It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed.

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

Summary results of operations information for the Libbey business is as follows:
                                                                 Period ended
                                                                June 18, 1993
-----------------------------------------------------------------------------
Total revenues                                                         $118.1
Costs and expenses                                                       97.9
-----------------------------------------------------------------------------
  Earnings before interest and taxes                                     20.2
Interest expense                                                         17.7
-----------------------------------------------------------------------------
  Earnings before income taxes                                            2.5
Provision for income taxes                                                1.1
-----------------------------------------------------------------------------
Net earnings                                                           $  1.4
=============================================================================
Interest expense allocated to discontinued operations is based on the indebtedness expected to be repaid with the proceeds from the sale of the Libbey business at applicable interest rates in effect during the period.

Other Accrued Liabilities. At December 31, 1995 and 1994, other accrued liabilities include accruals for interest, consisting principally of interest accrued on domestic obligations of $40.7 million and $39.6 million, respectively.

Short-Term Borrowings. At December 31, 1995 and 1994, the weighted average interest rate on outstanding short-term borrowings was 14.0% and 20.7%, respectively. The relatively high weighted average interest rates are reflective of the generally higher short-term borrowing costs incurred by most of the Company's Latin American affiliates.

Long-Term Debt. The following table summarizes the long-term debt of the Company at December 31, 1995 and 1994:
-----------------------------------------------------------------------------
                                                            1995         1994
-----------------------------------------------------------------------------
Bank Credit Agreement:
  Revolving Loans                                       $  549.4     $  450.3
  Bid Rate Loans                                            61.0         65.0
Senior Debentures, 11%, due 1999 to 2003                 1,000.0      1,000.0
Senior Subordinated Notes:
  10-1/4%, due 1999                                        250.0        250.0
  10-1/2%, due 2002                                        150.0        150.0
  10%, due 2002                                            250.0        250.0
  9-3/4%, due 2004                                         200.0        200.0
  9.95%, due 2004                                          100.0        100.0
Other                                                      220.2        180.1
-----------------------------------------------------------------------------
                                                         2,780.6      2,645.4
  Less amounts due within one year                          22.9         20.7
-----------------------------------------------------------------------------
    Long-term debt                                      $2,757.7     $2,624.7
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

At December 31, 1995, the Company had unused credit available under the Bank Credit Agreement of $322.0 million.

Revolving loans bear interest, at the Company's option, at the prime rate or a Eurodollar deposit-based rate plus a margin linked to published ratings of the Company's senior debt instruments. The margin is currently .875% and is limited to a range of .625% to 1%. Swing Line and Overdraft Account loans bear interest at the prime rate minus the commitment fee percentage, defined below. The weighted average interest rate on borrowings outstanding under the Bank Credit Agreement at December 31, 1995, was 6.78%. While no compensating balances are required by the Agreement, the Company must pay a commitment fee on the excess of the Revolving Loan Commitments over the aggregate amount of Revolving Loans outstanding. The commitment fee, currently .375%, is subject to reduction to .25%, also based on changes in published ratings.

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

Annual maturities for all of the Company's long-term debt through 2000 are as follows: 1996, $22.9 million; 1997, $49.6 million; 1998, $633.3 million;
1999, $463.9 million; and 2000, $229.5 million.

Interest paid in cash aggregated $283.1 million for 1995, $259.1 million for 1994, and $284.2 million for 1993.

Fair values at December 31, 1995, of the Company's significant fixed rate debt obligations are as follows:

-----------------------------------------------------------------------------
                                                    Indicated
                                     Principal        Market
                                      Amount          Price        Fair Value
-----------------------------------------------------------------------------
11% Senior Debentures                $1,000.0         113            $1,130.0
Senior Subordinated Notes:
  10-1/4%                               250.0         104               260.0
  10-1/2%                               150.0         106-7/8           160.3
  10%                                   250.0         104-5/8           261.6
  9-3/4%                                200.0         105-3/8           210.8
  9.95%                                 100.0         106               106.0
-----------------------------------------------------------------------------

Operating Leases. Rent expense attributable to all operating leases was $58.5 million in 1995, $53.4 million in 1994, and $54.2 million in 1993. Contingent rental expense was not significant in any period presented. Minimum future rentals under operating leases are as follows: 1996, $31.7 million; 1997, $29.4 million; 1998, $26.5 million; 1999, $23.5 million; 2000, $18.0 million;
and 2001 and thereafter, $95.1 million.

Foreign Currency Translation. Aggregate foreign currency exchange losses included in other costs and expenses were $10.1 million in 1995, $53.9 million in 1994, and $16.1 million in 1993, and resulted principally from translation of the balance sheets of certain of the Company's major affiliates which are located in Brazil and Venezuela. Earnings on time deposits and short-term investments in those countries typically include an inflationary component, which has substantially offset the exchange losses in those years.

Changes in the cumulative foreign currency translation adjustment were as follows:
----------------------------------------------------------------------------
                                                  1995        1994      1993
----------------------------------------------------------------------------
Balance at beginning of year                    $(67.8)     $(69.9)   $(61.3)
Net effect of exchange rate
  fluctuations                                   (17.2)        1.6     (10.8)
Previous adjustments eliminated
  in divestitures                                                        (.3)
Deferred income taxes                               .3          .5       2.5
----------------------------------------------------------------------------
Balance at end of year                          $(84.7)     $(67.8)   $(69.9)
============================================================================

The net effect of exchange rate fluctuations generally reflects changes in the relative strength of the U.S. dollar against major foreign currencies between the beginning and end of the year.

Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 1995 and 1994 are as follows:

----------------------------------------------------------------------------
                                                          1995          1994
----------------------------------------------------------------------------
Deferred tax assets:
      Accrued postretirement benefits                   $138.4        $143.2
      Asbestos-related liabilities                       133.2         192.3
      Other accrued liabilities                          111.6         167.8
      U.S. Federal tax loss carryovers                   104.3         107.4
      Other                                               79.9          55.5
----------------------------------------------------------------------------
      Total deferred tax assets                          567.4         666.2

Deferred tax liabilities:
      Prepaid pension costs                              216.2         208.1
      Property, plant and equipment                      193.0         186.1
      Insurance for asbestos-related costs                95.2         164.5
      Inventory                                           38.8          45.6
      Receivables and other assets                        20.6          19.6
      Other                                               31.2          37.8
----------------------------------------------------------------------------
      Total deferred tax liabilities                     595.0         661.7
----------------------------------------------------------------------------
      Net deferred tax assets (liabilities)             $(27.6)       $  4.5
============================================================================

Deferred taxes are included in the Consolidated Balance Sheets at December 31, 1995 and 1994 as follows:

----------------------------------------------------------------------------
                                                           1995         1994
----------------------------------------------------------------------------
Prepaid expenses                                        $ 105.8       $ 51.5
Deferred tax liabilities                                 (133.4)       (47.0)
----------------------------------------------------------------------------
Net deferred tax assets (liabilities)                   $ (27.6)      $  4.5
============================================================================

The provision for income taxes consists of the following:
----------------------------------------------------------------------------
                                                  1995      1994        1993
----------------------------------------------------------------------------
Current:
  U.S. federal                                  $  1.5
  State                                             .8    $  2.9     $   2.0
  Foreign                                         49.8      35.8        31.6
----------------------------------------------------------------------------
                                                  52.1      38.7        33.6
----------------------------------------------------------------------------
Deferred:
  U.S. federal                                    34.7      22.7      (120.8)
  State                                            6.6       1.1       (17.0)
  Foreign                                          7.4       6.4        (7.8)
----------------------------------------------------------------------------
                                                  48.7      30.2      (145.6)
----------------------------------------------------------------------------
Total:
  U.S. federal                                    36.2      22.7      (120.8)
  State                                            7.4       4.0       (15.0)
  Foreign                                         57.2      42.2        23.8
----------------------------------------------------------------------------
                                                $100.8    $ 68.9     $(112.0)
============================================================================
The provision for income taxes has been
  allocated as follows:
    Continuing operations                       $100.8    $ 68.9     $(113.1)
    Discontinued operations                                              1.1
----------------------------------------------------------------------------
                                                $100.8    $ 68.9     $(112.0)
============================================================================
The provision for income taxes was calculated based on the following components of earnings (loss) before income taxes and extraordinary items:
----------------------------------------------------------------------------
                                                  1995      1994        1993
----------------------------------------------------------------------------
Continuing operations:
  Domestic                                      $100.2    $ 32.4     $(411.6)
  Foreign                                        209.8     138.9       117.1
Discontinued operations                                                  2.5
----------------------------------------------------------------------------
                                                $310.0    $171.3     $(292.0)
============================================================================
Income taxes paid (refunded) in cash were as follows:
----------------------------------------------------------------------------
                                                  1995      1994        1993
----------------------------------------------------------------------------
Domestic                                        $  3.1    $ (6.5)    $   1.0
Foreign                                           35.5      20.2        18.5
----------------------------------------------------------------------------
                                                $ 38.6    $ 13.7     $  19.5
============================================================================

A reconciliation of the provision for income taxes based on the statutory U.S. federal tax rate of 35% to the provision for income taxes is as follows:

----------------------------------------------------------------------------
                                                  1995      1994        1993
----------------------------------------------------------------------------
Pretax earnings (loss) at statutory
  U.S. Federal tax rate                         $108.5     $60.0     $(102.2)
Increase (decrease) in provision for
  income taxes due to:
  Amortization of goodwill                        10.5      11.5        11.0
 State taxes, net of federal benefit               4.8       2.6        (9.7)
  Foreign earnings at different rates             (4.9)      2.5        (1.6)
  Nontaxable foreign earnings                     (5.3)
  Foreign sales corporation and possession
    tax credits                                   (5.3)     (1.5)       (0.9)
  Research and development credits                (1.0)     (1.8)
  Equity earnings                                 (2.1)     (3.1)       (2.6)
  Divestitures                                                          (8.3)
  Adjustment for enacted change in tax rate                              2.4
  Other items                                     (4.4)     (1.3)       (0.1)
----------------------------------------------------------------------------
Provision (credit) for income taxes             $100.8     $68.9     $(112.0)
============================================================================
Effective tax rate                               32.5%     40.2%       38.4%
============================================================================

For U.S. Federal income tax purposes, approximately $298 million of net operating loss is available as a carryover at December 31, 1995. Carryovers of the net operating loss expire beginning in 2004. For financial reporting purposes, a valuation reserve was established as of January 1, 1992 for $70 million of the capital loss carryover. The valuation reserve was eliminated in 1993, thereby reducing the tax provision that otherwise would have been required on the gain on the sale of the Libbey business.

Additionally, alternative minimum tax credits and research and development credits of approximately $16 million and $3 million, respectively, are available to offset future U.S. federal income tax. The alternative minimum tax credits do not expire while carryovers of the research and development credits expire beginning in 2009.

Restriction on Retained Earnings. Under the terms of the Bank Credit Agreement and the various Indentures related to the Company's senior and subordinated notes and debentures (see Long-Term Debt), the Company may not pay dividends with respect to its Preferred or Common Stock and is restricted in the number of shares of its Common Stock which can be redeemed.

Preferred Stock. Preferred shares, $.01 par value, $7.00 cumulative dividend, issuable in series, at December 31, 1995 and 1994, were as follows:

                                                            Number of Shares
-----------------------------------------------------------------------------
                                                             1995        1994
-----------------------------------------------------------------------------
Series A Exchangeable
   Authorized                                              75,000      75,000
   Issued                                                  65,625      65,625
   Outstanding                                             22,397      65,625
Series B Exchangeable
   Authorized                                              75,000      75,000
   Issued and outstanding                                  65,625      65,625
Series C Exchangeable
   Authorized                                             150,000     150,000
   Issued and outstanding                                 131,250     131,250

The preferred shares, all of which were issued October 30, 1992, are exchangeable for a number of common shares determined by multiplying the total number of exchangeable shares being exchanged by the sum of $100 plus all dividends accumulated and unpaid on each share being exchanged and dividing such amount by the last reported sales price of common shares on the New York Stock Exchange at the close of business on the business day next preceding the day of exchange. The shares are exchangeable at the option of the owners as follows: Series A, from and after the third anniversary of the date of issuance; Series B, from and after the fifth anniversary of the date of issuance; and Series C, from and after the sixth anniversary of the date of issuance. Dividends accumulated and unpaid were approximately $4.8 million and $4.0 million at December 31, 1995 and 1994, respectively.

Holders of the preferred shares have no voting rights, except on actions which would affect their rights to exchange shares for common shares, or on actions to increase the authorized number of exchangeable shares.

Restrictions on Transfer of Assets. The governments and national banking systems of certain countries in which the Company has consolidated foreign affiliates impose various restrictions on the payment of dividends and transfer of funds out of those countries. Additionally, provisions of credit agreements entered into by certain foreign affiliates presently restrict the payment of dividends. The estimated U.S. dollar value of the foreign net assets included in the Consolidated Balance Sheets that are restricted in some manner as to transfer to the Company was approximately $140 million at December 31, 1995.

Stock Options. Nonqualified options to purchase shares of common stock of the Company are outstanding under the Stock Option Plan for Key Employees as amended and restated effective December 18, 1991 and the Stock Option Plan for Directors of Owens-Illinois, Inc. as amended effective May 12, 1994.

All options have been granted at prices equal to the market price on the date granted. Accordingly, the Company recognizes no compensation expense related to these options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In October, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which encourages, but does not require, expense recognition for stock-based awards based on their estimated fair value on the date of grant. The Company presently intends to continue to account for stock-based awards under the provisions of APB No. 25.

Stock option activity is as follows:

----------------------------------------------------------------------------
                                                   Shares
                                                    Under
                                                   Option        Price Range
----------------------------------------------------------------------------
Outstanding at December 31, 1993                4,912,696      $ 5.00-$12.50
   Granted                                        571,673       11.00- 12.63
   Exercised                                     (106,169)       5.00
   Canceled                                       (63,800)      11.50- 12.50
----------------------------------------------------------------------------
Outstanding at December 31, 1994                5,314,400        5.00- 12.63
   Granted                                        528,450       13.25
   Exercised                                     (470,900)       5.00- 11.00
   Canceled                                       (40,750)      11.00- 12.50
----------------------------------------------------------------------------
Outstanding at December 31, 1995                5,331,200      $ 5.00-$13.25
============================================================================

----------------------------------------------------------------------------
                                                     1995               1994
----------------------------------------------------------------------------
At end of year:
   Shares reserved for option grants            1,574,640          2,062,340
============================================================================
   Share options exercisable                    3,272,761          3,497,772
============================================================================
   Price range of options exercisable        $5.00-$13.25       $5.00-$12.50
============================================================================

Pension Benefit Plans. Net credits to continuing operations for all of the Company's pension plans and certain deferred compensation arrangements amounted to $31.5 million in 1995, $28.2 million in 1994, and $26.7 million in 1993.

The Company has pension plans covering substantially all domestic employees. Benefits generally are based on compensation for salaried employees and on length of service for hourly employees. The Company's policy is to fund domestic pension plans such that sufficient assets will be available to meet future benefit requirements.

The following tables relate to the Company's principal domestic pension plans.

The funded status at year-end was as follows:

--------------------------------------------------------------------------
                                                          1995        1994
--------------------------------------------------------------------------
Actuarial present value of benefit obligations:
  Vested                                              $1,651.9    $1,471.9
  Nonvested                                              104.2        88.5
--------------------------------------------------------------------------
    Accumulated benefit obligation                     1,756.1     1,560.4
  Effect of assumed benefit increases                    143.1       112.2
--------------------------------------------------------------------------
    Projected benefit obligation                       1,899.2     1,672.6
Plan assets at fair value                              2,357.9     2,040.2
--------------------------------------------------------------------------
Plan assets in excess of projected benefit
  obligation                                             458.7       367.6
Unrecognized prior service cost                           34.3        37.4
Unrecognized net loss                                    122.7       192.9
--------------------------------------------------------------------------
Prepaid pension                                       $  615.7    $  597.9
==========================================================================

The components of the net pension credit for the year were as follows:

--------------------------------------------------------------------------
                                              1995       1994         1993
--------------------------------------------------------------------------
Service cost (benefits earned
  during the period)                       $  19.7    $   27.3    $   30.8
Interest cost on projected
  benefit obligation                         137.4       133.1       150.5
Actual return on plan assets                (504.3)       21.8      (356.6)
Net amortization and deferral                300.9      (223.6)      139.4
--------------------------------------------------------------------------
                                           $ (46.3)   $  (41.4)   $  (35.9)
==========================================================================

The actuarial present value of benefit obligations is based on a discount rate of 7.25% for 1995 and 8.50% for 1994. Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases on a scale of 5% for 1995 and 1994. The expected long-term rate of return on assets was 10% for 1995, 1994, and 1993. Amortization included in net pension credits is based on the average remaining service of employees. Plan assets include marketable equity securities which, at December 31, 1995, included 19,099,647 shares of the Company's common stock, government and corporate debt securities, real estate and commingled funds. During 1995 and 1993, the Company transferred $22.0 million and $30.0 million, respectively, of pension plan assets to a special trust for the purpose of funding qualified current retiree health liabilities.

Postretirement Benefits Other Than Pensions. The Company provides certain retiree health care and life insurance benefits covering substantially all U.S. salaried and certain hourly employees. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service.

The components of the net postretirement benefit cost for the year were as follows:
-----------------------------------------------------------------------------
                                               1995         1994         1993
-----------------------------------------------------------------------------
Service cost (benefits earned during
  the period)                                $  1.6       $  2.1       $  5.1
Interest cost on accumulated
  postretirement benefit obligation            23.5         21.9         26.7
Amortization                                  (13.7)       (13.3)       (15.8)
-----------------------------------------------------------------------------
  Net postretirement benefit cost            $ 11.4       $ 10.7       $ 16.0
=============================================================================

The components of the accumulated postretirement benefit obligation and amounts accrued at year-end were as follows:
-----------------------------------------------------------------------------
                                                            1995         1994
-----------------------------------------------------------------------------
Actuarial present value of benefit obligations:
  Retirees and dependents                                 $264.4       $248.2
  Eligible active employees                                 17.1         12.8
  Other active employees                                    30.5         28.0
-----------------------------------------------------------------------------
                                                           312.0        289.0
Unamortized prior service credit                           114.4        128.1
Unrecognized net loss                                      (37.3)       (11.7)
-----------------------------------------------------------------------------
  Nonpension postretirement benefits                      $389.1       $405.4
=============================================================================

Assumed health care cost inflation was based on a rate of 8.50% in 1995 and 9.00% in 1994, declining ratably to an ultimate rate of 6.00%. A one percentage point increase in these rates would have increased the accumulated postretirement benefit obligation at December 31, 1995 by $12.6 million and increased the net postretirement benefit cost for 1995 by $1.2 million. The assumed discount rates used in determining the accumulated postretirement benefit obligation were 7.25% and 8.50% at December 31, 1995 and 1994, respectively. Amortization included in net postretirement benefit cost is based on the average remaining service of employees.

Benefits provided by the Company for certain of the hourly retirees are determined by collective bargaining. Most other domestic hourly retirees receive health and life insurance benefits from a multiemployer trust established by collective bargaining. Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $7.1 million in 1995, $7.5 million in 1994, and $7.3 million in 1993. Postretirement health and life benefits for retirees of foreign affiliates are generally provided through the national health care programs of the countries in which the affiliates are located.

Other Revenues. Other revenues for the year ended December 31, 1993, includes gains totaling $46.1 million (approximately $34.6 million after tax) from the fourth quarter sales of the remaining 50% interest in the television glass business and of 51% of the Kimble business.

Other Costs and Expenses. Other costs and expenses for the year ended December 31, 1995, includes $40 million to write down the asbestos insurance asset and a net credit of $40 million primarily from the reduction of previously established restructuring reserves. Other costs and expenses for the year ended December 31, 1994, includes $100 million to write down the asbestos insurance asset. Other costs and expenses for the year ended December 31, 1993, includes $325 million for estimated uninsured future asbestos-related costs and charges totaling $253.2 million, principally for costs related to a restructuring program and including approximately $50 million for costs related to a December 1993 plant shutdown and an increase in estimated future fees and indemnification costs related to various environmental and legal matters.

Extraordinary Charges. As a result of the repayment of certain debt obligations prior to their scheduled maturities, the Company recorded extraordinary charges of $20.3 million for the write-off of unamortized finance fees and redemption premiums, less applicable income taxes of $7.6 million, in 1993.

Contingencies. The Company was contingently liable at December 31, 1995, under guarantees of loans and lease obligations related to certain divested businesses, equity associates and other third parties in the principal amount of $29.8 million.

The Company is one of a number of defendants (typically 10 to 20) in a substantial number of lawsuits filed in numerous state and federal courts by persons alleging bodily injury (including death) as a result of exposure to dust from asbestos fibers. From 1948 to 1958, one of the Company's former business units commercially produced and sold a high-temperature, clay-based insulating material containing asbestos. The insulation material was used in limited industrial applications such as shipyards, power plants and chemical plants. During its ten years in the high-temperature insulation business, the Company's aggregate sales of insulation material containing asbestos were less than $40 million. The Company exited the insulation business in April 1958. The traditional asbestos personal injury lawsuits and claims relating to such production and sale of asbestos material typically allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and punitive damages in various amounts (herein referred to as "asbestos claims"). As of December 31, 1995, the Company estimates that it is a named defendant in asbestos claims involving approximately 19,000 plaintiffs and claimants.

The following table shows the approximate number of plaintiffs and claimants involved in asbestos claims pending at the beginning of, disposed of and filed during, and pending at the end of, each of the years listed (eliminating duplicate filings):

                                               1995        1994        1993
                                              ------      ------      ------
Pending at beginning of year                  27,000      35,000      51,000
Disposed                                      23,000      20,000      30,000
Filed                                         15,000      12,000      14,000
                                              ------      ------      ------
Pending at end of year                        19,000      27,000      35,000
                                              ======      ======      ======

Since receiving its first asbestos claim, the Company, as of December 31, 1995, has disposed of the asbestos claims of approximately 187,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $3,900. Certain of these dispositions have included deferred payment amounts payable over periods ranging from one to seven years; such amounts are included in the foregoing average indemnity payment per claim. The Company believes the increased 1995 filings were in part attributable to the efforts of claimants attempting to avoid the impact of various federal and state "tort reform" legislative proposals.

The Company's indemnity payments for these claims have varied on a per claim basis, and are expected to continue to vary considerably over time. They are affected by a multitude of factors, including the type and severity of the disease sustained by the claimant; the occupation of the claimant; the extent of the claimant's exposure to asbestos-containing insulation products manufactured or sold by the Company; the extent of the claimant's exposure to asbestos-containing products manufactured or sold by other producers; the number and financial resources of other producer defendants; the jurisdiction of suit; the presence or absence of other possible causes of the claimant's illness; the availability of legal defenses such as the statute of limitations or state of the art; and whether the claim was resolved on an individual basis or as part of a group settlement.

Total indemnity, claim disposition and litigation payments and expenses in asbestos claims and related proceedings may also be affected by (i) settlement and judgment payments by other defendants (which may take the form of a judgment credit for such settlements), (ii) claims or cross-claims by other asbestos manufacturers or suppliers seeking indemnity or contribution from the Company, and (iii) the Company's claims or cross-claims for contribution or indemnity from other asbestos manufacturers, suppliers or related parties. Because the scope and extent of all such contribution and indemnity claims vary considerably according to factual circumstances and applicable law, the Company is unable to estimate the precise extent to which such contribution or indemnity claims may affect the Company's total indemnity, claim disposition and litigation payments and expenses, but the Company nonetheless believes that the probable effect of all such claims or cross-claims against the Company will not be material.

The Company is also one of a number of defendants (typically 30 to 90) in separate bodily injury lawsuits involving approximately 12,000 plaintiffs who allege that they are or were maritime workers. On March 31, 1995, a class action against the Company was filed in Common Pleas Court in Cuyahoga County, Ohio which purports to consist of all maritime claimants alleging exposure to the Company's asbestos-containing insulation products. The Company believes that class action treatment of such maritime claims is inappropriate and, accordingly, intends to oppose class certification in this suit. These maritime plaintiffs, who are all represented by the same attorney, primarily allege so-called "in-place" exposure to asbestos-containing products while serving aboard merchant marine vessels. Such cases as a group appear to involve significantly less serious disease compared to traditional filings and the vast majority may not involve any medical condition attributable to exposure to the Company's product. Since 1988, approximately 8,000 such lawsuits filed by the same attorney have been dismissed by various courts for procedural deficiencies. Many of these cases have been refiled in other courts and are included with the above total of bodily injury lawsuits involving maritime workers. One thousand of these cases dismissed were "with prejudice," and many of the other dismissals involved the same claimants in duplicate or repetitive suit filings. In view of these factors, the Company presently believes that the probable ultimate disposition of these maritime claims will not involve any material additional indemnity liability and does not include them in the description herein of asbestos claims or in the total number of pending asbestos claims set forth in the table above.

The Company is also one of a number of defendants (typically 15 to 30) in a number of lawsuits and claims, some of which are class actions, brought by or on behalf of public or private property owners, alleging damages as a result of the presence of asbestos-containing insulation in various properties.
These lawsuits typically assert multiple theories of liability, including negligence, breach of warranty and strict liability, and seek various forms of monetary and equitable relief, including compensatory and punitive monetary damages, restitution and removal of asbestos-containing material. As of December 31, 1995, the Company was a named defendant in 17 such pending property damage lawsuits and claims, one of which is a class action, which are not included in the total number of pending asbestos claims set forth in the table above.

The asbestos claims, including both compensatory and punitive damage claims, against the Company and the other defendants in the bodily injury and property damage lawsuits and the other claims referred to above exceed several billion dollars in the aggregate. Additionally, since 1982 a number of former producers and/or miners of asbestos or asbestos-containing products which were or would be co-defendants with the Company in the bodily injury lawsuits and claims and/or in the property damage lawsuits and claims have filed for reorganization under Chapter 11 of the United States Bankruptcy Code ("Co-Defendant Bankruptcies"). Pending lawsuits have been stayed as to all but one of these entities, but continue against the Company and the other defendants. Also, the trust created by the Manville Chapter 11 Reorganization Plan and charged with the responsibility for resolving asbestos bodily injury claims against Manville was found to be a limited fund by the United States District Court for the Eastern District of New York and virtually all proceedings against the trust have been stayed. A mandatory settlement class was certified against the trust resolving all claims by both plaintiffs and co-defendants; however, the United States Court of Appeals for the Second Circuit reversed the decision approving the settlement and remanded the case for further proceedings. In 1994, the District Court approved a settlement fund intended to partially reimburse co-defendants, including the Company, for verdicts and judgments entered against such companies from August 1992 to the date of the settlement.

In July 1991, the Judicial Panel on Multidistrict Litigation consolidated in the Eastern District of Pennsylvania virtually all of the federal cases for possible coordinated and aggregate disposition and other processing techniques (the "MDL Case"). Included in the MDL Case is a case in the Eastern District of Texas where a petition had been filed to certify a nationwide litigation class action with respect to all asbestos-related bodily injury claims pending in the United States both in federal and state court. The Company believes that such a nationwide litigation class action is not supported by the existing case law. The number of plaintiffs in the cases pending in the MDL Case in which the Company is a defendant is included in the reported pending plaintiffs and claimants. In 1992, the court entered an order severing and retaining any claims for punitive damages in cases remanded for trial of the compensatory damage claims. The court, through various administrative orders, is giving priority to claims involving malignancies and serious asbestosis both in terms of settlement activity and in terms of remand for trial where a settlement with all defendants is not possible.

In addition, in January 1993, in an action in which the Company was not a party, a class action complaint, an answer and a stipulation of settlement of such class action complaint were filed contemporaneously in the United States District Court for the Eastern District of Pennsylvania. The lawsuit and settlement are between a proposed class of persons occupationally or secondarily exposed to asbestos but who did not have bodily injury suits pending as of January 15, 1993, and a group of 20 companies who manufactured or sold asbestos products and whose asbestos claims are managed by the Center for Claims Resolution. The Company and a number of other former producers of asbestos-containing products are not members of the Center for Claims Resolution. The proposed settlement, negotiated between the member companies and class counsel, seeks to create an administrative mechanism to process future asbestos-related claims against such companies. Under the proposed settlement, in order to receive compensation, claimants would be required to satisfy objective medical and product exposure criteria. The class action and proposed settlement raise a number of novel and complex issues, including the potential impact of the proposed settlement on the Company's contribution and settlement credit rights. The trial court has resolved some, but not all of those issues in ruling on the fairness of the proposed settlement to personal injury claimants. Several of the trial court's rulings are currently before the United States Court of Appeals for the Third Circuit pursuant to an interlocutory appeal. In August 1993, another of the Company's co-defendants, Fibreboard Corporation, filed an action, which was thereafter certified by the District Court as a mandatory settlement class of all future asbestos-related claims. This action was integrally related to separate settlements by this co-defendant of all of its non-future asbestos claims and of its insurance coverage claims against its insurers. That settlement has been finally approved at the trial court level and is on appeal to the United States Court of Appeals for the Fifth Circuit.

The precise impact on the Company of the Co-Defendant Bankruptcies and other proceedings mentioned above is not determinable. These filings and proceedings have created a substantial number of unprecedented and complex issues. However, the Company believes the Co-Defendant Bankruptcies probably have adversely affected the Company's share of the total liability to plaintiffs in previously settled or otherwise determined lawsuits and claims and also may adversely affect the Company's share of the total liability to plaintiffs in the future. Additionally, the Company believes that the dissemination of the class notices in the Center for Claims Resolution and Fibreboard Corporation class actions described above may have increased the number of claims and lawsuits against the Company or accelerated the filing of such claims.

In April 1986, the Company and Aetna Life & Casualty Company ("Aetna") agreed to a final settlement fully resolving asbestos bodily injury and property damage insurance coverage litigation between them (which followed the entry of partial summary judgment in favor of the Company in such litigation). The Company has processed claims which have effectively exhausted its coverage under the Aetna agreement. In 1984, the Company initiated similar litigation in New Jersey against the Company's insurers, agents and related parties for the years 1977 through 1985 in which the Company sought damages and a declaration of coverage for both asbestos bodily injury and property damage claims under insurance policies in effect during those years (Owens-Illinois, Inc. v. United Insurance Co., et al, Superior Court of New Jersey, Middlesex County, November 30, 1984). The total coverage sought in this litigation before deducting the settlements described below and giving consideration to reinsurer insolvencies and, in the Company's opinion, applicable to both bodily injury and property damage was $670 million. In April 1990, the Company obtained summary judgment for the coverage sought in this litigation and Owens Insurance Limited ("OIL"), an affiliate of the Company and one of the defendant insurers, in turn, obtained summary judgment under certain reinsurance contracts. The defendants appealed the summary judgment granted to the Company and in April 1993, the New Jersey Superior Court, Appellate Division affirmed the trial court on all policy interpretation issues but remanded for trial certain other issues. All parties petitioned the New Jersey Supreme Court for review.

In December 1994, the New Jersey Supreme Court issued its decision upholding the Appellate Division decision in favor of the Company's position on one issue, but reversing and remanding a second issue to the trial court for further proceedings.

Shortly before the issuance of the New Jersey Supreme Court decision, the Company partially settled its coverage claim against OIL to the extent of reinsurance provided to OIL by certain reinsurance companies representing approximately 19% of total United Insurance coverage limits. The settlements resulted in payments totalling approximately $100 million. Subsequently, the Company reached separate settlements with various other reinsurers, and with

OIL to the extent of reinsurance provided by such settling reinsurance companies. Such settlements confirmed approximately $140 million of additional coverage for the Company's asbestos-related losses. These settlements also included all of the reinsurers who had continued to participate actively as litigating parties in the United Insurance case.

In November 1995, before all the settlements described above were finalized, a reinsurer of OIL during the years affected by the United Insurance case brought a separate suit against OIL seeking a declaratory judgment that it had no reinsurance obligation to OIL due to alleged OIL fraud and also to OIL not having joined non-party reinsurers as parties in the United Insurance case (Employer's Mutual vs Owens-Insurance Limited, Superior Court of New Jersey, Morris County, December 1995). The Company was not a named party to this cause of action but was subsequently joined in it as a necessary party defendant.

Following the settlements described above, OIL, through its independent counsel, advised the Company that in view of the number and terms of the prior reinsurer settlements, and further in view of the inclusion in such settlements of all the reinsurers who had previously been participating as litigating parties in the United Insurance case, OIL's independent directors had authorized OIL's counsel to pursue settlement negotiations with the Company. Negotiations thereafter took place between representatives of the Company and OIL's counsel. The negotiation was also aided by the involvement of three professional mediators who had been involved in several of the earlier reinsurer settlements. A settlement agreement (the "OIL Settlement") was ultimately reached, and endorsed by all the mediators and approved by OIL's independent directors, calling for the payment of remaining non-settled reinsurance at 78.5% of applicable reinsurance limits, increasing to 81% and accruing interest at 10% for any amounts not paid at the 78.5% level within 45 days after receipt of notice from OIL of the OIL Settlement.

In December 1995, the presiding judge in the United Insurance case entered a Consent Judgment settling the United Insurance case as to all remaining issues and all parties with the single exception of a broker malpractice claim asserted by the Company, which remains pending. In the Consent Judgment Order, the presiding judge specifically found that the OIL Settlement is a good faith and non-collusive settlement and that it is fair and reasonable as to OIL and all of OIL's non-settling reinsurers.

Subsequent to the entry of the Consent Judgment Order described above, OIL gave notice of the OIL Settlement to all nonsettling reinsurers affected by the United Insurance case, informing all such reinsurers of the terms of the OIL Settlement and demanding timely payment from such reinsurers pursuant to such terms. Certain previously nonsettling reinsurers made the payments called for under the OIL Settlement or otherwise settled their obligations thereunder. Other nonsettling reinsurers, possibly due to the pendency of the Employers Mutual case described above, did not, however, make the payments called for under the OIL Settlement by the date specified therein.

As a result of payments and commitments that have been made by reinsurers in early 1996 pursuant to the OIL Settlement and the earlier settlement agreements described above and certain other available insurance, the Company has to date confirmed coverage for its asbestos-related costs of approximately $284 million. Of the total amount confirmed to date, $186.5 million had been received through December 31, 1995; approximately $33 million was received in early 1996; and the balance of approximately $64.5 million will be received throughout 1996 and the next several years. The insurance asset for asbestos-related costs of $323.5 million at December 31, 1995 included the confirmed amounts of $33 million received in early 1996 and the approximately $64.5 million which will be received later. The remainder of the insurance asset of approximately $226 million relates principally to the reinsurers who have not yet paid their reinsurance obligations under the OIL Settlement.

The Company believes, based on the rulings of the trial court, the Appellate Division and the New Jersey Supreme Court, as well as its understanding of the facts and legal precedents (including specifically the legal precedent requiring that reinsurers "follow the fortunes" of and adhere to any good faith, fair and reasonable settlement entered into by the primary carrier which such reinsurers had agreed to reinsure) and based on advice of counsel, McCarter & English, that it is probable substantial additional payments will be received to cover the Company's asbestos-related claim losses, in addition to the amounts already received or to be received as a result of the settlements described above.

As a result of Chapter 11 filings, the recent class action filings, and the continuing efforts in various federal and state courts to resolve asbestos lawsuits and claims in nontraditional manners, as well as the continued filings of new lawsuits and claims, the Company believes that its ultimate asbestos-related contingent liability (i.e., its indemnity or other claim disposition costs plus related litigation expenses) is difficult to estimate with certainty. However, the Company has continually monitored the trends of matters which may affect its ultimate liability and continually analyzes the trends, developments and variables affecting or likely to affect the resolution of pending and future asbestos claims against the Company.

Based on the trends and developments and their effect on the Company's ability to estimate probable costs of pending and likely future asbestos-related claims, the higher than expected costs of disposing of claims in certain jurisdictions, and taking into account the expected reimbursement principally as a result of the United Insurance case, the Company determined in 1993 that it will likely have probable asbestos-related liabilities and costs which exceed its probable asbestos-related insurance reimbursement in the approximate amount of $325 million. Accordingly, the Company recorded a charge of such amount against its Consolidated Results of Operations for the fourth quarter of 1993 and established a reserve for probable asbestos-related liabilities and costs of $975 million and recorded an insurance asset of $650 million, which amount was principally based on the Company's expected recovery and reimbursement in the United Insurance case. In December 1994, as a result of the settlements described above and other relevant factors including the status of the United Insurance litigation at that time, the Company further determined that the $650 million insurance asset should be reduced by $100 million (in addition to the approximately $100 million of insurance proceeds received as a result of the December 1994 settlements described above). The

Company recorded a charge of $100 million in 1994 to reflect this lower insurance asset valuation. Additionally, as a result of the OIL Settlement and analysis of various factors related thereto, the Company has determined that this asset should be reduced further by $40 million (in addition to the approximately $140 million of insurance proceeds received or to be received as a result of the 1995 settlements described above). As a consequence, the Company recorded a pretax charge of $40 million in the fourth quarter of 1995 to reflect this lower valuation.

Since first establishing the reserve for probable asbestos-related liabilities and costs, the Company has charged all such payments to the reserve. Accordingly, the amounts of such payments anticipated by this reserve have not and are not expected to be reflected in the Company's Consolidated Results of Operations. In addition to payments made to date, the Company has entered into group settlement agreements which included settlement amounts payable in 1996 and later. As of December 31, 1995, such deferred payment amounts were approximately $130.1 million. The Company intends to charge such deferred payment amounts to the reserve when they are paid by the Company. None of the payments or deferred payment obligations described above represented a spending commitment with respect to lawsuits and claims pending against the Company as of December 31, 1995.

Based on all the factors and matters relating to the Company's asbestos-related litigation and claims, the Company believes that its asbestos-related costs and liabilities will not exceed by a material amount the sum of the available insurance reimbursement the Company believes it has and will have principally as a result of the United Insurance case, and the OIL Settlement of that case, as described above, and the amount of such charges described in the second preceding paragraph.

Other litigation is pending against the Company, in many cases involving ordinary and routine claims incidental to the business of the Company and in others presenting allegations that are nonroutine and involve compensatory, punitive or treble damage claims as well as other types of relief. The ultimate legal and financial liability of the Company in respect to the lawsuits and proceedings referred to above, in addition to other pending litigation, cannot be estimated with certainty. However, the Company believes, based on its examination and review of such matters and experience to date, that such ultimate liability will not be material in relation to the Company's Consolidated Financial Statements.

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

Financial information regarding the Company's geographic segments is as follows:

----------------------------------------------------------------------------
                                            1995          1994          1993
----------------------------------------------------------------------------
Sales to unaffiliated customers:
  United States                         $2,702.8      $2,773.9      $2,865.3
  Other Western Hemisphere                 636.7         510.0         413.6
  Europe and Asia                          423.7         283.4         256.1
----------------------------------------------------------------------------
    Consolidated total                  $3,763.2      $3,567.3      $3,535.0
============================================================================
Operating profit:
  United States (a)                     $  419.5      $  394.8      $  137.3
  Other Western Hemisphere                 151.6         114.0          98.4
  Europe and Asia                           50.4          26.0          23.9
  Eliminations                                .1           (.8)
----------------------------------------------------------------------------
    Combined segment total              $  621.6      $  534.0      $  259.6
============================================================================
Identifiable assets:
  United States                         $2,952.6      $2,944.8      $2,893.0
  Other Western Hemisphere                 697.4         590.6         428.1
  Europe and Asia                          525.5         306.2         256.0
  Eliminations                              (1.3)         (1.3)
----------------------------------------------------------------------------
    Combined segment total              $4,174.2      $3,840.3      $3,577.1
============================================================================

(a) Operating profit for the United States geographic segment includes charges in 1993 totaling $233.2 million principally related to a restructuring program and a net credit of $40.0 million in 1995 primarily related to an adjustment of such charge.

Financial information regarding the Company's worldwide industry segments is as follows:
----------------------------------------------------------------------------
                                        1995 (b)      1994 (c)      1993 (d)
----------------------------------------------------------------------------
Sales to unaffiliated customers (a):
  Glass Containers                      $2,744.0      $2,590.1      $2,427.3
  Plastics and Closures                  1,017.7         976.1         908.6
  Specialized Glass                                                    197.9
  Other                                      1.5           1.1           1.2
----------------------------------------------------------------------------
    Consolidated total                  $3,763.2      $3,567.3      $3,535.0
============================================================================
Operating profit:
  Glass Containers                      $  482.7      $  393.0      $  117.4
  Plastics and Closures                    137.4         140.4         123.3
  Specialized Glass                                                     18.9
  Eliminations                               1.5            .6
----------------------------------------------------------------------------
    Combined segment total                 621.6         534.0         259.6
  Other retained costs                     (56.1)       (125.8)       (305.0)
----------------------------------------------------------------------------
    Consolidated total                     565.5         408.2         (45.4)

Equity earnings                             14.4          22.3          25.3
Interest expense (net)                    (269.9)       (259.2)       (274.4)
----------------------------------------------------------------------------
                                           310.0         171.3        (294.5)
Reconciliation to earnings (loss) from
  continuing operations before
  extraordinary items:
    Credit (provision) for income taxes   (100.8)        (68.9)        113.1
    Minority share owners' interests       (40.1)        (24.1)        (19.4)
----------------------------------------------------------------------------
Earnings (loss) from continuing
  operations before extraordinary
  items                                 $  169.1      $   78.3      $ (200.8)
============================================================================

(a) Sales of similar products which contributed 10% or more of consolidated net sales for 1995, 1994, and 1993, and their percentage contribution in each year, respectively, are glass containers with 66%, 67%, and 64%; and plastic containers with 16%, 17%, and 16%. In 1995, sales by both the Glass Containers and Plastics and Closures industry segments to one customer aggregated approximately 11% of consolidated total sales.

(b) Operating profit for 1995 includes a charge of $40.0 million to write down the asbestos insurance asset and a net credit of $40.0 million primarily from the reduction of previously established restructuring reserves. These items increased (decreased) operating profit as follows:
     Glass Containers, $45.1 million; Plastics and Closures, $(5.1) million; and other retained costs, $(40.0) million.

(c) Other retained costs for 1994 includes a charge of $100.0 million to write down the asbestos insurance asset.

(d) Operating profit for 1993 includes charges of $325.0 million for estimated uninsured future asbestos-related costs, charges totaling $253.2 million principally related to a restructuring program, and gains totaling $46.1 million from the sale of the remaining 50% interest in the television glass business and 51% of the Kimble business. These items decreased operating profit as follows: Glass Containers, $214.0 million, Plastics and Closures, $16.0 million, Specialized Glass, $3.2 million, and other retained costs, $298.9 million.

-----------------------------------------------------------------------------
                                                 1995        1994        1993
-----------------------------------------------------------------------------
Identifiable assets:
  Glass Containers                           $2,880.6    $2,628.1    $2,372.9
  Plastics and Closures                       1,295.0     1,215.1     1,207.0
  Eliminations                                   (1.4)       (2.9)       (2.8)
-----------------------------------------------------------------------------
    Combined segment total                    4,174.2     3,840.3     3,577.1

  Investments in and advances
    to associates                                84.1        91.9       102.5
  Corporate and other
    retained assets                           1,180.9     1,385.4     1,221.8
-----------------------------------------------------------------------------
  Total                                      $5,439.2    $5,317.6    $4,901.4
=============================================================================

Property, plant and equipment
-- capital expenditures:
  Glass Containers                           $  209.0    $  174.6    $  153.1
  Plastics and Closures                          67.8       110.9       100.3
  Specialized Glass                                                       8.8
-----------------------------------------------------------------------------
    Combined segment total                      276.8       285.5       262.2
  Corporate and other
    retained assets                               6.8          .5          .7
  Discontinued operations                                                 3.3
-----------------------------------------------------------------------------
  Total                                      $  283.6    $  286.0    $  266.2
=============================================================================

Property, plant and equipment
-- depreciation:
  Glass Containers                           $  125.5    $  117.9    $  110.9
  Plastics and Closures                          59.2        62.2        54.9
  Specialized Glass                                                      10.6
-----------------------------------------------------------------------------
    Combined segment total                      184.7       180.1       176.4
  Corporate and other
    retained assets                               3.6         3.2         3.6
  Discontinued operations                                                 7.3
-----------------------------------------------------------------------------
  Total                                      $  188.3    $  183.3    $  187.3
=============================================================================

Selected Quarterly Financial Data (unaudited). The following tables present selected financial data by quarter for the years ended December 31, 1995 and 1994:

----------------------------------------------------------------------------
                                   1995 (a)
----------------------------------------------------------------------------
                         First      Second     Third      Fourth
                        Quarter    Quarter    Quarter    Quarter       Total
----------------------------------------------------------------------------
Net sales                $923.6     $985.0     $962.2     $892.4    $3,763.2
============================================================================
Gross profit             $191.7     $232.0     $214.3     $176.7    $  814.7
============================================================================
Net earnings             $ 33.3     $ 59.0     $ 56.1     $ 20.7    $  169.1
============================================================================
Net earnings per share
  of common stock        $ 0.28     $ 0.49     $ 0.46     $ 0.17    $   1.40
============================================================================

(a) In the fourth quarter of 1995, the Company recorded a charge of $40.0 million to write down the asbestos insurance asset and a net credit of $40.0 million primarily from the reduction of previously established restructuring reserves. The net aftertax amounts of each of these offsetting items was $24.7 million, or $0.21 per share.


----------------------------------------------------------------------------
                                   1994 (a)
----------------------------------------------------------------------------
                         First      Second     Third      Fourth
                        Quarter    Quarter    Quarter    Quarter       Total
----------------------------------------------------------------------------
Net sales                $839.2     $915.4     $927.9     $884.8    $3,567.3
============================================================================
Gross profit             $165.1     $202.2     $205.8     $169.9    $  743.0
============================================================================
Net earnings (loss)      $ 28.1     $ 51.4     $ 46.4     $(47.6)   $   78.3
============================================================================
Net earnings (loss) per
  share of common stock  $ 0.23     $ 0.43     $ 0.39     $(0.41)   $   0.64
============================================================================

(a) In the fourth quarter of 1994, the Company recorded a charge of $100.0 million to write down the asbestos insurance asset. The net aftertax amount of this charge was $61.7 million, or $0.52 per share.


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

                                   PART IV

ITEM 14.(a).     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


Index of Financial Statements and Financial Statement Schedules Covered by Report of Independent Auditors.

                                                                     Page
                                                                     ----
Report of Independent Auditors                                         29

Consolidated Balance Sheets at December 31, 1995 and 1994           32-33

For the years ended December 31, 1995, 1994 and 1993

     Consolidated Results of Operations                             30-31
     Consolidated Share Owners' Equity                                 34
     Consolidated Cash Flows                                        35-36

Statement of Significant Accounting Policies                        37-38

Financial Review                                                    39-62


     Financial Statement Schedule                              Schedule Page
     ----------------------------                              -------------
For the years ended December 31, 1995, 1994, and 1993:

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

S-K Item 601
    No.                                  Document
------------                             --------
10.3 *     -- First Amendment to Owens-Illinois, Inc. Supplemental Retirement
              Benefit Plan (filed as Exhibit 10.19 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1993, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
10.4 *     -- Second Amendment to Owens-Illinois, Inc. Supplemental
              Ratirement Benefit Plan (filed herewith).
10.5 *     -- Written description of the Owens-Illinois Senior Executive Life
              Insurance Plan (filed as Exhibit 3.5 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1992, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
10.6 *     -- Form of Employment Agreement between Owens-Illinois, Inc. and various Employees (filed as Exhibit 10(m) to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1987, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
10.7 *     -- Form of Non-Qualified Stock Option Agreement between Owens-
              Illinois, Inc. and various Employees (filed as Exhibit 10(1) to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1987, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
10.8 *     -- Form of Subscription Agreement between Owens-Illinois, Inc. and various Purchasers (filed as Exhibit 10(k) to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1987, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
10.9 *     -- Stock Option Plan for Directors of Owens-Illinois, Inc. (filed as Exhibit 4.3 to Registrants' Form S-8, File no. 33-57141, and incorporated herein by reference).
10.10 *    -- First Amendment to Stock Option Plan for Directors of Owens-
              Illinois, Inc. (filed herewith).
10.11 *    -- Form of Non-Qualified Stock Option Agreement for Stock Option
              Plan for Directors of Owens-Illinois, Inc. for use under the Plan (filed as Exhibit 4.4 to Registrants' Form S-8, File no. 33-57141, and incorporated herein by reference).
10.12 *    -- Second Amended and Restated Stock Option Plan for Key Employees
              of Owens-Illinois, Inc. (filed as Exhibit 10.20 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1994, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
10.13 *    -- First Amendment to Second Amended and Restated Stock Option
              Plan for Key Employees of Owens-Illinois, Inc. (filed herewith).

S-K Item 601
    No.                                  Document
------------                             --------

10.14 *    -- Form of Non-Qualified Stock Option Agreement for Amended and
              Restated Stock Option Plan for Key Employees of Owens-Illinois, Inc. for use under the Plan (filed as Exhibit 10.21 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1994, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
10.15 *    -- Form of First Amendment to Subscription Agreement between
              Owens-Illinois, Inc. and Robert J. Lanigan (filed as Exhibit
              10.19 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1990, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
10.16 *    -- Form of Non-Qualified Stock Option Agreement between Owens-
              Illinois, Inc., and Robert J. Lanigan (filed as Exhibit 10.21 to the Registrants' Annual Report on Form 10-K for the
              year ended December 31, 1990, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
10.17 *    -- Form of First Amendment to Non-Qualified Stock Option Agreement
              between Owens-Illinois, Inc. and Robert J. Lanigan (filed as
              Exhibit 10.20 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1990, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
10.18 *    -- Amended and Restated Owens-Illinois, Inc. Senior Management
              Incentive Plan (filed as Exhibit 10.15 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1993, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
10.19 *    -- First Amendment to Amended and Restated Owens-Illinois, Inc.
              Senior Management Incentive Plan (filed herewith).
10.20 *    -- Amended and Restated Owens-Illinois, Inc. Performance Award
              Plan (filed as Exhibit 10.16 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1993, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
10.21 *    -- Owens-Illinois, Inc. Corporate Officers Deferred Compensation
              Plan (filed as Exhibit 10.17 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1993, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
10.22 *    -- First Amendment to Owens-Illinois, Inc. Corporate Officers
              Deferred Compensation Plan (filed herewith).
10.23 *    -- Owens-Illinois, Inc. Executive Savings Plan (filed as Exhibit
              10.18 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1993, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
10.24 *    -- First Amendment to Owens-Illinois, Inc. Executive Savings Plan
              (filed herewith).
10.25 *    -- Second Amendment to Owens-Illinois, Inc. Executive Savings Plan
              (filed herewith).
10.26 *    -- Owens-Illinois, Inc. Directors Deferred Compensation Plan
              (filed herewith).

S-K Item 601
    No.                                  Document
------------                             --------

10.27 *    -- First Amendment to Owens-Illinois, Inc. Directors Deferred
              Compensation Plan (filed herewith).
21         -- Subsidiaries of the Registrants (filed herewith).
23.1       -- Consent of Independent Auditors (filed herewith).
23.2       -- Consent of McCarter & English (filed herewith).
24         -- Owens-Illinois, Inc. and Owens-Illinois Group, Inc. Power of
              Attorney (filed herewith).
27         -- Financial Data Schedule (filed herewith).

* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c).
-------------


ITEM 14.(b).     REPORTS ON FORM 8-K

On December 21, 1995, the Registrants filed a Form 8-K with the Commission with a press release dated December 21, 1995, announcing settlements totaling $400 million in the Company's asbestos insurance litigation. No other reports on Form 8-K were filed by the Registrants during the last quarter of 1995.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                          OWENS-ILLINOIS, INC.

                                          OWENS-ILLINOIS GROUP, INC.


                                                 (Registrants)



                                          By/s/ Thomas L. Young
                                            -------------------------------
                                            Thomas L. Young
                                            Executive Vice President --
                                            Administration, General Counsel
                                            and Secretary



Date:  March 29, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Owens-Illinois, Inc. and Owens-Illinois Group, Inc. and in the capacities and on the dates indicated.


     Signature                     Title
     ---------                     -----
Edward A. Gilhuly      Director

James H. Greene, Jr.   Director

Henry R. Kravis        Director

Robert J. Lanigan      Chairman Emeritus of the Board of Directors; Director

Joseph H. Lemieux      Chairman of the Board of Directors and Chief Executive
                       Officer (Principal Executive Officer); Director

Robert I. MacDonnell   Director

John J. McMackin, Jr.  Director

Michael W. Michelson   Director

George R. Roberts      Director

Lee A. Wesselmann      Senior Vice President and Chief Financial Officer
                       (Principal Financial and Accounting Officer); Director




                                          By/s/ Thomas L. Young
                                            -------------------
                                            Thomas L. Young
                                            Attorney-in-fact




Date:  March 29, 1996

                     INDEX TO FINANCIAL STATEMENT SCHEDULE

      Financial Statement Schedule of Owens-Illinois, Inc. and Subsidiaries:

      For the years ended December 31, 1995, 1994, and 1993:

                                                                         PAGE
                                                                         ----
II -- Valuation and Qualifying Accounts (Consolidated) . . . . . . .      S-1

                             OWENS-ILLINOIS, INC.

        SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS (CONSOLIDATED)

                 Years ended December 31, 1995, 1994, and 1993
                             (Millions of Dollars)


Reserves deducted from assets in the balance sheets:

Allowances for losses and discounts on receivables
--------------------------------------------------

                                      Additions
                                 ------------------
                    Balance at   Charged to                          Balance
                    beginning    costs and             Deductions   at end of
                    of period    expenses    Other      (Note 1)     period
                    ---------------------------------------------------------

1995 . . . . . . .  $  38.7      $  32.4    $   0.0    $  31.4      $  39.7
                    =======      =======    =======    =======      =======
1994 . . . . . . .  $  31.3      $  32.4    $   0.0    $  25.0      $  38.7
                    =======      =======    =======    =======      =======
1993 . . . . . . .  $  31.4      $  23.0    $   0.0    $  23.1      $  31.3
                    =======      =======    =======    =======      =======


(1) Deductions from allowances for losses and discounts on receivables represent uncollectible notes and accounts written off.