Form 10-Q
period 1996-03-31
OWENS ILLINOIS INC /DE/
filed 1996-05-15
CIK 812074

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549

(Mark one)                         FORM 10-Q

   (x)      Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                       For Quarter Ended March 31, 1996
                                      or
   ( )         Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                             Owens-Illinois, Inc.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

   Delaware                        1-9576                    22-2781933
- ----------------                 -----------               ---------------------
(State or other                  (Commission               (IRS Employer
jurisdiction of                  File No.)                 Identification No.)
incorporation or
organization)
                         Owens-Illinois Group, Inc.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

   Delaware                       33-13061                   34-1559348
- ----------------                 -----------               ---------------------
(State or other                  (Commission               (IRS Employer
jurisdiction of                  File No.)                 Identification No.)
incorporation or
organization)
                   One SeaGate, Toledo, Ohio                          43666
- --------------------------------------------------------------------------------
             (Address of principal executive offices)               (Zip Code)

                                 419-247-5000
- --------------------------------------------------------------------------------
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

      Owens-Illinois, Inc. $.01 par value common stock - 120,228,098 shares at April 30, 1996.

      Owens-Illinois Group, Inc. $.01 par value common stock - 100 shares at April 30, 1996.

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

The Condensed Consolidated Financial Statements presented herein are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated. Since the following condensed unaudited financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing in the Registrants' Annual Report on Form 10-K for the year ended December 31, 1995.

                             OWENS-ILLINOIS, INC.
                 CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
                  Three months ended March 31, 1996 and 1995
                (Millions of dollars, except per-share amounts)

                                                            1996        1995
Revenues:                                                 ------      ------
  Net sales                                               $905.8      $923.6
  Royalties and net technical assistance                     5.8         6.8
  Equity earnings                                            5.3         3.8
  Interest                                                   6.5         8.1
  Other                                                     13.4        11.6
                                                          ------      ------
                                                           936.8       953.9


Costs and expenses:
  Manufacturing, shipping, and delivery                    708.9       731.9
  Research and development                                   8.1         8.1
  Engineering                                                6.5         6.3
  Selling and administrative                                50.7        47.6
  Interest                                                  73.5        73.1
  Other                                                     14.7        20.7
                                                          ------      ------
                                                           862.4       887.7
                                                          ------      ------
Earnings before items below                                 74.4        66.2

Provision for income taxes                                  25.9        26.1

Minority share owners' interests in earnings
  of subsidiaries                                            8.9         6.8
                                                          ------      ------
Net earnings                                              $ 39.6      $ 33.3
                                                          ======      ======
Net earnings per share of common stock                    $ 0.33      $ 0.28
                                                          ======      ======













                            See accompanying notes.

                              OWENS-ILLINOIS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
             March 31, 1996, December 31, 1995, and March 31, 1995
                             (Millions of dollars)

                                             March 31,   Dec. 31,    March 31,
                                                1996       1995         1995
                                             ---------   --------    ---------
Assets
Current assets:
  Cash, including time deposits               $  105.5   $  109.4     $   97.1
  Short-term investments, at cost which
    approximates market                           37.1       52.5         36.8
  Receivables, less allowances for losses
    and discounts ($36.7 at March 31, 1996,
    $39.7 at December 31, 1995, and $35.0 at
    March 31, 1995)                              468.2      423.9        490.8
  Inventories                                    513.4      502.2        495.4
  Prepaid expenses                                99.6      128.8         70.9
                                              --------   --------     --------
      Total current assets                     1,223.8    1,216.8      1,191.0

Investments and other assets:
  Domestic investments and advances               23.6       22.7         19.6
  Foreign investments and advances                65.1       61.4         59.5
  Repair parts inventories                       168.1      156.3        148.9
  Prepaid pension                                626.0      615.7        609.6
  Insurance for asbestos-related costs           290.3      323.5        443.0
  Deposits, receivables, and other assets        238.3      234.1        234.3
  Excess of purchase cost over net assets
    acquired, net of accumulated
    amortization ($269.9 at March 31,
    1996, $262.0 at December 31, 1995,
    and $238.5 at March 31, 1995)              1,016.3    1,023.9      1,046.6
                                              --------   --------     --------
      Total investments and other assets       2,427.7    2,437.6      2,561.5

Property, plant, and equipment, at cost        3,144.7    3,087.2      2,959.0
Less accumulated depreciation                  1,344.4    1,302.4      1,245.6
                                              --------   --------     --------
      Net property, plant, and equipment       1,800.3    1,784.8      1,713.4
                                              --------   --------     --------
Total assets                                  $5,451.8   $5,439.2     $5,465.9
                                              ========   ========     ========

                                            March 31,   Dec. 31,   March 31,
                                               1996       1995        1995
                                            ---------   --------   ---------
Liabilities and Share Owners' Equity
Current liabilities:
  Short-term loans and long-term debt
    due within one year                      $   97.1   $   75.5    $   91.9
  Current portion of asbestos-related
    liabilities                                 145.0      145.0       145.0
  Accounts payable and other liabilities        647.5      668.4       690.4
                                             --------   --------    --------
      Total current liabilities                 889.6      888.9       927.3

Long-term debt                                2,754.6    2,757.7     2,734.8

Deferred taxes                                  135.8      133.4        61.4

Nonpension postretirement benefits              385.3      389.1       398.4

Asbestos-related liabilities                    215.2      235.4       372.7

Other liabilities                               326.5      335.3       410.0

Commitments and contingencies

Minority share owners' interests                174.7      167.5       156.3

Share owners' equity:
  Preferred stock                                21.6       21.9        26.3
  Common stock, par value $.01 per share
    (120,136,398 shares outstanding at
     March 31, 1996; 119,966,191 at
     December 31, 1995; and
     119,079,496 at March 31, 1995)               1.2        1.2         1.2
  Capital in excess of par value              1,044.3    1,042.8     1,034.6
  Deficit                                      (409.7)    (449.3)     (585.1)
  Cumulative foreign currency translation
    adjustment                                  (87.3)     (84.7)      (72.0)
                                             --------   --------    --------
      Total share owners' equity                570.1      531.9       405.0
                                             --------   --------    --------
Total liabilities and share owners' equity   $5,451.8   $5,439.2    $5,465.9
                                             ========   ========    ========




                            See accompanying notes.

                              OWENS-ILLINOIS, INC.
                       CONDENSED CONSOLIDATED CASH FLOWS
                  Three months ended March 31, 1996 and 1995
                             (Millions of dollars)

                                                          1996          1995
                                                      --------      --------
Cash flows from operating activities:
  Net earnings                                        $   39.6      $   33.3
  Non-cash charges (credits):
    Depreciation                                          52.8          51.3
    Amortization of deferred costs                        12.9          12.2
    Other                                                  6.2          (1.4)
  Change in non-current operating assets                 (19.5)        (16.6)
  Asbestos-related payments                              (20.2)        (31.7)
  Asbestos-related insurance proceeds                     33.2          27.1
  Reduction of non-current liabilities                     (.8)          (.1)
  Change in components of working capital                (49.2)        (94.7)
                                                      --------      --------
    Cash provided by (utilized in) operating
      activities                                          55.0         (20.6)

Cash flows from investing activities:
  Additions to property, plant, and equipment            (77.1)        (70.5)
  Acquisitions                                                         (17.9)
  Net cash proceeds from divestitures                      1.2            .3
                                                      --------      --------
    Cash utilized in investing activities                (75.9)        (88.1)

Cash flows from financing activities:
  Additions to long-term debt                             23.0         102.5
  Repayments of long-term debt                           (25.5)        (14.2)
  Increase in short-term loans                            22.2           8.2
  Issuance of subsidiary's stock                           1.5
  Issuance of common stock                                 1.3
                                                      --------      --------
    Cash provided by financing activities                 22.5          96.5

Effect of exchange rate fluctuations on cash              (5.5)          (.1)
                                                      --------      --------
Decrease in cash                                          (3.9)        (12.3)

Cash at beginning of period                              109.4         109.4
                                                      --------      --------
Cash at end of period                                 $  105.5      $   97.1
                                                      ========      ========




                            See accompanying notes.

                             OWENS-ILLINOIS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      Tabular data in millions of dollars


1.  Inventories

Major classes of inventory are as follows:

                                       March 31,      Dec. 31,      March 31,
                                          1996          1995           1995
                                       ---------      --------      ---------
  Finished goods                          $402.5        $381.4         $389.9
  Work in process                            4.9           3.2            4.0
  Raw materials                             73.4          80.3           70.1
  Operating supplies                        32.6          37.3           31.4
                                          ------        ------         ------
                                          $513.4        $502.2         $495.4
                                          ======        ======         ======
2.  Long-Term Debt

The following table summarizes the long-term debt of the Company:
- -----------------------------------------------------------------------------
                                       March 31,      Dec. 31,      March 31,
                                          1996          1995           1995
Bank Credit Agreement:                 ---------      --------      ---------
  Revolving Loans                       $  460.0      $  549.4       $  467.2
  Bid Rate Loans                           137.0          61.0          148.0
Senior Debentures, 11%,
  due 1999 to 2003                       1,000.0       1,000.0        1,000.0
Senior Subordinated Notes:
  10-1/4%, due 1999                        250.0         250.0          250.0
  10-1/2%, due 2002                        150.0         150.0          150.0
  10%, due 2002                            250.0         250.0          250.0
  9-3/4%, due 2004                         200.0         200.0          200.0
  9.95%, due 2004                          100.0         100.0          100.0
Other                                      230.0         220.2          191.9
- -----------------------------------------------------------------------------
                                         2,777.0       2,780.6        2,757.1
  Less amounts due within one year          22.4          22.9           22.3
- -----------------------------------------------------------------------------
    Long-term debt                      $2,754.6      $2,757.7       $2,734.8
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

At March 31, 1996, the Company had unused credit available under the Bank Credit Agreement of $337.2 million.

Revolving loans bear interest, at the Company's option, at the prime rate or a Eurodollar deposit-based rate plus a margin linked to published ratings of the Company's senior debt instruments. The margin is currently .875% and is limited to a range of .625% to 1%. Swing Line and Overdraft Account loans bear interest at the prime rate minus the commitment fee percentage, defined below. The weighted average interest rate on borrowings outstanding under the Bank Credit Agreement at March 31, 1996, was 6.13%. While no compensating balances are required by the Agreement, the Company must pay a commitment fee on the excess of the Revolving Loan Commitments over the aggregate amount of Revolving Loans outstanding. The commitment fee, currently .375%, is subject to reduction to .25%, also based on changes in published ratings.

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

3.  Cash Flow Information

Interest paid in cash aggregated $42.2 million for the first quarter of 1996 and $39.8 million for the first quarter of 1995. Income taxes paid in cash totaled $9.1 million for the first quarter of 1996 and $8.1 million for the first quarter of 1995.

4.  Contingencies

The Company is one of a number of defendants (typically 10 to 20) in a substantial number of lawsuits filed in numerous state and federal courts by persons alleging bodily injury (including death) as a result of exposure to dust from asbestos fibers. From 1948 to 1958, one of the Company's former business units commercially produced and sold a high-temperature, clay-based insulating material containing asbestos. The insulation material was used in limited industrial applications such as shipyards, power plants and chemical plants. During its ten years in the high-temperature insulation business, the Company's aggregate sales of insulation material containing asbestos were less than $40 million. The Company exited the insulation business in April 1958. The traditional asbestos personal injury lawsuits and claims relating to such production and sale of asbestos material typically allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and punitive damages in various amounts (herein referred to as "asbestos claims"). As of March 31, 1996, the Company estimates that it is a named defendant in asbestos claims involving approximately 20,000 plaintiffs and claimants.

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

The Company is also one of a number of defendants (typically 30 to 90) in separate bodily injury lawsuits involving as of March 31, 1996 approximately 13,000 plaintiffs who allege that they are or were maritime workers. On March 31, 1995, a class action against the Company was filed in Common Pleas Court in Cuyahoga County, Ohio which purports to consist of all maritime claimants alleging exposure to the Company's asbestos-containing insulation products. The Company believes that class action treatment of such maritime claims is inappropriate and, accordingly, intends to oppose class certification in this suit. These maritime plaintiffs, who are all represented by the same attorney, primarily allege so-called "in-place" exposure to asbestos-containing products while serving aboard merchant marine vessels. Such cases as a group appear to involve significantly less serious disease compared to traditional filings and the vast majority may not involve any medical condition attributable to exposure to the Company's product. Since 1988, approximately 8,000 such lawsuits filed by the same attorney have been dismissed by various courts for procedural deficiencies. Many of these cases have been refiled in other courts and are included with the above total of bodily injury lawsuits involving maritime workers. One thousand of these cases dismissed were "with prejudice," and many of the other dismissals involved the same claimants in duplicate or repetitive suit filings. Additionally, on May 2, 1996, the presiding judge of the Judicial Panel on Multidistrict Litigation (discussed further below) entered an order administratively dismissing without prejudice all maritime worker cases pending in the United States District Court for the Northern District of Ohio. As a result of such order, on such date there remained pending against the Company individual lawsuits involving approximately 100 plaintiffs alleging that they are or were maritime workers and the class action pending in Common Pleas Court in Cuyahoga County, Ohio (discussed above). In view of these factors, the Company presently believes that the probable ultimate disposition of these maritime claims will not involve any material additional indemnity liability and does not include them in the description herein of asbestos claims or in the total number of pending asbestos claims set forth in the first paragraph above.

The Company is also one of a number of defendants (typically 15 to 30) in a number of lawsuits and claims, some of which are class actions, brought by or on behalf of public or private property owners, alleging damages as a result of the presence of asbestos-containing insulation in various properties.
These lawsuits typically assert multiple theories of liability, including negligence, breach of warranty and strict liability, and seek various forms of monetary and equitable relief, including compensatory and punitive monetary damages, restitution and removal of asbestos-containing material. As of March 31, 1996, the Company was a named defendant in 16 such pending property damage lawsuits and claims, one of which is a class action, which are not included in the total number of pending asbestos claims set forth in the first paragraph above.

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

As a result of payments and commitments that have been made by reinsurers pursuant to the OIL Settlement and the earlier settlement agreements described above and certain other available insurance, the Company has to date confirmed coverage for its asbestos-related costs of approximately $286 million. Of the total amount confirmed to date, $220 million had been received through March 31, 1996; and the balance of approximately $66 million will be received throughout 1996 and the next several years. The remainder of the insurance asset of approximately $224 million relates principally to the reinsurers who have not yet paid their reinsurance obligations under the OIL Settlement.

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

Based on all the factors and matters relating to the Company's asbestos-related litigation and claims, the Company believes that its asbestos-related costs and liabilities will not exceed by a material amount the sum of the available insurance reimbursement the Company believes it has and will have principally as a result of the United Insurance case, and the OIL Settlement of that case, as described above, and the amount of such charges described in the preceding paragraph.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations - First Quarter 1996 compared with First Quarter 1995

The Company recorded net earnings of $39.6 million for the first quarter of 1996, an increase of 18.9% over first quarter 1995 net earnings of $33.3 million. Consolidated operating profit for the first quarter of 1996 was $136.1 million, an increase of $8.7 million, compared to the same period in 1995. The increase was largely attributable to increased operating profit in the plastics and closures businesses and ongoing efforts throughout the Company to improve quality, productivity, and cost control. The Company's estimated effective tax rate for the first quarter of 1996 was 34.8%, compared to 39.4% estimated for the first quarter of 1995 and the actual rate of 32.5% for the full year 1995.

Capsule segment results (in millions of dollars) for the first quarter of 1996 and 1995 were as follows:

- ----------------------------------------------------------------------------
                                 Net sales
                         (Unaffiliated customers)          Operating Profit
- ----------------------------------------------------------------------------
                              1996          1995          1996          1995
                          --------      --------      --------      --------
Glass Containers          $  641.8      $  658.8      $   98.7      $   96.6
Plastics and Closures        263.6         264.5          43.8          37.6
Eliminations and other
  retained costs                .4            .3          (6.4)         (6.8)
- ----------------------------------------------------------------------------
Consolidated total        $  905.8      $  923.6      $  136.1      $  127.4
============================================================================

Net sales of the Glass Containers segment decreased $17.0 million, or 2.6% from 1995. The combined U.S. dollar sales of the segment's foreign affiliates increased with the reported sales of recently acquired glass container operations in Hungary, Finland, and Estonia more than offsetting lower unit shipments at some affiliates and lower unit pricing in Brazil. Domestically, glass container unit shipments declined in part due to the absence in 1996 of sales of soft drink containers as a result of the conversion of soft drink containers from glass to plastic. For the Company, this conversion is completed but will continue to affect comparisons to prior year periods throughout 1996. Lower demand for food containers was partially offset by an increase in shipments to U.S. brewers as a result of obtaining additional business and increased consumer demand for premium and specialty beers. Net sales of the Plastics and Closures segment were $263.6 million in the first quarter of 1996, which were nearly equal to the $264.5 million reported in the first quarter 1995. Increased unit shipments of plastic containers and closures were offset by the effects of lower resin prices on pass-through arrangements with customers.

The operating profit of the Glass Containers segment increased $2.1 million to $98.7 million, compared to $96.6 million in the first quarter of 1995. Higher

U.S. dollar operating profit at the segment's affiliate in Poland, along with positive contributions from recent acquisitions in Hungary, Finland and Estonia were offset by the effects of the December 1995 currency devaluation in Venezuela and an economic slowdown in Brazil, which adversely affected results of affiliates located in those countries. In addition, certain exchange and price controls which were instituted in Venezuela in June 1994 remain in effect. Similar programs and controls instituted in prior years have had a temporary adverse effect on the operating profit of the Company's foreign affiliates; the Company is not able to project the magnitude or duration of such effects on future operating results. The April 1996 devaluation of the Venezuelan currency will adversely affect future reported results. Domestic glass container operating profit increased slightly from the first quarter 1995 as the effect of lower shipments was offset by cost control programs and improved productivity. The operating profit of the Plastics and Closures segment increased $6.2 million, or 16.5%, compared to the first quarter of 1995. The increase resulted from higher unit shipments, improved manufacturing performance, and the recent restructuring of the labels and carriers business. Also, the segment's operations in Mexico compared favorably to the first quarter of 1995, when results were adversely affected by the December 1994 devaluation of the peso. Other retained costs for the first quarter of 1996 were comparable to the first quarter of the prior year.

Capital Resources and Liquidity

The Company's total debt at March 31, 1996 was $2.85 billion compared to $2.83 billion at December 31, 1995.

At March 31, 1996, the Company had available credit totaling $1 billion under the Bank Credit Agreement expiring in December 1998, of which $337.2 million had not been utilized. At December 31, 1995, the Company had $322.0 million of credit which had not been utilized under the Agreement. Cash provided by operating activities was $55.0 million for the first three months of 1996 compared to cash utilized in operating activities of $20.6 million in 1995.

In the twelve-month period commencing April 1, 1996, the Company anticipates that cash flow from its operations and from utilization of available credit under the Bank Credit Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations. The Company faces additional demands upon its liquidity for asbestos-related payments. Based on the Company's expectations regarding favorable trends which should lower its aggregate payments for lawsuits and claims and its expectation of the collection of its insurance coverage and reimbursement for such lawsuits, and also based on the Company's expected operating cash flow, the Company believes that the payment of any deferred amounts of previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits and claims associated with asbestos, will not have a material adverse effect upon the Company's liquidity on a short-term or long-term basis.

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


                               OWENS-ILLINOIS, INC.


Date May 15, 1996           By /s/ Lee A. Wesselmann
     --------------            ----------------------------------------------
                               Lee A Wesselmann, Senior Vice President and
                               Chief Financial Officer (Principal Financial
                               Officer)



                               OWENS-ILLINOIS GROUP, INC.


Date May 15, 1996           By /s/ Lee A. Wesselmann
     --------------            ----------------------------------------------
                               Lee A Wesselmann, Senior Vice President and
                               Chief Financial Officer (Principal Financial
                               Officer)

                               INDEX TO EXHIBITS


Exhibits
- --------
   23         Consent of McCarter & English

   27         Financial Data Schedule