Form 10-Q
period 1996-06-30
OWENS ILLINOIS INC /DE/
filed 1996-08-13
CIK 812074

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549

(Mark one)                         FORM 10-Q

  (x)      Quarterly Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                        For Quarter Ended June 30, 1996
                                      or
  ( )      Transition Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

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
              (Registrants' telephone number, including area code)

      Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing require-
      ments for the past 90 days.  Yes  X    No
                                      ----     ----
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Owens-Illinois, Inc. $.01 par value common stock - 120,360,074 shares at July 31, 1996.

      Owens-Illinois Group, Inc. $.01 par value common stock - 100 shares at July 31, 1996.

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

                             OWENS-ILLINOIS, INC.
                 CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
                   Three months ended June 30, 1996 and 1995
                (Millions of dollars, except per-share amounts)

                                                           1996          1995
Revenues:                                              --------      --------
  Net sales                                            $  963.7      $  985.0
  Royalties and net technical assistance                    6.4           6.6
  Equity earnings                                           3.1           3.9
  Interest                                                  5.6           6.7
  Other                                                    16.9          10.3
                                                       --------      --------
                                                          995.7       1,012.5
Costs and expenses:
  Manufacturing, shipping, and delivery                   737.5         753.0
  Research and development                                  7.0           6.9
  Engineering                                               6.7           7.2
  Selling and administrative                               41.3          42.1
  Interest                                                 74.8          76.4
  Other                                                    15.5          18.1
                                                       --------      --------
                                                          882.8         903.7
                                                       --------      --------
Earnings before items below                               112.9         108.8

Provision for income taxes                                 39.3          39.5

Minority share owners' interests in earnings
  of subsidiaries                                           7.0          10.3
                                                       --------      --------
Net earnings                                           $   66.6      $   59.0
                                                       ========      ========
Net earnings per share of common stock                 $   0.55      $   0.49
                                                       ========      ========
Average shares outstanding (thousands)                  120,284       119,080
                                                       ========      ========












                            See accompanying notes.

                             OWENS-ILLINOIS, INC.
                 CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
                    Six months ended June 30, 1996 and 1995
                (Millions of dollars, except per-share amounts)

                                                           1996          1995
Revenues:                                              --------      --------
  Net sales                                            $1,869.5      $1,908.6
  Royalties and net technical assistance                   12.2          13.4
  Equity earnings                                           8.4           7.7
  Interest                                                 12.1          14.8
  Other                                                    30.3          21.9
                                                       --------      --------
                                                        1,932.5       1,966.4
Costs and expenses:
  Manufacturing, shipping, and delivery                 1,446.4       1,484.9
  Research and development                                 15.1          15.0
  Engineering                                              13.2          13.5
  Selling and administrative                               92.0          89.7
  Interest                                                148.3         149.5
  Other                                                    30.2          38.8
                                                       --------      --------
                                                        1,745.2       1,791.4
                                                       --------      --------
Earnings before items below                               187.3         175.0

Provision for income taxes                                 65.2          65.6

Minority share owners' interests in earnings
  of subsidiaries                                          15.9          17.1
                                                       --------      --------
Net earnings                                           $  106.2      $   92.3
                                                       ========      ========
Net earnings per share of common stock                 $   0.88      $   0.77
                                                       ========      ========
Average shares outstanding (thousands)                  120,172       119,080
                                                       ========      ========












                            See accompanying notes.

                              OWENS-ILLINOIS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              June 30, 1996, December 31, 1995, and June 30, 1995
                             (Millions of dollars)

                                              June 30,   Dec. 31,   June 30,
                                                1996       1995       1995
Assets                                        --------   --------   --------
Current assets:
  Cash, including time deposits               $   96.4   $  109.4   $   65.3
  Short-term investments, at cost which
    approximates market                           24.0       52.5       81.1
  Receivables, less allowances for losses
    and disounts ($36.5 at June 30, 1996,
    $39.7 at December 31, 1995, and
    $34.1 at June 30, 1995)                      469.1      423.9      487.2
  Inventories                                    489.3      502.2      505.0
  Prepaid expenses                                87.0      128.8       75.2
                                              --------   --------   --------
      Total current assets                     1,165.8    1,216.8    1,213.8

Investments and other assets:
  Domestic investments and advances               24.7       22.7       20.9
  Foreign investments and advances                62.8       61.4       60.8
  Repair parts inventories                       179.1      156.3      152.3
  Prepaid pension                                638.8      615.7      622.4
  Insurance for asbestos-related costs           283.4      323.5      436.6
  Deposits, receivables, and other assets        248.3      234.1      235.3
  Excess of purchase cost over net assets
    acquired, net of accumulated
    amortization ($277.8 at June 30,
    1996, $262.0 at December 31, 1995,
    and $246.4 at June 30, 1995)               1,003.3    1,023.9    1,038.3
                                              --------   --------   --------
      Total investments and other assets       2,440.4    2,437.6    2,566.6

Property, plant, and equipment, at cost        3,262.8    3,087.2    2,999.3
Less accumulated depreciation                  1,394.5    1,302.4    1,288.8
                                              --------   --------   --------
    Net property, plant, and equipment         1,868.3    1,784.8    1,710.5
                                              --------   --------   --------
Total assets                                  $5,474.5   $5,439.2   $5,490.9
                                              ========   ========   ========

                                              June 30,   Dec. 31,   June 30,
                                                1996       1995       1995
                                              --------   --------   --------
Liabilities and Share Owners' Equity
Current liabilities:
  Short-term loans and long-term debt
    due within one year                       $  103.4   $   75.5   $   96.0
  Current portion of asbestos-related
    liabilities                                  145.0      145.0      145.0
  Accounts payable and other liabilities         601.3      668.4      656.0
                                              --------   --------   --------
    Total current liabilities                    849.7      888.9      897.0

Long-term debt                                 2,792.4    2,757.7    2,770.4

Deferred taxes                                   141.4      133.4       69.2

Nonpension postretirement benefits               377.9      389.1      396.4

Asbestos-related liabilities                     183.3      235.4      329.5

Other liabilities                                314.7      335.3      406.1

Commitments and contingencies

Minority share owners' interests                 183.4      167.5      160.5

Share owners' equity:
  Preferred stock                                 21.6       21.9       26.3
  Common stock, par value $.01 per share
    (120,360,074 shares outstanding
     at June 30, 1996; 119,966,191 at
     December 31, 1995, and
     119,084,496 at June 30, 1995)                 1.2        1.2        1.2
  Capital in excess of par value               1,046.4    1,042.8    1,034.6
  Deficit                                       (343.1)    (449.3)    (526.1)
  Cumulative foreign currency translation
    adjustment                                   (94.4)     (84.7)     (74.2)
                                              --------   --------   --------
      Total share owners' equity                 631.7      531.9      461.8
                                              --------   --------   --------
Total liabilities and share owners' equity    $5,474.5   $5,439.2   $5,490.9
                                              ========   ========   ========



                            See accompanying notes.

                              OWENS-ILLINOIS, INC.
                       CONDENSED CONSOLIDATED CASH FLOWS
                    Six months ended June 30, 1996 and 1995
                             (Millions of dollars)

                                                             1996       1995
                                                         --------   --------
Cash flows from operating activities:
  Net earnings                                           $  106.2   $   92.3
  Non-cash charges (credits):
    Depreciation                                            106.6      100.2
    Amortization of deferred costs                           25.9       24.4
    Other                                                    (3.0)     (11.5)
  Dividends from equity affiliates                                        .7
  Change in non-current operating assets                    (45.9)     (25.8)
  Asbestos-related payments                                 (52.1)     (74.9)
  Asbestos-related insurance proceeds                        40.1       33.5
  Reduction of non-current liabilities                       (8.7)       (.1)
  Change in components of working capital                   (45.4)    (182.1)
                                                         --------   --------
    Cash provided by (utilized in)
      operating activities                                  123.7      (43.3)

Cash flows from investing activities:
  Additions to property, plant, and equipment              (208.4)    (122.5)
  Acquisitions and other                                               (18.1)
  Net cash proceeds from divestitures                         3.1        2.0
                                                         --------   --------
    Cash utilized in investing activities                  (205.3)    (138.6)

Cash flows from financing activities:
  Additions to long-term debt                                62.0      150.7
  Repayments of long-term debt                              (24.1)     (26.7)
  Increase in short-term loans                               29.4       13.7
  Issuance of subsidiary's stock                              4.0
  Issuance of common stock                                    3.3
                                                         --------   --------
    Cash provided by financing activities                    74.6      137.7

Effect of exchange rate fluctuations on cash                 (6.0)        .1
                                                         --------   --------
Decrease in cash                                            (13.0)     (44.1)

Cash at beginning of period                                 109.4      109.4
                                                         --------   --------
Cash at end of period                                    $   96.4   $   65.3
                                                         ========   ========


                            See accompanying notes.

                               OWENS-ILLINOIS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      Tabular data in millions of dollars

1.  Inventories

Major classes of inventory are as follows:

                                            June 30,    Dec. 31,   June 30,
                                              1996        1995       1995
                                            --------    --------   --------
  Finished goods                              $377.3      $381.4     $398.4
  Work in process                                5.5         3.2        4.3
  Raw materials                                 72.4        80.3       70.0
  Operating supplies                            34.1        37.3       32.3
                                              ------      ------     ------
                                              $489.3      $502.2     $505.0
                                              ======      ======     ======
2.  Long-Term Debt

The following table summarizes the long-term debt of the Company:
- ---------------------------------------------------------------------------
                                            June 30,    Dec. 31,   June 30,
                                              1996        1995       1995
Bank Credit Agreement:                      --------    --------   --------
  Revolving Loans                           $  480.1    $  549.4   $  445.0
  Bid Rate Loans                               140.0        61.0      205.0
Senior Debentures, 11%,
  due 1999 to 2003                           1,000.0     1,000.0    1,000.0
Senior Subordinated Notes:
  10-1/4%, due 1999                            250.0       250.0      250.0
  10-1/2%, due 2002                            150.0       150.0      150.0
  10%, due 2002                                250.0       250.0      250.0
  9-3/4%, due 2004                             200.0       200.0      200.0
  9.95%, due 2004                              100.0       100.0      100.0
Other                                          243.8       220.2      191.5
- ---------------------------------------------------------------------------
                                             2,813.9     2,780.6    2,791.5
  Less amounts due within one year              21.5        22.9       21.1
- ---------------------------------------------------------------------------
    Long-term debt                          $2,792.4    $2,757.7   $2,770.4
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

At June 30, 1996, the Company had unused credit available under the Bank Credit Agreement of $311.4 million.

Revolving loans bear interest, at the Company's option, at the prime rate or a Eurodollar deposit-based rate plus a margin linked to published ratings of the Company's senior debt instruments. The margin is currently .875% and is limited to a range of .625% to 1%. Swing Line and Overdraft Account loans bear interest at the prime rate minus the commitment fee percentage, defined below. The weighted average interest rate on borrowings outstanding under the Bank Credit Agreement at June 30, 1996, was 6.27%. While no compensating balances are required by the Agreement, the Company must pay a commitment fee on the excess of the Revolving Loan Commitments over the aggregate amount of Revolving Loans outstanding. The commitment fee, currently .375%, is subject to reduction to .25%, also based on changes in published ratings.

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

3.  Cash Flow Information

Interest paid in cash aggregated $137.1 million and $137.0 million for the six months ended June 30, 1996 and June 30, 1995, respectively. Income taxes paid in cash totaled $17.2 million and $15.0 million for the six months ended June 30, 1996 and June 30, 1995, respectively.

4.  Contingencies

The Company is one of a number of defendants (typically 10 to 20) in a substantial number of lawsuits filed in numerous state and federal courts by persons alleging bodily injury (including death) as a result of exposure to dust from asbestos fibers. From 1948 to 1958, one of the Company's former business units commercially produced and sold a high-temperature, clay-based insulating material containing asbestos. The insulation material was used in limited industrial applications such as shipyards, power plants and chemical plants. During its ten years in the high-temperature insulation business, the Company's aggregate sales of insulation material containing asbestos were less than $40 million. The Company exited the insulation business in April 1958. The traditional asbestos personal injury lawsuits and claims relating to such production and sale of asbestos material typically allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and punitive damages in various amounts (herein referred to as "asbestos claims"). As of June 30, 1996, the Company estimates that it is a named defendant in asbestos claims involving approximately 19,000 plaintiffs and claimants.

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

The Company is also one of a number of defendants (typically 30 to 90) in separate bodily injury lawsuits involving as of June 30, 1996 approximately 100 plaintiffs who allege that they are or were maritime workers. On March 31, 1995, a class action against the Company was filed in Common Pleas Court in Cuyahoga County, Ohio which purports to consist of all maritime claimants alleging exposure to the Company's asbestos-containing insulation products. The Company believes that class action treatment of such maritime claims is inappropriate and, accordingly, intends to oppose class certification in this suit. These maritime plaintiffs, who are all represented by the same attorney, primarily allege so-called "in-place" exposure to asbestos-containing products while serving aboard merchant marine vessels. Such cases as a group appear to involve significantly less serious disease compared to traditional filings and the vast majority may not involve any medical condition attributable to exposure to the Company's product. Since 1988, approximately 8,000 such lawsuits filed by the same attorney have been dismissed by various courts for procedural deficiencies. Many of these cases have been refiled in other courts and are included with the above total of bodily injury lawsuits involving maritime workers. One thousand of these cases dismissed were "with prejudice," and many of the other dismissals involved the same claimants in duplicate or repetitive suit filings. Additionally, on May 2, 1996, the presiding judge of the Judicial Panel on Multidistrict Litigation (discussed further below) entered an order administratively dismissing without prejudice all maritime worker cases pending in the United States District Court for the Northern District of Ohio. As a result of such order, on such date there remained pending against the Company individual lawsuits involving approximately 100 plaintiffs alleging that they are or were maritime workers and the class action pending in Common Pleas Court in Cuyahoga County, Ohio (discussed above). In view of these factors, the Company presently believes that the probable ultimate disposition of these maritime claims will not involve any material additional indemnity liability and does not include them in the description herein of asbestos claims or in the total number of pending asbestos claims set forth in the first paragraph above.

The Company is also one of a number of defendants (typically 15 to 30) in a number of lawsuits and claims, some of which are class actions, brought by or on behalf of public or private property owners, alleging damages as a result of the presence of asbestos-containing insulation in various properties.
These lawsuits typically assert multiple theories of liability, including negligence, breach of warranty and strict liability, and seek various forms of monetary and equitable relief, including compensatory and punitive monetary damages, restitution and removal of asbestos-containing material. As of June 30, 1996, the Company was a named defendant in 7 such pending property damage lawsuits and claims, one of which is a class action, which are not included in the total number of pending asbestos claims set forth in the first paragraph above.

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

In addition, in January 1993, in an action in which the Company was not a party, a class action complaint, an answer and a stipulation of settlement of such class action complaint were filed contemporaneously in the United States District Court for the Eastern District of Pennsylvania. The lawsuit and settlement are between a proposed class of persons occupationally or secondarily exposed to asbestos but who did not have bodily injury suits pending as of January 15, 1993, and a group of 20 companies who manufactured or sold asbestos products and whose asbestos claims are managed by the Center for Claims Resolution. The Company and a number of other former producers of asbestos-containing products are not members of the Center for Claims Resolution. The proposed settlement, negotiated between the member companies and class counsel, seeks to create an administrative mechanism to process future asbestos-related claims against such companies. Under the proposed settlement, in order to receive compensation, claimants would be required to satisfy objective medical and product exposure criteria. The class action and proposed settlement raise a number of novel and complex issues, including the potential impact of the proposed settlement on the Company's contribution and settlement credit rights. The trial court has resolved some, but not all of those issues in ruling on the fairness of the proposed settlement to personal injury claimants. Several of the trial court's rulings were before the United States Court of Appeals for the Third Circuit pursuant to an interlocutory appeal. In May 1996, the United States Court of Appeals for the Third Circuit vacated the class certification and remanded the case to the district court with direction to decertify the class. It is anticipated that the members of the Center for Claims Resolution will file a petition for a writ of certiorari to the United States Supreme Court. In August 1993, another of the Company's co-defendants, Fibreboard Corporation, filed an action, which was thereafter certified by the District Court as a mandatory settlement class of all future asbestos-related claims. This action was integrally related to separate settlements by this co-defendant of all of its non-future asbestos claims and of its insurance coverage claims against its insurers. That settlement which was approved at the trial court level was affirmed by the United States Court of Appeals for the Fifth Circuit.

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

In November 1995, before all the settlements described above were finalized, a reinsurer of OIL during the years affected by the United Insurance case brought a separate suit against OIL seeking a declaratory judgment that it had no reinsurance obligation to OIL due to alleged OIL fraud and also to OIL not having joined non-party reinsurers as parties in the United Insurance case as alleged to be required under New Jersey's "entire controversy" doctrine

(Employer's Mutual vs Owens-Insurance Limited, Superior Court of New Jersey, Morris County, December 1995). The Company was not a named party to this cause of action but was subsequently joined in it as a necessary party defendant.

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

In June 1996, the Superior Court of New Jersey, Morris County granted OIL summary judgment on the "entire controversy" doctrine claim in the Employers Mutual case.

As a result of payments and commitments that have been made by reinsurers pursuant to the OIL Settlement and the earlier settlement agreements described above and certain other available insurance, the Company has to date confirmed coverage for its asbestos-related costs of approximately $289 million. Of the total amount confirmed to date, $227 million had been received through June 30, 1996; and the balance of approximately $62 million will be received throughout 1996 and the next several years. The remainder of the insurance asset of approximately $221 million relates principally to the reinsurers who have not yet paid their reinsurance obligations under the OIL Settlement.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations - Second Quarter 1996 compared with Second Quarter 1995

The Company recorded net earnings of $66.6 million for the second quarter of 1996, an increase of 12.9% over second quarter 1995 net earnings of $59.0 million. Consolidated operating profit for the second quarter of 1996 was $179.0 million, an increase of $4.4 million, compared to the same period in 1995. The increase is attributable to higher operating profit in the Plastics and Closures segment, which slightly more than offset lower operating profit of the Glass Containers segment.

Capsule segment results (in millions of dollars) for the second quarter of 1996 and 1995 were as follows:

- ----------------------------------------------------------------------------
                                 Net sales
                         (Unaffiliated customers)          Operating Profit
- ----------------------------------------------------------------------------
                              1996          1995          1996          1995
                          --------      --------      --------      --------
Glass Containers          $  697.1      $  718.2      $  130.5      $  139.9
Plastics and Closures        266.1         266.5          49.1          38.4
Eliminations and other
  retained costs                .5            .3           (.6)         (3.7)
- ----------------------------------------------------------------------------
Consolidated total        $  963.7      $  985.0      $  179.0      $  174.6
============================================================================

Net sales of the Glass Containers segment decreased $21.1 million, or 3.0% from 1995. The combined U.S. dollar sales of the segment's foreign affiliates were about equal to prior year. The inclusion of recently acquired glass container operations in Hungary, Finland, and Estonia offset the effects of currency devaluation in Venezuela and lower unit shipments in Brazil. Domestically, glass container unit shipments declined in part due to the absence in 1996 of sales of soft drink containers as a result of the conver-sion of soft drink containers from glass to plastic. For the Company, this conversion is completed but will continue to affect comparisons to prior year periods throughout 1996. Lower demand for food containers, including iced tea and juice bottles, was partially offset by an increase in shipments to U.S. brewers. Net sales of the Plastics and Closures segment were $266.1 million in the second quarter of 1996, which were nearly equal to the $266.5 million reported in the second quarter 1995. Increased unit shipments of closures and plastic containers for personal and health care products, and the reported sales of the recently acquired plastic container operations in Finland were offset by the effects of lower resin prices on pass-through arrangements with customers.

The operating profit of the Glass Containers segment decreased $9.4 million to $130.5 million, compared to $139.9 million in the second quarter of 1995. Domestically, operating profit was favorably impacted by the effects of an improved cost structure, which more than offset lower unit shipments and slightly lower unit pricing in some product lines. The combined U.S. dollar operating profit of the segment's foreign affiliates was below that of the second quarter 1995, primarily due to soft market conditions in Brazil and recent devaluations of the Venezuelan currency. In addition, scheduled rebuilds of glass furnaces at some international affiliates, resulting in temporary downtime and additional expenses, were at a higher level in the second quarter of 1996 than in the 1995 period. Recently acquired glass container operations in Hungary, Finland and Estonia made positive contribu-tions to second quarter 1996 operating profit. The operating profit of the Plastics and Closures segment increased $10.7 million, or 27.9%, compared to the second quarter of 1995. The increase resulted from higher unit shipments in most businesses and the recent restructuring of the labels and carriers business. Other retained costs for the second quarter of 1996 were lower principally due to higher net financial services income.

First Six Months 1995 compared with First Six Months 1994

For the first six months of 1996, the Company recorded net earnings of $106.2 million, an increase of 15.1% over the first six months of 1995 net earnings of $92.3 million. Consolidated operating profit for the first six months of 1996 was $315.1 million, an increase of $13.1 million, or 4.3%, compared to the same 1995 period. Increased operating profit in the Plastics and Closures segment more than offset the lower operating profit of the Glass Containers segment. The estimated effective tax rate for the first six months of 1996 was 34.8%, compared with 37.5% estimated for the first half of 1995 and the actual rate of 32.5% for the full year 1995.

Capsule segment results (in millions of dollars) for the first six months of 1996 and 1995 were as follows:

- ----------------------------------------------------------------------------
                                 Net sales
                         (Unaffiliated customers)          Operating Profit
- ----------------------------------------------------------------------------
                              1996          1995          1996          1995
                          --------      --------      --------      --------
Glass Containers          $1,338.9      $1,377.0      $  229.2      $  236.5
Plastics and Closures        529.7         531.0          92.9          76.0
Eliminations and other
  retained costs                .9            .6          (7.0)        (10.5)
- ----------------------------------------------------------------------------
Consolidated total        $1,869.5      $1,908.6      $  315.1      $  302.0
============================================================================

Net sales of the Glass Containers segment decreased $38.1 million, or 2.8%, from 1995. The reported sales of recently acquired glass container operations in Hungary, Finland and Estonia offset the effects of currency devaluation on reported U.S. dollar sales in Venezuela and Colombia and lower unit shipments in Brazil. Domestically, glass container unit shipments declined in part due to the absence in 1996 of sales of soft drink containers as a result of the conversion of soft drink containers from glass to plastic. Lower demand for food containers, including iced tea and juice bottles, was partially offset by an increase in shipments to U.S. brewers as a result of obtaining additional business and increased consumer demand for premium and specialty beers. In the Plastics and Closures segment, net sales of $529.7 million were nearly equal to the $531.0 million reported in the first six months of 1995. Increased unit shipments in most businesses and the reported sales of the recently acquired plastic container operations in Finland were offset by the effects of lower resin prices on pass-through arrangements with customers.

The operating profit of the Glass Containers segment decreased 3.1%, or $7.3
million, from the prior year.   Domestically, operating profit increased over
1995 as a result of an improved cost structure, which more than offset lower unit shipments and slightly lower unit pricing in some product lines. Internationally, soft market conditions in Brazil and recent currency devalua-tions in Venezuela resulted in lower U.S. dollar operating profit of the segment's affiliates located in those countries. The operating profit of the Plastics and Closures segment improved 22.2%, or $16.9 million, compared to the first six months of 1995. The increase resulted from higher unit shipments, improved manufacturing performance, the recent restructuring of the labels and carriers business, and a consolidation of manufacturing capacity in the specialty products business. Also, the segment's operations in Mexico compared favorably to the first six months of 1995, when results were adversely affected by the December 1994 devaluation of the peso. Other retained costs of $7.0 million for the first six months of 1996 compared to $10.5 million for the first six months of 1995 reflecting lower employee benefit costs and higher net financial services income.

Capital Resources and Liquidity

The Company's total debt at June 30, 1996 was $2.90 billion compared to $2.83 billion at December 31, 1995 and $2.87 billion at June 30, 1995.

At June 30, 1996, the Company had available credit totaling $1 billion under the Bank Credit Agreement which expires in December 1998, of which $311.4 million had not been utilized. At December 31, 1995, the Company had $322.0 million of credit which had not been utilized under the Agreement. Cash provided by operating activities was $123.7 million for the first six months of 1996 compared to cash utilized in operating activities of $43.3 million in 1995.

In the twelve-month period commencing July 1, 1996, the Company anticipates that cash flow from its operations and from utilization of available credit under the Bank Credit Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations. The Company faces additional demands upon its liquidity for asbestos-related payments. Based on the Company's expectations regarding favorable trends which should lower its aggregate payments for lawsuits and claims and its expectation of the collection of its insurance coverage and reimbursement for such lawsuits, and also based on the Company's expected operating cash flow, the Company believes that the payment of any deferred amounts of previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits and claims associated with asbestos, will not have a material adverse effect upon the Company's liquidity on a short-term or long-term basis.

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



Item 4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Owens-Illinois' shareholders was held on May 8, 1996. Each of the four nominees for a three-year term on the Company's Board of Directors was elected by vote of the share owners as follows:

       Name                   For       Withheld      Abstention    Non-Votes
- ---------------------     -----------   ---------     ----------    ---------
Edward A. Gilhuly         104,491,488   1,434,029         -             -
Robert J. Lanigan         102,344,082   3,581,435         -             -
Robert I. MacDonnell      102,397,785   3,527,732         -             -
John J. McMackin, Jr.     104,572,746   1,352,771         -             -



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


Date August 13, 1996         By /s/ Lee A. Wesselmann
     ---------------            --------------------------------------------
                                Lee A. Wesselmann, Senior Vice President and
                                Chief Financial Officer (Principal Financial
                                Officer)




                                OWENS-ILLINOIS GROUP, INC.


Date August 13, 1996         By /s/ Lee A. Wesselmann
     ---------------            --------------------------------------------
                                Lee A. Wesselmann, Senior Vice President and
                                Chief Financial Officer (Principal Financial
                                Officer)

                               INDEX TO EXHIBITS


Exhibit
- -------
  23         Consent of McCarter & English

  27         Financial Data Schedule