Form 10-Q
period 1996-09-30
OWENS ILLINOIS INC /DE/
filed 1996-11-01
CIK 812074

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549

(Mark one)                         FORM 10-Q

  (x)      Quarterly Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                     For Quarter Ended September 30, 1996
                                      or
  ( )      Transition Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                              Owens-Illinois, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

   Delaware                       1-9576                  22-2781933
----------------                -----------           --------------------------
(State or other                 (Commission           (IRS Employer
jurisdiction of                 File No.)             Identification No.)
incorporation or
organization)
                         Owens-Illinois Group, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    Delaware                     33-13061                 34-1559348
----------------                -----------           --------------------------
(State or other                 (Commission           (IRS Employer
jurisdiction of                 File No.)             Identification No.)
incorporation or
organization)
                     One SeaGate, Toledo, Ohio                          43666
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

      Owens-Illinois, Inc. $.01 par value common stock - 120,374,599 shares at October 31, 1996.

      Owens-Illinois Group, Inc. $.01 par value common stock - 100 shares at October 31, 1996.

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

                             OWENS-ILLINOIS, INC.
                 CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
                Three months ended September 30, 1996 and 1995
                (Millions of dollars, except per-share amounts)

                                                           1996          1995
Revenues:                                              --------      --------
  Net sales                                            $1,014.1      $  962.2
  Royalties and net technical assistance                    5.8           6.8
  Equity earnings                                           4.8           4.4
  Interest                                                  4.2           7.3
  Other                                                    14.1          11.7
                                                       --------      --------
                                                        1,043.0         992.4
Costs and expenses:
  Manufacturing, shipping, and delivery                   788.3         747.9
  Research and development                                  7.7           7.4
  Engineering                                               6.3           6.4
  Selling and administrative                               47.6          43.3
  Interest                                                 76.7          77.0
  Other                                                    16.0          15.6
                                                       --------      --------
                                                          942.6         897.6
                                                       --------      --------
Earnings before items below                               100.4          94.8

Provision for income taxes                                 32.7          29.9

Minority share owners' interests in earnings
  of subsidiaries                                           5.7           8.8
                                                       --------      --------
Net earnings                                           $   62.0      $   56.1
                                                       ========      ========
Net earnings per share of common stock                 $   0.51      $   0.46
                                                       ========      ========
Average shares outstanding (thousands)                  120,360       119,394
                                                       ========      ========












                            See accompanying notes.

                             OWENS-ILLINOIS, INC.
                 CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
                 Nine months ended September 30, 1996 and 1995
                (Millions of dollars, except per-share amounts)

                                                           1996          1995
Revenues:                                              --------      --------
  Net sales                                            $2,883.6      $2,870.8
  Royalties and net technical assistance                   18.0          20.2
  Equity earnings                                          13.2          12.1
  Interest                                                 16.3          22.1
  Other                                                    44.4          33.6
                                                       --------      --------
                                                        2,975.5       2,958.8
Costs and expenses:
  Manufacturing, shipping, and delivery                 2,234.7       2,232.8
  Research and development                                 22.8          22.4
  Engineering                                              19.5          19.9
  Selling and administrative                              139.6         133.0
  Interest                                                225.0         226.5
  Other                                                    46.2          54.4
                                                       --------      --------
                                                        2,687.8       2,689.0
                                                       --------      --------
Earnings before items below                               287.7         269.8

Provision for income taxes                                 97.9          95.5

Minority share owners' interests in earnings
  of subsidiaries                                          21.6          25.9
                                                       --------      --------
Net earnings                                           $  168.2      $  148.4
                                                       ========      ========
Net earnings per share of common stock                 $   1.39      $   1.23
                                                       ========      ========
Average shares outstanding (thousands)                  120,235       119,186
                                                       ========      ========












                            See accompanying notes.

                              OWENS-ILLINOIS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
         September 30, 1996, December 31, 1995, and September 30, 1995
                             (Millions of dollars)

                                             Sept. 30,   Dec. 31,   Sept. 30,
                                                1996       1995       1995
Assets                                       ---------   --------   ---------
Current assets:
  Cash, including time deposits               $  112.6   $  109.4    $   88.4
  Short-term investments, at cost which
    approximates market                           12.5       52.5        80.9
  Receivables, less allowances for losses and
    discounts ($36.9 at September 30, 1996,
    $39.7 at December 31, 1995, and $36.2
    at September 30, 1995)                       478.7      423.9       489.3
  Inventories                                    494.4      502.2       485.6
  Prepaid expenses                               112.5      128.8        69.5
                                              --------   --------    --------
      Total current assets                     1,210.7    1,216.8     1,213.7

Investments and other assets:
  Domestic investments and advances               25.0       22.7        21.6
  Foreign investments and advances                63.7       61.4        62.7
  Repair parts inventories                       195.0      156.3       159.9
  Prepaid pension                                649.7      615.7       634.9
  Insurance for asbestos-related costs           274.1      323.5       435.7
  Deposits, receivables, and other assets        255.5      234.1       236.2
  Excess of purchase cost over net assets
    acquired, net of accumulated amortization
    ($285.8 at September 30, 1996, $262.0
    at December 31, 1995, and $254.4 at
    September 30, 1995)                          998.4    1,023.9     1,030.2
                                              --------   --------    --------
      Total investments and other assets       2,461.4    2,437.6     2,581.2

Property, plant, and equipment, at cost        3,345.4    3,087.2     2,985.2
Less accumulated depreciation                  1,450.7    1,302.4     1,299.4
                                              --------   --------    --------
    Net property, plant, and equipment         1,894.7    1,784.8     1,685.8
                                              --------   --------    --------
Total assets                                  $5,566.8   $5,439.2    $5,480.7
                                              ========   ========    ========

                                             Sept. 30,   Dec. 31,   Sept. 30,
                                               1996        1995       1995
Liabilities and Share Owners' Equity         ---------   --------   ---------
Current liabilities:
  Short-term loans and long-term debt
    due within one year                       $  127.8   $   75.5    $   93.4
  Current portion of asbestos-related
    liabilities                                  145.0      145.0       145.0
  Accounts payable and other liabilities         682.2      668.4       681.2
                                              --------   --------    --------
    Total current liabilities                    955.0      888.9       919.6

Long-term debt                                 2,755.6    2,757.7     2,746.4

Deferred taxes                                   146.3      133.4        76.6

Nonpension postretirement benefits               372.3      389.1       391.6

Asbestos-related liabilities                     143.2      235.4       289.6

Other liabilities                                309.1      335.3       370.5

Commitments and contingencies

Minority share owners' interests                 189.0      167.5       170.4

Share owners' equity:
  Preferred stock                                 21.6       21.9        26.3
  Common stock, par value $.01 per share
    (120,365,799 shares outstanding
     at September 30, 1996; 119,966,191
     at December 31, 1995; and 119,549,946
     at September 30, 1995)                        1.2        1.2         1.2
  Capital in excess of par value               1,046.4    1,042.8     1,038.4
  Deficit                                       (281.1)    (449.3)     (470.0)
  Cumulative foreign currency translation
    adjustment                                   (91.8)     (84.7)      (79.9)
                                              --------   --------    --------
      Total share owners' equity                 696.3      531.9       516.0
                                              --------   --------    --------
Total liabilities and share owners' equity    $5,566.8   $5,439.2    $5,480.7
                                              ========   ========    ========




                            See accompanying notes.

                             OWENS-ILLINOIS, INC.
                       CONDENSED CONSOLIDATED CASH FLOWS
                 Nine months ended September 30, 1996 and 1995
                             (Millions of dollars)

                                                             1996       1995
                                                         --------   --------
Cash flows from operating activities:
  Net earnings                                           $  168.2   $  148.4
  Non-cash charges (credits):
    Depreciation                                            163.4      148.4
    Amortization of deferred costs                           39.0       36.6
    Other                                                   (32.0)     (11.5)
    Change in non-current operating assets                  (72.4)     (40.4)
  Asbestos-related payments                                 (92.2)    (114.8)
  Asbestos-related insurance proceeds                        49.4       34.4
  Reduction of non-current liabilities                       (8.0)      (5.7)
  Change in components of working capital                    23.4     (153.1)
                                                         --------   --------
    Cash provided by operating activities                   238.8       42.3

Cash flows from investing activities:
  Additions to property, plant, and equipment              (290.6)    (177.4)
  Acquisitions and other                                               (18.0)
  Net cash proceeds from divestitures                         5.3        7.0
                                                         --------   --------
    Cash utilized in investing activities                  (285.3)    (188.4)

Cash flows from financing activities:
  Additions to long-term debt                               103.6      160.2
  Repayments of long-term debt                             (114.1)     (54.0)
  Increase in short-term loans                               60.9       15.0
  Issuance of subsidiaries' stock                             4.0
  Issuance of common stock                                    3.4        3.8
                                                         --------   --------
    Cash provided by financing activities                    57.8      125.0

Effect of exchange rate fluctuations on cash                 (8.1)        .1
                                                         --------   --------
Increase (decrease) in cash                                   3.2      (21.0)

Cash at beginning of period                                 109.4      109.4
                                                         --------   --------
Cash at end of period                                    $  112.6   $   88.4
                                                         ========   ========




                            See accompanying notes.

                             OWENS-ILLINOIS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      Tabular data in millions of dollars

1.  Inventories

Major classes of inventory are as follows:

                                     Sept. 30,       Dec. 31,        Sept. 30,
                                       1996            1995            1995
                                     ---------       --------        ---------
  Finished goods                        $372.5         $381.4           $376.9
  Work in process                          4.4            3.2              5.7
  Raw materials                           77.2           80.3             70.4
  Operating supplies                      40.3           37.3             32.6
                                        ------         ------           ------
                                        $494.4         $502.2           $485.6
                                        ======         ======           ======

2.  Long-Term Debt

The following table summarizes the long-term debt of the Company:

------------------------------------------------------------------------------
                                     Sept. 30,       Dec. 31,        Sept. 30,
                                       1996            1995            1995
Bank Credit Agreement:               ---------       --------        ---------
  Revolving Loans                     $  423.4       $  549.4         $  490.0
  Bid Rate Loans                         155.0           61.0            140.0
Senior Debentures, 11%,
  due 1999 to 2003                     1,000.0        1,000.0          1,000.0
Senior Subordinated Notes:
  10-1/4%, due 1999                      250.0          250.0            250.0
  10-1/2%, due 2002                      150.0          150.0            150.0
  10%, due 2002                          250.0          250.0            250.0
  9-3/4%, due 2004                       200.0          200.0            200.0
  9.95%, due 2004                        100.0          100.0            100.0
Other                                    241.8          220.2            184.3
------------------------------------------------------------------------------
                                       2,770.2        2,780.6          2,764.3
  Less amounts due within one year        14.6           22.9             17.9
------------------------------------------------------------------------------
    Long-term debt                    $2,755.6       $2,757.7         $2,746.4
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

At September 30, 1996, the Company had unused credit available under the Bank Credit Agreement of $302.8 million.

Revolving loans bear interest, at the Company's option, at the prime rate or a Eurodollar deposit-based rate plus a margin linked to published ratings of the Company's senior debt instruments. The margin is currently .875% and is limited to a range of .625% to 1%. Swing Line and Overdraft Account loans bear interest at the prime rate minus the commitment fee percentage, defined below. The weighted average interest rate on borrowings outstanding under the Bank Credit Agreement at September 30, 1996, was 6.34%. While no compensating balances are required by the Agreement, the Company must pay a commitment fee on the excess of the Revolving Loan Commitments over the aggregate amount of Revolving Loans outstanding. The commitment fee, currently .375%, is subject to reduction to .25%, also based on changes in published ratings.

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

The Company has commenced discussions with a number of banks, including present lenders under the Bank Credit Agreement, for the purpose of refinancing the Agreement. As presently contemplated, the refinancing would, among other things, increase the immediately available revolving loan commitments to $1.2 billion, extend the expiration date by three years to December 2001, and provide, on a contingent basis, additional financing to support the Company's acquisition strategy. The refinancing has not been finalized, however, the Company has received commitments exceeding the level requested. Based on the commitments received and on the current status of discussions with the potential lenders, the Company expects to finalize the refinancing during the fourth quarter of 1996.

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

3.  Cash Flow Information

Interest paid in cash aggregated $179.4 million and $180.9 million for the nine months ended September 30, 1996 and September 30, 1995, respectively. Income taxes paid in cash totaled $25.1 million and $29.3 million for the nine months ended September 30, 1996 and September 30, 1995, respectively.

4.  Contingencies

The Company is one of a number of defendants (typically 10 to 20) in a substantial number of lawsuits filed in numerous state and federal courts by persons alleging bodily injury (including death) as a result of exposure to dust from asbestos fibers. From 1948 to 1958, one of the Company's former business units commercially produced and sold a high-temperature, clay-based insulating material containing asbestos. The insulation material was used in limited industrial applications such as shipyards, power plants and chemical plants. During its ten years in the high-temperature insulation business, the Company's aggregate sales of insulation material containing asbestos were less than $40 million. The Company exited the insulation business in April 1958. The traditional asbestos personal injury lawsuits and claims relating to such production and sale of asbestos material typically allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and punitive damages in various amounts (herein referred to as "asbestos claims"). As of September 30, 1996, the Company estimates that it is a named defendant in asbestos claims involving approximately 18,000 plaintiffs and claimants.

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

The Company is also one of a number of defendants (typically 30 to 90) in separate bodily injury lawsuits involving as of September 30, 1996 approximately 200 plaintiffs who allege that they are or were maritime workers. On March 31, 1995, a class action against the Company was filed in Common Pleas Court in Cuyahoga County, Ohio which purports to consist of all maritime claimants alleging exposure to the Company's asbestos-containing insulation products. The Company believes that class action treatment of such maritime claims is inappropriate and, accordingly, intends to oppose class certification in this suit. These maritime plaintiffs, who are all represented by the same attorney, primarily allege so-called "in-place" exposure to asbestos-containing products while serving aboard merchant marine vessels. Such cases as a group appear to involve significantly less serious disease compared to traditional filings and the vast majority may not involve any medical condition attributable to exposure to the Company's product.
Since 1988, approximately 18,000 such lawsuits have been filed by the same attorney. One thousand of these cases dismissed were "with prejudice." On May 2, 1996, the presiding judge of the Judicial Panel on Multidistrict Litigation (discussed further below) entered an order administratively dismissing without prejudice all maritime worker cases pending in the United States District Court for the Northern District of Ohio. As a result of such order, on such date there remained pending against the Company individual lawsuits involving approximately 200 plaintiffs alleging that they are or were maritime workers and the class action pending in Common Pleas Court in Cuyahoga County, Ohio (discussed above). In view of these factors, the Company presently believes that the probable ultimate disposition of these maritime claims will not involve any material additional indemnity liability and does not include them in the description herein of asbestos claims or in the total number of pending asbestos claims set forth in the first paragraph above.

The Company is also one of a number of defendants (typically 15 to 30) in a number of lawsuits and claims, some of which are class actions, brought by or on behalf of public or private property owners, alleging damages as a result of the presence of asbestos-containing insulation in various properties.
These lawsuits typically assert multiple theories of liability, including negligence, breach of warranty and strict liability, and seek various forms of monetary and equitable relief, including compensatory and punitive monetary damages, restitution and removal of asbestos-containing material. As of September 30, 1996, the Company was a named defendant in 7 such pending property damage lawsuits and claims, one of which is a class action, which are not included in the total number of pending asbestos claims set forth in the first paragraph above.

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

In addition, in January 1993, in an action in which the Company was not a party, a class action complaint, an answer and a stipulation of settlement of such class action complaint were filed contemporaneously in the United States District Court for the Eastern District of Pennsylvania. The lawsuit and settlement are between a proposed class of persons occupationally or secondarily exposed to asbestos but who did not have bodily injury suits pending as of January 15, 1993, and a group of 20 companies who manufactured or sold asbestos products and whose asbestos claims are managed by the Center for Claims Resolution. The Company and a number of other former producers of asbestos-containing products are not members of the Center for Claims Resolution. The proposed settlement, negotiated between the member companies and class counsel, seeks to create an administrative mechanism to process future asbestos-related claims against such companies. Under the proposed settlement, in order to receive compensation, claimants would be required to satisfy objective medical and product exposure criteria. The class action and proposed settlement raise a number of novel and complex issues, including the potential impact of the proposed settlement on the Company's contribution and settlement credit rights. The trial court has resolved some, but not all of those issues in ruling on the fairness of the proposed settlement to personal injury claimants. Several of the trial court's rulings were before the United States Court of Appeals for the Third Circuit pursuant to an interlocutory appeal. In May 1996, the United States Court of Appeals for the Third Circuit vacated the class certification and remanded the case to the district court with direction to decertify the class. The members of the Center for Claims Resolution filed a petition for a writ of certiorari to the United States Supreme Court.

In August 1993, another of the Company's co-defendants, Fibreboard Corporation, filed two actions, which were thereafter certified by the

District Court as mandatory settlement classes. One class action resolved all future asbestos-related claims against Fibreboard and the second class action resolved all of Fibreboard's insurance coverage claims against its insurers, which settlements were also approved by the District Court. In July 1996, the United States Court of Appeals for the Fifth Circuit affirmed the District Court's orders certifying a mandatory class action and approving the settlements.

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

As a result of payments and commitments that have been made by reinsurers pursuant to the OIL Settlement and the earlier settlement agreements described above and certain other available insurance, the Company has to date confirmed coverage for its asbestos-related costs of approximately $297 million. Of the total amount confirmed to date, $236 million had been received through September 30, 1996; and the balance of approximately $61 million will be received throughout 1996 and the next several years. The remainder of the insurance asset of approximately $213 million relates principally to the reinsurers who have not yet paid their reinsurance obligations under the OIL Settlement.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations - Third Quarter 1996 compared with Third Quarter 1995

The Company recorded net earnings of $62.0 million for the third quarter of 1996, an increase of 10.5% over third quarter 1995 net earnings of $56.1 million. Consolidated operating profit for the third quarter of 1996 was $168.1 million, an increase of $8.0 million, compared to the same period in 1995. The increase is attributable to higher operating profit for both the Glass Containers segment and Plastics and Closures segment.

Capsule segment results (in millions of dollars) for the third quarter of 1996 and 1995 were as follows:

----------------------------------------------------------------------------
                                 Net sales
                         (Unaffiliated customers)          Operating profit
----------------------------------------------------------------------------
                              1996          1995          1996          1995
                          --------      --------      --------      --------
Glass Containers          $  747.1      $  712.3      $  126.6      $  123.5
Plastics and Closures        266.6         249.5          42.8          36.8
Eliminations and other
   retained costs               .4            .4          (1.3)          (.2)
----------------------------------------------------------------------------
Consolidated total        $1,014.1      $  962.2      $  168.1      $  160.1
============================================================================

Net sales of the Glass Containers segment, led by international operations, increased $34.8 million, or 4.9%, over 1995. The combined U.S. dollar sales of the segment's foreign affiliates increased over prior year, reflecting higher unit shipments by several of the foreign affiliates. The inclusion of recently acquired glass container operations in Hungary, Finland, and Estonia more than offset lower unit shipments in Venezuela, India and Brazil and the effects of devaluations of the Venezuelan currency in late 1995 and early 1996. Domestically, glass container unit shipments were slightly below prior year levels due in part to the absence in 1996 of sales of soft drink bottles as a result of the conversion from glass to plastic containers. For the Company, this conversion is completed but is affecting 1996 comparisons to prior year periods. Increased shipments to U.S. brewers more than offset lower demand for food containers, including iced tea and juice bottles. Net sales of the Plastics and Closures segment increased $17.1 million, or 6.9%, over the prior year. The increase resulted from higher unit shipments of closures and plastic containers for personal care, health care and household products, and the reported sales of the recently acquired plastic container operations in Finland.

The operating profit of the Glass Containers segment increased $3.1 million to $126.6 million, compared to $123.5 million in the third quarter of 1995. Domestically, operating profit was favorably impacted by the effects of an improved cost structure and increased productivity, which nearly offset the effects of inflation and slightly lower unit pricing in some product lines. The combined U.S. dollar operating profit of the segment's foreign affiliates increased from the third quarter of 1995. Increased operating profit from the United Kingdom affiliate along with positive contributions from the recently acquired glass container operations in Hungary, Finland and Estonia more than offset soft market conditions in Brazil and Venezuela and recent currency devaluations in Venezuela. The operating profit of the Plastics and Closures segment increased $6.0 million, or 16.3%, compared to the third quarter of 1995. The increase resulted from higher unit shipments in most businesses and the recent restructuring of the labels and carriers business.

First Nine Months 1996 compared with First Nine Months 1995

For the first nine months of 1996, the Company recorded net earnings of $168.2 million, an increase of 13.3% over the first nine months of 1995 net earnings of $148.4 million. Consolidated operating profit for the first nine months of 1996 was $483.2 million, an increase of $21.1 million, or 4.6%, compared to the same 1995 period. The increase is attributable to higher operating profit in the Plastics and Closures segment. The estimated effective tax rate for the first nine months of 1996 was 34.0%, compared with 35.4% estimated for the first nine months of 1995 and the actual rate of 32.5% for the full year 1995.

Capsule segment results (in millions of dollars) for the first nine months of 1996 and 1995 were as follows:

----------------------------------------------------------------------------
                                 Net sales
                         (Unaffiliated customers)          Operating profit
----------------------------------------------------------------------------
                              1996          1995          1996          1995
                          --------      --------      --------      --------
Glass Containers          $2,086.0      $2,089.3      $  355.8      $  360.0
Plastics and Closures        796.3         780.5         135.7         112.8
Eliminations and other
   retained costs              1.3           1.0          (8.3)        (10.7)
----------------------------------------------------------------------------
Consolidated total        $2,883.6      $2,870.8      $  483.2      $  462.1
============================================================================

Net sales of the Glass Containers segment for the first nine months of 1996 nearly equaled the first nine months of 1995. The reported sales of recently acquired glass container operations in Hungary, Finland and Estonia more than offset the effects of currency devaluation on reported U.S. dollar sales in Venezuela and Colombia and lower unit shipments in Brazil. Domestically, glass container unit shipments declined in part due to the absence in 1996 of sales of soft drink containers as a result of the conversion of soft drink containers from glass to plastic. As a result of obtaining additional business and increased consumer demand for premium and specialty beers, the increase in shipments to U.S. brewers more than offset the lower shipments of food containers, including iced tea and juice bottles. In the Plastics and Closures segment, net sales increased $15.8 million, or 2.0%, over 1995. Increased unit shipments in most businesses and the reported sales of the recently acquired plastic container operations in Finland more than offset the effects of lower resin prices on pass-through arrangements with customers.

The operating profit of the Glass Containers segment decreased 1.2%, or $4.2
million, from the prior year.   Domestically, operating profit increased over
1995 as a result of an improved cost structure, which more than offset lower unit shipments and slightly lower unit pricing in some product lines. Internationally, soft market conditions in Brazil and Venezuela and recent currency devaluations in Venezuela resulted in lower U.S. dollar operating profit of the segment's affiliates located in those countries. The operating profit of the Plastics and Closures segment improved 20.3%, or $22.9 million, compared to the first nine months of 1995. The increase resulted from higher unit shipments, improved manufacturing performance, the recent restructuring of the labels and carriers business, and a consolidation of manufacturing capacity in the specialty products business. Also, the segment's operations in Mexico compared favorably to the first nine months of 1995, when results were adversely affected by the December 1994 devaluation of the peso. Other retained costs of $8.3 million for the first nine months of 1996 compared to $10.7 million for the first nine months of 1995 reflecting lower employee benefit costs and higher net financial services income.

Capital Resources and Liquidity

The Company's total debt at September 30, 1996 was $2.88 billion compared to $2.83 billion at December 31, 1995 and $2.84 billion at September 30, 1995.

At September 30, 1996, the Company had available credit totaling $1 billion under the Bank Credit Agreement expiring in December 1998, of which $302.8 million had not been utilized. At December 31, 1995, the Company had $322.0 million of credit which had not been utilized under the Agreement. Cash provided by operating activities was $238.8 million for the first nine months of 1996 compared to $42.3 million in 1995.

In the twelve-month period commencing October 1, 1996, the Company anticipates that cash flow from its operations and from utilization of available credit under the Bank Credit Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations. The Company faces additional demands upon its liquidity for asbestos-related payments. Based on the Company's expectations regarding favorable trends which should lower its aggregate payments for lawsuits and claims and its expectation of the collection of its insurance coverage and reimbursement for such lawsuits, and also based on the Company's expected operating cash flow, the Company believes that the payment of any deferred amounts of previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits and claims associated with asbestos, will not have a material adverse effect upon the Company's liquidity on a short-term or long-term basis.

The Company has commenced discussions with a number of banks, including present lenders under the Bank Credit Agreement, for the purpose of refinancing the Agreement. As presently contemplated, the refinancing would, among other things, increase the immediately available revolving loan commitments to $1.2 billion, extend the expiration date by three years to December 2001, and provide, on a contingent basis, additional financing to support the Company's acquisition strategy. The refinancing has not been finalized, however, the Company has received commitments exceeding the level requested. Based on the commitments received and on the current status of discussions with the potential lenders, the Company expects to finalize the refinancing during the fourth quarter of 1996.

Upon the finalization of the refinancing, the Company expects that the utilization of available credit under the Bank Credit Agreement, combined with cash flows from operations, will be sufficient to fund its operating and seasonal working capital needs, debt service including relatively modest scheduled principal payments, and other obligations through early 1999.
Beyond that, based upon current levels of operations and anticipated growth, the Company anticipates that it will have to refinance existing indebtedness, sell assets and/or otherwise raise funds in either the private or public markets to make all of the principal payments when due under its outstanding debt securities, beginning with principal payments due in 1999 under the 10-1/4% Senior Subordinated Notes. There can be no assurance that the Company will be able to refinance existing indebtedness or otherwise raise funds in a timely manner or that the proceeds therefrom will be sufficient to make all such principal payments.

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


Date November 1, 1996       By /s/ Lee A. Wesselmann
     ----------------          --------------------------------------------
                               Lee A. Wesselmann, Senior Vice President and
                               Chief Financial Officer (Principal Financial
                               Officer)




                               OWENS-ILLINOIS GROUP, INC.


Date November 1, 1996       By /s/ Lee A. Wesselmann
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