Form 10-K
period 1996-12-31
OWENS ILLINOIS INC /DE/
filed 1997-03-31
CIK 812074

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.   20549

                                    FORM 10-K
(Mark One)
  [x]             Annual Report Pursuant to Section 13 or 15(d) of the
                             Securities Exchange Act of 1934
                     For the fiscal year ended December 31, 1996
                                       or
  [ ]             Transition Report Pursuant to Section 13 or 15(d) of the
                             Securities Exchange Act of 1934

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

                                                     Name of each exchange on
Title of each class                                      which registered
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


                Yes       x                  No
                   ----------------             ---------------


      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                                               [ ]


      The aggregate market value (based on the consolidated tape closing price on February 28, 1997) of the voting stock beneficially held by non-affiliates of Owens-Illinois, Inc. was approximately $2,058,092,000. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors and executive officers of the Company. Such interpretation is not intended to be, and should not be construed to be, an admission by Owens-Illinois, Inc. or such directors or executive officers of the Company that such directors and executive officers of the Company are "affiliates" of Owens-Illinois, Inc., as that term is defined under the Securities Act of 1934.


      The number of shares of Common Stock, $.01 par value, of Owens-Illinois, Inc. outstanding as of February 28, 1997, was 122,533,742.


      The number of shares of Common Stock, $.01 par value, of Owens-Illinois, Group, Inc. outstanding as of February 28, 1997, was 100, all of which were owned by Owens-Illinois, Inc.



                       DOCUMENTS INCORPORATED BY REFERENCE

Part III Owens-Illinois, Inc. Proxy Statement for The Annual Meeting of Share Owners To Be Held Wednesday, May 14, 1997 ("Proxy Statement").








                              (Cover page 2 of 2 pages)

                                   TABLE OF CONTENTS
                                   -----------------

      PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
            ITEM 1.      BUSINESS. . . . . . . . . . . . . . . . . . .    1
            ITEM 2.      PROPERTIES. . . . . . . . . . . . . . . . . .   11
            ITEM 3.      LEGAL PROCEEDINGS . . . . . . . . . . . . . .   12
            ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                         HOLDERS . . . . . . . . . . . . . . . . . . .   12
                         EXECUTIVE OFFICERS OF THE REGISTRANTS . . . .   13
      PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16
            ITEM 5.      MARKET FOR OWENS-ILLINOIS, INC.'S COMMON STOCK
                         AND RELATED SHARE OWNER MATTERS . . . . . . .   16
            ITEM 6.      SELECTED FINANCIAL DATA . . . . . . . . . . .   17
            ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS OF OPERATIONS   20
            ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .   27
            ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                         ACCOUNTING AND FINANCIAL DISCLOSURE . . . . .   59
      PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . .   60
            ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE
                         REGISTRANTS . . . . . . . . . . . . . . . . .   60
            ITEMS 11.    EXECUTIVE COMPENSATION AND CERTAIN RELATIONSHIPS
            and 13.      AND RELATED TRANSACTIONS. . . . . . . . . . .   60
            ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                         AND MANAGEMENT. . . . . . . . . . . . . . . .   60
      PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   61
            ITEM 14.(a).   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.   61
            ITEM 14.(b).   REPORTS ON FORM 8-K . . . . . . . . . . . .   66
      SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .   67
      SCHEDULES. . . . . . . . . . . . . . . . . . . . . . . . . . . .  S-1
      EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . .  E-1

                                    PART I

ITEM 1.     BUSINESS

General Development of Business

Owens-Illinois, Inc. (the "Company"), through its subsidiaries, is the successor to a business established in 1903. The Company is one of the world's leading manufacturers of packaging products. Approximately one of every two glass containers made worldwide is made by the Company, its affiliates or licensees. In addition to being the largest manufacturer of glass containers in the United States, North America, South America and India, and the second largest in Europe with the acquisition of Avir S.p.A. described below, the Company is a leading manufacturer in the United States of plastic containers, plastic closures, plastic prescription containers, labels, and multipack plastic carriers for beverage containers. Over the last few years, through acquisitions and investments strategic to its core businesses, the Company has furthered its market leadership position in the geographic areas in which it competes. Over the past four years, the Company has invested more than $1 billion in capital expenditures alone (excluding acquisition expenditures) to improve productivity and increase capacity in key locations.

In 1996, one of the Company's major competitors in the U.S. glass container segment of the rigid packaging industry, Anchor Glass Container Corporation ("Anchor"), filed for protection under Chapter 11 of the United States Bankruptcy Code. As part of the bankruptcy proceedings, in December 1996, the Company announced that an agreement had been reached whereby the Company would acquire two of Anchor's glass manufacturing facilities and assume contractual agreements with a major U. S. brewer, including a partnership interest in a glass manufacturing facility ("Anchor Assets"). This agreement is part of a joint bid by Consumers Packaging, Inc. ("Consumers") and the Company, under which Consumers would purchase the majority of Anchor's assets and assume certain liabilities. Under the agreement, which was completed in February 1997, the Company acquired the Anchor Assets for approximately $125 million plus the assumption of certain liabilities.

In December 1996, the Company announced that it completed a definitive agreement to purchase a controlling interest of approximately 79% in Avir S.p.A. ("Avir"), the largest manufacturer of glass containers in Italy and the
Czech Republic, and the fourth largest in Spain.   The acquisition was
completed in February 1997. During the first half of 1997, the Company also will initiate a tender offer for the 21% of the Avir shares that are publicly held. Total consideration for 100% of the Avir shares is expected to be approximately $580 million. Avir is the largest foreign acquisition the Company has ever made, and is the second largest overall acquisition in the history of the Company.

In addition to Avir, the Company has expanded its international glass container operations over the past two years with acquisitions in India, Hungary, Finland, Estonia and China. These acquisition efforts are a key part of the Company's strategy to maintain leadership in glass and plastic packaging and to take advantage of revenue and earnings growth opportunities around the world.

The principal executive office of the Registrants is located at One SeaGate, Toledo, Ohio 43666; the telephone number is (419) 247-5000.


Financial Information about Industry Segments

Information as to sales, operating profit, and identifiable assets by industry segment is included on pages 56 - 58.


Narrative Description of Business

The Company has two industry segments: (1) Glass Containers and (2) Plastics and Closures. Below is a description of these segments and information to the extent material to understanding the Company's business taken as a whole.


Products and Services, Customers, Markets and Competitive Conditions, and Methods of Distribution

GLASS CONTAINERS INDUSTRY SEGMENT

The Company is a leading manufacturer of glass containers throughout the world. In addition to being the largest maker of glass containers in the United States, North America, South America and India, the Company also is a leading manufacturer of glass packaging in Europe. Worldwide glass container sales represented 66%, 66% and 67% of the Company's consolidated net sales for the years ended December 31, 1996, 1995, and 1994, respectively. The Company believes that its internally developed machines are significantly more efficient and productive than those used by its competitors, making it the low-cost manufacturer and a recognized technological leader in the industry.

The Company currently has technical assistance agreements with 35 different companies in 37 countries. These agreements, which cover areas ranging from manufacturing and engineering assistance to support in functions such as marketing, sales, and administration, allow the Company to participate in the worldwide growth of the glass container industry. The Company believes these associations and its technical expertise will afford it opportunities to participate in the glass business in regions of the world where the Company does not currently have a presence.

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

Customers
---------
Beer, food (which include juices and teas), liquor (i.e. distilled spirits) and wine producers comprise the majority of industry demand for U.S. glass containers. In addition to the just previously mentioned producers, international glass container customers include soft drink bottlers. In the regions where the Company has operations, it has leading positions within these customer groups, as well as strong positions in smaller customer groups.

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

Markets and Competitive Conditions
----------------------------------
Exclusive of the Avir acquisition completed in 1997, the Company has glass container operations located in fourteen countries. The principal markets for the Company's glass products are in the United States, Latin America and Europe. The Company has the leading market share of the glass segment of United States beer and food (including juices and teas) packaging. Excluding E & J Gallo Winery Inc., which manufactures its own containers, the Company believes it is a leading supplier of glass for wine and wine coolers. Internationally, the Company is the leading producer of glass containers in most of the geographic markets in which it is located.

The Company's glass products compete on the basis of quality, service and price with other forms of rigid packaging, principally aluminum and steel cans and plastic bottles, as well as glass containers produced by other large, well-established manufacturers. The principal competitors producing glass containers within the U.S. market are Ball-Foster Glass Container Co., L.L.C., a wholly-owned subsidiary of Paris-based Saint-Gobain ("Ball-Foster"), and Anchor Glass Container Corporation, most of the assets of which were purchased by Canadian-based Consumers Packaging, Inc. in early 1997. The principal competitor producing glass containers outside the U.S. market is Saint-Gobain. The principal competitors producing metal containers are American National Can Company, Ball Corporation, Crown Cork & Seal Company, Inc., Reynolds Metals Company, and Silgan Corporation. In the metal container market, no one competitor is dominant. The principal competitors supplying plastic containers are Continental Plastics Containers, Inc. (a subsidiary of Continental Can Company, Inc.), Graham Packaging Co., Plastipak Packaging,

Inc., and Silgan Corporation. In the plastic containers market, no one competitor is dominant.

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

Domestic Glass Operations
-------------------------
The Company has an approximate 40% share, which is expected to increase slightly due to the 1997 acquisition of the Anchor Assets, of the glass container category of the U.S. rigid packaging market. Domestically, exclusive of the 1997 acquisition of the Anchor Assets, the Company operates 21 glass container manufacturing facilities, a sand plant and two machine shops which manufacture high-productivity glass-making machines. Marketing under the trade name Owens-Brockway, the Company's 1996 U.S. glass container sales were significantly higher than the sales of its nearest U.S. glass container competitor, Ball-Foster.

Unit shipments in the U.S. to brewers and food producers, including producers of juices and teas, approximated 90%, 87% and 77% of the Company's total U.S. glass container unit shipments for 1996, 1995 and 1994, respectively.

During 1996, total glass container industry shipments within the United States rigid packaging market were slightly below 1995 shipment levels. Shipments declined in 1996 as a result of the continuing conversion of soft drink containers from glass to plastic and lower demand for food containers, including tea and juice bottles. The Company's share of the United States glass container market has remained relatively constant during this time.

Industry capacity in North America is expected to be aligned more closely with demand. During the first three months of 1997, closings of three U.S. glass container plants and one in Canada, along with furnace shutdowns have been announced by companies operating in the U.S. glass container industry. Overall, the Company expects glass containers' share of the United States rigid packaging market to remain relatively stable compared to 1996 levels and that the Company will maintain its share of the glass container segment due in part to the Company's ongoing improvement in operating efficiencies and its technological leadership.

The glass container industry in the United States continues to recycle used glass containers into new glass containers. The Company is an important part of this effort and continues to melt substantial tonnage of recycled glass in its glass furnaces. The infrastructure for recycling glass also supplies recycled glass containers to producers other than those in the glass container industry for use in the manufacture of secondary products (i.e. fiberglass and roadway material manufacturers). Glass recycling helps relieve the burden on the nation's landfills, while significantly reducing the need for virgin materials. Recycling also results in energy savings and reductions in air emissions. The Company has no technological barriers to using all of the recycled glass it can reasonably expect to obtain from public/private collection programs as long as such glass meets incoming material quality standards.

International Glass Operations
------------------------------
The Company has added to its international operations by acquiring glass container companies with leading positions in growing markets, increasing the capacity of selected foreign affiliates, and expanding the global network of glass container companies that license the Company's technical assistance. Exclusive of the Avir acquisition, the Company has significant ownership positions in sixteen companies located in thirteen foreign countries and Puerto Rico. Most of the Company's international glass affiliates are the leading container manufacturers in their respective countries, producing a full line of containers for the soft drink, beer, wine, liquor, food, drug and chemical industries. Some of these companies also produce molds, mold parts, sand and feldspar, limestone, machines and machine parts, rolled glass, sheet glass and glass tableware. The Company's principal international glass affiliates are located in Latin America and Europe.

Outside of the United States, unit shipments of glass containers have grown substantially in recent years. International glass operations are benefiting from increased consumer spending power, increased privatization of industry, a favorable climate for foreign investment, and global expansion programs by major customers. The lowering of trade barriers has resulted in healthier economies, rising standards of living, and growing demand for consumer products and quality packaging in developing countries. The increasing demand for quality packaging products in developing countries, where per capita glass container consumption is low, but rising, continues to create growth opportunities. This is reinforced by the fact that in many developing countries glass has a significant cost advantage over plastic and metal containers. Technologies which have produced productivity improvements in the Company's United States Glass Container operations are also being applied to the operations of foreign affiliates. The Company is continuing to pursue additional strategic alliances with international partners whose markets are growing and whose manufacturing operations can be enhanced by the Company's state-of-the-art technology and equipment, which enables such operations to improve quality, increase productivity, reduce bottle weights, and decrease energy consumption. Sales growth in countries where the Company does not have a direct ownership position may also provide a benefit to the Company in the form of royalties tied to sales volume of the Company's technical assistance licensees.

The Company's significant ownership positions in international glass affiliates are summarized below:

                                                                Owens-Illinois
Company/Country                                                   Ownership
---------------                                                 --------------
Karhulan Lasi Oy, Finland                                           100.0%
Oroshaza Glass Manufacturing and Trading, Kft., Hungary             100.0
United Glass Ltd., United Kingdom                                   100.0
Centro Vidriero de Venezuela, C.A., Venezuela                       100.0
Manufacturera de Vidrios Planos, C.A., Venezuela                    100.0
Owens-Illinois de Venezuela, C.A., Venezuela                         92.2
A/S Jarvakandi Klaas, Estonia                                        82.0
Owens-Illinois de Puerto Rico, Puerto Rico                           80.0
Companhia Industrial Sao Paulo e Rio, Brazil                         79.4
Vidrios Industriales, S.A., Peru                                     77.0
Wuhan Owens Glass Container Company, Ltd., China                     70.0
Cristaleria del Ecuador, S.A., Ecuador                               66.8
Cristaleria Peldar, S.A., Colombia                                   57.4
Owens-BILT Limited, India                                            51.0
Fabrica Boliviana de Vidrios, S. A., Bolivia                         50.0
Huta Szkla Jaroslaw S.A., Poland                                     49.0


As discussed in the section "General Development of Business", in February 1997, the Company completed the acquisition of a 79% controlling interest in Avir. The addition of Avir combined with existing affiliates located throughout Europe will position the Company to serve the large and steadily growing market for glass containers in Western Europe, as well as to meet the growing demand in Eastern and Central Europe.

PLASTICS AND CLOSURES INDUSTRY SEGMENT

The Company is a leading plastic container manufacturer in the United States. The Company is the market leader in all plastic segments in which it competes except for Hi-Cone, in which it is second. Plastic container sales represented 17%, 16% and 17% of the Company's consolidated net sales for the years ended December 31, 1996, 1995, and 1994, respectively. The Company's Plastics and Closures segment operates under the Owens-Brockway trade name and is comprised of four business units.

Plastic Products. This unit, with 22 factories, manufactures rigid, semi-rigid, flexible and multi-layer plastic containers for a wide variety of uses, including household products, personal care products, health care products, chemicals and automotive products and food.

Closure and Specialty Products. This unit, with 10 manufacturing facilities, develops and produces closures and closure systems which incorporate functional features such as tamper evidence, child resistance and dispensing. In addition, this unit's diverse product line includes trigger sprayers, finger pumps, and lotion pumps, as well as metal closures and finger pumps for the fragrance and cosmetic industry. In the United States, the Company has a sole license for Alcoa's technology for compression molded, tamper evident, thermoplastic closures. This unit also manufactures custom injection molded products, such as deodorant canisters and toothpaste dispensers.

Prescription Products. The Company's Prescription Products unit manufactures prescription containers. These products are sold primarily to drug wholesalers, major drug chains and the government. Containers for prescriptions include plastic and glass ovals, vials, rounds, squares and ointment jars. The only other major producer in the plastic containers segment of prescription drug packaging is Kerr Group, Inc.

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

The plastic segment of the rigid packaging market is competitive and fragmented due to generally available technology, low costs of entry and customer emphasis on low package cost. A large number of competitors exists on both a national and regional basis. The Company competes by emphasizing total package supply (i.e. bottle, label, and closure system), diversified market positions, proprietary technology and products, new package development, and packaging innovation. The Company is one of two producers of the Hi-Cone multi-pack carrier (produced under a license agreement with the only other producer, Illinois Tool Works Inc.), and the only producer of the Contour-Pak carrier. The market for closures is divided into various categories in which several suppliers compete for business on the basis of price and product design.

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

The Company's Plastics and Closures segment currently has technical assistance agreements with 20 companies in 13 countries. These agreements, which cover areas ranging from manufacturing and engineering assistance to support in functions such as marketing, sales, and administration, allow the Company to participate in the worldwide growth of the plastic packaging industry.

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

Customers

Major customers exist for each of the Company's industry segments, and in each industry segment the loss of a few of these customers might have a material adverse effect on the segment. Major customers of the Company include such companies as Anheuser-Busch Companies, Inc., Philip Morris Companies Inc.,
The Procter & Gamble Company, Unilever, N.V. and other leading companies which manufacture and market a variety of consumer products.

Research and Development

Research and development constitutes an important part of the Company's activities. Research and development expenditures for continuing operations were $31.1 million, $30.3 million, and $31.8 million for 1996, 1995, and 1994, respectively. Operating engineering expenditures were $25.6 million, $24.5 million, and $22.8 million for 1996, 1995, and 1994, respectively. In addition to new product development, substantial portions of the technical effort are devoted to increased process control, automatic inspection, and automation. No material amount of money was spent on customer-sponsored research activities during 1996, 1995, or 1994.

Environment

The Company's operations, in common with those of the industry generally, are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Capital expenditures for property, plant, and equipment for environmental control activities were not material during 1996.

A number of states have enacted, or are considering, legislation to promote curbside recycling and recycled content legislation as alternatives to mandatory deposit laws. Although such legislation is not uniformly developed, the Company believes that curbside recycling and recycling content legislation could become more significant during the next two years.

Sales of non-refillable glass beverage bottles and other convenience packages are affected by mandatory deposit laws and other types of restrictive legislation. As of January 1, 1997, there are nine states with mandatory deposit laws in effect.

Plastic containers have also been the subject of legislation in various states. The Company utilizes recycled plastic resin in its manufacturing processes. During 1996 and 1995, many plastic containers for products other than food, drugs, and cosmetics contained 25% post consumer resin. The Company believes it is a industry leader in such technology.

Although the Company is unable to predict what legislation or regulations may be adopted in the future with respect to environmental protection and waste disposal, compliance with existing legislation and regulations has not had, and is not expected to have, a material adverse effect on its capital expenditures, results of operations, or competitive position.

Number of Employees

The Company's operations employed approximately 30,800 persons at December 31, 1996. A majority of these employees are hourly workers covered by collective bargaining agreements, the principal one of which was renewed early in 1996 for three years. The Company considers its employee relations to be good.
The Company has not had any material labor disputes in the last five years, and does not anticipate any material work stoppages in the near term.

Financial Information about Foreign and Domestic Operations and Export Sales

Information as to net sales, operating profit, and identifiable assets of the Company's operating and geographic segments is included on pages 56 - 58. Export sales, in the aggregate or by geographic area, were not material for the years 1996, 1995, or 1994.

ITEM 2.  PROPERTIES

The principal manufacturing facilities and other material important physical properties of the continuing operations of the Company at December 31, 1996 are listed below and grouped by industry segment. All properties shown are owned in fee except where otherwise noted.

Glass Containers (3)                              Guarenas, Venezuela
  Glass Container Plants                          Valencia, Venezuela
    Atlanta, GA                                   Valera, Venezuela
    Auburn, NY
    Brockway, PA                                Flat Glass Plant
    Charlotte, MI                                 La Victoria, Venezuela
    Chicago Heights, IL (1)
    Clarion, PA (1)                             Machine Shops
    Crenshaw, PA                                  Brockway, PA
    Danville, VA                                  Godfrey, IL
    Lakeland, FL                                  Manaus, Brazil
    Lapel, IN
    Los Angeles, CA                             Sand Plants
    Muskogee, OK (1)                              Ione, CA (2)
    Oakland, CA                                   Devilla, United Kingdom
    Portland, OR
    Streator, IL                              Plastics and Closures
    Toano, VA                                   Plastic Container Plants
    Tracy, CA                                     Atlanta, GA
    Volney, NY                                    Baltimore, MD
    Waco, TX                                      Belvidere, NJ
    Winston-Salem, NC                             Charlotte, NC
    Zanesville, OH                                Chicago, IL
    La Paz, Bolivia                               Cincinnati, OH (1)
    Rio de Janeiro, Brazil                        Edison, NJ
    Sao Paulo, Brazil                             Findlay, OH
    Wuhan, China                                  Florence, KY (1)
    Envigado, Colombia                            Greenville, SC
    Zipaquira, Colombia                           Harrisonburg, VA
    Guayaquil, Ecuador                            Kansas City, MO (2)
    Jarvakandi, Estonia                           La Mirada, CA (2)
    Karhula, Finland                              Nashua, NH
    Oroshaza, Hungary                             Newburyport, MA
    Pondicherry, India                            Rossville, GA (2)
    Pune, India                                   St. Louis, MO (2)
    Rishikesh, India                              Sullivan, IN
    Callao, Peru                                  Vandalia, IL (1)
    Jaroslaw, Poland                              Washington, NJ (2)
    Vega Alta, Puerto Rico                        Ryttyla, Finland
    St. Albans, United Kingdom                    Mexico City, Mexico
    Alloa, United Kingdom
    Harlow, United Kingdom                      Mold Shop
    Peasley, United Kingdom                       Kansas City, MO (2)
    Caracas, Venezuela

  Label and Carrier Products Plant            Corporate Facilities
    Bardstown, KY (1)                           World Headquarters Building
                                                Toledo, OH (2)
  Closure & Specialty Products Plants
    Bridgeport, CT                              Levis Development Park
    Brookville, PA                              Perrysburg, OH
    Chattanooga, TN
    Constantine, MI (1)
    El Paso, TX (2)
    Erie, PA
    Hamlet, NC
    Maumee, OH (2)
    Waterbury, CT
    Las Piedras, Puerto Rico

  Prescription Products Plant
    Berlin, OH (1)

---------------
(1) This facility is financed in whole or in part under tax-exempt financing agreements.
(2)  This facility is leased in whole or in part.
(3) Excludes facilities associated with acquisitions closing in early 1997 discussed in the second and third paragraphs on page 1.


The Company believes that its facilities are well maintained and currently adequate for its planned production requirements over the next three to five years.


ITEM 3.      LEGAL PROCEEDINGS

See the second through last paragraphs of the section entitled "Contingencies" on pages 51 - 55.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 1996.

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


Name and Age                                      Position
------------                                      --------
Joseph H. Lemieux (66) . . . . . .Chairman since 1991; Chief Executive
                                  Officer since 1990; President and Chief
                                  Operating Officer, 1986-1990; Director
                                  since 1984.  Member of Class III of the
                                  Board of Directors of the Company, with a term expiring in 1997.

Lee A. Wesselmann (61) . . . . . .Senior Vice President and Chief Financial
                                  Officer since 1988; Secretary, 1988-1990;
                                  Vice President - Finance, 1988; Director since 1988. Member of Class I of the Board of Directors of the Company, with a term expiring in 1998.

R. Scott Trumbull (48) . . . . . .Executive Vice President, International
                                  Operations since 1993; Vice President and
                                  Director of Corporate Planning, 1992-
                                  1993; Vice President and General Manager of Plastics and Closure Operations,
                                  1986 - 1992.

Terry L. Wilkison (55) . . . . . .Executive Vice President since 1993;
                                  Executive Vice President, Domestic
                                  Packaging Operations, 1993-1996; Vice
                                  President and General Manager of
                                  Plastics, Closures, and Prescription
                                  Products, 1992-1993; Vice President and
                                  General Manager of Specialty Glass
                                  Operations, 1987-1992.

Thomas L. Young (53) . . . . . . .Executive Vice President, Administration,
                                  General Counsel and Secretary since 1993;
                                  Vice President, General Counsel, General
                                  Manager - Operations Administration and
                                  Secretary, 1992-1993; Vice President,
                                  General Counsel and Secretary, 1990-1992;
                                  Vice President and General Counsel -
                                  Operations, 1988-1990.

Name and Age                                       Position
------------                                       --------

Russell C. Berkoben (55) . . . . .Vice President and General Manager of
                                  Plastic Containers Operations since 1991;
                                  Vice President and Plastic Container
                                  Business Unit Manager, 1985-1991.

Gary R. Clinard (58) . . . . . . .Vice President and General Manager of
                                  International Operations since 1990; Vice
                                  President of International Operations and
                                  Technical Assistance, 1987-1990.

Larry A. Griffith (51) . . . . . .Vice President, Chief Information Officer
                                  and General Manager of Plastic Components
                                  Operations since 1996; Vice President
                                  since 1990; General Manager of Kimble,
                                  1992-1995; Vice President of Corporate
                                  Staff and Director of Corporate Planning,
                                  1988-1990.

John L. Hodges (57). . . . . . . .Vice President and Technical Director
                                  since 1996; Vice President and General
                                  Manager of Glass Container Operations,
                                  1993-1996; Vice President of Glass
                                  Container Sales and Marketing, 1991-1993;
                                  Vice President and General Manager of
                                  Glass Container Manufacturing, 1984-1991.

Michael D. McDaniel (48) . . . . .Vice President and General Manager of
                                  Closure and Specialty Products Operations since 1991; Vice President and Director of Manufacturing and Engineering of Closure Operations, 1990-1991; Vice President and Manufacturing Manager of Closure Operations, 1985-1990.

Philip McWeeny (57). . . . . . . .Vice President and General Counsel -
                                  Corporate since 1988.

Name and Age                                       Position
------------                                       --------

B. Calvin Philips (55) . . . . . .Vice President of International
                                  Operations since 1990; Vice President and
                                  General Manager of Closure and Specialty
                                  Products, 1987-1990.

Robert A. Smith (55) . . . . . . .Vice President and General Manager of
                                  Glass Container Manufacturing since 1993;
                                  Vice President and General Manager, West
                                  Coast, 1990-1993; Vice President and Area
                                  Manufacturing Manager, 1986-1990.

David G. Van Hooser (50) . . . . .Senior Vice President and Director of
                                  Corporate Strategy since 1996; Vice
                                  President and General Manager of Plastic
                                  Components Operations, 1994-1996; Vice
                                  President, Treasurer and Comptroller,
                                  1990-1994; Vice President and Treasurer,
                                  1988-1990.

                                    PART II

ITEM 5.      MARKET FOR OWENS-ILLINOIS, INC.'S COMMON STOCK
             AND RELATED SHARE OWNER MATTERS

The price range for the Company's Common Stock on the New York Stock Exchange, as reported by National Association of Securities Dealers, was as follows:



                                          1996                     1995
                                   ------------------       ------------------
                                    High        Low          High        Low
                                   ------      ------       ------      ------
First Quarter                      17-1/8      13-5/8       11-1/2      10-1/8
Second Quarter                     16-3/4      15-1/8       13-1/2      10-7/8
Third Quarter                      17-1/2      15-1/4       14-1/4      12-5/8
Fourth Quarter                     22-3/4      15-1/4       14-3/4      12


On December 31, 1996, there were 1,254 common share owners of record. No dividends have been declared or paid since the Company's initial public offering in December 1991. For restrictions on payment of dividends on Common Stock, see the third paragraph of the section entitled "Long-Term Debt" on page 40.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data presented below relates to each of the five years in the period ended December 31, 1996. Such data was derived from the Consolidated Financial Statements, of which the most recent three years are included elsewhere in this document and were audited by Ernst & Young LLP, independent auditors, whose report with respect to the financial statements appears elsewhere in this document. See Consolidated Financial Statements -- Statement of Significant Accounting Policies and Financial Review.
                                        Years Ended December 31,
                         -----------------------------------------------------
                           1996       1995       1994        1993       1992
                         --------   --------   --------    --------   --------
Consolidated operating              (Dollar amounts in millions)
  results (a):
Net sales. . . . . . .   $3,845.7   $3,763.2   $3,567.3    $3,535.0   $3,392.6
Other (c). . . . . . .      130.5      117.8       85.6       127.1       81.6
                         --------   --------   --------    --------   --------
                          3,976.2    3,881.0    3,652.9     3,662.1    3,474.2

Costs and expenses:
Manufacturing, shipping
  and delivery . . . .    3,025.6    2,948.5    2,824.3     2,823.8    2,744.1
Research, engineering,
  selling, administra-
  tive and other (d) .      323.9      322.9      379.1       842.8      260.3
                         --------   --------   --------    --------   --------
Earnings (loss) from
  continuing operations
  before interest
  expense and items
  below. . . . . . . .      626.7      609.6      449.5        (4.5)     469.8
Interest expense . . .      302.6      299.6      278.2       290.0      312.9
                         --------   --------   --------    --------   --------
Earnings (loss) from
  continuing operations
  before items
  below. . . . . . . .      324.1      310.0      171.3      (294.5)     156.9
Provision (credit)
  for income taxes . .      104.9      100.8       68.9      (113.1)      64.0
Minority share owners'
  interests in
  earnings of
  subsidiaries . . . .       28.1       40.1       24.1        19.4       14.6
                         --------   --------   --------    --------   --------
Earnings (loss) from
  continuing operations
  before extraordinary
  items and cumulative
  effect of accounting
  changes. . . . . . .      191.1      169.1       78.3      (200.8)      78.3

Net earnings of
  discontinued
  operations . . . . .                                          1.4       18.4

                                        Years ended December 31,
                         -----------------------------------------------------
                           1996       1995       1994        1993       1992
                         --------   --------   --------    --------   --------
                          (Dollar amounts in millions, except per share data)
Gain on sale of
  discontinued operations,
  net of applicable
  income taxes . . . .                                        217.0

Extraordinary charges
  from early
  extinguishment of
  debt, net of
  applicable income
  taxes. . . . . . . .                                        (12.7)    (31.5)
Cumulative effect on
  prior years of
  changes in methods
  of accounting for
  income taxes and
  postretirement
  benefits, net
  of applicable
  income taxes (b) . .                                                 (199.4)
                         --------   --------   --------    --------   --------
Net earnings (loss)      $  191.1   $  169.1   $   78.3    $    4.9   $(134.2)
                         ========   ========   ========    ========   ========
Earnings (loss) per
  share of common
  stock:
  Earnings (loss)
    from continuing
    operations before
    extraordinary
    items and cumula-
    tive effect of
    accounting changes   $   1.58   $   1.40   $   0.64    $  (1.70)  $  0.66
  Net earnings of
    discontinued
    operations . . . .                                         0.01      0.15
  Gain on sale
    of discontinued
    operations . . . .                                         1.82

  Extraordinary charges                                       (0.10)    (0.26)
  Cumulative effect of
    accounting
    changes (b). . . .                                                  (1.68)
                         --------   --------   --------    --------   --------
  Net earnings (loss)    $   1.58   $   1.40   $   0.64    $   0.03   $ (1.13)
                         ========   ========   ========    ========   ========

                                        Years Ended December 31,
                         -----------------------------------------------------
                           1996       1995       1994        1993       1992
                         --------   --------   --------    --------   --------
Other data:                         (Dollar amounts in millions)
The following are included in the
  results from continuing operations:
  Depreciation . . . .   $  219.8   $  188.3   $  183.3    $  180.0   $  181.9
  Amortization of
    excess cost and
    intangibles. . . .       46.8       44.8       45.2        40.8       38.6
  Amortization of
    deferred finance
    fees (included
    in interest
    expense) . . . . .        5.0        5.0        5.1        11.5       12.0
                         --------   --------   --------    --------   --------
                         $  271.6   $  238.1   $  233.6    $  232.3   $  232.5
                         ========   ========   ========    ========   ========
Weighted average
  shares outstanding
  (in thousands) . . .    120,276    119,343    119,005     118,978    118,980

Balance sheet data (at end of period):
  Working capital. . .   $    380   $    328   $    171    $    234   $    245
  Total assets . . . .      6,105      5,439      5,318       4,901      5,151
  Total debt . . . . .      3,395      2,833      2,690       2,487      3,107
  Share owners' equity        730        532        376         295        299


(a) Results of operations have been restated to reflect the effects of the sale of the Libbey business, which was consummated on June 24, 1993, as discontinued operations.

(b) In the fourth quarter of 1992, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," each as of January 1, 1992.

(c) Other revenues in 1993 includes gains of $46.1 million ($34.6 million after tax) from divestitures.

(d) In the fourth quarter of 1995, the Company recorded a charge of $40.0 million ($24.7 million after tax) to write down the asbestos insurance asset and a net credit of $40.0 million ($24.7 million after tax) primarily from the reduction of previously established restructuring reserves. In the fourth quarter of 1994, the Company recorded a charge of $100.0 million ($61.7 million after tax) to write down the asbestos insurance asset. In the fourth quarter of 1993, the Company recorded charges totaling $578.2 million ($357.0 million after tax) principally for estimated uninsured future asbestos-related costs and costs associated with its restructuring program.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of 1996 with 1995

For the year ended December 31, 1996, the Company recorded net earnings of $191.1 million, an increase of $22.0 million, or 13.0%, over 1995 net earnings of $169.1 million. Consolidated segment operating profit was $589.2 million in 1996 compared to $565.5 million in 1995. Excluding the effects of the 1995 unusual items described below, the increase was attributable to the Company's domestic glass and plastics and closures operations, which more than offset lower operating profit for the Company's international glass operations. Interest expense, net of interest income, increased $10.4 million due in part to lower interest income as a result of reduced levels of cash available for temporary investment. The decrease in foreign net earnings, particularly for the Brazilian and Venezuelan subsidiaries, also resulted in a decrease in minority share owners' interests in earnings of subsidiaries.

Capsule segment results (in millions of dollars) for 1996 and 1995 are as follows (a):
-----------------------------------------------------------------------------
Net sales to unaffiliated customers                         1996         1995
-----------------------------------------------------------------------------
Glass Containers                                        $2,783.3     $2,744.0
Plastics and Closures                                    1,060.7      1,017.7
Other                                                        1.7          1.5
-----------------------------------------------------------------------------
Consolidated total                                      $3,845.7     $3,763.2
=============================================================================

-----------------------------------------------------------------------------
Operating profit                                            1996     1995 (b)
-----------------------------------------------------------------------------
Glass Containers                                        $  424.5     $  482.7
Plastics and Closures                                      172.1        137.4
Eliminations and other retained costs                       (7.4)       (54.6)
-----------------------------------------------------------------------------
Consolidated total                                      $  589.2     $  565.5
=============================================================================
(a)  See Segment Information included on pages 56 - 58.

(b) Includes a charge of $40.0 million to write down the asbestos insurance asset and a net credit of $40.0 million primarily from the reduction of previously established restructuring reserves. These items increased (decreased) operating profit as follows: Glass Containers, $45.1 million; Plastics and Closures $(5.1) million; and other retained costs $(40.0) million.

Consolidated net sales for 1996 increased $82.5 million, or 2.2%, over the prior year. Net sales of the Glass Containers segment increased $39.3 million, or 1.4%, over 1995. The combined U.S. dollar sales of the segment's foreign affiliates increased over the prior year, reflecting higher unit shipments by several of the foreign affiliates. The inclusion of recently acquired glass container operations in Hungary, Finland, and Estonia more than offset lower unit shipments in Brazil, Venezuela and India and the effects of devaluations of the Venezuelan currency in late 1995 and early 1996. Domesti-cally, glass container unit shipments were slightly below prior year levels due in part to the absence in 1996 of sales of soft drink bottles as a result of the conversion from glass to plastic containers. For the Company, this conversion is completed but has affected 1996 comparisons to prior year periods. As a result of obtaining additional business and increased consumer demand for premium and specialty beers, the increase in shipments to U.S. brewers more than offset the lower shipments of food containers, including iced tea and juice bottles. In the Plastics and Closures segment, sales increased by $43.0 million, or 4.2%, over 1995. Higher unit shipments of compression-molded and dispensing closures, plastic containers, especially containers used for personal care and health care products, along with the reported sales of the recently acquired plastic container operations in Finland contributed to the increase. Partially offsetting were the effects of lower resin prices on pass-through arrangements with customers.

Consolidated operating profit for 1996 increased $23.7 million, or 4.2%, to $589.2 million from 1995 operating profit of $565.5 million. Consolidated operating profit was 15.3% of net sales in 1996 compared to 15.0% in 1995. Consolidated operating expenses (consisting of selling and administrative, engineering, and research and development expenses) as a percentage of net sales was 6.4% in both 1996 and 1995. Operating profit of the Glass Contain-ers segment was $424.5 million, a decrease of $13.1 million, or 3.0%, from 1995, excluding the 1995 unusual item discussed below. Domestically, operat-ing profit increased over 1995 as a result of an improved cost structure, which more than offset the effects of inflation and slightly lower unit pricing in some product lines. Internationally, record results were achieved in the United Kingdom and Poland, and positive contributions were reported from the recently acquired glass container operations in Hungary, Finland and Estonia. Despite this, however, U.S. dollar operating profit for the interna-tional operations was lower in 1996 compared to 1995 due to soft market conditions in Brazil and Venezuela and currency devaluations in Venezuela in late 1995 and early 1996. Operating profit of the Plastics and Closures segment was $172.1 million, an increase of $29.6 million, or 20.8%, from 1995, excluding the 1995 unusual item discussed below. The majority of the increase resulted from higher unit shipments in most businesses. Additionally, improved manufacturing performance, the recent restructuring of the labels and carriers business, and a consolidation of manufacturing capacity in the specialty products business contributed to the increase. Other retained costs were $7.4 million in 1996 compared to $10.7 million in 1995, excluding the 1995 unusual item discussed below, reflecting higher net financial services income.

In December 1995, the Company reached settlements involving all remaining insurance coverage limits (81% of original limits) in the asbestos-related litigation. As a result of the settlement agreements, the Company recorded a charge of $40.0 million ($24.7 million after tax) in the fourth quarter of 1995 to write down the asbestos insurance asset to the approximate coverage amounts expected to be received. For additional information, see Capital Resources and Liquidity on page 25 and Contingencies on page 51.

In the fourth quarter of 1995, the Company also recorded an unusual net credit of $40.0 million ($24.7 million after tax), related primarily to the reduction of previously established restructuring reserves. Included in the net credit of $40.0 million is a charge of $5.1 million for the restructuring of the Company's labels and carriers business.

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

Capsule segment results (in millions of dollars) for 1995 and 1994 are as follows (a):
-----------------------------------------------------------------------------
Net sales to unaffiliated customers                         1995         1994
-----------------------------------------------------------------------------
Glass Containers                                        $2,744.0     $2,590.1
Plastics and Closures                                    1,017.7        976.1
Other                                                        1.5          1.1
-----------------------------------------------------------------------------
Consolidated total                                      $3,763.2     $3,567.3
=============================================================================

-----------------------------------------------------------------------------
Operating profit                                        1995 (b)         1994
-----------------------------------------------------------------------------
Glass Containers                                        $  482.7     $  393.0
Plastics and Closures                                      137.4        140.4
Eliminations and other retained costs (c)                  (54.6)      (125.2)
-----------------------------------------------------------------------------
Consolidated total                                      $  565.5     $  408.2
=============================================================================

(a)  See Segment Information included on pages 56 - 58.

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

Consolidated net sales for 1995 increased $195.9 million, or 5.5%, over the prior year. Net sales of the Glass Containers segment increased $153.9 million, or 5.9%, over 1994. Higher glass container unit shipments by foreign affiliates and recently acquired glass container operations in Poland and India accounted for the increase. Consistent with domestic glass industry trends, the Company's 1995 domestic glass container unit shipments were approximately 6% below 1994. These shipments declined throughout 1995 as a result of the continuing conversion of soft drink containers from glass to plastic. This conversion will also affect comparisons to prior year periods throughout 1996. Higher shipments of glass containers to U.S. brewers as a result of increased consumer demand for premium and specialty beers more than offset lower demand for food containers, including iced tea and juice bottles. In the Plastics and Closures segment, sales increased $41.6 million, or 4.3%, over 1994. Higher unit pricing caused by higher resin costs and increased volumes in the closure and prescription products businesses resulted in higher reported sales. Higher unit shipments of closures and prescription containers were offset by lower shipments of plastic containers, especially bottles used for personal care and household products, due in part to the closing of two plastic bottle manufacturing facilities in late 1994.

Consolidated operating profit for 1995 increased $57.3 million, or 11.3%, to $565.5 million from 1994 operating profit of $508.2 million, excluding the unusual 1994 fourth quarter charge. Consolidated operating profit was 15.0% of net sales in 1995 compared to 14.2% in 1994, excluding the 1994 unusual item. Consolidated operating expenses as a percentage of net sales decreased to 6.4% in 1995 from 7.0% in 1994. Operating profit of the Glass Containers segment, exclusive of the 1995 unusual item discussed below, was $437.6 million, an increase of $44.6 million, or 11.3%, over 1994. Increased unit shipments at most foreign affiliates, improved market conditions for the segment's Venezuelan operations, and higher margins at the Colombian and United Kingdom operations resulted in higher U.S. dollar operating profits. The economic effects of exchange and price controls instituted in Venezuela in June 1994 and the December 1995 devaluation of the bolivar negatively affected the 1995 operating profit. Similar programs and controls instituted in prior years have had a temporary adverse effect on the operating profit of the Company's foreign affiliates; the Company is not able to project the magnitude or duration of such effects on future operating results. The domestic glass container operations were adversely affected in 1995 by the significantly higher cost of corrugated boxes, which are used extensively in packaging and shipping many of the Company's finished products. Also, domestic glass container unit shipments were lower in 1995 due to the continuing conversion of soft drink containers from glass to plastic, which resulted in excess capacity in the industry and increased price competition. Cost reductions and productivity improvements achieved throughout the Glass Containers segment partially offset these effects. Operating profit of the Plastics and Closures segment, exclusive of the 1995 unusual item discussed below, increased slightly to $142.5 million in 1995 from $140.4 million in 1994. The 1995 results benefited from increased unit shipments in both the closures and pre-scription containers businesses along with productivity improvements achieved in the plastic bottles business. These benefits were partially offset by the effects of lower shipments and margins in the segment's labels and carriers business as a result of higher raw material costs, the soft drink conversion from glass to plastic, and the increasing utilization by customers of other forms of carriers, such as fiberboard cartons and shrink wrap packaging. Excluding the labels and carriers business, the segment's operating profit was up approximately 11% over 1994. Other retained costs, exclusive of the effects of unusual fourth quarter items in both years as discussed below, were $14.6 million in 1995 compared to $25.2 million in 1994 reflecting lower employee benefit costs and higher net financial services income.

In December 1995, the Company reached settlements involving all remaining insurance coverage limits (81% of original limits) in the asbestos-related litigation. As a result of the settlement agreements, the Company recorded a charge of $40.0 million ($24.7 million after tax) in the fourth quarter of 1995 to write down the asbestos insurance asset to the approximate coverage amounts expected to be received. For additional information, see Capital Resources and Liquidity on page 25 and Contingencies on page 51.

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

Capital Resources and Liquidity

The Company's total debt at December 31, 1996 was $3.39 billion compared to $2.83 billion at December 31, 1995.

At December 31, 1996, the Company had available credit totaling $1.8 billion under its recently completed Bank Credit Agreement expiring in December 2001, of which $628.7 million had not been utilized. At December 31, 1995, total commitments under the Company's previous credit facility were $1 billion of which $322.0 million had not been utilized. The increased utilization and corresponding higher debt balances at December 31, 1996, resulted principally from borrowings in December 1996 to provide approximately $440 million of escrow funding in connection with the acquisition of AVIR S.p.A. Utilization was also higher as a result of capital expenditures and asbestos-related payments, partially offset by cash provided by operations, including cash received for settlement of a portion of the insurance asset for asbestos-related costs. Cash provided by operating activities was $317.8 million in 1996 compared to $252.6 million in 1995. Capital expenditures for property, plant and equipment were $388.4 million in 1996 and $283.6 million in 1995.

In the twelve-month period commencing January 1, 1997, the Company anticipates that cash flow from its operations and from utilization of available credit under the Bank Credit Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service, completion of recently announced acquisitions, and other obligations. The Company faces additional demands upon its liquidity for asbestos-related payments. The Company has entered into group settlement agreements which include settlement amounts payable in 1997 and later years. As of December 31, 1996, such deferred payment amounts were approximately $97.8 million. The foregoing amount does not include spending commitments with respect to lawsuits and claims pending against the Company as of December 31, 1996. Based on the Company's expectations regard-ing favorable trends which should lower its aggregate payments for lawsuits and claims and its expectation of the collection of its insurance coverage and reimbursement for such lawsuits, and also based on the Company's expected operating cash flow, the Company believes that the payment of any deferred amounts of previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits and claims associated with asbestos, will not have a material adverse effect upon the Company's liquidity on a short-term or long-term basis.

The Company has settlement agreements with certain reinsurers involved in the asbestos-related litigation. Pursuant to these settlement agreements, the Company has received payments since 1994 aggregating $238.6 million, including $52.1 million received during 1996. The Company expects to receive additional insurance proceeds in 1997 and future years under the agreements. The Company has and will use the settlement proceeds, when received, to reduce bank debt incurred in paying claims.

The Company expects that the utilization of available credit under the Bank Credit Agreement, combined with cash flows from operations, will be sufficient to fund its operating and seasonal working capital needs, debt service including relatively modest scheduled principal payments, completion of recently announced acquisitions, and other obligations through early 1999. Beyond that, based upon current levels of operations and anticipated growth, the Company anticipates that it will have to refinance existing indebtedness, sell assets and/or otherwise raise funds in either the private or public markets to make all of the principal payments when due under its outstanding debt securities, beginning with principal payments due in 1999 under the 10-1/4% Senior Subordinated Notes. There can be no assurance that the Company will be able to refinance existing indebtedness or otherwise raise funds in a timely manner or that the proceeds therefrom will be sufficient to make all such principal payments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                          Page
                                                                         -----
Report of Independent Auditors                                              28

Consolidated Balance Sheets at December 31, 1996 and 1995                30-31

For the years ended December 31, 1996, 1995, and 1994:

     Consolidated Results of Operations                                     29
     Consolidated Share Owners' Equity                                      32
     Consolidated Cash Flows                                                33

Statement of Significant Accounting Policies                             34-35

Financial Review                                                         36-58

Selected Quarterly Financial Data                                           59

==============================================================================
                         REPORT OF INDEPENDENT AUDITORS
==============================================================================

The Board of Directors and Share Owners
Owens-Illinois, Inc.

We have audited the accompanying consolidated balance sheets of Owens-Illinois, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of results of operations, share owners' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14.(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens-Illinois, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                            /s/ Ernst & Young LLP
                                            ---------------------
                                            Ernst & Young LLP


Toledo, Ohio
February 4, 1997

=============================================================================
CONSOLIDATED RESULTS OF OPERATIONS  Owens-Illinois, Inc.
Millions of dollars, except per share amounts
Years ended December 31,                        1996         1995        1994
-----------------------------------------------------------------------------
Revenues:
  Net sales                                 $3,845.7     $3,763.2    $3,567.3
  Royalties and net technical assistance        23.6         26.8        29.1
  Equity earnings                               15.2         14.4        22.3
  Interest                                      22.3         29.7        19.0
  Other                                         69.4         46.9        15.2
-----------------------------------------------------------------------------
                                             3,976.2      3,881.0     3,652.9
Costs and expenses:
  Manufacturing, shipping, and delivery      3,025.6      2,948.5     2,824.3
  Research and development                      31.1         30.3        31.8
  Engineering                                   25.6         24.5        22.8
  Selling and administrative                   188.6        187.8       193.5
  Interest                                     302.6        299.6       278.2
  Other                                         78.6         80.3       131.0
-----------------------------------------------------------------------------
                                             3,652.1      3,571.0     3,481.6
-----------------------------------------------------------------------------
Earnings before items below                    324.1        310.0       171.3
Provision for income taxes                     104.9        100.8        68.9
-----------------------------------------------------------------------------
                                               219.2        209.2       102.4

Minority share owners' interests
  in earnings of subsidiaries                   28.1         40.1        24.1
-----------------------------------------------------------------------------
Net earnings                                $  191.1     $  169.1    $   78.3
=============================================================================
Net earnings per share of common stock      $   1.58     $   1.40    $   0.64
=============================================================================



See accompanying Statement of Significant Accounting Policies and Financial Review.

=============================================================================
CONSOLIDATED BALANCE SHEETS  Owens-Illinois, Inc.
Millions of dollars, except share amounts
December 31,                                                1996         1995
-----------------------------------------------------------------------------
Assets
Current assets:
  Cash, including time deposits of $97.9
    ($58.9 in 1995)                                       $  160.9    $  109.4
  Short-term investments, at cost which
    approximates market                                       14.4        52.5
  Receivables, less allowances of $40.6
    ($39.7 in 1995) for losses and discounts                 488.8       423.9
  Inventories                                                494.6       502.2
  Prepaid expenses                                           126.4       128.8
------------------------------------------------------------------------------
    Total current assets                                   1,285.1     1,216.8

Investments and other assets:
  Domestic investments and advances                           25.1        22.7
  Foreign investments and advances                            60.5        61.4
  Repair parts inventories                                   189.4       156.3
  Prepaid pension                                            624.5       615.7
  Insurance for asbestos-related costs                       271.4       323.5
  Deposits, receivables, and other assets                    704.2       234.1
  Excess of purchase cost over net assets
    acquired, net of accumulated amortization
    of $293.7 ($262.0 in 1995)                             1,003.5     1,023.9
------------------------------------------------------------------------------
    Total investments and other assets                     2,878.6     2,437.6

Property, plant, and equipment:
  Land, at cost                                              103.0       101.3
  Buildings and equipment, at cost:
    Buildings and building equipment                         493.4       475.1
    Factory machinery and equipment                        2,624.4     2,306.1
    Transportation, office, and miscellaneous equipment       83.8        77.8
    Construction in progress                                 131.3       126.9
------------------------------------------------------------------------------
                                                           3,435.9     3,087.2
  Less accumulated depreciation                            1,494.3     1,302.4
------------------------------------------------------------------------------
    Net property, plant, and equipment                     1,941.6     1,784.8
------------------------------------------------------------------------------
Total assets                                              $6,105.3    $5,439.2
==============================================================================

=============================================================================
CONSOLIDATED BALANCE SHEETS  Owens-Illinois, Inc. (continued)
Millions of dollars, except share amounts
December 31,                                                1996         1995
-----------------------------------------------------------------------------
Liabilities and Share Owners' Equity
Current liabilities:
  Short-term loans                                      $  106.8     $   52.6
  Accounts payable                                         318.9        289.5
  Salaries and wages                                        78.8         83.9
  U.S. and foreign income taxes                             12.7         26.8
  Current portion of asbestos-related liabilities          110.0        145.0
  Other accrued liabilities                                243.0        268.2
  Long-term debt due within one year                        34.7         22.9
-----------------------------------------------------------------------------
    Total current liabilities                              904.9        888.9

Long-term debt                                           3,253.2      2,757.7

Deferred taxes                                             201.2        133.4

Nonpension postretirement benefits                         371.7        389.1

Asbestos-related liabilities                               138.2        235.4

Other liabilities                                          311.7        335.3

Commitments and contingencies

Minority share owners' interests                           194.7        167.5

Share owners' equity:
  Preferred stock                                           21.4         21.9
  Common stock, par value $.01 per share, 250,000,000
    shares authorized, 120,446,348 shares outstanding
    (119,966,191 in 1995)                                    1.2          1.2
  Capital in excess of par value                         1,047.6      1,042.8
  Deficit                                                 (258.2)      (449.3)
  Cumulative foreign currency translation adjustment       (82.3)       (84.7)
-----------------------------------------------------------------------------
    Total share owners' equity                             729.7        531.9
-----------------------------------------------------------------------------
Total liabilities and share owners' equity              $6,105.3     $5,439.2
=============================================================================




See accompanying Statement of Significant Accounting Policies and Financial Review.

=============================================================================
CONSOLIDATED SHARE OWNERS' EQUITY  Owens-Illinois, Inc.
Millions of dollars
Years ended December 31,                        1996         1995        1994
-----------------------------------------------------------------------------
Preferred stock
  Balance at beginning of year              $   21.9     $   26.3    $   26.3
  Exchange of Series A preferred stock
    for common stock                             (.5)        (4.4)
-----------------------------------------------------------------------------
    Balance at end of year                      21.4         21.9        26.3
=============================================================================
Common stock
  Balance at beginning of year                   1.2          1.2         1.2
  Exchange of Series A preferred stock
    for common stock
  Issuance of common stock
-----------------------------------------------------------------------------
    Balance at end of year                       1.2          1.2         1.2
=============================================================================
Capital in excess of par value
  Balance at beginning of year               1,042.8      1,034.6     1,033.9
  Exchange of Series A preferred stock
    for common stock                              .5          4.4
  Issuance of common stock                       4.3          3.8          .7
-----------------------------------------------------------------------------
    Balance at end of year                   1,047.6      1,042.8     1,034.6
=============================================================================
Deficit
  Balance at beginning of year                (449.3)      (618.4)     (696.7)
  Net earnings                                 191.1        169.1        78.3
-----------------------------------------------------------------------------
    Balance at end of year                    (258.2)      (449.3)     (618.4)
=============================================================================
Cumulative foreign currency
  translation adjustment
  Balance at beginning of year                 (84.7)       (67.8)      (69.9)
  Net change for the year                        2.4        (16.9)        2.1
-----------------------------------------------------------------------------
    Balance at end of year                     (82.3)       (84.7)      (67.8)
=============================================================================
Total share owners' equity                  $  729.7     $  531.9    $  375.9
=============================================================================


See accompanying Statement of Significant Accounting Policies and Financial Review.

=============================================================================
CONSOLIDATED CASH FLOWS  Owens-Illinois, Inc.
Millions of dollars
Years ended December 31,                          1996        1995       1994
-----------------------------------------------------------------------------
Operating activities:
  Net earnings                                 $ 191.1     $ 169.1    $  78.3
  Non-cash charges (credits):
    Depreciation                                 219.8       188.3      183.3
    Amortization of deferred costs                51.8        49.8       50.3
    Deferred tax provision                        77.5        48.7       30.2
    Asbestos-related insurance                                40.0      100.0

    Restructuring and other costs                            (40.0)

   Other                                         (10.3)      (33.7)     (25.4)
  Dividends from equity affiliates                 2.7         3.7        4.4
  Change in non-current operating assets         (68.2)      (33.4)     (14.7)
  Asbestos-related payments                     (132.2)     (169.0)    (142.7)
  Asbestos-related insurance proceeds             52.1       106.6       79.9
  Reduction of non-current liabilities            (9.3)      (17.5)     (77.5)
  Change in components of working capital        (57.2)      (60.0)     (38.7)
-----------------------------------------------------------------------------
    Cash provided by operating activities        317.8       252.6      227.4

Investing activities:
  Additions to property, plant and equipment    (388.4)     (283.6)    (286.0)
  Acquisitions                                  (442.9)      (58.8)     (47.1)
  Net cash proceeds from divestitures and other    9.2         8.1       13.1
-----------------------------------------------------------------------------
    Cash utilized in investing activities       (822.1)     (334.3)    (320.0)

Financing activities:
  Additions to long-term debt                    618.7       164.3      513.7
  Repayments of long-term debt                  (118.7)      (81.8)    (336.8)
  Increase (decrease) in short-term loans         53.6        (5.3)      (4.0)
  Issuance of subsidiaries' stock                  8.5                    4.3
  Payment of finance fees and debt retirement
    costs                                         (2.9)                  (1.2)
  Issuance of common stock                         4.3         3.8         .7
-----------------------------------------------------------------------------
    Cash provided by financing activities        563.5        81.0      176.7

Effect of exchange rate fluctuations on cash      (7.7)         .7      (41.8)
-----------------------------------------------------------------------------
Increase in cash                                  51.5         0.0       42.3

Cash at beginning of year                        109.4       109.4       67.1
-----------------------------------------------------------------------------
Cash at end of year                            $ 160.9     $ 109.4    $ 109.4
=============================================================================

See accompanying Statement of Significant Accounting Policies and Financial Review.

================================================================================
STATEMENT OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Basis of Consolidated Statements. The consolidated financial statements of Owens-Illinois, Inc. ("Company") include the accounts of its wholly-owned direct subsidiary, Owens-Illinois Group, Inc. ("Group"), and all other subsidiaries. Substantially all the assets of the Company are represented by its investment in and receivables from Group.

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

Nature of Operations. The Company is a leading manufacturer of glass container and plastic packaging products operating in two industry segments. The Company's principal product lines in the Glass Containers industry segment are glass containers for the food and beverage industries. Sales of the Glass Containers industry segment were 72% of the Company's 1996 consolidated sales.

The Company has glass container operations located in fourteen countries, while the plastics and closures operations are predominantly located in the United States. The principal markets and operations for the Company's glass products are in the United States, Latin America and Europe. The Company's principal product lines in the Plastics and Closures industry segment include plastic containers, plastic closures, plastic prescription containers, labels, and multipack plastic carriers for beverage containers. Major markets for the plastics and closures products include the United States household products, personal care products, health care products, and food and beverage industries.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect certain amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates, at which time the Company would revise its estimates accordingly. For further information on certain of the Company's significant estimates, see Contingencies on page 51.

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

Earnings Per Share of Common Stock. Earnings per share of common stock is computed using weighted average shares of common stock outstanding (120,276,223 shares for 1996, 119,343,048 shares for 1995, and 119,004,785 shares for 1994) after deducting dividend requirements for preferred stock. Incremental shares applicable to outstanding stock options and exchangeable preferred stock are not included in the calculation as they would not materially affect the reported amounts.

================================================================================
FINANCIAL REVIEW
Tabular data in millions of dollars, except share and per share amounts
--------------------------------------------------------------------------------

Changes in Components of Working Capital Related to Operations. Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

-----------------------------------------------------------------------------
                                                1996         1995        1994
-----------------------------------------------------------------------------
Decrease (increase) in current assets:
  Short-term investments                      $ 36.7      $ (5.5)      $ (1.5)
  Receivables                                  (60.8)        21.0       (71.3)
  Inventories                                   10.9         8.4          6.9
  Prepaid expenses                               1.2         (8.9)       (6.0)
Increase (decrease) in current liabilities:
  Accounts payable and accrued liabilities     (19.7)       (76.6)       26.7
  Salaries and wages                            (5.8)          .2         4.8
  U.S. and foreign income taxes                (19.7)         1.4         1.7
-----------------------------------------------------------------------------
                                              $(57.2)      $(60.0)     $(38.7)
=============================================================================


Inventories.  Major classes of inventory are as follows:
-----------------------------------------------------------------------------
                                                             1996        1995
-----------------------------------------------------------------------------
Finished goods                                             $374.5      $381.4
Work in process                                               4.2         3.2
Raw materials                                                81.2        80.3
Operating supplies                                           34.7        37.3
-----------------------------------------------------------------------------
                                                           $494.6      $502.2
=============================================================================

If the inventories which are valued on the LIFO method had been valued at standard or average costs, which approximate current costs, consolidated inventories would be higher than reported by $21.7 million and $21.0 million at December 31, 1996 and 1995, respectively.

Inventories which are valued at the lower of standard costs (which approximate average costs), average costs, or market at December 31, 1996 and 1995 were approximately $210.4 million and $185.2 million, respectively.

Investments. Domestic and foreign investments and advances relate principally to equity associates. Summarized information pertaining to the Company's equity associates follows:
-----------------------------------------------------------------------------
                                                             1996        1995
-----------------------------------------------------------------------------
At end of year:
    Equity in undistributed earnings:
      Foreign                                              $ 65.5      $ 55.4
      Domestic                                               10.9         8.4
-----------------------------------------------------------------------------
        Total                                              $ 76.4      $ 63.8
=============================================================================
    Equity in cumulative translation adjustment            $(25.0)     $(15.0)
=============================================================================

-----------------------------------------------------------------------------
                                                       1996     1995     1994
-----------------------------------------------------------------------------
For the year:
    Equity in earnings:
      Foreign                                         $12.7    $10.1    $12.8
      Domestic                                          2.5      4.3      9.5
-----------------------------------------------------------------------------
        Total                                         $15.2    $14.4    $22.3
=============================================================================
    Dividends received:
      Foreign                                         $ 2.7    $ 3.7    $ 2.9
      Domestic                                                            1.5
-----------------------------------------------------------------------------
        Total                                         $ 2.7    $ 3.7    $ 4.4
=============================================================================

Summarized combined financial information for equity associates is as follows:

-----------------------------------------------------------------------------
                                                             1996        1995
-----------------------------------------------------------------------------
At end of year:
  Current assets                                           $386.4      $423.4
  Non-current assets                                        432.2       441.8
-----------------------------------------------------------------------------
    Total assets                                            818.6       865.2
-----------------------------------------------------------------------------
  Current liabilities                                       227.6       205.3
  Other liabilities and deferred items                      289.6       358.6
-----------------------------------------------------------------------------
    Total liabilities and deferred items                    517.2       563.9
-----------------------------------------------------------------------------
  Net assets                                               $301.4      $301.3
=============================================================================

------------------------------------------------------------------------------
                                                1996         1995         1994
------------------------------------------------------------------------------
For the year:
  Net sales                                 $1,075.8     $1,099.0     $1,018.6
==============================================================================
  Gross profit                              $  170.0     $  178.4     $  199.3
==============================================================================
  Net earnings                              $   61.2     $   56.0     $   62.2
==============================================================================

On January 1, 1995, the Company consolidated the operations of its affiliates in Poland and Bolivia. Results of these affiliates for 1994 are included above.

Deposits, Receivables, and Other Assets. At December 31, 1996, deposits, receivables, and other assets includes approximately $440 million of escrow funding in connection with the acquisition of Avir Finanziaria S.p.A. ("AVIR"), the largest manufacturer of glass containers in Italy. On February 3, 1997, the Company completed the acquisition of 79% of AVIR. In addition to purchasing this controlling interest pursuant to an Acquisition Agreement, the Company will also initiate a tender offer during the first half of 1997 for the 21% of the shares of AVIR that are publicly held. Total consideration for 100% of the AVIR shares is expected to be approximately $580 million.

The acquisition will be accounted for under the purchase method of accounting.

The total purchase cost of approximately $580 million will be allocated to the tangible and identifiable intangible assets and liabilities of AVIR based upon their respective fair values.

Restrictions on Transfer of Assets. The governments and national banking systems of certain countries in which the Company has consolidated foreign affiliates impose various restrictions on the payment of dividends and transfer of funds out of those countries. Additionally, provisions of credit agreements entered into by certain foreign affiliates presently restrict the payment of dividends. The estimated U.S. dollar amount of the foreign net assets included in the Consolidated Balance Sheets that are restricted in some manner as to transfer to the Company was approximately $145 million at December 31, 1996.

Other Accrued Liabilities. At December 31, 1996 and 1995, other accrued liabilities include accruals for interest, consisting principally of interest accrued on domestic obligations of $41.2 million and $40.7 million, respectively.

Short-Term Borrowings. At December 31, 1996 and 1995, the weighted average interest rate on outstanding short-term borrowings was 16.5% and 14.0%, respectively. The relatively high weighted average interest rates are reflective of the generally higher short-term borrowing costs incurred by most of the Company's Latin American affiliates.

Long-Term Debt. The following table summarizes the long-term debt of the Company at December 31, 1996 and 1995:

------------------------------------------------------------------------------
                                                            1996          1995
------------------------------------------------------------------------------
Bank Credit Agreement:
  Revolving Loans                                       $1,105.0      $  549.4
  Bid Rate Loans                                                          61.0
Senior Debentures, 11%, due 1999 to 2003                 1,000.0       1,000.0
Senior Subordinated Notes:
  10-1/4%, due 1999                                        250.0         250.0
  10-1/2%, due 2002                                        150.0         150.0
  10%, due 2002                                            250.0         250.0
  9-3/4%, due 2004                                         200.0         200.0
  9.95%, due 2004                                          100.0         100.0
Other                                                      232.9         220.2
------------------------------------------------------------------------------
                                                         3,287.9       2,780.6
  Less amounts due within one year                          34.7          22.9
------------------------------------------------------------------------------
    Long-term debt                                      $3,253.2      $2,757.7
==============================================================================

In November 1996, the Company entered into an agreement with a group of banks ("Bank Credit Agreement" or "Agreement") which provides Revolving Loan Commitments under which the Company may borrow up to $1.8 billion through December 31, 2001. The Agreement includes an Overdraft Account facility providing for aggregate borrowings up to $50 million which reduce the amount available for borrowing under the Revolving Loan Commitments. In addition, the terms of the Bank Credit Agreement permit the Company to request Bid Rate Loans from banks participating in the Agreement and to issue Commercial Paper notes to other purchasers. Borrowings outstanding under Bid Rate Loans and Commercial Paper notes are limited to $450 million in the aggregate and reduce the amount available for borrowing under the Revolving Loan Commitments. The Revolving Loan Commitments also provide for the issuance of letters of credit totaling up to $300 million.

At December 31, 1996, the Company had unused credit available under the Bank Credit Agreement of $628.7 million.

Revolving loans bear interest, at the Company's option, at the prime rate or a Eurodollar deposit-based rate plus a margin linked to the Company's Consolidated Leverage Ratio, as defined in the Agreement. The margin is currently .425% and is limited to a range of .275% to .625%. Overdraft Account loans bear interest at the prime rate minus the facility fee percentage, defined below. The weighted average interest rate on borrowings outstanding under the Bank Credit Agreement at December 31, 1996, was 5.95%. While no compensating balances are required by the Agreement, the Company must pay a facility fee on the Revolving Loan Commitments. The facility fee, currently .20%, is limited to a range of .125% to .375%, based on changes in the Company's Consolidated Leverage Ratio.

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

Under the terms of the Bank Credit Agreement and the various Indentures related to the Company's senior and subordinated notes and debentures, dividend payments with respect to the Company's Preferred or Common Stock are limited. The Company is also limited with regard to payments for redemption of shares of its Common Stock. At December 31, 1996, the maximum allowable amount of such payments was $125 million.

Annual maturities for all of the Company's long-term debt through 2001 are as follows: 1997, $34.7 million; 1998, $43.3 million; 1999, $498.9 million;
2000, $278.7 million; and 2001, $1,313.1 million.

Interest paid in cash aggregated $281.3 million for 1996, $283.1 million for 1995, and $259.1 million for 1994.

Fair values at December 31, 1996, of the Company's significant fixed rate debt obligations are as follows:

------------------------------------------------------------------------------
                                                    Indicated
                                     Principal        Market
                                      Amount          Price         Fair Value
------------------------------------------------------------------------------
11% Senior Debentures                $1,000.0        $111             $1,110.0
Senior Subordinated Notes:
  10-1/4%                               250.0         101                252.5
  10-1/2%                               150.0         106                159.0
  10%                                   250.0         104-1/2            261.3
  9-3/4%                                200.0         105-1/2            211.0
  9.95%                                 100.0         104-1/8            104.1
------------------------------------------------------------------------------

Operating Leases. Rent expense attributable to all operating leases was $59.0 million in 1996, $58.5 million in 1995, and $53.4 million in 1994. Contingent rental expense was not significant in any period presented. Minimum future rentals under operating leases are as follows: 1997, $31.0 million; 1998,

$28.0 million; 1999, $25.6 million; 2000, $18.7 million; 2001, $17.4 million;
2002 and thereafter, $83.2 million.

Foreign Currency Translation. Aggregate foreign currency exchange gains (losses) included in other costs and expenses were $.5 million in 1996, $(10.1) million in 1995, and $(53.9) million in 1994, and resulted principally from translation of the balance sheets of certain of the Company's major affiliates which are located in Brazil and Venezuela. Earnings on time deposits and short-term investments in those countries typically include an inflationary component, which has substantially offset the exchange losses.

Changes in the cumulative foreign currency translation adjustment were as follows:

----------------------------------------------------------------------------
                                                 1996         1995      1994
----------------------------------------------------------------------------
Balance at beginning of year                   $(84.7)      $(67.8)   $(69.9)
Net effect of exchange rate
  fluctuations                                   (1.1)       (17.2)      1.6
Deferred income taxes                             3.5           .3        .5
----------------------------------------------------------------------------
Balance at end of year                         $(82.3)      $(84.7)   $(67.8)
============================================================================

The net effect of exchange rate fluctuations generally reflects changes in the relative strength of the U.S. dollar against major foreign currencies between the beginning and end of the year.

Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows:

-----------------------------------------------------------------------------
                                                            1996         1995
-----------------------------------------------------------------------------
Deferred tax assets:
      Accrued postretirement benefits                    $ 131.9       $138.4
      Other accrued liabilities                            104.1        111.6
      U.S. Federal tax loss carryovers                     102.6        104.3
      Asbestos-related liabilities                          86.9        133.2
      Other                                                 68.2         79.9
-----------------------------------------------------------------------------
      Total deferred tax assets                            493.7        567.4

Deferred tax liabilities:
      Prepaid pension costs                                226.2        216.2
      Property, plant and equipment                        196.8        193.0
      Insurance for asbestos-related costs                  82.3         95.2
      Inventory                                             32.4         38.8
      Receivables and other assets                          16.9         20.6
      Other                                                 35.9         31.2
-----------------------------------------------------------------------------
      Total deferred tax liabilities                       590.5        595.0
-----------------------------------------------------------------------------
      Net deferred tax liabilities                       $ (96.8)      $(27.6)
=============================================================================

Deferred taxes are included in the Consolidated Balance Sheets at December 31, 1996 and 1995 as follows:

-----------------------------------------------------------------------------
                                                            1996         1995
-----------------------------------------------------------------------------
Prepaid expenses                                         $ 104.4      $ 105.8
Deferred tax liabilities                                  (201.2)      (133.4)
-----------------------------------------------------------------------------
Net deferred tax liabilities                             $ (96.8)     $ (27.6)
=============================================================================

The provision for income taxes consists of the following:

-----------------------------------------------------------------------------
                                                  1996       1995        1994
-----------------------------------------------------------------------------
Current:
  U.S. federal                                  $  1.5     $  1.5
  State                                            1.1         .8      $  2.9
  Foreign                                         24.8       49.8        35.8
-----------------------------------------------------------------------------
                                                  27.4       52.1        38.7
-----------------------------------------------------------------------------
Deferred:
  U.S. federal                                    57.9       34.7        22.7
  State                                            9.2        6.6         1.1
  Foreign                                         10.4        7.4         6.4
-----------------------------------------------------------------------------
                                                  77.5       48.7        30.2
-----------------------------------------------------------------------------
Total:
  U.S. federal                                    59.4       36.2        22.7
  State                                           10.3        7.4         4.0
  Foreign                                         35.2       57.2        42.2
-----------------------------------------------------------------------------
                                                $104.9     $100.8      $ 68.9
=============================================================================

The provision for income taxes was calculated based on the following components of earnings before income taxes:

-----------------------------------------------------------------------------
                                                  1996       1995        1994
-----------------------------------------------------------------------------
  Domestic                                      $160.9     $100.2      $ 32.4
  Foreign                                        163.2      209.8       138.9
-----------------------------------------------------------------------------
                                                $324.1     $310.0      $171.3
=============================================================================

Income taxes paid (refunded) in cash were as follows:

-----------------------------------------------------------------------------
                                                  1996       1995        1994
-----------------------------------------------------------------------------
Domestic                                        $   .5     $  3.1      $ (6.5)
Foreign                                           33.4       35.5        20.2
-----------------------------------------------------------------------------
                                                $ 33.9     $ 38.6      $ 13.7
=============================================================================

A reconciliation of the provision for income taxes based on the statutory U.S. federal tax rate of 35% to the provision for income taxes is as follows:

-----------------------------------------------------------------------------
                                                  1996       1995        1994
-----------------------------------------------------------------------------
Pretax earnings at statutory
  U.S. Federal tax rate                         $113.4     $108.5       $60.0
Increase (decrease) in provision for
  income taxes due to:
  Amortization of goodwill                        10.5       10.5        11.5
  State taxes, net of federal benefit              6.7        4.8         2.6
  Foreign earnings at different rates             (8.9)     (4.9)         2.5
  Foreign sales corporation and possession
    tax credits                                   (5.9)      (5.3)       (1.5)
  Nontaxable foreign earnings                     (5.4)      (5.3)
  Research and development credits                 (.5)      (1.0)       (1.8)
  Equity earnings                                  (.9)      (2.1)       (3.1)
  Other items                                     (4.1)      (4.4)       (1.3)
-----------------------------------------------------------------------------
Provision for income taxes                      $104.9     $100.8       $68.9
=============================================================================
Effective tax rate                                32.4%      32.5%       40.2%
=============================================================================

For U.S. Federal income tax purposes, approximately $293 million of net operating loss is available as a carryover at December 31, 1996. Carryovers of the net operating loss expire beginning in 2004.

Alternative minimum tax credits and research and development credits of approximately $18 million and $4 million, respectively, are available to offset future U.S. federal income tax. The alternative minimum tax credits do not expire while carryovers of the research and development credits expire beginning in 2009.

At December 31, 1996, the Company's equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $295 million. It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed.

Preferred Stock. Preferred shares, $.01 par value, $7.00 cumulative dividend, issuable in series, at December 31, 1996 and 1995, were as follows:

                                                             Number of Shares
------------------------------------------------------------------------------
                                                              1996        1995
------------------------------------------------------------------------------
Series A Exchangeable
   Authorized                                               75,000      75,000
   Issued                                                   65,625      65,625
   Outstanding                                              17,099      22,397
Series B Exchangeable
   Authorized                                               75,000      75,000
   Issued and outstanding                                   65,625      65,625
Series C Exchangeable
   Authorized                                              150,000     150,000
   Issued and outstanding                                  131,250     131,250

The preferred shares, all of which were issued October 30, 1992, are exchangeable for a number of common shares determined by multiplying the total number of exchangeable shares being exchanged by the sum of $100 plus all dividends accumulated and unpaid on each share being exchanged and dividing such amount by the last reported sales price of common shares on the New York Stock Exchange at the close of business on the business day next preceding the day of exchange. The shares are exchangeable at the option of the owners as follows: Series A, from and after the third anniversary of the date of issuance; Series B, from and after the fifth anniversary of the date of issuance; and Series C, from and after the sixth anniversary of the date of issuance. Dividends accumulated and unpaid were approximately $6.2 million and $4.8 million at December 31, 1996 and 1995, respectively.

Holders of the preferred shares have no voting rights, except on actions which would affect their rights to exchange shares for common shares, or on actions to increase the authorized number of exchangeable shares.

Stock Options. The Company has two nonqualified stock option plans: (1) 1991 Stock Option Plan for Key Employees of Owens-Illinois, Inc. and (2) 1994 Stock Option Plan for Directors of Owens-Illinois, Inc. No options may be exercised in whole or in part during the first year after the date granted. In general, subject to accelerated exercisability provisions related to the performance of the Company's common stock or change of control, 50% of the options become exercisable on the fifth anniversary of the date of the option grant, with the remaining 50% becoming exercisable on the sixth anniversary date of the option grant. In general, options expire the day after the tenth anniversary date of the option grant or following termination of employment.

All options have been granted at prices equal to the market price of the Company's common stock on the date granted. Accordingly, the Company recognizes no compensation expense related to the stock option plans. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as allowed by SFAS No. 123, pro forma net income and earnings per share would have been as follows:

------------------------------------------------------------------------------
                                                              1996        1995
------------------------------------------------------------------------------
Net income - as reported                                    $191.1      $169.1
Net income - pro forma                                      $190.6      $169.0
Earnings per share - as reported                            $ 1.58      $ 1.40
Earnings per share - pro forma                              $ 1.57      $ 1.40
------------------------------------------------------------------------------

The pro forma effect on net income for 1996 and 1995 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. Assuming similar grants in future years, the pro forma effects will not be fully reflected until 2000.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

------------------------------------------------------------------------------
                                                              1996        1995
------------------------------------------------------------------------------
Expected life of options                                   5 years     5 years
Expected stock price volatilty                               27.3%       27.3%
Risk-free interest rate                                      6.70%       6.03%
Expected dividend yield                                      0.00%       0.00%
-----------------------------------------------------------------------------

Stock option activity is as follows:

-----------------------------------------------------------------------------
                                  1996                 1995            1994
-----------------------------------------------------------------------------
                                       Weighted
                                        Average
                                       Exercise
                            Shares      Price       Shares          Shares
-----------------------------------------------  ------------    ------------
Outstanding at beginning
  of year                   5,331,200    $ 8.13     5,314,400       4,912,696
    Granted                   552,200     16.50       528,450         571,673
    Exercised                (435,426)     6.32      (470,900)       (106,169)
    Cancelled                 (73,125)    12.49       (40,750)        (63,800)
-----------------------------------------------  ------------    ------------
Outstanding at end of
  year                      5,374,849      9.08     5,331,200       5,314,400
===============================================  ============    ============
Share options exercisable
  at end of year            3,971,378    $ 7.34     3,272,761       3,497,772
===============================================  ============    ============
Price range for exercised
  shares                 $5.00-$13.25            $5.00-$11.00           $5.00
=====================================            ============    ============
Price range at end of
  year                   $5.00-$16.50            $5.00-$13.25    $5.00-$12.63
=====================================            ============    ============
Price range of share
  options exercisable at
  year end               $5.00-$13.25            $5.00-$13.25    $5.00-$12.50
=====================================            ============    ============
Available for grant at
  end of year               1,295,565               1,774,640       2,262,340
=====================================            ============    ============
Weighted-average fair
  value of options granted
  during year                   $6.14
=====================================

The following table summarizes significant option groups outstanding at December 31, 1996, and related weighted average price and life information:

                            Options Outstanding           Options Exercisable
                      --------------------------------   ---------------------
                                   Weighted
                                    Average
                                   Remaining  Weighted                Weighted
    Range of                       Contract-  Average                 Average
    Exercise           Options      ual Life  Exercise     Options    Exercise
     Prices           Outstanding  (in years)  Price     Exercisable   Price
------------------------------------------------------   ---------------------
$ 5.00 to $ 7.50        2,660,596      0.7      $ 5.11     2,660,596    $ 5.11
$ 7.51 to $12.50        1,624,130      6.2      $11.71     1,040,342    $11.53
$12.51 to $16.50        1,090,123      9.0      $14.86       270,440    $13.21
------------------------------------------------------------------------------
                        5,374,849                          3,971,378
==============================================================================
Pension Benefit Plans. Net credits to continuing operations for all of the Company's pension plans and certain deferred compensation arrangements amounted to $29.8 million in 1996, $31.5 million in 1995, and $28.2 million in 1994.

The Company has pension plans covering substantially all domestic employees. Benefits generally are based on compensation for salaried employees and on length of service for hourly employees. The Company's policy is to fund domestic pension plans such that sufficient assets will be available to meet future benefit requirements.

The following tables relate to the Company's principal domestic pension plans.

The funded status at year-end was as follows:

------------------------------------------------------------------------------
                                                          1996            1995
------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
  Vested                                              $1,614.9        $1,651.9
  Nonvested                                              103.0           104.2
------------------------------------------------------------------------------
    Accumulated benefit obligation                     1,717.9         1,756.1
  Effect of assumed benefit increases                    131.6           143.1
------------------------------------------------------------------------------
    Projected benefit obligation                       1,849.5         1,899.2
Plan assets at fair value                              2,662.1         2,357.9
------------------------------------------------------------------------------
Plan assets in excess of projected benefit
  obligation                                             812.6           458.7
Unrecognized prior service cost                           34.9            34.3
Unrecognized net loss (gain)                            (223.0)          122.7
------------------------------------------------------------------------------
Prepaid pension                                       $  624.5        $  615.7
==============================================================================

The components of the net pension credit for the year were as follows:

----------------------------------------------------------------------------
                                               1996        1995         1994
----------------------------------------------------------------------------
Service cost (benefits earned
  during the period)                        $  25.7     $   19.7    $   27.3
Interest cost on projected
  benefit obligation                          134.4        137.4       133.1
Actual return on plan assets                 (492.7)      (504.3)       21.8
Net amortization and deferral                 286.1        300.9      (223.6)
----------------------------------------------------------------------------
                                            $ (46.5)    $  (46.3)   $  (41.4)
============================================================================

The actuarial present value of benefit obligations is based on a discount rate of 7.50% for 1996 and 7.25% for 1995. Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases on a scale of 5% for 1996 and 1995. The expected long-term rate of return on assets was 10% for 1996, 1995 and 1994. Amortization included in net pension credits is based on the average remaining service of employees. Plan assets include marketable equity securities which, at December 31, 1996, included 18,966,317 shares of the Company's common stock, government and corporate debt securities, real estate and commingled funds. During 1996 and 1995, the Company transferred $35.0 million and $22.0 million, respectively, of pension plan assets to a special trust for the purpose of funding qualified current retiree health liabilities.

The Company also sponsors several defined contribution plans for all salary and hourly domestic employees. Participation is voluntary and participants' contributions are based on their compensation. The Company matches substantially all plan participants' contributions up to various limits. Company contributions to these plans amounted to $7.5 million in 1996, $7.4 million in 1995, and $6.8 million in 1994.

Postretirement Benefits Other Than Pensions. The Company provides certain retiree health care and life insurance benefits covering substantially all U.S. salaried and certain hourly employees. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service.

The components of the net postretirement benefit cost for the year were as follows:
-----------------------------------------------------------------------------
                                              1996          1995         1994
-----------------------------------------------------------------------------
Service cost (benefits earned during
  the period)                               $  2.0        $  1.6       $  2.1
Interest cost on accumulated
  postretirement benefit obligation           21.8          23.5         21.9
Amortization                                 (13.2)        (13.7)       (13.3)
-----------------------------------------------------------------------------
  Net postretirement benefit cost           $ 10.6        $ 11.4       $ 10.7
=============================================================================

The components of the accumulated postretirement benefit obligation and amounts accrued at year-end were as follows:

-----------------------------------------------------------------------------
                                                            1996         1995
-----------------------------------------------------------------------------
Actuarial present value of benefit obligations:
  Retirees and dependents                                 $258.4       $264.4
  Eligible active employees                                 21.5         17.1
  Other active employees                                    22.7         30.5
-----------------------------------------------------------------------------
                                                           302.6        312.0
Unamortized prior service credit                           100.7        114.4
Unrecognized net loss                                      (31.6)       (37.3)
-----------------------------------------------------------------------------
  Nonpension postretirement benefits                      $371.7       $389.1
=============================================================================

Assumed health care cost inflation was based on a rate of 8.00% in 1996 and 8.50% in 1995, declining ratably to an ultimate rate of 6.00%. A one percentage point increase in these rates would have increased the accumulated postretirement benefit obligation at December 31, 1996 by $11.7 million and increased the net postretirement benefit cost for 1996 by $1.1 million. The assumed discount rates used in determining the accumulated postretirement benefit obligation were 7.50% and 7.25% at December 31, 1996 and 1995, respectively. Amortization included in net postretirement benefit cost is based on the average remaining service of employees.

Benefits provided by the Company for certain of the hourly retirees are determined by collective bargaining. Most other domestic hourly retirees receive health and life insurance benefits from a multiemployer trust established by collective bargaining. Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $7.5 million in 1996, $7.1 million in 1995, and $7.5 million in 1994. Postretirement health and life benefits for retirees of foreign affiliates are generally provided through the national health care programs of the countries in which the affiliates are located.

Other Costs and Expenses. Other costs and expenses for the year ended December 31, 1995, includes $40 million to write down the asbestos insurance asset and a net credit of $40 million primarily from the reduction of previously established restructuring reserves. Other costs and expenses for the year ended December 31, 1994, includes $100 million to write down the asbestos insurance asset.

Contingencies. The Company was contingently liable at December 31, 1996, under guarantees of loans and lease obligations related to certain divested businesses, equity associates and other third parties in the principal amount of $22.5 million.

The Company is one of a number of defendants (typically 10 to 20) in a substantial number of lawsuits filed in numerous state and federal courts by persons alleging bodily injury (including death) as a result of exposure to dust from asbestos fibers. From 1948 to 1958, one of the Company's former business units commercially produced and sold a high-temperature, clay-based insulating material containing asbestos. The insulation material was used in limited industrial applications such as shipyards, power plants and chemical plants. During its ten years in the high-temperature insulation business, the Company's aggregate sales of insulation material containing asbestos were less than $40 million. The Company exited the insulation business in April 1958. The traditional asbestos personal injury lawsuits and claims relating to such production and sale of asbestos material typically allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and punitive damages in various amounts (herein referred to as "asbestos claims"). As of December 31, 1996, the Company estimates that it is a named defendant in asbestos claims involving approximately 15,000 plaintiffs and claimants.

The following table shows the approximate number of plaintiffs and claimants involved in asbestos claims pending at the beginning of, disposed of and filed during, and pending at the end of, each of the years listed (eliminating duplicate filings):

                                                1996         1995        1994
                                               ------       ------      ------
Pending at beginning of year                   20,000       28,000      36,000
Disposed                                       13,000       24,000      20,000
Filed                                           8,000       16,000      12,000
                                               ------       ------      ------
Pending at end of year                         15,000       20,000      28,000
                                               ======       ======      ======

Since receiving its first asbestos claim, the Company, as of December 31, 1996, has disposed of the asbestos claims of approximately 200,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $4,100. Certain of these dispositions have included deferred payment amounts payable over periods ranging from one to seven years. Deferred payments at December 31, 1996 totaled $97.8 million and are included in the foregoing average indemnity payment per claim. The Company believes the increased 1995 filings were in part attributable to the efforts of claimants attempting to avoid the impact of various federal and state "tort reform" legislative proposals.

The Company's indemnity payments for these claims have varied on a per claim basis, and are expected to continue to vary considerably over time. They are affected by a multitude of factors, including the type and severity of the disease sustained by the claimant; the occupation of the claimant; the extent of the claimant's exposure to asbestos-containing insulation products manufactured or sold by the Company; the extent of the claimant's exposure to asbestos-containing products manufactured or sold by other producers; the number and financial resources of other defendants and the nature and extent of indemnity or contribution claims that may be asserted by or against such other defendants; the jurisdiction of suit; the presence or absence of other possible causes of the claimant's illness; the availability of legal defenses such as the statute of limitations or state of the art; and whether the claim was resolved on an individual basis or as part of a group settlement.

The Company's indemnity payments may also be affected by co-defendant bankruptcy and class action filings. Since 1982 a number of former producers of asbestos-containing products have filed for reorganization under Chapter 11 of the United States Bankruptcy Code ("Co-Defendant Bankruptcies"). Pending lawsuits are generally stayed as to these entities, but continue against the Company and other defendants. Certain other defendants, and certain plaintiffs, have also sought to resolve all asbestos claims on a global basis by filing petitions to certify nationwide litigation or settlement class actions ("Class Actions"), certain of which the Company believes are not supported by existing case law. The precise impact on the Company of these Co-Defendant Bankruptcies and Class Actions is not determinable. However, the Company believes that the Co-Defendant Bankruptcies probably have adversely affected, and may adversely affect in the future, the Company's share of the total liability to plaintiffs in previously settled or otherwise determined lawsuits and claims and that the dissemination of class notices in the Class Actions may have increased the number of claims and lawsuits against the Company or accelerated the filing of such claims.

The Company is also one of a number of defendants in (i) bodily injury lawsuits involving plaintiffs who allege that they are or were maritime workers ("Maritime Claims"), (ii) a lawsuit on behalf of individuals in Pennsylvania who have no asbestos-related impairment, but nevertheless seek the costs of future medical monitoring (Medical Monitoring Claims) and (iii) lawsuits brought by public or private property owners alleging damages to their various properties ("Property Damage Claims"). Certain of these Maritime Claims, Medical Monitoring Claims and Property Damage Claims seek class action treatment. Based on its past experience, the Company presently believes that the probable ultimate disposition of these Maritime Claims, Medical Monitoring Claims and Property Damage Claims will not involve any material additional liability and does not include them in the description herein of asbestos claims or in the total number of pending asbestos claims above.

In April 1986, the Company and Aetna Life & Casualty Company ("Aetna") agreed to a final settlement fully resolving asbestos bodily injury and property damage insurance coverage litigation between them (which followed the entry of partial summary judgment in favor of the Company in such litigation). The Company has processed claims which have effectively exhausted its coverage under the Aetna agreement. In 1984, the Company initiated similar litigation in New Jersey against the Company's insurers, including its wholly-owned captive insurer Owens Insurance Limited ("OIL"), and certain other parties for the years 1977 through 1985 in which the Company sought damages and a declaration of coverage for both asbestos bodily injury and property damage claims under insurance policies in effect during those years (Owens-Illinois, Inc. v. United Insurance Co., et al, Superior Court of New Jersey, Middlesex County, November 30, 1984).

In December 1994, the Company partially settled for approximately $100 million its coverage claim against OIL to the extent of reinsurance provided to OIL by certain reinsurance companies representing approximately 19% of total United Insurance coverage limits. Subsequently, the Company reached separate settlements for approximately $140 million with various other reinsurers, and with OIL to the extent of reinsurance provided by such settling reinsurance companies. These settlements also included all of the reinsurers who had participated actively as litigating parties in the United Insurance case.

Following the settlements described above, a settlement agreement (the "OIL Settlement") was reached with OIL. The OIL Settlement, which was endorsed by three mediators and approved by OIL's independent directors, called for the payment of remaining non-settled reinsurance at 78.5% of applicable reinsurance limits, increasing to 81% on approximately March 1, 1996 and accruing interest thereafter at 10% per annum.

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

Subsequent to the entry of the Consent Judgment Order in the United Insurance case described above, OIL gave notice of the OIL Settlement to all nonsettling reinsurers affected by the United Insurance case, informing all such reinsurers of the terms of the OIL Settlement and demanding timely payment from such reinsurers pursuant to such terms. Certain previously nonsettling reinsurers made the payments called for under the OIL Settlement or otherwise settled their obligations thereunder. Other nonsettling solvent reinsurers, all of which are parties to the Employers Mutual case described above, did not, however, make the payments called for under the OIL Settlement by the date specified therein.

In June 1996, the Superior Court of New Jersey, Morris County granted OIL summary judgment on the "entire controversy" doctrine claim in the Employers Mutual case. A petition for interlocutory appeal of this summary judgment by certain nonsettling OIL reinsurers was rejected first by the Appellate Division of the New Jersey Superior Court and thereafter by the New Jersey Supreme Court.

As a result of payments and commitments that have been made by reinsurers pursuant to the OIL Settlement and the earlier settlement agreements described above in the United Insurance case and certain other available insurance, the Company has to date confirmed coverage for its asbestos-related costs of approximately $296.8 million. Of the total amount confirmed to date, $238.6 million had been received through December 31, 1996; and the balance of approximately $58.2 million will be received throughout 1997 and the next several years. The remainder of the insurance asset of approximately $213.2 million relates principally to the reinsurers who have not yet paid their reinsurance obligations under the OIL Settlement. This $213.2 million asset valuation at December 31, 1996 also reflects 1994 and 1995 reductions of $100 million and $40 million, respectively, in the insurance asset valuation of $650 million established in 1993, which had been made to reflect settlement activity and litigation developments in the United Insurance case.

The Company believes, based on the rulings of the trial court, the Appellate Division and the New Jersey Supreme Court in the United Insurance case, as well as its understanding of the facts and legal precedents (including specifically the legal precedent requiring that reinsurers "follow the fortunes" of and adhere to any good faith, fair and reasonable settlement entered into by the primary carrier which such reinsurers had agreed to reinsure) and based on advice of counsel, McCarter & English, that it is probable substantial additional payments will be received to cover the Company's asbestos-related claim losses, in addition to the amounts already received or to be received as a result of the settlements described above.

As a result of the Co-Defendant Bankruptcies, the Class Actions, and the continuing efforts in various federal and state courts to resolve asbestos lawsuits and claims in nontraditional manners, as well as the continued filings of new lawsuits and claims, the Company believes that its ultimate asbestos-related contingent liability (i.e., its indemnity or other claim disposition costs plus related litigation expenses) is difficult to estimate with certainty. However, the Company has continually monitored the trends of matters which may affect its ultimate liability and continually analyzes the trends, developments and variables affecting or likely to affect the resolution of pending and future asbestos claims against the Company.

Based on all the factors and matters relating to the Company's asbestos-related litigation and claims, the Company believes that its asbestos-related costs and liabilities will not exceed by a material amount the sum of the available insurance reimbursement the Company believes it has and will have principally as a result of the United Insurance case, and the OIL Settlement, as described above, and the amount of previous charges for asbestos-related costs.

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

Segment Information.

The Company has two industry segments: (1) Glass Containers; and (2) Plastics and Closures.

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

Financial information regarding the Company's geographic segments is as follows:

-----------------------------------------------------------------------------
                                            1996           1995          1994
-----------------------------------------------------------------------------
Sales to unaffiliated customers:
  United States                         $2,725.2       $2,702.8      $2,773.9
  Other Western Hemisphere                 576.9          636.7         510.0
  Europe and Asia                          543.6          423.7         283.4
-----------------------------------------------------------------------------
    Consolidated total                  $3,845.7       $3,763.2      $3,567.3
=============================================================================

Operating profit:
  United States (a)                     $  425.4       $  419.5      $  394.8
  Other Western Hemisphere                  98.3          151.6         114.0
  Europe and Asia                           74.0           50.4          26.0
  Eliminations                               (.9)            .1           (.8)
-----------------------------------------------------------------------------
    Combined segment total              $  596.8       $  621.6      $  534.0
=============================================================================

Identifiable assets:
  United States                         $3,031.4       $2,952.6      $2,944.8
  Other Western Hemisphere                 754.1          697.4         590.6
  Europe and Asia                        1,110.6          525.5         306.2
  Eliminations                              (1.1)          (1.3)         (1.3)
-----------------------------------------------------------------------------
    Combined segment total              $4,895.0       $4,174.2      $3,840.3
=============================================================================

(a) Operating profit for the United States geographic segment includes a net credit of $40.0 million in 1995 primarily from the reduction of previously established restructuring reserves.

Financial information regarding the Company's worldwide industry segments is as follows:
-----------------------------------------------------------------------------
                                          1996         1995 (b)      1994 (c)
-----------------------------------------------------------------------------
Sales to unaffiliated customers (a):
  Glass Containers                      $2,783.3       $2,744.0      $2,590.1
  Plastics and Closures                  1,060.7        1,017.7         976.1
  Other                                      1.7            1.5           1.1
-----------------------------------------------------------------------------
    Consolidated total                  $3,845.7       $3,763.2      $3,567.3
=============================================================================

Operating profit:
  Glass Containers                      $  424.5       $  482.7      $  393.0
  Plastics and Closures                    172.1          137.4         140.4
  Eliminations                                .2            1.5            .6
-----------------------------------------------------------------------------
    Combined segment total                 596.8          621.6         534.0
  Other retained costs                      (7.6)         (56.1)       (125.8)
-----------------------------------------------------------------------------
    Consolidated total                     589.2          565.5         408.2

Equity earnings                             15.2           14.4          22.3
Interest expense (net)                    (280.3)        (269.9)       (259.2)
-----------------------------------------------------------------------------
                                           324.1          310.0         171.3
Reconciliation to net earnings:
    Provision for income taxes            (104.9)        (100.8)        (68.9)
    Minority share owners' interests       (28.1)         (40.1)        (24.1)
-----------------------------------------------------------------------------
Net earnings                            $  191.1       $  169.1      $   78.3
=============================================================================

(a) Sales of similar products which contributed 10% or more of consolidated net sales for 1996, 1995, and 1994, and their percentage contribution in each year, respectively, are glass containers with 66%, 66%, and 67%; and plastic containers with 17%, 16%, and 17%. In 1996 and 1995, sales by both the Glass Containers and Plastics and Closures industry segments to one customer aggregated approximately 10% and 11%, respectively, of consolidated total sales.

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

(c) Other retained costs for 1994 includes a charge of $100.0 million to write down the asbestos insurance asset.

-----------------------------------------------------------------------------
                                                1996         1995        1994
-----------------------------------------------------------------------------
Identifiable assets:
  Glass Containers                          $3,557.5     $2,880.6    $2,628.1
  Plastics and Closures                      1,338.0      1,295.0     1,215.1
  Eliminations                                   (.5)        (1.4)       (2.9)
-----------------------------------------------------------------------------
    Combined segment total                   4,895.0      4,174.2     3,840.3

  Investments in and advances
    to associates                               85.6         84.1        91.9
  Corporate and other
    retained assets                          1,124.7      1,180.9     1,385.4
-----------------------------------------------------------------------------
  Total                                     $6,105.3     $5,439.2    $5,317.6
=============================================================================

Property, plant and equipment
-- capital expenditures:
  Glass Containers                          $  298.1     $  209.0    $  174.6
  Plastics and Closures                         88.7         67.8       110.9
-----------------------------------------------------------------------------
    Combined segment total                     386.8        276.8       285.5
  Corporate and other
    retained assets                              1.6          6.8          .5
-----------------------------------------------------------------------------
  Total                                     $  388.4     $  283.6    $  286.0
=============================================================================

Property, plant and equipment
-- depreciation:
  Glass Containers                          $  151.2     $  125.5    $  117.9
  Plastics and Closures                         64.4         59.2        62.2
-----------------------------------------------------------------------------
    Combined segment total                     215.6        184.7       180.1
  Corporate and other
    retained assets                              4.2          3.6         3.2
-----------------------------------------------------------------------------
  Total                                     $  219.8     $  188.3    $  183.3
=============================================================================

Selected Quarterly Financial Data (unaudited). The following tables present selected financial data by quarter for the years ended December 31, 1996 and 1995:

------------------------------------------------------------------------------
                                    1996
------------------------------------------------------------------------------
                          First      Second     Third       Fourth
                         Quarter    Quarter    Quarter     Quarter       Total
------------------------------------------------------------------------------
Net sales                 $905.8     $963.7    $1,014.1     $962.1    $3,845.7
==============================================================================
Gross profit              $196.9     $226.2    $  225.8     $171.2    $  820.1
==============================================================================
Net earnings              $ 39.6     $ 66.6    $   62.0     $ 22.9    $  191.1
==============================================================================

Net earnings per share
  of common stock         $ 0.33     $ 0.55    $   0.51     $ 0.19    $   1.58
==============================================================================


------------------------------------------------------------------------------
                                    1995 (a)
------------------------------------------------------------------------------
                          First      Second     Third       Fourth
                         Quarter    Quarter    Quarter     Quarter       Total
------------------------------------------------------------------------------
Net sales                 $923.6     $985.0    $  962.2     $892.4    $3,763.2
==============================================================================
Gross profit              $191.7     $232.0    $  214.3     $176.7    $  814.7
==============================================================================
Net earnings              $ 33.3     $ 59.0    $   56.1     $ 20.7    $  169.1
==============================================================================

Net earnings per share
  of common stock         $ 0.28     $ 0.49    $   0.46     $ 0.17    $   1.40
==============================================================================

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

                                    PART IV

ITEM 14.(a).     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


Index of Financial Statements and Financial Statement Schedules Covered by Report of Independent Auditors.

                                                                        Page
                                                                       -----
Report of Independent Auditors                                            28

Consolidated Balance Sheets at December 31, 1996 and 1995              30-31

For the years ended December 31, 1996, 1995 and 1994

     Consolidated Results of Operations                                   29
     Consolidated Share Owners' Equity                                    32
     Consolidated Cash Flows                                              33

Statement of Significant Accounting Policies                           34-35

Financial Review                                                       36-58


     Financial Statement Schedule                              Schedule Page
     ----------------------------                              -------------

For the years ended December 31, 1996, 1995, and 1994:

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

S-K Item 601
    No.                                  Document
------------                             --------
4.6         -- Acknowledgment Regarding Additional Secured Debt, dated as of
               July 10, 1992, by the Pledgors (filed as Exhibit 4.4 to the Registrants' Current Report on Form 8-K dated as of July 15, 1992, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
4.7         -- Acknowledgment to Intercreditor Agreement, dated as of July 9,
               1992, by the Trustee and the Pledgors (filed as Exhibit 4.5 to the Registrants' Current Report on Form 8-K dated as of July 15, 1992, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
4.8         -- Indenture, dated as of April 1, 1992, between the Company and
               Harris Trust and Savings Bank under which the Company has issued its 10-1/4% Senior Subordinated Notes due April 1, 1999; 10% Senior Subordinated Notes due August 1, 2002; 10-1/2% Senior Subordinated Notes due June 15, 2002; and 9-3/4% Senior Subordinated Notes due August 15, 2004 (filed as Exhibit 4(a) to the Registrants' Current Report on Form 8-K dated as of March 27, 1992, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
4.9         -- First Supplemental Indenture, dated as of September 28, 1992, between the Company and Harris Trust and Savings Bank (filed as
               Exhibit 4(a) to the Registrants' Current Report on Form 8-K dated as of October 1, 1992, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
4.10        -- Form of Indenture dated September 28, 1992, Shelf Registration for up to $200 million of Senior Subordinated Debt Securities between the Company and Harris Trust and Savings Bank, under which the Company has issued its 9.95% Senior Subordinated Notes due October 15, 2004 (filed as Exhibit 4.2 to the Registrants' Registration Statement, File no. 33-51982, and incorporated herein by reference).
4.11        -- Refinancing Credit Agreement, dated as of November 19, 1996, among Owens-Illinois, Inc., the lenders listed therein, including those named as lead managers and co-agents, Bank of America National Trust and Savings Association, and Bankers Trust Company including exhibits thereto (filed as Exhibit 4.1 to the Registrants' Current Report on Form 8-K dated as of March 31, 1997, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
10.1        -- Lease Agreement, dated as of May 21, 1980, between Owens-
               Illinois, Inc. and Leyden Associates Limited Partnership (filed as Exhibit 5 to the Registrants' Registration Statement, File No. 2-68022, and incorporated herein by reference).
10.2        -- Owens-Illinois Supplemental Retirement Benefit Plan, dated as of October 1, 1991 (filed as Exhibit 3.5 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1992, File nos. 1-9576 and 33-13061, and incorporated herein by reference).

S-K Item 601
    No.                                  Document
------------                             --------
10.3 *      -- First Amendment to Owens-Illinois, Inc. Supplemental Retirement
               Benefit Plan (filed as Exhibit 10.19 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1993, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
10.4 *      -- Second Amendment to Owens-Illinois, Inc. Supplemental
               Retirement Benefit Plan (filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
10.5 *      -- Written description of the Owens-Illinois Senior Executive Life
               Insurance Plan (filed as Exhibit 3.5 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1992, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
10.6 *      -- Form of Employment Agreement between Owens-Illinois, Inc. and various Employees (filed as Exhibit 10(m) to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1987, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
10.7 *      -- Form of Non-Qualified Stock Option Agreement between Owens-
               Illinois, Inc. and various Employees (filed as Exhibit 10(1) to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1987, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
10.8 *      -- Form of Subscription Agreement between Owens-Illinois, Inc. and various Purchasers (filed as Exhibit 10(k) to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1987, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
10.9 *      -- Stock Option Plan for Directors of Owens-Illinois, Inc. (filed as Exhibit 4.3 to Registrants' Form S-8, File no. 33-57141, and incorporated herein by reference).
10.10 *     -- First Amendment to Stock Option Plan for Directors of Owens-
               Illinois, Inc. (filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
10.11 *     -- Form of Non-Qualified Stock Option Agreement for Stock Option
               Plan for Directors of Owens-Illinois, Inc. for use under the Plan (filed as Exhibit 4.4 to Registrants' Form S-8, File no. 33-57141, and incorporated herein by reference).
10.12 *     -- Second Amended and Restated Stock Option Plan for Key Employees
               of Owens-Illinois, Inc. (filed as Exhibit 10.20 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1994, File nos. 1-9576 and 33-13061, and incorporated herein by reference).

S-K Item 601
    No.                                  Document
------------                             --------
10.13 *     -- First Amendment to Second Amended and Restated Stock Option
               Plan for Key Employees of Owens-Illinois, Inc. (filed as
               Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
10.14 *     -- Form of Non-Qualified Stock Option Agreement for Amended and
               Restated Stock Option Plan for Key Employees of Owens-Illinois, Inc. for use under the Plan (filed as Exhibit 10.21 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1994, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
10.15 *     -- Form of First Amendment to Subscription Agreement between
               Owens-Illinois, Inc. and Robert J. Lanigan (filed as Exhibit
               10.19 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1990, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
10.16 *     -- Form of Non-Qualified Stock Option Agreement between Owens-
               Illinois, Inc., and Robert J. Lanigan (filed as Exhibit 10.21 to the Registrants' Annual Report on Form 10-K for the
               year ended December 31, 1990, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
10.17 *     -- Form of First Amendment to Non-Qualified Stock Option Agreement
               between Owens-Illinois, Inc. and Robert J. Lanigan (filed as
               Exhibit 10.20 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1990, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
10.18 *     -- Amended and Restated Owens-Illinois, Inc. Senior Management
               Incentive Plan (filed as Exhibit 10.15 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1993, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
10.19 *     -- First Amendment to Amended and Restated Owens-Illinois, Inc.
               Senior Management Incentive Plan (filed as Exhibit 10.19 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1995, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
10.20 *     -- Amended and Restated Owens-Illinois, Inc. Performance Award
               Plan (filed as Exhibit 10.16 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1993, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
10.21 *     -- Owens-Illinois, Inc. Corporate Officers Deferred Compensation
               Plan (filed as Exhibit 10.17 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1993, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
10.22 *     -- First Amendment to Owens-Illinois, Inc. Corporate Officers
               Deferred Compensation Plan (filed as Exhibit 10.22 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1995, File nos. 1-9576 and 33-13061, and incorporated herein by reference).

S-K Item 601
    No.                                  Document
------------                             --------
10.23 *     -- Owens-Illinois, Inc. Executive Savings Plan (filed as Exhibit
               10.18 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1993, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
10.24 *     -- First Amendment to Owens-Illinois, Inc. Executive Savings Plan
               (filed as Exhibit 10.24 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1995, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
10.25 *     -- Second Amendment to Owens-Illinois, Inc. Executive Savings Plan
               (filed as Exhibit 10.25 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1995, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
10.26 *     -- Owens-Illinois, Inc. Directors Deferred Compensation Plan
               (filed as Exhibit 10.26 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1995, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
10.27 *     -- First Amendment to Owens-Illinois, Inc. Directors Deferred
               Compensation Plan (filed as Exhibit 10.27 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1995, File nos. 1-9576 and 33-13061, and incorporated herein by reference).
21          -- Subsidiaries of the Registrants (filed herewith).
23.1        -- Consent of Independent Auditors (filed herewith).
23.2        -- Consent of McCarter & English (filed herewith).
24          -- Owens-Illinois, Inc. and Owens-Illinois Group, Inc. Power of
               Attorney (filed herewith).
27          -- Financial Data Schedule (filed herewith).

* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c).

---------------

 ITEM 14.(b).     REPORTS ON FORM 8-K

On December 31, 1996, the Registrants filed a Form 8-K with the Commission with a press release dated December 16, 1996, announcing the completion of a definitive agreement to purchase a controlling interest of approximately 76% in AVIR S.p.A., the largest manufacturer of glass containers in Italy. The Company will also initiate a tender offer for the 21% of the shares that are publicly held. Total consideration for 100% of the AVIR shares is expected to be approximately $580 million and will be financed initially by bank borrowings. The acquisition is expected to be completed in the first quarter of 1997.

No other reports on Form 8-K were filed by the Registrants during the last quarter of 1996.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                            OWENS-ILLINOIS, INC.

                                            OWENS-ILLINOIS GROUP, INC.


                                                   (Registrants)



                                            By/s/ Thomas L. Young
                                              ------------------------------
                                              Thomas L. Young
                                              Executive Vice President --
                                              Administration, General Counsel
                                              and Secretary





Date:  March 31, 1997

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

John J. McMackin, Jr.   Director

Michael W. Michelson    Director

George R. Roberts       Director

Lee A. Wesselmann       Senior Vice President and Chief Financial Officer
                        (Principal Financial and Accounting Officer); Director




                                            By/s/ Thomas L. Young
                                              -----------------------------
                                              Thomas L. Young
                                              Attorney-in-fact




Date:  March 31, 1997

                     INDEX TO FINANCIAL STATEMENT SCHEDULE

      Financial Statement Schedule of Owens-Illinois, Inc. and Subsidiaries:

      For the years ended December 31, 1996, 1995, and 1994:

                                                                         PAGE
                                                                         ----

II -- Valuation and Qualifying Accounts (Consolidated) . . . . . . .      S-1

                             OWENS-ILLINOIS, INC.

        SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS (CONSOLIDATED)

                 Years ended December 31, 1996, 1995, and 1994
                             (Millions of Dollars)


Reserves deducted from assets in the balance sheets:

Allowances for losses and discounts on receivables
--------------------------------------------------

                                      Additions
                                 -----------------
                    Balance at   Charged to                          Balance
                    beginning    costs and             Deductions   at end of
                    of period    expenses    Other      (Note 1)     period
                    --------------------------------------------------------

1996 . . . . . . .  $  39.7      $  38.5    $   0.0    $  37.6      $  40.6
                    =======      =======    =======    =======      =======

1995 . . . . . . .  $  38.7      $  32.4    $   0.0    $  31.4      $  39.7
                    =======      =======    =======    =======      =======

1994 . . . . . . .  $  31.3      $  32.4    $   0.0    $  25.0      $  38.7
                    =======      =======    =======    =======      =======


(1) Deductions from allowances for losses and discounts on receivables represent uncollectible notes and accounts written off.