Form 10-Q
period 1997-03-31
OWENS ILLINOIS INC /DE/
filed 1997-05-09
CIK 812074

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549

(Mark one)                         FORM 10-Q

   (x)      Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                       For Quarter Ended March 31, 1997
                                      or
   ( )         Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

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

                         Owens-Illinois Group, Inc.
------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

   Delaware                       33-13061                   34-1559348
----------------                 -----------               -------------------
(State or other                  (Commission               (IRS Employer
jurisdiction of                  File No.)                 Identification No.)
incorporation or
organization)

                   One SeaGate, Toledo, Ohio                          43666
------------------------------------------------------------------------------
             (Address of principal executive offices)               (Zip Code)

                                 419-247-5000
------------------------------------------------------------------------------
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

      Owens-Illinois, Inc. $.01 par value common stock - 122,930,993 shares at April 30, 1997.

      Owens-Illinois Group, Inc. $.01 par value common stock - 100 shares at April 30, 1997.

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

The Condensed Consolidated Financial Statements presented herein are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated. Since the following condensed unaudited financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing in the Registrants' Annual Report on Form 10-K for the year ended December 31, 1996.

                             OWENS-ILLINOIS, INC.
                 CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
                  Three months ended March 31, 1997 and 1996
                (Millions of dollars, except per share amounts)

                                                           1997         1996
Revenues:                                              --------       ------
  Net sales                                            $1,056.3       $905.8
  Royalties and net technical assistance                    6.4          5.8
  Equity earnings                                           8.8          5.3
  Interest                                                  7.8          6.5
  Other                                                    36.9         13.4
                                                       --------       ------
                                                        1,116.2        936.8


Costs and expenses:
  Manufacturing, shipping, and delivery                   844.9        708.9
  Research and development                                  7.8          8.1
  Engineering                                               7.4          6.5
  Selling and administrative                               51.0         50.7
  Interest                                                 85.9         73.5
  Other                                                    34.8         14.7
                                                       --------       ------
                                                        1,031.8        862.4
                                                       --------       ------
Earnings before items below                                84.4         74.4

Provision for income taxes                                 23.4         25.9

Minority share owners' interests in earnings
  of subsidiaries                                           6.4          8.9
                                                       --------       ------
Net earnings                                           $   54.6       $ 39.6
                                                       ========       ======
Net earnings per share of common stock                 $   0.44       $ 0.33
                                                       ========       ======
Average shares outstanding (thousands)                  121,813      120,060
                                                        =======      =======











                            See accompanying notes.

                                 OWENS-ILLINOIS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
             March 31, 1997, December 31, 1996, and March 31, 1996
                             (Millions of dollars)

                                             March 31,   Dec. 31,    March 31,
                                                1997       1996         1996
                                             ---------   --------    ---------
Assets
Current assets:
  Cash, including time deposits               $  211.3   $  160.9     $  105.5
  Short-term investments, at cost which
    approximates market                           78.5       14.4         37.1
  Receivables, less allowances for losses
    and discounts ($37.7 at March 31, 1997,
    $40.6 at December 31, 1996, and $36.7 at
    March 31, 1996)                              659.0      488.8        468.2
  Inventories                                    626.8      494.6        513.4
  Prepaid expenses                               125.5      126.4         99.6
                                              --------   --------     --------
      Total current assets                     1,701.1    1,285.1      1,223.8

Investments and other assets:
  Investments and advances                       126.5       85.6         88.7
  Repair parts inventories                       209.3      189.4        168.1
  Prepaid pension                                639.1      624.5        626.0
  Insurance for asbestos-related costs           255.3      271.4        290.3
  Deposits, receivables, and other assets        266.7      704.2        238.3
  Excess of purchase cost over net assets
    acquired, net of accumulated
    amortization ($302.6 at March 31,
    1997, $293.7 at December 31, 1996,
    and $269.9 at March 31, 1996)              1,313.2    1,003.5      1,016.3
                                              --------   --------     --------
      Total investments and other assets       2,810.1    2,878.6      2,427.7

Property, plant, and equipment, at cost        3,732.3    3,435.9      3,144.7
Less accumulated depreciation                  1,548.4    1,494.3      1,344.4
                                              --------   --------     --------
  Net property, plant, and equipment           2,183.9    1,941.6      1,800.3
                                              --------   --------     --------
Total assets                                  $6,695.1   $6,105.3     $5,451.8
                                              ========   ========     ========

                                            March 31,   Dec. 31,   March 31,
                                               1997       1996        1996
                                            ---------   --------   ---------
Liabilities and Share Owners' Equity
Current liabilities:
  Short-term loans and long-term debt
    due within one year                      $  161.9   $  141.5    $   97.1
  Current portion of asbestos-related
    liabilities                                 110.0      110.0       145.0
  Accounts payable and other liabilities        779.7      653.4       647.5
                                             --------   --------    --------
      Total current liabilities               1,051.6      904.9       889.6

Long-term debt                                3,407.7    3,253.2     2,754.6

Deferred taxes                                  231.4      201.2       135.8

Nonpension postretirement benefits              366.2      371.7       385.3

Asbestos-related liabilities                    118.4      138.2       215.2

Other liabilities                               528.1      311.7       326.5

Commitments and contingencies

Minority share owners' interests                234.4      194.7       174.7

Share owners' equity:
  Preferred stock                                21.4       21.4        21.6
  Common stock, par value $.01 per share
    (122,673,393 shares outstanding at
     March 31, 1997; 120,446,348 at
     December 31, 1996; and
     120,136,398 at March 31, 1996)               1.2        1.2         1.2
  Capital in excess of par value              1,074.4    1,047.6     1,044.3
  Deficit                                      (203.6)    (258.2)     (409.7)
  Cumulative foreign currency translation
    adjustment                                 (136.1)     (82.3)      (87.3)
                                             --------   --------    --------
      Total share owners' equity                757.3      729.7       570.1
                                             --------   --------    --------
Total liabilities and share owners' equity   $6,695.1   $6,105.3    $5,451.8
                                             ========   ========    ========




                            See accompanying notes.

                              OWENS-ILLINOIS, INC.
                       CONDENSED CONSOLIDATED CASH FLOWS
                  Three months ended March 31, 1997 and 1996
                             (Millions of dollars)

                                                          1997          1996
                                                      --------      --------
Cash flows from operating activities:
  Net earnings                                        $   54.6      $   39.6
  Non-cash charges:
    Depreciation                                          67.7          52.8
    Amortization of deferred costs                        14.3          12.9
    Other                                                  1.1           6.2
  Change in non-current operating assets                 (12.4)        (19.5)
  Asbestos-related payments                              (19.8)        (20.2)
  Asbestos-related insurance proceeds                     16.1          33.2
  Reduction of non-current liabilities                     (.1)          (.8)
  Change in components of working capital                (69.5)        (49.2)
                                                      --------      --------
    Cash provided by operating activities                 52.0          55.0

Cash flows from investing activities:
  Additions to property, plant, and equipment            (76.6)        (77.1)
  Acquisitions, net of cash acquired                    (104.7)
  Net cash proceeds from divestitures                     46.4           1.2
                                                      --------      --------
    Cash utilized in investing activities               (134.9)        (75.9)

Cash flows from financing activities:
  Additions to long-term debt                            117.3          23.0
  Repayments of long-term debt                            (5.5)        (25.5)
  Increase in short-term loans                             1.3          22.2
  Issuance of subsidiary's stock                                         1.5
  Issuance of common stock                                26.8           1.3
                                                      --------      --------
    Cash provided by financing activities                139.9          22.5

Effect of exchange rate fluctuations on cash              (6.6)         (5.5)
                                                      --------      --------
Increase (decrease) in cash                               50.4          (3.9)

Cash at beginning of period                              160.9         109.4
                                                      --------      --------
Cash at end of period                                 $  211.3      $  105.5
                                                      ========      ========





                            See accompanying notes.

                             OWENS-ILLINOIS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      Tabular data in millions of dollars


1.  Acquisition of AVIR S.p.A.

At December 31, 1996, deposits, receivables, and other assets includes approximately $440 million of escrow funding in connection with the acquisition of AVIR S.p.A. ("AVIR"), the largest manufacturer of glass containers in Italy. On February 3, 1997, the Company completed the acquisition of 79% of AVIR. In addition to purchasing this controlling interest pursuant to an acquisition agreement, the Company also initiated a tender offer during the second quarter of 1997 for the 21% of the shares of AVIR that are publicly held. Based upon current exchange rates, the amount required to purchase all of the publicly held shares is approximately $110 million, which is included in Other liabilities in the March 31, 1997 Condensed Consolidated Balance Sheet. Total consideration for 100% of the AVIR shares is currently expected to be approximately $571 million.

The acquisition of 79% of AVIR was financed through additional borrowings under the Company's Bank Credit Agreement (see Note 4), which was amended in November 1996 to provide additional borrowing capacity for the acquisition of 100% of AVIR.

The acquisition is being accounted for under the purchase method of accounting. The total purchase cost of approximately $571 million will be allocated to the tangible and identifiable intangible assets and liabilities of AVIR based upon their respective fair values. The Company believes that a portion of the $241.5 million unallocated excess of purchase cost over net assets acquired will ultimately be allocated to property, plant, and equipment and certain identifiable intangible assets. Such allocations will be based upon valuations which have not been finalized. Accordingly, the allocation of the purchase consideration included in the accompanying Condensed Consolidated Balance Sheet at March 31, 1997, is preliminary. The accompanying Condensed Consolidated Results of Operations include two months of AVIR operations.

The aggregate purchase cost and its preliminary allocation to the historical assets and liabilities of AVIR are as follows (in millions of dollars):

     Property, plant and equipment                                  $254.5
     Other non-current assets                                         49.0
     Cash and short-term investments                                 131.2
     Other net working capital acquired                               72.3
     Excess of purchase cost over net assets acquired                241.5
                                                                    ------
                                                                     748.5

     Other long-term liabilities                                     (96.9)
     Debt assumed                                                    (80.5)
                                                                    ------
     Aggregate purchase cost                                        $571.1
                                                                    ======

2.  Pro Forma Results of Operations

Had the acquisition of AVIR described in Note 1 occurred at the beginning of the three-month period beginning January 1, 1996, unaudited pro forma consolidated net sales, net earnings, and net earnings per share of common stock would have been as follows (in millions of dollars, except per share amounts):
                                          Three Months ended March 31, 1996
                                        --------------------------------------
                                                      Effect of     Pro Forma
                                           As           AVIR        Results of
                                        Reported     Acquisition    Operations
                                        --------     -----------    ----------
Net sales                                 $905.8        $121.2        $1,027.0
                                          ======        ======        ========
Net earnings (loss)                       $ 39.6        $ (0.1)       $   39.5
                                          ======        ======        ========
Net earnings per share of common stock    $ 0.33        $ 0.00        $   0.33
                                          ======        ======        ========

The Company believes that a portion of the $241.5 million unallocated excess of purchase cost over the net assets acquired in the AVIR acquisition will ultimately be allocated to property, plant, and equipment and certain identifiable intangible assets. The detailed allocation of such excess has not been finalized. The pro forma net earnings amounts reflect amortization of such excess over 30 years.

Certain of the glass container products produced by AVIR are subject to seasonal demand; shipments of such products have typically been greater in the second and third quarters of the year compared to the first and fourth quarters. Net sales of AVIR for the full year 1996 were approximately $600 million.

The pro forma data does not purport to represent what the results of operations would actually have been if the AVIR acquisition had in fact occurred on the date indicated, or to project results of operations for any future period.

3.  Inventories

Major classes of inventory are as follows:

                                       March 31,      Dec. 31,      March 31,
                                          1997          1996           1996
                                       ---------      --------      ---------
  Finished goods                          $500.0        $374.5         $402.5
  Work in process                            7.2           4.2            4.9
  Raw materials                             83.7          81.2           73.4
  Operating supplies                        35.9          34.7           32.6
                                          ------        ------         ------
                                          $626.8        $494.6         $513.4
                                          ======        ======         ======

4.  Long-Term Debt

The following table summarizes the long-term debt of the Company:

-----------------------------------------------------------------------------
                                       March 31,      Dec. 31,      March 31,
                                          1997          1996           1996
Bank Credit Agreement:                 ---------      --------      ---------
  Revolving Loans                       $1,110.0      $1,105.0       $  460.0
  Bid Rate Loans                            90.0                        137.0
Senior Debentures, 11%,
  due 1999 to 2003                       1,000.0       1,000.0        1,000.0
Senior Subordinated Notes:
  10-1/4%, due 1999                        250.0         250.0          250.0
  10-1/2%, due 2002                        150.0         150.0          150.0
  10%, due 2002                            250.0         250.0          250.0
  9-3/4%, due 2004                         200.0         200.0          200.0
  9.95%, due 2004                          100.0         100.0          100.0
Other                                      308.4         232.9          230.0
-----------------------------------------------------------------------------
                                         3,458.4       3,287.9        2,777.0
  Less amounts due within one year          50.7          34.7           22.4
-----------------------------------------------------------------------------
    Long-term debt                      $3,407.7      $3,253.2       $2,754.6
=============================================================================

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

At March 31, 1997, the Company had unused credit available under the Bank Credit Agreement of $408.2 million.

Revolving loans bear interest, at the Company's option, at the prime rate or a Eurodollar deposit-based rate plus a margin linked to the Company's Consolidated Leverage Ratio, as defined in the Agreement. The margin is currently .425% and is limited to a range of .275% to .625%. Overdraft Account loans bear interest at the prime rate minus the facility fee percentage, defined below. The weighted average interest rate on borrowings outstanding under the Bank Credit Agreement at March 31, 1997, was 5.97%. While no compensating balances are required by the Agreement, the Company must pay a facility fee on the Revolving Loan Commitments. The facility fee, currently .20%, is limited to a range of .125% to .375%, based on changes in the Company's Consolidated Leverage Ratio.

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

5.  Proposed Refinancing Plan

The Company intends to implement a refinancing plan (the "Refinancing Plan") designed to reduce interest expense, reduce the amount and extend the maturities of the Company's outstanding long-term debt, and improve financial flexibility. The Refinancing Plan contemplates that the Company will use the proceeds from the offering of an estimated 14,750,000 shares (16,962,500 shares if the underwriters' overallotment option is exercised in full) of the Company's common stock (the "Equity Offering"), the offering of $250.0 million aggregate principal amount of Senior Notes due 2004 and $250.0 million aggregate principal amount of Senior Notes due 2007 (collectively, the "Senior Note Offerings" and, together with the Equity Offering, the "Offerings"), and borrowings under its Bank Credit Agreement which the Company expects to amend prior to the closing of the Offerings to, among other things, increase the borrowing capacity thereunder from $1.8 billion to up to $3.0 billion (the "Amended Credit Facility"), to (a) repurchase the $1.0 billion aggregate principal amount of the Company's currently outstanding 11% Senior Debentures due 2003 (the "Senior Debentures") pursuant to the terms of a tender offer (the "Tender Offer") occurring concurrently with the Offerings and (b) redeem $950.0 million aggregate principal amount of the Company's Senior Subordinated Notes (the "Senior Subordinated Notes"), $250.0 million aggregate principal amount of which are currently redeemable at the option of the Company as of the date hereof and the remaining $700.0 million aggregate principal amount of which become redeemable at the option of the Company at various times in 1997 beginning on June 15, 1997. In conjunction with the Tender Offer, the Company is soliciting consents of the registered holders of the Senior Debentures to certain proposed amendments to the related Indenture.

Consummation of the Senior Note Offerings is conditioned upon the prior consummation of the Equity Offering and the release of the collateral securing, and the guarantees of, the Company's obligations under the Bank Credit Agreement and the Senior Debentures. Consummation of the Senior Note Offerings is not a condition to the consummation of the Equity Offering. The Company intends to use the net proceeds from the Offerings and borrowings currently available under the Bank Credit Agreement or the Amended Credit Facility, if available at such time, to consummate the Tender Offer. If the Company does not enter into the Amended Credit Facility, upon consummation of the Offerings the Company will have sufficient funds to consummate the Tender Offer only. If the Senior Note Offerings are not consummated, the Company will have sufficient funds to consummate the Tender Offer only if additional borrowings are available under the Amended Credit Facility or the Company identifies additional sources of funds. The Company expects to redeem the Senior Subordinated Notes with borrowings under the Amended Credit Facility. The redemption of the Senior Subordinated Notes will be made at the discretion of the Company, depending on prevailing market and economic conditions, when and as the Senior Subordinated Notes become redeemable. Although the Company anticipates that the Amended Credit Facility will be effective prior to the consummation of the Offerings and that the additional borrowing capacity will be available to the Company at such time, there can be no assurance that such will be the case or that the Company will have adequate funds available to redeem the Senior Subordinated Notes as they become redeemable.

On April 24, 1997, the Company filed with the Securities and Exchange Commission preliminary Prospectus Supplements with respect to the Offerings. On April 25, 1997, the Company commenced the Tender Offer.

Implementation of each of the elements of the Refinancing Plan will be determined based on a number of factors and, therefore, the Refinancing Plan as described above may not be completed as presently proposed.

6.  Cash Flow Information

Interest paid in cash aggregated $49.5 million for the first quarter of 1997 and $42.2 million for the first quarter of 1996. Income taxes paid in cash totaled $5.3 million for the first quarter of 1997 and $9.9 million for the first quarter of 1996.

7.  Contingencies

The Company is one of a number of defendants (typically 10 to 20) in a substantial number of lawsuits filed in numerous state and federal courts by persons alleging bodily injury (including death) as a result of exposure to dust from asbestos fibers. From 1948 to 1958, one of the Company's former business units commercially produced and sold a high-temperature, clay-based insulating material containing asbestos. The insulation material was used in limited industrial applications such as shipyards, power plants and chemical plants. During its ten years in the high-temperature insulation business, the Company's aggregate sales of insulation material containing asbestos were less than $40 million. The Company exited the insulation business in April 1958. The traditional asbestos personal injury lawsuits and claims relating to such production and sale of asbestos material typically allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and punitive damages in various amounts (herein referred to as "asbestos claims"). As of March 31, 1997, the Company estimates that it is a named defendant in asbestos claims involving approximately 16,000 plaintiffs and claimants.

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

The Company is also one of a number of defendants in (i) bodily injury lawsuits involving plaintiffs who allege that they are or were maritime workers ("Maritime Claims"), (ii) a lawsuit on behalf of individuals in Pennsylvania who have no asbestos-related impairment, but nevertheless seek the costs of future medical monitoring ("Medical Monitoring Claims") and (iii) lawsuits brought by public or private property owners alleging damages to their various properties ("Property Damage Claims"). Certain of these Maritime Claims, Medical Monitoring Claims and Property Damage Claims seek class action treatment. Based on its past experience, the Company presently believes that the probable ultimate disposition of these Maritime Claims, Medical Monitoring Claims and Property Damage Claims will not involve any material additional liability and does not include them in the description herein of asbestos claims or in the total number of pending asbestos claims above.

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

As a result of payments and commitments that have been made by reinsurers pursuant to the OIL Settlement and the earlier settlement agreements described above in the United Insurance case and certain other available insurance, the Company has to date confirmed coverage for its asbestos-related costs of approximately $296.8 million. Of the total amount confirmed to date, $254.7 million had been received through March 31, 1997; and the balance of approximately $42.1 million will be received throughout 1997 and the next several years. The remainder of the insurance asset of approximately $213.2 million relates principally to the reinsurers who have not yet paid their reinsurance obligations under the OIL Settlement. This $213.2 million asset valuation at March 31, 1997 also reflects 1994 and 1995 reductions of $100 million and $40 million, respectively, in the insurance asset valuation of $650 million established in 1993, which had been made to reflect settlement activity and litigation developments in the United Insurance case.

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

8.  New Accounting Standard

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS No. 128"), which is required to be adopted for periods ending after December 15, 1997. The adoption of FAS No. 128 by the Company is expected to result in no change in primary earnings per share for the first quarters ended March 31, 1997 and 1996. The impact of FAS No. 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations - First Quarter 1997 compared with First Quarter 1996

The Company recorded net earnings of $54.6 million for the first quarter of 1997 compared to $39.6 million for the first quarter of 1996. The first quarter of 1997 includes amounts relating to: (1) the recently acquired AVIR operations (see Note 1 to the financial statements) and (2) certain assets of Anchor Glass Container Corporation acquired on February 5, 1997 ("Anchor Assets"). Excluding the effects of the 1997 unusual items discussed below, the Company's first quarter 1997 net earnings of $47.0 million increased $7.4 million, or 18.7%, over first quarter 1996 net earnings of $39.6 million. Consolidated segment operating profit, excluding the 1997 unusual items, was $151.5 million for the first quarter of 1997, an increase of $15.4 million, or 11.3%, compared to the same 1996 period. The increase is attributable to higher operating profit for both the Glass Containers segment and the Plastics and Closures segment, along with lower other retained costs. Interest expense, net of interest income, increased $11.1 million due in part to debt incurred or assumed in connection with acquisitions. The Company's estimated effective tax rate, excluding the effect of the Kimble Glass gain discussed below, was 34.4% in the first quarter of 1997, compared to 34.8% estimated for the first quarter of 1996 and the actual rate of 32.4% for the full year 1996.

Capsule segment results (in millions of dollars) for the first quarter of 1997 and 1996 were as follows:

----------------------------------------------------------------------------
                                 Net sales
                         (Unaffiliated customers)          Operating Profit
----------------------------------------------------------------------------
                              1997          1996          1997          1996
                          --------      --------      --------      --------
Glass Containers          $  775.6      $  641.8      $  101.1      $   98.7
Plastics and Closures        280.4         263.6          51.7          43.8
Eliminations and other
  retained costs (a)            .3            .4            .9          (6.4)
----------------------------------------------------------------------------
Consolidated total        $1,056.3      $  905.8      $  153.7      $  136.1
============================================================================

(a) Operating profit for 1997 includes: (1) a gain of $16.3 million on the sale of the remaining 49% interest in Kimble Glass, and (2) charges of $14.1 million principally for the estimated cost of guaranteed lease obligations of a previously divested business.

Consolidated net sales for the first quarter of 1997 increased $150.5 million, or 16.6%, over the prior year. Net sales of the Glass Containers segment increased $133.8 million, or 20.8%, over 1996. The combined U.S. dollar sales of the segment's foreign affiliates increased over the prior year, reflecting the recent acquisition of AVIR (which contributed approximately $85 million to first quarter 1997 U.S. dollar sales) and increased unit shipments in Colombia and the United Kingdom. Domestically, the increase in glass container unit shipments to U.S. brewers more than offset lower shipments of food containers.

Excluding the additional business gained through the acquisition of the Anchor Assets, domestic unit shipments increased slightly from the previous year.
Net sales of the Plastics and Closures segment increased $16.8 million, or 6.4%, over the prior year. Higher shipments of plastic containers for personal care items such as shampoos, lotions, and liquid shower soaps along with increased demand for prescription containers contributed to the increase.


Consolidated operating profit for the first quarter of 1997, excluding the 1997 unusual items, increased $15.4 million, or 11.3%, to $151.5 million from first quarter 1996 operating profit of $136.1 million. The operating profit of the Glass Containers segment increased $2.4 million to $101.1 million, compared to $98.7 million in the first quarter of 1996. The combined U.S. dollar operating profit of the segment's foreign affiliates increased slightly from the first quarter of 1996. AVIR contributed approximately $11 million to first quarter 1997 U.S. dollar operating profit. Improved results at the segment's affiliates in Poland and Venezuela partially offset the effects of continuing soft market conditions in Brazil, and reduced export shipments from Hungary, which adversely affected results of affiliates located in those countries. Domestically, operating profit of the Glass Containers segment increased slightly from the first quarter of 1996. The operating profit of the Plastics and Closures segment increased $7.9 million, or 18.0%, compared to the first quarter of 1996. The increase resulted from improved manufacturing performance and higher unit shipments of plastic containers and prescription containers. Other retained costs, excluding the 1997 unusual items discussed below, were $1.3 million for the first quarter of 1997 compared to $6.4 million for the first quarter of 1996, reflecting lower employee benefit costs and higher net financial services income.

The first quarter 1997 results include the following unusual items: (1) a gain of $16.3 million ($16.3 million after tax) on the sale of the Company's remaining 49% interest in Kimble Glass, and (2) charges of $14.1 million ($8.7 million after tax) principally for the estimated cost of guaranteed lease obligations of a previously divested business.

Capital Resources and Liquidity

The Company's total debt at March 31, 1997 was $3.57 billion, compared to $3.39 billion at December 31, 1996 and $2.85 billion at March 31, 1996.

At March 31, 1997, the Company had available credit totaling $1.8 billion under the Bank Credit Agreement expiring in December 2001, of which $408.2 million had not been utilized. At December 31, 1996, the Company had $628.7 million of credit which had not been utilized under the Agreement. The increased utilization and corresponding higher debt balances at March 31, 1997 resulted in large part from the requirement to commit available credit sufficient to pay for the remaining 21% of AVIR shares upon the closing of the Company's tender offer for such shares and expenditures related to the acquisition of the Anchor Assets. Utilization was also higher as a result of borrowings for capital expenditures and asbestos-related payments, partially offset by proceeds received from the sale of the Company's remaining 49% in Kimble Glass and cash provided by operations, including cash received for settlement of a portion of the insurance asset for asbestos-related costs.

Cash provided by operating activities was $52.0 million for the first three months of 1997 compared to $55.0 million for the first three months of 1996.

In the twelve-month period commencing April 1, 1997, the Company anticipates that cash flow from its operations and from utilization of available credit under the Bank Credit Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations. The Company faces additional demands upon its liquidity for asbestos-related payments. Based on the Company's expectations regarding favorable trends which should lower its aggregate payments for lawsuits and claims and its expectation of the collection of its insurance coverage and reimbursement for such lawsuits, and also based on the Company's expected operating cash flow, the Company believes that the payment of any deferred amounts of previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits and claims associated with asbestos, will not have a material adverse effect upon the Company's liquidity on a short-term or long-term basis.

Assuming consummation of the Refinancing Plan as currently contemplated (see
Note 5 to the financial statements), the Company expects that the utilization of available credit under the Amended Credit Facility, combined with cash flows from operations, will be sufficient to fund its operating and seasonal working capital needs, debt service including relatively modest scheduled principal payments, completion of the AVIR acquisition and other obligations through 2001 (the term of the Amended Credit Facility). If the Refinancing Plan is not consummated as currently contemplated and additional borrowing capacity is not available under the Amended Credit Facility, cash flows from operations may not be sufficient to repay the Company's Senior Subordinated Notes as they become due and payable commencing early 1999. There can be no assurance that the Company will be able to refinance existing indebtedness or otherwise raise funds in a timely manner or that the proceeds therefrom will be sufficient to repay such indebtedness.

                        PART II -- OTHER INFORMATION


Item 1.  Legal Proceedings.

          (a) Contingencies. Note 7 to the Condensed Consolidated Financial Statements, "Contingencies," that is included in Part I of this Report, is incorporated herein by reference.


Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits:

               Exhibit 10.1 Third Amendment to Owens-Illinois, Inc. Executive Savings Plan

               Exhibit 10.2 Second Amendment to Owens-Illinois, Inc. Directors Deferred Compensation Plan

               Exhibit 12  Computation of Ratio of Earnings to Fixed Charges

               Exhibit 23  Consent of McCarter & English

               Exhibit 27  Financial Data Schedule

          (b)  Reports on Form 8-K:

               (1) On March 3, 1997, the Registrants filed a Form 8-K/A, Amendment No. 1, amending the Current Report on Form 8-K dated December 16, 1996 (filed on December 31, 1996). Such Amendment included the information required under Items 7(a), 7(b) and 7(c) of Form 8-K.

               (2) On March 31, 1997, the Registrants filed a Form 8-K which included the Refinancing Agreement, dated as of November 19, 1996, among Owens-Illinois, Inc., et al.

               No other reports on Form 8-K were filed by the Registrants during the first quarter of 1997.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                               OWENS-ILLINOIS, INC.


Date May 9, 1997            By /s/ Lee A. Wesselmann
     -----------               --------------------------------------------
                               Lee A. Wesselmann, Senior Vice President and
                               Chief Financial Officer (Principal Financial
                               Officer)



                               OWENS-ILLINOIS GROUP, INC.


Date May 9, 1997            By /s/ Lee A. Wesselmann
     -----------               --------------------------------------------
                               Lee A. Wesselmann, Senior Vice President and
                               Chief Financial Officer (Principal Financial
                               Officer)

                               INDEX TO EXHIBITS


Exhibits

   10.1       Third Amendment to Owens-Illinois, Inc. Executive Savings Plan

   10.2 Second Amendment to Owens-Illinois, Inc. Directors Deferred Compensation Plan

   12         Computation of Ratio of Earnings to Fixed Charges

   23         Consent of McCarter & English

   27         Financial Data Schedule