Form 10-Q
period 1997-06-30
OWENS ILLINOIS INC /DE/
filed 1997-08-14
CIK 812074

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549

(Mark one)                         FORM 10-Q

  (x)      Quarterly Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                        For Quarter Ended June 30, 1997
                                      or
  ( )      Transition Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                              Owens-Illinois, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

   Delaware                       1-9576                  22-2781933
----------------                -----------           -------------------
(State or other                 (Commission           (IRS Employer
jurisdiction of                 File No.)             Identification No.)
incorporation or
organization)
                         Owens-Illinois Group, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    Delaware                     33-13061                 34-1559348
---------------                 -----------           -------------------
(State or other                 (Commission           (IRS Employer
jurisdiction of                 File No.)             Identification No.)
incorporation or
organization)
                     One SeaGate, Toledo, Ohio                          43666
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

      Owens-Illinois, Inc. $.01 par value common stock - 140,324,976 shares at July 31, 1997.

      Owens-Illinois Group, Inc. $.01 par value common stock - 100 shares at July 31, 1997.

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

                             OWENS-ILLINOIS, INC.
                 CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
                   Three months ended June 30, 1997 and 1996
                (Millions of dollars, except per-share amounts)

                                                           1997         1996
Revenues:                                              --------       ------
  Net sales                                            $1,224.5       $963.7
  Royalties and net technical assistance                    5.3          6.4
  Equity earnings                                            .5          3.1
  Interest                                                  6.8          5.6
  Other                                                    20.6         16.9
                                                       --------       ------
                                                        1,257.7        995.7
Costs and expenses:
  Manufacturing, shipping, and delivery                   929.7        737.5
  Research and development                                  6.9          7.0
  Engineering                                               7.8          6.7
  Selling and administrative                               59.4         41.3
  Interest                                                 81.4         74.8
  Other                                                    23.9         15.5
                                                       --------       ------
                                                        1,109.1        882.8
                                                       --------       ------
Earnings before items below                               148.6        112.9

Provision for income taxes                                 50.8         39.3

Minority share owners' interests in earnings
  of subsidiaries                                          10.9          7.0
                                                       --------       ------
Earnings before extraordinary items                        86.9         66.6

Extraordinary charges from early extinguishment
  of debt, net of applicable income taxes                 (84.5)
                                                       --------       ------
Net earnings                                           $    2.4       $ 66.6
                                                       ========       ======
Earnings per share of common stock:
  Earnings before extraordinary items                  $   0.66       $ 0.55
  Extraordinary charges from early extinguishment
    of debt, net of applicable income taxes               (0.64)
                                                       --------       ------
  Net earnings                                         $   0.02       $ 0.55
                                                       ========       ======
Average shares outstanding (thousands)                  131,483      120,284
                                                        =======      =======


                            See accompanying notes.

                              OWENS-ILLINOIS, INC.
                 CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
                    Six months ended June 30, 1997 and 1996
                (Millions of dollars, except per-share amounts)

                                                           1997          1996
Revenues:                                              --------      --------
  Net sales                                            $2,280.8      $1,869.5
  Royalties and net technical assistance                   11.7          12.2
  Equity earnings                                           9.3           8.4
  Interest                                                 14.6          12.1
  Other                                                    57.5          30.3
                                                       --------      --------
                                                        2,373.9       1,932.5
Costs and expenses:
  Manufacturing, shipping, and delivery                 1,774.6       1,446.4
  Research and development                                 14.7          15.1
  Engineering                                              15.2          13.2
  Selling and administrative                              110.4          92.0
  Interest                                                167.3         148.3
  Other                                                    58.7          30.2
                                                       --------      --------
                                                        2,140.9       1,745.2
                                                       --------      --------
Earnings before items below                               233.0         187.3

Provision for income taxes                                 74.2          65.2

Minority share owners' interests in earnings
  of subsidiaries                                          17.3          15.9
                                                       --------      --------
Earnings before extraordinary items                       141.5         106.2

Extraordinary charges from early extinguishment
  of debt, net of applicable income taxes                 (84.5)
                                                       --------      --------
Net earnings                                           $   57.0      $  106.2
                                                       ========      ========
Earnings per share of common stock:
  Earnings before extraordinary items                  $   1.11      $   0.88
  Extraordinary charges from early extinguishment
    of debt, net of applicable income taxes               (0.67)
                                                       --------      --------
  Net earnings                                         $   0.44      $   0.88
                                                       ========      ========
Average shares outstanding (thousands)                  126,674       120,172
                                                        =======       =======


                            See accompanying notes.

                              OWENS-ILLINOIS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              June 30, 1997, December 31, 1996, and June 30, 1996
                             (Millions of dollars)

                                              June 30,   Dec. 31,   June 30,
                                                1997       1996       1996
Assets                                        --------   --------   --------
Current assets:
  Cash, including time deposits               $  239.2   $  160.9   $   96.4
  Short-term investments, at cost which
    approximates market                           66.6       14.4       24.0
  Receivables, less allowances for losses
    and discounts ($36.6 at June 30, 1997,
    $40.6 at December 31, 1996, and
    $36.5 at June 30, 1996)                      727.8      488.8      469.1
  Inventories                                    621.6      494.6      489.3
  Prepaid expenses                               126.0      126.4       87.0
                                              --------   --------   --------
      Total current assets                     1,781.2    1,285.1    1,165.8

Investments and other assets:
  Investments and advances                       128.2       85.6       87.5
  Repair parts inventories                       224.9      189.4      179.1
  Prepaid pension                                653.6      624.5      638.8
  Insurance for asbestos-related costs           255.3      271.4      283.4
  Deposits, receivables, and other assets        269.9      704.2      248.3
  Excess of purchase cost over net assets
    acquired, net of accumulated
    amortization ($312.7 at June 30,
    1997, $293.7 at December 31, 1996,
    and $277.8 at June 30, 1996)               1,318.5    1,003.5    1,003.3
                                              --------   --------   --------
      Total investments and other assets       2,850.4    2,878.6    2,440.4

Property, plant, and equipment, at cost        3,797.6    3,435.9    3,262.8
Less accumulated depreciation                  1,603.5    1,494.3    1,394.5
                                              --------   --------   --------
  Net property, plant, and equipment           2,194.1    1,941.6    1,868.3
                                              --------   --------   --------
Total assets                                  $6,825.7   $6,105.3   $5,474.5
                                              ========   ========   ========

                                              June 30,   Dec. 31,   June 30,
                                                1997       1996       1996
                                              --------   --------   --------
Liabilities and Share Owners' Equity
Current liabilities:
  Short-term loans and long-term debt
    due within one year                       $  188.2   $  141.5   $  103.4
  Current portion of asbestos-related
    liabilities                                  110.0      110.0      145.0
  Accounts payable and other liabilities         783.7      653.4      601.3
                                              --------   --------   --------
    Total current liabilities                  1,081.9      904.9      849.7

Long-term debt                                 3,107.5    3,253.2    2,792.4

Deferred taxes                                   203.1      201.2      141.4

Nonpension postretirement benefits               360.2      371.7      377.9

Asbestos-related liabilities                      89.4      138.2      183.3

Other liabilities                                517.0      311.7      314.7

Commitments and contingencies

Minority share owners' interests                 236.8      194.7      183.4

Share owners' equity:
  Preferred stock                                 21.4       21.4       21.6
  Common stock, par value $.01 per share
    (140,188,376 shares outstanding
     at June 30, 1997; 120,446,348 at
     December 31, 1996, and
     120,360,074 at June 30, 1996)                 1.4        1.2        1.2
  Capital in excess of par value               1,547.2    1,047.6    1,046.4
  Deficit                                       (201.2)    (258.2)    (343.1)
  Cumulative foreign currency translation
    adjustment                                  (139.0)     (82.3)     (94.4)
                                              --------   --------   --------
      Total share owners' equity               1,229.8      729.7      631.7
                                              --------   --------   --------
Total liabilities and share owners' equity    $6,825.7   $6,105.3   $5,474.5
                                              ========   ========   ========



                            See accompanying notes.

                              OWENS-ILLINOIS, INC.
                       CONDENSED CONSOLIDATED CASH FLOWS
                    Six months ended June 30, 1997 and 1996
                             (Millions of dollars)

                                                            1997       1996
                                                       ---------    -------
Cash flows from operating activities:
  Earnings before extraordinary items                  $   141.5    $ 106.2
  Non-cash charges (credits):
    Depreciation                                           134.8      106.6
    Amortization of deferred costs                          29.8       25.9
    Other                                                    5.2       (3.0)
  Change in non-current operating assets                   (36.7)     (45.9)
  Asbestos-related payments                                (48.8)     (52.1)
  Asbestos-related insurance proceeds                       16.1       40.1
  Reduction of non-current liabilities                      (2.7)      (8.7)
  Change in components of working capital                 (122.4)     (45.4)
                                                       ---------    -------
    Cash provided by operating activities                  116.8      123.7

Cash flows from investing activities:
  Additions to property, plant, and equipment             (157.7)    (208.4)
  Acquisitions, net of cash acquired                      (104.7)
  Net cash proceeds from divestitures                       49.7        3.1
                                                       ---------    -------
    Cash utilized in investing activities                 (212.7)    (205.3)

Cash flows from financing activities:
  Additions to long-term debt                            1,127.6       62.0
  Repayments of long-term debt                          (1,332.7)     (24.1)
  Payment of finance fees and debt retirement costs       (137.8)
  Increase in short-term loans                              25.2       29.4
  Issuance of common stock                                 498.6        3.3
  Issuance of subsidiary's stock                                        4.0
                                                       ---------    -------
    Cash provided by financing activities                  180.9       74.6

Effect of exchange rate fluctuations on cash                (6.7)      (6.0)
                                                       ---------    -------
Increase (decrease) in cash                                 78.3      (13.0)

Cash at beginning of period                                160.9      109.4
                                                       ---------    -------
Cash at end of period                                  $   239.2    $  96.4
                                                       =========    =======



                            See accompanying notes.

                             OWENS-ILLINOIS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      Tabular data in millions of dollars

1.  Acquisition of AVIR S.p.A.

At December 31, 1996, deposits, receivables, and other assets includes approximately $440 million of escrow funding in connection with the acquisition of AVIR S.p.A. ("AVIR"), the largest manufacturer of glass containers in Italy. On February 3, 1997, the Company completed the acquisition of 79% of AVIR. In addition to purchasing this controlling interest pursuant to an acquisition agreement, the Company acquired an additional 18% interest through a public tender offer and intends to initiate a second tender offer for the balance. Other liabilities in the June 30, 1997 Condensed Consolidated Balance Sheet includes approximately $110 million related to the consideration expected to be paid pursuant to the tender offers. Total consideration for 100% of the AVIR shares is currently expected to be approximately $571 million.

The acquisition is being accounted for under the purchase method of accounting. The total purchase cost of approximately $571 million will be allocated to the tangible and identifiable intangible assets and liabilities of AVIR based upon their respective fair values. The Company believes that a portion of the $241.5 million unallocated excess of purchase cost over net assets acquired will ultimately be allocated to property, plant, and equipment and certain identifiable intangible assets. Such allocations will be based upon valuations which have not been finalized. Accordingly, the allocation of the purchase consideration included in the accompanying Condensed Consolidated Balance Sheet at June 30, 1997, is preliminary. The accompanying Condensed Consolidated Results of Operations for the six months ended June 30, 1997, includes five months of AVIR operations.

The aggregate purchase cost and its preliminary allocation to the historical assets and liabilities of AVIR are as follows (in millions of dollars):

     Cash and short-term investments                                $131.2
     Other net working capital acquired                               72.3
     Property, plant and equipment                                   254.5
     Other non-current assets                                         49.0
     Excess of purchase cost over net assets acquired                241.5
                                                                    ------
                                                                     748.5

     Other long-term liabilities                                     (96.9)
     Debt assumed                                                    (80.5)
                                                                    ------
     Aggregate purchase cost                                        $571.1
                                                                    ======

2.  Pro Forma Information - AVIR Acquisition

Had the acquisition of AVIR described in Note 1 occurred on January 1, 1996, unaudited pro forma consolidated net sales, net earnings, and net earnings per share of common stock would have been as follows (in millions of dollars, except per share amounts):

                                           Three Months ended June 30, 1996
                                        --------------------------------------
                                                      Effect of
                                           As           AVIR             As
                                        Reported     Acquisition      Adjusted
                                        --------     -----------      --------
Net sales                                 $963.7        $178.2        $1,141.9
                                          ======        ======        ========
Net earnings                              $ 66.6        $ 17.6        $   84.2
                                          ======        ======        ========
Net earnings per share of common stock    $ 0.55                      $   0.69
                                          ======                      ========

                                            Six Months ended June 30, 1996
                                        --------------------------------------
                                                      Effect of
                                           As           AVIR             As
                                        Reported     Acquisition      Adjusted
                                        --------     -----------      --------
Net sales                               $1,869.5        $299.4        $2,168.9
                                        ========        ======        ========
Net earnings                            $  106.2        $ 17.5        $  123.7
                                        ========        ======        ========
Net earnings per share of common stock  $   0.88                      $   1.02
                                        ========                      ========

The pro forma information assumes financing for the acquisition will be provided by additional borrowings under the Company's Bank Credit Agreement. In the event any portion of the acquisition is financed or refinanced with borrowings from sources other than under the Company's Bank Credit Agreement, the pro forma net earnings may have been different from amounts shown above.

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

Certain of the glass container products produced by AVIR are subject to seasonal demand; shipments of such products have typically been greater in the second and third quarters of the year compared to the first and fourth quarters. Net sales of AVIR for the full year 1996 were approximately $600 million. On a pro forma basis, the Company's full year 1996 net income increases approximately $15 million after giving effect to the AVIR acquisition.

The pro forma data does not purport to represent what the results of operations would actually have been if the AVIR acquisition had in fact occurred on the date indicated, or to project results of operations for any future period.

3.  Refinancing Plan

During the second quarter of 1997, the Company implemented a refinancing plan (the "Refinancing Plan") designed to reduce interest expense, reduce the amount of long-term debt, and improve financial flexibility. Through
August 13, 1997, completed portions of the Refinancing Plan include a $1.2 billion increase in the borrowing capacity under the Company's Bank Credit Agreement to a total of $3.0 billion, the sale of 16,936,100 shares of common stock, par value $.01 per share, for net proceeds of $464.2 million, the issuance of $300 million aggregate principal amount of 7.85% Senior Notes due May 15, 2004, the issuance of $300 million aggregate principal amount of 8.10% Senior Notes due May 15, 2007, and the retirement of approximately $1.6 billion of higher cost debt. The sale of the shares of common stock and the issuance of the Senior Notes were made pursuant to public offerings (the "Offerings").

As of August 13, 1997, the Refinancing Plan also contemplates the redemption of the $200 million aggregate principal amount of the 9.75% Senior Subordinated Notes due 2004, and the $100 million aggregate principal amount of the 9.95% Senior Subordinated Notes due 2004 during the second half of 1997.

Earnings per share are computed independently for each period presented. Due to the issuance of 16,936,100 shares of common stock in the second quarter of 1997 and the resultant effect on average shares outstanding, 1997 per share amounts calculated on a year-to-date basis do not equal the sums of such amounts calculated separately for each quarter.

4.  Pro Forma Information - Refinancing Plan

The following pro forma information gives effect to the various transactions related to the Refinancing Plan, described in Note 3, as if they had occurred at the beginning of the respective years.

                                      Three Months Ended June 30,
                           --------------------------------------------------
                                   1997                        1996
                           --------------------     -------------------------
                                                    As Adjusted
                              As          As         for AVIR      As Further
                           Reported    Adjusted      (Note 2)       Adjusted
                           --------    --------     -----------    ----------
Net earnings
  (millions of dollars)       $86.9       $95.4           $84.2         $96.8
                              =====       =====           =====         =====
Net earnings per share of
  common stock                $0.66       $0.68           $0.69         $0.70
                              =====       =====           =====         =====
Weighted average shares
  outstanding (thousands)   131,483     139,972         120,284       137,220



                                       Six Months Ended June 30,
                           --------------------------------------------------
                                   1997                        1996
                           --------------------     -------------------------
                                                    As Adjusted
                              As          As         for AVIR      As Further
                           Reported    Adjusted      (Note 2)       Adjusted
                           --------    --------     -----------    ----------
Net earnings
  (millions of dollars)      $141.5      $162.4          $123.7        $148.9
                             ======      ======          ======        ======
Net earnings per share of
  common stock               $ 1.11      $ 1.16          $ 1.02        $ 1.08
                             ======      ======          ======        ======
Weighted average shares
  outstanding (thousands)   126,674     139,364         120,172       137,108


The pro forma amounts reflect the elimination of interest expense related to the indebtedness redeemed or to be redeemed, additional interest expense related to the additional borrowings under the Bank Credit Agreement (using an assumed annual interest rate of 7.375%), interest on the Senior Notes, and related changes in amortization of deferred finance fees. The pro forma reduction in interest expense for the three and six months ended June 30, 1997, was $13.8 million and $33.9 million, respectively. The pro forma reduction in interest expense for the three and six months ended June 30, 1996, was $20.4 million and $40.7 million, respectively. The provision for income taxes was adjusted at a rate of 38.25% for all periods to reflect the reduction in interest expense. The weighted average shares outstanding have been adjusted to reflect the issuance of 16,936,100 shares pursuant to the Refinancing Plan.

The pro forma data does not purport to represent what the results of operations would actually have been if the Refinancing Plan had actually occurred on the dates indicated, or to project results of operations for any future period.

5.  Inventories

Major classes of inventory are as follows:

                                            June 30,    Dec. 31,   June 30,
                                              1997        1996       1996
                                            --------    --------   --------
  Finished goods                              $470.1      $374.5     $377.3
  Work in process                                8.1         4.2        5.5
  Raw materials                                 84.8        81.2       72.4
  Operating supplies                            58.6        34.7       34.1
                                              ------      ------     ------
                                              $621.6      $494.6     $489.3
                                              ======      ======     ======

6.  Long-Term Debt

The following table summarizes the long-term debt of the Company:
---------------------------------------------------------------------------
                                            June 30,    Dec. 31,   June 30,
                                              1997        1996       1996
Bank Credit Agreement:                      --------    --------   --------
  Revolving Loans                           $1,510.0    $1,105.0   $  480.1
  Bid Rate Loans                               150.0                  140.0
Senior notes:
  7.85%, due 2004                              300.0
  8.10%, due 2007                              300.0
Senior Debentures, 11%,
  due 1999 to 2003                              42.6     1,000.0    1,000.0
Senior Subordinated Notes:
  10-1/4%, due 1999                                        250.0      250.0
  10-1/2%, due 2002                                        150.0      150.0
  10%, due 2002                                250.0       250.0      250.0
  9-3/4%, due 2004                             200.0       200.0      200.0
  9.95%, due 2004                              100.0       100.0      100.0
Other                                          308.4       232.9      243.8
---------------------------------------------------------------------------
                                             3,161.0     3,287.9    2,813.9
  Less amounts due within one year              53.5        34.7       21.5
---------------------------------------------------------------------------
    Long-term debt                          $3,107.5    $3,253.2   $2,792.4
===========================================================================

In May 1997, the Company entered into an agreement with a group of banks ("Bank Credit Agreement" or "Agreement") which provides Revolving Loan Commitments under which the Company may borrow up to $3.0 billion through December 31, 2001. The Agreement includes an Overdraft Account facility providing for aggregate borrowings up to $50 million which reduce the amount available for borrowing under the Revolving Loan Commitments. In addition, the terms of the Bank Credit Agreement permit the Company to request Bid Rate Loans from banks participating in the Agreement. Borrowings outstanding under Bid Rate Loans are limited to $750 million and reduce the amount available for borrowing under the Revolving Loan Commitments. The Revolving Loan Commitments also provide for the issuance of letters of credit totaling up to $300 million.

At June 30, 1997, the Company had unused credit available under the Bank Credit Agreement of $1.26 billion.

Revolving loans bear interest, at the Company's option, at the prime rate or a Eurodollar deposit-based rate plus a margin linked to the Company's Consolidated Leverage Ratio, as defined in the Agreement. The margin is currently .425% and is limited to a range of .275% to .625%. Overdraft Account loans bear interest at the prime rate minus the facility fee percentage, defined below. The weighted average interest rate on borrowings outstanding under the Bank Credit Agreement at June 30, 1997, was 6.18%.
While no compensating balances are required by the Agreement, the Company must pay a facility fee on the Revolving Loan Commitments. The facility fee, currently .20%, is limited to a range of .125% to .375%, based on changes in the Company's Consolidated Leverage Ratio. The Agreement requires the maintenance of certain financial ratios, restricts the creation of liens and incurrence of indebtedness, and restricts certain types of business activities and investments.

In April 1997, the Company filed a registration statement with the Securities and Exchange Commission for the offering of up to $2.5 billion of debt securities, common stock, or both from time to time as market conditions permit. On May 16, 1997, pursuant to the registration statement, the Company completed the offerings of: (1) 14,750,000 shares of common stock at a public offering price of $28.50 per share; (2) $300 million aggregate principal amount of 7.85% Senior Notes due May 15, 2004; and (3) $300 million aggregate principal amount of 8.10% Senior notes due May 15, 2007. On May 23, 1997, the Company used the proceeds from these offerings in addition to borrowings under the Company's Bank Credit Agreement to redeem $957.4 million aggregate principal amount of the 11% Senior Debentures due 2003 pursuant to a tender offer and consent solicitation for such securities. On June 13, 1997, the Company issued an additional 2,168,100 shares of common stock pursuant to the partial exercise of the underwriters' overallotment option. On June 16, 1997, the Company redeemed all $250 million aggregate principal amount of the 10.25% Senior Subordinated Notes due 1999, and all $150 million aggregate principal amount of the 10.50% Senior Subordinated notes due 2002. The June 16, 1997, redemptions were funded by proceeds received from the June 13, 1997, issuance of common stock and borrowings under the Company's Bank Credit Agreement. On August 1, 1997, the Company redeemed all $250 million aggregate principal amount of the 10% Senior Subordinated Notes due 2002. On June 20, 1997 the Company announced that on August 15, 1997, all $200 million aggregate principal amount of the 9.75% Senior Subordinated Notes due 2004 will be redeemed. These redemptions were or will be funded by borrowings under the Company's Bank Credit Agreement. The Refinancing Plan also contemplates the redemption, at the Company's option, of all $100 million aggregate principal amount of the 9.95% Senior Subordinated Notes due 2004 when and as they become redeemable on October 15, 1997.

As a result of the release of the guarantees and collateral securing the Bank Credit Agreement and the 11% Senior Debentures, the newly issued Senior Notes rank pari passu with such obligations. The Bank Credit Agreement, 11% Senior Debentures, and Senior Notes are senior in right of payment to all existing and future subordinated debt of the Company.

Under the terms of the Bank Credit Agreement and the Indenture related to the Company's subordinated notes, dividend payments with respect to the Company's Preferred or Common Stock and payments for redemption of shares of its Common Stock are subject to certain limitations.

7.  Extraordinary Charges from Early Extinguishment of Debt

During the second quarter of 1997, the Company used proceeds from the Offerings along with borrowing under its Bank Credit Agreement to redeem:
(1) $957.6 million aggregate principal amount of the 11% Senior Debentures due 2003, at $1,115.60, which included a $20 payment for consents to amendments to the related indenture, for each $1,000 principal amount; (2) all $250 million aggregate principal amount of the 10.25% Senior Subordinated Notes due 1999, at 100% of principal amount; and (3) all $150 million aggregate principal amount of the 10.50% Senior Subordinated Notes due 2002, at 105.25% of the principal amount. As a result, the Company recorded extraordinary charges for the write-off of unamortized deferred finance fees and redemption premiums totaling $136.9 million, net of applicable income taxes of $52.4 million.

8.  Cash Flow Information

Interest paid in cash aggregated $163.1 million and $137.1 million for the six months ended June 30, 1997 and June 30, 1996, respectively. Income taxes paid in cash totaled $43.7 million and $17.2 million for the six months ended
June 30, 1997 and June 30, 1996, respectively.

9.  Contingencies

The Company is one of a number of defendants (typically 10 to 20) in a substantial number of lawsuits filed in numerous state and federal courts by persons alleging bodily injury (including death) as a result of exposure to dust from asbestos fibers. From 1948 to 1958, one of the Company's former business units commercially produced and sold a high-temperature, clay-based insulating material containing asbestos. The insulation material was used in limited industrial applications such as shipyards, power plants and chemical plants. During its ten years in the high-temperature insulation business, the Company's aggregate sales of insulation material containing asbestos were less than $40 million. The Company exited the insulation business in April 1958. The traditional asbestos personal injury lawsuits and claims relating to such production and sale of asbestos material typically allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and punitive damages in various amounts (herein referred to as "asbestos claims"). As of June 30, 1997, the Company estimates that it is a named defendant in asbestos claims involving approximately 14,000 plaintiffs and claimants.

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

As a result of payments and commitments that have been made by reinsurers pursuant to the OIL Settlement and the earlier settlement agreements described above in the United Insurance case and certain other available insurance, the Company has to date confirmed coverage for its asbestos-related costs of approximately $296.8 million. Of the total amount confirmed to date, $254.7 million had been received through June 30, 1997; and the balance of approximately $42.1 million will be received throughout 1997 and the next several years. The remainder of the insurance asset of approximately $213.2 million relates principally to the reinsurers who have not yet paid their reinsurance obligations under the OIL Settlement. This $213.2 million asset valuation at June 30, 1997 also reflects 1994 and 1995 reductions of $100 million and $40 million, respectively, in the insurance asset valuation of $650 million established in 1993, which had been made to reflect settlement activity and litigation developments in the United Insurance case.

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

10.  New Accounting Standard

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS No. 128"), which is required to be adopted for periods ending after December 15, 1997. The adoption of FAS No. 128 by the Company is expected to result in no change in primary earnings per share for the three and six months ended June 30, 1997 and 1996. The impact of FAS No. 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations - Second Quarter 1997 compared with Second Quarter 1996

The Company recorded earnings before extraordinary items of $86.9 million for the second quarter of 1997 compared to net earnings of $66.6 million for the second quarter of 1996, an increase of $20.3 million, or 30.5%. The second quarter of 1997 includes amounts relating to: (1) the recently acquired AVIR operations (see Note 1 to the financial statements) and (2) certain assets of Anchor Glass Container Corporation acquired on February 5, 1997 ("Anchor Assets"). Consolidated operating profit for the second quarter of 1997 was $222.7 million, an increase of $43.7 million, or 24.4%, compared to the same period in 1996. The increase is principally attributable to higher operating profit for both the Glass Containers segment and the Plastics and Closures segment. Net earnings of $2.4 million for the second quarter of 1997 reflect $84.5 million of extraordinary charges from the early extinguishment of debt.

Capsule segment results (in millions of dollars) for the second quarter of 1997 and 1996 were as follows:

----------------------------------------------------------------------------
                                 Net sales
                         (Unaffiliated customers)          Operating Profit
----------------------------------------------------------------------------
                              1997          1996          1997          1996
                          --------      --------      --------      --------
Glass Containers          $  931.1      $  697.1      $  165.0      $  130.5
Plastics and Closures        293.0         266.1          57.5          49.1
Eliminations and other
  retained costs                .4            .5            .2           (.6)
----------------------------------------------------------------------------
Consolidated total        $1,224.5      $  963.7      $  222.7      $  179.0
============================================================================

Consolidated net sales for the second quarter of 1997 increased $260.8 million, or 27.1%, over the prior year. Net sales of the Glass Containers segment increased $234.0 million, or 33.6%, from 1996. The combined U.S. dollar sales of the segment's foreign affiliates increased over the prior year, reflecting the recent acquisition of AVIR (which contributed approxi-mately $150 million to second quarter 1997 U.S. dollar sales), improved pricing in Venezuela, and increased unit shipments in Colombia and several other countries. Domestically, glass container unit volume increased over prior year, reflecting additional business gained through the acquisition of the Anchor Assets and higher shipments to U. S. brewers. Net sales of the Plastics and Closures segment increased $26.9 million, or 10.1%, over 1996. Higher shipments of plastic containers for personal care items such as hair care, skin care, and body wash products contributed to the increase.

Consolidated operating profit for the second quarter of 1997 increased $43.7 million, or 24.4%, to $222.7 million from second quarter 1996 operating profit of $179.0 million. The operating profit of the Glass Containers segment increased $34.5 million to $165.0 million, compared to $130.5 million in the second quarter of 1996. The combined U.S. dollar operating profit of the segment's foreign affiliates increased from the second quarter of 1996. AVIR contributed approximately $21 million to second quarter 1997 U.S. dollar operating profit. Improved results at most of the segment's affiliates, particularly those affiliates located in Brazil, Venezuela and Finland also contributed to the increase. Domestically, operating profit of the Glass Containers segment decreased slightly from the second quarter of 1996. Integration costs and related acquisition effects in connection with the acquisition of the Anchor Assets adversely affected operating profit in the second quarter of 1997. The operating profit of the Plastics and Closures segment increased $8.4 million, or 17.1%, compared to the second quarter of 1996. The increase resulted from higher unit shipments in most businesses, particularly plastic containers for personal care items. Other retained costs for the second quarter of 1997 were lower principally due to higher net financial services income.

First Six Months 1997 compared with First Six Months 1996

For the first six months of 1997, the Company recorded earnings before extraordinary items of $141.5 million compared to net earnings of $106.2 million for the first six months of 1996. Excluding the effects of the 1997 unusual items discussed below, the Company's first six months of 1997 earnings before extraordinary items of $133.9 million increased $27.7 million, or 26.1%, over first six months of 1996 net earnings of $106.2 million. The first six months of 1997 includes amounts relating to: (1) the recently acquired AVIR operations and (2) the Anchor Assets acquired on February 5, 1997. Consolidated segment operating profit, excluding the 1997 unusual items, was $374.2 million for the first six months of 1997, an increase of $59.1 million, or 18.8%, compared to the same 1996 period. The increase is attributable to higher operating profit for both the Glass Containers segment and the Plastics and Closures segment, along with lower retained costs. Interest expense, net of interest income, increased $16.5 million due in part to debt incurred or assumed in connection with acquisitions. The Company's estimated effective tax rate, excluding the effect of the Kimble Glass gain discussed below, was 34.2% for the first six months of 1997, compared with 34.8% estimated for the first half of 1996 and the actual rate of 32.4% for the full year 1996. Net earnings of $57.0 million for the first six months of 1997 reflect $84.5 million of extraordinary charges from the early extinguish-ment of debt.

Capsule segment results (in millions of dollars) for the first six months of 1997 and 1996 were as follows:

----------------------------------------------------------------------------
                                 Net sales
                         (Unaffiliated customers)          Operating Profit
----------------------------------------------------------------------------
                              1997          1996          1997          1996
                          --------      --------      --------      --------
Glass Containers          $1,706.7      $1,338.9      $  266.1      $  229.2
Plastics and Closures        573.4         529.7         109.2          92.9
Eliminations and other
  retained costs (a)            .7            .9           1.1          (7.0)
----------------------------------------------------------------------------
Consolidated total        $2,280.8      $1,869.5      $  376.4      $  315.1
============================================================================

(a) Operating profit for 1997 includes: (1) a gain of $16.3 million on the sale of the remaining 49% interest in Kimble Glass, and (2) charges of $14.1 million principally for the estimated cost of guaranteed lease obligations of a previously divested business. These items were recorded in the first quarter of 1997.

Consolidated net sales for the first six months of 1997 increased $411.3 million, or 22.0%, over the prior year. Net sales of the Glass Containers segment increased $367.8 million, or 27.5%, over 1996. The combined U.S. dollar sales of the segment's foreign affiliates increased over the prior year, reflecting the recent acquisition of AVIR (which contributed approxi-mately $240 million to first six months 1997 U.S. dollar sales), improved pricing in Venezuela, and increased unit shipments at several other affiliates, particularly those affiliates located in Colombia and the United Kingdom. Domestically, the increase in glass container unit shipments to U.S. brewers more than offset lower shipments of food containers. The net increase in domestic unit shipments was principally the result of additional business gained through the acquisition of the Anchor Assets. Net sales of the Plastics and Closures segment increased $43.7 million, or 8.2%, over 1996. Higher shipments of plastic containers for personal care items such as hair care, skin care, and body wash products along with increased demand for prescription containers contributed to the increase.

Consolidated operating profit for the first six months of 1997, excluding the 1997 unusual items, increased $59.1 million, or 18.8%, to $374.2 million from first six months 1996 operating profit of $315.1 million. The operating profit of the Glass Containers segment increased $36.9 million to $266.1 million, compared to $229.2 million in the first six months of 1996. The combined U.S. dollar operating profit of the segment's foreign affiliates increased from the first six months of 1996. AVIR contributed approximately $33 million to first six months 1997 U.S. dollar operating profit. Improved results at the segment's affiliates in Venezuela, Poland, and several other countries more than offset the effects of reduced export shipments from Hungary and soft market conditions in Brazil, which adversely affected results of affiliates located in those countries. Domestically, operating profit of the Glass Containers segment was about equal to that of the first six months of 1996. The operating profit of the Plastics and Closures segment increased

$16.3 million, or 17.5%, compared to the first six months of 1996. The increase resulted from improved manufacturing performance and higher unit shipments in most businesses, particularly plastic containers for personal care items. Other retained costs, excluding the 1997 unusual items discussed below, were $1.1 million for the first six months of 1997 compared to $7.0 million for the first six months of 1996, reflecting lower employee benefit costs and higher net financial services income.

The first six months 1997 results include the following unusual items: (1) a gain of $16.3 million ($16.3 million after tax) on the sale of the Company's remaining 49% interest in Kimble Glass, and (2) charges of $14.1 million ($8.7 million after tax) principally for the estimated cost of guaranteed lease obligations of a previously divested business. These items were recorded in the first quarter of 1997.

Capital Resources and Liquidity

The Company's total debt at June 30, 1997 was $3.30 billion compared to $3.39 billion at December 31, 1996 and $2.90 billion at June 30, 1996.

At June 30, 1997, the Company had available credit totaling $3.0 billion under its May 15, 1997 Bank Credit Agreement, expiring in December 2001, of which $1.26 billion had not been utilized. At December 31, 1996, total commitments under the Company's previous credit facility were $1.8 billion of which $628.7 million of credit had not been utilized. The increased utilization of the Bank Credit Agreement resulted in large part from implementation of the Refinancing Plan and expenditures related to the acquisition of the Anchor Assets. Utilization was also higher as a result of borrowings for capital expenditures and asbestos-related payments, partially offset by proceeds received from the sale of the Company's remaining 49% in Kimble Glass and cash provided by operations, including cash received for settlement of a portion of the insurance asset for asbestos-related costs. Cash provided by operating activities was $116.8 million for the first six months of 1997 compared to $123.7 million in 1996.

During the second quarter of 1997, the Company filed a registration statement with the Securities and Exchange Commission for the offering of up to $2.5 billion of debt securities, common stock, or both from time to time as market conditions permit. On May 16, 1997, the Company completed offerings of:
(1) 14,750,000 shares of common stock at a public offering price of $28.50 per share; (2) $300 million aggregate principal amount of 7.85% Senior Notes due May 15, 2004; and (3) $300 million aggregate principal amount of 8.10% Senior Notes due May 15, 2007. On May 23, 1997, the Company used the proceeds from these offerings in addition to borrowings under the Company's Bank Credit Agreement to redeem $957.4 million aggregate principal amount of the 11% Senior Debentures due 2003, which represents more than 95% of the aggregate principal amount of these securities outstanding, pursuant to a tender offer and consent solicitation for such securities. Total consideration for each $1,000 principal amount of the 11% Senior Debentures redeemed on May 23, 1997 was $1,115.60, which included a $20 payment for consents to amendments to the related indenture. On June 13, 1997, the Company issued an additional 2,186,100 shares of common stock pursuant to the partial exercise of the underwriters' overallotment option. On June 16, 1997, the Company redeemed all $250 million aggregate principal amount of the 10.25% Senior Subordinated Notes due 1999, at 100% of principal amount, and all $150 million aggregate principal amount of the 10.50% Senior Subordinated Notes due 2002, at 105.25% of principal amount. The June 16, 1997, redemptions were funded by proceeds received from the June 13, 1997, issuance of common stock and borrowings under the Company's Bank Credit Agreement. On August 1, 1997, the Company redeemed all $250 million aggregate principal amount of the 10% Senior Subordinated Notes due 2002, at 105% of principal amount. On June 20, 1997, the Company announced that on August 15, 1997, all $200 million aggregate principal amount of the 9.75% Senior Subordinated Notes due 2004, will be redeemed at 104.875% of principal amount. These redemptions were or will be funded by borrowings under the Company's Bank Credit Agreement. The Refinancing Plan also contem-plates the redemption, at the Company's option, of all $100 million aggregate principal amount of the 9.95% Senior Subordinated Notes due 2004 when and as they become redeemable on October 15, 1997, at 104.975% of principal amount. The results of all the above refinancing actions include both a reduction of indebtedness and lower overall interest rates. The favorable effect on annual interest expense amounts to approximately $80 million, based upon 1996 pro forma calculations.

The Company anticipates that cash flow from its operations and from utilization of credit available through December 2001 under the Bank Credit Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service including the redemptions discussed above and relatively modest scheduled principal payments, and other obligations. The Company faces additional demands upon its liquidity for asbestos-related payments. Based on the Company's expectations regarding favorable trends which should lower its aggregate payments for lawsuits and claims and its expectation of the collection of its insurance coverage and reimbursement for such lawsuits, and also based on the Company's expected operating cash flow, the Company believes that the payment of any deferred amounts of previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits and claims associated with asbestos, will not have a material adverse effect upon the Company's liquidity on a short-term or long-term basis.

                         PART II -- OTHER INFORMATION


Item 1.  Legal Proceedings.

          (a) Contingencies. Note 9 to the Condensed Consolidated Financial Statements, "Contingencies," that is included in Part I of this Report, is incorporated herein by reference.

Item 2.  Changes in Securities.

On May 12, 1997, the Company executed the supplemental indenture reflecting amendments to the indenture governing the 11% Senior Debentures. The amendments eliminate the indenture's restrictive covenants and allow for the release of the guarantees and collateral securing the 11% Senior Debentures. As a result, the 11% Senior Debentures rank pari passu with all other senior obligations of the Company, including the Bank Credit Agreement and the recently issued 7.85% Senior Notes due 2004 and 8.10% Senior Notes due 2007.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Owens-Illinois' share owners was held on May 14, 1997. Following are the results of the matters voted upon by the share owners:

(1) Each of the three nominees for a three-year term on the Company's Board of Directors was elected as follows:

                                                                     Broker
       Name                   For       Withheld      Abstention    Non-Votes
--------------------      -----------   ---------     ----------    ---------
Joseph H. Lemieux         112,799,766     407,445         -             -
Henry R. Kravis           112,617,597     589,614         -             -
Michael W. Michelson      112,795,893     411,318         -             -


(2) The Second Amendment to Second Amended and Restated Stock Option Plan for Key Employees of Owens-Illinois, Inc. was approved as follows:

                                                                Broker
             For             Against         Abstention        Non-Votes
         -----------        ---------        ----------        ---------
         106,685,757        2,271,121         189,022          4,061,311


(3) The 1997 Equity Participation Plan of Owens-Illinois, Inc. was approved as follows:

                                                                Broker
             For             Against         Abstention        Non-Votes
          ----------        ---------        ----------        ---------
          99,539,205        9,420,299         186,396          4,061,311

Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits:

               Exhibit 4.1 Amended and Restated Credit Agreement, dated as of May 15, 1997, among Owens-Illinois, Inc., the lenders listed therein, including those named as lead managers and co-agents, The Bank of Nova Scotia, NationsBank, N.A., Bank of America National Trust and Savings Association, and Bankers Trust Company including exhibits thereto.

               Exhibit 4.2 Supplemental Indenture, dated as of May 9, 1997, between Owens-Illinois, Inc., the Guarantors named therein, and The Bank of New York related to the 11% Senior Debentures.

               Exhibit 10.1 Second Amendment to Second Amended and Restated Stock Option Plan for Key Employees of Owens-Illinois, Inc.

               Exhibit 10.2 Second Amendment to Amended and Restated Owens-Illinois, Inc. Senior Management Incentive Plan.

               Exhibit 10.3 Third Amendment to Amended and Restated Owens-Illinois, Inc. Senior Management Incentive Plan.

               Exhibit 10.4 First Amendment to Amended and Restated Owens-Illinois, Inc. Performance Award Plan.

               Exhibit 10.5  1997 Equity Participation Plan of Owens-Illinois,
                             Inc.

               Exhibit 12    Computation of Ratio of Earnings to Fixed
                             Charges.

               Exhibit 23    Consent of McCarter & English.

               Exhibit 27    Financial Data Schedule.

          (b)  Reports on Form 8-K:

               (1) On April 17, 1997, the Registrants filed a Form 8-K which included a press release dated April 17, 1997, announcing first quarter 1997 results.

               (2) On April 24, 1997, the Registrants filed a Form 8-K which included a press release dated April 24, 1997, announcing a refinancing plan, and the filing with the Securities and Exchange Commission of prospectus supplements for offerings of common stock and senior notes.

               (3) On May 9, 1997, the Registrants filed a Form 8-K/A, Amendment No. 2, amending the Current Report on Form 8-K dated December 16, 1996 (filed on December 31, 1996).
                    Such Amendment included the information required under Items 7(a), 7(b) and 7(c) with regard to audited financial statements of Avir S.p.A. as of and for the year ended December 31, 1996, following the availability of such financial statements.

               (4) On May 14, 1997, the Registrants filed a Form 8-K which included two press releases dated May 13, 1997, announcing: (a) the public offering of 14,750,000 shares of common stock at a price of $28.50 per share, and
                    (b) the public offering of $300 million principal amount of 7.85% Senior Notes due May 15, 2004, and $300 million principal amount of 8.10% Senior Notes due May 15, 2007.

               (5) On May 16, 1997, the Registrants filed a Form 8-K which included a press release dated May 16, 1997, announcing the consummation of: (a) the previously announced common stock offering and senior note offerings; (b) amendments to the bank credit facility; and (c) release of collateral securing the credit facility and the 11% senior debentures due 2003. In addition, the press release announced the call for redemption on June 16, 1997, of an aggregate of $400 million principal amount of senior subordinated notes.

               (6) On May 21, 1997, the Registrants filed a Form 8-K which included the following documents:

                    (a) Underwriting Agreement, dated as of May 13, 1997, among Owens-Illinois, Inc., Morgan Stanley & Co. Incorporated, BT Securities Corporation, Credit Suisse First Boston Corporation, Nationsbanc Capital markets, Inc. and Salomon Brothers Inc.

                    (b) Underwriting Agreement, dated as of May 13, 1997, among Owens-Illinois, Inc., Salomon Brothers Inc., Goldman, Sachs & Co., Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated and PaineWebber Incorporated.

                    (c) Underwriting Agreement, dated as of May 13, 1997, among Owens-Illinois, Inc., Salomon Brothers International Limited, Goldman Sachs International, Lehman Brothers International (Europe), Merrill Lynch International, Morgan Stanley & Co. International Limited and PaineWebber International (U.K.) Ltd.

                    (d) Indenture dated as of May 15, 1997, between Owens-Illinois, Inc. and The Bank of New York, as Trustee.

                    (e) Officers' Certificate, dated May 16, 1997, establishing the terms of the 7.85% Senior Notes due 2004.

                    (f) Officers' Certificate, dated May 16, 1997, establishing the terms of the 8.10% Senior Notes due 2007.

                    (g)  Form of 7.85% Senior note due 2004.

                    (h)  Form of 8.10% Senior Note due 2007.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                OWENS-ILLINOIS, INC.


Date August 14, 1997         By /s/ Lee A. Wesselmann
     ---------------            --------------------------------------------
                                Lee A. Wesselmann, Senior Vice President and
                                Chief Financial Officer (Principal Financial
                                Officer)




                                OWENS-ILLINOIS GROUP, INC.


Date August 14, 1997         By /s/ Lee A. Wesselmann
     ---------------            --------------------------------------------
                                Lee A. Wesselmann, Senior Vice President and
                                Chief Financial Officer (Principal Financial
                                Officer)

                               INDEX TO EXHIBITS


Exhibit

  4.1 Amended and Restated Credit Agreement, dated as of May 15, 1997, among Owens-Illinois, Inc., the Lenders listed therein, including those named as lead managers and co-agents, The Bank of Nova Scotia, NationsBank, N.A., Bank of America National Trust and Savings Association, and Bankers Trust Company including exhibits thereto.

  4.2 Supplemental Indenture, dated as of May 9, 1997, between Owens-Illinois, Inc., the Guarantors named therein, and The Bank of New York related to the 11% Senior Debentures.

 10.1 Second Amendment to Second Amended and Restated Stock Option Plan for Key Employees of Owens-Illinois, Inc.

 10.2 Second Amendment to Amended and Restated Owens-Illinois, Inc. Senior Management Incentive Plan.

 10.3 Third Amendment to Amended and Restated Owens-Illinois, Inc. Senior Management Incentive Plan.

 10.4 First Amendment to Amended and Restated Owens-Illinois, Inc. Performance Award Plan.

 10.5       1997 Equity Participation Plan of Owens-Illinois, Inc.

 12         Computation of Ratio of Earnings to Fixed Charges.

 23         Consent of McCarter & English.

 27         Financial Data Schedule.