Form 10-Q
period 1997-09-30
OWENS ILLINOIS INC /DE/
filed 1997-11-13
CIK 812074

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549

(Mark one)                         FORM 10-Q

  (x)      Quarterly Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                     For Quarter Ended September 30, 1997
                                      or
  ( )      Transition Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

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

      Owens-Illinois, Inc. $.01 par value common stock - 140,452,261 shares at October 31, 1997.

      Owens-Illinois Group, Inc. $.01 par value common stock - 100 shares at October 31, 1997.

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

                             OWENS-ILLINOIS, INC.
                 CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
                Three months ended September 30, 1997 and 1996
                (Millions of dollars, except per-share amounts)

                                                           1997          1996
Revenues:                                              --------      --------
  Net sales                                            $1,239.5      $1,014.1
  Royalties and net technical assistance                    4.6           5.8
  Equity earnings                                           3.7           4.8
  Interest                                                  4.8           4.2
  Other                                                    26.7          14.1
                                                       --------      --------
                                                        1,279.3       1,043.0
Costs and expenses:
  Manufacturing, shipping, and delivery                   961.4         788.3
  Research and development                                  7.9           7.7
  Engineering                                               7.6           6.3
  Selling and administrative                               57.8          47.6
  Interest                                                 69.8          76.7
  Other                                                    23.9          16.0
                                                       --------      --------
                                                        1,128.4         942.6
                                                       --------      --------
Earnings before items below                               150.9         100.4

Provision for income taxes                                 51.5          32.7

Minority share owners' interests in earnings
  of subsidiaries                                           7.6           5.7
                                                       --------      --------
Earnings before extraordinary items                        91.8          62.0

Extraordinary charges from early extinguishment
  of debt, net of applicable income taxes                 (16.4)
                                                       --------      --------
Net earnings                                           $   75.4      $   62.0
                                                       ========      ========
Earnings per share of common stock:
  Earnings before extraordinary items                  $   0.65      $   0.51
  Extraordinary charges from early extinguishment
    of debt, net of applicable income taxes               (0.12)
                                                       --------      --------
Net earnings                                           $   0.53      $   0.51
                                                       ========      ========
Average shares outstanding (thousands)                  140,333       120,360
                                                        =======       =======


                            See accompanying notes.

                             OWENS-ILLINOIS, INC.
                 CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
                 Nine months ended September 30, 1997 and 1996
                (Millions of dollars, except per-share amounts)

                                                           1997          1996
Revenues:                                              --------      --------
  Net sales                                            $3,520.3      $2,883.6
  Royalties and net technical assistance                   16.3          18.0
  Equity earnings                                          13.0          13.2
  Interest                                                 19.4          16.3
  Other                                                    84.2          44.4
                                                       --------      --------
                                                        3,653.2       2,975.5
Costs and expenses:
  Manufacturing, shipping, and delivery                 2,736.0       2,234.7
  Research and development                                 22.6          22.8
  Engineering                                              22.8          19.5
  Selling and administrative                              168.2         139.6
  Interest                                                237.1         225.0
  Other                                                    82.6          46.2
                                                       --------      --------
                                                        3,269.3       2,687.8
                                                       --------      --------
Earnings before items below                               383.9         287.7

Provision for income taxes                                125.7          97.9

Minority share owners' interests in earnings
  of subsidiaries                                          24.9          21.6
                                                       --------      --------
Earnings before extraordinary items                       233.3         168.2

Extraordinary charges from early extinguishment
  of debt, net of applicable income taxes                (100.9)
                                                       --------      --------
Net earnings                                           $  132.4      $  168.2
                                                       ========      ========
Earnings per share of common stock:
  Earnings before extraordinary items                  $   1.77      $   1.39
  Extraordinary charges from early extinguishment
    of debt, net of applicable income taxes               (0.77)
                                                       --------      --------
Net earnings                                           $   1.00      $   1.39
                                                       ========      ========
Average shares outstanding (thousands)                  131,277       120,235
                                                        =======       =======


                            See accompanying notes.

                              OWENS-ILLINOIS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
         September 30, 1997, December 31, 1996, and September 30, 1996
                             (Millions of dollars)

                                             Sept. 30,   Dec. 31,   Sept. 30,
                                                1997       1996       1996
Assets                                       ---------   --------   ---------
Current assets:
  Cash, including time deposits               $  202.5   $  160.9    $  112.6
  Short-term investments, at cost which
    approximates market                           74.5       14.4        12.5
  Receivables, less allowances for losses and
    discounts ($41.0 at September 30, 1997,
    $40.6 at December 31, 1996, and $36.9
    at September 30, 1996)                       715.7      488.8       478.7
  Inventories                                    579.2      494.6       494.4
  Prepaid expenses                               128.3      126.4       112.5
                                              --------   --------    --------
      Total current assets                     1,700.2    1,285.1     1,210.7

Investments and other assets:
  Investments and advances                       128.4       85.6        88.7
  Repair parts inventories                       237.9      189.4       195.0
  Prepaid pension                                670.8      624.5       649.7
  Insurance for asbestos-related costs           252.7      271.4       274.1
  Deposits, receivables, and other assets        277.9      704.2       255.5
  Excess of purchase cost over net assets
    acquired, net of accumulated amortization
    ($323.0 at September 30, 1997, $293.7
    at December 31, 1996, and $285.8 at
    September 30, 1996)                        1,303.7    1,003.5       998.4
                                              --------   --------    --------
      Total investments and other assets       2,871.4    2,878.6     2,461.4

Property, plant, and equipment, at cost        3,866.3    3,435.9     3,345.4
Less accumulated depreciation                  1,651.1    1,494.3     1,450.7
                                              --------   --------    --------
  Net property, plant, and equipment           2,215.2    1,941.6     1,894.7
                                              --------   --------    --------
Total assets                                  $6,786.8   $6,105.3    $5,566.8
                                              ========   ========    ========

                                             Sept. 30,   Dec. 31,   Sept. 30,
                                               1997        1996       1996
Liabilities and Share Owners' Equity         ---------   --------   ---------
Current liabilities:
  Short-term loans and long-term debt
    due within one year                       $  165.3   $  141.5    $  127.8
  Current portion of asbestos-related
    liabilities                                   85.0      110.0       145.0
  Accounts payable and other liabilities         753.9      653.4       682.2
                                              --------   --------    --------
    Total current liabilities                  1,004.2      904.9       955.0

Long-term debt                                 3,197.6    3,253.2     2,755.6

Deferred taxes                                   204.9      201.2       146.3

Nonpension postretirement benefits               354.5      371.7       372.3

Asbestos-related liabilities                      91.0      138.2       143.2

Other liabilities                                405.4      311.7       309.1

Commitments and contingencies

Minority share owners' interests                 240.2      194.7       189.0

Share owners' equity:
  Preferred stock                                 21.4       21.4        21.6
  Common stock, par value $.01 per share
    (140,431,861 shares outstanding
     at September 30, 1997; 120,446,348
     at December 31, 1996; and 120,365,799
     at September 30, 1996)                        1.4        1.2         1.2
  Capital in excess of par value               1,553.4    1,047.6     1,046.4
  Deficit                                       (125.8)    (258.2)     (281.1)
  Cumulative foreign currency translation
    adjustment                                  (161.4)     (82.3)      (91.8)
                                              --------   --------    --------
    Total share owners' equity                 1,289.0      729.7       696.3
                                              --------   --------    --------
Total liabilities and share owners' equity    $6,786.8   $6,105.3    $5,566.8
                                              ========   ========    ========




                            See accompanying notes.

                             OWENS-ILLINOIS, INC.
                       CONDENSED CONSOLIDATED CASH FLOWS
                 Nine months ended September 30, 1997 and 1996
                             (Millions of dollars)

                                                             1997       1996
                                                         --------   --------
Cash flows from operating activities:
  Earnings before extraordinary items                    $  233.3   $  168.2
  Non-cash charges (credits):
    Depreciation                                            206.3      163.4
    Amortization of deferred costs                           45.2       39.0
    Other                                                     9.1      (32.0)
  Change in non-current operating assets                    (66.7)     (72.4)
  Asbestos-related payments                                 (72.2)     (92.2)
  Asbestos-related insurance proceeds                        18.7       49.4
  Reduction of non-current liabilities                       (4.5)      (8.0)
  Change in components of working capital                  (138.8)      23.4
                                                         --------   --------
    Cash provided by operating activities                   230.4      238.8

Cash flows from investing activities:
  Additions to property, plant, and equipment              (278.4)    (290.6)
  Acquisitions, net of cash acquired                       (209.1)
  Net cash proceeds from divestitures                        55.7        5.3
                                                         --------   --------
    Cash utilized in investing activities                  (431.8)    (285.3)

Cash flows from financing activities:
  Additions to long-term debt                             1,704.8      103.6
  Repayments of long-term debt                           (1,810.8)    (114.1)
  Payment of finance fees and debt retirement costs        (159.7)
  Increase in short-term loans                               14.0       60.9
  Issuance of common stock                                  502.7        3.4
  Issuance of subsidiaries' stock                                        4.0
                                                         --------   --------
    Cash provided by financing activities                   251.0       57.8

Effect of exchange rate fluctuations on cash                 (8.0)      (8.1)
                                                         --------   --------
Increase in cash                                             41.6        3.2

Cash at beginning of period                                 160.9      109.4
                                                         --------   --------
Cash at end of period                                    $  202.5   $  112.6
                                                         ========   ========



                            See accompanying notes.

                             OWENS-ILLINOIS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      Tabular data in millions of dollars

1.  Acquisition of AVIR S.p.A.

At December 31, 1996, deposits, receivables, and other assets includes approximately $440 million of escrow funding in connection with the acquisition of AVIR S.p.A. ("AVIR"), the largest manufacturer of glass containers in Italy. On February 3, 1997, the Company completed the acquisition of 79% of AVIR. In addition to purchasing this controlling interest pursuant to an acquisition agreement, the Company acquired an additional 20% interest through a public tender offer and has initiated a second tender offer for the remaining 1%. Total consideration for 100% of the AVIR shares is currently expected to be approximately $571 million.

The acquisition is being accounted for under the purchase method of accounting. The total purchase cost of approximately $571 million will be allocated to the tangible and identifiable intangible assets and liabilities of AVIR based upon their respective fair values. The Company believes that a portion of the $241.5 million unallocated excess of purchase cost over net assets acquired will ultimately be allocated to property, plant, and equipment and certain identifiable intangible assets. Such allocations will be based upon valuations which have not been finalized. Accordingly, the allocation of the purchase consideration included in the accompanying Condensed Consolidated Balance Sheet at September 30, 1997, is preliminary. The accompanying Condensed Consolidated Results of Operations for the nine months ended September 30, 1997, includes eight months of AVIR operations.

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
                                                                    ======

2.  Pro Forma Information - AVIR Acquisition

Had the acquisition of AVIR described in Note 1 occurred on January 1, 1996, unaudited pro forma consolidated net sales, net earnings, and net earnings per share of common stock would have been as follows (in millions of dollars, except per share amounts):

                                         Three Months ended September 30, 1996
                                        --------------------------------------
                                                      Effect of
                                           As           AVIR             As
                                        Reported     Acquisition      Adjusted
                                        --------     -----------      --------
Net sales                               $1,014.7        $158.1        $1,172.8
                                        ========        ======        ========
Net earnings                            $   62.0        $  4.5        $   66.5
                                        ========        ======        ========
Net earnings per share of common stock  $   0.51                      $   0.55
                                        ========                      ========

                                         Nine Months ended September 30, 1996
                                        --------------------------------------
                                                      Effect of
                                           As           AVIR             As
                                        Reported     Acquisition      Adjusted
                                        --------     -----------      --------
Net sales                               $2,883.6        $457.5        $3,341.1
                                        ========        ======        ========
Net earnings                            $  168.2        $ 22.0        $  190.2
                                        ========        ======        ========
Net earnings per share of common stock  $   1.39                      $   1.57
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

Certain of the glass container products produced by AVIR are subject to seasonal demand; shipments of such products have typically been greater in the second and third quarters of the year compared to the first and fourth quarters. Net sales of AVIR for the full year 1996 were approximately $600 million. On a pro forma basis, the Company's full year 1996 net income increases approximately $16 million, or $0.13 per share, after giving effect to the AVIR acquisition.

The pro forma data does not purport to represent what the results of operations would actually have been if the AVIR acquisition had in fact occurred on the date indicated, or to project results of operations for any future period.

3.  Refinancing Plan

During the second quarter of 1997, the Company began implementation of a refinancing plan (the "Refinancing Plan") designed to reduce interest expense, reduce the amount of long-term debt, and improve financial flexibility. The Refinancing Plan, which was completed on October 15, 1997, included a $1.2 billion increase in the borrowing capacity under the Company's Bank Credit Agreement to a total of $3.0 billion, the sale of 16,936,100 shares of common stock, par value $.01 per share, for net proceeds of $464.2 million, the issuance of $300 million aggregate principal amount of 7.85% Senior Notes due May 15, 2004, the issuance of $300 million aggregate principal amount of 8.10% Senior Notes due May 15, 2007, and the retirement of approximately $1.9 billion of higher cost debt. The sale of the shares of common stock and the issuance of the Senior Notes were made pursuant to public offerings (the "Offerings").

Earnings per share are computed independently for each period presented. Due to the issuance of 16,936,100 shares of common stock in the second quarter of 1997 and the resultant effect on average shares outstanding, 1997 per share amounts calculated on a year-to-date basis do not equal the sums of such amounts calculated separately for each quarter.

4.  Pro Forma Information - Refinancing Plan

The following pro forma information gives effect to the various transactions related to the Refinancing Plan, described in Note 3, as if they had occurred at the beginning of the respective periods.

                                   Three Months Ended September 30,
                           --------------------------------------------------
                                   1997                       1996
                           --------------------     -------------------------
                                                    As Adjusted
                              As          As         for AVIR      As Further
                           Reported    Adjusted      (Note 2)       Adjusted
                           --------    --------     -----------    ----------
Net earnings
  (millions of dollars)       $91.8       $92.8           $66.5         $79.2
                              =====       =====           =====         =====
Net earnings per share of
  common stock                $0.65       $0.66           $0.55         $0.57
                              =====       =====           =====         =====
Weighted average shares
  outstanding (thousands)   140,333     140,333         120,360       137,296



                                     Nine Months Ended September 30,
                           --------------------------------------------------
                                   1997                       1996
                           --------------------     -------------------------
                                                    As Adjusted
                              As          As         for AVIR      As Further
                           Reported    Adjusted      (Note 2)       Adjusted
                           --------    --------     -----------    ----------
Net earnings
  (millions of dollars)      $233.3      $255.2          $190.2        $228.1
                             ======      ======          ======        ======
Net earnings per share of
  common stock               $ 1.77      $ 1.82          $ 1.57        $ 1.65
                             ======      ======          ======        ======
Weighted average shares
  outstanding (thousands)   131,277     139,690         120,235       137,171


The pro forma amounts reflect the elimination of interest expense related to the indebtedness redeemed or to be redeemed, additional interest expense related to the additional borrowings under the Bank Credit Agreement (using an assumed annual interest rate of 7.375%), interest on the Senior Notes, and related changes in amortization of deferred finance fees. The pro forma reduction in interest expense for the three and nine months ended
September 30, 1997, was $1.6 million and $35.5 million, respectively. The pro forma reduction in interest expense for the three and nine months ended September 30, 1996, was $20.6 million and $61.3 million, respectively. The provision for income taxes was adjusted at a rate of 38.25% for all periods to reflect the reduction in interest expense. The weighted average shares outstanding have been adjusted to reflect the issuance of 16,936,100 shares pursuant to the Refinancing Plan.

The pro forma data does not purport to represent what the results of operations would actually have been if the Refinancing Plan had actually occurred on the dates indicated, or to project results of operations for any future period.

5.  Inventories

Major classes of inventory are as follows:

                                     Sept. 30,       Dec. 31,        Sept. 30,
                                       1997            1996            1996
                                     ---------       --------        ---------
  Finished goods                        $432.4         $374.5           $372.5
  Work in process                          9.0            4.2              4.4
  Raw materials                           78.6           81.2             77.2
  Operating supplies                      59.2           34.7             40.3
                                        ------         ------           ------
                                        $579.2         $494.6           $494.4
                                        ======         ======           ======

6.  Long-Term Debt

The following table summarizes the long-term debt of the Company:
------------------------------------------------------------------------------
                                     Sept. 30,       Dec. 31,        Sept. 30,
                                       1997            1996            1996
Bank Credit Agreement:               ---------       --------        ---------
  Revolving Loans                     $1,894.0       $1,105.0         $  423.4
  Bid Rate Loans                         218.0                           155.0
Senior Notes:
  7.85%, due 2004                        300.0
  8.10%, due 2007                        300.0
Senior Debentures, 11%,
  due 1999 to 2003                        42.6        1,000.0          1,000.0
Senior Subordinated Notes:
  10-1/4%, due 1999                                     250.0            250.0
  10-1/2%, due 2002                                     150.0            150.0
  10%, due 2002                                         250.0            250.0
  9-3/4%, due 2004                                      200.0            200.0
  9.95%, due 2004                        100.0          100.0            100.0
Other                                    387.7          232.9            241.8
------------------------------------------------------------------------------
                                       3,241.9        3,287.9          2,770.2
  Less amounts due within one year        44.3           34.7             14.6
------------------------------------------------------------------------------
    Long-term debt                    $3,197.6       $3,253.2         $2,755.6
==============================================================================
In May 1997, the Company entered into an agreement with a group of banks ("Bank Credit Agreement" or "Agreement") which provides Revolving Loan Commitments under which the Company may borrow up to $3.0 billion through December 31, 2001. The Agreement includes an Overdraft Account facility providing for aggregate borrowings up to $50 million which reduce the amount available for borrowing under the Revolving Loan Commitments. In addition, the terms of the Bank Credit Agreement permit the Company to request Bid Rate Loans from banks participating in the Agreement. Borrowings outstanding under Bid Rate Loans are limited to $750 million and reduce the amount available for borrowing under the Revolving Loan Commitments. The Revolving Loan Commitments also provide for the issuance of letters of credit totaling up to $300 million.

At September 30, 1997, the Company had unused credit available under the Bank Credit Agreement of $810.5 million.

Revolving loans bear interest, at the Company's option, at the prime rate or a Eurodollar deposit-based rate plus a margin linked to the Company's Consolidated Leverage Ratio, as defined in the Agreement. The margin is currently .425% and is limited to a range of .275% to .625%. Overdraft Account loans bear interest at the prime rate minus the facility fee percentage, defined below. The weighted average interest rate on borrowings outstanding under the Bank Credit Agreement at September 30, 1997, was 6.12%. While no compensating balances are required by the Agreement, the Company must pay a facility fee on the Revolving Loan Commitments. The facility fee, currently .20%, is limited to a range of .125% to .375%, based on changes in the Company's Consolidated Leverage Ratio. The Agreement requires the maintenance of certain financial ratios, restricts the creation of liens and incurrence of indebtedness, and restricts certain types of business activities and investments.

In April 1997, the Company filed a registration statement with the Securities and Exchange Commission for the offering of up to $2.5 billion of debt securities, common stock, or both from time to time as market conditions permit. On May 16, 1997, pursuant to the registration statement, the Company completed the offerings of: (1) 14,750,000 shares of common stock at a public offering price of $28.50 per share; (2) $300 million aggregate principal amount of 7.85% Senior Notes due May 15, 2004; and (3) $300 million aggregate principal amount of 8.10% Senior notes due May 15, 2007. On May 23, 1997, the Company used the proceeds from these offerings in addition to borrowings under the Company's Bank Credit Agreement to redeem $957.4 million aggregate principal amount of the 11% Senior Debentures due 2003 pursuant to a tender offer and consent solicitation for such securities. On June 13, 1997, the Company issued an additional 2,168,100 shares of common stock pursuant to the partial exercise of the underwriters' overallotment option. On June 16, 1997, the Company redeemed all $250 million aggregate principal amount of the 10.25% Senior Subordinated Notes due 1999, and all $150 million aggregate principal amount of the 10.50% Senior Subordinated notes due 2002. The June 16, 1997, redemptions were funded by proceeds received from the June 13, 1997, issuance of common stock and borrowings under the Company's Bank Credit Agreement. On August 1, 1997, the Company redeemed all $250 million aggregate principal amount of the 10% Senior Subordinated Notes due 2002. On August 15, 1997, the Company redeemed all $200 million aggregate principal amount of the 9.75% Senior Subordinated Notes due 2004. On October 15, 1997, the Company redeemed all $100 million aggregate principal amount of 9.95% Senior Subordinated Notes due 2004. The August and October redemptions were funded by borrowings under the Company's Bank Credit Agreement.

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

7.  Extraordinary Charges from Early Extinguishment of Debt

During the third quarter of 1997, the Company used borrowings under its Bank Credit Agreement to redeem: (1) all $250 million aggregate principal amount of the 10% Senior Subordinated Notes due 2002, at 105% of the principal amount; and (2) all $200 million aggregate principal amount of the 9.75% Senior Subordinated Notes due 2004, at 104.875% of the principal amount. As a result, the Company recorded extraordinary charges for redemption premiums and the write-off of unamortized deferred finance fees totaling $26.6 million, net of applicable income tax effects of $10.2 million for the three months ended September 30, 1997.

In addition to the redemptions discussed above, during the second quarter of 1997, the Company used the proceeds from the Offerings along with borrowings under its Bank Credit Agreement to redeem: (1) $957.6 million aggregate principal amount of the 11% Senior Debentures due 2003, at 109.56% of the principal amount plus a $20 consent payment per debenture for consents to proposed amendments to the indenture relating to the debentures; (2) all $250 million aggregate principal amount of the 10.25% Senior Subotrdinated Notes due 1999, at 100% of the principal amount; and (3) all $150 million aggregate principal amount of the 10.50% Senior Subordinated Notes due 2002, at 105.25% of the principal amount. As a result, the Company recorded extraordinary charges for redemption premiums and the write-off of unamortized deferred finance fees totaling $163.5 million, net of applicable income tax effects of $62.6 million for the nine months ended September 30, 1997.

8.  Cash Flow Information

Interest paid in cash aggregated $222.9 million and $179.4 million for the nine months ended September 30, 1997 and September 30, 1996, respectively. Income taxes paid in cash totaled $59.2 million and $25.1 million for the nine months ended September 30, 1997 and September 30, 1996, respectively.

9.  Contingencies

The Company is one of a number of defendants (typically 10 to 20) in a substantial number of lawsuits filed in numerous state and federal courts by persons alleging bodily injury (including death) as a result of exposure to dust from asbestos fibers. From 1948 to 1958, one of the Company's former business units commercially produced and sold a high-temperature, clay-based insulating material containing asbestos. The insulation material was used in limited industrial applications such as shipyards, power plants and chemical plants. During its ten years in the high-temperature insulation business, the Company's aggregate sales of insulation material containing asbestos were less than $40 million. The Company exited the insulation business in April 1958. The traditional asbestos personal injury lawsuits and claims relating to such production and sale of asbestos material typically allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and punitive damages in various amounts (herein referred to as "asbestos claims"). As of September 30, 1997, the Company estimates that it is a named defendant in asbestos claims involving approximately 14,000 plaintiffs and claimants.

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

The Company is also one of a number of defendants in (i) bodily injury lawsuits involving plaintiffs who allege that they are or were maritime workers ("Maritime Claims"), (ii) a lawsuit on behalf of individuals in Pennsylvania who have no asbestos-related impairment, but nevertheless seek the costs of future medical monitoring ("Medical Monitoring Claims"), (iii) defendants' claims for contribution ("Contribution Claims") and (iv) lawsuits brought by public or private property owners alleging damages to their various properties ("Property Damage Claims"). Certain of these Maritime Claims,

Medical Monitoring Claims and Property Damage Claims seek class action treatment. Based on its past experience, the Company presently believes that the probable ultimate disposition of these Maritime Claims, Medical Monitoring Claims, Contribution Claims and Property Damage Claims will not involve any material additional liability and does not include them in the description herein of asbestos claims or in the total number of pending asbestos claims above.

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

As a result of payments and commitments that have been made by reinsurers pursuant to the OIL Settlement and the earlier settlement agreements described above in the United Insurance case and certain other available insurance, the Company has to date confirmed coverage for its asbestos-related costs of approximately $296.8 million. Of the total amount confirmed to date, $257.3 million had been received through September 30, 1997; and the balance of approximately $39.5 million will be received throughout 1997 and the next several years. The remainder of the insurance asset of approximately $213.2 million relates principally to the reinsurers who have not yet paid, and continue to contest, their reinsurance obligations under the OIL Settlement. This $213.2 million asset valuation at September 30, 1997 also reflects 1994 and 1995 reductions of $100 million and $40 million, respectively, in the insurance asset valuation of $650 million established in 1993, which had been made to reflect settlement activity and litigation developments in the United Insurance case.

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

10.  New Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS No. 128"), which is required to be adopted for periods ending after December 15, 1997. FAS No. 128 establishes standards for computing and presenting earnings per share. The adoption of FAS No. 128 by the Company is expected to result in no change in primary earnings per share for the three and nine month periods ended September 30, 1997 and 1996. The impact of FAS No. 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS No. 130"), which is required to be adopted for fiscal years beginning after December 15, 1997. FAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company's components of comprehensive income have historically been net earnings and foreign currency translation adjustments.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an

Enterprise and Related Information" ("FAS No. 131"), which is effective for financial statements for periods beginning after December 15, 1997. FAS No. 131 establishes revised standards for determining an entity's operating segments and the type and level of financial information to be presented related to such operating segments. The impact of FAS No. 131 on the Company's disclosures of operating segment information has not been determined.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations - Third Quarter 1997 compared with Third Quarter 1996

The Company recorded earnings before extraordinary items of $91.8 million for the third quarter of 1997 compared to net earnings of $62.0 million for the third quarter of 1996, an increase of $29.8 million. The third quarter of 1997 includes amounts relating to: (1) the recently acquired AVIR operations (see Note 1 to the financial statements) and (2) certain assets of Anchor Glass Container Corporation acquired on February 5, 1997 ("Anchor Assets"). Consolidated operating profit for the third quarter of 1997 was $212.2 million, an increase of $44.1 million, or 26.2%, compared to the same period in 1996. The increase is attributable to higher operating profit for both the Glass Containers segment and the Plastics and Closures segment, along with lower other retained costs. Interest expense, net of interest income, decreased $7.5 million due in part to the implementation of the Refinancing Plan (see Note 3 to the financial statements). Effects of the Refinancing Plan were partially offset by additional interest expense on debt incurred or assumed in connection with acquisitions. Net earnings of $75.4 million for the third quarter of 1997 reflect $16.4 million of extraordinary charges from the early extinguishment of debt.

Capsule segment results (in millions of dollars) for the third quarter of 1997 and 1996 were as follows:

----------------------------------------------------------------------------
                                 Net sales
                         (Unaffiliated customers)          Operating profit
----------------------------------------------------------------------------
                              1997          1996          1997          1996
                          --------      --------      --------      --------
Glass Containers          $  957.5      $  747.1      $  162.8      $  126.6
Plastics and Closures        281.6         266.6          46.4          42.8
Eliminations and other
   retained costs               .4            .4           3.0          (1.3)
----------------------------------------------------------------------------
Consolidated total        $1,239.5      $1,014.1      $  212.2      $  168.1
============================================================================
Consolidated net sales for the third quarter of 1997 increased $225.4 million, or 22.2%, over the prior year. Net sales of the Glass Containers segment increased $210.4 million, or 28.2%, from 1996. The combined U.S. dollar sales of the segment's foreign affiliates increased over the prior year, reflecting the recent acquisition of AVIR (which contributed approximately $154 million to third quarter 1997 U.S. dollar sales) and increased unit shipments. Domestically, glass container unit shipments increased over prior year, reflecting additional business gained through the acquisition of the Anchor Assets and increased shipments in most end uses. Net sales of the Plastics and Closures segment increased $15.0 million, or 5.6%, over 1996. Increased shipments of plastic containers for personal care items such as hair care, skin care, and body wash products contributed to the increase.

Consolidated operating profit for the third quarter of 1997 increased $44.1 million, or 26.2%, to $212.2 million from third quarter 1996 operating profit of $168.1 million. The operating profit of the Glass Containers segment increased $36.2 million to $162.8 million, compared to $126.6 million in the third quarter of 1996. The combined U.S. dollar operating profit of the segment's foreign affiliates increased from the third quarter of 1996. AVIR contributed approximately $25 million to third quarter 1997 U.S. dollar operating profit. Improved results at the segment's affiliates in Venezuela and Brazil were offset by the effects of reduced export shipments from Hungary and the temporary downtime and additional expenses associated with scheduled rebuilds of glass melting furnaces at some international affiliates. Domesti-cally, operating profit of the Glass Containers segment increased from the third quarter of 1996. Third quarter 1997 operating profit benefitted from increased sales volume in most end uses, along with the incremental business gained through the acquisition of the Anchor Assets. The operating profit of the Plastics and Closures segment increased $3.6 million, or 8.4%, compared to the third quarter of 1996. The increase resulted from higher unit shipments in most businesses, particularly plastic containers for personal care items. Other retained costs for the third quarter of 1997 were lower principally due to higher net financial services income and the reported gain on an asset sale.

First Nine Months 1997 compared with First Nine Months 1996

For the first nine months of 1997, the Company recorded earnings before extraordinary items of $233.3 million compared to net earnings of $168.2 million for the first nine months of 1996. Excluding the effects of the 1997 unusual items discussed below, the Company's first nine months of 1997 earnings before extraordinary items of $225.7 million increased $57.5 million, or 34.2%, over first nine months of 1996 net earnings of $168.2 million. The first nine months of 1997 includes amounts relating to: (1) the recently acquired AVIR operations and (2) the Anchor Assets acquired on February 5, 1997. Consolidated segment operating profit, excluding the 1997 unusual items, was $586.4 million for the first nine months of 1997, an increase of $103.2 million, or 21.4%, compared to the same 1996 period. The increase is attributable to higher operating profit for both the Glass Containers segment and the Plastics and Closures segment, along with lower retained costs. The Company's estimated effective tax rate, excluding the effect of the Kimble Glass gain discussed below, was 34.2% for the first nine months of 1997, compared with 34.0% estimated for the first nine months of 1996 and the actual rate of 32.4% for the full year 1996. Net earnings of $132.4 million for the first nine months of 1997 reflect $100.9 million of extraordinary charges from the early extinguishment of debt.

Capsule segment results (in millions of dollars) for the first nine months of 1997 and 1996 were as follows:

----------------------------------------------------------------------------
                                 Net sales
                         (Unaffiliated customers)          Operating profit
----------------------------------------------------------------------------
                              1997          1996          1997          1996
                          --------      --------      --------      --------
Glass Containers          $2,664.2      $2,086.0      $  428.9      $  355.8
Plastics and Closures        855.0         796.3         155.6         135.7
Eliminations and other
   retained costs (a)          1.1           1.3           4.1          (8.3)
----------------------------------------------------------------------------
Consolidated total        $3,520.3      $2,883.6      $  588.6      $  483.2
============================================================================
(a) Operating profit for 1997 includes: (1) a gain of $16.3 million on the sale of the remaining 49% interest in Kimble Glass, and (2) charges of $14.1 million principally for the estimated cost of guaranteed lease obligations of a previously divested business. These items were recorded in the first quarter of 1997.

Consolidated net sales for the first nine months of 1997 increased $636.7 million, or 22.1%, over the prior year. Net sales of the Glass Containers segment increased $578.2 million, or 27.7%, over 1996. The combined U.S. dollar sales of the segment's foreign affiliates increased over the prior year, reflecting the recent acquisition of AVIR (which contributed approxi-mately $394 million to first nine months 1997 U.S. dollar sales), improved pricing in Venezuela and increased unit shipments at several other affiliates, particularly those affiliates located in Colombia and the United Kingdom. Domestically, glass container unit shipments increased over prior year, reflecting additional business gained through the acquisition of the Anchor Assets and increased shipments in most end uses. Net sales of the Plastics and Closures segment increased $58.7 million, or 7.4%, over 1996. Increased shipments of plastic containers for personal care items such as hair care, skin care, and body wash products along with increased demand for prescription containers contributed to the increase.

Consolidated operating profit for the first nine months of 1997, excluding the 1997 unusual items, increased $103.2 million, or 21.4%, to $586.4 million from first nine months 1996 operating profit of $483.2 million. The operating profit of the Glass Containers segment increased $73.1 million to $428.9 million, compared to $355.8 million in the first nine months of 1996. The combined U.S. dollar operating profit of the segment's foreign affiliates increased from the first nine months of 1996. AVIR contributed approximately $58 million to first nine months 1997 U.S. dollar operating profit. Improved results at the segment's affiliates in Venezuela and Poland more than offset the effects of reduced export shipments from Hungary and soft market condi-tions in Brazil. Domestically, operating profit of the Glass Containers segment increased from the same 1996 period. First nine months 1997 operating profit benefitted from increased sales volume in most end uses, along with the incremental business gained through the acquisition of the Anchor Assets. The operating profit of the Plastics and Closures segment increased $19.9 million, or 14.7%, compared to the first nine months of 1996. The increase resulted from improved manufacturing performance and increased unit shipments in most businesses, particularly plastic containers for personal care items. Other retained costs, excluding the 1997 unusual items discussed below, were $1.9 million income for the first nine months of 1997 compared to $8.3 million expense for the first nine months of 1996, reflecting higher net financial services income and the reported gain on an asset sale.

Capital Resources and Liquidity

The Company's total debt at September 30, 1997 was $3.36 billion compared to $3.39 billion at December 31, 1996 and $2.88 billion at September 30, 1996.

At September 30, 1997, the Company had available credit totaling $3 billion under its May 15, 1997 Bank Credit Agreement, expiring in December 2001, of which $810.5 million had not been utilized. At December 31, 1996, total commitments under the Company's previous credit facility were $1.8 billion of which $628.7 million of credit had not been utilized. The increased utiliza-tion of the Bank Credit Agreement resulted in large part from implementation of the Refinancing Plan and expenditures related to the acquisition of the Anchor Assets. Utilization was also higher as a result of borrowings for capital expenditures and asbestos-related payments, partially offset by proceeds received from the sale of the Company's remaining 49% in Kimble Glass and cash provided by operations, including cash received for settlement of a portion of the insurance asset for asbestos-related costs. Cash provided by operating activities was $230.4 million for the first nine months of 1997 compared to $238.8 million in 1996.

During the second quarter of 1997, the Company filed a registration statement with the Securities and Exchange Commission for the offering of up to $2.5 billion of debt securities, common stock, or both from time to time as market conditions permit. On May 16, 1997, the Company completed the offerings of:
(1) 14,750,000 shares of common stock at a public offering price of $28.50 per share; (2) $300 million aggregate principal amount of 7.85% Senior Notes due May 15, 2004; and (3) $300 million aggregate principal amount of 8.10% Senior Notes due May 15, 2007. On May 23, 1997, the Company used the proceeds from these offerings in addition to borrowings under the Company's Bank Credit Agreement to redeem $957.4 million aggregate principal amount of the 11% Senior Debentures due 2003, which represents more than 95% of the aggregate principal amount of these securities outstanding, pursuant to a tender offer and consent solicitation for such securities. Total consideration for each $1,000 principal amount of the 11% Senior Debentures redeemed on May 23, 1997 was $1,115.60, which included a $20 payment for consents to amendments to the related indenture. On June 13, 1997, the Company issued an additional 2,186,100 shares of common stock pursuant to the partial exercise of the underwriters' overallotment option. On June 16, 1997, the Company redeemed all $250 million aggregate principal amount of the 10.25% Senior Subordinated Notes due 1999, at 100% of principal amount, and all $150 million aggregate principal amount of the 10.50% Senior Subordinated Notes due 2002, at 105.25% of principal amount. The June 16, 1997, redemptions were funded by proceeds received from the June 13, 1997, issuance of common stock and borrowings under the Company's Bank Credit Agreement. On August 1, 1997, the Company redeemed all $250 million aggregate principal amount of the 10% Senior Subordinated Notes due 2002, at 105% of principal amount. On August 15, 1997, the Company redeemed all $200 million aggregate principal amount of the 9.75% Senior Subordinated Notes due 2004, at 104.875% of principal amount. On October 15, 1997, the Company redeemed all $100 million aggregate principal amount of the 9.95% Senior Subordinated Notes due 2004, at 104.975% of principal amount. These redemptions were funded by borrowings under the Company's Bank Credit Agreement. The results of all the above refinancing actions include both a reduction of indebtedness and lower overall interest rates. The favorable effect on annual interest expense amounts to approximately $80 million, based upon the 1996 pro forma calculations.

The Company anticipates that cash flow from its operations and from utiliza-tion of credit available through December 2001 under the Bank Credit Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations. The Company faces additional demands upon its liquidity for asbestos-related payments. Based on the Company's expecta-tions regarding favorable trends which should lower its aggregate payments for lawsuits and claims and its expectation of the collection of its insurance coverage and reimbursement for such lawsuits, and also based on the Company's expected operating cash flow, the Company believes that the payment of any deferred amounts of previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits and claims associated with asbestos, will not have a material adverse effect upon the Company's liquidity on a short-term or long-term basis.

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


                               OWENS-ILLINOIS, INC.


Date November 13, 1997      By /s/ Lee A. Wesselmann
     -----------------         --------------------------------------------
                               Lee A. Wesselmann, Senior Vice President and
                               Chief Financial Officer (Principal Financial
                               Officer)




                               OWENS-ILLINOIS GROUP, INC.


Date November 13, 1997      By /s/ Lee A. Wesselmann
     -----------------         --------------------------------------------
                               Lee A. Wesselmann, Senior Vice President and
                               Chief Financial Officer (Principal Financial
                               Officer)

                               INDEX TO EXHIBITS


Exhibit

  12       Computation of Ratio of Earnings to Fixed Charges.

  23       Consent of McCarter & English.

  27       Financial Data Schedule.