Form 10-K
period 1997-12-31
OWENS ILLINOIS INC /DE/
filed 1998-03-30
CIK 812074

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                   FORM 10-K
(Mark One)
 [X]         Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                 For the fiscal year ended December 31, 1997
                                       or
 [ ]        Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                              OWENS-ILLINOIS, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                          1-9576              22-2781933
(State or other jurisdiction of          (Commission          (IRS Employer
incorporation or organization)           file number)      Identification No.)

   One SeaGate, Toledo, Ohio                                        43666
(Address of principal executive offices)                          (Zip Code)

      Registrant's telephone number, including area code:  (419) 247-5000

          Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
Title of each class                                  which registered
-------------------                             ------------------------
Common Stock, $.01 par value                    New York Stock Exchange
7.85% Senior Notes due 2004                     New York Stock Exchange
8.10% Senior Notes due 2007                     New York Stock Exchange
11% Senior Debentures due December 1, 2003      New York Stock Exchange


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



      Yes        x                        No
          -----------------                  -----------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                                 [ ]

     The aggregate market value (based on the consolidated tape closing price on February 28, 1998) of the voting stock beneficially held by non-affiliates of Owens-Illinois, Inc. was approximately $3,965,023,000. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors and executive officers of the Company. Such interpretation is not intended to be, and should not be construed to be, an admission by Owens-Illinois, Inc. or such directors or executive officers of the Company that such directors and executive officers of the company are "affiliates" of Owens-Illinois, Inc., as that term is defined under the Securities Act of 1934.


     The number of shares of Common Stock, $.01 par value, of Owens-Illinois, Inc. outstanding as of February 28, 1998, was 140,609,608.



                      DOCUMENTS INCORPORATED BY REFERENCE

Part III    Owens-Illinois, Inc. Proxy Statement for The Annual Meeting of
            Share Owners To Be Held Wednesday, May 13, 1998 ("Proxy Statement").
















                           (Cover page 2 of 2 pages)

                                 TABLE OF CONTENTS
                                 -----------------

      PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
            ITEM 1.     BUSINESS . . . . . . . . . . . . . . . . . . . . .   1
            ITEM 2.     PROPERTIES . . . . . . . . . . . . . . . . . . . .  12
            ITEM 3.     LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . .  13
            ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                        HOLDERS. . . . . . . . . . . . . . . . . . . . . .  13
                        EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . . .  14
      PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17
            ITEM 5.     MARKET FOR OWENS-ILLINOIS, INC.'S COMMON STOCK
                        AND RELATED SHARE OWNER MATTERS. . . . . . . . . .  17
            ITEM 6.     SELECTED FINANCIAL DATA. . . . . . . . . . . . . .  18
            ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . .  22
            ITEM 7.(a).      QUALITATIVE AND QUANTITATIVE DISCLOSURES
                             ABOUT MARKET RISK . . . . . . . . . . . . . .  28
            ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . .  31
            ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . .  69
      PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  70
            ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE
                        REGISTRANT . . . . . . . . . . . . . . . . . . . .  70
            ITEMS 11.   EXECUTIVE COMPENSATION AND CERTAIN RELATIONSHIPS
            and 13.     AND RELATED TRANSACTIONS . . . . . . . . . . . . .  70
            ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                        AND MANAGEMENT . . . . . . . . . . . . . . . . . .  70
      PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  71
            ITEM 14.(a).     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES. .  71
            ITEM 14.(b).     REPORTS ON FORM 8-K . . . . . . . . . . . . .  76
      SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  77
      SCHEDULES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   S-1
      EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . E-1

                                    PART I

ITEM 1.     BUSINESS

General Development of Business

Owens-Illinois, Inc. (the "Company"), through its subsidiaries, is the successor to a business established in 1903. The Company is one of the world's leading manufacturers of packaging products. Approximately one of every two glass containers made worldwide is made by the Company, its affiliates or licensees. In addition to being the largest manufacturer of glass containers in the United States, North America, South America and India, and the second largest in Europe, the Company is a leading manufacturer in the United States of plastic containers, plastic closures, plastic prescription containers, labels, and multipack plastic carriers for beverage containers. Since 1992, through acquisitions and investments strategic to its core businesses, the Company has furthered its market leadership position in the geographic areas in which it competes. During the years 1993 through 1997, the Company has invested more than $1.5 billion in capital expenditures (excluding acquisition expenditures) to improve productivity and increase capacity in key locations.

In February 1997, the Company completed the acquisition of 79% of AVIR S.p.A. ("AVIR"), the largest manufacturer of glass containers in Italy and the Czech Republic, and the fourth largest in Spain. In addition to purchasing this controlling interest pursuant to an acquisition agreement, the Company acquired an additional 20% interest through public tender offers completed during the second half of 1997. Total purchase cost for AVIR was approximately $586 million. AVIR has 15 manufacturing facilities throughout Italy and two manufacturing facilities in each of the Czech Republic and Spain. The AVIR operations contributed over $500 million to 1997 consolidated sales.

Also in February 1997, the Company acquired certain assets of one of its major competitors in the U.S. glass container segment of the rigid packaging industry, Anchor Glass Container Corporation, which had filed for protection under Chapter 11 of the United States Bankruptcy Code. The assets acquired included two glass container manufacturing facilities and the assumption of contractual agreements with a major U.S. brewer, including a partnership interest in a glass container manufacturing facility ("the Anchor Assets"). The Company acquired the Anchor Assets for approximately $125 million plus the assumption of certain liabilities.

During the second quarter of 1997, the Company implemented a refinancing plan (the "Refinancing Plan") designed to reduce interest expense, reduce the amount of long-term debt, and improve financial flexibility. The Refinancing Plan, which was completed on October 15, 1997, included a $1.2 billion increase in the borrowing capacity under the Company's bank credit agreement to a total of $3.0 billion, the sale of 16,936,100 shares of common stock, par value $.01 per share, for net proceeds of $464.2 million, the issuance of $600 million of senior notes at an average interest rate of approximately 8%, and the retirement of approximately $1.9 billion of higher cost debt. The sale of the shares of common stock and the issuance of the senior notes were made pursuant to public offerings.

On March 1, 1998, the Company signed a definitive agreement to acquire the worldwide glass and plastic packaging businesses of BTR Plc ("BTR") in an all cash transaction valued at approximately $3.6 billion (the "BTR Acquisition"). The BTR Acquisition is subject to the approval of BTR's shareholders and regulatory approvals. Although there can be no assurance of these approvals, the Company believes that the approvals will be obtained and that the BTR Acquisition will close in the second quarter of 1998.

The Company has secured commitments from certain banks participating in its current bank credit agreement to provide financing to consummate the BTR Acquisition. Following the closing, the Company plans to refinance a portion of the bank borrowings with public offerings of debt and equity securities.
On March 6, 1998, the Company filed a universal shelf registration statement with the Securities and Exchange Commission for offerings of up to $4.0 billion of debt securities, preferred stock, common stock, or some combination thereof from time to time as market conditions permit.

BTR's glass packaging unit is the leading glass container manufacturer in Australia and New Zealand, a leading supplier in the United Kingdom and participates in joint ventures in China and Indonesia. The Company has provided technology and equipment to BTR's glass container operations since 1967 and to certain BTR plastics businesses under a series of technical assistance agreements.

In plastics, BTR is a leading supplier of polyethylene terephthalate (PET) hot fill food and drink containers, with operations in the United States, Australia, New Zealand, the United Kingdom, the Netherlands, and in emerging markets in such areas as Brazil, China, Hungary, Mexico and Saudi Arabia through its Continental PET Technologies unit. In addition, BTR's ACI operations in Australia and New Zealand produce a variety of plastic bottles and closures of high density polyethylene and polypropylene.

Since 1991, excluding the BTR Acquisition, the Company has acquired 10 glass container companies serving emerging markets and eight plastic packaging operations. These acquisitions are consistent with the Company's strategy to maintain leadership in glass and plastic packaging and to pursue revenue and earnings growth opportunities around the world. BTR's worldwide glass and packaging businesses had 1997 sales of approximately $1.5 billion.

The principal executive office of the Registrant is located at One SeaGate, Toledo, Ohio 43666; the telephone number is (419) 247-5000.


Financial Information about Industry Segments

Information as to sales, operating profit, and identifiable assets by industry segment is included on pages 65 - 67.

Narrative Description of Business

The Company has two industry segments: (1) Glass Containers and (2) Plastics Group. Below is a description of these segments and information to the extent material to understanding the Company's business taken as a whole.


Products and Services, Customers, Markets and Competitive Conditions, and Methods of Distribution

GLASS CONTAINERS INDUSTRY SEGMENT

The Company is a leading manufacturer of glass containers throughout the world. In addition to being the largest maker of glass containers in the United States, North America, South America and India, the Company also is a leading manufacturer of glass packaging in Europe. Worldwide glass container sales represented 71%, 66%, and 66% of the Company's consolidated net sales for the years ended December 31, 1997, 1996, and 1995, respectively. The Company believes that its internally developed machines are significantly more efficient and productive than those used by its competitors, making it the low-cost manufacturer and a recognized technological leader in the industry.

The Company currently has technical assistance agreements with 36 different companies in 38 countries. These agreements, which cover areas ranging from manufacturing and engineering assistance to support in functions such as marketing, sales, and administration, allow the Company to participate in the worldwide growth of the glass container industry. The Company believes these associations and its technical expertise will afford it opportunities to participate in the glass business in regions of the world where the Company does not currently have a presence.

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

The Company's product development efforts in glass containers are aimed at providing custom designed packaging systems to customers and consumers. Product lines designed to complement glass containers include product extensions related to single service packages for teas, juices and soft drinks and innovative secondary packaging systems such as closures, carriers and labeled containers.

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

Markets and Competitive Conditions
----------------------------------
Exclusive of the BTR Acquisition expected to close in the second quarter of 1998, the Company has glass container operations located in 18 countries. The principal markets for the Company's glass products are in the United States, Latin America and Europe. The Company has the leading market share of the glass segment of United States beer and food (including juices and teas) packaging. Excluding E & J Gallo Winery Inc., which manufactures its own containers, the Company believes it is a leading supplier of glass for wine and wine coolers. Internationally, the Company is the leading producer of glass containers in most of the geographic markets in which it is located.

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

Domestic Glass Operations
-------------------------
The Company has an approximate 45% share of the glass container category of the U.S. rigid packaging market. Domestically, the Company operates 22 glass container manufacturing facilities, a sand plant and two machine shops which manufacture high-productivity glass-making machines. Marketing under the trade name Owens-Brockway, the Company believes that its 1997 U.S. glass container sales were significantly higher than the sales of its nearest U.S. glass container competitor, Ball-Foster.

Unit shipments in the U.S. to brewers and food producers, including producers of juices and teas, approximated 90%, 90%, and 87% of the Company's total U.S. glass container unit shipments for 1997, 1996, and 1995, respectively.

During 1997, total glass container industry shipments within the United States rigid packaging market were slightly below 1996 shipment levels. Shipments declined in 1997 as a result of lower demand for food containers, including tea and juice bottles, partially offset by increased shipments of beer containers. The Company's share of the United States glass container market increased several percentage points during this time.

Industry capacity in North America is expected to be aligned more closely with demand. During 1997, closings of four U.S. glass container plants and one in Canada were initiated by companies operating in the U.S. glass container industry. Overall, the Company expects glass containers' share of the United States rigid packaging market to remain relatively stable compared to 1997 levels and that the Company will maintain its share of the glass container segment due in part to the Company's ongoing improvement in operating efficiencies and its technological leadership.

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

International Glass Operations
------------------------------
The Company has added to its international operations by acquiring glass container companies with leading positions in growing or established markets, increasing capacity at selected foreign affiliates, and maintaining the global network of glass container companies that license the Company's technology. Exclusive of the BTR Acquisition expected to close in the second quarter of 1998, the Company has significant ownership positions in 19 companies located in 16 foreign countries and Puerto Rico. Most of the Company's international glass affiliates are the leading container manufacturers in their respective countries, producing a full line of containers for the soft drink, beer, wine, liquor, food, drug and chemical industries. Some of these companies also produce molds, mold parts, sand and feldspar, limestone, machines and machine parts, glass insulators, rolled glass, sheet glass and glass tableware. The Company's principal international glass affiliates are located in Latin America and Europe.

Outside of the United States, unit shipments of glass containers have grown substantially in recent years. International glass operations are benefiting from increased consumer spending power, increased privatization of industry, a favorable climate for foreign investment, and global expansion programs by major customers. The lowering of trade barriers has resulted in healthier economies, rising standards of living, and growing demand for consumer products and quality packaging in developing countries. The increasing demand for quality packaging products in developing countries, where per capita glass container consumption is low, but rising, continues to create growth opportunities. This is reinforced by the fact that in many developing countries glass has a significant cost advantage over plastic and metal containers. Technologies which have produced productivity improvements in the Company's United States Glass Container operations are also being applied to the operations of foreign affiliates. The Company is continuing to pursue additional strategic alliances with international partners whose markets are growing and whose manufacturing operations can be enhanced by the Company's state-of-the-art technology and equipment, which enables such operations to improve quality, increase productivity, reduce bottle weights, and decrease energy consumption. Revenues generated in countries where the Company does not have a direct ownership position may also provide a benefit to the Company in the form of royalties tied to sales volume of the Company's licensees.

The Company's significant ownership positions in international glass affiliates are summarized below:

                                                              Owens-Illinois
Company/Country                                                 Ownership
---------------                                               --------------
Avirunion, a.s., Czech Republic                                   100.0%
Karhulan Lasi Oy, Finland                                         100.0
Oroshaza Glass Manufacturing and Trading, Kft., Hungary           100.0
AVIR S.p.A., Italy                                                100.0
United Glass Ltd., United Kingdom                                 100.0
Centro Vidriero de Venezuela, C.A., Venezuela                     100.0
Manufacturera de Vidrios Planos, C.A., Venezuela                  100.0
Owens-Illinois de Venezuela, C.A., Venezuela                       92.2
A/S Jarvakandi Klaas, Estonia                                      82.0
Owens-Illinois de Puerto Rico, Puerto Rico                         80.0
Comphania Industrial Sao Paulo e Rio, Brazil                       79.4
Vidrios Industriales, S.A., Peru                                   77.2
Wuhan Owens Glass Container Company, Ltd., China                   70.0
Fabrica Boliviana de Vidrios, S. A., Bolivia                       68.8
Cristaleria del Ecuador, S.A., Ecuador                             66.8
Vidrieria Rovira, S.A., Spain                                      62.4
Cristaleria Peldar, S.A., Colombia                                 57.6
Owens-BILT Limited, India                                          51.0
Huta Szkla Jaroslaw S.A., Poland                                   49.3


As discussed in the section "General Development of Business," on March 1, 1998, the Company signed a definitive agreement to acquire the worldwide glass and plastic packaging businesses of BTR.


PLASTICS GROUP INDUSTRY SEGMENT

The Company is a leading plastic container manufacturer in the United States. The Company is the market leader in most plastic segments in which it competes. Plastic container sales represented 15%, 17%, and 16% of the Company's consolidated net sales for the years ended December 31, 1997, 1996, and 1995, respectively. The Company's Plastics Group segment is comprised of four business units.

Plastic Containers. This unit, with 22 factories, manufactures rigid, semi-rigid, flexible and multi-layer plastic containers for a wide variety of uses, including household products, personal care products, health care products, chemicals and automotive products and food.

Closure and Specialty Products. This unit, with 11 manufacturing facilities, develops and produces closures and closure systems which incorporate functional features such as tamper evidence, child resistance and dispensing. In addition, this unit's diverse product line includes trigger sprayers, finger pumps, and lotion pumps, as well as metal closures and finger pumps for the fragrance and cosmetic industry. In the United States, the Company has a sole license for Alcoa's technology for compression molded, tamper evident, thermoplastic closures. This unit also manufactures custom injection molded products, such as deodorant canisters and toothpaste dispensers.

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

Label and Carrier Products. The broad line of labels produced by this unit includes polyethylene labels for in-mold labeling (IML) and laminated labels for beverage containers. The proprietary Contour-Pak plastic carrier line for bottles is also produced by this unit. This carrier line is predominantly used as six-pack and four-pack carriers for iced teas and other fruit drinks.

Markets. Major markets for these units include the household products, personal care products, health care products, and food and beverage industries.

The plastic segment of the rigid packaging market is competitive and fragmented due to generally available technology, low costs of entry and customer emphasis on low package cost. A large number of competitors exists on both a national and regional basis. The Company competes by emphasizing total package supply (i.e. bottle, label, and closure system), diversified market positions, proprietary technology and products, new package development, and packaging innovation. The Company is the only producer of the Contour-Pak carrier. The market for closures is divided into various categories in which several suppliers compete for business on the basis of price and product design.

The Company's strategy has been to compete in the segments of the plastic packaging market where customers seek to use distinctive packaging to differentiate their products among a growing array of choices offered to consumers. The Company believes it is a leader in technology and development of custom products and has a leading market position for such products. The Company believes its plastic container and closure businesses have a competitive advantage as a result of one of the shortest new product development cycles in the industry, enabling the Company to provide superior service in the service-sensitive custom plastic container market. The Company's product innovations in plastic containers and closures include in-mold labeling for custom molded bottles, Contour-Pak carriers for 4, 6 and 8-pack applications, multilayer structured bottles containing post consumer recycled resin, Flex-Band and PlasTop tamper-evident closures, Clic Loc child-resistant closures and Pharmacy Mate reversible prescription container closures. Recycling content legislation, which has been enacted in several states, requires that a certain specified minimum percentage of recycled plastic be included in new plastic products. The Company has met such legislated standards in part due to its material and multilayer process technology.

The Company's Plastics Group segment currently has technical assistance agreements or cross-licenses with 18 companies in 12 countries. These agreements, which cover areas ranging from manufacturing and engineering assistance to support in functions such as marketing, sales, and administration, allow the Company to participate in the worldwide growth of the plastic packaging industry.

As discussed in the section "General Development of Business," on March 1, 1998, the Company signed a definitive agreement to acquire the worldwide glass and plastic packaging businesses of BTR.

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

Seasonality

Sales of particular products of the Glass Containers and Plastics Group business segments such as beer and certain food containers are seasonal, with shipments typically greater in the second and third quarters of the year.

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

Research and Development

Research and development constitutes an important part of the Company's activities. Research and development expenditures were $28.9 million, $31.1 million, and $30.3 million, for 1997, 1996, and 1995, respectively. Operating engineering expenditures were $29.9 million, $25.6 million, and $24.5 million for 1997, 1996, and 1995, respectively. In addition to new product development, substantial portions of the technical effort are devoted to increased process control, automatic inspection, and automation. No material amount of money was spent on customer-sponsored research activities during 1997, 1996, or 1995.

Environment

The Company's operations, in common with those of the industry generally, are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Capital expenditures for property, plant, and equipment for environmental control activities were not material during 1997.

A number of states have enacted, or are considering, legislation to promote curbside recycling and recycled content legislation as alternatives to mandatory deposit laws. Although such legislation is not uniformly developed, the Company believes that states will continue to enact and develop curbside recycling and recycling content legislation.

Sales of non-refillable glass beverage bottles and other convenience packages are affected by mandatory deposit laws and other types of restrictive legislation. As of January 1, 1998, there are nine states with mandatory deposit laws in effect.

Plastic containers have also been the subject of legislation in various states. The Company utilizes recycled plastic resin in its manufacturing processes. During 1997 and 1996, many plastic containers for products other than food, drugs, and cosmetics contained 25% post consumer resin. The Company believes it is a industry leader in such technology.

Although the Company is unable to predict what legislation or regulations may be adopted in the future with respect to environmental protection and waste disposal, compliance with existing legislation and regulations has not had, and is not expected to have, a material adverse effect on its capital expenditures, results of operations, or competitive position.

Number of Employees

The Company's operations employed approximately 32,400 persons at December 31, 1997. A majority of these employees are hourly workers covered by collective bargaining agreements, the principal one of which was renewed early in 1996 for three years. The Company considers its employee relations to be good.
The Company has not had any material labor disputes in the last five years, and does not anticipate any material work stoppages in the near term.

Financial Information about Foreign and Domestic Operations and Export Sales

Information as to net sales, operating profit, and identifiable assets of the Company's operating and geographic segments is included on pages 65 - 67. Export sales, in the aggregate or by geographic area, were not material for the years 1997, 1996, or 1995.

ITEM 2.  PROPERTIES

The principal manufacturing facilities and other material important physical properties of the continuing operations of the Company at December 31, 1997 are listed below and grouped by industry segment. All properties shown are owned in fee except where otherwise noted.

Glass Containers (3)                          Napoli, Italy
  Glass Container Plants                      Pordenone, Italy
    Atlanta, GA                               Rome, Italy
    Auburn, NY                                Terni, Italy
    Brockway, PA                              Trento, Italy
    Charlotte, MI                             Treviso, Italy
    Chicago Heights, IL (1)                   Varese, Italy
    Clarion, PA (1)                           Callao, Peru
    Crenshaw, PA                              Jaroslaw, Poland
    Danville, VA                              Vega Alta, Puerto Rico
    Hayward, CA                               Barcelona, Spain (2 plants)
    Lakeland, FL                              St. Albans, United Kingdom
    Lapel, IN                                 Alloa, United Kingdom
    Los Angeles, CA                           Harlow, United Kingdom
    Muskogee, OK (1)                          Peasley, United Kingdom
    Oakland, CA                               Caracas, Venezuela
    Portland, OR                              Guarenas, Venezuela
    Streator, IL                              Valencia, Venezuela
    Toano, VA                                 Valera, Venezuela
    Tracy, CA
    Volney, NY                              Flat Glass Plant
    Waco, TX                                  La Victoria, Venezuela
    Winston-Salem, NC
    Zanesville, OH                          Insulator Plant
    La Paz, Bolivia                           Alessandria, Italy
    Rio de Janeiro, Brazil
    Sao Paulo, Brazil                       Machine Shops
    Wuhan, China                              Brockway, PA
    Envigado, Colombia                        Godfrey, IL
    Zipaquira, Colombia                       Manaus, Brazil
    Sokolov, Czech Republic
    Teplice, Czech Republic                 Mold Shop
    Guayaquil, Ecuador                        Napoli, Italy
    Jarvakandi, Estonia
    Karhula, Finland                        Sand Plants
    Oroshaza, Hungary                         Ione, CA (2)
    Pondicherry, India                        Devilla, United Kingdom
    Pune, India
    Rishikesh, India                      Plastics Group (3)
    Asti, Italy                             Plastic Container Plants
    Bari, Italy (2 plants)                    Atlanta, GA
    Bologna, Italy                            Baltimore, MD
    Cagliari, Italy                           Belvidere, NJ
    Milan, Italy                              Charlotte, NC

    Chicago, IL                             Closure & Specialty Products Plants
    Cincinnati, OH (1)                        Bridgeport, CT
    Edison, NJ                                Brookville, PA
    Findlay, OH                               Chattanooga, TN
    Florence, KY (1)                          Constantine, MI (1)
    Greenville, SC                            El Paso, TX (2)
    Harrisonburg, VA                          Erie, PA
    Kansas City, MO (2)                       Franklin, IN
    La Mirada, CA (2)                         Hamlet, NC
    Nashua, NH                                Maumee, OH (2)
    Newburyport, MA                           Waterbury, CT
    Rossville, GA (2)                         Las Piedras, Puerto Rico
    St. Louis, MO (2)
    Sullivan, IN                            Mold Shop
    Vandalia, IL (1)                          Kansas City, MO (2)
    Washington, NJ (2)
    Ryttyla, Finland                      Corporate Facilities
    Mexico City, Mexico                     World Headquarters Building
                                            Toledo, OH (2)
  Prescription Products Plant
    Berlin, OH (1)                          Levis Development Park
                                            Perrysburg, OH
  Label and Carrier Products Plant
    Bardstown, KY (1)

--------------
(1) This facility is financed in whole or in part under tax-exempt financing agreements.
(2)  This facility is leased in whole or in part.
(3) Excludes facilities associated with the pending BTR Acquisition discussed on page 2.


The Company believes that its facilities are well maintained and currently adequate for its planned production requirements over the next three to five years.


ITEM 3.     LEGAL PROCEEDINGS

See the second through last paragraphs of the section entitled "Contingencies" on pages 59 - 63.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 1997.

           EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names and the ages, positions, and offices held (as of the date hereof), and a brief account of the business experience of each executive officer. Officers serve at the discretion of the Board of Directors.


Name and Age                                      Position
------------                                      --------
Joseph H. Lemieux (67) . . . . .    Chairman since 1991; Chief Executive
                                    Officer since 1990; President and Chief
                                    Operating Officer, 1986-1990; Director
                                    since 1984.  Member of Class III of the
                                    Board of Directors of the Company, with a term expiring in 2000.

Lee A. Wesselmann (62) . . . . .    Senior Vice President and Chief Financial
                                    Officer since 1988; Secretary, 1988-1990;
                                    Vice President - Finance, 1988; Director since 1988. Member of Class I of the Board of Directors of the Company, with a term expiring in 1998.

R. Scott Trumbull (49) . . . . .    Executive Vice President, International
                                    Operations since 1993; Vice President and
                                    Director of Corporate Planning, 1992-
                                    1993; Vice President and General Manager of Plastics and Closure Operations, 1986-
                                    1992.

Thomas L. Young (54) . . . . . .    Executive Vice President, Administration,
                                    General Counsel and Secretary since 1993;
                                    Vice President, General Counsel, General
                                    Manager - Operations Administration and
                                    Secretary, 1992-1993; Vice President,
                                    General Counsel and Secretary, 1990-1992;
                                    Vice President and General Counsel -
                                    Operations, 1988-1990.

Name and Age                                      Position
------------                                      --------
John Bachey (49) . . . . . . . .    Vice President and Managing Director of
                                    United Glass since 1997; Vice President
                                    of Glass Container Sales and Marketing,
                                    1996-1997; Vice President and General
                                    Manager, West Coast, 1993-1996.


Russell C. Berkoben (56) . . . .    Vice President and General Manager of
                                    Plastics Group since 1997; Vice President and General Manager of Plastic Containers
                                    Operations since 1991; Vice President and
                                    Plastic Container Business Unit Manager,
                                    1985-1991.

Larry A. Griffith (52) . . . . .    Vice President of International
                                    Operations since 1997; Vice President and
                                    Chief Information Officer since 1996;
                                    General Manager of Plastic Components
                                    Operations, 1996-1997; Vice President
                                    since 1990; General Manager of Kimble,
                                    1992-1995; Vice President of Corporate
                                    Staff and Director of Corporate Planning,
                                    1988-1990.

John L. Hodges (58). . . . . . .    Vice President and Technical Director
                                    since 1996; Vice President and General
                                    Manager of Glass Container Operations,
                                    1993-1996; Vice President of Glass
                                    Container Sales and Marketing, 1991-1993;
                                    Vice President of Glass Container
                                    Manufacturing, 1984-1991.

W. Bruce Larsen (44) . . . . . .    Vice President since 1997; Vice President
                                    and Director of Manufacturing, Plastic
                                    Containers, since 1993.

Gerald J. Lemieux (40) . . . . .    Vice President and General Manager of
                                    Domestic Glass Container since 1997; Vice
                                    President, Domestic Glass Container
                                    Finance and Administration, 1992-1997.

Michael D. McDaniel (49) . . . .    Vice President and General Manager of
                                    Closure and Specialty Products Operations since 1991; Vice President and Director of Manufacturing and Engineering of
                                    Closure Operations, 1990-1991; Vice
                                    President and Manufacturing Manager of
                                    Closure Operations, 1985-1990.

Name and Age                                      Position
------------                                      --------
Philip McWeeny (58). . . . . . .    Vice President and General Counsel -
                                    Corporate since 1988.

Robert A. Smith (56) . . . . . .    Vice President of International
                                    Operations since 1997; Vice President of
                                    Glass Container Manufacturing, 1993-1997;
                                    Vice President and General Manager, West
                                    Coast, 1990-1993; Vice President and Area
                                    Manufacturing Manager, 1986-1990.

David G. Van Hooser (51) . . . .    Senior Vice President and Director of
                                    Corporate Strategy since 1996; Vice
                                    President and General Manager of Plastic
                                    Components Operations, 1994-1996; Vice
                                    President, Treasurer and Comptroller,
                                    1990-1994; Vice President and Treasurer,
                                    1988-1990.

                                   PART II

ITEM 5.     MARKET FOR OWENS-ILLINOIS, INC.'S COMMON STOCK
            AND RELATED SHARE OWNER MATTERS

The price range for the Company's Common Stock on the New York Stock Exchange, as reported by National Association of Securities Dealers, was as follows:



                                          1997                    1996
                                   ------------------      ------------------
                                    High        Low         High        Low
                                   ------      ------      ------      ------
First Quarter                      27-1/8      21-1/2      17-1/8      13 5/8
Second Quarter                     34          23-3/8      16-3/4      15-1/8
Third Quarter                      37-1/8      29-5/8      17-1/2      15-1/4
Fourth Quarter                     38-3/8      29-3/4      22-3/4      15-1/4


On December 31, 1997, there were 1,133 common share owners of record. No dividends have been declared or paid since the Company's initial public offering in December 1991. For restrictions on payment of dividends on Common Stock, see the third paragraph of the section entitled "Long-Term Debt" on page 47.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data presented below relates to each of the five years in the period ended December 31, 1997. Such data was derived from the Consolidated Financial Statements, of which the most recent three years are included elsewhere in this document and were audited by Ernst & Young LLP, independent auditors, whose report with respect to the financial statements appears elsewhere in this document. See Consolidated Financial Statements -- Statement of Significant Accounting Policies and Financial Review.
                                       Years Ended December 31,
                        ----------------------------------------------------
                        1997 (a)     1996       1995       1994       1993
                        --------   --------   --------   --------   --------
Consolidated operating             (Dollar amounts in millions)
  results:         .
Net sales. . . . . .    $4,658.5   $3,845.7   $3,763.2   $3,567.3   $3,535.0
Other (b). . . . . .       169.9      130.5      117.8       85.6      127.1
                        --------   --------   --------   --------   --------
                         4,828.4    3,976.2    3,881.0    3,652.9    3,662.1

Costs and expenses:
Manufacturing, shipping
  and delivery . . .     3,666.4    3,025.6    2,948.5    2,824.3    2,823.8
Research, engineering,
  selling, administra-
  tive and other (c)       407.0      323.9      322.9      379.1      842.8
                        --------   --------   --------   --------   --------
Earnings (loss) from
  continuing operations
  before interest
  expense and items
  below. . . . . . .       755.0      626.7      609.6      449.5       (4.5)
Interest expense . .       302.7      302.6      299.6      278.2      290.0
                        --------   --------   --------   --------   --------
Earnings (loss) from
  continuing operations
  before items
  below. . . . . . .       452.3      324.1      310.0      171.3     (294.5)
Provision (credit)
  for income taxes .       148.5      104.9      100.8       68.9     (113.1)
Minority share owners'
  interests in
  earnings of
  subsidiaries . . .        31.4       28.1       40.1       24.1       19.4
                        --------   --------   --------   --------   --------
Earnings (loss) from
  continuing operations
  before extraordinary
  items  . . . . . .       272.4      191.1      169.1       78.3     (200.8)
Net earnings of
  discontinued
  operations . . . .                                                     1.4

                                       Years ended December 31,
                        ----------------------------------------------------
                        1997 (a)     1996       1995       1994       1993
                        --------   --------   --------   --------   --------
                         (Dollar amounts in millions, except per share data)
Gain on sale of
  discontinued operations,
  net of applicable
  income taxes . . .                                                   217.0
Extraordinary charges
  from early
  extinguishment of
  debt, net of
  applicable income
  taxes  . . . . . .      (104.5)                                      (12.7)
                        --------   --------   --------   --------   --------
Net earnings . . . .    $  167.9   $  191.1   $  169.1   $   78.3   $    4.9
                        ========   ========   ========   ========   ========
Basic earnings (loss)
  per share of
  common stock:
  Earnings (loss)
    from continuing
    operations before
    extraordinary
    items. . . . . .    $   2.03   $   1.58   $   1.40   $   0.64   $  (1.70)
  Net earnings of
    discontinued
    operations . . .                                                    0.01
  Gain on sale
    of discontinued
    operations . . .                                                    1.82
  Extraordinary charges    (0.78)                                      (0.10)
                        --------   --------   --------   --------   --------
  Net earnings . . .    $   1.25   $   1.58   $   1.40   $   0.64   $   0.03
                        ========   ========   ========   ========   ========
Weighted average
  shares outstanding
  (in thousands) . .     133,597    120,276    119,343    119,005    118,978
                         =======    =======    =======    =======    =======

                                       Years ended December 31,
                        ----------------------------------------------------
                        1997 (a)     1996       1995       1994       1993
                        --------   --------   --------   --------   --------
                         (Dollar amounts in millions, except per share data)

Diluted earnings (loss)
  per share of
  common stock:
  Earnings (loss)
    from continuing
    operations before
    extraordinary
    items. . . . . .    $   2.01   $   1.55   $   1.37   $   0.64   $  (1.70)
  Net earnings of
    discontinued
    operations . . .                                                    0.01
  Gain on sale
    of discontinued
    operations . . .                                                    1.82
  Extraordinary charges    (0.77)                                      (0.10)
                        --------   --------   --------   --------   --------
  Net earnings . . .    $   1.24   $   1.55   $   1.37   $   0.64   $   0.03
                        ========   ========   ========   ========   ========
Weighted diluted average
  shares (in thousands)  135,676    123,567    123,161    122,863
                         =======    =======    =======    =======

Options to purchase 11,429, 146,975, 781,290, and 1,022,548 weighted shares of common stock which were outstanding during 1997, 1996, 1995, and 1994, respectively, were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Diluted earnings per share of common stock are equal to basic earnings per share of common stock for 1993 due to the loss from continuing operations.

                                       Years ended December 31,
                        ----------------------------------------------------
                        1997 (a)     1996       1995       1994       1993
                        --------   --------   --------   --------   --------
                                    (Dollar amounts in millions)
Other data:
The following are included in the
  results from continuing operations:
  Depreciation . . .    $  283.5   $  219.8   $  188.3   $  183.3   $  180.0
  Amortization of
    excess cost and
    intangibles. . .        55.9       46.8       44.8       45.2       40.8
  Amortization of
    deferred finance
    fees (included
    in interest
    expense) . . . .         4.1        5.0        5.0        5.1       11.5
                        --------   --------   --------   --------   --------
                        $  343.5   $  271.6   $  238.1   $  233.6   $  232.3
                        ========   ========   ========   ========   ========
Balance sheet data (at end of period):
  Working capital. .    $    604   $    380   $    328   $    171   $    234
  Total assets . . .       6,845      6,105      5,439      5,318      4,901
  Total debt . . . .       3,324      3,395      2,833      2,690      2,487
  Share owners' equity     1,342        730        532        376        295

(a) Results of operations since January 1997 include the acquisition of AVIR S.p.A. For further information, see Acquisition of AVIR S.p.A., and Pro Forma Information - AVIR Acquisition on pages 42 - 43. Also during 1997, the Company implemented a refinancing plan. See Pro Forma Information - Refinancing Plan on pages 43 - 44 for additional information.

(b) Other revenues in 1997 includes a gain of $16.3 million ($16.3 million aftertax) from the sale of the remaining 49% interest in Kimble Glass in the first quarter of 1997. Other revenues in 1993 includes gains of $46.1 million ($34.6 million aftertax) from divestitures.

(c) In the first quarter of 1997, the Company recorded charges of $14.1 million ($8.7 million aftertax) principally for guarantees of certain lease obligations of a business divested several years ago. In the fourth quarter of 1995, the Company recorded a charge of $40.0 million ($24.7 million aftertax) to write down the asbestos insurance asset and a net credit of $40.0 million ($24.7 million aftertax) primarily from the reduction of previously established restructuring reserves. In the fourth quarter of 1994, the Company recorded a charge of $100.0 million ($61.7 million aftertax) to write down the asbestos insurance asset. In the fourth quarter of 1993, the Company recorded charges totaling $578.2 million ($357.0 million aftertax) principally for estimated uninsured future asbestos-related costs and costs associated with its restructuring program.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of 1997 with 1996

For the year ended December 31, 1997, the Company recorded earnings before extraordinary items of $272.4 million compared to net earnings of $191.1 million for 1996. Excluding the effects of the 1997 unusual items discussed below, the Company's 1997 earnings before extraordinary items of $264.8 million increased $73.7 million over 1996 net earnings of $191.1 million. The year ended 1997 includes amounts relating to: (1) the recent acquisition of AVIR S.p.A. ("AVIR"), the largest manufacturer of glass containers in Italy and (2) certain assets of Anchor Glass Container Corporation acquired on February 5, 1997 ("Anchor Assets"). Consolidated segment operating profit, excluding the 1997 unusual items, was $711.3 million in 1997, an increase of $122.1 million, or 20.7%, compared to 1996. The increase reflects higher operating profit for both the Glass Containers segment and the Plastics Group segment, along with lower retained costs. The Company's effective tax rate, excluding the effect of the gain on the sale of the interest in Kimble Glass discussed below, increased to 34.1% for 1997 compared with 32.4% for 1996.
The higher statutory tax rate in Italy was the primary reason for the increase. Net earnings of $167.9 million for 1997 reflect $104.5 million of extraordinary charges from the early extinguishment of debt.

Capsule segment results (in millions of dollars) for 1997 and 1996 are as follows (a):
----------------------------------------------------------------------------
Net sales to unaffiliated customers                       1997          1996
----------------------------------------------------------------------------
Glass Containers                                      $3,528.4      $2,783.3
Plastics Group                                         1,128.6       1,060.7
Other                                                      1.5           1.7
----------------------------------------------------------------------------
Consolidated total                                    $4,658.5      $3,845.7
============================================================================

----------------------------------------------------------------------------
Operating profit                                          1997          1996
----------------------------------------------------------------------------
Glass Containers                                      $  525.2      $  424.5
Plastics Group                                           188.7         172.1
Eliminations and other retained costs (b)                  (.4)         (7.4)
----------------------------------------------------------------------------
Consolidated total                                    $  713.5      $  589.2
============================================================================
(a)  See Segment Information included on pages 65 - 67.

(b) Operating profit for 1997 includes: (1) a gain of $16.3 million on the sale of the remaining 49% interest in Kimble Glass; and (2) charges of

     $14.1 million principally for the estimated cost of guaranteed lease obligations of a previously divested business. These items were recorded in the first quarter of 1997.

Consolidated net sales for 1997 increased $812.8 million, or 21.1%, over the prior year. Net sales of the Glass Containers segment increased $745.1 million, or 26.8%, over 1996. The combined U.S. dollar sales of the segment's foreign affiliates increased over the prior year, reflecting the recent acquisition of AVIR (which contributed approximately $524 million to 1997 U.S. dollar sales), improved pricing in Venezuela and increased unit shipments at several other affiliates, particularly in Colombia and the United Kingdom. Domestically, glass container unit shipments increased over prior year, reflecting additional business gained through the acquisition of the Anchor Assets and increased shipments in most end uses. Net sales of the Plastics Group segment increased $67.9 million, or 6.4%, over 1996. Increased ship-ments of plastic containers for personal care items such as hair care, skin care, and body wash products, along with increased demand for prescription containers, contributed to the increase.

Consolidated operating profit for 1997, excluding the 1997 unusual items discussed below, increased $122.1 million, or 20.7%, to $711.3 million from 1996 operating profit of $589.2 million. Consolidated operating profit, exclusive of the 1997 unusual items, was 15.3% of net sales for both 1997 and 1996. Consolidated operating expense (consisting of selling and administra-tive, engineering, and research and development expenses) as a percentage of net sales was 6.3% in 1997 compared to 6.4% in 1996. The operating profit of the Glass Containers segment increased $100.7 million to $525.2 million, compared to $424.5 million in 1996. The combined U.S. dollar operating profit of the segment's foreign affiliates increased from 1996. AVIR contributed approximately $71 million to 1997 U.S. dollar operating profit. Improved results at the segment's affiliates in Venezuela, Colombia, and the United Kingdom more than offset the effects of reduced export shipments from Hungary and soft market conditions in Brazil. Domestically, operating profit of the Glass Containers segment increased from 1996. Operating profit for 1997 benefited from increased sales volume in most end uses, along with the incremental business gained through the acquisition of the Anchor Assets. The operating profit of the Plastics Group segment increased $16.6 million, or 9.6%, compared to 1996. The increase resulted from improved manufacturing performance and increased unit shipments in most businesses, particularly plastic containers for personal care items. Other retained costs, excluding the 1997 unusual items discussed below, were $2.6 million for 1997 compared to $7.4 million for 1996, reflecting higher net financial services income.

The 1997 results include the following unusual items: (1) a gain of $16.3 million ($16.3 million aftertax) on the sale of the Company's remaining 49% interest in Kimble Glass; and (2) charges of $14.1 million ($8.7 million aftertax) principally for the estimated cost of guaranteed lease obligations of a previously divested business. These items were recorded in the first quarter of 1997.

Because of historically high rates of inflation in Brazil, the Company has used the U.S. dollar as the functional currency for translation of its

Brazilian operations. As a result of recent reductions in the reported Brazilian inflation rate, the applicable financial accounting standards require the Company to use the Brazilian currency as the functional currency beginning in 1998. The Company believes this change will not have a material effect on its consolidated financial statements.

Comparison of 1996 with 1995

For the year ended December 31, 1996, the Company recorded net earnings of $191.1 million, an increase of $22.0 million, or 13.0%, over 1995 net earnings of $169.1 million. Consolidated segment operating profit was $589.2 million in 1996 compared to $565.5 million in 1995. Excluding the effects of the 1995 unusual items described below, the increase was attributable to the Company's domestic glass and plastics group operations, which more than offset lower operating profit for the Company's international glass operations. Interest expense, net of interest income, increased $10.4 million due in part to lower interest income as a result of reduced levels of cash available for temporary investment. The decrease in foreign net earnings, particularly for the Brazilian and Venezuelan subsidiaries, also resulted in a decrease in minority share owners' interests in earnings of subsidiaries.

Capsule segment results (in millions of dollars) for 1996 and 1995 were as follows (a):
----------------------------------------------------------------------------
Net sales to unaffiliated customers                       1996          1995
----------------------------------------------------------------------------
Glass Containers                                      $2,783.3      $2,744.0
Plastics Group                                         1,060.7       1,017.7
Other                                                      1.7           1.5
----------------------------------------------------------------------------
Consolidated total                                    $3,845.7      $3,763.2
============================================================================

----------------------------------------------------------------------------
Operating profit                                          1996      1995 (b)
----------------------------------------------------------------------------
Glass Containers                                      $  424.5      $  482.7
Plastics Group                                           172.1         137.4
Eliminations and other retained costs                     (7.4)        (54.6)
----------------------------------------------------------------------------
Consolidated total                                    $  589.2      $  565.5
============================================================================
(a)  See Segment Information included on pages 65 - 67.

(b) Includes a charge of $40.0 million to write down the asbestos insurance asset and a net credit of $40.0 million primarily from the reduction of previously established restructuring reserves. These items increased (decreased) operating profit as follows: Glass Containers, $45.1 million; Plastics Group $(5.1) million; and other retained costs $(40.0) million.

Consolidated net sales for 1996 increased $82.5 million, or 2.2%, over the prior year. Net sales of the Glass Containers segment increased $39.3 million, or 1.4%, over 1995. The combined U.S. dollar sales of the segment's foreign affiliates increased over the prior year, reflecting higher unit shipments by several of the foreign affiliates. The inclusion of glass container operations in Hungary, Finland, and Estonia, acquired in late 1995, more than offset lower unit shipments in Brazil, Venezuela and India and the effects of devaluations of the Venezuelan currency in late 1995 and early 1996. Domestically, glass container unit shipments were slightly below prior year levels due in part to the absence in 1996 of sales of soft drink bottles as a result of the conversion from glass to plastic containers. For the Company, this conversion is completed but has affected 1996 comparisons to prior year periods. As a result of obtaining additional business and increased consumer demand for premium and specialty beers, the increase in shipments to U.S. brewers more than offset the lower shipments of food containers, including iced tea and juice bottles. In the Plastics Group segment, sales increased by $43.0 million, or 4.2%, over 1995. Higher unit shipments of compression-molded and dispensing closures, plastic containers, especially containers used for personal care and health care products, along with the reported sales of the plastic container operations in Finland, acquired in late 1995, contributed to the increase. Partially offsetting were the effects of lower resin prices on pass-through arrangements with customers.

Consolidated operating profit for 1996 increased $23.7 million, or 4.2%, to $589.2 million from 1995 operating profit of $565.5 million. Consolidated operating profit was 15.3% of net sales in 1996 compared to 15.0% in 1995. Consolidated operating expense as a percentage of net sales was 6.4% in both 1996 and 1995. Operating profit of the Glass Containers segment was $424.5 million, a decrease of $13.1 million, or 3.0%, from 1995, excluding the 1995 unusual item discussed below. Domestically, operating profit increased over 1995 as a result of an improved cost structure, which more than offset the effects of inflation and slightly lower unit pricing in some product lines. Internationally, record results were achieved in the United Kingdom and Poland, and positive contributions were reported from the recently acquired glass container operations in Hungary, Finland and Estonia. Despite this, however, U.S. dollar operating profit for the international operations was lower in 1996 compared to 1995 due to soft market conditions in Brazil and Venezuela and currency devaluations in Venezuela in late 1995 and early 1996. Operating profit of the Plastics Group segment was $172.1 million, an increase of $29.6 million, or 20.8%, from 1995, excluding the 1995 unusual item discussed below. The majority of the increase resulted from higher unit shipments in most businesses. Additionally, improved manufacturing performance, the restructuring of the labels and carriers business, and a consolidation of manufacturing capacity in the specialty products business contributed to the increase. Other retained costs were $7.4 million in 1996 compared to $14.6 million in 1995, excluding the 1995 unusual item discussed below, reflecting higher net financial services income.

In December 1995, the Company reached settlements involving all remaining insurance coverage limits (81% of original limits) in the asbestos-related litigation. As a result of the settlement agreements, the Company recorded a charge of $40.0 million ($24.7 million aftertax) in the fourth quarter of 1995 to write down the asbestos insurance asset to the approximate coverage amounts expected to be received. For additional information, see Capital Resources and Liquidity below and Contingencies on pages 59 - 63.

In the fourth quarter of 1995, the Company also recorded an unusual net credit of $40.0 million ($24.7 million aftertax), related primarily to the reduction of previously established restructuring reserves. Included in the net credit of $40.0 million is a charge of $5.1 million for the restructuring of the Company's labels and carriers business.

Capital Resources and Liquidity

The Company's total debt at December 31, 1997, was $3.32 billion compared to $3.39 billion at December 31, 1996.

At December 31, 1997, the Company had available credit totaling $3 billion under an agreement with a group of banks ("Bank Credit Agreement"), expiring in December 2001. At December 31, 1997, the Company had unused credit available under the Bank Credit Agreement of $741.0 million. At December 31, 1996, total commitments under the Company's previous credit facility were $1.8 billion of which $628.7 million of credit had not been utilized. The increased utilization of the Bank Credit Agreement resulted in large part from implementation of the refinancing plan, as discussed in the following paragraph, and expenditures related to the acquisition of the Anchor Assets. Utilization was also higher as a result of borrowings for capital expenditures, partially offset by proceeds received from the sale of the Company's remaining 49% interest in Kimble Glass and cash provided by opera-tions. Cash provided by operating activities was $445.2 million in 1997 compared to $317.8 million in 1996. Capital expenditures for property, plant and equipment were $471.3 million in 1997 and $388.4 million in 1996.

During the second quarter of 1997, the Company filed a universal shelf registration statement with the Securities and Exchange Commission (the "Commission") for offerings of up to $2.5 billion of debt securities, common stock, or both from time to time as market conditions permit. On May 16, 1997, the Company completed the offerings of: (1) 14,750,000 shares of common stock at a public offering price of $28.50 per share; (2) $300 million aggregate principal amount of 7.85% Senior Notes due May 15, 2004; and (3) $300 million aggregate principal amount of 8.10% Senior Notes due May 15, 2007. On May 23, 1997, the Company used the proceeds from these offerings in addition to borrowings under the Company's Bank Credit Agreement to purchase $957.4 million aggregate principal amount of the 11% Senior Debentures due 2003, which represents more than 95% of the aggregate principal amount of these securities outstanding, pursuant to a tender offer and consent solicita-tion for such securities. Total consideration for each $1,000 principal amount of the 11% Senior Debentures redeemed on May 23, 1997 was $1,115.60, which included a $20 payment for consents to amendments to the related indenture. On June 13, 1997, the Company issued an additional 2,186,100 shares of common stock pursuant to the partial exercise of the underwriters' overallotment option. On June 16, 1997, the Company redeemed all $250 million aggregate principal amount of the 10.25% Senior Subordinated Notes due 1999, at 100% of principal amount, and all $150 million aggregate principal amount of the 10.50% Senior Subordinated Notes due 2002, at 105.25% of principal amount. The June 16, 1997, redemptions were funded by proceeds received from the June 13, 1997, issuance of common stock and borrowings under the Company's Bank Credit Agreement. On August 1, 1997, the Company redeemed all $250 million aggregate principal amount of the 10% Senior Subordinated Notes due 2002, at 105% of principal amount. On August 15, 1997, the Company redeemed all $200 million aggregate principal amount of the 9.75% Senior Subordinated Notes due 2004, at 104.875% of principal amount. On October 15, 1997, the Company redeemed all $100 million aggregate principal amount of the 9.95% Senior Subordinated Notes due 2004, at 104.975% of principal amount. These redemptions were funded by borrowings under the Company's Bank Credit Agreement. The results of all the above refinancing actions include both a reduction of indebtedness and lower overall interest rates. The favorable effect on annual interest expense amounts to approximately $80 million, based upon the 1996 pro forma calculations. See Pro Forma Information -
Refinancing Plan on pages 43 - 44.

The Company anticipates that cash flow from its operations and from utiliza-tion of credit available through December 2001 under the Bank Credit Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations. The Company faces additional demands upon its liquidity for asbestos-related payments. Based on the Company's expecta-tions regarding favorable trends which should lower its aggregate payments for lawsuits and claims and its expectation of the collection of its insurance coverage and reimbursement for such lawsuits and claims, and also based on the Company's expected operating cash flow, the Company believes that the payment of any deferred amounts of previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits and claims associated with asbestos, will not have a material adverse effect upon the Company's liquidity on a short-term or long-term basis.

On March 1, 1998, the Company signed a definitive agreement to acquire the worldwide glass and plastic packaging businesses of BTR Plc ("BTR") in an all cash transaction valued at approximately $3.6 billion. The acquisition is subject to the approval of BTR's shareholders and regulatory approvals. Although there can be no assurance of these approvals, the Company believes that the approvals will be obtained and that the acquisition will close in the second quarter of 1998.

The Company has secured commitments from certain banks participating in its Bank Credit Agreement to provide financing to consummate the acquisition. Following the closing, the Company plans to refinance a portion of the bank borrowings with public offerings of debt and equity securities. On March 6, 1998, the Company filed a universal shelf registration statement with the Commission for offerings of up to $4.0 billion of debt securities, preferred stock, common stock, or some combination thereof from time to time as market conditions permit. There can be no assurance as to the timing of such offerings or amount of proceeds which may be raised in connection therewith.

Year 2000

The Company uses a significant number of computer software programs and operating systems across its entire organization, including applications used in financial business systems, manufacturing, and various administrative functions. To the extent that the Company's software applications contain source code that is unable to appropriately interpret the upcoming calendar Year 2000 and beyond, modification or replacement of such applications will be necessary. The Company has initiated a review of its computer systems and programs to identify those that are not Year 2000 compliant. Key systems and programs, including those that interact with customers and suppliers, are being assessed and plans are being developed to address and implement required system and program modifications by December 31, 1999. The Company also has begun to address whether significant customers and suppliers may have Year 2000 compliance issues which will affect their interaction with the Company. In addition, following the expected closing of the acquisition of the worldwide glass and plastic packaging businesses of BTR Plc, as part of its integration activities the Company intends to extend its assessment of key systems and programs to those used in the acquired businesses. The cost of implementing required system changes is not expected to be material to the Company's consolidated financial statements. No assurance can be given, however, that all of the Company's systems, the systems of acquired businesses, and those of significant customers and suppliers, will be Year 2000 compliant and that the failure to achieve Year 2000 compliance will not have a material adverse effect on the Company's operations.

ITEM 7.(a). QUALITATIVE AND QUANTITATIVE DISCLOSURES
            ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from fluctuations in foreign currency exchange rates and changes in interest rates. The Company is not a party to any material derivative financial instruments.

Foreign Currency Exchange Rate Risk

An increasing portion of the Company's operations consists of manufacturing and sales activities conducted by affiliates in foreign jurisdictions. The primary foreign markets served by the Company's affiliates are in Latin America (principally Colombia, Brazil and Venezuela) and Europe (principally Italy, the United Kingdom, and Poland). In general, revenues earned and costs incurred by the Company's major foreign affiliates are denominated in their respective local currencies. Consequently, the Company's reported financial results could be affected by factors such as changes in foreign currency exchange rates or highly inflationary economic conditions in the foreign markets in which the Company's affiliates operate. When the U.S. dollar strengthens against foreign currencies, the reported dollar value of local currency operating profit generally decreases; when the U.S. dollar weakens against foreign currencies, the reported U.S. dollar value of local currency operating profit generally increases.

Subject to other business and tax considerations, the Company's strategy is to mitigate the economic effects of currency exchange rate fluctuations on that portion of foreign currency operating profit which is expected to be remitted to the parent company or invested elsewhere. The Company's foreign affiliates generally invest their excess funds in U.S. dollars or dollar-based instru-ments, where such instruments are available with acceptable interest rates and terms. In those countries where the local currency is the designated functional currency, however, this strategy exposes the Company to reported losses or gains in the event the foreign currency strengthens or weakens against the U.S. dollar. The Company believes that the benefit of investing excess cash in U.S. dollars or their equivalent outweighs the risk of report-ing losses or gains from currency exchange rate fluctuations. In those countries with hyper-inflationary economies, where the U.S. dollar is the designated functional currency, this investment strategy for excess funds mitigates the risk of reported losses or gains.

Because most of the Company's foreign affiliates operate within their local economic environment, the Company believes it is appropriate to finance those operations with local currency borrowings to the extent practicable. Consid-erations which influence the amount of such borrowings include long- and short-term business plans, tax implications, and the availability of borrow-ings with acceptable interest rates and terms. In those countries where the local currency is the designated functional currency, this strategy mitigates the risk of reported losses or gains in the event the foreign currency strengthens or weakens against the U.S. dollar. In those countries where the U.S. dollar is the designated functional currency, however, local currency borrowings expose the Company to reported losses or gains in the event the foreign currency strengthens or weakens against the U.S. dollar. As of December 31, 1997, the portion of the Company's consolidated debt which was denominated in a foreign currency was not significant.

The Company believes it does not have material foreign currency exchange rate risk related to the financial instruments (i.e. cash, short-term investments, and long-term debt) of its foreign affiliates.

Interest Rate Risk

The Company's interest expense is most sensitive to changes in the general level of U.S. interest rates applicable to its U.S. dollar indebtedness. To mitigate the impact of fluctuations in variable interest rates, the Company could, at its option, convert to fixed interest rates by either refinancing variable rate debt with fixed rate debt or entering into interest rate swaps.

The following table provides information about the Company's significant interest rate risk at December 31, 1997:
----------------------------------------------------------------------------
                                                 Outstanding      Fair Value
----------------------------------------------------------------------------
                                                    (Millions of dollars)
Variable rate debt:
  Bank Credit Agreement, matures December 2001,
    interest at a Eurodollar based rate
    plus .425%                                      $2,175.0        $2,175.0

Fixed rate debt:
  Senior Notes:
    Due May 2004, interest at 7.85%                 $  300.0        $  312.7
    Due May 2007, interest at 8.10%                 $  300.0        $  319.4
----------------------------------------------------------------------------

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                                                          Page
                                                                          ----

Report of Independent Auditors                                              32

Consolidated Balance Sheets at December 31, 1997 and 1996                34-35

For the years ended December 31, 1997, 1996, and 1995:

            Consolidated Results of Operations                              33
            Consolidated Share Owners' Equity                               36
            Consolidated Cash Flows                                         37

Statement of Significant Accounting Policies                             38-40

Financial Review                                                         41-67

Selected Quarterly Financial Data                                        68-69

===============================================================================
                        REPORT OF INDEPENDENT AUDITORS
===============================================================================


The Board of Directors and Share Owners
Owens-Illinois, Inc.

We have audited the accompanying consolidated balance sheets of Owens-Illinois, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of results of operations, share owners' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14.(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens-Illinois, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                   /s/ Ernst & Young LLP
                                                   ---------------------
                                                   Ernst & Young LLP

Toledo, Ohio
February 3, 1998
except for information in the section
entitled "Subsequent Event" on page 63,
as to which the date is
March 6, 1998

===========================================================================
CONSOLIDATED RESULTS OF OPERATIONS  Owens-Illinois, Inc.
Millions of dollars, except per share amounts
Years ended December 31,                       1997        1996        1995
---------------------------------------------------------------------------
Revenues:
  Net sales                                $4,658.5    $3,845.7    $3,763.2
  Royalties and net technical assistance       21.6        23.6        26.8
  Equity earnings                              17.9        15.2        14.4
  Interest                                     23.6        22.3        29.7
  Other                                       106.8        69.4        46.9
---------------------------------------------------------------------------
                                            4,828.4     3,976.2     3,881.0
Costs and expenses:
  Manufacturing, shipping, and delivery     3,666.4     3,025.6     2,948.5
  Research and development                     28.9        31.1        30.3
  Engineering                                  29.9        25.6        24.5
  Selling and administrative                  232.8       188.6       187.8
  Interest                                    302.7       302.6       299.6
  Other                                       115.4        78.6        80.3
---------------------------------------------------------------------------
                                            4,376.1     3,652.1     3,571.0
---------------------------------------------------------------------------
Earnings before items below                   452.3       324.1       310.0
Provision for income taxes                    148.5       104.9       100.8
---------------------------------------------------------------------------
                                              303.8       219.2       209.2
Minority share owners' interests
  in earnings of subsidiaries                  31.4        28.1        40.1
---------------------------------------------------------------------------
Earnings before extraordinary items           272.4       191.1       169.1
Extraordinary charges from early
  extinguishment of debt, net of
  applicable income taxes                    (104.5)
---------------------------------------------------------------------------
Net earnings                               $  167.9    $  191.1    $  169.1
===========================================================================
Basic earnings per share of common stock:
  Earnings before extraordinary items      $   2.03    $   1.58    $   1.40
  Extraordinary charges                       (0.78)
---------------------------------------------------------------------------
  Net earnings                             $   1.25    $   1.58    $   1.40
===========================================================================
Diluted earnings per share of common stock:
  Earnings before extraordinary items      $   2.01    $   1.55    $   1.37
  Extraordinary charges                       (0.77)
---------------------------------------------------------------------------
  Net earnings                             $   1.24    $   1.55    $   1.37
===========================================================================
See accompanying Statement of Significant Accounting Policies and Financial Review.

=============================================================================
CONSOLIDATED BALANCE SHEETS  Owens-Illinois, Inc.
Millions of dollars, except share amounts
December 31,                                                1997         1996
-----------------------------------------------------------------------------
Assets
Current assets:
  Cash, including time deposits of $101.6
    ($97.9 in 1996)                                     $  218.2     $  160.9
  Short-term investments                                    16.1         14.4
  Receivables, less allowances of $52.9
    ($40.6 in 1996) for losses and discounts               681.6        488.8
  Inventories                                              592.4        494.6
  Prepaid expenses                                         140.0        126.4
-----------------------------------------------------------------------------
    Total current assets                                 1,648.3      1,285.1

Investments and other assets:
  Investments and advances                                  87.7         85.6
  Repair parts inventories                                 227.2        189.4
  Prepaid pension                                          635.3        624.5
  Insurance for asbestos-related costs                     239.3        271.4
  Deposits, receivables, and other assets                  307.0        704.2
  Excess of purchase cost over net assets
    acquired, net of accumulated amortization
    of $328.3 ($293.7 in 1996)                           1,294.9      1,003.5
-----------------------------------------------------------------------------
    Total investments and other assets                   2,791.4      2,878.6

Property, plant, and equipment:
  Land, at cost                                            143.0        103.0
  Buildings and equipment, at cost:
    Buildings and building equipment                       631.7        493.4
    Factory machinery and equipment                      2,964.0      2,624.4
    Transportation, office, and miscellaneous equipment     91.9         83.8
    Construction in progress                               274.5        131.3
-----------------------------------------------------------------------------
                                                         4,105.1      3,435.9
  Less accumulated depreciation                          1,699.7      1,494.3
-----------------------------------------------------------------------------
    Net property, plant, and equipment                   2,405.4      1,941.6
-----------------------------------------------------------------------------
Total assets                                            $6,845.1     $6,105.3
=============================================================================

=============================================================================
CONSOLIDATED BALANCE SHEETS  Owens-Illinois, Inc. (continued)
Millions of dollars, except share amounts
December 31,                                                1997         1996
-----------------------------------------------------------------------------
Liabilities and Share Owners' Equity
Current liabilities:
  Short-term loans                                      $  106.8     $  106.8
  Accounts payable                                         452.3        318.9
  Salaries and wages                                        86.0         78.8
  U.S. and foreign income taxes                              4.8         12.7
  Current portion of asbestos-related liabilities           85.0        110.0
  Other accrued liabilities                                238.8        243.0
  Long-term debt due within one year                        70.1         34.7
-----------------------------------------------------------------------------
    Total current liabilities                            1,043.8        904.9

Long-term debt                                           3,146.7      3,253.2

Deferred taxes                                             229.2        201.2

Nonpension postretirement benefits                         354.8        371.7

Asbestos-related liabilities                                59.1        138.2

Other liabilities                                          423.1        311.7

Commitments and contingencies

Minority share owners' interests                           246.5        194.7

Share owners' equity:
  Preferred stock                                           20.4         21.4
  Common stock, par value $.01 per share, 250,000,000
    shares authorized, 140,526,195 shares outstanding
    (120,446,348 in 1996)                                    1.4          1.2
  Capital in excess of par value                         1,558.4      1,047.6
  Deficit                                                  (90.3)      (258.2)
  Cumulative foreign currency translation adjustment      (148.0)       (82.3)
-----------------------------------------------------------------------------
    Total share owners' equity                           1,341.9        729.7
-----------------------------------------------------------------------------
Total liabilities and share owners' equity              $6,845.1     $6,105.3
=============================================================================




See accompanying Statement of Significant Accounting Policies and Financial Review.

=============================================================================
CONSOLIDATED SHARE OWNERS' EQUITY  Owens-Illinois, Inc.
Millions of dollars
Years ended December 31,                         1997        1996        1995
-----------------------------------------------------------------------------
Preferred stock
  Balance at beginning of year               $   21.4    $   21.9    $   26.3
  Exchange of preferred stock
    for common stock                             (1.0)        (.5)       (4.4)
-----------------------------------------------------------------------------
    Balance at end of year                       20.4        21.4        21.9
=============================================================================
Common stock
  Balance at beginning of year                    1.2         1.2         1.2
  Issuance of common stock                         .2
  Exchange of preferred stock
    for common stock
-----------------------------------------------------------------------------
    Balance at end of year                        1.4         1.2         1.2
=============================================================================
Capital in excess of par value
  Balance at beginning of year                1,047.6     1,042.8     1,034.6
  Issuance of common stock                      509.8         4.3         3.8
  Exchange of preferred stock
    for common stock                              1.0          .5         4.4
-----------------------------------------------------------------------------
    Balance at end of year                    1,558.4     1,047.6     1,042.8
=============================================================================
Deficit
  Balance at beginning of year                 (258.2)     (449.3)     (618.4)
  Net earnings                                  167.9       191.1       169.1
-----------------------------------------------------------------------------
    Balance at end of year                      (90.3)     (258.2)     (449.3)
=============================================================================
Cumulative foreign currency
  translation adjustment
  Balance at beginning of year                  (82.3)      (84.7)      (67.8)
  Net change for the year                       (65.7)        2.4       (16.9)
-----------------------------------------------------------------------------
    Balance at end of year                     (148.0)      (82.3)      (84.7)
=============================================================================
Total share owners' equity                   $1,341.9    $  729.7    $  531.9
=============================================================================


See accompanying Statement of Significant Accounting Policies and Financial Review.

=============================================================================
CONSOLIDATED CASH FLOWS  Owens-Illinois, Inc.
Millions of dollars
Years ended December 31,                          1997       1996        1995
-----------------------------------------------------------------------------
Operating activities:
  Earnings before extraordinary items        $   272.4    $ 191.1     $ 169.1
  Non-cash charges (credits):
    Depreciation                                 283.5      219.8       188.3
    Amortization of deferred costs                60.0       51.8        49.8
    Deferred tax provision                        83.9       77.5        48.7
    Asbestos-related insurance                                           40.0
    Restructuring and other costs                                       (40.0)
    Other                                        (34.9)     (10.3)      (33.7)
  Dividends from equity affiliates                 4.8        2.7         3.7
  Change in non-current operating assets         (51.8)     (68.2)      (33.4)
  Asbestos-related payments                     (104.1)    (132.2)     (169.0)
  Asbestos-related insurance proceeds             32.1       52.1       106.6
  Reduction of non-current liabilities            (8.9)      (9.3)      (17.5)
  Change in components of working capital        (91.8)     (57.2)      (60.0)
-----------------------------------------------------------------------------
    Cash provided by operating activities        445.2      317.8       252.6

Investing activities:
  Additions to property, plant and equipment    (471.3)    (388.4)     (283.6)
  Acquisitions, net of cash acquired            (137.1)    (442.9)      (58.8)
  Net cash proceeds from divestitures and other   57.4        9.2         8.1
-----------------------------------------------------------------------------
    Cash utilized in investing activities       (551.0)    (822.1)     (334.3)

Financing activities:
  Additions to long-term debt                  1,954.1      618.7       164.3
  Repayments of long-term debt                (2,106.4)    (118.7)      (81.8)
  Increase (decrease) in short-term loans         (4.5)      53.6        (5.3)
  Issuance of common stock                       503.8        4.3         3.8
  Payment of finance fees and debt retirement
    costs                                       (164.7)      (2.9)
  Issuance of subsidiaries' stock                             8.5
-----------------------------------------------------------------------------
    Cash provided by financing activities        182.3      563.5        81.0

Effect of exchange rate fluctuations on cash     (19.2)      (7.7)         .7
-----------------------------------------------------------------------------
Increase in cash                                  57.3       51.5         0.0

Cash at beginning of year                        160.9      109.4       109.4
-----------------------------------------------------------------------------
Cash at end of year                          $   218.2    $ 160.9     $ 109.4
=============================================================================
See accompanying Statement of Significant Accounting Policies and Financial Review.

==============================================================================
STATEMENT OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------------------------------------------

Basis of Consolidated Statements. The consolidated financial statements of Owens-Illinois, Inc. ("Company") include the accounts of its subsidiaries. Newly acquired subsidiaries have been included in the consolidated financial statements from dates of acquisition. Consolidated foreign subsidiaries are principally reported on the basis of fiscal years ending November 30.

The Company uses the equity method of accounting for investments in which it has a significant ownership interest, generally 20% to 50%. Other investments are accounted for at cost.

Nature of Operations. The Company is a leading manufacturer of glass container and plastic packaging products operating in two industry segments. The Company's principal product lines in the Glass Containers industry segment are glass containers for the food and beverage industries. Sales of the Glass Containers industry segment were 76% of the Company's 1997 consolidated sales. The Company has glass container operations located in eighteen countries, while the plastics packaging products operations are predominantly located in the United States. The principal markets and operations for the Company's glass products are in the United States, Latin America and Europe. The Company's principal product lines in the Plastics Group industry segment include plastic containers, plastic closures, plastic prescription containers, labels, and multipack plastic carriers for beverage containers. Major markets for the Company's plastics packaging products include the United States household products, personal care products, health care products, and food and beverage industries.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect certain amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates, at which time the Company would revise its estimates accordingly. For further information on certain of the Company's significant estimates, see Contingencies on page 59.

Cash. The Company defines "cash" as cash and time deposits with maturities of three months or less when purchased.

Fair Values of Financial Instruments. The carrying amounts reported for cash, short-term investments and short-term loans approximate fair value. In addition, carrying amounts approximate fair value for certain long-term debt obligations subject to frequently redetermined interest rates. Fair values for the Company's significant fixed rate debt obligations are generally based on published market quotations. The Company is not a party to any material derivative financial instruments.

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

As a result of recent reductions in the reported Brazilian inflation rate, beginning in 1998 the Company's Brazilian affiliate will no longer be considered to operate in a "highly inflationary" economy. The Company believes this change will not have a material effect on its consolidated financial statements.

New Accounting Standards. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS No. 130"), which is required to be adopted for fiscal years beginning after December 15, 1997. FAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company's components of comprehensive income have historically been net earnings and foreign currency translation adjustments.

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

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("FAS No. 132"), which is effective for financial statements for fiscal years beginning after December 15, 1997. FAS No. 132 establishes revised standards for disclosures about pensions and other postretirement benefits. The impact of FAS No. 132 on the Company's disclosures of pension and other postretirement benefits has not been determined.

=============================================================================
FINANCIAL REVIEW
Tabular data in millions of dollars, except share and per share amounts
-----------------------------------------------------------------------------

Earnings Per Share. The following table sets forth the computation of basic and diluted earnings per share:
---------------------------------------------------------------------------
                                          1997           1996          1995
---------------------------------------------------------------------------
Numerator:
  Earnings before extraordinary
    items                               $272.4         $191.1        $169.1
  Preferred stock dividends               (1.5)          (1.5)         (1.8)
---------------------------------------------------------------------------
  Numerator for basic earnings per
    share - income available to common
    share owners                         270.9          189.6         167.4
  Effect of dilutive securities -
    preferred stock dividends              1.5            1.5           1.8
---------------------------------------------------------------------------
    Numerator for diluted earnings per
    share - income available to common
    share owners after assumed
    exchanges of preferred stock
    for common stock                    $272.4         $191.1        $169.1
===========================================================================

Denominator:
  Denominator for basic earnings per
    share - weighted average
    shares                         133,596,755    120,276,223   119,343,048
  Effect of dilutive securities:
    Stock options                    1,131,911      1,608,327     1,345,361
    Exchangeable preferred stock       947,437      1,681,981     2,472,874
---------------------------------------------------------------------------
  Dilutive potential common shares   2,079,348      3,290,308     3,818,235
---------------------------------------------------------------------------
    Denominator for diluted earnings
    per share - adjusted weighted
    average shares and assumed
    exchanges of preferred stock for
    common stock                   135,676,103    123,566,531   123,161,283
===========================================================================

Basic earnings per share                 $2.03          $1.58         $1.40
===========================================================================
Diluted earnings per share               $2.01          $1.55         $1.37
===========================================================================

See "Preferred Stock" footnote for additional information regarding the exchangeable preferred stock.

Options to purchase 11,429, 146,975, and 781,290 weighted shares of common stock which were outstanding during 1997, 1996, and 1995, respectively, were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Acquisition of AVIR S.p.A. At December 31, 1996, deposits, receivables, and other assets includes approximately $440 million of escrow funding in connection with the acquisition of AVIR S.p.A. ("AVIR"), the largest manufacturer of glass containers in Italy. On February 3, 1997, the Company completed the acquisition of 79% of AVIR. In addition to purchasing this controlling interest pursuant to an acquisition agreement, the Company acquired an additional 20% interest through public tender offers initiated during the second half of 1997. Total purchase cost for the acquisition was approximately $586 million.

The acquisition is being accounted for under the purchase method of accounting. The total purchase cost of approximately $586 million has been allocated to the tangible and identifiable intangible assets and liabilities of AVIR based upon their respective fair values. The accompanying Consolidated Results of Operations for the year ended December 31, 1997, includes eleven months of AVIR operations.

The aggregate purchase cost and its allocation to the assets and liabilities of AVIR are as follows:

     Cash and short-term investments                                $131.0
     Other net working capital                                        92.3
     Property, plant and equipment                                   359.7
     Other non-current assets                                         59.9
     Excess of purchase cost over net assets acquired                216.7
     ---------------------------------------------------------------------
                                                                     859.6

     Other long-term liabilities                                    (186.1)
     Debt assumed                                                    (87.9)
     ---------------------------------------------------------------------
     Aggregate purchase cost                                        $585.6
     =====================================================================

Pro Forma Information - AVIR Acquisition (unaudited). Had the acquisition of AVIR occurred on January 1, 1996, unaudited pro forma consolidated net sales, net earnings, and net earnings per share of common stock would have been as follows:

                                             Year ended December 31, 1996
                                        --------------------------------------
                                                      Effect of
                                           As           AVIR             As
                                        Reported     Acquisition      Adjusted
                                        --------     -----------      --------
Net sales                               $3,845.7        $594.4        $4,440.1
                                        ========        ======        ========
Net earnings                            $  191.1        $ 15.7        $  206.8
                                        ========        ======        ========
Basic net earnings per share of
  common stock                          $   1.58                      $   1.71
                                        ========                      ========
Diluted net earnings per share of
  common stock                          $   1.55                      $   1.67
                                        ========                      ========


The pro forma information assumes financing for the acquisition was provided by additional borrowings under the Company's Bank Credit Agreement. The pro forma data does not purport to represent what the results of operations would actually have been if the AVIR acquisition had in fact occurred on the date indicated, or to project results of operations for any future period.

Pro Forma Information - Refinancing Plan (unaudited). During the second quarter of 1997, the Company implemented a refinancing plan (the "Refinancing Plan") designed to reduce interest expense, reduce the amount of long-term debt, and improve financial flexibility. The Refinancing Plan, which was completed on October 15, 1997, included a $1.2 billion increase in the borrowing capacity under the Company's Bank Credit Agreement to a total of $3.0 billion, the sale of 16,936,100 shares of common stock, par value $.01 per share, for net proceeds of $464.2 million, the issuance of $300 million aggregate principal amount of 7.85% Senior Notes due May 15, 2004, the issuance of $300 million aggregate principal amount of 8.10% Senior Notes due May 15, 2007, and the retirement of approximately $1.9 billion of higher cost debt. The sale of the shares of common stock and the issuance of the Senior Notes were made pursuant to public offerings (the "Offerings").

The following pro forma information gives effect to the various transactions related to the Refinancing Plan as if they had occurred at the beginning of the respective periods.

                                          Years ended December 31,
                             ------------------------------------------------
                                     1997                     1996
                             --------------------   -------------------------
                                As          As      As Adjusted    As Further
                             Reported    Adjusted    for AVIR       Adjusted
                             --------    --------   -----------    ----------
Net earnings                   $272.4      $294.5        $206.8        $257.3
                               ======      ======        ======        ======
Basic net earnings per
  share of common stock         $2.03       $2.09         $1.71         $1.86
                                =====       =====         =====         =====
Basic weighted average shares
  outstanding (thousands)     133,597     139,889       120,276       137,212

Diluted net earnings per
  share of common stock         $2.01       $2.07         $1.67         $1.83
                                =====       =====         =====         =====
Diluted weighted average
  shares (thousands)          135,676     141,969       123,567       140,503


The pro forma amounts reflect the elimination of interest expense related to the indebtedness redeemed, additional interest expense related to the additional borrowings under the Bank Credit Agreement (using an assumed annual interest rate of 7.375%), interest on the Senior Notes, and related changes in amortization of deferred finance fees. The pro forma reduction in interest expense for the years ended December 31, 1997 and 1996, was $35.7 million and $81.8 million, respectively. The provision for income taxes was adjusted at a rate of 38.25% for all periods to reflect the reduction in interest expense. The weighted average shares have been adjusted to reflect the issuance of 16,936,100 shares pursuant to the Refinancing Plan.

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

Changes in Components of Working Capital Related to Operations. Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

----------------------------------------------------------------------------
                                                1997        1996        1995
----------------------------------------------------------------------------
Decrease (increase) in current assets:
  Short-term investments                      $  1.1      $ 36.7      $ (5.5)
  Receivables                                  (76.2)      (60.8)       21.0
  Inventories                                   17.9        10.9         8.4
  Prepaid expenses                               (.2)        1.2        (8.9)
Increase (decrease) in current liabilities:
  Accounts payable and accrued liabilities     (19.7)      (19.7)      (76.6)
  Salaries and wages                            (4.1)       (5.8)         .2
  U.S. and foreign income taxes                (10.6)      (19.7)        1.4
----------------------------------------------------------------------------
                                              $(91.8)     $(57.2)     $(60.0)
============================================================================

Inventories.  Major classes of inventory are as follows:

----------------------------------------------------------------------------
                                                            1997        1996
----------------------------------------------------------------------------
Finished goods                                            $447.3      $374.5
Work in process                                              9.4         4.2
Raw materials                                               92.5        81.2
Operating supplies                                          43.2        34.7
----------------------------------------------------------------------------
                                                          $592.4      $494.6
============================================================================

If the inventories which are valued on the LIFO method had been valued at standard or average costs, which approximate current costs, consolidated inventories would be higher than reported by $21.6 million and $21.7 million at December 31, 1997 and 1996, respectively.

Inventories which are valued at the lower of standard costs (which approximate average costs), average costs, or market at December 31, 1997 and 1996 were approximately $313.0 million and $210.4 million, respectively.

Investments. Investments and advances relate principally to equity associates. Summarized information pertaining to the Company's equity associates follows:

----------------------------------------------------------------------------
                                                            1997        1996
----------------------------------------------------------------------------
At end of year:
    Equity in undistributed earnings:
      Foreign                                             $ 75.8      $ 65.5
      Domestic                                               2.9        10.9
----------------------------------------------------------------------------
        Total                                             $ 78.7      $ 76.4
============================================================================
    Equity in cumulative translation adjustment           $(28.5)     $(25.0)
============================================================================

----------------------------------------------------------------------------
                                                      1997     1996     1995
----------------------------------------------------------------------------
For the year:
    Equity in earnings:
      Foreign                                        $15.1    $12.7    $10.1
      Domestic                                         2.8      2.5      4.3
----------------------------------------------------------------------------
        Total                                        $17.9    $15.2    $14.4
============================================================================
    Dividends received - foreign                     $ 4.8    $ 2.7    $ 3.7
============================================================================

Summarized combined financial information for equity associates is as follows:

----------------------------------------------------------------------------
                                                           1997         1996
----------------------------------------------------------------------------
At end of year:
  Current assets                                          $300.5      $386.4
  Non-current assets                                       269.7       432.2
----------------------------------------------------------------------------
    Total assets                                           570.2       818.6
----------------------------------------------------------------------------
  Current liabilities                                      108.2       227.6
  Other liabilities and deferred items                     122.1       289.6
----------------------------------------------------------------------------
    Total liabilities and deferred items                   230.3       517.2
----------------------------------------------------------------------------
  Net assets                                              $339.9      $301.4
============================================================================

----------------------------------------------------------------------------
                                               1997        1996         1995
----------------------------------------------------------------------------
For the year:
  Net sales                                  $670.9    $1,075.8     $1,099.0
============================================================================
  Gross profit                               $ 86.0    $  170.0     $  178.4
============================================================================
  Net earnings                               $ 52.8    $   61.2     $   56.0
============================================================================

Restrictions on Transfer of Assets. The governments and national banking systems of certain countries in which the Company has consolidated foreign affiliates impose various restrictions on the payment of dividends and transfer of funds out of those countries. Additionally, provisions of credit agreements entered into by certain foreign affiliates presently restrict the payment of dividends. The estimated U.S. dollar amount of the foreign net assets included in the Consolidated Balance Sheets that are restricted in some manner as to transfer to the Company was approximately $185 million at December 31, 1997.

Long-Term Debt. The following table summarizes the long-term debt of the Company at December 31, 1997 and 1996:
----------------------------------------------------------------------------
                                                           1997         1996
----------------------------------------------------------------------------
Bank Credit Agreement:
  Revolving Loans                                      $2,125.0     $1,105.0
  Bid Rate Loans                                           50.0
Senior Notes:
  7.85%, due 2004                                         300.0
  8.10%, due 2007                                         300.0
Senior Debentures, 11%, due 1999 to 2003                   42.6      1,000.0
Senior Subordinated Notes:
  10-1/4%, due 1999                                                    250.0
  10-1/2%, due 2002                                                    150.0
  10%, due 2002                                                        250.0
  9-3/4%, due 2004                                                     200.0
  9.95%, due 2004                                                      100.0
Other                                                     399.2        232.9
----------------------------------------------------------------------------
                                                        3,216.8      3,287.9
  Less amounts due within one year                         70.1         34.7
----------------------------------------------------------------------------
    Long-term debt                                     $3,146.7     $3,253.2
============================================================================

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

At December 31, 1997, the Company had unused credit available under the Bank Credit Agreement of $741.0 million.

Revolving loans bear interest, at the Company's option, at the prime rate or a Eurodollar based rate plus a margin linked to the Company's Consolidated Leverage Ratio, as defined in the Agreement. The margin is currently .425% and is limited to a range of .275% to .625%. Overdraft Account loans bear interest at the prime rate minus the facility fee percentage, defined below. The weighted average interest rate on borrowings outstanding under the Bank Credit Agreement at December 31, 1997, was 6.30%. While no compensating balances are required by the Agreement, the Company must pay a facility fee on the Revolving Loan Commitments. The facility fee, currently .20%, is limited to a range of .125% to .375%, based on changes in the Company's Consolidated Leverage Ratio. The Agreement requires the maintenance of certain financial ratios, restricts the creation of liens and incurrence of indebtedness, and restricts certain types of business activities and investments.

In April 1997, the Company filed a universal shelf registration statement with the Securities and Exchange Commission for offerings of up to $2.5 billion of debt securities, common stock, or both from time to time as market conditions permit. On May 16, 1997, pursuant to the registration statement, the Company completed the offerings of: (1) 14,750,000 shares of common stock at a public offering price of $28.50 per share; (2) $300 million aggregate principal amount of 7.85% Senior Notes due May 15, 2004; and (3) $300 million aggregate principal amount of 8.10% Senior Notes due May 15, 2007. On May 23, 1997, the Company used the proceeds from these offerings in addition to borrowings under the Company's Bank Credit Agreement to purchase $957.4 million aggregate principal amount of the 11% Senior Debentures due 2003 pursuant to a tender offer and consent solicitation for such securities. On June 13, 1997, the Company issued an additional 2,186,100 shares of common stock pursuant to the partial exercise of the underwriters' overallotment option. On June 16, 1997, the Company redeemed all $250 million aggregate principal amount of the 10.25% Senior Subordinated Notes due 1999, and all $150 million aggregate principal amount of the 10.50% Senior Subordinated Notes due 2002. The June 16, 1997, redemptions were funded by proceeds received from the June 13, 1997, issuance of common stock and borrowings under the Company's Bank Credit Agreement. On August 1, 1997, the Company redeemed all $250 million aggregate principal amount of the 10% Senior Subordinated Notes due 2002. On August 15, 1997, the Company redeemed all $200 million aggregate principal amount of the 9.75% Senior Subordinated Notes due 2004. On October 15, 1997, the Company redeemed all $100 million aggregate principal amount of 9.95% Senior Subordinated Notes due 2004. The August and October redemptions were funded by borrowings under the Company's Bank Credit Agreement.

As a result of the release of the guarantees and collateral securing the Bank Credit Agreement and the 11% Senior Debentures, the newly issued Senior Notes rank pari passu with such obligations. The Bank Credit Agreement, 11% Senior Debentures, and Senior Notes are senior in right of payment to all existing and future subordinated debt of the Company.

Under the terms of the Bank Credit Agreement, dividend payments with respect to the Company's Preferred or Common Stock and payments for redemption of shares of its Common Stock are subject to certain limitations. At
December 31, 1997, the maximum allowable amount of such payments was $336.2 million.

Annual maturities for all of the Company's long-term debt through 2002 are as follows: 1998, $70.1 million; 1999, $138.2 million; 2000, $40.4 million;
2001, $2,307.9 million; and 2002, $25.3 million.

Interest paid in cash aggregated $303.8 million for 1997, $281.3 million for 1996, and $283.1 million for 1995.

Fair values at December 31, 1997, of the Company's significant fixed rate debt obligations are as follows:

----------------------------------------------------------------------------
                                                      Indicated
                                      Principal        Market
                                       Amount          Price      Fair Value
----------------------------------------------------------------------------
Senior Notes:
  7.85%                                  $300.0        $104.24        $312.7
  8.10%                                   300.0         106.45         319.4
----------------------------------------------------------------------------

Operating Leases. Rent expense attributable to all operating leases was $57.3 million in 1997, $59.0 million in 1996, and $58.5 million in 1995. Contingent rental expense was not significant in any period presented. Minimum future rentals under operating leases are as follows: 1998, $27.6 million; 1999, $24.9 million; 2000, $21.7 million; 2001, $20.5 million; 2002, $19.6 million;
and 2003 and thereafter, $67.4 million.

Foreign Currency Translation. Aggregate foreign currency exchange gains (losses) included in other costs and expenses were $(8.1) million in 1997, $.5 million in 1996, and $(10.1) million in 1995, and resulted principally from translation of the balance sheets of certain of the Company's major affiliates which are located in Brazil and Venezuela. Earnings on time deposits and short-term investments in those countries typically include an inflationary component, which has substantially offset the exchange losses.

Changes in the cumulative foreign currency translation adjustment were as follows:

----------------------------------------------------------------------------
                                                  1997        1996      1995
----------------------------------------------------------------------------
Balance at beginning of year                    $ (82.3)    $(84.7)   $(67.8)
Net effect of exchange rate
  fluctuations                                    (79.6)      (1.1)    (17.2)
Deferred income taxes                              13.9        3.5        .3
----------------------------------------------------------------------------
Balance at end of year                          $(148.0)    $(82.3)   $(84.7)
============================================================================

The net effect of exchange rate fluctuations generally reflects changes in the relative strength of the U.S. dollar against major foreign currencies between the beginning and end of the year.

As a result of recent reductions in the reported Brazilian inflation rate, beginning in 1998 the Company's Brazilian affiliate will no longer be considered to operate in a "highly inflationary" economy. The Company believes this change will not have a material effect on its consolidated financial statements.

Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows:

----------------------------------------------------------------------------
                                                           1997         1996
----------------------------------------------------------------------------
Deferred tax assets:
  U.S. Federal tax loss carryovers                      $ 164.5      $ 102.6
  Other accrued liabilities                               132.4        104.1
  Accrued postretirement benefits                         124.2        131.9
  Asbestos-related liabilities                             50.5         86.9
  Other                                                    92.2         68.2
----------------------------------------------------------------------------
    Total deferred tax assets                             563.8        493.7

Deferred tax liabilities:
  Property, plant and equipment                           273.9        196.8
  Prepaid pension costs                                   222.3        226.2
  Insurance for asbestos-related costs                     76.3         82.3
  Inventory                                                36.5         32.4
  Receivables and other assets                             19.4         16.9
  Other                                                    46.6         35.9
----------------------------------------------------------------------------
    Total deferred tax liabilities                        675.0        590.5
----------------------------------------------------------------------------
    Net deferred tax liabilities                        $(111.2)     $ (96.8)
============================================================================

Deferred taxes are included in the Consolidated Balance Sheets at December 31, 1997 and 1996 as follows:

----------------------------------------------------------------------------
                                                           1997         1996
----------------------------------------------------------------------------
Prepaid expenses                                        $ 118.0      $ 104.4
Deferred tax liabilities                                 (229.2)      (201.2)
----------------------------------------------------------------------------
Net deferred tax liabilities                            $(111.2)     $ (96.8)
============================================================================

The provision for income taxes consists of the following:

----------------------------------------------------------------------------
                                                  1997      1996        1995
----------------------------------------------------------------------------
Current:
  U.S. federal                                  $  1.0    $  1.5      $  1.5
  State                                            1.0       1.1          .8
  Foreign                                         62.6      24.8        49.8
----------------------------------------------------------------------------
                                                  64.6      27.4        52.1
----------------------------------------------------------------------------
Deferred:
  U.S. federal                                    65.8      57.9        34.7
  State                                            7.2       9.2         6.6
  Foreign                                         10.9      10.4         7.4
----------------------------------------------------------------------------
                                                  83.9      77.5        48.7
----------------------------------------------------------------------------
Total:
  U.S. federal                                    66.8      59.4        36.2
  State                                            8.2      10.3         7.4
  Foreign                                         73.5      35.2        57.2
----------------------------------------------------------------------------
                                                $148.5    $104.9      $100.8
============================================================================

The provision for income taxes was calculated based on the following components of earnings before income taxes:

----------------------------------------------------------------------------
                                                  1997      1996        1995
----------------------------------------------------------------------------
Domestic                                        $224.5    $160.9      $100.2
Foreign                                          227.8     163.2       209.8
----------------------------------------------------------------------------
                                                $452.3    $324.1      $310.0
============================================================================

Income taxes paid in cash were as follows:

----------------------------------------------------------------------------
                                                  1997      1996        1995
----------------------------------------------------------------------------
Domestic                                        $  1.9    $   .5      $  3.1
Foreign                                           86.0      33.4        35.5
----------------------------------------------------------------------------
                                                $ 87.9    $ 33.9      $ 38.6
============================================================================

A reconciliation of the provision for income taxes based on the statutory U.S. federal tax rate of 35% to the provision for income taxes is as follows:

----------------------------------------------------------------------------
                                                  1997      1996        1995
----------------------------------------------------------------------------
Pretax earnings at statutory
  U.S. Federal tax rate                         $158.3    $113.4      $108.5
Increase (decrease) in provision for
  income taxes due to:
  Amortization of goodwill                        10.6      10.5        10.5
  State taxes, net of federal benefit              5.3       6.7         4.8
  Foreign sales corporation and possession
    tax credits                                   (7.3)     (5.9)       (5.3)
  Divestiture                                     (5.7)
  Nontaxable foreign earnings                     (4.8)     (5.4)       (5.3)
  Research and development credits                (1.5)      (.5)       (1.0)
  Foreign earnings at different rates              (.6)     (8.9)       (4.9)
  Equity earnings                                            (.9)       (2.1)
  Other items                                     (5.8)     (4.1)       (4.4)
----------------------------------------------------------------------------
Provision for income taxes                      $148.5    $104.9      $100.8
============================================================================
Effective tax rate                               32.8%     32.4%       32.5%
============================================================================

For U.S. Federal income tax purposes, approximately $470 million of net operating loss is available as a carryover at December 31, 1997. Carryovers of the net operating loss expire beginning in 2004.

Alternative minimum tax credits and research and development credits of approximately $18 million and $5 million, respectively, are available to offset future U.S. federal income tax. The alternative minimum tax credits do not expire while carryovers of the research and development credits expire beginning in 2009.

At December 31, 1997, the Company's equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $418 million. It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed.

Preferred Stock. Preferred shares, $.01 par value, $7.00 cumulative dividend, issuable in series, at December 31, 1997 and 1996, were as follows:

                                                            Number of Shares
-----------------------------------------------------------------------------
                                                             1997        1996
-----------------------------------------------------------------------------
Series A Exchangeable
   Authorized                                              75,000      75,000
   Issued                                                  65,625      65,625
   Outstanding                                             17,099      17,099
Series B Exchangeable
   Authorized                                              75,000      75,000
   Issued                                                  65,625      65,625
   Outstanding                                             55,665      65,625
Series C Exchangeable
   Authorized                                             150,000     150,000
   Issued and outstanding                                 131,250     131,250

The preferred shares, all of which were issued October 30, 1992, are exchangeable for a number of common shares determined by multiplying the total number of exchangeable shares being exchanged by the sum of $100 plus all dividends accumulated and unpaid on each share being exchanged and dividing such amount by the last reported sales price of common shares on the New York Stock Exchange at the close of business on the business day next preceding the day of exchange. The shares are exchangeable at the option of the owners as follows: Series A, from and after the third anniversary of the date of issuance; Series B, from and after the fifth anniversary of the date of issuance; and Series C, from and after the sixth anniversary of the date of issuance. Dividends accumulated and unpaid were approximately $7.4 million and $6.2 million at December 31, 1997 and 1996, respectively.

Holders of the preferred shares have no voting rights, except on actions which would affect their rights to exchange shares for common shares, or on actions to increase the authorized number of exchangeable shares.

Stock Options. The Company has three nonqualified stock option plans: (1) 1991 Stock Option Plan for Key Employees of Owens-Illinois, Inc., (2) 1994 Stock Option Plan for Directors of Owens-Illinois, Inc. and (3) 1997 Equity Participation Plan of Owens-Illinois, Inc. No options may be exercised in whole or in part during the first year after the date granted. In general, subject to accelerated exercisability provisions related to the performance of the Company's common stock or change of control, 50% of the options become exercisable on the fifth anniversary of the date of the option grant, with the remaining 50% becoming exercisable on the sixth anniversary date of the option grant. In general, options expire the day after the tenth anniversary date of the option grant or following termination of employment.

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

-----------------------------------------------------------------------------
                                                   1997        1996      1995
-----------------------------------------------------------------------------
Net income:
  As reported                                    $167.9      $191.1    $169.1
  Pro forma                                       166.3       190.6     169.0
Basic earnings per share:
  As reported                                      1.25        1.58      1.40
  Pro forma                                        1.23        1.57      1.40
Diluted earnings per share:
  As reported                                      1.24        1.55      1.37
  Pro forma                                      $ 1.23      $ 1.54    $ 1.37
-----------------------------------------------------------------------------

The pro forma effect on net income is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. Assuming similar grants in future years, the pro forma effects will not be fully reflected until 2000.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

-----------------------------------------------------------------------------
                                                   1997        1996      1995
-----------------------------------------------------------------------------
Expected life of options                        5 years     5 years   5 years
Expected stock price volatility                   26.3%       27.3%     27.3%
Risk-free interest rate                           6.08%       6.70%     6.03%
Expected dividend yield                           0.00%       0.00%     0.00%
-----------------------------------------------------------------------------

Stock option activity is as follows:

-----------------------------------------------------------------------------
                                                          Weighted   Weighted
                                                          Average    Average
                                              Number of   Exercise     Fair
                                                Shares     Price      Value
-----------------------------------------------------------------------------
Options outstanding at December 31, 1994      5,314,400      $7.37
  Granted                                       528,450      13.25      $4.76
  Exercised                                    (470,900)      5.01
  Cancelled                                     (40,750)     11.91
-----------------------------------------------------------------------------
Options outstanding at December 31, 1995      5,331,200       8.13
  Granted                                       552,200      16.50      $6.14
  Exercised                                    (435,426)      6.32
  Cancelled                                     (73,125)     12.49
-----------------------------------------------------------------------------
Options outstanding at December 31, 1996      5,374,849       9.08
  Granted                                     1,188,787      31.73     $11.18
  Exercised                                  (3,192,874)      6.66
  Cancelled                                     (28,987)     21.43
-----------------------------------------------------------------------------
Options outstanding at December 31, 1997      3,341,775     $19.35
==================================================================

Options exercisable at:
  December 31, 1997                           2,202,125     $12.99
  December 31, 1996                           3,971,378      $7.34
  December 31, 1995                           3,272,761      $5.56
==================================================================

Shares available for option grant at:
  December 31, 1997                          10,135,765
  December 31, 1996                           1,295,565
  December 31, 1995                           1,774,640
=======================================================

The following table summarizes significant option groups outstanding at December 31, 1997, and related weighted average price and life information:

                             Options Outstanding          Options Exercisable
                       --------------------------------  ---------------------
                                    Weighted
                                     Average
                                    Remaining  Weighted               Weighted
    Range of                        Contract-  Average                Average
    Exercise             Options     ual Life  Exercise    Options    Exercise
     Prices            Outstanding  (in years)  Price    Exercisable   Price
-------------------------------------------------------  ---------------------
$ 5.00 to $12.50         1,247,978      4.7      $10.89    1,247,978    $10.89
$12.51 to $16.50           917,460      8.0      $14.97      917,460    $14.97
$16.51 to $36.31         1,176,337      9.5      $31.73       36,687    $34.99
------------------------------------------------------------------------------
                         3,341,775                         2,202,125
==============================================================================

Pension Benefit Plans. Net credits to results of operations for all of the Company's pension plans and certain deferred compensation arrangements amounted to $40.2 million in 1997, $29.8 million in 1996, and $31.5 million in 1995.

The Company has pension plans covering substantially all domestic employees. Benefits generally are based on compensation for salaried employees and on length of service for hourly employees. The Company's policy is to fund domestic pension plans such that sufficient assets will be available to meet future benefit requirements.

The following tables relate to the Company's principal domestic pension plans.

The funded status at year-end was as follows:

----------------------------------------------------------------------------
                                                         1997           1996
----------------------------------------------------------------------------
Actuarial present value of benefit obligations:
  Vested                                             $1,722.2       $1,614.9
  Nonvested                                             110.8          103.0
----------------------------------------------------------------------------
    Accumulated benefit obligation                    1,833.0        1,717.9
  Effect of assumed benefit increases                   157.6          131.6
----------------------------------------------------------------------------
    Projected benefit obligation                      1,990.6        1,849.5
Plan assets at fair value                             3,103.6        2,662.1
----------------------------------------------------------------------------
Plan assets in excess of projected benefit
  obligation                                          1,113.0          812.6
Unrecognized prior service cost                          42.7           34.9
Unrecognized net loss (gain)                           (520.4)        (223.0)
----------------------------------------------------------------------------
Prepaid pension                                      $  635.3       $  624.5
============================================================================

The components of the net pension credit for the year were as follows:

--------------------------------------------------------------------------
                                              1997        1996        1995
--------------------------------------------------------------------------
Service cost (benefits earned
  during the period)                       $  25.0     $  25.7     $  19.7
Interest cost on projected
  benefit obligation                         135.6       134.4       137.4
Actual return on plan assets                (627.2)     (492.7)     (504.3)
Net amortization and deferral                408.6       286.1       300.9
--------------------------------------------------------------------------
                                           $ (58.0)    $ (46.5)    $ (46.3)
==========================================================================

The actuarial present value of benefit obligations is based on a discount rate of 7.00% for 1997 and 7.50% for 1996. Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases on a scale of 5% for 1997 and 1996. The expected long-term rate of return on assets was 10% for 1997, 1996 and 1995. Amortization included in net pension credits is based on the average remaining service of employees. Plan assets include marketable equity securities which, at December 31, 1997, included 16,022,880 (18,966,317 at December 31, 1996) shares of the Company's common stock, government and corporate debt securities, real estate and commingled funds. During 1997, 1996 and 1995, the Company transferred $35.5 million, $35.0 million and $22.0 million, respectively, of pension plan assets to a special trust for the purpose of funding qualified current retiree health liabilities.

The Company also sponsors several defined contribution plans for all salary and hourly domestic employees. Participation is voluntary and participants' contributions are based on their compensation. The Company matches substantially all plan participants' contributions up to various limits. Company contributions to these plans amounted to $9.6 million in 1997, $7.5 million in 1996, and $7.4 million in 1995.

Postretirement Benefits Other Than Pensions. The Company provides certain retiree health care and life insurance benefits covering substantially all U.S. salaried and certain hourly employees. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service.

The components of the net postretirement benefit cost for the year were as follows:

-----------------------------------------------------------------------------
                                               1997         1996         1995
-----------------------------------------------------------------------------
Service cost (benefits earned during
  the period)                                $  2.0       $  2.0       $  1.6
Interest cost on accumulated
  postretirement benefit obligation            21.8         21.8         23.5
Net amortization and deferral                 (13.0)       (13.2)       (13.7)
-----------------------------------------------------------------------------
  Net postretirement benefit cost            $ 10.8       $ 10.6       $ 11.4
=============================================================================

The components of the accumulated postretirement benefit obligation and amounts accrued at year-end were as follows:

-----------------------------------------------------------------------------
                                                            1997         1996
-----------------------------------------------------------------------------
Actuarial present value of benefit obligations:
  Retirees and dependents                                 $259.1       $258.4
  Eligible active employees                                 18.3         21.5
  Other active employees                                    30.1         22.7
-----------------------------------------------------------------------------
                                                           307.5        302.6
Unamortized prior service credit                            87.1        100.7
Unrecognized net loss                                      (39.8)       (31.6)
-----------------------------------------------------------------------------
  Nonpension postretirement benefits                      $354.8       $371.7
=============================================================================

Assumed health care cost inflation was based on a rate of 7.50% in 1997 and 8.00% in 1996, declining ratably to an ultimate rate of 6.00% in the year 2000. A one percentage point increase in these rates would have increased the accumulated postretirement benefit obligation at December 31, 1997 by $11.9 million and increased the net postretirement benefit cost for 1997 by $1.1 million. The assumed discount rates used in determining the accumulated postretirement benefit obligation were 7.00% and 7.50% at December 31, 1997 and 1996, respectively. Amortization included in net postretirement benefit cost is based on the average remaining service of employees.

Benefits provided by the Company for certain of the hourly retirees are determined by collective bargaining. Most other domestic hourly retirees receive health and life insurance benefits from a multiemployer trust established by collective bargaining. Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $8.6 million in 1997, $7.5 million in 1996, and $7.1 million in 1995. Postretirement health and life benefits for retirees of foreign affiliates are generally provided through the national health care programs of the countries in which the affiliates are located.

Other Revenues. Other revenues for the year ended December 31, 1997, includes a gain of $16.3 million from the sale of the remaining 49% interest in Kimble Glass.

Other Costs and Expenses. Other costs and expenses for the year ended December 31, 1997, includes $14.1 million principally for guarantees of certain lease obligations of a business divested several years ago. Other costs and expenses for the year ended December 31, 1995, includes $40 million to write down the asbestos insurance asset and a net credit of $40 million primarily from the reduction of previously established restructuring reserves.

Extraordinary Charges from Early Extinguishment of Debt. During 1997, the Company used the proceeds from the Offerings along with borrowings under its Bank Credit Agreement to redeem: (1) $957.4 million aggregate principal amount of the 11% Senior Debentures due 2003, at 109.56% of the principal amount plus a $20 consent payment per debenture for consents to proposed amendments to the indenture relating to the debentures; (2) all $250 million aggregate principal amount of the 10.25% Senior Subordinated Notes due 1999, at 100% of the principal amount; (3) all $150 million aggregate principal amount of the 10.50% Senior Subordinated Notes due 2002, at 105.25% of the principal amount; (4) all $250 million aggregate principal amount of the 10% Senior Subordinated Notes due 2002, at 105% of the principal amount; (5) all $200 million aggregate principal amount of the 9.75% Senior Subordinated Notes due 2004, at 104.875% of the principal amount; and (6) all $100 million aggregate principal amount of the 9.95% Senior Subordinated Notes due 2004, at 104.975% of the principal amount. As a result, the Company recorded extraordinary charges for redemption premiums and the write-off of unamortized deferred finance fees totaling $169.2 million, net of applicable income tax effects of $64.7 million.

Contingencies. The Company was contingently liable at December 31, 1997, under guarantees of loans and lease obligations related to certain divested businesses, equity associates and other third parties in the principal amount of $18.9 million.

The Company is one of a number of defendants (typically 10 to 20) in a substantial number of lawsuits filed in numerous state and federal courts by persons alleging bodily injury (including death) as a result of exposure to dust from asbestos fibers. From 1948 to 1958, one of the Company's former business units commercially produced and sold a high-temperature, clay-based insulating material containing asbestos. The insulation material was used in limited industrial applications such as shipyards, power plants and chemical plants. During its ten years in the high-temperature insulation business, the Company's aggregate sales of insulation material containing asbestos were less than $40 million. The Company exited the insulation business in April 1958. The traditional asbestos personal injury lawsuits and claims relating to such production and sale of asbestos material typically allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and punitive damages in various amounts (herein referred to as "asbestos claims"). As of December 31, 1997, the Company estimates that it is a named defendant in asbestos claims involving approximately 14,000 plaintiffs and claimants.

The following table shows the approximate number of plaintiffs and claimants involved in asbestos claims pending at the beginning of, disposed of and filed during, and pending at the end of, each of the years listed (eliminating duplicate filings):

                                               1997        1996        1995
                                              ------      ------      ------
Pending at beginning of year                  16,000      21,000      29,000
Disposed                                       7,000      13,000      24,000
Filed                                          5,000       8,000      16,000
                                              ------      ------      ------
Pending at end of year                        14,000      16,000      21,000
                                              ======      ======      ======

Since receiving its first asbestos claim, the Company, as of December 31, 1997, has disposed of the asbestos claims of approximately 210,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $4,200. Certain of these dispositions have included deferred payment amounts payable over periods ranging from one to seven years. Deferred payments at December 31, 1997 totaled $64.4 million and are included in the foregoing average indemnity payment per claim. The Company believes the 1995 filings were in part attributable to the efforts of claimants attempting to avoid the impact of various state "tort reform" legislative proposals.

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

The Company's indemnity payments may also be affected by co-defendant bankruptcy and class action filings. Since 1982 a number of former producers of asbestos-containing products have filed for reorganization under Chapter 11 of the United States Bankruptcy Code ("Co-Defendant Bankruptcies"). Pending lawsuits are generally stayed as to these entities, but continue against the Company and other defendants. The precise impact on the Company of these Co-Defendant Bankruptcies is not determinable. However, the Company believes that the Co-Defendant Bankruptcies probably have adversely affected, and may adversely affect in the future, the Company's share of the total liability to plaintiffs in previously settled or otherwise determined lawsuits and claims.

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

In December 1995, the presiding judge in the United Insurance case entered a Consent Judgment settling the United Insurance case as to all remaining issues and all parties with the single exception of a broker malpractice claim asserted by the Company, which remains pending. In the Consent Judgment Order, the presiding judge specifically found that the OIL Settlement was a good faith and non-collusive settlement and that it was fair and reasonable as to OIL and all of OIL's non-settling reinsurers.

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

Since the date of the OIL settlement, 17 previously nonsettling reinsurers have made the payments called for under the OIL Settlement or otherwise settled their obligations thereunder. Other nonsettling solvent reinsurers, all of which are parties to the Employers Mutual case described above, have not, however, made the payments called for under the OIL Settlement.

In June 1996, the Superior Court of New Jersey, Morris County granted OIL summary judgment on the "entire controversy" doctrine claim in the Employers Mutual case. A petition for interlocutory appeal of this summary judgment by certain nonsettling OIL reinsurers was rejected first by the Appellate Division of the New Jersey Superior Court and thereafter by the New Jersey Supreme Court.

In January 1998, this same court granted OIL partial summary judgment barring the nonsettling OIL reinsurers' fraud claims. The nonsettling OIL reinsurers have petitioned for interlocutory appeal of this grant of partial summary judgment.

As a result of payments and commitments that have been made by reinsurers pursuant to the OIL Settlement and the earlier settlement agreements described above in the United Insurance case and certain other available insurance, the Company has to date confirmed coverage for its asbestos-related costs of approximately $308.4 million. Of the total amount confirmed to date, $270.7 million had been received through December 31, 1997; and the balance of approximately $37.7 million will be received throughout 1998 and the next several years. The remainder of the insurance asset of approximately $201.6 million relates principally to the reinsurers who have not yet paid, and continue to contest, their reinsurance obligations under the OIL Settlement. This $201.6 million asset valuation at December 31, 1997 also reflects 1994 and 1995 reductions of $100 million and $40 million, respectively, in the insurance asset valuation of $650 million established in 1993, which had been made to reflect settlement activity and litigation developments in the United Insurance case.

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

As a result of the Co-Defendant Bankruptcies and the continuing efforts in various federal and state courts to resolve asbestos lawsuits and claims in nontraditional manners, as well as the continued filings of new lawsuits and claims, the Company believes that its ultimate asbestos-related contingent liability (i.e., its indemnity or other claim disposition costs plus related litigation expenses) is difficult to estimate with certainty. However, the Company has continually monitored the trends of matters which may affect its ultimate liability and continually analyzes the trends, developments and variables affecting or likely to affect the resolution of pending and future asbestos claims against the Company.

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

Subsequent Event. On March 1, 1998, the Company signed a definitive agreement to acquire the worldwide glass and plastic packaging businesses of BTR Plc ("BTR") in an all cash transaction valued at approximately $3.6 billion. The acquisition is subject to the approval of BTR's shareholders and regulatory approvals. Although there can be no assurance of these approvals, the Company believes that the approvals will be obtained and that the acquisition will close in the second quarter of 1998.

The Company has secured commitments from certain banks participating in its Bank Credit Agreement to provide financing to consummate the acquisition. Following the closing, the Company plans to refinance a portion of the bank borrowings with public offerings of debt and equity securities. On March 6, 1998, the Company filed a universal shelf registration statement with the Securities and Exchange Commission for offerings of up to $4.0 billion of debt securities, preferred stock, common stock, or some combination thereof from time to time as market conditions permit.

The acquisition will be accounted for under the purchase method of accounting. The total purchase cost will be allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values.
The BTR packaging businesses being purchased by the Company had 1997 sales of approximately $1.5 billion.

Segment Information.

The Company has two industry segments: (1) Glass Containers; and (2) Plastics Group.

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

Financial information regarding the Company's geographic segments is as follows:

----------------------------------------------------------------------------
                                            1997          1996          1995
----------------------------------------------------------------------------
Sales to unaffiliated customers:
  United States                         $2,917.6      $2,725.2      $2,702.8
  Other Western Hemisphere                 643.4         576.9         636.7
  Europe and Asia                        1,097.5         543.6         423.7
----------------------------------------------------------------------------
    Consolidated total                  $4,658.5      $3,845.7      $3,763.2
============================================================================

Operating profit:
  United States (a)                     $  449.5      $  425.4      $  419.5
  Other Western Hemisphere                 117.2          98.3         151.6
  Europe and Asia                          146.0          74.0          50.4
  Eliminations                               1.3           (.9)           .1
----------------------------------------------------------------------------
    Combined segment total              $  714.0      $  596.8      $  621.6
============================================================================

Identifiable assets:
  United States                         $3,285.7      $3,031.4      $2,952.6
  Other Western Hemisphere                 800.9         754.1         697.4
  Europe and Asia                        1,572.3       1,110.6         525.5
  Eliminations                               (.3)         (1.1)         (1.3)
----------------------------------------------------------------------------
    Combined segment total              $5,658.6      $4,895.0      $4,174.2
============================================================================

(a) Operating profit for the United States geographic segment includes a net credit of $40.0 million in 1995 primarily from the reduction of previously established restructuring reserves.

Financial information regarding the Company's worldwide industry segments is as follows:

----------------------------------------------------------------------------
                                            1997          1996      1995 (b)
----------------------------------------------------------------------------
Sales to unaffiliated customers (a):
  Glass Containers                      $3,528.4      $2,783.3      $2,744.0
  Plastics Group                         1,128.6       1,060.7       1,017.7
  Other                                      1.5           1.7           1.5
----------------------------------------------------------------------------
    Consolidated total                  $4,658.5      $3,845.7      $3,763.2
============================================================================

Operating profit:
  Glass Containers                      $  525.2      $  424.5      $  482.7
  Plastics Group                           188.7         172.1         137.4
  Eliminations                                .1            .2           1.5
----------------------------------------------------------------------------
    Combined segment total                 714.0         596.8         621.6
  Other retained costs                       (.5)         (7.6)        (56.1)
----------------------------------------------------------------------------
    Consolidated total                     713.5         589.2         565.5

Equity earnings                             17.9          15.2          14.4
Interest expense (net)                    (279.1)       (280.3)       (269.9)
----------------------------------------------------------------------------
                                           452.3         324.1         310.0
Reconciliation to earnings before
  extraordinary items:
    Provision for income taxes            (148.5)       (104.9)       (100.8)
    Minority share owners' interests       (31.4)        (28.1)        (40.1)
----------------------------------------------------------------------------
Earnings before extraordinary items     $  272.4      $  191.1      $  169.1
============================================================================

(a) Sales of similar products which contributed 10% or more of consolidated net sales for 1997, 1996, and 1995, and their percentage contribution in each year, respectively, are glass containers with 71%, 66%, and 66%; and plastic containers with 15%, 17%, and 16%. In 1996 and 1995, sales by both the Glass Containers and Plastics Group industry segments to one customer aggregated approximately 10% and 11%, respectively, of consolidated total sales.

(b) Operating profit for 1995 includes a charge of $40.0 million to write down the asbestos insurance asset and a net credit of $40.0 million primarily from the reduction of previously established restructuring reserves. These items increased (decreased) operating profit as follows:
     Glass Containers, $45.1 million; Plastics Group, $(5.1) million; and other retained costs, $(40.0) million.

-----------------------------------------------------------------------------
                                                 1997        1996        1995
-----------------------------------------------------------------------------
Identifiable assets:
  Glass Containers                           $4,232.0    $3,557.5    $2,880.6
  Plastics Group                              1,427.0     1,338.0     1,295.0
  Eliminations                                    (.4)        (.5)       (1.4)
-----------------------------------------------------------------------------
    Combined segment total                    5,658.6     4,895.0     4,174.2
  Investments in and advances
    to associates                                87.7        85.6        84.1
  Corporate and other
    retained assets                           1,098.8     1,124.7     1,180.9
-----------------------------------------------------------------------------
  Total                                      $6,845.1    $6,105.3    $5,439.2
=============================================================================

Property, plant and equipment
-- capital expenditures:
  Glass Containers                           $  317.4    $  298.1    $  209.0
  Plastics Group                                119.9        88.7        67.8
-----------------------------------------------------------------------------
    Combined segment total                      437.3       386.8       276.8
  Corporate and other
    retained assets                              34.0         1.6         6.8
-----------------------------------------------------------------------------
  Total                                     $   471.3    $  388.4    $  283.6
=============================================================================

Property, plant and equipment
-- depreciation:
  Glass Containers                          $   215.1    $  151.2    $  125.5
  Plastics Group                                 64.7        64.4        59.2
-----------------------------------------------------------------------------
    Combined segment total                      279.8       215.6       184.7
  Corporate and other
    retained assets                               3.7         4.2         3.6
-----------------------------------------------------------------------------
  Total                                     $   283.5    $  219.8    $  188.3
=============================================================================

Selected Quarterly Financial Data (unaudited). The following tables present selected financial data by quarter for the years ended December 31, 1997 and 1996:

-----------------------------------------------------------------------------
                                  1997 (a)
-----------------------------------------------------------------------------
                           First     Second      Third     Fourth
                          Quarter    Quarter    Quarter    Quarter      Total
-----------------------------------------------------------------------------
Net sales                $1,056.3   $1,224.5   $1,239.5   $1,138.2   $4,658.5
=============================================================================
Gross profit             $  211.4   $  294.8   $  278.1   $  207.8   $  992.1
=============================================================================
Earnings (loss):
  Before extraordinary
    items                $   54.6   $   86.9   $   91.8   $   39.1   $  272.4
  Extraordinary charges
    from early
    extinguishment of
    debt, net of applicable
    income taxes                       (84.5)     (16.4)      (3.6)    (104.5)
-----------------------------------------------------------------------------
  Net earnings           $   54.6   $    2.4   $   75.4   $   35.5   $  167.9
=============================================================================

Earnings (loss) per share
  of common stock (b):
  Basic:
    Before extraordinary
      items              $   0.44   $   0.66   $   0.65   $   0.28   $   2.03
    Extraordinary
      charges                          (0.64)     (0.12)     (0.03)     (0.78)
-----------------------------------------------------------------------------
    Net earnings         $   0.44   $   0.02   $   0.53   $   0.25   $   1.25

  Diluted:
    Before extraordinary
      items              $   0.44   $   0.65   $   0.65   $   0.27   $   2.01
    Extraordinary
      charges                          (0.63)     (0.12)     (0.02)     (0.77)
-----------------------------------------------------------------------------
    Net earnings         $   0.44   $   0.02   $   0.53   $   0.25   $   1.24
=============================================================================

(a) In the first quarter of 1997, the Company recorded: (1) a gain of $16.3 million ($16.3 million aftertax) on the sale of the remaining 49% interest in Kimble Glass; and (2) charges of $14.1 million ($8.7 million aftertax) principally for guarantees of certain lease obligations of a business divested several years ago. The net aftertax amounts of these items was a credit of $7.6 million, or $0.06 per share on both a basic and diluted basis.

(b) Earnings per share are computed independently for each period presented. Due to the issuance of 16.9 million shares of common stock in the second quarter of 1997 and the resultant effect on average shares outstanding, per share amounts calculated on a year-to-date basis do not equal the sums of such amounts calculated separately for each quarter.

-----------------------------------------------------------------------------
                                    1996
-----------------------------------------------------------------------------
                          First      Second     Third      Fourth
                         Quarter    Quarter    Quarter    Quarter       Total
-----------------------------------------------------------------------------
Net sales                 $905.8     $963.7    $1,014.1    $962.1    $3,845.7
=============================================================================
Gross profit              $196.9     $226.2    $  225.8    $171.2    $  820.1
=============================================================================
Net earnings              $ 39.6     $ 66.6    $   62.0    $ 22.9    $  191.1
=============================================================================

Net earnings per share
  of common stock:
  Basic                   $ 0.33     $ 0.55    $   0.51    $ 0.19    $   1.58
  Diluted                 $ 0.32     $ 0.54    $   0.50    $ 0.19    $   1.55
=============================================================================


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                  PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

                                   PART IV

ITEM 14.(a).     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


Index of Financial Statements and Financial Statement Schedules Covered by Report of Independent Auditors.

                                                                     Page
                                                                     ----
Report of Independent Auditors                                         32

Consolidated Balance Sheets at December 31, 1997 and 1996           34-35

For the years ended December 31, 1997, 1996 and 1995

     Consolidated Results of Operations                                33
     Consolidated Share Owners' Equity                                 36
     Consolidated Cash Flows                                           37

Statement of Significant Accounting Policies                        38-40

Financial Review                                                    41-67

Exhibit Index                                                       72-76

     Financial Statement Schedule                              Schedule Page
     ----------------------------                              -------------
For the years ended December 31, 1997, 1996, and 1995:

  II - Valuation and Qualifying Accounts (Consolidated)               S-1


All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule.

                                 EXHIBIT INDEX

S-K Item 601
    No.                               Document
------------                          --------
3.1        -- Restated Certificate of Incorporation of Owens-Illinois, Inc.
              (filed as Exhibit 3.1 to the Registrant's Registration Statement, File No. 33-43224, and incorporated herein by reference).
3.2        -- Bylaws of Owens-Illinois, Inc., as amended (filed as Exhibit
              3.2 to the Registrant's Registration Statement, File No. 33-43224, and incorporated herein by reference).
3.3        -- Certificate of Designations, Preferences and Relative,
              Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Exchangeable Preferred Stock, Series B Exchangeable Preferred Stock and Series C Exchangeable Preferred Stock of Owens-Illinois, Inc., dated October 30, 1992 (filed as Exhibit
              3.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-9576, and incorporated herein by reference).
4.1        -- Indenture, dated as of December 15, 1991, among Owens-Illinois,
              Inc., Owens-Illinois Group, Inc., and The Bank of New York related to Senior Debentures of Owens-Illinois, Inc. (filed as
              Exhibit 4.32 to the Registrant's Registration Statement, File No. 33-34825, and incorporated herein by reference).
4.2        -- Supplemental Indenture, dated as of May 9, 1997, between Owens-
              Illinois, Inc., the Guarantors named therein, and The Bank of New York related to the 11% Senior Debentures (filed as Exhibit
              4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 1-9576, and incorporated herein by reference).
4.3        -- Amended and Restated Credit Agreement, dated as of May 15,
              1997, among Owens-Illinois, Inc., the lenders listed therein, including those named as lead managers and co-agents, The Bank of Nova Scotia, NationsBank, N.A., Bank of America National Trust and Savings Association, and Bankers Trust Company including exhibits thereto (filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 1-9576, and incorporated herein by reference).
10.1       -- Lease Agreement, dated as of May 21, 1980, between Owens-
              Illinois, Inc. and Leyden Associates Limited Partnership (filed as Exhibit 5 to the Registrant's Registration Statement, File No. 2-68022, and incorporated herein by reference).
10.2*      -- Owens-Illinois Supplemental Retirement Benefit Plan, dated as of October 1, 1991 (filed as Exhibit 3.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-9576, and incorporated herein by reference).

S-K Item 601
    No.                                  Document
------------                             --------
10.3 *     -- First Amendment to Owens-Illinois, Inc. Supplemental Retirement
              Benefit Plan (filed as Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-9576, and incorporated herein by reference).
10.4 *     -- Second Amendment to Owens-Illinois, Inc. Supplemental
              Retirement Benefit Plan (filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-9576, and incorporated herein by reference).
10.5 *     -- Written description of the Owens-Illinois Senior Executive Life
              Insurance Plan (filed as Exhibit 3.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-9576, and incorporated herein by reference).
10.6 *     -- Form of Employment Agreement between Owens-Illinois, Inc. and various Employees (filed as Exhibit 10(m) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987, File No. 1-9576, and incorporated herein by reference).
10.7 *     -- Form of Non-Qualified Stock Option Agreement between Owens-
              Illinois, Inc. and various Employees (filed as Exhibit 10(1) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987, File No. 1-9576, and incorporated herein by reference).
10.8 *     -- Form of Subscription Agreement between Owens-Illinois, Inc. and various Purchasers (filed as Exhibit 10(k) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987, File No. 1-9576, and incorporated herein by reference).
10.9 *     -- Stock Option Plan for Directors of Owens-Illinois, Inc. (filed as Exhibit 4.3 to Registrant's Form S-8, File No. 33-57141, and incorporated herein by reference).
10.10 *    -- First Amendment to Stock Option Plan for Directors of Owens-
              Illinois, Inc. (filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-9576, and incorporated herein by reference).
10.11 *    -- Form of Non-Qualified Stock Option Agreement for use under the
              Stock Option Plan for Directors of Owens-Illinois, Inc. (filed as Exhibit 4.4 to Registrant's Form S-8, File No. 33-57141, and incorporated herein by reference).
10.12 *    -- Second Amended and Restated Stock Option Plan for Key Employees
              of Owens-Illinois, Inc. (filed as Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-9576, and incorporated herein by reference).
10.13 *    -- First Amendment to Second Amended and Restated Stock Option
              Plan for Key Employees of Owens-Illinois, Inc. (filed as
              Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-9576, and incorporated herein by reference).

S-K Item 601
    No.                                  Document
------------                             --------
10.14 *    -- Second Amendment to Second Amended and Restated Stock Option
              Plan for Key Employees of Owens-Illinois, Inc. (filed as
              Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 1-9576, and incorporated herein by reference).
10.15 *    -- Form of Non-Qualified Stock Option Agreement for use under the
              Amended and Restated Stock Option Plan for Key Employees of Owens-Illinois, Inc. (filed as Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-9576, and incorporated herein by reference).
10.16 *    -- Form of First Amendment to Subscription Agreement between
              Owens-Illinois, Inc. and Robert J. Lanigan (filed as Exhibit
              10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-9576, and incorporated herein by reference).
10.17 *    -- Form of Non-Qualified Stock Option Agreement between Owens-
              Illinois, Inc., and Robert J. Lanigan (filed as Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the
              year ended December 31, 1990, File No. 1-9576, and incorporated herein by reference).
10.18 *    -- Form of First Amendment to Non-Qualified Stock Option Agreement
              between Owens-Illinois, Inc. and Robert J. Lanigan (filed as
              Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-9576, and incorporated herein by reference).
10.19 *    -- Amended and Restated Owens-Illinois, Inc. Senior Management
              Incentive Plan (filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-9576, and incorporated herein by reference).
10.20 *    -- First Amendment to Amended and Restated Owens-Illinois, Inc.
              Senior Management Incentive Plan (filed as Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-9576, and incorporated herein by reference).
10.21 *    -- Second Amendment to Amended and Restated Owens-Illinois, Inc.
              Senior Management Incentive Plan (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 1-9576, and incorporated herein by reference).
10.22 *    -- Third Amendment to Amended and Restated Owens-Illinois, Inc.
              Senior Management Incentive Plan (filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 1-9576, and incorporated herein by reference).

S-K Item 601
    No.                                  Document
------------                             --------
10.23 *    -- Amended and Restated Owens-Illinois, Inc. Performance Award
              Plan (filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-9576, and incorporated herein by reference).
10.24 *    -- First Amendment to Amended and Restated Owens-Illinois, Inc.
              Performance Award Plan (filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 1-9576, and incorporated herein by reference).
10.25 *    -- Owens-Illinois, Inc. Corporate Officers Deferred Compensation
              Plan (filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-9576, and incorporated herein by reference).
10.26 *    -- First Amendment to Owens-Illinois, Inc. Corporate Officers
              Deferred Compensation Plan (filed as Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-9576, and incorporated herein by reference).
10.27 *    -- Owens-Illinois, Inc. Executive Savings Plan (filed as Exhibit
              10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-9576, and incorporated herein by reference).
10.28 *    -- First Amendment to Owens-Illinois, Inc. Executive Savings Plan
              (filed as Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-9576, and incorporated herein by reference).
10.29 *    -- Second Amendment to Owens-Illinois, Inc. Executive Savings Plan
              (filed as Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-9576, and incorporated herein by reference).
10.30 *    -- Third Amendment to Owens-Illinois, Inc. Executive Savings Plan
              (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 1-9576, and incorporated herein by reference).
10.31 *    -- Owens-Illinois, Inc. Directors Deferred Compensation Plan
              (filed as Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-9576, and incorporated herein by reference).
10.32 *    -- First Amendment to Owens-Illinois, Inc. Directors Deferred
              Compensation Plan (filed as Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-9576, and incorporated herein by reference).
10.33 *    -- Second Amendment to Owens-Illinois, Inc. Directors Deferred
              Compensation Plan (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 1-9576, and incorporated herein by reference).

S-K Item 601
    No.                                  Document
------------                             --------
10.34 *    -- 1997 Equity Participation Plan of Owens-Illinois, Inc. (filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 1-9576, and incorporated herein by reference).
10.35 *    -- First Amendment to 1997 Equity Participation Plan of Owens-
              Illinois, Inc. (filed as Exhibit 4.2 to the Registrant's Form S-8, File No. 333-47691, and incorporated herein by reference).
10.36 *    -- Form of Non-Qualified Stock Option Agreement for use under the
              1997 Equity Participation Plan of Owens-Illinois, Inc. (filed as Exhibit 4.3 to the Registrant's Form S-8, File No. 333-47691, and incorporated herein by reference).
10.37 *    -- Form of Restricted Stock Agreement for use under the 1997
              Equity Participation Plan of Owens-Illinois, Inc. (filed as
              Exhibit 4.4 to the Registrant's Form S-8, File No. 333-47691, and incorporated herein by reference).
12         -- Computation of Ratio of Earnings to Fixed Charges and Earnings
              to Combined Fixed Charges and Preferred Stock Dividends (filed herewith).
21         -- Subsidiaries of the Registrant (filed herewith).
23.1       -- Consent of Independent Auditors (filed herewith).
23.2       -- Consent of McCarter & English (filed herewith).
24         -- Owens-Illinois, Inc. Power of Attorney (filed herewith).
27.1       -- Financial Data Schedule (filed herewith).
27.2-27.5  -- Restated Financial Data Schedules (filed herewith).

* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c).
-------------


ITEM 14.(b).     REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the Registrant during the last quarter of 1997.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          OWENS-ILLINOIS, INC.


                                                 (Registrant)



                                          By /s/ Thomas L. Young
                                            -------------------------------
                                            Thomas L. Young
                                            Executive Vice President --
                                            Administration, General Counsel
                                            and Secretary



Date:  March 30, 1998

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

Robert J. Lanigan      Director

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

John J. McMackin, Jr.  Director

Michael W. Michelson   Director

George R. Roberts      Director

Lee A. Wesselmann      Senior Vice President and Chief Financial Officer
                       (Principal Financial and Accounting Officer); Director




                                          By /s/ Thomas L. Young
                                            --------------------
                                            Thomas L. Young
                                            Attorney-in-fact




Date:  March 30, 1998

                     INDEX TO FINANCIAL STATEMENT SCHEDULE

      Financial Statement Schedule of Owens-Illinois, Inc. and Subsidiaries:

      For the years ended December 31, 1997, 1996, and 1995:

                                                                         PAGE
                                                                         ----

II -- Valuation and Qualifying Accounts (Consolidated) . . . . . . .      S-1

                             OWENS-ILLINOIS, INC.

        SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS (CONSOLIDATED)

                 Years ended December 31, 1997, 1996, and 1995
                             (Millions of Dollars)


Reserves deducted from assets in the balance sheets:

Allowances for losses and discounts on receivables
--------------------------------------------------

                                      Additions
                                 -----------------
                    Balance at   Charged to                          Balance
                    beginning    costs and             Deductions   at end of
                    of period    expenses    Other      (Note 1)     period
                    ---------------------------------------------------------

1997 . . . . . . .  $  40.6      $  51.3    $   0.0    $  39.0      $  52.9
                    =======      =======    =======    =======      =======

1996 . . . . . . .  $  39.7      $  38.5    $   0.0    $  37.6      $  40.6
                    =======      =======    =======    =======      =======

1995 . . . . . . .  $  38.7      $  32.4    $   0.0    $  31.4      $  39.7
                    =======      =======    =======    =======      =======



(1) Deductions from allowances for losses and discounts on receivables represent uncollectible notes and accounts written off.