Form 10-Q
period 1998-03-31
OWENS ILLINOIS INC /DE/
filed 1998-05-13
CIK 812074

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549

(Mark one)                         FORM 10-Q

   (x)      Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                       For Quarter Ended March 31, 1998
                                      or
   ( )         Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

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

      Owens-Illinois, Inc. $.01 par value common stock - 140,781,303 shares at April 30, 1998.

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

The Condensed Consolidated Financial Statements presented herein are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated. Since the following unaudited condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

                             OWENS-ILLINOIS, INC.
                 CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
                  Three months ended March 31, 1998 and 1997
           (Millions of dollars, except share and per share amounts)

                                                           1998          1997
Revenues:                                              --------      --------
  Net sales                                            $1,098.5      $1,056.3
  Royalties and net technical assistance                    6.1           6.4
  Equity earnings                                           4.7           8.8
  Interest                                                  5.9           7.8
  Other                                                    43.0          36.9
                                                       --------      --------
                                                        1,158.2       1,116.2


Costs and expenses:
  Manufacturing, shipping, and delivery                   861.1         844.9
  Research and development                                  7.7           7.8
  Engineering                                               8.0           7.4
  Selling and administrative                               62.4          51.0
  Interest                                                 65.2          85.9
  Other                                                    36.7          34.8
                                                       --------      --------
                                                        1,041.1       1,031.8
                                                       --------      --------
Earnings before items below                               117.1          84.4

Provision for income taxes                                 28.8          23.4

Minority share owners' interests in earnings
  of subsidiaries                                           7.9           6.4
                                                       --------      --------
Net earnings                                           $   80.4      $   54.6
                                                       ========      ========
Basic net earnings per share of common stock           $   0.57      $   0.44
                                                       ========      ========
Weighted average shares outstanding (thousands)         140,620       121,813
                                                        =======       =======
Diluted net earnings per share of common stock         $   0.56      $   0.44
                                                       ========      ========
Weighted diluted average shares (thousands)             142,405       124,469
                                                        =======       =======





                            See accompanying notes.

                             OWENS-ILLINOIS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
             March 31, 1998, December 31, 1997, and March 31, 1997
                             (Millions of dollars)

                                             March 31,   Dec. 31,    March 31,
                                                1998       1997         1997
                                             ---------   --------    ---------
Assets
Current assets:
  Cash, including time deposits               $  230.0   $  218.2     $  211.3
  Short-term investments, at cost which
    approximates market                           23.1       16.1         78.5
  Receivables, less allowances for losses
    and discounts ($46.5 at March 31, 1998,
    $52.9 at December 31, 1997, and $37.7 at
    March 31, 1997)                              708.0      681.6        659.0
  Inventories                                    618.6      592.4        626.8
  Prepaid expenses                               140.2      140.0        125.5
                                              --------   --------     --------
      Total current assets                     1,719.9    1,648.3      1,701.1

Investments and other assets:
  Investments and advances                        90.9       87.7        126.5
  Repair parts inventories                       213.5      227.2        209.3
  Prepaid pension                                659.5      635.3        639.1
  Insurance for asbestos-related costs           223.2      239.3        255.3
  Deposits, receivables, and other assets        297.8      307.0        266.7
  Excess of purchase cost over net assets
    acquired, net of accumulated
    amortization ($338.2 at March 31,
    1998, $328.3 at December 31, 1997,
    and $302.6 at March 31, 1997)              1,269.9    1,294.9      1,313.2
                                              --------   --------     --------
      Total investments and other assets       2,754.8    2,791.4      2,810.1

Property, plant, and equipment, at cost        4,175.7    4,105.1      3,732.3
Less accumulated depreciation                  1,755.2    1,699.7      1,548.4
                                              --------   --------     --------
  Net property, plant, and equipment           2,420.5    2,405.4      2,183.9
                                              --------   --------     --------
Total assets                                  $6,895.2   $6,845.1     $6,695.1
                                              ========   ========     ========

                                            March 31,   Dec. 31,   March 31,
                                               1998       1997        1997
                                            ---------   --------   ---------
Liabilities and Share Owners' Equity
Current liabilities:
  Short-term loans and long-term debt
    due within one year                      $  180.2   $  176.9    $  161.9
  Current portion of asbestos-related
    liabilities                                  85.0       85.0       110.0
  Accounts payable and other liabilities        737.8      781.9       779.7
                                             --------   --------    --------
      Total current liabilities               1,003.0    1,043.8     1,051.6

Long-term debt                                3,207.7    3,146.7     3,407.7

Deferred taxes                                  249.1      229.2       231.4

Nonpension postretirement benefits              349.3      354.8       366.2

Other liabilities                               461.0      482.2       646.5

Commitments and contingencies

Minority share owners' interests                239.8      246.5       234.4

Share owners' equity:
  Preferred stock                                20.1       20.4        21.4
  Common stock, par value $.01 per share
    (140,766,753 shares outstanding at
     March 31, 1998; 140,526,195 at
     December 31, 1997; and
     122,673,393 at March 31, 1997)               1.4        1.4         1.2
  Capital in excess of par value              1,568.9    1,558.4     1,074.4
  Deficit                                        (9.9)     (90.3)     (203.6)
  Accumulated other comprehensive income       (195.2)    (148.0)     (136.1)
                                             --------   --------    --------
      Total share owners' equity              1,385.3    1,341.9       757.3
                                             --------   --------    --------
Total liabilities and share owners' equity   $6,895.2   $6,845.1    $6,695.1
                                             ========   ========    ========





                            See accompanying notes.

                             OWENS-ILLINOIS, INC.
                       CONDENSED CONSOLIDATED CASH FLOWS
                  Three months ended March 31, 1998 and 1997
                             (Millions of dollars)

                                                          1998          1997
                                                      --------      --------
Cash flows from operating activities:
  Net earnings                                        $   80.4      $   54.6
  Non-cash charges (credits):
    Depreciation                                          74.9          67.7
    Amortization of deferred costs                        15.1          14.3
    Other                                                (23.0)          1.1
  Change in non-current operating assets                  11.1         (12.4)
  Asbestos-related payments                              (23.1)        (19.8)
  Asbestos-related insurance proceeds                     16.1          16.1
  Reduction of non-current liabilities                     (.8)          (.1)
  Change in components of working capital               (108.5)        (69.5)
                                                      --------      --------
    Cash provided by operating activities                 42.2          52.0

Cash flows from investing activities:
  Additions to property, plant, and equipment           (103.6)        (76.6)
  Acquisitions, net of cash acquired                     (27.5)       (104.7)
  Net cash proceeds from divestitures                     30.1          46.4
                                                      --------      --------
    Cash utilized in investing activities               (101.0)       (134.9)

Cash flows from financing activities:
  Additions to long-term debt                            110.8         117.3
  Repayments of long-term debt                           (58.5)         (5.5)
  Increase in short-term loans                            22.0           1.3
  Issuance of common stock                                 4.3          26.8
                                                      --------      --------
    Cash provided by financing activities                 78.6         139.9

Effect of exchange rate fluctuations on cash              (8.0)         (6.6)
                                                      --------      --------
Increase in cash                                          11.8          50.4

Cash at beginning of period                              218.2         160.9
                                                      --------      --------
Cash at end of period                                 $  230.0      $  211.3
                                                      ========      ========




                            See accompanying notes.

                             OWENS-ILLINOIS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Tabular data in millions of dollars,
                      except share and per share amounts

1.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:
----------------------------------------------------------------------------
                                                      Three months ended
                                                           March 31,
                                                   -------------------------
                                                          1998          1997
                                                   -----------   -----------
Numerator:
  Net earnings                                           $80.4         $54.6
  Preferred stock dividends                                (.4)          (.4)
----------------------------------------------------------------------------
  Numerator for basic earnings per
    share - income available to common
    share owners                                          80.0          54.2
  Effect of dilutive securities -
    preferred stock dividends                               .4            .4
----------------------------------------------------------------------------
    Numerator for diluted earnings per
    share - income available to common
    share owners after assumed
    exchanges of preferred stock
    for common stock                                     $80.4         $54.6
============================================================================

Denominator:
  Denominator for basic earnings per
    share - weighted average
    shares                                         140,620,116   121,812,815
  Effect of dilutive securities:
    Stock options                                    1,081,849     1,508,066
    Exchangeable preferred stock                       702,950     1,148,337
----------------------------------------------------------------------------
  Dilutive potential common shares                   1,784,799     2,656,403
----------------------------------------------------------------------------
    Denominator for diluted earnings
    per share - adjusted weighted
    average shares and assumed
    exchanges of preferred stock for
    common stock                                   142,404,915   124,469,218
============================================================================
Basic earnings per share                                 $0.57         $0.44
============================================================================
Diluted earnings per share                               $0.56         $0.44
============================================================================

See Note 4 regarding the Company's intentions to issue additional equity securities.

2.  Inventories

Major classes of inventory are as follows:

                                       March 31,      Dec. 31,      March 31,
                                          1998          1997           1997
                                       ---------      --------      ---------
  Finished goods                          $487.9        $447.3         $500.0
  Work in process                           10.2           9.4            7.2
  Raw materials                             79.0          92.5           83.7
  Operating supplies                        41.5          43.2           35.9
                                          ------        ------         ------
                                          $618.6        $592.4         $626.8
                                          ======        ======         ======
3.  Long-Term Debt

The following table summarizes the long-term debt of the Company:
-----------------------------------------------------------------------------
                                       March 31,      Dec. 31,      March 31,
                                          1998          1997           1997
Bank Credit Agreement:                 ---------      --------      ---------
  Revolving Loans                       $2,065.0      $2,125.0       $1,110.0
  Bid Rate Loans                           178.0          50.0           90.0
Senior Notes:
  7.85% due 2004                           300.0         300.0
  8.10%, due 2007                          300.0         300.0
Senior Debentures, 11%,
  due 1999 to 2003                          42.6          42.6        1,000.0
Senior Subordinated Notes:
  10-1/4%, due 1999                                                     250.0
  10-1/2%, due 2002                                                     150.0
  10%, due 2002                                                         250.0
  9-3/4%, due 2004                                                      200.0
  9.95%, due 2004                                                       100.0
Other                                      375.0         399.2          308.4
-----------------------------------------------------------------------------
                                         3,260.6       3,216.8        3,458.4
  Less amounts due within one year          52.9          70.1           50.7
-----------------------------------------------------------------------------
    Long-term debt                      $3,207.7      $3,146.7       $3,407.7
=============================================================================

In May 1997, the Company entered into an agreement with a group of banks ("Bank Credit Agreement" or "Agreement") which provided Revolving Loan Commitments under which the Company could borrow up to $3.0 billion through December 31, 2001. The Agreement included an Overdraft Account facility providing for aggregate borrowings up to $50 million which reduced the amount available for borrowing under the Revolving Loan Commitments. In addition, the terms of the Bank Credit Agreement permitted the Company to request Bid Rate Loans from banks participating in the Agreement. Borrowings outstanding under Bid Rate Loans were limited to $750 million and reduced the amount available for borrowing under the Revolving Loan Commitments. The Revolving Loan Commitments also provided for the issuance of letters of credit totaling up to $300 million.

At March 31, 1998, the Company had unused credit available under the Bank Credit Agreement of $679.7 million. The weighted average interest rate on borrowings outstanding under the Bank Credit Agreement at March 31, 1998, was 6.06%.

The Company's Senior Notes due 2004 and the Senior Notes due 2007 rank pari passu with the obligations of the Company under the Bank Credit Agreement and the 11% Senior Debentures. The Bank Credit Agreement, Senior Notes, and 11% Senior Debentures are senior in right of payment to all existing and future subordinated debt of the Company.

On April 30, 1998, the Company amended its current Agreement by entering into a Second Amended and Restated Credit Agreement (the "Amended Bank Credit Agreement") with a group of banks. The Amended Bank Credit Agreement provides up to $7.0 billion in credit facilities and consists of (i) a $2.5 billion term loan to the Company (the "Term Loan") due October 30, 1999 and (ii) a $4.5 billion revolving credit facility (the "Revolving Credit Facility") available to the Company, including a $1.75 billion fronted offshore loan revolving facility (the "Offshore Facility" and together with the Term Loan and the Revolving Credit Facility, the "Credit Facilities") available, subject to certain sublimits, to certain of the Company's foreign subsidiaries and denominated in certain foreign currencies. The Revolving Credit Facility, including the Offshore Facility, will terminate on December 31, 2001. All of the obligations of the Company's foreign subsidiaries under the Offshore Facility are guaranteed by the Company. The Company intends to repay the Term Loan with the proceeds from the Offerings (see Note 4) and the Rockware Sale (see Note 8).

Loans under the Term Loan and the Revolving Credit Facility bear interest, at the Company's option, at the prime rate or a reserve adjusted eurodollar rate plus a margin linked to the Company's leverage ratio. Loans under the Offshore Facility bear interest, at the applicable borrower's option, at the applicable Offshore Base Rate (as defined in the Amended Bank Credit Agree-ment) or the applicable reserve Adjusted Offshore Periodic Rate (as defined in the Amended Bank Credit Agreement) plus a margin linked to the Company's leverage ratio. The Company will pay the lenders a facility fee, initially established at 1/2% per annum on the outstanding principal amount of the Term Loan and the total Revolving Credit Facility commitments, subject to reduction (or increase, but not above 1/2%) based on attaining (or failing to attain) certain leverage ratios.

The Credit Facilities are unsecured. However, in the event the Company's leverage ratio exceeds a specified level as of June 30, 1999, the Company will be required to (i) cause its direct wholly owned subsidiary, Owens-Illinois Group, Inc. ("Group") and the first- and second-tier subsidiaries of Group to guaranty the Credit Facilities and (ii) cause the Credit Facilities, the Company guaranty and the subsidiary guarantees to be secured by pledges of the stock and intercompany debt obligations of Group and the other subsidiary guarantors. The Amended Bank Credit Agreement requires, among other things, the maintenance of certain financial ratios, restricts the creation of liens and incurrence of indebtedness, and restricts certain types of business activities and investments.

4.  Proposed Repayment of a Portion of the Term Loan

The Company intends to use the proceeds from the offering of an estimated 12,600,000 shares (14,490,000 shares if the underwriters' overallotment option is exercised in full) of the Company's common stock (the "Common Stock Offering"); the offering of an estimated 7,000,000 shares of Convertible Preferred Stock, liquidation preference $50.00 per share (the "Preferred Stock Offering" and together with the Common Stock Offering, the "Equity Offer-ings"); the offering of $250 million aggregate principal amount of Senior Notes due 2005, $300 million aggregate principal amount of Senior Notes due 2008, $300 million aggregate principal amount of Senior Debentures due 2010, and $250 million aggregate principal amount of Senior Debentures due 2018 (collectively, the "Debt Offerings" and, together with the Equity Offerings, the "Offerings") to repay a portion of the Term Loan incurred in connection with the BTR Transaction (see Note 8). Consummation of the Debt Offerings is conditioned upon the consummation of the Equity Offerings. Consummation of the Equity Offerings is not subject to consummation of the Debt Offerings.

On March 6, 1998, the Company filed a Registration Statement on Form S-3 (the "Registration Statement") with the Securities and Exchange Commission registering an aggregate of $4.0 billion of debt and equity securities. The Registration Statement was declared effective by the Securities and Exchange Commission on April 20, 1998. On April 30, 1998, the Company filed with the Securities and Exchange Commission preliminary Prospectus Supplements with respect to the Offerings along with a Prospectus dated April 20, 1998. The amounts offered and the terms of each offering will be determined based on a number of factors and, therefore, the Offerings as described above may not be completed as presently proposed.

5.  Cash Flow Information

Interest paid in cash aggregated $51.9 million for the first quarter of 1998 and $49.5 million for the first quarter of 1997. Income taxes paid in cash totaled $10.0 million for the first quarter of 1998 and $5.3 million for the first quarter of 1997.

6.  Contingencies

The Company is one of a number of defendants (typically 10 to 20) in a substantial number of lawsuits filed in numerous state and federal courts by persons alleging bodily injury (including death) as a result of exposure to dust from asbestos fibers. From 1948 to 1958, one of the Company's former business units commercially produced and sold a high-temperature, clay-based insulating material containing asbestos. The insulation material was used in limited industrial applications such as shipyards, power plants and chemical plants. During its ten years in the high-temperature insulation business, the

Company's aggregate sales of insulation material containing asbestos were less than $40 million. The Company exited the insulation business in April 1958. The traditional asbestos personal injury lawsuits and claims relating to such production and sale of asbestos material typically allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and punitive damages in various amounts (herein referred to as "asbestos claims"). As of March 31, 1998, the Company estimates that it is a named defendant in asbestos claims involving approximately 14,000 plaintiffs and claimants.

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

In January 1998, this same court granted OIL partial summary judgment barring the nonsettling OIL reinsurers' fraud claims. The nonsettling OIL reinsurers have petitioned for interlocutory appeal of this grant of partial summary judgment, but this petition has been rejected by the Appellate Division.

As a result of payments and commitments that have been made by reinsurers pursuant to the OIL Settlement and the earlier settlement agreements described above in the United Insurance case and certain other available insurance, the Company has to date confirmed coverage for its asbestos-related costs of approximately $308.9 million. Of the total amount confirmed to date, $286.8 million had been received through March 31, 1998; and the balance of approximately $22.1 million will be received throughout 1998 and the next several years. The remainder of the insurance asset of approximately $201.1 million relates principally to the reinsurers who have not yet paid, and continue to contest, their reinsurance obligations under the OIL Settlement. This $201.1 million asset valuation at March 31, 1998 also reflects 1994 and 1995 reductions of $100 million and $40 million, respectively, in the insurance asset valuation of $650 million established in 1993, which had been made to reflect settlement activity and litigation developments in the United Insurance case.

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

7.  New Accounting Standards

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS No. 130"). FAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. The Company's components of comprehensive income are net earnings and foreign currency translation adjustments. Total compre-hensive income for the three month periods ended March 31, 1998 and 1997 amounted to $33.2 million and $0.8 million, respectively.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS No. 131"), which is effective for financial statements for periods beginning after December 15, 1997. FAS No. 131 need not, however, be applied to interim financial statements in the initial year of its application. FAS No. 131 establishes revised standards for determining an entity's operating segments and the type and level of financial information to be presented related to such operating segments. The impact of FAS No. 131 on the Company's disclosures of operating segment information has not been determined.

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

8.  Subsequent Event - Acquisition of Worldwide Packaging
    Businesses of BTR plc

On April 30, 1998, the Company completed the acquisition of the worldwide glass and plastics packaging businesses of BTR plc in an all cash transaction valued at approximately $3.6 billion (the "BTR Transaction"). In the BTR Transaction, the Company acquired BTR's glass container operations in the Asia-Pacific region (i.e. Australia, New Zealand, China and Indonesia) and its plastics packaging operations in the United States, South America, Australia, Europe, and Asia ("BTR Packaging"), as well as BTR's United Kingdom glass container manufacturer ("Rockware Glass"). Pursuant to an agreement with the Commission of the European Communities, the Company has committed to sell Rockware Glass (the "Rockware Sale"). The BTR Transaction was financed through additional borrowings under the Company's Second Amended and Restated Credit Agreement (see Note 3), which was amended on April 30, 1998 to provide, among other things, additional borrowing capacity for the BTR Transaction.

The acquisition will be accounted for under the purchase method of accounting. The total purchase cost of approximately $3.6 billion will be allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values. BTR Packaging had 1997 net sales of approximately $1.2 billion.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations - First Quarter 1998 compared with First Quarter 1997

The Company recorded net earnings of $80.4 million for the first quarter of 1998 compared to $54.6 million for the first quarter of 1997. Excluding the effects of the unusual items for both 1998 and 1997 discussed below, the Company's first quarter 1998 net earnings of $64.0 million increased $17.0 million over first quarter 1997 net earnings of $47.0 million. Consolidated segment operating profit, excluding the 1998 and 1997 unusual items, was $169.5 million for the first quarter of 1998 compared to $151.5 million for the first quarter of 1997, an increase of $18.0 million, or 11.9%. The increase is attributable to higher operating profit for the Glass Containers segment along with lower other retained costs. Interest expense, net of interest income, for the first quarter of 1998 decreased $18.8 million from that of the first quarter of 1997 as a result of the refinancing initiated in the second quarter of 1997. The Company's estimated effective tax rate for the first quarter of 1998, excluding the effects of the adjustment to Italy's net deferred tax liabilities discussed below, was 37.5%. This compares with 34.4% estimated in the first quarter of 1997 and the actual rate of 34.1% for the full year 1997, excluding the effect of the gain on the 1997 sale of the remaining 49% interest in Kimble Glass discussed below. The increase in the 1998 estimated rate is primarily the result of the non-recurrence of certain foreign tax credits which benefited 1997 results.

Capsule segment results (in millions of dollars) for the first quarter of 1998 and 1997 were as follows:

----------------------------------------------------------------------------
                                 Net sales
                         (Unaffiliated customers)          Operating Profit
----------------------------------------------------------------------------
                              1998          1997      1998 (a)          1997
                          --------      --------      --------      --------
Glass Containers          $  812.4      $  775.6      $  111.5      $  101.1
Plastics Packaging           285.7         280.4          67.3          51.7
Eliminations and other
  retained costs (b)            .4            .3          (7.1)           .9
----------------------------------------------------------------------------
Consolidated total        $1,098.5      $1,056.3      $  171.7      $  153.7
============================================================================

(a) Operating profit for 1998 includes: (1) a net gain of $18.5 million related to the termination of a licensing agreement, including charges for related equipment writeoffs and capacity adjustments, and (2) charges totaling $16.3 million for the settlement of certain environmental litigation and severance costs at certain international affiliates. These items increased (decreased) operating profit as follows: Glass Containers, $(7.8) million; Plastics Packaging, $18.5 million; and other retained costs, $(8.5) million.

(b) Operating profit for 1997 includes: (1) a gain of $16.3 million on the sale of the remaining 49% interest in Kimble Glass, and (2) charges of $14.1 million principally for the estimated cost of guaranteed lease obligations of a previously divested business.

Consolidated net sales for the first quarter of 1998 increased $42.2 million, or 4.0%, over the prior year. Net sales of the Glass Containers segment increased $36.8 million, or 4.7%, over 1997. The combined U.S. dollar sales of the segment's foreign affiliates increased over the prior year, reflecting the February 1997 acquisition of AVIR S.p.A., the largest manufacturer of glass containers in Italy. Also, increased unit shipments at several of the Company's affiliates, including those in Venezuela, Ecuador, Finland and China more than offset lower unit shipments in Colombia. Domestically, glass container unit shipments of containers for the beer, tea and juice, and liquor and wine industries increased over the prior year. Net sales of the Plastics Packaging segment increased $5.3 million, or 1.9%, over the prior year.
Higher shipments of plastic containers were partially offset by lower shipments of prescription containers, reflecting strong unit shipments in the first quarter of 1997 in advance of a price increase, and of child resistant closures.

Consolidated operating profit for the first quarter of 1998, excluding the 1998 and 1997 unusual items, increased $18.0 million, or 11.9%, to $169.5 million from first quarter of 1997 operating profit of $151.5 million. The operating profit of the Glass Containers segment, excluding the 1998 unusual items, increased $18.2 million to $119.3 million, compared to $101.1 million in the first quarter of 1997. The combined U.S. dollar operating profit of the segment's foreign affiliates increased from the first quarter of 1997.
The February 1997 acquisition of AVIR S.p.A. and improved results at several of the segment's affiliates, including those in Venezuela, Ecuador, Finland and China contributed to the increase. Domestically, operating profit increased from the first quarter of 1997 as a result of higher unit shipments for most end uses. The operating profit of the Plastics Packaging segment, excluding the 1998 unusual items, decreased $2.9 million, or 5.6%, compared to the first quarter of 1997. Higher shipments of plastic containers were more than offset by lower shipments of prescription containers, reflecting strong sales in the first quarter of 1997 in advance of a price increase. Lower shipments of child resistant closures also contributed to lower operating profit. Other retained costs, excluding the 1998 and 1997 unusual items discussed below, were $1.4 million income for the first quarter of 1998 compared to $1.3 million expense for the first quarter of 1997, reflecting higher net financial services income.

The first quarter 1998 results include the following unusual items: (1) a tax benefit of $15.1 million to adjust net deferred income tax liabilities as a result of changes in Italy's tax laws; (2) a net gain of $18.5 million ($11.4 million aftertax) related to the termination of a license agreement, including charges for related equipment writeoffs and capacity adjustments, under which the Company had produced plastic multipack carriers for beverage cans; and (3) charges of $16.3 million ($10.1 million aftertax) for the settlement of certain environmental litigation and for severance costs at certain international affiliates. The first quarter 1997 results include the following unusual items: (1) a gain of $16.3 million ($16.3 million aftertax) on the sale of the Company's remaining 49% interest in Kimble Glass, and (2) charges of $14.1 million ($8.7 million aftertax) principally for guarantees of certain lease obligations of a previously divested business.

Capital Resources and Liquidity

The Company's total debt at March 31, 1998 was $3.39 billion, compared to $3.32 billion at December 31, 1997 and $3.57 billion at March 31, 1997.

At March 31, 1998, the Company had available credit totaling $3.0 billion under the Bank Credit Agreement expiring in December 2001, of which $679.7 million had not been utilized. At December 31, 1997, the Company had $741.0 million of credit which had not been utilized under the Agreement. The increased utilization and corresponding higher debt balances at March 31, 1998 resulted in large part from borrowings for capital expenditures, partially offset by cash provided by operations. Cash provided by operating activities was $42.2 million for the first three months of 1998 compared to $52.0 million for the first three months of 1997.

On April 30, 1998, the Company amended it current Bank Credit Agreement by entering into a Second Amended and Restated Credit Agreement with a group of banks (see Note 3). The Company anticipates that cash flow from its opera-tions and from utilization of credit available through December 2001 under the Revolving Credit Facility portion of the Amended Bank Credit Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations. The Company faces additional demands upon its liquidity for asbestos-related payments. Based on the Company's expectations regarding favorable trends which should lower its aggregate payments for lawsuits and claims and its expectation of the collection of its insurance coverage and reimbursement for such lawsuits, and also based on the Company's expected operating cash flow, the Company believes that the payment of any deferred amounts of previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits and claims associated with asbestos, will not have a material adverse effect upon the Company's liquidity on a short-term or long-term basis.

If the Offerings (see Note 4) are not consummated as currently contemplated, capacity under the Revolving Credit Facility portion of the Amended Bank Credit Agreement, proceeds from the Rockware Sale (see Note 8) and cash flows from operations may not be sufficient to repay the Company's Term Loan portion of the Amended Bank Credit Agreement due October 30, 1999. There can be no assurance that the Company will be able to raise funds in a timely manner or that the proceeds therefrom will be sufficient to repay the Term Loan.

Interest rate, guarantee and pledge provisions under the Term Loan and Revolving Credit Facility are linked to the Company's leverage ratio. If the Offerings and/or the Rockware Sale are not consummated as currently contemplated, interest rates applicable to the Amended Bank Credit Agreement could increase and/or the Company could be required to execute the guarantees and pledges.

            PART II -- OTHER INFORMATION


Item 1.  Legal Proceedings.

          (a) Contingencies. Note 6 to the Condensed Consolidated Financial Statements, "Contingencies," that is included in Part I of this Report, is incorporated herein by reference.


Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits:

               Exhibit 4.1 Second Amended and Restated Credit Agreement, dated as of April 30, 1998, among Owens-Illinois, Inc. and certain of its subsidiaries and the lenders listed therein, including those named as managing agents, co-agents, lead managers, arrangers, offshore administrative agents, The Bank of Nova Scotia, NationsBank, N.A., Bank of America National Trust and Savings Association, and Bankers Trust Company including exhibits and schedules thereto.

               Exhibit 12 Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

               Exhibit 23    Consent of McCarter & English.

               Exhibit 27    Financial Data Schedule.

          (b)  Reports on Form 8-K:

               (1) On March 2, 1998, the Registrant filed a Form 8-K which included a press release dated March 1, 1998, announcing the signing of a definitive agreement to acquire the worldwide glass and plastics packaging businesses of BTR plc in an all-cash transaction valued at $3.6 billion.

               (2) On March 4, 1998, the Registrant filed a Form 8-K/A, Amendment No. 1, amending the Current Report on Form 8-K dated March 1, 1998 (filed on March 2, 1998). Such Amendment included additional information regarding the acquisition of the worldwide glass and plastics packaging businesses of BTR plc.

               No other reports on Form 8-K were filed by the Registrant during the first quarter of 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               OWENS-ILLINOIS, INC.


Date May 13, 1998           By /s/ Lee A. Wesselmann
     ------------              --------------------------------------------
                               Lee A. Wesselmann, Senior Vice President and
                               Chief Financial Officer (Principal Financial
                               Officer)

                               INDEX TO EXHIBITS


Exhibits
--------
  4.1 Second Amended and Restated Credit Agreement, dated as of April 30, 1998, among Owens-Illinois, Inc. and certain of its subsidiaries and the lenders listed therein, including those named as managing agents, co-agents, lead managers, arrangers, offshore administrative agents, The Bank of Nova Scotia, NationsBank, N.A., Bank of America National Trust and Savings Association, and Bankers Trust Company including exhibits and schedules thereto

  12 Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

  23         Consent of McCarter & English

  27         Financial Data Schedule