Form 10-Q
period 1998-06-30
OWENS ILLINOIS INC /DE/
filed 1998-08-14
CIK 812074

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549

(Mark one)                         FORM 10-Q

  (x)       Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                        For Quarter Ended June 30, 1998
                                      or
  ( )      Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                              Owens-Illinois, Inc.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

   Delaware                       1-9576                  22-2781933
----------------                -----------           ------------------------
(State or other                 (Commission           (IRS Employer
jurisdiction of                 File No.)             Identification No.)
incorporation or
organization)

                     One SeaGate, Toledo, Ohio                          43666
------------------------------------------------------------------------------
              (Address of principal executive offices)              (Zip Code)

                                 419-247-5000
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
      Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
      requirements for the past 90 days.  Yes  X    No
                                             -----     -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Owens-Illinois, Inc. $.01 par value common stock - 155,346,462 shares at July 31, 1998.

                        PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements.

The Condensed Consolidated Financial Statements presented herein are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated. Since the following unaudited condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

                             OWENS-ILLINOIS, INC.
                 CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
                   Three months ended June 30, 1998 and 1997
           (Millions of dollars, except share and per share amounts)

                                                           1998          1997
Revenues:                                              --------      --------
  Net sales                                            $1,385.0      $1,224.5
  Royalties and net technical assistance                    7.1           5.3
  Equity earnings                                           4.5            .5
  Interest                                                  8.6           6.8
  Other                                                    27.1          20.6
                                                       --------      --------
                                                        1,432.3       1,257.7
Costs and expenses:
  Manufacturing, shipping, and delivery                 1,031.6         929.7
  Research and development                                  8.9           6.9
  Engineering                                               8.4           7.8
  Selling and administrative                               64.7          59.4
  Interest                                                 99.1          81.4
  Other                                                    35.1          23.9
                                                       --------      --------
                                                        1,247.8       1,109.1
                                                       --------      --------
Earnings before items below                               184.5         148.6
Provision for income taxes                                 62.0          50.8
Minority share owners' interests in earnings
  of subsidiaries                                           7.5          10.9
                                                       --------      --------
Earnings before extraordinary items                       115.0          86.9
Extraordinary charges from early extinguishment
  of debt, net of applicable income taxes                 (14.1)        (84.5)
                                                       --------      --------
Net earnings                                           $  100.9      $    2.4
                                                       ========      ========
Basic earnings per share of common stock:
  Earnings before extraordinary items                  $   0.76      $   0.66
  Extraordinary charges                                   (0.10)        (0.64)
                                                       --------      --------
  Net earnings                                         $   0.66      $   0.02
                                                       ========      ========
Weighted average shares outstanding (thousands)         148,278       131,483
                                                        =======       =======
Diluted earnings per share of common stock:
  Earnings before extraordinary items                  $   0.75      $   0.65
  Extraordinary charges                                   (0.09)        (0.63)
                                                       --------      --------
  Net earnings                                         $   0.66      $   0.02
                                                       ========      ========
Weighted diluted average shares (thousands)             153,942       133,504
                                                        =======       =======
                            See accompanying notes.

                            OWENS-ILLINOIS, INC.
                 CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
                    Six months ended June 30, 1998 and 1997
           (Millions of dollars, except share and per share amounts)

                                                           1998          1997
Revenues:                                              --------      --------
  Net sales                                            $2,483.5      $2,280.8
  Royalties and net technical assistance                   13.2          11.7
  Equity earnings                                           9.2           9.3
  Interest                                                 14.5          14.6
  Other                                                    70.1          57.5
                                                       --------      --------
                                                        2,590.5       2,373.9
Costs and expenses:
  Manufacturing, shipping, and delivery                 1,892.7       1,774.6
  Research and development                                 16.6          14.7
  Engineering                                              16.4          15.2
  Selling and administrative                              127.1         110.4
  Interest                                                164.3         167.3
  Other                                                    71.8          58.7
                                                       --------      --------
                                                        2,288.9       2,140.9
                                                       --------      --------
Earnings before items below                               301.6         233.0
Provision for income taxes                                 90.8          74.2
Minority share owners' interests in earnings
  of subsidiaries                                          15.4          17.3
                                                       --------      --------
Earnings before extraordinary items                       195.4         141.5
Extraordinary charges from early extinguishment
  of debt, net of applicable income taxes                 (14.1)        (84.5)
                                                       --------      --------
Net earnings                                           $  181.3      $   57.0
                                                       ========      ========
Basic earnings per share of common stock:
  Earnings before extraordinary items                  $   1.33      $   1.11
  Extraordinary charges                                   (0.10)        (0.67)
                                                       --------      --------
  Net earnings                                         $   1.23      $   0.44
                                                       ========      ========
Weighted average shares outstanding (thousands)         144,470       126,674
                                                        =======       =======
Diluted earnings per share of common stock:
  Earnings before extraordinary items                  $   1.32      $   1.10
  Extraordinary charges                                   (0.10)        (0.66)
                                                       --------      --------
  Net earnings                                         $   1.22      $   0.44
                                                       ========      ========
Weighted diluted average shares (thousands)             148,195       129,013
                                                        =======       =======
                           See accompanying notes.

                             OWENS-ILLINOIS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              June 30, 1998, December 31, 1997, and June 30, 1997
                             (Millions of dollars)

                                              June 30,   Dec. 31,   June 30,
                                                1998       1997       1997
Assets                                       --------    --------   --------

Current assets:
  Cash, including time deposits              $   322.5   $  218.2   $  239.2
  Short-term investments, at cost which
    approximates market                           23.0       16.1       66.6
  Receivables, less allowances for losses
    and discounts ($44.0 at June 30, 1998,
    $52.9 at December 31, 1997, and
    $36.6 at June 30, 1997)                      878.3      681.6      727.8
  Inventories                                    815.6      592.4      621.6
  Prepaid expenses                               165.2      140.0      126.0
                                             ---------   --------   --------
      Total current assets                     2,204.6    1,648.3    1,781.2

Investments and other assets:
  Investments and advances                       142.0       87.7      128.2
  Repair parts inventories                       254.2      227.2      224.9
  Prepaid pension                                666.9      635.3      653.6
  Insurance for asbestos-related costs           222.6      239.3      255.3
  Deposits, receivables, and other assets        364.6      307.0      269.9
  Net assets held for sale                       535.0
  Excess of purchase cost over net assets
    acquired, net of accumulated
    amortization ($348.0 at June 30,
    1998, $328.3 at December 31, 1997,
    and $312.7 at June 30, 1997)               3,148.2    1,294.9    1,318.5
                                             ---------   --------   --------

      Total investments and other assets       5,333.5    2,791.4    2,850.4

Property, plant, and equipment, at cost        5,168.4    4,105.1    3,797.6
Less accumulated depreciation                  1,807.1    1,699.7    1,603.5
                                             ---------   --------   --------
  Net property, plant, and equipment           3,361.3    2,405.4    2,194.1
                                             ---------   --------   --------
Total assets                                 $10,899.4   $6,845.1   $6,825.7
                                             =========   ========   ========

                                              June 30,   Dec. 31,   June 30,
                                                1998       1997       1997
                                             ---------   --------   --------

Liabilities and Share Owners' Equity
Current liabilities:
  Short-term loans and long-term debt
    due within one year                      $   238.4   $  176.9   $  188.2
  Current portion of asbestos-related
    liabilities                                   70.0       85.0      110.0
  Accounts payable and other liabilities         944.6      781.9      783.7
                                             ---------   --------   --------
    Total current liabilities                  1,253.0    1,043.8    1,081.9

Long-term debt                                 5,694.1    3,146.7    3,107.5

Deferred taxes                                   305.9      229.2      203.1

Nonpension postretirement benefits               343.5      354.8      360.2

Other liabilities                                464.1      482.2      606.4

Commitments and contingencies

Minority share owners' interests                 288.4      246.5      236.8

Share owners' equity:
  Convertible preferred stock                    452.5
  Exchangeable preferred stock                    20.1       20.4       21.4
  Common stock, par value $.01 per share
    (155,317,512 shares outstanding
     at June 30, 1998; 140,526,195 at
     December 31, 1997, and
     140,188,376 at June 30, 1997)                 1.5        1.4        1.4
  Capital in excess of par value               2,180.2    1,558.4    1,547.2
  Retained earnings (deficit)                     91.0      (90.3)    (201.2)
  Accumulated other comprehensive income        (194.9)    (148.0)    (139.0)
                                             ---------   --------   --------

      Total share owners' equity               2,550.4    1,341.9    1,229.8
                                             ---------   --------   --------
Total liabilities and share owners' equity   $10,899.4   $6,845.1   $6,825.7
                                             =========   ========   ========


                            See accompanying notes.

                             OWENS-ILLINOIS, INC.
                       CONDENSED CONSOLIDATED CASH FLOWS
                    Six months ended June 30, 1998 and 1997
                             (Millions of dollars)

                                                            1998        1997
                                                       ---------    --------

Cash flows from operating activities:
  Earnings before extraordinary items                  $   195.4    $  141.5
  Non-cash charges (credits):
    Depreciation                                           166.5       134.8
    Amortization of deferred costs                          41.5        29.8
    Other                                                  (29.0)        5.2
  Change in non-current operating assets                   (12.0)      (36.7)
  Asbestos-related payments                                (42.0)      (48.8)
  Asbestos-related insurance proceeds                       16.7        16.1
  Reduction of non-current liabilities                      (2.7)       (2.7)
  Change in components of working capital                 (159.5)     (122.4)
                                                       ---------    --------
    Cash provided by operating activities                  174.9       116.8

Cash flows from investing activities:
  Additions to property, plant, and equipment             (242.4)     (157.7)
  Acquisitions, net of cash acquired                    (3,523.1)     (104.7)
  Net cash proceeds from divestitures                       37.7        49.7
                                                       ---------    --------
    Cash utilized in investing activities               (3,727.8)     (212.7)

Cash flows from financing activities:
  Additions to long-term debt                            5,154.0     1,127.6
  Repayments of long-term debt                          (2,561.5)   (1,332.7)
  Payment of finance fees and debt retirement costs        (61.5)     (137.8)
  Increase in short-term loans                              52.5        25.2
  Issuance of common stock                                 639.7       498.6
  Issuance of convertible preferred stock                  439.6
                                                       ---------    --------
    Cash provided by financing activities                3,662.8       180.9

Effect of exchange rate fluctuations on cash                (5.6)       (6.7)
                                                       ---------    --------
Increase in cash                                           104.3        78.3

Cash at beginning of period                                218.2       160.9
                                                       ---------    --------
Cash at end of period                                  $   322.5    $  239.2
                                                       =========    ========



                            See accompanying notes.

                             OWENS-ILLINOIS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Tabular data in millions of dollars,
                      except share and per share amounts

1.  Acquisition of Worldwide Packaging Businesses of BTR plc

On April 30, 1998, the Company completed the acquisition of the worldwide glass and plastics packaging businesses of BTR plc in an all cash transaction valued at approximately $3.6 billion (the "Acquisition"). In the Acquisition, the Company acquired BTR's glass container operations in the Asia-Pacific region (i.e. Australia, New Zealand, China and Indonesia) and its plastics packaging operations in the United States, South America, Australia, Europe and Asia ("BTR Packaging"), as well as BTR's United Kingdom glass container manufacturer ("Rockware Glass"). Pursuant to an agreement with the Commission of the European Communities, the Company has committed to sell Rockware Glass (the "Rockware Sale"). The Acquisition was initially financed through additional borrowings under the Company's Second Amended and Restated Credit Agreement (see Note 6), which was amended on April 30, 1998, to provide, among other things, additional borrowing capacity for the Acquisition. On May 20, 1998, the $2.2 billion of proceeds received from the offerings of the Company's common stock, preferred stock, and debt securities were used to repay a portion of the Term Loan outstanding under the Second Amended and Restated Credit Agreement (see Note 6).

The acquisition is being accounted for under the purchase method of accounting. The total purchase cost of approximately $3.6 billion will be allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values. Such allocations will be based upon valuations which have not been finalized. Accordingly, the allocation of the purchase consideration included in the accompanying Condensed Consolidated Balance Sheet at June 30, 1998, is preliminary. The accompanying Condensed Consolidated Results of Operations for the three and six month periods ended June 30, 1998, include two months of BTR Packaging operations.

The aggregate purchase cost and its preliminary allocation to the historical assets and liabilities of BTR Packaging and Rockware Glass are as follows (in millions of dollars):

      Net working capital acquired                         $  249
      Property, plant and equipment                           937
      Net assets held for sale                                535
      Other non-current assets                                104
      Excess of purchase cost over net assets acquired      1,897
                                                           ------
                                                            3,722

      Long-term liabilities                                  (122)
                                                           ------
      Aggregate purchase cost                              $3,600
                                                           ======

2.  Pro Forma Information - Acquisition of BTR Packaging

Had the acquisition of BTR Packaging described in Note 1 and the related financing, including the public offerings, described in Note 6 occurred on January 1, 1998 and 1997, unaudited pro forma consolidated net sales, net earnings, and net earnings per share of common stock would have been as follows:

                                    Six Months ended June 30, 1998
                         ----------------------------------------------------
                            As      BTR Packaging    Financing     Pro Forma
                         Reported    Adjustments    Adjustments   As Adjusted
                         --------   -------------   -----------   -----------
Net sales                $2,483.5       $384.1                      $2,867.6
                         ========                                   ========
Net earnings               $195.4       $ 32.8         $(31.1)        $197.1
                           ======                                     ======
Basic net earnings per
  share of common stock     $1.33                                      $1.20
                            =====                                      =====
Basic weighted average
  shares outstanding
  (thousands)             144,470                                    155,190

Diluted net earnings per
  share of common stock     $1.32                                      $1.19
                            =====                                      =====
Diluted weighted average
  shares (thousands)      148,195                                    165,569


                                    Six Months ended June 30, 1997
                         ----------------------------------------------------
                            As      BTR Packaging    Financing     Pro Forma
                         Reported    Adjustments    Adjustments   As Adjusted
                         --------   -------------   -----------   -----------
Net sales                $2,280.8      $627.1                       $2,907.9
                         ========                                   ========
Net earnings               $141.5      $ 77.1          $(49.3)        $169.3
                         ========                                   ========
Basic net earnings per
  share of common stock     $1.11                                      $1.12
                            =====                                      =====
Basic weighted average
  shares outstanding
  (thousands)             126,674                                    141,154

Diluted net earnings per
  share of common stock     $1.10                                      $1.11
                            =====                                      =====
Diluted weighted average
  shares (thousands)      129,013                                    152,082

Certain of the glass container and plastics packaging products produced by BTR Packaging are subject to seasonal demand. Shipments of glass container products have typically been greater in the fourth and first quarters of the year compared to the second and third quarters. Shipments of plastics packaging products have typically been greater in the second and third quarters of the year compared to the first and fourth quarters. Net sales of BTR Packaging for the full year 1997 were approximately $1.2 billion.

The pro forma data does not purport to represent what the results of operations would actually have been if the Acquisition and the related financing had in fact occurred on the dates indicated, or to project results of operations for any future period.

3.  Net Assets Held For Sale

In connection with the Acquisition discussed in Note 1, the Company has committed to sell Rockware Glass. The Company is in the process of negotiating the sale of Rockware Glass. The accompanying Condensed Consolidated Results of Operations for the three and six month periods ended June 30, 1998, exclude Rockware Glass and related financing costs. Proceeds from the sale will be used to reduce amounts outstanding under the Second Amended and Restated Credit Agreement, including repayment of the remainder of the Term Loan.

4.  Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:
-----------------------------------------------------------------------------
                                                       Three months ended
                                                            June 30,
                                                   --------------------------
                                                          1998           1997
Numerator:                                         -----------    -----------

  Earnings before extraordinary items                   $115.0          $86.9
  Preferred stock dividends:
    Convertible                                           (2.4)
    Exchangeable                                           (.3)           (.3)
-----------------------------------------------------------------------------
                                                          (2.7)           (.3)
  Numerator for basic earnings per
    share - income available to common
    share owners                                         112.3           86.6
  Effect of dilutive securities -
    preferred stock dividends                              2.7             .3
-----------------------------------------------------------------------------
    Numerator for diluted earnings per
    share - income available to common
    share owners after assumed
    exchanges and conversions
    of preferred stock                                  $115.0          $86.9
=============================================================================

Denominator:
  Denominator for basic earnings per
    share - weighted average
    shares                                         148,278,037    131,482,610
  Effect of dilutive securities:
    Stock options                                    1,147,374      1,046,590
    Exchangeable preferred stock                       646,958        974,829
    Convertible preferred stock                      3,869,929
-----------------------------------------------------------------------------
  Dilutive potential common shares                   5,664,261      2,021,419
-----------------------------------------------------------------------------
    Denominator for diluted earnings
    per share - adjusted weighted
    average shares and assumed
    exchanges and conversions
    of preferred stock                             153,942,298    133,504,029
=============================================================================
Basic earnings per share                                 $0.76          $0.66
=============================================================================
Diluted earnings per share                               $0.75          $0.65
=============================================================================

-----------------------------------------------------------------------------
                                                        Six months ended
                                                            June 30,
                                                   --------------------------
                                                          1998           1997
Numerator:                                         -----------    -----------
  Earnings before extraordinary items                   $195.4         $141.5
  Preferred stock dividends:
    Convertible                                           (2.4)
    Exchangeable                                           (.7)           (.7)
-----------------------------------------------------------------------------
                                                          (3.1)           (.7)
  Numerator for basic earnings per
    share - income available to common
    share owners                                         192.3          140.8
  Effect of dilutive securities -
    preferred stock dividends                              3.1             .7
-----------------------------------------------------------------------------
    Numerator for diluted earnings per
    share - income available to common
    share owners after assumed
    exchanges and conversions
    of preferred stock                                  $195.4         $141.5
=============================================================================

Denominator:
  Denominator for basic earnings per
    share - weighted average
    shares                                         144,470,231    126,674,425
  Effect of dilutive securities:
    Stock options                                    1,114,612      1,277,328
    Exchangeable preferred stock                       674,954      1,061,583
    Convertible preferred stock                      1,934,965
-----------------------------------------------------------------------------
  Dilutive potential common shares                   3,724,531      2,338,911
-----------------------------------------------------------------------------
    Denominator for diluted earnings
    per share - adjusted weighted
    average shares and assumed
    exchanges and conversions
    of preferred stock                             148,194,762    129,013,336
=============================================================================
Basic earnings per share                                 $1.33          $1.11
=============================================================================
Diluted earnings per share                               $1.32          $1.10
=============================================================================
Earnings per share are computed independently for each period presented. Due primarily to the issuance of 14,479,522 shares and 16,936,100 shares of common stock in the second quarters of 1998 and 1997, respectively, and the resultant effect on average shares outstanding, per share amounts calculated on a year-to-date basis may not equal the sums of such amounts calculated separately for each quarter.

5.  Inventories

Major classes of inventory are as follows:
                                            June 30,    Dec. 31,   June 30,
                                              1998        1997       1997
                                            --------    --------   --------
  Finished goods                              $591.9      $447.3     $470.1
  Work in process                               35.7         9.4        8.1
  Raw materials                                119.4        92.5       84.8
  Operating supplies                            68.6        43.2       58.6
                                              ------      ------     ------
                                              $815.6      $592.4     $621.6
                                              ======      ======     ======
6.  Long-Term Debt

The following table summarizes the long-term debt of the Company:
---------------------------------------------------------------------------
                                            June 30,    Dec. 31,   June 30,
                                              1998        1997       1997
Bank Credit Agreement:                      --------    --------   --------
  Revolving Credit Facility:
    Revolving Loans                         $1,820.0    $2,125.0   $1,510.0
    Offshore Loans:
      1.39 billion Australian dollars          902.7
      333 million British pounds               556.1
      194 billion Italian lira                 110.6
  Term Loan                                    342.0
  Bid Rate Loans                                60.0        50.0      150.0
Senior Notes:
  7.85%, due 2004                              300.0       300.0      300.0
  7.15%, due 2005                              350.0
  8.10%, due 2007                              300.0       300.0      300.0
  7.35%, due 2008                              250.0
Senior Debentures:
  7.50%, due 2010                              250.0
  7.80%, due 2018                              250.0
Senior Subordinated Notes:
  10%, due 2002                                                       250.0
  9-3/4%, due 2004                                                    200.0
  9.95%, due 2004                                                     100.0
Other                                          285.2       441.8      351.0
---------------------------------------------------------------------------
                                             5,776.6     3,216.8    3,161.0
  Less amounts due within one year              82.5        70.1       53.5
---------------------------------------------------------------------------
    Long-term debt                          $5,694.1    $3,146.7   $3,107.5
===========================================================================
On April 30, 1998, in connection with the Acquisition, the Company amended its former bank credit agreement by entering into a Second Amended and Restated Credit Agreement (the "Bank Credit Agreement" or "Agreement") with a group of banks which expires on December 31, 2001. The Agreement provides up to $7.0 billion in credit facilities and consists of (i) a $2.5 billion term loan to the Company (the "Term Loan") due on October 30, 1999 and (ii) a $4.5 billion revolving credit facility (the "Revolving Credit Facility") available to the Company, which includes a $1.75 billion fronted offshore loan revolving facility (the "Offshore Facility") available, subject to certain sublimits, to certain of the Company's foreign subsidiaries and denominated in certain foreign currencies. The Agreement includes an Overdraft Account facility providing for aggregate borrowings up to $100 million which reduce the amount available for borrowing under the Revolving Credit Facility. In addition, the terms of the Bank Credit Agreement permit the Company to request Bid Rate Loans from banks participating in the Agreement. Borrowings outstanding under Bid Rate Loans are limited to $750 million and reduce the amount available for borrowing under the Revolving Credit Facility. The Agreement also provides for the issuance of letters of credit totaling up to $500 million, which also reduce the amount available for borrowing under the Revolving Credit Facility. At June 30, 1998, the Company had unused credit available under the Bank Credit Agreement of $972.0 million.

Borrowings under the Revolving Loans commitment and the Term Loan bear interest, at the Company's option, at the prime rate or a reserve adjusted Eurodollar rate. Loans under the Offshore Facility bear interest, at the applicable borrower's option, at the applicable Offshore Base Rate (as defined in the Bank Credit Agreement). Borrowings under the Revolving Credit Facility and Term Loan also bear a margin linked to the Company's Consolidated Leverage Ratio, as defined in the Agreement. The margin is currently .500% and is limited to a range of .275% to 1.000%. Overdraft Account loans bear interest at the prime rate minus the facility fee percentage, defined below. The weighted average interest rate on borrowings outstanding under the Revolving Loans commitment and Term Loan at June 30, 1998, was 6.17%. The weighted average interest rate on borrowings outstanding under the Offshore Facility at June 30, 1998, was 6.38%. While no compensating balances are required by the Agreement, the Company must pay a facility fee on the Revolving Credit Facility and Term Loan commitments. The facility fee, currently .250%, is limited to a range of .125% and .500%, based on changes in the Company's Consolidated Leverage Ratio.

Borrowings outstanding under the Bank Credit Agreement are currently unsecured. Guarantee and pledge provisions under the Bank Credit Agreement are linked to the Company's Consolidated Leverage Ratio. Such provisions will not be executed provided the Company maintains a specified Consolidated Leverage Ratio through June 30, 1999. All of the obligations of the Company's foreign subsidiaries under the Offshore Facility are guaranteed by the Company. The Company's Senior Notes and Senior Debentures rank pari passu with the obligations of the Company under the Bank Credit Agreement. The Bank Credit Agreement, Senior Notes, and Senior Debentures are senior in right of payment to all existing and future subordinated debt of the Company.

Under the terms of the Bank Credit Agreement, dividend payments with respect to the Company's Preferred or Common Stock and payments for redemption of shares of its Common Stock are subject to certain limitations. The Agreement also requires, among other things, the maintenance of certain financial ratios, and restricts the creation of liens and certain types of business activities and investments.

On March 6, 1998, the Company filed a Registration Statement on Form S-3 (the "Registration Statement") with the Securities and Exchange Commission registering an aggregate of $4.0 billion of debt and equity securities. The Registration Statement was declared effective by the Securities and Exchange Commission on April 20, 1998. On May 20, 1998, pursuant to the Registration Statement, the Company completed the public offerings of: (1) 15,690,000 shares of common stock at a public offering price of $41.8125 per share; (2) 9,050,000 shares of $2.375 convertible preferred stock at a public offering price of $50.00 per share; (3) $350 million aggregate principal amount of 7.15% Senior Notes due May 15, 2005; (4) $250 million aggregate principal amount of 7.35% Senior Notes due May 15, 2008; (5) $250 million aggregate principal amount of 7.50% Senior Debentures due May 15, 2010; and (6) $250 million aggregate principal amount of 7.80% Senior Debentures due May 15, 2018 (collectively the "Offerings"). The Company repaid $2.2 billion of the Term Loan on May 20, 1998, with proceeds received from the Offerings. The Company intends to repay the remainder of the Term Loan with a portion of the proceeds from the Rockware Sale (see Note 3).

7.  Extraordinary Charges from Early Extinguishment of Debt

During the second quarter of 1998, the Company used proceeds from the Offerings to repay a portion of the Term Loan due October 30, 1999. As a result, the Company recorded extraordinary charges for the write-off of unamortized deferred finance fees totaling $22.8 million, net of applicable income taxes of $8.7 million.

During the second quarter of 1997, the Company used proceeds from the May 1997 sale of shares of common stock and the issuance of debt securities pursuant to public offerings to retire approximately $1.4 billion of higher cost debt. As a result, the Company recorded extraordinary charges for the write-off of unamortized deferred finance fees and redemption premiums totaling $136.9 million, net of applicable income taxes of $52.4 million.

8.  Convertible Preferred Stock

In conjunction with the Offerings, on May 20, 1998, the Company issued 9,050,000 shares of convertible preferred stock at a public offering price of $50.00 per share (see Note 6). Annual cumulative dividends of $2.375 per share accruing from the date of issuance are payable in cash quarterly commencing August 15, 1998. The convertible preferred stock is convertible at the option of the holder at any time, unless previously redeemed, into shares of common stock of the Company at an initial conversion rate of 0.9491 shares of common stock for each share of convertible stock, subject to adjustment in certain events. The convertible preferred stock may not be redeemed prior to May 15, 2001. At any time on or after such date, the convertible preferred stock may be redeemed only in shares of common stock of the Company at the option of the Company at predetermined redemption prices plus accrued and unpaid dividends, if any, to the redemption date.

Holders of the convertible preferred stock have no voting rights, except as required by applicable law and except that among other things, whenever accrued and unpaid dividends on the convertible preferred stock are equal to or exceed the equivalent of six quarterly dividends payable on the convertible preferred stock such holders will be entitled to elect two directors to the Company's board of directors until the dividend arrearage has been paid or amounts have been set apart for such payment. In addition, certain changes that would be materially adverse to the rights of holders of the convertible preferred stock cannot be made without the vote of holders of two-thirds of the outstanding convertible preferred stock. The convertible preferred stock is senior to the common stock and the exchangeable preferred stock with respect to dividends and liquidation events.

9.  Cash Flow Information

Interest paid in cash aggregated $149.6 million and $163.1 million for the six months ended June 30, 1998 and June 30, 1997, respectively. Income taxes paid in cash totaled $19.4 million and $43.7 million for the six months ended
June 30, 1998 and June 30, 1997, respectively.

10.  Contingencies

The Company is one of a number of defendants (typically 10 to 20) in a substantial number of lawsuits filed in numerous state and federal courts by persons alleging bodily injury (including death) as a result of exposure to dust from asbestos fibers. From 1948 to 1958, one of the Company's former business units commercially produced and sold a high-temperature, clay-based insulating material containing asbestos. The insulation material was used in limited industrial applications such as shipyards, power plants and chemical plants. During its ten years in the high-temperature insulation business, the Company's aggregate sales of insulation material containing asbestos were less than $40 million. The Company exited the insulation business in April 1958. The traditional asbestos personal injury lawsuits and claims relating to such production and sale of asbestos material typically allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and punitive damages in various amounts (herein referred to as "asbestos claims"). As of June 30, 1998 the Company estimates that it is a named defendant in asbestos claims involving approximately 14,000 plaintiffs and claimants.

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

As a result of payments and commitments that have been made by reinsurers pursuant to the OIL Settlement and the earlier settlement agreements described above in the United Insurance case and certain other available insurance, the Company has to date confirmed coverage for its asbestos-related costs of approximately $308.9 million. Of the total amount confirmed to date, $287.4 million had been received through June 30, 1998; and the balance of approximately $21.5 million will be received throughout 1998 and the next several years. The remainder of the insurance asset of approximately $201.1 million relates principally to the reinsurers who have not yet paid, and continue to contest, their reinsurance obligations under the OIL Settlement. This $201.1 million asset valuation at June 30, 1998 also reflects 1994 and 1995 reductions of $100 million and $40 million, respectively, in the insurance asset valuation of $650 million established in 1993, which had been made to reflect settlement activity and litigation developments in the United Insurance case.

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

11.  New Accounting Standards

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS No. 130"). FAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. The Company's components of comprehensive income are net earnings and foreign currency translation adjustments. Total comprehensive income (loss) for the three month periods ended June 30, 1998 and 1997 amounted to $101.2 million and $(.5) million, respectively. Total comprehensive income for the six month periods ended June 30, 1998 and 1997 amounted to $134.4 million and $.3 million, respectively.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"), which is effective for financial statements for all fiscal quarters of fiscal years beginning after June 15, 1999. FAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivative instruments be recognized as either assets or liabilities in the statement of financial position and that such instruments be measured at fair value. The impact of FAS No. 133 on the Company's reporting and disclosure of derivative instruments has not been determined.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations - Second Quarter 1998 compared with Second Quarter 1997

The Company recorded earnings before extraordinary items of $115.0 million for the second quarter of 1998 compared to $86.9 million for the second quarter of 1997, an increase of $28.1 million, or 32.3%. The second quarter of 1998 includes amounts relating to the April 30, 1998, acquisition of the glass and plastics packaging businesses of BTR plc (see Note 1 to the financial state-ments). Consolidated segment operating profit for the second quarter of 1998 was $270.5 million, an increase of $47.8 million, or 21.5%, compared to the same period in 1997. The increase is principally attributable to higher operating profit for both the Glass Containers segment and the Plastics Packaging segment. Interest expense, net of interest income, increased $15.9 million from the 1997 period due in part to the financings related to the acquisition of the BTR glass and plastics packaging businesses. The increase in interest expense resulting from the acquisition was partially offset by lower borrowing costs resulting from the 1997 refinancing of higher cost debt, which began in May 1997. Net earnings of $100.9 million and $2.4 million for the second quarters of 1998 and 1997, respectively, reflect $14.1 million and $84.5 million, respectively, of extraordinary charges from the early extin-guishment of debt.

Capsule segment results (in millions of dollars) for the second quarter of 1998 and 1997 were as follows:
----------------------------------------------------------------------------
                                 Net sales
                         (Unaffiliated customers)          Operating Profit
----------------------------------------------------------------------------
                              1998          1997          1998          1997
                          --------      --------      --------      --------
Glass Containers          $  976.7      $  931.1      $  189.1      $  165.0
Plastics Packaging           408.0         293.0          79.6          57.5
Eliminations and other
  retained costs                .3            .4           1.8            .2
----------------------------------------------------------------------------
Consolidated total        $1,385.0      $1,224.5      $  270.5      $  222.7
============================================================================
Consolidated net sales for the second quarter of 1998 increased $160.5 million, or 13.1%, over the prior year. Net sales of the Glass Containers segment increased $45.6 million, or 4.9%, from 1997. The combined U.S. dollar sales of the segment's foreign affiliates increased over the prior year, reflecting the Asia-Pacific glass container businesses recently acquired from BTR (which contributed approximately $88 million to second quarter 1998 U.S. dollar sales), and increased unit shipments in Poland and Venezuela, which were partially offset by soft market conditions in Brazil and Colombia. Domestically, glass container unit volume nearly equaled prior year, reflect-ing increased shipments of iced tea and juice bottles, offset by lower shipments of beer and certain food containers. Net sales of the Plastics Packaging segment increased $115.0 million, or 39.2%, over 1997, reflecting the plastics businesses recently acquired from BTR (which contributed approximately $115 million to second quarter 1998 U.S. dollar sales), and increased unit shipments of closures. The Plastics Packaging segment net sales comparison to prior year was adversely affected by the first quarter 1998 termination of a license agreement under which the Company had produced plastic multipack carriers for beverage cans and the effects of lower resin costs on pass-through arrangements with customers.

Consolidated operating profit for the second quarter of 1998 increased $47.8 million, or 21.5%, to $270.5 million from second quarter 1997 operating profit of $222.7 million. The operating profit of the Glass Containers segment increased $24.1 million to $189.1 million, compared to $165.0 million in the second quarter of 1997. The combined U.S. dollar operating profit of the segment's foreign affiliates increased from the second quarter of 1997. The Asia-Pacific glass container businesses recently acquired from BTR contributed approximately $16 million to second quarter 1998 U.S. dollar operating profit.

Improved results at the segment's affiliates in Italy, Venezuela, and the United Kingdom were offset by soft market conditions in Brazil and Colombia. Domestically, operating profit of the Glass Containers segment increased from the second quarter of 1997 due to an improved cost structure. The operating profit of the Plastics Packaging segment increased $22.1 million, or 38.4%, compared to the second quarter of 1997. The plastics businesses recently acquired from BTR contributed approximately $22 million to second quarter 1998 operating profit. Higher shipments of closures were offset by lower shipments of labels and carriers, including the plastic multipack carriers for beverage cans. Other retained costs for the second quarter of 1998 were lower principally due to higher net financial services income.


First Six Months 1998 compared with First Six Months 1997

For the first six months of 1998, the Company recorded earnings before extraordinary items of $195.4 million compared to $141.5 million for the first six months of 1997. Excluding the effects of the unusual items for both 1998 and 1997 discussed below, the Company's first six months of 1998 earnings before extraordinary items of $179.0 million increased $45.1 million, or 33.7%, over first six months of 1997 earnings before extraordinary items of $133.9 million. The first six months of 1998 includes amounts relating to the April 30, 1998, acquisition of the glass and plastics packaging businesses of BTR plc (see Note 1 to the financial statements). Consolidated segment operating profit, excluding both the 1998 and 1997 unusual items, was $440.0 million for the first six months of 1998, an increase of $65.8 million, or 17.6%, compared to $374.2 for the same 1997 period. The increase is attribut-able to higher operating profit for both the Glass Containers segment and the Plastics Packaging segment, along with lower retained costs. The Company's estimated effective tax rate for the first six months of 1998, excluding the effects of the adjustment to Italy's net deferred tax liabilities discussed below, was 35.1%. This compares with 34.1% for the full year 1997, excluding the effect of the gain on the 1997 sale of the remaining 49% interest in Kimble Glass discussed below. Net earnings of $181.3 million and $57.0 million for the first six months of 1998 and 1997, respectively, reflect $14.1 million and $84.5 million, respectively, of extraordinary charges from the early extinguishment of debt.

Capsule segment results (in millions of dollars) for the first six months of 1998 and 1997 were as follows:
----------------------------------------------------------------------------
                                 Net sales
                         (Unaffiliated customers)          Operating Profit
----------------------------------------------------------------------------
                              1998          1997      1998 (a)          1997
                          --------      --------      --------      --------
Glass Containers          $1,789.1      $1,706.7      $  300.6      $  266.1
Plastics Packaging           693.7         573.4         146.9         109.2
Eliminations and other
  retained costs (b)            .7            .7          (5.3)          1.1
----------------------------------------------------------------------------
Consolidated total        $2,483.5      $2,280.8      $  442.2      $  376.4
============================================================================
(a) Operating profit for 1998 includes: (1) a net gain of $18.5 million related to the termination of a licensing agreement, including charges for related equipment writeoffs and capacity adjustments, and (2) charges totaling $16.3 million for the settlement of certain environmental litigation and severance costs at certain international affiliates.
     These items increased (decreased) operating profit as follows: Glass Containers, $(7.8) million; Plastics Packaging, $18.5 million; and other retained costs, $(8.5) million. These items were recorded in the first quarter of 1998.

(b) Operating profit for 1997 includes: (1) a gain of $16.3 million on the sale of the remaining 49% interest in Kimble Glass, and (2) charges of $14.1 million principally for the estimated cost of guaranteed lease obligations of a previously divested business. These items were recorded in the first quarter of 1997.

Consolidated net sales for the first six months of 1998 increased $202.7 million, or 8.9%, over the prior year. Net sales of the Glass Containers segment increased $82.4 million, or 4.8%, over 1997. The combined U.S. dollar sales of the segment's foreign affiliates increased over the prior year, reflecting the Asia-Pacific glass container businesses recently acquired from BTR (which contributed approximately $88 million to first six months 1998 U.S. dollar sales), the February 1997 acquisition of AVIR S.p.A., the largest manufacturer of glass containers in Italy, and increased unit shipments in Poland and Venezuela, all of which were partially offset by soft market conditions in Brazil and Colombia. Domestically, glass container unit shipments of containers for the beer, tea and juice, and liquor and wine industries more than offset lower shipments of certain food containers in comparison to the prior year period. Net sales of the Plastics Packaging segment increased $120.3 million, or 21.0%, over 1997, reflecting the plastics businesses recently acquired from BTR (which contributed approximately $115 million to first six months 1998 U.S. dollar sales), and increased unit shipments of closures. The Plastics Packaging segment net sales comparison to prior year was adversely affected by the first quarter 1998 termination of a license agreement under which the Company had produced plastic multipack carriers for beverage cans and the effects of lower resin costs on pass-through arrangements with customers.

Consolidated operating profit for the first six months of 1998, excluding the 1998 and 1997 unusual items, increased $65.8 million, or 17.6%, to $440.0 million from first six months 1997 operating profit of $374.2 million. The operating profit of the Glass Containers segment, excluding the 1998 unusual items, increased $42.3 million to $308.4 million, compared to $266.1 million in the first six months of 1997. The Asia-Pacific glass container businesses recently acquired from BTR contributed approximately $16 million to first six months 1998 U.S. dollar operating profit. Improved results at the segment's affiliates in Italy and Venezuela were partially offset by soft market conditions in Brazil and Colombia, which adversely affected results of affiliates located in those countries. Domestically, operating profit increased from the first six months of 1997 as a result of increased unit shipments and an improved cost structure. The operating profit of the Plastics Packaging segment, excluding the 1998 unusual items, increased $19.2 million, or 17.6%, compared to the first six months of 1997. The plastics businesses recently acquired from BTR contributed approximately $22 million to first six months 1998 operating profit. Higher shipments of closures and improved manufacturing performance were offset by lower shipments of labels and carriers, including the plastic multipack carriers for beverage cans. Other retained costs, excluding the 1998 and 1997 unusual items discussed below, were $3.2 million income for the first six months of 1998 compared to $1.1 million expense for the first six months of 1997, reflecting higher net financial services income.

The first six months 1998 results include the following unusual items recorded in the first quarter of 1998: (1) a tax benefit of $15.1 million to adjust net deferred income tax liabilities as a result of a reduction in Italy's statutory income tax rate; (2) a net gain of $18.5 million ($11.4 million aftertax) related to the termination of a license agreement, including charges for related equipment writeoffs and capacity adjustments, under which the Company had produced plastic multipack carriers for beverage cans; and (3) charges of $16.3 million ($10.1 million aftertax) for the settlement of certain environmental litigation and for severance costs at certain interna-tional affiliates. The first six months 1997 results include the following unusual items recorded in the first quarter of 1997: (1) a gain of $16.3 million ($16.3 million aftertax) on the sale of the Company's remaining 49% interest in Kimble Glass, and (2) charges of $14.1 million ($8.7 million aftertax) principally for guarantees of certain lease obligations of a previously divested business.

Capital Resources and Liquidity

The Company's total debt at June 30, 1998 was $5.93 billion, compared to $3.32 billion at December 31, 1997 and $3.30 billion at June 30, 1997.

At June 30, 1998, the Company had available credit totaling $4.8 billion under its recently amended agreement with a group of banks ("Bank Credit Agreement") expiring in December 2001, of which $972.0 million had not been utilized. At December 31, 1997, total commitments under the Company's previous credit facility were $3.0 billion of which $741.0 million had not been utilized. The increased commitment, utilization and corresponding higher debt balances at June 30, 1998, resulted in large part from borrowings for the acquisition of the worldwide glass and plastics packaging businesses of BTR plc. Utilization was also higher as a result of borrowings for capital expenditures, partially offset by cash provided by operations. Cash provided by operating activities was $174.9 million for the first six months of 1998 compared to $116.8 million for the first six months of 1997.

The Company anticipates that cash flow from its operations and from utiliza-tion of credit available through December 2001 under the Bank Credit Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations. As discussed in Note 3, the Company plans to use the proceeds received from the sale of Rockware Glass to reduce amounts outstanding under the Bank Credit Agreement, including repayment of the remaining $342.0 million Term Loan, which is due on October 30, 1999. The Company faces additional demands upon its liquidity for asbestos-related payments. Based on the Company's expectations regarding favorable trends which should lower its aggregate payments for lawsuits and claims and its expectation of the collection of its insurance coverage and reimbursement for such lawsuits and claims, and also based on the Company's expected operating cash flow, the Company believes that the payment of any deferred amounts of previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits and claims associated with asbestos, will not have a material adverse effect upon the Company's liquidity on a short-term or long-term basis.


Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

In connection with the April 30, 1998, acquisition of the worldwide glass and plastics packaging businesses of BTR, the Bank Credit Agreement was amended to provide, among other things, a $1.75 billion offshore loan revolving facility which is available to certain of the Company's foreign subsidiaries and denominated in certain foreign currencies. For further information about the facility and related foreign currency loan amounts outstanding at June 30, 1998, see Note 6 to the financial statements.

                        PART II -- OTHER INFORMATION


Item 1.  Legal Proceedings.

          (a) Contingencies. Note 10 to the Condensed Consolidated Financial Statements, "Contingencies," that is included in Part I of this Report, is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Owens-Illinois' share owners was held on May 13, 1998. Each of the four nominees for a three-year term on the Company's Board of Directors was elected by vote of the share owners as follows:
                                                                      Broker
         Name                  For        Withheld    Abstention    Non-Votes
-----------------------    -----------    ---------   ----------    ---------
Robert J. Dineen           122,804,370      993,713        -            -
James H. Greene, Jr.       115,211,986    8,586,097        -            -
George R. Roberts          122,495,536    1,302,547        -            -
Thomas L. Young            122,682,931    1,115,152        -            -

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits:

             Exhibit 10.1 Amended and Restated Owens-Illinois Supplemental Retirement Benefit Plan.

             Exhibit 10.2 Second Amendment to Owens-Illinois, Inc. Corporate Officers Deferred Compensation Plan.

             Exhibit 23     Consent of McCarter & English, LLP.

             Exhibit 27     Financial Data Schedule.

         (b) Reports on Form 8-K:

             (1) On April 16, 1998, the Registrant filed a Form 8-K which included the information required under Items 7(a), 7(b) and 7(c) with regard to financial statements and exhibits of the worldwide glass and plastics packaging businesses of BTR plc.

             (2) On April 23, 1998, the Registrant filed a Form 8-K which included a press release dated April 23, 1998 announcing first quarter 1998 results.

             (3) On May 7, 1998, the Registrant filed a Form 8-K which included a press release dated April 30, 1998 announcing the completion of the acquisition of the worldwide glass and plastics packaging businesses of BTR plc.

             (4) On May 26, 1998, the Registrant filed a Form 8-K which included the following documents:

                  (a) Underwriting Agreement, dated as of May 14, 1998, among Owens-Illinois, Inc., Morgan Stanley & Co. Incorporated, Credit Suisse First Boston Corporation, First Chicago Capital Markets, Inc., Goldman, Sachs & Co., Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Brothers Inc and Scotia Capital Markets (USA) Inc.

                  (b) Underwriting Agreement, dated as of May 14, 1998, among Owens-Illinois, Inc., Morgan Stanley & Co. Incorporated, BancAmerica Robertson Stephens, Credit Suisse First Boston Corporation, Goldman, Sachs & Co., Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Brothers Inc and Scotia Capital Markets (USA) Inc.

                  (c) Underwriting Agreement, dated as of May 14, 1998, among Owens-Illinois, Inc., Morgan Stanley & Co. Incorporated, BancAmerica Robertson Stephens, Credit Suisse First Boston Corporation, Goldman, Sachs & Co., Lehman Brothers Inc., Nationsbanc Montgomery Securities LLC and Salomon Brothers Inc.

                  (d) Underwriting Agreement, dated as of May 14, 1998, among Owens-Illinois, Inc., Morgan Stanley & Co. Incorporated, BT Alex. Brown Incorporated, Credit Suisse First Boston Corporation, Goldman, Sachs & Co., Lehman Brothers Inc., Nationsbanc Montgomery Securities LLC and Salomon Brothers Inc.

                  (e) Underwriting Agreement, dated as of May 14, 1998, among Owens-Illinois, Inc., Smith Barney Inc., BT Alex. Brown Incorporated, Credit Suisse First Boston Corporation, Goldman, Sachs & Co., Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated.

                  (f) Underwriting Agreement, dated as of May 14, 1998, among Owens-Illinois, Inc., Smith Barney Inc., BT Alex. Brown Incorporated, Goldman, Sachs & Co. and Lehman Brothers Inc.

                  (g) Indenture, dated as of May 20, 1998, between Owens-Illinois, Inc. and The Bank of New York, as Trustee.

                  (h) Officers' Certificate, dated May 20, 1998, establishing the terms of the 7.15% Senior Notes due 2005.

                  (i) Officers' Certificate, dated May 20, 1998, establishing the terms of the 7.35% Senior Notes due 2008.

                  (j) Officers' Certificate, dated May 20, 1998, establishing the terms of the 7.50% Senior Notes due 2010.

                  (k) Officers' Certificate, dated May 20, 1998, establishing the terms of the 7.80% Senior Notes due 2018.

                  (l)  Form of 7.15% Senior Note due 2005.

                  (m)  Form of 7.35% Senior Note due 2008.

                  (n)  Form of 7.50% Senior Note due 2010.

                  (o)  Form of 7.80% Senior Note due 2018.

                  (p)  Certificate of Designation of Convertible Preferred
                       Stock.

                  (q)  Form of Convertible Preferred Stock Certificate.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                OWENS-ILLINOIS, INC.


Date August 14, 1998         By /s/ David G. Van Hooser
     ---------------            ----------------------------------------------
                                David G. Van Hooser, Senior Vice President
                                and Chief Financial Officer
                                (Principal Financial Officer)

                              INDEX TO EXHIBITS


10.1  Amended and Restated Owens-Illinois Supplemental Retirement Benefit
      Plan.

10.2 Second Amendment to Owens-Illinois, Inc. Corporate Officers Deferred Compensation Plan.

23    Consent of McCarter & English, LLP.

27    Financial Data Schedule.