Form 10-Q
period 1998-09-30
OWENS ILLINOIS INC /DE/
filed 1998-11-17
CIK 812074

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549

(Mark one)                         FORM 10-Q

  (x)       Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                     For Quarter Ended September 30, 1998
                                      or
  ( )      Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing require-
      ments for the past 90 days.  Yes  X    No
                                      -----    -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Owens-Illinois, Inc. $.01 par value common stock - 155,362,462 shares at October 31, 1998.

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

                             OWENS-ILLINOIS, INC.
                 CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
                Three months ended September 30, 1998 and 1997
           (Millions of dollars, except share and per share amounts)

                                                           1998          1997
Revenues:                                              --------      --------
  Net sales                                            $1,453.6      $1,239.5
  Royalties and net technical assistance                    7.4           4.6
  Equity earnings                                           1.4           3.7
  Interest                                                  7.6           4.8
  Other                                                    30.7          26.7
                                                       --------      --------
                                                        1,500.7       1,279.3
Costs and expenses:
  Manufacturing, shipping, and delivery                 1,105.7         961.4
  Research and development                                  9.5           7.9
  Engineering                                               8.7           7.6
  Selling and administrative                               72.4          57.8
  Interest                                                103.5          69.8
  Other                                                    20.4          23.9
                                                       --------      --------
                                                        1,320.2       1,128.4
                                                       --------      --------
Earnings before items below                               180.5         150.9

Provision for income taxes                                 63.3          51.5

Minority share owners' interests in earnings
  of subsidiaries                                           3.6           7.6
                                                       --------      --------
Earnings before extraordinary items                       113.6          91.8

Extraordinary charges from early extinguishment
  of debt, net of applicable income taxes                               (16.4)
                                                       --------      --------
Net earnings                                           $  113.6      $   75.4
                                                       ========      ========
Basic earnings per share of common stock:
  Earnings before extraordinary items                  $   0.70      $   0.65
  Extraordinary charges                                                 (0.12)
                                                       --------      --------
  Net earnings                                         $   0.70      $   0.53
                                                       ========      ========
Weighted average shares outstanding (thousands)         155,346       140,333
                                                        =======       =======
Diluted earnings per share of common stock:
  Earnings before extraordinary items                  $   0.69      $   0.65
  Extraordinary charges                                                 (0.12)
                                                       --------      --------
  Net earnings                                         $   0.69      $   0.53
                                                       ========      ========
Weighted diluted average shares (thousands)             165,629       142,182
                                                        =======       =======
                            See accompanying notes.

                             OWENS-ILLINOIS, INC.
                 CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
                 Nine months ended September 30, 1998 and 1997
           (Millions of dollars, except share and per share amounts)

                                                           1998          1997
Revenues:                                              --------      --------
  Net sales                                            $3,937.1      $3,520.3
  Royalties and net technical assistance                   20.6          16.3
  Equity earnings                                          10.6          13.0
  Interest                                                 22.1          19.4
  Other                                                   100.8          84.2
                                                       --------      --------
                                                        4,091.2       3,653.2
Costs and expenses:
  Manufacturing, shipping, and delivery                 2,998.4       2,736.0
  Research and development                                 26.1          22.6
  Engineering                                              25.1          22.8
  Selling and administrative                              199.5         168.2
  Interest                                                267.8         237.1
  Other                                                    92.2          82.6
                                                       --------      --------
                                                        3,609.1       3,269.3
                                                       --------      --------
Earnings before items below                               482.1         383.9

Provision for income taxes                                154.1         125.7

Minority share owners' interests in earnings
  of subsidiaries                                          19.0          24.9
                                                       --------      --------
Earnings before extraordinary items                       309.0         233.3

Extraordinary charges from early extinguishment
  of debt, net of applicable income taxes                 (14.1)       (100.9)
                                                       --------      --------
Net earnings                                           $  294.9      $  132.4
                                                       ========      ========
Basic earnings per share of common stock:
  Earnings before extraordinary items                  $   2.03      $   1.77
  Extraordinary charges                                   (0.10)        (0.77)
                                                       --------      --------
  Net earnings                                         $   1.93      $   1.00
                                                       ========      ========
Weighted average shares outstanding (thousands)         148,135       131,277
                                                        =======       =======
Diluted earnings per share of common stock:
  Earnings before extraordinary items                  $   2.00      $   1.75
  Extraordinary charges                                   (0.09)        (0.76)
                                                       --------      --------
  Net earnings                                         $   1.91      $   0.99
                                                       ========      ========
Weighted diluted average shares (thousands)             154,046       133,453
                                                        =======       =======
                            See accompanying notes.

                              OWENS-ILLINOIS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
         September 30, 1998, December 31, 1997, and September 30, 1997
                             (Millions of dollars)

                                             Sept. 30,   Dec. 31,   Sept. 30,
                                                1998       1997        1997
Assets                                       ---------   --------   ---------
Current assets:
  Cash, including time deposits              $   294.0   $  218.2    $  202.5
  Short-term investments, at cost which
    approximates market                           23.1       16.1        74.5
  Receivables, less allowances for losses and
    discounts ($39.6 at September 30, 1998,
    $52.9 at December 31, 1997, and $41.0
    at September 30, 1997)                       830.0      681.6       715.7
  Inventories                                    801.3      592.4       579.2
  Prepaid expenses                               169.8      140.0       128.3
                                             ---------   --------    --------
      Total current assets                     2,118.2    1,648.3     1,700.2

Investments and other assets:
  Investments and advances                       190.1       87.7       128.4
  Repair parts inventories                       267.2      227.2       237.9
  Prepaid pension                                683.2      635.3       670.8
  Insurance for asbestos-related costs           217.5      239.3       252.7
  Deposits, receivables, and other assets        395.1      307.0       277.9
  Net assets held for sale                       567.0
  Excess of purchase cost over net assets
    acquired, net of accumulated amortization
    ($381.2 at September 30, 1998, $328.3
    at December 31, 1997, and $323.0 at
    September 30, 1997)                        3,116.7    1,294.9     1,303.7
                                             ---------   --------    --------
      Total investments and other assets       5,436.8    2,791.4     2,871.4

Property, plant, and equipment, at cost        5,214.1    4,105.1     3,866.3
Less accumulated depreciation                  1,895.0    1,699.7     1,651.1
                                             ---------   --------    --------
  Net property, plant, and equipment           3,319.1    2,405.4     2,215.2
                                             ---------   --------    --------
Total assets                                 $10,874.1   $6,845.1    $6,786.8
                                             =========   ========    ========

                                             Sept. 30,   Dec. 31,   Sept. 30,
                                                1998       1997        1997
Liabilities and Share Owners' Equity         ---------   --------   ---------
Current liabilities:
  Short-term loans and long-term debt
    due within one year                      $   231.8   $  176.9    $  165.3
  Current portion of asbestos-related
    liabilities                                   70.0       85.0        85.0
  Accounts payable and other liabilities         985.1      781.9       753.9
                                             ---------   --------    --------
    Total current liabilities                  1,286.9    1,043.8     1,004.2

Long-term debt                                 5,602.7    3,146.7     3,197.6

Deferred taxes                                   313.1      229.2       204.9

Nonpension postretirement benefits               337.7      354.8       354.5

Other liabilities                                411.8      482.2       496.4

Commitments and contingencies

Minority share owners' interests                 258.8      246.5       240.2

Share owners' equity:
  Convertible preferred stock                    452.5
  Exchangeable preferred stock                    20.1       20.4        21.4
  Common stock, par value $.01 per share
    (155,356,862 shares outstanding
     at September 30, 1998; 140,526,195
     at December 31, 1997; and 140,431,861
     at September 30, 1997)                        1.5        1.4         1.4
  Capital in excess of par value               2,181.1    1,558.4     1,553.4
  Retained earnings (deficit)                    199.5      (90.3)     (125.8)
  Accumulated other comprehensive income        (191.6)    (148.0)     (161.4)
                                             ---------   --------    --------
    Total share owners' equity                 2,663.1    1,341.9     1,289.0
                                             ---------   --------    --------
Total liabilities and share owners' equity   $10,874.1   $6,845.1    $6,786.8
                                             =========   ========    ========




                            See accompanying notes.

                             OWENS-ILLINOIS, INC.
                       CONDENSED CONSOLIDATED CASH FLOWS
                 Nine months ended September 30, 1998 and 1997
                             (Millions of dollars)

                                                             1998       1997
                                                        ---------  ---------
Cash flows from operating activities:
  Earnings before extraordinary items                   $   309.0  $   233.3
  Non-cash charges (credits):
    Depreciation                                            268.1      206.3
    Amortization of deferred costs                           73.1       45.2
    Other                                                   (37.1)       9.1
  Change in non-current operating assets                    (45.0)     (66.7)
  Asbestos-related payments                                 (70.8)     (72.2)
  Asbestos-related insurance proceeds                        21.8       18.7
  Reduction of non-current liabilities                       (4.1)      (4.5)
  Change in components of working capital                  (103.3)    (138.8)
                                                        ---------  ---------
    Cash provided by operating activities                   411.7      230.4

Cash flows from investing activities:
  Additions to property, plant, and equipment              (377.3)    (278.4)
  Acquisitions, net of cash acquired                     (3,596.5)    (209.1)
  Net cash proceeds from divestitures                        40.6       55.7
                                                        ---------  ---------
    Cash utilized in investing activities                (3,933.2)    (431.8)

Cash flows from financing activities:
  Additions to long-term debt                             5,160.6    1,704.8
  Repayments of long-term debt                           (2,631.2)  (1,810.8)
  Payment of finance fees and debt retirement costs         (61.5)    (159.7)
  Increase in short-term loans                               68.0       14.0
  Issuance of common stock                                  640.7      502.7
  Issuance of convertible preferred stock                   439.6
  Payment of convertible preferred stock dividends           (5.1)
                                                        ---------  ---------
    Cash provided by financing activities                 3,611.1      251.0

Effect of exchange rate fluctuations on cash                (13.8)      (8.0)
                                                        ---------  ---------
Increase in cash                                             75.8       41.6

Cash at beginning of period                                 218.2      160.9
                                                        ---------  ---------
Cash at end of period                                   $   294.0  $   202.5
                                                        =========  =========


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

The acquisition is being accounted for under the purchase method of accounting. The total purchase cost of approximately $3.6 billion will be allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values. Such allocations will be based upon valuations which have not been finalized. Accordingly, the allocation of the purchase consideration included in the accompanying Condensed Consolidated Balance Sheet at September 30, 1998, is preliminary. The accompanying Condensed Consolidated Results of Operations for the nine month period ended September 30, 1998, includes five months of BTR Packaging operations.

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
                                                           ======

2.  Pro Forma Information - Acquisition of BTR Packaging

Had the acquisition of BTR Packaging described in Note 1 and the related financing, including the public offerings, described in Note 6 occurred on January 1, 1998 and 1997, unaudited pro forma consolidated net sales, net earnings, and net earnings per share of common stock would have been as follows:

                                 Nine Months ended September 30, 1998
                         ----------------------------------------------------
                            As      BTR Packaging    Financing     Pro Forma
                         Reported    Adjustments    Adjustments   As Adjusted
                         --------   -------------   -----------   -----------
Net sales                $3,937.1       $384.1                      $4,321.2
                         ========                                   ========
Net earnings               $309.0       $ 32.8         $(31.1)        $310.7
                           ======                                     ======
Basic net earnings per
  share of common stock     $2.03                                      $1.89
                            =====                                      =====
Basic weighted average
  shares outstanding
  (thousands)             148,135                                    155,242

Diluted net earnings per
  share of common stock     $2.00                                      $1.88
                            =====                                      =====
Diluted weighted average
  shares (thousands)      154,046                                    165,589


                                 Nine Months ended September 30, 1997
                         ----------------------------------------------------
                            As      BTR Packaging    Financing     Pro Forma
                         Reported    Adjustments    Adjustments   As Adjusted
                         --------   -------------   -----------   -----------
Net sales                $3,520.3      $921.1                       $4,441.4
                         ========                                   ========
Net earnings               $233.3      $120.1          $(73.7)        $279.7
                           ======                                     ======
Basic net earnings per
  share of common stock     $1.77                                      $1.80
                            =====                                      =====
Basic weighted average
  shares outstanding
  (thousands)             131,277                                    145,757

Diluted net earnings per
  share of common stock     $1.75                                      $1.78
                            =====                                      =====
Diluted weighted average
  shares (thousands)      133,453                                    147,933

Shares of common stock issuable upon conversion of the convertible preferred stock in the 1997 pro forma period were not included in the computation of 1997 pro forma diluted earnings per share because the effect would be antidilutive.

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

3.  Net Assets Held For Sale

In connection with the Acquisition discussed in Note 1, the Company has committed to sell Rockware Glass. The Company is in the process of negotiating the sale of Rockware Glass. The accompanying Condensed Consolidated Results of Operations for the three and nine month periods ended September 30, 1998, exclude Rockware Glass and related financing costs. Proceeds from the sale will be used to reduce amounts outstanding under the Second Amended and Restated Credit Agreement.

4.  Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:
-----------------------------------------------------------------------------
                                                       Three months ended
                                                          September 30,
                                                   --------------------------
                                                          1998           1997
Numerator:                                         -----------    -----------
  Earnings before extraordinary items                   $113.6          $91.8
  Preferred stock dividends:
    Convertible                                           (5.4)
    Exchangeable                                           (.4)           (.4)
-----------------------------------------------------------------------------
                                                          (5.8)           (.4)

  Numerator for basic earnings per
    share - income available to common
    share owners                                         107.8           91.4
  Effect of dilutive securities -
    preferred stock dividends                              5.8             .4
-----------------------------------------------------------------------------
    Numerator for diluted earnings per
    share - income available to common
    share owners after assumed
    exchanges and conversions
    of preferred stock                                  $113.6          $91.8
=============================================================================

Denominator:
  Denominator for basic earnings per
    share - weighted average
    shares                                         155,345,678    140,333,028
  Effect of dilutive securities:
    Stock options                                      972,251      1,014,384
    Exchangeable preferred stock                       722,036        834,719
    Convertible preferred stock                      8,589,355
-----------------------------------------------------------------------------
  Dilutive potential common shares                  10,283,642      1,849,103
-----------------------------------------------------------------------------
    Denominator for diluted earnings
    per share - adjusted weighted
    average shares and assumed
    exchanges and conversions
    of preferred stock                             165,629,320    142,182,131
=============================================================================
Basic earnings per share                                 $0.70          $0.65
=============================================================================
Diluted earnings per share                               $0.69          $0.65
=============================================================================

Options to purchase 1,706,898 weighted average shares of common stock which were outstanding during the three months ended September 30, 1998 were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

-----------------------------------------------------------------------------
                                                       Nine months ended
                                                         September 30,
                                                   --------------------------
                                                          1998           1997
Numerator:                                         -----------    -----------
  Earnings before extraordinary items                   $309.0         $233.3
  Preferred stock dividends:
    Convertible                                           (7.8)
    Exchangeable                                          (1.1)          (1.1)
-----------------------------------------------------------------------------
                                                          (8.9)          (1.1)

  Numerator for basic earnings per
    share - income available to common
    share owners                                         300.1          232.2
  Effect of dilutive securities -
    preferred stock dividends                              8.9            1.1
-----------------------------------------------------------------------------
    Numerator for diluted earnings per
    share - income available to common
    share owners after assumed
    exchanges and conversions
    of preferred stock                                  $309.0         $233.3
=============================================================================

Denominator:
  Denominator for basic earnings per
    share - weighted average
    shares                                         148,135,216    131,277,324
  Effect of dilutive securities:
    Stock options                                    1,067,158      1,189,680
    Exchangeable preferred stock                       690,648        985,962
    Convertible preferred stock                      4,153,095
-----------------------------------------------------------------------------
  Dilutive potential common shares                   5,910,901      2,175,642
-----------------------------------------------------------------------------
    Denominator for diluted earnings
    per share - adjusted weighted
    average shares and assumed
    exchanges and conversions
    of preferred stock                             154,046,117    133,452,966
=============================================================================
Basic earnings per share                                 $2.03          $1.77
=============================================================================
Diluted earnings per share                               $2.00          $1.75
=============================================================================

Options to purchase 426,725 weighted average shares of common stock which were outstanding during the nine months ended September 30, 1998 were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Earnings per share are computed independently for each period presented. Due primarily to the issuance of 14,479,522 shares and 16,936,100 shares of common stock in the second quarters of 1998 and 1997, respectively, the second quarter of 1998 issuance of convertible preferred stock, which is convertible into 8,589,355 shares of common stock, and the resultant effect on average shares, per share amounts calculated on a year-to-date basis may not equal the sums of such amounts calculated separately for each quarter.

5.  Inventories

Major classes of inventory are as follows:
                                            Sept. 30,   Dec. 31,   Sept. 30,
                                              1998        1997       1997
                                            ---------   --------   ---------
  Finished goods                               $584.8     $447.3      $432.4
  Work in process                                28.9        9.4         9.0
  Raw materials                                 116.5       92.5        78.6
  Operating supplies                             71.1       43.2        59.2
                                               ------     ------      ------
                                               $801.3     $592.4      $579.2
                                               ======     ======      ======

6.  Long-Term Debt

The following table summarizes the long-term debt of the Company:
----------------------------------------------------------------------------
                                            Sept. 30,   Dec. 31,   Sept. 30,
                                              1998        1997       1997
Bank Credit Agreement:                      ---------   --------   ---------
  Revolving Credit Facility:
    Revolving Loans                          $2,152.0   $2,125.0    $1,894.0
    Offshore Loans:
      1.39 billion Australian dollars           789.2
      333 million British pounds                559.4
      153.5 billion Italian lira                 88.9
  Bid Rate Loans                                 50.0       50.0       218.0
Senior Notes:
  7.85%, due 2004                               300.0      300.0       300.0
  7.15%, due 2005                               350.0
  8.10%, due 2007                               300.0      300.0       300.0
  7.35%, due 2008                               250.0
Senior Debentures:
  7.50%, due 2010                               250.0
  7.80%, due 2018                               250.0
9.95% Senior Subordinated Notes due 2004                               100.0
Other                                           327.9      441.8       429.9
----------------------------------------------------------------------------
                                              5,667.4    3,216.8     3,241.9
  Less amounts due within one year               64.7       70.1        44.3
----------------------------------------------------------------------------
    Long-term debt                           $5,602.7   $3,146.7    $3,197.6
============================================================================

On April 30, 1998, in connection with the Acquisition, the Company amended its former bank credit agreement by entering into a Second Amended and Restated Credit Agreement (the "Bank Credit Agreement" or "Agreement") with a group of banks which expires on December 31, 2001. The Agreement provides up to $7.0 billion in credit facilities and consists of (i) a $2.5 billion term loan to the Company (the "Term Loan") (see last paragraph of Note 6 for repayment of Term Loan) and (ii) a $4.5 billion revolving credit facility (the "Revolving Credit Facility") available to the Company, which includes a $1.75 billion fronted offshore loan revolving facility (the "Offshore Facility") available, subject to certain sublimits, to certain of the Company's foreign subsidiaries and denominated in certain foreign currencies. The Agreement includes an Overdraft Account facility providing for aggregate borrowings up to $100 million which reduce the amount available for borrowing under the Revolving Credit Facility. In addition, the terms of the Bank Credit Agreement permit the Company to request Bid Rate Loans from banks participating in the Agreement. Borrowings outstanding under Bid Rate Loans are limited to $750 million and reduce the amount available for borrowing under the Revolving Credit Facility. The Agreement also provides for the issuance of letters of credit totaling up to $500 million, which also reduce the amount available for borrowing under the Revolving Credit Facility. At September 30, 1998, the Company had unused credit available under the Bank Credit Agreement of $800.3 million.

Borrowings under the Revolving Loans commitment bear interest, at the Company's option, at the prime rate or a reserve adjusted Eurodollar rate. Loans under the Offshore Facility bear interest, at the applicable borrower's option, at the applicable Offshore Base Rate (as defined in the Bank Credit Agreement). Borrowings under the Revolving Credit Facility also bear a margin linked to the Company's Consolidated Leverage Ratio, as defined in the Agreement. The margin is currently .500% and is limited to a range of .275% to 1.000%. Overdraft Account loans bear interest at the prime rate minus the facility fee percentage, defined below. The weighted average interest rate on borrowings outstanding under the Revolving Loans commitment at September 30, 1998, was 6.04%. The weighted average interest rate on borrowings outstanding under the Offshore Facility at September 30, 1998, was 6.62%. While no compensating balances are required by the Agreement, the Company must pay a facility fee on the Revolving Credit Facility commitments. The facility fee, currently .250%, is limited to a range of .125% and .500%, based on the Company's Consolidated Leverage Ratio.

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

On March 6, 1998, the Company filed a Registration Statement on Form S-3 (the "Registration Statement") with the Securities and Exchange Commission registering an aggregate of $4.0 billion of debt and equity securities. The Registration Statement was declared effective by the Securities and Exchange Commission on April 20, 1998. On May 20, 1998, pursuant to the Registration Statement, the Company completed the public offerings of: (1) 15,690,000 shares of common stock at a public offering price of $41.8125 per share; (2) 9,050,000 shares of $2.375 convertible preferred stock at a public offering price of $50.00 per share; (3) $350 million aggregate principal amount of 7.15% Senior Notes due May 15, 2005; (4) $250 million aggregate principal amount of 7.35% Senior Notes due May 15, 2008; (5) $250 million aggregate principal amount of 7.50% Senior Debentures due May 15, 2010; and (6) $250 million aggregate principal amount of 7.80% Senior Debentures due May 15, 2018 (collectively the "Offerings"). The Company repaid $2.2 billion of the Term Loan on May 20, 1998, with proceeds received from the Offerings. In August, 1998 the Company repaid the remainder of the Term Loan with borrowings under the Revolving Loans commitment.

7.  Extraordinary Charges from Early Extinguishment of Debt

During the second quarter of 1998, the Company used proceeds from the Offerings to repay a portion of the Term Loan due October 30, 1999. As a result, the Company recorded extraordinary charges for the write-off of unamortized deferred finance fees totaling $22.8 million, net of applicable income taxes of $8.7 million.

During the third quarter of 1997, the Company used borrowings under its Bank Credit Agreement to retire $450 million of higher cost debt. As a result, the Company recorded extraordinary charges for the write-off of unamortized deferred finance fees and redemption premiums totaling $26.6 million, net of applicable income taxes of $10.2 million. In addition, during the second quarter of 1997, the Company used proceeds from the May 1997 sale of shares of common stock and the issuance of debt securities pursuant to public offerings to retire approximately $1.4 billion of higher cost debt. As a result, the Company recorded extraordinary charges for the write-off of unamortized deferred finance fees and redemption premiums totaling $136.9 million, net of applicable income taxes of $52.4 million.

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

9.  Cash Flow Information

Interest paid in cash aggregated $209.2 million and $222.9 million for the nine months ended September 30, 1998 and September 30, 1997, respectively. Income taxes paid in cash totaled $28.8 million and $59.2 million for the nine months ended September 30, 1998 and September 30, 1997, respectively.

10.  Contingencies

The Company is one of a number of defendants (typically 10 to 20) in a substantial number of lawsuits filed in numerous state and federal courts by persons alleging bodily injury (including death) as a result of exposure to dust from asbestos fibers. From 1948 to 1958, one of the Company's former business units commercially produced and sold a high-temperature, clay-based insulating material containing asbestos. The insulation material was used in limited industrial applications such as shipyards, power plants and chemical plants. During its ten years in the high-temperature insulation business, the Company's aggregate sales of insulation material containing asbestos were less than $40 million. The Company exited the insulation business in April 1958. The traditional asbestos personal injury lawsuits and claims relating to such production and sale of asbestos material typically allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and punitive damages in various amounts (herein referred to as "asbestos claims"). As of September 30, 1998, the Company estimates that it is a named defendant in asbestos claims involving approximately 13,000 plaintiffs and claimants.

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

In November 1995, before all the settlements described above were finalized, a reinsurer of OIL during the years affected by the United Insurance case brought a separate suit against OIL seeking a declaratory judgment that it had no reinsurance obligation to OIL due to alleged OIL fraud and also to OIL not having joined non-party reinsurers as parties in the United Insurance case as alleged to be required under New Jersey's "entire controversy" doctrine (Employer's Mutual v. Owens-Insurance Limited, Superior Court of New Jersey, Morris County, December 1995). The Company was not a named party to this cause of action but was subsequently joined in it as a necessary party defendant.

Subsequent to the entry of the Consent Judgment Order in the United Insurance case described above, OIL gave notice of the OIL Settlement to all non-settling reinsurers affected by the United Insurance case, informing all such reinsurers of the terms of the OIL Settlement and demanding timely payment from such reinsurers pursuant to such terms.

Since the date of the OIL settlement, 20 previously non-settling reinsurers have made the payments called for under the OIL Settlement or otherwise settled their obligations thereunder. Other non-settling solvent reinsurers, all of which are parties to the Employers Mutual case described above, have not, however, made the payments called for under the OIL Settlement.

In June 1996, the Superior Court of New Jersey, Morris County granted OIL summary judgment on the "entire controversy" doctrine claim in the Employers Mutual case. A petition for interlocutory appeal of this summary judgment by certain non-settling OIL reinsurers was rejected first by the Appellate Division of the New Jersey Superior Court and thereafter by the New Jersey Supreme Court.

As a result of payments and commitments that have been made by reinsurers pursuant to the OIL Settlement and the earlier settlement agreements described above in the United Insurance case and certain other available insurance, the Company has to date confirmed coverage for its asbestos-related costs of approximately $314.5 million. Of the total amount confirmed to date, $292.5 million had been received through September 30, 1998; and the balance of approximately $22.0 million will be received throughout 1998 and the next several years. The remainder of the insurance asset of approximately $195.5 million relates principally to the reinsurers who have not yet paid, and continue to contest, their reinsurance obligations under the OIL Settlement. This $195.5 million asset valuation at September 30, 1998 also reflects 1994 and 1995 reductions of $100 million and $40 million, respectively, in the insurance asset valuation of $650 million established in 1993, which had been made to reflect settlement activity and litigation developments in the United Insurance case.

The Company believes, based on the rulings of the trial court, the Appellate Division and the New Jersey Supreme Court in the United Insurance case, as well as its understanding of the facts and legal precedents (including specifically the legal precedent requiring that reinsurers "follow the fortunes" of and adhere to any good faith, fair and reasonable settlement entered into by the primary carrier which such reinsurers had agreed to reinsure) and based on advice of counsel, McCarter & English L.L.P., that it is probable substantial additional payments will be received to cover the Company's asbestos-related claim losses, in addition to the amounts already received or to be received as a result of the settlements described above.

As a result of the Co-Defendant Bankruptcies and the continuing efforts in various federal and state courts to resolve asbestos lawsuits and claims in nontraditional manners, as well as the continued filings of new lawsuits and claims, the Company believes that its ultimate asbestos-related contingent liability (i.e., its indemnity or other claim disposition costs plus related litigation expenses) is difficult to estimate with certainty. However, in 1993, the Company established a liability of $975 million to cover what it then estimated would be the total indemnity payments and legal fees associated with the resolution of then outstanding and all expected future asbestos lawsuits and claims.

Since establishing this liability, the Company has continually monitored the trends of matters which may affect its ultimate liability and continually analyzes the trends, developments and variables affecting or likely to affect the resolution of pending and future asbestos claims against the Company. While the number of asbestos lawsuits and claims pending and filed against the Company has declined significantly, as anticipated when this liability was established, the costs to resolve lawsuits and claims during the current fiscal year have exceeded historical norms. As a result, the asbestos liability may be exhausted within the next fiscal year.

As part of its continual monitoring of asbestos-related matters, the Company is conducting a comprehensive review to determine if adjustments of asbestos-related assets or liabilities are appropriate. The Company cannot presently predict the outcomes of such reviews.

Based on all the factors and matters relating to the Company's asbestos-related litigation and claims and subject to the completion of the review process described above, the Company presently believes that its asbestos-related costs and liabilities will not exceed by a material amount the sum of the available insurance reimbursement the Company believes it has and will have principally as a result of the United Insurance case, and the OIL Settlement, as described above, and the amount of previous charges for asbestos-related costs.

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

11.  New Accounting Standards

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS No. 130"). FAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. The Company's components of comprehensive income are net earnings and foreign currency translation adjustments. Total comprehensive income for the three month periods ended September 30, 1998 and 1997 amounted to $116.9 million and $53.0 million, respectively. Total comprehensive income for the nine month periods ended September 30, 1998 and 1997 amounted to $251.3 million and $53.3 million, respectively.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations - Third Quarter 1998 compared with Third Quarter 1997

The Company recorded earnings before extraordinary items of $113.6 million for the third quarter of 1998 compared to $91.8 million for the third quarter of 1997. Excluding the effects of unusual items for 1998 discussed on page 27, the Company's third quarter 1998 earnings before extraordinary items of $112.4 million increased $20.6 million, or 22.4%, over third quarter 1997 earnings before extraordinary items of $91.8 million. The third quarter of 1998 includes amounts relating to the April 30, 1998, acquisition of the glass and plastics packaging businesses of BTR plc (see Note 1 to the financial state-ments). Consolidated segment operating profit for the third quarter of 1998, excluding the effects of an unusual item, was $267.4 million, an increase of $55.2 million, or 26.0%, compared to the same period in 1997. The increase is principally attributable to higher operating profit for both the Glass Containers segment and the Plastics Packaging segment. Interest expense, net of interest income, increased $30.9 million from the 1997 period due princi-pally to the financings related to the acquisition of the BTR glass and plastics packaging businesses. The increase in interest expense resulting from the acquisition was partially offset by lower borrowing costs resulting from the 1997 refinancing of higher cost debt, which began in May 1997. The decrease in minority share owners' interests in earnings of subsidiaries resulted from lower net earnings of certain foreign affiliates, principally from the affiliate located in Colombia. Net earnings of $75.4 million for the third quarter of 1997 reflect $16.4 million of extraordinary charges from the early extinguishment of debt. The additional earnings of the businesses acquired from BTR combined with the dilutive effects of the related financings resulted in a dilution of $0.05 in earnings per share in the third quarter of 1998.

Capsule segment results (in millions of dollars) for the third quarter of 1998 and 1997 were as follows:

----------------------------------------------------------------------------
                                 Net sales
                         (Unaffiliated customers)          Operating profit
----------------------------------------------------------------------------
                              1998          1997          1998          1997
                          --------      --------      --------      --------
Glass Containers          $1,026.2      $  957.5      $  192.1      $  162.8
Plastics Packaging           427.0         281.6          74.5          46.4
Eliminations and other
   retained costs (a)           .4            .4           8.4           3.0
----------------------------------------------------------------------------
Consolidated total        $1,453.6      $1,239.5      $  275.0      $  212.2
============================================================================

(a) Operating profit for 1998 includes a benefit of $7.6 million from the reduction of previously established reserves for guarantees of certain obligations of a business divested several years ago.

Consolidated net sales for the third quarter of 1998 increased $214.1 million, or 17.3%, over the prior year. Net sales of the Glass Containers segment increased $68.7 million, or 7.2%, from 1997. The combined U.S. dollar sales of the segment's foreign affiliates increased over the prior year, reflecting the Asia-Pacific glass container businesses recently acquired from BTR (which contributed approximately $118 million to third quarter 1998 U.S. dollar sales), and increased unit shipments in Hungary and Venezuela, which were partially offset by soft market conditions in Brazil, Colombia, and the United Kingdom. The effect of foreign currency movements reduced the third quarter 1998 U.S. dollar sales of the segment's foreign affiliates by approximately $20 million in comparison to third quarter 1997. Domestically, glass container unit volume nearly equaled prior year, reflecting increased ship-ments of beer, iced tea, and juice bottles, offset by lower shipments of certain food containers. Net sales of the Plastics Packaging segment increased $145.4 million, or 51.6%, over 1997, reflecting the plastics businesses recently acquired from BTR (which contributed approximately $144 million to third quarter 1998 U.S. dollar sales), and increased unit shipments of closures. The Plastics Packaging segment net sales comparison to prior year was adversely affected by the first quarter 1998 termination of a license agreement under which the Company had produced plastic multipack carriers for beverage cans and the effects of lower resin costs on pass-through arrange-ments with customers.

Consolidated operating profit for the third quarter of 1998, excluding the effect of an unusual item, increased $55.2 million, or 26.0%, to $267.4 million from third quarter 1997 operating profit of $212.2 million. The operating profit of the Glass Containers segment increased $29.3 million to $192.1 million, compared to $162.8 million in the third quarter of 1997. The combined U.S. dollar operating profit of the segment's foreign affiliates increased from the third quarter of 1997. The Asia-Pacific glass container businesses recently acquired from BTR contributed approximately $27 million to third quarter 1998 U.S. dollar operating profit. Improved results at the segment's affiliates in Italy and Hungary were offset by soft market condi-tions in the United Kingdom and Colombia. The effect of foreign currency movements reduced the third quarter 1998 U.S. dollar operating profit of the segment's foreign affiliates by approximately $3 million in comparison to third quarter 1997. Domestically, operating profit of the Glass Containers segment increased from the third quarter of 1997 due an improved cost structure. The operating profit of the Plastics Packaging segment increased $28.1 million, or 60.6%, compared to the third quarter of 1997. The plastics businesses recently acquired from BTR contributed approximately $20 million to third quarter 1998 operating profit. Higher shipments of plastic containers, and closures for beverage containers were partially offset by lower shipments of labels and carriers, including the shipments of plastic multipack carriers for beverage cans due to the termination of a license agreement. Other retained costs, excluding the 1998 unusual item, were $.8 million income for the third quarter of 1998 compared to $3.0 million income for the third quarter of 1997, reflecting higher net financial services income, offset by the nonrecurrence of a reported gain on an asset sale in 1997.

Late in the third quater of 1998, weak economic conditions began to adversely affect the Company's foreign affiliates who serve markets in South America, and selected markets in the United Kingdom and Central Europe. Although weakening economic conditions in these markets did not have a material impact on the Company's results of operations for third quarter 1998 compared to third quarter 1997, such conditions are continuing into, and are expected to adversely affect, the fourth quarter of 1998 and may continue into 1999. Because these macroeconomic conditions vary by geographic region and differ from the Company's historical precedents, the Company is not able to project the precise magnitude or duration of such conditions or their effects on future operating results.

First Nine Months 1998 compared with First Nine Months 1997

For the first nine months of 1998, the Company recorded earnings before extraordinary items of $309.0 million compared to $233.3 million for the first nine months of 1997. Excluding the effects of the unusual items for both 1998 and 1997 discussed below, the Company's first nine months of 1998 earnings before extraordinary items of $291.4 million increased $65.7 million, or 29.1%, over first nine months of 1997 earnings before extraordinary items of $225.7 million. The first nine months of 1998 includes amounts relating to the April 30, 1998, acquisition of the glass and plastics packaging businesses of BTR plc (see Note 1 to the financial statements). Consolidated segment operating profit, excluding both the 1998 and 1997 unusual items, was $707.4 million for the first nine months of 1998, an increase of $121.0 million, or 20.6%, compared to $586.4 million for the same 1997 period. The increase is attributable to higher operating profit for both the Glass Containers segment and the Plastics Packaging segment, along with lower retained costs. Interest expense, net of interest income, increased $28.0 million from the 1997 period due principally to the financings related to the acquisition of the BTR glass and plastics packaging businesses. The increase in interest expense resulting from the acquisition was partially offset by lower borrowing costs resulting
from the 1997 refinancing of higher cost debt, which began in May 1997.   The
decrease in minority share owners' interests in earnings of subsidiaries resulted from lower net earnings of certain foreign affiliates, principally those in Brazil and Colombia. The Company's estimated effective tax rate for the first nine months of 1998, excluding the effects of the adjustment to Italy's net deferred tax liabilities discussed below, was 35.1%. This compares with 34.1% for the full year 1997, excluding the effect of the gain on the 1997 sale of the remaining 49% interest in Kimble Glass discussed below. Net earnings of $294.9 million and $132.4 million for the first nine months of 1998 and 1997, respectively, reflect $14.1 million and $100.9 million, respectively, of extraordinary charges from the early extinguishment of debt. The additional earnings of the businesses acquired from BTR combined with the dilutive effects of the related financings resulted in a dilution of $0.06 in earnings per share in the first nine months of 1998.

Capsule segment results (in millions of dollars) for the first nine months of 1998 and 1997 were as follows:

----------------------------------------------------------------------------
                                 Net sales
                         (Unaffiliated customers)          Operating profit
----------------------------------------------------------------------------
                              1998          1997      1998 (a)          1997
                          --------      --------      --------      --------
Glass Containers          $2,815.3      $2,664.2      $  492.7      $  428.9
Plastics Packaging         1,120.7         855.0         221.4         155.6
Eliminations and other
   retained costs (b)          1.1           1.1           3.1           4.1
----------------------------------------------------------------------------
Consolidated total        $3,937.1      $3,520.3      $  717.2      $  588.6
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

(b) Operating profit for 1998 includes a benefit of $7.6 million from the reduction of previously established reserves for guarantees of certain obligations of a business divested several years ago. This item was recorded in the third quarter of 1998.

     Operating profit for 1997 includes: (1) a gain of $16.3 million on the sale of the remaining 49% interest in Kimble Glass, and (2) charges of $14.1 million principally for the estimated cost of guaranteed lease obligations of a previously divested business. These items were recorded in the first quarter of 1997.

Consolidated net sales for the first nine months of 1998 increased $416.8 million, or 11.8%, over the prior year. Net sales of the Glass Containers segment increased $151.1 million, or 5.7%, over 1997. The combined U.S. dollar sales of the segment's foreign affiliates increased over the prior year, reflecting the Asia-Pacific glass container businesses recently acquired from BTR (which contributed approximately $206 million to first nine months 1998 U.S. dollar sales), the February 1997 acquisition of AVIR S.p.A., the largest manufacturer of glass containers in Italy, and increased unit ship-ments in Poland and Venezuela, all of which were partially offset by soft market conditions in Brazil, Colombia, and the United Kingdom. The effect of foreign currency movements reduced the first nine months of 1998 U.S. dollar sales of the segment's foreign affiliates by approximately $90 million in comparison to the first nine months of 1997. Domestically, glass container unit volume nearly equaled the prior year, reflecting increased shipments of containers for the beer, tea and juice, and liquor and wine industries, offset by lower shipments of certain food containers. Net sales of the Plastics

Packaging segment increased $265.7 million, or 31.1%, over 1997, reflecting the plastics businesses recently acquired from BTR (which contributed approxi-mately $259 million to first nine months 1998 U.S. dollar sales), and increased unit shipments of closures. The Plastics Packaging segment net sales comparison to prior year was adversely affected by the first quarter 1998 termination of a license agreement under which the Company had produced plastic multipack carriers for beverage cans and the effects of lower resin costs on pass-through arrangements with customers.

Consolidated operating profit for the first nine months of 1998, excluding the 1998 and 1997 unusual items, increased $121.0 million, or 20.6%, to $707.4 million from first nine months 1997 operating profit of $586.4 million. The operating profit of the Glass Containers segment, excluding the 1998 unusual items, increased $71.6 million to $500.5 million, compared to $428.9 million in the first nine months of 1997. The Asia-Pacific glass container businesses recently acquired from BTR contributed approximately $43 million to first nine months 1998 U.S. dollar operating profit. Improved results at the segment's affiliates in Italy, Hungary, and Venezuela were partially offset by soft market conditions in Brazil and Colombia, which adversely affected results of affiliates located in those countries. The effect of foreign currency movements reduced the first nine months of 1998 U.S. dollar operating profit of the segment's foreign affiliates by approximately $15 million in comparison to the first nine months of 1997. Domestically, operating profit increased from the first nine months of 1997 as a result of an improved cost structure. The operating profit of the Plastics Packaging segment, excluding the 1998 unusual items, increased $47.3 million, or 30.4%, compared to the first nine months of 1997. The plastics businesses recently acquired from BTR contributed approximately $42 million to first nine months 1998 operating profit. Higher shipments of plastic containers and closures, and improved manufacturing performance were partially offset by lower shipments of labels and carriers, including the shipments of plastic multipack carriers for beverage cans due to the termination of a license agreement. Other retained costs, excluding the 1998 and 1997 unusual items discussed below, were $4.0 million income for the first nine months of 1998 compared to $1.9 million expense for the first nine months of 1997, reflecting higher net financial services income, offset by the nonrecurrence of a reported gain on an asset sale in 1997.

The first nine months 1998 results include the following unusual items recorded in the third quarter of 1998: (1) a loss of $5.7 million ($3.5 million aftertax) on the sale of a discontinued operation by an equity investee; and (2) a benefit of $7.6 million ($4.7 million aftertax) from the reduction of previously established reserves for guarantees of certain obligations of a business divested several years ago. The first nine months 1998 results also include the following unusual items recorded in the first quarter of 1998: (1) a tax benefit of $15.1 million to adjust net deferred income tax liabilities as a result of a reduction in Italy's statutory income tax rate; (2) a net gain of $18.5 million ($11.4 million aftertax) related to the termination of a license agreement, including charges for related equip-ment writeoffs and capacity adjustments, under which the Company had produced plastic multipack carriers for beverage cans; and (3) charges of $16.3 million ($10.1 million aftertax) for the settlement of certain environmental litiga-tion and for severance costs at certain international affiliates. The first nine months 1997 results include the following unusual items recorded in the first quarter of 1997: (1) a gain of $16.3 million ($16.3 million aftertax) on the sale of the Company's remaining 49% interest in Kimble Glass, and (2) charges of $14.1 million ($8.7 million aftertax) principally for guarantees of certain lease obligations of a previously divested business.

Capital Resources and Liquidity

The Company's total debt at September 30, 1998 was $5.83 billion, compared to $3.32 billion at December 31, 1997 and $3.36 billion at September 30, 1997.

At September 30, 1998, the Company had available credit totaling $4.5 billion under its recently amended agreement with a group of banks ("Bank Credit Agreement") expiring in December 2001, of which $800.3 million had not been utilized. At December 31, 1997, total commitments under the Company's previous credit facility were $3.0 billion of which $741.0 million had not been utilized. The increased commitment, utilization and corresponding higher debt balances at September 30, 1998 resulted in large part from borrowings for the acquisition of the worldwide glass and plastics packaging businesses of BTR plc. Utilization was also higher as a result of borrowings for capital expenditures, partially offset by cash provided by operations. Cash provided by operating activities was $411.7 million for the first nine months of 1998 compared to $230.4 million for the first nine months of 1997.

The Company anticipates that cash flow from its operations and from utiliza-tion of credit available through December 2001 under the Bank Credit Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations. As discussed in Note 3, the Company plans to use the proceeds received from the sale of Rockware Glass to reduce amounts outstanding under the Bank Credit Agreement. The Company faces additional demands upon its liquidity for asbestos-related payments. Based on the Company's expectations regarding favorable trends which should lower its aggregate payments for lawsuits and claims and its expectation of the collec-tion of its insurance coverage and reimbursement for such lawsuits and claims, and also based on the Company's expected operating cash flow, the Company believes that the payment of any deferred amounts of previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits and claims associated with asbestos, will not have a material adverse effect upon the Company's liquidity on a short-term or long-term basis.

Year 2000 Update

General
-------
The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations or a temporary inability to engage in normal business activities. The Company uses a significant number of computer software programs and operating systems across its entire organization, including applications used in financial business systems, manufacturing, and various administrative functions. To the extent that the Company's software applications contain source code that is unable to appropriately interpret the upcoming calendar year 2000 and beyond, modification, replacement, or retire-ment of such applications will be necessary. The Company has determined that it will be required to modify or replace portions of its software and hardware so that the affected systems will properly utilize dates beyond December 31, 1999.

Project
-------
The Company has undertaken a Year 2000 Project (the "Project") to identify and mitigate Year 2000 compliance issues in its critical information technology ("IT") and non-IT systems. Such systems include manufacturing information systems, process control and embedded systems, business applications, and information technology infrastructure. The general phases of the Project are:
(1) inventorying/identification of Year 2000 items and issues; (2) assessment and solution definition; (3) remediation/conversion of Year 2000 items and issues identified; (4) acceptance testing; and (5) implementation. The results of the assessment and solution definition phase to date has indicated that certain of the Company's significant systems are not Year 2000 compliant. The results have also indicated that certain software and hardware (embedded chips) used in building and machine maintenance, production, and manufacturing systems also are at risk.

The Company is nearing completion of the inventorying/identification and the assessment and solution definition phases of the Project. These phases are expected to be completed by March 1999. Activities involving the remaining phases of remediation/conversion, acceptance testing, and implementation are ongoing and will continue into the second half of calendar year 1999. The Company expects to have its critical IT and non-IT systems Year 2000 compliant by September 1999.

The Company relies on numerous third-party vendors and suppliers for a wide variety of goods and services, including raw materials, transportation, and utilities such as electricity and natural gas. The Project includes identify-ing and prioritizing critical suppliers and customers and communicating with them about their plans and progress in addressing Year 2000 compliance issues. Information requests have been distributed and replies are being evaluated. The replies received to date indicate that most suppliers, vendors and customers will not provide any assurance that they will be Year 2000 compli-ant. The process of evaluating the Company's critical suppliers is ongoing and scheduled for completion by September 1999. The Company cannot be certain when suppliers and customers will be Year 2000 compliant. The inability of customers and suppliers to complete their Year 2000 compliance efforts in a timely fashion could materially impact the Company.

Costs
-----
The Company is utilizing both internal and external resources to reprogram, or replace, test, and implement the software and equipment for Year 2000 modifi-cations. The total cost associated with the Project, including certain previously scheduled replacement of software and equipment which has been accelerated due to Year 2000 issues, is estimated to be approximately $50 million and is being funded through operating cash flows. The majority of these costs are attributable to the purchase of new software and operating equipment, and will therefore, be capitalized. To date, the Company has incurred approximately $20 million related to all phases of the Project.

Risks
-----
The Project undertaken by the Company is expected to significantly reduce the Company's level of uncertainty about Year 2000 compliance issues. As noted above, the Company has not yet completed all necessary phases of the Project. The failure to correct a Year 2000 compliance issue could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity, and financial condition. Due to the general uncertainty inherent in Year 2000 compliance issues, resulting in part from the uncertainty of Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time the consequences of Year 2000 failures on the Company's results of operations, liquidity, or financial condition.

Contingency Plans
-----------------
The Company is developing contingency plans for certain of its applications. Those contingency plans involve, among other actions, manual workarounds, increasing inventories, adjusting staffing strategies, and planned shutdowns of non-critical equipment prior to January 1, 2000. Actions related to the implementation of contingency plans have not been undertaken as the necessity of such contingency plans depend upon the progress of Year 2000 compliance efforts.

The foregoing statements as to costs and dates relating to the Project are forward looking and are made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. They are based on the Company's best estimates which may be updated as additional information becomes available. The Company's forward looking statements are also based on assumptions about many important factors, including the availability of certain resources, the technical skills of employees and independent contractors, the representations and preparedness of third parties, the ability of vendors and suppliers to deliver goods or perform services required by the Company and the collateral effects of Year 2000 compliance issues on the Company's business partners and customers. While the Company believes its assumptions are reasonable, it cautions that it is impossible to predict the impact of certain factors that could cause actual costs or timetables to differ materially from the expected results. No assurance can be given that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the Project.

Introduction of Euro Currency

A new currency called the "euro" is scheduled to be introduced in eleven of the fifteen Economic and Monetary Union ("EMU") countries. On January 1, 1999, the participating EMU member countries will establish fixed conversion rates between their legacy currencies and the euro. As of January 1, 1999, the participating countries no longer will control their own monetary policies by directing independent interest rates for the legacy currencies. Instead, the authority to direct monetary policy, including money supply and official interest rates for the euro, will be exercised by the new European Central Bank. The legacy currencies in the participating countries will continue to be used as legal tender through January 1, 2002. Thereafter, the legacy currencies will be canceled and euro bills and coins will be used for cash transactions in the participating countries. The Company has affiliates located in the following countries which are scheduled to participate in the euro introduction: Finland, Italy, the Netherlands, and Spain. In addition, the Company transacts business in other countries in which the euro is sched-uled to be introduced. The Company has initiated an assessment of the potential impact that the euro introduction will have on its information systems, financial reporting, banking facilities, purchases and the sale of its products. Based upon the assessment to date, the Company does not believe the conversion to the euro and the cost of implementing required system changes will be material to the Company's consolidated financial statements.

Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Forward looking statements are necessarily projections which are subject to change upon the occurrence of events that may affect the business. In addition, acquisitions involve a number of risks that can cause actual results to be materially different from expected results.


Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

In connection with the April 30, 1998, acquisition of the worldwide glass and plastics packaging businesses of BTR, the Bank Credit Agreement was amended to provide, among other things, a $1.75 billion offshore loan revolving facility which is available to certain of the Company's foreign subsidiaries and denominated in certain foreign currencies. For further information about the facility and related foreign currency loan amounts outstanding at September 30, 1998, see Note 6 to the financial statements.

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


                               OWENS-ILLINOIS, INC.


Date November 16, 1998      By /s/ David G. Van Hooser
     -----------------         ------------------------------------------
                               David G. Van Hooser, Senior Vice President
                               and Chief Financial Officer (Principal
                               Financial Officer)

                               INDEX TO EXHIBITS


Exhibit

  23       Consent of McCarter & English, LLP.

  27       Financial Data Schedule.