Form 10-K405
period 1998-12-31
OWENS ILLINOIS INC /DE/
filed 1999-03-31
CIK 812074

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                   FORM 10-K
(Mark One)
  [x]             Annual Report Pursuant to Section 13 or 15(d) of the
                            Securities Exchange Act of 1934
                     For the fiscal year ended December 31, 1998
                                      or
  [ ]             Transition Report Pursuant to Section 13 or 15(d) of the
                            Securities Exchange Act of 1934

                             OWENS-ILLINOIS, INC.
            (Exact name of registrant as specified in its charter)

Delaware                                  1-9576           22-2781933
(State or other jurisdiction of        (Commission         (IRS Employer
incorporation or organization)         file number)        Identification No.)

One SeaGate, Toledo, Ohio                                   43666
(Address of principal executive offices)                    (Zip Code)

      Registrant's telephone number, including area code:  (419) 247-5000

          Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange on
Title of each class                                     which registered
-------------------                                 ------------------------
Common Stock, $.01 par value                        New York Stock Exchange
Convertible Preferred Stock, $.01 par value,
   $50 liquidation preference                       New York Stock Exchange
11% Senior Debentures due 2003                      New York Stock Exchange
7.85% Senior Notes due 2004                         New York Stock Exchange
7.15% Senior Notes due 2005                         New York Stock Exchange
8.10% Senior Notes due 2007                         New York Stock Exchange
7.35% Senior Notes due 2008                         New York Stock Exchange
7.50% Senior Debentures due 2010                    New York Stock Exchange
7.80% Senior Debentures due 2018                    New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  None











                           (Cover page 1 of 2 pages)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                Yes       x                  No
                    ---------------             --------------

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                                               [X]


      The aggregate market value (based on the consolidated tape closing price on February 28, 1999) of the voting stock beneficially held by non-affiliates of Owens-Illinois, Inc. was approximately $2,832,676,000. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors and executive officers of the Company. Such interpretation is not intended to be, and should not be construed to be, an admission by Owens-Illinois, Inc. or such directors or executive officers of the Company that such directors and executive officers of the Company are "affiliates" of Owens-Illinois, Inc., as that term is defined under the Securities Act of 1934.


      The number of shares of Common Stock, $.01 par value, of Owens-Illinois, Inc. outstanding as of February 28, 1999, was 155,638,236.





                      DOCUMENTS INCORPORATED BY REFERENCE

Part III Owens-Illinois, Inc. Proxy Statement for The Annual Meeting of Share Owners To Be Held Wednesday, May 12, 1999 ("Proxy Statement").












                           (Cover page 2 of 2 pages)

                                 TABLE OF CONTENTS
                                 -----------------

      PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
            ITEM 1.     BUSINESS . . . . . . . . . . . . . . . . . . . . .   1
            ITEM 2.     PROPERTIES . . . . . . . . . . . . . . . . . . . .  11
            ITEM 3.     LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . .  16
            ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                        HOLDERS. . . . . . . . . . . . . . . . . . . . . .  16
                        EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . . .  17
      PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20
            ITEM 5.     MARKET FOR OWENS-ILLINOIS, INC.'S COMMON STOCK
                        AND RELATED SHARE OWNER MATTERS. . . . . . . . . .  20
            ITEM 6.     SELECTED FINANCIAL DATA. . . . . . . . . . . . . .  21
            ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . .  25
            ITEM 7.(a).      QUALITATIVE AND QUANTITATIVE DISCLOSURES
                             ABOUT MARKET RISK . . . . . . . . . . . . . .  36
            ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . .  39
            ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . .  79
      PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  80
            ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE
                        REGISTRANT . . . . . . . . . . . . . . . . . . . .  80
            ITEMS 11.   EXECUTIVE COMPENSATION AND CERTAIN RELATIONSHIPS
            and 13.     AND RELATED TRANSACTIONS . . . . . . . . . . . . .  80
            ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                        AND MANAGEMENT . . . . . . . . . . . . . . . . . .  80
      PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  81
            ITEM 14.(a).     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES. .  81
            ITEM 14.(b).     REPORTS ON FORM 8-K . . . . . . . . . . . . .  86
      SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  87
      SCHEDULES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   S-1
      EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   E-1

                                    PART I

ITEM 1.     BUSINESS

General Development of Business

Owens-Illinois, Inc. (the "Company"), through its subsidiaries, is the successor to a business established in 1903. The Company is one of the world's leading manufacturers of packaging products. Approximately one of every two glass containers made worldwide is made by the Company, its affiliates or licensees. In addition to being the largest manufacturer of glass containers in the United States, North America, South America, Australia, New Zealand, and India, and the second largest in Europe, the Company is a leading manufacturer in the United States of plastic containers, plastic closures, plastic prescription containers, labels, and multipack plastic carriers for beverage bottles. Since 1993, through acquisitions and investments strategic to its core businesses, the Company has expanded and furthered its market leadership position in the geographic areas in which it competes. During the years 1994 through 1998, the Company has invested more than $1.7 billion in capital expenditures (excluding acquisition expenditures) and more than $280 million in research, development and engineering to, among other things, increase capacity in key locations, commercialize its technology into new products, and improve productivity.

On April 30, 1998, the Company completed the acquisition of the worldwide glass and plastics packaging businesses of BTR plc in an all cash transaction valued at approximately $3.6 billion (the "Acquisition"). In the Acquisition, the Company acquired BTR's ACI Glass Packaging ("ACI") glass container operations in the Asia Pacific region (i.e. Australia, New Zealand, China, and Indonesia) and its Continental PET Technologies ("CPT") plastics packaging operations in the United States, South America, Australia, Europe, and Asia, as well as BTR's United Kingdom glass container manufacturer ("Rockware"). Pursuant to an agreement with the Commission of the European Communities, the Company has committed to sell Rockware (the "Rockware Sale"). On March 15, 1999, the Company announced that it agreed to sell Rockware to a subsidiary of Ardagh plc, the Irish glass container manufacturer based in Dublin, Ireland, for total consideration of 240 million British pounds sterling (approximately $390 million). The transaction is subject to certain conditions and is expected to close by March 31, 1999. Proceeds from the Rockware Sale will be used to reduce long-term debt.

ACI is the only glass container manufacturer in Australia and New Zealand, with additional operations in China and Indonesia. CPT is a leading supplier of high-performance polyethylene terephthalate (PET) hot fill food and non-carbonated drink containers, with operations in the United States, Australia, New Zealand, the United Kingdom, the Netherlands, Brazil, China, Hungary, and Mexico. The Company has provided technology and equipment to ACI's glass container operations since 1967 and to certain of the CPT plastics businesses under a series of technical assistance agreements.

Since 1991, the Company has acquired 15 glass container businesses in 16 countries, including businesses in Central and Eastern Europe and in the Asia Pacific region, and five plastics packaging businesses with operations in 11 countries. These acquisitions are consistent with the Company's strategy to maintain leadership in glass and plastics packaging and to pursue revenue and earnings growth opportunities around the world.

As part of the Company's continual monitoring of asbestos-related matters, a comprehensive review of such matters was conducted during the fourth quarter of 1998. This review resulted in the recording of a charge which reduced 1998 earnings before extraordinary items by $154.4 million. Also, during the fourth quarter of 1998 the Company's glass container affiliate in the United Kingdom took steps to reduce costs and improve efficiency by initiating the closing of its least efficient glass container manufacturing plant. Also, affiliates in South America, Central Europe, and Asia initiated restructurings that are expected to improve efficiency and reduce costs in 1999 and beyond. Total charges recorded as a result of these actions reduced 1998 earnings before extraordinary items by $47.4 million.

The principal executive office of the Registrant is located at One SeaGate, Toledo, Ohio 43666; the telephone number is (419) 247-5000.


Financial Information about Product Segments

Information as to sales, earnings before interest income, interest expense, provision for income taxes, minority share owners' interests in earnings of subsidiaires, and extraordinary charges ("EBIT"), and total assets by product segment is included on pages 72 - 75.


Narrative Description of Business

The Company has two product segments: (1) Glass Containers and (2) Plastics Packaging. Below is a description of these segments and information to the extent material to understanding the Company's business taken as a whole.


Products and Services, Customers, Markets and Competitive Conditions, and Methods of Distribution

GLASS CONTAINERS PRODUCT SEGMENT

The Company is a leading manufacturer of glass containers throughout the world. In addition to being the largest maker of glass containers in the United States, North America, South America, Australia, New Zealand, and India, the Company also is a leading manufacturer of glass packaging in Europe. Worldwide glass container sales represented 68%, 71%, and 66% of the Company's consolidated net sales for the years ended December 31, 1998, 1997, and 1996, respectively. The Company believes that its internally developed machines are significantly more efficient and productive than those used by its competitors, making it the low-cost manufacturer and a recognized technological leader in the industry.

The Company currently has technical assistance agreements with 23 different companies in 21 countries. These agreements, which cover areas ranging from manufacturing and engineering assistance to support in functions such as marketing, sales, and administration, allow the Company to participate in the worldwide growth of the glass container industry. The Company believes these associations and its technical expertise will afford it opportunities to participate in the glass business in regions of the world where the Company does not have a presence, and expand in regions where the Company currently has operations.

Products and Services

Glass containers are produced in a wide range of sizes, shapes and colors for beer, food, tea, juice, soft drinks, liquor, wine, wine coolers and pharmaceuticals. The Company has been a leader in product innovation, introducing products including long neck nonreturnable beer bottles, and in developing containers for teas, juices, food, soft drinks and wine coolers.

The Company's product development efforts in glass containers are aimed at providing custom designed packaging systems to customers and consumers. Product lines designed to complement glass containers include product extensions related to single service packages for teas, juices and soft drinks and innovative secondary packaging systems such as closures, carriers and labeled containers.

Customers

Beer, food (which includes juice and teas), liquor (i.e. distilled spirits) and wine producers comprise the majority of industry demand for U.S. glass containers. In addition to the just previously mentioned producers, international glass container customers include soft drink bottlers. In the regions where the Company has operations, it has leading positions within these industries. The Company believes its position gives it the ability to sustain market share and take advantage of new opportunities and areas of growth for all customers within these industries.

Most glass production is sold to customers under arrangements with terms varying from several months to several years which specify estimated quantities to be shipped as a percentage of the customers' total annual shipment requirements. Containers are typically scheduled for production in response to customers' orders for their quarterly requirements.

Markets and Competitive Conditions

The Company has glass container operations located in 20 countries. The principal markets for the Company's glass products are in the United States, Europe, Latin America, and Australia. The Company has the leading market share of the glass segment of United States beer and food (including juice and teas) packaging. Excluding E & J Gallo Winery Inc., which manufactures its own containers, the Company believes it is a leading supplier of glass for wine and wine coolers. Internationally, the Company is the leading producer of glass containers in most of the geographic markets in which it is located.

The Company's glass products compete on the basis of quality, service and price with other forms of rigid packaging, principally aluminum and steel cans and plastic bottles, as well as glass and plastic containers produced by other large, well-established manufacturers. The principal competitors producing glass containers within the U.S. market are Ball-Foster Glass Container Co., L.L.C., a wholly-owned subsidiary of Paris-based Saint-Gobain ("Ball-Foster"), and Anchor Glass Container Corporation, the assets of which are owned by Canadian-based Consumers Packaging, Inc. The principal competitor producing glass containers outside the U.S. market is Saint-Gobain. The principal competitors producing metal containers are American National Can Company, Ball Corporation, Crown Cork & Seal Company, Inc., Reynolds Metals Company, and Silgan Corporation. In the metal container market, no one competitor is dominant. The principal competitors supplying plastic containers are Continental Plastics Containers, Inc. (a subsidiary of Continental Can Company, Inc., a wholly-owned subsidiary of Suiza Foods), Graham Packaging Co., Plastipak Packaging, Inc., and Silgan Corporation. In the plastic containers market, no one competitor is dominant.

Methods of Distribution

Due to the significance of transportation costs and the importance of timely delivery, manufacturing facilities are located close to customers. Most of the Company's glass container products are shipped by common carrier to customers within a 250-mile radius of a given production site. In addition to glass container manufacturing facilities, the Company operates several raw materials plants and machine and mold shops which manufacture high-productivity glass-making machines and equipment.

Domestic Glass Operations

The Company has an approximate 45% share of the glass container category of the U.S. rigid packaging market. Domestically, the Company operates 21 glass container manufacturing facilities, a sand plant and two machine shops which manufacture high-productivity glass-making machines and equipment. Marketing under the trade name Owens-Brockway, the Company believes that its 1998 U.S. glass container sales were significantly higher than the sales of its nearest U.S. glass container competitor, Ball-Foster.

Unit shipments in the U.S. to brewers and food producers, including producers of juice and teas, approximated 90% of the Company's total U.S. glass container unit shipments for 1998, 1997, and 1996.

During 1998, total glass container industry shipments within the United States rigid packaging market were slightly below 1997 shipment levels. Shipments declined in 1998 as a result of lower demand for food containers, including tea and juice bottles, partially offset by increased shipments of beer containers. The Company's share of the United States glass container market increased slightly during this time. Overall, the Company expects glass containers' share of the United States rigid packaging market to remain relatively stable compared to 1998 levels and that the Company will maintain its share of the glass container segment due in part to the Company's ongoing improvement in operating efficiencies and its technological leadership.

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

International Glass Operations

The Company has added to its international operations by acquiring glass container companies with leading positions in growing or established markets, increasing capacity at selected foreign affiliates, and maintaining the global network of glass container companies that license the Company's technology. The Company has significant ownership positions in 25 companies located in 19 foreign countries and Puerto Rico. Most of the Company's international glass affiliates are the leading container manufacturers in their respective countries, producing a full line of containers for the soft drink, beer, wine, liquor, food, drug and chemical industries. Some of these companies also produce molds, mold parts, sand and feldspar, limestone, machines and machine parts, glass insulators, rolled glass, sheet glass and glass tableware. The Company's principal international glass affiliates are located in Latin America and Europe, and Australia.

Outside of the United States, unit shipments of glass containers have grown substantially in recent years. In many regions, international glass operations are benefiting from increased consumer spending power, increased privatization of industry, a favorable climate for foreign investment, lowering of trade barriers, and global expansion programs by major customers. In many developing countries glass has a significant cost advantage over plastic and metal containers. Technologies which have produced productivity improvements in the Company's United States Glass Container operations are also being applied to the operations of foreign affiliates. The Company is continuing to pursue additional strategic alliances with international partners whose markets are growing and whose manufacturing operations can be enhanced by the Company's state-of-the-art technology and equipment, which enables such operations to improve quality, increase productivity, reduce bottle weights, and decrease energy consumption. Revenues generated in countries where the Company does not have a direct ownership position may also provide a benefit to the Company in the form of royalties tied to sales volume of the Company's licensees.

The Company's significant ownership positions in international glass affiliates are summarized below:

                                                              Owens-Illinois
Company/Country                                                 Ownership
---------------                                               --------------
ACI Glass Packaging, Australia                                    100.0%
Avirunion, a.s., Czech Republic                                   100.0
Karhulan Lasi Oy, Finland                                         100.0
United Hungarian Glass Containers, Kft., Hungary                  100.0
Owens-Brockway (India) Limited, India                             100.0
AVIR S.p.A., Italy                                                100.0
New Zealand Glass Manufacturers, New Zealand                      100.0
Vidrieria Rovira, S.A., Spain                                     100.0
United Glass Ltd., United Kingdom                                 100.0
Centro Vidriero de Venezuela, C.A., Venezuela                     100.0
Manufacturera de Vidrios Planos, C.A., Venezuela                  100.0
A/S Jarvakandi Klaas, Estonia                                      82.0
Owens-Illinois de Puerto Rico, Puerto Rico                         80.0
Comphania Industrial Sao Paulo e Rio, Brazil                       79.4
Vidrios Industriales, S.A., Peru                                   77.3
Owens-Illinois de Venezuela, C.A., Venezuela                       74.0
ACI Guangdong Glass Co., Ltd., China                               70.0
ACI Shanghai Glass Co., Ltd., China                                70.0
Wuhan Owens Glass Container Company, Ltd., China                   70.0
Huta Szkla Jaroslaw S.A., Poland                                   69.7
Cristaleria del Ecuador, S.A., Ecuador                             69.0
Fabrica Boliviana de Vidrios, S. A., Bolivia                       68.8
Huta Szkla Antoninek Sp.zo.o, Poland                               60.1
Cristaleria Peldar, S.A., Colombia                                 57.6
P.T. Kangar Consolidated Industries, Indonesia                     51.2



PLASTICS PACKAGING PRODUCT SEGMENT

The Company is a leading plastic container manufacturer in the United States, with operations also located in Latin America, Australia, Europe, and Asia. The Company is the market leader in most plastic segments in which it competes. Plastic container sales represented 18%, 15%, and 17% of the Company's consolidated net sales for the years ended December 31, 1998, 1997, and 1996, respectively. The Company's Plastics Packaging segment is comprised of three business units.

Plastic Containers. This unit, with 50 factories, manufactures rigid, semi-rigid, flexible and multi-layer plastic containers for a wide variety of uses, including household products, personal care products, health care products, chemicals and automotive products and food. This unit includes the CPT operations, which produces multi-layer PET containers for a number of applications that require special processing to ensure heat resistance for food and beverage containers that are filled at high temperatures, and to enhance barrier protection in order to increase shelf life.


Closure and Specialty Products. This unit, with 20 manufacturing facilities, develops and produces closures and closure systems which incorporate functional features such as tamper evidence, child resistance and dispensing. In addition, this unit's diverse product line includes trigger sprayers, finger pumps, and lotion pumps, as well as metal closures and finger pumps for the fragrance and cosmetic industry. In the United States, the Company has a sole license for Alcoa's technology for compression molded, tamper evident, thermoplastic closures. This unit also manufactures custom injection molded products, such as deodorant canisters and toothpaste dispensers.

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

The plastic segment of the rigid packaging market is competitive and fragmented due to generally available technology, low costs of entry and customer emphasis on low package cost. A large number of competitors exists on both a national and regional basis. The Company competes by emphasizing total package supply (i.e. bottle, closure system, and label), diversified market positions, proprietary technology and products, new package development, and packaging innovation. The market for closures is divided into various categories in which several suppliers compete for business on the basis of price and product design.

The Company's strategy has been to compete in the segments of the plastic packaging market where customers seek to use distinctive packaging to differentiate their products among a growing array of choices offered to consumers. The Company believes it is a leader in technology and development of custom products and has a leading market position for such products. The Company believes its plastic container and closure businesses have a competitive advantage as a result of one of the shortest new product development cycles in the industry, enabling the Company to provide superior service in the service-sensitive custom plastic container market. The

Company's product innovations in plastic containers and closures include in-mold labeling for custom molded bottles, multilayer structured bottles containing post consumer recycled resin, Flex-Band and PlasTop tamper-evident closures, Clic Loc child-resistant closures, and 1-Clic vial system which can be used in either child-resistant or non-child-resistant modes. Recycling content legislation, which has been enacted in several states, requires that a certain specified minimum percentage of recycled plastic be included in new plastic products. The Company has met such legislated standards in part due to its material and multilayer process technology.

The Company's Plastics Packaging segment currently has technical assistance agreements or cross-licenses with 26 companies in 16 countries. These agreements, which cover areas ranging from manufacturing and engineering assistance to support in functions such as marketing, sales, and administration, allow the Company to participate in the worldwide growth of the plastic packaging industry.

OTHER PRODUCTS

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

Seasonality

Sales of particular products of the Glass Containers and Plastics Group business segments such as beer and certain food containers are seasonal. Shipments in the United States and Europe are typically greater in the second and third quarters of the year, while shipments in Latin America and the Asia Pacific region are typically greater in the first and fourth quarters of the year.

Working Capital

In general, the working capital practices followed by the Company are typical of the businesses in which it operates. During the first and second quarters of the year the accumulation of inventories of certain products in advance of expected shipments reflects the seasonal nature of those businesses and may require periodic borrowings.

Customers

Major customers exist for each of the Company's industry segments, and in each industry segment the loss of a few of these customers might have a material adverse effect on the segment. Major customers of the Company include such companies as Anheuser-Busch Companies, Inc., Philip Morris Companies Inc., The Quaker Oats Company, The Procter & Gamble Company, Unilever, N.V. and other leading companies which manufacture and market a variety of consumer products.

Research and Development

Research and development constitutes an important part of the Company's activities. Research and development expenditures were $36.4 million, $28.9 million, and $31.1 million, for 1998, 1997, and 1996, respectively. Operating engineering expenditures were $34.8 million, $29.9 million, and $25.6 million for 1998, 1997, and 1996, respectively. In addition to new product development, substantial portions of the technical effort are devoted to increased process control, automatic inspection, and automation. No material amount of money was spent on customer-sponsored research activities during 1998, 1997, or 1996.

Environment

The Company's operations, in common with those of the industry generally, are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Capital expenditures for property, plant, and equipment for environmental control activities were not material during 1998.

A number of states have enacted, or are considering, legislation to promote curbside recycling and recycled content legislation as alternatives to mandatory deposit laws. Although such legislation is not uniformly developed, the Company believes that states will continue to enact and develop curbside recycling and recycling content legislation.

Sales of non-refillable glass beverage bottles and other convenience packages are affected by mandatory deposit laws and other types of restrictive legislation. As of January 1, 1999, there are nine states with mandatory deposit laws in effect.

Plastic containers have also been the subject of legislation in various states. The Company utilizes recycled plastic resin in its manufacturing processes. During 1998 and 1997, many plastic containers for products other than food, drugs, and cosmetics contained 25% post consumer resin. The Company believes it is a industry leader in such technology.

Although the Company is unable to predict what legislation or regulations may be adopted in the future with respect to environmental protection and waste disposal, compliance with existing legislation and regulations has not had, and is not expected to have, a material adverse effect on its capital expenditures, results of operations, or competitive position.

Number of Employees

The Company's operations employed approximately 38,800 persons at December 31, 1998. A majority of these employees are hourly workers covered by collective bargaining agreements, the principal one of which was renewed early in 1999 for three years. The Company considers its employee relations to be good.
The Company has not had any material labor disputes in the last five years, and does not anticipate any material work stoppages in the near term.

Financial Information about Foreign and Domestic Operations and Export Sales

Information as to net sales, EBIT, and assets of the Company's product and geographic segments is included on pages 72 - 75. Export sales, in the aggregate or by geographic area, were not material for the years 1998, 1997, or 1996.

ITEM 2.  PROPERTIES

The principal manufacturing facilities and other material important physical properties of the continuing operations of the Company at December 31, 1998 are listed below and grouped by product segment. All properties shown are owned in fee except where otherwise noted.

Glass Containers
  Domestic Operations
    Glass Container Plants
      Atlanta, GA                         Muskogee, OK (1)
      Auburn, NY                          Oakland, CA
      Brockway, PA                        Portland, OR
      Charlotte, MI                       Streator, IL
      Clarion, PA (1)                     Toano, VA
      Crenshaw, PA                        Tracy, CA
      Danville, VA                        Volney, NY
      Hayward, CA                         Waco, TX
      Lakeland, FL                        Winston-Salem, NC
      Lapel, IN                           Zanesville, OH
      Los Angeles, CA

    Machine Shops
      Brockway, PA                        Godfrey, IL

    Sand Plant
      Ione, CA (2)

  Asia Pacific Operations
    Australia
      Glass Container Plants
        Adelaide                          Perth
        Brisbane                          Sydney
        Melbourne

      Mold Shop
        Melbourne

      Raw Materials Plants
        Beachworth                        Port Stephens
        Caroline                          North Stradbroke Island
        Dandenong                         Tantanoola
        Glenshera                         Upper Wakefield
        Lang Lang                         Williamstown
        Port Parham

    China
      Glass Container Plants
        Guangzhou                         Wuhan
        Shanghai

      Mold Shop
        Tianjin

    India
      Glass Container Plants
        Pondicherry                       Rishikesh
        Pune

    Indonesia
      Glass Container Plant
        Jakarta

    New Zealand
      Glass Container Plant
        Auckland

  European Operations
    Czech Republic
      Glass Container Plants
        Sokolov                           Teplice

    Estonia
      Glass Container Plant
        Jarvakandi

    Finland
      Glass Container Plant
        Karhula

    Hungary
      Glass Container Plant
        Oroshaza

    Italy
      Glass Container Plants
        Allessandria                      Pordenone
        Asti                              Rome
        Bari (2 plants)                   Terni
        Bologna                           Trento
        Cagliari                          Treviso
        Milan                             Verese
        Napoli

      Mold Shop
        Napoli

    Poland
      Glass Container Plants
        Jaroslaw                          Poznan

    Spain
      Glass Container Plants
        Barcelona (2 plants)

    United Kingdom
      Glass Container Plants
        Alloa                             St. Albans
        Harlow

      Sand Plant
        Devilla

  Latin American Operations
    Bolivia
      Glass Container Plant
        La Paz

    Brazil
      Glass Container Plants
        Rio de Janeiro                    Sao Paulo

      Machine Shop
        Manaus

    Colombia
      Glass Container Plants
        Envigado                          Zipaquira

    Ecuador
      Glass Container Plant
        Guayaquil

    Peru
      Glass Container Plant
        Callao

    Puerto Rico
      Glass Container Plant
        Vega Alta

    Venezuela
      Glass Container Plants
        Caracas                           Valencia
        Guarenas                          Valera
        La Victoria

Plastics Packaging
  Domestic Operations
    Plastic Containers Plants
      Atlanta, GA                         Kansas City, MO (2)
      Baltimore, MD                       La Mirada, CA (2)
      Belvidere, NJ                       Nashua, NH
      Chicago, IL                         Newburyport, MA
      Cincinnati, OH (1)                  Rocky Mount, NC
      Edison, NJ                          Rossville, GA (2)
      Findlay, OH                         St. Louis, MO (2)
      Florence, KY (1)                    Sullivan, IN
      Greenville, SC                      Vandalia, IL (1)
      Harrisonburg, VA                    Washington, NJ (2)

    Mold Shop
      Kansas City (2)

    Continental PET Technologies Plants
      Bedford, NH                         Kissimmee, FL
      Cartersville, GA                    Modesto, CA
      Florence, KY                        Rockwall, TX
      Fremont, OH                         Tolleson, AZ
      Hazleton, PA

    Closure and Specialty Products Plants
      Bridgeport, CT                      Erie, PA
      Brookville, PA                      Franklin, IN
      Chattanooga, TN                     Hamlet, NC
      Constantine, MI (1)                 Maumee, OH (2)
      El Paso, TX (2)                     Waterbury, CT

    Prescription Products Plant
      Berlin, OH (1)

  Asia Pacific Operations
    Continental PET
      Australia
        Adelaide                          Perth
        Brisbane                          Sydney (3 plants)
        Melbourne (2 plants)              Wadonga

      China
        Quindao

      New Zealand
        Auckland                          Christchurch

    Closure Plants
      Australia
        Brisbane (2 plants)               Perth
        Drouin                            Sydney
        Melbourne (3 plants)

      New Zealand
        Auckland

      Thailand
        Bangkok


  European Operations
    Plastic Container Plants
      Finland
        Ryttyla

    Continental PET
      Hungary
        Gyor

      Netherlands
        Etten-Leur

      United Kingdom
        Chalgrove

  Latin American Operations
    Plastic Container Plants
      Mexico
        Mexico City

      Puerto Rico
        Las Piedras

    Continental PET
      Brazil
        Sorocaba

      Mexico
        Pachuca

Other
  Label and Carrier Products Plant
    Bardstown, KY

Corporate Facilities
  World Headquarters Building
  Toledo, OH (2)

  Levis Development Park
  Perrysburg, OH
--------------------------------

(1) This facility is financed in whole or in part under tax-exempt financing agreements.
(2)  This facility is leased in whole or in part.


The Company believes that its facilities are well maintained and currently adequate for its planned production requirements over the next three to five years.


ITEM 3.     LEGAL PROCEEDINGS

See the second through last paragraphs of the section entitled "Contingencies" on pages 69 - 72.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 1998.

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

Name and Age                                      Position
------------                                      --------
Joseph H. Lemieux (68) . . . . .    Chairman since 1991; Chief Executive
                                    Officer since 1990; President and Chief
                                    Operating Officer, 1986-1990; Director
                                    since 1984.  Member of Class III of the
                                    Board of Directors of the Company, with a term expiring in 2000.

R. Scott Trumbull (50) . . . . .    Executive Vice President, International
                                    Operations since 1993; Executive Vice
                                    President, Corporate Development since
                                    1998; Vice President and Director of
                                    Corporate Planning, 1992-1993; Vice
                                    President and General Manager of Plastics and Closure Operations, 1986-1992.

Terry L. Wilkison (57) . . . . .    Executive Vice President, Latin American
                                    Operations since 1998; Executive Vice
                                    President, 1993-1997; Executive Vice
                                    President, Domestic Packaging Operations,
                                    1993-1996; Vice President and General
                                    Manager of Plastics, Closures, and
                                    Prescription Products, 1992-1993; Vice
                                    President and General Manager of
                                    Specialty Glass Operations, 1987-1992.

Thomas L. Young (55) . . . . . .    Executive Vice President, Administration
                                    and General Counsel since 1993;
                                    Secretary, 1990-1998; Vice President,
                                    General Counsel, General Manager -
                                    Operations Administration, 1992-1993;
                                    Vice President and General Counsel, 1990-
                                    1992; Member of Class I of the Board of
                                    Directors of the Company, with a term
                                    expiring in 2001.

David G. Van Hooser (52) . . . .    Senior Vice President and Chief Financial
                                    Officer since 1998; Senior Vice President and Director of Corporate Strategy, 1996-
                                    1998; Vice President and General Manager of Plastic Components Operations, 1994-
                                    1996; Vice President, Treasurer and
                                    Controller, 1990-1994; Vice President and
                                    Treasurer, 1988-1990.

Name and Age                                      Position
------------                                      --------
John Bachey (50) . . . . . . . .    Vice President since 1997; General
                                    Manager, Europe and Latin America,
                                    Continental PET Technologies since 1998;
                                    Managing Director of United Glass, 1997;
                                    Vice President of Glass Container Sales
                                    and Marketing, 1996-1997; Vice President and General Manager, West Coast, 1993-
                                    1996.

James W. Baehren (48). . . . . .    Corporate Secretary since 1998; Associate
                                    General Counsel since 1996; Assistant
                                    General Counsel, 1992-1996.

Russell C. Berkoben (57) . . . .    Vice President since 1992; Vice President
                                    and General Manager of Plastics Group
                                    since 1997; Vice President and General
                                    Manager of Plastic Containers Operations,
                                    1991-1996; Vice President and Plastic
                                    Containers Business Unit Manager, 1985-
                                    1991.

Joseph V. Conda (57) . . . . . .    Vice President since 1998; Vice President
                                    of Glass Container Sales and Marketing
                                    since 1997; Vice President and General
                                    Manager of Prescription Products, 1996-
                                    1997.

Thomas E. Coyle (48) . . . . . .    Vice President since 1999; Vice President
                                    and General Manager of Prescription
                                    Products since 1997; Vice President of
                                    Plastic Containers Operations, 1991-1997.

Jeffrey A. Denker (51) . . . . .    Treasurer since 1998; Assistant
                                    Treasurer, 1988-1998; Director of
                                    International Finance, 1987-1998.

Larry A. Griffith (53) . . . . .    Vice President since 1990; Vice President
                                    and General Manager of Closure and
                                    Specialty Products since 1998; Vice
                                    President of International Operations,
                                    1997-1998; Vice President and Chief
                                    Information Officer since 1996; General
                                    Manager of Plastic Components Operations,
                                    1996-1997; General Manager of Kimble,
                                    1992-1995; Vice President of Corporate
                                    Staff and Director of Corporate Planning,
                                    1988-1990.

Name and Age                                      Position
------------                                      --------
W. Bruce Larsen (45) . . . . . .    Vice President since 1997; Vice President
                                    and Director of Operations, Plastic
                                    Containers since 1998; Vice President and
                                    Director of Manufacturing, Plastic
                                    Containers, 1993-1998.

Gerald J. Lemieux (41) . . . . .    Vice President since 1997; Vice President
                                    and General Manager of Domestic Glass
                                    Container since 1997; Vice President,
                                    Domestic Glass Container Finance and
                                    Administration, 1992-1997.

    Mr. Gerald J. Lemieux is the son of Mr. Joseph H. Lemieux.

Michael D. McDaniel (50) . . . .    Vice President since 1992; Vice President
                                    and General Manager of Continental PET
                                    Technologies since 1998; Vice President
                                    and General Manager of Closure and
                                    Specialty Products, 1991-1998; Vice
                                    President and Director of Manufacturing
                                    and Engineering of Closure Operations,
                                    1990-1991; Vice President and
                                    Manufacturing Manager of Closure
                                    Operations, 1985-1990.

Philip McWeeny (59). . . . . . .    Vice President and General Counsel -
                                    Corporate since 1988.

Peter J. Robinson (55) . . . . .    Vice President since 1999; General
                                    Manager of Asia Pacific Operations since
                                    1998; Chief Executive of ACI Packaging
                                    Group, 1988-1998.

Robert A. Smith (57) . . . . . .    Vice President since 1993; Vice President
                                    and Technical Director since 1998; Vice
                                    President of International Operations
                                    1997-1998; Vice President of Glass
                                    Container Manufacturing, 1993-1997; Vice
                                    President and General Manager, West
                                    Coast, 1990-1993; Vice President and Area
                                    Manufacturing Manager, 1986-1990.

Franco Todisco (55). . . . . . .    Vice President since 1999; President of
                                    Avir S.p.A. since 1994; Vice President of
                                    Avir S.p.A., 1977-1994.

Edward C. White (51) . . . . . .    Controller since 1999.  Vice President
                                    and Director of Finance, Planning, and
                                    Administration - International
                                    Operations, 1997-1999.

                                   PART II

ITEM 5.     MARKET FOR OWENS-ILLINOIS, INC.'S COMMON STOCK
            AND RELATED SHARE OWNER MATTERS

The price range for the Company's Common Stock on the New York Stock Exchange, as reported by National Association of Securities Dealers, was as follows:



                                          1998                    1997
                                   --------------------    ------------------
                                    High         Low        High        Low
                                   -------     --------    ------      ------
First Quarter                      46-3/16     33-3/4      27-1/8      21-1/2
Second Quarter                     47-9/16     38-15/16    34          23-3/8
Third Quarter                      49          23-3/4      37-1/8      29-5/8
Fourth Quarter                     35-3/4      24          38-3/8      29-3/4


On December 31, 1998, there were 1,115 common share owners of record. No dividends have been declared or paid since the Company's initial public offering in December 1991. For restrictions on payment of dividends on Common Stock, see the third paragraph of the section entitled "Long-Term Debt" on page 56.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data presented below relates to each of the five years in the period ended December 31, 1998. Such data was derived from the Consolidated Financial Statements, of which the most recent three years are included elsewhere in this document and were audited by Ernst & Young LLP, independent auditors, whose report with respect to the financial statements appears elsewhere in this document. See Consolidated Financial Statements -- Statement of Significant Accounting Policies and Financial Review.
                                       Years Ended December 31,
                        ----------------------------------------------------
                        1998 (a)   1997 (b)     1996       1995       1994
                        --------   --------   --------   --------   --------
Consolidated operating             (Dollar amounts in millions)
  results:         .
Net sales. . . . . .    $5,306.3   $4,658.5   $3,845.7   $3,763.2   $3,567.3
Other (c). . . . . .       193.0      169.9      130.5      117.8       85.6
                        --------   --------   --------   --------   --------
                         5,499.3    4,828.4    3,976.2    3,881.0    3,652.9

Costs and expenses:
Manufacturing, shipping
  and delivery . . .     4,075.6    3,666.4    3,025.6    2,948.5    2,824.3
Research, engineering,
  selling, administra-
  tive and other (d)       834.7      407.0      323.9      322.9      379.1
Earnings before         --------   --------   --------   --------   --------
  interest expense
  and items below. .       589.0      755.0      626.7      609.6      449.5
Interest expense . .       380.0      302.7      302.6      299.6      278.2
                        --------   --------   --------   --------   --------
Earnings before items
  below. . . . . . .       209.0      452.3      324.1      310.0      171.3
Provision for income
  taxes (e). . . . .        66.7      148.5      104.9      100.8       68.9
Minority share owners'
  interests in
  earnings of
  subsidiaries . . .        20.2       31.4       28.1       40.1       24.1
Earnings before         --------   --------   --------   --------   --------
  extraordinary
  items  . . . . .         122.1      272.4      191.1      169.1       78.3

Extraordinary charges
  from early
  extinguishment of
  debt, net of
  applicable income
  taxes  . . . . . .       (14.1)    (104.5)
                        --------   --------   --------   --------   --------
Net earnings . . . .    $  108.0   $  167.9   $  191.1   $  169.1   $   78.3
                        ========   ========   ========   ========   ========

                                       Years ended December 31,
                        ----------------------------------------------------
                        1998 (a)   1997 (b)     1996       1995       1994
                        --------   --------   --------   --------   --------
                         (Dollar amounts in millions, except per share data)

Basic earnings (loss)
  per share of
  common stock:
  Earnings before
    extraordinary
    items. . . . . .    $   0.71   $   2.03   $   1.58   $   1.40   $   0.64
  Extraordinary charges    (0.09)     (0.78)
                        --------   --------   --------   --------   --------
  Net earnings . . .    $   0.62   $   1.25   $   1.58   $   1.40   $   0.64
                        ========   ========   ========   ========   ========
Weighted average
  shares outstanding
  (in thousands) . .     149,970    133,597    120,276    119,343    119,005
                         =======    =======    =======    =======    =======
Diluted earnings (loss)
  per share of
  common stock:
  Earnings before
    extraordinary
    items. . . . . .    $   0.71   $   2.01   $   1.55   $   1.37   $   0.64
  Extraordinary charges    (0.09)     (0.77)
                        --------   --------   --------   --------   --------
  Net earnings . . .    $   0.62   $   1.24   $   1.55   $   1.37   $   0.64
                        ========   ========   ========   ========   ========
Weighted diluted average
  shares (in thousands)  150,944    135,676    123,567    123,161    122,863
                         =======    =======    =======    =======    =======

The Company's Exchangeable preferred stock and Convertible preferred stock were not included in the computation of 1998 diluted earnings per share since the result would have been antidilutive. Options to purchase 1,160,667, 11,429, 146,975, 781,290, and 1,022,548 weighted average shares of common stock which were outstanding during 1998, 1997, 1996, 1995, and 1994, respectively, were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

                                       Years ended December 31,
                        ----------------------------------------------------
                        1998 (a)   1997 (b)     1996       1995       1994
                        --------   --------   --------   --------   --------
                                    (Dollar amounts in millions)
Other data:
The following are included in
  net earnings:
  Depreciation . . .    $  358.5   $  283.5   $  219.8   $  188.3   $  183.3
  Amortization of
    excess cost and
    intangibles. . .        98.0       55.9       46.8       44.8       45.2
  Amortization of
    deferred finance
    fees (included
    in interest
    expense) . . . .         7.4        4.1        5.0        5.0        5.1
                        --------   --------   --------   --------   --------
                        $  463.9   $  343.5   $  271.6   $  238.1   $  233.6
                        ========   ========   ========   ========   ========
Balance sheet data (at end of period):
  Working capital. .    $    850   $    604   $    380   $    328   $    171
  Total assets . . .      11,061      6,845      6,105      5,439      5,318
  Total debt . . . .       5,917      3,324      3,395      2,833      2,690
  Share owners' equity     2,472      1,342        730        532        376

(a) Results of operations and other data since April 1998 include the acquisition of the worldwide glass and plastics packaging businesses of BTR plc, and the related financings. For further information, see Acquisition of Worldwide Packaging Businesses of BTR plc, and Pro Forma Information - Acquisition of BTR Packaging on pages 50 - 52.

(b) Results of operations since January 1997 include the acquisition of AVIR S.p.A. Also during 1997, the Company implemented a refinancing plan.

(c) Other revenues in 1998 includes: (1) a gain of $18.5 million ($11.4 million aftertax) related to the termination of a license agreement, net of charges for related equipment write-offs and capacity adjustments, under which the Company had produced plastic multipack carriers for beverage cans; and (2) a loss of $5.7 million ($3.5 million aftertax) on the sale of a discontinued operation by an equity investee. Other revenues in 1997 includes a gain of $16.3 million ($16.3 million aftertax) from the sale of the remaining 49% interest in Kimble Glass.

(d) In 1998, the Company recorded: (1) charges of $250.0 million ($154.4 million aftertax) related to adjustment of the reserve for estimated future asbestos-related costs; (2) charges of $72.6 million ($47.4 million after tax and minority share owners' interests) related principally to a plant closing in the United Kingdom and restructuring costs at certain international affiliates; (3) a net charge of $0.9 million ($0.6 million aftertax) for the settlement of certain environmental litigation and the reduction of previously established reserves for guarantees of certain obligations of a previously divested business.

     In 1998, the Company also recorded charges of $42.0 million ($31.5 million after tax and minority share owners' interests) principally for write-offs of certain assets associated with business conditions in emerging markets.

     In 1997, the Company recorded charges of $14.1 million ($8.7 million aftertax) principally for guarantees of certain lease obligations of a previously divested business. In 1995, the Company recorded a charge of $40.0 million ($24.7 million aftertax) to write down the asbestos insurance asset and a net credit of $40.0 million ($24.7 million aftertax) primarily from the reduction of previously established restructuring reserves. In 1994, the Company recorded a charge of $100.0 million ($61.7 million aftertax) to write down the asbestos insurance asset.

(e) In 1998, the Company recorded a credit of $15.1 million to adjust net deferred income tax liabilities as a result of a reduction in Italy's statutory income tax rate.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of 1998 with 1997

For the year ended December 31, 1998, the Company recorded earnings before extraordinary items of $122.1 million compared to $272.4 million for 1997. Excluding the effects of unusual items for both 1998 and 1997 discussed below, the Company's 1998 earnings before extraordinary items of $301.5 million increased $36.7 million, or 13.9%, over 1997 earnings before extraordinary items of $264.8 million.

The following table details unusual items, and related effects on consolidated earnings before interest income, interest expense, provision for income taxes, minority share owners' interests in earnings of subsidiaries, and extraordinary charges ("EBIT"), and effects on earnings before extraordinary items, recorded in 1998 and 1997:

--------------------------------------------------    -----------------------
                                     1998                       1997
--------------------------------------------------    -----------------------
                                       Earnings                   Earnings
                                        before                     before
                                     extraordinary              extraordinary
                             EBIT        items        EBIT          items
--------------------------------------------------    -----------------------
As reported                $559.8           $122.1    $731.4           $272.4

Unusual items - charges
  (credits):
  Adjustment of reserve
    for estimated future
    asbestos-related costs  250.0            154.4
  Plant closing and
    restructuring costs
    at certain interna-
    tional affiliates        72.6             47.4
  Loss on sale of discon-
    tinued operation by
    equity investee           5.7              3.5
  Net charge for settle-
    ment of environmental
    litigation and reduction
    of previously
    established reserves      0.9              0.6
  Net gain on sale of
    license agreement       (18.5)           (11.4)
  Adjustment of net
    deferred income tax
    liabilities as a result
    of a reduction in
    Italy's statutory
    income tax rate                          (15.1)
  Charges principally for
    guarantees of certain
    lease obligations of a
    previously divested
    business                                            14.1              8.7
  Gain on sale of Kimble
    Glass                                              (16.3)           (16.3)
--------------------------------------------------    -----------------------
Before unusual items       $870.5           $301.5    $729.2           $264.8
==================================================    =======================

The year ended 1998 includes amounts relating to the April 30, 1998, acquisition of the worldwide glass and plastics packaging businesses of BTR plc (see Acquisition of Worldwide Packaging Businesses of BTR plc note to the financial statements). The year ended 1998 also includes charges which reduced earnings before extraordinary items by $31.5 million. Such charges relate principally to write-offs of certain assets associated with business conditions in emerging markets.

Consolidated EBIT for 1998, excluding the effects of unusual items, was $870.5 million, an increase of $141.3 million, or 19.4%, compared to the same period in 1997. The increase is attributable to higher EBIT for both the Glass Containers segment and the Plastics Packaging segment. Interest expense, net of interest income, increased $71.7 million from the 1997 period due princi-pally to the financings related to the acquisition of the BTR glass and plastics packaging businesses. The increase in interest expense resulting from the acquisition was partially offset by lower borrowing costs resulting from the 1997 refinancing of higher cost debt, which began in May 1997. The decrease in minority share owners' interests in earnings of subsidiaries resulted from lower net earnings of certain foreign affiliates, principally the affiliate located in Colombia. The Company's effective tax rate for 1998, excluding the effects of the adjustment to Italy's net deferred tax liabili-ties and other unusual items previously discussed, was 37.3%. This compares with 34.1% for the full year 1997, excluding the effect of the gain on the 1997 sale of the remaining 49% interest in Kimble Glass. Increased goodwill amortization resulting from the acquisition of the former BTR packaging businesses and operating losses incurred at certain international affiliates for which no related tax benefit was recorded were the primary reasons for the increase. Net earnings of $108.0 million and $167.9 million for 1998 and 1997, respectively, reflect $14.1 million and $104.5 million, respectively, of extraordinary charges from the early extinguishment of debt. The additional earnings of the businesses acquired from BTR and the effect of the related financings resulted in a dilution of $0.05 in earnings per share in 1998.

Capsule segment results (in millions of dollars) for 1998 and 1997 are as follows (a):
----------------------------------------------------------------------------
Net sales to unaffiliated customers                       1998          1997
----------------------------------------------------------------------------
Glass Containers                                      $3,809.9      $3,528.4
Plastics Packaging                                     1,414.5       1,029.8
Other                                                     81.9         100.3
----------------------------------------------------------------------------
Segment and consolidated net sales                    $5,306.3      $4,658.5
============================================================================

----------------------------------------------------------------------------
EBIT                                                  1998 (b)          1997
----------------------------------------------------------------------------
Glass Containers                                      $  547.7      $  543.2
Plastics Packaging                                       232.0         173.8
Other                                                     29.1          15.1
----------------------------------------------------------------------------
Segment EBIT                                             808.8         732.1
  Eliminations and other retained costs (c)             (249.0)         (0.7)
----------------------------------------------------------------------------
Consolidated EBIT                                     $  559.8      $  731.4
============================================================================

(a)  See Segment Information included on pages 72 - 75.

(b) 1998 segment EBIT includes the following unusual items: (1) charges of $72.6 million related principally to a plant closing in the United Kingdom and restructuring costs at certain international affiliates; (2) a loss of $5.7 million on the sale of a discontinued operation by an equity investee; and (3) a gain of $18.5 million related to the termination of a license agreement, net of charges for related equipment write-offs and capacity adjustments, under which the Company had produced plastic multipack carriers for beverage cans. These items increased (decreased) segment EBIT as follows: Glass Containers, $(78.3) million; Other, $18.5 million.

(c) 1998 eliminations and other retained costs includes the following unusual items: (1) charges of $250.0 million related to adjustment of the reserve for estimated future asbestos-related costs; and (2) net charges of $0.9 million for the settlement of certain environmental litigation and the reduction of previously established reserves for guarantees of certain obligations of a previously divested business. 1997 eliminations and other retained costs includes the following unusual items: (1) a gain of $16.3 million on the sale of the remaining 49% interest in Kimble Glass; and (2) charges of $14.1 million principally for guarantees of certain lease obligations of a previously divested business.


Consolidated net sales for 1998 increased $647.8 million, or 13.9%, over the prior year. Net sales of the Glass Containers segment increased $281.5 million, or 8.0%, from 1997. The combined U.S. dollar sales of the segment's foreign affiliates increased over the prior year, reflecting the Asia Pacific glass container businesses recently acquired from BTR (which contributed approximately $362 million to 1998 U.S. dollar sales), the February 1997 acquisition of AVIR S.p.A., the largest manufacturer of glass containers in Italy, and increased unit shipments in Poland and Venezuela, all of which were partially offset by soft market conditions in Brazil, Colombia, and the United Kingdom. The effect of foreign currency movements reduced 1998 U.S. dollar sales of the segment's foreign affiliates by approximately $100 million in comparison to 1997. Domestically, glass container unit volume nearly equaled prior year, reflecting increased shipments of containers for the beer, tea and juice, and liquor and wine industries, offset by lower shipments of certain food containers. Net sales of the Plastics Packaging segment increased $384.7 million, or 37.4%, over 1997, reflecting the plastics businesses recently acquired from BTR (which contributed approximately $372 million to 1998 U.S. dollar sales), and increased unit shipments of closures along with plastic containers for health care and household end uses, partially offset by the effects of lower resin costs on pass-through arrangements with customers. The Other segment net sales comparison to prior year was adversely affected by the first quarter 1998 termination of a license agreement under which the Company had produced plastic multipack carriers for beverage cans.

Segment EBIT for 1998, excluding unusual items, increased $136.5 million, or 18.6%, to $868.6 million from 1997 segment EBIT of $732.1 million. Segment EBIT, exclusive of the 1998 unusual items, was 16.4% and 15.7% of net sales for 1998 and 1997, respectively. Consolidated operating expense (consisting of selling and administrative, engineering, and research and development expenses) as a percentage of net sales was 6.5% in 1998 compared to 6.3% in 1997. EBIT of the Glass Containers segment, excluding the 1998 unusual items, increased $82.8 million to $626.0 million, compared to $543.2 million in 1997. The Asia Pacific glass container businesses recently acquired from BTR contributed approximately $91 million to 1998 U.S. dollar EBIT. Improved results at the segment's affiliate in Italy was more than offset by soft market conditions in the United Kingdom, Hungary, and most of the affiliates located in Latin America. The effect of foreign currency movements reduced 1998 U.S. dollar EBIT, before unusual items, of the segment's foreign affiliates by approximately $15 million in comparison to 1997. Domestically, EBIT increased from 1997 as a result of an improved cost structure. The EBIT of the Plastics Packaging segment increased $58.2 million, or 33.5%, compared to 1997. The plastics businesses recently acquired from BTR contributed approximately $55 million to 1998 EBIT. The Other segment EBIT, excluding the 1998 unusual items, was lower due to lower shipments of labels and carriers, including plastic multipack carriers for beverage cans.

Eliminations and other retained costs, excluding both 1998 and 1997 unusual items, were $1.9 million of income for 1998 compared to $2.9 million of expense for 1997, reflecting higher net financial services income, offset by the nonrecurrence of a reported gain on an asset sale in 1997.

In 1998, the Company recorded pretax charges of $72.6 million ($47.4 million after tax and minority share owners' interests). Included in these charges are employee severance costs at certain international affiliates and write-downs of assets which will no longer be used, including the closure of a plant in the United Kingdom. The Company expects the actions associated with these charges to be substantially completed in the first half of 1999. Future cash expenditures associated with these charges, principally for severance, are expected to approximate $50 million, the most of which should occur by the second quarter of 1999.

The 1998 results also include fourth quarter non-cash charges of $42.0 million ($31.5 million after tax and minority share owners' interests) principally for write-offs of certain assets associated with business conditions in emerging markets.

Because of historically high rates of inflation in Poland and Mexico, the Company has used the U.S. dollar as the functional currency for translation of its affiliates located in those countries. As a result of recent reductions in the reported Polish and Mexican inflation rates, the applicable financial accounting standards require the Company to use the Polish and Mexican currencies as the functional currency beginning in 1999. The Company believes this change will not have a material effect on its consolidated financial statements.

Comparison of 1997 with 1996

For the year ended December 31, 1997, the Company recorded earnings before extraordinary items of $272.4 million compared to net earnings of $191.1 million for 1996. Excluding the effects of the 1997 unusual items discussed below, the Company's 1997 earnings before extraordinary items of $264.8 million increased $73.7 million over 1996 net earnings of $191.1 million. The year ended 1997 includes amounts relating to: (1) the acquisition of AVIR S.p.A. ("AVIR"), the largest manufacturer of glass containers in Italy and (2) certain assets of Anchor Glass Container Corporation acquired on February 5, 1997 ("Anchor Assets"). Consolidated EBIT, excluding the 1997 unusual items, was $729.2 million in 1997, an increase of $124.8 million, or 20.6%, compared to 1996. The increase reflects higher EBIT for both the Glass Containers segment and the Plastics Packaging segment. The Company's effective tax rate, excluding the effect of the gain on the sale of the interest in Kimble Glass discussed below, increased to 34.1% for 1997 compared with 32.4% for 1996.
The higher statutory tax rate in Italy was the primary reason for the increase. Net earnings of $167.9 million for 1997 reflect $104.5 million of extraordinary charges from the early extinguishment of debt.

Capsule segment results (in millions of dollars) for 1997 and 1996 were as follows (a):
----------------------------------------------------------------------------
Net sales to unaffiliated customers                       1997          1996
----------------------------------------------------------------------------
Glass Containers                                      $3,528.4      $2,783.3
Plastics Packaging                                     1,029.8         973.5
Other                                                    100.3          88.9
----------------------------------------------------------------------------
Segment and consolidated net sales                    $4,658.5      $3,845.7
============================================================================

----------------------------------------------------------------------------
EBIT                                                      1997          1996
----------------------------------------------------------------------------
Glass Containers                                      $  543.2      $  437.0
Plastics Packaging                                       173.8         161.8
Other                                                     15.1          10.5
----------------------------------------------------------------------------
Segment EBIT                                             732.1         609.3
  Eliminations and other retained costs (b)               (0.7)         (4.9)
----------------------------------------------------------------------------
Consolidated EBIT                                     $  731.4      $  604.4
============================================================================

(a)  See Segment Information included on pages 72 - 75.

(b) 1997 eliminations and other retained costs includes the following unusual items: (1) a gain of $16.3 million on the sale of the remaining 49% interest in Kimble Glass; and (2) charges of $14.1 million principally for guarantees of certain lease obligations of a previously divested business.

Consolidated net sales for 1997 increased $812.8 million, or 21.1%, over the prior year. Net sales of the Glass Containers segment increased $745.1 million, or 26.8%, over 1996. The combined U.S. dollar sales of the segment's foreign affiliates increased over the prior year, reflecting the recent acquisition of AVIR (which contributed approximately $524 million to 1997 U.S. dollar sales), improved pricing in Venezuela and increased unit shipments at several other affiliates, particularly in Colombia and the United Kingdom. Domestically, glass container unit shipments increased over prior year, reflecting additional business gained through the acquisition of the Anchor Assets and increased shipments in most end uses. Net sales of the Plastics Packaging segment increased $56.3 million, or 5.8%, over 1996. Increased shipments of plastic containers for personal care items such as hair care, skin care, and body wash products, along with increased demand for prescription containers, contributed to the increase.

Segment EBIT for 1997 increased $122.8 million, or 20.2%, to $732.1 million from 1996 segment EBIT of $609.3 million. Segment EBIT was 15.7% and 15.8% of net sales for 1997 and 1996, respectively. Consolidated operating expense as a percentage of net sales was 6.3% in 1997 compared to 6.4% in 1996. EBIT of the Glass Containers segment increased $106.2 million to $543.2 million, compared to $437.0 million in 1996. The combined U.S. dollar EBIT of the segment's foreign affiliates increased from 1996. AVIR contributed approxi-mately $73 million to 1997 U.S. dollar EBIT. Improved results at the segment's affiliates in Venezuela, Colombia, and the United Kingdom more than offset the effects of reduced export shipments from Hungary and soft market conditions in Brazil. Domestically, EBIT of the Glass Containers segment increased from 1996. EBIT for 1997 benefitted from increased sales volume in most end uses, along with the incremental business gained through the acquisition of the Anchor Assets. The EBIT of the Plastics Packaging segment increased $12.0 million, or 7.4%, compared to 1996. The increase resulted from improved manufacturing performance and increased unit shipments in most businesses, particularly plastic containers for personal care items. The Other segment EBIT increased due to an improved cost structure in the labels and carriers products business unit. Eliminations and other retained costs, excluding the 1997 unusual items discussed below, were $2.9 million for 1997 compared to $4.9 million for 1996, reflecting higher net financial services income.

The 1997 results include the following unusual items: (1) a gain of $16.3 million ($16.3 million aftertax) on the sale of the Company's remaining 49% interest in Kimble Glass; and (2) charges of $14.1 million ($8.7 million aftertax) principally for guarantees of certain lease obligations of a previously divested business.

Capital Resources and Liquidity

The Company's total debt at December 31, 1998 was $5.92 billion, compared to $3.32 billion at December 31, 1997.

At December 31, 1998, the Company had available credit totaling $4.5 billion under its agreement with a group of banks ("Bank Credit Agreement") expiring in December 2001, of which $731.0 million had not been utilized. At December 31, 1997, total commitments under the Company's previous credit facility were $3.0 billion of which $741.0 million had not been utilized. The increased commitment, utilization and corresponding higher debt balances at December 31, 1998 resulted in large part from borrowings for the acquisition of the worldwide glass and plastics packaging businesses of BTR plc. Cash provided by operating activities was $647.3 million in 1998 compared to $445.2 million in 1997.

The Company anticipates that cash flow from its operations and from utiliza-tion of credit available through December 2001 under the Bank Credit Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations. The Company also plans to use the proceeds received from the sale of Rockware Glass to reduce amounts outstand-ing under the Bank Credit Agreement. The Company faces additional demands upon its liquidity for asbestos-related payments. Based on the Company's expectations regarding favorable trends which should lower its aggregate payments for lawsuits and claims and its expectation of the collection of its insurance coverage and reimbursement for such lawsuits and claims, and also based on the Company's expected operating cash flow, the Company believes that the payment of any deferred amounts of previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits and claims associated with asbestos, will not have a material adverse effect upon the Company's liquidity on a short-term or long-term basis.

Excess of Purchase Cost over Net Assets Acquired

The excess of purchase cost over net assets acquired, net of accumulated amortization ("goodwill") was $3.31 billion and $1.29 billion at December 31, 1998 and 1997, respectively. This represents 30% and 19% of total assets, and 134% and 96% of share owners' equity at December 31, 1998 and 1997, respec-tively. Goodwill represents the excess of purchase price and related costs over the fair values assigned to the net tangible and identifiable intangible assets of businesses acquired, and is amortized over 40 years. In assigning a benefit period to goodwill, the Company considers regulatory provisions, the technological environment in which the acquired company operates, including barriers to new competing entities, the maturity of the products manufactured by the businesses acquired, and the effects of obsolescence, demand, competition and other economic factors. The Company has determined that no events or circumstances occurred in 1998 to warrant revised estimates of the goodwill benefit period.

Year 2000

General

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

The Company relies on numerous third-party vendors and suppliers for a wide variety of goods and services, including raw materials, transportation, and utilities such as electricity and natural gas. The Project includes identify-ing and prioritizing critical suppliers and customers and communicating with them about their plans and progress in addressing Year 2000 compliance issues. Information requests have been distributed and replies are being evaluated. The replies received to date indicate that most suppliers, vendors and customers will not provide any assurance that they will be Year 2000 compli-ant. The process of evaluating the Company's critical suppliers is ongoing and scheduled for completion by September 1999. The Company cannot be certain when or if suppliers and customers will be Year 2000 compliant. Although it is not presently expected, the inability of customers and suppliers to complete their Year 2000 compliance efforts in a timely fashion could materially impact the Company.

Costs

The Company is utilizing both internal and external resources to reprogram or replace, test, and implement the software and equipment for Year 2000 modifi-cations. The total cost associated with the Project, including certain previously scheduled replacements of software and equipment which have been accelerated due to Year 2000 issues, is estimated to be approximately $50 million and is being funded through operating cash flows. The majority of these costs are attributable to the purchase of new software and operating equipment, and will therefore, be capitalized. To date, the Company has incurred approximately $24 million related to all phases of the Project.

Risks

The Project undertaken by the Company is expected to significantly reduce the Company's level of uncertainty about Year 2000 compliance issues. As previously noted, the Company has not yet completed all necessary phases of the Project. The failure to correct a Year 2000 compliance issue could result in an interruption in, or a failure of, certain normal business activities or operations. Although it is not presently expected, such failures could materially and adversely affect the Company's results of operations, liquidity, and financial condition. Due to the general uncertainty inherent in Year 2000 compliance issues, resulting in part from the uncertainty of Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time the consequences of Year 2000 failures on the Company's results of operations, liquidity, or financial condition.

Contingency Plans

The Company is developing contingency plans for certain of its applications. Those contingency plans involve, among other actions, manual workarounds, increasing inventories, adjusting staffing strategies, and planned shutdowns of non-critical equipment prior to January 1, 2000. Actions related to the development of contingency plans have not been completed as the necessity of such contingency plans depend upon the progress of Year 2000 compliance efforts.

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

Introduction of Euro Currency

On January 1, 1999, a new currency called the "euro" was introduced in eleven of the fifteen Economic and Monetary Union ("EMU") countries. The participating EMU member countries have established fixed conversion rates between their legacy currencies and the euro. The participating countries no longer control their own monetary policies by directing independent interest rates for the legacy currencies. Instead, monetary policy, including money supply and official interest rates for the euro, are being directed by the new European Central Bank. The legacy currencies in the participating countries will continue to be used as legal tender through January 1, 2002. Thereafter, the legacy currencies will be canceled and euro bills and coins will be used for cash transactions in the participating countries. The Company has affiliates located in the following countries which participated in the euro introduction: Finland, Italy, the Netherlands, and Spain. In addition, the Company transacts business in other countries in which the euro has been introduced. The Company has initiated an assessment of the potential impact that the euro introduction will have on its information systems, financial reporting, banking facilities, purchases and the sale of its products. Based upon the assessment to date, the Company does not believe the conversion to the euro and the cost of implementing required system changes will be material to the Company's consolidated financial statements.

ITEM 7.(a).  QUALITATIVE AND QUANTITATIVE DISCLOSURES
             ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from fluctuations in foreign currency exchange rates and changes in interest rates. The Company is not a party to any material derivative financial instruments.

Foreign Currency Exchange Rate Risk

An increasing portion of the Company's operations consists of manufacturing and sales activities conducted by affiliates in foreign jurisdictions. The primary foreign markets served by the Company's affiliates are in Australia, Latin America (principally Colombia, Brazil and Venezuela), and Europe (principally Italy, the United Kingdom, and Poland). In general, revenues earned and costs incurred by the Company's major foreign affiliates are denominated in their respective local currencies. Consequently, the Company's reported financial results could be affected by factors such as changes in foreign currency exchange rates or highly inflationary economic conditions in the foreign markets in which the Company's affiliates operate. When the U.S. dollar strengthens against foreign currencies, the reported dollar value of local currency EBIT generally decreases; when the U.S. dollar weakens against foreign currencies, the reported U.S. dollar value of local currency EBIT generally increases.

Subject to other business and tax considerations, the Company's strategy is to mitigate the economic effects of currency exchange rate fluctuations on that portion of foreign currency EBIT which is expected to be invested elsewhere or remitted to the parent company. The Company's foreign affiliates generally invest their excess funds in U.S. dollars or dollar-based instruments, where such instruments are available with acceptable interest rates and terms. In those countries where the local currency is the designated functional currency, however, this strategy exposes the Company to reported losses or gains in the event the foreign currency strengthens or weakens against the U.S. dollar. The Company believes that the benefit of investing excess cash in U.S. dollars or their equivalent outweighs the risk of reporting losses or gains from currency exchange rate fluctuations. In those countries with hyper-inflationary economies, where the U.S. dollar is the designated functional currency, this investment strategy for excess funds mitigates the risk of reported losses or gains.

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

The Company's Bank Credit Agreement provides for a $1.75 billion loan revolving facility which is available to certain of the Company's foreign subsidiaries and denominated in certain foreign currencies. As of December 31, 1998, amounts outstanding under the offshore loan revolving facility were as follows:

                                                   Millions of
          Foreign Currency Amount                 U.S. Dollars
     -------------------------------              ------------
     1.39 billion Australian dollars                $  874.0
     333.0  million British pounds                     549.8
     129.0  billion Italian lire                        77.0
                                                    --------
                                                    $1,500.8
                                                    ========

The remaining portion of the Company's consolidated debt which was denominated in foreign currencies was not significant.

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

The following table provides information about the Company's significant interest rate risk at December 31, 1998:
----------------------------------------------------------------------------
                                                 Outstanding      Fair Value
----------------------------------------------------------------------------
                                                    (Millions of dollars)
Variable rate debt:
  Bank Credit Agreement, matures December 2001:
    Revolving Loans and Bid Rate Loans bear
      interest at a Eurodollar based rate
      plus .50%                                    $2,207.0         $2,207.0
    Offshore Loans bear interest at the
      applicable Offshore Base Rate (as defined
      in the Bank Credit Agreement) as follows:
        1.39 billion Australian dollars -- 5.61%   $  874.0         $  874.0
        333.0 million British pounds -- 7.45%      $  549.8         $  549.8
        129.0 billion Italian lira -- 4.69%        $   77.0         $   77.0

Fixed rate debt:
  Senior Notes:
    Due May 2004, interest at 7.85%                 $  300.0        $  311.6
    Due May 2005, interest at 7.15%                 $  350.0        $  352.6
    Due May 2007, interest at 8.10%                 $  300.0        $  315.8
    Due May 2008, interest at 7.35%                 $  250.0        $  255.3
  Senior Debentures:
    Due May 2010, interest at 7.50%                 $  250.0        $  254.4
    Due May 2018, interest at 7.80%                 $  250.0        $  248.8
----------------------------------------------------------------------------


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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                          Page
                                                                          ----

Report of Independent Auditors                                              40

Consolidated Balance Sheets at December 31, 1998 and 1997                42-43

For the years ended December 31, 1998, 1997, and 1996:

            Consolidated Results of Operations                              41
            Consolidated Share Owners' Equity                            44-45
            Consolidated Cash Flows                                         46

Statement of Significant Accounting Policies                             47-48

Financial Review                                                         49-75

Selected Quarterly Financial Data                                        76-79

==============================================================================
                        REPORT OF INDEPENDENT AUDITORS
==============================================================================


The Board of Directors and Share Owners
Owens-Illinois, Inc.

We have audited the accompanying consolidated balance sheets of Owens-Illinois, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of results of operations, share owners' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14.(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens-Illinois, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                   /s/ Ernst & Young LLP
                                                   ---------------------
                                                   Ernst & Young LLP

Toledo, Ohio
February 4, 1999

===========================================================================
CONSOLIDATED RESULTS OF OPERATIONS  Owens-Illinois, Inc.
Millions of dollars, except per share amounts
Years ended December 31,                       1998        1997        1996
---------------------------------------------------------------------------
Revenues:
  Net sales                                $5,306.3    $4,658.5    $3,845.7
  Royalties and net technical assistance       26.6        21.6        23.6
  Equity earnings                              16.0        17.9        15.2
  Interest                                     29.2        23.6        22.3
  Other                                       121.2       106.8        69.4
---------------------------------------------------------------------------
                                            5,499.3     4,828.4     3,976.2
Costs and expenses:
  Manufacturing, shipping, and delivery     4,075.6     3,666.4     3,025.6
  Research and development                     36.4        28.9        31.1
  Engineering                                  34.8        29.9        25.6
  Selling and administrative                  274.2       232.8       188.6
  Interest                                    380.0       302.7       302.6
  Other                                       489.3       115.4        78.6
---------------------------------------------------------------------------
                                            5,290.3     4,376.1     3,652.1
---------------------------------------------------------------------------
Earnings before items below                   209.0       452.3       324.1
Provision for income taxes                     66.7       148.5       104.9
---------------------------------------------------------------------------
                                              142.3       303.8       219.2
Minority share owners' interests
  in earnings of subsidiaries                  20.2        31.4        28.1
---------------------------------------------------------------------------
Earnings before extraordinary items           122.1       272.4       191.1
Extraordinary charges from early
  extinguishment of debt, net of
  applicable income taxes                     (14.1)     (104.5)
---------------------------------------------------------------------------
Net earnings                               $  108.0    $  167.9    $  191.1
===========================================================================
Basic earnings per share of common stock:
  Earnings before extraordinary items      $   0.71    $   2.03    $   1.58
  Extraordinary charges                       (0.09)      (0.78)
---------------------------------------------------------------------------
  Net earnings                             $   0.62    $   1.25    $   1.58
===========================================================================
Diluted earnings per share of common stock:
  Earnings before extraordinary items      $   0.71    $   2.01    $   1.55
  Extraordinary charges                       (0.09)      (0.77)
---------------------------------------------------------------------------
  Net earnings                             $   0.62    $   1.24    $   1.55
===========================================================================

See accompanying Statement of Significant Accounting Policies and Financial Review.

=============================================================================
CONSOLIDATED BALANCE SHEETS  Owens-Illinois, Inc.
Millions of dollars, except share amounts
December 31,                                                1998         1997
-----------------------------------------------------------------------------
Assets
Current assets:
  Cash, including time deposits of $95.1
    ($101.6 in 1997)                                    $   271.4    $  218.2
  Short-term investments                                     21.1        16.1
  Receivables, less allowances of $56.9
    ($52.9 in 1997) for losses and discounts                877.7       681.6
  Inventories                                               838.1       592.4
  Prepaid expenses                                          168.8       140.0
-----------------------------------------------------------------------------
    Total current assets                                  2,177.1     1,648.3

Other assets:
  Equity investments                                        195.3        87.7
  Repair parts inventories                                  254.2       227.2
  Prepaid pension                                           686.1       647.9
  Insurance receivable for asbestos-related costs           212.8       239.3
  Deposits, receivables, and other assets                   383.7       294.4
  Net assets held for sale                                  409.6
  Excess of purchase cost over net assets
    acquired, net of accumulated amortization
    of $405.3 ($328.3 in 1997)                            3,314.9     1,294.9
-----------------------------------------------------------------------------
    Total other assets                                    5,456.6     2,791.4

Property, plant, and equipment:
  Land, at cost                                             169.1       143.0
  Buildings and equipment, at cost:
    Buildings and building equipment                        835.2       631.7
    Factory machinery and equipment                       3,960.4     2,964.0
    Transportation, office, and miscellaneous equipment     138.1        91.9
    Construction in progress                                291.3       274.5
-----------------------------------------------------------------------------
                                                          5,394.1     4,105.1
  Less accumulated depreciation                           1,967.1     1,699.7
-----------------------------------------------------------------------------
    Net property, plant, and equipment                    3,427.0     2,405.4
-----------------------------------------------------------------------------
Total assets                                            $11,060.7    $6,845.1
=============================================================================

=============================================================================
CONSOLIDATED BALANCE SHEETS  Owens-Illinois, Inc. (continued)
Millions of dollars, except share amounts
December 31,                                                1998         1997
-----------------------------------------------------------------------------
Liabilities and Share Owners' Equity
Current liabilities:
  Short-term loans                                      $   158.3    $  106.8
  Accounts payable                                          534.9       452.3
  Salaries and wages                                         92.9        86.0
  U.S. and foreign income taxes                              30.9         4.8
  Current portion of asbestos-related liabilities            85.0        85.0
  Other accrued liabilities                                 333.9       238.8
  Long-term debt due within one year                         91.2        70.1
-----------------------------------------------------------------------------
    Total current liabilities                             1,327.1     1,043.8

Long-term debt                                            5,667.2     3,146.7

Deferred taxes                                              325.0       229.2

Nonpension postretirement benefits                          338.4       354.8

Other liabilities                                           690.4       482.2

Commitments and contingencies

Minority share owners' interests                            240.6       246.5

Share owners' equity:
  Convertible preferred stock, par value $.01 per
    share, liquidation preference $50 per share,
    9,050,000 shares authorized, issued and
    outstanding                                             452.5
  Exchangeable preferred stock                               18.3        20.4
  Common stock, par value $.01 per share, 250,000,000
    shares authorized, 155,450,173 shares outstanding
    (140,526,195 in 1997)                                     1.5         1.4
  Capital in excess of par value                          2,183.1     1,558.4
  Retained earnings (deficit)                                 7.3       (90.3)
  Accumulated other comprehensive income                   (190.7)     (148.0)
-----------------------------------------------------------------------------
    Total share owners' equity                            2,472.0     1,341.9
-----------------------------------------------------------------------------
Total liabilities and share owners' equity              $11,060.7    $6,845.1
=============================================================================



See accompanying Statement of Significant Accounting Policies and Financial Review.

=============================================================================
CONSOLIDATED SHARE OWNERS' EQUITY  Owens-Illinois, Inc.
Millions of dollars
Years ended December 31,                         1998        1997        1996
-----------------------------------------------------------------------------
Convertible preferred stock
  Balance at beginning of year
  Issuance of convertible preferred stock    $  452.5
-----------------------------------------------------------------------------
    Balance at end of year                      452.5
=============================================================================
Exchangeable preferred stock
  Balance at beginning of year                   20.4    $   21.4    $   21.9
  Exchange of preferred stock
    for common stock                             (2.1)       (1.0)        (.5)
-----------------------------------------------------------------------------
    Balance at end of year                       18.3        20.4        21.4
=============================================================================
Common stock
  Balance at beginning of year                    1.4         1.2         1.2
  Issuance of common stock                         .1          .2
  Exchange of preferred stock
    for common stock
-----------------------------------------------------------------------------
    Balance at end of year                        1.5         1.4         1.2
=============================================================================
Capital in excess of par value
  Balance at beginning of year                1,558.4     1,047.6     1,042.8
  Issuance of common stock                      622.6       509.8         4.3
  Exchange of preferred stock
    for common stock                              2.1         1.0          .5
-----------------------------------------------------------------------------
    Balance at end of year                    2,183.1     1,558.4     1,047.6
=============================================================================
Retained earnings (deficit)
  Balance at beginning of year                  (90.3)     (258.2)     (449.3)
  Cash dividends on convertible
    preferred stock -- $1.15 per share          (10.4)
  Net earnings                                  108.0       167.9       191.1
-----------------------------------------------------------------------------
    Balance at end of year                        7.3       (90.3)     (258.2)
=============================================================================
Accumulated other comprehensive income
  Balance at beginning of year                 (148.0)      (82.3)      (84.7)
  Foreign currency translation adjustments      (42.7)      (65.7)        2.4
-----------------------------------------------------------------------------
    Balance at end of year                     (190.7)     (148.0)      (82.3)
=============================================================================
Total share owners' equity                   $2,472.0    $1,341.9    $  729.7
=============================================================================

=============================================================================
CONSOLIDATED SHARE OWNERS' EQUITY  Owens-Illinois, Inc. (continued)
Millions of dollars
Years ended December 31,                         1998        1997        1996
-----------------------------------------------------------------------------
Total comprehensive income
  Net earnings                               $  108.0    $  167.9    $  191.1
  Foreign currency translation adjustments      (42.7)      (65.7)        2.4
-----------------------------------------------------------------------------
    Total                                    $   65.3    $  102.2    $  193.5
=============================================================================

See accompanying Statement of Significant Accounting Policies and Financial Review.

=============================================================================
CONSOLIDATED CASH FLOWS  Owens-Illinois, Inc.
Millions of dollars
Years ended December 31,                           1998      1997        1996
-----------------------------------------------------------------------------
Operating activities:
  Earnings before extraordinary items         $   122.1  $   272.4    $ 191.1
  Non-cash charges (credits):
    Depreciation                                  358.5      283.5      219.8
    Amortization of deferred costs                105.4       60.0       51.8
    Deferred tax provision                        (17.4)      83.9       77.5
    Future asbestos related costs                 250.0
    Plant closing and restructuring costs          72.6
    Write-offs of certain assets                   42.0
    Other                                         (38.3)     (30.1)      (7.6)
  Change in non-current operating assets          (36.9)     (51.8)     (68.2)
  Asbestos-related payments                       (96.1)    (104.1)    (132.2)
  Asbestos-related insurance proceeds              26.5       32.1       52.1
  Reduction of non-current liabilities             (5.0)      (8.9)      (9.3)
  Change in components of working capital        (136.1)     (91.8)     (57.2)
-----------------------------------------------------------------------------
    Cash provided by operating activities         647.3      445.2      317.8

Investing activities:
  Additions to property, plant and equipment     (573.5)    (471.3)    (388.4)
  Acquisitions, net of cash acquired           (3,700.2)    (137.1)    (442.9)
  Net cash proceeds from divestitures and other    41.1       57.4        9.2
-----------------------------------------------------------------------------
    Cash utilized in investing activities      (4,232.6)    (551.0)    (822.1)

Financing activities:
  Additions to long-term debt                   5,232.5    1,954.1      618.7
  Repayments of long-term debt                 (2,659.8)  (2,106.4)    (118.7)
  Increase (decrease) in short-term loans          61.3       (4.5)      53.6
  Issuance of common stock                        641.1      503.8        4.3
  Issuance of convertible preferred stock         439.6
  Payment of finance fees and debt retirement
    costs                                         (61.7)    (164.7)      (2.9)
  Other                                           (10.4)                  8.5
-----------------------------------------------------------------------------
     Cash provided by financing activities      3,642.6      182.3      563.5

Effect of exchange rate fluctuations on cash       (4.1)     (19.2)      (7.7)
-----------------------------------------------------------------------------
Increase in cash                                   53.2       57.3       51.5

Cash at beginning of year                         218.2      160.9      109.4
-----------------------------------------------------------------------------
Cash at end of year                           $   271.4  $   218.2    $ 160.9
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

Nature of Operations. The Company is a leading manufacturer of glass container and plastic packaging products operating in two product segments. The Company's principal product lines in the Glass Containers product segment are glass containers for the food and beverage industries. Sales of the Glass Containers product segment were 72% of the Company's 1998 consolidated sales. The Company has glass container operations located in 20 countries, while the plastics packaging products operations are located in 11 countries. The principal markets and operations for the Company's glass products are in the United States, Europe, Latin America, and Australia. The Company's principal product lines in the Plastics Packaging product segment include plastic containers, plastic closures, and plastic prescription containers. Major markets for the Company's plastics packaging products include the United States household products, personal care products, health care products, and food and beverage industries.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect certain amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates, at which time the Company would revise its estimates accordingly. For further information on certain of the Company's significant estimates, see Contingencies on page 69.

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

Inventory Valuation. The Company values most domestic inventories at the lower of last-in, first-out (LIFO) cost or market. Other inventories are valued at the lower of standard costs (which approximate average costs), average costs, or market.

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

Foreign Currency Translation. The assets and liabilities of certain affiliates and associates are translated at current exchange rates and any related translation adjustments are recorded directly in share owners' equity. Certain of the Company's affiliates which are located in Venezuela, Poland and Mexico operate in "highly inflationary" economies. In such cases, certain assets of these affiliates are translated at historical exchange rates and all translation adjustments are reflected in the statements of Consolidated Results of Operations.

As a result of recent reductions in the reported Polish and Mexican inflation rates, beginning in 1999 the Company's Polish and Mexican affiliates will no longer be considered to operate in "highly inflationary" economies. The Company believes this change will not have a material effect on its consolidated financial statements.

==============================================================================
FINANCIAL REVIEW
Tabular data in millions of dollars, except share and per share amounts
------------------------------------------------------------------------------
Earnings Per Share. The following table sets forth the computation of basic and diluted earnings per share:
---------------------------------------------------------------------------
Years ended December 31,                  1998           1997          1996
---------------------------------------------------------------------------
Numerator:
  Earnings before extraordinary
    items                               $122.1         $272.4        $191.1
  Preferred stock dividends:
    Convertible                          (13.1)
    Exchangeable                          (1.4)          (1.5)         (1.5)
---------------------------------------------------------------------------
                                         (14.5)          (1.5)         (1.5)

  Numerator for basic earnings per
    share - income available to common
    share owners                         107.6          270.9         189.6
  Effect of dilutive securities -
    preferred stock dividends                             1.5           1.5
---------------------------------------------------------------------------
    Numerator for diluted earnings per
    share - income available to common
    share owners after assumed
    exchanges of preferred stock
    for common stock                    $107.6         $272.4        $191.1
===========================================================================
Denominator:
  Denominator for basic earnings per
    share - weighted average
    shares outstanding             149,970,468    133,596,755   120,276,223
  Effect of dilutive securities:
    Stock options                      973,096      1,131,911     1,608,327
    Exchangeable preferred stock                      947,437     1,681,981
---------------------------------------------------------------------------
  Dilutive potential common shares     973,096      2,079,348     3,290,308
---------------------------------------------------------------------------
    Denominator for diluted earnings
    per share - adjusted weighted
    average shares and assumed
    exchanges of preferred stock
    for common stock               150,943,564    135,676,103   123,566,531
===========================================================================
Basic earnings per share                 $0.71          $2.03         $1.58
===========================================================================
Diluted earnings per share               $0.71          $2.01         $1.55
===========================================================================
See "Convertible Preferred Stock" and "Exchangeable Preferred Stock" footnotes on pages 61-62 for additional information.

The Exchangeable preferred stock and the Convertible preferred stock were not included in the computation of 1998 diluted earnings per share since the result would have been antidilutive. Options to purchase 1,160,667, 11,429, and 146,975, weighted average shares of common stock which were outstanding during 1998, 1997, and 1996, respectively, were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Earnings per share are computed independently for each period presented. Due primarily to the issuance of 14,479,522 shares and 16,936,100 shares of common stock in the second quarters of 1998 and 1997, respectively, the second quarter of 1998 issuance of convertible preferred stock, which is convertible into 8,589,355 shares of common stock, and the resultant effect of all these changes on average shares, per share amounts calculated on a year-to-date basis may not equal the sums of such amounts calculated separately for each quarter.

Acquisition of Worldwide Packaging Businesses of BTR plc. On April 30, 1998, the Company completed the acquisition of the worldwide glass and plastics packaging businesses of BTR plc in an all cash transaction valued at approximately $3.6 billion (the "Acquisition"). In the Acquisition, the Company acquired BTR's glass container operations in the Asia Pacific region (i.e. Australia, New Zealand, China and Indonesia) and its plastics packaging operations in the United States, South America, Australia, Europe and Asia ("BTR Packaging"), as well as BTR's United Kingdom glass container manufacturer ("Rockware"). Pursuant to an agreement with the Commission of the European Communities, the Company has committed to sell Rockware (the "Rockware Sale"). The Acquisition was initially financed through additional borrowings under the Company's Second Amended and Restated Credit Agreement (see "Long-Term Debt" note), which was amended on April 30, 1998, to provide, among other things, additional borrowing capacity for the Acquisition. On May 20, 1998, the $2.2 billion of proceeds received from the offerings of the Company's common stock, convertible preferred stock, and debt securities were used to repay a portion of the Term Loan outstanding under the Second Amended and Restated Credit Agreement (see "Long-Term Debt" note).

The Acquisition is being accounted for under the purchase method of accounting. The total purchase cost of approximately $3.6 billion will be allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values. Such allocations will be based upon valuations which have not been finalized. Accordingly, the allocation of the purchase consideration included in the accompanying Consolidated Balance Sheet at December 31, 1998, is preliminary. The accompanying Consolidated Results of Operations for the year ended December 31, 1998, includes eight months of BTR Packaging operations.

The aggregate purchase cost and its preliminary allocation to the historical assets and liabilities of BTR Packaging and Rockware are as follows (in millions of dollars):

      Net working capital acquired                         $  215
      Property, plant and equipment                           857
      Net assets held for sale                                405
      Other non-current assets                                192
      Excess of purchase cost over net assets acquired      2,098
                                                           ------
                                                            3,767

      Long-term liabilities                                  (167)
                                                           ------
      Aggregate purchase cost                              $3,600
                                                           ======

Pro Forma Information - Acquisition of BTR Packaging (unaudited). Had the acquisition of BTR Packaging and the related financing, including the public offerings described in the "Long-Term Debt" note, occurred on January 1, 1998 and 1997, unaudited pro forma consolidated net sales, net earnings, and net earnings per share of common stock would have been as follows:

                                     Year ended December 31, 1998
                         ----------------------------------------------------
                            As      BTR Packaging    Financing     Pro Forma
                         Reported    Adjustments    Adjustments   As Adjusted
                         --------   -------------   -----------   -----------
Net sales                $5,306.3       $  384.1                    $5,690.4
                         ========                                   ========
Net earnings               $122.1       $   31.9       $(33.2)        $120.8
                           ======                                     ======
Basic net earnings per
  share of common stock     $0.71                                      $0.63
                            =====                                      =====
Basic weighted average
  shares outstanding
  (thousands)             149,970                                    155,286

Diluted net earnings per
  share of common stock     $0.71                                      $0.63
                            =====                                      =====
Diluted weighted average
  shares (thousands)      150,944                                    156,259

                                     Year ended December 31, 1997
                         ----------------------------------------------------
                            As      BTR Packaging    Financing     Pro Forma
                         Reported    Adjustments    Adjustments   As Adjusted
                         --------   -------------   -----------   -----------
Net sales                $4,658.5      $1,217.2                     $5,875.7
                         ========                                   ========
Net earnings               $272.4      $  134.4        $(103.0)       $303.8
                           ======                                     ======
Basic net earnings per
  share of common stock     $2.03                                      $1.90
                            =====                                      =====
Basic weighted average
  shares outstanding
  (thousands)             133,597                                    148,077

Diluted net earnings per
  share of common stock     $2.01                                      $1.88
                            =====                                      =====
Diluted weighted average
  shares (thousands)      135,676                                    150,156

Shares of common stock issuable upon conversion of the convertible preferred stock in the pro forma periods were not included in the computation of pro forma diluted earnings per share because the effect would be antidilutive.

The pro forma data does not purport to represent what the results of operations would actually have been if the Acquisition and the related financing had in fact occurred on the dates indicated, or to project results of operations for any future period.

Net Assets Held For Sale. In connection with the Acquisition, the Company has committed to sell Rockware. On March 15, 1999, the Company announced that it agreed to sell Rockware to a subsidiary of Ardagh plc, the Irish glass container manufacturer based in Dublin, Ireland, for total consideration of 240 million British pounds sterling (approximately $390 million). The transaction is subject to certain conditions and is expected to close by March 31, 1999. The accompanying Consolidated Results of Operations for the year ended December 31, 1998, exclude Rockware and related financing costs. Proceeds from the Rockware Sale will be used to reduce long-term debt. The carrying value at December 31, 1998 is based upon estimated future cash flows associated with the assets.

Changes in Components of Working Capital Related to Operations. Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:
----------------------------------------------------------------------------
                                                1998        1997        1996
----------------------------------------------------------------------------
Decrease (increase) in current assets:
  Short-term investments                     $  (6.4)     $  1.1      $ 36.7
  Receivables                                  (18.2)      (76.2)      (60.8)
  Inventories                                  (69.7)       17.9        10.9
  Prepaid expenses                             (29.8)        (.2)        1.2
Increase (decrease) in current liabilities:
  Accounts payable and accrued liabilities     (37.8)      (19.7)      (19.7)
  Salaries and wages                             7.5        (4.1)       (5.8)
  U.S. and foreign income taxes                 18.3       (10.6)      (19.7)
----------------------------------------------------------------------------
                                             $(136.1)     $(91.8)     $(57.2)
============================================================================

Inventories.  Major classes of inventory are as follows:
----------------------------------------------------------------------------
                                                            1998        1997
----------------------------------------------------------------------------
Finished goods                                            $608.9      $447.3
Work in process                                             35.0         9.4
Raw materials                                              123.6        92.5
Operating supplies                                          70.6        43.2
----------------------------------------------------------------------------
                                                          $838.1      $592.4
============================================================================

If the inventories which are valued on the LIFO method had been valued at standard or average costs, which approximate current costs, consolidated inventories would be higher than reported by $6.1 million and $21.6 million at December 31, 1998 and 1997, respectively.

Inventories which are valued at the lower of standard costs (which approximate average costs), average costs, or market at December 31, 1998 and 1997 were approximately $506.4 million and $313.0 million, respectively.

Investments. Investments and advances relate principally to equity associates. Summarized information pertaining to the Company's equity associates follows:
----------------------------------------------------------------------------
                                                            1998        1997
----------------------------------------------------------------------------
At end of year:
    Equity in undistributed earnings:
      Foreign                                             $ 80.6      $ 75.8
      Domestic                                               8.4         2.9
----------------------------------------------------------------------------
        Total                                             $ 89.0      $ 78.7
============================================================================
    Equity in cumulative translation adjustment           $(35.5)     $(28.5)
============================================================================

----------------------------------------------------------------------------
                                                      1998     1997     1996
----------------------------------------------------------------------------
For the year:
    Equity in earnings:
      Foreign                                        $ 6.9    $15.1    $12.7
      Domestic                                         9.1      2.8      2.5
----------------------------------------------------------------------------
        Total                                        $16.0    $17.9    $15.2
============================================================================
    Dividends received                               $ 6.6    $ 4.8    $ 2.7
============================================================================

Restrictions on Transfer of Assets. The governments and national banking systems of certain countries in which the Company has consolidated foreign affiliates impose various restrictions on the payment of dividends and transfer of funds out of those countries. Additionally, provisions of credit agreements entered into by certain foreign affiliates presently restrict the payment of dividends. The estimated U.S. dollar amount of the foreign net assets included in the Consolidated Balance Sheets that are restricted in some manner as to transfer to the Company was approximately $170 million at December 31, 1998.

Long-Term Debt. The following table summarizes the long-term debt of the Company at December 31, 1998 and 1997:
-----------------------------------------------------------------------------
                                                           1998          1997
-----------------------------------------------------------------------------
Bank Credit Agreement:
  Revolving Credit Facility:
    Revolving Loans                                    $2,207.0      $2,125.0
      Offshore Loans:
        1.39 billion Australian dollars                   874.0
        333.0 million British pounds                      549.8
        129.0 billion Italian lira                         77.0
    Bid Rate Loans                                                       50.0
Senior Notes:
  7.85%, due 2004                                         300.0         300.0
  7.15%, due 2005                                         350.0
  8.10%, due 2007                                         300.0         300.0
  7.35%, due 2008                                         250.0
Senior Debentures:
  7.50%, due 2010                                         250.0
  7.80%, due 2018                                         250.0
Other                                                     350.6         441.8
-----------------------------------------------------------------------------
                                                        5,758.4       3,216.8
  Less amounts due within one year                         91.2          70.1
-----------------------------------------------------------------------------
    Long-term debt                                     $5,667.2      $3,146.7
=============================================================================

On April 30, 1998, in connection with the Acquisition, the Company amended its former bank credit agreement by entering into a Second Amended and Restated Credit Agreement (the "Bank Credit Agreement" or "Agreement") with a group of banks which expires on December 31, 2001. The Agreement provides up to $7.0 billion in credit facilities and consists of (i) a $2.5 billion term loan to the Company (the "Term Loan") (see below for a discussion of the repayment of the Term Loan) and (ii) a $4.5 billion revolving credit facility (the "Revolving Credit Facility") available to the Company, which includes a $1.75 billion fronted offshore loan revolving facility (the "Offshore Facility") denominated in certain foreign currencies, subject to certain sublimits, available to certain of the Company's foreign subsidiaries. The Agreement includes an Overdraft Account facility providing for aggregate borrowings up to $100 million which reduce the amount available for borrowing under the Revolving Credit Facility. In addition, the terms of the Bank Credit Agreement permit the Company to request Bid Rate Loans from banks participating in the Agreement. Borrowings outstanding under Bid Rate Loans are limited to $750 million and reduce the amount available for borrowing under the Revolving Credit Facility. The Agreement also provides for the issuance of letters of credit totaling up to $500 million, which also reduce the amount available for borrowing under the Revolving Credit Facility. At December 31, 1998, the Company had unused credit of $731.0 million available under the Bank Credit Agreement.

Borrowings under the Revolving Loans commitment bear interest, at the Company's option, at the prime rate or a reserve adjusted Eurodollar rate. Loans under the Offshore Facility bear interest, at the applicable borrower's option, at the applicable Offshore Base Rate (as defined in the Bank Credit Agreement). Borrowings under the Revolving Credit Facility also bear a margin linked to the Company's Consolidated Leverage Ratio, as defined in the Agreement. The margin is currently .500% and is limited to a range of .275% to 1.000%. Overdraft Account loans bear interest at the prime rate minus the facility fee percentage, defined below. The weighted average interest rate on borrowings outstanding under the Revolving Loans commitment at December 31, 1998, was 5.92%. The weighted average interest rate on borrowings outstanding under the Offshore Facility at December 31, 1998, was 6.26%. While no compensating balances are required by the Agreement, the Company must pay a facility fee on the Revolving Credit Facility commitments. The facility fee, currently .250%, is limited to a range of .125% and .500%, based on the Company's Consolidated Leverage Ratio.

Borrowings outstanding under the Bank Credit Agreement are unsecured. All of the obligations of the Company's foreign subsidiaries under the Offshore Facility are guaranteed by the Company. The Company's Senior Notes and Senior Debentures rank pari passu with the obligations of the Company under the Bank Credit Agreement. The Bank Credit Agreement, Senior Notes, and Senior Debentures are senior in right of payment to all existing and future subordinated debt of the Company.

Under the terms of the Bank Credit Agreement, dividend payments with respect to the Company's Preferred or Common Stock and payments for redemption of shares of its Common Stock are subject to certain limitations. At
December 31, 1998, the maximum allowable amount of such payments was $386.8 million. The Agreement also requires, among other things, the maintenance of certain financial ratios, and restricts the creation of liens and certain types of business activities and investments.

On May 20, 1998, the Company completed the public offerings of: (1) 15,690,000 shares of common stock at a public offering price of $41.8125 per share; (2) 9,050,000 shares of $2.375 convertible preferred stock at a public offering price of $50.00 per share; (3) $350 million aggregate principal amount of 7.15% Senior Notes due May 15, 2005; (4) $250 million aggregate principal amount of 7.35% Senior Notes due May 15, 2008; (5) $250 million aggregate principal amount of 7.50% Senior Debentures due May 15, 2010; and
(6) $250 million aggregate principal amount of 7.80% Senior Debentures due May 15, 2018 (collectively the "Offerings"). The Company repaid $2.2 billion of the Term Loan on May 20, 1998, with proceeds received from the Offerings. In August, 1998, the Company repaid the remainder of the Term Loan with borrowings under the Revolving Loans commitment.

Annual maturities for all of the Company's long-term debt through 2003 are as follows: 1999, $91.2 million; 2000, $79.6 million; 2001, $3,748.1 million;
2002, $38.7 million, and 2003, $89.5 million.

Interest paid in cash aggregated $326.6 million for 1998, $303.8 million for 1997, and $281.3 million for 1996.

Fair values at December 31, 1998, of the Company's significant fixed rate debt obligations are as follows:
-----------------------------------------------------------------------------
                              Principal Amount    Indicated       Fair Value
                                (millions of        Market       (Millions of
                                   dollars)         Price          dollars)
-----------------------------------------------------------------------------
Senior Notes:
  7.85%                                 $300.0      $103.88            $311.6
  7.15%                                  350.0       100.75             352.6
  8.10%                                  300.0       105.25             315.8
  7.35%                                  250.0       102.13             255.3
Senior Debentures:
  7.50%                                  250.0       101.75             254.4
  7.80%                                  250.0        99.50             248.8
-----------------------------------------------------------------------------

Operating Leases. Rent expense attributable to all operating leases was $68.5 million in 1998, $57.3 million in 1997, and $59.0 million in 1996. Minimum future rentals under operating leases are as follows: 1999, $50.4 million; 2000, $38.8 million; 2001, $30.2 million; 2002, $24.1 million; 2003, $19.5 million, and 2004 and thereafter, $42.7 million.

Foreign Currency Translation. Aggregate foreign currency exchange gains (losses) included in other costs and expenses were $(2.8) million in 1998, $(8.1) million in 1997, and $.5 million in 1996, and resulted principally from translation of the balance sheets of certain of the Company's major affiliates which are located in Venezuela. Earnings on time deposits and short-term investments typically include an inflationary component, which has substantially offset the exchange losses.

Accumulated Other Comprehensive Income. Foreign currency translation adjustments comprise accumulated other comprehensive income. Changes in the cumulative foreign currency translation adjustments were as follows:
----------------------------------------------------------------------------
                                                  1998        1997      1996
----------------------------------------------------------------------------
Balance at beginning of year                   $(148.0)    $ (82.3)   $(84.7)
Net effect of exchange rate
  fluctuations                                   (45.1)      (79.6)     (1.1)
Deferred income taxes                              2.4        13.9       3.5
----------------------------------------------------------------------------
Balance at end of year                         $(190.7)    $(148.0)   $(82.3)
============================================================================

The net effect of exchange rate fluctuations generally reflects changes in the relative strength of the U.S. dollar against major foreign currencies between the beginning and end of the year.

Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows:
----------------------------------------------------------------------------
                                                           1998         1997
----------------------------------------------------------------------------
Deferred tax assets:
  Accrued postretirement benefits                       $ 118.4      $ 124.2
  Other accrued liabilities                               138.0        132.4
  Asbestos-related liabilities                            104.3         50.5
  U.S. Federal tax loss carryovers                         93.0        164.5
  Alternative minimum tax credits                          21.4         18.0
  Other                                                   105.7         74.2
----------------------------------------------------------------------------
    Total deferred tax assets                             580.8        563.8

Deferred tax liabilities:
  Property, plant and equipment                           339.8        273.9
  Prepaid pension costs                                   231.8        222.3
  Insurance for asbestos-related costs                     68.7         76.3
  Inventory                                                33.8         36.5
  Receivables and other assets                             24.3         19.4
  Other                                                    73.3         46.6
----------------------------------------------------------------------------
    Total deferred tax liabilities                        771.7        675.0
----------------------------------------------------------------------------
    Net deferred tax liabilities                        $(190.9)     $(111.2)
============================================================================

Deferred taxes are included in the Consolidated Balance Sheets at December 31, 1998 and 1997 as follows:
----------------------------------------------------------------------------
                                                           1998         1997
----------------------------------------------------------------------------
Prepaid expenses                                        $ 134.1      $ 118.0
Deferred tax liabilities                                 (325.0)      (229.2)
----------------------------------------------------------------------------
Net deferred tax liabilities                            $(190.9)     $(111.2)
============================================================================

The provision (benefit) for income taxes consists of the following:
----------------------------------------------------------------------------
                                                  1998      1997        1996
----------------------------------------------------------------------------
Current:
  U.S. federal                                  $  4.0    $  1.0      $  1.5
  State                                            3.6       1.0         1.1
  Foreign                                         76.5      62.6        24.8
----------------------------------------------------------------------------
                                                  84.1      64.6        27.4
----------------------------------------------------------------------------
Deferred:
  U.S. federal                                    23.4      65.8        57.9
  State                                           (2.7)      7.2         9.2
  Foreign                                        (38.1)     10.9        10.4
----------------------------------------------------------------------------
                                                 (17.4)     83.9        77.5
----------------------------------------------------------------------------
Total:
  U.S. federal                                    27.4      66.8        59.4
  State                                             .9       8.2        10.3
  Foreign                                         38.4      73.5        35.2
----------------------------------------------------------------------------
                                                $ 66.7    $148.5      $104.9
============================================================================

The provision for income taxes was calculated based on the following components of earnings before income taxes:
----------------------------------------------------------------------------
                                                  1998      1997        1996
----------------------------------------------------------------------------
Domestic                                        $ 40.2    $224.5      $160.9
Foreign                                          168.8     227.8       163.2
----------------------------------------------------------------------------
                                                $209.0    $452.3      $324.1
============================================================================

Income taxes paid in cash were as follows:
----------------------------------------------------------------------------
                                                  1998      1997        1996
----------------------------------------------------------------------------
Domestic                                        $  7.3    $  1.9      $   .5
Foreign                                           54.7      86.0        33.4
----------------------------------------------------------------------------
                                                $ 62.0    $ 87.9      $ 33.9
============================================================================

A reconciliation of the provision for income taxes based on the statutory U.S. federal tax rate of 35% to the provision for income taxes is as follows:
----------------------------------------------------------------------------
                                                  1998      1997        1996
----------------------------------------------------------------------------
Pretax earnings at statutory
  U.S. Federal tax rate                         $ 73.1    $158.3      $113.4
Increase (decrease) in provision for
  income taxes due to:
  Amortization of goodwill                        17.6      10.6        10.5
  Foreign earnings at different rates               .8       (.6)       (8.9)
  State taxes, net of federal benefit               .6       5.3         6.7
  Adjustment for enacted change in tax rate      (15.1)
  Foreign sales corporation and possession
    tax credits                                   (2.9)     (7.3)       (5.9)
  Divestiture                                               (5.7)
  Nontaxable foreign earnings                               (4.8)       (5.4)
  Research and development credits                (1.5)     (1.5)        (.5)
  Other items                                     (5.9)     (5.8)       (5.0)
----------------------------------------------------------------------------
Provision for income taxes                      $ 66.7    $148.5      $104.9
============================================================================
Effective tax rate                               31.9%     32.8%       32.4%
============================================================================

For U.S. Federal income tax purposes, approximately $266 million of net operating loss is available as a carryover at December 31, 1998. Carryovers of the net operating loss expire beginning in 2005.

Alternative minimum tax credits and research and development credits of approximately $21 million and $8 million, respectively, are available to offset future U.S. federal income tax. The alternative minimum tax credits do not expire while carryovers of the research and development credits expire beginning in 2009.

At December 31, 1998, the Company's equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $563 million. It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed.

Convertible Preferred Stock. In conjunction with the Offerings, on May 20, 1998, the Company issued 9,050,000 shares of convertible preferred stock at a public offering price of $50.00 per share (see "Long-Term Debt" note). Annual cumulative dividends of $2.375 per share accruing from the date of issuance are payable in cash quarterly commencing August 15, 1998. The convertible preferred stock is convertible at the option of the holder at any time, unless previously redeemed, into shares of common stock of the Company at an initial conversion rate of 0.9491 shares of common stock for each share of convertible stock, subject to adjustment in certain events. The convertible preferred stock may not be redeemed prior to May 15, 2001. At any time on or after such date, the convertible preferred stock may be redeemed only in shares of common stock of the Company at the option of the Company at predetermined redemption prices plus accrued and unpaid dividends, if any, to the redemption date.

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

Exchangeable Preferred Stock. Exchangeable preferred stock, $.01 par value, $7.00 cumulative dividend, issuable in series, at December 31, 1998 and 1997, were as follows:

                                                            Number of Shares
-----------------------------------------------------------------------------
                                                             1998        1997
-----------------------------------------------------------------------------
Series A Exchangeable
   Authorized                                              75,000      75,000
   Issued                                                  65,625      65,625
   Outstanding                                             15,956      17,099
Series B Exchangeable
   Authorized                                              75,000      75,000
   Issued                                                  65,625      65,625
   Outstanding                                             51,343      55,665
Series C Exchangeable
   Authorized                                             150,000     150,000
   Issued                                                 131,250     131,250
   Outstanding                                            115,402     131,250

The exchangeable preferred stock is exchangeable at the option of the owners for a number of common shares determined by multiplying the total number of exchangeable shares being exchanged by the sum of $100 plus all dividends accumulated and unpaid on each share being exchanged and dividing such amount by the last reported sales price of common stock on the New York Stock

Exchange at the close of business on the business day next preceding the day of exchange. Dividends accumulated and unpaid were approximately $7.9 million and $7.4 million at December 31, 1998 and 1997, respectively.

Holders of the exchangeable preferred stock have no voting rights, except on actions which would affect their rights to exchange shares for common shares, or on actions to increase the authorized number of exchangeable shares.

Stock Options. The Company has three nonqualified stock option plans: (1) 1991 Stock Option Plan for Key Employees of Owens-Illinois, Inc., (2) 1994 Stock Option Plan for Directors of Owens-Illinois, Inc. and (3) 1997 Equity Participation Plan of Owens-Illinois, Inc. No options may be exercised in whole or in part during the first year after the date granted. In general, subject to accelerated exercisability provisions related to the performance of the Company's common stock or change of control, 50% of the options become exercisable on the fifth anniversary of the date of the option grant, with the remaining 50% becoming exercisable on the sixth anniversary date of the option grant. In general, options expire following termination of employment or the day after the tenth anniversary date of the option grant.

All options have been granted at prices equal to the market price of the Company's common stock on the date granted. Accordingly, the Company recognizes no compensation expense related to the stock option plans. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as allowed by SFAS No. 123, pro forma net income and earnings per share would have been as follows:
-----------------------------------------------------------------------------
                                                   1998        1997      1996
-----------------------------------------------------------------------------
Net income:
  As reported                                    $108.0      $167.9    $191.1
  Pro forma                                       103.6       166.3     190.6
Basic earnings per share:
  As reported                                      0.62        1.25      1.58
  Pro forma                                        0.59        1.23      1.57
Diluted earnings per share:
  As reported                                      0.62        1.24      1.55
  Pro forma                                      $ 0.59      $ 1.23    $ 1.54
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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:
-----------------------------------------------------------------------------
                                                   1998        1997      1996
-----------------------------------------------------------------------------
Expected life of options                        5 years     5 years   5 years
Expected stock price volatility                   31.9%       26.3%     27.3%
Risk-free interest rate                           5.70%       6.08%     6.70%
Expected dividend yield                           0.00%       0.00%     0.00%
-----------------------------------------------------------------------------

Stock option activity is as follows:
-----------------------------------------------------------------------------
                                                          Weighted   Weighted
                                                          Average    Average
                                              Number of   Exercise     Fair
                                                Shares     Price      Value
-----------------------------------------------------------------------------
Options outstanding at December 31, 1995      5,331,200     $ 8.13
  Granted                                       552,200      16.50     $ 6.14
  Exercised                                    (435,426)      6.32
  Cancelled                                     (73,125)     12.49
-----------------------------------------------------------------------------
Options outstanding at December 31, 1996      5,374,849       9.08
  Granted                                     1,188,787      31.73     $11.18
  Exercised                                  (3,192,874)      6.66
  Cancelled                                     (28,987)     21.43
-----------------------------------------------------------------------------
Options outstanding at December 31, 1997      3,341,775      19.35
  Granted                                     1,788,550      39.74     $15.31
  Exercised                                    (317,131)     13.44
  Cancelled                                     (29,437)     25.39
-----------------------------------------------------------------------------
Options outstanding at December 31, 1998      4,783,757     $27.33
==================================================================
Options exercisable at:
  December 31, 1998                           2,158,646     $15.37
  December 31, 1997                           2,202,125     $12.99
  December 31, 1996                           3,971,378     $ 7.34
==================================================================
Shares available for option grant at:
  December 31, 1998                           8,376,652
  December 31, 1997                          10,135,765
  December 31, 1996                           1,295,565
=======================================================

The following table summarizes significant option groups outstanding at December 31, 1998, and related weighted average price and life information:

                             Options Outstanding          Options Exercisable
                       --------------------------------  ---------------------
                                    Weighted
                                     Average
                                    Remaining  Weighted               Weighted
    Range of                        Contract-  Average                Average
    Exercise             Options     ual Life  Exercise    Options    Exercise
     Prices            Outstanding  (in years)  Price    Exercisable   Price
-------------------------------------------------------  ---------------------
$ 5.00 to $16.50         1,851,677      5.1      $12.61    1,851,677    $12.61
$31.63 to $41.50         2,932,080      9.0      $36.62      306,969    $32.03
------------------------------------------------------------------------------
                         4,783,757                         2,158,646
==============================================================================

Pension Benefit Plans. Net credits to results of operations for all of the Company's pension plans and certain deferred compensation arrangements amounted to $52.1 million in 1998, $40.2 million in 1997, and $29.8 million in 1996.

The Company has pension plans covering substantially all employees located in the United States, the United Kingdom and Australia. Benefits generally are based on compensation for salaried employees and on length of service for hourly employees. The Company's policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements.

The following tables relate to the Company's principal United States, United Kingdom, and Australian pension plans. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." Prior year amounts in the following tables have been restated to conform to the 1998 presentation.

The change in the pension benefit obligations for the year were as follows:
-----------------------------------------------------------------------------
                                                         1998            1997
-----------------------------------------------------------------------------
Obligations at beginning of year                     $2,254.0        $2,070.7

Change in benefit obligations:
  Service cost                                           37.0            30.7
  Interest cost                                         156.0           152.1
  Actuarial loss                                        172.0           140.9
  Acquisitions                                           75.5            17.5
  Benefit payments                                     (192.4)         (185.6)
  Other                                                   2.7            27.7
-----------------------------------------------------------------------------
    Net increase in benefit obligations                 250.8           183.3
-----------------------------------------------------------------------------
Obligations at end of year                           $2,504.8        $2,254.0
=============================================================================

The change in the fair value of the pension plans assets for the year were as follows:
-----------------------------------------------------------------------------
                                                         1998            1997
-----------------------------------------------------------------------------
Fair value at beginning of year                      $3,345.7        $2,885.1

Change in fair value:
  Actual return on plan assets                          296.3           670.1
  Acquisitions                                           80.1
  Benefit payments                                     (192.4)         (185.6)
  Transfer of assets to a special trust to fund
    qualified current retiree health liabilities        (36.5)          (35.5)
  Other                                                  10.4            11.6
-----------------------------------------------------------------------------
    Net increase in fair value of assets                157.9           460.6
-----------------------------------------------------------------------------
Fair value at end of year                            $3,503.6        $3,345.7
=============================================================================

The funded status of the pension plans at year end was as follows:
-----------------------------------------------------------------------------
                                                           1998          1997
-----------------------------------------------------------------------------
Plan assets at fair value                              $3,503.6      $3,345.7
Projected benefit obligations                           2,504.8       2,254.0
-----------------------------------------------------------------------------
  Plan assets in excess of projected benefit
    obligations                                           998.8       1,091.7

Net unrecognized items:
  Actuarial gain                                         (364.0)       (498.7)
  Prior service cost                                       51.3          54.9
-----------------------------------------------------------------------------
                                                         (312.7)       (443.8)
-----------------------------------------------------------------------------
Prepaid pension                                        $  686.1      $  647.9
=============================================================================

The components of the net pension credit for the year were as follows:
-----------------------------------------------------------------------------
                                             1998          1997          1996
-----------------------------------------------------------------------------
Service cost                             $   37.0      $   30.7      $   31.6
Interest cost                               156.0         152.1         149.5
Expected asset return                      (266.1)       (245.3)       (231.8)

Amortization:
  Prior service cost                          7.7           5.9           6.7
  Loss                                        0.7           0.5           1.3
-----------------------------------------------------------------------------
    Net amortization                          8.4           6.4           8.0
-----------------------------------------------------------------------------
Net income                               $  (64.7)     $  (56.1)     $  (42.7)
=============================================================================

The actuarial present value of benefit obligations is based on a weighted discount rate of approximately 6.25% for 1998 and 7.00% for 1997. Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases on a weighted scale of approximately 4.75% and 5% for 1998 and 1997, respectively. The expected weighted long-term rate of return on assets was approximately 9.50% for 1998, and 9.75% for 1997 and 1996. Amortization included in net pension credits is based on the average remaining service of employees. Plan assets include marketable equity securities (which at December 31, 1998 and 1997 included 14,423,621 and 16,022,880 shares of the Company's common stock, respectively), government and corporate debt securities, real estate and commingled funds.

The Company also sponsors several defined contribution plans for all salary and hourly domestic employees. Participation is voluntary and participants' contributions are based on their compensation. The Company matches substantially all plan participants' contributions up to various limits.

Company contributions to these plans amounted to $10.6 million in 1998, $9.6 million in 1997, and $7.5 million in 1996.

Postretirement Benefits Other Than Pensions. The Company provides certain retiree health care and life insurance benefits covering substantially all U.S. salaried and certain hourly employees. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service.

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." Prior year amounts in the following tables have been restated to conform to the 1998 presentation.

The change in the postretirement benefit obligations for the year were as follows:
-----------------------------------------------------------------------------
                                                           1998          1997
-----------------------------------------------------------------------------
Obligations at beginning of year                         $307.5        $302.6

Change in benefit obligations:
  Service cost                                              2.2           2.0
  Interest cost                                            20.7          21.8
  Actuarial loss                                            3.5           8.6
  Acquisitions                                                            0.6
  Benefit payments                                        (27.0)        (28.1)
-----------------------------------------------------------------------------
    Net change in benefit obligations                      (0.6)          4.9
-----------------------------------------------------------------------------
Obligations at end of year                               $306.9        $307.5
=============================================================================

The funded status of the postretirement benefit plans at year end was as follows:
-----------------------------------------------------------------------------
                                                         1998            1997
-----------------------------------------------------------------------------
Accumulated postretirement benefit
  obligations                                            $306.9        $307.5

Unrecognized net reduction in obligations:
  Prior service cost                                       73.4          87.1
  Actuarial loss                                          (41.9)        (39.8)
-----------------------------------------------------------------------------
                                                           31.5          47.3
-----------------------------------------------------------------------------
Nonpension postretirement
  benefit obligations                                    $338.4        $354.8
=============================================================================

The components of the net postretirement benefit cost for the year were as follows:
-----------------------------------------------------------------------------
                                             1998          1997          1996
-----------------------------------------------------------------------------
Service cost                               $  2.2        $  2.0        $  2.0
Interest cost                                20.7          21.8          21.8

Amortization:
  Prior service cost                        (13.7)        (13.7)        (13.7)
  Loss                                        1.4           0.7           0.5
-----------------------------------------------------------------------------
    Net amortization                        (12.3)        (13.0)        (13.2)
-----------------------------------------------------------------------------
Net postretirement benefit cost            $ 10.6        $ 10.8        $ 10.6
=============================================================================

Assumed health care cost inflation was based on a rate of 7.00% in 1998 and 7.50% in 1997, declining ratably to an ultimate rate of 6.00% in the year 2000. A one percentage point decrease in these rates would have decreased the accumulated postretirement benefit obligation at December 31, 1998 by $10.0 million and decreased the net postretirement benefit cost for 1998 by $0.9 million. A one percentage point increase in these rates would have increased the accumulated postretirement benefit obligation at December 31, 1998 by $11.8 million and increased the net postretirement benefit cost for 1998 by $1.1 million. The assumed discount rates used in determining the accumulated postretirement benefit obligation were 6.50% and 7.00% at December 31, 1998 and 1997, respectively. Amortization included in net postretirement benefit cost is based on the average remaining service of employees.

Benefits provided by the Company for certain of the hourly retirees are determined by collective bargaining. Most other domestic hourly retirees receive health and life insurance benefits from a multiemployer trust established by collective bargaining. Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $8.6 million in 1998 and 1997, and $7.5 million in 1996. Postretirement health and life benefits for retirees of foreign affiliates are generally provided through the national health care programs of the countries in which the affiliates are located.

Other Revenues. Other revenues for the year ended December 31, 1998, includes a gain of $18.5 million related to the termination of a license agreement, net of charges for related equipment write-offs and capacity adjustments, under which the Company had produced plastic multipack carriers for beverage cans. Other revenues for the year ended December 31, 1997, includes a gain of $16.3 million on the sale of the remaining 49% interest in Kimble Glass.

Other Costs and Expenses. Other costs and expenses for the year ended December 31, 1998, includes: (1) $250.0 million related to adjustment of the reserve for estimated future asbestos-related costs, (2) $72.6 million, including approximately $45 million of termination benefits for the elimination of about 1,500 jobs and aproximately $25 million for asset write-downs, related principally to a plant closing in the United Kingdom and restructuring costs at certain international affiliates, (3) a net charge of $0.9 million for the settlement of certain environmental litigation and the reduction of previously established reserves for guarantees of certain obligations of a previously divested business. Amount for 1998 also includes $42.0 million principally for write-offs of certain assets associated with business conditions in emerging markets. Other costs and expenses for the year ended December 31, 1997, includes $14.1 million principally for guarantees of certain lease obligations of a previously divested business.

Extraordinary Charges from Early Extinguishment of Debt. During 1998, the Company used proceeds from the Offerings to repay a portion of the Term Loan due October 30, 1999. As a result, the Company recorded extraordinary charges for the write-off of unamortized deferred finance fees totaling $22.8 million, net of applicable income taxes of $8.7 million.

During 1997, the Company used the proceeds from the sale of 16,936,100 shares of common stock, par value $.01 per share, for net proceeds of $464.2 million, the issuance of $600 million of aggregate principal amount of Senior Notes, and borrowings under its Bank Credit Agreement to redeem $1,907.4 million aggregate principal amount of fixed cost debt, with annual interest rates ranging from 9.75% - 11%. As a result, the Company recorded extraordinary charges for redemption premiums and the write-off of unamortized deferred finance fees totaling $169.2 million, net of applicable income tax effects of $64.7 million.

Contingencies. The Company was contingently liable at December 31, 1998, under guarantees of loans and lease obligations related to certain divested businesses, equity associates and other third parties in the principal amount of $14.8 million.

The Company is one of a number of defendants (typically 10 to 20) in a substantial number of lawsuits filed in numerous state and federal courts by persons alleging bodily injury (including death) as a result of exposure to dust from asbestos fibers. From 1948 to 1958, one of the Company's former business units commercially produced and sold approximately $40 million of a high-temperature, clay-based insulating material containing asbestos. The Company exited the insulation business in April 1958. The traditional asbestos personal injury lawsuits and claims relating to such production and sale of asbestos material typically allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and punitive damages in various amounts (herein referred to as "asbestos claims").

The following table shows the approximate number of plaintiffs and claimants involved in asbestos claims pending at the beginning of, disposed of and filed during, and pending at the end of, each of the years listed (eliminating duplicate filings):

                                               1998        1997        1996
                                              ------      ------      ------
Pending at beginning of year                  14,000      16,000      21,000
Disposed                                       7,000       7,000      13,000
Filed                                          7,000       5,000       8,000
                                              ------      ------      ------
Pending at end of year                        14,000      14,000      16,000
                                              ======      ======      ======

The Company is also a defendant in other asbestos-related lawsuits or claims involving maritime workers, medical monitoring claimants, co-defendants and property damage claimants. Based on its past experience, the Company believes that the foregoing categories of claims will not involve any material liability and they are not included in the above description of pending claims.

Since receiving its first asbestos claim, the Company, as of December 31, 1998, has disposed of the asbestos claims of approximately 213,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $4,400. Certain of these dispositions have included deferred payment amounts payable over periods ranging from one to seven years. Deferred payments at December 31, 1998 totaled $41.5 million and are included in the foregoing average indemnity payment per claim. The Company's indemnity payments for these claims have varied on a per claim basis, and are expected to continue to vary considerably over time.

In 1984, the Company initiated litigation in New Jersey against the Company's insurers, including its wholly-owned captive insurer Owens Insurance Limited ("OIL"), and certain other parties for the years 1977 through 1985 in which the Company sought damages and a declaration of coverage for both asbestos bodily injury and property damage claims under insurance policies in effect during those years (Owens-Illinois, Inc. v. United Insurance Co., et al, Superior Court of New Jersey, Middlesex County, November 30, 1984). Beginning in December 1994 and continuing intermittently for approximately one year thereafter, the Company entered into settlements for approximately $240 million of its coverage claim against OIL to the extent of reinsurance provided to OIL by the settling reinsurance companies. Following such settlements, a settlement agreement (the "OIL Settlement") was reached with OIL. The OIL Settlement called for the payment of remaining non-settled reinsurance at 78.5% of applicable reinsurance limits, increasing to 81% on approximately March 1, 1996 and accruing interest thereafter at 10% per annum. In December 1995, the presiding judge in the United Insurance case entered a Consent Judgment approving the OIL Settlement, and specifically finding that it was a good faith settlement which was fair and reasonable as to OIL and all of OIL's non-settling reinsurers.

In November 1995, a reinsurer of OIL during the years affected by the United Insurance case brought a separate suit against OIL seeking a declaratory judgment that it had no reinsurance obligation to OIL (Employer's Mutual v. Owens-Insurance Limited, Superior Court of New Jersey, Morris County, December
1995). The Company was not a named party to this cause of action but was subsequently joined in it as a necessary party defendant.

Subsequent to the entry of the Consent Judgment Order in the United Insurance case described above, OIL gave notice of the OIL Settlement to all non-settling reinsurers affected by the United Insurance case, informing all such reinsurers of the terms of the OIL Settlement and demanding timely payment from such reinsurers pursuant to such terms. Since the date of the OIL Settlement, 27 previously non-settling reinsurers have made the payments called for under the OIL Settlement or otherwise settled their obligations thereunder. Other non-settling solvent reinsurers, all of which are parties to the Employers Mutual case described above, have not, however, made the payments called for under the OIL Settlement.

As a result of payments and commitments that have been made by reinsurers pursuant to the OIL Settlement and the earlier settlement agreements described above in the United Insurance case and certain other available insurance, the Company has to date confirmed coverage for its asbestos-related costs of approximately $314.5 million. Of the total amount confirmed to date, $297.2 million had been received through December 31, 1998; and the balance of approximately $17.3 million will be received throughout 1999 and the next several years. The remainder of the insurance asset of approximately $195.5 million relates principally to the reinsurers who have not yet paid, and continue to contest, their reinsurance obligations under the OIL Settlement.

The Company believes, based on the rulings of the trial court, the Appellate Division and the New Jersey Supreme Court in the United Insurance case, as well as its understanding of the facts and legal precedents and based on advice of counsel, McCarter & English L.L.P., that it is probable substantial additional payments will be received to cover the Company's asbestos-related claim losses.

The Company believes that its ultimate asbestos-related contingent liability (i.e., its indemnity or other claim disposition costs plus related litigation expenses) is difficult to estimate with certainty. However, in 1993, the Company established a liability of $975 million to cover what it then estimated would be the total indemnity payments and legal fees associated with the resolution of then outstanding and all expected future asbestos lawsuits and claims. As part of its continual monitoring of asbestos-related matters, the Company in 1998 conducted a comprehensive review to determine if adjustments of asbestos-related assets or liabilities are appropriate. As a result of that review, the Company established an additional liability of $250 million to cover what it now estimates will be the total indemnity payments and legal fees associated with the resolution of outstanding asbestos personal injury lawsuits and claims and asbestos personal injury lawsuits and claims filed during the succeeding five years, after which any remaining liability is not expected to be material in relation to the Company's Consolidated Financial Statements.

Based on all the factors and matters relating to the Company's asbestos-related litigation and claims, the Company presently believes that its asbestos-related costs and liabilities will not exceed by a material amount the sum of the available insurance reimbursement the Company believes it has and will have principally as a result of the United Insurance case, and the OIL Settlement, as described above, and the amount of the charges for asbestos-related costs described above.

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

Segment Information. The Company operates in the rigid packaging industry. The Company has two reportable product segments within the rigid packaging industry: (1) Glass Containers and (2) Plastics Packaging. The Glass Containers segment includes operations in the United States, Europe, South America, and the Asia Pacific region. The Plastics Packaging segment consists of three business units -- plastic containers, closure and specialty products, and prescription products. The Other segment shown in the tables below consists primarily of the Company's labels and carriers products business unit. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." Prior year amounts in the following tables have been restated to conform to the 1998 presentation.

The Company evaluates performance and allocates resources based on earnings before interest income, interest expense, provision for income taxes, minority share owners' interests in earnings of subsidiaries, extraordinary charges, (collectively "EBIT") and unusual items. EBIT includes an allocation of corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided. For the Company's U.S. pension plans, net periodic pension cost (credit) has been allocated to product segments while the related prepaid pension asset is included in the caption Eliminations and Other Retained. Net sales as shown in the geographic segment information are based on the location of the Company's affiliate.

Financial information regarding the Company's product segments is as follows:
-----------------------------------------------------------------------------
                                                          Elimina-
                                                           tions
                                                 Total      and     Consoli-
                   Glass      Plastics          Product    Other     dated
                 Containers  Packaging   Other  Segments  Retained   Totals
-----------------------------------------------------------------------------
Net sales:
  1998             $3,809.9   $1,414.5  $ 81.9  $5,306.3            $ 5,306.3
  1997              3,528.4    1,029.8   100.3   4,658.5              4,658.5
  1996              2,783.3      973.5    88.9   3,845.7              3,845.7
=============================================================================
EBIT, excluding unusual items:
  1998             $  626.0   $  232.0  $ 10.6  $  868.6   $   1.9  $   870.5
  1997                543.2      173.8    15.1     732.1      (2.9)     729.2
  1996                437.0      161.8    10.5     609.3      (4.9)     604.4
=============================================================================
Unusual items:
  1998:
   Charges for
    restructuring
    costs at
    certain
    international
    affiliates     $  (72.6)                    $  (72.6)           $   (72.6)
   Gain on ter-
    mination of
    license
    agreement                           $ 18.5      18.5                 18.5
   Loss on sale
    of discon-
    tinued
    operation
    by equity
    investee           (5.7)                        (5.7)                (5.7)
   Other (1)                                               $(250.9)    (250.9)

  1997:
   Other (1)                                                   2.2        2.2
=============================================================================
Depreciation and amortization expense:
  1998             $  312.9   $  128.3  $ 10.7  $  451.9   $  12.0  $   463.9
  1997                250.3       73.4    11.7     335.4       8.1      343.5
  1996                177.6       72.2    12.3     262.1       9.5      271.6
=============================================================================
Total assets:
  1998             $6,166.2   $3,137.2  $174.4  $9,477.8  $1,582.9  $11,060.7
  1997              4,313.6    1,239.1   190.5   5,743.2   1,101.9    6,845.1
  1996              3,612.6    1,176.3   163.9   4,952.8   1,152.5    6,105.3
=============================================================================

----------------------------------------------------------------------------
                                                          Elimina-
                                                           tions
                                                 Total      and     Consoli-
                   Glass      Plastics          Product    Other     dated
                 Containers  Packaging  Other   Segments  Retained   Totals
----------------------------------------------------------------------------
Capital expenditures (2):
  1998             $  382.8   $  185.0  $  4.1  $  571.9  $   1.6   $  573.5
  1997                317.4      111.9     8.0     437.3     34.0      471.3
  1996                298.1       84.0     4.7     386.8      1.6      388.4
============================================================================
(1)  Detail presented in tables on page 75.

(2)  Excludes property, plant and equipment acquired through acquisitions.

Financial information regarding the Company's geographic segments is as follows:
-----------------------------------------------------------------------------
                                                                     Total
                       United                 Latin       Asia     Geographic
                       States      Europe    America    Pacific     Segments
-----------------------------------------------------------------------------
Net sales:
  1998               $3,042.2    $1,052.0     $689.5     $522.6      $5,306.3
  1997                2,870.3     1,037.5      690.7       60.0       4,658.5
  1998                2,670.5       496.1      631.6       47.5       3,845.7
=============================================================================
EBIT, excluding unusual items:
  1998               $  533.0    $  139.5     $108.8     $ 87.3      $  868.6
  1997                  457.9       140.0      135.2       (1.0)        732.1
  1996                  423.9        66.7      118.3         .4         609.3
=============================================================================
Unusual items:
  1998:
   Charges for re-
    structuring
    costs at certain
    international
    affiliates                   $  (46.8)    $(22.2)   $ (3.6)      $  (72.6)
   Gain on termination
    of license
    agreement        $   18.5                                            18.5
   Loss on sale of
    discontinued
    operation by
    equity investee                             (5.7)                    (5.7)
=============================================================================

The Company's net fixed assets by geographic segment are as follows:
-----------------------------------------------------------------------------
                                               United
                                               States     Foreign       Total
-----------------------------------------------------------------------------
  1998                                       $1,619.4    $1,807.6    $3,427.0
  1997                                        1,288.3     1,117.1     2,405.4
  1996                                        1,171.4       770.2     1,941.6
=============================================================================

Reconciliations to consolidated totals are as follows:
-----------------------------------------------------------------------------
                                                 1998        1997        1996
-----------------------------------------------------------------------------
Revenues:
  Net sales for reportable segments          $5,306.3    $4,658.5    $3,845.7
  Royalties and net technical assistance         26.6        21.6        23.6
  Equity earnings                                16.0        17.9        15.2
  Interest income                                29.2        23.6        22.3
  Other revenue                                 121.2       106.8        69.4
-----------------------------------------------------------------------------
    Total                                    $5,499.3    $4,828.4    $3,976.2
=============================================================================

EBIT:
  EBIT, excluding unusual items for
    reportable segments                      $  868.6    $  732.1    $  609.3
  Unusual items excluded from reportable
    segment information                         (59.8)
  Eliminations and other retained,
    excluding unusual items                       1.9        (2.9)       (4.9)
  Unusual items excluded from eliminations
    and other retained:
    1998:
      Adjustment of reserve for estimated
        future asbestos-related costs          (250.0)
      Net charges for the settlement of
        certain environmental litigation
        and the reduction of previously
        established reserves                     (0.9)

    1997:
      Gain on sale of Kimble Glass                           16.3
      Charges principally for guarantees of
        certain lease obligations                           (14.1)
  Net interest expense                         (350.8)     (279.1)     (280.3)
-----------------------------------------------------------------------------
  Earnings before income taxes, minority
    share owners' interests in earnings of
    subsidiaries, and extraordinary items    $  209.0    $  452.3    $  324.1
=============================================================================

Selected Quarterly Financial Data (unaudited). The following tables present selected financial data by quarter for the years ended December 31, 1998 and 1997:

-----------------------------------------------------------------------------
                                    1998
-----------------------------------------------------------------------------
                  First         Second     Third        Fourth
                Quarter (a)    Quarter   Quarter (b)   Quarter (c)      Total
-----------------------------------------------------------------------------
Net sales         $1,098.5    $1,385.0     $1,453.6      $1,369.2    $5,306.3
=============================================================================
Gross profit      $  237.4    $  353.4     $  347.9      $  292.0    $1,230.7
=============================================================================
Earnings (loss):
  Before extra-
   ordinary
   items          $   80.4    $  115.0     $  113.6      $ (186.9)   $  122.1
  Extraordinary
   charges from
   early
   extinguishment
   of debt, net
   of applicable
   income taxes                  (14.1)                                 (14.1)
-----------------------------------------------------------------------------
  Net earnings    $   80.4    $  100.9     $  113.6      $ (186.9)   $  108.0
=============================================================================

Earnings (loss) per share
  of common stock (d):
  Basic:
   Before extra-
    ordinary
    items         $   0.57    $   0.76     $   0.70      $  (1.24)   $   0.71
    Extraordinary
      charges                    (0.10)                                 (0.09)
-----------------------------------------------------------------------------
    Net earnings  $   0.57    $   0.66     $   0.70      $  (1.24)   $   0.62

  Diluted:
   Before extra-
    ordinary
    items         $   0.56    $   0.75     $   0.69      $  (1.24)   $   0.71
    Extraordinary
      charges                    (0.09)                                 (0.09)
-----------------------------------------------------------------------------
    Net earnings  $   0.56    $   0.66     $   0.69      $  (1.24)   $   0.62
=============================================================================
(a) In the first quarter of 1998, the Company recorded: (1) a credit of $15.1 million to adjust net deferred income tax liabilities as a result of a reduction in Italy's statutory income tax rate; (2) a gain of $18.5 million ($11.4 million aftertax) related to the termination of a license agreement, net of charges for related equipment write-offs and capacity adjustments, under which the Company had produced plastic multipack carriers for beverage cans; and (3) charges of $16.3 million ($10.1 million aftertax) for the settlement of certain environmental litigation and severance costs at certain international affiliates. The net aftertax amounts of these items was a credit of $16.4 million, or $0.12 per share on both a basic and diluted basis for the first quarter.

(b) In the third quarter of 1998, the Company recorded: (1) a benefit of $7.6 million ($4.7 million aftertax) from the reduction of previously established reserves for guarantees of certain obligations of a previously divested business; and (2) a loss of $5.7 million ($3.5 million aftertax) on the sale of a discontinued operation by an equity investee. The net aftertax amounts of these items was a credit of $1.2 million, or $0.01 per share on both a basic and diluted basis for the third quarter.

(c) In the fourth quarter of 1998, the Company recorded: (1) charges of $250.0 million ($154.4 million aftertax) related to adjustment of the reserve for estimated future asbestos-related costs; (2) charges of $64.8 million ($42.6 million after tax and minority share owners' interests) related principally to a plant closing in the United Kingdom and restructuring costs at certain international affiliates. The net aftertax amounts of these items was a charge of $197.0 million, or $1.27 per share on both a basic and diluted basis for the fourth quarter.

     In the fourth quarter of 1998, the Company also recorded: (1) charges of $42.0 million ($31.5 million after tax and minority share owners' interests) principally for write-offs of certain assets associated with business conditions in emerging markets; and (2) charges of $8.2 million ($6.2 million aftertax) associated with changes in estimated carrying costs of the Rockware glass container business. The net aftertax amounts of these items was a charge of $37.7 million, or $0.24 per share on both a basic and diluted basis for the fourth quarter.

(d) Earnings per share are computed independently for each period presented. Due primarily to the issuance of 14.5 million shares of common stock in the second quarter of 1998, the second quarter of 1998 issuance of convertible preferred stock, which is convertible into approximately 8.6 million shares of common stock, and the resultant effect of all these changes on average shares, per share amounts calculated on a year-to-date basis may not equal the sums of such amounts calculated separately for each quarter.

-----------------------------------------------------------------------------
                                    1997
-----------------------------------------------------------------------------
                    First         Second       Third      Fourth
                  Quarter (a)     Quarter     Quarter     Quarter       Total
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
  Before extra-
   ordinary
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
   Before extra-
    ordinary
    items           $   0.44     $   0.66    $   0.65    $   0.28    $   2.03
   Extraordinary
    charges                         (0.64)      (0.12)      (0.03)      (0.78)
-----------------------------------------------------------------------------
    Net earnings    $   0.44     $   0.02    $   0.53    $   0.25    $   1.25

  Diluted:
   Before extra-
    ordinary
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

Information with respect to executive officers is included herein on pages 17 - 19.


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

                                   PART IV

ITEM 14.(a).     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


Index of Financial Statements and Financial Statement Schedules Covered by Report of Independent Auditors.

                                                                     Page
                                                                     ----
Report of Independent Auditors                                         40

Consolidated Balance Sheets at December 31, 1998 and 1997           42-43

For the years ended December 31, 1998, 1997 and 1996

     Consolidated Results of Operations                                41
     Consolidated Share Owners' Equity                              44-45
     Consolidated Cash Flows                                           46

Statement of Significant Accounting Policies                        47-48

Financial Review                                                    49-75

Exhibit Index                                                       82-86

     Financial Statement Schedule                              Schedule Page
     ----------------------------                              -------------
For the years ended December 31, 1998, 1997, and 1996:

  II - Valuation and Qualifying Accounts (Consolidated)               S-1


All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule.

                                 EXHIBIT INDEX

S-K Item 601
    No.                               Document
------------                          --------
3.1        -- Restated Certificate of Incorporation of Owens-Illinois, Inc.
              (filed as Exhibit 3.1 to the Registrant's Registration Statement, File No. 33-43224, and incorporated herein by reference).
3.2        -- Bylaws of Owens-Illinois, Inc., as amended (filed as Exhibit
              3.2 to the Registrant's Registration Statement, File No. 33-43224, and incorporated herein by reference).
4.1        -- Indenture, dated as of December 15, 1991, among Owens-Illinois,
              Inc., Owens-Illinois Group, Inc., and The Bank of New York related to Senior Debentures of Owens-Illinois, Inc. (filed as
              Exhibit 4.32 to the Registrant's Registration Statement, File No. 33-34825, and incorporated herein by reference).
4.2        -- Supplemental Indenture, dated as of May 9, 1997, between Owens-
              Illinois, Inc., the Guarantors named therein, and The Bank of New York related to the 11% Senior Debentures (filed as Exhibit
              4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 1-9576, and incorporated herein by reference).
4.3        -- Indenture dated as of May 15, 1997, between Owens-Illinois,
              Inc. and The Bank of New York, as Trustee (filed as Exhibit 4.1 to the Registrant's Form 8-K dated May 16, 1997, File No. 1-9576, and incorporated herein by reference).
4.4        -- Indenture dated as of May 20, 1998, between Owens-Illinois,
              Inc. and The Bank of New York, as Trustee (filed as Exhibit 4.1 to the Registrant's Form 8-K dated May 20, 1998, File No. 1-9576, and incorporated herein by reference).
4.5        -- Certificate of Designations, Preferences and Relative,
              Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Exchangeable Preferred Stock, Series B Exchangeable Preferred Stock and Series C Exchangeable Preferred Stock of Owens-Illinois, Inc., dated October 30, 1992 (filed as Exhibit
              3.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-9576, and incorporated herein by reference).
4.6        -- Certificate of Designation of Convertible Preferred Stock
              (filed as Exhibit 4.10 to the Registrant's Form 8-K dated May 20, 1998, File No. 1-9576, and incorporated herein by reference).
4.7        -- Second Amended and Restated Credit Agreement, dated as of April
              30, 1998, among Owens-Illinois, Inc. and certain of its subsidiaries and the lenders listed therein, including those named as managing agents, co-agents, lead managers, arrangers, offshore administrative agents, The Bank of Nova Scotia, NationsBank, N.A., Bank of America National Trust and Savings Association, and Bankers Trust Company including exhibits and schedules thereto (filed as Exhibit 4.1 to the Registrant's

S-K Item 601
    No.                                 Document
------------                            --------
              Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 1-9576, and incorporated herein by reference).
10.1       -- Lease Agreement, dated as of May 21, 1980, between Owens-
              Illinois, Inc. and Leyden Associates Limited Partnership (filed as Exhibit 5 to the Registrant's Registration Statement, File No. 2-68022, and incorporated herein by reference).
10.2*      -- Amended and Restated Owens-Illinois Supplemental Retirement
              Benefit Plan (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 1-9576, and incorporated herein by reference).
10.3 *     -- Written description of the Owens-Illinois Senior Executive Life
              Insurance Plan (filed as Exhibit 3.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-9576, and incorporated herein by reference).
10.4 *     -- Form of Employment Agreement between Owens-Illinois, Inc. and various Employees (filed as Exhibit 10(m) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987, File No. 1-9576, and incorporated herein by reference).
10.5 *     -- Form of Non-Qualified Stock Option Agreement between Owens-
              Illinois, Inc. and various Employees (filed as Exhibit 10(1) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987, File No. 1-9576, and incorporated herein by reference).
10.6 *     -- Form of Subscription Agreement between Owens-Illinois, Inc. and various Purchasers (filed as Exhibit 10(k) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987, File No. 1-9576, and incorporated herein by reference).
10.7 *     -- Stock Option Plan for Directors of Owens-Illinois, Inc. (filed as Exhibit 4.3 to Registrant's Form S-8, File No. 33-57141, and incorporated herein by reference).
10.8 *     -- First Amendment to Stock Option Plan for Directors of Owens-
              Illinois, Inc. (filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-9576, and incorporated herein by reference).
10.9 *     -- Form of Non-Qualified Stock Option Agreement for use under the
              Stock Option Plan for Directors of Owens-Illinois, Inc. (filed as Exhibit 4.4 to Registrant's Form S-8, File No. 33-57141, and incorporated herein by reference).
10.10 *    -- Second Amended and Restated Stock Option Plan for Key Employees
              of Owens-Illinois, Inc. (filed as Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-9576, and incorporated herein by reference).
10.11 *    -- First Amendment to Second Amended and Restated Stock Option
              Plan for Key Employees of Owens-Illinois, Inc. (filed as
              Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-9576, and incorporated herein by reference).

S-K Item 601
    No.                                 Document
------------                            --------
10.12 *    -- Second Amendment to Second Amended and Restated Stock Option
              Plan for Key Employees of Owens-Illinois, Inc. (filed as
              Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 1-9576, and incorporated herein by reference).
10.13 *    -- Form of Non-Qualified Stock Option Agreement for use under the
              Amended and Restated Stock Option Plan for Key Employees of Owens-Illinois, Inc. (filed as Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-9576, and incorporated herein by reference).
10.14 *    -- Form of First Amendment to Subscription Agreement between
              Owens-Illinois, Inc. and Robert J. Lanigan (filed as Exhibit
              10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-9576, and incorporated herein by reference).
10.15 *    -- Form of Non-Qualified Stock Option Agreement between Owens-
              Illinois, Inc., and Robert J. Lanigan (filed as Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the
              year ended December 31, 1990, File No. 1-9576, and incorporated herein by reference).
10.16 *    -- Form of First Amendment to Non-Qualified Stock Option Agreement
              between Owens-Illinois, Inc. and Robert J. Lanigan (filed as
              Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-9576, and incorporated herein by reference).
10.17 *    -- Amended and Restated Owens-Illinois, Inc. Senior Management
              Incentive Plan (filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-9576, and incorporated herein by reference).
10.18 *    -- First Amendment to Amended and Restated Owens-Illinois, Inc.
              Senior Management Incentive Plan (filed as Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-9576, and incorporated herein by reference).
10.19 *    -- Second Amendment to Amended and Restated Owens-Illinois, Inc.
              Senior Management Incentive Plan (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 1-9576, and incorporated herein by reference).
10.20 *    -- Third Amendment to Amended and Restated Owens-Illinois, Inc.
              Senior Management Incentive Plan (filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 1-9576, and incorporated herein by reference).

S-K Item 601
    No.                                 Document
------------                            --------
10.21 *    -- Amended and Restated Owens-Illinois, Inc. Performance Award
              Plan (filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-9576, and incorporated herein by reference).
10.22 *    -- First Amendment to Amended and Restated Owens-Illinois, Inc.
              Performance Award Plan (filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 1-9576, and incorporated herein by reference).
10.23 *    -- Owens-Illinois, Inc. Corporate Officers Deferred Compensation
              Plan (filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-9576, and incorporated herein by reference).
10.24 *    -- First Amendment to Owens-Illinois, Inc. Corporate Officers
              Deferred Compensation Plan (filed as Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-9576, and incorporated herein by reference).
10.25 *    -- Second Amendment to Owens-Illinois, Inc. Corporate Officers
              Deferred Compensation Plan (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 1-9576, and incorporated herein by reference).
10.26 *    -- Owens-Illinois, Inc. Executive Savings Plan (filed as Exhibit
              10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-9576, and incorporated herein by reference).
10.27 *    -- First Amendment to Owens-Illinois, Inc. Executive Savings Plan
              (filed as Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-9576, and incorporated herein by reference).
10.28 *    -- Second Amendment to Owens-Illinois, Inc. Executive Savings Plan
              (filed as Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-9576, and incorporated herein by reference).
10.29 *    -- Third Amendment to Owens-Illinois, Inc. Executive Savings Plan
              (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 1-9576, and incorporated herein by reference).
10.30 *    -- Owens-Illinois, Inc. Directors Deferred Compensation Plan
              (filed as Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-9576, and incorporated herein by reference).
10.31 *    -- First Amendment to Owens-Illinois, Inc. Directors Deferred
              Compensation Plan (filed as Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-9576, and incorporated herein by reference).

S-K Item 601
    No.                                 Document
------------                            --------
10.32 *    -- Second Amendment to Owens-Illinois, Inc. Directors Deferred
              Compensation Plan (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 1-9576, and incorporated herein by reference).
10.33 *    -- 1997 Equity Participation Plan of Owens-Illinois, Inc. (filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 1-9576, and incorporated herein by reference).
10.34 *    -- First Amendment to 1997 Equity Participation Plan of Owens-
              Illinois, Inc. (filed as Exhibit 4.2 to the Registrant's Form S-8, File No. 333-47691, and incorporated herein by reference).
10.35 *    -- Form of Non-Qualified Stock Option Agreement for use under the
              1997 Equity Participation Plan of Owens-Illinois, Inc. (filed as Exhibit 4.3 to the Registrant's Form S-8, File No. 333-47691, and incorporated herein by reference).
10.36 *    -- Form of Restricted Stock Agreement for use under the 1997
              Equity Participation Plan of Owens-Illinois, Inc. (filed as
              Exhibit 4.4 to the Registrant's Form S-8, File No. 333-47691, and incorporated herein by reference).
12         -- Computation of Ratio of Earnings to Fixed Charges and Earnings
              to Combined Fixed Charges and Preferred Stock Dividends (filed herewith).
21         -- Subsidiaries of the Registrant (filed herewith).
23.1       -- Consent of Independent Auditors (filed herewith).
23.2       -- Consent of McCarter & English, LLP (filed herewith).
24         -- Owens-Illinois, Inc. Power of Attorney (filed herewith).
27         -- Financial Data Schedule (filed herewith).

* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c).
-------------


ITEM 14.(b).     REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the Registrant during the last quarter of 1998.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          OWENS-ILLINOIS, INC.


                                                 (Registrant)



                                          By/s/ James W. Baehren
                                            -------------------------
                                            James W. Baehren
                                            Corporate Secretary and
                                            Associate General Counsel




Date:  March 31, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Owens-Illinois, Inc. and in the capacities and on the dates indicated.


     Signature                     Title
     ---------                     -----
James H. Greene, Jr.   Director

Robert J. Lanigan      Director

Joseph H. Lemieux      Chairman of the Board of Directors and Chief Executive
                       Officer (Principal Executive Officer); Director

John J. McMackin, Jr.  Director

Michael W. Michelson   Director

George R. Roberts      Director

David G. Van Hooser    Senior Vice President and Chief Financial Officer
                       (Principal Financial Officer)

Edward C. White        Controller (Principal Accounting Officer)

Thomas L. Young        Executive Vice President, Administration and General
                       Counsel; Director




                                          By/s/ James W. Baehren
                                            --------------------
                                            James W. Baehren
                                            Attorney-in-fact




Date:  March 31, 1999

                     INDEX TO FINANCIAL STATEMENT SCHEDULE

      Financial Statement Schedule of Owens-Illinois, Inc. and Subsidiaries:

      For the years ended December 31, 1998, 1997, and 1996:

                                                                         PAGE
                                                                         ----
II -- Valuation and Qualifying Accounts (Consolidated) . . . . . . .      S-1

                                       OWENS-ILLINOIS, INC.

        SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS (CONSOLIDATED)

                 Years ended December 31, 1998, 1997, and 1996
                             (Millions of Dollars)


Reserves deducted from assets in the balance sheets:

Allowances for losses and discounts on receivables
--------------------------------------------------

                                      Additions
                                 -----------------
                    Balance at   Charged to                          Balance
                    beginning    costs and             Deductions   at end of
                    of period    expenses    Other      (Note 1)     period
                    ---------------------------------------------------------

1998 . . . . . . .  $  52.9      $  61.2    $   0.0    $  57.2      $  56.9
                    =======      =======    =======    =======      =======
1997 . . . . . . .  $  40.6      $  51.3    $   0.0    $  39.0      $  52.9
                    =======      =======    =======    =======      =======
1996 . . . . . . .  $  39.7      $  38.5    $   0.0    $  37.6      $  40.6
                    =======      =======    =======    =======      =======




(1) Deductions from allowances for losses and discounts on receivables represent uncollectible notes and accounts written off.