Form 10-Q
period 1999-03-31
OWENS ILLINOIS INC /DE/
filed 1999-05-14
CIK 812074

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549

(Mark one)                         FORM 10-Q

   (x)      Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                       For Quarter Ended March 31, 1999
                                      or
   ( )         Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

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

      Owens-Illinois, Inc. $.01 par value common stock - 155,864,189 shares at April 30, 1999.

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

The Condensed Consolidated Financial Statements presented herein are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated. Since the following unaudited condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

                             OWENS-ILLINOIS, INC.
                 CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
                  Three months ended March 31, 1999 and 1998
           (Millions of dollars, except share and per share amounts)

                                                           1999          1998
Revenues:                                              --------      --------
  Net sales                                            $1,307.0      $1,098.5
  Royalties and net technical assistance                    7.0           6.1
  Equity earnings                                           4.5           4.7
  Interest                                                  5.8           5.9
  Other                                                    29.0          43.0
                                                       --------      --------
                                                        1,353.3       1,158.2


Costs and expenses:
  Manufacturing, shipping, and delivery                   999.8         861.1
  Research and development                                  9.6           7.7
  Engineering                                               9.4           8.0
  Selling and administrative                               66.6          62.4
  Interest                                                105.2          65.2
  Other                                                    43.5          36.7
                                                       --------      --------
                                                        1,234.1       1,041.1
                                                       --------      --------
Earnings before items below                               119.2         117.1

Provision for income taxes                                 46.2          28.8

Minority share owners' interests in earnings
  of subsidiaries                                           3.7           7.9
                                                       --------      --------
Net earnings                                           $   69.3      $   80.4
                                                       ========      ========
Basic net earnings per share of common stock           $   0.41      $   0.57
                                                       ========      ========
Weighted average shares outstanding (thousands)         155,611       140,620
                                                        =======       =======
Diluted net earnings per share of common stock         $   0.41      $   0.56
                                                       ========      ========
Weighted diluted average shares (thousands)             157,110       142,405
                                                        =======       =======








                           See accompanying notes.

                                OWENS-ILLINOIS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
             March 31, 1999, December 31, 1998, and March 31, 1998
                             (Millions of dollars)

                                             March 31,   Dec. 31,    March 31,
                                                1999       1998         1998
                                             ---------   ---------   ---------
Assets
Current assets:
  Cash, including time deposits              $   240.1   $   271.4    $  230.0
  Short-term investments, at cost which
    approximates market                           30.2        21.1        23.1
  Receivables, less allowances for losses
    and discounts ($50.5 at March 31, 1999,
    $56.9 at December 31, 1998, and $46.5 at
    March 31, 1998)                              854.7       877.7       708.0
  Inventories                                    858.4       838.1       618.6
  Prepaid expenses                               168.5       168.8       140.2
                                             ---------   ---------    --------
      Total current assets                     2,151.9     2,177.1     1,719.9

Other assets:
  Equity investments                             186.8       195.3        90.9
  Repair parts inventories                       250.3       254.2       213.5
  Prepaid pension                                704.7       686.1       673.1
  Insurance receivable for
    asbestos-related costs                       212.8       212.8       223.2
  Deposits, receivables, and other assets        401.5       383.7       284.2
  Net assets held for sale                       397.5       409.6
  Excess of purchase cost over net assets
    acquired, net of accumulated
    amortization ($429.3 at March 31,
    1999, $405.3 at December 31, 1999,
    and $338.2 at March 31, 1998)              3,294.0     3,314.9     1,269.9
                                             ---------   ---------    --------
      Total other assets                       5,447.6     5,456.6     2,754.8

Property, plant, and equipment, at cost        5,273.7     5,394.1     4,175.7
Less accumulated depreciation                  1,969.9     1,967.1     1,755.2
                                             ---------   ---------    --------
  Net property, plant, and equipment           3,303.8     3,427.0     2,420.5
                                             ---------   ---------    --------
Total assets                                 $10,903.3   $11,060.7    $6,895.2
                                             =========   =========    ========

                                            March 31,   Dec. 31,   March 31,
                                               1999       1998        1998
                                            ---------   ---------  ---------
Liabilities and Share Owners' Equity
Current liabilities:
  Short-term loans and long-term debt
    due within one year                     $   284.2   $   249.5   $  180.2
  Current portion of asbestos-related
    liabilities                                  85.0        85.0       85.0
  Accounts payable and other liabilities        957.3       992.6      737.8
                                            ---------   ---------   --------
      Total current liabilities               1,326.5     1,327.1    1,003.0

Long-term debt                                5,667.2     5,667.2    3,207.7

Deferred taxes                                  336.0       325.0      249.1

Nonpension postretirement benefits              332.8       338.4      349.3

Other liabilities                               618.7       690.4      461.0

Commitments and contingencies

Minority share owners' interests                211.8       240.6      239.8

Share owners' equity:
  Convertible preferred stock, par value
    $.01 per share, liquidation preference
    $50 per share, 9,050,000 shares
    authorized, issued and outstanding          452.5       452.5
  Exchangeable preferred stock                   12.9        18.3       20.1
  Common stock, par value $.01 per share
    (155,813,289 shares outstanding at
     March 31, 1999; 155,450,173 at
     December 31, 1998; and
     140,766,753 at March 31, 1998)               1.5         1.5        1.4
  Capital in excess of par value              2,190.0     2,183.1    1,568.9
  Retained earnings (deficit)                    71.2         7.3       (9.9)
  Accumulated other comprehensive income       (317.8)     (190.7)    (195.2)
                                            ---------   ---------   --------
      Total share owners' equity              2,410.3     2,472.0    1,385.3
                                            ---------   ---------   --------
Total liabilities and share owners' equity  $10,903.3   $11,060.7   $6,895.2
                                            =========   =========   ========




                            See accompanying notes.

                              OWENS-ILLINOIS, INC.
                       CONDENSED CONSOLIDATED CASH FLOWS
                  Three months ended March 31, 1999 and 1998
                             (Millions of dollars)

                                                          1999          1998
                                                      --------      --------
Cash flows from operating activities:
  Net earnings                                        $   69.3      $   80.4
  Non-cash charges (credits):
    Depreciation                                         102.4          74.9
    Amortization of deferred costs                        34.3          15.1
    Other                                                (13.3)        (23.0)
  Change in non-current operating assets                 (14.6)         11.1
  Asbestos-related payments                              (35.0)        (23.1)
  Asbestos-related insurance proceeds                                   16.1
  Reduction of non-current liabilities                    (2.3)          (.8)
  Change in components of working capital               (129.1)       (108.5)
                                                      --------      --------
    Cash provided by operating activities                 11.7          42.2

Cash flows from investing activities:
  Additions to property, plant, and equipment           (101.8)       (103.6)
  Acquisitions, net of cash acquired                     (18.1)        (27.5)
  Net cash proceeds from divestitures                      1.2          30.1
                                                      --------      --------
    Cash utilized in investing activities               (118.7)       (101.0)

Cash flows from financing activities:
  Additions to long-term debt                            138.5         110.8
  Repayments of long-term debt                           (87.1)        (58.5)
  Increase in short-term loans                            41.1          22.0
  Payment of convertible preferred stock dividends        (5.4)
  Issuance of common stock                                  .2           4.3
                                                      --------      --------
    Cash provided by financing activities                 87.3          78.6

Effect of exchange rate fluctuations on cash             (11.6)         (8.0)
                                                      --------      --------
Increase (decrease) in cash                              (31.3)         11.8

Cash at beginning of period                              271.4         218.2
                                                      --------      --------
Cash at end of period                                 $  240.1      $  230.0
                                                      ========      ========






                            See accompanying notes.

                             OWENS-ILLINOIS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Tabular data in millions of dollars,
                      except share and per share amounts

1.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:
-----------------------------------------------------------------------------
                                                      Three months ended
                                                          March 31,
                                                 ----------------------------
                                                        1999             1998
Numerator:                                       -----------      -----------
  Net earnings                                         $69.3            $80.4
  Preferred stock dividends:
    Convertible                                         (5.4)
    Exchangeable                                         (.2)             (.4)
-----------------------------------------------------------------------------
                                                        (5.6)             (.4)

  Numerator for basic earnings per
    share - income available to common
    share owners                                        63.7             80.0
  Effect of dilutive securities -
    exchangeable preferred stock dividends                .2               .4
-----------------------------------------------------------------------------
    Numerator for diluted earnings per
    share - income available to common
    share owners after assumed
    exchanges of preferred stock
    for common stock                                   $63.9            $80.4
=============================================================================

Denominator:
  Denominator for basic earnings per
    share - weighted average
    shares outstanding                             155,610,547    140,620,116
  Effect of dilutive securities:
    Stock options                                      642,055      1,081,849
    Exchangeable preferred stock                       857,145        702,950
-----------------------------------------------------------------------------
  Dilutive potential common shares                   1,499,200      1,784,799
-----------------------------------------------------------------------------
    Denominator for diluted earnings
    per share - adjusted weighted
    average shares and assumed
    exchanges of preferred stock for
    common stock                                   157,109,747    142,404,915
=============================================================================
Basic earnings per share                                 $0.41          $0.57
=============================================================================
Diluted earnings per share                               $0.41          $0.56
=============================================================================

The Convertible preferred stock was not included in the computation of March 31, 1999 diluted earnings per share since the result would have been antidilutive. Options to purchase 2,933,347 weighted average shares of common stock which were outstanding during the three months ended March 31, 1999 were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

2.  Inventories

Major classes of inventory are as follows:

                                           March 31,    Dec. 31,    March 31,
                                              1999        1998         1998
                                           ---------    --------    ---------
  Finished goods                              $643.7      $608.9       $487.9
  Work in process                               35.3        35.0         10.2
  Raw materials                                115.6       123.6         79.0
  Operating supplies                            63.8        70.6         41.5
                                              ------      ------       ------
                                              $858.4      $838.1       $618.6
                                              ======      ======       ======

3.  Long-Term Debt

The following table summarizes the long-term debt of the Company:
-----------------------------------------------------------------------------
                                           March 31,    Dec. 31,    March 31,
                                              1999        1998         1998
Bank Credit Agreement:                     ---------    --------    ---------
  Revolving Credit Facility:
    Revolving Loans                         $2,235.0    $2,207.0     $2,065.0
      Offshore Loans:
        1.30 billion (1.39 billion at
          December 31, 1998) Australian
          dollars                              804.4       874.0
        333.0 million (333.0 million at
          December 31, 1998) British pounds    534.1       549.8
        118.0 billion (129.0 billion at
          December 31, 1998) Italian lira       67.1        77.0
    Bid Rate Loans                              75.0                    178.0
Senior Notes:
  7.85%, due 2004                              300.0       300.0        300.0
  7.15%, due 2005                              350.0       350.0
  8.10%, due 2007                              300.0       300.0        300.0
  7.35%, due 2008                              250.0       250.0
Senior Debentures:
  7.50%, due 2010                              250.0       250.0
  7.80%, due 2018                              250.0       250.0
Other                                          341.7       350.6        417.6
-----------------------------------------------------------------------------
                                             5,757.3     5,758.4      3,260.6
  Less amounts due within one year              90.1        91.2         52.9
-----------------------------------------------------------------------------
    Long-term debt                          $5,667.2    $5,667.2     $3,207.7
=============================================================================

In April 1998, the Company entered into the Second Amended and Restated Credit Agreement (the "Bank Credit Agreement" or "Agreement") with a group of banks which expires on December 31, 2001. The Agreement provides for a $4.5 billion revolving credit facility (the "Revolving Credit Facility"), which includes a $1.75 billion fronted offshore loan revolving facility (the "Offshore Facility") denominated in certain foreign currencies, subject to certain sublimits, available to certain of the Company's foreign subsidiaries. The Agreement includes an Overdraft Account facility providing for aggregate borrowings up to $100 million which reduce the amount available for borrowing under the Revolving Credit Facility. In addition, the terms of the Bank Credit Agreement permit the Company to request Bid Rate Loans from banks participating in the Agreement. Borrowings outstanding under Bid Rate Loans are limited to $750 million and reduce the amount available for borrowing under the Revolving Credit Facility. The Agreement also provides for the issuance of letters of credit totaling up to $500 million, which also reduce the amount available for borrowing under the Revolving Credit Facility. At March 31, 1999, the Company had unused credit of $727.7 million available under the Bank Credit Agreement.

Borrowings under the Revolving Loans commitment bear interest, at the Company's option, at the prime rate or a reserve adjusted Eurodollar rate. Loans under the Offshore Facility bear interest, at the applicable borrower's option, at the applicable Offshore Base Rate (as defined in the Bank Credit Agreement). Borrowings under the Revolving Credit Facility also bear a margin linked to the Company's Consolidated Leverage Ratio, as defined in the Agreement. The margin is currently .500% and is limited to a range of .275% to 1.000%. Overdraft Account loans bear interest at the prime rate minus the facility fee percentage, defined below. The weighted average interest rate on borrowings outstanding under the Revolving Loans commitment at March 31, 1999, was 5.48%. The weighted average interest rate on borrowings outstanding under the Offshore Facility at March 31, 1999, was 5.57%. While no compensating balances are required by the Agreement, the Company must pay a facility fee on the Revolving Credit Facility commitments. The facility fee, currently .250%, is limited to a range of .125% and .500%, based on the Company's Consolidated Leverage Ratio.

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

4.  Cash Flow Information

Interest paid in cash aggregated $54.4 million for the first quarter of 1999 and $51.9 million for the first quarter of 1998. Income taxes paid in cash totaled $11.6 million for the first quarter of 1999 and $10.0 million for the first quarter of 1998.

5.  Comprehensive Income

The Company's components of comprehensive income are net earnings and foreign currency translation adjustments. Total comprehensive income (loss) for the three month periods ended March 31, 1999 and 1998 amounted to $(57.8) million and $33.2 million, respectively.

6. Acquisition of Worldwide Packaging Businesses of BTR plc and Net Assets Held for Sale

On April 30, 1998, the Company completed the acquisition of the worldwide glass and plastics packaging businesses of BTR plc ("BTR Packaging") in an all cash transaction valued at approximately $3.6 billion (the "Acquisition").
The Acquisition is being accounted for under the purchase method of accounting. The total purchase cost of approximately $3.6 billion will be allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values. Such allocations will be based upon valuations which have not been finalized. Accordingly, the allocation of the purchase consideration included in the accompanying Condensed Consolidated Balance Sheets at March 31, 1999 and December 31, 1998, is preliminary.

In connection with the Acquisition, the Company committed to sell BTR's United Kingdom glass container manufacturer ("Rockware") obtained in the transaction. Early in the second quarter of 1999, the Company completed the sale of Rockware to a subsidiary of Ardagh plc, the Irish glass container manufacturer based in Dublin, Ireland, for total consideration of 240 million pounds sterling (approximately $390 million). The accompanying Condensed Consolidated Results of Operations for the three months ended March 31, 1999, exclude Rockware and related financing costs. The carrying value at March 31, 1999 and December 31, 1998 is based upon estimated future cash flows associated with the assets. Proceeds from the sale of Rockware will be used for the reduction of debt and for general corporate purposes.

7.  Pro Forma Information - Acquisition of BTR Packaging

Had the acquisition of BTR Packaging described in Note 6 and the related financing occurred on January 1, 1998, unaudited pro forma consolidated net sales, net earnings, and net earnings per share of common stock would have been as follows:

                                  Three Months ended March 31, 1998
                         ----------------------------------------------------
                            As      BTR Packaging    Financing     Pro Forma
                         Reported    Adjustments    Adjustments   As Adjusted
                         --------   -------------   -----------   -----------
Net sales                $1,098.5       $285.4                      $1,383.9
                         ========                                   ========
Net earnings                $80.4        $17.4         $(26.1)         $71.7
                            =====                                      =====
Basic net earnings per
  share of common stock     $0.57                                      $0.43
                            =====                                      =====
Basic weighted average
  shares outstanding
  (thousands)             140,620                                    155,100

Diluted net earnings per
  share of common stock     $0.56                                      $0.42
                            =====                                      =====
Diluted weighted average
  shares (thousands)      142,405                                    156,182

Shares of common stock issuable upon exchange of the Exchangeable preferred stock and upon conversion of the Convertible preferred stock in the pro forma period were not included in the computation of pro forma diluted earnings per share because the effect would have been antidilutive.

The pro forma data does not purport to represent what the results of operations would actually have been if the Acquisition and the related financing had in fact occurred on the date indicated, or to project results of operations for any future period.

8.  Contingencies

The Company is one of a number of defendants (typically 10 to 20) in a substantial number of lawsuits filed in numerous state and federal courts by persons alleging bodily injury (including death) as a result of exposure to dust from asbestos fibers. From 1948 to 1958, one of the Company's former business units commercially produced and sold approximately $40 million of a high-temperature, clay-based insulating material containing asbestos. The Company exited the insulation business in April 1958. The traditional asbestos personal injury lawsuits and claims relating to such production and sale of asbestos material typically allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and punitive damages in various amounts (herein referred to as

"asbestos claims"). As of March 31, 1999, the Company estimates that it is a named defendant in asbestos claims involving approximately 15,000 plaintiffs and claimants.

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

As a result of payments and commitments that have been made by reinsurers pursuant to the OIL Settlement and the earlier settlement agreements described above in the United Insurance case and certain other available insurance, the

Company has to date confirmed coverage for its asbestos-related costs of approximately $314.5 million. Of the total amount confirmed to date, $297.2 million had been received through March 31, 1999; and the balance of approximately $17.3 million will be received throughout 1999 and the next several years. The remainder of the insurance asset of approximately $195.5 million relates principally to the reinsurers who have not yet paid, and continue to contest, their reinsurance obligations under the OIL Settlement.

The Company believes, based on the rulings of the trial court, the Appellate Division and the New Jersey Supreme Court in the United Insurance case, as well as its understanding of the facts and legal precedents and based on advice of counsel, McCarter & English L.L.P., that it is probable substantial additional payments will be received to cover the Company's asbestos-related claim losses.

The Company believes that its ultimate asbestos-related contingent liability (i.e., its indemnity or other claim disposition costs plus related litigation expenses) is difficult to estimate with certainty. However, in 1993, the Company established a liability of $975 million to cover what it then estimated would be the total indemnity payments and legal fees associated with the resolution of then outstanding and all expected future asbestos lawsuits and claims. As part of its continual monitoring of asbestos-related matters, the Company in 1998 conducted a comprehensive review to determine if adjustments of asbestos-related assets or liabilities were appropriate. As a result of that review, the Company established an additional liability of $250 million to cover what it now estimates will be the total indemnity payments and legal fees associated with the resolution of outstanding asbestos personal injury lawsuits and claims and asbestos personal injury lawsuits and claims filed during the succeeding five years, after which any remaining liability is not expected to be material in relation to the Company's Consolidated Financial Statements.

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

9.  Segment Information

The Company operates in the rigid packaging industry. The Company has two reportable product segments within the rigid packaging industry: (1) Glass Containers and (2) Plastics Packaging. The Plastics Packaging segment consists of three business units -- plastic containers, closure and specialty products, and prescription products. The Other segment consists primarily of the Company's labels and carriers products business unit.

The Company evaluates performance and allocates resources based on earnings before interest income, interest expense, provision for income taxes, minority share owners' interests in earnings of subsidiaries, extraordinary charges, (collectively "EBIT") and unusual items. EBIT for product segments includes an allocation of corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided.

Financial information for the three month periods ended March 31, 1999 and 1998 regarding the Company's product segments is as follows:
-----------------------------------------------------------------------------
                                                          Elimina-
                                                           tions
                                                 Total      and     Consoli-
                   Glass      Plastics          Product    Other     dated
                 Containers  Packaging   Other  Segments  Retained   Totals
-----------------------------------------------------------------------------
Net sales:
  March 31, 1999     $873.1     $415.3   $18.6  $1,307.0             $1,307.0
  March 31, 1998      812.4      262.6    23.5   1,098.5              1,098.5
=============================================================================
EBIT, excluding unusual items:
  March 31, 1999     $140.3     $ 79.7   $ 1.7  $  221.7     $(3.1)  $  218.6
  March 31, 1998      123.8       45.8     3.1     172.7       1.5      174.2
=============================================================================
Unusual items:
  March 31, 1998:
   Gain on ter-
    mination of
    license
    agreement                            $18.5  $   18.5             $   18.5
   Charges for
    restructuring
    costs at
    certain
    international
    affiliates       $ (7.8)                        (7.8)                (7.8)
   Settlement of
    certain
    environmental
    litigation                                               $(8.5)      (8.5)
=============================================================================

The reconciliation of EBIT to consolidated totals for the three month periods ended March 31 1999 and 1998 is as follows:
-----------------------------------------------------------------------------
                                             March 31, 1999    March 31, 1998
-----------------------------------------------------------------------------
EBIT:
  EBIT, excluding unusual items for
    reportable segments                              $221.7            $172.7
  Unusual items excluded from reportable
    segment information                                                  10.7
  Eliminations and other retained,
    excluding unusual items                            (3.1)              1.5
  Unusual items excluded from eliminations
    and other retained                                                   (8.5)

  Net interest expense                                (99.4)            (59.3)
-----------------------------------------------------------------------------
  Earnings before income taxes and minority
    share owners' interests in earnings of
    subsidiaries                                     $119.2            $117.1
=============================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations - First Quarter 1999 compared with First Quarter 1998

The Company recorded net earnings of $69.3 million for the first quarter of 1999 compared to $80.4 million for the first quarter of 1998. Excluding the effects of the 1998 unusual items discussed below, the Company's first quarter 1999 net earnings of $69.3 million increased $5.3 million, or 8.3%, over 1998 net earnings of $64.0 million. The first quarter of 1999 includes amounts relating to the April 30, 1998 acquisition of the worldwide glass and plastics packaging businesses of BTR plc. Consolidated EBIT for the first quarter of 1999 was $218.6 million, an increase of $44.4 million, or 25.5%, compared to the first quarter of 1998 EBIT of $174.2 million, excluding 1998 unusual items. The increase is attributable to higher EBIT for both the Glass Containers segment and the Plastics Packaging segment. Interest expense, net of interest income, increased $40.1 million from the 1998 period due princi-pally to the financings related to the acquisition of the BTR glass and plastics packaging businesses. The decrease in minority share owners' interests in earnings of subsidiaries resulted from lower net earnings of certain foreign affiliates, principally the affiliates located in Colombia and Brazil. The Company's estimated effective tax rate for the first quarter of 1999 was 38.8%. This compares with an estimated rate of 37.5% for the first quarter of 1998 and the actual rate of 37.3% for the full year 1998, excluding the effects of the adjustment to Italy's net deferred income tax liabilities discussed below and other unusual items. Increased goodwill amortization resulting from the acquisition of the former BTR packaging businesses is the primary reason for the 1999 increase.

Capsule segment results (in millions of dollars) for the first quarter of 1999 and 1998 were as follows:

----------------------------------------------------------------------------
                                 Net sales
                         (Unaffiliated customers)            EBIT (a)
----------------------------------------------------------------------------
                              1999          1998          1999      1998 (b)
                          --------      --------      --------      --------
Glass Containers          $  873.1      $  812.4      $  140.3      $  116.0
Plastics Packaging           415.3         262.6          79.7          45.8
Other                         18.6          23.5           1.7          21.6
----------------------------------------------------------------------------
Segment totals             1,307.0       1,098.5         221.7         183.4
  Eliminations and other
    retained costs                                        (3.1)         (7.0)
----------------------------------------------------------------------------
Consolidated totals       $1,307.0      $1,098.5      $  218.6      $  176.4
============================================================================

(a) EBIT consists of consolidated earnings before interest income, interest expense, provision for income taxes, and minority share owners' interests in earnings of subsidiaries.

(b) EBIT for 1998 includes: (1) a gain of $18.5 million related to the termination of a licensing agreement, net of charges for related equipment writeoffs and capacity adjustments, and (2) charges totaling $16.3 million for the settlement of certain environmental litigation and severance costs at certain international affiliates. These items increased (decreased) EBIT as follows: Glass Containers, $(7.8) million; Other, $18.5 million; and eliminations and other retained costs, $(8.5) million.

Consolidated net sales for the first quarter of 1999 increased $208.5 million, or 19.0%, over the prior year. Net sales of the Glass Containers segment increased $60.7 million, or 7.5%, from 1998. The combined U.S. dollar sales of the segment's foreign affiliates increased over the prior year, reflecting the Asia Pacific glass container businesses recently acquired from BTR (which contributed approximately $133 million to first quarter 1999 U.S. dollar sales), partially offset by soft market conditions experienced by the Company's affiliates located in Latin America and Europe. Domestically, increased shipments of containers for beer producers more than offset lower shipments of food containers, including tea and juice bottles. Net sales of the Plastics Packaging segment increased $152.7 million, or 58.1%, over 1998, reflecting the plastics businesses recently acquired from BTR (which contributed approximately $143 million to first quarter 1999 U.S. dollar sales), and increased unit shipments of closures and prescription containers. The Other segment net sales comparison to prior year was adversely affected by the end of the first quarter 1998 termination of a license agreement under which the Company had produced plastic multipack carriers for beverage cans.

Excluding the effects of the 1998 unusual items, segment EBIT for 1999 increased $49.0 million, or 28.4%, to $221.7 million from 1998 segment EBIT of $172.7 million. EBIT of the Glass Containers segment, excluding the 1998 unusual items, increased $16.5 million to $140.3 million, compared to $123.8 million in 1998. The Asia Pacific glass container businesses recently acquired from BTR contributed approximately $35 million to first quarter 1999 U.S. dollar EBIT. The contributions of the acquired businesses were partially offset by soft market conditions for most of the affiliates located in Europe and Latin America. The adverse economic conditions in Latin America and Eastern Europe and the weaker than normal conditions in other parts of Europe are continuing into the second quarter. As a result, second quarter 1999 operating results of the Company's affiliates located in these geographic areas may be below those reported in the same 1998 period. Domestically, Glass Container EBIT increased from 1998 as a result of increased shipments. The EBIT of the Plastics Packaging segment increased $33.9 million, or 74.0%, compared to 1998. Contributing to this increase were the plastics businesses recently acquired from BTR (which contributed approximately $22 million to first quarter 1999 EBIT), increased shipments of closures for beverage and health care products, and strong demand for prescription packaging, including the new 1-Clic(TM) prescription vial. The Other segment EBIT, excluding the 1998 unusual items, was lower due to lower shipments of labels and plastic multipack carriers for beverage cans.

The first quarter of 1998 results include the following unusual items: (1) a tax benefit of $15.1 million to adjust net deferred income tax liabilities as a result of a reduction in Italy's statutory income tax rate; (2) a gain of $18.5 million ($11.4 million aftertax) related to the termination of a license agreement, net of charges for related equipment writeoffs and capacity adjustments, under which the Company had produced plastic multipack carriers for beverage cans; and (3) charges of $16.3 million ($10.1 million aftertax) for the settlement of certain environmental litigation and severance costs at certain international affiliates.

Capital Resources and Liquidity

The Company's total debt at March 31, 1999 was $5.95 billion, compared to $5.92 billion at December 31, 1998 and $3.39 billion at March 31, 1998.

At March 31, 1999, the Company had available credit totaling $4.5 billion under its agreement with a group of banks ("Bank Credit Agreement") expiring in December 2001, of which $727.7 million had not been utilized. At December 31, 1998, the Company had $731.0 million of credit which had not been utilized under the Bank Credit Agreement. Cash provided by operating activities was $11.7 million for the first three months of 1999 compared to $42.2 million for the first three months of 1998. On April 1, 1999, the Company received cash consideration of approximately $280 million from the sale of (1) Rockware (see
Note 6 to the financial statements), and (2) its domestic glass container manufacturing plant which was dedicated principally to the production of borosilicate pharmaceutical glassware. The cash received from these transactions was utilized for the reduction of debt and general corporate purposes.

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

In May 1999, the Company announced that its Board of Directors authorized management to repurchase up to 10 million shares of the Company's common stock. Such repurchases may occur from time to time on the open market depending on market conditions and other considerations. The Company believes that cash flows from its operations and from utilization of credit available under the Bank Credit Agreement will be sufficient to fund such repurchases in addition to the obligations mentioned in the previous paragraph.

Year 2000

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

The Company has completed the inventorying/identification and the assessment and solution definition phases of the Project. Activities involving the remaining phases of remediation/conversion, acceptance testing, and implementation are ongoing and will continue into the second half of calendar year 1999. The Company expects to have its critical IT and non-IT systems Year 2000 compliant by September 1999.

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

Costs

The Company is utilizing both internal and external resources to reprogram or replace, test, and implement the software and equipment for Year 2000 modifi-cations. The total cost associated with the Project, including certain previously scheduled replacements of software and equipment which have been accelerated due to Year 2000 issues, is estimated to be approximately $75 million and is being funded through operating cash flows. The majority of these costs are attributable to the purchase of new software and operating equipment, and will therefore, be capitalized. To date, the Company has incurred approximately $30 million related to all phases of the Project.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

The Bank Credit Agreement provides, among other things, a $1.75 billion offshore revolving loan facility which is available to certain of the Company's foreign subsidiaries and denominated in certain foreign currencies. For further information about the facility and related foreign currency loan amounts outstanding, see Note 3 to the financial statements.



Cautionary Statement Concerning Forward-Looking Statements.

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

Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits:

               Exhibit 12 Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

               Exhibit 23    Consent of McCarter & English, LLP.

               Exhibit 27    Financial Data Schedule.

          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed by the Registrant during the first quarter of 1999.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               OWENS-ILLINOIS, INC.


Date May 14, 1999           By /s/ David G. Van Hooser
     ------------              ----------------------------------------------
                               David G. Van Hooser, Senior Vice President and
                               Chief Financial Officer (Principal Financial
                               Officer)

                               INDEX TO EXHIBITS


Exhibits
--------
  12 Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

  23         Consent of McCarter & English, LLP

  27         Financial Data Schedule