Form 10-Q
period 1999-06-30
OWENS ILLINOIS INC /DE/
filed 1999-08-13
CIK 812074

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549

(Mark one)                         FORM 10-Q

  (x)       Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                        For Quarter Ended June 30, 1999
                                      or
  ( )      Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
      requirements for the past 90 days.  Yes  X    No
                                              ---
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Owens-Illinois, Inc. $.01 par value common stock - 155,848,339 shares at July 31, 1999.

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

                             OWENS-ILLINOIS, INC.
                 CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
                   Three months ended June 30, 1999 and 1998
           (Millions of dollars, except share and per share amounts)

                                                           1999          1998
Revenues:                                              --------      --------
  Net sales                                            $1,423.1      $1,385.0
  Royalties and net technical assistance                    7.2           7.1
  Equity earnings                                           4.5           4.5
  Interest                                                  7.7           8.6
  Other                                                    73.1          27.1
                                                       --------      --------
                                                        1,515.6       1,432.3
Costs and expenses:
  Manufacturing, shipping, and delivery                 1,068.4       1,031.6
  Research and development                                 10.1           8.9
  Engineering                                               8.2           8.4
  Selling and administrative                               72.6          64.7
  Interest                                                103.8          99.1
  Other                                                    64.0          35.1
                                                       --------      --------
                                                        1,327.1       1,247.8
                                                       --------      --------
Earnings before items below                               188.5         184.5

Provision for income taxes                                 72.2          62.0

Minority share owners' interests in earnings
  of subsidiaries                                           5.4           7.5
                                                       --------      --------
Earnings before extraordinary items                       110.9         115.0

Extraordinary charges from early extinguishment
  of debt, net of applicable income taxes                               (14.1)
                                                       --------      --------
Net earnings                                           $  110.9      $  100.9
                                                       ========      ========
Basic earnings per share of common stock:
  Earnings before extraordinary items                  $   0.68      $   0.76
  Extraordinary charges                                                 (0.10)
                                                       --------      --------
  Net earnings                                         $   0.68      $   0.66
                                                       ========      ========
Weighted average shares outstanding (thousands)         155,873       148,278
                                                        =======       =======
Diluted earnings per share of common stock:
  Earnings before extraordinary items                  $   0.67      $   0.75
  Extraordinary charges                                                 (0.09)
                                                       --------      --------
  Net earnings                                         $   0.67      $   0.66
                                                       ========      ========
Weighted diluted average shares (thousands)             165,976       153,942
                                                        =======       =======
                            See accompanying notes.

                             OWENS-ILLINOIS, INC.
                 CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
                    Six months ended June 30, 1999 and 1998
           (Millions of dollars, except share and per share amounts)

                                                           1999          1998
Revenues:                                              --------      --------
  Net sales                                            $2,730.1      $2,483.5
  Royalties and net technical assistance                   14.2          13.2
  Equity earnings                                           9.0           9.2
  Interest                                                 13.5          14.5
  Other                                                   102.1          70.1
                                                       --------      --------
                                                        2,868.9       2,590.5
Costs and expenses:
  Manufacturing, shipping, and delivery                 2,068.2       1,892.7
  Research and development                                 19.7          16.6
  Engineering                                              17.6          16.4
  Selling and administrative                              139.2         127.1
  Interest                                                209.0         164.3
  Other                                                   107.5          71.8
                                                       --------      --------
                                                        2,561.2       2,288.9
                                                       --------      --------
Earnings before items below                               307.7         301.6

Provision for income taxes                                118.4          90.8

Minority share owners' interests in earnings
  of subsidiaries                                           9.1          15.4
                                                       --------      --------
Earnings before extraordinary items                       180.2         195.4

Extraordinary charges from early extinguishment
  of debt, net of applicable income taxes                               (14.1)
                                                       --------      --------
Net earnings                                           $  180.2      $  181.3
                                                       ========      ========
Basic earnings per share of common stock:
  Earnings before extraordinary items                  $   1.09      $   1.33
  Extraordinary charges                                                 (0.10)
                                                       --------      --------
  Net earnings                                         $   1.09      $   1.23
                                                       ========      ========
Weighted average shares outstanding (thousands)         155,742       144,470
                                                        =======       =======
Diluted earnings per share of common stock:
  Earnings before extraordinary items                  $   1.08      $   1.32
  Extraordinary charges                                                 (0.10)
                                                       --------      --------
  Net earnings                                         $   1.08      $   1.22
                                                       ========      ========
Weighted diluted average shares (thousands)             157,249       148,195
                                                        =======       =======
                            See accompanying notes.

                              OWENS-ILLINOIS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              June 30, 1999, December 31, 1998, and June 30, 1998
                             (Millions of dollars)

                                              June 30,   Dec. 31,   June 30,
                                                1999       1998       1998
                                              ---------  ---------  ---------
Assets
Current assets:
  Cash, including time deposits               $   270.8  $   271.4  $   322.5
  Short-term investments, at cost which
    approximates market                            30.5       21.1       23.0
  Receivables, less allowances for losses
    and discounts ($51.1 at June 30, 1999,
    $56.9 at December 31, 1998, and
    $44.0 at June 30, 1998)                       894.6      877.7      878.3
  Inventories                                     861.5      838.1      815.6
  Prepaid expenses                                179.6      168.8      165.2
                                              ---------  ---------  ---------
      Total current assets                      2,237.0    2,177.1    2,204.6

Investments and other assets:
  Equity investments                              183.1      195.3      142.0
  Repair parts inventories                        245.5      254.2      254.2
  Prepaid pension                                 732.0      686.1      687.6
  Insurance receivable for
    asbestos-related costs                        212.2      212.8      222.6
  Deposits, receivables, and other assets         533.4      383.7      343.9
  Net assets held for sale                                   409.6      535.0
  Excess of purchase cost over net assets
    acquired, net of accumulated
    amortization ($453.8 at June 30,
    1999, $405.3 at December 31, 1998,
    and $348.0 at June 30, 1998)                3,329.8    3,314.9    3,148.2
                                              ---------  ---------  ---------
      Total other assets                        5,236.0    5,456.6    5,333.5

Property, plant, and equipment, at cost         5,419.8    5,394.1    5,168.4
Less accumulated depreciation                   2,055.2    1,967.1    1,807.1
                                              ---------  ---------  ---------
  Net property, plant, and equipment            3,364.6    3,427.0    3,361.3
                                              ---------  ---------  ---------
Total assets                                  $10,837.6  $11,060.7  $10,899.4
                                              =========  =========  =========

                                              June 30,   Dec. 31,   June 30,
                                                1999       1998       1998
                                              ---------  ---------  ---------
Liabilities and Share Owners' Equity
Current liabilities:
  Short-term loans and long-term debt
    due within one year                       $   226.0  $   249.5  $   238.4
  Current portion of asbestos-related
    liabilities                                    85.0       85.0       70.0
  Accounts payable and other liabilities          945.8      992.6      944.6
                                              ---------  ---------  ---------
    Total current liabilities                   1,256.8    1,327.1    1,253.0

Long-term debt                                  5,517.4    5,667.2    5,694.1

Deferred taxes                                    358.2      325.0      305.9

Nonpension postretirement benefits                325.7      338.4      343.5

Other liabilities                                 635.5      690.4      464.1

Commitments and contingencies

Minority share owners' interests                  223.4      240.6      288.4

Share owners' equity:
  Convertible preferred stock, par value
    $.01 per share, liquidation preference
    $50 per share, 9,050,000 shares
    authorized, issued and outstanding            452.5      452.5      452.5
  Exchangeable preferred stock                     12.9       18.3       20.1
  Common stock, par value $.01 per share
    (156,297,439 shares outstanding
     at June 30, 1999; 155,450,173 at
     December 31, 1998, and
     155,317,512 at June 30, 1998)                  1.6        1.5        1.5
  Capital in excess of par value                2,192.1    2,183.1    2,180.2
  Retained earnings                               176.8        7.3       91.0
  Accumulated other comprehensive income         (315.3)    (190.7)    (194.9)
                                              ---------  ---------  ---------
      Total share owners' equity                2,520.6    2,472.0    2,550.4
                                              ---------  ---------  ---------
Total liabilities and share owners' equity    $10,837.6  $11,060.7  $10,899.4
                                              =========  =========  =========


                            See accompanying notes.

                              OWENS-ILLINOIS, INC.
                       CONDENSED CONSOLIDATED CASH FLOWS
                    Six months ended June 30, 1999 and 1998
                             (Millions of dollars)

                                                            1999        1998
Cash flows from operating activities:                    -------   ---------
  Earnings before extraordinary items                    $ 180.2   $   195.4
  Non-cash charges (credits):
    Depreciation                                           198.8       166.5
    Amortization of deferred costs                          69.6        41.5
    Restructuring costs, write-offs of certain
      assets and settlement of environmental
      litigation                                            20.8        16.3
    Gains on asset sales                                   (40.8)      (18.5)
    Other                                                  (35.4)      (26.8)
  Change in non-current operating assets                   (23.3)      (12.0)
  Asbestos-related payments                                (68.0)      (42.0)
  Asbestos-related insurance proceeds                         .6        16.7
  Reduction of non-current liabilities                     (13.7)       (2.7)
  Change in components of working capital                 (154.7)     (159.5)
                                                         -------   ---------
    Cash provided by operating activities                  134.1       174.9

Cash flows from investing activities:
  Additions to property, plant, and equipment             (261.4)     (242.4)
  Acquisitions, net of cash acquired                       (14.6)   (3,523.1)
  Net cash proceeds from divestitures                      311.7        37.7
                                                         -------   ---------
    Cash provided by (utilized in) investing
      activities                                            35.7    (3,727.8)

Cash flows from financing activities:
  Additions to long-term debt                              259.1     5,154.0
  Repayments of long-term debt                            (415.0)   (2,561.5)
  Increase in short-term loans                               1.0        52.5
  Payment of convertible preferred stock dividends         (10.7)
  Issuance of common stock                                   2.3       639.7
  Issuance of convertible preferred stock                              439.6
  Payment of finance fees and debt retirement costs                    (61.5)
                                                         -------   ---------
    Cash provided by (utilized in) financing
      activities                                          (163.3)    3,662.8

Effect of exchange rate fluctuations on cash                (7.1)       (5.6)
                                                         -------   ---------
Increase (decrease) in cash                                  (.6)      104.3

Cash at beginning of period                                271.4       218.2
                                                         -------   ---------
Cash at end of period                                    $ 270.8   $   322.5
                                                         =======   =========

                            See accompanying notes.

                             OWENS-ILLINOIS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Tabular data in millions of dollars,
                      except share and per share amounts

1.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:
-----------------------------------------------------------------------------
                                                       Three months ended
                                                            June 30,
                                                       ----------------------
                                                          1999           1998
Numerator:                                              ------         ------
  Earnings before extraordinary items                   $110.9         $115.0
  Preferred stock dividends:
    Convertible                                           (5.4)          (2.4)
    Exchangeable                                           (.2)           (.3)
-----------------------------------------------------------------------------
                                                          (5.6)          (2.7)
  Numerator for basic earnings per
    share - income available to common
    share owners                                         105.3          112.3
  Effect of dilutive securities -
    preferred stock dividends                              5.6            2.7
-----------------------------------------------------------------------------
    Numerator for diluted earnings per
    share - income available to common
    share owners after assumed
    exchanges of preferred stock
    for common stock                                    $110.9         $115.0
=============================================================================
Denominator:
  Denominator for basic earnings per
    share - weighted average
    shares outstanding                             155,872,886    148,278,037
  Effect of dilutive securities:
    Stock options and other                            866,715      1,147,374
    Exchangeable preferred stock                       646,778        646,958
    Convertible preferred stock                      8,589,355      3,869,929
-----------------------------------------------------------------------------
  Dilutive potential common shares                  10,102,848      5,664,261
-----------------------------------------------------------------------------
    Denominator for diluted earnings
    per share - adjusted weighted
    average shares and assumed
    exchanges of preferred stock for
    common stock                                   165,975,734    153,942,298
=============================================================================
Basic earnings per share                                 $0.68          $0.76
=============================================================================
Diluted earnings per share                               $0.67          $0.75
=============================================================================

Options to purchase 2,924,956 weighted average shares of common stock which were outstanding during the three months ended June 30, 1999 were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

-----------------------------------------------------------------------------
                                                        Six months ended
                                                            June 30,
                                                        ---------------------
                                                          1999           1998
Numerator:                                              ------         ------
  Earnings before extraordinary items                   $180.2         $195.4
  Preferred stock dividends:
    Convertible                                          (10.7)          (2.4)
    Exchangeable                                           (.5)           (.7)
-----------------------------------------------------------------------------
                                                         (11.2)          (3.1)

  Numerator for basic earnings per
    share - income available to common
    share owners                                         169.0          192.3
  Effect of dilutive securities -
    preferred stock dividends                               .5            3.1
-----------------------------------------------------------------------------
    Numerator for diluted earnings per
    share - income available to common
    share owners after assumed
    exchanges of preferred stock
    for common stock                                    $169.5         $195.4
=============================================================================
Denominator:
  Denominator for basic earnings per
    share - weighted average
    shares outstanding                             155,742,442    144,470,231
  Effect of dilutive securities:
    Stock options and other                            754,385      1,114,612
    Exchangeable preferred stock                       751,961        674,954
    Convertible preferred stock                                     1,934,965
-----------------------------------------------------------------------------
  Dilutive potential common shares                   1,506,346      3,724,531
-----------------------------------------------------------------------------
    Denominator for diluted earnings
    per share - adjusted weighted
    average shares and assumed
    exchanges of preferred stock for
    common stock                                   157,248,788    148,194,762
=============================================================================
Basic earnings per share                                 $1.09          $1.33
=============================================================================
Diluted earnings per share                               $1.08          $1.32
=============================================================================

The Convertible preferred stock was not included in the computation of six months ended June 30, 1999 diluted earnings per share since the result would have been antidilutive. Options to purchase 2,929,152 weighted average shares of common stock which were outstanding during the six months ended June 30, 1999 were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

2.  Inventories

Major classes of inventory are as follows:
                                            June 30,    Dec. 31,   June 30,
                                              1999        1998       1998
                                            --------    --------   --------
  Finished goods                              $634.7      $608.9     $591.9
  Work in process                               29.7        35.0       35.7
  Raw materials                                122.9       123.6      119.4
  Operating supplies                            74.2        70.6       68.6
                                              ------      ------     ------
                                              $861.5      $838.1     $815.6
                                              ======      ======     ======

3.  Long-Term Debt

The following table summarizes the long-term debt of the Company:
---------------------------------------------------------------------------
                                            June 30,    Dec. 31,   June 30,
                                              1999        1998       1998
Bank Credit Agreement:                      --------    --------   --------
  Revolving Credit Facility:
    Revolving Loans                         $2,257.1    $2,207.0   $1,820.0
      Offshore Loans:
        1.39 billion (1.39 billion at
          December 31, 1998 and June 30,
          1998) Australian dollars             905.9       874.0      902.7
        235 million (333 million at
          December 31, 1998 and June 30,
          1998) British pounds                 380.3       549.8      556.1
        111 billion (129 billion and 194
          billion at December 31, 1998 and
          June 30, 1998, respectively)
          Italian lira                          59.9        77.0      110.6
    Bid Rate Loans                              15.0                   60.0
    Term Loan                                                         342.0
Senior Notes:
  7.85%, due 2004                              300.0       300.0      300.0
  7.15%, due 2005                              350.0       350.0      350.0
  8.10%, due 2007                              300.0       300.0      300.0
  7.35%, due 2008                              250.0       250.0      250.0
Senior Debentures:
  7.50%, due 2010                              250.0       250.0      250.0
  7.80%, due 2018                              250.0       250.0      250.0
Other                                          270.3       350.6      285.2
---------------------------------------------------------------------------
                                             5,588.5     5,758.4    5,776.6
  Less amounts due within one year              71.1        91.2       82.5
---------------------------------------------------------------------------
                                            $5,517.4    $5,667.2   $5,694.1
===========================================================================

In April 1998, the Company entered into the Second Amended and Restated Credit Agreement (the "Bank Credit Agreement" or "Agreement") with a group of banks which expires on December 31, 2001. The Agreement provides for a $4.5 billion revolving credit facility (the "Revolving Credit Facility"), which includes a $1.75 billion fronted offshore loan revolving facility (the "Offshore Facility") denominated in certain foreign currencies, subject to certain sublimits, available to certain of the Company's foreign subsidiaries. The Agreement includes an Overdraft Account facility providing for aggregate borrowings up to $100 million which reduce the amount available for borrowing under the Revolving Credit Facility. In addition, the terms of the Bank Credit Agreement permit the Company to request Bid Rate Loans from banks participating in the Agreement. Borrowings outstanding under Bid Rate Loans are limited to $750 million and reduce the amount available for borrowing under the Revolving Credit Facility. The Agreement also provides for the issuance of letters of credit totaling up to $500 million, which also reduce the amount available for borrowing under the Revolving Credit Facility. At June 30, 1999, the Company had unused credit of $831.4 million available under the Bank Credit Agreement.

Borrowings under the Revolving Loans commitment bear interest, at the Company's option, at the prime rate or a reserve adjusted Eurodollar rate. Loans under the Offshore Facility bear interest, at the applicable borrower's option, at the applicable Offshore Base Rate (as defined in the Bank Credit Agreement). Borrowings under the Revolving Credit Facility also bear a margin linked to the Company's Consolidated Leverage Ratio, as defined in the Agreement. The margin is currently .500% and is limited to a range of .275% to 1.000%. Overdraft Account loans bear interest at the prime rate minus the facility fee percentage, defined below. The weighted average interest rate on borrowings outstanding under the Revolving Loans commitment at June 30, 1999, was 5.57%. The weighted average interest rate on borrowings outstanding under the Offshore Facility at June 30, 1999, was 5.43%. While no compensating balances are required by the Agreement, the Company must pay a facility fee on the Revolving Credit Facility commitments. The facility fee, currently .250%, is limited to a range of .125% and .500%, based on the Company's Consolidated Leverage Ratio.

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

4.  Cash Flow Information

Interest paid in cash aggregated $180.7 million and $149.6 million for the six months ended June 30, 1999 and June 30, 1998, respectively. Income taxes paid in cash totaled $22.9 million and $19.4 million for the six months ended
June 30, 1999 and June 30, 1998, respectively. In connection with the sale of Rockware described in Note 6, the Company received notes of approximately $135 million.

5.  Comprehensive Income

The Company's components of comprehensive income are net earnings and foreign currency translation adjustments. Total comprehensive income for the three month periods ended June 30, 1999 and 1998 amounted to $113.4 million and $101.2 million, respectively. Total comprehensive income for the six month periods ended June 30, 1999 and 1998 amounted to $55.6 million and $134.4 million, respectively.

6. Acquisition of Worldwide Packaging Businesses of BTR plc and Net Assets Held for Sale

On April 30, 1998, the Company completed the acquisition of the worldwide glass and plastics packaging businesses of BTR plc ("BTR Packaging") in an all cash transaction valued at approximately $3.6 billion (the "Acquisition").
The Acquisition is being accounted for under the purchase method of accounting. The total purchase cost of approximately $3.6 billion will be allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values. Such allocations will be based upon valuations which have not been finalized. Accordingly, the allocation of the purchase consideration included in the accompanying Condensed Consolidated Balance Sheets is preliminary.

In connection with the Acquisition, the Company committed to sell BTR's United Kingdom glass container manufacturer ("Rockware") obtained in the transaction. Early in the second quarter of 1999, the Company completed the sale of Rockware to a subsidiary of Ardagh plc, the Irish glass container manufacturer based in Dublin, Ireland, for total consideration of 240 million pounds sterling (approximately $390 million). The accompanying Condensed Consolidated Results of Operations exclude Rockware and related financing costs. The carrying value was based upon estimated future cash flows associated with the assets. Proceeds from the sale of Rockware were used for the reduction of debt and for general corporate purposes.

7.  Pro Forma Information - Acquisition of BTR Packaging

Had the acquisition of BTR Packaging described in Note 6 and the related financing occurred on January 1, 1998, unaudited pro forma consolidated net sales, net earnings, and net earnings per share of common stock would have been as follows:

                                    Six Months ended June 30, 1998
                         ----------------------------------------------------
                            As      BTR Packaging    Financing     Pro Forma
                         Reported     Adjusted      Adjustments   As Adjusted
                         --------   -------------   -----------   -----------
Net Sales                $2,483.5      $384.1                      $2,867.6
                         ========                                  ========
Net Earnings               $195.4       $31.9         $(33.2)        $194.1
                           ======                                    ======
Basic net earnings per
  share of common stock     $1.33                                     $1.18
                            =====                                     =====
Basic weighted average
  shares outstanding
  (thousands)             144,470                                   155,190

Diluted net earnings per
  share of common stock     $1.32                                     $1.17
                            =====                                     =====
Diluted weighted average
  shares outstanding
  (thousands)             148,195                                   156,980

Shares of common stock issuable upon conversion of the Convertible preferred stock in the pro forma period were not included in the computation of pro forma diluted earnings per share because the effect would have been antidilutive.

The pro forma data does not purport to represent what the results of operations would actually have been if the Acquisition and the related financing had in fact occurred on the date indicated, or to project results of operations for any future period.

8.  Extraordinary Charges from Early Extinguishment of Debt

During the second quarter of 1998, the Company used proceeds from the May 1998 sale of shares of common stock, convertible preferred stock, and the issuance of debt for the early retirement of debt incurred in connection with the Acquisition. As a result, the Company recorded extraordinary charges for the write-off of unamortized deferred finance fees totaling $22.8 million, net of applicable income taxes of $8.7 million.

9.  Contingencies

The Company is one of a number of defendants (typically 10 to 20) in a substantial number of lawsuits filed in numerous state and federal courts by persons alleging bodily injury (including death) as a result of exposure to dust from asbestos fibers. From 1948 to 1958, one of the Company's former business units commercially produced and sold approximately $40 million of a high-temperature, clay-based insulating material containing asbestos. The Company exited the insulation business in April 1958. The traditional asbestos personal injury lawsuits and claims relating to such production and sale of asbestos material typically allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and punitive damages in various amounts (herein referred to as "asbestos claims"). As of June 30, 1999, the Company estimates that it is a named defendant in asbestos claims involving approximately 18,000 plaintiffs and claimants.

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

As a result of payments and commitments that have been made by reinsurers pursuant to the OIL Settlement and the earlier settlement agreements described above in the United Insurance case and certain other available insurance, the Company has to date confirmed coverage for its asbestos-related costs of approximately $314.5 million. Of the total amount confirmed to date, $297.8 million had been received through June 30, 1999; and the balance of approximately $16.7 million will be received throughout 1999 and the next several years. The remainder of the insurance asset of approximately $195.5 million relates principally to the reinsurers who have not yet paid, and continue to contest, their reinsurance obligations under the OIL Settlement.

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

Based on all the factors and matters relating to the Company's asbestos-related litigation and claims, the Company presently believes that its asbestos-related costs and liabilities will not exceed by a material amount the sum of the available insurance reimbursement the Company believes it has and will have principally as a result of the United Insurance case, and the OIL Settlement, as described above, and the amount of the charges for asbestos-related costs previously recorded.

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

Financial information for the three month periods ended June 30, 1999 and 1998 regarding the Company's product segments is as follows:
-----------------------------------------------------------------------------
                                                          Elimina-
                                                           tions
                                                 Total      and     Consoli-
                   Glass      Plastics          Product    Other     dated
                 Containers  Packaging   Other  Segments  Retained   Totals
-----------------------------------------------------------------------------
Net sales:
  June 30, 1999      $962.2     $441.3   $19.6  $1,423.1             $1,423.1
  June 30, 1998       976.7      385.2    23.1   1,385.0              1,385.0
=============================================================================
EBIT, excluding unusual items:
  June 30, 1999      $171.5     $ 86.4   $ 2.0  $  259.9      $4.7   $  264.6
  June 30, 1998       193.3       75.0     5.0     273.3       1.7      275.0
=============================================================================
Unusual items:
  June 30, 1999:
   Gains related
    to the sales of
    two manufactur-
    ing facilities   $ 40.8                     $   40.8             $   40.8
   Charges related
    principally to
    restructuring
    costs and write-
    offs of certain
    assets in
    Europe and
    South America     (20.8)                       (20.8)               (20.8)
=============================================================================

The reconciliation of EBIT to consolidated totals for the three month periods ended June 30, 1999 and 1998 is as follows:
-----------------------------------------------------------------------------
                                              June 30, 1999     June 30, 1998
-----------------------------------------------------------------------------
EBIT:
  EBIT, excluding unusual items for
    reportable segments                              $259.9            $273.3
  Unusual items excluded from reportable
    segment information                                20.0
  Eliminations and other retained                       4.7               1.7

  Net interest expense                                (96.1)            (90.5)
-----------------------------------------------------------------------------
  Earnings before income taxes, minority
    share owners' interests in earnings of
    subsidiaries, and extraordinary items            $188.5            $184.5
=============================================================================

Financial information for the six month periods ended June 30, 1999 and 1998 regarding the Company's product segments is as follows:
-----------------------------------------------------------------------------
                                                          Elimina-
                                                           tions
                                                 Total      and     Consoli-
                   Glass      Plastics          Product    Other     dated
                 Containers  Packaging   Other  Segments  Retained   Totals
-----------------------------------------------------------------------------
Net sales:
  June 30, 1999    $1,835.3     $856.6   $38.2  $2,730.1             $2,730.1
  June 30, 1998     1,789.1      647.8    46.6   2,483.5              2,483.5
=============================================================================
EBIT, excluding unusual items:
  June 30, 1999    $  311.8     $166.1   $ 3.7  $  481.6      $1.6   $  483.2
  June 30, 1998       317.1      120.8     8.1     446.0       3.2      449.2
=============================================================================
Unusual items:
  June 30, 1999:
   Gains related
    to the sales of
    two manufactur-
    ing facilities   $ 40.8                     $   40.8             $   40.8
   Charges related
    principally to
    restructuring
    costs and write-
    offs of certain
    assets in
    Europe and
    South America     (20.8)                       (20.8)               (20.8)

  June 30, 1998:
   Gain on ter-
    mination of
    license
    agreement                            $18.5      18.5                 18.5
   Charges for
    restructuring
    costs at
    certain
    international
    affiliates        (7.8)                         (7.8)                (7.8)
   Settlement of
    certain
    environmental
    litigation                                               $(8.5)      (8.5)
=============================================================================

The reconciliation of EBIT to consolidated totals for the six month periods ended June 30, 1999 and 1998 is as follows:
-----------------------------------------------------------------------------
                                              June 30, 1999     June 30, 1998
-----------------------------------------------------------------------------
EBIT:
  EBIT, excluding unusual items for
    reportable segments                              $481.6            $446.0
  Unusual items excluded from reportable
    segment information                                20.0              10.7
  Eliminations and other retained,
    excluding unusual items                             1.6               3.2
  Unusual items excluded from eliminations
    and other retained                                                   (8.5)

  Net interest expense                               (195.5)           (149.8)
-----------------------------------------------------------------------------
  Earnings before income taxes, minority
    share owners' interests in earnings of
    subsidiaries, and extraordinary items            $307.7            $301.6
=============================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations - Second Quarter 1999 compared with Second Quarter 1998

The Company recorded earnings before extraordinary items of $110.9 million for the second quarter of 1999 compared to $115.0 million for the second quarter of 1998, a decrease of $4.1 million, or 3.6%. Excluding the effects of the 1999 unusual items discussed below, the Company's second quarter 1999 earnings before extraordinary items of $101.3 million decreased $13.7 million, or 11.9%, from 1998 second quarter earnings before extraordinary items of $115.0 million. The second quarters of 1999 and 1998 include amounts relating to the April 30, 1998 acquisition of the worldwide glass and plastics packaging businesses of BTR plc. Consolidated EBIT for the second quarter of 1999, excluding unusual items, was $264.6 million, a decrease of $10.4 million, or 3.8%, compared to second quarter of 1998 EBIT of $275.0 million. The decrease is attributable to lower EBIT for the Glass Containers segment. The decrease in minority share owners' interests in earnings of subsidiaries resulted from lower net earnings of certain foreign affiliates, principally the affiliate located in Colombia. Net earnings of $100.9 million for the second quarter of 1998 reflect $14.1 million of extraordinary charges from the early extinguishment of debt.

Capsule segment results (in millions of dollars) for the second quarter of 1999 and 1998 were as follows:
----------------------------------------------------------------------------
                                 Net sales
                         (Unaffiliated customers)            EBIT (a)
----------------------------------------------------------------------------
                              1999          1998          1999          1998
                          --------      --------      --------      --------
Glass Containers          $  962.2      $  976.7      $  191.5(b)   $  193.3
Plastics Packaging           441.3         385.2          86.4          75.0
Other                         19.6          23.1           2.0           5.0
----------------------------------------------------------------------------
Segment totals             1,423.1       1,385.0         279.9         273.3
  Eliminations and other
    retained costs                                         4.7           1.7
----------------------------------------------------------------------------
Consolidated totals       $1,423.1      $1,385.0      $  284.6      $  275.0
============================================================================

(a) EBIT consists of consolidated earnings before interest income, interest expense, provision for income taxes, minority share owners' interests in earnings of subsidiaries, and extraordinary items.

(b) EBIT for 1999 includes: (1) gains totaling $40.8 million related to the sales of a U.S. glass container plant and a mold manufacturing business in Colombia, and (2) charges totaling $20.8 million related principally to restructuring costs and write-offs of certain assets in Europe and South America.

Consolidated net sales for the second quarter of 1999 increased $38.1 million, or 2.8%, over the prior year. Net sales of the Glass Containers segment decreased $14.5 million, or 1.5%, from 1998. The combined U.S. dollar sales of the segment's foreign affiliates decreased over the prior year. Contributions of the Asia Pacific glass container businesses acquired from BTR on April 30, 1998 (an increase of approximately $50 million from second quarter 1998 to second quarter 1999) were more than offset by weak economic conditions in markets served by the Company's operations in Latin America and Europe. The effect of foreign currency movements reduced the second quarter 1999 U.S. dollar sales of the segment's foreign affiliates by approximately $30 million in comparison to second quarter 1998. Domestically, sales from increased shipments of containers for beer producers partially offset lower shipments of certain food containers and the adverse year to year comparative effects resulting from the April 1, 1999 sale of a specialized glass manufacturing facility. Net sales of the Plastics Packaging segment increased $56.1 million, or 14.6%, over 1998, reflecting the plastics businesses acquired on April 30, 1998 from BTR (an increase of approximately $48 million from second quarter 1998 to second quarter 1999), and increased unit shipments of closures and health care and personal care containers, partially offset by the effects of lower resin costs on pass-through arrangements with customers.

Excluding the effect of the 1999 unusual items, segment EBIT for 1999 decreased $13.4 million, or 4.9%, to $259.9 million from 1998 segment EBIT of $273.3 million. EBIT of the Glass Containers segment, excluding the 1999 unusual items, decreased $21.8 million to $171.5 million, compared to $193.3 million in 1998. EBIT of the Asia Pacific glass container businesses acquired from BTR on April 30, 1998 increased approximately $9 million from second quarter 1998 to second quarter 1999. The contributions of the acquired businesses were more than offset by soft market conditions for most of the affiliates located in Europe and Latin America. The adverse economic conditions in Latin America and Eastern Europe and the weaker than normal conditions in other parts of Europe are continuing into the third quarter. As a result, third quarter 1999 operating results of the Company's affiliates located in these geographic areas may be below those reported in the same 1998 period. Domestically, Glass Container EBIT increased from 1998 as a result of increased shipments of beer, food and liquor containers. The EBIT of the Plastics Packaging segment increased $11.4 million, or 15.2%, compared to 1998. Contributing to this increase were the plastics businesses acquired on April 30, 1998 from BTR (an increase of approximately $6 million from second quarter 1998 to second quarter 1999), increased shipments of closures, and strong demand for health care and personal care containers.

The second quarter of 1999 results include the following unusual items: (1) gains totaling $40.8 million ($23.6 million after tax and minority share owners' interests) related to the sales of a U.S. glass container plant and a mold manufacturing business in Colombia, and (2) charges totaling $20.8 million ($14.0 million after tax and minority share owners' interests) related principally to restructuring costs and write-offs of certain assets in Europe and South America.

First Six Months 1999 compared with First Six Months 1998

For the first six months of 1999, the Company recorded earnings before extraordinary items of $180.2 million compared to $195.4 million for the first six months of 1998. Excluding the effects of unusual items for both 1999 and 1998, the Company's first six months of 1999 earnings before extraordinary items of $170.6 million decreased $8.4 million, or 4.7%, from 1998 first six months earnings before extraordinary items of $179.0 million. The first six months of 1999 and 1998 includes amounts relating to the April 30, 1998 acquisition of the worldwide glass and plastics packaging businesses of BTR plc. Consolidated EBIT, excluding both the 1999 and 1998 unusual items, was $483.2 million for the first six months of 1999, an increase of $34.0 million, or 7.6%, compared to $449.2 million for the same 1998 period. The increase is attributable to higher EBIT for the Plastics Packaging segment. Interest expense, net of interest income, increased $45.7 million from the 1998 period due principally to the financings related to the acquisition of the BTR glass and plastics packaging businesses. The decrease in minority share owners' interests in earnings of subsidiaries resulted from lowated in Colombia.
The Company's estimated effective tax rate for the first six months of 1999 was 38.5%. This compares with an estimated rate of 35.1% for the first six months of 1998 and the actual rate of 37.3% for the full year 1998, excluding the effects of the adjustment to Italy's net deferred income tax liabilities discussed below and other unusual items. Increased goodwill amortization resulting from the acquisition of the former BTR packaging businesses is the primary reason for the 1999 increase. Net earnings of $181.3 million for the second quarter of 1998 reflect $14.1 million of extraordinary charges from the early extinguishment of debt.

Capsule segment results (in millions of dollars) for the first six months of 1999 and 1998 were as follows:
----------------------------------------------------------------------------
                                 Net sales
                         (Unaffiliated customers)            EBIT (a)
----------------------------------------------------------------------------
                              1999          1998          1999      1998 (c)
                          --------      --------      --------      --------
Glass Containers          $1,835.3      $1,789.1      $  331.8(b)   $  309.3
Plastics Packaging           856.6         647.8         166.1         120.8
Other                         38.2          46.6           3.7          26.6
----------------------------------------------------------------------------
Segment totals             2,730.1       2,483.5         501.6         456.7
  Eliminations and other
    retained costs                                         1.6          (5.3)
----------------------------------------------------------------------------
Consolidated totals       $2,730.1      $2,483.5      $  503.2      $  451.4
============================================================================

(a) EBIT consists of consolidated earnings before interest income, interest expense, provision for income taxes, minority share owners' interests in earnings of subsidiaries, and extraordinary items.

(b) EBIT for 1999 includes: (1) gains totaling $40.8 million related to the sales of a U.S. glass container plant and a mold manufacturing business in Colombia, and (2) charges totaling $20.8 million related principally to restructuring costs and write-offs of certain assets in Europe and South America. These items were recorded in the second quarter of 1999.

(c) EBIT for 1998 includes: (1) a gain of $18.5 million related to the termination of a licensing agreement, net of charges for related equipment writeoffs and capacity adjustments, and (2) charges totaling $16.3 million for the settlement of certain environmental litigation and severance costs at certain international affiliates. These items increased (decreased) EBIT as follows: Glass Containers, $(7.8) million; Other, $18.5 million; and Eliminations and other retained, $(8.5) million. These items were recorded in the first quarter of 1998.

Consolidated net sales for the first six months of 1999 increased $246.6 million, or 9.9%, over the prior year. Net sales of the Glass Containers segment increased $46.2 million, or 2.6%, over 1998. The combined U.S. dollar sales of the segment's foreign affiliates increased over the prior year, reflecting the Asia Pacific glass container businesses acquired from BTR on April 30, 1998 (an increase of approximately $185 million from first six months 1998 to first six months 1999). This increase was partially offset by weak economic conditions in markets served by the Company's operations in Latin America and Europe. The effect of foreign currency movements reduced the first six months of 1999 U.S. dollar sales of the segment's foreign affiliates by approximately $55 million in comparison to the first six months of 1998. Domestically, increased glass container units shipments of containers for the beer industry partially offset the adverse year to year comparative effects of the April 1, 1999 sale of a specialized glass manufacturing facility and lower shipments of food containers. Net sales of the Plastics Packaging segment increased $208.8 million, or 32.2%, over 1998, reflecting the plastics businesses acquired on April 30, 1998 from BTR (an increase of approximately $190 million from first six months 1998 to first six months 1999), and increased unit shipments of closures and prescription containers, partially offset by the effects of lower resin costs on pass-through arrangements with customers.

Segment EBIT for the first six months of 1999, excluding the 1999 and 1998 unusual items, increased $35.6 million, or 8.0%, to $481.6 million from first six months 1998 segment EBIT of $446.0 million. EBIT of the Glass Containers segment, excluding the 1999 and 1998 unusual items, decreased $5.3 million to $311.8 million, compared to $317.1 million in the first six months of 1998. EBIT of the Asia Pacific glass container businesses acquired from BTR on April 30, 1998 increased approximately $44 million from first six months of 1998 to first six months of 1999. The contributions of the acquired businesses were more than offset by soft market conditions for most of the affiliates located in Europe and Latin America. The adverse economic conditions in Latin America and Eastern Europe and the weaker than normal conditions in other parts of Europe are continuing into the third quarter. Domestically, Glass Container EBIT increased from the first six months of 1998 as a result of increased unit shipments and an improved cost structure. The EBIT of the Plastics Packaging segment increased $45.3 million, or 37.5%, compared to the first six months of

1998. Contributing to this increase were the plastics businesses acquired on April 30, 1998 from BTR (an increase of approximately $28 million from first six months 1998 to first six months 1999), increased shipments of closures for beverage and health care products, and strong demand for prescription packaging, including the new 1-Clic(TM) prescription vial. The Other segment EBIT comparison to prior year, excluding the 1998 unusual item, was adversely affected by the end of the first quarter 1998 termination of a license agreement under which the Company had produced plastic multipack carriers for beverage cans, and lower shipments of labels.

The first six months of 1998 results include the following unusual items: (1) a tax benefit of $15.1 million to adjust net deferred income tax liabilities as a result of a reduction in Italy's statutory income tax rate; (2) a gain of $18.5 million ($11.4 million aftertax) related to the termination of a license agreement, net of charges for related equipment writeoffs and capacity adjustments, under which the Company had produced plastic multipack carriers for beverage cans; and (3) charges of $16.3 million ($10.1 million aftertax) for the settlement of certain environmental litigation and severance costs at certain international affiliates.

Capital Resources and Liquidity

The Company's total debt at June 30, 1999 was $5.74 billion, compared to $5.92 billion at December 31, 1998 and $5.93 billion at June 30, 1998.

At June 30, 1999, the Company had available credit totaling $4.5 billion under its agreement with a group of banks ("Bank Credit Agreement") expiring in December 2001, of which $831.4 million had not been utilized. At December 31, 1998, the Company had $731.0 million of credit which had not been utilized under the Bank Credit Agreement. Cash provided by operating activities was $134.1 million for the first six months of 1999 compared to $174.9 million for the first six months of 1998.

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

In May 1999, the Company announced that its Board of Directors authorized management to repurchase up to 10 million shares of the Company's common stock. The Company did not repurchase any of its shares during the second quarter of 1999, but does intend to repurchase stock from time to time on the open market depending on market conditions and other considerations. The

Company believes that cash flows from its operations and from utilization of credit available under the Bank Credit Agreement will be sufficient to fund such repurchases in addition to the obligations mentioned in the previous paragraph.

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

The Company has completed the inventorying/identification and the assessment and solution definition phases of the Project. Activities involving the phases of remediation/conversion and acceptance testing are nearing completion, while the implementation phase is ongoing and will continue into the second half of calendar year 1999. The Company expects to have its critical IT and non-IT systems Year 2000 compliant by October 1999.

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

Costs
-----
The Company is utilizing both internal and external resources to reprogram or replace, test, and implement the software and equipment for Year 2000 modifi-cations. The total cost associated with the Project, including certain previously scheduled replacements of software and equipment which have been accelerated due to Year 2000 issues, is estimated to be approximately $75 million and is being funded through operating cash flows. The majority of these costs are attributable to the purchase of new software and operating equipment, and will therefore, be capitalized. To date, the Company has incurred approximately $45 million related to all phases of the Project.

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


Item 4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Owens-Illinois' share owners was held on May 12, 1999. Each of the three nominees for a three-year term on the Company's Board of Directors was elected by vote of the share owners as follows:
                                                                      Broker
         Name                  For        Withheld    Abstention    Non-Votes
---------------------      -----------    ---------   ----------    ---------
Edward A. Gilhuly          141,383,535    2,242,161    1,930,853        -
Robert J. Lanigan          134,446,948    9,178,748    1,930,853        -
John J. McMackin, Jr.      141,688,549    1,937,147    1,930,853        -

Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits:

               Exhibit 10.1 Amended and Restated 1997 Equity Participation Plan of Owens-Illinois, Inc.

               Exhibit 10.2 Form of Restricted Stock Agreement for use under the Amended and Restated 1997 Equity
                             Participation Plan of Owens-Illinois, Inc.

               Exhibit 10.3 Form of Phantom Stock Agreement for use under the Amended and Restated 1997 Equity Participation Plan of Owens-Illinois, Inc.

               Exhibit 12 Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

               Exhibit 23    Consent of McCarter & English, LLP.

               Exhibit 27    Financial Data Schedule.

          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed by the Registrant during the second quarter of 1999.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                OWENS-ILLINOIS, INC.


Date August 13, 1999         By /s/ David G. Van Hooser
     ---------------            ----------------------------------------------
                                David G. Van Hooser, Senior Vice President and
                                Chief Financial Officer (Principal Financial
                                Officer)

                               INDEX TO EXHIBITS


Exhibits
--------
  10.1       Amended and Restated 1997 Equity Participation Plan of Owens-
             Illinois, Inc.

  10.2 Form of Restricted Stock Agreement for use under the Amended and Restated 1997 Equity Participation Plan of Owens-Illinois, Inc.

  10.3 Form of Phantom Stock Agreement for use under the Amended and Restated 1997 Equity Participation Plan of Owens-Illinois, Inc.

  12 Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

  23         Consent of McCarter & English, LLP

  27         Financial Data Schedule