Form 10-Q
period 1999-09-30
OWENS ILLINOIS INC /DE/
filed 1999-11-12
CIK 812074

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549

(Mark one)                         FORM 10-Q

  (x)       Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                     For Quarter Ended September 30, 1999
                                      or
  ( )      Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

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

      Owens-Illinois, Inc. $.01 par value common stock - 150,124,709 shares at October 31, 1999.

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

                             OWENS-ILLINOIS, INC.
                 CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
                Three months ended September 30, 1999 and 1998
           (Millions of dollars, except share and per share amounts)

                                                           1999          1998
Revenues:                                              --------      --------
  Net sales                                            $1,426.2      $1,453.6
  Royalties and net technical assistance                    9.4           7.4
  Equity earnings                                           6.6           1.4
  Interest                                                  6.7           7.6
  Other                                                    30.9          30.7
                                                       --------      --------
                                                        1,479.8       1,500.7
Costs and expenses:
  Manufacturing, shipping, and delivery                 1,112.2       1,105.7
  Research and development                                 10.9           9.5
  Engineering                                               9.5           8.7
  Selling and administrative                               71.9          72.4
  Interest                                                106.1         103.5
  Other                                                    39.5          20.4
                                                       --------      --------
                                                        1,350.1       1,320.2
                                                       --------      --------
Earnings before items below                               129.7         180.5

Provision for income taxes                                 49.2          63.3

Minority share owners' interests in earnings
  of subsidiaries                                           3.0           3.6
                                                       --------      --------
Net earnings                                           $   77.5      $  113.6
                                                       ========      ========
Basic earnings per share of common stock               $   0.46      $   0.70
                                                       ========      ========
Weighted average shares outstanding (thousands)         154,918       155,346
                                                        =======       =======
Diluted earnings per share of common stock             $   0.46      $   0.69
                                                       ========      ========
Weighted diluted average shares (thousands)             156,283       165,629
                                                        =======       =======








                            See accompanying notes.

                             OWENS-ILLINOIS, INC.
                 CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
                 Nine months ended September 30, 1999 and 1998
           (Millions of dollars, except share and per share amounts)

                                                           1999          1998
Revenues:                                              --------      --------
  Net sales                                            $4,156.3      $3,937.1
  Royalties and net technical assistance                   23.6          20.6
  Equity earnings                                          15.6          10.6
  Interest                                                 20.2          22.1
  Other                                                   133.0         100.8
                                                       --------      --------
                                                        4,348.7       4,091.2
Costs and expenses:
  Manufacturing, shipping, and delivery                 3,180.4       2,998.4
  Research and development                                 30.6          26.1
  Engineering                                              27.1          25.1
  Selling and administrative                              211.1         199.5
  Interest                                                315.1         267.8
  Other                                                   147.0          92.2
                                                       --------      --------
                                                        3,911.3       3,609.1
                                                       --------      --------
Earnings before items below                               437.4         482.1

Provision for income taxes                                167.6         154.1

Minority share owners' interests in earnings
  of subsidiaries                                          12.1          19.0
                                                       --------      --------
Earnings before extraordinary items                       257.7         309.0

Extraordinary charges from early extinguishment
  of debt, net of applicable income taxes                               (14.1)
                                                       --------      --------
Net earnings                                           $  257.7      $  294.9
                                                       ========      ========
Basic earnings per share of common stock:
  Earnings before extraordinary items                  $   1.55      $   2.03
  Extraordinary charges                                                 (0.10)
                                                       --------      --------
  Net earnings                                         $   1.55      $   1.93
                                                       ========      ========
Weighted average shares outstanding (thousands)         155,465       148,135
                                                        =======       =======
Diluted earnings per share of common stock:
  Earnings before extraordinary items                  $   1.54      $   2.00
  Extraordinary charges                                                 (0.09)
                                                       --------      --------
  Net earnings                                         $   1.54      $   1.91
                                                       ========      ========
Weighted diluted average shares (thousands)             156,924       154,046
                                                        =======       =======
                            See accompanying notes.

                              OWENS-ILLINOIS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
         September 30, 1999, December 31, 1998, and September 30, 1998
                             (Millions of dollars)

                                             Sept. 30,   Dec. 31,   Sept. 30,
                                                1999       1998        1998
Assets                                       ---------   ---------  ---------
Current assets:
  Cash, including time deposits              $   205.5   $   271.4  $   294.0
  Short-term investments, at cost which
    approximates market                           29.3        21.1       23.1
  Receivables, less allowances for losses and
    discounts ($52.8 at September 30, 1999,
    $56.9 at December 31, 1998, and $39.6
    at September 30, 1998)                       918.7       877.7      830.0
  Inventories                                    851.6       838.1      801.3
  Prepaid expenses                               162.6       168.8      169.8
                                             ---------   ---------  ---------
      Total current assets                     2,167.7     2,177.1    2,118.2

Other assets:
  Equity investments                             194.5       195.3      190.1
  Repair parts inventories                       252.6       254.2      267.2
  Prepaid pension                                753.1       686.1      705.2
  Insurance receivable for
    asbestos-related costs                       209.5       212.8      217.5
  Deposits, receivables, and other assets        536.8       383.7      373.1
  Net assets held for sale                                   409.6      567.0
  Excess of purchase cost over net assets
    acquired, net of accumulated amortization
    ($478.1 at September 30, 1999, $405.3
    at December 31, 1998, and $381.2 at
    September 30, 1998)                        3,295.2     3,314.9    3,116.7
                                             ---------   ---------  ---------
      Total other assets                       5,241.7     5,456.6    5,436.8

Property, plant, and equipment, at cost        5,508.4     5,394.1    5,214.1
Less accumulated depreciation                  2,119.0     1,967.1    1,895.0
                                             ---------   ---------  ---------
  Net property, plant, and equipment           3,389.4     3,427.0    3,319.1
                                             ---------   ---------  ---------
Total assets                                 $10,798.8   $11,060.7  $10,874.1
                                             =========   =========  =========

                                             Sept. 30,   Dec. 31,   Sept. 30,
                                                1999       1998        1998
Liabilities and Share Owners' Equity         ---------   ---------  ---------
Current liabilities:
  Short-term loans and long-term debt
    due within one year                      $   246.5   $   249.5  $   231.8
  Current portion of asbestos-related
    liabilities                                   85.0        85.0       70.0
  Accounts payable and other liabilities         984.8       992.6      985.1
                                             ---------   ---------  ---------
    Total current liabilities                  1,316.3     1,327.1    1,286.9

Long-term debt                                 5,504.5     5,667.2    5,602.7

Deferred taxes                                   379.7       325.0      313.1

Nonpension postretirement benefits               319.4       338.4      337.7

Other liabilities                                579.7       690.4      411.8

Commitments and contingencies

Minority share owners' interests                 206.0       240.6      258.8

Share owners' equity:
  Convertible preferred stock, par value $.01
    per share, liquidation preference $50
    per share, 9,050,000 shares authorized,
    issued and outstanding                       452.5       452.5      452.5
  Exchangeable preferred stock                    12.9        18.3       20.1
  Common stock, par value $.01 per share,
    250,000,000 shares authorized,
    156,302,489 shares issued and outstanding,
    less 3,764,900 treasury shares at
    September 30, 1999 (155,450,173 issued and
    outstanding at December 31, 1998; and
    155,356,862 issued and outstanding
    at September 30, 1998)                         1.6         1.5        1.5
  Capital in excess of par value               2,192.5     2,183.1    2,181.1
  Treasury stock, at cost                        (84.9)
  Retained earnings                              248.9         7.3      199.5
  Accumulated other comprehensive income        (330.3)     (190.7)    (191.6)
                                             ---------   ---------  ---------
    Total share owners' equity                 2,493.2     2,472.0    2,663.1
                                             ---------   ---------  ---------
Total liabilities and share owners' equity   $10,798.8   $11,060.7  $10,874.1
                                             =========   =========  =========

                            See accompanying notes.

                             OWENS-ILLINOIS, INC.
                       CONDENSED CONSOLIDATED CASH FLOWS
                 Nine months ended September 30, 1999 and 1998
                             (Millions of dollars)
                                                             1999        1998
                                                        ---------   ---------
Cash flows from operating activities:
  Earnings before extraordinary items                   $   257.7   $   309.0
  Non-cash charges (credits):
    Depreciation                                            303.3       268.1
    Amortization of deferred costs                          104.7        73.1
    Restructuring costs, writeoffs of certain assets
      and settlement of environmental litigation             20.8        16.3
    Gains on asset sales                                    (40.8)      (18.5)
    Other                                                   (59.8)      (34.9)
  Change in non-current operating assets                    (36.7)      (45.0)
  Asbestos-related payments                                 (96.7)      (70.8)
  Asbestos-related insurance proceeds                         3.3        21.8
  Reduction of non-current liabilities                      (13.6)       (4.1)
  Change in components of working capital                  (106.5)     (103.3)
                                                        ---------   ---------
    Cash provided by operating activities                   335.7       411.7

Cash flows from investing activities:
  Additions to property, plant, and equipment              (421.3)     (377.3)
  Acquisitions, net of cash acquired                        (34.0)   (3,596.5)
  Net cash proceeds from divestitures                       318.5        40.6
                                                        ---------   ---------
    Cash utilized in investing activities                  (136.8)   (3,933.2)

Cash flows from financing activities:
  Additions to long-term debt                               311.0     5,160.6
  Repayments of long-term debt                             (495.3)   (2,631.2)
  Increase in short-term loans                               29.9        68.0
  Treasury shares purchased                                 (84.9)
  Payment of convertible preferred stock dividends          (16.1)       (5.1)
  Issuance of common stock                                    2.8       640.7
  Issuance of convertible preferred stock                               439.6
  Payment of finance fees and debt retirement costs                     (61.5)
                                                        ---------   ---------
    Cash provided by (utilized in) financing activities    (252.6)    3,611.1

Effect of exchange rate fluctuations on cash                (12.2)      (13.8)
                                                        ---------   ---------
Increase (decrease) in cash                                 (65.9)       75.8

Cash at beginning of period                                 271.4       218.2
                                                        ---------   ---------
Cash at end of period                                   $   205.5   $   294.0
                                                        =========   =========
                            See accompanying notes.

                             OWENS-ILLINOIS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Tabular data in millions of dollars,
                      except share and per share amounts

1.  Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:
-----------------------------------------------------------------------------
                                                       Three months ended
                                                          September 30,
                                                   --------------------------
                                                          1999           1998
Numerator:                                         -----------    -----------
  Net earnings                                          $ 77.5         $113.6
  Preferred stock dividends:
    Convertible                                           (5.4)          (5.4)
    Exchangeable                                           (.2)           (.4)
-----------------------------------------------------------------------------
                                                          (5.6)          (5.8)

  Numerator for basic earnings per
    share - income available to common
    share owners                                          71.9          107.8
  Effect of dilutive securities -
    preferred stock dividends                               .2            5.8
-----------------------------------------------------------------------------
    Numerator for diluted earnings per
    share - income available to common
    share owners after assumed exchanges
    of preferred stock for common stock                 $ 72.1         $113.6
=============================================================================
Denominator:
  Denominator for basic earnings per
    share - weighted average
    shares outstanding                             154,917,816    155,345,678
  Effect of dilutive securities:
    Stock options and other                            613,286        972,251
    Exchangeable preferred stock                       752,337        722,036
    Convertible preferred stock                                     8,589,355
-----------------------------------------------------------------------------
  Dilutive potential common shares                   1,365,623     10,283,642
-----------------------------------------------------------------------------
    Denominator for diluted earnings
    per share - adjusted weighted
    average shares and assumed exchanges
    of preferred stock for common stock            156,283,439    165,629,320
=============================================================================
Basic earnings per share                                 $0.46          $0.70
=============================================================================
Diluted earnings per share                               $0.46          $0.69
=============================================================================

The Convertible preferred stock was not included in the computation of three months ended September 30, 1999 diluted earnings per share since the result would have been antidilutive. Options to purchase 2,905,439 and 1,706,898 weighted average shares of common stock which were outstanding during the three months ended September 30, 1999 and 1998, respectively, were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

-----------------------------------------------------------------------------
                                                       Nine months ended
                                                         September 30,
                                                   --------------------------
                                                          1999           1998
Numerator:                                         -----------    -----------
  Earnings before extraordinary items                   $257.7         $309.0
  Preferred stock dividends:
    Convertible                                          (16.1)          (7.8)
    Exchangeable                                           (.7)          (1.1)
-----------------------------------------------------------------------------
                                                         (16.8)          (8.9)

  Numerator for basic earnings per
    share - income available to common
    share owners                                         240.9          300.1
  Effect of dilutive securities -
    preferred stock dividends                               .7            8.9
-----------------------------------------------------------------------------
    Numerator for diluted earnings per
    share - income available to common
    share owners after assumed exchanges
    of preferred stock for common stock                 $241.6         $309.0
=============================================================================
Denominator:
  Denominator for basic earnings per
    share - weighted average
    shares outstanding                             155,464,546    148,135,216
  Effect of dilutive securities:
    Stock options and other                            707,352      1,067,158
    Exchangeable preferred stock                       752,087        690,648
    Convertible preferred stock                                     4,153,095
-----------------------------------------------------------------------------
  Dilutive potential common shares                   1,459,439      5,910,901
-----------------------------------------------------------------------------
    Denominator for diluted earnings
    per share - adjusted weighted
    average shares and assumed exchanges
    of preferred stock for common stock            156,923,985    154,046,117
=============================================================================
Basic earnings per share                                 $1.55          $2.03
=============================================================================
Diluted earnings per share                               $1.54          $2.00
=============================================================================

The Convertible preferred stock was not included in the computation of nine months ended September 30, 1999 diluted earnings per share since the result would have been antidilutive. Options to purchase 2,921,247 and 426,725 weighted average shares of common stock which were outstanding during the nine months ended September 30, 1999 and 1998, respectively, were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

2.  Inventories

Major classes of inventory are as follows:
                                            Sept. 30,   Dec. 31,   Sept. 30,
                                              1999        1998       1998
                                            ---------   --------   ---------
  Finished goods                               $614.7     $608.9      $584.8
  Work in process                                30.6       35.0        28.9
  Raw materials                                 125.8      123.6       116.5
  Operating supplies                             80.5       70.6        71.1
                                               ------     ------      ------
                                               $851.6     $838.1      $801.3
                                               ======     ======      ======

3.  Long-Term Debt

The following table summarizes the long-term debt of the Company:
----------------------------------------------------------------------------
                                            Sept. 30,   Dec. 31,   Sept. 30,
                                              1999        1998       1998
Bank Credit Agreement:                      ---------   --------   ---------
  Revolving Credit Facility:
    Revolving Loans                          $2,230.0   $2,207.0    $2,152.0
      Offshore Loans:
        1.42 billion (1.39 billion at
          December 31, 1998 and September
          30, 1998) Australian dollars          908.5      874.0       789.2
        235 million (333 million at
          December 31, 1998 and
          September 30, 1998) British pounds    377.0      549.8       559.4
        111 billion (129 billion and 153.5
         billion at December 31, 1998 and
         September 30, 1998, respectively)
         Italian lira                            60.7       77.0        88.9
    Bid Rate Loans                               46.0                   50.0
Senior Notes:
  7.85%, due 2004                               300.0      300.0       300.0
  7.15%, due 2005                               350.0      350.0       350.0
  8.10%, due 2007                               300.0      300.0       300.0
  7.35%, due 2008                               250.0      250.0       250.0
Senior Debentures:
  7.50%, due 2010                               250.0      250.0       250.0
  7.80%, due 2018                               250.0      250.0       250.0
Other                                           251.7      350.6       327.9
----------------------------------------------------------------------------
                                              5,573.9    5,758.4     5,667.4
  Less amounts due within one year               69.4       91.2        64.7
----------------------------------------------------------------------------
    Long-term debt                           $5,504.5   $5,667.2    $5,602.7
============================================================================

In April 1998, the Company entered into the Second Amended and Restated Credit Agreement (the "Bank Credit Agreement" or "Agreement") with a group of banks which expires on December 31, 2001. The Agreement provides for a $4.5 billion revolving credit facility (the "Revolving Credit Facility"), which includes a $1.75 billion fronted offshore loan revolving facility (the "Offshore Facility") denominated in certain foreign currencies, subject to certain sublimits, available to certain of the Company's foreign subsidiaries. The Agreement includes an Overdraft Account facility providing for aggregate borrowings up to $100 million which reduce the amount available for borrowing under the Revolving Credit Facility. In addition, the terms of the Bank Credit Agreement permit the Company to request Bid Rate Loans from banks participating in the Agreement. Borrowings outstanding under Bid Rate Loans are limited to $750 million and reduce the amount available for borrowing under the Revolving Credit Facility. The Agreement also provides for the issuance of letters of credit totaling up to $500 million, which also reduce the amount available for borrowing under the Revolving Credit Facility. At

September 30, 1999, the Company had unused credit of $828.4 million available under the Bank Credit Agreement.

Borrowings under the Revolving Loans commitment bear interest, at the Company's option, at the prime rate or a reserve adjusted Eurodollar rate. Loans under the Offshore Facility bear interest, at the applicable borrower's option, at the applicable Offshore Base Rate or the Adjusted Offshore Periodic Rate (as those terms are defined in the Bank Credit Agreement). Borrowings under the Revolving Credit Facility also bear a margin linked to the Company's Consolidated Leverage Ratio, as defined in the Agreement. The margin is currently .500% and is limited to a range of .275% to 1.000%. Overdraft Account loans bear interest at the prime rate minus the facility fee percentage, defined below. The weighted average interest rate on borrowings outstanding under the Revolving Loans commitment at September 30, 1999, was 5.93%. The weighted average interest rate on borrowings outstanding under the Offshore Facility at September 30, 1999, was 5.43%. While no compensating balances are required by the Agreement, the Company must pay a facility fee on the Revolving Credit Facility commitments. The facility fee, currently .250%, is limited to a range of .125% and .500%, based on the Company's Consolidated Leverage Ratio.

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

4.  Cash Flow Information

Interest paid in cash aggregated $242.0 million and $209.2 million for the nine months ended September 30, 1999 and September 30, 1998, respectively. Income taxes paid in cash totaled $33.1 million and $28.8 million for the nine months ended September 30, 1999 and September 30, 1998, respectively. In connection with the sale of Rockware described in Note 6, the Company received notes of approximately $135 million.

5.  Comprehensive Income

The Company's components of comprehensive income are net earnings and foreign currency translation adjustments. Total comprehensive income for the three month periods ended September 30, 1999 and 1998 amounted to $62.5 million and $116.9 million, respectively. Total comprehensive income for the nine month periods ended September 30, 1999 and 1998 amounted to $118.1 million and $251.3 million, respectively.

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

7.  Pro Forma Information - Acquisition of BTR Packaging

Had the acquisition of BTR Packaging described in Note 6 and the related financing occurred on January 1, 1998, unaudited pro forma consolidated net sales, net earnings, and net earnings per share of common stock would have been as follows:

                                 Nine Months ended September 30, 1998
                         ----------------------------------------------------
                            As      BTR Packaging    Financing     Pro Forma
                         Reported     Adjusted      Adjustments   As Adjusted
                         --------   -------------   -----------   -----------
Net Sales                $3,937.1      $384.1                      $4,321.2
                         ========                                  ========
Net Earnings               $309.0       $31.9         $(33.2)        $307.7
                           ======                                    ======
Basic net earnings per
  share of common stock     $2.03                                     $1.87
                            =====                                     =====
Basic weighted average
  shares outstanding
  (thousands)             148,135                                   155,242

Diluted net earnings per
  share of common stock     $2.00                                     $1.86
                            =====                                     =====
Diluted weighted average
  shares (thousands)      154,046                                   157,000

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

9.  Contingencies

The Company is one of a number of defendants (typically 10 to 20) in a substantial number of lawsuits filed in numerous state and federal courts by persons alleging bodily injury (including death) as a result of exposure to dust from asbestos fibers. From 1948 to 1958, one of the Company's former business units commercially produced and sold approximately $40 million of a high-temperature, clay-based insulating material containing asbestos. The Company exited the insulation business in April 1958. The traditional asbestos personal injury lawsuits and claims relating to such production and sale of asbestos material typically allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and punitive damages in various amounts (herein referred to as "asbestos claims"). As of September 30, 1999, the Company estimates that it is a named defendant in asbestos claims involving approximately 18,000 plaintiffs and claimants.

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

As a result of payments and commitments that have been made by reinsurers pursuant to the OIL Settlement and the earlier settlement agreements described above in the United Insurance case and certain other available insurance, the Company has to date confirmed coverage for its asbestos-related costs of approximately $317.2 million. Of the total amount confirmed to date, $300.5 million had been received through September 30, 1999; and the balance of approximately $16.7 million will be received throughout 1999 and the next several years. The remainder of the insurance asset of approximately $192.8 million relates principally to the reinsurers who have not yet paid, and continue to contest, their reinsurance obligations under the OIL Settlement.

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

Financial information for the three month periods ended September 30, 1999 and 1998 regarding the Company's product segments is as follows:
-----------------------------------------------------------------------------
                                                          Elimina-
                                                           tions
                                                 Total      and     Consoli-
                   Glass      Plastics          Product    Other     dated
                 Containers  Packaging   Other  Segments  Retained   Totals
-----------------------------------------------------------------------------
Net sales:
  Sept. 30, 1999   $  982.5     $425.7   $18.0  $1,426.2             $1,426.2
  Sept. 30, 1998    1,026.2      408.1    19.3   1,453.6              1,453.6
=============================================================================
EBIT, excluding unusual items:
  Sept. 30, 1999   $  156.0     $ 67.3   $ 1.1  $  224.4      $4.7   $  229.1
  Sept. 30, 1998      198.7       72.5     2.7     273.9        .6      274.5
=============================================================================
Unusual items:
  Sept. 30, 1998:
   Loss on sale of
    discontinued
    operation by
    equity
    investee       $   (5.7)                    $   (5.7)            $   (5.7)
   Reduction of
    previously
    established
    reserves                                                  $7.6        7.6
=============================================================================

The reconciliation of EBIT to consolidated totals for the three month periods ended September 30, 1999 and 1998 is as follows:
-----------------------------------------------------------------------------
                                             Sept. 30, 1999    Sept. 30, 1998
-----------------------------------------------------------------------------
EBIT:
  EBIT, excluding unusual items for
    reportable segments                              $224.4            $273.9
  Unusual items excluded from reportable
    segment information                                                  (5.7)
  Eliminations and other retained,
    excluding unusual items                             4.7                .6
  Unusual items excluded from eliminations
    and other retained                                                    7.6

  Net interest expense                                (99.4)            (95.9)
-----------------------------------------------------------------------------
  Earnings before income taxes and minority
    share owners' interests in earnings of
    subsidiaries                                     $129.7            $180.5
=============================================================================

Financial information for the nine month periods ended September 30, 1999 and 1998 regarding the Company's product segments is as follows:
-----------------------------------------------------------------------------
                                                          Elimina-
                                                           tions
                                                 Total      and     Consoli-
                   Glass      Plastics          Product    Other     dated
                 Containers  Packaging   Other  Segments  Retained   Totals
-----------------------------------------------------------------------------
Net sales:
  Sept. 30, 1999   $2,817.8   $1,282.3   $56.2  $4,156.3             $4,156.3
  Sept. 30, 1998    2,815.3    1,055.9    65.9   3,937.1              3,937.1
=============================================================================
EBIT, excluding unusual items:
  Sept. 30, 1999   $  467.8   $  233.4   $ 4.8  $  706.0      $6.3   $  712.3
  Sept. 30, 1998      515.8      193.3    10.8     719.9       3.8      723.7
=============================================================================
Unusual items:
  Sept. 30, 1999:
   Gains related
    to the sales of
    two manufactur-
    ing facilities   $ 40.8                     $   40.8             $   40.8
   Charges related
    principally to
    restructuring
    costs and write-
    offs of certain
    assets in
    Europe and
    South America     (20.8)                       (20.8)               (20.8)

  Sept. 30, 1998:
   Gain on ter-
    mination of
    license
    agreement                            $18.5      18.5                 18.5
   Charges for
    restructuring
    costs at
    certain
    international
    affiliates        (7.8)                         (7.8)                (7.8)
   Loss on sale of
    discontinued
    operation by
    equity investee   (5.7)                         (5.7)                (5.7)
   Settlement of
    certain
    environmental
    litigation                                               $(8.5)      (8.5)

   Reduction of
    previously
    established
    reserves                                                   7.6        7.6
=============================================================================

The reconciliation of EBIT to consolidated totals for the nine month periods ended September 30, 1999 and 1998 is as follows:
-----------------------------------------------------------------------------
                                             Sept. 30, 1999    Sept. 30, 1998
-----------------------------------------------------------------------------
EBIT:
  EBIT, excluding unusual items for
    reportable segments                              $706.0            $719.9
  Unusual items excluded from reportable
    segment information                                20.0               5.0
  Eliminations and other retained,
    excluding unusual items                             6.3               3.8
  Unusual items excluded from eliminations
    and other retained                                                    (.9)

  Net interest expense                               (294.9)           (245.7)
-----------------------------------------------------------------------------
  Earnings before income taxes, minority
    share owners' interests in earnings of
    subsidiaries, and extraordinary items            $437.4            $482.1
=============================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations - Third Quarter 1999 compared with Third Quarter 1998

The Company recorded net earnings of $77.5 million for the third quarter of 1999 compared to $113.6 million for the third quarter of 1998, a decrease of $36.1 million, or 31.8%. Excluding the effects of the 1998 unusual items discussed below, the Company's third quarter 1999 net earnings of $77.5 million decreased $34.9 million, or 31.0%, from 1998 third quarter net earnings of $112.4 million. Consolidated EBIT for the third quarter of 1999 was $229.1 million, a decrease of $45.4 million, or 16.5%, compared to third quarter of 1998 EBIT of $274.5 million, excluding 1998 unusual items. The decrease is primarily attributable to lower EBIT for the Glass Containers segment.

Capsule segment results (in millions of dollars) for the third quarter of 1999 and 1998 were as follows:

----------------------------------------------------------------------------
                                 Net sales
                         (Unaffiliated customers)            EBIT (a)
----------------------------------------------------------------------------
                              1999          1998          1999      1998 (b)
                          --------      --------      --------      --------
Glass Containers          $  982.5      $1,026.2      $  156.0      $  193.0
Plastics Packaging           425.7         408.1          67.3          72.5
Other                         18.0          19.3           1.1           2.7
----------------------------------------------------------------------------
Segment totals             1,426.2       1,453.6         224.4         268.2
  Eliminations and other
    retained costs                                         4.7           8.2
----------------------------------------------------------------------------
Consolidated totals       $1,426.2      $1,453.6      $  229.1      $  276.4
============================================================================

(a) EBIT consists of consolidated earnings before interest income, interest expense, provision for income taxes and minority share owners' interests in earnings of subsidiaries.

(b) EBIT for 1998 includes: (1) a loss of $5.7 million on the sale of a discontinued operation by an equity investee, and (2) a benefit of $7.6 million from the reduction of previously established reserves for guarantees of certain obligations of a business divested several years ago. These items increased (decreased) EBIT as follows: Glass Containers, $(5.7) million; and Eliminations and other retained costs, $7.6 million.

Consolidated net sales for the third quarter of 1999 decreased $27.4 million, or 1.9%, from the prior year. Net sales of the Glass Containers segment decreased $43.7 million, or 4.3%, from 1998. The combined U.S. dollar sales of the segment's foreign affiliates decreased over the prior year. Quarter over quarter increases in U.S. dollar sales of the Asia Pacific glass contain-er businesses were more than offset by weak economic conditions in markets served by the Company's operations in Latin America and Europe. The effect of foreign currency movements reduced the third quarter 1999 U.S. dollar sales of the segment's foreign affiliates by approximately $20 million in comparison to third quarter 1998. Domestically, sales from increased shipments of contain-ers for beer, juice and tea partially offset lower shipments of certain food, liquor, drug, and chemical containers, and the adverse year to year compara-tive effects resulting from the April 1, 1999 sale of a specialized glass manufacturing facility. Net sales of the Plastics Packaging segment increased $17.6 million, or 4.3%, over 1998, reflecting increased unit shipments of containers for automotive, food, health care, and personal care end uses; closures and trigger pumps; and prescription containers.

Excluding the effect of the 1998 unusual item, segment EBIT for 1999 decreased $49.5 million, or 18.1%, to $224.4 million from 1998 segment EBIT of $273.9 million. EBIT of the Glass Containers segment, excluding the 1998 unusual item, decreased $42.7 million to $156.0 million, compared to $198.7 million in 1998. The majority of this decrease is attributable to soft market conditions for most of the affiliates located in Europe and Latin America. The adverse economic conditions in Latin America and Eastern Europe and the weaker than normal conditions in other parts of Europe are continuing into the fourth quarter. As a result, fourth quarter 1999 operating results of the Company's affiliates located in these geographic areas may be below those reported in the same 1998 period. The EBIT of the Plastics Packaging segment decreased $5.2 million, or 7.2%, compared to 1998. Increased shipments in all business units were offset principally by changes in product mix.

The third quarter of 1998 results include the following unusual items: (1) a loss of $5.7 million ($3.5 million aftertax) on the sale of a discontinued operation by an equity investee; and (2) a benefit of $7.6 million ($4.7 million aftertax) from the reduction of previously established reserves for guarantees of certain obligations of a business divested several years ago.

First Nine Months 1999 compared with First Nine Months 1998

For the first nine months of 1999, the Company recorded earnings before extraordinary items of $257.7 million compared to $309.0 million for the first nine months of 1998. Excluding the effects of unusual items for both 1999 and 1998, the Company's first nine months of 1999 earnings before extraordinary items of $248.1 million decreased $43.3 million, or 14.9%, from 1998 first nine months earnings before extraordinary items of $291.4 million. The first nine months of 1999 and 1998 includes amounts relating to the April 30, 1998 acquisition of the worldwide glass and plastics packaging businesses of BTR plc. Consolidated EBIT, excluding both the 1999 and 1998 unusual items, was $712.3 million for the first nine months of 1999, a decrease of $11.4 million, or 1.6%, compared to $723.7 million for the same 1998 period. The decrease is attributable to lower EBIT for the Glass Containers segment. Interest expense, net of interest income, increased $49.2 million from the 1998 period due principally to the financings related to the acquisition of the BTR glass and plastics packaging businesses. The decrease in minority share owners' interests in earnings of subsidiaries resulted from lower net earnings of certain foreign affiliates, principally the affiliate located in Colombia. Exclusive of unusual items, the Company's estimated effective tax rate for the first nine months of 1999 was 37.9%. This compares with an estimated rate of 35.1% for the first nine months of 1998 and the actual rate of 37.3% for the full year 1998, excluding the effects of the adjustment to Italy's net deferred income tax liabilities discussed below and other unusual items. Increased non-deductible goodwill amortization resulting from the acquisition of the former BTR packaging businesses is the primary reason for the 1999 increase. Net earnings of $294.9 million for the first nine months of 1998 reflect $14.1 million of extraordinary charges from the early extinguishment of debt.

Capsule segment results (in millions of dollars) for the first nine months of 1999 and 1998 were as follows:

----------------------------------------------------------------------------
                                 Net sales
                         (Unaffiliated customers)            EBIT (a)
----------------------------------------------------------------------------
                              1999          1998          1999      1998 (c)
                          --------      --------      --------      --------
Glass Containers          $2,817.8      $2,815.3      $  487.8(b)   $  502.3
Plastics Packaging         1,282.3       1,055.9         233.4         193.3
Other                         56.2          65.9           4.8          29.3
----------------------------------------------------------------------------
Segment totals             4,156.3       3,937.1         726.0         724.9
  Eliminations and other
    retained costs                                         6.3           2.9
----------------------------------------------------------------------------
Consolidated totals       $4,156.3      $3,937.1      $  732.3      $  727.8
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

(c) EBIT for 1998 includes: (1) a gain of $18.5 million related to the termination of a licensing agreement, net of charges for related equipment write-offs and capacity adjustments, (2) charges totaling $16.3 million for the settlement of certain environmental ligitation and severance costs at certain international affiliates, (3) a loss of $5.7 million on the sale of a discontinued operation by an equity investee, and (4) a benefit of $7.6 million from the reduction of previously established reserves for guarantees of certain obligations of a business divested several years ago. These items increased (decreased) EBIT as follows: Glass Containers, $(13.5) million; Other, $18.5 million; and Eliminations and other retained costs, ($0.9) million.

Consolidated net sales for the first nine months of 1999 increased $219.2 million, or 5.6%, over the prior year. Net sales of the Glass Containers segment increased $2.5 million over 1998. The combined U.S. dollar sales of the segment's foreign affiliates increased over the prior year, reflecting the Asia Pacific glass container businesses acquired from BTR on April 30, 1998 (an increase of approximately $210 million from first nine months 1998 to first nine months 1999). This increase was partially offset by weak economic conditions in markets served by the Company's operations in Latin America and Europe. The effect of foreign currency movements reduced the first nine months of 1999 U.S. dollar sales of the segment's foreign affiliates by approximately $85 million in comparison to the first nine months of 1998. Domestically, increased glass container unit shipments of containers for the beer industry partially offset the adverse year to year comparative effects of the April 1, 1999 sale of a specialized glass manufacturing facility and lower shipments of food containers. Net sales of the Plastics Packaging segment in-creased $226.4 million, or 21.4%, over 1998, reflecting the plastics business-es acquired on April 30, 1998 from BTR (an increase of approximately $190 million from first nine months 1998 to first nine months 1999), and increased unit shipments from all business units.

Segment EBIT for the first nine months of 1999, excluding the 1999 and 1998 unusual items, decreased $13.9 million, or 1.9%, to $706.0 million from first nine months 1998 segment EBIT of $719.9 million. EBIT of the Glass Containers segment, excluding the 1999 and 1998 unusual items, decreased $48.0 million to $467.8 million, compared to $515.8 million in the first nine months of 1998. EBIT of the Asia Pacific glass container businesses acquired from BTR on April 30, 1998 increased approximately $40 million from first nine months of 1998 to first nine months of 1999. The contributions of the acquired businesses were more than offset by soft market conditions for most of the affiliates located in Europe and Latin America. The adverse economic conditions in Latin America and Eastern Europe and the weaker than normal conditions in other parts of Europe are continuing into the fourth quarter. The EBIT of the Plastics Packaging segment increased $40.1 million, or 20.7%, compared to the first nine months of 1998. Contributing to this increase were the plastics businesses acquired on April 30, 1998 from BTR (an increase of approximately $25 million from first nine months 1998 to first nine months 1999), increased shipments of containers for health care and personal care products, closures and trigger pumps, and strong demand for prescription packaging, including the new 1-Clic(TM) prescription vial. The Other segment EBIT comparison to prior year, excluding the 1998 unusual item, was adversely affected by the end of the first quarter 1998 termination of a license agreement under which the Company had produced plastic multipack carriers for beverage cans, and lower shipments of labels.

The first nine months of 1999 results include the following unusual items:
(1) gains totaling $40.8 million ($23.6 million after tax and minority share owners' interests) related to the sales of a U.S. glass container plant and a mold manufacturing business in Colombia; and (2) charges totaling $20.8 million ($14.0 million after tax and minority share owners' interests) related principally to restructuring costs and write-offs of certain assets in Europe and South America.

The first nine months of 1998 results include the following unusual items:
(1) a tax benefit of $15.1 million to adjust net deferred income tax liabili-ties as a result of a reduction in Italy's statutory income tax rate; (2) a gain of $18.5 million ($11.4 million aftertax) related to the termination of a license agreement, net of charges for related equipment write-offs and capacity adjustments, under which the Company had produced plastic multipack carriers for beverage cans; (3) charges of $16.3 million ($10.1 million aftertax) for the settlement of certain environmental litigation and severance costs at certain international affiliates; and (4) a net benefit of $1.9 million ($1.2 million aftertax) of third quarter items previously described .

Capital Resources and Liquidity

The Company's total debt at September 30, 1999 was $5.75 billion, compared to $5.92 billion at December 31, 1998 and $5.83 billion at June 30, 1998.

At September 30, 1999, the Company had available credit totaling $4.5 billion under its agreement with a group of banks ("Bank Credit Agreement") expiring in December 2001, of which $828.4 million had not been utilized. At December 31, 1998, the Company had $731.0 million of credit which had not been utilized under the Bank Credit Agreement. Cash provided by operating activities was $335.7 million for the first nine months of 1999 compared to $411.7 million for the first nine months of 1998.

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

In May 1999, the Company announced that its Board of Directors authorized management to repurchase up to 10 million shares of the Company's common stock. During the third quarter of 1999, the Company purchased 3,764,900 shares of its common stock pursuant to its repurchase plan for $84.9 million. Board authorization remains for the purchase of an additional 6,235,100 shares. The Company intends to continue to purchase its common stock from time to time on the open market depending on market conditions and other considerations. The Company believes that cash flows from its operations and from utilization of credit available under the Bank Credit Agreement will be sufficient to fund such purchases in addition to the obligations mentioned in the previous paragraph.

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

Project
-------
The Company has undertaken a Year 2000 Project (the "Project") to identify and mitigate Year 2000 compliance issues in its critical information technology ("IT") and non-IT systems. Such systems include manufacturing information systems, process control and embedded systems, business applications, and information technology infrastructure. The general phases of the Project are:
(1) inventorying/identification of Year 2000 items and issues; (2) assessment and solution definition; (3) remediation/conversion of Year 2000 items and issues identified; (4) acceptance testing; and (5) implementation. The results of the assessment and solution definition phase indicated that certain of the Company's significant systems are not Year 2000 compliant. The results have also indicated that certain software and hardware (embedded chips) used in building and machine maintenance, production, and manufacturing systems also are at risk.

The Company has completed the inventorying/identification and the assessment and solution definition phases of the Project. Activities involving the phases of remediation/conversion and acceptance testing are nearing completion, while the implementation phase is ongoing and will continue into the fourth quarter of calendar year 1999. The Company's critical IT and non-IT systems which are necessary to transact business with vendors and customers are Year 2000 compliant. Other critical IT and non-IT systems which are used in certain of the Company's internal processes are expected to be Year 2000 compliant by December 31, 1999.

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

Costs
-----
The Company is utilizing both internal and external resources to reprogram or replace, test, and implement the software and equipment for Year 2000 modifi-cations. The total cost associated with the Project, including certain previously scheduled replacements of software and equipment which have been accelerated due to Year 2000 issues, is estimated to be approximately $75 million and is being funded through operating cash flows. The majority of these costs are attributable to the purchase of new software and operating equipment, and will therefore, be capitalized. To date, the Company has incurred approximately $65 million related to all phases of the Project.

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


Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits:

               Eshibit 12     Computation of Ratio of Earnings to Fixed
                              Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

               Exhibit 23     Consent of McCarter & English, LLP.

               Exhibit 27     Financial Data Schedule.

          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed by the Registrant during the third quarter of 1999.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               OWENS-ILLINOIS, INC.


Date November 12, 1999      By /s/ David G. Van Hooser
     -----------------         --------------------------------------------
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