Form 10-K
period 1999-12-31
OWENS ILLINOIS INC /DE/
filed 2000-03-30
CIK 812074

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                   FORM 10-K
(Mark One)
  [x]             Annual Report Pursuant to Section 13 or 15(d) of the
                            Securities Exchange Act of 1934
                     For the fiscal year ended December 31, 1999
                                      or
  [ ]             Transition Report Pursuant to Section 13 or 15(d) of the
                            Securities Exchange Act of 1934

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
Common Stock, $.01 par value                        New York Stock Exchange
Convertible Preferred Stock, $.01 par value,
   $50 liquidation preference                       New York Stock Exchange
7.85% Senior Notes due 2004                         New York Stock Exchange
7.15% Senior Notes due 2005                         New York Stock Exchange
8.10% Senior Notes due 2007                         New York Stock Exchange
7.35% Senior Notes due 2008                         New York Stock Exchange
7.50% Senior Debentures due 2010                    New York Stock Exchange
7.80% Senior Debentures due 2018                    New York Stock Exchange

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


                Yes       x                  No
                    --------------              --------------

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                                               [ ]


      The aggregate market value (based on the consolidated tape closing price on February 29, 2000) of the voting stock beneficially held by non-affiliates of Owens-Illinois, Inc. was approximately $1,509,676,000. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors and executive officers of the Company. Such interpretation is not intended to be, and should not be construed to be, an admission by Owens-Illinois, Inc. or such directors or executive officers of the Company that such directors and executive officers of the Company are "affiliates" of Owens-Illinois, Inc., as that term is defined under the Securities Act of 1934.


      The number of shares of Common Stock, $.01 par value, of Owens-Illinois, Inc. outstanding as of February 29, 2000, was 146,952,743.





                      DOCUMENTS INCORPORATED BY REFERENCE

Part III Owens-Illinois, Inc. Proxy Statement for The Annual Meeting of Share Owners To Be Held Wednesday, May 10, 2000 ("Proxy Statement").








                           (Cover page 2 of 2 pages)

                              TABLE OF CONTENTS
                              -----------------

      PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
            ITEM 1.     BUSINESS . . . . . . . . . . . . . . . . . . . . .   1
            ITEM 2.     PROPERTIES . . . . . . . . . . . . . . . . . . . .  11
            ITEM 3.     LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . .  16
            ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                        HOLDERS. . . . . . . . . . . . . . . . . . . . . .  16
                        EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . . .  17
      PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21
            ITEM 5.     MARKET FOR OWENS-ILLINOIS, INC.'S COMMON STOCK
                        AND RELATED SHARE OWNER MATTERS. . . . . . . . . .  21
            ITEM 6.     SELECTED FINANCIAL DATA. . . . . . . . . . . . . .  22
            ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . .  26
            ITEM 7.(a). QUALITATIVE AND QUANTITATIVE DISCLOSURES
                        ABOUT MARKET RISK. . . . . . . . . . . . . . . . .  35
            ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . .  39
            ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . .  81
      PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  82
            ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE
                        REGISTRANT . . . . . . . . . . . . . . . . . . . .  82
            ITEMS 11.   EXECUTIVE COMPENSATION AND CERTAIN RELATIONSHIPS
                        AND RELATED TRANSACTIONS . . . . . . . . . . . . .  82
            ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                        AND MANAGEMENT . . . . . . . . . . . . . . . . . .  82
      PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  83
            ITEM 14.(a).  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES . . .  83
            ITEM 14.(b).  REPORTS ON FORM 8-K. . . . . . . . . . . . . . .  88
      SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  89
      SCHEDULES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   S-1
      EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   E-1

                                   PART I

ITEM 1.     BUSINESS

General Development of Business

Owens-Illinois, Inc. (the "Company"), through its subsidiaries, is the successor to a business established in 1903. The Company is one of the world's leading manufacturers of packaging products. Approximately one of every two glass containers made worldwide is made by the Company, its affiliates or licensees. In addition to being the largest manufacturer of glass containers in the United States, North America, South America, Australia, New Zealand, and China, and one of the largest in Europe, the Company is a leading manufacturer in the United States of plastic containers, plastic closures, plastic prescription containers, labels, and multipack plastic carriers for beverage bottles. The Company also has plastics packaging operations in Latin America, Australia, Europe, and Asia. Since 1993, through acquisitions and investments strategic to its core businesses, the Company has expanded and furthered its market leadership position in the geographic areas in which it competes. During the years 1995 through 1999, the Company has invested more than $2.0 billion in capital expenditures (excluding acquisition expenditures) and more than $300 million in research, development and engineering to, among other things, increase capacity in key locations, commercialize its technology into new products, and improve productivity.

In connection with the 1998 acquisition of the worldwide glass and plastics packaging businesses of BTR plc, the Company committed to sell BTR's United Kingdom glass container manufacturer ("Rockware"). In early 1999, the Company completed the sale of Rockware to a subsidiary of Ardagh plc, an Irish glass container manufacturer based in Dublin, Ireland, for total consideration of 249 million pounds sterling (approximately $405 million). Proceeds from the sale of Rockware were used for the reduction of debt and for general corporate purposes.

In May 1999, the Company's Board of Directors authorized the management of the Company to repurchase up to 10 million shares of the Company's common stock. The Company repurchased 10 million shares for $225.6 million under this authorization during 1999. In February 2000, the Company's Board of Directors authorized the repurchase of up to an additional 10 million shares of the Company's common stock. The Company intends to purchase its common stock from time to time on the open market depending on market conditions and other factors.

Since 1991, the Company has acquired 17 glass container businesses in 17 countries, including businesses in Central and Eastern Europe and in the Asia Pacific region, and six plastics packaging businesses with operations in 11 countries. These acquisitions are consistent with the Company's strategy to maintain leadership in glass and plastics packaging and to pursue revenue and earnings growth opportunities around the world.

The principal executive office of the Registrant is located at One SeaGate, Toledo, Ohio 43666; the telephone number is (419) 247-5000.


Financial Information about Product Segments

Information as to sales, earnings before interest income, interest expense, provision for income taxes, minority share owners' interests in earnings of subsidiaires, and extraordinary charges ("EBIT"), and total assets by product segment is included on pages 73 - 74.


Narrative Description of Business

The Company has two product segments: (1) Glass Containers and (2) Plastics Packaging. Below is a description of these segments and information to the extent material to understanding the Company's business taken as a whole.


Products and Services, Customers, Markets and Competitive Conditions, and Methods of Distribution

GLASS CONTAINERS PRODUCT SEGMENT

The Company is a leading manufacturer of glass containers throughout the world. In addition to being the largest maker of glass containers in the United States, North America, South America, Australia, New Zealand, and China, the Company also is a leading manufacturer of glass packaging in Europe. Worldwide glass container sales represented 66%, 68%, and 71% of the Company's consolidated net sales for the years ended December 31, 1999, 1998, and 1997, respectively. The Company believes that its internally developed machines are significantly more efficient and productive than those used by its competitors, making it the low-cost manufacturer and a recognized technological leader in the industry.

The Company currently has technical assistance agreements with 23 different companies in 25 countries. These agreements, which cover areas ranging from manufacturing and engineering assistance to support in functions such as marketing, sales, and administration, allow the Company to participate in the worldwide growth of the glass container industry. The Company believes these associations and its technical expertise will afford it opportunities to participate in the glass business in regions of the world where the Company does not have a presence, and expand in regions where the Company currently has operations.

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

Customers
---------
Beer, food (which includes juice and teas), liquor (i.e. distilled spirits) and wine producers comprise the majority of industry demand for U.S. glass containers. In addition to the just previously mentioned producers, international glass container customers include soft drink bottlers. In the regions where the Company has operations, it has leading positions within these industries. The Company believes its position gives it the ability to sustain market share and take advantage of new opportunities and areas of growth for all customers within these industries.

Most glass production is sold to customers under arrangements with terms varying from several months to several years which specify estimated quantities to be shipped as a percentage of the customers' total annual shipment requirements. Containers are typically scheduled for production in response to customers' orders for their quarterly requirements.

Markets and Competitive Conditions
----------------------------------
The Company has glass container operations located in 19 countries. The principal markets for the Company's glass products are in the United States, Europe, Australia, and Latin America. The Company has the leading market share of the glass segment of United States beer and food (including juice and teas) packaging. Excluding E & J Gallo Winery Inc., which manufactures its own containers, the Company believes it is a leading supplier of glass for wine and wine coolers. Internationally, the Company is the leading producer of glass containers in most of the geographic markets in which it is located.

The Company's glass products compete on the basis of quality, service and price with other forms of rigid packaging, principally aluminum and steel cans and plastic bottles, as well as glass and plastic containers produced by other large, well-established manufacturers. The principal competitors producing glass containers within the U.S. market are Ball-Foster Glass Container Co., L.L.C., a wholly-owned subsidiary of Paris-based Saint-Gobain ("Ball-Foster"), and Anchor Glass Container Corporation, the assets of which are owned by Canadian-based Consumers Packaging, Inc. The principal competitor producing glass containers outside the U.S. market is Saint-Gobain. The principal competitors producing metal containers are American National Can Group, Inc., Ball Corporation, Crown Cork & Seal Company, Inc., and Silgan Holdings Inc.. In the metal container market, no one competitor is dominant. The principal competitors supplying plastic containers are Consolidated Container Company

LLC, (a subsidiary of Consolidated Container Holdings formed to own all of the plastics packaging assets of Reid Plastics and substantially all of the U.S. plastic packaging assets of Suiza Foods, which consist of Franklin Plastics and Plastic Containers), Graham Packaging Co., Plastipak Packaging, Inc., and Silgan Corporation. In the plastic containers market, no one competitor is dominant.

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

Domestic Glass Operations
-------------------------
The Company has an approximate 45% share of the glass container category of the U.S. rigid packaging market. Domestically, the Company operates 21 glass container manufacturing facilities, a sand plant and two machine shops which manufacture high-productivity glass-making machines and equipment. Marketing under the trade name Owens-Brockway, the Company believes that its 1999 U.S. glass container sales were significantly higher than the sales of its nearest U.S. glass container competitor, Ball-Foster.

Unit shipments in the U.S. to brewers and food producers, including producers of juice and teas, approximated 90% of the Company's total U.S. glass container unit shipments for 1999, 1998 and 1997.

During 1999, total glass container industry shipments within the United States rigid packaging market were slightly above 1998 shipment levels. Shipments increased in 1999 as a result of higher demand for beer containers, partially offset by decreased shipments of food containers. The Company's share of the United States glass container market increased slightly during this time. Overall, the Company expects glass containers' share of the United States rigid packaging market to remain relatively stable compared to 1999 levels and that the Company will maintain its share of the glass container segment due in part to the Company's ongoing improvement in operating efficiencies and its technological leadership.

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

International Glass Operations
------------------------------
The Company has added to its international operations by acquiring glass container companies with leading positions in growing or established markets, increasing capacity at selected foreign affiliates, and maintaining the global network of glass container companies that license the Company's technology. The Company has significant ownership positions in 24 companies located in 18 foreign countries and Puerto Rico. Most of the Company's international glass affiliates are the leading container manufacturers in their respective countries, producing a full line of containers for the soft drink, beer, wine, liquor, food, drug and chemical industries. Some of these companies also produce molds, mold parts, sand and feldspar, limestone, machines and machine parts, glass insulators, rolled glass, sheet glass and glass tableware. The Company's principal international glass affiliates are located in Europe, Australia, and Latin America.

Although unusually severe economic and market conditions in Latin America and Europe have adversely affected the Company's 1999 and 1998 operating results, unit shipments of glass containers in countries outside of the United States have grown substantially from levels of the early 1990's. In many regions, international glass operations have benefited from increased consumer spending power, increased privatization of industry, a favorable climate for foreign investment, lowering of trade barriers, and global expansion programs by major customers. In many developing countries glass has a significant cost advantage over plastic and metal containers. Technologies which have produced productivity improvements in the Company's United States Glass Container operations are also being applied to the operations of foreign affiliates.
The Company is continuing to pursue additional strategic alliances with international partners whose markets are growing and whose manufacturing operations can be enhanced by the Company's state-of-the-art technology and equipment, which enables such operations to improve quality, increase productivity, reduce bottle weights, and decrease energy consumption.
Revenues generated in countries where the Company does not have a direct ownership position may also provide a benefit to the Company in the form of royalties tied to sales volume of the Company's licensees.

The Company's significant ownership positions in international glass affiliates are summarized below:

                                                              Owens-Illinois
Company/Country                                                 Ownership
---------------                                               --------------
ACI Glass Packaging, Australia                                    100.0%
Avirunion, a.s., Czech Republic                                   100.0
Karhulan Lasi Oy, Finland                                         100.0
United Hungarian Glass Containers, Kft., Hungary                  100.0
Owens-Brockway (India) Limited, India                             100.0
AVIR S.p.A., Italy                                                100.0
ACI New Zealand Glass Manufacturers, New Zealand                  100.0
Vidrieria Rovira, S.A., Spain                                     100.0
United Glass Ltd., United Kingdom                                 100.0
Manufacturera de Vidrios Planos, C.A., Venezuela                  100.0
A/S Jarvakandi Klaas, Estonia                                      99.9
Vidrios Industriales, S.A., Peru                                   96.0
Huta Szkla Jaroslaw S.A., Poland                                   84.1
Owens-Illinois de Puerto Rico, Puerto Rico                         80.0
Comphania Industrial Sao Paulo e Rio, Brazil                       79.4
Owens-Illinois de Venezuela, C.A., Venezuela                       74.0
ACI Guangdong Glass Company Ltd., China                            70.0
ACI Shanghai Glass Company Ltd., China                             70.0
Wuhan Owens Glass Container Company Ltd., China                    70.0
Cristaleria del Ecuador, S.A., Ecuador                             69.0
Huta Szkla Antoninek Sp.zo.o, Poland                               60.1
Cristaleria Peldar, S.A., Colombia                                 57.8
PT Kangar Consolidated Industries, Indonesia                       51.2



PLASTICS PACKAGING PRODUCT SEGMENT

The Company is a leading plastic container manufacturer in the United States, with operations also located in Latin America, Australia, Europe, and Asia. The Company is the market leader in most plastic segments in which it competes. Plastic container sales represented 20%, 18%, and 15% of the Company's consolidated net sales for the years ended December 31, 1999, 1998, and 1997, respectively. The Company's Plastics Packaging segment is comprised of three business units.

Plastic Containers. This unit, with 49 factories, manufactures rigid, semi-rigid, flexible and multi-layer plastic containers for a wide variety of uses, including household products, personal care products, health care products, chemicals and automotive products and food. This unit includes the CPT operations, which produces mono and multi-material PET containers for a number of applications that require special processing to ensure heat resistance for food and beverage containers that are filled at high temperatures, and to enhance barrier protection in order to increase shelf life.

Closure and Specialty Products. This unit, with 19 manufacturing facilities, develops and produces closures and closure systems which incorporate functional features such as tamper evidence, child resistance and dispensing. In addition, this unit's diverse product line includes trigger sprayers, finger pumps, and lotion pumps, as well as finger pumps for the fragrance and cosmetic industry. In the United States, the Company has a sole license for Alcoa's technology for compression molded, tamper evident, thermoplastic closures. This unit also manufactures custom injection molded products, such as deodorant canisters and toothpaste dispensers.

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

The Company's strategy has been to compete in the segments of the plastic packaging market where customers seek to use distinctive packaging to differentiate their products among a growing array of choices offered to consumers. The Company believes it is a leader in technology and development of custom products and has a leading market position for such products. The Company believes its plastic container and closure businesses have a competitive advantage as a result of one of the shortest new product development cycles in the industry, enabling the Company to provide superior service in the service-sensitive custom plastic container market. The Company's product innovations in plastic containers and closures include in-mold labeling for custom molded bottles, multilayer structured bottles containing post consumer recycled resin, Flex-Band and PlasTop tamper-evident closures, Clic Loc child-resistant closures, and 1-Clic vial system which can be used in either child-resistant or non-child-resistant modes. Recycling content legislation, which has been enacted in several states, requires that a certain specified minimum percentage of recycled plastic be included in new plastic containers. The Company has met such legislated standards in part due to its material and multilayer process technology.

The Company's Plastics Packaging segment currently has technical assistance agreements or cross-licenses with 38 companies in 20 countries. These agreements, which cover areas ranging from manufacturing and engineering assistance to support in functions such as marketing, sales, and administration, allow the Company to participate in the worldwide growth of the plastic packaging industry.

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

Research and Development

Research and development constitutes an important part of the Company's activities. Research and development expenditures were $37.5 million, $36.4 million, and $28.9 million for 1999, 1998, and 1997, respectively. Operating engineering expenditures were $42.2 million, $34.8 million, and $29.9 million for 1999, 1998, and 1997, respectively. In addition to new product development, substantial portions of the technical effort are devoted to increased process control, automatic inspection, and automation. No material amount of money was spent on customer-sponsored research activities during 1999, 1998, or 1997.

Environment

The Company's operations, in common with those of the industry generally, are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Capital expenditures for property, plant, and equipment for environmental control activities were not material during 1999.

A number of states have enacted, or are considering, legislation to promote curbside recycling and recycled content legislation as alternatives to mandatory deposit laws. Although such legislation is not uniformly developed, the Company believes that states will continue to enact and develop curbside recycling and recycling content legislation.

Sales of non-refillable glass beverage bottles and other convenience packages are affected by mandatory deposit laws and other types of restrictive legislation. As of January 1, 2000, there are nine states with mandatory deposit laws in effect.

Plastic containers have also been the subject of legislation in various states. The Company utilizes recycled plastic resin in its manufacturing processes. During 1999 and 1998, many plastic containers for products other than food, drugs, and cosmetics contained 25% post consumer resin. The Company believes it is an industry leader in such technology.

Although the Company is unable to predict what legislation or regulations may be adopted in the future with respect to environmental protection and waste disposal, compliance with existing legislation and regulations has not had, and is not expected to have, a material adverse effect on its capital expenditures, results of operations, or competitive position.

Number of Employees

The Company's operations employed approximately 36,600 persons at December 31, 1999. A majority of these employees are hourly workers covered by collective bargaining agreements, the principal one of which was renewed early in 1999 for three years. The Company considers its employee relations to be good.
The Company has not had any material labor disputes in the last five years, and does not anticipate any material work stoppages in the near term.

Financial Information about Foreign and Domestic Operations and Export Sales

Information as to net sales, EBIT, and assets of the Company's product and geographic segments is included on pages 72 - 76. Export sales, in the aggregate or by geographic area, were not material for the years 1999, 1998, or 1997.

ITEM 2.  PROPERTIES

The principal manufacturing facilities and other material important physical properties of the continuing operations of the Company at December 31, 1999 are listed below and grouped by product segment. All properties shown are owned in fee except where otherwise noted.

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

    India
      Glass Container Plants
        Pondicherry                       Rishikesh
        Pune

    Indonesia
      Glass Container Plant
        Jakarta

    New Zealand
      Glass Container Plant
        Auckland

  European Operations
    Czech Republic
      Glass Container Plants
        Sokolov                           Teplice

    Estonia
      Glass Container Plant
        Jarvakandi

    Finland
      Glass Container Plant
        Karhula

    Hungary
      Glass Container Plant
        Oroshaza

    Italy
      Glass Container Plants
        Asti                              Pordenone
        Bari (2 plants)                   Rome
        Bologna                           Terni
        Cagliari                          Trento
        Milan                             Treviso
        Napoli                            Verese

      Mold Shop
        Napoli

    Poland
      Glass Container Plants
        Jaroslaw                          Poznan

    Spain
      Glass Container Plants
        Barcelona

    United Kingdom
      Glass Container Plants
        Alloa                             St. Albans
        Harlow

      Sand Plant
        Devilla

  Latin American Operations
    Brazil
      Glass Container Plants
        Rio de Janeiro                    Sao Paulo

      Machine Shop
        Manaus

    Colombia
      Glass Container Plants
        Envigado                          Zipaquira

    Ecuador
      Glass Container Plant
        Guayaquil

    Peru
      Glass Container Plant
        Callao

    Puerto Rico
      Glass Container Plant
        Vega Alta

    Venezuela
      Glass Container Plants
        Caracas                           Valencia
        La Victoria

Plastics Packaging
  Domestic Operations
    HDPE (High Density Polyethylene) and
     PET (Polyethylene Terephthalate)
     Container Plants
      Atlanta, GA                         Kansas City, MO (2)
      Baltimore, MD                       Kissimmee, FL
      Bedford, NH                         La Mirada, CA (2)
      Belvidere, NJ                       Modesto, CA
      Cartersville, GA                    Nashua, NH
      Chicago, IL                         Newburyport, MA
      Cincinnati, OH (1)                  Rockwall, TX
      Edison, NJ                          Rocky Mount, NC
      Findlay, OH                         Rossville, GA (2)
      Florence, KY (2 plants) (1)         St. Louis, MO (2)
      Fremont, OH                         Sullivan, IN
      Greenville, SC                      Tolleson, AZ
      Harrisonburg, VA                    Vandalia, IL (1)
      Hazleton, PA                        Washington, NJ (2)
      Henderson, NV



    Closure and Specialty Products Plants
      Bridgeport, CT                      Erie, PA
      Brookville, PA                      Franklin, IN
      Chattanooga, TN                     Hamlet, NC
      Constantine, MI (1)                 Maumee, OH (2)
      El Paso, TX (2)

    Prescription Products Plant
      Berlin, OH (1)

  Asia Pacific Operations
    Plastic Container Plants
      Australia
        Adelaide                          Perth
        Brisbane                          Sydney (3 plants)
        Melbourne (2 plants)              Wadonga

      New Zealand
        Auckland                          Christchurch

    Closure Plants
      Australia
        Brisbane (2 plants)               Perth
        Drouin                            Sydney
        Melbourne (3 plants)

      New Zealand
        Auckland

      Thailand
        Bangkok


  European Operations
    Plastic Container Plants
      Finland
        Ryttyla

      Hungary
        Gyor

      Netherlands
        Etten-Leur

      United Kingdom
        Chalgrove

  Latin American Operations
    Plastic Container Plants
      Brazil
        Sorocaba

      Mexico
        Mexico City
        Pachuca

      Puerto Rico
        Las Piedras

Other
  Label and Carrier Products Plant
    Bardstown, KY

Corporate Facilities
  World Headquarters Building
  Toledo, OH (2)

  Levis Development Park
  Perrysburg, OH
-------------------------------

(1) This facility is financed in whole or in part under tax-exempt financing agreements.
(2)  This facility is leased in whole or in part.


The Company believes that its facilities are well maintained and currently adequate for its planned production requirements over the next three to five years.


ITEM 3.     LEGAL PROCEEDINGS

See the section entitled "Contingencies" on pages 69 - 71.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 1999.

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

Name and Age                                      Position
------------                                      --------
Joseph H. Lemieux (69) . . . . .    Chairman since 1991; Chief Executive
                                    Officer since 1990; President and Chief
                                    Operating Officer, 1986-1990; Director
                                    since 1984.  Member of Class III of the
                                    Board of Directors of the Company, with a term expiring in 2000.

R. Scott Trumbull (51) . . . . .    Executive Vice President, International
                                    Operations since 1993; Executive Vice
                                    President, Corporate Development since
                                    1998; Vice President and Director of
                                    Corporate Planning, 1992-1993; Vice
                                    President and General Manager of Plastics and Closure Operations, 1986-1992.

Terry L. Wilkison (58) . . . . .    Executive Vice President, Latin American
                                    Operations since 1998; Executive Vice
                                    President, 1993-1997; Executive Vice
                                    President, Domestic Packaging Operations,
                                    1993-1996; Vice President and General
                                    Manager of Plastics, Closures, and
                                    Prescription Products, 1992-1993; Vice
                                    President and General Manager of
                                    Specialty Glass Operations, 1987-1992.

Thomas L. Young (56) . . . . . .    Executive Vice President, Administration
                                    and General Counsel since 1993;
                                    Secretary, 1990-1998; Vice President,
                                    General Counsel, General Manager -
                                    Operations Administration, 1992-1993;
                                    Vice President and General Counsel, 1990-
                                    1992; Member of Class I of the Board of
                                    Directors of the Company, with a term
                                    expiring in 2001.

David G. Van Hooser (53) . . . .    Senior Vice President and Chief Financial
                                    Officer since 1998; Senior Vice President and Director of Corporate Strategy, 1996-
                                    1998; Vice President and General Manager of Plastic Components Operations, 1994-
                                    1996; Vice President, Treasurer and
                                    Controller, 1990-1994; Vice President and
                                    Treasurer, 1988-1990.

Name and Age                                      Position
------------                                      --------
John Bachey (51) . . . . . . . .    Vice President since 1997; General
                                    Manager, European and Latin American
                                    Plastics Operations since 1999; General
                                    Manager, Europe and Latin America,
                                    Continental PET Technologies, 1998-1999;
                                    Managing Director of United Glass, 1997;
                                    Vice President of Glass Container Sales
                                    and Marketing, 1996-1997; Vice President and General Manager, West Coast, 1993-
                                    1996.

James W. Baehren (49). . . . . .    Corporate Secretary since 1998; Associate
                                    General Counsel since 1996; Assistant
                                    General Counsel, 1992-1996.

Russell C. Berkoben (58) . . . .    Vice President since 1992; Vice President
                                    and General Manager of Plastics Group
                                    since 1997; Vice President and General
                                    Manager of Plastic Containers Operations,
                                    1991-1996; Vice President and Plastic
                                    Containers Business Unit Manager, 1985-
                                    1991.

Joseph V. Conda (58) . . . . . .    Vice President since 1998; Vice President
                                    of Glass Container Sales and Marketing
                                    since 1997; Vice President and General
                                    Manager of Prescription Products, 1996-
                                    1997.

Thomas E. Coyle (49) . . . . . .    Vice President since 1999; Vice President
                                    and General Manager of Prescription
                                    Products since 1997; Vice President of
                                    Plastic Containers Operations, 1991-1997.

Jeffrey A. Denker (52) . . . . .    Treasurer since 1998; Assistant
                                    Treasurer, 1988-1998; Director of
                                    International Finance, 1987-1998.

Larry A. Griffith (54) . . . . .    Vice President since 1990; Vice President
                                    and General Manager of Closure and
                                    Specialty Products since 1998; Vice
                                    President of International Operations,
                                    1997-1998; Vice President and Chief
                                    Information Officer, 1996-1998; General
                                    Manager of Plastic Components Operations,
                                    1996-1997; General Manager of Kimble,
                                    1992-1995; Vice President of Corporate
                                    Staff and Director of Corporate Planning,
                                    1988-1990.

Name and Age                                      Position
------------                                      --------
W. Bruce Larsen (46) . . . . . .    Vice President since 1997; Vice President
                                    and General Manager of Plastic Containers since 1999; Vice President and Director of Operations, Plastic Containers 1998-
                                    1999; Vice President and Director of
                                    Manufacturing, Plastic Containers, 1993-
                                    1998.

Gerald J. Lemieux (42) . . . . .    Vice President since 1997; Vice President
                                    and General Manager of Domestic Glass
                                    Container since 1997; Vice President,
                                    Domestic Glass Container Finance and
                                    Administration, 1992-1997.

    Mr. Gerald J. Lemieux is the son of Mr. Joseph H. Lemieux.

Michael D. McDaniel (51) . . . .    Vice President since 1992; Vice President
                                    and General Manager of Continental PET
                                    Technologies since 1998; Vice President
                                    and General Manager of Closure and
                                    Specialty Products, 1991-1998; Vice
                                    President and Director of Manufacturing
                                    and Engineering of Closure Operations,
                                    1990-1991; Vice President and
                                    Manufacturing Manager of Closure
                                    Operations, 1985-1990.

Philip McWeeny (60). . . . . . .    Vice President and General Counsel -
                                    Corporate since 1988.

Peter J. Robinson (56) . . . . .    Vice President since 1999; General
                                    Manager of Asia Pacific Operations since
                                    1998; Chief Executive of ACI Packaging
                                    Group, 1988-1998.

Robert A. Smith (58) . . . . . .    Vice President since 1993; Vice President
                                    and Technical Director since 1998; Vice
                                    President of International Operations
                                    1997-1998; Vice President of Glass
                                    Container Manufacturing, 1993-1997; Vice
                                    President and General Manager, West
                                    Coast, 1990-1993; Vice President and Area
                                    Manufacturing Manager, 1986-1990.

Franco Todisco (56). . . . . . .    Vice President since 1999; General
                                    Manager of Southern and Central Europe
                                    Operations since 1999; President of Avir
                                    S.p.A. 1994-1999; Vice President of Avir
                                    S.p.A., 1977-1994.

Name and Age                                      Position
------------                                      --------
Edward C. White (52) . . . . . .    Controller since 1999; Vice President
                                    and Director of Finance, Planning, and
                                    Administration - International
                                    Operations, 1997-1999; Financial Director of the Company's affiliates in Finland and Poland, 1996-1997; President, Coe
                                    Press Equipment Company, 1995-1996.

                                  PART II

ITEM 5.     MARKET FOR OWENS-ILLINOIS, INC.'S COMMON STOCK
            AND RELATED SHARE OWNER MATTERS

The price range for the Company's Common Stock on the New York Stock Exchange, as reported by National Association of Securities Dealers, was as follows:



                                          1999                   1998
                                   -------------------    --------------------
                                    High         Low       High         Low
                                   -------     -------    -------     --------
First Quarter                      32-3/4      22         46-3/16     33-3/4
Second Quarter                     33-7/16     23-5/8     47-9/16     38-15/16
Third Quarter                      32-3/16     19-7/16    49          23-3/4
Fourth Quarter                     25-7/16     19-5/16    35-3/4      24


The number of share owners of record on January 31, 2000 was 1,193. Approximately 75 percent of the outstanding shares were registered in the name of Depository Trust company, or CEDE, which held such shares on behalf of 242 brokerage firms, banks, and other financial institutions. The shares attributed to these financial institutions, in turn, represented the interests of more than 25,000 unidentified beneficial owners. No dividends have been declared or paid since the Company's initial public offering in December 1991. For restrictions on payment of dividends on Common Stock, see the fourth paragraph of the section entitled "Long-Term Debt" on page 54.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data presented below relates to each of the five years in the period ended December 31, 1999. Such data was derived from the Consolidated Financial Statements, of which the most recent three years are included elsewhere in this document and were audited by Ernst & Young LLP, independent auditors, whose report with respect to the financial statements appears elsewhere in this document. See Consolidated Financial Statements -- Statement of Significant Accounting Policies and Financial Review.
                                       Years Ended December 31,
                        ----------------------------------------------------
                          1999     1998 (a)   1997 (b)     1996       1995
                        --------   --------   --------   --------   --------
Consolidated operating             (Dollar amounts in millions)
  results:         .
Net sales. . . . . .    $5,522.9   $5,306.3   $4,658.5   $3,845.7   $3,763.2
Other revenue (c). .       263.8      193.0      169.9      130.5      117.8
                        --------   --------   --------   --------   --------
                         5,786.7    5,449.3    4,828.4    3,976.2    3,881.0

Costs and expenses:
Manufacturing, shipping
  and delivery . . .     4,296.4    4,075.6    3,666.4    3,025.6    2,948.5
Research, engineering,
  selling, administra-
  tive and other (d)       566.6      834.7      407.0      323.9      322.9
Earnings before         --------   --------   --------   --------   --------
  interest expense
  and items below. .       923.7      589.0      755.0      626.7      609.6
Interest expense . .       425.9      380.0      302.7      302.6      299.6
                        --------   --------   --------   --------   --------
Earnings before items
  below. . . . . . .       497.8      209.0      452.3      324.1      310.0
Provision for income
  taxes (e). . . . .       185.5       66.7      148.5      104.9      100.8
Minority share owners'
  interests in
  earnings of
  subsidiaries . . .        13.2       20.2       31.4       28.1       40.1
Earnings before         --------   --------   --------   --------   --------
  extraordinary
  items  . . . . .         299.1      122.1      272.4      191.1      169.1

Extraordinary charges
  from early
  extinguishment of
  debt, net of
  applicable income
  taxes  . . . . . .         (.8)     (14.1)    (104.5)
                        --------   --------   --------   --------   --------
Net earnings . . . .    $  298.3   $  108.0   $  167.9   $  191.1   $  169.1
                        ========   ========   ========   ========   ========

                                       Years ended December 31,
                        ----------------------------------------------------
                          1999     1998 (a)   1997 (b)     1996       1995
                        --------   --------   --------   --------   --------
                         (Dollar amounts in millions, except per share data)

Basic earnings
  per share of
  common stock:
  Earnings before
    extraordinary
    items. . . . . .    $   1.80   $   0.71   $   2.03   $   1.58   $   1.40
  Extraordinary charges     (.01)     (0.09)     (0.78)
                        --------   --------   --------   --------   --------
  Net earnings . . .    $   1.79   $   0.62   $   1.25   $   1.58   $   1.40
                        ========   ========   ========   ========   ========
Weighted average
  shares outstanding
  (in thousands) . .     153,804    149,970    133,597    120,276    119,343
                         =======    =======    =======    =======    =======
Diluted earnings
  per share of
  common stock:
  Earnings before
    extraordinary
    items. . . . . .    $   1.79   $   0.71   $   2.01   $   1.55   $   1.37
  Extraordinary charges     (.01)     (0.09)     (0.77)
                        --------   --------   --------   --------   --------
  Net earnings . . .    $   1.78   $   0.62   $   1.24   $   1.55   $   1.37
                        ========   ========   ========   ========   ========
Weighted diluted average
  shares (in thousands)  155,209    150,944    135,676    123,567    123,161
                         =======    =======    =======    =======    =======

The Company's convertible preferred stock was not included in the computation of 1999 and 1998 diluted earnings per share since the result would have been antidilutive. The Company's exchangeable preferred stock was not included in the computation of 1998 diluted earnings per share since the result would have been antidilutive. Options to purchase 3,357,449, 1,160,667, 11,429, 146,975, and 781,290 weighted average shares of common stock which were outstanding during 1999, 1998, 1997, 1996, and 1995, respectively, were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

                                       Years ended December 31,
                        ----------------------------------------------------
                          1999     1998 (a)   1997 (b)     1996       1995
                        --------   --------   --------   --------   --------
                                    (Dollar amounts in millions)
Other data:
The following are included in
  net earnings:
  Depreciation . . .    $  403.7   $  358.5   $  283.5   $  219.8   $  188.3
  Amortization of
    excess cost and
    intangibles. . .       132.7       98.0       55.9       46.8       44.8
  Amortization of
    deferred finance
    fees (included
    in interest
    expense) . . . .         8.9        7.4        4.1        5.0        5.0
                        --------   --------   --------   --------   --------
                        $  545.3   $  463.9   $  343.5   $  271.6   $  238.1
                        ========   ========   ========   ========   ========
Balance sheet data (at end of period):
  Working capital. .    $    837   $    850   $    604   $    380   $    328
  Total assets . . .      10,756     11,061      6,845      6,105      5,439
  Total debt . . . .       5,939      5,917      3,324      3,395      2,833
  Share owners' equity     2,350      2,472      1,342        730        532

(a) Results of operations and other data since April 1998 include the acquisition of the worldwide glass and plastics packaging businesses of BTR plc, and the related financings. For further information, see Acquisition of Worldwide Packaging Businesses of BTR plc, and Pro Forma Information - Acquisition of BTR Packaging on pages 67 - 68.

(b) Results of operations since January 1997 include the acquisition of AVIR S.p.A. Also during 1997, the Company implemented a refinancing plan.

(c) Other revenue in 1999 includes gains totaling $40.8 million ($23.6 million after tax and minority share owners' interests) related to the sales of a U.S. glass container plant and a mold manufacturing business in Colombia.

     Other revenue in 1998 includes: (1) a gain of $18.5 million ($11.4 million aftertax) related to the termination of a license agreement, net of charges for related equipment write-offs and capacity adjustments, under which the Company had produced plastic multipack carriers for beverage cans; and (2) a loss of $5.7 million ($3.5 million aftertax) on the sale of a discontinued operation by an equity investee. Other revenue in 1997 includes a gain of $16.3 million ($16.3 million aftertax) from the sale of the remaining 49% interest in Kimble Glass.

(d) Amount for 1999 includes second quarter charges totaling $20.8 million ($14.0 million after tax and minority share owners' interests) related principally to restructuring costs and write-offs of certain assets in Europe and Latin America.

     In 1998, the Company recorded: (1) a charge of $250.0 million ($154.4 million aftertax) related to adjustment of the reserve for estimated future asbestos-related costs; (2) charges of $72.6 million ($47.4 million after tax and minority share owners' interests) related principally to a plant closing in the United Kingdom and restructuring costs at certain international affiliates; (3) a net charge of $0.9 million ($0.6 million aftertax) for the settlement of certain environmental litigation and the reduction of previously established reserves for guarantees of certain obligations of a previously divested business.

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

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of 1999 with 1998

For the year ended December 31, 1999, the Company recorded earnings before extraordinary items of $299.1 million compared to $122.1 million for 1998.
Net earnings of $298.3 million for 1999 and $108.0 million for 1998 reflect $.8 million and $14.1 million, respectively, of extraordinary charges from the early extinguishment of debt. Excluding the effects of unusual items for both 1999 and 1998 discussed in the table below, the Company's 1999 earnings before extraordinary items of $289.5 million decreased $12.0 million, or 4.0%, from 1998 earnings before extraordinary items of $301.5 million.

The following table lists unusual items (in millions of dollars) recorded in 1999 and 1998, and their related effects on both EBIT and earnings before extraordinary items. EBIT is defined as earnings before interest income, interest expense, provision for income taxes, minority share owners' interest in earnings of subsidiaries, and extraordinary charges.

--------------------------------------------------    -----------------------
                                     1999                       1998
--------------------------------------------------    -----------------------
                                       Earnings                   Earnings
                                        before                     before
                                     extraordinary              extraordinary
                             EBIT        items        EBIT          items
--------------------------------------------------    -----------------------
As reported                $895.2           $299.1    $559.8           $122.1

Unusual items - charges
  (credits):
  Net gains on the sales
    of a U.S. glass con-
    tainer plant and a
    mold manufacturing
    business in
    Colombia                (40.8)           (23.6)
  Charges for restructuring
    costs and write-offs
    of certain assets in
    Europe and Latin
    America                  20.8             14.0
  Adjustment of reserve
    for estimated future
    asbestos-related costs                             250.0            154.4
  Plant closing and
    restructuring costs
    at certain interna-
    tional affiliates                                   72.6             47.4
  Loss on sale of discon-
    tinued operation by
    equity investee                                      5.7              3.5
  Net charge for settle-
    ment of environmental
    litigation and reduction
    of previously
    established reserves                                 0.9              0.6
  Net gain on sale of
    license agreement                                  (18.5)           (11.4)
  Adjustment of net
    deferred income tax
    liabilities as a result
    of a reduction in
    Italy's statutory
    income tax rate                                                     (15.1)
--------------------------------------------------    -----------------------
Before unusual items       $875.2           $289.5    $870.5           $301.5
==================================================    =======================

The year ended 1998 also includes charges which reduced earnings before extraordinary items by $31.5 million. Such charges relate principally to write-offs of certain assets associated with business conditions in emerging markets.

The years ended 1999 and 1998 include amounts relating to the April 30, 1998 acquisition of the worldwide glass and plastics packaging businesses of BTR plc. Consolidated EBIT, excluding both the 1999 and 1998 unusual items, was $875.2 million for 1999, an increase of $4.7 million, or 0.5%, compared to $870.5 million for 1998. The increase is attributable to higher EBIT for the Plastics Packaging segment, partially offset by lower EBIT in the Glass Containers segment. Results of both segments are discussed further below. Interest expense, net of interest income, increased $46.6 million in 1999 due principally to the financings related to the acquisition of the BTR glass and plastics packaging businesses. The $7.0 million decrease in minority share owners' interests in earnings of subsidiaries resulted from lower net earnings of certain foreign affiliates, principally the affiliate in Colombia. Exclusive of unusual items, the Company's effective tax rate for 1999 was 36.9% compared to a rate of 37.3% for 1998.

Capsule segment results (in millions of dollars) for 1999 and 1998 are as follows (a):
----------------------------------------------------------------------------
Net sales to unaffiliated customers                       1999          1998
----------------------------------------------------------------------------
Glass Containers                                      $3,762.6      $3,809.9
Plastics Packaging                                     1,686.7       1,414.5
Other                                                     73.6          81.9
----------------------------------------------------------------------------
Segment and consolidated net sales                    $5,522.9      $5,306.3
============================================================================

----------------------------------------------------------------------------
EBIT                                                      1999      1998 (c)
----------------------------------------------------------------------------
Glass Containers                                      $  602.4 (b)  $  547.7
Plastics Packaging                                       281.8         232.0
Other                                                      5.1          29.1
----------------------------------------------------------------------------
Segment EBIT                                             889.3         808.8
  Eliminations and other retained costs (d)                5.9        (249.0)
----------------------------------------------------------------------------
Consolidated EBIT                                     $  895.2      $  559.8
============================================================================

(a)  See Segment Information included on pages 72 - 76.

(b) EBIT for 1999 includes: (1) gains totaling $40.8 million related to the sales of a U.S. glass container plant and a mold manufacturing business in Colombia, and (2) charges totaling $20.8 million related principally to restructuring costs and write-offs of certain assets in Europe and Latin America.

(c) Segment EBIT in 1998 includes the following unusual items: (1) charges of $72.6 million related principally to a plant closing in the United Kingdom and restructuring costs at certain international affiliates; (2) a loss of $5.7 million on the sale of a discontinued operation by an equity investee; and (3) a gain of $18.5 million related to the termination of a license agreement, net of charges for related equipment write-offs and capacity adjustments, under which the Company had produced plastic multipack carriers for beverage cans. These items increased (decreased) segment EBIT as follows: Glass Containers -- $(78.3) million; Other -- $18.5 million.

(d) Eliminations and other retained costs for 1998 include the following unusual items: (1) a charge of $250.0 million related to adjustment of the reserve for estimated future asbestos-related costs; and (2) net charges of $0.9 million for the settlement of certain environmental litigation and the reduction of previously established reserves for guarantees of certain obligations of a previously divested business.

Consolidated net sales for 1999 increased $216.6 million, or 4.1%, over the prior year. Net sales of the Glass Containers segment decreased $47.3 million, or 1.2%, from 1998. The combined U.S. dollar sales of the segment's foreign affiliates were nearly equal to the prior year. Increased reported sales from the Asia Pacific glass container businesses acquired from BTR on April 30, 1998 (an increase of approximately $235 million from 1998 to 1999) were offset by weak economic conditions in markets served by the Company's operations in Latin America and Europe. The effect of changing foreign currency exchange rates reduced 1999 U.S. dollar sales of the segment's foreign affiliates by approximately $165 million. In the United States, increased unit shipments of glass containers for the beer industry partially offset the year to year comparative effects of the April 1, 1999 sale of a specialized glass manufacturing facility and lower shipments of food containers. Net sales of the Plastics Packaging segment increased $272.2 million, or 19.2%, over 1998, reflecting the plastics businesses acquired on April 30, 1998 from BTR (an increase of approximately $200 million from 1998 to 1999), and increased unit shipments from all business units.

Segment EBIT for 1999, excluding the 1999 and 1998 unusual items, increased $.7 million to $869.3 million, or 15.7% of net sales, from 1998 segment EBIT of $868.6 million, or 16.4% of net sales. Consolidated operating expense (consisting of selling and administrative, engineering, and research and development expenses) as a percentage of net sales was 6.8% in 1999 compared to 6.5% in 1998. EBIT of the Glass Containers segment, excluding the 1999 and 1998 unusual items, decreased $43.6 million to $582.4 million, compared to $626.0 million in 1998. EBIT of the Asia Pacific glass container businesses acquired from BTR on April 30, 1998 increased approximately $40 million from the eight months of 1998 to the full year of 1999. The contributions of the acquired businesses and gains on sales of non-strategic assets in Europe were more than offset by soft market conditions for most of the affiliates located in Europe and Latin America. The effect of changing foreign currency exchange rates reduced 1999 U.S. dollar EBIT, before unusual items, of the segment's foreign affiliates by approximately $15 million in comparison to 1998. In the United States, Glass Container EBIT increased from 1998 as a result of increased unit shipments of beer containers. The EBIT of the Plastics Packaging segment increased $49.8 million, or 21.5%, compared to 1998. Contributing to this increase were the plastics businesses acquired on April 30, 1998 from BTR (an increase of approximately $22 million from the eight months of 1998 to the full year of 1999), increased shipments of containers for health care and personal care products, food containers, closures and trigger pumps, and strong demand for prescription packaging, including the new 1-Clic(TM) prescription vial. The Other segment EBIT in comparison to prior year, excluding the 1998 unusual item, was adversely affected by the end of the first quarter 1998 termination of a license agreement under which the Company had produced plastic multipack carriers for beverage cans, and lower shipments of labels.

Eliminations and other retained costs were $5.9 million for 1999, reflecting higher net financial services income, compared to $1.9 million for 1998, excluding the 1998 unusual items.

The 1999 results include the following unusual items: (1) gains totaling $40.8 million ($23.6 million after tax and minority share owners' interests) related to the sales of a U.S. glass container plant and a mold manufacturing business in Colombia; and (2) charges totaling $20.8 million ($14.0 million after tax and minority share owners' interests) related principally to restructuring costs and write-offs of certain assets in Europe and Latin America.

In 1998, the Company recorded pretax charges of $72.6 million ($47.4 million after tax and minority share owners' interests). Included in these charges are employee severance costs at certain international affiliates and write-downs of assets which will no longer be used, including the closure of a plant in the United Kingdom. The actions associated with these charges were substantially completed in the first half of 1999. Cash expenditures associated with these charges, principally for severance, were approximately $50 million.

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

The 1998 results include the unusual items discussed on page 27. The 1997 results include the following unusual items: (1) a gain of $16.3 million ($16.3 million aftertax) on the sale of the Company's remaining 49% interest in Kimble Glass; and (2) charges of $14.1 million ($8.7 million afertax) principally for the estimated cost of guaranteed lease obligations of a previously divested business.

Consolidated EBIT for 1998, excluding the effects of unusual items, was $870.5 million, an increase of $141.3 million, or 19.4%, compared to the same period in 1997. The increase is attributable to higher EBIT for both the Glass Containers segment and the Plastics Packaging segment as discussed further below. Interest expense, net of interest income, increased $71.7 million from the 1997 period due principally to the financings related to the acquisition of the BTR glass and plastics packaging businesses. The increase in interest expense resulting from the acquisition was partially offset by lower borrowing costs resulting from the 1997 refinancing of higher cost debt, which began in May 1997. The $11.2 million decrease in minority share owners' interests in earnings of subsidiaries resulted from lower net earnings of certain foreign affiliates, principally the affiliate in Colombia. The Company's effective tax rate for 1998, excluding the effects of the unusual items previously discussed, was 37.3%. This compares with 34.1% for the full year 1997, excluding the effect of the gain on the 1997 sale of the remaining 49% interest in Kimble Glass. Increased goodwill amortization resulting from the acquisition of the former BTR packaging businesses and operating losses incurred at certain international affiliates for which no related tax benefit was recorded were the primary reasons for the increase. Net earnings of $108.0 million and $167.9 million for 1998 and 1997, respectively, reflect $14.1 million and $104.5 million, respectively, of extraordinary charges from the early extinguishment of debt.

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
============================================================================

(a)  See Segment Information included on pages 72 - 76.

(b) Segment EBIT in 1998 includes the following unusual items: (1) charges of $72.6 million related principally to a plant closing in the United Kingdom and restructuring costs at certain international affiliates; (2) a loss of $5.7 million on the sale of a discontinued operation by an equity investee; and (3) a gain of $18.5 million related to the termination of a license agreement, net of charges for related equipment write-offs and capacity adjustments, under which the Company had produced plastic multipack carriers for beverage cans. These items increased (decreased) segment EBIT as follows: Glass Containers -- $(78.3) million; Other -- $18.5 million.

(c) Eliminations and other retained costs for 1998 include the following unusual items: (1) a charge of $250.0 million related to adjustment of the reserve for estimated future asbestos-related costs; and (2) net charges of $0.9 million for the settlement of certain environmental litigation and the reduction of previously established reserves for guarantees of certain obligations of a previously divested business. Eliminations and other retained costs for 1997 include the following unusual items: (1) a gain of $16.3 million on the sale of the remaining 49% interest in Kimble Glass; and (2) charges of $14.1 million principally for guarantees of certain lease obligations of a previously divested business.


Consolidated net sales for 1998 increased $647.8 million, or 13.9%, over the prior year. Net sales of the Glass Containers segment increased $281.5 million, or 8.0%, from 1997. The combined U.S. dollar sales of the segment's foreign affiliates increased over the prior year, reflecting the Asia Pacific glass container businesses acquired from BTR on April 30, 1998 (which contributed approximately $362 million to 1998 U.S. dollar sales), the February 1997 acquisition of AVIR S.p.A., the largest manufacturer of glass containers in Italy, and increased unit shipments in Poland and Venezuela, all of which were partially offset by soft market conditions in Brazil, Colombia, and the United Kingdom. The effect of changing foreign currency exchange rates reduced 1998 U.S. dollar sales of the segment's foreign affiliates by approximately $100 million in comparison to 1997. In the United States, glass container unit volume nearly equaled the prior year, reflecting increased shipments of containers for the beer, tea and juice, and liquor and wine industries, offset by lower shipments of certain food containers. Net sales of the Plastics Packaging segment increased $384.7 million, or 37.4%, over 1997, reflecting the plastics businesses acquired from BTR (which contributed approximately $372 million to 1998 U.S. dollar sales), and increased unit shipments of closures along with plastic containers for health care and household end uses, partially offset by the effects of lower resin costs on pass-through arrangements with customers. The Other segment net sales comparison to prior year was adversely affected by the first quarter 1998 termination of a license agreement under which the Company had produced plastic multipack carriers for beverage cans.

Segment EBIT for 1998, excluding unusual items, increased $136.5 million to $868.6 million, or 16.4% of net sales, from 1997 segment EBIT of $732.1 million, or 15.7% of net sales. Consolidated operating expense as a percentage of net sales was 6.5% in 1998 compared to 6.3% in 1997. EBIT of the Glass Containers segment, excluding the 1998 unusual items, increased $82.8 million to $626.0 million, compared to $543.2 million in 1997. The Asia Pacific glass container businesses acquired from BTR on April 30, 1998 contributed approximately $91 million to 1998 U.S. dollar EBIT. Improved results at the segment's affiliate in Italy was more than offset by soft market conditions in the United Kingdom, Hungary, and most of the affiliates located in Latin America. The effect of changing foreign currency exchange rates reduced 1998 U.S. dollar EBIT, before unusual items, of the segment's foreign affiliates by approximately $15 million in comparison to 1997. In the United States, EBIT increased from 1997 as a result of an improved cost struc-ture. The EBIT of the Plastics Packaging segment increased $58.2 million, or 33.5%, compared to 1997. The plastics businesses acquired from BTR contrib-uted approximately $55 million to 1998 EBIT. The Other segment EBIT, excluding the 1998 unusual items, was lower due to lower shipments of labels and carriers, including plastic multipack carriers for beverage cans.

Eliminations and other retained costs, excluding both 1998 and 1997 unusual items, were $1.9 million of income for 1998 compared to $2.9 million of expense for 1997, reflecting higher net financial services income, offset by the nonrecurrence of a reported gain on an asset sale in 1997.

Capital Resources and Liquidity

The Company's total debt at December 31, 1999 was $5.94 billion, compared to $5.92 billion at December 31, 1998.

At December 31, 1999, the Company had available credit totaling $4.5 billion under its agreement with a group of banks ("Bank Credit Agreement") expiring in December 2001, of which $565.3 million had not been utilized. At December 31, 1998, the Company had $731.0 million of credit which had not been utilized under the Bank Credit Agreement. The increased utilization resulted in large part from borrowings incurred in connection with the 1999 repurchase of 10 million shares of the Company's common stock for $225.6 million. Cash provided by operating activities was $563.0 million for 1999 compared to $647.3 million for 1998.

The Company anticipates that cash flow from its operations and from utilization of credit available through December 2001 under the Bank Credit Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations. The Company faces additional demands upon its liquidity for asbestos-related payments. Based on the Company's expectations regarding future payments for lawsuits and claims and its expectation of the collection of its insurance coverage and reimbursement for such lawsuits and claims, and also based on the Company's expected operating cash flow, the Company believes that the payment of any deferred amounts of previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits and claims associated with asbestos, will not have a material adverse effect upon the Company's liquidity on a short-term or long-term basis.

In May 1999, the Company's Board of Directors authorized the management of the Company to repurchase up to 10 million shares of the Company's common stock. The Company repurchased 10 million shares for $225.6 million under this authorization during 1999. In February 2000, the Board of Directors authorized the repurchase of up to an additional 10 million shares of the Company's common stock. The Company intends to purchase its common stock from time to time on the open market depending on market conditions and other factors. The Company believes that cash flows from its operations and from utilization of credit available under the Bank Credit Agreement will be sufficient to fund such purchases in addition to the obligations mentioned in the previous paragraph.

Excess of Purchase Cost over Net Assets Acquired

The excess of purchase cost over net assets acquired, net of accumulated amortization ("goodwill") was $3.29 billion and $3.31 billion at December 31, 1999 and 1998, respectively. This represents 31% and 30% of total assets, and 140% and 134% of share owners' equity at December 31, 1999 and 1998, respec-tively. Goodwill represents the excess of purchase price and related costs over the fair values assigned to the net tangible and identifiable intangible assets of businesses acquired, and is amortized over 40 years. In assigning a benefit period to goodwill, the Company considers regulatory provisions, the technological environment in which the acquired company operates, including barriers to new competing entities, the maturity of the products manufactured by the businesses acquired, and the effects of obsolescence, demand, competition and other economic factors. The Company has determined that no events or circumstances occurred in 1999 to warrant revised estimates of the goodwill benefit period.

Impact of Year 2000

As a result of planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems due to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The majority of the costs incurred for Year 2000 modifications were for the purchase of new software and operating equipment, and were, therefore, capitalized. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Introduction of Euro Currency

On January 1, 1999, the Euro was introduced in eleven of the fifteen Economic and Monetary Union countries. The Company has affiliates located in the following countries which participated in the Euro introduction: Finland, Italy, the Netherlands, and Spain. In addition, the Company transacts business in other countries in which the Euro has been introduced. The Company does not believe the conversion to the Euro and the cost of implementing required system changes will be material to the Company's consolidated financial statements.

ITEM 7.(a). QUALITATIVE AND QUANTITATIVE DISCLOSURES
            ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from fluctuations in foreign currency exchange rates and changes in interest rates. The Company is not a party to any material derivative financial instruments.

Foreign Currency Exchange Rate Risk

A substantial portion of the Company's operations consists of manufacturing and sales activities conducted by affiliates in foreign jurisdictions. The primary foreign markets served by the Company's affiliates are in Australia, Latin America (principally Colombia, Brazil and Venezuela), and Europe (principally Italy, the United Kingdom, and Poland). In general, revenues earned and costs incurred by the Company's major foreign affiliates are denominated in their respective local currencies. Consequently, the Company's reported financial results could be affected by factors such as changes in foreign currency exchange rates or highly inflationary economic conditions in the foreign markets in which the Company's affiliates operate. When the U.S. dollar strengthens against foreign currencies, the reported dollar value of local currency EBIT generally decreases; when the U.S. dollar weakens against foreign currencies, the reported U.S. dollar value of local currency EBIT generally increases.

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

The Company's Bank Credit Agreement provides for a $1.75 billion loan revolving facility which is available to certain of the Company's foreign subsidiaries and denominated in certain foreign currencies. As of December 31, 1999, amounts outstanding under the offshore loan revolving facility were as follows:

                                                   Millions of
          Foreign Currency Amount                 U.S. Dollars
     ---------------------------------            ------------
     1.42 billion Australian dollars                $  904.4
     230.0  million British pounds                     369.5
     100.0  billion Italian lire                        52.0
                                                    --------
                                                    $1,325.9
                                                    ========
The remaining portion of the Company's consolidated debt which was denominated in foreign currencies was not significant.

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

The following table provides information about the Company's significant interest rate risk at December 31, 1999:
----------------------------------------------------------------------------
                                                 Outstanding      Fair Value
----------------------------------------------------------------------------
                                                    (Millions of dollars)
Variable rate debt:
  Bank Credit Agreement, matures December 2001:
    Revolving Loans and Bid Rate Loans bear
      interest at a Eurodollar based rate
      plus .50%                                    $2,559.4         $2,559.4
    Offshore Loans bear interest at the
      applicable Offshore Base Rate (as defined
      in the Bank Credit Agreement) as follows:
        1.42 billion Australian dollars -- 5.79%   $  904.4         $  904.4
        230.0 million British pounds -- 6.57%      $  369.5         $  369.5
        100.0 billion Italian lira -- 3.58%        $   52.0         $   52.0

Fixed rate debt:
  Senior Notes:
    Due May 2004, interest at 7.85%                $   300.0        $  289.9
    Due May 2005, interest at 7.15%                $   350.0        $  324.6
    Due May 2007, interest at 8.10%                $   300.0        $  287.6
    Due May 2008, interest at 7.35%                $   250.0        $  226.6
  Senior Debentures:
    Due May 2010, interest at 7.50%                $   250.0        $  222.2
    Due May 2018, interest at 7.80%                $   250.0        $  214.4
----------------------------------------------------------------------------
Forward Looking Statements

This document may contain "forward looking" statements as defined in the Private Securities Litigation Reform Act of 1995. Forward looking statements reflect the Company's best assessment at the time, and thus involve uncertainty and risk. It is possible the Company's future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) foreign currency fluctuations relative to the U.S. dollar, (2) change in capital availability or cost, including interest rate fluctuations, (3) the general political, economic and competitive conditions in markets and countries where the Company has operations, including competitive pricing pressures, inflation or deflation, and changes in tax rates, (4) consumer preferences for alternative forms of packaging, (5) fluctuations in raw material and labor costs,
(6) availability of raw materials, (7) costs and availability of energy,
(8) transportation costs, (9) consolidation among competitors and customers,
(10) the ability of the Company to integrate operations of acquired businesses, (11) the performance by customers of their obligations under purchase agreements, and (12) the timing and occurrence of events which are beyond the control of the Company. It is not possible to foresee or identify all such factors. Any forward looking statements in this document are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. Forward looking statements are not a guarantee of future performance and actual results or developments may differ materially from expectations. While the Company continually reviews trends and uncertainties affecting the Company's results of operations and financial condition, the Company does not intend to update any particular forward looking statements contained in this document.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                          Page
                                                                          ----

Report of Independent Auditors                                              40

Consolidated Balance Sheets at December 31, 1999 and 1998                42-43

For the years ended December 31, 1999, 1998, and 1997:

            Consolidated Results of Operations                              41
            Consolidated Share Owners' Equity                            44-45
            Consolidated Cash Flows                                      46-47

Statement of Significant Accounting Policies                             48-49

Financial Review                                                         50-76

Selected Quarterly Financial Data                                        77-80

==============================================================================
                        REPORT OF INDEPENDENT AUDITORS
==============================================================================


The Board of Directors and Share Owners
Owens-Illinois, Inc.

We have audited the accompanying consolidated balance sheets of Owens-Illinois, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of results of operations, share owners' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14.(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens-Illinois, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                   /s/ Ernst & Young LLP
                                                   ---------------------
                                                   Ernst & Young LLP

Toledo, Ohio
February 3, 2000

===========================================================================
CONSOLIDATED RESULTS OF OPERATIONS  Owens-Illinois, Inc.
Millions of dollars, except per share amounts
Years ended December 31,                       1999        1998        1997
---------------------------------------------------------------------------
Revenues:
  Net sales                                $5,522.9    $5,306.3    $4,658.5
  Royalties and net technical assistance       30.3        26.6        21.6
  Equity earnings                              22.3        16.0        17.9
  Interest                                     28.5        29.2        23.6
  Other                                       182.7       121.2       106.8
---------------------------------------------------------------------------
                                            5,786.7     5,499.3     4,828.4
Costs and expenses:
  Manufacturing, shipping, and delivery     4,296.4     4,075.6     3,666.4
  Research and development                     37.5        36.4        28.9
  Engineering                                  42.2        34.8        29.9
  Selling and administrative                  295.6       274.2       232.8
  Interest                                    425.9       380.0       302.7
  Other                                       191.3       489.3       115.4
---------------------------------------------------------------------------
                                            5,288.9     5,290.3     4,376.1
---------------------------------------------------------------------------
Earnings before items below                   497.8       209.0       452.3
Provision for income taxes                    185.5        66.7       148.5
---------------------------------------------------------------------------
                                              312.3       142.3       303.8
Minority share owners' interests
  in earnings of subsidiaries                  13.2        20.2        31.4
---------------------------------------------------------------------------
Earnings before extraordinary items           299.1       122.1       272.4
Extraordinary charges from early
  extinguishment of debt, net of
  applicable income taxes                       (.8)      (14.1)     (104.5)
---------------------------------------------------------------------------
Net earnings                               $  298.3    $  108.0    $  167.9
===========================================================================
Basic earnings per share of common stock:
  Earnings before extraordinary items      $   1.80    $   0.71    $   2.03
  Extraordinary charges                        (.01)      (0.09)      (0.78)
---------------------------------------------------------------------------
  Net earnings                             $   1.79    $   0.62    $   1.25
===========================================================================
Diluted earnings per share of common stock:
  Earnings before extraordinary items      $   1.79    $   0.71    $   2.01
  Extraordinary charges                        (.01)      (0.09)      (0.77)
---------------------------------------------------------------------------
  Net earnings                             $   1.78    $   0.62    $   1.24
===========================================================================
See accompanying Statement of Significant Accounting Policies and Financial Review.

=============================================================================
CONSOLIDATED BALANCE SHEETS  Owens-Illinois, Inc.
Millions of dollars, except share amounts
December 31,                                                1999         1998
-----------------------------------------------------------------------------
Assets
Current assets:
  Cash, including time deposits of $113.4
    ($95.1 in 1998)                                    $   257.1    $   271.4
  Short-term investments                                    32.1         21.1
  Receivables, less allowances of $56.9
    ($56.9 in 1998) for losses and discounts               856.4        877.7
  Inventories                                              826.6        838.1
  Prepaid expenses                                         137.6        168.8
-----------------------------------------------------------------------------
    Total current assets                                 2,109.8      2,177.1

Other assets:
  Equity investments                                       195.2        195.3
  Repair parts inventories                                 234.1        254.2
  Prepaid pension                                          745.6        686.1
  Insurance receivable for asbestos-related costs          205.3        212.8
  Deposits, receivables, and other assets                  527.8        383.7
  Net assets held for sale                                              409.6
  Excess of purchase cost over net assets
    acquired, net of accumulated amortization
    of $502.8 ($405.3 in 1998)                           3,294.4      3,314.9
-----------------------------------------------------------------------------
    Total other assets                                   5,202.4      5,456.6

Property, plant, and equipment:
  Land, at cost                                            163.8        169.1
  Buildings and equipment, at cost:
    Buildings and building equipment                       813.6        835.2
    Factory machinery and equipment                      4,121.6      3,960.4
    Transportation, office, and miscellaneous equipment    156.0        138.1
    Construction in progress                               335.8        291.3
-----------------------------------------------------------------------------
                                                         5,590.8      5,394.1
  Less accumulated depreciation                          2,146.7      1,967.1
-----------------------------------------------------------------------------
    Net property, plant, and equipment                   3,444.1      3,427.0
-----------------------------------------------------------------------------
Total assets                                           $10,756.3    $11,060.7
=============================================================================

=============================================================================
CONSOLIDATED BALANCE SHEETS  Owens-Illinois, Inc. (continued)
Millions of dollars, except share amounts
December 31,                                                 1999        1998
-----------------------------------------------------------------------------
Liabilities and Share Owners' Equity
Current liabilities:
  Short-term loans                                      $   128.9   $   158.3
  Accounts payable                                          520.1       534.9
  Salaries and wages                                         95.0        92.9
  U.S. and foreign income taxes                              26.5        30.9
  Current portion of asbestos-related liabilities            85.0        85.0
  Other accrued liabilities                                 340.8       333.9
  Long-term debt due within one year                         76.8        91.2
-----------------------------------------------------------------------------
    Total current liabilities                             1,273.1     1,327.1

Long-term debt                                            5,733.1     5,667.2

Deferred taxes                                              407.4       325.0

Nonpension postretirement benefits                          314.9       338.4

Other liabilities                                           483.0       690.4

Commitments and contingencies

Minority share owners' interests                            194.9       240.6

Share owners' equity:
  Convertible preferred stock, par value $.01 per
    share, liquidation preference $50 per share,
    9,050,000 shares authorized, issued and
    outstanding                                             452.5       452.5
  Exchangeable preferred stock                                4.0        18.3
  Common stock, par value $.01 per share, 250,000,000
    shares authorized, 156,851,337 shares issued and
    outstanding, less 10,000,000 treasury shares,
    (155,450,173 issued and outstanding in 1998)              1.6         1.5
  Capital in excess of par value                          2,201.9     2,183.1
  Treasury stock, at cost                                  (225.6)
  Retained earnings                                         284.1         7.3
  Accumulated other comprehensive income                   (368.6)     (190.7)
-----------------------------------------------------------------------------
    Total share owners' equity                            2,349.9     2,472.0
-----------------------------------------------------------------------------
Total liabilities and share owners' equity              $10,756.3   $11,060.7
=============================================================================


See accompanying Statement of Significant Accounting Policies and Financial Review.

=============================================================================
CONSOLIDATED SHARE OWNERS' EQUITY  Owens-Illinois, Inc.
Millions of dollars, except per share amounts
Years ended December 31,                         1999        1998        1997
-----------------------------------------------------------------------------
Convertible preferred stock
  Balance at beginning of year               $  452.5
  Issuance of convertible preferred stock                $  452.5
-----------------------------------------------------------------------------
    Balance at end of year                      452.5       452.5
=============================================================================
Exchangeable preferred stock
  Balance at beginning of year                   18.3        20.4    $   21.4
  Exchange of preferred stock
    for common stock                            (14.3)       (2.1)       (1.0)
-----------------------------------------------------------------------------
    Balance at end of year                        4.0        18.3        20.4
=============================================================================
Common stock
  Balance at beginning of year                    1.5         1.4         1.2
  Issuance of common stock                                     .1          .2
  Exchange of preferred stock
    for common stock                               .1
-----------------------------------------------------------------------------
    Balance at end of year                        1.6         1.5         1.4
=============================================================================
Capital in excess of par value
  Balance at beginning of year                2,183.1     1,558.4     1,047.6
  Issuance of common stock                        4.6       622.6       509.8
  Exchange of preferred stock
    for common stock                             14.2         2.1         1.0
-----------------------------------------------------------------------------
    Balance at end of year                    2,201.9     2,183.1     1,558.4
=============================================================================
Treasury stock
  Balance at beginning of year
  Repurchases of common stock                  (225.6)
-----------------------------------------------------------------------------
    Balance at end of year                     (225.6)
=============================================================================
Retained earnings (deficit)
  Balance at beginning of year                    7.3       (90.3)     (258.2)
  Cash dividends on convertible
    preferred stock -- $2.375 per share
    ($1.15 per share in 1998)                   (21.5)      (10.4)
  Net earnings                                  298.3       108.0       167.9
-----------------------------------------------------------------------------
    Balance at end of year                      284.1         7.3       (90.3
=============================================================================

=============================================================================
CONSOLIDATED SHARE OWNERS' EQUITY  Owens-Illinois, Inc. (continued)
Millions of dollars
Years ended December 31,                         1999        1998        1997
-----------------------------------------------------------------------------
Accumulated other comprehensive income
  Balance at beginning of year                 (190.7)     (148.0)      (82.3)
  Foreign currency translation adjustments     (177.9)      (42.7)      (65.7)
-----------------------------------------------------------------------------
    Balance at end of year                     (368.6)     (190.7)     (148.0)
=============================================================================
Total share owners' equity                   $2,349.9    $2,472.0    $1,341.9
=============================================================================
Total comprehensive income
  Net earnings                                  298.3       108.0       167.9
  Foreign currency translation adjustments     (177.9)      (42.7)      (65.7)
-----------------------------------------------------------------------------
    Total                                    $  120.4    $   65.3    $  102.2
=============================================================================

See accompanying Statement of Significant Accounting Policies and Financial Review.

=============================================================================
CONSOLIDATED CASH FLOWS  Owens-Illinois, Inc.
Millions of dollars
Years ended December 31,                           1999       1998       1997
-----------------------------------------------------------------------------
Operating activities:
  Earnings before extraordinary items         $   299.1  $   122.1    $ 272.4
  Non-cash charges (credits):
    Depreciation                                  403.7      358.5      283.5
    Amortization of deferred costs                141.6      105.4       60.0
    Deferred tax provision (credit)               110.8      (17.4)      83.9
    Restructuring costs, writeoffs of certain
      assets and settlement of environmental
      litigation                                   20.8      114.6
    Gains on asset sales                          (40.8)     (18.5)
    Future asbestos-related costs                            250.0
    Other                                         (69.8)     (19.8)     (30.1)
  Change in non-current operating assets          (47.1)     (36.9)     (51.8)
  Asbestos-related payments                      (121.8)     (96.1)    (104.1)
  Asbestos-related insurance proceeds               7.5       26.5       32.1
  Reduction of non-current liabilities            (18.6)      (5.0)      (8.9)
  Change in components of working capital        (122.4)    (136.1)     (91.8)
-----------------------------------------------------------------------------
    Cash provided by operating activities         563.0      647.3      445.2

Investing activities:
  Additions to property, plant and equipment     (650.4)    (573.5)    (471.3)
  Acquisitions, net of cash acquired              (34.0)  (3,700.2)    (137.1)
  Net cash proceeds from divestitures and other   337.1       41.1       57.4
-----------------------------------------------------------------------------
    Cash utilized in investing activities        (347.3)  (4,232.6)    (551.0)

Financing activities:
  Additions to long-term debt                     617.0    5,232.5    1,954.1
  Repayments of long-term debt                   (567.1)  (2,659.8)  (2,106.4)
  Increase (decrease) in short-term loans         (19.6)      61.3       (4.5)
  Treasury shares purchased                      (225.6)
  Payment of convertible preferred stock
    dividends                                     (21.5)     (10.4)
  Issuance of common stock                          4.6      641.1      503.8
  Payment of finance fees and debt retirement
    costs                                          (1.0)     (61.7)    (164.7)
  Issuance of convertible preferred stock                    439.6
-----------------------------------------------------------------------------
     Cash provided by (utilized in) financing
       activities                                (213.2)   3,642.6      182.3

Effect of exchange rate fluctuations on cash      (16.8)      (4.1)     (19.2)
-----------------------------------------------------------------------------

=============================================================================
CONSOLIDATED CASH FLOWS  Owens-Illinois, Inc. (continued)
Millions of dollars
Years ended December 31,                           1999       1998       1997
-----------------------------------------------------------------------------
Increase (decrease) in cash                       (14.3)      53.2       57.3

Cash at beginning of year                         271.4      218.2      160.9
-----------------------------------------------------------------------------
Cash at end of year                           $   257.1  $   271.4    $ 218.2
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

Nature of Operations. The Company is a leading manufacturer of glass container and plastics packaging products operating in two product segments. The Company's principal product lines in the Glass Containers product segment are glass containers for the food and beverage industries. Sales of the Glass Containers product segment were 68% of the Company's 1999 consolidated sales. The Company has glass container operations located in 19 countries, while the plastics packaging products operations are located in 11 countries. The principal markets and operations for the Company's glass products are in the United States, Europe, Latin America, and Australia. The Company's principal product lines in the Plastics Packaging product segment include plastic containers, plastic closures, and plastic prescription containers. Major markets for the Company's plastics packaging products include the United States household products, personal care products, health care products, and food and beverage industries.

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

Inventory Valuation. The Company values most U.S. inventories at the lower of last-in, first-out (LIFO) cost or market. Other inventories are valued at the lower of standard costs (which approximate average costs), average costs, or market.

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

Revenue Recognition. The Company recognizes sales upon the shipment of its products.

Income Taxes on Undistributed Earnings. In general, the Company plans to continue to invest in the business the undistributed earnings of foreign subsidiaries and foreign corporate joint ventures accounted for by the equity method. Accordingly, taxes are provided only on that amount of undistributed earnings in excess of planned reinvestments.

Foreign Currency Translation. The assets and liabilities of certain affiliates and associates are translated at current exchange rates and any related translation adjustments are recorded directly in share owners' equity. The Company's affiliates located in Venezuela operate in "highly inflationary" economies. In such cases, certain assets of these affiliates are translated at historical exchange rates and all translation adjustments are reflected in the statements of Consolidated Results of Operations.

==============================================================================
FINANCIAL REVIEW
Tabular data in millions of dollars, except share and per share amounts
------------------------------------------------------------------------------
Earnings Per Share. The following table sets forth the computation of basic and diluted earnings per share:
---------------------------------------------------------------------------
Years ended December 31,                  1999           1998          1997
---------------------------------------------------------------------------
Numerator:
  Earnings before extraordinary
    items                               $299.1         $122.1        $272.4
  Preferred stock dividends:
    Convertible                          (21.5)         (13.1)
    Exchangeable                           (.8)          (1.4)         (1.5)
---------------------------------------------------------------------------
                                         (22.3)         (14.5)         (1.5)
---------------------------------------------------------------------------
  Numerator for basic earnings per
    share - income available to common
    share owners                         276.8          107.6         270.9
  Effect of dilutive securities -
    preferred stock dividends               .8                          1.5
---------------------------------------------------------------------------
  Numerator for diluted earnings per
    share - income available to common
    share owners after assumed
    exchanges of preferred stock
    for common stock                    $277.6         $107.6        $272.4
===========================================================================
Denominator:
  Denominator for basic earnings per
    share - weighted average
    shares outstanding             153,803,732    149,970,468   133,596,755
  Effect of dilutive securities:
    Stock options and other            649,766        973,096     1,131,911
    Exchangeable preferred stock       755,804                      947,437
---------------------------------------------------------------------------
  Dilutive potential common shares   1,405,570        973,096     2,079,348
---------------------------------------------------------------------------
  Denominator for diluted earnings
    per share - adjusted weighted
    average shares and assumed
    exchanges of preferred stock
    for common stock               155,209,302    150,943,564   135,676,103
===========================================================================
Basic earnings per share                 $1.80          $0.71         $2.03
===========================================================================
Diluted earnings per share               $1.79          $0.71         $2.01
===========================================================================
See "Convertible Preferred Stock" and "Exchangeable Preferred Stock" on pages 59-60 for additional information.

The convertible preferred stock was not included in the computation of 1999 and 1998 diluted earnings per share since the result would have been antidilutive. The exchangeable preferred stock was not included in the computation of 1998 diluted earnings per share since the result would have been antidilutive. Options to purchase 3,357,449, 1,160,667, and 11,429, weighted average shares of common stock which were outstanding during 1999, 1998, and 1997, respectively, were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

Changes in Components of Working Capital Related to Operations. Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:
----------------------------------------------------------------------------
                                                1999        1998        1997
----------------------------------------------------------------------------
Decrease (increase) in current assets:
  Short-term investments                     $ (14.9)    $  (6.4)     $  1.1
  Receivables                                  (50.2)      (18.2)      (76.2)
  Inventories                                  (46.9)      (69.7)       17.9
  Prepaid expenses                               4.4       (29.8)        (.2)
Increase (decrease) in current liabilities:
  Accounts payable and accrued liabilities     (29.2)      (37.8)      (19.7)
  Salaries and wages                             3.2         7.5        (4.1)
  U.S. and foreign income taxes                 11.2        18.3       (10.6)
----------------------------------------------------------------------------
                                             $(122.4)    $(136.1)     $(91.8)
============================================================================

Inventories.  Major classes of inventory are as follows:
----------------------------------------------------------------------------
                                                            1999        1998
----------------------------------------------------------------------------
Finished goods                                            $580.0      $608.9
Work in process                                             36.3        35.0
Raw materials                                              131.3       123.6
Operating supplies                                          79.0        70.6
----------------------------------------------------------------------------
                                                          $826.6      $838.1
============================================================================

If the inventories which are valued on the LIFO method had been valued at standard or average costs, which approximate current costs, consolidated inventories would be higher than reported by $17.7 million and $6.1 million at December 31, 1999 and 1998, respectively.

Inventories which are valued at the lower of standard costs (which approximate average costs), average costs, or market at December 31, 1999 and 1998 were approximately $454.3 million and $506.4 million, respectively.

Equity Investments. Summarized information pertaining to the Company's equity associates follows:
----------------------------------------------------------------------------
                                                            1999        1998
----------------------------------------------------------------------------
At end of year:
    Equity in undistributed earnings:
      Foreign                                             $ 85.4      $ 80.6
      Domestic                                              17.3         8.4
----------------------------------------------------------------------------
        Total                                             $102.7      $ 89.0
============================================================================
    Equity in cumulative translation adjustment           $(38.7)     $(35.5)
============================================================================

----------------------------------------------------------------------------
                                                      1999     1998     1997
----------------------------------------------------------------------------
For the year:
    Equity in earnings:
      Foreign                                        $ 9.5    $ 6.9    $15.1
      Domestic                                        12.8      9.1      2.8
----------------------------------------------------------------------------
        Total                                        $22.3    $16.0    $17.9
============================================================================
    Dividends received                               $10.1    $ 6.6    $ 4.8
============================================================================

Long-Term Debt. The following table summarizes the long-term debt of the Company at December 31, 1999 and 1998:
-----------------------------------------------------------------------------
                                                           1999          1998
-----------------------------------------------------------------------------
Bank Credit Agreement:
  Revolving Credit Facility:
    Revolving Loans                                    $2,559.4      $2,207.0
      Offshore Loans:
        1.42 billion (1.39 billion in 1998)
          Australian dollars                              904.4         874.0
        230.0 million (333.0 million in 1998)
          British pounds                                  369.5         549.8
        100.0 billion (129.0 billion in 1998)
          Italian lira                                     52.0          77.0
Senior Notes:
  7.85%, due 2004                                         300.0         300.0
  7.15%, due 2005                                         350.0         350.0
  8.10%, due 2007                                         300.0         300.0
  7.35%, due 2008                                         250.0         250.0
Senior Debentures:
  7.50%, due 2010                                         250.0         250.0
  7.80%, due 2018                                         250.0         250.0
Other                                                     224.6         350.6
-----------------------------------------------------------------------------
                                                        5,809.9       5,758.4
  Less amounts due within one year                         76.8          91.2
-----------------------------------------------------------------------------
    Long-term debt                                     $5,733.1      $5,667.2
=============================================================================

In April 1998, the Company entered into the Second Amended and Restated Credit Agreement (the "Bank Credit Agreement" or "Agreement") with a group of banks which expires on December 31, 2001. The Agreement provides for a $4.5 billion revolving credit facility (the "Revolving Credit Facility"), which includes a $1.75 billion fronted offshore loan revolving facility (the "Offshore Facility") denominated in certain foreign currencies, subject to certain sublimits, available to certain of the Company's foreign subsidiaries. The Agreement includes an Overdraft Account facility providing for aggregate borrowings up to $100 million which reduce the amount available for borrowing under the Revolving Credit Facility. In addition, the terms of the Bank Credit Agreement permit the Company to request Bid Rate Loans from banks participating in the Agreement. Borrowings outstanding under Bid Rate Loans are limited to $750 million and reduce the amount available for borrowing under the Revolving Credit Facility. The Agreement also provides for the issuance of letters of credit totaling up to $500 million, which also reduce the amount available for borrowing under the Revolving Credit Facility. At December 31, 1999, the Company had unused credit of $565.3 million available under the Bank Credit Agreement.

Borrowings under the Revolving Loans commitment bear interest, at the Company's option, at the prime rate or a reserve adjusted Eurodollar rate. Loans under the Offshore Facility bear interest, at the applicable borrower's option, at the applicable Offshore Base Rate or the Adjusted Offshore Periodic Rate (as those terms are defined in the Bank Credit Agreement). Borrowings under the Revolving Credit Facility also bear a margin linked to the Company's Consolidated Leverage Ratio, as defined in the Agreement. The margin is currently .500% and is limited to a range of .275% to 1.000%. Overdraft Account loans bear interest at the prime rate minus the facility fee percentage, defined below. The weighted average interest rate on borrowings outstanding under the Revolving Loans commitment at December 31, 1999, was 6.94%. The weighted average interest rate on borrowings outstanding under the Offshore Facility at December 31, 1999, was 5.92%. While no compensating balances are required by the Agreement, the Company must pay a facility fee on the Revolving Credit Facility commitments. The facility fee, currently .250%, is limited to a range of .125% and .500%, based on the Company's Consolidated Leverage Ratio.

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

Under the terms of the Bank Credit Agreement, dividend payments with respect to the Company's Preferred or Common Stock and payments for redemption of shares of its Common Stock are subject to certain limitations. At
December 31, 1999, the maximum remaining allowable amount of such payments was $289.2 million. The Agreement also requires, among other things, the maintenance of certain financial ratios, and restricts the creation of liens and certain types of business activities and investments.

Annual maturities for all of the Company's long-term debt through 2004 are as follows: 2000, $76.8 million; 2001, $3,973.5 million; 2002, $36.0 million;
2003, $6.7 million; and 2004, $313.3 million.

Interest paid in cash aggregated $388.1 million for 1999, $326.6 million for 1998, and $303.8 million for 1997.

Fair values at December 31, 1999, of the Company's significant fixed rate debt obligations are as follows:
-----------------------------------------------------------------------------
                              Principal Amount    Indicated       Fair Value
                                (millions of        Market       (millions of
                                   dollars)         Price          dollars)
-----------------------------------------------------------------------------
Senior Notes:
  7.85%                             $300.0           $96.63            $289.9
  7.15%                              350.0            92.75             324.6
  8.10%                              300.0            95.88             287.6
  7.35%                              250.0            90.63             226.6
Senior Debentures:
  7.50%                              250.0            88.88             222.2
  7.80%                              250.0            85.75             214.4
-----------------------------------------------------------------------------

Operating Leases. Rent expense attributable to all operating leases was $73.7 million in 1999, $68.5 million in 1998, and $57.3 million in 1997. Minimum future rentals under operating leases are as follows: 2000, $43.8 million; 2001, $34.8 million; 2002, $30.2 million; 2003, $27.1 million; 2004, $21.9 million, and 2005 and later, $36.1 million.

Foreign Currency Translation. Aggregate foreign currency exchange gains (losses) included in other costs and expenses were $4.9 million in 1999, $(2.8) million in 1998, and $(8.1) million in 1997.

Accumulated Other Comprehensive Income. Foreign currency translation adjustments comprise accumulated other comprehensive income. Changes in the cumulative foreign currency translation adjustments were as follows:

----------------------------------------------------------------------------
                                                  1999        1998      1997
----------------------------------------------------------------------------
Balance at beginning of year                   $(190.7)    $(148.0)  $ (82.3)
Net effect of exchange rate
  fluctuations                                  (175.8)      (45.1)    (79.6)
Deferred income taxes                             (2.1)        2.4      13.9
----------------------------------------------------------------------------
Balance at end of year                         $(368.6)    $(190.7)  $(148.0)
============================================================================

The net effect of exchange rate fluctuations generally reflects changes in the relative strength of the U.S. dollar against major foreign currencies between the beginning and end of the year.

Income Taxes. Deferred income taxes reflect: (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (2) carryovers and credits for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows:

----------------------------------------------------------------------------
                                                           1999         1998
----------------------------------------------------------------------------

Deferred tax assets:
  Accrued postretirement benefits                       $ 110.2      $ 118.4
  Other accrued liabilities                               102.8        138.0
  Asbestos-related liabilities                             61.7        104.3
  U.S. federal tax loss carryovers                         68.1         93.0
  Alternative minimum tax credits                          23.7         21.4
  Other                                                   125.8        105.7
----------------------------------------------------------------------------
    Total deferred tax assets                             492.3        580.8

Deferred tax liabilities:
  Property, plant and equipment                           342.7        339.8
  Prepaid pension costs                                   252.1        231.8
  Insurance for asbestos-related costs                     67.4         68.7
  Inventory                                                34.2         33.8
  Receivables and other assets                             26.6         24.3
  Other                                                    74.0         73.3
----------------------------------------------------------------------------
    Total deferred tax liabilities                        797.0        771.7
----------------------------------------------------------------------------
    Net deferred tax liabilities                        $(304.7)     $(190.9)
============================================================================

Deferred taxes are included in the Consolidated Balance Sheets at December 31, 1999 and 1998 as follows:

----------------------------------------------------------------------------
                                                           1999         1998
----------------------------------------------------------------------------

Prepaid expenses                                        $  102.7     $ 134.1
Deferred tax liabilities                                  (407.4)     (325.0)
----------------------------------------------------------------------------
Net deferred tax liabilities                            $ (304.7)    $(190.9)
============================================================================

The provision (benefit) for income taxes consists of the following:
----------------------------------------------------------------------------
                                                  1999      1998        1997
----------------------------------------------------------------------------

Current:
  U.S. federal                                  $  3.8    $  4.0      $  1.0
  State                                            2.9       3.6         1.0
  Foreign                                         68.0      76.5        62.6
----------------------------------------------------------------------------
                                                  74.7      84.1        64.6
----------------------------------------------------------------------------

Deferred:
  U.S. federal                                   111.1      23.4        65.8
  State                                           11.4      (2.7)        7.2
  Foreign                                        (11.7)    (38.1)       10.9
----------------------------------------------------------------------------
                                                 110.8     (17.4)       83.9
----------------------------------------------------------------------------

Total:
  U.S. federal                                   114.9      27.4        66.8
  State                                           14.3        .9         8.2
  Foreign                                         56.3      38.4        73.5
----------------------------------------------------------------------------
                                                $185.5    $ 66.7      $148.5
============================================================================

The provision for income taxes was calculated based on the following components of earnings before income taxes:
----------------------------------------------------------------------------
                                                  1999      1998        1997
----------------------------------------------------------------------------

Domestic                                        $320.9    $ 40.2      $224.5
Foreign                                          176.9     168.8       227.8
----------------------------------------------------------------------------
                                                $497.8    $209.0      $452.3
============================================================================

Income taxes paid in cash were as follows:
----------------------------------------------------------------------------
                                                  1999      1998        1997
----------------------------------------------------------------------------

Domestic                                        $ 11.0    $  7.3      $  1.9
Foreign                                           51.5      54.7        86.0
----------------------------------------------------------------------------
                                                $ 62.5    $ 62.0      $ 87.9
============================================================================

A reconciliation of the provision for income taxes based on the statutory U.S. federal tax rate of 35% to the provision for income taxes is as follows (certain amounts for the 1998 and 1997 presentation have been reclassified to conform to the 1999 presentation):

----------------------------------------------------------------------------
                                                  1999      1998        1997
----------------------------------------------------------------------------

Pretax earnings at statutory
  U.S. Federal tax rate                         $174.2    $ 73.1      $158.3
Increase (decrease) in provision for
  income taxes due to:
  Amortization of goodwill                        33.1      24.8        12.7
  State taxes, net of federal benefit              9.3        .6         5.3
  Foreign earnings at different rates             (6.7)     (4.9)       (2.7)
  Nontaxable foreign earnings                     (5.0)     (1.5)       (4.8)
  Foreign sales corporation and possession
    tax credits                                   (3.9)     (2.9)       (7.3)
  Research and development credits                (1.8)     (1.5)       (1.5)
  Adjustment for enacted change in tax rate                (15.1)
  Divestiture                                                           (5.7)
  Other items                                    (13.7)     (5.9)       (5.8)
----------------------------------------------------------------------------
Provision for income taxes                      $185.5    $ 66.7      $148.5
============================================================================
Effective tax rate                               37.3%     31.9%       32.8%
============================================================================

For U.S. Federal income tax purposes, approximately $195 million of net operating loss is available as a carryover at December 31, 1999. Carryovers of the net operating loss expire beginning in 2005.

Alternative minimum tax credits and research and development credits of approximately $24 million and $11 million, respectively, are available to offset future U.S. federal income tax. The alternative minimum tax credits do not expire while carryovers of the research and development credits expire beginning in 2009.

At December 31, 1999, the Company's equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $660 million. It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed.

Convertible Preferred Stock. Annual cumulative dividends of $2.375 per share accruing from the date of issuance are payable in cash quarterly commencing August 15, 1998. The convertible preferred stock is convertible at the option of the holder at any time, unless previously redeemed, into shares of common stock of the Company at an initial conversion rate of 0.9491 shares of common stock for each share of convertible stock, subject to adjustment based on certain events. The convertible preferred stock may not be redeemed prior to May 15, 2001. At any time on or after such date, the convertible preferred stock may be redeemed only in shares of common stock of the Company at the option of the Company at predetermined redemption prices plus accrued and unpaid dividends, if any, to the redemption date.

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

Exchangeable Preferred Stock. Exchangeable preferred stock, $.01 par value, $7.00 cumulative dividend, issuable in series, at December 31, 1999 and 1998, was as follows:

                                                            Number of Shares
-----------------------------------------------------------------------------
                                                             1999        1998
-----------------------------------------------------------------------------
Series A Exchangeable
   Authorized                                              75,000      75,000
   Issued                                                  65,625      65,625
   Outstanding                                              5,584      15,956
Series B Exchangeable
   Authorized                                              75,000      75,000
   Issued                                                  65,625      65,625
   Outstanding                                             11,306      51,343
Series C Exchangeable
   Authorized                                             150,000     150,000
   Issued                                                 131,250     131,250
   Outstanding                                             22,612     115,402

The exchangeable preferred stock is exchangeable at the option of the holders for a number of common shares determined by multiplying the total number of exchangeable shares being exchanged by the sum of $100 plus all dividends accumulated and unpaid on each share being exchanged and dividing such amount by the last reported sales price of common stock on the New York Stock Exchange at the close of business on the business day next preceding the day of exchange. Dividends accumulated and unpaid were approximately $2.0 million and $7.9 million at December 31, 1999 and 1998, respectively.

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

All options have been granted at prices equal to the market price of the Company's common stock on the date granted. Accordingly, the Company recognizes no compensation expense related to the stock option plans. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as allowed by SFAS No. 123, pro forma net income and earnings per share would have been as follows:

-----------------------------------------------------------------------------
                                                   1999        1998      1997
-----------------------------------------------------------------------------

Net income:
  As reported                                    $298.3      $108.0    $167.9
  Pro forma                                       291.4       103.6     166.3
Basic earnings per share:
  As reported                                      1.79        0.62      1.25
  Pro forma                                        1.75        0.59      1.23
Diluted earnings per share:
  As reported                                      1.78        0.62      1.24
  Pro forma                                        1.74        0.59      1.23
-----------------------------------------------------------------------------

The pro forma effect on net income is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. Assuming similar grants in future years, the pro forma effect will not be fully reflected until 2000.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:
-----------------------------------------------------------------------------
                                                   1999        1998      1997
-----------------------------------------------------------------------------

Expected life of options                        5 years     5 years   5 years
Expected stock price volatility                   36.5%       31.9%     26.3%
Risk-free interest rate                           5.10%       5.70%     6.08%
Expected dividend yield                           0.00%       0.00%     0.00%
-----------------------------------------------------------------------------

Stock option activity is as follows:
-----------------------------------------------------------------------------
                                                          Weighted   Weighted
                                                          Average    Average
                                              Number of   Exercise     Fair
                                                Shares     Price      Value
-----------------------------------------------------------------------------

Options outstanding at December 31, 1996      5,374,849     $ 9.08
  Granted                                     1,188,787      31.73     $11.18
  Exercised                                  (3,192,874)      6.66
  Cancelled                                     (28,987)     21.43
-----------------------------------------------------------------------------

Options outstanding at December 31, 1997      3,341,775      19.35
  Granted                                     1,788,550      39.74     $15.31
  Exercised                                    (317,131)     13.44
  Cancelled                                     (29,437)     25.39
-----------------------------------------------------------------------------

Options outstanding at December 31, 1998      4,783,757      27.33
  Granted                                     1,786,510      23.94     $ 9.68
  Exercised                                    (157,420)      8.15
  Cancelled                                     (91,813)     33.31
-----------------------------------------------------------------------------

Options outstanding at December 31, 1999      6,321,034     $26.76
=============================================================================
Options exercisable at:
  December 31, 1999                           1,992,136     $15.89
  December 31, 1998                           2,158,646     $15.37
  December 31, 1997                           2,202,125     $12.99
=============================================================================

Shares available for option grant at
  December 31, 1999                           6,217,087
  December 31, 1998                           8,376,652
  December 31, 1997                          10,135,765
=============================================================================

The following table summarizes significant option groups outstanding at December 31, 1999, and related weighted average price and life information:

                             Options Outstanding          Options Exercisable
                       --------------------------------  ---------------------
                                    Weighted
                                     Average
                                    Remaining  Weighted               Weighted
    Range of                        Contract-  Average                Average
    Exercise             Options     ual Life  Exercise    Options    Exercise
     Prices            Outstanding  (in years)  Price    Exercisable   Price
-------------------------------------------------------  ---------------------

$ 7.50 to $16.50         1,691,507      4.3      $13.02    1,691,507    $13.02
$23.94 to $31.63         2,857,060      8.6      $26.87      274,062    $31.63
$31.64 to $41.50         1,772,467      8.4      $39.68       26,567    $36.31
-------------------------------------------------------  ---------------------
                         6,321,034                         1,992,136
=======================================================  =====================

Pension Benefit Plans. Net credits to results of operations for all of the Company's pension plans and certain deferred compensation arrangements amounted to $58.6 million in 1999, $52.1 million in 1998, and $40.2 million in 1997.

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

The changes in the pension benefit obligations for the year were as follows:
-----------------------------------------------------------------------------
                                                         1999            1998
-----------------------------------------------------------------------------

Obligations at beginning of year                     $2,504.8        $2,254.0

Change in benefit obligations:
  Service cost                                           41.8            37.0
  Interest cost                                         155.2           156.0
  Actuarial loss (gain)                                (205.6)          172.0
  Acquisitions                                                           75.5
  Benefit payments                                     (197.5)         (192.4)
  Other                                                 (12.2)            2.7
-----------------------------------------------------------------------------
    Net increase (decrease) in benefit obligations     (218.3)          250.8
-----------------------------------------------------------------------------
Obligations at end of year                           $2,286.5        $2,504.8
=============================================================================

The changes in the fair value of the pension plans' assets for the year were as follows:
-----------------------------------------------------------------------------
                                                         1999            1998
-----------------------------------------------------------------------------

Fair value at beginning of year                      $3,503.6        $3,345.7

Change in fair value:
  Actual return on plan assets                          428.9           296.3
  Acquisitions                                                           80.1
  Benefit payments                                     (197.5)         (192.4)
  Transfer of assets to a special trust to fund
    qualified current retiree health liabilities        (30.5)          (36.5)
  Other                                                   7.9            10.4
-----------------------------------------------------------------------------
    Net increase in fair value of assets                208.8           157.9
-----------------------------------------------------------------------------
Fair value at end of year                            $3,712.4        $3,503.6
=============================================================================

The funded status of the pension plans at year end was as follows:
-----------------------------------------------------------------------------
                                                           1999          1998
-----------------------------------------------------------------------------

Plan assets at fair value                              $3,712.4      $3,503.6
Projected benefit obligations                           2,286.5       2,504.8
-----------------------------------------------------------------------------
  Plan assets in excess of projected benefit
    obligations                                         1,425.9         998.8

Net unrecognized items:
  Actuarial gain                                         (721.4)       (364.0)
  Prior service cost                                       41.1          51.3
-----------------------------------------------------------------------------
                                                         (680.3)       (312.7)
-----------------------------------------------------------------------------
Prepaid pension                                        $  745.6      $  686.1
=============================================================================

The components of the net pension credit for the year were as follows:
-----------------------------------------------------------------------------
                                             1999          1998          1997
-----------------------------------------------------------------------------

Service cost                             $   41.8      $   37.0      $   30.7
Interest cost                               155.2         156.0         152.1
Expected asset return                      (280.6)       (266.1)       (245.3)

Amortization:
  Prior service cost                          8.1           7.7           5.9
  Loss                                        1.1           0.7           0.5
-----------------------------------------------------------------------------
    Net amortization                          9.2           8.4           6.4
-----------------------------------------------------------------------------
Net credit                               $  (74.4)     $  (64.7)     $  (56.1)
=============================================================================

The actuarial present value of benefit obligations is based on a weighted discount rate of approximately 7.50% for 1999 and 6.25% for 1998. Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases on a weighted scale of approximately 4.75% for both 1999 and 1998. The expected weighted long-term rate of return on assets was approximately 9.50% for 1999 and 1998, and 9.75% for 1997. Amortization included in net pension credits is based on the average remaining service of employees. Plan assets include marketable equity securities (which at December 31, 1999 and 1998 included 14,423,621 shares of the Company's common stock), government and corporate debt securities, real estate and commingled funds.

The Company also sponsors several defined contribution plans for all salary and hourly U.S. employees. Participation is voluntary and participants' contributions are based on their compensation. The Company matches substantially all plan participants' contributions up to various limits.

Company contributions to these plans amounted to $10.5 million in 1999, $10.6 million in 1998, and $9.6 million in 1997.

Postretirement Benefits Other Than Pensions. The Company provides certain retiree health care and life insurance benefits covering substantially all U.S. salaried and certain hourly employees. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service.

The changes in the postretirement benefit obligations for the year were as follows:
-----------------------------------------------------------------------------
                                                           1999          1998
-----------------------------------------------------------------------------

Obligations at beginning of year                         $306.9        $307.5

Change in benefit obligations:
  Service cost                                              2.3           2.2
  Interest cost                                            19.1          20.7
  Actuarial loss (gain)                                   (27.7)          3.5
  Divestiture                                              (0.6)
  Benefit payments                                        (32.5)        (27.0)
-----------------------------------------------------------------------------
    Net change in benefit obligations                     (39.4)         (0.6)
-----------------------------------------------------------------------------
Obligations at end of year                               $267.5        $306.9
=============================================================================

The funded status of the postretirement benefit plans at year end was as follows:
-----------------------------------------------------------------------------
                                                         1999            1998
-----------------------------------------------------------------------------

Accumulated postretirement benefit
  obligations                                            $267.5        $306.9

Unrecognized net reduction in obligations:
  Prior service cost                                       59.7          73.4
  Actuarial loss                                          (12.3)        (41.9)
-----------------------------------------------------------------------------
                                                           47.4          31.5
-----------------------------------------------------------------------------
Nonpension postretirement
  benefit obligations                                    $314.9        $338.4
=============================================================================

The components of the net postretirement benefit cost for the year were as follows:
-----------------------------------------------------------------------------
                                             1999          1998          1997
-----------------------------------------------------------------------------

Service cost                               $  2.3        $  2.2        $  2.0
Interest cost                                19.1          20.7          21.8

Amortization:
  Prior service cost                        (13.7)        (13.7)        (13.7)
  Loss                                        1.9           1.4           0.7
-----------------------------------------------------------------------------
    Net amortization                        (11.8)        (12.3)        (13.0)
-----------------------------------------------------------------------------
Net postretirement benefit cost            $  9.6        $ 10.6        $ 10.8
=============================================================================

Assumed health care cost inflation was based on a rate of 6.50% in 1999 and 7.00% in 1998, declining to an ultimate rate of 6.00% in the year 2000. A one percentage point decrease in the rate would have decreased the accumulated postretirement benefit obligation at December 31, 1999 by $7.8 million and decreased the net postretirement benefit cost for 1999 by $0.8 million. A one percentage point increase in the rate would have increased the accumulated postretirement benefit obligation at December 31, 1999 by $9.0 million and increased the net postretirement benefit cost for 1999 by $0.9 million. The assumed discount rates used in determining the accumulated postretirement benefit obligation were 8.00% and 6.50% at December 31, 1999 and 1998, respectively. Amortization included in net postretirement benefit cost is based on the average remaining service of employees.

Benefits provided by the Company for certain of the hourly retirees are determined by collective bargaining. Most other domestic hourly retirees receive health and life insurance benefits from a multiemployer trust established by collective bargaining. Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $8.0 million in 1999, and $8.6 million in 1998 and 1997. Postretirement health and life benefits for retirees of foreign affiliates are generally provided through the national health care programs of the countries in which the affiliates are located.

Other Revenue. Other revenue for the year ended December 31, 1999 includes gains totaling $40.8 million related to the sales of a U.S. glass container plant and a mold manufacturing business in Colombia. Other revenue for the year ended December 31, 1998, includes a gain of $18.5 million related to the termination of a license agreement, net of charges for related equipment write-offs and capacity adjustments, under which the Company had produced plastic multipack carriers for beverage cans. Other revenue for the year ended December 31, 1997, includes a gain of $16.3 million on the sale of the remaining 49% interest in Kimble Glass.

Other Costs and Expenses. Other costs and expenses for the year ended December 31, 1999 include charges totaling $20.8 million related principally to restructuring costs and write-offs of certain assets in Europe and Latin America. Other costs and expenses for the year ended December 31, 1998, includes: (1) $250.0 million related to adjustment of the reserve for estimated future asbestos-related costs, (2) $72.6 million, including approximately $45 million of termination benefits for the elimination of about 1,500 jobs and aproximately $25 million for asset write-downs, related principally to a plant closing in the United Kingdom and restructuring costs at certain international affiliates, (3) a net charge of $0.9 million for the settlement of certain environmental litigation and the reduction of previously established reserves for guarantees of certain obligations of a previously divested business. The amount for 1998 also includes $42.0 million principally for write-offs of certain assets associated with business conditions in emerging markets. Other costs and expenses for the year ended December 31, 1997, include $14.1 million principally for guarantees of certain lease obligations of a previously divested business.

Acquisition of Worldwide Packaging Businesses of BTR plc. On April 30, 1998, the Company completed the acquisition of the worldwide glass and plastics packaging businesses of BTR plc ("BTR Packaging") in an all cash transaction valued at approximately $3.6 billion (the "Acquisition"). The Acquisition is being accounted for under the purchase method of accounting. The total purchase cost of approximately $3.6 billion was allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values. The accompanying Consolidated Results of Operations for the year ended December 31, 1998, includes eight months of BTR Packaging operations.

The aggregate purchase cost and its allocation to the assets acquired and liabilities assumed (see "Net Assets Held for Sale") are as follows (in millions of dollars):

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
                                                           ======

Pro Forma Information - Acquisition of BTR Packaging (unaudited). Had the acquisition of BTR Packaging and the related debt and equity financing occurred on January 1, 1998, unaudited pro forma consolidated net sales, net earnings, and net earnings per share of common stock would have been as follows:

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

Net Assets Held For Sale. In connection with the Acquisition, the Company committed to sell BTR's United Kingdom glass container manufacturer ("Rockware") obtained in the transaction. Early in the second quarter of 1999, the Company completed the sale of Rockware to a subsidiary of Ardagh plc, an Irish glass container manufacturer based in Dublin, Ireland, for total consideration of 249 million pounds sterling (approximately $405 million).
The accompanying Consolidated Results of Operations exclude Rockware and related financing costs. The carrying value of Rockware was based upon estimated future cash flows associated with the assets. In connection with the sale of Rockware, the Company received notes of approximately $135 million. Cash proceeds from the Rockware sale were used for the reduction of debt and for general corporate purposes.

Extraordinary Charges from Early Extinguishment of Debt. During 1999, the Company incurred redemption premiums and wrote off unamortized deferred financing fees related to indebtedness repaid prior to its scheduled maturity. As a result, the Company recorded extraordinary charges totaling $1.2 million less applicable income taxes of $.4 million. During 1998, the Company used proceeds from the May 1998 sale of shares of common stock, convertible preferred stock, and the issuance of debt for the early retirement of debt incurred in connection with the Acquisition. As a result, the Company recorded extraordinary charges for the write-off of unamortized deferred finance fees totaling $22.8 million, net of applicable income taxes of $8.7 million. During 1997, the Company used the proceeds from the sale of shares of common stock, the issuance of $600 million of aggregate principal amount of Senior Notes, and borrowings under its Bank Credit Agreement to redeem $1,907.4 million aggregate principal amount of fixed cost debt, with annual interest rates ranging from 9.75% - 11%. As a result, the Company recorded extraordinary charges for redemption premiums and the write-off of unamortized deferred finance fees totaling $169.2 million, net of applicable income tax effects of $64.7 million.

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

The following table shows the approximate number of plaintiffs and claimants involved in asbestos claims pending at the beginning of, disposed of and filed during, and pending at the end of, each of the years listed (eliminating duplicate filings):

                                               1999        1998        1997
                                              ------      ------      ------
Pending at beginning of year                  15,000      15,000      17,000
Disposed                                      10,000       7,000       7,000
Filed                                         12,000       7,000       5,000
                                              ------      ------      ------
Pending at end of year                        17,000      15,000      15,000
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

Since receiving its first asbestos claim, the Company, as of December 31, 1999, has disposed of the asbestos claims of approximately 222,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $4,550. Certain of these dispositions have included deferred payment amounts payable over periods ranging from one to seven years. Deferred payments at December 31, 1999, totaled $32.5 million and are included in the foregoing average indemnity payment per claim. The Company's indemnity payments for these claims have varied on a per claim basis, and are expected to continue to vary considerably over time.

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

Subsequent to the entry of the Consent Judgment Order in the United Insurance case described above, OIL gave notice of the OIL Settlement to all non-settling reinsurers affected by the United Insurance case, informing all such reinsurers of the terms of the OIL Settlement and demanding timely payment from such reinsurers pursuant to such terms. Since the date of the OIL Settlement, 28 previously non-settling reinsurers have made the payments called for under the OIL Settlement or otherwise settled their obligations thereunder. Other non-settling solvent reinsurers, all of which are parties to the Employers Mutual case described above, have not, however, made the payments called for under the OIL Settlement.

As a result of payments and commitments that have been made by reinsurers pursuant to the OIL Settlement and the earlier settlement agreements described above in the United Insurance case and certain other available insurance, the Company has to date confirmed coverage for its asbestos-related costs of approximately $317.4 million. Of the total amount confirmed to date, $304.7 million had been received through December 31, 1999; and the balance of approximately $12.7 million will be received throughout 2000 and the next several years. The remainder of the insurance asset of approximately $192.6 million relates principally to the reinsurers who have not yet paid, and continue to contest, their reinsurance obligations under the OIL Settlement.

The Company believes, based on the rulings of the trial court, the Appellate Division and the New Jersey Supreme Court in the United Insurance case, as well as its understanding of the facts and legal precedents and based on advice of counsel, McCarter & English L.L.P., that it is probable substantial additional payments will be received to cover the Company's asbestos-related claim losses.

The Company believes that its ultimate asbestos-related contingent liability (i.e., its indemnity or other claim disposition costs plus related litigation expenses) is difficult to estimate with certainty. However, in 1993, the Company established a liability of $975 million to cover what it then estimated would be the total indemnity payments and legal fees associated with the resolution of then outstanding and all expected future asbestos lawsuits and claims. As part of its continual monitoring of asbestos-related matters, the Company in 1998 conducted a comprehensive review to determine if adjustments of asbestos-related assets or liabilities were appropriate. As a result of that review, the Company established an additional liability of $250 million to cover what it estimated to be the total indemnity payments and legal fees associated with the resolution of outstanding asbestos personal injury lawsuits and claims and asbestos personal injury lawsuits and claims filed during the succeeding five years, after which any remaining liability was not expected to be material in relation to the Company's Consolidated Financial Statements.

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

Segment Information. The Company operates in the rigid packaging industry. The Company has two reportable product segments within the rigid packaging industry: (1) Glass Containers and (2) Plastics Packaging. The Glass Containers segment includes operations in the United States, Europe, the Asia Pacific region, and Latin America. The Plastics Packaging segment consists of three business units -- plastic containers, closure and specialty products, and prescription products. The Other segment shown in the tables below consists primarily of the Company's labels and carriers products business unit.

The Company evaluates performance and allocates resources based on earnings before interest income, interest expense, provision for income taxes, minority share owners' interests in earnings of subsidiaries, and extraordinary charges, (collectively "EBIT") excluding unusual items. EBIT includes an allocation of corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided. For the Company's U.S. pension plans, net periodic pension cost (credit) has been allocated to product segments while the related prepaid pension asset is included in the caption Eliminations and Other Retained. Net sales as shown in the geographic segment information are based on the location of the Company's affiliate which recorded the sales.

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
                 Containers  Packaging   Other  Segments  Retained   Totals
-----------------------------------------------------------------------------
Net sales:
  1999             $3,762.6   $1,686.7  $ 73.6  $5,522.9            $ 5,522.9
  1998              3,809.9    1,414.5    81.9   5,306.3              5,306.3
  1997              3,528.4    1,029.8   100.3   4,658.5              4,658.5
=============================================================================
EBIT, excluding unusual items:
  1999             $  582.4   $  281.8  $  5.1  $  869.3   $   5.9  $   875.2
  1998                626.0      232.0    10.6     868.6       1.9      870.5
  1997                543.2      173.8    15.1     732.1      (2.9)     729.2
=============================================================================
Unusual items:
  1999:
   Gains related
    to the sales of
    two manufactur-
    ing facilities   $ 40.8                     $   40.8             $   40.8
   Charges related
    principally to
    restructuring
    costs and write-
    offs of certain
    assets in
    Europe and
    Latin America     (20.8)                       (20.8)               (20.8)

  1998:
   Charges for
    restructuring
    costs at
    certain
    international
    affiliates        (72.6)                       (72.6)               (72.6)
   Gain on ter-
    mination of
    license
    agreement                           $ 18.5      18.5                 18.5
   Loss on sale
    of discon-
    tinued
    operation
    by equity
    investee           (5.7)                        (5.7)                (5.7)
   Other (1)                                               $(250.9)    (250.9)
=============================================================================

-----------------------------------------------------------------------------
                                                          Elimina-
                                                           tions
                                                 Total      and     Consoli-
                   Glass      Plastics          Product    Other     dated
                 Containers  Packaging   Other  Segments  Retained   Totals
-----------------------------------------------------------------------------

Depreciation and amortization expense:
  1999             $  348.8   $  168.9  $ 10.6  $  528.3  $   17.0  $   545.3
  1998                312.9      128.3    10.7     451.9      12.0      463.9
  1997                250.3       73.4    11.7     335.4       8.1      343.5
=============================================================================

Total assets:
  1999             $6,016.8   $3,333.8  $175.0  $9,525.6  $1,230.7  $10,756.3
  1998              6,166.2    3,137.2   174.4   9,477.8   1,582.9   11,060.7
  1997              4,313.6    1,239.1   190.5   5,743.2   1,101.9    6,845.1
=============================================================================

Capital expenditures (2):
  1999             $  428.4   $  212.3  $  3.4  $  644.1  $   6.3   $  650.4
  1998                382.8      185.0     4.1     571.9      1.6      573.5
  1997                317.4      111.9     8.0     437.3     34.0      471.3
============================================================================

(1)  Detail presented in tables on page 76.

(2)  Excludes property, plant and equipment acquired through acquisitions.

Financial information regarding the Company's geographic segments is as follows:
-----------------------------------------------------------------------------
                                                                     Total
                       United                  Asia      Latin     Geographic
                       States      Europe    Pacific    America     Segments
-----------------------------------------------------------------------------

Net sales:
  1999               $3,177.6    $  968.8     $814.9     $561.6      $5,522.9
  1998                3,042.2     1,052.0      522.6      689.5       5,306.3
  1997                2,870.3     1,037.5       60.0      690.7       4,658.5
=============================================================================

EBIT, excluding unusual items:
  1999               $  577.6    $  101.2     $135.1     $ 55.4      $  869.3
  1998                  533.0       139.5       87.3      108.8         868.6
  1997                  457.9       140.0       (1.0)     135.2         732.1
=============================================================================

Unusual items:
  1999:
   Gains related
    to the sales of
    two manufactur-
    ing facilities   $   30.8                            $ 10.0      $   40.8
   Charges related
    principally to
    restructuring
    costs and write-
    offs of certain
    assets in
    Europe and
    Latin America                $  (10.8)                (10.0)       (20.8)

  1998:
   Charges for re-
    structuring
    costs at certain
    international
    affiliates                      (46.8)    $ (3.6)     (22.2)        (72.6)
   Gain on termination
    of license
    agreement            18.5                                            18.5
   Loss on sale of
    discontinued
    operation by
    equity investee                                        (5.7)         (5.7)
=============================================================================

The Company's net fixed assets by geographic segment are as follows:
-----------------------------------------------------------------------------
                                               United
                                               States     Foreign       Total
-----------------------------------------------------------------------------

  1999                                       $1,755.0    $1,689.1    $3,444.1
  1998                                        1,619.4     1,807.6     3,427.0
  1997                                        1,288.3     1,117.1     2,405.4
=============================================================================

Reconciliations to consolidated totals are as follows:
-----------------------------------------------------------------------------
                                                 1999        1998        1997
-----------------------------------------------------------------------------
Revenues:
  Net sales for reportable segments          $5,522.9    $5,306.3    $4,658.5
  Royalties and net technical assistance         30.3        26.6        21.6
  Equity earnings                                22.3        16.0        17.9
  Interest income                                28.5        29.2        23.6
  Other revenue                                 182.7       121.2       106.8
-----------------------------------------------------------------------------
    Total                                    $5,786.7    $5,499.3    $4,828.4
=============================================================================
Earnings before income taxes, minority
  share owners' interests in earnings of
  subsidiaries, and extraordinary items:
  EBIT, excluding unusual items for
    reportable segments                      $  869.3    $  868.6    $  732.1
  Unusual items excluded from reportable
    segment information                          20.0       (59.8)
  Eliminations and other retained,
    excluding unusual items                       5.9         1.9        (2.9)
  Unusual items excluded from eliminations and other retained:

    1998:
      Adjustment of reserve for estimated
        future asbestos-related costs                      (250.0)
      Net charges for the settlement of
        certain environmental litigation
        and the reduction of previously
        established reserves                                 (0.9)

    1997:
      Gain on sale of Kimble Glass                                       16.3
      Charges principally for guarantees of
        certain lease obligations                                       (14.1)
  Net interest expense                         (397.4)     (350.8)     (279.1)
-----------------------------------------------------------------------------
  Total                                      $  497.8    $  209.0    $  452.3
=============================================================================

Selected Quarterly Financial Data (unaudited). The following tables present selected financial data by quarter for the years ended December 31, 1999 and 1998:

-----------------------------------------------------------------------------
                                    1999
-----------------------------------------------------------------------------
                      First    Second          Third      Fourth
                     Quarter  Quarter (a)     Quarter     Quarter       Total
-----------------------------------------------------------------------------
Net sales           $1,307.0    $1,423.1     $1,426.2    $1,366.6    $5,522.9
=============================================================================
Gross profit        $  307.2    $  354.7     $  314.0    $  250.6    $1,226.5
=============================================================================
Earnings (loss):
  Before extra-
   ordinary
   items            $   69.3    $  110.9     $   77.5    $   41.4    $  299.1
  Extraordinary
   charges from
   early
   extinguishment
   of debt, net of
   applicable
   income taxes                                               (.8)        (.8)
-----------------------------------------------------------------------------
  Net earnings      $   69.3    $  110.9     $   77.5    $   40.6    $  298.3
=============================================================================
Earnings (loss) per share
  of common stock: (b)
  Basic:
   Before extra-
    ordinary
    items           $   0.41    $   0.68     $   0.46    $   0.24    $   1.80
   Extraordinary
    charges                                                  (.01)       (.01)
-----------------------------------------------------------------------------
  Net earnings      $   0.41    $   0.68     $   0.46    $   0.23    $   1.79

  Diluted:
   Before extra-
    ordinary
    items           $   0.41    $   0.67     $   0.46    $   0.24    $   1.79
   Extraordinary
    charges                                                  (.01)       (.01)
-----------------------------------------------------------------------------
  Net earnings      $   0.41    $   0.67     $   0.46    $   0.23    $   1.78
=============================================================================
(a) In the second quarter of 1999, the Company recorded: (1) gains totaling $40.8 million ($23.6 million after tax and minority share owners' interests) related to the sales of a U.S. glass container plant and a mold manufacturing business in Colombia; and (2) charges totaling $20.8 million ($14.0 million after tax and minority share owners' interests) related principally to restructuring costs and write-offs of certain assets in Europe and Latin America. The net aftertax amounts of these items was a credit of $9.6 million, or $.06 per share on both a basic and diluted basis for the second quarter.

(b) Earnings per share are computed independently for each period presented. Due primarily to the repurchase of 10 million shares of common stock during the fourth quarter, and the resultant effect of this change on average shares, per share amounts calculated on a year-to-date basis do not equal the sums of such amounts calculated separately for each quarter.

-----------------------------------------------------------------------------
                                    1998
-----------------------------------------------------------------------------
                      First      Second       Third       Fourth
                   Quarter (a)   Quarter   Quarter (b)  Quarter (c)     Total
-----------------------------------------------------------------------------
Net sales            $1,098.5   $1,385.0     $1,453.6     $1,369.2   $5,306.3
=============================================================================
Gross profit         $  237.4   $  353.4     $  347.9     $  292.0   $1,230.7
=============================================================================
Earnings (loss):
  Before extra-
   ordinary
   items             $   80.4   $  115.0     $  113.6     $ (186.9)  $  122.1
  Extraordinary
   charges from
   early
   extinguishment
   of debt, net
   of applicable
   income taxes                    (14.1)                               (14.1)
-----------------------------------------------------------------------------
  Net earnings       $   80.4   $  100.9     $  113.6     $ (186.9)  $  108.0
=============================================================================
Earnings (loss) per share
  of common stock (d):
  Basic:
   Before extra-
    ordinary
    items            $   0.57   $   0.76     $   0.70     $  (1.24)  $   0.71
    Extraordinary
      charges                      (0.10)                               (0.09)
-----------------------------------------------------------------------------
    Net earnings     $   0.57   $   0.66     $   0.70     $  (1.24)  $   0.62
=============================================================================
  Diluted:
   Before extra-
    ordinary
    items            $   0.56   $   0.75     $   0.69     $  (1.24)  $   0.71
    Extraordinary
      charges                      (0.09)                               (0.09)
-----------------------------------------------------------------------------
    Net earnings     $   0.56   $   0.66     $   0.69     $  (1.24)  $   0.62
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

(c) In the fourth quarter of 1998, the Company recorded: (1) a charge of $250.0 million ($154.4 million aftertax) related to adjustment of the reserve for estimated future asbestos-related costs; (2) charges of $64.8 million ($42.6 million after tax and minority share owners' interests) related principally to a plant closing in the United Kingdom and restructuring costs at certain international affiliates. The net aftertax amount of these items was a charge of $197.0 million, or $1.27 per share on both a basic and diluted basis for the fourth quarter.

     In the fourth quarter of 1998, the Company also recorded: (1) charges of $42.0 million ($31.5 million after tax and minority share owners' interests) principally for write-offs of certain assets associated with business conditions in emerging markets; and (2) charges of $8.2 million ($6.2 million aftertax) associated with changes in estimated carrying costs of the Rockware glass container business. The net aftertax amount of these items was a charge of $37.7 million, or $0.24 per share on both a basic and diluted basis for the fourth quarter.

(d) Earnings per share are computed independently for each period presented. Due primarily to the issuance of 14.5 million shares of common stock in the second quarter of 1998, the second quarter of 1998 issuance of convertible preferred stock, which is convertible into approximately 8.6 million shares of common stock, and the resultant effect of all these changes on average shares, per share amounts calculated on a year-to-date basis do not equal the sums of such amounts calculated separately for each quarter.

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

Information with respect to executive officers is included herein on pages 17 - 20.


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

                                   PART IV

ITEM 14.(a).     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


Index of Financial Statements and Financial Statement Schedules Covered by Report of Independent Auditors.

                                                                     Page
                                                                     ----
Report of Independent Auditors                                         40

Consolidated Balance Sheets at December 31, 1999 and 1998           42-43

For the years ended December 31, 1999, 1998 and 1997

     Consolidated Results of Operations                                41
     Consolidated Share Owners' Equity                              44-45
     Consolidated Cash Flows                                        46-47

Statement of Significant Accounting Policies                        48-49

Financial Review                                                    50-76

Exhibit Index                                                       77-80

     Financial Statement Schedule                              Schedule Page
     ----------------------------                              -------------
For the years ended December 31, 1999, 1998, and 1997:

  II - Valuation and Qualifying Accounts (Consolidated)               S-1


All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule.

                               EXHIBIT INDEX

S-K Item 601
    No.                               Document
------------                          --------
3.1        -- Restated Certificate of Incorporation of Owens-Illinois, Inc.
              (filed as Exhibit 3.1 to the Registrant's Registration Statement, File No. 33-43224, and incorporated herein by reference).
3.2        -- Bylaws of Owens-Illinois, Inc., as amended (filed as Exhibit
              3.2 to the Registrant's Registration Statement, File No. 33-43224, and incorporated herein by reference).
4.1        -- Indenture dated as of May 15, 1997, between Owens-Illinois,
              Inc. and The Bank of New York, as Trustee (filed as Exhibit 4.1 to the Registrant's Form 8-K dated May 16, 1997, File No. 1-9576, and incorporated herein by reference).
4.2        -- Indenture dated as of May 20, 1998, between Owens-Illinois,
              Inc. and The Bank of New York, as Trustee (filed as Exhibit 4.1 to the Registrant's Form 8-K dated May 20, 1998, File No. 1-9576, and incorporated herein by reference).
4.3        -- Certificate of Designations, Preferences and Relative,
              Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Exchangeable Preferred Stock, Series B Exchangeable Preferred Stock and Series C Exchangeable Preferred Stock of Owens-Illinois, Inc., dated October 30, 1992 (filed as Exhibit
              3.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-9576, and incorporated herein by reference).
4.4        -- Certificate of Designation of Convertible Preferred Stock
              (filed as Exhibit 4.10 to the Registrant's Form 8-K dated May 20, 1998, File No. 1-9576, and incorporated herein by reference).
4.5        -- Second Amended and Restated Credit Agreement, dated as of April
              30, 1998, among Owens-Illinois, Inc. and certain of its subsidiaries and the lenders listed therein, including those named as managing agents, co-agents, lead managers, arrangers, offshore administrative agents, The Bank of Nova Scotia, NationsBank, N.A., Bank of America National Trust and Savings Association, and Bankers Trust Company including exhibits and schedules thereto (filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 1-9576, and incorporated herein by reference).
10.1       -- Lease Agreement, dated as of May 21, 1980, between Owens-
              Illinois, Inc. and Leyden Associates Limited Partnership (filed as Exhibit 5 to the Registrant's Registration Statement, File No. 2-68022, and incorporated herein by reference).
10.2*      -- Amended and Restated Owens-Illinois Supplemental Retirement
              Benefit Plan (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 1-9576, and incorporated herein by reference).

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

S-K Item 601
    No.                                  Document
------------                             --------
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

S-K Item 601
    No.                                  Document
------------                             --------
10.23 *    -- Owens-Illinois, Inc. Corporate Officers Deferred Compensation
              Plan (filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-9576, and incorporated herein by reference).
10.24 *    -- First Amendment to Owens-Illinois, Inc. Corporate Officers
              Deferred Compensation Plan (filed as Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-9576, and incorporated herein by reference).
10.25 *    -- Second Amendment to Owens-Illinois, Inc. Corporate Officers
              Deferred Compensation Plan (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 1-9576, and incorporated herein by reference).
10.26 *    -- Owens-Illinois, Inc. Executive Savings Plan (filed as Exhibit
              10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-9576, and incorporated herein by reference).
10.27 *    -- First Amendment to Owens-Illinois, Inc. Executive Savings Plan
              (filed as Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-9576, and incorporated herein by reference).
10.28 *    -- Second Amendment to Owens-Illinois, Inc. Executive Savings Plan
              (filed as Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-9576, and incorporated herein by reference).
10.29 *    -- Third Amendment to Owens-Illinois, Inc. Executive Savings Plan
              (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 1-9576, and incorporated herein by reference).
10.30 *    -- Owens-Illinois, Inc. Directors Deferred Compensation Plan
              (filed as Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-9576, and incorporated herein by reference).
10.31 *    -- First Amendment to Owens-Illinois, Inc. Directors Deferred
              Compensation Plan (filed as Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-9576, and incorporated herein by reference).
10.32 *    -- Second Amendment to Owens-Illinois, Inc. Directors Deferred
              Compensation Plan (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 1-9576, and incorporated herein by reference).
10.33 *    -- Amended and Restated 1997 Equity Participation Plan of Owens-
              Illinois, Inc. (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File No. 1-9576, and incorporated herein by reference).

S-K Item 601
    No.                                  Document
------------                             --------
10.34 *    -- Form of Non-Qualified Stock Option Agreement for use under the
              Amended and Restated 1997 Equity Participation Plan of Owens-Illinois, Inc. (filed as Exhibit 4.3 to the Registrant's Form S-8, File No. 333-47691, and incorporated herein by reference).
10.35 *    -- Form of Restricted Stock Agreement for use under the Amended and Restated 1997 Equity Participation Plan of Owens-Illinois, Inc. (filed as Exhibit 4.4 to the Registrant's Form S-8, File No. 333-47691, and incorporated herein by reference).
10.36 *    -- Form of Restricted Stock Agreement for use under the Amended and Restated 1997 Equity Participation Plan of Owens-Illinois, Inc. (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File No. 1-9576, and incorporated herein by reference).
10.37 *    -- Form of Phantom Stock Agreement for use under the Amended and
              Resated 1997 Equity Participation Plan of Owens-Illinois, Inc. (filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File No. 1-9576, and incorporated herein by reference).
12         -- Computation of Ratio of Earnings to Fixed Charges and Earnings
              to Combined Fixed Charges and Preferred Stock Dividends (filed herewith).
21         -- Subsidiaries of the Registrant (filed herewith).
23.1       -- Consent of Independent Auditors (filed herewith).
23.2       -- Consent of McCarter & English, LLP (filed herewith).
24         -- Owens-Illinois, Inc. Power of Attorney (filed herewith).
27         -- Financial Data Schedule (filed herewith).

* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c).
-------------


ITEM 14.(b).     REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the Registrant during the last quarter of 1999.

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




Date:  March 30, 2000

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




Date:  March 30, 2000

                     INDEX TO FINANCIAL STATEMENT SCHEDULE

      Financial Statement Schedule of Owens-Illinois, Inc. and Subsidiaries:

      For the years ended December 31, 1999, 1998, and 1997:

                                                                         PAGE
                                                                         ----
II -- Valuation and Qualifying Accounts (Consolidated) . . . . . . .      S-1

                             OWENS-ILLINOIS, INC.

        SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS (CONSOLIDATED)

                 Years ended December 31, 1999, 1998, and 1997
                             (Millions of Dollars)


Reserves deducted from assets in the balance sheets:

Allowances for losses and discounts on receivables
--------------------------------------------------

                                      Additions
                                 ------------------
                    Balance at   Charged to                          Balance
                    beginning    costs and             Deductions   at end of
                    of period    expenses    Other      (Note 1)     period
                    ---------------------------------------------------------

1999 . . . . . . .  $  56.9      $  53.3    $   0.0    $  53.3      $  56.9
                    =======      =======    =======    =======      =======
1998 . . . . . . .  $  52.9      $  61.2    $   0.0    $  57.2      $  56.9
                    =======      =======    =======    =======      =======
1997 . . . . . . .  $  40.6      $  51.3    $   0.0    $  39.0      $  52.9
                    =======      =======    =======    =======      =======




(1) Deductions from allowances for losses and discounts on receivables represent uncollectible notes and accounts written off.