Form 10-Q
period 2000-03-31
OWENS ILLINOIS INC /DE/
filed 2000-05-15
CIK 812074

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549

(Mark one)                         FORM 10-Q

   (x)      Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                       For Quarter Ended March 31, 2000
                                      or
   ( )         Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

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

      Owens-Illinois, Inc. $.01 par value common stock - 146,556,413 shares at April 30, 2000.

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

The Condensed Consolidated Financial Statements presented herein are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated. Since the following unaudited condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

                             OWENS-ILLINOIS, INC.
                 CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
                  Three months ended March 31, 2000 and 1999
           (Millions of dollars, except share and per share amounts)

                                                           2000          1999
                                                       --------      --------
Revenues:
  Net sales                                            $1,345.6      $1,307.0
  Royalties and net technical assistance                    7.2           7.0
  Equity earnings                                           3.3           4.5
  Interest                                                  6.8           5.8
  Other                                                    47.2          29.0
                                                       --------      --------
                                                        1,410.1       1,353.3


Costs and expenses:
  Manufacturing, shipping, and delivery                 1,045.9         999.8
  Research and development                                 10.5           9.6
  Engineering                                              11.8           9.4
  Selling and administrative                               75.3          66.6
  Interest                                                115.2         105.2
  Other                                                    50.1          43.5
                                                       --------      --------
                                                        1,308.8       1,234.1
                                                       --------      --------
Earnings before items below                               101.3         119.2

Provision for income taxes                                 40.5          46.2

Minority share owners' interests in earnings
  of subsidiaries                                           2.1           3.7
                                                       --------      --------
Net earnings                                           $   58.7      $   69.3
                                                       ========      ========
Basic net earnings per share of common stock           $   0.36      $   0.41
                                                       ========      ========
Weighted average shares outstanding (thousands)         146,585       155,611
                                                        =======       =======
Diluted net earnings per share of common stock         $   0.36      $   0.41
                                                       ========      ========
Weighted diluted average shares (thousands)             147,184       157,110
                                                        =======       =======






                            See accompanying notes.

                             OWENS-ILLINOIS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
             March 31, 2000, December 31, 1999, and March 31, 1999
                             (Millions of dollars)


                                            March 31,   Dec. 31,     March 31,
                                               2000       1999          1999
                                            ---------   ---------    ---------
Assets
Current assets:
  Cash, including time deposits             $   182.3   $   257.1    $   240.1
  Short-term investments, at cost which
    approximates market                          39.7        32.1         30.2
  Receivables, less allowances for losses
    and discounts ($61.9 at March 31, 2000,
    $56.9 at December 31, 1999, and $50.5 at
    March 31, 1999)                             880.3       856.4        854.7
  Inventories                                   873.2       826.6        858.4
  Prepaid expenses                              140.2       137.6        168.5
                                            ---------   ---------    ---------
      Total current assets                    2,115.7     2,109.8      2,151.9

Other assets:
  Equity investments                            190.5       195.2        186.8
  Repair parts inventories                      249.5       234.1        250.3
  Prepaid pension                               770.1       745.6        704.7
  Insurance receivable for
    asbestos-related costs                      205.3       205.3        212.8
  Deposits, receivables, and other assets       521.5       527.8        401.5
  Net assets held for sale                                               397.5
  Excess of purchase cost over net assets
    acquired, net of accumulated
    amortization ($527.5 at March 31,
    2000, $502.8 at December 31, 1999,
    and $429.3 at March 31, 1999)             3,236.0     3,294.4      3,294.0
                                            ---------   ---------    ---------
      Total other assets                      5,172.9     5,202.4      5,447.6

Property, plant, and equipment, at cost       5,732.2     5,590.8      5,273.7
Less accumulated depreciation                 2,229.8     2,146.7      1,969.9
                                            ---------   ---------    ---------
  Net property, plant, and equipment          3,502.4     3,444.1      3,303.8
                                            ---------   ---------    ---------
Total assets                                $10,791.0   $10,756.3    $10,903.3
                                            =========   =========    =========

                                            March 31,   Dec. 31,    March 31,
                                               2000       1999         1999
                                            ---------   ---------   ---------
Liabilities and Share Owners' Equity
Current liabilities:
  Short-term loans and long-term debt
    due within one year                     $   220.8   $   205.7   $   284.2
  Current portion of asbestos-related
    liabilities                                  85.0        85.0        85.0
  Accounts payable and other liabilities        941.2       982.4       957.3
                                            ---------   ---------   ---------
      Total current liabilities               1,247.0     1,273.1     1,326.5

Long-term debt                                5,782.3     5,733.1     5,667.2

Deferred taxes                                  426.2       407.4       336.0

Nonpension postretirement benefits              308.7       314.9       332.8

Other liabilities                               477.5       483.0       618.7

Commitments and contingencies

Minority share owners' interests                184.4       194.9       211.8

Share owners' equity:
  Convertible preferred stock, par value
    $.01 per share, liquidation preference
    $50 per share, 9,050,000 shares
    authorized, issued and outstanding          452.5       452.5       452.5
  Exchangeable preferred stock                    3.4         4.0        12.9
  Common stock, par value $.01 per share,
    250,000,000 shares authorized,
    156,957,243 shares issued and outstanding,
    less 10,000,000 treasury shares at
    March 31, 2000 (156,851,337 issued and
    outstanding, less 10,000,000 treasury
    shares at December 31, 1999; and
    155,813,289 issued and outstanding
    at March 31, 1999)                            1.6         1.6         1.5
  Capital in excess of par value              2,203.8     2,201.9     2,190.0
  Treasury stock, at cost                      (225.6)     (225.6)
  Retained earnings                             337.4       284.1        71.2
  Accumulated other comprehensive income       (408.2)     (368.6)     (317.8)
                                            ---------   ---------   ---------
      Total share owners' equity              2,364.9     2,349.9     2,410.3
                                            ---------   ---------   ---------
Total liabilities and share owners' equity  $10,791.0   $10,756.3   $10,903.3
                                            =========   =========   =========

                            See accompanying notes.

                             OWENS-ILLINOIS, INC.
                       CONDENSED CONSOLIDATED CASH FLOWS
                  Three months ended March 31, 2000 and 1999
                             (Millions of dollars)

                                                          2000          1999
                                                      --------      --------
Cash flows from operating activities:
  Net earnings                                        $   58.7      $   69.3
  Non-cash charges (credits):
    Depreciation                                         104.3         102.4
    Amortization of deferred costs                        36.3          34.3
    Other                                                (33.7)        (13.3)
  Change in non-current operating assets                   (.7)        (14.6)
  Asbestos-related payments                              (26.9)        (35.0)
  Reduction of non-current liabilities                   (10.8)         (2.3)
  Change in components of working capital               (115.4)       (129.1)
                                                      --------      --------
    Cash provided by operating activities                 11.8          11.7

Cash flows from investing activities:
  Additions to property, plant, and equipment           (134.8)       (101.8)
  Acquisitions, net of cash acquired                     (47.4)        (18.1)
  Net cash proceeds from divestitures                     16.6           1.2
                                                      --------      --------
    Cash utilized in investing activities               (165.6)       (118.7)

Cash flows from financing activities:
  Additions to long-term debt                            304.4         138.5
  Repayments of long-term debt                          (241.1)        (87.1)
  Increase in short-term loans                            24.3          41.1
  Payment of convertible preferred stock dividends        (5.4)         (5.4)
  Issuance of common stock and other                        .5            .2
                                                      --------      --------
    Cash provided by financing activities                 82.7          87.3

Effect of exchange rate fluctuations on cash              (3.7)        (11.6)
                                                      --------      --------
Decrease in cash                                         (74.8)        (31.3)

Cash at beginning of period                              257.1         271.4
                                                      --------      --------
Cash at end of period                                 $  182.3      $  240.1
                                                      ========      ========







                            See accompanying notes.

                             OWENS-ILLINOIS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Tabular data in millions of dollars,
                      except share and per share amounts

1.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:
-----------------------------------------------------------------------------
                                                      Three months ended
                                                          March 31,
                                                 ----------------------------
                                                        2000             1999
Numerator:                                       -----------      -----------
  Net earnings                                         $58.7            $69.3
  Preferred stock dividends:
    Convertible                                         (5.4)            (5.4)
    Exchangeable                                         (.1)             (.2)
-----------------------------------------------------------------------------
    Numerator for basic earnings per
    share - income available to common
    share owners                                        53.2             63.7
  Effect of dilutive securities -
    exchangeable preferred stock dividends                .1               .2
-----------------------------------------------------------------------------
    Numerator for diluted earnings per
    share - income available to common
    share owners after assumed
    exchanges of preferred stock
    for common stock                                   $53.3            $63.9
=============================================================================
Denominator:
  Denominator for basic earnings per
    share - weighted average
    shares outstanding                           146,584,972      155,610,547
  Effect of dilutive securities:
    Stock options                                    306,897          642,055
    Exchangeable preferred stock                     291,804          857,145
-----------------------------------------------------------------------------
  Dilutive potential common shares                   598,701        1,499,200
-----------------------------------------------------------------------------
    Denominator for diluted earnings
    per share - adjusted weighted
    average shares and assumed
    exchanges of preferred stock for
    common stock                                 147,183,673      157,109,747
=============================================================================
Basic earnings per share                               $0.36            $0.41
=============================================================================
Diluted earnings per share                             $0.36            $0.41
=============================================================================

The Convertible preferred stock was not included in the computation of March 31, 2000 and March 31, 1999 diluted earnings per share since the result would have been antidilutive. Options to purchase 4,621,348 and 2,933,347 weighted average shares of common stock which were outstanding during the three months ended March 31, 2000 and 1999, respectively, were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

2.  Inventories

Major classes of inventory are as follows:

                                           March 31,    Dec. 31,    March 31,
                                              2000        1999         1999
                                           ---------    --------    ---------
  Finished goods                              $619.7      $580.0       $643.7
  Work in process                               36.0        36.3         35.3
  Raw materials                                131.0       131.3        115.6
  Operating supplies                            86.5        79.0         63.8
                                              ------      ------       ------
                                              $873.2      $826.6       $858.4
                                              ======      ======       ======

3.  Long-Term Debt

The following table summarizes the long-term debt of the Company:
-----------------------------------------------------------------------------
                                           March 31,    Dec. 31,    March 31,
                                              2000        1999         1999
Bank Credit Agreement:                     ---------    --------    ---------
  Revolving Credit Facility:
    Revolving Loans                         $2,795.0    $2,559.4     $2,235.0
      Offshore Loans:
        1.39 billion (1.42 billion at
          December 31, 1999; 1.30 billion at
          March 31, 1999) Australian
          dollars                              855.4       904.4        804.4
        135.0 million (230.0 million at
          December 31, 1999; 333.0 million
          at March 31, 1999) British pounds    213.3       369.5        534.1
        95.0 billion (100.0 billion at
          December 31, 1999; 118.0 billion at
          March 31, 1999) Italian lira          47.4        52.0         67.1
    Bid Rate Loans                                                       75.0
Senior Notes:
  7.85%, due 2004                              300.0       300.0        300.0
  7.15%, due 2005                              350.0       350.0        350.0
  8.10%, due 2007                              300.0       300.0        300.0
  7.35%, due 2008                              250.0       250.0        250.0
Senior Debentures:
  7.50%, due 2010                              250.0       250.0        250.0
  7.80%, due 2018                              250.0       250.0        250.0
Other                                          222.7       224.6        341.7
-----------------------------------------------------------------------------
                                             5,833.8     5,809.9      5,757.3
  Less amounts due within one year              51.5        76.8         90.1
-----------------------------------------------------------------------------
    Long-term debt                          $5,782.3    $5,733.1     $5,667.2
=============================================================================

In April 1998, the Company entered into the Second Amended and Restated Credit Agreement (the "Bank Credit Agreement" or "Agreement") with a group of banks which expires on December 31, 2001. The Agreement provides for a $4.5 billion revolving credit facility (the "Revolving Credit Facility"), which includes a $1.75 billion fronted offshore loan revolving facility (the "Offshore Facility") denominated in certain foreign currencies, subject to certain sublimits, available to certain of the Company's foreign subsidiaries. The Agreement includes an Overdraft Account facility providing for aggregate borrowings up to $100 million which reduce the amount available for borrowing under the Revolving Credit Facility. In addition, the terms of the Bank Credit Agreement permit the Company to request Bid Rate Loans from banks participating in the Agreement. Borrowings outstanding under Bid Rate Loans are limited to $750 million and reduce the amount available for borrowing under the Revolving Credit Facility. The Agreement also provides for the issuance of letters of credit totaling up to $500 million, which also reduce the amount available for borrowing under the Revolving Credit Facility. At

March 31, 2000, the Company had unused credit of $534.2 million available under the Bank Credit Agreement.

Borrowings under the Revolving Loans commitment bear interest, at the Company's option, at the prime rate or a reserve adjusted Eurodollar rate. Loans under the Offshore Facility bear interest, at the applicable borrower's option, at the applicable Offshore Base Rate or the Adjusted Offshore Periodic Rate (as those terms are defined in the Bank Credit Agreement). Borrowings under the Revolving Credit Facility also bear a margin linked to the Company's Consolidated Leverage Ratio, as defined in the Agreement. The margin is currently .750% and is limited to a range of .275% to 1.000%. Overdraft Account loans bear interest at the prime rate minus the facility fee percentage, defined below. The weighted average interest rate on borrowings outstanding under the Revolving Loans commitment at March 31, 2000, was 6.79%. The weighted average interest rate on borrowings outstanding under the Offshore Facility at March 31, 2000, was 6.27%. While no compensating balances are required by the Agreement, the Company must pay a facility fee on the Revolving Credit Facility commitments. The facility fee, currently .375%, is limited to a range of .125% and .500%, based on the Company's Consolidated Leverage Ratio.

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

4.  Cash Flow Information

Interest paid in cash aggregated $68.2 million for the first quarter of 2000 and $54.4 million for the first quarter of 1999. Income taxes paid in cash totaled $8.7 million for the first quarter of 2000 and $11.6 million for the first quarter of 1999.

5.  Comprehensive Income

The Company's components of comprehensive income are net earnings and foreign currency translation adjustments. Total comprehensive income (loss) for the three month periods ended March 31, 2000 and 1999 amounted to $19.1 million and $(57.8) million, respectively.

6.  Net Assets Held for Sale

In connection with the April 1998 acquisition of the worldwide glass and plastics packaging businesses of BTR plc, the Company committed to sell BTR's United Kingdom glass container manufacturer ("Rockware") obtained in the transaction. Early in the second quarter of 1999, the Company completed the sale of Rockware to a subsidiary of Ardagh plc, an Irish glass container manufacturer based in Dublin, Ireland, for total consideration of 249 million pounds sterling (approximately $405 million). The accompanying Condensed Consolidated Results of Operations for the three months ended March 31, 1999, exclude Rockware and related financing costs. The carrying value of Rockware at March 31, 1999 was based upon estimated future cash flows associated with the assets. In connection with the sale of Rockware, the Company received notes of approximately $135 million. Cash proceeds from the Rockware sale were used for the reduction of debt and for general corporate purposes.


7.  Contingencies

The Company is one of a number of defendants (typically 10 to 20) in a substantial number of lawsuits filed in numerous state and federal courts by persons alleging bodily injury (including death) as a result of exposure to dust from asbestos fibers. From 1948 to 1958, one of the Company's former business units commercially produced and sold approximately $40 million of a high-temperature, clay-based insulating material containing asbestos. The Company exited the insulation business in April 1958. The traditional asbestos personal injury lawsuits and claims relating to such production and sale of asbestos material typically allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and punitive damages in various amounts (herein referred to as "asbestos claims"). As of March 31, 2000, the Company estimates that it is a named defendant in asbestos claims involving approximately 17,000 plaintiffs and claimants.

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

As a result of payments and commitments that have been made by reinsurers pursuant to the OIL Settlement and the earlier settlement agreements described above in the United Insurance case and certain other available insurance, the Company has to date confirmed coverage for its asbestos-related costs of approximately $317.5 million. Of the total amount confirmed to date, $304.7 million had been received through March 31, 2000; and the balance of approximately $12.8 million will be received throughout 2000 and the next several years. The remainder of the insurance asset of approximately $192.5 million relates principally to the reinsurers who have not yet paid, and continue to contest, their reinsurance obligations under the OIL Settlement.

The Company believes, based on the rulings of the trial court, the Appellate Division and the New Jersey Supreme Court in the United Insurance case, as well as its understanding of the facts and legal precedents and based on advice of counsel, McCarter & English L.L.P., that it is probable substantial additional payments will be received to cover the Company's asbestos-related claim losses.

The Company believes that its ultimate asbestos-related contingent liability (i.e., its indemnity or other claim disposition costs plus related litigation expenses) is difficult to estimate with certainty. However, in 1993, the Company established a liability of $975 million to cover what it then estimated would be the total indemnity payments and legal fees associated with the resolution of then outstanding and all expected future asbestos lawsuits and claims. In 1998, an additional liability of $250 million was established to cover what the Company estimated to be the total indemnity payments and legal fees associated with the resolution of outstanding asbestos personal injury lawsuits and claims and asbestos personal injury lawsuits and claims filed during the succeeding five years, after which any remaining liability was not expected to be material in relation to the Company's Consolidated Financial Statements.

Since establishing the additional liability in 1998, the Company has continued to monitor the trends of matters which may affect its ultimate liability and has continued to analyze the trends, developments and variables affecting or likely to affect the resolution of pending and future asbestos claims against the Company. The number of asbestos lawsuits and claims pending and filed against the Company since 1998 has exceeded the number estimated at that time. The trend of costs to resolve lawsuits and claims since 1998 has also been unfavorable compared to expectations. As a result, the asbestos liability may not be sufficient for the five year period originally anticipated in 1998.

As part of its continual monitoring of asbestos-related matters, during 2000 the Company intends to conduct a comprehensive review to determine if further adjustments of asbestos-related assets or liabilities are appropriate. The Company cannot presently predict the outcome of the review.

Subject to completion of the comprehensive review in 2000 noted above, based on all the factors and matters relating to the Company's asbestos-related litigation and claims, the Company presently believes that its asbestos-related costs and liabilities will not exceed by a material amount the sum of the available insurance reimbursement the Company believes it has and will have principally as a result of the United Insurance case, and the OIL Settlement, as described above, and the amount of the charges for asbestos-related costs previously recorded.

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

Financial information for the three month periods ended March 31, 2000 and 1999 regarding the Company's product segments is as follows:
-----------------------------------------------------------------------------
                                                          Elimina-
                                                           tions
                                                 Total      and     Consoli-
                   Glass      Plastics          Product    Other     dated
                 Containers  Packaging   Other  Segments  Retained   Totals
-----------------------------------------------------------------------------
Net sales:
  March 31, 2000     $883.9     $443.2   $18.5  $1,345.6             $1,345.6
  March 31, 1999      873.1      415.3    18.6   1,307.0              1,307.0
=============================================================================
EBIT:
  March 31, 2000     $135.0     $ 71.5   $ (.1) $  206.4     $ 3.3   $  209.7
  March 31, 1999      140.3       79.7     1.7     221.7      (3.1)     218.6
=============================================================================

The reconciliation of EBIT to consolidated totals for the three month periods ended March 31, 2000 and 1999 is as follows:

-----------------------------------------------------------------------------
                                             March 31, 2000    March 31, 1999
-----------------------------------------------------------------------------

Earnings before income taxes and minority share owners' interests in earnings of subsidiaries:

     EBIT for reportable segments                    $206.4            $221.7
     Eliminations and other retained                    3.3              (3.1)

     Net interest expense                            (108.4)            (99.4)
-----------------------------------------------------------------------------
  Total                                              $101.3            $119.2
=============================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations - First Quarter 2000 compared with First Quarter 1999

The Company recorded net earnings of $58.7 million for the first quarter of 2000 compared to $69.3 million for the first quarter of 1999. Consolidated EBIT for the first quarter of 2000 was $209.7 million, a decrease of $8.9 million, or 4.1%, compared to the first quarter of 1999 EBIT of $218.6 million. The decrease is attributable to lower EBIT for both the Glass Containers and the Plastics Packaging segments as discussed below. Interest expense, net of interest income, increased $9.0 million from the 1999 period due principally to higher interest rates. The Company's estimated effective tax rate for the first quarter of 2000 was 40.0%. This compares with an estimated rate of 38.8% for the first quarter of 1999 and the actual rate of 36.9% for the full year of 1999, excluding unusual items. The increase in the 2000 estimated rate is primarily the result of the non-recurrence of certain foreign tax credits which benefited 1999 results.

Capsule segment results (in millions of dollars) for the first quarter of 2000 and 1999 were as follows:
----------------------------------------------------------------------------
                                 Net sales
                         (Unaffiliated customers)            EBIT (a)
----------------------------------------------------------------------------
                              2000          1999          2000          1999
                          --------      --------      --------      --------
Glass Containers          $  883.9      $  873.1      $  135.0      $  140.3
Plastics Packaging           443.2         415.3          71.5          79.7
Other                         18.5          18.6           (.1)          1.7
----------------------------------------------------------------------------
Segment totals             1,345.6       1,307.0         206.4         221.7
  Eliminations and other
    retained costs                                         3.3          (3.1)
----------------------------------------------------------------------------
Consolidated totals       $1,345.6      $1,307.0      $  209.7      $  218.6
============================================================================

(a) EBIT consists of consolidated earnings before interest income, interest expense, provision for income taxes, and minority share owners' interests in earnings of subsidiaries.

Consolidated net sales for the first quarter of 2000 increased $38.6 million, or 3.0%, over the prior year. Net sales of the Glass Containers segment increased $10.8 million, or 1.2%, from 1999. In the United States, shipments were approximately equal to the prior year. The combined U.S. dollar sales of the segment's foreign affiliates increased over the prior year. Increased shipments from the Company's operations in Italy, Poland, Colombia, Brazil, and China were partially offset by continued weak economic and market conditions in markets served by the Company's operations in Venezuela, Ecuador, and Europe. The effect of changing foreign currency exchange rates reduced 2000 U.S. dollar sales of the segment's foreign affiliates by approximately $35 million. Net sales of the Plastics Packaging segment increased $27.9 million, or 6.7%, over 1999, reflecting increased shipments of plastic containers for juices and closures for food and beverages, partially offset by lower shipments of prescription packaging.

Segment EBIT for the first three months of 2000 decreased $15.3 million, or 6.9%, to $206.4 million from 1999 segment EBIT of $221.7 million. EBIT of the Glass Containers segment decreased $5.3 million to $135.0 million, compared to $140.3 million in 1999. The combined U.S. dollar EBIT of the segment's foreign affiliates decreased from prior year. Increased shipments from the Company's operations in Italy, Poland, Colombia, Brazil, and China, and a gain from the restructuring of the ownership in two small joint ventures in South America were more than offset by soft market conditions for most of the affiliates located in Europe and South America, expenses associated with the scheduled rebuild of a glass melting furnace in Australia, and higher energy costs worldwide. In the United States, Glass Container EBIT increased from 1999 as a result of further improvements in cost structure. The EBIT of the Plastics Packaging segment decreased $8.2 million to $71.5 million, compared to $79.7 million in 1999. Increased shipments of plastic containers for juices and closures for food and beverages were more than offset by costs incurred in connection with the start-up of a new plastic bottle plant and a decrease in shipments of prescription packaging. Eliminations and other retained costs improved $6.4 million from 1999 reflecting principally higher net financial services income.

Capital Resources and Liquidity

The Company's total debt at March 31, 2000 was $6.00 billion, compared to $5.94 billion at December 31, 1999 and $5.95 billion at March 31, 1999.

At March 31, 2000, the Company had available credit totaling $4.5 billion under its agreement with a group of banks ("Bank Credit Agreement") expiring in December 2001, of which $534.2 million had not been utilized. At December 31, 1999, the Company had $565.3 million of credit which had not been utilized under the Bank Credit Agreement. Cash provided by operating activities was $11.8 million for the first three months of 2000 compared to $11.7 million for the first three months of 1999.

The Company anticipates that cash flow from its operations and from utiliza-tion of credit available through December 2001 under the Bank Credit Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations. The Company faces additional demands upon its liquidity for asbestos-related payments. Based on the Company's expecta-tions regarding future payments for lawsuits and claims and its expectation of the collection of its insurance coverage and reimbursement for such lawsuits and claims, and also based on the Company's expected operating cash flow, the Company believes that the payment of any deferred amounts of previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits and claims associated with asbestos, will not have a material adverse effect upon the Company's liquidity on a short-term or long-term basis.

The Company's Board of Directors has authorized the management of the Company to repurchase up to 20 million shares of the Company's common stock. Since July 1999, the Company has repurchased 10,000,000 shares for $225.6 million. No shares were repurchased during the first quarter of 2000. The Company intends to purchase its common stock from time to time on the open market depending on market conditions and other factors. The Company believes that cash flows from its operations and from utilization of credit available under the Bank Credit Agreement will be sufficient to fund such repurchases in addition to the obligations mentioned in the previous paragraph.

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

Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits:

               Exhibit 10.1  Owens-Illinois, Inc. Executive Life Insurance
                             Plan.

               Exhibit 10.2  Owens-Illinois, Inc. Death Benefit Only
                             Agreement.

               Exhibit 12 Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

               Exhibit 23    Consent of McCarter & English, LLP.

               Exhibit 27    Financial Data Schedule.

          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed by the Registrant during the first quarter of 2000.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               OWENS-ILLINOIS, INC.


Date May 15, 2000           By /s/ David G. Van Hooser
     ------------              ----------------------------------------------
                               David G. Van Hooser, Senior Vice President and
                               Chief Financial Officer (Principal Financial
                               Officer)

                               INDEX TO EXHIBITS


Exhibits
--------
  10.1       Owens-Illinois, Inc. Executive Life Insurance Plan

  10.2       Owens-Illinois, Inc. Death Benefit Only Agreement

  12 Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

  23         Consent of McCarter & English, LLP

  27         Financial Data Schedule