Form 10-Q
period 2000-06-30
OWENS ILLINOIS INC /DE/
filed 2000-08-14
CIK 812074

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549

(Mark one)                         FORM 10-Q

  (x)       Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                        For Quarter Ended June 30, 2000
                                      or
  ( )      Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

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

      Owens-Illinois, Inc. $.01 par value common stock - 146,031,943 shares at July 31, 2000.

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

                             OWENS-ILLINOIS, INC.
                 CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
                   Three months ended June 30, 2000 and 1999
           (Millions of dollars, except share and per share amounts)

                                                           2000          1999
                                                       --------      --------
Revenues:
  Net sales                                            $1,449.2      $1,423.1
  Royalties and net technical assistance                    6.3           7.2
  Equity earnings                                           5.0           4.5
  Interest                                                  8.2           7.7
  Other                                                    50.4          73.1
                                                       --------      --------
                                                        1,519.1       1,515.6
Costs and expenses:
  Manufacturing, shipping, and delivery                 1,107.6       1,068.4
  Research and development                                 13.1          10.1
  Engineering                                               7.7           8.2
  Selling and administrative                               65.6          72.6
  Interest                                                121.4         103.8
  Other                                                    50.6          64.0
                                                       --------      --------
                                                        1,366.0       1,327.1
                                                       --------      --------
Earnings before items below                               153.1         188.5

Provision for income taxes                                 60.3          72.2

Minority share owners' interests in earnings
  of subsidiaries                                           4.3           5.4
                                                       --------      --------
Net earnings                                           $   88.5      $  110.9
                                                       ========      ========
Basic net earnings per share of common stock           $   0.57      $   0.68
                                                       ========      ========
Weighted average shares outstanding (thousands)         146,441       155,873
                                                        =======       =======
Diluted net earnings per share of common stock         $   0.57      $   0.67
                                                       ========      ========
Weighted diluted average shares (thousands)             146,917       165,976
                                                        =======       =======


                            See accompanying notes.

                             OWENS-ILLINOIS, INC.
                 CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
                    Six months ended June 30, 2000 and 1999
           (Millions of dollars, except share and per share amounts)

                                                           2000          1999
                                                       --------      --------
Revenues:
  Net sales                                            $2,794.8      $2,730.1
  Royalties and net technical assistance                   13.5          14.2
  Equity earnings                                           8.3           9.0
  Interest                                                 15.0          13.5
  Other                                                    97.6         102.1
                                                       --------      --------
                                                        2,929.2       2,868.9
Costs and expenses:
  Manufacturing, shipping, and delivery                 2,153.5       2,068.2
  Research and development                                 23.6          19.7
  Engineering                                              19.5          17.6
  Selling and administrative                              140.9         139.2
  Interest                                                236.6         209.0
  Other                                                   100.7         107.5
                                                       --------      --------
                                                        2,674.8       2,561.2
                                                       --------      --------
Earnings before items below                               254.4         307.7

Provision for income taxes                                100.8         118.4

Minority share owners' interests in earnings
  of subsidiaries                                           6.4           9.1
                                                       --------      --------
Net earnings                                           $  147.2      $  180.2
                                                       ========      ========
Basic net earnings per share of common stock           $   0.93      $   1.09
                                                       ========      ========
Weighted average shares outstanding (thousands)         146,513       155,742
                                                        =======       =======
Diluted net earnings per share of common stock         $   0.93      $   1.08
                                                       ========      ========
Weighted diluted average shares (thousands)             147,050       157,249
                                                        =======       =======


                            See accompanying notes.

                              OWENS-ILLINOIS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              June 30, 2000, December 31, 1999, and June 30, 1999
                             (Millions of dollars)

                                              June 30,   Dec. 31,   June 30,
                                                2000       1999       1999
                                              ---------  ---------  ---------
Assets
Current assets:
  Cash, including time deposits               $   167.8  $   257.1  $   270.8
  Short-term investments, at cost which
    approximates market                            42.5       32.1       30.5
  Receivables, less allowances for losses
    and discounts ($59.6 at June 30, 2000,
    $56.9 at December 31, 1999, and
    $51.1 at June 30, 1999)                       928.4      856.4      894.6
  Inventories                                     849.7      826.6      861.5
  Prepaid expenses                                138.0      137.6      179.6
                                              ---------  ---------  ---------
      Total current assets                      2,126.4    2,109.8    2,237.0

Investments and other assets:
  Equity investments                              188.3      195.2      183.1
  Repair parts inventories                        249.4      234.1      245.5
  Prepaid pension                                 789.1      745.6      732.0
  Insurance receivable for
    asbestos-related costs                        205.0      205.3      212.2
  Deposits, receivables, and other assets         508.3      527.8      533.4
  Excess of purchase cost over net assets
    acquired, net of accumulated
    amortization ($550.7 at June 30,
    2000, $502.8 at December 31, 1999,
    and $453.8 at June 30, 2000)                3,154.0    3,294.4    3,329.8
                                              ---------  ---------  ---------
      Total other assets                        5,094.1    5,202.4    5,236.0

Property, plant, and equipment, at cost         5,676.5    5,590.8    5,419.8
Less accumulated depreciation                   2,261.5    2,146.7    2,055.2
                                              ---------  ---------  ---------
  Net property, plant, and equipment            3,415.0    3,444.1    3,364.6
                                              ---------  ---------  ---------
Total assets                                  $10,635.5  $10,756.3  $10,837.6
                                              =========  =========  =========

                                              June 30,   Dec. 31,   June 30,
                                                2000       1999       1999
                                              ---------  ---------  ---------
Liabilities and Share Owners' Equity
Current liabilities:
  Short-term loans and long-term debt
    due within one year                       $   168.8  $   205.7  $   226.0
  Current portion of asbestos-related
    liabilities                                   100.0       85.0       85.0
  Accounts payable and other liabilities          902.5      982.4      945.8
                                              ---------  ---------  ---------
    Total current liabilities                   1,171.3    1,273.1    1,256.8

Long-term debt                                  5,785.1    5,733.1    5,517.4

Deferred taxes                                    449.4      407.4      358.2

Nonpension postretirement benefits                301.0      314.9      325.7

Other liabilities                                 386.8      483.0      635.5

Commitments and contingencies

Minority share owners' interests                  182.4      194.9      223.4

Share owners' equity:
  Convertible preferred stock, par value
    $.01 per share, liquidation preference
    $50 per share, 9,050,000 shares
    authorized, issued and outstanding            452.5      452.5      452.5
  Exchangeable preferred stock                      3.4        4.0       12.9
  Common stock, par value $.01 per share
    250,000,000 shares authorized,
    156,969,643 shares issued and
    outstanding, less 10,702,000 treasury
    shares at June 30, 2000 (156,851,337
    issued and outstanding, less
    10,000,000 treasury shares at
    December 31, 1999; and 156,297,439
    issued and outstanding at June 30, 1999)        1.6        1.6        1.6
  Capital in excess of par value                2,204.2    2,201.9    2,192.1
  Treasury stock, at cost                        (234.9)    (225.6)
  Retained earnings                               420.6      284.1      176.8
  Accumulated other comprehensive income         (487.9)    (368.6)    (315.3)
                                              ---------  ---------  ---------
      Total share owners' equity                2,359.5    2,349.9    2,520.6
                                              ---------  ---------  ---------
Total liabilities and share owners' equity    $10,635.5  $10,756.3  $10,837.6
                                              =========  =========  =========
                            See accompanying notes.

                              OWENS-ILLINOIS, INC.
                       CONDENSED CONSOLIDATED CASH FLOWS
                    Six months ended June 30, 2000 and 1999
                             (Millions of dollars)

                                                           2000          1999
Cash flows from operating activities:                  --------      --------
  Net earnings                                         $  147.2      $  180.2
  Non-cash charges (credits):
    Depreciation                                          209.0         198.8
    Amortization of deferred costs                         71.8          69.6
    Restructuring costs, write-offs of certain
      assets and settlement of environmental
      litigation                                                         20.8
    Gains on asset sales                                                (40.8)
    Other                                                 (39.7)        (35.4)
  Change in non-current operating assets                  (18.9)        (23.3)
  Asbestos-related payments                               (73.2)        (68.0)
  Asbestos-related insurance proceeds                        .3            .6
  Reduction of non-current liabilities                     (1.4)        (13.7)
  Change in components of working capital                (195.3)       (154.7)
                                                       --------      --------
    Cash provided by operating activities                  99.8         134.1

Cash flows from investing activities:
  Additions to property, plant, and equipment            (249.6)       (261.4)
  Acquisitions, net of cash acquired                      (49.4)        (14.6)
  Net cash proceeds from divestitures                      25.5         311.7
                                                       --------      --------
    Cash provided by (utilized in) investing
      activities                                         (273.5)         35.7

Cash flows from financing activities:
  Additions to long-term debt                             457.7         259.1
  Repayments of long-term debt                           (340.7)       (415.0)
  Payment of convertible preferred stock dividends        (10.7)        (10.7)
  Treasury shares repurchased                              (9.3)
  Increase (decrease) in short-term loans                  (3.8)          1.0
  Issuance of common stock and other                         .9           2.3
                                                       --------      --------
    Cash provided by (utilized in) financing
      activities                                           94.1        (163.3)

Effect of exchange rate fluctuations on cash               (9.7)         (7.1)
                                                       --------      --------
Decrease in cash                                          (89.3)          (.6)

Cash at beginning of period                               257.1         271.4
                                                       --------      --------
Cash at end of period                                  $  167.8      $  270.8
                                                       ========      ========
                            See accompanying notes.

                             OWENS-ILLINOIS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Tabular data in millions of dollars,
                      except share and per share amounts

1.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:
-----------------------------------------------------------------------------
                                                       Three months ended
                                                            June 30,
                                                       ----------------------
                                                          2000           1999
Numerator:                                              ------         ------
  Net earnings                                          $ 88.5         $110.9
  Preferred stock dividends:
    Convertible                                           (5.4)          (5.4)
    Exchangeable                                           (.1)           (.2)
-----------------------------------------------------------------------------
    Numerator for basic earnings per
    share - income available to common
    share owners                                          83.0          105.3
  Effect of dilutive securities -
    exchangeable preferred stock dividends                  .1             .2
    convertible preferred stock dividends                                 5.4
-----------------------------------------------------------------------------
    Numerator for diluted earnings per
    share - income available to common
    share owners after assumed
    exchanges of preferred stock
    for common stock                                    $ 83.1         $110.9
=============================================================================
Denominator:
  Denominator for basic earnings per
    share - weighted average
    shares outstanding                             146,441,285    155,872,886
  Effect of dilutive securities:
    Stock options                                       87,833        866,715
    Exchangeable preferred stock                       387,849        646,778
    Convertible preferred stock                                     8,589,355
-----------------------------------------------------------------------------
  Dilutive potential common shares                     475,682     10,102,848
-----------------------------------------------------------------------------
    Denominator for diluted earnings
    per share - adjusted weighted
    average shares and assumed
    exchanges of preferred stock for
    common stock                                   146,916,967    165,975,734
=============================================================================
Basic earnings per share                                 $0.57          $0.68
=============================================================================
Diluted earnings per share                               $0.57          $0.67
=============================================================================

The convertible preferred stock was not included in the computation of June 30, 2000 diluted earnings per share since the result would have been antidilutive. Options to purchase 6,155,332 and 2,924,956 weighted average shares of common stock which were outstanding during the three months ended June 30, 2000 and 1999, respectively, were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

-----------------------------------------------------------------------------
                                                        Six months ended
                                                            June 30,
                                                        ---------------------
                                                          2000           1999
Numerator:                                              ------         ------
  Net earnings                                          $147.2         $180.2
  Preferred stock dividends:
    Convertible                                          (10.7)         (10.7)
    Exchangeable                                           (.1)           (.5)
-----------------------------------------------------------------------------
    Numerator for basic earnings per
    share - income available to common
    share owners                                         136.4          169.0
  Effect of dilutive securities -
    exchangeable preferred stock dividends                  .1             .5
-----------------------------------------------------------------------------
    Numerator for diluted earnings per
    share - income available to common
    share owners after assumed
    exchanges of preferred stock
    for common stock                                    $136.5         $169.5
=============================================================================
Denominator:
  Denominator for basic earnings per
    share - weighted average
    shares outstanding                             146,513,128    155,742,442
  Effect of dilutive securities:
    Stock options                                      197,365        754,385
    Exchangeable preferred stock                       339,827        751,961
-----------------------------------------------------------------------------
  Dilutive potential common shares                     537,192      1,506,346
-----------------------------------------------------------------------------
    Denominator for diluted earnings
    per share - adjusted weighted
    average shares and assumed
    exchanges of preferred stock for
    common stock                                   147,050,320    157,248,788
=============================================================================
Basic earnings per share                                 $0.93          $1.09
=============================================================================
Diluted earnings per share                               $0.93          $1.08
=============================================================================

The Convertible preferred stock was not included in the computation of six months ended June 30, 2000 and 1999 diluted earnings per share since the result would have been antidilutive. Options to purchase 5,388,340 and 2,929,152 weighted average shares of common stock which were outstanding during the six months ended June 30, 2000 and 1999, respectively, were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

2.  Inventories

Major classes of inventory are as follows:
                                            June 30,    Dec. 31,   June 30,
                                              2000        1999       1999
                                            --------    --------   --------
  Finished goods                              $616.4      $580.0     $634.7
  Work in process                               30.0        36.3       29.7
  Raw materials                                127.2       131.3      122.9
  Operating supplies                            76.1        79.0       74.2
                                              ------      ------     ------
                                              $849.7      $826.6     $861.5
                                              ======      ======     ======

3.  Long-Term Debt

The following table summarizes the long-term debt of the Company:
---------------------------------------------------------------------------
                                            June 30,    Dec. 31,   June 30,
                                              2000        1999       1999
Bank Credit Agreement:                      --------    --------   --------
  Revolving Credit Facility:
    Revolving Loans                         $2,859.0    $2,559.4   $2,257.1
      Offshore Loans:
        1.39 billion (1.42 billion at
          December 31, 1999; 1.39 billion
          at June 30, 1999) Australian
          dollars                              794.9       904.4      905.9
        134.0 million (230.0 million at
          December 31, 1999; 235.0 million
          at June 30, 1999) British pounds     200.8       369.5      380.3
        82.0 billion (100.0 billion at
          December 31, 1999; 111.0 billion
          at June 30, 1999) Italian lira        39.6        52.0       59.9
    Bid Rate Loans                                                     15.0
Senior Notes:
  7.85%, due 2004                              300.0       300.0      300.0
  7.15%, due 2005                              350.0       350.0      350.0
  8.10%, due 2007                              300.0       300.0      300.0
  7.35%, due 2008                              250.0       250.0      250.0
Senior Debentures:
  7.50%, due 2010                              250.0       250.0      250.0
  7.80%, due 2018                              250.0       250.0      250.0
Other                                          226.6       224.6      270.3
---------------------------------------------------------------------------
                                             5,820.9     5,809.9    5,588.5
  Less amounts due within one year              35.8        76.8       71.1
---------------------------------------------------------------------------
    Long-term debt                          $5,785.1    $5,733.1   $5,517.4
===========================================================================

In April 1998, the Company entered into the Second Amended and Restated Credit Agreement (the "Bank Credit Agreement" or "Agreement") with a group of banks which expires on December 31, 2001. The Agreement provides for a $4.5 billion revolving credit facility (the "Revolving Credit Facility"), which includes a $1.75 billion fronted offshore loan revolving facility (the "Offshore Facility") denominated in certain foreign currencies, subject to certain sublimits, available to certain of the Company's foreign subsidiaries. The Agreement includes an Overdraft Account facility providing for aggregate borrowings up to $100 million which reduce the amount available for borrowing under the Revolving Credit Facility. In addition, the terms of the Bank Credit Agreement permit the Company to request Bid Rate Loans from banks participating in the Agreement. Borrowings outstanding under Bid Rate Loans are limited to $750 million and reduce the amount available for borrowing under the Revolving Credit Facility. The Agreement also provides for the issuance of letters of credit totaling up to $500 million, which also reduce the amount available for borrowing under the Revolving Credit Facility. At June 30, 2000, the Company had unused credit of $552.2 million available under the Bank Credit Agreement.

Borrowings under the Revolving Loans commitment bear interest, at the Company's option, at the prime rate or a reserve adjusted Eurodollar rate. Loans under the Offshore Facility bear interest, at the applicable borrower's option, at the applicable Offshore Base Rate or the Adjusted Offshore Periodic Rate (as those terms are defined in the Bank Credit Agreement). Borrowings under the Revolving Credit Facility also bear a margin linked to the Company's Consolidated Leverage Ratio, as defined in the Agreement. The margin is currently .750% and is limited to a range of .275% to 1.000%. Overdraft Account loans bear interest at the prime rate minus the facility fee percentage, defined below. The weighted average interest rate on borrowings outstanding under the Revolving Loans commitment at June 30, 2000, was 7.42%. The weighted average interest rate on borrowings outstanding under the Offshore Facility at June 30, 2000, was 6.90%. While no compensating balances are required by the Agreement, the Company must pay a facility fee on the Revolving Credit Facility commitments. The facility fee, currently .375%, is limited to a range of .125% and .500%, based on the Company's Consolidated Leverage Ratio.

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

4.  Cash Flow Information

Interest paid in cash aggregated $237.2 million and $180.7 million for the six months ended June 30, 2000 and June 30, 1999, respectively. Income taxes paid in cash totaled $34.1 million and $22.9 million for the six months ended
June 30, 2000 and June 30, 1999, respectively.

5.  Comprehensive Income

The Company's components of comprehensive income are net earnings and foreign currency translation adjustments. Total comprehensive income for the three month periods ended June 30, 2000 and 1999 amounted to $8.8 million and $113.4 million, respectively. Total comprehensive income for the six month periods ended June 30, 2000 and 1999 amounted to $27.9 million and $55.6 million, respectively.

6.  Contingencies

The Company is one of a number of defendants (typically 10 to 20) in a substantial number of lawsuits filed in numerous state and federal courts by persons alleging bodily injury (including death) as a result of exposure to dust from asbestos fibers. From 1948 to 1958, one of the Company's former business units commercially produced and sold approximately $40 million of a high-temperature, clay-based insulating material containing asbestos. The Company exited the insulation business in April 1958. The traditional asbestos personal injury lawsuits and claims relating to such production and sale of asbestos material typically allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and punitive damages in various amounts (herein referred to as "asbestos claims"). As of June 30, 2000, the Company estimates that it is a named defendant in asbestos claims involving approximately 18,000 plaintiffs and claimants.

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

As a result of payments and commitments that have been made by reinsurers pursuant to the OIL Settlement and the earlier settlement agreements described above in the United Insurance case and certain other available insurance, the Company has to date confirmed coverage for its asbestos-related costs of approximately $317.5 million. Of the total amount confirmed to date, $305.0 million had been received through June 30, 2000; and the balance of approximately $12.5 million will be received throughout 2000 and the next several years. The remainder of the insurance asset of approximately $192.5 million relates principally to the reinsurers who have not yet paid, and continue to contest, their reinsurance obligations under the OIL Settlement.

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

As part of its continual monitoring of asbestos-related matters, during the third quarter of 2000 the Company expects to complete its comprehensive review to determine if further adjustments of asbestos-related assets or liabilities are appropriate. The Company cannot presently predict the outcome of the review, however, the Company expects a net charge to result.

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

Financial information for the three month periods ended June 30, 2000 and 1999 regarding the Company's product segments is as follows:
-----------------------------------------------------------------------------
                                                          Elimina-
                                                           tions
                                                 Total      and     Consoli-
                   Glass      Plastics          Product    Other     dated
                 Containers  Packaging   Other  Segments  Retained   Totals
-----------------------------------------------------------------------------
Net sales:
  June 30, 2000      $952.1     $478.4   $ 18.7 $1,449.2             $1,449.2
  June 30, 1999       962.2      441.3     19.6  1,423.1              1,423.1
=============================================================================
EBIT, excluding unusual items:
  June 30, 2000      $180.6     $ 76.5   $  0.2 $  257.3      $9.0   $  266.3
  June 30, 1999       171.5       86.4      2.0    259.9       4.7      264.6
=============================================================================
Unusual items:
  June 30, 1999:
   Gains related
    to the sales of
    two manufactur-
    ing facilities   $ 40.8                     $   40.8             $   40.8
   Charges related
    principally to
    restructuring
    costs and write-
    offs of certain
    assets in
    Europe and
    South America     (20.8)                       (20.8)               (20.8)
=============================================================================

The reconciliation of EBIT to consolidated totals for the three month periods ended June 30, 2000 and 1999 is as follows:
-----------------------------------------------------------------------------
                                              June 30, 2000     June 30, 1999
-----------------------------------------------------------------------------
Earnings before income taxes and minority share owners' interests in earnings of subsidiaries:

    EBIT, excluding unusual items for
      reportable segments                            $257.3            $259.9
    Unusual items excluded from reportable
      segment information                                                20.0
    Eliminations and other retained                     9.0               4.7

    Net interest expense                             (113.2)            (96.1)
-----------------------------------------------------------------------------
  Total                                              $153.1            $188.5
=============================================================================

Financial information for the six month periods ended June 30, 2000 and 1999 regarding the Company's product segments is as follows:
-----------------------------------------------------------------------------
                                                          Elimina-
                                                           tions
                                                 Total      and     Consoli-
                   Glass      Plastics          Product    Other     dated
                 Containers  Packaging   Other  Segments  Retained   Totals
-----------------------------------------------------------------------------
Net sales:
  June 30, 2000    $1,836.0     $921.6   $37.2  $2,794.8             $2,794.8
  June 30, 1999     1,835.3      856.6    38.2   2,730.1              2,730.1
=============================================================================
EBIT, excluding unusual items:
  June 30, 2000    $  315.6     $148.0   $ 0.1  $  463.7     $12.3   $  476.0
  June 30, 1999       311.8      166.1     3.7     481.6       1.6      483.2
=============================================================================
Unusual items:
  June 30, 1999:
   Gains related
    to the sales of
    two manufactur-
    ing facilities   $ 40.8                     $   40.8             $   40.8
   Charges related
    principally to
    restructuring
    costs and write-
    offs of certain
    assets in
    Europe and
    South America     (20.8)                       (20.8)               (20.8)
=============================================================================
The reconciliation of EBIT to consolidated totals for the six month periods ended June 30, 2000 and 1999 is as follows:
-----------------------------------------------------------------------------
                                              June 30, 2000     June 30, 1999
-----------------------------------------------------------------------------
Earnings before income taxes and minority share owners' interests in earnings of subsidiaries:

    EBIT, excluding unusual items for
      reportable segments                            $463.7            $481.6
    Unusual items excluded from reportable
      segment information                                                20.0
    Eliminations and other retained                    12.3               1.6

    Net interest expense                             (221.6)           (195.5)
-----------------------------------------------------------------------------
  Total                                              $254.4            $307.7
=============================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations - Second Quarter 2000 compared with Second Quarter 1999

The Company recorded net earnings of $88.5 million for the second quarter of 2000 compared to $110.9 million for the second quarter of 1999. Excluding the effects of the 1999 unusual items discussed below, the Company's second quarter 2000 earnings of $88.5 million decreased $12.8 million, or 12.6% from 1999 second quarter earnings of $101.3 million. Consolidated EBIT for the second quarter of 2000 was $266.3 million, an increase of $1.7 million, or 0.6%, compared to the second quarter of 1999 EBIT, excluding unusual items, of $264.6 million. The increase is attributable to higher EBIT for the Glass Containers segment which was mostly offset by lower EBIT for the Plastics Packaging segment. Interest expense, net of interest income, increased $17.1 million from the 1999 period due principally to higher interest rates.

Capsule segment results (in millions of dollars) for the second quarter of 2000 and 1999 were as follows:
----------------------------------------------------------------------------
                                 Net sales
                         (Unaffiliated customers)           EBIT (a)
----------------------------------------------------------------------------
                              2000         1999         2000         1999
                          --------     --------     --------     --------
Glass Containers          $  952.1     $  962.2     $  180.6     $  191.5(b)
Plastics Packaging           478.4        441.3         76.5         86.4
Other                         18.7         19.6           .2          2.0
----------------------------------------------------------------------------
Segment totals             1,449.2      1,423.1        257.3        279.9
  Eliminations and other
    retained costs                                       9.0          4.7
----------------------------------------------------------------------------
Consolidated totals       $1,449.2     $1,423.1     $  266.3     $  284.6
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


Consolidated net sales for the second quarter of 2000 increased $26.1 million, or 1.8%, over the prior year. Net sales of the Glass Containers segment decreased $10.1 million, or 1.0%, from 1999. In the United States, increased shipments of containers for beer producers were partially offset by lower shipments of certain food containers. The combined U.S. dollar sales of the segment's foreign affiliates decreased from the prior year. Increased shipments from the Company's operations throughout most of Europe, South America, and the Asia Pacific region were more than offset by the effects of a strong U.S. dollar and lower shipments from the Company's operations in the United Kingdom. The effect of changing foreign currency exchange rates reduced U.S. dollar sales of the segment's foreign affiliates by approximately $60 million. Net sales of the Plastics Packaging segment increased $37.1 million, or 8.4%, over 1999, reflecting increased shipments of plastic containers for juices, closures for food and beverages, and the effects of higher resin costs on pass-through arrangements with customers, partially offset by lower shipments of health care and personal care containers. The effects of higher resin cost pass-throughs increased sales approximately $25 million compared to the second quarter of 1999.

Excluding the effects of the 1999 unusual items, segment EBIT for the second quarter of 2000 decreased $2.6 million, or 1.0%, to $257.3 million from the 1999 segment EBIT of $259.9 million. EBIT of the Glass Containers segment increased $9.1 million to $180.6 million, compared to $171.5 million in 1999. The combined U.S. dollar EBIT of the segment's foreign affiliates increased slightly from prior year. Increased shipments from the Company's operations throughout most of Europe, South America, and the Asia Pacific region were partially offset by the effects of a strong U.S. dollar, higher energy costs worldwide, expenses associated with the scheduled rebuild of a glass melting furnace in Australia, and lower shipments from the Company's operations in the United Kingdom. In the United States, Glass Container EBIT increased from 1999 principally as a result of further improvements in cost structure. EBIT of the Plastics Packaging segment decreased $9.9 million, or 11.5%, to $76.5 million compared to $86.4 million in 1999. Increased shipments of plastic containers for juices and closures for food and beverages were more than offset by lower shipments of health care and personal care containers and costs incurred in connection with the start-up of new custom PET capacity including a new plastic bottle plant. Eliminations and other retained costs improved $4.3 million from 1999 reflecting principally higher net financial services income.

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

First Six Months 2000 compared with First Six Months 1999

For the first six months of 2000, the Company recorded net earnings of $147.2 million compared to $180.2 million for the first six months of 1999. Excluding the effects of the 1999 unusual items, the Company's first six months of 2000 earnings of $147.2 million decreased $23.4 million, or 13.7% from 1999 first six months earnings of $170.6 million. Consolidated EBIT for the first six months of 2000 was $476.0 million, a decrease of $7.2 million, or 1.5%, compared to the first six months of 1999 EBIT, excluding unusual items, of $483.2 million. Higher EBIT for the Glass Containers segment was more than offset by lower EBIT for the Plastics Packaging segment. Interest expense, net of interest income, increased $26.1 million from the 1999 period due principally to higher interest rates. The Company's estimated effective tax rate for the first six months of 2000 was 39.6%. This compares with an estimated rate of 38.5% for the first six months of 1999 and the actual rate of 36.9% for the full year of 1999, excluding unusual items. The increase in the 2000 estimated rate is primarily the result of the non-recurrence of certain foreign tax credits which benefited 1999 results.

Capsule segment results (in millions of dollars) for the first six months of 2000 and 1999 were as follows:
----------------------------------------------------------------------------
                                 Net sales
                         (Unaffiliated customers)           EBIT (a)
----------------------------------------------------------------------------
                              2000         1999         2000         1999
                          --------     --------     --------      ----------
Glass Containers          $1,836.0     $1,835.3     $  315.6      $ 331.8(b)
Plastics Packaging           921.6        856.6        148.0        166.1
Other                         37.2         38.2           .1          3.7
----------------------------------------------------------------------------
Segment totals             2,794.8      2,730.1        463.7        501.6
  Eliminations and other
    retained costs                                      12.3          1.6
----------------------------------------------------------------------------
Consolidated totals       $2,794.8     $2,730.1     $  476.0     $  503.2
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

Consolidated net sales for the first six months of 2000 increased $64.7 million, or 2.4%, over the prior year. Net sales of the Glass Container segment increased $0.7 million from 1999. In the United States, the effect of increased shipments of containers for beer producers was partially offset by lower shipments of certain food containers. The combined U.S. dollar sales of the segment's foreign affiliates decreased slightly from the prior year. Increased shipments from the Company's operations throughout most of Europe, South America, and the Asia Pacific region were more than offset by the effects of a strong U.S. dollar and lower shipments from the Company's operations in the United Kingdom. The effect of changing foreign currency exchange rates reduced U.S. dollar sales of the segment's foreign affiliates by approximately $90 million. Net sales of the Plastics Packaging segment increased $65.0 million, or 7.6%, over 1999, reflecting increased shipments of plastic containers for juices, closures for food and beverages, and the effects of higher resin costs on pass-through arrangements with customers, partially offset by lower shipments of household, health care, and personal care containers. The effects of higher resin costs increased sales by approximately $50 million compared to the first six months of 1999.

Excluding the effects of the 1999 unusual items, segment EBIT for the first half of 2000 decreased $17.9 million, or 3.7%, to $463.7 million from the 1999 segment EBIT of $481.6 million. EBIT of the Glass Containers segment increased $3.8 million, or 1.2%, to $315.6 million, compared to $311.8 million in 1999. The combined U.S. dollar EBIT of the segment's foreign affiliates decreased from prior year. Increased shipments from the Company's operations throughout most of Europe, South America, and the Asia Pacific region, and a gain from the restructuring of the ownership in two small joint ventures in South America were more than offset by the effects of a strong U.S. dollar, higher energy costs worldwide, and expenses associated with the scheduled rebuild of a glass melting furnace in Australia. In the United States, Glass Container EBIT increased from 1999 principally as a result of further improvements in cost structure. EBIT of the Plastics Packaging segment decreased $18.1 million, or 10.9%, to $148.0 million, compared to $166.1 million in 1999. Increased shipments of plastic containers for juices and closures for food and beverages were more than offset by lower shipments of household, health care, and personal care containers and costs incurred in connection with the start-up of new custom PET capacity including a new plastic bottle plant. Eliminations and other retained costs improved $10.7 million from 1999 principally due to higher net financial services income.

Restructuring Program and Asbestos Review

During the third quarter of 2000, the Company began to develop a restructuring program to further reduce operating expenses and other costs. Cost reduction opportunities exist in part as a result of plans to return to more moderate levels of capital investment following the completion of a number of major capital investment projects designed to improve productivity and expand capacity to serve key customers. The further integration of recently acquired businesses and plans to divest certain non-strategic operations offer additional opportunities for cost reduction. In addition, as part of its continual monitoring of asbestos-related matters, during the third quarter of 2000 the Company expects to complete its comprehensive review to determine if adjustments of its asbestos-related assets or liabilities are appropriate. While the results of this review and the restructuring program cannot be estimated at this time, the Company expects to record charges related to these activities in the third quarter of 2000.

Capital Resources and Liquidity

The Company's total debt at June 30, 2000 was $5.95 billion, compared to $5.94 billion at December 31, 1999 and $5.74 billion at June 30, 1999.

At June 30, 2000, the Company had available credit totaling $4.5 billion under its agreement with a group of banks ("Bank Credit Agreement") expiring in December 2001, of which $552.2 million had not been utilized. At December 31, 1999, the Company had $565.3 million of credit which had not been utilized under the Bank Credit Agreement. Cash provided by operating activities was $99.8 million for the first six months of 2000 compared to $134.1 million for the first six months of 1999.

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

The Company's Board of Directors has authorized the management of the Company to repurchase up to 20 million shares of the Company's common stock. During the second quarter of 2000, the Company repurchased 702,000 shares for $9.3 million. Since July 1999, the Company has repurchased 10,702,000 shares for $234.9 million. The Company intends to purchase its common stock from time to time on the open market depending on market conditions and other factors. The Company believes that cash flows from its operations and from utilization of credit available under the Bank Credit Agreement will be sufficient to fund such repurchases in addition to the obligations mentioned in the previous paragraph.

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

                         PART II -- OTHER INFORMATION


Item 1.  Legal Proceedings.

On or about November 2, 1999 and December 21, 1999, Michigan Department of Environmental Quality ("MDEQ") issued Letters of Violation to the Company's subsidiary Owens-Brockway Glass Container Inc. relating to its facility in Charlotte, Michigan alleging violations of Permit to Install No. 11-99, and Stipulation for Entry of Final Order by Consent AQD No. 12-1999. MDEQ is seeking a total penalty of $143,000. Discussions with MDEQ are on-going regarding settlement of this matter.

For further information on legal proceedings, see Note 6 to the Condensed Consolidated Financial Statements, "Contingencies," that is included in
Part I of this Report, which is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Owens-Illinois' share owners was held on May 10, 2000. Each of the nominees for a three-year term on the Company's Board of Directors was elected by vote of the share owners as follows:

                                                                    Broker
        Name                 For        Withheld     Abstention    Non-Votes
--------------------     -----------    ---------    ----------    ---------
Joseph H. Lemieux        121,459,802    1,733,695     1,724,323        -
Michael W. Michelson     121,398,613    1,794,884     1,724,323        -

Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits:

               Exhibit 12 Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

               Exhibit 23    Consent of McCarter & English, LLP.

               Exhibit 27    Financial Data Schedule.

          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed by the Registrant during the second quarter of 2000.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                OWENS-ILLINOIS, INC.


Date August 14, 2000         By /s/ David G. Van Hooser
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