Form 10-Q
period 2000-09-30
OWENS ILLINOIS INC /DE/
filed 2000-11-14
CIK 812074

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q
(Mark one)
    (X)              Quarterly Report Pursuant to Section 13
                     or 15(d) of the Securities Exchange Act
                                     of 1934

                      For Quarter Ended September 30, 2000
                                       or
    ( )     Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                              Owens-Illinois, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    Delaware                        1-9576                22-2781933
----------------                  -----------          --------------------
(State or other                   (Commission           (IRS Employer
jurisdiction of                   File No.)             Identification No.)
incorporation or
organization)

                              One SeaGate, Toledo, Ohio                  43666
--------------------------------------------------------------------------------
                    (Address of principal executive offices)          (Zip Code)

                                  419-247-5000
--------------------------------------------------------------------------------
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

Owens-Illinois, Inc. $.01 par value common stock - 146,031,943 shares at October 31, 2000.

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

                              OWENS-ILLINOIS, INC.
                  CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
                 Three months ended September 30, 2000 and 1999
            (Millions of dollars, except share and per share amounts)


                                                              2000             1999
                                                           ----------      ------------
Revenues:
   Net sales                                              $     1,430.3    $     1,426.2
   Royalties and net technical assistance                           6.0              9.4
   Equity earnings                                                  6.3              6.6
   Interest                                                         8.4              6.7
   Other                                                           41.3             30.9
                                                          -------------    -------------

                                                                1,492.3          1,479.8

Costs and expenses:
   Manufacturing, shipping, and delivery                        1,126.4          1,112.2
   Research and development                                        13.1             10.9
   Engineering                                                      5.4              9.5
   Selling and administrative                                      73.6             71.9
   Interest                                                       124.2            106.1
   Other                                                          843.7             39.5
                                                          -------------    -------------

                                                                2,186.4          1,350.1
                                                          -------------    -------------

Earnings (loss) before items below                               (694.1)           129.7

Provision (credit) for income taxes                              (247.4)            49.2

Minority share owners' interests in earnings of
   subsidiaries                                                     2.5              3.0
                                                          -------------    -------------

Net earnings (loss)                                       $      (449.2)   $        77.5
                                                          =============    =============

Basic net earnings (loss) per share of common stock       $       (3.12)   $        0.46
                                                          =============    =============

Weighted average shares outstanding (thousands)                 145,716          154,918
                                                          =============    =============

Diluted net earnings (loss) per share of common stock     $       (3.12)   $        0.46
                                                          ==============   =============

Weighted diluted average shares (thousands)                     145,716          156,283
                                                          =============    =============

                            See accompanying notes.

                              OWENS-ILLINOIS, INC.
                  CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
                  Nine months ended September 30, 2000 and 1999
            (Millions of dollars, except share and per share amounts)


                                                               2000             1999
                                                         --------------    -------------
Revenues:
   Net sales                                              $     4,225.1    $     4,156.3
   Royalties and net technical assistance                          19.5             23.6
   Equity earnings                                                 14.6             15.6
   Interest                                                        23.4             20.2
   Other                                                          138.9            133.0
                                                          -------------    -------------

                                                                4,421.5          4,348.7
Costs and expenses:
   Manufacturing, shipping, and delivery                        3,279.9          3,180.4
   Research and development                                        36.7             30.6
   Engineering                                                     24.9             27.1
   Selling and administrative                                     214.5            211.1
   Interest                                                       360.8            315.1
   Other                                                          944.4            147.0
                                                          -------------    -------------

                                                                4,861.2          3,911.3
                                                          -------------    -------------

Earnings (loss) before items below                               (439.7)           437.4

Provision (credit) for income taxes                              (146.6)           167.6

Minority share owners' interests in earnings of
   subsidiaries                                                     8.9             12.1
                                                          -------------    -------------

Net earnings (loss)                                       $      (302.0)   $       257.7
                                                          =============    =============

Basic net earnings (loss) per share of common stock       $       (2.18)   $        1.55
                                                          =============    ==============

Weighted average shares outstanding (thousands)                 146,245          155,465
                                                          =============    =============

Diluted net earnings (loss) per share of common stock     $       (2.18)   $        1.54
                                                          ==============   =============

Weighted diluted average shares (thousands)                     146,245          156,924
                                                          =============    =============


                            See accompanying notes.

                              OWENS-ILLINOIS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
          September 30, 2000, December 31, 1999, and September 30, 1999
                             (Millions of dollars)


                                                    Sept. 30,     Dec. 31,      Sept. 30,
                                                       2000         1999          1999
                                                    ----------   ----------    ----------
Assets
Current assets:
   Cash, including time deposits                   $     163.6   $     257.1   $     205.5
   Short-term investments, at cost which
       approximates market                                31.7          32.1          29.3
   Receivables, less allowances for losses and
      discounts ($66.3 at September 30, 2000,
      $56.9 at December 31, 1999, and $52.8 at
      September 30, 1999)                                912.6         856.4         918.7
   Inventories                                           862.6         826.6         851.6
   Prepaid expenses                                      138.6         137.6         162.6
                                                   -----------   -----------   -----------

         Total current assets                          2,109.1       2,109.8       2,167.7

Investments and other assets:
   Equity investments                                    190.7         195.2         194.5
   Repair parts inventories                              244.4         234.1         252.6
   Prepaid pension                                       751.7         745.6         753.1
   Insurance receivable for
      asbestos-related costs                             203.3         205.3         209.5
   Deposits, receivables, and other assets               492.8         527.8         536.8
   Excess of purchase cost over net assets
      acquired, net of accumulated
      amortization ($574.5 at September 30,
      2000, $502.8 at December 31, 1999,
      and $478.1 at September 30, 1999)                3,129.9       3,294.4       3,295.2
                                                   -----------   -----------   -----------

         Total other assets                            5,012.8       5,202.4       5,241.7

Property, plant, and equipment, at cost                5,606.2       5,590.8       5,508.4
Less accumulated depreciation                          2,319.5       2,146.7       2,119.0
                                                   -----------   -----------   -----------

   Net property, plant, and equipment                  3,286.7       3,444.1       3,389.4
                                                   -----------   -----------   -----------

Total assets                                       $  10,408.6   $  10,756.3   $  10,798.8
                                                   ===========   ===========   ===========

                            See accompanying notes.


                                                         Sept. 30,     Dec. 31,        Sept. 30,
                                                            2000         1999            1999
                                                        ------------  -----------     -----------
Liabilities and Share Owners' Equity
Current liabilities:
   Short-term loans and long-term debt
      due within one year                               $     139.6    $     205.7    $     246.5
   Current portion of asbestos-related liabilities            180.0           85.0           85.0
   Accounts payable and other liabilities                     979.7          982.4          984.8
                                                        -----------    -----------    -----------

         Total current liabilities                          1,299.3        1,273.1        1,316.3

Long-term debt                                              5,732.3        5,733.1        5,504.5
Deferred taxes                                                186.6          407.4          379.7
Nonpension postretirement benefits                            299.5          314.9          319.4
Other liabilities                                             417.7          391.8          463.4
Asbestos-related liabilities                                  426.6           91.2          116.3

Commitments and contingencies

Minority share owners' interests                              180.4          194.9          206.0

Share owners' equity:
   Convertible preferred stock, par value
      $.01 per share, liquidation preference
      $50 per share, 9,050,000 shares
      authorized, issued and outstanding                      452.5          452.5          452.5
   Exchangeable preferred stock                                 3.4            4.0           12.9
   Common stock, par value $.01 per share
      250,000,000 shares authorized, 156,969,643
      shares issued and outstanding, less
      10,937,700 treasury shares at September
      30, 2000 (156,851,337 issued and outstanding,
      less 10,000,000 treasury shares at
      December 31, 1999; and 156,302,489 issued
      and outstanding, less 3,764,900 treasury
      shares at September 30, 1999)                             1.6            1.6            1.6
   Capital in excess of par value                           2,204.7        2,201.9        2,192.5
   Treasury stock, at cost                                   (237.9)        (225.6)         (84.9)
   Retained earnings (deficit)                                (34.0)         284.1          248.9
   Accumulated other comprehensive income                    (524.1)        (368.6)        (330.3)
                                                        -----------    -----------    -----------

         Total share owners' equity                         1,866.2        2,349.9        2,493.2
                                                        -----------    -----------    -----------

Total liabilities and share owners' equity              $  10,408.6    $  10,756.3    $  10,798.8
                                                        ===========    ===========    ===========

                             See accompanying notes.

                              OWENS-ILLINOIS, INC.
                        CONDENSED CONSOLIDATED CASH FLOWS
                  Nine months ended September 30, 2000 and 1999
                              (Millions of dollars)


                                                                 2000          1999
                                                             -----------     ---------
Cash flows from operating activities:
   Net earnings (loss)                                         $ (302.0)   $  257.7
   Non-cash charges (credits):
      Depreciation                                                312.1       303.3
      Amortization of deferred costs                              106.8       104.7
      Future asbestos-related costs                               550.0
      Restructuring costs and write-offs of certain assets        248.3        20.8
      Gains on asset sales                                                    (40.8)
      Deferred tax provision (credit)                            (213.6)       30.3
      Other                                                      (112.7)      (90.1)
   Change in non-current operating assets                         (17.8)      (36.7)
   Asbestos-related payments                                     (119.6)      (96.7)
   Asbestos-related insurance proceeds                              2.0         3.3
   Reduction of non-current liabilities                            (3.0)      (13.6)
   Change in components of working capital                       (164.1)     (106.5)
                                                               --------    --------

      Cash provided by operating activities                       286.4       335.7

Cash flows from investing activities:
   Additions to property, plant, and equipment                   (342.0)     (421.3)
   Acquisitions, net of cash acquired                             (78.2)      (34.0)
   Net cash proceeds from divestitures                             40.2       318.5
                                                               --------    --------

      Cash utilized in investing activities                      (380.0)     (136.8)

Cash flows from financing activities:
   Additions to long-term debt                                    519.7       311.0
   Repayments of long-term debt                                  (455.6)     (495.3)
   Payment of convertible preferred stock dividends               (16.1)      (16.1)
   Treasury shares repurchased                                    (12.3)      (84.9)
   Increase (decrease) in short-term loans                        (23.4)       29.9
   Issuance of common stock and other                               1.3         2.8
                                                               --------    --------

      Cash provided by (utilized in) financing activities          13.6      (252.6)

Effect of exchange rate fluctuations on cash                      (13.5)      (12.2)
                                                               --------    --------

Decrease in cash                                                  (93.5)      (65.9)

Cash at beginning of period                                       257.1       271.4
                                                               --------    --------

Cash at end of period                                          $  163.6    $  205.5
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

                              OWENS-ILLINOIS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      Tabular data in millions of dollars,
                       except share and per share amounts

1.       EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


----------------------------------------------------------------------------------
                                                           Three months ended
                                                               September 30,
                                                    ------------------------------
                                                         2000              1999
                                                    --------------    ------------
Numerator:
   Net earnings (loss)                                    ($449.2)          $77.5
   Preferred stock dividends:
      Convertible                                            (5.4)           (5.4)
      Exchangeable                                           (0.1)           (0.2)
----------------------------------------------------------------------------------

      Numerator for basic earnings (loss) per share -
      income (loss) available to common share owners       (454.7)           71.9
   Effect of dilutive securities -
      exchangeable preferred stock dividends                                  0.2
----------------------------------------------------------------------------------

      Numerator for diluted earnings (loss) per share
      income (loss) available to common share owners
      after assumed exchanges of preferred stock
      for common stock                                    ($454.7)          $72.1
==================================================================================

Denominator:
   Denominator for basic earnings (loss) per share -
      weighted average shares outstanding             145,715,930     154,917,816
   Effect of dilutive securities:
      Stock options                                                       613,286
      Exchangeable preferred stock                                        752,337
----------------------------------------------------------------------------------

   Dilutive potential common shares                                     1,365,623
----------------------------------------------------------------------------------

      Denominator for diluted earnings (loss)
      per share adjusted weighted average shares
      and assumed exchanges of preferred stock
      for common stock                                145,715,930     156,283,439
==================================================================================

Basic earnings (loss) per share                            ($3.12)          $0.46
==================================================================================

Diluted earnings (loss) per share                          ($3.12)          $0.46
==================================================================================

                             See accompanying notes.

For the three months ended September 30, 2000, diluted earnings per share of common stock are equal to basic earnings per share of common stock due to the net loss. The Convertible preferred stock was not included in the computation of September 30, 1999 diluted earnings per share since the result would have been antidilutive. Options to purchase 2,905,439 weighted average shares of common stock which were outstanding during the three months ended September 30, 1999 were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.


------------------------------------------------------------------------------------------------------------------------
                                                                                             Nine months ended
                                                                                               September 30,
                                                                              ------------------------------------------
                                                                                           2000                    1999
                                                                              ------------------      ------------------
Numerator:
   Net earnings (loss)                                                                  ($302.0)                 $257.7
   Preferred stock dividends:
      Convertible                                                                         (16.1)                  (16.1)
      Exchangeable                                                                         (0.2)                   (0.7)
------------------------------------------------------------------------------------------------------------------------

      Numerator for basic earnings (loss) per share -
      income (loss) available to common share owners                                     (318.3)                  240.9
   Effect of dilutive securities -
      exchangeable preferred stock dividends                                                                        0.7
------------------------------------------------------------------------------------------------------------------------

      Numerator for diluted earnings (loss) per share -
      income (loss) available to common share owners
      after assumed exchanges of preferred stock
      for common stock                                                                  ($318.3)                 $241.6
========================================================================================================================

Denominator:
   Denominator for basic earnings (loss) per share -
      weighted average shares outstanding                                           146,245,456             155,464,546
   Effect of dilutive securities:
      Stock options                                                                                             707,352
      Exchangeable preferred stock                                                                              752,087
------------------------------------------------------------------------------------------------------------------------

   Dilutive potential common shares                                                                           1,459,439
------------------------------------------------------------------------------------------------------------------------

      Denominator for diluted earnings (loss) per share -
      adjusted weighted average shares and
      assumed exchanges of preferred stock
      for common stock                                                              146,245,456             156,923,985
========================================================================================================================

Basic earnings (loss) per share                                                          ($2.18)                  $1.55
========================================================================================================================

Diluted earnings (loss) per share                                                        ($2.18)                  $1.54
========================================================================================================================


For the nine months ended September 30, 2000, diluted earnings per share of common stock are equal to basic earnings per share of common stock due to the net loss. The Convertible preferred stock was not included in the computation of nine months ended September 30, 1999 diluted earnings per share since the result would have been antidilutive. Options to purchase 2,921,247 weighted average shares of common stock which were outstanding during the nine months ended September 30, 1999 were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

2.  INVENTORIES

Major classes of inventory are as follows:


                                Sept. 30,            Dec. 31,             Sept. 30,
                                  2000                1999                 1999
                             -------------       --------------       --------------
     Finished goods                $618.0               $580.0               $614.7
     Work in process                 39.5                 36.3                 30.6
     Raw materials                  124.8                131.3                125.8
     Operating supplies              80.3                 79.0                 80.5
                             -------------       --------------       --------------

                                   $862.6               $826.6               $851.6
                             =============       ==============       ==============


3.  LONG-TERM DEBT

The following table summarizes the long-term debt of the Company:


------------------------------------------------------------------------------------------------------------------
                                                            Sept. 30,             Dec. 31,            Sept. 30,
                                                               2000                 1999                1999
                                                          ---------------     -----------------     --------------
Bank Credit Agreement:
   Revolving Credit Facility:
      Revolving Loans                                          $ 2,814.3             $ 2,559.4          $ 2,230.0
         Offshore Loans:
            1.39 billion (1.42 billion at
               December 31, 1999; 1.42 billion
               at September 30, 1999) Australian
               dollars                                             802.3                 904.4              908.5
            132.0 million (230.0 million at
               December 31, 1999; 235.0 million
               at September 30, 1999) British pounds               191.3                 369.5              377.0
            32.0 billion (100.0 billion at
               December 31, 1999; 111.0 billion
               at September 30, 1999) Italian lira                  14.7                  52.0               60.7
      Bid Rate Loans                                                                                         46.0
Senior Notes:
   7.85%, due 2004                                                 300.0                 300.0              300.0
   7.15%, due 2005                                                 350.0                 350.0              350.0
   8.10%, due 2007                                                 300.0                 300.0              300.0
   7.35%, due 2008                                                 250.0                 250.0              250.0
Senior Debentures:
   7.50%, due 2010                                                 250.0                 250.0              250.0
   7.80%, due 2018                                                 250.0                 250.0              250.0
Other                                                              236.5                 224.6              251.7
------------------------------------------------------------------------------------------------------------------
                                                                 5,759.1               5,809.9            5,573.9

   Less amounts due within one year                                 26.8                  76.8               69.4
------------------------------------------------------------------------------------------------------------------

      Long-term debt                                           $ 5,732.3             $ 5,733.1          $ 5,504.5
==================================================================================================================



In April 1998, the Company entered into the Second Amended and Restated Credit Agreement (the "Bank Credit Agreement" or "Agreement") with a group of banks which expires on December 31, 2001. The Agreement provides for a $4.5 billion revolving credit facility (the "Revolving Credit Facility"), which includes a $1.75 billion fronted offshore loan revolving facility (the "Offshore Facility") denominated in certain foreign currencies, subject to certain sublimits, available to certain of the Company's foreign subsidiaries. The Agreement includes an

Overdraft Account facility providing for aggregate borrowings up to $50 million which reduce the amount available for borrowing under the Revolving Credit Facility. In addition, the terms of the Bank Credit Agreement permit the Company to request Bid Rate Loans from banks participating in the Agreement. Borrowings outstanding under Bid Rate Loans are limited to $750 million and reduce the amount available for borrowing under the Revolving Credit Facility. The Agreement also provides for the issuance of letters of credit totaling up to $500 million, which also reduce the amount available for borrowing under the Revolving Credit Facility. At September 30, 2000, the Company had unused credit of $621.7 million available under the Bank Credit Agreement.

The interest rate on borrowings under the Revolving Loans commitment is, at the Company's option, the prime rate or a reserve adjusted Eurodollar rate. The interest rate on loans under the Offshore Facility is, at the applicable borrower's option, the applicable Offshore Base Rate or the Adjusted Offshore Periodic Rate (as those terms are defined in the Bank Credit Agreement). The interest rate on borrowings under the Revolving Credit Facility also includes a margin linked to the Company's Consolidated Leverage Ratio, as defined in the Agreement. The margin is currently .750% and is limited to a range of .275% to 1.000%. The interest rate on Overdraft Account loans is the prime rate minus the facility fee percentage, defined below. The weighted average interest rate on borrowings outstanding under the Revolving Loans commitment at September 30, 2000, was 7.38%. The weighted average interest rate on borrowings outstanding under the Offshore Facility at September 30, 2000, was 7.08%. While no compensating balances are required by the Agreement, the Company must pay a facility fee on the Revolving Credit Facility commitments. The facility fee, currently .375%, is limited to a range of .125% and .500%, based on the Company's Consolidated Leverage Ratio.

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

4.  CASH FLOW INFORMATION

Interest paid in cash aggregated $323.3 million and $242.0 million for the nine months ended September 30, 2000 and September 30, 1999, respectively. Income taxes paid in cash totaled $39.3 million and $33.1 million for the nine months ended September 30, 2000 and September 30, 1999, respectively.

5.  COMPREHENSIVE INCOME

The Company's components of comprehensive income (loss) are net earnings (loss) and foreign currency translation adjustments. Total comprehensive income (loss) for the three month periods ended September 30, 2000 and 1999 amounted to $(485.4) million and $62.5 million, respectively. Total comprehensive income
(loss) for the nine month periods ended September 30, 2000 and 1999 amounted to $(457.5) million and $118.1 million, respectively.

6.  OTHER COSTS AND EXPENSES

Other costs and expenses for the three and nine months ended September 30, 2000 includes: (1) $550.0 million related to adjustment of the reserve for estimated future asbestos-related indemnity payments and legal fees, and (2) $248.3 million principally related to a restructuring and capacity realignment program.

The restructuring and capacity realignment program, initiated in the third quarter of 2000, includes the consolidation of manufacturing capacity and a reduction of 350 employees in the U.S. salaried work force, or about 10%, principally as a result of early retirement incentives. Also included in the program are a write-down of plant and equipment for the Company's glass container affiliate in India and certain other asset write-offs. Manufacturing capacity consolidations principally involve U.S. glass container facilities and reflect technology-driven improvements in productivity, conversions from some juice and similar products to plastic containers, Company and customer decisions regarding pricing and volume, and the further concentration of production in the most strategically-located facilities. Selected information relating to the third quarter 2000 charges, excluding asbestos-related items, follows:



                                                          Retirement         Write-down
                                                          Incentives      of Property,       Other,
                                                          and Special      Plant and       Principally
                                          Capacity        Termination      Equipment        Software
                                         Realignment       Benefits         in India        Write-off          Total
                                        --------------   --------------   -------------    ------------    ---------------
Third quarter 2000
     restructuring charges                     $122.4            $52.4           $40.0           $33.5             $248.3

Write-down of assets to net
     realizable value                           (43.5)                           (40.0)          (31.5)            (115.0)

Reduction of prepaid
     pension asset                              (14.2)           (45.8)                                             (60.0)

Increase in nonpension
     postretirement benefit
     liability                                   (0.6)            (5.4)                                              (6.0)

                                        ----------------------------------------------------------------------------------
Remaining liabilities related to
     third quarter 2000 charges
     as of September 30, 2000                  $ 64.1            $ 1.2             $ -           $ 2.0             $ 67.3
                                        ==================================================================================


As a result of a 10% reduction of the U.S. salaried workforce in 2000, the Company recognized a settlement gain of approximately $40 million related to its defined benefit pension plan. This gain has been included in the net charge of $52.4 million for retirement incentives and special termination benefits.

The pretax charge of $40.0 million related to the write-down of property, plant, and equipment in India. Based on the Company's expectation of future net cash flows of its affiliate in India, the related property, plant, and equipment have been written down to realizable values in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

7.  CONTINGENCIES

The Company is one of a number of defendants (typically 10 to 20) in a substantial number of lawsuits filed in numerous state and federal courts by persons alleging bodily injury (including death) as a result of exposure to dust from asbestos fibers. From 1948 to 1958, one of the Company's former business units commercially produced and sold approximately $40 million of a high-temperature, clay-based insulating material containing asbestos. The Company exited the insulation business in April 1958. The traditional asbestos personal injury lawsuits and claims relating to such production and sale of asbestos material typically allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and punitive damages in various amounts (herein referred to as "asbestos claims"). As of September 30, 2000, the Company estimates that it is a named defendant in asbestos claims involving approximately 17,000 plaintiffs and claimants.

Additionally, the Company has claims-handling agreements in place with many plaintiff's counsel throughout the country. These agreements require evaluation and negotiation regarding whether particular claimants qualify under the criteria established by such agreements. The criteria for such claims include verification of a compensable illness, exposure to a product manufactured by the Company's former business unit during its manufacturing period ending in 1958, and viability of such claims under applicable statutes of limitations. The Company believes that the outcome of evaluations and negotiations currently in process could result in resolution of a substantial number of prospective claims pursuant to such agreements in addition to the resolution of certain of the asbestos claims described in the last sentence of the preceding paragraph.

The Company is also a defendant in other asbestos-related lawsuits or claims involving maritime workers, medical monitoring claimants, co-defendants and property damage claimants. Based on its past experience, the Company believes that these categories of claims will not involve any material liability and they are not included in the above description of pending claims.

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

As a result of payments and commitments that have been made by reinsurers pursuant to the OIL Settlement and the earlier settlement agreements described above in the UNITED INSURANCE case and certain other available insurance, the Company has to date confirmed coverage for its asbestos-related costs of approximately $317.5 million. Of the total amount confirmed to date, $306.7 million had been received through September 30, 2000; and the balance of approximately $10.8 million will be received throughout the next several years. The remainder of the insurance asset of approximately $192.5 million relates principally to the reinsurers who have not yet paid, and continue to contest, their reinsurance obligations under the OIL Settlement.

The Company believes, based on the rulings of the trial court, the Appellate Division and the New Jersey Supreme Court in the UNITED INSURANCE case, as well as its understanding of the facts and legal precedents and based on advice of counsel, McCarter & English L.L.P., that it is probable substantial additional payments will be received to cover the Company's asbestos-related claim losses.

The Company believes that its ultimate asbestos-related contingent liability (i.e., its indemnity or other claim disposition costs plus related litigation expenses) cannot be estimated with certainty. In 1993, the Company established a liability of $975 million to cover indemnity payments and legal fees associated with the resolution of outstanding and expected future asbestos lawsuits and claims. In 1998, an additional liability of $250 million was established.

After establishing the additional liability in 1998, the Company continued to monitor the trends of matters which may affect its ultimate liability and continued to analyze the trends, developments and variables affecting or likely to affect the resolution of pending and future asbestos claims against the Company. The number of asbestos lawsuits and claims pending and filed against the Company since 1998 has exceeded the number estimated at that time. The trend of costs to resolve lawsuits and claims since 1998 has also been unfavorable compared to expectations. In addition, during 2000, Pittsburgh-Corning, Babcock & Wilcox, Owens Corning, and Fibreboard Corporation sought protection under Chapter 11 of the Bankruptcy Code.

During the third quarter of 2000, the Company conducted a comprehensive review to determine whether further adjustments of asbestos-related assets or liabilities were appropriate. As a result of that review, as of September 30, 2000, the Company established an additional liability of $550 million to cover the Company's estimated indemnity payments and legal fees arising from outstanding asbestos personal injury lawsuits and claims and asbestos personal injury lawsuits and claims filed in the next several years, during which period the Company expects to receive the majority of the future asbestos-related lawsuits and claims that could involve the Company. Based on all the factors and matters relating to the Company's asbestos-related lawsuits and claims, the Company presently believes that its asbestos-related costs and liabilities, to the extent it is able reasonably to estimate such cost and liabilities, will not exceed by a material amount the sum of the available insurance reimbursement the Company believes it has and will have principally as a result of the UNITED INSURANCE case, and the OIL Settlement, as described above, and the amount of the charges for asbestos-related costs described above.

Other litigation is pending against the Company, in many cases involving ordinary and routine claims incidental to the business of the Company and in others presenting allegations that are nonroutine and involve compensatory, punitive or treble damage claims as well as other types of relief. The ultimate legal and financial liability of the Company in respect to the lawsuits and proceedings referred to above, in addition to other pending litigation, cannot be estimated with certainty. However, the Company believes, based on its examination and review of such matters and experience to date and subject to the matters discussed above, that such ultimate liability will not be material in relation to the Company's Consolidated Financial Statements.

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

Financial information for the three-month periods ended September 30, 2000 and 1999 regarding the Company's product segments is as follows:


-----------------------------------------------------------------------------------------------------------------------------
                                                                                                Elimina-
                                                                                                 tions
                                                                                Total             and            Consoli-
                                   Glass         Plastics                      Product           Other            dated
                                Containers       Packaging       Other         Segments         Retained          Totals
-----------------------------------------------------------------------------------------------------------------------------
Net sales:
   Sept. 30, 2000                     $948.2         $ 465.5       $ 16.6        $ 1,430.3                         $ 1,430.3
   Sept. 30, 1999                      982.5           425.7         18.0          1,426.2                           1,426.2
=============================================================================================================================

EBIT, excluding unusual items:
   Sept. 30, 2000                     $145.1          $ 68.0       $ (0.2)         $ 212.9           $ 7.1           $ 220.0
   Sept. 30, 1999                      156.0            67.3          1.1            224.4             4.7             229.1
=============================================================================================================================

Unusual items:
   Sept. 30, 2000
      Adjustment of reserve
         for estimated
         future asbestos-
         related costs                                                                            $ (550.0)         $ (550.0)
      Charges related to
         consolidation of
         manufacturing
         capacity                   $ (120.4)         $ (2.0)                      $(122.4)                           (122.4)
      Charges related to
         early retirement
         incentives and
         special termination
         benefits                      (22.0)           (9.2)                        (31.2)          (21.2)            (52.4)
      Charges related to
         impairment of
         property, plant and
         equipment in India            (40.0)                                        (40.0)                            (40.0)
      Other charges,
         principally related
         to the write-off
         of software                    (3.6)                                         (3.6)          (29.9)            (33.5)

=============================================================================================================================


The reconciliation of EBIT to consolidated totals for the three-month periods ended September 30, 2000 and 1999 is as follows:


-------------------------------------------------------------------------------------------------------------------------
                                                                                 Sept. 30, 2000          Sept. 30, 1999
-------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes and minority share
   owners' interests in earnings of subsidiaries:

      EBIT, excluding unusual items for
         reportable segments                                                            $212.9                    $224.4
      Unusual items excluded from reportable
         segment information                                                            (197.2)
      Eliminations and other retained,
         excluding unusual items                                                           7.1                       4.7
      Unusual items excluded from eliminations and other
         retained                                                                       (601.1)

      Net interest expense                                                              (115.8)                    (99.4)
-------------------------------------------------------------------------------------------------------------------------

   Total                                                                               ($694.1)                   $129.7
=========================================================================================================================


Financial information for the nine-month periods ended September 30, 2000 and 1999 regarding the Company's product segments is as follows:


-----------------------------------------------------------------------------------------------------------------------------
                                                                                                 Elimina-
                                                                                                  tions
                                                                                 Total             and           Consoli-
                                    Glass         Plastics                      Product           Other            dated
                                 Containers       Packaging       Other         Segments         Retained         Totals
-----------------------------------------------------------------------------------------------------------------------------
Net sales:
   Sept. 30, 2000                    $2,784.2        $1,387.1      $ 53.8         $ 4,225.1                        $ 4,225.1
   Sept. 30, 1999                     2,817.8         1,282.3        56.2           4,156.3                          4,156.3
=============================================================================================================================

EBIT, excluding unusual items:
   Sept. 30, 2000                     $ 460.7         $ 216.0      $ (0.1)          $ 676.6          $ 19.4          $ 696.0
   Sept. 30, 1999                       467.8           233.4         4.8             706.0             6.3            712.3
=============================================================================================================================
Unusual items:
   Sept. 30, 2000
      Adjustment of reserve
         for estimated
         future asbestos-
         related costs                                                                             $ (550.0)        $ (550.0)
      Charges related to
         consolidation of
         manufacturing
         capacity                     $(120.4)         $ (2.0)                      $(122.4)                          (122.4)
      Charges related to
         early retirement
         incentives and
         special termination
         benefits                       (22.0)           (9.2)                        (31.2)          (21.2)           (52.4)
      Charges related to
         impairment of
         property, plant and
         equipment in India             (40.0)                                        (40.0)                           (40.0)
      Other charges,
         principally related
         to the write-off
         of software                     (3.6)                                         (3.6)          (29.9)           (33.5)



                                                                                             Elimina-
                                                                                               tions
                                                                                Total           and        Consoli-
                                       Glass          Plastics                 Product         Other        dated
                                    Containers       Packaging      Other      Segments      Retained       Totals
----------------------------------------------------------------------------------------------------------------------
Unusual items:
   Sept. 30, 1999
      Gains related to the
         sales of two manu-
         facturing facilities              $ 40.8                                  $ 40.8                      $ 40.8
      Charges related
         principally to
         restructuring costs
         and write-offs of
         certain assets in
         Europe and South
         America                            (20.8)                                  (20.8)                      (20.8)

======================================================================================================================



The reconciliation of EBIT to consolidated totals for the nine-month periods ended September 30, 2000 and 1999 is as follows:




------------------------------------------------------------------------------------------------------------------------
                                                                              Sept. 30, 2000              Sept. 30, 1999
------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes and minority share
   owners' interests in earnings of subsidiaries:

      EBIT, excluding unusual items for
         reportable segments                                                           $676.6                    $706.0
      Unusual items excluded from reportable
         segment information                                                           (197.2)                     20.0
      Eliminations and other retained,
         excluding unusual items                                                         19.4                       6.3
      Unusual items excluded from eliminations and other
            retained                                                                   (601.1)

      Net interest expense                                                             (337.4)                   (294.9)
------------------------------------------------------------------------------------------------------------------------

   Total                                                                              ($439.7)                   $437.4
========================================================================================================================


9.  NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by Statements Nos. 137 and 138) ("FAS No. 133"), which is effective for financial statements for fiscal years beginning after June 15, 2000. FAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivative instruments be recognized as either assets or liabilities in the statement of financial position and that such instruments be measured at fair value. The impact of FAS No. 133 on the Company's reporting and disclosure of derivative instruments is not expected to be material to the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101 summarizes certain of the Commission staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The impact of SAB 101 is not expected to be material to the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS - THIRD QUARTER 2000 COMPARED WITH THIRD QUARTER 1999

The Company recorded a net loss of $449.2 million for the third quarter of 2000 compared to net earnings of $77.5 million for the third quarter of 1999. Excluding the effects of the 2000 unusual items discussed below, the Company's third quarter 2000 net earnings of $63.9 million decreased $13.6 million, or 17.5% from 1999 third quarter net earnings of $77.5 million. Consolidated EBIT for the third quarter of 2000, excluding unusual items, was $220.0 million, a decrease of $9.1 million, or 4.0%, compared to the third quarter of 1999 EBIT of $229.1 million. The decrease is attributable to lower EBIT for the Glass Containers segment. Interest expense, net of interest income, increased $16.4 million from the 1999 period due principally to higher interest rates.

Capsule segment results (in millions of dollars) for the third quarter of 2000 and 1999 were as follows:



---------------------------------------------------------------------------------------------------------------------
                                                    Net sales
                                             (Unaffiliated customers)                           EBIT (a)
---------------------------------------------------------------------------------------------------------------------

                                               2000                 1999                  2000 (b)          1999
                                     ---------------       --------------         -------------     -----------------
Glass Containers                            $ 948.2              $ 982.5                $(40.9)           $156.0
Plastics Packaging                            465.5                425.7                  56.8              67.3
Other                                          16.6                 18.0                  (0.2)              1.1
---------------------------------------------------------------------------------------------------------------------

Segment totals                              1,430.3              1,426.2                  15.7             224.4
   Eliminations and other
      retained costs                                                                    (594.0)              4.7
---------------------------------------------------------------------------------------------------------------------

Consolidated totals                       $ 1,430.3            $ 1,426.2               $(578.3)           $229.1
=====================================================================================================================



(a) EBIT consists of consolidated earnings before interest income, interest expense, provision for income taxes, and minority share owners' interests in earnings of subsidiaries.

(b) EBIT for 2000 includes charges totaling $798.3 million for the following: (1) $550.0 million related to adjustment of the reserve for estimated future asbestos-related costs; (2) $122.4 million related to the consolidation of manufacturing capacity; (3) a net charge of $52.4 million related to early retirement incentives and special termination benefits for 350 United States salaried employees; (4) $40.0 million related to the impairment of property, plant and equipment at the Company's facilities in India; and (5) $33.5 million related principally to the write-off of software and related development costs. Such items are included as follows in consolidated EBIT for the three months ended September 30, 2000:


        Glass Containers                                         $186.0
        Plastics Packaging                                         11.2
                                                                 ------

         Total Product Segments                                   197.2
         Eliminations and other retained costs                    601.1
                                                                 ------

         Consolidated Totals                                     $798.3
                                                                 ======


Consolidated net sales for the third quarter of 2000 increased $4.1 million, or 0.3%, over the prior year. Net sales of the Glass Containers segment decreased $34.3 million, or 3.5%, from 1999. In the United States, increased shipments of containers for beer producers were more than offset by lower shipments of certain food containers and lower sales of glass-forming machines and equipment to licensees. The combined U.S. dollar sales of the segment's foreign affiliates decreased from the prior year. Increased shipments from the Company's operations throughout most of Europe, South America, and the Asia Pacific region were more than offset by the effects of a strong U.S. dollar and lower shipments from the Company's operations in the United Kingdom. The effect of changing foreign currency exchange rates reduced U.S. dollar sales of the segment's foreign affiliates by approximately $60 million. Net sales of the Plastics Packaging segment increased $39.8 million, or 9.3%, over 1999, reflecting increased shipments of plastic containers for juices, closures for food and beverages, and the effects of higher resin costs on pass-through arrangements with customers, partially offset by lower shipments of health care and personal care containers. The effects of higher resin cost pass-throughs increased sales approximately $20 million compared to the third quarter of 1999.

Excluding the effects of the 2000 unusual items, segment EBIT for the third quarter of 2000 decreased $11.5 million, or 5.1%, to $212.9 million from the 1999 segment EBIT of $224.4 million. EBIT of the Glass Containers segment decreased $10.9 million to $145.1 million, compared to $156.0 million in 1999. The combined U.S. dollar EBIT of the segment's foreign affiliates increased from prior year. Increased shipments from the Company's operations throughout most of Europe, South America, and the Asia Pacific region were partially offset by the effects of a strong U.S. dollar, higher energy costs worldwide, and lower shipments from the Company's operations in the United Kingdom. In the United States, Glass Container EBIT decreased from 1999 principally as a result of higher costs for energy and corrugated boxes, as well as lower shipments of certain food containers due to conversions of juice and iced tea bottles from glass to plastic containers. EBIT of the Plastics Packaging segment increased $0.7 million, or 1.0%, to $68.0 million compared to $67.3 million in 1999. Increased shipments of plastic containers for juices and closures for food and beverages were partially offset by lower shipments of health care and personal care containers. Eliminations and other retained costs improved $2.4 million from 1999 reflecting principally higher net financial services income.

The third quarter of 2000 includes pretax charges totaling $798.3 million ($513.1 million after tax and minority share owners' interests) for the following: (1) $550.0 million ($342.1 million aftertax) related to adjustment of the reserve for estimated future asbestos-related costs; (2) $122.4 million ($77.3 million after tax and minority share owners' interests) related to the consolidation of manufacturing capacity; (3) a net charge of $52.4 million ($32.6 million aftertax) related to early retirement incentives and special termination benefits for 350 United States salaried employees; (4) $40.0 million ($40.0 million aftertax) related to the impairment of property, plant and equipment at the Company's facilities in India; and (5) $33.5 million ($21.1 million after tax and minority share owners' interests) related principally to the write-off of software and related development costs.

FIRST NINE MONTHS 2000 COMPARED WITH FIRST NINE MONTHS 1999

For the first nine months of 2000, the Company recorded a net loss of $302.0 million compared to net earnings of $257.7 million for the first nine months of 1999. Excluding the effects of the 2000 and 1999 unusual items, the Company's first nine months of 2000 net earnings of $211.1 million decreased $37.0 million, or 14.9% from 1999 first nine months net earnings of $248.1 million. Consolidated EBIT, excluding unusual items, for the first nine months of 2000 was $696.0 million, a decrease of $16.3 million, or 2.3%, compared to the first nine months of 1999 EBIT, excluding unusual items, of $712.3 million. The decrease is attributable to lower EBIT for both the Glass Containers segment and the Plastics Packaging segment. Interest expense, net of interest income, increased $42.5 million from the 1999 period due principally to higher interest rates. Exclusive of unusual items, the Company's estimated effective tax rate for the first nine months of 2000 was 38.5%. This compares with an estimated rate of 37.9% for the first nine months of 1999 and the actual rate of 36.9% for the full year of 1999, excluding unusual items. The increase in the 2000 estimated rate is primarily the result of the non-recurrence of certain foreign tax credits which benefited 1999 results.

Capsule segment results (in millions of dollars) for the first nine months of 2000 and 1999 were as follows



----------------------------------------------------------------------------------------------------------------------
                                        Net sales
                                (Unaffiliated customers)                                         EBIT (a)
----------------------------------------------------------------------------------------------------------------------

                                          2000                  1999                     2000 (b)            1999
                                ---------------        --------------            -------------       -------------

Glass Containers                     $ 2,784.2             $ 2,817.8                   $274.7              $487.8 (c)
Plastics Packaging                     1,387.1               1,282.3                    204.8               233.4
Other                                     53.8                  56.2                     (0.1)                4.8
----------------------------------------------------------------------------------------------------------------------

Segment totals                         4,225.1               4,156.3                    479.4               726.0
   Eliminations and other
      retained costs                                                                   (581.7)                6.3
----------------------------------------------------------------------------------------------------------------------

Consolidated totals                  $ 4,225.1             $ 4,156.3                  $(102.3)             $732.3
======================================================================================================================



(a) EBIT consists of consolidated earnings before interest income, interest expense, provision for income taxes, and minority share owners' interests in earnings of subsidiaries.

(b) EBIT for 2000 includes charges totaling $798.3 million for the following: (1) $550.0 million related to adjustment of the reserve for estimated future asbestos-related costs; (2) $122.4 million related to the consolidation of manufacturing capacity; (3) a net charge of $52.4 million related to early retirement incentives and special termination benefits for 350 United States salaried employees; (4) $40.0 million related to the impairment of property, plant and equipment at the Company's facilities in India; and (5) $33.5 million related principally to the write-off of software and related development costs. These items were recorded in the third quarter of 2000. Such items are included as follows in consolidated EBIT for the nine months ended September 30, 2000:


        Glass Containers                                        $186.0
        Plastics Packaging                                        11.2
                                                                -------
          Total Product Segments                                 197.2
        Eliminations and other retained costs                    601.1
                                                                -------

          Consolidated Totals                                   $798.3
                                                                ======


(c) EBIT for 1999 includes: (1) gains totaling $40.8 million related to the sales of a U.S. glass container plant and a mold manufacturing business in Colombia, and (2) charges totaling $20.8 million related principally to restructuring costs and write-offs of certain assets in Europe and South America. These items were recorded in the second quarter of 1999.

Consolidated net sales for the first nine months of 2000 increased $68.8 million, or 1.7%, over the prior year. Net sales of the Glass Containers segment decreased $33.6 million from 1999. In the United States, the effect of increased shipments of containers for beer producers was partially offset by lower shipments of certain food containers. The combined U.S. dollar sales of the segment's foreign affiliates decreased from the prior year due to the strength of the U.S. dollar. Increased shipments from the Company's operations throughout most of Europe, South America, and the Asia Pacific region were more than offset by lower shipments from the Company's operations in the United Kingdom and the effects of a strong U.S. dollar. The effect of changing foreign currency exchange rates reduced U.S. dollar sales of the segment's foreign affiliates by approximately $150 million. Net sales of the Plastics Packaging segment increased $104.8 million, or 8.2%, over 1999, reflecting increased shipments of plastic containers for juices, closures for food and beverages, and the effects of higher resin costs on pass-through arrangements with customers, partially offset by lower shipments of household, health care, and personal care containers. The effects of higher resin costs increased sales by approximately $70 million compared to the first six months of 1999.

Excluding the effects of the 2000 and 1999 unusual items, segment EBIT for the first nine months of 2000 decreased $29.4 million, or 4.2%, to $676.6 million from the 1999 segment EBIT of $706.0 million. EBIT of the Glass Containers segment decreased $7.1 million, or 1.5%, to $460.7 million, compared to $467.8 million in 1999. The combined U.S. dollar EBIT of the segment's foreign affiliates decreased from prior year. Increased shipments from the Company's operations throughout most of Europe, South America, and the Asia Pacific region, and a gain from the restructuring of the ownership in two small joint ventures in South America were more than offset by the effects of a strong U.S. dollar, higher energy costs worldwide, and expenses associated with the scheduled rebuild of a glass melting furnace in Australia. In the United States, Glass Container EBIT increased from 1999 principally as a result of further improvements in cost structure. EBIT of the Plastics Packaging segment decreased $17.4 million, or 7.5%, to $216.0 million, compared to $233.4 million in 1999. Increased shipments of plastic containers for juices and closures for food and beverages were more than offset by lower shipments of household, health care, and personal care containers and costs incurred in connection with the start-up of new custom PET capacity, including a new plastic bottle plant. Eliminations and other retained costs improved $13.1 million from 1999 principally due to higher net financial services income.

The first nine months of 2000 includes pretax charges totaling $798.3 million ($513.1 million after tax and minority share owners' interests) for the following: (1) $550.0 million ($342.1 million aftertax) related to adjustment of the reserve for estimated future asbestos-related costs; (2) $122.4 million ($77.3 million after tax and minority share owners' interests) related to the consolidation of manufacturing capacity; (3) a net charge of $52.4 million ($32.6 million aftertax) related to early retirement incentives and special termination benefits for 350 United States salaried employees; (4) $40.0 million ($40.0 million aftertax) related to the impairment of property, plant and equipment at the Company's facilities in India; and (5) $33.5 million ($21.1 million after tax and minority share owners' interests) related principally to the write-off of software and related development costs.

The first nine months of 1999 include the following unusual items recorded in the second quarter: (1) gains totaling $40.8 million ($23.6 million after tax and minority share owners' interests) related to the sales of a U.S. glass container plant and a mold manufacturing business in Colombia, and (2) charges totaling $20.8 million ($14.0 million after tax and minority share owners' interests) related principally to restructuring costs and write-offs of certain assets in Europe and South America.

RESTRUCTURING AND CAPACITY REALIGNMENT PROGRAM

The third quarter of 2000 operating results include a pretax charge of $248.3 million, principally related to a restructuring and capacity realignment program. The restructuring and capacity realignment program, initiated in the third quarter of 2000, includes the consolidation of manufacturing capacity and a reduction of 350 employees in the U.S. salaried work force, or about 10%, principally as a result of early retirement incentives. Also included in the charge are a write-down of plant and equipment for the company's glass container affiliate in India and certain other asset write-offs, including $27.9 million for software which has been abandoned. Manufacturing capacity consolidations principally involve U.S. glass container facilities and reflect technology-driven improvements in productivity, conversions from some juice and similar products to plastic containers, Company and customer decisions regarding pricing and volume, and the further concentration of production in the most strategically-located facilities.

The Company expects the actions associated with the restructuring and capacity realignment program, including the orderly transition of production to other facilities, to be substantially completed by the first half of 2001. Cash expenditures associated with these actions, principally for severance, are expected to approximate $80 million, which does not include amounts funded from the Company's defined benefit pension plan. The majority of the cash expenditures related to these actions are expected to occur in the first quarter 2001, with the remainder occurring throughout the year 2001. The remaining $170 million consists of non-cash charges principally for asset write-offs and reduction of the asset associated with the Company's defined benefit pension plans. Upon completion of the restructuring activities, the Company expects to realize EBIT improvement of approximately $50 million on an annualized basis.

The Company is contemplating further restructuring activities, including consolidation of manufacturing facilities and sales of non-core businesses and assets. As a result, additional unusual items may be recorded in the fourth quarter of 2000 and throughout 2001.

ASBESTOS-RELATED CHARGE

The asbestos-related pretax charge of $550.0 million was established to cover estimated indemnity payments and legal fees arising from outstanding asbestos personal injury lawsuits and claims and asbestos personal injury lawsuits and claims filed in the next several years, during which period the Company expects to receive the majority of the future asbestos-related lawsuits and claims that could involve the Company. The estimate is based on a comprehensive review of the Company's asbestos-related assets and liabilities completed during the third quarter of 2000. The estimate includes consideration of the negative impact of recent bankruptcy filings, particularly the most recent filing by Owens Corning and Fibreboard Corporation on October 5, 2000. The estimate does not include the possibility of partial relief in the form of tax or other legislation that could result in funds to compensate asbestos claimants.

A former business unit of the Company produced a minor amount of specialized high-temperature insulation material containing asbestos from 1948 until 1958, when the business was sold to Owens Corning. In line with its limited involvement with an asbestos-containing product and its exit from that business over 42 years ago, the Company will continue to work aggressively to minimize the number of incoming cases and will continue to limit payments to only those impaired claimants who were exposed to the Company's products and whose claims have merit under applicable state law.

CAPITAL RESOURCES AND LIQUIDITY

The Company's total debt at September 30, 2000 was $5.87 billion, compared to $5.94 billion at December 31, 1999 and $5.75 billion at September 30, 1999.

At September 30, 2000, the Company had available credit totaling $4.5 billion under its agreement with a group of banks ("Bank Credit Agreement") expiring in December 2001, of which $621.7 million had not been utilized. At December 31, 1999, the Company had $565.3 million of credit which had not been utilized under the Bank Credit Agreement. Cash provided by operating activities was $286.4 million for the first nine months of 2000 compared to $335.7 million for the first nine months of 1999.

The Company anticipates that cash flow from its operations and from utilization of credit available through December 2001 under the Bank Credit Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations. The Company is contemplating sales of non-core businesses and assets, the completion of which will provide additional cash. The Company faces additional demands upon its liquidity for asbestos-related payments. Based on the Company's expectations regarding future payments for lawsuits and claims and its expectation of the collection of its insurance coverage for partial reimbursement for such lawsuits and claims, and also based on the Company's expected operating cash flow, the Company believes that the payment of any deferred amounts of previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits and claims associated with asbestos, will not have a material adverse effect upon the Company's liquidity on a short-term or long-term basis.

The Company's Board of Directors has authorized the management of the Company to repurchase up to 20 million shares of the Company's common stock. During the third quarter of 2000, the Company repurchased 235,700 shares for $3.0 million. Since July 1999, the Company has repurchased 10,937,000 shares for $237.9 million. The Company intends to purchase its common stock from time to time on the open market depending on market conditions and other factors. The Company believes that cash flows from its operations and from utilization of credit available under the Bank Credit Agreement will be sufficient to fund such repurchases in addition to the obligations mentioned in the previous paragraph.

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


FORWARD LOOKING STATEMENTS

This document may contain "forward looking" statements as defined in the Private Securities Litigation Reform Act of 1995. Forward looking statements reflect the Company's best assessment at the time, and thus involve uncertainty and risk. It is possible the Company's future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) foreign currency fluctuations relative to the U.S. dollar, (2) change in capital availability or cost, including interest rate fluctuations,
(3) the general political, economic and competitive conditions in markets and countries where the Company has operations, including competitive pricing pressures, inflation or deflation, and changes in tax rates, (4) consumer preferences for alternative forms of packaging, (5) fluctuations in raw material and labor costs, (6) availability of raw materials, (7) costs and availability of energy, (8) transportation costs, (9) consolidation among competitors and customers, (10) the ability of the Company to integrate operations of acquired businesses, (11) the performance by customers of their obligations under purchase agreements, and (12) the timing and occurrence of events, including events related to asbestos lawsuits and claims, which are beyond the control of the Company. It is not possible to foresee or identify all such factors. Any forward looking statements in this document are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. Forward looking statements are not a guarantee of future performance and actual results or developments may differ materially from expectations. While the Company continually reviews trends and uncertainties affecting the Company's results of operations and financial condition, the Company does not intend to update any particular forward looking statements contained in this document.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On or about November 2, 1999 and December 21, 1999, Michigan Department of Environmental Quality ("MDEQ") issued Letters of Violation to the Company's subsidiary Owens-Brockway Glass Container Inc. relating to its facility in Charlotte, Michigan alleging violations of Permit to Install No. 11-99, and Stipulation for Entry of Final Order by Consent AQD No. 12-1999. The Company and MDEQ have agreed to a settlement including a total penalty of $110,000. The settlement will be made available by MDEQ for public comment in the fourth quarter of 2000.

For further information on legal proceedings, see Note 7 to the Condensed Consolidated Financial Statements, "Contingencies," that is included in Part I of this Report, which is incorporated herein by reference.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

             (a)  Exhibits:

                  Exhibit 10.1 Third Amendment to Second Amended and Restated Stock Option Plan for Key Employees of Owens-Illinois, Inc.

                  Exhibit 12 Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

                  Exhibit 23        Consent of McCarter & English, LLP.

                  Exhibit 27        Financial Data Schedule.

             (b)  Reports on Form 8-K:

                  No reports on Form 8-K were filed by the Registrant during the third quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               OWENS-ILLINOIS, INC.


Date  November 14, 2000        By /s/ David G. Van Hooser
      -----------------           ---------------------------------------------
                                      David G. Van Hooser
                                      Senior Vice President and Chief Financial
                                      Officer (Principal Financial Officer)

                                INDEX TO EXHIBITS

EXHIBITS

10.1 Third Amendment to Second Amended and Restated Stock Option Plan for Key Employees of Owens-Illinois, Inc.

12 Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

23       Consent of McCarter & English, LLP

27       Financial Data Schedule