Form 10-K
period 2000-12-31
OWENS ILLINOIS INC /DE/
filed 2001-04-02
CIK 812074

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                            ------------------------
                                   FORM 10-K

       (MARK ONE)

       /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

       / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                              OWENS-ILLINOIS, INC.

             (Exact name of registrant as specified in its charter)

          DELAWARE                       1-9576                      22-2781933
(State of other jurisdiction          (Commission                  (IRS Employer
             of
      incorporation or                file number)              Identification No.)
        organization

         ONE SEAGATE, TOLEDO, OHIO                              43666
 (Address of principal executive offices)                    (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (419) 247-5000
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                      NAME OF EACH EXCHANGE ON
            TITLE OF EACH CLASS                           WHICH REGISTERED
            -------------------                       ------------------------
Common Stock, $.01 par value...............            New York Stock Exchange
Convertible Preferred Stock, $.01 par                  New York Stock Exchange
  value, $50 liquidation preference........

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value (based on the consolidated tape closing price on February 28, 2001) of the voting stock beneficially held by non-affiliates of Owens-Illinois, Inc. was approximately $826,165,000. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors and executive officers of the Company. Such interpretation is not intended to be, and should not be construed to be, an admission by Owens-Illinois, Inc. or such directors or executive officers of the Company that such directors and executive officers of the Company are "affiliates" of Owens-Illinois, Inc., as that term is defined under the Securities Act of 1934.

    The number of shares of Common Stock, $.01 par value of Owens-Illinois, Inc. outstanding as of February 28, 2001 was 144,954,443.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III Owens-Illinois, Inc. Proxy Statement for The Annual Meeting of Share Owners To Be Held Wednesday, May 9, 2001 ("Proxy Statement").

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I...........................................................................      1
  ITEM 1.            Business....................................................      1
  ITEM 2.            Properties..................................................      7
  ITEM 3.            Legal Proceedings...........................................     11
  ITEM 4.            Submission of Matters to a Vote of Security Holders.........     11
                     Executive Officers of the Registrant........................     11

PART II..........................................................................     14
  ITEM 5.            Market for Owens-Illinois, Inc.'s Common Stock and Related
                     Share Owner Matters.........................................     14
  ITEM 6.            Selected Financial Data.....................................     14
  ITEM 7.            Management's Discussion and Analysis of Financial Condition
                     and Results of Operations...................................     17
  ITEM 7.(A).        Qualitative and Quantitative Disclosures About Market
                     Risk........................................................     23
  ITEM 8.            Financial Statements and Supplementary Data.................     26
  ITEM 9.            Changes in and Disagreements with Accountants on Accounting
                     and Financial Disclosure....................................     55

PART III.........................................................................     56
  ITEM 10.           Directors and Executive Officers of the Registrant..........     56
  ITEM 11.           Executive Compensation and Certain Relationships and Related
                     Transactions................................................     56
  ITEM 12.           Security Ownership of Certain Beneficial Owners and
                     Management..................................................     56

PART IV..........................................................................     56
  ITEM 14.(A).       Exhibits and Financial Statement Schedules..................     56
  ITEM 14.(B).       Reports on Form 8-K.........................................     61

Signatures.......................................................................     62

Schedules........................................................................    S-1

Exhibits.........................................................................    E-1

                                     PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

    Owens-Illinois, Inc. (the "Company"), through its subsidiaries, is the successor to a business established in 1903. The Company is one of the world's leading manufacturers of packaging products. Approximately one of every two glass containers made worldwide is made by the Company, its affiliates or licensees. In addition to being the largest manufacturer of glass containers in the United States, North America, South America, Australia, New Zealand, and China, and one of the largest in Europe, the Company is a leading manufacturer in North America of plastic containers, plastic closures, plastic prescription containers, and multipack plastic carriers for beverage bottles. The Company also has plastics packaging operations in South America, Australia, Europe, and Asia. Since 1993, through acquisitions and investments strategic to its core businesses, the Company has expanded and furthered its market leadership position in the geographic areas in which it competes. During the years 1996 through 2000, the Company has invested more than $2.2 billion in capital expenditures (excluding acquisition expenditures) and more than $325 million in research, development and engineering to, among other things, increase capacity in key locations, commercialize its technology into new products, and improve productivity.

    In May 1999 the Company's Board of Directors authorized the management of the Company to repurchase up to 10 million shares of common stock and in February 2000 to repurchase up to an additional 10 million shares. As of December 31, 2000, Owens-Illinois had repurchased approximately 12.0 million shares. In January 2001, the company redeemed the remaining outstanding shares of exchangeable preferred stock that were issued in 1993. The redeemed exchangeable preferred shares were equivalent to 910,697 shares of the company's common stock. The Company intends to purchase its common stock from time to time on the open market depending on market conditions and other factors.

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

FINANCIAL INFORMATION ABOUT PRODUCT SEGMENTS

    Information as to sales, earnings before interest income, interest expense, provision for income taxes, minority share owners' interests in earnings of subsidiaries, and extraordinary charges ("EBIT"), and total assets by product segment is included on pages 50 - 53.

NARRATIVE DESCRIPTION OF BUSINESS

    The Company has two product segments: (1) Glass Containers and (2) Plastics Packaging. Below is a description of these segments and information to the extent material to understanding the Company's business taken as a whole.

PRODUCTS AND SERVICES, CUSTOMERS, MARKETS AND COMPETITIVE CONDITIONS, AND
  METHODS OF DISTRIBUTION

    GLASS CONTAINERS PRODUCT SEGMENT

    The Company is a leading manufacturer of glass containers throughout the world. In addition to being the largest maker of glass containers in the United States, North America, South America, Australia, New Zealand, and China, the Company is also a leading manufacturer of glass packaging in Europe. Worldwide glass container sales represented 64%, 66%, and 68% of the Company's consolidated net sales for the years ended December 31, 2000, 1999, and 1998, respectively. The Company believes that its internally-designed glass forming machines are significantly more efficient and productive than those used by its competitors, making it the low-cost manufacturer and a recognized technological leader in the industry.

    The Company currently has technical assistance agreements with 19 different companies in 19 countries. These agreements, which cover areas ranging from manufacturing and engineering assistance to support in functions such as marketing, sales, and administration, allow the Company to participate in the worldwide growth of the glass container industry. The Company believes these associations and its technical expertise will afford it opportunities to participate in the glass business in regions of the world where the Company does not have a presence, and expand in regions where the Company currently has operations.

    PRODUCTS AND SERVICES. Glass containers are produced in a wide range of sizes, shapes and colors for beer, food, tea, juice, soft drinks, liquor, wine, wine coolers and pharmaceuticals. The Company has been a leader in product innovation and is active with new product development.

    The Company's product development efforts in glass containers are aimed to provide custom designed and value-added packaging systems to customers and consumers. Product lines designed to complement glass containers include product extensions related to single service packages for teas, juices and soft drinks and innovative secondary packaging systems such as closures, carriers and labeled containers.

    CUSTOMERS. Beer, food (which includes juice and teas), liquor (i.e. distilled spirits) and wine producers comprise the majority of industry demand for U.S. glass containers. In addition to the previously mentioned producers, international glass container customers include soft drink bottlers. In the regions where the Company has operations, it has leading positions within these industry end uses. The Company believes its position gives it the ability to sustain market share and take advantage of new opportunities and areas of growth for all customers within these industries.

    Most glass production is sold to customers under supply agreements, which specify estimated quantities to be shipped as a percentage of the customers' total annual shipment requirements. Containers are typically scheduled for production in response to customers' orders for their quarterly requirements.

    MARKETS AND COMPETITIVE CONDITIONS. The Company has glass container operations located in 19 countries. The principal markets for the Company's glass products are in North America, Europe, Australia, and South America. The Company has the leading market share of the glass segment of United States beer and food (including juice and teas) packaging. Internationally, the Company is the leading producer of glass containers in most of the geographic markets in which it is located.

    The principal competitors producing glass containers within the U.S. market are Ball-Foster Glass Container Co., L.L.C., a wholly-owned subsidiary of Paris-based Saint-Gobain ("Ball-Foster"), and Anchor Glass Container Corporation, a wholly-owned subsidiary of Canadian-based Consumers
Packaging, Inc. The principal competitor producing glass containers outside the U.S. market is Saint-Gobain. As well as competing with other large, well-established manufacturers in the glass container segment, the Company's glass products compete with other forms of rigid packaging, principally aluminum cans and plastic bottles, on the basis of quality, service, and price. The principal competitors producing metal containers are Rexam PLC, Ball Corporation, Crown Cork & Seal Company, Inc., and Silgan Holdings Inc. In the metal container market, no one competitor is dominant. The principal competitors supplying plastic containers are Consolidated Container Company LLC, (a subsidiary of Consolidated Container Holdings formed to own all of the plastics packaging assets of Reid Plastics and substantially all of the U.S. plastic packaging assets of Suiza Foods, which consist of Franklin Plastics and Plastic Containers), Graham Packaging Co., Plastipak Packaging, Inc., and Silgan Corporation. In the plastic containers market, no one competitor is dominant.

    METHODS OF DISTRIBUTION. Due to the significance of transportation costs and the importance of timely delivery, manufacturing facilities are generally located close to customers. Most of the Company's glass container products are shipped by common carrier to customers within a 250-mile radius of a given production site. In addition, the international glass operations export some products to customers beyond their national boundaries, which may include transportation by rail and ocean delivery in combination with common carriers. The Company also operates several machine and mold shops, which manufacture high-productivity glass-forming machines, molds, and related equipment.

    DOMESTIC GLASS OPERATIONS. The Company has an approximate 46% share of the glass container category of the U.S. rigid packaging market. Domestically, the Company operates 18 glass container manufacturing facilities and two machine shops which manufacture high-productivity glass-forming machines and equipment. Marketing under the trade name Owens-Brockway, the Company believes that its 2000 U.S. glass container sales were significantly higher than the sales of its nearest U.S. glass container competitor, Ball-Foster.

    Unit shipments in the U.S. to brewers and food producers, including producers of juice and teas, approximated 90% of the Company's total U.S. glass container unit shipments for 2000, 1999, and 1998.

    During 2000, total glass container industry shipments within the United States rigid packaging market were slightly below 1999 shipment levels. The Company's share of the United States glass container market remained relatively stable during this time. Overall, the Company expects glass containers' share of the United States rigid packaging market to decline compared to 2000 levels and that the Company will maintain its share of the glass container segment due to new market opportunities such as microbrew beers, excellent cost control and proprietary technology.

    The glass container industry in the United States continues to recycle used glass containers into new glass containers. In addition, recycling content legislation which has been enacted in California requires that thirty-five percent of recycled glass be included in the production of new glass containers. The Company is an important part of the recycling effort and continues to melt substantial recycled glass tonnage in all of its glass furnaces. The infrastructure for recycling glass also supplies recycled glass containers to producers other than those in the glass container industry for use in the manufacture of secondary products (i.e. fiberglass and roadway material manufacturers). Glass recycling saves energy, reduces costs as well as consumption of raw materials, and diverts billions of bottles and jars annually from landfills. The Company has no technological barriers to using all of the recycled glass it can reasonably expect to obtain from public/private collection programs as long as such glass meets incoming material quality standards.

    INTERNATIONAL GLASS OPERATIONS. The Company has added to its international operations by acquiring glass container companies with leading positions in growing or established markets, increasing capacity at selected foreign affiliates, and maintaining the global network of glass container companies that license the Company's technology. The Company has significant ownership positions in 23 companies located in 18 foreign countries and Puerto Rico. Most of the Company's international glass affiliates are the leading container manufacturers in their respective countries, producing a full line of containers for the soft drink, beer, wine, liquor, food, drug and chemical industries. Some of these companies also produce molds, mold parts, sand and feldspar, limestone, machines and machine parts, glass insulators, rolled glass, sheet glass and glass tableware. The Company's principal international glass affiliates are located in Europe, Australia, and South America.

    Although unusually severe economic and market conditions in South America and Europe have adversely affected the Company's 2000 and 1999 operating results, unit shipments of glass containers in countries outside of the United States have grown substantially from levels of the early 1990's. In many regions, international glass operations have benefited from increased consumer spending power, increased privatization of industry, a favorable climate for foreign investment, lowering of trade barriers, and global expansion programs by major customers. In many developing countries glass has a significant cost advantage over plastic and metal containers. Technologies which have produced productivity improvements in the Company's United States Glass Container operations are also being applied to the operations of foreign affiliates. The Company is continuing to pursue additional strategic alliances with international partners whose markets are growing and whose manufacturing operations can be enhanced by the Company's state-of-the-art technology and equipment, which enables such operations to improve quality, increase productivity, reduce bottle weights, and decrease energy consumption. Revenues generated in countries where the Company does not have a direct ownership position may also provide a benefit to the Company in the form of royalties tied to sales volume of the Company's licensees.

    The Company's significant ownership positions in international glass affiliates are summarized below:

COMPANY/COUNTRY                                               OWNERSHIP
---------------                                               ---------
ACI Glass Packaging, Australia..............................    100.0%
Avirunion, a.s., Czech Republic.............................    100.0
Karhulan Lasi Oy, Finland...................................    100.0
United Hungarian Glass Containers, Kft., Hungary............    100.0
Owens-Brockway (India) Limited, India.......................    100.0
AVIR S.p.A., Italy..........................................    100.0
ACI New Zealand Glass Manufacturers, New Zealand............    100.0
Vidrieria Rovira, S.A., Spain...............................    100.0
United Glass Ltd., United Kingodm...........................    100.0
Manufacturera de Vidrios Planos, C.A., Venezuela............    100.0
A/S Jarvakandi Klaas, Estonia...............................     99.9
Huta Szkla Jaroslaw S.A., Poland............................     99.2
Vidrios Industriales, S.A., Peru............................     96.0
Owens-Illinois de Puerto Rico, Puerto Rico..................     80.0
Huta Szkla Antoninek Sp.zo.o, Poland........................     80.0
Companhia industrial Sao Paulo e Rio, Brazil................     79.4
Owens-Illinois de Venezuela, C.A., Venezuela................     74.0
ACI Guangdong Glass Company Ltd., China.....................     70.0
ACI Shanghai Glass Company Ltd., China......................     70.0
Wuhan Owens Glass Container Company Ltd., China.............     70.0
Cristaleria del Ecuador, S.A., Ecuador......................     69.0
Cristaleria Peldar, S. A., Colombia.........................     58.4
PT Kangar Consolidated Industries, Indonesia................     50.2

    PLASTICS PACKAGING PRODUCT SEGMENT

    The Company is a leading plastic container manufacturer in North America, with operations also located in South America, Australia, Europe, and Asia. The Company is the market leader in most plastic segments in which it competes. Plastic container sales represented 22%, 20%, and 18%, and of the Company's consolidated net sales for the years ended December 31, 2000, 1999, and 1998, respectively. The Company's Plastics Packaging segment is comprised of three business units.

    PLASTIC CONTAINERS. This unit, with 48 factories, manufactures rigid, semi-rigid, flexible and multi-layer plastic containers for a wide variety of uses, including household products, personal care products, health care products, chemicals and automotive products and food. This unit includes the CPT operations, which produces mono and multi-material PET containers for a number of applications that require special processing to ensure heat resistance for food and beverage containers that are filled at high temperatures, and to enhance barrier protection in order to increase shelf life.

    CLOSURE AND SPECIALTY PRODUCTS. This unit, with 17 manufacturing facilities, develops and produces closures and closure systems which incorporate functional features such as tamper evidence, child resistance and dispensing. In addition, this unit's diverse product line includes trigger sprayers, finger pumps, and lotion pumps, as well as finger pumps for the fragrance and cosmetic industry. In the United States, the Company has a sole license for Alcoa's technology for compression molded, tamper evident, thermoplastic closures. This unit also manufactures custom injection molded products, such as deodorant canisters and toothpaste dispensers as well as the proprietary Contour-Pak-Registered Trademark- plastic carrier line for bottles. This carrier line is predominantly used as six-pack and four-pack carriers for iced teas and other fruit drinks.

    PRESCRIPTION PRODUCTS. The Company's Prescription Products unit manufactures prescription containers. These products are sold primarily to drug wholesalers, major drug chains, mail order pharmacy and the government. Containers for prescriptions include plastic and glass ovals, vials, ointment jars, dropper bottles and automation friendly RX bottles and closures. The only other major producer in the plastic containers segment of prescription drug packaging is Kerr Group, Inc.

    MARKETS. Major markets for these units include the household products, personal care products, health care products, and food and beverage industries.

    The plastic segment of the rigid packaging market is competitive and fragmented due to generally available technology, low costs of entry and customer emphasis on low package cost. A large number of competitors exists on both a national and regional basis. The Company competes by emphasizing total package supply (i.e. bottle and closure system), diversified market positions, proprietary technology and products, new package development, and packaging innovation. The market for closures is divided into various categories in which several suppliers compete for business on the basis of price and product design.

    The Company's strategy has been to compete in the segments of the plastic packaging market where customers seek to use distinctive packaging to differentiate their products among a growing array of choices offered to consumers. The Company believes it is a leader in technology and development of custom products and has a leading market position for such products. The Company believes its plastic container and closure businesses have a competitive advantage as a result of one of the shortest new product development cycles in the industry, enabling the Company to provide superior service in the service-sensitive custom plastic container market. The Company's product innovations in plastic containers and closures include in-mold labeling for custom molded bottles, multilayer structured bottles containing post consumer recycled resin, Flex-Band-Registered Trademark- and
PlasTop-Registered Trademark- tamper-evident closures, Clic
Loc-Registered Trademark-, Argus-Loc-Registered Trademark-, and Ultra-Loc-Registered Trademark- child-resistant closures, and
1-Clic-Registered Trademark- vial system which can be used in either child-resistant or non-child-resistant modes. Recycling content legislation, which has been enacted in several states, requires that a certain specified minimum percentage of recycled plastic be included in certain new plastic containers. The Company has met such legislated standards in part due to its material and multilayer process technology.

    The Company's Plastics Packaging segment currently has technical assistance agreements or cross-licenses with 37 companies in 20 countries. These agreements, which cover areas ranging from manufacturing and engineering assistance to support in functions such as marketing, sales, and administration, allow the Company to participate in the worldwide growth of the plastic packaging industry.

    ADDITIONAL INFORMATION

    NEW PRODUCTS. New products and numerous refinements of existing products are developed and introduced in each segment every year. No single new product or refinement, or group of new products and refinements, have been recently introduced or are scheduled for introduction which required the investment of a material amount of the Company's assets or which otherwise would be considered material.

    SOURCES AND AVAILABILITY OF RAW MATERIALS. All of the raw materials the Company uses have historically been available in adequate supply from multiple sources. However, for certain raw materials, there may be temporary shortages due to weather or other factors, including disruptions in supply caused by raw material transportation or production delays; such shortages are not expected to have a material effect on the Company's operations.

    PATENTS AND LICENSES. The Company has a large number of patents which relate to a wide variety of products and processes, has pending a substantial number of patent applications, and is licensed under several patents of others. While in the aggregate its patents are of material importance to its business, the Company does not consider that any patent or group of patents relating to a particular product or process is of material importance when judged from the standpoint of any segment or its business as a whole.

    SEASONALITY. Sales of particular products of the Glass Containers and Plastics Group business segments such as beer and certain food containers are seasonal. Shipments in the United States and Europe are typically greater in the second and third quarters of the year, while shipments in Latin America and the Asia Pacific region are typically greater in the first and fourth quarters of the year.

    WORKING CAPITAL. In general, the working capital practices followed by the Company are typical of the businesses in which it operates. During the first and second quarters of the year the accumulation of inventories of certain products in advance of expected shipments reflects the seasonal nature of those businesses and may require periodic borrowings.

    CUSTOMERS. Major customers exist for each of the Company's industry segments, and in each industry segment the loss of a few of these customers might have a material adverse effect on the segment. Major customers of the Company include such companies as Anheuser-Busch Companies, Inc., Philip Morris Companies Inc., Pepsico, The Procter & Gamble Company, Unilever, N.V. and other leading companies which manufacture and market a variety of consumer products.

    RESEARCH AND DEVELOPMENT. Research and development constitutes an important part of the Company's activities. Research and development expenditures were $46.7 million, $37.5 million, and $36.4 million for 2000, 1999, and 1998, respectively. Operating engineering expenditures were $31.3 million, $42.2 million, and $34.8 million for 2000,1999, and 1998, respectively. In addition to new product development, substantial portions of the technical effort are devoted to increased process control, automatic inspection, and automation. No material amount of money was spent on customer-sponsored research activities during 2000, 1999, or 1998.

    ENVIRONMENT. The Company's operations, in common with those of the industry generally, are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Capital expenditures for property, plant, and equipment for environmental control activities were not material during 2000.

    A number of states have enacted, or are considering, legislation to promote curbside recycling and recycled content legislation as alternatives to mandatory deposit laws. Although such legislation is not uniformly developed, the Company believes that states will continue to enact and develop curbside recycling and recycling content legislation.

    Sales of non-refillable glass beverage bottles and other convenience packages are affected by mandatory deposit laws and other types of restrictive legislation. As of January 1, 2001, there are nine states with mandatory deposit laws in effect.

    Plastic containers have also been the subject of legislation in various states. The Company utilizes recycled plastic resin in its manufacturing processes. During 2000 and 1999, many plastic containers for products other than food, drugs, and cosmetics contained 25% post consumer resin. The Company believes it is an industry leader in such technology.

    Although the Company is unable to predict what legislation or regulations may be adopted in the future with respect to environmental protection and waste disposal, compliance with existing legislation and regulations has not had, and is not expected to have, a material adverse effect on its capital expenditures, results of operations, or competitive position.

    NUMBER OF EMPLOYEES. The Company's operations employed approximately 34,400 persons at December 31, 2000. A majority of these employees are hourly workers covered by collective bargaining agreements, the principal one of which was renewed early in 1999 for three years. The Company considers its employee relations to be good. The Company has not had any material labor disputes in the last five years, and does not anticipate any material work stoppages in the near term.

    FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES. Information as to net sales, EBIT, and assets of the Company's product and geographic segments is included on pages 50 - 53. Export sales, in the aggregate or by geographic area, were not material for the years 2000, 1999, or 1998.

ITEM 2. PROPERTIES

    The principal manufacturing facilities and other material important physical properties of the continuing operations of the Company at December 31, 2000 are listed below and grouped by product segment. All properties shown are owned in fee except where otherwise noted.

GLASS CONTAINERS
  NORTH AMERICAN OPERATIONS
      United States
        Glass Container Plants
          Atlanta, GA                   Oakland, CA
          Auburn, NY                    Portland, OR
          Charlotte, MI                 Streator, IL
          Clarion, PA                   Toano, VA
          Crenshaw, PA                  Tracy, CA
          Danville, VA                  Volney, NY (3)
          Hayward, CA                   Waco, TX
          Lapel, IN                     Winston-Salem, NC
          Los Angeles, CA               Zanesville, OH
          Muskogee, OK
        Machine Shops
          Brockway, PA                  Godfrey, IL
      Puerto Rico
        Glass Container Plant
          Vega Alta

    ASIA PACIFIC OPERATIONS
      Australia
        Glass Container Plants
          Adelaide                      Perth
          Brisbane                      Sydney
          Melbourne
        Mold Shop
          Melbourne
        Raw Materials Plants (4)
          Beachworth                    Lang Lang
          Caroline                      Port Parham
          Dandenong                     Port Stephens
          Glenshera                     North Stradbroke Island
          Tantanoola
      China
        Glass Container Plants
          Guangzhou                     Wuhan
          Shanghai
        Mold Shop
          Tianjin
      India
        Glass Container Plants
          Pondicherry                   Rishikesh
          Pune
      Indonesia
        Glass Container Plant
          Jakarta
      New Zealand
        Glass Container Plant
          Auckland
    EUROPEAN OPERATIONS
      Czech Republic
        Glass Container Plants
          Sokolov                       Teplice
      Estonia
        Glass Container Plant
          Jarvakandi
      Finland
        Glass Container Plant
          Karhula
      Hungary
        Glass Container Plant
          Oroshaza
      Italy
        Glass Container Plants
          Asti                          Pordenone
          Bari (2 plants)               Rome
          Bologna                       Terni
          Milan (2 plants)              Trento (2 plants)
          Napoli                        Treviso
        Mold Shop
          Napoli
      Poland
        Glass Container Plants
          Jaroslaw                      Poznan
      Spain
        Glass Container Plant
          Barcelona
      United Kingdom
        Glass Container Plants
          Alloa                         Harlow
        Sand Plant
          Devilla

    SOUTH AMERICAN OPERATIONS
      Brazil
        Glass Container Plants
          Rio de Janeiro                Sao Paulo
        Machine Shop
          Manaus
      Colombia
        Glass Container Plants
          Envigado                      Zipaquira
          Soacha
        Tableware Plant
          Buga
        Machine Shop
          Cali
      Ecuador
        Glass Container Plant
          Guayaquil
      Peru
        Glass Container Plants
          Callao                        Surquillo
      Venezuela
        Glass Container Plants
          La Victoria                   Valera
          Valencia
PLASTICS PACKAGING
    NORTH AMERICAN OPERATIONS
      HDPE (High Density Polyethylene)
        and
        PET (Polyethylene
        Terephthalate)
        Container Plants
        United States
          Atlanta, GA                   Kansas City, MO (2)
          Baltimore, MD                 Kissimmee, FL
          Bedford, NH                   La Mirada, CA (2)
          Belvidere, NJ                 Modesto, CA
          Cartersville, GA              Nashua, NH
          Chicago, IL                   Newburyport, MA
          Cincinnati, OH                Rockwall, TX
          Edison, NJ                    Rocky Mount, NC
          Findlay, OH                   Rossville, GA (2)
          Florence, KY (2 plants)       St. Louis, MO (2)
          Fremont, OH                   Sullivan, IN
          Greenville, SC                Tolleson, AZ
          Harrisonburg, VA              Vandalia, IL
          Hazleton, PA                  Washington, NJ (2)
          Henderson, NV
        Mexico
          Mexico City
          Pachuca
      Closure and Specialty Products
        Plants
        United States
          Bridgeport, CT                Erie, PA
          Brookville, PA                Franklin, IN
          Constantine, MI               Hamlet, NC
          El Paso, TX (2)               Maumee, OH (2)
        Puerto Rico
          Las Piedras
      Prescription Products Plant
        United States
          Berlin, OH (1)

    ASIA PACIFIC OPERATIONS
      Plastic Container Plants
        Australia
          Adelaide                      Perth
          Brisbane                      Sydney (2 plants)
          Berri                         Wadonga
          Melbourne (2 plants)
        New Zealand
          Auckland                      Christchurch
      Closure Plants
        Australia
          Brisbane (2 plants)           Perth
          Drouin                        Sydney
          Melbourne (3 plants)
    EUROPEAN OPERATIONS
      Plastic Container Plants
        Finland
          Ryttyla
        Hungary
          Gyor
        Netherlands
          Etten-Leur
        United Kingdom
          Chalgrove
    SOUTH AMERICAN OPERATIONS
      Plastic Container Plants
        Brazil
          Sorocaba
        Venezuela
          Valencia
OTHER
    Label and Carrier Products Plant
      Bardstown, KY (4)
CORPORATE FACILITIES
    World Headquarters Building
    Toledo, OH (2)
    Levis Development Park
    Perrysburg, OH

------------------------

(1) This facility is financed in whole or in part under tax-exempt financing agreements.

(2) This facility is leased in whole or in part.

(3) Subsequent to December 31, 2000, this facility will be shut down.

(4) Subsequent to December 31, 2000, these facilities were sold.

    The Company believes that its facilities are well maintained and currently adequate for its planned production requirements over the next three to five years.

ITEM 3. LEGAL PROCEEDINGS

    See the section entitled "Contingencies" on pages 48 - 50.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2000.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

NAME AND AGE                                                         POSITION
------------                                                         --------
Joseph H. Lemieux (70).......................  Chairman since 1991; Chief Executive Officer since
                                               1990; President and Chief Operating Officer,
                                               1986-1990; Director since 1984. Member of Class III
                                               of the Board of Directors of the Company, with a term
                                               expiring in 2003.

R. Scott Trumbull (52).......................  Executive Vice President, International Operations
                                               since 1993; Executive Vice President, Corporate
                                               Development since 1998; Vice President and Director
                                               of Corporate Planning, 1992-1993; Vice President and
                                               General Manager of Plastics and Closure Operations,
                                               1986-1992.

Terry L. Wilkison (59).......................  Executive Vice President, Plastics Group General
                                               Manager since 2000; Executive Vice President, Latin
                                               American Operations, 1998-2000; Executive Vice
                                               President 1993-1997; Executive Vice President,
                                               Domestic Packaging Operations, 1993-1996; Vice
                                               President and General Manager of Plastics, Closures,
                                               and Prescription Products, 1992-1993; Vice President
                                               and General Manager of Specialty Glass Operations,
                                               1987-1992.

Thomas L. Young (57).........................  Executive Vice President, Administration and General
                                               Counsel since 1993; Secretary, 1990-1998; Vice
                                               President, General Counsel, General Manager --
                                               Operations Administration, 1992-1993; Vice President
                                               and General Counsel, 1990-1992; Member of Class I of
                                               the Board of Directors of the Company, with a term
                                               expiring in 2001.

David G. Van Hooser (54).....................  Senior Vice President and Chief Financial Officer
                                               since 1998; Senior Vice President and Director of
                                               Corporate Strategy, 1996-1998; Vice President and
                                               General Manager of Plastic Components Operations,
                                               1994-1996; Vice President, Treasurer and Controller,
                                               1990-1994; Vice President and Treasurer, 1988-1990.

John Bachey (52).............................  Vice President since 1997; Vice President of Glass
                                               Container Sales and Marketing since 2000; General
                                               Manager, European and Latin American Plastics
                                               Operations, 1999-2000; General Manager, Europe and
                                               Latin America, Continental PET Technologies,
                                               1998-1999; Vice President of Glass Container Sales
                                               and Marketing, 1996-1997; Vice President and General
                                               Manager, West Coast, 1993-1996.

NAME AND AGE                                                         POSITION
------------                                                         --------
James W. Baehren (50)........................  Corporate Secretary since 1998; Associate General
                                               Counsel since 1996; Assistant General Counsel,
                                               1992-1996.

Joseph V. Conda (59).........................  Vice President since 1998; Vice President and General
                                               Manager of Prescription Products since 2000; Vice
                                               President of Glass Container Sales and Marketing,
                                               1997-2000; Vice President and General Manager of
                                               Prescription Products, 1996-1997.

Thomas E. Coyle (50).........................  Vice President since 1999; Vice President and
                                               Director of Marketing and Business Development for
                                               Plastic Containers since 2000; Vice President and
                                               General Manager of Prescription Products, 1997-2000;
                                               Vice President of Plastic Containers Operations,
                                               1991-1997.

L. Richard Crawford (39).....................  Vice President since 2000; Manufacturing Manager of
                                               Domestic Glass Container since 2000; Vice President
                                               of Domestic Glass Container and Area Manufacturing
                                               Manager, West Coast, 1997-2000; Domestic Glass
                                               Container Area Manufacturing Manager, 1994-1997.

Jeffrey A. Denker (53).......................  Treasurer since 1998; Assistant Treasurer, 1988-1998;
                                               Director of International Finance, 1987-1998.

Larry A. Griffith (55).......................  Vice President since 1990; Vice President and General
                                               Manager of Closure and Specialty Products since 1998;
                                               Vice President of International Operations,
                                               1997-1998; Vice President and Chief Information
                                               Officer, 1996-1998; General Manager of Plastic
                                               Components Operations, 1996-1997; General Manager of
                                               Kimble, 1992-1995; Vice President of Corporate Staff
                                               and Director of Corporate Planning, 1988-1990.

W. Bruce Larsen (47).........................  Vice President since 1997; Vice President and General
                                               Manager of Plastic Containers since 1999; Vice
                                               President and Director of Operations, Plastic
                                               Containers 1998-1999; Vice President and Director of
                                               Manufacturing, Plastic Containers, 1993-1998.

Gerald J. Lemieux (43).......................  Vice President since 1997; Vice President and General
                                               Manager of Domestic Glass Container since 1997; Vice
                                               President, Domestic Glass Container Finance and
                                               Administration, 1992-1997.

                     Mr. Gerald J. Lemieux is the son of Mr. Joseph H. Lemieux

Michael D. McDaniel (52).....................  Vice President since 1992; Vice President and General
                                               Manager of Continental PET Technologies since 1998;
                                               Vice President and General Manager of Closure and
                                               Specialty Products, 1991-1998; Vice President and
                                               Director of Manufacturing and Engineering of Closure
                                               Operations, 1990-1991; Vice President and
                                               Manufacturing Manager of Closure Operations,
                                               1985-1990.

Philip McWeeny (61)..........................  Vice President and General Counsel -- Corporate since
                                               1988.

NAME AND AGE                                                         POSITION
------------                                                         --------
Gilberto Restrepo (60).......................  Vice President since 2000; General Manager of Latin
                                               American Glass Container Operations since 2000; Vice
                                               President of International Operations and General
                                               Manager, Western Region--Latin America, 1997-2000;
                                               President of Cristaleria Peldar, S.A., since 1982.

Peter J. Robinson (57).......................  Vice President since 1999; General Manager of Asia
                                               Pacific Operations since 1998; Chief Executive of ACI
                                               Packaging Group, 1988-1998.

Robert A. Smith (59).........................  Vice President since 1993; Vice President and
                                               Technical Director since 1998; Vice President of
                                               International Operations, 1997-1998; Vice President
                                               of Glass Container Manufacturing, 1993-1997; Vice
                                               President and General Manager, West Coast, 1990-1993;
                                               Vice President and Area Manufacturing Manager,
                                               1986-1990.

Franco Todisco (57)..........................  Vice President since 1999; General Manager of
                                               Southern and Central Europe Operations since 1999;
                                               President of Avir S.p.A., 1994-1999; Vice President
                                               of Avir S.p.A., 1977-1994.

Edward C. White (53).........................  Controller since 1999. Vice President and Director of
                                               Finance, Planning, and Administration --
                                               International Operations, 1997-1999; Financial
                                               Director of the Company's affiliates in Finland and
                                               Poland, 1996-1997; President, Coe Press Equipment
                                               Company, 1995-1996

                                    PART II

ITEM 5. MARKET FOR OWENS-ILLINOIS, INC.'S COMMON STOCK AND RELATED SHARE OWNER MATTERS

    The price range for the Company's Common Stock on the New York Stock Exchange, as reported by National Association of Securities Dealers, was as follows:

                                                              2000                       1999
                                                    ------------------------   -------------------------
                                                       HIGH          LOW          HIGH           LOW
                                                    ----------   -----------   -----------   -----------
First Quarter.....................................  24 7/8       13 1/4        32 3/4        22
Second Quarter....................................  17 3/4       11 1/16       33 7/16       23 5/8
Third Quarter.....................................  14 3/8       9             32 3/16       19 7/16
Fourth Quarter....................................  9 7/8        2 1/2         25 7/16       19 5/16

    The number of share owners of record on January 31, 2001 was 1,279. Approximately 75 percent of the outstanding shares were registered in the name of Depository Trust Company, or CEDE, which held such shares on behalf of 242 brokerage firms, banks, and other financial institutions. The shares attributed to these financial institutions, in turn, represented the interests of more than 25,000 unidentified beneficial owners. No dividends have been declared or paid since the Company's initial public offering in December 1991. For restrictions on payment of dividends on Common Stock, see the fourth paragraph of the section entitled "Long-Term Debt" on page 37.

ITEM 6. SELECTED FINANCIAL DATA

    The selected consolidated financial data presented below relates to each of the five years in the period ended December 31, 2000. Such data was derived from the Consolidated Financial Statements, of which the most recent three years are included elsewhere in this document and were audited by Ernst & Young LLP, independent auditors, whose report with respect to the financial statements appears elsewhere in this document. See Consolidated Financial Statements--Statement of Significant Accounting Policies and Financial Review.

                                                             Years Ended December 31,
                                               ----------------------------------------------------
                                                 2000       1999     1998(a)    1997(b)      1996
                                               --------   --------   --------   --------   --------
                                                           (Dollar amounts in millions)
Consolidated operating results:
Net sales....................................  $5,552.1   $5,522.9   $5,306.3   $4,658.5   $3,845.7
Other revenue(c).............................     262.7      263.8      193.0      169.9      130.5
                                               --------   --------   --------   --------   --------
                                                5,814.8    5,786.7    5,499.3    4,828.4    3,976.2
Costs and expenses:
Manufacturing, shipping and delivery.........   4,359.1    4,296.4    4,075.6    3,666.4    3,025.6
Research, engineering, selling,
  administrative and other(d)................   1,360.6      566.6      834.7      407.0      323.9
                                               --------   --------   --------   --------   --------
Earnings before interest expense and items
  below......................................      95.1      923.7      589.0      755.0      626.7
Interest expense.............................     486.7      425.9      380.0      302.7      302.6
                                               --------   --------   --------   --------   --------
Earnings (loss) before items below...........    (391.6)     497.8      209.0      452.3      324.1
Provision (credit) for income taxes(e).......    (143.9)     185.5       66.7      148.5      104.9
Minority share owners' interests in earnings
  of subsidiaries............................      22.0       13.2       20.2       31.4       28.1
                                               --------   --------   --------   --------   --------
Earnings (loss) before extraordinary items...    (269.7)     299.1      122.1      272.4      191.1
Extraordinary charges from early
  extinguishment of debt, net of applicable
  income taxes...............................                 (0.8)     (14.1)    (104.5)
                                               --------   --------   --------   --------   --------
Net earnings (loss)..........................  $ (269.7)  $  298.3   $  108.0   $  167.9   $  191.1
                                               ========   ========   ========   ========   ========

                                                          Years ended December 31,
                                            ----------------------------------------------------
                                              2000       1999     1998(a)    1997(b)      1996
                                            --------   --------   --------   --------   --------
                                            (Dollar amounts in millions, except per share data)
Basic earnings (loss) per share of common
  stock:
Earnings (loss) before extraordinary
  items...................................  $  (2.00)  $   1.80   $   0.71   $   2.03   $   1.58
Extraordinary charges.....................                (0.01)     (0.09)     (0.78)
                                            --------   --------   --------   --------   --------
Net earnings (loss).......................  $  (2.00)  $   1.79   $   0.62   $   1.25   $   1.58
                                            ========   ========   ========   ========   ========
Weighted average shares outstanding (in
  thousands)..............................   145,983    153,804    149,970    133,597    120,276
                                            ========   ========   ========   ========   ========
Diluted earnings (loss) per share of
  common stock:
Earnings (loss) before extraordinary
  items...................................  $  (2.00)  $   1.79   $   0.71   $   2.01   $   1.55
Extraordinary charges.....................                (0.01)     (0.09)     (0.77)
Net earnings (loss).......................  $  (2.00)  $   1.78   $   0.62   $   1.24   $   1.55
                                            ========   ========   ========   ========   ========
Diluted average shares (in thousands).....   145,983    155,209    150,944    135,676    123,567
                                            ========   ========   ========   ========   ========

    For the year ended December 31, 2000, diluted earnings per share of common stock are equal to basic earnings per share of common stock due to the net loss. The Company's convertible preferred stock was not included in the computation of 1999 and 1998 diluted earnings per share since the result would have been antidilutive. The Company's exchangeable preferred stock was not included in the computation of 1998 diluted earnings per share since the result would have been antidilutive. Options to purchase 3,357,449, 1,160,667, 11,429, and 146,975 weighted average shares of common stock which were outstanding during 1999, 1998, 1997, and 1996, respectively, were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

                                                           Years ended December 31,
                                            -------------------------------------------------------
                                              2000        1999       1998(a)    1997(b)      1996
                                            ---------   ---------   ---------   --------   --------
                                                         (Dollar amounts in millions)
Other data:
The following are included in net
  earnings:
  Depreciation............................  $   412.6   $   403.7   $   358.5   $  283.5   $  219.8
  Amortization of excess cost and
    intangibles...........................      126.8       132.7        98.0       55.9       46.8
  Amortization of deferred finance fees
    (included in interest expense)........       10.1         8.9         7.4        4.1        5.0
                                            ---------   ---------   ---------   --------   --------
                                            $   549.5   $   545.3   $   463.9   $  343.5   $  271.6
                                            =========   =========   =========   ========   ========
Balance sheet data (at end of period):
  Working capital.........................  $     764   $     837   $     850   $    604   $    380
  Total assets............................     10,343      10,756      11,061      6,845      6,105
  Total debt..............................      5,850       5,939       5,917      3,324      3,395
  Share owners' equity....................      1,883       2,350       2,472      1,342        730

------------------------

(a) Results of operations and other data since April 1998 include the acquisition of the worldwide glass and plastics packaging businesses of BTR plc, and the related financings.

(b) Results of operations and other data since January 1997 include the acquisition of AVIR S.p.A. Also during 1997, the Company implemented a refinancing plan.

(c) Other revenue in 1999 includes gains totaling $40.8 million ($23.6 million after tax and minority share owners' interests) related to the sales of a U.S. glass container plant and a mold manufacturing business in Colombia.

    Other revenue in 1998 includes: (1) a gain of $18.5 million
    ($11.4 million after tax) related to the termination of a license agreement, net of charges for related equipment write-offs and capacity adjustments, under which the Company had produced plastic multipack carriers for beverage cans; and (2) a loss of $5.7 million
    ($3.5 million after tax) on the sale of a discontinued operation by an equity investee.

    Other revenue in 1997 includes a gain of $16.3 million ($16.3 million after tax) from the sale of the remaining 49% interest in Kimble Glass.

(d) In 2000, the Company recorded pretax charges totaling $798.3 million
    ($513.1 million after tax and minority share owners' interests) for the following: (1) $550.0 million ($342.1 million after tax) related to adjustment of the reserve for estimated future asbestos-related costs;
    (2) $122.4 million ($77.3 million after tax and minority share owners' interests) related to the consolidation of manufacturing capacity; (3) a net charge of $52.4 million ($32.6 million after tax) related to early retirement incentives and special termination benefits for 350 United States salaried employees; (4) $40.0 million ($40.0 million after tax) related to the impairment of property, plant and equipment at the Company's facilities in India; and (5) $33.5 million ($21.1 million after tax and minority share owners' interests) related principally to the write-off of software and related development costs.

    Amount for 1999 includes second quarter charges totaling $20.8 million ($14.0 million after tax and minority share owners' interests) related principally to restructuring costs and write-offs of certain assets in Europe and Latin America.

    In 1998, the Company recorded: (1) a charge of $250.0 million
    ($154.4 million after tax) related to adjustment of the reserve for estimated future asbestos-related costs; (2) charges of $72.6 million ($47.4 million after tax and minority share owners' interests) related principally to a plant closing in the United Kingdom and restructuring costs at certain international affiliates; (3) a net charge of $0.9 million ($0.6 million after tax) for the settlement of certain environmental litigation and the reduction of previously established reserves for guarantees of certain obligations of a previously divested business.

    In 1998, the Company also recorded charges of $42.0 million
    ($31.5 million after tax and minority share owners' interests) principally for write-offs of certain assets associated with business conditions in emerging markets.

    In 1997, the Company recorded charges of $14.1 million ($8.7 million after tax) principally for guarantees of certain lease obligations of a previously divested business.

(e) Amount for 2000 includes a fourth quarter benefit of $9.3 million to adjust net income tax liabilities in Italy as a result of recent legislation.

    In 1998, the Company recorded a credit of $15.1 million to adjust net deferred income tax liabilities as a result of a reduction in Italy's statutory income tax rate.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    COMPARISON OF 2000 WITH 1999

    For the year ended December 31, 2000, the Company recorded a net loss of $269.7 million compared to earnings before extraordinary items of $299.1 million for 1999. Net earnings of $298.3 million for 1999 reflect
$.8 million of extraordinary charges from the early extinguishment of debt. Excluding the effects of unusual items for both 2000 and 1999 discussed in the table below, the Company's 2000 earnings of $234.1 million decreased
$55.4 million, or 19.1%, from 1999 earnings before extraordinary items of $289.5 million.

    The following table lists unusual items (in millions of dollars) recorded in 2000 and 1999, and their related effects on both EBIT and earnings before extraordinary items. EBIT is defined as earnings before interest income, interest expense, provision for income taxes, minority share owners' interest in earnings of subsidiaries, and extraordinary charges.

                                                                2000                     1999
                                                         -------------------   ------------------------
                                                                                            EARNINGS
                                                                                             BEFORE
                                                                    EARNINGS              EXTRAORDINARY
                                                           EBIT      (LOSS)      EBIT         ITEMS
                                                           ----     --------   --------   -------------
As reported............................................   $ 62.6    $(269.7)    $895.2       $299.1

Unusual items--charges (credits):
  Adjustment of reserve for estimated future
    asbestos-related costs.............................    550.0      342.1
  Charges related to consolidation of manufacturing
    capacity...........................................    122.4       77.3
  Charges related to early retirement incentives and
    special termination benefits.......................     52.4       32.6
  Charges related to impairment of property, plant, and
    equipment in India.................................     40.0       40.0
  Other charges, principally related to the write-off
    of software........................................     33.5       21.1
  Benefit related to an adjustment of tax liabilities
    in Italy as a result of recent legislation.........                (9.3)
  Net gains on the sales of a U.S. glass container
    plant and a mold manufacturing business in
    Colombia...........................................                          (40.8)       (23.6)
  Charges for restructuring costs and write-offs of
    certain assets in Europe and South America.........                           20.8         14.0
                                                          ------    -------     ------       ------
  Before unusual items.................................   $860.9    $ 234.1     $875.2       $289.5
                                                          ======    =======     ======       ======

    Consolidated EBIT, excluding unusual items, for 2000 was $860.9 million, a decrease of $14.3 million, or 1.6%, compared to 1999 EBIT, excluding unusual items, of $875.2 million. The decrease is attributable to lower EBIT for the Plastics Packaging segment, partially offset by slightly higher EBIT for the Glass Containers segment. Results of both segments are discussed further below. Interest expense, net of interest income, increased $56.8 million from the 1999 period due principally to higher interest rates. The $8.8 million increase in minority share owners' interests in earnings of subsidiaries resulted from higher net earnings of certain foreign affiliates, principally the affiliates in Colombia, Venezuela, and Brazil. Exclusive of the adjustment for net income tax liabilities in Italy and other unusual items previously discussed, the Company's effective tax rate for 2000 was 36.9%. This compares with a rate of 36.9% for 1999, excluding unusual items.

    Capsule segment results (millions of dollars) for 2000 and 1999 are as follows (a):

NET SALES TO UNAFFILIATED CUSTOMERS                             2000          1999
-----------------------------------                           --------      --------
Glass Containers............................................  $3,695.6      $3,762.6
Plastics Packaging..........................................   1,787.6       1,686.7
Other.......................................................      68.9          73.6
                                                              --------      --------
Segment and consolidated net sales..........................  $5,552.1      $5,522.9
                                                              ========      ========

EBIT                                                          2000(b)         1999
----                                                          --------      --------
Glass Containers............................................  $  401.2      $  602.4(c)
Plastics Packaging..........................................     238.0         277.7
Other.......................................................       1.1           9.2
                                                              --------      --------
Segment EBIT................................................     640.3         889.3
Eliminations and other retained costs.......................    (577.7)          5.9
                                                              --------      --------
Consolidated EBIT...........................................  $   62.6      $  895.2
                                                              ========      ========

------------------------

(a) See Segment Information included on pages 50 - 53.

(b) EBIT for 2000 includes charges totaling $798.3 million for the following:
    (1) $550.0 million related to adjustment of the reserve for estimated future asbestos-related costs; (2) $122.4 million related to the consolidation of manufacturing capacity; (3) a net charge of $52.4 million related to early retirement incentives and special termination benefits for 350 United States salaried employees; (4) $40.0 million related to the impairment of property, plant and equipment at the Company's facilities in India; and
    (5) $33.5 million related principally to the write-off of software and related development costs. These items were recorded in the third quarter of 2000. These items decreased segment EBIT as follows: Glass Containers--$186.0 million; Plastics Packaging--$11.2 million; Eliminations and Other Retained Costs--$601.1 million.

(c) EBIT for 1999 includes: (1) gains totaling $40.8 million related to the sales of a U.S. glass container plant and a mold manufacturing business in Colombia and (2) charges totaling $20.8 million related principally to restructuring costs and write-offs of certain assets in Europe and South America.

    Consolidated net sales for 2000 increased $29.2 million, or .5%, over the prior year. Net sales of the Glass Containers segment decreased $67.0 million from 1999. In the United States, the effect of increased shipments of containers for beer producers was partially offset by lower shipments of certain food containers. The combined U.S. dollar sales of the segment's foreign affiliates decreased from the prior year due to the strength of the U.S. dollar. Increased shipments from the Company's operations throughout most of Europe, South America, and the Asia Pacific region were more than offset by lower shipments from the Company's operations in the United Kingdom and the effects of a strong U.S. dollar. The effect of changing foreign currency exchange rates reduced U.S. dollar sales of the segment's foreign affiliates by approximately $250 million. Net sales of the Plastics Packaging segment increased $100.9 million, or 6.0%, over 1999, reflecting increased shipments of plastic containers for juices, closures for food and beverages, and the effects of higher resin costs on pass-through arrangements with customers, partially offset by lower shipments of household, health care, and personal care containers. The effects of higher resin costs increased sales by approximately $90 million compared to 1999.

    Segment EBIT for 2000, excluding the 2000 and 1999 unusual items, decreased $31.8 million to $837.5 million, or 15.1% of net sales, from 1999 segment EBIT of $869.3 million, or 15.7% of net sales. Consolidated operating expense (consisting of selling and administrative, engineering, and research and development expenses) as a percentage of net sales was 6.5% in 2000 compared to 6.8% in 1999. EBIT of the Glass Containers segment increased $4.8 million, or
 .8%, to $587.2 million, compared to $582.4 million in 1999. The combined U.S. dollar EBIT of the segment's foreign affiliates increased from prior year. Increased shipments from the Company's operations throughout most of Europe, South America, and the Asia Pacific region, and a gain from the restructuring of the ownership in two small joint ventures in South America were partially offset by the effects of a strong U.S. dollar, higher energy costs worldwide, and expenses associated with the scheduled rebuild of a glass melting furnace in Australia. In the United States, Glass Container EBIT decreased from 1999 principally due to higher energy costs and conversions of juice and iced tea bottles from glass to plastic containers, partially offset by further improvements in cost structure. EBIT of the Plastics Packaging segment decreased $28.5 million, or 10.3%, to $249.2 million, compared to $277.7 million in 1999. Increased shipments of plastic containers for juices and closures for food and beverages were more than offset by lower shipments of household, health care, and personal care containers and costs incurred in connection with the start-up of new custom PET capacity, including a new plastic bottle plant.

    Eliminations and other retained costs improved $17.5 million from 1999 principally due to higher net financial services income.

    The 2000 results include pretax charges totaling $798.3 million
($513.1 million after tax and minority share owners' interests) for the following: (1) $550.0 million ($342.1 million after tax) related to adjustment of the reserve for estimated future asbestos-related costs; (2) $122.4 million ($77.3 million after tax and minority share owners' interests) related to the consolidation of manufacturing capacity; (3) a net charge of $52.4 million ($32.6 million after tax) related to early retirement incentives and special termination benefits for 350 United States salaried employees;
(4) $40.0 million ($40.0 million after tax) related to the impairment of property, plant and equipment at the Company's facilities in India; and
(5) $33.5 million ($21.1 million after tax and minority share owners' interests) related principally to the write-off of software and related development costs.

    The 1999 results include the following unusual items: (1) gains totaling $40.8 million ($23.6 million after tax and minority share owners' interests) related to the sales of a U.S. glass container plant and a mold manufacturing business in Colombia and (2) charges totaling $20.8 million ($14.0 million after tax and minority share owners' interests) related principally to restructuring costs and write-offs of certain assets in Europe and South America.

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

    The 1999 results include the unusual items discussed above. The 1998 results include the following unusual items: (1) charges of $250.0 million
($154.4 million after tax) for the adjustment of the reserve for estimated future asbestos-related costs; (2) charges of $72.6 million ($47.4 million after tax and minority share owners' interests) for plant closings and restructuring costs at certain international affiliates; (3) a charge of $5.7 million
($3.5 million after tax) related to a loss on the sale of a discontinued operation by an equity investee; (4) charges of $0.9 million ($0.6 million after tax) for the settlement of environmental litigation and the reduction of previous established reserves; (5) a net gain of $18.5 million ($11.4 million after tax) related to the sale of a license agreement; and (6) a net gain of $15.1 million related to the adjustment of net deferred income tax liabilities as a result of a reduction in Italy's statutory income tax rate.

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

    Capsule segment results (in millions of dollars) for 1999 and 1998 are as follows (a):

NET SALES TO UNAFFILIATED CUSTOMERS                             1999          1998
-----------------------------------                           --------      --------
Glass Containers............................................  $3,762.6      $3,809.9
Plastics Packaging..........................................   1,686.7       1,414.5
Other.......................................................      73.6          81.9
                                                              --------      --------
Segment and consolidated net sales..........................  $5,522.9      $5,306.3
                                                              ========      ========

EBIT                                                            1999        1998(c)
----                                                          --------      --------
Glass Containers............................................  $  602.4(b)   $  547.7
Plastics Packaging..........................................     277.7         227.9
Other.......................................................       9.2          33.2
                                                              --------      --------
Segment EBIT................................................     889.3         808.8
Eliminations and other retained costs (d)...................       5.9        (249.0)
                                                              --------      --------
Consolidated EBIT...........................................  $  895.2      $  559.8
                                                              ========      ========

------------------------

(a) See Segment Information included on pages 50-53.

(b) EBIT for 1999 includes: (1) gains totaling $40.8 million related to the sales of a U. S. glass container plant and a mold manufacturing business in Colombia and (2) charges totaling $20.8 million related principally to restructuring costs and write-offs of certain assets in Europe and South America.

(c) Segment EBIT in 1998 includes the following unusual items: (1) charges of $72.6 million related principally to a plant closing in the United Kingdom and restructuring costs at certain international affiliates; (2) a loss of $5.7 million on the sale of a discontinued operation by an equity investee; and (3) a gain of $18.5 million related to the termination of a license agreement, net of charges for related equipment write-offs and capacity adjustments, under which the Company had produced plastic multipack carriers for beverage cans. These items increased (decreased) segment EBIT as follows: Glass Containers--$(78.3) million; Other--$18.5 million.

(d) Eliminations and other retained costs for 1998 include the following unusual items: (1) a charge of $250.0 million related to adjustment of the reserve for estimated future asbestos-related costs and (2) net charges of $0.9 million for the settlement of certain environmental litigation and the reduction of previously established reserves for guarantees of certain obligations of a previously divested business.

    Consolidated net sales for 1999 increased $216.6 million, or 4.1%, over the prior year. Net sales of the Glass Containers segment decreased $47.3 million, or 1.2%, from 1998. The combined U.S. dollar sales of the segment's foreign affiliates were nearly equal to the prior year. Increased reported sales from the Asia Pacific glass container businesses acquired from BTR on April 30, 1998 (an increase of approximately $235 million from 1998 to 1999) were offset by weak economic conditions in markets served by the Company's operations in South America and Europe. The effect of changing foreign currency exchange rates reduced 1999 U.S. dollar sales of the segment's foreign affiliates by approximately $165 million. In the United States, increased unit shipments of glass containers for the beer industry partially offset the year to year comparative effects of the April 1, 1999 sale of a specialized glass manufacturing facility and lower shipments of food containers. Net sales of the Plastics Packaging segment increased $272.2 million, or 19.2%, over 1998, reflecting the plastics businesses acquired on April 30, 1998 from BTR (an increase of approximately $200 million from 1998 to 1999), and increased unit shipments from all business units.

    Segment EBIT for 1999, excluding the 1999 and 1998 unusual items, increased $.7 million to $869.3 million, or 15.7% of net sales, from 1998 segment EBIT of $868.6 million, or 16.4% of net sales. Consolidated operating expense (consisting of selling and administrative, engineering, and research and development expenses) as a percentage of net sales was 6.8% in 1999 compared to 6.5% in 1998. EBIT of the Glass Containers segment, excluding the 1999 and 1998 unusual items, decreased $43.6 million to $582.4 million, compared to $626.0 million in 1998. EBIT of the Asia Pacific glass container businesses acquired from BTR on April 30, 1998 increased approximately $40 million from the eight months of 1998 to the full year of 1999. The contributions of the acquired businesses and gains on sales of non-strategic assets in Europe were more than offset by soft market conditions for most of the affiliates located in Europe and South America. The effect of changing foreign currency exchange rates reduced 1999 U.S. dollar EBIT, before unusual items, of the segment's foreign affiliates by approximately $15 million in comparison to 1998. In the United States, Glass Container EBIT increased from 1998 as a result of increased unit shipments of beer containers. The EBIT of the Plastics Packaging segment increased $49.8 million, or 21.5%, compared to 1998. Contributing to this increase were the plastics businesses acquired on April 30, 1998 from BTR (an increase of approximately $22 million from the eight months of 1998 to the full year of 1999), increased shipments of containers for health care and personal care products, food containers, closures and trigger pumps, and strong demand for prescription packaging, including the new 1-Clic(TM) prescription vial. The Other segment EBIT in comparison to prior year, excluding the 1998 unusual item, was adversely affected by the end of the first quarter 1998 termination of a license agreement under which the Company had produced plastic multipack carriers for beverage cans, and lower shipments of labels.

    Eliminations and other retained costs were $5.9 million for 1999, reflecting higher net financial services income, compared to $1.9 million for 1998, excluding the 1998 unusual items.

    RESTRUCTURING AND CAPACITY REALIGNMENT PROGRAM

    The 2000 operating results include a pretax charge of $248.3 million, principally related to a restructuring and capacity realignment program. The restructuring and capacity realignment program, initiated in the third quarter of 2000, includes the consolidation of manufacturing capacity and a reduction of 350 employees in the U.S. salaried work force, or about 10%, principally as a result of early retirement incentives. Also included in the charge are a write-down of plant and equipment for the Company's glass container affiliate in India and certain other asset write-offs, including $27.9 million for software which has been abandoned. Manufacturing capacity consolidations principally involve U.S. glass container facilities and reflect technology-driven improvements in productivity, conversions of some juice and similar products to plastic containers, Company and customer decisions regarding pricing and volume, and the further concentration of production in the most strategically-located facilities.

    The Company expects the actions associated with the restructuring and capacity realignment program, including the orderly transition of production to other facilities, to be substantially completed by the first half of 2001. Cash expenditures associated with these actions, principally for severance, are expected to approximate $60 million, which does not include amounts funded from the Company's defined benefit pension plan. The majority of the cash expenditures related to these actions are expected to occur in the first quarter of 2001, with the remainder occurring throughout the year 2001. The remaining $190 million consists of non-cash charges principally for asset write-offs and reduction of the asset associated with the Company's defined benefit pension plans. Upon completion of the restructuring activities, the Company expects to realize EBIT improvement of approximately $50 million on an annualized basis.

    The Company is contemplating further restructuring activities, including consolidation of manufacturing facilities and sales of non-core businesses and assets. As a result, additional unusual items may be recorded in 2001.

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

    A former business unit of the Company produced a minor amount of specialized high-temperature insulation material containing asbestos from 1948 until 1958, when the business was sold to Owens Corning. In line with its limited involvement with an asbestos-containing product and its exit from that business 43 years ago, the Company will continue to work aggressively to minimize the number of incoming cases and will continue to limit payments to only those impaired claimants who were exposed to the Company's products and whose claims have merit under applicable state law.

    CAPITAL RESOURCES AND LIQUIDITY

    The Company's total debt at December 31, 2000 was $5.85 billion, compared to $5.94 billion at December 31, 1999.

    At December 31, 2000, the Company had available credit totaling
$4.5 billion under its agreement with a group of banks ("Bank Credit Agreement") expiring in December 2001, of which $597.8 million had not been utilized. At December 31, 1999, the Company had $565.3 million of credit which had not been utilized under the Bank Credit Agreement. The decreased utilization resulted from improved cash flow by certain international affiliates and the effects of exchange rates on the off-shore loans, partially offset by higher asbestos-related payments. Cash provided by operating activities was $364.8 million for 2000 compared to $563.0 million for 1999.

    In early 2001, the Company began negotiations with the lenders under its Bank Credit Agreement to amend the agreement. Among other things, the amendment will extend the maturity to March 31, 2004 and will provide for an interest rate margin which will be 1.00 to 1.25 percentage points higher than the margin in effect under the current agreement. As of late March 2001, the Company had noncancelable commitments in excess of the amount of borrowings outstanding at December 31, 2000. The Company expects to finalize the amendment in April 2001.

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

    The Company's Board of Directors has authorized the management of the Company to repurchase up to 20 million shares of the Company's common stock. During 2000, the Company repurchased 2,018,700 shares for $17.2 million. Since July 1999, the Company has repurchased 12,018,700 shares for $242.8 million. The Company intends to purchase its common stock from time to time on the open market depending on market conditions and other factors. The Company believes that cash flows from its operations and from utilization of credit available under the Bank Credit Agreement will be sufficient to fund such repurchases in addition to the obligations mentioned in the previous paragraph.

    EXCESS OF PURCHASE COST OVER NET ASSETS ACQUIRED

    The excess of purchase cost over net assets acquired, net of accumulated amortization ("goodwill") was $3.10 billion and $3.29 billion at December 31, 2000 and 1999, respectively. This represents 30% and 31% of total assets, and 165% and 140% of share owners' equity at December 31, 2000 and 1999, respectively. Goodwill represents the excess of purchase price and related costs over the fair values assigned to the net tangible and identifiable intangible assets of businesses acquired, and is amortized over 40 years. In assigning a benefit period to goodwill, the Company considers regulatory provisions, the technological environment in which the acquired company operates, including barriers to new competing entities, the maturity of the products manufactured by the businesses acquired, and the effects of obsolescence, demand, competition and other economic factors. The Company has determined that no events or circumstances occurred in 2000 to warrant revised estimates of the goodwill benefit period.

ITEM 7.(A). QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risks relating to the Company's operations result primarily from fluctuations in foreign currency exchange rates and changes in interest rates. The Company is not a party to any material derivative financial instruments.

FOREIGN CURRENCY EXCHANGE RATE RISK

    A substantial portion of the Company's operations consists of manufacturing and sales activities conducted by affiliates in foreign jurisdictions. The primary foreign markets served by the Company's affiliates are in Australia, South America (principally Colombia, Brazil and Venezuela), and Europe (principally Italy, the United Kingdom, and Poland). In general, revenues earned and costs incurred by the Company's major foreign affiliates are denominated in their respective local currencies. Consequently, the Company's reported financial results could be affected by factors such as changes in foreign currency exchange rates or highly inflationary economic conditions in the foreign markets in which the Company's affiliates operate. When the U.S. dollar strengthens against foreign currencies, the reported dollar value of local currency EBIT generally decreases; when the U.S. dollar weakens against foreign currencies, the reported U.S. dollar value of local currency EBIT generally increases.

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

    Because most of the Company's foreign affiliates operate within their local economic environment, the Company believes it is appropriate to finance those operations with local currency borrowings to the extent practicable. Considerations which influence the amount of such borrowings include long- and short-term business plans, tax implications, and the availability of borrowings with acceptable interest rates and terms. In those countries where the local currency is the designated functional currency, this strategy mitigates the risk of reported losses or gains in the event the foreign currency strengthens or weakens against the U.S. dollar. In those countries where the U.S. dollar is the designated functional currency, however, local currency borrowings expose the Company to reported losses or gains in the event the foreign currency strengthens or weakens against the U.S. dollar.

    The Company's Bank Credit Agreement provides for a $1.75 billion loan revolving facility which is available to certain of the Company's foreign subsidiaries and denominated in certain foreign currencies. As of December 31, 2000, amounts outstanding under the offshore loan revolving facility were as follows:

                                                               MILLIONS OF
FOREIGN CURRENCY AMOUNT                                        U.S. DOLLARS
-----------------------                                        ------------
1.39 billion Australian dollars.............................      $775.3
125.0 million British pounds................................       186.8
18.0 billion Italian lira...................................         8.7
                                                                  ------
                                                                  $970.8
                                                                  ======

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

    The following table provides information about the Company's significant interest rate risk at December 31, 2000.

                                                              OUTSTANDING   FAIR VALUE
                                                              -----------   ----------
                                                               (MILLIONS OF DOLLARS)
Variable rate debt:
  Bank Credit Agreement, matures December 2001:
    Revolving Loans and Bid Rate Loans, interest at a
      Eurodollar based rate plus .75%.......................    $2,857.0     $2,857.0
    Offshore Loans, interest at the applicable Offshore Base
      Rate (as defined in the Bank Credit Agreement) as
      follows:
        1.39 billion Australian dollars--7.15%..............    $  775.3     $  775.3
        125.0 million British pounds--6.93%.................    $  186.8     $  186.8
        18.0 billion Italian lira--5.77%....................    $    8.7     $    8.7

Fixed rate debt:
  Senior Notes:
    7.85%, due 2004.........................................    $  300.0     $  179.3
    7.15%, due 2005.........................................    $  350.0     $  195.1
    8.10%, due 2007.........................................    $  300.0     $  161.3
    7.35%, due 2008.........................................    $  250.0     $  131.9
  Senior Debentures:
    7.50%, due 2010.........................................    $  250.0     $  129.4
    7.80%, due 2018.........................................    $  250.0     $  114.4
                                                                ========     ========

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                PAGE
                                                                ----
Report of Independent Auditors..............................      27

Consolidated Balance Sheets at December 31, 2000 and 1999...   29-30

For the years ended December 31, 2000, 1999, and 1998:

    Consolidated Results of Operations......................      28
    Consolidated Share Owners' Equity.......................      31
    Consolidated Cash Flows.................................      32

Statement of Significant Accounting Policies................   33-34

Financial Review............................................   35-53

Selected Quarterly Financial Data...........................   54-55

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Share Owners
Owens-Illinois, Inc.

    We have audited the accompanying consolidated balance sheets of Owens-Illinois, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of results of operations, share owners' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14.(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens-Illinois, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

Toledo, Ohio
January 26, 2001
except for information in the sections
entitled "Long-Term Debt" on
pages 37 - 38 and "Subsequent Event"
on page 50, as to which
the date is March 29, 2001.

                              OWENS-ILLINOIS, INC.

                       CONSOLIDATED RESULTS OF OPERATIONS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                  (MILLIONS OF DOLLARS,
                                                                EXCEPT PER SHARE AMOUNTS)
Revenues:
  Net sales.................................................  $5,552.1   $5,522.9   $5,306.3
  Royalties and net technical assistance....................      25.3       30.3       26.6
  Equity earnings...........................................      19.8       22.3       16.0
  Interest..................................................      32.5       28.5       29.2
  Other.....................................................     185.1      182.7      121.2
                                                              --------   --------   --------
                                                               5,814.8    5,786.7    5,499.3
Costs and expenses:
  Manufacturing, shipping, and delivery.....................   4,359.1    4,296.4    4,075.6
  Research and development..................................      46.7       37.5       36.4
  Engineering...............................................      31.3       42.2       34.8
  Selling and administrative................................     285.1      295.6      274.2
  Interest..................................................     486.7      425.9      380.0
  Other.....................................................     997.5      191.3      489.3
                                                              --------   --------   --------
                                                               6,206.4    5,288.9    5,290.3
                                                              --------   --------   --------
Earnings (loss) before items below..........................    (391.6)     497.8      209.0
Provision (credit) for income taxes.........................    (143.9)     185.5       66.7
                                                              --------   --------   --------
                                                                (247.7)     312.3      142.3
Minority share owners' interests in earnings of
  subsidiaries..............................................      22.0       13.2       20.2
                                                              --------   --------   --------
Earnings (loss) before extraordinary items..................    (269.7)     299.1      122.1
Extraordinary charges from early extinguishment of debt, net
  of applicable income taxes................................        --       (0.8)     (14.1)
                                                              --------   --------   --------
Net earnings (loss).........................................  $ (269.7)  $  298.3   $  108.0
                                                              ========   ========   ========
Basic earnings (loss) per share of common stock:
  Earnings (loss) before extraordinary items................  $  (2.00)  $   1.80   $   0.71
  Extraordinary charges.....................................                (0.01)     (0.09)
                                                              --------   --------   --------
Net earnings (loss).........................................  $  (2.00)  $   1.79   $   0.62
                                                              ========   ========   ========
Diluted earnings (loss) per share of common stock:
  Earnings (loss) before extraordinary items................  $  (2.00)  $   1.79   $   0.71
  Extraordinary charges.....................................                (0.01)     (0.09)
                                                              --------   --------   --------
Net earnings (loss).........................................  $  (2.00)  $   1.78   $   0.62
                                                              ========   ========   ========

  See accompanying Statement of Significant Accounting Policies and Financial
                                    Review.

                              OWENS-ILLINOIS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                                              (MILLIONS OF DOLLARS)
ASSETS
CURRENT ASSETS:
  Cash, including time deposits of $61.2 ($113.4 in 1999)...  $   229.7   $   257.1
  Short-term investments....................................       19.7        32.1
  Receivables, less allowances of $69.9 ($56.9 in 1999) for
    losses and discounts....................................      770.9       856.4
  Inventories...............................................      862.4       826.6
  Prepaid expenses..........................................      199.0       137.6
                                                              ---------   ---------
      Total current assets..................................    2,081.7     2,109.8
OTHER ASSETS:
  Equity investments........................................      181.4       195.2
  Repair parts inventories..................................      232.0       234.1
  Prepaid pension...........................................      770.9       745.6
  Insurance receivable for asbestos-related costs...........      200.7       205.3
  Deposits, receivables, and other assets...................      490.6       527.8
  Excess of purchase cost over net assets acquired, net of
    accumulated amortization of $597.7 ($502.8 in 1999).....    3,101.0     3,294.4
                                                              ---------   ---------
      Total other assets....................................    4,976.6     5,202.4
PROPERTY, PLANT, AND EQUIPMENT:
  Land, at cost.............................................      165.1       163.8
  Buildings and equipment, at cost:
    Buildings and building equipment........................      817.1       813.6
    Factory machinery and equipment.........................    4,301.0     4,121.6
    Transportation, office, and miscellaneous equipment.....      134.5       156.0
    Construction in progress................................      244.7       335.8
                                                              ---------   ---------
                                                                5,662.4     5,590.8
  Less accumulated depreciation.............................    2,377.5     2,146.7
                                                              ---------   ---------
      Net property, plant, and equipment....................    3,284.9     3,444.1
                                                              ---------   ---------
Total assets................................................  $10,343.2   $10,756.3
                                                              =========   =========

                              OWENS-ILLINOIS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                                              (MILLIONS OF DOLLARS)
LIABILITIES AND SHARE OWNERS' EQUITY
CURRENT LIABILITIES:
  Short-term loans..........................................  $    89.2   $   128.9
  Accounts payable..........................................      522.7       520.1
  Salaries and wages........................................       83.8        95.0
  U.S. and foreign income taxes.............................       21.4        26.5
  Current portion of asbestos-related liabilities...........      180.0        85.0
  Other accrued liabilities.................................      390.1       340.8
  Long-term debt due within one year........................       30.8        76.8
                                                              ---------   ---------
      Total current liabilities.............................    1,318.0     1,273.1
LONG-TERM DEBT..............................................    5,729.8     5,733.1
DEFERRED TAXES..............................................      218.2       407.4
NONPENSION POSTRETIREMENT BENEFITS..........................      296.1       314.9
OTHER LIABILITIES...........................................      360.5       391.8
ASBESTOS-RELATED LIABILITIES................................      364.7        91.2
COMMITMENTS AND CONTINGENCIES
MINORITY SHARE OWNERS' INTERESTS............................      172.9       194.9
SHARE OWNERS' EQUITY:
  Convertible preferred stock, par value $.01 per share,
    liquidation preference $50 per share, 9,050,000 shares
    authorized, issued and outstanding......................      452.5       452.5
  Exchangeable preferred stock..............................        3.4         4.0
  Common stock, par value $.01 per share, 250,000,000 shares authorized, 156,973,143 shares issued and outstanding,
    less 12,018,700 treasury shares at December 31, 2000
    (156,851,337 issued and outstanding, less 10,000,000
    treasury shares at December 31, 1999)...................        1.6         1.6
  Capital in excess of par value............................    2,205.1     2,201.9
  Treasury stock, at cost...................................     (242.8)     (225.6)
  Retained earnings (deficit)...............................      (30.4)      284.1
  Accumulated other comprehensive income (loss).............     (506.4)     (368.6)
                                                              ---------   ---------
      Total share owners' equity............................    1,883.0     2,349.9
                                                              ---------   ---------
Total liabilities and share owners' equity..................  $10,343.2   $10,756.3
                                                              =========   =========

  See accompanying Statement of Significant Accounting Policies and Financial
                                    Review.

                              OWENS-ILLINOIS, INC.
                       CONSOLIDATED SHARE OWNERS' EQUITY

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                  (MILLIONS OF DOLLARS,
                                                                EXCEPT PER SHARE AMOUNTS)
CONVERTIBLE PREFERRED STOCK
  Balance at beginning of year..............................  $  452.5   $  452.5
  Issuance of convertible preferred stock...................                        $  452.5
                                                              --------   --------   --------
    Balance at end of year..................................     452.5      452.5      452.5
                                                              ========   ========   ========
EXCHANGEABLE PREFERRED STOCK
  Balance at beginning of year..............................       4.0       18.3       20.4
  Exchange of preferred stock for common stock..............      (0.6)     (14.3)      (2.1)
                                                              --------   --------   --------
    Balance at end of year..................................       3.4        4.0       18.3
                                                              ========   ========   ========
COMMON STOCK
  Balance at beginning of year..............................       1.6        1.5        1.4
  Issuance of common stock..................................                             0.1
  Exchange of preferred stock for common stock..............                  0.1
                                                              --------   --------   --------
    Balance at end of year..................................       1.6        1.6        1.5
                                                              ========   ========   ========
CAPITAL IN EXCESS OF PAR VALUE
  Balance at beginning of year..............................   2,201.9    2,183.1    1,558.4
  Issuance of common stock..................................       2.6        4.6      622.6
  Exchange of preferred stock for common stock..............       0.6       14.2        2.1
                                                              --------   --------   --------
    Balance at end of year..................................   2,205.1    2,201.9    2,183.1
                                                              ========   ========   ========
TREASURY STOCK
  Balance at beginning of year..............................    (225.6)
  Repurchases of common stock...............................     (17.2)    (225.6)
                                                              --------   --------   --------
    Balance at end of year..................................    (242.8)    (225.6)
                                                              ========   ========   ========
RETAINED EARNINGS (DEFICIT)
  Balance at beginning of year..............................     284.1        7.3      (90.3)
  Cash dividends on convertible preferred stock--$2.375 per
    share ($1.15 per share in 1998).........................     (21.5)     (21.5)     (10.4)
  Net earnings (loss).......................................    (269.7)     298.3      108.0
  Net loss for the month ended December 31, 2000 for the
    change in the fiscal year end of certain international
    affiliates..............................................     (23.3)
                                                              --------   --------   --------
    Balance at end of year..................................     (30.4)     284.1        7.3
                                                              ========   ========   ========
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
  Balance at beginning of year..............................    (368.6)    (190.7)    (148.0)
  Foreign currency translation adjustments..................    (137.8)    (177.9)     (42.7)
                                                              --------   --------   --------
    Balance at end of year..................................    (506.4)    (368.6)    (190.7)
                                                              ========   ========   ========
Total share owners' equity..................................  $1,883.0   $2,349.9   $2,472.0
                                                              ========   ========   ========
TOTAL COMPREHENSIVE INCOME (LOSS)
  Net earnings (loss).......................................    (269.7)     298.3      108.0
  Foreign currency translation adjustments..................    (137.8)    (177.9)     (42.7)
                                                              --------   --------   --------
    Total...................................................  $ (407.5)  $  120.4   $   65.3
                                                              ========   ========   ========

  See accompanying Statement of Significant Accounting Policies and Financial
                                    Review.

                              OWENS-ILLINOIS, INC.
                            CONSOLIDATED CASH FLOWS

                                                                    YEAR ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  2000        1999        1998
                                                                --------    --------    --------
                                                                     (MILLIONS OF DOLLARS)
OPERATING ACTIVITIES:
  Earnings (loss) before extraordinary items................    $(269.7)     $299.1     $  122.1
  Non-cash charges (credits):
    Depreciation............................................      412.6       403.7        358.5
    Amortization of deferred costs..........................      136.9       141.6        105.4
    Deferred tax provision (credit).........................     (243.8)      110.8        (17.4)
    Restructuring costs, writeoffs of certain assets and
      settlement of environmental litigation................      248.3        20.8        114.6
    Gains on asset sales....................................                  (40.8)       (18.5)
    Future asbestos-related costs...........................      550.0                    250.0
    Other...................................................     (104.9)      (69.8)       (19.8)
  Change in non-current operating assets....................      (43.0)      (47.1)       (36.9)
  Asbestos-related payments.................................     (181.5)     (121.8)       (96.1)
  Asbestos-related insurance proceeds.......................        4.6         7.5         26.5
  Reduction of non-current liabilities......................      (28.4)      (18.6)        (5.0)
  Change in components of working capital...................     (116.3)     (122.4)      (136.1)
                                                                -------      ------     --------
    Cash provided by operating activities...................      364.8       563.0        647.3

INVESTING ACTIVITIES:
  Additions to property, plant and equipment................     (481.4)     (650.4)      (573.5)
  Acquisitions, net of cash acquired........................      (77.1)      (34.0)    (3,700.2)
  Net cash proceeds from divestitures and other.............       94.4       337.1         41.1
                                                                -------      ------     --------
    Cash utilized in investing activities...................     (464.1)     (347.3)    (4,232.6)

FINANCING ACTIVITIES:
  Additions to long-term debt...............................      619.2       617.0      5,232.5
  Repayments of long-term debt..............................     (516.2)     (567.1)    (2,659.8)
  Increase (decrease) in short-term loans...................      (43.8)      (19.6)        61.3
  Treasury shares purchased.................................      (17.2)     (225.6)
  Payment of convertible preferred stock dividends..........      (21.5)      (21.5)       (10.4)
  Issuance of common stock..................................        2.6         4.6        641.1
  Payment of finance fees and debt retirement costs.........                   (1.0)       (61.7)
  Issuance of convertible preferred stock...................                               439.6
                                                                -------      ------     --------
    Cash provided by (utilized in) financing activities.....       23.1      (213.2)     3,642.6
    Effect of exchange rate fluctuations on cash............       15.6       (16.8)        (4.1)
    Effect of change in fiscal year end for certain
    international affiliates................................       33.2
                                                                -------      ------     --------
Increase (decrease) in cash.................................      (27.4)      (14.3)        53.2
Cash at beginning of year...................................      257.1       271.4        218.2
                                                                -------      ------     --------
Cash at end of year.........................................    $ 229.7      $257.1     $  271.4
                                                                =======      ======     ========

  See accompanying Statement of Significant Accounting Policies and Financial
                                    Review.

STATEMENT OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF CONSOLIDATED STATEMENTS. The consolidated financial statements of Owens-Illinois, Inc. ("Company") include the accounts of its subsidiaries. Newly acquired subsidiaries have been included in the consolidated financial statements from dates of acquisition. Prior to December 2000, substantially all of the Company's consolidated foreign subsidiaries reported their results of operations on a one-month lag, which allowed additional time to compile the results. Beginning in December 2000, the one-month lag was eliminated. As a result, the December 2000 results of operations for these subsidiaries, which amounted to a net loss of $23.3 million, was recorded directly to retained earnings in December 2000.

    The Company uses the equity method of accounting for investments in which it has a significant ownership interest, generally 20% to 50%. Other investments are accounted for at cost.

    NATURE OF OPERATIONS. The Company is a leading manufacturer of glass container and plastics packaging products operating in two product segments. The Company's principal product lines in the Glass Containers product segment are glass containers for the food and beverage industries. Sales of the Glass Containers product segment were 67% of the Company's 2000 consolidated sales. The Company has glass container operations located in 19 countries, while the plastics packaging products operations are located in 11 countries. The principal markets and operations for the Company's glass products are in the United States, Europe, South America, and Australia. The Company's principal product lines in the Plastics Packaging product segment include plastic containers, plastic closures, and plastic prescription containers. Major markets for the Company's plastics packaging products include the United States household products, personal care products, health care products, and food and beverage industries.

    USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect certain amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates, at which time the Company would revise its estimates accordingly. For further information on certain of the Company's significant estimates, see Contingencies on pages 48-50.

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

    EXCESS OF PURCHASE COST OF NET ASSETS ACQUIRED. The excess of purchase cost over net assets acquired is being amortized over 40 years. The Company evaluates the recoverability of long-lived assets based on undiscounted projected cash flows, excluding interest and taxes, when factors indicate that an impairment may exist.

    PROPERTY, PLANT, AND EQUIPMENT. In general, depreciation is computed using the straight-line method. Renewals and improvements are capitalized. Maintenance and repairs are expensed as incurred.

    REVENUE RECOGNITION. The Company recognizes sales upon the shipment of its products. Shipping and handling costs are included with manufacturing, shipping, and delivery costs.

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

    NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by Statements Nos. 137 and 138), which is effective for financial statements for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivative instruments be recognized as either assets or liabilities in the statement of financial position and that such instruments be measured at fair value. The impact of SFAS No. 133 on the Company's reporting and disclosure of derivative instruments is not expected to be material to the Company's financial position or results of operations.

                                FINANCIAL REVIEW

    TABULAR DATA IN MILLIONS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS

    EARNINGS PER SHARE. The following table sets forth the computation of basic and diluted earnings per share:

YEARS ENDED DECEMBER 31                                  2000           1999           1998
-----------------------                              ------------   ------------   ------------
Numerator:.........................................
  Earnings (loss) before extraordinary items.......  $     (269.7)  $      299.1   $      122.1
  Preferred stock dividends:.......................
    Convertible....................................         (21.5)         (21.5)         (13.1)
    Exchangeable...................................          (0.2)          (0.8)          (1.4)
                                                     ------------   ------------   ------------
  Numerator for basic earnings (loss) per
    share--income (loss) available to common share
    owners.........................................        (291.4)         276.8          107.6
  Effect of dilutive securities--preferred stock
    dividends......................................                          0.8
                                                     ------------   ------------   ------------
  Numerator for diluted earnings (loss) per share--
    income (loss) available to common share owners
    after assumed exchanges of preferred stock for
    common stock...................................  $     (291.4)  $      227.6   $      107.6
                                                     ============   ============   ============
Denominator:
  Denominator for basic earnings (loss) per share--
    weighted average shares outstanding............   145,983,475    153,803,732    149,970,468
  Effect of dilutive securities:
    Stock options and other........................                      649,766        973,096
    Exchangeable preferred stock...................                      755,804
                                                     ------------   ------------   ------------
  Dilutive potential common shares.................                    1,405,570        973,096
                                                     ------------   ------------   ------------
  Denominator for diluted earnings (loss) per
    share--adjusted weighted average shares and
    assumed exchanges of preferred stock for common
    stock..........................................   145,983,475    155,209,302    150,943,564
                                                     ============   ============   ============
Basic earnings (loss) per share....................  $      (2.00)  $       1.80   $       0.71
                                                     ============   ============   ============
Diluted earnings (loss) per share..................  $      (2.00)  $       1.79   $       0.71
                                                     ============   ============   ============

    See "Convertible Preferred Stock" and "Exchangeable Preferred Stock" on page 42 for additional information.

    For the year ended December 31, 2000, diluted earnings per share of common stock are equal to basic earnings per share of common stock due to the net loss. The convertible preferred stock was not included in the computation of 1999 and 1998 diluted earnings per share since the result would have been antidilutive. The exchangeable preferred stock was not included in the computation of 1998 diluted earnings per share since the result would have been antidilutive. Options to purchase 3,357,449 and 1,160,667 weighted average shares of common stock which were outstanding during 1999 and 1998, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

    CHANGES IN COMPONENTS OF WORKING CAPITAL RELATED TO OPERATIONS. Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

                                                      2000       1999       1998
                                                    --------   --------   --------
Decrease (increase) in current assets:
  Short-term investments..........................  $  10.4    $ (14.9)   $  (6.4)
  Receivables.....................................    (43.9)     (50.2)     (18.2)
  Inventories.....................................    (50.9)     (46.9)     (69.7)
  Prepaid expenses................................      0.8        4.4      (29.8)

Increase (decrease) in current liabilities:
  Accounts payable and accrued liabilities........    (47.1)     (29.2)     (37.8)
  Salaries and wages..............................     (5.0)       3.2        7.5
  U.S. and foreign income taxes...................     19.4       11.2       18.3
                                                    -------    -------    -------
                                                    $(116.3)   $(122.4)   $(136.1)
                                                    =======    =======    =======

    INVENTORIES.  Major classes of inventory are as follows:

                                                                2000       1999
                                                              --------   --------
Finished goods..............................................   $609.0     $580.0
Work in process.............................................     54.6       36.3
Raw materials...............................................    130.6      131.3
Operating supplies..........................................     68.2       79.0
                                                               ------     ------
                                                               $862.4     $826.6
                                                               ======     ======

    If the inventories which are valued on the LIFO method had been valued at standard or average costs, which approximate current costs, consolidated inventories would be higher than reported by $23.0 million and $17.7 million at December 31, 2000 and 1999, respectively.

    Inventories which are valued at the lower of standard costs (which approximate average costs), average costs, or market at December 31, 2000 and 1999 were approximately $455.4 and $454.3 million, respectively.

    EQUITY INVESTMENTS. Summarized information pertaining to the Company's equity associates follows:

                                                                2000       1999
                                                              --------   --------
At end of year:
    Equity in undistributed earnings:
      Foreign...............................................   $ 89.3     $ 85.4
      Domestic..............................................     19.0       17.3
                                                               ------     ------
        Total...............................................   $108.3     $102.7
                                                               ======     ======
    Equity in cumulative translation adjustment.............   $(46.7)    $(38.7)
                                                               ======     ======

                                                                2000       1999       1998
                                                              --------   --------   --------
For the year:
    Equity in earnings:
      Foreign...............................................   $ 5.8      $ 9.5      $ 6.9
      Domestic..............................................    14.0       12.8        9.1
                                                               -----      -----      -----
        Total...............................................   $19.8      $22.3      $16.0
                                                               =====      =====      =====
    Dividends received......................................   $14.5      $10.1      $ 6.6
                                                               =====      =====      =====

    LONG-TERM DEBT. The following table summarizes the long-term debt of the Company at December 31, 2000 and 1999:

                                                             2000       1999
                                                           --------   --------
Bank Credit Agreement:
  Revolving Credit Facility:
    Revolving Loans......................................  $2,857.0   $2,559.4
    Offshore Loans:
      1.39 billion (1.42 billion in 1999)
        Australian dollars...............................     775.3      904.4
      125.0 million (230.0 million in 1999)
        British pounds...................................     186.8      369.5
      18.0 billion (100.0 billion in 1999)
        Italian lira.....................................       8.7       52.0
Senior Notes:
  7.85%, due 2004........................................     300.0      300.0
  7.15%, due 2005........................................     350.0      350.0
  8.10%, due 2007........................................     300.0      300.0
  7.35%, due 2008........................................     250.0      250.0
Senior Debentures:
  7.50%, due 2010........................................     250.0      250.0
  7.80%, due 2018........................................     250.0      250.0
Other....................................................     232.8      224.6
                                                           --------   --------
                                                            5,760.6    5,809.9
  Less amounts due within one year.......................      30.8       76.8
                                                           --------   --------
    Long-term debt.......................................  $5,729.8   $5,733.1
                                                           ========   ========

    In April 1998, the Company entered into the Second Amended and Restated Credit Agreement (the "Bank Credit Agreement" or "Agreement") with a group of banks which expires on December 31, 2001. The Agreement provides for a $4.5 billion revolving credit facility (the "Revolving Credit Facility"), which includes a $1.75 billion fronted offshore loan revolving facility (the "Offshore Facility") denominated in certain foreign currencies, subject to certain sublimits, available to certain of the Company's foreign subsidiaries. The Agreement includes an Overdraft Account facility providing for aggregate borrowings up to $50 million which reduce the amount available for borrowing under the Revolving Credit Facility. In addition, the terms of the Bank Credit Agreement permit the Company to request Bid Rate Loans from banks participating in the Agreement. Borrowings outstanding under Bid Rate Loans are limited to $750 million and reduce the amount available for borrowing under the Revolving Credit Facility. The Agreement also provides for the issuance of letters of credit totaling up to $500 million, which also reduce the amount available for borrowing under the Revolving Credit Facility. At December 31, 2000, the Company had unused credit of $597.8 million available under the Bank Credit Agreement.

    The interest rate on borrowings under the Revolving Loans commitment is, at the Company's option, the prime rate or a reserve adjusted Eurodollar rate. The interest rate on loans under the Offshore Facility is, at the applicable borrower's option, the applicable Offshore Base Rate or the Adjusted Offshore Periodic Rate (as those terms are defined in the Bank Credit Agreement). The interest rate on borrowings under the Revolving Credit Facility also includes a margin linked to the Company's Consolidated Leverage Ratio, as defined in the Agreement. The margin is currently .750% and is limited to a range of .275% to 1.000%. The interest rate on Overdraft Account loans is at the prime rate minus the facility fee percentage, defined below. The weighted average interest rate on borrowings outstanding under the Revolving Loans commitment at December 31, 2000 was 7.46%. The weighted average interest rate on borrowings outstanding under the Offshore Facility at December 31, 2000, was 7.10%. While no compensating balances are required by the Agreement, the Company must pay a facility fee on the Revolving Credit Facility commitments. The facility fee, currently .375%, is limited to a range of .125% and .500%, based on the Company's Consolidated Leverage Ratio.

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

    Under the terms of the Bank Credit Agreement, dividend payments with respect to the Company's Preferred or Common Stock and payments for redemption of shares of its Common Stock are subject to certain limitations. At December 31, 2000, the maximum remaining allowable amount of such payments was $115.7 million. The Agreement also requires, among other things, the maintenance of certain financial ratios, and restricts the creation of liens and certain types of business activities and investments.

    The Company intends to amend the Bank Credit Agreement to, among other things, extend its maturity to March 31, 2004. As of late March 2001, the Company had noncancelable commitments in excess of the amount of borrowings outstanding at December 31, 2000. The Company expects to finalize the amendment in April 2001. As such, the Company has classified the debt associated with the Agreement as long-term.

    Annual maturities for all of the Company's long-term debt through 2005 are as follows: 2001, $30.8 million; 2002, $65.8 million; 2003, $23.7 million; 2004,
$4,155.5 million; and 2005, $420.8 million. These maturities reflect the Company's intention to amend the Bank Credit Agreement in order to extend the maturity of the Agreement from December 31, 2001 to March 31, 2004.

    Interest paid in cash aggregated $467.6 million for 2000, $388.1 million for 1999, and $326.6 million for 1998.

    Fair values at December 31, 2000, of the Company's significant fixed rate debt obligations are as follows:

                                           PRINCIPAL AMOUNT   INDICATED    FAIR VALUE
                                             (MILLIONS OF      MARKET     (MILLIONS OF
                                               DOLLARS)         PRICE       DOLLARS)
                                           ----------------   ---------   ------------
Senior Notes:
  7.85%..................................       $300.0         $59.75        $179.3
  7.15%..................................        350.0          55.75         195.1
  8.10%..................................        300.0          53.75         161.3
  7.35%..................................        250.0          52.75         131.9
Senior Debentures:
  7.50%..................................        250.0          51.75         129.4
  7.80%..................................        250.0          45.75         114.4

    OPERATING LEASES. Rent expense attributable to all operating leases was $77.8 million in 2000, $73.7 million in 1999, and $68.5 million in 1998. Minimum future rentals under operating leases are as follows: 2001, $49.9 million; 2002, $43.2 million; 2003, $37.2 million; 2004, $32.7 million; 2005, $27.3 million;
and 2006 and thereafter, $39.5 million.

    FOREIGN CURRENCY TRANSLATION. Aggregate foreign currency exchange gains (losses) included in other costs and expenses were $(1.0) million in 2000, $4.9 million in 1999, and $(2.8) million in 1998.

    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS). Foreign currency translation adjustments comprise accumulated other comprehensive income (loss). Changes in the cumulative foreign currency translation adjustments were as follows:

                                                      2000       1999       1998
                                                    --------   --------   --------
Balance at beginning of year......................  $(368.6)   $(190.7)   $(148.0)
Net effect of exchange rate fluctuations..........   (140.6)    (175.8)     (45.1)
Deferred income taxes.............................      2.8       (2.1)       2.4
                                                    -------    -------    -------
Balance at end of year............................  $(506.4)   $(368.6)   $(190.7)
                                                    =======    =======    =======

    The net effect of exchange rate fluctuations generally reflects changes in the relative strength of the U.S. dollar against major foreign currencies between the beginning and end of the year.

    INCOME TAXES. Deferred income taxes reflect: (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and
(2) carryovers and credits for income tax purposes. Certain amounts from 1999 have been reclassed to conform to current year presentation. Significant components of the Company's deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows:

                                                               2000       1999
                                                             --------   --------
Deferred tax assets:
  Accrued postretirement benefits..........................   $103.6    $ 110.2
  Asbestos-related liabilities.............................    190.6       61.7
  U.S. federal tax loss carryovers.........................    121.1       68.1
  Alternative minimum tax credits..........................     23.6       23.7
  Other....................................................    324.9      228.6
                                                              ------    -------
    Total deferred tax assets..............................    763.8      492.3

Deferred tax liabilities:
  Property, plant and equipment............................    262.8      302.0
  Prepaid pension costs....................................    254.1      252.1
  Insurance for asbestos-related costs.....................     70.3       67.4
  Inventory................................................     42.3       34.2
  Other....................................................    183.5      141.3
                                                              ------    -------
    Total deferred tax liabilities.........................    813.0      797.0
                                                              ------    -------
    Net deferred tax liabilities...........................   $(49.2)   $(304.7)
                                                              ======    =======

    Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2000 and 1999 as follows:

                                                               2000       1999
                                                             --------   --------
Prepaid expenses...........................................   $169.0    $ 102.7
Deferred tax liabilities...................................   (218.2)    (407.4)
                                                              ------    -------
Net deferred tax liabilities...............................   $(49.2)   $(304.7)
                                                              ======    =======

    The provision (benefit) for income taxes consists of the following:

                                                       2000       1999       1998
                                                     --------   --------   --------
Current:
  U.S. Federal.....................................  $   0.8     $  3.8     $  4.0
  State............................................      2.1        2.9        3.6
  Foreign..........................................     97.0       68.0       76.5
                                                     -------     ------     ------
                                                        99.9       74.7       84.1
                                                     -------     ------     ------
Deferred:
  U.S. Federal.....................................   (167.4)     111.1       23.4
  State............................................    (32.9)      11.4       (2.7)
  Foreign..........................................    (43.5)     (11.7)     (38.1)
                                                     -------     ------     ------
                                                      (243.8)     110.8      (17.4)
                                                     -------     ------     ------
Total:
  U.S. Federal.....................................   (166.6)     114.9       27.4
  State............................................    (30.8)      14.3        0.9
  Foreign..........................................     53.5       56.3       38.4
                                                     -------     ------     ------
                                                     $(143.9)    $185.5     $ 66.7
                                                     =======     ======     ======

    The provision for income taxes was calculated based on the following components of earnings (loss) before income taxes:

                                                       2000       1999       1998
                                                     --------   --------   --------
Domestic...........................................  $(566.0)    $320.9     $ 40.2
Foreign............................................    174.4      176.9      168.8
                                                     -------     ------     ------
                                                     $(391.6)    $497.8     $209.0
                                                     =======     ======     ======

    Income taxes paid (received) in cash were as follows:

                                                           2000       1999       1998
                                                         --------   --------   --------
Domestic...............................................   $(0.7)     $11.0      $ 7.3
Foreign................................................    46.4       51.5       54.7
                                                          -----      -----      -----
                                                          $45.7      $62.5      $62.0
                                                          =====      =====      =====

    A reconciliation of the provision (benefit) for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows (certain amounts for the 1999 and 1998 presentations have been reclassified to conform to the 2000 presentation):

                                                        2000       1999       1998
                                                      --------   --------   --------
Pretax earnings at statutory U.S. Federal tax
  rate..............................................  $(137.1)    $174.2     $73.1
Increase (decrease) in provision for income taxes
  due to:
  Amortization of goodwill..........................     33.0       33.1      24.8
  State taxes, net of federal benefit...............    (19.5)       9.3       0.6
  Foreign earnings at different rates...............     (7.8)     (11.7)     (6.4)
  Research and development credits..................     (2.0)      (1.8)     (1.5)
  Adjustment for non-U.S. tax law changes...........     (9.3)     (15.1)
  Other items.......................................     (1.2)     (17.6)     (8.8)
                                                      -------     ------     -----
Provision (credit) for income taxes.................  $(143.9)    $185.5     $66.7
                                                      =======     ======     =====
Effective tax rate..................................     36.7%      37.3%     31.9%
                                                      =======     ======     =====

    For U.S. Federal income tax purposes, approximately $346.1 million of net operating loss is available as a carryover at December 31, 2000. Carryovers of the net operating loss expire beginning in 2007.

    Alternative minimum tax credits and research and development credits of approximately $24 million and $13 million, respectively, are available to offset future U.S. Federal income tax. The alternative minimum tax credits do not expire while carryovers of the research and development credits expire beginning in 2007.

    At December 31, 2000, the Company's equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $790.2 million. It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed.

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

    EXCHANGEABLE PREFERRED STOCK. All remaining exchangeable preferred stock was exchanged in January 2001.

    STOCK OPTIONS.  The Company has three nonqualified stock option plans:
(1) 1991 Stock Option Plan for Key Employees of Owens-Illinois, Inc.; (2) 1994 Stock Option Plan for Directors of Owens-Illinois, Inc. and (3) 1997 Equity Participation Plan of Owens-Illinois, Inc. No options may be exercised in whole or in part during the first year after the date granted. In general, subject to accelerated exercisability provisions related to the performance of the Company's common stock or change of control, 50% of the options become exercisable on the fifth anniversary of the date of the option grant, with the remaining 50% becoming exercisable on the sixth anniversary date of the option grant. In general, options expire following termination of employment or the day after the tenth anniversary date of the option grant.

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

                                                      2000       1999       1998
                                                    --------   --------   --------
Net income (loss):
  As reported.....................................  $(269.7)    $298.3     $108.0
  Pro forma.......................................   (277.7)     291.4      103.6
Basic earnings (loss) per share:
  As reported.....................................    (2.00)      1.79       0.62
  Pro forma.......................................    (2.05)      1.75       0.59
Diluted earnings (loss) per share:
  As reported.....................................    (2.00)      1.78       0.62
  Pro forma.......................................    (2.05)      1.74       0.59

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                      2000       1999       1998
                                                    --------   --------   --------
Expected life of options..........................  5 years    5 years    5 years
Expected stock price volatility...................   62.9%      36.5%      31.9%
Risk-free interest rate...........................   6.60%      5.10%      5.70%
Expected dividend yield...........................   0.00%      0.00%      0.00%

    Stock option activity is as follows:

                                                      NUMBER OF   WEIGHTED AVERAGE   WEIGHTED AVERAGE
                                                       SHARES      EXERCISE PRICE       FAIR VALUE
                                                      ---------   ----------------   ----------------
Options outstanding at December 31, 1997............  3,341,775        $19.35
  Granted...........................................  1,788,550         39.74             $15.31
  Exercised.........................................   (317,131)        13.44
  Cancelled.........................................    (29,437)        25.39
                                                      ---------        ------
Options outstanding at December 31, 1998............  4,783,757         27.33
  Granted...........................................  1,786,510         23.94             $ 9.68
  Exercised.........................................   (157,420)         8.15
  Cancelled.........................................    (91,813)        33.31
                                                      ---------        ------
Options outstanding at December 31, 1999............  6,321,034         26.76
  Granted...........................................  1,778,190         13.50             $ 8.01
  Exercised.........................................    (10,350)        12.18
  Cancelled.........................................   (218,435)        27.61
                                                      ---------        ------
Options outstanding at December 31, 2000............  7,870,439        $23.76
                                                      =========        ======
Options exercisable at:
  December 31, 2000.................................  1,949,726        $16.03
  December 31, 1999.................................  1,992,136        $15.89
  December 31, 1998.................................  2,158,646        $15.37
                                                      =========        ======
Shares available for option grant at:
  December 31, 2000.................................  4,585,996
  December 31, 1999.................................  6,217,087
  December 31, 1998.................................  8,376,652
                                                      =========

    The following table summarizes significant option groups outstanding at December 31, 2000, and related weighted average price and life information:

                                       OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                        -------------------------------------------------   ------------------------------
                                      WEIGHTED AVERAGE
      RANGE OF                           REMAINING
      EXERCISE            OPTIONS     CONTRACTUAL LIFE   WEIGHTED AVERAGE     OPTIONS     WEIGHTED AVERAGE
       PRICES           OUTSTANDING      (IN YEARS)       EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
---------------------   -----------   ----------------   ----------------   -----------   ----------------
  $ 7.50 to $16.50       3,405,712          6.5               $13.28         1,642,722         $13.04
  $23.94 to $31.63       2,769,560          7.6               $26.91           274,437         $31.46
  $31.64 to $41.50       1,695,167          7.4               $39.67            32,567         $36.98
                         ---------                                           ---------
                         7,870,439                                           1,949,726
                         =========                                           =========

    PENSION BENEFIT PLANS. Net credits to results of operations for all of the Company's pension plans and certain deferred compensation arrangements amounted to $88.6 million in 2000, $58.6 million in 1999, and $52.1 million in 1998.

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

    The changes in the pension benefit obligations for the year were as follows:

                                                             2000       1999
                                                           --------   --------
Obligations at beginning of year.........................  $2,286.5   $2,504.8

Change in benefit obligations:
  Service cost...........................................      36.6       41.8
  Interest cost..........................................     168.8      155.2
  Actuarial loss (gain)..................................     182.7     (205.6)
  Special separation program benefits....................      92.2
  Benefit payments.......................................    (348.1)    (197.5)
  Other..................................................     (29.9)     (12.2)
                                                           --------   --------
    Net increase (decrease) in benefit obligations.......     102.3     (218.3)
                                                           --------   --------
Obligations at end of year...............................  $2,388.8   $2,286.5
                                                           ========   ========

    The changes in the fair value of the pension plans' assets for the year were as follows:

                                                             2000       1999
                                                           --------   --------
Fair value at beginning of year..........................  $3,712.4   $3,503.6

Change in fair value:
  Actual return on plan assets...........................    (362.9)     428.9
  Benefit payments.......................................    (348.1)    (197.5)
  Transfer of assets to a special trust to fund qualified
    current
    retiree health liabilities...........................     (38.5)     (30.5)
  Other..................................................     (14.2)       7.9
                                                           --------   --------
    Net increase (decrease) in fair value of assets......    (763.7)     208.8
                                                           --------   --------
Fair value at end of year................................  $2,948.7   $3,712.4
                                                           ========   ========

    The funded status of the pension plans at year end was as follows:

                                                             2000       1999
                                                           --------   --------
Plan assets at fair value................................  $2,948.7   $3,712.4
Projected benefit obligations............................   2,388.8    2,286.5
                                                           --------   --------
  Plan assets in excess of projected benefit
    obligations..........................................     559.9    1,425.9

Net unrecognized items:
  Actuarial (gain) loss..................................     170.5     (721.4)
  Prior service cost.....................................      41.0       41.1
                                                           --------   --------
                                                              211.5     (680.3)
                                                           --------   --------
Prepaid pension..........................................  $  771.4   $  745.6
                                                           ========   ========

    The components of the net pension credit for the year were as follows:

                                                      2000       1999       1998
                                                    --------   --------   --------
Service cost......................................  $  36.6    $  41.8    $  37.0
Interest cost.....................................    168.8      155.2      156.0
Expected asset return.............................   (318.5)    (280.6)    (266.1)

Amortization:
  Prior service cost..............................      7.9        8.1        7.7
  (Gain) loss.....................................     (0.2)       1.1        0.7
                                                    -------    -------    -------
    Net amortization..............................      7.7        9.2        8.4
                                                    -------    -------    -------
Net credit........................................  $(105.4)   $ (74.4)   $ (64.7)
                                                    =======    =======    =======

    The actuarial present value of benefit obligations is based on a weighted discount rate of approximately 7.00% for 2000 and 7.50% for 1999. Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases on a weighted scale of approximately 4.75% for 2000 and 1999. The expected weighted long-term rate of return on assets was approximately 10.00% for 2000, and 9.50% for both 1999 and 1998. Amortization included in net pension credits is based on the average remaining service of employees. Plan assets include marketable equity securities (which at December 31, 2000 and 1999 included 14,423,621 shares of the Company's common stock), government and corporate debt securities, real estate and commingled funds.

    The Company also sponsors several defined contribution plans for all salaried and hourly U.S. employees. Participation is voluntary and participants' contributions are based on their compensation. The Company matches substantially all plan participants' contributions up to various limits. Company contributions to these plans amounted to $10.2 million in 2000, $10.5 million in 1999, and $10.6 million in 1998.

    POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. The Company provides certain retiree health care and life insurance benefits covering substantially all U.S. salaried and certain hourly employees. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service.

    The changes in the postretirement benefit obligations for the year were as follows:

                                                                2000       1999
                                                              --------   --------
Obligations at beginning of year............................   $267.5     $306.9

Change in benefit obligations:
  Service cost..............................................      1.6        2.3
  Interest cost.............................................     20.4       19.1
  Actuarial loss (gain).....................................     15.2      (27.7)
  Curtailments..............................................      5.8
  Special separation program termination benefits...........      2.0
  Divestiture...............................................                (0.6)
  Benefit payments..........................................    (33.0)     (32.5)
                                                               ------     ------
    Net change in benefit obligations.......................     12.0      (39.4)
                                                               ------     ------
Obligations at end of year..................................   $279.5     $267.5
                                                               ======     ======

    The funded status of the postretirement benefit plans at year end was as follows:

                                                                2000       1999
                                                              --------   --------
Accumulated postretirement benefit obligations..............   $279.5     $267.5
Unrecognized net reduction in obligations:
  Prior service cost........................................     43.6       59.7
  Actuarial loss............................................    (27.0)     (12.3)
                                                               ------     ------
                                                                 16.6       47.4
                                                               ------     ------
Nonpension postretirement benefit obligations...............   $296.1     $314.9
                                                               ------     ------

    The components of the net postretirement benefit cost for the year were as follows:

                                                                2000       1999       1998
                                                              --------   --------   --------
Service cost................................................   $  1.6     $  2.3     $  2.2
Interest cost...............................................     20.5       19.1       20.7
Amortization:
  Prior service cost........................................    (13.6)     (13.7)     (13.7)
  (Gain) loss...............................................     (0.1)       1.9        1.4
                                                               ------     ------     ------
    Net amortization........................................    (13.7)     (11.8)     (12.3)
                                                               ------     ------     ------
Net postretirement benefit cost.............................   $  8.4     $  9.6     $ 10.6
                                                               ======     ======     ======

    Assumed health care cost inflation was based on a rate of 6.00% in 2000 and 6.50% in 1999. A one percentage point decrease in the rate would have decreased the accumulated postretirement benefit obligation at December 31, 2000 by $8.3 million and decreased the net postretirement benefit cost for 2000 by $0.8 million. A one percentage point increase in the rate would have increased the accumulated postretirement benefit obligation at December 31, 2000 by $9.6 million and increased the net postretirement benefit cost for 2000 by $0.9 million. The assumed discount rates used in determining the accumulated postretirement benefit obligation were 7.50% and 8.00% at December 31,

2000 and 1999, respectively. Amortization included in net postretirement benefit cost is based on the average remaining service of employees.

    Benefits provided by the Company for certain of the hourly retirees are determined by collective bargaining. Most other domestic hourly retirees receive health and life insurance benefits from a multiemployer trust established by collective bargaining. Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $7.5 million in 2000, $8.0 million in 1999, and $8.6 million in 1998. Postretirement health and life benefits for retirees of foreign affiliates are generally provided through the national health care programs of the countries in which the affiliates are located.

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

    OTHER COSTS AND EXPENSES. Other costs and expenses for the year ended December 31, 2000 include: (1) $550.0 million related to adjustment of the reserve for estimated future asbestos-related indemnity payments and legal fees and (2) $248.3 million principally related to a restructuring and capacity realignment program.

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

                                        RETIREMENT     WRITE-DOWN
                                        INCENTIVES    OF PROPERTY,     OTHER,
                                        AND SPECIAL    PLANT AND     PRINCIPALLY
                           CAPACITY     TERMINATION    EQUIPMENT      SOFTWARE
                          REALIGNMENT    BENEFITS       IN INDIA      WRITE-OFF     TOTAL
                          -----------   -----------   ------------   -----------   --------
2000 restructuring
  charges...............     $122.4       $ 52.4          $40.0         $33.5      $ 248.3
Write-down of assets to
  net realizable
  value.................      (49.0)                      (40.0)        (31.5)      (120.5)
Reduction of prepaid
  pension asset.........      (13.6)       (45.8)                                    (59.4)
Increase in nonpension
  postretirement benefit
  liability.............       (0.6)        (5.4)                                     (6.0)
Net cash paid...........       (1.5)        (0.4)                                     (1.9)
                             ------       ------          -----         -----      -------
Remaining liabilities
  related to 2000
  charges as of
  December 31, 2000.....     $ 57.7       $  0.8          $  --         $ 2.0      $  60.5
                             ======       ======          =====         =====      =======

    As a result of a 10% reduction of the U.S. salaried workforce in 2000, the Company recognized a settlement gain of approximately $40 million related to its defined benefit pension plan. This gain has been included in the net charge of $52.4 million for retirement incentives and special termination benefits.

    The pretax charge of $40.0 million was related to the write-down of property, plant, and equipment in India. Based on the Company's expectation of future net cash flows of its affiliate in India, the related property, plant, and equipment have been written down to realizable values in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

    Other costs and expenses for the year ended December 31, 1999 include charges totaling $20.8 million related principally to restructuring costs and write-offs of certain assets in Europe and South America. Other costs and expenses for the year ended December 31, 1998, include: (1) $250.0 million related to adjustment of the reserve for estimated future asbestos-related costs; (2) $72.6 million, including approximately $45 million of termination benefits for the elimination of about 1,500 jobs and approximately $25 million for asset write-downs, related principally to a plant closing in the United Kingdom and restructuring costs at certain international affiliates; and (3) a net charge of $0.9 million for the settlement of certain environmental litigation and the reduction of previously established reserves for guarantees of certain obligations of a previously divested business. The amount for 1998 also includes $42.0 million principally for write-offs of certain assets associated with business conditions in emerging markets.

    EXTRAORDINARY CHARGES FROM EARLY EXTINGUISHMENT OF DEBT. During 1999, the Company incurred redemption premiums and wrote off unamortized deferred financing fees related to indebtedness repaid prior to its scheduled maturity. As a result, the Company recorded extraordinary charges totaling $1.2 million less applicable income taxes of $0.4 million. During 1998, the Company used proceeds from the May 1998 sale of shares of common stock, convertible preferred stock, and the issuance of debt for the early retirement of debt incurred in connection with an acquisition. As a result, the Company recorded extraordinary charges for the write-off of unamortized deferred finance fees totaling
$22.8 million, net of applicable income taxes of $8.7 million.

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

    The following table shows the approximate number of plaintiffs and claimants involved in asbestos claims pending at the beginning of, disposed of, filed during, and pending at the end of, each of the years listed (eliminating duplicate filings):

                                                                2000       1999       1998
                                                              --------   --------   --------
Pending at beginning of year................................   17,000     15,000     15,000
Disposed....................................................   18,000     10,000      7,000
Filed.......................................................   20,000     12,000      7,000
                                                               ------     ------     ------
Pending at end of year......................................   19,000     17,000     15,000
                                                               ======     ======     ======

    Additionally, the Company has claims-handling agreements in place with many plaintiff's counsel throughout the country. These agreements require evaluation and negotiation regarding whether particular claimants qualify under the criteria established by such agreements. The criteria for such claims include verification of a compensable illness, exposure to a product manufactured by the Company's former business unit during its manufacturing period ending in 1958, and viability of such claims under applicable statutes of limitations. The Company believes that the outcome of evaluations and negotiations conducted in the third and fourth quarters of 2000 and continuing into 2001 could result in resolution of a substantial number of prospective claims pursuant to such agreements in addition to the resolution of certain of the asbestos claims pending at the end of 2000.

    The Company is also a defendant in other asbestos-related lawsuits or claims involving maritime workers, medical monitoring claimants, co-defendants and property damage claimants. Based on its past experience, the Company believes that these categories of claims will not involve any material liability and they are not included in the above description of pending claims.

    Since receiving its first asbestos claim, the Company, as of December 31, 2000, has disposed of the asbestos claims of approximately 241,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $4,900. Certain of these dispositions have included deferred payment amounts payable over periods ranging from one to seven years. Deferred payments at December 31, 2000 totaled $40.7 million and are included in the foregoing average indemnity payment per claim. The Company's indemnity payments for these claims have varied on a per claim basis, and are expected to continue to vary considerably over time.

    Commencing in 1984, the Company has been engaged in litigation (the "Insurance Litigation") in Middlesex County and Morris County, New Jersey with its insurers and with reinsurers of its wholly-owned captive insurer, Owens Insurance Limited, seeking damages and a declaration of coverage for the Company's asbestos personal injury and property damage claims. As a result of payments and commitments that have been made by insurers and reinsurers pursuant to the Insurance Litigation and certain other available insurance, the Company has to date confirmed coverage for its asbestos-related costs of approximately $489.5 million. Of the total amount confirmed to date, $309.3 million had been received through December 31, 2000; and the balance of approximately
$180.2 million will be received in 2001 and throughout the next several years. The remainder of the insurance asset of approximately $20.5 million relates to reinsurers which to date have not met their obligations.

    The Company believes, based upon court rulings, its understanding of the facts and legal precedents, and advice of its counsel, McCarter and English, LLP, that it is probable it will collect the balance of its recorded insurance asset.

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

    During the third quarter of 2000, the Company conducted a comprehensive review to determine whether further adjustments of asbestos-related assets or liabilities were appropriate. As a result of that review, as of September 30, 2000, the Company established an additional liability of $550 million to cover the Company's estimated indemnity payments and legal fees arising from outstanding asbestos personal injury lawsuits and claims and asbestos personal injury lawsuits and claims filed in the next several years, during which period the Company expects to receive the majority of the future asbestos-related lawsuits and claims that could involve the Company. Based on all the factors and matters relating to the Company's asbestos-related lawsuits and claims, the Company presently believes that its asbestos-related costs and liabilities, to the extent it is able reasonably to estimate such cost and liabilities, will not exceed by a material amount the sum of the available insurance reimbursement the Company believes it has and will have principally as a result of the Insurance Litigation as described above, and the amount of the charges for asbestos-related costs described above.

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

    SUBSEQUENT EVENTS. On March 21, 2001, the Company announced that it has entered into a definitive agreement to sell its Harbor Capital Advisors financial services business to Robeco Groep N.V. Harbor Capital Advisors is the adviser to the Harbor Fund family of mutual funds and the advisers to the Company's pension funds. Total consideration for the sale is up to $490 million in cash, subject to certain downward adjustments principally for changes in revenues based on sales or redemptions of shares of the Harbor Fund. The transaction is subject to several conditions, including approval of the independent trustees of Harbor Fund and of the shareholders of each of the 12 mutual funds in the Harbor Fund family of certain agreements to be entered into at the closing, and receipt of a number of permits, licenses and consents, foreign and domestic regulatory approvals and other conditions. The transaction is expected to close in June of 2001. Proceeds from the sale will be used to reduce debt.

    SEGMENT INFORMATION. The Company operates in the rigid packaging industry. The Company has two reportable product segments within the rigid packaging industry: (1) Glass Containers and (2) Plastics Packaging. The Glass Containers segment includes operations in North America, Europe, the Asia Pacific region, and South America. The Plastics Packaging segment consists of three business units--plastic containers, closure and specialty products, and prescription products. The Other segment consists primarily of the Company's labels and carriers products business unit.

    The Company evaluates performance and allocates resources based on earnings before interest income, interest expense, provision for income taxes, minority share owners' interests in earnings of subsidiaries, and extraordinary charges (collectively "EBIT") excluding unusual items. EBIT for product segments includes an allocation of corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided. For the Company's U.S. pension plans, net periodic pension cost (credit) has been allocated to product segments while the related prepaid pension asset is included in the caption Eliminations and Other Retained. Net sales as shown in the geographic segment information are based on the location of the Company's affiliate which recorded the sales.

    Certain prior year amounts have been reclassified in order to conform to current year presentation.

    Financial information regarding the Company's product segments is as follows:

                                                                                         ELIMINATIONS
                                                                               TOTAL         AND
                                            GLASS      PLASTICS               PRODUCT       OTHER       CONSOLIDATED
                                          CONTAINERS   PACKAGING    OTHER     SEGMENTS     RETAINED        TOTALS
                                          ----------   ---------   --------   --------   ------------   ------------
Net sales:
  2000..................................   $3,695.6    $1,787.6     $68.9     $5,552.1                    $5,552.1
  1999..................................    3,762.6     1,686.7      73.6      5,522.9                     5,522.9
  1998..................................    3,809.9     1,414.5      81.9      5,306.3                     5,306.3
                                           ========    ========     =====     ========     =======        ========
EBIT, excluding unusual items:
  2000..................................   $  587.2    $  249.2     $ 1.1     $  837.5     $  23.4        $  860.9
  1999..................................      582.4       277.7       9.2        869.3         5.9           875.2
  1998..................................      626.0       227.9      14.7        868.6         1.9           870.5
                                           ========    ========     =====     ========     =======        ========
Unusual items:
  2000:
    Adjustment of reserve for estimated
      future asbestos-related costs.....                                                   $(550.0)       $ (550.0)
    Charges related to consolidation of
      manufacturing capacity............   $ (120.4)   $   (2.0)              $ (122.4)                     (122.4)
    Charges related to early retirement
      incentives and special termination
      benefits..........................      (22.0)       (9.2)                 (31.2)      (21.2)          (52.4)
    Charges related to impairment of
      property, plant and equipment in
      India.............................      (40.0)                             (40.0)                      (40.0)
    Other charges, principally related
      to the write-off of software......       (3.6)                              (3.6)      (29.9)          (33.5)

  1999:
    Gains related to the sales of two
      manufacturing facilities..........       40.8                               40.8                        40.8
    Charges related principally to
      restructuring costs and write-offs
      of certain assets in Europe and
      South America.....................      (20.8)                             (20.8)                      (20.8)

  1998:
    Charges for restructuring costs at
      certain international
      affiliates........................      (72.6)                             (72.6)                      (72.6)
    Gain on termination of license
      agreement.........................                            $18.5         18.5                        18.5
    Loss on sale of discontinued
      operation by equity investee......       (5.7)                              (5.7)                       (5.7)
    Other (1)...........................                                                    (250.9)         (250.9)
                                           ========    ========     =====     ========     =======        ========

                                                                                           ELIMINATIONS
                                                                                 TOTAL         AND
                                              GLASS      PLASTICS               PRODUCT       OTHER       CONSOLIDATED
                                            CONTAINERS   PACKAGING    OTHER     SEGMENTS     RETAINED        TOTALS
                                            ----------   ---------   --------   --------   ------------   ------------
Depreciation and amortization expense:
  2000....................................   $  346.2    $  177.3     $  6.4    $  529.9     $   19.6       $   549.5
  1999....................................      348.8       173.0        6.5       528.3         17.0           545.3
  1998....................................      312.9       132.4        6.6       451.9         12.0           463.9
                                             ========    ========     ======    ========     ========       =========
Total assets:
  2000....................................   $5,633.8    $3,398.4     $117.0     9,149.2     $1,194.0       $10,343.2
  1999....................................    6,016.8     3,399.5      109.3     9,525.6      1,230.7        10,756.3
  1998....................................    6,166.2     3,205.3      106.3     9,477.8      1,582.9        11,060.7
                                             ========    ========     ======    ========     ========       =========
Capital expenditures (2):
  2000....................................   $  290.9    $  184.9     $  2.4    $  478.2     $    3.2       $   481.4
  1999....................................      428.4       212.3        3.4       644.1          6.3           650.4
  1998....................................      382.8       185.0        4.1       571.9          1.6           573.5
                                             ========    ========     ======    ========     ========       =========

--------------------------

(1) Detail presented in tables on page 53.

(2) Excludes property, plant and equipment acquired through acquisitions.

    Financial information regarding the Company's geographic segments is as follows:

                                                                                                        TOTAL
                                                           NORTH                  ASIA      SOUTH     GEOGRAPHIC
                                                          AMERICA     EUROPE    PACIFIC    AMERICA     SEGMENTS
                                                          --------   --------   --------   --------   ----------
Net sales:
  2000..................................................  $3,390.5   $  896.9    $760.0     $504.7     $5,552.1
  1999..................................................   3,319.4      968.8     814.9      419.8      5,522.9
  1998..................................................   3,163.3    1,052.0     522.6      568.4      5,306.3
                                                          ========   ========    ======     ======     ========
EBIT, excluding unusual items:
  2000..................................................  $  555.3   $   81.8    $123.9     $ 76.5     $  837.5
  1999..................................................     601.7      101.2     135.1       31.3        869.3
  1998..................................................     550.3      139.5      87.3       91.5        868.6
                                                          ========   ========    ======     ======     ========
Unusual items:
  2000:
    Charges related to consolidation of manufacturing
      capacity..........................................  $ (126.0)                         $  3.6     $ (122.4)
    Charges related to early retirement incentives and
      special termination benefits......................     (31.2)                                       (31.2)
    Charges related to impairment of property, plant,
      and equipment in India............................                         $(40.0)                  (40.0)
    Other...............................................                                      (3.6)        (3.6)

  1999:
    Gains related to the sales of two manufacturing
      facilities........................................      30.8                            10.0         40.8
    Charges related principally to restructuring costs
      and write-offs of certain assets in Europe and
      South America.....................................               $(10.8)               (10.0)       (20.8)

  1998:
    Charges for restructuring costs at certain
      international affiliates..........................                (46.8)     (3.6)     (22.2)       (72.6)
    Gain on termination of license agreement............      18.5                                         18.5
    Loss on sale of discontinued operation by equity
      investee..........................................                 (5.7)                             (5.7)

    The Company's net fixed assets by geographic segment are as follows:

                                                          UNITED
                                                          STATES    FOREIGN     TOTAL
                                                         --------   --------   --------
2000...................................................  $1,721.8   $1,563.1   $3,284.9
1999...................................................   1,755.0    1,689.1    3,444.1
1998...................................................   1,619.4    1,807.6    3,427.0
                                                         ========   ========   ========

Reconciliations to consolidated totals are as follows:
                                                           2000       1999       1998
                                                         --------   --------   --------
Net sales for reportable segments......................  $5,552.1   $5,522.9   $5,306.3
Royalties and net technical assistance.................      25.3       30.3       26.6
Equity earnings........................................      19.8       22.3       16.0
Interest income........................................      32.5       28.5       29.2
Other revenue..........................................     185.1      182.7      121.2
                                                         --------   --------   --------
  Total................................................  $5,814.8   $5,786.7   $5,499.3
                                                         ========   ========   ========
Earnings before income taxes, minority share owners'
  interests in earnings of subsidiaries, and
  extraordinary items:
  EBIT, excluding unusual items for reportable
    segments...........................................  $  837.5   $  869.3   $  868.6
  Unusual items excluded from reportable segment
    information........................................    (197.2)      20.0      (59.8)
  Eliminations and other retained, excluding unusual
    items..............................................      23.4        5.9        1.9
  Unusual items excluded from eliminations and other
    retained:
    2000:
      Adjustment of reserve for estimated future
        asbestos-related costs.........................    (550.0)
      Charges related to early retirement incentives
        and special termination benefits...............     (21.2)
      Other, principally software write-off............     (29.9)
    1998:
      Adjustment of reserve for estimated future
        asbestos-related costs.........................                          (250.0)
      Net charges for the settlement of certain
        environmental litigation and the reduction of
        previously established reserves................                            (0.9)
  Net interest expense.................................    (454.2)    (397.4)    (350.8)
                                                         --------   --------   --------
  Total................................................  $ (391.6)  $  497.8   $  209.0
                                                         ========   ========   ========

    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED). The following tables present selected financial data by quarter for the years ended December 31, 2000 and 1999:

                                                                       2000
                                             --------------------------------------------------------
                                              FIRST      SECOND      THIRD        FOURTH
                                             QUARTER    QUARTER    QUARTER(A)   QUARTER(B)    TOTAL
                                             --------   --------   ----------   ----------   --------
Net sales..................................  $1,345.6   $1,449.2    $1,430.3     $1,327.0    $5,552.1
                                             ========   ========    ========     ========    ========
Gross profit...............................  $  299.7   $  341.6    $  303.9     $  247.8    $1,193.0
                                             ========   ========    ========     ========    ========
Net earnings (loss):.......................  $   58.7   $   88.5    $ (449.2)    $   32.3    $ (269.7)
                                             ========   ========    ========     ========    ========
Earnings (loss) per share of common stock:
  (c)
  Basic:
    Net earnings (loss)....................  $   0.36   $   0.57    $  (3.12)    $   0.19    $  (2.00)
  Diluted:
    Net earnings (loss)....................  $   0.36   $   0.57    $  (3.12)    $   0.18    $  (2.00)
                                             ========   ========    ========     ========    ========

------------------------

(a) In the third quarter of 2000, the Company recorded pretax charges totaling $798.3 million ($513.1 million after tax and minority share owners' interests) for the following: (1) $550.0 million ($342.1 million after tax) related to adjustment of the reserve for estimated future asbestos-related costs; (2) $122.4 million ($77.3 million after tax and minority share owners' interests) related to the consolidation of manufacturing capacity;
    (3) a net charge of $52.4 million ($32.6 million after tax) related to early retirement incentives and special termination benefits for 350 United States salaried employees; (4) $40.0 million ($40.0 million after tax) related to the impairment of property, plant and equipment at the Company's facilities in India; and (5) $33.5 million ($21.1 million after tax and minority share owners' interests) related principally to the write-off of software and related development costs. The net after tax effect of these items is a reduction in earnings per share of $3.51 for the third quarter.

(b) In the fourth quarter of 2000, the Company recorded a benefit of $9.3 million to adjust net income tax liabilities in Italy as a result of recent legislation. The benefit of this item on earnings per share on both a basic and diluted basis was $0.06 for the fourth quarter.

(c) Earnings per share are computed independently for each period presented. Due to the net loss for the year, the year-to-date basic earnings per share is equal to the diluted earnings per share. As such, the sums of the amounts calculated separately for each quarter do not equal the year-to-date amount.

                                                                       1999
                                              ------------------------------------------------------
                                               FIRST       SECOND      THIRD      FOURTH
                                              QUARTER    QUARTER(A)   QUARTER    QUARTER     TOTAL
                                              --------   ----------   --------   --------   --------
Net sales...................................  $1,307.0    $1,423.1    $1,426.2   $1,366.6   $5,522.9
                                              ========    ========    ========   ========   ========
Gross Profit................................  $  307.2    $  354.7    $  314.0   $  250.6   $1,226.5
                                              ========    ========    ========   ========   ========
Earnings:
  Before extraordinary items................  $   69.3    $  110.9    $   77.5   $   41.4   $  299.1
  Extraordinary charges from early
    extinguishment of debt, net of
    applicable income taxes.................                                         (0.8)      (0.8)
                                              --------    --------    --------   --------   --------
Net earnings:...............................  $   69.3    $  110.9    $   77.5   $   40.6   $  298.3
                                              ========    ========    ========   ========   ========

                                                                       1999
                                              ------------------------------------------------------
                                               FIRST       SECOND      THIRD      FOURTH
                                              QUARTER    QUARTER(A)   QUARTER    QUARTER     TOTAL
                                              --------   ----------   --------   --------   --------
Earnings per share of common stock: (b)
  Basic:
    Before extraordinary items..............  $   0.41    $   0.68    $   0.46   $   0.24   $   1.80
    Extraordinary charges...................                                        (0.01)     (0.01)
                                              --------    --------    --------   --------   --------
  Net earnings:.............................  $   0.41    $   0.68    $   0.46   $   0.23   $   1.79
  Diluted:
    Before extraordinary items..............  $   0.41    $   0.67    $   0.46   $   0.24   $   1.79
    Extraordinary charges...................                                        (0.01)     (0.01)
                                              --------    --------    --------   --------   --------
  Net earnings:.............................  $   0.41    $   0.67    $   0.46   $   0.23   $   1.78
                                              ========    ========    ========   ========   ========

------------------------

(a) In the second quarter of 1999, the Company recorded: (1) gains totaling $40.8 million ($23.6 million after tax and minority share owners' interests) related to the sales of a U.S. glass container plant and a mold manufacturing business in Colombia and (2) charges totaling $20.8 million ($14.0 million after tax and minority share owners' interests) related principally to restructuring costs and write-offs of certain assets in Europe and South America. The net after tax amounts of these items was a credit of $9.6 million, or $.06 per share on both a basic and diluted basis for the second quarter.

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

    Information with respect to executive officers is included herein on pages 11 - 13.

ITEM 11. AND 13. EXECUTIVE COMPENSATION AND CERTAIN RELATIONSHIPS AND RELATED
                 TRANSACTIONS

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

                                    PART IV

ITEM 14.(A). EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

    Index of Financial Statements and Financial Statement Schedules Covered by Report of Independent Auditors.

                                                                 PAGE
                                                                 ----
Report of Independent Auditors..............................        27

Consolidated Balance Sheets at December 31, 2000 and 1999...     29-30

For the years ended December 31, 2000, 1999, and 1998

  Consolidated Results of Operations........................        28

  Consolidated Share Owners' Equity.........................        31

  Consolidated Cash Flows...................................        32

  Statement of Significant Accounting Policies..............     33-34

  Financial Review..........................................     35-53

  Exhibit Index.............................................     57-61

FINANCIAL STATEMENT SCHEDULE                                  SCHEDULE PAGE
----------------------------                                  -------------
For the years ended December 31, 2000, 1999, and 1998:

  II--Valuation and Qualifying Accounts (Consolidated)......       S-1

    All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule.

                                 EXHIBIT INDEX

         S-K
    ITEM 601 NO.                                             DOCUMENT
    ------------                   ------------------------------------------------------------
        3.1                --      Restated Certificate of Incorporation of Owens-Illinois,
                                   Inc. (filed as Exhibit 3.1 to the Registrant's Registration
                                   Statement, File No. 33-43224, and incorporated herein by
                                   reference).

        3.2                --      Bylaws of Owens-Illinois, Inc., as amended (filed as Exhibit
                                   3.2 to the Registrant's Registration Statement, File No.
                                   33-43224, and incorporated herein by reference).

        4.1                --      Indenture dated as of May 15, 1997, between Owens-Illinois,
                                   Inc. and The Bank of New York, as Trustee (filed as Exhibit
                                   4.1 to the Registrant's Form 8-K dated May 16, 1997, File
                                   No. 1-9576, and incorporated herein by reference).

        4.2                --      Indenture dated as of May 20, 1998, between Owens-Illinois,
                                   Inc. and The Bank of New York, as Trustee (filed as Exhibit
                                   4.1 to the Registrant's Form 8-K dated May 20, 1998, File
                                   No. 1-9576, and incorporated herein by reference).

        4.3                --      Certificate of Designations, Preferences and Relative,
                                   Participating, Optional and Other Special Rights of
                                   Preferred Stock and Qualifications, Limitations and
                                   Restrictions Thereof of Series A Exchangeable Preferred
                                   Stock, Series B Exchangeable Preferred Stock and Series C
                                   Exchangeable Preferred Stock of Owens-Illinois, Inc., dated
                                   October 30, 1992 (filed as Exhibit 3.5 to the Registrant's
                                   Annual Report on Form 10-K for the year ended December 31,
                                   1992, File No. 1-9576, and incorporated herein by
                                   reference).

        4.4                --      Certificate of Designations, Preferences and Relative,
                                   Participating, Optional and Other Special Rights of
                                   Preferred Stock and Qualifications, Limitations and
                                   Restrictions thereof of Convertible Preferred Stock of
                                   Owens-Illinois, Inc., dated May 15, 1998 (filed as Exhibit
                                   4.10 to the Registrant's Form 8-K dated May 20, 1998, File
                                   No. 1-9576, and incorporated herein by reference).

        4.5                --      Second Amended and Restated Credit Agreement, dated as of
                                   April 30, 1998, among Owens-Illinois, Inc. and certain of
                                   its subsidiaries and the lenders listed therein, including those named as managing agents, co-agents, lead managers,
                                   arrangers, offshore administrative agents, The Bank of Nova
                                   Scotia, NationsBank, N.A., Bank of America National Trust
                                   and Savings Association, and Bankers Trust Company including exhibits and schedules thereto (filed as Exhibit 4.1 to the
                                   Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 1-9576, and incorporated
                                   herein by reference).

       10.1                --      Lease Agreement dated as of May 21, 1980, between
                                   Owens-Illinois, Inc. and Leyden Associates Limited
                                   Partnership (filed as Exhibit 5 to the Registrant's
                                   Registration Statement, File No. 2-68022, and incorporated herein by reference).

       10.2*               --      Amended and Restated Owens-Illinois Supplemental Retirement
                                   Benefit Plan (filed as Exhibit 10.1 to the Registrant's
                                   Quarterly Report on Form 10-Q for the quarter ended June 30,
                                   1998, File No. 1-9576, and incorporated herein by
                                   reference).

       10.3*               --      First Amendment to Amended and Restated Owens-Illinois
                                   Supplemental Retirement Benefit Plan (filed herewith).

         S-K
    ITEM 601 NO.                                             DOCUMENT
    ------------                   ------------------------------------------------------------
       10.4*               --      Form of Employment Agreement between Owens-Illinois, Inc.
                                   and various Employees (filed as Exhibit 10(m) to the
                                   Registrant's Annual Report on Form 10-K for the year ended
                                   December 31, 1987, File No. 1-9576, and incorporated herein by reference).

       10.5*               --      Form of Non-Qualified Stock Option agreement between
                                   Owens-Illinois, Inc. and various Employees (filed as Exhibit
                                   10(1) to the Registrant's Annual Report on Form 10-K for the
                                   year ended December 31, 1987, File No. 1-9576, and
                                   incorporated herein by reference).

       10.6*               --      Form of Subscription Agreement between Owens-Illinois, Inc.
                                   and various Purchasers (filed as Exhibit 10(k) to the
                                   Registrant's Annual Report on Form 10-K for the year ended
                                   December 31, 1987, File No. 1-9576, and incorporated herein by reference).

       10.7*               --      Stock Option Plan for Directors of Owens-Illinois, Inc.
                                   (filed as Exhibit 4.3 to the Registrant's Form S-8, File No.
                                   33-57141, and incorporated herein by reference).

       10.8*               --      First Amendment to Stock Option Plan for Directors of
                                   Owens-Illinois, Inc. (filed as Exhibit 10.10 to the
                                   Registrant's Annual Report on Form 10-K for the year ended
                                   December 31, 1995, File No. 1-9576, and incorporated herein by reference).

       10.9*               --      Form of Non-Qualified Stock Option Agreement for use under the Stock Option Plan for Directors of Owens-Illinois, Inc.
                                   (filed as Exhibit 4.4 to Registrant's Form S-8, File No.
                                   33-57141, and incorporated herein by reference).

       10.10*              --      Second Amended and Restated Stock Option Plan for Key
                                   Employees of Owens-Illinois, Inc. (filed as Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year
                                   ended December 31, 1994, File No. 1-9576, and incorporated herein by reference).

       10.11*              --      First Amendment to Second Amended and Restated Stock Option
                                   Plan for Key Employees of Owens-Illinois, Inc. (filed as
                                   Exhibit 10.13 to the Registrant's Annual Report on Form 10-K
                                   for the year ended December 31, 1995, File No. 1-9576, and incorporated herein by reference).

       10.12*              --      Third Amendment to Second Amended and Restated Stock Option
                                   Plan for Key Employees of Owens-Illinois, Inc. (filed as
                                   Exhibit 10.1 to the Registrant's Quarterly Report on Form
                                   10-Q for the quarter ended September 30, 2000, File No.
                                   1-9576, and incorporated herein by reference.)

       10.13*              --      Second Amendment to Second Amended and Restated Stock Option
                                   Plan for Key Employees of Owens-Illinois, Inc. (filed as
                                   Exhibit 10.1 to the Registrant's Quarterly Report on Form
                                   10-Q for the quarter ended June 30, 1997, File No. 1-9576, and incorporated herein by reference).

       10.14*              --      Form of Non-Qualified Stock Option Agreement for use under the Amended and Restated Stock Option Plan for Key Employees
                                   of Owens-Illinois, Inc. (filed as Exhibit 10.21 to the
                                   Registrant's Annual Report on Form 10-K for the year ended
                                   December 31, 1994, File No. 1-9576, and incorporated herein by reference).

       10.15*              --      Form of First Amendment to Subscription Agreement between
                                   Owens-Illinois, Inc. and Robert J. Lanigan (filed as Exhibit
                                   10.19 to the Registrant's Annual Report on Form 10-K for the
                                   year ended December 31, 1990, File No. 1-9576, and
                                   incorporated herein by reference).

         S-K
    ITEM 601 NO.                                             DOCUMENT
    ------------                   ------------------------------------------------------------
       10.16*              --      Form of Non-Qualified Stock Option Agreement between
                                   Owens-Illinois, Inc., and Robert J. Lanigan (filed as
                                   Exhibit 10.21 to the Registrant's Annual Report on Form 10-K
                                   for the year ended December 31, 1990, File No. 1-9576, and incorporated herein by reference).

       10.17*              --      Form of First Amendment to Non-Qualified Stock Option
                                   Agreement between Owens-Illinois, Inc. and Robert J. Lanigan
                                   (filed as Exhibit 10.20 to the Registrant's Annual Report on
                                   Form 10-K for the year ended December 31, 1990, File No.
                                   1-9576, and incorporated herein by reference).

       10.18*              --      Amended and Restated Owens-Illinois, Inc. Senior Management
                                   Incentive Plan (filed as Exhibit 10.15 to the Registrant's
                                   Annual Report on Form 10-K for the year ended December 31,
                                   1993, File No. 1-9576, and incorporated herein by
                                   reference).

       10.19*              --      First Amendment to Amended and Restated Owens-Illinois, Inc.
                                   Senior Management Incentive Plan (filed as Exhibit 10-19 to the Registrant's Annual Report on Form 10-K for the year
                                   ended December 31, 1995, File No. 1-9576, and incorporated herein by reference).

       10.20*              --      Second Amendment to Amended and Restated Owens-Illinois,
                                   Inc. Senior Management Incentive Plan (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the
                                   quarter ended June 30, 1997, File No. 1-9576, and
                                   incorporated herein by reference).

       10.21*              --      Third Amendment to Amended and Restated Owens-Illinois, Inc.
                                   Senior Management Incentive Plan (filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the
                                   quarter ended June 30, 1997, File No. 1-9576, and
                                   incorporated herein by reference).

       10.22*              --      Amended and Restated Owens-Illinois, Inc. Performance Award
                                   Plan (filed as Exhibit 10.16 to the Registrant's Annual
                                   Report on Form 10-K for the year ended December 31, 1993,
                                   File No. 1-9576, and incorporated herein by reference).

       10.23*              --      First Amendment to Amended and Restated Owens-Illinois, Inc.
                                   Performance Award Plan (filed as Exhibit 10.4 to the
                                   Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 1-9576, and incorporated
                                   herein by reference).

       10.24*              --      Owens-Illinois, Inc. Corporate Officers Deferred
                                   Compensation Plan (filed as Exhibit 10.17 to the
                                   Registrant's Annual Report on Form 10-K for the year ended
                                   December 31, 1993, File No. 1-9576, and incorporated herein by reference).

       10.25*              --      First Amendment to Owens-Illinois, Inc. Corporate Officers
                                   Deferred Compensation Plan (filed as Exhibit 10.22 to the
                                   Registrant's Annual Report on Form 10-K for the year ended
                                   December 31, 1995, File No. 1-9576, and incorporated herein by reference).

       10.26*              --      Second Amendment to Owens-Illinois, Inc. Corporate Officers
                                   Deferred Compensation Plan (filed as Exhibit 10.2 to the
                                   Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 1-9576, and incorporated
                                   herein by reference).

       10.27               --      Third Amendment to Owens-Illinois, Inc. Corporate Officers
                                   Deferred Compensation Plan (filed herewith).

       10.28*              --      Termination of Owens-Illinois, Inc. Corporate Officers
                                   Deferred Compensation Plan (filed herewith).

         S-K
    ITEM 601 NO.                                             DOCUMENT
    ------------                   ------------------------------------------------------------
       10.29*              --      Owens-Illinois, Inc. Executive Savings Plan (filed as
                                   Exhibit 10.18 to the Registrant's Annual Report on Form 10-K
                                   for the year ended December 31, 1993, File No. 1-9576, and incorporated herein by reference).

       10.30*              --      First Amendment to Owens-Illinois, Inc. Executive Savings
                                   Plan (filed as Exhibit 10.24 to the Registrant's Annual
                                   Report on Form 10-K for the year ended December 31, 1995,
                                   File No. 1-9576, and incorporated herein by reference).

       10.31*              --      Second Amendment to Owens-Illinois, Inc. Executive Savings
                                   Plan (filed as Exhibit 10.25 to the Registrant's Annual
                                   Report on Form 10-K for the year ended December 31, 1995,
                                   File No. 1-9576, and incorporated herein by reference).

       10.32*              --      Third Amendment to Owens-Illinois, Inc. Executive Savings
                                   Plan (filed as Exhibit 10.1 to the Registrant's Quarterly
                                   Report on Form 10-Q for the quarter ended March 31, 1997,
                                   File No. 1-9576, and incorporated herein by reference).

       10.33*              --      Fourth Amendment to Owens-Illinois, Inc. Executive Savings
                                   Plan (filed herewith).

       10.34*              --      Termination of Owens-Illinois, Inc. Executive Savings Plan
                                   (filed herewith).

       10.35*              --      Owens-Illinois, Inc. Directors Deferred Compensation Plan
                                   (filed as Exhibit 10.26 to the Registrant's Annual Report on
                                   Form 10-K for the year ended December 31, 1995, File No.
                                   1-9576, and incorporated herein by reference).

       10.36*              --      First Amendment to Owens-Illinois, Inc. Directors Deferred
                                   Compensation Plan (filed as Exhibit 10.27 to the
                                   Registrant's Annual Report on Form 10-K for the year ended
                                   December 31, 1995, File No. 1-9576, and incorporated herein by reference).

       10.37*              --      Second Amendment to Owens-Illinois, Inc. Directors Deferred
                                   Compensation Plan (filed as Exhibit 10.2 to the Registrant's
                                   Quarterly Report on Form 10-Q for the quarter ended March
                                   31, 1997, File No. 1-9576, and incorporated herein by
                                   reference).

       10.38*              --      Amended and Restated 1997 Equity Participation Plan of
                                   Owens-Illinois, Inc. (filed as Exhibit 10.1 to the
                                   Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File No. 1-9576, and incorporated
                                   herein by reference).

       10.39*              --      Form of Non-Qualified Stock Option Agreement for use under the Amended and Restated 1997 Equity Participation Plan of
                                   Owens-Illinois, Inc. (filed as Exhibit 4.3 to the
                                   Registrant's Form S-8, File No. 333-47691, and incorporated herein by reference).

       10.40*              --      Form of Restricted Stock Agreement for use under the Amended and Restated 1997 Equity Participation Plan of
                                   Owens-Illinois, Inc. (filed as Exhibit 4.4 to the
                                   Registrant's Form S-8, File No. 333-47691, and incorporated herein by reference).

       10.41*              --      Form of Restricted Stock Agreement for use under the Amended and Restated 1997 Equity Participation Plan of
                                   Owens-Illinois, Inc. (filed as Exhibit 10.2 to the
                                   Registrant's Quarterly report on Form 10-Q for the quarter ended June 30, 1999, File No. 1-9576, and incorporated
                                   herein by reference).

       10.42*              --      Form of Phantom Stock Agreement for use under the Amended
                                   and Restated 1997 Equity Participation Plan of
                                   Owens-Illinois, Inc. (filed as Exhibit 10.3 to the
                                   Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File No. 1-9576, and incorporated
                                   herein by reference).

         S-K
    ITEM 601 NO.                                             DOCUMENT
    ------------                   ------------------------------------------------------------
       10.43*              --      Owens-Illinois, Inc. Executive Life Insurance Plan (filed as
                                   Exhibit 10.1 to the Registrant's Quarterly Report on Form
                                   10-Q for the quarter ended March 31, 2000, File No. 1-9576, and incorporated herein by reference).

       10.44*              --      Owens-Illinois, Inc. Death Benefit Only Agreement (filed as
                                   Exhibit 10.2 to the Registrant's Quarterly Report on Form
                                   10-Q for the quarter ended March 31, 2000, File No. 1-9576, and incorporated herein by reference).

       12                  --      Computation of Ratio of Earnings to Fixed Charges and
                                   Earnings to Combined Fixed Charges and Preferred Stock
                                   Dividends (filed herewith).

       21                  --      Subsidiaries of the Registrant (filed herewith).

       23.1                --      Consent of Independent Auditors (filed herewith).

       23.2                --      Consent of McCarter & English, LLP (filed herewith).

       24                  --      Owens-Illinois, Inc. Power of Attorney (filed herewith).

------------------------

* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c).

ITEM 14.(B).   REPORTS ON FORM 8-K

    No reports on Form 8-K were filed by the Registrant during the last quarter of 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 30, 2001                                   OWENS-ILLINOIS, INC.
                                                       (Registrant)

                                                       By:             /s/ JAMES W. BAEHREN
                                                            -----------------------------------------
                                                                         James W. Baehren
                                                                     CORPORATE SECRETARY AND
                                                                    ASSOCIATE GENERAL COUNSEL

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Owens-Illinois, Inc. and in the capacities and on the dates indicated.

                       SIGNATURES                                            TITLE
                       ----------                                            -----
                    Robert J. Dineen                      Director

                   Edward A. Gilhuly                      Director

                  James H. Greene, Jr.                    Director

                   Robert J. Lanigan                      Director

                   Joseph H. Lemieux                      Chairman of the Board of Directors and Chief
                                                          Executive Officer (Principal Executive
                                                          Officer); Director

                 John J. McMackin, Jr.                    Director

                  Michael W. Michelson                    Director

                   George R. Roberts                      Director

                       SIGNATURES                                            TITLE
                       ----------                                            -----
                  David G. Van Hooser                     Senior Vice President and Chief Financial
                                                          Officer (Principal Financial Officer)

                    Edward C. White                       Controller (Principal Accounting Officer)

                    Thomas L. Young                       Executive Vice President, Administration and
                                                          General Counsel; Director

Date: March 30, 2001

By:                    /s/ JAMES W. BAEHREN
             ----------------------------------------
                         James W. Baehren
                         ATTORNEY-IN-FACT

                     INDEX TO FINANCIAL STATEMENT SCHEDULE

FINANCIAL STATEMENT SCHEDULE OF OWENS-ILLINOIS, INC. AND SUBSIDIARIES:

    For the years ended December 31, 2000, 1999, and 1998:

                                                                PAGE
                                                              --------
II--Valuation and Qualifying Accounts (Consolidated)........    S-1

                              OWENS-ILLINOIS, INC.

         SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS (CONSOLIDATED)

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                             (MILLIONS OF DOLLARS)

Reserves deducted from assets in the balance sheets:

ALLOWANCES FOR LOSSES AND DISCOUNTS ON RECEIVABLES

                                                          ADDITIONS
                                                    ---------------------
                                       BALANCE AT   CHARGED TO                            BALANCE
                                       BEGINNING    COSTS AND     OTHER     DEDUCTIONS   AT END OF
                                       OF PERIOD     EXPENSES    (NOTE 2)    (NOTE 1)     PERIOD
                                       ----------   ----------   --------   ----------   ---------
2000.................................     $56.9        $68.0       $7.1        $62.1       $69.9
                                          =====        =====       ====        =====       =====
1999.................................     $56.9        $53.3       $ --        $53.3       $56.9
                                          =====        =====       ====        =====       =====
1998.................................     $52.9        $61.2       $ --        $57.2       $56.9
                                          =====        =====       ====        =====       =====

------------------------

(1) Deductions from allowances for losses and discounts on receivables represent uncollectible notes and accounts written off.

(2) Other for 2000 relates to acquisitions during the year.