Form 10-Q
period 2001-03-31
OWENS ILLINOIS INC /DE/
filed 2001-05-15
CIK 812074

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED MARCH 31, 2001
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                            ------------------------

                              OWENS-ILLINOIS, INC.

             (Exact name of registrant as specified in its charter)

                            ------------------------

          DELAWARE                        1-9576                       22-2781933
(State or other jurisdiction       (Commission File No.)              (IRS Employer
             of                                                    Identification No.)
      incorporation or
        organization)

  ONE SEAGATE, TOLEDO, OHIO                                               43666
    (Address of principal                                              (Zip Code)
     executive offices)

                                  419-247-5000

              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Owens-Illinois, Inc. $.01 par value common stock--145,070,548 shares at April 30, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

    The Condensed Consolidated Financial Statements presented herein are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated. Since the following unaudited condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

                              OWENS-ILLINOIS, INC.

                  CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
           (MILLIONS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                2001       2000
                                                              --------   --------
REVENUES:
  Net sales.................................................  $1,306.1   $1,345.6
  Royalties and net technical assistance....................       5.4        7.2
  Equity earnings...........................................       3.6        3.3
  Interest..................................................       6.5        6.8
  Other.....................................................      42.9       47.2
                                                              --------   --------
                                                               1,364.5    1,410.1

COSTS AND EXPENSES:
  Manufacturing, shipping, and delivery.....................   1,027.7    1,045.9
  Research and development..................................      10.2       10.5
  Engineering...............................................       6.8       11.8
  Selling and administrative................................      78.4       75.3
  Interest..................................................     113.5      115.2
  Other.....................................................      46.9       50.1
                                                              --------   --------
                                                               1,283.5    1,308.8
                                                              --------   --------

Earnings before items below.................................      81.0      101.3
Provision for income taxes..................................      27.2       40.5
Minority share owners' interests in earnings of
subsidiaries................................................       4.9        2.1
                                                              --------   --------
Net earnings................................................  $   48.9   $   58.7
                                                              ========   ========
Basic net earnings per share of common stock................  $   0.30   $   0.36
                                                              ========   ========
Weighted average shares outstanding (thousands).............   144,639    146,585
                                                              ========   ========
Diluted net earnings per share of common stock..............  $   0.30   $   0.36
                                                              ========   ========
Weighted diluted average shares (thousands).................   144,662    147,184
                                                              ========   ========

                            See accompanying notes.

                              OWENS-ILLINOIS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

             MARCH 31, 2001, DECEMBER 31, 2000, AND MARCH 31, 2000
                             (MILLIONS OF DOLLARS)

                                                              MARCH 31,   DEC. 31,    MARCH 31,
                                                                2001        2000        2000
                                                              ---------   ---------   ---------
                                            ASSETS
CURRENT ASSETS:
  Cash, including time deposits.............................  $  173.8    $   229.7   $   182.3
  Short-term investments, at cost which approximates
    market..................................................      14.8         19.7        39.7
  Receivables, less allowances for losses and discounts
    ($53.4 at March 31, 2001, $69.9 at December 31, 2000,
    and $61.9 at March 31, 2000)............................     820.5        770.9       880.3
  Inventories...............................................     858.1        862.4       873.2
  Prepaid expenses..........................................     167.2        199.0       140.2
                                                              --------    ---------   ---------
    Total current assets....................................   2,034.4      2,081.7     2,115.7

INVESTMENTS AND OTHER ASSETS:
  Equity investments........................................     179.3        181.4       190.5
  Repair parts inventories..................................     221.4        232.0       249.5
  Prepaid pension...........................................     796.1        770.9       770.1
  Insurance receivable for asbestos-related costs...........      88.9        200.7       205.3
  Deposits, receivables, and other assets...................     492.2        490.6       521.5
  Excess of purchase cost over net assets acquired, net of
    accumulated amortization ($620.9 at March 31, 2001
    $597.7 at December 31, 2000 and $527.5 at March 31,
    2000)...................................................   2,960.0      3,101.0     3,236.0
                                                              --------    ---------   ---------
    Total other assets......................................   4,737.9      4,976.6     5,172.9

Property, plant, and equipment, at cost.....................   5,467.8      5,662.4     5,732.2
Less accumulated depreciation...............................   2,349.1      2,377.5     2,229.8
                                                              --------    ---------   ---------
  Net property, plant, and equipment........................   3,118.7      3,284.9     3,502.4
                                                              --------    ---------   ---------
Total assets................................................  $9,891.0    $10,343.2   $10,791.0
                                                              ========    =========   =========

                             LIABILITIES AND SHARE OWNERS' EQUITY
CURRENT LIABILITIES:
  Short-term loans and long-term debt due within one year...  $  106.7    $   120.0   $   220.8
  Current portion of asbestos-related liabilities...........     200.0        180.0        85.0
  Accounts payable and other liabilities....................     931.3      1,018.0       941.2
                                                              --------    ---------   ---------
    Total current liabilities...............................   1,238.0      1,318.0     1,247.0

Long-term debt..............................................   5,537.1      5,729.8     5,782.3
Deferred taxes..............................................     233.6        218.2       426.2
Nonpension postretirement benefits..........................     289.7        296.1       308.7
Other liabilities...........................................     337.5        360.5       413.2
Asbestos-related liabilities................................     275.9        364.7        64.3
Commitments and contingencies...............................
Minority share owners' interests............................     166.0        172.9       184.4

                              OWENS-ILLINOIS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

             MARCH 31, 2001, DECEMBER 31, 2000, AND MARCH 31, 2000
                             (MILLIONS OF DOLLARS)

                                                              MARCH 31,   DEC. 31,    MARCH 31,
                                                                2001        2000        2000
                                                              ---------   ---------   ---------
SHARE OWNERS' EQUITY:
  Convertible preferred stock, par value $.01 per share,
    liquidation preference $50 per share, 9,050,000 shares
    authorized, issued and outstanding......................     452.5        452.5       452.5
  Exchangeable preferred stock..............................        --          3.4         3.4
  Common stock, par value $.01 per share 250,000,000 shares
    authorized, 157,999,945 shares issued and outstanding,
    less 12,929,397 treasury shares at March 31, 2001
    (156,973,143 issued and outstanding, less 12,018,700
    treasury shares at December 31, 2000 and 156,957,243
    issued and outstanding, less 10,000,000 treasury shares
    at March 31, 2000)......................................       1.6          1.6         1.6
  Capital in excess of par value............................   2,208.0      2,205.1     2,203.8
  Treasury stock, at cost...................................    (248.0)      (242.8)     (225.6)
  Retained earnings.........................................      13.1        (30.4)      337.4
  Accumulated other comprehensive income....................    (614.0)      (506.4)     (408.2)
                                                              --------    ---------   ---------
    Total share owners' equity..............................   1,813.2      1,883.0     2,364.9
                                                              --------    ---------   ---------
Total liabilities and share owners' equity..................  $9,891.0    $10,343.2   $10,791.0
                                                              ========    =========   =========

                            See accompanying notes.

                              OWENS-ILLINOIS, INC.

                       CONDENSED CONSOLIDATED CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                             (MILLIONS OF DOLLARS)

                                                                2001       2000
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings..............................................   $ 48.9     $ 58.7
  Non-cash charges (credits):
    Depreciation............................................    100.7      104.3
    Amortization of deferred costs..........................     32.8       36.3
    Gains on asset sales....................................    (12.0)        --
    Other...................................................    (24.9)     (33.7)
  Change in non-current operating assets....................     (9.0)      (0.7)
  Asbestos-related payments.................................    (68.8)     (26.9)
  Asbestos-related insurance proceeds.......................    111.8         --
  Reduction of non-current liabilities......................     (1.5)     (10.8)
  Change in components of working capital...................   (141.2)    (115.4)
                                                               ------     ------
    Cash provided by operating activities...................     36.8       11.8

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant, and equipment...............    (93.1)    (134.8)
  Acquisitions, net of cash acquired........................     (4.8)     (47.4)
  Net cash proceeds from divestitures.......................    113.6       16.6
                                                               ------     ------
    Cash provided by (utilized in) investing activities.....     15.7     (165.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additions to long-term debt...............................     39.3      304.4
  Repayments of long-term debt..............................   (119.6)    (241.1)
  Payment of convertible preferred stock dividends..........     (5.4)      (5.4)
  Treasury shares repurchased...............................     (5.2)        --
  Increase (decrease) in short-term loans...................     (9.6)      24.3
  Issuance of common stock and other........................      0.4        0.5
                                                               ------     ------
    Cash provided by (utilized in) financing activities.....   (100.1)      82.7
Effect of exchange rate fluctuations on cash................     (8.3)      (3.7)
                                                               ------     ------
Decrease in cash............................................    (55.9)     (74.8)
Cash at beginning of period.................................    229.7      257.1
                                                               ------     ------
Cash at end of period.......................................   $173.8     $182.3
                                                               ======     ======

                            See accompanying notes.

                              OWENS-ILLINOIS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      TABULAR DATA IN MILLIONS OF DOLLARS,
                       EXCEPT SHARE AND PER SHARE AMOUNTS

1.  EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

                                                              THREE MONTHS ENDED MARCH 31,
                                                              -----------------------------
                                                                  2001            2000
                                                              -------------   -------------
Numerator:
  Net earnings..............................................  $       48.9    $       58.7
  Preferred stock dividends:
    Convertible.............................................          (5.4)           (5.4)
    Exchangeable............................................            --            (0.1)
                                                              ------------    ------------
    Numerator for basic earnings per share--income available
      to common share owners................................          43.5            53.2
  Effect of dilutive securities--exchangeable preferred
    stock dividends.........................................            --             0.1
                                                              ------------    ------------
    Numerator for diluted earnings per share--income
      available to common share owners after assumed
      exchanges of preferred stock for common stock.........  $       43.5    $       53.3
                                                              ============    ============
Denominator:
  Denominator for basic earnings per share--weighted average
    shares outstanding......................................   144,688,664     146,584,972
  Effect of dilutive securities:
    Stock options...........................................         2,914         306,897
    Exchangeable preferred stock............................        20,799         291,804
                                                              ------------    ------------
  Dilutive potential common shares..........................        23,713         598,701
                                                              ------------    ------------
    Denominator for diluted earnings per share--adjusted
      weighted average shares and assumed exchanges of
      preferred stock for common stock......................   144,662,377     147,183,673
                                                              ============    ============
Basic earnings per share....................................  $       0.30    $       0.36
                                                              ============    ============
Diluted earnings per share..................................  $       0.30    $       0.36
                                                              ============    ============

    The Convertible preferred stock was not included in the computation of March 31, 2001 and March 31, 2000 diluted earnings per share since the result would have been antidilutive. Options to purchase 7,769,277 and 4,621,348 weighted average shares of common stock which were outstanding during the three months ended March 31, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

                              OWENS-ILLINOIS, INC.

                      TABULAR DATA IN MILLIONS OF DOLLARS,
                       EXCEPT SHARE AND PER SHARE AMOUNTS

2.  INVENTORIES

    Major classes of inventory are as follows (certain amounts from prior year have been reclassified to conform to current year presentation):

                                                   MARCH 31,   DEC. 31,   MARCH 31,
                                                     2001        2000       2000
                                                   ---------   --------   ---------
Finished goods...................................   $660.3      $651.9     $644.6
Work in process..................................      8.9        11.7       11.1
Raw materials....................................    120.8       130.6      131.0
Operating supplies...............................     68.1        68.2       86.5
                                                    ------      ------     ------
                                                    $858.1      $862.4     $873.2
                                                    ======      ======     ======

3.  LONG-TERM DEBT

    The following table summarizes the long-term debt of the Company:

                                                              MARCH 31,   DEC. 31,   MARCH 31,
                                                                2001        2000       2000
                                                              ---------   --------   ---------
Bank Credit Agreement:
  Revolving Credit Facility:
    Revolving Loans.........................................  $2,852.6    $2,857.0   $2,795.0
    Offshore Loans:
      Australian dollars--1.26 billion (1.39 billion at
        December 31, 2000; 1.39 billion at March 31,
        2000)...............................................     612.8       775.3      855.4
      British pounds--133.0 million (125.0 million at
        December 31, 2000; 135.0 million at March 31,
        2000)...............................................     188.7       186.8      213.3
      Italian lira--None outstanding (18.0 billion at
        December 31, 2000; 95.0 billion at March 31,
        2000)...............................................                   8.7       47.4
Senior Notes:
  7.85%, due 2004...........................................     300.0       300.0      300.0
  7.15%, due 2005...........................................     350.0       350.0      350.0
  8.10%, due 2007...........................................     300.0       300.0      300.0
  7.35%, due 2008...........................................     250.0       250.0      250.0
Senior Debentures:
  7.50%, due 2010...........................................     250.0       250.0      250.0
  7.80%, due 2018...........................................     250.0       250.0      250.0
Other.......................................................     213.8       232.8      222.7
                                                              --------    --------   --------
                                                               5,567.9     5,760.6    5,833.8
  Less amounts due within one year..........................      30.8        30.8       51.5
                                                              --------    --------   --------
    Long-term debt..........................................  $5,537.1    $5,729.8   $5,782.3
                                                              ========    ========   ========

    As of March 31, 2001, the Company's significant bank financing was provided under the April 1998 Second Amended and Restated Credit Agreement. The Second Amended and Restated Credit

                              OWENS-ILLINOIS, INC.

                      TABULAR DATA IN MILLIONS OF DOLLARS,
                       EXCEPT SHARE AND PER SHARE AMOUNTS

3.  LONG-TERM DEBT (CONTINUED)
Agreement provided for a $4.5 billion revolving credit facility, which included a $1.75 billion fronted offshore loan revolving facility denominated in certain foreign currencies, subject to certain sublimits, available to certain of the Company's foreign subsidiaries. At March 31, 2001, the Company had unused credit of $771.5 million available under the Second Amended Bank Credit Agreement. The weighted average interest rate on borrowings outstanding under the revolving credit facility at March 31, 2001, was 5.82%. The weighted average interest rate on borrowings outstanding under the offshore loan revolving facility at March 31, 2001, was 6.72%.

    As of April 23, 2001, certain of the Company's subsidiaries (the "Borrowers") entered into the Secured Credit Agreement (the "Agreement") with a group of banks, which expires on March 31, 2004. The Agreement provides for a $3.0 billion revolving credit facility (the "Revolving Credit Facility") and a $1.5 billion term loan (the "Term Loan"). The Agreement includes an Overdraft Account Facility providing for aggregate borrowings up to $50 million which reduce the amount available for borrowing under the Revolving Credit Facility. The Agreement also provides for the issuance of letters of credit totaling up to $500 million, which also reduce the amount available for borrowing under the Revolving Credit Facility. Borrowings under the Agreement were used to repay all amounts outstanding under, and terminate, the Company's Second Amended and Restated Credit Agreement.

    The interest rate on borrowings under the Revolving Credit Facility is, at the Borrowers' option, the prime rate or a reserve adjusted Eurodollar rate. The interest rate on borrowings under the Revolving Credit Facility also includes a margin linked to the Company's Consolidated Leverage Ratio, as defined in the Agreement. The margin is limited to ranges of 1.750% to 2.000% for Eurodollar loans and .750% to 1.000% for prime rate loans. The interest rate on Overdraft Account loans is the prime rate minus .500%. While no compensating balances are required by the Agreement, the Borrowers must pay a facility fee on the Revolving Credit Facility commitments of .500%.

    The interest rate on borrowings under the Term Loan is, at the Borrowers' option, the prime rate or a reserve adjusted Eurodollar rate. The interest rate on borrowings under the Term Loan also includes a margin of 2.500% for Eurodollar loans and 1.500% for prime rate loans.

    Borrowings under the Agreement are secured by substantially all the assets of the Company's domestic subsidiaries and certain foreign subsidiaries. Borrowings are also secured by a pledge of the intercompany debt and equity in most of the Company's domestic subsidiaries and certain stock of certain foreign subsidiaries.

    Under the terms of the Agreement, dividend payments with respect to the Company's Preferred or Common Stock and payments for redemption of shares of its Common Stock are subject to certain limitations. The Agreement also requires, among other things, the maintenance of certain financial ratios, and restricts the creation of liens and certain types of business activities and investments.

4.  CASH FLOW INFORMATION

    Interest paid in cash aggregated $77.6 million for the first quarter of 2001 and $68.2 million for the first quarter of 2000. Income taxes paid in cash totaled $8.2 million for the first quarter of 2001 and $8.7 million for the first quarter of 2000.

                              OWENS-ILLINOIS, INC.

                      TABULAR DATA IN MILLIONS OF DOLLARS,
                       EXCEPT SHARE AND PER SHARE AMOUNTS

5.  COMPREHENSIVE INCOME

    The Company's components of comprehensive income (loss) are net earnings and foreign currency translation adjustments. Total comprehensive income (loss) for the three month periods ended March 31, 2001 and 2000 amounted to $(58.7) million and $19.1 million, respectively.

6.  CONTINGENCIES

    The Company is one of a number of defendants (typically from 20 to 100 or more) in a substantial number of lawsuits filed in numerous state and federal courts by persons alleging bodily injury (including death) as a result of exposure to dust from asbestos fibers. From 1948 to 1958, one of the Company's former business units commercially produced and sold approximately $40 million of a high-temperature, clay-based insulating material containing asbestos. The Company exited the insulation business in April 1958. The traditional asbestos personal injury lawsuits and claims relating to such production and sale of asbestos material typically allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and punitive damages in various amounts (herein referred to as "asbestos claims").

    As of March 31, 2001, the Company estimates that it is a named defendant in asbestos lawsuits and claims involving approximately 21,000 plaintiffs and claimants.

    Additionally, the Company has claims-handling agreements in place with many plaintiff's counsel throughout the country. These agreements require evaluation and negotiation regarding whether particular claimants qualify under the criteria established by such agreements. The criteria for such claims include verification of a compensable illness, exposure to a product manufactured by the Company's former business unit during its manufacturing period ending in 1958, and viability of such claims under applicable statutes of limitations. The Company believes that the outcome of evaluations and negotiations conducted in 2000 and continuing into 2001 could result in resolution of a substantial number of claims pursuant to such agreements in addition to the resolution of certain of the pending asbestos claims.

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

    After establishing the additional liability in 1998, the Company continued to monitor the trends of matters which may affect its ultimate liability and continued to analyze the trends, developments and variables affecting or likely to affect the resolution of pending and future asbestos claims against the Company. The number of asbestos lawsuits and claims pending and filed against the Company since 1998 has exceeded the number estimated at that time. The trend of costs to resolve lawsuits and claims since 1998 has also been unfavorable compared to expectations. In addition, during 2000, Pittsburgh-

                              OWENS-ILLINOIS, INC.

                      TABULAR DATA IN MILLIONS OF DOLLARS,
                       EXCEPT SHARE AND PER SHARE AMOUNTS

6.  CONTINGENCIES (CONTINUED)
Corning, Babcock & Wilcox, Owens Corning, and Fibreboard Corporation sought protection under Chapter 11 of the Bankruptcy Code and during 2001, Armstrong World Industries, W.R. Grace & Co. and G-I Holdings (GAF) sought protection under Chapter 11 of the Bankruptcy Code.

    During the third quarter of 2000, the Company conducted a comprehensive review to determine whether further adjustments of asbestos-related assets or liabilities were appropriate. As a result of that review, as of September 30, 2000, the Company established an additional liability of $550 million to cover the Company's estimated indemnity payments and legal fees arising from outstanding asbestos personal injury lawsuits and claims and asbestos personal injury lawsuits and claims filed in the next several years, during which period the Company expects to receive the majority of the future asbestos-related lawsuits and claims that could involve the Company. Based on all the factors and matters relating to the Company's asbestos-related lawsuits and claims, the Company presently believes that its asbestos-related costs and liabilities, to the extent it is able reasonably to estimate such costs and liabilities, will not exceed by a material amount the sum of the available insurance reimbursement the Company believes it has and will have and the amount of the charges for asbestos-related costs described above.

7.  SEGMENT INFORMATION

    The Company operates in the rigid packaging industry. The Company has two reportable product segments within the rigid packaging industry: (1) Glass Containers and (2) Plastics Packaging. The Plastics Packaging segment consists of three business units--plastic containers, closure and specialty products, and prescription products. The Other segment consists primarily of the Company's labels and carriers products business unit, substantially all of which was divested in early 2001.

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

    Certain amounts from prior year have been reclassified to conform to current year presentation.

                              OWENS-ILLINOIS, INC.

                      TABULAR DATA IN MILLIONS OF DOLLARS,
                       EXCEPT SHARE AND PER SHARE AMOUNTS

7.  SEGMENT INFORMATION (CONTINUED)
    Financial information for the three-month periods ended March 31, 2001 and 2000 regarding the Company's product segments is as follows:

                                                                                         ELIMINATIONS
                                                                               TOTAL         AND
                                            GLASS      PLASTICS               PRODUCT       OTHER       CONSOLIDATED
                                          CONTAINERS   PACKAGING    OTHER     SEGMENTS     RETAINED        TOTALS
                                          ----------   ---------   --------   --------   ------------   ------------
Net sales:
  March 31, 2001........................    $841.5      $457.6      $ 7.0     $1,306.1                    $1,306.1
  March 31, 2000........................     883.9       443.2       18.5      1,345.6                     1,345.6
                                            ======      ======      =====     ========     ========       ========
EBIT, excluding unusual items:
  March 31, 2001........................    $120.8      $ 68.1      $(0.8)    $  188.1     $  (13.2)      $  174.9
  March 31, 2000........................     135.0        70.5        0.9        206.4          3.3          209.7
                                            ======      ======      =====     ========     ========       ========
Unusual items:
  March 31, 2001
    Gain on the sale of a minerals
      business in Australia.............    $ 10.3                            $   10.3                    $   10.3
    Gain on the sale of the Company's
      label business....................                            $ 2.8          2.8                         2.8
                                            ======      ======      =====     ========     ========       ========

    The reconciliation of EBIT to earnings before income taxes and minority share owners' interests in earnings of subsidiaries for the three-month periods ended March 31, 2001 and 2000 is as follows:

                                                              MARCH 31, 2001   MARCH 31, 2000
                                                              --------------   --------------
EBIT, excluding unusual items, for reportable segments......      $188.1           $206.4
Unusual items excluded from reportable segment
  information...............................................        13.1               --
Eliminations and other retained.............................       (13.2)             3.3
Net interest expense........................................      (107.0)          (108.4)
                                                                  ------           ------
Total.......................................................      $ 81.0           $101.3
                                                                  ======           ======

8.  NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by Statements Nos. 137 and 138) ("FAS
No. 133"), which is effective for financial statements for fiscal years beginning after June 15, 2000. FAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivative instruments be recognized as either assets or liabilities in the statement of financial position and that such instruments be measured at fair value. The adoption of FAS No. 133 by the Company was not material to the Company's financial position or results of operations.

                              OWENS-ILLINOIS, INC.

                      TABULAR DATA IN MILLIONS OF DOLLARS,
                       EXCEPT SHARE AND PER SHARE AMOUNTS

9.  CAPACITY REALIGNMENT PROGRAM

    In the third quarter of 2000, the Company recorded a charge of $122.4 million for capacity realignment and consolidation. The manufacturing capacity consolidations principally involved the closing of three U.S. glass container facilities and reflect technology-driven improvements in productivity, conversions from some juice and similar products to plastic containers, Company and customer decisions regarding pricing and volume, and the further concentration of production in the most strategic facilities. Selected information relating to the third quarter 2000 charge follows:

Remaining accrual as of December 31, 2000...................     57.7
Write-down of assets to net realizable value................     (1.7)
Net cash paid...............................................    (10.4)
                                                               ------
Remaining accrual as of March 31, 2001......................   $ 45.6
                                                               ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS--FIRST QUARTER 2001 COMPARED WITH FIRST QUARTER 2000

    The Company recorded net earnings of $48.9 million for the first quarter of 2001 compared to $58.7 million for the first quarter of 2000. Excluding the effects of the 2001 unusual items discussed below, the Company's first quarter 2001 net earnings of $36.9 million decreased $21.8 million, or 37.1% from 2000 first quarter net earnings of $58.7 million. Consolidated EBIT for the first quarter of 2001, excluding unusual items, was $174.9 million, a decrease of $34.8 million, or 16.6%, compared to the first quarter of 2000 EBIT of $209.7 million. The decrease is principally due to lower EBIT for the Glass Containers segment along with other factors discussed further below. Interest expense, net of interest income, decreased $1.4 million from the 2000 period due principally to lower levels of debt. Exclusive of unusual items, the Company's estimated effective tax rate for the first quarter of 2001 was 38.4%. This compares with an estimated rate of 40.0% for the first quarter of 2000 and the actual rate of 36.9% for the full year of 2000, excluding unusual items. The increase in the 2001 estimated rate compared to the full year of 2000 is primarily the result of the non-recurrence of certain international and domestic tax benefits and credits.

    Capsule segment results (in millions of dollars) for the first quarter of 2001 and 2000 were as follows:

                                                        NET SALES
                                                (UNAFFILIATED CUSTOMERS)         EBIT (A)
                                                -------------------------   -------------------
                                                   2001          2000       2001(B)      2000
                                                -----------   -----------   --------   --------
Glass Containers..............................    $  841.5      $  883.9     $131.1     $135.0
Plastics Packaging............................       457.6         443.2       68.1       70.5
Other.........................................         7.0          18.5        2.0        0.9
                                                  --------      --------     ------     ------
Segment totals................................     1,306.1       1,345.6      201.2      206.4
Eliminations and other retained costs.........                                (13.2)       3.3
                                                  --------      --------     ------     ------
Consolidated totals...........................    $1,306.1      $1,345.6     $188.0     $209.7
                                                  ========      ========     ======     ======

    (a) EBIT consists of consolidated earnings before interest income, interest expense, provision for income taxes, and minority share owners' interests in earnings of subsidiaries.

    (b) EBIT for 2001 includes gains totaling $13.1 related to the sale of the Company's label business and the sale of a minerals business in Australia. These items increased segment EBIT as follows: Glass Containers--$10.3 million; Other--$2.8 million.

    Consolidated net sales for the first quarter of 2001 decreased
$39.5 million, or 2.9%, over the prior year. Net sales of the Glass Containers segment decreased $42.4 million, or 4.8%, from 2000. In the United States, decreased sales were due in part to conversions of juice and iced tea bottles from glass to plastic containers. The combined U.S. dollar sales of the segment's foreign affiliates decreased slightly from the prior year. Increased shipments from the Company's operations throughout most of Europe, South America, and the Asia Pacific region were more than offset by the effects of a stronger U.S. dollar and lower shipments from the Company's operations in the United Kingdom. The effect of changing foreign currency exchange rates reduced U.S. dollar sales of the segment's foreign affiliates by approximately
$50 million. Net sales of the Plastics Packaging segment increased
$14.4 million, or 3.2%, over 2000, reflecting increased shipments of plastic containers for food and health care, prescription packaging, closures for food and beverages, and the effects of higher resin costs on pass-through arrangements with customers, partially offset by lower shipments of containers for juice and beverages. The effects of higher resin cost pass-throughs increased sales approximately $18 million compared to the first quarter of 2000.

    Excluding the effects of the 2001 unusual items, consolidated EBIT for the first quarter of 2001 decreased $34.8 million, or 16.6%, to $174.9 million from the 2000 EBIT of $209.7 million. EBIT of the Glass Containers segment decreased $14.2 million to $120.8 million, compared to $135.0 million in 2000. The combined U.S. dollar EBIT of the segment's foreign affiliates increased from prior year. Increased shipments from the Company's operations throughout most of Europe, South America, and the Asia Pacific region were partially offset by the effects of a stronger U.S. dollar, higher energy costs worldwide, and lower shipments from the Company's operations in the United Kingdom. In the United States, Glass Container EBIT decreased from 2000 principally as a result of higher costs for energy, as well as lower shipments of certain food containers due to conversions of juice and iced tea bottles from glass to plastic containers. EBIT of the Plastics Packaging segment decreased $2.4 million, or 3.4%, to $68.1 million compared to $70.5 million in 2000. Increased shipments of plastic containers for food and health care, prescription packaging, and closures for food and beverages were more than offset by lower shipments of juice and beverage containers. EBIT from eliminations and other retained costs decreased $16.5 million from 2000 reflecting lower net financial services income, lower pension income, and certain other employee benefit cost increases.

    The first quarter of 2001 includes pretax gains totaling $13.1 million ($12.0 million after tax) related to the sale of the Company's label business and the sale of a minerals business in Australia.

CAPITAL RESOURCES AND LIQUIDITY

    The Company's total debt at March 31, 2001 was $5.64 billion, compared to $5.85 billion at December 31, 2000 and $6.00 billion at March 31, 2000.

    At March 31, 2001, the Company had available credit totaling $4.5 billion under its April 1998 Second Amended and Restated Credit Agreement, of which $771.5 million had not been utilized. At December 31, 2000, the Company had $597.8 million of credit which had not been utilized under that Agreement. Cash provided by operating activities was $36.8 million for the first three months of 2001 compared to $11.8 million for the first three months of 2000.

    As of April 23, 2001, certain of the Company's subsidiaries entered into the Secured Credit Agreement (the "Agreement") with a group of banks, which expires on March 31, 2004. The Agreement provides for a $3.0 billion revolving credit facility and a $1.5 billion term loan. Borrowings under the Agreement were used to repay all amounts outstanding under, and terminate, the Company's Second Amended and Restated Credit Agreement.

    The Company anticipates that cash flow from its operations and from utilization of credit available through March 2004 under the Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations. The Company faces additional demands upon its liquidity for asbestos-related payments. Based on the Company's expectations regarding future payments for lawsuits and claims and its expectation of the collection of its insurance coverage for partial reimbursement for such lawsuits and claims, and also based on the Company's expected operating cash flow, the Company believes that the payment of any deferred amounts of previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits and claims associated with asbestos, will not have a material adverse effect upon the Company's liquidity on a short-term or long-term basis.

    The Company's Board of Directors has authorized the management of the Company to repurchase up to 20 million shares of the Company's common stock. During the first quarter of 2001, the Company redeemed the remaining outstanding shares of exchangeable preferred stock that were issued in 1993. The redeemed exchangeable preferred shares were equivalent to 910,697 shares of the Company's common stock. The Company repurchased these shares pursuant to its share repurchase plan for $5.2 million. Since July 1999, the Company has repurchased 12,929,397 shares for $248.0 million. The Company may purchase its common stock from time to time on the open market depending on market conditions and other factors. During the term of the Agreement, the Company's total share repurchases are limited to the lesser of two million shares or $25 million. The Company believes that cash flows from its operations and from utilization of credit available under the Agreement will be sufficient to fund any such repurchases in addition to the obligations mentioned in the previous paragraph.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    The Second Amended and Restated Credit Agreement provided, among other things, a $1.75 billion offshore revolving loan facility which was available to certain of the Company's foreign subsidiaries and denominated in certain foreign currencies. For further information about that facility and related foreign currency loan amounts outstanding, see Note 3 to the financial statements. All outstanding amounts were repaid with borrowings under the April 2001 Secured Credit Agreement, which are denominated in U.S. dollars. Amounts borrowed under the new agreement by foreign subsidiaries have been swapped into the subsidiaries' functional currencies.

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

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    For further information on legal proceedings, see Note 6 to the Condensed Consolidated Financial Statements, "Contingencies," that is included in Part I of this Report and is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:

    Exhibit 4.1                        Secured Credit Agreement, dated as of
                                       April 23, 2001, among certain
                                       subsidiaries of Owens-Illinois, Inc.
                                       and the lenders listed therein.

    Exhibit 12                         Computation of Ratio of Earnings to
                                       Fixed Charges and Earnings to
                                       Combined Fixed Charges and Preferred
                                       Stock Dividends

(b)  Reports on Form 8-K:

On March 21, 2001, the Registrant filed a Form 8-K which included a press release dated March 21, 2001 announcing that the Company has entered into a definitive agreement to sell its Harbor Capital Advisors business to Robeco Groep, N.V.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       OWENS-ILLINOIS, INC.

Date May 15, 2001                                      By:  /s/ DAVID G. VAN HOOSER
                                                            -----------------------------------------
                                                            David G. Van Hooser
                                                            SENIOR VICE PRESIDENT AND CHIEF FINANCIAL
                                                            OFFICER (PRINCIPAL FINANCIAL OFFICER)

                               INDEX TO EXHIBITS

EXHIBITS
--------
         4.1            Secured Credit Agreement, dated as of April 23, 2001, among certain subsidiaries of Owens-Illinois, Inc. and the lenders listed therein

          12            Computation of Ratio of Earnings to Fixed Charges and
                        Earnings to Combined Fixed Charges and Preferred Stock
                        Dividends