Form 10-Q
period 2001-06-30
OWENS ILLINOIS INC /DE/
filed 2001-08-14
CIK 812074

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q
(Mark one}

   |X|        Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                        For Quarter Ended June 30, 2001
                                       or

   |_|       Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                              Owens-Illinois, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    Delaware                         1-9576                     22-2781933
    --------                         ------                     ----------
(State or other                    (Commission                 (IRS Employer
jurisdiction of                     File No.)                Identification No.)
incorporation or
organization)

                 One SeaGate, Toledo, Ohio                        43666
--------------------------------------------------------------------------------
           (Address of principal executive offices)            (Zip Code)

                                  419-247-5000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Owens-Illinois, Inc. $.01 par value common stock - 146,485,848 shares at July 31, 2001.

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

                              OWENS-ILLINOIS, INC.
                  CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
                    Three months ended June 30, 2001 and 2000
            (Millions of dollars, except share and per share amounts)

                                                              2001          2000
                                                            --------      --------
Revenues:
   Net sales                                                $1,389.8      $1,449.2
   Royalties and net technical assistance                        7.5           6.3
   Equity earnings                                               5.3           5.0
   Interest                                                      8.4           8.2
   Other                                                       482.3          50.4
                                                            --------      --------

                                                             1,893.3       1,519.1

Costs and expenses:
   Manufacturing, shipping, and delivery                     1,083.3       1,107.6
   Research and development                                     10.2          13.1
   Engineering                                                   7.9           7.7
   Selling and administrative                                  101.5          65.6
   Interest                                                    116.9         121.4
   Other                                                       131.5          50.6
                                                            --------      --------

                                                             1,451.3       1,366.0
                                                            --------      --------

Earnings before items below                                    442.0         153.1

Provision for income taxes                                     193.1          60.3

Minority share owners' interests in earnings of
   subsidiaries                                                  1.3           4.3
                                                            --------      --------

Earnings before extraordinary item                             247.6          88.5

Extraordinary charge from early extinguishment of debt,
   net of applicable income taxes                               (4.1)
                                                            --------      --------

Net earnings                                                $  243.5      $   88.5
                                                            ========      ========

                    Three months ended June 30, 2001 and 2000

                                                                2001            2000
                                                            -----------      -----------
Basic net earnings per share of common stock:
   Earnings before extraordinary item                       $      1.67      $      0.57
   Extraordinary charge                                           (0.03)
                                                            -----------      -----------

Net earnings                                                $      1.64      $      0.57
                                                            ===========      ===========

Weighted average shares outstanding (thousands)                 144,872          146,441
                                                            ===========      ===========

Diluted net earnings per share of common stock:
   Earnings before extraordinary item                       $      1.61      $      0.57
   Extraordinary charge                                           (0.03)
                                                            -----------      -----------

Net earnings                                                $      1.58      $      0.57
                                                            ===========      ===========

Weighted diluted average shares outstanding (thousands)         153,697          146,917
                                                            ===========      ===========

                             See accompanying notes.

                              OWENS-ILLINOIS, INC.
                  CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
                     Six months ended June 30, 2001 and 2000
            (Millions of dollars, except share and per share amounts)

                                                              2001          2000
                                                            --------      --------
Revenues:
   Net sales                                                $2,695.9      $2,794.8
   Royalties and net technical assistance                       12.9          13.5
   Equity earnings                                               8.9           8.3
   Interest                                                     14.9          15.0
   Other                                                       525.2          97.6
                                                            --------      --------

                                                             3,257.8       2,929.2

Costs and expenses:
   Manufacturing, shipping, and delivery                     2,111.0       2,153.5
   Research and development                                     20.4          23.6
   Engineering                                                  14.7          19.5
   Selling and administrative                                  179.9         140.9
   Interest                                                    230.4         236.6
   Other                                                       178.4         100.7
                                                            --------      --------

                                                             2,734.8       2,674.8
                                                            --------      --------

Earnings before items below                                    523.0         254.4

Provision for income taxes                                     220.3         100.8

Minority share owners' interests in earnings of
   subsidiaries                                                  6.2           6.4
                                                            --------      --------

Earnings before extraordiary item                              296.5         147.2

Extraordinary charge from early extinguishment of debt,
   net of applicable income taxes                               (4.1)
                                                            --------      --------

Net earnings                                                $  292.4      $  147.2
                                                            ========      ========

                     Six Months ended June 30, 2001 and 2000

                                                                2001              2000
                                                            -----------      -----------
Basic net earnings per share of common stock:
   Earnings before extraordinary item                       $      1.98      $      0.93
   Extraordinary charge                                           (0.03)
                                                            -----------      -----------
   Net earnings                                             $      1.95      $      0.93
                                                            ===========      ===========

Weighted average shares outstanding (thousands)                 144,756          146,513
                                                            ===========      ===========

Diluted net earnings per share of common stock:
   Earnings before extraordinary item                       $      1.93      $      0.93
   Extraordinary charge                                           (0.03)
                                                            -----------      -----------

   Net earnings                                             $      1.90      $      0.93
                                                            ===========      ===========

Weighted diluted average shares outstanding (thousands)         153,638          147,050
                                                            ===========      ===========

                             See accompanying notes.

                              OWENS-ILLINOIS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               June 30, 2001, December 31, 2000, and June 30, 2000
                              (Millions of dollars)

                                                    June 30,     Dec. 31,      June 30,
                                                      2001         2000          2000
                                                   ---------    ---------     ---------
Assets
Current assets:
   Cash, including time deposits                   $   145.8    $   229.7     $   167.8
   Short-term investments, at cost which
       approximates market                              14.4         19.7          42.5
   Receivables, less allowances for losses and
      discounts ($49.4 at June 30, 2001, $69.9
      at December 31, 2000, and $59.6 at
      June 30, 2000)                                   883.7        770.9         928.4
   Inventories                                         815.5        862.4         849.7
   Prepaid expenses                                    163.4        199.0         138.0
                                                   ---------    ---------     ---------

         Total current assets                        2,022.8      2,081.7       2,126.4

Investments and other assets:
   Equity investments                                  177.9        181.4         188.3
   Repair parts inventories                            207.2        232.0         249.4
   Prepaid pension                                     815.4        770.9         789.1
   Insurance receivable for
      asbestos-related costs                            51.5        200.7         205.0
   Deposits, receivables, and other assets             574.8        490.6         508.3
   Excess of purchase cost over net assets
      acquired, net of accumulated
      amortization ($643.9 at June 30,
      2001, $597.7 at December 31, 2000,
      and $550.7 at June 30, 2000)                   2,958.8      3,101.0       3,154.0
                                                   ---------    ---------     ---------

         Total other assets                          4,785.6      4,976.6       5,094.1

Property, plant, and equipment, at cost              5,467.6      5,662.4       5,676.5
Less accumulated depreciation                        2,395.0      2,377.5       2,261.5
                                                   ---------    ---------     ---------

   Net property, plant, and equipment                3,072.6      3,284.9       3,415.0
                                                   ---------    ---------     ---------

Total assets                                       $ 9,881.0    $10,343.2     $10,635.5
                                                   =========    =========     =========

                                                             June 30,      Dec. 31,      June 30,
                                                               2001          2000          2000
                                                            ---------     ---------      ---------
Liabilities and Share Owners' Equity
Current liabilities:
   Short-term loans and long-term debt
      due within one year                                   $   107.6     $   120.0      $   168.8
   Current portion of asbestos-related liabilities              220.0         180.0          100.0
   Accounts payable and other liabilities                       857.6       1,018.0          902.5
                                                            ---------     ---------      ---------
         Total current liabilities                            1,185.2       1,318.0        1,171.3

Long-term debt                                                5,232.7       5,729.8        5,785.1

Deferred taxes                                                  393.7         218.2          449.4

Nonpension postretirement benefits                              282.4         296.1          301.0

Other liabilities                                               382.6         360.5          383.8

Asbestos-related liabilities                                    199.3         364.7            3.0

Commitments and contingencies

Minority share owners' interests                                151.3         172.9          182.4

Share owners' equity:
   Convertible preferred stock, par value
      $.01 per share, liquidation preference
      $50 per share, 9,050,000 shares
      authorized, issued and outstanding                        452.5         452.5          452.5
   Exchangeable preferred stock                                                 3.4            3.4
   Common stock, par value $.01 per share
      250,000,000 shares authorized, 159,415,245 shares
      issued and outstanding, less 12,929,397 treasury
      shares at June 30, 2001 (156,973,143 issued and
      outstanding, less 12,018,700 treasury shares at
      December 31, 2000 and 156,969,643 issued and
      outstanding less 10,702,000 treasury shares
      at June 30, 2000)                                           1.6           1.6            1.6
   Capital in excess of par value                             2,216.5       2,205.1        2,204.2
   Treasury stock, at cost                                     (248.0)       (242.8)        (234.9)
   Retained earnings (deficit)                                  251.2         (30.4)         420.6
   Accumulated other comprehensive income                      (620.0)       (506.4)        (487.9)
                                                            ---------     ---------      ---------

         Total share owners' equity                           2,053.8       1,883.0        2,359.5
                                                            ---------     ---------      ---------

Total liabilities and share owners' equity                  $ 9,881.0     $10,343.2      $10,635.5
                                                            =========     =========      =========

                             See accompanying notes.

                              OWENS-ILLINOIS, INC.
                        CONDENSED CONSOLIDATED CASH FLOWS
                     Six months ended June 30, 2001 and 2000
                              (Millions of dollars)

                                                                2001        2000
                                                               ------      ------
Cash flows from operating activities:
Earnings before extraordinary item                             $296.5      $147.2
   Non-cash charges (credits):
      Depreciation                                              200.2       209.0
      Amortization of deferred costs                             66.6        71.8
      Restructuring costs and write-offs of certain assets      123.3
      Gains on asset sales                                     (470.3)
      Deferred tax provision                                    160.8        44.4
      Other                                                     (40.4)      (84.1)
   Change in non-current operating assets                        (3.8)      (18.9)
   Asbestos-related payments                                   (125.4)      (73.2)
   Asbestos-related insurance proceeds                          149.2         0.3
   Reduction of non-current liabilities                          (3.1)       (1.4)
   Change in components of working capital                     (245.3)     (195.3)
                                                               ------      ------
      Cash provided by operating activities                     108.3        99.8

Cash flows from investing activities:
   Additions to property, plant, and equipment                 (219.9)     (249.6)
   Acquisitions, net of cash acquired                           (31.6)      (49.4)
   Net cash proceeds from divestitures                          581.5        25.5
                                                               ------      ------
      Cash provided by (utilized in) investing activities       330.0      (273.5)

Cash flows from financing activities:
   Additions to long-term debt                                3,673.6       457.7
   Repayments of long-term debt                              (4,089.2)     (340.7)
   Payment of finance fees                                      (62.1)
   Payment of convertible preferred stock dividends             (10.7)      (10.7)
   Treasury shares repurchased                                   (5.2)       (9.3)
   Decrease in short-term loans                                  (6.4)       (3.8)
   Issuance of common stock and other                             0.7         0.9
                                                               ------      ------
      Cash provided by (utilized in) financing activities      (499.3)       94.1

Effect of exchange rate fluctuations on cash                    (22.9)       (9.7)
                                                               ------      ------
Decrease in cash                                                (83.9)      (89.3)

Cash at beginning of period                                     229.7       257.1
                                                               ------      ------
Cash at end of period                                          $145.8      $167.8
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

                              OWENS-ILLINOIS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      Tabular data in millions of dollars,
                       except share and per share amounts

1. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

--------------------------------------------------------------------------------------------------------
                                                                           Three months ended
                                                                                  June 30,
                                                                    ------------------------------------
                                                                          2001                 2000
                                                                    ---------------      ---------------
Numerator:
   Earnings before extraordinary item                               $         247.6      $          88.5
   Preferred stock dividends:
      Convertible                                                              (5.4)                (5.4)
      Exchangeable                                                                                  (0.1)
--------------------------------------------------------------------------------------------------------
      Numerator for basic earnings per share -
      income available to common share owners                                 242.2                 83.0
   Effect of dilutive securities -
      exchangeable preferred stock dividends                                                         0.1
      convertible preferred stock dividends                                     5.4
--------------------------------------------------------------------------------------------------------
      Numerator for diluted earnings per share -
      income available to common share owners
      after assumed exchanges of preferred stock
      for common stock                                              $         247.6      $          83.1
========================================================================================================
Denominator:
   Denominator for basic earnings per share -
      weighted average shares outstanding                               144,871,523          146,441,285
   Effect of dilutive securities:
      Stock options                                                         235,829               87,833
      Exchangeable preferred stock                                                               387,849
      Convertible preferred stock                                         8,589,355
--------------------------------------------------------------------------------------------------------
   Dilutive potential common shares                                       8,825,184              475,682
--------------------------------------------------------------------------------------------------------
      Denominator for diluted earnings per share -
      adjusted weighted average shares and
      assumed exchanges of preferred stock
      for common stock                                                  153,696,707          146,916,967
========================================================================================================
Basic earnings per share                                            $          1.67      $          0.57
========================================================================================================
Diluted earnings per share                                          $          1.61      $          0.57
========================================================================================================

The Convertible preferred stock was not included in the computation of three months ended June 30, 2000 diluted earnings per share since the result would have been antidilutive. Options to purchase 7,803,516 and 6,155,332 weighted average shares of common stock which were outstanding during the three months ended June 30, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

-----------------------------------------------------------------------------------------------------
                                                                          Six months ended
                                                                              June 30,
                                                                 ------------------------------------
                                                                       2001                 2000
                                                                 ---------------      ---------------
Numerator:
   Earnings before extraordinary items                           $         296.5      $         147.2
   Preferred stock dividends:
      Convertible                                                          (10.7)               (10.7)
      Exchangeable                                                                               (0.1)
-----------------------------------------------------------------------------------------------------
      Numerator for basic earnings per share -
      income available to common share owners                              285.8                136.4
   Effect of dilutive securities -
      exchangeable preferred stock dividends                                                      0.1
   Convertible preferred stock dividends                                    10.7
-----------------------------------------------------------------------------------------------------
      Numerator for diluted earnings per share -
      income available to common share owners
      after assumed exchanges of preferred stock
      for common stock                                           $         296.5      $         136.5
=====================================================================================================
Denominator:
   Denominator for basic earnings per share -
      weighted average shares outstanding                            144,755,737          146,513,128
   Effect of dilutive securities:
      Stock options                                                      282,421              197,365
      Exchangeable preferred stock                                        10,400              339,827
      Convertible preferred stock                                      8,589,355
-----------------------------------------------------------------------------------------------------
   Dilutive potential common shares                                    8,882,176              537,192
-----------------------------------------------------------------------------------------------------
      Denominator for diluted earnings per share -
      adjusted weighted average shares and
      assumed exchanges of preferred stock
      for common stock                                               153,637,913          147,050,320
=====================================================================================================
Basic earnings per share                                         $          1.98      $          0.93
=====================================================================================================
Diluted earnings per share                                       $          1.93      $          0.93
=====================================================================================================

The Convertible preferred stock was not included in the computation of six months ended June 30, 2000 diluted earnings per share since the result would have been antidilutive. Options to purchase 7,786,397 and 5,388,340 weighted average shares of common stock which were outstanding during the six months ended June 30, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

2. INVENTORIES

Major classes of inventory are as follows (certain amounts from prior year have been reclassified to conform to current year presentation):

                                            June 30,      Dec. 31,      June 30,
                                              2001         2000          2000
                                           ---------     ---------     ---------
Finished goods                             $   619.2     $   651.9     $   633.3
Work in process                                  8.4          11.7          13.1
Raw materials                                  119.3         130.6         127.2
Operating supplies                              68.6          68.2          76.1
                                           ---------     ---------     ---------

                                           $   815.5     $   862.4     $   849.7
                                           =========     =========     =========

3. LONG-TERM DEBT

The following table summarizes the long-term debt of the Company:

------------------------------------------------------------------------------------------------------
                                                     June 30,             Dec. 31,           June 30,
                                                       2001                 2000               2000
                                                    ----------           ----------         ----------
Secured Credit Agreement:
  Revolving Credit Facility                         $ 2,309.0
  Term Loan                                           1,045.0
Second Amended and Restated Credit Agrement:
   Revolving Credit Facility:
      Revolving Loans                                                     $ 2,857.0          $ 2,859.0
         Offshore Loans:
            Australian Dolllars
               1.39 billion at December 31,
               2000; 1.39 billion at
               June 30, 2000                                                  775.3              794.9
            British Pounds
               125.0 million at December 31,
               2000; 134.0 million at
               June 30, 2000                                                  186.8              200.8
            Italian Lira
               18.0 billion at December 31,
               2000; 82.0 billion at
               June 30, 2000                                                    8.7               39.6
Senior Notes:
   7.85%, due 2004                                      300.0                 300.0              300.0
   7.15%, due 2005                                      350.0                 350.0              350.0
   8.10%, due 2007                                      300.0                 300.0              300.0
   7.35%, due 2008                                      250.0                 250.0              250.0
Senior Debentures:
   7.50%, due 2010                                      250.0                 250.0              250.0
   7.80%, due 2018                                      250.0                 250.0              250.0
Other                                                   207.7                 232.8              226.6
------------------------------------------------------------------------------------------------------
                                                      5,261.7               5,760.6            5,820.9

   Less amounts due within one year                      29.0                  30.8               35.8
------------------------------------------------------------------------------------------------------
      Long-term debt                                $ 5,232.7             $ 5,729.8          $ 5,785.1
======================================================================================================

In April 2001, certain of the Company's subsidiaries (the "Borrowers") entered into the Secured Credit Agreement (the "Agreement') with a group of banks, which expires on March 31, 2004. The Agreement provides for a $3.0 billion revolving credit facility (the "Revolving Credit Facility") and a $1.5 billion term loan (the "Term Loan"). The Agreement includes an Overdraft Account Facility providing for aggregate borrowings up to $50 million which reduce the amount available for borrowing under the Revolving Credit Facility. The Agreement also provides for the issuance of letters of credit totaling up to $500 million, which also reduce the amount available for borrowings under the Revolving Credit Facility. At June 30, 2001, the Company had unused credit of $602.8 million available under the Secured Credit Agreement.

Prior to April 2001, the Company's significant bank financing was provided under the April 1998 Second Amended and Restated Credit Agreement. The Second Amended and Restated Credit Agreement provided for a $4.5 billion revolving credit facility, which included a $1.75 billion fronted offshore loan revolving facility denominated in certain foreign currencies, subject to certain sublimits, available to certain of the Company's foreign subsidiaries Borrowings under the Secured Credit Agreement were used to repay all amounts outstanding under, and terminate, the Second Amended and Restated Credit Agreement.

The interest rate on borrowings under the Revolving Credit Facility is, at the Borrower's option, the Base Rate or a reserve adjusted Eurodollar rate. The interest rate on borrowings under the Revolving Credit Facility also includes a margin linked to the Company's Consolidated Leverage Ratio, as defined in the Agreement. The margin is limited to ranges of 1.75% to 2.00% for Eurodollar loans and .75% to 1.00% for Base Rate loans. The interest rate on Overdraft Account loans is the Base Rate minus .50%. The weighted average interest rate on borrowings outstanding under the Revolving Credit Facility at June 30, 2001 was 6.05%. While no compensating balances are required by the Agreement, the Borrowers must pay a facility fee on the Revolving Credit Facility commitments of .50%.

The interest rate on borrowings under the Term Loan is, at the Borrowers' option, the Base Rate or a reserve adjusted Eurodollar rate. The interest rate on borrowings under the Term Loan also includes a margin of 2.50% for Eurodollar loans and 1.50% for Base Rate loans. The weighted average interest rate on borrowings outstanding under the Term Loan at June 30, 2001 was 6.34%.

Borrowings under the Agreement are secured by substantially all the assets of the Company's domestic subsidiaries and certain foreign subsidiaries. Borrowings are also secured by a pledge of intercompany debt and equity in most of the Company's domestic subsidiaries and certain stock of certain foreign subsidiaries.

Under the terms of the Agreement, payments for redemption of shares of the Company's common stock are subject to certain limitations. Dividend payments with respect to the Company's Preferred or Common Stock may be impacted by certain covenants. The Agreement also requires, among other things, the maintenance of certain financial ratios, and restricts the creation of liens and certain types of business activities and investments.

During the second quarter of 2001, the Company sought and received consent from the holders of a majority of the principal amount of each of its six series of senior notes and debentures received consent to amend the indenture governing those securities. The amendments implement a previously announced offer by the Company and two of its principal subsidiaries to secure the Company's obligations under the indentures and the securities with a second lien on the intercompany debt and capital stock held by the two principal subsidiaries that own its glass container and plastics packaging businesses. In addition, the amendments also implement a previously announced offer by the two principal subsidiaries to guarantee the senior notes and debentures on a subordinated basis.

4. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS

The following presents condensed consolidating financial information for the Company, segregating: (1) Owens-Illinois, Inc. which issued the six series of senior notes and debentures (the "Parent"); (2) the two subsidiaries which have guaranteed the senior notes and debentures on a subordinated basis (the "Guarantor Subsidiaries"); and (3) all other subsidiaries (the "Non-Guarantor Subsidiaries"). The guarantor subsidiaries are wholly-owned direct and indirect subsidiaries of the Company and their guarantees are full, unconditional and joint and several. They have no operations and function only as intermediate holding companies. Separate financial statements of each of the guarantor subsidiaries are not presented because management believes that the additional information in such financial statements would not be material to investors.

Wholly-owned subsidiaries are presented on the equity basis of accounting. Certain reclassifications have been made to conform all of the financial information to the financial presentation on a consolidated basis. The principal eliminating entries eliminate investments in subsidiaries and inter-company balances and transactions.

The following unaudited information presents consolidating statements of operations, statements of cash flows, and balance sheets for the periods and as of the dates indicated.

                                                           June 30, 2001
                                 -------------------------------------------------------------------
                                                               Non-
                                               Guarantor    Guarantor
                                   Parent    Subsidiaries  Subsidiaries  Eliminations   Consolidated
                                 ----------  ------------  ------------  ------------   ------------
Balance Sheet

Current assets:
   Accounts receivable           $      --     $      --     $   883.7     $      --      $   883.7
   Inventories                                                   815.5                        815.5
   Other current
      assets                          83.2                       240.4                        323.6
                                 ---------     ---------     ---------     ---------      ---------

Total current assets                  83.2            --       1,939.6            --        2,022.8

Investments in and advances
   to subsidiaries                 3,981.6       3,981.6            --      (7,963.2)            --
Goodwill                                                       2,958.8                      2,958.8
Other non-current assets              68.8                     1,758.0                      1,826.8
                                 ---------     ---------     ---------     ---------      ---------
Total other assets                 4,050.4       3,981.6       4,716.8      (7,963.2)       4,785.6
Property, plant and
   equipment, net                                              3,072.6                      3,072.6
                                 ---------     ---------     ---------     ---------      ---------
Total assets                     $ 4,133.6     $ 3,981.6     $ 9,729.0     $(7,963.2)     $ 9,881.0
                                 =========     =========     =========     =========      =========
Current liabilities :
   Accounts payable and
      accrued liabilities        $    16.4     $      --     $   841.2     $      --      $   857.6
   Current portion of
      asbestos liability             220.0                                                    220.0
   Other current liabilities                                     107.6                        107.6
                                 ---------     ---------     ---------     ---------      ---------
Total current liabilities            236.4            --         948.8            --        1,185.2
Long-term debt                     1,700.0                     3,532.7                      5,232.7
Asbestos-related liabilities         199.3                                                    199.3
Other non-current
   liabilities                       (55.9)                    1,265.9                      1,210.0
Investment by and advances
   from parent                                   3,981.6       3,981.6      (7,963.2)            --
Share owners' equity               2,053.8                                                  2,053.8
                                 ---------     ---------     ---------     ---------      ---------
Total liabilities and
  share owners' equity           $ 4,133.6     $ 3,981.6     $ 9,729.0     $(7,963.2)     $ 9,881.0
                                 =========     =========     =========     =========      =========

                                                               December 31, 2000
                                   ---------------------------------------------------------------------------

                                                                     Non-
                                                   Guarantor      Guarantor
                                    Parent       Subsidiaries    Subsidiaries     Eliminations    Consolidated
                                   ---------     ------------    ------------     ------------    ------------
Balance Sheet

Current assets:
   Accounts receivable             $      --       $      --      $   770.9        $       --       $   770.9
   Inventories                                                        862.4                             862.4
   Other current
      assets                            68.0                          380.4                             448.4
                                   ---------       ---------      ---------        ----------       ---------
Total current assets                    68.0              --        2,013.7                --         2,081.7

Investments in and advances
   to subsidiaries                   6,651.9         6,651.9             --         (13,303.8)             --
Goodwill                                                            3,101.0                           3,101.0
Other non-current assets               226.7                        1,648.9                           1,875.6
                                   ---------       ---------      ---------        ----------       ---------
Total other assets                   6,878.6         6,651.9        4,749.9         (13,303.8)        4,976.6
Property, plant and
   equipment, net                                                   3,284.9                           3,284.9
                                   ---------       ---------      ---------        ----------       ---------
Total assets                       $ 6,946.6       $ 6,651.9      $10,048.5        $(13,303.8)      $10,343.2
                                   =========       =========      =========        ==========       =========

Current liabilities :
   Accounts payable and
      accrued liabilities          $    23.9       $      --      $   994.1        $       --       $ 1,018.0
   Current portion of
      asbestos liability               180.0                                                            180.0
   Other current liabilities                                          120.0                             120.0
                                   ---------       ---------      ---------        ----------       ---------
Total current liabilities              203.9              --        1,114.1                --         1,318.0

Long-term debt                       4,557.0                        1,172.8                           5,729.8
Asbestos-related liabilities           364.7                                                            364.7
Other non-current
   liabilities                         (62.0)                       1,109.7                           1,047.7
Investment by and advances
   from parent                                       6,651.9        6,651.9         (13,303.8)             --
Share owners' equity                 1,883.0                                                          1,883.0
                                   ---------       ---------      ---------        ----------       ---------

Total liabilities and
  share owners' equity             $ 6,946.6       $ 6,651.9      $10,048.5        $(13,303.8)      $10,343.2
                                   =========       =========      =========        ==========       =========

                                                                June 30, 2000
                                   --------------------------------------------------------------------------

                                                                    Non-
                                                  Guarantor      Guarantor
                                     Parent     Subsidiaries    Subsidiaries    Eliminations     Consolidated
                                   ---------    ------------    ------------    ------------     ------------
Balance Sheet

Current assets:
   Accounts receivable             $      --      $      --      $   928.4        $       --       $   928.4
   Inventories                                                       849.7                             849.7
   Other current
      assets                            37.8                         310.5                             348.3
                                   ---------      ---------      ---------        ----------       ---------

Total current assets                    37.8             --        2,088.6                --         2,126.4

Investments in and advances
   to subsidiaries                   6,843.8        6,843.8             --         (13,687.6)             --
Goodwill                                                           3,154.0                           3,154.0
Other non-current assets               236.0                       1,704.1                           1,940.1
                                   ---------      ---------      ---------        ----------       ---------
Total other assets                   7,079.8        6,843.8        4,858.1         (13,687.6)        5,094.1
Property, plant and
   equipment, net                                                  3,415.0                           3,415.0
                                   ---------      ---------      ---------        ----------       ---------
Total assets                       $ 7,117.6      $ 6,843.8      $10,361.7        $(13,687.6)      $10,635.5
                                   =========      =========      =========        ==========       =========

Current liabilities :
   Accounts payable and
      accrued liabilities          $    26.4      $      --      $   876.1        $       --       $   902.5
   Current portion of
      asbestos-liability               100.0                                                           100.0
   Other current liabilities                                         168.8                             168.8
                                   ---------      ---------      ---------        ----------       ---------
Total current liabilities              126.4             --        1,044.9                --         1,171.3
Long-term debt                       4,555.0                       1,230.1                           5,785.1
Asbestos-related liabilities             3.0                                                             3.0
Other non-current
   liabilities                          73.7                       1,242.9                           1,316.6
Investment by and advances
   from parent                                      6,843.8        6,843.8         (13,687.6)             --
Share owners' equity                 2,359.5                                                         2,359.5
                                   ---------      ---------      ---------        ----------       ---------
Total liabilities and
  share owners' equity             $ 7,117.6      $ 6,843.8      $10,361.7        $(13,687.6)      $10,635.5
                                   =========      =========      =========        ==========       =========

                                                            Three Months Ended June 30, 2001
                                       ------------------------------------------------------------------------

                                                                         Non-
                                                      Guarantor       Guarantor
                                        Parent      Subsidiaries     Subsidiaries    Eliminations  Consolidated
                                       --------     ------------     ------------    ------------  ------------
Results of Operations

Net sales                              $     --        $     --        $1,389.8        $     --      $1,389.8
Interest                                   48.4            48.7             8.4           (97.1)          8.4
Equity earnings                           247.9           247.7             5.3          (495.6)          5.3
Other revenue                                                             489.8                         489.8
                                       --------        --------        --------        --------      --------
   Total revenue                          296.3           296.4         1,893.3          (592.7)      1,893.3

Manufacturing, shipping,
   and delivery                                                         1,083.3                       1,083.3
Other selling and
   administrative costs                                                   251.1                         251.1
Interest expense                           48.8            48.4           116.8           (97.1)        116.9
                                       --------        --------        --------        --------      --------
   Total costs and expense                 48.8            48.4         1,451.2           (97.1)      1,451.3

Earnings before items below               247.5           248.0           442.1          (495.6)        442.0

Provision for income taxes                 (0.1)            0.1           193.1                         193.1

Minority share owners' interests
   in earnings of subsidiaries                                              1.3                           1.3
                                       --------        --------        --------        --------      --------
Earnings before
   extraordinary item                     247.6           247.9           247.7          (495.6)        247.6

Extraordinary charge                       (4.1)           (4.1)           (4.1)            8.2          (4.1)
                                       --------        --------        --------        --------      --------

Net income (loss)                      $  243.5        $  243.8        $  243.6        $ (487.4)     $  243.5
                                       ========        ========        ========        ========      ========

                                                         Three Months Ended June 30, 2000
                                       -----------------------------------------------------------------------

                                                                         Non-
                                                     Guarantor        Guarantor
                                        Parent      Subsidiaries     Subsidiaries   Eliminations  Consolidated
                                       --------     ------------     ------------   ------------  ------------
Results of Operations

Net sales                              $     --        $     --        $1,449.2       $     --      $1,449.2
Interest                                   85.5            77.2             8.2         (162.7)          8.2
Equity earnings                            90.7            92.9             5.0         (183.6)          5.0
Other revenue                                               4.8            51.9                         56.7
                                       --------        --------        --------       --------      --------
   Total revenue                          176.2           174.9         1,514.3         (346.3)      1,519.1

Manufacturing, shipping,
   and delivery                                                         1,107.6                      1,107.6
Other selling and
   administrative costs                                                   136.7                        136.7
Interest expense                           88.6            85.5           110.0         (162.7)        121.4
                                       --------        --------        --------       --------      --------
   Total costs and expense                 88.6            85.5         1,354.3         (162.7)      1,365.7

Earnings before items below                87.6            89.4           160.0         (183.6)        153.4

Provision for income taxes                 (1.2)           (1.3)           62.8                         60.3

Minority share owners' interests
   in earnings of subsidiaries                                              4.3                          4.3
                                       --------        --------        --------       --------      --------

Net income (loss)                      $   88.8        $   90.7        $   92.9       $ (183.6)     $   88.8
                                       ========        ========        ========       ========      ========

                                                             Six Months Ended June 30, 2001
                                       ------------------------------------------------------------------------

                                                                         Non-
                                                      Guarantor       Guarantor
                                        Parent       Subsidiaries    Subsidiaries    Eliminations  Consolidated
                                       --------      ------------    ------------    ------------  ------------
Results of Operations

Net sales                              $     --        $     --        $2,695.9        $     --      $2,695.9
Interest                                  130.8           131.7            14.9          (262.5)         14.9
Equity earnings                           298.2           297.6             8.9          (595.8)          8.9
Other revenue                                                             538.1                         538.1
                                       --------        --------        --------        --------      --------
   Total revenue                          429.0           429.3         3,257.8          (858.3)      3,257.8

Manufacturing, shipping,
   and delivery                                                         2,111.0                       2,111.0
Other selling and
   administrative costs                                                   393.4                         393.4
Interest expense                          133.6           130.8           228.5          (262.5)        230.4
                                       --------        --------        --------        --------      --------
   Total costs and expense                133.6           130.8         2,732.9          (262.5)      2,734.8

Earnings before items below               295.4           298.5           524.9          (595.8)        523.0

Provision for income taxes                 (1.1)            0.3           221.1                         220.3

Minority share owners' interests
   in earnings of subsidiaries                                              6.2                           6.2
                                       --------        --------        --------        --------      --------
Earnings before
   extraordinary item                     296.5           298.2           297.6          (595.8)        296.5

Extraordinary charge                       (4.1)           (4.1)           (4.1)            8.2          (4.1)
                                       --------        --------        --------        --------      --------

Net income (loss)                      $  292.4        $  294.1        $  293.5        $ (587.6)     $  292.4
                                       ========        ========        ========        ========      ========

                                                              Six Months Ended June 30, 2000
                                       -----------------------------------------------------------------------

                                                                          Non-
                                                      Guarantor       Guarantor
                                        Parent       Subsidiaries    Subsidiaries   Eliminations  Consolidated
                                       --------      ------------    ------------   ------------  ------------
Results of Operations

Net sales                              $     --        $     --        $2,794.8       $     --      $2,794.8
Interest                                  164.3           148.6            15.0         (312.9)         15.0
Equity earnings                           151.3           158.1             8.3         (309.4)          8.3
Other revenue                                               4.8           106.3                        111.1
                                       --------        --------        --------       --------      --------
   Total revenue                          315.6           311.5         2,924.4         (622.3)      2,929.2

Manufacturing, shipping,
   and delivery                                                         2,153.5                      2,153.5
Other selling and
   administrative costs                                                   284.7                        284.7
Interest expense                          170.9           164.3           214.3         (312.9)        236.6
                                       --------        --------        --------       --------      --------
   Total costs and expense                170.9           164.3         2,652.5         (312.9)      2,674.8

Earnings before items below               144.7           147.2           271.9         (309.4)        254.4

Provision for income taxes                 (2.5)           (4.1)          107.4                        100.8

Minority share owners' interests
   in earnings of subsidiaries                                              6.4                          6.4
                                       --------        --------        --------       --------      --------

Net income (loss)                      $  147.2        $  151.3        $  158.1       $ (309.4)     $  147.2
                                       ========        ========        ========       ========      ========

                                                    Six Months Ended June 30, 2001
                                   --------------------------------------------------------------------

                                                                 Non-
                                                Guarantor     Guarantor
                                    Parent    Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                   --------   ------------   ------------   ------------   ------------
Cash Flows

Cash provided by
   (used in) operating
   activities                      $ 14.2       $   0.6         $  93.5         $   --         $108.3

Cash provided by
   (used in) investing
   activities                                                     330.0                         330.0

Cash provided by
(used in) financing
   activities                       (14.2)         (0.6)         (484.5)                       (499.3)

Effect of exchange
   rate change on cash                                            (22.9)                        (22.9)
                                   ------        ------          ------         ------         ------
Net change in cash                     --            --           (83.9)            --          (83.9)

Cash at beginning
   of period                                                      229.7                         229.7
                                   ------        ------          ------         ------         ------
Cash at end
   of period                       $   --        $   --          $145.8         $   --         $145.8
                                   ======        ======          ======         ======         ======

                                                    Six Months Ended June 30, 2000
                                   --------------------------------------------------------------------

                                                                 Non-
                                                Guarantor     Guarantor
                                    Parent    Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                   --------   ------------   ------------   ------------   ------------
Cash Flows

Cash provided by
   (used in) operating
   activities                      $(50.3)       $(11.6)         $161.7         $   --         $ 99.8

Cash provided by
   (used in) investing
   activities                                      12.5          (286.0)                       (273.5)

Cash provided by
(used in) financing
   activities                        50.3          (0.9)           44.7                          94.1

Effect of exchange
   rate change on cash                                             (9.7)                         (9.7)
                                   ------        ------          ------         ------         ------
Net change in cash                     --            --           (89.3)            --          (89.3)

Cash at beginning
   of period                                                      257.1                         257.1
                                   ------        ------          ------         ------         ------
Cash at end
   of period                       $   --        $   --          $167.8         $   --         $167.8
                                   ======        ======          ======         ======         ======

5. CASH FLOW INFORMATION

Interest paid in cash aggregated $216.8 million and $237.2 million for the six months ended June 30, 2001 and June 30, 2000, respectively. Income taxes paid in cash totaled $38.8 million and $34.1 million for the six months ended June 30, 2001 and June 30, 2000, respectively.

6. COMPREHENSIVE INCOME

The Company's components of comprehensive income are net earnings and foreign currency translation adjustments. Total comprehensive income for the three month periods ended June 30, 2001 and 2000 amounted to $237.5 million and $8.8 million, respectively. Total comprehensive income for the six month periods ended June 30, 2001 and 2000 amounted to $178.8 million and $27.9 million, respectively.

7. CONTINGENCIES

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

As of June 30, 2001 the Company estimates that it is a named defendant in asbestos lawsuits and claims involving approximately 23,000 plaintiffs and claimants.

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

Financial information for the three month periods ended June 30, 2001 and 2000 regarding the Company's product segments is as follows:

------------------------------------------------------------------------------------------------------------------------
                                                                                             Elimina-
                                                                                               tions
                                                                                Total           and            Consoli-
                                  Glass        Plastics                        Product         Other            dated
                               Containers      Packaging        Other         Segments        Retained          Totals
------------------------------------------------------------------------------------------------------------------------
Net sales:
   June 30, 2001                 $ 899.4         $ 487.7        $ 2.7        $ 1,389.8                        $ 1,389.8
   June 30, 2000                   952.1           478.4         18.7          1,449.2                          1,449.2
========================================================================================================================
EBIT, excluding unusual items:
   June 30, 2001                 $ 153.9         $  68.3        $(0.9)       $   221.3         $ (8.8)        $   212.5
   June 30, 2000                   180.6            75.5          1.2            257.3            9.0             266.3
========================================================================================================================
Unusual items:
  June 30, 2001
  Gain on the sale of
     the Company's
     Harbor Capital
     business                                                                                  $457.3         $   457.3
   Restructuring and
     impairment
     charges                     $ (64.3)        $ (15.6)                    $   (79.9)                           (79.9)
   Special employee
      benefit programs              (7.6)           (3.5)                        (11.1)         (19.8)            (30.9)
   Contingencies
      related to a
      previous
      acquisition                                   (8.5)                         (8.5)                            (8.5)
========================================================================================================================

The reconciliation of EBIT to earnings before income taxes and minority share owners' interests in earnings of subsidiaries for the three month periods ended June 30, 2001 and 2000 is as follows:

---------------------------------------------------------------------------------------
                                                        June 30, 2001     June 30, 2000
---------------------------------------------------------------------------------------
EBIT, excluding unusual items for
   reportable segments                                   $     221.3        $     257.3
Unusual items excluded from reportable segment
   information                                                 (99.5)
Eliminations and other retained                                 (8.8)               9.0
Unusual items excluded from eliminations and other
   retained                                                    437.5
Net interest expense                                          (108.5)            (113.2)
---------------------------------------------------------------------------------------
Total                                                    $     442.0        $     153.1
=======================================================================================

Financial information for the six-month periods ended June 30, 2001 and 2000 regarding the Company's product segments is as follows:

------------------------------------------------------------------------------------------------------------------------
                                                                                             Elimina-
                                                                                              tions
                                                                                 Total          and           Consoli-
                                        Glass       Plastics                    Product        Other           dated
                                     Containers     Packaging      Other        Segments      Retained         Totals
------------------------------------------------------------------------------------------------------------------------
Net sales:
   June 30, 2001                     $ 1,740.9        $ 945.3      $  9.7      $ 2,695.9                      $ 2,695.9
   June 30, 2000                       1,836.0          921.6        37.2        2,794.8                        2,794.8
========================================================================================================================
EBIT, excluding unusual items:
   June 30, 2001                     $   274.7        $ 136.4      $ (1.7)     $   409.4       $  (22.0)      $   387.4
   June 30, 2000                         315.6          146.0         2.1          463.7           12.3           476.0
========================================================================================================================

Unusual items:
  June 30, 2001
  Gain on the sale of a
     minerals business in
     Australia                       $    10.3                                 $    10.3                      $    10.3
  Gain on the sale of the
     Company's label
     business                                                      $  2.8            2.8                            2.8
  Gain on the sale of
     the Company's
     Harbor Capital
     business                                                                                  $  457.3           457.3
  Restructuring and
     impairment
     charges                             (64.3)       $ (15.6)                     (79.9)                         (79.9)
  Special employee
     benefit programs                     (7.6)          (3.5)                     (11.1)         (19.8)          (30.9)
  Contingencies
     related to a
     previous
     acquisition                                         (8.5)                      (8.5)                          (8.5)
========================================================================================================================

The reconciliation of EBIT to earnings before income taxes and minority share owners' interests in earnings of subsidiaries for the six month periods ended June 30, 2001 and 2000 is as follows:

-------------------------------------------------------------------------------------------
                                                         June 30, 2001        June 30, 2000
-------------------------------------------------------------------------------------------
EBIT, excluding unusual items for
   reportable segments                                         $ 409.4              $ 463.7
Unusual items excluded from reportable segment
   information                                                   (86.4)
Eliminations and other retained                                  (22.0)                12.3
Unusual items excluded from eliminations and other
   retained                                                      437.5
Net interest expense                                            (215.5)              (221.6)
-------------------------------------------------------------------------------------------
Total                                                          $ 523.0              $ 254.4
===========================================================================================

9. NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS No. 141") which is effective for business combinations completed after June 30, 2001. Also in July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS No. 142"), which is effective for goodwill acquired after June 30, 2001. For goodwill acquired prior to June 30, 2001, FAS No. 142 will be effective for fiscal years beginning after December 15, 2001. Under FAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized but will be reviewed annually (or more frequently if impairment indicators arise) for impairment. The Company has not assessed the impact on earnings that the elimination of the amortization of goodwill will have on future earnings and the effect that the impairment test will have on recorded goodwill. As provided in FAS No. 142, impairment testing will be completed during 2002.

10. RESTRUCTURING ACCRUALS

In the second quarter of 2001, the Company recorded charges of $79.9 million, principally related to restructuring and impairment at certain of the Company's international and domestic operations. The majority of the charges ($48.4 million) relates to the impairment of assets at the Company's affiliate in Puerto Rico and the consolidation of manufacturing capacity and the closing of a facility in Venezuela. The balance of the charges principally relates to consolidation of capacity at certain domestic and international facilities in response to decisions about pricing and market strategy. The Company expects its actions related to these restructuring and impairment charges to be completed during the next several quarters.

In the third quarter of 2000, the Company recorded a charge of $122.4 million for capacity realignment and consolidation. The manufacturing capacity consolidations principally involved the closing of three U.S. glass container facilities and reflect technology-driven improvements in productivity, conversions from some juice and similar products to plastic containers, Company and customer decisions regarding pricing and volume, and the further concentration of production in the most strategic facilities. The Company expects that it will continue to make cash payments over the next several quarters for severance, benefits, and on-going closing costs related to the closing of these facilities.

Selected information relating to the restructuring accruals follows:

                                     Third         Second
                                  Quarter of     Quarter of
                                     2000           2001
                                    charges        charges          Total
                                    -------        -------          -----
Accrual as of
   March 31, 2001                 $    45.6        $    --        $    45.6

Restructuring charges                                 79.9             79.9

Write-down of assets
   to net realizable value             (1.7)         (70.7)           (72.4)

Net cash paid                          (7.5)                           (7.5)
                                  ---------        -------        ---------
Remaining accrual
     as of June 30, 2001          $    36.4        $   9.2        $    45.6
                                  =========        =======        =========


11. DERIVATIVE INSTRUMENTS

The terms of the Company's former bank credit agreement provided for foreign currency borrowings by certain of its international affiliates. Such borrowings provided a natural hedge against a portion of the Company's investment. Under the April 2001 Secured Credit Agreement, international affiliates are only permitted to borrow in U.S. dollars. The Company's affiliates in Australia and the United Kingdom have entered into currency swaps covering their borrowings under the Agreement. These swaps are being used to manage the Company's exposure to fluctuating foreign exchange rates by swapping the principal and interest payments due under the Secured Credit Agreement.

As of June 30, 2001, the Company's affiliate in Australia has swapped $650.0 million of borrowings into $1,275.0 million Australian dollars. This swap matures on March 31, 2003, with interest resets every 90 days. The interest reset terms of the swap approximate the terms of the U.S. dollar borrowings. This derivative instrument swaps both the interest and principal from U.S. dollars to Australian dollars. The Company's affiliate in the United Kingdom has swapped $200.0 million of borrowings into $139.0 million British pounds. This swap also matures on March 31, 2003, with interest resets every 90 days. This derivative instrument swaps both the interest and principal from U.S. dollars to British pounds.

The Company recognizes all derivatives on the balance sheet at fair value. The Company accounts for the above swaps as fair value hedges. As such, the changes in the value of the swaps are included in other expense and are expected to substantially offset any exchange rate gains or losses on the related U.S. dollar borrowings. For the three months ended June 30, 2001, the amount not offset was immaterial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS - SECOND QUARTER 2001 COMPARED WITH SECOND QUARTER 2000

The Company recorded earnings before extraordinary items of $247.6 million for the second quarter of 2001 compared to $88.5 million for the second quarter of 2000. Net earnings of $243.5 million for 2001 reflect $4.1 million of extraordinary charges from the early extinguishment of debt. Excluding the effects of the 2001 extraordinary, unusual, and other largely one-time items discussed below, the Company's second quarter 2001 earnings of $60.6 million decreased $27.9 million, or 31.5% from 2000 second quarter earnings of $88.5 million. Consolidated EBIT for the second quarter of 2001, excluding unusual and other largely one-time items, was $212.5 million, a decrease of $53.8 million, or 20.2%, compared to the second quarter of 2000 EBIT of $266.3 million. The decrease is largely attributable to lower EBIT for both the Glass Containers and Plastics Packaging segments as discussed below. Interest expense, net of interest income and unusual items, decreased $8.7 million from the 2000 period due principally to lower interest rates and lower levels of debt.

Capsule segment results (in millions of dollars) for the second quarter of 2001 and 2000 were as follows:

------------------------------------------------------------------------------------
                                       Net sales
                                (Unaffiliated customers)               EBIT (a)
------------------------------------------------------------------------------------
                                  2001           2000         2001 (b)        2000
                                --------       --------       --------      --------
Glass Containers                $  899.4       $  952.1       $   82.0      $  180.6
Plastics Packaging                 487.7          478.4           40.7          75.5
Other                                2.7           18.7           (0.9)          1.2
------------------------------------------------------------------------------------

Segment totals                   1,389.8        1,449.2          121.8         257.3
   Eliminations and other
      retained costs                                             428.7           9.0
------------------------------------------------------------------------------------

Consolidated totals             $1,389.8       $1,449.2       $  550.5      $  266.3
====================================================================================

(a) EBIT consists of consolidated earnings before interest income, interest expense, provision for income taxes, and minority share owners' interests in earnings of subsidiaries.

(b) Amount for the three months ended June 30, 2001 includes a net gain of $338.0 million related to the following: (1) A gain of $457.3 million related to the sale of the Company's Harbor Capital business; (2) Charges of $79.9 million related to restructuring and impairment charges at certain of the Company's international glass operations, principally Venezuela and Puerto Rico, as well as certain other domestic and international operations; (3) Charges of $30.9 million related to special employee benefit programs; (4) A charge of $8.5 million for contingencies related to a previous acquisition.

Such charges (gains) are included as follows in consolidated EBIT for the three months ended June 30, 2001:

      Glass Containers                  $   71.9
      Plastics Packaging                    27.6
                                        --------

           Total Product Segments           99.5
      Eliminations and other
         retained costs                   (437.5)
                                        --------

           Consolidated Totals          $ (338.0)
                                        ========

Consolidated net sales for the second quarter of 2001 decreased $59.4 million, or 4.1%, over the prior year. Net sales of the Glass Containers segment decreased $52.7 million, or 5.5%, from 2000. In the United States, decreased sales were due in part to lower shipments of beer containers and conversions of juice and iced tea bottles from glass to plastic containers. The combined U.S. dollar sales of the segment's foreign affiliates decreased from the prior year. Increased shipments from the Company's operations throughout most of Europe and South America were more than offset by the effects of a strong U.S. dollar and lower shipments from most of the Company's operations in the Asia Pacific region. The effect of changing foreign currency exchange rates reduced U.S. dollar sales of the segment's foreign affiliates by approximately $50 million. Net sales of the Plastics Packaging segment increased $9.3 million, or 1.9%, over 2000, reflecting increased shipments of plastic containers and closures for food and health care and the effects of higher resin costs on pass-through arrangements with customers, partially offset by lower shipments of plastic containers for juice and closures for beverages. The effects of higher resin cost pass-throughs increased sales approximately $14 million compared to the second quarter of 2000.

Excluding the effects of the 2001 unusual items, segment EBIT for the second quarter of 2001 decreased $36.0 million, or 14.0%, to $221.3 million from the 2000 segment EBIT of $257.3 million. EBIT of the Glass Containers segment decreased $26.7 million to $153.9 million, compared to $180.6 million in 2000. The combined U.S. dollar EBIT of the segment's foreign affiliates increased slightly from prior year. Increased shipments from the Company's operations throughout most of Europe and South America were partially offset by the effects of a strong U.S. dollar, higher energy costs worldwide, and lower shipments from the Company's operations in the Asia Pacific region. In the United States, Glass Container EBIT decreased from 2000 principally due to higher energy costs, which have not been fully recovered through price adjustments. EBIT of the Plastics Packaging segment decreased $7.2 million, or 9.5%, to $68.3 million compared to $75.5 million in 2000. Increased shipments of plastic containers and closures for food and health care were more than offset by lower shipments of plastic containers for juice and closures for beverages and one-time costs associated with the relocation of a U.S. manufacturing operation to a new and larger facility to accommodate a growing business base. Eliminations and other retained costs declined $17.8 million from 2000 reflecting lower net financial services income due to the sale of the Company's Harbor Capital business, lower pension income, and certain other employee benefit costs increases.

The second quarter of 2001 earnings before extraordinary items include the following unusual and other largely one-time items: (1) A gain of $457.3 million ($284.4 million after tax) related to the sale of the Company's Harbor Capital Advisors business; (2) Charges of $30.9 million ($19.4 million after tax) related to special employee benefit programs; (3) A net interest charge of $4.0 million ($2.8 million after tax) related to interest on the resolution of the transfer of pension assets and liabilities for a previous acquisition and divestiture; (4) Charges of $79.9 million ($63.9 million after tax and minority share owners' interests) related to restructuring and impairment charges at certain of the Company's international glass operations, principally Venezuela and Puerto Rico, as well as certain other domestic and international operations; (5) A charge of $8.5 million ($5.3 million after tax) for contingencies related to a previous acquisition; (6) A $6.0 million charge to adjust tax liabilities in Italy as a result of recent legislation.

FIRST SIX MONTHS 2001 COMPARED WITH FIRST SIX MONTHS 2000

For the first six months of 2001, the Company recorded earnings before extraordinary items of $296.5 million compared to $147.2 million for the first six months of 2000. Net earnings of $292.4 million for 2001 reflect $4.1 million of extraordinary charges from the early extinguishment of debt. Excluding the effects of the 2001 unusual items, the Company's first six months of 2001 earnings of $97.5 million decreased $49.7 million, or 33.8% from 2000 first six months earnings of $147.2 million. Consolidated EBIT for the first six months of 2001, excluding unusual items, was $387.4 million, a decrease of $88.6 million, or 18.6%, compared to the first six months of 2000 EBIT of $476.0 million. The decrease is largely attributable to lower EBIT for both the Glass Containers and Plastics Packaging segments, as discussed below. Interest expense, net of interest income and unusual items, decreased $10.1 million from the 2000 period due principally to lower interest rates and decreased levels of debt. The Company's estimated effective tax rate for the first six months of 2001, excluding unusual items, was 38.5%. This compares with an estimated rate of 39.6% for the first six months of 2000 and the actual rate of 36.9% for the full year of 2000, excluding unusual items. The increase in the 2001 estimated rate compared to the full year of 2000 is primarily the result of the non-recurrence of certain international and domestic tax benefits and credits.

Capsule segment results (in millions of dollars) for the first six months of 2001 and 2000 were as follows:

---------------------------------------------------------------------------------------
                                        Net sales
                                 (Unaffiliated customers)               EBIT (a)
---------------------------------------------------------------------------------------
                                   2001           2000           2001 (b)        2000
                                ---------       ---------       ---------     ---------
Glass Containers                $ 1,740.9       $ 1,836.0       $   213.1     $   315.6
Plastics Packaging                  945.3           921.6           108.8         146.0
Other                                 9.7            37.2             1.1           2.1
---------------------------------------------------------------------------------------

Segment totals                    2,695.9         2,794.8           323.0         463.7
   Eliminations and other
      retained costs                                                415.5          12.3
---------------------------------------------------------------------------------------

Consolidated totals             $ 2,695.9       $ 2,794.8       $   738.5     $   476.0
=======================================================================================

(a) EBIT consists of consolidated earnings before interest income, interest expense, provision for income taxes, and minority share owners' interests in earnings of subsidiaries.

(b) Amount for the six months ended June 30, 2001 includes a net gain of $351.1 million related to the following: (1) A gain of $457.3 million related to the sale of the Company's Harbor Capital business; (2) Charges of $79.9 million related to restructuring and impairment charges at certain of the Company's international glass operations, principally Venezuela and Puerto Rico, as well as certain other domestic and international operations; (3) Charges of $30.9 million related to special employee benefit programs; (4) A charge of $8.5 million for contingencies related to a previous acquisition; (5) A gain of $10.3 million from the sale of a minerals business in Australia; (6) A gain of $2.8 million from the sale of the Company's labels business.

      Such charges (gains) are included as follows in consolidated EBIT for the six months ended June 30, 2001:

         Glass Containers                  $   61.6
         Plastics Packaging                    27.6
         Other                                 (2.8)
                                           --------

              Total Product Segments           86.4
         Eliminations and other
            retained costs                   (437.5)
                                           --------

              Consolidated Totals          $ (351.1)
                                           ========

Consolidated net sales for the first six months of 2001 decreased $98.9 million, or 3.5%, over the prior year. Net sales of the Glass Containers segment decreased $95.1 million, or 5.2%, from 2000. In the United States, decreased sales were due in part to lower shipments of beer containers and conversions of juice and iced tea bottles from glass to plastic containers. The combined U.S. dollar sales of the segment's foreign affiliates decreased slightly from the prior year. Increased shipments from the Company's operations throughout most of Europe and South America were more than offset by the effects of a strong U.S. dollar and lower shipments from most of the Company's operations in the Asia Pacific region. The effect of changing foreign currency exchange rates reduced U.S. dollar sales of the segment's foreign affiliates by approximately $100 million. Net sales of the Plastics Packaging segment increased $23.7 million, or 2.6%, over 2000, reflecting increased shipments of plastic containers and closures for food and health care and the effects of higher resin costs on pass-through arrangements with customers, partially offset by lower shipments of plastic containers for juice and other beverages. The effects of higher resin costs increased sales by approximately $32 million compared to the first six months of 2000.

Excluding the effects of the 2001 unusual items, segment EBIT for the first half of 2001 decreased $54.3 million, or 11.7%, to $409.4 million from the 2000 segment EBIT of $463.7 million. EBIT of the Glass Containers segment decreased $40.9 million, or 13.0%, to $274.7 million, compared to $315.6 million in 2000. The combined U.S. dollar EBIT of the segment's foreign affiliates increased slightly from prior year. Increased shipments from the Company's operations throughout most of Europe and South America were partially offset by the effects of a strong U.S. dollar, higher energy costs worldwide, and lower shipments from the Company's operations in the Asia Pacific region. In the United States, Glass Container EBIT decreased from 2000 principally due to higher energy costs, which have not been fully recovered through price adjustments. EBIT of the Plastics Packaging segment decreased $9.6 million, or 6.6%, to $136.4 million, compared to $146.0 million in 2000. Increased shipments of plastic containers and closures for food and health care were more than offset by lower shipments of plastic containers for juice and other beverages and one-time costs associated with the relocation of a U.S. manufacturing operation to a new and larger facility to accommodate a growing business base. Eliminations and other retained costs declined $34.3 million from 2000 reflecting lower net financial services income due to the sale of the Company's Harbor Capital business, lower pension income, and certain other employee benefit costs increases.

RESTRUCTURING AND IMPAIRMENT CHARGE

The second quarter of 2001 operating results include a pretax charge of $79.9 million, principally related to restructuring and impairment at certain of the Company's international and domestic operations. The charge principally includes the impairment of assets at the Company's affiliate in Puerto Rico and the consolidation of manufacturing capacity and the closing of a facility in Venezuela. The program also includes consolidation of capacity at certain other international and domestic facilities in response to decisions about pricing and market strategy. The Company expects its actions related to these restructuring and impairment charges to be completed during the next several quarters.

CAPITAL RESOURCES AND LIQUIDITY

The Company's total debt at June 30, 2001 was $5.34 billion, compared to $5.85 billion at December 31, 2000 and $5.95 billion at June 30, 2000.

During April 2001, certain of the Company's subsidiaries entered into the Secured Credit Agreement (the "Agreement") with a group of banks, which expires on March 31, 2004. The Agreement provides for a $3.0 billion revolving credit facility and a $1.5 billion term loan. Borrowings under the Agreement were used to repay all amounts outstanding under, and terminate, the Company's Second Amended and Restated Credit Agreement.

At June 30, 2001, the Company had available credit totaling $4.045 billion under its April 2001 Secured Credit Agreement, of which $602.8 million had not been utilized. At December 31, 2000, the Company had $597.8 million of credit which had not been utilized under the Company's Second Amended and Restated Credit Agreement. Cash provided by operating activities was $108.3 million for the first six months of 2001 compared to $99.8 million for the first six months of 2000.

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

The Company's Board of Directors has authorized the management of the Company to repurchase up to 20 million shares of the Company's common stock. During the first quarter of 2001, the Company redeemed the remaining outstanding shares of exchangeble preferred stock that were issued in 1993. The redeemed exchangeable preferred shares were equivalent to 910,697 shares of the Company's common stock. The Company repurchased these shares pursuant to its share repurchase plan for $5.2 million. Since July 1999, the Company has repurchased 12,929,397 shares for $248.0 million, however, no shares were repurchased during the second quarter of 2001. The Company may purchase its common stock from time to time on the open market depending on market conditions and other factors. During the term of the Agreement, the Company's total share repurchases are limited to the lesser of two million shares or $25 million. The Company believes that cash flows from its operations and from utilization of credit available under the Agreement will be sufficient to fund any such repurchases in addition to the obligations mentioned in the previous paragraph.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The terms of the Company's former bank credit agreement provided, among other things, a $1.75 billion offshore revolving loan facility which was available to certain of the Company's foreign subsidiaries and denominated in certain foreign currencies. For further information about that facility and related foreign currency loan amounts outstanding, see Note 3 to the financial statements. All outstanding amounts were repaid with borrowings under the April 2001 Secured Credit Agreement, which are denominated in U.S. dollars. As described in Note 11 to the financial statements, amounts borrowed under the new agreement by foreign subsidiaries have been swapped into the subsidiaries' functional currencies.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Owens-Illinois' share owners was held on May 9, 2001. Each of the nominees for a three-year term on the Company's Board of Directors was elected by vote of the share owners as follows:

                                                                                       Broker
      Name                           For           Withheld         Abstention       Non-Votes
--------------------            -----------        --------         ----------       ---------
Robert J. Dineen                132,462,335        1,661,437             0                0
James H. Greene, Jr.            131,872,207        2,251,565             0                0
George R. Roberts               125,174,682        8,949,090             0                0
Thomas L. Young                 131,683,213        2,440,559             0                0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

            (a)   Exhibits:

                  Exhibit 12 Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

            (b)   Reports on Form 8-K:

                  On June 8, 2001, the Registrant filed a Form 8-K which included a press release dated June 8, 2001 announcing that the Company has completed the previously announced sale of its Harbor Capital Advisors business to Robeco Groep, N.V.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           OWENS-ILLINOIS, INC.


Date August 14, 2001       By /s/ David G. Van Hooser
     ---------------          --------------------------------------------------
                           David G. Van Hooser, Senior Vice President and
                           Chief Financial Officer (Principal Financial Officer)

                                INDEX TO EXHIBITS

EXHIBITS

12          Computation of Ratio of Earnings to Fixed Charges and Earnings to
             Combined Fixed Charges and Preferred Stock Dividends