Form 10-Q
period 2001-09-30
OWENS ILLINOIS INC /DE/
filed 2001-11-14
CIK 812074

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

           (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                      For Quarter Ended September 30, 2001

                                       or

          ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                              Owens-Illinois, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    Delaware                        1-9576                      22-2781933
------------------             ------------------         ----------------------
(State or other                   (Commission                (IRS Employer
jurisdiction of                   File No.)                  Identification No.)
incorporation or
organization)

                         One SeaGate, Toledo, Ohio                    43666
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

         Owens-Illinois, Inc. $.01 par value common stock - 146,482,348 shares at October 31, 2001.

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

                              OWENS-ILLINOIS, INC.
                  CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
                 Three months ended September 30, 2001 and 2000
            (Millions of dollars, except share and per share amounts)


                                                               2001            2000
                                                          -------------   -------------
Revenues:
   Net sales                                              $     1,360.2   $     1,430.3
   Royalties and net technical assistance                           6.1             6.0
   Equity earnings                                                  4.8             6.3
   Interest                                                         6.3             8.4
   Other                                                            6.4            41.3
                                                          -------------   -------------

                                                                1,383.8         1,492.3

Costs and expenses:
   Manufacturing, shipping, and delivery                        1,036.9         1,126.4
   Research and development                                        11.1            13.1
   Engineering                                                      6.8             5.4
   Selling and administrative                                      69.2            73.6
   Interest                                                       105.1           124.2
   Other                                                           31.1           843.7
                                                          -------------   -------------

                                                                1,260.2         2,186.4
                                                          -------------   -------------

Earnings (loss) before items below                                123.6          (694.1)

Provision (credit) for income taxes                                47.6          (247.4)

Minority share owners' interests in earnings of
   subsidiaries                                                     6.6             2.5
                                                          -------------   -------------

Net earnings (loss)                                       $        69.4   $      (449.2)
                                                          =============   =============

Basic net earnings (loss) per share of common stock       $        0.44   $       (3.12)
                                                          =============   =============

Weighted average shares outstanding (thousands)                 146,147         145,716
                                                          =============   =============

Diluted net earnings (loss) per share of common stock     $        0.44   $       (3.12)
                                                          =============   =============

Weighted diluted average shares (thousands)                     146,228         145,716
                                                          =============   =============


                             See accompanying notes.

                              OWENS-ILLINOIS, INC.
                  CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
                  Nine months ended September 30, 2001 and 2000
            (Millions of dollars, except share and per share amounts)


                                                                2001              2000
                                                            -------------    -------------
Revenues:
   Net sales                                                $     4,056.1    $     4,225.1
   Royalties and net technical assistance                            19.0             19.5
   Equity earnings                                                   13.7             14.6
   Interest                                                          21.2             23.4
   Other                                                            531.6            138.9
                                                            -------------    -------------

                                                                  4,641.6          4,421.5

Costs and expenses:
   Manufacturing, shipping, and delivery                          3,147.9          3,279.9
   Research and development                                          31.5             36.7
   Engineering                                                       21.5             24.9
   Selling and administrative                                       249.1            214.5
   Interest                                                         335.5            360.8
   Other                                                            209.5            944.4
                                                            -------------    -------------

                                                                  3,995.0          4,861.2
                                                            -------------    -------------

Earnings (loss) before items below                                  646.6           (439.7)

Provision (credit) for income taxes                                 267.9           (146.6)

Minority share owners' interests in earnings of
   subsidiaries                                                      12.8              8.9
                                                            -------------    -------------

Earnings (loss) before extraordinary item                           365.9           (302.0)
Extraordinary charge from early extinguishment of debt,
   net of applicable income taxes                                    (4.1)
                                                            -------------    -------------

Net earnings (loss)                                         $       361.8    $      (302.0)
                                                            =============    =============

Basic net earnings (loss) per share of common stock:

   Earnings (loss) before extraordinary item                $        2.41    $       (2.18)
   Extraordinary charge                                             (0.03)
                                                            -------------    -------------
   Net earnings (loss)                                      $        2.38    $       (2.18)
                                                            =============    =============

Weighted average shares outstanding (thousands)                   145,225          146,245
                                                            =============    =============

Diluted net earnings (loss) per share of common stock:

   Earnings (loss) before extraordinary item                $        2.38    $       (2.18)
   Extraordinary charge                                             (0.03)
                                                            -------------    -------------
   Net earnings (loss)                                      $        2.35    $       (2.18)
                                                            =============    =============

Weighted diluted average shares (thousands)                       154,036          146,245
                                                            =============    =============

                             See accompanying notes.

                              OWENS-ILLINOIS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
          September 30, 2001, December 31, 2000, and September 30, 2000

                              (Millions of dollars)


                                                        Sept. 30,      Dec. 31,     Sept. 30,
                                                           2001          2000         2000
                                                        ----------   -----------   -----------
Assets
Current assets:
   Cash, including time deposits                        $    174.3   $     229.7   $     163.6
   Short-term investments, at cost which
       approximates market                                    16.6          19.7          31.7
   Receivables, less allowances for losses and
      discounts ($54.1 at September 30, 2001, $69.9
      at December 31, 2000, and $66.3 at
      September 30, 2000)                                    870.9         770.9         912.6
   Inventories                                               792.9         862.4         862.6
   Prepaid expenses                                          201.8         199.0         138.6
                                                        ----------   -----------   -----------

         Total current assets                              2,056.5       2,081.7       2,109.1

Investments and other assets:
   Equity investments                                        177.6         181.4         190.7
   Repair parts inventories                                  204.8         232.0         244.4
   Prepaid pension                                           851.8         770.9         751.7
   Insurance receivable for
      asbestos-related costs                                  42.5         200.7         203.3
   Deposits, receivables, and other assets                   584.2         490.6         492.8
   Excess of purchase cost over net assets
      acquired, net of accumulated
      amortization ($666.9 at September 30,
      2001, $597.7 at December 31, 2000,
      and $574.5 at September 30, 2000)                    2,919.3       3,101.0       3,129.9
                                                        ----------   -----------   -----------

         Total other assets                                4,780.2       4,976.6       5,012.8

Property, plant, and equipment, at cost                    5,554.2       5,662.4       5,606.2
Less accumulated depreciation                              2,464.5       2,377.5       2,319.5
                                                        ----------   -----------   -----------

   Net property, plant, and equipment                      3,089.7       3,284.9       3,286.7
                                                        ----------   -----------   -----------

Total assets                                            $  9,926.4   $  10,343.2   $  10,408.6
                                                        ==========   ===========   ===========


                                                              Sept. 30,      Dec. 31,       Sept. 30,
                                                                 2001          2000           2000
                                                              ----------    -----------    -----------
Liabilities and Share Owners' Equity
Current liabilities:
   Short-term loans and long-term debt
      due within one year                                     $    108.6    $     120.0    $     139.6
   Current portion of asbestos-related liabilities                 220.0          180.0          180.0
   Accounts payable and other liabilities                          905.8        1,018.0          979.7
                                                              ----------    -----------    -----------

         Total current liabilities                               1,234.4        1,318.0        1,299.3

Long-term debt                                                   5,203.9        5,729.8        5,732.3
Deferred taxes                                                     443.5          218.2          186.6
Nonpension postretirement benefits                                 274.9          296.1          299.5
Other liabilities                                                  352.1          360.5          417.7
Asbestos-related liabilities                                       137.9          364.7          426.6

Commitments and contingencies

Minority share owners' interests                                   151.3          172.9          180.4

Share owners' equity:
   Convertible preferred stock, par value
      $.01 per share, liquidation preference
      $50 per share, 9,050,000 shares
      authorized, issued and outstanding                           452.5          452.5          452.5
   Exchangeable preferred stock                                                     3.4            3.4
   Common stock, par value $.01 per share
      250,000,000 shares authorized, 159,415,245 shares
      issued and outstanding, less 12,932,897 treasury
      shares at September 30, 2001 (156,973,143 issued
      and outstanding, less 12,018,700 treasury shares at
      December 31, 2000; and 156,969,643 issued and
      outstanding, less 10,937,700 treasury shares
      at September 30, 2000)                                         1.6            1.6            1.6
   Capital in excess of par value                                2,216.9        2,205.1        2,204.7
   Treasury stock, at cost                                        (248.0)        (242.8)        (237.9)
   Retained earnings (deficit)                                     315.2          (30.4)         (34.0)
   Accumulated other comprehensive income                         (609.8)        (506.4)        (524.1)
                                                              ----------    -----------    -----------

         Total share owners' equity                              2,128.4        1,883.0        1,866.2
                                                              ----------    -----------    -----------

Total liabilities and share owners' equity                    $  9,926.4    $  10,343.2    $  10,408.6
                                                              ==========    ===========    ===========


                             See accompanying notes.

                              OWENS-ILLINOIS, INC.
                        CONDENSED CONSOLIDATED CASH FLOWS
                  Nine months ended September 30, 2001 and 2000
                              (Millions of dollars)


                                                                  2001         2000
                                                               ----------    --------
Cash flows from operating activities:
   Earnings (loss) before extraordinary items                  $    365.9    $ (302.0)
   Non-cash charges (credits):
      Depreciation                                                  299.1       312.1
      Amortization of deferred costs                                101.2       106.8
      Future asbestos-related costs                                             550.0
      Restructuring costs and write-offs of certain assets          122.0       248.3
      Gains on asset sales                                         (470.3)
      Deferred tax provision (credit)                               210.3      (213.6)
      Other                                                         (86.2)     (112.7)
   Change in non-current operating assets                           (12.9)      (17.8)
   Asbestos-related payments                                       (186.8)     (119.6)
   Asbestos-related insurance proceeds                              158.2         2.0
   Reduction of non-current liabilities                               4.8        (3.0)
   Change in components of working capital                         (233.5)     (164.1)
                                                               ----------    --------

      Cash provided by operating activities                         271.8       286.4

Cash flows from investing activities:

   Additions to property, plant, and equipment                     (344.1)     (342.0)
   Acquisitions, net of cash acquired                               (31.6)      (78.2)
   Net cash proceeds from divestitures                              594.9        40.2
                                                               ----------    --------

      Cash provided by (utilized in) investing activities           219.2      (380.0)

Cash flows from financing activities:

   Additions to long-term debt                                    3,726.0       519.7
   Repayments of long-term debt                                  (4,158.5)     (455.6)
   Payment of finance fees                                          (62.1)
   Payment of convertible preferred stock dividends                 (16.1)      (16.1)
   Treasury shares repurchased                                       (5.2)      (12.3)
   Decrease in short-term loans                                      (2.6)      (23.4)
   Issuance of common stock and other                                 1.1         1.3
                                                               ----------    --------

      Cash provided by (utilized in) financing activities          (517.4)       13.6

Effect of exchange rate fluctuations on cash                        (29.0)      (13.5)
                                                               ----------    --------

Decrease in cash                                                    (55.4)      (93.5)

Cash at beginning of period                                         229.7       257.1
                                                               ----------    --------

Cash at end of period                                          $    174.3    $  163.6
                                                               ==========    ========


                             See accompanying notes.

                              OWENS-ILLINOIS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      Tabular data in millions of dollars,
                       except share and per share amounts

1. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


---------------------------------------------------------------------------------------------
                                                               Three months ended
                                                                  September 30,
                                                     ----------------------------------------
                                                          2001                    2000
                                                     ---------------         ----------------
Numerator:
   Net earnings (loss)                               $          69.4         $        (449.2)
   Preferred stock dividends:
      Convertible                                               (5.4)                   (5.4)
      Exchangeable                                                                      (0.1)
---------------------------------------------------------------------------------------------
      Numerator for basic earnings (loss)
         per share -- income (loss) available
         to common share owners                      $          64.0         $        (454.7)
=============================================================================================
Denominator:
   Denominator for basis earnings (loss)
      per share -- weighted average
      shares outstanding                                 141,146,848             145,715,930

   Effect of dilutive securities:
      Stock options                                           81,198
---------------------------------------------------------------------------------------------
      Denominator for diluted earnings (loss)
         per share -- weighted average
         shares outstanding                              141,228,046             145,715,930
=============================================================================================

Basic earnings (loss) per share                      $          0.44         $         (3.12)
=============================================================================================

Diluted earnings (loss) per share                    $          0.44         $         (3.12)
=============================================================================================

The Convertible preferred stock was not included in the computation of three months ended September 30, 2001 diluted earnings per share since the result would have been antidilutive. Options to purchase 7,783,729 weighted average shares of common stock which were outstanding during the three months ended September 30, 2001 were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

For the three months ended September 30, 2000, diluted earnings per share of common stock are equal to basic earnings per share of common stock due to the net loss.


---------------------------------------------------------------------------------------------------------------------
                                                                                          Nine months ended
                                                                                            September 30,
                                                                                -------------------------------------
                                                                                     2001                     2000
                                                                                ---------------      ----------------
Numerator:
   Earnings (loss) before extraordinary items                                   $         365.9      $        (302.0)
   Preferred stock dividends:
      Convertible                                                                         (16.1)               (16.1)
      Exchangeable                                                                                              (0.2)
---------------------------------------------------------------------------------------------------------------------

      Numerator for basic earnings (loss) per share -
      income (loss) available to common share owners                                      349.8               (318.3)
   Effect of dilutive securities -
      convertible preferred stock dividends                                                16.1
---------------------------------------------------------------------------------------------------------------------
      Numerator for diluted earnings (loss) per share -
      income (loss) available to common share owners
      after assumed exchanges of preferred stock
      for common stock                                                          $         365.9      $        (318.3)
=====================================================================================================================

Denominator:
   Denominator for basic earnings (loss) per share -
      weighted average shares outstanding                                           145,224,536          146,245,456
   Effect of dilutive securities:
      Stock options                                                                     215,347
      Exchangeable preferred stock                                                        6,933
      Convertible preferred stock                                                     8,589,355
---------------------------------------------------------------------------------------------------------------------

   Dilutive potential common shares                                                   8,811,635
---------------------------------------------------------------------------------------------------------------------

      Denominator for diluted earnings (loss) per share -
      adjusted weighted average shares and
      assumed exchanges of preferred stock
      for common stock                                                              154,036,171          146,245,456
=====================================================================================================================

Basic earnings (loss) per share                                                 $          2.41      $         (2.18)
=====================================================================================================================

Diluted earnings (loss) per share                                               $          2.38      $         (2.18)
=====================================================================================================================

Options to purchase 7,785,507 weighted average shares of common stock which were outstanding during the nine months ended September 30, 2001 were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

For the nine months ended September 30, 2000, diluted earnings per share of common stock are equal to basic earnings per share of common stock due to the net loss.

2. INVENTORIES

Major classes of inventory are as follows (certain amounts from prior year have been reclassified to conform to current year presentation):


                                            Sept. 30,      Dec. 31,       Sept. 30,
                                              2001           2000           2000
                                            --------       --------       --------

     Finished goods                         $  596.4       $  651.9       $  645.4
     Work in process                             8.1           11.7           12.1
     Raw materials                             120.0          130.6          124.8
     Operating supplies                         68.4           68.2           80.3
                                            --------       --------       --------

                                            $  792.9       $  862.4       $  862.6
                                            ========       ========       ========

3. LONG-TERM DEBT

The following table summarizes the long-term debt of the Company:


--------------------------------------------------------------------------------------
                                                  Sept. 30,     Dec. 31,    Sept. 30,
                                                     2001         2000         2000
                                                  ----------   ----------   ----------
Secured Credit Agreement:
  Revolving Credit Facility                       $  2,288.8
  Term Loan                                          1,045.0
Second Amended and Restated Credit Agreement:
   Revolving Credit Facility:
      Revolving Loans                                          $  2,857.0   $  2,814.3
         Offshore Loans:
            Australian Dolllars
               1.39 billion at December 31,
               2000; 1.39 billion at
               September 30, 2000                                   775.3        802.3
            British Pounds
               125.0 million at December 31,
               2000; 132.0 million at
               September 30, 2000                                   186.8        191.3
            Italian Lira
               18.0 billion at December 31,
               2000; 32.0 billion at
               September 30, 2000                                     8.7         14.7
Senior Notes:
   7.85%, due 2004                                     300.0        300.0        300.0
   7.15%, due 2005                                     350.0        350.0        350.0
   8.10%, due 2007                                     300.0        300.0        300.0
   7.35%, due 2008                                     250.0        250.0        250.0
Senior Debentures:
   7.50%, due 2010                                     250.0        250.0        250.0
   7.80%, due 2018                                     250.0        250.0        250.0
Other                                                  199.8        232.8        236.5
--------------------------------------------------------------------------------------
                                                     5,233.6      5,760.6      5,759.1

   Less amounts due within one year                     29.7         30.8         26.8
--------------------------------------------------------------------------------------

      Long-term debt                              $  5,203.9   $  5,729.8   $  5,732.3
======================================================================================



In April 2001, certain of the Company's subsidiaries (the "Borrowers") entered into the Secured Credit Agreement (the "Agreement') with a group of banks, which expires on March 31, 2004. The Agreement provides for a $3.0 billion revolving credit facility (the "Revolving Credit Facility") and a $1.5 billion term loan (the "Term Loan"). The Agreement includes an Overdraft Account Facility providing for aggregate borrowings up to $50 million which reduce the amount available for borrowing under the Revolving Credit Facility. The Agreement also provides for the issuance of letters of credit totaling up to $500 million, which also reduce the amount available for borrowings under the Revolving Credit Facility. At September 30, 2001, the Company had unused credit of $621.4 million available under the Secured Credit Agreement.

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

The interest rate on borrowings under the Revolving Credit Facility is, at the Borrower's option, the Base Rate or a reserve adjusted Eurodollar rate. The interest rate on borrowings under the Revolving Credit Facility also includes a margin linked to the Company's Consolidated Leverage Ratio, as defined in the Agreement. The margin is limited to ranges of 1.75% to 2.00% for Eurodollar loans and .75% to 1.00% for Base Rate loans. The interest rate on Overdraft Account loans is the Base Rate minus .50%. The weighted average interest rate on borrowings outstanding under the Revolving Credit Facility at September 30, 2001 was 5.19%. While no compensating balances are required by the Agreement, the Borrowers must pay a facility fee on the Revolving Credit Facility commitments of .50%.

The interest rate on borrowings under the Term Loan is, at the Borrowers' option, the Base Rate or a reserve adjusted Eurodollar rate. The interest rate on borrowings under the Term Loan also includes a margin of 2.50% for Eurodollar loans and 1.50% for Base Rate loans. The weighted average interest rate on borrowings outstanding under the Term Loan at September 30, 2001 was 5.15%.

Borrowings under the Agreement are secured by substantially all of the assets of the Company's domestic subsidiaries and certain foreign subsidiaries. Borrowings are also secured by a pledge of intercompany debt and equity in most of the Company's domestic subsidiaries and certain stock of certain foreign subsidiaries.

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

During the second quarter of 2001, the Company sought and received consent from the holders of a majority of the principal amount of each of its six series of senior notes and debentures to amend the indenture governing those securities. The amendments implement a previously announced offer by the Company and two of its principal subsidiaries to secure the Company's obligations under the indentures and the securities with a second lien on the intercompany debt and capital stock held by the two principal subsidiaries that own its glass container and plastics packaging businesses. In addition, the amendments also implement a previously announced offer by the two principal subsidiaries to guarantee the senior notes and debentures on a subordinated basis.

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


                                                             September 30, 2001
                                   -------------------------------------------------------------------------

                                                                    Non-
                                                  Guarantor      Guarantor
                                     Parent      Subsidiaries   Subsidiaries    Eliminations    Consolidated
                                   ----------    ------------   ------------    ------------    ------------
Balance Sheet
--------------------------
Current assets:
   Accounts receivable             $     --        $     --       $    870.9     $     --        $    870.9
   Inventories                                                         792.9                          792.9
   Other current
      assets                             83.2                          309.5                          392.7
                                   ----------      ----------     ----------     ----------      ----------

Total current assets                     83.2            --          1,973.3           --           2,056.5

Investments in and ad-
   vances to subsidiaries             4,055.3         4,055.3           --         (8,110.6)           --

Goodwill                                                             2,919.3                        2,919.3

Other non-current assets                 59.1                        1,801.8                        1,860.9
                                   ----------      ----------     ----------     ----------      ----------
Total other assets                    4,114.4         4,055.3        4,721.1       (8,110.6)        4,780.2

Property, plant and
   equipment, net                                                    3,089.7                        3,089.7
                                   ----------      ----------     ----------     ----------      ----------

Total assets                       $  4,197.6      $  4,055.3     $  9,784.1     $ (8,110.6)     $  9,926.4
                                   ==========      ==========     ==========     ==========      ==========
Current liabilities :
   Accounts payable and
      accrued liabilities          $     47.4      $     --       $    858.4     $     --        $    905.8
   Current portion of
      asbestos liability                220.0                                                         220.0
   Other current liabilities                                           108.6                          108.6
                                   ----------      ----------     ----------     ----------      ----------

Total current liabilities               267.4            --            967.0           --           1,234.4

Long-term debt                        1,700.0                        3,503.9                        5,203.9

Asbestos-related liabilities            137.9                                                         137.9

Other non-current
   liabilities                          (36.1)                       1,257.9                        1,221.8

Investment by and ad-
   vances from parent                                 4,055.3        4,055.3       (8,110.6)           --

Share owners' equity                  2,128.4                                                       2,128.4
                                   ----------      ----------     ----------     ----------      ----------
Total liabilities and
  share owners' equity             $  4,197.6      $  4,055.3     $  9,784.1     $ (8,110.6)     $  9,926.4
                                   ==========      ==========     ==========     ==========      ==========


                                                               December 31, 2000
                                   ----------------------------------------------------------------------------

                                                                     Non-
                                                  Guarantor        Guarantor
                                     Parent      Subsidiaries     Subsidiaries    Eliminations     Consolidated
                                   ----------    ------------     ------------    ------------     ------------
Balance Sheet
------------------------
Current assets:
   Accounts receivable             $     --        $     --       $     770.9     $      --        $     770.9
   Inventories                                                          862.4                            862.4
   Other current
      assets                             68.0                           380.4                            448.4
                                   ----------      ----------     -----------     -----------      -----------
Total current assets                     68.0            --           2,013.7            --            2,081.7

Investments in and ad-
   vances to subsidiaries             6,651.9         6,651.9            --         (13,303.8)            --

Goodwill                                                              3,101.0                          3,101.0

Other non-current assets                226.7                         1,648.9                          1,875.6
                                   ----------      ----------     -----------     -----------      -----------
Total other assets                    6,878.6         6,651.9         4,749.9       (13,303.8)         4,976.6

Property, plant and
   equipment, net                                                     3,284.9                          3,284.9
                                   ----------      ----------     -----------     -----------      -----------
Total assets                       $  6,946.6      $  6,651.9     $  10,048.5     $ (13,303.8)     $  10,343.2
                                   ==========      ==========     ===========     ===========      ===========

Current liabilities :
   Accounts payable and
      accrued liabilities          $     23.9      $     --       $     994.1     $      --        $   1,018.0
   Current portion of
      asbestos liability                180.0                                                            180.0
   Other current liabilities                                            120.0                            120.0
                                   ----------      ----------     -----------     -----------      -----------
Total current liabilities               203.9            --           1,114.1            --            1,318.0

Long-term debt                        4,557.0                         1,172.8                          5,729.8

Asbestos-related liabilities            364.7                                                            364.7

Other non-current
   liabilities                          (62.0)                        1,109.7                          1,047.7

Investment by and ad-
   vances from parent                                 6,651.9         6,651.9       (13,303.8)            --

Share owners' equity                  1,883.0                                                          1,883.0
                                   ----------      ----------     -----------     -----------      -----------
Total liabilities and
  share owners' equity             $  6,946.6      $  6,651.9     $  10,048.5     $ (13,303.8)     $  10,343.2
                                   ==========      ==========     ===========     ===========      ===========


                                                               September 30, 2000
                                   ----------------------------------------------------------------------------

                                                                     Non-
                                                   Guarantor       Guarantor
                                     Parent       Subsidiaries    Subsidiaries    Eliminations     Consolidated
                                   ----------     ------------    ------------    ------------     ------------
Balance Sheet
--------------------------

Current assets:
   Accounts receivable             $     --        $     --       $     912.6     $      --        $     912.6
   Inventories                                                          862.6                            862.6
   Other current
      assets                             68.0                           265.9                            333.9
                                   ----------      ----------     -----------     -----------      -----------
Total current assets                     68.0            --           2,041.1            --            2,109.1

Investments in and ad-
   vances to subsidiaries             6,649.1         6,649.1            --         (13,298.2)            --

Goodwill                                                              3,129.9                          3,129.9

Other non-current assets                231.8                         1,651.1                          1,882.9
                                   ----------      ----------     -----------     -----------      -----------
Total other assets                    6,880.9         6,649.1         4,781.0       (13,298.2)         5,012.8

Property, plant and
   equipment, net                                                     3,286.7                          3,286.7
                                   ----------      ----------     -----------     -----------      -----------
Total assets                       $  6,948.9      $  6,649.1     $  10,108.8     $ (13,298.2)     $  10,408.6
                                   ==========      ==========     ===========     ===========      ===========

Current liabilities :
   Accounts payable and
      accrued liabilities          $     55.5      $     --       $     924.2     $      --        $     979.7
   Current portion of-
      asbestos-liability                180.0                                                            180.0
   Other current liabilities                                            139.6                            139.6
                                   ----------      ----------     -----------     -----------      -----------
Total current liabilities               235.5            --           1,063.8            --            1,299.3

Long-term debt                        4,505.0                         1,227.3                          5,732.3

Asbestos-related liabilities            426.6                                                            426.6

Other non-current
   liabilities                          (84.4)                        1,168.6                          1,084.2

Investment by and ad-
   vances from parent                                 6,649.1         6,649.1       (13,298.2)            --

Share owners' equity                  1,866.2                                                          1,866.2
                                   ----------      ----------     -----------     -----------      -----------
Total liabilities and
  share owners' equity             $  6,948.9      $  6,649.1     $  10,108.8     $ (13,298.2)     $  10,408.6
                                   ==========      ==========     ===========     ===========      ===========


                                                       Three Months Ended September 30, 2001
                                        ------------------------------------------------------------------

                                                                      Non-
                                                    Guarantor      Guarantor
                                        Parent    Subsidiaries    Subsidiaries  Eliminations  Consolidated
                                       --------   ------------    ------------  ------------  ------------
Results of Operations
------------------------------

Net sales                              $   --       $   --       $  1,360.2     $   --        $  1,360.2
Interest                                   33.3         78.3            6.3       (111.6)            6.3
Equity earnings                            69.3         24.4            4.8        (93.7)            4.8
Other revenue                                                          12.5                         12.5
                                       --------     --------     ----------     --------      ----------
   Total revenue                          102.6        102.7        1,383.8       (205.3)        1,383.8

Manufacturing, shipping,
   and delivery                                                     1,036.9                      1,036.9
Other selling and
   administrative costs                                               118.2                        118.2
Interest expense                           33.0         33.3          150.4       (111.6)          105.1
                                       --------     --------     ----------     --------      ----------
   Total costs and expense                 33.0         33.3        1,305.5       (111.6)        1,260.2

Earnings before items below                69.6         69.4           78.3        (93.7)          123.6

Provision for income taxes                  0.2          0.1           47.3                         47.6

Minority share owners' interests
   in earnings of subsidiaries                                          6.6                          6.6
                                       --------     --------     ----------     --------      ----------
Net income (loss)                      $   69.4     $   69.3     $     24.4     $  (93.7)     $     69.4
                                       ========     ========     ==========     ========      ==========


                                                      Three Months Ended September 30, 2000
                                       ----------------------------------------------------------------------

                                                                      Non-
                                                      Guarantor     Guarantor
                                         Parent      Subsidiaries  Subsidiaries    Eliminations  Consolidated
                                       -----------   ------------  ------------    ------------  ------------
Results of Operations
-----------------------------

Net sales                              $   --        $   --        $  1,430.3      $   --        $  1,430.3
Interest                                   88.2         149.5             8.4        (237.7)            8.4
Equity earnings                          (109.1)       (164.4)            6.3         273.5             6.3
Other revenue                                            --              47.3                          47.3
                                       --------      --------      ----------      --------      ----------
   Total revenue                          (20.9)        (14.9)        1,492.3          35.8         1,492.3

Manufacturing, shipping,
   and delivery                                                       1,126.4                       1,126.4
Other selling and
   administrative costs                   550.0                         385.8                         935.8
Interest expense                           90.8          88.2           182.9        (237.7)          124.2
                                       --------      --------      ----------      --------      ----------
   Total costs and expense                640.8          88.2         1,695.1        (237.7)        2,186.4

Earnings before items below              (661.7)       (103.1)         (202.8)        273.5          (694.1)

Provision for income taxes               (212.5)          6.0           (40.9)                       (247.4)

Minority share owners' interests
   in earnings of subsidiaries                                            2.5                           2.5
                                       --------      --------      ----------      --------      ----------

Net income (loss)                      $ (449.2)     $ (109.1)     $   (164.4)     $  273.5      $   (449.2)
                                       ========      ========      ==========      ========      ==========


                                                         Nine Months Ended September 30, 2001
                                      -------------------------------------------------------------------------

                                                                      Non-
                                                     Guarantor      Guarantor
                                        Parent      Subsidiaries   Subsidiaries    Eliminations    Consolidated
                                      -----------   ------------   ------------    ------------    ------------
Results of Operations
----------------------------

Net sales                              $   --        $   --        $  4,056.1      $     --        $  4,056.1
Interest                                  164.1         210.0            21.2          (374.1)           21.2
Equity earnings                           367.5         322.0            13.7          (689.5)           13.7
Other revenue                                                           550.6                           550.6
                                       --------      --------      ----------      ----------      ----------
   Total revenue                          531.6         532.0         4,641.6        (1,063.6)        4,641.6

Manufacturing, shipping,
   and delivery                                                       3,147.9                         3,147.9
Other selling and
   administrative costs                                                 511.6                           511.6
Interest expense                          166.6         164.1           378.9          (374.1)          335.5
                                       --------      --------      ----------      ----------      ----------
   Total costs and expense                166.6         164.1         4,038.4          (374.1)        3,995.0

Earnings before items below               365.0         367.9           603.2          (689.5)          646.6

Provision for income taxes                 (0.9)          0.4           268.4                           267.9

Minority share owners' interests
   in earnings of subsidiaries                                           12.8                            12.8
                                       --------      --------      ----------      ----------      ----------
Earnings before
   extraordinary item                     365.9         367.5           322.0          (689.5)          365.9

Extraordinary charge                       (4.1)         (4.1)           (4.1)            8.2            (4.1)
                                       --------      --------      ----------      ----------      ----------

Net income (loss)                      $  361.8      $  363.4      $    317.9      $   (681.3)     $    361.8
                                       ========      ========      ==========      ==========      ==========


                                                                             Nine Months Ended September 30, 2000
                                      -----------------------------------------------------------------------------------

                                                                           Non-
                                                       Guarantor        Guarantor
                                         Parent      Subsidiaries      Subsidiaries       Eliminations    Consolidated
                                      -------------  --------------   ---------------    --------------------------------
Results of Operations
----------------------------

Net sales                              $     --        $     --        $  4,225.1      $   --        $  4,225.1
Interest                                    252.5           298.1            23.4        (550.6)           23.4
Equity earnings                              42.2            (6.3)           14.6         (35.9)           14.6
Other revenue                                                 4.8           153.6                         158.4
                                       ----------      ----------      ----------      --------      ----------
   Total revenue                            294.7           296.6         4,416.7        (586.5)        4,421.5

Manufacturing, shipping,
   and delivery                                                           3,279.9                       3,279.9
Other selling and
   administrative costs                     550.0                           670.5                       1,220.5
Interest expense                            261.7           252.5           397.2        (550.6)          360.8
                                       ----------      ----------      ----------      --------      ----------
   Total costs and expense                  811.7           252.5         4,347.6        (550.6)        4,861.2

Earnings before items below                (517.0)           44.1            69.1         (35.9)         (439.7)

Provision for income taxes                 (215.0)            1.9            66.5                        (146.6)

Minority share owners' interests
   in earnings of subsidiaries                                                8.9                           8.9
                                       ----------      ----------      ----------      --------      ----------

Net income (loss)                      $   (302.0)     $     42.2      $     (6.3)     $  (35.9)     $   (302.0)
                                       ==========      ==========      ==========      ========      ==========


                                         Nine Months Ended September 30, 2001
                             ---------------------------------------------------------------

                                                        Non-
                                        Guarantor     Guarantor
                              Parent   Subsidiaries  Subsidiaries  Eliminations Consolidated
                             --------  ------------  ------------  ------------ ------------
Cash Flows
--------------------------

Cash provided by
   (used in) operating
   activities                $  13.4      $  45.5      $  212.9      $  --     $  271.8

Cash provided by
   (used in) investing
   activities                                             219.2                   219.2

Cash provided by
(used in) financing
   activities                  (13.4)       (45.5)       (458.5)                 (517.4)

Effect of exchange
   rate change on cash                                    (29.0)                  (29.0)
                             -------      -------      --------      -----     --------

Net change in cash                --           --         (55.4)        --        (55.4)

Cash at beginning
   of period                                              229.7                   229.7
                             -------      -------      --------      -----     --------
Cash at end
   of period                 $    --      $    --      $  174.3      $  --     $  174.3
                             =======      =======      ========      =====     ========


                                           Nine Months Ended September 30, 2000
                              -------------------------------------------------------------------

                                                          Non-
                                          Guarantor     Guarantor
                               Parent    Subsidiaries  Subsidiaries   Eliminations   Consolidated
                              --------   ------------  ------------   ------------   ------------
Cash Flows
-------------------------

Cash provided by
   (used in) operating
   activities                 $ (41.7)      $  43.7       $  284.4       $   --      $  286.4

Cash provided by
   (used in) investing
   activities                    --            12.5         (392.5)        --          (380.0)

Cash provided by
(used in) financing
   activities                    41.7         (56.2)          28.1         --            13.6

Effect of exchange
   rate change on cash           --            --            (13.5)        --           (13.5)
                              -------       -------       --------       ------      --------

Net change in cash               --            --            (93.5)        --           (93.5)

Cash at beginning
   of period                     --            --            257.1         --           257.1
                              -------       -------       --------       ------      --------
Cash at end
   of period                  $    --       $    --       $  163.6       $   --      $  163.6
                              =======       =======       ========       ======      ========


5. CASH FLOW INFORMATION

Interest paid in cash aggregated $279.0 million and $323.3 million for the nine months ended September 30, 2001 and September 30, 2000, respectively. Income taxes paid in cash totaled $45.1 million and $39.3 million for the nine months ended September 30, 2001 and 2000, respectively.

6. COMPREHENSIVE INCOME

The Company's components of comprehensive income (loss) are net earnings (loss), change in fair value of certain derivative adjustments, and foreign currency translation adjustments. Total comprehensive income (loss) for the three month periods ended September 30, 2001 and 2000 amounted to $79.6 million and $(485.4) million, respectively. Total comprehensive income (loss) for the nine month periods ended September 30, 2001 and 2000 amounted to $258.4 million and $(457.5) million, respectively.

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

As of September 30, 2001 the Company estimates that it is a named defendant in asbestos lawsuits and claims involving approximately 27,000 plaintiffs and claimants.

Additionally, the Company has claims-handling agreements in place with many plaintiff's counsel throughout the country. These agreements require evaluation and negotiation regarding whether particular claimants qualify under the criteria established by such agreements. The criteria for such claims include verification of a compensable illness, exposure to a product manufactured by the Company's former business unit during its manufacturing period ending in 1958, and viability of such claims under applicable statutes of limitations. The Company believes that the bankruptcies of additional co-defendants, as discussed below, have resulted in an acceleration of the presentation and disposition of a number of claims under such agreements, which claims would otherwise have been presented and disposed of over the next several years.
This acceleration is reflected in an increased number of pending asbestos claims and to the extent disposed, contributes to an increase in asbestos-related payments.

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

After establishing the additional liability in 1998, the Company continued to monitor the trends of matters which may affect its ultimate liability and continued to analyze the trends, developments and variables affecting or likely to affect the resolution of pending and future asbestos claims against the Company. The number of asbestos lawsuits and claims pending and filed against the Company since 1998 has exceeded the number estimated at that time. The trend of costs to resolve lawsuits and claims since 1998 has also been unfavorable compared to expectations. In addition, during 2000, Pittsburgh-Corning, Babcock & Wilcox, Owens Corning, and Fibreboard Corporation sought protection under Chapter 11 of the Bankruptcy Code and during 2001, Armstrong World Industries, W.R. Grace & Co., G-I Holdings (GAF), USG Corporation, and Federal-Mogul Corporation sought protection under Chapter 11 of the Bankruptcy Code.

During the third quarter of 2000, the Company conducted a comprehensive review to determine whether further adjustments of asbestos-related assets or liabilities were appropriate. As a result of that review, as of September 30, 2000, the Company established an additional liability of $550 million to cover the Company's estimated indemnity payments and legal fees arising from outstanding asbestos personal injury lawsuits and claims and asbestos personal injury lawsuits and claims filed in the ensuing several years, during which period the Company expects to receive the majority of the future asbestos-related lawsuits and claims that could involve the Company. The Company expects its asbestos-related payments for the year ended December 31, 2001, to be between $240 million and $250 million. The Company expects that total payments in 2002 will be moderately lower. The Company will continue to monitor trends which may affect its ultimate liability. If trends in 2002 do not improve significantly, the Company will conduct a comprehensive review to determine whether further adjustments of asbestos-related liabilities are appropriate. Based on all the factors and matters relating to the Company's asbestos-related lawsuits and claims, the Company presently believes that its asbestos-related costs and liabilities, to the extent it is able reasonably to estimate such costs and liabilities, will not exceed by a material amount the sum of the available insurance reimbursement the Company believes it has and will have and the amount of the charges for asbestos-related costs described above.

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

Financial information for the three-month periods ended September 30, 2001 and 2000 regarding the Company's product segments is as follows:


-----------------------------------------------------------------------------------------------------------
                                                                                    Elimina-
                                                                                     tions
                                                                        Total         and        Consoli-
                                   Glass       Plastics                Product       Other        dated
                                 Containers   Packaging     Other      Segments     Retained      Totals
-----------------------------------------------------------------------------------------------------------
Net sales:
   Sept. 30, 2001                  $  898.1    $  459.9    $   2.2    $  1,360.2                $  1,360.2
   Sept. 30, 2000                     948.2       465.5       16.6       1,430.3                   1,430.3
===========================================================================================================
EBIT, excluding unusual items:
   Sept. 30, 2001                  $  165.7    $   72.8    $  (0.9)   $    237.6    $  (15.2)   $    222.4
   Sept. 30, 2000                     145.1        66.9        0.9         212.9         7.1         220.0
===========================================================================================================
Unusual items:
   Sept. 30, 2000
      Adjustment of reserve
         for estimated
         future asbestos-
         related costs                                                              $ (550.0)   $   (550.0)
      Charges related to
         consolidation of
         manufacturing
         capacity                  $ (120.4)   $   (2.0)              $   (122.4)                   (122.4)
      Charges related to
         early retirement
         incentives and
         special termination
         benefits                     (22.0)       (9.2)                   (31.2)      (21.2)        (52.4)
      Charges related to
         impairment of
         property, plant and
         equipment in India           (40.0)                               (40.0)                    (40.0)
      Other charges,
         principally related
         to the write-off
         of software                   (3.6)                                (3.6)      (29.9)        (33.5)
===========================================================================================================

The reconciliation of EBIT to earnings (loss) before income taxes and minority share owners' interests in earnings of subsidiaries for the three-month periods ended September 30, 2001 and 2000 is as follows:


-----------------------------------------------------------------------------------------------------
                                                                Sept. 30, 2001        Sept. 30, 2000
-----------------------------------------------------------------------------------------------------
EBIT, excluding unusual items for
   reportable segments                                                 $ 237.6              $  212.9
Unusual items excluded from reportable
   segment information                                                                        (197.2)
Eliminations and other retained,
   excluding unusual items                                               (15.2)                  7.1
Unusual items excluded from eliminations and other
   retained                                                                                   (601.1)

      Net interest expense                                               (98.8)               (115.8)
-----------------------------------------------------------------------------------------------------

Total                                                                  $ 123.6              $ (694.1)
=====================================================================================================

Financial information for the nine-month periods ended September 30, 2001 and 2000 regarding the Company's product segments is as follows:


---------------------------------------------------------------------------------------------------------------
                                                                                        Elimina-
                                                                                         tions
                                                                            Total         and        Consoli-
                                      Glass      Plastics                  Product       Other        dated
                                   Containers    Packaging      Other      Segments     Retained     Totals
---------------------------------------------------------------------------------------------------------------
Net sales:
   Sept. 30, 2001                  $  2,639.0    $  1,405.2    $  11.9    $  4,056.1                $  4,056.1
   Sept. 30, 2000                     2,784.2       1,387.1       53.8       4,225.1                   4,225.1
===============================================================================================================
EBIT, excluding unusual items:
   Sept. 30, 2001                  $    440.4    $    209.2    $  (2.6)   $    647.0    $  (37.2)   $    609.8
   Sept. 30, 2000                       460.7         212.9        3.0         676.6        19.4         696.0
===============================================================================================================
Unusual items:
   Sept. 30, 2001
      Gain on the sale of a
         minerals business in
         Australia                 $     10.3                             $     10.3                $     10.3
      Gain on the sale of the
         Company's label
         business                                              $   2.8           2.8                       2.8
      Gain on the sale of
         the Company's
         Harbor Capital
         business                                                                       $  457.3         457.3
      Restructuring and
         impairment
         charges                        (64.3)   $    (15.6)                   (79.9)                    (79.9)
      Special employee
         benefit programs                (7.6)         (3.5)                   (11.1)      (19.8)        (30.9)
      Contingencies
         related to a
         previous
         acquisition                                   (8.5)                    (8.5)                     (8.5)
===============================================================================================================


-----------------------------------------------------------------------------------------------------------
                                                                                    Elimina-
                                                                                     tions
                                                                      Total           and        Consoli-
                                     Glass     Plastics              Product         Other         dated
                                  Containers   Packaging   Other     Segments       Retained      Totals
-----------------------------------------------------------------------------------------------------------
Unusual items:
   Sept. 30, 2000
      Adjustment of reserve
         for estimated
         future asbestos-
         related costs                 --          --        -           --        $ (550.0)     $ (550.0)
      Charges related to
         consolidation of
         manufacturing
         capacity                  $ (120.4)     $ (2.0)     -       $ (122.4)         --          (122.4)
      Charges related to
         early retirement
         incentives and
         special termination
         benefits                     (22.0)       (9.2)     -          (31.2)        (21.2)        (52.4)
      Charges related to
         impairment of
         property, plant and
         equipment in India           (40.0)       --        -          (40.0)         --           (40.0)
      Other charges,
         principally related
         to the write-off
         of software                   (3.6)       --        -           (3.6)        (29.9)        (33.5)
===========================================================================================================

The reconciliation of EBIT to earnings (loss) before income taxes and minority share owners' interests in earnings of subsidiaries for the nine-month periods ended September 30, 2000 and 1999 is as follows:


-----------------------------------------------------------------------------------------------------
                                                                Sept. 30, 2001        Sept. 30, 2000
-----------------------------------------------------------------------------------------------------
EBIT, excluding unusual items for
   reportable segments                                                 $ 647.0               $ 676.6
Unusual items excluded from reportable
   segment information                                                   (86.4)               (197.2)
Eliminations and other retained,
   excluding unusual items                                               (37.2)                 19.4
Unusual items excluded from eliminations and other
      retained                                                           437.5                (601.1)

Net interest expense                                                    (314.3)               (337.4)
-----------------------------------------------------------------------------------------------------

Total                                                                  $ 646.6              $ (439.7)
=====================================================================================================

9. NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS No. 141") which is effective for business combinations completed after June 30, 2001. Also in July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS No. 142"), which is effective for goodwill acquired after June 30, 2001. For goodwill acquired prior to June 30, 2001, FAS No. 142 will be effective for fiscal years beginning after December 15, 2001. Under FAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized but will be reviewed annually (or more frequently if impairment indicators arise) for impairment. The Company has not assessed the impact on earnings that the elimination of the amortization of goodwill will have on future earnings nor the effect that the impairment test will have on recorded goodwill. As provided in FAS No. 142, impairment testing will be completed during 2002.

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

Selected information relating to the restructuring accruals follows:


                                    Third       Second
                                  Quarter of  Quarter of
                                    2000         2001
                                   charges      charges     Total
                                  ----------   ----------  --------
Accrual as of
   June 30, 2001                  $  36.4      $  9.2      $  45.6

Restructuring charges                --          --           --

Write-down of assets
   to net realizable value           (2.0)       --           (2.0)

Net cash paid                        (3.1)       (1.0)        (4.1)
                                  -------      ------      -------

Remaining accrual
   as of September 30, 2001       $  31.3      $  8.2      $  39.5
                                  =======      ======      =======

11. DERIVATIVE INSTRUMENTS

The terms of the Company's former bank credit agreement provided for foreign currency borrowings by certain of its international affiliates. Such borrowings provided a natural hedge against a portion of the Company's investment. Under the April 2001 Secured Credit Agreement, international affiliates are only permitted to borrow in U.S. dollars. The Company's affiliates in Australia and the United Kingdom have entered into currency swaps covering their initial borrowings under the Agreement. These swaps are being used to manage the affiliates exposure to fluctuating foreign exchange rates by swapping the principal and interest payments due under the Secured Credit Agreement.

As of September 30, 2001, the Company's affiliate in Australia has swapped $650.0 million of borrowings into $1,275.0 million Australian dollars. This swap matures on March 31, 2003, with interest resets every 90 days. The interest reset terms of the swap approximate the terms of the U.S. dollar borrowings. This derivative instrument swaps both the interest and principal from U.S. dollars to Australian dollars. The Company's affiliate in the United Kingdom has swapped $200.0 million of borrowings into 139.0 million British pounds. This swap also matures on March 31, 2003, with interest resets every 90 days. This derivative instrument swaps both the interest and principal from U.S. dollars to British pounds.

The Company recognizes all derivatives on the balance sheet at fair value. The Company accounts for the above swaps as fair value hedges. As such, the changes in the value of the swaps are included in other expense and are expected to substantially offset any exchange rate gains or losses on the related U.S. dollar borrowings. For the three and nine months ended September 30, 2001, the amount not offset was immaterial.

The Company also uses commodity futures contracts related to forecasted future natural gas requirements. The objective of these futures contracts is to limit the fluctuations in prices paid and the potential volatility in earnings or cash flows from future price movements. During the third quarter of 2001, the Company entered into commodity futures contracts for approximately 25% of its domestic natural gas usage (approximately 400 million BTUs) over a nine-month period.

The Company accounts for the above futures contracts on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as and meets the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income ("OCI") and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings.

The above futures contracts are accounted for as cash flow hedges at September 30, 2001. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting anticipated cash flows of the hedged transactions. For hedged forecasted transactions, hedge accounting will be discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses will be recorded to earnings immediately.

During the three months ended September 30, 2001, an unrealized net loss of $1.5 million (net of tax) related to these commodity futures contracts was included in OCI. The ineffectiveness portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings. There was no ineffectiveness recognized during the third quarter of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS - THIRD QUARTER 2001 COMPARED WITH THIRD QUARTER 2000

The Company recorded net earnings of $69.4 million for the third quarter of 2001 compared to a net loss of $449.2 million for the third quarter of 2000. Excluding the effects of the 2000 unusual items discussed below, the Company's third quarter 2001 earnings of $69.4 million increased $5.5 million, or 8.6% from 2000 third quarter earnings of $63.9 million. Consolidated EBIT for the third quarter of 2001 was $222.4 million, an increase of $2.4 million, or 1.1%, compared to the third quarter of 2000 EBIT of $220.0 million, excluding unusual items. The increase is attributable to higher EBIT for both the Glass Containers and Plastics Packaging segments, partially offset by a net increase in other retained costs as discussed further below. Interest expense, net of interest income, decreased $17.0 million from the 2000 period due principally to lower interest rates and reduced debt levels.

Capsule segment results (in millions of dollars) for the second quarter of 2001 and 2000 were as follows:


--------------------------------------------------------------------------------------
                                       Net sales
                                (Unaffiliated customers)            EBIT (a)
--------------------------------------------------------------------------------------

                                    2001          2000          2001          2000(b)
                                ----------     ----------     --------     -------------
Glass Containers                $    898.1     $    948.2     $  165.7      $  (40.9)
Plastics Packaging                   459.9          465.5         72.8          55.7
Other                                  2.2           16.6         (0.9)          0.9
--------------------------------------------------------------------------------------

Segment totals                     1,360.2        1,430.3        237.6          15.7
   Eliminations and other
      retained costs                  --             --          (15.2)       (594.0)
--------------------------------------------------------------------------------------

Consolidated totals             $  1,360.2     $  1,430.3     $  222.4      $ (578.3)
======================================================================================


(a) EBIT consists of consolidated earnings before interest income, interest expense, provision for income taxes, and minority share owners' interests in earnings of subsidiaries.

(b) Amount for the three months ended September 30, 2000 includes charges totaling $798.3 million for the following: (1) $550.0 million related to adjustment of the reserve for estimated future asbestos-related costs; (2) $122.4 million related to the consolidation of manufacturing capacity; (3) a net charge of $52.4 million related to early retirement incentives and special termination benefits for 350 United States salaried employees; (4) $40.0 million related to the impairment of property, plant and equipment at the Company's facilities in India; and (5) $33.5 million related principally to the write-off of software and related development costs. Such items are included as follows in consolidated EBIT for the three months ended September 30, 2000:

        Glass Containers                                        $  186.0
        Plastics Packaging                                          11.2
                                                                --------

         Total Product Segments                                    197.2
        Eliminations and other retained costs                      601.1
                                                                --------

         Consolidated Totals                                    $  798.3
                                                                ========


Consolidated net sales for the third quarter of 2001 decreased $70.1 million, or 4.9%, from the prior year. Net sales of the Glass Containers segment decreased $50.1 million, or 5.3%, from 2000. In the United States, decreased sales were due in part to lower shipments of beer containers and conversions of certain juice and iced tea from glass to plastic containers. The combined U.S. dollar sales of the segment's foreign affiliates decreased from the prior year. Increased shipments from the Company's operations throughout most of South America and parts of Europe were more than offset by the effects of a strong U.S. dollar and lower shipments from most of the Company's operations in the Asia Pacific region. The effect of changing foreign currency exchange rates reduced U.S. dollar sales of the segment's foreign affiliates by approximately $35 million. Net sales of the Plastics Packaging segment decreased $5.6 million, or 1.2%, from 2000. Increased shipments of plastic containers for food and health care and closures for beverages, food, and health care were more than offset by lower shipments of plastic containers for beverages and the effect of changing foreign currency exchange rates, principally in Australia.

Excluding the effects of the 2000 unusual items, segment EBIT for the third quarter of 2001 increased $24.7 million, or 11.6%, to $237.6 million from the 2000 segment EBIT of $212.9 million. EBIT of the Glass Containers segment increased $20.6 million to $165.7 million, compared to $145.1 million in 2000. The combined U.S. dollar EBIT of the segment's foreign affiliates increased from prior year. Increased shipments from the Company's operations throughout most of South America and parts of Europe were partially offset by the effects of a strong U.S. dollar, principally in Australia and Brazil, and lower shipments from the Company's operations in the Asia Pacific region. In the United States, Glass Container EBIT increased from 2000 principally due to improved pricing, favorable product mix, and lower energy costs. EBIT of the Plastics Packaging segment increased $5.9 million, or 8.8%, to $72.8 million compared to $66.9 million in 2000. Increased shipments of plastic containers for food and health care and closures for beverages and food, as well as a shift to a more favorable product mix, were partially offset by lower shipments of plastic containers for beverages and personal care. Eliminations and other retained costs declined $22.3 million from 2000 reflecting lower net financial services income due to the sale of the Company's Harbor Capital business and certain employee benefit costs increases.

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

FIRST NINE MONTHS 2001 COMPARED WITH FIRST NINE MONTHS 2000

For the first nine months of 2001, the Company recorded earnings before extraordinary items of $365.9 million compared to a net loss of $302.0 million for the first nine months of 2000. Net earnings of $361.8 million for 2001 reflect $4.1 million of extraordinary charges from the early extinguishment of debt. Excluding the effects of the 2001 and 2000 unusual items, the Company's first nine months of 2001 earnings of $166.9 million decreased $44.2 million, or 20.9% from 2000 first nine months earnings of $211.1 million. Consolidated EBIT for the first nine months of 2001, excluding unusual items, was $609.8 million, a decrease of $86.2 million, or 12.4%, compared to the first nine months of 2000 EBIT, excluding unusual items, of $696.0 million. The decrease is largely attributable to lower EBIT for both the Glass Containers and Plastics Packaging segments, as discussed below. Interest expense, net of interest income and unusual items, decreased $27.1 million from the 2000 period due principally to lower interest rates and decreased levels of debt. The Company's estimated effective tax rate for the first nine months of 2001, excluding unusual items, was 38.5%. This compares with an estimated rate, excluding unusual items, of 38.5% for the first nine months of 2000 and the actual rate of 36.9% for the full year of 2000, excluding unusual items. The increase in the 2001 estimated rate compared to the full year of 2000 is primarily the result of the non-recurrence of certain international and domestic tax benefits and credits.

Capsule segment results (in millions of dollars) for the first nine months of 2001 and 2000 were as follows:


------------------------------------------------------------------------------------
                                        Net sales
                                 (Unaffiliated customers)            EBIT (a)
------------------------------------------------------------------------------------

                                   2001           2000         2001 (b)     2000 (c)
                                ----------     ----------     ---------    ---------
Glass Containers                $  2,639.0     $  2,784.2     $  378.8     $  274.7
Plastics Packaging                 1,405.2        1,387.1        181.6        201.7
Other                                 11.9           53.8          0.2          3.0
------------------------------------------------------------------------------------

Segment totals                     4,056.1        4,225.1        560.6        479.4
   Eliminations and other
      retained costs                                             400.3       (581.7)
------------------------------------------------------------------------------------

Consolidated totals             $  4,056.1     $  4,225.1     $  960.9     $ (102.3)
====================================================================================

(a) EBIT consists of consolidated earnings before interest income, interest expense, provision for income taxes, and minority share owners' interests in earnings of subsidiaries.

(b) Amount for the nine months ended September 30, 2001 includes a net gain of $351.1 million related to the following: (1) A gain of $457.3 million related to the sale of the Company's Harbor Capital business; (2) Charges of $79.9 million related to restructuring and impairment charges at certain of the Company's international glass operations, principally Venezuela and Puerto Rico, as well as certain other domestic and international operations; (3) Charges of $30.9 million related to special employee benefit programs; (4) A charge of $8.5 million for contingencies related to a previous acquisition; (5) A gain of $10.3 million from the sale of a minerals business in Australia; (6) A gain of $2.8 million from the sale of the Company's labels business.

      Such charges (gains) are included as follows in consolidated EBIT for the nine months ended September 30, 2001:

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
                                                                ========


(c) Amount for the nine months ended September 30, 2000 includes charges totaling $798.3 million for the following: (1) $550.0 million related to adjustment of the reserve for estimated future asbestos-related costs; (2) $122.4 million related to the consolidation of manufacturing capacity; (3) a net charge of $52.4 million related to early retirement incentives and special termination benefits for 350 United States salaried employees; (4) $40.0 million related to the impairment of property, plant and equipment at the Company's facilities in India; and (5) $33.5 million related principally to the write-off of software and related development costs. These items were recorded in the third quarter of 2000. Such items are included as follows in consolidated EBIT for the nine months ended September 30, 2000:

        Glass Containers                                        $  186.0
        Plastics Packaging                                          11.2
                                                                --------

          Total Product Segments                                   197.2
        Eliminations and other retained costs                      601.1
                                                                --------

          Consolidated Totals                                   $  798.3
                                                                ========


Consolidated net sales for the first nine months of 2001 decreased $169.0 million, or 4.0%, from the prior year. Net sales of the Glass Containers segment decreased $145.2 million, or 5.2%, from 2000. In the United States, decreased sales were due in part to lower shipments of beer containers and conversions of certain juice and iced tea from glass to plastic containers. The combined U.S. dollar sales of the segment's foreign affiliates decreased from the prior year. Increased shipments from the Company's operations throughout most of Europe and South America were more than offset by the effects of a strong U.S. dollar and lower shipments from most of the Company's operations in the Asia Pacific region. The effect of changing foreign currency exchange rates reduced U.S. dollar sales of the segment's foreign affiliates by approximately $135 million. Net sales of the Plastics Packaging segment increased $18.1 million, or 1.3%, over 2000, reflecting increased shipments of plastic containers and closures for food and health care and the effects of higher resin costs on pass-through arrangements with customers, partially offset by lower shipments of plastic containers for juice and other beverages and the effect of changing foreign currency exchange rates, principally in Australia. The effects of higher resin costs increased sales by approximately $34 million compared to the first nine months of 2000.

Excluding the effects of the 2001 and 2000 unusual items, segment EBIT for the first half of 2001 decreased $29.6 million, or 4.4%, to $647.0 million from the 2000 segment EBIT of $676.6 million. EBIT of the Glass Containers segment decreased $20.3 million, or 4.4%, to $440.4 million, compared to $460.7 million in 2000. The combined U.S. dollar EBIT of the segment's foreign affiliates increased from prior year. Increased shipments from the Company's operations throughout most of Europe and South America were partially offset by the effects of a strong U.S. dollar, higher energy costs worldwide, and lower shipments from the Company's operations in the Asia Pacific region. In the United States, Glass Container EBIT decreased from 2000 principally due to higher energy costs, which have not been fully recovered through price adjustments. EBIT of the Plastics Packaging segment decreased $3.7 million, or 1.7%, to $209.2 million, compared to $212.9 million in 2000. Increased shipments of plastic containers and closures for food and health care were more than offset by lower shipments of plastic containers for juice and other beverages and one-time costs associated with the relocation of a U.S. manufacturing operation to a new and larger facility to accommodate a growing business base. Eliminations and other retained costs declined $56.6 million from 2000 reflecting lower net financial services income due to the sale of the Company's Harbor Capital business and certain employee benefit costs increases.

The first nine months of 2001 includes pretax gains recorded in the first quarter totaling $13.1 million ($12.0 million after tax) related to the sale of the Company's label business and the sale of a minerals business in Australia.

The first nine months of 2001 earnings before extraordinary items also includes the following unusual and other largely one-time items recorded in the second quarter: (1) A gain of $457.3 million ($284.4 million after tax) related to the sale of the Company's Harbor Capital Advisors business; (2) Charges of $30.9 million ($19.4 million after tax) related to special employee benefit programs;
(3) A net interest charge of $4.0 million ($2.8 million after tax) related to interest on the resolution of the transfer of pension assets and liabilities for a previous acquisition and divestiture; (4) Charges of $79.9 million ($63.9 million after tax and minority share owners' interests) related to restructuring and impairment charges at certain of the Company's international glass operations, principally Venezuela and Puerto Rico, as well as certain other domestic and international operations; (5) A charge of $8.5 million ($5.3 million after tax) for contingencies related to a previous acquisition; (6) A $6.0 million charge to adjust tax liabilities in Italy as a result of recent legislation.

RESTRUCTURING AND IMPAIRMENT CHARGE

The first nine months of 2001 operating results include a pretax charge of $79.9 million recorded in the second quarter, principally related to a restructuring program and impairment at certain of the Company's international and domestic operations. The charge includes the impairment of assets at the Company's affiliate in Puerto Rico and the consolidation of manufacturing capacity and the closing of a facility in Venezuela. The program includes consolidation of capacity at certain other international and domestic facilities in response to decisions about pricing and market strategy. The Company expects its actions related to these restructuring and impairment charges to be completed during the next several quarters.

The first nine months of 2000 operating results included a pretax charge of $248.3 million recorded in the third quarter, principally related to a restructuring and capacity realignment program. The restructuring and capacity realignment program, initiated in the third quarter of 2000, included the consolidation of manufacturing capacity and a reduction of 350 employees in the U.S. salaried work force, or about 10%, principally as a result of early retirement incentives. Also included in the charge was a write-down of plant and equipment for the company's glass container affiliate in India and certain other asset write-offs, including $27.9 million for software which had been abandoned. Manufacturing capacity consolidations principally involved U.S. glass container facilities and reflect technology-driven improvements in productivity, conversions from some juice and similar products to plastic containers, Company and customer decisions regarding pricing and volume, and the further concentration of production in the most strategically-located facilities.

CAPITAL RESOURCES AND LIQUIDITY

The Company's total debt at September 30, 2001 was $5.31 billion, compared to $5.85 billion at December 31, 2000 and $5.87 billion at September 30, 2000.

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

At September 30, 2001, the Company had available credit totaling $4.045 billion under its April 2001 Secured Credit Agreement, of which $621.4 million had not been utilized. At December 31, 2000, the Company had $597.8 million of credit which had not been utilized under the Company's Second Amended and Restated Credit Agreement. Cash provided by operating activities was $271.8 million for the first nine months of 2001 compared to $286.4 million for the first nine months of 2000.

On October 1, 2001, the Company completed its acquisition of the Canadian glass container assets of Consumers Packaging Inc. for a purchase price of approximately US$150 million. The transaction was approved by the Ontario Superior Court of Justice as part of a restructuring plan by Consumers Packaging. The purchase price was financed by borrowings under the Agreement. In connection with the purchase of such assets, the Company also agreed to purchase the shares of Consumers U.S., Inc. held by Consumers Packaging for a purchase price of Cdn$5 million. Consumers U.S., Inc. holds approximately 59.5% of the outstanding equity shares of Anchor Glass Container Corporation (on a fully diluted basis). The Company has until December 31, 2002 to close on the acquisition of such shares. The Company previously entered into a non-binding letter of intent to sell the shares of Consumers U.S., Inc. to John Ghaznavi, which letter of intent has been terminated by the Company.

The Company anticipates that cash flow from its operations and from utilization of credit available through March 2004 under the Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations. During 2002, certain of the Company's subsidiaries expect to refinance all or part of the term loan portion of the Secured Credit Agreement by issuing longer term, fixed rate debt. This will allow the Company to extend the maturity of a portion of its indebtedness, however, will result in higher interest rates. The Company expects its asbestos-related payments for the year ended December 31, 2001, to be between $240 million and $250 million. The Company expects that total payments in 2002 will be moderately lower. Based on the Company's expectations regarding future payments for lawsuits and claims and its expectation of the collection of its insurance coverage for partial reimbursement for such lawsuits and claims, and also based on the Company's expected operating cash flow, the Company believes that the payment of any deferred amounts of previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits and claims associated with asbestos, will not have a material adverse effect upon the Company's liquidity on a short-term or long-term basis.

The Company's Board of Directors has authorized the management of the Company to repurchase up to 20 million shares of the Company's common stock. During the first quarter of 2001, the Company redeemed the remaining outstanding shares of exchangeble preferred stock that were issued in 1993. The redeemed exchangeable preferred shares were equivalent to 910,697 shares of the Company's common stock. The Company repurchased these shares pursuant to its share repurchase plan for $5.2 million. During the third quarter of 2001, the Company repurchased 3,500 shares. Since July 1999, the Company has repurchased 12,932,897 shares for $248.0 million. The Company may purchase its common stock from time to time on the open market depending on market conditions and other factors. During the term of the Agreement, the Company's total share repurchases are limited to the lesser of two million shares or $25 million. The Company believes that cash flows from its operations and from utilization of credit available under the Agreement will be sufficient to fund any such repurchases in addition to the obligations mentioned in the previous paragraph.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

For further information on legal proceedings, see Note 7 to the Condensed Consolidated Financial Statements, "Contingencies," that is included in Part I of this Report, which is incorporated herein by reference

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

             (a)      Exhibits:

                      Exhibit 4.1 Supplemental Indenture Agreement between Owens-Illinois Group, Inc. and Owens-Brockway Packaging, Inc. and The Bank of New York for the Indenture dated May 20, 1998.

                      Exhibit 4.2 Supplemental Indenture Agreement between Owens-Illinois Group, Inc. and Owens-Brockway Packaging, Inc. and The Bank of New York for the Indenture dated May 15, 1997.

                      Exhibit 4.3 Pledge Agreement between Owens-Illinois Group, Inc. and Owens-Brockway Packaging, Inc. and Bankers Trust Company

                      Exhibit 4.4 Intercreditor Agreement between Bankers Trust Company and the lenders under the Secured Credit Agreement

                      Exhibit 10.1 Owens-Illinois, Inc. Executive Deferred Savings Plan

                      Exhibit 12 Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

             (b)      Reports on Form 8-K:

                      On August 3, 2001, the Registrant filed a Form 8-K which included a press release dated August 3, 2001 announcing that it has entered into an agreement in principle to acquire substantially all of the Canadian glass container assets of Consumers Packaging Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            OWENS-ILLINOIS, INC.


Date  November 14, 2001                     By /s/ Edward C. White
    -------------------                       ----------------------------------
                                              Edward C. White
                                              Controller (Principal Accounting
                                                Officer)

                                INDEX TO EXHIBITS

EXHIBITS

     4.1 Supplemental Indenture Agreement between Owens-Illinois Group, Inc. and Owens-Brockway Packaging, Inc. and The Bank of New York for the Indenture dated May 20, 1998.

     4.2 Supplemental Indenture Agreement between Owens-Illinois Group, Inc. and Owens-Brockway Packaging, Inc. and The Bank of New York for the Indenture dated May 15, 1997.

     4.3 Pledge Agreement between Owens-Illinois Group, Inc. and Owens-Brockway Packaging, Inc. and Bankers Trust Company

     4.4 Intercreditor Agreement between Bankers Trust Company and the lenders under the Secured Credit Agreement

     10.1 Owens-Illinois, Inc. Executive Deferred Savings Plan

     12 Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends