Form 10-K405
period 2001-12-31
OWENS ILLINOIS INC /DE/
filed 2002-04-01
CIK 812074

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                            ------------------------

                              OWENS-ILLINOIS, INC.

             (Exact name of registrant as specified in its charter)

             DELAWARE                        1-9576                      22-2781933
  (State of other jurisdiction of         (Commission                   (IRS Employer
   incorporation or organization          file number)               Identification No.)

     ONE SEAGATE, TOLEDO, OHIO                                              43666
  (Address of principal executive                                        (Zip Code)
             offices)

       Registrant's telephone number, including area code: (419) 247-5000

          Securities registered pursuant to Section 12(b) of the Act:

                                             NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                     WHICH REGISTERED
-------------------------------------  -------------------------------------
Common Stock, $.01 par value           New York Stock Exchange

Convertible Preferred Stock, $.01 par New York Stock Exchange value, $50 liquidation preference

        Securities registered pursuant to Section 12(g) of the Act: None

                           (Cover page 1 of 2 pages)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            Yes /X/          No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value (based on the consolidated tape closing price on February 28, 2002) of the voting stock beneficially held by non-affiliates of Owens-Illinois, Inc. was approximately $1,539,985,000. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors and executive officers of the Company. Such interpretation is not intended to be, and should not be construed to be, an admission by Owens-Illinois, Inc. or such directors or executive officers of the Company that such directors and executive officers of the Company are "affiliates" of Owens-Illinois, Inc., as that term is defined under the Securities Act of 1934.

    The number of shares of Common Stock, $.01 par value of Owens-Illinois, Inc. outstanding as of February 28, 2002 was 146,670,506.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III Owens-Illinois, Inc. Proxy Statement for The Annual Meeting of Share Owners To Be Held Wednesday, May 8, 2002 ("Proxy Statement").

                              TABLE OF GUARANTORS

                                                                             PRIMARY
                                                                             STANDARD
                                                       STATE/COUNTRY OF     INDUSTRIAL         I.R.S
                                                        INCORPORATION     CLASSIFICATION      EMPLOYEE
              EXACT NAME OF REGISTRANT                        OR               CODE        IDENTIFICATION
             AS SPECIFIED IN ITS CHARTER                 ORGANIZATION         NUMBER           NUMBER
-----------------------------------------------------  ----------------   --------------   --------------
Owens-Illinois Group Inc.............................      Delaware            6719          34-1559348
Owens-Brockway Packaging, Inc........................      Delaware            6719          34-1559346

    The address, including zip code, and telephone number, of each additional registrant's principal executive office is One Seagate, Toledo, Ohio 43666
(419) 247-5000. These companies are listed as guarantors of the debt securities of the registrant. The consolidating condensed financial statements of the Company depicting separately its guarantor and non-guarantor subsidiaries are presented in the notes to the consolidated financial statements. All of the equity securities of each of the guarantors set forth in the table above are owned, either directly or indirectly, by Owens-Illinois, Inc.

                           (Cover page 2 of 2 pages)

                               TABLE OF CONTENTS

PART I.........................................................................       1

  Item 1.          Business....................................................       1

  Item 2.          Properties..................................................       9

  Item 3.          Legal Proceedings...........................................      13

  Item 4.          Submission of Matters to a Vote of Security Holders.........      13

                   Executive Officers of the Registrant........................      13

PART II........................................................................      15

  Item 5.          Market for Owens-Illinois, Inc.'s Common Stock and Related
                   Share Owner Matters.........................................      15

  Item 6.          Selected Financial Data.....................................      16

  Item 7.          Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...................................      19

  Item 7.(A).      Qualitative and Quantitative Disclosures About Market
                   Risk........................................................      27

  Item 8.          Financial Statements and Supplementary Data.................      30

  Item 9.          Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure....................................      68

PART III.......................................................................      69

  Item 10.         Directors and Executive Officers of the Registrant..........      69

  Item 11.         Executive Compensation and Certain Relationships and Related
  AND 13.          Transactions................................................      69

  Item 12.         Security Ownership of Certain Beneficial Owners and
                   Management..................................................      69

PART IV........................................................................      70

  Item 14.(A).     Exhibits and Financial Statement Schedules..................      70

  Item 14.(B).     Reports on Form 8-K.........................................      74

  Item 14.(C).     Separate Financial Statements of Affiliates Whose Securities
                   are Pledged as Collateral...................................      74

Signatures.....................................................................     136

Exhibits.......................................................................     E-1

                                     PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

    Owens-Illinois Inc. (the "Company") through its subsidiaries, is the successor to a business established in 1903. The Company is one of the world's leading manufacturers of packaging products. The Company is the largest manufacturer of glass containers in North America, South America, Australia and New Zealand, and one of the largest in Europe. In addition, the Company is a leading manufacturer in North America of plastic containers, plastic closures and plastic prescription containers. The Company also has plastics packaging operations in South America, Europe, Australia and New Zealand. Consistent with its strategy to continue to strengthen its existing packaging businesses, the Company has acquired 18 glass container businesses in 18 countries since 1991, including businesses in South America, Central and Eastern Europe and the Asia Pacific region, and six plastics packaging businesses with operations in 11 countries.

    The Company believes it is a technological leader in the worldwide glass container and plastics packaging segments of the rigid packaging market. During the five years ended December 31, 2001, the Company invested more than $2.3 billion in capital expenditures (excluding acquisitions) and more than $342.0 million in research, development and engineering to, among other things, improve labor and machine productivity, increase capacity in growing markets and commercialize technology into new products.

    The principal executive office of the Registrant is located at One SeaGate, Toledo, Ohio 43666; the telephone number is (419) 247-5000.

FINANCIAL INFORMATION ABOUT PRODUCT SEGMENTS

    Information as to sales, earnings before interest income, interest expense, provision for income taxes, minority share owners' interests in earnings of subsidiaries, and extraordinary charges ("EBIT"), and total assets by product segment is included on pages 62-65.

NARRATIVE DESCRIPTION OF BUSINESS

    The Company has two product segments: (1) Glass Containers and (2) Plastics Packaging. Below is a description of these segments and information to the extent material to understanding the Company's business taken as a whole.

PRODUCTS AND SERVICES, CUSTOMERS, MARKETS AND COMPETITIVE CONDITIONS, AND
  METHODS OF DISTRIBUTION

GLASS CONTAINERS PRODUCT SEGMENT

    The Company is a leading manufacturer of glass containers throughout the world. Approximately one of every two glass containers made worldwide is made by the Company, its affiliates or its licensees. Worldwide glass container sales represented 66%, 67%, and 68%, of the Company's consolidated net sales for the years ended December 31, 2001, 2000, and 1999, respectively. For the year ended December 31, 2001, the Company manufactured approximately 41% of all glass containers sold by domestic producers in the U.S., making the Company the leading manufacturer of glass containers in the U.S. The Company is the leading glass container manufacturer in 17 of the 19 countries where it competes in the glass container segment of the rigid packaging market and the sole manufacturer of glass containers in eight of these countries.

PRODUCTS AND SERVICES

    In the U.S., the Company produces glass containers for malt beverage including beer and ready to drink low alcohol refreshers, food, tea, juice, liquor, wine and pharmaceuticals. The Company also produces glass containers for soft drinks, principally outside the U.S. The Company manufactures these products in a wide range of sizes, shapes and colors. As a leader in glass container innovation, the Company is active in new product development.

CUSTOMERS

    In most of the countries where the Company competes, it has the leading position in the glass container segment of the rigid packaging market (based on units sold). The largest customers include many of the leading manufacturers and marketers of glass packaged products in the world. In the U.S., the majority of customers for glass containers are brewers, food producers, distillers and wine vintners. Outside of the U.S., glass container customers also include soft drink bottlers. The largest U.S. glass container customers include (in alphabetical order) Anheuser-Busch, Cadbury, Coors, Gerber, H.J. Heinz and Miller Brewing. The largest international glass container customers include Diageo, Foster's, Heineken, Labatt, Lion Nathan and Molson. The Company is the sole glass container supplier to many of these "blue chip" customers.

    The Company sells most of its glass container products directly to customers under annual or multi-year supply agreements. The Company also sells some of its products through distributors. Glass containers are typically scheduled for production in response to customers' orders for their quarterly requirements.

MARKETS AND COMPETITIVE CONDITIONS

    The principal markets for glass container products made by the Company are in North America, South America, Europe and the Asia Pacific region. The Company believes it is the low-cost producer in the glass container segment of the North American rigid packaging market, as well as the low-cost producer in most of the international glass container segments in which it competes. Much of this cost advantage is due to proprietary equipment and process technology used by the Company. The Company's machine development activities and systematic upgrading of production equipment in the 1980's and 1990's have given it low-cost leadership in the glass container segment in many of the countries in which it competes, a key strength to competing successfully in the rigid packaging market.

    The Company has the leading share of the glass container segment of the U.S. rigid packaging market based on units sold by domestic producers in the U.S., with its sales representing approximately 41% of that segment for the year ended December 31, 2001. The principal glass container competitors in the U.S. are Saint-Gobain Containers Co., a wholly-owned subsidiary of Compagnie de Saint-Gobain, and Anchor Glass Container Corporation.

    In supplying glass containers outside of the U.S., the Company competes directly with Compagnie de Saint-Gobain in Italy and Brazil, Rexam plc and Ardagh plc in the U.K., Vetropak in the Czech Republic and Amcor Limited in Australia. In other locations in Europe, the Company competes indirectly with a variety of glass container firms including Compagnie de Saint-Gobain, BSN Glasspack, Vetropak and Rexam plc. Except as mentioned above, the Company does not compete with any large, multi-national glass container manufacturers in South America or the Asia Pacific region.

    In addition to competing with other large, well-established manufacturers in the glass container segment, the Company competes with manufacturers of other forms of rigid packaging, principally aluminum cans and plastic containers, on the basis of quality, price and service. The principal competitors producing metal containers are Crown Cork & Seal Company, Inc., Rexam plc, Ball Corporation and Silgan Holdings Inc. The principal competitors producing plastic containers are Consolidated Container Holdings, LLC, Graham Packaging Company, Plastipak Packaging, Inc. and

Silgan Holdings Inc. The Company also competes with manufacturers of non-rigid packaging alternatives, including flexible pouches and aseptic cartons, in serving the packaging needs of juice customers.

    The Company's unit shipments of glass containers in countries outside of the U.S. have grown substantially from levels of the early 1990's. The Company has added to its international operations by acquiring glass container companies, many of which have leading positions in growing or established markets, increasing capacity at select foreign affiliates, and maintaining the global network of glass container companies that license its technology. In many developing countries, the Company's international glass operations have benefited in the last ten years from increased consumer spending power, a trend toward the privatization of industry, a favorable climate for foreign investment, lowering of trade barriers and global expansion programs by multi-national consumer companies. Due to the weighting of labor as a production cost, glass containers have a significant cost advantage over plastic and metal containers in developing countries where labor wage rates are relatively low.

    The Company's majority ownership positions in international glass affiliates are summarized below:

                                                              OWENS-ILLINOIS
COMPANY/COUNTRY                                                 OWNERSHIP
---------------                                               --------------
ACI Operations Pty. Ltd., Australia.........................      100.0%
ACI Operations New Zealand Ltd., New Zealand................      100.0
Avirunion, a.s., Czech Republic.............................      100.0
Karhulan Lasi Oy, Finland...................................      100.0
Manufacturera de Vidrios Planos, C.A., Venezuela............      100.0
OI Canada Corp., Canada.....................................      100.0
Owens-Illinois de Puerto Rico, Puerto Rico..................      100.0
United Glass Ltd., United Kingdom...........................      100.0
United Hungarian Glass Containers, Kft., Hungary............      100.0
Vidrieria Rovira, S.A., Spain...............................      100.0
United Glass Ltd., United Kingdom...........................      100.0
A/S Jarvakandi Klaas, Estonia...............................       99.9
AVIR S.p.A., Italy..........................................       99.7
Huta Szkla Jaroslaw S.A., Poland............................       99.4
Huta Szkla Antoninek Sp.zo.o, Poland........................       98.7
Vidrios Industriales, S.A., Peru............................       96.0
PT Kangar Consolidated Industries, Indonesia................       93.9
Companhia Industrial Sao Paulo e Rio, Brazil................       79.4
Owens-Illinois de Venezuela, C.A., Venezuela................       74.0
ACI Guangdong Glass Company Ltd., China.....................       70.0
ACI Shanghai Glass Company Ltd., China......................       70.0
Wuhan Owens Glass Container Company Ltd., China.............       70.0
Cristaleria del Ecuador, S.A., Ecuador......................       69.0
Cristaleria Peldar, S. A., Colombia.........................       58.4

    NORTH AMERICA. In addition to the glass container operations in the U.S., the Company's affiliate in Canada is the sole manufacturer of glass containers in that country.

    SOUTH AMERICA. The Company's affiliates in Colombia, Ecuador and Peru are the sole manufacturers of glass containers in those countries. In both Brazil and Venezuela, the Company is the leading manufacturer of glass containers. In South America, there is a large infrastructure for returnable/refillable glass containers. However, with improving economic conditions in South America after the recessions of the late 1990's, unit sales of non-returnable glass containers have grown in Venezuela, Colombia and Brazil.

    EUROPE. The Company's European glass container business has operations in eight countries and is one of the largest in Europe. In Italy, the Company's wholly-owned affiliate, AVIR, is the leading manufacturer of glass containers and operates 13 glass container plants. AVIR accounted for approximately 49% of our total European glass container sales in 2001. United Glass, the Company's affiliate in the U.K., is a leading manufacturer of glass containers for the U.K. spirits business. In Poland, the Company is the leading glass container manufacturer and currently operates two plants. The Company's affiliate in the Czech Republic, Avirunion, is the leading glass container manufacturer in that country and also ships a portion of its beer bottle production to Germany. In Hungary, the Company is the sole glass container manufacturer and serves the Hungarian food industry. In Finland and the Baltic country of Estonia, the Company is the only manufacturer of glass containers. The Company coordinates production activities between Finland and Estonia in order to efficiently serve the Finnish, Baltic and Russian markets. In recent years, Western European brewers have been establishing beer production facilities in Central Europe and the Russian Republic. Because these new beer plants use high-speed filling lines, they require high quality glass containers in order to operate properly. The Company believes it is well positioned to meet this growing demand. In Spain, the Company serves the market for wine bottles in the Barcelona area.

    ASIA PACIFIC. The Company has glass operations in four countries in the Asia Pacific region: Australia, New Zealand, Indonesia and China. The Asia Pacific affiliates are the leading manufacturers of glass containers in most of the countries in which they compete. In Australia, the Company operates five glass container plants, including a plant focused on serving the needs of the rapidly growing Australian wine industry. In New Zealand, the Company is the sole glass container manufacturer. In Indonesia, the Company's affiliate supplies the Indonesian market and exports glass containers for food and pharmaceutical products to Australian customers. In China, the glass container segments of the packaging market are regional and highly fragmented with a number of local competitors. The Company has three modern glass container plants in China manufacturing high-quality beer bottles to serve Foster's as well as Anheuser-Busch, which is now producing Budweiser-Registered Trademark- in and for the Chinese market.

    The Company continues to focus on serving the needs of leading multi-national consumer companies as they pursue international growth opportunities. The Company believes that it is often the glass container partner of choice for such multi-national consumer companies due to its leadership in glass technology and its status as a low-cost producer in most of the markets it serves.

MANUFACTURING

    The Company believes it is the low-cost producer in the glass container segment of the North American rigid packaging market, as well as the low-cost producer in most of the international glass segments in which it competes. Much of this cost advantage is due to the Company's proprietary equipment and process technology. The Company believes its glass forming machines, developed and refined by it's engineering group, are significantly more efficient and productive than those used by competitors. The Company's machine development activities and systematic upgrading of production equipment in the 1980's and 1990's have given it low-cost leadership in the glass container segment in most of the countries in which it competes, a key strength to competing successfully in the rigid packaging market.

    Over the last ten years, the Company has more than doubled its overall glass container labor and machine productivity in the U.S., as measured by output produced per man-hour. By applying it's technology and worldwide "best practices" during this period, the Company decreased the number of production employees required per glass-forming machine line in the U.S. by over 35%, and increased the daily output of glass-forming machines by approximately 40%.

METHODS OF DISTRIBUTION

    Due to the significance of transportation costs and the importance of timely delivery, glass container manufacturing facilities are generally located close to customers. In the U.S., most of the Company's glass container products are shipped by common carrier to customers within a 250-mile radius of a given production site. In addition, the Company's glass container operations outside the U.S. export some products to customers beyond their national boundaries, which may include transportation by rail and ocean delivery in combination with common carriers. The Company also operates several machine and mold shops that manufacture high-productivity glass-forming machines, molds and related equipment.

SUPPLIERS AND RAW MATERIALS

    The primary raw materials used in the Company's glass container operations are sand, soda ash and limestone. Each of these materials, as well as the other raw materials used to manufacture glass containers, have historically been available in adequate supply from multiple sources. For certain raw materials, however, there may be temporary shortages due to weather or other factors, including disruptions in supply caused by raw material transportation or production delays.

GLASS RECYCLING

    The Company is an important contributor to the recycling effort in the U.S. and continues to melt substantial recycled glass tonnage in its glass furnaces. If sufficient high-quality recycled glass were available on a consistent basis, the Company has the technology to operate using 100% recycled glass. Using recycled glass in the manufacturing process reduces energy costs and prolongs the operating life of the glass melting furnaces.

PLASTICS PACKAGING PRODUCT SEGMENT

    The Company is a leading manufacturer in North America of plastic containers, plastic closures and plastic prescription containers. The Company also has plastics packaging operations in South America, Europe, Australia and New Zealand. Plastics packaging sales represented 34% and 32% of the Company's consolidated net sales for the years ended December 31, 2001 and 2000, respectively.

MANUFACTURING AND PRODUCTS

    The plastics packaging business utilizes two basic manufacturing processes:

BLOW-MOLDED PLASTICS PACKAGING

    Blow-molding is a plastics manufacturing process where pre-heated plastic is captured inside a hollow mold and using pressurized air is blown, much like a balloon, into a container. After being cooled, the mold is opened and the plastic product is removed.

    In blow-molded plastics packaging, the Company is a leading U.S. manufacturer of high density polyethylene (HDPE) containers. The Company manufactures these containers for products for the food and beverage, household, personal care, health care and chemical and automotive fluid end-use categories.

    The Company is also a leading worldwide manufacturer of PET blow-molded containers. Many of these PET containers are manufactured using multiple layers of plastic, with each layer having a different function. Some of these plastic layers have "barrier" properties, effectively blocking the escape of carbon dioxide out of, and the permeation of oxygen into, the packaged product thereby maintaining product quality and extending shelf life. Examples of products packaged in multi-layer PET containers include Heinz ketchup and Gatorade-Registered Trademark- sports drink. Major brewers, such as Anheuser-Busch, Coors and Miller Brewing, are now marketing beer packaged in the Company's multi-layer PET beer bottles.

INJECTION-MOLDED PLASTICS PACKAGING

    Injection molding is a plastics manufacturing process where plastic resin in the form of pellets or powder is melted and then injected or otherwise forced under pressure into a mold. The mold is then cooled and the product is removed from the mold.

    The Company develops and produces injection-molded plastic closures and closure systems, which typically incorporate functional features such as tamper evidence and child resistance or dispensing. Other products include trigger sprayers for household cleaning products, finger and lotion pumps for fragrances and cosmetics, as well as injection-molded containers for deodorant and toothpaste.

    The prescription product unit manufactures injection-molded plastic prescription containers. These products are sold primarily to drug wholesalers, major drug chains and to automated prescription filling operations. Containers for prescriptions include ovals, vials, ointment jars, dropper bottles and automation friendly prescription containers.

CUSTOMERS

    The Company's largest customers (in alphabetical order) for plastic containers and closures include Bristol-Myers Squibb, H.J. Heinz, Johnson & Johnson, PepsiCo (Dole-Registered Trademark-, Gatorade-Registered Trademark-, Tropicana-Registered Trademark-), Procter & Gamble and Unilever. The largest customers for prescription containers include AmeriSourceBergen, Cardinal Health, Eckerd Drug, McKesson, Walgreen, Rite-Aid and Merck-Medco.

    The Company sells most plastic containers, plastic closures and plastic prescription containers directly to customers under annual or multi-year supply agreements. These supply agreements typically allow a pass-through of resin price increases and decreases, except for the prescription business. The Company also sells some of its products through distributors.

MARKETS AND COMPETITIVE CONDITIONS

    Major markets for plastics packaging include the food and beverage, household products, personal care products, health care products and chemical and automotive fluid industries.

    The plastics segment of the rigid packaging market is competitive and fragmented due to generally available technology, low costs of entry and customer emphasis on low package cost. A large number of competitors exist on both a national and regional basis. The Company competes with other manufacturers in the plastic containers segment on the basis of quality, price, service and product design. The principal competitors producing plastic containers are Consolidated Container Holdings, LLC, Graham Packaging Company, Plastipak Packaging, Inc. and Silgan Holdings Inc. The Company emphasizes total package supply (I.E., bottle and closure system), diversified market positions, proprietary technology and products, new package development and packaging innovation. The plastic closures segment is divided into various categories in which several suppliers compete for business on the basis of quality, price, service and product design.

    The Company's approach has been to identify and serve areas of the plastics packaging segment where customers seek distinctive and functional packaging to differentiate their products among an array of choices offered to consumers. The Company believes it is a leader in technology and development of custom products and has a leading market position in the U.S. for such products. The Company believes its plastic containers and plastic closures businesses have a competitive advantage as a result of one of the shortest new product development cycles in the industry, enabling it to respond quickly to customer needs in the rapidly changing custom plastic containers and closures segments. The

Company's product innovations in plastics packaging include in-mold labeling for custom-molded bottles and multi-layer bottles containing post-consumer recycled
(PCR) plastic.

MANUFACTURING

    The exact type of blow-molding manufacturing process the Company uses is dependent on the plastic product type and package requirements. These blow-molding processes include: various types of extrusion blow-molding for medium- and large-sized HDPE, low density polyethelene (LDPE), polypropylene and polyvinyl chloride (PVC) containers; stretch blow-molding for medium-sized PET containers; injection blow-molding for small health care and personal care containers in various materials; two-stage PET blow-molding for high volume, high performance mono-layer, multi-layer and heat-set PET containers; and proprietary blow-molding for drain-back systems and other specialized applications.

    Injection-molding is used in the manufacture of plastic closures, trigger sprayers, deodorant canisters, ink cartridges and vials. Compression-molding, an advanced type of injection-molding, is used for high volume carbonated soft drink and other beverage closures that require tamper evidence.

METHODS OF DISTRIBUTION

    In the U.S., most of the Company's plastic containers, plastic closures and plastic prescription containers are shipped by common carrier. In addition, the Company's plastics packaging operations outside the U.S. export some products to customers beyond their national boundaries, which may include transportation by rail and ocean delivery in combination with common carriers.

SUPPLIERS AND RAW MATERIALS

    The Company manufactures containers and closures using HDPE, LDPE, polypropylene, PVC, PET and various other plastic resins. The Company also purchases large quantities of master batch colorants, corrugated materials and labels. In general, these raw materials are available in adequate supply from multiple sources. However, for certain raw materials, there may be temporary shortages due to market conditions and other factors.

RECYCLING

    Recycling content legislation, which has been enacted in several states, requires that a certain specified minimum percentage of recycled plastic be included in certain new plastic containers. The Company has met such legislated standards in part due to its material and multi-layer process technology. The Company's plastic containers are made with PCR plastic constituting somewhere between 25% and 100% of the material used to produce the container. In addition, its plastics plants also recycle virtually all of the internal scrap generated in the production process.

ADDITIONAL INFORMATION

TECHNICAL ASSISTANCE LICENSE AGREEMENTS

    The Company licenses its proprietary glass container technology to 24 companies in 24 countries. In plastics packaging, the Company has technical assistance agreements with 24 companies in 14 countries. These agreements cover areas ranging from manufacturing and engineering assistance, to support in functions such as marketing, sales and administration. The worldwide licensee network provides a stream of revenue to support the Company's development activities and gives it the opportunity to participate in the rigid packaging market in countries where it does not already have a direct presence. In addition, the Company's technical agreements enable it to apply "best practices" developed by its worldwide licensee network. In the years 2001 and 2000, the Company earned $24.6 million and $25.3 million, respectively, in royalties and net technical assistance revenue.

RESEARCH AND DEVELOPMENT

    Research and development constitutes an important part of the Company's activities. Research and development expenditures were $41.2 million, $46.7 million, and $37.5 million for 2001, 2000, and 1999, respectively. In addition, engineering expenditures were $31.4 million, $31.3 million, and $42.2 million for 2001, 2000 and 1999, respectively. The Company's research, development and engineering activities include new products, manufacturing process control, automatic inspection and further automation.

ENVIRONMENTAL AND OTHER GOVERNMENTAL REGULATION

    The Company's worldwide operations, in common with those of the industry generally, are subject to extensive laws, ordinances, regulations and other legal requirements relating to environmental protection, including legal requirements governing investigation and clean-up of contaminated properties as well as water discharges, air emissions, waste management and workplace health and safety. Capital expenditures for property, plant and equipment for environmental control activities were not material during 2001.

    A number of governmental authorities, both in the U.S. and abroad, have enacted, or are considering, legal requirements that would mandate certain rates of recycling, the use of recycled materials and/or limitations on certain kinds of packaging materials such as plastics. The Company believes that governmental authorities in both the U.S. and abroad will continue to enact and develop such legal requirements.

    In the U.S., sales of non-refillable glass beverage bottles and other convenience packages are affected by mandatory deposit laws and other types of restrictive legislation. As of January 1, 2002, there were nine states with mandatory deposit laws in effect. A number of states and local governments have enacted or are considering legislation to promote curbside recycling and recycled content legislation as alternatives to mandatory deposit laws. Although such legislation is not uniformly developed, the Company believes that states and local governments will continue to enact and develop curbside recycling and recycling content legislation.

    Plastic containers have also been the subject of legislation in various states, which requires that a certain specified minimum percentage of recycled plastic be included in new plastic products. The Company utilizes recycled plastic resin in its manufacturing processes.

    Although the Company is unable to predict what environmental legal requirements may be adopted in the future, it has not made, and does not anticipate making, material expenditures with respect to environmental protection. However, the compliance costs associated with environmental legal requirements may result in future additional costs to operations.

INTELLECTUAL PROPERTY RIGHTS

    The Company has a large number of patents which relate to a wide variety of products and processes, has a substantial number of patent applications pending, and is licensed under several patents of others. While in the aggregate the Company's patents are of material importance to its businesses, the Company does not consider that any patent or group of patents relating to a particular product or process is of material importance when judged from the standpoint of any segment or its businesses as a whole.

SEASONALITY

    Sales of particular glass container and plastics packaging products such as beer and food containers are seasonal. Shipments in the U.S. and Europe are typically greater in the second and third quarters of the year, while shipments in South America and the Asia Pacific region are typically greater in the first and fourth quarters of the year.

EMPLOYEES

    The Company employed approximately 29,700 persons at December 31, 2001. A majority of the Company's hourly workers are covered by collective bargaining agreements. The principal collective bargaining agreement, which at December 31, 2001, covered approximately 90% of the Company's union affiliated employees in the U.S., was extended and ratified in March 2002 and will expire on April 1, 2005. The Company considers its employee relations to be good.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

    Information as to net sales, EBIT, and assets of the Company's product and geographic segments is included on pages 63 - 66. Export sales, in the aggregate or by geographic area, were not material for the years 2001, 2000, or 1999.

ITEM 2. PROPERTIES

    The principal manufacturing facilities and other material important physical properties of the continuing operations of the Company at December 31, 2001 are listed below and grouped by product segment. All properties shown are owned in fee except where otherwise noted.

GLASS CONTAINERS

  NORTH AMERICAN OPERATIONS
    United States
      Glass Container Plants
        Atlanta, GA                              Oakland, CA
        Auburn, NY                               Portland, OR
        Charlotte, MI                            Streator, IL
        Clarion, PA                              Toano, VA
        Crenshaw, PA                             Tracy, CA
        Danville, VA                             Waco, TX
        Hayward, CA                              Winston-Salem, NC
        Lapel, IN                                Zanesville, OH
        Los Angeles, CA
        Muskogee, OK
      Machine Shops
        Brockway, PA                             Godfrey, IL
    Canada
      Glass Container Plants
        Brampton, Ontario                        Montreal, Quebec
        Lavington, British Columbia              Scoudouc, New Brunswick
        Milton, Ontario                          Toronto, Ontario
    Puerto Rico
      Glass Container Plant
        Vega Alta

  ASIA PACIFIC OPERATIONS
    Australia
      Glass Container Plants
        Adelaide                                 Perth
        Brisbane                                 Sydney
        Melbourne
      Mold Shop
        Melbourne

  ASIA PACIFIC OPERATIONS (CONTINUED)
    China
      Glass Container Plants
        Guangzhou                                Wuhan
        Shanghai
      Mold Shop
        Tianjin
    Indonesia
      Glass Container Plant
        Jakarta
    New Zealand
      Glass Container Plant
        Auckland

  EUROPEAN OPERATIONS
    Czech Republic
      Glass Container Plants
        Sokolov                                  Teplice
    Estonia
      Glass Container Plant
        Jarvakandi
    Finland
      Glass Container Plant
        Karhula
    Hungary
      Glass Container Plant
        Oroshaza
    Italy
      Glass Container Plants
        Asti                                     Pordenone
        Bari                                     Rome
        Bologna                                  Termi
        Milan (2 plants)                         Trento (2 plants)
        Napoli                                   Treviso
      Mold Shop
        Napoli
    Poland
      Glass Container Plants
        Jaroslaw                                 Antoninek
    Spain
      Glass Container Plant
        Barcelona
    United Kingdom
      Glass Container Plants
        Alloa                                    Harlow
      Sand Plant
        Devilla
      Machine Shop
        Birmingham

  SOUTH AMERICAN OPERATIONS
    Brazil
      Glass Container Plants
        Rio de Janeiro                           Sao Paulo
      Machine Shop
        Manaus
      Silica Sand Plant
        Descalvado
    Colombia
      Glass Container Plants
        Envigado                                 Zipaquira
        Soacha
      Tableware Plant
        Buga
      Machine Shop
        Cali
      Silica Sand Plant
        Zipaquira
    Ecuador
      Glass Container Plant
        Guayaquil
    Peru
      Glass Container Plants
        Callao
    Venezuela
      Glass Container Plants
        La Victoria                              Valera
        Valencia

PLASTICS PACKAGING
  NORTH AMERICAN OPERATIONS
    CONSUMER PRODUCTS
      United States
        Baltimore, MD                            Hamlet, NC
        Bedford, NH                              Harrisonburg, VA
        Belvidere, NJ                            Hazleton, PA
        Bowling Green, OH                        Henderson, NV
        Bridgeport, CT                           Kansas City, MO (2)
        Brookville, PA                           Kissimmee, FL
        Cartersville, GA                         La Mirada, CA (2)
        Chicago, IL                              Modesto, CA
        Cincinnati, OH                           Nashua, NH
        Constantine, MI                          Rockwall, TX
        Edison, NJ                               Rocky Mount, NC
        El Paso, TX (2)                          Rossville, GA (2)
        Erie, PA                                 St. Louis, MO (2)
        Findlay, OH                              Sullivan, IN
        Florence, KY (2 plants)                  Tolleson, AZ
        Franklin, IN                             Vandalia, IL
        Fremont, OH                              Washington, NJ (2)
        Greenville, SC

  NORTH AMERICAN OPERATIONS
    (CONTINUED)
      Mexico
        Mexico City                              Pachuca
      Puerto Rico
        Las Piedras

    PRESCRIPTION PRODUCTS PLANT
      United States
        Berlin, OH (1)

  ASIA PACIFIC OPERATIONS
      Australia
        Adelaide                                 Melbourne (5 plants)
        Brisbane (3 plants)                      Perth (2 plants)
        Berri                                    Sydney (2 plants)
        Drouin                                   Wadonga
      New Zealand
        Auckland                                 Christchurch

  EUROPEAN OPERATIONS
      Finland
        Ryttyla
      Hungary
        Gyor
      Netherlands
        Etten-Leur
      United Kingdom
        Chalgrove

  SOUTH AMERICAN OPERATIONS
      Brazil
        Sorocaba
      Venezuela
        Valencia

    In addition, a compression molding facility in Hattiesburg, Mississippi for beverage and juice closures, a facility for the manufacture and assembly of plastic ink cartridges in Singapore and a plastic container facility in Iowa City, Iowa are all under construction.

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

ITEM 3. LEGAL PROCEEDINGS

    For further information on legal proceedings, see the section entitled "Contingencies" on pages 61-62.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2001.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

NAME AND AGE                                                        POSITION
------------                                                        --------
Joseph H. Lemieux (71)....................  Chairman since 1991; Chief Executive Officer since 1990;
                                            President and Chief Operating Officer, 1986-1990;
                                            Chairman of the Board of Directors since 1991.
R. Scott Trumbull (53)....................  Executive Vice President and Chief Financial Officer
                                            since 2001; Executive Vice President, International
                                            Operations since 1993; Executive Vice President,
                                            Corporate Development since 1998.
Terry L. Wilkison (60)....................  Executive Vice President, Plastics Group General Manager
                                            since 2000; Executive Vice President, Latin American
                                            Operations, 1998-2000; Executive Vice President
                                            1993-1997; Executive Vice President, Domestic Packaging
                                            Operations, 1993-1996.
Thomas L. Young (58)......................  Executive Vice President, Administration and General
                                            Counsel since 1993; Secretary, 1990-1998. Director since
                                            1998.
John Bachey (53)..........................  Vice President since 1997; Vice President of Glass
                                            Container Sales and Marketing since 2000; General
                                            Manager, European and Latin American Plastics
                                            Operations, 1999-2000; General Manager, Europe and Latin
                                            America, Continental PET Technologies, 1998-1999; Vice
                                            President of Glass Container Sales and Marketing,
                                            1996-1997.
James W. Baehren (51).....................  Corporate Secretary since 1998; Vice President and
                                            Director of Finance since 2002; Associate General
                                            Counsel from 1996-2002.
L. Richard Crawford (41)..................  Vice President since 2000; Vice President of Global
                                            Glass Technology since 2002; Manufacturing Manager of
                                            Domestic Glass Container from 2000-2002; Vice President
                                            of Domestic Glass Container and Area Manufacturing
                                            Manager, West Coast, 1997-2000; Domestic Glass Container
                                            Area Manufacturing Manager, 1994-1997.
Jeffrey A. Denker (54)....................  Treasurer since 1998; Assistant Treasurer, 1988-1998;
                                            Director of International Finance, 1987-1998.
Joseph V. Conda (60)......................  Vice President since 1998; Vice President and General
                                            Manager of Prescription Products since 2000; Vice
                                            President of Glass Container Sales and Marketing,
                                            1997-2000; Vice President and General Manager of
                                            Presription Products, 1996-1997.

NAME AND AGE                                                        POSITION
------------                                                        --------
Larry A. Griffith (56)....................  Vice President since 1990; Vice President and General
                                            Manager of Plastic Containers since 2001; Vice President
                                            and General Manager of Closure and Specialty Products
                                            1998-2001; Vice President of International Operations,
                                            1997-1998; Vice President and Chief Information Officer,
                                            1996-1998; General Manager of Plastic Components
                                            Operations, 1996-1997.
W. Bruce Larsen (48)......................  Vice President since 1997; Vice President and General
                                            Manager of Food and Beverage since 2001; Vice President
                                            and General Manager of Plastic Containers 1999-2001;
                                            Vice President and Director of Operations, Plastic
                                            Containers 1998-1999; Vice President and Director of
                                            Manufacturing, Plastic Containers, 1993-1998.
Gerald J. Lemieux (44)....................  Vice President since 1997; Vice President of Corporate
                                            Strategy since 2002; Vice President and General Manager
                                            of Domestic Glass Container from 1997-2002; Vice
                                            President, Domestic Glass Container Finance and
                                            Administration, 1992-1997.
                                            Mr. Gerald J. Lemieux is the son of Mr. Joseph H.
                                            Lemieux.
Michael D. McDaniel (53)..................  Vice President since 1992; Vice President and General
                                            Manager of Closure and Specialty Products since 2001;
                                            Vice President and General Manager of Continental PET
                                            Technologies 1998-2001; Vice President and General
                                            Manager of Closure and Specialty Products, 1991-1998.
Philip McWeeny (62).......................  Vice President and General Counsel--Corporate since
                                            1988.
Gilberto Restrepo (61)....................  Vice President since 2000; General Manager of Latin
                                            American Glass Container Operations since 2000; Vice
                                            President of International Operations and General
                                            Manager, Western Region--Latin America, 1997-2000;
                                            President of Cristaleria Peldar, S.A., since 1982.
Peter J. Robinson (58)....................  Vice President since 1999; General Manager of Asia
                                            Pacific Operations since 1998; Chief Executive of ACI
                                            Packaging Group, 1988-1998.
Robert A. Smith (60)......................  Vice President since 1993; General Manager of Domestic
                                            Glass Container since 2002; Vice President and Technical
                                            Director from1998-2002; Vice President of International
                                            Operations, 1997-1998; Vice President of Glass Container
                                            Manufacturing, 1993-1997.
Franco Todisco (58).......................  Vice President since 1999; General Manager of European
                                            Operations since 2002; General Manager of Southern and
                                            Central Europe Operations, 1999-2002; President of Avir
                                            S.p.A., 1994-1999.
Edward C. White (54)......................  Vice President since 2002 and Controller since 1999;
                                            Vice President and Director of Finance, Planning, and
                                            Administration--International Operations, 1997-1999;
                                            Financial Director of the Company's affiliates in
                                            Finland and Poland, 1996-1997.

                                    PART II

ITEM 5. MARKET FOR OWENS-ILLINOIS, INC.'S COMMON STOCK
       AND RELATED SHARE OWNER MATTERS

    The price range for the Company's Common Stock on the New York Stock Exchange, as reported by National Association of Securities Dealers, was as follows:

                                                              2001                  2000
                                                       -------------------   -------------------
                                                         HIGH       LOW        HIGH       LOW
                                                       --------   --------   --------   --------
First Quarter........................................   $ 9.71     $5.63      $24.88     $13.25
Second Quarter.......................................     8.46      5.85       17.75      11.06
Third Quarter........................................     7.90      4.03       14.38       9.00
Fourth Quarter.......................................    10.08      3.62        9.88       2.50

    The number of share owners of record on January 31, 2002 was 1,284. Approximately 70% of the outstanding shares were registered in the name of Depository Trust Company, or CEDE, which held such shares on behalf of 199 brokerage firms, banks, and other financial institutions. The shares attributed to these financial institutions, in turn, represented the interests of more than 25,000 unidentified beneficial owners. No dividends have been declared or paid since the Company's initial public offering in December 1991. For restrictions on payment of dividends on Common Stock, see the sixth paragraph of the section entitled "Long-Term Debt" on page 42.

ITEM 6. SELECTED FINANCIAL DATA

    The selected consolidated financial data presented below relates to each of the five years in the period ended December 31, 2001. Such data was derived from the Consolidated Financial Statements, of which the most recent three years, including balance sheets at December 31, 2001 and 2000, are included elsewhere in this document and were audited by Ernst & Young LLP, independent auditors, whose report with respect to the financial statements appears elsewhere in this document.

                                                          YEARS ENDED DECEMBER 31,
                                            ----------------------------------------------------
                                              2001       2000       1999     1998(A)    1997(B)
                                            --------   --------   --------   --------   --------
                                            (DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
Consolidated operating results:
  Net sales...............................  $5,402.5   $5,552.1   $5,522.9   $5,306.3   $4,658.5
  Other revenue(c)........................     610.8      262.7      263.8      193.0      169.9
                                            --------   --------   --------   --------   --------
                                             6,013.3    5,814.8    5,786.7    5,499.3    4,828.4
Costs and expenses:
  Manufacturing, shipping and delivery....   4,218.4    4,359.1    4,296.4    4,075.6    3,666.4
  Research, engineering, selling,
    administrative and other(d)...........     693.7    1,360.6      566.6      834.7      407.0
                                            --------   --------   --------   --------   --------
  Earnings before interest expense and
    items below...........................   1,101.2       95.1      923.7      589.0      755.0
  Interest expense(e).....................     434.0      486.7      425.9      380.0      302.7
                                            --------   --------   --------   --------   --------
  Earnings (loss) before items below......     667.2     (391.6)     497.8      209.0      452.3
  Provision (credit) for income taxes
    (f)...................................     286.4     (143.9)     185.5       66.7      148.5
  Minority share owners' interests in
    earnings of subsidiaries..............      20.1       22.0       13.2       20.2       31.4
                                            --------   --------   --------   --------   --------
  Earnings (loss) before extraordinary
    items.................................     360.7     (269.7)     299.1      122.1      272.4
  Extraordinary charges from early
    extinguishment of debt, net of
    applicable income taxes...............      (4.1)                 (0.8)     (14.1)    (104.5)
                                            --------   --------   --------   --------   --------
  Net earnings (loss).....................  $  356.6   $ (269.7)  $  298.3   $  108.0   $  167.9
                                            ========   ========   ========   ========   ========
Basic earnings (loss) per share of common
  stock:
  Earnings (loss) before extraordinary
    items.................................  $   2.33   $  (2.00)  $   1.80   $   0.71   $   2.03
  Extraordinary charges...................     (0.03)                (0.01)     (0.09)     (0.78)
                                            --------   --------   --------   --------   --------
Net earnings (loss).......................  $   2.30   $  (2.00)  $   1.79   $   0.62   $   1.25
                                            ========   ========   ========   ========   ========
Weighted average shares outstanding (in
  thousands)..............................   145,456    145,983    153,804    149,970    133,597
                                            ========   ========   ========   ========   ========
Diluted earnings (loss) per share of
  common stock:
  Earnings (loss) before extraordinary
    items.................................  $   2.33   $  (2.00)  $   1.79   $   0.71   $   2.01
  Extraordinary charges...................     (0.03)                (0.01)     (0.09)     (0.77)
                                            --------   --------   --------   --------   --------
  Net earnings (loss).....................  $   2.30   $  (2.00)  $   1.78   $   0.62   $   1.24
                                            ========   ========   ========   ========   ========
Diluted average shares (in thousands).....   145,661    145,983    155,209    150,944    135,676
                                            ========   ========   ========   ========   ========

    The Company's convertible preferred stock was not included in the computation of 2001, 1999, and 1998 diluted earnings per share since the result would have been antidilutive. For the year ended

December 31, 2000, diluted earnings per share of common stock are equal to basic earnings per share of common stock due to the net loss. The Company's exchangeable preferred stock was not included in the computation of 1998 diluted earnings per share since the result would have been antidilutive. Options to purchase 7,776,942, 3,357,449, 1,160,667, and 11,429, weighted average shares of common stock which were outstanding during 2001, 1999, 1998, and 1997, respectively, were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

                                                                YEARS ENDED DECEMBER 31,
                                                  ----------------------------------------------------
                                                    2001       2000       1999     1998(A)    1997(B)
                                                  --------   --------   --------   --------   --------
                                                              (DOLLAR AMOUNTS IN MILLIONS)
Other data:
The following are included in net earnings:
  Depreciation..................................  $ 403.2    $ 412.6    $ 403.7    $ 358.5     $283.5
  Amortization of excess cost and intangibles...    120.6      126.8      132.7       98.0       55.9
  Amortization of deferred finance fees
    (included in interest expense)..............     19.9       10.1        8.9        7.4        4.1
                                                  -------    -------    -------    -------     ------
                                                  $ 543.7    $ 549.5    $ 545.3    $ 463.9     $343.5
                                                  =======    =======    =======    =======     ======
Balance sheet data (at end of period):
  Working capital...............................  $   756    $   764    $   837    $   850     $  604
  Total assets..................................   10,107     10,343     10,756     11,061      6,845
  Total debt....................................    5,401      5,850      5,939      5,917      3,324
  Share owners' equity..........................    2,152      1,883      2,350      2,472      1,342

------------------------

(a) Results of operations and other data since April 1998 include the acquisition of the worldwide glass and plastics packaging businesses of BTR plc, and the related financings.

(b) Results of operations and other data since January 1997 include the acquisition of AVIR S.p.A. Also during 1997, the Company implemented a refinancing plan.

(c) Other revenue in 2001 includes: (1) a gain of $457.3 million
    ($284.4 million after tax) related to the sale of the Harbor Capital Advisors business and (2) gains totaling $13.1 million ($12.0 million after tax) related to the sale of the label business and the sale of a minerals business in Australia.

    Other revenue in 1999 includes gains totaling $40.8 million ($23.6 million after tax and minority share owners' interests) related to the sales of a U.S. glass container plant and a mold manufacturing business in Colombia.

    Other revenue in 1998 includes: (1) a gain of $18.5 million ($11.4 million after tax) related to the termination of a license agreement, net of charges for related equipment write-offs and capacity adjustments, under which the Company had produced plastic multipack carriers for beverage cans and (2) a loss of $5.7 million ($3.5 million after tax) on the sale of a discontinued operation by an equity investee.

    Other revenue in 1997 includes a gain of $16.3 million (pretax and after tax) from the sale of the remaining 49% interest in Kimble Glass.

(d) Amount for 2001 includes: (1) charges of $82.1 million ($65.3 million after tax and minority share owners' interests) related to restructuring and impairment charges at certain of the Company's international glass operations, principally Venezuela and Puerto Rico, as well as certain other domestic and international operations; (2) a charge of $31.0 million (pretax and after tax) related to the loss on the sale of the Company's facilities in India; (3) charges of $30.9 million ($19.4 million after tax) related to special employee benefit programs; (4) a charge of $8.5 million

    ($5.3 million after tax) for certain contingencies; and (5) a charge of $7.9 million ($4.9 million after tax) related to restructuring manufacturing capacity in the medical devices business.

    In 2000, the Company recorded pretax charges totaling $798.3 million
    ($513.1 million after tax and minority share owners' interests) for the following: (1) $550.0 million ($342.1 million after tax) related to adjustment of the reserve for estimated future asbestos-related costs;
    (2) $122.4 million ($77.3 million after tax and minority share owners' interests) related to the consolidation of manufacturing capacity; (3) a net charge of $52.4 million ($32.6 million after tax) related to early retirement incentives and special termination benefits for 350 United States salaried employees; (4) $40.0 million (pretax and after tax) related to the impairment of property, plant and equipment at the Company's facilities in India; and (5) $33.5 million ($21.1 million after tax and minority share owners' interests) related principally to the write-off of software and related development costs.

    Amount for 1999 includes charges totaling $20.8 million ($14.0 million after tax and minority share owners' interests) related principally to restructuring costs and write-offs of certain assets in Europe and Latin America.

    In 1998, the Company recorded: (1) a charge of $250.0 million
    ($154.4 million after tax) related to adjustment of the reserve for estimated future asbestos-related costs; (2) charges of $72.6 million
    ($47.4 million after tax and minority share owners' interests) related principally to a plant closing in the United Kingdom and restructuring costs at certain international affiliates; and (3) a net charge of $0.9 million ($0.6 million after tax) for the settlement of certain environmental litigation and the reduction of previously established reserves for guarantees of certain obligations of a previously divested business.

    In 1997, the Company recorded charges of $14.1 million ($8.7 million after tax) principally for guarantees of certain lease obligations of a previously divested business.

(e) Amount for 2001 includes a net interest charge of $4.0 million
    ($2.8 million after tax) related to interest on the resolution of the transfer of pension assets and liabilities for a previous acquisition and divestiture.

(f) Amount for 2001 includes a $6.0 million charge to adjust tax liabilities in Italy as a result of recent legislation.

    Amount for 2000 includes a benefit of $9.3 million to adjust net income tax liabilities in Italy as a result of recent legislation.

    In 1998, the Company recorded a credit of $15.1 million to adjust net deferred income tax liabilities as a result of a reduction in Italy's statutory income tax rate.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF 2001 WITH 2000

    For the year ended December 31, 2001, the Company recorded earnings of $360.7 million before an extraordinary item compared to a net loss of $269.7 million for 2000. Net earnings of $356.6 million for 2001 reflect
$4.1 million of an extraordinary charge from the early extinguishment of debt. Excluding the effects of unusual items for both 2001 and 2000 discussed in the table below, the Company's 2001 earnings of $199.0 million before an extraordinary item decreased $35.1 million, or 15.0%, from 2000 earnings of $234.1 million.

    The following table lists unusual items (in millions of dollars) recorded in 2001 and 2000, and their related effects on both EBIT and earnings before extraordinary items. EBIT is defined as earnings before interest income, interest expense, provision for income taxes, minority share owners' interest in earnings of subsidiaries, and extraordinary charges.

                                                                             EARNINGS
                                                                              BEFORE
                                                                           EXTRAORDINARY
                                                                 EBIT          ITEM
                                                              ----------   -------------
Year ended December 31, 2001 as reported....................   $1,074.3       $360.7
Unusual items--charges (credits):
  Gain on the sale of the Harbor Capital Advisors
    business................................................     (457.3)      (284.4)
  Gain on the sale of the Company's label business and the
    sale of a minerals business in Australia................      (13.1)       (12.0)
  Restructuring and impairment charges at certain
    international domestic operations.......................       82.1         65.3
  Loss on the sale of the Company's facilities in India.....       31.0         31.0
  Special employee benefit programs.........................       30.9         19.4
  Charges related to certain contingencies..................        8.5          5.3
  Restructuring manufacturing capacity in the medical
    devices business........................................        7.9          4.9
  Charges to adjust net income tax liabilities in Italy.....                     6.0
  Net interest on the resolution of the transfer of pension
    assets and liabilities for a previous acquisition.......                     2.8
                                                               --------       ------
Before unusual items........................................   $  764.3       $199.0
                                                               ========       ======

                                                                EBIT     EARNINGS (LOSS)
                                                              --------   ---------------
Year ended December 31, 2000 as reported....................   $ 62.6        $(269.7)
Unusual items--charges (credits):
  Adjustment of reserve for future asbestos-related costs...    550.0          342.1
  Charges related to consolidation of manufacturing
    capacity................................................    122.4           77.3
  Charges related to early retirement incentives and special
    termination benefits....................................     52.4           32.6
  Charges related to impairment of property, plant, and
    equipment in India......................................     40.0           40.0
  Other charges, principally related to the write-off of
    software................................................     33.5           21.1
  Benefit related to an adjustment of tax liabilities in
    Italy as a result of recent legislation.................                    (9.3)
                                                               ------        -------
Before unusual items........................................   $860.9        $ 234.1
                                                               ======        =======

    Consolidated EBIT, excluding unusual items, for 2001 was $764.3 million, a decrease of $96.6 million, or 11.2%, compared to 2000 EBIT, excluding unusual items, of $860.9 million. The decrease is attributable to lower EBIT for both the Glass Containers segment and the Plastics

Packaging segment. Results of both segments are discussed further below. Interest expense, net of interest income and unusual items, decreased
$51.1 million from 2000 due principally to lower interest rates and decreased levels of debt. Exclusive of the adjustment for net income tax liabilities in Italy and other unusual items previously discussed, the Company's effective tax rate for 2001 was 38.1%. This compares with a rate of 36.9% for 2000, excluding the adjustment for net income tax liabilities in Italy and other unusual items. The increase in the 2001 rate compared to 2000 is primarily the result of decreased international and domestic tax benefits and credits.

    Capsule segment results (millions of dollars) for 2001 and 2000 are as follows (a):

NET SALES TO UNAFFILIATED CUSTOMERS                          2001       2000
-----------------------------------                        --------   --------
Glass Containers.........................................  $3,571.2   $3,695.6
Plastics Packaging.......................................   1,817.5    1,787.6
Other....................................................      13.8       68.9
                                                           --------   --------
Segment and consolidated net sales.......................  $5,402.5   $5,552.1
                                                           ========   ========

EBIT                                                        2001(B)    2000(C)
----                                                        --------   --------
Glass Containers..........................................  $  489.9    $401.2
Plastics Packaging........................................     218.1     238.0
Other.....................................................     (13.3)      1.1
                                                            --------    ------
Segment EBIT..............................................     694.7     640.3
  Eliminations and other retained items...................     379.6    (577.7)
                                                            --------    ------
Consolidated EBIT.........................................  $1,074.3    $ 62.6
                                                            ========    ======

------------------------

(a) See Segment Information included on pages 63-66.

(b) EBIT for 2001 includes: (1) a gain of $457.3 million related to the sale of the Company's Harbor Capital Advisors business; (2) a $10.3 million gain from the sale of a minerals business in Australia; (3) a $2.8 million gain from the sale of the Company's label business; (4) charges of $82.1 million related to restructuring and impairment charges at certain of the Company's international glass operations, principally Venezuela and Puerto Rico, as well as certain other domestic and international operations; (5) a charge of $31.0 million related to the loss on the sale of the Company's facilities in India; (6) charges of $30.9 million related to special employee benefit programs; (7) a charge of $8.5 million for certain contingencies; and (8) a charge of $7.9 million related to restructuring manufacturing capacity in the medical devices business. These items increased (decreased) segment EBIT as follows: Glass Containers--($92.6) million; Plastics Packaging--($29.8) million; Other segment--($5.1) million; and Eliminations and other retained items--$437.5 million.

(c) EBIT for 2000 includes charges totaling $798.3 million for the following:
    (1) $550.0 million related to adjustment of the reserve for estimated future asbestos-related costs; (2) $122.4 million related to the consolidation of manufacturing capacity; (3) a net charge of $52.4 million related to early retirement incentives and special termination benefits for 350 United States salaried employees; (4) $40.0 million related to the impairment of property, plant and equipment at the Company's facilities in India; and
    (5) $33.5 million related principally to the write-off of software and related development costs. These items were recorded in the third quarter of 2000. These items decreased segment EBIT as follows: Glass Containers--$186.0 million; Plastics Packaging--$11.2 million; Eliminations and other retained items--$601.1 million.

    Consolidated net sales for 2001 decreased $149.6 million, or 2.7%, from the prior year. Net sales of the Glass Containers segment decreased $124.4 million from 2000. In North America, the additional sales from the October 2001 acquisition of the Canadian operations were more than offset by decreased shipments of containers for beer producers and conversions of certain juice and iced tea from glass to plastic containers. The combined U.S. dollar sales of the segment's foreign affiliates decreased from the prior year. Increased shipments from the Company's operations throughout most of

Europe and South America were more than offset by the effects of a strong U.S. dollar and lower shipments from the Company's operations in the United Kingdom and most of the Asia Pacific region. The effect of changing foreign currency exchange rates reduced U.S. dollar sales of the segment's foreign affiliates by approximately $140 million. Net sales of the Plastics Packaging segment increased $29.9 million, or 1.7%, over 2000, reflecting increased shipments of plastic containers and closures for food and health care, including prescription products, and the effects of higher resin costs on pass-through arrangements with customers, partially offset by lower shipments of plastic containers for juice and other beverages and the effect of changing foreign currency exchange rates, principally in Australia. The effects of higher resin costs increased sales by approximately $32 million compared to 2000.

    Segment EBIT for 2001, excluding the 2001 and 2000 unusual items, decreased $15.3 million to $822.2 million, or 15.2% of net sales, from 2000 segment EBIT of $837.5 million, or 15.1% of net sales. Consolidated operating expense (consisting of selling and administrative, engineering, and research and development expenses), before 2001 unusual items of $30.9 million, as a percentage of net sales was 7.1% in 2001 compared to 6.5% in 2000. The increase in operating expenses is attributed to lower pension income and higher costs of certain employee benefit programs. EBIT of the Glass Containers segment decreased $4.7 million, or 0.8%, to $582.5 million, compared to $587.2 million in 2000. The combined U.S. dollar EBIT of the segment's foreign affiliates increased from prior year. Increased shipments from the Company's operations throughout most of Europe and South America were partially offset by the effects of a strong U.S. dollar, higher energy costs worldwide, and lower shipments from the Company's operations in the United Kingdom and most of the Asia Pacific region. In the United States, Glass Container EBIT decreased from 2000 principally due to higher energy costs, which have not been fully recovered through price adjustments. EBIT of the Plastics Packaging segment decreased
$1.3 million, or 0.5%, to $247.9 million, compared to $249.2 million in 2000. Increased shipments of plastic containers and closures for food and health care, including prescription products, were more than offset by lower shipments of plastic containers for juice and other beverages and one-time costs associated with the relocation of a U.S. manufacturing operation to a new and larger facility to accommodate a growing business base.

    Eliminations and other retained items, excluding the 2001 and 2000 unusual items, declined $81.3 million from 2000 reflecting lower net financial services income due to the sale of the Company's Harbor Capital Advisors business, higher spending on information systems, and certain employee benefit costs increases.

    The 2001 results include a net pretax gain of $310.0 million
($170.5 million after tax and minority share owners' interest) for the following: (1) a gain of $457.3 million ($284.4 million after tax) related to the sale of the Harbor Capital Advisors business; (2) gains totaling
$13.1 million ($12.0 million after tax) related to the sale of the label business and the sale of a minerals business in Australia; (3) charges of $82.1 million ($65.3 million after tax and minority share owners' interests) related to restructuring and impairment charges at certain of the Company's international glass operations, principally Venezuela and Puerto Rico, as well as certain other domestic and international operations; (4) a charge of $31.0 million (pretax and after tax) related to the loss on the sale of the Company's facilities in India; (5) charges of $30.9 million ($19.4 million after tax) related to special employee benefit programs; (6) a charge of $8.5 million ($5.3 million after tax) for certain contingencies; and (7) a charge of $7.9 million ($4.9 million after tax) related to restructuring manufacturing capacity in the medical devices business.

    The 2000 results include pretax charges totaling $798.3 million
($513.1 million after tax and minority share owners' interests) for the following: (1) $550.0 million ($342.1 million after tax) related to adjustment of the reserve for estimated future asbestos-related costs; (2) $122.4 million ($77.3 million after tax and minority share owners' interests) related to the consolidation of manufacturing capacity; (3) a net charge of $52.4 million ($32.6 million after tax) related to early retirement incentives and special termination benefits for 350 United States salaried employees; (4) $40.0 million (pretax and after tax) related to the impairment of property, plant and equipment at the Company's facilities in India; and (5) $33.5 million ($21.1 million after tax and minority share owners' interests) related principally to the write-off of software and related development costs.

COMPARISON OF 2000 WITH 1999

    For the year ended December 31, 2000, the Company recorded a net loss of $269.7 million compared to earnings of $299.1 million before extraordinary items for 1999. Net earnings of $298.3 million for 1999 reflect $0.8 million of extraordinary charges from the early extinguishment of debt. Excluding the effects of unusual items for both 2000 and 1999 discussed in the table below, the Company's 2000 earnings of $234.1 million decreased $55.4 million, or 19.1%, from 1999 earnings of $289.5 million before extraordinary items.

    The 2000 results include the unusual items discussed above. The 1999 results included the following unusual items: (1) gains totaling $40.8 million
($23.6 million after tax and minority share owners' interests) related to the sales of a U.S. glass container plant and a mold manufacturing business in Colombia and (2) charges totaling $20.8 million ($14.0 million after tax and minority share owners' interests) related principally to restructuring costs and write-offs of certain assets in Europe and South America.

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

    Capsule segment results (millions of dollars) for 2000 and 1999 are as follows(a):

NET SALES TO UNAFFILIATED CUSTOMERS                          2000       1999
-----------------------------------                        --------   --------
Glass Containers.........................................  $3,695.6   $3,762.6
Plastics Packaging.......................................   1,787.6    1,686.7
Other....................................................      68.9       73.6
                                                           --------   --------
Segment and consolidated net sales.......................  $5,552.1   $5,522.9
                                                           ========   ========

EBIT                                                       2000(B)      1999
----                                                       --------   --------
Glass Containers.........................................  $  401.2   $  602.4(c)
Plastics Packaging.......................................     238.0      277.7
Other....................................................       1.1        9.2
                                                           --------   --------
Segment EBIT.............................................     640.3      889.3
  Eliminations and other retained items..................    (577.7)       5.9
                                                           --------   --------
Consolidated EBIT........................................  $   62.6   $  895.2
                                                           ========   ========

------------------------

(a) See Segment Information included on pages 63-66.

(b) EBIT for 2000 includes charges totaling $798.3 million for the following:
    (1) $550.0 million related to adjustment of the reserve for estimated future asbestos-related costs; (2) $122.4 million related to the consolidation of manufacturing capacity; (3) a net charge of $52.4 million related to early retirement incentives and special termination benefits for 350 United States salaried employees; (4) $40.0 million related to the impairment of property, plant and equipment at the Company's facilities in India; and (5) $33.5 million related principally to the write-off of software and related development costs. These items were recorded in the third quarter of 2000. These items decreased segment EBIT as follows: Glass Containers--$186.0 million; Plastics
    Packaging--$11.2 million; Eliminations and other retained items--$601.1 million.

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

    Segment EBIT for 2000, excluding the 2000 and 1999 unusual items, decreased $31.8 million to $837.5 million, or 15.1% of net sales, from 1999 segment EBIT of $869.3 million, or 15.7% of net sales. Consolidated operating expense as a percentage of net sales was 6.5% in 2000 compared to 6.8% in 1999. EBIT of the Glass Containers segment increased $4.8 million, or .8%, to $587.2 million, compared to $582.4 million in 1999. The combined U.S. dollar EBIT of the segment's foreign affiliates increased from prior year. Increased shipments from the Company's operations throughout most of Europe, South America, and the Asia Pacific region, and a gain from the restructuring of the ownership in two small joint ventures in South America were partially offset by the effects of a strong U.S. dollar, higher energy costs worldwide, and expenses associated with the scheduled rebuild of a glass melting furnace in Australia. In the United States, Glass Container EBIT decreased from 1999 principally due to higher energy costs and conversions of juice and iced tea bottles from glass to plastic containers, partially offset by further improvements in cost structure. EBIT of the Plastics Packaging segment decreased $28.5 million, or 10.3%, to $249.2 million, compared to $277.7 million in 1999. Increased shipments of plastic containers for juices and closures for food and beverages were more than offset by lower shipments of household, health care, and personal care containers and costs incurred in connection with the start-up of new custom PET capacity, including a new plastic bottle plant.

    Eliminations and other retained items improved $17.5 million from 1999 principally due to higher net financial services income.

RESTRUCTURING AND IMPAIRMENT CHARGES

    The 2001 operating results include pretax charges of $90.0 million related to the following: (1) charges of $82.1 million principally related to a restructuring program and impairment at certain of the Company's international and domestic operations. The charge includes the impairment of assets at the Company's affiliate in Puerto Rico and the consolidation of manufacturing capacity and the closing of a facility in Venezuela. The program also includes consolidation of capacity at certain other international and domestic facilities in response to decisions about pricing and market strategy and (2) a charge of $7.9 million related to restructuring manufacturing capacity in the medical devices business. The Company expects its actions related to these restructuring and impairment charges to be completed during the next several quarters.

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

ASBESTOS-RELATED CHARGE

    The asbestos-related pretax charge of $550.0 million in 2000 was established to cover estimated indemnity payments and legal fees arising from outstanding asbestos personal injury lawsuits and claims and asbestos personal injury lawsuits and claims filed in the ensuing several years, during which period the Company expected to receive the majority of the future asbestos-related lawsuits and claims that could involve the Company. The estimate was based on a comprehensive review of the Company's asbestos-related assets and liabilities completed during the third quarter of 2000.

    The Company believes that its ultimate asbestos-related contingent liability (i.e., its indemnity or other claim disposition costs plus related legal fees) cannot be estimated with certainty. The Company's ability to reasonably estimate its liability has been significantly affected by the volatility of asbestos-related litigation in the United States, the expanding list of non-traditional defendants that have been sued in this litigation and found liable for substantial damage awards, the continued use of litigation screenings to generate new lawsuits, the large number of claims asserted or filed by parties who claim prior exposure to asbestos materials but have no present physical impairment as a result of such exposure, and the growing number of co-defendants that have filed for bankruptcy.

    The Company has continued to monitor trends which may affect its ultimate liability and has continued to analyze the developments and variables affecting or likely to affect the resolution of pending and future asbestos claims against the Company. The Company expects that the gross amount of total asbestos-related payments will be moderately lower in 2002 compared to 2001 and will continue to decline thereafter as the number of potential claimants continues to decrease. However, the trend toward lower aggregate annual payments has not occurred as soon as had been anticipated when the additional liability was established in 2000. In addition, the number of claims and lawsuits filed against the Company has exceeded the number anticipated at that time. As a result, the Company is continuing to evaluate trends to determine whether further adjustment of the asbestos-related liabilities is appropriate. While the results of this review cannot be estimated at this time, the Company expects that an increase of the liability will be required in order to cover estimated indemnity payments and legal fees arising from asbestos personal injury lawsuits and claims filed in the next several years.

CAPITAL RESOURCES AND LIQUIDITY

    The Company's total debt at December 31, 2001 was $5.40 billion, compared to $5.85 billion at December 31, 2000.

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

    At December 31, 2001, the Company had available credit totaling
$4.045 billion under the Agreement, of which $491.4 million had not been utilized. At December 31, 2000, the Company had $597.8 million of credit which had not been utilized under the Company's Second Amended and Restated Credit Agreement. Cash provided by operating activities was $538.1 million for 2001 compared to $364.8 million for 2000. The increase was principally due to higher asbestos-related insurance proceeds.

    In June 2001, the Company completed the sale of its Harbor Capital Advisors business to Robeco Groep N.V. Harbor Capital Advisors is the adviser to the Harbor Fund family of mutual funds and the pension funds of several companies, including the Company's plans. The Company used substantially all the net cash proceeds from the sale to reduce the outstanding term loan under the Agreement by $455 million.

    On October 1, 2001, the Company completed the acquisition of the Canadian glass container assets of Consumers Packaging Inc. for a purchase price of approximately $150 million and the assumption of certain liabilities. The Ontario Superior Court of Justice approved the transaction as part of a restructuring plan by Consumers Packaging. The purchase price was financed by borrowings under the Agreement.

    The Agreement contains covenants and provisions that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into contingent obligations, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted, or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. In addition, the Agreement contains financial covenants that require the Company to maintain, based upon financial statements of the Company and its subsidiaries on a consolidated basis, specified financial ratios and tests, including minimum fixed charge coverage ratios, maximum leverage ratios, minimum net worth and specified capital expenditure tests.

    The Company anticipates that cash flow from its operations and from utilization of credit available through March 2004 under the Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations. The Company expects that its total asbestos-related payments in 2002 will be moderately lower than 2001. Based on the Company's expectations regarding future payments for lawsuits and claims and its expectation of the collection of its insurance coverage for partial reimbursement for such lawsuits and claims, and also based on the Company's expected operating cash flow, the Company believes that the payment of any deferred amounts of previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits and claims associated with asbestos, will not have a material adverse effect upon the Company's liquidity on a short-term or long-term basis.

    During January 2002, a subsidiary of the Company completed a $1.0 billion private placement of senior secured notes. The notes bear interest at 8 7/8% and are due February 15, 2009. The notes are guaranteed by substantially all of the Company's domestic subsidiaries. The assets of substantially all of the Company's domestic subsidiaries are pledged as security for the notes. The issuing subsidiary used the net cash proceeds from the notes to reduce the outstanding term loan under the Agreement by $980 million. As such, the Company wrote off unamortized deferred financing fees in January 2002 related to the term loan and recorded an extraordinary charge totaling $10.9 million less applicable income taxes of $4.2 million. The indenture for the notes restricts among other things, the ability of the Company's subsidiaries to borrow money, pay dividends on, or redeem or repurchase stock, make investments, create liens, enter into certain transactions with affiliates, and sell certain assets or merge with or into other companies.

    The following information summarizes the Company's significant contractual cash obligations at December 31, 2001 (millions of dollars).

                                                                  PAYMENTS DUE BY PERIOD
                                                        -------------------------------------------
                                                                   LESS THAN
                                                         TOTAL     ONE YEAR    1-3 YEARS   4+ YEARS
                                                        --------   ---------   ---------   --------
Contractual cash obligations:
  Long-term debt......................................  $5,358.3     $30.8     $2,848.6    $2,478.9
  Capital lease obligations...........................       2.2                    2.2
  Operating leases....................................     243.1      62.0        120.1        61.0
                                                        --------     -----     --------    --------
    Total contractual cash obligations................  $5,603.6     $92.8     $2,970.9    $2,539.9
                                                        ========     =====     ========    ========
                                                        AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                                        -------------------------------------------
                                                                   LESS THAN
                                                         TOTAL     ONE YEAR    1-3 YEARS   4+ YEARS
                                                        --------   ---------   ---------   --------
Other commercial commitments:
  Lines of credit.....................................  $2,410.4               $2,410.4
  Standby letters of credit...........................      98.2     $98.2
  Guarantees..........................................      35.3                           $   35.3
                                                        --------     -----     --------    --------
    Total commercial commitments......................  $2,543.9     $98.2     $2,410.4    $   35.3
                                                        ========     =====     ========    ========

    The Company's Board of Directors has authorized the management of the Company to repurchase up to 20 million shares of the Company's common stock. During the first quarter of 2001, the Company redeemed the remaining outstanding shares of exchangeable preferred stock. The redeemed exchangeable preferred shares were equivalent to 910,697 shares of the Company's common stock. The Company repurchased these shares pursuant to its share repurchase plan for $5.2 million. During the third quarter of 2001, the Company repurchased 3,500 shares. Since July 1999, the Company has repurchased 12,932,897 shares for $248.0 million. The Company may purchase its common stock from time to time on the open market depending on market conditions and other factors. During the term of the Agreement, the Company's total share repurchases are limited to the lesser of two million shares or $25 million. The Company believes that cash flows from its operations and from utilization of credit available under the Agreement will be sufficient to fund any such repurchases in addition to the obligations to its seasonal working capital needs, debt service, asbestos-related payments, and other obligations.

EXCESS OF PURCHASE COST OVER NET ASSETS ACQUIRED

    The excess of purchase cost over net assets acquired, net of accumulated amortization ("goodwill") was $3.0 billion and $3.1 billion at December 31, 2001 and 2000, respectively. This represents 30% and 30% of total assets, and 139% and 165% of share owners' equity at December 31, 2001 and 2000, respectively. Goodwill represents the excess of purchase price and related costs over the fair values assigned to the net tangible and identifiable intangible assets of businesses acquired, and, under accounting standards in effect through 2001, was amortized over 40 years. In assigning a benefit period to goodwill, the Company considered regulatory provisions, the technological environment in which the acquired company operates, including barriers to new competing entities, the maturity of the products manufactured by the businesses acquired, and the effects of obsolescence, demand, competition and other economic factors. The Company had determined that no events or circumstances occurred in 2001 to warrant revised estimates of the goodwill benefit period.

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" which is effective for business combinations completed after June 30, 2001. Also in July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS No. 142"), which is effective for goodwill acquired after June 30, 2001. For goodwill acquired prior to June 30, 2001, FAS No. 142 will be effective for fiscal years beginning after December 15, 2001. Under FAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized but will be reviewed annually (or more frequently if impairment indicators arise) for impairment.

    The Company estimates that adopting FAS No. 142 will increase 2002 earnings before the effects of the accounting change by approximately $90 million compared to 2001 results. The Company has not completed its assessment of the effects that adopting FAS No. 142 will have on the reported value of goodwill, however, the Company expects that it will record an impairment charge in 2002 in connection with adopting FAS No. 142.

PENSION BENEFIT PLANS FUNDED STATUS

    Because of their funded status, the Company's principal pension benefit plans contributed pretax credits to earnings of $97.0 in 2001, $105.4 million in 2000, and $74.4 million in 1999. The Company expects that the amount of such credits for 2002 will be approximately 20% lower than in 2001. The 2001 decrease in pretax pension credits is attributed to lower expected return on assets and the addition of certain pension plans from the acquisition of the Canadian glass container assets of Consumers Packaging Inc. A one-half percentage point change in the actuarial assumption regarding the expected return on assets would result in a change of approximately $15 million in pretax pension credits. The funded status of the plans provides assurance of benefits for participating employees, but future effects on operating results depend on economic conditions and investment performance.

ITEM 7.(A). QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risks relating to the Company's operations result primarily from fluctuations in foreign currency exchange rates, changes in interest rates, and changes in commodity prices, principally natural gas. The Company uses certain derivative instruments to mitigate a portion of the risk associated with changing foreign currency exchange rates and fluctuating natural gas prices.

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

    The Company's Secured Credit Agreement provides for U.S. dollar borrowings by certain foreign affiliates. As of December 31, 2001, amounts outstanding under the Secured Credit Agreement borrowed by foreign affiliates were:

                                                              MILLIONS OF
AFFILIATE LOCATION                                            U.S. DOLLARS
------------------                                            ------------
Australia...................................................      $814.0
United Kingdom..............................................       130.0
                                                                  ------
                                                                  $944.0
                                                                  ======

    A significant portion of the above borrowings has been swapped into local currencies using currency swaps. The Company accounts for these swaps as fair value hedges. As such, the changes in the value of the swaps are included in other expense and are expected to substantially offset any exchange rate gains or losses on the related U.S. dollar borrowings.

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

    The following table provides information about the Company's significant interest rate risk at December 31, 2001

                                                              OUTSTANDING   FAIR VALUE
                                                              -----------   ----------
                                                               (MILLIONS OF DOLLARS)
Variable rate debt:
  Secured Credit Agreement, matures March 2004:
    Revolving Loans, interest at a Eurodollar based rate
      plus 2.00%............................................    $2,410.4     $2,410.4
    Term Loan, interest at a Eurodollar based rate plus
      2.50%.................................................    $1,045.0     $1,045.0
Fixed rate debt:
  Senior Notes:
    7.85%, due 2004.........................................    $  300.0     $  287.1
    7.15%, due 2005.........................................    $  350.0     $  324.5
    8.10%, due 2007.........................................    $  300.0     $  275.6
    7.35%, due 2008.........................................    $  250.0     $  221.0
  Senior Debentures:
    7.50%, due 2010.........................................    $  250.0     $  226.2
    7.80%, due 2018.........................................    $  250.0     $  210.7

COMMODITY RISK

    The Company is exposed to fluctuations of various commodity prices, most significantly the changes in prices related to natural gas. The Company purchases a significant amount of natural gas at nationally quoted market prices. The Company uses commodity futures contracts related to a portion of its forecasted natural gas requirements. The objective of these futures contracts is to limit the fluctuations in prices paid and the potential volatility in earnings or cash flows from future market price movements. During 2001, the Company entered into commodity futures contracts for approximately 75% of its domestic natural gas usage (approximately 1.2 billion BTUs) through March 2002. The Company has also entered into additional contracts in 2002 with respect to a portion of its forecasted domestic natural gas usage through the end of 2002.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                PAGE
                                                              --------
Report of Independent Auditors..............................      31

Consolidated Balance Sheets at December 31, 2001 and 2000...   33-34

For the years ended December 31, 2001, 2000, and 1999:

    Consolidated Results of Operations......................      32

    Consolidated Share Owners' Equity.......................      35

    Consolidated Cash Flows.................................      36

Statement of Significant Accounting Policies................      37

Financial Review............................................      39

Selected Quarterly Financial Data...........................   67-68

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Share Owners
Owens-Illinois, Inc.

    We have audited the accompanying consolidated balance sheets of Owens-Illinois, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of results of operations, share owners' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at
Item 14.(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens-Illinois, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

Toledo, Ohio
January 24, 2002

                              OWENS-ILLINOIS, INC.

                       CONSOLIDATED RESULTS OF OPERATIONS

                (MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Revenues:
  Net sales.................................................  $5,402.5   $5,552.1   $5,522.9
  Royalties and net technical assistance....................      24.6       25.3       30.3
  Equity earnings...........................................      19.4       19.8       22.3
  Interest..................................................      26.9       32.5       28.5
  Other.....................................................     539.9      185.1      182.7
                                                              --------   --------   --------
                                                               6,013.3    5,814.8    5,786.7

Costs and expenses:
  Manufacturing, shipping, and delivery.....................   4,218.4    4,359.1    4,296.4
  Research and development..................................      41.2       46.7       37.5
  Engineering...............................................      31.4       31.3       42.2
  Selling and administrative................................     341.3      285.1      295.6
  Interest..................................................     434.0      486.7      425.9
  Other.....................................................     279.8      997.5      191.3
                                                              --------   --------   --------
                                                               5,346.1    6,206.4    5,288.9
                                                              --------   --------   --------
Earnings (loss) before items below..........................     667.2     (391.6)     497.8
Provision (credit) for income taxes.........................     286.4     (143.9)     185.5
                                                              --------   --------   --------
                                                                 380.8     (247.7)     312.3
Minority share owners' interests in earnings of
  subsidiaries..............................................      20.1       22.0       13.2
                                                              --------   --------   --------
Earnings (loss) before extraordinary items..................     360.7     (269.7)     299.1
Extraordinary charges from early extinguishment of debt, net
  of applicable income taxes................................      (4.1)                 (0.8)
                                                              --------   --------   --------
Net earnings (loss).........................................  $  356.6   $ (269.7)  $  298.3
                                                              ========   ========   ========

Basic earnings (loss) per share of common stock:
  Earnings (loss) before extraordinary items................  $   2.33   $  (2.00)  $   1.80
  Extraordinary charges.....................................     (0.03)                (0.01)
                                                              --------   --------   --------
Net earnings (loss).........................................  $   2.30   $  (2.00)  $   1.79
                                                              ========   ========   ========

Diluted earnings (loss) per share of common stock:
  Earnings (loss) before extraordinary items................  $   2.33   $  (2.00)  $   1.79
  Extraordinary charges.....................................     (0.03)                (0.01)
                                                              --------   --------   --------
Net earnings (loss).........................................  $   2.30   $  (2.00)  $   1.78
                                                              ========   ========   ========

  See accompanying Statement of Significant Accounting Policies and Financial
                                    Review.

                              OWENS-ILLINOIS, INC.

                          CONSOLIDATED BALANCE SHEETS

                             (MILLIONS OF DOLLARS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
CURRENT ASSETS:
  Cash, including time deposits of $33.7
    ($61.2 in 2000).........................................  $   155.6   $   229.7
  Short-term investments....................................       16.4        19.7
  Receivables, less allowances of $71.1
    ($69.9 in 2000) for losses and discounts................      754.5       770.9
  Inventories...............................................      836.7       862.4
  Prepaid expenses..........................................      224.0       199.0
                                                              ---------   ---------
    Total current assets....................................    1,987.2     2,081.7

OTHER ASSETS:
  Equity investments........................................      166.1       181.4
  Repair parts inventories..................................      199.2       232.0
  Prepaid pension...........................................      879.5       770.9
  Insurance receivable for asbestos-related costs...........       37.0       200.7
  Deposits, receivables, and other assets...................      582.4       490.6
  Excess of purchase cost over net assets acquired, net of
    accumulated amortization of $690.0 ($597.7 in 2000).....    2,995.3     3,101.0
                                                              ---------   ---------
    Total other assets......................................    4.859.5     4,976.6

PROPERTY, PLANT, AND EQUIPMENT:
  Land, at cost.............................................      168.8       165.1
  Buildings and equipment, at cost:
    Buildings and building equipment........................      792.5       817.1
    Factory machinery and equipment.........................    4,368.9     4,301.0
    Transportation, office, and miscellaneous equipment.....      135.7       134.5
    Construction in progress................................      330.3       244.7
                                                              ---------   ---------
                                                                5,796.2     5,662.4
  Less accumulated depreciation.............................    2,536.3     2,377.5
                                                              ---------   ---------
    Net property, plant, and equipment......................    3,259.9     3,284.9
                                                              ---------   ---------
Total assets................................................  $10,106.6   $10,343.2
                                                              =========   =========

                              OWENS-ILLINOIS, INC.

                (MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                      LIABILITIES AND SHARE OWNERS' EQUITY

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
CURRENT LIABILITIES:
  Short-term loans..........................................  $    40.4   $    89.2
  Accounts payable..........................................      457.4       522.7
  Salaries and wages........................................      116.1        83.8
  U.S. and foreign income taxes.............................       12.4        21.4
  Current portion of asbestos-related liabilities...........      220.0       180.0
  Other accrued liabilities.................................      354.4       390.1
  Long-term debt due within one year........................       30.8        30.8
                                                              ---------   ---------
    Total current liabilities...............................    1,231.5     1,318.0

LONG-TERM DEBT..............................................    5,329.7     5,729.8

DEFERRED TAXES..............................................      465.2       218.2

NONPENSION POSTRETIREMENT BENEFITS..........................      303.4       296.1

OTHER LIABILITIES...........................................      386.9       360.5

ASBESTOS-RELATED LIABILITIES................................       78.8       364.7

COMMITMENTS AND CONTINGENCIES

MINORITY SHARE OWNERS' INTERESTS............................      159.3       172.9

SHARE OWNERS' EQUITY:
  Convertible preferred stock, par value $.01 per share,
    liquidation preference $50 per share, 9,050,000 shares
    authorized, issued and outstanding......................      452.5       452.5
  Exchangeable preferred stock..............................                    3.4
  Common stock, par value $.01 per share, 250,000,000 shares authorized, 159,411,845 shares issued and outstanding,
    less 12,932,897 treasury shares at December 31, 2001
    (156,973,143 issued and outstanding, less 12,018,700
    treasury shares at December 31, 2000)...................        1.6         1.6
  Capital in excess of par value............................    2,217.3     2,205.1
  Treasury stock, at cost...................................     (248.0)     (242.8)
  Retained earnings (deficit)...............................      304.7       (30.4)
  Accumulated other comprehensive income (loss).............     (576.3)     (506.4)
                                                              ---------   ---------
    Total share owners' equity..............................    2,151.8     1,883.0
                                                              ---------   ---------
Total liabilities and share owners' equity..................  $10,106.6   $10,343.2
                                                              =========   =========

  See accompanying Statement of Significant Accounting Policies and Financial
                                    Review.

                              OWENS-ILLINOIS, INC.

                       CONSOLIDATED SHARE OWNERS' EQUITY

                             (MILLIONS OF DOLLARS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
CONVERTIBLE PREFERRED STOCK
  Balance at beginning of year..............................  $  452.5   $  452.5   $  452.5
                                                              --------   --------   --------
    Balance at end of year..................................     452.5      452.5      452.5
                                                              ========   ========   ========
EXCHANGEABLE PREFERRED STOCK
  Balance at beginning of year..............................       3.4        4.0       18.3
  Exchange of preferred stock for common stock..............      (3.4)      (0.6)     (14.3)
                                                              --------   --------   --------
    Balance at end of year..................................        --        3.4        4.0
                                                              ========   ========   ========
COMMON STOCK
  Balance at beginning of year..............................       1.6        1.6        1.5
  Exchange of preferred stock for common stock..............                             0.1
                                                              --------   --------   --------
    Balance at end of year..................................       1.6        1.6        1.6
                                                              ========   ========   ========
CAPITAL IN EXCESS OF PAR VALUE
  Balance at beginning of year..............................   2,205.1    2,201.9    2,183.1
  Issuance of common stock..................................       8.8        2.6        4.6
  Exchange of preferred stock for common stock..............       3.4        0.6       14.2
                                                              --------   --------   --------
    Balance at end of year..................................   2,217.3    2,205.1    2,201.9
                                                              ========   ========   ========
TREASURY STOCK
  Balance at beginning of year..............................    (242.8)    (225.6)
  Repurchases of common stock...............................      (5.2)     (17.2)    (225.6)
                                                              --------   --------   --------
    Balance at end of year..................................    (248.0)    (242.8)    (225.6)
                                                              ========   ========   ========
RETAINED EARNINGS (DEFICIT)
  Balance at beginning of year..............................     (30.4)     284.1        7.3
  Cash dividends on convertible preferred stock--$2.375 per
    share...................................................     (21.5)     (21.5)     (21.5)
  Net earnings (loss).......................................     356.6     (269.7)     298.3
  Net loss for the month ended December 31, 2000 for the
    change in the fiscal year end of certain international
    affiliates..............................................                (23.3)
                                                              --------   --------   --------
    Balance at end of year..................................     304.7      (30.4)     284.1
                                                              ========   ========   ========
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
  Balance at beginning of year..............................    (506.4)    (368.6)    (190.7)
  Foreign currency translation adjustments..................     (67.4)    (137.8)    (177.9)
  Change in fair value of certain derivative instruments....      (2.5)
                                                              --------   --------   --------
    Balance at end of year..................................    (576.3)    (506.4)    (368.6)
                                                              ========   ========   ========
Total share owners' equity..................................  $2,151.8   $1,883.0   $2,349.0
                                                              ========   ========   ========
TOTAL COMPREHENSIVE INCOME (LOSS)
  Net earnings (loss).......................................  $  356.6   $ (269.7)  $  298.3
  Foreign currency translation adjustments..................     (67.4)    (137.8)    (177.9)
  Change in fair value of certain derivative instruments....      (2.5)
                                                              --------   --------   --------
    Total...................................................  $  286.7   $ (407.5)  $  120.4
                                                              ========   ========   ========

  See accompanying Statement of Significant Accounting Policies and Financial
                                    Review.

                              OWENS-ILLINOIS, INC.

                            CONSOLIDATED CASH FLOWS

                             (MILLIONS OF DOLLARS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2001        2000       1999
                                                              ---------   --------   --------
OPERATING ACTIVITIES:
  Earnings (loss) before extraordinary items................  $   360.7   $(269.7)   $ 299.1
  Non-cash charges (credits):
    Depreciation............................................      403.2     412.6      403.7
    Amortization of deferred costs..........................      140.5     136.9      141.6
    Deferred tax provision (credit).........................      227.3    (243.8)     110.8
    Restructuring costs and writeoffs of certain assets.....      129.4     248.3       20.8
    Gains on asset sales....................................     (439.4)               (40.8)
    Future asbestos-related costs...........................                550.0
    Other...................................................     (112.3)   (104.9)     (69.8)
  Change in non-current operating assets....................        8.0     (43.0)     (47.1)
  Asbestos-related payments.................................     (245.9)   (181.5)    (121.8)
  Asbestos-related insurance proceeds.......................      163.7       4.6        7.5
  Reduction of non-current liabilities......................      (30.0)    (28.4)     (18.6)
  Change in components of working capital...................      (67.1)   (116.3)    (122.4)
                                                              ---------   -------    -------
    Cash provided by operating activities...................      538.1     364.8      563.0
INVESTING ACTIVITIES:
  Additions to property, plant and equipment................     (531.9)   (481.4)    (650.4)
  Acquisitions, net of cash acquired........................     (184.6)    (77.1)     (34.0)
  Net cash proceeds from divestitures and other.............      605.3      94.4      337.1
                                                              ---------   -------    -------
    Cash utilized in investing activities...................     (111.2)   (464.1)    (347.3)

FINANCING ACTIVITIES:
  Additions to long-term debt...............................    3,899.8     619.2      617.0
  Repayments of long-term debt..............................   (4,239.6)   (516.2)    (567.1)
  Decrease in short-term loans..............................      (44.4)    (43.8)     (19.6)
  Treasury shares purchased.................................       (5.2)    (17.2)    (225.6)
  Convertible preferred stock dividends.....................      (21.5)    (21.5)     (21.5)
  Issuance of common stock..................................        2.4       2.6        4.6
  Collateral deposits for certain derivative instruments....      (26.1)
  Payment of finance fees and debt retirement costs.........      (62.1)                (1.0)
                                                              ---------   -------    -------
    Cash provided by (utilized in) financing activities.....     (496.7)     23.1     (213.2)
    Effect of exchange rate fluctuations on cash............       (4.3)     15.6      (16.8)
    Effect of change in fiscal year end for certain
      international affiliates..............................                 33.2
                                                              ---------   -------    -------
Decrease in cash............................................      (74.1)    (27.4)     (14.3)
Cash at beginning of year...................................      229.7     257.1      271.4
                                                              ---------   -------    -------
Cash at end of year.........................................  $   155.6   $ 229.7    $ 257.1
                                                              =========   =======    =======

  See accompanying Statement of Significant Accounting Policies and Financial
                                    Review.

STATEMENT OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF CONSOLIDATED STATEMENTS The consolidated financial statements of Owens-Illinois, Inc. ("Company") include the accounts of its subsidiaries. Newly acquired subsidiaries have been included in the consolidated financial statements from dates of acquisition. Prior to December 2000, substantially all of the Company's consolidated foreign subsidiaries reported their results of operations on a one-month lag, which allowed additional time to compile the results. Beginning in December 2000, the one-month lag was eliminated. As a result, the December 2000 results of operations for these subsidiaries, which amounted to a net loss of $23.3 million, was recorded directly to retained earnings in December 2000.

    The Company uses the equity method of accounting for investments in which it has a significant ownership interest, generally 20% to 50%. Other investments are accounted for at cost.

    NATURE OF OPERATIONS The Company is a leading manufacturer of glass container and plastics packaging products operating in two product segments. The Company's principal product lines in the Glass Containers product segment are glass containers for the food and beverage industries. Sales of the Glass Containers product segment were 66% of the Company's 2001 consolidated sales. The Company has glass container operations located in 19 countries, while the plastics packaging products operations are located in 10 countries. The principal markets and operations for the Company's glass products are in the North America, Europe, South America, and Australia. The Company's principal product lines in the Plastics Packaging product segment include plastic containers, closures and plastic prescription containers. Major markets for the Company's plastics packaging products include the United States household products, personal care products, health care products, and food and beverage industries.

    USE OF ESTIMATES The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management of the Company to make estimates and assumptions that affect certain amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates, at which time the Company would revise its estimates accordingly. For further information on certain of the Company's significant estimates, see Contingencies on pages 61-62.

    CASH The Company defines "cash" as cash and time deposits with maturities of three months or less when purchased.

    FAIR VALUES OF FINANCIAL INSTRUMENTS The carrying amounts reported for cash, short-term investments and short-term loans approximate fair value. In addition, carrying amounts approximate fair value for certain long-term debt obligations subject to frequently redetermined interest rates. Fair values for the Company's significant fixed rate debt obligations are generally based on published market quotations. Derivative financial instruments are included on the balance sheet at fair value.

    INVENTORY VALUATION The Company values most U.S. inventories at the lower of last-in, first-out (LIFO) cost or market. Other inventories are valued at the lower of standard costs (which approximate average costs) or market.

    EXCESS OF PURCHASE COST OVER NET ASSETS ACQUIRED Through December 31, 2001, the excess of purchase cost over net assets acquired was being amortized over 40 years. The Company evaluated the recoverability of long-lived assets based on undiscounted projected cash flows, excluding interest and taxes, when factors indicate that an impairment may exist. (See "New Accounting Standards")

    PROPERTY, PLANT, AND EQUIPMENT In general, depreciation is computed using the straight-line method. Renewals and improvements are capitalized. Maintenance and repairs are expensed as incurred.

    REVENUE RECOGNITION The Company recognizes sales, net of estimated discounts and allowances, when title to products is transferred to customers. Shipping and handling costs are included with manufacturing, shipping, and delivery costs.

    INCOME TAXES ON UNDISTRIBUTED EARNINGS In general, the Company plans to continue to reinvest the undistributed earnings of foreign subsidiaries and foreign corporate joint ventures accounted for by the equity method. Accordingly, taxes are provided only on that amount of undistributed earnings in excess of planned reinvestments.

    FOREIGN CURRENCY TRANSLATION The assets and liabilities of most affiliates and associates are translated at current exchange rates and any related translation adjustments are recorded directly in share owners' equity. For the years ended December 31, 2001, 2000, and 1999, the Company's affiliates located in Venezuela operated in a "highly inflationary" economy. As such, certain assets of these affiliates were translated at historical exchange rates and all translation adjustments are reflected in the statements of Consolidated Results of Operations. During 2002, the affiliates in Venezuela will no longer be considered operating in a "highly inflationary" economy. Assets and liabilities will be translated at current exchange rates with any related translation adjustments being recorded directly to share owners' equity.

NEW ACCOUNTING STANDARDS

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" which is effective for business combinations completed after June 30, 2001. Also in July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS No. 142"), which is effective for goodwill acquired after June 30, 2001. For goodwill acquired prior to June 30, 2001, FAS No. 142 will be effective for fiscal years beginning after December 15, 2001. Under FAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized but will be reviewed annually (or more frequently if impairment indicators arise) for impairment.

    The Company estimates that adopting FAS No. 142 will increase 2002 earnings before the effects of the accounting change by approximately $90 million compared to 2001 results. The Company has not completed its assessment of the effects that adopting FAS No. 142 will have on the reported value of goodwill, however, the Company expects that it will record an impairment charge in 2002 in connection with adopting FAS No. 142.

    In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS No. 144"). FAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS No. 121"). FAS No. 144 provides additional guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset (group) to be disposed of other than by sale (e.g. abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset (group) as "held for sale", however it retains the fundamental provisions of FAS No. 121 related to the recognition and measurement of the impairment of long-lived assets to be "held and used." FAS No. 144 is effective for fiscal years beginning after December 15, 2001 and transition is prospective for committed disposal activities that are initiated after the effective date of FAS No. 144's initial application. The impact of adopting FAS No. 144 on the Company's reporting and disclosure is not expected to be material to the Company's financial position or results of operations.

FINANCIAL REVIEW

(TABULAR DATA IN MILLIONS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

    EARNINGS PER SHARE The following table sets forth the computation of basic and diluted earnings per share:

                                                              YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         2001           2000           1999
                                                     ------------   ------------   ------------
  Earnings (loss) before extraordinary items.......  $      360.7   $     (269.7)  $      299.1
  Preferred stock dividends:
    Convertible....................................         (21.5)         (21.5)         (21.5)
    Exchangeable...................................                         (0.2)          (0.8)
                                                     ------------   ------------   ------------
  Numerator for basic earnings (loss) per
    share--income (loss) available to common share
    owners.........................................         339.2         (291.4)         276.8
  Effect of dilutive securities--preferred stock
    dividends......................................                                         0.8
                                                     ------------   ------------   ------------
  Numerator for diluted earnings (loss) per share--
    income (loss) available to common share owners
    after assumed exchanges of preferred stock for
    common stock...................................  $      339.2   $     (291.4)  $      277.6
                                                     ============   ============   ============
Denominator:
  Denominator for basic earnings (loss) per share--
    weighted average shares outstanding............   145,456,118    145,983,475    153,803,732
  Effect of dilutive securities:
    Stock options and other........................       199,284                       649,766
    Exchangeable preferred stock...................         5,200                       755,804
                                                     ------------   ------------   ------------
  Dilutive potential common shares.................       204,484                     1,405,570
                                                     ------------   ------------   ------------
  Denominator for diluted earnings (loss) per
    share--adjusted weighted average shares and
    assumed exchanges of preferred stock for common
    stock..........................................   145,660,602    145,983,475    155,209,302
                                                     ============   ============   ============
Basic earnings (loss) per share....................  $       2.33   $      (2.00)  $       1.80
                                                     ============   ============   ============
Diluted earnings (loss) per share..................  $       2.33   $      (2.00)  $       1.79
                                                     ============   ============   ============

    See "Convertible Preferred Stock" on page 52 for additional information.

    The convertible preferred stock was not included in the computation of 2001 and 1999 diluted earnings per share since the result would have been antidilutive. Options to purchase 7,776,942 and 3,357,449 weighted average shares of common stock which were outstanding during 2001 and 1999, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. For the year ended December 31, 2000, diluted earnings per share of common stock are equal to basic earnings per share of common stock due to the net loss.

    CHANGES IN COMPONENTS OF WORKING CAPITAL RELATED TO OPERATIONS Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows (certain amounts from prior year have been reclassified to conform to current year presentation):

                                                                2001       2000       1999
                                                              --------   --------   --------
Decrease (increase) in current assets:
  Short-term investments....................................   $  3.2    $  10.4    $ (14.9)
  Receivables...............................................     (0.2)     (43.9)     (50.2)
  Inventories...............................................     43.2      (50.9)     (46.9)
  Prepaid expenses..........................................      3.4        0.8        4.4
Increase (decrease) in current liabilities:
  Accounts payable..........................................    (36.1)       0.7       (7.0)
  Accrued liabilities.......................................    (54.7)     (47.8)     (22.2)
  Salaries and wages........................................     12.6       (5.0)       3.2
  U.S. and foreign income taxes.............................    (38.5)      19.4       11.2
                                                               ------    -------    -------
                                                               $(67.1)   $(116.3)   $(122.4)
                                                               ======    =======    =======

    INVENTORIES Major classes of inventory are as follows (certain amounts from prior year have been reclassified to conform to current year presentation):

                                                                2001       2000
                                                              --------   --------
Finished goods..............................................   $641.8     $651.9
Work in process.............................................      6.2       11.7
Raw materials...............................................    125.3      130.6
Operating supplies..........................................     63.4       68.2
                                                               ------     ------
                                                               $836.7     $862.4
                                                               ======     ======

    If the inventories which are valued on the LIFO method had been valued at standard costs, which approximate current costs, consolidated inventories would be higher than reported by $19.9 million and $23.0 million at December 31, 2001 and 2000, respectively.

    Inventories which are valued at the lower of standard costs (which approximate average costs) or market at December 31, 2001 and 2000 were approximately $501.7 million and $455.4 million, respectively.

    EQUITY INVESTMENTS Summarized information pertaining to the Company's equity associates follows:

                                                                2001       2000
                                                              --------   --------
At end of year:
  Equity in undistributed earnings:
    Foreign.................................................   $ 90.0     $ 89.3
    Domestic................................................     21.6       19.0
                                                               ------     ------
      Total.................................................   $111.6     $108.3
                                                               ======     ======
  Equity in cumulative translation adjustment...............   $(54.2)    $(46.7)
                                                               ======     ======

                                                                2001       2000       1999
                                                              --------   --------   --------
For the year:
  Equity in earnings:
    Foreign.................................................   $ 7.8      $ 5.8      $ 9.5
    Domestic................................................    11.6       14.0       12.8
                                                               -----      -----      -----
      Total.................................................   $19.4      $19.8      $22.3
                                                               =====      =====      =====
  Dividends received........................................   $18.2      $14.5      $10.1
                                                               =====      =====      =====

    LONG-TERM DEBT The following table summarizes the long-term debt of the Company at December 31, 2001 and 2000:

                                                                2001       2000
                                                              --------   --------
Secured Credit Agreement:
  Revolving Credit Facility:
    Revolving Loans.........................................  $2,410.4
  Term Loan.................................................   1,045.0
Second Amended and Restated Credit Agreement
  Revolving Credit Facility:
    Revolving Loans.........................................             $2,857.0
      Offshore Loans:
        Australian Dollars..................................
          1.39 billion......................................                775.3
        British Pounds......................................
          125.0 million.....................................                186.8
        Italian Lira........................................
          18.0 billion......................................                  8.7
Senior Notes:
  7.85%, due 2004...........................................     300.0      300.0
  7.15%, due 2005...........................................     350.0      350.0
  8.10%, due 2007...........................................     300.0      300.0
  7.35%, due 2008...........................................     250.0      250.0
Senior Debentures:
  7.50%, due 2010...........................................     250.0      250.0
  7.80%, due 2018...........................................     250.0      250.0
Other.......................................................     205.1      232.8
                                                              --------   --------
                                                               5,360.5    5,760.6
  Less amounts due within one year..........................      30.8       30.8
                                                              --------   --------
    Long-term debt..........................................  $5,329.7   $5,729.8
                                                              ========   ========

    In April 2001, certain of the Company's subsidiaries (the "Borrowers") entered into the Secured Credit Agreement (the "Agreement") with a group of banks, which expires on March 31, 2004. The Agreement provides for a $3.0 billion revolving credit facility (the "Revolving Credit Facility") and a $1.5 billion term loan (the "Term Loan"). The Agreement includes an Overdraft Account Facility providing for aggregate borrowings up to $50 million which reduce the amount available for borrowing under the Revolving Credit Facility. The Agreement also provides for the issuance of letters of credit totaling up to $500 million, which also reduce the amount available for borrowings under the Revolving Credit Facility. At December 31, 2001, the Company had unused credit of $491.4 million available under the Secured Credit Agreement.

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

    The interest rate on borrowings under the Revolving Credit Facility is, at the Borrower's option, the Base Rate or a reserve adjusted Eurodollar rate. The interest rate on borrowings under the Revolving Credit Facility also includes a margin linked to the Company's Consolidated Leverage Ratio, as defined in the Agreement. The margin is limited to ranges of 1.75% to 2.00% for Eurodollar loans and .75% to 1.00% for Base Rate loans. The interest rate on Overdraft Account loans is the Base Rate minus .50%. The weighted average interest rate on borrowings outstanding under the Revolving Credit Facility at December 31, 2001 was 4.14%. While no compensating balances are required by the Agreement, the Borrowers must pay a facility fee on the Revolving Credit Facility commitments of .50%.

    The interest rate on borrowings under the Term Loan is, at the Borrowers' option, the Base Rate or a reserve adjusted Eurodollar rate. The interest rate on borrowings under the Term Loan also includes a margin of 2.50% for Eurodollar loans and 1.50% for Base Rate loans. The weighted average interest rate on borrowings outstanding under the Term Loan at December 31, 2001 was 4.50%.

    Borrowings under the Agreement are secured by substantially all of the assets of the Company's domestic subsidiaries and certain foreign subsidiaries, which have a book value of approximately $3.5 billion. Borrowings are also secured by a pledge of intercompany debt and equity in most of the Company's domestic subsidiaries and certain stock of certain foreign subsidiaries.

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

    During January 2002, a subsidiary of the Company completed a $1.0 billion private placement of senior secured notes. The notes bear interest at 8 7/8% and are due February 15, 2009. The notes are guaranteed by substantially all of the Company's domestic subsidiaries. The assets of substantially all of the Company's domestic subsidiaries are pledged as security for the notes. The issuing subsidiary used the net cash proceeds from the notes to reduce the outstanding term loan under the Agreement by $980 million. As such, the Company wrote off unamortized deferred financing fees in January 2002 related to the term loan and recorded an extraordinary charge totaling $10.9 million less applicable income taxes of $4.2 million. The indenture for the notes restricts among other things, the ability of the Company's subsidiaries to borrow money, pay dividends on, or redeem or repurchase stock, make investments, create liens, enter into certain transactions with affiliates, and sell certain assets or merge with or into other companies.

    During the second quarter of 2001, the Company sought and received consent from the holders of a majority of the principal amount of each of its six series of senior notes and debentures to amend the indenture governing those securities. The amendments implement a previously announced offer by the Company and two of its principal subsidiaries to secure the Company's obligations under the indentures and the securities with a second lien on the intercompany debt and capital stock held by the two principal subsidiaries that own its glass container and plastics packaging businesses. In addition, the amendments also implemented a previously announced offer by the two principal subsidiaries to guarantee the senior notes and debentures on a subordinated basis.

    Annual maturities for all of the Company's long-term debt through 2006 are as follows: 2002, $30.8 million; 2003, $43.4 million; 2004, $2,807.4 million;
2005, $421.1 million; and 2006, $5.2 million. These maturities reflect the issuance of the senior secured notes in January 2002 as noted above.

    Interest paid in cash aggregated $424.7 million for 2001, $467.6 million for 2000, and $388.1 million for 1999.

    Fair values at December 31, 2001, of the Company's significant fixed rate debt obligations are as follows:

                                                   PRINCIPAL AMOUNT   INDICATED    FAIR VALUE
                                                     (MILLIONS OF      MARKET     (MILLIONS OF
                                                       DOLLARS)         PRICE       DOLLARS)
                                                   ----------------   ---------   ------------
Senior Notes:
  7.85%..........................................       $300.0         $95.70        $287.1
  7.15%..........................................        350.0          92.71         324.5
  8.10%..........................................        300.0          91.87         275.6
  7.35%..........................................        250.0          88.38         221.0
Senior Debentures:
  7.50%..........................................        250.0          90.47         226.2
  7.80%..........................................        250.0          84.29         210.7

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

    The following information presents consolidating statements of operations, statements of cash flows, and balance sheets for the periods and as of the dates indicated.

                                                                 DECEMBER 31, 2001
                                        --------------------------------------------------------------------
                                                                      NON-
                                                    GUARANTOR      GUARANTOR
BALANCE SHEET                            PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
-------------                           --------   ------------   ------------   ------------   ------------
Current assets:
  Accounts receivable.................  $     --     $     --       $  754.5      $      --       $   754.5
  Inventories.........................                                 836.7                          836.7
  Other current assets................      77.0                       319.0                          396.0
                                        --------     --------       --------      ---------       ---------
Total current assets..................      77.0           --        1,910.2             --         1,987.2
Investments in and advances to
  subsidiaries........................   4,022.0      2,322.0                      (6,344.0)             --
Goodwill..............................                               2,995.3                        2,995.3
Other non-current assets..............      37.0                     1,827.2                        1,864.2
                                        --------     --------       --------      ---------       ---------
Total other assets....................   4,059.0      2,322.0        4,822.5       (6,344.0)        4,859.5
Property, plant and equipment, net....                               3,259.9                        3,259.9
                                        --------     --------       --------      ---------       ---------
Total assets..........................  $4,136.0     $2,322.0       $9,992.6      $(6,344.0)      $10,106.6
                                        ========     ========       ========      =========       =========

                                                                 DECEMBER 31, 2001
                                        --------------------------------------------------------------------
                                                                      NON-
                                                    GUARANTOR      GUARANTOR
BALANCE SHEET (CONTINUED)                PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
-------------------------               --------   ------------   ------------   ------------   ------------
Current liabilities:
  Accounts payable and accrued
    liabilities.......................  $     --     $     --       $  940.3      $      --       $   940.3
  Current portion of asbestos
    liability.........................     220.0                                                      220.0
  Short-term loans and long-term debt
    due within one year...............                                  71.2                           71.2
                                        --------     --------       --------      ---------       ---------
Total current liabilities.............     220.0           --        1,011.5             --         1,231.5
Long-term debt........................   1,700.0                     5,329.7       (1,700.0)        5,329.7
Asbestos-related liabilities..........      78.8                                                       78.8
Other non-current liabilities and
  minority interests..................     (14.6)                    1,329.4                        1,314.8
Capital structure.....................   2,151.8      2,322.0        2,322.0       (4,644.0)        2,151.8
                                        --------     --------       --------      ---------       ---------
Total liabilities and share owners'
  equity..............................  $4,136.0     $2,322.0       $9,992.6      $(6,344.0)      $10,106.6
                                        ========     ========       ========      =========       =========

                                                                 DECEMBER 31, 2000
                                        --------------------------------------------------------------------
                                                                      NON-
                                                    GUARANTOR      GUARANTOR
BALANCE SHEET                            PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
-------------                           --------   ------------   ------------   ------------   ------------
Current assets:
  Accounts receivable.................  $     --     $     --      $   770.9      $      --       $   770.9
  Inventories.........................                                 862.4                          862.4
  Other current assets................      63.0                       385.4                          448.4
                                        --------     --------      ---------      ---------       ---------
Total current assets..................      63.0           --        2,018.7             --         2,081.7
Investments in and advances to
  subsidiaries........................   6,663.6      2,106.6                      (8,770.2)             --
Goodwill..............................                               3,101.0                        3,101.0
Other non-current assets..............     200.7                     1,674.9                        1,875.6
                                        --------     --------      ---------      ---------       ---------
Total other assets....................   6,864.3      2,106.6        4,775.9       (8,770.2)        4,976.6
                                        ========     ========      =========      =========       =========
Property, plant and equipment, net....                               3,284.9                        3,284.9
                                        --------     --------      ---------      ---------       ---------
Total assets..........................  $6,927.3     $2,106.6      $10,079.5      $(8,770.2)      $10,343.2
                                        ========     ========      =========      =========       =========
Current liabilities:
Accounts payable and accrued
  liabilities.........................  $     --     $     --      $ 1,018.0      $      --       $ 1,018.0
Current portion of asbestos
  liability...........................     180.0                                                      180.0
Short-term loans and long-term debt
  due within one year.................                                 120.0                          120.0
                                        --------     --------      ---------      ---------       ---------
Total current liabilities.............     180.0           --        1,138.0             --         1,318.0
Long-term debt........................   4,557.0                     5,729.8       (4,557.0)        5,729.8
Asbestos-related liabilities..........     364.7                                                      364.7
Other non-current liabilities and
  minority interests..................     (57.4)                    1,105.1                        1,047.7
Capital structure.....................   1,883.0      2,106.6        2,106.6       (4,213.2)        1,883.0
                                        --------     --------      ---------      ---------       ---------
Total liabilities and share owners'
  equity..............................  $6,927.3     $2,106.6      $10,079.5      $(8,770.2)      $10,343.2
                                        ========     ========      =========      =========       =========

                                                                   YEAR ENDED DECEMBER 31, 2001
                                               --------------------------------------------------------------------
                                                                             NON-
                                                           GUARANTOR      GUARANTOR
RESULTS OF OPERATIONS                           PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
---------------------                          --------   ------------   ------------   ------------   ------------
Net sales....................................   $   --       $   --        $5,402.5      $      --       $5,402.5
External interest income.....................                                  26.9                          26.9
Intercompany interest income.................    199.7        199.7                         (399.4)            --
Equity earnings from subsidiaries............    360.7        356.6                         (717.3)            --
Other equity earnings........................                                  19.4                          19.4
Other revenue................................                                 564.5                         564.5
                                                ------       ------        --------      ---------       --------
Total revenue................................    560.4        556.3         6,013.3       (1,116.7)       6,013.3
Manufacturing, shipping, and delivery........                               4,218.4                       4,218.4
Research, engineering, selling,
  administrative, and other..................                                 693.7                         693.7
External interest expense....................    199.7                        234.3                         434.0
Intercompany interest expense................                 199.7           199.7         (399.4)            --
                                                ------       ------        --------      ---------       --------
  Total costs and expense....................    199.7        199.7         5,346.1         (399.4)       5,346.1
Earnings before items below..................    360.7        356.6           667.2         (717.3)         667.2
Provision for income taxes...................                                 286.4                         286.4
Minority share owners' interests in earnings
  of subsidiaries............................                                  20.1                          20.1
                                                ------       ------        --------      ---------       --------
Earnings before extraordinary charge.........    360.7        356.6           360.7         (717.3)         360.7
Extraordinary charge.........................     (4.1)                        (4.1)           4.1           (4.1)
                                                ------       ------        --------      ---------       --------
Net income (loss)............................   $356.6       $356.6        $  356.6      $  (713.2)      $  356.6
                                                ======       ======        ========      =========       ========

                                                                 YEAR ENDED DECEMBER 31, 2000
                                             --------------------------------------------------------------------
                                                                           NON-
                                                         GUARANTOR      GUARANTOR
                                              PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                             --------   ------------   ------------   ------------   ------------
RESULTS OF OPERATIONS
Net sales..................................  $    --       $   --        $5,552.1        $    --       $5,552.1
External interest income...................                                  32.5                          32.5
Intercompany interest income...............    352.8        352.8                         (705.6)            --
Equity earnings from subsidiaries..........     72.4         69.3                         (141.7)            --
Other equity earnings......................                                  19.8                          19.8
Other revenue..............................                   4.8           205.6                         210.4
                                             -------       ------        --------        -------       --------
  Total revenue............................    425.2        426.9         5,810.0         (847.3)       5,814.8
Manufacturing, shipping, and delivery......                               4,359.1                       4,359.1
Research, engineering, selling,
  administrative, and other................    550.0                        810.6                       1,360.6
External interest expense..................    352.8                        133.9                         486.7
Intercompany interest expense..............                 352.8           352.8         (705.6)            --
                                             -------       ------        --------        -------       --------
  Total costs and expense..................    902.8        352.8         5,656.4         (705.6)       6,206.4
Earnings before items below................   (477.6)        74.1           153.6         (141.7)        (391.6)
Provision for income taxes.................   (207.9)         1.7            62.3                        (143.9)
Minority share owners' interests in
  earnings of subsidiaries.................                                  22.0                          22.0
                                             -------       ------        --------        -------       --------
Net income (loss)..........................  $(269.7)      $ 72.4        $   69.3        $(141.7)      $ (269.7)
                                             =======       ======        ========        =======       ========

                                                                  YEAR ENDED DECEMBER 31, 1999
                                              --------------------------------------------------------------------
                                                                            NON-
                                                          GUARANTOR      GUARANTOR
                                               PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                              --------   ------------   ------------   ------------   ------------
RESULTS OF OPERATIONS
Net sales...................................   $   --       $   --        $5,522.9       $      --      $5,522.9
External interest income....................                                  28.5                          28.5
Intercompany interest income................    285.7        285.7                          (571.4)           --
Equity earnings from subsidiaries...........    299.1        298.3                          (597.4)           --
Other equity earnings.......................                                  22.3                          22.3
Other revenue...............................                                 213.0                         213.0
                                               ------       ------        --------       ---------      --------
  Total revenue.............................    584.8        584.0         5,786.7        (1,168.8)      5,786.7
Manufacturing, shipping, and delivery.......                               4,296.4                       4,296.4
Research, engineering, selling,
  administrative, and other.................                                 566.6                         566.6
External interest expense...................    285.7                        140.2                         425.9
Intercompany interest expense...............                 285.7           285.7          (571.4)           --
                                               ------       ------        --------       ---------      --------
  Total costs and expense...................    285.7        285.7         5,288.9          (571.4)      5,288.9
Earnings before items below.................    299.1        298.3           497.8          (597.4)        497.8
Provision for income taxes..................                                 185.5                         185.5
Minority share owners' interests in earnings
  of subsidiaries...........................                                  13.2                          13.2
                                               ------       ------        --------       ---------      --------
Earnings before extraordinary charge........    299.1        298.3           299.1          (597.4)        299.1
Extraordinary charge........................     (0.8)                        (0.8)            0.8          (0.8)
                                               ------       ------        --------       ---------      --------
Net income (loss)...........................   $298.3       $298.3        $  298.3       $  (596.6)     $  298.3
                                               ======       ======        ========       =========      ========

                                                             YEAR ENDED DECEMBER 31, 2001
                                         --------------------------------------------------------------------
                                                                       NON-
                                                     GUARANTOR      GUARANTOR
                                          PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                         --------   ------------   ------------   ------------   ------------
CASH FLOWS

Cash provided by (used in) operating
  activities...........................   $(82.2)    $      --       $ 620.3       $      --        $ 538.1

Cash provided by (used in) investing
  activities...........................                               (111.2)                        (111.2)

Cash provided by (used in) financing
  activities...........................     82.2                      (578.9)                        (496.7)

Effect of exchange rate change on
  cash.................................                                 (4.3)                          (4.3)
                                          ------     ---------       -------       ---------        -------

Net change in cash.....................       --            --         (74.1)             --          (74.1)

Cash at beginning of period............                                229.7                          229.7
                                          ------     ---------       -------       ---------        -------

Cash at end of period..................   $   --     $      --       $ 155.6       $      --        $ 155.6
                                          ======     =========       =======       =========        =======

                                                            YEAR ENDED DECEMBER 31, 2000
                                        --------------------------------------------------------------------
                                                                      NON-
                                                    GUARANTOR      GUARANTOR
                                         PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                        --------   ------------   ------------   ------------   ------------
CASH FLOWS

Cash provided by (used in) operating
  activities..........................  $(176.9)      $  --         $ 541.7       $      --        $ 364.8

Cash provided by (used in) investing
  activities..........................                 12.5          (476.6)                        (464.1)

Cash provided by(used in) financing
  activities..........................    176.9       (12.5)         (141.3)                          23.1

Effect of exchange rate change on
  cash................................                                 15.6                           15.6

Effect of change in fiscal year for
  certain international affiliates....                                 33.2                           33.2
                                        -------       -----         -------       ---------        -------

Net change in cash....................       --          --           (27.4)             --          (27.4)

Cash at beginning of period...........                                257.1                          257.1
                                        -------       -----         -------       ---------        -------

Cash at end of period.................  $    --       $  --         $ 229.7       $      --        $ 229.7
                                        =======       =====         =======       =========        =======

                                                           YEARS ENDED DECEMBER 31, 1999
                                        --------------------------------------------------------------------
                                                                      NON-
                                                    GUARANTOR      GUARANTOR
                                         PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                        --------   ------------   ------------   ------------   ------------
CASH FLOWS

Cash provided by (used in) operating
  activities..........................  $(114.3)    $       --      $ 677.3       $      --        $ 563.0

Cash provided by (used in) investing
  activities..........................                               (347.3)                        (347.3)

Cash provided by (used in) financing
  activities..........................    114.3                      (327.5)                        (213.2)

Effect of exchange rate change on
  cash................................                                (16.8)                         (16.8)
                                        -------     ----------      -------       ---------        -------

Net change in cash....................       --             --        (14.3)             --          (14.3)

Cash at beginning of period...........                                271.4                          271.4
                                        -------     ----------      -------       ---------        -------

Cash at end of period.................  $    --     $       --      $ 257.1       $      --        $ 257.1
                                        =======     ==========      =======       =========        =======

    OPERATING LEASES Rent expense attributable to all operating leases was $95.0 million in 2001, $77.8 million in 2000, and $73.7 million in 1999. Minimum future rentals under operating leases are as follows: 2002, $62.0 million; 2003, $50.6 million; 2004, $37.9 million; 2005, $31.6 million; and 2006,
$25.5 million; and 2007 and thereafter, $35.5 million.

    FOREIGN CURRENCY TRANSLATION Aggregate foreign currency exchange gains (losses) included in other costs and expenses were $2.6 million in 2001, $(1.0) million in 2000, and $4.9 million in 1999.

    DERIVATIVE INSTRUMENTS The terms of the Company's former bank credit agreement provided for foreign currency borrowings by certain of its international affiliates. Such borrowings provided a natural hedge against a portion of the Company's investment. Under the April 2001 Secured Credit Agreement, international affiliates are only permitted to borrow in U.S. dollars. The Company's affiliates in Australia and the United Kingdom have entered into currency swaps covering their initial borrowings under the Agreement. These swaps are being used to manage the affiliates' exposure to fluctuating foreign exchange rates by swapping the principal and interest payments due under the Secured Credit Agreement.

    As of December 31, 2001, the Company's affiliate in Australia has swapped $650.0 million of borrowings into $1,275.0 million Australian dollars. This swap matures on March 31, 2003, with interest resets every 90 days. The interest reset terms of the swap approximate the terms of the U.S. dollar borrowings. This derivative instrument swaps both the interest and principal from U.S. dollars to Australian dollars and also swaps the interest rate from a U.S. based rate to an Australian based rate. The Company's affiliate in the United Kingdom has swapped $200.0 million of borrowings into 139.0 million British pounds. This swap also matures on March 31, 2003, with interest resets every 90 days. This derivative instrument swaps both the interest and principal from U.S. dollars to British pounds and also swaps the interest rate from a U.S. based rate to a British based rate.

    On October 1, 2001, the Company completed the acquisition of the Canadian glass container assets of Consumers Packaging Inc. for a purchase price of approximately $150 million. The Company financed this purchase through borrowings under the Secured Credit Agreement, which were transferred to Canada through intercompany loans in U.S. dollars. The Company's affiliate in Canada has entered into swap transactions to manage the affiliate's exposure to fluctuating foreign exchange rates by swapping the principal and interest portion of the intercompany loan. At December 31, 2001, the Canadian affiliate has swapped $90.0 million of borrowings into $142.0 million Canadian dollars.

This swap matures on October 1, 2003. This derivative instrument swaps both the interest and principal from U.S. dollars to Canadian dollars and also swaps the interest rate from a U.S. based rate to a Canadian based rate. The affiliate has also entered into a forward hedge related to the fourth quarter interest receivable and payable related to the previous swap. The affiliate has also entered in forward hedges which effectively swap $10.0 million of borrowings into $16.0 million Canadian dollars. These hedges swap both the interest and principal from U.S. dollars to Canadian dollars and mature monthly.

    The Company recognizes the above derivatives on the balance sheet at fair value. The Company accounts for the above swaps as fair value hedges. As such, the changes in the value of the swaps are included in other expense and are expected to substantially offset any exchange rate gains or losses on the related U.S. dollar borrowings. For the year ended December 31, 2001, the amount not offset was immaterial.

    The Company also uses commodity futures contracts related to forecasted natural gas requirements. The objective of these futures contracts is to limit the fluctuations in prices paid and the potential volatility in earnings or cash flows from future market price movements. During 2001, the Company entered into commodity futures contracts for approximately 75% of its domestic natural gas usage (approximately 1.2 billion BTUs) through March 2002. The Company has also entered into additional contracts in 2002 with respect to its forecasted natural gas usage through the end of 2002.

    The Company accounts for the above futures contracts on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as and meets the required criteria for a cash flow hedge is recorded in accumulated other comprehensive income ("OCI") and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings.

    The above futures contracts are accounted for as cash flow hedges at December 31, 2001. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting anticipated cash flows of the hedged transactions. For hedged forecasted transactions, hedge accounting will be discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses will be recorded to earnings immediately.

    During 2001, an unrealized net loss of $2.5 million (net of tax) related to these commodity futures contracts was included in OCI. There was no ineffectiveness recognized during the 2001.

    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) Foreign currency translation adjustments and changes in certain derivative balances comprise accumulated other comprehensive income (loss). Changes in accumulated other comprehensive income (loss) was as follows:

                                                              2001       2000       1999
                                                            --------   --------   --------
Balance at beginning of year..............................  $(506.4)   $(368.6)   $(190.7)
Net effect of exchange rate fluctuations..................    (70.0)    (140.6)    (175.8)
Deferred income taxes.....................................      2.6        2.8       (2.1)
Change in certain derivative balances.....................     (2.5)
                                                            -------    -------    -------
Balance at end of year....................................  $(576.3)   $(506.4)   $(368.6)
                                                            =======    =======    =======

    The net effect of exchange rate fluctuations generally reflects changes in the relative strength of the U.S. dollar against major foreign currencies between the beginning and end of the year.

    INCOME TAXES Deferred income taxes reflect: (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and
(2) carryovers and credits for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows (certain amounts from prior year have been reclassified to conform to current year presentation):

                                                                2001       2000
                                                              --------   --------
Deferred tax assets:
  Accrued postretirement benefits...........................  $ 106.2     $103.6
  Asbestos-related liabilities..............................    104.6      190.6
  U.S. federal and state tax loss carryovers................     63.5      149.7
  Alternative minimum tax credits...........................     31.5       23.6
  Other, principally accrued liabilities....................    253.9      296.3
                                                              -------     ------
    Total deferred tax assets...............................    559.7      763.8
Deferred tax liabilities:
  Property, plant and equipment.............................    317.1      262.8
  Prepaid pension costs.....................................    301.9      254.1
  Insurance for asbestos-related costs......................     13.0       70.3
  Inventory.................................................     37.4       42.3
  Other.....................................................    156.8      183.5
                                                              -------     ------
    Total deferred tax liabilities..........................    826.2      813.0
                                                              -------     ------
    Net deferred tax liabilities............................  $(266.5)    $(49.2)
                                                              =======     ======

    Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2001 and 2000 as follows:

                                                                2001       2000
                                                              --------   --------
Prepaid expenses............................................  $ 198.7    $ 169.0
Deferred tax liabilities....................................   (465.2)    (218.2)
                                                              -------    -------
Net deferred tax liabilities................................  $(266.5)   $ (49.2)
                                                              =======    =======

    The provision (benefit) for income taxes consists of the following:

                                                               2001       2000       1999
                                                             --------   --------   --------
Current:
  U.S. Federal.............................................   $  8.0    $   0.8     $  3.8
  State....................................................     19.4        2.1        2.9
  Foreign..................................................     31.7       97.0       68.0
                                                              ------    -------     ------
                                                                59.1       99.9       74.7
                                                              ------    -------     ------
Deferred:
  U.S. Federal.............................................    192.2     (167.4)     111.1
  State....................................................      1.2      (32.9)      11.4
  Foreign..................................................     33.9      (43.5)     (11.7)
                                                              ------    -------     ------
                                                               227.3     (243.8)     110.8
                                                              ------    -------     ------
Total:
  U.S. Federal.............................................    200.2     (166.6)     114.9
  State....................................................     20.6      (30.8)      14.3
  Foreign..................................................     65.6       53.5       56.3
                                                              ------    -------     ------
                                                              $286.4    $(143.9)    $185.5
                                                              ======    =======     ======

    The provision for income taxes was calculated based on the following components of earnings (loss) before income taxes:

                                                               2001       2000       1999
                                                             --------   --------   --------
Domestic...................................................   $516.8    $(566.0)    $320.9
Foreign....................................................    150.4      174.4      176.9
                                                              ------    -------     ------
                                                              $667.2    $(391.6)    $497.8
                                                              ======    =======     ======

    Income taxes paid (received) in cash were as follows:

                                                                2001       2000       1999
                                                              --------   --------   --------
Domestic....................................................   $ 8.1      $(0.7)     $11.0
Foreign.....................................................    52.1       46.4       51.5
                                                               -----      -----      -----
                                                               $60.2      $45.7      $62.5
                                                               =====      =====      =====

    A reconciliation of the provision (benefit) for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows (certain amounts for the 2000 and 1999 presentations have been reclassified to conform to the 2001 presentation):

                                                               2001       2000       1999
                                                             --------   --------   --------
Pretax earnings at statutory U.S. Federal tax rate.........   $233.5    $(137.1)    $174.2
Increase (decrease) in provision for income taxes due to:
  Amortization of goodwill.................................     31.5       33.0       33.1
  State taxes, net of federal benefit......................     12.7      (19.5)       9.3
  International adjustments................................     (2.7)      (7.8)     (11.7)
  Adjustment for non-U.S. tax law changes..................      6.0       (9.3)
  Other items..............................................      5.4       (3.2)     (19.4)
                                                              ------    -------     ------
Provision (credit) for income taxes........................   $286.4    $(143.9)    $185.5
                                                              ======    =======     ======
Effective tax rate.........................................     42.9%      36.7%      37.3%
                                                              ======    =======     ======

    At December 31, 2001, the Company had unused net operating losses and research tax credits expiring from 2007 to 2021.

    The Company also has unused alternative minimum tax credits which do not expire and will be available to offset future U.S. Federal income tax.

    At December 31, 2001, the Company's equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $562.6 million. It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed.

    CONVERTIBLE PREFERRED STOCK Annual cumulative dividends of $2.375 per share accruing from the date of issuance are payable in cash quarterly. The convertible preferred stock is convertible at the option of the holder at any time, unless previously redeemed, into shares of common stock of the Company at an initial conversion rate of 0.9491 shares of common stock for each share of convertible stock, subject to adjustment based on certain events. The convertible preferred stock may be redeemed only in shares of common stock of the Company at the option of the Company at predetermined redemption prices plus accrued and unpaid dividends, if any, to the redemption date.

    Holders of the convertible preferred stock have no voting rights, except as required by applicable law and except that among other things, whenever accrued and unpaid dividends on the convertible preferred stock are equal to or exceed the equivalent of six quarterly dividends payable on the convertible preferred stock such holders will be entitled to elect two directors to the Company's board of directors until the dividend arrearage has been paid or amounts have been set apart for such payment. In addition, certain changes that would be materially adverse to the rights of holders of the convertible preferred stock cannot be made without the vote of holders of two-thirds of the outstanding convertible preferred stock. The convertible preferred stock is senior to the common stock with respect to dividends and liquidation events.

    STOCK OPTIONS  The Company has three nonqualified stock option plans:
(1) 1991 Stock Option Plan for Key Employees of Owens-Illinois, Inc.; (2) 1994 Stock Option Plan for Directors of Owens-Illinois, Inc. and (3) 1997 Equity Participation Plan of Owens-Illinois, Inc. No options may be exercised in whole or in part during the first year after the date granted. In general, subject to accelerated exercisability provisions related to the performance of the Company's common stock or change of control, 50% of the options become exercisable on the fifth anniversary of the date of the option grant, with the remaining 50% becoming exercisable on the sixth anniversary date of the option grant. In general, options expire following termination of employment or the day after the tenth anniversary date of the option grant.

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

                                                               2001       2000       1999
                                                             --------   --------   --------
Net income (loss):
  As reported..............................................   $356.6    $(269.7)    $298.3
  Pro forma................................................    347.7     (277.7)     291.4
Basic earnings (loss) per share:
  As reported..............................................     2.30      (2.00)      1.79
  Pro forma................................................     2.24      (2.05)      1.75
Diluted earnings (loss) per share:
  As reported..............................................     2.30      (2.00)      1.78
  Pro forma................................................     2.24      (2.05)      1.74

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                              2001       2000       1999
                                                            --------   --------   --------
Expected life of options..................................  5 years    5 years    5 years
Expected stock price volatility...........................     69.8%      62.9%      36.5%
Risk-free interest rate...................................     4.85%      6.60%      5.10%
Expected dividend yield...................................     0.00%      0.00%      0.00%

    Stock option activity is as follows:

                                                                      WEIGHTED   WEIGHTED
                                                                      AVERAGE    AVERAGE
                                                          NUMBER OF   EXERCISE     FAIR
                                                           SHARES      PRICE      VALUE
                                                          ---------   --------   --------
Options outstanding at January 1, 1999..................  4,783,757    $27.33
  Granted...............................................  1,786,510     23.94     $9.68
  Exercised.............................................   (157,420)     8.15
  Cancelled.............................................    (91,813)    33.31
                                                          ---------    ------     -----
Options outstanding at December 31, 1999................  6,321,034     26.76
  Granted...............................................  1,778,190     13.50     $8.01
  Exercised.............................................    (10,350)    12.18
  Cancelled.............................................   (218,435)    27.61
                                                          ---------    ------     -----
Options outstanding at December 31, 2000................  7,870,439     23.76
  Granted...............................................  1,728,800      5.69     $3.50
  Cancelled.............................................   (178,950)    20.29
                                                          ---------    ------
Options outstanding at December 31, 2001................  9,420,289    $20.51
                                                          =========    ======
Options exercisable at:
  December 31, 2001.....................................  1,848,826    $15.96
  December 31, 2000.....................................  1,949,726    $16.03
  December 31, 1999.....................................  1,992,136    $15.89
                                                          =========    ======
Shares available for option grant at:
  December 31, 2001.....................................  1,521,641
  December 31, 2000.....................................  4,585,996
  December 31, 1999.....................................  6,217,087
                                                          =========

    The following table summarizes significant option groups outstanding at December 31, 2001, and related weighted average price and life information:

                             OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                      ---------------------------------  ---------------------
                                    WEIGHTED
                                    AVERAGE
                                   REMAINING   WEIGHTED               WEIGHTED
      RANGE OF                     CONTRACT-   AVERAGE                AVERAGE
      EXERCISE          OPTIONS     UAL LIFE   EXERCISE    OPTIONS    EXERCISE
       PRICES         OUTSTANDING  (IN YEARS)   PRICE    EXERCISABLE   PRICE
--------------------  -----------  ----------  --------  -----------  --------
$ 5.69 to $16.50..     5,023,212      6.7       $10.67    1,562,522    $13.01
$23.94 to $31.63..     2,726,510      6.6       $26.91      259,737    $31.63
$31.64 to $41.50..     1,670,567      6.4       $39.66       26,567    $36.31
                       ---------                          ---------
                       9,420,289                          1,848,826
                       =========                          =========

    PENSION BENEFIT PLANS Net credits to results of operations for all of the Company's pension plans and certain deferred compensation arrangements amounted to $83.4 million in 2001, $88.6 million in 2000, and $58.6 million in 1999.

    On October 1, 2001, the Company completed the acquisition of the Canadian glass container assets of Consumers Packaging Inc. As part of the transaction, the Company assumed certain of the pension liabilities of Consumers Packaging. The information below includes the activity of these pension plans from October 1, 2001 through December 31, 2001.

    The Company has pension plans covering substantially all employees located in the United States, the United Kingdom, Australia, and Canada. Benefits generally are based on compensation for salaried employees and on length of service for hourly employees. The Company's policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements. The following tables relate to the Company's principal United States, United Kingdom, Australian, and Canadian pension plans.

    The changes in the pension benefit obligations for the year were as follows:

                                                                2001       2000
                                                              --------   --------
Obligations at beginning of year............................  $2,388.8   $2,286.5
Change in benefit obligations:
  Service cost..............................................      36.6       36.6
  Interest cost.............................................     169.3      168.8
  Actuarial loss (gain).....................................     (52.0)     182.7
  Special separation program benefits.......................                 92.2
  Acquisitions..............................................     179.2
  Benefit payments..........................................    (218.9)    (348.1)
  Other.....................................................      17.6      (29.9)
                                                              --------   --------
    Net increase in benefit obligations.....................     131.8      102.3
                                                              --------   --------
Obligations at end of year..................................  $2,520.6   $2,388.8
                                                              ========   ========

    The changes in the fair value of the pension plans' assets for the year were as follows:

                                                                2001       2000
                                                              --------   --------
Fair value at beginning of year.............................  $2,948.7   $3,712.4
Change in fair value:
  Actual return (loss) on plan assets.......................    (120.6)    (362.9)
  Benefit payments..........................................    (218.9)    (348.1)
  Transfer of assets to a special trust to fund qualified
    current retiree health liabilities......................                (38.5)
  Acquisitions..............................................     119.9
  Other.....................................................      14.9      (14.2)
                                                              --------   --------
    Net decrease in fair value of assets....................    (204.7)    (763.7)
                                                              --------   --------
Fair value at end of year...................................  $2,744.0   $2,948.7
                                                              ========   ========

    The funded status of the pension plans at year end was as follows:

                                                             2001       2000
                                                           --------   --------
Plan assets at fair value................................  $2,744.0   $2,948.7
Projected benefit obligations............................   2,520.6    2,388.8
                                                           --------   --------
  Plan assets in excess of projected benefit
    obligations..........................................     223.4      559.9

Net unrecognized items:
  Actuarial loss.........................................     552.2      170.0
  Prior service cost.....................................      49.4       41.0
                                                           --------   --------
                                                              601.6      211.0
                                                           --------   --------
Net prepaid pension......................................  $  825.0   $  770.9
                                                           ========   ========

    The net prepaid pension is included in the Consolidated Balance Sheets at December 31, 2001 and 2000 as follows:

                                                                2001       2000
                                                              --------   --------
Prepaid pension.............................................   $879.5     $770.9
Other liabilities...........................................    (54.5)
                                                               ------     ------
                                                               $825.0     $770.9
                                                               ======     ======

    The components of the net pension credit for the year were as follows:

                                                      2001       2000       1999
                                                    --------   --------   --------
Service cost......................................  $  36.6    $  36.6    $  41.8
Interest cost.....................................    169.3      168.8      155.2
Expected asset return.............................   (311.0)    (318.5)    (280.6)

Amortization:
  Prior service cost..............................      7.6        7.9        8.1
  (Gain) loss.....................................      0.5       (0.2)       1.1
                                                    -------    -------    -------
  Net amortization................................      8.1        7.7        9.2
                                                    -------    -------    -------
Net credit........................................  $ (97.0)   $(105.4)   $ (74.4)
                                                    =======    =======    =======

    The following selected information is for plans with benefit obligations in excess of the fair value of plan assets:

                                                                2001
                                                              --------
Benefit obligations at the end of the year..................   $484.7
Fair value of plan assets at the end of the year............    411.8
                                                               ======

    The following information is for plans with accumulated benefit obligations in excess of the fair value of plan assets:

                                                                2001
                                                              --------
Accumulated benefit obligations at the end of the year......   $145.8
Fair value of plan assets at the end of the year............    131.5
                                                               ======

    The actuarial present value of benefit obligations is based on a weighted discount rate of approximately 7.00% for 2001 and 2000. Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases on a weighted scale of approximately 4.75% for 2001 and 2000. The expected weighted long-term rate of return on assets was approximately 10.00% for 2001 and 2000, and 9.50% for 1999. Amortization included in net pension credits is based on the average remaining service of employees. Plan assets include marketable equity securities (which at December 31, 2001 and 2000 included 14,423,621 shares of the Company's common stock), government and corporate debt securities, real estate and commingled funds.

    The Company also sponsors several defined contribution plans for all salaried and hourly U.S. employees. Participation is voluntary and participants' contributions are based on their compensation. The Company matches substantially all plan participants' contributions up to various limits. Company contributions to these plans amounted to $9.2 million in 2001, $10.2 million in 2000, and $10.5 million in 1999.

    POSTRETIREMENT BENEFITS OTHER THAN PENSIONS The Company provides certain retiree health care and life insurance benefits covering substantially all U.S. salaried and certain hourly employees. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service.

    On October 1, 2001, the Company completed the acquisition of the Canadian glass container assets of Consumers Packaging Inc. The information below includes the activity of the related Canadian retiree health care plan from October 1, 2001 through December 31, 2001.

    The changes in the postretirement benefit obligations for the year were as follows:

                                                                2001       2000
                                                              --------   --------
Obligations at beginning of year............................   $279.5     $267.5
Change in benefit obligations:
  Service cost..............................................      1.8        1.6
  Interest cost.............................................     20.5       20.4
  Actuarial loss............................................     22.1       15.2
  Curtailments..............................................                 5.8
  Special separation program termination benefits...........                 2.0
  Acquisition...............................................     31.3
  Benefit payments..........................................    (34.0)     (33.0)
                                                               ------     ------
    Net change in benefit obligations.......................     41.7       12.0
                                                               ------     ------
Obligations at end of year..................................   $321.2     $279.5
                                                               ======     ======

    The funded status of the postretirement benefit plans at year end was as follows:

                                                                2001       2000
                                                              --------   --------
Accumulated postretirement benefit obligations..............   $321.2     $279.5

Net unrecognized items:
  Prior service credit......................................     30.6       43.6
  Actuarial loss............................................    (48.4)     (27.0)
                                                               ------     ------
                                                                (17.8)      16.6
                                                               ------     ------
Nonpension postretirement benefit obligations...............   $303.4     $296.1
                                                               ======     ======

    The components of the net postretirement benefit cost for the year were as follows:

                                                         2001       2000       1999
                                                       --------   --------   --------
Service cost.........................................   $  1.8     $  1.6     $  2.3
Interest cost........................................     20.5       20.5       19.1

Amortization:
  Prior service cost.................................    (13.0)     (13.6)     (13.7)
  (Gain) loss........................................      0.8       (0.1)       1.9
                                                        ------     ------     ------
    Net amortization.................................    (12.2)     (13.7)     (11.8)
                                                        ------     ------     ------
Net postretirement benefit cost......................   $ 10.1     $  8.4     $  9.6
                                                        ======     ======     ======

    Assumed health care cost inflation was based on a weighted average rate of
6.25% in 2001, declining to an ultimate rate of 6.00%.   A one percentage point
decrease in the rate would have decreased the accumulated postretirement benefit obligation at December 31, 2001 by $12.2 million and decreased the net postretirement benefit cost for 2001 by $0.9 million. A one percentage point increase in the rate would have increased the accumulated postretirement benefit obligation at December 31, 2001 by $14.5 million and increased the net postretirement benefit cost for 2001 by $1.0 million. The assumed weighted average discount rates used in determining the accumulated postretirement benefit obligation were 7.25% and 7.50% at December 31, 2001 and 2000, respectively. Amortization included in net postretirement benefit cost is based on the average remaining service of employees.

    Benefits provided by the Company for certain of the hourly retirees are determined by collective bargaining. Most other domestic hourly retirees receive health and life insurance benefits from a multi-employer trust established by collective bargaining. Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $6.3 in 2001, $7.5 million in 2000, and $8.0 million in 1999. Postretirement health and life benefits for retirees of foreign affiliates are generally provided through the national health care programs of the countries in which the affiliates are located.

    OTHER REVENUE Other revenue in 2001 includes a gain of $457.3 million related to the sale of the Harbor Capital Advisors business and gains totaling $13.1 million related to the sale of the Company's label business and the sale of a minerals business in Australia. Other revenue for the year ended
December 31, 1999 includes gains totaling $40.8 million related to the sales of a U.S. glass container plant and a mold manufacturing business in Colombia.

    OTHER COSTS AND EXPENSES Other costs and expenses for the year ended December 31, 2001 include pretax charges of $129.5 million related to the following: (1) net charges of $82.1 million consisting of $87.3 million for a restructuring program and impairment at certain of the Company's international and domestic operations offset by a $5.2 million reversal of a prior charge. The charge includes the impairment of assets at the Company's affiliate in Puerto Rico and the consolidation of manufacturing capacity and the closing of a facility in Venezuela. The program also includes consolidation of capacity at certain other international and domestic facilities in response to decisions about pricing and market strategy; (2) a charge of $31.0 million related to the loss on the sale of the Company's facilities in India; (3)a charge of $8.5 million for certain contingencies; and (4) a charge of $7.9 million related to restructuring manufacturing capacity in the medical devices business. The Company expects its actions related to the restructuring and impairment charges to be completed during the next several quarters.

    Other costs and expenses for the year ended December 31, 2000 include:
(1) $550.0 million related to adjustment of the reserve for estimated future asbestos-related indemnity payments and legal fees and (2) $248.3 million principally related to a restructuring and capacity realignment program.

    The restructuring and capacity realignment program, initiated in the third quarter of 2000, includes the consolidation of manufacturing capacity and a reduction of 350 employees in the U.S. salaried work force, or about 10%, principally as a result of early retirement incentives. Also included in the program are a write-down of plant and equipment for the Company's glass container affiliate in India and certain other asset write-offs. Manufacturing capacity consolidations principally involve U.S. glass container facilities and reflect technology-driven improvements in productivity, conversions from some juice and similar products to plastic containers, Company and customer decisions regarding pricing and volume, and the further concentration of production in the most strategically-located facilities. The Company expects that it will continue to make cash payments over the next several quarters for benefits and on-going closing costs related to the closing of these facilities.

    As a result of a 10% reduction of the U.S. salaried workforce in 2000, the Company recognized a settlement gain of approximately $40 million related to its defined benefit pension plan. This gain has been included in the net charge of $52.4 million for early retirement incentives and special termination benefits.

    The 2000 pretax charge of $40.0 million was related to the write-down of property, plant, and equipment in India. Based on the Company's expectation of future net cash flows of its affiliate in India, the related property, plant, and equipment was written down to realizable values in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

    Selected information relating to the restructuring accruals follows:

                                                               EARLY
                                                            RETIREMENT     WRITE-DOWN OF
                                                            INCENTIVES       IMPAIRED         OTHER,
                                                            AND SPECIAL   PROPERTY, PLANT   PRINCIPALLY
                                               CAPACITY     TERMINATION         AND          SOFTWARE
                                              REALIGNMENT    BENEFITS        EQUIPMENT       WRITE-OFF     TOTAL
                                              -----------   -----------   ---------------   -----------   --------
2000 restructuring charges..................     $122.4       $ 52.4            $ 40.0        $ 33.5      $ 248.3
Write-down of assets to net realizable
  value.....................................      (49.0)                         (40.0)        (31.5)      (120.5)
Reduction of prepaid pension asset..........      (13.6)       (45.8)                                       (59.4)
Increase in nonpension post-retirement
  benefit liability.........................       (0.6)        (5.4)                                        (6.0)
Net cash paid...............................       (1.5)        (0.4)                                        (1.9)
                                                 ------       ------            ------        ------      -------
Remaining liabilities at December 31,
  2000......................................       57.7          0.8                --           2.0         60.5
Restructuring program and impairment........       45.6                           41.7                       87.3
Reversal of second quarter restructuring
  charge....................................       (5.2)                                                     (5.2)
Medical Devices restructuring...............        7.9                                                       7.9
Write-down of assets to net realizable value      (43.8)                         (41.7)                     (85.5)
Net cash paid...............................      (24.7)        (0.8)                                       (25.5)
                                                 ------       ------            ------        ------      -------
Remaining liabilities at December 31,
  2001......................................     $ 37.5       $   --            $   --        $  2.0      $  39.5
                                                 ======       ======            ======        ======      =======

    Capacity realignment includes charges for plant closing costs, severance benefits, and write-downs of assets for disposal or abandonment as a result of restructuring of manufacturing capacity. Write-downs of assets represent the majority of the charges for 2001.

    Other costs and expenses for the year ended December 31, 1999 include charges totaling $20.8 million related principally to restructuring costs and write-offs of certain assets in Europe and South America.

    EXTRAORDINARY CHARGES FROM EARLY EXTINGUISHMENT OF DEBT During 2001, the Company wrote off unamortized deferred financing fees related to indebtedness repaid prior to its scheduled maturity. As a result, the Company recorded extraordinary charges totaling $6.6 million less applicable income taxes of $2.5 million. During 1999, the Company incurred redemption premiums and wrote off unamortized deferred financing fees related to indebtedness repaid prior to its scheduled maturity. As a result, the Company recorded extraordinary charges totaling $1.2 million less applicable income taxes of $0.4 million.

    CONTINGENCIES The Company is one of a number of defendants (typically from 20 to 100 or more) in a substantial number of lawsuits filed in numerous state and federal courts by persons alleging bodily injury (including death) as a result of exposure to dust from asbestos fibers. From 1948 to 1958, one of the Company's former business units commercially produced and sold approximately $40 million of a high-temperature, calcium-silicate based pipe and block insulation material containing asbestos. The Company exited the pipe and block insulation business in April 1958. The traditional asbestos personal injury lawsuits and claims relating to such production and sale of asbestos material typically allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and punitive damages in various amounts (herein referred to as "asbestos claims").

    The following table shows the approximate number of plaintiffs and claimants involved in asbestos claims pending at the beginning of, disposed of and filed during, and pending at the end of, each of the years listed (eliminating duplicate filings):

                                                        2001       2000       1999
                                                      --------   --------   --------
Pending at beginning of year........................   20,000     17,000     15,000
Disposed............................................   24,000     17,000     10,000
Filed...............................................   31,000     20,000     12,000
                                                       ------     ------     ------
Pending at end of year..............................   27,000     20,000     17,000
                                                       ======     ======     ======

    Additionally, the Company has claims-handling agreements in place with many plaintiff's counsel throughout the country. These agreements require evaluation and negotiation regarding whether particular claimants qualify under the criteria established by such agreements. The criteria for such claims include verification of a compensable illness and a reasonable probability of exposure to a product manufactured by the Company's former business unit during its manufacturing period ending in 1958. The Company believes that the bankruptcies of additional co-defendants, as discussed below, have resulted in an acceleration of the presentation and disposition of a number of claims under such agreements, which claims would otherwise have been presented and disposed of over the next several years. This acceleration is reflected in an increased number of pending asbestos claims and, to the extent disposed, contributes to an increase in asbestos-related payments which is expected to continue in the near term.

    Since receiving its first asbestos claim, the Company, as of December 31, 2001, has disposed of the asbestos claims of approximately 264,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $5,300. Certain of these dispositions have included deferred payment amounts payable over periods ranging from one to seven years. Deferred payments at December 31, 2001 totaled $37 million and are included in the foregoing average indemnity payment per claim. The Company's indemnity payments for these claims have varied on a per claim basis, and are expected to continue to vary considerably over time.

    The Company believes that its ultimate asbestos-related contingent liability (i.e., its indemnity or other claim disposition costs plus related legal fees) cannot be estimated with certainty. In 1993, the Company established a liability of $975 million to cover indemnity payments and legal fees associated with the resolution of outstanding and expected future asbestos lawsuits and claims. In 1998, an additional liability of $250 million was established. During the third quarter of 2000, the Company established an additional liability of $550 million to cover the Company's estimated indemnity payments and legal fees arising from outstanding asbestos personal injury lawsuits and claims and asbestos personal injury lawsuits and claims filed in the ensuing several years. The Company's ability to reasonably estimate its liability has been significantly affected by the volatility of asbestos-related litigation in the United States, the expanding list of non-traditional defendants that have been sued in this litigation and found liable for substantial damage awards, the continued use of litigation screenings to generate new lawsuits, the large number of claims asserted or filed by parties who claim prior exposure to asbestos materials but have no present physical impairment as a result of such exposure, and the growing number of co-defendants that have filed for bankruptcy. Since the beginning of 2000, A. P. Green Industries, Inc., Armstrong World Industries, Babcock & Wilcox, Federal-Mogul Corporation, Fibreboard Corporation, G-I Holdings (GAF), Harbison-Walker Refractories Group, Kaiser Aluminum Corporation, North American Refractories Co., Owens Corning, Pittsburgh-Corning, Plibrico Company, Porter Hayden Company, USG Corporation, W. R. Grace & Co. and several other smaller companies have sought protection under Chapter 11 of the Bankruptcy Code.

    The Company has continued to monitor trends which may affect its ultimate liability and has continued to analyze the developments and variables affecting or likely to affect the resolution of pending and future asbestos claims against the Company. The Company expects that the gross amount of total asbestos-related payments will be moderately lower in 2002 compared to 2001 and will continue to decline thereafter as the number of potential claimants continues to decrease. However, the trend toward lower aggregate annual payments has not occurred as soon as had been anticipated when the additional liability was established in 2000. In addition, the number of claims and lawsuits filed against the Company has exceeded the number anticipated at that time. As a result, the Company is continuing to evaluate trends to determine whether further adjustment of the asbestos-related liabilities is appropriate. While the results of this review cannot be estimated at this time, the Company expects that an increase of the liability will be required in order to cover estimated indemnity payments and legal fees arising from asbestos personal injury lawsuits and claims filed in the next several years. Subject to the completion of this review, based on all the factors and matters relating to the Company's asbestos-related lawsuits and claims, the Company presently believes that the ultimate resolution of its asbestos-related costs and liabilities will not have a material effect on the Company's financial condition.

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

    SEGMENT INFORMATION The Company operates in the rigid packaging industry. The Company has two reportable product segments within the rigid packaging industry: (1) Glass Containers and (2) Plastics Packaging. The Glass Containers segment includes operations in North America, Europe, the Asia Pacific region, and South America. The Plastics Packaging segment consists of two business units -consumer products (plastic containers and closures) and prescription products. The Other segment consists primarily of the Company's labels and carriers products business unit, substantially all of which was divested in early 2001.

    The Company evaluates performance and allocates resources based on earnings before interest income, interest expense, provision for income taxes, minority share owners' interests in earnings of subsidiaries, and extraordinary charges (collectively "EBIT") excluding unusual items. EBIT for product segments includes an allocation of corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided. For the Company's U.S. pension plans, net periodic pension cost (credit) has been allocated to product segments while the related prepaid pension asset is included in the caption "Eliminations and Other Retained". Net sales as shown in the geographic segment information are based on the location of the Company's affiliate which recorded the sales.

    Certain prior year amounts have been reclassified in order to conform to current year presentation.

    Financial information regarding the Company's product segments is as follows:

                                                                                           TOTAL     ELIMINATIONS
                                                       GLASS      PLASTICS                PRODUCT     AND OTHER     CONSOLIDATED
                                                     CONTAINERS   PACKAGING    OTHER     SEGMENTS      RETAINED        TOTALS
                                                     ----------   ---------   --------   ---------   ------------   ------------
Net sales:
  2001.............................................   $3,571.2    $1,817.5     $ 13.8    $5,402.5                    $ 5,402.5
  2000.............................................    3,695.6     1,787.6       68.9     5,552.1                      5,552.1
  1999.............................................    3,762.6     1,686.7       73.6     5,522.9                      5,522.9
                                                      ========    ========     ======    ========      ========      =========
EBIT, excluding unusual items:
  2001.............................................   $  582.5    $  247.9     $ (8.2)   $  822.2      $  (57.9)     $   764.3
  2000.............................................      587.2       249.2        1.1       837.5          23.4          860.9
  1999.............................................      582.4       277.7        9.2       869.3           5.9          875.2
                                                      ========    ========     ======    ========      ========      =========
Unusual items:
  2001:
    Gain on the sale of a minerals business in
      Australia....................................   $   10.3                           $   10.3                    $    10.3
    Gain on the sale of the Company's label
      business.....................................                            $  2.8         2.8                          2.8
    Gain on the sale of the Company's Harbor
      Capital business.............................                                                    $  457.3          457.3
    Restructuring and impairment charges...........      (64.3)   $  (17.8)                 (82.1)                       (82.1)
    Loss on the sale of the Company's facilities in
      India........................................      (31.0)                             (31.0)                       (31.0)
    Special employee benefit programs..............       (7.6)       (3.5)                 (11.1)        (19.8)         (30.9)
    Charges related to certain contingencies.......                   (8.5)                  (8.5)                        (8.5)
    Restructuring manufacturing capacity in the
      medical devices business.....................                              (7.9)       (7.9)                        (7.9)

  2000:
    Adjustment of reserve for estimated future
      asbestos-related costs.......................                                                      (550.0)        (550.0)
    Charges related to consolidation of
      manufacturing capacity.......................     (120.4)       (2.0)                (122.4)                      (122.4)
    Charges related to early retirement incentives
      and special termination benefits.............      (22.0)       (9.2)                 (31.2)        (21.2)         (52.4)
    Charges related to impairment of property,
      plant and equipment in India.................      (40.0)                             (40.0)                       (40.0)
    Other charges, principally related to the
      write-off of software........................       (3.6)                              (3.6)        (29.9)         (33.5)

  1999:
    Gains related to the sales of two manufacturing
      facilities...................................       40.8                               40.8                         40.8
    Charges related principally to restructuring
      costs and write-offs of certain assets in
      Europe and South America.....................      (20.8)                             (20.8)                       (20.8)
                                                      ========    ========     ======    ========      ========      =========
Depreciation and amortization expense:
  2001.............................................   $  342.8    $  181.8     $  6.0    $  530.6      $   13.1      $   543.7
  2000.............................................      346.2       177.3        6.4       529.9          19.6          549.5
  1999.............................................      348.8       173.0        6.5       528.3          17.0          545.3
                                                      ========    ========     ======    ========      ========      =========
Total assets:
  2001.............................................   $5,579.5    $3,355.0     $ 34.9    $8,969.4      $1,137.2      $10,106.6
  2000.............................................    5,633.8     3,398.4      117.0     9,149.2       1,194.0       10,343.2
  1999.............................................    6,016.8     3,399.5      109.3     9,525.6       1,230.7       10,756.3
                                                      ========    ========     ======    ========      ========      =========
Capital expenditures(1):
  2001.............................................   $  351.3    $  177.2     $  0.5    $  529.0      $    2.9      $   531.9
  2000.............................................      290.9       184.9        2.4       478.2           3.2          481.4
  1999.............................................      428.4       212.3        3.4       644.1           6.3          650.4
                                                      ========    ========     ======    ========      ========      =========

------------------------------

(1) Excludes property, plant and equipment acquired through acquisitions.

    Financial information regarding the Company's geographic segments is as follows:

                                                                                                TOTAL
                                                   NORTH                  ASIA      SOUTH     GEOGRAPHIC
                                                  AMERICA     EUROPE    PACIFIC    AMERICA     SEGMENTS
                                                  --------   --------   --------   --------   ----------
Net sales:
  2001..........................................  $3,301.1    $913.0     $660.6     $527.8     $5,402.5
  2000..........................................   3,390.5     896.9      760.0      504.7      5,552.1
  1999..........................................   3,319.4     968.8      814.9      419.8      5,522.9
                                                  ========    ======     ======     ======     ========

EBIT, excluding unusual items:
  2001..........................................  $  535.8    $ 91.8     $102.2     $ 92.4     $  822.2
  2000..........................................     555.3      81.8      123.9       76.5        837.5
  1999..........................................     601.7     101.2      135.1       31.3        869.3
                                                  ========    ======     ======     ======     ========

Unusual items:
  2001:
    Gain on the sale of a minerals business in
      Australia.................................                         $ 10.3                $   10.3
    Gain on the sale of the Company's label
      business..................................  $    2.8                                          2.8
    Restructuring and impairment charges........     (51.0)   $ (7.1)      (0.8)    $(23.2)       (82.1)
    Loss on the sale of the Company's facilities
      in India..................................                          (31.0)                  (31.0)
    Special employee benefit programs...........      (7.9)     (0.7)      (2.3)      (0.2)       (11.1)
    Charges related to certain contingencies....      (8.5)                                        (8.5)
    Restructuring manufacturing capacity in the
      medical devices business..................      (7.9)                                        (7.9)

  2000:
    Charges related to consolidation of
      manufacturing capacity....................    (126.0)                            3.6       (122.4)
    Charges related to early retirement
      incentives and special termination
      benefits..................................     (31.2)                                       (31.2)
    Charges related to impairment of property,
      plant, and equipment in India.............                          (40.0)                  (40.0)
    Other.......................................                                      (3.6)        (3.6)

  1999:
    Gains related to the sales of two
      manufacturing facilities..................      30.8                            10.0         40.8
    Charges related principally to restructuring
      costs and write-offs of certain assets in
      Europe and South America..................               (10.8)                (10.0)       (20.8)
                                                  ========    ======     ======     ======     ========

    The Company's net fixed assets by geographic segment are as follows:

                                                  UNITED
                                                  STATES    FOREIGN     TOTAL
                                                 --------   --------   --------
2001...........................................  $1,688.2   $1,571.7   $3,259.9
2000...........................................   1,721.8    1,563.1    3,284.9
1999...........................................   1,755.0    1,689.1    3,444.1

    Reconciliations to consolidated totals are as follows:

                                                                2001       2000       1999
                                                              --------   --------   --------
Revenues:
  Net sales for reportable segments.........................  $5,402.5   $5,552.1   $5,522.9
  Royalties and net technical assistance....................      24.6       25.3       30.3
  Equity earnings...........................................      19.4       19.8       22.3
  Interest income...........................................      26.9       32.5       28.5
  Other revenue.............................................     539.9      185.1      182.7
                                                              --------   --------   --------
    Total...................................................  $6,013.3   $5,814.8   $5,786.7
                                                              ========   ========   ========
Reconciliation of EBIT to earnings (loss) before income
  taxes and minority share owners' interest in earnings:
  EBIT, excluding unusual items for reportable segments.....  $  822.2   $  837.5   $  869.3
  Unusual items excluded from reportable segment
    information.............................................    (127.5)    (197.2)      20.0
  Eliminations and other retained, excluding unusual
    items...................................................     (57.9)      23.4        5.9
  Unusual items excluded from eliminations and other
    retained:
    2001:
      Gain on the sale of the Company's Harbor Capital
        Advisors business...................................     457.3
      Special employee benefit programs.....................     (19.8)
    2000:
      Adjustment of reserve for estimated future
        asbestos-related costs..............................               (550.0)
      Charges related to early retirement incentives and
        special termination benefits........................                (21.2)
      Other, principally software write-off.................                (29.9)
Net interest expense........................................    (407.1)    (454.2)    (397.4)
                                                              --------   --------   --------
Total.......................................................  $  667.2   $ (391.6)  $  497.8
                                                              ========   ========   ========

    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) The following tables present selected financial data by quarter for the years ended December 31, 2001 and 2000:

                                                                        2001
                                             ----------------------------------------------------------
                                               FIRST        SECOND      THIRD       FOURTH
                                             QUARTER(A)   QUARTER(B)   QUARTER    QUARTER(C)    TOTAL
                                             ----------   ----------   --------   ----------   --------
Net sales..................................   $1,306.1     $1,389.8    $1,360.2    $1,346.4    $5,402.5
                                              ========     ========    ========    ========    ========
Gross profit...............................   $  278.4     $  306.5    $  323.3    $  275.9    $1,184.1
                                              ========     ========    ========    ========    ========
Earnings (loss):
  Before extraordinary item................   $   48.9     $  247.6    $   69.4    $   (5.2)   $  360.7
  Extraordinary charge from early
    extinguishment of debt, net of
    applicable income taxes................                    (4.1)                               (4.1)
                                              --------     --------    --------    --------    --------
Net earnings (loss)........................   $   48.9     $  243.5    $   69.4    $   (5.2)   $  356.6
                                              ========     ========    ========    ========    ========
Earnings (loss) per share of common
  stock:(d)
  Basic:
    Before extraordinary item..............   $   0.30     $   1.67    $   0.44    $  (0.07)   $   2.33
    Extraordinary charge...................                   (0.03)                              (0.03)
                                              --------     --------    --------    --------    --------
  Net earnings (loss)......................   $   0.30     $   1.64    $   0.44    $  (0.07)   $   2.30
  Diluted:
    Before extraordinary item..............   $   0.30     $   1.61    $   0.44    $  (0.07)   $   2.33
    Extraordinary charge...................                   (0.03)                              (0.03)
                                              --------     --------    --------    --------    --------
  Net earnings (loss)......................   $   0.30     $   1.58    $   0.44    $  (0.07)   $   2.30
                                              ========     ========    ========    ========    ========

------------------------

(a) In the first quarter of 2001, the Company recorded pretax gains totaling $13.1 million ($12.0 million after tax) related to the sale of the Company's label business and the sale of a minerals business in Australia. The net aftertax effect of these items is an increase in earnings per share of $0.08 (diluted).

(b) In the second quarter of 2001, the Company recorded the following:

    A pretax gain of $457.3 million ($284.4 million after tax) related to the sale of the Company's Harbor Capital Advisors business. The net aftertax effect is an increase in earnings per share of $1.96 (diluted).

    Charges totaling $88.4 million ($69.2 million after tax and minority share owners' interests) for: (1) $79.9 million ($63.9 million after tax and minority share owners' interests) related to restructuring and impairment charges at certain of the Company's international glass operations, principally Venezuela and Puerto Rico, as well as certain other domestic and international operations, and (2) $8.5 million ($5.3 million after tax) for certain contingencies. The net aftertax effect of these items is a reduction in earnings per share of $0.48 (diluted).

    Charges of $30.9 million ($19.4 million after tax) related to special employee benefit programs. The net aftertax effect of these items is a reduction in earnings per share of $0.13 (diluted).

    A charge of $6.0 million to adjust tax liabilities in Italy as a result of recent legislation. This item is a reduction in earnings per share of $0.04 (diluted).

    A net charge of $4.0 million ($2.8 million after tax) related to interest on the resolution of the transfer of pension assets and liabilities for a previous acquisition and divestiture. The net aftertax effect is a reduction in earnings per share of $0.02 (diluted).

(c) The fourth quarter of 2001 includes charges totaling $41.1 million
    ($37.3 million after tax) for the following: (1) $31.0 million (pretax and after tax) related to the loss on the sale of the Company's facilities in India; (2) $7.9 million ($4.9 million after tax) related to restructuring manufacturing capacity in the medical devices business; and
    (3) $2.2 million ($1.4 million after tax) related to restructuring initiatives at certain of the Company's Plastic Packaging facilities. The net aftertax effect of these items is a reduction in earnings per share of $0.25.

(d) Earnings per share are computed independently for each period presented. As such, the sums of the amounts calculated separately for each quarter do not equal the year-to-date amount.

                                                                       2000
                                             --------------------------------------------------------
                                              FIRST      SECOND      THIRD        FOURTH
                                             QUARTER    QUARTER    QUARTER(A)   QUARTER(B)    TOTAL
                                             --------   --------   ----------   ----------   --------
Net sales..................................  $1,345.6   $1,449.2    $1,430.3     $1,327.0    $5,552.1
                                             ========   ========    ========     ========    ========
Gross profit...............................  $  299.7   $  341.6    $  303.9     $  247.8    $1,193.0
                                             ========   ========    ========     ========    ========
Net earnings (loss)........................  $   58.7   $   88.5    $ (449.2)    $   32.3    $ (269.7)
                                             ========   ========    ========     ========    ========
Earnings (loss) per share of common
  stock:(c)
  Basic....................................  $   0.36   $   0.57    $  (3.12)    $   0.19    $  (2.00)
  Diluted..................................  $   0.36   $   0.57    $  (3.12)    $   0.18    $  (2.00)
                                             ========   ========    ========     ========    ========

------------------------

(a) In the third quarter of 2000, the Company recorded pretax charges totaling $798.3 million ($513.1 million after tax and minority share owners' interests) for the following: (1) $550.0 million ($342.1 million after tax) related to adjustment of the reserve for estimated future asbestos-related costs; (2) $122.4 million ($77.3 million after tax and minority share owners' interests) related to the consolidation of manufacturing capacity;
    (3) a net charge of $52.4 million ($32.6 million after tax) related to early retirement incentives and special termination benefits for 350 United States salaried employees; (4) $40.0 million (pretax and after tax) related to the impairment of property, plant and equipment at the Company's facilities in India; and (5) $33.5 million ($21.1 million after tax and minority share owners' interests) related principally to the write-off of software and related development costs. The net after tax effect of these items is a reduction in earnings per share of $3.51 for the third quarter.

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

    Information with respect to executive officers is included herein on pages 13-14.

ITEM 11   EXECUTIVE COMPENSATION AND CERTAIN RELATIONSHIPS AND RELATED
 AND 13.  TRANSACTIONS

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

                                    PART IV

ITEM 14.(A). EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

    Index of Financial Statements and Financial Statement Schedules Covered by Report of Independent Auditors.

                                                                PAGE
                                                              --------
Report of Independent Auditors..............................      31

Consolidated Balance Sheets at December 31, 2001 and 2000...   33-34

For the years ended December 31, 2001, 2000, and 1999

  Consolidated Results of Operations........................      32

  Consolidated Share Owners' Equity.........................      35

  Consolidated Cash Flows...................................      36

Statement of Significant Accounting Policies................      37

Financial Review............................................      39

Exhibit Index...............................................      71

FINANCIAL STATEMENT SCHEDULE                                  SCHEDULE PAGE
----------------------------                                  -------------
For the years ended December 31, 2001, 2000, and 1999:

  II--Valuation and Qualifying Accounts (Consolidated)......       S-1

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule.

                                 EXHIBIT INDEX

       S-K 601
      ITEM NO.                                               DOCUMENT
---------------------              ------------------------------------------------------------
        3.1             --         Restated Certificate of Incorporation of Owens-Illinois,
                                   Inc. (filed as Exhibit 3.1 to the Registrant's Registration
                                   Statement, File No. 33-43224, and incorporated herein by
                                   reference).

        3.2             --         Bylaws of Owens-Illinois, Inc., as amended (filed as Exhibit
                                   3.2 to the Registrant's Registration Statement, File No.
                                   33-43224, and incorporated herein by reference).

        4.1             --         Indenture dated as of May 15, 1997, between Owens-Illinois,
                                   Inc. and The Bank of New York, as Trustee (filed as Exhibit
                                   4.1 to the Registrant's Form 8-K dated May 16, 1997, File
                                   No. 1-9576, and incorporated herein by reference).

        4.2             --         Supplemental Indenture Agreement between Owens-Illinois
                                   Group, Inc. and Owens-Brockway Packaging, Inc. and The Bank
                                   of New York for the Indenture dated May 15, 1997 (filed as
                                   Exhibit 4.2 to the Registrants Quarterly Report on Form 10-Q
                                   for the quarter ended September 30, 2001, File No. 1-9576, and incorporated herein by reference).

        4.3             --         Indenture dated as of May 20, 1998, between Owens-Illinois,
                                   Inc. and The Bank of New York, as Trustee (filed as Exhibit
                                   4.1 to the Registrant's Form 8-K dated May 20, 1998, File
                                   No. 1-9576, and incorporated herein by reference).

        4.4             --         Supplemental Indenture Agreement between Owens-Illinois
                                   Group, Inc. and Owens-Brockway Packaging, Inc. and The Bank
                                   of New York for the Indenture dated May 20, 1998 (filed as
                                   Exhibit 4.1 to the Registrants Quarterly Report on Form 10-Q
                                   for the quarter ended September 30, 2001, File No. 1-9576, and incorporated herein by reference).

        4.5             --         Certificate of Designations, Preferences and Relative,
                                   Participating, Optional and Other Special Rights of
                                   Preferred Stock and Qualifications, Limitations and
                                   Restrictions thereof of Convertible Preferred Stock of
                                   Owens-Illinois, Inc., dated May 15, 1998 (filed as Exhibit
                                   4.10 to the Registrant's Form 8-K dated May 20, 1998, File
                                   No. 1-9576, and incorporated herein by reference).

        4.6             --         Secured Credit Agreement, dated as of April 23, 2001, among certain subsidiaries of Owens-Illinois, Inc. and the lenders listed therein (filed as Exhibit 4.1 to the Registrants
                                   Quarterly Report on Form 10-Q for the quarter ended March
                                   31, 2001, File No. 1-9576, and incorporated herein by
                                   reference).

        4.7             --         Pledge Agreement between Owens-Illinois Group, Inc. and
                                   Owens-Brockway Packaging, Inc. and Bankers Trust Company
                                   (filed as Exhibit 4.3 to the Registrants Quarterly Report on
                                   Form 10-Q for the quarter ended September 30, 2001, File No.
                                   1-9576, and incorporated herein by reference).

        4.8             --         Intercreditor Agreement between Bankers Trust Company and
                                   the lenders under the Secured Credit Agreement (filed as
                                   Exhibit 4.4 to the Registrants Quarterly Report on Form 10-Q
                                   for the quarter ended September 30, 2001, File No. 1-9576, and incorporated herein by reference).

       10.1             --         Lease Agreement dated as of May 21, 1980, between
                                   Owens-Illinois, Inc. and Leyden Associates Limited
                                   Partnership (filed as Exhibit 5 to the Registrant's
                                   Registration Statement, File No. 2-68022, and incorporated herein by reference).

       S-K 601
      ITEM NO.                                               DOCUMENT
---------------------              ------------------------------------------------------------
       10.2*            --         Amended and Restated Owens-Illinois Supplemental Retirement
                                   Benefit Plan (filed as Exhibit 10.1 to the Registrant's
                                   Quarterly Report on Form 10-Q for the quarter ended June 30,
                                   1998, File No. 1-9576, and incorporated herein by
                                   reference).

       10.3*            --         First Amendment to Amended and Restated Owens-Illinois
                                   Supplemental Retirement Benefit Plan (filed as Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-9576, and incorporated herein by reference).

       10.4*            --         Form of Employment Agreement between Owens-Illinois, Inc.
                                   and various Employees (filed as Exhibit 10(m) to the
                                   Registrant's Annual Report on Form 10-K for the year ended
                                   December 31, 1987, File No. 1-9576, and incorporated herein by reference).

       10.5*            --         Stock Option Plan for Directors of Owens-Illinois, Inc.
                                   (filed as Exhibit 4.3 to the Registrant's Form S-8, File No.
                                   33-57141, and incorporated herein by reference).

       10.6*            --         First Amendment to Stock Option Plan for Directors of
                                   Owens-Illinois, Inc. (filed as Exhibit 10.10 to the
                                   Registrant's Annual Report on Form 10-K for the year ended
                                   December 31, 1995, File No. 1-9576, and incorporated herein by reference).

       10.7*            --         Form of Non-Qualified Stock Option Agreement for use under the Stock Option Plan for Directors of Owens-Illinois, Inc.
                                   (filed as Exhibit 4.4 to Registrant's Form S-8, File No.
                                   33-57141, and incorporated herein by reference).

       10.8*            --         Second Amended and Restated Stock Option Plan for Key
                                   Employees of Owens-Illinois, Inc. (filed as Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year
                                   ended December 31, 1994, File No. 1-9576, and incorporated herein by reference).

       10.9*            --         First Amendment to Second Amended and Restated Stock Option
                                   Plan for Key Employees of Owens-Illinois, Inc. (filed as
                                   Exhibit 10.13 to the Registrant's Annual Report on Form 10-K
                                   for the year ended December 31, 1995, File No. 1-9576, and incorporated herein by reference).

       10.10*           --         Second Amendment to Second Amended and Restated Stock Option
                                   Plan for Key Employees of Owens-Illinois, Inc. (filed as
                                   Exhibit 10.1 to the Registrant's Quarterly Report on Form
                                   10-Q for the quarter ended June 30, 1997, File No. 1-9576, and incorporated herein by reference).

       10.11*           --         Third Amendment to Second Amended and Restated Stock Option
                                   Plan for Key Employees of Owens-Illinois, Inc. (filed as
                                   Exhibit 10.1 to the Registrant's Quarterly Report on Form
                                   10-Q for the quarter ended September 30, 2000, File No.
                                   1-9576, and incorporated herein by reference.)

       10.12*           --         Form of Non-Qualified Stock Option Agreement for use under the Amended and Restated Stock Option Plan for Key Employees
                                   of Owens-Illinois, Inc. (filed as Exhibit 10.21 to the
                                   Registrant's Annual Report on Form 10-K for the year ended
                                   December 31, 1994, File No. 1-9576, and incorporated herein by reference).

       10.13*           --         Amended and Restated Owens-Illinois, Inc. Senior Management
                                   Incentive Plan (filed as Exhibit 10.15 to the Registrant's
                                   Annual Report on Form 10-K for the year ended December 31,
                                   1993, File No. 1-9576, and incorporated herein by
                                   reference).

       S-K 601
      ITEM NO.                                               DOCUMENT
---------------------              ------------------------------------------------------------
       10.14*           --         First Amendment to Amended and Restated Owens-Illinois, Inc.
                                   Senior Management Incentive Plan (filed as Exhibit 10-19 to the Registrant's Annual Report on Form 10-K for the year
                                   ended December 31, 1995, File No. 1-9576, and incorporated herein by reference).

       10.15*           --         Second Amendment to Amended and Restated Owens-Illinois,
                                   Inc. Senior Management Incentive Plan (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the
                                   quarter ended June 30, 1997, File No. 1-9576, and
                                   incorporated herein by reference).

       10.16*           --         Third Amendment to Amended and Restated Owens-Illinois, Inc.
                                   Senior Management Incentive Plan (filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the
                                   quarter ended June 30, 1997, File No. 1-9576, and
                                   incorporated herein by reference).

       10.17*           --         Amended and Restated Owens-Illinois, Inc. Performance Award
                                   Plan (filed as Exhibit 10.16 to the Registrant's Annual
                                   Report on Form 10-K for the year ended December 31, 1993,
                                   File No. 1-9576, and incorporated herein by reference).

       10.18*           --         First Amendment to Amended and Restated Owens-Illinois, Inc.
                                   Performance Award Plan (filed as Exhibit 10.4 to the
                                   Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 1-9576, and incorporated
                                   herein by reference).

       10.19*           --         Owens-Illinois, Inc. Directors Deferred Compensation Plan
                                   (filed as Exhibit 10.26 to the Registrant's Annual Report on
                                   Form 10-K for the year ended December 31, 1995, File No.
                                   1-9576, and incorporated herein by reference).

       10.20*           --         First Amendment to Owens-Illinois, Inc. Directors Deferred
                                   Compensation Plan (filed as Exhibit 10.27 to the
                                   Registrant's Annual Report on Form 10-K for the year ended
                                   December 31, 1995, File No. 1-9576, and incorporated herein by reference).

       10.21*           --         Second Amendment to Owens-Illinois, Inc. Directors Deferred
                                   Compensation Plan (filed as Exhibit 10.2 to the Registrant's
                                   Quarterly Report on Form 10-Q for the quarter ended March
                                   31, 1997, File No. 1-9576, and incorporated herein by
                                   reference).

       10.22*           --         Amended and Restated 1997 Equity Participation Plan of
                                   Owens-Illinois, Inc. (filed as Exhibit 10.1 to the
                                   Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File No. 1-9576, and incorporated
                                   herein by reference).

       10.23*           --         Form of Non-Qualified Stock Option Agreement for use under the Amended and Restated 1997 Equity Participation Plan of
                                   Owens-Illinois, Inc. (filed as Exhibit 4.3 to the
                                   Registrant's Form S-8, File No. 333-47691, and incorporated herein by reference).

       10.24*           --         Form of Restricted Stock Agreement for use under the Amended and Restated 1997 Equity Participation Plan of
                                   Owens-Illinois, Inc. (filed as Exhibit 4.4 to the
                                   Registrant's Form S-8, File No. 333-47691, and incorporated herein by reference).

       10.25*           --         Form of Restricted Stock Agreement for use under the Amended and Restated 1997 Equity Participation Plan of
                                   Owens-Illinois, Inc. (filed as Exhibit 10.2 to the
                                   Registrant's Quarterly report on Form 10-Q for the quarter ended June 30, 1999, File No. 1-9576, and incorporated
                                   herein by reference).

       10.26*           --         Amendment to Form of Restricted Stock Agreement for use
                                   under the Amended and Restated 1997 Equity Participation
                                   Plan of Owens-Illinois, Inc. (filed herewith).

       S-K 601
      ITEM NO.                                               DOCUMENT
---------------------              ------------------------------------------------------------
       10.27*           --         Form of Phantom Stock Agreement for use under the Amended
                                   and Restated 1997 Equity Participation Plan of
                                   Owens-Illinois, Inc. (filed as Exhibit 10.3 to the
                                   Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File No. 1-9576, and incorporated
                                   herein by reference).

       10.28*           --         Amendment to Form of Phantom Stock Agreement for use under the Amended and Restated 1997 Equity Participation Plan of
                                   Owens-Illinois, Inc (filed herewith).

       10.29*           --         Owens-Illinois, Inc. Executive Life Insurance Plan (filed as
                                   Exhibit 10.1 to the Registrant's Quarterly Report on Form
                                   10-Q for the quarter ended March 31, 2000, File No. 1-9576, and incorporated herein by reference).

       10.30*           --         Owens-Illinois, Inc. Death Benefit Only Agreement (filed as
                                   Exhibit 10.2 to the Registrant's Quarterly Report on Form
                                   10-Q for the quarter ended March 31, 2000, File No. 1-9576, and incorporated herein by reference).

       10.31*           --         Owens-Illinois, Inc. Executive Deferred Savings Plan (filed as Exhibit 10.1 to the Registrants Quarterly Report on Form
                                   10-Q for the quarter ended September 30, 2001, File No.
                                   1-9576, and incorporated herein by reference).

       12               --         Computation of Ratio of Earnings to Fixed Charges and
                                   Earnings to Combined Fixed Charges and Preferred Stock
                                   Dividends (filed herewith).

       21               --         Subsidiaries of the Registrant (filed herewith).

       23               --         Consent of Independent Auditors (filed herewith).

       24               --         Owens-Illinois, Inc. Power of Attorney (filed herewith).

------------------------

* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c).

ITEM 14.(B). REPORTS ON FORM 8-K

    No reports on Form 8-K were filed by the Registrant during the last quarter of 2001.

ITEM 14.(C). SEPARATE FINANCIAL STATEMENTS OF AFFILIATES WHOSE SECURITIES ARE
             PLEDGED AS COLLATERAL.

(1) Financial statements of Owens-Brockway Packaging, Inc. and subsidiaries including consolidated balance sheets as of December 31, 2001 and 2000, and the related statements of operations, net parent investment, and cash flows for the years ended December 31, 2001, 2000 and 1999.

(2) Financial statements of Owens-Brockway Glass Container, Inc. and subsidiaries including consolidated balance sheets as of December 31, 2001 and 2000, and the related statements of operations, net parent investment, and cash flows for the years ended December 31, 2001, 2000 and 1999.

(3) Financial statements of OI Plastic Products FTS, Inc. and subsidiaries including consolidated balance sheets as of December 31, 2001 and 2000, and the related statements of operations, net parent investment, and cash flows for the years ended December 31, 2001, 2000 and 1999.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Share Owner
Owens-Brockway Packaging, Inc.

    We have audited the accompanying consolidated balance sheets of Owens-Brockway Packaging, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of results of operations, net Parent investment, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens-Brockway Packaging, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          Ernst & Young LLP

Toledo, Ohio
January 24, 2002

                         OWENS-BROCKWAY PACKAGING, INC.

                       CONSOLIDATED RESULTS OF OPERATIONS

                             (MILLIONS OF DOLLARS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Revenues:
  Net sales.................................................  $3,749.4   $3,894.1   $3,970.7
  Other revenue.............................................      92.2      110.3      130.0
                                                              --------   --------   --------
                                                               3,841.6    4,004.4    4,100.7
Costs and expenses:
  Manufacturing, shipping, and delivery.....................   2,946.4    3,091.7    3,168.6
  Research and development..................................      10.5       15.0       13.0
  Engineering...............................................      30.0       31.2       35.2
  Selling and administrative................................     173.7      170.1      178.5
  Net intercompany interest.................................     156.3      244.1      207.9
  Other interest expense....................................     189.4      126.6      131.2
  Other.....................................................     159.0      254.5       64.2
                                                              --------   --------   --------
                                                               3,665.3    3,933.2    3,798.6
                                                              --------   --------   --------
Earnings before items below.................................     176.3       71.2      302.1
Provision for income taxes..................................      87.3       19.8      109.6
Minority share owners' interests in earnings of
  subsidiaries..............................................      19.6       20.6       11.2
                                                              --------   --------   --------
Net earnings................................................  $   69.4   $   30.8   $  181.3
                                                              ========   ========   ========

  See accompanying Statement of Significant Accounting Policies and Financial
                                    Review.

                         OWENS-BROCKWAY PACKAGING, INC.

                          CONSOLIDATED BALANCE SHEETS

                             (MILLIONS OF DOLLARS)

                                     ASSETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
CURRENT ASSETS:
  Cash, including time deposits of $28.2 ($45.3 in 2000)....  $  124.7   $  169.6
  Short-term investments....................................                  3.7
  Receivables including amount from related parties of $1.6
    ($1.1 in 2000), less allowances of $32.2 ($40.6 in 2000)
    for losses and discounts................................     575.3      568.0
  Inventories...............................................     611.0      611.4
  Prepaid expenses..........................................      23.9       57.0
                                                              --------   --------
      Total current assets..................................   1,334.9    1,409.7
OTHER ASSETS:
  Equity investments........................................     153.9      164.8
  Repair parts inventories..................................     173.5      201.6
  Prepaid pension...........................................      49.8       41.2
  Deposits, receivables, and other assets...................     421.4      337.4
  Excess of purchase cost over net assets acquired, net of
    accumulated amortization of $531.0 ($417.2 in 2000).....   1,556.2    1,602.3
                                                              --------   --------
      Total other assets....................................   2,354.8    2,347.3
PROPERTY, PLANT, AND EQUIPMENT:
  Land, at cost.............................................     135.1      130.9
  Buildings and equipment, at cost:
    Buildings and building equipment........................     526.7      540.7
    Factory machinery and equipment.........................   2,828.9    2,809.3
    Transportation, office, and miscellaneous equipment.....      79.3       77.5
    Construction in progress................................     196.8      111.3
                                                              --------   --------
                                                               3,766.8    3,669.7
  Less accumulated depreciation.............................   1,663.5    1,546.8
                                                              --------   --------
    Net property, plant, and equipment......................   2,103.3    2,122.9
                                                              --------   --------
Total assets................................................  $5,793.0   $5,879.9
                                                              ========   ========

  See accompanying Statement of Significant Accounting Policies and Financial
                                    Review.

                         OWENS-BROCKWAY PACKAGING, INC.

                             (MILLIONS OF DOLLARS)

                     LIABILITIES AND NET PARENT INVESTMENT

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
CURRENT LIABILITIES:
  Short-term loans..........................................  $   40.4   $   80.9
  Accounts payable including amount to related parties of
    $30.1 ($9.9 in 2000)....................................     337.0      313.9
  Salaries and wages........................................      89.4       67.0
  U.S. and foreign income taxes.............................       0.2        6.3
  Other accrued liabilities.................................     196.0      268.4
  Long-term debt due within one year........................      26.0       26.1
                                                              --------   --------
      Total current liabilities.............................     689.0      762.6

EXTERNAL LONG-TERM DEBT.....................................   2,778.5    1,165.5

DEFERRED TAXES..............................................     161.9      149.1

OTHER LIABILITIES...........................................     275.7      218.4

MINORITY SHARE OWNERS' INTERESTS............................     159.7      165.1

NET PARENT INVESTMENT:
  Investment by and advances from parent....................   2,276.1    3,898.6
  Accumulated other comprehensive loss......................    (547.9)    (479.4)
                                                              --------   --------
      Total net Parent investment...........................   1,728.2    3,419.2
                                                              --------   --------
Total liabilities and net Parent investment.................  $5,793.0   $5,879.9
                                                              ========   ========

  See accompanying Statement of Significant Accounting Policies and Financial
                                    Review.

                         OWENS-BROCKWAY PACKAGING, INC.

                       CONSOLIDATED NET PARENT INVESTMENT

                             (MILLIONS OF DOLLARS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2001        2000       1999
                                                              ---------   --------   --------
INVESTMENT BY AND ADVANCES TO PARENT
  Balance at beginning of year..............................  $ 3,898.6   $3,739.8   $3,712.2
  Net intercompany transactions.............................   (1,691.9)     153.0     (153.7)
  Net earnings..............................................       69.4       30.8      181.3
  Net loss for the month ended December 31, 2000 for the
    change in the fiscal year end of certain international
    affiliates..............................................                 (25.0)
                                                              ---------   --------   --------
      Balance at end of year................................    2,276.1    3,898.6    3,739.8
                                                              =========   ========   ========
ACCUMULATED OTHER COMPREHENSIVE LOSS
  Balance at beginning of year..............................     (479.4)    (343.5)    (179.9)
  Foreign currency translation adjustments..................      (66.0)    (135.9)    (163.6)
  Change in certain derivative instruments..................       (2.5)
                                                              ---------   --------   --------
      Balance at end of year................................     (547.9)    (479.4)    (343.5)
                                                              =========   ========   ========
Total net Parent investment.................................  $ 1,728.2   $3,419.2   $3,396.3
                                                              =========   ========   ========
TOTAL COMPREHENSIVE INCOME (LOSS)
  Net earnings..............................................  $    69.4   $   30.8   $  181.3
  Foreign currency translation adjustments..................      (66.0)    (135.9)    (163.6)
  Change in certain derivative instruments..................       (2.5)
                                                              ---------   --------   --------
      Total.................................................  $     0.9   $ (105.1)  $   17.7
                                                              =========   ========   ========

  See accompanying Statement of Significant Accounting Policies and Financial
                                    Review.

                         OWENS-BROCKWAY PACKAGING, INC.

                            CONSOLIDATED CASH FLOWS

                             (MILLIONS OF DOLLARS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
OPERATING ACTIVITIES:
  Net earnings..............................................  $   69.4    $ 30.8     $181.3
  Non-cash charges (credits):
    Depreciation............................................     286.4     298.3      299.0
    Amortization of deferred costs..........................      72.3      62.2       66.1
    Deferred tax provision (credit).........................      72.5     (64.2)      45.2
    Restructuring costs and writeoffs of certain assets.....      65.2     186.0       20.8
    (Gains) losses on asset sales...........................      20.7                (40.8)
    Other...................................................     (64.0)    (80.0)     (95.7)
  Change in non-current operating assets....................      18.9     (16.8)      (7.8)
  Reduction of non-current liabilities......................     (22.1)     (0.1)       1.4
  Change in components of working capital...................     (28.7)    (80.0)     (69.9)
                                                              --------    ------     ------
      Cash provided by operating activities.................    (490.6)    336.2      399.6
INVESTING ACTIVITIES:
  Additions to property, plant and equipment................    (364.8)   (301.6)    (441.9)
  Acquisitions, net of cash acquired........................    (169.0)    (77.2)     (34.2)
  Net cash proceeds from divestitures and other.............      80.0      31.7      327.6
                                                              --------    ------     ------
      Cash utilized in investing activities.................    (453.8)   (347.1)    (148.5)
FINANCING ACTIVITIES:
  Additions to long-term debt...............................   2,593.0     172.3      222.6
  Repayments of long-term debt..............................    (918.5)   (357.0)    (475.8)
  Decrease in short-term loans..............................     (35.7)    (40.4)     (14.9)
  Net change in intercompany debt...........................  (1,643.0)    189.9        6.5
  Collateral deposits for certain derivative instruments....     (26.1)
  Payment of finance fees...................................     (45.3)
                                                              --------    ------     ------
      Cash utilized in financing activities.................     (75.6)    (35.2)    (261.6)
  Effect of exchange rate fluctuations on cash..............      (6.1)     16.1      (17.9)
  Effect of change in fiscal year end for certain
    international affiliates................................                31.9
                                                              --------    ------     ------
Increase (decrease) in cash.................................     (44.9)      1.9      (28.4)
Cash at beginning of year...................................     169.6     167.7      196.1
                                                              --------    ------     ------
Cash at end of year.........................................  $  124.7    $169.6     $167.7
                                                              ========    ======     ======

  See accompanying Statement of Significant Accounting Policies and Financial
                                    Review.

STATEMENT OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF CONSOLIDATED STATEMENTS The consolidated financial statements of Owens-Brockway Packaging, Inc. ("Company") include the accounts of its subsidiaries. Newly acquired subsidiaries have been included in the consolidated financial statements from dates of acquisition. Prior to December 2000, substantially all of the Company's consolidated foreign subsidiaries reported their results of operations on a one-month lag, which allowed additional time to compile the results. Beginning in December 2000, the one-month lag was eliminated. As a result, the December 2000 results of operations for these subsidiaries, which amounted to a net loss of $25.0 million, was recorded directly to retained earnings in December 2000.

    The Company uses the equity method of accounting for investments in which it has a significant ownership interest, generally 20% to 50%. Other investments are accounted for at cost.

    RELATIONSHIP WITH OWENS-ILLINOIS GROUP, INC. AND OWENS-ILLINOIS, INC. The Company is a wholly-owned subsidiary of Owens-Illinois Group, Inc. ("OI Group") and an indirect subsidiary of Owens-Illinois, Inc. ("OI Inc."). Although
OI Inc. does not conduct any operations, it has substantial obligations related to outstanding indebtedness, dividends for preferred stock and asbestos-related payments. OI Inc. relies primarily on distributions from its direct and indirect subsidiaries to meet these obligations.

    For federal and certain state income tax purposes, the taxable income of the Company is included in the consolidated tax returns of OI Inc. and income taxes are allocated to the Company on a basis consistent with separate returns.

    NATURE OF OPERATIONS The Company is a leading manufacturer of glass container products. The Company's principal product lines in the Glass Containers product segment are glass containers for the food and beverage industries. The Company has glass container operations located in 19 countries. The principal markets and operations for the Company's glass products are in North America, Europe, South America, and Australia. One customer accounted for 11.5%, 10.9%, and 10.3% of the Company's sales in 2001, 2000, and 1999, respectively.

    USE OF ESTIMATES The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management of the Company to make estimates and assumptions that affect certain amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates, at which time the Company would revise its estimates accordingly.

    CASH The Company defines "cash" as cash and time deposits with maturities of three months or less when purchased.

    FAIR VALUES OF FINANCIAL INSTRUMENTS The carrying amounts reported for cash, short-term investments and short-term loans approximate fair value. In addition, carrying amounts approximate fair value for certain long-term debt obligations subject to frequently redetermined interest rates. Derivative financial instruments are included on the balance sheet at fair value.

    INVENTORY VALUATION The Company values most U.S. inventories at the lower of last-in, first-out (LIFO) cost or market. Other inventories are valued at the lower of standard costs (which approximate average costs) or market.

    EXCESS OF PURCHASE COST OVER NET ASSETS ACQUIRED Through December 31, 2001, the excess of purchase cost over net assets acquired was being amortized over 40 years. The Company evaluated the recoverability of long-lived assets based on undiscounted projected cash flows, excluding interest and taxes, when factors indicate that an impairment may exist. (See "New Accounting Standards).

    PROPERTY, PLANT, AND EQUIPMENT In general, depreciation is computed using the straight-line method. Renewals and improvements are capitalized. Maintenance and repairs are expensed as incurred.

    REVENUE RECOGNITION The Company recognizes sales, net of estimated discounts and allowances, when title to products is transferred to customers. Shipping and handling costs are included with manufacturing, shipping, and delivery costs.

    INCOME TAXES ON UNDISTRIBUTED EARNINGS In general, the Company plans to continue to reinvest the undistributed earnings of foreign subsidiaries and foreign corporate joint ventures accounted for by the equity method. Accordingly, taxes are provided only on that amount of undistributed earnings in excess of planned reinvestments.

    FOREIGN CURRENCY TRANSLATION The assets and liabilities of certain affiliates and associates are translated at current exchange rates and any related translation adjustments are recorded directly in share owners' equity. For the years ended December 31, 2001, 2000, and 1999, the Company's affiliates located in Venezuela operated in a "highly inflationary" economy. As such, certain assets of these affiliates were translated at historical exchange rates and all translation adjustments are reflected in the statements of Consolidated Results of Operations. Effective January 1, 2002, the affiliates in Venezuela will no longer be considered operating in a "highly inflationary" economy. Assets and liabilities will be translated at current exchange rates with any related translation adjustments being recorded directly to net Parent investment.

    NEW ACCOUNTING STANDARDS In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," which is effective for business combinations completed after June 30, 2001. Also in July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS No. 142"), which is effective for goodwill acquired after June 30, 2001. For goodwill acquired prior to July 1, 2001, FAS No. 142 will be effective for fiscal years beginning after December 15, 2001. Under FAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized but will be reviewed annually (or more frequently if impairment indicators arise) for impairment.

    The Company estimates that adopting FAS No. 142 will increase 2002 earnings before the effects of the accounting change by approximately $45 million. The Company has not completed its assessment of the effects that adopting FAS
No. 142 will have on the reported value of goodwill.

    In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS No. 144"). FAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS No. 121"). FAS No. 144 provides additional guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset (group) to be disposed of other than by sale (e.g. abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset (group) as "held for sale", however it retains the fundamental provisions of FAS No. 121 related to the recognition and measurement of the impairment of long-lived assets to be "held and used." FAS No. 144 is effective for fiscal years beginning after December 15, 2001 and transition is prospective for committed disposal activities that are initiated after the effective date of FAS No. 144's initial application. The impact of adopting FAS No. 144 on the Company's reporting and disclosure is not expected to be material to the Company's financial position or results of operations.

    CHANGES IN COMPONENTS OF WORKING CAPITAL RELATED TO OPERATIONS Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

                                                         2001       2000       1999
                                                       --------   --------   --------
Decrease (increase) in current assets:
  Short-term investments.............................   $  3.6     $ 12.0     $(15.2)
  Receivables........................................      2.3      (35.1)      19.9
  Net intercompany receivable........................     17.2      (43.9)      11.0
  Inventories........................................     24.3      (19.5)     (10.1)
  Prepaid expenses...................................      0.8        3.8      (25.3)
Increase (decrease) in current liabilities:
  Accounts payable and accrued liabilities...........    (46.3)     (20.1)     (47.2)
  Salaries and wages.................................      1.4       (2.6)       8.6
  U.S. and foreign income taxes......................    (32.0)      25.4      (11.6)
                                                        ------     ------     ------
                                                        $(28.7)    $(80.0)    $(69.9)
                                                        ======     ======     ======

    INVENTORIES  Major classes of inventory are as follows:

                                                                2001       2000
                                                              --------   --------
Finished goods..............................................   $507.2     $494.9
Work in process.............................................      5.9        7.9
Raw materials...............................................     53.5       58.0
Operating supplies..........................................     44.4       50.6
                                                               ------     ------
                                                               $611.0     $611.4
                                                               ======     ======

    If the inventories which are valued on the LIFO method had been valued at standard costs, which approximate current costs, consolidated inventories would be higher than reported by $14.7 million and $10.8 million, at December 31, 2001 and 2000, respectively.

    Inventories which are valued at the lower of standard costs (which approximate average costs), or market at December 31, 2001 and 2000 were approximately $465.9 million and $420.0 million, respectively.

    EQUITY INVESTMENTS. Summarized information pertaining to the Company's equity associates follows:

                                                                2001       2000
                                                              --------   --------
At end of year:
  Equity in undistributed earnings:
    Foreign.................................................   $ 86.2     $ 85.6
    Domestic................................................     21.6       19.0
                                                               ------     ------
      Total.................................................   $107.8     $104.6
                                                               ======     ======
  Equity in cumulative translation adjustment...............   $(54.2)    $(46.7)
                                                               ======     ======

                                                           2001       2000       1999
                                                         --------   --------   --------
For the year:
  Equity in earnings:
    Foreign............................................   $ 7.3      $ 4.7      $ 8.2
    Domestic...........................................    11.6       14.0       12.8
                                                          -----      -----      -----
      Total............................................   $18.9      $18.7      $21.0
                                                          =====      =====      =====
  Dividends received...................................   $18.2      $13.9      $ 9.7
                                                          =====      =====      =====

    EXTERNAL LONG-TERM DEBT The following table summarizes the external long-term debt of the Company at December 31, 2001 and 2000:

                                                             2001       2000
                                                           --------   --------
Secured Credit Agreement:
  Revolving Credit Facility..............................  $1,560.4
  Term Loan..............................................   1,045.0
Second Amended and Restated Credit Agreement:
  Revolving Credit Facility:
    Offshore Loans:
      Australian Dollars
        1.39 billion.....................................             $  775.3
      British Pounds
        125.0 million....................................                186.8
      Italian Lira
        18.0 billion.....................................                  8.7
Other....................................................     199.1      220.8
                                                           --------   --------
                                                            2,804.5    1,191.6
                                                           --------   --------
Less amounts due within one year.........................      26.0       26.1
                                                           --------   --------
External long-term debt..................................  $2,778.5   $1,165.5
                                                           ========   ========

    In April 2001, OI Group and certain of its domestic and foreign subsidiaries, including subsidiaries of the Company (the "Borrowers") entered into the Secured Credit Agreement (the "Agreement") with a group of banks, which expires on March 31, 2004. The Agreement provides for a $3.0 billion revolving credit facility (the "Revolving Credit Facility") and a $1.5 billion term loan (the "Term Loan"). The Agreement includes an Overdraft Account Facility providing for aggregate borrowings up to $50 million which reduce the amount available for borrowing under the Revolving Credit Facility. The Agreement also provides for the issuance of letters of credit totaling up to $500 million, which also reduce the amount available for borrowings under the Revolving Credit Facility.

    Under the Secured Credit Agreement, the Company's subsidiaries have a total commitment of $2.0 billion provided by the Revolving Credit Facility and a total commitment of $1.045 billion provided by the Term Loan. At December 31, 2001, the Company's subsidiaries had unused credit of $341.2 million available under the Secured Credit Agreement.

    Prior to April 2001, the Company's significant domestic financing was provided by OI Inc. under the April 1998 Second Amended and Restated Credit Agreement through intercompany loans. Borrowings under the Secured Credit Agreement by the Company's subsidiaries and certain other domestic subsidiaries of OI Group were used to repay all amounts outstanding under, and terminate the Second Amended and Restated Credit Agreement.

    The interest rate on borrowings under the Revolving Credit Facility is, at the Borrower's option, the Base Rate or a reserve adjusted Eurodollar rate. The interest rate on borrowings under the Revolving Credit Facility also includes a margin linked to the Company's Consolidated Leverage Ratio, as defined in the Agreement. The margin is limited to ranges of 1.75% to 2.00% for Eurodollar loans and .75% to 1.00% for Base Rate loans. The interest rate on Overdraft Account loans is the Base Rate minus .50%. The weighted average interest rate on borrowings outstanding under the Revolving Credit Facility at December 31, 2001 was 4.12%. While no compensating balances are required by the Agreement, the Borrowers must pay a facility fee on the Revolving Credit Facility commitments of .50%.

    The interest rate on borrowings under the Term Loan is, at the Borrowers' option, the Base Rate or a reserve adjusted Eurodollar rate. The interest rate on borrowings under the Term Loan also includes a margin of 2.50% for Eurodollar loans and 1.50% for Base Rate loans. The weighted average interest rate on borrowings outstanding under the Term Loan at December 31, 2001 was 4.50%.

    The Agreement requires, among other things, the maintenance of certain financial ratios, and restricts the creation of liens and certain types of business activities and investments.

    Borrowings under the Agreement are secured by substantially all the assets of the Company's domestic subsidiaries and certain foreign subsidiaries, which have a book value of approximately $1.9 billion. Borrowings are also secured by a pledge of intercompany debt and equity in most of the Company's domestic subsidiaries and certain stock of certain foreign subsidiaries.

    During January 2002, a subsidiary of the Company completed a $1.0 billion private placement of senior secured notes. The notes bear interest at 8 7/8% and are due February 15, 2009. The notes are guaranteed by OI Group and substantially all of its domestic subsidiaries. The assets of substantially all of OI Group's domestic subsidiaries are pledged as security for the notes. The Company's subsidiary used substantially all the net cash proceeds from the notes to reduce its outstanding term loan under the Agreement by $980 million. As such, the Company wrote off unamortized deferred financing fees in January 2002 related to the term loan and recorded an extraordinary charge totaling
$10.9 million less applicable income taxes of $4.2 million. The indenture for the notes restricts among other things, the ability of the Company and its restricted subsidiaries to borrow money, pay dividends on, or redeem or repurchase stock, make investments, create liens, enter into certain transactions with affiliates, and sell certain assets or merge with or into other companies.

    Annual maturities for all of the Company's long-term debt through 2006 are as follows: 2002, $26.0 million; 2003, $43.0 million; 2004, $1,657.2 million;
2005, $70.9 million; and 2006, $5.0 million. These maturities reflect the issuance of the senior secured notes in January 2002 as noted above.

    Interest paid in cash aggregated $180.5 million for 2001, $117.7 million for 2000, and $116.6 million for 1999.

    GUARANTEES OF DEBT The Company has guaranteed the borrowings of certain of OI Group's domestic subsidiaries totaling $850 million and has also guaranteed the borrowings of certain foreign subsidiaries under the Agreement.

    During the second quarter of 2001, OI Inc. sought and received consent from the holders of a majority of the principal amount of each of its six series of senior notes and debentures to amend the indenture governing those securities. The amendments implement a previously announced offer by OI Group and the Company to secure OI Inc.'s obligations under the indentures and the securities with a second lien on the intercompany debt and capital stock of their direct subsidiaries, including the Company. OI Group and the Company have also guaranteed OI Inc.'s obligations under the indentures.

    OPERATING LEASES Rent expense attributable to all operating leases was $59.6 million in 2001, $44.1 million in 2000, and $43.2 million in 1999. Minimum future rentals under operating leases are as follows: 2002, $33.2 million; 2003, $26.2 million; 2004, $17.4 million; 2005, $12.2 million; 2006, $10.7 million;
and 2007 and thereafter, $25.5 million.

    FOREIGN CURRENCY TRANSLATION Aggregate foreign currency exchange gains (losses) included in other costs and expenses were $3.9 million in 2001, $(0.4) million in 2000, and $4.4 million in 1999.

    DERIVATIVE INSTRUMENTS The terms of OI Inc.'s former bank credit agreement provided for foreign currency borrowings by certain of the Company's international affiliates. Such borrowings provided a natural hedge against a portion of the Company's investment. Under the April 2001 Secured Credit Agreement, international affiliates are only permitted to borrow in U.S. dollars. The Company's affiliates in Australia and the United Kingdom have entered into currency swaps covering their initial borrowings under the Agreement. These swaps are being used to manage the affiliates' exposure to fluctuating foreign exchange rates by swapping the principal and interest payments due under the Secured Credit Agreement.

    As of December 31, 2001, the Company's affiliate in Australia has swapped $650.0 million of borrowings into $1,275.0 million Australian dollars. This swap matures on March 31, 2003, with interest resets every 90 days. The interest reset terms of the swap approximate the terms of the U.S. dollar borrowings. This derivative instrument swaps both the interest and principal from U.S. dollars to Australian dollars and also swaps the interest rate from a U.S. based rate to an Australian based rate. The Company's affiliate in the United Kingdom has swapped $200.0 million of borrowings into 139.0 million British pounds. This swap also matures on March 31, 2003, with interest resets every 90 days. This derivative instrument swaps both the interest and principal from U.S. dollars to British pounds and also swaps the interest rate from a U.S. based rate to a British rate.

    On October 1, 2001, the Company completed the acquisition of the Canadian glass container assets of Consumers Packaging Inc. for a purchase price of approximately $150 million. The Company financed this purchase through borrowings under the Secured Credit Agreement, which were transferred to Canada through intercompany loans in U.S. dollars. The Company's affiliate in Canada has entered into swap transactions to manage the affiliate's exposure to fluctuating foreign exchange rates by swapping the principal and interest portion of the intercompany loan. At December 31, 2001, the Canadian affiliate has swapped $90.0 million of borrowings into $142.0 million Canadian dollars. This swap matures on October 1, 2003. This derivative instrument swaps both the interest and principal from U.S. dollars to Canadian dollars and also swaps the interest rate from a U.S. based rate to a Canadian based rate. The affiliate has also entered into a forward hedge related to the fourth quarter interest receivable and payable related to the previous swap. The affiliate has also entered in forward hedges which effectively swap $10.0 million of borrowings into $16.0 million Canadian dollars. These hedges swap both the interest and principal from U.S. dollars to Canadian dollars and mature monthly.

    The Company recognizes the above derivatives on the balance sheet at fair value. The Company accounts for the above swaps as fair value hedges. As such, the changes in the value of the swaps are included in other expense and are expected to substantially offset any exchange rate gains or losses on the related U.S. dollar borrowings. For the year ended December 31, 2001, the amount not offset was immaterial.

    The Company also uses commodity futures contracts related to forecasted natural gas requirements. The objective of these futures contracts is to limit the fluctuations in prices paid and the potential volatility in earnings or cash flows from future market price movements. During 2001, the Company entered into commodity futures contracts for approximately 75% of its domestic natural gas usage (approximately 1.2 billion BTUs) through March 2002. The Company has also entered into additional contracts in 2002 with respect to its forecasted natural gas usage through the end of 2002.

    The Company accounts for the above futures contracts on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as and meets the required criteria for a cash flow hedge is recorded in accumulated other comprehensive income ("OCI") and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings.

    The above futures contracts are accounted for as cash flow hedges at December 31, 2001. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting anticipated cash flows of the hedged transactions. For hedged forecasted transactions, hedge accounting will be discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses will be recorded to earnings immediately.

    During 2001, an unrealized net loss of $2.5 million (net of tax) related to these commodity futures contracts was included in OCI. There was no ineffectiveness recognized during the 2001.

    ACCUMULATED OTHER COMPREHENSIVE LOSS Foreign currency translation adjustments and changes in certain derivative balances comprise accumulated other comprehensive loss. Changes in accumulated other comprehensive loss was as follows:

                                                              2001       2000       1999
                                                            --------   --------   --------
Balance at beginning of year..............................  $(479.4)   $(343.5)   $(179.9)
Net effect of exchange rate fluctuations..................    (68.6)    (138.7)    (161.5)
Deferred income taxes.....................................      2.6        2.8       (2.1)
Change in certain derivative balances.....................     (2.5)
                                                            -------    -------    -------
Balance at end of year....................................  $(547.9)   $(479.4)   $(343.5)
                                                            =======    =======    =======

    The net effect of exchange rate fluctuations generally reflects changes in the relative strength of the U.S. dollar against major foreign currencies between the beginning and end of the year.

    INCOME TAXES Deferred income taxes reflect: (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and
(2) carryovers and credits for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows (certain amounts from prior year have been reclassified to conform to current year presentation):

                                                              2001       2000
                                                            --------   --------
Deferred tax assets:
  Tax loss carryovers.....................................  $  19.4    $  15.3
  Other...................................................    139.8      130.3
                                                            -------    -------
    Total deferred tax assets.............................    159.2      145.6
Deferred tax liabilities:
  Property, plant and equipment...........................    161.8      142.9
  Inventory...............................................     35.8       39.2
  Other...................................................    117.6       75.7
                                                            -------    -------
    Total deferred tax liabilities........................    315.2      257.8
                                                            -------    -------
    Net deferred tax liabilities..........................  $(156.0)   $(112.2)
                                                            =======    =======

    Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2001 and 2000 as follows:

                                                              2001       2000
                                                            --------   --------
Prepaid expenses..........................................  $   5.9    $  36.9
Deferred tax liabilities..................................   (161.9)    (149.1)
                                                            -------    -------
Net deferred tax liabilities..............................  $(156.0)   $(112.2)
                                                            =======    =======

    The provision (benefit) for income taxes consists of the following:

                                                         2001       2000       1999
                                                       --------   --------   --------
Current:
  State..............................................   $(0.3)     $  0.3     $  1.7
  Foreign............................................    15.1        87.9       61.8
                                                        -----      ------     ------
                                                         14.8        88.2       63.5
                                                        -----      ------     ------
Deferred:
  U.S. Federal.......................................    30.1       (17.4)      56.3
  State..............................................     3.6        (5.6)       6.7
  Foreign............................................    38.8       (45.4)     (16.9)
                                                        -----      ------     ------
                                                         72.5       (68.4)      46.1
                                                        -----      ------     ------
Total:
  U.S. Federal.......................................    30.1       (17.4)      56.3
  State..............................................     3.3        (5.3)       8.4
  Foreign............................................    53.9        42.5       44.9
                                                        -----      ------     ------
                                                        $87.3      $ 19.8     $109.6
                                                        =====      ======     ======

    The provision for income taxes was calculated based on the following components of earnings (loss) before income taxes:

                                                        2001       2000       1999
                                                      --------   --------   --------
Domestic............................................   $ 58.3     $(74.8)    $153.8
Foreign.............................................    118.0      146.0      148.3
                                                       ------     ------     ------
                                                       $176.3     $ 71.2     $302.1
                                                       ======     ======     ======

    Income taxes paid in cash were as follows:

                                                        2001       2000       1999
                                                      --------   --------   --------
Domestic............................................   $  0.2     $  0.5     $  0.3
Foreign.............................................     45.7       44.3       47.1
                                                       ------     ------     ------
                                                       $ 45.9     $ 44.8     $ 47.4
                                                       ======     ======     ======

    A reconciliation of the provision for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows:

                                                                2001       2000       1999
                                                              --------   --------   --------
Pretax earnings at statutory U.S. Federal tax rate..........   $61.7      $24.9      $105.8
Increase (decrease) in provision for income taxes due to:
  Amortization of goodwill..................................    15.1       15.6        16.6
  State taxes, net of federal benefit.......................     2.1       (3.4)        5.5
  Foreign earnings at different rates.......................    (3.4)      (9.3)      (17.0)
  Adjustment for non-U.S. tax law changes...................     6.0       (9.3)
  Other items...............................................     5.8        1.3        (1.3)
                                                               -----      -----      ------
Provision for income taxes..................................   $87.3      $19.8      $109.6
                                                               =====      =====      ======
Effective tax rate..........................................    49.5%      27.9%       36.3%
                                                               =====      =====      ======

    The Company is included with OI Inc.'s consolidated tax returns. OI Inc. has net operating losses, alternative minimum tax credits, and research and development credits available to offset future U.S. Federal income tax.

    At December 31, 2001, the Company's equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $529.9 million. It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed.

    RELATED PARTY TRANSACTIONS Charges for administrative services are allocated to the Company by OI Inc. based on an annual utilization level. Such services include compensation and benefits administration, payroll processing, use of certain general accounting systems, auditing, income tax planning and compliance, and treasury services. Management believes that such transactions are on terms no less favorable to the Company than those that could be obtained from unaffiliated third parties. The following information summarizes the Company's significant related party transactions:

                                                       YEARS ENDED DECEMBER 31,
                                                    ------------------------------
                                                      2001       2000       1999
                                                    --------   --------   --------
Revenues:
  Sales to affiliated companies...................   $ 1.0      $ 3.1      $ 4.3
                                                     =====      =====      =====
Expenses:
  Administrative services.........................    18.5       21.5       19.2
  Corporate management fee........................    16.3       17.9       18.1
                                                     -----      -----      -----
Total expenses....................................   $34.8      $39.4      $37.3
                                                     =====      =====      =====

    The above expenses are recorded in the statement of operations as follows:

                                                      2000       2001       1999
                                                    --------   --------   --------
Cost of sales.....................................   $16.4      $19.2      $17.0
Selling, general, and adminstrative expenses......    18.4       20.2       20.3
                                                     -----      -----      -----
Total expenses....................................   $34.8      $39.4      $37.3
                                                     =====      =====      =====

    Intercompany interest is charged to the Company from OI Inc. based on intercompany debt balances. Intercompany interest expense is calculated using a weighted average interest rate of external borrowings by OI Inc.

    PARTICIPATION IN OI INC. STOCK OPTION PLANS The Company participates in the stock option plans of OI Inc. under which employees of the Company may be granted options to purchase common shares of OI Inc. No options may be exercised in whole or in part during the first year after the date granted. In general, subject to certain accelerated exercisability provisions, 50% of the options become exercisable on the fifth anniversary of the date of the option grant, with the remaining 50% becoming exercisable on the sixth anniversary date of the option grant. In general, options expire following termination of employment or the day after the tenth anniversary date of the option grant.

    All options have been granted at prices equal to the market price of the OI Inc.'s common stock on the date granted. Accordingly, the Company recognizes no compensation expense related to the stock option plans. OI Inc. has adopted the disclosure-only provisions of Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation."

    A substantial number of the options have been granted to key employees of another subsidiary of OI Inc., some of whose compensation costs are included in an allocation of costs to all operating subsidiaries of OI Inc., including the Company. It is not practical to determine an amount of additional compensation allocable to the Company if OI Inc. had elected to recognize compensation cost based on the fair value of the options granted at grant date as allowed by SFAS No. 123.

    PENSION BENEFIT PLANS The Company participates in OI Inc.'s pension plans for substantially all employees located in the United States. Benefits generally are based on compensation for salaried employees and on length of service for hourly employees. OI Inc.'s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements. Independent actuaries determine pension costs for each subsidiary of OI Inc. included in the plans; however, accumulated benefit obligation information and plan assets pertaining to each subsidiary have not been separately determined. As such, the accumulated benefit obligation and the plan assets related to the pension plans for domestic employees have been retained by another subsidiary of OI Inc. Net credits to results of operations for the Company's allocated portion of the domestic pension costs amounted to $77.1 million in 2001, $82.9 million in 2000, and $67.2 million in 1999.

    On October 1, 2001, the Company completed the acquisition of the Canadian glass container assets of Consumers Packaging Inc. As part of the transaction, the Company assumed certain of the pension liabilities of Consumers Packaging. The information below includes the activity of these pension plans from October 1, 2001 through December 31, 2001.

    The Company's subsidiaries in the United Kingdom, Australia and Canada also have pension plans covering substantially all employees. The following tables relate to the Company's principal United Kingdom, Australian and Canadian pension plans (the International Pension Plans).

    The changes in the International Pension Plans benefit obligations for the year were as follows:

                                                                2001       2000
                                                              --------   --------
Obligations at beginning of year............................   $392.7     $400.5
Change in benefit obligations:
  Service cost..............................................      9.3        9.1
  Interest cost.............................................     22.9       22.3
  Actuarial (gain) loss.....................................    (13.1)       6.9
  Acquisitions..............................................    170.0
  Benefit payments..........................................    (25.5)     (24.6)
  Other.....................................................    (11.9)     (21.5)
                                                               ------     ------
    Net increase (decrease) in benefit obligations..........    151.7       (7.8)
                                                               ------     ------
Obligations at end of year..................................   $544.4     $392.7
                                                               ======     ======

    The changes in the fair value of the International Pension Plans' assets for the year were as follows:

                                                                2001       2000
                                                              --------   --------
Fair value at beginning of year.............................   $416.1     $459.5
Change in fair value:
  Actual return (loss) on plan assets.......................    (26.6)       9.2
  Benefit payments..........................................    (25.5)     (24.6)
  Acquisitions..............................................    119.9
  Other.....................................................     (3.3)     (28.0)
                                                               ------     ------
    Net increase (decrease) in fair value of assets.........     64.5      (43.4)
                                                               ------     ------
Fair value at end of year...................................   $480.6     $416.1
                                                               ======     ======

    The funded status of the International Pension Plans at year end was as follows:

                                                              2001       2000
                                                            --------   --------
Plan assets at fair value.................................  $ 480.6    $ 416.1
Projected benefit obligations.............................    544.4      392.7
                                                            -------    -------
  Funded status of the plans..............................    (63.8)      23.4

Net unrecognized items:
  Actuarial loss..........................................     46.7        1.7
  Prior service cost......................................     12.4       16.1
                                                            -------    -------
                                                               59.1       17.8
                                                            -------    -------
Net prepaid (accrued) pension.............................  $  (4.7)   $  41.2
                                                            =======    =======

    The net prepaid (accrued) pension is included in the Consolidated Balance Sheets at December 31, 2001 and 2000 as follows:

                                                                2001       2000
                                                              --------   --------
Prepaid pension.............................................   $ 49.8     $41.2
Other liabilities...........................................    (54.5)
                                                               ------     -----
                                                               $ (4.7)    $41.2
                                                               ======     =====

    The components of the International Pension Plans' net pension expense (credit) for the year were as follows:

                                                         2001       2000       1999
                                                       --------   --------   --------
Service cost.........................................   $  9.3     $  9.1     $  8.7
Interest cost........................................     22.9       22.3       20.3
Expected asset return................................    (36.8)     (35.9)     (26.2)

Amortization:
  Prior service cost.................................      1.2        0.8        1.0
  Gain...............................................                (0.1)
                                                        ------     ------     ------
    Net amortization.................................      1.2        0.7        1.0
                                                        ------     ------     ------
Net expense (credit).................................   $ (3.4)    $ (3.8)    $  3.8
                                                        ======     ======     ======

    The following selected information is for plans with benefit obligations in excess of the fair value of plan assets:

                                                                2001
                                                              --------
Benefit obligations at the end of the year..................   $484.7
Fair value of plan assets at the end of the year............    411.8
                                                               ======

    The following information is for plans with accumulated benefit obligations in excess of the fair value of plan assets:

                                                                2001
                                                              --------
Accumulated benefit obligations at the end of the year......   $145.8
Fair value of plan assets at the end of the year............    131.5
                                                               ======

    For the International Pension Plans, the actuarial present value of benefit obligations is based on a weighted discount rate of approximately 6.00% for 2001 and 5.25% for 2000. Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases on a weighted scale of approximately 4.00% for 2001 and 2000. The expected weighted long-term rate of return on assets was approximately 8.50% for 2001, 7.75% for 2000, and 6.75% for 1999. Amortization included in net pension credits is based on the average remaining service of employees. Plan assets include marketable equity securities, government and corporate debt securities, real estate and commingled funds.

    OI Inc. also sponsors several defined contribution plans for all salaried and hourly U.S. employees of the Company. Participation is voluntary and participants' contributions are based on their compensation. OI Inc. matches substantially all plan participants' contributions up to various limits.
OI Inc. charges the Company for its share of the match. The Company's share of the contributions to these plans amounted to $4.8 million in 2001, $5.6 million in 2000, and $5.8 million in 1999.

    POSTRETIREMENT BENEFITS OTHER THAN PENSIONS OI Inc. provides certain retiree health care and life insurance benefits covering substantially all U.S. salaried and certain hourly employees. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service. Independent actuaries determine postretirement benefit costs for each subsidiary of OI Inc.; however, accumulated postretirement benefit obligation information pertaining to each subsidiary has not been separately determined. As such, the accumulated postretirement benefit obligation has been retained by another subsidiary of OI Inc.

    The Company's net periodic postretirement benefit cost, as allocated by OI Inc., for domestic employees was $4.8 million, $4.2 million, and $4.8 million at December 31, 2001, 2000, and 1999, respectively.

    On October 1, 2001, the Company completed the acquisition of the Canadian glass container assets of Consumers Packaging Inc. The information below is the activity of the Canadian related retiree health care plan from October 1, 2001 through December 31, 2001.

    The changes in the Canadian postretirement benefit obligations were as follows:

                                                                2001
                                                              --------
Obligations at beginning of year............................   $  --

Change in benefit obligations:
  Service cost..............................................     0.1
  Interest cost.............................................     0.5
  Actuarial loss............................................     0.1
  Acquisition...............................................    31.2
  Benefit payments..........................................    (0.2)
                                                               -----
    Net change in benefit obligations.......................    31.7
                                                               -----
Obligations at end of year..................................   $31.7
                                                               =====

    The funded status of the Canadian postretirement benefit plans at year end was as follows:

                                                                2001
                                                              --------
Accumulated postretirement benefit obligations..............   $31.7
Net unrecognized items:
  Prior service credits.....................................      --
  Actuarial loss............................................    (0.1)
                                                               -----
                                                                (0.1)
                                                               -----
Nonpension postretirement benefit obligations...............   $31.6
                                                               =====

    The Company's nonpension postretirement benefit obligations are included with other long term liabilities on the balance sheet.

    The components of the Canadian net postretirement benefit cost were as follows:

                                                                2001
                                                              --------
Service cost................................................    $0.1
Interest cost...............................................     0.5
                                                                ----
Net postretirement benefit cost.............................    $0.6
                                                                ====

    Assumed health care cost inflation was based on a rate of 9.00% in 2001, declining to an ultimate rate of 5.50%. A one percentage point decrease in the rate would have decreased the accumulated postretirement benefit obligation at December 31, 2001 by $4.1 million and decreased the net postretirement benefit cost for 2001 by $0.1 million. A one percentage point increase in the rate would have increased the accumulated postretirement benefit obligation at December 31, 2001 by $5.1 million and increased the net postretirement benefit cost for 2001 by $0.1 million. The assumed weighted average discount rate used in determining the accumulated postretirement benefit obligation was 6.50% at December 31, 2001.

    Benefits provided by OI Inc. for certain of the hourly retirees of the Company are determined by collective bargaining. Most other domestic hourly retirees receive health and life insurance benefits from a multi-employer trust established by collective bargaining. Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $6.3 million in 2001, $7.5 million in 2000, and $8.0 million in 1999. Postretirement health and life benefits for retirees of foreign affiliates are generally provided through the national health care programs of the countries in which the affiliates are located.

    OTHER REVENUE Other revenue for the year ended December 31, 2001 includes $10.3 million from the sale of a minerals business in Australia. Other revenue for the year ended December 31, 1999 includes gains totaling $40.8 million related to the sales of a U.S. glass container plant and a mold manufacturing business in Colombia.

    OTHER COSTS AND EXPENSES Other costs and expenses for the year ended December 31, 2001 include pretax charges of $96.2 million related to the following: (1) charges of $65.2 million principally related to a restructuring program and impairment at certain of the Company's international and domestic operations. The charge includes the impairment of assets at the Company's affiliate in Puerto Rico and the consolidation of manufacturing capacity and the closing of a facility in Venezuela. The program also includes consolidation of capacity at certain other international and domestic facilities in response to decisions about pricing and market strategy; and (2) a charge of $31.0 million related to the loss on the sale of the Company's facilities in India; The Company expects its actions related to the restructuring and impairment charges to be completed during the next several quarters.

    Other costs and expenses for the year ended December 31, 2000 include charges of $186.0 million principally related to a restructuring and capacity realignment program. The program, initiated in the third quarter of 2000, includes the consolidation of manufacturing capacity and a reduction of 175 employees in the U.S. salaried work force, or about 15%, principally as a result of early retirement incentives. Also included in the program are a write-down of plant and equipment for the Company's glass container affiliate in India and certain other asset write-offs. Charges for manufacturing capacity consolidations of $120.4 million principally involve U.S. glass container facilities and reflect technology-driven improvements in productivity, conversions from some juice and similar products to plastic containers, Company and customer decisions regarding pricing and volume, and the further concentration of production in the most strategically-located facilities. The Company expects that it will continue to make cash payments over the next several quarters for benefits and on-going closing costs related to the closing of these facilities.

    As a result of reducing the U.S. salaried workforce in 2000, the Company recognized a settlement gain of approximately $24 million related to its defined benefit pension plan. This gain has been included in the net charge of $22.0 million for early retirement incentives and special termination benefits.

    The 2000 pretax charge of $40.0 million was related to the write-down of property, plant, and equipment in India. Based on the Company's expectation of future net cash flows of its affiliate in India, the related property, plant, and equipment was written down to realizable values in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

    Selected information relating to the restructuring accruals follows:

                                                                       EARLY
                                                                    RETIREMENT    WRITE-DOWN
                                                                    INCENTIVES    OF IMPAIRED
                                                                    AND SPECIAL    PROPERTY,
                                                      CAPACITY      TERMINATION    PLANT AND
                                                   REALIGNMENT(A)    BENEFITS      EQUIPMENT     OTHER      TOTAL
                                                   --------------   -----------   -----------   --------   --------
2000 restructuring charges.......................      $120.4         $ 22.0        $ 40.0       $ 3.6      $186.0
Write-down of assets to net realizable value.....       (48.4)                       (40.0)       (3.6)      (92.0)
Reduction of OI Inc. prepaid pension asset.......       (13.0)         (18.2)                                (31.2)
Increase in OI Inc. nonpension postretirement
  benefit liability..............................        (0.6)          (3.2)                                 (3.8)
Net cash paid....................................        (1.2)          (0.2)                                 (1.4)
                                                       ------         ------        ------       -----      ------
Remaining liabilities at December 31, 2000.......        57.2            0.4            --          --        57.6
2001 restructuring charges.......................        23.5                         41.7                    65.2
Write-down of assets to net realizable value.....       (33.7)                       (41.7)                  (75.4)
Net cash paid....................................       (24.2)          (0.4)                                (24.6)
                                                       ------         ------        ------       -----      ------
Remaining liabilities at December 31, 2001.......      $ 22.8         $   --        $   --       $  --      $ 22.8
                                                       ======         ======        ======       =====      ======

------------------------

(a) Capacity realignment includes charges for plant closing costs, severance benefits, and write-downs of assets for disposal or abandonment as a result of restructuring of manufacturing capacity. Write-downs of assets represent the majority of the charges for 2001.

    Other costs and expenses for the year ended December 31, 1999 include charges totaling $20.8 million related principally to restructuring costs and write-offs of certain assets in Europe and South America.

    GEOGRAPHIC INFORMATION The Company operates in the rigid packaging industry. The Company has one primary reportable product segment within the rigid packaging industry: Glass Containers. The Glass Containers segment includes operations in North America, Europe, the Asia Pacific region, and South America.

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

    Financial information regarding the Company's geographic segments is as follows:

                                                                                                       TOTAL
                                                         NORTH                   ASIA      SOUTH     GEOGRAPHIC
                                                       AMERICA(A)    EUROPE    PACIFIC    AMERICA     SEGMENTS
                                                       ----------   --------   --------   --------   ----------
Net sales:...........................................
  2001...............................................   $1,662.2     $909.7     $660.6     $516.9     $3,749.4
  2000...............................................    1,744.9      894.0      760.7      494.5      3,894.1
  1999...............................................    1,777.5      965.6      815.0      412.6      3,970.7
                                                        ========     ======     ======     ======     ========
EBIT, excluding unusual items:
  2001...............................................   $  306.2     $ 93.2     $102.2     $ 91.6     $  593.2
  2000...............................................      317.4       81.9      123.9       77.2        600.4
  1999...............................................      336.0       97.9      135.0       29.9        598.8
                                                        ========     ======     ======     ======     ========
Unusual items:
  2001:
    Gain on the sale of a minerals business in
      Australia......................................                           $ 10.3                $   10.3
    Restructuring and impairment charges.............   $  (35.1)    $ (6.1)      (0.8)    $(23.2)       (65.2)
    Special employee benefit programs................       (4.4)      (0.7)      (2.3)      (0.2)        (7.6)
    Loss on the sale of the Company's facilities in
      India..........................................                            (31.0)                  (31.0)

  2000:
    Charges related to consolidation of manufacturing
      capacity.......................................     (124.0)                             3.6       (120.4)
    Charges related to early retirement incentives
      and special termination benefits...............      (22.0)                                        (22.0)
    Charges related to impairment of property, plant,
      and equipment in India.........................                            (40.0)                  (40.0)
    Other............................................                                        (3.6)        (3.6)

  1999:
    Gains related to the sales of two manufacturing
      facilities.....................................       30.8                             10.0         40.8
    Charges related principally to restructuring
      costs and write-offs of certain assets in
      Europe and South America.......................                 (10.8)                (10.0)       (20.8)

------------------------

(a) One customer accounted for 11.5%, 10.9%, and 10.3% of the Company's sales in 2001, 2000, and 1999 respectively.

    The Company's net fixed assets by location are as follows:

                                                    UNITED
                                                    STATES    FOREIGN     TOTAL
                                                   --------   --------   --------
2001.............................................   $605.0    $1,498.3   $2,103.3
2000.............................................    612.6     1,510.3    2,122.9
1999.............................................    676.7     1,631.1    2,307.8
                                                    ======    ========   ========

    Reconciliations to consolidated totals are as follows:

                                                                2001       2000       1999
                                                              --------   --------   --------
Revenues:
  Net sales.................................................  $3,749.4   $3,894.1   $3,970.7
  Royalties and net technical assistance....................      17.2       17.9       21.3
  Equity earnings...........................................      18.9       18.7       21.0
  Interest..................................................      22.3       27.5       22.4
  Other.....................................................      33.8       46.2       65.3
                                                              --------   --------   --------
  Total.....................................................  $3,841.6   $4,004.4   $4,100.7
                                                              ========   ========   ========
Reconciliation of EBIT to earnings before income taxes and
  minority share owners' interests in earnings of
  subsidiaries:
  EBIT, excluding unusual items.............................  $  593.2   $  600.4   $  598.8
  Unusual items.............................................     (93.5)    (186.0)      20.0
  Net interest expense......................................    (323.4)    (343.2)    (316.7)
                                                              --------   --------   --------
  Total.....................................................  $  176.3   $   71.2   $  302.1
                                                              ========   ========   ========

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Share Owner
Owens-Brockway Glass Container Inc.

    We have audited the accompanying consolidated balance sheets of Owens-Brockway Glass Container Inc. as of December 31, 2001 and 2000, and the related consolidated statements of results of operations, net Parent investment, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens-Brockway Glass Container Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          Ernst & Young LLP

Toledo, Ohio
January 24, 2002

                      OWENS-BROCKWAY GLASS CONTAINER INC.

                       CONSOLIDATED RESULTS OF OPERATIONS

                             (MILLIONS OF DOLLARS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Revenues:
  Net sales.................................................  $3,749.4   $3,891.6   $3,965.2
  Other revenue.............................................      92.2      105.5      130.0
                                                              --------   --------   --------
                                                               3,841.6    3,997.1    4,095.2
Costs and expenses:
  Manufacturing, shipping, and delivery.....................   2,946.4    3,090.1    3,165.2
  Research and development..................................      10.5       15.0       13.0
  Engineering...............................................      30.0       31.2       35.2
  Selling and administrative................................     173.7      170.1      178.5
  Net intercompany interest.................................     156.3      245.1      208.2
  Other interest expense....................................     189.4      126.6      131.2
  Other.....................................................     159.0      254.4       64.3
                                                              --------   --------   --------
                                                               3,665.3    3,932.5    3,795.6
                                                              --------   --------   --------
Earnings before items below.................................     176.3       64.6      299.6
Provision for income taxes..................................      87.3       24.0      108.7
Minority share owners' interests in earnings of
  subsidiaries..............................................      19.6       20.6       11.2
                                                              --------   --------   --------
Net earnings................................................  $   69.4   $   20.0   $  179.7
                                                              ========   ========   ========

  See accompanying Statement of Significant Accounting Policies and Financial
                                    Review.

                      OWENS-BROCKWAY GLASS CONTAINER INC.

                          CONSOLIDATED BALANCE SHEETS

                             (MILLIONS OF DOLLARS)

                                     ASSETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
CURRENT ASSETS:
  Cash, including time deposits of $28.2 ($45.3 in 2000)....  $  124.7   $  169.6
  Short-term investments....................................                  3.7
  Receivables including amount from related parties of $1.6
    ($1.1 in 2000), less allowances of $32.2 ($40.6 in 2000)
    for losses and discounts................................     575.3      568.0
  Inventories...............................................     611.0      611.4
  Prepaid expenses..........................................      23.9       57.0
                                                              --------   --------
    Total current assets....................................   1,334.9    1,409.7

OTHER ASSETS:
  Equity investments........................................     153.9      164.4
  Repair parts inventories..................................     173.5      201.6
  Prepaid pension...........................................      49.8       41.2
  Deposits, receivables, and other assets...................     421.4      337.4
  Excess of purchase cost over net assets acquired, net of
    accumulated amortization of $531.0 ($417.2 in 2000).....   1,556.2    1,602.3
                                                              --------   --------
    Total other assets......................................   2,354.8    2,346.9

PROPERTY, PLANT, AND EQUIPMENT:
  Land, at cost.............................................     135.1      130.9
  Buildings and equipment, at cost:
    Buildings and building equipment........................     526.7      540.7
    Factory machinery and equipment.........................   2,828.9    2,809.3
    Transportation, office, and miscellaneous equipment.....      79.3       77.5
    Construction in progress................................     196.8      111.3
                                                              --------   --------
                                                               3,766.8    3,669.7
  Less accumulated depreciation.............................   1,663.5    1,546.8
                                                              --------   --------
    Net property, plant, and equipment......................   2,103.3    2,122.9
                                                              --------   --------
Total assets................................................  $5,793.0   $5,879.5
                                                              ========   ========

  See accompanying Statement of Significant Accounting Policies and Financial
                                    Review.

                      OWENS-BROCKWAY GLASS CONTAINER INC.

                             (MILLIONS OF DOLLARS)

                     LIABILITIES AND NET PARENT INVESTMENT

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
CURRENT LIABILITIES:

  Short-term loans..........................................  $   40.4   $   80.9

  Accounts payable including amount to related parties of
    $30.1 ($9.9 in 2000)....................................     337.0      313.9

  Salaries and wages........................................      89.4       67.0

  U.S. and foreign income taxes.............................       0.2        6.3

  Other accrued liabilities.................................     196.0      266.3

  Long-term debt due within one year........................      26.0       26.1
                                                              --------   --------

    Total current liabilities...............................     689.0      760.5

EXTERNAL LONG-TERM DEBT.....................................   2,778.5    1,165.5

DEFERRED TAXES..............................................     161.9      149.1

OTHER LIABILITIES...........................................     275.7      218.4

MINORITY SHARE OWNERS' INTERESTS............................     159.7      165.1

NET PARENT INVESTMENT:

  Investment by and advances from parent....................   2,276.1    3,900.3

  Accumulated other comprehensive loss......................    (547.9)    (479.4)
                                                              --------   --------

    Total net Parent investment.............................   1,728.2    3,420.9
                                                              --------   --------

Total liabilities and net Parent investment.................  $5,793.0   $5,879.5
                                                              ========   ========

    See accompanying Statement of Significant Accounting Policies and Financial Review.

                      OWENS-BROCKWAY GLASS CONTAINER INC.

                       CONSOLIDATED NET PARENT INVESTMENT

                             (MILLIONS OF DOLLARS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2001        2000       1999
                                                              ---------   --------   --------
INVESTMENT BY AND ADVANCES TO PARENT

  Balance at beginning of year..............................  $ 3,900.3   $3,730.4   $3,701.8

  Net intercompany transactions.............................   (1,693.6)     174.9     (151.1)

  Net earnings..............................................       69.4       20.0      179.7

  Net loss for the month ended December 31, 2000 for the
    change in the fiscal year end of certain international
    affiliates..............................................                 (25.0)
                                                              ---------   --------   --------

    Balance at end of year..................................    2,276.1    3,900.3    3,730.4
                                                              =========   ========   ========

ACCUMULATED OTHER COMPREHENSIVE LOSS

  Balance at beginning of year..............................     (479.4)    (343.5)    (179.9)

  Foreign currency translation adjustments..................      (66.0)    (135.9)    (163.6)

  Change in certain derivative instruments..................       (2.5)
                                                              ---------   --------   --------

    Balance at end of year..................................     (547.9)    (479.4)    (343.5)
                                                              =========   ========   ========

Total net Parent investment.................................  $ 1,728.2   $3,420.9   $3,386.9
                                                              =========   ========   ========

TOTAL COMPREHENSIVE INCOME (LOSS)

  Net earnings..............................................  $    69.4   $   20.0   $  179.7

  Foreign currency translation adjustments..................      (66.0)    (135.9)    (163.6)

  Change in certain derivative instruments..................       (2.5)
                                                              ---------   --------   --------

    Total...................................................  $     0.9   $ (115.9)  $   16.1
                                                              =========   ========   ========

  See accompanying Statement of Significant Accounting Policies and Financial
                                    Review.

                      OWENS-BROCKWAY GLASS CONTAINER INC.

                            CONSOLIDATED CASH FLOWS

                              MILLIONS OF DOLLARS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
OPERATING ACTIVITIES:
  Net earnings..............................................  $   69.4    $ 20.0     $179.7
  Non-cash charges (credits):
    Depreciation............................................     286.4     298.3      299.0
    Amortization of deferred costs..........................      72.3      62.2       66.1
    Deferred tax provision (credit).........................      72.5     (64.2)      45.2
    Restructuring costs and writeoffs of certain assets.....      65.2     186.0       20.8
    (Gains) losses on asset sales...........................      20.7                (40.8)
    Other...................................................     (64.0)    (80.0)     (95.7)
  Change in non-current operating assets....................      18.9     (16.8)      (7.8)
  Change in non-current liabilities.........................     (22.1)     (0.1)       1.4
  Change in components of working capital...................     (28.7)    (80.0)     (69.9)
                                                              --------    ------     ------
    Cash provided by operating activities...................     490.6     325.4      398.0
INVESTING ACTIVITIES:
  Additions to property, plant and equipment................    (364.8)   (301.6)    (441.9)
  Acquisitions, net of cash acquired........................    (169.0)    (77.2)     (34.2)
  Net cash proceeds from divestitures and other.............      80.0      31.7      327.6
                                                              --------    ------     ------
    Cash utilized in investing activities...................    (453.8)   (347.1)    (148.5)
FINANCING ACTIVITIES:
  Additions to long-term debt...............................   2,593.0     172.3      222.6
  Repayments of long-term debt..............................    (918.5)   (357.0)    (475.8)
  Decrease in short-term loans..............................     (35.7)    (40.4)     (14.9)
  Net change in intercompany debt...........................  (1,643.0)    200.7        8.1
  Collateral deposits for certain derivative instruments....     (26.1)
  Payment of finance fees...................................     (45.3)
                                                              --------    ------     ------
    Cash utilized in financing activities...................     (75.6)    (24.4)    (260.0)
  Effect of exchange rate fluctuations on cash..............      (6.1)     16.1      (17.9)
  Effect of change in fiscal year end for certain
    international affiliates................................                31.9
                                                              --------    ------     ------
Increase (decrease) in cash.................................     (44.9)      1.9      (28.4)
Cash at beginning of year...................................     169.6     167.7      196.1
                                                              --------    ------     ------
Cash at end of year.........................................  $  124.7    $169.6     $167.7
                                                              ========    ======     ======

  See accompanying Statement of Significant Accounting Policies and Financial
                                    Review.

STATEMENT OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF CONSOLIDATED STATEMENTS The consolidated financial statements of Owens-Brockway Glass Container, Inc. ("Company") include the accounts of its subsidiaries. Newly acquired subsidiaries have been included in the consolidated financial statements from dates of acquisition. Prior to December 2000, substantially all of the Company's consolidated foreign subsidiaries reported their results of operations on a one-month lag, which allowed additional time to compile the results. Beginning in December 2000, the one-month lag was eliminated. As a result, the December 2000 results of operations for these subsidiaries, which amounted to a net loss of $25.0 million, was recorded directly to retained earnings in December 2000.

    The Company uses the equity method of accounting for investments in which it has a significant ownership interest, generally 20% to 50%. Other investments are accounted for at cost.

    RELATIONSHIP WITH OWENS-BROCKWAY PACKAGING, INC., OWENS-ILLINOIS
GROUP, INC. AND OWENS-ILLINOIS, INC. The Company is a wholly-owned subsidiary of Owens-Brockway Packaging, Inc. ("OB Packaging), and an indirect subsidiary of Owens-Illinois Group, Inc. ("OI Group") and Owens-Illinois, Inc. ("OI Inc."). Although OI Inc. does not conduct any operations, it has substantial obligations related to outstanding indebtedness, dividends for preferred stock and asbestos-related payments. OI Inc. relies primarily on distributions from its direct and indirect subsidiaries to meet these obligations.

    For federal and certain state income tax purposes, the taxable income of the Company is included in the consolidated tax returns of OI Inc. and income taxes are allocated to the Company on a basis consistent with separate returns.

    NATURE OF OPERATIONS The Company is a leading manufacturer of glass container products. The Company's principal product lines in the Glass Containers product segment are glass containers for the food and beverage industries. The Company has glass container operations located in 19 countries. The principal markets and operations for the Company's glass products are in North America, Europe, South America, and Australia. One customer accounted for 11.5%, 10.9%, and 10.3% of the Company's sales in 2001, 2000, and 1999, respectively.

    USE OF ESTIMATES The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management of the Company to make estimates and assumptions that affect certain amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates, at which time the Company would revise its estimates accordingly.

    CASH The Company defines "cash" as cash and time deposits with maturities of three months or less when purchased.

    FAIR VALUES OF FINANCIAL INSTRUMENTS The carrying amounts reported for cash, short-term investments and short-term loans approximate fair value. In addition, carrying amounts approximate fair value for certain long-term debt obligations subject to frequently redetermined interest rates. Derivative financial instruments are included on the balance sheet at fair value.

    INVENTORY VALUATION The Company values most U.S. inventories at the lower of last-in, first-out (LIFO) cost or market. Other inventories are valued at the lower of standard costs (which approximate average costs) or market.

    EXCESS OF PURCHASE COST OVER NET ASSETS ACQUIRED Through December 31, 2001, the excess of purchase cost over net assets acquired was being amortized over 40 years. The Company evaluated the recoverability of long-lived assets based on undiscounted projected cash flows, excluding interest and taxes, when factors indicate that an impairment may exist. (See "New Accounting Standards).

    PROPERTY, PLANT, AND EQUIPMENT In general, depreciation is computed using the straight-line method. Renewals and improvements are capitalized. Maintenance and repairs are expensed as incurred.

    REVENUE RECOGNITION The Company recognizes sales, net of estimated discounts and allowances, when title to products is transferred to customers. Shipping and handling costs are included with manufacturing, shipping, and delivery costs.

    INCOME TAXES ON UNDISTRIBUTED EARNINGS In general, the Company plans to continue to reinvest the undistributed earnings of foreign subsidiaries and foreign corporate joint ventures accounted for by the equity method. Accordingly, taxes are provided only on that amount of undistributed earnings in excess of planned reinvestments.

    FOREIGN CURRENCY TRANSLATION The assets and liabilities of certain affiliates and associates are translated at current exchange rates and any related translation adjustments are recorded directly in share owners' equity. For the years ended December 31, 2001, 2000, and 1999, the Company's affiliates located in Venezuela operated in a "highly inflationary" economy. As such, certain assets of these affiliates were translated at historical exchange rates and all translation adjustments are reflected in the statements of Consolidated Results of Operations. Effective January 1, 2002, the affiliates in Venezuela will no longer be considered operating in a "highly inflationary" economy. Assets and liabilities will be translated at current exchange rates with any related translation adjustments being recorded directly to net Parent investment.

    NEW ACCOUNTING STANDARDS In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," which is effective for business combinations completed after June 30, 2001. Also in July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS No. 142"), which is effective for goodwill acquired after June 30, 2001. For goodwill acquired prior to July 1, 2001, FAS No. 142 will be effective for fiscal years beginning after December 15, 2001. Under FAS No. 142, Goodwill and intangible assets with indefinite lives will no longer be amortized but will be reviewed annually (or more frequently if impairment indicators arise) for impairment.

    The Company estimates that adopting FAS No. 142 will increase 2002 earnings before the effects of the accounting change by approximately $45 million. The Company has not completed its assessment of the effects that adopting FAS
No. 142 will have on the reported value of goodwill.

    In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS No. 144"). FAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS No. 121"). FAS No. 144 provides additional guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset (group) to be disposed of other than by sale (e.g. abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset (group) as "held for sale", however it retains the fundamental provisions of FAS No. 121 related to the recognition and measurement of the impairment of long-lived assets to be "held and used." FAS No. 144 is effective for fiscal years beginning after December 15, 2001 and transition is prospective for committed disposal activities that are initiated after the effective date of FAS No. 144's initial application. The impact of adopting FAS No. 144 on the Company's reporting and disclosure is not expected to be material to the Company's financial position or results of operations.

    CHANGES IN COMPONENTS OF WORKING CAPITAL RELATED TO OPERATIONS Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

                                                         2001       2000       1999
                                                       --------   --------   --------
Decrease (increase) in current assets:
  Short-term investments.............................   $  3.6     $ 12.0     $(15.2)
  Receivables........................................      2.3      (35.1)      19.9
  Net intercompany receivable........................     17.2      (43.9)      11.0
  Inventories........................................     24.3      (19.5)     (10.1)
  Prepaid expenses...................................      0.8        3.8      (25.3)
Increase (decrease) in current liabilities:
  Accounts payable and accrued liabilities...........    (46.3)     (20.1)     (47.2)
  Salaries and wages.................................      1.4       (2.6)       8.6
  U.S. and foreign income taxes......................    (32.0)      25.4      (11.6)
                                                        ------     ------     ------
                                                        $(28.7)    $(80.0)    $(69.9)
                                                        ------     ------     ------

    INVENTORIES  Major classes of inventory are as follows:

                                                                2001       2000
                                                              --------   --------
Finished goods..............................................   $507.2     $494.9
Work in process.............................................      5.9        7.9
Raw materials...............................................     53.5       58.0
Operating supplies..........................................     44.4       50.6
                                                               ------     ------
                                                               $611.0     $611.4
                                                               ======     ======

    If the inventories which are valued on the LIFO method had been valued at standard costs, which approximate current costs, consolidated inventories would be higher than reported by $14.7 million and $10.8 million, at December 31, 2001 and 2000, respectively.

    Inventories which are valued at the lower of standard costs (which approximate average costs), or market at December 31, 2001 and 2000 were approximately $465.9 million and $420.0 million, respectively.

    EQUITY INVESTMENTS Summarized information pertaining to the Company's equity associates follows:

                                                                2001       2000
                                                              --------   --------
At end of year:
  Equity in undistributed earnings:
    Foreign.................................................   $ 86.2     $ 85.6
    Domestic................................................     21.6       19.0
                                                               ------     ------
      Total.................................................   $107.8     $104.6
                                                               ======     ======
  Equity in cumulative translation adjustment...............   $(54.2)    $(46.7)
                                                               ======     ======

                                                         2001         2000       1999
                                                         ----       --------   --------
For the year:
  Equity in earnings:
    Foreign............................................   $ 7.3      $ 4.7      $ 8.2
    Domestic...........................................    11.6       14.0       12.8
                                                          -----      -----      -----
      Total............................................   $18.9      $18.7      $21.0
                                                          =====      =====      =====
  Dividends received...................................   $18.2      $13.9      $ 9.7
                                                          =====      =====      =====

    EXTERNAL LONG-TERM DEBT The following table summarizes the external long-term debt of the Company at December 31, 2001 and 2000:

                                                             2001       2000
                                                           --------   --------
Secured Credit Agreement:
  Revolving Credit Facility..............................  $1,560.4
  Term Loan..............................................   1,045.0
Second Amended and Restated Credit Agreement:
  Revolving Credit Facility:
    Offshore Loans:
      Australian Dollars 1.39 billion....................             $  775.3
      British Pounds 125.0 million.......................                186.8
      Italian Lira 18.0 billion..........................                  8.7
Other....................................................     199.1      220.8
                                                           --------   --------
                                                            2,804.5    1,191.6
  Less amounts due within one year.......................      26.0       26.1
                                                           --------   --------
    External long-term debt..............................  $2,778.5   $1,165.5
                                                           ========   ========

    In April 2001, OI Group and certain of its subsidiaries, including the Company and certain of its foreign subsidiaries (the "Borrowers") entered into the Secured Credit Agreement (the "Agreement") with a group of banks, which expires on March 31, 2004. The Agreement provides for a $3.0 billion revolving credit facility (the "Revolving Credit Facility") and a $1.5 billion term loan (the "Term Loan"). The Agreement includes an Overdraft Account Facility providing for aggregate borrowings up to $50 million which reduce the amount available for borrowing under the Revolving Credit Facility. The Agreement also provides for the issuance of letters of credit totaling up to $500 million, which also reduce the amount available for borrowings under the Revolving Credit Facility.

    Under the Secured Credit Agreement, the Company and its subsidiaries have a total commitment of $2.0 billion provided by the Revolving Credit Facility and a total commitment of $1.045 billion provided by the Term Loan. At December 31, 2001, the Company and its subsidiaries had unused credit of $341.2 million available under the Secured Credit Agreement.

    Prior to April 2001, the Company's significant domestic financing was provided by OI Inc. under the April 1998 Second Amended and Restated Credit Agreement through intercompany loans. Borrowings under the Secured Credit Agreement by the Company, its subsidiaries and certain other domestic subsidiaries of OI Group were used to repay all amounts outstanding under, and terminate the Second Amended and Restated Credit Agreement.

    The interest rate on borrowings under the Revolving Credit Facility is, at the Borrower's option, the Base Rate or a reserve adjusted Eurodollar rate. The interest rate on borrowings under the Revolving Credit Facility also includes a margin linked to the Company's Consolidated Leverage Ratio, as defined in the Agreement. The margin is limited to ranges of 1.75% to 2.00% for Eurodollar loans and .75% to 1.00% for Base Rate loans. The interest rate on Overdraft Account loans is the Base Rate minus .50%. The weighted average interest rate on borrowings outstanding under the Revolving Credit Facility at December 31, 2001 was 4.12%. While no compensating balances are required by the Agreement, the Borrowers must pay a facility fee on the Revolving Credit Facility commitments of .50%.

    The interest rate on borrowings under the Term Loan is, at the Borrowers' option, the Base Rate or a reserve adjusted Eurodollar rate. The interest rate on borrowings under the Term Loan also includes a margin of 2.50% for Eurodollar loans and 1.50% for Base Rate loans. The weighted average interest rate on borrowings outstanding under the Term Loan at December 31, 2001 was 4.50%.

    The Agreement requires, among other things, the maintenance of certain financial ratios, and restricts the creation of liens and certain types of business activities and investments.

    Borrowings under the Agreement are secured by substantially all the assets of the Company, its domestic subsidiaries and certain foreign subsidiaries, which have a book value of approximately $1.9 billion. Borrowings are also secured by a pledge of intercompany debt and equity in most of the Company's domestic subsidiaries and certain stock of certain foreign subsidiaries.

    During January 2002, the Company completed a $1.0 billion private placement of senior secured notes. The notes bear interest at 8 7/8% and are due
February 15, 2009. The notes are guaranteed by OI Group and substantially all of its domestic subsidiaries. The assets of substantially all of OI Group's domestic subsidiaries are pledged as security for the notes. The Company used substantially all the net cash proceeds from the notes to reduce its outstanding term loan under the Agreement by $980 million. As such, the Company wrote off unamortized deferred financing fees in January 2002 related to the term loan and recorded an extraordinary charge totaling $10.9 million less applicable income taxes of $4.2 million. The indenture for the notes restricts among other things, the ability of the Company and its restricted subsidiaries to borrow money, pay dividends on, or redeem or repurchase stock, make investments, create liens, enter into certain transactions with affiliates, and sell certain assets or merge with or into other companies.

    Annual maturities for all of the Company's long-term debt through 2006 are as follows: 2002, $26.0 million; 2003, $43.0 million; 2004, $1,657.2 million;
2005, $70.9 million; and 2006, $5.0 million. These maturities reflect the issuance of the senior secured notes in January 2002 as noted above.

    Interest paid in cash aggregated $180.5 million for 2001, $117.7 million for 2000, and $116.6 million for 1999.

    GUARANTEES OF DEBT The Company has guaranteed the borrowings of certain of OI Inc.'s domestic subsidiaries totaling $850 million and has also guaranteed the borrowings of certain foreign subsidiaries under the Agreement.

    OPERATING LEASES Rent expense attributable to all operating leases was $59.6 million in 2001, $44.1 million in 2000, and $43.2 million in 1999. Minimum future rentals under operating leases are as follows: 2002, $33.2 million; 2003, $26.2 million; 2004, $17.4 million; 2005, $12.2 million; 2006, $10.7 million;
and 2007 and thereafter, $25.5 million.

    FOREIGN CURRENCY TRANSLATION Aggregate foreign currency exchange gains (losses) included in other costs and expenses were $3.9 million in 2001, $(0.4) million in 2000, and $4.4 million in 1999.

    DERIVATIVE INSTRUMENTS The terms of OI Inc.'s former bank credit agreement provided for foreign currency borrowings by certain of the Company's international affiliates. Such borrowings provided a natural hedge against a portion of the Company's investment. Under the April 2001 Secured Credit Agreement, international affiliates are only permitted to borrow in U.S. dollars. The Company's affiliates in Australia and the United Kingdom have entered into currency swaps covering their initial borrowings under the Agreement. These swaps are being used to manage the affiliates' exposure to fluctuating foreign exchange rates by swapping the principal and interest payments due under the Secured Credit Agreement.

    As of December 31, 2001, the Company's affiliate in Australia has swapped $650.0 million of borrowings into $1,275.0 million Australian dollars. This swap matures on March 31, 2003, with interest resets every 90 days. The interest reset terms of the swap approximate the terms of the U.S. dollar borrowings. This derivative instrument swaps both the interest and principal from U.S. dollars to Australian dollars and also swaps the interest rate from a U.S. based rate to an Australian based rate. The Company's affiliate in the United Kingdom has swapped $200.0 million of borrowings into 139.0 million British pounds. This swap also matures on March 31, 2003, with interest resets every 90 days. This derivative instrument swaps both the interest and principal from U.S. dollars to British pounds and also swaps the interest rate from a U.S. based rate to a British rate.

    On October 1, 2001, the Company completed the acquisition of the Canadian glass container assets of Consumers Packaging Inc. for a purchase price of approximately $150 million. The Company financed this purchase through borrowings under the Secured Credit Agreement, which were transferred to Canada through intercompany loans in U.S. dollars. The Company's affiliate in Canada has entered into swap transactions to manage the affiliate's exposure to fluctuating foreign exchange rates by swapping the principal and interest portion of the intercompany loan. At December 31, 2001, the Canadian affiliate has swapped $90.0 million of borrowings into $142.0 million Canadian dollars. This swap matures on October 1, 2003. This derivative instrument swaps both the interest and principal from U.S. dollars to Canadian dollars and also swaps the interest rate from a U.S. based rate to a Canadian based rate. The affiliate has also entered into a forward hedge related to the fourth quarter interest receivable and payable related to the previous swap. The affiliate has also entered in forward hedges which effectively swap $10.0 million of borrowings into $16.0 million Canadian dollars. These hedges swap both the interest and principal from U.S. dollars to Canadian dollars and mature monthly.

    The Company recognizes the above derivatives on the balance sheet at fair value. The Company accounts for the above swaps as fair value hedges. As such, the changes in the value of the swaps are included in other expense and are expected to substantially offset any exchange rate gains or losses on the related U.S. dollar borrowings. For the year ended December 31, 2001, the amount not offset was immaterial.

    The Company also uses commodity futures contracts related to forecasted natural gas requirements. The objective of these futures contracts is to limit the fluctuations in prices paid and the potential volatility in earnings or cash flows from future market price movements. During 2001, the Company entered into commodity futures contracts for approximately 75% of its domestic natural gas usage (approximately 1.2 billion BTUs) through March 2002. The Company has also entered into additional contracts in 2002 with respect to its forecasted natural gas usage through the end of 2002.

    The Company accounts for the above futures contracts on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as and meets the required criteria for a cash flow hedge is recorded in accumulated other comprehensive income ("OCI") and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings.

    The above futures contracts are accounted for as cash flow hedges at December 31, 2001. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting anticipated cash flows of the hedged transactions. For hedged forecasted transactions, hedge accounting will be discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses will be recorded to earnings immediately.

    During 2001, an unrealized net loss of $2.5 million (net of tax) related to these commodity futures contracts was included in OCI. There was no ineffectiveness recognized during the 2001.

    ACCUMULATED OTHER COMPREHENSIVE LOSS Foreign currency translation adjustments and changes in certain derivative balances comprise accumulated other comprehensive loss. Changes in accumulated other comprehensive loss was as follows:

                                                      2001       2000       1999
                                                    --------   --------   --------
Balance at beginning of year......................  $(479.4)   $(343.5)   $(179.9)
Net effect of exchange rate fluctuations..........    (68.6)    (138.7)    (161.5)
Deferred income taxes.............................      2.6        2.8       (2.1)
Change in certain derivative balances.............     (2.5)
                                                    -------    -------    -------
Balance at end of year............................  $(547.9)   $(479.4)   $(343.5)
                                                    =======    =======    =======

    The net effect of exchange rate fluctuations generally reflects changes in the relative strength of the U.S. dollar against major foreign currencies between the beginning and end of the year.

    INCOME TAXES Deferred income taxes reflect: (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and
(2) carryovers and credits for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows (certain amounts from prior year have been reclassified to conform to current year presentation):

                                                              2001       2000
                                                            --------   --------
Deferred tax assets:
  Tax loss carryovers.....................................  $  19.4    $  15.3
  Other...................................................    139.8      130.3
                                                            -------    -------
    Total deferred tax assets.............................    159.2      145.6

Deferred tax liabilities:
  Property, plant and equipment...........................    161.8      142.9
  Inventory...............................................     35.8       39.2
  Other...................................................    117.6       75.7
                                                            -------    -------
    Total deferred tax liabilities........................    315.2      257.8
                                                            -------    -------
    Net deferred tax liabilities..........................  $(156.0)   $(112.2)
                                                            =======    =======

    Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2001 and 2000 as follows:

                                                              2001       2000
                                                            --------   --------
Prepaid expenses..........................................  $   5.9    $  36.9
Deferred tax liabilities..................................   (161.9)    (149.1)
                                                            -------    -------
Net deferred tax liabilities..............................  $(156.0)   $(112.2)
                                                            =======    =======

    The provision (benefit) for income taxes consists of the following:

                                                        2001       2000       1999
                                                      --------   --------   --------
Current:
  State.............................................   $ (0.3)    $  0.3     $  1.7
  Foreign...........................................     15.1       87.9       61.8
                                                       ------     ------     ------
                                                         14.8       88.2       63.5
                                                       ------     ------     ------
Deferred:
  U.S. Federal......................................     30.1      (14.1)      55.5
  State.............................................      3.6       (4.7)       6.6
  Foreign...........................................     38.8      (45.4)     (16.9)
                                                       ------     ------     ------
                                                         72.5      (64.2)      45.2
                                                       ======     ======     ======
Total:
  U.S. Federal......................................     30.1      (14.1)      55.5
  State.............................................      3.3       (4.4)       8.3
  Foreign...........................................     53.9       42.5       44.9
                                                       ------     ------     ------
                                                       $ 87.3     $ 24.0     $108.7
                                                       ======     ======     ======

    The provision for income taxes was calculated based on the following components of earnings (loss) before income taxes:

                                                        2001       2000       1999
                                                      --------   --------   --------
Domestic............................................   $ 58.3     $(81.4)    $151.3
Foreign.............................................    118.0      146.0      148.3
                                                       ------     ------     ------
                                                       $176.3     $ 64.6     $299.6
                                                       ======     ======     ======

    Income taxes paid in cash were as follows:

                                                           2001       2000       1999
                                                         --------   --------   --------
Domestic...............................................   $ 0.2      $ 0.5      $ 0.3
Foreign................................................    45.7       44.3       47.1
                                                          -----      -----      -----
                                                          $45.9      $44.8      $47.4
                                                          =====      =====      =====

    A reconciliation of the provision for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows:

                                                          2001       2000       1999
                                                        --------   --------   --------
Pretax earnings at statutory U.S. Federal tax rate....   $61.7      $22.6      $104.9
Increase (decrease) in provision for income taxes due
  to:
  Amortization of goodwill............................    15.1       15.6        16.6
  State taxes, net of federal benefit.................     2.1       (2.9)        5.5
  Foreign earnings at different rates.................    (3.4)      (9.3)      (17.0)
  Adjustment for non-U.S. tax law changes.............     6.0       (9.3)
  Other items.........................................     5.8        7.3        (1.3)
                                                         -----      -----      ------
Provision for income taxes............................   $87.3      $24.0      $108.6
                                                         =====      =====      ======
Effective tax rate....................................    49.5%      37.2%       36.3%
                                                         =====      =====      ======

    The Company is included with OI Inc.'s consolidated tax returns. OI Inc. has net operating losses, alternative minimum tax credits, and research and development credits available to offset future U.S. Federal income tax.

    At December 31, 2001, the Company's equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $529.9 million. It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed.

    RELATED PARTY TRANSACTIONS Charges for administrative services are allocated to the Company by OI Inc. based on an annual utilization level. Such services include compensation and benefits administration, payroll processing, use of certain general accounting systems, auditing, income tax planning and compliance, and treasury services. Management believes that such transactions are on terms no less favorable to the Company than those that could be obtained from unaffiliated third parties. The following information summarizes the Company's significant related party transactions:

                                                       YEARS ENDED DECEMBER 31,
                                                    ------------------------------
                                                      2001       2000       1999
                                                    --------   --------   --------
Revenues:
  Sales to affiliated companies...................   $ 1.0      $ 3.1      $ 4.3
                                                     =====      =====      =====
Expenses:
  Administrative services.........................    18.5       21.5       19.2
  Corporate management fee........................    16.3       17.9       18.1
                                                     -----      -----      -----
Total expenses....................................   $34.8      $39.4      $37.3
                                                     =====      =====      =====

    The above expenses are recorded in the statement of operations as follows:

                                                       YEARS ENDED DECEMBER 31,
                                                    ------------------------------
                                                      2001       2000       1999
                                                    --------   --------   --------
Cost of sales.....................................   $16.4      $19.2      $17.0
Selling, general, and adminstrative expenses......    18.4       20.2       20.3
                                                     -----      -----      -----
Total expenses....................................   $34.8      $39.4      $37.3
                                                     =====      =====      =====

    Intercompany interest is charged to the Company from OI Inc. based on intercompany debt balances. Intercompany interest expense is calculated using a weighted average interest rate of external borrowings by OI Inc.

    PARTICIPATION IN OI INC. STOCK OPTION PLANS The Company participates in the stock option plans of OI Inc. under which employees of the Company may be granted options to purchase common shares of OI Inc. No options may be exercised in whole or in part during the first year after the date granted. In general, subject to certain accelerated exercisability provisions, 50% of the options become exercisable on the fifth anniversary of the date of the option grant, with the remaining 50% becoming exercisable on the sixth anniversary date of the option grant. In general, options expire following termination of employment or the day after the tenth anniversary date of the option grant.

    All options have been granted at prices equal to the market price of the OI Inc.'s common stock on the date granted. Accordingly, the Company recognizes no compensation expense related to the stock option plans. OI Inc. has adopted the disclosure-only provisions of Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation."

    A substantial number of the options have been granted to key employees of another subsidiary of OI Inc., some of whose compensation costs are included in an allocation of costs to all operating subsidiaries of OI Inc., including the Company. It is not practical to determine an amount of additional compensation allocable to the Company if OI Inc. had elected to recognize compensation cost based on the fair value of the options granted at grant date as allowed by SFAS No. 123.

    PENSION BENEFIT PLANS The Company participates in OI Inc.'s pension plans for substantially all employees located in the United States. Benefits generally are based on compensation for salaried employees and on length of service for hourly employees. OI Inc.'s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements. Independent actuaries determine pension costs for each subsidiary of OI Inc. included in the plans; however, accumulated benefit obligation information and plan assets pertaining to each subsidiary have not been separately determined. As such, the accumulated benefit obligation and the plan assets related to the pension plans for domestic employees have been retained by another subsidiary of OI Inc. Net credits to results of operations for the Company's allocated portion of the domestic pension costs amounted to $77.1 million in 2001, $82.9 million in 2000, and $67.2 million in 1999.

    On October 1, 2001, the Company completed the acquisition of the Canadian glass container assets of Consumers Packaging Inc. As part of the transaction, the Company assumed certain of the pension liabilities of Consumers Packaging. The information below includes the activity of these pension plans from October 1, 2001 through December 31, 2001.

    The Company's subsidiaries in the United Kingdom, Australia and Canada also have pension plans covering substantially all employees. The following tables relate to the Company's principal United Kingdom, Australian and Canadian pension plans (the International Pension Plans).

    The changes in the International Pension Plans benefit obligations for the year were as follows:

                                                                2001       2000
                                                              --------   --------
Obligations at beginning of year............................   $392.7     $400.5

Change in benefit obligations:
  Service cost..............................................      9.3        9.1
  Interest cost.............................................     22.9       22.3
  Actuarial (gain) loss.....................................    (13.1)       6.9
  Acquisitions..............................................    170.0
  Benefit payments..........................................    (25.5)     (24.6)
  Other.....................................................    (11.9)     (21.5)
                                                               ------     ------
    Net increase (decrease) in benefit obligations..........    151.7       (7.8)
                                                               ------     ------
Obligations at end of year..................................   $544.4     $392.7
                                                               ======     ======

    The changes in the fair value of the International Pension Plans' assets for the year were as follows:

                                                                2001       2000
                                                              --------   --------
Fair value at beginning of year.............................   $416.1     $459.5

Change in fair value:
  Actual return (loss) on plan assets.......................    (26.6)       9.2
  Benefit payments..........................................    (25.5)     (24.6)
  Acquisitions..............................................    119.9
  Other.....................................................     (3.3)     (28.0)
                                                               ------     ------
    Net increase (decrease) in fair value of assets.........     64.5      (43.4)
                                                               ------     ------
Fair value at end of year...................................   $480.6     $416.1
                                                               ======     ======

    The funded status of the International Pension Plans at year end was as follows:

                                                                2001       2000
                                                              --------   --------
Plan assets at fair value...................................   $480.6     $416.1
Projected benefit obligations...............................    544.4      392.7
                                                               ------     ------
  Funded status of the plans................................    (63.8)      23.4
Net unrecognized items:
  Actuarial loss............................................     46.7        1.7
  Prior service cost........................................     12.4       16.1
                                                               ------     ------
                                                                 59.1       17.8
                                                               ------     ------
Net prepaid (accrued) pension...............................   $ (4.7)    $ 41.2
                                                               ======     ======

    The net prepaid (accrued) pension is included in the Consolidated Balance Sheets at December 31, 2001 and 2000 as follows:

                                                                2001       2000
                                                              --------   --------
Prepaid pension.............................................   $ 49.8     $41.2
Other liabilities...........................................    (54.5)
                                                               ------     -----
                                                               $ (4.7)    $41.2
                                                               ======     =====

    The components of the International Pension Plans' net pension expense (credit) for the year were as follows:

                                                                2001       2000       1999
                                                              --------   --------   --------
Service cost................................................   $  9.3     $  9.1     $  8.7
Interest cost...............................................     22.9       22.3       20.3
Expected asset return.......................................    (36.8)     (35.9)     (26.2)
Amortization:
  Prior service cost........................................      1.2        0.8        1.0
  Gain......................................................                (0.1)
                                                               ------     ------     ------
    Net amortization........................................      1.2        0.7        1.0
                                                               ------     ------     ------
Net expense (credit)........................................   $ (3.4)    $ (3.8)    $  3.8
                                                               ======     ======     ======

    The following selected information is for plans with benefit obligations in excess of the fair value of plan assets:

                                                                2001
                                                              --------
Benefit obligations at the end of the year..................   $484.7
Fair value of plan assets at the end of the year............    411.8
                                                               ======

    The following information is for plans with accumulated benefit obligations in excess of the fair value of plan assets:

                                                                2001
                                                              --------
Accumulated benefit obligations at the end of the year......   $145.8
Fair value of plan assets at the end of the year............    131.5
                                                               ======

    For the International Pension Plans, the actuarial present value of benefit obligations is based on a weighted discount rate of approximately 6.00% for 2001 and 5.25% for 2000. Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases on a weighted scale of approximately 4.00% for 2001 and 2000. The expected weighted long-term rate of return on assets was approximately 8.50% for 2001, 7.75% for 2000, and 6.75% for 1999. Amortization included in net pension credits is based on the average remaining service of employees. Plan assets include marketable equity securities, government and corporate debt securities, real estate and commingled funds.

    OI Inc. also sponsors several defined contribution plans for all salaried and hourly U.S. employees of the Company. Participation is voluntary and participants' contributions are based on their compensation. OI Inc. matches substantially all plan participants' contributions up to various limits.
OI Inc. charges the Company for its share of the match. The Company's share of the contributions to these plans amounted to $4.8 million in 2001, $5.6 million in 2000, and $5.8 million in 1999.

    POSTRETIREMENT BENEFITS OTHER THAN PENSIONS OI Inc. provides certain retiree health care and life insurance benefits covering substantially all U.S. salaried and certain hourly employees. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service. Independent actuaries determine postretirement benefit costs for each subsidiary of OI Inc.; however, accumulated postretirement benefit obligation information pertaining to each subsidiary has not been separately determined. As such, the accumulated postretirement benefit obligation has been retained by another subsidiary of OI Inc.

    The Company's net periodic postretirement benefit cost, as allocated by OI Inc., for domestic employees was $4.8 million, $4.2 million, and $4.8 million at December 31, 2001, 2000, and 1999, respectively.

    On October 1, 2001, the Company completed the acquisition of the Canadian glass container assets of Consumers Packaging Inc. The information below is the activity of the Canadian related retiree health care plan from October 1, 2001 through December 31, 2001. The changes in the Canadian postretirement benefit obligations were as follows:

                                                                2001
                                                              --------
Obligations at beginning of year............................   $  --
Change in benefit obligations:
  Service cost..............................................     0.1
  Interest cost.............................................     0.5
  Actuarial loss............................................     0.1
  Acquisition...............................................    31.2
  Benefit payments..........................................    (0.2)
                                                               -----
    Net change in benefit obligations.......................    31.7
                                                               -----
Obligations at end of year..................................   $31.7
                                                               =====

    The funded status of the Canadian postretirement benefit plans at year end was as follows:

                                                                2001
                                                              --------
Accumulated postretirement benefit obligations..............   $31.7
Net unrecognized items:
  Prior service credits.....................................      --
  Actuarial loss............................................    (0.1)
                                                               -----
                                                                (0.1)
                                                               -----
Nonpension postretirement benefit obligations...............   $31.6
                                                               =====

    The Company's nonpension postretirement benefit obligations are included with other long term liabilities on the balance sheet.

    The components of the Canadian net postretirement benefit cost were as follows:

                                                                2001
                                                              --------
Service cost................................................    $0.1
Interest cost...............................................     0.5
                                                                ----
Net postretirement benefit cost.............................    $0.6
                                                                ====

    Assumed health care cost inflation was based on a rate of 9.00% in 2001, declining to an ultimate rate of 5.50%. A one percentage point decrease in the rate would have decreased the accumulated postretirement benefit obligation at December 31, 2001 by $4.1 million and decreased the net postretirement benefit cost for 2001 by $0.1 million. A one percentage point increase in the rate would have increased the accumulated postretirement benefit obligation at December 31, 2001 by $5.1 million and increased the net postretirement benefit cost for 2001 by $0.1 million. The assumed weighted average discount rate used in determining the accumulated postretirement benefit obligation was 6.50% at December 31, 2001.

    Benefits provided by OI Inc. for certain of the hourly retirees of the Company are determined by collective bargaining. Most other domestic hourly retirees receive health and life insurance benefits from a multi-employer trust established by collective bargaining. Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $6.3 million in 2001, $7.5 million in 2000, and $8.0 million in 1999. Postretirement health and life benefits for retirees of foreign affiliates are generally provided through the national health care programs of the countries in which the affiliates are located.

    OTHER REVENUE Other revenue for the year ended December 31, 2001 includes $10.3 million from the sale of a minerals business in Australia. Other revenue for the year ended December 31, 1999 includes gains totaling $40.8 million related to the sales of a U.S. glass container plant and a mold manufacturing business in Colombia.

    OTHER COSTS AND EXPENSES Other costs and expenses for the year ended December 31, 2001 include pretax charges of $96.2 million related to the following: (1) charges of $65.2 million principally related to a restructuring program and impairment at certain of the Company's international and domestic operations. The charge includes the impairment of assets at the Company's affiliate in Puerto Rico and the consolidation of manufacturing capacity and the closing of a facility in Venezuela. The program also includes consolidation of capacity at certain other international and domestic facilities in response to decisions about pricing and market strategy; and (2) a charge of $31.0 million related to the loss on the sale of the Company's facilities in India; The Company expects its actions related to the restructuring and impairment charges to be completed during the next several quarters.

    Other costs and expenses for the year ended December 31, 2000 include charges of $186.0 million principally related to a restructuring and capacity realignment program. The program, initiated in the third quarter of 2000, includes the consolidation of manufacturing capacity and a reduction of 175 employees in the U.S. salaried work force, or about 15%, principally as a result of early retirement incentives. Also included in the program are a write-down of plant and equipment for the Company's glass container affiliate in India and certain other asset write-offs. Charges for manufacturing capacity consolidations of $120.4 million principally involve U.S. glass container facilities and reflect technology-driven improvements in productivity, conversions from some juice and similar products to plastic containers, Company and customer decisions regarding pricing and volume, and the further concentration of production in the most strategically-located facilities. The Company expects that it will continue to make cash payments over the next several quarters for benefits and on-going closing costs related to the closing of these facilities.

    As a result of reducing the U.S. salaried workforce in 2000, the Company recognized a settlement gain of approximately $24 million related to its defined benefit pension plan. This gain has been included in the net charge of $22.0 million for early retirement incentives and special termination benefits.

    The 2000 pretax charge of $40.0 million was related to the write-down of property, plant, and equipment in India. Based on the Company's expectation of future net cash flows of its affiliate in India, the related property, plant, and equipment was written down to realizable values in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

    Selected information relating to the restructuring accruals follows:

                                                                      EARLY
                                                                   RETIREMENT    WRITE-DOWN
                                                                   INCENTIVES    OF IMPAIRED
                                                                   AND SPECIAL    PROPERTY,
                                                     CAPACITY      TERMINATION    PLANT AND
                                                  REALIGNMENT(A)    BENEFITS      EQUIPMENT     OTHER      TOTAL
                                                  --------------   -----------   -----------   --------   --------
2000 restructuring charges......................      $120.4         $ 22.0        $ 40.0       $ 3.6      $186.0
Write-down of assets to net realizable value....       (48.4)                       (40.0)       (3.6)      (92.0)
Reduction of OI Inc. prepaid pension asset......       (13.0)         (18.2)                                (31.2)
Increase in OI Inc. nonpension postretirement
  benefit liability.............................        (0.6)          (3.2)                                 (3.8)
Net cash paid...................................        (1.2)          (0.2)                                 (1.4)
                                                      ------         ------        ------       -----      ------
Remaining liabilities at December 31, 2000......        57.2            0.4            --          --        57.6
2001 restructuring charges......................        23.5                         41.7                    65.2
Write-down of assets to net realizable value....       (33.7)                       (41.7)                  (75.4)
Net cash paid...................................       (24.2)          (0.4)                                (24.6)
                                                      ------         ------        ------       -----      ------
Remaining liabilities at December 31, 2001......      $ 22.8         $   --        $   --       $  --      $ 22.8
                                                      ======         ======        ======       =====      ======

------------------------

(a) Capacity realignment includes charges for plant closing costs, severance benefits, and write-downs of assets for disposal or abandonment as a result of restructuring of manufacturing capacity. Write-downs of assets represent the majority of the charges for 2001.

    Other costs and expenses for the year ended December 31, 1999 include charges totaling $20.8 million related principally to restructuring costs and write-offs of certain assets in Europe and South America.

    GEOGRAPHIC INFORMATION The Company operates in the rigid packaging industry. The Company has one primary reportable product segment within the rigid packaging industry: Glass Containers. The Glass Containers segment includes operations in North America, Europe, the Asia Pacific region, and South America.

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

    Financial information regarding the Company's geographic segments is as follows:

                                                                                                       TOTAL
                                                         NORTH                   ASIA      SOUTH     GEOGRAPHIC
                                                       AMERICA(A)    EUROPE    PACIFIC    AMERICA     SEGMENTS
                                                       ----------   --------   --------   --------   ----------
Net sales:
  2001...............................................   $1,662.2     $909.7     $660.6     $516.9     $3,749.4
  2000...............................................    1,742.4      894.0      760.7      494.5      3,891.6
  1999...............................................    1,772.0      965.6      815.0      412.6      3,965.2
                                                        ========     ======     ======     ======     ========
EBIT, excluding unusual items:
  2001...............................................   $  306.2     $ 93.2     $102.2     $ 91.6     $  593.2
  2000...............................................      311.8       81.9      123.9       77.2        594.8
  1999...............................................      333.8       97.9      135.0       29.9        596.6
                                                        ========     ======     ======     ======     ========
Unusual items:
  2001:
    Gain on the sale of a minerals business in
      Australia......................................                           $ 10.3                $   10.3
    Restructuring and impairment charges.............   $  (35.1)    $ (6.1)      (0.8)    $(23.2)       (65.2)
    Special employee benefit programs................       (4.4)      (0.7)      (2.3)      (0.2)        (7.6)
    Loss on the sale of the Company's facilities in
      India..........................................                            (31.0)                  (31.0)
  2000:
    Charges related to consolidation of manufacturing
      capacity.......................................     (124.0)                             3.6       (120.4)
    Charges related to early retirement incentives
      and special termination benefits...............      (22.0)                                        (22.0)
    Charges related to impairment of property, plant,
      and equipment in India.........................                            (40.0)                  (40.0)
    Other............................................                                        (3.6)        (3.6)

  1999:
    Gains related to the sales of two manufacturing
      facilities.....................................       30.8                             10.0         40.8
    Charges related principally to restructuring
      costs and write-offs of certain assets in
      Europe and South America.......................                 (10.8)                (10.0)       (20.8)

------------------------

(a) One customer accounted for 11.5%, 10.9%, and 10.3% of the Company's sales in 2001, 2000, and 1999 respectively.

    The Company's net fixed assets by location are as follows:

                                                    UNITED
                                                    STATES    FOREIGN     TOTAL
                                                   --------   --------   --------
2001.............................................   $605.0    $1,498.3   $2,103.3
2000.............................................    612.6     1,510.3    2,122.9
1999.............................................    676.7     1,631.1    2,307.8
                                                    ======    ========   ========

    Reconciliations to consolidated totals are as follows:

                                                           2001       2000       1999
                                                         --------   --------   --------
Revenues:
  Net sales............................................  $3,749.4   $3,891.6   $3,965.2
  Royalties and net technical assistance...............      17.2       17.9       21.3
  Equity earnings......................................      18.9       18.7       21.0
  Interest.............................................      22.3       27.5       22.4
  Other................................................      33.8       41.4       65.3
                                                         --------   --------   --------
  Total................................................  $3,841.6   $3,997.1   $4,095.2
                                                         ========   ========   ========
Reconciliation of EBIT to earnings before income taxes
  and minority share owners' interests in earnings of
  subsidiaries:
  EBIT, excluding unusual items........................  $  593.2   $  594.8   $  596.6
  Unusual items........................................     (93.5)    (186.0)      20.0
  Net interest expense.................................    (323.4)    (344.2)    (317.0)
                                                         --------   --------   --------
  Total................................................  $  176.3   $   64.6   $  299.6
                                                         ========   ========   ========

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Share Owner
OI Plastic Products FTS Inc.

    We have audited the accompanying consolidated balance sheets of OI Plastic Products FTS Inc. as of December 31, 2001 and 2000, and the related consolidated statements of results of operations, net Parent investment, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OI Plastic Products FTS Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

Toledo, Ohio
January 24, 2002

                          OI PLASTIC PRODUCTS FTS INC.

                       CONSOLIDATED RESULTS OF OPERATIONS

                             (MILLIONS OF DOLLARS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Revenues:
  Net sales.................................................  $1,661.1   $1,668.4   $1,558.7
  Other revenue.............................................      14.9       11.3       12.4
                                                              --------   --------   --------
                                                               1,676.0    1,679.7    1,571.1

Costs and expenses:
  Manufacturing, shipping, and delivery.....................   1,288.9    1,287.6    1,144.0
  Research and development..................................      30.7       31.6       24.7
  Engineering...............................................       1.4        0.3        6.8
  Selling and administrative................................      70.2       68.5       69.2
  Net intercompany interest.................................      55.5      103.2       87.0
  Other interest expense....................................      38.6        2.7        3.8
  Other.....................................................      88.8       67.2       55.1
                                                              --------   --------   --------
                                                               1,574.1    1,561.1    1,390.6
                                                              --------   --------   --------
Earnings before items below.................................     101.9      118.6      180.5
Provision for income taxes..................................      53.3       60.5       83.8
Minority share owners' interests in earnings of
  subsidiaries..............................................       0.5        1.4        2.0
                                                              --------   --------   --------
Net earnings................................................  $   48.1   $   56.7   $   94.7
                                                              ========   ========   ========

  See accompanying Statement of Significant Accounting Policies and Financial
                                    Review.

                          OI PLASTIC PRODUCTS FTS INC.

                          CONSOLIDATED BALANCE SHEETS

                             (MILLIONS OF DOLLARS)

                                     ASSETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
CURRENT ASSETS:
  Cash......................................................  $   10.3   $   34.2
  Receivables including amount from related parties of $9.2
    ($8.7 in 2000), less allowances of $38.2 ($29.2 in 2000)
    for losses and discounts................................     184.3      192.0
  Inventories...............................................     222.9      249.2
  Prepaid expenses..........................................      41.1       24.7
                                                              --------   --------
    Total current assets....................................     458.6      500.1

OTHER ASSETS:
  Equity investments........................................       9.2       14.2
  Repair parts inventories..................................      25.6       30.4
  Deposits, receivables, and other assets...................      95.9       95.3
  Excess of purchase cost over net assets acquired, net of
    accumulated amortization of $440.2 ($394.7 in 2000).....   1,468.2    1,523.6
                                                              --------   --------
    Total other assets......................................   1,598.9    1,663.5

PROPERTY, PLANT, AND EQUIPMENT:
  Land, at cost.............................................      28.7       29.3
  Buildings and equipment, at cost:
    Buildings and building equipment........................     212.8      223.6
    Factory machinery and equipment.........................   1,522.6    1,474.8
    Transportation, office, and miscellaneous equipment.....      22.5       19.4
    Construction in progress................................     131.1      128.5
                                                              --------   --------
                                                               1,917.7    1,875.6
  Less accumulated depreciation.............................     799.3      759.8
                                                              --------   --------
    Net property, plant, and equipment......................   1,118.4    1,115.8
                                                              --------   --------
Total assets................................................  $3,175.9   $3,279.4
                                                              ========   ========

                          OI PLASTIC PRODUCTS FTS INC.

                             (MILLIONS OF DOLLARS)

                     LIABILITIES AND NET PARENT INVESTMENT

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
CURRENT LIABILITIES:
  Short-term loans..........................................             $    8.3
  Accounts payable including amount to related parties of
    $12.3 ($8.0 in 2000)....................................  $  105.9      114.5
  Salaries and wages........................................      18.2       17.5
  U.S. and foreign income taxes.............................      10.8       13.2
  Other accrued liabilities.................................      47.6       13.6
  Long-term debt due within one year........................       4.9        4.6
                                                              --------   --------
    Total current liabilities...............................     187.4      171.7

EXTERNAL LONG-TERM DEBT.....................................     851.3        7.2

DEFERRED TAXES..............................................     172.6      173.4

OTHER LIABILITIES...........................................      12.9        1.9

MINORITY SHARE OWNERS' INTERESTS............................                  8.3

NET PARENT INVESTMENT
  Investment by and advances from parent....................   1,980.0    2,944.1
  Accumulated other comprehensive loss......................     (28.3)     (27.2)
                                                              --------   --------
    Total net Parent investment.............................   1,951.7    2,916.9
                                                              --------   --------
Total liabilities and net Parent investment.................  $3,175.9   $3,279.4
                                                              ========   ========

  See accompanying Statement of Significant Accounting Policies and Financial
                                    Review.

                          OI PLASTIC PRODUCTS FTS INC.

                       CONSOLIDATED NET PARENT INVESTMENT

                             (MILLIONS OF DOLLARS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2001        2000       1999
                                                              ---------   --------   --------
INVESTMENT BY AND ADVANCES TO PARENT
  Balance at beginning of year..............................  $ 2,944.1   $2,884.7   $2,742.0
  Net intercompany transactions.............................   (1,012.2)       4.5       48.0
  Net earnings..............................................       48.1       56.7       94.7
  Net loss for the month ended December 31, 2000 for the
    change in the fiscal year end of certain international
    affiliates..............................................                  (1.8)
                                                              ---------   --------   --------
    Balance at end of year..................................    1,980.0    2,944.1    2,884.7
                                                              =========   ========   ========

ACCUMULATED OTHER COMPREHENSIVE LOSS
  Balance at beginning of year..............................      (27.2)     (25.0)      (9.7)
  Foreign currency translation adjustments..................       (1.1)      (2.2)     (15.3)
                                                              ---------   --------   --------
    Balance at end of year..................................      (28.3)     (27.2)     (25.0)
                                                              =========   ========   ========
Total net Parent investment.................................  $ 1,951.7   $2,916.9   $2,859.7
                                                              =========   ========   ========

TOTAL COMPREHENSIVE INCOME (LOSS)
  Net earnings..............................................  $    48.1   $   56.7   $   94.7
  Foreign currency translation adjustments..................       (1.1)      (2.2)     (15.3)
                                                              ---------   --------   --------
    Total...................................................  $    47.0   $   54.5   $   79.4
                                                              =========   ========   ========

  See accompanying Statement of Significant Accounting Policies and Financial
                                    Review.

                          OI PLASTIC PRODUCTS FTS INC.

                            CONSOLIDATED CASH FLOWS

                             (MILLIONS OF DOLLARS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2001        2000       1999
                                                              ---------   --------   --------
OPERATING ACTIVITIES:
  Net earnings..............................................  $    48.1   $  56.7    $  94.7
  Non-cash charges (credits):
    Depreciation............................................      111.2     107.6       97.6
    Amortization of deferred costs..........................       60.9      60.3       63.7
    Deferred tax provision..................................       42.9      51.9       75.5
    Restructuring costs and writeoffs of certain assets.....       33.3      26.6
    (Gains) losses on asset sales...........................       (2.8)                 4.0
    Other...................................................      (10.9)    (17.9)     (10.5)
  Change in non-current operating assets....................       (1.7)     (7.4)      (8.9)
  Reduction of non-current liabilities......................                 (0.2)      (1.4)
  Change in components of working capital...................       35.7     (83.2)     (10.0)
                                                              ---------   -------    -------
    Cash provided by operating activities...................      316.7     194.4      304.7

INVESTING ACTIVITIES:
  Additions to property, plant and equipment................     (164.0)   (176.4)    (192.3)
  Acquisitions, net of cash acquired........................      (15.6)
  Net cash proceeds from divestitures and other.............       66.7       4.8        9.2
                                                              ---------   -------    -------
    Cash utilized in investing activities...................     (112.9)   (171.6)    (183.1)

FINANCING ACTIVITIES:
  Net change in intercompany debt...........................   (1,049.5)      3.5     (103.3)
  Additions to long-term debt...............................      850.4       1.5        1.6
  Payment of finance fees...................................      (14.9)
  Decrease in short-term loans..............................       (8.7)     (3.4)      (4.8)
  Repayments of long-term debt..............................       (6.8)    (10.5)      (6.9)
                                                              ---------   -------    -------
    Cash utilized in financing activities...................     (229.5)     (8.9)    (113.4)
  Effect of exchange rate fluctuations on cash..............        1.8      (0.4)      (1.0)
  Effect of change in fiscal year end for certain
  international affiliates..................................                  1.2
                                                              ---------   -------    -------
Increase (decrease) in cash.................................      (23.9)     14.7        7.2
Cash at beginning of year...................................       34.2      19.5       12.3
                                                              ---------   -------    -------
Cash at end of year.........................................  $    10.3   $  34.2    $  19.5
                                                              =========   =======    =======

  See accompanying Statement of Significant Accounting Policies and Financial
                                    Review.

STATEMENT OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF CONSOLIDATED STATEMENTS The consolidated financial statements of OI Plastic Products FTS Inc. ("Company") include the accounts of its subsidiaries. During January 2002, OI Closure FTS, Inc, another subsidiary of Owens-Illinois Inc., was merged into the Company. Since both entities were under common control of Owens-Illinois Inc., the consolidated statement of operations, net parent investment, and cash flows for each of the three years ended
December 31, 2001 and the consolidated balance sheets at December 31, 2001 and 2000 include OI Closure FTS, Inc. for all periods at historical cost. Newly acquired subsidiaries have been included in the consolidated financial statements from dates of acquisition. Prior to December 2000, substantially all of the Company's consolidated foreign subsidiaries reported their results of operations on a one-month lag, which allowed additional time to compile the results. Beginning in December 2000, the one-month lag was eliminated. As a result, the December 2000 results of operations for these subsidiaries, which amounted to a net loss of $1.8 million, was recorded directly to retained earnings in December 2000.

    The Company uses the equity method of accounting for investments in which it has a significant ownership interest, generally 20% to 50%. Other investments are accounted for at cost.

    RELATIONSHIP WITH OWENS-ILLINOIS, INC. AND OWENS-ILLINOIS, GROUP INC. The Company is a wholly-owned subsidiary of Owens-Illinois Group, Inc. ("OI Group") and an indirect subsidiary of Owens-Illinois, Inc. ("OI Inc."). Although
OI Inc. does not conduct any operations, it has substantial obligations related to outstanding indebtedness, dividends for preferred stock and asbestos-related payments. OI Inc. relies primarily on distributions from its direct and indirect subsidiaries to meet these obligations.

    For federal and certain state income tax purposes, the taxable income of the Company is included in the consolidated tax returns of OI Inc. and income taxes are allocated to the Company on a basis consistent with separate returns. Current income taxes are recorded by the Company on a basis consistent with separate returns.

    NATURE OF OPERATIONS The Company is a leading manufacturer of plastics packaging products. The Company's principal product lines are plastic containers, closures and plastic prescription containers. The Company's principal operations are in North America, however, the Company does have minor operations in Europe and South America. Major markets include the United States household products, personal care products, health care products, and food and beverage industries. One customer accounted for 18.0%, 13.0%, and 12.1% of the Company's sales in 2001, 2000, and 1999 respectively.

    USE OF ESTIMATES The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management of the Company to make estimates and assumptions that affect certain amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates, at which time the Company would revise its estimates accordingly.

    CASH The Company defines "cash" as cash and time deposits with maturities of three months or less when purchased.

    FAIR VALUES OF FINANCIAL INSTRUMENTS The carrying amounts reported for cash, short-term investments and short-term loans approximate fair value. In addition, carrying amounts approximate fair value for certain long-term debt obligations subject to frequently redetermined interest rates. The Company is not a party to any material derivative financial instruments.

    INVENTORY VALUATION The Company values most U.S. inventories at the lower of last-in, first-out (LIFO) cost or market. Other inventories are valued at the lower of standard costs (which approximate average costs) or market.

    EXCESS OF PURCHASE COST OVER NET ASSETS ACQUIRED Through December 31, 2001, the excess of purchase cost over net assets acquired was being amortized over 40 years. The Company evaluated the recoverability of long-lived assets based on undiscounted projected cash flows, excluding interest and taxes, when factors indicated that an impairment may have existed. (See "New Accounting Standards").

    PROPERTY, PLANT, AND EQUIPMENT In general, depreciation is computed using the straight-line method. Renewals and improvements are capitalized. Maintenance and repairs are expensed as incurred.

    REVENUE RECOGNITION The Company recognizes sales, net of estimated discounts and allowances, when title to products is transferred to customers. Shipping and handling costs are included with manufacturing, shipping, and delivery costs.

    INCOME TAXES ON UNDISTRIBUTED EARNINGS In general, the Company plans to continue to reinvest the undistributed earnings of foreign subsidiaries and foreign corporate joint ventures accounted for by the equity method. Accordingly, taxes are provided only on that amount of undistributed earnings in excess of planned reinvestments.

    FOREIGN CURRENCY TRANSLATION The assets and liabilities of most affiliates and associates are translated at current exchange rates and any related translation adjustments are recorded directly in share owners' equity. The Company's affiliate located in Venezuela operates in a highly inflationary economy. In such cases, certain assets of this affiliate are translated at historical exchange rates and all translation adjustments are reflected in the statements of consolidated results of operations.

    NEW ACCOUNTING STANDARDS In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" which is effective for business combinations completed after June 30, 2001. Also in July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS No. 142"), which is effective for goodwill acquired after June 30, 2001. For goodwill acquired prior to July 1, 2001, FAS No. 142 will be effective for fiscal years beginning after December 15, 2001. Under FAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized but will be reviewed annually (or more frequently if impairment indicators arise) for impairment.

    The Company estimates that adopting FAS No. 142 will increase 2002 earnings before the effects of the accounting change by approximately $45 million. The Company has not completed its assessment of the effects that adopting FAS
No. 142 will have on the reported value of goodwill, however, the Company expects that it will record an impairment charge in 2002 in connection with adopting FAS No. 142.

    In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS No. 144"). FAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS No. 121"). FAS No. 144 provides additional guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset (group) to be disposed of other than by sale (e.g. abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset (group) as "held for sale"; however, it retains the fundamental provisions of FAS No. 121 related to the recognition and measurement of the impairment of long-lived assets to be "held and used." FAS No. 144 is effective for fiscal years beginning after December 15, 2001 and transition is prospective for committed disposal activities that are initiated after the effective date of FAS No. 144's initial application. The impact of adopting FAS No. 144 on the Company's reporting and disclosure is not expected to be material to the Company's financial position or results of operations.

    CHANGES IN COMPONENTS OF WORKING CAPITAL RELATED TO OPERATIONS Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

                                                         2001       2000       1999
                                                       --------   --------   --------
Decrease (increase) in current assets:
  Receivables........................................   $(2.6)     $  1.5     $(39.2)
  Inventories........................................    20.0       (31.6)     (34.8)
  Prepaid expenses...................................     3.4         2.7       (2.3)
Increase (decrease) in current liabilities:
  Accounts payable and accrued liabilities...........    19.2        (6.9)      12.5
  Salaries and wages.................................     2.0        (0.1)       0.6
  U.S. and foreign income taxes......................    (6.3)      (48.8)      53.2
                                                        -----      ------     ------
                                                        $35.7      $(83.2)    $(10.0)
                                                        =====      ======     ======

    INVENTORIES  Major classes of inventory are as follows:

                                                                2001       2000
                                                              --------   --------
Finished goods..............................................   $133.7     $157.4
Work in process.............................................      0.3        3.8
Raw materials...............................................     71.7       72.6
Operating supplies..........................................     17.2       15.4
                                                               ------     ------
                                                               $222.9     $249.2
                                                               ======     ======

    If the inventories which are valued on the LIFO method had been valued at standard costs, which approximate current costs, consolidated inventories would be higher than reported by $5.2 million and $10.5 million at December 31, 2001 and 2000, respectively.

    Inventories which are valued at the lower of standard costs (which approximate average costs), or market at December 31, 2001 and 2000 were approximately $34.0 million and $33.4 million, respectively.

    EXTERNAL LONG-TERM DEBT The following table summarizes the external long-term debt of the Company at December 31, 2001 and 2000:

                                                                  DECEMBER 31
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Secured Credit Agreement:
  Revolving Credit Facility.................................   $850.0
Other.......................................................      6.2     $11.8
                                                               ------     -----
                                                                856.2      11.8
Less amounts due within one year............................      4.9       4.6
                                                               ------     -----
  External long-term debt...................................   $851.3     $ 7.2
                                                               ======     =====

    In April 2001, OI Group and certain of its domestic and foreign subsidiaries, including the Company (the "Borrowers") entered into the Secured Credit Agreement (the "Agreement") with a group of banks, which expires on March 31, 2004. The Agreement provides for a $3.0 billion revolving credit facility (the "Revolving Credit Facility") and a $1.5 billion term loan (the "Term Loan"). The Agreement includes an Overdraft Account Facility providing for aggregate borrowings up to $50 million which reduce the amount available for borrowing under the Revolving Credit Facility. The Agreement also provides for the issuance of letters of credit totaling up to $500 million, which also reduce the amount available for borrowings under the Revolving Credit Facility.

    Under the Secured Credit Agreement, the Company has a total commitment of $1.0 billion provided by the Revolving Credit Facility. The Company has no commitment available under the Term

Loan. At December 31, 2001, the Company had unused credit of $150.0 million available under the Secured Credit Agreement.

    Prior to April 2001, the Company's significant financing was provided by OI Inc. under the April 1998 Second Amended and Restated Credit Agreement through intercompany loans. Borrowings under the Secured Credit Agreement by the Company and certain other domestic and foreign subsidiaries of OI Group were used to repay all amounts outstanding under, and terminate, the Second Amended and Restated Credit Agreement.

    The interest rate on borrowings under the Revolving Credit Facility is, at the Borrower's option, the Base Rate or a reserve adjusted Eurodollar rate. The interest rate on borrowings under the Revolving Credit Facility also includes a margin linked to OI Inc.'s Consolidated Leverage Ratio, as defined in the Agreement. The margin is limited to ranges of 1.75% to 2.00% for Eurodollar loans and .75% to 1.00% for Base Rate loans. The interest rate on Overdraft Account loans is the Base Rate minus .50%. The weighted average interest rate on borrowings outstanding under the Revolving Credit Facility at December 31, 2001 was 4.17%. While no compensating balances are required by the Agreement, the Borrowers must pay a facility fee on the Revolving Credit Facility commitments of .50%.

    Borrowings under the Agreement are secured by substantially all the assets of the Company and its domestic subsidiaries. Borrowings are also secured by a pledge of intercompany debt and equity in most of the Company's domestic subsidiaries.

    The Agreement requires, among other things, the maintenance of certain financial ratios, and restricts the creation of liens and certain types of business activities and investments.

    Annual maturities for all of the Company's external long-term debt through 2006 are as follows: 2002, $4.9 million; 2003, $0.5 million; 2004,
$850.3 million; 2005, $0.2 million; and 2006, $0.2 million.

    Interest paid in cash aggregated $31.7 million for 2001, $0.9 million for 2000, and $1.1 million for 1999.

    GUARANTEES OF DEBT The Company has guaranteed the borrowings of certain of OI Inc.'s domestic subsidiaries totaling $2,605.4 and has also guaranteed the borrowings of certain foreign affiliates under the Agreement.

    During January 2002, an affiliate of the Company completed a $1.0 billion private placement of senior secured notes. The assets of the Company and most of its domestic subsidiaries are pledged as security for the notes. The Company has guaranteed these notes.

    OPERATING LEASES Rent expense attributable to all operating leases was $21.9 million in 2001, $19.1 million in 2000, and $17.4 million in 1999. Minimum future rentals under operating leases are as follows: 2002, $9.0 million; 2003, $5.0 million; 2004, $1.5 million; 2005, $0.6 million; 2006, $0.5 million; and
2007 and thereafter, $2.2 million.

    FOREIGN CURRENCY TRANSLATION Aggregate foreign currency exchange gains (losses) included in other costs and expenses were $(1.3) million in 2001, $(0.7) million in 2000, and $0.5 million in 1999.

    INCOME TAXES Deferred income taxes reflect: (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and
(2) carryovers and credits for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows (certain amounts from prior year have been reclassified to conform to current year presentation):

                                                              2001       2000
                                                            --------   --------
Deferred tax assets:
  Tax loss carryovers.....................................  $  10.9    $   5.3
  Accrued liabilities.....................................     20.9        6.6
  Other...................................................     24.2       16.8
                                                            -------    -------
    Total deferred tax assets.............................     56.0       28.7

Deferred tax liabilities:
  Property, plant and equipment...........................    151.8      142.6
  Inventory...............................................      1.6        1.6
  Other...................................................     37.0       39.3
                                                            -------    -------
    Total deferred tax liabilities........................    190.4      183.5
                                                            -------    -------
    Net deferred tax liabilities..........................  $(134.4)   $(154.8)
                                                            =======    =======

    Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2001 and 2000 as follows:

                                                              2001       2000
                                                            --------   --------
Prepaid expenses..........................................  $  38.2    $  18.6
Deferred tax liabilities..................................   (172.6)    (173.4)
                                                            -------    -------
Net deferred tax liabilities..............................  $(134.4)   $(154.8)
                                                            =======    =======

    The provision for income taxes consists of the following:

                                                           2001       2000       1999
                                                         --------   --------   --------
Current:
  State................................................   $ 1.2      $(0.4)     $ 2.1
  Foreign..............................................     9.2        9.0        6.2
                                                          -----      -----      -----
                                                           10.4        8.6        8.3
                                                          -----      -----      -----

Deferred:
  U.S. Federal.........................................    39.9       45.3       66.9
  State................................................     3.2        6.3        8.2
  Foreign..............................................    (0.2)       0.3        0.4
                                                          -----      -----      -----
                                                           42.9       51.9       75.5
                                                          -----      -----      -----

Total:
  U.S. Federal.........................................    39.9       45.3       66.9
  State................................................     4.4        5.9       10.3
  Foreign..............................................     9.0        9.3        6.6
                                                          -----      -----      -----
                                                          $53.3      $60.5      $83.8
                                                          =====      =====      =====

    The provision for income taxes was calculated based on the following components of earnings before income taxes:

                                                        2001       2000       1999
                                                      --------   --------   --------
Domestic............................................   $ 70.5     $ 91.4     $159.4
Foreign.............................................     31.4       27.2       21.1
                                                       ------     ------     ------
                                                       $101.9     $118.6     $180.5
                                                       ======     ======     ======

    Income taxes paid in cash were as follows:

                                                              2001       2000       1999
                                                            --------   --------   --------
Domestic..................................................    $1.5       $0.9       $2.5
Foreign...................................................     6.4        2.1        4.4
                                                              ----       ----       ----
                                                              $7.9       $3.0       $6.9
                                                              ====       ====       ====

    A reconciliation of the provision for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows:

                                                           2001       2000       1999
                                                         --------   --------   --------
Pretax earnings at statutory U.S. Federal tax rate.....   $35.7      $41.5      $63.2
Increase (decrease) in provision for income taxes due
  to:
  Amortization of goodwill.............................    16.5       16.5       16.4
  State taxes, net of federal benefit..................     3.5        3.9        6.7
  Foreign earnings at different rates..................    (1.7)       0.3       (1.9)
  Other items..........................................    (0.7)      (1.7)      (0.6)
                                                          -----      -----      -----
Provision for income taxes.............................   $53.3      $60.5      $83.8
                                                          -----      -----      -----
Effective tax rate.....................................    52.3%      51.0%      46.4%
                                                          =====      =====      =====

    The Company is included with OI Inc.'s consolidated tax returns. OI Inc. has net operating losses, alternative minimum tax credits, and research and development credits available to offset future U.S. Federal income tax.

    At December 31, 2001, the Company's equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $32.7 million. It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed.

    RELATED PARTY TRANSACTIONS Charges for administrative services are allocated to the Company by OI Inc. based on an annual utilization level. Such services include compensation and benefits administration, payroll processing, use of certain general accounting systems, auditing, income tax planning and compliance, and treasury services. Management believes that such transactions are on terms no less favorable to the Company than those that could be obtained from unaffiliated third parties. The following information summarizes the Company's significant related party transactions:

                                                       YEARS ENDED DECEMBER 31,
                                                    ------------------------------
                                                      2001       2000       1999
                                                    --------   --------   --------
Revenues:
  Sales to affiliated companies...................   $ 8.2      $ 7.7      $ 2.6
                                                     =====      =====      =====
Expenses:
  Administrative services.........................    13.2       15.6       14.6
  Corporate management fee........................     8.5        8.6        7.8
                                                     -----      -----      -----
Total expenses....................................   $21.7      $24.2      $22.4
                                                     =====      =====      =====

The above expenses are recorded in the statement of operations as follows:

Cost of sales.....................................   $11.6      $13.8      $12.9
Selling, general, and adminstrative expenses......    10.1       10.4        9.5
                                                     -----      -----      -----
Total expenses....................................   $21.7      $24.2      $22.4
                                                     =====      =====      =====

    Intercompany interest is charged to the Company from OI Inc. based on its ending intercompany debt balances. Intercompany interest expense is calculated using a weighted average interest rate of external borrowings by OI Inc.

    PARTICIPATION IN OI INC. STOCK OPTION PLANS The Company participates in the stock option plans of OI Inc. under which employees of the Company may be granted options to purchase common shares of OI Inc. No options may be exercised in whole or in part during the first year after the date granted. In general, subject to certain accelerated exercisability provisions, 50% of the options become exercisable on the fifth anniversary of the date of the option grant, with the remaining 50% becoming exercisable on the sixth anniversary date of the option grant. In general, options expire following termination of employment or the day after the tenth anniversary date of the option grant.

    All options have been granted at prices equal to the market price of the OI Inc.'s common stock on the date granted. Accordingly, the Company recognizes no compensation expense related to the stock option plans. OI Inc. has adopted the disclosure-only provisions of Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation."

    A substantial number of the options have been granted to key employees of another subsidiary of OI Inc., some of whose compensation costs are included in an allocation of costs to all operating subsidiaries of OI Inc., including the Company. It is not practical to determine an amount of additional compensation allocable to the Company if OI Inc. had elected to recognize compensation cost based on the fair value of the options granted at grant date as allowed by SFAS No. 123.

    PENSION BENEFIT PLANS The Company participates in OI Inc.'s pension plans for substantially all employees located in the United States. Benefits generally are based on compensation for salaried employees and on length of service for hourly employees. OI Inc.'s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements. Independent actuaries determine pension costs for each subsidiary of OI Inc. included in the plans; however, accumulated benefit obligation information and plan assets pertaining to each subsidiary have not been separately determined. As such, the accumulated benefit obligation and the plan assets related to the pension plans for domestic employees have been retained by another subsidiary of OI Inc. Net credits to results of operations for the Company's allocated portion of the domestic pension costs amounted to $13.6 million in 2001, $15.1 million in 2000, and $9.0 million in 1999.

    OI Inc. also sponsors several defined contribution plans for all salaried and hourly U.S. employees of the Company. Participation is voluntary and participants' contributions are based on their compensation. OI Inc. matches substantially all plan participants' contributions up to various limits.

OI Inc. charges the Company for its share of the match. The Company's share of the contributions to these plans amounted to $3.5 million in 2001, $3.9 million in 2000, and $4.0 million in 1999.

    POSTRETIREMENT BENEFITS OTHER THAN PENSIONS OI Inc. provides certain retiree health care and life insurance benefits covering substantially all U.S. salaried and certain hourly employees. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service. Independent actuaries determine postretirement benefit costs for each subsidiary of OI Inc.; however, accumulated postretirement benefit obligation information pertaining to each subsidiary has not been separately determined. As such, the accumulated postretirement benefit obligation has been retained by another subsidiary of OI Inc.

    The Company's net periodic postretirement benefit cost, as allocated by OI Inc., was $2.3 million, $1.9 million, and $2.3 million at December 31, 2001, 2000, and 1999, respectively.

    OTHER REVENUE Other revenue for the year ended December 31, 2001 includes $2.8 million from the sale of the Company's label business.

    OTHER COSTS AND EXPENSES Other costs and expenses for the year ended December 31, 2001 include: (1) net charges of $16.9 million consisting of $22.1 million for impairment and restructuring charges at certain of the Company's operations offset by a $5.2 million reversal of a prior charge;
(2) $7.9 million related to restructuring manufacturing capacity in the medical devices business; and (3) $8.5 million for certain contingencies. The Company expects its actions related to the restructuring and impairment charges to be completed during the next several quarters.

    Other costs and expenses for the year ended December 31, 2000 include charges of $11.2 million principally related to a restructuring and capacity realignment program. The restructuring and capacity realignment program, initiated in the third quarter of 2000, includes the consolidation of manufacturing capacity and a reduction of 100 employees in the U.S. salaried work force, or about 5%, principally as a result of early retirement incentives.

    As a result of the approximate 5% reduction of the U.S. salaried workforce in 2000, the Company recognized a settlement gain of approximately $8.0 million related to its defined benefit pension plan. This gain has been included in the net charge of $9.2 million for early retirement incentives and special termination benefits.

    Selected information relating to restructuring accruals follows:

                                                                   EARLY RETIREMENT
                                                                    INCENTIVES AND
                                                     CAPACITY     SPECIAL RETIREMENT
                                                    REALIGNMENT        BENEFITS         TOTAL
                                                    -----------   ------------------   --------
2000 restructuring charges                             $  2.0           $  9.2          $ 11.2
Write-down of assets to net realizable value......       (0.6)                            (0.6)
Reduction of OI Inc prepaid pension asset.........       (0.6)            (7.4)           (8.0)
Increase in OI Inc nonpension post-retirement
  benefit liability...............................       (1.4)            (1.4)
Net cash paid.....................................       (0.3)                            (0.3)
                                                       ------           ------          ------
Remaining liabilities at December 31, 2000........        0.5              0.4             0.9
Restructuring program and impairment..............       22.1                             22.1
Reversal of second quarter restructuring charge...       (5.2)                            (5.2)
Medical Devices restructuring.....................        7.9                              7.9
Write-down of assets to net realizable value......      (10.1)                           (10.1)
Net cash paid.....................................       (0.5)            (0.4)           (0.9)
                                                       ------           ------          ------
Remaining liabilities at December 31, 2001........     $ 14.7           $   --          $ 14.7
                                                       ======           ======          ======

    Capacity realignment includes charges for plant closing costs, severance benefits, and write-downs of assets for disposal or abandonment as a result of restructuring of manufacturing capacity. Write-downs of assets represent the majority of the charges for 2001.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       OWENS-ILLINOIS, INC.
                                                       (REGISTRANT)

                                                       By:             /s/ JAMES W. BAEHREN
                                                            -----------------------------------------
                                                                         James W. Baehren
                                                             VICE PRESIDENT, DIRECTOR OF FINANCE AND
                                                                            SECRETARY

Date: April 1, 2002

                                   SIGNATURES

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

                     SIGNATURES                                            TITLE
                     ----------                                            -----

                  Robert J. Dineen                     Director

                  Joseph H. Lemieux                    Chairman of the Board of Directors and Chief
                                                         Executive Officer (Principal Executive
                                                         Officer); Director

                John J. McMackin, Jr.                  Director

                Michael W. Michelson                   Director

                  George R. Roberts                    Director

                  R. Scott Trumbull                    Executive Vice President and Chief Financial
                                                         Officer (Principal Financial Officer)

                   Edward C. White                     Vice President and Controller (Principal
                                                         Accounting Officer)

                   Thomas L. Young                     Executive Vice President, Administration and
                                                         General Counsel; Director

                                                       By:             /s/ JAMES W. BAEHREN
                                                            -----------------------------------------
                                                                         James W. Baehren
                                                                         ATTORNEY-IN-FACT

Date: April 1, 2002

                     INDEX TO FINANCIAL STATEMENT SCHEDULE

FINANCIAL STATEMENT SCHEDULE OF OWENS-ILLINOIS, INC. AND SUBSIDIARIES:

    For the years ended December 31, 2001, 2000, and 1999:

                                                                PAGE
                                                              --------
II--Valuation and Qualifying Accounts (Consolidated)........    S-1

                              OWENS-ILLINOIS, INC.

         SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS (CONSOLIDATED)

                 YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                             (MILLIONS OF DOLLARS)

Reserves deducted from assets in the balance sheets:

ALLOWANCES FOR LOSSES AND DISCOUNTS ON RECEIVABLES

                                                                  ADDITIONS
                                                            ----------------------
                                               BALANCE AT   CHARGED TO                             BALANCE
                                               BEGINNING    COSTS AND      OTHER     DEDUCTIONS   AT END OF
                                               OF PERIOD     EXPENSES    (NOTE 2)     (NOTE 1)     PERIOD
                                               ----------   ----------   ---------   ----------   ---------
2001.........................................     $69.9        $79.3       $6.3         $84.4       $71.1
                                                  =====        =====       ====         =====       =====
2000.........................................     $56.9        $68.0       $7.1         $62.1       $69.9
                                                  =====        =====       ====         =====       =====
1999.........................................     $56.9        $53.3       $ --         $53.3       $56.9
                                                  =====        =====       ====         =====       =====

------------------------

(1) Deductions from allowances for losses and discounts on receivables represent uncollectible notes and accounts written off.

(2) Other for 2001 and 2000 relate to acquisitions during the year.