Form 10-Q
period 2002-03-31
OWENS ILLINOIS INC /DE/; OWENS BROCKWAY PACKAGING INC; OWENS ILLINOIS GROUP INC
filed 2002-05-15
CIK 812074, 1169821, 812233

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

(Mark one)
                                    FORM 10-Q

    /X/       Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                        For Quarter Ended March 31, 2002
                                       or
    / /       Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                              Owens-Illinois, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    Delaware                      1-9576                       22-2781933
----------------                -----------               ----------------------
(State or other                 (Commission                 (IRS Employer
jurisdiction of                 File No.)                   Identification No.)
incorporation or
organization)

                         One SeaGate, Toledo, Ohio                      43666
                  ----------------------------------------            ----------
                  (Address of principal executive offices)            (Zip Code)

                                  419-247-5000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

     Owens-Illinois, Inc. $.01 par value common stock - 147,220,893 shares at April 30, 2002.




                            (Cover page 1 of 2 pages)


                              TABLE OF GUARANTORS

                                                             PRIMARY
                                                             STANDARD
                                   STATE/COUNTRY OF         INDUSTRIAL         I.R.S EMPLOYEE
 EXACT NAME OF REGISTRANT           INCORPORATION         CLASSIFICATION       INDENTIFICATION
 AS SPECIFIED IN ITS CHARTER       OR ORGANIZATION         CODE NUMBER              NUMBER
 ---------------------------      -------------------     --------------       ---------------
OWENS-IILLINOIS GROUP INC.             DELAWARE                6719                34-1559348
OWENS-BROCKWAY PACKAGING, INC.         DELAWARE                6719                34-1559346

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





                            (Cover page 2 of 2 pages)

                         Part I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

The Condensed Consolidated Financial Statements presented herein are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated. Since the following unaudited condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing in the Registrants' Annual Report on Form 10-K for the year ended December 31, 2001.

                              OWENS-ILLINOIS, INC.
                  CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
                   Three months ended March 31, 2002 and 2001
            (Millions of dollars, except share and per share amounts)

                                                                  2002           2001
                                                               ----------     ----------
Revenues:
   Net sales                                                   $  1,310.9     $  1,306.1
   Royalties and net technical assistance                             6.8            5.4
   Equity earnings                                                    6.0            3.6
   Interest                                                           5.3            6.5
   Other                                                              9.3           42.9
                                                               ----------     ----------
                                                                  1,338.3        1,364.5

Costs and expenses:
   Manufacturing, shipping, and delivery                          1,019.8        1,027.7
   Research and development                                          10.8           10.2
   Engineering                                                        7.8            6.8
   Selling and administrative                                        80.8           78.4
   Interest                                                         100.9          113.5
   Other                                                            484.0           46.9
                                                               ----------     ----------
                                                                  1,704.1        1,283.5
                                                               ----------     ----------
Earnings (loss) before items below                                 (365.8)          81.0

Provision (credit) for income taxes                                (131.7)          27.2

Minority share owners' interests in earnings of subsidiaries          4.5            4.9
                                                               ----------     ----------
Earnings (loss) before extraordinary item and
   cumulative effect of accounting change                          (238.6)          48.9

Extraordinary charge from early extinguishment of debt,
   net of applicable income taxes                                    (6.7)

Cumulative effect of accounting change                             (460.0)
                                                               ----------     ----------
Net earnings (loss)                                            $   (705.3)    $     48.9
                                                               ==========     ==========

                   Three months ended March 31, 2002 and 2001

                                                                  2002           2001
                                                               ----------     ----------
Basic net earnings (loss) per share of common stock
  Earnings (loss) before extraordinary item                    $    (1.67)    $     0.30
  Extraordinary charge                                              (0.05)
  Cumulative effect of accounting change                            (3.14)
                                                               ----------     ----------
  Net earnings (loss)                                          $    (4.86)    $     0.30
                                                               ==========     ==========
Weighted average shares outstanding (thousands)                   146,267        144,639
                                                               ==========     ==========
Diluted net earnings (loss) per share of common stock
  Earnings (loss) before extraordinary item                    $    (1.67)    $     0.30
  Extraordinary charge                                              (0.05)
  Cumulative effect of accounting change                            (3.14)
                                                               ----------     ----------
  Net earnings (loss)                                          $    (4.86)    $     0.30
                                                               ==========     ==========
Weighted diluted average shares (thousands)                       146,267        144,662
                                                               ==========     ==========

                             See accompanying notes.

                              OWENS-ILLINOIS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              March 31, 2002, December 31, 2001, and March 31, 2001
                              (Millions of dollars)

                                                                         March 31,        Dec. 31,         March 31,
                                                                           2002             2001             2001
                                                                    ---------------   ---------------   ---------------
Assets
Current assets:
   Cash, including time deposits                                    $         115.2   $         155.6   $         173.8
   Short-term investments, at cost which
      approximates market                                                      17.3              16.4              14.8
   Receivables, less allowances for losses and
      discounts ($59.6 at March 31, 2002, $71.1
      at December 31, 2001, and $53.4 at
      March 31, 2001)                                                         774.2             754.5             820.5
   Inventories                                                                897.6             836.7             858.1
   Prepaid expenses                                                           233.7             224.0             167.2
                                                                    ---------------   ---------------   ---------------

         Total current assets                                               2,038.0           1,987.2           2,034.4

Investments and other assets:
   Equity investments                                                         163.2             166.1             179.3
   Repair parts inventories                                                   187.8             199.2             221.4
   Prepaid pension                                                            900.2             879.5             796.1
   Insurance receivable for
      asbestos-related costs                                                   37.0              37.0              88.9
   Deposits, receivables, and other assets                                    569.0             582.4             492.2
   Goodwill                                                                 2,564.2           2,995.3           2,960.0
                                                                    ---------------   ---------------   ---------------

         Total other assets                                                 4,421.4           4,859.5           4,737.9

Property, plant, and equipment, at cost                                     5,834.2           5,796.2           5,467.8
Less accumulated depreciation                                               2,595.6           2,536.3           2,349.1
                                                                    ---------------   ---------------   ---------------

   Net property, plant, and equipment                                       3,238.6           3,259.9           3,118.7
                                                                    ---------------   ---------------   ---------------

Total assets                                                        $       9,698.0   $      10,106.6   $       9,891.0
                                                                    ===============   ===============   ===============

                                                                        March 31,         Dec. 31,         March 31,
                                                                          2002              2001             2001
                                                                    ---------------   ---------------   ---------------
Liabilities and Share Owners' Equity
Current liabilities:
   Short-term loans and long-term debt
      due within one year                                           $          86.4   $          71.2   $         106.7
   Current portion of asbestos-related liabilities                            220.0             220.0             200.0
   Accounts payable and other liabilities                                     940.1             940.3             931.3
                                                                    ---------------   ---------------   ---------------

         Total current liabilities                                          1,246.5           1,231.5           1,238.0

Long-term debt                                                              5,344.7           5,329.7           5,537.1

Deferred taxes                                                                326.1             465.2             233.6

Nonpension postretirement benefits                                            297.1             303.4             289.7

Other liabilities                                                             427.1             386.9             337.5

Asbestos-related liabilities                                                  492.5              78.8             275.9

Commitments and contingencies

Minority share owners' interests                                              148.3             159.3             166.0

Share owners' equity:
   Convertible preferred stock, par value
      $.01 per share, liquidation preference
      $50 per share, 9,050,000 shares
      authorized, issued and outstanding                                      452.5             452.5             452.5
   Common stock, par value $.01 per share
      250,000,000 shares authorized, 159,978,518 shares
      issued and outstanding, less 12,914,262 treasury
      shares at March 31, 2002 (159,411,845 issued and
      outstanding, less 12,932,897 treasury shares at
      December 31, 2001 and 157,999,945 issued and
      outstanding, less 12,929,397 treasury shares
      at March 31, 2001)                                                        1.6               1.6               1.6
   Capital in excess of par value                                           2,220.6           2,217.3           2,208.0
   Treasury stock, at cost                                                   (247.6)           (248.0)           (248.0)
   Retained earnings (deficit)                                               (406.1)            304.7              13.1
   Accumulated other comprehensive income                                    (605.3)           (576.3)           (614.0)
                                                                    ---------------   ---------------   ---------------

         Total share owners' equity                                         1,415.7           2,151.8           1,813.2
                                                                    ---------------   ---------------   ---------------

Total liabilities and share owners' equity                          $       9,698.0   $      10,106.6   $       9,891.0
                                                                    ===============   ===============   ===============

                             See accompanying notes.

                              OWENS-ILLINOIS, INC.
                        CONDENSED CONSOLIDATED CASH FLOWS
                   Three months ended March 31, 2002 and 2001
                              (Millions of dollars)

                                                                         2002            2001
                                                                      ----------       --------
Cash flows from operating activities:
   Net earnings (loss) before extraordinary item
      and cumulative effect of accounting change                      $   (238.6)      $   48.9
   Non-cash charges (credits):
      Depreciation                                                         107.4          100.7
      Amortization of deferred costs                                        12.2           32.8
      Future asbestos-related costs                                        475.0
      Deferred tax credit                                                 (161.5)          (2.9)
      Gains on asset sales                                                                (12.0)
      Other                                                                (40.3)         (22.0)
   Change in non-current operating assets                                    9.4           (9.0)
   Asbestos-related payments                                               (61.3)         (68.8)
   Asbestos-related insurance proceeds                                                    111.8
   Reduction of non-current liabilities                                    (14.0)          (1.5)
   Change in components of working capital                                 (51.9)        (141.2)
                                                                      ----------       --------
      Cash provided by operating activities                                 36.4           36.8

Cash flows from investing activities:
   Additions to property, plant, and equipment                            (112.3)         (93.1)
   Net cash proceeds from divestitures                                      17.0          113.6
   Acquisitions, net of cash acquired                                       (2.4)          (4.8)
                                                                      ----------       --------
      Cash provided by (utilized in) investing activities                  (97.7)          15.7

Cash flows from financing activities:
   Additions to long-term debt                                           1,073.7           39.3
   Repayments of long-term debt                                         (1,058.5)        (119.6)
   Payment of finance fees                                                 (18.0)
   Increase (decrease) in short-term loans                                  16.2           (9.6)
   Collateral deposits for certain derivative instruments                    8.6
   Convertible preferred stock dividends                                    (5.4)          (5.4)
   Treasury shares repurchased                                                             (5.2)
   Issuance of common stock and other                                        2.7            0.4
                                                                      ----------       --------
      Cash provided by (utilized in) financing activities                   19.3         (100.1)

Effect of exchange rate fluctuations on cash                                 1.6           (8.3)
                                                                      ----------       --------
Decrease in cash                                                           (40.4)         (55.9)

Cash at beginning of period                                                155.6          229.7
                                                                      ----------       --------
Cash at end of period                                                 $    115.2       $  173.8
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

                              OWENS-ILLINOIS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      Tabular data in millions of dollars,
                       except share and per share amounts

1. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                        Three months ended
                                                                             March 31,
                                                            -----------------------------------------
                                                                   2002                    2001
                                                            -----------------       -----------------
Numerator:
   Earnings (loss) before extraordinary item and
      cumulative effect of accounting change                $          (238.6)      $            48.9
      Convertible preferred stock dividends                              (5.4)                   (5.4)
-----------------------------------------------------------------------------------------------------
      Numerator for basic earnings (loss) per share -
      income (loss) available to common share owners        $          (244.0)      $            43.5
=====================================================================================================
Denominator:
   Denominator for basic earnings (loss) per share -
      weighted average shares outstanding                         146,267,373             144,638,664
   Effect of dilutive securities:
      Stock options                                                                             2,914
      Exchangeable preferred stock                                                             20,799
-----------------------------------------------------------------------------------------------------
   Dilutive potential common shares                                                            23,713
-----------------------------------------------------------------------------------------------------
      Denominator for diluted earnings (loss) per share -
      adjusted weighted average shares and assumed
      exchanges of preferred stock for common stock               146,267,373             144,662,377
=====================================================================================================
Basic earnings (loss) per share                             $           (1.67)      $            0.30
=====================================================================================================
Diluted earnings (loss) per share                           $           (1.67)      $            0.30
=====================================================================================================

For the three months ended March 31, 2002, diluted earnings per share of common stock are equal to basic earnings per share of common stock due to the net loss. The Convertible preferred stock was not included in the computation March 31, 2001 diluted earnings per share since the result would have been antidilutive. Options to purchase 7,769,277 weighted average shares of common stock which were outstanding during the three months ended March 31, 2001, were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

2.  INVENTORIES

Major classes of inventory are as follows:

                                                                       March 31,          Dec. 31,          March 31,
                                                                          2002              2001              2001
                                                                    ---------------   ---------------   ---------------
     Finished goods                                                 $         701.0   $         641.8   $         660.3
     Work in process                                                            9.9               6.2               8.9
     Raw materials                                                            119.7             125.3             120.8
     Operating supplies                                                        67.0              63.4              68.1
                                                                    ---------------   ---------------   ---------------

                                                                    $         897.6   $         836.7   $         858.1
                                                                    ===============   ===============   ===============

3.  LONG-TERM DEBT

The following table summarizes the long-term debt of the Company:

                                                                        March 31,         Dec. 31,         March 31,
                                                                          2002              2001             2001
                                                                    ---------------   ---------------   ---------------
Secured Credit Agreement:
   Revolving Credit Facility:
       Revolving Loans                                              $       2,424.1   $       2,410.4
   Term Loan                                                                   65.0           1,045.0
Second Amended and Restated Credit Agreement
   Revolving Credit Facility:
      Revolving Loans                                                                                   $       2,852.6
      Offshore Loans:
         Australian dollars -- 1.26 billion                                                                       612.8
         British pounds -- 133.0 million                                                                          188.7
Senior Secured Notes:
   8.88%, due 2009                                                          1,000.0
Senior Notes:
   7.85%, due 2004                                                            300.0             300.0             300.0
   7.15%, due 2005                                                            350.0             350.0             350.0
   8.10%, due 2007                                                            300.0             300.0             300.0
   7.35%, due 2008                                                            250.0             250.0             250.0
Senior Debentures:
   7.50%, due 2010                                                            250.0             250.0             250.0
   7.80%, due 2018                                                            250.0             250.0             250.0
Other                                                                         184.5             205.1             213.8
-----------------------------------------------------------------------------------------------------------------------

                                                                            5,373.6           5,360.5           5,567.9

   Less amounts due within one year                                            28.9              30.8              30.8
-----------------------------------------------------------------------------------------------------------------------

      Long-term debt                                                $       5,344.7   $       5,329.7   $       5,537.1
=======================================================================================================================

In April 2001, certain of the Company's subsidiaries (the "Borrowers") entered into the Secured Credit Agreement (the "Agreement") with a group of banks, which expires on March 31, 2004. The Agreement provides for a $3.0 billion revolving credit facility (the "Revolving Credit Facility") and a $1.5 billion term loan (the "Term Loan"). The Agreement includes an Overdraft Account Facility providing for aggregate borrowings up to $50 million which reduce the amount available for borrowing under the Revolving Credit Facility. The Agreement also provides for the issuance of letters of credit totaling up to $500 million, which also reduce the amount available for borrowings under the Revolving Credit Facility. At March 31, 2002, the Company had unused credit of $479.5 million available under the Secured Credit Agreement.

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

The interest rate on borrowings under the Revolving Credit Facility is, at the Borrower's option, the Base Rate or a reserve adjusted Eurodollar rate. The interest rate on borrowings under the Revolving Credit Facility also includes a margin linked to the Company's Consolidated Leverage Ratio, as defined in the Agreement. The margin is limited to ranges of 1.75% to 2.00% for Eurodollar loans and .75% to 1.00% for Base Rate loans. The interest rate on Overdraft Account loans is the Base Rate minus .50%. The weighted average interest rate on borrowings outstanding under the Revolving Credit Facility at March 31, 2002 was 3.91%. Including the effects of cross-currency swap agreements related to Revolving Credit Facility borrowings by the Company's Australian and U.K. subsidiaries, the weighted average interest rate was 4.90%. While no compensating balances are required by the Agreement, the Borrowers must pay a facility fee on the Revolving Credit Facility commitments of .50%.

The interest rate on borrowings under the Term Loan is, at the Borrowers' option, the Base Rate or a reserve adjusted Eurodollar rate. The interest rate on borrowings under the Term Loan also includes a margin of 2.50% for Eurodollar loans and 1.50% for Base Rate loans. The weighted average interest rate on borrowings outstanding under the Term Loan at March 31, 2002 was 4.42%.

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

During January 2002, a subsidiary of the Company completed a $1.0 billion private placement of senior secured notes. The notes bear interest at 8 7/8% and are due February 15, 2009. The notes are guaranteed by substantially all of the Company's domestic subsidiaries. The assets of substantially all of the Company's domestic subsidiaries are pledged as security for the notes. The issuing subsidiary used the net cash proceeds from the notes to reduce the outstanding term loan under the Agreement by $980 million. As a result, the Company wrote off unamortized deferred financing fees in January 2002 related to the term loan and recorded an extraordinary charge totaling $10.9 million less applicable income taxes of $4.2 million. The indenture for the notes restricts among other things, the ability of the Company's subsidiaries to borrow money, pay dividends on, or redeem or repurchase stock, make investments, create liens, enter into certain transactions with affiliates, and sell certain assets or merge with or into other companies.

4. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS

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

The following information presents condensed consolidating statements of operations, statements of cash flows, and balance sheets for the periods and as of the dates indicated.

                                                                March 31, 2002
                                      ------------------------------------------------------------------------
                                                                        Non-
                                                       Guarantor     Guarantor
                                         Parent      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                      ------------   ------------   ------------   ------------   ------------
Balance Sheet
-------------
Current assets:
   Accounts receivable                $          -   $          -   $      774.2   $          -   $      774.2
   Inventories                                                             897.6                         897.6
   Other current assets                       77.0                         289.2                         366.2
                                      ------------   ------------   ------------   ------------   ------------
Total current assets                          77.0              -        1,961.0              -        2,038.0
Investments in and advances
   to subsidiaries                         3,554.8        1,854.8                      (5,409.6)             -
Goodwill                                                                 2,564.2                       2,564.2
Other non-current assets                      37.0                       1,820.2                       1,857.2
                                      ------------   ------------   ------------   ------------   ------------
Total other assets                         3,591.8        1,854.8        4,384.4       (5,409.6)       4,421.4
Property, plant and
   equipment, net                                                        3,238.6                       3,238.6
                                      ------------   ------------   ------------   ------------   ------------
Total assets                          $    3,668.8   $    1,854.8   $    9,584.0   $   (5,409.6)  $    9,698.0
                                      ============   ============   ============   ============   ============
Current liabilities :
   Accounts payable and
      accrued liabilities             $          -   $          -   $      940.1   $          -   $      940.1
   Current portion of
      asbestos liability                     220.0                                                       220.0
   Short-term loans and
      long-term debt due
      within one year                                                       86.4                          86.4
                                      ------------   ------------   ------------   ------------   ------------
Total current liabilities                    220.0              -        1,026.5              -        1,246.5
Long-term debt                             1,700.0                       5,344.7       (1,700.0)       5,344.7
Asbestos-related liabilities                 492.5                                                       492.5
Other non-current liabilities
   and minority interests                   (159.4)                      1,358.0                       1,198.6
Capital structure                          1,415.7        1,854.8        1,854.8       (3,709.6)       1,415.7
                                      ------------   ------------   ------------   ------------   ------------
Total liabilities and
  share owners' equity                $    3,668.8   $    1,854.8   $    9,584.0   $   (5,409.6)  $    9,698.0
                                      ============   ============   ============   ============   ============

                                                                 December 31, 2001
                                      ------------------------------------------------------------------------
                                                                        Non-
                                                       Guarantor     Guarantor
                                         Parent      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                      ------------   ------------   ------------   ------------   ------------
Balance Sheet
-------------
Current assets:
   Accounts receivable                $          -   $          -   $      754.5   $          -   $      754.5
   Inventories                                                             836.7                         836.7
   Other current assets                       77.0                         319.0                         396.0
                                      ------------   ------------   ------------   ------------   ------------
Total current assets                          77.0              -        1,910.2              -        1,987.2
Investments in and advances
   to subsidiaries                         4,022.0        2,322.0                      (6,344.0)             -
Goodwill                                                                 2,995.3                       2,995.3
Other non-current assets                      37.0                       1,827.2                       1,864.2
                                      ------------   ------------   ------------   ------------   ------------
Total other assets                         4,059.0        2,322.0        4,822.5       (6,344.0)       4,859.5
Property, plant and
   equipment, net                                                        3,259.9                       3,259.9
                                      ------------   ------------   ------------   ------------   ------------
Total assets                          $    4,136.0   $    2,322.0   $    9,992.6   $   (6,344.0)  $   10,106.6
                                      ============   ============   ============   ============   ============
Current liabilities :
   Accounts payable and
      accrued liabilities             $          -   $          -   $      940.3   $          -   $      940.3
   Current portion of
      asbestos liability                     220.0                                                       220.0
   Short-term loans and
      long-term debt due
      within one year                                                       71.2                          71.2
                                      ------------   ------------   ------------   ------------   ------------
Total current liabilities                    220.0              -        1,011.5              -        1,231.5
Long-term debt                             1,700.0                       5,329.7       (1,700.0)       5,329.7
Asbestos-related liabilities                  78.8                                                        78.8
Other non-current liabilities
   and minority interests                    (14.6)                      1,329.4                       1,314.8
Capital structure                          2,151.8        2,322.0        2,322.0       (4,644.0)       2,151.8
                                      ------------   ------------   ------------   ------------   ------------
Total liabilities and
   share owners' equity               $    4,136.0   $    2,322.0   $    9,992.6   $   (6,344.0)  $   10,106.6
                                      ============   ============   ============   ============   ============

                                                                March 31, 2001
                                      ------------------------------------------------------------------------
                                                                        Non-
                                                       Guarantor     Guarantor
                                         Parent      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                      ------------   ------------   ------------   ------------   ------------
Balance Sheet
-------------
Current assets:
   Accounts receivable                $          -   $          -   $      820.5   $          -   $      820.5
   Inventories                                                             858.1                         858.1
   Other current assets                       70.0                         285.8                         355.8
                                      ------------   ------------   ------------   ------------   ------------
Total current assets                          70.0              -        1,964.4              -        2,034.4

Investments in and ad-
   vances to subsidiaries                  6,601.8        2,064.8                      (8,666.6)             -
Goodwill                                                                 2,960.0                       2,960.0
Other non-current assets                      88.9                       1,689.0                       1,777.9
                                      ------------   ------------   ------------   ------------   ------------
Total other assets                         6,690.7        2,064.8        4,649.0       (8,666.6)       4,737.9
Property, plant and
   equipment, net                                                        3,118.7                       3,118.7
                                      ------------   ------------   ------------   ------------   ------------
Total assets                          $    6,760.7   $    2,064.8   $    9,732.1   $   (8,666.6)  $    9,891.0
                                      ============   ============   ============   ============   ============
Current liabilities :
   Accounts payable and
      accrued liabilities             $          -   $          -   $      931.3   $          -   $      931.3
   Current portion of
      asbestos liability                     200.0                                                       200.0
   Short-term loans and
      long-term debt due
      within one year                                                      106.7                         106.7
                                      ------------   ------------   ------------   ------------   ------------
Total current liabilities                    200.0              -        1,038.0              -        1,238.0
Long-term debt                             4,537.0                       5,537.1       (4,537.0)       5,537.1
Asbestos-related liabilities                 275.9                                                       275.9
Other non-current liabilities
   and minority interests                    (65.4)                      1,092.2                       1,026.8
Capital structure                          1,813.2        2,064.8        2,064.8       (4,129.6)       1,813.2
                                      ------------   ------------   ------------   ------------   ------------
Total liabilities and
  share owners' equity                $    6,760.7   $    2,064.8   $    9,732.1   $   (8,666.6)  $    9,891.0
                                      ============   ============   ============   ============   ============

                                                        Three months ended March 31, 2002
                                      ------------------------------------------------------------------------
                                                                        Non-
                                                       Guarantor     Guarantor
                                         Parent      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                      ------------   ------------   ------------   ------------   ------------
Results of Operations
---------------------

Net sales                             $          -   $          -   $    1,310.9   $          -   $    1,310.9
External interest income                                                     5.3                           5.3
Intercompany interest income                  33.1           33.1                         (66.2)             -
Equity earnings from subsidiaries             70.2         (396.5)                        326.3              -
Other equity earnings                                                        6.0                           6.0
Other revenue                                                               16.1                          16.1
                                      ------------   ------------   ------------   ------------   ------------
   Total revenue                             103.3         (363.4)       1,338.3          260.1        1,338.3

Manufacturing, shipping,
   and delivery                                                          1,019.8                       1,019.8
Research, engineering, selling,
   administrative, and other                 475.0                         108.4                         583.4
External interest expense                     33.1                          67.8                         100.9
Intercompany interest expense                                33.1           33.1          (66.2)             -
                                      ------------   ------------   ------------   ------------   ------------
   Total costs and expense                   508.1           33.1        1,229.1          (66.2)       1,704.1

Earnings (loss) before items below          (404.8)        (396.5)         109.2          326.3         (365.8)

Provision (credit) for income taxes         (166.2)                         34.5                        (131.7)

Minority share owners' interests
   in earnings of subsidiaries                                               4.5                           4.5
                                      ------------   ------------   ------------   ------------   ------------
Earnings (loss) before extraordinary
   charge and cumulative effect
   of accounting change                     (238.6)        (396.5)          70.2          326.3         (238.6)
Extraordinary charge                          (6.7)                         (6.7)           6.7           (6.7)
Cumulative effect of accounting
   change                                   (460.0)                       (460.0)         460.0         (460.0)
                                      ------------   ------------   ------------   ------------   ------------
Net income (loss)                     $     (705.3)  $     (396.5)  $     (396.5)  $      793.0   $     (705.3)
                                      ============   ============   ============   ============   ============

                                                           Three months ended March 31, 2001
                                      ------------------------------------------------------------------------
                                                                        Non-
                                                       Guarantor     Guarantor
                                         Parent      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                      ------------   ------------   ------------   ------------   ------------
Results of Operations
---------------------
Net sales                             $          -   $          -   $    1,306.1   $          -   $    1,306.1
External interest income                                                     6.5                           6.5
Intercompany interest income                  84.8           84.8                        (169.6)             -
Equity earnings from subsidiaries             48.9           48.9                         (97.8)             -
Other equity earnings                                                        3.6                           3.6
Other revenue                                                               48.3                          48.3
                                      ------------   ------------   ------------   ------------   ------------
   Total revenue                             133.7          133.7        1,364.5         (267.4)       1,364.5
Manufacturing, shipping,
   and delivery                                                          1,027.7                       1,027.7
Research, engineering, selling,
   administrative, and other                                               142.3                         142.3
External interest expense                     84.8                          28.7                         113.5
Intercompany interest expense                                84.8           84.8         (169.6)             -
                                      ------------   ------------   ------------   ------------   ------------
   Total costs and expense                    84.8           84.8        1,283.5         (169.6)       1,283.5

Earnings before items below                   48.9           48.9           81.0          (97.8)          81.0

Provision for income taxes                                                  27.2                          27.2

Minority share owners' interests
   in earnings of subsidiaries                                               4.9                           4.9
                                      ------------   ------------   ------------   ------------   ------------
Net income (loss)                     $       48.9   $       48.9   $       48.9   $      (97.8)  $       48.9
                                      ============   ============   ============   ============   ============

                                                           Three months ended March 31, 2002
                                      ------------------------------------------------------------------------
                                                                        Non-
                                                       Guarantor     Guarantor
                                         Parent      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                      ------------   ------------   ------------   ------------   ------------
Cash Flows
----------
Cash provided by
   (used in) operating
   activities                         $      (61.3)  $          -   $       97.7   $          -   $       36.4
Cash provided by
   (used in) investing
   activities                                                              (97.7)                        (97.7)
Cash provided by
(used in) financing
   activities                                 61.3                         (42.0)                         19.3
Effect of exchange
   rate change on cash                                                       1.6                           1.6
                                      ------------   ------------   ------------   ------------   ------------
Net change in cash                               -              -          (40.4)             -          (40.4)
Cash at beginning
   of period                                                               155.6                         155.6
                                      ------------   ------------   ------------   ------------   ------------
Cash at end
   of period                          $          -   $          -   $      115.2   $          -   $      115.2
                                      ============   ============   ============   ============   ============

                                                       Three months ended March 31, 2001
                                      ------------------------------------------------------------------------
                                                                        Non-
                                                       Guarantor     Guarantor
                                         Parent      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                      ------------   ------------   ------------   ------------   ------------
Cash Flows
----------
Cash provided by
   (used in) operating
   activities                         $       43.0   $          -   $       (6.2)  $          -   $       36.8
Cash provided by
   investing activities                                                     15.7                          15.7
Cash used in financing
   activities                                (43.0)                        (57.1)                       (100.1)
Effect of exchange
   rate change on cash                                                      (8.3)                         (8.3)
                                      ------------   ------------   ------------   ------------   ------------
Net change in cash                               -              -          (55.9)             -          (55.9)
Cash at beginning
   of period                                                               229.7                         229.7
                                      ------------   ------------   ------------   ------------   ------------
Cash at end
   of period                          $          -   $          -   $      173.8   $          -   $      173.8
                                      ============   ============   ============   ============   ============

5. CASH FLOW INFORMATION

Interest paid in cash aggregated $54.7 million for the first quarter of 2002 and $77.6 million for the first quarter of 2001. Income taxes paid in cash totaled $5.4 million for the first quarter of 2002 and $8.2 million for the first quarter of 2001.

6. COMPREHENSIVE INCOME

The Company's components of comprehensive income (loss) are net earnings (loss), change in fair value of certain derivative adjustments, and foreign currency translation adjustments. Total comprehensive income (loss) for the three month periods ended March 31, 2002 and 2001 amounted to $(734.3) million and $(58.7) million, respectively.

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

As of March 31, 2002, the Company estimates that it is a named defendant in asbestos lawsuits and claims involving approximately 24,000 plaintiffs and claimants.

Additionally, the Company has claims-handling agreements in place with many plaintiffs' counsel throughout the country. These agreements require evaluation and negotiation regarding whether particular claimants qualify under the criteria established by such agreements. The criteria for such claims include verification of a compensable illness and a reasonable probability of exposure to a product manufactured by the Company's former business unit during its manufacturing period ending in 1958. The Company believes that the bankruptcies of additional co-defendants, as discussed below, have resulted in an acceleration of the presentation and disposition of a number of claims under such agreements, which claims would otherwise have been presented and disposed of over the next several years. This acceleration is reflected in an increased number of pending asbestos claims and, to the extent disposed, contributes to an increase in asbestos-related payments which is expected to continue in the near term.

The Company is also a defendant in other asbestos-related lawsuits or claims involving maritime workers, medical monitoring claimants, co-defendants and property damage claimants. Based upon its past experience, the Company believes that these categories of lawsuits and claims will not involve any material liability and they are not included in the above description of pending matters.

Since receiving its first asbestos claim, the Company, as of March 31, 2002, has disposed of the asbestos claims of approximately 272,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $5,300. The Company's indemnity payments for these claims have varied on a per claim basis, and are expected to continue to vary considerably over time. As discussed above, a part of the Company's objective is to achieve, where possible, resolution of asbestos claims pursuant to claims-handling agreements. Under such agreements, qualification by meeting certain illness and exposure criteria has tended to reduce the number of claims presented to the Company that would ultimately be dismissed or rejected due to the absence of impairment or product exposure evidence. The Company expects that as a result, although aggregate spending may be lower, there may be an increase in the per claim average indemnity payment involved in such resolution. In this regard, although the average of such payments has been somewhat higher following the implementation of the claims-handling agreements in the mid-1990s, the annual average amount has not varied materially from year to year.

The Company believes that its ultimate asbestos-related contingent liability (i.e., its indemnity or other claim disposition costs plus related legal fees) cannot be estimated with certainty. In 1993, the Company established a liability of $975 million to cover indemnity payments and legal fees associated with the resolution of outstanding and expected future asbestos lawsuits and claims. In 1998, an additional liability of $250 million was established. During the third quarter of 2000, the Company established an additional liability of $550 million to cover the Company's estimated indemnity payments and legal fees arising from outstanding asbestos personal injury lawsuits and claims and asbestos personal injury lawsuits and claims expected to be filed in the ensuing several years. The Company's ability to reasonably estimate its liability has been significantly affected by the volatility of asbestos-related litigation in the United States, the expanding list of non-traditional defendants that have been sued in this litigation and found liable for substantial damage awards, the continued use of litigation screenings to generate new lawsuits, the large number of claims asserted or filed by parties who claim prior exposure to asbestos materials but have no present physical impairment as a result of such exposure, and the growing number of co-defendants that have filed for bankruptcy. Since the beginning of 2000, A. P. Green Industries, Inc., Armstrong World Industries, Babcock & Wilcox, Federal-Mogul Corporation, Fibreboard Corporation, G-I Holdings (GAF), Harbison-Walker Refractories Group, Kaiser Aluminum Corporation, North American Refractories Co., Owens Corning, Pittsburgh-Corning, Plibrico Company, Porter Hayden Company, USG Corporation, W.
R. Grace & Co. and several other smaller companies have sought protection under Chapter 11 of the Bankruptcy Code.

The Company has continued to monitor trends which may affect its ultimate liability and has continued to analyze the developments and variables affecting or likely to affect the resolution of pending and future asbestos claims against the Company. The Company expects that the gross amount of total asbestos-related payments will be moderately lower in 2002 compared to 2001 and will continue to decline thereafter as the number of potential claimants continues to decrease. However, the trend toward lower aggregate annual payments has not occurred as soon as had been anticipated when the additional liability was established in 2000. In addition, the number of claims and lawsuits filed against the Company has exceeded the number anticipated at that time. In early March 2002, the Company initiated a comprehensive review to determine whether further adjustment of asbestos-related liabilities was appropriate. At the conclusion of this review in April, the Company determined that an additional charge of $475 million would be appropriate to adjust the reserve for estimated future asbestos-related costs. The March 31, 2002 adjusted reserve reflects (i) the Company's estimate at that date of the reasonably probable contingent liability for asbestos claims already asserted against the Company, (ii) the Company's estimate at that date of the contingent liability for preexisting but unasserted asbestos claims for prior periods arising under its administrative claims-handling agreements with various plaintiffs' counsel,
(iii) the Company's estimate at that time of the contingent liability for asbestos claims not yet asserted against the Company, but which the Company believes it is reasonably probable will be asserted in the future, to the degree that such an estimation as to future claims is possible, and (iv) the Company's estimate of legal defense costs likely to be incurred in connection with the foregoing types of claims. The company believes that any possible loss or range of loss in addition to the foregoing charge cannot be reasonably estimated.

Other litigation is pending against the Company, in many cases involving ordinary and routine claims incidental to the business of the Company and in others presenting allegations that are nonroutine and involve compensatory, punitive or treble damage claims as well as other types of relief.

The ultimate legal and financial liability of the Company in respect to the lawsuits and proceedings referred to above, in addition to other pending litigation, cannot be estimated with certainty. The Company's reported results of operations for 2002 have been materially affected by the $475 million first quarter charge and asbestos-related payments continue to be a significant use of the Company's cash. However, the Company believes, based on its examination and review of the matters discussed above and its experience to date, that such ultimate liability will not materially affect the Company's ongoing operating capabilities or its ability to make necessary and appropriate investments in its business and working capital and thus will not have a material adverse effect upon the Company's liquidity or financial position on a long-term basis.

8.  SEGMENT INFORMATION

The Company operates in the rigid packaging industry. The Company has two reportable product segments within the rigid packaging industry: (1) Glass Containers and (2) Plastics Packaging. The Plastics Packaging segment consists of two business units - consumer products (plastic containers and closures) and prescription products. The Other segment consists primarily of the Company's labels and carriers products business unit, substantially all of which was divested in early 2001.

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

Financial information for the three-month periods ended March 31, 2002 and 2001 regarding the Company's product segments is as follows (certain amounts from prior year have been reclassified to conform to current year presentation):

                                                                            Elimina-
                                                                             tions
                                                                   Total      and     Consoli-
                                    Glass    Plastics             Product    Other      dated
                                 Containers  Packaging    Other   Segments  Retained    Totals
-----------------------------------------------------------------------------------------------
Net sales:
   March 31, 2002               $     870.1  $   440.8  $      -  $1,310.9            $ 1,310.9
   March 31, 2001                     841.8      459.8       4.5   1,306.1              1,306.1
===============================================================================================
EBIT, excluding unusual items
   and goodwill amortization:
   March 31, 2002               $     151.1  $    74.8  $      -  $  225.9  $  (21.1) $   204.8
   March 31, 2001                     132.1       78.9       0.2     211.2     (13.2)     198.0
===============================================================================================
Unusual items:
   March 31, 2002
    Adjustment of reserve
      for future asbestos-
      related costs                                                         $ (475.0) $  (475.0)

   March 31, 2001
    Gain on the sale of a
      minerals business in
      Australia                 $      10.3                       $   10.3                 10.3
    Gain on the sale of the
      Company's label
      business                                          $    2.8       2.8                  2.8
===============================================================================================

The reconciliation of EBIT to earnings before income taxes and minority share owners' interests in earnings of subsidiaries for the three-month periods ended March 31, 2002 and 2001 is as follows:

                                              March 31, 2002     March 31, 2001
-------------------------------------------------------------------------------
EBIT, excluding unusual items and
   goodwill amortization, for
   reportable segments                        $        225.9     $        211.2
Unusual items excluded from reportable
   segment information                                (475.0)              13.1
Amortization of goodwill                                                  (23.1)
Eliminations and other retained                        (21.1)             (13.2)
Net interest expense                                   (95.6)            (107.0)
-------------------------------------------------------------------------------
Total                                         $       (365.8)    $         81.0
===============================================================================

9.  ADOPTION OF NEW ACCOUNTING STANDARD - GOODWILL

On January 1, 2002, the Company adopted Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS No. 142"). As required by FAS No. 142, the Company is no longer amortizing goodwill, but will be reviewing annually (or more frequently if impairment indicators arise) for impairment.

During the first quarter of 2002, the Company completed an impairment test under FAS No. 142 using the business enterprise value ("BEV") of each reporting unit which was calculated as of the measurement date, January 1, 2002, by determining the present value of debt-free, after tax future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer. This BEV was then compared to the book value of each reporting unit as of the measurement date to assess whether an impairment existed under FAS 142. Based on this comparison, the Company determined that an impairment existed in its consumer products reporting unit of the Plastics Packaging segment. The consumer products reporting unit operates in a highly competitive and fragmented industry. This industry has excess capacity which has created downward pricing pressure. The Company lowered its earnings and cash flow projections for this unit for the next several years which resulted in a lower BEV. Following a review of the valuation of the assets of the consumer products reporting unit, the Company recorded an impairment charge of $460 million to reduce the reported value of its goodwill. As required by FAS No. 142, the transitional impairment loss has been recognized as the cumulative effect of a change in method of accounting.

The following pro forma earnings and earnings per share data for 2001 have been presented on a pro forma basis to eliminate goodwill amortization of $23.1 million, or $0.16 per share, as required by FAS No. 142.

                                                Three months ended March 31,
                                                ----------------------------
                                                     2002           2001
                                                -------------   ------------
                                                   (Actual)      (Pro forma)
Earnings (loss) before extraordinary item and
   cumulative effect of accounting change       $      (238.6)  $       72.0
   Per share - basic                                    (1.67)          0.46
   Per share - diluted                                  (1.67)          0.46

Net earnings (loss)                             $      (705.3)  $       72.0
   Per share - basic                                    (4.86)          0.46
   Per share - diluted                                  (4.86)          0.46

10.  RESTRUCTURING ACCRUALS

During the second quarter of 2001, the Company recorded net charges of $82.1 million for a restructuring program and impairment at certain of the Company's international and domestic operations. The charge includes the impairment of assets at the Company's affiliate in Puerto Rico and the consolidation of manufacturing capacity and the closing of a facility in Venezuela. The program also includes consolidation of capacity at certain other international and domestic facilities in response to decisions about pricing and market strategy. The Company expects its actions related to these restructuring and impairment charges to be completed during the next several quarters.

The Company also has remaining restructuring accruals related to a capacity realignment program initiated in 2000. The program principally involved the closing of three U.S. glass container plants. During 2002, the Company has partially reopened one of these facilities, and as such, has reversed a portion of the original charge. The Company expects that it will continue to make cash payments over the next several quarters for on-going costs related to the closing of these facilities.

Selected information relating to the above restructuring accruals follows:

Remaining accruals as of  December 31, 2001          $  37.5

Write-down of assets to net realizable value            (8.8)

Net cash paid                                           (2.4)

Reversal of previous restructuring charge               (3.2)
                                                     -------
Remaining accrual as of March 31, 2002               $  23.1
                                                     =======

11. DERIVATIVE INSTRUMENTS

Under the terms of the April 2001 Secured Credit Agreement, international affiliates are only permitted to borrow in U.S. dollars. In order to manage the international affiliates' exposure to fluctuating foreign exchange rates, the Company's affiliates in Australia and the United Kingdom have entered into currency swaps for the principal portion of their initial borrowings under the Agreement and for their interest payments due under the Agreement.

As of March 31, 2002, the Company's affiliate in Australia has swapped $650.0 million of borrowings into $1,275.0 million Australian dollars. This swap matures on March 31, 2003, with interest resets every 90 days. The interest reset terms of the swap approximate the terms of the U.S. dollar borrowings. This derivative instrument swaps both the interest and principal from U.S. dollars to Australian dollars and also swaps the interest rate from a U.S. based rate to an Australian based rate. The Company's affiliate in the United Kingdom has swapped $200.0 million of borrowings into 139.0 million British pounds. This swap also matures on March 31, 2003, with interest resets every 90 days. This derivative instrument swaps both the interest and principal from U.S. dollars to British pounds and also swaps the interest rate from a U.S. based rate to a British based rate.

On October 1, 2001, the Company completed the acquisition of the Canadian glass container assets of Consumers Packaging Inc. for a purchase price of approximately $150 million. The Company financed this purchase through borrowings under the Secured Credit Agreement, of which $100 million was transferred to Canada through intercompany loans in U.S. dollars with the remaining $50 million being transferred as equity. The Company's affiliate in Canada has entered into swap transactions to manage the affiliate's exposure to fluctuating foreign exchange rates by swapping the principal and interest portion of the intercompany loan. At March 31, 2002, the Canadian affiliate has swapped $90.0 million of borrowings into $142.0 million Canadian dollars. This swap matures on October 1, 2003. This derivative instrument swaps both the interest and principal from U.S. dollars to Canadian dollars and also swaps the interest rate from a U.S. based rate to a Canadian based rate. The affiliate has also entered in forward hedges which effectively swap $10.0 million of borrowings into $16.0 million Canadian dollars. These hedges swap both the interest and principal from U.S. dollars to Canadian dollars and mature monthly.

The Company recognizes the above derivatives on the balance sheet at fair value. The Company accounts for the above swaps as fair value hedges. As such, the changes in the value of the swaps are included in other expense and are expected to substantially offset any exchange rate gains or losses on the related U.S. dollar borrowings. For the three months ended March 31, 2002, the amount not offset was immaterial.

The Company also uses commodity futures contracts related to forecasted natural gas requirements. The objective of these futures contracts is to limit the fluctuations in prices paid and the potential volatility in earnings or cash flows from future market price movements. During January 2002, the Company entered into commodity futures contracts for approximately 50% of its domestic natural gas usage (approximately 800 million BTUs) through the end of 2002.

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

The above futures contracts are accounted for as cash flow hedges at March 31, 2002. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting anticipated cash flows of the hedged transactions. For hedged forecasted transactions, hedge accounting will be discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses will be recorded to earnings immediately.

During the three months ended March 31, 2002, an unrealized net gain of $3.0 million after tax of $1.6 million related to these commodity futures contracts was included in OCI. There was no ineffectiveness recognized during the three months ended March 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS -- FIRST QUARTER 2002 COMPARED WITH FIRST QUARTER 2001

The Company recorded a loss before extraordinary items and cumulative effect of accounting change of $238.6 million for the first quarter of 2002 compared to net earnings of $48.9 million for the first quarter of 2001. The net loss for the first quarter of 2002 of $705.3 million reflects $6.7 million of extraordinary charges from the early extinguishment of debt and $460.0 million from the cumulative effect the change in accounting for goodwill. Excluding the effects of the 2002 extraordinary item, cumulative effect of accounting change, and unusual item discussed below, the Company's first quarter 2002 net earnings of $70.2 million increased $10.2 million, or 17.0% from 2001 first quarter pro forma earnings, excluding unusual items, of $60.0 million, adjusted on a pro forma basis for the goodwill accounting change. Consolidated EBIT for the first quarter of 2002, excluding unusual items, was $204.8 million, an increase of $6.8 million, or 3.4%, compared to the first quarter of 2001 pro forma EBIT, excluding unusual items, of $198.0 million adjusted on a pro forma basis for the goodwill accounting change. The increase is principally due to higher EBIT for the Glass Containers segment, partially offset by lower EBIT of the Plastics Packaging segment, both as further discussed below. Interest expense, net of interest income, decreased $11.4 million from the 2001 period due to both lower interest rates and decreased levels of debt. Excluding the effect of the unusual item, the Company's estimated effective tax rate for the first quarter of 2002 was 31.6%. This compares with a rate of 28.7% for the first quarter of 2001 and 30.3% for the full year of 2001, adjusted on a pro forma basis to exclude the effects of goodwill amortization and unusual items. The increase in the 2002 estimated rate compared to the full year of 2001 is primarily the result of decreased international and domestic tax benefits and credits and a shift in estimated international earnings toward countries with higher effective tax rates.

Capsule segment results (in millions of dollars) for the first quarter of 2002 and 2001 were as follows:

                                 Net sales
                           (Unaffiliated customers)          EBIT (a)
-----------------------------------------------------------------------------
                               2002         2001       2002        2001 (c)(d)
                            ----------   ----------  ---------     ----------
Glass Containers            $    870.1   $    841.5  $   151.1     $    142.4
Plastics Packaging               440.8        457.6       74.8           78.9
Other                                           7.0                       3.0
-----------------------------------------------------------------------------
Segment totals                 1,310.9      1,306.1      225.9          224.3
   Eliminations and other
      retained items                                    (496.1)(b)      (13.2)
-----------------------------------------------------------------------------

Consolidated EBIT before
   goodwill amortization                                (270.2)         211.1

Amortization of goodwill                                                (23.1)
-----------------------------------------------------------------------------
Consolidated totals         $  1,310.9   $  1,306.1  $  (270.2)    $    188.0
=============================================================================

(a) EBIT consists of consolidated earnings before interest income, interest expense, provision for income taxes, and minority share owners' interests in earnings of subsidiaries.

(b) EBIT for 2002 includes a charge of $475.0 million related to adjustment of the reserve for estimated future asbestos-related costs.

(c) EBIT for 2001 includes gains totaling $13.1 related to the sale of the Company's label business and the sale of a minerals business in Australia. These items increased segment EBIT as follows: Glass Containers - $10.3 million; Other - $2.8 million.

(d) In accordance with SFAS No. 142, goodwill is no longer amortized beginning in 2002. In order to facilitate comparisons, goodwill amortization for 2001 has been reclassified out of the Glass Containers and Plastics Packaging segments and reported separately.

Consolidated net sales for the first quarter of 2002 increased $4.8 million, or 0.4%, over the prior year. Net sales of the Glass Containers segment increased $28.3 million, or 3.4%, over 2001. In North America, the additional sales from the October 2001 acquisition of the Canadian glass container operations were partially offset by decreased shipments of containers for beer. The combined U.S. dollar sales of the segment's other foreign affiliates decreased from the prior year. Increased shipments in Venezuela, Peru, and Poland were more than offset by lower shipments in portions of Europe, South America, and the Asia Pacific region affected by fewer shipping days resulting from extended holiday closings, the absence of the glass container operations in India, and the effects of a strong U.S. dollar. The effect of changing foreign currency exchange rates reduced U.S. dollar sales of the segment's foreign affiliates by approximately $19 million. Net sales of the Plastics Packaging segment decreased $19.0 million, or 4.1%, from 2001, reflecting increased shipments of plastic containers for food, juices and health care and closures for food and beverages, which were more than offset by lower shipments of containers for personal care and prescription packaging and the effects of lower resin costs on pass-through arrangements with customers. The effects of lower resin cost pass-throughs decreased sales approximately $7 million compared to the first quarter of 2001.

Excluding the effects of the 2002 and 2001 unusual items, consolidated EBIT for the first quarter of 2002 increased $6.8 million, or 3.4%, to $204.8 million from the 2001 pro forma EBIT of $198.0 million, adjusted on a pro forma basis to exclude goodwill amortization. EBIT of the Glass Containers segment increased $19.0 million to $151.1 million, compared to pro forma EBIT of $132.1 million in 2001. The combined U.S. dollar EBIT of the segment's foreign affiliates decreased slightly from prior year. Increased shipments in Venezuela, Peru, and Poland and lower energy costs worldwide were more than offset by lower shipments in portions of Europe, South America, and the Asia Pacific region affected by fewer shipping days resulting from extended holiday closings. In North America, Glass Container EBIT increased over 2001 principally as a result of lower costs for energy and the addition of the Canadian glass container operations in the fourth quarter of 2001, partially offset by lower shipments of containers for beer and the conversion of certain food and beverage containers to plastic packaging. EBIT of the Plastics Packaging segment decreased $4.1 million, or 5.2%, to $74.8 million compared to pro forma EBIT of $78.9 million in 2001. Increased shipments of plastic containers for food, juices and health care and closures for food and beverages were more than offset by lower shipments of containers for personal care and prescription packaging. EBIT from eliminations and other retained items, excluding the 2002 unusual item, decreased $7.9 million from 2001 reflecting lower net financial services income due to the sale of the Company's Harbor Capital Advisors business in the second quarter of 2001.

The first quarter of 2002 includes a pretax charge of $475.0 million ($308.8 million after tax) related to the adjustment of the reserve for estimated future asbestos-related costs. The first quarter of 2001 includes pretax gains totaling $13.1 million ($12.0 million after tax) related to the sale of the Company's label business and the sale of a minerals business in Australia.

ASBESTOS-RELATED CHARGE

The asbestos-related charge of $475.0 million ($308.8 million after tax) represents an adjustment of the reserve for estimated future asbestos-related costs. Following the completion of a comprehensive review of its asbestos-related liabilities and costs in April 2002, the Company concluded that an increase in the reserve was required to provide for estimated indemnity payments and legal fees arising from asbestos personal injury lawsuits and claims expected to be filed in the next several years. The adjustment increases the reserve for asbestos-related costs to $712.5 million as of March 31, 2002. Asbestos-related cash payments were $61.3 million for the first quarter of 2002, down from $68.8 million in the prior year period. The Company expects that asbestos-related cash payments will be moderately lower in 2002 than in the prior year, when such payments totaled $245.9 million. The Company anticipates that cash flows from operations and other resources will be sufficient to meet all asbestos-related obligations.

A former business unit of the Company produced a minor amount of specialized high-temperature insulation material containing asbestos from 1948 until 1958, when the business was sold. In line with its limited involvement with an asbestos-containing product and its exit from that business 44 years ago, the Company will continue to work aggressively to minimize the number of incoming cases and will continue to limit payments to only those impaired claimants who were exposed to the Company's products and whose claims have merit under applicable state law. During the first quarter of 2002, the number of asbestos-related claims pending decreased by approximately 10% from the previously reported level of approximately 27,000 at December 31, 2001.

CAPITAL RESOURCES AND LIQUIDITY

The Company's total debt at March 31, 2002 was $5.43 billion, compared to $5.33 billion at December 31, 2001 and $5.64 billion at March 31, 2001.

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

At March 31, 2002, the Company had available credit totaling $3.065 billion under the Agreement, of which $479.5 million had not been utilized. At March 31, 2001, the Company had $771.5 million of credit which had not been utilized under the Company's Second Amended and Restated Credit Agreement. The decrease is due in large part to the $150 million purchase of the Canadian glass container assets of Consumers Packaging Inc. in October 2001. Cash provided by operating activities was $36.4 million for the first three months 2002 compared to $36.8 million for the first three months of 2001.

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

The Company anticipates that cash flow from its operations and from utilization of credit available through March 2004 under the Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations. The Company expects that its total asbestos-related payments in 2002 will be moderately lower than 2001. Based on the Company's expectations regarding future payments for lawsuits and claims, and also based on the Company's expected operating cash flow, the Company believes that the payment of any deferred amounts of previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits and claims associated with asbestos, will not have a material adverse effect upon the Company's liquidity on a short-term or long-term basis.

The Company's Board of Directors has authorized the management of the Company to repurchase up to 20 million shares of the Company's common stock. Since July 1999, the Company has repurchased 12,932,897 shares for $248.0 million. No shares were repurchased during the first quarter of 2002. The Company may purchase its common stock from time to time on the open market depending on market conditions and other factors. During the term of the Agreement, the Company's total share repurchases are limited to the lesser of two million shares or $25 million. The Company believes that cash flows from its operations and from utilization of credit available under the Agreement will be sufficient to fund any such repurchases in addition to the obligations to its seasonal working capital needs, debt service, asbestos-related payments, and other obligations.

CRITICAL ACCOUNTING ESTIMATES

The Company's analysis and discussion of its financial condition and results of operations are based upon its consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The Company evaluates these estimates and assumptions on an ongoing basis, including but not limited to those related to pension benefit plans, contingencies and litigation, and goodwill. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities and may not be readily apparent from other sources. Actual results, under conditions and circumstances different from those assumed, may differ from estimates. The impact and any associated risks related to estimates and assumptions are discussed within Management's

Discussion and Analysis of Financial Condition and Results of Operations, as well as in the Notes to Condensed Consolidated Financial Statements, if applicable, where estimates and assumptions affect the Company's reported and expected financial results.

The Company believes that accounting for pension benefit plans, contingencies and litigation, and goodwill involves the more significant judgments and estimates used in the preparation of its consolidated financial statements:

Pension Benefit Plans Funded Status

Because of their funded status, the Company's principal pension benefit plans contributed pretax credits to earnings of approximately $20.9 for the first quarter of 2002 and approximately $24.3 for the first quarter of 2001. The Company expects that the amount of such credits for the full year 2002 will be approximately 15% lower than the full year of 2001. The 2002 decrease in pretax pension credits is attributed to lower expected return on assets and the addition of certain pension plans from the acquisition of the Canadian glass container assets of Consumers Packaging Inc. A one-half percentage point change in the actuarial assumption regarding the expected return on assets would result in a change of approximately $15 million in pretax pension credits for the full year. The funded status of the plans provides assurance of benefits for participating employees, but future effects on operating results depend on economic conditions and investment performance.

Contingencies and Litigation

The Company believes that its ultimate asbestos-related contingent liability (i.e., its indemnity or other claim disposition costs plus related legal fees) cannot be estimated with certainty. The Company's ability to reasonably estimate its liability has been significantly affected by the volatility of asbestos-related litigation in the United States, the expanding list of non-traditional defendants that have been sued in this litigation and found liable for substantial damage awards, the continued use of litigation screenings to generate new lawsuits, the large number of claims asserted or filed by parties who claim prior exposure to asbestos materials but have no present physical impairment as a result of such exposure, and the growing number of co-defendants that have filed for bankruptcy. The Company believes that the bankruptcies of additional co-defendants have resulted in an acceleration of the presentation and disposition of a number of claims under such agreements, which claims would otherwise have been presented and disposed of over the next several years. The Company continues to monitor trends which may affect its ultimate liability and continues to analyze the developments and variables affecting or likely to affect the resolution of pending and future asbestos claims against the Company. See Note 7 to the Condensed Consolidated Financial Statements for further information.

Goodwill

Beginning in 2002, the Company will evaluate goodwill annually (or more frequently if impairment indicators arise) for impairment. Goodwill impairment testing is performed using the business enterprise value ("BEV") of each reporting unit which is calculated as of a measurement date, by determining the present value of debt-free, after tax future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer. This BEV is then compared to the book value of each reporting unit as of the measurement date to assess whether an impairment exists under FAS 142. If certain assumptions in the BEV change, such as EBIT projections, cash flow projections, or risk adjusted cost of capital, goodwill may have to be written down.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

All borrowings under the April 2001 Secured Credit Agreement, including borrowings by foreign subsidiaries, are denominated in U.S. dollars. As described in Note 11 to the financial statements, certain amounts borrowed under the agreement by foreign subsidiaries have been swapped into the subsidiaries' functional currencies. During January 2002, a subsidiary of the Company completed a $1.0 billion private placement of senior secured notes. The notes bear interest at 8 7/8% and are due February 15, 2009. The issuing subsidiary used the net cash proceeds from the notes to reduce the outstanding term loan under the Secured Credit Agreement by $980 million. As a result, the Company's exposure to variable interest rates was reduced and the maturity of a significant portion of its debt was extended by five years. However, the higher interest rate on the notes will cause the Company to incur higher interest expense.

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

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In August 1998, the Company received a Notice of Violation from the United States Environmental Protection Agency regarding alleged opacity violations at its Oakland, California glass container plant from the period of 1994 through 1997. Certain furnaces at the plant are equipped with monitors that continuously monitor opacity. During this period, these furnaces had occasional upset and breakdown conditions that caused opacity excursions that were reported to the local air quality management district. This action by the EPA involves the same incidents that were resolved with the local air quality management district. The ultimate resolution of this matter is not expected to require any capital expenditure or change in operations.

In September 2001, the Virginia Department of Environmental Quality issued a Notice of Violation to the Company's plant located in Toano, Virginia, alleging violations of certain regulations in connection with certain changes that were made to the furnaces during repairs. The Company is currently attempting to resolve the issues by negotiating a settlement with the Virgina Department of Environmental Quality. As part of the proposed settlement, the Company would agree to certain production capacity limitations and may have to install abatement devices on the furnaces, which would require less than $2 million in capital expenditures.

For further information on legal proceedings, see Note 7 to the Condensed Consolidated Financial Statements, "Contingencies," that is included in Part I of this Report and is incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

           (a)  Exhibits:

                Exhibit 4.1 Second Amendment to Secured Credit Agreement dated as of April 19, 2002

                Exhibit 10.1 Second Amendment to Amended and Restated Owens-Illinois Supplemental Retirement Benefit Plan

                Exhibit 12 Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   OWENS-ILLINOIS, INC.

Date  May 15, 2002                 By /s/ Edward C. White
      -------------                   ----------------------------------------
                                      Edward C. White,
                                      Vice President and Controller
                                      (Principal Accounting Officer)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   OWENS-ILLINOIS GROUP, INC.

Date  May 15, 2002                 By /s/ Edward C. White
      -------------                   ----------------------------------------
                                      Edward C. White,
                                      Controller and Chief Accounting Officer
                                      (Principal Accounting Officer)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   OWENS-BROCKWAY PACKAGING, INC.

Date  May 15, 2002                 By /s/ Edward C. White
      -------------                   ----------------------------------------
                                      Edward C. White,
                                      Assistant Treasurer
                                      (Principal Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBITS
--------

  4.1       Second Amendment to Secured Credit Agreement dated as of April 19,
            2002

  10.1 Second Amendment to Amended and Restated Owens-Illinois Supplemental Retirement Benefit Plan

  12 Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends