Form 10-Q
period 2002-06-30
OWENS ILLINOIS INC /DE/
filed 2002-08-09
CIK 812074

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

   /X/         Quarterly Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934

                         For Quarter Ended June 30, 2002
                                       or
   / /        Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                              Owens-Illinois, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    Delaware                        1-9576                      22-2781933
-----------------                ------------               ------------------
(State or other                  (Commission                (IRS Employer
jurisdiction of                  File No.)                  Identification No.)
incorporation or
organization)

                         One SeaGate, Toledo, Ohio                      43666
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

     Owens-Illinois, Inc. $.01 par value common stock - 147,335,868 shares at July 31, 2002.

                         Part I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

The Condensed Consolidated Financial Statements presented herein are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated. Since the following unaudited condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

                              OWENS-ILLINOIS, INC.
                  CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
                    Three months ended June 30, 2002 and 2001
                 (Dollars in millions, except per share amounts)

                                                                    2002           2001
                                                               -------------  -------------
Revenues:
   Net sales                                                   $     1,497.3  $     1,389.8
   Royalties and net technical assistance                                6.3            7.5
   Equity earnings                                                       6.2            5.3
   Interest                                                              6.6            8.4
   Other                                                                 6.6          482.3
                                                               -------------  -------------
                                                                     1,523.0        1,893.3
Costs and expenses:
   Manufacturing, shipping, and delivery                             1,153.1        1,083.3
   Research and development                                              9.2           10.2
   Engineering                                                           9.7            7.9
   Selling and administrative                                           83.9          101.5
   Interest                                                            106.2          116.9
   Other                                                                10.9          131.5
                                                               -------------  -------------
                                                                     1,373.0        1,451.3
                                                               -------------  -------------
Earnings before items below                                            150.0          442.0

Provision for income taxes                                              47.3          193.1

Minority share owners' interests in earnings of subsidiaries             5.8            1.3
                                                               -------------  -------------
Earnings before extraordinary item                                      96.9          247.6

Extraordinary charge from early extinguishment of debt,
  net of applicable income taxes                                                       (4.1)
                                                               -------------  -------------
Net earnings                                                   $        96.9  $       243.5
                                                               =============  =============
Basic net earnings per share of common stock
  Earnings before extraordinary item                           $        0.62  $        1.67
  Extraordinary charge                                                                (0.03)
                                                               -------------  -------------
  Net earnings                                                 $        0.62  $        1.64
                                                               =============  =============
Weighted average shares outstanding (thousands)                      146,659        144,872
                                                               =============  =============
Diluted net earnings per share of common stock
  Earnings before extraordinary item                           $        0.62  $        1.61
  Extraordinary charge                                                                (0.03)
                                                               -------------  -------------
  Net earnings                                                 $        0.62  $        1.58
                                                               =============  =============
Weighted diluted average shares (thousands)                          148,222        153,697
                                                               =============  =============

                             See accompanying notes.

                              OWENS-ILLINOIS, INC.
                  CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
                     Six months ended June 30, 2002 and 2001
                 (Dollars in millions, except per share amounts)

                                                              2002        2001
                                                           ----------  ----------
Revenues:
  Net sales                                                $  2,808.2  $  2,695.9
  Royalties and net technical assistance                         13.1        12.9
  Equity earnings                                                12.2         8.9
  Interest                                                       11.9        14.9
  Other                                                          15.9       525.2
                                                           ----------  ----------
                                                              2,861.3     3,257.8

Costs and expenses:
  Manufacturing, shipping, and delivery                       2,172.9     2,111.0
  Research and development                                       20.0        20.4
  Engineering                                                    17.5        14.7
  Selling and administrative                                    164.7       179.9
  Interest                                                      207.1       230.4
  Other                                                         494.9       178.4
                                                           ----------  ----------
                                                              3,077.1     2,734.8
                                                           ----------  ----------

Earnings (loss) before items below                             (215.8)      523.0

Provision (credit) for income taxes                             (84.4)      220.3

Minority share owners' interests in earnings of
  subsidiaries                                                   10.3         6.2
                                                           ----------  ----------

Earnings (loss) before extraordinary items and
  cumulative effect of accounting change                       (141.7)      296.5

Extraordinary charges from early extinguishment of debt,
  net of applicable income taxes                                 (6.7)       (4.1)

Cumulative effect of accounting change                         (460.0)
                                                           ----------  ----------
Net earnings (loss)                                        $   (608.4) $    292.4
                                                           ==========  ==========

                     Six months ended June 30, 2002 and 2001

                                                            2002           2001
                                                        ------------   ------------
Basic net earnings (loss) per share of common stock
 Earnings (loss) before extraordinary items
  and cumulative effect of accounting change            $      (1.04)  $       1.98
 Extraordinary charges                                         (0.05)         (0.03)
 Cumulative effect of accounting change                        (3.14)
                                                        ------------   ------------
 Net earnings (loss)                                    $      (4.23)  $       1.95
                                                        ============   ============
Weighted average shares outstanding (thousands)              146,464        144,756
                                                        ============   ============

Diluted net earnings (loss) per share of common stock
 Earnings (loss) before extraordinary items
  and cumulative effect of accounting change            $      (1.04)  $       1.93
 Extraordinary charges                                         (0.05)         (0.03)
 Cumulative effect of accounting change                        (3.14)
                                                        ------------   ------------
 Net earnings (loss)                                    $      (4.23)  $       1.90
                                                        ============   ============
Weighted diluted average shares (thousands)                  146,464        153,638
                                                        ============   ============

                             See accompanying notes.

                              OWENS-ILLINOIS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               June 30, 2002, December 31, 2001, and June 30, 2001
                              (Dollars in millions)

                                                 June 30,     Dec. 31,     June 30,
                                                   2002         2001         2001
                                                ---------    ---------    ---------
Assets
Current assets:
  Cash, including time deposits                 $   139.3    $   155.6    $   145.8
  Short-term investments, at cost which
    approximates market                              16.7         16.4         14.4
  Receivables, less allowances for losses and
    discounts ($56.9 at June 30, 2002, $71.1
    at December 31, 2001, and $49.4 at
    June 30, 2001)                                  851.8        754.5        883.7
  Inventories                                       882.6        836.7        815.5
  Prepaid expenses                                  245.8        224.0        163.4
                                                ---------    ---------    ---------

      Total current assets                        2,136.2      1,987.2      2,022.8

Investments and other assets:
  Equity investments                                170.6        166.1        177.9
  Repair parts inventories                          191.7        199.2        207.2
  Prepaid pension                                   926.2        879.5        815.4
  Insurance receivable for
    asbestos-related costs                           22.5         37.0         51.5
  Deposits, receivables, and other assets           633.1        582.4        574.8
  Goodwill                                        2,661.7      2,995.3      2,958.8
                                                ---------    ---------    ---------

      Total other assets                          4,605.8      4,859.5      4,785.6

Property, plant, and equipment, at cost           5,947.6      5,796.2      5,467.6
Less accumulated depreciation                     2,664.7      2,536.3      2,395.0
                                                ---------    ---------    ---------

  Net property, plant, and equipment              3,282.9      3,259.9      3,072.6
                                                ---------    ---------    ---------

Total assets                                    $10,024.9    $10,106.6    $ 9,881.0
                                                =========    =========    =========

                                                          June 30,     Dec. 31,     June 30,
                                                            2002         2001        2001
                                                        -----------  -----------  ----------
Liabilities and Share Owners' Equity
Current liabilities:
  Short-term loans and long-term debt
    due within one year                                 $      92.4  $      71.2  $    107.6
  Current portion of asbestos-related liabilities             210.0        220.0       220.0
  Accounts payable and other liabilities                    1,053.0        940.3       857.6
                                                        -----------  -----------  ----------

      Total current liabilities                             1,355.4      1,231.5     1,185.2

Long-term debt                                              5,369.6      5,329.7     5,232.7

Deferred taxes                                                354.0        465.2       393.7

Nonpension postretirement benefits                            290.5        303.4       282.4

Other liabilities                                             485.5        386.9       382.6

Asbestos-related liabilities                                  452.1         78.8       199.3

Commitments and contingencies

Minority share owners' interests                              137.9        159.3       151.3

Share owners' equity:
  Convertible preferred stock, par value
    $.01 per share, liquidation preference
    $50 per share, 9,050,000 shares
    authorized, issued and outstanding                        452.5        452.5       452.5
  Common stock, par value $.01 per share
    250,000,000 shares authorized, 160,253,630 shares
    issued and outstanding, less 12,914,262 treasury
    shares at June 30, 2002 (159,411,845 issued and
    outstanding, less 12,932,897 treasury shares at
    December 31, 2001 and 159,415,245 issued and
    outstanding, less 12,929,397 treasury shares
    at June 30, 2001)                                           1.6          1.6         1.6
  Capital in excess of par value                            2,223.4      2,217.3     2,216.5
  Treasury stock, at cost                                    (247.6)      (248.0)     (248.0)
  Retained earnings (deficit)                                (314.6)       304.7       251.2
  Accumulated other comprehensive income (loss)              (535.4)      (576.3)     (620.0)
                                                        -----------  -----------  ----------

      Total share owners' equity                            1,579.9      2,151.8     2,053.8
                                                        -----------  -----------  ----------

Total liabilities and share owners' equity              $  10,024.9  $  10,106.6  $  9,881.0
                                                        ===========  ===========  ==========

                             See accompanying notes.

                              OWENS-ILLINOIS, INC.
                        CONDENSED CONSOLIDATED CASH FLOWS
                     Six months ended June 30, 2002 and 2001
                              (Dollars in millions)

                                                              2002        2001
                                                           ----------  ----------
Cash flows from operating activities:
  Net earnings (loss) before extraordinary items
    and cumulative effect of accounting change             $   (141.7) $    296.5
  Non-cash charges (credits):
    Depreciation                                                217.2       200.2
    Amortization of deferred costs                               25.0        66.6
    Restructuring costs and write-offs of certain assets                    123.3
    Future asbestos-related costs                               475.0
    Deferred tax provision (credit)                            (132.1)      160.8
    Gains on asset sales and divestitures                                  (470.3)
    Other                                                       (76.7)      (40.4)
  Change in non-current operating assets                          7.3        (3.8)
  Asbestos-related payments                                    (111.7)     (125.4)
  Asbestos-related insurance proceeds                            14.5       149.2
  Reduction of non-current liabilities                          (11.8)       (3.1)
  Change in components of working capital                       (24.8)     (245.3)
                                                           ----------  ----------
    Cash provided by operating activities                       240.2       108.3

Cash flows from investing activities:
  Additions to property, plant, and equipment                  (237.8)     (219.9)
  Net cash proceeds from divestitures                            19.2       581.5
  Acquisitions, net of cash acquired                             (3.5)      (31.6)
                                                           ----------  ----------
    Cash provided by (utilized in) investing activities        (222.1)      330.0

Cash flows from financing activities:
  Additions to long-term debt                                 1,166.0     3,673.6
  Repayments of long-term debt                               (1,150.4)   (4,089.2)
  Payment of finance fees                                       (18.0)      (62.1)
  Increase (decrease) in short-term loans                        25.7        (6.4)
  Collateral deposits for certain derivative instruments        (50.8)
  Convertible preferred stock dividends                         (10.7)      (10.7)
  Treasury shares repurchased                                                (5.2)
  Issuance of common stock and other                              5.4         0.7
                                                           ----------  ----------
    Cash utilized in financing activities                       (32.8)     (499.3)

Effect of exchange rate fluctuations on cash                     (1.6)      (22.9)
                                                           ----------  ----------
Decrease in cash                                                (16.3)      (83.9)

Cash at beginning of period                                     155.6       229.7
                                                           ----------  ----------
Cash at end of period                                      $    139.3  $    145.8
                                                           ==========  ==========

                             See accompanying notes.

                              OWENS-ILLINOIS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      Tabular data in millions of dollars,
                       except share and per share amounts

1. EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings per share:

---------------------------------------------------------------------------------------
                                                         Three months ended June 30,
                                                     ----------------------------------
                                                           2002               2001
                                                     ---------------    ---------------
Numerator:
  Earnings before extraordinary item                 $          96.9    $         247.6
  Convertible preferred stock dividends                         (5.4)              (5.4)
---------------------------------------------------------------------------------------

    Numerator for basic earnings per share -
    income available to common share owners                     91.5              242.2
  Effect of dilutive securities -
    convertible preferred stock dividends                                           5.4
---------------------------------------------------------------------------------------
    Numerator for diluted earnings per share -
    income (loss) available to common share owners
    owners after assumed exchanges of preferred
    stock for common stock                           $          91.5    $         247.6
=======================================================================================
Denominator:
  Denominator for basic earnings per share -
    weighted average shares outstanding                  146,659,065        144,871,523
  Effect of dilutive securities:
    Stock options and other                                1,562,757            235,829
    Convertible preferred stock                                               8,589,355
---------------------------------------------------------------------------------------
  Dilutive potential common shares                         1,562,757          8,825,184
---------------------------------------------------------------------------------------
    Denominator for diluted earnings per share -
    adjusted weighted average shares and
    assumed exchanges of preferred stock
    for common stock                                     148,221,822        153,696,707
=======================================================================================
Basic earnings per share                             $          0.62    $          1.67
=======================================================================================
Diluted earnings per share                           $          0.62    $          1.61
=======================================================================================

The convertible preferred stock was not included in the computation of the three months ended June 30, 2002 diluted earnings per share since the result would have been antidilutive. Options to purchase 4,387,775 and 7,803,516 weighted average shares of common stock which were outstanding during the three months ended June 30, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

--------------------------------------------------------------------------------------------
                                                               Six months ended June 30,
                                                          ----------------------------------
                                                                2002               2001
                                                          ---------------    ---------------
Numerator:
  Earnings (loss) before extraordinary item and
    cumulative effect of accounting change                $        (141.7)   $         296.5
  Convertible preferred stock dividends                             (10.7)             (10.7)
--------------------------------------------------------------------------------------------

    Numerator for basic earnings (loss) per share -
    income (loss) available to common share owners                 (152.4)             285.8
  Effect of dilutive securities -
    convertible preferred stock dividends                                               10.7
--------------------------------------------------------------------------------------------
    Numerator for diluted earnings per share -
    income available to common share owners
    after assumed exchanges of preferred stock
    for common stock                                      $        (152.4)   $         296.5
============================================================================================
Denominator:
  Denominator for basic earnings (loss) per share -
    weighted average shares outstanding                       146,464,301        144,755,737
  Effect of dilutive securities:
    Stock options                                                                    282,421
    Exchangeable preferred stock                                                      10,400
    Convertible preferred stock                                                    8,589,355
--------------------------------------------------------------------------------------------
  Dilutive potential common shares                                      -          8,882,176
--------------------------------------------------------------------------------------------
    Denominator for diluted earnings (loss) per share -
    adjusted weighted average shares and
    assumed exchanges of preferred stock
    for common stock                                          146,464,301        153,637,913
============================================================================================
Basic earnings (loss) per share                           $         (1.04)   $          1.98
============================================================================================
Diluted earnings (loss) per share                         $         (1.04)   $          1.93
============================================================================================

For the six months ended June 30, 2002, diluted earnings per share of common stock are equal to basic earnings per share of common stock due to the net loss. Options to purchase 7,786,397 weighted average shares of common stock which were outstanding during the six months ended June 30, 2001 were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

2. INVENTORIES

Major classes of inventories are as follows:

                            June 30,     Dec. 31,     June 30,
                              2002         2001         2001
                            --------     --------     --------
   Finished goods           $  689.1     $  641.8     $  619.2
   Work in process               6.3          6.2          8.4
   Raw materials               120.2        125.3        119.3
   Operating supplies           67.0         63.4         68.6
                            --------     --------     --------
                            $  882.6     $  836.7     $  815.5
                            ========     ========     ========

3. LONG-TERM DEBT

The following table summarizes the Company's consolidated long-term debt:

---------------------------------------------------------------------------
                                      June 30,      Dec. 31,      June 30,
                                        2002          2001          2001
                                     ----------    ----------    ----------
Secured Credit Agreement:
  Revolving Credit Facility:
    Revolving Loans                  $  2,456.1    $  2,410.4    $  2,309.0
  Term Loan                                65.0       1,045.0       1,045.0
Senior Secured Notes:
  8.875%, due 2009                      1,000.0
Senior Notes:
  7.85%, due 2004                         300.0         300.0         300.0
  7.15%, due 2005                         350.0         350.0         350.0
  8.10%, due 2007                         300.0         300.0         300.0
  7.35%, due 2008                         250.0         250.0         250.0
Senior Debentures:
  7.50%, due 2010                         250.0         250.0         250.0
  7.80%, due 2018                         250.0         250.0         250.0
Other                                     173.9         205.1         207.7
---------------------------------------------------------------------------
                                        5,395.0       5,360.5       5,261.7

  Less amounts due within one year         25.4          30.8          29.0
---------------------------------------------------------------------------

    Long-term debt                   $  5,369.6    $  5,329.7    $  5,232.7
===========================================================================

At June 30, 2002, the Company's subsidiary borrowers had unused credit of $442.1 million available under the Secured Credit Agreement.

The weighted average interest rate on borrowings outstanding under the Revolving Credit Facility at June 30, 2002 was 3.89%. Including the effects of cross-currency swap agreements related to Revolving Credit Facility borrowings by the Company's Australian, U.K., and Canadian subsidiaries, the weighted average interest rate was 5.18%.

The weighted average interest rate on borrowings outstanding under the Term Loan at June 30, 2002 was 4.36%.

During January 2002, a subsidiary of the Company completed a $1.0 billion private placement of senior secured notes. The notes bear interest at 8 7/8% and are due February 15, 2009. The notes are guaranteed by substantially all of the Company's domestic subsidiaries. The assets of substantially all of the Company's domestic subsidiaries are pledged as security for the notes. The issuing subsidiary used the net cash proceeds from the notes to reduce the outstanding Term Loan under the Agreement by $980.0 million. As a result, the Company wrote off unamortized deferred financing fees in January 2002 related to the Term Loan and recorded an extraordinary charge of $10.9 million less applicable income taxes of $4.2 million. The indenture for the notes restricts, among other things, the ability of the Company's subsidiaries to borrow money, pay dividends on, or redeem or repurchase stock, make investments, create liens, enter into certain transactions with affiliates, and sell certain assets or merge with or into other companies.

4. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS

During 2001, the Company amended the indentures governing the six series of senior notes and debentures in order to secure the Company's obligations under the indentures and the securities with a second lien on the intercompany debt and capital stock held by the two principal subsidiaries that own its glass container and plastics packaging businesses. In addition, the amendments also implemented a previously announced offer by the two principal subsidiaries to guarantee the senior notes and debentures on a subordinated basis.

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

Wholly-owned subsidiaries are presented on the equity basis of accounting. Certain reclassifications have been made to conform all of the financial information to the financial presentation on a consolidated basis. The principal eliminations relate to investments in subsidiaries and inter-company balances and transactions.

                                                                                June 30, 2002
                                                  ------------------------------------------------------------------------
                                                                                    Non-
                                                                  Guarantor       Guarantor
                                                    Parent      Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                  ----------   -------------   -------------   ------------   ------------
Balance Sheet
Current assets:
 Accounts receivable                              $        -   $           -   $       851.8   $          -   $      851.8
 Inventories                                                                           882.6                         882.6
 Other current assets                                   73.5                           328.3                         401.8
                                                  ----------   -------------   -------------   ------------   ------------
Total current assets                                    73.5               -         2,062.7              -        2,136.2

Investments in and advances to subsidiaries          3,695.6         1,995.6                       (5,691.2)             -
Goodwill                                                                             2,661.7                       2,661.7
Other non-current assets                                22.5                         1,921.6                       1,944.1
                                                  ----------   -------------   -------------   ------------   ------------
Total other assets                                   3,718.1         1,995.6         4,583.3       (5,691.2)       4,605.8
Property, plant and equipment, net                                                   3,282.9                       3,282.9
                                                  ----------   -------------   -------------   ------------   ------------
Total assets                                      $  3,791.6   $     1,995.6   $     9,928.9   $   (5,691.2)  $   10,024.9
                                                  ==========   =============   =============   ============   ============
Current liabilities :
 Accounts payable and accrued liabilities         $        -   $           -   $     1,053.0   $          -   $    1,053.0
 Current portion of asbestos liability                 210.0                                                         210.0
 Short-term loans and  long-term debt due
  within one year                                                                       92.4                          92.4
                                                  ----------   -------------   -------------   ------------   ------------
Total current liabilities                              210.0               -         1,145.4              -        1,355.4
Long-term debt                                       1,700.0                         5,369.6       (1,700.0)       5,369.6
Asbestos-related liabilities                           452.1                                                         452.1
Other non-current liabilities
  and minority interests                              (150.4)                        1,418.3                       1,267.9
Capital structure                                    1,579.9         1,995.6         1,995.6       (3,991.2)       1,579.9
                                                  ----------   -------------   -------------   ------------   ------------
Total liabilities and share owners' equity        $  3,791.6   $     1,995.6   $     9,928.9   $   (5,691.2)  $   10,024.9
                                                  ==========   =============   =============   ============   ============

                                                                              December 31, 2001
                                                  ------------------------------------------------------------------------
                                                                                    Non-
                                                                  Guarantor       Guarantor
                                                    Parent      Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                  ----------   -------------   -------------   ------------   ------------
Balance Sheet
Current assets:
 Accounts receivable                              $        -   $           -   $       754.5   $          -   $      754.5
 Inventories                                                                           836.7                         836.7
 Other current assets                                   77.0                           319.0                         396.0
                                                  ----------   -------------   -------------   ------------   ------------
Total current assets                                    77.0               -         1,910.2              -        1,987.2
Investments in and advances to subsidiaries          4,022.0         2,322.0                       (6,344.0)             -
Goodwill                                                                             2,995.3                       2,995.3
Other non-current assets                                37.0                         1,827.2                       1,864.2
                                                  ----------   -------------   -------------   ------------   ------------
Total other assets                                   4,059.0         2,322.0         4,822.5       (6,344.0)       4,859.5
Property, plant and equipment, net                                                   3,259.9                       3,259.9
                                                  ----------   -------------   -------------   ------------   ------------
Total assets                                      $  4,136.0   $     2,322.0   $     9,992.6   $   (6,344.0)  $   10,106.6
                                                  ==========   =============   =============   ============   ============
Current liabilities :
 Accounts payable and accrued liabilities         $        -   $           -   $       940.3   $          -   $      940.3
 Current portion of asbestos liability                 220.0                                                         220.0
 Short-term loans and long-term debt due
  within one year                                                                       71.2                          71.2
                                                  ----------   -------------   -------------   ------------   ------------
Total current liabilities                              220.0               -         1,011.5              -        1,231.5
Long-term debt                                       1,700.0                         5,329.7       (1,700.0)       5,329.7
Asbestos-related liabilities                            78.8                                                          78.8
Other non-current liabilities
 and minority interests                                (14.6)                        1,329.4                       1,314.8
Capital structure                                    2,151.8         2,322.0         2,322.0       (4,644.0)       2,151.8
                                                  ----------   -------------   -------------   ------------   ------------
Total liabilities and share owners' equity        $  4,136.0   $     2,322.0   $     9,992.6   $   (6,344.0)  $   10,106.6
                                                  ==========   =============   =============   ============   ============

                                                                                June 30, 2001
                                                  ------------------------------------------------------------------------
                                                                                    Non-
                                                                  Guarantor       Guarantor
                                                    Parent      Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                  ----------   -------------   -------------   ------------   ------------
Balance Sheet
Current assets:
 Accounts receivable                              $        -   $           -   $       883.7   $          -   $      883.7
 Inventories                                                                           815.5                         815.5
 Other current assets                                   77.0                           246.6                         323.6
                                                  ----------   -------------   -------------   ------------   ------------
Total current assets                                    77.0               -         1,945.8              -        2,022.8
Investments in and advances to subsidiaries          3,992.9         2,292.9                       (6,285.8)             -
Goodwill                                                                             2,958.8                       2,958.8
Other non-current assets                                51.5                         1,775.3                       1,826.8
                                                  ----------   -------------   -------------   ------------   ------------
Total other assets                                   4,044.4         2,292.9         4,734.1       (6,285.8)       4,785.6
Property, plant and equipment, net                                                   3,072.6                       3,072.6
                                                  ----------   -------------   -------------   ------------   ------------
Total assets                                      $  4,121.4   $     2,292.9   $     9,752.5   $   (6,285.8)  $    9,881.0
                                                  ==========   =============   =============   ============   ============
Current liabilities :
 Accounts payable and accrued liabilities         $        -   $           -   $       857.6   $          -   $      857.6
 Current portion of asbestos liability                 220.0                                                         220.0
 Short-term loans and long-term debt due
  within one year                                                                      107.6                         107.6
                                                  ----------   -------------   -------------   ------------   ------------
Total current liabilities                              220.0               -           965.2              -        1,185.2
Long-term debt                                       1,700.0                         5,232.7       (1,700.0)       5,232.7
Asbestos-related liabilities                           199.3                                                         199.3
Other non-current liabilities
  and minority interests                               (51.7)                        1,261.7                       1,210.0
Capital structure                                    2,053.8         2,292.9         2,292.9       (4,585.8)       2,053.8
                                                  ----------   -------------   -------------   ------------   ------------
Total liabilities and share owners' equity        $  4,121.4   $     2,292.9   $     9,752.5   $   (6,285.8)  $    9,881.0
                                                  ==========   =============   =============   ============   ============

                                                                       Three months ended June 30, 2002
                                                  ------------------------------------------------------------------------
                                                                                    Non-
                                                                  Guarantor       Guarantor
                                                    Parent      Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                  ----------   -------------   -------------   ------------   ------------
Results of Operations

Net sales                                         $        -   $           -   $     1,497.3   $          -   $    1,497.3
External interest income                                                                 6.6                           6.6
Intercompany interest income                            33.2            33.2                          (66.4)             -
Equity earnings from subsidiaries                       96.9            96.9                         (193.8)             -
Other equity earnings                                                                    6.2                           6.2
Other revenue                                                                           12.9                          12.9
                                                  ----------   -------------   -------------   ------------   ------------
  Total revenue                                        130.1           130.1         1,523.0         (260.2)       1,523.0
Manufacturing, shipping, and delivery                                                1,153.1                       1,153.1
Research, engineering, selling,
  administrative, and other                                                            113.7                         113.7
External interest expense                               33.2                            73.0                         106.2
Intercompany interest expense                                           33.2            33.2          (66.4)             -
                                                  ----------   -------------   -------------   ------------   ------------
  Total costs and expense                               33.2            33.2         1,373.0          (66.4)       1,373.0
Earnings before items below                             96.9            96.9           150.0         (193.8)         150.0
Provision for income taxes                                                              47.3                          47.3
Minority share owners' interests in earnings of
 subsidiaries                                                                            5.8                           5.8
                                                  ----------   -------------   -------------   ------------   ------------
Net income                                        $     96.9   $        96.9   $        96.9   $     (193.8)  $       96.9
                                                  ==========   =============   =============   ============   ============

                                                                       Three months ended June 30, 2001
                                                  ------------------------------------------------------------------------
                                                                                    Non-
                                                                  Guarantor       Guarantor
                                                    Parent      Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                  ----------   -------------   -------------   ------------   ------------
Results of Operations

Net sales                                         $        -   $           -   $     1,389.8   $          -   $    1,389.8
External interest income                                                                 8.4                           8.4
Intercompany interest income                            48.8            48.8                          (97.6)             -
Equity earnings from subsidiaries                      247.6           243.5                         (491.1)             -
Other equity earnings                                                                    5.3                           5.3
Other revenue                                                                          489.8                         489.8
                                                  ----------   -------------   -------------   ------------   ------------
  Total revenue                                        296.4           292.3         1,893.3         (588.7)       1,893.3
Manufacturing, shipping, and delivery                                                1,083.3                       1,083.3
Research, engineering, selling, administrative,
 and other                                                                             251.1                         251.1
External interest expense                               48.8                            68.1                         116.9
Intercompany interest expense                                           48.8            48.8          (97.6)             -
                                                  ----------   -------------   -------------   ------------   ------------
  Total costs and expense                               48.8            48.8         1,451.3          (97.6)       1,451.3
Earnings before items below                            247.6           243.5           442.0         (491.1)         442.0
Provision for income taxes                                                             193.1                         193.1
Minority share owners' interests earnings of
 subsidiaries                                                                            1.3                           1.3
                                                  ----------   -------------   -------------   ------------   ------------
Earnings before extraordinary item                     247.6           243.5           247.6         (491.1)         247.6
Extraordinary charge                                    (4.1)                           (4.1)           4.1           (4.1)
                                                  ----------   -------------   -------------   ------------   ------------
Net income                                        $    243.5   $       243.5   $       243.5   $     (487.0)  $      243.5
                                                  ==========   =============   =============   ============   ============

                                                                         Six months ended June 30, 2002
                                                  ------------------------------------------------------------------------
                                                                                    Non-
                                                                  Guarantor       Guarantor
                                                    Parent      Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                  ----------   -------------   -------------   ------------   ------------
Results of Operations

Net sales                                         $        -   $           -   $     2,808.2   $          -   $    2,808.2
External interest income                                                                11.9                          11.9
Intercompany interest income                            66.3            66.3                         (132.6)             -
Equity earnings (loss) from subsidiares                167.1          (299.6)                         132.5              -
Other equity earnings                                                                   12.2                          12.2
Other revenue                                                                           29.0                          29.0
                                                  ----------   -------------   -------------   ------------   ------------
 Total revenue                                         233.4          (233.3)        2,861.3           (0.1)       2,861.3
Manufacturing, shipping, and delivery                                                2,172.9                       2,172.9
Research, engineering, selling, administrative,
 and other                                             475.0                           222.1                         697.1
External interest expense                               66.3                           140.8                         207.1
Intercompany interest expense                                           66.3            66.3         (132.6)             -
                                                  ----------   -------------   -------------   ------------   ------------
 Total costs and expense                               541.3            66.3         2,602.1         (132.6)       3,077.1
Earnings (loss) before items below                    (307.9)         (299.6)          259.2          132.5         (215.8)
Provision (credit) for income taxes                   (166.2)                           81.8                         (84.4)
Minority share owners' interests
  in earnings of subsidiaries                                                           10.3                          10.3
                                                  ----------   -------------   -------------   ------------   ------------
Earnings (loss) before extraordinary item and
 cumulative effect of accounting change               (141.7)         (299.6)          167.1          132.5         (141.7)
Extraordinary charge                                    (6.7)                           (6.7)           6.7           (6.7)
Cumulative effect of accounting change                (460.0)                         (460.0)         460.0         (460.0)
                                                  ----------   -------------   -------------   ------------   ------------
Net loss                                          $   (608.4)  $      (299.6)  $      (299.6)  $      599.2   $     (608.4)
                                                  ==========   =============   =============   ============   ============

                                                                         Six months ended June 30, 2001
                                                  ------------------------------------------------------------------------
                                                                                    Non-
                                                                  Guarantor       Guarantor
                                                    Parent      Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                  ----------   -------------   -------------   ------------   ------------
Results of Operations

Net sales                                         $        -   $           -   $     2,695.9   $          -   $    2,695.9
External interest income                                                                14.9                          14.9
Intercompany interest income                           133.6           133.6                         (267.2)             -
Equity earnings from subsidiaries                      296.5           292.4                         (588.9)             -
Other equity earnings                                                                    8.9                           8.9
Other revenue                                                                          538.1                         538.1
                                                  ----------   -------------   -------------   ------------   ------------
 Total revenue                                         430.1          (426.0)        3,257.8         (856.1)       3,257.8
Manufacturing, shipping, and delivery                                                2,111.0                       2,111.0
Research, engineering, selling, administrative,
 and other                                                                             393.4                         393.4
External interest expense                              133.6                            96.8                         230.4
Intercompany interest expense                                          133.6           133.6         (267.2)             -
                                                  ----------   -------------   -------------   ------------   ------------
 Total costs and expense                               133.6           133.6         2,734.8         (267.2)       2,734.8
Earnings before items below                            296.5           292.4           523.0         (588.9)         523.0
Provision for income taxes                                                             220.3                         220.3
Minority share owners' interests in earnings of
 subsidiaries                                                                            6.2                           6.2
                                                  ----------   -------------   -------------   ------------   ------------
Earnings before extraordinary item                     296.5           292.4           296.5         (588.9)         296.5
Extraordinary charge                                    (4.1)                           (4.1)           4.1           (4.1)
                                                  ----------   -------------   -------------   ------------   ------------
Net income                                        $    292.4   $       292.4   $       292.4   $     (584.8)  $      292.4
                                                  ==========   =============   =============   ============   ============

                                                           Six months ended June 30, 2002
                              ---------------------------------------------------------------------------------

                                                                      Non-
                                                 Guarantor         Guarantor
                                 Parent        Subsidiaries      Subsidiaries      Eliminations    Consolidated
                              ------------     ------------      ------------      ------------    ------------
Cash Flows

Cash provided by
  (used in) operating
  activities                  $      (97.2)    $          -      $      337.4      $          -    $      240.2

Cash used in investing
  activities                                                           (222.1)                           (222.1)

Cash provided by
  (used in) financing
  activities                          97.2                             (130.0)                            (32.8)

Effect of exchange
  rate change on cash                                                    (1.6)                             (1.6)
                              ------------     ------------      ------------      ------------    ------------

Net change in cash                       -                -             (16.3)                -           (16.3)

Cash at beginning
  of period                                                             155.6                             155.6
                              ------------     ------------      ------------      ------------    ------------

Cash at end
  of period                   $          -     $          -      $      139.3      $          -    $      139.3
                              ============     ============      ============      ============    ============

                                                          Six months ended June 30, 2001
                              ---------------------------------------------------------------------------------
                                                                      Non-
                                                 Guarantor         Guarantor
                                 Parent        Subsidiaries      Subsidiaries      Eliminations    Consolidated
                              ------------     ------------      ------------      ------------    ------------
Cash Flows

Cash provided by
  (used in) operating
  activities                  $       23.8     $          -      $       84.5      $          -    $      108.3

Cash provided by
  investing activities                                                  330.0                             330.0

Cash used in financing
  activities                         (23.8)                            (475.5)                           (499.3)

Effect of exchange
  rate change on cash                                                   (22.9)                            (22.9)
                              ------------     ------------      ------------      ------------    ------------
Net change in cash                       -                -             (83.9)                -           (83.9)

Cash at beginning
  of period                                                             229.7                             229.7
                              ------------     ------------      ------------      ------------    ------------

Cash at end
  of period                   $          -     $          -      $      145.8      $          -    $      145.8
                              ============     ============      ============      ============    ============

5. CASH FLOW INFORMATION

Interest paid in cash aggregated $166.0 million and $216.8 million for the six months ended June 30, 2002 and 2001, respectively. Income taxes paid in cash totaled $9.2 million and $38.8 million for the six months ended June 30, 2002 and 2001, respectively.

6. COMPREHENSIVE INCOME

The components of comprehensive income (loss) are: (a) net earnings (loss); (b) change in fair value of certain derivative adjustments; and, (c) foreign currency translation adjustments. Total comprehensive income for the three month periods ended June 30, 2002 and 2001 amounted to $166.8 million and $237.5 million, respectively. Total comprehensive income (loss) for the six month periods ended June 30, 2002 and 2001 amounted to $(567.5) million and $178.8 million, respectively.

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

As of June 30, 2002, the Company has determined that it is a named defendant in asbestos lawsuits and claims involving approximately 25,000 plaintiffs and claimants. The total amount of relief sought by plaintiffs and claimants cannot be determined because the amount is often not required to be stated in an initial claim or lawsuit and because settlements are often reached before claims and lawsuits advance to the point where such amounts would be required.


Additionally, the Company has claims-handling agreements in place with many plaintiffs' counsel throughout the country. These agreements require evaluation and negotiation regarding whether particular claimants qualify under the criteria established by such agreements. The criteria for such claims include verification of a compensable illness and a reasonable probability of exposure to a product manufactured by the Company's former business unit during its manufacturing period ending in 1958. Some plaintiffs' counsel have historically withheld claims under these agreements for later presentation while focusing their attention on active litigation in the tort system. The Company believes that as of June 30, 2002 there are no more than 20,000 of such preexisting but presently unasserted claims against the Company that are not included in the total of pending claims specified in the preceding paragraph. The Company further believes that the bankruptcies of additional co-defendants, as discussed below, have resulted in an acceleration of the presentation and disposition of a number of these previously withheld preexisting claims under such agreements, which claims would otherwise have been presented and disposed of over the next several years. This acceleration is reflected in an increased number of pending asbestos claims and, to the extent disposed, contributes to an increase in asbestos-related payments which is expected to continue in the near term.

The Company is also a defendant in other asbestos-related lawsuits or claims involving maritime workers, medical monitoring claimants, co-defendants and property damage claimants. Based upon its past experience, the Company believes that these categories of lawsuits and claims will not involve any material liability and they are not included in the above description of pending matters.

Since receiving its first asbestos claim, the Company, as of June 30, 2002, has disposed of the asbestos claims of approximately 276,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $5,400. The Company's indemnity payments for these claims have varied on a per claim basis, and are expected to continue to vary considerably over time. As discussed above, a part of the Company's objective is to achieve, where possible, resolution of asbestos claims pursuant to claims-handling agreements. Under such agreements, qualification by meeting certain illness and exposure criteria has tended to reduce the number of claims presented to the Company that would ultimately be dismissed or rejected due to the absence of impairment or product exposure evidence. The Company expects that as a result, although aggregate spending may be lower, there may be an increase in the per claim average indemnity payment involved in such resolution. In this regard, although the average of such payments has been somewhat higher following the implementation of the claims-handling agreements in the mid-1990s, the annual average amount has not varied materially from year to year.

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

The Company has continued to monitor trends which may affect its ultimate liability and has continued to analyze the developments and variables affecting or likely to affect the resolution of pending and future asbestos claims against the Company. The Company expects that the gross amount of total asbestos-related payments will be moderately lower in 2002 compared to 2001 and will continue to decline thereafter as the preexisting but presently unasserted claims withheld under the claims handling agreements are presented to the Company and as the number of potential future claimants continues to decrease. However, the trend toward lower aggregate annual payments has not occurred as soon as had been anticipated when the additional liability was established in 2000. In addition, the number of claims and lawsuits filed against the Company has exceeded the number anticipated at that time. In early March 2002, the Company initiated a comprehensive review to determine whether further adjustment of asbestos-related liabilities was appropriate. At the conclusion of this review in April, the Company determined that an additional charge of $475 million would be appropriate to adjust the reserve for estimated future asbestos-related costs. The material components of the Company's accrual, including this additional accrued amount, are the following: (i) the Company's estimate at that date of the reasonably probable contingent liability for asbestos claims already asserted against the Company, (ii) the Company's estimate at that date of the contingent liability for preexisting but unasserted asbestos claims for prior periods arising under its administrative claims-handling agreements with various plaintiffs' counsel, (iii) the Company's estimate at that time of the contingent liability for asbestos claims not yet asserted against the Company, but which the Company believes it is reasonably probable will be asserted in the future, to the degree that such an estimation as to future claims is possible, and (iv) the Company's estimate of legal defense costs likely to be incurred in connection with the foregoing types of claims.

The significant assumptions underlying the material components of the Company's accrual are:

 a) the extent to which settlements are limited to claimants who were exposed to the Company's asbestos-containing insulation prior to its exit from that business in 1958;

 b) the extent to which claims are resolved under the Company's administrative claims agreements or on terms comparable to those set forth in those agreements;

 c) the extent of reduction in the inventory of pending serious disease cases;

 d) the extent to which the Company is able to successfully defend itself at trial;

 e) the extent of actions by courts to eliminate or reduce the diversion of financial resources for unimpaired claimants and so-called forum shopping;

 f) the extent to which additional defendants with substantial resources and assets are required to participate significantly in the resolution of future asbestos cases and claims;

 g) the number and timing of co-defendant bankruptcies; and

 h) the extent to which the resolution of co-defendant bankruptcies divert resources to unimpaired claimants.

The Company believes that any possible loss or range of loss in addition to the foregoing charge cannot be reasonably estimated. While the Company cannot reasonably estimate the precise timing of payment, the Company believes that its liabilities for the next several years will not exceed the amount accrued based on its expectation of moderate declines in annual spending for asbestos-related costs.

The Company has previously pursued recovery of its losses from third parties, particularly its insurance carriers, and has largely resolved all of its significant coverage claims. The Company expects some further recovery from deferred payment provisions of existing settlement agreements and from pursuing certain additional reimbursement claims. However, the Company does not expect to recover additional material amounts in excess of the recorded receivable of $22.5 million at June 30, 2002.

Other litigation is pending against the Company, in many cases involving ordinary and routine claims incidental to the business of the Company and in others presenting allegations that are nonroutine and involve compensatory, punitive or treble damage claims as well as other types of relief.

The ultimate legal and financial liability of the Company in respect to the lawsuits and proceedings referred to above, in addition to other pending litigation, cannot be estimated with certainty. The Company's reported results of operations for 2002 have been materially affected by the $475 million first quarter charge and asbestos-related payments continue to be substantial. Any possible future additional accrual would likewise materially affect the Company's results of operations in the period in which it might be recorded. Also, the continued use of significant amounts of cash for asbestos-related costs has affected and will continue to affect the Company's cost of borrowing and its ability to pursue global or domestic acquisitions. However, the Company believes that its operating cash flows and other sources of liquidity will be sufficient to pay its obligations for asbestos-related costs and to fund its working capital and capital expenditure requirements on a short-term and long-term basis.

8. SEGMENT INFORMATION

The Company operates in the rigid packaging industry. The Company has two reportable product segments within the rigid packaging industry: (1) Glass Containers and (2) Plastics Packaging. The Plastics Packaging segment consists of two business units - consumer products (plastic containers and closures) and prescription products. The Other segment consisted of the Company's labels and carriers products business unit, substantially all of which was divested in early 2001.

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

Financial information for the three-month periods ended June 30, 2002 and 2001 regarding the Company's product segments is as follows (certain amounts from prior year have been reclassified to conform to current year presentation based on changes in internal management reporting):

--------------------------------------------------------------------------------------------
                                                                  Eliminations
                                                                       and
                                                        Total         Other        Consoli-
                             Glass         Plastics    Product      Retained        dated
                           Containers     Packaging   Segments        Items         Totals
--------------------------------------------------------------------------------------------
Net sales:
  June 30, 2002            $    1,026.3   $   471.0   $ 1,497.3                   $  1,497.3
  June 30, 2001                   899.7       490.1     1,389.8                      1,389.8
============================================================================================
EBIT, excluding unusual
 items and goodwill
 amortization (see Note 9):
  June 30, 2002            $      192.9   $    78.2   $   271.1   $      (21.5)   $    249.6
  June 30, 2001                   164.9        79.5       244.4           (8.8)        235.6
============================================================================================
Unusual items:
  June 30, 2001
  Gain on the sale of
    the Company's
    Harbor Capital
    business                                                      $      457.3    $    457.3
  Restructuring and
    impairment
    charges                $      (64.3)  $   (15.6)  $   (79.9)                       (79.9)
  Special employee
    benefit programs               (7.6)       (3.5)      (11.1)         (19.8)        (30.9)
  Charges related
    to certain
    contingencies                              (8.5)       (8.5)                        (8.5)
============================================================================================

The reconciliation of EBIT to earnings before income taxes and minority share owners' interests in earnings of subsidiaries for the three-month periods ended June 30, 2002 and 2001 is as follows:

-------------------------------------------------------------------------------
                                                  June 30, 2002   June 30, 2001
-------------------------------------------------------------------------------
EBIT, excluding unusual items and
  goodwill amortization, for
  reportable segments                             $       271.1   $       244.4
Unusual items excluded from reportable
  segment information                                                     (99.5)
Eliminations and other retained items                     (21.5)           (8.8)
Unusual items excluded from eliminations and
  other retained items                                                    437.5
Amortization of goodwill                                                  (23.1)
Net interest expense                                      (99.6)         (108.5)
-------------------------------------------------------------------------------
Total                                             $       150.0   $       442.0
===============================================================================

Financial information for the six-month periods ended June 30, 2002 and 2001 regarding the Company's product segments is as follows (certain amounts from prior year have been reclassified to conform to current year presentation based on changes in internal management reporting):

---------------------------------------------------------------------------------------------------------
                                                                              Eliminations
                                                                                  and
                                                                   Total         Other         Consoli-
                             Glass         Plastics               Product       Retained         dated
                           Containers     Packaging    Other      Segments       Items          Totals
---------------------------------------------------------------------------------------------------------
Net Sales:
  June 30, 2002            $    1,896.4   $   911.8   $     -   $  2,808.2                   $    2,808.2
  June 30, 2001                 1,741.5       949.9       4.5      2,695.9                        2,695.9
=========================================================================================================
EBIT, excluding unusual
 items and goodwill
 amortization (see Note 9):
  June 30, 2002            $      344.0   $   153.0   $     -   $    497.0    $      (42.6)  $      454.4
  June 30, 2001                   297.0       158.4       0.2        455.6           (22.0)         433.6
=========================================================================================================
Unusual items:
  June 30, 2002
   Adjustment of reserve
    for future asbestos-
    related costs                                                             $     (475.0)  $     (475.0)

  June 30, 2001
   Gain on the sale of a
    minerals business in
    Australia              $       10.3                         $     10.3                           10.3
   Gain on the sale of the
    Company's label
    business                                          $   2.8          2.8                            2.8
   Gain on the sale of
    the Company's
    Harbor Capital
    business                                                                         457.3          457.3
   Restructuring and
    impairment
    charges                       (64.3)  $   (15.6)                 (79.9)                         (79.9)
   Special employee
    benefit programs               (7.6)       (3.5)                 (11.1)          (19.8)         (30.9)
   Charges related
    to certain
    contingencies                              (8.5)                  (8.5)                          (8.5)
=========================================================================================================

The reconciliation of EBIT to earnings before income taxes and minority share owners' interests in earnings of subsidiaries for the six-month periods ended June 30, 2002 and 2001 is as follows:

-------------------------------------------------------------------------------
                                                  June 30, 2002   June 30, 2001
-------------------------------------------------------------------------------
EBIT, excluding unusual items and
  goodwill amortization, for
  reportable segments                             $       497.0   $       455.6
Unusual items excluded from reportable
  segment information                                                     (86.4)
Eliminations and other retained items                     (42.6)          (22.0)
Unusual items excluded from eliminations and
  other retained items                                   (475.0)          437.5
Amortization of goodwill                                                  (46.2)
Net interest expense                                     (195.2)         (215.5)
-------------------------------------------------------------------------------
Total                                             $      (215.8)  $       523.0
===============================================================================

9. NEW ACCOUNTING STANDARDS

FAS 142. On January 1, 2002, the Company adopted Financial Accounting Standards ("FAS") No. 142, "Goodwill and Other Intangible Assets". As required by FAS No. 142, the Company is no longer amortizing goodwill, but will be reviewing goodwill annually (or more frequently if impairment indicators arise) for impairment.

During the first quarter of 2002, the Company completed an impairment test under FAS No. 142 using the business enterprise value ("BEV") of each reporting unit. BEV's were calculated as of the measurement date, January 1, 2002, by determining the present value of debt-free, after-tax future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer. The BEV of each reporting unit was then compared to the book value of each reporting unit as of the measurement date to assess whether an impairment existed under FAS 142. Based on this comparison, the Company determined that an impairment existed in its consumer products reporting unit of the Plastics Packaging segment. The consumer products reporting unit operates in a highly competitive and fragmented industry. Excess capacity in this industry had created downward pricing pressure. The Company lowered its earnings and cash flow projections for this unit for several years following the measurement date which resulted in a lower BEV. Following a review of the valuation of the assets of the consumer products reporting unit, the Company recorded an impairment charge of $460.0 million to reduce the reported value of its goodwill. As required by FAS No. 142, the transitional impairment loss has been recognized as the cumulative effect of a change in method of accounting.

The following earnings and earnings per share data for 2001 have been presented on an adjusted basis to eliminate goodwill amortization of $23.1 and $46.2 million, or $0.16 and $0.32 per share for the three and six months ended June 30, 2001, respectively, as required by FAS No. 142. The earnings and earnings per share data for 2002 has been presented to provide comparative data to the 2001 adjusted earnings and earning per share data.

                                                      Three months ended June 30,
                                                      ---------------------------
                                                         2002             2001
                                                      ----------       ----------
                                                       (Actual)        (Adjusted)
Earnings before extraordinary item                    $     96.9       $    270.7
  Per share - basic                                         0.62             1.83
  Per share - diluted                                       0.62             1.77

Net earnings (loss)                                   $     96.9       $    266.6
  Per share - basic                                         0.62             1.80
  Per share - diluted                                       0.62             1.74

                                                       Six months ended June 30,
                                                      ---------------------------
                                                         2002             2001
                                                      ----------       ----------
                                                       (Actual)        (Adjusted)
Earnings (loss) before extraordinary items and
  cumulative effect of accounting change              $   (141.7)      $   342.7
  Per share - basic                                        (1.04)           2.30
  Per share - diluted                                      (1.04)           2.25

Net earnings (loss)                                   $   (608.4)      $   338.6
  Per share - basic                                        (4.23)           2.27
  Per share - diluted                                      (4.23)           2.22

FAS 143. In June 2001, the Financial Accounting Standards Board ("FASB") issued FAS No. 143, "Accounting for Asset Retirement Obligations". FAS 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. FAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 and will be adopted by the Company on January 1, 2003. The Company believes that the adoption of FAS 143 will not have an impact on the reported results of operations or financial position of the Company.

FAS 144. In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". FAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and was adopted by the Company on January 1, 2002. The adoption of FAS 144 did not have an impact on the reported results of operations or financial position of the Company.

FAS 145. In April 2002, the FASB issued FAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other things, FAS 145 requires gains and losses from early extinguishment of debt to be included in income from continuing operations instead of being classified as extraordinary items as previously required by generally accepted accounting principles. FAS 145 is effective for fiscal years beginning after May 15, 2002 and will be adopted by the Company on January 1, 2003. Any gain or loss on early extinguishment of debt that was classified as an extraordinary item in periods prior to adoption must be reclassified into income from continuing operations. The adoption of FAS 145 will require the $6.7 million and $4.1 million of extraordinary charges for the six months ended June 30, 2002 and 2001, respectively, to be reclassified to interest expense and the provision for income taxes.

10. RESTRUCTURING ACCRUALS

During the second quarter of 2001, the Company recorded charges of $79.9 million for a restructuring program and impairment at certain of the Company's international and domestic operations. The charge includes the impairment of assets at the Company's affiliate in Puerto Rico and the consolidation of manufacturing capacity and the closing of a facility in Venezuela. The program also includes consolidation of capacity at certain other international and domestic facilities in response to decisions about pricing and market strategy. The total planned reduction in workforce will involve approximately 400 employees. The Company expects its actions related to these restructuring and impairment charges to be completed during the next several quarters. During the fourth quarter of 2001, the Company recorded additional restructuring charges of $7.4 million, as well as reversing $5.2 million of second quarter charges. Also during the fourth quarter of 2001, the Company recorded a charge of $7.9 million related to restructuring manufacturing capacity in the medical devices business.

The Company also has remaining restructuring accruals related to a capacity realignment program initiated in 2000. The program principally involved the closing of three U.S. glass container plants. The Company expects that it will continue to make cash payments over the next several quarters for on-going costs related to the closing of these facilities.

Selected information relating to the above restructuring accruals follows:

Remaining accruals as of  March 31, 2002              $     23.1

Write-down of assets to net realizable value                (4.1)

Net cash paid                                               (4.1)
                                                      ----------
Remaining accruals as of June 30, 2002                $     14.9
                                                      ==========

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

As of June 30, 2002, the Company's affiliate in Australia has swapped $650.0 million of borrowings into $1,275.0 million Australian dollars. This swap matures on March 31, 2003, with interest resets every 90 days. The interest reset terms of the swap approximate the terms of the U.S. dollar borrowings. This derivative instrument swaps both the interest and principal from U.S. dollars to Australian dollars and also swaps the interest rate from a U.S.-based rate to an Australian-based rate. The Company's affiliate in the United Kingdom has swapped $200.0 million of borrowings into 139.0 million British pounds. This swap also matures on March 31,

2003, with interest resets every 90 days. This derivative instrument swaps both the interest and principal from U.S. dollars to British pounds and also swaps the interest rate from a U.S.-based rate to a British-based rate.

On October 1, 2001, the Company completed the acquisition of the Canadian glass container assets of Consumers Packaging Inc. for a purchase price of approximately $150 million. The Company financed this purchase through borrowings under the Secured Credit Agreement, of which $100 million was transferred to Canada through intercompany loans in U.S. dollars with the remaining $50 million being transferred as equity. The Company's affiliate in Canada has entered into swap transactions to manage the affiliate's exposure to fluctuating foreign exchange rates by swapping the principal and interest portion of the intercompany loan. At June 30, 2002, the Canadian affiliate has swapped $90.0 million of borrowings into $142.0 million Canadian dollars. This swap matures on October 1, 2003. This derivative instrument swaps both the interest and principal from U.S. dollars to Canadian dollars and also swaps the interest rate from a U.S.-based rate to a Canadian-based rate. The affiliate has also entered in forward exchange contracts which effectively swap $10.0 million of borrowings into $16.0 million Canadian dollars. These hedges swap both the interest and principal from U.S. dollars to Canadian dollars and mature monthly.

The Company recognizes the above derivatives on the balance sheet at fair value. The Company accounts for the above swaps as fair value hedges. As such, the changes in the value of the swaps are included in other expense and are expected to substantially offset any exchange rate gains or losses on the related U.S. dollar borrowings. For the six months ended June 30, 2002, the amount not offset was immaterial.

The Company also uses commodity futures contracts related to forecasted natural gas requirements. The objective of these futures contracts is to limit the fluctuations in prices paid and the potential volatility in earnings or cash flows from future market price movements. The Company has entered into commodity futures contracts for approximately 50% of its domestic natural gas usage (approximately 800 million BTUs) through the end of 2002.

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

The above futures contracts are accounted for as cash flow hedges at June 30, 2002. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting anticipated cash flows of the hedged transactions. For hedged forecasted transactions, hedge accounting will be discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses will be recorded to earnings immediately.

At June 30, 2002, an unrealized net gain of $1.8 million, after tax of $1.0 million, related to these commodity futures contracts was included in OCI. There was no ineffectiveness recognized during the six months ended June 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS - SECOND QUARTER 2002 COMPARED WITH SECOND QUARTER 2001

The Company recorded net earnings of $96.9 million for the second quarter of 2002 compared to earnings before extraordinary items of $247.6 million for the second quarter of 2001. Net earnings for the second quarter of 2001 of $243.5 million reflect $4.1 million of an extraordinary charge from the early extinguishment of debt. The Company's second quarter 2002 net earnings of $96.9 million increased $13.2 million, or 15.8% from 2001 second quarter earnings, excluding extraordinary, unusual and other largely one-time items and goodwill amortization, of $83.7 million. Consolidated EBIT for the second quarter of 2002 was $249.6 million, an increase of $14.0 million, or 5.9%, compared to second quarter 2001 EBIT, excluding unusual and other largely one-time items and goodwill amortization, of $235.6 million. The increase was principally due to higher EBIT for the Glass Containers segment, partially offset by lower EBIT of the Plastics Packaging segment and from lower EBIT from other retained items, as further discussed below. Interest expense, net of interest income and the 2001 unusual expense of $4.0 million, decreased $6.7 million from the 2001 period. The effects of lower short-term variable interest rates and slightly lower average debt levels were partially offset by the January 2002 issuance of $1.0 billion principal amount of 8-7/8% Senior Secured Notes due 2009. Proceeds from the Senior Secured Notes were used to reduce a variable-rate term loan under the Secured Credit Agreement.

Capsule segment results (in millions of dollars) for the second quarter of 2002 and 2001 were as follows:

-------------------------------------------------------------------------------------
                                         Net sales
                                 (Unaffiliated customers)            EBIT (a)
-------------------------------------------------------------------------------------
                                     2002         2001          2002      2001 (b)(c)
                                 -----------   ----------   -----------   -----------
Glass Containers                 $   1,026.3   $    899.7   $     192.9   $      93.0
Plastics Packaging                     471.0        490.1          78.2          51.9
-------------------------------------------------------------------------------------
Segment totals                       1,497.3      1,389.8         271.1         144.9
 Eliminations and other
  retained items                                                  (21.5)        428.7
-------------------------------------------------------------------------------------
Consolidated EBIT before
 goodwill amortization                                            249.6         573.6

Amortization of goodwill                                                        (23.1)
-------------------------------------------------------------------------------------
Consolidated totals              $   1,497.3   $  1,389.8   $     249.6   $     550.5
=====================================================================================

(a) EBIT consists of consolidated earnings before interest income, interest expense, provision for income taxes, and minority share owners' interests in earnings of subsidiaries.

(b) Amount for the three months ended June 30, 2001 included a net gain of $338.0 million related to the following: (1) a gain of $457.3 million related to the sale of the Company's Harbor Capital business; (2) charges of $79.9 million related to restructuring and impairment charges at certain of the Company's international glass operations, principally Venezuela and Puerto Rico, as well as certain other domestic and international operations; (3) charges of $30.9 million related to special employee benefit programs; and (4) a charge of $8.5 million for certain contingencies.

     Such charges (gains) are included as follows in consolidated EBIT for the three months ended June 30, 2001:

            Glass Containers                       $    71.9
            Plastics Packaging                          27.6
                                                   ---------

               Total Product Segments                   99.5
            Eliminations and other
             retained items                           (437.5)
                                                   ---------

               Consolidated Totals                 $  (338.0)
                                                   =========

(c) In accordance with FAS No. 142, goodwill is no longer amortized beginning in 2002. In order to facilitate comparisons, goodwill amortization for 2001 has been reclassified out of the Glass Containers and Plastics Packaging segments and reported separately.

Consolidated net sales for the second quarter of 2002 increased $107.5 million, or 7.7%, over the prior year. Net sales of the Glass Containers segment increased $126.6 million, or 14.1%, over 2001. In North America, the additional sales from the October 2001 acquisition of the Canadian glass container operations were partially offset by decreased shipments of containers for beer in the U.S. The combined U.S. dollar sales of the segment's other foreign affiliates increased from the prior year. Increased shipments in Australia, Venezuela, China, and Italy and the effects of a weaker U.S. dollar were partially offset by lower shipments in portions of Europe and South America and the absence of the glass container operations in India. The effect of changing foreign currency exchange rates increased U.S. dollar sales of the segment's foreign affiliates by approximately $18 million. Net sales of the Plastics Packaging segment decreased $19.1 million, or 3.9%, from 2001. Increased shipments of plastic containers for food, bottled water, and health and personal care and closures for juice and other beverages and favorable foreign currency translation rates, were more than offset by lower unit pricing in some product lines, and the effects of lower resin costs on pass-through arrangements with customers. The effects of lower resin cost pass-throughs decreased sales approximately $13 million compared to the second quarter of 2001.

Excluding the effects of the 2001 unusual items, consolidated EBIT for the second quarter of 2002 increased $14.0 million, or 5.9%, to $249.6 million from the 2001 adjusted EBIT of $235.6 million, adjusted to exclude goodwill amortization. EBIT of the Glass Containers segment increased $28.0 million to $192.9 million, compared to adjusted EBIT of $164.9 million in 2001. The combined U.S. dollar EBIT of the segment's foreign affiliates increased from prior year. Increased shipments in Australia, Venezuela, China, and Italy, lower energy costs worldwide, and moderately improved pricing in Europe were partially offset by lower shipments in portions of Europe and South America. In North America, Glass Container EBIT increased over 2001 principally as a result of lower costs for energy, moderately improved pricing, and the addition of the Canadian glass container operations in the fourth quarter of 2001, partially offset by lower shipments of containers for beer in the U.S. and the conversion of certain food and beverage containers to plastic packaging. EBIT of the Plastics Packaging segment decreased $1.3 million, or 1.6%, to $78.2 million compared to adjusted EBIT of $79.5 million in 2001. Increased shipments of plastic containers for food and health and personal care and closures for juice and other beverages were more than offset by lower shipments of containers for household products and sports drinks and closures for food, as well as lower unit pricing in some product lines. EBIT from eliminations and other retained items, excluding the 2001 unusual items, decreased $12.7 million from 2001 reflecting lower net financial services income due to the sale of the Company's Harbor Capital Advisors business in the second quarter of 2001.

The second quarter of 2001 earnings before extraordinary items included the following unusual and other largely one-time items: (1) a gain of $457.3 million ($284.4 million after tax) related to the sale of the Company's Harbor Capital Advisors business; (2) charges of $79.9 million ($63.9 million after tax and minority share owners' interests) related to restructuring and impairment charges at certain of the Company's international glass operations, principally Venezuela and Puerto Rico, as well as certain other domestic and international operations; (3) charges of $30.9 million ($19.4 million after tax) related to special employee benefit programs; (4) a charge of $8.5 million ($5.3 million after tax) for certain contingencies; (5) a $6.0 million charge to adjust tax liabilities in Italy as a result of recent legislation; and (6) a net interest charge of $4.0 million ($2.8 million after tax) related to interest on the resolution of the transfer of pension assets and liabilities for a previous acquisition and divestiture.

FIRST SIX MONTHS 2002 COMPARED WITH FIRST SIX MONTHS 2001

The Company recorded a loss before extraordinary items and cumulative effect of accounting change of $141.7 million for the first six months of 2002 compared to earnings before extraordinary items of $296.5 million for the first six months of 2001. The net loss for the first six months of 2002 of $608.4 million reflects $6.7 million of an extraordinary charge from the early extinguishment of debt and $460.0 million from the cumulative effect the change in accounting for goodwill. Net earnings of $292.4 million for 2001 reflect $4.1 million of an extraordinary charge from the early extinguishment of debt. Excluding the effects of the 2002 extraordinary item, cumulative effect of accounting change, and the unusual charge of $475.0 million for estimated future asbestos-related costs, the Company's first six months 2002 net earnings of $167.1 million increased $23.4 million, or 16.3% from the first six months 2001 earnings, excluding extraordinary, unusual and other largely one-time items and goodwill amortization, of $143.7 million. Consolidated EBIT for the first six months of 2002, excluding the unusual item, was $454.4 million, an increase of $20.8 million, or 4.8%, compared to the first six months 2001 EBIT, excluding unusual and other largely one-time items and goodwill amortization, of $433.6 million. The increase is principally due to higher EBIT for the Glass Containers segment, partially offset by lower EBIT of the Plastics Packaging segment and lower EBIT from eliminations and other retained items, as further discussed below. Interest expense, net of interest income and the 2001 unusual expense of $4.0 million, decreased $16.3 million from the 2001 period. The effects of lower short-term variable interest rates and slightly lower average debt levels were partially offset by the January 2002 issuance of $1.0 billion principal amount of 8-7/8% Senior Secured Notes due 2009. Proceeds from the Senior Secured Notes were used to reduce a variable-rate term loan under the Secured Credit Agreement. Excluding the effect of the unusual item, the Company's estimated effective tax rate for the first six months of 2002 was 31.6%. This compares with a rate of 30.5% for the first six months of 2001, and 30.3% for the full year of 2001, adjusted to exclude the effects of goodwill amortization and unusual items. The increase in the 2002 estimated rate compared to the full year of 2001 is primarily the result of decreased international and domestic tax benefits and credits and a shift in estimated international earnings toward countries with higher effective tax rates.

Capsule segment results (in millions of dollars) for the first six months of 2002 and 2001 were as follows:

-------------------------------------------------------------------------------------
                                         Net sales
                                 (Unaffiliated customers)           EBIT (a)
-------------------------------------------------------------------------------------
                                    2002          2001          2002      2001 (c)(d)
                                 -----------   ----------   -----------   -----------
Glass Containers                 $   1,896.4   $  1,741.5   $   344.0     $     235.4
Plastics Packaging                     911.8        949.9       153.0           130.8
Other                                                 4.5                         3.0
-------------------------------------------------------------------------------------
Segment totals                       2,808.2      2,695.9       497.0           369.2
  Eliminations and other
   retained items                                              (517.6)(b)       415.5
-------------------------------------------------------------------------------------
Consolidated EBIT before
  goodwill amortization                                         (20.6)          784.7

Amortization of goodwill                                                        (46.2)
-------------------------------------------------------------------------------------
Consolidated totals              $   2,808.2   $  2,695.9   $   (20.6)    $     738.5
=====================================================================================

(a) EBIT consists of consolidated earnings before interest income, interest expense, provision for income taxes, and minority share owners' interests in earnings of subsidiaries.

(b) EBIT for 2002 included a charged of $475.0 million related to adjustment of the reserve for estimated future asbestos-related costs.

(c) Amount for the six months ended June 30, 2001 included a net gain of $351.1 million related to the following: (1) a gain of $457.3 million related to the sale of the Company's Harbor Capital business; (2) charges of $79.9 million related to restructuring and impairment charges at certain of the Company's international glass operations, principally Venezuela and Puerto Rico, as well as certain other domestic and international operations; (3) charges of $30.9 million related to special employee benefit programs; (4) a charge of $8.5 million for certain contingencies; (5) a gain of $10.3 million from the sale of a minerals business in Australia; and (6) a gain of $2.8 million from the sale of the Company's labels business.

     Such charges (gains) are included as follows in consolidated EBIT for the six months ended June 30, 2001:

            Glass Containers                           $    61.6
            Plastics Packaging                              27.6
            Other                                           (2.8)
                                                       ---------

               Total Product Segments                       86.4
            Eliminations and other
             retained items                               (437.5)
                                                       ---------

               Consolidated Totals                     $  (351.1)
                                                       =========

(d) In accordance with FAS No. 142, goodwill is no longer amortized beginning in 2002. In order to facilitate comparisons, goodwill amortization for 2001 has been reclassified out of the Glass Containers and Plastics Packaging segments and reported separately.

Consolidated net sales for the first six months of 2002 increased $112.3 million, or 4.2%, over the prior year. Net sales of the Glass Containers segment increased $154.9 million, or 8.9%, over 2001. In North America, the additional sales from the October 2001 acquisition of the Canadian glass container operations were partially offset by decreased shipments of containers for beer in the U.S. The combined U.S. dollar sales of the segment's other foreign affiliates increased from the prior year. Increased shipments in Australia, Venezuela, and China were partially offset by lower shipments in much of Europe and portions of South America as well as the absence of the glass container operations in India. Net sales of the Plastics Packaging segment decreased $38.1 million, or 4.0%, from 2001. Increased shipments of plastic containers for food, bottled water, and health care and closures for juice and other beverages, were more than offset by lower unit pricing in some product lines, and the effects of lower resin costs on pass-through arrangements with customers. The effects of lower resin cost pass-throughs decreased sales approximately $20 million compared to the first six months of 2001.

Excluding the effects of the 2002 and 2001 unusual items, consolidated EBIT for the first six months of 2002 increased $20.8 million, or 4.8%, to $454.4 million from the 2001 adjusted EBIT of $455.6 million, adjusted to exclude goodwill amortization. EBIT of the Glass Containers segment increased $47.0 million to $344.0 million, compared to adjusted EBIT of $297.0 million in 2001. The combined U.S. dollar EBIT of the segment's foreign affiliates increased from prior year. Increased shipments in Australia, Venezuela, and China, lower energy costs worldwide, and moderately improved pricing in some regions were partially offset by lower shipments in much of Europe and portions of South America and the Asia Pacific region, as well as weakness in certain South American currencies. Recent economic and political developments in some South American countries could have an adverse effect on operating results going forward for this segment. In North America, Glass Container EBIT increased over 2001 principally as a result of lower costs for energy and the addition of the Canadian glass container operations in the fourth quarter of 2001, partially offset by lower shipments of containers for beer in the U.S. and the conversion of certain food and beverage containers to plastic packaging. EBIT of the Plastics Packaging segment decreased $5.4 million, or 3.4%, to $153.0 million compared to adjusted EBIT of $158.4 million in 2001. Increased shipments of plastic containers for food, bottled water, and health care and closures for juice and other beverages as well as improved manufacturing performance, were more than offset by lower shipments of containers for household products and sports drinks, and closures for food as well as lower unit pricing in some product lines. EBIT from eliminations and other retained items, excluding the

2002 and 2001 unusual items, decreased $20.6 million from 2001 reflecting lower net financial services income due to the sale of the Company's Harbor Capital Advisors business in the second quarter of 2001.

Results for the first six months of 2002 included a pretax charge of $475.0 million ($308.8 million after tax) related to the adjustment of the reserve for estimated future asbestos-related costs.

Earnings before extraordinary items for the first six months of 2001 included the following unusual and other largely one-time items: (1) a gain of $457.3 million ($284.4 million after tax) related to the sale of the Company's Harbor Capital Advisors business; (2) pretax gains totaling $13.1 million ($12.0 million after tax) related to the sale of the Company's label business and the sale of a minerals business in Australia; (3) charges of $79.9 million ($63.9 million after tax and minority share owners' interests) related to restructuring and impairment charges at certain of the Company's international glass operations, principally Venezuela and Puerto Rico, as well as certain other domestic and international operations; (4) charges of $30.9 million ($19.4 million after tax) related to special employee benefit programs; (5) a charge of $8.5 million ($5.3 million after tax) for certain contingencies; (6) a $6.0 million charge to adjust tax liabilities in Italy as a result of recent legislation; and (7) a net interest charge of $4.0 million ($2.8 million after tax) related to interest on the resolution of the transfer of pension assets and liabilities for a previous acquisition and divestiture.

RESTRUCTURING AND IMPAIRMENT CHARGES

The second quarter of 2001 operating results included pretax charges of $79.9 million, principally related to a restructuring program and impairment at certain of the international and domestic operations. The charge included the impairment of assets at the Company's affiliate in Puerto Rico and the consolidation of manufacturing capacity and the closing of a facility in Venezuela. The program also included consolidation of capacity at certain other international and domestic facilities in response to decisions about pricing and market strategy. The Company expects its actions related to these restructuring and impairment charges to be completed during the next several quarters. The cost savings resulting from the 2001 restructuring are not expected to be material on an annual basis.

ASBESTOS-RELATED CHARGE

The asbestos-related charge of $475.0 million ($308.8 million after tax) represented an adjustment of the reserve for estimated future asbestos-related costs. Following the completion of a comprehensive review of its asbestos-related liabilities and costs in April 2002, the Company concluded that an increase in the reserve was required to provide for estimated indemnity payments and legal fees arising from asbestos personal injury lawsuits and claims expected to be filed in the next several years. Asbestos-related cash payments were $111.7 million for the first six months of 2002, down from $125.4 million for the first six months of 2001. The Company expects that asbestos-related cash payments will be moderately lower in 2002 than in the prior year, when such payments totaled $245.9 million. The Company anticipates that cash flows from operations and other resources will be sufficient to meet all asbestos-related obligations.

A former business unit of the Company produced a minor amount of specialized high-temperature insulation material containing asbestos from 1948 until 1958, when the business was sold. In line with its limited involvement with an asbestos-containing product and its exit from that business over 44 years ago, the Company will continue to work aggressively to minimize the number of incoming cases and will continue to limit payments to only those impaired claimants who were exposed to the Company's products and whose claims have merit under applicable state law. As of June 30, 2002, the number of pending asbestos-related claimants and plaintiffs decreased to approximately 25,000 from the previously reported level of approximately 27,000 at December 31, 2001.

CAPITAL RESOURCES AND LIQUIDITY

The Company's total debt at June 30, 2002 was $5.46 billion, compared to $5.40 billion at December 31, 2001 and $5.34 billion at June 30, 2001.

During April 2001, certain of the Company's subsidiaries entered into the Secured Credit Agreement (the "Agreement") with a group of banks, which expires on March 31, 2004. The Agreement provides for a $3.0 billion revolving credit facility and a $65.0 million (initially $1.5 billion) term loan.

At June 30, 2002, the Company had available credit totaling $3.065 billion under the Agreement, of which $442.1 million had not been utilized. At June 30, 2001, the Company had $602.8 million of credit which had not been utilized under the Agreement. The decrease is due in large part to the $150 million purchase of the Canadian glass container assets of Consumers Packaging Inc. in October 2001. Cash provided by operating activities was $240.2 million for the first six months 2002 compared to $108.3 million for the first six months of 2001.

During January 2002, a subsidiary of the Company completed a $1.0 billion private placement of senior secured notes. The notes bear interest at 8 7/8% and are due February 15, 2009. The notes are guaranteed by substantially all of the Company's domestic subsidiaries. The assets of substantially all of the Company's domestic subsidiaries are pledged as security for the notes. The issuing subsidiary used the net cash proceeds from the notes to reduce the outstanding term loan under the Agreement by $980 million. As such, the Company wrote off unamortized deferred financing fees in January 2002 related to the term loan and recorded an extraordinary charge of $10.9 million less applicable income taxes of $4.2 million. The indenture for the notes restricts, among other things, the ability of the Company's subsidiaries to borrow money, pay dividends on, or redeem or repurchase stock, make investments, create liens, enter into certain transactions with affiliates, and sell certain assets or merge with or into other companies.

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

PENSION BENEFIT PLANS FUNDED STATUS

Because of their funded status, the Company's principal pension benefit plans contributed pretax credits to earnings of approximately $41.8 million for the first six months of 2002 and approximately $48.5 million for the first six months of 2001. The Company expects that the amount of such credits for the full year 2002 will be approximately 15% lower than the full year of 2001. The 2002 decrease in pretax pension credits is attributed to lower expected return on assets and the addition of certain pension plans from the acquisition of the Canadian glass container assets of Consumers Packaging Inc. A one-half percentage point change in the actuarial assumption regarding the expected return on assets would result in a change of approximately $15 million in pretax pension credits for the full year. The funded status of the plans provides assurance of benefits for participating employees, but future effects on operating results depend on economic conditions and investment performance.

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

FORWARD LOOKING STATEMENTS

This document may contain "forward looking" statements within the meaning of
Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Forward looking statements reflect the Company's best assessment at the time, and thus involve uncertainty and risk. It is possible the Company's future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) foreign currency fluctuations relative to the U.S. dollar, (2) change in capital availability or cost, including interest rate fluctuations, (3) the general political, economic and competitive conditions in markets and countries where the company has operations, including competitive pricing pressures, inflation or deflation, and changes in tax rates, (4) consumer preferences for alternative forms of packaging, (5) fluctuations in raw material and labor costs, (6) availability of raw materials, (7) costs and availability of energy, (8) transportation costs, (9) consolidation among competitors and customers, (10) the ability of the company to integrate operations of acquired businesses, (11) the performance by customers of their obligations under purchase agreements, and
(12) the timing and occurrence of events which are beyond the control of the company. It is not possible to foresee or identify all such factors. Any forward looking statements in this document are based on certain assumptions and analyses made by the company in light of its experience and perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. Forward looking statements are not a guarantee of future performance and actual results or developments may differ materially from expectations. While the company continually reviews trends and uncertainties affecting the company's results of operations and financial condition, the company does not intend to update any particular forward looking statements contained in this document.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In August 1998, the Company received a Notice of Violation from the United States Environmental Protection Agency regarding alleged opacity violations at its Oakland, California glass container plant from the period of 1994 through 1997. Certain furnaces at the plant are equipped with monitors that continuously monitor opacity. During this period, these furnaces had occasional upset and breakdown conditions that caused opacity excursions that were reported to the local air quality management district. This action by the EPA involves the same incidents that were resolved with the local air quality management district. During the second quarter of 2002, the Company settled this issue and paid a fine of $200,000.

For further information on legal proceedings, see Note 7 to the Condensed Consolidated Financial Statements, "Contingencies," that is included in Part I of this Report and is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Owens-Illinois' share owners was held on May 8, 2002. Each of the nominees for a three-year term on the Company's Board of Directors was elected by vote of the share owners as follows:

                                                                            Broker
        Name                         For        Withheld    Abstention    Non-Votes
------------------------------   -----------   ----------   ----------   ------------
Edward A. Gilhuly                129,151,426    6,723,133       0             0
Anastasia D. Kelly               129,532,704    6,341,855       0             0
John J. McMackin, Jr.            129,254,060    6,620,499       0             0

An amendment to the Amended and Restated 1997 Equity Participation Plan was approved by vote of the share owners as follows:

                                           Broker
    For        Withheld    Abstention    Non-Votes
-----------   ----------   ----------   ------------
118,646,432   16,997,696      230,431         0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

             (a)     Exhibits:

                     Exhibit 10.1 First Amendment to Amended and Restated 1997 Equity Participation Plan of Owens-Illinois, Inc.

                     Exhibit 12 Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          OWENS-ILLINOIS, INC.


Date  AUGUST 9, 2002                        By /s/ Edward C. White
                                            ------------------------------------
                                            Edward C. White,
                                            Vice President and Controller
                                            (Principal Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBITS

  10.1 First Amendment to Amended and Restated 1997 Equity Participation Plan of Owens-Illinois, Inc.

  12 Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends