Form 10-Q
period 2002-09-30
OWENS ILLINOIS INC /DE/
filed 2002-11-14
CIK 812074

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended September 30, 2002
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Owens-Illinois, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	1-9576 (Commission File No.)	22-2781933 (IRS Employer Identification No.)
One SeaGate, Toledo, Ohio (Address of principal executive offices)	43666 (Zip Code)
419-247-5000 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Owens-Illinois, Inc. $.01 par value common stock—147,353,193 shares at October 31, 2002.

Part I—FINANCIAL INFORMATION

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

OWENS-ILLINOIS, INC.
CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
Three months ended September 30, 2002 and 2001
(Dollars in millions, except per share amounts)

	2002	2001
Revenues:
Net sales	$1,472.1	$1,360.2
Royalties and net technical assistance	5.4	6.1
Equity earnings	7.6	4.8
Interest	5.9	6.3
Other	9.6	6.4

	1,500.6	1,383.8
Costs and expenses:
Manufacturing, shipping, and delivery	1,137.7	1,036.9
Research and development	10.0	11.1
Engineering	11.6	6.8
Selling and administrative	76.6	69.2
Interest	106.9	105.1
Other	6.9	31.1

	1,349.7	1,260.2

Earnings before items below	150.9	123.6
Provision for income taxes	47.7	47.6
Minority share owners' interests in earnings of subsidiaries	5.3	6.6

Net earnings	$97.9	$69.4

Basic net earnings per share of common stock	$0.63	$0.44

Weighted average shares outstanding (thousands)	146,749	146,147

Diluted net earnings per share of common stock	$0.63	$0.44

Weighted diluted average shares (thousands)	147,474	146,228

See accompanying notes.

OWENS-ILLINOIS, INC.
CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
Nine months ended September 30, 2002 and 2001
(Dollars in millions, except per share amounts)

	2002	2001
Revenues:
Net sales	$4,280.3	$4,056.1
Royalties and net technical assistance	18.5	19.0
Equity earnings	19.8	13.7
Interest	17.8	21.2
Other	25.5	531.6

	4,361.9	4,641.6
Costs and expenses:
Manufacturing, shipping, and delivery	3,310.6	3,147.9
Research and development	30.0	31.5
Engineering	29.1	21.5
Selling and administrative	241.3	249.1
Interest	314.0	335.5
Other	501.8	209.5

	4,426.8	3,995.0

Earnings (loss) before items below	(64.9)	646.6
Provision (credit) for income taxes	(36.7)	267.9
Minority share owners' interests in earnings of subsidiaries	15.6	12.8

Earnings (loss) before extraordinary items and cumulative effect of accounting change	(43.8)	365.9
Extraordinary charges from early extinguishment of debt, net of applicable income taxes	(6.7)	(4.1)
Cumulative effect of accounting change	(460.0)

Net earnings (loss)	$(510.5)	$361.8

Basic net earnings (loss) per share of common stock:
Earnings (loss) before extraordinary items and cumulative effect of accounting change	$(0.41)	$2.41
Extraordinary charges	(0.05)	(0.03)
Cumulative effect of accounting change	(3.14)

Net earnings (loss)	$(3.60)	$2.38

Weighted average shares outstanding (thousands)	146,560	145,225

Diluted net earnings (loss) per share of common stock:
Earnings (loss) before extraordinary items and cumulative effect of accounting change	$(0.41)	$2.38
Extraordinary charges	(0.05)	(0.03)
Cumulative effect of accounting change	(3.14)

Net earnings (loss)	$(3.60)	$2.35

Weighted diluted average shares (thousands)	146,560	154,036

See accompanying notes.

OWENS-ILLINOIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2002, December 31, 2001, and September 30, 2001
(Dollars in millions)

	Sept. 30, 2002	Dec. 31, 2001	Sept. 30, 2001
Assets
Current assets:
Cash, including time deposits	$177.1	$155.6	$174.3
Short-term investments, at cost which approximates market	17.4	16.4	16.6
Receivables, less allowances for losses and discounts ($60.6 at September 30, 2002, $71.1 at December 31, 2001, and $54.1 at September 30, 2001)	787.4	754.5	870.9
Inventories	841.1	836.7	792.9
Prepaid expenses	230.1	224.0	201.8

Total current assets	2,053.1	1,987.2	2,056.5
Investments and other assets:
Equity investments	177.7	166.1	177.6
Repair parts inventories	183.3	199.2	204.8
Prepaid pension	949.6	879.5	851.8
Insurance receivable for asbestos-related costs	13.8	37.0	42.5
Deposits, receivables, and other assets	611.0	582.4	584.2
Goodwill	2,636.3	2,995.3	2,919.3

Total other assets	4,571.7	4,859.5	4,780.2
Property, plant, and equipment, at cost	5,857.8	5,796.2	5,554.2
Less accumulated depreciation	2,645.8	2,536.3	2,464.5

Net property, plant, and equipment	3,212.0	3,259.9	3,089.7

Total assets	$9,836.8	$10,106.6	$9,926.4

See accompanying notes.

OWENS-ILLINOIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS—Continued
September 30, 2002, December 31, 2001, and September 30, 2001
(Dollars in millions)

	Sept. 30, 2002	Dec. 31, 2001	Sept. 30, 2001
Liabilities and Share Owners' Equity
Current liabilities:
Short-term loans and long-term debt due within one year	$64.9	$71.2	$108.6
Current portion of asbestos-related liabilities	205.0	220.0	220.0
Accounts payable	437.1	457.4	427.9
Other liabilities	558.7	482.9	477.9

Total current liabilities	1,265.7	1,231.5	1,234.4
Long-term debt	5,321.1	5,329.7	5,203.9
Deferred taxes	371.9	465.2	443.5
Nonpension postretirement benefits	287.7	303.4	274.9
Other liabilities	439.1	386.9	352.1
Asbestos-related liabilities	401.4	78.8	137.9
Commitments and contingencies
Minority share owners' interests	130.2	159.3	151.3
Share owners' equity:
Convertible preferred stock, par value $.01 per share, liquidation preference $50 per share, 9,050,000 shares authorized, issued and outstanding	452.5	452.5	452.5
Common stock, par value $.01 per share 250,000,000 shares authorized, 160,262,255 shares issued and outstanding, less 12,914,262 treasury shares at September 30, 2002 (159,411,845 issued and outstanding, less 12,932,897 treasury shares at December 31, 2001 and 159,415,245 issued and outstanding, less 12,932,897 treasury shares at September 30, 2001)	1.6	1.6	1.6
Capital in excess of par value	2,224.0	2,217.3	2,216.9
Treasury stock, at cost	(247.6)	(248.0)	(248.0)
Retained earnings (deficit)	(222.0)	304.7	315.2
Accumulated other comprehensive income (loss)	(588.8)	(576.3)	(609.8)

Total share owners' equity	1,619.7	2,151.8	2,128.4

Total liabilities and share owners' equity	$9,836.8	$10,106.6	$9,926.4

See accompanying notes.

OWENS-ILLINOIS, INC.
CONDENSED CONSOLIDATED CASH FLOWS
Nine months ended September 30, 2002 and 2001
(Dollars in millions)

	2002	2001
Cash flows from operating activities:
Net earnings (loss) before extraordinary items and cumulative effect of accounting change	$(43.8)	$365.9
Non-cash charges (credits):
Depreciation	321.1	299.1
Amortization of deferred costs	36.7	101.2
Restructuring costs and write-offs of certain assets		122.0
Future asbestos-related costs	475.0
Deferred tax provision (credit)	(97.0)	210.3
Gains on asset sales and divestitures		(470.3)
Other	(108.3)	(86.2)
Change in non-current operating assets	19.9	4.8
Asbestos-related payments	(167.4)	(186.8)
Asbestos-related insurance proceeds	23.2	158.2
Reduction of non-current liabilities	(16.4)	(12.9)
Change in components of working capital	(33.9)	(233.5)

Cash provided by operating activities	409.1	271.8
Cash flows from investing activities:
Additions to property, plant, and equipment	(343.2)	(344.1)
Net cash proceeds from divestitures	25.7	594.9
Acquisitions, net of cash acquired	(6.5)	(31.6)

Cash provided by (utilized in) investing activities	(324.0)	219.2
Cash flows from financing activities:
Additions to long-term debt	1,245.9	3,726.0
Repayments of long-term debt	(1,244.1)	(4,158.5)
Payment of finance fees	(18.0)	(62.1)
Increase (decrease) in short-term loans	14.0	(2.6)
Collateral deposits for certain derivative instruments	(47.0)
Convertible preferred stock dividends	(16.1)	(16.1)
Treasury shares repurchased		(5.2)
Issuance of common stock and other	6.1	1.1

Cash utilized in financing activities	(59.2)	(517.4)
Effect of exchange rate fluctuations on cash	(4.4)	(29.0)

Increase (decrease) in cash	21.5	(55.4)
Cash at beginning of period	155.6	229.7

Cash at end of period	$177.1	$174.3

See accompanying notes.

OWENS-ILLINOIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Tabular data in millions of dollars,
except share and per share amounts

1.    Earnings Per Share

        The following tables set forth the computation of basic and diluted earnings per share:

	Three months ended September 30,
	2002	2001
Numerator:
Net earnings	$97.9	$69.4
Convertible preferred stock dividends	(5.4)	(5.4)

Numerator for basic earnings per share—income available to common share owners	$92.5	$64.0

Denominator:
Denominator for basic earnings per share—weighted average shares outstanding	146,749,200	141,146,848
Effect of dilutive securities:
Stock options and other	724,657	81,198

Denominator for diluted earnings per share—adjusted weighted average shares outstanding	147,473,857	141,228,046

Basic earnings per share	$0.63	$0.44

Diluted earnings per share	$0.63	$0.44

        The convertible preferred stock was not included in the computation of the three months ended September 30, 2002 and 2001 diluted earnings per share since the result would have been antidilutive. Options to purchase 7,124,574 and 7,783,729 weighted average shares of common stock which were outstanding during the three months ended September 30, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

	Nine months ended September 30,
	2002	2001
Numerator:
Earnings (loss) before extraordinary items and cumulative effect of accounting change	$(43.8)	$365.9
Convertible preferred stock dividends	(16.1)	(16.1)

Numerator for basic earnings (loss) per share—income (loss) available to common share owners	(59.9)	349.8
Effect of dilutive securities—convertible preferred stock dividends		16.1

Numerator for diluted earnings per share—income available to common share owners after assumed exchanges of preferred stock for common stock	$(59.9)	$365.9

Denominator:
Denominator for basic earnings (loss) per share—weighted average shares outstanding	146,560,311	145,224,536
Effect of dilutive securities:
Stock options and other		215,347
Exchangeable preferred stock		6,933
Convertible preferred stock		8,589,355

Dilutive potential common shares		8,811,635

Denominator for diluted earnings (loss) per share—adjusted weighted average shares and assumed exchanges of preferred stock for common stock	146,560,311	154,036,171

Basic earnings (loss) per share	$(0.41)	$2.41

Diluted earnings (loss) per share	$(0.41)	$2.38

        For the nine months ended September 30, 2002, diluted earnings per share of common stock are equal to basic earnings per share of common stock due to the net loss. Options to purchase 7,785,507 weighted average shares of common stock which were outstanding during the nine months ended September 30, 2001 were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

2.    Inventories

        Major classes of inventories are as follows:

	Sept. 30, 2002	Dec. 31, 2001	Sept. 30, 2001
Finished goods	$643.5	$641.8	$596.4
Work in process	7.1	6.2	8.1
Raw materials	118.3	125.3	120.0
Operating supplies	72.2	63.4	68.4

	$841.1	$836.7	$792.9

3. Long-Term Debt

        The following table summarizes the Company's consolidated long-term debt:

	Sept. 30, 2002	Dec. 31, 2001	Sept. 30, 2001
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$2,414.9	$2,410.4	$2,288.8
Term Loan	65.0	1,045.0	1,045.0
Senior Secured Notes:
8.875%, due 2009	1,000.0
Senior Notes:
7.85%, due 2004	300.0	300.0	300.0
7.15%, due 2005	350.0	350.0	350.0
8.10%, due 2007	300.0	300.0	300.0
7.35%, due 2008	250.0	250.0	250.0
Senior Debentures:
7.50%, due 2010	250.0	250.0	250.0
7.80%, due 2018	250.0	250.0	250.0
Other	163.8	205.1	199.8

	5,343.7	5,360.5	5,233.6
Less amounts due within one year	22.6	30.8	29.7

Long-term debt	$5,321.1	$5,329.7	$5,203.9

        At September 30, 2002, the Company's subsidiary borrowers had unused credit of $479.1 million available under the Secured Credit Agreement.

        The weighted average interest rate on borrowings outstanding under the Revolving Credit Facility at September 30, 2002 was 3.84%. Including the effects of cross-currency swap agreements related to Revolving Credit Facility borrowings by the Company's Australian, U.K., and Canadian subsidiaries, the weighted average interest rate was 5.10%.

        The weighted average interest rate on borrowings outstanding under the Term Loan at September 30, 2002 was 4.34%.

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

        During November 2002, a subsidiary of the Company completed a $450 million private placement of senior secured notes. The notes bear interest at 8 3/4% and are due November 15, 2012. The notes are guaranteed by substantially all of the Company's domestic subsidiaries. The assets of substantially all of the Company's domestic subsidiaries are pledged as security for the notes. The issuing subsidiary used the net cash proceeds from the notes to repay the remaining $65 million of the outstanding term loan under the Agreement and the remaining $376 million was used to reduce the outstanding revolver under the Agreement. As such, the Company wrote off unamortized deferred financing fees in November 2002 related to the term loan and recorded an extraordinary charge of $3.2 million less applicable income taxes of $1.2 million. The indenture for the new notes has the same restrictions as the senior secured notes issued in January 2002.

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

	September 30, 2002
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets:
Accounts receivable	$—	$—	$787.4	$—	$787.4
Inventories			841.1		841.1
Other current assets	71.8		352.8		424.6

Total current assets	71.8	—	1,981.3	—	2,053.1
Investments in and advances to subsidiaries	3,704.8	2,004.8		(5,709.6)	—
Goodwill			2,636.3		2,636.3
Other non-current assets	13.8		1,921.6		1,935.4

Total other assets	3,718.6	2,004.8	4,557.9	(5,709.6)	4,571.7
Property, plant and equipment, net			3,212.0		3,212.0

Total assets	$3,790.4	$2,004.8	$9,751.2	$(5,709.6)	$9,836.8

Current liabilities:
Accounts payable and accrued liabilities	$—	$—	$995.8	$—	$995.8
Current portion of asbestos liability	205.0				205.0
Short-term loans and long-term debt due within one year			64.9		64.9

Total current liabilities	205.0	—	1,060.7	—	1,265.7
Long-term debt	1,700.0		5,321.1	(1,700.0)	5,321.1
Asbestos-related liabilities	401.4				401.4
Other non-current liabilities and minority interests	(135.7)		1,364.6		1,228.9
Capital structure	1,619.7	2,004.8	2,004.8	(4,009.6)	1,619.7

Total liabilities and share owners' equity	$3,790.4	$2,004.8	$9,751.2	$(5,709.6)	$9,836.8

	December 31, 2001
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets:
Accounts receivable	$—	$—	$754.5	$—	$754.5
Inventories			836.7		836.7
Other current assets	77.0		319.0		396.0

Total current assets	77.0	—	1,910.2	—	1,987.2
Investments in and advances to subsidiaries	4,022.0	2,322.0		(6,344.0)	—
Goodwill			2,995.3		2,995.3
Other non-current assets	37.0		1,827.2		1,864.2

Total other assets	4,059.0	2,322.0	4,822.5	(6,344.0)	4,859.5
Property, plant and equipment, net			3,259.9		3,259.9

Total assets	$4,136.0	$2,322.0	$9,992.6	$(6,344.0)	$10,106.6

Current liabilities:
Accounts payable and accrued liabilities	$—	$—	$940.3	$—	$940.3
Current portion of asbestos liability	220.0				220.0
Short-term loans and long-term debt due within one year			71.2		71.2

Total current liabilities	220.0	—	1,011.5	—	1,231.5
Long-term debt	1,700.0		5,329.7	(1,700.0)	5,329.7
Asbestos-related liabilities	78.8				78.8
Other non-current liabilities and minority interests	(14.6)		1,329.4		1,314.8
Capital structure	2,151.8	2,322.0	2,322.0	(4,644.0)	2,151.8

Total liabilities and share owners' equity	$4,136.0	$2,322.0	$9,992.6	$(6,344.0)	$10,106.6

	September 30, 2001
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets:
Accounts receivable	$—	$—	$870.9	$—	$870.9
Inventories			792.9		792.9
Other current assets	83.2		309.5		392.7

Total current assets	83.2	—	1,973.3	—	2,056.5
Investments in and advances to subsidiaries	4,024.6	2,324.6		(6,349.2)	—
Goodwill			2,919.3		2,919.3
Other non-current assets	42.5		1,818.4		1,860.9

Total other assets	4,067.1	2,324.6	4,737.7	(6,349.2)	4,780.2
Property, plant and equipment, net			3,089.7		3,089.7

Total assets	$4,150.3	$2,324.6	$9,800.7	$(6,349.2)	$9,926.4

Current liabilities:
Accounts payable and accrued liabilities	$—	$—	$905.8	$—	$905.8
Current portion of asbestos liability	220.0				220.0
Short-term loans and long-term debt due within one year			108.6		108.6

Total current liabilities	220.0	—	1,014.4	—	1,234.4
Long-term debt	1,700.0		5,203.9	(1,700.0)	5,203.9
Asbestos-related liabilities	137.9				137.9
Other non-current liabilities and minority interests	(36.0)		1,257.8		1,221.8
Capital structure	2,128.4	2,324.6	2,324.6	(4,649.2)	2,128.4

Total liabilities and share owners' equity	$4,150.3	$2,324.6	$9,800.7	$(6,349.2)	$9,926.4

	Three months ended September 30, 2002
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Results of Operations
Net sales	$—	$—	$1,472.1	$—	$1,472.1
External interest income			5.9		5.9
Intercompany interest income	33.1	33.1		(66.2)	—
Equity earnings from subsidiaries	97.9	97.9		(195.8)	—
Other equity earnings			7.6		7.6
Other revenue			15.0		15.0

Total revenue	131.0	131.0	1,500.6	(262.0)	1,500.6
Manufacturing, shipping, and delivery			1,137.7		1,137.7
Research, engineering, selling, administrative, and other			105.1		105.1
External interest expense	33.1		73.8		106.9
Intercompany interest expense		33.1	33.1	(66.2)	—

Total costs and expense	33.1	33.1	1,349.7	(66.2)	1,349.7
Earnings before items below	97.9	97.9	150.9	(195.8)	150.9
Provision for income taxes			47.7		47.7
Minority share owners' interests in earnings of subsidiaries			5.3		5.3

Net income	$97.9	$97.9	$97.9	$(195.8)	$97.9

	Three months ended September 30, 2001
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Results of Operations
Net sales	$—	$—	$1,360.2	$—	$1,360.2
External interest income			6.3		6.3
Intercompany interest income	33.0	33.0		(66.0)	—
Equity earnings from subsidiaries	69.4	69.4		(138.8)	—
Other equity earnings			4.8		4.8
Other revenue			12.5		12.5

Total revenue	102.4	102.4	1,383.8	(204.8)	1,383.8
Manufacturing, shipping, and delivery			1,036.9		1,036.9
Research, engineering, selling, administrative, and other			118.2		118.2
External interest expense	33.0		72.1		105.1
Intercompany interest expense		33.0	33.0	(66.0)	—

Total costs and expense	33.0	33.0	1,260.2	(66.0)	1,260.2
Earnings before items below	69.4	69.4	123.6	(138.8)	123.6
Provision for income taxes			47.6		47.6
Minority share owners' interests in earnings of subsidiaries			6.6		6.6

Net income	$69.4	$69.4	$69.4	$(138.8)	$69.4

	Nine months ended September 30, 2002
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Results of Operations
Net sales	$—	$—	$4,280.3	$—	$4,280.3
External interest income			17.8		17.8
Intercompany interest income	99.4	99.4		(198.8)	—
Equity earnings (loss) from subsidiares	265.0	(201.7)		(63.3)	—
Other equity earnings			19.8		19.8
Other revenue			44.0		44.0

Total revenue	364.4	(102.3)	4,361.9	(262.1)	4,361.9
Manufacturing, shipping, and delivery			3,310.6		3,310.6
Research, engineering, selling, administrative, and other	475.0		327.2		802.2
External interest expense	99.4		214.6		314.0
Intercompany interest expense		99.4	99.4	(198.8)	—

Total costs and expense	574.4	99.4	3,951.8	(198.8)	4,426.8
Earnings (loss) before items below	(210.0)	(201.7)	410.1	(63.3)	(64.9)
Provision (credit) for income taxes	(166.2)		129.5		(36.7)
Minority share owners' interests in earnings of subsidiaries			15.6		15.6

Earnings (loss) before extraordinary item and cumulative effect of accounting change	(43.8)	(201.7)	265.0	(63.3)	(43.8)
Extraordinary charge	(6.7)		(6.7)	6.7	(6.7)
Cumulative effect of accounting change	(460.0)		(460.0)	460.0	(460.0)

Net loss	$(510.5)	$(201.7)	$(201.7)	$403.4	$(510.5)

	Nine months ended September 30, 2001
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Results of Operations
Net sales	$—	$—	$4,056.1	$—	$4,056.1
External interest income			21.2		21.2
Intercompany interest income	166.6	166.6		(333.2)	—
Equity earnings from subsidiaries	365.9	361.8		(727.7)	—
Other equity earnings			13.7		13.7
Other revenue			550.6		550.6

Total revenue	532.5	528.4	4,641.6	(1,060.9)	4,641.6
Manufacturing, shipping, and delivery			3,147.9		3,147.9
Research, engineering, selling, administrative, and other			511.6		511.6
External interest expense	166.6		168.9		335.5
Intercompany interest expense		166.6	166.6	(333.2)	—

Total costs and expense	166.6	166.6	3,995.0	(333.2)	3,995.0
Earnings before items below	365.9	361.8	646.6	(727.7)	646.6
Provision for income taxes			267.9		267.9
Minority share owners' interests in earnings of subsidiaries			12.8		12.8

Earnings before extraordinary item	365.9	361.8	365.9	(727.7)	365.9
Extraordinary charge	(4.1)		(4.1)	4.1	(4.1)

Net income	$361.8	$361.8	$361.8	$(723.6)	$361.8

	Nine months ended September 30, 2002
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows
Cash provided by (used in) operating activities	$(144.2)	$—	$553.3	$—	$409.1
Cash used in investing activities			(324.0)		(324.0)
Cash provided by (used in) financing activities	144.2		(203.4)		(59.2)
Effect of exchange rate change on cash			(4.4)		(4.4)

Net change in cash	—	—	21.5	—	21.5
Cash at beginning of period			155.6		155.6

Cash at end of period	$—	$—	$177.1	$—	$177.1

	Nine months ended September 30, 2001
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows
Cash provided by (used in) operating activities	$(28.6)	$—	$300.4	$—	$271.8
Cash provided by investing activities			219.2		219.2
Cash provided by (used in) financing activities	28.6		(546.0)		(517.4)
Effect of exchange rate change on cash			(29.0)		(29.0)

Net change in cash	—	—	(55.4)	—	(55.4)
Cash at beginning of period			229.7		229.7

Cash at end of period	$—	$—	$174.3	$—	$174.3

5.    Cash Flow Information

        Interest paid in cash aggregated $264.7 million and $279.0 million for the nine months ended September 30, 2002 and 2001, respectively. Income taxes paid in cash totaled $25.2 million and $45.1 million for the nine months ended September 30, 2002 and 2001, respectively.

6.    Comprehensive Income

        The components of comprehensive income (loss) are: (a) net earnings (loss); (b) change in fair value of certain derivative adjustments; and, (c) foreign currency translation adjustments. Total comprehensive income for the three month periods ended September 30, 2002 and 2001 amounted to $44.5 million and $79.6 million, respectively. Total comprehensive income (loss) for the nine month periods ended September 30, 2002 and 2001 amounted to $(523.0) million and $258.4 million, respectively.

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

        As of September 30, 2002, the Company has determined that it is a named defendant in asbestos lawsuits and claims involving approximately 23,000 plaintiffs and claimants. The total amount of relief sought by plaintiffs and claimants cannot be determined because the amount is often not required to be stated in an initial claim or lawsuit and because settlements are often reached before claims and lawsuits advance to the point where such amounts would be required to be specified.

        Additionally, the Company has claims-handling agreements in place with many plaintiffs' counsel throughout the country. These agreements require evaluation and negotiation regarding whether particular claimants qualify under the criteria established by such agreements. The criteria for such claims include verification of a compensable illness and a reasonable probability of exposure to a product manufactured by the Company's former business unit during its manufacturing period ending in 1958. Some plaintiffs' counsel have historically withheld claims under these agreements for later presentation while focusing their attention on active litigation in the tort system. The Company believes that as of September 30, 2002 there are no more than 19,000 of such preexisting but presently unasserted claims against the Company that are not included in the total of pending claims specified in the preceding paragraph. The Company further believes that the bankruptcies of additional co-defendants, as discussed below, have resulted in an acceleration of the presentation and disposition of a number of these previously withheld preexisting claims under such agreements, which claims would otherwise have been presented and disposed of over the next several years. This acceleration is reflected in an increased number of pending asbestos claims and, to the extent disposed, contributes to an increase in asbestos-related payments which is expected to continue in the near term.

        The Company is also a defendant in other asbestos-related lawsuits or claims involving maritime workers, medical monitoring claimants, co-defendants and property damage claimants. Based upon its past experience, the Company believes that these categories of lawsuits and claims will not involve any material liability and they are not included in the above description of pending matters.

        Since receiving its first asbestos claim, the Company, as of September 30, 2002, has disposed of the asbestos claims of approximately 282,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $5,500. The Company's indemnity payments for these claims have varied on a per claim basis, and are expected to continue to vary considerably over time. As discussed above, a part of the Company's objective is to achieve, where possible, resolution of asbestos claims pursuant to claims-handling agreements. Under such agreements, qualification by meeting certain illness and exposure criteria has tended to reduce the number of claims presented to the Company that would ultimately be dismissed or rejected due to the absence of impairment or product exposure evidence. The Company expects that as a result, although aggregate spending may be lower, there may be an increase in the per claim average indemnity payment involved in such resolution. In this regard, although the average of such payments has been somewhat higher following the implementation of the claims-handling agreements in the mid-1990s, the annual average amount has not varied materially from year to year in recent years.

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

        The Company has previously pursued recovery of its losses from third parties, particularly its insurance carriers, and has largely resolved all of its significant coverage claims. The Company expects some further recovery from deferred payment provisions of existing settlement agreements and from pursuing certain additional reimbursement claims. However, the Company does not expect to recover additional material amounts in excess of the recorded receivable of $13.8 million at September 30, 2002.

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

8.    Segment Information

        The Company operates in the rigid packaging industry. The Company has two reportable product segments within the rigid packaging industry: (1) Glass Containers and (2) Plastics Packaging. The Plastics Packaging segment consists of two business units—consumer products (plastic containers and closures) and prescription products. The Other segment consisted of the Company's labels and carriers products business unit, substantially all of which was divested in early 2001.

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

        Financial information for the three-month periods ended September 30, 2002 and 2001 regarding the Company's product segments is as follows (certain amounts from prior year have been reclassified to conform to current year presentation based on changes in internal management reporting):

	Glass Containers	Plastics Packaging	Total Product Segments	Eliminations and Other Retained Items	Consolidated Totals
Net sales:
September 30, 2002	$1,019.8	$452.3	$1,472.1		$1,472.1
September 30, 2001	898.4	461.8	1,360.2		1,360.2

EBIT, excluding goodwill amortization (see Note 9):
September 30, 2002	$205.5	$64.9	$270.4	$(18.5)	$251.9
September 30, 2001	176.9	83.7	260.6	(15.2)	245.4

        The reconciliation of EBIT to earnings before income taxes and minority share owners' interests in earnings of subsidiaries for the three-month periods ended September 30, 2002 and 2001 is as follows:

	Sept. 30, 2002	Sept. 30, 2001
EBIT, excluding unusual items and goodwill amortization, for reportable segments	$270.4	$260.6
Eliminations and other retained items	(18.5)	(15.2)
Amortization of goodwill		(23.0)
Net interest expense	(101.0)	(98.8)

Total	$150.9	$123.6

        Financial information for the nine-month periods ended September 30, 2002 and 2001 regarding the Company's product segments is as follows (certain amounts from prior year have been reclassified to conform to current year presentation based on changes in internal management reporting):

	Glass Containers	Plastics Packaging	Other	Total Product Segments	Eliminations and Other Retained Items	Consoli- dated Totals
Net sales:
September 30, 2002	$2,916.2	$1,364.1	$—	$4,280.3		$4,280.3
September 30, 2001	2,639.9	1,411.7	4.5	4,056.1		4,056.1

EBIT, excluding unusual items and goodwill amortization (see Note 9):
September 30, 2002	$549.5	$217.9	$—	$767.4	$(61.1)	$706.3
September 30, 2001	473.9	242.1	0.2	716.2	(37.2)	679.0

Unusual items:
September 30, 2002
Adjustment of reserve for future asbestos-related costs					$(475.0)	$(475.0)
September 30, 2001
Gain on the sale of a minerals business in Australia	$10.3			$10.3		10.3
Gain on the sale of the Company's label business			$2.8	2.8		2.8
Gain on the sale of the Company's Harbor Capital business					457.3	457.3
Restructuring and impairment charges	(64.3)	$(15.6)		(79.9)		(79.9)
Special employee benefit programs	(7.6)	(3.5)		(11.1)	(19.8)	(30.9)
Charges related to certain contingencies		(8.5)		(8.5)		(8.5)

        The reconciliation of EBIT to earnings before income taxes and minority share owners' interests in earnings of subsidiaries for the nine-month periods ended September 30, 2002 and 2001 is as follows:

	Sept. 30, 2002	Sept. 30, 2001
EBIT, excluding unusual items and goodwill amortization, for reportable segments	$767.4	$716.2
Unusual items excluded from reportable segment information		(86.4)
Eliminations and other retained items	(61.1)	(37.2)
Unusual items excluded from eliminations and other retained items	(475.0)	437.5
Amortization of goodwill		(69.2)
Net interest expense	(296.2)	(314.3)

Total	$(64.9)	$646.6

9.    New Accounting Standards

        FAS No. 142. On January 1, 2002, the Company adopted Financial Accounting Standards ("FAS") No. 142, "Goodwill and Other Intangible Assets". As required by FAS No. 142, the Company is no longer amortizing goodwill, but will be reviewing goodwill annually (or more frequently if impairment indicators arise) for impairment.

        During the first quarter of 2002, the Company completed an impairment test under FAS No. 142 using the business enterprise value ("BEV") of each reporting unit. BEV's were calculated as of the measurement date, January 1, 2002, by determining the present value of debt-free, after-tax future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer. The BEV of each reporting unit was then compared to the book value of each reporting unit as of the measurement date to assess whether an impairment existed under FAS No. 142. Based on this comparison, the Company determined that an impairment existed in its consumer products reporting unit of the Plastics Packaging segment. The consumer products reporting unit operates in a highly competitive and fragmented industry. Excess capacity in this industry had created downward pricing pressure. The Company lowered its earnings and cash flow projections for this unit for several years following the measurement date which resulted in a lower BEV. Following a review of the valuation of the assets of the consumer products reporting unit, the Company recorded an impairment charge of $460.0 million to reduce the reported value of its goodwill. As required by FAS No. 142, the transitional impairment loss has been recognized as the cumulative effect of a change in method of accounting.

        The following earnings and earnings per share data for 2001 have been presented on an adjusted basis to eliminate goodwill amortization of $23.0 and $69.2 million, or $0.16 and $0.48 per share for the three and nine months ended September 30, 2001, respectively, as required by FAS No. 142. The earnings and earnings per share data for 2002 have been presented to provide comparative data to the 2001 adjusted earnings and earning per share data.

	Three months ended September 30,
	2002	2001
	(Actual)	(Adjusted)
Net earnings	$97.9	$92.4
Per share—basic	0.63	0.60
Per share—diluted	0.63	0.60
	Nine months ended September 30,
	2002	2001
	(Actual)	(Adjusted)
Earnings (loss) before extraordinary items and cumulative effect of accounting change	$(43.8)	$435.1
Per share—basic	(0.41)	2.89
Per share—diluted	(0.41)	2.86
Net earnings (loss)	$(510.5)	$431.0
Per share—basic	(3.60)	2.86
Per share—diluted	(3.60)	2.83

        FAS No. 143. In June 2001, the Financial Accounting Standards Board ("FASB") issued FAS No. 143, "Accounting for Asset Retirement Obligations". FAS 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. FAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 and will be adopted by the Company on January 1, 2003. The Company believes that the adoption of FAS No. 143 will not have an impact on the reported results of operations or financial position of the Company.

        FAS No. 144. In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". FAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. FAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and was adopted by the Company on January 1, 2002. The adoption of FAS No. 144 did not have an impact on the reported results of operations or financial position of the Company.

        FAS No. 145. In April 2002, the FASB issued FAS No. 145, "Rescission of FASB Statements No. 4, No. 44, and No. 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other things, FAS No. 145 requires gains and losses from early extinguishment of debt to be included in income from continuing operations instead of being classified as extraordinary items as previously required by generally accepted accounting principles. FAS No. 145 is effective for fiscal years beginning after May 15, 2002 and will be adopted by the Company on January 1, 2003. Any gain or loss on early extinguishment of debt that was classified as an extraordinary item in periods prior to adoption must be reclassified into income from continuing operations. The adoption of FAS No. 145 will require the $6.7 million and $4.1 million of extraordinary charges for the nine months ended September 30, 2002 and 2001, respectively, to be reclassified to interest expense and the provision for income taxes.

        FAS No. 146. In June 2002, the FASB issued FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". FAS No. 146 requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred. The statement further requires that fair value be used for initial measurement of the liability. FAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company believes that the adoption of FAS No. 146 will not have a material impact on the reported results of operations or financial position of the Company.

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

        Selected information relating to the above restructuring accruals follows:

Remaining accruals as of June 30, 2002	$14.9
Write-down of assets to net realizable value	(2.4)
Net cash paid	(2.7)

Remaining accruals as of September 30, 2002	$9.8

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

        As of September 30, 2002, the Company's affiliate in Australia has swapped $650.0 million of borrowings into $1,275.0 million Australian dollars. This swap matures on March 31, 2003, with interest resets every 90 days. The interest reset terms of the swap approximate the terms of the U.S. dollar borrowings. This derivative instrument swaps both the interest and principal from U.S. dollars to Australian dollars and also swaps the interest rate from a U.S.-based rate to an Australian-based rate. The Company's affiliate in the United Kingdom has swapped $200.0 million of borrowings into 139.0 million British pounds. This swap also matures on March 31, 2003, with interest resets every 90 days. This derivative instrument swaps both the interest and principal from U.S. dollars to British pounds and also swaps the interest rate from a U.S.-based rate to a British-based rate.

        On October 1, 2001, the Company completed the acquisition of the Canadian glass container assets of Consumers Packaging Inc. for a purchase price of approximately $150 million. The Company financed this purchase through borrowings under the Secured Credit Agreement, of which $100 million was transferred to Canada through intercompany loans in U.S. dollars with the remaining $50 million being transferred as equity. The Company's affiliate in Canada has entered into swap transactions to manage the affiliate's exposure to fluctuating foreign exchange rates by swapping the principal and interest portion of the intercompany loan. At September 30, 2002, the Canadian affiliate has swapped $90.0 million of borrowings into $142.0 million Canadian dollars. This swap matures on October 1, 2003. This derivative instrument swaps both the interest and principal from U.S. dollars to Canadian dollars and also swaps the interest rate from a U.S.-based rate to a Canadian-based rate. The affiliate has also entered in forward exchange contracts which effectively swap $10.0 million of borrowings into $16.0 million Canadian dollars. These hedges swap both the interest and principal from U.S. dollars to Canadian dollars and mature monthly.

        The Company recognizes the above derivatives on the balance sheet at fair value. The Company accounts for the above swaps as fair value hedges. As such, the changes in the value of the swaps are included in other expense and are expected to substantially offset any exchange rate gains or losses on the related U.S. dollar borrowings. For the nine months ended September 30, 2002, the amount not offset was immaterial.

        The Company also uses commodity futures contracts related to forecasted natural gas requirements. The objective of these futures contracts is to limit the fluctuations in prices paid and the potential volatility in earnings or cash flows from future market price movements. The Company has entered into commodity futures contracts for approximately 50% of its North American natural gas usage (approximately 960 million BTUs) through the first quarter of 2003.

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

        The above futures contracts are accounted for as cash flow hedges at September 30, 2002. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting anticipated cash flows of the hedged transactions. For hedged forecasted transactions, hedge accounting will be discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses will be recorded to earnings immediately.

        At September 30, 2002, an unrealized net gain of $1.8 million, after tax of $1.0 million, related to these commodity futures contracts was included in OCI. There was no ineffectiveness recognized during the nine months ended September 30, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations—Third Quarter 2002 compared with Third Quarter 2001

        The Company recorded net earnings of $97.9 million for the third quarter of 2002 compared to net earnings of $69.4 million for the third quarter of 2001. The Company's third quarter 2002 net earnings of $97.9 million increased $5.5 million, or 6.0% from 2001 third quarter earnings, excluding goodwill amortization, of $92.4 million. Consolidated EBIT for the third quarter of 2002 was $251.9 million, an increase of $6.5 million, or 2.6%, compared to third quarter 2001 EBIT, excluding goodwill amortization, of $245.4 million. The increase was principally due to higher EBIT for the Glass Containers segment, partially offset by lower EBIT for the Plastics Packaging segment and from lower EBIT from other retained items, as further discussed below. Interest expense, net of interest income, increased $2.2 million from the 2001 period. The effects of lower short-term variable interest rates were more than offset by the January 2002 issuance of $1.0 billion principal amount of 8 7/8% Senior Secured Notes due 2009. Proceeds from the Senior Secured Notes were used to reduce a variable-rate term loan under the Secured Credit Agreement.

        Capsule segment results (in millions of dollars) for the third quarter of 2002 and 2001 were as follows:

	Net Sales (Unaffiliated customers)		EBIT(a)
	2002	2001	2002	2001(b)
Glass Containers	$1,019.8	$898.4	$205.5	$176.9
Plastics Packaging	452.3	461.8	64.9	83.7

Segment totals	1,472.1	1,360.2	270.4	260.6
Eliminations and other retained items			(18.5)	(15.2)

Consolidated EBIT before goodwill amortization			251.9	245.4
Amortization of goodwill				(23.0)

Consolidated totals	$1,472.1	$1,360.2	$251.9	$222.4

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

        Consolidated net sales for the third quarter of 2002 increased $111.9 million, or 8.2%, over the prior year. Net sales of the Glass Containers segment increased $121.4 million, or 13.5%, over 2001. In North America, the additional sales from the October 2001 acquisition of the Canadian glass container operations and increased shipments of containers for liquor and wine were partially offset by decreased shipments of containers for food, teas, and juices in the U.S. The combined U.S. dollar sales of the segment's other foreign affiliates increased from the prior year. Increased shipments throughout most of Europe and the Asia Pacific region and favorable currency translation rates throughout most of Europe and the Asia Pacific region were partially offset by unfavorable currency translation rates throughout most of South America and the absence of the glass container operations in India. The effect of changing foreign currency exchange rates increased U.S. dollar sales of the segment's foreign affiliates in Europe and the Asia Pacific region by approximately $31 million. The effect of changing foreign currency exchange rates decreased U.S. dollar sales of the segment's foreign affiliates in South America by approximately $18 million. Net sales of the Plastics Packaging segment decreased $9.5 million, or 2.1%, from 2001. Increased shipments of plastic containers for food, bottled water, juice and health and personal care and closures for juice and other beverages were more than offset by lower unit pricing in some product lines and the absence of sales from several small businesses that were sold over the past twelve months.

        Consolidated EBIT for the third quarter of 2002 increased $6.5 million, or 2.6%, to $251.9 million from the 2001 adjusted EBIT of $245.4 million, adjusted to exclude goodwill amortization. EBIT of the Glass Containers segment increased $28.6 million to $205.5 million, compared to adjusted EBIT of $176.9 million in 2001. The combined U.S. dollar EBIT of the segment's foreign affiliates increased from prior year. Increased shipments throughout most of Europe and the Asia Pacific region and moderately improved pricing in Europe were partially offset by lower shipments in Brazil and Colombia, unfavorable currency translation rates in South America and a special tax assessment on the equity value of the segment's Colombian affiliate. In North America, Glass Container EBIT increased over 2001 principally as a result of the addition of the Canadian glass container operations in the fourth quarter of 2001, moderately improved pricing, and the recognition of the remaining deferred income associated with the early termination of an energy supply agreement, partially offset by the conversion of certain food and beverage containers to plastic packaging. EBIT of the Plastics Packaging segment decreased $18.8 million, or 22.5%, to $64.9 million compared to adjusted EBIT of $83.7 million in 2001. Increased shipments of plastic containers for food, bottled water, juice and health and personal care and closures for juice and other beverages were more than offset by lower unit pricing in some product lines, a $4.1 million unfavorable accounting adjustment at one of the segment's foreign affiliates largely due to the write down of inventories to net realizable value, and discontinued production for a major customer in the advanced technology systems business as the customer moves production from the U.S. to the Far East. The Company is commissioning a new factory in the Far East to continue to supply this customer and expects this new factory to be fully operational early in 2003. The Plastics Packaging segment operates in a number of highly competitive markets and has incurred significant pricing pressure in some product lines which the Company expects to partially offset by increased unit volume, improved productivity and reduced costs.

First Nine Months 2002 compared with First Nine Months 2001

        The Company recorded a loss before extraordinary items and cumulative effect of accounting change of $43.8 million for the first nine months of 2002 compared to earnings before extraordinary items of $365.9 million for the first nine months of 2001. The net loss for the first nine months of 2002 of $510.5 million reflects $6.7 million of an extraordinary charge from the early extinguishment of debt and $460.0 million from the cumulative effect the change in accounting for goodwill. Net earnings of $361.8 million for 2001 reflect $4.1 million of an extraordinary charge from the early extinguishment of debt. Excluding the effects of the 2002 extraordinary item, cumulative effect of accounting change, and the unusual charge of $475.0 million for estimated future asbestos-related costs, the Company's first nine months 2002 net earnings of $265.0 million increased $28.9 million, or 12.2% from the first nine months 2001 earnings, excluding extraordinary and unusual items and goodwill amortization, of $236.1 million. Consolidated EBIT for the first nine months of 2002, excluding the asbestos-related charge, was $706.3 million, an increase of $27.3 million, or 4.0%, compared to the first nine months 2001 EBIT, excluding unusual items and goodwill amortization, of $679.0 million. The increase is principally due to higher EBIT for the Glass Containers segment, partially offset by lower EBIT for the Plastics Packaging segment and lower EBIT from eliminations and other retained items, as further discussed below. Interest expense, net of interest income and the 2001 unusual expense of $4.0 million, decreased $14.1 million from the 2001 period. The effects of lower short-term variable interest rates were partially offset by the January 2002 issuance of $1.0 billion principal amount of 8 7/8% Senior Secured Notes due 2009. Proceeds from the Senior Secured Notes were used to reduce a variable-rate term loan under the Secured Credit Agreement. Excluding the effect of the asbestos-related charge, the Company's estimated effective tax rate for the first nine months of 2002 was 31.6%. This compares with a rate of 31.3% for the first nine months of 2001, and 30.3% for the full year of 2001, adjusted to exclude the effects of goodwill amortization and unusual items. The increase in the 2002 estimated rate compared to the full year of 2001 is primarily the result of decreased international and domestic tax benefits and credits and a shift in estimated international earnings toward countries with higher effective tax rates.

        Capsule segment results (in millions of dollars) for the first nine months of 2002 and 2001 were as follows:

	Net sales (Unaffiliated customers)		EBIT(a)
	2002	2001	2002		2001(c)(d)
Glass Containers	$2,916.2	$2,639.9	$549.5		$412.3
Plastics Packaging	1,364.1	1,411.7	217.9		214.5
Other		4.5			3.0

Segment totals	4,280.3	4,056.1	767.4		629.8
Eliminations and other retained items			(536.1	)(b)	400.3

Consolidated EBIT before goodwill amortization			231.3		1,030.1
Amortization of goodwill					(69.2)

Consolidated totals	$4,280.3	$4,056.1	$231.3		$960.9

(a)
EBIT consists of consolidated earnings before interest income, interest expense, provision for income taxes, and minority share owners' interests in earnings of subsidiaries, extraordinary items and cumulative effect of accounting change.

(b)
EBIT for 2002 includes a charge of $475.0 million related to adjustment of the reserve for estimated future asbestos-related costs.

(c)
Amount for the nine months ended September 30, 2001 included a net gain of $351.1 million related to the following: (1) a gain of $457.3 million related to the sale of the Company's Harbor Capital business; (2) charges of $79.9 million related to restructuring and impairment charges at certain of the Company's international glass operations, principally Venezuela and Puerto Rico, as well as certain other domestic and international operations; (3) charges of $30.9 million related to special employee benefit programs; (4) a charge of $8.5 million for certain contingencies; (5) a gain of $10.3 million from the sale of a minerals business in Australia; and (6) a gain of $2.8 million from the sale of the Company's labels business.

        Such charges (gains) are included as follows in consolidated EBIT for the nine months ended September 30, 2001:

Glass Containers	$61.6
Plastics Packaging	27.6
Other	(2.8)

Total Product Segments	86.4
Eliminations and other retained items	(437.5)

Consolidated Totals	$(351.1)

(d)
In accordance with FAS No. 142, goodwill is no longer amortized beginning in 2002. In order to facilitate comparisons, goodwill amortization for 2001 has been reclassified out of the Glass Containers and Plastics Packaging segments and reported separately.

        Consolidated net sales for the first nine months of 2002 increased $224.2 million, or 5.5%, over the prior year. Net sales of the Glass Containers segment increased $276.3 million, or 10.5%, over 2001. In

North America, the additional sales from the October 2001 acquisition of the Canadian glass container operations and increased shipments of containers for liquor and wine and were partially offset by decreased shipments of containers for food, teas, and juices. The combined U.S. dollar sales of the segment's other foreign affiliates increased from the prior year. Increased shipments throughout most of Europe and the Asia Pacific region and favorable currency translation rates throughout most of Europe and the Asia Pacific region were partially offset by unfavorable currency translation rates throughout most of South America and the absence of the glass container operations in India. The effect of changing foreign currency exchange rates increased U.S. dollar sales of the segment's foreign affiliates in Europe and the Asia Pacific region by approximately $49 million. The effect of changing foreign currency exchange rates decreased U.S. dollar sales of the segment's foreign affiliates in South America by approximately $43 million. Net sales of the Plastics Packaging segment decreased $47.6 million, or 3.4%, from 2001. Increased shipments of plastic containers for food, bottled water, juice and health and personal care and closures for juice and other beverages, were more than offset by lower unit pricing in some product lines, and the effects of lower resin costs on pass-through arrangements with customers. The effects of lower resin cost pass-throughs decreased sales approximately $20 million compared to the first nine months of 2001.

        Excluding the effects of the 2002 and 2001 unusual items, consolidated EBIT for the first nine months of 2002 increased $27.3 million, or 4.0%, to $706.3 million from the 2001 adjusted EBIT of $679.0 million, adjusted to exclude goodwill amortization. EBIT of the Glass Containers segment increased $75.6 million to $549.5 million, compared to adjusted EBIT of $473.9 million in 2001. The combined U.S. dollar EBIT of the segment's foreign affiliates increased from prior year. Increased shipments throughout most of Europe and the Asia Pacific region and moderately improved pricing in some regions were partially offset by lower shipments in Brazil and Colombia and unfavorable currency translation rates throughout most of South America. In North America, Glass Container EBIT increased over 2001 principally as a result of the addition of the Canadian glass container operations in the fourth quarter of 2001, moderately improved pricing, increased shipments of containers for liquor and wine and the recognition of the remaining deferred income associated with the early termination of an energy supply agreement, partially offset by the conversion of certain food and beverage containers to plastic packaging. EBIT of the Plastics Packaging segment decreased $24.2 million, or 10.0%, to $217.9 million compared to adjusted EBIT of $242.1 million in 2001. Increased shipments of plastic containers for food, bottled water, juice and health and personal care and closures for juice and other beverages as well as improved manufacturing performance were more than offset by lower unit pricing in some product lines, a $4.1 million unfavorable accounting adjustment at one of the segment's foreign affiliates largely due to the write down of inventories to net realizable value, and discontinued production for a major customer in the advanced technology systems business as the customer moves production from the U.S. to the Far East as previously discussed. EBIT from eliminations and other retained items, excluding the 2002 and 2001 unusual items, decreased $23.9 million from 2001 reflecting lower net financial services income due to the sale of the Company's Harbor Capital Advisors business in the second quarter of 2001 as well as higher information systems spending and certain employee benefit costs.

        Results for the first nine months of 2002 included a pretax charge of $475.0 million ($308.8 million after tax) related to the adjustment of the reserve for estimated future asbestos-related costs.

        Results for the first nine months of 2001 included the following unusual items: (1) a gain of $457.3 million ($284.4 million after tax) related to the sale of the Company's Harbor Capital Advisors business; (2) pretax gains totaling $13.1 million ($12.0 million after tax) related to the sale of the Company's label business and the sale of a minerals business in Australia; (3) charges of $79.9 million ($63.9 million after tax and minority share owners' interests) related to restructuring and impairment charges at certain of the Company's international glass operations, principally Venezuela and Puerto Rico, as well as certain other domestic and international operations; (4) charges of $30.9 million

($19.4 million after tax) related to special employee benefit programs; (5) a charge of $8.5 million ($5.3 million after tax) for certain contingencies; (6) a $6.0 million charge to adjust tax liabilities in Italy as a result of recent legislation; and (7) a net interest charge of $4.0 million ($2.8 million after tax) related to interest on the resolution of the transfer of pension assets and liabilities for a previous acquisition and divestiture.

Restructuring and Impairment Charges

        The first nine months of 2001 operating results included pretax charges of $79.9 million, principally related to a restructuring program and impairment at certain of the international and domestic operations. The charge included the impairment of assets at the Company's affiliate in Puerto Rico and the consolidation of manufacturing capacity and the closing of a facility in Venezuela. The program also included consolidation of capacity at certain other international and domestic facilities in response to decisions about pricing and market strategy. The Company expects its actions related to these restructuring and impairment charges to be completed during the next several quarters. The cost savings resulting from the 2001 restructuring are not expected to be material on an annual basis.

Asbestos-Related Charge

        The asbestos-related charge of $475.0 million ($308.8 million after tax) represented an adjustment of the reserve for estimated future asbestos-related costs. Following the completion of a comprehensive review of its asbestos-related liabilities and costs in April 2002, the Company concluded that an increase in the reserve was required to provide for estimated indemnity payments and legal fees arising from asbestos personal injury lawsuits and claims expected to be filed in the next several years. Asbestos-related cash payments were $167.4 million for the first nine months of 2002, down from $186.8 million for the first nine months of 2001. The Company expects that asbestos-related cash payments will be moderately lower in 2002 than in the prior year, when such payments totaled $245.9 million. The Company anticipates that cash flows from operations and other resources will be sufficient to meet all asbestos-related obligations.

        A former business unit of the Company produced a minor amount of specialized high-temperature insulation material containing asbestos from 1948 until 1958, when the business was sold. In line with its limited involvement with an asbestos-containing product and its exit from that business over 44 years ago, the Company will continue to work aggressively to minimize the number of incoming cases and to limit payments to only those impaired claimants who were exposed to the Company's products and whose claims have merit under applicable state law. As of September 30, 2002, the number of pending asbestos-related claimants and plaintiffs decreased to approximately 23,000 from the previously reported level of approximately 27,000 at December 31, 2001.

Capital Resources and Liquidity

        The Company's total debt at September 30, 2002 was $5.39 billion, compared to $5.40 billion at December 31, 2001 and $5.31 billion at September 30, 2001.

        During April 2001, certain of the Company's subsidiaries entered into the Secured Credit Agreement (the "Agreement") with a group of banks, which expires on March 31, 2004. The Agreement provides for a $3.0 billion revolving credit facility and a $65.0 million (initially $1.5 billion) term loan.

        At September 30, 2002, the Company had available credit totaling $3.065 billion under the Agreement, of which $479.1 million had not been utilized. At September 30, 2001, the Company had $621.4 million of credit which had not been utilized under the Agreement. The decrease is due in large part to the $150 million purchase of the Canadian glass container assets of Consumers Packaging Inc.

in October 2001. Cash provided by operating activities was $409.1 million for the first nine months 2002 compared to $271.8 million for the first nine months of 2001.

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

        During November 2002, a subsidiary of the Company completed a $450 million private placement of senior secured notes. The notes bear interest at 8 3/4% and are due November 15, 2012. The notes are guaranteed by substantially all of the Company's domestic subsidiaries. The assets of substantially all of the Company's domestic subsidiaries are pledged as security for the notes. The issuing subsidiary used the net cash proceeds from the notes to repay the remaining $65 million of the outstanding term loan under the Agreement and the remaining $376 million was used to reduce the outstanding revolver under the Agreement. As such, the Company wrote off unamortized deferred financing fees in November 2002 related to the term loan and recorded an extraordinary charge of $3.2 million less applicable income taxes of $1.2 million. The indenture for the new notes has the same restrictions as the senior secured notes issued in January 2002.

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

Critical Accounting Estimates

        The Company's analysis and discussion of its financial condition and results of operations are based upon its consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The Company evaluates these estimates and assumptions on an ongoing basis, including but not limited to those related to pension benefit plans, contingencies and litigation, and goodwill. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities and may not be readily apparent from other sources. Actual results, under conditions and circumstances different from those assumed, may differ from estimates. The impact and any associated risks related to estimates and assumptions are discussed within Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in the Notes to Condensed Consolidated Financial Statements, if applicable, where estimates and assumptions affect the Company's reported and expected financial results.

        The Company believes that accounting for pension benefit plans, contingencies and litigation, and goodwill involves the more significant judgments and estimates used in the preparation of its consolidated financial statements:

Pension Benefit Plans

        Because of their historically well-funded status, the Company's principal pension benefit plans contributed pretax credits to earnings of approximately $62.8 million for the first nine months of 2002 and approximately $72.8 million for the first nine months of 2001. The Company expects that the amount of such credits for the full year 2002 will be approximately 15% lower than the full year of 2001. The 2002 decrease in pretax pension credits is attributed to lower expected return on assets and the addition of certain pension plans from the acquisition of the Canadian glass container assets of Consumers Packaging Inc.

        Future effects on operating results depend on economic conditions and investment performance. For example, a one-half percentage point change in the actuarial assumption regarding the expected return on assets would result in a change of approximately $15 million in pretax pension credits for the full year. In addition, changes in external factors, including the fair values of plan assets and the discount rate used to calculate plan liabilities, could result in balance sheet recognition of a minimum pension liability. If the plan's accumulated benefit obligations ("ABO") exceed the fair value of their assets at December 31, 2002, the Company will be required to write off most of its prepaid pension asset and record a liability equal to the excess of the ABO over the fair value of the assets. The noncash charge would result in a decrease in the Accumulated Other Comprehensive Income component of share owners' equity that would significantly reduce net worth.

Contingencies and Litigation

        The Company believes that its ultimate asbestos-related contingent liability (i.e., its indemnity or other claim disposition costs plus related legal fees) cannot be estimated with certainty. The Company's ability to reasonably estimate its liability has been significantly affected by the volatility of asbestos-related litigation in the United States, the expanding list of non-traditional defendants that have been sued in this litigation and found liable for substantial damage awards, the continued use of litigation screenings to generate new lawsuits, the large number of claims asserted or filed by parties who claim prior exposure to asbestos materials but have no present physical impairment as a result of such exposure, and the growing number of co-defendants that have filed for bankruptcy. The Company believes that the bankruptcies of additional co-defendants have resulted in an acceleration of the presentation and disposition of a number of claims which would otherwise have been presented and disposed of over the next several years. The Company continues to monitor trends which may affect its ultimate liability and continues to analyze the developments and variables affecting or likely to affect the resolution of pending and future asbestos claims against the Company. See Note 7 to the Condensed Consolidated Financial Statements for further information.

Goodwill

        Beginning in 2002, the Company will evaluate goodwill annually (or more frequently if impairment indicators arise) for impairment. Goodwill impairment testing is performed using the business enterprise value ("BEV") of each reporting unit which is calculated as of a measurement date, by determining the present value of debt-free, after tax future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer. This BEV is then compared to the book value of each reporting unit as of the measurement date to assess whether an impairment exists. If certain assumptions change thereby reducing the BEV, such as EBIT projections, cash flow projections, or risk adjusted cost of capital, goodwill may have to be written down. If the write down is significant, the charge would have a material adverse effect on reported results of operations and net worth.

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

        During January 2002, a subsidiary of the Company completed a $1.0 billion private placement of senior secured notes. The notes bear interest at 8 7/8% and are due February 15, 2009. The issuing subsidiary used the net cash proceeds from the notes to reduce the outstanding term loan under the Secured Credit Agreement by $980 million. During November 2002, a subsidiary of the Company completed a $450 million private placement of senior secured notes. The notes bear interest at 8 3/4% and are due November 15, 2012. The issuing subsidiary used the net cash proceeds from the notes to repay the remaining $65 million of the outstanding term loan under the Agreement and the remaining $376 million was used to reduce the outstanding revolver under the Agreement. As a result, the Company's exposure to variable interest rates has been reduced and the maturity of a significant portion of its debt has been extended. However, the higher interest rate on the notes will cause the Company to incur higher interest expense.

Forward Looking Statements

        This document may contain "forward looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Forward looking statements reflect the Company's current expectations and projections about future events at the time, and thus involve uncertainty and risk. It is possible the Company's future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) foreign currency fluctuations relative to the U.S. dollar, (2) change in capital availability or cost, including interest rate fluctuations, (3) the general political, economic and competitive conditions in markets and countries where the Company has operations, including competitive pricing pressures, inflation or deflation, and changes in tax rates, (4) consumer preferences for alternative forms of packaging, (5) fluctuations in raw material and labor costs, (6) availability of raw materials, (7) costs and availability of energy, (8) transportation costs, (9) consolidation among competitors and customers, (10) the ability of the Company to integrate operations of acquired businesses, (11) unanticipated expenditures with respect to environmental, safety and health laws, (12) the performance by customers of their obligations under purchase agreements, and (13) the timing and occurrence of events which are beyond the control of the Company, including events related to asbestos-related claims. It is not possible to foresee or identify all such factors. Any forward looking statements in this document are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. Forward looking statements are not a guarantee of future performance and actual results or developments may differ materially from expectations. While the Company continually reviews trends and uncertainties affecting the Company's results of operations and financial condition, the Company does not intend to update any particular forward looking statements contained in this document.

Item 4. Controls and Procedures

  (a)
  Evaluation of disclosure controls and procedures:

    Based on their evaluations as of a date within 90 days of the filing date of this report, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

  (b)
  Changes in internal controls:

    There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

        In August 1998, the Company received a Notice of Violation from the United States Environmental Protection Agency regarding alleged opacity violations at its Oakland, California glass container plant from the period of 1994 through 1997. Certain furnaces at the plant are equipped with monitors that continuously monitor opacity. During this period, these furnaces had occasional upset and breakdown conditions that caused opacity excursions that were reported to the local air quality management district. This action by the U.S. EPA involves the same incidents that were resolved with the local air quality management district. The Company has reached a settlement in principle with the U.S. EPA under which it will pay certain monetary penalties.

        In September 2001, the Virginia Department of Environmental Quality issued a Notice of Violation to the Company's plant located in Toano, Virginia, alleging violations of certain regulations in connection with certain changes that were made to the furnaces during repairs. The Company has reached a settlement in principle with the Virginia Department of Environmental Quality under which it will voluntarily install abatement equipment, agree to certain production capacity limitations that are not expected to materially impact operations, and will also pay certain monetary penalties.

        The monetary penalties for the Oakland matter and the Toano matter are not expected to exceed $550,000 in the aggregate.

        For further information on legal proceedings, see Note 7 to the Condensed Consolidated Financial Statements, "Contingencies," that is included in Part I of this Report and is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:
	Exhibit 4.1	Second Supplemental Indenture dated as of August 5, 2002 to the January 24, 2002 indenture between Owens-Brockway Glass Container Inc. and the trustee of the Senior Secured Notes due 2009
	Exhibit 4.2	Third Amendment to Secured Credit Agreement dated as of September 27, 2002
	Exhibit 12	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends
(b)	Reports on Form 8-K:
On August 9, 2002, the Registrant filed a Form 8-K which included its Chief Executive Officer and Chief Financial Officer certifications as required by Section 906 of the Sarbanes-Oxley Act of 2002.

On September 3, 2002, the Registrant filed a Form 8-K which included a press release dated September 3, 2002 announcing that Gary F. Colter has been appointed to serve on the Owens-Illinois Board of Directors effective September 3, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OWENS-ILLINOIS, INC.
Date November 14, 2002	By:	/s/ EDWARD C. WHITE Edward C. White, Vice President and Controller (Principal Accounting Officer)

CERTIFICATIONS

I, Joseph H. Lemieux, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Owens-Illinois Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date November 14, 2002	/s/ JOSEPH H. LEMIEUX Joseph H. Lemieux Chairman and Chief Executive Officer

CERTIFICATIONS

I, R. Scott Trumbull, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Owens-Illinois Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date November 14, 2002	/s/ R. SCOTT TRUMBULL R. Scott Trumbull Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibits
4.1	Second Supplemental Indenture dated as of August 5, 2002 to the January 24, 2002 indenture between Owens-Brockway Glass Container Inc. and the trustee of the Senior Secured Notes due 2009
4.2	Third Amendment to Secured Credit Agreement dated as of September 27, 2002
12	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

QuickLinks

Part I—FINANCIAL INFORMATION
  Item 1. Financial Statements.
OWENS-ILLINOIS, INC. CONDENSED CONSOLIDATED RESULTS OF OPERATIONS Three months ended September 30, 2002 and 2001 (Dollars in millions, except per share amounts)
OWENS-ILLINOIS, INC. CONDENSED CONSOLIDATED RESULTS OF OPERATIONS Nine months ended September 30, 2002 and 2001 (Dollars in millions, except per share amounts)
OWENS-ILLINOIS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS September 30, 2002, December 31, 2001, and September 30, 2001 (Dollars in millions)
OWENS-ILLINOIS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS—Continued September 30, 2002, December 31, 2001, and September 30, 2001 (Dollars in millions)
OWENS-ILLINOIS, INC. CONDENSED CONSOLIDATED CASH FLOWS Nine months ended September 30, 2002 and 2001 (Dollars in millions)
OWENS-ILLINOIS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Tabular data in millions of dollars, except share and per share amounts
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosure About Market Risk.
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS
INDEX TO EXHIBITS