Form 10-K
period 2002-12-31
OWENS ILLINOIS INC /DE/
filed 2003-03-27
CIK 812074

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OWENS-ILLINOIS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State of other jurisdiction of incorporation or organization	1-9576 (Commission file number)	22-2781933 (IRS Employer Identification No.)
One SeaGate, Toledo, Ohio (Address of principal executive offices)		43666 (Zip Code)

Registrant's telephone number, including area code: (419) 247-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange
Convertible Preferred Stock, $.01 par value, $50 liquidation preference	New York Stock Exchange

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

Yes ☒                    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒                    No ☐

        The aggregate market value (based on the consolidated tape closing price on February 28, 2003) of the voting stock beneficially held by non-affiliates of Owens-Illinois, Inc. was approximately $945,341,000. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors and executive officers of the Company. Such interpretation is not intended to be, and should not be construed to be, an admission by Owens-Illinois, Inc. or such directors or executive officers of the Company that such directors and executive officers of the Company are "affiliates" of Owens-Illinois, Inc., as that term is defined under the Securities Act of 1934.

        The number of shares of Common Stock, $.01 par value of Owens-Illinois, Inc. outstanding as of February 28, 2003 was 147,748,044.

DOCUMENTS INCORPORATED BY REFERENCE

Part III    Owens-Illinois, Inc. Proxy Statement for The Annual Meeting of Share Owners To Be Held Wednesday, May 14, 2003 ("Proxy Statement").

TABLE OF GUARANTORS

Exact Name Of Registrant As Specified In Its Charter	State/Country of Incorporation Or Organization	Primary Standard Industrial Classification Code Number	I.R.S Employee Identification Number
Owens-Illinois Group, Inc.	Delaware	6719	34-1559348
Owens-Brockway Packaging, Inc.	Delaware	6719	34-1559346

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

(Cover page 2 of 2 pages)

i

PART I

ITEM 1. BUSINESS

General Development of Business

        Owens-Illinois, Inc. (the "Company") through its subsidiaries, is the successor to a business established in 1903. The Company is one of the world's leading manufacturers of packaging products. The Company is the largest manufacturer of glass containers in North America, South America, Australia and New Zealand, and one of the largest in Europe. The Company is also a worldwide manufacturer of plastics packaging with operations in North America, South America, Europe, Australia and New Zealand. Plastics packaging products manufactured by the Company include consumer products (blow molded containers, injection molded closures and dispensing systems) and prescription containers. Consistent with its strategy to continue to strengthen its existing packaging businesses, the Company has acquired 18 glass container businesses in 18 countries since 1991, including businesses in North America, South America, Central and Eastern Europe and the Asia Pacific region, and 7 plastics packaging businesses with operations in 12 countries.

        The Company believes it is a technological leader in the worldwide glass container and plastics packaging segments of the rigid packaging market. During the five years ended December 31, 2002, the Company invested more than $2.3 billion in capital expenditures (excluding acquisitions) and more than $362.0 million in research, development and engineering to, among other things, improve labor and machine productivity, increase capacity in growing markets and commercialize technology into new products.

        The principal executive office of the Company is located at One SeaGate, Toledo, Ohio 43666; the telephone number is (419) 247-5000. The Company's website is www.o-i.com. The Company's annual report and SEC filings can be obtained from this site at no cost.

Financial Information about Product Segments

        Information as to sales, earnings before interest income, interest expense, provision for income taxes, minority share owners' interests in earnings of subsidiaries, and extraordinary charges ("EBIT"), and total assets by product segment is included in Note 20 to the Consolidated Financial Statements.

Narrative Description of Business

        The Company has two product segments: (1) Glass Containers and (2) Plastics Packaging. Below is a description of these segments and information to the extent material to understanding the Company's business taken as a whole.

Products and Services, Customers, Markets and Competitive Conditions, and Methods of Distribution

GLASS CONTAINERS PRODUCT SEGMENT

        The Company is a leading manufacturer of glass containers throughout the world. Approximately one of every two glass containers made worldwide is made by the Company, its affiliates or its licensees. Worldwide glass container sales represented 69%, 66%, and 67%, of the Company's consolidated net sales for the years ended December 31, 2002, 2001, and 2000, respectively. For the year ended December 31, 2002, the Company manufactured approximately 39% of all glass containers sold by domestic producers in the U.S., making the Company the leading manufacturer of glass containers in the U.S. The Company is the leading glass container manufacturer in 17 of the 19 countries where it competes in the glass container segment of the rigid packaging market and the sole manufacturer of glass containers in eight of these countries.

Products and Services

        In the U.S., the Company produces glass containers for malt beverages including beer and ready to drink low alcohol refreshers, food, tea, juice, liquor, wine and pharmaceuticals. The Company also produces glass containers for soft drinks, principally outside the U.S. The Company manufactures these products in a wide range of sizes, shapes and colors. As a leader in glass container innovation, the Company is active in new product development.

Customers

        In most of the countries where the Company competes, it has the leading position in the glass container segment of the rigid packaging market (based on units sold). The largest customers include many of the leading manufacturers and marketers of glass packaged products in the world. In the U.S., the majority of customers for glass containers are brewers, food producers, distillers and wine vintners. Outside of the U.S., glass container customers also include soft drink bottlers. The largest U.S. glass container customers include (in alphabetical order) Anheuser-Busch, Cambell, Coors, Gerber and H.J. Heinz. The largest international glass container customers include Diageo, Foster's, Heineken, Labatt, Lion Nathan, Molson, and SABMiller. The Company is the sole glass container supplier to many of these "blue chip" customers.

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

        The Company has the leading share of the glass container segment of the U.S. rigid packaging market based on units sold by domestic producers in the U.S., with its sales representing approximately 40% of that segment for the year ended December 31, 2002. The principal glass container competitors in the U.S. are Saint-Gobain Containers, Inc., a wholly-owned subsidiary of Compagnie de Saint-Gobain, and Anchor Glass Container Corporation.

        In supplying glass containers outside of the U.S., the Company competes directly with Compagnie de Saint-Gobain in Italy and Brazil, Rexam plc and Ardagh plc in the U.K., Vetropak in the Czech Republic and Amcor Limited in Australia. In other locations in Europe, the Company competes indirectly with a variety of glass container firms including Compagnie de Saint-Gobain, BSN Glasspack, Vetropak and Rexam plc. Except as mentioned above, the Company does not compete with any large, multi-national glass container manufacturers in Mexico, South America or the Asia Pacific region.

        In addition to competing with other large, well-established manufacturers in the glass container segment, the Company competes with manufacturers of other forms of rigid packaging, principally aluminum cans and plastic containers, on the basis of quality, price and service. The principal competitors producing metal containers are Crown Cork & Seal Company, Inc., Rexam plc, Ball Corporation and Silgan Holdings Inc. The principal competitors producing plastic containers are

Amcor, Consolidated Container Holdings, LLC, Graham Packaging Company, Plastipak Packaging, Inc. and Silgan Holdings Inc. The Company also competes with manufacturers of non-rigid packaging alternatives, including flexible pouches and aseptic cartons, in serving the packaging needs of juice customers.

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

        The Company's majority ownership positions in international glass affiliates are summarized below:

Affiliate/Country	Ownership %
ACI Operations Pty. Ltd., Australia	100.0
ACI Operations New Zealand Ltd., New Zealand	100.0
Avirunion, a.s., Czech Republic	100.0
Karhulan Lasi Oy, Finland	100.0
OI Canada Corp., Canada	100.0
United Glass Ltd., United Kingdom	100.0
United Hungarian Glass Containers, Kft., Hungary	100.0
Vidrieria Rovira, S.A., Spain	100.0
PT Kangar Consolidated Industries, Indonesia	100.0
A/S Jarvakandi Klaas, Estonia	99.9
AVIR S.p.A., Italy	99.7
Owens-Illinois Polska S.A., Poland	99.4
Vidrios Industriales, S.A., Peru	96.0
Companhia Industrial Sao Paulo e Rio, Brazil	79.4
Owens-Illinois de Venezuela, C.A., Venezuela	74.0
ACI Guangdong Glass Company Ltd., China	70.0
ACI Shanghai Glass Company Ltd., China	70.0
Wuhan Owens Glass Container Company Ltd., China	70.0
Cristaleria del Ecuador, S.A., Ecuador	69.0
Cristaleria Peldar, S. A., Colombia	58.4

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

        Europe.    The Company's European glass container business has operations in eight countries and is one of the largest in Europe. In Italy, the Company's wholly-owned affiliate, AVIR, is the leading manufacturer of glass containers and operates 13 glass container plants. AVIR accounted for approximately 50% of our total European glass container sales in 2002. United Glass, the Company's affiliate in the U.K., is a leading manufacturer of glass containers for the U.K. spirits business. In Poland, the Company is the leading glass container manufacturer and currently operates two plants. The Company's affiliate in the Czech Republic, Avirunion, is the leading glass container manufacturer in that country and also ships a portion of its beer bottle production to Germany. In Hungary, the Company is the sole glass container manufacturer and serves the Hungarian food industry. In Finland and the Baltic country of Estonia, the Company is the only manufacturer of glass containers. The Company coordinates production activities between Finland and Estonia in order to efficiently serve the Finnish, Baltic and Russian markets. In recent years, Western European brewers have been establishing beer production facilities in Central Europe and the Russian Republic. Because these new beer plants use high-speed filling lines, they require high quality glass containers in order to operate properly. The Company believes it is well positioned to meet this growing demand. In Spain, the Company serves the market for wine bottles in the Barcelona and southern France area.

        Asia Pacific.    The Company has glass operations in four countries in the Asia Pacific region: Australia, New Zealand, Indonesia and China. The Asia Pacific affiliates are the leading manufacturers of glass containers in most of the countries in which they compete. In Australia, the Company operates five glass container plants, including a plant focused on serving the needs of the rapidly growing Australian wine industry. In New Zealand, the Company is the sole glass container manufacturer. In Indonesia, the Company's affiliate supplies the Indonesian market and exports glass containers for food and pharmaceutical products to Australian customers. In China, the glass container segments of the packaging market are regional and highly fragmented with a number of local competitors. The Company has three modern glass container plants in China manufacturing high-quality beer bottles to serve Foster's as well as Anheuser-Busch, which is now producing Budweiser® in and for the Chinese market.

        The Company continues to focus on serving the needs of leading multi-national consumer companies as they pursue international growth opportunities. The Company believes that it is often the glass container partner of choice for such multi-national consumer companies due to its leadership in glass technology and its status as a low-cost producer in most of the markets it serves.

Manufacturing

        The Company believes it is the low-cost producer in the glass container segment of the North American rigid packaging market, as well as the low-cost producer in most of the international glass segments in which it competes. Much of this cost advantage is due to the Company's proprietary equipment and process technology. The Company believes its glass forming machines, developed and refined by its engineering group, are significantly more efficient and productive than those used by competitors. The Company's machine development activities and systematic upgrading of production equipment in the 1980's and 1990's have given it low-cost leadership in the glass container segment in most of the countries in which it competes, a key strength to competing successfully in the rigid packaging market.

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

PLASTICS PACKAGING PRODUCT SEGMENT

        The Company is a leading manufacturer in North America of plastic containers, plastic closures and plastic prescription containers. The Company also has plastics packaging operations in South America, Europe, Singapore, Australia and New Zealand. Plastics packaging sales represented 31%, 34% and 32% of the Company's consolidated net sales for the years ended December 31, 2002, 2001 and 2000, respectively.

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

        The Company is also a leading worldwide manufacturer of PET blow-molded containers. Many of these PET containers are manufactured using multiple layers of plastic, with each layer having a different function. Some of these plastic layers have "barrier" properties, effectively blocking the escape of carbon dioxide out of, and the permeation of oxygen into, the packaged product thereby maintaining product quality and extending shelf life. Examples of products packaged in multi-layer PET containers include Heinz ketchup and Pepsi's Dole® and Season's Best® brands. Major brewers, such as Anheuser-Busch, Coors and Miller Brewing, are now marketing beer packaged in the Company's multi-layer PET beer bottles at selected venues and locations.

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

        The prescription product unit manufactures injection-molded plastic prescription containers. These products are sold primarily to drug wholesalers, major drug chains and mail order pharmacies. Containers for prescriptions include ovals, vials, ointment jars, dropper bottles and automation friendly prescription containers.

Customers

        The Company's largest customers (in alphabetical order) for plastic containers and closures include Church and Dwight, H.J. Heinz, Johnson & Johnson, Ocean Spray, PepsiCo (Dole®, Gatorade®, Tropicana®), Procter & Gamble and Unilever. The largest customers for prescription containers include AmeriSourceBergen, Cardinal Health, Eckerd Drug, McKesson, Walgreen, Rite-Aid and Merck-Medco.

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

        The plastics segment of the rigid packaging market is competitive and fragmented due to generally available technology, low costs of entry and customer emphasis on low package cost. A large number of competitors exist on both a national and regional basis. The Company competes with other manufacturers in the plastic containers segment on the basis of quality, price, service and product design. The principal competitors producing plastic containers are Amcor, Consolidated Container Holdings, LLC, Graham Packaging Company, Plastipak Packaging, Inc. and Silgan Holdings Inc. The Company emphasizes total package supply (i.e., bottle and closure system), diversified market positions, proprietary technology and products, new package development and packaging innovation. The plastic closures segment is divided into various categories in which several suppliers compete for business on the basis of quality, price, service and product design.

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

        Injection-molding is used in the manufacture of plastic closures, trigger sprayers, deodorant canisters, ink cartridges and vials. Compression-molding, an alternative to injection-molding, is used for high volume carbonated soft drink and other beverage closures that require tamper evidence.

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

        Worldwide suppliers of plastic resins used in the production of plastics packaging include Voridian (formerly Eastman Chemical), Dow Chemical, ExxonMobil, Basell, Chevron Phillips and BP Solvay. Historically, prices for plastic resins have been subject to dramatic fluctuations. However, resin cost pass-through provisions are typical in the Company's supply contracts with its plastics packaging customers.

        With the exception of PolyOne, Ampacet and Clariant, each of which does business worldwide, most suppliers of batch colorants are regional in scope. Historically, prices for these raw materials have been subject to dramatic fluctuations. However, cost recovery for batch colorants is included in resin pass-through provisions which are typical of the Company's supply contracts with its plastics packaging customers.

        Worldwide suppliers of corrugated materials include International Paper, Georgia-Pacific, Weyerhauser, Temple-Inland, and Smurfit-Stone Container. Historically, prices for corrugated materials have not been subject to dramatic fluctuations, except for temporary spikes or troughs from time to time.

        With the exception of Fuji Seal (Japan) and its subsidiary, American Fuji Seal, most suppliers of plastic labels are regional in scope. Historically, prices for these raw materials have not been subject to dramatic fluctuations.

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

ADDITIONAL INFORMATION

Technical Assistance License Agreements

        The Company licenses its proprietary glass container technology to 25 companies in 24 countries. In plastics packaging, the Company has technical assistance agreements with 24 companies in 15 countries. These agreements cover areas ranging from manufacturing and engineering assistance, to support in functions such as marketing, sales and administration. The worldwide licensee network provides a stream of revenue to support the Company's development activities and gives it the opportunity to participate in the rigid packaging market in countries where it does not already have a direct presence. In addition, the Company's technical agreements enable it to apply "best practices" developed by its worldwide licensee network. In the years 2002, 2001 and 2000, the Company earned $24.2 million, $24.6 million and $25.3 million, respectively, in royalties and net technical assistance revenue.

Research and Development

        Research and development constitutes an important part of the Company's activities. Research and development expenditures were $41.1 million, $41.2 million, and $46.7 million for 2002, 2001, and 2000, respectively. In addition, engineering expenditures were $38.9 million, $31.4 million, and $31.3 million for 2002, 2001 and 2000, respectively. The Company's research, development and engineering activities include new products, manufacturing process control, automatic inspection and further automation.

Environmental and Other Governmental Regulation

        The Company's worldwide operations, in common with those of the industry generally, are subject to extensive laws, ordinances, regulations and other legal requirements relating to environmental protection, including legal requirements governing investigation and clean-up of contaminated properties as well as water discharges, air emissions, waste management and workplace health and safety. Capital expenditures for property, plant and equipment for environmental control activities were not material during 2002.

        In August 1998, the Company received a Notice of Violation from the United States Environmental Protection Agency regarding alleged opacity violations at its Oakland, California glass container plant from the period of 1994 through 1997. Certain furnaces at the plant are equipped with monitors that continuously monitor opacity. During this period, these furnaces had occasional upset and breakdown conditions that caused opacity excursions that were reported to the State of California as required. In each instance an opacity violation notice was given by the State of California and in each case the matter was settled. This action by the U.S. EPA involves the same incidents that were resolved with the State of California. The Company has reached a settlement in principle with the U.S.

EPA under which it will pay certain monetary penalties, without requiring any additional permits or abatement equipment.

        In September 2001, the Virginia Department of Environmental Quality issued a Notice of Violation to the Company's plant located in Toano, Virginia, alleging violations of certain regulations in connection with certain changes that were made to the furnaces during repairs. The Company has reached a settlement with the Virginia Department of Environmental Quality under which it will voluntarily install abatement equipment, agreed to certain production capacity limitations that are not expected to materially impact operations, and paid certain monetary penalties.

        The monetary penalties for the Oakland matter and the Toano matter are not expected to exceed $425,000 in the aggregate.

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

        In the U.S., sales of non-refillable glass beverage bottles and other convenience packages are affected by mandatory deposit laws and other types of restrictive legislation. As of January 1, 2003, there were nine states with mandatory deposit laws in effect. A number of states and local governments have enacted or are considering legislation to promote curbside recycling and recycled content legislation as alternatives to mandatory deposit laws. Although such legislation is not uniformly developed, the Company believes that states and local governments will continue to enact and develop curbside recycling and recycling content legislation.

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

        The Company has a number of intellectual property rights, comprised of both patented and proprietary technology, that make the Company's glass forming machines more efficient and productive than those used by our competitors. In addition, the efficiency of the Company's glass forming machines is enhanced by the Company's overall approach to cost efficient manufacturing technology, which extends from batch house to warehouse. This technology is proprietary to the Company through a combination of issued patents, pending applications, copyrights, trade secret and proprietary know-how.

        Upstream of the glass forming machine, there is technology to deliver molten glass to the forming machine at high rates of flow and fully conditioned to be homogeneous in consistency, viscosity and temperature for efficient forming into glass containers. The Company has proprietary know-how in (a) the batch house, where raw materials are stored, measured and mixed, (b) the furnace control system and furnace combustion, and (c) the forehearth and feeding system to deliver such homogeneous glass to the forming machines.

        In the Company's glass container manufacturing processes, computer control and electro-mechanical mechanisms are commonly used for feeding molten glass to the forming machines. Various patents held by the Company describe electro-mechanical mechanisms and related technology used for feeding molten glass to the forming machines. Others represent electro-mechanical mechanisms and related technology used by the Company for shearing glass gobs for delivery to the forming machines. Additional U.S. patents and various pending applications represent technology used by the Company for measuring and precisely delivering glass gobs to the forming machines.

        Downstream of the glass forming machines there is patented and unpatented technology for ware handling, annealing, coating and inspection, which further enhance the overall efficiency of the manufacturing process.

        While the above patents and intellectual property rights are representative of the technology used in the Company's glass manufacturing operations, there are numerous other pending patent applications, trade secrets and other proprietary know-how and technology, as supplemented by administrative and operational best practices, which contribute to the Company's competitive advantage. As noted above, however, the Company does not consider that any patent or group of patents relating to a particular product or process is of material importance when judged from the standpoint of any segment or its businesses as a whole.

Seasonality

        Sales of particular glass container and plastics packaging products such as beer, food and beverage containers and closures for beverages are seasonal. Shipments in the U.S. and Europe are typically greater in the second and third quarters of the year, while shipments in South America and the Asia Pacific region are typically greater in the first and fourth quarters of the year.

Employees

        The Company employed approximately 31,600 persons at December 31, 2002. A majority of the Company's hourly workers are covered by collective bargaining agreements. Several collective bargaining agreements, which at December 31, 2002, covered approximately 96% of the Company's union-affiliated employees in the U.S., extend through various dates in 2005 and beyond. The Company considers its employee relations to be good.

Financial Information about Foreign and Domestic Operations and Export Sales

        Information as to net sales, EBIT, and assets of the Company's product and geographic segments is included in Note 20 to the Consolidated Financial Statements. Export sales, in the aggregate or by geographic area, were not material for the years 2002, 2001, or 2000.

ITEM 2. PROPERTIES

        The principal manufacturing facilities and other material important physical properties of the continuing operations of the Company at December 31, 2002 are listed below and grouped by product segment. All properties shown are owned in fee except where otherwise noted.

Glass Containers

North American Operations
United States
Glass Container Plants
Atlanta, GA	Muskogee, OK
Auburn, NY	Oakland, CA
Brockway, PA	Portland, OR
Charlotte, MI	Streator, IL
Clarion, PA	Toano, VA
Crenshaw, PA	Tracy, CA
Danville, VA	Waco, TX
Hayward, CA	Winston-Salem, NC
Lapel, IN	Zanesville, OH
Los Angeles, CA
Machine Shops
Brockway, PA	Godfrey, IL
Canada
Glass Container Plants
Brampton, Ontario	Montreal, Quebec
Lavington, British Columbia	Scoudouc, New Brunswick
Milton, Ontario	Toronto, Ontario
Asia Pacific Operations
Australia
Glass Container Plants
Adelaide	Perth
Brisbane	Sydney
Melbourne
Mold Shop
Melbourne
China
Glass Container Plants
Guangzhou	Wuhan
Shanghai
Mold Shop
Tianjin
Indonesia
Glass Container Plant
Jakarta
New Zealand
Glass Container Plant
Auckland

European Operations
Czech Republic
Glass Container Plants
Sokolov	Teplice
Estonia
Glass Container Plant
Jarvakandi
Finland
Glass Container Plant
Karhula
Hungary
Glass Container Plant
Oroshaza
Italy
Glass Container Plants
Asti	Pordenone
Bari	Rome
Bologna	Trento (2 plants)
Milan (2 plants)	Treviso
Napoli
Mold Shop
Napoli
Poland
Glass Container Plants
Antoninek	Jaroslaw
Spain
Glass Container Plant
Barcelona
United Kingdom
Glass Container Plants
Alloa	Harlow
Sand Plant
Devilla
Machine Shop
Birmingham
South American Operations
Brazil
Glass Container Plants
Rio de Janeiro	Sao Paulo
Machine Shop
Manaus
Silica Sand Plant
Descalvado
Colombia
Glass Container Plants
Envigado	Zipaquira
Soacha
Tableware Plant
Buga

South American Operations (continued)
Machine Shop
Cali
Silica Sand Plant
Zipaquira
Ecuador
Glass Container Plant
Guayaquil
Peru
Glass Container Plant
Callao
Venezuela
Glass Container Plants
Valera	Valencia
Plastics Packaging
North American Operations
Consumer Products
United States
Alta Vista, VA	Hamlet, NC
Baltimore, MD	Harrisonburg, VA
Bedford, NH	Hattiesburg, MS
Belvidere, NJ	Hazleton, PA
Bowling Green, OH	Henderson, NV
Bridgeport, CT	Iowa City, IA
Brookville, PA	Kansas City, MO (2)
Cartersville, GA	Kissimmee, FL
Chicago, IL	La Mirada, CA (2)
Cincinnati, OH	Modesto, CA
Constantine, MI	Nashua, NH
Edison, NJ	Rockwall, TX
El Paso, TX	Rocky Mount, NC
Erie, PA	Rossville, GA (2)
Findlay, OH	St. Louis, MO (2)
Florence, KY (2 plants)	Sullivan, IN
Franklin, IN	Tolleson, AZ
Fremont, OH	Vandalia, IL
Greenville, SC	Washington, NJ (2)
Mexico
Mexico City	Pachuca
Puerto Rico
Las Piedras
Prescription Products Plant
United States
Berlin, OH (1)
Asia Pacific Operations
Australia
Adelaide	Melbourne (5 plants)
Brisbane (3 plants)	Perth (2 plants)
Berri	Sydney (2 plants)
Drouin	Wadonga

Asia Pacific Operations (continued)
Singapore
Singapore
New Zealand
Auckland	Christchurch
European Operations
Finland
Ryttyla
Hungary
Gyor
Netherlands
Etten-Leur
United Kingdom
Chalgrove
South American Operations
Brazil
Sao Paulo
Ecuador
Guayaquil
Venezuela
Valencia

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

ITEM 3. LEGAL PROCEEDINGS

        For further information on legal proceedings, see Note 19 to the Consolidated Financial Statements and the second, third, and fourth paragraphs of the environmental section in Item 1.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name and Age	Position
Joseph H. Lemieux (71)	Chairman of the Board of Directors since 1991; Chief Executive Officer since 1990; President and Chief Operating Officer, 1986-1990.
Terry L. Wilkison (61)
Executive Vice President, Plastics Group General Manager since 2000; Executive Vice President, Latin American Operations, 1998-2000; Executive Vice President 1993-1997; Executive Vice President, Domestic Packaging Operations, 1993-1996.
Thomas L. Young (58)	Executive Vice President, Administration and General Counsel since 1993; Secretary, 1990-1998. Director since 1998.
John Bachey (54)
Vice President since 1997; Vice President of Glass Container Sales and Marketing since 2000; General Manager, European and Latin American Plastics Operations, 1999-2000; General Manager, Europe and Latin America, Continental PET Technologies, 1998-1999; Vice President of Glass Container Sales and Marketing, 1996-1997.
James W. Baehren (52)	Corporate Secretary since 1998; Vice President and Director of Finance since 2001; Associate General Counsel from 1996-2001.
Joseph V. Conda (61)
Vice President since 1998; Vice President and General Manager of Prescription Products since 2000; Vice President of Glass Container Sales and Marketing, 1997-2000; Vice President and General Manager of Prescription Products, 1996-1997.
L. Richard Crawford (42)
Vice President since 2000; Vice President of Global Glass Technology since 2002; Manufacturing Manager of Domestic Glass Container from 2000-2002; Vice President of Domestic Glass Container and Area Manufacturing Manager, West Coast, 1997-2000; Domestic Glass Container Area Manufacturing Manager, 1994-1997.
Jeffrey A. Denker (55)	Treasurer since 1998; Assistant Treasurer, 1988-1998; Director of International Finance, 1987-1998.

Larry A. Griffith (56)
Vice President since 1990; Vice President and General Manager of Plastic Containers since 2001; Vice President and General Manager of Closure and Specialty Products 1998-2001; Vice President of International Operations, 1997-1998; Vice President and Chief Information Officer, 1996-1998; General Manager of Plastic Components Operations, 1996-1997.
W. Bruce Larsen (49)
Vice President since 1997; Vice President and General Manager of Food and Beverage since 2002; Vice President and General Manager of Plastic Containers 1999-2001; Vice President and Director of Operations, Plastic Containers 1998-1999; Vice President and Director of Manufacturing, Plastic Containers, 1993-1998.
Gerald J. Lemieux (45)
Vice President since 1997; Vice President of Corporate Strategy since 2002; Vice President and General Manager of Domestic Glass Container from 1997-2002; Vice President, Domestic Glass Container Finance and Administration, 1992-1997.
Mr. Gerald J. Lemieux is the son of Mr. Joseph H. Lemieux
Michael D. McDaniel (54)
Vice President since 1992; Vice President and General Manager of Closure and Specialty Products since 2001; Vice President and General Manager of Continental PET Technologies 1998-2001; Vice President and General Manager of Closure and Specialty Products, 1991-1998.
Philip McWeeny (63)	Vice President and General Counsel—Corporate since 1988.
Gilberto Restrepo (62)
Vice President since 2000; General Manager of Latin American Glass Container Operations since 2000; Vice President of International Operations and General Manager, Western Region—Latin America, 1997-2000; President of Cristaleria Peldar, S.A., since 1982.
Peter J. Robinson (59)	Vice President since 1999; General Manager of Asia Pacific Operations since 1998; Chief Executive of ACI Packaging Group, 1988-1998.
Robert A. Smith (61)
Vice President since 1993; General Manager of Domestic Glass Container since 2002; Vice President and Technical Director from1998-2002; Vice President of International Operations, 1997-1998; Vice President of Glass Container Manufacturing, 1993-1997.
Franco Todisco (59)	Vice President since 1999; General Manager of European Operations since 2002; General Manager of Southern and Central Europe Operations, 1999-2002; President of Avir S.p.A., 1994-1999.
Edward C. White (55)
Vice President since 2002 and Controller since 1999; Vice President and Director of Finance, Planning, and Administration—International Operations, 1997-1999; Financial Director of the Company's affiliates in Finland and Poland, 1996-1997.

PART II

ITEM 5.  MARKET FOR OWENS-ILLINOIS, INC.'S COMMON STOCK
AND RELATED SHARE OWNER MATTERS

        The price range for the Company's Common Stock on the New York Stock Exchange, as reported by National Association of Securities Dealers, was as follows:

	2002		2001
	High	Low	High	Low
First Quarter	$17.61	$9.55	$9.71	$5.63
Second Quarter	19.19	13.50	8.46	5.85
Third Quarter	14.00	9.80	7.90	4.03
Fourth Quarter	15.78	10.00	10.08	3.62

        The number of share owners of record on January 31, 2003 was 1,567. Approximately 70% of the outstanding shares were registered in the name of Depository Trust Company, or CEDE, which held such shares on behalf of 188 brokerage firms, banks, and other financial institutions. The shares attributed to these financial institutions, in turn, represented the interests of more than 25,000 unidentified beneficial owners. No dividends have been declared or paid since the Company's initial public offering in December 1991. For restrictions on payment of dividends on Common Stock, see Note 6 to the Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

        The selected consolidated financial data presented below relates to each of the five years in the period ended December 31, 2002. The financial data was derived from the audited consolidated financial statements of the Company. For more information, see the "Consolidated Financial Statements" included elsewhere in this document.

	Years ended December 31,
	2002	2001	2000	1999	1998 (a)
	(Dollar amounts in millions, except per share data)
Consolidated operating results:
Net sales	$5,640.4	$5,402.5	$5,552.1	$5,522.9	$5,306.3
Other revenue(b)	119.7	610.8	262.7	263.8	193.0

	5,760.1	6,013.3	5,814.8	5,786.7	5,499.3
Costs and expenses:
Manufacturing, shipping and delivery	4,413.4	4,218.4	4,359.1	4,296.4	4,075.6
Research, engineering, selling, administrative and other(c)	908.4	693.7	1,360.6	566.6	834.7

Earnings before interest expense and items below	438.3	1,101.2	95.1	923.7	589.0
Interest expense(d)	421.7	434.0	486.7	425.9	380.0

Earnings (loss) before items below	16.6	667.2	(391.6)	497.8	209.0
Provision (credit) for income taxes(e)	(18.3)	286.4	(143.9)	185.5	66.7
Minority share owners' interests in earnings of subsidiaries	25.5	20.1	22.0	13.2	20.2

Earnings (loss) before extraordinary items and cumulative effect of accounting change	9.4	360.7	(269.7)	299.1	122.1
Extraordinary charges from early extinguishment of debt, net of applicable income taxes(f)	(9.6)	(4.1)		(0.8)	(14.1)
Cumulative effect of accounting change (g)	(460.0)

Net earnings (loss)	$(460.2)	$356.6	$(269.7)	$298.3	$108.0

Basic earnings (loss) per share of common stock:
Earnings (loss) before extraordinary items and cumulative effect of accounting change	$(0.08)	$2.33	$(2.00)	$1.80	$0.71
Extraordinary charges	(0.07)	(0.03)		(0.01)	(0.09)
Cumulative effect of accounting change	(3.14)

Net earnings (loss)	$(3.29)	$2.30	$(2.00)	$1.79	$0.62

Weighted average shares outstanding (in thousands)	146,616	145,456	145,983	153,804	149,970

Diluted earnings (loss) per share of common stock:
Earnings (loss) before extraordinary items and cumulative effect of accounting change	$(0.08)	$2.33	$(2.00)	$1.79	$0.71
Extraordinary charges	(0.07)	(0.03)		(0.01)	(0.09)
Cumulative effect of accounting change	(3.14)

Net earnings (loss)	$(3.29)	$2.30	$(2.00)	$1.78	$0.62

Diluted average shares (in thousands)	146,616	145,661	145,983	155,209	150,944

        The Company's convertible preferred stock was not included in the computation of 2001, 1999 and 1998 diluted earnings per share since the result would have been antidilutive. For the years ended December 31, 2002 and 2000, diluted earnings per share of common stock are equal to basic earnings per share of common stock due to the net loss. The Company's exchangeable preferred stock was not included in the computation of 1998 diluted earnings per share since the result would have been antidilutive. Options to purchase 7,776,942, 3,357,449, and 1,160,667 weighted average shares of common stock which were outstanding during 2001, 1999, and 1998, respectively, were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

	Years ended December 31,
	2002	2001	2000	1999	1998 (a)
	(Dollars in millions)
Other data:
The following are included in net earnings:
Depreciation	$428.2	$403.2	$412.6	$403.7	$358.5
Amortization of goodwill(g)		92.3	94.9	97.5	76.7
Amortization of intangibles	29.4	28.3	31.9	35.2	21.3
Amortization of deferred finance fees (included in interest expense)	23.1	19.9	10.1	8.9	7.4

	$480.7	$543.7	$549.5	$545.3	$463.9

Balance sheet data (at end of period):
Working capital	$590	$756	$764	$837	$850
Total assets	9,869	10,107	10,343	10,756	11,061
Total debt	5,346	5,401	5,850	5,939	5,917
Share owners' equity	1,671	2,152	1,883	2,350	2,472

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

(c)
Amount for 2002 includes an adjustment of $475.0 million ($308.8 million after tax) to the reserve for estimated future asbestos-related costs.

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

(d)
Amount for 2001 includes a net interest charge of $4.0 million ($2.8 million after tax) related to interest on the resolution of the transfer of pension assets and liabilities for a previous acquisition and divestiture.
(e)
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

(f)
In accordance with the adoption of FAS 145 on January 1, 2003 as noted in Note 1 in the Notes to the Consolidated Financial Statements, these amounts will be reclassified to interest expense and the provision for income taxes.
(g)
On January 1, 2002, the Company adopted Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS No. 142"). As required by FAS No. 142, the Company changed its method of accounting for goodwill and discontinued amortization of goodwill effective January 1, 2002. Also as required by FAS No. 142, the transitional goodwill impairment loss of $460.0 million is recognized as the cumulative effect of a change in method of accounting.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of 2002 with 2001

        For the year ended December 31, 2002, the Company recorded earnings before extraordinary items and cumulative effect of accounting change of $9.4 million compared to earnings before extraordinary items of $360.7 million for 2001. The net loss for 2002 of $460.2 million reflected $9.6 million of extraordinary charges from the early extinguishment of debt and $460.0 million from the cumulative effect of the change in accounting for goodwill. Net earnings of $356.6 million for 2001 reflected $4.1 million from an extraordinary charge from the early extinguishment of debt. Excluding the effects of the 2002 extraordinary items, cumulative effect of accounting change, and the unusual charge of $475.0 million for estimated future asbestos-related costs, the Company's 2002 net earnings of $318.2 million increased $26.9 million, or 9.2% from 2001 earnings, excluding extraordinary and unusual items and goodwill amortization (as discussed in the table below), of $291.3 million.

        The following tables lists unusual items (in millions of dollars) recorded in 2002 and 2001 and goodwill amortization for 2001, and their related effects on both EBIT and earnings before extraordinary items and cumulative effect of accounting change. EBIT is defined as earnings before interest income, interest expense, provision for income taxes, minority share owners' interest in earnings of subsidiaries, extraordinary charges and cumulative effect of accounting change.

	EBIT	Earnings before extraordinary items and cumulative effect of accounting change
Year ended December 31, 2002 as reported	$414.2	$9.4
Adjustment of the reserve for future-asbestos related costs	475.0	308.8

Before unusual item	$889.2	$318.2

	EBIT	Earnings before extraordinary item
Year ended December 31, 2001 as reported	$1,074.3	$360.7
Unusual items—charges (credits):
Gain on the sale of the Harbor Capital Advisors business	(457.3)	(284.4)
Gain on the sale of the Company's label business and the sale of a minerals business in Australia	(13.1)	(12.0)
Restructuring and impairment charges at certain international and domestic operations	82.1	65.3
Loss on the sale of the Company's facilities in India	31.0	31.0
Special employee benefit programs	30.9	19.4
Charges related to certain contingencies	8.5	5.3
Restructuring manufacturing capacity in the medical devices business	7.9	4.9
Charges to adjust net income tax liabilities in Italy		6.0
Net interest on the resolution of the transfer of pension assets and liabilities for a previous acquisition		2.8
Goodwill amortization	92.3	92.3

Before unusual items and goodwill amortization	$856.6	$291.3

        Consolidated EBIT for 2002, excluding the asbestos-related charge, was $889.2 million, an increase of $32.6 million, or 3.8%, compared to 2001 EBIT, excluding unusual items and goodwill amortization, of $856.6 million. The increase was principally due to higher EBIT for the Glass Containers segment, partially offset by lower EBIT for the Plastics Packaging segment and lower EBIT from eliminations and other retained items, as further discussed below. Interest expense, net of interest income and the 2001 unusual expense of $4.0 million, decreased $5.5 million from 2001. The effects of lower short-term variable interest rates were partially offset by the first quarter 2002 issuance of $1.0 billion principal amount of 8 7/8% Senior Secured Notes due 2009 and the fourth quarter 2002 issuance of 8 3/4% Senior Secured Notes due 2012 totaling $625 million. Proceeds from the Senior Secured Notes were used to repay lower cost, variable rate debt borrowed under the Secured Credit Agreement. Excluding the effect of the asbestos-related charge, the Company's effective tax rate for 2002 was 30.1%. This compares with a rate of 30.3% for 2001, adjusted to exclude the effects of unusual items and goodwill amortization.

        Capsule segment results (in millions of dollars) for 2002 and 2001 were as follows (a) (certain amounts from the prior year have been reclassified to conform to current year presentation):

Net sales to unaffiliated customers	2002	2001
Glass Containers	$3,875.2	$3,572.3
Plastics Packaging	1,765.2	1,825.7
Other		4.5

Segment and consolidated net sales	$5,640.4	$5,402.5

EBIT	2002		2001 (c)(d)
Glass Containers	$709.0		$534.5
Plastics Packaging	258.2		249.5
Other			3.0

Segment EBIT	967.2		787.0
Eliminations and other retained items	(553.0)	(b)	379.6

Consolidated EBIT before goodwill amortization	414.2		1,166.6
Amortization of goodwill			(92.3)

Consolidated totals	$414.2		$1,074.3

(a)
See Segment Information included in Note 20 to the Consolidated Financial Statements.

(b)
Eliminations and other retained items for 2002 included a charge of $475.0 million related to adjustment of the reserve for estimated future asbestos-related costs.

(c)
EBIT for 2001 included: (1) a gain of $457.3 million related to the sale of the Company's Harbor Capital Advisors business; (2) a $10.3 million gain from the sale of a minerals business in Australia; (3) a $2.8 million gain from the sale of the Company's label business; (4) charges of $82.1 million related to restructuring and impairment charges at certain of the Company's international glass operations, principally Venezuela and Puerto Rico, as well as certain other domestic and international operations; (5) a charge of $31.0 million related to the loss on the sale of the Company's facilities in India; (6) charges of $30.9 million related to special employee benefit programs; (7) a charge of $8.5 million for certain contingencies; and (8) a charge of $7.9 million related to restructuring manufacturing capacity in the medical devices business.

        Such charges (gains) are included as follows in consolidated EBIT for 2001 (in millions of dollars):

Glass Containers	$92.6
Plastics Packaging	37.7
Other	(2.8)

Total Product Segments	127.5
Eliminations and other retained items	(437.5)

Consolidated Totals	$(310.0)

(d)
In accordance with FAS No. 142, goodwill is no longer amortized beginning in 2002. In order to facilitate comparisons, goodwill amortization for 2001 has been reclassified out of the Glass Containers and Plastics Packaging segments and reported separately.

        Consolidated net sales for 2002 increased $237.9 million, or 4.4%, over the prior year. Net sales of the Glass Containers segment increased $302.9 million, or 8.5%, over 2001. In North America, the additional sales from the October 2001 acquisition of the Canadian glass container operations and increased shipments of containers for liquor and wine were partially offset by decreased shipments of containers for food, teas and juices. The combined U.S. dollar sales of the segment's other foreign affiliates increased 2.6% over the prior year. Increased shipments throughout most of the Asia Pacific region and portions of Europe were partially offset by the absence of the glass container operations in India (sold in 2001) and the effects of political and economic uncertainty in Venezuela. A national strike in Venezuela that began in early December 2002 caused energy supply curtailments that forced the Company to idle its two plants in the country, adversely affecting net sales by approximately $20 million. The effects of changing foreign currency exchange rates increased U.S. dollar sales of the segment's foreign affiliates in Europe and the Asia Pacific region by approximately $90 million and decreased U.S. dollar sales of the segment's foreign affiliates in South America by approximately $60 million. Net sales of the Plastics Packaging segment decreased $60.5 million, or 3.3%, from 2001. Increased shipments of plastic containers for food, bottled water, juice and health care and closures for food, juice and other beverages were more than offset by lower unit pricing in some product lines, the absence of sales from several small businesses divested during 2002 and the effects of lower resin costs on pass-through arrangements with customers. The effects of lower resin cost pass-throughs decreased sales approximately $14 million compared to 2001.

        Segment EBIT for 2002, excluding the effects of the 2002 and 2001 unusual items, increased $52.7 million, or 5.8%, to $967.2 million from the 2001 adjusted EBIT of $914.5 million, adjusted to exclude goodwill amortization. Consolidated operating expenses, excluding unusual items of $30.9 million for 2001, (consisting of selling and administrative, engineering, and research and development expenses) as a percentage of net sales were 7.1% in 2002 compared to 7.1% in 2001. EBIT of the Glass Containers segment increased $81.9 million to $709.0 million, compared to adjusted EBIT of $627.1 million in 2001. The combined U.S. dollar EBIT of the segment's foreign affiliates increased 7.7% over prior year. Increased shipments throughout most of the Asia Pacific region and portions of Europe and moderately improved pricing in Europe were partially offset by lower shipments in Brazil and Colombia, the national strike in Venezuela as discussed above and unfavorable currency translation rates throughout most of South America. In North America, Glass Container EBIT increased 9.7% over 2001 principally as a result of the Canadian glass container operations acquired early in the fourth quarter of 2001, moderately improved pricing and product mix, increased shipments of containers for liquor and wine and the recognition of the remaining deferred income associated with the early termination of an energy supply agreement, partially offset by the conversion of certain food and beverage containers to plastic packaging. EBIT of the Plastics Packaging segment decreased $29.0 million, or 10.1%, to $258.2 million compared to adjusted EBIT of $287.2 million in 2001. Increased shipments of plastic containers for food, bottled water, juice and health care and closures for food, juice and other beverages as well as improved manufacturing performance were more than offset by lower unit pricing in some product lines, a $4.1 million unfavorable accounting adjustment at one of the segment's foreign affiliates largely due to the write down of inventories to net realizable value, and discontinued production for a major customer in the advanced technology systems business as the customer moves production from the U.S. to the Far East. The Company is commissioning a new factory in the Far East to continue to supply this customer and expects this new factory to be fully operational early in 2003. The Plastics Packaging segment operates in a number of highly competitive markets and has incurred significant pricing pressure during 2002 in some product lines which the Company expects to partially offset by increased unit volume, improved productivity and reduced costs.

        EBIT from eliminations and other retained items, excluding the 2002 and 2001 unusual items, decreased $20.1 million from 2001 reflecting lower net financial services income due to the sale of the Company's Harbor Capital Advisors business in the second quarter of 2001 as well as higher information systems spending during the year.

        Results for 2002 included a pretax charge of $475.0 million ($308.8 million after tax) related to the adjustment of the reserve for estimated future asbestos-related costs.

        The 2001 results included a net pretax gain of $310.0 million ($170.5 million after tax and minority share owners' interest) for the following: (1) a gain of $457.3 million ($284.4 million after tax) related to the sale of the Harbor Capital Advisors business; (2) gains totaling $13.1 million ($12.0 million after tax) related to the sale of the label business and the sale of a minerals business in Australia; (3) charges of $82.1 million ($65.3 million after tax and minority share owners' interests) related to restructuring and impairment charges at certain of the Company's international glass operations, principally Venezuela and Puerto Rico, as well as certain other domestic and international operations; (4) a charge of $31.0 million (pretax and after tax) related to the loss on the sale of the Company's facilities in India; (5) charges of $30.9 million ($19.4 million after tax) related to special employee benefit programs; (6) a charge of $8.5 million ($5.3 million after tax) for certain contingencies; and (7) a charge of $7.9 million ($4.9 million after tax) related to restructuring manufacturing capacity in the medical devices business.

Comparison of 2001 with 2000

        For the year ended December 31, 2001, the Company recorded earnings of $360.7 million before an extraordinary item, compared to a net loss of $269.7 million for 2000. Net earnings of $356.6 million for 2001 reflect $4.1 million of an extraordinary charge from the early extinguishment of debt. Excluding the effects of unusual items for both 2001 and 2000 discussed below, the Company's 2001 earnings of $199.0 million before extraordinary items decreased $35.1 million, or 15.0%, from 2000 earnings of $234.1 million.

        The 2001 results included the unusual items discussed above. The 2000 results included pretax charges totaling $798.3 million ($513.1 million after tax and minority share owners' interests) for the following: (1) $550.0 million ($342.1 million after tax) related to adjustment of the reserve for estimated future asbestos-related costs; (2) $122.4 million ($77.3 million after tax and minority share owners' interests) related to the consolidation of manufacturing capacity; (3) a net charge of $52.4 million ($32.6 million after tax) related to early retirement incentives and special termination benefits for 350 United States salaried employees; (4) $40.0 million (pretax and after tax) related to the impairment of property, plant and equipment at the Company's facilities in India; and (5) $33.5 million ($21.1 million after tax and minority share owners' interests) related principally to the write-off of software and related development costs.

        Consolidated EBIT, excluding unusual items, for 2001 was $764.3 million, a decrease of $96.6 million, or 11.2%, compared to 2000 EBIT, excluding unusual items, of $860.9 million. The decrease was attributable to lower EBIT for both the Glass Containers segment and the Plastics Packaging segment. Results of both segments are discussed further below. Interest expense, net of interest income and unusual items, decreased $51.1 million from 2000 due principally to lower interest rates and decreased levels of debt. Exclusive of the adjustment for net income tax liabilities in Italy and other unusual items previously discussed, the Company's effective tax rate for 2001 was 38.1%. This compares with a rate of 36.9% for 2000, excluding the adjustment for net income tax liabilities in Italy and other unusual items. The increase in the 2001 rate compared to 2000 was primarily the result of decreased international and domestic tax benefits and credits.

        Capsule segment results (millions of dollars) for 2001 and 2000 were as follows (a):

Net sales to unaffiliated customers	2001	2000
Glass Containers	$3,571.2	$3,695.6
Plastics Packaging	1,817.5	1,787.6
Other	13.8	68.9

Segment and consolidated net sales	$5,402.5	$5,552.1

EBIT	2001 (b)	2000 (c)
Glass Containers	$489.9	$401.2
Plastics Packaging	218.1	238.0
Other	(13.3)	1.1

Segment EBIT	694.7	640.3
Eliminations and other retained items	379.6	(577.7)

Consolidated EBIT	$1,074.3	$62.6

(a)
See Segment Information included in Note 20 to the Consolidated Financial Statements.

(b)
EBIT for 2001 included the unusual items as discussed in note (c) to the table of capsule segment results for 2002 and 2001.

(c)
EBIT for 2000 included charges totaling $798.3 million for the following: (1) $550.0 million related to adjustment of the reserve for estimated future asbestos-related costs; (2) $122.4 million related to the consolidation of manufacturing capacity; (3) a net charge of $52.4 million related to early retirement incentives and special termination benefits for 350 United States salaried employees; (4) $40.0 million related to the impairment of property, plant and equipment at the Company's facilities in India; and (5) $33.5 million related principally to the write-off of software and related development costs. These items were recorded in the third quarter of 2000. These items decreased segment EBIT as follows: Glass Containers—$186.0 million; Plastics Packaging—$11.2 million; Eliminations and other retained items—$601.1 million.

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

        Segment EBIT for 2001, excluding the 2001 and 2000 unusual items, decreased $15.3 million to $822.2 million, or 15.2% of net sales, from 2000 segment EBIT of $837.5 million, or 15.1% of net sales. Consolidated operating expenses, before 2001 unusual items of $30.9 million, as a percentage of net sales were 7.1% in 2001 compared to 6.5% in 2000. The increase in operating expenses was attributed to lower pension income and higher costs of certain employee benefit programs. EBIT of the Glass Containers segment decreased $4.7 million, or 0.8%, to $582.5 million, compared to $587.2 million in 2000. The combined U.S. dollar EBIT of the segment's foreign affiliates increased from prior year. Increased shipments from the Company's operations throughout most of Europe and South America were partially offset by the effects of a strong U.S. dollar, higher energy costs worldwide, and lower shipments from the Company's operations in the United Kingdom and most of the Asia Pacific region. In the United States, Glass Container EBIT decreased from 2000 principally due to higher energy costs, which were not fully recovered through price adjustments. EBIT of the Plastics Packaging segment decreased $1.3 million, or 0.5%, to $247.9 million, compared to $249.2 million in 2000. Increased shipments of plastic containers and closures for food and health care, including prescription products, were more than offset by lower shipments of plastic containers for juice and other beverages and one-time costs associated with the relocation of a U.S. manufacturing operation to a new and larger facility to accommodate a growing business base.

        Eliminations and other retained items, excluding the 2001 and 2000 unusual items, declined $81.3 million from 2000 reflecting lower net financial services income due to the sale of the Company's Harbor Capital Advisors business, higher spending on information systems, and certain employee benefit costs increases.

Restructuring and Impairment Charges

        The 2001 operating results included pretax charges of $90.0 million related to the following: (1) charges of $82.1 million principally related to a restructuring program and impairment at certain of the Company's international and domestic operations. The charge included the impairment of assets at the Company's affiliate in Puerto Rico and the consolidation of manufacturing capacity and the closing of a facility in Venezuela. The program also included consolidation of capacity at certain other international and domestic facilities in response to decisions about pricing and market strategy and (2) a charge of $7.9 million related to restructuring manufacturing capacity in the medical devices business. The Company substantially completed these restructuring programs during 2002. The cost savings from the 2001 restructuring programs were not material.

        The 2000 operating results included a pretax charge of $248.3 million, principally related to a restructuring and capacity realignment program. The restructuring and capacity realignment program, initiated in the third quarter of 2000, included the consolidation of manufacturing capacity and a reduction of 350 employees in the U.S. salaried work force, or about 10%, principally as a result of early retirement incentives. Also included in the charge was a write-down of plant and equipment for the Company's glass container affiliate in India and certain other asset write-offs, including $27.9 million for software which was abandoned. Manufacturing capacity consolidations principally involved U.S. glass container facilities and reflected technology-driven improvements in productivity, conversions of some juice and similar products to plastic containers, decisions regarding pricing and volume, and the further concentration of production in the most strategically-located facilities. The 2000 restructuring and capacity realignment program was substantially completed at the end of 2002.

Asbestos-Related Charge

        The asbestos-related charge of $475.0 million ($308.8 million after tax) represented an adjustment of the reserve for estimated future asbestos-related costs. Following the completion of a comprehensive review of its asbestos-related liabilities and costs in April 2002, the Company concluded that an increase in the reserve was required to provide for estimated indemnity payments and legal fees arising from asbestos personal injury lawsuits and claims expected to be filed in the next several years. Asbestos-related cash payments were $221.1 million for 2002, down from $245.9 million for 2001. The Company expects that asbestos-related cash payments will be moderately lower in 2003. The Company anticipates that cash flows from operations and other resources will be sufficient to meet all asbestos-related obligations.

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

        The Company continues to monitor trends which may affect its ultimate liability and has continued to analyze the developments and variables affecting or likely to affect the resolution of pending and future asbestos claims against the Company. As a result, the Company continues to evaluate trends to determine whether future adjustments of the asbestos-related liabilities may be appropriate.

        A former business unit of the Company produced a minor amount of specialized high-temperature insulation material containing asbestos from 1948 until 1958, when the business was sold. In line with its limited involvement with an asbestos-containing product and its exit from that business over 44 years ago, the Company will continue to work aggressively to minimize the number of incoming cases and to limit payments to only those impaired claimants who were exposed to the Company's products and whose claims have merit under applicable state law. As of December 31, 2002, the number of pending asbestos-related claimants and plaintiffs decreased to approximately 24,000 from the previously reported level of approximately 27,000 at December 31, 2001. See Note 19 to the consolidated Financial Statements for further information.

Capital Resources and Liquidity

        The Company's total debt at December 31, 2002 was $5.35 billion, compared to $5.40 billion at December 31, 2001.

        During April 2001, certain of the Company's subsidiaries entered into the Secured Credit Agreement (the "Agreement") with a group of banks, which expires on March 31, 2004. The Agreement provides for a $2.4 billion ($3.0 billion initially) revolving credit facility. The Agreement also initially provided for a $1.5 billion term loan which was repaid with the proceeds from the 2001 sale of the Company's Harbor Capital Advisors business and the issuance of Senior Secured Notes in 2002 as discussed below.

        At December 31, 2002, the Company had available credit totaling $2.450 billion under the Agreement, of which $520.9 million had not been utilized. At December 31, 2001, the Company had $491.4 million of credit which had not been utilized under the Agreement. Cash provided by operating activities was $603.1 million for 2002 compared to $538.1 million for 2001.

        During January 2002, a subsidiary of the Company issued $1.0 billion of Senior Secured Notes. The notes bear interest at 8 7/8% and are due February 15, 2009. The notes are guaranteed by substantially all of the Company's domestic subsidiaries. The assets of substantially all of the Company's domestic subsidiaries are pledged as security for the notes. The issuing subsidiary used the net cash proceeds from the notes to reduce the outstanding term loan under the Agreement by $980 million. As a result, the Company wrote off unamortized deferred financing fees in January 2002 related to the term loan and recorded an extraordinary charge of $10.9 million less applicable income taxes of $4.2 million. The indenture for the notes restricts, among other things, the ability of the Company's subsidiaries to borrow money, pay dividends on, or redeem or repurchase stock, make investments, create liens, enter into certain transactions with affiliates, and sell certain assets or merge with or into other companies.

        During the fourth quarter of 2002, a subsidiary of the Company issued Senior Secured Notes totaling $625 million. The notes bear interest at 8 3/4% and are due November 15, 2012. The notes are guaranteed by substantially all of the Company's domestic subsidiaries. The assets of substantially all of the Company's domestic subsidiaries are pledged as security for the notes. The issuing subsidiary used the net cash proceeds from the notes to repay the remaining $65 million of the outstanding term loan under the Agreement and to permanently reduce the revolving credit facility under the Agreement by $551 million. As a result, the Company wrote off unamortized deferred financing fees related to the term loan and the revolver and recorded an extraordinary charge of $4.5 million less applicable income taxes of $1.6 million. The indenture for the new notes has the same restrictions as the Senior Secured Notes issued in January 2002.

        The $1.625 billion of Senior Secured Notes noted above that were issued during 2002 are part of the Company's plan to obtain longer term financing by issuing long term fixed rate debt. While this strategy extends the maturity of the Company's debt, the long-term fixed rate debt increases the cost of borrowing over the shorter term, variable rate debt. The Company expects that the higher cost debt will add approximately $25 million to interest expense in 2003. In 2003, the Company expects to continue refinancing its existing debt, including the Agreement, which may include the replacement of more of its shorter term, lower cost, variable rate debt with longer term, higher cost, fixed rate debt.

        The Agreement contains covenants and provisions that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into contingent obligations, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted, or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. In addition, the Agreement contains financial covenants that require the Company to maintain specified financial ratios and meet specified tests based upon financial statements of the Company and its subsidiaries on a consolidated basis, including minimum fixed charge coverage ratios, maximum leverage ratios, minimum net worth and specified capital expenditure tests.

        The Company anticipates that cash flow from its operations and from utilization of credit available through March 2004 under the Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations. The Company expects that its total asbestos-related payments in 2003 will be moderately lower than 2002. Based on the Company's expectations regarding future payments for lawsuits and claims and also based on the Company's expected operating cash flow, the Company believes that the payment of any deferred amounts of previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits and claims associated with asbestos, will not have a material adverse effect upon the Company's liquidity on a short-term or long-term basis.

        The following information summarizes the Company's significant contractual cash obligations at December 31, 2002 (millions of dollars).

	Payments due by period
	Total	Less than one year	1-3 years	4+ years
Contractual cash obligations:
Long-term debt	$5,295.3	$29.7	$2,568.6	$2,697.0
Capital lease obligations	3.4	1.0	2.1	0.3
Operating leases	241.9	66.4	125.3	50.2

Total contractual cash obligations	$5,540.6	$97.1	$2,696.0	$2,747.5

	Amount of commitment expiration per period
	Total	Less than one year	1-3 years	4+ years
Other commercial commitments:
Lines of credit (included in the long-term debt in the table above)	$1,825.0		$1,825.0
Standby letters of credit	116.4	$116.4
Guarantees	9.0			$9.0

Total commercial commitments	$1,950.4	$116.4	$1,825.0	$9.0

Critical Accounting Estimates

        The Company's analysis and discussion of its financial condition and results of operations are based upon its consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The Company evaluates these estimates and assumptions on an ongoing basis, including but not limited to those related to pension benefit plans, contingencies and litigation, and goodwill. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities and may not be readily apparent from other sources. Actual results, under conditions and circumstances different from those assumed, may differ from estimates. The impact and any associated risks related to estimates and assumptions are discussed within Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in the Notes to Consolidated Financial Statements, if applicable, where estimates and assumptions affect the Company's reported and expected financial results.

        The Company believes that accounting for pension benefit plans, contingencies and litigation, and goodwill involves the more significant judgments and estimates used in the preparation of its consolidated financial statements.

Pension Benefit Plans

        Because of their historically well-funded status, the Company's principal defined benefit pension plans contributed pretax credits to earnings of approximately $83.5 million for 2002 and approximately $97.0 million for 2001. The 2002 decrease in pretax pension credits is attributed to lower expected return on assets and the addition of pension obligations with the acquisition of the Canadian glass container assets of Consumers Packaging Inc.

        The determination of pension obligations and the related pension credits involves significant estimates. The most significant estimates are the discount rate used to calculate the actuarial present value of benefit obligations and the expected long-term rate of return on assets used in calculating the pension credits for the year. The Company uses a discount rate based on yields of highly rated fixed income debt securities at the end of the year. At December 31, 2002, the weighted average discount rate for all plans was 6.52%. The Company uses an expected long-term rate of return that is based on the past performance of the various plans' assets and an estimate of the future performance of the assets. For the year ended December 31, 2002, the weighted average expected long-term rate of return for all plans was 9.64%.

        Declines in the stock market over the last few years have reduced the fair value of the Company's pension plan assets, which, in turn, has caused reduced credits to earnings. In 2003, the Company also expects to reduce its assumed rate of return on pension assets to a weighted average expected long-term rate of approximately 8.75%. The lower assumed rate, combined with a lower asset base, will cause the pretax credits to earnings to be substantially lower for the full year of 2003 as compared to 2002. The Company expects that these credits will be approximately $50 million, or 60%, lower in 2003 than for 2002.

        Future effects on reported results of operations depend on economic conditions and investment performance. For example, a one-half percentage point change in the actuarial assumption regarding the expected return on assets would result in a change of approximately $15 million in pretax pension credits for the full year. In addition, changes in external factors, including the fair values of plan assets and the discount rate used to calculate plan liabilities, could result in possible future balance sheet recognition of additional minimum pension liabilities.

        The Company's principal pension plan in the United Kingdom had an accumulated benefit obligation ("ABO") which exceeded the fair value of the plan's assets at December 31, 2002. As a result, the Company eliminated the prepaid pension asset related to that plan and recorded, as of December 31, 2002, a minimum pension liability of $92.2 million, an intangible asset of $12.1 million, and accumulated other comprehensive loss of $130.7 million.

        At December 31, 2002, the Company's principal pension plans in the United States and Australia had plan assets with fair values in excess of each plan's ABO. If the ABO of these plans exceeds the fair value of their assets at December 31, 2003, the Company will be required to write off most of its prepaid pension asset ($925.5 million at December 31, 2002) and record a liability equal to the excess of the ABO over the fair value of the assets. The noncash charge would result in a decrease in the Accumulated Other Comprehensive Income component of share owners' equity that would significantly reduce net worth.

Contingencies and Litigation

        The Company believes that its ultimate asbestos-related contingent liability (i.e., its indemnity or other claim disposition costs plus related legal fees) cannot be estimated with certainty. The Company's ability to reasonably estimate its liability has been significantly affected by the volatility of asbestos-related litigation in the United States, the expanding list of non-traditional defendants that have been sued in this litigation and found liable for substantial damage awards, the continued use of litigation screenings to generate new lawsuits, the large number of claims asserted or filed by parties who claim prior exposure to asbestos materials but have no present physical impairment as a result of such exposure, and the growing number of co-defendants that have filed for bankruptcy. The Company believes that the bankruptcies of additional co-defendants have resulted in an acceleration of the presentation and disposition of a number of claims, which would otherwise have been presented and disposed of over the next several years. The Company continues to monitor trends which may affect its ultimate liability and continues to analyze the developments and variables affecting or likely to affect the resolution of pending and future asbestos claims against the Company.

        The Company expects to complete a comprehensive review of its asbestos-related liabilities and costs in connection with finalizing and reporting its results for 2003, and annually thereafter, unless significant changes in trends or new developments warrant an earlier review. If the results of this annual comprehensive review indicate that the existing amount of the accrued liability is insufficient to cover its estimated liabilities, then the Company will record an appropriate charge to increase the accrual. The Company's estimates are based on a number of factors as described further in Note 19 to the Consolidated Financial Statements.

Goodwill

        Beginning in 2002, the Company will evaluate goodwill annually (or more frequently if impairment indicators arise) for impairment. Goodwill impairment testing is performed using the business enterprise value ("BEV") of each reporting unit which is calculated as of a measurement date by determining the present value of debt-free, after tax future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer. This BEV is then compared to the book value of each reporting unit as of the measurement date to assess whether an impairment exists. The annual impairment testing performed as of October 1, 2002 indicated that there was no impairment of any of the reporting units of the Company.

        If the Company's projected debt-free, after tax cash flows were substantially lower, or if the assumed weighted average cost of capital were substantially higher, the testing may have indicated an impairment of one or more reporting units and, as a result, the related goodwill would have been written down. However, based on the Company's testing as of October 1, 2002, modest changes in the projected cash flows or cost of capital would not create impairment in reporting units. For example, if projected debt-free, after tax cash flows were decreased by 5%, or alternatively if the weighted average cost of capital were increased by 5%, the resulting lower BEV's would still exceed the book value of each reporting unit and no impairment would exist. In the event the Company would be required to record a significant write down of goodwill, the charge would have a material adverse effect on reported results of operations and net worth.

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

        Subject to other business and tax considerations, the Company's strategy is to generally redeploy any affiliates' available excess funds through intercompany loans to other affiliates for debt repayment, capital investment, or other cash requirements. Each intercompany loan is denominated in the lender's local currency and the borrower enters into a forward exchange contract which effectively swaps the intercompany loan and related interest to its local currency.

        Because the Company's foreign affiliates operate within their local economic environment, the Company believes it is appropriate to finance those operations with local currency borrowings to the extent practicable where debt financing is required. Considerations which influence the amount of such borrowings include long- and short-term business plans, tax implications, and the availability of borrowings with acceptable interest rates and terms. In those countries where the local currency is the designated functional currency, this strategy mitigates the risk of reported losses or gains in the event the foreign currency strengthens or weakens against the U.S. dollar. In those countries where the U.S. dollar is the designated functional currency, however, local currency borrowings expose the Company to reported losses or gains in the event the foreign currency strengthens or weakens against the U.S. dollar.

        The Company's Secured Credit Agreement requires that all borrowings other than borrowings under certain limited overdraft facilities, be denominated in U.S. dollars. As of December 31, 2002, U.S. dollar amounts outstanding under the Agreement borrowed by foreign affiliates were:

Affiliate location	Millions of U.S. dollars
Australia	$701.0
United Kingdom	49.7

$750.7

        A significant portion of the above borrowings and of the intercompany loans have been swapped into local currencies using currency swaps. The Company accounts for these swaps as fair value hedges. As a result, the changes in the value of the swaps are included in other expense and are expected to substantially offset any exchange rate gains or losses on the related U.S. dollar borrowings.

        As of December 31, 2002, the Company's affiliate in Australia has swapped $650 million of borrowings into $1,275 million Australian dollars. This swap matures on May 1, 2003, with interest resets every 90 days. The interest reset terms of the swap approximate the terms of the U.S. dollar borrowings. This derivative instrument swaps both the interest and principal from U.S. dollars to Australian dollars and also swaps the interest rate from a U.S.-based rate to an Australian-based rate. The Company's affiliate in the United Kingdom has swapped $200 million of bank loans and intercompany borrowings into 139 million British pounds. This swap also matures on May 1, 2003, with interest resets every 90 days. This derivative instrument swaps both the interest and principal from U.S. dollars to British pounds and also swaps the interest rate from a U.S.-based rate to a British-based rate. The Company's affiliates in Australia and in the United Kingdom have also entered in short term forward exchange contracts which effectively swap additional intercompany and external borrowings at each of these affiliates to its local currency. These hedges swap both the interest and principal of additional borrowings in excess of the two major swap contracts mentioned above.

        As of December 31, 2002, the Company's Canadian affiliate has swapped $60 million of borrowings into $94.7 million Canadian dollars. This swap matures on October 1, 2003. This derivative instrument swaps both the interest and principal from U.S. dollars to Canadian dollars and also swaps the interest rate from a U.S.-based rate to a Canadian-based rate.

        The remaining portion of the Company's consolidated debt which was denominated in foreign currencies was not significant.

        The Company believes it does not have material foreign currency exchange rate risk related to local currency denominated financial instruments (i.e. cash, short-term investments, and long-term debt) of its foreign affiliates.

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

        The following table provides information about the Company's significant interest rate risk at December 31, 2002.

	Outstanding	Fair value
	(Millions of dollars)
Variable rate debt:
Secured Credit Agreement, matures March 2004:
Revolving Loans, interest at a Eurodollar based rate plus 2.00%	$1,825.0	$1,825.0
Fixed rate debt:
Senior Secured Notes:
8.875%, due 2009	$1,000.0	$1,037.5
8.75%, due 2012	$625.0	$639.1
Senior Notes:
7.85%, due 2004	$300.0	$300.8
7.15%, due 2005	$350.0	$342.1
8.10%, due 2007	$300.0	$293.3
7.35%, due 2008	$250.0	$234.4
Senior Debentures:
7.50%, due 2010	$250.0	$235.0
7.80%, due 2018	$250.0	$217.5

Commodity Risk

        The Company is exposed to fluctuations of various commodity prices, most significantly the changes in prices related to natural gas. The Company purchases a significant amount of natural gas at nationally quoted market prices. The Company uses commodity futures contracts related to a portion of its forecasted natural gas requirements. The objective of these futures contracts is to limit the fluctuations in prices paid and the potential volatility in earnings or cash flows from future market price movements. The Company continually evaluates the natural gas market in respect to its future usage requirements. The Company generally evaluates the natural gas market for the next twelve months and continually enters into commodity futures contracts in order to have a portion of its usage requirements hedged through the next twelve months. At December 31, 2002, the Company has entered into commodity futures contracts for approximately 25% of its North American natural gas usage through the end of 2003 (approximately 6,600 MM BTUs).

        At December 31, 2002, an unrealized net gain of $2.2 million, after tax of $1.2 million, related to these commodity futures contracts was included in Other Comprehensive Income. There was no ineffectiveness recognized during 2002.

Forward Looking Statements

        This document may contain "forward looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Forward looking statements reflect the Company's current expectations and projections about future events at the time, and thus involve uncertainty and risk. It is possible the Company's future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) foreign currency fluctuations relative to the U.S. dollar, (2) changes in capital availability or cost, including interest rate fluctuations, (3) the general political, economic and competitive conditions in markets and countries where the Company has operations, including disruptions in the supply chain, competitive pricing pressures, inflation or deflation, and changes in tax rates and laws, (4) consumer preferences for alternative forms of packaging, (5) fluctuations in raw material and labor costs, (6) availability of raw materials, (7) costs and availability of energy, (8) transportation costs, (9) consolidation among competitors and customers, (10) the ability of the Company to integrate operations of acquired businesses, (11) unanticipated expenditures with respect to environmental, safety and health laws, (12) the performance by customers of their obligations under purchase agreements, and (13) the timing and occurrence of events which are beyond the control of the Company, including events related to asbestos-related claims. It is not possible to foresee or identify all such factors. Any forward looking statements in this document are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. Forward looking statements are not a guarantee of future performance and actual results or developments may differ materially from expectations. While the Company continually reviews trends and uncertainties affecting the Company's results of operations and financial condition, the Company does not intend to update any particular forward looking statements contained in this document.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Auditors	36
Consolidated Balance Sheets at December 31, 2002 and 2001	38-39
For the years ended December 31, 2002, 2001, and 2000:
Consolidated Results of Operations	37
Consolidated Share Owners' Equity	40
Consolidated Cash Flows	41
Notes to Consolidated Financial Statements	42-79
Selected Quarterly Financial Data	80-82

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Share Owners
Owens-Illinois, Inc.

        We have audited the accompanying consolidated balance sheets of Owens-Illinois, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of results of operations, share owners' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14.(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens-Illinois, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 1 in the Notes to the Consolidated Financial Statements, in 2002 the Company changed its accounting for goodwill.

                      Ernst & Young LLP

Toledo, Ohio
January 23, 2003

Owens-Illinois, Inc.

CONSOLIDATED RESULTS OF OPERATIONS

(Millions of dollars, except per share amounts)

	Years ended December 31,
	2002	2001	2000
Revenues:
Net sales	$5,640.4	$5,402.5	$5,552.1
Royalties and net technical assistance	24.2	24.6	25.3
Equity earnings	27.0	19.4	19.8
Interest	24.1	26.9	32.5
Other	44.4	539.9	185.1

	5,760.1	6,013.3	5,814.8
Costs and expenses:
Manufacturing, shipping, and delivery	4,413.4	4,218.4	4,359.1
Research and development	41.1	41.2	46.7
Engineering	38.9	31.4	31.3
Selling and administrative	318.6	341.3	285.1
Interest	421.7	434.0	486.7
Other	509.8	279.8	997.5

	5,743.5	5,346.1	6,206.4

Earnings (loss) before items below	16.6	667.2	(391.6)
Provision (credit) for income taxes	(18.3)	286.4	(143.9)

	34.9	380.8	(247.7)
Minority share owners' interests in earnings of subsidiaries	25.5	20.1	22.0

Earnings (loss) before extraordinary items and cumulative effect of accounting change	9.4	360.7	(269.7)
Extraordinary charges from early extinguishment of debt, net of applicable income taxes	(9.6)	(4.1)
Cumulative effect of accounting change	(460.0)

Net earnings (loss)	$(460.2)	$356.6	$(269.7)

Basic earnings (loss) per share of common stock:
Earnings (loss) before extraordinary items and cumulative effect of accounting change	$(0.08)	$2.33	$(2.00)
Extraordinary charges	(0.07)	(0.03)
Cumulative effect of accounting change	(3.14)

Net earnings (loss)	$(3.29)	$2.30	$(2.00)

Diluted earnings (loss) per share of common stock:
Earnings (loss) before extraordinary items and cumulative effect of accounting change	$(0.08)	$2.33	$(2.00)
Extraordinary charges	(0.07)	(0.03)
Cumulative effect of accounting change	(3.14)

Net earnings (loss)	$(3.29)	$2.30	$(2.00)

See accompanying Notes to the Consolidated Financial Statements.

Owens-Illinois, Inc.

CONSOLIDATED BALANCE SHEETS

(Millions of dollars)

         Assets

	December 31,
	2002	2001
Current assets:
Cash, including time deposits of $38.6
($33.7 in 2001)	$126.4	$155.6
Short-term investments	17.6	16.4
Receivables, less allowances of $62.5
($71.1 in 2001) for losses and discounts	701.9	754.5
Inventories	893.5	836.7
Prepaid expenses	147.8	224.0

Total current assets	1,887.2	1,987.2
Other assets:
Equity investments	192.0	166.1
Repair parts inventories	196.2	199.2
Prepaid pension	925.5	879.5
Insurance receivable for asbestos-related costs	12.2	37.0
Deposits, receivables, and other assets	640.9	582.4
Goodwill	2,691.2	2,995.3

Total other assets	4,658.0	4,859.5
Property, plant, and equipment:
Land, at cost	167.0	168.8
Buildings and equipment, at cost:
Buildings and building equipment	838.1	792.5
Factory machinery and equipment	4,595.5	4,368.9
Transportation, office, and miscellaneous equipment	141.7	135.7
Construction in progress	235.9	330.3

	5,978.2	5,796.2
Less accumulated depreciation	2,654.1	2,536.3

Net property, plant, and equipment	3,324.1	3,259.9

Total assets	$9,869.3	$10,106.6

Owens-Illinois, Inc.

CONSOLIDATED BALANCE SHEETS (continued)

(Millions of dollars except per share amounts)

         Liabilities and Share Owners' Equity

	December 31,
	2002	2001
Current liabilities:
Short-term loans	$47.5	$40.4
Accounts payable	514.2	457.4
Salaries and wages	119.1	116.1
U.S. and foreign income taxes	28.9	12.4
Current portion of asbestos-related liabilities	195.0	220.0
Other accrued liabilities	362.0	354.4
Long-term debt due within one year	30.7	30.8

Total current liabilities	1,297.4	1,231.5
Long-term debt	5,268.0	5,329.7
Deferred taxes	278.4	465.2
Nonpension postretirement benefits	291.5	303.4
Other liabilities	563.6	386.9
Asbestos-related liabilities	357.7	78.8
Commitments and contingencies
Minority share owners' interests	141.9	159.3
Share owners' equity:
Convertible preferred stock, par value $.01 per share, liquidation preference $50 per share, 9,050,000 shares authorized, issued and outstanding	452.5	452.5
Common stock, par value $.01 per share, 250,000,000 shares authorized, 160,265,744 shares issued and outstanding, less 12,914,262 treasury shares at December 31, 2002 (159,411,845 issued and outstanding, less 12,932,897 treasury shares at December 31, 2001)	1.6	1.6
Capital in excess of par value	2,224.9	2,217.3
Treasury stock, at cost	(247.6)	(248.0)
Retained earnings (deficit)	(177.0)	304.7
Accumulated other comprehensive income (loss)	(583.6)	(576.3)

Total share owners' equity	1,670.8	2,151.8

Total liabilities and share owners' equity	$9,869.3	$10,106.6

See accompanying Notes to the Consolidated Financial Statements.

Owens-Illinois, Inc.

CONSOLIDATED SHARE OWNERS' EQUITY

(Millions of dollars)

	Years ended December 31,
	2002	2001	2000
Convertible preferred stock
Balance at beginning of year	$452.5	$452.5	$452.5

Balance at end of year	452.5	452.5	452.5

Exchangeable preferred stock
Balance at beginning of year		3.4	4.0
Exchange of preferred stock for common stock		(3.4)	(0.6)

Balance at end of year	—	—	3.4

Common stock
Balance at beginning of year	1.6	1.6	1.6

Balance at end of year	1.6	1.6	1.6

Capital in excess of par value
Balance at beginning of year	2,217.3	2,205.1	2,201.9
Issuance of common stock	7.6	8.8	2.6
Exchange of preferred stock for common stock		3.4	0.6

Balance at end of year	2,224.9	2,217.3	2,205.1

Treasury stock
Balance at beginning of year	(248.0)	(242.8)	(225.6)
Reissuance of common stock	0.4
Repurchases of common stock		(5.2)	(17.2)

Balance at end of year	(247.6)	(248.0)	(242.8)

Retained earnings (deficit)
Balance at beginning of year	304.7	(30.4)	284.1
Cash dividends on convertible preferred stock — $2.375 per share	(21.5)	(21.5)	(21.5)
Net earnings (loss)	(460.2)	356.6	(269.7)
Net loss for the month ended December 31, 2000 for the change in the fiscal year end of certain international affiliates			(23.3)

Balance at end of year	(177.0)	304.7	(30.4)

Accumulated other comprehensive income (loss)
Balance at beginning of year	(576.3)	(506.4)	(368.6)
Foreign currency translation adjustments	79.5	(67.4)	(137.8)
Minimum pension liability, net of tax	(91.5)
Change in fair value of certain derivative instruments	4.7	(2.5)

Balance at end of year	(583.6)	(576.3)	(506.4)

Total share owners' equity	$1,670.8	$2,151.8	$1,883.0

Total comprehensive income (loss)
Net earnings (loss)	$(460.2)	$356.6	$(269.7)
Foreign currency translation adjustments	79.5	(67.4)	(137.8)
Minimum pension liability, net of tax	(91.5)
Change in fair value of certain derivative instruments	4.7	(2.5)

Total	$(467.5)	$286.7	$(407.5)

See accompanying Notes to the Consolidated Financial Statements.

Owens-Illinois, Inc.

CONSOLIDATED CASH FLOWS

Millions of dollars

	Years ended December 31,
	2002	2001	2000
Operating activities:
Earnings (loss) before extraordinary items and cumulative effect of accounting change	$9.4	$360.7	$(269.7)
Non-cash charges (credits):
Depreciation	428.2	403.2	412.6
Amortization of deferred costs	52.5	140.5	136.9
Deferred tax provision (credit)	(94.6)	227.3	(243.8)
Restructuring costs and writeoffs of certain assets		129.4	248.3
Gains on asset sales		(439.4)
Future asbestos-related costs	475.0		550.0
Other	(119.0)	(112.3)	(104.9)
Change in non-current operating assets	8.2	8.0	(43.0)
Asbestos-related payments	(221.1)	(245.9)	(181.5)
Asbestos-related insurance proceeds	24.8	163.7	4.6
Reduction of non-current liabilities	(8.4)	(30.0)	(28.4)
Change in components of working capital	48.1	(67.1)	(116.3)

Cash provided by operating activities	603.1	538.1	364.8
Investing activities:
Additions to property, plant and equipment	(496.0)	(531.9)	(481.4)
Acquisitions, net of cash acquired	(17.6)	(184.6)	(77.1)
Net cash proceeds from divestitures and other	39.0	605.3	94.4

Cash utilized in investing activities	(474.6)	(111.2)	(464.1)
Financing activities:
Additions to long-term debt	2,129.3	3,899.8	619.2
Repayments of long-term debt	(2,190.8)	(4,239.6)	(516.2)
Increase (decrease) in short-term loans	17.5	(44.4)	(43.8)
Collateral deposits for certain derivative instruments	(70.9)	(26.1)
Payment of finance fees and debt retirement costs	(27.7)	(62.1)
Convertible preferred stock dividends	(21.5)	(21.5)	(21.5)
Issuance of common stock	6.8	2.4	2.6
Treasury shares purchased		(5.2)	(17.2)

Cash provided by (utilized in) financing activities	(157.3)	(496.7)	23.1
Effect of exchange rate fluctuations on cash	(0.4)	(4.3)	15.6
Effect of change in fiscal year end for certain international affiliates			33.2

Decrease in cash	(29.2)	(74.1)	(27.4)
Cash at beginning of year	155.6	229.7	257.1

Cash at end of year	$126.4	$155.6	$229.7

See accompanying Notes to the Consolidated Financial Statements.

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in millions of dollars, except share and per share amounts)

1. SIGNIFICANT ACCOUNTING POLICIES

        Basis of Consolidated Statements    The consolidated financial statements of Owens-Illinois, Inc. ("Company") include the accounts of its subsidiaries. Newly acquired subsidiaries have been included in the consolidated financial statements from dates of acquisition. Prior to December 2000, substantially all of the Company's consolidated foreign subsidiaries reported their results of operations on a one-month lag, which allowed additional time to compile the results. The portion of the Company's consolidated net earnings for 2000 that was attributable to the earnings of these subsidiaries for the 12 months ended November 30, 2000 was $64.7 million ($107.5 million excluding unusual items). Beginning in December 2000, the one-month lag was eliminated. As a result, the December 2000 results of operations for these subsidiaries, which amounted to a net loss of $23.3 million, were recorded directly to retained earnings in December 2000. Earnings of most of these subsidiaries for the month of December are typically lower than most other months due to customer and factory holidays, fewer shipping days, and extended maintenance activity. The loss in December 2000 was greater than recent December periods as a result of lower than normal shipments for the month, lower selling prices due to product mix and currency exchange rates, high energy costs, and increased furnace repair work at several facilites.

        The Company uses the equity method of accounting for investments in which it has a significant ownership interest, generally 20% to 50%. Other investments are accounted for at cost.

        Nature of Operations    The Company is a leading manufacturer of glass container and plastics packaging products operating in two product segments. The Company's principal product lines in the Glass Containers product segment are glass containers for the food and beverage industries. Sales of the Glass Containers product segment were 69% of the Company's 2002 consolidated sales. The Company has glass container operations located in 19 countries, while the plastics packaging products operations are located in 12 countries. The principal markets and operations for the Company's glass products are in the North America, Europe, South America, and Australia. The Company's principal product lines in the Plastics Packaging product segment include consumer products (blow molded containers, injection molded closures and dispensing systems) and prescription containers. Major markets for the Company's plastics packaging products include the United States household products, personal care products, health care products, and food and beverage industries.

        Use of Estimates    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management of the Company to make estimates and assumptions that affect certain amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates, at which time the Company would revise its estimates accordingly. For further information on certain of the Company's significant estimates, see Note 19.

        Cash    The Company defines "cash" as cash and time deposits with maturities of three months or less when purchased. Outstanding checks in excess of funds on deposit are included in accounts payable.

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

        Goodwill    Goodwill represents the excess of cost over fair value of assets of businesses acquired. Through December 31, 2001, goodwill was being amortized over 40 years. In accordance with FAS No. 142 (as described in "New Accounting Standards"), goodwill is no longer being amortized, but is being evaluated annually, as of October 1, for impairment or more frequently if an impairment indicator exists.

        Intangible Assets and Other Long-Lived Assets    Intangible assets are amortized over the expected useful life of the asset. The Company evaluates the recoverability of intangible assets and other long-lived assets based on undiscounted projected cash flows, excluding interest and taxes, when factors indicate that an impairment may exist. If an impairment exists, the asset is written down to fair value.

        Property, Plant, and Equipment    Property, plant and equipment ("PP&E") is carried at cost and includes expenditures for new facilities and equipment and those costs which substantially increase the useful lives or capacity of existing PP&E. In general, depreciation is computed using the straight-line method. Maintenance and repairs are expensed as incurred. Costs assigned to PP&E of acquired businesses are based on estimated fair values at the date of acquisition.

        Revenue Recognition    The Company recognizes sales, net of estimated discounts and allowances, when the title to the products and risk of loss are transferred to customers. Provisions for rebates to customers are provided in the same period that the related sales are recorded.

        Shipping and Handling Costs    Shipping and handling costs are included with manufacturing, shipping, and delivery costs in the Consolidated Statements of Operations.

        Income Taxes on Undistributed Earnings    In general, the Company plans to continue to reinvest the undistributed earnings of foreign subsidiaries and foreign corporate joint ventures accounted for by the equity method. Accordingly, taxes are provided only on that amount of undistributed earnings in excess of planned reinvestments.

        Foreign Currency Translation    The assets and liabilities of most affiliates and associates are translated at current exchange rates and any related translation adjustments are recorded directly in share owners' equity. For the years ended December 31, 2001 and 2000, the Company's affiliates located in Venezuela operated in a "highly inflationary" economy. Therefore, certain assets of these affiliates were translated at historical exchange rates and all translation adjustments were reflected in the statements of Consolidated Results of Operations. During 2002, the affiliates in Venezuela were no longer considered operating in a "highly inflationary" economy. Assets and liabilities were translated at current exchange rates with any related translation adjustments being recorded directly to share owners' equity.

        Accounts Receivable    Receivables are stated at amounts estimated by management to be the net realizable value. The Company charges off accounts receivable when it becomes apparent based upon age or customer circumstances that amounts will not be collected.

        Allowance for Doubtful Accounts    The allowance for doubtful accounts is established through charges to the provision for bad debts. The Company evaluates the adequacy of the allowance for doubtful accounts on a periodic basis. The evaluation includes historical trends in collections and write-offs, management's judgment of the probability of collecting accounts and management's evaluation of business risk.

        Stock Options    The Company has three nonqualified stock option plans, which are described more fully in Note 13. The Company has adopted the disclosure-only provisions (intrinsic value method) of Statement of Financial Accounting Standards (FAS) No. 123, "Accounting for Stock-Based Compensation." All options have been granted at prices equal to the market price of the Company's common stock on the date granted. Accordingly, the Company recognizes no compensation expense related to the stock option plans.

        If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as allowed by FAS No. 123, pro forma net income (loss) and earnings (loss) per share would have been as follows:

	2002	2001	2000
Net income (loss):
As reported	$(460.2)	$356.6	$(269.7)
Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(9.1)	(8.9)	(8.0)

Pro forma	$(469.3)	$347.7	$(277.7)

Basic earnings (loss) per share:
As reported	$(3.29)	$2.30	$(2.00)
Pro forma	(3.35)	2.24	(2.05)
Diluted earnings (loss) per share:
As reported	(3.29)	2.30	(2.00)
Pro forma	(3.35)	2.24	(2.05)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2002	2001	2000
Expected life of options	5 years	5 years	5 years
Expected stock price volatility	71.5%	69.8%	62.9%
Risk-free interest rate	4.50%	4.85%	6.60%
Expected dividend yield	0.00%	0.00%	0.00%

New Accounting Standards

        FAS No. 142. On January 1, 2002, the Company adopted Financial Accounting Standards ("FAS") No. 142, "Goodwill and Other Intangible Assets". As required by FAS No. 142, the Company is no longer amortizing goodwill, but will be reviewing goodwill annually (or more frequently if impairment indicators arise) for impairment.

        During the first quarter of 2002, the Company completed an impairment test under FAS No. 142 using the business enterprise value ("BEV") of each reporting unit. BEVs were calculated as of the measurement date, January 1, 2002, by determining the present value of debt-free, after-tax future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer. The BEV of each reporting unit was then compared to the book value of each reporting unit as of the measurement date to assess whether an impairment existed under FAS No. 142. Based on this comparison, the Company determined that an impairment existed in its consumer products reporting unit of the Plastics Packaging segment. The consumer products reporting unit operates in a highly competitive and fragmented industry. Excess capacity in this industry had created downward pricing pressure. The Company lowered its earnings and cash flow projections for this unit for several years following the measurement date which resulted in a lower BEV. Following a review of the valuation of the assets of the consumer products reporting unit, the Company recorded an impairment charge of $460.0 million to reduce the reported value of its goodwill. As required by FAS No. 142, the transitional impairment loss has been recognized as the cumulative effect of a change in method of accounting.

        The following earnings and earnings per share data for 2001 and 2000 have been presented on an adjusted basis to eliminate goodwill amortization of $92.3 million, or $0.64 per share for 2001 and $94.9 million, or $0.65 per share for 2000 as required by FAS No. 142. The earnings and earnings per share data for 2002 have been presented to provide comparative data to the 2001 and 2000 adjusted earnings and earning per share data.

	2002	2001	2000
	(Actual)	(Adjusted)	(Adjusted)
Earnings (loss) before extraordinary items and cumulative effect of accounting change	$9.4	$453.0	$(174.8)
Per share—basic	(0.08)	2.97	(1.35)
Per share—diluted	(0.08)	2.97	(1.35)
Net earnings (loss)	$(460.2)	$448.9	$(174.8)
Per share—basic	(3.29)	2.94	(1.35)
Per share—diluted	(3.29)	2.94	(1.35)

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

        FAS No. 145. In April 2002, the FASB issued FAS No. 145, "Rescission of FASB Statements No. 4, No. 44, and No. 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other things, FAS No. 145 requires gains and losses from early extinguishment of debt to be included in income from continuing operations instead of being classified as extraordinary items as previously required by generally accepted accounting principles. FAS No. 145 is effective for fiscal years beginning after May 15, 2002 and will be adopted by the Company on January 1, 2003. Any gain or loss on early extinguishment of debt that was classified as an extraordinary item in periods prior to adoption must be reclassified into income from continuing operations. The adoption of FAS No. 145 will require the $9.6 million and $4.1 million of extraordinary charges for the years ended December 31, 2002 and 2001, respectively, to be reclassified to interest expense and the provision for income taxes.

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

        FAS No. 148. In December 2002, the FASB issued FAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure". FAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, FAS No. 148 amends the disclosure requirements of FAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FAS No. 148 is effective for fiscal years ending after December 15, 2002. The Company has complied with the additional disclosure requirements of FAS No. 148.

        FIN No. 45. In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The interpretation's disclosure requirements are effective for financial statements of annual periods ending after December 15, 2002. The Company has complied with the disclosure requirements of FIN 45 for the guarantees issued by its subsidiaries guaranteeing the debt of other subsidiaries.

2. Earnings Per Share    The following table sets forth the computation of basic and diluted earnings per share:

	Years ended December 31,
	2002	2001	2000
Numerator:
Earnings (loss) before extraordinary items and cumulative effect of accounting change	$9.4	$360.7	$(269.7)
Preferred stock dividends:
Convertible	(21.5)	(21.5)	(21.5)
Exchangeable			(0.2)

Numerator for basic earnings (loss) per share—income (loss) available to common share owners	$(12.1)	$339.2	$(291.4)

Denominator:
Denominator for basic earnings (loss) per share—weighted average shares outstanding	146,615,931	145,456,118	145,983,475
Effect of dilutive securities:
Stock options and other		199,284
Exchangeable preferred stock		5,200

Dilutive potential common shares		204,484

Denominator for diluted earnings (loss) per share—adjusted weighted average shares and assumed exchanges of preferred stock for common stock	146,615,931	145,660,602	145,983,475

Basic earnings (loss) per share	$(0.08)	$2.33	$(2.00)

Diluted earnings (loss) per share	$(0.08)	$2.33	$(2.00)

        See Note 12 for additional information on Convertible Preferred Stock.

        The convertible preferred stock was not included in the computation of 2001 diluted earnings per share since the result would have been antidilutive. Options to purchase 7,776,942 weighted average shares of common stock which were outstanding during 2001 were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. For the years ended December 31, 2002 and 2000, diluted earnings per share of common stock are equal to basic earnings per share of common stock due to the net loss.

3. Changes in Components of Working Capital Related to Operations    Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows (certain amounts from prior year have been reclassified to conform to current year presentation):

	2002	2001	2000
Decrease (increase) in current assets:
Short-term investments	$(1.1)	$3.2	$10.4
Receivables	34.8	(0.2)	(43.9)
Inventories	(70.4)	43.2	(50.9)
Prepaid expenses	(13.9)	3.4	0.8
Increase (decrease) in current liabilities:
Accounts payable	56.0	(36.1)	0.7
Accrued liabilities	20.6	(54.7)	(47.8)
Salaries and wages	2.8	12.6	(5.0)
U.S. and foreign income taxes	19.3	(38.5)	19.4

	$48.1	$(67.1)	$(116.3)

4. Inventories    Major classes of inventory are as follows:

	2002	2001
Finished goods	$684.9	$641.8
Work in process	7.4	6.2
Raw materials	133.2	125.3
Operating supplies	68.0	63.4

	$893.5	$836.7

        If the inventories which are valued on the LIFO method had been valued at standard costs, which approximate current costs, consolidated inventories would be higher than reported by $17.8 million and $19.9 million at December 31, 2002 and 2001, respectively.

        Inventories which are valued at the lower of standard costs (which approximate average costs) or market at December 31, 2002 and 2001 were approximately $532.4 million and $501.7 million, respectively.

5. Equity Investments    Summarized information pertaining to the Company's equity associates follows:

	2002	2001
At end of year:
Equity in undistributed earnings:
Foreign	$94.2	$90.0
Domestic	17.6	21.6

Total	$111.8	$111.6

Equity in cumulative translation adjustment	$(51.3)	$(54.2)

	2002	2001	2000
For the year:
Equity in earnings:
Foreign	$9.5	$7.8	$5.8
Domestic	17.5	11.6	14.0

Total	$27.0	$19.4	$19.8

Dividends received	$29.2	$18.2	$14.5

6. Long-Term Debt    The following table summarizes the long-term debt of the Company at December 31, 2002 and 2001:

	2002	2001
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$1,825.0	$2,410.4
Term Loan		1,045.0
Senior Secured Notes:
8.875%, due 2009	1,000.0
8.75%, due 2012	625.0
Senior Notes:
7.85%, due 2004	300.0	300.0
7.15%, due 2005	350.0	350.0
8.10%, due 2007	300.0	300.0
7.35%, due 2008	250.0	250.0
Senior Debentures:
7.50%, due 2010	250.0	250.0
7.80%, due 2018	250.0	250.0
Other	148.7	205.1

	5,298.7	5,360.5
Less amounts due within one year	30.7	30.8

Long-term debt	$5,268.0	$5,329.7

        In April 2001, certain of the Company's subsidiaries (the "Borrowers") entered into the Secured Credit Agreement (the "Agreement") with a group of banks, which expires on March 31, 2004. The

Agreement provides for a $2.4 billion ($3.0 billion initially) revolving credit facility. The Agreement also initially provided for a $1.5 billion term loan which was repaid with the proceeds from the 2001 sale of the Company's Harbor Capital Advisors business and the issuance of Senior Secured Notes issued in 2002 as discussed below. The Agreement includes an Overdraft Account Facility providing for aggregate borrowings up to $50 million which reduce the amount available for borrowing under the Revolving Credit Facility. The Agreement also provides for the issuance of letters of credit totaling up to $500 million, which also reduce the amount available for borrowings under the Revolving Credit Facility. At December 31, 2002, the Company had unused credit of $520.9 million available under the Secured Credit Agreement.

        The interest rate on borrowings under the Revolving Credit Facility is, at the Borrower's option, the Base Rate or a reserve adjusted Eurodollar rate. The interest rate on borrowings under the Revolving Credit Facility also includes a margin linked to the Company's Consolidated Leverage Ratio, as defined in the Agreement. The margin is limited to ranges of 1.75% to 2.00% for Eurodollar loans and .75% to 1.00% for Base Rate loans. The interest rate on Overdraft Account loans is the Base Rate minus .50%. The weighted average interest rate on borrowings outstanding under the Revolving Credit Facility at December 31, 2002 was 3.55%. Including the effects of cross-currency swap agreements related to Revolving Credit Facility borrowings by the Company's Australian, U.K., and Canadian subsidiaries, as discussed in Note 9, the weighted average interest rate was 5.53%. While no compensating balances are required by the Agreement, the Borrowers must pay a facility fee on the Revolving Credit Facility commitments of .50%.

        Borrowings under the Agreement are secured by substantially all of the assets of the Company's domestic subsidiaries and certain foreign subsidiaries, which have a book value of approximately $3.7 billion. Borrowings are also secured by a pledge of intercompany debt and equity in most of the Company's domestic subsidiaries and certain stock of certain foreign subsidiaries. All borrowings under the agreement are guaranteed by substantially all domestic subsidiaries of the Company for the term of the Agreement.

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

        During January 2002, a subsidiary of the Company issued $1.0 billion of Senior Secured Notes. The notes bear interest at 8 7/8% and are due February 15, 2009. The notes are guaranteed by substantially all of the Company's domestic subsidiaries. The assets of substantially all of the Company's domestic subsidiaries are pledged as security for the notes. The issuing subsidiary used the net cash proceeds from the notes to reduce the outstanding term loan under the Agreement by $980 million. As a result, the Company wrote off unamortized deferred financing fees in January 2002 related to the term loan and recorded an extraordinary charge of $10.9 million less applicable income taxes of $4.2 million. The indenture for the notes restricts, among other things, the ability of the Company's subsidiaries to borrow money, pay dividends on, or redeem or repurchase stock, make investments, create liens, enter into certain transactions with affiliates, and sell certain assets or merge with or into other companies.

        During the fourth quarter of 2002, a subsidiary of the Company issued Senior Secured Notes totaling $625 million. The notes bear interest at 8 3/4% and are due November 15, 2012. The notes are guaranteed by substantially all of the Company's domestic subsidiaries. The assets of substantially all of the Company's domestic subsidiaries are pledged as security for the notes. The issuing subsidiary used the net cash proceeds from the notes to repay the remaining $65 million of the outstanding term loan under the Agreement and to permanently reduce the revolving credit facility under the Agreement by $551 million. As a result, the Company wrote off unamortized deferred financing fees related to the term loan and the revolver and recorded an extraordinary charge of $4.5 million less applicable income taxes of $1.6 million. The indenture for the new notes has the same restrictions as the Senior Secured Notes issued in January 2002.

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

        Annual maturities for all of the Company's long-term debt through 2007 are as follows: 2003, $30.7 million; 2004, $2,155.7 million; 2005, $402.3 million; 2006, $12.7 million; and 2007, $311.5 million.

        Interest paid in cash aggregated $372.1 million for 2002, $424.7 million for 2001, and $467.6 million for 2000.

        Fair values at December 31, 2002, of the Company's significant fixed rate debt obligations are as follows:

	Principal Amount (millions of dollars)	Indicated Market Price	Fair Value (millions of dollars)
Senior Secured Notes:
8.875%	$1,000.0	$103.75	$1,037.5
8.75%	625.0	102.25	639.1
Senior Notes:
7.85%	300.0	100.25	300.8
7.15%	350.0	97.75	342.1
8.10%	300.0	97.75	293.3
7.35%	250.0	93.75	234.4
Senior Debentures:
7.50%	250.0	94.00	235.0
7.80%	250.0	87.00	217.5

7. Operating Leases    Rent expense attributable to all operating leases was $90.2 million in 2002, $87.0 million in 2001, and $77.8 million in 2000. Minimum future rentals under operating leases are as follows: 2003, $66.4 million; 2004, $52.2 million; 2005, $41.4 million; 2006, $31.7 million; and 2007, $21.0 million; and 2008 and thereafter, $29.2 million.

8. Foreign Currency Translation    Aggregate foreign currency exchange gains (losses) included in other costs and expenses were $2.0 million in 2002, $2.6 million in 2001, and $(1.0) million in 2000.

9. Derivative Instruments    Under the terms of the April 2001 Secured Credit Agreement, the Company's affiliates in Australia and the United Kingdom are permitted to borrow in U.S. dollars. In order to manage the international affiliates' exposure to fluctuating foreign exchange rates, the Company's affiliates in Australia and the United Kingdom have entered into currency swaps for the principal portion of their initial borrowings under the Agreement and for their interest payments due under the Agreement.

        As of December 31, 2002, the Company's affiliate in Australia has swapped $650 million of borrowings into $1,275 million Australian dollars. This swap matures on May 1, 2003, with interest resets every 90 days. The interest reset terms of the swap approximate the terms of the U.S. dollar borrowings. This derivative instrument swaps both the interest and principal from U.S. dollars to Australian dollars and also swaps the interest rate from a U.S.-based rate to an Australian-based rate. The Company's affiliate in the United Kingdom has swapped $200 million of bank loans and intercompany borrowings into 139 million British pounds. This swap also matures on May 1, 2003, with interest resets every 90 days. This derivative instrument swaps both the interest and principal from U.S. dollars to British pounds and also swaps the interest rate from a U.S.-based rate to a British-based rate. The Company's affiliates in Australia and in the United Kingdom have also entered in short term forward exchange contracts which effectively swap additional intercompany and external borrowings at each of these affiliates to its local currency. These hedges swap both the interest and principal of additional borrowings in excess of the two major swap contracts mentioned above.

        As of December 31, 2002, the Company's Canadian affiliate has swapped $60 million of borrowings into $94.7 million Canadian dollars. This swap matures on October 1, 2003. This derivative instrument swaps both the interest and principal from U.S. dollars to Canadian dollars and also swaps the interest rate from a U.S.-based rate to a Canadian-based rate.

        The Company recognizes the above derivatives on the balance sheet at fair value. The Company accounts for the above swaps as fair value hedges. As such, the changes in the value of the swaps are included in other expense and are expected to substantially offset any exchange rate gains or losses on the related U.S. dollar borrowings. For 2002, the amount not offset was immaterial.

        The Company also uses commodity futures contracts related to forecasted natural gas requirements. The objective of these futures contracts is to limit the fluctuations in prices paid for natural gas and the potential volatility in earnings or cash flows from future market price movements. The Company continually evaluates the natural gas market in respect to its future usage requirements. The Company generally evaluates the natural gas market for the next twelve months and continually enters into commodity futures contracts in order to have a portion of its usage requirements hedged through the next twelve months. At December 31, 2002, the Company has entered into commodity futures contracts for approximately 25% of its North American natural gas usage through the end of 2003 (approximately 6,600 MM BTUs).

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

        The above futures contracts are accounted for as cash flow hedges at December 31, 2002. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting anticipated cash flows of the hedged transactions. For hedged forecasted transactions, hedge accounting will be discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses will be recorded to earnings immediately.

        At December 31, 2002, an unrealized net gain of $2.2 million, after tax of $1.2 million, related to these commodity futures contracts was included in OCI. There was no ineffectiveness recognized during 2002.

        The Company's international affiliates may enter into short-term forward exchange agreements to purchase foreign currencies at set rates in the future. These foreign currency forward exchange agreements are used to limit exposure to fluctuations in foreign currency exchange rates for all significant planned purchases of fixed assets or commodities that are denominated in a currency other than the affiliate's functional currency. Affiliates may also use forward exchange agreements to offset the foreign currency risk for receivables and payables not denominated in their functional currency. The Company records these short-term forward exchange agreements on the balance sheet at fair value and changes in the fair value are charged to earnings.

10. Accumulated Other Comprehensive Income (Loss)    The components of comprehensive income (loss) are: (a) net earnings (loss); (b) change in fair value of certain derivative instruments; (c) adjustment of minimum pension liabilities; and, (d) foreign currency translation adjustments. The net effect of exchange rate fluctuations generally reflects changes in the relative strength of the U.S. dollar against major foreign currencies between the beginning and end of the year.

        The following table lists the beginning balance, yearly activity and ending balance of each component of accumulated other comprehensive income (loss):

	Net Effect of Exchange Rate Fluctuations	Deferred Income Taxes	Minimum Pension Liability	Change in Certain Derivative Instruments	Total Accumulated Comprehensive Income
Balance on January 1, 2000	$(390.2)	$21.6	$—	$—	$(368.6)
2000 Change	(140.6)	2.8			(137.8)

Balance on December 31, 2000	(530.8)	24.4			(506.4)
2001 Change	(70.0)	2.6		(2.5)	(69.9)

Balance on December 31, 2001	(600.8)	27.0		(2.5)	(576.3)
2002 Change	80.5	(1.0)	(91.5)	4.7	(7.3)

Balance on December 31, 2002	$(520.3)	$26.0	$(91.5)	$2.2	$(583.6)

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        11. Income Taxes    Deferred income taxes reflect: (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (2) carryovers and credits for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows:

	2002	2001
Deferred tax assets:
Accrued postretirement benefits	$88.2	$106.2
Asbestos-related liabilities	193.4	104.6
Tax loss carryovers	156.9	63.5
Alternative minimum tax credits	23.6	31.5
Other, principally accrued liabilities	149.1	253.9

Total deferred tax assets	611.2	559.7
Deferred tax liabilities:
Property, plant and equipment	334.1	317.1
Prepaid pension costs	299.9	301.9
Insurance for asbestos-related costs	4.3	13.0
Inventory	30.1	37.4
Other	107.9	156.8

Total deferred tax liabilities	776.3	826.2

Net deferred tax liabilities	$(165.1)	$(266.5)

        Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2002 and 2001 as follows:

	2002	2001
Prepaid expenses	$113.3	$198.7
Deferred tax liabilities	(278.4)	(465.2)

Net deferred tax liabilities	$(165.1)	$(266.5)

        The provision (benefit) for income taxes consists of the following:

	2002	2001	2000
Current:
U.S. Federal	$—	$8.0	$0.8
State	1.4	19.4	2.1
Foreign	74.9	31.7	97.0

	76.3	59.1	99.9

Deferred:
U.S. Federal	(92.4)	192.2	(167.4)
State	8.7	1.2	(32.9)
Foreign	(10.9)	33.9	(43.5)

	(94.6)	227.3	(243.8)

Total:
U.S. Federal	(92.4)	200.2	(166.6)
State	10.1	20.6	(30.8)
Foreign	64.0	65.6	53.5

	$(18.3)	$286.4	$(143.9)

        The provision for income taxes was calculated based on the following components of earnings (loss) before income taxes:

	2002	2001	2000
Domestic	$(273.4)	$516.8	$(566.0)
Foreign	290.0	150.4	174.4

	$16.6	$667.2	$(391.6)

        Income taxes paid (received) in cash were as follows:

	2002	2001	2000
Domestic	$(9.0)	$8.1	$(0.7)
Foreign	51.2	52.1	46.4

	$42.2	$60.2	$45.7

        A reconciliation of the provision (benefit) for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows (certain amounts for the 2000 presentation has been reclassified to conform to the 2002 presentation):

	2002	2001	2000
Pretax earnings at statutory U.S. Federal tax rate	$5.8	$233.5	$(137.1)
Increase (decrease) in provision for income taxes due to:
Amortization of goodwill		31.5	33.0
State taxes, net of federal benefit	5.3	12.7	(19.5)
International rate differences	(24.8)	(2.7)	(7.8)
Adjustment for non-U.S. tax law changes	(5.7)	6.0	(9.3)
Other items	1.1	5.4	(3.2)

Provision (credit) for income taxes	$(18.3)	$286.4	$(143.9)

Effective tax rate	-110.3%	42.9%	36.7%

        At December 31, 2002, the Company had unused net operating losses and research tax credits expiring from 2007 to 2022.

        The Company also has unused alternative minimum tax credits which do not expire and which will be available to offset future U.S. Federal income tax.

        At December 31, 2002, the Company's equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $865.9 million. It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed.

        12. Convertible Preferred Stock    Annual cumulative dividends of $2.375 per share are payable in cash quarterly. The convertible preferred stock is convertible at the option of the holder at any time, unless previously redeemed, into shares of common stock of the Company at an initial conversion rate of 0.9491 shares of common stock for each share of convertible preferred stock, subject to adjustment based on certain events. The convertible preferred stock may be redeemed only in shares of common stock of the Company at the option of the Company at predetermined redemption prices plus accrued and unpaid dividends, if any, to the redemption date.

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

        13. Stock Options    The Company has three nonqualified stock option plans: (1) the Stock Option Plan for Key Employees of Owens-Illinois, Inc.; (2) the Stock Option Plan for Directors of Owens-Illinois, Inc. and (3) 1997 Equity Participation Plan of Owens-Illinois, Inc. No options may be exercised in whole or in part during the first year after the date granted. In general, subject to accelerated exercisability provisions related to the performance of the Company's common stock or change of control, 50% of the options become exercisable on the fifth anniversary of the date of the option grant, with the remaining 50% becoming exercisable on the sixth anniversary date of the option grant. In general, options expire following termination of employment or the day after the tenth anniversary date of the option grant. All options have been granted at prices equal to the market price of the Company's common stock on the date granted. Accordingly, the Company recognizes no compensation expense related to the stock option plans.

        Stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding at January 1, 2000	6,321,034	$26.76
Granted	1,778,190	13.50	$8.01
Exercised	(10,350)	12.18
Cancelled	(218,435)	27.61

Options outstanding at December 31, 2000	7,870,439	23.76
Granted	1,728,800	5.69	$3.50
Cancelled	(178,950)	20.29

Options outstanding at December 31, 2001	9,420,289	20.51
Granted	1,116,311	10.44	$6.49
Exercised	(605,480)	7.54
Cancelled	(83,265)	22.04

Options outstanding at December 31, 2002	9,847,855	$20.15

Options exercisable at:
December 31, 2002	3,691,381	$13.39
December 31, 2001	1,848,826	$15.96
December 31, 2000	1,949,726	$16.03

Shares available for option grant at:
December 31, 2002	6,164,635
December 31, 2001	1,544,841
December 31, 2000	4,585,996

        The following table summarizes significant option groups outstanding at December 31, 2002, and related weighted average price and life information:

	Options Outstanding
		Weighted Average Remaining Contract- ual Life (in years)		Options Exercisable
Range of Exercise Prices	Options Outstanding		Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$5.69 to $16.98	5,493,078	6.5	$10.95	3,141,589	$10.16
$23.94 to $31.63	2,698,860	5.6	$26.91	522,325	$31.62
$34.88 to $41.50	1,655,917	5.4	$39.66	27,467	$36.32

	9,847,855			3,691,381

        14. Pension Benefit Plans    Net credits to results of operations for all of the Company's pension plans and certain deferred compensation arrangements amounted to $72.5 million in 2002, $83.4 million in 2001, and $88.6 million in 2000.

        On October 1, 2001, the Company completed the acquisition of the Canadian glass container assets of Consumers Packaging Inc. As part of the transaction, the Company assumed certain of the pension liabilities of Consumers Packaging. The information below includes the activity of these pension plans from October 1, 2001.

        The Company has defined benefit pension plans covering substantially all employees located in the United States, the United Kingdom, Australia, and Canada. Benefits generally are based on compensation for salaried employees and on length of service for hourly employees. The Company's policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements. The following tables relate to the Company's principal defined benefit pension plans in the United States, the United Kingdom, Australia, and Canada.

        The changes in the pension benefit obligations for the year were as follows:

	2002	2001
Obligations at beginning of year	$2,520.6	$2,388.8
Change in benefit obligations:
Service cost	38.8	36.6
Interest cost	172.4	169.3
Actuarial loss (gain)	165.3	(52.0)
Acquisitions		179.2
Benefit payments	(197.7)	(218.9)
Translation	41.5	(15.2)
Other	11.5	32.8

Net increase in benefit obligations	231.8	131.8

Obligations at end of year	$2,752.4	$2,520.6

        The changes in the fair value of the pension plans' assets for the year were as follows:

	2002	2001
Fair value at beginning of year	$2,744.0	$2,948.7
Change in fair value:
Actual loss on plan assets	(113.7)	(120.6)
Benefit payments	(197.7)	(218.9)
Acquisitions		119.9
Translation	33.2	(16.5)
Other	18.1	31.4

Net decrease in fair value of assets	(260.1)	(204.7)

Fair value at end of year	$2,483.9	$2,744.0

        The funded status of the pension plans at year end was as follows:

	2002	2001
Plan assets at fair value	$2,483.9	$2,744.0
Projected benefit obligations	2,752.4	2,520.6

Plan assets greater (less) than projected benefit obligations	(268.5)	223.4
Net unrecognized items:
Actuarial loss	1,143.7	552.2
Prior service cost	50.0	49.4

	1,193.7	601.6

Net amount recognized	$925.2	$825.0

        The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2002 and 2001 as follows:

	2002	2001
Prepaid pension	$925.5	$879.5
Accrued pension, included with other liabilities	(50.9)	(54.5)
Minimum pension liability, included with other liabilities	(92.2)
Intangible asset, included with deposits and other assets	12.1
Accumulated other comprehensive income	130.7

Net amount recognized	$925.2	$825.0

        The components of the net pension credit for the year were as follows:

	2002	2001	2000
Service cost	$38.8	$36.6	$36.6
Interest cost	172.4	169.3	168.8
Expected asset return	(303.4)	(311.0)	(318.5)
Amortization:
Prior service cost	7.6	7.6	7.9
Loss (gain)	1.1	0.5	(0.2)

Net amortization	8.7	8.1	7.7

Net credit	$(83.5)	$(97.0)	$(105.4)

        The following selected information is for plans with projected benefit obligations in excess of the fair value of plan assets at year end:

	2002	2001
Projected benefit obligations	$2,752.4	$484.7
Fair value of plan assets	2,483.9	411.8

        The following information is for plans with accumulated benefit obligations in excess of the fair value of plan assets at year end:

	2002	2001
Accumulated benefit obligations	$513.5	$145.8
Fair value of plan assets	372.4	131.5

        The actuarial present value of benefit obligations is based on a weighted discount rate of 6.52% for 2002 and 6.95% for 2001. Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases on a weighted scale of 4.72% for 2002 and 2001. The expected weighted long-term rate of return on assets was 9.64% for 2002, and 10.12% for 2001 and 2000. Amortization included in net pension credits is based on the average remaining service of employees. Plan assets include marketable equity securities (which at December 31, 2002 and 2001 included 14,423,621 shares of the Company's common stock), government and corporate debt securities, real estate and commingled funds.

        The Company recognized a minimum pension liability for the pension plan in the United Kingdom that is equal to the difference between the accumulated benefit obligation over plan assets in excess of accrued pension cost. In addition to eliminating the prepaid pension asset, a corresponding amount is recognized as both an intangible asset and a reduction of equity. Pursuant to this requirement, the Company recorded, as of December 31, 2002 a minimum pension liability $92.2 million, an intangible asset of $12.1 million, and accumulated other comprehensive loss of $130.7 million.

        The Company also sponsors several defined contribution plans for all salaried and hourly U.S. employees. Participation is voluntary and participants' contributions are based on their compensation. The Company matches contributions of participants, up to various limits, in substantially all plans. Company contributions to these plans amounted to $9.3 million in 2002, $9.2 million in 2001, and $10.2 million in 2000.

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        15. Postretirement Benefits Other Than Pensions    The Company provides certain retiree health care and life insurance benefits covering substantially all U.S. salaried and certain hourly employees. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service.

        On October 1, 2001, the Company completed the acquisition of the Canadian glass container assets of Consumers Packaging Inc. The information below includes the activity of the related Canadian retiree health care plan from October 1, 2001.

        The changes in the postretirement benefit obligations for the year were as follows:

	2002	2001
Obligations at beginning of year	$321.2	$279.5
Change in benefit obligations:
Service cost	2.7	1.8
Interest cost	22.6	20.5
Actuarial loss	31.9	22.1
Acquisition		31.3
Benefit payments	(32.2)	(34.0)
Other	6.1

Net change in benefit obligations	31.1	41.7

Obligations at end of year	$352.3	$321.2

The funded status of the postretirement benefit plans at year end was as follows:

	2002	2001
Accumulated postretirement benefit obligations	$352.3	$321.2
Net unrecognized items:
Prior service credit	17.6	30.6
Actuarial loss	(78.4)	(48.4)

	(60.8)	(17.8)

Nonpension postretirement benefit obligations	$291.5	$303.4

        The components of the net postretirement benefit cost for the year were as follows:

	2002	2001	2000
Service cost	$2.7	$1.8	$1.6
Interest cost	22.6	20.5	20.5
Amortization:
Prior service credit	(13.0)	(13.0)	(13.6)
Loss (gain)	2.3	0.8	(0.1)

Net amortization	(10.7)	(12.2)	(13.7)

Net postretirement benefit cost	$14.6	$10.1	$8.4

        Assumed health care cost inflation was based on a weighted average rate of 11.60% in 2002, declining to an ultimate rate of 5.94%. A one percentage point decrease in the rate would have decreased the accumulated postretirement benefit obligation at December 31, 2002 by $15.4 million and decreased the net postretirement benefit cost for 2002 by $1.3 million. A one percentage point increase in the rate would have increased the accumulated postretirement benefit obligation at December 31, 2002 by $18.1 million and increased the net postretirement benefit cost for 2002 by $1.6 million. The assumed weighted average discount rates used in determining the accumulated postretirement benefit obligation were 6.72% and 7.18% at December 31, 2002 and 2001, respectively. Amortization included in net postretirement benefit cost is based on the average remaining service of employees.

        Benefits provided by the Company for certain of the hourly retirees are determined by collective bargaining. Most other domestic hourly retirees receive health and life insurance benefits from a multi-employer trust established by collective bargaining. Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $6.2 million in 2002, $6.3 million in 2001, and $7.5 million in 2000. Postretirement health and life benefits for retirees of foreign affiliates are generally provided through the national health care programs of the countries in which the affiliates are located.

        16. Other Revenue    Other revenue in 2001 includes a gain of $457.3 million related to the sale of the Harbor Capital Advisors business and gains totaling $13.1 million related to the sale of the Company's label business and the sale of a minerals business in Australia.

        17. Other Costs and Expenses    Other costs and expenses for the year ended December 31, 2002 included a charge of $475.0 million related to adjustment of the reserve for estimated future asbestos-related indemnity payments and legal fees.

        Other costs and expenses for the year ended December 31, 2001 included pretax charges of $129.5 million related to the following:

  •
  Impairment charges of $25.2 million to write down the majority of the long-lived assets at the Company's glass container facility in Puerto Rico. While the Company intends to continue to operate this facility, an analysis of cash flows indicated that the long-lived assets, including buildings, furnaces and factory equipment, were impaired.

  •
  Impairment charges of $16.5 million to substantially write off buildings, furnaces and factory equipment related to the permanent closing of a glass container facility in Venezuela.

  •
  Impairment charges of $31.0 million at various other international and domestic facilities in response to decisions about pricing and market strategy. These charges related to the permanent closing of the flat glass facility in Venezuela and two domestic plastics packaging facilities and the abandonment of certain equipment at various locations.

  •
  Other costs of $9.4 million related to closing facilities and reducing workforce. The total workforce reductions involved approximately 400 employees at a cost of approximately $7.5 million, of which substantially all had been paid out at December 31, 2002.

  •
  A charge of $31.0 million related to the loss on the sale of the Company's facilities in India.

  •
  A charge of $8.5 million for certain contingencies.

  •
  A charge of $7.9 million related to restructuring manufacturing capacity in the medical devices business.

        Actions related to the restructuring and impairment charges were substantially completed during 2002.

        Other costs and expenses for the year ended December 31, 2000 include a charge of $550.0 million related to adjustment of the reserve for estimated future asbestos-related indemnity payments and legal fees.

        Other costs and expenses for the year ended December 31, 2000 also included charges of $248.3 million principally related to a restructuring and capacity realignment program. The restructuring and capacity realignment program, initiated in the third quarter of 2000, included the consolidation of manufacturing capacity and a reduction of 350 employees in the U.S. salaried work force, or about 10%, principally as a result of early retirement incentives. Also included in the program were a write-down of plant and equipment at the Company's glass container facilities in India and certain other asset write-offs. Manufacturing capacity consolidations involved three U.S. glass container facilities which were closed and reflected technology-driven improvements in productivity, conversions from some juice and similar products to plastic containers, Company and customer decisions regarding pricing and volume and the further concentration of production in the most strategically-located facilities. The property, plant and equipment at the three facilities, consisting of land, buildings, furnaces and factory equipment, was written down by $49.0 million to substantially write off these assets. The Company does not expect to pay any significant future cash payments related to the closing of these facilities. Other 2000 pretax charges of $33.5 million related principally to a $27.9 million write off of software that had been abandoned. During the third quarter of 2000, the Company decided, principally as a cost control measure, to abandon certain portions of a major software project and wrote off the associated costs.

        As a result of a 10% reduction of the U.S. salaried workforce in 2000, the Company recognized a settlement gain of approximately $40 million related to its defined benefit pension plan. This gain was included in a net charge of $52.4 million for retirement incentives and special termination benefits.

        The 2000 pretax charge of $40.0 million was related to the write-down of property, plant and equipment in India. Based on the Company's expectation of future net cash flows from its operations in India, the related property, plant, and equipment was written down to realizable values in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

        Selected information relating to the restructuring accruals follows:

	Capacity realignment	Early retirement incentives and special termination benefits	Write-down of impaired property, plant and equipment	Other, principally software write-off	Total
2000 restructuring charges	$122.4	$52.4	$40.0	$33.5	$248.3
Write-down of assets to net realizable value	(49.0)		(40.0)	(31.5)	(120.5)
Reduction of prepaid pension asset	(13.6)	(45.8)			(59.4)
Increase in nonpension post-retirement benefit liability	(0.6)	(5.4)			(6.0)
Net cash paid	(1.5)	(0.4)			(1.9)

Remaining liabilities at December 31, 2000	57.7	0.8	—	2.0	60.5
Restructuring program and impairment	45.6		41.7		87.3
Reversal of second quarter 2001 restructuring charge	(5.2)				(5.2)
Medical devices restructuring	7.9				7.9
Write-down of assets to net realizable value	(43.8)		(41.7)		(85.5)
Net cash paid	(24.7)	(0.8)			(25.5)

Remaining liabilities at December 31, 2001	37.5	—	—	2.0	39.5
Write-down of assets to net realizable value	(16.6)				(16.6)
Net cash paid	(10.0)				(10.0)
Reversal of previous restructuring charges	(5.1)				(5.1)

Remaining liabilities at December 31, 2002	$5.8	$—	$—	$2.0	$7.8

        Capacity realignment included charges for plant closing costs, severance benefits, and write-downs of assets for disposal or abandonment as a result of restructuring of manufacturing capacity. Write-downs of assets represented the majority of the charges for 2001.

        18. Extraordinary Charges from Early Extinguishment of Debt    During 2002, the Company wrote off unamortized deferred financing fees related to indebtedness repaid prior to its scheduled maturity. As a result, the Company recorded extraordinary charges totaling $15.4 million less applicable income taxes of $5.8 million. During 2001, the Company wrote off unamortized deferred financing fees related to indebtedness repaid prior to its scheduled maturity. As a result, the Company recorded extraordinary charges totaling $6.6 million less applicable income taxes of $2.5 million.

        19. Contingencies    The Company is one of a number of defendants in a substantial number of lawsuits filed in numerous state and federal courts by persons alleging bodily injury (including death) as a result of exposure to dust from asbestos fibers. From 1948 to 1958, one of the Company's former business units commercially produced and sold approximately $40 million of a high-temperature, calcium-silicate based pipe and block insulation material containing asbestos. The Company exited the pipe and block insulation business in April 1958. The traditional asbestos personal injury lawsuits and claims relating to such production and sale of asbestos material typically allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and in some cases, punitive damages in various amounts (herein referred to as "asbestos claims").

        The following table shows the approximate number of plaintiffs and claimants involved in asbestos claims pending at the beginning of, disposed of and filed during, and pending at the end of, each of the years listed (eliminating duplicate filings):

	2002	2001	2000
Pending at beginning of year	27,000	20,000	17,000
Disposed	24,000	24,000	17,000
Filed	21,000	31,000	20,000

Pending at end of year	24,000	27,000	20,000

        Approximately 55% of the currently pending claims and lawsuits set forth above involve multiple claimants, and virtually all of the pending claims and lawsuits name a number of additional defendants (typically from 20 to 100 or more). Approximately 40% of the claimants and plaintiffs do not specify the monetary damages sought. Another 39% of the plaintiffs merely recite that the amount of damages sought exceeds the required jurisdictional minimum damages in the court of jurisdiction in which the suit is filed. Approximately 14% of the plaintiffs specify the maximum damages sought in amounts from $10 million to $40 million. Lastly, fewer than 7% of the plaintiffs are involved in lawsuits which specify precise damage amounts, with approximately 5.8% specifying amounts up to $20 million; approximately 0.2% specifying amounts from $20 million to $75 million; and, approximately 0.5% specifying amounts from $75 million to $125 million. In addition, one lawsuit, pending since 1991 and involving fewer than 0.2% of the plaintiffs and approximately 60 defendants, specifies damages of $11 billion.

        As indicated by the foregoing summary, modern pleading practice permits considerable variation in the assertion of monetary damages. This variability, together with the actual experience discussed further below of litigating or resolving through settlement hundreds of thousands of asbestos claims and lawsuits over an extended period, demonstrates that the monetary relief which may be specified in a lawsuit or claim bears little relevance to its merits or disposition value. Rather, the amount potentially recoverable for a specific claimant is determined by other factors such as the claimant's severity of disease, product identification evidence against specific defendants, the defenses available to those defendants, the specific jurisdiction in which the claim is made, the claimant's history of smoking or exposure to other possible disease-causative factors, and the various other matters discussed further below.

        In addition to the pending claims set forth above, the Company has claims-handling agreements in place with many plaintiffs' counsel throughout the country. These agreements require evaluation and negotiation regarding whether particular claimants qualify under the criteria established by such agreements. The criteria for such claims include verification of a compensable illness and a reasonable probability of exposure to a product manufactured by the Company's former business unit during its manufacturing period ending in 1958. Some plaintiffs' counsel have historically withheld claims under these agreements for later presentation while focusing their attention on active litigation in the tort system. The Company believes that as of December 31, 2002 there are no more than 18,500 of such preexisting but presently unasserted claims against the Company that are not included in the total of pending claims specified in the preceding paragraph. The Company further believes that the bankruptcies of additional co-defendants, as discussed below, have resulted in an acceleration of the presentation and disposition of a number of these previously withheld preexisting claims under such agreements, which claims would otherwise have been presented and disposed of over the next several years. This acceleration is reflected in an increased number of pending asbestos claims and, to the extent disposed, contributes to an increase in asbestos-related payments which is expected to continue in the near term.

        The Company is also a defendant in other asbestos-related lawsuits or claims involving maritime workers, medical monitoring claimants, co-defendants and property damage claimants. Based upon its past experience, the Company believes that these categories of lawsuits and claims will not involve any material liability and they are not included in the above description of pending matters or in the following description of disposed matters.

        Since receiving its first asbestos claim, the Company, as of December 31, 2002, has disposed of the asbestos claims of approximately 286,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $5,600. The Company's indemnity payments for these claims have varied on a per claim basis, and are expected to continue to vary considerably over time. As discussed above, a part of the Company's objective is to achieve, where possible, resolution of asbestos claims pursuant to claims-handling agreements. Under such agreements, qualification by meeting certain illness and exposure criteria has tended to reduce the number of claims presented to the Company that would ultimately be dismissed or rejected due to the absence of impairment or product exposure evidence. The Company expects that as a result, although aggregate spending may be lower, there may be an increase in the per claim average indemnity payment involved in such resolution. In this regard, although the average of such payments has been somewhat higher following the implementation of the claims-handling agreements in the mid-1990s, the annual average amount has not varied materially from year to year in recent years.

        The Company believes that its ultimate asbestos-related contingent liability (i.e., its indemnity or other claim disposition costs plus related legal fees) cannot be estimated with certainty. In 1993, the Company established a liability of $975 million to cover indemnity payments and legal fees associated with the resolution of outstanding and expected future asbestos lawsuits and claims. In 1998, an additional liability of $250 million was established. During the third quarter of 2000, the Company established an additional liability of $550 million to cover the Company's estimated indemnity payments and legal fees arising from outstanding asbestos personal injury lawsuits and claims and asbestos personal injury lawsuits and claims expected to be filed in the ensuing several years. The Company's ability to reasonably estimate its liability has been significantly affected by the volatility of asbestos-related litigation in the United States, the expanding list of non-traditional defendants that have been sued in this litigation and found liable for substantial damage awards, the continued use of litigation screenings to generate new lawsuits, the large number of claims asserted or filed by parties who claim prior exposure to asbestos materials but have no present physical impairment as a result of such exposure, and the growing number of co-defendants that have filed for bankruptcy. In 2002, North American Refractories Co., Kaiser Aluminum Corporation, Harbison Walker Refractories Group, A.P. Green Industries, Inc., Porter Hayden Company, Plibrico Company, Shook & Fletcher Insulation Co., Artra Group (Synkoloid Company), AC&S, A-Best Company and JT Thorpe Co. declared bankruptcy. These companies join others, such as G-I Holdings (GAF), USG Corporation, Federal-Mogul

Corporation, Burns & Roe Enterprises, Inc., W.R. Grace & Co., Owens Corning, Fibreboard Corporation, Pittsburgh-Corning, Babcock & Wilcox, Armstrong World Industries and approximately 40 other asbestos defendants who have sought protection under Chapter 11 of the Bankruptcy Code.

        The Company has continued to monitor trends which may affect its ultimate liability and has continued to analyze the developments and variables affecting or likely to affect the resolution of pending and future asbestos claims against the Company. The Company expects that the gross amount of total asbestos-related payments will be moderately lower in 2003 compared to 2002 and will continue to decline thereafter as the preexisting but presently unasserted claims withheld under the claims handling agreements are presented to the Company and as the number of potential future claimants continues to decrease. However, the trend toward lower aggregate annual payments has not occurred as soon as had been anticipated when the additional liability was established in 2000. In addition, the number of claims and lawsuits filed against the Company has exceeded the number anticipated at that time. In early March 2002, the Company initiated a comprehensive review to determine whether further adjustment of asbestos-related liabilities was appropriate. At the conclusion of this review in April, the Company determined that an additional charge of $475 million would be appropriate to adjust the reserve for estimated future asbestos-related costs. The material components of the Company's accrual, including this additional accrued amount, are the following: (i) the Company's estimate at that date of the reasonably probable contingent liability for asbestos claims already asserted against the Company, (ii) the Company's estimate at that date of the contingent liability for preexisting but unasserted asbestos claims for prior periods arising under its administrative claims-handling agreements with various plaintiffs' counsel, (iii) the Company's estimate at that time of the contingent liability for asbestos claims not yet asserted against the Company, but which the Company believes it is reasonably probable will be asserted in the next several years, to the degree that such an estimation as to future claims is possible, and (iv) the Company's estimate of legal defense costs likely to be incurred in connection with the foregoing types of claims.

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

        The Company believes that any possible loss or range of loss in addition to the foregoing charge cannot be reasonably estimated. While the Company cannot reasonably estimate the precise timing of payment, the Company believes that its liabilities for the next several years will not exceed the amount accrued, based on its expectation of continuing moderate declines in annual spending for asbestos-related costs.

        The Company has previously pursued recovery of its losses from third parties, particularly its insurance carriers, and has largely resolved all of its significant coverage claims. The Company expects some further recovery from deferred payment provisions of existing settlement agreements and from pursuing certain additional reimbursement claims. However, the Company does not expect to recover additional material amounts in excess of the recorded receivable of $12.2 million at December 31, 2002.

        In April 1999, Crown Cork & Seal Technologies Corporation ("CCS") filed suit against Continental PET Technologies, Inc. ("CPT"), a wholly-owned subsidiary of the Company, in the United States District Court for the District of Delaware alleging that certain plastic containers manufactured by CPT, primarily multi-layer PET containers with barrier properties, infringe CCS's U.S. Patent 5,021,515 relating to an oxygen-scavenging material. CCS is a party to an agreement with Chevron Philips Chemical Company ("Chevron") under which Chevron has rights to sublicense certain CCS patents, including, Chevron believed, the patent involved in the suit against CPT. To avoid the cost of litigation, CPT took a sublicense from Chevron under the patent in suit and other patents. Chevron then entered the suit to defend and assert its right to sublicense the patent in suit to CPT. In November 2002, the Delaware District Court concluded that Chevron did not have the rights it purported to sublicense to CPT.

        Subject to any appeal by Chevron, the decision will allow CCS to pursue its lawsuit against CPT, which is in its initial stages and was stayed pending resolution of the Chevron claims. In the lawsuit, CCS seeks certain monetary damages and injunctive relief. At such time as the suit against CPT is reinstituted, CPT will pursue all defenses available to it. However, if the Court were to reach conclusions adverse to CPT on the claims for monetary damages asserted by CCS, the Company believes such determination would not have a material adverse effect on the Company's consolidated results of operations and financial position, and any such damages could be covered in part by third party indemnification. Additionally, an adverse decision with respect to CCS's request for injunctive relief is not likely to have a material adverse effect on the Company because it believes that it can pursue alternative technologies for the manufacture of multi-layer PET containers with barrier properties.

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

        20. Segment Information    The Company operates in the rigid packaging industry. The Company has two reportable product segments within the rigid packaging industry: (1) Glass Containers and (2) Plastics Packaging. The Glass Containers segment includes operations in North America, Europe, the Asia Pacific region, and South America. The Plastics Packaging segment consists of two business units—consumer products (plastic containers and closures) and prescription products. The Other segment consists primarily of the Company's labels and carriers products business unit, substantially all of which was divested in early 2001.

        The Company evaluates performance and allocates resources based on earnings before interest income, interest expense, provision for income taxes, minority share owners' interests in earnings of subsidiaries, extraordinary charges and cumulative effect of accounting change (collectively "EBIT") excluding unusual items. EBIT for product segments includes an allocation of corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided. For the Company's U.S. pension plans, net periodic pension cost (credit) has been allocated to product segments while the related prepaid pension asset is included in the caption "Eliminations and Other Retained". Net sales as shown in the geographic segment information are based on the location of the Company's affiliate which recorded the sales.

        Certain prior year amounts have been reclassified in order to conform to current year presentation.

        Financial information regarding the Company's product segments is as follows:

	Glass Containers	Plastics Packaging	Other	Total Product Segments	Eliminations and Other Retained	Consolidated Totals
Net sales:
2002	$3,875.2	$1,765.2	$—	$5,640.4		$5,640.4
2001	3,572.3	1,825.7	4.5	5,402.5		5,402.5
2000	3,695.6	1,787.6	68.9	5,552.1		5,552.1

EBIT, excluding unusual items and goodwill amortization:
2002	$709.0	$258.2	$—	$967.2	$(78.0)	$889.2
2001	627.1	287.2	0.2	914.5	(57.9)	856.6
2000	634.4	293.9	4.1	932.4	23.4	955.8

Unusual items:
2002:
Adjustment of reserve for estimated future asbestos-related costs					$(475.0)	$(475.0)
2001:
Gain on the sale of a minerals business in Australia	$10.3			$10.3		10.3
Gain on the sale of the Company's label business			$2.8	2.8		2.8
Gain on the sale of the Company's Harbor Capital business					457.3	457.3
Restructuring and impairment charges	(64.3)	$(17.8)		(82.1)		(82.1)
Loss on the sale of the Company's facilities in India	(31.0)			(31.0)		(31.0)
Special employee benefit programs	(7.6)	(3.5)		(11.1)	(19.8)	(30.9)
Charges related to certain contingencies		(8.5)		(8.5)		(8.5)
Restructuring manufacturing capacity in the medical devices business		(7.9)		(7.9)		(7.9)
2000:
Adjustment of reserve for estimated future asbestos-related costs					(550.0)	(550.0)
Charges related to consolidation of manufacturing capacity	(120.4)	(2.0)		(122.4)		(122.4)
Charges related to early retirement incentives and special termination benefits	(22.0)	(9.2)		(31.2)	(21.2)	(52.4)
Charges related to impairment of property, plant and equipment in India	(40.0)			(40.0)		(40.0)
Other charges, principally related to the write-off of software	(3.6)			(3.6)	(29.9)	(33.5)
Depreciation and amortization expense (1):
2002	$319.1	$150.9	$—	$470.0	$10.7	$480.7
2001	298.3	134.6	5.4	438.3	13.1	451.4
2000	299.0	132.6	3.4	435.0	19.6	454.6

Total assets:
2002	$5,851.6	$2,893.4	$—	$8,745.0	$1,124.3	$9,869.3
2001	5,579.5	3,355.0	34.9	8,969.4	1,137.2	10,106.6
2000	5,633.8	3,398.4	117.0	9,149.2	1,194.0	10,343.2

Capital expenditures (2):
2002	$319.2	$172.2	$—	$491.4	$4.6	$496.0
2001	351.3	177.2	0.5	529.0	2.9	531.9
2000	290.9	184.9	2.4	478.2	3.2	481.4

(1)
Excludes goodwill amortization for 2001 and 2000 for comparative purposes.

(2)
Excludes property, plant and equipment acquired through acquisitions.

        Financial information regarding the Company's geographic segments is as follows:

	North America	Europe	Asia Pacific	South America	Total Geographic Segments
Net sales:
2002	$3,480.7	$999.8	$694.2	$465.7	$5,640.4
2001	3,301.1	913.0	660.6	527.8	5,402.5
2000	3,390.5	896.9	760.0	504.7	5,552.1

EBIT, excluding unusual items and goodwill amortization:
2002	$636.6	$112.6	$127.0	$91.0	$967.2
2001	606.4	94.0	120.6	93.5	914.5
2000	622.1	87.5	145.2	77.6	932.4

Unusual items:
2001:
Gain on the sale of a minerals business in Australia			$10.3		$10.3
Gain on the sale of the Company's label business	$2.8				2.8
Restructuring and impairment charges	(51.0)	$(7.1)	(0.8)	$(23.2)	(82.1)
Loss on the sale of the Company's facilities in India			(31.0)		(31.0)
Special employee benefit programs	(7.9)	(0.7)	(2.3)	(0.2)	(11.1)
Charges related to certain contingencies	(8.5)				(8.5)
Restructuring manufacturing capacity in the medical devices business	(7.9)				(7.9)
2000:
Charges related to consolidation of manufacturing capacity	(126.0)			3.6	(122.4)
Charges related to early retirement incentives and special termination benefits	(31.2)				(31.2)
Charges related to impairment of property, plant, and equipment in India			(40.0)		(40.0)
Other				(3.6)	(3.6)

        The Company's net property, plant and equipment by geographic segment are as follows:

	United States	Foreign	Total
2002	$1,729.7	$1,594.4	$3,324.1
2001	1,688.2	1,571.7	3,259.9
2000	1,721.8	1,563.1	3,284.9

        Reconciliations to consolidated totals are as follows:

	2002	2001	2000
Revenues:
Net sales for reportable segments	$5,640.4	$5,402.5	$5,552.1
Royalties and net technical assistance	24.2	24.6	25.3
Equity earnings	27.0	19.4	19.8
Interest income	24.1	26.9	32.5
Other revenue	44.4	539.9	185.1

Total	$5,760.1	$6,013.3	$5,814.8

Reconciliation of EBIT to earnings (loss) before income taxes and minority share owners' interest in earnings:
EBIT, excluding unusual items and goodwill amortization for reportable segments	$967.2	$914.5	$932.4
Unusual items excluded from reportable segment information		(127.5)	(197.2)
Eliminations and other retained items, excluding unusual items	(78.0)	(57.9)	23.4
Unusual items excluded from eliminations and other retained items	(475.0)	437.5	(601.1)
Amortization of goodwill		(92.3)	(94.9)
Net interest expense	(397.6)	(407.1)	(454.2)

Total	$16.6	$667.2	$(391.6)

        21. Financial Information for Subsidiary Guarantors and Non-Guarantors

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

	December 31, 2002
Balance Sheet	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Accounts receivable	$—	$—	$701.9	$—	$701.9
Inventories			893.5		893.5
Other current assets	68.3		223.5		291.8

Total current assets	68.3	—	1,818.9	—	1,887.2
Investments in and advances to subsidiaries	3,722.1	2,022.1		(5,744.2)	—
Goodwill			2,691.2		2,691.2
Other non-current assets	12.2		1,954.6		1,966.8

Total other assets	3,734.3	2,022.1	4,645.8	(5,744.2)	4,658.0
Property, plant and equipment, net			3,324.1		3,324.1

Total assets	$3,802.6	$2,022.1	$9,788.8	$(5,744.2)	$9,869.3

Current liabilities:
Accounts payable and accrued liabilities	$—	$—	$1,024.2	$—	$1,024.2
Current portion of asbestos liability	195.0				195.0
Short-term loans and long-term debt due within one year			78.2		78.2

Total current liabilities	195.0	—	1,102.4	—	1,297.4
Long-term debt	1,700.0		5,268.0	(1,700.0)	5,268.0
Asbestos-related liabilities	357.7				357.7
Other non-current liabilities and minority interests	(120.9)		1,396.3		1,275.4
Capital structure	1,670.8	2,022.1	2,022.1	(4,044.2)	1,670.8

Total liabilities and share owners' equity	$3,802.6	$2,022.1	$9,788.8	$(5,744.2)	$9,869.3

	December 31, 2001
Balance Sheet	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Accounts receivable	$—	$—	$754.5	$—	$754.5
Inventories			836.7		836.7
Other current assets	77.0		319.0		396.0

Total current assets	77.0	—	1,910.2	—	1,987.2
Investments in and advances to subsidiaries	4,022.0	2,322.0		(6,344.0)	—
Goodwill			2,995.3		2,995.3
Other non-current assets	37.0		1,827.2		1,864.2

Total other assets	4,059.0	2,322.0	4,822.5	(6,344.0)	4,859.5
Property, plant and equipment, net			3,259.9		3,259.9

Total assets	$4,136.0	$2,322.0	$9,992.6	$(6,344.0)	$10,106.6

Current liabilities:
Accounts payable and accrued liabilities	$—	$—	$940.3	$—	$940.3
Current portion of asbestos liability	220.0				220.0
Short-term loans and long-term debt due within one year			71.2		71.2

Total current liabilities	220.0	—	1,011.5	—	1,231.5
Long-term debt	1,700.0		5,329.7	(1,700.0)	5,329.7
Asbestos-related liabilities	78.8				78.8
Other non-current liabilities and minority interests	(14.6)		1,329.4		1,314.8
Capital structure	2,151.8	2,322.0	2,322.0	(4,644.0)	2,151.8

Total liabilities and share owners' equity	$4,136.0	$2,322.0	$9,992.6	$(6,344.0)	$10,106.6

	Year ended December 31, 2002
Results of Operations	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$5,640.4	$—	$5,640.4
External interest income			24.1		24.1
Intercompany interest income	132.5	132.5		(265.0)	—
Equity earnings (loss) from subsidiares	318.2	(151.4)		(166.8)	—
Other equity earnings			27.0		27.0
Other revenue			68.6		68.6

Total revenue	450.7	(18.9)	5,760.1	(431.8)	5,760.1
Manufacturing, shipping, and delivery			4,413.4		4,413.4
Research, engineering, selling, administrative, and other	475.0		433.4		908.4
External interest expense	132.5		289.2		421.7
Intercompany interest expense		132.5	132.5	(265.0)	—

Total costs and expense	607.5	132.5	5,268.5	(265.0)	5,743.5
Earnings (loss) before items below	(156.8)	(151.4)	491.6	(166.8)	16.6
Provision (credit) for income taxes	(166.2)		147.9		(18.3)
Minority share owners' interests in earnings of subsidiaries			25.5		25.5

Earnings (loss) before extraordinary item and cumulative effect of accounting change	9.4	(151.4)	318.2	(166.8)	9.4
Extraordinary charge	(9.6)		(9.6)	9.6	(9.6)
Cumulative effect of accounting change	(460.0)		(460.0)	460.0	(460.0)

Net loss	$(460.2)	$(151.4)	$(151.4)	$302.8	$(460.2)

	Year ended December 31, 2001
Results of Operations	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$5,402.5	$—	$5,402.5
External interest income			26.9		26.9
Intercompany interest income	199.7	199.7		(399.4)	—
Equity earnings from subsidiaries	360.7	356.6		(717.3)	—
Other equity earnings			19.4		19.4
Other revenue			564.5		564.5

Total revenue	560.4	556.3	6,013.3	(1,116.7)	6,013.3
Manufacturing, shipping, and delivery			4,218.4		4,218.4
Research, engineering, selling, administrative, and other			693.7		693.7
External interest expense	199.7		234.3		434.0
Intercompany interest expense		199.7	199.7	(399.4)	—

Total costs and expense	199.7	199.7	5,346.1	(399.4)	5,346.1
Earnings before items below	360.7	356.6	667.2	(717.3)	667.2
Provision for income taxes			286.4		286.4
Minority share owners' interests in earnings of subsidiaries			20.1		20.1

Earnings before extraordinary charge	360.7	356.6	360.7	(717.3)	360.7
Extraordinary charge	(4.1)		(4.1)	4.1	(4.1)

Net income (loss)	$356.6	$356.6	$356.6	$(713.2)	$356.6

	Year ended December 31, 2000
Results of Operations	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$5,552.1	$—	$5,552.1
External interest income			32.5		32.5
Intercompany interest income	352.8	352.8		(705.6)	—
Equity earnings from subsidiaries	72.4	69.3		(141.7)	—
Other equity earnings			19.8		19.8
Other revenue		4.8	205.6		210.4

Total revenue	425.2	426.9	5,810.0	(847.3)	5,814.8
Manufacturing, shipping, and delivery			4,359.1		4,359.1
Research, engineering, selling, administrative, and other	550.0		810.6		1,360.6
External interest expense	352.8		133.9		486.7
Intercompany interest expense		352.8	352.8	(705.6)	—

Total costs and expense	902.8	352.8	5,656.4	(705.6)	6,206.4
Earnings before items below	(477.6)	74.1	153.6	(141.7)	(391.6)
Provision for income taxes	(207.9)	1.7	62.3		(143.9)
Minority share owners' interests in earnings of subsidiaries			22.0		22.0

Net income (loss)	$(269.7)	$72.4	$69.3	$(141.7)	$(269.7)

	Year ended December 31, 2002
Cash Flows	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(196.3)	$—	$799.4	$—	$603.1
Cash used in investing activities			(474.6)		(474.6)
Cash provided by (used in) financing activities	196.3		(353.6)		(157.3)
Effect of exchange rate change on cash			(0.4)		(0.4)

Net change in cash	—	—	(29.2)	—	(29.2)
Cash at beginning of period			155.6		155.6

Cash at end of period	$—	$—	$126.4	$—	$126.4

	Year ended December 31, 2001
Cash Flows	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(82.2)	$—	$620.3	$—	$538.1
Cash used in investing activities			(111.2)		(111.2)
Cash provided by (used in) financing activities	82.2		(578.9)		(496.7)
Effect of exchange rate change on cash			(4.3)		(4.3)

Net change in cash	—	—	(74.1)	—	(74.1)
Cash at beginning of period			229.7		229.7

Cash at end of period	$—	$—	$155.6	$—	$155.6

	Year ended December 31, 2000
Cash Flows	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(176.9)	$—	$541.7	$—	$364.8
Cash provided by (used in) investing activities		12.5	(476.6)		(464.1)
Cash provided by (used in) financing activities	176.9	(12.5)	(141.3)		23.1
Effect of exchange rate change on cash			15.6		15.6
Effect of change in fiscal year for certain international affiliates			33.2		33.2

Net change in cash	—	—	(27.4)	—	(27.4)
Cash at beginning of period			257.1		257.1

Cash at end of period	$—	$—	$229.7	$—	$229.7

Owens-Illinois Inc.

        Selected Quarterly Financial Data (unaudited)    The following tables present selected financial data by quarter for the years ended December 31, 2002 and 2001:

	2002
	First Quarter (a)	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$1,310.9	$1,497.3	$1,472.1	$1,360.1	$5,640.4

Gross profit	$291.1	$344.2	$334.4	$257.3	$1,227.0

Earnings (loss) before extraordinary item and cumulative effect of accounting change	$(238.6)	$96.9	$97.9	$53.2	$9.4
Extraordinary charge from early extinguishment of debt, net of applicable income taxes	(6.7)			(2.9)	(9.6)
Cumulative effect of accounting change	(460.0)				(460.0)

Net earnings (loss)	$(705.3)	$96.9	$97.9	$50.3	$(460.2)

Earnings (loss) per share of common stock: (b)
Basic:
Before extraordinary item and cumulative effect of accounting change	$(1.67)	$0.62	$0.63	$0.33	$(0.08)
Extraordinary charge	(0.05)			(0.02)	(0.07)
Cumulative effect of accounting change	(3.14)				(3.14)

Net earnings (loss)	$(4.86)	$0.62	$0.63	$0.31	$(3.29)
Diluted:
Before extraordinary item and cumulative effect of accounting change	$(1.67)	$0.62	$0.63	$0.32	$(0.08)
Extraordinary charge	(0.05)			(0.02)	(0.07)
Cumulative effect of accounting change	(3.14)				(3.14)

Net earnings (loss)	$(4.86)	$0.62	$0.63	$0.30	$(3.29)

(a)
In the first quarter of 2002, the Company recorded an adjustment of $475.0 million ($308.8 million after tax) to the reserve for estimated future asbestos-related costs. The net aftertax effect of this charge is a reduction in earnings per share of $2.11 (diluted).

(b)
Earnings per share are computed independently for each period presented. As such, the sums of the amounts calculated separately for each quarter do not equal the year-to-date amount.

	2001
	First Quarter (a)	Second Quarter(b)	Third Quarter	Fourth Quarter(c)	Total
Net sales	$1,306.1	$1,389.8	$1,360.2	$1,346.4	$5,402.5

Gross profit	$278.4	$306.5	$323.3	$275.9	$1,184.1

Earnings (loss) before extraordinary item	$48.9	$247.6	$69.4	$(5.2)	$360.7
Extraordinary charge from early extinguishment of debt, net of applicable income taxes		(4.1)			(4.1)

Net earnings (loss)	$48.9	$243.5	$69.4	$(5.2)	$356.6

Earnings (loss) per share of common stock: (d)
Basic:
Before extraordinary item	$0.30	$1.67	$0.44	$(0.07)	$2.33
Extraordinary charge		(0.03)			(0.03)

Net earnings (loss)	$0.30	$1.64	$0.44	$(0.07)	$2.30
Diluted:
Before extraordinary item	$0.30	$1.61	$0.44	$(0.07)	$2.33
Extraordinary charge		(0.03)			(0.03)

Net earnings (loss)	$0.30	$1.58	$0.44	$(0.07)	$2.30

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

Owens-Illinois, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information with respect to non-officer directors is included in the Proxy Statement in the section entitled "Election of Directors" and such information is incorporated herein by reference.

        Information with respect to executive officers is included herein on pages 15 - 16.

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

	Equity Compensation Plan Information
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	9,847,855	$20.15	6,164,635
Equity compensation plans not approved by security holders	—	—	—

Total	9,847,855	$20.15	6,164,635

(1)
Represents options to purchase shares of the Company's common stock. There are no outstanding warrants or rights.

ITEM 14. CONTROLS AND PROCEDURES

        The Company maintains disclosure controls and procedures that are designed with the objective of providing reasonable assurance that the information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management of the Company, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the Company's disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, the Company has investments in certain unconsolidated entities. As the Company does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those maintained by the Company with respect to its consolidated subsidiaries.

        Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective.

        Since the date the Company completed its evaluation to the date of this report, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls.

Owens-Illinois Inc.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

ITEM 15.(A). FINANCIAL STATEMENT SCHEDULES

        Index of Financial Statements and Financial Statement Schedules Covered by Report of Independent Auditors.

Page
Report of Independent Auditors	36
Consolidated Balance Sheets at December 31, 2002 and 2001	38-39
For the years ended December 31, 2002, 2001, and 2000
Consolidated Results of Operations	37
Consolidated Share Owners' Equity	40
Consolidated Cash Flows	41
Notes to the Consolidated Financial Statements	42-79
Exhibit Index	85-90
Financial Statement Schedule	Schedule Page
For the years ended December 31, 2002, 2001, and 2000:
II—Valuation and Qualifying Accounts (Consolidated)	S-1

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule.

ITEM 15.(B). REPORTS ON FORM 8-K

        On November 14, 2002, the Registrant filed a Form 8-K with its Chief Executive Officer and Chief Financial Officer certifications as required by Section 906 of the Sarbanes-Oxley Act of 2002.

Owens-Illinois, Inc.

ITEM 15.(C). EXHIBIT INDEX

S-K Item 601 No.		Document
3.1	—	Restated Certificate of Incorporation of Owens-Illinois, Inc. (filed as Exhibit 3.1 to Owens-Illinois, Inc.'s Form S-2, File No. 33-43224, and incorporated herein by reference).
3.2	—	Bylaws of Owens-Illinois, Inc., as amended (filed as Exhibit 3.2 to Owens-Illinois, Inc.'s Form S-2, File No. 33- 43224, and incorporated herein by reference).
4.1	—	Indenture dated as of May 15, 1997, between Owens-Illinois, Inc. and The Bank of New York, as Trustee (filed as Exhibit 4.1 to Owens-Illinois, Inc.'s Form 8-K dated May 16, 1997, File No. 1-9576, and incorporated herein by reference).
4.2	—	Officers' Certificate, dated May 16, 1997, establishing the terms of the 7.85% Senior Notes due 2004; including the Form of 7.85% Senior Note due 2004 (filed as Exhibits 4.2 and 4.4, respectively, to Owens-Illinois, Inc.'s Form 8-K dated May 16, 1997, File No. 1-9576, and incorporated herein by reference).
4.3	—	Officers' Certificate, dated May 16, 1997, establishing the terms of the 8.10% Senior Notes due 2007; including the Form of 8.10% Senior Note due 2007 (filed as Exhibits 4.3 and 4.5, respectively, to Owens-Illinois, Inc.'s Form 8-K dated May 16, 1997, File No. 1-9576, and incorporated herein by reference).
4.4	—	Supplemental Indenture, dated as of June 26, 2001 among Owens-Illinois, Inc., Owens-Illinois Group, Inc., Owens- Brockway Packaging, Inc. and The Bank of New York, as Trustee (May 15, 1997 Indenture) (filed as Exhibit 4.2 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended September 30, 2001, File No. 1-9576, and incorporated herein by reference).
4.5	—	Indenture dated as of May 20, 1998, between Owens-Illinois, Inc. and The Bank of New York, as Trustee (filed as Exhibit 4.1 to Owens-Illinois, Inc.'s Form 8-K dated May 20, 1998, File No. 1-9576, and incorporated herein by reference).
4.6	—	Officers' Certificate, dated May 20, 1998, establishing the terms of the 7.15% Senior Notes due 2005; including the Form of 7.15% Senior Note due 2005 (filed as Exhibits 4.2 and 4.6, respectively, to Owens-Illinois, Inc.'s Form 8-K dated May 20, 1998, File No. 1-9576, and incorporated herein by reference).
4.7	—	Officers' Certificate, dated May 20, 1998, establishing the terms of the 7.35% Senior Notes due 2008; including the Form of 7.35% Senior Note due 2008 (filed Exhibits 4.3 and 4.7, respectively, to Owens-Illinois, Inc.'s Form 8-K dated May 20, 1998, File No. 1-9576, and incorporated herein by reference).
4.8	—	Officers' Certificate, dated May 20, 1998, establishing the terms of the 7.50% Senior Notes due 2010; including the Form of 7.50% Senior Note due 2010 (filed as Exhibits 4.4 and 4.8, respectively, to Owens-Illinois, Inc.'s Form 8-K dated May 20, 1998, File No. 1-9576, and incorporated herein by reference).
4.9	—	Officers' Certificate, dated May 20, 1998, establishing the terms of the 7.80% Senior Notes due 2018; including the Form of 7.80% Senior Note due 2018 (filed as Exhibits 4.5 and 4.9, respectively, to Owens-Illinois, Inc.'s Form 8-K filed May 20, 1998, File No. 1-9576, and incorporated herein by reference).

4.10	—	Supplemental Indenture, dated as of June 26, 2001 among Owens-Illinois, Inc., Owens-Illinois Group, Inc., Owens- Brockway Packaging, Inc. and The Bank of New York, as Trustee (May 20, 1998 Indenture) (filed as Exhibit 4.1 to Owens-Illinois Inc.'s Form 10-Q for the quarter ended September 30, 2001, File No. 1-9576, and incorporated herein by reference).
4.11	—	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions thereof of Convertible Preferred Stock of Owens-Illinois, Inc., dated May 15, 1998 (filed as Exhibit 4.10 to Owens-Illinois Inc.'s Form 8-K dated May 20, 1998, File No. 1-9576, and incorporated herein by reference).
4.12	—	Secured Credit Agreement, dated as of April 23, 2001, by and among the Borrowers named therein, Owens-Illinois Group, Inc. and Owens-Illinois General, Inc., as Borrower's Agent, Deutsche Banc Alex. Brown and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Book Managers, Deutsche Bank AG, London Branch, as UK Administrative Agent, Bankers Trust Company, as Administrative Agent, and the other Agents and the other Lenders named therein (filed as Exhibit 4.1 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended March 31, 2001, File No. 1-9576, and incorporated herein by reference).
4.13	—	First Amendment to Secured Credit Agreement and Consent, dated as of December 31, 2001, by and among the Borrowers named therein, Owens-Illinois Group, Inc. and Owens-Illinois General, Inc., as Borrowers' Agent, the lenders listed therein and Bankers Trust Company, as Administrative Agent and Collateral Agent (filed as Exhibit 4.14 to Owens-Illinois Group, Inc.'s Form S-4, File No. 333-85690, and incorporated herein by reference).
4.14	—	Second Amendment to Secured Credit Agreement dated as of April 19, 2002 (filed as Exhibit 4.1 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended March 31, 2002, File No. 1-9576, and incorporated herein by reference).
4.15	—	Third Amendment to Secured Credit Agreement, dated September 27, 2002 (filed as Exhibit 4.2 to Owens-Illinois Group, Inc.'s Form 10-Q for the quarter ending September 30, 2002, File No. 33-13061, and incorporated herein by reference).
4.16	—	Pledge Agreement, dated as of April 23, 2001, between Owens-Illinois Group, Inc., Owens-Brockway Packaging, Inc., and Bankers Trust Company, as Collateral Agent (as defined therein) and any other parties thereto (filed as Exhibit 4.3 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended September 30, 2001, File No. 1-9576, and incorporated herein by reference).
4.17	—	First Amendment to Pledge Agreement, dated as of January 24, 2002, by and among Owens-Illinois Group, Inc., Owens- Brockway Packaging Inc., Bankers Trust Company, as Collateral Agent (as defined therein) and Bankers Trust Company, as administrative agent (filed as Exhibit 4.18 to Owens-Illinois Group, Inc.'s Form S-4, File No. 333-85690, and incorporated herein by reference).
4.18	—	Intercreditor Agreement, dated as of April 23, 2001, by and among Bankers Trust Company, as administrative agent for the lenders party to the Credit Agreement (as defined therein) and Bankers Trust Company, as Collateral Agent (as defined therein) and any other parties thereto (filed as Exhibit 4.4 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended September 30, 2001, File No. 1-9576, and incorporated herein by reference).

4.19	—	First Amendment to Intercreditor Agreement, dated as of January 24, 2002, by and among Bankers Trust Company, as administrative agent for the lenders party to the Credit Agreement (as defined therein) and Bankers Trust Company, as Collateral Agent (filed as Exhibit 4.16 to Owens-Illinois Group, Inc.'s Form S-4, File No. 333-85690, and incorporated herein by reference).
4.20	—	Security Agreement, dated as of April 23, 2001, between Owens-Illinois Group, Inc., each of the direct and indirect subsidiaries of Owens-Illinois Group, Inc. signatory thereto and Bankers Trust Company, as Collateral Agent (as defined therein) (filed as Exhibit 4.19 to Owens-Illinois Group, Inc.'s Form S-4, File No. 333-85690, and incorporated herein by reference).
4.21	—	First Amendment to Security Agreement, dated as of January 24, 2002, between Owens-Illinois Group, Inc., each of the direct and indirect subsidiaries of Owens-Illinois Group, Inc. signatory thereto and Bankers Trust Company, as Collateral Agent (as defined therein) (filed as Exhibit 4.20 to Owens-Illinois Group, Inc.'s Form S-4, File No. 333-85690, and incorporated herein by reference).
4.22	—	Indenture, dated as of January 24, 2002, among Owens-Brockway Glass Container, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to Owens-Illinois Group, Inc.'s Form S-4, File No. 333-85690, and incorporated herein by reference).
4.23	—	First Supplemental Indenture, dated as of January 24, 2002, among Owens-Brockway Glass Container, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee (filed as Exhibit 4.2 to Owens-Illinois Group, Inc.'s Form S-4, File No. 333-85690, and incorporated herein by reference).
4.24	—	Second Supplemental Indenture, dated as of August 5, 2002, among Owens-Brockway Glass Container, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to Owens-Illinois Group Inc.'s Form 10-Q for the quarter ended September 30, 2002, File No. 33-13061, and incorporated herein by reference).
4.25	—	Third Supplemental Indenture, dated as of November 13, 2002, among Owens-Brockway Glass Container Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee (filed as Exhibit 4.4 to Owens-Illinois Group, Inc.'s Form S-4, File No. 333- 103263, and incorporated herein by reference).
4.26	—	Additional Supplemental Indenture, dated as of December 18, 2002, among Owens-Brockway Glass Container Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee (filed as Exhibit 4.5 to Owens-Illinois Group, Inc.'s Form S-4, File No. 333- 103263, and incorporated herein by reference).
4.27	—	Registration Rights Agreement, dated as of November 13, 2002, among Owens-Brockway Glass Container Inc., the Guarantors (as defined therein), and Salomon Smith Barney Inc., Banc of America Securities LLC, Deutsche Bank Securities Inc., Banc One Capital Markets, Inc., Scotia Capital (USA) Inc., Goldman, Sachs & Co., Barclays Capital Inc., BNP Paribas Securities Corp., Credit Lyonnais Securities (USA) Inc., Fleet Securities, Inc., McDonald Investments Inc., SG Cowen Securities Corporation, BNY Capital Markets, Inc. and TD Securities (USA) Inc. (filed as Exhibit 4.26 to Owens- Illinois Group, Inc.'s Form S-4, File No. 333-13263, and incorporated herein by reference).

4.28		—	Registration Rights Agreement, dated as of December 18, 2002, among Owens-Brockway Glass Container Inc., the Guarantors (as defined therein), and Salomon Smith Barney Inc., Banc of America Securities LLC, Deutsche Bank Securities Inc., Banc One Capital Markets, Inc., Scotia Capital (USA) Inc., Goldman, Sachs & Co., Barclays Capital Inc., BNP Paribas Securities Corp., Credit Lyonnais Securities (USA) Inc., Fleet Securities, Inc., McDonald Investments Inc., SG Cowen Securities Corporation, BNY Capital Markets, Inc. and TD Securities (USA) Inc. (filed as Exhibit 4.27 to Owens- Illinois Group, Inc.'s Form S-4, File No. 333-103263, and incorporated herein by reference).
10.1		—	Lease Agreement dated as of May 21, 1980, between Owens-Illinois, Inc. and Leyden Associates Limited Partnership (filed as Exhibit 5 to Owens-Illinois Inc.'s Registration Statement, File No. 2-68022, and incorporated herein by reference).
10.2	*	—	Amended and Restated Owens-Illinois Supplemental Retirement Benefit Plan (filed as Exhibit 10.1 to Owens- Illinois, Inc.'s Form 10-Q for the quarter ended June 30, 1998, File No. 1-9576, and incorporated herein by reference).
10.3	*	—	First Amendment to Amended and Restated Owens-Illinois Supplemental Retirement Benefit Plan (filed as Exhibit 10.3 to Owens-Illinois, Inc.'s Form 10-K for the year ended December 31, 2000, File No. 1-9576, and incorporated herein by reference).
10.4	*	—	Second Amendment to Amended and Restated Owens-Illinois Supplemental Retirement Benefit Plan (filed as Exhibit 10.1 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended March 31, 2002, File No. 1-9576, and incorporated herein by reference).
10.5	*	—	Form of Employment Agreement between Owens-Illinois, Inc. and various Employees (filed as Exhibit 10(m) to Owens- Illinois, Inc.'s Form 10-K for the year ended December 31, 1987, File No. 1-9576, and incorporated herein by reference).
10.6	*	—	Stock Option Plan for Directors of Owens-Illinois, Inc. (filed as Exhibit 4.3 to Owens-Illinois, Inc.'s Form S-8, File No. 33-57141, and incorporated herein by reference).
10.7	*	—	First Amendment to Stock Option Plan for Directors of Owens-Illinois, Inc. (filed as Exhibit 10.10 to Owens- Illinois, Inc.'s Form 10-K for the year ended December 31, 1995, File No. 1-9576, and incorporated herein by reference).
10.8	*	—	Form of Non-Qualified Stock Option Agreement for use under the Stock Option Plan for Directors of Owens-Illinois, Inc. (filed as Exhibit 4.4 to Owens-Illinois, Inc.'s Form S-8, File No. 33-57141, and incorporated herein by reference).
10.9	*	—	Second Amended and Restated Stock Option Plan for Key Employees of Owens-Illinois, Inc. (filed as Exhibit 10.20 to Owens-Illinois, Inc.'s Form 10-K for the year ended December 31, 1994, File No. 1-9576, and incorporated herein by reference).
10.10	*	—	First Amendment to Second Amended and Restated Stock Option Plan for Key Employees of Owens-Illinois, Inc. (filed as Exhibit 10.13 to Owens-Illinois, Inc.'s Form 10-K for the year ended December 31, 1995, File No. 1-9576, and incorporated herein by reference).
10.11	*	—	Second Amendment to Second Amended and Restated Stock Option Plan for Key Employees of Owens-Illinois, Inc. (filed as Exhibit 10.1 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended June 30, 1997, File No. 1-9576, and incorporated herein by reference).

10.12	*	—	Third Amendment to Second Amended and Restated Stock Option Plan for Key Employees of Owens-Illinois, Inc. (filed as Exhibit 10.1 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended September 30, 2000, File No. 1-9576, and incorporated herein by reference.)
10.13	*	—	Form of Non-Qualified Stock Option Agreement for use under the Second Amended and Restated Stock Option Plan for Key Employees of Owens-Illinois, Inc. (filed as Exhibit 10.21 to Owens-Illinois, Inc.'s Form 10-K for the year ended December 31, 1994, File No. 1-9576, and incorporated herein by reference).
10.14	*	—	Amended and Restated Owens-Illinois, Inc. Senior Management Incentive Plan (filed as Exhibit 10.15 to Owens- Illinois, Inc.'s Form 10-K for the year ended December 31, 1993, File No. 1-9576, and incorporated herein by reference).
10.15	*	—	First Amendment to Amended and Restated Owens-Illinois, Inc. Senior Management Incentive Plan (filed as Exhibit 10.19 to Owens-Illinois, Inc.'s Form 10-K for the year ended December 31, 1995, File No. 1-9576, and incorporated herein by reference).
10.16	*	—	Second Amendment to Amended and Restated Owens-Illinois, Inc. Senior Management Incentive Plan (filed as Exhibit 10.2 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended June 30, 1997, File No. 1-9576, and incorporated herein by reference).
10.17	*	—	Third Amendment to Amended and Restated Owens-Illinois, Inc. Senior Management Incentive Plan (filed as Exhibit 10.3 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended June 30, 1997, File No. 1-9576, and incorporated herein by reference).
10.18	*	—	Amended and Restated Owens-Illinois, Inc. Performance Award Plan (filed as Exhibit 10.16 to Owens-Illinois, Inc.'s Form 10-K for the year ended December 31, 1993, File No. 1-9576, and incorporated herein by reference).
10.19	*	—	First Amendment to Amended and Restated Owens-Illinois, Inc. Performance Award Plan (filed as Exhibit 10.4 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended June 30, 1997, File No. 1-9576, and incorporated herein by reference).
10.20	*	—	Owens-Illinois, Inc. Directors Deferred Compensation Plan (filed as Exhibit 10.26 to Owens-Illinois, Inc.'s Form 10-K for the year ended December 31, 1995, File No. 1-9576, and incorporated herein by reference).
10.21	*	—	First Amendment to Owens-Illinois, Inc. Directors Deferred Compensation Plan (filed as Exhibit 10.27 to Owens- Illinois, Inc.'s Form 10-K for the year ended December 31, 1995, File No. 1-9576, and incorporated herein by reference).
10.22	*	—	Second Amendment to Owens-Illinois, Inc. Directors Deferred Compensation Plan (filed as Exhibit 10.2 to Owens- Illinois, Inc.'s Form 10-Q for the quarter ended March 31, 1997, File No. 1-9576, and incorporated herein by reference).
10.23	*	—	Amended and Restated 1997 Equity Participation Plan of Owens-Illinois, Inc. (filed as Exhibit 10.1 to Owens- Illinois, Inc.'s Form 10-Q for the quarter ended June 30, 1999, File No. 1-9576, and incorporated herein by reference).
10.24	*	—	First Amendment to Amended and Restated 1997 Equity Participation Plan of Owens-Illinois, Inc. (filed as Exhibit 10.1 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended June 30, 2002, File No. 1-9576, and incorporated herein by reference).
10.25	*	—	Form of Non-Qualified Stock Option Agreement for use under the Amended and Restated 1997 Equity Participation Plan of Owens-Illinois, Inc. (filed as Exhibit 4.3 to Owens-Illinois, Inc.'s Form S-8, File No. 333-47691, and incorporated herein by reference).

10.26	*	—	Form of Restricted Stock Agreement for use under the Amended and Restated 1997 Equity Participation Plan of Owens-Illinois, Inc. (filed as Exhibit 4.4 to Owens-Illinois, Inc.'s Form S-8, File No. 333-47691, and incorporated herein by reference).
10.27	*	—	Form of Restricted Stock Agreement for use under the Amended and Restated 1997 Equity Participation Plan of Owens-Illinois, Inc. (filed as Exhibit 10.2 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended June 30, 1999, File No. 1-9576, and incorporated herein by reference).
10.28	*	—	Amendment to Form of Restricted Stock Agreement for use under the Amended and Restated 1997 Equity Participation Plan of Owens-Illinois, Inc. (filed as Exhibit 10.26 to Owens-Illinois, Inc.'s Form 10-K for the year ended December 31, 2001, File No. 1-9576, and incorporated herein by reference).
10.29	*	—	Form of Phantom Stock Agreement for use under the Amended and Restated 1997 Equity Participation Plan of Owens- Illinois, Inc. (filed as Exhibit 10.3 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended June 30, 1999, File No. 1-9576, and incorporated herein by reference).
10.30	*	—	Amendment to Form of Phantom Stock Agreement for use under the Amended and Restated 1997 Equity Participation Plan of Owens-Illinois, Inc. (filed as Exhibit 10.28 to Owens-Illinois, Inc.'s Form 10-K for the year ended December 31, 2001, File No. 1-9576, and incorporated herein by reference).
10.31	*	—	Owens-Illinois, Inc. Executive Life Insurance Plan (filed as Exhibit 10.1 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended March 31, 2000, File No. 1-9576, and incorporated herein by reference).
10.32	*	—	Owens-Illinois, Inc. Death Benefit Only Agreement (filed as Exhibit 10.2 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended March 31, 2000, File No. 1-9576, and incorporated herein by reference).
10.33	*	—	Owens-Illinois, Inc. Executive Deferred Savings Plan (filed as Exhibit 10.1 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended September 30, 2001, File No. 1-9576, and incorporated herein by reference).
12		—	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends (filed herewith).
21		—	Subsidiaries of Owens-Illinois, Inc. (filed herewith).
23		—	Consent of Independent Auditors (filed herewith).
24		—	Owens-Illinois, Inc. Power of Attorney (filed herewith).
99.1		—	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
99.2		—	Certification of Principal Financial Officer purusant to 18 U.S.C. Section 1350

*
Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c).

Owens-Illinois Inc.

ITEM 15.(D).  SEPARATE FINANCIAL STATEMENTS OF AFFILIATES WHOSE SECURITIES ARE PLEDGED AS COLLATERAL.

(1)
Financial statements of Owens-Brockway Packaging, Inc. and subsidiaries including consolidated balance sheets as of December 31, 2002 and 2001, and the related statements of operations, net parent investment, and cash flows for the years ended December 31, 2002, 2001 and 2000.

(2)
Financial statements of Owens-Brockway Glass Container Inc. and subsidiaries including consolidated balance sheets as of December 31, 2002 and 2001, and the related statements of operations, net parent investment, and cash flows for the years ended December 31, 2002, 2001 and 2000.

(3)
Financial statements of OI Plastic Products FTS, Inc. and subsidiaries including consolidated balance sheets as of December 31, 2002 and 2001, and the related statements of operations, net parent investment, and cash flows for the years ended December 31, 2002, 2001 and 2000.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Share Owner
Owens-Brockway Packaging, Inc.

        We have audited the accompanying consolidated balance sheets of Owens-Brockway Packaging, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of results of operations, net Parent investment, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens-Brockway Packaging, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

        As discussed in Note 1 in the Notes to the Consolidated Financial Statements, in 2002 the Company changed its accounting for goodwill.

                      Ernst & Young LLP

Toledo, Ohio
January 23, 2003

Owens-Brockway Packaging, Inc.

CONSOLIDATED RESULTS OF OPERATIONS

(Millions of dollars)

	Years ended December 31,
	2002	2001	2000
Revenues:
Net sales	$4,058.9	$3,749.4	$3,891.6
Other revenue	104.4	92.2	105.5

	4,163.3	3,841.6	3,997.1
Costs and expenses:
Manufacturing, shipping, and delivery	3,178.3	2,946.4	3,090.1
Research and development	9.7	10.5	15.0
Engineering	37.4	30.0	31.2
Selling and administrative	175.6	173.7	170.1
Net intercompany interest	88.6	156.3	245.1
Other interest expense	243.5	189.4	126.6
Other	22.9	159.0	254.4

	3,756.0	3,665.3	3,932.5

Earnings before items below	407.3	176.3	64.6
Provision for income taxes	111.1	87.3	24.0
Minority share owners' interests in earnings of subsidiaries	25.5	19.6	20.6

Earnings before extraordinary item and cumulative effect of accounting change	270.7	69.4	20.0
Extraordinary charge from early extinguishment of debt, net of applicable income taxes	(8.8)
Cumulative effect of accounting change	(47.0)

Net earnings	$214.9	$69.4	$20.0

See accompanying Notes to the Consolidated Financial Statements.

Owens-Brockway Packaging, Inc.

CONSOLIDATED BALANCE SHEETS

(Millions of dollars)

Assets

	December 31,
	2002	2001
Current assets:
Cash, including time deposits of $18.0 ($28.2 in 2001)	$97.8	$124.7
Receivables including amount from related parties of $14.4 ($1.6 in 2001), less allowances of $22.6 ($32.2 in 2001) for losses and discounts	584.6	575.3
Inventories	657.7	611.0
Prepaid expenses	24.3	23.9

Total current assets	1,364.4	1,334.9
Other assets:
Equity investments	172.8	153.9
Repair parts inventories	169.1	173.5
Prepaid pension	13.2	49.8
Deposits, receivables, and other assets	529.3	421.4
Goodwill	1,661.1	1,556.2

Total other assets	2,545.5	2,354.8
Property, plant, and equipment:
Land, at cost	132.7	135.1
Buildings and equipment, at cost:
Buildings and building equipment	582.1	526.7
Factory machinery and equipment	2,984.1	2,828.9
Transportation, office, and miscellaneous equipment	82.9	79.3
Construction in progress	111.2	196.8

	3,893.0	3,766.8
Less accumulated depreciation	1,730.5	1,663.5

Net property, plant, and equipment	2,162.5	2,103.3

Total assets	$6,072.4	$5,793.0

Owens-Brockway Packaging, Inc.

CONSOLIDATED BALANCE SHEETS (Continued)

(Millions of dollars)

Liabilities and Net Parent Investment

	December 31,
	2002	2001
Current liabilities:
Short-term loans	$47.5	$40.4
Accounts payable including amount to related parties of $28.3 ($30.1 in 2001)	397.8	337.0
Salaries and wages	94.4	89.4
U.S. and foreign income taxes	12.6	0.2
Other accrued liabilities	223.0	196.0
Long-term debt due within one year	30.6	26.0

Total current liabilities	805.9	689.0
External long-term debt	2,900.7	2,778.5
Deferred taxes	137.7	161.9
Other liabilities	472.8	275.7
Minority share owners' interests	142.3	159.7
Net Parent investment:
Investment by and advances from Parent	2,154.0	2,276.1
Accumulated other comprehensive loss	(541.0)	(547.9)

Total net Parent investment	1,613.0	1,728.2

Total liabilities and net Parent investment	$6,072.4	$5,793.0

See accompanying Notes to the Consolidated Financial Statements.

Owens-Brockway Packaging, Inc.

CONSOLIDATED NET PARENT INVESTMENT

(Millions of dollars)

	Years ended December 31,
	2002	2001	2000
Investment by and advances to Parent
Balance at beginning of year	$2,276.1	$3,900.3	$3,730.4
Net intercompany transactions	(337.0)	(1,693.6)	174.9
Net earnings	214.9	69.4	20.0
Net loss for the month ended December 31, 2000 for the change in the fiscal year end of certain international affiliates			(25.0)

Balance at end of year	2,154.0	2,276.1	3,900.3

Accumulated other comprehensive loss
Balance at beginning of year	(547.9)	(479.4)	(343.5)
Foreign currency translation adjustments	93.7	(66.0)	(135.9)
Minimum pension liability, net of tax	(91.5)
Change in fair value of certain derivative instruments	4.7	(2.5)

Balance at end of year	(541.0)	(547.9)	(479.4)

Total net Parent investment	$1,613.0	$1,728.2	$3,420.9

Total comprehensive income (loss)
Net earnings	$214.9	$69.4	$20.0
Foreign currency translation adjustments	93.7	(66.0)	(135.9)
Minimum pension liability, net of tax	(91.5)
Change in fair value of certain derivative instruments	4.7	(2.5)

Total	$221.8	$0.9	$(115.9)

See accompanying Notes to the Consolidated Financial Statements.

Owens-Brockway Packaging, Inc.

CONSOLIDATED CASH FLOWS

(Millions of dollars)

	Years ended December 31,
	2002	2001	2000
Operating activities:
Net earnings before extraordinary item and cumulative effect of accounting change	$270.7	$69.4	$20.0
Non-cash charges (credits):
Depreciation	302.3	286.4	298.3
Amortization of deferred costs	32.2	72.3	62.2
Deferred tax provision (credit)	45.1	72.5	(64.2)
Restructuring costs and writeoffs of certain assets		65.2	186.0
Losses on asset sales		20.7
Other	(104.1)	(64.0)	(80.0)
Change in non-current operating assets	(20.4)	18.9	(16.8)
Change in non-current liabilities	(6.5)	(22.1)	(0.1)
Change in components of working capital	41.4	(28.7)	(80.0)

Cash provided by operating activities	560.7	490.6	325.4
Investing activities:
Additions to property, plant and equipment	(341.6)	(364.8)	(301.6)
Acquisitions, net of cash acquired	(15.3)	(169.0)	(77.2)
Net cash proceeds from divestitures and other	17.3	80.0	31.7

Cash utilized in investing activities	(339.6)	(453.8)	(347.1)
Financing activities:
Additions to long-term debt	2,129.2	2,593.0	172.3
Repayments of long-term debt	(2,002.0)	(918.5)	(357.0)
Increase (decrease) in short-term loans	17.4	(35.7)	(40.4)
Net change in intercompany debt	(295.2)	(1,643.0)	200.7
Collateral deposits for certain derivative instruments	(70.9)	(26.1)
Payment of finance fees	(27.7)	(45.3)

Cash utilized in financing activities	(249.2)	(75.6)	(24.4)
Effect of exchange rate fluctuations on cash	1.2	(6.1)	16.1
Effect of change in fiscal year end for certain international affiliates			31.9

(Decrease) increase in cash	(26.9)	(44.9)	1.9
Cash at beginning of year	124.7	169.6	167.7

Cash at end of year	$97.8	$124.7	$169.6

See accompanying Notes to the Consolidated Financial Statements.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tabular Data in millions of dollars

1.    SIGNIFICANT ACCOUNTING POLICIES

        Basis of Consolidated Statements    The consolidated financial statements of Owens-Brockway Packaging, Inc. ("Company") include the accounts of its subsidiaries. Newly acquired subsidiaries have been included in the consolidated financial statements from dates of acquisition. Prior to December 2000, substantially all of the Company's consolidated foreign subsidiaries reported their results of operations on a one-month lag, which allowed additional time to compile the results. Beginning in December 2000, the one-month lag was eliminated. As a result, the December 2000 results of operations for these subsidiaries, which amounted to a net loss of $25.0 million, were recorded directly to net Parent investment in December 2000. Earnings of most of these subsidiaries for the month of December are typically lower than most other months due to customer and factory holidays, fewer shipping days, and extended maintenance activity. The loss in December 2000 was greater than recent December periods as a result of lower than normal shipments for the month, lower selling prices due to product mix and currency exchange rates, high energy costs, and increased furnace repair work at several facilities.

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

        Nature of Operations    The Company is a leading manufacturer of glass container products. The Company's principal product lines in the Glass Containers product segment are glass containers for the food and beverage industries. The Company has glass container operations located in 19 countries. The principal markets and operations for the Company's glass products are in North America, Europe, South America, and Australia. One customer accounted for 12.8%, 11.5%, and 10.9% of the Company's sales in 2002, 2001, and 2000 respectively.

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

        Cash    The Company defines "cash" as cash and time deposits with maturities of three months or less when purchased. Outstanding checks in excess of funds on deposit are included in accounts payable.

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

        Goodwill    Goodwill represents the excess of cost over fair value of assets of businesses acquired. Through December 31, 2001, goodwill was being amortized over 40 years. In accordance with FAS No. 142 (as described in "New Accounting Standards"), goodwill is no longer being amortized, but is being evaluated annually, as of October 1, for impairment or more frequently if an impairment indicator exists.

        Intangible Assets and Other Long-Lived Assets    Intangible assets are amortized over the expected useful life of the asset. The Company evaluates the recoverability of amortizable intangible assets and other long-lived assets based on undiscounted projected cash flows, excluding interest and taxes, when factors indicate that an impairment may exist. If an impairment exists, the asset is written down to fair value.

        Property, Plant, and Equipment    Property, plant and equipment ("PP&E") is carried at cost and includes expenditures for new facilities and equipment and those costs which substantially increase the useful lives or capacity of existing PP&E. In general, depreciation is computed using the straight-line method. Maintenance and repairs are expensed as incurred. Costs assigned to PP&E of acquired businesses are based on estimated fair values at the date of acquisition.

        Revenue Recognition    The Company recognizes sales, net of estimated discounts and allowances, when the title to the products and risk of loss are transferred to customers. Provisions for rebates to customers are provided in the same period that the related sales are recorded.

        Shipping and Handling Costs    Shipping and handling costs are included with manufacturing, shipping, and delivery costs in the Consolidated Statements of Operations.

        Income Taxes on Undistributed Earnings    In general, the Company plans to continue to reinvest the undistributed earnings of foreign subsidiaries and foreign corporate joint ventures accounted for by the equity method. Accordingly, taxes are provided only on that amount of undistributed earnings in excess of planned reinvestments.

        Foreign Currency Translation    The assets and liabilities of most affiliates and associates are translated at current exchange rates and any related translation adjustments are recorded directly in net Parent investment. For the years ended December 31, 2001 and 2000, the Company's affiliates located in Venezuela operated in a "highly inflationary" economy. Therefore, certain assets of these affiliates were translated at historical exchange rates and all translation adjustments were reflected in the statements of Consolidated Results of Operations. During 2002, the affiliates in Venezuela were no longer considered operating in a "highly inflationary" economy. Assets and liabilities will be translated at current exchange rates with any related translation adjustments being recorded directly to net Parent investment.

        Accounts Receivable    Receivables are stated at amounts estimated by management to be the net realizable value. The Company charges off accounts receivable when it becomes apparent based upon age or customer circumstances that amounts will not be collected.

        Allowance for Doubtful Accounts    The allowance for doubtful accounts is established through charges to the provision for bad debts. The Company evaluates the adequacy of the allowance for doubtful accounts on a periodic basis. The evaluation includes historical trends in collections and write-offs, management's judgment of the probability of collecting accounts and management's evaluation of business risk.

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

        All options have been granted at prices equal to the market price of OI Inc.'s common stock on the date granted. Accordingly, the Company recognizes no compensation expense related to the stock option plans. OI Inc. has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (FAS) No. 123, "Accounting for Stock-Based Compensation."

        A substantial number of the options have been granted to key employees of another subsidiary of OI Inc., some of whose compensation costs are included in an allocation of costs to all operating subsidiaries of OI Inc., including the Company. It is not practical to determine an amount of additional compensation allocable to the Company if OI Inc. had elected to recognize compensation cost based on the fair value of the options granted at grant date as allowed by FAS No. 123.

New Accounting Standards

        FAS No. 142.    On January 1, 2002, the Company adopted Financial Accounting Standards ("FAS") No. 142, "Goodwill and Other Intangible Assets". As required by FAS No. 142, the Company is no longer amortizing goodwill, but will be reviewing goodwill annually (or more frequently if impairment indicators arise) for impairment.

        During the first quarter of 2002, the Company completed an impairment test under FAS No. 142 using the business enterprise value ("BEV") of each reporting unit. BEVs were calculated as of the measurement date, January 1, 2002, by determining the present value of debt-free, after-tax future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer. The BEV of each reporting unit was then compared to the book value of each reporting unit as of the measurement date to assess whether an impairment existed under FAS No. 142. Although the Company is principally a manufacturer of glass container products, it does own certain small entities which are part of OI Inc.'s consumer plastic products reporting unit. The Company determined that an impairment existed in the consumer plastic products reporting unit, which operates in a highly competitive and fragmented industry. Excess capacity in this industry had created downward pricing pressure. OI Inc. lowered its earnings and cash flow projections for this unit for several years following the measurement date which resulted in a lower BEV. Following a review of the valuation of the assets of the consumer plastic products reporting unit, the Company has recorded an impairment charge of

$47.0 million. As required by FAS No. 142, the transitional impairment loss has been recognized as the cumulative effect of a change in method of accounting.

        The following earnings for 2001 and 2000 have been presented on an adjusted basis to eliminate goodwill amortization $45.2 million and $47.9 million for 2001 and 2000, respectively, as required by FAS No. 142. The earnings for 2002 have been presented to provide comparative data to the 2001 and 2000 adjusted earnings.

	2002	2001	2000
	(Actual)	(Adjusted)	(Adjusted)
Earnings before extraordinary items and cumulative effect of accounting change	$270.7	$114.6	$67.9
Net earnings	$214.9	$114.6	$67.9

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

        FAS No. 145.    In April 2002, the FASB issued FAS No. 145, "Rescission of FASB Statements No. 4, No. 44, and No. 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other things, FAS No. 145 requires gains and losses from early extinguishment of debt to be included in income from continuing operations instead of being classified as extraordinary items as previously required by generally accepted accounting principles. FAS No. 145 is effective for fiscal years beginning after May 15, 2002 and will be adopted by the Company on January 1, 2003. Any gain or loss on early extinguishment of debt that was classified as an extraordinary item in periods prior to adoption must be reclassified into income from continuing operations. The adoption of FAS No. 145 will require the $8.8 million of extraordinary charges for 2002, to be reclassified to interest expense and the provision for income taxes.

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

        FIN No. 45.    In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The interpretation's disclosure requirements are effective for financial statements of annual periods ending after December 15, 2002. The Company has complied with the disclosure requirements of FIN 45 for the guarantees issued by its subsidiaries guaranteeing the debt of other subsidiaries.

2. Changes in Components of Working Capital Related to Operations    Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

	2002	2001	2000
Decrease (increase) in current assets:
Short-term investments	$—	$3.6	$12.0
Receivables	(9.5)	2.3	(35.1)
Net intercompany receivable	(18.6)	17.2	(43.9)
Inventories	(49.5)	24.3	(19.5)
Prepaid expenses	(10.0)	0.8	3.8
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	106.4	(46.3)	(20.1)
Salaries and wages	4.5	1.4	(2.6)
U.S. and foreign income taxes	18.1	(32.0)	25.4

	$41.4	$(28.7)	$(80.0)

3. Inventories    Major classes of inventory are as follows:

	2002	2001
Finished goods	$539.6	$507.2
Work in process	6.8	5.9
Raw materials	60.1	53.5
Operating supplies	51.2	44.4

	$657.7	$611.0

        If the inventories which are valued on the LIFO method had been valued at standard costs, which approximate current costs, consolidated inventories would be higher than reported by $14.5 million and $14.7 million, at December 31, 2002 and 2001, respectively.

        Inventories which are valued at the lower of standard costs (which approximate average costs), or market at December 31, 2002 and 2001 were approximately $504.2 million and $465.9 million, respectively.

4. Equity Investments.    Summarized information pertaining to the Company's equity associates follows:

	2002	2001
At end of year:
Equity in undistributed earnings:
Foreign	$89.2	$86.2
Domestic	17.6	21.6

Total	$106.8	$107.8

Equity in cumulative translation adjustment	$(51.3)	$(54.2)

	2002	2001	2000
For the year:
Equity in earnings:
Foreign	$8.5	$7.3	$4.7
Domestic	17.6	11.6	14.0

Total	$26.1	$18.9	$18.7

Dividends received	$29.0	$18.2	$13.9

5. External Long-Term Debt    The following table summarizes the external long-term debt of the Company at December 31, 2002 and 2001:

	2002	2001
Secured Credit Agreement:
Revolving Credit Facility	$1,158.7	$1,560.4
Term Loan		1,045.0
Senior Secured Notes:
8.875%, due 2009	1,000.0
8.75%, due 2012	625.0
Other	147.6	199.1

	2,931.3	2,804.5
Less amounts due within one year	30.6	26.0

External long-term debt	$2,900.7	$2,778.5

        In April 2001, OI Group and certain of its subsidiaries, including the Company and certain of its foreign subsidiaries (the "Borrowers") entered into the Secured Credit Agreement (the "Agreement") with a group of banks, which expires on March 31, 2004. The Agreement provides for a $2.4 billion ($3.0 billion initially) revolving credit facility. The Agreement also initially provided for a $1.5 billion term loan which was repaid with the proceeds from the 2001 sale of OI Group's Harbor Capital Advisors business and the issuance of Senior Secured Notes in 2002 as discussed below. The Agreement includes an Overdraft Account Facility providing for aggregate borrowings up to $50 million which reduce the amount available for borrowing under the Revolving Credit Facility. The Agreement also provides for the issuance of letters of credit totaling up to $500 million, which also reduce the amount available for borrowings under the Revolving Credit Facility.

        Under the Secured Credit Agreement, the Company and its subsidiaries have a total commitment of $1.6 billion provided by the Revolving Credit Facility. At December 31, 2002, the Company and its subsidiaries had unused credit of $370.4 million available under the Secured Credit Agreement.

        The interest rate on borrowings under the Revolving Credit Facility is, at the Borrower's option, the Base Rate or a reserve adjusted Eurodollar rate. The interest rate on borrowings under the Revolving Credit Facility also includes a margin linked to the Company's Consolidated Leverage Ratio, as defined in the Agreement. The margin is limited to ranges of 1.75% to 2.00% for Eurodollar loans and .75% to 1.00% for Base Rate loans. The interest rate on Overdraft Account loans is the Base Rate minus .50%. The weighted average interest rate on borrowings outstanding under the Revolving Credit Facility at December 31, 2002 was 3.61%. Including the effects of cross-currency swap agreements related to Revolving Credit Facility borrowings by the Company's Australian, U.K., and Canadian subsidiaries, the weighted average interest rate was 6.74%. While no compensating balances are required by the Agreement, the Borrowers must pay a facility fee on the Revolving Credit Facility commitments of .50%.

        The Agreement requires, among other things, the maintenance of certain financial ratios, and restricts the creation of liens and certain types of business activities and investments.

        Borrowings under the Agreement are secured by substantially all the assets of the Company, its domestic subsidiaries and certain foreign subsidiaries, which have a book value of approximately $2.1 billion. Borrowings are also secured by a pledge of intercompany debt and equity in most of the Company's domestic subsidiaries and certain stock of certain foreign subsidiaries.

        During January 2002, the Company issued $1.0 billion of Senior Secured Notes. The notes bear interest at 8 7/8% and are due February 15, 2009. The notes are guaranteed by OI Group and substantially all of its domestic subsidiaries. The assets of substantially all of OI Group's domestic subsidiaries are pledged as security for the notes. The Company used substantially all the net cash proceeds from the notes to reduce its outstanding term loan under the Agreement by $980 million. As a result, the Company wrote off unamortized deferred financing fees in January 2002 related to the term loan and recorded an extraordinary charge totaling $10.9 million less applicable income taxes of $4.2 million. The indenture for the note restricts among other things, the ability of the Company and its restricted subsidiaries to borrow money, make investments, create liens, enter into certain transactions with affiliates, and sell certain assets or merge with or into other companies.

        During the fourth quarter of 2002, the Company issued Senior Secured Notes totaling $625 million. The notes bear interest at 8 3/4% and are due November 15, 2012. The notes are guaranteed by OI Group and substantially all of its domestic subsidiaries. The assets of substantially all of OI Group's domestic subsidiaries are pledged as security for the notes. The Company used the net cash proceeds from the notes to repay the remaining $65 million of the outstanding term loan under the Agreement and to permanently reduce its borrowing capacity under the revolving credit facility of the Agreement by $367 million. The remaining $184 million of proceeds were loaned to another subsidiary of OI Group through an intercompany loan and were used to reduce the subsidiary's borrowing capacity under the revolving credit facility of the Agreement. As a result, the Company wrote off unamortized deferred financing fees related to the term loan and the revolver and recorded an extraordinary charge of $3.2 million less applicable income taxes of $1.1 million. The indenture for the new notes has the same restrictions as the Senior Secured Notes issued in January 2002.

        Annual maturities for all of the Company's long-term debt through 2007 are as follows: 2003, $30.6 million; 2004, $1,188.9 million; 2005, $52.0 million; 2006, $12.6 million; and 2007, $11.4 million.

        Interest paid in cash aggregated $204.1 million for 2002, $180.5 million for 2001, and $117.7 million for 2000.

        Fair values at December 31, 2002, of the Company's significant fixed rate debt obligations are as follows:

	Principal Amount (millions of dollars)	Indicated Market Price	Fair Value (millions of dollars)
Senior Secured Notes:
8.875%	$1,000.0	103.75	$1,037.5
8.75%	625.0	102.25	639.1

6. Guarantees of Debt    The Company has guaranteed the borrowings of certain of OI Group's domestic subsidiaries totaling $666.3 million under the Agreement. This guarantee expires with the Agreement on March 31, 2004.

        The Company will be obligated under the above guarantees in the event that OI Group's domestic subsidiaries cannot make required interest or principal payments under the agreement.

        During the second quarter of 2001, OI Inc. sought and received consent from the holders of a majority of the principal amount of each of its six series of senior notes debentures to amend the indenture governing those securities. The amendments implement a previously announced offer by OI Group and the company to secure OI Inc.'s obligations under the indentures and the securities with a second lien on the intercompany debt and capital stock of their direct subsidiaries, including the Company. OI Group and the Company have also guaranteed OI Inc.'s obligations under the indentures.

7. Operating Leases    Rent expense attributable to all operating leases was $54.7 million in 2002, $51.7 million in 2001, and $44.1 million in 2000. Minimum future rentals under operating leases are as follows: 2003, $40.3 million; 2004, $29.0 million; 2005, $20.9 million; 2006, $16.5 million; and 2007, $16.3 million; and 2008 and thereafter, $23.3 million.

8. Foreign Currency Translation    Aggregate foreign currency exchange gains (losses) included in other costs and expenses were $0.4 million in 2002, $3.9 million in 2001, and $(0.4) million in 2000.

9. Derivative Instruments    Under the terms of the April 2001 Secured Credit Agreement, the Company's affiliates in Australia and the United Kingdom are permitted to borrow in U.S. dollars. In order to manage the international affiliates' exposure to fluctuating foreign exchange rates, the Company's affiliates in Australia and the United Kingdom have entered into currency swaps for the principal portion of their initial borrowings under the Agreement and for their interest payments due under the Agreement.

        As of December 31, 2002, the Company's affiliate in Australia has swapped $650 million of borrowings into $1,275 million Australian dollars. This swap matures on March 31, 2003, with interest resets every 90 days. The interest reset terms of the swap approximate the terms of the U.S. dollar borrowings. This derivative instrument swaps both the interest and principal from U.S. dollars to Australian dollars and also swaps the interest rate from a U.S.-based rate to an Australian-based rate. The Company's affiliate in the United Kingdom has swapped $200 million of bank loans and intercompany borrowings into 139 million British pounds. This swap also matures on March 31, 2003, with interest resets every 90 days. This derivative instrument swaps both the interest and principal from U.S. dollars to British pounds and also swaps the interest rate from a U.S.-based rate to a British-based rate. The Company's affiliates in Australia and in the United Kingdom have also entered in short term forward exchange contracts which effectively swap the additional intercompany and external borrowings at each of these affiliates to its local currency. These hedges swap both the interest and principal of additional borrowings in excess of the two major swap contracts mentioned above.

        As of December 31, 2002, the Company's Canadian affiliate has swapped $60 million of borrowings into $94.7 million Canadian dollars. This swap matures on October 1, 2003. This derivative instrument swaps both the interest and principal from U.S. dollars to Canadian dollars and also swaps the interest rate from a U.S.-based rate to a Canadian-based rate.

        The Company recognizes the above derivatives on the balance sheet at fair value. The Company accounts for the above swaps as fair value hedges. As such, the changes in the value of the swaps are included in other expense and are expected to substantially offset any exchange rate gains or losses on the related U.S. dollar borrowings. For 2002, the amount not offset was immaterial.

        The Company also uses commodity futures contracts related to forecasted natural gas requirements. The objective of these futures contracts is to limit the fluctuations in prices paid for natural gas and the potential volatility in earnings or cash flows from future market price movements. The Company continually evaluates the natural gas market in respect to its future usage requirements. The Company generally evaluates the natural gas market for the next twelve months and continually enters into commodity futures contracts in order to have a portion of its usage requirements hedged through the next twelve months. At December 31, 2002, the Company has entered into commodity futures contracts for approximately 25% of its North American natural gas usage through the end of 2003 (approximately 6,600 MM BTUs).

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

        The above futures contracts are accounted for as cash flow hedges at December 31, 2002. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting anticipated cash flows of the hedged transactions. For hedged forecasted transactions, hedge accounting will be discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses will be recorded to earnings immediately.

        At December 31, 2002, an unrealized net gain of $2.2 million, after tax of $1.2 million, related to these commodity futures contracts was included in OCI. There was no ineffectiveness recognized during 2002.

        The Company's international affiliates may enter into short-term forward exchange agreements to purchase foreign currencies at set rates in the future. These foreign currency forward exchange agreements are used to limit exposure to fluctuations in foreign currency exchange rates for all significant planned purchases of fixed assets or commodities that are denominated in a currency other than the affiliate's functional currency. Affiliates may also use forward exchange agreements to offset the foreign currency risk for receivables and payables not denominated in their functional currency. The Company records these short-term forward exchange agreements on the balance sheet at fair value and changes in the fair value are charged to earnings.

10. Accumulated Other Comprehensive Income (Loss)    The components of comprehensive income (loss) are: (a) net earnings (loss); (b) change in fair value of certain derivative instruments; (c) adjustment of minimum pension liabilities; and, (d) foreign currency translation adjustments. The net effect of exchange rate fluctuations generally reflects changes in the relative strength of the U.S. dollar against major foreign currencies between the beginning and end of the year.

        The following table lists the beginning balance, yearly activity and ending balance of each component of accumulated other comprehensive income (loss):

	Net Effect of Exchange Rate Fluctuations	Deferred Income Taxes	Minimum Pension Liability	Change in Certain Derivative Instruments	Total Accumulated Comprehensive Income
Balance on January 1, 2000	$(365.1)	$21.6	$—	$—	$(343.5)
2000 Change	(138.7)	2.8			(135.9)

Balance on December 31, 2000	(503.8)	24.4			(479.4)
2001 Change	(68.6)	2.6		(2.5)	(68.5)

Balance on December 31, 2001	(572.4)	27.0		(2.5)	(547.9)
2002 Change	94.7	(1.0)	(91.5)	4.7	6.9

Balance on December 31, 2002	$(477.7)	$26.0	$(91.5)	$2.2	$(541.0)

11. Income Taxes    Deferred income taxes reflect: (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (2) carryovers and credits for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows (certain amounts from prior year have been reclassified to conform to current year presentation):

	2002	2001
Deferred tax assets:
Tax loss carryovers	$38.2	$32.7
Other	73.1	126.5

Total deferred tax assets	111.3	159.2
Deferred tax liabilities:
Property, plant and equipment	161.6	161.8
Inventory	27.7	35.8
Other	59.3	117.6

Total deferred tax liabilities	248.6	315.2

Net deferred tax liabilities	$(137.3)	$(156.0)

        Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2002 and 2001 as follows:

	2002	2001
Prepaid expenses	$0.4	$5.9
Deferred tax liabilities	(137.7)	(161.9)

Net deferred tax liabilities	$(137.3)	$(156.0)

        The provision for income taxes consists of the following:

	2002	2001	2000
Current:
State	$0.2	$(0.3)	$0.3
Foreign	65.8	15.1	87.9

	66.0	14.8	88.2

Deferred:
U.S. Federal	49.5	30.1	(14.1)
State	5.3	3.6	(4.7)
Foreign	(9.7)	38.8	(45.4)

	45.1	72.5	(64.2)

Total:
U.S. Federal	49.5	30.1	(14.1)
State	5.5	3.3	(4.4)
Foreign	56.1	53.9	42.5

	$111.1	$87.3	$24.0

        The provision for income taxes was calculated based on the following components of earnings (loss) before income taxes:

	2002	2001	2000
Domestic	$133.7	$58.3	$(81.4)
Foreign	273.6	118.0	146.0

	$407.3	$176.3	$64.6

        Income taxes paid in cash were as follows:

	2002	2001	2000
Domestic	$—	$0.2	$0.5
Foreign	39.2	45.7	44.3

	$39.2	$45.9	$44.8

        A reconciliation of the provision for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows:

	2002	2001	2000
Pretax earnings at statutory U.S. Federal tax rate	$142.5	$61.7	$22.6
Increase (decrease) in provision for income taxes due to:
Amortization of goodwill		15.1	15.6
State taxes, net of federal benefit	3.6	2.1	(2.9)
Foreign earnings at different rates	(28.7)	(3.4)	(9.3)
Adjustment for non-U.S. tax law changes	(5.7)	6.0	(9.3)
Other items	(0.6)	5.8	7.3

Provision for income taxes	$111.1	$87.3	$24.0

Effective tax rate	27.3%	49.5%	37.2%

        The Company is included in OI Inc.'s consolidated tax returns. OI Inc. has net operating losses, alternative minimum tax credits, and research and development credits available to offset future U.S. Federal income tax.

        At December 31, 2002, the Company's equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $841.5 million. It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed.

12. Related Party Transactions    Charges for administrative services are allocated to the Company by OI Inc. based on an annual utilization level. Such services include compensation and benefits administration, payroll processing, use of certain general accounting systems, auditing, income tax planning and compliance, and treasury services. Management believes that such transactions are on terms no less favorable to the Company than those that could be obtained from unaffiliated third parties. The following information summarizes the Company's significant related party transactions:

	Years ended December 31,
	2002	2001	2000
Revenues:
Sales to affiliated companies	$0.6	$1.0	$3.1

Expenses:
Administrative services	19.4	18.5	21.5
Corporate management fee	16.7	16.3	17.9

Total expenses	$36.1	$34.8	$39.4

        The above expenses are recorded in the statement of operations as follows:

	Years ended December 31,
	2002	2001	2000
Cost of sales	$17.3	$16.4	$19.2
Selling, general, and adminstrative expenses	18.8	18.4	20.2

Total expenses	$36.1	$34.8	$39.4

        Intercompany interest is charged to the Company from OI Inc. based on intercompany debt balances. An interest rate is calculated monthly based on OI Inc's total consolidated monthly external debt balance and the related interest expense, including finance fee amortization and commitment fees. The calculated rate is applied monthly to the intercompany debt balance to determine intercompany interest expense.

13. Pension Benefit Plans    The Company participates in OI Inc.'s defined benefit pension plans for substantially all employees located in the United States. Benefits generally are based on compensation for salaried employees and on length of service for hourly employees. OI Inc.'s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements. Independent actuaries determine pension costs for each subsidiary of OI Inc. included in the plans; however, accumulated benefit obligation information and plan assets pertaining to each subsidiary have not been separately determined. As such, the accumulated benefit obligation and the plan assets related to the pension plans for domestic employees have been retained by another subsidiary of OI Inc. Net credits to results of operations for the Company's allocated portion of the domestic pension costs amounted to $71.2 million in 2002, $77.1 million in 2001, and $82.9 million in 2000.

        On October 1, 2001, the Company completed the acquisition of the Canadian glass container assets of Consumers Packaging Inc. As part of the transaction, the Company assumed certain of the pension liabilities of Consumers Packaging. The information below includes the activity of these pension plans from October 1, 2001.

        The Company's subsidiaries in the United Kingdom, Australia and Canada also have pension plans covering substantially all employees. The following tables relate to the Company's principal defined benefit pension plans in the United Kingdom, Australia and Canada (the International Pension Plans).

        The changes in the International Pension Plans benefit obligations for the year were as follows:

	2002	2001
Obligations at beginning of year	$544.4	$392.7
Change in benefit obligations:
Service cost	11.2	9.3
Interest cost	32.6	22.9
Actuarial (gain) loss	33.8	(13.1)
Acquisitions		170.0
Benefit payments	(31.8)	(25.5)
Translation	41.5	(15.2)
Other	4.5	3.3

Net increase in benefit obligations	91.8	151.7

Obligations at end of year	$636.2	$544.4

        The changes in the fair value of the International Pension Plans' assets for the year were as follows:

	2002	2001
Fair value at beginning of year	$480.6	$416.1
Change in fair value:
Actual loss on plan assets	(58.1)	(26.6)
Benefit payments	(31.8)	(25.5)
Acquisitions		119.9
Translation	41.5	(16.5)
Other	9.3	13.2

Net (decrease) increase in fair value of assets	(39.1)	64.5

Fair value at end of year	$441.5	$480.6

        The funded status of the International Pension Plans at year end was as follows:

	2002	2001
Plan assets at fair value	$441.5	$480.6
Projected benefit obligations	636.2	544.4

Funded status of the plans	(194.7)	(63.8)
Net unrecognized items:
Actuarial loss	195.3	46.7
Prior service cost	12.3	12.4

	207.6	59.1

Net prepaid (accrued) pension	$12.9	$(4.7)

        The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2002 and 2001 as follows:

	2002	2001
Prepaid pension	$13.2	$49.8
Other liabilities	(50.9)	(54.5)
Minimum pension liability, included with other liabilities	(92.2)
Intangible asset, included with deposits and other assets	12.1
Accumulated other comprehensive income	130.7

Net amount recognized	$12.9	$(4.7)

        The components of the International Pension Plans' net pension expense (credit) were as follows:

	2002	2001	2000
Service cost	$11.2	$9.3	$9.1
Interest cost	32.6	22.9	22.3
Expected asset return	(44.4)	(36.8)	(35.9)
Amortization:
Prior service cost	1.3	1.2	0.8
Gain			(0.1)

Net amortization	1.3	1.2	0.7

Net expense (credit)	$0.7	$(3.4)	$(3.8)

        The following selected information is for plans with projected benefit obligations in excess of the fair value of plan assets at year end:

	2002	2001
Projected benefit obligations	$636.2	$484.7
Fair value of plan assets	441.5	411.8

        The following information is for plans with accumulated benefit obligations in excess of the fair value of plan assets at year end:

	2002	2001
Accumulated benefit obligations	$513.5	$145.8
Fair value of plan assets	372.4	131.5

        For the International Pension Plans, the actuarial present value of benefit obligations is based on a weighted discount rate of approximately 5.75% for 2002 and 6.00% for 2001. Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases on a weighted scale of approximately 3.75% for 2002 and 4.00% for 2001. The expected weighted long-term rate of return on assets was approximately 8.00% for 2002, 8.50% for 2001, and 7.75% for 2000. Amortization included in net pension credits is based on the average remaining service of employees. Plan assets include marketable equity securities, government and corporate debt securities, real estate and commingled funds.

        The Company recognized a minimum pension liability for the pension plan in the United Kingdom that is equal to the difference between the accumulated benefit obligation over plan assets in excess of accrued pension cost. In addition to eliminating the prepaid pension asset, an intangible asset and a reduction of equity were recognized. Pursuant to this requirement, the Company recorded, as of December 31, 2002 a minimum pension liability $92.2 million, an intangible asset of $12.1 million, and accumulated other comprehensive loss of $130.7 million.

        OI Inc. also sponsors several defined contribution plans for all salaried and hourly U.S. employees of the Company. Participation is voluntary and participants' contributions are based on their compensation. OI Inc. matches contributions of participants, up to various limits, in substantially all plans. OI Inc. charges the Company for its share of the match. The Company's share of the contributions to these plans amounted to $4.9 million in 2002, $4.8 million in 2001, and $5.6 million in 2000.

14. Postretirement Benefits Other Than Pensions    OI Inc. provides certain retiree health care and life insurance benefits covering substantially all U.S. salaried and certain hourly employees. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service. Independent actuaries determine postretirement benefit costs for each subsidiary of OI Inc.; however, accumulated postretirement benefit obligation information pertaining to each subsidiary has not been separately determined. As such, the accumulated postretirement benefit obligation has been retained by another subsidiary of OI Inc.

        The Company's net periodic postretirement benefit cost, as allocated by OI Inc., for domestic employees was $11.8 million, $12.0 million, and $11.3 million at December 31, 2002, 2001, and 2000, respectively.

        On October 1, 2001, the Company completed the acquisition of the Canadian glass container assets of Consumers Packaging Inc. The information below includes the activity of the related Canadian retiree health care plan from October 1, 2001.

        The changes in the Canadian postretirement benefit obligations were as follows:

	2002	2001
Obligations at beginning of year	$31.7	$—
Change in benefit obligations:
Service cost	0.9	0.1
Interest cost	2.6	0.5
Actuarial loss		0.1
Acquisition		31.2
Benefit payments	(0.9)	(0.2)
Other	6.1

Net change in benefit obligations	8.7	31.7

Obligations at end of year	$40.4	$31.7

        The funded status of the Canadian postretirement benefit plans at year end was as follows:

	2002	2001
Accumulated postretirement benefit obligations	$40.4	$31.7
Net unrecognized items:
Actuarial loss	(0.3)	(0.1)

Nonpension postretirement benefit obligations	$40.1	$31.6

        The Company's nonpension postretirement benefit obligations are included with other long term liabilities on the balance sheet.

        The components of the Canadian net postretirement benefit cost were as follows:

	2002	2001
Service cost	$0.9	$0.1
Interest cost	2.6	0.5

Net postretirement benefit cost	$3.5	$0.6

        Assumed health care cost inflation was based on a rate of 8.50% in 2002, declining to an ultimate rate of 5.50%. A one percentage point decrease in the rate would have decreased the accumulated postretirement benefit obligation at December 31, 2002 by $5.1 million and decreased the net postretirement benefit cost for 2002 by $0.3 million. A one percentage point increase in the rate would have increased the accumulated postretirement benefit obligation at December 31, 2002 by $6.0 million and increased the net postretirement benefit cost for 2002 by $0.4 million. The assumed weighted average discount rate used in determining the accumulated postretirement benefit obligation was 6.50% at December 31, 2002.

        Benefits provided by OI Inc. for certain of the hourly retirees of the Company are determined by collective bargaining. Most other domestic hourly retirees receive health and life insurance benefits from a multiemployer trust established by collective bargaining. Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $6.2 million in 2002, $6.3 million in 2001, and $7.5 million in 2000. Postretirement health and life benefits for retirees of foreign affiliates are generally provided through the national health care programs of the countries in which the affiliates are located.

15. Other Revenue    Other revenue for the year ended December 31, 2001 includes $10.3 million from the sale of a minerals business in Australia.

16. Other Costs and Expenses    Other costs and expenses for the year ended December 31, 2001 include pretax charges of $96.2 million related to the following:

  •
  Impairment charges of $25.2 million to write down the majority of the long-lived assets at the Company's glass container facility in Puerto Rico. While the Company intends to continue to operate this facility, an analysis of cash flows indicated that the long-lived assets, including buildings, furnaces and factory equipment, were impaired.

  •
  Impairment charges of $16.5 million to substantially write off buildings, furnaces and factory equipment related to the permanent closing of a glass container facility in Venezuela.

  •
  Impairment charges of $19.0 million at various other international and domestic facilities in response to decisions about pricing and market strategy. These charges related to the permanent closing of the flat glass facility in Venezuela and the abandonment of certain equipment at various locations.

  •
  Other costs of $4.5 million related to closing facilities and reducing workforce. The total workforce reductions involved approximately 220 employees at a cost of approximately $4.0 million, of which substantially all had been paid out at December 31, 2002.

  •
  A charge of $31.0 million related to the loss on the sale of the Company's facilities in India.

        Actions related to the restructuring and impairment charges were substantially completed during 2002.

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

        Selected information relating to the restructuring accruals follows:

	Capacity realignment(a)	Early retirement incentives and special termination benefits	Write-down of impaired property, plant and equipment	Other	Total
2000 restructuring charges	$120.4	$22.0	$40.0	$3.6	$186.0
Write-down of assets to net realizable value	(48.4)		(40.0)	(3.6)	(92.0)
Reduction of OI Inc. prepaid pension asset	(13.0)	(18.2)			(31.2)
Increase in OI Inc. nonpension postretirement benefit liability	(0.6)	(3.2)			(3.8)
Net cash paid	(1.2)	(0.2)			(1.4)

Remaining liabilities at December 31, 2000	57.2	0.4	—	—	57.6
2001 restructuring charges	23.5		41.7		65.2
Write-down of assets to net realizable value	(33.7)		(41.7)		(75.4)
Net cash paid	(24.2)	(0.4)			(24.6)

Remaining liabilities at December 31, 2001	22.8	—	—	—	22.8
Write-down of assets to net realizable value	(6.9)				(6.9)
Net cash paid	(8.2)				(8.2)
Reversal of previous restructuring charges	(5.1)				(5.1)

Remaining liabilities at December 31, 2002	$2.6	$—	$—	$—	$2.6

(a)
Capacity realignment includes charges for plant closing costs, severance benefits, and write-downs of assets for disposal or abandonment as a result of restructuring of manufacturing capacity. Write-downs of assets represent the majority of the charges for 2001.

17. Contingencies    Litigation is pending against the Company, in many cases involving ordinary and routine claims incidental to the business of the Company and in others presenting allegations that are nonroutine and involve compensatory, punitive or treble damage claims as well as other types of relief.

18. Geographic Information    The Company operates in the rigid packaging industry. The Company has one primary reportable product segment within the rigid packaging industry: Glass Containers. The Glass Containers segment includes operations in North America, Europe, the Asia Pacific region, and South America.

        The Company evaluates performance and allocates resources based on earnings before interest income, interest expense, provision for income taxes, minority share owners' interests in earnings of subsidiaries, extraordinary charges, and cumulative effect of accounting change (collectively "EBIT") excluding unusual items. Net sales as shown in the geographic segment information are based on the location of the Company's affiliate which recorded the sales.

        Financial information regarding the Company's geographic segments is as follows:

	North America	Europe	Asia Pacific	South America	Total Geographic Segments
Net sales:
2002	$1,911.4	$994.0	$694.2	$459.3	$4,058.9
2001	1,662.2	909.7	660.6	516.9	3,749.4
2000	1,742.4	894.0	760.7	494.5	3,891.6

EBIT, excluding unusual items and goodwill amortization:
2002	$385.8	$115.9	$127.0	$90.1	$718.8
2001	329.7	95.4	120.6	92.7	638.4
2000	331.4	87.7	145.2	78.4	642.7

Unusual items:
2001:
Gain on the sale of a minerals business in Australia			$10.3		$10.3
Restructuring and impairment charges	$(35.1)	$(6.1)	(0.8)	$(23.2)	(65.2)
Special employee benefit programs	(4.4)	(0.7)	(2.3)	(0.2)	(7.6)
Loss on the sale of the Company's facilities in India			(31.0)		(31.0)
2000:
Charges related to consolidation of manufacturing capacity	(124.0)			3.6	(120.4)
Charges related to early retirement incentives and special termination benefits	(22.0)				(22.0)
Charges related to impairment of property, plant, and equipment in India			(40.0)		(40.0)
Other				(3.6)	(3.6)

        One customer accounted for 12.8%, 11.5%, and 10.9% of the Company's sales in 2002, 2001, and 2000 respectively.

        The Company's net fixed assets by location are as follows:

	United States	Foreign	Total
2002	$615.9	$1,546.6	$2,162.5
2001	605.0	1,498.3	2,103.3
2000	612.6	1,510.3	2,122.9

        Reconciliations to consolidated totals are as follows:

	2002	2001	2000
Revenues:
Net sales	$4,058.9	$3,749.4	$3,891.6
Royalties and net technical assistance	18.0	17.2	17.9
Equity earnings	26.1	18.9	18.7
Interest	20.6	22.3	27.5
Other	39.7	33.8	41.4

Total	$4,163.3	$3,841.6	$3,997.1

Reconciliation of EBIT to earnings before income taxes and minority share owners' interests in earnings of subsidiaries:
EBIT, excluding unusual items and goodwill amortization	$718.8	$638.4	$642.7
Unusual items		(93.5)	(186.0)
Amortization of goodwill		(45.2)	(47.9)
Net interest expense	(311.5)	(323.4)	(344.2)

Total	$407.3	$176.3	$64.6

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Share Owner
Owens-Brockway Glass Container Inc.

        We have audited the accompanying consolidated balance sheets of Owens-Brockway Glass Container Inc. as of December 31, 2002 and 2001, and the related consolidated statements of results of operations, net Parent investment, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens-Brockway Glass Container Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

        As discussed in Note 1 in the Notes to the Consolidated Financial Statements, in 2002 the Company changed its accounting for goodwill.

                      Ernst & Young LLP

Toledo, Ohio
January 23, 2003

CONSOLIDATED RESULTS OF OPERATIONS

Owens-Brockway Glass Container Inc.

(Millions of dollars)

	Years ended December 31,
	2002	2001	2000
Revenues:
Net sales	$4,058.9	$3,749.4	$3,891.6
Other revenue	104.4	92.2	105.5

	4,163.3	3,841.6	3,997.1
Costs and expenses:
Manufacturing, shipping, and delivery	3,178.3	2,946.4	3,090.1
Research and development	9.7	10.5	15.0
Engineering	37.4	30.0	31.2
Selling and administrative	175.6	173.7	170.1
Net intercompany interest	88.6	156.3	245.1
Other interest expense	243.5	189.4	126.6
Other	22.9	159.0	254.4

	3,756.0	3,665.3	3,932.5

Earnings before items below	407.3	176.3	64.6
Provision for income taxes	111.1	87.3	24.0
Minority share owners' interests in earnings of subsidiaries	25.5	19.6	20.6

Earnings before extraordinary item and cumulative effect of accounting change	270.7	69.4	20.0
Extraordinary charge from early extinguishment of debt, net of applicable income taxes	(8.8)
Cumulative effect of accounting change	(47.0)

Net earnings	$214.9	$69.4	$20.0

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

Owens-Brockway Glass Container Inc.

(Millions of dollars)

Assets

	December 31,
	2002	2001
Current assets:
Cash, including time deposits of $18.0 ($28.2 in 2001)	$97.8	$124.7
Receivables including amount from related parties of $14.4 ($1.6 in 2001), less allowances of $22.6 ($32.2 in 2001) for losses and discounts	584.6	575.3
Inventories	657.7	611.0
Prepaid expenses	24.3	23.9

Total current assets	1,364.4	1,334.9
Other assets:
Equity investments	172.8	153.9
Repair parts inventories	169.1	173.5
Prepaid pension	13.2	49.8
Deposits, receivables, and other assets	529.3	421.4
Goodwill	1,661.1	1,556.2

Total other assets	2,545.5	2,354.8
Property, plant, and equipment:
Land, at cost	132.7	135.1
Buildings and equipment, at cost:
Buildings and building equipment	582.1	526.7
Factory machinery and equipment	2,984.1	2,828.9
Transportation, office, and miscellaneous equipment	82.9	79.3
Construction in progress	111.2	196.8

	3,893.0	3,766.8
Less accumulated depreciation	1,730.5	1,663.5

Net property, plant, and equipment	2,162.5	2,103.3

Total assets	$6,072.4	$5,793.0

CONSOLIDATED BALANCE SHEETS (continued)

Owens-Brockway Glass Container Inc.

(Millions of dollars)

Liabilities and Net Parent Investment

	December 31,
	2002	2001
Current liabilities:
Short-term loans	$47.5	$40.4
Accounts payable including amount to related parties of $28.3 ($30.1 in 2001)	397.8	337.0
Salaries and wages	94.4	89.4
U.S. and foreign income taxes	12.6	0.2
Other accrued liabilities	223.0	196.0
Long-term debt due within one year	30.6	26.0

Total current liabilities	805.9	689.0
External long-term debt	2,900.7	2,778.5
Deferred taxes	137.7	161.9
Other liabilities	472.8	275.7
Minority share owners' interests	142.3	159.7
Net Parent investment:
Investment by and advances from Parent	2,154.0	2,276.1
Accumulated other comprehensive loss	(541.0)	(547.9)

Total net Parent investment	1,613.0	1,728.2

Total liabilities and net Parent investment	$6,072.4	$5,793.0

See accompanying Notes to the Consolidated Financial Statements.

Owens-Brockway Glass Container Inc.

CONSOLIDATED NET PARENT INVESTMENT

(Millions of dollars)

	Years ended December 31,
	2002	2001	2000
Investment by and advances to Parent
Balance at beginning of year	$2,276.1	$3,900.3	$3,730.4
Net intercompany transactions	(337.0)	(1,693.6)	174.9
Net earnings	214.9	69.4	20.0
Net loss for the month ended December 31, 2000 for the change in the fiscal year end of certain international affiliates			(25.0)

Balance at end of year	2,154.0	2,276.1	3,900.3

Accumulated other comprehensive loss
Balance at beginning of year	(547.9)	(479.4)	(343.5)
Foreign currency translation adjustments	93.7	(66.0)	(135.9)
Minimum pension liability, net of tax	(91.5)
Change in fair value of certain derivative instruments	4.7	(2.5)

Balance at end of year	(541.0)	(547.9)	(479.4)

Total net Parent investment	$1,613.0	$1,728.2	$3,420.9

Total comprehensive income (loss)
Net earnings	$214.9	$69.4	$20.0
Foreign currency translation adjustments	93.7	(66.0)	(135.9)
Minimum pension liability, net of tax	(91.5)
Change in fair value of certain derivative instruments	4.7	(2.5)

Total	$221.8	$0.9	$(115.9)

See accompanying Notes to the Consolidated Financial Statements.

Owens-Brockway Glass Container Inc.

CONSOLIDATED CASH FLOWS

(Millions of dollars)

	Years ended December 31,
	2002	2001	2000
Operating activities:
Net earnings before extraordinary item and cumulative effect of accounting change	$270.7	$69.4	$20.0
Non-cash charges (credits):
Depreciation	302.3	286.4	298.3
Amortization of deferred costs	32.2	72.3	62.2
Deferred tax provision (credit)	45.1	72.5	(64.2)
Restructuring costs and writeoffs of certain assets		65.2	186.0
Losses on asset sales		20.7
Other	(104.1)	(64.0)	(80.0)
Change in non-current operating assets	(20.4)	18.9	(16.8)
Change in non-current liabilities	(6.5)	(22.1)	(0.1)
Change in components of working capital	41.4	(28.7)	(80.0)

Cash provided by operating activities	560.7	490.6	325.4
Investing activities:
Additions to property, plant and equipment	(341.6)	(364.8)	(301.6)
Acquisitions, net of cash acquired	(15.3)	(169.0)	(77.2)
Net cash proceeds from divestitures and other	17.3	80.0	31.7

Cash utilized in investing activities	(339.6)	(453.8)	(347.1)
Financing activities:
Additions to long-term debt	2,129.2	2,593.0	172.3
Repayments of long-term debt	(2,002.0)	(918.5)	(357.0)
Increase (decrease) in short-term loans	17.4	(35.7)	(40.4)
Net change in intercompany debt	(295.2)	(1,643.0)	200.7
Collateral deposits for certain derivative instruments	(70.9)	(26.1)
Payment of finance fees	(27.7)	(45.3)

Cash utilized in financing activities	(249.2)	(75.6)	(24.4)
Effect of exchange rate fluctuations on cash	1.2	(6.1)	16.1
Effect of change in fiscal year end for certain international affiliates			31.9

(Decrease) increase in cash	(26.9)	(44.9)	1.9
Cash at beginning of year	124.7	169.6	167.7

Cash at end of year	$97.8	$124.7	$169.6

See accompanying Notes to the Consolidated Financial Statements.

Owen-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tabular Data in millions of dollars

1. SIGNIFICANT ACCOUNTING POLICIES

        Basis of Consolidated Statements    The consolidated financial statements of Owens-Brockway Glass Container Inc. ("Company") include the accounts of its subsidiaries. Newly acquired subsidiaries have been included in the consolidated financial statements from dates of acquisition. Prior to December 2000, substantially all of the Company's consolidated foreign subsidiaries reported their results of operations on a one-month lag, which allowed additional time to compile the results. Beginning in December 2000, the one-month lag was eliminated. As a result, the December 2000 results of operations for these subsidiaries, which amounted to a net loss of $25.0 million, were recorded directly to net Parent investment in December 2000. Earnings of most of these subsidiaries for the month of December are typically lower than most other months due to customer and factory holidays, fewer shipping days, and extended maintenance activity. The loss in December 2000 was greater than recent December periods as a result of lower than normal shipments for the month, lower selling prices due to product mix and currency exchange rates, high energy costs, and increased furnace repair work at several facilities.

        The Company uses the equity method of accounting for investments in which it has a significant ownership interest, generally 20% to 50%. Other investments are accounted for at cost.

        Relationship with Owens-Brockway Packaging, Inc., Owens-Illinois Group, Inc. and Owens-Illinois, Inc.     The Company is a wholly-owned subsidiary of Owens-Brockway Packaging, Inc. ("OB Packaging"), and an indirect subsidiary of Owens-Illinois Group, Inc. ("OI Group") and Owens-Illinois, Inc. ("OI Inc."). Although OI Inc. does not conduct any operations, it has substantial obligations related to outstanding indebtedness, dividends for preferred stock and asbestos-related payments. OI Inc. relies primarily on distributions from its direct and indirect subsidiaries to meet these obligations.

        For federal and certain state income tax purposes, the taxable income of the Company is included in the consolidated tax returns of OI Inc. and income taxes are allocated to the Company on a basis consistent with separate returns.

        Nature of Operations    The Company is a leading manufacturer of glass container products. The Company's principal product lines in the Glass Containers product segment are glass containers for the food and beverage industries. The Company has glass container operations located in 19 countries. The principal markets and operations for the Company's glass products are in North America, Europe, South America, and Australia. One customer accounted for 12.8%, 11.5%, and 10.9% of the Company's sales in 2002, 2001, and 2000 respectively.

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

        Cash    The Company defines "cash" as cash and time deposits with maturities of three months or less when purchased. Outstanding checks in excess of funds on deposit are included in accounts payable.

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

        Goodwill    Goodwill represents the excess of cost over fair value of assets of businesses acquired. Through December 31, 2001, goodwill was being amortized over 40 years. In accordance with FAS No. 142 (as described in "New Accounting Standards"), goodwill is no longer being amortized, but is being evaluated annually, as of October 1, for impairment or more frequently if an impairment indicator exists.

        Intangible Assets and Other Long-Lived Assets    Intangible assets are amortized over the expected useful life of the asset. The Company evaluates the recoverability of amortizable intangible assets and other long-lived assets based on undiscounted projected cash flows, excluding interest and taxes, when factors indicate that an impairment may exist. If an impairment exists, the asset is written down to fair value.

        Property, Plant, and Equipment    Property, plant and equipment ("PP&E") is carried at cost and includes expenditures for new facilities and equipment and those costs which substantially increase the useful lives or capacity of existing PP&E. In general, depreciation is computed using the straight-line method. Maintenance and repairs are expensed as incurred. Costs assigned to PP&E of acquired businesses are based on estimated fair values at the date of acquisition.

        Revenue Recognition    The Company recognizes sales, net of estimated discounts and allowances, when the title to the products and risk of loss are transferred to customers. Provisions for rebates to customers are provided in the same period that the related sales are recorded.

        Shipping and Handling Costs    Shipping and handling costs are included with manufacturing, shipping, and delivery costs in the Consolidated Statements of Operations.

        Income Taxes on Undistributed Earnings    In general, the Company plans to continue to reinvest the undistributed earnings of foreign subsidiaries and foreign corporate joint ventures accounted for by the equity method. Accordingly, taxes are provided only on that amount of undistributed earnings in excess of planned reinvestments.

        Foreign Currency Translation    The assets and liabilities of most affiliates and associates are translated at current exchange rates and any related translation adjustments are recorded directly in net Parent investment. For the years ended December 31, 2001 and 2000, the Company's affiliates located in Venezuela operated in a "highly inflationary" economy. Therefore, certain assets of these affiliates were translated at historical exchange rates and all translation adjustments were reflected in the statements of Consolidated Results of Operations. During 2002, the affiliates in Venezuela were no longer considered operating in a "highly inflationary" economy. Assets and liabilities will be translated at current exchange rates with any related translation adjustments being recorded directly to net Parent investment.

        Accounts Receivable    Receivables are stated at amounts estimated by management to be the net realizable value. The Company charges off accounts receivable when it becomes apparent based upon age or customer circumstances that amounts will not be collected.

        Allowance for Doubtful Accounts    The allowance for doubtful accounts is established through charges to the provision for bad debts. The Company evaluates the adequacy of the allowance for doubtful accounts on a periodic basis. The evaluation includes historical trends in collections and write-offs, management's judgment of the probability of collecting accounts and management's evaluation of business risk.

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

        All options have been granted at prices equal to the market price of OI Inc.'s common stock on the date granted. Accordingly, the Company recognizes no compensation expense related to the stock option plans. OI Inc. has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (FAS) No. 123, "Accounting for Stock-Based Compensation."

        A substantial number of the options have been granted to key employees of another subsidiary of OI Inc., some of whose compensation costs are included in an allocation of costs to all operating subsidiaries of OI Inc., including the Company. It is not practical to determine an amount of additional compensation allocable to the Company if OI Inc. had elected to recognize compensation cost based on the fair value of the options granted at grant date as allowed by FAS No. 123.

New Accounting Standards

        FAS No. 142. On January 1, 2002, the Company adopted Financial Accounting Standards ("FAS") No. 142, "Goodwill and Other Intangible Assets". As required by FAS No. 142, the Company is no longer amortizing goodwill, but will be reviewing goodwill annually (or more frequently if impairment indicators arise) for impairment.

        During the first quarter of 2002, the Company completed an impairment test under FAS No. 142 using the business enterprise value ("BEV") of each reporting unit. BEVs were calculated as of the measurement date, January 1, 2002, by determining the present value of debt-free, after-tax future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer. The BEV of each reporting unit was then compared to the book value of each reporting unit as of the measurement date to assess whether an impairment existed under FAS No. 142. Although the Company is principally a manufacturer of glass container products, it does own certain small entities which are part of OI Inc.'s consumer plastic products reporting unit. The Company determined that an impairment existed in the consumer plastic products reporting unit, which operates in a highly competitive and fragmented industry. Excess capacity in this industry had created downward pricing pressure. OI Inc. lowered its earnings and cash flow projections for this unit for several years following the measurement date which resulted in a lower BEV. Following a review of the valuation of the assets of the consumer plastic products reporting unit, the Company has recorded an impairment charge of

$47.0 million. As required by FAS No. 142, the transitional impairment loss has been recognized as the cumulative effect of a change in method of accounting.

        The following earnings for 2001 and 2000 have been presented on an adjusted basis to eliminate goodwill amortization $45.2 million and $47.9 million for 2001 and 2000, respectively, as required by FAS No. 142. The earnings for 2002 have been presented to provide comparative data to the 2001 and 2000 adjusted earnings.

	2002	2001	2000
	(Actual)	(Adjusted)	(Adjusted)
Earnings before extraordinary items and cumulative effect of accounting change	$270.7	$114.6	$67.9
Net earnings	$214.9	$114.6	$67.9

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

        FAS No. 145. In April 2002, the FASB issued FAS No. 145, "Rescission of FASB Statements No. 4, No. 44, and No. 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other things, FAS No. 145 requires gains and losses from early extinguishment of debt to be included in income from continuing operations instead of being classified as extraordinary items as previously required by generally accepted accounting principles. FAS No. 145 is effective for fiscal years beginning after May 15, 2002 and will be adopted by the Company on January 1, 2003. Any gain or loss on early extinguishment of debt that was classified as an extraordinary item in periods prior to adoption must be reclassified into income from continuing operations. The adoption of FAS No. 145 will require the $8.8 million of extraordinary charges for 2002, to be reclassified to interest expense and the provision for income taxes.

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

        FIN No. 45. In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The interpretation's disclosure requirements are effective for financial statements of annual periods ending after December 15, 2002. The Company has complied with the disclosure requirements of FIN 45 for the guarantees issued by its subsidiaries guaranteeing the debt of other subsidiaries.

2. Changes in Components of Working Capital Related to Operations    Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

	2002	2001	2000
Decrease (increase) in current assets:
Short-term investments	$—	$3.6	$12.0
Receivables	(9.5)	2.3	(35.1)
Net intercompany receivable	(18.6)	17.2	(43.9)
Inventories	(49.5)	24.3	(19.5)
Prepaid expenses	(10.0)	0.8	3.8
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	106.4	(46.3)	(20.1)
Salaries and wages	4.5	1.4	(2.6)
U.S. and foreign income taxes	18.1	(32.0)	25.4

	$41.4	$(28.7)	$(80.0)

3. Inventories    Major classes of inventory are as follows:

	2002	2001
Finished goods	$539.6	$507.2
Work in process	6.8	5.9
Raw materials	60.1	53.5
Operating supplies	51.2	44.4

	$657.7	$611.0

        If the inventories which are valued on the LIFO method had been valued at standard costs, which approximate current costs, consolidated inventories would be higher than reported by $14.5 million and $14.7 million, at December 31, 2002 and 2001, respectively.

        Inventories which are valued at the lower of standard costs (which approximate average costs), or market at December 31, 2002 and 2001 were approximately $504.2 million and $465.9 million, respectively.

4. Equity Investments.    Summarized information pertaining to the Company's equity associates follows:

	2002	2001
At end of year:
Equity in undistributed earnings:
Foreign	$89.2	$86.2
Domestic	17.6	21.6

Total	$106.8	$107.8

Equity in cumulative translation adjustment	$(51.3)	$(54.2)

	2002	2001	2000
For the year:
Equity in earnings:
Foreign	$8.5	$7.3	$4.7
Domestic	17.6	11.6	14.0

Total	$26.1	$18.9	$18.7

Dividends received	$29.0	$18.2	$13.9

5. External Long-Term Debt    The following table summarizes the external long-term debt of the Company at December 31, 2002 and 2001:

	2002	2001
Secured Credit Agreement:
Revolving Credit Facility	$1,158.7	$1,560.4
Term Loan		1,045.0
Senior Secured Notes:
8.875%, due 2009	1,000.0
8.75%, due 2012	625.0
Other	147.6	199.1

	2,931.3	2,804.5
Less amounts due within one year	30.6	26.0

External long-term debt	$2,900.7	$2,778.5

        In April 2001, OI Group and certain of its subsidiaries, including the Company and certain of its foreign subsidiaries (the "Borrowers") entered into the Secured Credit Agreement (the "Agreement") with a group of banks, which expires on March 31, 2004. The Agreement provides for a $2.4 billion ($3.0 billion initially) revolving credit facility. The Agreement also initially provided for a $1.5 billion term loan which was repaid with the proceeds from the 2001 sale of OI Group's Harbor Capital Advisors business and the issuance of Senior Secured Notes in 2002 as discussed below. The Agreement includes an Overdraft Account Facility providing for aggregate borrowings up to $50 million which reduce the amount available for borrowing under the Revolving Credit Facility. The Agreement also provides for the issuance of letters of credit totaling up to $500 million, which also reduce the amount available for borrowings under the Revolving Credit Facility.

        Under the Secured Credit Agreement, the Company and its subsidiaries have a total commitment of $1.6 billion provided by the Revolving Credit Facility. At December 31, 2002, the Company and its subsidiaries had unused credit of $370.4 million available under the Secured Credit Agreement.

        The interest rate on borrowings under the Revolving Credit Facility is, at the Borrower's option, the Base Rate or a reserve adjusted Eurodollar rate. The interest rate on borrowings under the Revolving Credit Facility also includes a margin linked to the Company's Consolidated Leverage Ratio, as defined in the Agreement. The margin is limited to ranges of 1.75% to 2.00% for Eurodollar loans and .75% to 1.00% for Base Rate loans. The interest rate on Overdraft Account loans is the Base Rate minus .50%. The weighted average interest rate on borrowings outstanding under the Revolving Credit Facility at December 31, 2002 was 3.61%. Including the effects of cross-currency swap agreements related to Revolving Credit Facility borrowings by the Company's Australian, U.K., and Canadian subsidiaries, the weighted average interest rate was 6.74%. While no compensating balances are required by the Agreement, the Borrowers must pay a facility fee on the Revolving Credit Facility commitments of .50%.

        The Agreement requires, among other things, the maintenance of certain financial ratios, and restricts the creation of liens and certain types of business activities and investments.

        Borrowings under the Agreement are secured by substantially all the assets of the Company, its domestic subsidiaries and certain foreign subsidiaries, which have a book value of approximately $2.1 billion. Borrowings are also secured by a pledge of intercompany debt and equity in most of the Company's domestic subsidiaries and certain stock of certain foreign subsidiaries.

        During January 2002, the Company issued $1.0 billion of Senior Secured Notes. The notes bear interest at 8 7/8% and are due February 15, 2009. The notes are guaranteed by OI Group and substantially all of its domestic subsidiaries. The assets of substantially all of OI Group's domestic subsidiaries are pledged as security for the notes. The Company used substantially all the net cash proceeds from the notes to reduce its outstanding term loan under the Agreement by $980 million. As a result, the Company wrote off unamortized deferred financing fees in January 2002 related to the term loan and recorded an extraordinary charge totaling $10.9 million less applicable income taxes of $4.2 million. The indenture for the note restricts among other things, the ability of the Company and its restricted subsidiaries to borrow money, make investments, create liens, enter into certain transactions with affiliates, and sell certain assets or merge with or into other companies.

        During the fourth quarter of 2002, the Company issued Senior Secured Notes totaling $625 million. The notes bear interest at 8 3/4% and are due November 15, 2012. The notes are guaranteed by OI Group and substantially all of its domestic subsidiaries. The assets of substantially all of OI Group's domestic subsidiaries are pledged as security for the notes. The Company used the net cash proceeds from the notes to repay the remaining $65 million of the outstanding term loan under the Agreement and to permanently reduce its borrowing capacity under the revolving credit facility of the Agreement by $367 million. The remaining $184 million of proceeds were loaned to another subsidiary of OI Group through an intercompany loan and were used to reduce the subsidiary's borrowing capacity under the revolving credit facility of the Agreement. As a result, the Company wrote off unamortized deferred financing fees related to the term loan and the revolver and recorded an extraordinary charge of $3.2 million less applicable income taxes of $1.1 million. The indenture for the new notes has the same restrictions as the Senior Secured Notes issued in January 2002.

        Annual maturities for all of the Company's long-term debt through 2007 are as follows: 2003, $30.6 million; 2004, $1,188.9 million; 2005, $52.0 million; 2006, $12.6 million; and 2007, $11.4 million.

        Interest paid in cash aggregated $204.1 million for 2002, $180.5 million for 2001, and $117.7 million for 2000.

        Fair values at December 31, 2002, of the Company's significant fixed rate debt obligations are as follows:

	Principal Amount (millions of dollars)	Indicated Market Price	Fair Value (millions of dollars)
Senior Secured Notes:
8.875%	$1,000.0	103.75	$1,037.5
8.75%	625.0	102.25	639.1

6. Guarantees of Debt    The Company has guaranteed the borrowings of certain of OI Inc.'s domestic subsidiaries totaling $666.3 million under the Agreement. This guarantee expires with the Agreement on March 31, 2004.

        The Company will be obligated under the above guarantees in the event that OI Inc.'s domestic subsidiaries cannot make required interest or principal payments under the agreement.

7. Operating Leases    Rent expense attributable to all operating leases was $54.7 million in 2002, $51.7 million in 2001, and $44.1 million in 2000. Minimum future rentals under operating leases are as follows: 2003, $40.3 million; 2004, $29.0 million; 2005, $20.9 million; 2006, $16.5 million; and 2007, $16.3 million; and 2008 and thereafter, $23.3 million.

8. Foreign Currency Translation    Aggregate foreign currency exchange gains (losses) included in other costs and expenses were $0.4 million in 2002, $3.9 million in 2001, and $(0.4) million in 2000.

9. Derivative Instruments    Under the terms of the April 2001 Secured Credit Agreement, the Company's affiliates in Australia and the United Kingdom are permitted to borrow in U.S. dollars. In order to manage the international affiliates' exposure to fluctuating foreign exchange rates, the Company's affiliates in Australia and the United Kingdom have entered into currency swaps for the principal portion of their initial borrowings under the Agreement and for their interest payments due under the Agreement.

        As of December 31, 2002, the Company's affiliate in Australia has swapped $650 million of borrowings into $1,275 million Australian dollars. This swap matures on March 31, 2003, with interest resets every 90 days. The interest reset terms of the swap approximate the terms of the U.S. dollar borrowings. This derivative instrument swaps both the interest and principal from U.S. dollars to Australian dollars and also swaps the interest rate from a U.S.-based rate to an Australian-based rate. The Company's affiliate in the United Kingdom has swapped $200 million of bank loans and intercompany borrowings into 139 million British pounds. This swap also matures on March 31, 2003, with interest resets every 90 days. This derivative instrument swaps both the interest and principal from U.S. dollars to British pounds and also swaps the interest rate from a U.S.-based rate to a British-based rate. The Company's affiliates in Australia and in the United Kingdom have also entered in short term forward exchange contracts which effectively swap the additional intercompany and external borrowings at each of these affiliates to its local currency. These hedges swap both the interest and principal of additional borrowings in excess of the two major swap contracts mentioned above.

        As of December 31, 2002, the Company's Canadian affiliate has swapped $60 million of borrowings into $94.7 million Canadian dollars. This swap matures on October 1, 2003. This derivative instrument swaps both the interest and principal from U.S. dollars to Canadian dollars and also swaps the interest rate from a U.S.-based rate to a Canadian-based rate.

        The Company recognizes the above derivatives on the balance sheet at fair value. The Company accounts for the above swaps as fair value hedges. As such, the changes in the value of the swaps are included in other expense and are expected to substantially offset any exchange rate gains or losses on the related U.S. dollar borrowings. For 2002, the amount not offset was immaterial.

        The Company also uses commodity futures contracts related to forecasted natural gas requirements. The objective of these futures contracts is to limit the fluctuations in prices paid for natural gas and the potential volatility in earnings or cash flows from future market price movements. The Company continually evaluates the natural gas market in respect to its future usage requirements. The Company generally evaluates the natural gas market for the next twelve months and continually enters into commodity futures contracts in order to have a portion of its usage requirements hedged through the next twelve months. At December 31, 2002, the Company has entered into commodity futures contracts for approximately 25% of its North American natural gas usage through the end of 2003 (approximately 6,600 MM BTUs).

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

        The above futures contracts are accounted for as cash flow hedges at December 31, 2002. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting anticipated cash flows of the hedged transactions. For hedged forecasted transactions, hedge accounting will be discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses will be recorded to earnings immediately.

        At December 31, 2002, an unrealized net gain of $2.2 million, after tax of $1.2 million, related to these commodity futures contracts was included in OCI. There was no ineffectiveness recognized during 2002.

        The Company's international affiliates may enter into short-term forward exchange agreements to purchase foreign currencies at set rates in the future. These foreign currency forward exchange agreements are used to limit exposure to fluctuations in foreign currency exchange rates for all significant planned purchases of fixed assets or commodities that are denominated in a currency other than the affiliate's functional currency. Affiliates may also use forward exchange agreements to offset the foreign currency risk for receivables and payables not denominated in their functional currency. The Company records these short-term forward exchange agreements on the balance sheet at fair value and changes in the fair value are charged to earnings.

10. Accumulated Other Comprehensive Income (Loss)    The components of comprehensive income (loss) are: (a) net earnings (loss); (b) change in fair value of certain derivative instruments; (c) adjustment of minimum pension liabilities; and, (d) foreign currency translation adjustments. The net effect of exchange rate fluctuations generally reflects changes in the relative strength of the U.S. dollar against major foreign currencies between the beginning and end of the year.

        The following table lists the beginning balance, yearly activity and ending balance of each component of accumulated other comprehensive income (loss):

	Net Effect of Exchange Rate Fluctuations	Deferred Income Taxes	Minimum Pension Liability	Change in Certain Derivative Instruments	Total Accumulated Comprehensive Income
Balance on January 1, 2000	$(365.1)	$21.6	$—	$—	$(343.5)
2000 Change	(138.7)	2.8			(135.9)

Balance on December 31, 2000	(503.8)	24.4			(479.4)
2001 Change	(68.6)	2.6		(2.5)	(68.5)

Balance on December 31, 2001	(572.4)	27.0		(2.5)	(547.9)
2002 Change	94.7	(1.0)	(91.5)	4.7	6.9

Balance on December 31, 2002	$(477.7)	$26.0	$(91.5)	$2.2	$(541.0)

11. Income Taxes Deferred income taxes reflect:    (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (2) carryovers and credits for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows (certain amounts from prior year have been reclassified to conform to current year presentation):

	2002	2001
Deferred tax assets:
Tax loss carryovers	$38.2	$32.7
Other	73.1	126.5

Total deferred tax assets	111.3	159.2
Deferred tax liabilities:
Property, plant and equipment	161.6	161.8
Inventory	27.7	35.8
Other	59.3	117.6

Total deferred tax liabilities	248.6	315.2

Net deferred tax liabilities	$(137.3)	$(156.0)

        Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2002 and 2001 as follows:

	2002	2001
Prepaid expenses	$0.4	$5.9
Deferred tax liabilities	(137.7)	(161.9)

Net deferred tax liabilities	$(137.3)	$(156.0)

        The provision for income taxes consists of the following:

	2002	2001	2000
Current:
State	$0.2	$(0.3)	$0.3
Foreign	65.8	15.1	87.9

	66.0	14.8	88.2

Deferred:
U.S. Federal	49.5	30.1	(14.1)
State	5.3	3.6	(4.7)
Foreign	(9.7)	38.8	(45.4)

	45.1	72.5	(64.2)

Total:
U.S. Federal	49.5	30.1	(14.1)
State	5.5	3.3	(4.4)
Foreign	56.1	53.9	42.5

	$111.1	$87.3	$24.0

        The provision for income taxes was calculated based on the following components of earnings (loss) before income taxes:

	2002	2001	2000
Domestic	$133.7	$58.3	$(81.4)
Foreign	273.6	118.0	146.0

	$407.3	$176.3	$64.6

        Income taxes paid in cash were as follows:

	2002	2001	2000
Domestic	$—	$0.2	$0.5
Foreign	39.2	45.7	44.3

	$39.2	$45.9	$44.8

        A reconciliation of the provision for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows:

	2002	2001	2000
Pretax earnings at statutory U.S. Federal tax rate	$142.5	$61.7	$22.6
Increase (decrease) in provision for income taxes due to:
Amortization of goodwill		15.1	15.6
State taxes, net of federal benefit	3.6	2.1	(2.9)
Foreign earnings at different rates	(28.7)	(3.4)	(9.3)
Adjustment for non-U.S. tax law changes	(5.7)	6.0	(9.3)
Other items	(0.6)	5.8	7.3

Provision for income taxes	$111.1	$87.3	$24.0

Effective tax rate	27.3%	49.5%	37.2%

        The Company is included in OI Inc.'s consolidated tax returns. OI Inc. has net operating losses, alternative minimum tax credits, and research and development credits available to offset future U.S. Federal income tax.

        At December 31, 2002, the Company's equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $841.5 million. It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed.

12. Related Party Transactions    Charges for administrative services are allocated to the Company by OI Inc. based on an annual utilization level. Such services include compensation and benefits administration, payroll processing, use of certain general accounting systems, auditing, income tax planning and compliance, and treasury services. Management believes that such transactions are on terms no less favorable to the Company than those that could be obtained from unaffiliated third parties. The following information summarizes the Company's significant related party transactions:

	Years ended December 31,
	2002	2001	2000
Revenues:
Sales to affiliated companies	$0.6	$1.0	$3.1

Expenses:
Administrative services	19.4	18.5	21.5
Corporate management fee	16.7	16.3	17.9

Total expenses	$36.1	$34.8	$39.4

        The above expenses are recorded in the statement of operations as follows:

	Years ended December 31,
	2002	2001	2000
Cost of sales	$17.3	$16.4	$19.2
Selling, general, and adminstrative expenses	18.8	18.4	20.2

Total expenses	$36.1	$34.8	$39.4

        Intercompany interest is charged to the Company from OI Inc. based on intercompany debt balances. An interest rate is calculated monthly based on OI Inc's total consolidated monthly external debt balance and the related interest expense, including finance fee amortization and commitment fees. The calculated rate is applied monthly to the intercompany debt balance to determine intercompany interest expense.

13. Pension Benefit Plans    The Company participates in OI Inc.'s defined benefit pension plans for substantially all employees located in the United States. Benefits generally are based on compensation for salaried employees and on length of service for hourly employees. OI Inc.'s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements. Independent actuaries determine pension costs for each subsidiary of OI Inc. included in the plans; however, accumulated benefit obligation information and plan assets pertaining to each subsidiary have not been separately determined. As such, the accumulated benefit obligation and the plan assets related to the pension plans for domestic employees have been retained by another subsidiary of OI Inc. Net credits to results of operations for the Company's allocated portion of the domestic pension costs amounted to $71.2 million in 2002, $77.1 million in 2001, and $82.9 million in 2000.

        On October 1, 2001, the Company completed the acquisition of the Canadian glass container assets of Consumers Packaging Inc. As part of the transaction, the Company assumed certain of the pension liabilities of Consumers Packaging. The information below includes the activity of these pension plans from October 1, 2001.

        The Company's subsidiaries in the United Kingdom, Australia and Canada also have pension plans covering substantially all employees. The following tables relate to the Company's principal defined benefit pension plans in the United Kingdom, Australia and Canada (the International Pension Plans).

        The changes in the International Pension Plans benefit obligations for the year were as follows:

	2002	2001
Obligations at beginning of year	$544.4	$392.7
Change in benefit obligations:
Service cost	11.2	9.3
Interest cost	32.6	22.9
Actuarial (gain) loss	33.8	(13.1)
Acquisitions		170.0
Benefit payments	(31.8)	(25.5)
Translation	41.5	(15.2)
Other	4.5	3.3

Net increase in benefit obligations	91.8	151.7

Obligations at end of year	$636.2	$544.4

        The changes in the fair value of the International Pension Plans' assets for the year were as follows:

	2002	2001
Fair value at beginning of year	$480.6	$416.1
Change in fair value:
Actual loss on plan assets	(58.1)	(26.6)
Benefit payments	(31.8)	(25.5)
Acquisitions		119.9
Translation	41.5	(16.5)
Other	9.3	13.2

Net (decrease) increase in fair value of assets	(39.1)	64.5

Fair value at end of year	$441.5	$480.6

        The funded status of the International Pension Plans at year end was as follows:

	2002	2001
Plan assets at fair value	$441.5	$480.6
Projected benefit obligations	636.2	544.4

Funded status of the plans	(194.7)	(63.8)
Net unrecognized items:
Actuarial loss	195.3	46.7
Prior service cost	12.3	12.4

	207.6	59.1

Net prepaid (accrued) pension	$12.9	$(4.7)

        The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2002 and 2001 as follows:

	2002	2001
Prepaid pension	$13.2	$49.8
Other liabilities	(50.9)	(54.5)
Minimum pension liability, included with other liabilities	(92.2)
Intangible asset, included with deposits and other assets	12.1
Accumulated other comprehensive income	130.7

Net amount recognized	$12.9	$(4.7)

        The components of the International Pension Plans' net pension expense (credit) were as follows:

	2002	2001	2000
Service cost	$11.2	$9.3	$9.1
Interest cost	32.6	22.9	22.3
Expected asset return	(44.4)	(36.8)	(35.9)
Amortization:
Prior service cost	1.3	1.2	0.8
Gain			(0.1)

Net amortization	1.3	1.2	0.7

Net expense (credit)	$0.7	$(3.4)	$(3.8)

        The following selected information is for plans with projected benefit obligations in excess of the fair value of plan assets at year end:

	2002	2001
Projected benefit obligations	$636.2	$484.7
Fair value of plan assets	441.5	411.8

        The following information is for plans with accumulated benefit obligations in excess of the fair value of plan assets at year end:

	2002	2001
Accumulated benefit obligations	$513.5	$145.8
Fair value of plan assets	372.4	131.5

        For the International Pension Plans, the actuarial present value of benefit obligations is based on a weighted discount rate of approximately 5.75% for 2002 and 6.00% for 2001. Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases on a weighted scale of approximately 3.75% for 2002 and 4.00% for 2001. The expected weighted long-term rate of return on assets was approximately 8.00% for 2002, 8.50% for 2001, and 7.75% for 2000. Amortization included in net pension credits is based on the average remaining service of employees. Plan assets include marketable equity securities, government and corporate debt securities, real estate and commingled funds.

        The Company recognized a minimum pension liability for the pension plan in the United Kingdom that is equal to the difference between the accumulated benefit obligation over plan assets in excess of accrued pension cost. In addition to eliminating the prepaid pension asset, an intangible asset and a reduction of equity were recognized. Pursuant to this requirement, the Company recorded, as of December 31, 2002 a minimum pension liability $92.2 million, an intangible asset of $12.1 million, and accumulated other comprehensive loss of $130.7 million.

        OI Inc. also sponsors several defined contribution plans for all salaried and hourly U.S. employees of the Company. Participation is voluntary and participants' contributions are based on their compensation. OI Inc. matches contributions of participants, up to various limits, in substantially all plans. OI Inc. charges the Company for its share of the match. The Company's share of the contributions to these plans amounted to $4.9 million in 2002, $4.8 million in 2001, and $5.6 million in 2000.

14. Postretirement Benefits Other Than Pensions    OI Inc. provides certain retiree health care and life insurance benefits covering substantially all U.S. salaried and certain hourly employees. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service. Independent actuaries determine postretirement benefit costs for each subsidiary of OI Inc.; however, accumulated postretirement benefit obligation information pertaining to each subsidiary has not been separately determined. As such, the accumulated postretirement benefit obligation has been retained by another subsidiary of OI Inc.

        The Company's net periodic postretirement benefit cost, as allocated by OI Inc., for domestic employees was $11.8 million, $12.0 million, and $11.3 million at December 31, 2002, 2001, and 2000, respectively.

        On October 1, 2001, the Company completed the acquisition of the Canadian glass container assets of Consumers Packaging Inc. The information below includes the activity of the related Canadian retiree health care plan from October 1, 2001.

        The changes in the Canadian postretirement benefit obligations were as follows:

	2002	2001
Obligations at beginning of year	$31.7	$—
Change in benefit obligations:
Service cost	0.9	0.1
Interest cost	2.6	0.5
Actuarial loss		0.1
Acquisition		31.2
Benefit payments	(0.9)	(0.2)
Other	6.1

Net change in benefit obligations	8.7	31.7

Obligations at end of year	$40.4	$31.7

        The funded status of the Canadian postretirement benefit plans at year end was as follows:

	2002	2001
Accumulated postretirement benefit obligations	$40.4	$31.7
Net unrecognized items:
Actuarial loss	(0.3)	(0.1)

Nonpension postretirement benefit obligations	$40.1	$31.6

        The Company's nonpension postretirement benefit obligations are included with other long term liabilities on the balance sheet.

        The components of the Canadian net postretirement benefit cost were as follows:

	2002	2001
Service cost	$0.9	$0.1
Interest cost	2.6	0.5

Net postretirement benefit cost	$3.5	$0.6

        Assumed health care cost inflation was based on a rate of 8.50% in 2002, declining to an ultimate rate of 5.50%. A one percentage point decrease in the rate would have decreased the accumulated postretirement benefit obligation at December 31, 2002 by $5.1 million and decreased the net postretirement benefit cost for 2002 by $0.3 million. A one percentage point increase in the rate would have increased the accumulated postretirement benefit obligation at December 31, 2002 by $6.0 million and increased the net postretirement benefit cost for 2002 by $0.4 million. The assumed weighted average discount rate used in determining the accumulated postretirement benefit obligation was 6.50% at December 31, 2002.

        Benefits provided by OI Inc. for certain of the hourly retirees of the Company are determined by collective bargaining. Most other domestic hourly retirees receive health and life insurance benefits from a multiemployer trust established by collective bargaining. Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $6.2 million in 2002, $6.3 million in 2001, and $7.5 million in 2000. Postretirement health and life benefits for retirees of foreign affiliates are generally provided through the national health care programs of the countries in which the affiliates are located.

15. Other Revenue    Other revenue for the year ended December 31, 2001 includes $10.3 million from the sale of a minerals business in Australia.

16. Other Costs and Expenses    Other costs and expenses for the year ended December 31, 2001 include pretax charges of $96.2 million related to the following:

  •
  Impairment charges of $25.2 million to write down the majority of the long-lived assets at the Company's glass container facility in Puerto Rico. While the Company intends to continue to operate this facility, an analysis of cash flows indicated that the long-lived assets, including buildings, furnaces and factory equipment, were impaired.

  •
  Impairment charges of $16.5 million to substantially write off buildings, furnaces and factory equipment related to the permanent closing of a glass container facility in Venezuela.

  •
  Impairment charges of $19.0 million at various other international and domestic facilities in response to decisions about pricing and market strategy. These charges related to the permanent closing of the flat glass facility in Venezuela and the abandonment of certain equipment at various locations.

  •
  Other costs of $4.5 million related to closing facilities and reducing workforce. The total workforce reductions involved approximately 220 employees at a cost of approximately $4.0 million, of which substantially all had been paid out at December 31, 2002.

  •
  A charge of $31.0 million related to the loss on the sale of the Company's facilities in India.

        Actions related to the restructuring and impairment charges were substantially completed during 2002.

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

        Selected information relating to the restructuring accruals follows:

	Capacity realignment (a)	Early retirement incentives and special termination benefits	Write-down of impaired property, plant and equipment	Other	Total
2000 restructuring charges	$120.4	$22.0	$40.0	$3.6	$186.0
Write-down of assets to net realizable value	(48.4)		(40.0)	(3.6)	(92.0)
Reduction of OI Inc. prepaid pension asset	(13.0)	(18.2)			(31.2)
Increase in OI Inc. nonpension postretirement benefit liability	(0.6)	(3.2)			(3.8)
Net cash paid	(1.2)	(0.2)			(1.4)

Remaining liabilities at December 31, 2000	57.2	0.4	—	—	57.6
2001 restructuring charges	23.5		41.7		65.2
Write-down of assets to net realizable value	(33.7)		(41.7)		(75.4)
Net cash paid	(24.2)	(0.4)			(24.6)

Remaining liabilities at December 31, 2001	22.8	—	—	—	22.8
Write-down of assets to net realizable value	(6.9)				(6.9)
Net cash paid	(8.2)				(8.2)
Reversal of previous restructuring charges	(5.1)				(5.1)

Remaining liabilities at December 31, 2002	$2.6	$—	$—	$—	$2.6

(a)
Capacity realignment includes charges for plant closing costs, severance benefits, and write-downs of assets for disposal or abandonment as a result of restructuring of manufacturing capacity. Write-downs of assets represent the majority of the charges for 2001.

17. Contingencies    Litigation is pending against the Company, in many cases involving ordinary and routine claims incidental to the business of the Company and in others presenting allegations that are nonroutine and involve compensatory, punitive or treble damage claims as well as other types of relief.

18. Geographic Information    The Company operates in the rigid packaging industry. The Company has one primary reportable product segment within the rigid packaging industry: Glass Containers. The Glass Containers segment includes operations in North America, Europe, the Asia Pacific region, and South America.

        The Company evaluates performance and allocates resources based on earnings before interest income, interest expense, provision for income taxes, minority share owners' interests in earnings of subsidiaries, extraordinary charges, and cumulative effect of accounting change (collectively "EBIT") excluding unusual items. Net sales as shown in the geographic segment information are based on the location of the Company's affiliate which recorded the sales.

        Financial information regarding the Company's geographic segments is as follows:

	North America	Europe	Asia Pacific	South America	Total Geographic Segments
Net sales:
2002	$1,911.4	$994.0	$694.2	$459.3	$4,058.9
2001	1,662.2	909.7	660.6	516.9	3,749.4
2000	1,742.4	894.0	760.7	494.5	3,891.6

EBIT, excluding unusual items and goodwill amortization:
2002	$385.8	$115.9	$127.0	$90.1	$718.8
2001	329.7	95.4	120.6	92.7	638.4
2000	331.4	87.7	145.2	78.4	642.7

Unusual items:
2001:
Gain on the sale of a minerals business in Australia			$10.3		$10.3
Restructuring and impairment charges	$(35.1)	$(6.1)	(0.8)	$(23.2)	(65.2)
Special employee benefit programs	(4.4)	(0.7)	(2.3)	(0.2)	(7.6)
Loss on the sale of the Company's facilities in India			(31.0)		(31.0)
2000:
Charges related to consolidation of manufacturing capacity	(124.0)			3.6	(120.4)
Charges related to early retirement incentives and special termination benefits	(22.0)				(22.0)
Charges related to impairment of property, plant, and equipment in India			(40.0)		(40.0)
Other				(3.6)	(3.6)

        One customer accounted for 12.8%, 11.5%, and 10.9% of the Company's sales in 2002, 2001, and 2000 respectively.

        The Company's net fixed assets by location are as follows:

	United States	Foreign	Total
2002	$615.9	$1,546.6	$2,162.5
2001	605.0	1,498.3	2,103.3
2000	612.6	1,510.3	2,122.9

        Reconciliations to consolidated totals are as follows:

	2002	2001	2000
Revenues:
Net sales	$4,058.9	$3,749.4	$3,891.6
Royalties and net technical assistance	18.0	17.2	17.9
Equity earnings	26.1	18.9	18.7
Interest	20.6	22.3	27.5
Other	39.7	33.8	41.4

Total	$4,163.3	$3,841.6	$3,997.1

Reconciliation of EBIT to earnings before income taxes and minority share owners' interests in earnings of subsidiaries:
EBIT, excluding unusual items and goodwill amortization	$718.8	$638.4	$642.7
Unusual items		(93.5)	(186.0)
Amortization of goodwill		(45.2)	(47.9)
Net interest expense	(311.5)	(323.4)	(344.2)

Total	$407.3	$176.3	$64.6

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Share Owner
OI Plastic Products FTS Inc.

        We have audited the accompanying consolidated balance sheets of OI Plastic Products FTS Inc. as of December 31, 2002 and 2001, and the related consolidated statements of results of operations, net Parent investment, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OI Plastic Products FTS Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

        As discussed in Note 1 in the Notes to the Consolidated Financial Statements, in 2002 the Company changed its accounting for goodwill.

Ernst & Young LLP

Toledo, Ohio
January 23, 2003

OI Plastic Products FTS Inc.

CONSOLIDATED RESULTS OF OPERATIONS

(Millions of dollars)

	Years ended December 31,
	2002	2001	2000
Revenues:
Net sales	$1,585.4	$1,661.1	$1,668.4
Other revenue	14.0	14.9	11.3

	1,599.4	1,676.0	1,679.7
Costs and expenses:
Manufacturing, shipping, and delivery	1,241.8	1,288.9	1,287.6
Research and development	31.4	30.7	31.6
Engineering	1.5	1.4	0.3
Selling and administrative	65.2	70.2	68.5
Net intercompany interest	21.6	55.5	103.2
Other interest expense	43.2	38.6	2.7
Other	8.9	88.8	67.2

	1,413.6	1,574.1	1,561.1

Earnings before items below	185.8	101.9	118.6
Provision for income taxes	72.8	53.3	60.5
Minority share owners' interests in earnings of subsidiaries	—	0.5	1.4

Earnings before extraordinary item and cumulative effect of accounting change	113.0	48.1	56.7
Extraordinary charges from early extinguishment of debt, net of applicable income taxes	(0.8)
Cumulative effect of accounting change	(413.0)

Net earnings (loss)	$(300.8)	$48.1	$56.7

See accompanying Notes to Consolidated Financial Statements.

OI Plastic Products FTS Inc.

CONSOLIDATED BALANCE SHEETS

(Millions of dollars)

	December 31,
	2002	2001
Assets
Current assets:
Cash	$5.1	$10.3
Receivables including $35.0 ($9.2 in 2001) from related parties, less allowances of $37.8 ($38.2 in 2001) for losses and discounts	164.6	184.3
Inventories	234.2	222.9
Prepaid expenses	29.9	41.1

Total current assets	433.8	458.6
Other assets:
Equity investments	5.6	9.2
Repair parts inventories	27.1	25.6
Deposits, receivables, and other assets	85.4	95.9
Goodwill	1,030.0	1,468.2

Total other assets	1,148.1	1,598.9
Property, plant, and equipment:
Land, at cost	29.4	28.7
Buildings and equipment, at cost:
Buildings and building equipment	221.4	212.8
Factory machinery and equipment	1,575.3	1,522.6
Transportation, office, and miscellaneous equipment	22.3	22.5
Construction in progress	120.4	131.1

	1,968.8	1,917.7
Less accumulated depreciation	843.9	799.3

Net property, plant, and equipment	1,124.9	1,118.4

Total assets	$2,706.8	$3,175.9

Liabilities and Net Parent Investment
Current liabilities:
Accounts payable including $31.2 ($12.3 in 2001) to related parties	$152.4	$105.9
Salaries and wages	18.8	18.2
U.S. and foreign income taxes	12.3	10.8
Other accrued liabilities	28.6	47.6
Long-term debt due within one year	0.1	4.9

Total current liabilities	212.2	187.4
External long-term debt	667.3	851.3
Deferred taxes	189.3	172.6
Other liabilities	4.8	12.9
Net Parent investment
Investment by and advances from Parent	1,675.7	1,980.0
Accumulated other comprehensive loss	(42.5)	(28.3)

Total net Parent investment	1,633.2	1,951.7

Total liabilities and net Parent investment	$2,706.8	$3,175.9

See accompanying Notes to Consolidated Financial Statements.

OI Plastic Products FTS Inc.

CONSOLIDATED NET PARENT INVESTMENT

(Millions of dollars)

	Years ended December 31,
	2002	2001	2000
Investment by and advances to Parent
Balance at beginning of year	$1,980.0	$2,944.1	$2,884.7
Net intercompany transactions	(3.5)	(1,012.2)	4.5
Net (loss) earnings	(300.8)	48.1	56.7
Net loss for the month ended December 31, 2000 for the change in the fiscal year end of certain international affiliates			(1.8)

Balance at end of year	1,675.7	1,980.0	2,944.1

Accumulated other comprehensive loss
Balance at beginning of year	(28.3)	(27.2)	(25.0)
Foreign currency translation adjustments	(14.2)	(1.1)	(2.2)

Balance at end of year	(42.5)	(28.3)	(27.2)

Total net Parent investment	$1,633.2	$1,951.7	$2,916.9

Total comprehensive (loss) income
Net earnings	$(300.8)	$48.1	$56.7
Foreign currency translation adjustments	(14.2)	(1.1)	(2.2)

Total	$(315.0)	$47.0	$54.5

See accompanying Notes to Consolidated Financial Statements.

OI Plastic Products FTS Inc.

CONSOLIDATED CASH FLOWS

(Millions of dollars)

	Years ended December 31,
	2002	2001	2000
Operating activities:
Net earnings before extraordinary item and cumulative effect of accounting change	$113.0	$48.1	$56.7
Non-cash charges (credits):
Depreciation	119.8	111.2	107.6
Amortization of deferred costs	15.6	60.9	60.3
Deferred tax provision	62.5	42.9	51.9
Restructuring costs and writeoffs of certain assets		33.3	26.6
Gains on asset sales		(2.8)
Other	(11.1)	(10.9)	(17.9)
Change in non-current operating assets	2.9	(1.7)	(7.4)
Reduction of non-current liabilities			(0.2)
Change in components of working capital	15.1	35.7	(83.2)

Cash provided by operating activities	317.8	316.7	194.4
Investing activities:
Additions to property, plant and equipment	(149.8)	(164.0)	(176.4)
Acquisitions, net of cash acquired	(2.3)	(15.6)
Net cash proceeds from divestitures and other	21.7	66.7	4.8

Cash utilized in investing activities	(130.4)	(112.9)	(171.6)
Financing activities:
Net change in intercompany debt	(2.3)	(1,049.5)	3.5
Repayments of long-term debt	(188.8)	(6.8)	(10.5)
Additions to long-term debt	0.1	850.4	1.5
Payment of finance fees		(14.9)
Decrease in short-term loans		(8.7)	(3.4)

Cash utilized in financing activities	(191.0)	(229.5)	(8.9)
Effect of exchange rate fluctuations on cash	(1.6)	1.8	(0.4)
Effect of change in fiscal year end for certain international affiliates			1.2

(Decrease) increase in cash	(5.2)	(23.9)	14.7
Cash at beginning of year	10.3	34.2	19.5

Cash at end of year	$5.1	$10.3	$34.2

See accompanying Notes to Consolidated Financial Statements.

OI Plastic Products FTS Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tabular Data in millions of dollars

1.
        SIGNIFICANT ACCOUNTING POLICIES

        Basis of Consolidated Statements    The consolidated financial statements of OI Plastic Products FTS Inc. ("Company") include the accounts of its subsidiaries. During January 2002, OI Closure FTS, Inc, another subsidiary of Owens-Illinois Inc., was merged into the Company. Since both entities were under common control of Owens-Illinois Inc., the consolidated statement of operations, net Parent investment, and cash flows for each of the three years ended December 31, 2002 and the consolidated balance sheets at December 31, 2002 and 2001 include OI Closure FTS, Inc. for all periods at historical cost. Newly acquired subsidiaries have been included in the consolidated financial statements from dates of acquisition. Prior to December 2000, substantially all of the Company's consolidated foreign subsidiaries reported their results of operations on a one-month lag, which allowed additional time to compile the results. Beginning in December 2000, the one-month lag was eliminated. As a result, the December 2000 results of operations for these subsidiaries, which amounted to a net loss of $1.8 million, were recorded directly to net Parent investment in December 2000. Earnings of most of these subsidiaries for the month of December are typically lower than most other months due to customer and factory holidays, fewer shipping days, and extended maintenance activity. The loss in December 2000 was greater than recent December periods as a result of lower than normal shipments for the month, lower selling prices due to product mix and currency exchange rates, and high energy costs.

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

        Nature of Operations    The Company is a leading manufacturer of plastics packaging products. The Company's principal product lines are consumer products (blow molded containers, injection molded closures and dispensing systems) and prescription containers. The Company's principal operations are in North America, however, the Company does have minor operations in Europe and South America. Major markets include the United States household products, personal care products, health care products, and food and beverage industries. One customer accounted for 17.5%, 18.0%, and 13.0% of the Company's sales in 2002, 2001, and 2000 respectively.

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

        Cash    The Company defines "cash" as cash and time deposits with maturities of three months or less when purchased. Outstanding checks in excess of funds on deposit are included in accounts payable.

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

        Goodwill    Goodwill represents the excess of cost over fair value of assets of businesses acquired. Through December 31, 2001, goodwill was being amortized over 40 years. In accordance with FAS No. 142 (as described in "New Accounting Standards"), goodwill is no longer being amortized, but is being evaluated annually, as of October 1, for impairment or more frequently if an impairment indicator exists.

        Intangible Assets and Other Long-Lived Assets    Intangible assets are amortized over the expected useful life of the asset. The Company evaluates the recoverability of amortizable intangible assets and other long-lived assets based on undiscounted projected cash flows, excluding interest and taxes, when factors indicate that an impairment may exist. If an impairment exists, the asset is written down to fair value.

        Property, Plant, and Equipment    Property, plant and equipment ("PP&E") is carried at cost and includes expenditures for new facilities and equipment and those costs which substantially increase the useful lives or capacity of existing PP&E. In general, depreciation is computed using the straight-line method. Maintenance and repairs are expensed as incurred. Costs assigned to PP&E of acquired businesses are based on estimated fair values at the date of acquisition.

        Revenue Recognition    The Company recognizes sales, net of estimated discounts and allowances, when the title to the products and risk of loss are transferred to customers. Provisions for rebates to customers are provided in the same period that the related sales are recorded.

        Shipping and Handling Costs    Shipping and handling costs are included with manufacturing, shipping, and delivery costs in the Consolidated Statements of Operations.

        Income Taxes on Undistributed Earnings    In general, the Company plans to continue to reinvest the undistributed earnings of foreign subsidiaries and foreign corporate joint ventures accounted for by the equity method. Accordingly, taxes are provided only on that amount of undistributed earnings in excess of planned reinvestments.

        Foreign Currency Translation    The assets and liabilities of most affiliates and associates are translated at current exchange rates and any related translation adjustments are recorded directly in net Parent investment.

        Accounts Receivable    Receivables are stated at amounts estimated by management to be the net realizable value. The Company charges off accounts receivable when it becomes apparent based upon age or customer circumstances that amounts will not be collected.

        Allowance for Doubtful Accounts    The allowance for doubtful accounts is established through charges to the provision for bad debts. The Company evaluates the adequacy of the allowance for doubtful accounts on a periodic basis. The evaluation includes historical trends in collections and write-offs, management's judgment of the probability of collecting accounts and management's evaluation of business risk.

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

        All options have been granted at prices equal to the market price of OI Inc.'s common stock on the date granted. Accordingly, the Company recognizes no compensation expense related to the stock option plans. OI Inc. has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (FAS) No. 123, "Accounting for Stock-Based Compensation."

        A substantial number of the options have been granted to key employees of another subsidiary of OI Inc., some of whose compensation costs are included in an allocation of costs to all operating subsidiaries of OI Inc., including the Company. It is not practical to determine an amount of additional compensation allocable to the Company if OI Inc. had elected to recognize compensation cost based on the fair value of the options granted at grant date as allowed by FAS No. 123.

New Accounting Standards

        FAS No. 142. On January 1, 2002, the Company adopted Financial Accounting Standards ("FAS") No. 142, "Goodwill and Other Intangible Assets". As required by FAS No. 142, the Company is no longer amortizing goodwill, but will be reviewing goodwill annually (or more frequently if impairment indicators arise) for impairment.

        During the first quarter of 2002, the Company completed an impairment test under FAS No. 142 using the business enterprise value ("BEV") of each reporting unit. BEVs were calculated as of the measurement date, January 1, 2002, by determining the present value of debt-free, after-tax future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer. The BEV of each reporting unit was then compared to the book value of each reporting unit as of the measurement date to assess whether an impairment existed under FAS No. 142. Based on this comparison, the Company determined that an impairment existed in its consumer products reporting unit. The consumer products reporting unit operates in a highly competitive and fragmented industry. Excess capacity in this industry had created downward pricing pressure. The Company lowered its earnings and cash flow projections for this unit for several years following the measurement date which resulted in a lower BEV. Following a review of the valuation of the assets of the consumer products reporting unit, the Company recorded an impairment charge of $413.0 million to reduce the reported value of its goodwill. As required by FAS No. 142, the transitional impairment loss has been recognized as the cumulative effect of a change in method of accounting.

        The following earnings data for 2001 and 2000 have been presented on an adjusted basis to eliminate goodwill amortization of $47.1 and $47.0 million for 2001 and 2000, respectively as required by FAS No. 142. The earnings data for 2002 have been presented to provide comparative data to the 2001 and 2000 adjusted earnings.

	2002 (Actual)	2001 (Adjusted)	2000 (Adjusted)
Earnings before extraordinary items and cumulative effect of accounting change	$113.0	$95.2	$103.7
Net (loss) earnings	$(300.8)	$95.2	$103.7

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

        FAS No. 145. In April 2002, the FASB issued FAS No. 145, "Rescission of FASB Statements No. 4, No. 44, and No. 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other things, FAS No. 145 requires gains and losses from early extinguishment of debt to be included in income from continuing operations instead of being classified as extraordinary items as previously required by generally accepted accounting principles. FAS No. 145 is effective for fiscal years beginning after May 15, 2002 and will be adopted by the Company on January 1, 2003. Any gain or loss on early extinguishment of debt that was classified as an extraordinary item in periods prior to adoption must be reclassified into income from continuing operations. The adoption of FAS No. 145 will require the $0.8 million of extraordinary charges for 2002 to be reclassified to interest expense and the provision for income taxes.

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

        FIN No. 45. In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The interpretation's disclosure requirements are effective for financial statements of annual periods ending after December 15, 2002. The Company has complied with the disclosure requirements of FIN 45 for the guarantees issued by its subsidiaries guaranteeing the debt of other subsidiaries.

2.    Changes in Components of Working Capital Related to Operations    Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

	2002	2001	2000
Decrease (increase) in current assets:
Receivables	$12.1	$(2.6)	$1.5
Inventories	(22.0)	20.0	(31.6)
Prepaid expenses	(2.0)	3.4	2.7
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	18.1	19.2	(6.9)
Salaries and wages	0.7	2.0	(0.1)
U.S. and foreign income taxes	8.2	(6.3)	(48.8)

	$15.1	$35.7	$(83.2)

3.    Inventories    Major classes of inventory are as follows:

	2002	2001
Finished goods	$144.6	$133.7
Work in process	0.6	0.3
Raw materials	73.1	71.7
Operating supplies	15.9	17.2

	$234.2	$222.9

        If the inventories which are valued on the LIFO method had been valued at standard costs, which approximate current costs, consolidated inventories would be higher than reported by $3.2 million and $5.2 million at December 31, 2002 and 2001, respectively.

        Inventories which are valued at the lower of standard costs (which approximate average costs), or market at December 31, 2002 and 2001 were approximately $27.5 million and $34.0 million, respectively.

4.    External Long-Term Debt    The following table summarizes the external long-term debt of the Company at December 31, 2002 and 2001:

	December 31,
	2002	2001
Secured Credit Agreement:
Revolving Credit Facility	$666.3	$850.0
Other	1.1	6.2

	667.4	856.2
Less amounts due within one year	0.1	4.9

External long-term debt	$667.3	$851.3

        In April 2001, OI Group and certain of its subsidiaries, including the Company (the "Borrowers") entered into the Secured Credit Agreement (the "Agreement") with a group of banks, which expires on

March 31, 2004. The Agreement provides for a $2.4 billion ($3.0 billion initially) revolving credit facility. The Agreement also initially provided for a $1.5 billion term loan which was repaid with the proceeds from the 2001 sale of OI Group's Harbor Capital Advisors business and the issuance of Senior Secured Notes issued in 2002 by another subsidiary of OI Group. The Agreement includes an Overdraft Account Facility providing for aggregate borrowings up to $50 million which reduce the amount available for borrowing under the Revolving Credit Facility. The Agreement also provides for the issuance of letters of credit totaling up to $500 million, which also reduce the amount available for borrowings under the Revolving Credit Facility.

        Under the Secured Credit Agreement, the Company has a total commitment of $816.8 million provided by the Revolving Credit Facility. At December 31, 2002, the Company had unused credit of $150.5 million available under the Secured Credit Agreement.

        The interest rate on borrowings under the Revolving Credit Facility is, at the Borrower's option, the Base Rate or a reserve adjusted Eurodollar rate. The interest rate on borrowings under the Revolving Credit Facility also includes a margin linked to OI Inc.'s Consolidated Leverage Ratio, as defined in the Agreement. The margin is limited to ranges of 1.75% to 2.00% for Eurodollar loans and .75% to 1.00% for Base Rate loans. The interest rate on Overdraft Account loans is the Base Rate minus .50%. The weighted average interest rate on borrowings outstanding under the Revolving Credit Facility at December 31, 2002 was 3.44%. While no compensating balances are required by the Agreement, the Borrowers must pay a facility fee on the Revolving Credit Facility commitments of .50%.

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

        During the fourth quarter of 2002, another indirect subsidiary of OI Group issued Senior Secured Notes totaling $625 million. The notes bear interest at 8 3/4% and are due November 15, 2012. The notes are guaranteed by substantially all of OI Group's domestic subsidiaries. The assets of substantially all of the OI Group's domestic subsidiaries are pledged as security for the notes. The issuing subsidiary used a portion of the net cash proceeds from the notes to repay an intercompany loan from OI Group, who loaned the Company $184 million which was used to reduce the Company's borrowing capacity of the revolving credit facility under the agreement. As such, the Company wrote off unamortized deferred financing fees related to the term loan and the revolver and recorded an extraordinary charge of $1.3 million less applicable income taxes of $0.5 million.

        Annual maturities for all of the Company's long-term debt through 2007 are as follows: 2003, $0.1 million; 2004, $666.8 million; 2005, $0.2 million; 2006, $0.2 million; and 2007, $0.2 million.

        Interest paid in cash aggregated $39.9 million for 2002, $31.7 million for 2001, and $0.9 million for 2000.

        5. Guarantees of Debt    The Company has guaranteed the borrowings of certain of OI Inc.'s domestic and foreign subsidiaries totaling $1,158.7 under the Agreement. This guarantee expires with the Agreement on March 31, 2004.

        During 2002 an affiliate of the Company issued $1.0 billion of 8 7/8% and $625.0 million of 8 3/4% Senior Secured Notes. The assets of the Company and most of its domestic subsidiaries are pledged as security for the notes. The Company has guaranteed these notes. This guarantee expires in 2009 for the $1.0 billion of 8 7/8% and 2012 for the $625.0 million of 8 3/4%.

        The Company will be obligated under the above guarantees in the event that OI Inc.'s domestic or foreign subsidiaries cannot make the required interest or principal payments under the above obligations.

6.    Operating Leases    Rent expense attributable to all operating leases was $21.7 million in 2002, $21.9 million in 2001, and $19.1 million in 2000. Minimum future rentals under operating leases are as follows: 2003, $8.6 million; 2004, $4.0 million; 2005, $1.9 million; 2006, $1.4 million; 2007, $0.9 million; and 2008 and thereafter, $2.1 million.

7.    Foreign Currency Translation    Aggregate foreign currency exchange gains (losses) included in other costs and expenses were $1.5 million in 2002, $(1.3) million in 2001, and $(0.7) million in 2000.

8.    Income Taxes    Deferred income taxes reflect: (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (2) carryovers and credits for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows:

	2002	2001
Deferred tax assets:
Tax loss carryovers	$13.7	$10.9
Other	34.8	45.1

Total deferred tax assets	48.5	56.0
Deferred tax liabilities:
Property, plant and equipment	170.0	151.8
Inventory	2.4	1.6
Other	39.7	37.0

Total deferred tax liabilities	212.1	190.4

Net deferred tax liabilities	$(163.6)	$(134.4)

        Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2002 and 2001 as follows:

	2002	2001
Prepaid expenses	$25.7	$38.2
Deferred tax liabilities	(189.3)	(172.6)

Net deferred tax liabilities	$(163.6)	$(134.4)

        The provision for income taxes consists of the following:

	2002	2001	2000
Current:
State	$1.2	$1.2	$(0.4)
Foreign	9.1	9.2	9.0

	10.3	10.4	8.6

Deferred:
U.S. Federal	58.4	39.9	45.3
State	5.2	3.2	6.3
Foreign	(1.1)	(0.2)	0.3

	62.5	42.9	51.9

Total:
U.S. Federal	58.4	39.9	45.3
State	6.4	4.4	5.9
Foreign	8.0	9.0	9.3

	$72.8	$53.3	$60.5

        The provision for income taxes was calculated based on the following components of earnings before income taxes:

	2002	2001	2000
Domestic	$169.4	$70.5	$91.4
Foreign	16.4	31.4	27.2

	$185.8	$101.9	$118.6

        Income taxes paid in cash were as follows:

	2002	2001	2000
Domestic	$0.1	$1.5	$0.9
Foreign	12.1	6.4	2.1

	$12.2	$7.9	$3.0

        A reconciliation of the provision for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows:

	2002	2001	2000
Pretax earnings at statutory U.S. Federal tax rate	$65.1	$35.7	$41.5
Increase (decrease) in provision for income taxes due to:
Amortization of goodwill		16.5	16.5
State taxes, net of federal benefit	4.2	3.5	3.9
Foreign earnings at different rates	(0.4)	(1.7)	0.3
Other items	3.9	(0.7)	(1.7)

Provision for income taxes	$72.8	$53.3	$60.5

Effective tax rate	39.2%	52.3%	51.0%

        The Company is included with OI Inc.'s consolidated tax returns. OI Inc. has net operating losses, alternative minimum tax credits, and research and development credits available to offset future U.S. Federal income tax.

        At December 31, 2002, the Company's equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $24.4 million. It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed.

9.    Related Party Transactions    Charges for administrative services are allocated to the Company by OI Inc. based on an annual utilization level. Such services include compensation and benefits administration, payroll processing, use of certain general accounting systems, auditing, income tax planning and compliance, and treasury services. Management believes that such transactions are on terms no less favorable to the Company than those that could be obtained from unaffiliated third parties. The following information summarizes the Company's significant related party transactions:

	Years ended December 31,
	2002	2001	2000
Revenues:
Sales to affiliated companies	$3.9	$8.2	$7.7

Expenses:
Administrative services	15.4	13.2	15.6
Corporate management fee	7.4	8.5	8.6

Total expenses	$22.8	$21.7	$24.2

The above expenses are recorded in the statement of operations as follows:
Cost of sales	$13.6	$11.6	$13.8
Selling, general, and adminstrative expenses	9.2	10.1	10.4

Total expenses	$22.8	$21.7	$24.2

        Intercompany interest is charged to the Company from OI Inc. based on intercompany debt balances. An interest rate is calculated monthly based on OI Inc's total consolidated monthly external debt balance and the related interest expense, including finance fee amortization and commitment fees.

The calculated rate is applied monthly to the intercompany debt balance to determine intercompany interest expense.

10.    Pension Benefit Plans    The Company participates in OI Inc.'s defined benefit pension plans for substantially all employees located in the United States. Benefits generally are based on compensation for salaried employees and on length of service for hourly employees. OI Inc.'s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements. Independent actuaries determine pension costs for each subsidiary of OI Inc. included in the plans; however, accumulated benefit obligation information and plan assets pertaining to each subsidiary have not been separately determined. As such, the accumulated benefit obligation and the plan assets related to the pension plans for domestic employees have been retained by another subsidiary of OI Inc. Net credits to results of operations for the Company's allocated portion of the domestic pension costs amounted to $9.5 million in 2002, $13.6 million in 2001, and $15.1 million in 2000.

        OI Inc. also sponsors several defined contribution plans for all salaried and hourly U.S. employees of the Company. Participation is voluntary and participants' contributions are based on their compensation. OI Inc. matches contributions of participants, up to various limits, in substantially all plans. OI Inc. charges the Company for its share of the match. The Company's share of the contributions to these plans amounted to $3.6 million in 2002, $3.5 million in 2001, and $3.9 million in 2000.

11.    Postretirement Benefits Other Than Pensions    OI Inc. provides certain retiree health care and life insurance benefits covering substantially all U.S. salaried and certain hourly employees. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service. Independent actuaries determine postretirement benefit costs for each subsidiary of OI Inc.; however, accumulated postretirement benefit obligation information pertaining to each subsidiary has not been separately determined. As such, the accumulated postretirement benefit obligation has been retained by another subsidiary of OI Inc.

        The Company's net periodic postretirement benefit cost, as allocated by OI Inc., was $1.6 million, $1.7 million, and $1.8 million at December 31, 2002, 2001, and 2000, respectively.

12.    Other Revenue    Other revenue for the year ended December 31, 2001 includes $2.8 million from the sale of the Company's label business.

13.    Other Costs and Expenses    Other costs and expenses for the year ended December 31, 2001 include pretax charges of $33.3 million related to the following:

  •
  Impairment charges of $12.0 million at various international and domestic facilities in response to decisions about pricing and market strategy. These charges related to two domestic plastics packaging facilities and the abandonment of certain equipment at various locations.

  •
  Other costs of $4.9 million related to closing facilities and reducing workforce. The total workforce reductions involved approximately 180 employees at a cost of approximately $3.5 million, of which substantially all had been paid out at December 31, 2002.

  •
  A charge of $8.5 million for certain contingencies.

  •
  A charge of $7.9 million related to restructuring manufacturing capacity in the medical devices business.

        Actions related to the restructuring and impairment charges were substantially completed during 2002.

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

        Selected information relating to restructuring accruals follows:

	Capacity realignment	Early retirement incentives and special retirement benefits	Total
2000 restructuring charges	$2.0	$9.2	$11.2
Write-down of assets to net realizable value	(0.6)		(0.6)
Reduction of OI Inc prepaid pension asset	(0.6)	(7.4)	(8.0)
Increase in OI Inc nonpension post-retirement benefit liability		(1.4)	(1.4)
Net cash paid	(0.3)		(0.3)

Remaining liabilities at December 31, 2000	0.5	0.4	0.9
Restructuring program and impairment	22.1		22.1
Reversal of second quarter restructuring charge	(5.2)		(5.2)
Medical Devices restructuring	7.9		7.9
Write-down of assets to net realizable value	(10.1)		(10.1)
Net cash paid	(0.5)	(0.4)	(0.9)

Remaining liabilities at December 31, 2001	14.7	—	14.7
Write-down of assets to net realizable value	(9.7)		(9.7)
Net cash paid	(1.8)		(1.8)

Remaining liabilities at December 31, 2002	$3.2	$—	$3.2

        Capacity realignment includes charges for plant closing costs, severance benefits, and write-downs of assets for disposal or abandonment as a result of restructuring of manufacturing capacity. Write-downs of assets represent the majority of the charges for 2001.

14. Contingencies    In April 1999, Crown Cork & Seal Technologies Corporation ("CCS") filed suit against Continental PET Technologies, Inc. ("CPT"), a wholly-owned subsidiary of the Company, in the United States District Court for the District of Delaware alleging that certain plastic containers manufactured by CPT, primarily multi-layer PET containers with barrier properties, infringe CCS's U.S. Patent 5,021,515 relating to an oxygen-scavenging material. CCS is a party to an agreement with Chevron Philips Chemical Company ("Chevron") under which Chevron has rights to sublicense certain CCS patents, including, Chevron believed, the patent involved in the suit against CPT. To avoid the cost of litigation, CPT took a sublicense from Chevron under the patent in suit and other patents. Chevron then entered the suit to defend and assert its right to sublicense the patent in suit to CPT. In

November 2002, the Delaware District Court concluded that Chevron did not have the rights it purported to sublicense to CPT.

        Subject to any appeal to Chevron, the decision will allow CCS to pursue its lawsuit against CPT, which is in its initial stages and was stayed pending resolution of the Chevron claims. In the lawsuit, CCS seeks certain monetary damages and injunctive relief. At such time as the suit against CPT is reinstituted, CPT will pursue all defenses available to it. However, if the Court were to reach conclusions adverse to CPT on the claims for monetary damages asserted by CCS, the Company believes such determination would not have a material adverse effect on the Company's consolidated results of operations and financial position, and any such damages could be covered in part by third party indemnification. Additionally, an adverse decision with respect to CCS's request for injunctive relief is not likely to have a material adverse effect on the Company because it believes that it can pursue alternative technologies for the manufacture of multi-layer PET containers with barrier properties.

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

OWENS-ILLINOIS, INC. (Registrant)
By:	/s/ JAMES W. BAEHREN James W. Baehren Vice President, Director of Finance and Secretary

Date: March 27, 2003

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Owens-Illinois, Inc. and in the capacities and on the dates indicated.

Signatures	Title

Robert J. Dineen	Director
Joseph H. Lemieux	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer); Director
John J. McMackin, Jr.	Director
George R. Roberts	Director
Edward C. White	Vice President and Controller (Principal Accounting Officer)
Thomas L. Young	Executive Vice President, Administration and General Counsel; Director (Principal Financial Officer)
Edward A. Gilhuly	Director
James H. Greene, Jr.	Director
Gary F. Colter	Director
By:	/s/ JAMES W. BAEHREN James W. Baehren Attorney-in-fact

Date: March 27, 2003

CERTIFICATIONS

I, Joseph H. Lemieux, certify that:

1.
I have reviewed this annual report on Form 10-K of Owens-Illinois, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date March 27, 2003	/s/ JOSEPH H. LEMIEUX Joseph H. Lemieux Chairman and Chief Executive Officer

CERTIFICATIONS

I, Thomas L. Young, certify that:

1.
I have reviewed this annual report on Form 10-K of Owens-Illinois, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date March 27, 2003	/s/ THOMAS L. YOUNG Executive Vice President, Administration and General Counsel (Principal Financial Officer)

INDEX TO FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule of Owens-Illinois, Inc. and Subsidiaries:

        For the years ended December 31, 2002, 2001, and 2000:

Page
II—Valuation and Qualifying Accounts (Consolidated)	S-1

Owens-Illinois, Inc.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (CONSOLIDATED)

Years ended December 31, 2002, 2001, and 2000

(Millions of Dollars)

Reserves deducted from assets in the balance sheets:

Allowances for losses and discounts on receivables

		Additions
	Balance at beginning of period	Charged to costs and expenses	Other (Note 2)	Deductions (Note 1)	Balance at end of period
2002	$71.1	$74.8	$-	$83.4	$62.5

2001	$69.9	$79.3	$6.3	$84.4	$71.1

2000	$56.9	$68.0	$7.1	$62.1	$69.9

(1)
Deductions from allowances for losses and discounts on receivables represent uncollectible notes and accounts written off.

(2)
Other for 2001 and 2000 relate to acquisitions during the year.

S-1

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF GUARANTORS
TABLE OF CONTENTS
PART I
EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
REPORT OF INDEPENDENT AUDITORS
Owens-Illinois, Inc. CONSOLIDATED RESULTS OF OPERATIONS (Millions of dollars, except per share amounts)
Owens-Illinois, Inc. CONSOLIDATED BALANCE SHEETS (Millions of dollars)
Owens-Illinois, Inc. CONSOLIDATED BALANCE SHEETS (continued) (Millions of dollars except per share amounts)
Owens-Illinois, Inc. CONSOLIDATED SHARE OWNERS' EQUITY (Millions of dollars)
Owens-Illinois, Inc. CONSOLIDATED CASH FLOWS Millions of dollars
Owens-Illinois, Inc. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular data in millions of dollars, except share and per share amounts)
Owens-Illinois, Inc. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Owens-Illinois, Inc. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Owens-Illinois Inc.
PART III
PART IV
REPORT OF INDEPENDENT AUDITORS
Owens-Brockway Packaging, Inc. CONSOLIDATED RESULTS OF OPERATIONS (Millions of dollars)
Owens-Brockway Packaging, Inc. CONSOLIDATED BALANCE SHEETS (Millions of dollars)
Assets
Owens-Brockway Packaging, Inc. CONSOLIDATED BALANCE SHEETS (Continued) (Millions of dollars)
Liabilities and Net Parent Investment
Owens-Brockway Packaging, Inc. CONSOLIDATED NET PARENT INVESTMENT (Millions of dollars)
Owens-Brockway Packaging, Inc. CONSOLIDATED CASH FLOWS (Millions of dollars)
Owens-Brockway Packaging, Inc. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Tabular Data in millions of dollars
REPORT OF INDEPENDENT AUDITORS
CONSOLIDATED RESULTS OF OPERATIONS Owens-Brockway Glass Container Inc. (Millions of dollars)
CONSOLIDATED BALANCE SHEETS Owens-Brockway Glass Container Inc. (Millions of dollars)
CONSOLIDATED BALANCE SHEETS (continued) Owens-Brockway Glass Container Inc. (Millions of dollars)
Owens-Brockway Glass Container Inc. CONSOLIDATED NET PARENT INVESTMENT (Millions of dollars)
Owens-Brockway Glass Container Inc. CONSOLIDATED CASH FLOWS (Millions of dollars)
Owen-Brockway Glass Container Inc. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Tabular Data in millions of dollars
REPORT OF INDEPENDENT AUDITORS
OI Plastic Products FTS Inc. CONSOLIDATED RESULTS OF OPERATIONS (Millions of dollars)
OI Plastic Products FTS Inc. CONSOLIDATED BALANCE SHEETS (Millions of dollars)
OI Plastic Products FTS Inc. CONSOLIDATED NET PARENT INVESTMENT (Millions of dollars)
OI Plastic Products FTS Inc. CONSOLIDATED CASH FLOWS (Millions of dollars)
OI Plastic Products FTS Inc. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Tabular Data in millions of dollars
SIGNATURES
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS
INDEX TO FINANCIAL STATEMENT SCHEDULE
Owens-Illinois, Inc. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (CONSOLIDATED) Years ended December 31, 2002, 2001, and 2000 (Millions of Dollars)