Form 10-Q
period 2003-03-31
OWENS ILLINOIS INC /DE/
filed 2003-05-15
CIK 812074

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarter Ended March 31, 2003
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

        Owens-Illinois, Inc. $.01 par value common stock—147,748,744 shares at April 30, 2003.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements.

        The Condensed Consolidated Financial Statements presented herein are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated. Since the following unaudited condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

Three months ended March 31, 2003 and 2002
(Dollars in millions, except share and per share amounts)

	2003	2002
Revenues:
Net sales	$1,386.4	$1,310.9
Royalties and net technical assistance	6.7	6.8
Equity earnings	5.8	6.0
Interest	7.8	5.3
Other	5.2	9.3

	1,411.9	1,338.3
Costs and expenses:
Manufacturing, shipping, and delivery	1,140.1	1,019.8
Research and development	9.9	10.8
Engineering	10.2	7.8
Selling and administrative	83.6	80.8
Interest	111.0	111.8
Other	2.6	484.0

	1,357.4	1,715.0

Earnings (loss) before items below	54.5	(376.7)
Provision (credit) for income taxes	17.2	(135.9)
Minority share owners' interests in earnings of subsidiaries	2.9	4.5

Earnings (loss) before cumulative effect of accounting change	34.4	(245.3)
Cumulative effect of accounting change		(460.0)

Net earnings (loss)	$34.4	$(705.3)

Basic net earnings (loss) per share of common stock
Earnings (loss) before cumulative effect of accounting change	$0.20	$(1.72)
Cumulative effect of accounting change		(3.14)

Net earnings (loss)	$0.20	$(4.86)

Weighted average shares outstanding (thousands)	146,853	146,267

Diluted net earnings (loss) per share of common stock
Earnings (loss) before cumulative effect of accounting change	$0.20	$(1.72)
Cumulative effect of accounting change		(3.14)

Net earnings (loss)	$0.20	$(4.86)

Weighted diluted average shares (thousands)	147,518	146,267

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2003, December 31, 2002, and March 31, 2002
(Dollars in millions)

	March 31, 2003	Dec. 31, 2002	March 31, 2002
Assets
Current assets:
Cash, including time deposits	$128.5	$126.4	$115.2
Short-term investments, at cost which approximates market	20.2	17.6	17.3
Receivables, less allowances for losses and discounts ($51.9 at March 31, 2003, $62.5 at December 31, 2002, and $59.6 at March 31, 2002)	797.2	701.9	774.2
Inventories	956.6	893.5	897.6
Prepaid expenses	138.8	147.8	233.7

Total current assets	2,041.3	1,887.2	2,038.0
Investments and other assets:
Equity investments	195.4	192.0	163.2
Repair parts inventories	198.6	196.2	187.8
Prepaid pension	937.9	925.5	900.2
Insurance receivable for asbestos-related costs	7.5	12.2	37.0
Deposits, receivables, and other assets	666.6	640.9	569.0
Goodwill	2,744.6	2,691.2	2,564.2

Total other assets	4,750.6	4,658.0	4,421.4
Property, plant, and equipment, at cost	6,112.3	5,978.2	5,834.2
Less accumulated depreciation	2,751.9	2,654.1	2,595.6

Net property, plant, and equipment	3,360.4	3,324.1	3,238.6

Total assets	$10,152.3	$9,869.3	$9,698.0

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

March 31, 2003, December 31, 2002, and March 31, 2002
(Dollars in millions)

	March 31, 2003	Dec. 31, 2002	March 31, 2002
Liabilities and Share Owners' Equity
Current liabilities:
Short-term loans and long-term debt due within one year	$84.6	$78.2	$86.4
Current portion of asbestos-related liabilities	190.0	195.0	220.0
Accounts payable and other liabilities	1,005.3	1,024.2	940.1

Total current liabilities	1,279.9	1,297.4	1,246.5
Long-term debt	5,479.6	5,268.0	5,344.7
Deferred taxes	287.9	278.4	326.1
Nonpension postretirement benefits	288.4	291.5	297.1
Other liabilities	624.7	563.6	427.1
Asbestos-related liabilities	307.5	357.7	492.5
Commitments and contingencies
Minority share owners' interests	139.6	141.9	148.3
Share owners' equity:
Convertible preferred stock, par value $.01 per share, liquidation preference $50 per share, 9,050,000 shares authorized, issued and outstanding	452.5	452.5	452.5
Common stock, par value $.01 per share 250,000,000 shares authorized, 160,663,006 shares issued and outstanding, less 12,914,262 treasury shares at March 31, 2003 (160,265,744 issued and outstanding, less 12,914,262 treasury shares at December 31, 2002 and 159,978,518 issued and outstanding, less 12,914,262 treasury shares at March 31, 2002)	1.6	1.6	1.6
Capital in excess of par value	2,226.8	2,224.9	2,220.6
Treasury stock, at cost	(247.6)	(247.6)	(247.6)
Retained earnings (deficit)	(148.1)	(177.0)	(406.1)
Accumulated other comprehensive income	(540.5)	(583.6)	(605.3)

Total share owners' equity	1,744.7	1,670.8	1,415.7

Total liabilities and share owners' equity	$10,152.3	$9,869.3	$9,698.0

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED CASH FLOWS

Three months ended March 31, 2003 and 2002
(Dollars in millions)

	2003	2002
Cash flows from operating activities:
Net earnings (loss) before cumulative effect of accounting change	$34.4	$(245.3)
Non-cash charges (credits):
Depreciation	114.2	107.4
Amortization of deferred costs	14.2	12.2
Future asbestos-related costs		475.0
Deferred tax provision (credit)	7.4	(161.5)
Other	(21.3)	(40.3)
Change in non-current operating assets	5.6	20.3
Asbestos-related payments	(55.1)	(61.3)
Asbestos-related insurance proceeds	4.7
Reduction of non-current liabilities		(14.0)
Change in components of working capital	(169.0)	(56.1)

Cash provided by (utilized in) operating activities	(64.9)	36.4
Cash flows from investing activities:
Additions to property, plant, and equipment	(119.4)	(112.3)
Net cash proceeds from divestitures and asset sales	7.8	17.0
Acquisitions, net of cash acquired		(2.4)

Cash utilized in investing activities	(111.6)	(97.7)
Cash flows from financing activities:
Additions to long-term debt	260.6	1,073.7
Repayments of long-term debt	(51.6)	(1,058.5)
Increase in short-term loans	5.7	16.2
Collateral deposits for certain derivative instruments	(33.2)	8.6
Payment of finance fees		(18.0)
Convertible preferred stock dividends	(5.4)	(5.4)
Issuance of common stock and other	1.1	2.7

Cash provided by financing activities	177.2	19.3
Effect of exchange rate fluctuations on cash	1.4	1.6

Increase (decrease) in cash	2.1	(40.4)
Cash at beginning of period	126.4	155.6

Cash at end of period	$128.5	$115.2

See accompanying notes.

OWENS-ILLINOIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tabular data dollars in millions,
except share and per share amounts

1.     Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2003	2002
Numerator:
Earnings (loss) before cumulative effect of accounting change	$34.4	$(245.3)
Convertible preferred stock dividends	(5.4)	(5.4)

Numerator for basic earnings (loss) per share- income (loss) available to common share owners	$29.0	$(250.7)

Denominator:
Denominator for basic earnings (loss) per share- weighted average shares outstanding	146,853,426	146,267,373
Effect of dilutive securities:
Stock options and other	664,996

Denominator for diluted earnings (loss) per share- adjusted weighted average shares and assumed exchanges of preferred stock for common stock	147,518,422	146,267,373

Basic earnings (loss) per share	$0.20	$(1.72)

Diluted earnings (loss) per share	$0.20	$(1.72)

        The convertible preferred stock was not included in the computation of March 31, 2003 diluted earnings per share since the result would have been antidilutive. Options to purchase 7,237,090 weighted average shares of common stock that were outstanding during the three months ended March 31, 2003, were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. For the three months ended March 31, 2002, diluted earnings per share of common stock are equal to basic earnings per share of common stock due to the net loss.

2.     Inventories

        Major classes of inventory are as follows:

	March 31, 2003	Dec. 31, 2002	March 31, 2002
Finished goods	$757.7	$684.9	$701.0
Work in process	6.3	7.4	9.9
Raw materials	124.2	133.2	119.7
Operating supplies	68.4	68.0	67.0

	$956.6	$893.5	$897.6

3.     Long-Term Debt

        The following table summarizes the long-term debt of the Company:

	March 31, 2003	Dec. 31, 2002	March 31, 2002
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$2,051.5	$1,825.0	$2,424.1
Term Loan			65.0
Senior Secured Notes:
8.875%, due 2009	1,000.0	1,000.0	1,000.0
8.75%, due 2012	625.0	625.0
Senior Notes:
7.85%, due 2004	300.0	300.0	300.0
7.15%, due 2005	350.0	350.0	350.0
8.10%, due 2007	300.0	300.0	300.0
7.35%, due 2008	250.0	250.0	250.0
Senior Debentures:
7.50%, due 2010	250.0	250.0	250.0
7.80%, due 2018	250.0	250.0	250.0
Other	133.1	148.7	184.5

	5,509.6	5,298.7	5,373.6
Less amounts due within one year	30.0	30.7	28.9

Long-term debt	$5,479.6	$5,268.0	$5,344.7

        At March 31, 2003, the Company's subsidiary borrowers had unused credit of $297.5 million available under the Secured Credit Agreement.

        The weighted average interest rate on borrowings outstanding under the Revolving Credit Facility at March 31, 2003 was 3.33%. Including the effects of cross-currency swap agreements related to Revolving Credit Facility borrowings by the Company's Australian, U.K., and Canadian subsidiaries, the weighted average interest rate was 5.39%.

        The Company's subsidiary borrowers intend to amend and restate the Agreement during the second quarter of 2003 to, among other things, extend the maturity through April 1, 2007. As of May 15, 2003, the Company had non-cancelable commitments to the proposed amended and restated Agreement in excess of the amount of borrowings outstanding at March 31, 2003. The Company expects that the proposed amended and restated credit agreement will be finalized during the second quarter of 2003.

        During May 2003, a subsidiary of the Company issued Senior Secured Notes totaling $450 million and Senior Notes totaling $450 million. The notes bear interest at 7.75% and 8.25%, respectively, and are due May 15, 2011 and May 15, 2013, respectively. Both series of notes are guaranteed by substantially all of the Company's domestic subsidiaries. In addition, the assets of substantially all of the Company's domestic subsidiaries are pledged as security for the Senior Secured Notes. The indenture for the 7.75% Senior Secured Notes has substantially the same restrictions as the 8.875% and 8.75% Senior Secured Notes. The indenture for the 8.25% Senior Notes contains similar restrictions. The issuing subsidiary will use the net proceeds from the notes of approximately $880 million to repurchase in a tender offer scheduled to expire on May 23, 2003, and/or otherwise repurchase, all of the 7.85% Senior Notes due 2004 and permanently reduce the revolving credit facility under the Agreement.

4.     Cash Flow Information

        Interest paid in cash aggregated $83.6 million for the first quarter of 2003 and $54.7 million for the first quarter of 2002. Income taxes paid in cash totaled $7.6 million for the first quarter of 2003 and $5.4 million for the first quarter of 2002.

5.     Comprehensive Income

        The components of comprehensive income (loss) are: (a) net earnings (loss); (b) change in fair value of certain derivative adjustments; (c) adjustment of minimum pension liabilities; and, (d) foreign currency translation adjustments. Total comprehensive income (loss) for the three month periods ended March 31, 2003 and 2002 amounted to $77.5 million and $(734.3) million, respectively.

6.     Stock Options

        The Company has three nonqualified stock option plans. The Company has adopted the disclosure-only provisions (intrinsic value method) of Statement of Financial Accounting Standards (FAS) No. 123, "Accounting for Stock-Based Compensation." All options have been granted at prices equal to the market price of the Company's common stock on the date granted. Accordingly, the Company recognizes no compensation expense related to the stock option plans.

        If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as allowed by FAS No. 123, pro forma net income (loss) and earnings (loss) per share would have been as follows:

	Three months ended March 31,
	2003	2002
Net income (loss):
As reported	$34.4	$(705.3)
Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(2.2)	(2.5)

Pro forma	$32.2	$(707.8)

Basic earnings (loss) per share:
As reported	$0.20	$(4.86)
Pro forma	0.18	(4.88)
Diluted earnings (loss) per share:
As reported	0.20	(4.86)
Pro forma	0.18	(4.88)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2003	2002
Expected life of options	5 years	5 years
Expected stock price volatility	72.7%	71.5%
Risk-free interest rate	3.20%	4.50%
Expected dividend yield	0.00%	0.00%

7.     Contingencies

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

        As of March 31, 2003, the Company has determined that it is a named defendant in asbestos lawsuits and claims involving approximately 24,000 plaintiffs and claimants. Based upon an analysis of the claims and lawsuits pending as of December 31, 2002, approximately 55% of the claims and lawsuits pending as of that date involved multiple claimants, and virtually all such pending claims and lawsuits named a number of additional defendants (typically from 20 to 100 or more). Approximately 40% of the claimants and plaintiffs do not specify the monetary damages sought. Another 39% of the plaintiffs merely recite that the amount of damages sought exceeds the required jurisdictional minimum damages in the court of jurisdiction in which the suit is filed. Approximately 14% of the plaintiffs specify the maximum damages sought in amounts from $10 million to $40 million. Lastly, fewer than 7% of the plaintiffs are involved in lawsuits which specify precise damage amounts, with approximately 5.8% specifying amounts up to $20 million; approximately 0.2% specifying amounts from $20 million to $75 million; and, approximately 0.5% specifying amounts from $75 million to $125 million. In addition, one lawsuit, pending since 1991 and involving fewer than 0.2% of the plaintiffs and approximately 60 defendants, specifies damages of $11 billion.

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

        In addition to the pending claims set forth above, the Company has claims-handling agreements in place with many plaintiffs' counsel throughout the country. These agreements require evaluation and negotiation regarding whether particular claimants qualify under the criteria established by such agreements. The criteria for such claims include verification of a compensable illness and a reasonable probability of exposure to a product manufactured by the Company's former business unit during its manufacturing period ending in 1958. Some plaintiffs' counsel have historically withheld claims under these agreements for later presentation while focusing their attention on active litigation in the tort system. The Company believes that as of March 31, 2003 there are no more than 18,000 of such preexisting but presently unasserted claims against the Company that are not included in the total of pending claims set forth above. The Company further believes that the bankruptcies of additional co-defendants, as discussed below, have resulted in an acceleration of the presentation and disposition of a number of these previously withheld preexisting claims under such agreements, which claims would otherwise have been presented and disposed of over the next several years. This acceleration is reflected in an increased number of pending asbestos claims and, to the extent disposed, contributes to an increase in asbestos-related payments which is expected to continue in the near term.

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

        Since receiving its first asbestos claim, the Company, as of March 31, 2003, has disposed of the asbestos claims of approximately 291,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $5,600. The Company's indemnity payments for these claims have varied on a per claim basis, and are expected to continue to vary considerably over time. As discussed above, a part of the Company's objective is to achieve, where possible, resolution of asbestos claims pursuant to claims-handling agreements. Under such agreements, qualification by meeting certain illness and exposure criteria has tended to reduce the number of claims presented to the Company that would ultimately be dismissed or rejected due to the absence of impairment or product exposure evidence. The Company expects that as a result, although aggregate spending may be lower, there may be an increase in the per claim average indemnity payment involved in such resolution. In this regard, although the average of such payments has been somewhat higher following the implementation of the claims-handling agreements in the mid-1990s, the annual average amount has not varied materially from year to year in recent years.

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

        The Company has previously pursued recovery of its losses from third parties, particularly its insurance carriers, and has largely resolved all of its significant coverage claims. The Company expects some further recovery from deferred payment provisions of existing settlement agreements and from pursuing certain additional reimbursement claims. However, the Company does not expect to recover additional material amounts in excess of the recorded receivable of $7.5 million at March 31, 2003.

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

        In an order entered on March 31, 2003, the Court did not certify Chevron's request for interlocutory appeal of this decision. The decision will allow CCS to pursue its lawsuit against CPT, which is in its initial stages and was stayed pending resolution of the Chevron claims. In the lawsuit, CCS seeks certain monetary damages and injunctive relief. CPT intends to pursue all defenses available to it. However, if the Court were to reach conclusions adverse to CPT on the claims for monetary damages asserted by CCS, the Company believes such determination would not have a material adverse effect on the Company's consolidated results of operations and financial position, and any such damages could be covered in part by third-party indemnification. Additionally, an adverse decision with respect to CCS's request for injunctive relief is not likely to have a material adverse effect on the Company because it believes that it can pursue alternative technologies for the manufacture of multi-layer PET containers with barrier properties.

        Other litigation is pending against the Company, in many cases involving ordinary and routine claims incidental to the business of the Company and in others presenting allegations that are nonroutine and involve compensatory, punitive or treble damage claims as well as other types of relief.

        The ultimate legal and financial liability of the Company in respect to the lawsuits and proceedings referred to above, in addition to other pending litigation, cannot be estimated with certainty. The Company's reported results of operations for 2002 were materially affected by the $475 million first-quarter charge and asbestos-related payments continue to be substantial. Any possible future additional accrual would likewise materially affect the Company's results of operations in the period in which it might be recorded. Also, the continued use of significant amounts of cash for asbestos-related costs has affected and will continue to affect the Company's cost of borrowing and its ability to pursue global or domestic acquisitions. However, the Company believes that its operating cash flows and other sources of liquidity will be sufficient to pay its obligations for asbestos-related costs and to fund its working capital and capital expenditure requirements on a short-term and long-term basis.

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

        The Company evaluates performance and allocates resources based on earnings before interest income, interest expense, provision for income taxes, minority share owners' interests in earnings of subsidiaries, and cumulative effect of accounting change (collectively "EBIT") excluding amounts related to certain items that management considers not representative of ongoing operations. EBIT for product segments includes an allocation of corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided. For the Company's U.S. pension plans, net periodic pension cost (credit) has been allocated to product segments.

        Financial information for the three-month periods ended March 31, 2003 and 2002 regarding the Company's product segments is as follows:

	Glass Containers	Plastics Packaging	Total Product Segments	Eliminations and Other Retained	Consolidated Totals
Net sales:
March 31, 2003	$930.6	$455.8	$1,386.4		$1,386.4
March 31, 2002	870.1	440.8	1,310.9		1,310.9

EBIT, excluding item noted below:
March 31, 2003	$126.6	$50.9	$177.5	$(19.8)	$157.7
March 31, 2002	151.1	74.8	225.9	(21.1)	204.8

Item excluded from EBIT above:
March 31, 2002
Charge for asbestos-related costs				$(475.0)	$(475.0)

        The reconciliation of EBIT to earnings (loss) before income taxes, minority share owners' interests in earnings of subsidiaries, and cumulative effect of accounting change for the three-month periods ended March 31, 2003 and 2002 is as follows:

	March 31, 2003	March 31, 2002
EBIT, excluding certain items for reportable segments	$177.5	$225.9
Item excluded from reportable segment information		(475.0)
Eliminations and other retained items	(19.8)	(21.1)
Interest expense	(111.0)	(111.8)
Interest income	7.8	5.3

Total	$54.5	$(376.7)

9.    New Accounting Standards

        FAS No. 145. In April 2002, the FASB issued FAS No. 145, "Rescission of FASB Statements No. 4, No. 44, and No. 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other things, FAS No. 145 requires gains and losses from early extinguishment of debt to be included in income from continuing operations instead of being classified as extraordinary items as previously required by generally accepted accounting principles. FAS No.145 is effective for fiscal years beginning after May 15, 2002 and was adopted by the Company on January 1, 2003. Any gain or loss on early extinguishment of debt that was classified as an extraordinary item in periods prior to adoption must be reclassified into income from continuing operations. The Company has reclassified $6.7 million of extraordinary charges for the three months ended March 31, 2002 to increase interest expense by $10.9 million and decrease the provision for income taxes by $4.2 million.

        FAS No. 146. In June 2002, the FASB issued FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". FAS No. 146 requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred. The statement further requires that fair value be used for initial measurement of the liability. FAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002 and was adopted by the Company on January 1, 2003. The adoption of FAS No. 146 did not have a material impact on the reported results of operations or financial position of the Company.

10.    Derivative Instruments

        Under the terms of the April 2001 Secured Credit Agreement, the Company's affiliates in Australia and the United Kingdom are required to borrow in U.S. dollars. In order to manage the international affiliates' exposure to fluctuating foreign exchange rates, the Company's affiliates in Australia and the United Kingdom have entered into currency swaps for the principal portion of their initial borrowings under the Agreement and for their interest payments due under the Agreement.

        As of March 31, 2003, the Company's affiliate in Australia had swapped $650 million of borrowings into $1,275 million Australian dollars. This swap matured on May 2, 2003 and had interest resets every 90 days. The interest reset terms of the swap approximated the terms of the U.S. dollar borrowings. This derivative instrument swapped both the interest and principal from U.S. dollars to Australian dollars and also swapped the interest rate from a U.S.-based rate to an Australian-based rate. The Company's affiliate in the United Kingdom had swapped $200 million of bank loans and intercompany borrowings into 139 million British pounds. This swap also matured on May 2, 2003, and had interest resets every 90 days. This derivative instrument swapped both the interest and principal from U.S. dollars to British pounds and also swapped the interest rate from a U.S.-based rate to a British-based rate.

        On May 2, 2003, the Company's affiliate in Australia entered into a number of agreements that swap a total of $491 million of borrowings into 789 million Australian dollars. These derivative instruments swap both the interest and principal from U.S. dollars to Australian dollars and also swap the interest rate from a U.S.-based rate to an Australian-based rate.

        As of March 31, 2003, the Company's Canadian affiliate has swapped $60 million of borrowings into $94.7 million Canadian dollars. This swap matures on October 1, 2003. This derivative instrument swaps both the interest and principal from U.S. dollars to Canadian dollars and also swaps the interest rate from a U.S.-based rate to a Canadian-based rate.

        The Company's affiliates in Australia, Canada, the United Kingdom and several other European countries have also entered in short term forward exchange contracts which effectively swap additional intercompany and external borrowings at each of these affiliates to its local currency. These hedges swap both the interest and principal of additional borrowings in excess of borrowings covered by the swap contracts described above.

        The Company recognizes the above derivatives on the balance sheet at fair value. The Company accounts for the above swaps as fair value hedges. Accordingly, the changes in the value of the swaps are recognized in current earnings and are expected to substantially offset any exchange rate gains or losses on the related U.S. dollar borrowings. For the three months ended March 31, 2003, the amount not offset was immaterial.

        The Company also uses commodity futures contracts related to forecasted natural gas requirements. The objective of these futures contracts is to limit the fluctuations in prices paid for natural gas and the potential volatility in earnings or cash flows from future market price movements. The Company continually evaluates the natural gas market in respect to its future usage requirements. The Company generally evaluates the natural gas market for the next twelve months and continually enters into commodity futures contracts in order to have a portion of its usage requirements hedged through the next twelve months. At March 31, 2003, the Company has entered into commodity futures contracts for approximately 25% of its expected North American natural gas usage through the end of 2003 (approximately 6,000 MM BTUs).

        The Company accounts for the above futures contracts on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in accumulated other comprehensive income ("OCI") and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings.

        The above futures contracts are accounted for as cash flow hedges at March 31, 2003. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting anticipated cash flows of the hedged transactions. For hedged forecasted transactions, hedge accounting will be discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses will be recorded to earnings immediately.

        At March 31, 2003, an unrealized net gain of $1.5 million, after tax of $0.8 million, related to these commodity futures contracts was included in OCI. There was no ineffectiveness recognized during the three-month periods ended March 31, 2003 and March 31, 2002.

        The Company's international affiliates may enter into short-term forward exchange agreements to purchase foreign currencies at set rates in the future. These foreign currency forward exchange agreements are used to limit exposure to fluctuations in foreign currency exchange rates for all significant planned purchases of fixed assets or commodities that are denominated in a currency other than the affiliate's functional currency. Affiliates may also use forward exchange agreements to offset the foreign currency risk for receivables and payables not denominated in their functional currency. The Company records these short-term forward exchange agreements on the balance sheet at fair value and changes in the fair value are recognized in current earnings.

11.    Financial Information for Subsidiary Guarantors and Non-Guarantors

        The following presents condensed consolidating financial information for the Company, segregating: (1) Owens-Illinois, Inc., the issuer of six series of senior notes and debentures (the "Parent"); (2) the two subsidiaries which have guaranteed the senior notes and debentures on a subordinated basis (the "Guarantor Subsidiaries"); and (3) all other subsidiaries (the "Non-Guarantor Subsidiaries"). The Guarantor Subsidiaries are wholly-owned direct and indirect subsidiaries of the Company and their guarantees are full, unconditional and joint and several. They have no operations and function only as intermediate holding companies.

        Wholly-owned subsidiaries are presented on the equity basis of accounting. Certain reclassifications have been made to conform all of the financial information to the financial presentation on a consolidated basis. The principal eliminations relate to investments in subsidiaries and inter-company balances and transactions.

	March 31, 2003
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets:
Accounts receivable	$—	$—	$797.2	$—	$797.2
Inventories			956.6		956.6
Other current assets	66.5		221.0		287.5

Total current assets	66.5	—	1,974.8	—	2,041.3
Investments in and advances to subsidiaries	3,763.2	2,063.2		(5,826.4)	—
Goodwill			2,744.6		2,744.6
Other non-current assets	7.5		1,998.5		2,006.0

Total other assets	3,770.7	2,063.2	4,743.1	(5,826.4)	4,750.6
Property, plant and equipment, net			3,360.4		3,360.4

Total assets	$3,837.2	$2,063.2	$10,078.3	$(5,826.4)	$10,152.3

Current liabilities:
Accounts payable and accrued liabilities	$—	$—	$1,005.3	$—	$1,005.3
Current portion of asbestos liability	190.0				190.0
Short-term loans and long-term debt due within one year			84.6		84.6

Total current liabilities	190.0	—	1,089.9	—	1,279.9
Long-term debt	1,700.0		5,479.6	(1,700.0)	5,479.6
Asbestos-related liabilities	307.5				307.5
Other non-current liabilities and minority interests	(105.0)		1,445.6		1,340.6
Capital structure	1,744.7	2,063.2	2,063.2	(4,126.4)	1,744.7

Total liabilities and share owners' equity	$3,837.2	$2,063.2	$10,078.3	$(5,826.4)	$10,152.3

	December 31, 2002
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets:
Accounts receivable	$—	$—	$701.9	$—	$701.9
Inventories			893.5		893.5
Other current assets	68.3		223.5		291.8

Total current assets	68.3	—	1,818.9	—	1,887.2
Investments in and advances to subsidiaries	3,722.1	2,022.1		(5,744.2)	—
Goodwill			2,691.2		2,691.2
Other non-current assets	12.2		1,954.6		1,966.8

Total other assets	3,734.3	2,022.1	4,645.8	(5,744.2)	4,658.0
Property, plant and equipment, net			3,324.1		3,324.1

Total assets	$3,802.6	$2,022.1	$9,788.8	$(5,744.2)	$9,869.3

Current liabilities:
Accounts payable and accrued liabilities	$—	$—	$1,024.2	$—	$1,024.2
Current portion of asbestos liability	195.0				195.0
Short-term loans and long-term debt due within one year			78.2		78.2

Total current liabilities	195.0	—	1,102.4	—	1,297.4
Long-term debt	1,700.0		5,268.0	(1,700.0)	5,268.0
Asbestos-related liabilities	357.7				357.7
Other non-current liabilities and minority interests	(120.9)		1,396.3		1,275.4
Capital structure	1,670.8	2,022.1	2,022.1	(4,044.2)	1,670.8

Total liabilities and share owners' equity	$3,802.6	$2,022.1	$9,788.8	$(5,744.2)	$9,869.3

	March 31, 2002
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets:
Accounts receivable	$—	$—	$774.2	$—	$774.2
Inventories			897.6		897.6
Other current assets	77.0	—	289.2	—	366.2

Total current assets	77.0	—	1,961.0	—	2,038.0
Investments in and advances to subsidiaries	3,554.8	1,854.8		(5,409.6)	—
Goodwill			2,564.2		2,564.2
Other non-current assets	37.0		1,820.2		1,857.2

Total other assets	3,591.8	1,854.8	4,384.4	(5,409.6)	4,421.4
Property, plant and equipment, net			3,238.6		3,238.6

Total assets	$3,668.8	$1,854.8	$9,584.0	$(5,409.6)	$9,698.0

Current liabilities:
Accounts payable and accrued liabilities	$—	$—	$940.1	$—	$940.1
Current portion of asbestos liability	220.0				220.0
Short-term loans and long-term debt due within one year			86.4		86.4

Total current liabilities	220.0	—	1,026.5	—	1,246.5
Long-term debt	1,700.0		5,344.7	(1,700.0)	5,344.7
Asbestos-related liabilities	492.5				492.5
Other non-current liabilities and minority interests	(159.4)		1,358.0		1,198.6
Capital structure	1,415.7	1,854.8	1,854.8	(3,709.6)	1,415.7

Total liabilities and share owners' equity	$3,668.8	$1,854.8	$9,584.0	$(5,409.6)	$9,698.0

	Three months ended March 31, 2003
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Results of Operations
Net sales	$—	$—	$1,386.4	$—	$1,386.4
External interest income			7.8		7.8
Intercompany interest income	33.1	33.1		(66.2)	—
Equity earnings from subsidiaries	34.4	34.4		(68.8)	—
Other equity earnings			5.8		5.8
Other revenue			11.9		11.9

Total revenue	67.5	67.5	1,411.9	(135.0)	1,411.9
Manufacturing, shipping, and delivery			1,140.1		1,140.1
Research, engineering, selling, administrative, and other			106.3		106.3
External interest expense	33.1		77.9		111.0
Intercompany interest expense		33.1	33.1	(66.2)	—

Total costs and expense	33.1	33.1	1,357.4	(66.2)	1,357.4
Earnings before items below	34.4	34.4	54.5	(68.8)	54.5
Provision for income taxes			17.2		17.2
Minority share owners' interests in earnings of subsidiaries			2.9		2.9

Net income	$34.4	$34.4	$34.4	$(68.8)	$34.4

	Three months ended March 31, 2002
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Results of Operations
Net sales	$—	$—	$1,310.9	$—	$1,310.9
External interest income			5.3		5.3
Intercompany interest income	44.0	44.0		(88.0)	—
Equity earnings from subsidiaries	59.3	(396.5)		337.2	—
Other equity earnings			6.0		6.0
Other revenue			16.1		16.1

Total revenue	103.3	(352.5)	1,338.3	249.2	1,338.3
Manufacturing, shipping, and delivery			1,019.8		1,019.8
Research, engineering, selling, administrative, and other	475.0		108.4		583.4
External interest expense	44.0		67.8		111.8
Intercompany interest expense		44.0	44.0	(88.0)	—

Total costs and expense	519.0	44.0	1,240.0	(88.0)	1,715.0
Earnings (loss) before items below	(415.7)	(396.5)	98.3	337.2	(376.7)
Provision (credit) for income taxes	(170.4)		34.5		(135.9)
Minority share owners' interests in earnings of subsidiaries			4.5		4.5

Earnings (loss) before cumulative effect of accounting change	(245.3)	(396.5)	59.3	337.2	(245.3)
Cumulative effect of accounting change	(460.0)		(460.0)	460.0	(460.0)

Net loss	$(705.3)	$(396.5)	$(400.7)	$797.2	$(705.3)

	Three months ended March 31, 2003
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows
Cash used in operating activities	$(50.4)	$—	$(14.5)	$—	$(64.9)
Cash used in investing activities			(111.6)		(111.6)
Cash provided by financing activities	50.4		126.8		177.2
Effect of exchange rate change on cash			1.4		1.4

Net change in cash	—	—	2.1	—	2.1
Cash at beginning of period			126.4		126.4

Cash at end of period	$—	$—	$128.5	$—	$128.5

	Three months ended March 31, 2002
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows
Cash provided by (used in) operating activities	$(61.3)	$—	$97.7	$—	$36.4
Cash provided by (used in) investing activities			(97.7)		(97.7)
Cash provided by (used in) financing activities	61.3		(42.0)		19.3
Effect of exchange rate change on cash			1.6		1.6

Net change in cash	—	—	(40.4)	—	(40.4)
Cash at beginning of period			155.6		155.6

Cash at end of period	$—	$—	$115.2	$—	$115.2

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations—First Quarter 2003 compared with First Quarter 2002

Net Sales

        The Company's net sales by segment (in millions of dollars) for the first quarters of 2003 and 2002 are presented in the following table. For further information, see Segment Information included in Note 8 to the Condensed Consolidated Financial Statements.

	2003	2002
Glass Containers	$930.6	$870.1
Plastics Packaging	455.8	440.8

Segment and consolidated net sales	$1,386.4	$1,310.9

        Consolidated net sales for the first quarter of 2003 increased $75.5 million, or 5.8%, to $1,386.4 million from $1,310.9 million in the first quarter of 2002.

        Net sales of the Glass Containers segment increased $60.5 million, or 7.0%, over the first quarter of 2002. In North America, a $13.7 million decrease in sales was primarily attributed to lower unit shipments. Severe winter weather conditions caused lower demand, principally for beer containers. The combined U.S. dollar sales of the segment's affiliates outside of North America increased $74.2 million, or 17.6% over the first quarter of 2002. The increase was partially attributed to an 11% increase in unit shipments and higher prices in the European businesses as well as a 9% increase in shipments in the Asia Pacific region. These increases were partially offset by overall decreased sales in South America, principally resulting from the effects of a national strike in Venezuela that began in early December 2002. The strike caused energy supply curtailments that forced the Company to idle its two plants in the country, adversely affecting net sales in the first quarter of 2003 by approximately $20 million. In addition, the effects of changing foreign currency exchange rates increased reported U.S. dollar sales of the segment's affiliates in Europe and the Asia Pacific region by approximately $61 million and decreased reported U.S. dollar sales of the segment's affiliates in South America by approximately $15 million.

        Net sales of the Plastics Packaging segment increased $15.0 million, or 3.4%, over the first quarter of 2002. Unit shipments increased by approximately 8.0% overall, led by increased shipments of plastic containers for food, health and personal care, juices, water and prescription packaging, and closures for beverages and food. These increases were offset by lower selling prices for certain of the segment's plastic products. The effects of higher resin cost pass-throughs increased sales in the first quarter of 2003 by approximately $16 million compared to the first quarter of 2002.

EBIT

        The Company's Segment EBIT results (in millions of dollars) for the first quarter of 2003 and 2002 are presented in the following table. For further information, see Segment Information included in Note 8 to the Condensed Consolidated Financial Statements.

	2003	2002
Glass Containers	$126.6	$151.1
Plastics Packaging	50.9	74.8

Product EBIT	177.5	225.9
Eliminations and other retained items	(19.8)	(21.1)

Consolidated Segment EBIT	$157.7	$204.8

        Total product EBIT for the first quarter of 2003 decreased $48.4 million, or 21.4%, to $177.5 million from the first quarter of 2002 product EBIT of $225.9 million.

        EBIT of the Glass Containers segment for the first quarter of 2003 decreased $24.5 million to $126.6 million, compared to EBIT of $151.1 million in the first quarter of 2002. In North America, EBIT for the first quarter of 2003 decreased $37.2 million from the first quarter of 2002. The decrease resulted from higher energy costs of $11.2 million, lower pension income of approximately $10 million and lower unit shipments, particularly beer containers, resulting primarily from severe winter weather conditions, partially offset by an overall improvement in unit pricing compared to the first quarter of 2002. The combined U.S. dollar EBIT of the segment's affiliates outside North America increased $12.7 million over the first quarter of 2002. The increase was partially attributed to increased unit shipments, improved productivity, and higher prices in the European businesses as well as increased shipments in the Asia Pacific region. These increases were partially offset by increased energy costs of approximately $11 million in Europe and the Asia Pacific region and overall decreased sales in South America principally resulting from the effects of a national strike in Venezuela that began in early December 2002. The strike caused energy supply curtailments that forced the Company to idle its two plants in the country, adversely affecting EBIT in the first quarter of 2003 by approximately $10 million. In addition, the effects of changing foreign currency exchange rates increased reported U.S. dollar EBIT of the segment's affiliates in Europe and the Asia Pacific region by approximately $9 million and decreased reported U.S. dollar EBIT of the segment's affiliates in South America by approximately $2 million.

        EBIT of the Plastics Packaging segment for the first quarter of 2003 decreased $23.9 million, or 32.0%, to $50.9 million compared to EBIT of $74.8 million in the first quarter of 2002. Unit shipments increased approximately 8% overall, led by plastic containers for food, health and personal care, juices and water, and prescription packaging, and closures for beverages and food. However, the change in product mix and lower selling prices for certain of the segment's plastic products more than offset the effects of increased shipments, reducing EBIT by $9.8 million compared to the first quarter of 2002. Other factors that unfavorably affected EBIT in the first quarter of 2003 compared to the first quarter of 2002 were: (1) reduced EBIT of $7.5 million for the segment's advanced technology systems business, as a major customer discontinued production in the U.S. and relocated that production to Singapore; (2) increased manufacturing costs of $2.7 million from the start-up of new products in the segment's Closure and Specialty business; and (3) lower pension income of approximately $2 million. The Plastics Packaging segment operates in a number of highly competitive markets and has incurred significant pricing pressure in some product lines which the Company expects to partially offset with increased unit volume, improved productivity and reduced costs.

        Eliminations and other retained items for the first quarter of 2003 increased $1.3 million over the first quarter of 2002.

        Consolidated EBIT for the three months ended March 31, 2002, included a charge for asbestos-related costs of $475.0 million discussed further below.

Interest Expense

        Interest expense decreased to $111.0 million in the first quarter of 2003 from $111.8 million in the first quarter of 2002. Interest expense for the first quarter of 2002 included $10.9 million which was reclassified from extraordinary items as required by FAS No. 145. For further information, see Note 9 to the Condensed Consolidated Financial Statements. Exclusive of this reclassification, interest expense in the first quarter of 2003 was $10.1 million higher than in the first quarter of 2002. The higher interest expense in 2003 was mainly due to the issuance during 2002 of $1.625 billion of fixed rate Senior Secured Notes. The proceeds from the Senior Secured Notes were used to repay lower cost, variable rate debt borrowed under the Company's Secured Credit Agreement. Lower interest rates in 2003 on the Company's remaining variable rate debt partially offset the increase.

Provision for Income Taxes

        The Company's effective tax rate in the first quarter of 2003 was 31.6%. Excluding the effects of the first quarter 2002 asbestos-related charge, the Company's effective tax rate was 30.8% in the first quarter of 2002 and 29.8% for the full year 2002.

Minority Share Owners' Interest in Earnings of Subsidiaries

        Minority share owners' interest in earnings of subsidiaries for the first quarter of 2003 was $2.9 million compared to $4.5 million for the first quarter of 2002. The decrease is attributable to lower net income for certain of the Company's subsidiaries, particularly in Venezuela where the effects of a national strike caused the Company to close its facilities during the first part of the quarter.

Net Earnings

        For the first quarter of 2003, the Company recorded net earnings of $34.4 million compared to a net loss of $705.3 million for the first quarter of 2002. The following items were included in the net loss for the first quarter of 2002: (1) a $460.0 million charge from the cumulative effect of the change in method of accounting for goodwill; (2) a charge of $475.0 million ($308.8 million after tax) for future asbestos-related costs; and (3) additional charges to interest expense of $10.9 million ($6.7 million after tax) for the write-off of deferred finance fees related to the early extinguishment of debt which had been reported as an extraordinary item in 2002, but was reclassified to interest expense as required by FAS No. 145.

Asbestos-Related Charge

        The asbestos-related charge of $475.0 million ($308.8 million after tax) recorded in the first quarter of 2002 represented an increase in the reserve for estimated future asbestos-related costs. Following the completion of a comprehensive review of its asbestos-related liabilities and costs in April 2002, the Company concluded that an increase in the reserve was required to provide for estimated indemnity payments and legal fees arising from asbestos personal injury lawsuits and claims expected to be filed in the next several years. The Company anticipates that cash flows from operations and other resources will be sufficient to meet all asbestos-related obligations.

        A former business unit of the Company produced a minor amount of specialized high-temperature insulation material containing asbestos from 1948 until 1958, when the business was sold. In line with its limited involvement with an asbestos-containing product and its exit from that business 45 years ago, the Company will continue to work aggressively to minimize the number of incoming cases and will continue to limit payments to only those impaired claimants who were exposed to the Company's products and whose claims have merit under applicable state law. During the first quarter of 2003, the number of asbestos-related claims pending decreased slightly from the previously reported level of approximately 24,000 at December 31, 2002.

Capital Resources and Liquidity

        The Company's total debt at March 31, 2003 was $5.56 billion, compared to $5.35 billion at December 31, 2002 and $5.43 billion at March 31, 2002.

        During April 2001, certain of the Company's subsidiaries entered into the Secured Credit Agreement (the "Agreement") with a group of banks, which expires on March 31, 2004. The Agreement provides for a $2.45 billion ($3.0 billion initially) revolving credit facility.

        The Company's subsidiary borrowers intend to amend and restate the Agreement during the second quarter of 2003 to, among other things, extend the maturity through April 1, 2007. As of May 15, 2003, the Company had non-cancelable commitments to the proposed amended and restated Agreement in excess of the amount of borrowings outstanding at March 31, 2003. The Company expects that the proposed amended and restated credit agreement will be finalized during the second quarter of 2003.

        At March 31, 2003, the Company had available credit totaling $2.450 billion under the Agreement, of which $297.5 million had not been utilized. Cash provided by (utilized in) operating activities was $(64.9) million for the first three months of 2003 compared to $36.4 million for the first three months of 2002. The decrease in cash provided by operations is due in part to an increase in accounts receivable as a result of increased sales in Europe and increased plastic product and machine sales domestically. The first quarter of 2003 also lacks the benefit of a significant collection of past due accounts receivable from the Canadian acquisition which were collected in the first quarter of 2002. Additional borrowings under the Agreement were necessary to fund these working capital requirements.

        During May 2003, a subsidiary of the Company issued Senior Secured Notes totaling $450 million and Senior Notes totaling $450 million. The notes bear interest at 7.75% and 8.25%, respectively, and are due May 15, 2011 and May 15, 2013, respectively. Both series of notes are guaranteed by substantially all of the Company's domestic subsidiaries. In addition, the assets of substantially all of the Company's domestic subsidiaries are pledged as security for the Senior Secured Notes. The indenture for the 7.75% Senior Secured Notes has substantially the same restrictions as the 8.875% and 8.75% Senior Secured Notes. The indenture for the 8.25% Senior Notes contains similar restrictions. The issuing subsidiary will use the net proceeds from the notes of approximately $880 million to repurchase in a tender offer scheduled to expire on May 23, 2003, and/or otherwise repurchase, all $300 million of the Company's 7.85% Senior Notes due 2004 and permanently reduce the revolving credit facility under the Agreement.

        The Senior Secured Notes totaling $2.075 billion and Senior Notes totaling $450 million that were issued during 2002 and 2003 were part of the Company's plan to improve financial flexibility by issuing long-term fixed rate debt. While this strategy extends the maturity of the Company's debt, the long-term fixed rate debt increases the cost of borrowing compared to the shorter term, variable rate debt. The Company expects that the effects of additional higher cost fixed rate debt and the proposed amended and restated credit agreement referred to above, will add approximately $48 million to interest expense for the full year of 2003 compared to the full year of 2002 before consideration of charges related to the early repayment of debt. The Company presently does not expect to issue additional notes, other than those discussed above, during 2003.

        The Company anticipates that cash flow from its operations and from utilization of credit available under the Agreement and the proposed amended and restated agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations on a short-term and long-term basis. The Company expects that its total asbestos-related payments in 2003 will be moderately lower than 2002. Based on the Company's expectations regarding future payments for lawsuits and claims and also based on the Company's expected operating cash flow, the Company believes that the payment of any deferred amounts of previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits and claims associated with asbestos, will not have a material adverse effect upon the Company's liquidity on a short-term or long-term basis.

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

Pension Benefit Plans Funded Status

        Because of their historically well-funded status, the Company's principal defined benefit pension plans contributed pretax credits to earnings of approximately $7.9 million for the first three months of 2003 and approximately $20.7 million for the first three months of 2002. The 2003 decrease in pretax pension credits is attributed to several factors discussed below.

        The determination of pension obligations and the related pension credits involves significant estimates. The most significant estimates are the discount rate used to calculate the actuarial present value of benefit obligations and the expected long-term rate of return on assets used in calculating the pension credits for the year. The Company uses a discount rate based on yields of highly rated fixed income debt securities at the end of the year. At December 31, 2002, the weighted average discount rate for all plans was 6.52%. The Company uses an expected long-term rate of return that is based on the past performance of the various plans' assets and an estimate of the future performance of the assets. Declines in the stock market over the last few years have reduced the fair value of the Company's pension plan assets, which, in turn, has caused reduced credits to earnings. In 2003, the Company has reduced its assumed rate of return on pension assets to a weighted average expected long-term rate of approximately 8.75%, compared to 9.64% for the year ended December 31, 2002. The lower assumed rate, combined with a lower asset base, will cause the pretax credits to earnings to be substantially lower for the full year of 2003 as compared to 2002. The Company expects that these credits will be approximately $50 million, or 60%, lower for the full year of 2003 than for 2002.

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

        If the Accumulated Benefit Obligation ("ABO") of the Company's principal pension plans in the U.S. and Australia exceeds the fair value of their assets at the next measurement date of December 31, 2003, the Company will be required to write off most of its prepaid pension asset ($937.9 million at March 31, 2003) and record a liability equal to the excess of the ABO over the fair value of the assets. The noncash charge would resilt in a decrease in the Accumulated Other Compensation Income component of share owners' equity that would significantly reduce net worth.

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

        The Company expects to complete a comprehensive review of its asbestos-related liabilities and costs in connection with finalizing and reporting its results for 2003, and annually thereafter, unless significant changes in trends or new developments warrant an earlier review. If the results of this annual comprehensive review indicate that the existing amount of the accrued liability is insufficient to cover its estimated liabilities, then the Company will record an appropriate charge to increase the accrual. The Company's estimates are based on a number of factors as described further in Note 7 to the Condensed Consolidated Financial Statements.

Goodwill

        The Company evaluates goodwill annually (or more frequently if impairment indicators arise) for impairment as of October 1 of each year. Goodwill impairment testing is performed using the business enterprise value ("BEV") of each reporting unit which is calculated as of a measurement date by determining the present value of debt-free, after tax future cash flows, discounted at the weighted average cost of capital of a hypothetical third-party buyer. This BEV is then compared to the book value of each reporting unit as of the measurement date to assess whether an impairment exists. The annual impairment testing performed as of October 1, 2002 indicated that there was no impairment of any of the reporting units of the Company.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk.

        All borrowings under the April 2001 Secured Credit Agreement, including borrowings by foreign subsidiaries, are denominated in U.S. dollars. As described in Note 10 to the financial statements, certain amounts borrowed under the agreement by foreign subsidiaries have been swapped into the subsidiaries' functional currencies.

        The Company's subsidiary borrowers intend to amend and restate the Agreement during the second quarter of 2003, to, among other things, extend the maturity through April 1, 2007. As of May 15, 2003, the Company had non-cancelable commitments to the proposed amended and restated Agreement in excess of the amount of borrowings outstanding at March 31, 2003. The Company expects that the proposed amended and restated credit agreement will be finalized during the second quarter of 2003.

        The Senior Secured Notes totaling $2.075 billion and Senior Notes totaling $450 million that were issued during 2002 and 2003 were part of the Company's plan to improve financial flexibility by issuing long-term fixed rate debt. While this strategy extends the maturity of the Company's debt, the long-term fixed rate debt increases the cost of borrowing compared to the shorter term, variable rate debt. The Company expects that the effects of additional higher cost fixed rate debt and the proposed amended and restated credit agreement referred to above, will add approximately $48 million to interest expense for the full year of 2003 compared to the full year of 2002. The Company presently does not expect to issue additional notes, other than those discussed above, during 2003.

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

Item 4.    Controls and Procedures.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

        In August 1998, the Company received a Notice of Violation from the United States Environmental Protection Agency regarding alleged opacity violations at its Oakland, California glass container plant from the period of 1994 through 1997. Certain furnaces at the plant are equipped with monitors that continuously monitor opacity. During this period, these furnaces had occasional upset and breakdown conditions that caused opacity excursions that were reported to the State of California as required. In each instance an opacity violation notice was given by the State of California and in each case the matter was settled. This action by the U.S. EPA involves the same incidents that were resolved with the State of California. The Company has reached a settlement with the U.S. EPA under which it paid monetary penalties of $200,000, without requiring any additional permits or abatement equipment.

        For further information on legal proceedings, see Note 7 to the Condensed Consolidated Financial Statements, "Contingencies," that is included in Part I of this Report and is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits:

Exhibit 4.1	Fourth Amendment to Secured Credit Agreement, dated April 16, 2003
Exhibit 4.2	Fourth Supplemental Indenture, dated as of May 6, 2003, among Owens-Brockway Glass Container, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee
Exhibit 4.3	Indenture, dated as of May 6, 2003, among Owens-Brockway Glass Container, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee
Exhibit 10.1	Third Amendment to Amended and Restated Owens-Illinois Supplemental Retirement Benefit Plan
Exhibit 12	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends
Exhibit 99.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
Exhibit 99.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
  (b)
  Reports on Form 8-K:

    On March 28, 2003, the Registrant filed a Form 8-K which included a press release dated March 27, 2003 announcing the election of Thomas L. Young to the position of chief financial officer.

    On March 31, 2003, the Registrant filed a Form 8-K which included a press release dated March 28, 2003 announcing revised earnings projections for the full year 2003.

*
This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OWENS-ILLINOIS, INC.
Date: May 15, 2003	By:	/s/ EDWARD C. WHITE Edward C. White, Vice President and Controller (Principal Accounting Officer)

CERTIFICATIONS

I, Joseph H. Lemieux, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Owens-Illinois, Inc.;

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

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

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

Date: May 15, 2003	/s/ JOSEPH H. LEMIEUX
Joseph H. Lemieux Chairman and Chief Executive Officer

CERTIFICATIONS

I, Thomas L. Young, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Owens-Illinois, Inc.;

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

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

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

Date: May 15, 2003	/s/ THOMAS L. YOUNG Thomas L. Young Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibits
4.1	Fourth Amendment to Secured Credit Agreement, dated April 16, 2003
4.2	Fourth Supplemental Indenture, dated as of May 6, 2003, among Owmns-Brockway Glass Container, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee
4.3	Indenture, dated as of May 6, 2003, among Owens-Brockway Glass Container, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee
10.1	Third Amendment to Amended and Restated Owens-Illinois Supplemental Retirement Third Amendment to Amended and Restated Owens-Illinois Supplemental Retirement Benefit Plan
12	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends
99.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
99.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

*
This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

QuickLinks

Part I—FINANCIAL INFORMATION
  Item 1. Financial Statements.
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosure About Market Risk.
  Item 4. Controls and Procedures.
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES