Form 10-Q
period 2003-09-30
OWENS ILLINOIS INC /DE/
filed 2003-11-13
CIK 812074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.   20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2003

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Owens-Illinois, Inc.
(Exact name of registrant as specified in its charter)

Delaware	1-9576	22-2781933
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employer Identification No.)

	One SeaGate, Toledo, Ohio	43666
	(Address of principal executive offices)	(Zip Code)

419-247-5000
(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Owens-Illinois, Inc. $.01 par value common stock – 147,809,819 shares at October 31, 2003.

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

The Condensed Consolidated Financial Statements presented herein are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated.  Since the following unaudited condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions, except per share amounts)

	Three months ended Sept. 30,
	2003	2002

Revenues:
Net sales	$1,588.5	$1,472.1
Royalties and net technical assistance	6.1	5.4
Equity earnings	6.6	7.6
Interest	3.3	5.9
Other	6.0	9.6

	1,610.5	1,500.6

Costs and expenses:
Manufacturing, shipping, and delivery	1,257.6	1,137.7
Research and development	12.3	10.0
Engineering	7.9	11.6
Selling and administrative	88.9	76.6
Interest	120.1	106.9
Other	81.3	6.9

	1,568.1	1,349.7
Earnings before items below	42.4	150.9

Provision for income taxes	5.5	47.7

Minority share owners’ interests in earnings of subsidiaries	8.0	5.3

Net earnings	$28.9	$97.9

Basic net earnings per share of common stock	$0.16	$0.63

Weighted average shares outstanding (thousands)	146,936	146,749

Diluted net earnings per share of common stock	$0.16	$0.63

Weighted diluted average shares (thousands)	147,827	147,474

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions, except per share amounts)

	Nine months ended Sept. 30,
	2003	2002

Revenues:
Net sales	$4,554.5	$4,280.3
Royalties and net technical assistance	18.6	18.5
Equity earnings	20.2	19.8
Interest	17.4	17.8
Other	15.8	25.5

	4,626.5	4,361.9

Costs and expenses:
Manufacturing, shipping, and delivery	3,668.4	3,310.6
Research and development	34.6	30.0
Engineering	25.7	29.1
Selling and administrative	254.7	241.3
Interest	369.5	324.9
Other	127.2	501.8

	4,480.1	4,437.7

Earnings (loss) before items below	146.4	(75.8)

Provision (credit) for income taxes	49.4	(40.9)

Minority share owners’ interests in earnings of subsidiaries	16.7	15.6
Earnings (loss) before cumulative effect of accounting change	80.3	(50.5)
Cumulative effect of accounting change		(460.0)

Net earnings (loss)	$80.3	$(510.5)
Basic net earnings (loss) per share of common stock:
Earnings (loss) before cumulative effect of accounting change	$0.44	$(0.46)
Cumulative effect of accounting change		(3.14)
Net earnings (loss)	$0.44	$(3.60)

Weighted average shares outstanding (thousands)	146,894	146,560

Diluted net earnings (loss) per share of common stock:
Earnings (loss) before cumulative effect of accounting change	$0.44	$(0.46)
Cumulative effect of accounting change		(3.14)
Net earnings (loss)	$0.44	$(3.60)

Weighted diluted average shares (thousands)	147,624	146,560

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	Sept. 30, 2003	Dec. 31, 2002	Sept. 30, 2002
Assets
Current assets:
Cash, including time deposits	$148.3	$126.4	$177.1
Short-term investments, at cost which approximates market	28.9	17.6	17.4
Receivables, less allowances for losses and discounts ($53.8 at Sept. 30, 2003, $62.5 at December 31, 2002, and $60.6 at Sept. 30, 2002)	875.8	701.9	787.4
Inventories	995.4	893.5	841.1
Prepaid expenses	162.0	147.8	230.1

Total current assets	2,210.4	1,887.2	2,053.1

Investments and other assets:
Equity investments	189.1	192.0	177.7
Repair parts inventories	204.5	196.2	183.3
Prepaid pension	958.3	925.5	949.6
Insurance receivable for asbestos-related costs	7.2	12.2	13.8
Deposits, receivables, and other assets	412.4	640.9	611.0
Goodwill	2,858.2	2,691.2	2,636.3

Total other assets	4,629.7	4,658.0	4,571.7

Property, plant, and equipment, at cost	6,421.2	5,978.2	5,857.8
Less accumulated depreciation	3,017.2	2,654.1	2,645.8

Net property, plant, and equipment	3,404.0	3,324.1	3,212.0

Total assets	$10,244.1	$9,869.3	$9,836.8

CONDENSED CONSOLIDATED BALANCE SHEETS – Continued

	Sept. 30 2003	Dec. 31, 2002	Sept. 30 2002
Liabilities and Share Owners’ Equity
Current liabilities:
Short-term loans and long-term debt due within one year	$78.4	$78.2	$64.9
Current portion of asbestos-related liabilities	180.0	195.0	205.0
Accounts payable and other liabilities	1,142.8	1,024.2	995.8

Total current liabilities	1,401.2	1,297.4	1,265.7

Long-term debt	5,424.0	5,268.0	5,321.1

Deferred taxes	287.1	278.4	371.9

Nonpension postretirement benefits	286.8	291.5	287.7

Other liabilities	555.7	563.6	439.1

Asbestos-related liabilities	215.5	357.7	401.4

Commitments and contingencies

Minority share owners’ interests	149.7	141.9	130.2

Share owners’ equity:
Convertible preferred stock, par value $.01 per share, liquidation preference $50 per share, 9,050,000 shares authorized, issued and outstanding	452.5	452.5	452.5
Common stock, par value $.01 per share 250,000,000 shares authorized, 160,717,556 shares issued and outstanding, less 12,914,262 treasury shares at September 30, 2003 (160,265,744 issued and outstanding, less 12,914,262 treasury shares at December 31, 2002 and 160,262,255 issued and outstanding, less 12,914,262 treasury shares at September 30, 2002)	1.6	1.6	1.6
Capital in excess of par value	2,228.4	2,224.9	2,224.0
Treasury stock, at cost	(247.6)	(247.6)	(247.6)
Retained earnings (deficit)	(112.9)	(177.0)	(222.0)
Accumulated other comprehensive income	(397.9)	(583.6)	(588.8)

Total share owners’ equity	1,924.1	1,670.8	1,619.7

Total liabilities and share owners’ equity	$10,244.1	$9,869.3	$9,836.8

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED CASH FLOWS

 (Dollars in millions)

	Nine months ended Sept. 30,
	2003	2002
Cash flows from operating activities:
Net earnings (loss) before cumulative effect of accounting change	$80.3	$(50.5)
Non-cash charges (credits):
Depreciation	350.0	321.1
Amortization of intangibles and other deferred items	20.3	20.0
Amortization of finance fees	16.1	16.7
Future asbestos-related costs		475.0
Deferred tax provision (credit)	(11.6)	(97.0)
Loss on the sale of long-term notes receivable	37.4
Loss on the sale of certain closures assets	37.4
Capacity curtailment charge	28.5
Other	(52.2)	(108.3)
Change in non-current operating assets	(27.1)	30.8
Asbestos-related payments	(157.2)	(167.4)
Asbestos-related insurance proceeds	5.0	23.2
Change in non-current liabilities	(12.4)	(16.4)
Change in components of working capital	(172.2)	(38.1)
Cash provided by operating activities	142.3	409.1
Cash flows from investing activities:
Additions to property, plant, and equipment	(316.0)	(343.2)
Proceeds from sale of long-term notes receivable	163.0
Net cash proceeds from divestitures and asset sales	15.2	25.7
Acquisitions, net of cash acquired		(6.5)
Cash utilized in investing activities	(137.8)	(324.0)
Cash flows from financing activities:
Additions to long-term debt	2,071.1	1,245.9
Repayments of long-term debt	(1,917.2)	(1,244.1)
Increase in short-term loans	(0.5)	14.0
Net payments for debt-related hedging activity	(81.3)	(47.0)
Payment of finance fees	(45.6)	(18.0)
Convertible preferred stock dividends	(16.1)	(16.1)
Issuance of common stock and other	2.7	6.1
Cash provided by (utilized in) financing activities	13.1	(59.2)
Effect of exchange rate fluctuations on cash	4.3	(4.4)
Increase in cash	21.9	21.5
Cash at beginning of period	126.4	155.6
Cash at end of period	$148.3	$177.1

See accompanying notes.

OWENS-ILLINOIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tabular data dollars in millions,

except share and per share amounts

1.              Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended Sept. 30,
	2003	2002
Numerator:
Net earnings	$28.9	$97.9
Convertible preferred stock dividends	(5.4)	(5.4)

Numerator for basic earnings per share - income available to common share owners	$23.5	$92.5

Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	146,935,893	146,749,200

Effect of dilutive securities:
Stock options and other	891,397	724,657

Denominator for diluted earnings per share - adjusted weighted average shares outstanding	147,827,290	147,473,857

Basic earnings per share	$0.16	$0.63

Diluted earnings per share	$0.16	$0.63

The convertible preferred stock was not included in the computation of diluted earnings per share for the three months ended September 30, 2003 and 2002 since the result would have been antidilutive.  Options to purchase 7,027,184 and 7,124,574 weighted average shares of common stock that were outstanding during the three months ended September 30, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

	Nine months ended Sept. 30,
	2003	2002
Numerator:
Earnings (loss) before cumulative effect of accounting change	$80.3	$(50.5)
Convertible preferred stock dividends	(16.1)	(16.1)

Numerator for basic earnings (loss) per share - income (loss) available to common share owners	$64.2	$(66.6)

Denominator:
Denominator for basic earnings (loss) per share - weighted average shares outstanding	146,893,614	146,560,311
Effect of dilutive securities:
Stock options and other	730,595	—

Denominator for diluted earnings (loss) per share - adjusted weighted average shares outstanding	147,624,209	146,560,311

Basic earnings (loss) per share	$0.44	$(0.46)

Diluted earnings (loss) per share	$0.44	$(0.46)

The convertible preferred stock was not included in the computation of diluted earnings per share for the nine months ended September 30, 2003 since the result would have been antidilutive.  Options to purchase 7,211,616 weighted average shares of common stock that were outstanding during the nine months ended September 30, 2003, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.  For the nine months ended September 30, 2002, diluted earnings per share of common stock are equal to basic earnings per share of common stock due to the net loss.

2.  Inventories

Major classes of inventory are as follows:

	Sept. 30, 2003	Dec. 31, 2002	Sept. 30, 2002

Finished goods	$779.9	$684.9	$643.5
Work in process	8.0	7.4	7.1
Raw materials	136.4	133.2	118.3
Operating supplies	71.1	68.0	72.2

	$995.4	$893.5	$841.1

3.  Long-Term Debt

The following table summarizes the long-term debt of the Company:

	Sept. 30, 2003	Dec. 31, 2002	Sept. 30, 2002

Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$52.8	$1,825.0	$2,414.9
Term Loan			65.0
A Term Loan	460.0
B Term Loan	840.0
Senior Secured Notes:
8.875%, due 2009	1,000.0	1,000.0	1,000.0
7.75%, due 2011	450.0
8.75%, due 2012	625.0	625.0
Senior Notes:
7.85%, due 2004	36.5	300.0	300.0
7.15%, due 2005	350.0	350.0	350.0
8.10%, due 2007	300.0	300.0	300.0
7.35%, due 2008	250.0	250.0	250.0
8.25%, due 2013	450.0
Senior Debentures:
7.50%, due 2010	250.0	250.0	250.0
7.80%, due 2018	250.0	250.0	250.0
Other	140.6	148.7	163.8

	5,454.9	5,298.7	5,343.7

Less amounts due within one year	30.9	30.7	22.6

Long-term debt	$5,424.0	$5,268.0	$5,321.1

During May 2003, a subsidiary of the Company issued Senior Secured Notes totaling $450 million and Senior Notes totaling $450 million.  The notes bear interest at 7.75% and 8.25%, respectively, and are due May 15, 2011 and May 15, 2013, respectively.  Both series of notes are guaranteed by substantially all of the Company’s domestic subsidiaries.  In addition, the assets of substantially all of the Company’s domestic subsidiaries are pledged as security for the Senior Secured Notes.  The indentures for the 7.75% Senior Secured Notes and the 8.25% Senior Notes have substantially the same restrictions as the 8.875% and 8.75% Senior Secured Notes.  The issuing subsidiary used the net proceeds from the notes of approximately $880 million to purchase in a tender offer $263.5 million of the $300 million 7.85% Senior Notes due 2004 and to repay borrowings under the previous credit agreement.  Concurrently, available credit under the previous credit agreement was reduced to approximately $1.9 billion.  As part of the issuance of these notes and the related tender offer, the Company recorded in the second quarter of 2003 additional interest charges of $13.2 million for note repurchase premiums and the related write-off of unamortized finance fees and $3.6 million for the write-off of unamortized finance fees related to the reduction of available credit under the previous credit agreement.

On June 13, 2003, the Company’s subsidiary borrowers entered into an Amended and Restated Secured Credit Agreement (the “Agreement”) which provides for up to $1.9 billion of credit.  The Agreement consists of a $600 million revolving credit facility and a $460 million A term loan, each of which has a final maturity date of April 1, 2007, and an $840 million B term loan, which has a final maturity date of April 1, 2008.  Proceeds from borrowings under the Agreement were used to repay all amounts outstanding under the Company’s $1.9 billion previous credit agreement which had been scheduled to mature on March 31, 2004.

At September 30, 2003, the Company’s subsidiary borrowers had unused credit of $385.6 million available under the Agreement.

The weighted average interest rate on borrowings outstanding under the Agreement at September 30, 2003 was 4.43%.  Including the effects of cross-currency swap agreements related to borrowings under the Agreement by the Company’s Australian and Canadian subsidiaries, the weighted average interest rate at September 30, 2003 was 6.84%.

4.  Supplemental Cash Flow Information

	Nine months ended Sept. 30,
	2003	2002

Interest paid in cash	$297.1	$264.7

Income taxes paid in cash	42.5	25.2

Interest paid for the nine months ended September 30, 2003 included $12.6 million related to the repurchase of approximately $263.5 million of the $300 million 7.85% Senior Notes due 2004.  The increase in cash taxes paid is the result of higher international earnings.

5.  Comprehensive Income

The components of comprehensive income (loss) are: (a) net earnings (loss); (b) change in fair value of certain derivative instruments; (c) adjustment of minimum pension liabilities; and (d) foreign currency translation adjustments.  Total comprehensive income for the three month periods ended September 30, 2003 and 2002 amounted to $46.4 million and $44.5 million, respectively.  Total comprehensive income (loss) for the nine month periods ended September 30, 2003 and 2002 amounted to $266.0 million and $(523.0) million, respectively.

6.  Stock Options

The Company has three nonqualified stock option plans.  The Company has adopted the disclosure-only provisions (intrinsic value method) of Statement of Financial Accounting Standards (FAS) No. 123, “Accounting for Stock-Based Compensation.”  All options have been granted at prices equal to the market price of the Company’s common stock on the date granted.  Accordingly, the Company recognizes no compensation expense related to the stock option plans.

If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as allowed by FAS No. 123, pro forma net income (loss) and earnings (loss) per share would have been as follows:

	Three months ended Sept. 30,
	2003	2002

Net income:
As reported	$28.9	$97.9
Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1.6)	(2.2)

Pro forma	$27.3	$95.7

Basic earnings per share:
As reported	$0.16	$0.63
Pro forma	0.15	0.62
Diluted earnings per share:
As reported	0.16	0.63
Pro forma	0.15	0.62

	Nine months ended Sept. 30,
	2003	2002

Net income (loss):
As reported	$80.3	$(510.5)
Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(5.5)	(7.3)

Pro forma	$74.8	$(517.8)

Basic earnings (loss) per share:
As reported	$0.44	$(3.60)
Pro forma	0.40	(3.64)
Diluted earnings (loss) per share:
As reported	0.44	(3.60)
Pro forma	0.40	(3.64)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2003	2002

Expected life of options	5 years	5 years
Expected stock price volatility	72.7%	71.5%
Average risk-free interest rate	3.1%	4.5%
Expected dividend yield	0.0%	0.0%

7.  Contingencies

The Company is one of a number of defendants in a substantial number of lawsuits filed in numerous state and federal courts by persons alleging bodily injury (including death) as a result of exposure to dust from asbestos fibers.  From 1948 to 1958, one of the Company’s former business units commercially produced and sold approximately $40 million of a high-temperature, calcium-silicate based pipe and block insulation material containing asbestos.  The Company exited the pipe and block insulation business in April 1958.  The traditional asbestos personal injury lawsuits and claims relating to such production and sale of asbestos material typically allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and in some cases, punitive damages in various amounts (herein referred to as “asbestos claims”).

As of September 30, 2003, the Company has determined that it is a named defendant in asbestos lawsuits and claims involving approximately 31,000 plaintiffs and claimants.  Based upon an analysis of the lawsuits and claims pending as of December 31, 2002, virtually all such pending lawsuits and claims named a number of additional defendants (typically from 20 to 100 or more).  Approximately 40% of the plaintiffs and claimants do not specify the monetary damages sought.  Another 39% of the plaintiffs merely recite that the amount of damages sought exceeds the required jurisdictional minimum damages in the court of jurisdiction in which the suit is filed.  Approximately 14% of the plaintiffs specify the maximum damages sought in amounts from $10 million to $40 million.  Lastly, fewer than 7% of the plaintiffs are involved in lawsuits which specify precise damage amounts, with approximately 5.8% specifying amounts up to $20 million; approximately 0.2% specifying amounts from $20 million to $75 million; and, approximately 0.5% specifying amounts from $75 million to $125 million.  In addition, one lawsuit, pending since 1991 and involving fewer than 0.2% of the plaintiffs and approximately 60 defendants, specifies damages of $11 billion.

As indicated by the foregoing summary, modern pleading practice permits considerable variation in the assertion of monetary damages.  This variability, together with the actual experience discussed further below of litigating or resolving through settlement hundreds of thousands of asbestos claims and lawsuits over an extended period, demonstrates that the monetary relief which may be specified in a lawsuit or claim bears little relevance to its merits or disposition value.  Rather, the amount potentially recoverable for a specific claimant is determined by other factors such as the claimant’s severity of disease, product identification evidence against specific defendants, the defenses available to those defendants, the specific jurisdiction in which the claim is made, the claimant’s history of smoking or exposure to other possible disease-causative factors, and the various other matters discussed further below.

In addition to the pending claims set forth above, the Company has claims-handling agreements in place with many plaintiffs’ counsel throughout the country.  These agreements require evaluation and negotiation regarding whether particular claimants qualify under the criteria established by such agreements. The criteria for such claims include verification of a compensable illness and a reasonable probability of exposure to a product manufactured by the Company’s former business unit during its manufacturing period ending in 1958.  Some plaintiffs’ counsel have historically withheld claims under these agreements for later presentation while focusing their attention on active litigation in the tort system.  The Company believes that as of September 30, 2003 there are no more than 16,000 of such preexisting but presently unasserted claims against the Company that are not included in the total of pending claims set forth above.  The Company further believes that the bankruptcies of additional co-defendants, as discussed below, resulted in an acceleration of the presentation and disposition of a number of these previously withheld preexisting claims under such agreements, which claims would otherwise have been presented and disposed of over the next several years.  This acceleration is reflected in an increased number of pending asbestos claims and, to the extent disposed, contributed to an increase in asbestos-related payments.

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

Since receiving its first asbestos claim, the Company, as of September 30, 2003, has disposed of the asbestos claims of approximately 302,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $5,800.  The Company’s indemnity payments for these claims have varied on a per claim basis, and are expected to continue to vary considerably over time.  As discussed above, a part of the Company’s objective is to achieve, where possible, resolution of asbestos claims pursuant to claims-handling agreements.  Under such agreements, qualification by meeting certain illness and exposure criteria has tended to reduce the number of claims presented to the Company that would ultimately be dismissed or rejected due to the absence of impairment or product exposure evidence.  The Company expects that as a result, although aggregate spending may be lower, there may be an increase in the per claim average indemnity payment involved in such resolution.  In this regard, although the average of such payments has been somewhat higher following the implementation of the claims-handling agreements in the mid-1990s, the annual average amount has not varied materially from year to year in recent years.

The Company believes that its ultimate asbestos-related contingent liability (i.e., its indemnity or other claim disposition costs plus related legal fees) cannot be estimated with certainty. In 1993, the Company established a liability of $975 million to cover indemnity payments and legal fees associated with the resolution of outstanding and expected future asbestos lawsuits and claims. In 1998, an additional liability of $250 million was established.  During the third quarter of 2000, the Company established an additional liability of $550 million to cover the Company’s estimated indemnity payments and legal fees arising from outstanding asbestos personal injury lawsuits and claims and asbestos personal injury lawsuits and claims expected to be filed in the ensuing several years. In early March 2002, the Company initiated a comprehensive review to determine whether further adjustment of asbestos-related liabilities was appropriate.  At the conclusion of this review in April, the Company determined that an additional charge of $475 million would be appropriate to adjust the reserve for estimated future asbestos-related costs.  The Company’s ability to reasonably estimate its liability has been significantly affected by the volatility of asbestos-related litigation in the United States, the expanding list of non-traditional defendants that have been sued in this litigation and found liable for substantial damage awards, the continued use of litigation screenings to generate new lawsuits, the large number of claims asserted or filed by parties who claim prior exposure to asbestos materials but have no present physical impairment as a result of such exposure, and the growing number of co-defendants that have filed for bankruptcy.

The Company has continued to monitor trends which may affect its ultimate liability and has continued to analyze the developments and variables affecting or likely to affect the resolution of pending and future asbestos claims against the Company.  The Company expects that the gross amount of total asbestos-related cash payments will be moderately lower in 2003 compared to 2002 and will continue to decline thereafter as the preexisting but presently unasserted claims withheld under the claims handling agreements are presented to the Company and as the number of potential future claimants continues to decrease.  The material components of the Company’s accrual are based on amounts estimated by the Company in connection with its comprehensive review and consist of the following: (i) the reasonably probable contingent liability for asbestos claims already asserted against the Company, (ii) the contingent liability for preexisting but unasserted asbestos claims for prior periods arising under its administrative claims-handling agreements with various plaintiffs’ counsel, (iii) the contingent liability for asbestos claims not yet asserted against the Company, but which the Company believes it is reasonably probable will be asserted in the next several years, to the degree that an estimation as to future claims is possible, and (iv) the legal defense costs likely to be incurred in connection with the foregoing types of claims.

The significant assumptions underlying the material components of the Company’s accrual are:

a)                          the extent to which settlements are limited to claimants who were exposed to the Company’s asbestos-containing insulation prior to its exit from that business in 1958;

b)                         the extent to which claims are resolved under the Company’s administrative claims agreements or on terms comparable to those set forth in those agreements;

c)                          the extent of decrease or increase in the inventory of pending serious disease cases;

d)                         the extent to which the Company is able to successfully defend itself at trial;

e)                          the extent of actions by courts to eliminate, reduce or permit the diversion of financial resources for unimpaired claimants and so-called forum shopping;

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

The Company expects to complete a comprehensive review of its asbestos-related liabilities and costs in connection with finalizing and reporting its results for 2003, and annually thereafter, unless significant changes in trends or new developments warrant an earlier review.  If the results of this annual comprehensive review indicate that the existing amount of the accrued liability is insufficient to cover its estimated liabilities, then the Company will record an appropriate charge to increase the accrual.  While the amount of any such increase in the accrual has not yet been determined, at the present time, the Company believes that charge would not exceed $450 million; however, a lesser amount would result from the passage of proposed federal legislation that would fund all asbestos claims through a mandatory trust arrangement.

The Company has previously pursued recovery of its losses from third parties, particularly its insurance carriers, and has largely resolved all of its significant coverage claims. The Company expects some further recovery from deferred payment provisions of existing settlement agreements and from pursuing certain additional reimbursement claims. The Company believes such additional recoveries will equal or exceed the recorded receivable of $7.2 million at September 30, 2003.

In April 1999, Crown Cork & Seal Technologies Corporation (“CCS”) filed suit against Continental PET Technologies, Inc. (“CPT”), a wholly-owned subsidiary of the Company, in the United States District Court for the District of Delaware alleging that certain plastic containers manufactured by CPT, primarily multi-layer PET containers with barrier properties, infringe CCS’s U.S. Patent 5,021,515 relating to an oxygen-scavenging material.  CCS is a party to an agreement with Chevron Philips Chemical Company (“Chevron”) under which Chevron has rights to sublicense certain CCS patents, including, Chevron believed, the patent involved in the suit against CPT.  To avoid the cost of litigation, CPT took a sublicense from Chevron under the patent in suit and other patents.  Chevron then entered the suit to defend and assert its right to sublicense the patent in suit to CPT.  In November 2002, the Delaware District Court concluded that Chevron did not have the rights it purported to sublicense to CPT and entered a judgment to that effect on March 31, 2003.

In connection with the initial public offering of Constar International Inc. (“Constar”), CSC contributed to Constar the patent involved in the suit against CPT.  As a result, Constar was substituted for CCS as the plaintiff in the suit.  The Court’s judgment will allow Constar to pursue its lawsuit against CPT, which is in its initial stages and had been stayed pending resolution of the Chevron claims.  In the lawsuit, Constar seeks certain monetary damages and injunctive relief.  CPT will continue to pursue all defenses available to it.  However, if the Court were to reach conclusions adverse to CPT on the claims for monetary damages asserted by Constar, the Company believes such determination would not have a material adverse effect on the Company’s consolidated results of operations and financial position, and any such damages could be covered in part by third-party indemnification.  Additionally, an adverse decision with respect to Constar’s request for injunctive relief is not likely to have a material adverse effect on the Company because it believes that it can pursue alternative technologies for the manufacture of multi-layer PET containers with barrier properties.

Other litigation is pending against the Company, in many cases involving ordinary and routine claims incidental to the business of the Company and in others presenting allegations that are nonroutine and involve compensatory, punitive or treble damage claims as well as other types of relief.

The ultimate legal and financial liability of the Company in respect to the lawsuits and proceedings referred to above, in addition to other pending litigation, cannot be estimated with certainty.  The Company’s reported results of operations for 2002 were materially affected by the $475 million first-quarter charge and asbestos-related payments continue to be substantial.  Any possible future additional accrual would likewise materially affect the Company’s results of operations in the period in which it might be recorded. Also, the continued use of significant amounts of cash for asbestos-related costs has affected and will continue to affect the Company’s cost of borrowing and its ability to pursue global or domestic acquisitions. However, the Company believes that its operating cash flows and other sources of liquidity will be sufficient to pay its obligations for asbestos-related costs and to fund its working capital and capital expenditure requirements on a short-term and long-term basis.

8.  Segment Information

The Company operates in the rigid packaging industry.  The Company has two reportable product segments within the rigid packaging industry:  (1) Glass Containers and (2) Plastics Packaging.  The Glass Containers segment includes operations in North America, Europe, the Asia Pacific region, and South America.  The Plastics Packaging segment consists of two business units – consumer products (plastic containers and closures) and prescription products.

The Company evaluates performance and allocates resources based on earnings before interest income, interest expense, provision for income taxes, minority share owners’ interests in earnings of subsidiaries, and cumulative effect of accounting change (“EBIT”), excluding amounts related to certain items that management considers not representative of ongoing operations (“Segment EBIT”).  EBIT for product segments includes an allocation of corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided.  For the Company’s U.S. pension plans, net periodic pension cost (credit) has been allocated to product segments.

Financial information for the three-month periods ended September 30, 2003 and 2002 regarding the Company’s product segments is as follows:

	Glass Containers	Plastics Packaging	Total Product Segments	Elimina- tions and Other Retained Items	Consoli- dated Totals
Net sales:
2003	$1,111.3	$477.2	$1,588.5		$1,588.5
2002	1,019.8	452.3	1,472.1		1,472.1

Segment EBIT:
2003	$207.8	$39.5	$247.3	$(22.2)	$225.1
2002	205.5	64.9	270.4	(18.5)	251.9

Items excluded from Segment EBIT:
2003:
Loss on the sale of certain closures assets		$(37.4)	$(37.4)		$(37.4)
Capacity curtailment charge	$(28.5)		(28.5)		(28.5)

The reconciliation of Segment EBIT to earnings before income taxes and minority share owners’ interests in earnings of subsidiaries for the three-month periods ended September 30, 2003 and 2002 is as follows:

	2003	2002
Segment EBIT for reportable segments	$247.3	$270.4
Items excluded from Segment EBIT	(65.9)
Eliminations and other retained items	(22.2)	(18.5)
Interest expense	(120.1)	(106.9)
Interest income	3.3	5.9

Total	$42.4	$150.9

Financial information for the nine-month periods ended September 30, 2003 and 2002 regarding the Company’s product segments is as follows:

	Glass Containers	Plastics Packaging	Total Product Segments	Elimina- tions and Other Retained Items	Consoli- dated Totals
Net sales:
2003	$3,116.5	$1,438.0	$4,554.5		$4,554.5
2002	2,916.2	1,364.1	4,280.3		4,280.3

Segment EBIT:
2003	$518.7	$144.1	$662.8	$(61.0)	$601.8
2002	549.5	217.9	767.4	(61.1)	706.3

Items excluded from Segment EBIT:
2003:
Loss on the sale of notes receivable	$(37.4)		$(37.4)		$(37.4)
Loss on the sale of certain closures assets		$(37.4)	(37.4)		(37.4)
Capacity curtailment charge	(28.5)		(28.5)		(28.5)

2002:
Charge for asbestos- related costs				$(475.0)	(475.0)

The reconciliation of Segment EBIT to earnings (loss) before income taxes, minority share owners’ interests in earnings of subsidiaries, and cumulative effect of accounting change for the nine-month periods ended September 30, 2003 and 2002 is as follows:

	2003	2002
Segment EBIT for reportable segments	$662.8	$767.4
Items excluded from Segment EBIT	(103.3)
Eliminations and other retained items, excluding the charge for asbestos-related costs	(61.0)	(61.1)
Charge for asbestos-related costs		(475.0)
Interest expense	(369.5)	(324.9)
Interest income	17.4	17.8

Total	$146.4	$(75.8)

9.  New Accounting Standards

FAS No. 145.  In April 2002, the FASB issued FAS No. 145, “Rescission of FASB Statements No. 4, No. 44, and No. 64, Amendment of FASB Statement No. 13, and Technical Corrections”.  Among other things, FAS No. 145 requires gains and losses from early extinguishment of debt to be included in income from continuing operations instead of being classified as extraordinary items as previously required by generally accepted accounting principles.  FAS No. 145 is effective for fiscal years beginning after May 15, 2002 and was adopted by the Company on January 1, 2003.  Any gain or loss on early extinguishment of debt that was classified as an extraordinary item in periods prior to adoption must be reclassified into income from continuing operations.  The Company has reclassified $6.7 million of extraordinary charges for the nine months ended September 30, 2002 to increase interest expense by $10.9 million and decrease the provision for income taxes by $4.2 million.

FAS No. 146.  In June 2002, the FASB issued FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  FAS No. 146 requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred.  The statement further requires that fair value be used for initial measurement of the liability.  FAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002 and was adopted by the Company on January 1, 2003.  The adoption of FAS No. 146 did not have a material impact on the reported results of operations or financial position of the Company.

FAS No. 149.  In April 2003, the FASB issued FAS No. 149, “Amendment of Statement 133 Derivative Instruments and Hedging Activities”.  FAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. FAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and was adopted by the Company on July 1, 2003.  The adoption of FAS No. 149 did not have a material impact on the reported results of operations or financial position of the Company.

FAS No. 150.  In May 2003, the FASB issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  FAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and was adopted by the Company on June 1, 2003.  The adoption of FAS No. 150 did not have a material impact on the reported results of operations or financial position of the Company.

FIN 46.  In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”.  FIN 46 sets forth the criteria used in determining whether an investment in a variable interest entity (“VIE”) should be consolidated and is based on the general premise that a company that controls another entity through interests other than voting interests should consolidate the controlled entity.  FIN 46 is effective at the end of periods ending after December 15, 2003 and will be adopted by the Company on December 31, 2003.  Adoption of this interpretation is not expected to have a material impact on the Company’s results of operations or financial position.

10. Derivative Instruments

The terms of the Amended and Restated Secured Credit Agreement require that borrowings under the Agreement be denominated in U.S. dollars.  In order to manage the exposure to fluctuating foreign exchange rates created by U.S. dollar borrowings by the Company’s international affiliates, the Company has entered into currency swaps for the principal amount of certain affiliates’ borrowings under the Agreement and for their interest payments due under the Agreement.

During the second quarter of 2003, the Company’s affiliate in Australia entered into a number of agreements that swap a total of U.S. $666 million of borrowings into 1,050 million Australian dollars.   These derivative instruments swap both the interest and principal from U.S. dollars to Australian dollars and also swap the interest rate from a U.S.-based rate to an Australian-based rate.  These agreements have various maturity dates ranging from April 2004 through May 2005.

As of September 30, 2003, the Company’s Canadian affiliate had swapped U.S. $60 million of borrowings into $94.7 million Canadian dollars.  This derivative instrument swapped both the interest and principal from U.S. dollars to Canadian dollars and also swapped the interest rate from a U.S.-based rate to a Canadian-based rate.  This swap matured on October 1, 2003 and was replaced with various forward exchange contracts which swap U.S. dollars for Canadian dollars.  These forward exchange contracts have various maturity dates from March 2004 through October 2004.

The Company’s affiliates in Australia, Canada, the United Kingdom and several other European countries have also entered in short term forward exchange contracts which effectively swap additional intercompany and external borrowings at each affiliate into its local currency.  These contracts swap both the interest and principal amount of borrowings in excess of amounts covered by the swap contracts described above.

The Company recognizes the above derivatives on the balance sheet at fair value, and the Company accounts for them as fair value hedges.  Accordingly, the changes in the value of the swaps are recognized in current earnings and are expected to substantially offset any exchange rate gains or losses on the related U.S. dollar borrowings.  For the three and nine month periods ended September 30, 2003, the amount not offset was immaterial.

The Company also uses commodity futures contracts related to forecasted natural gas requirements.  The objective of these futures contracts is to limit the fluctuations in prices paid for natural gas and the potential volatility in earnings or cash flows from future market price movements.  The Company continually evaluates the natural gas market with respect to its future usage requirements.  The Company generally evaluates the natural gas market for the next twelve to eighteen months and continually enters into commodity futures contracts in order to hedge a portion of its usage requirements through the next twelve to eighteen months.  At September 30, 2003, the Company had entered into commodity futures contracts for approximately 75% of its expected North American natural gas usage through the end of 2003 (approximately 5,000 MM BTUs) and approximately 71% of its expected North American natural gas usage for the full year of 2004 (approximately 18,000 MM BTUs).

The Company accounts for the above futures contracts on the balance sheet at fair value.  The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in accumulated other comprehensive income

(“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings.  The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings.

The above futures contracts are accounted for as cash flow hedges at September 30, 2003.  Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting anticipated cash flows of the hedged transactions.  For hedged forecasted transactions, hedge accounting will be discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses will be recorded to earnings immediately.

At September 30, 2003, an unrealized net loss of $7.2 million, after tax of $3.9 million, related to these commodity futures contracts was included in OCI.  There was no ineffectiveness recognized during the three or nine month periods ended September 30, 2003 and 2002.

The Company’s international affiliates may enter into short-term forward exchange agreements to purchase foreign currencies at set rates in the future.  These foreign currency forward exchange agreements are used to limit exposure to fluctuations in foreign currency exchange rates for all significant planned purchases of fixed assets or commodities that are denominated in a currency other than the affiliate’s functional currency.   Affiliates may also use forward exchange agreements to offset the foreign currency risk for receivables and payables not denominated in their functional currency.  The Company records these short-term forward exchange agreements on the balance sheet at fair value and changes in the fair value are recognized in current earnings.

11.  Other Costs and Expenses

On July 11, 2003, the Company received payments totaling 100 million British pounds sterling (US$163.0 million) in connection with the sale to Ardagh Glass Limited of certain long-term notes receivable.  The notes were received from Ardagh in 1999 by the Company’s wholly-owned subsidiary, United Glass Limited, in connection with its sale of Rockware, a United Kingdom glass container manufacturer obtained in the 1998 acquisition of the worldwide glass and plastics packaging businesses of BTR plc.  The notes were due in 2006 and interest had previously been paid in kind through periodic increases in outstanding principal balances.  The proceeds from the sale of the notes were used to reduce outstanding borrowings under the Agreement.  The notes were sold at a discount of approximately 22.6 million British pounds sterling.  The resulting loss of US$37.4 million (US$37.4 million after tax) was included in other costs and expenses in the results of operations for the second quarter of 2003.

As of September 30, 2003, the Company had reached an agreement in principle for the sale of its assets related to the production of plastic trigger sprayers and finger pumps.  The sale is expected to be completed in the fourth quarter.  Based on the expected net cash proceeds of approximately $50 million, including liquidation of related working capital, the Company recorded an estimated loss on the sale of the assets of $37.4 million ($23.4 million after tax) in other costs and expenses in the results of operations for the third quarter of 2003.  The cash proceeds from the sale will be used to reduce debt.

The Company’s decision to sell the long-term notes receivable and its assets related to the production of plastic trigger sprayers and finger pumps is consistent with its objectives to improve liquidity and to focus on its core businesses.

In August of 2003, the Company announced the permanent closing of its Hayward, California glass container factory.  Production at the factory was suspended in June following a major leak in its only glass furnace.  As a result, the Company recorded a capacity curtailment charge of $28.5 million ($17.8 million after tax) in other costs and expenses in the results of operations for the third quarter of 2003.

The closing of this factory is expected to result in the elimination of approximately 170 jobs and a corresponding reduction in the Company’s workforce.  The Company expects to save approximately $12 million per year by closing this factory and moving the production to other locations.  The Company anticipates that it will pay out approximately $15 million in cash related to severance, benefits, lease commitments, plant clean-up, and other plant closing costs.  The Company expects that the majority of these costs will be paid out by the end of the second quarter of 2004.

Selected information relating to the Hayward plant closing is as follows:

Third quarter 2003 charges for Hayward plant closing	$28.5

Write-down of assets to net realizable value	(7.5)

Net cash paid	(0.8)

Remaining accrual related to third quarter 2003 charge as of September 30, 2003	$20.2

12.  Financial Information for Subsidiary Guarantors and Non-Guarantors

The following presents condensed consolidating financial information for the Company, segregating:  (1) Owens-Illinois, Inc., the issuer of the six series of senior notes and debentures (the “Parent”); (2) the two subsidiaries which have guaranteed the senior notes and debentures on a subordinated basis (the “Guarantor Subsidiaries”); and (3) all other subsidiaries (the “Non-Guarantor Subsidiaries”).  The Guarantor Subsidiaries are wholly-owned direct and indirect subsidiaries of the Company and their guarantees are full, unconditional and joint and several.  They have no operations and function only as intermediate holding companies.

Wholly-owned subsidiaries are presented on the equity basis of accounting.  Certain reclassifications have been made to conform all of the financial information to the financial presentation on a consolidated basis.  The principal eliminations relate to investments in subsidiaries and inter-company balances and transactions.

	September 30, 2003
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Balance Sheet
Current assets:
Accounts receivable	$—	$—	$875.8	$—	$875.8
Inventories			995.4		995.4
Other current assets	63.0		276.2		339.2

Total current assets	63.0	—	2,147.4	—	2,210.4

Investments in and advances to subsidiaries	3,613.0	2,176.5		(5,789.5)	—

Goodwill			2,858.2		2,858.2

Other non-current assets	7.2		1,764.3		1,771.5

Total other assets	3,620.2	2,176.5	4,622.5	(5,789.5)	4,629.7

Property, plant and equipment, net			3,404.0		3,404.0

Total assets	$3,683.2	$2,176.5	$10,173.9	$(5,789.5)	$10,244.1

Current liabilities :
Accounts payable and accrued liabilities	$—	$—	$1,142.8	$—	$1,142.8
Current portion of asbestos liability	180.0				180.0
Short-term loans and long-term debt due within one year			78.4		78.4

Total current liabilities	180.0	—	1,221.2	—	1,401.2

Long-term debt	1,436.5		5,424.0	(1,436.5)	5,424.0

Asbestos-related liabilities	215.5				215.5

Other non-current liabilities and minority interests	(72.9)		1,352.2		1,279.3

Capital structure	1,924.1	2,176.5	2,176.5	(4,353.0)	1,924.1

Total liabilities and share owners’ equity	$3,683.2	$2,176.5	$10,173.9	$(5,789.5)	$10,244.1

	December 31, 2002
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Balance Sheet

Current assets:
Accounts receivable	$—	$—	$701.9	$—	$701.9
Inventories			893.5		893.5
Other current assets	68.3		223.5		291.8

Total current assets	68.3	—	1,818.9	—	1,887.2

Investments in and advances to subsidiaries	3,722.1	2,022.1		(5,744.2)	—

Goodwill			2,691.2		2,691.2

Other non-current assets	12.2		1,954.6		1,966.8

Total other assets	3,734.3	2,022.1	4,645.8	(5,744.2)	4,658.0

Property, plant and equipment, net			3,324.1		3,324.1

Total assets	$3,802.6	$2,022.1	$9,788.8	$(5,744.2)	$9,869.3

Current liabilities :
Accounts payable and accrued liabilities	$—	$—	$1,024.2	$—	$1,024.2
Current portion of asbestos liability	195.0				195.0
Short-term loans and long-term debt due within one year			78.2		78.2

Total current liabilities	195.0	—	1,102.4	—	1,297.4

Long-term debt	1,700.0		5,268.0	(1,700.0)	5,268.0

Asbestos-related liabilities	357.7				357.7

Other non-current liabilities and minority interests	(120.9)		1,396.3		1,275.4

Capital structure	1,670.8	2,022.1	2,022.1	(4,044.2)	1,670.8

Total liabilities and share owners’ equity	$3,802.6	$2,022.1	$9,788.8	$(5,744.2)	$9,869.3

	September 30, 2002
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Balance Sheet

Current assets:
Accounts receivable	$—	$—	$787.4	$—	$787.4
Inventories			841.1		841.1
Other current assets	71.8		352.8		424.6

Total current assets	71.8	—	1,981.3	—	2,053.1

Investments in and advances to subsidiaries	3,704.8	2,004.8		(5,709.6)	—

Goodwill			2,636.3		2,636.3

Other non-current assets	13.8		1,921.6		1,935.4

Total other assets	3,718.6	2,004.8	4,557.9	(5,709.6)	4,571.7

Property, plant and equipment, net			3,212.0		3,212.0

Total assets	$3,790.4	$2,004.8	$9,751.2	$(5,709.6)	$9,836.8

Current liabilities :
Accounts payable and accrued liabilities	$—	$—	$995.8	$—	$995.8
Current portion of asbestos liability	205.0				205.0
Short-term loans and long-term debt due within one year			64.9		64.9

Total current liabilities	205.0	—	1,060.7	—	1,265.7

Long-term debt	1,700.0		5,321.1	(1,700.0)	5,321.1

Asbestos-related liabilities	401.4				401.4

Other non-current liabilities and minority interests	(135.7)		1,364.6		1,228.9

Capital structure	1,619.7	2,004.8	2,004.8	(4,009.6)	1,619.7

Total liabilities and share owners’ equity	$3,790.4	$2,004.8	$9,751.2	$(5,709.6)	$9,836.8

	Three months ended September 30, 2003
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Results of Operations

Net sales	$—	$—	$1,588.5	$—	$1,588.5
External interest income			3.3		3.3
Intercompany interest income	28.3	28.3		(56.6)	—
Equity earnings from subsidiaries	28.9	28.9		(57.8)	—
Other equity earnings			6.6		6.6
Other revenue			12.1		12.1

Total revenue	57.2	57.2	1,610.5	(114.4)	1,610.5

Manufacturing, shipping, and delivery			1,257.6		1,257.6
Research, engineering, selling, administrative, and other			190.4		190.4
External interest expense	28.3		91.8		120.1
Intercompany interest expense		28.3	28.3	(56.6)	—

Total costs and expense	28.3	28.3	1,568.1	(56.6)	1,568.1

Earnings before items below	28.9	28.9	42.4	(57.8)	42.4

Provision for income taxes			5.5		5.5

Minority share owners’ interests in earnings of subsidiaries			8.0		8.0

Net income	$28.9	$28.9	$28.9	$(57.8)	$28.9

	Three months ended September 30, 2002
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Results of Operations

Net sales	$—	$—	$1,472.1	$—	$1,472.1
External interest income			5.9		5.9
Intercompany interest income	33.1	33.1		(66.2)	—
Equity earnings from subsidiaries	97.9	97.9		(195.8)	—
Other equity earnings			7.6		7.6
Other revenue			15.0		15.0

Total revenue	131.0	131.0	1,500.6	(262.0)	1,500.6

Manufacturing, shipping, and delivery			1,137.7		1,137.7
Research, engineering, selling, administrative, and other			105.1		105.1
External interest expense	33.1		73.8		106.9
Intercompany interest expense		33.1	33.1	(66.2)	—

Total costs and expense	33.1	33.1	1,349.7	(66.2)	1,349.7

Earnings before items below	97.9	97.9	150.9	(195.8)	150.9

Provision for income taxes			47.7		47.7

Minority share owners’ interests in earnings of subsidiaries			5.3		5.3

Net income	$97.9	$97.9	$97.9	$(195.8)	$97.9

	Nine months ended September 30, 2003
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Results of Operations

Net sales	$—	$—	$4,554.5	$—	$4,554.5
External interest income			17.4		17.4
Intercompany interest income	93.9	93.9		(187.8)	—
Equity earnings from subsidiaries	80.3	80.3		(160.6)	—
Other equity earnings			20.2		20.2
Other revenue			34.4		34.4

Total revenue	174.2	174.2	4,626.5	(348.4)	4,626.5

Manufacturing, shipping, and delivery			3,668.4		3,668.4
Research, engineering, selling, administrative, and other			442.2		442.2
External interest expense	93.9		275.6		369.5
Intercompany interest expense		93.9	93.9	(187.8)	—

Total costs and expense	93.9	93.9	4,480.1	(187.8)	4,480.1

Earnings before items below	80.3	80.3	146.4	(160.6)	146.4

Provision for income taxes			49.4		49.4

Minority share owners’ interests in earnings of subsidiaries			16.7		16.7

Net income	$80.3	$80.3	$80.3	$(160.6)	$80.3

	Nine months ended September 30, 2002
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Results of Operations

Net sales	$—	$—	$4,280.3	$—	$4,280.3
External interest income			17.8		17.8
Intercompany interest income	110.3	99.4		(209.7)	—
Equity earnings (loss) from subsidiares	258.3	(201.7)		(56.6)	—
Other equity earnings			19.8		19.8
Other revenue			44.0		44.0

Total revenue	368.6	(102.3)	4,361.9	(266.3)	4,361.9

Manufacturing, shipping, and delivery			3,310.6		3,310.6
Research, engineering, selling, administrative, and other	475.0		327.2		802.2
External interest expense	110.3		214.6		324.9
Intercompany interest expense		99.4	110.3	(209.7)	—

Total costs and expense	585.3	99.4	3,962.7	(209.7)	4,437.7

Earnings (loss) before items below	(216.7)	(201.7)	399.2	(56.6)	(75.8)

Provision (credit) for income taxes	(166.2)		125.3		(40.9)

Minority share owners’ interests in earnings of subsidiaries			15.6		15.6

Earnings (loss) before cumulative effect of accounting change	(50.5)	(201.7)	258.3	(56.6)	(50.5)
Cumulative effect of accounting change	(460.0)		460.0	(460.0)	(460.0)

Net loss	$(510.5)	$(201.7)	$(201.7)	$403.4	$(510.5)

	Nine months ended September 30, 2003
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows

Cash provided by (used in) operating activities	$(152.2)	$—	$294.5	$—	$142.3

Cash used in investing activities			(137.8)		(137.8)

Cash provided by financing activities	152.2		(139.1)		13.1

Effect of exchange rate change on cash			4.3		4.3

Net change in cash	—	—	21.9	—	21.9

Cash at beginning of period			126.4		126.4

Cash at end of period	$—	$—	$148.3	$—	$148.3

	Nine months ended September 30, 2002
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows

Cash provided by (used in) operating activities	$(144.2)	$—	$553.3	$—	$409.1

Cash used in investing activities			(324.0)		(324.0)

Cash provided by (used in) financing activities	144.2		(203.4)		(59.2)

Effect of exchange rate change on cash			(4.4)		(4.4)

Net change in cash	—	—	21.5	—	21.5

Cash at beginning of period			155.6		155.6

Cash at end of period	$—	$—	$177.1	$—	$177.1

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations – Third Quarter 2003 compared with Third Quarter 2002

Net Sales

The Company’s net sales by segment (dollars in millions) for the third quarter of 2003 and 2002 are presented in the following table.  For further information, see Segment Information included in Note 8 to the Condensed Consolidated Financial Statements.

	2003	2002

Glass Containers	$1,111.3	$1,019.8
Plastics Packaging	477.2	452.3

Segment and consolidated net sales	$1,588.5	$1,472.1

Consolidated net sales for the third quarter of 2003 increased $116.4 million, or 7.9%, to $1,588.5 million from $1,472.1 million in the third quarter of 2002.

Net sales of the Glass Containers segment increased $91.5 million, or 9.0%, over the third quarter of 2002.  In North America, sales in the third quarter of 2003 were $8.8 million less than sales in the third quarter of 2002.  Increased pricing was more than offset by decreased shipments, led by an approximate 2% decrease in shipments of beer containers as a result of overall cool, damp summer weather conditions in the United States and Canada and decreased shipments of containers for tea and juice.  The combined U.S. dollar sales of the segment’s affiliates outside of North America increased $100.3 million over the third quarter of 2002.  The increase was attributed to a 7% increase in unit shipments and a better product sales mix in the European businesses, a 5% increase in unit shipments and higher prices in South America, particularly in Brazil, and a 3% increase in unit shipments and higher prices in most of the Asia Pacific region.  In addition, the effects of changing foreign currency exchange rates increased reported U.S. dollar sales of the segment’s affiliates in Europe and the Asia Pacific region by approximately $55 million.  The reported U.S. dollar sales of the segment’s affiliates in South America were not significantly affected by the effects of changing foreign currency exchange rates during the third quarter.

Net sales of the Plastics Packaging segment increased $24.9 million, or 5.5%, over the third quarter of 2002.  Unit shipments increased by approximately 10% overall, led by increased shipments of plastic containers for health care and juices, and closures for beverages, health care, food and juices.  These increases were partially offset by lower selling prices for certain of the segment’s container products.  The effects of higher resin cost pass-throughs increased sales in the third quarter of 2003 by approximately $15 million compared to the third quarter of 2002.

EBIT

The Company evaluates performance and allocates resources based on EBIT, excluding amounts related to certain items that management considers not representative of ongoing operations (“Segment EBIT”).

The Company’s Segment EBIT results (dollars in millions) for the third quarter of 2003 and 2002 are presented in the following table.  For further information, see Segment Information included in Note 8 to the Condensed Consolidated Financial Statements.

	2003	2002

Glass Containers	$207.8	$205.5
Plastics Packaging	39.5	64.9
Eliminations and other retained items	(22.2)	(18.5)

Segment EBIT of the Glass Containers segment for the third quarter of 2003 increased $2.3 million, or 1.1%, to $207.8 million, compared with Segment EBIT of $205.5 million in the third quarter of 2002.  In North America, EBIT for the third quarter of 2003 decreased $23.1 million from the third quarter of 2002.  The decrease resulted from higher energy costs of $12.5 million, lower pension income of approximately $8 million and lower unit shipments, particularly beer containers, resulting primarily from overall cool, damp summer weather conditions in the United States and Canada.  These decreases were partially offset by higher unit pricing and an overall improvement in productivity compared to the third quarter of 2002.  The combined U.S. dollar EBIT of the segment’s affiliates outside North America increased $25.4 million over the third quarter of 2002.  The increase was partially attributed to overall increased unit shipments in Europe, South America, and the Asia Pacific region.  Improved productivity and a better product sales mix in the European businesses and higher prices in South America and the Asia Pacific region also contributed to the increase.  These increases were partially offset by increased energy costs totaling approximately $11 million in Europe, South America and the Asia Pacific region.  In addition, the effects of changing foreign currency exchange rates increased reported U.S. dollar EBIT of the segment’s affiliates in Europe and the Asia Pacific region by approximately $10.1 million.  The reported U.S. dollar EBIT of the segment’s affiliates in South America was not significantly affected by the effects of changing foreign currency exchange rates during the third quarter.

Segment EBIT of the Plastics Packaging segment for the third quarter of 2003 decreased $25.4 million, or 39.1%, to $39.5 million compared with Segment EBIT of $64.9 million in the third quarter of 2002.  Unit shipments increased by approximately 10% overall, led by increased shipments of plastic containers for health care and juices, and closures for beverages, health care, food and juices.  However, the change in product mix and lower selling prices for certain of the segment’s container products more than offset the effects of increased shipments, reducing EBIT by $14.1 million compared to the third quarter of 2002.  Other factors that unfavorably affected EBIT in the third quarter of 2003 compared to the third quarter of 2002 were the write-off of $4.0 million of miscellaneous assets that were no longer being utilized and lower pension income of approximately $2.2 million.  The Plastics Packaging segment operates in a number of highly competitive markets and has incurred significant pricing pressure in some product lines which the Company expects to partially offset with increased unit volume, improved productivity and reduced costs.

Eliminations and other retained items for the third quarter of 2003 increased $3.7 million over the third quarter of 2002.  A $1.1 million reduction in pension income and higher information systems costs were the primary reasons for the decline.

Consolidated EBIT for the third quarter of 2003 included a loss of $37.4 million on the sale of certain closures assets and a capacity curtailment charge of $28.5 million for the permanent closure of the Hayward, California glass container factory, both of which are discussed further below, which were excluded from Segment EBIT because management considered them not representative of ongoing operations.

Interest Expense

Interest expense increased to $120.1 million in the third quarter of 2003 from $106.9 million in the third quarter of 2002.  The $13.2 million increase in 2003 is mainly due to the issuance of fixed rate notes totaling $625 million during the fourth quarter of 2002 and $900 million in May 2003.  The proceeds from the notes were used to repay lower cost, variable rate debt borrowed under the Company’s Secured Credit Agreement.

Minority Share Owners’ Interest in Earnings of Subsidiaries

Minority share owners’ interest in earnings of subsidiaries for the third quarter of 2003 was $8.0 million compared to $5.3 million for the third quarter of 2002. The increase is primarily attributed to higher earnings from the Company’s affiliates in Brazil and Venezuela.

Net Earnings

For the third quarter of 2003, the Company recorded net earnings of $28.9 million compared to net earnings of $97.9 million for the third quarter of 2002.  The results for 2003 included a loss of $37.4 million ($23.4 million after tax) on the sale of certain closures assets and a capacity curtailment charge of $28.5 million ($17.8 million after tax) for the permanent closure of the Hayward, California glass container factory.

Results of Operations – First Nine Months 2003 compared with First Nine Months 2002

Net Sales

The Company’s net sales by segment (dollars in millions) for the first nine months of 2003 and 2002 are presented in the following table.  For further information, see Segment Information included in Note 8 to the Condensed Consolidated Financial Statements.

	2003	2002

Glass Containers	$3,116.5	$2,916.2
Plastics Packaging	1,438.0	1,364.1

Segment and consolidated net sales	$4,554.5	$4,280.3

Consolidated net sales for the first nine months of 2003 increased $274.2 million, or 6.4%, to $4,554.5 million from $4,280.3 million in the first nine months of 2002.

Net sales of the Glass Containers segment increased $200.3 million, or 6.9%, over the first nine months of 2002.  In North America, a $22.5 million decrease in sales was primarily attributed to a 5.5% reduction in unit shipments.  Overall cool and damp weather conditions in the United States and Canada during the spring and summer caused lower demand, principally for beer containers.  The combined U.S. dollar sales of the segment’s affiliates outside of North America increased $222.8 million over the first nine months of 2002.  The increase was partially attributed to an 8% increase in unit shipments and higher prices in the European businesses, higher prices in the Asia Pacific region, and increased unit shipments in Brazil.  Overall unit shipments in the Asia Pacific region were about equal to unit shipments for the first nine months of 2002.  These increases were partially offset by overall decreased sales in South America resulting from lower unit shipments throughout most of the region, excluding Brazil, and from the effects of a national strike in Venezuela that began in early December 2002.  The strike caused energy supply curtailments that forced the Company to idle its two plants in the country, adversely affecting net sales by approximately $20 million.  The effects of the strike primarily impacted the first quarter of 2003.  The effects of changing foreign currency exchange rates increased reported U.S. dollar sales of the segment’s affiliates in Europe and the Asia Pacific region by approximately $178 million and decreased reported U.S. dollar sales of the segment’s affiliates in South America by approximately $32 million.

Net sales of the Plastics Packaging segment increased $73.9 million, or 5.4%, over the first nine months of 2002.  Unit shipments increased by approximately 8.9% overall, led by increased shipments of plastic containers for food, health care, and juices, and closures for beverages, food, juices and healthcare.  These increases were offset by lower selling prices for certain of the segment’s container products.  The effects of higher resin cost pass-throughs increased sales in the first nine months of 2003 by approximately $70 million compared to the first nine months of 2002.

EBIT

The Company’s Segment EBIT results (dollars in millions) for the first nine months of 2003 and 2002 are presented in the following table.  For further information, see Segment Information included in Note 8 to the Condensed Consolidated Financial Statements.

	2003	2002

Glass Containers	$518.7	$549.5
Plastics Packaging	144.1	217.9
Eliminations and other retained items	(61.0)	(61.1)

Segment EBIT of the Glass Containers segment for the first nine months of 2003 decreased $30.8 million, or 5.6%, to $518.7 million, compared with Segment EBIT of $549.5 million in the first nine months of 2002.  In North America, EBIT for the first nine months of 2003 decreased $78.4 million from the first nine months of 2002.  The decrease resulted from higher energy costs of $36.4 million, lower pension income of approximately $24 million and lower unit shipments, particularly beer containers, resulting primarily from overall cool and damp weather conditions in the United States and Canada during the spring and summer, partially offset by higher unit pricing compared to the first nine months of 2002.  The combined U.S. dollar EBIT of the segment’s affiliates outside North America increased $47.6 million over the first nine months of 2002.  The increase was attributed to increased unit shipments, improved productivity, and higher prices in the European businesses, higher pricing in the Asia Pacific region and increased shipments in Brazil.  These increases were partially offset by increased energy costs totaling $37.2 million in Europe, South America and the Asia Pacific region and overall decreased sales in South America principally resulting from lower unit shipments throughout most of the region, except Brazil, and the effects of a national strike in Venezuela that began in early December 2002.  The strike caused energy supply curtailments that forced the Company to idle its two plants in the country, adversely affecting EBIT by approximately $10 million. The effects of the strike were mostly incurred during the first quarter of 2003.  In addition, the effects of changing foreign currency exchange rates increased reported U.S. dollar EBIT of the segment’s affiliates in Europe and the Asia Pacific region by approximately $29 million and decreased reported U.S. dollar EBIT of the segment’s affiliates in South America by approximately $5 million.

Segment EBIT of the Plastics Packaging segment for the first nine months of 2003 decreased $73.8 million, or 33.9%, to $144.1 million compared to Segment EBIT of $217.9 million in the first nine months of 2002.  Unit shipments increased by approximately 9% overall, led by increased shipments of plastic containers for food, health care, and juices, and closures for beverages, food, juices and healthcare.  However, the change in product mix and lower selling prices for certain of the segment’s container products more than offset the effects of increased shipments.  Other factors that unfavorably affected EBIT in the first nine months of 2003 compared to the first nine months of 2002 were: (1) reduced EBIT of $13.8 million for the segment’s advanced technology systems business, as a major customer discontinued production in the U.S. and relocated that production to Singapore; (2) the write-off of $4.0 million of miscellaneous assets that were no longer being utilized and (3) lower pension income of approximately $6.6 million.

Eliminations and other retained items for the first nine months of 2003 were approximately equal to the first nine months of 2002.  A $3.4 million reduction in pension income and higher information systems costs were offset by reduced administrative costs.

Consolidated EBIT for the first nine months of 2003 included the following: (1) a loss of $37.4 million from the sale of long-term notes receivable; (2) a loss of $37.4 million on the sale of certain closures assets and (3) a capacity curtailment charge of $28.5 million for the permanent closure of the Hayward, California glass container factory.  Consolidated EBIT for the first nine months of 2002 included a charge of $475.0 million to increase the reserve for estimated future asbestos-related costs.  These items, which are all discussed further below, were excluded from Segment EBIT because management considered them not representative of ongoing operations.

Interest Expense

Interest expense increased to $369.5 million in the first nine months of 2003 from $324.9 million in the first nine months of 2002.  Interest expense for the first nine months of 2003 included charges of $13.2 million for note repurchase premiums and related write-off of unamortized finance fees and $3.6 million for the write-off of unamortized finance fees related to the reduction of available credit under the Company’s previous bank credit agreement.  Interest expense for the first nine months of 2002 included a charge of $10.9 million for early extinguishment of debt which was reclassified from extraordinary items as required by FAS No. 145.  For more information, see Note 9 to the Condensed Consolidated Financial Statements.  Exclusive of these items, interest expense in the first nine months of 2003 was $38.7 million higher than in the first nine months of 2002.  The higher interest expense in 2003 was mainly due to the issuance of fixed rate notes totaling $1.625 billion in 2002 and $900 million in May 2003.  The proceeds from the notes were used to repay lower cost, variable rate debt borrowed under the Company’s Secured Credit Agreement.  Lower interest rates in the first half of 2003 on the Company’s remaining variable rate debt partially offset the increase.

Provision for Income Taxes

Excluding the effects of the loss on the sale of long-term notes receivable, the loss on the sale of certain closures assets, the capacity curtailment charge for the permanent closure of the Hayward glass container factory and the additional interest charges for early retirement of debt, the Company’s estimated effective tax rate in the first nine months of 2003 was 30.1%.  Excluding the effects of the first quarter 2002 asbestos-related charge and the additional interest charges for the early retirement of debt, the Company’s estimated effective tax rate was 31.6% in the first nine months of 2002.  The actual tax rate for the full year of 2002 was 30.1%.

Minority Share Owners’ Interest in Earnings of Subsidiaries

Minority share owners’ interest in earnings of subsidiaries for the first nine months of 2003 was $16.7 million compared to $15.6 million for the first nine months of 2002.  The increase is partially attributed to higher net income for the Company’s subsidiary in Brazil.

Net Earnings

For the first nine months of 2003, the Company recorded net earnings of $80.3 million compared to a net loss of $510.5 million for the first nine months of 2002.  The results for the first nine months of 2003 included the following (1) a loss of $37.4 million ($37.4 million after tax) from the sale of long-term notes receivable; (2) a loss of $37.4 million ($23.4 million after tax) on the sale of certain closures assets; (3) a capacity curtailment charge of $28.5 million ($17.8 million after tax) for the permanent closure of the Hayward, California glass container factory and (4) additional interest charges of $16.8 million ($10.7 million after tax) for early retirement of debt, principally note repurchase premiums.   The following items were included in the net loss for the first nine months of 2002: (1) a $460.0 million charge from the cumulative effect of the change in method of accounting for goodwill; (2) a charge of $475.0 million ($308.8 million after tax) to increase the reserve for future asbestos-related costs; and (3) additional interest charges of $10.9 million ($6.7 million after tax) for the write-off of deferred finance fees related to the early extinguishment of debt which had been reported as an extraordinary item in 2002, but was reclassified to interest expense as required by FAS No. 145.

Sale of Long-term Notes Receivable

On July 11, 2003, the Company received payments totaling 100 million British pounds sterling (US$163.0 million) in connection with the sale to Ardagh Glass Limited of certain long-term notes receivable.  The notes were received from Ardagh in 1999 by the Company’s wholly-owned subsidiary, United Glass Limited, in connection with its sale of Rockware, a United Kingdom glass container manufacturer obtained in the 1998 acquisition of the worldwide glass and plastics packaging businesses of BTR plc.  The notes were due in 2006 and interest had previously been paid in kind through periodic increases in outstanding principal balances.  The proceeds from the sale of the notes were used to reduce outstanding borrowings under the Agreement.  The notes were sold at a discount of approximately 22.6 million British pounds sterling.  The resulting loss of US$37.4 million (US$37.4 million after tax) was included in the results of operations of the second quarter of 2003.

Sale of Certain Closures Assets

As of September 30, 2003, the Company had reached an agreement in principle for the sale of its assets related to the production of plastic trigger sprayers and finger pumps.  The sale is expected to be completed in the fourth quarter.  Based on the expected net cash proceeds of approximately $50 million, including liquidation of related working capital, the Company recorded an estimated loss on the sale of the assets of $37.4 million ($23.4 million after tax) in other costs and expenses in the results of operations for the third quarter of 2003.  The cash proceeds from the sale will be used to reduce debt.

The Company’s decision to sell its assets related to the production of plastic trigger sprayers and finger pumps is consistent with its objectives to improve liquidity and to focus on its core businesses.

Capacity Curtailments

In August of 2003, the Company announced the permanent closing of its Hayward, California glass container factory.  Production at the factory was suspended in June following a major leak in its only glass furnace.  As a result, the Company recorded a capacity curtailment charge of $28.5 million ($17.8 million after tax) in other costs and expenses in the results of operations for the third quarter of 2003.

The closing of this factory is expected to result in the elimination of approximately 170 jobs and a corresponding reduction in the Company’s workforce.  The Company expects to save approximately $12 million per year by closing this factory and moving the production to other locations.  The Company anticipates that it will pay out approximately $15 million in cash related to severance, benefits, lease commitments, plant clean-up, and other plant closing costs.  The Company expects that the majority of these costs will be paid out by the end of the second quarter of 2004.

The Company is continuing its review of capacity utilization for its worldwide glass and plastics businesses.  During the fourth quarter, the Company expects to announce further capacity curtailments and to pursue additional divestitures of non-strategic assets.  These actions will result in pre-tax charges which could range from $85 million to $95 million.  The Company believes these are important steps in its effort to bring capacity and inventory levels in line with anticipated demand, and to improve capital spending efficiency.

Asbestos-Related Costs

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

A former business unit of the Company produced a minor amount of specialized high-temperature insulation material containing asbestos from 1948 until 1958, when the business was sold. In line with its limited involvement with an asbestos-containing product and its exit from that business 45 years ago, the Company will continue to work aggressively to minimize the number of incoming cases and will continue to limit payments to only those impaired claimants who were exposed to the Company’s products and whose claims have merit under applicable state law.

Asbestos-related cash payments for the third quarter of 2003 were $57.3 million, an increase of $1.6 million, or 2.9%, from the third quarter of 2002.  The higher payments resulted principally from increased trial activity and an acceleration of filings and settlements due to the possible enactment of asbestos reform legislation at the federal level and in certain key states such as Texas and Ohio.  For the first nine months of 2003, cash payments were $157.2 million, a reduction of $10.2 million, or 6.1%, from the first nine months of 2002.  However, cash payments for claim settlements were down 11.8% during this period.  As of September 30, 2003, the number of asbestos-related claims pending against the Company was approximately 31,000, up from approximately 24,000 pending claims at December 31, 2002.  In the second quarter, the Company received approximately 7,000 new filings in advance of the effective date of the recently-enacted Mississippi tort reform law.  Approximately 60% of those filings are cases with exposure dates after the Company’s 1958 exit from the business for which the Company takes the position that it has no liability.  The Company anticipates that cash flows from operations and other sources will be sufficient to meet all asbestos-related obligations on a short-term and long-term basis.

Capital Resources and Liquidity

The Company’s total debt at September 30, 2003 was $5.50 billion, compared to $5.35 billion at December 31, 2002 and $5.39 billion at September 30, 2002.

On June 13, 2003, the Company’s subsidiary borrowers entered into an Amended and Restated Secured Credit Agreement (the “Agreement”) which provides for up to $1.9 billion of credit.  The Agreement consists of a $600 million revolving credit facility and a $460 million A term loan, each of which has a final maturity date of April 1, 2007, and an $840 million B term loan, which has a final maturity date of April 1, 2008.  Proceeds from borrowings under the Agreement were used to repay all amounts outstanding under the Company’s $1.9 billion previous credit agreement which had been scheduled to mature on March 31, 2004.

At September 30, 2003, the Company had available credit totaling $1.9 billion under the Agreement, of which $385.6 million had not been utilized.  Cash provided by operating activities was $142.3 million for the first nine months of 2003 compared to $409.1 million for the first nine months of 2002.  The decrease is due in part to an overall increase in working capital.  The increase in working capital is partially due to an increase in inventories in domestic glass container operations as a result of lower shipments.  Inventory levels in domestic plastic containers and the Australian glass container operations were also higher, as compared to the prior year.   An increase in accounts receivable for certain European affiliates and for the Company’s affiliate in Brazil was the result of increased sales.   The first nine months of 2003 also lacks the benefit of a significant collection of past due accounts receivable from the Canadian acquisition which were collected in the first nine months of 2002.  Additional borrowings under the Agreement were necessary to fund these working capital requirements.

During May 2003, a subsidiary of the Company issued Senior Secured Notes totaling $450 million and Senior Notes totaling $450 million.  The notes bear interest at 7.75% and 8.25%, respectively, and are due May 15, 2011 and May 15, 2013, respectively.  Both series of notes are guaranteed by substantially all of the Company’s domestic subsidiaries.  In addition, the assets of substantially all of the Company’s domestic subsidiaries are pledged as security for the Senior Secured Notes.  The indentures for the 7.75% Senior Secured Notes and the 8.25%

Senior Notes have substantially the same restrictions as the 8.875% and 8.75% Senior Secured Notes.  The issuing subsidiary used the net proceeds from the notes of approximately $880 million to purchase in a tender offer $263.5 million of the $300 million 7.85% Senior Notes due 2004 and repay borrowings under the previous credit agreement.  Concurrently, available credit under the previous credit agreement was reduced to approximately $1.9 billion. As part of the issuance of these notes and the related tender offer, the Company recorded in the second quarter of 2003 additional interest charges of $13.2 million for note repurchase premiums and the related write-off of unamortized finance fees and $3.6 million for the write-off of unamortized finance fees related to the reduction of available credit under the previous credit agreement.

The Senior Secured Notes totaling $2.075 billion and Senior Notes totaling $450 million that were issued during 2002 and 2003 were part of the Company’s plan to improve financial flexibility by issuing long-term fixed rate debt.  While this strategy extends the maturity of the Company’s debt, long-term fixed rate debt increases the cost of borrowing compared to shorter term, variable rate debt.  The Company expects that the effects of additional higher cost fixed rate debt will add approximately $10 million to interest expense for the fourth quarter of 2003 compared to the fourth quarter of 2002.  The Company presently does not expect to issue additional notes, other than those discussed above, during 2003.

The Company anticipates that cash flow from its operations and from utilization of credit available under the Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations on a short-term and long-term basis.  The Company expects that its total asbestos-related payments in 2003 will be moderately lower than 2002.  Based on the Company’s expectations regarding future payments for lawsuits and claims and also based on the Company’s expected operating cash flow, the Company believes that the payment of any deferred amounts of previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits and claims associated with asbestos, will not have a material adverse effect upon the Company’s liquidity on a short-term or long-term basis.

Critical Accounting Estimates

The Company’s analysis and discussion of its financial condition and results of operations are based upon its consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities.  The Company evaluates these estimates and assumptions on an ongoing basis, including but not limited to those related to pension benefit plans, contingencies and litigation, and goodwill.  Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances.  The results of these estimates may form the basis of the carrying value of certain assets and liabilities and may not be readily apparent from other sources.  Actual results, under conditions and circumstances different from those assumed, may differ from estimates.  The impact and any associated risks related to estimates and assumptions are discussed within Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as in the Notes to Condensed Consolidated Financial Statements, if applicable, where estimates and assumptions affect the Company’s reported and expected financial results.

The Company believes that accounting for pension benefit plans, contingencies and litigation, and goodwill involves the more significant judgments and estimates used in the preparation of its consolidated financial statements.

Pension Benefit Plans Funded Status

Because of their historically well-funded status, the Company’s principal defined benefit pension plans contributed pretax credits to earnings of approximately $23.4 million for the first nine months of 2003 and approximately $62.6 million for the first nine months of 2002. The 2003 decrease in pretax pension credits is attributed to several factors discussed below.

The determination of pension obligations and the related pension credits involves significant estimates.  The most significant estimates are the discount rate used to calculate the actuarial present value of benefit obligations and the expected long-term rate of return on assets used in calculating the pension credits for the year.  The Company uses discount rates based on yields of highly rated fixed income debt securities at the end of the year.  At December 31, 2002, the weighted average discount rate for all plans was 6.52%.  The Company uses an expected long-term rate of return on assets that is based on the past performance of the various plans’ assets and an estimate of the future performance of the assets. Declines in the stock market over the last few years have reduced the fair value of the Company’s pension plan assets, which, in turn, has caused reduced credits to earnings.  For 2003, the Company reduced its assumed rate of return on pension assets to a weighted average expected long-term rate of approximately 8.75%, compared to 9.64% for the year ended December 31, 2002.  The lower assumed rate, combined with a lower asset base, will cause the pretax credits to earnings to be substantially lower for the full year of 2003 as compared to 2002.  The Company expects that these credits will be approximately $13 million, or 60%, lower for the fourth quarter of 2003 than for the fourth quarter of 2002.

Future effects on reported results of operations depend on economic conditions and investment performance.  For example, a one-half percentage point change in the actuarial assumption regarding the expected return on assets would result in a change of approximately $15 million in pretax pension credits for the full year.  In addition, changes in external factors, including the fair values of plan assets and the discount rates used to calculate plan liabilities, could result in possible future balance sheet recognition of additional minimum pension liabilities.

If the Accumulated Benefit Obligation (“ABO”) of the Company’s principal pension plans in the U.S. and Australia exceeds the fair value of their assets at the next measurement date of December 31, 2003, the Company will be required to write off most of its prepaid pension asset ($958.3 million at September 30, 2003) and record a liability equal to the excess of the ABO over the fair value of the assets.  The noncash charge would result in a decrease in the Accumulated Other Comprehensive Income component of share owners’ equity that would significantly reduce net worth.  Even if the fair values of the U.S. plans’ assets are less than ABO at December 31, 2003, however, the Company believes it will not be required to make cash contributions to the U.S. plans for at least several years.

Contingencies and Litigation

The Company believes that its ultimate asbestos-related contingent liability (i.e., its indemnity or other claim disposition costs plus related legal fees) cannot be estimated with certainty. The Company’s ability to reasonably estimate its liability has been significantly affected by the volatility of asbestos-related litigation in the United States, the expanding list of non-traditional defendants that have been sued in this litigation and found liable for substantial damage awards, the continued use of litigation screenings to generate new lawsuits, the large number of claims asserted or filed by parties who claim prior exposure to asbestos materials but have no present physical impairment as a result of such exposure, and the growing number of co-defendants that have filed for bankruptcy. The Company believes that the bankruptcies of additional co-defendants have resulted in an acceleration of the presentation and disposition of a number of claims, which would otherwise have been presented and disposed of over the next several years.  The Company continues to monitor trends which may affect its ultimate liability and continues to analyze the developments and variables affecting or likely to affect the resolution of pending and future asbestos claims against the Company.

The Company expects to complete a comprehensive review of its asbestos-related liabilities and costs in connection with finalizing and reporting its results for 2003, and annually thereafter, unless significant changes in trends or new developments warrant an earlier review.  If the results of this annual comprehensive review indicate that the existing amount of the accrued liability is insufficient to cover its estimated liabilities, then the Company will record an appropriate charge to increase the accrual.  While the amount of any such increase in the accrual has not yet been determined, at the present time, the Company believes that charge would not exceed $450 million; however, a lesser amount would result from the passage of proposed federal legislation that would fund all asbestos claims through a mandatory trust arrangement.  The Company’s estimates are based on a number of factors as described further in Note 7 to the Condensed Consolidated Financial Statements.

Goodwill

The Company evaluates goodwill annually (or more frequently if impairment indicators arise) for impairment as of October 1 of each year.  Goodwill impairment testing is performed using the business enterprise value (“BEV”) of each reporting unit which is calculated as of a measurement date by determining the present value of debt-free, after tax future cash flows, discounted at the weighted average cost of capital of a hypothetical third-party buyer.  This BEV is then compared to the book value of each reporting unit as of the measurement date to assess whether an impairment exists.

If the Company’s projected debt-free, after tax cash flows were substantially lower, or if the assumed weighted average cost of capital were substantially higher, the testing performed as of October 1, 2002, may have indicated an impairment of one or more reporting units and, as a result, the related goodwill would have been written down.  However, based on the Company’s testing as of that date, modest changes in the projected cash flows or cost of capital would not have created impairment in reporting units.  For example, if projected debt-free, after tax cash flows had been decreased by 5%, or alternatively if the weighted average cost of capital were increased by 5%, the resulting lower BEV’s would still have exceeded the book value of each reporting unit and no impairment would have existed.

The Company is in the process of performing its annual impairment testing as of October 1, 2003.  While a number of projections and variables have not yet been determined, the Company believes that an impairment exists in the goodwill of its consumer products reporting unit, which represents about one-third of the Company’s total goodwill.  If the results of this annual impairment testing confirm that a write down of goodwill is necessary, then the Company will record an appropriate charge in the fourth quarter of 2003.  In the event the Company would be required to record a significant write down of goodwill, the charge would have a material adverse effect on reported results of operations and net worth.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

On June 13, 2003, the Company’s subsidiary borrowers entered into an Amended and Restated Secured Credit Agreement (the “Agreement”) which provides for up to $1.9 billion of credit.  The Agreement consists of a $600 million revolving credit facility and a $460 million A term loan, each of which has a final maturity date of April 1, 2007, and an $840 million B term loan, which has a final maturity date of April 1, 2008.  Proceeds from borrowings under the Agreement were used to repay all amounts outstanding under the Company’s $1.9 billion previous credit agreement which had been scheduled to mature on March 31, 2004. Interest on all borrowings under the Agreement is determined by reference to short-term rates.

All borrowings under the Secured Credit Agreement, including borrowings by foreign subsidiaries, are denominated in U.S. dollars.  As described in Note 10 to the financial statements, certain amounts borrowed under the Agreement by foreign subsidiaries have been swapped into the subsidiaries’ functional currencies.

The Senior Secured Notes totaling $2.075 billion and Senior Notes totaling $450 million that were issued during 2002 and 2003 were part of the Company’s plan to improve financial flexibility by issuing long-term fixed rate debt.  While this strategy extends the maturity of the Company’s debt, long-term fixed rate debt increases the cost of borrowing compared to shorter term, variable rate debt.  The Company expects that the effects of additional higher cost fixed rate debt, will add approximately $10 million to interest expense for the fourth quarter of 2003 compared to the fourth quarter of 2002.  The Company presently does not expect to issue additional notes, other than those discussed above, during 2003.

Forward Looking Statements

This document may contain “forward looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933.  Forward looking statements reflect the Company’s current expectations and projections about future events at the time, and thus involve uncertainty and risk.  It is possible the Company’s future financial performance may differ from expectations due to a variety of factors including, but not limited to the following:  (1) foreign currency fluctuations relative to the U.S. dollar, (2) changes in capital availability or cost, including interest rate fluctuations, (3) the general political, economic and competitive conditions in markets and countries where the Company has operations, including disruptions in the supply chain, competitive pricing pressures, inflation or deflation, and changes in tax rates and laws, (4) consumer preferences for alternative forms of packaging, (5) fluctuations in raw material and labor costs, (6) availability of raw materials, (7) costs and availability of energy, (8) transportation costs, (9) consolidation among competitors and customers, (10) the ability of the Company to integrate operations of acquired businesses, (11) unanticipated expenditures with respect to environmental, safety and health laws, (12) the performance by customers of their obligations under purchase agreements, and (13) the timing and occurrence of events which are beyond the control of the Company, including events related to asbestos-related claims.  It is not possible to foresee or identify all such factors.  Any forward looking statements in this document are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances.  Forward looking statements are not a guarantee of future performance and actual results or developments may differ materially from expectations.  While the Company continually reviews trends and uncertainties affecting the Company’s results of operations and financial condition, the Company does not intend to update any particular forward looking statements contained in this document.

Item 4.  Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Also, we have investments in certain unconsolidated entities.  As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

For further information on legal proceedings, see Note 7 to the Condensed Consolidated Financial Statements, “Contingencies,” that is included in Part I of this Report and is incorporated herein by reference.

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

On July 23, 2003, the Registrant furnished a Form 8-K (Item 12) which included a press release dated July 22, 2003 setting forth its results of operations for the fiscal quarter ended June 30, 2003.

On July 25, 2003, the Registrant furnished a Form 8-K (Item 12) which included certain information discussed by the Company during its quarterly conference call on July 23, 2003 in addition to the information contained in its press release dated July 22, 2003.

*                 This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OWENS-ILLINOIS, INC.

Date	November 12, 2003	By /s/ Edward C. White
Edward C. White,
Vice President and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibits

12	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

*                 This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.