Form 10-K
period 2003-12-31
OWENS ILLINOIS INC /DE/
filed 2004-03-15
CIK 812074

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-9576

OWENS-ILLINOIS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of other jurisdiction of incorporation or organization)	22-2781933 (IRS Employer Identification No.)
One SeaGate, Toledo, Ohio (Address of principal executive offices)	43666 (Zip Code)
Registrant's telephone number, including area code: (419) 247-5000
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange
Convertible Preferred Stock, $.01 par value, $50 liquidation preference	New York Stock Exchange

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

Yes ☒                No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒                No ☐

        The aggregate market value (based on the consolidated tape closing price on June 30, 2003) of the voting stock beneficially held by non-affiliates of Owens-Illinois, Inc. was approximately $1,504,815,000. As of June 30, 2003, the number of shares outstanding of the registrant's Common Stock was 147,768,294. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors and executive officers of the Company. Such interpretation is not intended to be, and should not be construed to be, an admission by Owens-Illinois, Inc. or such directors or executive officers of the Company that such directors and executive officers of the Company are "affiliates" of Owens-Illinois, Inc., as that term is defined under the Securities Act of 1934.

        The number of shares of Common Stock, $.01 par value of Owens-Illinois, Inc. outstanding as of February 29, 2004 was 147,901,334.

DOCUMENTS INCORPORATED BY REFERENCE

        Part III Owens-Illinois, Inc. Proxy Statement for The Annual Meeting of Share Owners To Be Held Wednesday, May 12, 2004 ("Proxy Statement").

TABLE OF GUARANTORS

Exact Name of Registrant As Specified In Its Charter	State/Country of Incorporation or Organization	Primary Standard Industrial Classification Code Number	I.R.S Employee Identification Number
Owens-Illinois Group, Inc	Delaware	6719	34-1559348
Owens-Brockway Packaging, Inc	Delaware	6719	34-1559346

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

(Cover page 2 of 2 pages)

i

PART I

ITEM 1.    BUSINESS

General Development of Business

        Owens-Illinois, Inc. (the "Company") through its subsidiaries is the successor to a business established in 1903. The Company is one of the world's leading manufacturers of packaging products. The Company is the largest manufacturer of glass containers in North America, South America, Australia and New Zealand, and one of the largest in Europe. The Company is also a worldwide manufacturer of plastics packaging with operations in North America, South America, Europe, Australia and New Zealand. Plastics packaging products manufactured by the Company include consumer products (blow molded containers, injection molded containers and closures and dispensing systems) and prescription containers. Consistent with its strategy to continue to strengthen its existing packaging businesses, the Company has acquired 18 glass container businesses in 18 countries since 1991, including businesses in North America, South America, Central and Eastern Europe and the Asia Pacific region, and 7 plastics packaging businesses with operations in 12 countries.

        On February 18, 2004, the Company announced that it has entered into exclusive negotiations to acquire BSN Glasspack, S.A., the second largest glass container manufacturer in Europe, from Glasspack Participations, a company controlled by investment funds advised by CVC Capital Partners Europe. BSN owns and operates 19 plants located in France, Germany, the Netherlands and Spain, principally serving the wine and spirits, other beverages including beer, and specialty food industries. The acquisition would be subject to regulatory approval, with the closing expected in the second quarter of 2004.

        The Company has retained advisors to conduct a strategic review of certain of its blow-molded plastics operations in North America, South America and Europe. The review is aimed at exploring all options in maximizing investor value, including a possible decision to sell its blow-molded plastics operations. The Company has completed its initial review and is currently in the process of identifying operations for possible divestment and preparing the necessary financial and legal documentation. The Company expects to reach a decision regarding possible divestiture sometime during the second quarter of 2004.

        The Company believes it is a technological leader in the worldwide glass container and plastics packaging segments of the rigid packaging market. During the five years ended December 31, 2003, the Company invested more than $1.8 billion in capital expenditures (excluding acquisitions) and more than $375 million in research, development and engineering to, among other things, improve labor and machine productivity, increase capacity in growing markets and commercialize technology into new products.

        The principal executive office of the Company is located at One SeaGate, Toledo, Ohio 43666; the telephone number is (419) 247-5000. The Company's website is www.o-i.com. The Company's annual report and SEC filings can be obtained from this site at no cost. The Company's Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the Compensation and Nominating/Corporate Governance Committees will be adopted by the Board of Directors and, together with the previously adopted charter of the Audit Committee, will be available on the Investor Relations section of the Company's website on or about April 1, 2004. On and after such date, copies of these documents will also be available in print to share owners upon request, addressed to the Corporate Secretary at the address above.

Financial Information about Product Segments

        Information as to sales, earnings before interest income, interest expense, provision for income taxes, minority share owners' interests in earnings of subsidiaries, and cumulative effect of accounting change ("EBIT"), and total assets by product segment is included in Note 20 to the Consolidated Financial Statements.

Narrative Description of Business

        The Company has two product segments: (1) Glass Containers and (2) Plastics Packaging. Below is a description of these segments and information to the extent material to understanding the Company's business taken as a whole.

Products and Services, Customers, Markets and Competitive Conditions, and Methods of Distribution

GLASS CONTAINERS PRODUCT SEGMENT

        The Company is a leading manufacturer of glass containers throughout the world. Approximately one of every two glass containers made worldwide is made by the Company, its subsidiaries or its licensees. Worldwide glass container sales represented 69%, 69%, and 66%, of the Company's consolidated net sales for the years ended December 31, 2003, 2002, and 2001, respectively. For the year ended December 31, 2003, the Company manufactured approximately 39% of all glass containers sold by domestic producers in the U.S., making the Company the leading manufacturer of glass containers in the U.S. The Company is the leading glass container manufacturer in 16 of the 19 countries where it competes in the glass container segment of the rigid packaging market and the sole manufacturer of glass containers in seven of these countries.

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

Customers

        In most of the countries where the Company competes, it has the leading position in the glass container segment of the rigid packaging market (based on units sold). The largest customers include many of the leading manufacturers and marketers of glass packaged products in the world. In the U.S., the majority of customers for glass containers are brewers, food producers, distillers and wine vintners. Outside of the U.S., glass container customers also include soft drink bottlers. The largest U.S. glass container customers include (in alphabetical order) Anheuser-Busch, Campbell, Coors, Gerber, Heinz and SABMiller. The largest international glass container customers include Diageo, Foster's, Heineken, Labatt, Lion Nathan, Molson and SABMiller. The Company is the sole glass container supplier to many of these customers.

        The Company sells most of its glass container products directly to customers under annual or multi-year supply agreements. The Company also sells some of its products through distributors. Glass containers are typically scheduled for production in response to customers' orders for their quarterly requirements.

Markets and Competitive Conditions

        The principal markets for glass container products made by the Company are in North America, South America, Europe and the Asia Pacific region. The Company believes it is the low-cost producer in the glass container segment of the North American rigid packaging market, as well as the low-cost producer in most of the international glass container segments in which it competes. Much of this cost advantage is due to proprietary equipment and process technology used by the Company. The Company's machine development activities and systematic upgrading of production equipment in the 1990's and early 2000's have given it low-cost leadership in the glass container segment in most of the countries in which it competes, a key strength to competing successfully in the rigid packaging market.

        The Company has the leading share of the glass container segment of the U.S. rigid packaging market based on units sold by domestic producers in the U.S., with its sales representing approximately 39% of that segment for the year ended December 31, 2003. The principal glass container competitors in the U.S. are Saint-Gobain Containers, Inc., a wholly-owned subsidiary of Compagnie de Saint-Gobain, and Anchor Glass Container Corporation.

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

        The Company's majority ownership positions in international glass affiliates are summarized below:

Affiliate/Country	Ownership %
ACI Operations Pty. Ltd., Australia	100.0
ACI Operations NZ Ltd., New Zealand	100.0
Avirunion, a.s., Czech Republic	100.0
Karhulan Lasi Oy, Finland	100.0
OI Canada Corp., Canada	100.0
United Glass Ltd., United Kingdom	100.0
United Hungarian Glass Containers, Kft., Hungary	100.0
Vidrieria Rovira, S.A., Spain	100.0
A/S Jarvakandi Klaas, Estonia	100.0
PT Kangar Consolidated Industries, Indonesia	99.9
AVIR S.p.A., Italy	99.7
Owens-Illinois Polska S.A., Poland	99.4
Owens-Illinois Peru, S.A., Peru	96.0
Companhia Industrial Sao Paulo e Rio, Brazil	79.4
Owens-Illinois de Venezuela, C.A., Venezuela	74.0
ACI Guangdong Glass Company Ltd., China	70.0
ACI Shanghai Glass Company Ltd., China	70.0
Wuhan Owens Glass Container Company Ltd., China	70.0
Cristaleria del Ecuador, S.A., Ecuador	69.0
Cristaleria Peldar, S. A., Colombia	58.4

        North America.    In addition to the glass container operations in the U.S., the Company's affiliate in Canada is the sole manufacturer of glass containers in that country.

        South America.    The Company is the sole manufacturer of glass containers in Colombia, Ecuador and Peru. In both Brazil and Venezuela, the Company is the leading manufacturer of glass containers. In South America, there is a large infrastructure for returnable/refillable glass containers. However, with improving economic conditions in South America after the recessions of the late 1990's, unit sales of non-returnable glass containers have grown in Venezuela, Colombia and Brazil.

        Europe.    The Company's European glass container business has operations in eight countries and is one of the largest in Europe. In Italy, the Company's wholly-owned subsidiary, AVIR, is the leading manufacturer of glass containers and operates 13 glass container plants. AVIR accounted for approximately 50% of the Company's total European glass container sales in 2003. United Glass, the Company's subsidiary in the U.K., is a leading manufacturer of glass containers for the U.K. spirits business. In Poland, the Company is the leading glass container manufacturer and currently operates two plants. The Company's subsidiary in the Czech Republic, Avirunion, is the leading glass container manufacturer in that country and also ships a portion of its beer bottle production to Germany. In Hungary, the Company is the sole glass container manufacturer and serves the Hungarian food industry. In Finland and the Baltic country of Estonia, the Company is the only manufacturer of glass containers. The Company coordinates production activities between Finland and Estonia in order to efficiently serve the Finnish, Baltic and Russian markets. In recent years, Western European brewers have been establishing beer production facilities in Central Europe and the Russian Republic. Because these new beer plants use high-speed filling lines, they require high quality glass containers in order to operate properly. The Company believes it is well positioned to meet this growing demand. In Spain, the Company serves the market for wine bottles in the Barcelona and southern France area.

        Asia Pacific.    The Company has glass operations in four countries in the Asia Pacific region: Australia, New Zealand, Indonesia and China. In the Asia Pacific region, the Company is the leading manufacturer of glass containers in most of the countries in which it competes. In Australia, the Company's subsidiary, ACI, operates four glass container plants, including a plant focused on serving the needs of the growing Australian wine industry. In New Zealand, the Company is the sole glass container manufacturer. In Indonesia, the Company supplies the Indonesian market and exports glass containers for food and pharmaceutical products to Australian customers. In China, the glass container segments of the packaging market are regional and highly fragmented with a number of local competitors. The Company has three modern glass container plants in China manufacturing high-quality beer bottles to serve Foster's as well as Anheuser-Busch, which is now producing Budweiser® in and for the Chinese market.

        The Company continues to focus on serving the needs of leading multi-national consumer companies as they pursue international growth opportunities. The Company believes that it is often the glass container partner of choice for such multi-national consumer companies due to its leadership in glass technology and its status as a low-cost producer in most of the markets it serves.

Manufacturing

        The Company believes it is the low-cost producer in the glass container segment of the North American rigid packaging market, as well as the low-cost producer in most of the international glass segments in which it competes. Much of this cost advantage is due to the Company's proprietary equipment and process technology. The Company believes its glass forming machines, developed and refined by its engineering group, are significantly more efficient and productive than those used by competitors. The Company's machine development activities and systematic upgrading of production equipment in 1990's and early 2000's have given it low-cost leadership in the glass container segment in most of the countries in which it competes, a key strength to competing successfully in the rigid packaging market.

        Since the early 1990's, the Company has more than doubled its overall glass container labor and machine productivity in the U.S., as measured by output produced per man-hour. By applying it's technology and worldwide "best practices" during this period, the Company decreased the number of production employees required per glass-forming machine line in the U.S. by over 35%, and increased the daily output of glass-forming machines by approximately 40%.

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

PLASTICS PACKAGING PRODUCT SEGMENT

        The Company is a leading manufacturer in North America of plastic containers, plastic closures and plastic prescription containers. The Company also has plastics packaging operations in South America, Europe, Singapore, Australia and New Zealand. Plastics packaging sales represented 31%, 31% and 34% of the Company's consolidated net sales for the years ended December 31, 2003, 2002 and 2001, respectively.

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

        In blow-molded plastics packaging, the Company is a leading U.S. manufacturer of high density polyethylene (HDPE) containers. The Company manufactures these containers for products for the food and beverage, household/automotive fluid end-use, personal care and health care categories.

        The Company is also a leading worldwide manufacturer of PET blow-molded containers. Many of these PET containers are manufactured using multiple layers of plastic, with each layer having a different function. Some of these plastic layers have "barrier" properties, effectively restricting the escape of carbon dioxide out of, and the permeation of oxygen into, the packaged product thereby maintaining product quality and extending shelf life. Examples of products packaged in multi-layer PET containers include Heinz ketchup and Pepsi's Dole® and Season's Best® brands. Major brewers, such as Anheuser-Busch, Coors and Miller Brewing, are now marketing beer packaged in the Company's multi-layer PET beer bottles at selected venues and locations.

Injection-Molded Plastics Packaging

        Injection molding is a plastics manufacturing process where plastic resin in the form of pellets or powder is melted and then injected or otherwise forced under pressure into a mold. The mold is then cooled and the product is removed from the mold.

        The Company develops and produces injection-molded plastic closures and closure systems, which typically incorporate functional features such as tamper evidence and child resistance or dispensing. Other products include injection-molded containers for deodorant and toothpaste.

        The prescription product unit manufactures injection-molded plastic prescription containers. These products are sold primarily to drug wholesalers, major drug chains and mail order pharmacies. Containers for prescriptions include ovals, vials, closures, ointment jars, dropper bottles and automation friendly prescription containers.

Customers

        The Company's largest customers (in alphabetical order) for plastic containers and closures include Church & Dwight, Coca-Cola, H.J. Heinz, Intimate Brands, Johnson & Johnson, Ocean Spray, PepsiCo (Dole®, Gatorade®, Tropicana®), Procter & Gamble, Reckitt Benckiser, and Unilever. The largest customers for prescription containers include AmeriSourceBergen, Cardinal Health, Eckerd Drug, Merck-Medco, McKesson, Rite-Aid and Walgreen.

        The Company sells most plastic containers, plastic closures and plastic prescription containers directly to customers under annual or multi-year supply agreements. These supply agreements typically allow a pass-through of resin price increases and decreases, except for the prescription business. The Company also sells some of its products through distributors.

Markets and Competitive Conditions

        Major markets for plastics packaging include the food and beverage, household/automotive end-use products, personal care products and health care products.

        The blow-molded plastics segment of the rigid packaging market is competitive and fragmented due to generally available technology, low costs of entry and customer emphasis on low package cost. A large number of competitors exist on both a national and regional basis. The Company competes with other manufacturers in the plastic containers segment on the basis of quality, price, service and product design. The principal competitors producing plastic containers are Amcor, Consolidated Container Holdings, LLC, Graham Packaging Company, Plastipak Packaging, Inc. and Silgan Holdings Inc. The Company emphasizes total package supply (i.e., bottle and closure system), diversified market positions, proprietary technology and products, new package development and packaging innovation. The plastic closures segment is divided into various categories in which several suppliers compete for business on the basis of quality, price, service and product design.

        In addition to competing with other established manufacturers in the plastic containers segment, the Company competes with manufacturers of other forms of rigid packaging, principally aluminum cans and glass containers, on the basis of quality, price and service. The principal competitors producing metal containers are Crown Cork & Seal Company, Inc., Rexam plc, Ball Corporation and Silgan Holdings Inc. The principal competitors producing glass containers in the U.S. are Saint-Gobain Containers, Inc., a wholly-owned subsidiary of Compagnie de Saint-Gobain, and Anchor Glass Container Corporation. The Company also competes with manufacturers of non-rigid packaging alternatives, including flexible pouches and aseptic cartons, in serving the packaging needs of juice customers.

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

        Injection-molding is used in the manufacture of plastic closures, deodorant canisters, ink cartridges and vials. Compression-molding, an alternative to injection-molding, is used for high volume carbonated soft drink and other beverage closures that require tamper evidence.

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

Suppliers and Raw Materials

        The Company manufactures containers and closures using HDPE, LDPE, polypropylene, PVC, PET and various other plastic resins. The Company also purchases large quantities of batch colorants, corrugated materials and labels. In general, these raw materials are available in adequate supply from multiple sources. However, for certain raw materials, there may be temporary shortages due to market conditions and other factors.

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

        Domestic suppliers of corrugated materials include International Paper, Georgia-Pacific, Weyerhauser, Temple-Inland, and Smurfit-Stone Container. Historically, prices for corrugated materials have not been subject to dramatic fluctuations, except for temporary spikes or troughs from time to time.

        With the exception of Fuji Seal (Japan) and its subsidiary, American Fuji Seal, most suppliers of plastic labels are regional in scope. Historically, prices for these raw materials have not been subject to dramatic fluctuations.

Recycling

        Recycling content legislation, which has been enacted in several states, requires that a certain specified minimum percentage of recycled plastic be included in certain new plastic containers. The Company has met such legislated standards in part due to its material and multi-layer process technology. Where required, the Company's plastic containers are made with PCR plastic constituting at least 25% of the material used to produce the container. In addition, its plastics plants also recycle virtually all of the internal scrap generated in the production process.

ADDITIONAL INFORMATION

Technical Assistance License Agreements

        The Company licenses its proprietary glass container technology to 21 companies in 23 countries. In plastics packaging, the Company has technical assistance agreements with 30 companies in 15 countries. These agreements cover areas ranging from manufacturing and engineering assistance, to support in functions such as marketing, sales and administration. The worldwide licensee network provides a stream of revenue to support the Company's development activities and gives it the opportunity to participate in the rigid packaging market in countries where it does not already have a direct presence. In addition, the Company's technical agreements enable it to apply "best practices" developed by its worldwide licensee network. In the years 2003, 2002 and 2001, the Company earned $25.6 million, $24.2 million and $24.6 million, respectively, in royalties and net technical assistance revenue.

Research and Development

        Research and development constitute important parts of the Company's activities. Research and development expenditures were $47.6 million, $41.1 million, and $41.2 million for 2003, 2002, and 2001, respectively. In addition, engineering expenditures were $37.2 million, $38.9 million, and $31.4 million for 2003, 2002 and 2001, respectively. The Company's research, development and engineering activities include new products, manufacturing process control, automatic inspection and further automation.

Environmental and Other Governmental Regulation

        The Company's worldwide operations, in common with those of the industry generally, are subject to extensive laws, ordinances, regulations and other legal requirements relating to environmental protection, including legal requirements governing investigation and clean-up of contaminated properties as well as water discharges, air emissions, waste management and workplace health and safety. Capital expenditures for property, plant and equipment for environmental control activities were not material during 2003.

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

        In North America, sales of non-refillable glass beverage bottles and other convenience packages are affected by mandatory deposit laws and other types of restrictive legislation. As of January 1, 2004, there were 10 states and 11 Canadian provinces with mandatory deposit laws in effect. A number of states and local governments have enacted or are considering legislation to promote curbside recycling and recycled content legislation as alternatives to mandatory deposit laws. Although such legislation is not uniformly developed, the Company believes that states and local governments may continue to enact and develop curbside recycling and recycling content legislation.

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

        In the Company's glass container manufacturing processes, computer control and electro-mechanical mechanisms are commonly used for a wide variety of applications in the forming machines and auxiliary processes. Various patents held by the Company are directed to the electro-mechanical mechanisms and related technologies used to control sections of the machines. Additional U.S. patents and various pending applications are directed to the technology used by the Company for the systems that control the operation of the forming machines and many of the component mechanisms that are embodied in the machine systems.

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

Employees

        The Company's worldwide operations employed approximately 29,800 persons as of December 31, 2003. Approximately 60% of the U.S. employees are hourly workers covered by collective bargaining agreements. The principal collective bargaining agreement, which at December 31, 2003, covered approximately 50% of O-I's union-affiliated employees in the U.S., was extended and ratified in March 2002 and will expire on March 31, 2005. O-I considers its employee relations to be good and does not anticipate any material work stoppages in the near term.

Financial Information about Foreign and Domestic Operations and Export Sales

        Information as to net sales, EBIT, and assets of the Company's product and geographic segments is included in Note 20 to the Consolidated Financial Statements. Export sales, in the aggregate or by geographic area, were not material for the years 2003, 2002, or 2001.

ITEM 2.    PROPERTIES

        The principal manufacturing facilities and other material important physical properties of the continuing operations of the Company at December 31, 2003 are listed below and grouped by product segment. All properties shown are owned in fee except where otherwise noted.

Glass Containers
North American Operations
United States
Glass Container Plants
Atlanta, GA	Muskogee, OK
Auburn, NY	Oakland, CA
Brockway, PA	Portland, OR
Charlotte, MI	Streator, IL
Clarion, PA	Toano, VA
Crenshaw, PA	Tracy, CA
Danville, VA	Waco, TX
Lapel, IN	Winston-Salem, NC
Los Angeles, CA	Zanesville, OH
Machine Shops
Brockway, PA	Godfrey, IL
Canada
Glass Container Plants
Brampton, Ontario	Scoudouc, New Brunswick
Lavington, British Columbia	Toronto, Ontario
Montreal, Quebec
Asia Pacific Operations
Australia
Glass Container Plants

Adelaide	Melbourne
Brisbane	Sydney
Mold Shop
Melbourne
China
Glass Container Plants
Guangzhou	Wuhan
Shanghai
Mold Shop
Tianjin
Indonesia
Glass Container Plant
Jakarta
New Zealand
Glass Container Plant
Auckland
European Operations
Czech Republic
Glass Container Plants
Sokolov	Teplice
Estonia
Glass Container Plant
Jarvakandi
Finland
Glass Container Plant
Karhula
Hungary
Glass Container Plant
Oroshaza
Italy
Glass Container Plants
Asti	Pordenone
Bari (2 plants)	Terni
Bologna	Trento (2 plants)
Latina	Treviso
Milano	Varese
Napoli
Mold Shop
Napoli
Glass Recycling Plant
Alessandria
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
Plastics Packaging
North American Operations
Consumer Products
United States
Alta Vista, VA	Harrisonburg, VA
Baltimore, MD	Hattiesburg, MS
Bedford, NH	Hazleton, PA
Belvidere, NJ	Henderson, NV

Bowling Green, OH (2)	Iowa City, IA
Brookville, PA	Kansas City, MO (2)
Cartersville, GA	La Mirada, CA (2)
Chicago, IL	Modesto, CA
Cincinnati, OH	Nashua, NH
Constantine, MI	Rockwall, TX
Edison, NJ	Rocky Mount, NC
Erie, PA	Rossville, GA (2)
Findlay, OH	St. Louis, MO (2)
Florence, KY (2 plants)	Sullivan, IN
Franklin, IN	Tolleson, AZ
Fremont, OH	Vandalia, IL
Greenville, SC	Washington, NJ (2)
Hamlet, NC
Mexico
Mexico City	Pachuca
Puerto Rico
Las Piedras
Prescription Products Plant
United States
Berlin, OH (1)
Asia Pacific Operations
Australia
Adelaide	Melbourne (5 plants)
Brisbane (3 plants)	Perth (2 plants)
Berri	Sydney (2 plants)
Drouin	Wodonga
Singapore
Singapore
New Zealand
Auckland	Christchurch
European Operations
Finland
Ryttyla
Hungary
Gyor
Netherlands
Etten-Leur
United Kingdom
Chalgrove
South American Operations
Brazil
Sao Paulo
Ecuador
Guayaquil

Venezuela
Valencia
Corporate Facilities
World Headquarters Building
Toledo, OH (2)
Levis Development Park
Perrysburg, OH

        In addition, a glass container plant in Windsor, Colorado is under construction.

(1)
This facility is financed in whole or in part under tax-exempt financing agreements.

(2)
This facility is leased in whole or in part.

        The Company believes that its facilities are well maintained and currently adequate for its planned production requirements over the next three to five years.

ITEM 3.    LEGAL PROCEEDINGS

        For further information on legal proceedings, see Note 19 to the Consolidated Financial Statements and the section entitled "Environmental and Other Governmental Regulation" in Item 1.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name and Age	Position
Terry L. Wilkison (62)	Co-Chief Executive Officer since 2003; Executive Vice President, Plastics Group General Manager, 2000-2003; Executive Vice President, Latin American Operations, 1998-2000.
Thomas L. Young (59)	Co-Chief Executive Officer since 2003; Chief Financial Officer since 2003; Executive Vice President, Administration and General Counsel 1993-2003; Secretary, 1990-1998. Director since 1998.
John Bachey (55)
Vice President since 1997; Vice President of Glass Container Sales and Marketing since 2000; General Manager, European and Latin American Plastics Operations, 1999-2000; General Manager, Europe and Latin America, Continental PET Technologies, 1998-1999.
James W. Baehren (53)	Senior Vice President and General Counsel since 2003; Corporate Secretary since 1998; Vice President and Director of Finance 2001-2003; Associate General Counsel from 1996-2001.
Joseph V. Conda (62)	Vice President since 1998; Vice President and General Manager of Prescription Products since 2000; Vice President of Glass Container Sales and Marketing, 1997-2000.
L. Richard Crawford (43)
Vice President since 2000; Vice President of Global Glass Technology since 2002; Manufacturing Manager of Domestic Glass Container from 2000-2002; Vice President of Domestic Glass Container and Area Manufacturing Manager, West Coast, 1997-2000.
Jeffrey A. Denker (56)	Treasurer since 1998; Assistant Treasurer, 1988-1998; Director of International Finance, 1987-1998.
Robert E. Lachmiller (50)	Vice President since 2003; Vice President and Manufacturing Manager of Glass Container North America since 2002; Area Manufacturing Manager of Glass Container North America 1997-2002.

W. Bruce Larsen (50)
Vice President since 1997; Vice President and General Manager of Plastic Containers since 2003; Vice President and General Manager of Food and Beverage 2002-2003; Vice President and General Manager of Plastic Containers 1999-2001; Vice President and Director of Operations, Plastic Containers 1998-1999; Vice President and Director of Manufacturing, Plastic Containers, 1993-1998.
Gerald J. Lemieux (46)	Vice President since 1997; Vice President of Corporate Strategy since 2002; Vice President and General Manager of Domestic Glass Container from 1997-2002.
Michael D. McDaniel (55)
Vice President since 1992; Vice President and General Manager of Closure and Specialty Products since 2001; Vice President and General Manager of Continental PET Technologies 1998-2001; Vice President and General Manager of Closure and Specialty Products, 1991-1998.
Philip McWeeny (64)	Vice President and General Counsel—Corporate and Assistant Secretary since 1988.
Gilberto Restrepo (63)
Senior Vice President since 2003; General Manager of Latin American Glass Container Operations since 2000; Vice President of International Operations and General Manager, Western Region—Latin America, 1997-2000; President of Cristaleria Peldar, S.A., since 1982.
Peter J. Robinson (60)	Senior Vice President since 2003; General Manager of Asia Pacific Operations since 1998; Chief Executive of ACI Packaging Group, 1988-1998.
Robert A. Smith (62)	Senior Vice President since 2003; General Manager of Domestic Glass Container since 2002; Vice President and Technical Director from 1998-2002; Vice President of International Operations, 1997-1998.
Franco Todisco (60)	Senior Vice President since 2003; General Manager of European Operations since 2002; General Manager of Southern and Central Europe Operations, 1999-2002; President of Avir S.p.A., 1994-1999.
Edward C. White (56)
Senior Vice President of Finance and Administration since 2003; Controller since 1999; Vice President 2002-2003; Vice President and Director of Finance, Planning, and Administration—International Operations, 1997-1999.

PART II

ITEM 5.    MARKET FOR OWENS-ILLINOIS, INC.'S COMMON STOCK
                   AND RELATED SHARE OWNER MATTERS

        The price range for the Company's Common Stock on the New York Stock Exchange, as reported by National Association of Securities Dealers, was as follows:

	2003		2002
	High	Low	High	Low
First Quarter	$15.50	$7.51	$17.61	$9.55
Second Quarter	14.80	8.26	19.19	13.50
Third Quarter	15.49	10.25	14.00	9.80
Fourth Quarter	12.48	10.73	15.78	10.00

        The number of share owners of record on January 31, 2004 was 1,545. Approximately 69% of the outstanding shares were registered in the name of Depository Trust Company, or CEDE, which held such shares on behalf of 209 brokerage firms, banks, and other financial institutions. The shares attributed to these financial institutions, in turn, represented the interests of more than 25,000 unidentified beneficial owners. No dividends have been declared or paid since the Company's initial public offering in December 1991. For restrictions on payment of dividends on Common Stock, see Note 6 to the Consolidated Financial Statements.

ITEM 6.    SELECTED FINANCIAL DATA

        The selected consolidated financial data presented below relates to each of the five years in the period ended December 31, 2003. The financial data was derived from the audited consolidated financial statements of the Company. For more information, see the "Consolidated Financial Statements" included elsewhere in this document.

	Years ended December 31,
	2003	2002	2001	2000	1999
	(Dollar amounts in millions)
Net sales	$6,059.0	$5,640.4	$5,402.5	$5,552.1	$5,522.9
Other revenue (a)	99.2	119.7	610.8	262.7	263.8

	6,158.2	5,760.1	6,013.3	5,814.8	5,786.7
Costs and expenses:
Manufacturing, shipping and delivery	4,917.2	4,413.4	4,218.4	4,359.1	4,296.4
Research, engineering, selling, administrative and other (b)	1,841.1	908.4	693.7	1,360.6	566.6

Earnings before interest expense and items below	(600.1)	438.3	1,101.2	95.1	923.7
Interest expense (c)	490.6	437.1	440.6	486.7	427.1

Earnings (loss) before items below	(1,090.7)	1.2	660.6	(391.6)	496.6
Provision (credit) for income taxes (d)	(125.7)	(24.1)	283.9	(143.9)	185.1
Minority share owners' interests in earnings of subsidiaries	25.8	25.5	20.1	22.0	13.2

Earnings (loss) before cumulative effect of accounting change	(990.8)	(0.2)	356.6	(269.7)	298.3
Cumulative effect of accounting change (e)		(460.0)

Net earnings (loss)	$(990.8)	$(460.2)	$356.6	$(269.7)	$298.3

	Years ended December 31,
	2003	2002	2001	2000	1999
	(Dollar amounts in millions, except per share data)
Basic earnings (loss) per share of common stock:
Earnings (loss) before cumulative effect of accounting change	$(6.89)	$(0.15)	$2.30	$(2.00)	$1.79

Cumulative effect of accounting change		(3.14)

Net earnings (loss)	$(6.89)	$(3.29)	$2.30	$(2.00)	$1.79

Weighted average shares outstanding (in thousands)	146,914	146,616	145,456	145,983	153,804

Diluted earnings (loss) per share of common stock:
Earnings (loss) before cumulative effect of accounting change	$(6.89)	$(0.15)	$2.30	$(2.00)	$1.78
Cumulative effect of accounting change		(3.14)

Net earnings (loss)	$(6.89)	$(3.29)	$2.30	$(2.00)	$1.78

Diluted average shares (in thousands)	146,914	146,616	145,661	145,983	155,209

        The Company's convertible preferred stock was not included in the computation of 2001 and 1999 diluted earnings per share since the result would have been antidilutive.     Options to purchase 7,776,942 and 3,357,449 weighted average shares of common stock which were outstanding during 2001 and 1999 respectively, were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. For the years ended December 31, 2003, 2002 and 2000, diluted earnings per share of common stock are equal to basic earnings per share of common stock due to the net loss.

	Years ended December 31,
	2003	2002	2001	2000	1999
	(Dollar amounts in millions)
Other data:
The following are included in net earnings:
Depreciation	$473.1	$428.2	$403.2	$412.6	$403.7
Amortization of goodwill (e)			92.3	94.9	97.5
Amortization of intangibles	28.6	29.4	28.3	31.9	35.2
Amortization of deferred finance fees (included in interest expense)	23.5	23.1	19.9	10.1	8.9

	$525.2	$480.7	$543.7	$549.5	$545.3

Balance sheet data (at end of period):
Working capital	$758	$590	$756	$764	$837
Total assets	9,531	9,869	10,107	10,343	10,756
Total debt	5,426	5,346	5,401	5,850	5,939
Share owners' equity	1,003	1,671	2,152	1,883	2,350

(a)
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

(b)
Amount for 2003 includes charges totaling $1,364.2 ($1,160.5 after tax) for the following (1) $720.0 million ($720.0 million after tax) of goodwill impairment including a $670.0 million write-down of goodwill in the consumer products reporting unit and a $50.0 million write-down of an equity investment in a soda ash mining operation;(2) $450.0 million ($292.5 million after tax) to increase the reserve for estimated future asbestos-related costs; (3) $43.0 million ($30.1 million after tax) for the write-down of Plastics Packaging assets in the Asia Pacific region; (4) $37.4 million ($37.4 million after tax) for the loss on the sale of long-term notes receivable; (5) $37.4 million ($23.4 million after tax) for the estimated loss on the sale of certain closures assets; (6) $28.5 million ($17.8 million after tax) for the permanent closure of the Hayward, California glass container factory; (7) $23.9 million ($17.4 million after tax) for the shutdown of the Perth, Australia glass container factory; (8) $20.1 million ($19.5 million after tax) for the shutdown of the Milton, Ontario glass container factory; and (9) $3.9 million ($2.4 million after tax) for an additional loss on the sale of certain closures assets.

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

(c)
Amount for 2003 includes a charge of $13.2 million ($8.2 million after tax) for note repurchase premiums.

  Amount for 2001 includes a net interest charge of $4.0 million ($2.8 million after tax) related to interest on the resolution of the transfer of pension assets and liabilities for a previous acquisition and divestiture.

  Includes additional interest charges for the write off of unamortized deferred financing fees related to the early extinguishment of debt as follows: 2003-$3.6 million ($2.5 million after tax); 2002-$15.4 million ($9.6 million after tax); 2001-$6.6 million ($4.1 million after tax); 1999-$1.2 million ($0.8 million after tax).

(d)
Amount for 2001 includes a $6.0 million charge to adjust tax liabilities in Italy as a result of recent legislation.

  Amount for 2000 includes a benefit of $9.3 million to adjust net income tax liabilities in Italy as a result of recent legislation.

(e)
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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of 2003 with 2002

Net Sales

        The Company's net sales by segment (dollars in millions) for 2003 and 2002 are presented in the following table. For further information, see Segment Information included in Note 20 to the Consolidated Financial Statements.

	2003	2002
Glass Containers	$4,182.9	$3,875.2
Plastics Packaging	1,876.1	1,765.2

Segment and consolidated net sales	$6,059.0	$5,640.4

        Consolidated net sales for 2003 increased $418.6 million, or 7.4%, to $6,059.0 million from $5,640.4 million for 2002.

        Net sales of the Glass Containers segment increased $307.7 million, or 7.9%, over 2002. In North America, a $22.1 million decrease in sales was primarily attributed to a 4.9% reduction in unit shipments. Overall cool and damp weather conditions in the United States and Canada during the spring and summer caused lower demand, principally for beer containers. The North American glass container business also had lower unit shipments of containers for food and beverages, principally juice and teas, as certain of these products continued to convert to plastic packaging. The effects of changing foreign currency exchange rates increased reported U.S. dollar sales of the segment's operations in Canada by approximately $19 million. The combined U.S. dollar sales of the segment's operations outside of North America increased $329.8 million over 2002. The effects of changing foreign currency exchange rates increased reported U.S. dollar sales of the segment's operations in Europe and the Asia Pacific region by approximately $253 million and decreased reported U.S. dollar sales of the segment's operations in South America by approximately $29 million. The increase was also partially attributed to a 7% increase in unit shipments and higher prices in the European businesses (principally in Italy and the United Kingdom), higher prices in South America and the Asia Pacific region, and increased unit shipments in Brazil. Overall unit shipments in the Asia Pacific region were about equal to unit shipments for 2002. These increases were partially offset by a less favorable sales mix in the Asia Pacific region and lower unit shipments throughout most of South America, excluding Brazil, and from the effects of a national strike in Venezuela that began in early December 2002 and ended in early 2003. The strike caused energy supply curtailments that forced the Company to temporarily idle its two plants in the country, adversely affecting net sales by approximately $20 million. The effects of the strike primarily impacted the first quarter of 2003.

        Net sales of the Plastics Packaging segment increased $110.9 million, or 6.3%, over 2002. Unit shipments increased by approximately 9.1% overall, led by increased shipments of plastic containers for health care and juices, and closures for beverages, food, juices and healthcare. These increases were offset by lower selling prices in most of the segment's businesses and the absence of sales from the closures assets divested in November of 2003. The effects of higher resin cost pass-throughs increased sales for 2003 by approximately $87 million compared with 2002. The effects of changing foreign currency exchange rates increased reported U.S. dollar sales of the segment's operations in Europe and the Asia Pacific region by approximately $35 million and decreased reported U.S. dollar sales of the segment's operations in South America by approximately $9 million.

EBIT

        The Company currently evaluates performance and allocates resources based on EBIT, excluding amounts related to certain items that management considers not representative of ongoing operations ("Segment EBIT").

        The Company's Segment EBIT results (dollars in millions) for 2003 and 2002 are presented in the following table. For further information, see Segment Information included in Note 20 to the Consolidated Financial Statements.

	2003	2002
Glass Containers	$658.8	$709.0
Plastics Packaging	171.3	258.2
Eliminations and other retained items	(86.6)	(78.0)

        Segment EBIT of the Glass Containers segment for 2003 decreased $50.2 million, or 7.1%, to $658.8 million, compared with Segment EBIT of $709.0 million for 2002. In North America, EBIT for 2003 decreased $107.7 million from 2002. The decrease resulted from higher energy costs of $45.5 million, lower pension income of approximately $32 million and lower unit shipments, particularly beer containers, resulting primarily from overall cool and damp weather conditions in the United States and Canada during the spring and summer, partially offset by higher unit pricing compared to 2002. The Company also took extended Thanksgiving and Christmas shutdowns at its U.S. factories to reduce inventory. The combined U.S. dollar EBIT of the segment's operations outside North America increased $57.5 million over 2002. The increase was attributed to increased unit shipments, improved productivity, and higher prices in the European businesses (principally in Italy and the United Kingdom), higher pricing in South America and the Asia Pacific region and increased shipments in Brazil. These increases were partially offset by increased energy costs totaling $34.9 million in Europe, South America and the Asia Pacific region, a less favorable sales mix in the Asia Pacific region, lower unit shipments throughout most of South America, except Brazil, and the effects of a national strike in Venezuela that began in early December 2002. The strike caused energy supply curtailments that forced the Company to temporarily idle its two plants in the country, adversely affecting EBIT by approximately $10 million. The effects of the strike primarily impacted the first quarter of 2003. In addition, the effects of changing foreign currency exchange rates increased reported U.S. dollar EBIT of the segment's operations in Europe and the Asia Pacific region by approximately $43 million and decreased reported U.S. dollar EBIT of the segment's operations in South America by approximately $6 million.

        Segment EBIT of the Plastics Packaging segment for 2003 decreased $86.9 million, or 33.6%, to $171.3 million compared to Segment EBIT of $258.2 million for 2002. Unit shipments increased by approximately 9.1% overall, led by increased shipments of plastic containers for health care and juices, and closures for beverages, food, juices and healthcare. However, the change in product mix and lower selling prices for most of the segment's businesses more than offset the effects of increased shipments. Other factors that unfavorably affected EBIT in 2003 compared to 2002 were: (1) reduced EBIT of $14.5 million for the segment's advanced technology systems business, as a major customer discontinued production in the U.S. and relocated that production to Singapore; (2) the write-off of $4.0 million of miscellaneous assets that were no longer being utilized and (3) lower pension income of approximately $8.8 million.

        Eliminations and other retained items for 2003 were $8.6 million higher than for 2002. The principal reasons for the higher costs were: (1) $4.6 million reduction in pension income; (2) the write-off of software initiatives that the Company decided not to pursue; and (3) accelerated amortization of certain information system assets scheduled for replacement in 2004.

        Consolidated EBIT for 2003 was a loss of $620.7 million and included the following: (1) charges of $720.0 million for goodwill impairment including $670.0 million for the write-down of goodwill in the consumer products reporting unit and $50.0 million for the write-down of an equity investment in a soda ash mining operation; (2) a charge of $450.0 million to increase the reserve for estimated future asbestos-related costs; (3) a charge of $43.0 million for the write-down of Plastics Packaging assets in the Asia Pacific region; (4) a loss of $41.3 million on the sale of certain closures assets; (5) a loss of $37.4 million from the sale of long-term notes receivable; and (6) capacity curtailment charges totaling $72.5 million which includes $28.5 million for the permanent closure of the Hayward, California glass container factory, $23.9 million for the shutdown of the Perth, Australia glass container factory and $20.1 million for the shutdown of the Milton, Ontario glass container factory. Consolidated EBIT for 2002 was $414.2 million and included a charge of $475.0 million to increase the reserve for estimated future asbestos-related costs. These items, which are all discussed further below, were excluded from Segment EBIT because management considered them not representative of ongoing operations.

Interest Expense

        Interest expense increased to $490.6 million in 2003 from $437.1 million in 2002. Interest expense for 2003 included charges of $13.2 million for note repurchase premiums and related write-off of unamortized finance fees and $3.6 million for the write-off of unamortized finance fees related to the reduction of available credit under the Company's previous bank credit agreement. Interest expense for 2002 included a charge of $15.4 million for early extinguishment of debt which was reclassified from extraordinary items as required by FAS No. 145. For more information, see Note 18 to the Consolidated Financial Statements. Exclusive of these items in both years, interest expense for 2003 was $52.1 million higher than in 2002. The higher interest expense in 2003 was mainly due to the issuance of fixed rate notes totaling $1.625 billion in 2002 and $900 million in May 2003. The proceeds from the notes were used to repay lower cost, variable rate debt borrowed under the Company's Secured Credit Agreement. Higher debt levels in 2003 also contributed to the increase. Lower interest rates in 2003 on the Company's remaining variable rate debt partially offset the increase.

Provision for Income Taxes

        Excluding the effects of the EBIT charges discussed above and the additional interest charges for early retirement of debt, the Company's effective tax rate for 2003 was 29.0%. Excluding the effects of the 2002 asbestos-related charge and the additional interest charges for the early retirement of debt, the Company's effective tax rate for 2002 was 30.1%. The lower effective tax rate in 2003 is principally due to a change in Italian tax laws, including a rate decrease that was enacted late in the fourth quarter of 2003.

Minority Share Owners' Interest in Earnings of Subsidiaries

        Minority share owners' interest in earnings of subsidiaries for 2003 was $25.8 million compared to $25.5 million for 2002.

Net Earnings

        For 2003, the Company recorded a net loss of $990.8 million compared to a net loss of $460.2 million for the year ended December 31, 2002. The aftertax effects of the items excluded from

Segment EBIT and the additional interest charges discussed above, increased or decreased net earnings in 2003 and 2002 as set forth in the following table (millions of dollars).

	Net Earnings
Description	Increase 2003	(Decrease) 2002
Impairment of goodwill and write-down of equity investment	$(720.0)	$—
Cumulative effect of the change in accounting for goodwill		(460.0)
Increase in the reserve for future asbestos related costs	(292.5)	(308.8)
Write-down of Plastics Packaging assets in the Asia Pacific region	(30.1)
Loss on the sale of long-term notes receivable	(37.4)
Loss on the sale of certain closures assets	(25.8)
Shutdown of the Milton, Ontario glass container factory	(19.5)
Shutdown of the Hayward, California glass container factory	(17.8)
Shutdown of the Perth, Australia glass container factory	(17.4)
Note repurchase premiums and write-off of finance fees	(10.7)	(9.6)

Total	$(1,171.2)	$(778.4)

Comparison of 2002 with 2001

Net Sales

        The Company's net sales by segment (dollars in millions) for 2002 and 2001 are presented in the following table. For further information, see Segment Information included in Note 20 to the Consolidated Financial Statements. Certain prior year amounts have been reclassified to conform to current year presentation.

	2002	2001
Glass Containers	$3,875.2	$3,572.3
Plastics Packaging	1,765.2	1,825.7
Other		4.5

Segment and consolidated net sales	$5,640.4	$5,402.5

        Consolidated net sales for 2002 increased $237.9 million, or 4.4%, to $5,640.4 million from $5,402.5 million in 2001.

        Net sales of the Glass Containers segment increased $302.9 million, or 8.5%, over 2001. In North America, the additional sales from the October 2001 acquisition of the Canadian glass container operations and increased shipments of containers for liquor and wine were partially offset by decreased shipments of containers for food, teas and juices. The combined U.S. dollar sales of the segment's other operations outside the U.S. increased 2.6% over the prior year. Increased shipments throughout most of the Asia Pacific region and portions of Europe were partially offset by the absence of the glass container operations in India, which were sold in 2001, and the effects of political and economic uncertainty in Venezuela. A national strike in Venezuela that began in early December 2002 caused energy supply curtailments that forced the Company to temporarily idle its two plants in the country, adversely affecting 2002 net sales by approximately $20 million. The effects of changing foreign currency exchange rates increased U.S. dollar sales of the segment's operations in Europe and the Asia Pacific region by approximately $90 million and decreased U.S. dollar sales of the segment's operations in South America by approximately $60 million.

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

EBIT

        The Company's Segment EBIT results (dollars in millions) for 2002 and 2001 are presented in the following table. For further information, see Segment Information included in Note 20 to the Consolidated Financial Statements.

	2002	2001
Glass Containers	$709.0	$627.1
Plastics Packaging	258.2	287.2
Other		0.2
Eliminations and other retained items	(78.0)	(57.9)

        Segment EBIT of the Glass Containers segment increased $81.9 million to $709.0 million, compared to $627.1 million in 2001. The combined U.S. dollar EBIT of the segment's operations outside the U.S. increased 7.7% over prior year. Increased shipments throughout most of the Asia Pacific region and portions of Europe and moderately improved pricing in Europe were partially offset by lower shipments in Brazil and Colombia, the national strike in Venezuela as discussed above and unfavorable currency translation rates throughout most of South America. In North America, EBIT increased 18% over 2001 principally as a result of the Canadian glass container operations acquired early in the fourth quarter of 2001, moderately improved pricing and product mix, increased shipments of containers for liquor and wine and the recognition of the remaining deferred income associated with the early termination of an energy supply agreement, partially offset by the conversion of certain food and beverage containers to plastic packaging.

        Segment EBIT of the Plastics Packaging segment decreased $29.0 million, or 10.1%, to $258.2 million compared to $287.2 million in 2001. Favorable effects included increased shipments of plastic containers for food, bottled water, juice and health care and closures for food, juice and other beverages as well as improved manufacturing performance. These favorable effects were more than offset by lower unit pricing in some product lines, a $4.1 million write down of inventories to net realizable value, and discontinued production for a major customer in the advanced technology systems business as the customer moved production from the U.S. to the Far East. The Company commissioned a new factory in the Far East to continue to supply this customer which became fully operational early in 2003. While the Company continues to supply this customer from the new facility, the margins on these products will be lower than in prior periods. The Plastics Packaging segment operates in a number of highly competitive markets and incurred significant pricing pressure during 2002 in some product lines which the Company expected to partially offset by increased unit volume, improved productivity and reduced costs.

        Eliminations and other retained items decreased $20.1 million from 2001 reflecting lower net financial services income due to the sale of the Company's Harbor Capital Advisors business in the second quarter of 2001 as well as higher information systems spending during the year.

        Consolidated EBIT for 2002 was $414.2 million and included a charge of $475.0 million to increase the reserve for estimated future asbestos related costs. Consolidated EBIT for 2001 was $1,074.3 million and included the following items: (1) a gain of $457.3 million related to the sale of the Harbor Capital Advisors business; (2) a $10.3 million gain from the sale of a minerals business in Australia; (3) a $2.8 million gain from the sale of the Company's label business; (4) a charge of $31.0 million related to the loss on the sale of the Company's facilities in India; (5) charges of

$30.9 million related to special employee benefit programs; (6) a charge of $8.5 million related to certain litigation contingencies; (7) restructuring and impairment charges of $90.0 million as discussed further below; and (8) goodwill amortization of $92.3 million. These items were excluded from Segment EBIT because management considered them not representative of ongoing operations.

Net Interest

        Interest expense, net of interest income, decreased $0.7 million from 2001. The effects of lower short-term variable interest rates were mostly offset by the first quarter 2002 issuance of $1.0 billion principal amount of 8 7/8% Senior Secured Notes due 2009 and the fourth quarter 2002 issuance of $625 million principal amount of 8 3/4% Senior Secured Notes due 2012. Proceeds from the 8 7/8% Senior Secured Notes due 2009 and the 8 3/4% Senior Secured Notes due 2012 were used to repay lower cost, variable rate debt borrowed under the original secured credit agreement. During 2002, the Company wrote off unamortized deferred finance fees related to indebtedness repaid prior to its scheduled maturity and recorded additional charges to interest expense of $15.4 million. During 2001, the Company wrote off unamortized deferred finance fees related to indebtedness repaid prior to its scheduled maturity and recorded an additional charge to interest expense of $6.6 million. Also affecting net interest for 2001 was a net interest charge of $4.0 million related to the resolution of the transfer of pension assets and liabilities for a previous acquisition and divestiture.

Provision for Income Taxes

        During 2001, the Company recorded a $6.0 million income tax charge to adjust liabilities in Italy as a result of legislation passed that year. Excluding goodwill amortization and the other items excluded from Segment EBIT, additional interest charges for the early retirement of debt, the net interest charge related to the resolution of the transfer of pension assets and liabilities for a previous acquisition and divestiture, and the Italian income tax charge, the Company's effective tax rate was 30.1% for 2002 compared to 30.3% for 2001.

Net Earnings

        For the year ended December 31, 2002, the Company recorded a net loss of $460.2 million compared to earnings of $356.6 million for 2001. The aftertax effects of the items excluded from Segment EBIT, as well as the additional interest charges and tax adjustment discussed above, increased or decreased net earnings in 2002 and 2001 as set forth in the following table (millions of dollars).

	Net Earnings Increase (Decrease)
Description
	2002	2001
Cumulative effect of the change in accounting for goodwill	$(460.0)	$—
Adjustment of the reserve for future asbestos related costs	(308.8)
Gain on the sale of the Harbor Capital Advisors business		284.4
Gain on the sale of the Company's label business and the sale of a minerals business in Australia		12.0
Restructuring and impairment charges		(70.2)
Loss on the sale of the Company's facilities in India		(31.0)
Special employee benefit programs		(19.4)
Charges to adjust net income tax liabilities in Italy		(6.0)
Charges related to certain contingencies		(5.3)
Write off unamortized deferred finance fees related to indebtedness repaid prior to its scheduled maturity	(9.6)	(4.1)
Net interest on the resolution of the transfer of pension assets and liabilities for a previous acquisition		(2.8)
Goodwill amortization		(92.3)

Total	$(778.4)	$65.3

Sale of Long-term Notes Receivable

        On July 11, 2003, the Company received payments totaling 100 million British pounds sterling (US$163.0 million) in connection with the sale to Ardagh Glass Limited of certain long-term notes receivable. The notes were received from Ardagh in 1999 by the Company's wholly-owned subsidiary, United Glass Limited, in connection with its sale of Rockware, a United Kingdom glass container manufacturer obtained in the 1998 acquisition of the worldwide glass and plastics packaging businesses of BTR plc. The notes were due in 2006 and interest had previously been paid in kind through periodic increases in outstanding principal balances. The proceeds from the sale of the notes were used to reduce outstanding borrowings under the Company's Secured Credit Agreement. The notes were sold at a discount of approximately 22.6 million British pounds sterling. The resulting loss of US$37.4 million (US$37.4 million after tax) was included in the results of operations of the second quarter of 2003.

Capacity Curtailments

        Over the last several years, the Company has significantly improved its overall worldwide glass container labor and machine productivity, as measured by output produced per man-hour. By applying its technology and worldwide best practices, the Company has been able to significantly increase the daily output of glass-forming machines. As a result of these increases in productivity, the Company has had to close glass plants in order to keep its capacity in balance with required production volumes.

        In August 2003, the Company announced the permanent closing of its Hayward, California glass container factory. Production at the factory was suspended in June following a major leak in its only glass furnace. As a result, the Company recorded a capacity curtailment charge of $28.5 million ($17.8 million after tax) in other costs and expenses in the results of operations for 2003.

        The closing of this factory resulted in the elimination of approximately 170 jobs and a corresponding reduction in the Company's workforce. The Company expects to save approximately $12 million per year by closing this factory and moving the production to other locations. The Company anticipates that it will pay out approximately $15 million in cash related to severance, benefits, lease commitments, plant clean-up, and other plant closing costs. The Company expects that a substantial portion of these costs will be paid out by the end of 2005.

        In November 2003, the Company announced the permanent closing of its Milton, Ontario glass container factory. The closing of this factory is part of the Company's previously announced capacity utilization review. This closing is part of an effort to bring capacity and inventory levels in line with anticipated demand. As a result, the Company recorded a capacity curtailment charge of $20.1 million ($19.5 million after tax) in other costs and expenses in the results of operations for 2003.

        The closing of this factory in November 2003 resulted in the elimination of approximately 150 jobs and a corresponding reduction in the Company's workforce. The Company eventually expects to save approximately $8.5 million per year by closing this factory and moving the production to other locations. The Company anticipates that it will pay out approximately $8.0 million in cash related to severance, benefits, plant clean-up, and other plant closing costs. The Company expects that the majority of these costs will be paid out by the end of 2005.

        In December 2003, the Company announced the permanent closing of its Perth, Australia glass container factory. The closing of this factory is part of the Company's previously announced capacity utilization review. This closing is part of an effort to reduce overall capacity in Australia and bring inventory levels in line with anticipated demand. The Perth plant's western location and small size contributed to the plant being a higher cost facility that was no longer economically feasible to operate. As a result, the Company recorded a capacity curtailment charge of $23.9 million ($17.4 million after tax) in other costs and expenses in the results of operations for 2003.

        The closing of this factory in December 2003 resulted in the elimination of approximately 107 jobs and a corresponding reduction in the Company's workforce. The Company expects to save approximately $9 million per year by closing this factory and eventually moving the production to other locations. The Company anticipates that it will pay out approximately $10 million in cash related to severance, benefits, plant clean-up, and other plant closing costs. The Company expects that the majority of these costs will be paid out by third quarter of 2004.

        The 2001 operating results included pretax charges of $90.0 million related to the following: (1) charges of $82.1 million principally related to a restructuring program and impairment at certain of the Company's international and domestic operations. The charge included the impairment of assets at the Company's affiliate in Puerto Rico and the consolidation of manufacturing capacity and the closing of a facility in Venezuela. The program also included consolidation of capacity at certain other international and domestic facilities in response to decisions about pricing and market strategy and (2) a charge of $7.9 million related to restructuring manufacturing capacity in the medical devices business. The Company substantially completed these restructuring programs during 2002. The cost savings from the 2001 restructuring program were not material.

Sale of Certain Closures Assets

        During the fourth quarter of 2003, the Company completed the sale of its assets related to the production of plastic trigger sprayers and finger pumps. Included in the sale were manufacturing facilities in Bridgeport, Connecticut and El Paso, Texas, in addition to related production assets at the Erie, Pennsylvania plant. As a result of the sale, the Company recorded a loss of $41.3 million ($25.8 million after tax) in the third and fourth quarters of 2003. The net cash proceeds from the sale of approximately $44 million, including liquidation of related working capital, were used to reduce debt.

        The Company's decision to sell its assets related to the production of plastic trigger sprayers and finger pumps is consistent with its objectives to improve liquidity and to focus on its core businesses.

Plastics Packaging Assets

        In August of 2003, the Company initiated a review of its Plastics Packaging assets in the Asia Pacific region. The review was completed during the fourth quarter of 2003. The Company used a combination of estimated divestment cash flows, which included bid prices from potential purchasers, and partial liquidation values for certain assets to determine the net realizable values of the assets. The Company compared the estimated net realizable values to the book values of the asset and determined that an asset impairment existed. As a result, the Company recorded a charge of $43.0 million ($30.1 million after tax) to write-down the assets to realizable values. Certain of the plastics businesses in the Asia Pacific region operate in highly competitive markets leading to reduced profit margins. In addition, the Company's PET container business has lost a significant amount of business in the past few years. The reduced business and overall excess capacity in the industry has caused a reduction in the overall value of the business. The Company has entered into an agreement to sell a significant portion of its Asia Pacific plastic business for approximately $60 million (excluding PET container operations). The sale of this business is subject to certain regulatory and other approvals.

Impairment of Goodwill and Write-down of Equity Investment

        During the fourth quarter of 2003, the Company completed its annual impairment testing and determined that an impairment existed in the goodwill of its consumer products reporting unit. The consumer products unit operates in a highly competitive and fragmented industry. During the course of 2003, a number of the product lines within this reporting unit experienced price reductions, principally as a result of the Company's strategy to preserve and expand market share. The reduced pricing, along with continued capital expenditures, caused the Company to lower its earnings and cash flow projections for the consumer products reporting unit for several years following the measurement date (October 1, 2003) resulting in an estimated fair value for the unit that was lower than its book value. Following a review of the valuation of the unit's identifiable assets, the Company recorded an impairment charge of $670.0 million to reduce the reported value of its goodwill.

        During the fourth quarter of 2003, the Company also determined that the value of its 25% investment in a North American soda ash mining operation was impaired and not likely to recover. Increasing global competition and recent development of foreign sources of soda ash have created significant excess capacity in that industry. The resulting competitive environment caused management of the soda ash mining operation to significantly lower its projections of earnings and cash flows. Following an evaluation of future estimated earnings and cash flows, the Company determined that its carrying value should be written down to estimated fair value and recorded a $50 million charge in the fourth quarter which substantially reduced the carrying value of this equity method investment.

Asbestos-Related Costs

        The charge for asbestos-related costs of $450.0 million ($292.5 million after tax), recorded in the fourth quarter of 2003, represented an increase in the accrued liability for estimated future asbestos-related costs. Following the completion of a comprehensive review of its asbestos-related liabilities and costs during the fourth quarter of 2003, the Company concluded that an increase in the accrued liability was required to provide for estimated indemnity payments and legal fees arising from asbestos personal injury lawsuits and claims pending and expected to be filed in the next several years.

        Asbestos-related cash payments for 2003 were $199.0 million, a reduction of $22.1 million, or 10%, from 2002. During 2003, the Company disposed of approximately 21,000 claims. Certain dispositions in 2003 and prior years have included deferred amounts payable over periods ranging up to seven years. Deferred amounts payable at December 31, 2003 were approximately $87 million compared with approximately $50 million at December 31, 2002. The Company anticipates that cash flows from operations and other sources will be sufficient to meet all asbestos-related obligations on a short-term and long-term basis.

        As of December 31, 2003, the number of asbestos-related claims pending against the Company was approximately 29,000, up from approximately 24,000 pending claims at December 31, 2002. In the second quarter of 2003, the Company received approximately 7,000 new filings in advance of the effective date of the recently-enacted Mississippi tort reform law. Approximately 60% of those filings are cases with exposure dates after the Company's 1958 exit from the business for which the Company takes the position that it has no liability.

        A former business unit of the Company produced a minor amount of specialized high-temperature insulation material containing asbestos from 1948 until 1958, when the business was sold. In line with its limited involvement with an asbestos-containing product and its exit from that business over 45 years ago, the Company will continue to work aggressively to minimize the number of incoming cases and will continue to limit payments to only those impaired claimants who were exposed to the Company's products and whose claims have merit under applicable state law. See Note 19 to the Consolidated Financial Statements for further information.

Pending Acquisition

        On February 18, 2004, the Company announced that it has entered into exclusive negotiations to acquire BSN Glasspack, S.A., the second largest glass container manufacturer in Europe, from Glasspack Participations, a company controlled by investment funds advised by CVC Capital Partners Europe.

        Total consideration for the acquisition would be approximately 1,160 million euros (US$1,460 million) in cash, including the assumption of approximately $590 million of debt. The Company is currently in negotiations with its lenders in order to amend the Secured Credit Agreement to allow additional borrowings to fund the balance of the total consideration and provide for seasonal working capital needs. BSN has successfully concluded consultations with the appropriate employee workers' councils in accordance with applicable labor laws. The acquisition would be subject to regulatory approval, with the closing expected in the second quarter of 2004.

        BSN owns and operates 19 plants located in France, Germany, the Netherlands and Spain, principally serving the wine and spirits, other beverages including beer, and specialty food industries. Based on 2003 sales, the acquisition of BSN would have increased the Company's glass container sales approximately 38%.

        After the acquisition is completed, the Company will have approximately $1.5 billion of additional debt outstanding and its interest expense will increase accordingly. However, the Company expects the transaction to be accretive to earnings and cash flow in the first year, before synergies.

Capital Resources and Liquidity

Current and Long-Term Debt

        The Company's total debt at December 31, 2003 was $5.43 billion, compared to $5.35 billion at December 31, 2002. The increase in the total debt from 2002 to 2003 was primarily the result of reduced cash provided by operating activities, principally working capital, as discussed further below.

        On June 13, 2003, the Company's subsidiary borrowers entered into an Amended and Restated Secured Credit Agreement (the "Agreement") which provides for up to $1.9 billion of borrowings. The Agreement consists of a $600 million revolving credit facility and a $460 million A term loan, each of which has a final maturity date of April 1, 2007, and an $840 million B term loan, which has a final maturity date of April 1, 2008. Proceeds from borrowings under the Agreement were used to repay all amounts outstanding under the Company's $1.9 billion previous credit agreement which had been scheduled to mature on March 31, 2004. At December 31, 2003, the Company had available credit totaling $1.9 billion under the Agreement, of which $438.1 million had not been utilized.

        During May 2003, a subsidiary of the Company issued Senior Secured Notes totaling $450 million and Senior Notes totaling $450 million. The notes bear interest at 7.75% and 8.25%, respectively, and are due May 15, 2011 and May 15, 2013, respectively. Both series of notes are guaranteed by substantially all of the Company's domestic subsidiaries. In addition, the assets of substantially all of the Company's domestic subsidiaries are pledged as security for the Senior Secured Notes. The indentures for the 7.75% Senior Secured Notes and the 8.25% Senior Notes have substantially the same restrictions as the previously issued 8.875% and 8.75% Senior Secured Notes. The issuing subsidiary used the net proceeds from the notes of approximately $880 million to purchase in a tender offer $263.5 million of the $300 million 7.85% Senior Notes due 2004 and repay borrowings under the previous credit agreement. Concurrently, available credit under the previous credit agreement was reduced to approximately $1.9 billion. As part of the issuance of these notes and the related tender offer, the Company recorded in the second quarter of 2003 additional interest charges of $13.2 million for note repurchase premiums and the related write-off of unamortized finance fees and $3.6 million for the write-off of unamortized finance fees related to the reduction of available credit under the previous credit agreement.

        The Senior Secured Notes totaling $2.075 billion and Senior Notes totaling $450 million that were issued during 2002 and 2003 were part of the Company's plan to improve financial flexibility by issuing long-term fixed rate debt. While this strategy extended the maturity of the Company's debt, long-term fixed rate debt increases the cost of borrowing compared to shorter term, variable rate debt.

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

Cash Flows

        For the year ended December 31, 2003, the Company paid $470.6 million in cash interest compared with $372.1 million for 2002. The increase in cash interest paid is due in part to the issuance of the Senior Secured and Senior Notes discussed above. The increase is also due to overall higher levels of debt. These increases were partially offset by lower overall interest rates on the Company's variable rate debt borrowed under the Agreement. The Company expects that the effects of additional higher cost fixed rate debt will add approximately $22 million to interest expense for full year of 2004 compared to the full year of 2003. As discussed further below, the Company has implemented an ongoing program to swap up to $1.2 billion of fixed rate debt into floating rate debt. The Company expects that this program will save approximately $26 million in cash interest paid during 2004. Following the expected acquisition of BSN, the Company's cash interest payments will increase substantially as a result of the additional borrowings and assumed debt. The amount of such additional payments will depend partially on future interest rates, however, based on rates in effect at the end of 2003, the Company expects cash interest payments to increase by approximately $75 million on an annual basis.

        Asbestos-related payments for 2003 decreased $22.1 million, or 10.0%, to $199.0 million, compared with $221.1 million for 2002. The Company expects that its total asbestos-related payments in 2004 will be moderately lower than 2003. Based on the Company's expectations regarding future payments for lawsuits and claims and also based on the Company's expected operating cash flow, the Company believes that the payment of any deferred amounts of previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits and claims associated with asbestos, will not have a material adverse effect upon the Company's liquidity on a short-term or long-term basis.

        For 2003, cash provided by operating activities was $353.1 million compared with $603.1 million for 2002. The decrease is due in part to an overall increase in working capital. The increase in working capital is partially due to an increase in inventories in domestic glass container operations partially due to lower shipments. Inventory levels in domestic plastic containers and the Australian glass container operations were also higher, as compared to the prior year. An increase in accounts receivable for certain European affiliates and for the Company's affiliate in Brazil was the result of increased sales. Cash flow in 2003 also lacks the benefit of a significant collection of past due accounts receivable from the Canadian acquisition which were collected in 2002. During 2004, the Company is continuing its focus on reducing inventory levels around the world and reducing accounts receivable balances by vigorously pursing past due receivables.

        For 2003, the Company's capital spending for additions to property, plant and equipment was $431.5 million compared with $496.0 million for 2002. The Company continues to focus on reducing capital spending and improving its return on capital invested by improving capital efficiency. The Company expects to reduce its capital spending on existing facilities during 2004 by limiting the number of expansion projects and only undertaking projects with relatively short payback periods.

        On July 11, 2003, the Company received payments totaling 100 million British pounds sterling (US$163.0 million) in connection with the sale to Ardagh Glass Limited of certain long-term notes receivable as discussed further above. The proceeds from the sale of the notes were used to reduce outstanding borrowings under the Agreement.

        For 2003, the Company received $66.7 million from divestitures and other asset sales compared with $39.0 million in 2002. Included in 2003 was approximately $50 million from the divestiture of certain closures assets as discussed above. The Company has retained advisors to conduct a strategic review of certain of its blow-molded plastics operations in North America, South America and Europe. The review may result in the divestiture of portions of this business that do not meet the Company's overall strategic plans.

        For 2003, the Company paid $44.5 million in finance fees related to the issuance of the Senior Secured and Senior Notes discussed above as well as the refinancing of the Agreement. The Company paid $27.7 million in 2002 for the issuance of Senior Secured Notes. During 2003, the Company also paid and expensed $13.2 million of tender offer premiums.

        For 2003, the Company paid $123.1 million related to debt hedging activity compared to $70.9 million in 2002. As discussed further below, the Company's strategy is to use currency and interest rate swaps to convert U.S. dollar borrowings by the Company's international subsidiaries, principally in Australia, into local currency borrowings. During 2003, as a result of the U.S. dollar's decline against several foreign currencies, including the Australian dollar and the Canadian dollar, the Company paid significant amounts to settle these swaps at their maturity. The increase from prior year is largely due to a significantly larger decline in the U.S. dollar against the foreign currencies.

Contractual Obligations and Off-Balance Sheet Arrangements

        The following information summarizes the Company's significant contractual cash obligations at December 31, 2003 (millions of dollars).

	Payments due by period
	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Contractual cash obligations:
Long-term debt	$5,394.0	$62.7	$428.9	$1,870.4	$3,032.0
Capital lease obligations	2.9	1.1	1.4	0.4
Operating leases	245.2	72.7	94.5	46.1	31.9
Pension benefit plan contributions	33.9	33.9
Postretirement benefit plan benefit payments	292.4	30.6	60.8	59.7	141.3

Total contractual cash obligations	$5,968.4	$201.0	$585.6	$1,976.6	$3,205.2

	Amount of commitment expiration per period
	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Other commercial commitments:
Standby letters of credit	$125.4	$125.4
Guarantees	9.0				$9.0

Total commercial commitments	$134.4	$125.4	$—	$—	$9.0

        At December 31, 2003 and 2002, the Company had no material off-balance sheet arrangements.

Critical Accounting Estimates

        The Company's analysis and discussion of its financial condition and results of operations are based upon its consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The Company evaluates these estimates and assumptions on an ongoing basis, including but not limited to those related to pension benefit plans, contingencies and litigation, goodwill, and deferred tax assets. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities and may not be readily apparent from other sources. Actual results, under conditions and circumstances different from those assumed, may differ from estimates. The impact and any associated risks related to estimates and assumptions are discussed within Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in the Notes to the Consolidated Financial Statements, if applicable, where estimates and assumptions affect the Company's reported and expected financial results.

        The Company believes that accounting for pension benefit plans, contingencies and litigation, goodwill, and deferred tax assets involves the more significant judgments and estimates used in the preparation of its consolidated financial statements.

Pension Benefit Plans

        Because of their historically well-funded status, the Company's principal defined benefit pension plans contributed pretax credits to earnings of approximately $29.9 million for 2003 and approximately $83.5 million for 2002. The 2003 decrease in pretax pension credits is attributed to several factors discussed below.

        The determination of pension obligations and the related pension credits involves significant estimates. The most significant estimates are the discount rate used to calculate the actuarial present value of benefit obligations and the expected long-term rate of return on assets used in calculating the pension credits for the year. The Company uses discount rates based on yields of highly rated fixed income debt securities at the end of the year. At December 31, 2003, the weighted average discount rate for all plans was 6.1%. The Company uses an expected long-term rate of return on assets that is based on both past performance of the various plans' assets and estimated future performance of the assets. Past performance of the Company's pension plan assets has been particularly volatile in the last four years. Investment returns exceeded 20% during 2003 but were negative in each of the years 2000-2002. The Company refers to average historical returns over longer periods (up to 10 years) in setting its rates of return because short-term fluctuations in market value do not reflect the rates of return the Company expects to achieve based upon its long-term investing strategy. For 2003, the Company reduced its assumed rate of return on pension assets to a weighted average expected long-term rate of approximately 8.7%, compared to 9.6% for the year ended December 31, 2002. The lower assumed rate, combined with a lower asset base, contributed to the lower pretax credits to earnings in 2003. Because of the amortization of previous losses and generally lower discount rates, the Company expects credits to earnings in 2004 to be less than $1.0 million, compared with credits to earnings of $29.9 million in 2003.

        Future effects on reported results of operations depend on economic conditions and investment performance. For example, a one-half percentage point change in the actuarial assumption regarding the expected return on assets would result in a change of approximately $16 million in pretax pension credits for the full year 2004. In addition, changes in external factors, including the fair values of plan assets and the discount rates used to calculate plan liabilities, could result in possible future balance sheet recognition of additional minimum pension liabilities.

        If the Accumulated Benefit Obligation ("ABO") of the Company's principal pension plans in the U.S. and Australia exceeds the fair value of their assets at the next measurement date of December 31, 2004, the Company will be required to write off the related prepaid pension asset and record a liability equal to the excess of the ABO over the fair value of the assets. The noncash charge would result in a decrease in the Accumulated Other Comprehensive Income component of share owners' equity that would significantly reduce net worth. Amounts related to the Company's U.S. and Australian plans as of December 31, 2003 are as follows (millions of dollars):

	U.S. Salary	U.S. Hourly	Australian Plans	Total
Fair value of assets	$796.2	$1,496.4	$97.3	$2,389.9
Accumulated benefit obligations	748.7	1,358.9	83.9	2,191.5

Excess	$47.5	$137.5	$13.4	$198.4

Prepaid pension asset	$354.5	$590.4	$22.2	$967.1

        Even if the fair values of the U.S. plans' assets are less than ABO at December 31, 2004, however, the Company believes it will not be required to make cash contributions to the U.S. plans for at least several years.

Contingencies and Litigation

        The Company believes that its ultimate asbestos-related liability (i.e., its indemnity payments or other claim disposition costs plus related legal fees) cannot be estimated with certainty. The Company's ability to reasonably estimate its liability has been significantly affected by the volatility of asbestos-related litigation in the United States, the expanding list of non-traditional defendants that have been sued in this litigation and found liable for substantial damage awards, the continued use of litigation screenings to generate new lawsuits, the large number of claims asserted or filed by parties who claim prior exposure to asbestos materials but have no present physical impairment as a result of such exposure, and the growing number of co-defendants that have filed for bankruptcy. The Company believes that the bankruptcies of additional co-defendants have resulted in an acceleration of the presentation and disposition of a number of claims, which would otherwise have been presented and disposed of over the next several years. The Company continues to monitor trends which may affect its ultimate liability and continues to analyze the developments and variables affecting or likely to affect the resolution of pending and future asbestos claims against the Company.

        The Company completed a comprehensive review of its asbestos-related liabilities and costs in connection with finalizing and reporting its results for 2003, and expects to conduct a comprehensive review annually thereafter, unless significant changes in trends or new developments warrant an earlier review. If the results of the annual comprehensive review indicate that the existing amount of the accrued liability is insufficient to cover its estimated costs, then the Company will record an appropriate charge to increase the accrued liability. Following the completion of its comprehensive review during the fourth quarter of 2003, the Company concluded that an increase in the accrued liability was required to provide for estimated indemnity payments and legal fees arising from asbestos personal injury lawsuits and claims pending and expected to be filed in the next several years. The resulting charge of $450 million ($292.5 million after tax) was reflected in the results of operations for the fourth quarter of 2003.

        The Company's estimates are based on a number of factors as described further in Note 19 to the Consolidated Financial Statements.

Goodwill

        As required by FAS No. 142, "Goodwill and Other Intangibles," the Company evaluates goodwill annually (or more frequently if impairment indicators arise) for impairment. The Company conducts its evaluation as of October 1 of each year. Goodwill impairment testing is performed using the business enterprise value ("BEV") of each reporting unit which is calculated as of a measurement date by determining the present value of debt-free, after tax future cash flows, discounted at the weighted average cost of capital of a hypothetical third-party buyer. This BEV is then compared to the book value of each reporting unit as of the measurement date to assess whether an impairment exists.

        During the fourth quarter of 2003, the Company completed its annual impairment testing and determined that an impairment existed in the goodwill of its consumer products reporting unit. The consumer products unit operates in a highly competitive and fragmented industry. During the course of 2003, a number of the product lines within this reporting unit experienced price reductions, principally as a result of the Company's strategy to preserve and expand market share. The reduced pricing, along with continued capital investment requirements, caused the Company to lower its earnings and cash flow projections for the consumer products reporting unit for several years following the measurement date, which resulted in a lower BEV. Following a review of the valuation of the unit's identifiable assets, the Company recorded an impairment charge of $670.0 million to reduce the reported value of its goodwill.

        During the fourth quarter of 2003, the Company also determined that the value of its 25% investment in a North American soda ash mining operation was impaired and not likely to recover. Increasing global competition and recent development of foreign sources of soda ash have created significant excess capacity in that industry. The resulting competitive environment caused management of the soda ash mining operation to significantly lower its projections of earnings and cash flows. Following an evaluation of future estimated earnings and cash flows, the Company determined that its carrying value should be written down to estimated fair value and recorded a $50 million charge in the fourth quarter which substantially reduced the carrying value of this equity method investment.

        If the Company's projected debt-free, after tax cash flows were substantially lower, or if the assumed weighted average cost of capital were substantially higher, the testing performed as of October 1, 2003, may have indicated an impairment of one or more of the Company's other reporting units and, as a result, the related goodwill would also have been written down. However, based on the

Company's testing as of that date, modest changes in the projected cash flows or cost of capital would not have created impairment in other reporting units. For example, if projected debt-free, after tax cash flows had been decreased by 5%, or alternatively if the weighted average cost of capital had been increased by 5%, the resulting lower BEV's would still have exceeded the book value of each reporting unit by a significant margin in all cases except for the Asia Pacific Glass reporting unit. Because the BEV for the Asia Pacific Glass reporting unit exceeded its book value by approximately 5%, the results of the impairment testing could be negatively affected by relatively modest changes in the assumptions and projections. At December 31, 2003, the goodwill of the Asia Pacific Glass reporting unit accounted for approximately $960 million of the Company's consolidated goodwill. The Company will monitor conditions throughout 2004 that might significantly affect the projections and variables used in the impairment test to determine if a review prior to October 1 may be appropriate. If the results of impairment testing confirm that a write down of goodwill is necessary, then the Company will record a charge in the fourth quarter of 2004, or earlier if appropriate. In the event the Company would be required to record a significant write down of goodwill, the charge would have a material adverse effect on reported results of operations and net worth.

Deferred Tax Assets

        FAS No. 109, "Accounting for Income Taxes," requires that a valuation allowance be recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are determined separately for each tax jurisdiction in which the company conducts its operations or otherwise incurs taxable income or losses. In the United States, the Company has recorded significant deferred tax assets, the largest of which relate to the accrued liability for asbestos-related costs that are not deductible until paid and to its net operating loss carryforwards. The deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relates to the prepaid pension balance. The Company has recorded a valuation allowance for its U.S. tax credit carryforwards, however, it has not recorded a valuation allowance for the balance of its net U.S. deferred tax assets. The Company believes that its projected taxable income in the U.S., along with a number of prudent and feasible tax planning strategies, will be sufficient to utilize the net operating losses prior to their expiration. If the Company is unable to generate sufficient income from its U.S. operations or implement the required tax planning strategies, or if the Company is required to eliminate deferred tax liabilities in connection with a write off of its pension balance, then a valuation allowance will have to be provided. It is not possible to estimate the amount of the adjustment that may be required, however, based on recorded deferred taxes at December 31, 2003, the related non-cash tax charge could range from approximately $90 million to $425 million. The Company will assess the need to provide a valuation allowance annually or more frequently, if necessary.

        Deferred tax assets and liabilities are calculated by applying existing statutory tax rates to the temporary differences between amounts reported in the financial statements and those reported in the tax return and to the pretax amount of loss carryforwards. During 2003, legislation was proposed in the U.S. that would, among other things, reduce the rate of tax on corporate income. If such legislation is enacted, the Company will be required to revalue its deferred tax assets and liabilities using lower rates. Because the deferred tax accounts are in a net asset position, the result would be a charge to earnings through an increase in the provision for taxes. Based on the Company's U.S. net deferred tax asset position at December 31, 2003, a 1% decrease in the corporate income tax rate would require an increase in the tax provision of approximately $1 million.

ITEM 7.(a).    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risks relating to the Company's operations result primarily from fluctuations in foreign currency exchange rates, changes in interest rates, and changes in commodity prices, principally natural gas. The Company uses certain derivative instruments to mitigate a portion of the risk associated with changing foreign currency exchange rates and fluctuating natural gas prices. In addition, the Company uses interest rate swap agreements to manage a portion of fixed and floating rate debt and to reduce interest expense.

Foreign Currency Exchange Rate Risk

        A substantial portion of the Company's operations consists of manufacturing and sales activities conducted by subsidiaries in foreign jurisdictions. The primary foreign markets served by the Company's subsidiaries are in Canada, Australia, South America (principally Colombia, Brazil and Venezuela), and Europe (principally Italy, the United Kingdom, and Poland). In general, revenues earned and costs incurred by the Company's major foreign affiliates are denominated in their respective local currencies. Consequently, the Company's reported financial results could be affected by factors such as changes in foreign currency exchange rates or highly inflationary economic conditions in the foreign markets in which the Company's subsidiaries operate. When the U.S. dollar strengthens against foreign currencies, the reported dollar value of local currency earnings generally decreases; when the U.S. dollar weakens against foreign currencies, the reported U.S. dollar value of local currency earnings generally increases. The Company does not have any significant foreign subsidiaries that are denominated in the U.S. dollar, however, if economic conditions in Venezuela continue to decline, the Company may have to adopt the U.S. dollar as its functional currency for its subsidiaries in that country.

        Subject to other business and tax considerations, the Company's strategy is to generally redeploy any subsidiary's available excess funds through intercompany loans to other subsidiaries for debt repayment, capital investment, or other cash requirements. Each intercompany loan is denominated in the lender's local currency and the borrower enters into a forward exchange contract which effectively swaps the intercompany loan and related interest to its local currency.

        Because the Company's subsidiaries operate within their local economic environment, the Company believes it is appropriate to finance those operations with local currency borrowings to the extent practicable where debt financing is required. Considerations which influence the amount of such borrowings include long- and short-term business plans, tax implications, and the availability of borrowings with acceptable interest rates and terms. In those countries where the local currency is the designated functional currency, this strategy mitigates the risk of reported losses or gains in the event the foreign currency strengthens or weakens against the U.S. dollar. In those countries where the U.S. dollar is the designated functional currency, however, local currency borrowings expose the Company to reported losses or gains in the event the foreign currency strengthens or weakens against the U.S. dollar.

        The Company's subsidiaries in Australia, Canada, the United Kingdom and several other European countries have also entered into short term forward exchange contracts which effectively swap additional intercompany and external borrowings at each subsidiary into its local currency.

        The Company's Secured Credit Agreement requires that all borrowings, other than borrowings under certain limited overdraft facilities, be denominated in U.S. dollars. As of December 31, 2003, the U.S. dollar amounts outstanding under the Agreement borrowed by the Company's foreign subsidiary in Australia were $460.0 million.

        A significant portion of the above Australian borrowings and the intercompany loans have been swapped into local currencies using currency swaps. The Company accounts for these swaps as fair value hedges. As a result, the changes in the value of the swaps are included in other expense and are expected to substantially offset any exchange rate gains or losses on the related U.S. dollar borrowings.

        During the second quarter of 2003, the Company's subsidiary in Australia entered into a number of agreements that swap a total of U.S. $666 million of borrowings into 1,050 million Australian dollars. These derivative instruments swap both the interest and principal from U.S. dollars to Australian dollars and also swap the interest rate from a U.S.-based rate to an Australian-based rate. These agreements have various maturity dates ranging from April 2004 through May 2005.

        The remaining portion of the Company's consolidated debt which was denominated in foreign currencies was not significant.

        The Company believes it does not have material foreign currency exchange rate risk related to local currency denominated financial instruments (i.e. cash, short-term investments, and long-term debt) of its subsidiaries outside the U.S.

Interest Rate Risk

        The Company's interest expense is most sensitive to changes in the general level of U.S. interest rates applicable to its U.S. dollar indebtedness.

        The following table provides information about the Company's significant interest rate risk at December 31, 2003.

	Amount	Fair value	Hedge value
	(Millions of dollars)
Variable rate debt:
Secured Credit Agreement, matures March 2007:
Term Loans, interest at a Eurodollar based rate plus 2.00%
A Term Loan	$460.0	$460.0
B Term Loan	840.0	840.0
Fixed rate debt:
Senior Secured Notes:
8.875%, due 2009	1,000.0	1,095.0
7.75%, due 2011	450.0	478.1
8.75%, due 2012	625.0	692.2
Senior Notes:
7.85%, due 2004	36.5	36.5
7.15%, due 2005	350.0	359.6
8.10%, due 2007	300.0	314.2	$301.3
7.35%, due 2008	250.0	255.6	248.8
8.25%, due 2013	450.0	478.1
Senior Debentures:
7.50%, due 2010	250.0	254.4	248.3
7.80%, due 2018	250.0	251.3

Interest Rate Swap Agreements

        In the fourth quarter of 2003, the Company entered into a series of interest rate swap agreements with a total notional amount of $700 million that mature from 2007 through 2010. The swaps were executed in order to: (i) convert a portion of the senior notes and senior debentures fixed-rate debt into floating-rate debt; (ii) maintain a capital structure containing appropriate amounts of fixed and floating-rate debt; and (iii) reduce net interest payments and expense in the near-term.

        The Company's fixed-to-variable interest rate swaps are accounted for as fair value hedges. Because the relevant terms of the swap agreements match the corresponding terms of the notes, there is no hedge ineffectiveness. Accordingly, as required by Statement of Financial Accounting Standards No. 133 the Company recorded the fair market values of the swaps as a net non-current liability of $1.6 millon along with a corresponding net decrease to the hedged debt.

        Under the swaps the Company receives fixed rate interest amounts (equal to interest on the corresponding hedged note) and pays interest at a six month U.S. LIBOR rate (set in arrears) plus a margin spread (see table below). The interest rate differential on each swap is recognized as an adjustment of interest expense over the term of the agreement.

        The following selected information relates to fair value swaps at December 31, 2003 (based on a projected U.S. LIBOR rate of 1.49%):

	Amount Hedged	Average Receive Rate	Average Spread	Asset (Liability) Recorded
	(dollars in millions)
Senior Notes due 2007	$200.0	8.10%	4.3%	$1.3
Senior Notes due 2008	250.0	7.35%	3.5%	(1.2)
Senior Debentures due 2010	250.0	7.50%	3.2%	(1.7)

Total	$700.0			$(1.6)

Commodity Risk

        The Company is exposed to fluctuations of various commodity prices, most significantly the changes in prices of natural gas. The Company purchases a significant amount of natural gas at nationally quoted market prices. The Company uses commodity futures contracts related to a portion of its forecasted natural gas requirements. The objective of these futures contracts is to limit the fluctuations in prices paid for natural gas and the potential volatility in earnings or cash flows from future market price movements. The Company continually evaluates the natural gas market with respect to its future usage requirements. The Company generally evaluates the natural gas market for the next twelve to eighteen months and continually enters into commodity futures contracts in order to hedge a portion of its usage requirements through the next twelve to eighteen months. At December 31, 2003, the Company had entered into commodity futures contracts for approximately 75% (approximately 18,000,000 MM BTUs) of its expected North American natural gas usage for the full year of 2004.

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

        The above futures contracts are accounted for as cash flow hedges at December 31, 2003. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting anticipated cash flows of the hedged transactions. For hedged forecasted transactions, hedge accounting will be discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses will be recorded to earnings immediately.

        At December 31, 2003, an unrealized net gain of $1.0 million, after tax of $0.5 million, related to these commodity futures contracts was included in OCI. There was no ineffectiveness recognized during the years ended December 31, 2003 and 2002.

Forward Looking Statements

        This document contains "forward looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Forward-looking statements reflect the Company's current expectations and projections about future events at the time, and thus involve uncertainty and risk. It is possible the Company's future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) the timing of the acquisition of BSN, (2) foreign currency fluctuations relative to the U.S. dollar, (3) changes in capital availability or cost, including interest rate fluctuations, (4) the general political, economic and competitive conditions in markets and countries where the Company has operations, including disruptions in the supply chain, competitive pricing pressures, inflation or deflation, and changes in tax rates and laws, (5) consumer preferences for alternative forms of packaging, (6) fluctuations in raw material and labor costs, (7) availability of raw materials, (8) costs and availability of energy, (9) transportation costs, (10) consolidation among competitors and customers, (11) the ability of the Company to integrate operations of acquired businesses and achieve expected synergies, (12) unanticipated expenditures with respect to environmental, safety and health laws, (13) the performance by customers of their obligations under purchase agreements, and (14) the timing and occurrence of events which are beyond the control of the Company, including events related to asbestos-related claims. It is not possible to foresee or identify all such factors. Any forward looking statements in this document are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. Forward-looking statements are not a guarantee of future performance and actual results or developments may differ materially from expectations. While the Company continually reviews trends and uncertainties affecting the Company's results of operations and financial condition, the Company does not intend to update any particular forward looking statements contained in this document.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Auditors	46
Consolidated Balance Sheets at December 31, 2003 and 2002	48-49
For the years ended December 31, 2003, 2002, and 2001:
Consolidated Results of Operations	47
Consolidated Share Owners' Equity	50-51
Consolidated Cash Flows	52
Notes to Consolidated Financial Statements	53-95
Selected Quarterly Financial Data	96-97

REPORT OF MANAGEMENT RESPONSIBILITIES

        The management of Owens-Illinois, Inc. is responsible for the fairness and accuracy of the consolidated financial statements. The statements have been prepared in accordance with accounting principles that are generally accepted in the United States, using management's best estimates and judgments where appropriate. The financial information throughout this Annual Report on Form 10-K is consistent with our consolidated financial statements.

        Management has established and relies on a system of internal controls that provides reasonable assurance that assets are adequately safeguarded and transactions are recorded accurately in all material respects, in accordance with management's authorization. We maintain an internal audit program that independently evaluates the adequacy and effectiveness of internal controls. Our internal controls provide for appropriate separation of duties and responsibilities, and there are written policies regarding the use of Company assets and proper financial reporting. These formally stated and regularly communicated policies demand highly ethical conduct from all employees. In addition, management continually monitors its internal control systems in response to changes in business conditions and operations.

        The Audit Committee of the Board of Directors, composed solely of directors who are not officers or employees of Owens-Illinois, Inc., meets regularly with corporate financial management, internal auditors and independent auditors to review internal control, auditing and financial reporting matters. The independent auditors, internal auditors and employees have full and free access to the Audit Committee at any time. The independent auditors have met periodically with the Committee, without the presence of management, to discuss the results of their audit work, the adequacy of internal financial controls, and the quality of financial reporting.

        The independent auditors, Ernst & Young LLP, were retained to audit our consolidated financial statements. Their report follows.

/s/ THOMAS L. YOUNG Thomas L. Young Co-Chief Executive Officer and Chief Financial Officer	/s/ TERRY L. WILKISON Terry L. Wilkison Co-Chief Executive Officer
/s/ EDWARD C. WHITE Edward C. White Senior Vice President Finance and Administration and Controller

January 26, 2004

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Share Owners
Owens-Illinois, Inc.

        We have audited the accompanying consolidated balance sheets of Owens-Illinois, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of results of operations, share owners' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15.(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens-Illinois, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 1 in the Notes to the Consolidated Financial Statements, in 2002 the Company changed its accounting for goodwill.

                      Ernst & Young LLP

Toledo, Ohio
January 26, 2004

OWENS-ILLINOIS, INC.
CONSOLIDATED RESULTS OF OPERATIONS

	Years ended December 31,
	2003	2002	2001
	Millions of dollars, except per share amounts
Revenues:
Net sales	$6,059.0	$5,640.4	$5,402.5
Royalties and net technical assistance	25.6	24.2	24.6
Equity earnings	27.1	27.0	19.4
Interest	20.6	24.1	26.9
Other	25.9	44.4	539.9

	6,158.2	5,760.1	6,013.3
Costs and expenses:
Manufacturing, shipping, and delivery	4,917.2	4,413.4	4,218.4
Research and development	47.6	41.1	41.2
Engineering	37.2	38.9	31.4
Selling and administrative	354.7	318.6	341.3
Interest	490.6	437.1	440.6
Other	1,401.6	509.8	279.8

	7,248.9	5,758.9	5,352.7

Earnings (loss) before items below	(1,090.7)	1.2	660.6
Provision (credit) for income taxes	(125.7)	(24.1)	283.9

	(965.0)	25.3	376.7
Minority share owners' interests in earnings of subsidiaries	25.8	25.5	20.1

Earnings (loss) before cumulative effect of accounting change	(990.8)	(0.2)	356.6
Cumulative effect of accounting change		(460.0)

Net earnings (loss)	$(990.8)	$(460.2)	$356.6

Basic earnings (loss) per share of common stock:
Earnings (loss) before cumulative effect of accounting change	$(6.89)	$(0.15)	$2.30
Cumulative effect of accounting change		(3.14)

Net earnings (loss)	$(6.89)	$(3.29)	$2.30

Diluted earnings (loss) per share of common stock:
Earnings (loss) before cumulative effect of accounting change	$(6.89)	$(0.15)	$2.30
Cumulative effect of accounting change		(3.14)

Net earnings (loss)	$(6.89)	$(3.29)	$2.30

See accompanying Notes to the Consolidated Financial Statements.

OWENS-ILLINOIS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	Millions of dollars
Assets
Current assets:
Cash, including time deposits of $85.2 ($38.6 in 2002)	$163.4	$126.4
Short-term investments	26.8	17.6
Receivables, less allowances of $52.0 ($62.5 in 2002) for losses and discounts	769.7	701.9
Inventories	1,010.1	893.5
Prepaid expenses	151.8	147.8

Total current assets	2,121.8	1,887.2
Other assets:
Equity investments	145.3	192.0
Repair parts inventories	201.0	196.2
Prepaid pension	967.1	925.5
Insurance receivable for asbestos-related costs	5.6	12.2
Deposits, receivables, and other assets	423.3	640.9
Goodwill	2,280.2	2,691.2

Total other assets	4,022.5	4,658.0
Property, plant, and equipment:
Land, at cost	172.6	167.0
Buildings and equipment, at cost:
Buildings and building equipment	927.8	838.1
Factory machinery and equipment	4,981.3	4,595.5
Transportation, office, and miscellaneous equipment	157.5	141.7
Construction in progress	172.5	235.9

	6,411.7	5,978.2
Less accumulated depreciation	3,024.7	2,654.1

Net property, plant, and equipment	3,387.0	3,324.1

Total assets	$9,531.3	$9,869.3

OWENS-ILLINOIS, INC.
CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
	2003	2002
	Millions of dollars, except per share amounts
Liabilities and Share Owners' Equity
Current liabilities:
Short-term loans	$28.6	$47.5
Accounts payable	541.5	514.2
Salaries and wages	117.4	119.1
U.S. and foreign income taxes	26.9	28.9
Current portion of asbestos-related liabilities	175.0	195.0
Other accrued liabilities	410.2	362.0
Long-term debt due within one year	63.8	30.7

Total current liabilities	1,363.4	1,297.4
Long-term debt	5,333.1	5,268.0
Deferred taxes	119.6	278.4
Nonpension postretirement benefits	284.8	291.5
Other liabilities	637.2	563.6
Asbestos-related liabilities	628.7	357.7
Commitments and contingencies
Minority share owners' interests	161.1	141.9
Share owners' equity:
Convertible preferred stock, par value $.01 per share, liquidation preference $50 per share, 9,050,000 shares authorized, issued and outstanding	452.5	452.5
Common stock, par value $.01 per share, 250,000,000 shares authorized, 160,768,191 shares issued and outstanding, less 12,914,262 treasury shares at December 31, 2003 (160,265,744 issued and outstanding, less 12,914,262 treasury shares at December 31, 2002)	1.6	1.6
Capital in excess of par value	2,229.3	2,224.9
Treasury stock, at cost	(247.6)	(247.6)
Retained earnings (deficit)	(1,189.3)	(177.0)
Accumulated other comprehensive income (loss)	(243.1)	(583.6)

Total share owners' equity	1,003.4	1,670.8

Total liabilities and share owners' equity	$9,531.3	$9,869.3

See accompanying Notes to the Consolidated Financial Statements.

OWENS-ILLINOIS, INC.
CONSOLIDATED SHARE OWNERS' EQUITY

	Years ended December 31,
	2003	2002	2001
	Millions of dollars
Convertible preferred stock
Balance at beginning of year	$452.5	$452.5	$452.5

Balance at end of year	452.5	452.5	452.5

Exchangeable preferred stock
Balance at beginning of year			3.4
Exchange of preferred stock for common stock			(3.4)

Balance at end of year	—	—	—

Common stock
Balance at beginning of year	1.6	1.6	1.6

Balance at end of year	1.6	1.6	1.6

Capital in excess of par value
Balance at beginning of year	2,224.9	2,217.3	2,205.1
Issuance of common stock	4.4	7.6	8.8
Exchange of preferred stock for common stock			3.4

Balance at end of year	2,229.3	2,224.9	2,217.3

Treasury stock
Balance at beginning of year	(247.6)	(248.0)	(242.8)
Reissuance of common stock		0.4
Repurchases of common stock			(5.2)

Balance at end of year	(247.6)	(247.6)	(248.0)

OWENS-ILLINOIS, INC.
CONSOLIDATED SHARE OWNERS' EQUITY (Continued)

	Years ended December 31,
	2003	2002	2001
	Millions of dollars, except per share amounts
Retained earnings (deficit)
Balance at beginning of year	(177.0)	304.7	(30.4)
Cash dividends on convertible preferred stock—$2.375 per share	(21.5)	(21.5)	(21.5)
Net earnings (loss)	(990.8)	(460.2)	356.6

Balance at end of year	(1,189.3)	(177.0)	304.7

Accumulated other comprehensive income (loss)
Balance at beginning of year	(583.6)	(576.3)	(506.4)
Foreign currency translation adjustments	361.0	79.5	(67.4)
Change in minimum pension liability, net of tax	(19.3)	(91.5)
Change in fair value of certain derivative instruments, net of tax	(1.2)	4.7	(2.5)

Balance at end of year	(243.1)	(583.6)	(576.3)

Total share owners' equity	$1,003.4	$1,670.8	$2,151.8

Total comprehensive income (loss)
Net earnings (loss)	$(990.8)	$(460.2)	$356.6
Foreign currency translation adjustments	361.0	79.5	(67.4)
Change in minimum pension liability, net of tax	(19.3)	(91.5)
Change in fair value of certain derivative instruments, net of tax	(1.2)	4.7	(2.5)

Total comprehensive income (loss)	$(650.3)	$(467.5)	$286.7

See accompanying Notes to the Consolidated Financial Statements.

OWENS-ILLINOIS, INC.

CONSOLIDATED CASH FLOWS

	Years ended December 31,
	2003	2002	2001
	Millions of dollars
Operating activities:
Earnings (loss) before cumulative effect of accounting change	$(990.8)	$(0.2)	$356.6
Non-cash charges (credits):
Depreciation	473.1	428.2	403.2
Amortization of deferred costs	52.1	52.5	140.5
Deferred tax provision (credit)	(182.6)	(94.6)	227.3
Impairment of goodwill and write-down of equity investment	720.0
Restructuring costs and writeoffs of certain assets	115.5		129.4
Loss on sale of long-term notes receivable	37.4
Loss on sale of certain closures assets	41.3
Gains on asset sales			(439.4)
Future asbestos-related costs	450.0	475.0
Other	(49.5)	(119.0)	(112.3)
Change in non-current operating assets	(12.6)	23.6	14.6
Asbestos-related payments	(199.0)	(221.1)	(245.9)
Asbestos-related insurance proceeds	6.6	24.8	163.7
Reduction of non-current liabilities	(13.4)	(8.4)	(30.0)
Change in components of working capital	(95.0)	42.3	(69.6)

Cash provided by operating activities	353.1	603.1	538.1
Investing activities:
Additions to property, plant and equipment	(431.5)	(496.0)	(531.9)
Acquisitions, net of cash acquired		(17.6)	(184.6)
Proceeds from sale of long-term notes receivable	163.0
Net cash proceeds from divestitures and other	66.7	39.0	605.3

Cash utilized in investing activities	(201.8)	(474.6)	(111.2)
Financing activities:
Additions to long-term debt	2,154.5	2,129.3	3,899.8
Repayments of long-term debt	(2,063.4)	(2,190.8)	(4,239.6)
Increase (decrease) in short-term loans	(28.0)	17.5	(44.4)
Net payments for debt-related hedging activity	(123.1)	(70.9)	(26.1)
Payment of finance fees and debt retirement costs	(44.5)	(27.7)	(62.1)
Convertible preferred stock dividends	(21.5)	(21.5)	(21.5)
Issuance of common stock	3.6	6.8	2.4
Treasury shares purchased			(5.2)

Cash utilized in financing activities	(122.4)	(157.3)	(496.7)
Effect of exchange rate fluctuations on cash	8.1	(0.4)	(4.3)

Increase (decrease) in cash	37.0	(29.2)	(74.1)
Cash at beginning of year	126.4	155.6	229.7

Cash at end of year	$163.4	$126.4	$155.6

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

        Nature of Operations    The Company is a leading manufacturer of glass container and plastics packaging products operating in two product segments. The Company's principal product lines in the Glass Containers product segment are glass containers for the food and beverage industries. Sales of the Glass Containers product segment were 69% of the Company's 2003 consolidated sales. The Company has glass container operations located in 19 countries, while the plastics packaging products operations are located in 12 countries. The principal markets and operations for the Company's glass products are in North America, Europe, South America, and Australia. The Company's principal product lines in the Plastics Packaging product segment include consumer products (blow molded containers, injection molded containers and closures and dispensing systems) and prescription containers. Major markets for the Company's plastics packaging products include the United States household and chemical products, personal care products, health care products, and food and beverage industries.

        Use of Estimates    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management of the Company to make estimates and assumptions that affect certain amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates, at which time the Company would revise its estimates accordingly. For further information on certain of the Company's significant estimates relative to contingent liabilities, see Note 19.

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

        Derivative Instruments    The Company uses interest rate swaps, currency swaps, and commodity futures contracts to manage risks generally associated with foreign exchange rate, interest rate and commodity market volatility. Derivative financial instruments are included on the balance sheet at fair value. All hedging instruments are designated and effective as hedges, in accordance with accounting principles generally accepted in the United States. If the underlying hedged transaction ceases to exist, all changes in fair value of the related derivatives that have not been settled are recognized in current earnings. The Company does not enter into derivative financial instruments for trading purposes and is not a party to leveraged derivatives. See Note 9 for additional information related to derivative instruments.

        Inventory Valuation    The Company values most U.S. inventories at the lower of last-in, first-out (LIFO) cost or market. Other inventories are valued at the lower of standard costs (which approximate average costs) or market.

        Goodwill    Goodwill represents the excess of cost over fair value of assets of businesses acquired. Through December 31, 2001, goodwill was being amortized over 40 years. In accordance with Statement of Financial Accounting Standards ("FAS") No. 142 (as described below in "New Accounting Standards"), goodwill is no longer being amortized, but is being evaluated annually, as of October 1, for impairment or more frequently if an impairment indicator exists.

        Intangible Assets and Other Long-Lived Assets    Intangible assets are amortized over the expected useful life of the asset. The Company evaluates the recoverability of intangible assets and other long-lived assets based on undiscounted projected cash flows, excluding interest and taxes, when factors indicate that impairment may exist. If impairment exists, the asset is written down to fair value.

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

        Foreign Currency Translation    The assets and liabilities of most subsidiaries and associates are translated at current exchange rates and any related translation adjustments are recorded directly in share owners' equity. For the year ended December 31, 2001, the Company's subsidiaries located in Venezuela operated in a "highly inflationary" economy. Therefore, certain assets of those subsidiaries were translated at historical exchange rates and all translation adjustments were reflected in the statements of Consolidated Results of Operations. During 2002, the subsidiaries in Venezuela were no longer considered operating in a "highly inflationary" economy. Assets and liabilities were translated at current exchange rates with any related translation adjustments being recorded directly to share owners' equity.

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

        Stock Options    The Company has three nonqualified stock option plans, which are described more fully in Note 13. The Company has adopted the disclosure-only provisions (intrinsic value method) of FAS No. 123, "Accounting for Stock-Based Compensation." All options have been granted at prices equal to the market price of the Company's common stock on the date granted. Accordingly, the Company recognizes no compensation expense related to the stock option plans.

        If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as allowed by FAS No. 123, pro forma net income (loss) and earnings (loss) per share would have been as follows:

	2003	2002	2001
Net income (loss):
As reported	$(990.8)	$(460.2)	$356.6
Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(6.4)	(9.1)	(8.9)

Pro forma	$(997.2)	$(469.3)	$347.7

Basic earnings (loss) per share:
As reported	$(6.89)	$(3.29)	$2.30
Pro forma	(6.93)	(3.35)	2.24
Diluted earnings (loss) per share:
As reported	(6.89)	(3.29)	2.30
Pro forma	(6.93)	(3.35)	2.24

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2003	2002	2001
Expected life of options	5 years	5 years	5 years
Expected stock price volatility	72.7%	71.5%	69.8%
Risk-free interest rate	3.1%	4.5%	4.9%
Expected dividend yield	0.0%	0.0%	0.0%

New Accounting Standards

        FAS No. 132 (Revised). In December 2003, the Financial Accounting Standards Board issued FAS No. 132 (Revised) "Employers' Disclosure about Pensions and Other Postretirement Benefits". The revised statement requires additional disclosures to those in the original FAS No. 132 about the assets, obligations, cash flows, and net periodic benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Except for certain disclosures for foreign pension plans and for benefit obligations, FAS No. 132 (Revised) was effective for financial statements with fiscal years ending after December 15, 2003 and has been adopted by the Company.

        FAS No. 142. On January 1, 2002, the Company adopted FAS No. 142, "Goodwill and Other Intangible Assets". As required by FAS No. 142, Goodwill is no longer being amortized, but is being evaluated annually as of October 1, for impairment or more frequently if an impairment indicator exists.

        The following earnings and earnings per share data for 2001 have been presented on an adjusted basis to eliminate goodwill amortization of $92.3 million, or $0.64 per share for 2001 as required by FAS No. 142. The earnings and earnings per share data for 2003 and 2002 have been presented to provide comparative data to the 2001 adjusted earnings and earning per share data.

	2003	2002	2001
	(Actual)	(Actual)	(Adjusted)
Earnings (loss) before cumulative effect of accounting change	$(990.8)	$(0.2)	$448.9
Per share—basic	(6.89)	(0.15)	2.94
Per share—diluted	(6.89)	(0.15)	2.94
Net earnings (loss)	$(990.8)	$(460.2)	$448.9
Per share—basic	(6.89)	(3.29)	2.94
Per share—diluted	(6.89)	(3.29)	2.94

        FAS No. 145. In April 2002, the FASB issued FAS No. 145, "Rescission of FASB Statements No. 4, No. 44, and No. 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other things, FAS No. 145 requires gains and losses from early extinguishment of debt to be included in income from continuing operations instead of being classified as extraordinary items as previously required by generally accepted accounting principles. FAS No. 145 is effective for fiscal years beginning after May 15, 2002 and was adopted by the Company on January 1, 2003. Any gain or loss on early extinguishment of debt that was classified as an extraordinary item in periods prior to adoption must be reclassified into income from continuing operations. The Company has reclassified $9.6 million and $4.1 million of extraordinary charges for 2002 and 2001, respectively. Interest expense was increased by $15.4 million and $6.6 million and the provision for income taxes was decreased by $5.8 million and $2.5 million for 2002 and 2001, respectively.

        FIN 46 (Revised). In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 sets forth the criteria used in determining whether an investment in a variable interest entity ("VIE") should be consolidated and is based on the general premise that a company that controls another entity through interests other than voting interests should consolidate the controlled entity. FIN No. 46 is effective at the end of periods ending after December 15, 2003 for companies that have interest in structures that are commonly referred to as special-purpose entities. FIN No. 46 is effective for all other types of variable interest entities for periods ending after March 15, 2004. The Company does not have an interest in any structure that would be considered a special-purpose entity and therefore, FIN No. 46 will be adopted by the

Company on March 31, 2004. Adoption of this interpretation is not expected to have a material impact on the Company's results of operations or financial position.

2.    Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	Years ended December 31,
	2003	2002	2001
Numerator:
Earnings (loss) before cumulative effect of accounting change	$(990.8)	$(0.2)	$356.6
Preferred stock dividends:
Convertible	(21.5)	(21.5)	(21.5)
Exchangeable

Numerator for basic earnings (loss) per share—income (loss) available to common share owners	$(1,012.3)	$(21.7)	$335.1

Denominator:
Denominator for basic earnings (loss) per share—weighted average shares outstanding	146,913,819	146,615,931	145,456,118
Effect of dilutive securities:
Stock options and other			199,284
Exchangeable preferred stock			5,200

Dilutive potential common shares			204,484
Denominator for diluted earnings (loss) per share—adjusted weighted average shares and assumed exchanges of preferred stock for common stock	146,913,819	146,615,931	145,660,602

Basic earnings (loss) per share	$(6.89)	$(0.15)	$2.30

Diluted earnings (loss) per share	$(6.89)	$(0.15)	$2.30

        See Note 12 for additional information on Convertible Preferred Stock.

        The convertible preferred stock was not included in the computation of 2001 diluted earnings per share since the result would have been antidilutive. Options to purchase 7,776,942 weighted average shares of common stock which were outstanding during 2001 were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. For the years ended December 31, 2003 and 2002, diluted earnings per share of common stock is equal to basic earnings per share of common stock due to the net loss.

3.    Changes in Components of Working Capital Related to Operations

        Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

	2003	2002	2001
Decrease (increase) in current assets:
Short-term investments	$(9.1)	$(1.1)	$3.2
Receivables	13.7	34.8	(0.2)
Inventories	(23.7)	(70.4)	43.2
Prepaid expenses	2.0	(13.9)	3.4
Increase (decrease) in current liabilities:
Accounts payable	(13.3)	56.0	(36.1)
Accrued liabilities	(77.1)	20.6	(54.7)
Salaries and wages	(15.1)	2.8	12.6
U.S. and foreign income taxes	27.6	13.5	(41.0)

	$(95.0)	$42.3	$(69.6)

4.    Inventories

        Major classes of inventory are as follows:

	2003	2002
Finished goods	$789.4	$684.9
Work in process	9.1	7.4
Raw materials	137.9	133.2
Operating supplies	73.7	68.0

	$1,010.1	$893.5

        If the inventories which are valued on the LIFO method had been valued at standard costs, which approximate current costs, consolidated inventories would be higher than reported by $24.8 million and $17.8 million at December 31, 2003 and 2002, respectively.

        Inventories which are valued at the lower of standard costs (which approximate average costs) or market at December 31, 2003 and 2002 were approximately $649.2 million and $532.4 million, respectively.

5.    Equity Investments

        Summarized information pertaining to the Company's equity associates follows:

	2003	2002
At end of year:
Equity in undistributed earnings:
Foreign	$95.4	$94.2
Domestic	13.9	17.6

Total	$109.3	$111.8

Equity in cumulative translation adjustment	$(38.2)	$(51.3)

	2003	2002	2001
For the year:
Equity in earnings:
Foreign	$9.9	$9.5	$7.8
Domestic	17.2	17.5	11.6

Total	$27.1	$27.0	$19.4

Dividends received	$31.1	$29.2	$18.2

6.    Long-Term Debt

        The following table summarizes the long-term debt of the Company at December 31, 2003 and 2002:

	2003	2002
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$1,825.0
Term Loans:
A Term Loan	460.0
B Term Loan	840.0
Senior Secured Notes:
8.875%, due 2009	1,000.0	1,000.0
7.75%, due 2011	450.0
8.75%, due 2012	625.0	625.0
Senior Notes:
7.85%, due 2004	36.5	300.0
7.15%, due 2005	350.0	350.0
8.10%, due 2007	301.3	300.0
7.35%, due 2008	248.8	250.0
8.25%, due 2013	450.0
Senior Debentures:
7.50%, due 2010	248.3	250.0
7.80%, due 2018	250.0	250.0
Other	137.0	148.7

	5,396.9	5,298.7
Less amounts due within one year	63.8	30.7

Long-term debt	$5,333.1	$5,268.0

        On June 13, 2003, the Company's subsidiary borrowers entered into an Amended and Restated Secured Credit Agreement (the "Agreement") which provides for up to $1.9 billion of credit. The Agreement consists of a $600 million revolving credit facility and a $460 million A term loan, each of which has a final maturity date of April 1, 2007, and an $840 million B term loan, which has a final maturity date of April 1, 2008. Proceeds from borrowings under the Agreement were used to repay all amounts outstanding under the Company's $1.9 billion previous credit agreement which had been scheduled to mature on March 31, 2004.

        At December 31, 2003, the Company's subsidiary borrowers had unused credit of $438.1 million available under the Agreement.

        The interest rate on borrowings under the Revolving Credit Facility is, at the borrower's option, the Base Rate or a reserve adjusted Eurodollar rate. The interest rate on borrowings under the Revolving Credit Facility also includes a margin linked to the Company's Consolidated Leverage Ratio, as defined in the Agreement. The margin is limited to ranges of 1.75% to 2.00% for Eurodollar loans and .75% to 1.00% for Base Rate loans. The interest rate on Overdraft Account loans is the Base Rate minus .50%. The weighted average interest rate on borrowings outstanding under the Agreement at December 31, 2003 was 3.94%. Including the effects of cross-currency swap agreements related to borrowings under the Agreement by the Company's Australian and Canadian subsidiaries, as discussed in Note 9, the weighted average interest rate was 6.78%. While no compensating balances are required by the Agreement, the Borrowers must pay a facility fee on the Revolving Credit Facility commitments of .50%.

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

        Annual maturities for all of the Company's long-term debt through 2008 are as follows: 2004, $63.8 million; 2005, $410.0 million; 2006, $20.3 million; 2007, $776.4 million; and 2008, $1,094.4 million.

        Interest paid in cash aggregated $458.8 million for 2003, $372.1 million for 2002, and $424.7 million for 2001.

        Fair values at December 31, 2003, of the Company's significant fixed rate debt obligations are as follows:

	Principal Amount (millions of dollars)	Indicated Market Price	Fair Value (millions of dollars)	Hedge Value (millions of dollars)
Senior Secured Notes:
8.875%, due 2009	$1,000.0	$109.50	$1,095.0
7.75%, due 2011	450.0	106.25	478.1
8.75%, due 2012	625.0	110.75	692.2
Senior Notes:
7.85%, due 2004	36.5	100.00	36.5
7.15%, due 2005	350.0	102.75	359.6
8.10%, due 2007	300.0	104.75	314.2	$301.3
7.35%, due 2008	250.0	102.25	255.6	248.8
8.25%, due 2013	450.0	106.25	478.1
Senior Debentures:
7.50%, due 2010	250.0	101.75	254.4	248.3
7.80%, due 2018	250.0	100.50	251.3

7.    Operating Leases

        Rent expense attributable to all warehouse, office buildings and equipment operating leases was $102.4 million in 2003, $90.2 million in 2002, and $87.0 million in 2001. Minimum future rentals under operating leases are as follows: 2004, $72.7 million; 2005, $53.4 million; 2006, $41.1 million; 2007, $29.0 million; and 2008, $17.1 million; and 2009 and thereafter, $31.9 million.

8.    Foreign Currency Translation

        Aggregate foreign currency exchange gains included in other costs and expenses were $2.2 million in 2003, $2.0 million in 2002, and $2.6 million in 2001.

9.    Derivative Instruments

        The terms of the Amended and Restated Secured Credit Agreement require that borrowings under the Agreement be denominated in U.S. dollars. In order to manage the exposure to fluctuating foreign exchange rates created by U.S. dollar borrowings by the Company's international subsidiaries, certain subsidiaries have entered into currency swaps for the principal amount of their borrowings under the Agreement and for their interest payments due under the Agreement.

        During the second quarter of 2003, the Company's subsidiary in Australia entered into a number of agreements that swap a total of U.S. $666 million of borrowings into 1,050 million Australian dollars. These derivative instruments swap both the interest and principal from U.S. dollars to Australian dollars and also swap the interest rate from a U.S.-based rate to an Australian-based rate. These agreements have various maturity dates ranging from April 2004 through May 2005.

        The Company's subsidiaries in Australia, Canada, the United Kingdom and several other European countries have also entered into short term forward exchange contracts which effectively swap additional intercompany and external borrowings by each subsidiary into its local currency. These contracts swap both the interest and principal amount of borrowings in excess of amounts covered by the swap contracts described above.

        The Company recognizes the above derivatives on the balance sheet at fair value, and the Company accounts for them as fair value hedges. Accordingly, the changes in the value of the swaps are recognized in current earnings and are expected to substantially offset any exchange rate gains or losses on the related U.S. dollar borrowings. For year ended December 31, 2003, the amount not offset was immaterial.

        In the fourth quarter of 2003, the Company entered into a series of interest rate swap agreements with a total notional amount of $700 million that mature from 2007 through 2010. The swaps were executed in order to: (i) convert a portion of the senior notes and senior debentures fixed-rate debt into floating-rate debt; (ii) maintain a capital structure containing appropriate amounts of fixed and floating-rate debt; and (iii) reduce net interest payments and expense in the near-term.

        The Company's fixed-to-variable interest rate swaps are accounted for as fair value hedges. Because the relevant terms of the swap agreements match the corresponding terms of the notes, there is no hedge ineffectiveness. Accordingly, as required by FAS No. 133 the Company recorded the fair market values of the swaps as a net other long-term liability along with a corresponding net decrease to the hedged debt.

        Under the swaps the Company receives fixed rate interest amounts (equal to interest on the corresponding note hedged) and pays interest at a six month U.S. LIBOR rate (set in arrears) plus a margin spread (see table below). The interest rate differential on each swap is recognized as an adjustment of interest expense over the term of the agreement.

        The following selected information relates to fair value swaps at December 31, 2003 (based on a projected U.S. LIBOR rate of 1.49%):

	Amount Hedged	Average Receive Rate	Average Spread	Asset (Liability) Recorded
Senior Notes due 2007	$200.0	8.10%	4.3%	$1.3
Senior Notes due 2008	250.0	7.35%	3.5%	(1.2)
Senior Debentures due 2010	250.0	7.50%	3.2%	(1.7)

Total	$700.0			$(1.6)

        The Company also uses commodity futures contracts related to forecasted natural gas requirements. The objective of these futures contracts is to limit the fluctuations in prices paid for natural gas and the potential volatility in earnings or cash flows from future market price movements. The Company continually evaluates the natural gas market with respect to its future usage requirements. The Company generally evaluates the natural gas market for the next twelve to eighteen months and continually enters into commodity futures contracts in order to hedge a portion of its usage requirements through the next twelve to eighteen months. At December 31, 2003, the Company had entered into commodity futures contracts for approximately 75% (approximately 18,000,000 MM BTUs) of its expected North American natural gas usage for the full year of 2004.

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

        The above futures contracts are accounted for as cash flow hedges at December 31, 2003. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting anticipated cash flows of the hedged transactions. For hedged forecasted transactions, hedge accounting will be discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses will be recorded to earnings immediately.

        At December 31, 2003, an unrealized net gain of $1.0 million, after tax of $0.5 million, related to these commodity futures contracts was included in OCI. There was no ineffectiveness recognized during the years ended December 31, 2003 and 2002.

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

        The following table lists the beginning balance, yearly activity and ending balance of each component of accumulated other comprehensive income (loss):

	Net Effect of Exchange Rate Fluctuations	Deferred Tax Effect for Translation of Equity Investment	Change in Minimum Pension Liability (net of tax)	Change in Certain Derivative Instruments (net of tax)	Total Accumulated Comprehensive Income (Loss)
Balance on January 1, 2001	$(530.8)	$24.4	$—	$—	$(506.4)
2001 Change	(70.0)	2.6		(2.5)	(69.9)

Balance on December 31, 2001	(600.8)	27.0		(2.5)	(576.3)
2002 Change	80.5	(1.0)	(91.5)	4.7	(7.3)

Balance on December 31, 2002	(520.3)	26.0	(91.5)	2.2	(583.6)
2003 Change	365.6	(4.6)	(19.3)	(1.2)	340.5

Balance on December 31, 2003	$(154.7)	$21.4	$(110.8)	$1.0	$(243.1)

        The change in minimum pension liability for 2002 and 2003 was net of tax of $39.2 million and $1.4 million, respectively. The change in minimum pension liability for 2003 included $10.1 million ($14.7 million pretax) of translation effect on the minimum pension liability recorded in 2002.

        The change in certain derivative instruments for 2001, 2002 and 2003 was net of tax of $1.3 million, $2.5 million, and $0.7 million, respectively.

11.    Income Taxes

        Deferred income taxes reflect: (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (2) carryovers and credits for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows:

	2003	2002
Deferred tax assets:
Accrued postretirement benefits	$99.6	$88.2
Asbestos-related liabilities	281.3	193.4
Tax loss carryovers	341.9	156.9
Alternative minimum tax credits	22.7	23.6
Other, principally accrued liabilities	211.0	149.1

Total deferred tax assets	956.5	611.2
Deferred tax liabilities:
Property, plant and equipment	342.9	334.1
Prepaid pension costs	291.4	299.9
Insurance for asbestos-related costs	2.0	4.3
Inventory	30.5	30.1
Other	118.3	107.9

Total deferred tax liabilities	785.1	776.3
Valuation allowance	(137.4)

Net deferred tax assets (liabilities)	$34.0	$(165.1)

        Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2003 and 2002 as follows:

	2003	2002
Prepaid expenses	$112.3	$113.3
Deposits, receivables, and other assets	41.3
Deferred tax liability	(119.6)	(278.4)

Net deferred tax assets (liabilities)	$34.0	$(165.1)

        The provision (benefit) for income taxes consists of the following (certain amounts from prior years have been reclassified to conform to current year presentation):

	2003	2002	2001
Current:
U.S. Federal	$—	$—	$8.0
State	1.6	1.4	19.4
Foreign	55.3	74.9	31.7

	56.9	76.3	59.1

Deferred:
U.S. Federal	(174.7)	(98.2)	189.7
State	(6.1)	8.7	1.2
Foreign	(1.8)	(10.9)	33.9

	(182.6)	(100.4)	224.8

Total:
U.S. Federal	(174.7)	(98.2)	197.7
State	(4.5)	10.1	20.6
Foreign	53.5	64.0	65.6

	$(125.7)	$(24.1)	$283.9

        The provision for income taxes was calculated based on the following components of earnings (loss) before income taxes (certain amounts from prior years have been reclassified to conform to current year presentation):

	2003	2002	2001
Domestic	$(1,287.8)	$(288.8)	$510.2
Foreign	197.1	290.0	150.4

	$(1,090.7)	$1.2	$660.6

        Income taxes paid (received) in cash were as follows:

	2003	2002	2001
Domestic	$1.4	$(9.0)	$8.1
Foreign	51.1	51.2	52.1

	$52.5	$42.2	$60.2

        A reconciliation of the provision (benefit) for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows (certain amounts from prior years have been reclassified to conform to current year presentation):

	2003	2002	2001
Pretax earnings at statutory U.S. Federal tax rate	$(381.7)	$0.4	$231.2
Increase (decrease) in provision for income taxes due to:
Amortization of goodwill			31.5
Impairment of goodwill and write-down of equity investment	252.0
State taxes, net of federal benefit	(2.9)	5.3	12.7
International rate differences	(12.9)	(24.8)	(2.7)
Ardagh note	11.1
Adjustment for non-U.S. tax law changes	(9.1)	(5.7)	5.8
Other items	17.8	0.7	5.4

Provision (credit) for income taxes	$(125.7)	$(24.1)	$283.9

Effective tax rate	11.5%	-1954.7%	43.0%

        At December 31, 2003, the Company had unused net operating losses and research tax credits expiring from 2007 to 2024.

        The Company also has unused alternative minimum tax credits which do not expire and which will be available to offset future U.S. Federal income tax.

        At December 31, 2003, the Company's equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $642.3 million. It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed.

        In 2003, the Company entered into an agreement with the trustee of an insolvent Canadian entity. At the conclusion of its insolvency proceedings, the entity was merged with the Company's Canadian operating subsidiary, thereby establishing a loss that can be carried forward and applied against future taxable earnings of the Company's Canadian manufacturing operations. Based on its historical and projected taxable earnings in Canada, the Company provided a valuation allowance for the net deferred tax assets in Canada, including the tax loss carryforwards. The Company presently intends to reverse a portion of the valuation allowance each year related to loss carryforwards that are utilized during the year.

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

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions described in the accounting policies note on stock options.

        Stock option activity is as follows:

Stock option activity is as follows:	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding at January 1, 2001	7,870,439	$23.76
Granted	1,728,800	5.69	$3.50
Cancelled	(178,950)	20.29

Options outstanding at December 31, 2001	9,420,289	20.51
Granted	1,116,311	10.44	$6.49
Exercised	(605,480)	7.54
Cancelled	(83,265)	22.04

Options outstanding at December 31, 2002	9,847,855	20.15
Granted	930,800	9.98	$6.15
Exercised	(182,955)	6.85
Cancelled	(198,284)	20.66

Options outstanding at December 31, 2003	10,397,416	$19.46

Options exercisable at:
December 31, 2003	5,030,410	$19.51
December 31, 2002	3,691,381	$13.39
December 31, 2001	1,848,826	$15.96

Shares available for option grant at:
December 31, 2003	5,083,627
December 31, 2002	6,164,635
December 31, 2001	1,544,841

The following table summarizes significant option groups outstanding at December 31, 2003, and related weighted average price and life information:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$5.69 to $16.98	6,131,989	6.1	$10.91	3,166,118	$10.30
$23.94 to $31.63	2,647,060	4.6	$26.94	1,035,700	$31.61
$34.88 to $41.50	1,618,367	4.4	$39.65	828,592	$39.60

	10,397,416			5,030,410

14.    Pension Benefit Plans

        Net credits to results of operations for all of the Company's pension plans and certain deferred compensation arrangements amounted to $17.8 million in 2003, $72.5 million in 2002, and $83.4 million in 2001.

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

        The Company's defined benefit pension plans in the United States, the United Kingdom, Australia, and Canada use a December 31 measurement date.

        The changes in the pension benefit obligations for the year were as follows (certain amounts from prior year have been reclassified to conform to current year presentation):

	2003	2002
Obligations at beginning of year	$2,752.4	$2,520.6
Change in benefit obligations:
Service cost	48.8	38.8
Interest cost	179.1	172.4
Actuarial loss, including effect of changing discount rates	211.4	165.3
Participant contributions	5.1	3.6
Benefit payments	(219.4)	(197.7)
Plan amendments	0.7	7.1
Foreign currency translation	110.6	41.5
Other	1.3	0.8

Net increase in benefit obligations	337.6	231.8

Obligations at end of year	$3,090.0	$2,752.4

        The changes in the fair value of the pension plans' assets for the year were as follows:

	2003	2002
Fair value at beginning of year	$2,483.9	$2,744.0
Change in fair value:
Actual gain (loss) on plan assets	483.2	(113.7)
Benefit payments	(219.4)	(197.7)
Employer contributions	35.1	14.7
Participant contributions	5.1	3.6
Foreign currency translation	82.0	33.2
Other		(0.2)

Net increase (decrease) in fair value of assets	386.0	(260.1)

Fair value at end of year	$2,869.9	$2,483.9

        The funded status of the pension plans at year end was as follows:

	2003	2002
Plan assets at fair value	$2,869.9	$2,483.9
Projected benefit obligations	3,090.0	2,752.4

Plan assets less than projected benefit obligations	(220.1)	(268.5)
Net unrecognized items:
Actuarial loss	1,157.7	1,143.7
Prior service cost	45.2	50.0

	1,202.9	1,193.7

Net amount recognized	$982.8	$925.2

        The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2003 and 2002 as follows:

	2003	2002
Prepaid pension	$967.1	$925.5
Accrued pension, included with other liabilities	(45.4)	(50.9)
Minimum pension liability, included with other liabilities	(107.3)	(92.2)
Intangible asset, included with deposits and other assets	12.4	12.1
Accumulated other comprehensive income	156.0	130.7

Net amount recognized	$982.8	$925.2

        The accumulated benefit obligation for all defined benefit pension plans was $2,823.8 million and $2,530.1 million at December 31, 2003 and 2002, respectively.

        The components of the net pension credit for the year were as follows:

	2003	2002	2001
Service cost	$48.8	$38.8	$36.6
Interest cost	179.1	172.4	169.3
Expected asset return	(275.1)	(303.4)	(311.0)
Amortization:
Prior service cost	6.8	7.6	7.6
Loss	10.5	1.1	0.5

Net amortization	17.3	8.7	8.1

Net credit	$(29.9)	$(83.5)	$(97.0)

        The following information is for plans with accumulated benefit obligations in excess of the fair value of plan assets at year end:

	2003	2002
Accumulated benefit obligations	$632.3	$513.5
Fair value of plan assets	479.9	372.4

        The weighted average assumptions used to determine benefit obligations were as follows:

	2003	2002
Discount rate	6.10%	6.52%
Rate of compensation increase	4.71%	4.72%

        The weighted average assumptions used to determine net periodic pension costs were as follows:

	2003	2002	2001
Discount rate	6.52%	6.95%	7.14%
Rate of compensation increase	4.72%	4.78%	4.82%
Expected long-term rate of return on assets	8.71%	9.64%	10.12%

        Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases as presented above. Amortization included in net pension credits is based on the average remaining service of employees.

        As of December 31, 2002, the Company recognized a minimum pension liability for the pension plan in the United Kingdom that was equal to the difference between the accumulated benefit obligation over plan assets. In addition to eliminating the prepaid pension asset, additional amounts were recognized as an intangible asset and a reduction of equity. Pursuant to this requirement, the Company recorded a minimum pension liability of $92.2 million, an intangible asset of $12.1 million, and accumulated other comprehensive loss of $130.7 million. As of December 31, 2003, the Company updated the minimum pension liability from the December 31, 2002 amounts. Pursuant to this requirement, the Company reduced the minimum pension liability by $1.2 million, reduced the intangible asset by $1.5 million, and increased accumulated other comprehensive income by $4.8 million.

        As of December 31, 2003 and 2002, the Company recognized an additional minimum pension liability for the pension plan in Canada that was equal to the difference between the accumulated benefit obligation over plan assets in excess of accrued pension cost. In addition to recording the additional minimum liability, additional amounts were recognized as an intangible asset and a reduction of equity. Pursuant to this requirement, the Company recorded, as of December 31, 2003, an additional minimum pension liability of $6.2 million, an intangible asset of $0.3 million, and accumulated other comprehensive loss of $5.8 million.

        For 2003, the Company's weighted average expected long-term rate of return on assets was 8.71%. In developing this assumption, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions. The Company also considered its historical 10-year average return (through December 31, 2002), which was in line with the expected long-term rate of return assumption for 2003.

        The weighted average actual asset allocations and weighted average target allocation ranges by asset category for the Company's pension plan assets were as follows:

	Actual Allocation
Asset Category			Target Allocation Ranges
	2003	2002
Equity securites	68%	61%	58 – 68%
Debt securities	24%	30%	23 – 33%
Real estate	7%	8%	2 – 12%
Other	1%	1%	0 – 2%

Total	100%	100%

        It is the Company's policy to invest pension plan assets in a diversified portfolio consisting of an array of asset classes within the above target asset allocation ranges. The investment risk of the assets is limited by appropriate diversification both within and between asset classes. The assets for both the U.S. and non-U.S. plans are primarily invested in a broad mix of domestic and international equities, domestic and international bonds, and real estate, subject to the target asset allocation ranges. The assets are managed with a view to ensuring that sufficient liquidity will be available to meet expected cash flow requirements.

        Plan assets at December 31, 2003 and 2002 included 14,423,621 shares of the Company's common stock, which amounted to $171.5 million or 6.0% of total plan assets as of December 31, 2003 and $210.3 million or 8.5% of total plan assets as of December 31, 2002.

        The Company expects to contribute $33.9 million to its defined benefit pension plans in 2004.

        The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	Amount
2004	$206.4
2005	199.9
2006	203.2
2007	206.6
2008	213.1
2009—2013	1,167.2

        The Company also sponsors several defined contribution plans for all salaried and hourly U.S. employees. Participation is voluntary and participants' contributions are based on their compensation. The Company matches contributions of participants, up to various limits, in substantially all plans. Company contributions to these plans amounted to $8.6 million in 2003, $9.3 million in 2002, and $9.2 million in 2001.

15.    Postretirement Benefits Other Than Pensions

        The Company provides certain retiree health care and life insurance benefits covering substantially all U.S. salaried and certain hourly employees and substantially all employees in Canada. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service.

	2003	2002
Obligations at beginning of year	$352.3	$321.2
Change in benefit obligations:
Service cost	3.6	2.7
Interest cost	23.3	22.6
Actuarial loss, including the effect of changing
discount rates	25.1	31.9
Benefit payments	(32.7)	(32.2)
Foreign currency translation	9.4	0.2
Other	(0.2)	5.9

Net change in benefit obligations	28.5	31.1

Obligations at end of year	$380.8	$352.3

The funded status of the postretirement benefit plans at year end was as follows:
	2003	2002
Projected postretirement benefit obligations	$380.8	$352.3
Net unrecognized items:
Prior service credit	4.7	17.6
Actuarial loss	(100.7)	(78.4)

	(96.0)	(60.8)

Nonpension accumulated postretirement benefit obligations	$284.8	$291.5

        The components of the net postretirement benefit cost for the year were as follows:

	2003	2002	2001
Service cost	$3.6	$2.7	$1.8
Interest cost	23.3	22.6	20.5
Amortization:
Prior service credit	(13.0)	(13.0)	(13.0)
Loss	3.7	2.3	0.8

Net amortization	(9.3)	(10.7)	(12.2)

Net postretirement benefit cost	$17.6	$14.6	$10.1

        The weighted average discount rate used to determine the accumulated postretirement benefit obligation was 6.21% and 6.72% at December 31, 2003 and 2002, respectively.

        The weighted average discount rate used to determine net postretirement benefit cost was 6.72%, 7.18%, and 7.50% at December 31, 2003, 2002, and 2001, respectively.

        The weighted average assumed health care cost trend rates at December 31 were as follows:

	2003	2002
Health care cost trend rate assumed for next year	10.56%	11.60%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.93%	5.94%
Year that the rate reaches the ultimate trend rate	2009	2009

        Assumed health care cost trend rates affect the amounts reported for the postretirement benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$2.1	$(1.7)
Effect on accumulated postretirement benefit obligations	20.0	(17.0)

        Amortization included in net postretirement benefit cost is based on the average remaining service of employees. The unamortized prior service credit of $4.7 million as of December 31, 2003, will be fully amortized during 2004.

        The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	Amount
2004	$30.6
2005	30.5
2006	30.3
2007	30.1
2008	29.6
2009—2013	141.3

        Benefits provided by the Company for certain hourly retirees are determined by collective bargaining. Most other domestic hourly retirees receive health and life insurance benefits from a multi-employer trust established by collective bargaining. Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $8.7 million in 2003, $8.9 million in 2002, and $9.2 million in 2001. Postretirement health and life benefits for retirees of foreign subsidiaries are generally provided through the national health care programs of the countries in which the subsidiaries are located.

        During January 2004, the FASB issued FASB Staff Position ("FSP") 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act")", which permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. The guidance in this FSP is effective for interim or annual financial statements of fiscal years ending after December 7, 2003. The election to defer accounting for the Act is a one-time election that must be made before net periodic postretirement benefit costs for the period that includes the Act's enactment date are first included in reported financial information pursuant to the requirements of FAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions". In accordance with FSP 106-1, the Company has elected to defer accounting for the effects of the Act and, accordingly, the measures of the accumulated postretirement benefit obligation and the net postretirement benefit cost shown above do not reflect the effects of the Act on the postretirement benefits. The Company has not determined the impact of the Act on these benefits.

16.    Other Revenue

        Other revenue in 2001 includes a gain of $457.3 million related to the sale of the Harbor Capital Advisors business and gains totaling $13.1 million related to the sale of the Company's label business and the sale of a minerals business in Australia.

17.    Other Costs and Expenses

        Other costs and expenses for the year ended December 31, 2003 included pretax charges of $1,364.2 million ($1,160.5 after tax) related to the following:

  •
  On July 11, 2003, the Company received payments totaling 100 million British pounds sterling (US$163.0 million) in connection with the sale to Ardagh Glass Limited of certain long-term notes receivable. The notes were received from Ardagh in 1999 by the Company's wholly-owned subsidiary, United Glass Limited, in connection with its sale of Rockware, a United Kingdom glass container manufacturer obtained in the 1998 acquisition of the worldwide glass and plastics packaging businesses of BTR plc. The notes were due in 2006 and interest had previously been paid in kind through periodic increases in outstanding principal balances. The proceeds from the sale of the notes were used to reduce outstanding borrowings under the Agreement. The notes were sold at a discount of approximately 22.6 million British pounds sterling which resulted in a loss of US$37.4 million (US$37.4 million after tax).

  •
  During the fourth quarter of 2003, the Company completed the sale of its assets related to the production of plastic trigger sprayers and finger pumps. Included in the sale were manufacturing facilities in Bridgeport, Connecticut and El Paso, Texas, in addition to related production assets at the Erie, Pennsylvania plant. As a result of the sale, the Company recorded a loss of $41.3 million ($25.8 million after tax) in the third and fourth quarters of 2003. The net cash proceeds from the sale of approximately $44 million, including liquidation of related working capital, were used to reduce debt.

    The Company's decision to sell the long-term notes receivable and its assets related to the production of plastic trigger sprayers and finger pumps is consistent with its objectives to improve liquidity and to focus on its core businesses.

  •
  In August of 2003, the Company initiated a review of its Plastics Packaging assets in the Asia Pacific region. The review was completed during the fourth quarter of 2003. The Company used a combination of estimated divestment cash flows, which included bid prices from potential purchasers, and partial liquidation values for certain assets to determine the net realizable values of the assets. The Company compared the estimated net realizable values to the book values of the asset and determined that an asset impairment existed. As a result, the Company recorded a charge of $43.0 million ($30.1 million after tax) to write-down the assets to realizable values. Certain of the plastics businesses in the Asia Pacific region operate in highly competitive markets leading to reduced profit margins. In addition, the Company's PET container business has lost a significant amount of business in the past few years. The reduced business and overall excess capacity in the industry has caused a reduction in the overall value of the business. The Company has entered into an agreement to sell a significant portion of its Asia Pacific plastic business for approximately $60 million (excluding PET container operations). The sale of this business is subject to certain regulatory and other approvals.

  •
  As discussed further in Note 21, during the fourth quarter of 2003, the Company recorded an impairment charge of $670.0 million to reduce the reported value of its goodwill in its consumer products reporting unit.

    During the fourth quarter of 2003, the Company also determined that the value of its 25% investment in a North American soda ash mining operation was impaired and not likely to recover. Increasing global competition and recent development of foreign sources of soda ash have created significant excess capacity in that industry. The resulting competitive environment caused management of the soda ash mining operation to significantly lower its projections of earnings and cash flows. Following an evaluation of future estimated earnings and cash flows, the Company determined that its carrying value should be written down to estimated fair value and recorded a $50 million charge in the fourth quarter which substantially reduced the carrying value of this equity method investment.

  •
  During the fourth quarter of 2003, the Company completed its annual review of asbestos-related liabilities and as a result recorded a charge of $450.0 million ($292.5 million after tax) to increase the reserve for future asbestos-related liabilities.

  •
  In August 2003, the Company announced the permanent closing of its Hayward, California glass container factory. Production at the factory was suspended in June following a major leak in its only glass furnace. As a result, the Company recorded a capacity curtailment charge of $28.5 million ($17.8 million after tax) in the third quarter of 2003.

    The closing of this factory resulted in the elimination of approximately 170 jobs and a corresponding reduction in the Company's workforce. The Company expects to save approximately $12 million per year by closing this factory and moving the production to other locations. The Company anticipates that it will pay out approximately $15 million in cash related to severance, benefits, lease commitments, plant clean-up, and other plant closing costs. The Company expects that a substantial portion of these costs will be paid out by the end of 2005.

    In November 2003, the Company announced the permanent closing of its Milton, Ontario glass container factory. The closing of this factory is part of the Company's previously announced capacity utilization review. This closing is part of an effort to bring capacity and inventory levels in line with anticipated demand. As a result, the Company recorded a capacity curtailment charge of $20.1 million ($19.5 million after tax) in the fourth quarter of 2003.

    The closing of this factory in November 2003 resulted in the elimination of approximately 150 jobs and a corresponding reduction in the Company's workforce. The Company eventually expects to save approximately $8.5 million per year by closing this factory and moving the production to other locations. The Company anticipates that it will pay out approximately $8.0 million in cash related to severance, benefits, plant clean-up, and other plant closing costs. The Company expects that the majority of these costs will be paid out by the end of 2005.

    In December 2003, the Company announced the permanent closing of its Perth, Australia glass container factory. The closing of this factory is part of the Company's previously announced capacity utilization review. This closing is part of an effort to reduce overall capacity in Australia and bring inventory levels in line with anticipated demand. The Perth plant's western location and small size contributed to the plant being a higher cost facility that was no longer economically feasible to operate. As a result, the Company recorded a capacity curtailment charge of $23.9 million ($17.4 million after tax) in other costs and expenses in the results of operations for 2003.

    The closing of this factory in December 2003 resulted in the elimination of approximately 107 jobs and a corresponding reduction in the Company's workforce. The Company expects to save approximately $9 million per year by closing this factory and eventually moving the production to other locations. The Company anticipates that it will pay out approximately $10 million in cash related to severance, benefits, plant clean-up, and other plant closing costs. The Company expects that the majority of these costs will be paid out by third quarter of 2004.

        Selected information related to the above glass container factory closings is as follows:

	Hayward	Milton	Perth	Total
Plant closing charges	$28.5	$20.1	$23.9	$72.5
Write-down of assets to net realizable value	(12.2)	(6.4)	(14.0)	(32.6)
Net cash paid	(4.1)	(1.7)	(4.5)	(10.3)

Remaining accruals related to plant closing charges as of December 31, 2003	$12.2	$12.0	$5.4	$29.6

        Other costs and expenses for the year ended December 31, 2002 included a charge of $475.0 million related to the increase of the reserve for estimated future asbestos-related indemnity payments and legal fees.

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

  •
  Other costs of $9.4 million related to closing facilities and reducing workforce. The total workforce reductions involved approximately 400 employees at a cost of approximately $7.5 million, substantially all of which had been paid out at December 31, 2002.

  •
  A charge of $31.0 million related to the loss on the sale of the Company's facilities in India.

  •
  A charge of $8.5 million for certain contingencies.

  •
  A charge of $7.9 million related to restructuring manufacturing capacity in the medical devices business.

        Actions related to the 2001 restructuring and impairment charges were substantially completed during 2002.

        Selected information relating to the restructuring accruals that resulted from the 2001 and 2000 restructuring programs follow:

	Capacity realignment	Write-down of impaired property, plant and equipment	Total
Restructuring accruals at January 1, 2001	$57.7	$—	$57.7
Restructuring program and impairment	45.6	41.7	87.3
Reversal of second quarter 2001 restructuring charge	(5.2)		(5.2)
Medical devices restructuring	7.9		7.9
Write-down of assets to net realizable value	(43.8)	(41.7)	(85.5)
Net cash paid	(24.7)		(24.7)

Remaining accruals at December 31, 2001	37.5	—	37.5
Write-down of assets to net realizable value	(16.6)		(16.6)
Net cash paid	(10.0)		(10.0)
Reversal of previous restructuring charges	(5.1)		(5.1)

Remaining accruals at December 31, 2002	$5.8	$—	$5.8

        Capacity realignment included charges for plant closing costs, severance benefits, and write-downs of assets for disposal or abandonment as a result of restructuring of manufacturing capacity. Write-downs of assets represented the majority of the charges for 2001.

        At the end of 2002, the 2001 and 2000 restructuring programs were substantially completed and the remaining accruals were no longer deemed to be material; therefore the activity in these restructuring accruals has not been presented for 2003.

18.    Additional Interest Charges from Early Extinguishment of Debt

        During 2003, the Company recorded additional interest charges of $13.2 million ($8.2 million after tax) for note repurchase premiums and related write-off of unamortized finance fees and $3.6 million ($2.5 million after tax) for the write-off of unamortized finance fees related to the reduction of available credit under the Company's previous bank credit agreement. During 2002, the Company wrote off unamortized deferred financing fees related to indebtedness repaid prior to its scheduled maturity. As a result, the Company recorded additional interest charges totaling $15.4 million ($9.6 million after tax). During 2001, the Company wrote off unamortized deferred financing fees related to indebtedness repaid prior to its scheduled maturity. As a result, the Company recorded additional interest charges totaling $6.6 ($4.1 million after tax). These 2002 and 2001 charges had been previously reported as extraordinary charges, net of income taxes, and were reclassified, as detailed above, to interest expense and provision for income taxes in accordance with FAS No. 145.

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

        The following table shows the approximate number of plaintiffs and claimants involved in asbestos claims pending at the beginning of, disposed of and filed during, and pending at the end of, each of the years listed (eliminating duplicate filings):

	2003	2002	2001
Pending at beginning of year	24,000	27,000	20,000
Disposed	21,000	24,000	24,000
Filed	26,000	21,000	31,000

Pending at end of year	29,000	24,000	27,000

        Approximately 92% of the plaintiffs and claimants either do not specify the monetary damages sought or, in the case of court filings, claim an amount sufficient to invoke the jurisdiction of the trial court. Fewer than 4% of the plaintiffs specify the maximum of their damages claim to be between $10 million and $33 million, while approximately 4% of the plaintiffs claim specific damage amounts ranging between $6 million to $122 million. A single suit pending since 1991 involving fewer than 0.1% of the plaintiffs and approximately 60 defendants, claims damages of $11 billion.

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

        In addition to the pending claims set forth above, the Company has claims-handling agreements in place with many plaintiffs' counsel throughout the country. These agreements require evaluation and negotiation regarding whether particular claimants qualify under the criteria established by such agreements. The criteria for such claims include verification of a compensable illness and a reasonable probability of exposure to a product manufactured by the Company's former business unit during its manufacturing period ending in 1958. Some plaintiffs' counsel have historically withheld claims under these agreements for later presentation while focusing their attention on active litigation in the tort system. The Company believes that as of December 31, 2003 there are no more than 21,000 of such preexisting but presently unasserted claims against the Company that are not included in the total of pending claims set forth above. The Company further believes that the bankruptcies of additional co-defendants, as discussed below, resulted in an acceleration of the presentation and disposition of a number of these previously withheld preexisting claims under such agreements, which claims would otherwise have been presented and disposed of over the next several years. This acceleration is reflected in an increased number of pending asbestos claims and, to the extent disposed, contributed to additional asbestos-related payments.

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

        Since receiving its first asbestos claim, the Company, as of December 31, 2003, has disposed of the asbestos claims of approximately 306,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $5,900. Certain of these dispositions have included deferred amounts payable over periods ranging up to seven years. Deferred amounts payable totaled approximately $87 million at December 31, 2003 ($50 million at December 31, 2002) and are included in the foregoing average indemnity payment per claim. The Company's indemnity payments for these claims have varied on a per claim basis, and are expected to continue to vary considerably over time. As discussed above, a part of the Company's objective is to achieve, where possible, resolution of asbestos claims pursuant to claims-handling agreements. Under such agreements, qualification by meeting certain illness and exposure criteria has tended to reduce the number of claims presented to the Company that would ultimately be dismissed or rejected due to the absence of impairment or product exposure evidence. The Company expects that as a result, although aggregate spending may be lower, there may be an increase in the per claim average indemnity payment involved in such resolution. In this regard, although the average of such payments has been somewhat higher following the implementation of the claims-handling agreements in the mid-1990s, the annual average amount has not varied materially from year to year in recent years.

        The Company believes that its ultimate asbestos-related liability (i.e., its indemnity payments or other claim disposition costs plus related legal fees) cannot be estimated with certainty. Beginning with the initial liability of $975 million established in 1993, the Company has accrued a total of $2.7 billion through 2003, before insurance recoveries, for its asbestos-related liability. The Company's ability to reasonably estimate its liability has been significantly affected by the volatility of asbestos-related litigation in the United States, the expanding list of non-traditional defendants that have been sued in this litigation and found liable for substantial damage awards, the continued use of litigation screenings to generate new lawsuits, the large number of claims asserted or filed by parties who claim prior exposure to asbestos materials but have no present physical impairment as a result of such exposure, and the growing number of co-defendants that have filed for bankruptcy.

        The Company has continued to monitor trends which may affect its ultimate liability and has continued to analyze the developments and variables affecting or likely to affect the resolution of pending and future asbestos claims against the Company. The Company expects that the total asbestos-related cash payments will be moderately lower in 2004 compared to 2003 and will continue to decline thereafter as the preexisting but presently unasserted claims withheld under the claims handling agreements are presented to the Company and as the number of potential future claimants continues to decrease. The material components of the Company's accrued liability are based on amounts estimated by the Company in connection with its comprehensive review and consist of the following: (i) the reasonably probable contingent liability for asbestos claims already asserted against the Company, (ii) the contingent liability for preexisting but unasserted asbestos claims for prior periods arising under its administrative claims-handling agreements with various plaintiffs' counsel, (iii) the contingent liability for asbestos claims not yet asserted against the Company, but which the Company believes it is reasonably probable will be asserted in the next several years, to the degree that an estimation as to future claims is possible, and (iv) the legal defense costs likely to be incurred in connection with the foregoing types of claims.

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

f)
the extent to which additional defendants with substantial resources and assets are required to participate significantly in the resolution of future asbestos lawsuits and claims;

g)
the number and timing of co-defendant bankruptcies; and

h)
the extent to which the resolution of co-defendant bankruptcies divert resources to unimpaired claimants.

        The Company expects to conduct a comprehensive review of its asbestos-related liabilities and costs annually in connection with finalizing and reporting its annual results of operations, unless significant changes in trends or new developments warrant an earlier review. If the results of an annual comprehensive review indicate that the existing amount of the accrued liability is insufficient to cover its estimated future asbestos-related costs, then the Company will record an appropriate charge to increase the accrued liability.

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

        In connection with the initial public offering of Constar International Inc. ("Constar"), CCS contributed to Constar the patent involved in the suit against CPT. As a result, Constar was substituted for CCS as the plaintiff in the suit. The Court's judgment will allow Constar to pursue its lawsuit against CPT, which is in its initial stages and had been stayed pending resolution of the Chevron claims. In the lawsuit, Constar seeks certain monetary damages and injunctive relief. CPT will continue to pursue all defenses available to it. However, if the Court were to reach conclusions adverse to CPT on the claims for monetary damages asserted by Constar, the Company believes such determination would not have a material adverse effect on the Company's consolidated results of operations and financial position, and any such damages could be covered in part by third-party indemnification. Additionally, an adverse decision with respect to Constar's request for injunctive relief is not likely to have a material adverse effect on the Company because it believes that it can pursue alternative technologies for the manufacture of multi-layer PET containers with barrier properties.

        Other litigation is pending against the Company, in many cases involving ordinary and routine claims incidental to the business of the Company and in others presenting allegations that are nonroutine and involve compensatory, punitive or treble damage claims as well as other types of relief.

        The ultimate legal and financial liability of the Company with respect to the lawsuits and proceedings referred to above, in addition to other pending litigation, cannot be estimated with certainty. The Company's reported results of operations for 2003 were materially affected by the $450 million fourth-quarter charge and asbestos-related payments continue to be substantial. Any possible future additional charge would likewise materially affect the Company's results of operations in the period in which it might be recorded. Also, the continued use of significant amounts of cash for asbestos-related costs has affected and will continue to affect the Company's cost of borrowing and its ability to pursue global or domestic acquisitions. However, the Company believes that its operating cash flows and other sources of liquidity will be sufficient to pay its obligations for asbestos-related costs and to fund its working capital and capital expenditure requirements on a short-term and long-term basis.

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

        The Company currently evaluates performance and allocates resources based on earnings before interest income, interest expense, provision for income taxes, minority share owners' interests in earnings of subsidiaries and cumulative effect of accounting change ("EBIT") excluding amounts related to certain items that management considers not representative of ongoing operations and, for periods prior to 2002, excluding goodwill amortization ("Segment EBIT"). EBIT for product segments includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided. For the Company's U.S. pension plans, net periodic pension cost (credit) has been allocated to product segments while the related prepaid pension asset is included in the caption "Eliminations and Other Retained". Net sales as shown in the geographic segment information are based on the location of the Company's affiliate which recorded the sales.

        Financial information regarding the Company's product segments is as follows:

	Glass Containers	Plastics Packaging	Other	Total Product Segments	Elimina- tions and Other Retained	Consoli- dated Totals
Net sales:
2003	$4,182.9	$1,876.1	$—	$6,059.0		$6,059.0
2002	3,875.2	1,765.2	—	5,640.4		5,640.4
2001	3,572.3	1,825.7	4.5	5,402.5		5,402.5

Segment EBIT:
2003	$658.8	$171.3	$—	$830.1	$(86.6)	$743.5
2002	709.0	258.2	—	967.2	(78.0)	889.2
2001	627.1	287.2	0.2	914.5	(57.9)	856.6

Items excluded from Segment EBIT:
2003:
Impairment of goodwill and write-down of equity investment	$(50.0)	$(670.0)		$(720.0)		$(720.0)
Charge for asbestos-related costs					$(450.0)	(450.0)
Capacity curtailment charges	(72.5)			(72.5)		(72.5)
Write-down of Plastics Packaging assets in the Asia Pacific region		(43.0)		(43.0)		(43.0)
Loss on the sale of certain closures assets		(41.3)		(41.3)		(41.3)
Loss on the sale of notes receivable	(37.4)			(37.4)		(37.4)
2002:
Charge for asbestos-related costs					(475.0)	(475.0)
2001:
Gain on the sale of a minerals business in Australia	10.3			10.3		10.3
Gain on the sale of the Company's label business			$2.8	2.8		2.8
Gain on the sale of the Company's Harbor Capital business					457.3	457.3

	Glass Containers	Plastics Packaging	Other	Total Product Segments	Elimina- tions and Other Retained	Consoli- dated Totals
Items excluded from Segment EBIT (Continued):
2001:
Restructuring and impairment charges	$(64.3)	$(17.8)		$(82.1)		$(82.1)
Loss on the sale of the Company's facilities in India	(31.0)			(31.0)		(31.0)
Special employee benefit programs	(7.6)	(3.5)		(11.1)	(19.8)	(30.9)
Charges related to certain contingencies		(8.5)		(8.5)		(8.5)
Restructuring manufacturing capacity in the medical devices business		(7.9)		(7.9)		(7.9)

	Glass Containers	Plastics Packaging	Other	Total Product Segments	Elimina- tions and Other Retained	Consoli- dated Totals
Depreciation and amortization expense (1):
2003	$351.3	$160.4	$—	$511.7	$13.5	$525.2
2002	319.1	150.9	—	470.0	10.7	480.7
2001	298.3	134.6	5.4	438.3	13.1	451.4

Total assets:
2003	$6,277.2	$2,135.1	$—	$8,412.3	$1,119.0	$9,531.3
2002	5,851.6	2,893.4	—	8,745.0	1,124.3	9,869.3
2001	5,579.5	3,355.0	34.9	8,969.4	1,137.2	10,106.6

Capital expenditures (2):
2003	$296.8	$137.3	$—	$434.1	$(2.6)	$431.5
2002	319.2	172.2	—	491.4	4.6	496.0
2001	351.3	177.2	0.5	529.0	2.9	531.9

(1)
Excludes goodwill amortization for 2001 for comparative purposes.

(2)
Excludes property, plant and equipment acquired through acquisitions.

        Financial information regarding the Company's geographic segments is as follows:

	North America	Europe	Asia Pacific	South America	Total Geographic Segments
Net sales:
2003	$3,509.5	$1,254.4	$798.8	$496.3	$6,059.0
2002	3,480.7	999.8	694.2	465.7	5,640.4
2001	3,301.1	913.0	660.6	527.8	5,402.5

Segment EBIT:
2003	$446.8	$167.7	$118.9	$96.7	$830.1
2002	636.6	112.6	127.0	91.0	967.2
2001	606.4	94.0	120.6	93.5	914.5

Items excluded from Segment EBIT:
2003:
Impairment of goodwill and write-down of equity investment	$(720.0)				$(720.0)
Capacity curtailment charge	(48.6)		$(23.9)		(72.5)
Write-down of Plastics Packaging assets in the Asia Pacific region			(43.0)		(43.0)
Loss on the sale of certain closures assets	(41.3)				(41.3)
Loss on the sale of notes receivable		$(37.4)			(37.4)
2001:
Gain on the sale of a minerals business in Australia			10.3		10.3
Gain on the sale of the Company's label business	2.8				2.8
Restructuring and impairment charges	(51.0)	(7.1)	(0.8)	$(23.2)	(82.1)
Loss on the sale of the Company's facilities in India			(31.0)		(31.0)
Special employee benefit programs	(7.9)	(0.7)	(2.3)	(0.2)	(11.1)
Charges related to certain contingencies	(8.5)				(8.5)
Restructuring manufacturing capacity in the medical devices business	(7.9)				(7.9)

        The Company's net property, plant and equipment by geographic segment are as follows:

	United States	Foreign	Total
2003	$1,614.9	$1,772.1	$3,387.0
2002	1,729.7	1,594.4	3,324.1
2001	1,688.2	1,571.7	3,259.9

        Reconciliations to consolidated totals are as follows:

	2003	2002	2001
Revenues:
Net sales for reportable segments	$6,059.0	$5,640.4	$5,402.5
Royalties and net technical assistance	25.6	24.2	24.6
Equity earnings	27.1	27.0	19.4
Interest income	20.6	24.1	26.9
Other revenue	25.9	44.4	539.9

Total	$6,158.2	$5,760.1	$6,013.3

Reconciliation of Segment EBIT to earnings (loss) before income taxes, minority share owners' interest in earnings of subsidiaries and cumulative effect of accounting change:
Segment EBIT for reportable segments	$830.1	$967.2	$914.5
Items excluded from Segment EBIT	(914.2)		(127.5)
Eliminations and other retained items, excluding certain items below	(86.6)	(78.0)	(57.9)
Items excluded from eliminations and other retained items	(450.0)	(475.0)	437.5
Amortization of goodwill			(92.3)
Interest expense	(490.6)	(437.1)	(440.6)
Interest income	20.6	24.1	26.9

Total	$(1,090.7)	$1.2	$660.6

21.    Goodwill

        The changes in the carrying amount of goodwill for the years ended December 31, 2001, 2002 and 2003 are as follows:

	Glass Containers	Plastics Packaging	Total
Balance as of January 1, 2001	$1,536.5	$1,564.5	$3,101.0
Goodwill acquired during the year	85.8		85.8
Amortization	(44.5)	(47.8)	(92.3)
Translation effects	(64.4)	(2.1)	(66.5)
Other changes	(9.8)	(22.9)	(32.7)

Balance as of December 31, 2001	1,503.6	1,491.7	2,995.3
Write-down of goodwill		(460.0)	(460.0)
Translation effects	101.0	1.0	102.0
Other changes, principally adjustments purchase price	48.0	5.9	53.9

Balance as of December 31, 2002	1,652.6	1,038.6	2,691.2
Write-down of goodwill		(670.0)	(670.0)
Translation effects	285.5		285.5
Other changes, principally adjustments to acquisition-related deferred tax assets	(27.0)	0.5	(26.5)

Balance as of December 31, 2003	$1,911.1	$369.1	$2,280.2

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

        During the fourth quarter of 2003, the Company completed its annual impairment testing and determined that an impairment existed in the goodwill of its consumer products reporting unit. The consumer products unit operates in a highly competitive and fragmented industry. During the course of 2003, a number of the product lines within this reporting unit experienced price reductions, principally as a result of the Company's strategy to preserve and expand market share. The reduced pricing, along with continued capital expenditures, caused the Company to lower its earnings and cash flow projections for the consumer products reporting unit for several years following the measurement date (October 1, 2003) resulting in an estimated fair value for the unit that was lower than its book value. Following a review of the valuation of the unit's identifiable assets, the Company recorded an impairment charge of $670.0 million to reduce the reported value of its goodwill.

22.    Subsequent Events (Unaudited)

        On February 18, 2004, the Company announced that it has entered into exclusive negotiations to acquire BSN Glasspack, S.A., the second largest glass container manufacturer in Europe, from Glasspack Participations, a company controlled by investment funds advised by CVC Capital Partners Europe.

        Total consideration for the acquisition would be approximately 1,160 million euros (US$1,460 million) in cash, including the assumption of debt. The Company is currently in negotiations with the lenders under the Agreement in order to amend the Agreement to allow additional borrowings to fund the acquisition. BSN has initiated consultations with the appropriate employee works councils in accordance with applicable labor laws. The acquisition would be subject to regulatory approval, with the closing expected in the second quarter of 2004.

23.    Financial Information for Subsidiary Guarantors and Non-Guarantors

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

	December 31, 2003
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets:
Accounts receivable	$—	$—	$769.7	$—	$769.7
Inventories			1,010.1		1,010.1
Other current assets	61.3		280.7		342.0

Total current assets	61.3	—	2,060.5	—	2,121.8
Investments in and advances to subsidiaries	2,957.0	1,522.1		(4,479.1)	—
Goodwill			2,280.2		2,280.2
Other non-current assets	5.6		1,736.7		1,742.3

Total other assets	2,962.6	1,522.1	4,016.9	(4,479.1)	4,022.5
Property, plant and equipment, net			3,387.0		3,387.0

Total assets	$3,023.9	$1,522.1	$9,464.4	$(4,479.1)	$9,531.3

Current liabilities:
Accounts payable and accrued liabilities	$—	$—	$1,096.0	$—	$1,096.0
Current portion of asbestos liability	175.0				175.0
Short-term loans and long-term debt due within one year	36.5		92.4	(36.5)	92.4

Total current liabilities	211.5	—	1,188.4	(36.5)	1,363.4
Long-term debt	1,398.4		5,333.1	(1,398.4)	5,333.1
Asbestos-related liabilities	628.7				628.7
Other non-current liabilities and minority interests	(218.1)		1,420.8		1,202.7
Capital structure	1,003.4	1,522.1	1,522.1	(3,044.2)	1,003.4

Total liabilities and share owners' equity	$3,023.9	$1,522.1	$9,464.4	$(4,479.1)	$9,531.3

	December 31, 2002
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets:
Accounts receivable	$—	$—	$701.9	$—	$701.9
Inventories			893.5		893.5
Other current assets	68.3		223.5		291.8

Total current assets	68.3	—	1,818.9	—	1,887.2
Investments in and advances to subsidiaries	3,722.1	2,022.1		(5,744.2)	—
Goodwill			2,691.2		2,691.2
Other non-current assets	12.2		1,954.6		1,966.8

Total other assets	3,734.3	2,022.1	4,645.8	(5,744.2)	4,658.0
Property, plant and equipment, net			3,324.1		3,324.1

Total assets	$3,802.6	$2,022.1	$9,788.8	$(5,744.2)	$9,869.3

Current liabilities:
Accounts payable and accrued liabilities	$—	$—	$1,024.2	$—	$1,024.2
Current portion of asbestos liability	195.0				195.0
Short-term loans and long-term debt due within one year			78.2		78.2

Total current liabilities	195.0	—	1,102.4	—	1,297.4
Long-term debt	1,700.0		5,268.0	(1,700.0)	5,268.0
Asbestos-related liabilities	357.7				357.7
Other non-current liabilities and minority interests	(120.9)		1,396.3		1,275.4
Capital structure	1,670.8	2,022.1	2,022.1	(4,044.2)	1,670.8

Total liabilities and share owners' equity	$3,802.6	$2,022.1	$9,788.8	$(5,744.2)	$9,869.3

	Year ended December 31, 2003
Results of Operations	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$6,059.0	$—	$6,059.0
External interest income			20.6		20.6
Intercompany interest income	120.3	120.3		(240.6)	—
Equity earnings (loss) from
subsidiaries	(698.3)	(698.3)		1,396.6	—
Other equity earnings			27.1		27.1
Other revenue			51.5		51.5

Total revenue	(578.0)	(578.0)	6,158.2	1,156.0	6,158.2
Manufacturing, shipping, and delivery			4,917.2		4,917.2
Research, engineering, selling, administrative, and other	450.0		1,391.1		1,841.1
External interest expense	120.3		370.3		490.6
Intercompany interest expense		120.3	120.3	(240.6)	—

Total costs and expense	570.3	120.3	6,798.9	(240.6)	7,248.9
Earnings (loss) before items below	(1,148.3)	(698.3)	(640.7)	1,396.6	(1,090.7)
Provision (credit) for income taxes	(157.5)		31.8		(125.7)
Minority share owners' interests in earnings of subsidiaries			25.8		25.8

Net loss	$(990.8)	$(698.3)	$(698.3)	$1,396.6	$(990.8)

	Year ended December 31, 2002
Results of Operations	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$5,640.4	$—	$5,640.4
External interest income			24.1		24.1
Intercompany interest income	147.9	132.5		(280.4)	—
Equity earnings (loss) from subsidiaries	308.6	(151.4)		(157.2)	—
Other equity earnings			27.0		27.0
Other revenue			68.6		68.6

Total revenue	456.5	(18.9)	5,760.1	(437.6)	5,760.1
Manufacturing, shipping, and delivery			4,413.4		4,413.4
Research, engineering, selling, administrative, and other	475.0		433.4		908.4
External interest expense	147.9		289.2		437.1
Intercompany interest expense		132.5	147.9	(280.4)	—

Total costs and expense	622.9	132.5	5,283.9	(280.4)	5,758.9
Earnings (loss) before items below	(166.4)	(151.4)	476.2	(157.2)	1.2
Provision (credit) for income taxes	(166.2)		142.1		(24.1)
Minority share owners' interests in earnings of subsidiaries			25.5		25.5

Earnings (loss) before cumulative effect of accounting change	(0.2)	(151.4)	308.6	(157.2)	(0.2)
Cumulative effect of accounting change	(460.0)		(460.0)	460.0	(460.0)

Net loss	$(460.2)	$(151.4)	$(151.4)	$302.8	$(460.2)

	Year ended December 31, 2001
Results of Operations	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$5,402.5	$—	$5,402.5
External interest income			26.9		26.9
Intercompany interest income	206.3	199.7		(406.0)	—
Equity earnings from subsidiaries	356.6	356.6		(713.2)	—
Other equity earnings			19.4		19.4
Other revenue			564.5		564.5

Total revenue	562.9	556.3	6,013.3	(1,119.2)	6,013.3
Manufacturing, shipping, and delivery			4,218.4		4,218.4
Research, engineering, selling, administrative, and other			693.7		693.7
External interest expense	206.3		234.3		440.6
Intercompany interest expense		199.7	206.3	(406.0)	—

Total costs and expense	206.3	199.7	5,352.7	(406.0)	5,352.7
Earnings before items below	356.6	356.6	660.6	(713.2)	660.6
Provision for income taxes			283.9		283.9
Minority share owners' interests in earnings of subsidiaries			20.1		20.1

Net income (loss)	$356.6	$356.6	$356.6	$(713.2)	$356.6

	Year ended December 31, 2003
Cash Flows	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(192.4)	$—	$545.5	$—	$353.1
Cash used in investing activities			(201.8)		(201.8)
Cash provided by (used in) financing activities	192.4		(314.8)		(122.4)
Effect of exchange rate change on cash			8.1		8.1

Net change in cash	—	—	37.0	—	37.0
Cash at beginning of period			126.4		126.4

Cash at end of period	$—	$—	$163.4	$—	$163.4

	Year ended December 31, 2002
Cash Flows	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(196.3)	$—	$799.4	$—	$603.1
Cash used in investing activities			(474.6)		(474.6)
Cash provided by (used in) financing activities	196.3		(353.6)		(157.3)
Effect of exchange rate change on cash			(0.4)		(0.4)

Net change in cash	—	—	(29.2)	—	(29.2)
Cash at beginning of period			155.6		155.6

Cash at end of period	$—	$—	$126.4	$—	$126.4

	Year ended December 31, 2001
Cash Flows	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(82.2)	$—	$620.3	$—	$538.1
Cash used in investing activities			(111.2)		(111.2)
Cash provided by (used in) financing activities	82.2		(578.9)		(496.7)
Effect of exchange rate change on cash			(4.3)		(4.3)

Net change in cash	—	—	(74.1)	—	(74.1)
Cash at beginning of period			229.7		229.7

Cash at end of period	$—	$—	$155.6	$—	$155.6

        Selected Quarterly Financial Data (unaudited)    The following tables present selected financial data by quarter for the years ended December 31, 2003 and 2002:

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$1,386.4	$1,579.6	$1,588.5	$1,504.5	$6,059.0

Gross profit	$246.3	$308.9	$330.9	$255.7	$1,141.8

Net earnings (loss)(a)	$34.4	$17.0	$28.9	$(1,071.1)	$(990.8)

Earnings per share of common stock:
Basic:
Net earnings (loss)	$0.20	$0.08	$0.16	$(7.33)	$(6.89)
Diluted:
Net earnings (loss)	$0.20	$0.08	$0.16	$(7.33)	$(6.89)

(a)
Amount for the second quarter includes charges of $13.2 million ($8.2 million after tax) for note repurchase premiums, $3.6 million ($2.5 million after tax) for the write-off of finance fees related to debt that was repaid prior to its maturity and $37.4 million ($37.4 million after tax) for the loss on the sale of long-term notes receivable. The after-tax effect of these charges is a reduction in earnings per share of $0.32.

  Amount for the third quarter includes charges of $37.4 million ($23.4 million after tax) for the estimated loss on the sale of the specialty closure assets and $28.5 million ($17.8 million after tax) for the permanent closure of the Hayward, California glass container factory. The after-tax effect of these two charges is a reduction in earnings per share of $0.28.

  Amount for fourth quarter includes charges totaling $1,260.9 million ($1,081.9 million after tax) for the following: (1) $720.0 million ($720.0 million after tax) of goodwill impairment including a $670.0 million write-down of goodwill in the consumer products reporting unit and a $50.0 million write-down of an equity investment in a soda ash mining operation;(2) $450.0 million ($292.5 million after tax) to increase the reserve for estimated future asbestos-related costs; (3) $43.0 million ($30.1 million after tax) for the write-down of Plastics Packaging assets in the Asia Pacific region; (4) $23.9 million ($17.4 million after tax) for the shutdown of the Perth, Australia glass container factory; (5) $20.1 million ($19.5 million after tax) for the shutdown of the Milton, Ontario glass container factory; and (6) $3.9 million ($2.4 million after tax) for an additional loss on the sale of certain closures assets. The after tax effect of these charges is a reduction in earnings per share of $7.37.

	2002
	First Quarter(a)	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$1,310.9	$1,497.3	$1,472.1	$1,360.1	$5,640.4

Gross profit	$291.1	$344.2	$334.4	$257.3	$1,227.0

Earnings (loss) before cumulative effect of accounting change	$(245.3)	$96.9	$97.9	$50.3	$(0.2)
Cumulative effect of accounting change	(460.0)				(460.0)

Net earnings (loss)	$(705.3)	$96.9	$97.9	$50.3	$(460.2)

Earnings (loss) per share of common stock:(b)
Basic:
Before cumulative effect of accounting change	$(1.72)	$0.62	$0.63	$0.31	$(0.15)
Cumulative effect of accounting change	(3.14)				(3.14)

Net earnings (loss)	$(4.86)	$0.62	$0.63	$0.31	$(3.29)
Diluted:
Before cumulative effect of accounting change	$(1.72)	$0.62	$0.63	$0.30	$(0.15)
Cumulative effect of accounting change	(3.14)				(3.14)

Net earnings (loss)	$(4.86)	$0.62	$0.63	$0.30	$(3.29)

(c)
In the first quarter of 2002, the Company recorded an adjustment of $475.0 million ($308.8 million after tax) to the reserve for estimated future asbestos-related costs. The net after-tax effect of this charge is a reduction in earnings per share of $2.11 (diluted).

(d)
Earnings per share are computed independently for each period presented. As such, the sums of the amounts calculated separately for each quarter do not equal the year-to-date amount.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9.(A).    CONTROLS AND PROCEDURES

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer(s) and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

        As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer(s) and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company's Chief Executive Officer(s) and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

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

Code of Business Conduct and Ethics

        The Company's Code of Business Conduct and Ethics, which will be applicable to all directors, officers and employees of the Company, including the principal executive officer, the principal financial officer and the principal accounting officer, will be adopted by the Board of Directors and will be available on the Investor Relations section of the Company's website (www.o-i.com) on or about April 1, 2004. A copy of the Code will also be available in print to share owners upon request, addressed to the Corporate Secretary at Owens-Illinois, Inc., One SeaGate, Toledo, Ohio 43666. The Company intends to post amendments to or waivers from its Code of Business Conduct and Ethics (to the extent applicable to the Company's directors, executive officers or principal financial officers) at this location on its website.

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

	Equity Compensation Plan Information
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	10,397,416	$19.46	5,083,627
Equity compensation plans not approved by security holders	—	—	—

Total	10,397,416	$19.46	5,083,627

(1)
Represents options to purchase shares of the Company's common stock. There are no outstanding warrants or rights.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Information with respect to principal accounting fees and services is included in the Proxy Statement in the section entitled "Independent Auditors" and such information is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

ITEM 15.(A).    FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

        Index of Financial Statements and Financial Statement Schedules Covered by Report of Independent Auditors.

Page
(i) Registrant
Report of Independent Auditors	46
Consolidated Balance Sheets at December 31, 2003 and 2002	48-49
For the years ended December 31, 2003, 2002, and 2001
Consolidated Results of Operations	47
Consolidated Share Owners' Equity	50-51
Consolidated Cash Flows	52
Notes to the Consolidated Financial Statements	53-95
Exhibit Index	101-106
Financial Statement Schedule	Schedule Page
For the years ended December 31, 2003, 2002, and 2001:
II—Valuation and Qualifying Accounts (Consolidated)	S-1
All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule.
(ii) Separate Financial Statements of Affiliates Whose Securities Are Pledged As Collateral	107

ITEM 15.(B).    REPORTS ON FORM 8-K

        On October 22, 2003, the Registrant furnished a Form 8-K (Item 5 and 12) which included a press release dated October 21, 2003 setting forth its results of operations for the fiscal quarter ended September 30, 2003.

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
Supplemental Indenture, dated as of June 26, 2001 among Owens-Illinois, Inc., Owens-Illinois Group, Inc., Owens-Brockway Packaging, Inc. and The Bank of New York, as Trustee (May 15, 1997 Indenture) (filed as Exhibit 4.2 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended September 30, 2001, File No. 1-9576, and incorporated herein by reference).
4.5	—
Second Supplemental Indenture, dated as of May 27, 2003, among Owens-Illinois, Inc., Owens-Illinois Group, Inc., Owens-Brockway Packaging, Inc. and The Bank of New York, as Trustee (May 15, 1997 Indenture) (filed as Exhibit 4.12 to Owens-Brockway Glass Container Inc. registration statement on Form S-4 dated June 24, 2003, File No. 333-106399, and incorporated herein by reference).
4.6	—
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
4.11	—
Supplemental Indenture, dated as of June 26, 2001 among Owens-Illinois, Inc., Owens-Illinois Group, Inc., Owens-Brockway Packaging, Inc. and The Bank of New York, as Trustee (May 20, 1998 Indenture) (filed as Exhibit 4.1 to Owens-Illinois Inc.'s Form 10-Q for the quarter ended September 30, 2001, File No. 1-9576, and incorporated herein by reference).
4.12	—
Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions thereof of Convertible Preferred Stock of Owens-Illinois, Inc., dated May 15, 1998 (filed as Exhibit 4.10 to Owens-Illinois Inc.'s Form 8-K dated May 20, 1998, File No. 1-9576, and incorporated herein by reference).
4.13	—
First Amended and Restated Secured Credit Agreement, dated as of June 13, 2003, by and among the Borrowers named therein, Owens-Illinois General, Inc., as Borrower's Agent, Deutsche Bank Trust Company Americas, as Administrative Agent, and the other Agents, Arrangers and Lenders named therein (filed as Exhibit 4.19 to Owens-Brockway Glass Container Inc. registration statement on Form S-4 dated June 24, 2003, File No. 333-106399, and incorporated herein by reference).
4.14	—
Amended and Restated Intercreditor Agreement, dated as of June 13, 2003, by and among Deutsche Bank Trust Company Americas, as administrative agent for the lenders party to the Credit Agreement (as defined therein) and Deutsche Bank Trust Company Americas, as Collateral Agent (as defined therein) and any other parties thereto (filed as Exhibit 4.20 to Owens-Brockway Glass Container Inc. registration statement on Form S-4 dated June 24, 2003, File No. 333-106399, and incorporated herein by reference).
4.15	—
Amended and Restated Pledge Agreement, dated as of June 13, 2003, between Owens-Illinois Group, Inc., Owens-Brockway Packaging, Inc., and Deutsche Bank Trust Company Americas, as Collateral Agent (as defined therein) and any other parties thereto (filed as Exhibit 4.21 to Owens-Brockway Glass Container Inc. registration statement on Form S-4 dated June 24, 2003, File No. 333-106399, and incorporated herein by reference).
4.16	—
Amended and Restated Security Agreement, dated as of June 13, 2003, between Owens-Illinois Group, Inc., each of the direct and indirect subsidiaries of Owens-Illinois Group, Inc. signatory thereto and Deutsche Bank Trust Company Americas, as Collateral Agent (as defined therein) (filed as Exhibit 4.22 to Owens-Brockway Glass Container Inc. registration statement on Form S-4 dated June 24, 2003, File No. 333-106399, and incorporated herein by reference).
4.17	—
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
4.19	—
Second Supplemental Indenture, dated as of August 5, 2002, among Owens-Brockway Glass Container, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to Owens-Illinois Group Inc.'s Form 10-Q for the quarter ended September 30, 2002, File No. 33-13061, and incorporated herein by reference).
4.20	—
Third Supplemental Indenture, dated as of November 13, 2002, among Owens-Brockway Glass Container Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee (filed as Exhibit 4.4 to Owens-Illinois Group, Inc.'s Form S-4, File No. 333-103263, and incorporated herein by reference).
4.21	—
Additional Supplemental Indenture, dated as of December 18, 2002, among Owens-Brockway Glass Container Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee (filed as Exhibit 4.5 to Owens-Illinois Group, Inc.'s Form S-4, File No. 333-103263, and incorporated herein by reference).
4.22	—
Fourth Supplemental Indenture, dated as of May 6, 2003, among Owens-Brockway Glass Container Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee (filed as Exhibit 4.2 to Owens-Illinois Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, File No. 33-13061, and incorporated herein by reference).
4.23	—
Indenture, dated as of May 6, 2003, among Owens-Brockway Glass Container Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee (filed as Exhibit 4.3 to Owens-Illinois Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, File No. 33-13061, and incorporated herein by reference).
10.1	—
Lease Agreement dated as of May 21, 1980, between Owens-Illinois, Inc. and Leyden Associates Limited Partnership (filed as Exhibit 5 to Owens-Illinois Inc.'s Registration Statement, File No. 2-68022, and incorporated herein by reference).
10.2*	—
Amended and Restated Owens-Illinois Supplemental Retirement Benefit Plan (filed as Exhibit 10.1 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended June 30, 1998, File No. 1-9576, and incorporated herein by reference).
10.3*	—
First Amendment to Amended and Restated Owens-Illinois Supplemental Retirement Benefit Plan (filed as Exhibit 10.3 to Owens-Illinois, Inc.'s Form 10-K for the year ended December 31, 2000, File No. 1-9576, and incorporated herein by reference).
10.4*	—
Second Amendment to Amended and Restated Owens-Illinois Supplemental Retirement Benefit Plan (filed as Exhibit 10.1 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended March 31, 2002, File No. 1-9576, and incorporated herein by reference).

10.5*	—
Third Amendment to Amended and Restated Owens-Illinois Supplemental Retirement Benefit Plan (filed as Exhibit 10.1 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended March 31, 2003, File No. 1-9576, and incorporated herein by reference).
10.6*	—
Form of Employment Agreement between Owens-Illinois, Inc. and various Employees (filed as Exhibit 10(m) to Owens-Illinois, Inc.'s Form 10-K for the year ended December 31, 1987, File No. 1-9576, and incorporated herein by reference).
10.7*	—	Stock Option Plan for Directors of Owens-Illinois, Inc. (filed as Exhibit 4.3 to Owens-Illinois, Inc.'s Form S-8, File No. 33-57141, and incorporated herein by reference).
10.8*	—
First Amendment to Stock Option Plan for Directors of Owens-Illinois, Inc. (filed as Exhibit 10.10 to Owens-Illinois, Inc.'s Form 10-K for the year ended December 31, 1995, File No. 1-9576, and incorporated herein by reference).
10.9*	—
Form of Non-Qualified Stock Option Agreement for use under the Stock Option Plan for Directors of Owens-Illinois, Inc. (filed as Exhibit 4.4 to Owens-Illinois, Inc.'s Form S-8, File No. 33-57141, and incorporated herein by reference).
10.10*	—
Second Amended and Restated Stock Option Plan for Key Employees of Owens-Illinois, Inc. (filed as Exhibit 10.20 to Owens-Illinois, Inc.'s Form 10-K for the year ended December 31, 1994, File No. 1-9576, and incorporated herein by reference).
10.11*	—
First Amendment to Second Amended and Restated Stock Option Plan for Key Employees of Owens-Illinois, Inc. (filed as Exhibit 10.13 to Owens-Illinois, Inc.'s Form 10-K for the year ended December 31, 1995, File No. 1-9576, and incorporated herein by reference).
10.12*	—
Second Amendment to Second Amended and Restated Stock Option Plan for Key Employees of Owens-Illinois, Inc. (filed as Exhibit 10.1 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended June 30, 1997, File No. 1-9576, and incorporated herein by reference).
10.13*	—
Third Amendment to Second Amended and Restated Stock Option Plan for Key Employees of Owens-Illinois, Inc. (filed as Exhibit 10.1 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended September 30, 2000, File No. 1-9576, and incorporated herein by reference.)
10.14*	—
Form of Non-Qualified Stock Option Agreement for use under the Second Amended and Restated Stock Option Plan for Key Employees of Owens-Illinois, Inc. (filed as Exhibit 10.21 to Owens-Illinois, Inc.'s Form 10-K for the year ended December 31, 1994, File No. 1-9576, and incorporated herein by reference).
10.15*	—
Amended and Restated Owens-Illinois, Inc. Senior Management Incentive Plan (filed as Exhibit 10.15 to Owens-Illinois, Inc.'s Form 10-K for the year ended December 31, 1993, File No. 1-9576, and incorporated herein by reference).
10.16*	—
First Amendment to Amended and Restated Owens-Illinois, Inc. Senior Management Incentive Plan (filed as Exhibit 10.19 to Owens-Illinois, Inc.'s Form 10-K for the year ended December 31, 1995, File No. 1-9576, and incorporated herein by reference).

10.17*	—
Second Amendment to Amended and Restated Owens-Illinois, Inc. Senior Management Incentive Plan (filed as Exhibit 10.2 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended June 30, 1997, File No. 1-9576, and incorporated herein by reference).
10.18*	—
Third Amendment to Amended and Restated Owens-Illinois, Inc. Senior Management Incentive Plan (filed as Exhibit 10.3 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended June 30, 1997, File No. 1-9576, and incorporated herein by reference).
10.19*	—
Amended and Restated Owens-Illinois, Inc. Performance Award Plan (filed as Exhibit 10.16 to Owens-Illinois, Inc.'s Form 10-K for the year ended December 31, 1993, File No. 1-9576, and incorporated herein by reference).
10.20*	—
First Amendment to Amended and Restated Owens-Illinois, Inc. Performance Award Plan (filed as Exhibit 10.4 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended June 30, 1997, File No. 1-9576, and incorporated herein by reference).
10.21*	—
Owens-Illinois, Inc. Directors Deferred Compensation Plan (filed as Exhibit 10.26 to Owens-Illinois, Inc.'s Form 10-K for the year ended December 31, 1995, File No. 1-9576, and incorporated herein by reference).
10.22*	—
First Amendment to Owens-Illinois, Inc. Directors Deferred Compensation Plan (filed as Exhibit 10.27 to Owens-Illinois, Inc.'s Form 10-K for the year ended December 31, 1995, File No. 1-9576, and incorporated herein by reference).
10.23*	—
Second Amendment to Owens-Illinois, Inc. Directors Deferred Compensation Plan (filed as Exhibit 10.2 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended March 31, 1997, File No. 1-9576, and incorporated herein by reference).
10.24*	—
Amended and Restated 1997 Equity Participation Plan of Owens-Illinois, Inc. (filed as Exhibit 10.1 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended June 30, 1999, File No. 1-9576, and incorporated herein by reference).
10.25*	—
First Amendment to Amended and Restated 1997 Equity Participation Plan of Owens-Illinois, Inc. (filed as Exhibit 10.1 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended June 30, 2002, File No. 1-9576, and incorporated herein by reference).
10.26*	—
Form of Non-Qualified Stock Option Agreement for use under the Amended and Restated 1997 Equity Participation Plan of Owens-Illinois, Inc. (filed as Exhibit 4.3 to Owens-Illinois, Inc.'s Form S-8, File No. 333-47691, and incorporated herein by reference).
10.27*	—
Form of Restricted Stock Agreement for use under the Amended and Restated 1997 Equity Participation Plan of Owens-Illinois, Inc. (filed as Exhibit 4.4 to Owens-Illinois, Inc.'s Form S-8, File No. 333-47691, and incorporated herein by reference).
10.28*	—
Form of Restricted Stock Agreement for use under the Amended and Restated 1997 Equity Participation Plan of Owens-Illinois, Inc. (filed as Exhibit 10.2 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended June 30, 1999, File No. 1-9576, and incorporated herein by reference).

10.29*	—
Amendment to Form of Restricted Stock Agreement for use under the Amended and Restated 1997 Equity Participation Plan of Owens-Illinois, Inc. (filed as Exhibit 10.26 to Owens-Illinois, Inc.'s Form 10-K for the year ended December 31, 2001, File No. 1-9576, and incorporated herein by reference).
10.30*	—
Form of Phantom Stock Agreement for use under the Amended and Restated 1997 Equity Participation Plan of Owens-Illinois, Inc. (filed as Exhibit 10.3 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended June 30, 1999, File No. 1-9576, and incorporated herein by reference).
10.31*	—
Amendment to Form of Phantom Stock Agreement for use under the Amended and Restated 1997 Equity Participation Plan of Owens-Illinois, Inc. (filed as Exhibit 10.28 to Owens-Illinois, Inc.'s Form 10-K for the year ended December 31, 2001, File No. 1-9576, and incorporated herein by reference).
10.32*	—
Owens-Illinois, Inc. Executive Life Insurance Plan (filed as Exhibit 10.1 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended March 31, 2000, File No. 1-9576, and incorporated herein by reference).
10.33*	—
Owens-Illinois, Inc. Death Benefit Only Agreement (filed as Exhibit 10.2 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended March 31, 2000, File No. 1-9576, and incorporated herein by reference).
10.34*	—
Owens-Illinois, Inc. Executive Deferred Savings Plan (filed as Exhibit 10.1 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended September 30, 2001, File No. 1-9576, and incorporated herein by reference).
12	—	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends (filed herewith).
21	—	Subsidiaries of Owens-Illinois, Inc. (filed herewith).
23	—	Consent of Independent Auditors (filed herewith).
24	—	Owens-Illinois, Inc. Power of Attorney (filed herewith).
31.1	—	Certification of Principal Co-Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	—	Certification of Principal Co-Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	—	Certification of Principal Co-Executive Officer pursuant to 18 U.S.C Section 1350 (filed herewith).
32.2	—	Certification of Principal Co-Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350 (filed herewith).
*
Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c).

ITEM 15.(D).    SEPARATE FINANCIAL STATEMENTS OF AFFILIATES WHOSE SECURITIES ARE PLEDGED AS COLLATERAL.

1)
Financial statements of Owens-Brockway Packaging, Inc. and subsidiaries including consolidated balance sheets as of December 31, 2003 and 2002, and the related statements of operations, net parent investment, and cash flows for the years ended December 31, 2003, 2002 and 2001.

2)
Financial statements of Owens-Brockway Glass Container Inc. and subsidiaries including consolidated balance sheets as of December 31, 2003 and 2002, and the related statements of operations, net parent investment, and cash flows for the years ended December 31, 2003, 2002 and 2001.

3)
Financial statements of OI Plastic Products FTS, Inc. and subsidiaries including consolidated balance sheets as of December 31, 2003 and 2002, and the related statements of operations, net parent investment, and cash flows for the years ended December 31, 2003, 2002 and 2001.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Share Owner
Owens-Brockway Packaging, Inc.

We have audited the accompanying consolidated balance sheets of Owens-Brockway Packaging, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of results of operations, net Parent investment, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens-Brockway Packaging, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 in the Notes to the Consolidated Financial Statements, in 2002 the Company changed its accounting for goodwill.

Ernst & Young LLP

Toledo, Ohio
February 23, 2004

CONSOLIDATED RESULTS OF OPERATIONS

OWENS-BROCKWAY PACKAGING, INC.

	Years ended December 31,
	2003	2002	2001
	Millions of dollars
Revenues:
Net sales	$4,409.0	$4,058.9	$3,749.4
Other revenue	86.5	104.4	92.2

	4,495.5	4,163.3	3,841.6
Costs and expenses:
Manufacturing, shipping, and delivery	3,549.6	3,178.3	2,946.4
Research and development	15.7	9.7	10.5
Engineering	35.5	37.4	30.0
Selling and administrative	197.8	175.6	173.7
Net intercompany interest	30.6	88.6	156.3
Other interest expense	352.9	257.6	189.4
Other	219.3	22.9	159.0

	4,401.4	3,770.1	3,665.3

Earnings before items below	94.1	393.2	176.3
Provision for income taxes	48.2	105.8	87.3
Minority share owners' interests in earnings of subsidiaries	25.8	25.5	19.6

Earnings before cumulative effect of accounting change	20.1	261.9	69.4
Cumulative effect of accounting change		(47.0)

Net earnings	$20.1	$214.9	$69.4

See accompanying Notes to the Consolidated Financial Statements.

OWENS-BROCKWAY PACKAGING, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	Millions of dollars
Assets
Current assets:
Cash, including time deposits of $77.6 ($18.0 in 2002)	$150.6	$97.8
Receivables including amount from related parties of $9.5 ($14.4 in 2002), less allowances of $23.6 ($22.6 in 2002) for losses and discounts	628.3	584.6
Inventories	779.9	657.7
Prepaid expenses	38.5	24.3

Total current assets	1,597.3	1,364.4
Other assets:
Equity investments	131.0	172.8
Repair parts inventories	171.2	169.1
Prepaid pension	22.3	13.2
Deposits, receivables, and other assets	325.4	529.3
Goodwill	1,919.6	1,661.1

Total other assets	2,569.5	2,545.5
Property, plant, and equipment:
Land, at cost	137.9	132.7
Buildings and equipment, at cost:
Buildings and building equipment	637.4	582.1
Factory machinery and equipment	3,385.0	2,984.1
Transportation, office, and miscellaneous equipment	102.2	82.9
Construction in progress	110.7	111.2

	4,373.2	3,893.0
Less accumulated depreciation	2,063.0	1,730.5

Net property, plant, and equipment	2,310.2	2,162.5

Total assets	$6,477.0	$6,072.4

	December 31,
	2003	2002
	Millions of dollars
Liabilities and Net Parent Investment
Current liabilities:
Short-term loans	$28.6	$47.5
Accounts payable including amount to related parties of $25.1 ($28.3 in 2002)	427.1	397.8
Salaries and wages	101.6	94.4
U.S. and foreign income taxes	19.1	12.6
Other accrued liabilities	266.5	223.0
Long-term debt due within one year	27.2	30.6

Total current liabilities	870.1	805.9
External long-term debt	3,934.0	2,900.7
Deferred taxes	152.6	137.7
Other liabilities	560.0	472.8
Minority share owners' interests	161.6	142.3
Net Parent investment:
Investment by and advances from Parent	997.0	2,154.0
Accumulated other comprehensive loss	(198.3)	(541.0)

Total net Parent investment	798.7	1,613.0

Total liabilities and net Parent investment	$6,477.0	$6,072.4

        See accompanying Notes to the Consolidated Financial Statements.

OWENS-BROCKWAY PACKAGING, INC.

CONSOLIDATED NET PARENT INVESTMENT

	Years ended December 31,
	2003	2002	2001
	Millions of dollars
Investment by and advances to Parent
Balance at beginning of year	$2,154.0	$2,276.1	$3,900.3
Net intercompany transactions	(1,177.1)	(337.0)	(1,693.6)
Net earnings	20.1	214.9	69.4

Balance at end of year	997.0	2,154.0	2,276.1

Accumulated other comprehensive loss
Balance at beginning of year	(541.0)	(547.9)	(479.4)
Foreign currency translation adjustments	363.2	93.7	(66.0)
Change in minimum pension liability, net of tax	(19.3)	(91.5)
Change in fair value of certain derivative instruments, net of tax	(1.2)	4.7	(2.5)

Balance at end of year	(198.3)	(541.0)	(547.9)

Total net Parent investment	$798.7	$1,613.0	$1,728.2

Total comprehensive income (loss)
Net earnings	$20.1	$214.9	$69.4
Foreign currency translation adjustments	363.2	93.7	(66.0)
Change in minimum pension liability, net of tax	(19.3)	(91.5)
Change in fair value of certain derivative instruments, net of tax	(1.2)	4.7	(2.5)

Total comprehensive income	$362.8	$221.8	$0.9

        See accompanying Notes to the Consolidated Financial Statements.

OWENS-BROCKWAY PACKAGING, INC.

CONSOLIDATED CASH FLOWS

	Years ended December 31,
	2003	2002	2001
	Millions of dollars
Operating activities:
Net earnings before cumulative effect of accounting change	$20.1	$261.9	$69.4
Non-cash charges (credits):
Depreciation	341.3	302.3	286.4
Amortization of deferred costs	34.2	32.2	72.3
Deferred tax provision (credit)	(3.0)	45.1	72.5
Restructuring costs and writeoffs of certain assets	165.5		65.2
Loss on sale of long-term notes receivable	37.4
Losses on asset sales			20.7
Other	(53.9)	(104.1)	(64.0)
Change in non-current operating assets	(17.5)	(6.3)	18.9
Change in non-current liabilities	(8.2)	(6.5)	(22.1)
Change in components of working capital	(41.2)	36.1	(28.7)

Cash provided by operating activities	474.7	560.7	490.6
Investing activities:
Additions to property, plant and equipment	(312.2)	(341.6)	(364.8)
Acquisitions, net of cash acquired		(15.3)	(169.0)
Proceeds from sale on long-term notes receivable	163.0
Net cash proceeds from divestitures and other	20.4	17.3	80.0

Cash utilized in investing activities	(128.8)	(339.6)	(453.8)
Financing activities:
Additions to long-term debt	2,154.4	2,129.2	2,593.0
Repayments of long-term debt	(1,133.2)	(2,002.0)	(918.5)
Increase (decrease) in short-term loans	(28.0)	17.4	(35.7)
Net change in intercompany debt	(1,127.2)	(295.2)	(1,643.0)
Net payments for debt-related hedging activity	(123.2)	(70.9)	(26.1)
Payment of finance fees	(43.8)	(27.7)	(45.3)

Cash utilized in financing activities	(301.0)	(249.2)	(75.6)
Effect of exchange rate fluctuations on cash	7.9	1.2	(6.1)

Increase (decrease) in cash	52.8	(26.9)	(44.9)
Cash at beginning of year	97.8	124.7	169.6

Cash at end of year	$150.6	$97.8	$124.7

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

        Nature of Operations    The Company is a leading manufacturer of glass container products. The Company's principal product lines in the Glass Containers product segment are glass containers for the food and beverage industries. The Company has glass container operations located in 19 countries. The principal markets and operations for the Company's glass products are in North America, Europe, South America, and Australia. One customer accounted for 11.5%, 12.8%, and 11.5% of the Company's sales in 2003, 2002, and 2001 respectively.

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

        Derivative Instruments    The Company uses interest rate swaps, currency swaps, and commodity futures contracts to manage risks generally associated with foreign exchange rate, interest rate and commodity market volatility. Derivative financial instruments are included on the balance sheet at fair value. All hedging instruments are designated and effective as hedges, in accordance with accounting principles generally accepted in the United States. If the underlying hedged transaction ceases to exist, all changes in fair value of the related derivatives that have not been settled are recognized in current earnings. The Company does not enter into derivative financial instruments for trading purposes and is not a party to leveraged derivatives. See Note 9 for additional information related to derivative instruments.

        Inventory Valuation    The Company values most U.S. inventories at the lower of last-in, first-out (LIFO) cost or market. Other inventories are valued at the lower of standard costs (which approximate average costs) or market.

        Goodwill    Goodwill represents the excess of cost over fair value of assets of businesses acquired. Through December 31, 2001, goodwill was being amortized over 40 years. In accordance with Statement of Financial Accounting Standards ("FAS") No. 142 (as described below in "New Accounting Standards"), goodwill is no longer being amortized, but is being evaluated annually, as of October 1, for impairment or more frequently if an impairment indicator exists.

        Intangible Assets and Other Long-Lived Assets    Intangible assets are amortized over the expected useful life of the asset. The Company evaluates the recoverability of amortizable intangible assets and other long-lived assets based on undiscounted projected cash flows, excluding interest and taxes, when factors indicate that impairment may exist. If impairment exists, the asset is written down to fair value.

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

        Foreign Currency Translation    The assets and liabilities of most subsidiaries and associates are translated at current exchange rates and any related translation adjustments are recorded directly in net Parent investment. For the year ended December 31, 2001, the Company's subsidiaries located in Venezuela operated in a "highly inflationary" economy. Therefore, certain assets of those subsidiaries were translated at historical exchange rates and all translation adjustments were reflected in the statements of Consolidated Results of Operations. During 2002, the subsidiaries in Venezuela were no longer considered operating in a "highly inflationary" economy. Assets and liabilities will be translated at current exchange rates with any related translation adjustments being recorded directly to net Parent investment.

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

        All options have been granted at prices equal to the market price of OI Inc.'s common stock on the date granted. Accordingly, the Company recognizes no compensation expense related to the stock option plans. OI Inc. has adopted the disclosure-only provisions of FAS No. 123, "Accounting for Stock-Based Compensation."

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

New Accounting Standards

        FAS No. 132 (Revised). In December 2003, the Financial Accounting Standards Board issued FAS No. 132 (Revised) "Employers' Disclosure about Pensions and Other Postretirement Benefits". The revised statement requires additional disclosures to those in the original FAS No. 132 about the assets, obligations, cash flows, and net periodic benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Except for certain disclosures for foreign pension plans and for benefit obligations, FAS No. 132 (Revised) is effective for financial statements with fiscal years ending after December 15, 2003 and was adopted by the Company.

        FAS No. 142. On January 1, 2002, the Company adopted FAS No. 142, "Goodwill and Other Intangible Assets". As required by FAS No. 142, Goodwill is no longer being amortized, but is being evaluated annually as of October 1, for impairment or more frequently if an impairment indicator exists.

        The following earnings for 2001 have been presented on an adjusted basis to eliminate goodwill amortization of $45.2 million, as required by FAS No. 142. The earnings for 2003 and 2002 have been presented to provide comparative data to the 2001 adjusted earnings.

	2003	2002	2001
	(Actual)	(Actual)	(Adjusted)
Earnings before cumulative effect of accounting change	$20.1	$261.9	$114.6
Net earnings	$20.1	$214.9	$114.6

        FAS No. 145. In April 2002, the FASB issued FAS No. 145, "Rescission of FASB Statements No. 4, No. 44, and No. 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other things, FAS No. 145 requires gains and losses from early extinguishment of debt to be included in income from continuing operations instead of being classified as extraordinary items as previously required by generally accepted accounting principles. FAS No. 145 is effective for fiscal years beginning after May 15, 2002 and was adopted by the Company on January 1, 2003. Any gain or loss on early extinguishment of debt that was classified as an extraordinary item in periods prior to adoption must be reclassified into income from continuing operations. The Company has reclassified $8.8 million of extraordinary charges for 2002. Interest expense was increased by $14.1 million and the provision for income taxes was decreased by $5.3 million for 2002.

        FIN 46 (Revised). In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 sets forth the criteria used in determining whether an investment in a variable interest entity ("VIE") should be consolidated and is based on the general premise that a company that controls another entity through interests other than voting interests should consolidate the controlled entity. FIN No. 46 is effective at the end of periods ending after December 15, 2003 for companies that have interest in structures that are commonly referred to as special-purpose entities. FIN No. 46 is effective for all other types of variable interest entities for periods ending after March 15, 2004. The Company does not have an interest in any structure that would be considered a special-purpose entity and therefore, FIN No. 46 will be adopted by the Company on March 31, 2004. Adoption of this interpretation is not expected to have a material impact on the Company's results of operations or financial position.

2.    Changes in Components of Working Capital Related to Operations

        Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

	2003	2002	2001
Decrease (increase) in current assets:
Short-term investments	$—	$—	$3.6
Receivables	33.7	(9.5)	2.3
Net intercompany receivable	9.2	(18.6)	17.2
Inventories	(29.1)	(49.5)	24.3
Prepaid expenses	2.7	(10.0)	0.8
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	(64.2)	106.4	(46.3)
Salaries and wages	(6.2)	4.5	1.4
U.S. and foreign income taxes	12.7	12.8	(32.0)

	$(41.2)	$36.1	$(28.7)

3.    Inventories

       Major classes of inventory are as follows:

	2003	2002
Finished goods	$650.7	$539.6
Work in process	7.9	6.8
Raw materials	64.6	60.1
Operating supplies	56.7	51.2

	$779.9	$657.7

        If the inventories which are valued on the LIFO method had been valued at standard costs, which approximate current costs, consolidated inventories would be higher than reported by $17.2 million and $14.5 million, at December 31, 2003 and 2002, respectively.

        Inventories which are valued at the lower of standard costs (which approximate average costs), or market at December 31, 2003 and 2002 were approximately $617.0 million and $504.2 million, respectively.

4.    Equity Investments.

        Summarized information pertaining to the Company's equity associates follows:

	2003	2002
At end of year:
Equity in undistributed earnings:
Foreign	$88.3	$89.2
Domestic	13.9	17.6

Total	$102.2	$106.8

Equity in cumulative translation adjustment	$(38.2)	$(51.3)

	2003	2002	2001
For the year:
Equity in earnings:
Foreign	$15.1	$8.5	$7.3
Domestic	9.9	17.6	11.6

Total	$25.0	$26.1	$18.9

Dividends received	$31.1	$29.0	$18.2

5.    External Long-Term Debt

        The following table summarizes the external long-term debt of the Company at December 31, 2003 and 2002:

	2003	2002
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$1,158.7
Term Loans
A Term Loan	460.0
B Term Loan	840.0
Senior Secured Notes:
8.875%, due 2009	1,000.0	1,000.0
7.75%, due 2011	450.0
8.75%, due 2012	625.0	625.0
Senior Notes:
8.25%, due 2013	450.0
Other	136.2	147.6

	3,961.2	2,931.3
Less amounts due within one year	27.2	30.6

External long-term debt	$3,934.0	$2,900.7

        On June 13, 2003, the Company and another subsidiary of OI Group entered into an Amended and Restated Secured Credit Agreement (the "Agreement") which provides for up to $1.9 billion of credit. The Agreement consists of a $600 million revolving credit facility and a $460 million A term loan, each of which has a final maturity date of April 1, 2007, and an $840 million B term loan, which has a final maturity date of April 1, 2008. Proceeds from borrowings under the Agreement were used to repay all amounts outstanding under the Company's $1.9 billion previous credit agreement which had been scheduled to mature on March 31, 2004.

        At December 31, 2003, the Company and its subsidiaries had unused credit of $438.1 million available under the Agreement.

        The interest rate on borrowings under the Revolving Credit Facility is, at the borrower's option, the Base Rate or a reserve adjusted Eurodollar rate. The interest rate on borrowings under the Revolving Credit Facility also includes a margin linked to the Company's Consolidated Leverage Ratio, as defined in the Agreement. The margin is limited to ranges of 1.75% to 2.00% for Eurodollar loans and .75% to 1.00% for Base Rate loans. The interest rate on Overdraft Account loans is the Base Rate minus .50%. The weighted average interest rate on borrowings outstanding under the Agreement at December 31, 2003 was 3.94%. Including the effects of cross-currency swap agreements related to borrowings under the Agreement by the Company's Australian and Canadian subsidiaries, as discussed in Note 9, the weighted average interest rate was 6.78%. While no compensating balances are required by the Agreement, the Borrowers must pay a facility fee on the Revolving Credit Facility commitments of .50%.

        The Agreement requires, among other things, the maintenance of certain financial ratios, and restricts the creation of liens and certain types of business activities and investments.

        Borrowings under the Agreement are secured by substantially all the assets of the Company, its domestic subsidiaries and certain foreign subsidiaries, which have a book value of approximately $2.2 billion. Borrowings are also secured by a pledge of intercompany debt and equity in most of the Company's domestic subsidiaries and certain stock of certain foreign subsidiaries.

        During May 2003, the Company issued Senior Secured Notes totaling $450 million and Senior Notes totaling $450 million. The notes bear interest at 7.75% and 8.25%, respectively, and are due May 15, 2011 and May 15, 2013, respectively. Both series of notes are guaranteed by OI Group and substantially all of its domestic subsidiaries. In addition, the assets of substantially all of OI Group's domestic subsidiaries are pledged as security for the Senior Secured Notes. The indentures for the 7.75% Senior Secured Notes and the 8.25% Senior Notes have substantially the same restrictions as the 8.875% and 8.75% Senior Secured Notes. The Company used the net proceeds from the notes of approximately $880 million to purchase in a tender offer $263.5 million of OI Inc.'s $300 million 7.85% Senior Notes due 2004 and to repay borrowings under the previous credit agreement. Concurrently, available credit under the previous credit agreement was reduced to approximately $1.9 billion. As part of the issuance of these notes and the related tender offer, the Company recorded in the second quarter of 2003 additional interest charges of $12.6 million for note repurchase premiums and the related write-off of unamortized finance fees and $3.6 million for the write-off of unamortized finance fees related to the reduction of available credit under the previous credit agreement.

        Annual maturities for all of the Company's long-term debt through 2008 are as follows: 2004, $27.2 million; 2005, $59.7 million; 2006, $20.1 million; 2007, $474.9 million; and 2008, $845.5 million.

        Interest paid in cash aggregated $324.8 million for 2003, $204.1 million for 2002, and $180.5 million for 2001.

        Fair values at December 31, 2003, of the Company's significant fixed rate debt obligations are as follows:

	Principal Amount (millions of dollars)	Indicated Market Price	Fair Value (millions of dollars)
Senior Secured Notes:
8.875%	$1,000.0	$109.50	$1,095.0
7.75%	450.0	106.25	478.1
8.75%	625.0	110.75	692.2
Senior Notes:
8.25%	450.0	106.25	478.1

6.    Guarantees of Debt

        OI Group and the Company guarantee OI Inc.'s senior notes and debentures on a subordinated basis. The fair value of the OI Inc. debt being guaranteed was $1,471.6 million at December 31, 2003.

7.    Operating Leases

        Rent expense attributable to all warehouse, office buildings, and equipment operating leases was $68.8 million in 2003, $54.7 million in 2002, and $51.7 million in 2001. Minimum future rentals under operating leases are as follows: 2004, $43.2 million; 2005, $28.4 million; 2006, $22.4 million; 2007, $21.9 million; and 2008, $10.8 million; and 2009 and thereafter, $19.6 million.

8.    Foreign Currency Translation

        Aggregate foreign currency exchange gains (losses) included in other costs and expenses were $2.2 million in 2003, $0.4 million in 2002, and $3.9 million in 2001.

9.    Derivative Instruments

        The terms of the Amended and Restated Secured Credit Agreement require that borrowings under the Agreement be denominated in U.S. dollars. In order to manage the exposure to fluctuating foreign exchange rates created by U.S. dollar borrowings by the Company's international affiliates, the Company has entered into currency swaps for the principal amount of certain affiliates' borrowings under the Agreement and for their interest payments due under the Agreement.

        During the second quarter of 2003, the Company's subsidiary in Australia entered into a number of agreements that swap a total of U.S. $666 million of borrowings into 1,050 million Australian dollars. These derivative instruments swap both the interest and principal from U.S. dollars to Australian dollars and also swap the interest rate from a U.S.-based rate to an Australian-based rate. These agreements have various maturity dates ranging from April 2004 through May 2005.

        The Company's subsidiaries in Australia, Canada, the United Kingdom and several other European countries have also entered in short term forward exchange contracts which effectively swap additional intercompany and external borrowings by each affiliate into its local currency. These contracts swap both the interest and principal amount of borrowings in excess of amounts covered by the swap contracts described above.

        The Company recognizes the above derivatives on the balance sheet at fair value, and the Company accounts for them as fair value hedges. Accordingly, the changes in the value of the swaps are recognized in current earnings and are expected to substantially offset any exchange rate gains or losses on the related U.S. dollar borrowings. For year ended December 31, 2003, the amount not offset was immaterial.

        In the fourth quarter of 2003, the Company entered into a series of interest rate swap agreements with a total notional amount of $700 million that mature from 2007 through 2010. The swaps were executed in order to: (i) convert a portion of the Company's intercompany fixed-rate debt into floating-rate debt; (ii) maintain a capital structure containing appropriate amounts of fixed and floating-rate debt; and (iii) reduce net interest payments and expense in the near-term.

        The Company's fixed-to-variable interest rate swaps are accounted for as fair value hedges. Because the relevant terms of the swap agreements match the corresponding terms of the intercompany notes, there is no hedge ineffectiveness. Accordingly, as required by FAS No. 133 the Company recorded the fair market values of the swaps as a net other long-term liability along with a corresponding net decrease to the hedged debt.

        Under the swaps the Company receives fixed rate interest amounts (equal to interest on the corresponding note hedged) and pays interest at a six month U.S. LIBOR rate (set in arrears) plus a margin spread (see table below). The interest rate differential on each swap is recognized as an adjustment of interest expense over the term of the agreement.

        The following selected information relates to fair value at December 31, 2003 of swaps of OI Inc.'s public notes made by the Company through intercompany loans (based on a projected U.S. LIBOR rate of 1.49%):

	Amount Hedged	Average Receive Rate	Average Spread	Asset (Liability) Recorded
Senior Notes due 2007	$200.0	8.10%	4.3%	$1.3
Senior Notes due 2008	250.0	7.35%	3.5%	(1.2)
Senior Debentures due 2010	250.0	7.50%	3.2%	(1.7)

Total	$700.0			$(1.6)

        The Company also uses commodity futures contracts related to forecasted natural gas requirements. The objective of these futures contracts is to limit the fluctuations in prices paid for natural gas and the potential volatility in earnings or cash flows from future market price movements. The Company continually evaluates the natural gas market with respect to its future usage requirements. The Company generally evaluates the natural gas market for the next twelve to eighteen months and continually enters into commodity futures contracts in order to hedge a portion of its usage requirements through the next twelve to eighteen months. At December 31, 2003, the Company had entered into commodity futures contracts for approximately 75% (approximately 18,000,000 MM BTUs) of its expected North American natural gas usage for the full year of 2004.

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

        The above futures contracts are accounted for as cash flow hedges at December 31, 2003. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting anticipated cash flows of the hedged transactions. For hedged forecasted transactions, hedge accounting will be discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses will be recorded to earnings immediately.

        At December 31, 2003, an unrealized net gain of $1.0 million, after tax of $0.5 million, related to these commodity futures contracts was included in OCI. There was no ineffectiveness recognized during the years ended December 31, 2003 and 2002.

        The Company's international subsidiaries may enter into short-term forward exchange agreements to purchase foreign currencies at set rates in the future. These foreign currency forward exchange agreements are used to limit exposure to fluctuations in foreign currency exchange rates for all significant planned purchases of fixed assets or commodities that are denominated in a currency other than the affiliate's functional currency. Subsidiaries may also use forward exchange agreements to offset the foreign currency risk for receivables and payables not denominated in their functional currency. The Company records these short-term forward exchange agreements on the balance sheet at fair value and changes in the fair value are recognized in current earnings.

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

        The following table lists the beginning balance, yearly activity and ending balance of each component of accumulated other comprehensive income (loss):

	Net Effect of Exchange Rate Fluctuations	Deferred Tax Effect for Translation of Equity Investment	Change in Minimum Pension Liability, Net of Tax	Change in Certain Derivative Instruments, Net of Tax	Total Accumulated Comprehensive Income (Loss)
Balance on January 1, 2001	$(503.8)	$24.4	$—	$—	$(479.4)
2001 Change	(68.6)	2.6		(2.5)	(68.5)

Balance on December 31, 2001	(572.4)	27.0		(2.5)	(547.9)
2002 Change	94.7	(1.0)	(91.5)	4.7	6.9

Balance on December 31, 2002	(477.7)	26.0	(91.5)	2.2	(541.0)
2003 Change	367.7	(4.5)	(19.3)	(1.2)	342.7

Balance on December 31, 2003	$(110.0)	$21.5	$(110.8)	$1.0	$(198.3)

        The change in minimum pension liability for 2002 and 2003 was net of tax of $39.2 million and $1.4 million, respectively. The change in minimum pension liability for 2003 included $10.1 million (14.7 million pretax) of translation effect on the minimum pension liability recorded in 2002.

        The change in certain derivative instruments for 2001, 2002 and 2003 was net of tax of $1.3 million, $2.5 million, and $0.7 million, respectively.

11.    Income Taxes

        Deferred income taxes reflect: (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (2) carryovers and credits for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows:

	2003	2002
Deferred tax assets:
Tax loss carryovers	$138.8	$38.2
Accrued postretirement benefits	17.5
Other, principally accrued liabilities	185.6	73.1

Total deferred tax assets	341.9	111.3
Deferred tax liabilities:
Property, plant and equipment	196.4	161.6
Inventory	27.5	27.7
Other	82.2	59.3

Total deferred tax liabilities	306.1	248.6
Valuation allowance	(137.4)

Net deferred tax liabilities	$(101.6)	$(137.3)

        Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2003 and 2002 as follows:

	2003	2002
Prepaid expenses	$9.7	$0.4
Deposits, receivables, and other assets	41.3
Deferred tax liability	(152.6)	(137.7)

Net deferred tax liabilities	$(101.6)	$(137.3)

        The provision for income taxes consists of the following (certain amounts from prior years have been reclassified to conform to current year presentation):

	2003	2002	2001
Current:
U.S. Federal	$—	$—	$—
State	0.3	0.2	(0.3)
Foreign	50.9	65.8	15.1

	51.2	66.0	14.8

Deferred:
U.S. Federal	0.2	44.2	30.1
State	(1.8)	5.3	3.6
Foreign	(1.4)	(9.7)	38.8

	(3.0)	39.8	72.5

Total:
U.S. Federal	0.2	44.2	30.1
State	(1.5)	5.5	3.3
Foreign	49.5	56.1	53.9

	$48.2	$105.8	$87.3

        The provision for income taxes was calculated based on the following components of earnings (loss) before income taxes (certain amounts from prior years have been reclassified to conform to current year presentation):

	2003	2002	2001
Domestic	$(88.2)	$119.6	$58.3
Foreign	182.3	273.6	118.0

	$94.1	$393.2	$176.3

        Income taxes paid in cash were as follows:

	2003	2002	2001
Domestic	$0.4	$—	$0.2
Foreign	45.1	39.2	45.7

	$45.5	$39.2	$45.9

        A reconciliation of the provision for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows (certain amounts from prior years have been reclassified to conform to current year presentation):

	2003	2002	2001
Pretax earnings at statutory U.S. Federal tax rate	$33.0	$137.6	$61.7
Increase (decrease) in provision for income taxes due to:
Amortization of goodwill			15.1
Write-down of equity investment	25.0
State taxes, net of federal benefit	(1.0)	3.6	2.1
International rate differences	(12.4)	(28.7)	(3.4)
Loss on Ardagh note sale	11.2
Adjustment for non-U.S. tax law changes	(9.1)	(5.7)	6.0
Other items	1.5	(1.0)	5.8

Provision for income taxes	$48.2	$105.8	$87.3

Effective tax rate	51.1%	26.9%	49.5%

        The Company is included in OI Inc.'s consolidated tax returns. OI Inc. has net operating losses, alternative minimum tax credits, and research and development credits available to offset future U.S. Federal income tax.

        At December 31, 2003, the Company's equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $626.0 million. It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed.

        In 2003, the Company entered into an agreement with the trustee of an insolvent Canadian entity. At the conclusion of its insolvency proceedings, the entity was merged with the Company's Canadian operating subsidiary, thereby establishing a loss that can be carried forward and applied against future taxable earnings of the Company's Canadian manufacturing operations. Based on its historical and projected taxable earnings in Canada, the Company provided a valuation allowance for the net deferred tax assets in Canada, including the tax loss carryforwards. The Company presently intends to reverse a portion of the valuation allowance each year related to loss carryforwards that are utilized during the year.

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

	Years ended December 31,
	2003	2002	2001
Revenues:
Sales to affiliated companies	$0.8	$0.6	$1.0

Expenses:
Administrative services	17.7	19.4	18.5
Corporate management fee	16.6	16.7	16.3

Total expenses	$34.3	$36.1	$34.8

        The above expenses are recorded in the statement of operations as follows:

	Years ended December 31,
	2003	2002	2001
Cost of sales	$15.7	$17.3	$16.4
Selling, general, and adminstrative expenses	18.6	18.8	18.4

Total expenses	$34.3	$36.1	$34.8

        Intercompany interest is charged to the Company from OI Inc. based on intercompany debt balances. An interest rate is calculated monthly based on OI Inc's total consolidated monthly external debt balance and the related interest expense, including finance fee amortization and commitment fees. The calculated rate (7.4% at December 31, 2003) is applied monthly to the intercompany debt balance to determine intercompany interest expense.

13.    Pension Benefit Plans

        The Company participates in OI Inc.'s defined benefit pension plans for substantially all employees located in the United States. Benefits generally are based on compensation for salaried employees and on length of service for hourly employees. OI Inc.'s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements. Independent actuaries determine pension costs for each subsidiary of OI Inc. included in the plans; however, accumulated benefit obligation information and plan assets pertaining to each subsidiary have not been separately determined. As such, the accumulated benefit obligation and the plan assets related to the pension plans for domestic employees have been retained by another subsidiary of OI Inc. Net credits to results of operations for the Company's allocated portion of the domestic pension costs amounted to $40.1 million in 2003, $71.2 million in 2002, and $77.1 million in 2001.

        OI Inc. also sponsors several defined contribution plans for all salaried and hourly U.S. employees of the Company. Participation is voluntary and participants' contributions are based on their compensation. OI Inc. matches contributions of participants, up to various limits, in substantially all plans. OI Inc. charges the Company for its share of the match. The Company's share of the contributions to these plans amounted to $4.3 million in 2003, $4.9 million in 2002, and $4.8 million in 2001.

        The Company's subsidiaries in the United Kingdom, Australia and Canada also have pension plans covering substantially all employees. The following tables relate to the Company's principal defined benefit pension plans in the United Kingdom, Australia and Canada (the International Pension Plans).

        The International Pension Plans use a December 31 measurement date.

        The changes in the International Pension Plans benefit obligations for the year were as follows (certain amounts from prior year have been reclassified to conform to current year presentation):

	2003	2002
Obligations at beginning of year	$636.2	$544.4
Change in benefit obligations:
Service cost	14.6	11.2
Interest cost	39.2	32.6
Actuarial loss, including the effect of changing in discount rates	30.4	33.8
Participant contributions	5.1	3.6
Benefit payments	(46.6)	(31.8)
Foreign currency translation	110.6	41.5
Other	2.0	0.9

Net increase in benefit obligations	155.3	91.8

Obligations at end of year	$791.5	$636.2

        The changes in the fair value of the International Pension Plans' assets for the year were as follows (certain amounts from prior year have been reclassified to conform to current year presentation):

	2003	2002
Fair value at beginning of year	$441.5	$480.6
Change in fair value:
Actual gain (loss) on plan assets	61.0	(58.1)
Benefit payments	(46.6)	(31.8)
Employer contributions	34.3	14.1
Foreign currency translation	82.0	33.2
Other	5.1	3.5

Net increase (decrease) in fair value of assets	135.8	(39.1)

Fair value at end of year	$577.3	$441.5

        The funded status of the International Pension Plans at year end was as follows:

	2003	2002
Plan assets at fair value	$577.3	$441.5
Projected benefit obligations	791.5	636.2

Plan assets less than projected benefit obligations	(214.2)	(194.7)
Net unrecognized items:
Actuarial loss	239.3	195.3
Prior service cost	12.9	12.3

	252.2	207.6

Net amount recognized	$38.0	$12.9

        The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2003 and 2002 as follows:

	2003	2002
Prepaid pension	$22.3	$13.2
Other liabilities	(45.4)	(50.9)
Minimum pension liability, included with other liabilities	(107.3)	(92.2)
Intangible asset, included with deposits and other assets	12.4	12.1
Accumulated other comprehensive income	156.0	130.7

Net amount recognized	$38.0	$12.9

        The accumulated benefit obligation for all defined benefit pension plans was $716.2 million and $574.5 million at December 31, 2003 and 2002, respectively.

        The components of the International Pension Plans' net pension expense (credit) were as follows:

	2003	2002	2001
Service cost	$14.6	$11.2	$9.3
Interest cost	39.2	32.6	22.9
Expected asset return	(46.7)	(44.4)	(36.8)
Amortization:
Prior service cost	1.4	1.3	1.2
Loss	0.3

Net amortization	1.7	1.3	1.2

Net expense (credit)	$8.8	$0.7	$(3.4)

        The following information is for plans with accumulated benefit obligations in excess of the fair value of plan assets at year end:

	2003	2002
Accumulated benefit obligations	$632.3	$513.5
Fair value of plan assets	479.9	372.4

        The weighted average assumptions used to determine benefit obligations were as follows:

	2003	2002
Discount rate	5.68%	5.76%
Rate of compensation increase	3.86%	3.79%

        The weighted average assumptions used to determine net periodic pension costs were as follows:

	2003	2002	2001
Discount rate	5.76%	5.88%	5.30%
Rate of compensation increase	3.79%	3.97%	3.91%
Expected long-term rate of return on assets	7.56%	7.98%	8.36%

        Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases as presented above. Amortization included in net pension credits is based on the average remaining service of employees.

        As of December 31, 2002, the Company recognized a minimum pension liability for the pension plan in the United Kingdom that was equal to the difference between the accumulated benefit obligation over plan assets. In addition to eliminating the prepaid pension asset, additional amounts were recognized as an intangible asset and a reduction of equity. Pursuant to this requirement, the Company recorded a minimum pension liability of $92.2 million, an intangible asset of $12.1 million, and accumulated other comprehensive loss of $130.7 million. As of December 31, 2003, the Company updated the minimum pension liability from the December 31, 2002 amounts. Pursuant to this requirement, the Company reduced the minimum pension liability by $1.2 million, reduced the intangible asset by $1.5 million, and increased accumulated other comprehensive income by $4.8 million.

        As of December 31, 2003 and 2002, the Company recognized an additional minimum pension liability for the pension plan in Canada that was equal to the difference between the accumulated benefit obligation over plan assets in excess of accrued pension cost. In addition to recording the additional minimum liability, additional amounts were recognized as an intangible asset and a reduction of equity. Pursuant to this requirement, the Company recorded, as of December 31, 2003, an additional minimum pension liability of $6.2 million, an intangible asset of $0.3 million, and accumulated other comprehensive loss of $5.8 million.

        For 2003, the Company's weighted average expected long-term rate of return on assets was 7.56%. In developing this assumption, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions. The Company also considered its historical 10-year average return (through December 31, 2002), which was in line with the expected long-term rate of return assumption for 2003.

        The weighted average actual asset allocations and weighted average target allocation ranges by asset category for the Company's pension plan assets were as follows:

	Actual Allocation
Asset Category			Target Allocation Ranges
	2003	2002
Equity securites	68%	61%	58 – 68%
Debt securities	24%	30%	23 – 33%
Real estate	7%	8%	2 – 12%
Other	1%	1%	0 – 2%

Total	100%	100%

        It is the Company's policy to invest pension plan assets in a diversified portfolio consisting of an array of asset classes within the above target asset allocation ranges. The investment risk of the assets is limited by appropriate diversification both within and between asset classes. The assets for both the U.S. and non-U.S. plans are primarily invested in a broad mix of domestic and international equities, domestic and international bonds, and real estate, subject to the target asset allocation ranges. The assets are managed with a view to ensuring that sufficient liquidity will be available to meet expected cash flow requirements.

        The Company expects to contribute $29.4 million to its defined benefit pension plans in 2004.

        The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	Amount
2004	$36.9
2005	34.2
2006	35.3
2007	36.7
2008	39.9
2009 – 2013	233.7

14.    Postretirement Benefits Other Than Pensions

        OI Inc. provides certain retiree health care and life insurance benefits covering substantially all U.S. salaried and certain hourly employees and substantially all employees in Canada. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service. Independent actuaries determine postretirement benefit costs for each subsidiary of OI Inc.; however, accumulated postretirement benefit obligation information pertaining to each subsidiary has not been separately determined. As such, the accumulated postretirement benefit obligation has been retained by another subsidiary of OI Inc.

        Benefits provided by OI Inc. for certain hourly retirees of the Company are determined by collective bargaining. Most other domestic hourly retirees receive health and life insurance benefits from a multi-employer trust established by collective bargaining. Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $6.0 million in 2003, $6.2 million in 2002, and $6.3 million in 2001. Postretirement health and life benefits for retirees of foreign subsidiaries are generally provided through the national health care programs of the countries in which the subsidiaries are located.

        The Company's net periodic postretirement benefit cost, as allocated by OI Inc., for domestic employees was $8.0 million, $11.8 million, and $12.0 million at December 31, 2003, 2002, and 2001, respectively.

        The Company's subsidiary in Canada also has a postretirement benefit plan covering substantially all employees. The following tables relate to the Company's postretirement benefit plan in Canada.

        The changes in the Canadian postretirement benefit obligations were as follows (certain amounts from prior year have been reclassified to conform to current year presentation):

	2003	2002
Obligations at beginning of year	$40.4	$31.7
Change in benefit obligations:
Service cost	1.0	0.9
Interest cost	3.0	2.6
Actuarial loss, including the effect of changing discount rates	3.1
Benefit payments	(1.4)	(0.9)
Foreign currency translation	9.4	0.2
Other	(0.2)	5.9

Net change in benefit obligations	14.9	8.7

Obligations at end of year	$55.3	$40.4

        The funded status of the Canadian postretirement benefit plans at year end was as follows:

	2003	2002
Accumulated postretirement benefit obligations	$55.3	$40.4
Net unrecognized items:
Actuarial loss	(3.6)	(0.3)

Nonpension postretirement benefit obligations	$51.7	$40.1

        The Company's nonpension postretirement benefit obligations are included with other long term liabilities on the balance sheet.

        The components of the Canadian net postretirement benefit cost were as follows:

	2003	2002
Service cost	$1.0	$0.9
Interest cost	3.0	2.6

Net postretirement benefit cost	$4.0	$3.5

        The weighted average discount rate used to determine the accumulated postretirement benefit obligation was 6.0% and 6.5% at December 31, 2003 and 2002, respectively.

        The weighted average discount rate used to determine net postretirement benefit cost was 6.5% at December 31, 2003, 2002 and 2001.

        The weighted average assumed health care cost trend rates at December 31 were as follows:

	2003	2002
Health care cost trend rate assumed for next year	8.00%	8.50%
Rate to which the cost trend rate is assumed to decline
(ultimate trend rate)	5.50%	5.50%
Year that the rate reaches the ultimate trend rate	2009	2009

        Assumed health care cost trend rates affect on the amounts reported for the postretirement benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$0.7	$(0.6)
Effect on accumulated postretirement benefit obligations	6.7	(5.8)

        The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	Amount
2004	$1.6
2005	1.8
2006	1.9
2007	2.1
2008	2.3
2009 – 2013	14.0

        Benefits provided by OI Inc. for certain hourly retirees of the Company are determined by collective bargaining. Most other domestic hourly retirees receive health and life insurance benefits from a multi-employer trust established by collective bargaining. Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $6.0 million in 2003, $6.2 million in 2002, and $6.3 million in 2001. Postretirement health and life benefits for retirees of foreign subsidiaries are generally provided through the national health care programs of the countries in which the subsidiaries are located.

15.    Other Revenue

        Other revenue for the year ended December 31, 2001 includes $10.3 million from the sale of a minerals business in Australia.

16.    Other Costs and Expenses

        Other costs and expenses for the year ended December 31, 2003 included pretax charges of $202.9 million ($172.2 after tax) related to the following:

  •
  On July 11, 2003, the Company received payments totaling 100 million British pounds sterling (US$163.0 million) in connection with the sale to Ardagh Glass Limited of certain long-term notes receivable. The notes were received from Ardagh in 1999 by the Company's wholly-owned subsidiary, United Glass Limited, in connection with its sale of Rockware, a United Kingdom glass container manufacturer obtained in the 1998 acquisition of the worldwide glass and plastics packaging businesses of BTR plc. The notes were due in 2006 and interest had previously been paid in kind through periodic increases in outstanding principal balances. The proceeds from the sale of the notes were used to reduce outstanding borrowings under the Agreement. The notes were sold at a discount of approximately 22.6 million British pounds sterling which resulted in a loss of US$37.4 million (US$37.4 million after tax).

  •
  In August of 2003, the Company initiated a review of its Plastics Packaging assets in the Asia Pacific region. The review was completed during the fourth quarter of 2003. The Company used a combination of estimated divestment cash flows, which included bid prices from potential purchasers, and partial liquidation values for certain assets to determine the net realizable values of the assets. The Company compared the estimated net realizable values to the book values of the asset and determined that an asset impairment existed. As a result, the Company recorded a charge of $43.0 million ($30.1 million after tax) to write-down the assets to realizable values. Certain of the plastics businesses in the Asia Pacific region operate in highly competitive markets leading to reduced profit margins. In addition, the Company's PET container business has lost a significant amount of business in the past few years. The reduced business and overall excess capacity in the industry has caused a reduction in the overall value of the business. The Company has entered into an agreement to sell a significant portion of its Asia Pacific plastic business for approximately $60 million (excluding PET container operations). The sale of this business is subject to certain regulatory and other approvals.

  •
  During the fourth quarter of 2003, the Company determined that the value of its 25% investment in a North American soda ash mining operation was impaired and not likely to recover. Increasing global competition and recent development of foreign sources of soda ash have created significant excess capacity in that industry. The resulting competitive environment caused management of the soda ash mining operation to significantly lower its projections of earnings and cash flows. Following an evaluation of future estimated earnings and cash flows, the Company determined that its carrying value should be written down to estimated fair value and recorded a $50 million charge in the fourth quarter which substantially reduced the carrying value of this equity method investment.

  •
  In August 2003, the Company announced the permanent closing of its Hayward, California glass container factory. Production at the factory was suspended in June following a major leak in its only glass furnace. As a result, the Company recorded a capacity curtailment charge of $28.5 million ($17.8 million after tax) in the third quarter of 2003.

    The closing of this factory resulted in the elimination of approximately 170 jobs and a corresponding reduction in the Company's workforce. The Company expects to save approximately $12 million per year by closing this factory and moving the production to other locations. The Company anticipates that it will pay out approximately $15 million in cash related to severance, benefits, lease commitments, plant clean-up, and other plant closing costs. The Company expects that a substantial portion of these costs will be paid out by the end of 2005.

    In November 2003, the Company announced the permanent closing of its Milton, Ontario glass container factory. The closing of this factory is part of the Company's previously announced capacity utilization review. This closing is part of an effort to bring capacity and inventory levels in line with anticipated demand. As a result, the Company recorded a capacity curtailment charge of $20.1 million ($19.5 million after tax) in the fourth quarter of 2003.

    The closing of this factory in November 2003 resulted in the elimination of approximately 150 jobs and a corresponding reduction in the Company's workforce. The Company eventually expects to save approximately $8.5 million per year by closing this factory and moving the production to other locations. The Company anticipates that it will pay out approximately $8.0 million in cash related to severance, benefits, plant clean-up, and other plant closing costs. The Company expects that the majority of these costs will be paid out by the end of 2005.

    In December 2003, the Company announced the permanent closing of its Perth, Australia glass container factory. The closing of this factory is part of the Company's previously announced capacity utilization review. This closing is part of an effort to reduce overall capacity in Australia and bring inventory levels in line with anticipated demand. The Perth plant's western location and small size contributed to the plant being a higher cost facility that was no longer economically feasible to operate. As a result, the Company recorded a capacity curtailment charge of $23.9 million ($17.4 million after tax) in other costs and expenses in the results of operations for 2003.

    The closing of this factory in December 2003 resulted in the elimination of approximately 107 jobs and a corresponding reduction in the Company's workforce. The Company expects to save approximately $9 million per year by closing this factory and eventually moving the production to other locations. The Company anticipates that it will pay out approximately $10 million in cash related to severance, benefits, plant clean-up, and other plant closing costs. The Company expects that the majority of these costs will be paid out by third quarter of 2004.

    Selected information related to the above glass container factory closings is as follows:

	Hayward	Milton	Perth	Total
Plant closing charges	$28.5	$20.1	$23.9	$72.5
Write-down of assets to net realizable value	(12.2)	(6.4)	(14.0)	(32.6)
Net cash paid	(4.1)	(1.7)	(4.5)	(10.3)

Remaining accruals related to plant closing charges as of December 31, 2003	$12.2	$12.0	$5.4	$29.6

Other costs and expenses for the year ended December 31, 2001 include pretax charges of $96.2 million related to the following:

  •
  Impairment charges of $25.2 million to write down the majority of the long-lived assets at the Company's glass container facility in Puerto Rico. While the Company intended to continue to operate this facility, an analysis of cash flows indicated that the long-lived assets, including buildings, furnaces and factory equipment, were impaired.

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

  •
  Other costs of $4.5 million related to closing facilities and reducing workforce. The total workforce reductions involved approximately 220 employees at a cost of approximately $4.0 million, substantially all of which had been paid out at December 31, 2002.

  •
  A charge of $31.0 million related to the loss on the sale of the Company's facilities in India.

        Actions related to the 2001 restructuring and impairment charges were substantially completed during 2002.

        Selected information relating to the restructuring accruals that resulted from the 2001 and 2000 restructuring programs follow:

	Capacity realignment	Write-down of impaired property, plant and equipment	Total
Restructuring accruals at January 1, 2001	$57.2	$—	$57.2
Restructuring program and impairment	23.5	41.7	65.2
Write-down of assets to net realizable value	(33.7)	(41.7)	(75.4)
Net cash paid	(24.2)		(24.2)

Remaining accruals at December 31, 2001	22.8	—	22.8
Write-down of assets to net realizable value	(6.9)		(6.9)
Net cash paid	(8.2)		(8.2)
Reversal of previous restructuring charges	(5.1)		(5.1)

Remaining accruals at December 31, 2002	$2.6	$—	$2.6

        Capacity realignment included charges for plant closing costs, severance benefits, and write-downs of assets for disposal or abandonment as a result of restructuring of manufacturing capacity. Write-downs of assets represented the majority of the charges for 2001.

        At the end of 2002, the 2001 and 2000 restructuring programs were substantially completed and the remaining accruals were no longer deemed to be material; therefore, the activity in these restructuring accruals has not been presented for 2003.

17.    Contingencies

        Litigation is pending against the Company, in many cases involving ordinary and routine claims incidental to the business of the Company and in others presenting allegations that are nonroutine and involve compensatory, punitive or treble damage claims as well as other types of relief. The ultimate legal and financial liability of the Company in respect to this pending litigation cannot be estimated with certainty. However, the Company believes, based on its examination and review of such matters and experience to date, that such ultimate liability will not have a material adverse effect on its results of operations or financial condition.

18.    Geographic Information

        The Company operates in the rigid packaging industry. The Company has one primary reportable product segment within the rigid packaging industry: Glass Containers. The Glass Containers segment includes operations in North America, Europe, the Asia Pacific region, and South America.

        The Company currently evaluates performance and allocates resources based on earnings before interest income, interest expense, provision for income taxes, minority share owners' interests in earnings of subsidiaries and cumulative effect of accounting change ("EBIT") excluding amounts related to certain items that management considers not representative of ongoing operations and, for periods prior to 2002, excluding goodwill amortization ("Segment EBIT"). Net sales as shown in the geographic segment information are based on the location of the Company's affiliate which recorded the sales.

        Financial information regarding the Company's geographic segments is as follows:

	North America	Europe	Asia Pacific	South America	Total Geographic Segments
Net sales:
2003	$1,876.7	$1,245.3	$798.8	$488.2	$4,409.0
2002	1,911.4	994.0	694.2	459.3	4,058.9
2001	1,662.2	909.7	660.6	516.9	3,749.4

Segment EBIT:
2003	$276.4	$170.2	$118.9	$96.2	$661.7
2002	385.8	115.9	127.0	90.1	718.8
2001	329.7	95.4	120.6	92.7	638.4

Items excluded from Segment EBIT:
2003:
Capacity curtailment charge	$(48.6)		$(23.9)		$(72.5)
Write-down of equity investment	(50.0)				(50.0)
Write-down of Plastics Packaging assets in the Asia Pacific region			(43.0)		(43.0)
Loss on the sale of notes receivable		$(37.4)			(37.4)
2001:
Gain on the sale of a minerals business in Australia			10.3		10.3
Restructuring and impairment charges	(35.1)	(6.1)	(0.8)	$(23.2)	(65.2)
Special employee benefit programs	(4.4)	(0.7)	(2.3)	(0.2)	(7.6)
Loss on the sale of the Company's facilities in India			(31.0)		(31.0)

        One customer accounted for 11.5%, 12.8%, and 11.5% of the Company's sales in 2003, 2002, and 2001 respectively.

        The Company's net fixed assets by location are as follows:

	United States	Foreign	Total
2003	$589.7	$1,720.5	$2,310.2
2002	615.9	1,546.6	2,162.5
2001	605.0	1,498.3	2,103.3

        Reconciliations to consolidated totals are as follows:

	2003	2002	2001
Revenues:
Net sales	$4,409.0	$4,058.9	$3,749.4
Royalties and net technical assistance	17.9	18.0	17.2
Equity earnings	25.0	26.1	18.9
Interest	18.8	20.6	22.3
Other	24.8	39.7	33.8

Total	$4,495.5	$4,163.3	$3,841.6

Reconciliation of Segment EBIT to earnings before income taxes, minority share owners' interests in earnings of subsidiaries and cumulative effect of accounting change:
Segment EBIT	$661.7	$718.8	$638.4
Items excluded from Segment EBIT	(202.9)		(93.5)
Amortization of goodwill			(45.2)
Interest expense	(383.5)	(346.2)	(345.7)
Interest income	18.8	20.6	22.3

Total	$94.1	$393.2	$176.3

19.    Additional Interest Charges from Early Extinguishment of Debt

        During 2003, the Company recorded additional interest charges of $12.6 million ($7.9 million after tax) for note repurchase premiums and related write-off of unamortized finance fees and $3.6 million ($2.5 million after tax) for the write-off of unamortized finance fees related to the reduction of available credit under the Company's previous bank credit agreement. During 2002, the Company wrote off unamortized deferred financing fees related to indebtedness repaid prior to its scheduled maturity. As a result, the Company recorded additional interest charges totaling $15.4 million ($9.6 million after tax). During 2001, the Company wrote off unamortized deferred financing fees related to indebtedness repaid prior to its scheduled maturity. As a result, the Company recorded additional interest charges totaling $6.6 ($4.1 million after tax). These 2002 and 2001 charges had been previously reported as extraordinary charges, net of income taxes, and were reclassified, as detailed above, to interest expense and provision for income taxes in accordance with FAS No. 145.

20.    Subsequent Events (Unaudited)

        On February 18, 2004, the Company announced that it has entered into exclusive negotiations to acquire BSN Glasspack, S.A., the second largest glass container manufacturer in Europe, from Glasspack Participations, a company controlled by investment funds advised by CVC Capital Partners Europe.

        Total consideration for the acquisition would be approximately 1,160 million euros (US$1,460 million) in cash, including the assumption of debt. The Company is currently in negotiations with the lenders under the Agreement in order to amend the Agreement to allow additional borrowings to fund the acquisition. BSN has initiated consultations with the appropriate employee works councils in accordance with applicable labor laws. The acquisition would be subject to regulatory approval, with the closing expected in the second quarter of 2004.

21.    Goodwill

        The changes in the carrying amount of goodwill for the years ended December 31, 2001, 2002 and 2003 are as follows:

Balance as of January 1, 2001	$1,602.3
Goodwill acquired during the year	85.8
Amortization	(45.2)
Translation effects	(66.6)
Other changes	(20.1)

Balance as of December 31, 2001	1,556.2
Write-down of goodwill	(47.0)
Translation effects	101.8
Other changes, principally adjustments to purchase price	50.1

Balance as of December 31, 2002	1,661.1
Write-down of goodwill
Translation effects	285.5
Other changes, principally adjustments to acquisition-related deferred tax assets	(27.0)

Balance as of December 31, 2003	$1,919.6

        During the first quarter of 2002, the Company completed an impairment test under FAS No. 142 using the business enterprise value ("BEV") of each reporting unit. BEVs were calculated as of the measurement date, January 1, 2002, by determining the present value of debt-free, after-tax future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer. The BEV of each reporting unit was then compared to the book value of each reporting unit as of the measurement date to assess whether an impairment existed under FAS No. 142. Although the Company is principally a manufacturer of glass container products, it does own certain small entities which are part of OI Inc.'s consumer plastic products reporting unit. The Company determined that an impairment existed in the consumer plastic products reporting unit. Following a review of the valuation of the assets of the consumer plastic products reporting unit, the Company recorded an impairment charge of $47.0 million to reduce the reported value of its goodwill. As required by FAS No. 142, the transitional impairment loss has been recognized as the cumulative effect of a change in method of accounting.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Share Owner
Owens-Brockway Glass Container Inc.

        We have audited the accompanying consolidated balance sheets of Owens-Brockway Glass Container Inc. as of December 31, 2003 and 2002, and the related consolidated statements of results of operations, net Parent investment, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens-Brockway Glass Container Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

        As discussed in Note 1 in the Notes to the Consolidated Financial Statements, in 2002 the Company changed its accounting for goodwill.

                      Ernst & Young LLP

Toledo, Ohio
February 23, 2004

OWENS-BROCKWAY GLASS CONTAINER INC.

CONSOLIDATED RESULTS OF OPERATIONS

	Years ended December 31,
	2003	2002	2001
	Millions of dollars
Revenues:
Net sales	$4,409.0	$4,058.9	$3,749.4
Other revenue	86.5	104.4	92.2

	4,495.5	4,163.3	3,841.6
Costs and expenses:
Manufacturing, shipping, and delivery	3,549.6	3,178.3	2,946.4
Research and development	15.7	9.7	10.5
Engineering	35.5	37.4	30.0
Selling and administrative	197.8	175.6	173.7
Net intercompany interest	30.6	88.6	156.3
Other interest expense	352.9	257.6	189.4
Other	219.3	22.9	159.0

	4,401.4	3,770.1	3,665.3

Earnings before items below	94.1	393.2	176.3
Provision for income taxes	48.2	105.8	87.3
Minority share owners' interests in earnings of subsidiaries	25.8	25.5	19.6

Earnings before cumulative effect of accounting change	20.1	261.9	69.4
Cumulative effect of accounting change		(47.0)

Net earnings	$20.1	$214.9	$69.4

See accompanying Notes to the Consolidated Financial Statements.

OWENS-BROCKWAY GLASS CONTAINER INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(Millions of dollars)
Assets
Current assets:
Cash, including time deposits of $77.6 ($18.0 in 2002)	$150.6	$97.8
Receivables including amount from related parties of $9.5 ($14.4 in 2002), less allowances of $23.6 ($22.6 in 2002) for losses and discounts	628.3	584.6
Inventories	779.9	657.7
Prepaid expenses	38.5	24.3

Total current assets	1,597.3	1,364.4
Other assets:
Equity investments	131.0	172.8
Repair parts inventories	171.2	169.1
Prepaid pension	22.3	13.2
Deposits, receivables, and other assets	325.4	529.3
Goodwill	1,919.6	1,661.1

Total other assets	2,569.5	2,545.5
Property, plant, and equipment:
Land, at cost	137.9	132.7
Buildings and equipment, at cost:
Buildings and building equipment	637.4	582.1
Factory machinery and equipment	3,385.0	2,984.1
Transportation, office, and miscellaneous equipment	102.2	82.9
Construction in progress	110.7	111.2

	4,373.2	3,893.0
Less accumulated depreciation	2,063.0	1,730.5

Net property, plant, and equipment	2,310.2	2,162.5

Total assets	$6,477.0	$6,072.4

Liabilities and Net Parent Investment
Current liabilities:
Short-term loans	$28.6	$47.5
Accounts payable including amount to related parties of $25.1 ($28.3 in 2002)	427.1	397.8
Salaries and wages	101.6	94.4
U.S. and foreign income taxes	19.1	12.6
Other accrued liabilities	266.5	223.0
Long-term debt due within one year	27.2	30.6

Total current liabilities	870.1	805.9
External long-term debt	3,934.0	2,900.7
Deferred taxes	152.6	137.7
Other liabilities	560.0	472.8
Minority share owners' interests	161.6	142.3
Net Parent investment:
Investment by and advances from Parent	997.0	2,154.0
Accumulated other comprehensive loss	(198.3)	(541.0)

Total net Parent investment	798.7	1,613.0

Total liabilities and net Parent investment	$6,477.0	$6,072.4

See accompanying Notes to the Consolidated Financial Statements.

OWENS-BROCKWAY GLASS CONTAINER INC.

CONSOLIDATED NET PARENT INVESTMENT

	Years ended December 31,
	2003	2002	2001
	Millions of dollars
Investment by and advances to Parent
Balance at beginning of year	$2,154.0	$2,276.1	$3,900.3
Net intercompany transactions	(1,177.1)	(337.0)	(1,693.6)
Net earnings	20.1	214.9	69.4

Balance at end of year	997.0	2,154.0	2,276.1

Accumulated other comprehensive loss
Balance at beginning of year	(541.0)	(547.9)	(479.4)
Foreign currency translation adjustments	363.2	93.7	(66.0)
Change in minimum pension liability, net of tax	(19.3)	(91.5)
Change in fair value of certain derivative instruments, net of tax	(1.2)	4.7	(2.5)

Balance at end of year	(198.3)	(541.0)	(547.9)

Total net Parent investment	$798.7	$1,613.0	$1,728.2

Total comprehensive income (loss)
Net earnings	$20.1	$214.9	$69.4
Foreign currency translation adjustments	363.2	93.7	(66.0)
Change in minimum pension liability, net of tax	(19.3)	(91.5)
Change in fair value of certain derivative instruments, net of tax	(1.2)	4.7	(2.5)

Total comprehensive income	$362.8	$221.8	$0.9

See accompanying Notes to the Consolidated Financial Statements.

OWENS-BROCKWAY GLASS CONTAINER INC.

CONSOLIDATED CASH FLOWS

	Years ended December 31,
	2003	2002	2001
	Millions of dollars
Operating activities:
Net earnings before cumulative effect of accounting change	$20.1	$261.9	$69.4
Non-cash charges (credits):
Depreciation	341.3	302.3	286.4
Amortization of deferred costs	34.2	32.2	72.3
Deferred tax provision (credit)	(3.0)	45.1	72.5
Restructuring costs and writeoffs of certain assets	165.5		65.2
Loss on sale of long-term notes receivable	37.4
Losses on asset sales			20.7
Other	(53.9)	(104.1)	(64.0)
Change in non-current operating assets	(17.5)	(6.3)	18.9
Change in non-current liabilities	(8.2)	(6.5)	(22.1)
Change in components of working capital	(41.2)	36.1	(28.7)

Cash provided by operating activities	474.7	560.7	490.6
Investing activities:
Additions to property, plant and equipment	(312.2)	(341.6)	(364.8)
Acquisitions, net of cash acquired		(15.3)	(169.0)
Proceeds from sale on long-term notes receivable	163.0
Net cash proceeds from divestitures and other	20.4	17.3	80.0

Cash utilized in investing activities	(128.8)	(339.6)	(453.8)
Financing activities:
Additions to long-term debt	2,154.4	2,129.2	2,593.0
Repayments of long-term debt	(1,133.2)	(2,002.0)	(918.5)
Increase (decrease) in short-term loans	(28.0)	17.4	(35.7)
Net change in intercompany debt	(1,127.2)	(295.2)	(1,643.0)
Net payments for debt-related hedging activity	(123.2)	(70.9)	(26.1)
Payment of finance fees	(43.8)	(27.7)	(45.3)

Cash utilized in financing activities	(301.0)	(249.2)	(75.6)
Effect of exchange rate fluctuations on cash	7.9	1.2	(6.1)

Increase (decrease) in cash	52.8	(26.9)	(44.9)
Cash at beginning of year	97.8	124.7	169.6

Cash at end of year	$150.6	$97.8	$124.7

See accompanying Notes to the Consolidated Financial Statements.

OWENS-BROCKWAY GLASS CONTAINER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Data in millions of dollars)

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

        Nature of Operations    The Company is a leading manufacturer of glass container products. The Company's principal product lines in the Glass Containers product segment are glass containers for the food and beverage industries. The Company has glass container operations located in 19 countries. The principal markets and operations for the Company's glass products are in North America, Europe, South America, and Australia. One customer accounted for 11.5%, 12.8%, and 11.5% of the Company's sales in 2003, 2002, and 2001 respectively.

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

        Derivative Instruments    The Company uses interest rate swaps, currency swaps, and commodity futures contracts to manage risks generally associated with foreign exchange rate, interest rate and commodity market volatility. Derivative financial instruments are included on the balance sheet at fair value. All hedging instruments are designated and effective as hedges, in accordance with accounting principles generally accepted in the United States. If the underlying hedged transaction ceases to exist, all changes in fair value of the related derivatives that have not been settled are recognized in current earnings. The Company does not enter into derivative financial instruments for trading purposes and is not a party to leveraged derivatives. See Note 8 for additional information related to derivative instruments.

        Inventory Valuation    The Company values most U.S. inventories at the lower of last-in, first-out (LIFO) cost or market. Other inventories are valued at the lower of standard costs (which approximate average costs) or market.

        Goodwill    Goodwill represents the excess of cost over fair value of assets of businesses acquired. Through December 31, 2001, goodwill was being amortized over 40 years. In accordance with Statement of Financial Accounting Standards ("FAS") No. 142 (as described below in "New Accounting Standards"), goodwill is no longer being amortized, but is being evaluated annually, as of October 1, for impairment or more frequently if an impairment indicator exists.

        Intangible Assets and Other Long-Lived Assets    Intangible assets are amortized over the expected useful life of the asset. The Company evaluates the recoverability of amortizable intangible assets and other long-lived assets based on undiscounted projected cash flows, excluding interest and taxes, when factors indicate that impairment may exist. If impairment exists, the asset is written down to fair value.

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

        Foreign Currency Translation    The assets and liabilities of most subsidiaries and associates are translated at current exchange rates and any related translation adjustments are recorded directly in net Parent investment. For the year ended December 31, 2001, the Company's subsidiaries located in Venezuela operated in a "highly inflationary" economy. Therefore, certain assets of those subsidiaries were translated at historical exchange rates and all translation adjustments were reflected in the statements of Consolidated Results of Operations. During 2002, the subsidiaries in Venezuela were no longer considered operating in a "highly inflationary" economy. Assets and liabilities will be translated at current exchange rates with any related translation adjustments being recorded directly to net Parent investment.

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

        All options have been granted at prices equal to the market price of OI Inc.'s common stock on the date granted. Accordingly, the Company recognizes no compensation expense related to the stock option plans. OI Inc. has adopted the disclosure-only provisions of FAS No. 123, "Accounting for Stock-Based Compensation."

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

New Accounting Standards

        FAS No. 132 (Revised). In December 2003, the Financial Accounting Standards Board issued FAS No. 132 (Revised) "Employers' Disclosure about Pensions and Other Postretirement Benefits". The revised statement requires additional disclosures to those in the original FAS No. 132 about the assets, obligations, cash flows, and net periodic benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Except for certain disclosures for foreign pension plans and for benefit obligations, FAS No. 132 (Revised) is effective for financial statements with fiscal years ending after December 15, 2003 and was adopted by the Company.

        FAS No. 142. On January 1, 2002, the Company adopted FAS No. 142, "Goodwill and Other Intangible Assets". As required by FAS No. 142, Goodwill is no longer being amortized, but is being evaluated annually as of October 1, for impairment or more frequently if an impairment indicator exists.

        The following earnings for 2001 have been presented on an adjusted basis to eliminate goodwill amortization of $45.2 million, as required by FAS No. 142. The earnings for 2003 and 2002 have been presented to provide comparative data to the 2001 adjusted earnings.

	2003	2002	2001
	(Actual)	(Actual)	(Adjusted)
Earnings before cumulative effect of accounting change	$20.1	$261.9	$114.6
Net earnings	$20.1	$214.9	$114.6

        FAS No. 145. In April 2002, the FASB issued FAS No. 145, "Rescission of FASB Statements No. 4, No. 44, and No. 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other things, FAS No. 145 requires gains and losses from early extinguishment of debt to be included in income from continuing operations instead of being classified as extraordinary items as previously required by generally accepted accounting principles. FAS No. 145 is effective for fiscal years beginning after May 15, 2002 and was adopted by the Company on January 1, 2003. Any gain or loss on early extinguishment of debt that was classified as an extraordinary item in periods prior to adoption must be reclassified into income from continuing operations. The Company has reclassified $8.8 million of extraordinary charges for 2002. Interest expense was increased by $14.1 million and the provision for income taxes was decreased by $5.3 million for 2002.

        FIN 46 (Revised). In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 sets forth the criteria used in determining whether an investment in a variable interest entity ("VIE") should be consolidated and is based on the general premise that a company that controls another entity through interests other than voting interests should consolidate the controlled entity. FIN No. 46 is effective at the end of periods ending after December 15, 2003 for companies that have interest in structures that are commonly referred to as special-purpose entities. FIN No. 46 is effective for all other types of variable interest entities for periods ending after March 15, 2004. The Company does not have an interest in any structure that would be considered a special-purpose entity and therefore, FIN No. 46 will be adopted by the Company on March 31, 2004. Adoption of this interpretation is not expected to have a material impact on the Company's results of operations or financial position.

2.    Changes in Components of Working Capital Related to Operations

        Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

	2003	2002	2001
Decrease (increase) in current assets:
Short-term investments	$—	$—	$3.6
Receivables	33.7	(9.5)	2.3
Net intercompany receivable	9.2	(18.6)	17.2
Inventories	(29.1)	(49.5)	24.3
Prepaid expenses	2.7	(10.0)	0.8
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	(64.2)	106.4	(46.3)
Salaries and wages	(6.2)	4.5	1.4
U.S. and foreign income taxes	12.7	12.8	(32.0)

	$(41.2)	$36.1	$(28.7)

3.    Inventories

        Major classes of inventory are as follows:

	2003	2002
Finished goods	$650.7	$539.6
Work in process	7.9	6.8
Raw materials	64.6	60.1
Operating supplies	56.7	51.2

	$779.9	$657.7

        If the inventories which are valued on the LIFO method had been valued at standard costs, which approximate current costs, consolidated inventories would be higher than reported by $17.2 million and $14.5 million, at December 31, 2003 and 2002, respectively.

        Inventories which are valued at the lower of standard costs (which approximate average costs), or market at December 31, 2003 and 2002 were approximately $617.0 million and $504.2 million, respectively.

4.    Equity Investments.

        Summarized information pertaining to the Company's equity associates follows:

	2003	2002
At end of year:
Equity in undistributed earnings:
Foreign	$88.3	$89.2
Domestic	13.9	17.6

Total	$102.2	$106.8

Equity in cumulative translation adjustment	$(38.2)	$(51.3)

	2003	2002	2001
For the year:
Equity in earnings:
Foreign	$15.1	$8.5	$7.3
Domestic	9.9	17.6	11.6

Total	$25.0	$26.1	$18.9

Dividends received	$31.1	$29.0	$18.2

5.    External Long-Term Debt

        The following table summarizes the external long-term debt of the Company at December 31, 2003 and 2002:

	2003	2002
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$1,158.7
Term Loans:
A Term Loan	460.0
B Term Loan	840.0
Senior Secured Notes:
8.875%, due 2009	1,000.0	1,000.0
7.75%, due 2011	450.0
8.75%, due 2012	625.0	625.0
Senior Notes:
8.25%, due 2013	450.0
Other	136.2	147.6

	3,961.2	2,931.3
Less amounts due within one year	27.2	30.6

External long-term debt	$3,934.0	$2,900.7

        On June 13, 2003, the Company and another subsidiary of OI Group entered into an Amended and Restated Secured Credit Agreement (the "Agreement") which provides for up to $1.9 billion of credit. The Agreement consists of a $600 million revolving credit facility and a $460 million A term loan, each of which has a final maturity date of April 1, 2007, and an $840 million B term loan, which has a final maturity date of April 1, 2008. Proceeds from borrowings under the Agreement were used to repay all amounts outstanding under the Company's $1.9 billion previous credit agreement which had been scheduled to mature on March 31, 2004.

        At December 31, 2003, the Company and its subsidiaries had unused credit of $438.1 million available under the Agreement.

        The interest rate on borrowings under the Revolving Credit Facility is, at the borrower's option, the Base Rate or a reserve adjusted Eurodollar rate. The interest rate on borrowings under the Revolving Credit Facility also includes a margin linked to the Company's Consolidated Leverage Ratio, as defined in the Agreement. The margin is limited to ranges of 1.75% to 2.00% for Eurodollar loans and .75% to 1.00% for Base Rate loans. The interest rate on Overdraft Account loans is the Base Rate minus .50%. The weighted average interest rate on borrowings outstanding under the Agreement at December 31, 2003 was 3.94%. Including the effects of cross-currency swap agreements related to borrowings under the Agreement by the Company's Australian and Canadian subsidiaries, as discussed in Note 8, the weighted average interest rate was 6.78%. While no compensating balances are required by the Agreement, the Borrowers must pay a facility fee on the Revolving Credit Facility commitments of .50%.

        The Agreement requires, among other things, the maintenance of certain financial ratios, and restricts the creation of liens and certain types of business activities and investments.

        Borrowings under the Agreement are secured by substantially all the assets of the Company, its domestic subsidiaries and certain foreign subsidiaries, which have a book value of approximately $2.2 billion. Borrowings are also secured by a pledge of intercompany debt and equity in most of the Company's domestic subsidiaries and certain stock of certain foreign subsidiaries.

        During May 2003, the Company issued Senior Secured Notes totaling $450 million and Senior Notes totaling $450 million. The notes bear interest at 7.75% and 8.25%, respectively, and are due May 15, 2011 and May 15, 2013, respectively. Both series of notes are guaranteed by OI Group and substantially all of its domestic subsidiaries. In addition, the assets of substantially all of OI Group's domestic subsidiaries are pledged as security for the Senior Secured Notes. The indentures for the 7.75% Senior Secured Notes and the 8.25% Senior Notes have substantially the same restrictions as the 8.875% and 8.75% Senior Secured Notes. The Company used the net proceeds from the notes of approximately $880 million to purchase in a tender offer $263.5 million of OI Inc.'s $300 million 7.85% Senior Notes due 2004 and to repay borrowings under the previous credit agreement. Concurrently, available credit under the previous credit agreement was reduced to approximately $1.9 billion. As part of the issuance of these notes and the related tender offer, the Company recorded in the second quarter of 2003 additional interest charges of $12.6 million for note repurchase premiums and the related write-off of unamortized finance fees and $3.6 million for the write-off of unamortized finance fees related to the reduction of available credit under the previous credit agreement.

        Annual maturities for all of the Company's long-term debt through 2008 are as follows: 2004, $27.2 million; 2005, $59.7 million; 2006, $20.1 million; 2007, $474.9 million; and 2008, $845.5 million.

        Interest paid in cash aggregated $324.8 million for 2003, $204.1 million for 2002, and $180.5 million for 2001.

        Fair values at December 31, 2003, of the Company's significant fixed rate debt obligations are as follows:

	Principal Amount (millions of dollars)	Indicated Market Price	Fair Value (millions of dollars)
Senior Secured Notes:
8.875%	$1,000.0	$109.50	$1,095.0
7.75%	450.0	106.25	478.1
8.75%	625.0	110.75	692.2
Senior Notes:
8.25%	450.0	106.25	478.1

6.    Operating Leases

        Rent expense attributable to all warehouse, office buildings, and equipment operating leases was $68.8 million in 2003, $54.7 million in 2002, and $51.7 million in 2001. Minimum future rentals under operating leases are as follows: 2004, $43.2 million; 2005, $28.4 million; 2006, $22.4 million; 2007, $21.9 million; and 2008, $10.8 million; and 2009 and thereafter, $19.6 million.

7.    Foreign Currency Translation

        Aggregate foreign currency exchange gains (losses) included in other costs and expenses were $2.2 million in 2003, $0.4 million in 2002, and $3.9 million in 2001.

8.    Derivative Instruments

        The terms of the Amended and Restated Secured Credit Agreement require that borrowings under the Agreement be denominated in U.S. dollars. In order to manage the exposure to fluctuating foreign exchange rates created by U.S. dollar borrowings by the Company's international affiliates, the Company has entered into currency swaps for the principal amount of certain affiliates' borrowings under the Agreement and for their interest payments due under the Agreement.

        During the second quarter of 2003, the Company's subsidiary in Australia entered into a number of agreements that swap a total of U.S. $666 million of borrowings into 1,050 million Australian dollars. These derivative instruments swap both the interest and principal from U.S. dollars to Australian dollars and also swap the interest rate from a U.S.-based rate to an Australian-based rate. These agreements have various maturity dates ranging from April 2004 through May 2005.

        The Company's subsidiaries in Australia, Canada, the United Kingdom and several other European countries have also entered in short term forward exchange contracts which effectively swap additional intercompany and external borrowings by each affiliate into its local currency. These contracts swap both the interest and principal amount of borrowings in excess of amounts covered by the swap contracts described above.

        The Company recognizes the above derivatives on the balance sheet at fair value, and the Company accounts for them as fair value hedges. Accordingly, the changes in the value of the swaps are recognized in current earnings and are expected to substantially offset any exchange rate gains or losses on the related U.S. dollar borrowings. For year ended December 31, 2003, the amount not offset was immaterial.

        In the fourth quarter of 2003, the Company entered into a series of interest rate swap agreements with a total notional amount of $700 million that mature from 2007 through 2010. The swaps were executed in order to: (i) convert a portion of the Company's intercompany fixed-rate debt into floating-rate debt; (ii) maintain a capital structure containing appropriate amounts of fixed and floating-rate debt; and (iii) reduce net interest payments and expense in the near-term.

        The Company's fixed-to-variable interest rate swaps are accounted for as fair value hedges. Because the relevant terms of the swap agreements match the corresponding terms of the intercompany notes, there is no hedge ineffectiveness. Accordingly, as required by FAS No. 133 the Company recorded the fair market values of the swaps as a net other long-term liability along with a corresponding net decrease to the hedged debt.

        Under the swaps the Company receives fixed rate interest amounts (equal to interest on the corresponding note hedged) and pays interest at a six month U.S. LIBOR rate (set in arrears) plus a margin spread (see table below). The interest rate differential on each swap is recognized as an adjustment of interest expense over the term of the agreement.

        The following selected information relates to fair value at December 31, 2003 of swaps of OI Inc.'s public notes made by the Company through intercompany loans (based on a projected U.S. LIBOR rate of 1.49%):

	Amount Hedged	Average Receive Rate	Average Spread	Asset (Liability) Recorded
Senior Notes due 2007	$200.0	8.10%	4.3%	$1.3
Senior Notes due 2008	250.0	7.35%	3.5%	(1.2)
Senior Debentures due 2010	250.0	7.50%	3.2%	(1.7)

Total	$700.0			$(1.6)

        The Company also uses commodity futures contracts related to forecasted natural gas requirements. The objective of these futures contracts is to limit the fluctuations in prices paid for natural gas and the potential volatility in earnings or cash flows from future market price movements. The Company continually evaluates the natural gas market with respect to its future usage requirements. The Company generally evaluates the natural gas market for the next twelve to eighteen months and continually enters into commodity futures contracts in order to hedge a portion of its usage requirements through the next twelve to eighteen months. At December 31, 2003, the Company had entered into commodity futures contracts for approximately 75% (approximately 18,000,000 MM BTUs) of its expected North American natural gas usage for the full year of 2004.

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

        The above futures contracts are accounted for as cash flow hedges at December 31, 2003. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting anticipated cash flows of the hedged transactions. For hedged forecasted transactions, hedge accounting will be discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses will be recorded to earnings immediately.

        At December 31, 2003, an unrealized net gain of $1.0 million, after tax of $0.5 million, related to these commodity futures contracts was included in OCI. There was no ineffectiveness recognized during the years ended December 31, 2003 and 2002.

        The Company's international subsidiaries may enter into short-term forward exchange agreements to purchase foreign currencies at set rates in the future. These foreign currency forward exchange agreements are used to limit exposure to fluctuations in foreign currency exchange rates for all significant planned purchases of fixed assets or commodities that are denominated in a currency other than the affiliate's functional currency. Subsidiaries may also use forward exchange agreements to offset the foreign currency risk for receivables and payables not denominated in their functional currency. The Company records these short-term forward exchange agreements on the balance sheet at fair value and changes in the fair value are recognized in current earnings.

9.    Accumulated Other Comprehensive Income (Loss)

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

        The following table lists the beginning balance, yearly activity and ending balance of each component of accumulated other comprehensive income (loss):

	Net Effect of Exchange Rate Fluctuations	Deferred Tax Effect for Translation of Equity Investment	Change in Minimum Pension Liability, Net of Tax	Change in Certain Derivative Instruments, Net of Tax	Total Accumulated Comprehensive Income (Loss)
Balance on January 1, 2001	$(503.8)	$24.4	$—	$—	$(479.4)
2001 Change	(68.6)	2.6		(2.5)	(68.5)

Balance on December 31, 2001	(572.4)	27.0		(2.5)	(547.9)
2002 Change	94.7	(1.0)	(91.5)	4.7	6.9

Balance on December 31, 2002	(477.7)	26.0	(91.5)	2.2	(541.0)
2003 Change	367.7	(4.5)	(19.3)	(1.2)	342.7

Balance on December 31, 2003	$(110.0)	$21.5	$(110.8)	$1.0	$(198.3)

        The change in minimum pension liability for 2002 and 2003 was net of tax of $39.2 million and $1.4 million, respectively. The change in minimum pension liability for 2003 included $10.1 million (14.7 million pretax) of translation effect on the minimum pension liability recorded in 2002.

        The change in certain derivative instruments for 2001, 2002 and 2003 was net of tax of $1.3 million, $2.5 million, and $0.7 million, respectively.

10.    Income Taxes

        Deferred income taxes reflect: (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (2) carryovers and credits for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows:

	2003	2002
Deferred tax assets:
Tax loss carryovers	$138.8	$38.2
Accrued postretirement benefits	17.5
Other, principally accrued liabilities	185.6	73.1

Total deferred tax assets	341.9	111.3
Deferred tax liabilities:
Property, plant and equipment	196.4	161.6
Inventory	27.5	27.7
Other	82.2	59.3

Total deferred tax liabilities	306.1	248.6
Valuation allowance	(137.4)

Net deferred tax liabilities	$(101.6)	$(137.3)

        Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2003 and 2002 as follows:

	2003	2002
Prepaid expenses	$9.7	$0.4
Deposits, receivables, and other assets	41.3
Deferred tax liability	(152.6)	(137.7)

Net deferred tax liabilities	$(101.6)	$(137.3)

        The provision for income taxes consists of the following (certain amounts from prior years have been reclassified to conform to current year presentation):

	2003	2002	2001
Current:
U.S. Federal	$—	$—	$—
State	0.3	0.2	(0.3)
Foreign	50.9	65.8	15.1

	51.2	66.0	14.8

Deferred:
U.S. Federal	0.2	44.2	30.1
State	(1.8)	5.3	3.6
Foreign	(1.4)	(9.7)	38.8

	(3.0)	39.8	72.5

Total:
U.S. Federal	0.2	44.2	30.1
State	(1.5)	5.5	3.3
Foreign	49.5	56.1	53.9

	$48.2	$105.8	$87.3

        The provision for income taxes was calculated based on the following components of earnings (loss) before income taxes (certain amounts from prior years have been reclassified to conform to current year presentation):

	2003	2002	2001
Domestic	$(88.2)	$119.6	$58.3
Foreign	182.3	273.6	118.0

	$94.1	$393.2	$176.3

        Income taxes paid in cash were as follows:

	2003	2002	2001
Domestic	$0.4	$—	$0.2
Foreign	45.1	39.2	45.7

	$45.5	$39.2	$45.9

        A reconciliation of the provision for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows (certain amounts from prior years have been reclassified to conform to current year presentation):

	2003	2002	2001
Pretax earnings at statutory U.S. Federal tax rate	$33.0	$137.6	$61.7
Increase (decrease) in provision for income taxes due to:
Amortization of goodwill			15.1
Write-down of equity investment	25.0
State taxes, net of federal benefit	(1.0)	3.6	2.1
International rate differences	(12.4)	(28.7)	(3.4)
Loss on Ardagh note sale	11.2
Adjustment for non-U.S. tax law changes	(9.1)	(5.7)	6.0
Other items	1.5	(1.0)	5.8

Provision for income taxes	$48.2	$105.8	$87.3

Effective tax rate	51.1%	26.9%	49.5%

        The Company is included in OI Inc.'s consolidated tax returns. OI Inc. has net operating losses, alternative minimum tax credits, and research and development credits available to offset future U.S. Federal income tax.

        At December 31, 2003, the Company's equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $626.0 million. It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed.

        In 2003, the Company entered into an agreement with the trustee of an insolvent Canadian entity. At the conclusion of its insolvency proceedings, the entity was merged with the Company's Canadian operating subsidiary, thereby establishing a loss that can be carried forward and applied against future taxable earnings of the Company's Canadian manufacturing operations. Based on its historical and projected taxable earnings in Canada, the Company provided a valuation allowance for the net deferred tax assets in Canada, including the tax loss carryforwards. The Company presently intends to reverse a portion of the valuation allowance each year related to loss carryforwards that are utilized during the year.

11.    Related Party Transactions

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

	Years ended December 31,
	2003	2002	2001
Revenues:
Sales to affiliated companies	$0.8	$0.6	$1.0

Expenses:
Administrative services	17.7	19.4	18.5
Corporate management fee	16.6	16.7	16.3

Total expenses	$34.3	$36.1	$34.8

        The above expenses are recorded in the statement of operations as follows:

	Years ended December 31,
	2003	2002	2001
Cost of sales	$15.7	$17.3	$16.4
Selling, general, and adminstrative expenses	18.6	18.8	18.4

Total expenses	$34.3	$36.1	$34.8

        Intercompany interest is charged to the Company from OI Inc. based on intercompany debt balances. An interest rate is calculated monthly based on OI Inc's total consolidated monthly external debt balance and the related interest expense, including finance fee amortization and commitment fees. The calculated rate (7.4% at December 31, 2003) is applied monthly to the intercompany debt balance to determine intercompany interest expense.

12.    Pension Benefit Plans

        The Company participates in OI Inc.'s defined benefit pension plans for substantially all employees located in the United States. Benefits generally are based on compensation for salaried employees and on length of service for hourly employees. OI Inc.'s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements. Independent actuaries determine pension costs for each subsidiary of OI Inc. included in the plans; however, accumulated benefit obligation information and plan assets pertaining to each subsidiary have not been separately determined. As such, the accumulated benefit obligation and the plan assets related to the pension plans for domestic employees have been retained by another subsidiary of OI Inc. Net credits to results of operations for the Company's allocated portion of the domestic pension costs amounted to $40.1 million in 2003, $71.2 million in 2002, and $77.1 million in 2001.

        OI Inc. also sponsors several defined contribution plans for all salaried and hourly U.S. employees of the Company. Participation is voluntary and participants' contributions are based on their compensation. OI Inc. matches contributions of participants, up to various limits, in substantially all plans. OI Inc. charges the Company for its share of the match. The Company's share of the contributions to these plans amounted to $4.3 million in 2003, $4.9 million in 2002, and $4.8 million in 2001.

        The Company's subsidiaries in the United Kingdom, Australia and Canada also have pension plans covering substantially all employees. The following tables relate to the Company's principal defined benefit pension plans in the United Kingdom, Australia and Canada (the International Pension Plans).

        The International Pension Plans use a December 31 measurement date.

        The changes in the International Pension Plans benefit obligations for the year were as follows (certain amounts from prior year have been reclassified to conform to current year presentation):

	2003	2002
Obligations at beginning of year	$636.2	$544.4
Change in benefit obligations:
Service cost	14.6	11.2
Interest cost	39.2	32.6
Actuarial loss, including the effect of changing in discount rates	30.4	33.8
Participant contributions	5.1	3.6
Benefit payments	(46.6)	(31.8)
Foreign currency translation	110.6	41.5
Other	2.0	0.9

Net increase in benefit obligations	155.3	91.8

Obligations at end of year	$791.5	$636.2

        The changes in the fair value of the International Pension Plans' assets for the year were as follows (certain amounts from prior year have been reclassified to conform to current year presentation):

	2003	2002
Fair value at beginning of year	$441.5	$480.6
Change in fair value:
Actual gain (loss) on plan assets	61.0	(58.1)
Benefit payments	(46.6)	(31.8)
Employer contributions	34.3	14.1
Foreign currency translation	82.0	33.2
Other	5.1	3.5

Net increase (decrease) in fair value of assets	135.8	(39.1)

Fair value at end of year	$577.3	$441.5

        The funded status of the International Pension Plans at year end was as follows:

	2003	2002
Plan assets at fair value	$577.3	$441.5
Projected benefit obligations	791.5	636.2

Plan assets less than projected benefit obligations	(214.2)	(194.7)
Net unrecognized items:
Actuarial loss	239.3	195.3
Prior service cost	12.9	12.3

	252.2	207.6

Net amount recognized	$38.0	$12.9

        The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2003 and 2002 as follows:

	2003	2002
Prepaid pension	$22.3	$13.2
Other liabilities	(45.4)	(50.9)
Minimum pension liability, included with other liabilities	(107.3)	(92.2)
Intangible asset, included with deposits and other assets	12.4	12.1
Accumulated other comprehensive income	156.0	130.7

Net amount recognized	$38.0	$12.9

        The accumulated benefit obligation for all defined benefit pension plans was $716.2 million and $574.5 million at December 31, 2003 and 2002, respectively.

        The components of the International Pension Plans' net pension expense (credit) were as follows:

	2003	2002	2001
Service cost	$14.6	$11.2	$9.3
Interest cost	39.2	32.6	22.9
Expected asset return	(46.7)	(44.4)	(36.8)
Amortization:
Prior service cost	1.4	1.3	1.2
Loss	0.3

Net amortization	1.7	1.3	1.2

Net expense (credit)	$8.8	$0.7	$(3.4)

        The following information is for plans with accumulated benefit obligations in excess of the fair value of plan assets at year end:

	2003	2002
Accumulated benefit obligations	$632.3	$513.5
Fair value of plan assets	479.9	372.4

        The weighted average assumptions used to determine benefit obligations were as follows:

	2003	2002
Discount rate	5.68%	5.76%
Rate of compensation increase	3.86%	3.79%

        The weighted average assumptions used to determine net periodic pension costs were as follows:

	2003	2002	2001
Discount rate	5.76%	5.88%	5.30%
Rate of compensation increase	3.79%	3.97%	3.91%
Expected long-term rate of return on assets	7.56%	7.98%	8.36%

        Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases as presented above. Amortization included in net pension credits is based on the average remaining service of employees.

        As of December 31, 2002, the Company recognized a minimum pension liability for the pension plan in the United Kingdom that was equal to the difference between the accumulated benefit obligation over plan assets. In addition to eliminating the prepaid pension asset, additional amounts were recognized as an intangible asset and a reduction of equity. Pursuant to this requirement, the Company recorded a minimum pension liability of $92.2 million, an intangible asset of $12.1 million, and accumulated other comprehensive loss of $130.7 million. As of December 31, 2003, the Company updated the minimum pension liability from the December 31, 2002 amounts. Pursuant to this requirement, the Company reduced the minimum pension liability by $1.2 million, reduced the intangible asset by $1.5 million, and increased accumulated other comprehensive income by $4.8 million.

        As of December 31, 2003 and 2002, the Company recognized an additional minimum pension liability for the pension plan in Canada that was equal to the difference between the accumulated benefit obligation over plan assets in excess of accrued pension cost. In addition to recording the additional minimum liability, additional amounts were recognized as an intangible asset and a reduction of equity. Pursuant to this requirement, the Company recorded, as of December 31, 2003, an additional minimum pension liability of $6.2 million, an intangible asset of $0.3 million, and accumulated other comprehensive loss of $5.8 million.

        For 2003, the Company's weighted average expected long-term rate of return on assets was 7.56%. In developing this assumption, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions. The Company also considered its historical 10-year average return (through December 31, 2002), which was in line with the expected long-term rate of return assumption for 2003.

        The weighted average actual asset allocations and weighted average target allocation ranges by asset category for the Company's pension plan assets were as follows:

	Actual Allocation
Asset Category			Target Allocation Ranges
	2003	2002
Equity securites	68%	61%	58 – 68%
Debt securities	24%	30%	23 – 33%
Real estate	7%	8%	2 – 12%
Other	1%	1%	0 – 2%

Total	100%	100%

        It is the Company's policy to invest pension plan assets in a diversified portfolio consisting of an array of asset classes within the above target asset allocation ranges. The investment risk of the assets is limited by appropriate diversification both within and between asset classes. The assets for both the U.S. and non-U.S. plans are primarily invested in a broad mix of domestic and international equities, domestic and international bonds, and real estate, subject to the target asset allocation ranges. The assets are managed with a view to ensuring that sufficient liquidity will be available to meet expected cash flow requirements.

        The Company expects to contribute $29.4 million to its defined benefit pension plans in 2004.

        The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	Amount
2004	$36.9
2005	34.2
2006	35.3
2007	36.7
2008	39.9
2009—2013	233.7

13.    Postretirement Benefits Other Than Pensions

        OI Inc. provides certain retiree health care and life insurance benefits covering substantially all U.S. salaried and certain hourly employees and substantially all employees in Canada. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service. Independent actuaries determine postretirement benefit costs for each subsidiary of OI Inc.; however, accumulated postretirement benefit obligation information pertaining to each subsidiary has not been separately determined. As such, the accumulated postretirement benefit obligation has been retained by another subsidiary of OI Inc.

        Benefits provided by OI Inc. for certain hourly retirees of the Company are determined by collective bargaining. Most other domestic hourly retirees receive health and life insurance benefits from a multi-employer trust established by collective bargaining. Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $6.0 million in 2003, $6.2 million in 2002, and $6.3 million in 2001. Postretirement health and life benefits for retirees of foreign subsidiaries are generally provided through the national health care programs of the countries in which the subsidiaries are located.

        The Company's net periodic postretirement benefit cost, as allocated by OI Inc., for domestic employees was $8.0 million, $11.8 million, and $12.0 million at December 31, 2003, 2002, and 2001, respectively.

        The Company's subsidiary in Canada also has a postretirement benefit plan covering substantially all employees. The following tables relate to the Company's postretirement benefit plan in Canada.

        The changes in the Canadian postretirement benefit obligations were as follows (certain amounts from prior year have been reclassified to conform to current year presentation):

	2003	2002
Obligations at beginning of year	$40.4	$31.7
Change in benefit obligations:
Service cost	1.0	0.9
Interest cost	3.0	2.6
Actuarial loss, including the effect of changing discount rates	3.1
Benefit payments	(1.4)	(0.9)
Foreign currency translation	9.4	0.2
Other	(0.2)	5.9

Net change in benefit obligations	14.9	8.7

Obligations at end of year	$55.3	$40.4

        The funded status of the Canadian postretirement benefit plans at year end was as follows:

	2003	2002
Accumulated postretirement benefit obligations	$55.3	$40.4
Net unrecognized items:
Actuarial loss	(3.6)	(0.3)

Nonpension postretirement benefit obligations	$51.7	$40.1

        The Company's nonpension postretirement benefit obligations are included with other long term liabilities on the balance sheet.

        The components of the Canadian net postretirement benefit cost were as follows:

	2003	2002
Service cost	$1.0	$0.9
Interest cost	3.0	2.6

Net postretirement benefit cost	$4.0	$3.5

        The weighted average discount rate used to determine the accumulated postretirement benefit obligation was 6.0% and 6.5% at December 31, 2003 and 2002, respectively.

        The weighted average discount rate used to determine net postretirement benefit cost was 6.5% at December 31, 2003, 2002 and 2001.

        The weighted average assumed health care cost trend rates at December 31 were as follows:

	2003	2002
Health care cost trend rate assumed for next year	8.00%	8.50%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.50%	5.50%
Year that the rate reaches the ultimate trend rate	2009	2009

        Assumed health care cost trend rates affect on the amounts reported for the postretirement benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
	2003	2002
Effect on total of service and interest cost	$0.7	$(0.6)
Effect on accumulated postretirement benefit obligations	6.7	(5.8)

        The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	Amount
2004	$1.6
2005	1.8
2006	1.9
2007	2.1
2008	2.3
2009—2013	14.0

        Benefits provided by OI Inc. for certain hourly retirees of the Company are determined by collective bargaining. Most other domestic hourly retirees receive health and life insurance benefits from a multi-employer trust established by collective bargaining. Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $6.0 million in 2003, $6.2 million in 2002, and $6.3 million in 2001. Postretirement health and life benefits for retirees of foreign subsidiaries are generally provided through the national health care programs of the countries in which the subsidiaries are located.

14.    Other Revenue

        Other revenue for the year ended December 31, 2001 includes $10.3 million from the sale of a minerals business in Australia.

15.    Other Costs and Expenses

        Other costs and expenses for the year ended December 31, 2003 included pretax charges of $202.9 million ($172.2 after tax) related to the following:

•
On July 11, 2003, the Company received payments totaling 100 million British pounds sterling (US$163.0 million) in connection with the sale to Ardagh Glass Limited of certain long-term notes receivable. The notes were received from Ardagh in 1999 by the Company's wholly-owned subsidiary, United Glass Limited, in connection with its sale of Rockware, a United Kingdom glass container manufacturer obtained in the 1998 acquisition of the worldwide glass and plastics packaging businesses of BTR plc. The notes were due in 2006 and interest had previously been paid in kind through periodic increases in outstanding principal balances. The proceeds from the sale of the notes were used to reduce outstanding borrowings under the Agreement. The notes were sold at a discount of approximately 22.6 million British pounds sterling which resulted in a loss of US$37.4 million (US$37.4 million after tax).

•
In August of 2003, the Company initiated a review of its Plastics Packaging assets in the Asia Pacific region. The review was completed during the fourth quarter of 2003. The Company used a combination of estimated divestment cash flows, which included bid prices from potential purchasers, and partial liquidation values for certain assets to determine the net realizable values of the assets. The Company compared the estimated net realizable values to the book values of the asset and determined that an asset impairment existed. As a result, the Company recorded a charge of $43.0 million ($30.1 million after tax) to write-down the assets to realizable values. Certain of the plastics businesses in the Asia Pacific region operate in highly competitive markets leading to reduced profit margins. In addition, the Company's PET container business has lost a significant amount of business in the past few years. The reduced business and overall excess capacity in the industry has caused a reduction in the overall value of the business. The Company has entered into an agreement to sell a significant portion of its Asia Pacific plastic business (excluding PET container operations). The sale of this business is subject to certain regulatory and other approvals. The Company will continue to seek a buyer for its PET container operations.

•
During the fourth quarter of 2003, the Company determined that the value of its 25% investment in a North American soda ash mining operation was impaired and not likely to recover. Increasing global competition and recent development of foreign sources of soda ash have created significant excess capacity in that industry. The resulting competitive environment caused management of the soda ash mining operation to significantly lower its projections of earnings and cash flows. Following an evaluation of future estimated earnings and cash flows, the Company determined that its carrying value should be written down to estimated fair value and recorded a $50 million charge in the fourth quarter which substantially reduced the carrying value of this equity method investment.

•
In August 2003, the Company announced the permanent closing of its Hayward, California glass container factory. Production at the factory was suspended in June following a major leak in its only glass furnace. As a result, the Company recorded a capacity curtailment charge of $28.5 million ($17.8 million after tax) in the third quarter of 2003.

  The closing of this factory resulted in the elimination of approximately 170 jobs and a corresponding reduction in the Company's workforce. The Company expects to save approximately $12 million per year by closing this factory and moving the production to other locations. The Company anticipates that it will pay out approximately $15 million in cash related to severance, benefits, lease commitments, plant clean-up, and other plant closing costs. The Company expects that a substantial portion of these costs will be paid out by the end of 2005.

  In November 2003, the Company announced the permanent closing of its Milton, Ontario glass container factory. The closing of this factory is part of the Company's previously announced capacity utilization review. This closing is part of an effort to bring capacity and inventory levels in line with anticipated demand. As a result, the Company recorded a capacity curtailment charge of $20.1 million ($19.5 million after tax) in the fourth quarter of 2003.

  The closing of this factory in November 2003 resulted in the elimination of approximately 150 jobs and a corresponding reduction in the Company's workforce. The Company eventually expects to save approximately $8.5 million per year by closing this factory and moving the production to other locations. The Company anticipates that it will pay out approximately $8.0 million in cash related to severance, benefits, plant clean-up, and other plant closing costs. The Company expects that the majority of these costs will be paid out by the end of 2005.

  In December 2003, the Company announced the permanent closing of its Perth, Australia glass container factory. The closing of this factory is part of the Company's previously announced capacity utilization review. This closing is part of an effort to reduce overall capacity in Australia and bring inventory levels in line with anticipated demand. The Perth plant's western location and small size contributed to the plant being a higher cost facility that was no longer economically feasible to operate. As a result, the Company recorded a capacity curtailment charge of $23.9 million ($17.4 million after tax) in other costs and expenses in the results of operations for 2003.

  The closing of this factory in December 2003 resulted in the elimination of approximately 107 jobs and a corresponding reduction in the Company's workforce. The Company expects to save approximately $9 million per year by closing this factory and eventually moving the production to other locations. The Company anticipates that it will pay out approximately $10 million in cash related to severance, benefits, plant clean-up, and other plant closing costs. The Company expects that the majority of these costs will be paid out by third quarter of 2004.

        Selected information related to the above glass container factory closings is as follows:

	Hayward	Milton	Perth	Total
Plant closing charges	$28.5	$20.1	$23.9	$72.5
Write-down of assets to net realizable value	(12.2)	(6.4)	(14.0)	(32.6)
Net cash paid	(4.1)	(1.7)	(4.5)	(10.3)

Remaining accruals related to plant closing charges as of December 31, 2003	$12.2	$12.0	$5.4	$29.6

        Other costs and expenses for the year ended December 31, 2001 include pretax charges of $96.2 million related to the following:

  •
  Impairment charges of $25.2 million to write down the majority of the long-lived assets at the Company's glass container facility in Puerto Rico. While the Company intended to continue to operate this facility, an analysis of cash flows indicated that the long-lived assets, including buildings, furnaces and factory equipment, were impaired.

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

  •
  Other costs of $4.5 million related to closing facilities and reducing workforce. The total workforce reductions involved approximately 220 employees at a cost of approximately $4.0 million, substantially all of which had been paid out at December 31, 2002.

  •
  A charge of $31.0 million related to the loss on the sale of the Company's facilities in India.

        Actions related to the 2001 restructuring and impairment charges were substantially completed during 2002.

        Selected information relating to the restructuring accruals that resulted from the 2001 and 2000 restructuring programs follow:

	Capacity realignment	Write-down of impaired property, plant and equipment	Total
Restructuring accruals at January 1, 2001	$57.2	$—	$57.2
Restructuring program and impairment	23.5	41.7	65.2
Write-down of assets to net realizable value	(33.7)	(41.7)	(75.4)
Net cash paid	(24.2)		(24.2)

Remaining accruals at December 31, 2001	22.8	—	22.8
Write-down of assets to net realizable value	(6.9)		(6.9)
Net cash paid	(8.2)		(8.2)
Reversal of previous restructuring charges	(5.1)		(5.1)

Remaining accruals at December 31, 2002	$2.6	$—	$2.6

        Capacity realignment included charges for plant closing costs, severance benefits, and write-downs of assets for disposal or abandonment as a result of restructuring of manufacturing capacity. Write-downs of assets represented the majority of the charges for 2001.

        At the end of 2002, the 2001 and 2000 restructuring programs were substantially completed and the remaining accruals were no longer deemed to be material; therefore, the activity in these restructuring accruals has not been presented for 2003.

16.    Contingencies

        Litigation is pending against the Company, in many cases involving ordinary and routine claims incidental to the business of the Company and in others presenting allegations that are nonroutine and involve compensatory, punitive or treble damage claims as well as other types of relief. The ultimate legal and financial liability of the Company in respect to this pending litigation cannot be estimated with certainty. However, the Company believes, based on its examination and review of such matters and experience to date, that such ultimate liability will not have a material adverse effect on its results of operations or financial condition.

17.    Geographic Information

        The Company operates in the rigid packaging industry. The Company has one primary reportable product segment within the rigid packaging industry: Glass Containers. The Glass Containers segment includes operations in North America, Europe, the Asia Pacific region, and South America.

        The Company currently evaluates performance and allocates resources based on earnings before interest income, interest expense, provision for income taxes, minority share owners' interests in earnings of subsidiaries and cumulative effect of accounting change ("EBIT") excluding amounts related to certain items that management considers not representative of ongoing operations and, for periods prior to 2002, excluding goodwill amortization ("Segment EBIT"). Net sales as shown in the geographic segment information are based on the location of the Company's affiliate which recorded the sales.

        Financial information regarding the Company's geographic segments is as follows:

	North America	Europe	Asia Pacific	South America	Total Geographic Segments
Net sales:
2003	$1,876.7	$1,245.3	$798.8	$488.2	$4,409.0
2002	1,911.4	994.0	694.2	459.3	4,058.9
2001	1,662.2	909.7	660.6	516.9	3,749.4

Segment EBIT:
2003	$276.4	$170.2	$118.9	$96.2	$661.7
2002	385.8	115.9	127.0	90.1	718.8
2001	329.7	95.4	120.6	92.7	638.4

Items excluded from Segment EBIT:
2003:
Capacity curtailment charge	$(48.6)		$(23.9)		$(72.5)
Write-down of equity investment	(50.0)				(50.0)
Write-down of Plastics Packaging assets in the Asia Pacific region			(43.0)		(43.0)
Loss on the sale of notes receivable		$(37.4)			(37.4)
2001:
Gain on the sale of a minerals business in Australia			10.3		10.3
Restructuring and impairment charges	(35.1)	(6.1)	(0.8)	$(23.2)	(65.2)
Special employee benefit programs	(4.4)	(0.7)	(2.3)	(0.2)	(7.6)
Loss on the sale of the Company's facilities in India			(31.0)		(31.0)

        One customer accounted for 11.5%, 12.8%, and 11.5% of the Company's sales in 2003, 2002, and 2001 respectively.

        The Company's net fixed assets by location are as follows:

	United States	Foreign	Total
2003	$589.7	$1,720.5	$2,310.2
2002	615.9	1,546.6	2,162.5
2001	605.0	1,498.3	2,103.3

        Reconciliations to consolidated totals are as follows:

	2003	2002	2001
Revenues:
Net sales	$4,409.0	$4,058.9	$3,749.4
Royalties and net technical assistance	17.9	18.0	17.2
Equity earnings	25.0	26.1	18.9
Interest	18.8	20.6	22.3
Other	24.8	39.7	33.8

Total	$4,495.5	$4,163.3	$3,841.6

Reconciliation of Segment EBIT to earnings before income taxes, minority share owners' interests in earnings of subsidiaries and cumulative effect of accounting change:
Segment EBIT	$661.7	$718.8	$638.4
Items excluded from Segment EBIT	(202.9)		(93.5)
Amortization of goodwill			(45.2)
Interest expense	(383.5)	(346.2)	(345.7)
Interest income	18.8	20.6	22.3

Total	$94.1	$393.2	$176.3

18.    Additional Interest Charges from Early Extinguishment of Debt

        During 2003, the Company recorded additional interest charges of $12.6 million ($7.9 million after tax) for note repurchase premiums and related write-off of unamortized finance fees and $3.6 million ($2.5 million after tax) for the write-off of unamortized finance fees related to the reduction of available credit under the Company's previous bank credit agreement. During 2002, the Company wrote off unamortized deferred financing fees related to indebtedness repaid prior to its scheduled maturity. As a result, the Company recorded additional interest charges totaling $15.4 million ($9.6 million after tax). During 2001, the Company wrote off unamortized deferred financing fees related to indebtedness repaid prior to its scheduled maturity. As a result, the Company recorded additional interest charges totaling $6.6 ($4.1 million after tax). These 2002 and 2001 charges had been previously reported as extraordinary charges, net of income taxes, and were reclassified, as detailed above, to interest expense and provision for income taxes in accordance with FAS No. 145.

19.    Subsequent Events (Unaudited)

        On February 18, 2004, the Company announced that it has entered into exclusive negotiations to acquire BSN Glasspack, S.A., the second largest glass container manufacturer in Europe, from Glasspack Participations, a company controlled by investment funds advised by CVC Capital Partners Europe.

        Total consideration for the acquisition would be approximately 1,160 million euros (US$1,460 million) in cash, including the assumption of debt. The Company is currently in negotiations with the lenders under the Agreement in order to amend the Agreement to allow additional borrowings to fund the acquisition. BSN has initiated consultations with the appropriate employee works councils in accordance with applicable labor laws. The acquisition would be subject to regulatory approval, with the closing expected in the second quarter of 2004.

20.    Goodwill

        The changes in the carrying amount of goodwill for the years ended December 31, 2001, 2002 and 2003 are as follows:

Balance as of January 1, 2001	$1,602.3
Goodwill acquired during the year	85.8
Amortization	(45.2)
Translation effects	(66.6)
Other changes	(20.1)

Balance as of December 31, 2001	1,556.2
Write-down of goodwill	(47.0)
Translation effects	101.8
Other changes, principally adjustments to purchase price	50.1

Balance as of December 31, 2002	1,661.1
Write-down of goodwill
Translation effects	285.5
Other changes, principally adjustments to acquisition-related deferred tax assets	(27.0)

Balance as of December 31, 2003	$1,919.6

        During the first quarter of 2002, the Company completed an impairment test under FAS No. 142 using the business enterprise value ("BEV") of each reporting unit. BEVs were calculated as of the measurement date, January 1, 2002, by determining the present value of debt-free, after-tax future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer. The BEV of each reporting unit was then compared to the book value of each reporting unit as of the measurement date to assess whether an impairment existed under FAS No. 142. Although the Company is principally a manufacturer of glass container products, it does own certain small entities which are part of OI Inc.'s consumer plastic products reporting unit. The Company determined that an impairment existed in the consumer plastic products reporting unit. Following a review of the valuation of the assets of the consumer plastic products reporting unit, the Company recorded an impairment charge of $47.0 million to reduce the reported value of its goodwill. As required by FAS No. 142, the transitional impairment loss has been recognized as the cumulative effect of a change in method of accounting.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Share Owner
OI Plastic Products FTS Inc.

        We have audited the accompanying consolidated balance sheets of OI Plastic Products FTS Inc. as of December 31, 2003 and 2002, and the related consolidated statements of results of operations, net Parent investment, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OI Plastic Products FTS Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

        As discussed in Note 1 in the Notes to the Consolidated Financial Statements, in 2002 the Company changed its accounting for goodwill.

Ernst & Young LLP
Toledo, Ohio February 23, 2004

OI PLASTIC PRODUCTS FTS INC.
CONSOLIDATED RESULTS OF OPERATIONS

	Years ended December 31,
	2003	2002	2001
	Millions of dollars
Revenues:
Net sales	$1,657.9	$1,585.4	$1,661.1
Other revenue	11.0	14.0	14.9

	1,668.9	1,599.4	1,676.0
Costs and expenses:
Manufacturing, shipping, and delivery	1,382.4	1,241.8	1,288.9
Research and development	31.9	31.4	30.7
Engineering	1.6	1.5	1.4
Selling and administrative	69.5	65.2	70.2
Net intercompany interest	56.7	21.6	55.5
Other interest expense	15.4	44.5	38.6
Other	725.6	8.9	88.8

	2,283.1	1,414.9	1,574.1

Earnings (loss) before items below	(614.2)	184.5	101.9
Provision for income taxes	26.9	72.3	53.3
Minority share owners' interests in earnings of subsidiaries	—	—	0.5

Earnings (loss) before cumulative effect of accounting change	(641.1)	112.2	48.1
Cumulative effect of accounting change		(413.0)

Net earnings (loss)	$(641.1)	$(300.8)	$48.1

See accompanying Notes to Consolidated Financial Statements.

OI PLASTIC PRODUCTS FTS INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	Millions of dollars
Assets
Current assets:
Cash	$9.8	$5.1
Receivables including $25.0 ($35.0 in 2002) from related parties, less allowances of $27.8 ($37.8 in 2002) for losses and discounts	172.5	164.6
Inventories	228.8	234.2
Prepaid expenses	28.7	29.9

Total current assets	439.8	433.8
Other assets:
Equity investments	7.3	5.6
Repair parts inventories	29.8	27.1
Deposits, receivables, and other assets	69.9	85.4
Goodwill	360.6	1,030.0

Total other assets	467.6	1,148.1
Property, plant, and equipment:
Land, at cost	29.7	29.4
Buildings and equipment, at cost:
Buildings and building equipment	236.5	221.4
Factory machinery and equipment	1,579.6	1,575.3
Transportation, office, and miscellaneous equipment	21.5	22.3
Construction in progress	60.6	120.4

	1,927.9	1,968.8
Less accumulated depreciation	877.4	843.9

Net property, plant, and equipment	1,050.5	1,124.9

Total assets	$1,957.9	$2,706.8

OI PLASTIC PRODUCTS FTS INC.

CONSOLIDATED BALANCE SHEETS (continued)

	December 31,
	2003	2002
	Millions of dollars
Liabilities and Net Parent Investment
Current liabilities:
Accounts payable including $28.1 ($31.2 in 2002) to related parties	$131.2	$152.4
Salaries and wages	12.8	18.8
U.S. and foreign income taxes	3.2	12.3
Other accrued liabilities	33.6	28.6
Long-term debt due within one year	0.1	0.1

Total current liabilities	180.9	212.2
External long-term debt	0.7	667.3
Deferred taxes	157.7	189.3
Other liabilities	5.5	4.8
Net Parent investment
Investment by and advances from Parent	1,658.0	1,675.7
Accumulated other comprehensive loss	(44.9)	(42.5)

Total net Parent investment	1,613.1	1,633.2

Total liabilities and net Parent investment	$1,957.9	$2,706.8

See accompanying Notes to Consolidated Financial Statements.

OI PLASTIC PRODUCTS FTS INC.

CONSOLIDATED NET PARENT INVESTMENT

	Years ended December 31,
	2003	2002	2001
	Millions of dollars
Investment by and advances to Parent
Balance at beginning of year	$1,675.7	$1,980.0	$2,944.1
Net intercompany transactions	623.4	(3.5)	(1,012.2)
Net (loss) earnings	(641.1)	(300.8)	48.1

Balance at end of year	1,658.0	1,675.7	1,980.0

Accumulated other comprehensive loss
Balance at beginning of year	(42.5)	(28.3)	(27.2)
Foreign currency translation adjustments	(2.4)	(14.2)	(1.1)

Balance at end of year	(44.9)	(42.5)	(28.3)

Total net Parent investment	$1,613.1	$1,633.2	$1,951.7

Total comprehensive (loss) income
Net earnings (loss)	$(641.1)	$(300.8)	$48.1
Foreign currency translation adjustments	(2.4)	(14.2)	(1.1)

Total comprehensive income (loss)	$(643.5)	$(315.0)	$47.0

See accompanying Notes to Consolidated Financial Statements

OI PLASTIC PRODUCTS FTS INC.

CONSOLIDATED CASH FLOWS

	Years ended December 31,
	2003	2002	2001
	Millions of dollars
Operating activities:
Net earnings (loss) before cumulative effect of accounting change	$(641.1)	$112.2	$48.1
Non-cash charges (credits):
Depreciation	123.9	119.8	111.2
Amortization of deferred costs	12.3	15.6	60.9
Impairment of goodwill	670.0
Loss on sale of certain closures assets	41.3
Deferred tax provision	21.1	62.5	42.9
Restructuring costs and writeoffs of certain assets			33.3
Gains on asset sales			(2.8)
Other	(45.2)	(11.1)	(10.9)
Change in non-current operating assets	0.9	4.2	(1.7)
Change in components of working capital	(60.1)	14.6	35.7

Cash provided by operating activities	123.1	317.8	316.7
Investing activities:
Additions to property, plant and equipment	(121.9)	(149.8)	(164.0)
Acquisitions, net of cash acquired		(2.3)	(15.6)
Net cash proceeds from divestitures and other	46.3	21.7	66.7

Cash utilized in investing activities	(75.6)	(130.4)	(112.9)
Financing activities:
Net change in intercompany debt	623.7	(2.3)	(1,049.5)
Repayments of long-term debt	(666.6)	(188.8)	(6.8)
Additions to long-term debt		0.1	850.4
Payment of finance fees			(14.9)
Decrease in short-term loans			(8.7)

Cash utilized in financing activities	(42.9)	(191.0)	(229.5)
Effect of exchange rate fluctuations on cash	0.1	(1.6)	1.8

Increase (decrease) in cash	4.7	(5.2)	(23.9)
Cash at beginning of year	5.1	10.3	34.2

Cash at end of year	$9.8	$5.1	$10.3

See accompanying Notes to Consolidated Financial Statements.

OI PLASTIC PRODUCTS FTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tabular data in millions of dollars

1.    Significant Accounting Policies

        Basis of Consolidated Statements    The consolidated financial statements of OI Plastic Products FTS Inc. ("Company") include the accounts of its subsidiaries. During January 2002, OI Closure FTS, Inc, another subsidiary of Owens-Illinois Inc., was merged into the Company. Since both entities were under common control of Owens-Illinois Inc., the consolidated statement of operations, net Parent investment, and cash flows for each of the three years ended December 31, 2003 and the consolidated balance sheets at December 31, 2003 and 2002 include OI Closure FTS, Inc. for all periods at historical cost. Newly acquired subsidiaries have been included in the consolidated financial statements from dates of acquisition.

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

        Nature of Operations    The Company is a leading manufacturer of plastics packaging products. The Company's principal product lines include consumer products (blow molded containers, injection molded containers and closures) and prescription containers. The Company's principal operations are in North America, however, the Company does have minor operations in Europe and South America. Major markets include the United States household products, personal care products, health care products, and food and beverage industries. One customer accounted for 15.7%, 17.5%, and 18.0% of the Company's sales in 2003, 2002, and 2001 respectively.

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

        Goodwill    Goodwill represents the excess of cost over fair value of assets of businesses acquired. Through December 31, 2001, goodwill was being amortized over 40 years. In accordance with Statement of Financial Accounting Standards ("FAS") No. 142 (as described below in "New Accounting Standards"), goodwill is no longer being amortized, but is being evaluated annually, as of October 1, for impairment or more frequently if an impairment indicator exists.

        Intangible Assets and Other Long-Lived Assets    Intangible assets are amortized over the expected useful life of the asset. The Company evaluates the recoverability of amortizable intangible assets and other long-lived assets based on undiscounted projected cash flows, excluding interest and taxes, when factors indicate that impairment may exist. If impairment exists, the asset is written down to fair value.

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

        All options have been granted at prices equal to the market price of OI Inc.'s common stock on the date granted. Accordingly, the Company recognizes no compensation expense related to the stock option plans. OI Inc. has adopted the disclosure-only provisions of FAS No. 123, "Accounting for Stock-Based Compensation."

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

New Accounting Standards

        FAS No. 132 (Revised). In December 2003, the Financial Accounting Standards Board issued FAS No. 132 (Revised) "Employers' Disclosure about Pensions and Other Postretirement Benefits". The revised statement requires additional disclosures to those in the original FAS No. 132 about the assets, obligations, cash flows, and net periodic benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Except for certain disclosures for foreign pension plans and for benefit obligations, FAS No. 132 (Revised) is effective for financial statements with fiscal years ending after December 15, 2003 and was adopted by the Company.

        FAS No. 142. On January 1, 2002, the Company adopted FAS No. 142, "Goodwill and Other Intangible Assets". As required by FAS No. 142, Goodwill is no longer being amortized, but is being evaluated annually as of October 1, for impairment or more frequently if an impairment indicator exists.

        The following earnings data for 2001 have been presented on an adjusted basis to eliminate goodwill amortization of $47.1 million as required by FAS No. 142. The earnings data for 2003 and 2002 have been presented to provide comparative data to the 2001 adjusted earnings.

	2003	2002	2001
	(Actual)	(Actual)	(Adjusted)
Earnings before cumulative effect of accounting change	$(641.1)	$113.0	$95.2
Net (loss) earnings	$(641.1)	$(300.8)	$95.2

        FAS No. 145. In April 2002, the FASB issued FAS No. 145, "Rescission of FASB Statements No. 4, No. 44, and No. 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other things, FAS No. 145 requires gains and losses from early extinguishment of debt to be included in income from continuing operations instead of being classified as extraordinary items as previously required by generally accepted accounting principles. FAS No. 145 is effective for fiscal years beginning after May 15, 2002 and was adopted by the Company on January 1, 2003. Any gain or loss on early extinguishment of debt that was classified as an extraordinary item in periods prior to adoption must be reclassified into income from continuing operations. The Company has reclassified $0.8 million of extraordinary charges for 2002. Interest expense was increased by $1.3 million and the provision for income taxes was decreased by $0.5 million for 2002.

        FIN 46 (Revised). In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 sets forth the criteria used in determining whether an investment in a variable interest entity ("VIE") should be consolidated and is based on the general premise that a company that controls another entity through interests other than voting interests should consolidate the controlled entity. FIN No. 46 is effective at the end of periods ending after December 15, 2003 for companies that have interest in structures that are commonly referred to as special-purpose entities. FIN No. 46 is effective for all other types of variable interest entities for periods ending after March 15, 2004. The Company does not have an interest in any structure that would be considered a special-purpose entity and therefore, FIN No. 46 will be adopted by the Company on March 31, 2004. Adoption of this interpretation is not expected to have a material impact on the Company's results of operations or financial position.

2.    Changes in Components of Working Capital Related to Operations

        Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

	2003	2002	2001
Decrease (increase) in current assets:
Receivables	$(9.3)	$12.1	$(2.6)
Inventories	5.2	(22.0)	20.0
Prepaid expenses	(0.7)	(2.0)	3.4
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	(45.1)	18.1	19.2
Salaries and wages	(6.0)	0.7	2.0
U.S. and foreign income taxes	(4.2)	7.7	(6.3)

	$(60.1)	$14.6	$35.7

3.    Inventories

        Major classes of inventory are as follows:

	2003	2002
Finished goods	$138.1	$144.6
Work in process	1.2	0.6
Raw materials	73.2	73.1
Operating supplies	16.3	15.9

	$228.8	$234.2

        If the inventories which are valued on the LIFO method had been valued at standard costs, which approximate current costs, consolidated inventories would be higher than reported by $7.6 million and $3.2 million at December 31, 2003 and 2002, respectively.

        Inventories which are valued at the lower of standard costs (which approximate average costs), or market at December 31, 2003 and 2002 were approximately $34.3 million and $27.5 million, respectively.

4.    External Long-Term Debt

        The following table summarizes the external long-term debt of the Company at December 31, 2003 and 2002:

	December 31,
	2003	2002
Secured Credit Agreement:
Revolving Credit Facility	$—	$666.3
Other	0.8	1.1

	0.8	667.4
Less amounts due within one year	0.1	0.1

External long-term debt	$0.7	$667.3

        On June 13, 2003, the Company and another subsidiary of OI Group entered into an Amended and Restated Secured Credit Agreement (the "Agreement") which provides for up to $1.9 billion of credit. The Agreement consists of a $600 million revolving credit facility and a $460 million A term loan, each of which has a final maturity date of April 1, 2007, and an $840 million B term loan, which has a final maturity date of April 1, 2008. Proceeds from borrowings under the Agreement were used to repay all amounts outstanding under the Company's $1.9 billion previous credit agreement which had been scheduled to mature on March 31, 2004.

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

        During May 2003, another indirect subsidiary of OI Group issued Senior Secured Notes totaling $450 million and Senior Notes totaling $450 million. The notes bear interest at 7.75% and 8.25%, respectively, and are due May 15, 2011 and May 15, 2013, respectively. Both series of notes are guaranteed by OI Group and substantially all of its domestic subsidiaries. In addition, the assets of substantially all of OI Group's domestic subsidiaries are pledged as security for the Senior Secured Notes. The indentures for the 7.75% Senior Secured Notes and the 8.25% Senior Notes have substantially the same restrictions as the 8.875% and 8.75% Senior Secured Notes. The issuing subsidiary used the net proceeds from the notes of approximately $880 million to purchase in a tender offer $263.5 million of OI Inc.'s $300 million 7.85% Senior Notes due 2004 and to repay borrowings under the previous credit agreement. Concurrently, available credit under the previous credit agreement was reduced to approximately $1.9 billion. As part of the issuance of these notes and the related tender offer, the Company recorded in the second quarter of 2003 additional interest charges of $0.4 million for the write-off of unamortized finance fees related to the reduction of available credit under the previous credit agreement.

        Annual maturities for all of the Company's long-term debt through 2008 are as follows: 2004, $0.1 million; 2005, $0.4 million; 2006, $0.2 million; and 2007, $0.1 million.

        Interest paid in cash aggregated $14.2 million for 2003, $39.9 million for 2002, and $31.7 million for 2001.

5.    Guarantees of Debt

        Under the Amended and Restated Secured Credit Agreement, the Company has guaranteed certain of OI Group's domestic and foreign subsidiaries which amounted to $1,300.0 million at December 31, 2003. This guarantee expires with the Amended and Restated Secured Credit Agreement on April 1, 2007.

        The Company also has guaranteed $1.0 billion of 8.875% and $625.0 million of 8.75% of Senior Secured Notes issued by an affiliate of the Company. These guarantees expire in 2009 for the $1.0 billion of 8.875% Senior Secured Notes and 2012 for the $625.0 million of 8.75% Senior Secured Notes.

        The Company will be obligated under the above guarantees in the event that OI Group's domestic or foreign subsidiaries cannot make the required interest or principal payments under the above obligations.

        During May 2003, an affiliate of the Company issued $450 million of 7.75% Senior Secured Notes and $450 million of 8.25% Senior Notes. The Company has guaranteed both series of notes. The assets of the Company and most of its domestic subsidiaries are pledged as security for the Senior Secured Notes. The guarantees expire in 2011 for the $450 million of 7.75% and 2013 for the $450 million of 8.25%.

6.    Operating Leases

        Rent expense attributable to all warehouse, office buildings, and equipment operating leases was $20.4 million in 2003, $21.7 million in 2002, and $21.9 million in 2001. Minimum future rentals under operating leases are as follows: 2004, $9.3 million; 2005, $5.1 million; 2006, $3.8 million; 2007, $3.0 million; 2008, $2.3 million; and 2009 and thereafter, $12.2 million.

7.    Foreign Currency Translation

        Aggregate foreign currency exchange gains (losses) included in other costs and expenses were $(0.1) million in 2003, $1.5 million in 2002, and $(1.3) million in 2001.

8.    Income Taxes

        Deferred income taxes reflect: (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (2) carryovers and credits for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows:

	2003	2002
Deferred tax assets:
Tax loss carryovers	$19.2	$13.7
Other, principally accrued liabilities	29.0	34.8

Total deferred tax assets	48.2	48.5
Deferred tax liabilities:
Property, plant and equipment	144.7	170.0
Inventory	3.0	2.4
Other	34.2	39.7

Total deferred tax liabilities	181.9	212.1

Net deferred tax liabilities	$(133.7)	$(163.6)

        Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2003 and 2002 as follows:

	2003	2002
Prepaid expenses	$24.0	$25.7
Deferred tax liabilities	(157.7)	(189.3)

Net deferred tax liabilities	$(133.7)	$(163.6)

        The provision for income taxes consists of the following (certain amounts from prior years have been reclassified to conform to current year presentation):

	2003	2002	2001
Current:
U.S. Federal	$—	$—	$—
State	1.3	1.2	1.2
Foreign	4.5	9.1	9.2

	5.8	10.3	10.4

Deferred:
U.S. Federal	21.1	57.9	39.9
State	0.4	5.2	3.2
Foreign	(0.4)	(1.1)	(0.2)

	21.1	62.0	42.9

Total:
U.S. Federal	21.1	57.9	39.9
State	1.7	6.4	4.4
Foreign	4.1	8.0	9.0

	$26.9	$72.3	$53.3

        The provision for income taxes was calculated based on the following components of earnings before income taxes (certain amounts from prior years have been reclassified to conform to current year presentation):

	2003	2002	2001
Domestic	$(629.0)	$168.1	$70.5
Foreign	14.8	16.4	31.4

	$(614.2)	$184.5	$101.9

        Income taxes paid in cash were as follows:

	2003	2002	2001
Domestic	$1.8	$0.1	$1.5
Foreign	6.0	12.1	6.4

	$7.8	$12.2	$7.9

        A reconciliation of the provision for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows (certain amounts from prior years have been reclassified to conform to current year presentation):

	2003	2002	2001
Pretax earnings at statutory U.S. Federal tax rate	$(214.9)	$64.6	$35.7
Increase (decrease) in provision for income taxes due to:
Amortization of goodwill			16.5
Impairment of goodwill	234.5
State taxes, net of federal benefit	1.1	4.2	3.5
International rate differences	(0.6)	(0.4)	(1.7)
Other items	6.8	3.9	(0.7)

Provision for income taxes	$26.9	$72.3	$53.3

Effective tax rate	-4.4%	39.2%	52.3%

        The Company is included with OI Inc.'s consolidated tax returns. OI Inc. has net operating losses, alternative minimum tax credits, and research and development credits available to offset future U.S. Federal income tax.

        At December 31, 2003, the Company's equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $16.2 million. It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed.

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

	Years ended December 31,
	2003	2002	2001
Revenues:
Sales to affiliated companies	$8.1	$3.9	$8.2

Expenses:
Administrative services	22.5	15.4	13.2
Corporate management fee	7.6	7.4	8.5

Total expenses	$30.1	$22.8	$21.7

The above expenses are recorded in the statement of operations as follows:
Cost of sales	$20.1	$13.6	$11.6
Selling, general, and adminstrative expenses	10.0	9.2	10.1

Total expenses	$30.1	$22.8	$21.7

        Intercompany interest is charged to the Company from OI Inc. based on intercompany debt balances. An interest rate is calculated monthly based on OI Inc's total consolidated monthly external debt balance and the related interest expense, including finance fee amortization and commitment fees. The calculated rate (7.4% at December 31, 2003) is applied monthly to the intercompany debt balance to determine intercompany interest expense.

10.    Pension Benefit Plans

        The Company participates in OI Inc.'s defined benefit pension plans for substantially all employees located in the United States. Benefits generally are based on compensation for salaried employees and on length of service for hourly employees. OI Inc.'s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements. Independent actuaries determine pension costs for each subsidiary of OI Inc. included in the plans; however, accumulated benefit obligation information and plan assets pertaining to each subsidiary have not been separately determined. As such, the accumulated benefit obligation and the plan assets related to the pension plans for domestic employees have been retained by another subsidiary of OI Inc. Net credits to results of operations for the Company's allocated portion of the domestic pension costs amounted to $0.8 million in 2003, $9.5 million in 2002, and $13.6 million in 2001.

        OI Inc. also sponsors several defined contribution plans for all salaried and hourly U.S. employees of the Company. Participation is voluntary and participants' contributions are based on their compensation. OI Inc. matches contributions of participants, up to various limits, in substantially all plans. OI Inc. charges the Company for its share of the match. The Company's share of the contributions to these plans amounted to $3.6 million in 2003, $3.6 million in 2002, and $3.5 million in 2001.

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

        The Company's net periodic postretirement benefit cost, as allocated by OI Inc., was $0.1 million, $1.6 million, and $1.7 million at December 31, 2003, 2002, and 2001, respectively.

12.    Other Revenue

        Other revenue for the year ended December 31, 2001 includes $2.8 million from the sale of the Company's label business.

13.    Other Costs and Expenses

        Other costs and expenses for the year ended December 31, 2003 included pretax charges of $711.3 million ($695.8 after tax) related to the following:

  •
  During the fourth quarter of 2003, the Company completed the sale of its assets related to the production of plastic trigger sprayers and finger pumps. Included in the sale were manufacturing facilities in Bridgeport, Connecticut and El Paso, Texas, in addition to related production assets at the Erie, Pennsylvania plant. As a result of the sale, the Company recorded a loss of $41.3 million ($25.8 million after tax) in the third and fourth quarters of 2003. The net cash proceeds from the sale of approximately $44 million, including liquidation of related working capital, were used to reduce debt.

    The Company's decision to sell its assets related to the production of plastic trigger sprayers and finger pumps is consistent with its objectives to improve liquidity and to focus on its core businesses.

  •
  As discussed further in Note 15, during the fourth quarter of 2003, the Company recorded an impairment charge of $670.0 million to reduce the reported value of its goodwill in its consumer products reporting unit.

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

  •
  Other costs of $4.9 million related to closing facilities and reducing workforce. The total workforce reductions involved approximately 180 employees at a cost of approximately $3.5 million, substantially all of which had been paid out at December 31, 2002.

  •
  A charge of $8.5 million for certain contingencies.

  •
  A charge of $7.9 million related to restructuring manufacturing capacity in the medical devices business.

        Actions related to the 2001 restructuring and impairment charges were substantially completed during 2002.

        Selected information relating to the restructuring accruals that resulted from the 2001 and 2000 restructuring programs follow:

Capacity realignment
Restructuring accruals at January 1, 2001	$0.5
Restructuring program and impairment	22.1
Reversal of second quarter 2001 restructuring charge	(5.2)
Medical devices restructuring	7.9
Write-down of assets to net realizable value	(10.1)
Net cash paid	(0.5)

Remaining accruals at December 31, 2001	14.7
Write-down of assets to net realizable value	(9.7)
Net cash paid	(1.8)

Remaining accruals at December 31, 2002	$3.2

        Capacity realignment included charges for plant closing costs, severance benefits, and write-downs of assets for disposal or abandonment as a result of restructuring of manufacturing capacity. Write-downs of assets represented the majority of the charges for 2001.

        At the end of 2002, the 2001 and 2000 restructuring programs were substantially completed and the remaining accruals were no longer deemed to be material; therefore, the activity in these restructuring accruals has not been presented for 2003.

14.    Contingencies

        In April 1999, Crown Cork & Seal Technologies Corporation ("CCS") filed suit against Continental PET Technologies, Inc. ("CPT"), a wholly-owned subsidiary of the Company, in the United

States District Court for the District of Delaware alleging that certain plastic containers manufactured by CPT, primarily multi-layer PET containers with barrier properties, infringe CCS's U.S. Patent 5,021,515 relating to an oxygen-scavenging material. CCS is a party to an agreement with Chevron Philips Chemical Company ("Chevron") under which Chevron has rights to sublicense certain CCS patents, including, Chevron believed, the patent involved in the suit against CPT. To avoid the cost of litigation, CPT took a sublicense from Chevron under the patent in suit and other patents. Chevron then entered the suit to defend and assert its right to sublicense the patent in suit to CPT. In November 2002, the Delaware District Court concluded that Chevron did not have the rights it purported to sublicense to CPT and entered a judgment to that effect on March 31,2003.

        In connection with the initial public offering of Constar International Inc. ("Constar"), CCS contributed to Constar the patent involved in the suit against CPT. As a result, Constar was substituted for CCS as the plaintiff in the suit. The Court's judgments will allow Constar to pursue its lawsuit against CPT, which is in its initial stages and had been stayed pending resolution of the Chevron claims. In the lawsuit, Constar seeks certain monetary damages and injunctive relief. CPT will continue to pursue all defenses available to it. However, if the Court were to reach conclusions adverse to CPT on the claims for monetary damages asserted by Constar, the Company believes such determination would not have a material adverse effect on the Company's consolidated results of operations and financial position, and any such damages could be covered in part by third-party indemnification. Additionally, any adverse decision with respect to Constar's request for injunctive relief is not likely to have an adverse effect on the company because it believes that it can pursue alternative technologies for the manufacture of multi-layer PET containers with barrier properties.

        Other litigation is pending against the Company, in many cases involving ordinary and routine claims incidental to the business of the Company and in others presenting allegations that are nonroutine and involve compensatory, punitive or treble damage claims as well as other types of relief. The ultimate legal and financial liability of the Company in respect to this pending litigation cannot be estimated with certainty. However, the Company believes, based on its examination and review of such matters and experience to date, that such ultimate liability will not have a material adverse effect on its results of operations or financial condition.

15.    Goodwill

        The changes in the carrying amount of goodwill for the years ended December 31, 2001, 2002 and 2003 are as follows:

Balance as of January 1, 2001	$1,523.6
Goodwill acquired during the year
Amortization	(47.1)
Translation effects	(0.1)
Other changes	(8.2)

Balance as of December 31, 2001	1,468.2
Write-down of goodwill	(413.0)
Translation effects	0.2
Other changes	(25.4)

Balance as of December 31, 2002	1,030.0
Write-down of goodwill	(670.0)
Other changes	0.6

Balance as of December 31, 2003	$360.6

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

        During the fourth quarter of 2003, the Company completed its annual impairment testing and determined that an impairment existed in the goodwill of its consumer products reporting unit. The consumer products unit operates in a highly competitive and fragmented industry. During the course of 2003, a number of the product lines within this reporting unit experienced price reductions, principally as a result of the Company's strategy to preserve and expand market share. The reduced pricing, along with continued capital expenditures, caused the Company to lower its earnings and cash flow projections for the consumer products reporting unit for several years following the measurement date (October 1, 2003) resulting in an estimated fair value for the unit that was lower than its book value. Following a review of the valuation of the unit's identifiable assets, the Company recorded an impairment charge of $670.0 million to reduce the reported value of its goodwill.

16.    Additional Interest Charges from Early Extinguishment of Debt

        During 2002, the Company wrote off unamortized deferred financing fees related to indebtedness repaid prior to its scheduled maturity. As a result, the Company recorded additional interest charges totaling $1.3 million ($0.8 million after tax). These charges had been previously reported as extraordinary charges, net of income taxes, and were reclassified, as detailed above, to interest expense and provision for income taxes in accordance with FAS No. 145.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OWENS-ILLINOIS, INC.
(Registrant)
By	/s/ JAMES W. BAEHREN James W. Baehren Senior Vice President, General Counsel and Secretary

Date: March 15, 2004

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Owens-Illinois, Inc. and in the capacities and on the dates indicated.

Signatures	Title

Gary F. Colter	Director
Robert J. Dineen	Director
Edward A. Gilhuly	Director
James H. Greene, Jr.	Director
Joseph H. Lemieux	Chairman of the Board of Directors; Director
Michael W. Michelson	Director
Edward C. White	Senior Vice President of Finance and Administration and Controller (Principal Accounting Officer)
Terry L. Wilkison	Co-Chief Executive Officer (Co-Principal Executive Officer)
Thomas L. Young	Co-Chief Executive Officer (Co-Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer); Director
By	/s/ JAMES W. BAEHREN James W. Baehren Attorney-in-fact

Date: March 15, 2004

INDEX TO FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule of Owens-Illinois, Inc. and Subsidiaries:

        For the years ended December 31, 2003, 2002, and 2001:

PAGE
II—Valuation and Qualifying Accounts (Consolidated)	S-1

OWENS-ILLINOIS, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (CONSOLIDATED)
Years ended December 31, 2003, 2002, and 2001
(Millions of Dollars)

        Reserves deducted from assets in the balance sheets:

        Allowances for losses and discounts on receivables

		Additions
	Balance at beginning of period	Charged to costs and expenses	Other (Note 2)	Deductions (Note 1)	Balance at end of period
2003	$62.5	$69.9	$-	$80.4	$52.0

2002	$71.1	$74.8	$-	$83.4	$62.5

2001	$69.9	$79.3	$6.3	$84.4	$71.1

(1)
Deductions from allowances for losses and discounts on receivables represent uncollectible notes and accounts written off.

(2)
Other for 2001 relates to acquisitions during the year.

S-1

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR OWENS-ILLINOIS, INC.'S COMMON STOCK AND RELATED SHARE OWNER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7.(a). QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9.(A). CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. and 13. EXECUTIVE COMPENSATION AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
  ITEM 15.(A). FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
  ITEM 15.(B). REPORTS ON FORM 8-K
  ITEM 15.(C). EXHIBIT INDEX
  ITEM 15.(D). SEPARATE FINANCIAL STATEMENTS OF AFFILIATES WHOSE SECURITIES ARE PLEDGED AS COLLATERAL.
OWENS-BROCKWAY PACKAGING, INC. CONSOLIDATED CASH FLOWS