Form 10-K
period 2007-12-31
OWENS ILLINOIS INC /DE/
filed 2008-02-29
CIK 812074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(do no check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The aggregate market value (based on the consolidated tape closing price on June 30, 2007) of the voting and non-voting stock beneficially held by non-affiliates of Owens-Illinois, Inc. was approximately $3,135,882,000.  For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors and executive officers of the Company.  Such interpretation is not intended to be, and should not be construed to be, an admission by Owens-Illinois, Inc. or such directors or executive officers of the Company that such directors and executive officers of the Company are “affiliates” of Owens-Illinois, Inc., as that term is defined under the Securities Act of 1934.

The number of shares of common stock, $.01 par value of Owens-Illinois, Inc. outstanding as of January 31, 2008 was 157,417,643.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Owens-Illinois, Inc. Proxy Statement for The Annual Meeting of Share Owners To Be Held Friday, May 9, 2008 (“Proxy Statement”) are incorporated by reference into Part III hereof.

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

PART I

ITEM 1.  BUSINESS

General Development of Business

Owens-Illinois, Inc. (the “Company”), through its subsidiaries, is the successor to a business established in 1903.  The Company is the largest manufacturer of glass containers in the world, with leading positions in Europe, North America, Asia Pacific and South America.

On July 31, 2007, the Company completed the sale of its plastics packaging business for approximately $1.825 billion.

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

The Company has 83 glass manufacturing plants in 22 countries.

Technology Leader

The Company believes it is a technological leader in the worldwide glass container segment of the rigid packaging market in which it competes.  During the five years ended December 31, 2007, on a continuing operations basis, the Company invested more than $1.4 billion in capital expenditures (excluding acquisitions) and more than $247 million in research, development and engineering to, among other things, improve labor and machine productivity, increase capacity in growing markets and commercialize technology into new products.

Worldwide Corporate Headquarters

The principal executive office of the Company is located at One Michael Owens Way, Perrysburg, Ohio 43551; the telephone number is (567) 336-5000.  The Company’s website is www.o-i.com.  The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 can be obtained from this site at no cost. The Company’s Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the Compensation, Nominating/Corporate Governance and Audit Committees are also available on the Investor Relations section of the Company’s web site.  Copies of these documents are available in print to share owners upon request, addressed to the Corporate Secretary at the address above.

Financial Information about Reportable Segments

Information as to sales, earnings from continuing operations before interest income, interest expense, provision for income taxes and minority share owners’ interests in earnings of subsidiaries and excluding amounts related to certain items that management considers not representative of ongoing operations (“Segment Operating Profit”), and total assets by reportable segment is included in Note 21 to the Consolidated Financial Statements.

Narrative Description of Business

Below is a description of the business and information to the extent material to understanding the Company’s business taken as a whole.

Products and Services, Customers, Markets and Competitive Conditions, and Methods of Distribution

The Company is the largest manufacturer of glass containers in the world.  The Company is the leading glass container manufacturer in 18 of the 22 countries where it competes in the glass container segment of the rigid packaging market, including the U.S., and the sole manufacturer of glass containers in 8 of these countries.

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

The Company sells most of its glass container products directly to customers under annual or multi-year supply agreements.  The Company also sells some of its products through distributors. Glass container production is typically scheduled to maintain reasonable levels of inventory.

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

In supplying glass containers outside of the U.S., the Company competes directly with Compagnie de Saint-Gobain in Europe and Brazil, Ardagh plc in the U.K., Germany, and Poland, Vetropak in the Czech Republic and Amcor Limited in Australia.  In other locations in Europe, the Company competes indirectly with a variety of glass container firms including Compagnie de Saint-Gobain, Vetropak and Ardagh plc.  Except as mentioned above, the Company does not compete with any large, multi-national glass container manufacturers in South America or the Asia Pacific region.

In addition to competing with other large, well-established manufacturers in the glass container segment, the Company competes with manufacturers of other forms of rigid packaging, principally aluminum cans and plastic containers, on the basis of quality, price, service and the marketing attributes of the container.  The principal competitors producing metal containers are Amcor, Ball Corporation, Crown Holdings, Inc., Rexam plc, and Silgan Holdings Inc.  The principal competitors producing plastic containers are Consolidated Container Holdings, LLC, Graham Packaging Company, Plastipak Packaging, Inc. and Silgan Holdings Inc.  The Company also competes with manufacturers of non-rigid packaging alternatives, including flexible pouches and aseptic cartons.

The Company’s unit shipments of glass containers in countries outside of the U.S. have grown substantially from levels in earlier years.  The Company has added to its international operations by acquiring glass container companies, many of which have leading positions in growing or established markets, increasing capacity at select foreign subsidiaries, and maintaining the global network of glass container companies that license its technology.  In many developing countries, the Company’s international glass operations have benefited in the last ten years from increased consumer spending power, a trend toward the privatization of industry, a favorable climate for foreign investment, lowering of trade barriers and global expansion programs by multi-national consumer companies.

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

Manufacturing

The Company believes it is a low-cost producer in the North American rigid packaging market, as well as a low-cost producer in many of the international glass segments in which it competes.  Much of this cost advantage is due to the Company’s proprietary equipment and process technology.  The Company believes its proprietary high volume glass forming machines, developed and refined by its engineering group, are significantly more efficient and productive than those used by competitors.  The Company’s machine development activities and systematic upgrading of production equipment have given it a low-cost leadership position in the glass container segment in most of the countries in which it competes, a key strength to competing successfully in the rigid packaging market.

The Company operates several machine shops that assemble and repair high-productivity glass-forming machines and mold shops that manufacture molds and related equipment.

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

Suppliers and Raw Materials

The primary raw materials used in the Company’s glass container operations are sand, soda ash, limestone and recycled glass.  Each of these materials, as well as the other raw materials used to manufacture glass containers, has historically been available in adequate supply from multiple sources.  One of the sources is a soda ash mining operation in Wyoming in which the Company has a 25% interest.  For certain raw materials, however, there may be temporary shortages due to weather or other factors, including disruptions in supply caused by raw material transportation or production delays.

Energy

The Company’s glass container operations require a continuous supply of significant amounts of energy, principally natural gas, fuel oil, and electrical power.  Adequate supplies of energy are generally available to the Company at all of its manufacturing locations.  Energy costs typically account for 15-25% of the Company’s total manufacturing costs, depending on the factory location and its particular energy requirements.  The percentage of total cost related to energy can vary significantly because of volatility in market prices, particularly for natural gas in particularly volatile markets such as North America.  In order to limit the effects of fluctuations in market prices for natural gas and fuel oil, the Company uses commodity futures contracts related to its forecasted requirements, principally in North America.  The objective of these futures contracts is to reduce the potential volatility in cash flows due to changing market prices.  The Company continually evaluates the energy markets with respect to its forecasted energy requirements in order to optimize its use of commodity futures contracts.  If energy costs increase substantially in the future, the Company could experience a corresponding increase in operating costs, which may not be fully recoverable through increased selling prices.

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

ADDITIONAL INFORMATION

Technical Assistance License Agreements

The Company has agreements to license its proprietary glass container technology and provide technical assistance to 20 companies in 20 countries.  These agreements cover areas related to manufacturing and engineering assistance.  The worldwide licensee network provides a stream of revenue to support the Company’s development activities and gives it the opportunity to participate in the rigid packaging market in countries where it does not already have a direct presence.  In addition, the Company’s technical agreements enable it to apply “best practices” developed by its worldwide licensee network.  In the years 2007, 2006 and 2005, the Company earned $19.7 million, $16.5 million and $16.2 million, respectively, in royalties and net technical assistance revenue on a continuing operations basis.

Research and Development

The Company believes it is a technological leader in the worldwide glass container segment of the rigid packaging market.  Research, development, and engineering constitute important parts of the Company’s technical activities.  On a continuing operations basis, research, development, and engineering expenditures were $65.8 million, $48.7 million, and $50.9 million for 2007, 2006, and 2005, respectively.  The Company’s research, development and engineering activities include new products, manufacturing process control, automatic inspection and further automation of manufacturing activities.

Environmental and Other Governmental Regulation

The Company’s worldwide operations, in common with those of the industry generally, are subject to extensive laws, ordinances, regulations and other legal requirements relating to environmental protection, including legal requirements governing investigation and clean-up of contaminated properties as well as water discharges, air emissions, waste management and workplace health and safety.  Capital expenditures for property, plant, and equipment in 2007 included amounts for environmental control activities that were not material in the aggregate.

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

In North America, sales of beverage containers are affected by governmental regulation of packaging, including deposit return laws. As of January 1, 2008, there were 11 U.S. states with bottle deposit laws in effect, requiring consumer deposits of between 4 and 15 cents, USD, depending on the size of the container. In Canada, there are 8 provinces with consumer deposits between 5 and 20 cents Canadian, depending on the size of the container. In Europe a number of countries have some form of consumer deposit law in effect, including Austria, Belgium, Denmark, Finland, Germany, The Netherlands, Norway, Sweden and Switzerland. The structure and enforcement of such laws and regulations can impact the sales of beverage containers in a given jurisdiction. Such laws and regulations also impact the availability of post-consumer recycled glass for the Company to use in container production.

A number of U.S. states and Canadian provinces have recently considered or are now considering laws and regulations to encourage curbside, deposit return, and on-premise recycling.   Although there is no clear trend in the direction of these state and provincial laws and regulations, the Company believes that U.S. states and Canadian provinces, as well as municipalities within those jurisdictions, will continue to adopt recycling laws which will affect supplies of post-consumer recycled glass.    As a large user of post-consumer recycled glass for bottle to bottle production, the Company has an interest in laws and regulations impacting supplies of such material in its markets.

The European Union Emissions Trading Scheme (“EUETS”) commenced January 1, 2005.  The EU has committed to Kyoto Protocol emissions reduction targets and the EUETS is intended to facilitate such reduction.  The Company’s manufacturing installations which operate in EU countries will need to restrict the volume of their CO2 emissions to the level of their individually allocated Emissions Allowances as set by country regulators.   If the actual level of emissions for any installation exceeds its allocated allowance, additional allowances can be bought on the market to cover deficits; conversely, if the actual level of emissions for such installation is less than its allocation, the excess allowances can be sold on the same market.  While no material effect is anticipated as a result of the EUETS, the Company has sold a limited quantity of excess CO2 emissions allowances in the open market during 2007.

The Company is unable to predict what environmental legal requirements may be adopted in the future.  However, the Company continually monitors its operations in relation to environmental impacts and invests in environmentally friendly and emissions reducing projects.  As such, the Company has made significant expenditures for environmental improvements at certain of its factories over the last several years; however, these expenditures did not have a material adverse affect on the Company’s results of operations or cash flows.  While not expected to be material, the compliance costs associated with legal environmental requirements are expected to continue.

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

The Company has a number of intellectual property rights, comprised of both patented and proprietary technology, that the Company believes makes its glass forming machines more efficient and productive than those used by its competitors.  In addition, the efficiency of the Company’s glass forming machines is enhanced by the Company’s overall approach to cost efficient manufacturing technology, which extends from the raw materials batch house to the finished goods warehouse.  This technology is proprietary to the Company through a combination of issued patents, pending applications, copyrights, trade secrets and proprietary know-how.

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

In the Company’s glass container manufacturing processes, computer controls and electro-mechanical mechanisms are commonly used for a wide variety of applications in the forming machines and auxiliary processes. Various patents held by the Company are directed to the electro-mechanical mechanisms and related technologies used to control sections of the machines.  Additional U.S. patents held by the Company and various pending applications are directed to the technology used by the Company for the systems that control the operation of the forming machines and many of the component mechanisms that are embodied in the machine systems.

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

Seasonality

Sales of particular glass container products such as beer are seasonal.  Shipments in the U.S. and Europe are typically greater in the second and third quarters of the year, while shipments in the Asia Pacific region are typically greater in the first and fourth quarters of the year, and shipments in South America are typically greater in the third and fourth quarters of the year.

Employees

The Company’s worldwide operations employed approximately 24,000 persons as of December 31, 2007.  Approximately 95% of North American employees are hourly workers covered by collective bargaining agreements.  The principal collective bargaining agreement, which at December 31, 2007, covered approximately 61% of the Company’s union-affiliated employees in North America will expire on March 31, 2008. Consistent with past practice, representatives of the Company and the union began discussions early in 2008 in connection with negotiating a new agreement.  Approximately 58% of employees in South America are covered by collective bargaining agreements with an average term of approximately 2-3 years.  In addition, a large number of the Company’s employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S.  Such employment rights require the Company to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. The Company considers its employee relations to be good and does not anticipate any material work stoppages in the near term.

Executive Officers of the Registrant

Name and Age	Position

Albert P. L. Stroucken (60)

Chairman and Chief Executive Officer since December 2006. Previously Chief Executive Officer of HB Fuller Company, a manufacturer of adhesives, sealants, coatings, paints and other specialty chemical products 1998-2006, and Chairman of HB Fuller Company from 1999-2006.

Edward C. White (60)

Chief Financial Officer since 2005; Senior Vice President and Director of Sales and Marketing for O-I Europe 2004-2005; Senior Vice President since 2003; Senior Vice President of Finance and Administration 2003-2004; Controller 1999-2004; Vice President 2002-2003.

James W. Baehren (57)

Senior Vice President Strategic Planning since 2006; Chief Administrative Officer 2004-2006; Senior Vice President and General Counsel since 2003; Corporate Secretary since 1998; Vice President and Director of Finance 2001-2003.

L. Richard Crawford (47)

President, Global Glass Operations since 2006; President, Latin America Glass 2005-2006; Vice President, Director of Operations and Technology for O-I Europe 2004-2005; Vice President of Global Glass Technology 2002-2004; Vice President, Manufacturing Manager of Domestic Glass Container 2000-2002.

Financial Information about Foreign and Domestic Operations

Information as to net sales, Segment Operating Profit, and assets of the Company’s reportable segments is included in Note 21 to the Consolidated Financial Statements.

ITEM 1A.               RISK FACTORS

Asbestos-Related Contingent Liability – The Company has made, and will continue to make, substantial payments to resolve claims of persons alleging exposure to asbestos-containing products and may need to record additional charges in the future for estimated asbestos-related costs.  These substantial payments have affected and may continue to affect the Company’s cost of borrowing and the ability to pursue acquisitions.

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

The Company believes that its ultimate asbestos-related liability (i.e., its indemnity payments or other claim disposition costs plus related legal fees) cannot be estimated with certainty. Beginning with the initial liability of $975 million established in 1993, the Company has accrued a total of approximately $3.22 billion through 2007, before insurance recoveries, for its asbestos-related liability.  The Company’s ability reasonably to estimate its liability has been significantly affected by the volatility of asbestos-related litigation in the United States, the expanding list of non-traditional defendants that have been sued in this litigation and found liable for substantial damage awards, the use of mass litigation screenings to generate new lawsuits, the large number of claims asserted or filed by parties who claim prior exposure to asbestos materials but have no present physical impairment as a result of such exposure, and the significant number of co-defendants that have filed for bankruptcy.

The Company conducted a comprehensive review of its asbestos-related liabilities and costs in connection with finalizing and reporting its results of operations for the year ended December 31, 2007 and concluded that an increase in its reserve for future asbestos-related costs in the amount of $115.0 million was required.

The ultimate amount of distributions which may be required to be made by the Company to fund the Company’s asbestos-related payments cannot be estimated with certainty.  The Company’s reported results of operations for 2007 were materially affected by the $115.0 million fourth quarter charge and asbestos-related payments continue to be substantial.  Any future additional charge may likewise materially affect the Company’s results of operations for the period in which it is recorded. Also, the continued use of significant amounts of cash for asbestos-related costs has affected and may continue to affect the Company’s cost of borrowing and its ability to pursue global or domestic acquisitions.

Substantial Leverage – The Company’s substantial indebtedness could adversely affect the Company’s financial health.

The Company has a significant amount of debt.  As of December 31, 2007, the Company had approximately $3.7 billion of total debt outstanding, reduced from $5.5 billion at December 31, 2006.  While the debt level is lower, the Company’s remaining indebtedness could result in the following consequences:

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

•      Limited flexibility in reacting to the Company’s competitors that have less debt; and

•      Limit, along with the financial and other restrictive covenants in the documents governing  indebtedness, among other things, the Company’s ability to borrow additional funds.

Ability to Service Debt—To service its indebtedness, the Company will require a significant amount of cash. The Company’s ability to generate cash depends on many factors beyond its control.

The Company’s ability to make payments on and to refinance its indebtedness and to fund working capital, capital expenditures, acquisitions, development efforts and other general corporate purposes depends on its ability to generate cash in the future.  The Company has no assurance that it will generate sufficient cash flow from operations, or that future borrowings will be available under the secured credit agreement, in an amount sufficient to enable the Company to pay its indebtedness, or to fund other liquidity needs. If short term interest rates increase, the Company’s debt service cost will increase because some of its debt is subject to short term variable interest rates. At December 31, 2007, the Company’s debt subject to variable interest rates, including fixed rate debt swapped to variable rate, represented approximately 62% of total debt.

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

The Company operates manufacturing and other facilities throughout the world.  Net sales from international operations totaled approximately $5.6 billion, representing approximately 75% of the Company’s net sales for the year ended December 31, 2007.  As a result of its international operations, the Company is subject to risks associated with operating in foreign countries, including:

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

The Company is subject to significant competition from other glass container producers, as well as from makers of alternative forms of packaging, such as aluminum cans and plastic containers.  The Company competes with each rigid packaging competitor on the basis of price, quality, service and the marketing attributes of the container.  Advantages or disadvantages in any of these competitive factors may be sufficient to cause the customer to consider changing suppliers and/or using an alternative form of packaging.  The Company also competes with manufacturers of non-rigid packaging alternatives, including flexible pouches and aseptic cartons, in serving the packaging needs of juice customers.

Pressures from competitors and producers of alternative forms of packaging have resulted in excess capacity in certain countries in the past and have led to significant pricing pressures in the rigid packaging market.

High Energy Costs – Higher energy costs worldwide and interrupted power supplies may have a material adverse effect on operations.

Electrical power, natural gas, and fuel oil are vital to the Company’s operations as it relies on a continuous power supply to conduct its business.  Depending on the location and mix of energy sources, energy accounts for 15% to 25% of total production costs.  If energy costs substantially increase in the future, the Company could experience a significant increase in operating costs, which may have a material adverse effect on operations.

Business Integration Risks – The Company may not be able to effectively integrate additional businesses it acquires in the future.

The Company may consider strategic transactions, including acquisitions that will complement, strengthen and enhance growth in its worldwide glass operations.  The Company evaluates opportunities on a preliminary basis from time to time but  these transactions may not advance beyond the preliminary stages or be completed.  Such acquisitions are subject to various risks and uncertainties, including:

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

In addition, the Company cannot make assurances that the integration and consolidation of newly acquired businesses will achieve any anticipated cost savings and operating synergies.

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

A number of governmental authorities both in the U.S. and abroad have enacted, or are considering, legal requirements that would mandate certain rates of recycling, the use of recycled materials and/or limitations on certain kinds of packaging materials.  In addition, some companies with packaging needs have responded to such developments and/or perceived environmental concerns of consumers by using containers made in whole or in part of recycled materials.  Such developments may reduce the demand for some of the Company’s products and/or increase the Company’s costs, which may have a material adverse effect on operations.

Labor Relations – Some of the Company’s employees are unionized or represented by workers’ councils.

The Company is party to a number of collective bargaining agreements with labor unions which at December 31, 2007, covered approximately 95% of the Company’s hourly employees in North America and approximately 58% of the employees in South America.  The agreement covering substantially all of the Company’s union-affiliated employees in its U.S. glass container operations expires on March 31, 2008.  Agreements in South America typically have an average term of approximately 2-3 years.  Upon the expiration of any collective bargaining agreement, if the Company is unable to negotiate acceptable contracts with labor unions, it could result in strikes by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. In addition, a large number of the Company’s employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S.  Such employment rights require the Company to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements.  For example, most of the Company’s employees in Europe are represented by workers’ councils that must approve any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure the Company’s workforce.  Although the Company believes that it has a good working relationship with its employees, if the Company’s employees were to engage in a strike or other work stoppage, the Company could experience a significant disruption of operations and/or higher ongoing labor costs, which may have a material adverse effect on operations.

Accounting – The Company’s financial results are based upon estimates and assumptions that may differ from actual results.

In preparing the Company’s consolidated financial statements in accordance with U.S. generally accepted accounting principles, several estimates and assumptions are made that affect the accounting for and recognition of assets, liabilities, revenues and expenses.  These estimates and assumptions must be made because certain information that is used in the preparation of the Company’s financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is not capable of being readily calculated based on generally accepted methodologies.  In some cases, these estimates are particularly difficult to determine and the Company must exercise significant judgment.  The Company believes that accounting for long-lived assets, pension benefit plans, contingencies and litigation, and income taxes involves the more significant judgments and estimates used in the preparation of its consolidated financial statements.  Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses, which could have a material adverse effect on the Company’s financial condition and results of operations.

Accounting Standards – The adoption of new accounting standards or interpretations could adversely impact the Company’s financial results.

The Company’s implementation of and compliance with changes in accounting rules and interpretations could adversely affect its operating results or cause unanticipated fluctuations in its results in future periods.  The accounting rules and regulations that the Company must comply with are complex and continually changing.  Recent actions and public comments from the SEC have focused on the integrity of financial reporting generally.  The Financial Accounting Standards Board, or FASB, has recently introduced several new or proposed accounting standards, or is developing new proposed standards, which would represent a significant change from current industry practices.  For example, in February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“FAS No. 159”).  FAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The statement is effective for fiscal years beginning after November 15, 2007, therefore the Company will adopt its provisions effective as of January 1, 2008.  Adoption of FAS No. 159 is not presently expected to have a material impact on the

Company’s results of operations or financial position.  In addition, many companies’ accounting policies are being subjected to heightened scrutiny by regulators and the public.  While the Company believes that its financial statements have been prepared in accordance with U.S. generally accepted accounting principles, the Company cannot predict the impact of future changes to accounting principles or its accounting policies on its financial statements going forward.

Goodwill – A significant write down of goodwill would have a material adverse effect on the Company’s reported results of operations and net worth.

As required by FAS No. 142, “Goodwill and Other Intangibles,” the Company evaluates goodwill annually (or more frequently if impairment indicators arise) for impairment using the required business valuation methods.  Goodwill at December 31, 2007 totaled $2,428.1 million.  These methods include the use of a weighted average cost of capital to calculate the present value of the expected future cash flows of the Company’s reporting units.  Future changes in the cost of capital, expected cash flows, or other factors may cause the Company’s goodwill to be impaired, resulting in a non-cash charge against results of operations to write down goodwill for the amount of the impairment.  If a significant write down is required, the charge would have a material adverse effect on the Company’s reported results of operations and net worth.

ITEM 1B.               UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                  PROPERTIES

The principal manufacturing facilities and other material important physical properties of the continuing operations of the Company at December 31, 2007 are listed below.  All properties shown are owned in fee except where otherwise noted.

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

Indonesias
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
Soacha

Tableware Plant
Buga

Ecuador
Glass Container Plant
Guayaquil

Peru
Glass Container Plant
Callao
Lurin (1)

Venezuela
Glass Container Plants
Valencia	Valera

Other Operations

Machine Shops
Birmingham, United Kingdom	Brockway, Pennsylvania
Cali, Colombia

Corporate Facilities
Perrysburg, OH (1)

(1)  This facility is leased in whole or in part.

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

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5.                                                     MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SHARE OWNER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The price range for the Company’s common stock on the New York Stock Exchange, as reported by National Association of Securities Dealers, was as follows:

	2007		2006
	High	Low	High	Low

First Quarter	$26.17	$18.48	$22.50	$16.51
Second Quarter	35.11	25.82	18.66	15.51
Third Quarter	42.64	32.66	16.86	13.10
Fourth Quarter	50.46	39.33	19.69	14.85

The number of share owners of record on January 31, 2008 was 1,207.  Approximately 94% of the outstanding shares were registered in the name of Depository Trust Company, or CEDE, which held such shares on behalf of a number of brokerage firms, banks, and other financial institutions.  The shares attributed to these financial institutions, in turn, represented the interests of more than 25,000 unidentified beneficial owners.  No dividends have been declared or paid since the Company’s initial public offering in December 1991 and the Company does not anticipate paying any dividends in the near future.  For restrictions on payment of dividends on common stock, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity – Current and Long Term Debt and Note 6 to the Consolidated Financial Statements.

Information with respect to securities authorized for issuance under equity compensation plans is included herein under Item 12.

PERFORMANCE GRAPH
COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG OWENS-ILLINOIS, S&P 500, AND PACKAGING GROUP

	2002	2003	2004	2005	2006	2007
Owens-Illinois	$100.00	$81.61	$155.45	$144.38	$126.61	$339.70
S&P 500	$100.00	$128.68	$142.67	$149.65	$173.28	$182.81
Packaging Group	$100.00	$116.30	$152.91	$157.82	$180.53	$209.43

The above graph compares the performance of the Company’s Common Stock with that of a broad market index (the S&P 500 Composite Index) and a packaging group consisting of companies with lines of business or product end uses comparable to those of the Company for which market quotations are available.

The packaging group consists of: AptarGroup, Inc., Ball Corp., Bemis Company, Inc., Constar International Inc., Crown Holdings, Inc., Owens-Illinois, Inc., Sealed Air Corp., Silgan Holdings Inc., Sonoco Products Co., and Vitro Sociedad Anonima (ADSs).

Chesapeake Corp. was removed from the index because its principal product lines are not comparable to those of the Company following the Company’s divestiture of its remaining plastics businesses in 2007.  Its removal did not have a significant effect on the performance of the group.

The comparison of total return on investment for each period is based on the investment of $100 on December 31, 2002 and the change in market value of the stock, including additional shares assumed purchased through reinvestment of dividends, if any.

ITEM 6.                  SELECTED FINANCIAL DATA

The selected consolidated financial data presented below relates to each of the five years in the period ended December 31, 2007.  The financial data for each of the five years in the period ended December 31, 2007 was derived from the audited consolidated financial statements of the Company.  For more information, see the “Consolidated Financial Statements” included elsewhere in this document.

	Years ended December 31,
	2007	2006	2005	2004	2003
	(Dollar amounts in millions )
Consolidated operating results (a):
Net sales	$7,566.7	$6,650.4	$6,266.9	$5,366.1	$4,182.9
Other revenue (b)	112.5	98.6	103.2	134.2	83.5
	7,679.2	6,749.0	6,370.1	5,500.3	4,266.4
Costs and expenses:
Manufacturing, shipping and delivery (c)	5,971.4	5,481.1	5,084.9	4,329.6	3,333.8
Research, engineering, selling, administrative and other (d)	852.6	753.8	1,166.9	598.5	951.4
Earnings (loss) before interest expense and items below	855.2	514.1	118.3	572.2	(18.8)
Interest expense (e)	348.6	349.0	325.4	329.0	261.3
Earnings (loss) from continuing operations before items below	506.6	165.1	(207.1)	243.2	(280.1)
Provision (credit) for income taxes (f)	147.8	125.3	379.9	17.2	(84.4)
Minority share owners’ interests in earnings of subsidiaries	59.5	43.6	35.9	32.9	25.8
Earnings (loss) from continuing operations	299.3	(3.8)	(622.9)	193.1	(221.5)
Net earnings (loss) of discontinued operations (g)	2.8	(23.7)	63.1	(28.0)	(769.3)
Gain on sale of discontinued operations	1,038.5		1.2	70.4
Net earnings (loss)	$1,340.6	$(27.5)	$(558.6)	$235.5	$(990.8)

	Years ended December 31,
	2007	2006	2005	2004	2003
	(Dollar amounts in millions, except per share data)
Basic earnings (loss) per share of common stock:
Earnings (loss) from continuing operations	$1.80	$(0.17)	$(4.27)	$1.16	$(1.65)
Net earnings (loss) of discontinued operations	0.02	(0.15)	0.41	(0.19)	(5.24)
Gain on sale of discontinued operations	6.73		0.01	0.48
Net earnings (loss)	$8.55	$(0.32)	$(3.85)	$1.45	$(6.89)
Weighted average shares outstanding (in thousands)	154,215	152,071	150,910	147,963	146,914
Diluted earnings (loss) per share of common stock:
Earnings (loss) from continuing operations	$1.78	$(0.17)	$(4.27)	$1.15	$(1.65)
Net earnings (loss) of discontinued operations	0.02	(0.15)	0.41	(0.19)	(5.24)
Gain on sale of discontinued operations	6.19		0.01	0.47
Net earnings (loss)	$7.99	$(0.32)	$(3.85)	$1.43	$(6.89)
Diluted average shares (in thousands)	167,767	152,071	150,910	149,680	146,914

The Company’s convertible preferred stock was included in the computation of diluted earnings per share for 2007 on an “if converted” basis since the result was dilutive.  The Company’s convertible preferred stock was not included in the computation of 2003-2006 diluted earnings per share since the result would have been antidilutive.  Options to purchase 862,906 and 5,067,104 weighted average shares of common stock which were outstanding during 2007 and 2004 were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. For the years ended December 31, 2006, 2005, and 2003, diluted earnings per share of common stock are equal to basic earnings per share of common stock due to the net losses.

	Years ended December 31,
	2007	2006	2005	2004	2003
	(Dollar amounts in millions)
Other data:
The following are included in net earnings:
Depreciation	$423.4	$427.7	$436.1	$406.3	$326.3
Amortization of intangibles	28.9	22.3	22.5	18.8	16.9
Amortization of deferred finance fees (included in interest expense)	8.6	5.7	6.7	6.0	6.2

Balance sheet data (at end of period):
Working capital (current assets less current liabilities)	$165	$67	$460	$494	$758
Total assets	9,325	9,321	9,522	10,737	9,531
Total debt	3,714	5,457	5,297	5,360	5,426
Share owners’ equity	2,187	357	724	1,544	1,003

(a)          Amounts related to the Company’s plastic packaging business have been reclassified to discontinued operations for 2003-2007 as a result of the sale of that business in 2007. Amounts related to the Company’s plastic blow-molded container business have been reclassified to discontinued operations for 2003-2004 as a result of the sale of that business in 2004.  Amounts for the year ended December 31, 2004, and all subsequent periods, include the results of BSN from the date of acquisition on June 21, 2004.

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

(d)         Amount for 2007 includes charges of $115.0 million (pretax and after tax) to increase the accrual for estimated future asbestos-related costs and $100.3 million ($84.1 million after tax) for restructuring and asset impairments.

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

Amount for 2003 includes charges totaling $694.2 million ($490.5 million after tax) for the following: (1) $450.0 million ($292.5 million after tax) to increase the accrual for estimated future asbestos-related costs; (2) $50.0 million (pretax and after tax) write-down of an equity investment in a soda ash mining operation; (3) $37.4 million ($37.4 million after tax) for the loss on the sale of long-term notes receivable; (4) $28.5 million ($17.8 million after tax) for the permanent closure of the Hayward, California glass container factory; (5) $23.9 million ($17.4 million after tax) for the shutdown of the Perth, Australia glass container factory; and (6) $20.1 million ($19.5 million after tax) for the shutdown of the Milton, Ontario glass container factory.

(e)          Amount for 2007 includes charges of $7.9 million ($7.3 million after tax) for note repurchase premiums.

Amount for 2006 includes charges of $6.2 million (pretax and after tax) for note repurchase premiums.

Amount for 2004 includes charges of $28.0 million ($18.3 million after tax) for note repurchase premiums.

Amount for 2003 includes a charge of $13.2 million ($8.2 million after tax) for note repurchase premiums.

Includes additional interest charges for the write off of unamortized deferred financing fees related to the early extinguishment of debt as follows:  $1.6 million ($1.5 million after tax) for 2007; $11.3 million ($10.9 million after tax) for 2006; $2.8 million ($1.8 million after tax) for 2004; and $1.3 million ($0.9 million after tax) for 2003.

(f)            Amount for 2007 includes a benefit of $13.5 million for the recognition of tax credits related to restructuring of investments in certain European operations.

Amount for 2006 includes a benefit of $5.7 million from the reversal of a non-U.S. deferred tax asset valuation allowance partially offset by charges related to international tax restructuring.

Amount for 2005 includes a charge of $300.0 million to record a valuation allowance related to accumulated deferred tax assets in the U.S. and a benefit of $5.3 million for the reversal of an accrual for potential tax liabilities related to a previous divestiture.  The accrual is no longer required based on the Company’s reassessment of potential liabilities.

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

Executive Overview – Years ended December 2007 and 2006

Net sales from continuing operations were $916.3 million higher than the prior year principally resulting from improved pricing, increased unit shipments, and favorable foreign currency exchange rates.

Segment Operating Profit for reportable segments was $372.2 million higher than the prior year.  The benefits of higher selling prices, improved productivity, increased unit shipments, and favorable exchange rates were partially offset by inflationary cost increases.

Interest expense from continuing operations for 2007 was $348.6 million compared to $349.0 million for 2006.  Included in the 2007 interest expense was $9.5 million for both note repurchase premiums and the write-off of unamortized finance fees related to the November 2007 repurchase of the $625.0 million 8.75% Senior Secured Notes.  Included in the 2006 interest expense was $17.5 million for both note repurchase premiums and the write-off of unamortized finance fees related to the June 2006 refinancing of the Company’s previous credit agreement and the July 2006 repurchase of approximately $150 million principal amount of the 8.875% Senior Secured Notes due 2009.  Exclusive of these items, interest expense increased approximately $7.6 million.  A significant portion of the increase is interest on debt that was repaid during the fourth quarter of 2007 with the proceeds from the plastics sale.  This interest was previously allocated to discontinued operations until the date of the sale.

Interest income for continuing operations for 2007 was $42.3 million compared to $19.2 million for 2006.  The increase of $23.1 million is primarily due to interest earned as a result of investing a portion of the proceeds from the plastics July 31, 2007 sale until the funds were used to repay senior secured debt in the fourth quarter of 2007.

Net earnings from continuing operations for 2007 were $299.3 million, or $1.78 per share (diluted), compared to a loss of $3.8 million, or $0.17 per share (diluted) for 2006.  Earnings in both periods included items that management considered not representative of ongoing operations.  These items decreased net earnings in 2007 by $194.4 million, or $1.16 per share, and decreased net earnings in 2006 by $177.0 million, or $1.15 per share.

Cash payments for asbestos-related costs were $347.1 million for 2007 compared to $162.5 million for 2006.  Cash payments increased in part to fund, on an accelerated basis, settlements of certain claims on terms favorable to the Company.  Cash payments were also used, in part, to reduce the deferred amounts payable for previously settled claims to approximately $34 million as of December 31, 2007, from approximately $82 million as of December 31, 2006.

Capital spending for property, plant and equipment for continuing operations was $292.5 million for 2007 compared to $285.0 million for 2006.

Results of Operations - Comparison of 2007 with 2006

Net Sales

The Company’s net sales by segment for 2007 and 2006 are presented in the following table.  For further information, see Segment Information included in Note 21 to the Consolidated Financial Statements.

	2007	2006
	(dollars in millions)
North America	$2,271.3	$2,110.4
Europe	3,298.7	2,846.6
Asia Pacific	934.3	804.9
South America	970.7	796.5
Reportable segment totals	7,475.0	6,558.4

Other	91.7	92.0
Consolidated totals	$7,566.7	$6,650.4

The Company’s net sales increased $916.3 million, or 13.8%, over 2006.

The change in net sales can be summarized as follows (dollars in millions):

Net sales - 2006		$6,650.4
Net effect of price and mix	$322.8
Increased sales volume	144.7
Effects of changing foreign currency rates	448.8
Total effect on net sales		916.3
Net sales - 2007		$7,566.7

The increase in reported sales from the effects of changing foreign currency exchange rates resulted principally from the stronger Euro and Australian dollar.

Segment Operating Profit

Operating Profit for the reportable segments in the table below includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided.  Unallocated corporate expenses and certain other expenses not directly related to the reportable segments’ operations are included in Retained Corporate Costs and Other.  For further information, see Segment Information included in Note 21 to the Consolidated Financial Statements.

	2007	2006
	(dollars in millions)
North America	$265.1	$187.3
Europe	433.0	249.6
Asia Pacific	154.0	102.9
South America	254.9	195.0
Reportable segment totals	1,107.0	734.8
Retained corporate costs and other	(78.8)	(76.6)
Consolidated totals	$1,028.2	$658.2

Segment Operating Profit for reportable segments for 2007 increased $372.2 million, or 50.7%, to $1,107.0 million, compared with Segment Operating Profit of $734.8 million for 2006.

The change in Segment Operating Profit for reportable segments can be summarized as follows (dollars in millions):

Segment Operating Profit - 2006		$734.8
Net effect of price and mix	$323.0
Productivity and production volume	80.0
Effects of changing foreign currency rates	52.0
Increased sales volume	34.4
Warehouse, delivery and other costs	25.9
Operating expense	25.3
Manufacturing inflation, net of cost savings	(152.0)
Other	(16.4)
Total net effect on Segment Operating Profit		372.2
Segment Operating Profit -2007		$1,107.0

Retained corporate costs and other for 2007 were $78.8 million compared with $76.6 million for 2006.

Interest Expense

Interest expense from continuing operations for 2007 was $348.6 million compared to $349.0 million for 2006.  Included in the 2007 interest expense was $9.5 million for both note repurchase premiums and the write-off of unamortized finance fees related to the November 2007 repurchase of the $625.0 million 8.75% Senior Secured Notes.  Included in the 2006 interest expense was $17.5 million for both note repurchase premiums and the write-off of unamortized finance fees related to the June 2006 refinancing of the Company’s previous credit agreement and the July 2006 repurchase of approximately $150 million principal amount of the 8.875% Senior Secured Notes due 2009.  Exclusive of these items, interest expense increased approximately $7.6 million.  A significant portion of the increase is interest on debt that was repaid during the fourth quarter of 2007 with the proceeds from the plastics sale.  This interest was previously allocated to discontinued operations until the date of the sale.

Interest income for continuing operations for 2007 was $42.3 million compared to $19.2 million for 2006.  The increase of $23.1 million is primarily due to interest earned as a result of investing a portion of the proceeds from the July 31, 2007 plastics sale until the funds were used to repay senior secured debt in the fourth quarter of 2007.

Provision for Income Taxes

The Company’s effective tax rate from continuing operations for 2007 was 29.2%, compared with 75.9% for 2006. Excluding the effects of separately taxed items in both periods, the Company’s effective tax rate from continuing operations for 2007 was 24.4% compared with 40.3% for 2006. The reduction is principally due to:  (1) a change in mix of earnings to jurisdictions where the Company is subject to lower effective rates, and (2) the effect of higher earnings and lower interest costs in the U.S., where the Company has recognized a valuation allowance on net deferred tax assets.  The Company expects that the effective tax rate will not change significantly in 2008.

Minority Share Owners’ Interest in Earnings of Subsidiaries

Minority share owners’ interest in earnings of subsidiaries for 2007 was $59.5 million compared to $43.6 million for 2006.  The increase is primarily attributed to higher earnings from the Company’s operations in South America.

Earnings from Continuing Operations

For 2007, the Company recorded earnings from continuing operations of $299.3 million compared to a loss from continuing operations of $3.8 million for 2006.  The after tax effects of the items excluded from Segment Operating Profit, the 2007 and 2006 international net tax benefits, and the additional interest charges, increased or decreased earnings in 2007 and 2006 as set forth in the following table (dollars in millions).

	Net Earnings Increase (Decrease)
Description	2007	2006

Gain recognition from foreign tax credits	$13.5	$—

Curtailment of postretirement benefits in The Netherlands		11.2
Reversal of non-U.S. deferred tax asset valuation allowance partially offset by charges related to international tax restructuring		5.7
Restructuring and asset impairments	(84.1)	(27.7)
Increase in the accrual for future asbestos related costs	(115.0)	(120.0)
CEO transition charge and other		(20.7)
Note repurchase premiums and write-off of finance fees	(8.8)	(17.1)
Loss from the mark to market effect of natural gas hedge contracts		(8.4)

Total	$(194.4)	$(177.0)

Executive Overview – Years ended December 2006 and 2005

Net sales from continuing operations were $383.5 million higher than the prior year principally resulting from increased unit shipments, improved pricing, and favorable foreign currency exchange rates.

Segment Operating Profit for reportable segments was $41.6 million lower than the prior year.  The benefits of higher selling prices, improved productivity, fixed cost savings and increased unit shipments were more than offset by inflationary cost increases.

Interest expense from continuing operations for 2006 was $349.0 million compared to $325.4 million in 2005.  Included in the 2006 interest expense was $17.5 million for note repurchase premiums and the write-off of unamortized finance fees related to the June 2006 refinancing of the Company’s previous credit agreement and the July 2006 repurchase of approximately $150 million principal amount of the 8.875% Senior Secured Notes due 2009. Also contributing to the increase were higher average debt balances, partially offset by lower average interest rates.

Net loss from continuing operations in 2006 was $3.8 million, or $0.17 per share (diluted), compared to a loss from continuing operations of $622.9 million, or $4.27 per share (diluted) in 2005.  Earnings in both periods included items that management considers not representative of ongoing operations.  These items decreased net earnings in 2006 by $177.0 million, or $1.15 per share, and decreased net earnings in 2005 by $844.3 million, or $5.58 per share.

Cash payments for asbestos-related costs were $162.5 million for 2006 compared with $171.1 million for 2005.

Capital spending for property, plant and equipment for continuing operations was $285.0 million for 2006 compared with $373.0 million for 2005.

Results of Operations - Comparison of 2006 with 2005

Net Sales

The Company’s net sales by segment for 2006 and 2005 are presented in the following table.  For further information, see Segment Information included in Note 21 to the Consolidated Financial Statements.

	2006	2005
	(dollars in millions)
North America	$2,110.4	$1,933.1
Europe	2,846.6	2,796.3
Asia Pacific	804.9	782.4
South America	796.5	685.1
Reportable segment totals	6,558.4	6,196.9

Other	92.0	70.0
Consolidated totals	$6,650.4	$6,266.9

Net sales for 2006 increased $383.5 million, or 6.1%, over 2005.

The changes in net sales can be summarized as follows (dollars in millions):

Net sales - 2005		$6,266.9
Net effect of price and mix	$233.8
Net effect of volume	79.5
Effects of changing foreign currency rates	86.5
Other	(16.3)
Total net effect on sales		383.5
Net sales - 2006		$6,650.4

Segment Operating Profit

Operating Profit for the reportable segments in the table below includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided.  Unallocated corporate expenses and certain other expenses not directly related to the reportable segments’ operations are included in Retained Corporate Costs and Other.  For further information, see Segment Information included in Note 21 to the Consolidated Financial Statements.

	2006	2005
	(dollars in millions)
North America	$187.3	$204.1
Europe	249.6	290.1
Asia Pacific	102.9	125.8
South America	195.0	156.4
Reportable segment totals	734.8	776.4

Retained corporate costs and other	(76.6)	(77.5)
Consolidated totals	$658.2	$698.9

Segment Operating Profit for reportable segments for 2006 decreased $41.6 million, or 5.0%, to $734.8 million, compared with Segment Operating Profit of $776.4 million in 2005.

The change in Segment Operating Profit for reportable segments can be summarized as follows (dollars in millions):

Segment Operating Profit - 2005		$776.4
Net effect of price, mix and unit sales volumes	$270.1
Productivity, European capacity reduction and cost savings	116.4
Inflation, operating expenses, warehouse and delivery, and
European integration	(369.4)
Other business impacts including pension expense, and currency
translation	(38.5)
Other	(20.2)

Total net effect on Segment Operating Profit		(41.6)
Segment Operating Profit -2006		$734.8

Retained corporate costs and other for 2006 were $76.6 million compared with $77.5 million for 2005.

Interest Expense

Interest expense from continuing operations for 2006 was $349.0 million compared to $325.4 million in 2005.  Included in the 2006 interest expense was $17.5 million for both note repurchase premiums and the write-off of unamortized finance fees related to the June 2006 refinancing of the Company’s previous credit agreement and the July 2006 repurchase of approximately $150 million principal amount of the 8.875% Senior Secured Notes due 2009.  Also contributing to the increase were higher average debt balances, partially offset by lower average interest rates.

Provision for Income Taxes

The Company’s reported effective tax rate for continuing operations was 75.9% in 2006 and (178.9)% in 2005. Excluding the effects of separately taxed items in both periods, listed in the table below, the Company’s effective tax rate for the full year 2006 was 40.3% compared with 20.2% for the full year 2005.  The 2006 effective tax rate increased principally because the Company is no longer recording tax benefits on its losses in the United States.  A shift in mix of earnings towards higher tax cost countries in other regions of the world also increased the effective tax rate for the year.

Minority Share Owners’ Interest in Earnings of Subsidiaries

Minority share owners’ interest in earnings of subsidiaries for continuing operations for 2006 was $43.6 million compared to $35.9 million for 2005. The increase is primarily attributed to higher earnings from the Company’s operations in South America.

Earnings from Continuing Operations

For 2006, the Company recorded a net loss from continuing operations of $3.8 million compared to a loss from continuing operations of $622.9 million for the year ended December 31, 2005.  The after tax effects of the items excluded from Segment Operating Profit, the 2006 international net tax benefit, the tax charge to increase the U.S. valuation allowance, the tax benefit of reversing an accrual for potential tax liabilities, and the additional interest charges, increased or decreased earnings in 2006 and 2005 as set forth in the following table (dollars in millions).

	Net Earnings Increase (Decrease)
Description	2006	2005

Curtailment of postretirement benefits in The Netherlands	$11.2	$—

Gain on the sale of the Corsico, Italy glass container facility		28.1

A tax benefit from the reversal of an accrual for potential tax liabilities		5.3
Reversal of non-U.S. deferred tax asset valuation allowance partially offset by charges related to international tax restructuring	5.7
Impairment of goodwill in the Asia-Pacific Glass unit		(494.0)
Increase in the U.S. deferred tax valuation allowance		(300.0)
Increase in the accrual for future asbestos related costs	(120.0)	(86.0)
Charge for closing the Godfrey, Illinois plant	(27.7)
CEO transition charge and other	(20.7)
Note repurchase premiums and write-off of finance fees	(17.1)
Gain (loss) from the mark to market effect of natural gas hedge contracts	(8.4)	2.3

Total	$(177.0)	$(844.3)

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

As required by FAS No. 144, the Company has presented the results of operations for the plastics packaging business in the Consolidated Results of Operations for the years ended December 31, 2007, 2006 and 2005 as discontinued operations.  Interest expense was allocated to the discontinued operations based on debt that was required by an amendment to the Secured Credit Agreement to be repaid from the net proceeds.  Amounts for the prior periods have been reclassified to conform to this presentation. At December 31, 2006, the assets and liabilities of the plastics packaging business are presented in the Consolidated Balance Sheet as the assets and liabilities of discontinued operations.

The following summarizes the revenues and expenses of the discontinued operations as reported in the consolidated results of operations for the periods indicated:

	Years ended
	December 31,
	2007	2006	2005
Revenues:
Net sales	$455.0	$771.6	$812.1
Other revenue (expense), net	(0.1)	2.9	7.5
	454.9	774.5	819.6
Costs and expenses:
Manufacturing, shipping, and delivery	343.5	602.9	634.6
Research, development and engineering	8.3	15.1	14.5
Selling and administrative	20.7	34.4	32.9
Interest	80.6	139.2	141.3
Other	1.2	5.4	7.8
	454.3	797.0	831.1
Earnings (loss) before items below	0.6	(22.5)	(11.5)

Provision (credit) for income taxes	(2.4)	1.2	(12.8)
Minority share owners’ interests in earnings of subsidiaries	0.2
Gain on sale of discontinued operations	1,038.5		1.2

Net earnings (loss) from discontinued operations	$1,041.3	$(23.7)	$2.5

The gain on the sale of discontinued operations of $1,038.5 million includes charges totaling $62.1 million for debt retirement costs, consisting principally of redemption premiums and write off of unamortized fees, and a gain of $8.7 million for curtailment and settlement of pension and other postretirement benefits.  The gain also includes a net provision for income taxes of $38.2 million, consisting of taxes on the gain of $445.0 million that are substantially offset by a credit of $406.8 million for the reversal of valuation allowances against existing tax loss carryforwards.  The sale agreement provides for an adjustment of the selling price based on working capital levels and certain other factors.

The Company does not expect any price adjustment to have a material effect on the reported gain on the sale of discontinued operations or cash flows.

The condensed consolidated balance sheet at December 31, 2006 included the following assets and liabilities related to the discontinued operations:

Balance at
December 31,
2006
Assets:
Inventories	$46.9
Accounts receivable	56.7
Other current assets	1.2
Total current assets	104.8
Goodwill	209.5
Other long-term assets	43.0
Net property, plant and equipment	319.2
Total assets	$676.5

Liabilities:
Accounts payable and other current liabilities	$70.9
Other long-term liabilities	1.6
Total liabilities	$72.5

Asbestos-Related Costs

The fourth quarter 2007 charge for asbestos-related costs was $115.0 million (pretax and after tax), compared to the fourth quarter 2006 charge of $120.0 million (pretax and after tax).  These charges resulted from the Company’s comprehensive annual review of asbestos-related liabilities and costs.  In each case, the Company concluded that an increase in the accrued liability was required to provide for estimated indemnity payments and legal fees arising from asbestos personal injury lawsuits and claims pending and expected to be filed during the several years following the completion of the comprehensive review.  See “Critical Accounting Estimates” for further information.

Asbestos-related cash payments for 2007 were $347.1 million, an increase of $184.6 million from 2006.  Cash payments increased in part to fund, on an accelerated basis, settlements of certain claims on terms favorable to the Company, including claims previously asserted against other defendants that were likely to be presented in the future to the Company.  Cash payments were also used, in part, to reduce deferred amounts payable.  Deferred amounts payable at December 31, 2007 were approximately $34.0 million compared to approximately $82.6 million at December 31, 2006.

During 2007, the Company received approximately 9,000 new filings and disposed of approximately 13,000 claims.  As of December 31, 2007, the number of asbestos-related claims pending against the Company was approximately 14,000.  The Company anticipates that cash flows from operations and other sources will be sufficient to meet all asbestos-related obligations on a short-term and long-term basis.  See Note 20 to the Consolidated Financial Statements for further information.

2007 Non-operational Items

Capacity Curtailment

During the third and fourth quarters of 2007, the Company recorded charges totaling $100.3 million ($84.1 million after tax), for restructuring and asset impairment in the Caribbean, Europe, and North America.  The charges reflect the initial conclusions of the Company’s global profitability review.

In the Company’s 50%-owned affiliate in the Caribbean, declining productivity and cash flows resulted in impairment of the Company’s equity investment, establishment of valuation allowances against advances to the affiliate, and accrual of certain contingent obligations for total charges of $45.0 million.

In Europe and North America, the Company decided to curtail selected production capacity.  Because the future undiscounted cash flows of the related asset groups were not sufficient to recover their carrying amounts, the assets were considered impaired.  As a result the assets were written down to the extent their carrying amounts exceeded fair value.  The curtailment of plant capacity resulted in elimination of approximately 558 jobs and a corresponding reduction in the Company’s workforce.  The Company accrued certain employee separation costs, plant clean up, and other exit costs.  In total, impairments, accrued costs, and other valuation adjustments amounted to $55.3 million with probable future cash expenditures amounting to $30.6 million.  The Company expects that the majority of these costs will be paid out by the end of 2008.

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

Deferred Tax Valuation Allowance

The Company recorded a non-cash charge of $300.0 million in the fourth quarter of 2005 to increase the valuation allowance against its accumulated net deferred tax assets in the United States.  The Company had recorded net deferred tax assets related principally to asbestos charges and net operating losses in recent years.  The amount of valuation allowance required under the provisions of FAS No. 109 is dependent upon projected near-term U.S. profitability including the effects of tax planning.  During the fourth quarter of 2005, the Company determined that an additional valuation allowance was necessary because of the near-term effects on U.S. profitability of continued asbestos-related payments, significant interest expense, rising energy costs and other cost increases.  As a result of the lower projected U.S. taxable income, the Company determined that certain tax planning strategies were no longer prudent and feasible and, therefore, were not likely to be implemented.

Capital Resources and Liquidity

Current and Long-Term Debt

The Company’s total debt at December 31, 2007 was $3.71 billion, compared to $5.46 billion at December 31, 2006.

On June 14, 2006, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  At December 31, 2007, the Agreement included a $900.0 million revolving credit facility, a 225.0 million Australian dollar term loan, and a 110.8 million Canadian dollar term loan, each of which has a final maturity date of June 15, 2012. It also included a $191.5 million term loan and a €191.5 million term loan, each of which has a final maturity date of June 14, 2013.

At December 31, 2007, the Company’s subsidiary borrowers had unused credit of $820.9 million available under the Agreement.

The weighted average interest rate on borrowings outstanding under the Agreement at December 31, 2007 was 6.67%.

The Agreement contains covenants and provisions that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into contingent obligations, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted, engage in certain transactions with affiliates and otherwise restrict certain corporate activities.  In addition, the Agreement contains financial covenants that require the Company to maintain specified financial ratios and meet specified tests based upon financial statements of the Company and its subsidiaries on a consolidated basis, maximum leverage ratios and specified capital expenditure tests.

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

On July 31, 2007, the Company completed the sale of its plastics packaging business to Rexam PLC for approximately $1.825 billion in cash.  In accordance with an amendment of the Agreement that became effective upon completion of the sale of the plastics business, the Company was required to use the net proceeds (as defined in the Agreement) to repay senior secured debt.  In addition, the amendment provided for modification of certain covenants, including the elimination of the financial covenant requiring the Company to maintain a specified interest coverage ratio.  The Company used a portion of the net proceeds in the third quarter of 2007 to redeem all $450.0 million of the 7.75% Senior Secured Notes and repurchase $283.1 million of the 8.875% Senior Secured Notes.  The remaining $566.9 million of the 8.875% Senior Secured Notes were repurchased or discharged in accordance with the indenture in October 2007. The remaining net proceeds, along with funds from operations and/or additional borrowings under the revolving credit facility, were used to redeem all $625.0 million of the 8.75% Senior Secured Notes on November 15, 2007.  The Company recorded $9.5 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees.

During July of 2006, a subsidiary of the Company used borrowings under the Agreement to repurchase $150.0 million principal amount of the 8.875% Senior Secured Notes due 2009.  During the third quarter of 2006, the Company recorded $7.3 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees.

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

During October of 2006, the Company entered into a new €300 million European accounts receivable securitization program.  The new program replaced the previous European program, described in the preceding paragraph, which was set to terminate in October 2006.

Information related to the Company’s accounts receivable securitization program is as follows:

	Dec. 31,	Dec. 31,
	2007	2006

Balance (included in short-term loans)	$361.8	$279.4

Weighted average interest rate	5.48%	5.60%

Cash Flows

For 2007, cash provided by continuing operating activities was $625.1 million compared with $111.0 million for 2006.  The 2006 amount excludes $127.3 million of collections on receivables arising from the consolidation of the receivables securitization program as described in Note 6 to the Consolidated Financial Statements.  Increased Reportable Segment Operating Profit of $372.2 million contributed substantially to the improvement in 2007.  Including the 2006 collection of receivables from the securitization program, working capital usage improved approximately $166.0 million in 2007 compared to 2006 due to management’s continuing focus on reducing the Company’s investment in working capital.  These improvements were partially offset by increased spending for asbestos-related costs in 2007 compared with 2006.

Asbestos-related payments for 2007 increased $184.6 million to $347.1 million, compared with $162.5 million for 2006.  Based on the Company’s expectations regarding future payments for lawsuits and claims and also based on the Company’s expected operating cash flow, the Company believes that the payment of any deferred amounts of previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits and claims associated with asbestos, will not have a material adverse effect upon the Company’s liquidity on a short-term or long-term basis.

Capital spending for property, plant and equipment (continuing operations) was $292.5 million compared with $285.0 million in the prior year.  The Company capitalized $27.0 million and $25.3 million in 2007 and 2006, respectively, under capital lease obligations with the related financing recorded as long term debt.  The Company continues to focus on reducing capital spending and improving its return on invested capital by improving capital efficiency.

The Company anticipates that cash flow from its operations and from utilization of credit available under the Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations on a short-term and long-term basis.

Contractual Obligations and Off-Balance Sheet Arrangements

The following information summarizes the Company’s significant contractual cash obligations at December 31, 2007 (dollars in millions).

	Payments due by period
	Total	Less than one year	1-3 years	3-5 years	More than 5 years

Contractual cash obligations:
Long-term debt	$3,215.9	$263.7	$270.0	$330.3	$2,351.9
Capital lease obligations	62.9	1.6	16.9	19.8	24.6
Operating leases	169.9	52.4	73.9	32.9	10.7
Interest (1)	1,459.0	254.2	428.9	373.6	402.3
Energy purchases	100.8	98.5	2.3
Pension benefit plan contributions	62.8	62.8
Postretirement benefit plan benefit payments (1)	309.5	24.3	47.4	46.9	190.9
Total contractual cash obligations	$5,380.8	$757.5	$839.4	$803.5	$2,980.4

	Amount of commitment expiration per period
	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Other commercial commitments:

Standby letters of credit	$79.8	$79.8
Guarantees	9.0	9.0

Total commercial commitments	$88.8	$88.8	$—	$—	$—

(1) Amounts based on rates and assumptions at December 31, 2007.

The Company is unable to make a reasonably reliable estimate as to when cash settlement with taxing authorities may occur for our unrecognized tax benefits.  Therefore, our liability for unrecognized tax benefits is not included in the table above.  See Note 11 to the Consolidated Financial Statements for additional information.

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

The impact of, and any associated risks related to, estimates and assumptions are discussed within Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as in the Notes to the Consolidated Financial Statements, if applicable, where estimates and assumptions affect the Company’s reported and expected financial results.

The Company believes that accounting for property, plant and equipment, impairment of long-lived assets, pension benefit plans, contingencies and litigation, and income taxes involves the more significant judgments and estimates used in the preparation of its consolidated financial statements.

Property, Plant and Equipment

The net carrying amount of property, plant, and equipment (“PP&E”) at December 31, 2007 totaled $2,950.0 million, representing 32% of total assets.  Depreciation expense from continuing operations during 2007 totaled $423.4 million, representing over 5% of total costs and expenses. Given the significance of PP&E and associated depreciation to the Company’s consolidated financial statements, the determinations of an asset’s cost basis and its economic useful life are considered to be critical accounting estimates.

Cost Basis - PP&E is recorded at cost, which is generally objectively quantifiable when assets are purchased singly.   However, when assets are purchased in groups, or as part of a business, costs assigned to PP&E are based on an estimate of fair value of each asset at the date of acquisition.  These estimates are based on assumptions about asset condition, remaining useful life and market conditions, among others.  The Company frequently employs expert appraisers to aid in allocating cost among assets purchased as a group.

Included in the cost basis of  PP&E are those costs which substantially increase the useful lives or capacity of existing PP&E.  Significant judgment is needed to determine which costs should be capitalized under these criteria and which costs should be expensed as a repair or maintenance expenditure.  For example, the Company frequently incurs various costs related to its existing glass melting furnaces and forming machines and must make a determination of which costs, if any, to capitalize.  The Company relies on the experience and expertise of its operations and engineering staff to make reasonable and consistent judgments regarding increases in useful lives or capacity of PP&E.

Estimated Useful Life – PP&E is generally depreciated using the straight-line method, which deducts equal amounts of the cost of each asset from earnings each period over its estimated economic useful life.  Economic useful life is the duration of time an asset is expected to be productively employed by the Company, which may be less than its physical life. Management’s assumptions regarding the following factors, among others, affect the determination of estimated economic useful life: wear and tear, product and process obsolescence, technical standards, and changes in market demand.

The estimated economic useful life of an asset is monitored to determine its appropriateness, especially in light of changed business circumstances. For example, technological advances, excessive wear and tear, or changes in customers’ requirements may result in a shorter estimated useful life than originally anticipated. In these cases, the Company depreciates the remaining net book value over the new estimated remaining life, thereby increasing depreciation expense per year on a prospective basis.  Likewise, if the estimated useful life is increased, the adjustment to the useful life decreases depreciation expense per year on a prospective basis.  Changes in economic useful life assumptions did not have a material impact on the Company’s reported results in 2007, 2006 or 2005.

Impairment of Long-Lived Assets

Property, Plant, and Equipment –As required by FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company tests for impairment of PP&E whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  PP&E held for use in the Company’s business is grouped for impairment testing at the lowest level for which cash flows can reasonably be identified, typically a geographic region.  The Company assesses recoverability by comparing the carrying amount of the asset group to the estimated undiscounted future cash flows expected to be generated by the assets.  If an asset group is considered impaired, the impairment loss to be recognized is measured as the amount by which the asset group’s carrying amount exceeds its fair value.  PP&E held for sale is reported at the lower of carrying amount or fair value less cost to sell.

Impairment testing requires estimation of the fair value of PP&E based on the discounted value of projected future cash flows generated by the asset group.  The assumptions underlying cash flow projections represent management’s best estimates at the time of the impairment review.  Factors that management must estimate include, among other things: industry and market conditions, sales volume and prices, production costs and inflation.  Changes in key assumptions or actual conditions which differ from estimates could result in an impairment charge.  The Company uses reasonable and supportable assumptions when performing impairment reviews and cannot predict the occurrence of future events and circumstances that could result in impairment charges.

In mid-2007, the Company began a strategic review of its global manufacturing footprint.  The review is expected to be ongoing in 2008 and 2009.  As an initial result of this review, during the third and fourth quarters of 2007, the Company recorded charges that included asset impairments in North America, the Caribbean and Europe.  It is possible that the Company may conclude in the future that it will close or temporarily idle additional selected facilities or production lines and reduce headcount to increase operating performance and cash flows.  As of December 31, 2007, no other decisions had been made and no events had occurred that would require an additional evaluation of possible impairment in accordance with FAS No. 144.  For additional information on charges recorded in 2007 and 2006, see Note 17 to the Consolidated Financial Statements.

Goodwill – Goodwill at December 31, 2007 totaled $2,428.1 million, representing 26% of total assets.  As required by FAS No. 142, “Goodwill and Other Intangibles,” the Company evaluates goodwill annually (or more frequently if impairment indicators arise) for impairment.  The Company conducts its evaluation as of October 1 of each year.  Goodwill impairment testing is performed using the business enterprise value (“BEV”) of each reporting unit which is calculated as of a measurement date by determining the present value of debt-free, after-tax projected future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer.  This BEV is then compared to the book value of each reporting unit as of the measurement date to assess whether an impairment of goodwill may exist.

During the fourth quarter of 2007, the Company completed its annual testing and determined that no impairment of goodwill existed.

The testing performed as of October 1, 2007, indicated a significant excess of BEV over book value for each unit.  However, if the Company’s projected future cash flows are substantially lower, or if the assumed weighted average cost of capital is substantially higher, future testing may indicate an impairment of one or more of the Company’s reporting units and, as a result, the related goodwill will also be impaired.

The Company will monitor conditions throughout 2008 that might significantly affect the projections and variables used in the impairment test to determine if a review prior to October 1 may be appropriate.  If the results of impairment testing confirm that a write down of goodwill is necessary, then the Company will record a charge in the fourth quarter of 2008, or earlier if appropriate.  In the event the Company would be required to record a significant write down of goodwill, the charge would have a material adverse effect on reported results of operations and net worth.

Other Long-Lived Assets – Other long-lived assets include, among others, equity investments and repair parts inventories.  The Company’s equity investments are non-publicly traded ventures with other companies in businesses related to those of the Company.  Equity investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  In the event that a decline in fair value of an investment occurs, and the decline in value is considered to be other than temporary, an impairment loss is recognized. Summarized financial information of equity affiliates is included in Note 5 to the Consolidated Financial Statements.  For additional information on charges recorded in 2007, see Note 17 to the Consolidated Financial Statements.

The Company carries a significant amount of repair parts inventories in order to provide a dependable supply of quality parts for servicing the Company’s PP&E, particularly its glass melting furnaces and forming machines.  The Company evaluates the recoverability of repair parts inventories based on undiscounted projected cash flows, excluding interest and taxes, when factors indicate that impairment may exist.  If impairment exists, the repair parts are written down to fair value.  The Company continually monitors the carrying value of repair parts for recoverability, especially in light of changing business circumstances.  For example, technological advances related to, and changes in, the estimated future demand for products produced on the equipment to which the repair parts relate may make the repair parts obsolete.  In these circumstances, the Company writes down the repair parts to fair value.  For additional information on a charge recorded in 2006, see Note 17 to the Consolidated Financial Statements.

Pension Benefit Plans

Significant Estimates - The determination of pension obligations and the related pension expense or credits to operations involves significant estimates.  The most significant estimates are the discount rate used to calculate the actuarial present value of benefit obligations and the expected long-term rate of return on plan assets.  The Company uses discount rates based on yields of high quality fixed rate debt securities at the end of the year.  At December 31, 2007, the weighted average discount rate for all plans was 5.87%.  The Company uses an expected long-term rate of return on assets that is based on both past performance of the various plans’ assets and estimated future performance of the assets.  Due to the nature of the plans’ assets and the volatility of debt and equity markets, actual returns may vary significantly from year to year.  The Company refers to average historical returns over longer periods (up to 10 years) in determining its expected rates of return because short-term fluctuations in market values do not reflect the rates of return the Company expects to achieve based upon its long-term investing strategy.  For purposes of determining pension charges and credits in 2008, the Company’s estimated weighted average expected long-term rate of return on plan assets is 8.1%, unchanged from 2007.  The Company recorded pension expense from continuing operations of $6.9 million, $36.2 million, and $3.4 million in 2005, 2006, and 2007, respectively, from its principal defined benefit pension plans.  The improvement in 2007 is principally a result of higher asset values in the U.S. plans.  Depending on currency translation rates, the Company expects to record approximately $26 million of pension income for the full year of 2008.  The expected improvement in 2008 is a result of higher asset values, principally in the U.S. plans.

Future effects on reported results of operations depend on economic conditions and investment performance.  For example, a one-half percentage point change in the actuarial assumption regarding the expected return on assets would result in a change of approximately $20 million in the pretax pension amount for the full year 2008.  In addition, changes in external factors, including the fair values of plan assets and the discount rates used to calculate plan liabilities, could have a significant effect on the recognition of funded status as described below.

Recognition of Funded Status –FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, requires employers to adjust the assets and liabilities related to defined benefit plans so that the amounts reflected on the balance sheet represent the overfunded or underfunded status of the plans.  These funded status amounts are measured as the difference between the fair value of plan assets and actuarially calculated benefit obligations as of the balance sheet date.  At December 31, 2007, the Accumulated Other Comprehensive Loss component of share owners’ equity was decreased by

$79.1 million ($70.5 million after tax) to reflect a net increase in the funded status of the Company’s plans at that date.

Funding and Credit Compliance - The Company believes it will not be required to make cash contributions to the U.S. plans for at least several years.  The Company expects to contribute approximately $62.8 million to its non-U.S. defined benefit pension plans in 2008, compared with $63.9 million in 2007.

Contingencies and Litigation

The Company believes that its ultimate asbestos-related liability (i.e., its indemnity payments or other claim disposition costs plus related legal fees) cannot be estimated with certainty. The Company’s ability reasonably to estimate its liability has been significantly affected by the volatility of asbestos-related litigation in the United States, the expanding list of non-traditional defendants that have been sued in this litigation and found liable for substantial damage awards, the use of mass litigation screenings to generate new lawsuits, the large number of claims asserted or filed by parties who claim prior exposure to asbestos materials but have no present physical impairment as a result of such exposure, and the significant number of co-defendants that have filed for bankruptcy.  The Company continues to monitor trends which may affect its ultimate liability and continues to analyze the developments and variables affecting or likely to affect the resolution of pending and future asbestos claims against the Company.  During 2007, the Company accelerated the disposition and payment of certain claims,  most of which had been accounted for previously in establishing the accrual for its asbestos liability, which acceleration resulted in a significant increase in reported filings, dispositions and cash payments during the year.  The Company expects that these accelerated dispositions will likely continue in 2008, resulting in increased cash payments during the first half of 2008 compared to the first half of 2007.

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

In the fourth quarter of 2007, the Company recorded a charge of $115.0 million (pretax and after tax) to increase its accrued liability for asbestos-related costs. This amount was reduced from the 2006 charge of $120.0 million.  The factors and developments that particularly affected the determination of the amount of this increase in the accrual included the following: (i) the rates of filings against the Company; (ii) the emerging evidence of irregularities associated with mass litigation screenings;  (iii) the Company’s successful litigation record during the year; (iv) the legislative developments and court rulings in several states; (iv) the Company’s strategy to accelerate settlements of certain claims on favorable terms, and (v) the impact these and other factors had on the Company’s valuation of existing and future claims.

The Company’s estimates are based on a number of factors as described further in Note 20 to the Consolidated Financial Statements.

Income Taxes

The Company accounts for income taxes as required by the provisions of FAS No. 109, “Accounting for Income Taxes,” under which deferred tax assets and liabilities are recognized for the tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities measured using enacted tax rates.

As referenced in Note 11 to the Financial Statements, the Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), as of January, 1, 2007.  Management judgment is required in determining income tax expense and the related balance sheet amounts.  In addition, under FIN 48 judgments are required concerning the ultimate outcome of uncertain income tax positions.  Actual income taxes paid may vary from estimates, depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. The Company believes that its recorded tax liabilities adequately provide for the probable outcome of these assessments.

Deferred tax assets are also recorded for operating losses and tax credit carryforwards. However, FAS No. 109 requires that a valuation allowance be recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  This assessment is largely dependent upon projected near-term profitability including the effects of tax planning.  Deferred tax assets and liabilities are determined separately for each tax jurisdiction in which the Company conducts its operations or otherwise incurs taxable income or losses.  In the U.S., the Company has recorded significant deferred tax assets, the largest of which relate to foreign and other tax credits and the accrued liability for asbestos-related costs that are not deductible until paid.  The deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relate to the prepaid pension asset and accelerated depreciation.  The Company has recorded a valuation allowance for the portion of U.S. deferred tax assets not offset by deferred tax liabilities.  During the third quarter of 2007 the Company sold its discontinued plastics operations.  For tax purposes, the gain on the sale will be substantially offset by capital and net operating loss carryforwards. The credit for the corresponding reduction in the valuation allowance of $406.8 million was classified as a component of the gain on sale of discontinued operations.  In 2007 the Company implemented a plan to restructure this ownership and intercompany obligations of certain foreign subsidiaries.  These actions resulted in taxation of a significant portion of previously unremitted foreign earnings and will transfer a portion of the Company’s debt service obligations to operations outside the U.S. in order to better balance operating cash flows with financing costs on a global basis.  The foreign earnings reported as taxable in the U.S. were offset by net operating loss carryforwards and foreign tax credits.  Foreign tax credit carryforwards arising from the restructuring were fully offset by an increase in the valuation allowance.

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

Foreign Currency Exchange Rate Risk

Earnings of operations outside the United States

A substantial portion of the Company’s operations are conducted by subsidiaries outside the U.S.  The primary international markets served by the Company’s subsidiaries are in Canada, Australia, South America (principally Colombia, Brazil and Venezuela), and Europe (principally Italy, France, The Netherlands, Germany, the United Kingdom, and Poland).  In general, revenues earned and costs incurred by the Company’s major international operations are denominated in their respective local currencies.  Consequently, the Company’s reported financial results could be affected by factors such as changes in foreign currency exchange rates or highly inflationary economic conditions in the international markets in which the Company’s subsidiaries operate.  When the U.S. dollar strengthens against foreign currencies, the reported dollar value of local currency earnings generally decreases; when the U.S. dollar weakens against foreign currencies, the reported U.S. dollar value of local currency earnings generally increases.  The Company does not have any significant foreign subsidiaries whose functional currency is the U.S. dollar, however, if economic conditions in Venezuela were to decline, the Company may be required to adopt the U.S. dollar as the functional currency for its subsidiaries in that country.  The Company does not hedge the foreign currency exchange rate risk related to earnings of operations outside the United States.

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

The Company believes the near term exposure to foreign currency exchange rate risk of its foreign currency risk sensitive instruments was not material at December 31, 2007 and 2006.

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

The Company’s fixed-to-variable interest rate swaps are accounted for as fair value hedges.  Because the relevant terms of the swap agreements match the corresponding terms of the notes, there is no hedge ineffectiveness. Accordingly, the Company recorded the net of the fair market values of the swaps as a long-term asset along with a corresponding net increase in the carrying value of the hedged debt.

Under the swaps, the Company receives fixed rate interest amounts (equal to interest on the corresponding hedged note) and pays interest at a six-month U.S. LIBOR rate (set in arrears) plus a margin spread.  The interest rate differential on each swap is recognized as an adjustment of interest expense during each six-month period over the term of the agreement.

The following table provides information about the Company’s interest rate sensitivity related to its significant debt obligations and interest rate swaps at December 31, 2007.  For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity date.  For interest rate swaps, the table presents notional amounts and weighted-average interest rates by contract maturity date.  Notional amounts are used to calculate the contractual cash flows to be exchanged under the swap contracts.

								Fair
						There-		Value at
(dollars in millions)	2008	2009	2010	2011	2012	after	Total	12/31/2007

Long-term debt at variable rate:
Principal by expected maturity	$15.4	$17.6	$16.3	$191.3	$158.8	$503.4	$902.8	$902.8
Avg. principal outstanding	$895.1	$878.6	$861.7	$853.5	$582.8	$251.7
Avg. interest rate	6.67%	6.67%	6.67%	6.67%	6.67%	6.67%

Long-term debt at fixed rate:
Principal by expected maturity	$250.0		$250.0		$1,872.6	$2,372.6		$2,346.2
Avg. principal outstanding	$2,216.4	$2,122.6	$1,966.4	$1,872.6	$1,872.6	$1,872.6
Avg. interest rate	7.31%	7.31%	7.29%	7.28%	7.28%	7.28%

Interest rate swaps (pay variable/receive fixed):
Notional by expected maturity	$250.0		$250.0			$450.0	$950.0	($3.4)
Avg. notional outstanding	$793.8	$700.0	$543.8	$450.0	$450.0	$450.0
Avg. pay rate margin over U.S. LIBOR	3.52%	3.52%	3.61%	3.70%	3.70%	3.70%
Avg. fixed receive rate	7.91%	7.98%	8.12%	8.25%	8.25%	8.25%

The Company believes the near term exposure to interest rate risk of its debt obligations and interest rate swaps has not changed materially since December 31, 2006.

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

•                  At December 31, 2007, the Company had entered into commodity futures contracts for approximately 50% (approximately 11,680,000 MM BTUs) of its estimated North American usage requirements for the full year of 2008.

The Company believes the near term exposure to commodity price risk of its commodity futures contracts was not material at December 31, 2007.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2007 and 2006

For the years ended December 31, 2007, 2006, and 2005:

Consolidated Results of Operations
Consolidated Share Owners’ Equity
Consolidated Cash Flows

Notes to Consolidated Financial Statements

Selected Quarterly Financial Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Share Owners of

Owens-Illinois, Inc.

We have audited the accompanying consolidated balance sheets of Owens-Illinois, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of results of operations, share owners’ equity, and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens-Illinois, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Owens-Illinois, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion thereon.

As discussed in Notes 1, 14, and 15 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation, defined benefit pension plans and other postretirement plans, respectively, in 2006.

/s/ Ernst & Young LLP

Toledo, Ohio
February 29, 2008

CONSOLIDATED RESULTS OF OPERATIONS   Owens-Illinois, Inc.

Dollars in millions, except per share amounts

Years ended December 31,	2007	2006	2005

Revenues:
Net sales	$7,566.7	$6,650.4	$6,266.9
Royalties and net technical assistance	19.7	16.5	16.2
Equity earnings	34.1	23.4	20.5
Interest	42.3	19.2	16.5
Other	16.4	39.5	50.0
	7,679.2	6,749.0	6,370.1
Costs and expenses:
Manufacturing, shipping, and delivery	5,971.4	5,481.1	5,084.9
Research, development, and engineering	65.8	48.7	50.9
Selling and administrative	520.6	530.4	455.2
Interest	348.6	349.0	325.4
Other	266.2	174.7	660.8
	7,172.6	6,583.9	6,577.2

Earnings (loss) from continuing operations before items below	506.6	165.1	(207.1)

Provision for income taxes	147.8	125.3	379.9
Minority share owners’ interests in earnings of subsidiaries	59.5	43.6	35.9
Earnings (loss) from continuing operations	299.3	(3.8)	(622.9)
Net earnings (loss) of discontinued operations	2.8	(23.7)	63.1
Gain on sale of discontinued operations	1,038.5		1.2
Net earnings (loss)	$1,340.6	$(27.5)	$(558.6)

Convertible preferred stock dividends	(21.5)	(21.5)	(21.5)
Earnings (loss) available to common share owners	$1,319.1	$(49.0)	$(580.1)

Basic earnings (loss) per share of common stock:
Earnings (loss) from continuing operations	$1.80	$(0.17)	$(4.27)
Net earnings (loss) of discontinued operations	0.02	(0.15)	0.41
Gain on sale of discontinued operations	6.73		0.01
Net earnings (loss)	$8.55	$(0.32)	$(3.85)

Diluted earnings (loss) per share of common stock:
Earnings (loss) from continuing operations	$1.78	$(0.17)	$(4.27)
Net earnings (loss) of discontinued operations	0.02	(0.15)	0.41
Gain on sale of discontinued operations	6.19		0.01
Net earnings (loss)	$7.99	$(0.32)	$(3.85)

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS   Owens-Illinois, Inc.

Dollars in millions

December 31,	2007	2006

Assets
Current assets:
Cash, including time deposits of $190.8 ($124.5 in 2006)	$387.7	$222.7
Short-term investments	59.8	32.7
Receivables, less allowances of $36.0 ($28.7 in 2006) for losses and discounts	1,185.6	1,041.1
Inventories	1,020.8	992.1
Prepaid expenses	40.7	39.3
Assets of discontinued operations		104.8
Total current assets	2,694.6	2,432.7

Other assets:
Equity investments	81.0	96.3
Repair parts inventories	155.8	135.3
Prepaid pension	566.4	488.5
Deposits, receivables, and other assets	448.7	466.5
Goodwill	2,428.1	2,255.2
Assets of discontinued operations		571.7
Total other assets	3,680.0	4,013.5
Property, plant, and equipment:
Land, at cost	266.4	247.7
Buildings and equipment, at cost:
Buildings and building equipment	1,126.6	1,027.7
Factory machinery and equipment	4,748.1	4,325.3
Transportation, office, and miscellaneous equipment	132.4	118.9
Construction in progress	149.6	123.0
	6,423.1	5,842.6
Less accumulated depreciation	3,473.1	2,968.1
Net property, plant, and equipment	2,950.0	2,874.5

Total assets	$9,324.6	$9,320.7

CONSOLIDATED BALANCE SHEETS Owens-Illinois, Inc. (continued)

Dollars in millions, except per share amounts

December 31,	2007	2006
Liabilities and Share Owners’ Equity
Current liabilities:
Short-term loans	$435.6	$412.8
Accounts payable	957.5	890.2
Salaries and wages	193.1	140.7
U.S. and foreign income taxes	42.9	61.5
Current portion of asbestos-related liabilities	210.0	149.0
Other accrued liabilities	425.1	316.2
Long-term debt due within one year	265.3	324.4
Liabilities of discontinued operations		70.9
Total current liabilities	2,529.5	2,365.7
Liabilities of discontinued operations		1.6
Long-term debt	3,013.5	4,719.4
Deferred taxes	109.4	111.1
Pension benefits	313.7	335.0
Nonpension postretirement benefits	287.0	293.1
Other liabilities	386.9	392.9
Asbestos-related liabilities	245.5	538.6
Commitments and contingencies
Minority share owners’ interests	251.7	206.6
Share owners’ equity:
Convertible preferred stock, par value $.01 per share, liquidation preference $50 per share, 9,050,000 shares authorized, issued and outstanding	452.5	452.5
Common stock, par value $.01 per share, 250,000,000 shares authorized, 169,063,219 shares issued and outstanding, less 11,712,278 treasury shares at December 31, 2007 (166,143,479 issued and outstanding less 11,908,400 treasury shares at December 31, 2006)	1.7	1.7
Capital in excess of par value	2,420.0	2,329.5
Treasury stock, at cost	(224.6)	(228.4)
Retained deficit	(285.3)	(1,604.4)
Accumulated other comprehensive loss	(176.9)	(594.2)
Total share owners’ equity	2,187.4	356.7
Total liabilities and share owners’ equity	$9,324.6	$9,320.7

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED SHARE OWNERS’ EQUITY Owens-Illinois, Inc.

Dollars in millions,

Years ended December 31,	2007	2006	2005
Convertible preferred stock
Balance at beginning of year	$452.5	$452.5	$452.5
Balance at end of year	$452.5	$452.5	$452.5

Common stock
Balance at beginning of year	$1.7	$1.7	$1.6
Issuance of common stock			0.1
Balance at end of year	$1.7	$1.7	$1.7

Capital in excess of par value
Balance at beginning of year	$2,329.5	$2,297.0	$2,261.1
Issuance of common stock	90.5	32.5	35.9
Balance at end of year	$2,420.0	$2,329.5	$2,297.0

Treasury stock
Balance at beginning of year	$(228.4)	$(236.0)	$(241.3)
Reissuance of common stock	3.8	7.6	5.3
Balance at end of year	$(224.6)	$(228.4)	$(236.0)

CONSOLIDATED SHARE OWNERS’ EQUITY Owens-Illinois, Inc. (continued)

Dollars in millions, except per share amounts

Years ended December 31,	2007	2006	2005

Retained deficit
Balance at beginning of year	$(1,604.4)	$(1,555.4)	$(975.3)
Cash dividends on convertible preferred stock – $2.375 per share	(21.5)	(21.5)	(21.5)
Net earnings (loss)	1,340.6	(27.5)	(558.6)
Balance at end of year	$(285.3)	$(1,604.4)	$(1,555.4)

Accumulated other comprehensive income (loss)
Balance at beginning of year	$(594.2)	$(235.9)	$45.7
Foreign currency translation adjustments	325.3	285.5	(288.9)
Change in minimum pension liability, net of tax		22.6	(7.2)
Employee benefit plans, net of tax	63.8	(617.1)
Change in fair value of certain derivative instruments, net of tax	28.2	(49.3)	14.5
Balance at end of year	$(176.9)	$(594.2)	$(235.9)

Total share owners’ equity	$2,187.4	$356.7	$723.9

Total comprehensive income (loss)
Net earnings (loss)	$1,340.6	$(27.5)	$(558.6)
Foreign currency translation adjustments	325.3	285.5	(288.9)
Change in minimum pension liability, net of tax		22.6	(7.2)
Employee benefit plans, net of tax	63.8
Change in fair value of certain derivative instruments, net of tax	28.2	(49.3)	14.5
Total comprehensive income (loss)	$1,757.9	$231.3	$(840.2)

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED CASH FLOWS Owens-Illinois, Inc.

Dollars in millions

Years ended December 31,	2007	2006	2005
Operating activities:
Net earnings (loss)	$1,340.6	$(27.5)	$(558.6)
Net (earnings) loss of discontinued operations	(2.8)	23.7	(63.1)
Gain on sale of discontinued operations	(1,038.5)		(1.2)
Non-cash charges (credits):
Depreciation	423.4	427.7	436.1
Amortization of deferred costs	28.9	22.3	22.5
Amortization of deferred finance fees	8.6	5.7	6.7
Deferred tax provision (credit)	3.2	4.6	(78.1)
Restructuring and asset impairment	100.3	29.7
CEO and other transition charges		20.8
Curtailment of postretirement benefits in The Netherlands		(15.9)
Reverse non-U.S. deferred tax valuation allowance net of tax restructuring charges		(5.7)
Impairment of goodwill			494.0
U.S. deferred tax valuation allowance			300.0
Future asbestos-related costs	115.0	120.0	135.0
Gains on asset sales			(28.1)
Mark to market effect of natural gas hedge contracts		8.7	(3.8)
Other	50.1	7.9	29.0
Asbestos-related payments	(347.1)	(162.5)	(171.1)
Change in non-current operating assets	(7.4)	(33.3)	(18.9)
Reduction of non-current liabilities	(85.4)	(58.1)	(69.5)
Change in components of working capital	36.2	(257.1)	(16.3)
Cash provided by continuing operating activities	625.1	111.0	414.6
Cash provided by discontinued operating activities	11.3	39.3	38.5
Total cash provided by operating activities	636.4	150.3	453.1
Investing activities:
Additions to property, plant, and equipment - continuing	(292.5)	(285.0)	(373.0)
Additions to property, plant, and equipment - discontinued	(23.3)	(35.3)	(31.1)
Acquisitions, net of cash acquired	(9.8)		(11.6)
Collections on receivables arising from consolidation of receivables securitization program		127.3	50.7
Net cash proceeds from divestitures and other	1,770.0	15.1	167.0
Cash provided by (utilized in) investing activities	1,444.4	(177.9)	(198.0)
Financing activities:
Additions to long-term debt	406.4	1,206.5	555.1
Repayments of long-term debt	(2,393.2)	(1,341.8)	(740.3)
Increase (decrease) in short-term loans	(21.5)	158.9	11.6
Net receipts (payments) for hedging activity	5.7	(6.8)	(98.0)
Payment of finance fees	(6.3)	(12.3)	(1.0)
Convertible preferred stock dividends	(21.5)	(21.5)	(21.5)
Issuance of common stock	62.8	8.0	21.0
Cash utilized in financing activities	(1,967.6)	(9.0)	(273.1)
Effect of exchange rate fluctuations on cash	51.8	12.7	(13.3)
Increase (decrease) in cash	165.0	(23.9)	(31.3)
Cash at beginning of year	222.7	246.6	277.9
Cash at end of year	$387.7	$222.7	$246.6

See accompanying Notes to the Consolidated Financial Statements.

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tabular data dollars in millions, except share and per share amounts

1.  Significant Accounting Policies

Basis of Consolidated Statements   The consolidated financial statements of Owens-Illinois, Inc. (“Company”) include the accounts of its subsidiaries.  Newly acquired subsidiaries have been included in the consolidated financial statements from dates of acquisition. Results of operations for the plastics packaging business sold during 2007 have been presented as a discontinued operation.

The Company uses the equity method of accounting for investments in which it has a significant ownership interest, generally 20% to 50%.  Other investments are accounted for at cost.  The Company monitors other than temporary declines in fair value and records reductions in carrying values when appropriate.

Nature of Operations   The Company is a leading manufacturer of glass container products.  The Company’s principal product lines are glass containers for the food and beverage industries.  The Company has glass container operations located in 22 countries.  The principal markets and operations for the Company’s products are in North America, Europe, South America, and Australia.

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

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Property, Plant, and Equipment   Property, plant, and equipment (“PP&E”) is carried at cost and includes expenditures for new facilities and equipment and those costs which substantially increase the useful lives or capacity of existing PP&E.  In general, depreciation is computed using the straight-line method and recorded over the estimated useful life of the asset.  Factory machinery and equipment is depreciated over periods ranging from 5 to 25 years with the majority of such assets (principally glass-melting furnaces and forming machines) depreciated over 7-15 years.  Buildings and building equipment are depreciated over periods ranging from 10 to 50 years.  Maintenance and repairs are expensed as incurred.  Costs assigned to PP&E of acquired businesses are based on estimated fair values at the date of acquisition.

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

Foreign Currency Translation   The assets and liabilities of substantially all subsidiaries and associates are translated at current exchange rates and any related translation adjustments are recorded directly in share owners’ equity.

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

New Accounting Standards   In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“FAS No. 157”).  FAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  FAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements.  The statement does not require any new fair value measurements.  The statement is

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

effective for fiscal years beginning after November 15, 2007.   Adoption of FAS No. 157 is not presently expected to have a material impact on the Company’s results of operations or financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“FAS No. 159”).  FAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The statement is effective for fiscal years beginning after November 15, 2007.   Adoption of FAS No. 159 is not presently expected to have a material impact on the Company’s results of operations or financial position.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“FAS No. 141R”).  FAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.  FAS No. 141R also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Accordingly, FAS No. 141R will be applied by the Company to business combinations occurring on or after January 1, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“FAS No. 160”).  FAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and the deconsolidation of a subsidiary.  FAS No. 160 is effective for years beginning on or after December 15, 2008.  Adoption of FAS No. 160 is not presently expected to have a material impact on the Company’s results of operations, financial position or cash flows.

Stock Options and Other Stock-Based Compensation   The Company has five non-qualified plans, which are described more fully in Note 13.  In December 2004, the Financial Accounting Standards Board issued FAS No. 123R, “Share-Based Payment” (“FAS No. 123R”), which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements.  The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the required service period (usually the vesting period).  No compensation cost is recognized for equity instruments for which employees do not render the required service.

The Company adopted the provisions of FAS No. 123R effective January 1, 2006 using the modified-prospective method of adoption, which requires recognition of compensation cost in the financial statements beginning on the date of adoption.

Prior to the adoption of FAS No.123R, the Company accounted for stock options under the disclosure-only provisions (intrinsic value method) of FAS No. 123, “Accounting for Stock-Based Compensation.”  If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as allowed by FAS No. 123, pro forma net earnings and earning per share would have been as follows:

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2005

Net earnings (loss):
As reported	$(558.6)
Compensation cost determined under fair value based method for stock option awards, net of $4.3 million of related tax effects	(7.0)
Additional valuation allowance on deferred tax assets	(4.3)

Pro forma	$(569.9)

Basic earnings (loss) per share:
As reported	$(3.85)
Pro forma	(3.92)
Diluted earnings (loss) per share:
As reported	(3.85)
Pro forma	(3.92)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2007	2006	2005

Range of expected lives of options (years)	4.75	3.50-4.75	4.75-5.00
Range of expected stock price volatilities	37.1%-40.0%	32.7%-50.5%	50.0%-74.1%
Weighted average expected stock price volatilities	39.9%	44.9%	73.9%
Range of risk-free interest rates	4.1%-4.6%	4.1%-5.1%	4.2%-4.3%
Expected dividend yield	0.0%	0.0%	0.0%

The expected life of options is based on the assumption that, on average, options will be exercised at the mid-point between the vesting date and the expiration date.  The expected stock price volatility is determined by reference to historical prices over a period equal to the expected life.

The fair value of other equity awards, consisting of restricted shares and performance vested restricted share units, is equal to the quoted market value at the time of grant.

2.  Earnings Per Share   The following table sets forth the computation of basic and diluted earnings per share:

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Years ended December 31,	2007	2006	2005

Numerator:
Net earnings (loss)	$1,340.6	$(27.5)	$(558.6)
Convertible preferred stock dividends	(21.5)	(21.5)	(21.5)

Numerator for basic earnings (loss) per share – income (loss) available to common share owners	$1,319.1	$(49.0)	$(580.1)

Denominator:
Denominator for basic earnings (loss) per share –– weighted average shares outstanding	154,215,269	152,071,037	150,909,812
Effect of dilutive securities:
Convertible preferred stock	8,589,355
Stock options and other	4,962,683
Denominator for diluted earnings (loss) per share –– adjusted weighted average shares and assumed exchanges of preferred stock for common stock	167,767,307	152,071,037	150,909,812

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$1.80	$(0.17)	$(4.27)
Net earnings (loss) of discontinued operations	0.02	(0.15)	0.41
Gain on sale of discontinued operations	6.73		0.01
Net earnings (loss)	$8.55	$(0.32)	$(3.85)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$1.78	$(0.17)	$(4.27)
Net earnings (loss) of discontinued operations	0.02	(0.15)	0.41
Gain on sale of discontinued operations	6.19		0.01
Net earnings (loss)	$7.99	$(0.32)	$(3.85)

The convertible preferred stock was included in the computation of diluted earnings per share for 2007 on an “if converted” basis since the result was dilutive. For purposes of this computation, the preferred stock dividends were not subtracted from the numerator.   Options to purchase 862,906  weighted average shares of common stock which were outstanding during 2007 were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.  For the years ended December 31, 2006 and 2005, diluted earnings per share of common stock were equal to basic earnings per share of common stock due to the net loss.

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.  Changes in Components of Working Capital Related to Operations   Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

	2007	2006	2005
Decrease (increase) in current assets:
Short-term investments	$(27.0)	$22.5	$(23.7)
Receivables	(16.5)	(162.8)	(75.2)
Inventories	63.0	(31.2)	73.0
Prepaid expenses	5.6	(2.6)	(4.0)
Increase (decrease) in current liabilities:
Accounts payable	(2.9)	51.9	47.8
Accrued liabilities	(63.2)	(82.1)	(18.4)
Salaries and wages	38.3	(24.4)	(7.5)
U.S. and foreign income taxes	24.5	(24.1)	(24.4)
	$21.8	$(252.8)	$(32.4)

Continuing operations	$36.2	$(257.1)	$(16.3)
Discontinued operations	(14.4)	4.3	(16.1)
	$21.8	$(252.8)	$(32.4)

4.  Inventories   Major classes of inventory are as follows:

	2007	2006
Finished goods	$861.1	$824.3
Work in process	1.4	7.7
Raw materials	90.5	92.9
Operating supplies	67.8	67.2
	$1,020.8	$992.1

If the inventories which are valued on the LIFO method had been valued at standard costs, which approximate current costs, consolidated inventories would be higher than reported by $29.1 million and $32.0 million at December 31, 2007 and 2006, respectively.

Inventories which are valued at the lower of standard costs (which approximate average costs) or market at December 31, 2007 and 2006 were approximately $874.6 million and $856.9 million, respectively.

5.  Equity Investments   Summarized information pertaining to the Company’s equity associates follows:

	2007	2006
At end of year:
Equity in undistributed earnings:
Foreign	$23.4	$21.3
Domestic	18.7	15.9
Total	$42.1	$37.2

	2007	2006	2005
For the year:
Equity in earnings:
Foreign	$5.3	$2.0	$6.9
Domestic	28.8	21.4	13.6
Total	$34.1	$23.4	$20.5
Dividends received	$21.7	$43.5	$11.0

Summarized combined financial information for equity associates is as follows:

	2007 (a)	2006
At end of year:
Current assets	$191.3	$190.3
Non-current assets	302.4	340.6
Total assets	493.7	530.9

Current liabilities	117.0	157.6
Other liabilities and deferred items	265.5	276.4
Total liabilities and deferred items	382.5	434.0

Net assets	$111.2	$96.9

	2007 (a)	2006	2005
For the year:
Net sales	$535.9	$564.0	$482.5

Gross profit	$176.5	$132.2	$90.9

Net earnings	$112.4	$69.4	$51.4

(a) Amounts for 2007 exclude the Company’s Caribbean investment due to the impairment recorded during 2007.

The Company’s significant equity method investments include:  (1) 43.5% of the common shares of Vetri Speciali SpA, a specialty glass manufacturer; (2) a 25% partnership interest in General Chemical Soda Ash (Partners), a soda ash supplier; and (3) a 50% partnership interest in Rocky Mountain Bottle Company, a glass container manufacturer.

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.  Debt   The following table summarizes the long-term debt of the Company at December 31, 2007 and 2006:

	2007	2006
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$45.2
Term Loans:
Term Loan A (225.0 million AUD at Dec. 31, 2007)	198.1	231.5
Term Loan B	191.5	195.5
Term Loan C (110.8 million CAD at Dec. 31, 2007)	113.2	115.9
Term Loan D (€191.5 million at Dec. 31, 2007)	281.8	257.4
Senior Secured Notes:
8.875%, due 2009		850.0
7.75%, due 2011		450.0
8.75%, due 2012		625.0
Senior Notes:
8.10%, due 2007		298.2
7.35%, due 2008	249.8	245.7
8.25%, due 2013	450.6	433.5
6.75%, due 2014	400.0	400.0
6.75%, due 2014 (€225 million)	331.1	296.2
6.875%, due 2017 (€300 million)	441.5
Senior Debentures:
7.50%, due 2010	253.0	244.2
7.80%, due 2018	250.0	250.0
Other	118.2	105.5
Total long-term debt	3,278.8	5,043.8
Less amounts due within one year	265.3	324.4
Long-term debt	$3,013.5	$4,719.4

On June 14, 2006, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  At December 31, 2007, the Agreement included a $900.0 million revolving credit facility, a 225.0 million Australian dollar term loan, and a 110.8 million Canadian dollar term loan, each of which has a final maturity date of June 15, 2012. It also included a $191.5 million term loan and a €191.5 million term loan, each of which has a final maturity date of June 14, 2013.

At December 31, 2007 the Company’s subsidiary borrowers had unused credit of $820.9 million available under the Agreement.

The interest rate on borrowings under the Revolving Credit Facility is, at the Company’s option, the Base Rate or the Adjusted Eurodollar rate.  The interest rate on borrowings under the Revolving Credit Facility also includes a margin linked to the Company’s Consolidated Leverage Ratio, as defined in the Agreement.  The margin is limited to ranges of 1.125% to 2.0% for Eurodollar loans and 0.125% to 1.0% for Base Rate loans.  The margin was reduced by 0.25% upon achievement of a specified senior secured debt rating.  The weighted average interest rate on borrowings outstanding under the Agreement at December 31, 2007 was 6.67%. While no compensating balances are required by the Agreement, the Borrowers must pay a facility fee on the Revolving Credit Facility commitments ranging from 0.20% to 0.50%.

Borrowings under the Agreement are secured by substantially all of the assets of the Company’s domestic subsidiaries and certain foreign subsidiaries, which have a book value of approximately $2.9 billion.  Borrowings are also secured by a pledge of intercompany debt and equity in most of the Company’s

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

domestic subsidiaries and stock of certain foreign subsidiaries.  All borrowings under the agreement are guaranteed by substantially all domestic subsidiaries of the Company for the term of the Agreement.

The Agreement contains covenants and provisions that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into contingent obligations, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted, engage in certain transactions with affiliates and otherwise restrict certain corporate activities.  In addition, the Agreement contains financial covenants that require the Company to maintain specified financial ratios and meet specified tests based upon financial statements of the Company and its subsidiaries on a consolidated basis, maximum leverage ratios and specified capital expenditure tests.

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

On July 31, 2007, the Company completed the sale of its plastics packaging business to Rexam PLC for approximately $1.825 billion in cash.  In accordance with an amendment of the Agreement that became effective upon completion of the sale of the plastics business, the Company was required to use the net proceeds (as defined in the Agreement) to repay senior secured debt.  In addition, the amendment provides for modification of certain covenants, including the elimination of the financial covenant requiring the Company to maintain a specified interest coverage ratio.  The Company used a portion of the net proceeds in the third quarter of 2007 to redeem all $450.0 million of the 7.75% Senior Secured Notes and repurchase $283.1 million of the 8.875% Senior Secured Notes.  The remaining $566.9 million of the 8.875% Senior Secured Notes were repurchased or discharged in accordance with the indenture in October 2007. The remaining net proceeds, along with funds from operations and/or additional borrowings under the revolving credit facility, were used to redeem all $625.0 million of the 8.75% Senior Secured Notes on November 15, 2007.  The Company recorded $9.5 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees.  See Note 23 for additional charges for note repurchase premiums and the related write-off of unamortized finance fees included in the gain on sale of the Company’s plastics business.

During July of 2006, a subsidiary of the Company used borrowings under the Agreement to repurchase $150.0 million principal amount of the 8.875% Senior Secured Notes due 2009.  During the third quarter of 2006, the Company recorded $7.3 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees.

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

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During October of 2006, the Company entered into a new €300 million European accounts receivable securitization program.  The new program replaced the previous European program, described in the preceding paragraph, which was set to terminate in October 2006.

Information related to the Company’s accounts receivable securitization program is as follows:

	Dec. 31,	Dec. 31,
	2007	2006

Balance (included in short-term loans)	$361.8	$279.4

Weighted average interest rate	5.48%	5.60%

The Company capitalized $27.0 million and $25.3 million in 2007 and 2006, respectively, under capital lease obligations with the related financing recorded as long term debt.  These amounts are included in other in the long-term debt table above.

Annual maturities for all of the Company’s long-term debt through 2012 are as follows: 2008, $265.3 million; 2009, $17.6 million; 2010, $269.3 million; 2011, $191.3 million; and 2012, $158.8 million.

Interest paid in cash, including note repurchase premiums in 2007 and 2006, aggregated $452.4 million for 2007, $461.0 million for 2006, and $450.9 million for 2005.

Fair values at December 31, 2007, of the Company’s significant fixed rate debt obligations were as follows:

	Principal Amount (millions of dollars)	Indicated Market Price	Fair Value (millions of dollars)	Hedge Value (millions of dollars)
Senior Notes:
7.35%, due 2008	$250.0	99.88	$249.7	$249.8
8.25%, due 2013	450.0	103.38	465.2	450.6
6.75%, due 2014	400.0	99.13	396.5
6.75%, due 2014 (€225 million)	331.1	95.00	314.5
6.875%, due 2017 (€300 million)	441.5	94.00	415.0
Senior Debentures:
7.50%, due 2010	250.0	101.25	253.1	253.0
7.80%, due 2018	250.0	100.88	252.2

7.  Operating Leases   Rent expense attributable to all warehouse, office buildings and equipment operating leases was $92.8 million in 2007, $82.1 million in 2006, and $73.9 million in 2005.  Minimum future rentals under operating leases are as follows:  2008, $52.4 million; 2009, $41.7 million; 2010, $32.2 million; 2011, $18.3 million; and 2012, $14.6 million; and 2013 and thereafter, $10.7 million.

8.  Foreign Currency Transactions   Aggregate foreign currency exchange gains (losses) included in other costs and expenses were $(8.1) million in 2007, $(1.7) million in 2006, and $2.8 million in 2005.

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.  Derivative Instruments   At December 31, 2007, the Company had the following derivative instruments related to its various hedging programs:

Interest Rate Swaps Designated as Fair Value Hedges

In the fourth quarter of 2003 and the first quarter of 2004, the Company entered into a series of interest rate swap agreements with a current total notional amount of $950 million that mature from 2008 through 2013.  The swaps were executed in order to: (i) convert a portion of the senior notes and senior debentures fixed-rate debt into floating-rate debt; (ii) maintain a capital structure containing appropriate amounts of fixed and floating-rate debt; and (iii) reduce net interest payments and expense in the near-term.

The Company’s fixed-to-variable interest rate swaps are accounted for as fair value hedges.  Because the relevant terms of the swap agreements match the corresponding terms of the notes, there is no hedge ineffectiveness. Accordingly, the Company recorded the net of the fair market values of the swaps as a long-term asset (liability) along with a corresponding net increase (decrease) in the carrying value of the hedged debt.

Under the swaps, the Company receives fixed rate interest amounts (equal to interest on the corresponding hedged note) and pays interest at a six-month U.S. LIBOR rate (set in arrears) plus a margin spread (see table below).  The interest rate differential on each swap is recognized as an adjustment of interest expense during each six-month period over the term of the agreement.

The following selected information relates to fair value swaps at December 31, 2007:

	Amount Hedged	Receive Rate	Average Spread	Asset (Liability) Recorded

Senior Notes due 2008	$250.0	7.35%	3.5%	$(0.2)
Senior Debentures due 2010	250.0	7.50%	3.2%	3.0
Senior Notes due 2013	450.0	8.25%	3.7%	0.6

Total	$950.0			$3.4

Commodity Hedges

The Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows.  The Company continually evaluates the natural gas market with respect to its forecasted usage requirements over the next twelve to eighteen months and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements over that period.  At December 31, 2007, the Company had entered into commodity futures contracts for approximately 50% (approximately 11,680,000 MM BTUs) of its estimated North American usage requirements for the full year of 2008.

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

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

underlying hedged item affects earnings.  Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.

The above futures contracts are accounted for as cash flow hedges at December 31, 2007.

At December 31, 2007, an unrecognized loss of $4.5 million (pretax and after tax), related to the domestic commodity futures contracts, was included in OCI, which will be reclassified into earnings over the next twelve months.  The ineffectiveness related to these natural gas hedges for the year ended December 31, 2007 was not material.

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

10.  Accumulated Other Comprehensive Income (Loss)    The components of comprehensive income are: (a) net earnings; (b) change in fair value of certain derivative instruments; (c) pension and other postretirement benefit adjustments; and (d) foreign currency translation adjustments.  The net effect of exchange rate fluctuations generally reflects changes in the relative strength of the U.S. dollar against major foreign currencies between the beginning and end of the year.

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table lists the beginning balance, yearly activity and ending balance of each component of accumulated other comprehensive income (loss):

	Net Effect of Exchange Rate Fluctuations	Deferred Tax Effect for Translation	Change in Minimum Pension Liability	Change in Certain Derivative Instruments	Employee Benefit Plans	Total Accumulated Comprehensive Income (Loss)

Balance on January 1, 2005	$171.4	$12.7	$(138.3)	$(0.1)	$—	$45.7

2005 Change	(288.9)		7.5	5.3		(276.1)
Translation effect			(14.8)			(14.8)
Tax effect			0.1	9.2		9.3

Balance on Dec. 31, 2005	(117.5)	12.7	(145.5)	14.4	—	(235.9)

2006 Change	285.5		55.0	(49.3)	(639.9)	(348.7)
Translation effect			(17.6)			(17.6)
Tax effect			(14.8)		22.8	8.0
Balance on Dec. 31, 2006	168.0	12.7	(122.9)	(34.9)	(617.1)	(594.2)

2007 Change	325.3			28.2	79.1	432.6
Translation effect					(6.7)	(6.7)
Reclass			122.9	2.2	(125.1)	—
Tax effect					(8.6)	(8.6)
Balance on Dec. 31, 2007	$493.3	$12.7	$—	$(4.5)	$(678.4)	$(176.9)

For 2007, foreign currency translation adjustments include a loss of approximately $35.1 million related to a hedge of the Company’s net investment in a non-U.S. subsidiary.

11. Income Taxes  Deferred income taxes reflect: (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes; and (2) carryovers and credits for income tax purposes.

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Accrued postretirement benefits	$95.8	$110.8
Asbestos-related liabilities	159.5	240.7
Foreign tax credit	417.0
Tax loss and credit carryovers	290.8	799.1
Capital loss carryovers	32.7	395.5
Alternative minimum tax credits	21.4	21.2
Accrued liabilities	178.5	191.1
Other	38.2	37.7

Total deferred tax assets	1,233.9	1,796.1

Deferred tax liabilities:
Property, plant, and equipment	229.3	296.8
Prepaid pension costs	147.0	101.3
Inventory	20.0	23.2
Other	59.1	73.2

Total deferred tax liabilities	455.4	494.5
Valuation allowance	(754.0)	(1,281.8)

Net deferred taxes	$24.5	$19.8

Total for continuing operations	$24.5	$20.0
Total for discontinued operations	—	(0.2)
	$24.5	$19.8

Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2007 and 2006 as follows:

	2007	2006
Prepaid expenses	$9.2	$4.6
Deposits, receivables, and other assets	124.7	127.4
Deferred taxes	(109.4)	(112.2)

Net deferred taxes	$24.5	$19.8

Total for continuing operations	$24.5	$20.0
Total for discontinued operations	—	(0.2)
	$24.5	$19.8

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The provision (benefit) for income taxes consists of the following:

	2007	2006	2005
Current:
U.S. Federal	$—	$—	$—
State	31.1	2.0	1.6
Foreign	145.2	113.7	133.9

	176.3	115.7	135.5

Deferred:
U.S. Federal	8.0	9.2	167.7
State	1.0	(14.6)	9.1
Foreign	(1.7)	16.2	(12.4)

	7.3	10.8	164.4

Total:
U.S. Federal	8.0	9.2	167.7
State	32.1	(12.6)	10.7
Foreign	143.5	129.9	121.5

	$183.6	$126.5	$299.9

Total for continuing operations	$147.8	$125.3	$379.9
Total for discontinued operations	35.8	1.2	(80.0)
	$183.6	$126.5	$299.9

The provision (benefit) for income taxes was calculated based on the following components of earnings (loss) before income taxes:

Continuing operations	2007	2006	2005

Domestic	$(180.7)	$(294.1)	$(163.0)
Foreign	687.3	459.2	(44.1)

	$506.6	$165.1	$(207.1)

Discontinued operations	2007	2006	2005

Domestic	$(1.1)	$(19.7)	$(28.9)
Foreign	1.7	(2.8)	13.2

	$0.6	$(22.5)	$(15.7)

Income taxes paid (received) in cash were as follows:

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2007	2006	2005
Domestic	$31.8	$(1.2)	$12.2
Foreign	151.1	126.8	112.9

	$182.9	$125.6	$125.1

A reconciliation of the provision (benefit) for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows:

	2007	2006	2005
Tax provision (benefit) on pretax earnings (loss) from continuing operations at statutory U.S. Federal tax rate	$177.3	$57.8	$(72.5)
Increase (decrease) in provision for income taxes due to:
Goodwill impairment			172.9
Valuation allowance - U.S.	(466.0)	104.6	300.0
Foreign subsidiary ownership restructuring	545.0	21.2
Foreign source income taxable in the U.S.	29.3	1.8	1.8
Reversal of non-U.S. tax valuation allowance	(13.4)	(34.7)
Foreign tax credit utilization	(40.4)
State taxes, net of federal benefit	(2.9)	(13.5)	15.5
Rate differences on non-U.S. earnings	(74.8)	(14.2)	(25.2)
Adjustment for non-U.S. tax law changes	(9.9)	(1.6)	(7.1)
Other items	3.6	3.9	(5.5)
Provision for income taxes	$147.8	$125.3	$379.9

In 2007 the Company implemented a plan to restructure the ownership and intercompany obligations of certain foreign subsidiaries. These actions resulted in taxation of a significant portion of previously unremitted foreign earnings and will transfer a portion of the Company’s debt service obligations to operations outside the U.S. in order to better balance operating cash flows with financing costs on a global basis. The foreign earnings reported as taxable in the U.S. were offset by net operating loss carryforwards and foreign tax credits. Foreign tax credit carryforwards arising from the restructuring were fully offset by an increase in the valuation allowance.

The Company has tax holidays in certain non-U.S. jurisdictions which expire between 2012 to 2015.

At December 31, 2007, before valuation allowance, the Company has unused research tax credits of $10.0 million expiring from 2008 to 2028 and foreign tax credits of $417.0 million expiring in 2017. The Company also has unused alternative minimum tax credits of $21.4 million which do not expire and which will be available to offset future U.S. Federal income tax. Approximately $140.0 million of the deferred tax assets relate to net operating and capital loss carryforwards that can be carried over indefinitely with the remaining $173.5 million expiring between 2008 and 2027.

At December 31, 2007, the Company’s equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $1,339.2 million. The Company intends to

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

reinvest these earnings indefinitely in the non-U.S. operations. It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed.

The Company reviews the likelihood that it will realize the benefit of its deferred tax assets and therefore the need for valuation allowances on a quarterly basis, or whenever events indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset is considered, along with other positive and negative evidence.

During the fourth quarter of 2005, the Company recorded an additional valuation allowance from both continuing and discontinued operations of $306.6 million because of the near-term effects on U.S. profitability of continued asbestos-related payments, significant interest expense, rising energy costs and other cost increases. These changes in circumstances would have increased the beginning-of-year valuation allowance by approximately $170.0 million. In 2006, the Company recorded an additional valuation allowance from continuing operations of $104.6 million in the United States due to the continued impact of the above items on profitability. In 2007, the Company reduced the valuation allowance recorded against its deferred tax assets in the United States by $466.0 million through the utilization of net operating loss and capital loss carryforwards.

Other international valuation allowances approximating $89.0 million were established principally in prior years in allocation of the costs of acquisitions. Any future reductions of these components will result in reductions of goodwill.

During 2005, the Company recorded a benefit of $61.8 million from discontinued operations resulting from the reversal of an accrual for potential tax liabilities related to a previous divestiture. The accrual was no longer required based on the Company’s reassessment of the potential liabilities due to several factors, including statute expiration in September 2005.

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) as of January 1, 2007. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109, “Accounting for Income Taxes.” FIN 48 defines criteria that a tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also includes requirements for measuring the amount of the benefit to be recognized in the financial statements.

As a result of the adoption of FIN 48, the Company recognized no adjustment to retained earnings for unrecognized income tax benefits. The Company reclassified $8.9 million of deferred tax assets related to U.S. general business credits that were previously offset by a full valuation allowance to the liability for unrecognized income tax benefits. This balance sheet reclassification had no effect on share owners’ equity. In connection with the adoption of FIN 48, the Company is maintaining its historical method of accruing interest (net of related tax benefits) and penalties associated with unrecognized income tax benefits as a component of its income tax expense.

The following is a reconciliation of the Company’s total gross unrecognized tax benefits for the year ended December 31, 2007:

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Tax
Balance at January 1, 2007	$45.8
Additions for tax positions of prior years	0.1
Reductions for tax positions of prior years	(2.5)
Additions based on tax positions related to the current year	11.0
Reductions due to the lapse of the applicable statute of limitations	(1.4)
Balance at December 31, 2007	$53.0

At December 31, 2007 and January 1, 2007, accrued interest and penalties related to unrecognized tax benefits were $3.7 million and $3.1 million, respectively (net of related tax benefits). Tax expense for the year ended December 31, 2007 includes interest and penalties of $0.6 million on unrecognized tax benefits for prior years.

The unrecognized tax benefit liability, including interest, as of December 31, 2007 and January 1, 2007 was $53.4 million and $47.0 million respectively. Approximately $36.0 million and $22.0 million as of December 31, 2007 and January 1, 2007, respectively, relate to unrecognized tax benefits, which if recognized, would impact the Company’s effective income tax rate.  This amount differs from the gross unrecognized tax benefits presented in the table above because of the indirect effect of the state unrecognized tax benefit, interest and penalties and unrecognized tax benefits that would result in the utilization of certain U.S. tax attribute carryforwards that are currently subject to a full valuation allowance due to uncertainties about their future period utilization. Due to changes in its U.S. tax carryforward losses in 2007, approximately $7.5 million of uncertain tax benefit previously not affecting the effective tax rate has been reclassified to items affecting the effective tax rate.

The Company and/or one of its subsidiaries files a U.S. federal income tax return as well as income tax returns in multiple state and foreign jurisdictions. Tax years through 1999 have been settled with the U.S. Internal Revenue Service and there is no current IRS examination in progress. Due to the existence of tax attribute carryforwards (which are currently offset by full valuation allowances) in the U.S., the Company treats certain post-1999 tax positions as unsettled because of the taxing authorities’ ability to modify these attributes. The 2000 tax year is the earliest open year for the Company’s other major tax jurisdictions.

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

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

convertible preferred stock is senior to the common stock with respect to dividends and liquidation events.

13.  Stock Options and Other Stock Based Compensation   The Company has five nonqualified plans under which it has granted stock options, restricted shares and performance vested restricted share units:  (1) the Stock Option Plan for Key Employees of Owens-Illinois, Inc.; (2) the Stock Option Plan for Directors of Owens-Illinois, Inc.; (3) the 1997 Equity Participation Plan of Owens-Illinois, Inc.; (4) the 2004 Equity Incentive Plan for Directors of Owens-Illinois, Inc.; and (5) the 2005 Equity Incentive Plan of Owens-Illinois, Inc.  Total compensation cost for all grants of shares and units under all of these plans was $23.6 million ($21.9 million after tax) for the year ended December 31, 2007.  Total compensation cost for grants of shares and units was $21.7 million ($20.4 million after tax) in 2006 and $6.8 million ($4.2 million after tax) in 2005.  The cost in 2006 included $3.1 million for accelerated vesting of options, shares and units held by the former CEO at the time of his separation in November 2006 and $1.9 million for fully vested options granted to the new CEO in December 2006.

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

Stock option information at December 31, 2007 and for the year then ended is as follows:

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic
	(thousands)	(per share)	(years)	Value

Options outstanding at Dec. 31, 2006	6,530	$20.75
Granted	482	24.26
Exercised	(2,994)	20.97
Forfeited or expired	(556)	23.94
Options outstanding at Dec. 31, 2007	3,462	20.54	4.6	$100.2
Options vested or expected to vest at Dec. 31, 2007	3,416	$20.54	4.6	$98.9
Options exercisable at Dec. 31, 2007	2,030	$19.80	4.1	$60.4
Shares available for option grant at Dec. 31, 2007	3,712

Certain additional information related to stock options is as follows for the periods indicated:

	2007	2006	2005
Weighted average grant-date fair value of options granted (per share)	$9.87	$7.91	$15.00
Aggregate intrinsic value of options exercised	$44.5	$3.7	$19.4
Aggregate cash received from options exercised	$62.8	$7.6	$20.5

Restricted Shares

Shares granted to employees prior to March 22, 2005, generally vest after three years or upon retirement, whichever is later.  Shares granted after March 21, 2005, vest 25% per year beginning on the first anniversary and unvested shares are forfeited upon termination of employment.  Shares granted to directors are immediately vested but may not be sold until the third anniversary of the share grant or the end of the director’s then current term on the board, whichever is later.

The fair value of the shares is equal to the market price of the shares on the date of the grant.  The fair value of restricted shares granted before March 22, 2005, is amortized ratably over the vesting period.  The fair value of restricted shares granted after March 21, 2005, is amortized over the vesting periods which range from one to four years.

Restricted share activity is as follows:

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Weighted
	Number of	Average
	Restricted	Grant-Date
	Shares	Fair Value
	(thousands)	(per share)
Nonvested at January 1, 2007	861	$16.98
Granted	61	26.07
Vested	(361)	16.07
Forfeited	(60)	18.23
Nonvested at Dec. 31, 2007	501	18.61
Awards granted during 2006		$18.74
Awards granted during 2005		$24.34

	2007	2006	2005
Total fair value of shares vested	$10.9	$7.7	$5.1

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

Performance vested restricted share unit activity is as follows:

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Weighted
	Number of	Average
	Restricted	Grant-Date
	Shares Units	Fair Value
	(thousands)	(per share)
Nonvested at January 1, 2007	677	$20.22
Granted	303	24.18
Vested (none)
Forfeited	(17)	20.34
Nonvested at Dec. 31, 2007	963	21.47
Awards granted during 2006		$18.24
Awards granted during 2005		$24.22

As of December 31, 2007, there was $20.5 million of total unrecognized compensation cost related to all unvested stock options, restricted shares and performance vested restricted share units.  That cost is expected to be recognized over a weighted average period of approximately four years.

14.  Pension Benefit Plans   Net expense to results of operations for all of the Company’s pension plans and certain deferred compensation arrangements amounted to $24.9 million in 2007, $41.9 million in 2006, and $14.7 million in 2005.

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

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The changes in the pension benefit obligations for the year were as follows:

	2007	2006
Obligations at beginning of year	$3,879.2	$3,823.6

Change in benefit obligations:
Service cost	54.0	60.8
Interest cost	212.0	204.3
Actuarial gain, including effect of changing discount rates	(73.6)	(101.3)
Curtailments	(21.9)	(3.6)
Settlements	(55.8)
Participant contributions	10.0	10.0
Benefit payments	(325.1)	(251.2)
Plan amendments	(3.5)	(7.2)
Foreign currency translation	136.4	137.2
Other	6.0	6.6
Net change in benefit obligations	(61.5)	55.6
Obligations at end of year	$3,817.7	$3,879.2

The changes in the fair value of the pension plans’ assets for the year were as follows:

	2007	2006

Fair value at beginning of year	$4,043.5	$3,631.4

Change in fair value:
Actual gain on plan assets	177.6	484.3
Benefit payments	(325.1)	(251.2)
Employer contributions	63.9	69.5
Participant contributions	10.0	10.0
Foreign currency translation	115.0	102.5
Other		(3.0)
Net increase in fair value of assets	41.4	412.1
Fair value at end of year	$4,084.9	$4,043.5

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The funded status of the pension plans at year end was as follows:

	2007	2006

Plan assets at fair value	$4,084.9	$4,043.5
Projected benefit obligations	3,817.7	3,879.2
Plan assets greater than projected benefit obligations	267.2	164.3

Items not yet recognized in pension expense:
Actuarial loss	700.4	764.6
Prior service cost	(18.7)	(15.4)
	681.7	749.2
Net amount recognized	$948.9	$913.5

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2007 and 2006 as follows:

	2007	2006

Prepaid pension	$566.4	$488.5
Current pension liability, included with Other accrued liabilities	(9.2)	(9.1)
Noncurrent pension liability, included with Pension benefits	(290.0)	(315.1)
Accumulated other comprehensive income	681.7	749.2
Net amount recognized	$948.9	$913.5

The following changes in plan assets and benefit obligations were recognized in accumulated other comprehensive income at December 31, 2007 as follows:

		Tax
	Pretax	Effect	After-tax

Current year actuarial loss	$7.1	$(4.0)	$11.1
Amortization of actuarial loss	(38.2)	(2.9)	(35.3)
Current year prior service credit	(3.7)	(1.3)	(2.4)
Amortization of prior service credit	0.8	—	0.8
Curtailment	(20.7)	(0.9)	(19.8)
Settlement	(18.6)	—	(18.6)
	(73.3)	(9.1)	(64.2)
Translation			5.8
	$(73.3)	$(9.1)	$(58.4)

The accumulated benefit obligation for all defined benefit pension plans was $3,566.0 million and $3,598.4 million at December 31, 2007 and 2006, respectively.

The components of the net pension expense for the year were as follows:

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2007	2006	2005

Service cost	$54.0	$60.8	$51.7
Interest cost	212.0	204.3	199.7
Expected asset return	(317.6)	(298.4)	(296.6)
Settlement cost	18.6
Curtailment gain	(1.5)
Other	5.1	9.2

Amortization:
Prior service cost	(0.8)	(0.6)	(0.3)
Loss	38.2	61.5	49.5
Net amortization	37.4	60.9	49.2
Net expense	$8.0	$36.8	$4.0

Total for continuing operations	$3.4	$36.2	$6.9
Total for discontinued operations	4.6	0.6	(2.9)
	$8.0	$36.8	$4.0

Amounts that will be amortized from accumulated other comprehensive income into net pension expense during 2008:

Amortization:
Loss	$31.1
Prior service cost	(1.0)
Net amortization	$30.1

The following information is for plans with projected and accumulated benefit obligations in excess of the fair value of plan assets at year end:

	2007	2006

Projected benefit obligations	$1,125.1	$1,080.6
Fair value of plan assets	816.1	742.6
Accumulated benefit obligations	1,015.4	972.6

The weighted average assumptions used to determine benefit obligations were as follows:

	2007	2006

Discount rate	5.87%	5.49%
Rate of compensation increase	4.32%	4.34%

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The weighted average assumptions used to determine net periodic pension costs were as follows:

	2007	2006	2005
Discount rate	5.49%	5.30%	5.52%
Rate of compensation increase	4.34%	4.54%	4.40%
Expected long-term rate of return on assets	8.08%	8.08%	8.10%

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

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

For 2007, the Company’s weighted average expected long-term rate of return on assets was 8.08%.   In developing this assumption, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions.  The Company also considered its historical 10-year average return (through December 31, 2006), which was in line with the expected long-term rate of return assumption for 2007.

The weighted average actual asset allocations and weighted average target allocation ranges by asset category for the Company’s pension plan assets were as follows:

			Target
	Actual Allocation		Allocation
Asset Category	2007	2006	Ranges
Equity securites	63%	64%	58-68%
Debt securities	28%	29%	21-31%
Real estate	5%	6%	2-12%
Other	4%	1%	0-9%
Total	100%	100%

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

The Company expects to contribute $62.8 million to its non-U.S. defined benefit pension plans in 2008.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Year(s)	Amount
2008	$ 247.1
2009	248.9
2010	250.2
2011	252.6
2012	258.3
2013 - 2017	1,335.1

The Company also sponsors several defined contribution plans for all salaried and hourly U.S. employees.   Participation is voluntary and participants’ contributions are based on their compensation.  The Company matches contributions of participants, up to various limits, in substantially all plans.  Company contributions to these plans amounted to $6.7 million in 2007, $6.4 million in 2006, and $6.0 million in 2005.

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

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The changes in the postretirement benefit obligations for the year were as follows:

	2007	2006

Obligations at beginning of year	$317.6	$329.1

Change in benefit obligations:
Service cost	3.0	4.3
Interest cost	17.5	16.8
Actuarial (gain) loss, including the effect of changing discount rates	(9.5)	12.4
Curtailments	(9.1)	(22.4)
Benefit payments	(24.4)	(24.9)
Foreign currency translation	14.4	2.1
Other		0.2
Net change in benefit obligations	(8.1)	(11.5)
Obligations at end of year	$309.5	$317.6

The funded status of the postretirement benefit plans at year end was as follows:

	2007	2006

Postretirement benefit obligations	$309.5	$317.6

Items not yet recognized in net postretirement benefit cost:
Prior service credit	23.8	36.6
Actuarial loss	(78.2)	(96.4)
	(54.4)	(59.8)

Net amount recognized	$255.1	$257.8

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2007 and 2006 as follows:

	2007	2006

Current nonpension postretirement benefit, included with Other accrued liabilities	$(24.3)	$(24.5)
Nonpension postretirement benefits	(285.2)	(293.1)
Accumulated other comprehensive income	54.4	59.8

Net (liability) amount recognized	$(255.1)	$(257.8)

The following changes in benefit obligations were recognized in accumulated other comprehensive income at December 31, 2007 as follows:

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Tax
	Pretax	Effect	After-tax
Current year actuarial gain	$(9.5)	$0.8	$(10.3)
Amortization of actuarial loss	(5.8)	—	(5.8)
Amortization of prior service credit	3.8	—	3.8
Curtailment	5.7	(0.3)	6.0
	(5.8)	0.5	(6.3)
Translation			0.9
	$(5.8)	$0.5	$(5.4)

The components of the net postretirement benefit cost for the year were as follows:

	2007	2006	2005
Service cost	$3.0	$4.3	$4.5
Interest cost	17.4	16.8	18.5
Curtailment gain	(14.9)	(15.9)
Other		0.9
Amortization:
Prior service credit	(3.8)	(4.3)	(4.3)
Loss	5.8	3.9	5.5

Net amortization	2.0	(0.4)	1.2

Net postretirement benefit cost	$7.5	$5.7	$24.2

Total for continuing operations	20.7	3.2	20.9
Total for discontinued operations	(13.2)	2.5	3.3
	$7.5	$5.7	$24.2

Amounts that will be amortized from accumulated other comprehensive income into net postretirement benefit cost during 2008:

Amortization:
Loss	$6.2
Prior service cost	(3.1)

Net amortization	$3.1

The weighted average discount rate used to determine the accumulated postretirement benefit obligation was 5.86% and 5.56% at December 31, 2007 and 2006, respectively.

The weighted average discount rate used to determine net postretirement benefit cost was 5.56%, 5.45%, and 5.67% at December 31, 2007, 2006, and 2005, respectively.

The weighted average assumed health care cost trend rates at December 31 were as follows:

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2007	2006

Health care cost trend rate assumed for next year	8.51%	8.92%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.64%	5.73%
Year that the rate reaches the ultimate trend rate	2009	2009

Assumed health care cost trend rates affect the amounts reported for the postretirement benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease

Effect on total of service and interest cost	$6.8	$(5.1)
Effect on accumulated postretirement benefit obligations	20.7	(17.9)

Amortization included in net postretirement benefit cost is based on the average remaining service of employees.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	Amount
2008	$24.3
2009	23.8
2010	23.6
2011	23.4
2012	23.5
2013 - 2017	110.3

Benefits provided by the Company for certain hourly retirees are determined by collective bargaining. Most other domestic hourly retirees receive health and life insurance benefits from a multi-employer trust established by collective bargaining. Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $7.4 million in 2007, $7.4 million in 2006, and $6.6 million in 2005. Postretirement health and life benefits for retirees of foreign subsidiaries are generally provided through the national health care programs of the countries in which the subsidiaries are located.

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

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

17.  Other Costs and Expenses  Other costs and expenses for the year ended December 31, 2007 included the following:

•                  During the third and fourth quarters of 2007, the Company recorded charges totaling $100.3 million ($84.1 million after tax), for restructuring and asset impairment in the Caribbean, Europe, and North America. The charges reflect the initial conclusions of the Company’s global profitability review.

In the Company’s 50%-owned affiliate in the Caribbean, declining productivity and cash flows resulted in impairment of the Company’s equity investment, establishment of valuation allowances against advances to the affiliate, and accrual of certain contingent obligations for total charges of $45.0 million.

In Europe and North America, the Company decided to curtail selected production capacity. Because the future undiscounted cash flows of the related asset groups were not sufficient to recover their carrying amounts, the assets were considered impaired. As a result the assets were written down to the extent their carrying amounts exceeded fair value. The curtailment of plant capacity resulted in elimination of approximately 558 jobs and a corresponding reduction in the Company’s workforce. The Company accrued certain employee separation costs, plant clean up, and other exit costs. In total, impairments, accrued costs, and other valuation adjustments amounted to $55.3 million with probable future cash expenditures amounting to $30.6 million. The Company expects that the majority of these costs will be paid out by the end of 2008.

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•                  During the fourth quarter of 2007, the Company recorded a pretax charge of $115.0 million (pretax and after tax) to increase the reserve for estimated future asbestos-related costs as a result of the findings from the annual review of asbestos-related liabilities.

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

Selected information related to the plant closing accrual is as follows:

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Plant closing charges	$29.7
Write-down of assets to net realizable value	(11.7)
Recognition of employee separation benefits	(7.1)
Net cash paid	(2.2)
Other	0.7
Remaining plant closing accrual as of December 31, 2006	9.4

Net cash paid	(5.3)
Additional charge	3.0
Other	1.5
Remaining plant closing accrual as of December 31, 2007	$8.6

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

The European restructuring accrual recorded in the second quarter of 2005 was in addition to the initial estimated accrual of €63.8 million recorded in 2004. Selected information related to the restructuring accrual is as follows, with 2007 activity translated from Euros into dollars at the December 31, 2007 exchange rate:

Total European restructuring accrual (€110.9 million)	$134.1
Net cash paid, principally severance and related benefits	(41.0)
Other, principally foreign exchange translation	(12.2)
Remaining European restructuring accrual as of December 31, 2005	80.9
Net cash paid, principally severance and related benefits	(33.7)
Partial reversal of accrual (goodwill adjustment)	(7.6)
Other, principally foreign exchange translation	(1.5)
Remaining European restructuring accrual as of December 31, 2006	38.1
Net cash paid, principally severance and related benefits	(17.8)
Other, principally foreign exchange translation	7.4
Remaining European restructuring accrual as of December 31, 2007	$27.7

19.  Additional Interest Charges from Early Extinguishment of Debt  During 2007, the Company recorded additional interest charges of $9.5 million ($8.8 million after tax) for note repurchase premiums and the write-off of unamortized finance fees related to debt that was repaid prior to its maturity. During 2006, the Company recorded additional interest charges of $17.5 million ($17.1 million after tax) for note

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

repurchase premiums and the write-off of unamortized finance fees related to debt that was repaid prior to its maturity. During 2005, the Company recorded additional interest charges of $1.4 million ($1.0 million after tax) for the write-off of unamortized finance fees related to the reduction of available credit under the Company’s bank credit agreement.

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

The following table shows the approximate number of plaintiffs and claimants who had asbestos claims pending against the Company at the beginning of each listed year, the number of claims disposed of during that year, the year’s filings and the claims pending at the end of each listed year (eliminating duplicate filings):

	2007	2006	2005

Pending at beginning of year	18,000	32,000	35,000
Disposed	13,000	21,000	12,000
Filed	9,000	7,000	9,000

Pending at end of year	14,000	18,000	32,000

Based on an analysis of the lawsuits pending as of December 31, 2007, approximately 89% of plaintiffs either do not specify the monetary damages sought, or in the case of court filings, claim an amount sufficient to invoke the jurisdictional minimum of the trial court. Approximately 9% of plaintiffs specifically plead damages of $15 million or less, and 1% of plaintiffs specifically plead damages greater than $15 million but less than $100 million. Fewer than 1% of plaintiffs specifically plead damages $100 million or greater but less than $123 million.

As indicated by the foregoing summary, current pleading practice permits considerable variation in the assertion of monetary damages. The Company’s experience resolving hundreds of thousands of asbestos claims and lawsuits over an extended period, demonstrates that the monetary relief which may be alleged in a complaint bears little relevance to a claim’s merits or disposition value. Rather, the amount potentially recoverable is determined by such factors as the plaintiff’s severity of disease, the product identification evidence against specific defendants, the defenses available to those defendants, the specific jurisdiction in which the claim is made, and the plaintiff’s history of smoking or exposure to other possible disease-causative factors.

In addition to the pending claims set forth above, the Company has claims-handling agreements in place with many plaintiffs’ counsel throughout the country. These agreements require evaluation and negotiation regarding whether particular claimants qualify under the criteria established by such agreements. The criteria for such claims include verification of a compensable illness and a reasonable probability of exposure to a product manufactured by the Company’s former business unit during its manufacturing period ending in 1958. Some plaintiffs’ counsel have historically withheld claims under

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

these agreements for later presentation while focusing their attention on active litigation in the tort system. The Company believes that as of December 31, 2007 there are approximately 1,100 claims against other defendants which are likely to be asserted some time in the future against the Company. These claims are not included in the pending “lawsuits and claims” totals set forth above.

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

Since receiving its first asbestos claim, the Company as of December 31, 2007, has disposed of the asbestos claims of approximately 361,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $6,900. Certain of these dispositions have included deferred amounts payable over a number of years. Deferred amounts payable totaled approximately $34.0 million at December 31, 2007 ($82.6 million at December 31, 2006) and are included in the foregoing average indemnity payment per claim. The Company’s indemnity payments for these claims have varied on a per claim basis, and are expected to continue to vary considerably over time. As discussed above, a part of the Company’s objective is to achieve, where possible, resolution of asbestos claims pursuant to claims-handling agreements. Failure of claimants to meet certain medical and product exposure criteria in the Company’s administrative claims handling agreements has generally reduced the number of marginal or suspect claims that would otherwise have been received. This may have the effect of increasing the Company’s per-claim average indemnity payment over time.

The Company believes that its ultimate asbestos-related liability (i.e., its indemnity payments or other claim disposition costs plus related legal fees) cannot be estimated with certainty. Beginning with the initial liability of $975 million established in 1993, the Company has accrued a total of approximately $3.22 billion through 2007, before insurance recoveries, for its asbestos-related liability. The Company’s ability reasonably to estimate its liability has been significantly affected by the volatility of asbestos-related litigation in the United States, the expanding list of non-traditional defendants that have been sued in this litigation and found liable for substantial damage awards, the use of mass litigation screenings to generate new lawsuits, the large number of claims asserted or filed by parties who claim prior exposure to asbestos materials but have no present physical impairment as a result of such exposure, and the significant number of co-defendants that have filed for bankruptcy.

The Company has continued to monitor trends which may affect its ultimate liability and has continued to analyze the developments and variables affecting or likely to affect the resolution of pending and future asbestos claims against the Company The material components of the Company’s accrued liability are based on amounts estimated by the Company in connection with its annual comprehensive review and consist of the following: (i) the reasonably probable contingent liability for asbestos claims already asserted against the Company; (ii) the contingent liability for preexisting but unasserted asbestos claims for prior periods arising under its administrative claims-handling agreements with various plaintiffs’ counsel; (iii) the contingent liability for asbestos claims not yet asserted against the Company, but which the Company believes it is reasonably probable will be asserted in the next several years, to the degree that an estimation as to future claims is possible, and (iv) the legal defense costs likely to be incurred in connection with the foregoing types of claims.

The significant assumptions underlying the material components of the Company’s accrual concern:

a) the extent to which settlements are limited to claimants who were exposed to the Company’s asbestos-containing insulation prior to its exit from that business in 1958;

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

b) the extent to which claims are resolved under the Company’s administrative claims agreements or on terms comparable to those set forth in those agreements;

c) the extent to which the Company’s accelerated settlements in 2007 impact the number and type of future claims and lawsuits;

d) the extent of decrease or increase in the inventory of pending serious disease cases;

e) the extent to which the Company is able to defend itself successfully at trial;

f) the extent to which courts and legislatures eliminate, reduce or permit the diversion of financial resources for unimpaired claimants and so-called forum shopping;

g) the extent to which additional defendants with substantial resources and assets are required to participate significantly in the resolution of future asbestos lawsuits and claims;

h) the number and timing of co-defendant bankruptcies; and

i) the extent to which the resolution of co-defendant bankruptcies direct resources to resolve claims that are also presented to the Company.

As noted above, the Company conducts a comprehensive review of its asbestos-related liabilities and costs annually in connection with finalizing and reporting its annual results of operations, unless significant changes in trends or new developments warrant an earlier review. If the results of an annual comprehensive review indicate that the existing amount of the accrued liability is insufficient to cover its estimated future asbestos-related costs, then the Company will record an appropriate charge to increase the accrued liability. The Company believes that an estimation of the reasonably probable amount of the contingent liability for claims not yet asserted against the Company is not possible beyond a period of several years. Therefore, while the results of future annual comprehensive reviews cannot be determined, the Company expects the addition of one year to the estimation period will result in an annual charge.

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

The ultimate legal and financial liability of the Company with respect to the lawsuits and proceedings referred to above, in addition to other pending litigation, cannot be estimated with certainty. The Company’s reported results of operations for 2007 were materially affected by the $115.0 million fourth quarter charge for asbestos-related costs and asbestos-related payments continue to be substantial. Any future additional charge would likewise materially affect the Company’s results of operations for the period in which it is recorded. Also, the continued use of significant amounts of cash for asbestos-related costs has affected and will continue to affect the Company’s cost of borrowing and its ability to pursue global or domestic acquisitions. However, the Company believes that its operating cash flows and other sources of liquidity will be sufficient to pay its obligations for asbestos-related costs and to fund its working capital and capital expenditure requirements on a short-term and long-term basis.

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

21.  Segment Information  The Company’s former Plastics Packaging segment has been reclassified to discontinued operations as a result of the July 31, 2007 sale of that business. Following the sale, the Company redefined its reportable segments and divided the former Glass Containers segment into four geographic segments: (1) North America; (2) Europe; (3) Asia Pacific; (4) South America. These four segments are aligned with the Company’s internal approach to managing, reporting, and evaluating performance of its global glass operations. In connection with this change, certain assets and activities not directly related to one of the regions or to glass manufacturing are reported with Retained Corporate Costs and Other. These include licensing, equipment manufacturing, global engineering, and non-glass equity investments. Amounts for 2006 and 2005 in the following tables are presented on the redefined basis.

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

Segment Operating Profit for reportable segments includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided. The information below is presented on a continuing operations basis, and therefore, the amounts exclude amounts related to the discontinued operations.  See Note 23 for more information.

Financial information regarding the Company’s reportable segments is as follows:

Net Sales:	2007	2006	2005

North America	$2,271.3	$2,110.4	$1,933.1
Europe	3,298.7	2,846.6	2,796.3
Asia Pacific	934.3	804.9	782.4
South America	970.7	796.5	685.1
Reportable segment totals	7,475.0	6,558.4	6,196.9
Other	91.7	92.0	70.0
Consolidated totals	7,566.7	6,650.4	6,266.9

Reconciliation to total revenues:
Royalties and net technical assistance	19.7	16.5	16.2
Equity earnings	34.1	23.4	20.5
Interest income	42.3	19.2	16.5
Other revenue	16.4	39.5	50.0
Total	$7,679.2	$6,749.0	$6,370.1

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Segment Operating Profit:	2007	2006	2005
North America	$265.1	$187.3	$204.1
Europe	433.0	249.6	290.1
Asia Pacific	154.0	102.9	125.8
South America	254.9	195.0	156.4
Reportable segment totals	1,107.0	734.8	776.4
Retained corporate costs and other	(78.8)	(76.6)	(77.5)
Consolidated totals	1,028.2	658.2	698.9

Reconciliation to earnings (loss) from continuing operations before income taxes and minority share owners’ interest in earnings of subsidiaries:

Items excluded from Segment Operating Profit:
Restructuring and asset impairments	(100.3)	(29.7)
Charge for asbestos related costs	(115.0)	(120.0)	(135.0)
CEO and other transition charges		(20.8)
Curtailment of postretirement benefits in The Netherlands		15.9
Mark to market effect of natural gas hedge contracts		(8.7)	3.8
Goodwill impairment			(494.0)
Gain on sale of Corsico, Italy glass container facility			28.1

Interest income	42.3	19.2	16.5
Interest expense	(348.6)	(349.0)	(325.4)
Total	$506.6	$165.1	$(207.1)

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

					Reportable	Retained	Consoli-
	North		Asia	South	Segment	Corp Costs	dated
	America	Europe	Pacific	America	Totals	and Other	Totals

Total assets (1):
2007	$1,946.9	$4,124.1	$1,558.1	$965.7	$8,594.8	$729.8	$9,324.6
2006	1,777.0	3,838.0	1,454.4	765.7	7,835.1	1,485.6	9,320.7
2005	1,835.2	3,458.4	1,412.2	679.0	7,384.8	2,137.0	9,521.8

Equity earnings:
2007	$10.4	$8.0	$—	$(2.7)	$15.7	$18.4	$34.1
2006	10.5	6.9		(4.8)	12.6	10.8	23.4
2005	8.9	7.5		(0.7)	15.7	4.8	20.5

Capital expenditures (2):
2007
Continuing	$65.9	$129.2	$42.0	$51.1	$288.2	$4.3	$292.5
Discontinued						23.3	23.3
2006
Continuing	57.8	105.4	47.8	59.2	270.2	14.8	285.0
Discontinued						35.3	35.3
2005
Continuing	154.6	115.3	54.0	41.3	365.2	7.8	373.0
Discontinued						31.1	31.1

Depreciation and amortization expense:
2007
Continuing	$107.3	$210.3	$81.7	$54.3	$453.6	$7.3	$460.9
Discontinued						23.3	23.3
2006
Continuing	110.2	203.3	81.4	56.3	451.2	4.5	455.7
Discontinued						53.5	53.5
2005
Continuing	97.5	216.5	88.2	58.1	460.3	5.0	465.3
Discontinued						58.7	58.7

(1)  Retained Corporate Costs and Other includes assets of discontinued operations.

(2)  Excludes property, plant and equipment acquired through acquisitions.

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s net property, plant, and equipment by geographic segment are as follows:

	United
	States	Foreign	Total

2007	$678.9	$2,271.1	$2,950.0
2006	712.5	2,162.0	2,874.5
2005	718.7	2,096.7	2,815.4

The Company’s net sales by geographic segment are as follows:

	United
	States	Foreign	Total

2007	$1,920.6	$5,646.1	$7,566.7
2006	1,793.7	4,856.7	6,650.4
2005	1,637.6	4,629.3	6,266.9

Operations in individual countries outside the United States that accounted for more than 10% of consolidated net sales from continuing operations were in Italy (2007 - 10.1%, 2005 - 10.3%)  and France (2007 - 19.3%, 2006 - 19.3%, 2005 - 23.6%).

22.  Goodwill   The changes in the carrying amount of goodwill for the years ended December 31, 2005, 2006 and 2007 are as follows:

	North		Asia	South	Corp. and
	America	Europe	Pacific	America	Other	Total
Balance as of January 1, 2005	$752.1	$1,028.2	$1,004.5	$—	$14.8	$2,799.6
Translation effects	1.9	(123.1)	(39.7)			(160.9)
Write-down of goodwill			(494.0)			(494.0)
Other changes, principally adjustments to						—
finalize acquisition purchase price	(6.5)	21.6			(0.1)	15.0
Balance as of December 31, 2005	747.5	926.7	470.8	—	14.7	2,159.7
Translation effects	2.8	99.5	31.3			133.6
Other changes, principally adjustments to reverse foreign deferred tax valuation allowances	(28.7)	(9.2)			(0.2)	(38.1)
Balance as of December 31, 2006	721.6	1,017.0	502.1	—	14.5	2,255.2
Translation effects	25.1	115.3	54.6			195.0
Other changes	(1.1)	(13.0)			(8.0)	(22.1)
Balance as of December 31, 2007	$745.6	$1,119.3	$556.7	$—	$6.5	$2,428.1

During the fourth quarter of 2005, the Company completed its annual impairment testing and determined that impairment existed in the goodwill of its Asia Pacific Glass business unit. Lower projected cash flows, principally as a result of competitive pricing pressures in the Company’s Australian glass operations, caused the decline in the business enterprise value.  Following a review of the valuation of the unit’s identifiable assets using discounted cash flow measurement techniques, the Company recorded an impairment charge of $494.0 million to reduce the reported value of its goodwill.

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the fourth quarters of 2007 and 2006, the Company completed its annual impairment testing and determined that no impairment existed.

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

As required by FAS No. 144, the Company has presented the results of operations for the plastics packaging business in the Consolidated Results of Operations for the years ended December 31, 2007, 2006 and 2005 as discontinued operations.  Interest expense was allocated to the discontinued operations based on debt that was required by an amendment to the Agreement to be repaid from the net proceeds.  Amounts for the prior periods have been reclassified to conform to this presentation. At December 31, 2006, the assets and liabilities of the plastics packaging business are presented in the Consolidated Balance Sheet as the assets and liabilities of discontinued operations.

The following summarizes the revenues and expenses of the discontinued operations as reported in the consolidated results of operations for the periods indicated:

	Years ended
	December 31,
	2007	2006	2005
Revenues:
Net sales	$455.0	$771.6	$812.1
Other revenue (expense), net	(0.1)	2.9	7.5
	454.9	774.5	819.6

Costs and expenses:
Manufacturing, shipping and delivery	343.5	602.9	634.6
Research, development and engineering	8.3	15.1	14.5
Selling and administrative	20.7	34.4	32.9
Interest	80.6	139.2	141.3
Other	1.2	5.4	7.8
	454.3	797.0	831.1
Earnings (loss) before items below	0.6	(22.5)	(11.5)

Provision (credit) for income taxes	(2.4)	1.2	(12.8)
Minority share owners’ interests in earnings of subsidiaries	0.2
Gain on sale of discontinued operations	1,038.5		1.2

Net earnings (loss) from discontinued operations	$1,041.3	$(23.7)	$2.5

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The gain on the sale of discontinued operations of $1,038.5 million includes charges totaling $62.1 million for debt retirement costs, consisting principally of redemption premiums and write off of unamortized fees, and a gain of $8.7 million for curtailment and settlement of pension and other postretirement benefits.  The gain also includes a net provision for income taxes of $38.2 million, consisting of taxes on the gain of $445.0 million that are substantially offset by a credit of $406.8 million for the reversal of valuation allowances against existing tax loss carryforwards.  The sale agreement provides for an adjustment of the selling price based on working capital levels and certain other factors.  The Company does not expect any price adjustment to have a material effect on the reported gain on the sale of discontinued operations or cash flows.

The condensed consolidated balance sheet at December 31, 2006 included the following assets and liabilities related to the discontinued operations:

Balance at
December 31,
2006
Assets:
Inventories	$46.9
Accounts receivable	56.7
Other current assets	1.2
Total current assets	104.8
Goodwill	209.5
Other long-term assets	43.0
Net property, plant and equipment	319.2
Total assets	$676.5

Liabilities:
Accounts payable and other current liabilities	$70.9
Other long-term liabilities	1.6
Total liabilities	$72.5

24.  Financial Information for Subsidiary Guarantors and Non-Guarantors   The following presents condensed consolidating financial information for the Company, segregating:  (1) Owens-Illinois, Inc., the issuer of three series of senior notes and debentures (the “Parent”); (2) the two subsidiaries which have guaranteed the senior notes and debentures on a subordinated basis (the “Guarantor Subsidiaries”); and (3) all other subsidiaries (the “Non-Guarantor Subsidiaries”).  The Guarantor Subsidiaries are 100% owned direct and indirect subsidiaries of the Company and their guarantees are full, unconditional and joint and several.  They have no operations and function only as intermediate holding companies.

Wholly-owned subsidiaries are presented on the equity basis of accounting.  Certain reclassifications have been made to conform all of the financial information to the financial presentation on a consolidated basis.  The principal eliminations relate to investments in subsidiaries and inter-company balances and transactions.

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2007
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Balance Sheet
Current assets:
Accounts receivable	$—	$—	$1,185.6	$—	$1,185.6
Inventories			1,020.8		1,020.8
Other current assets			488.2		488.2

Total current assets	—	—	2,694.6	—	2,694.6
Investments in and advances to subsidiaries	3,392.9	2,642.9		(6,035.8)	—
Goodwill			2,428.1		2,428.1
Other non-current assets			1,251.9		1,251.9
Total other assets	3,392.9	2,642.9	3,680.0	(6,035.8)	3,680.0
Property, plant and equipment, net			2,950.0		2,950.0
Total assets	$3,392.9	$2,642.9	$9,324.6	$(6,035.8)	$9,324.6

Current liabilities :
Accounts payable and accrued liabilities	$—	$—	$1,618.6	$—	$1,618.6
Current portion of asbestos liability	210.0				210.0
Short-term loans and long-term debt due within one year	250.0		700.9	(250.0)	700.9

Total current liabilities	460.0	—	2,319.5	(250.0)	2,529.5
Long-term debt	500.3		3,013.2	(500.0)	3,013.5
Asbestos-related liabilities	245.5				245.5
Other non-current liabilities and minority interests	(0.3)		1,349.0		1,348.7

Capital structure	2,187.4	2,642.9	2,642.9	(5,285.8)	2,187.4
Total liabilities and share owners’ equity	$3,392.9	$2,642.9	$9,324.6	$(6,035.8)	$9,324.6

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year ended December 31, 2007
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Results of Operations

Net sales	$—	$—	$7,566.7	$—	$7,566.7
External interest income			42.3		42.3
Intercompany interest income	66.9	66.9		(133.8)	—
Equity earnings from subsidiaries	414.3	414.3		(828.6)	—
Other equity earnings			34.1		34.1
Other revenue			36.1		36.1

Total revenue	481.2	481.2	7,679.2	(962.4)	7,679.2

Manufacturing, shipping, and delivery			5,971.4		5,971.4
Research, engineering, selling, administrative, and other	115.0		737.6		852.6
External interest expense	66.9		281.7		348.6
Intercompany interest expense		66.9	66.9	(133.8)	—
Total costs and expense	181.9	66.9	7,057.6	(133.8)	7,172.6

Earnings from continuing operations before items below	299.3	414.3	621.6	(828.6)	506.6

Provision for income taxes			147.8		147.8

Minority share owners’ interests in earnings of subsidiaries			59.5		59.5
Earnings from continuing operations	299.3	414.3	414.3	(828.6)	299.3
Net earnings of discontinued operations	1,041.3	1,041.3	1,041.3	(2,082.6)	1,041.3
Net earnings	$1,340.6	$1,455.6	$1,455.6	$(2,911.2)	$1,340.6

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year ended December 31, 2006
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Results of Operations

Net sales	$—	$—	$6,650.4	$—	$6,650.4
External interest income			19.2		19.2
Intercompany interest income	82.4	82.4		(164.8)	—
Equity earnings from subsidiaries	116.2	116.2		(232.4)	—
Other equity earnings			23.4		23.4
Other revenue			56.0		56.0
Total revenue	198.6	198.6	6,749.0	(397.2)	6,749.0

Manufacturing, shipping, and delivery			5,481.1		5,481.1

Research, engineering, selling, administrative, and other	120.0		633.8		753.8
External interest expense	82.4		266.6		349.0
Intercompany interest expense		82.4	82.4	(164.8)	—
Total costs and expense	202.4	82.4	6,463.9	(164.8)	6,583.9

Earnings from continuing operations before items below	(3.8)	116.2	285.1	(232.4)	165.1

Provision for income taxes			125.3		125.3

Minority share owners’ interests in earnings of subsidiaries			43.6		43.6
Earnings from continuing operations	(3.8)	116.2	116.2	(232.4)	(3.8)
Net earnings of discontinued operations	(23.7)	(23.7)	(23.7)	47.4	(23.7)
Net earnings	$(27.5)	$92.5	$92.5	$(185.0)	$(27.5)

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year ended December 31, 2005
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Results of Operations

Net sales	$—	$—	$6,266.9	$—	$6,266.9
External interest income			16.5		16.5
Intercompany interest income	85.0	85.0		(170.0)	—
Equity earnings from subsidiaries	(527.5)	(527.5)		1,055.0	—
Other equity earnings			20.5		20.5
Other revenue			66.2		66.2
Total revenue	(442.5)	(442.5)	6,370.1	885.0	6,370.1

Manufacturing, shipping, and delivery			5,084.9		5,084.9
Research, engineering, selling, administrative, and other	135.0		1,031.9		1,166.9
External interest expense	85.0		240.4		325.4
Intercompany interest expense		85.0	85.0	(170.0)	—
Total costs and expense	220.0	85.0	6,442.2	(170.0)	6,577.2

Earnings from continuing operations before items below	(662.5)	(527.5)	(72.1)	1,055.0	(207.1)

Provision for income taxes	(49.0)		428.9		379.9

Minority share owners’ interests in earnings of subsidiaries			35.9		35.9
Earnings from continuing operations	(613.5)	(527.5)	(536.9)	1,055.0	(622.9)
Net earnings of discontinued operations	64.3	64.3	64.3	(128.6)	64.3
Net earnings	$(549.2)	$(463.2)	$(472.6)	$926.4	$(558.6)

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year ended December 31, 2007
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows
Cash provided by (used in) operating activities	$(347.1)	$—	$983.5	$—	$636.4

Cash provided by investing activities			1,444.4		1,444.4

Cash provided by (used in) financing activities	347.1		(2,314.7)		(1,967.6)

Effect of exchange rate change on cash			51.8		51.8
Net change in cash	—	—	165.0	—	165.0

Cash at beginning of period			222.7		222.7

Cash at end of period	$—	$—	$387.7	$—	$387.7

	Year ended December 31, 2006
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows
Cash provided by (used in) operating activities	$(161.3)	$—	$311.6	$—	$150.3

Cash provided by investing activities			(177.9)		(177.9)

Cash provided by (used in) financing activities	161.3		(170.3)		(9.0)

Effect of exchange rate change on cash			12.7		12.7

Net change in cash	—	—	(23.9)	—	(23.9)

Cash at beginning of period			246.6		246.6

Cash at end of period	$—	$—	$222.7	$—	$222.7

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Selected Quarterly Financial Data (unaudited)   The following tables present selected financial data by quarter for the years ended December 31, 2007 and 2006:

	2007 (a)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year to Date
Net sales - continuing operations	$1,684.0	$1,997.0	$1,928.4	$1,957.3	$7,566.7
Net sales - discontinued operations	188.3	200.9	65.8		455.0
Gross profit - continuing operations	$327.8	$429.4	$417.2	$420.9	$1,595.3
Gross profit - discontinued operations	44.0	47.7	19.8		111.5

Earnings from continuing operations (b)	55.3	153.8	75.6	14.6	299.3
Net earnings (loss)of discontinued operations	(2.1)	(4.1)	9.0		2.8
Gain on sale of discontinued operations			1,071.9	(33.4)	1,038.5
Net earnings	$53.2	$149.7	$1,156.5	$(18.8)	$1,340.6

Earnings per share of common stock (c):

Basic: Earnings from continuing operations	$0.32	$0.97	$0.46	$0.06	$1.80
Net earnings (loss) of discontinued operations	(0.01)	(0.03)	0.05		0.02
Gain on sale of discontinued operations			6.93	(0.21)	6.73
Net earnings	$0.31	$0.94	$7.44	$(0.15)	$8.55
Diluted:
Earnings from continuing operations	$0.31	$0.92	$0.45	$0.06	$1.78
Net earnings (loss) of discontinued operations	(0.01)	(0.03)	0.05		0.02
Gain on sale of discontinued operations			6.36	(0.21)	6.19

Net earnings	$0.30	$0.89	$6.86	$(0.15)	$7.99

(a)                                  Amounts related to the Company’s plastics packaging business have been reclassified to discontinued operations following as a result of the July 2007 sale of that business.

(b)                                 Amount for the second quarter includes a benefit of $13.5 million for the recognition of tax credits related to restructuring of investments in certain European operations.  The effect of this benefit is an increase in earnings per share of $0.08.

Amount for the third quarter includes charges of $61.9 million ($55.1 million after tax) for restructuring and asset impairment. The effect of these charges is a reduction in earnings per share of $0.33.

Amount for the fourth quarter includes charges totaling $162.9 ($152.8 million after tax) for the following: (1) $115.0 million (pretax and after tax) to increase the accrual for estimated future asbestos-related costs; (2) $38.4 million ($29.0 million after tax) for restructuring and asset impairment; and (3) $9.5 million ($8.8 million after tax) for note repurchase premiums and the write-off of finance fees related to debt that was repaid prior to its maturity. The effect of these charges is a reduction in earnings per share of $0.94.

 (c)                               Earnings per share are computed independently for each period presented.   As such, the sums of the amounts calculated separately for each quarter do not equal the year-to-date amount.

	2006 (d)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year to Date
Net sales - continuing operations	$1,488.7	$1,744.8	$1,717.5	$1,699.4	$6,650.4
Net sales - discontinued operations	199.6	200.7	194.2	177.1	771.6
Gross profit - continuing operations	$259.2	$314.4	$313.6	$282.1	$1,169.3
Gross profit - discontinued operations	44.1	45.5	42.9	36.2	168.7

Earnings (loss) from continuing operations (e)	27.6	50.5	8.1	(90.0)	(3.8)
Net earnings (loss) of discontinued operations	(3.3)	(7.9)	0.3	(12.8)	(23.7)
Net earnings (loss)	$24.3	$42.6	$8.4	$(102.8)	$(27.5)

Earnings (loss) per share of common stock (f):
Basic: Earnings (loss) from continuing operations	$0.14	$0.30	$0.02	$(0.63)	$(0.17)
Net loss of discontinued operations	(0.02)	(0.05)		(0.08)	(0.15)
Net earnings (loss)	$0.12	$0.25	$0.02	$(0.71)	$(0.32)
Diluted:
Earnings (loss) from continuing operations	$0.14	$0.29	$0.02	$(0.63)	$(0.17)
Net loss of discontinued operations	(0.02)	(0.05)		(0.08)	(0.15)
Net (loss) earnings	$0.12	$0.24	$0.02	$(0.71)	$(0.32)

(d)                                 Amounts related to the Company’s plastics packaging business have been reclassified to discontinued operations following as a result of the July 2007 sale of that business.

(e)                                  Amount for the first quarter includes a loss of $3.5 million ($3.3 million after tax) from the mark to market effect of natural gas hedge contracts.  The effect of this loss is a decrease in earnings per share of $0.02.

Amount for the second quarter includes a loss of $1.6 million (pretax and after tax) from the mark to market effect of natural gas hedge contracts.  The effect of this loss is a decrease in earnings per share of $0.01.

Amount for the second quarter includes a charge of $10.2 million ($9.8 million after tax) for the write-off of finance fees related to debt that was repaid prior to its maturity. The effect of this charge is a decrease in earnings per share of $0.06.

Amount for the third quarter includes a loss of $1.6 million (pretax and after tax) from the mark to market effect of natural gas hedge contracts.  The effect of this loss is a decrease in earnings per share of $0.01.

Amount for the third quarter includes a charge of $7.3 million (pretax and after tax) for note repurchase premiums and the write-off of finance fees related to debt that was repaid prior to its maturity. The effect of this charge is a decrease in earnings per share of $0.05.

Amount for the third quarter includes a charge of $29.7 million ($27.7 million after tax), principally for the closing of the Godfrey, Illinois machine parts manufacturing operation. The effect of this charge is a decrease in earnings per share of $0.18.

Amount for the fourth quarter includes a gain of $15.9 million ($11.2 million after tax) for the curtailment of postretirement benefits in The Netherlands. The effect of this gain is an increase in earnings per share of $0.07.

Amount for the fourth quarter includes charges totaling $142.8 ($142.6 million after tax) for the following: (1) $120.0 million (pretax and after tax) to increase the accrual for estimated future asbestos-related costs; (2) $20.8 million ($20.7 million after tax) for CEO transition costs; and (3) $2.0 million ($1.9 million after tax) from the mark to market effect of natural gas hedge contracts.  The effect of these charges is a reduction in earnings per share of $0.92.

Amount for the fourth quarter includes a benefit of $5.7 million from the reversal of a non-U.S. deferred tax asset valuation allowance partially offset by charges related to international tax restructuring.  The effect of this benefit is an increase in earnings per share of $0.03.

(f)                                    Earnings per share are computed independently for each period presented.   As such, the sums of the amounts calculated separately for each quarter do not equal the year-to-date amount.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2007.

Management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2007.  There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. The Company is undertaking the phased implementation of a global Enterprise Resource Planning software system and believes it is maintaining and monitoring appropriate internal controls during the implementation period.  The Company believes that the internal control environment will be enhanced as a result of implementation.

Management’s Report on Internal Control over Financial Reporting

The management of Owens-Illinois, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.  However, all internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and reporting.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment management used the criteria for effective internal control over financial reporting as described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO framework).

Based on this assessment, using the criteria above, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2007.

The Company’s independent registered public accounting firm, Ernst & Young LLP, that audited the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Share Owners of

Owens-Illinois, Inc.

We have audited Owens-Illinois, Inc.’s internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Owens-Illinois, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Owens-Illinois, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Owens-Illinois, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of results of operations, share owners’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 29, 2008 expressed an unqualified opinion thereon.

Ernst & Young LLP

Toledo, Ohio
February 29, 2008

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to non-officer directors and corporate governance is included in the 2008 Proxy Statement in the section entitled “Election of Directors” and such information is incorporated herein by reference.

Information with respect to executive officers is included herein on pages 8-9.

Code of Business Conduct and Ethics

The Company’s Code of Business Conduct and Ethics, which is applicable to all directors, officers and employees of the Company, including the principal executive officer, the principal financial officer and the principal accounting officer, is available on the Investor Relations section of the Company’s web site (www.o-i.com).  A copy of the Code is also available in print to share owners upon request, addressed to the Corporate Secretary at Owens-Illinois, Inc., One Michael Owens Way, Perrysburg, Ohio 43551.  The Company intends to post amendments to or waivers from its Code of Business Conduct and Ethics (to the extent applicable to the Company’s directors, executive officers or principal financial officers) at this location on its web site.

ITEM 11.       EXECUTIVE COMPENSATION

The section entitled “Director and Executive Compensation and Other Information,” exclusive of the subsections entitled “Board Compensation Committee Report on Executive Compensation” which is included in the 2008 Proxy Statement is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled “Security Ownership of Certain Beneficial Owners and Management” which is included in the 2008 Proxy Statement is incorporated herein by reference.

The following table summarizes securities authorized for issuance under equity compensation plans as of December 31, 2007.

Plan Category	Equity Compensation Plan Information
	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (thousands)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (thousands)
Equity compensation plans approved by security holders	3,462	$20.54	3,712

Equity compensation plans not approved by security holders	—	—	—

Total	3,462	$20.54	3,712

(1)  Represent options to purchase shares of the Company’s common stock. There are no outstanding warrants of rights.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The section entitled “Director and Executive Compensation and Other Information,” exclusive of the subsections entitled “Board Compensation Committee Report on Executive Compensation” and “Performance Graph,” which is included in the 2008 Proxy Statement is incorporated herein by reference.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accountant fees and services is included in the 2008 Proxy Statement in the section entitled “Independent Registered Public Accounting Firm” and such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Index of Financial Statements and Financial Statement Schedules Covered by Report of Independent Auditors.

(i) Registrant

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2007 and 2006

For the years ended December 31, 2007, 2006, and 2005

Consolidated Results of Operations
Consolidated Share Owners’ Equity
Consolidated Cash Flows

Notes to the Consolidated Financial Statements

Exhibit Index

Financial Statement Schedule	Schedule Page

For the years ended December 31, 2007, 2006, and 2005:

II - Valuation and Qualifying Accounts (Consolidated)	S-1

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule.

(ii) Separate Financial Statements of Affiliates Whose Securities Are Pledged As Collateral	122

EXHIBIT INDEX

S-K Item 601 No.		Document

3.1	—	Restated Certificate of Incorporation of Owens-Illinois, Inc. (filed as Exhibit 3.1 to Owens-Illinois, Inc.’s Form S-2, File No. 33-43224, and incorporated herein by reference).
3.2	—	Bylaws of Owens-Illinois, Inc., as amended (filed as Exhibit 3.2 to Owens-Illinois, Inc.’s Form S-2, File No. 33-43224, and incorporated herein by reference).
4.1	—

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

4.24	—

Second Amendment to Credit Agreement and Consent, dated June 11, 2007 (filed as Exhibit 4.1 to Owens-Illinois, Inc.’s and Owens-Illinois Group, Inc.’s Form 8-K dated August 6, 2007, File Nos. 1-9576 and 33-13061, and incorporated herein by reference).

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

S-K Item 601 No.		Document

10.19*	—

2004 Equity Incentive Plan for Directors of Owens-Illinois, Inc. (filed as Exhibit 10.1 to Owens-Illinois, Inc.’s Form 10-Q for the quarter ended June 30, 2004, File No. 1-9576, and incorporated herein by reference).

10.20*	—	Owens-Illinois, Inc. Incentive Bonus Plan (filed as Exhibit 10.2 to Owens-Illinois, Inc.’s Form 10-Q for the quarter ended June 30, 2004, File No. 1-9576, and incorporated herein by reference).
10.21*	—

Owens-Illinois 2004 Executive Life Insurance Plan (filed as Exhibit 10.32 to Owens-Illinois, Inc.’s Form 10-K for the year ended December 31, 2004, File No. 1-9576, and incorporated herein by reference).

10.22*	—

Owens-Illinois 2004 Executive Life Insurance Plan for Non-U.S. Employees (filed as Exhibit 10.33 to Owens-Illinois, Inc.’s Form 10-K for the year ended December 31, 2004, File No. 1-9576, and incorporated herein by reference).

10.23*	—

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

First Amendment to 2005 Incentive Award Plan of Owens-Illinois, Inc. dated as of December 4, 2006 (filed as Exhibit 10.29 to Owens-Illinois, Inc.’s Form 10-K for the year ended December 31, 2006, File No. 1-9576, and incorporated herein by reference).

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

10.28*	—

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

10.30*	—

Letter agreement between Owens-Illinois, Inc. and Albert P.L. Stroucken (filed as Exhibit 10.2 to Owens-Illinois, Inc.’s Form 8-K dated November 8, 2006, File No. 1-9576, and incorporated herein by reference).

10.31*	—

Employment agreement between Owens-Illinois, Inc. and Albert P.L. Stroucken, dated January 3, 2007 (filed as Exhibit 10.37 to Owens-Illinois, Inc.’s Form 10-K for the year ended December 31, 2006, File No. 1-9576, and incorporated herein by reference).

12	—	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends (filed herewith).
21	—	Subsidiaries of Owens-Illinois, Inc. (filed herewith).
23	—	Consent of Independent Registered Public Accounting Firm (filed herewith).
24	—	Owens-Illinois, Inc. Power of Attorney (filed herewith).

S-K Item 601 No.		Document
31.1	—	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	—	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	—	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350 (filed herewith).
32.2	—	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350 (filed herewith).

*      Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(c).

SEPARATE FINANCIAL STATEMENTS OF AFFILIATES WHOSE SECURITIES ARE PLEDGED AS COLLATERAL.

1)              Financial statements of Owens-Brockway Packaging, Inc. and subsidiaries including consolidated balance sheets as of December 31, 2007 and 2006, and the related statements of operations, net parent investment, and cash flows for the years ended December 31, 2007, 2006 and 2005.

2)              Financial statements of Owens-Brockway Glass Container Inc. and subsidiaries including consolidated balance sheets as of December 31, 2007 and 2006, and the related statements of operations, net parent investment, and cash flows for the years ended December 31, 2007, 2006 and 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Share Owner of

Owens-Brockway Packaging, Inc.

We have audited the accompanying consolidated balance sheets of Owens-Brockway Packaging, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of results of operations, net Parent investment, and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens-Brockway Packaging, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1, 13 & 14 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation, defined benefit pension plans and other postretirement plans, respectively, in 2006.

/s/ Ernst & Young LLP

Toledo, Ohio
February 29, 2008

CONSOLIDATED RESULTS OF OPERATIONS Owens-Brockway Packaging, Inc.

Dollars in millions

Years ended December 31,	2007	2006	2005

Revenues:
Net sales	$7,566.7	$6,692.4	$6,356.4
Other revenue	92.4	86.5	103.8

	7,659.1	6,778.9	6,460.2
Costs and expenses:
Manufacturing, shipping, and delivery	5,968.6	5,529.6	5,169.2
Research, development, and engineering	65.8	49.0	51.4
Selling and administrative	401.5	410.2	361.9
Net intercompany interest	(4.0)	(3.0)	28.7
Other interest expense	360.2	404.6	379.5
Other	142.3	55.0	525.4

	6,934.4	6,445.4	6,516.1

Earnings (loss) before items below	724.7	333.5	(55.9)

Provision for income taxes	139.1	138.8	130.6

Minority share owners’ interests in earnings of subsidiaries	59.5	43.7	35.9

Net earnings (loss)	$526.1	$151.0	$(222.4)

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS Owens-Brockway Packaging, Inc.

Dollars in millions

December 31,	2007	2006

Assets
Current assets:
Cash, including time deposits of $154.4 ($124.5 in 2006)	$401.9	$241.8
Receivables including amount from related parties of $3.8 ($1.7 in 2006), less allowances of $35.1 ($29.1 in 2006) for losses and discounts	1,201.1	1,044.9
Inventories	1,020.3	993.3
Prepaid expenses	35.1	42.9

Total current assets	2,658.4	2,322.9

Other assets:
Equity investments	79.9	95.3
Repair parts inventories	155.8	135.9
Prepaid pension	58.1	31.7
Deposits, receivables, and other assets	418.0	449.4
Goodwill	2,428.1	2,255.2

Total other assets	3,139.9	2,967.5

Property, plant, and equipment:
Land, at cost	261.7	242.9
Buildings and equipment, at cost:
Buildings and building equipment	1,070.7	976.1
Factory machinery and equipment	4,742.1	4,346.5
Transportation, office, and miscellaneous equipment	114.9	100.4
Construction in progress	146.7	120.8
	6,336.1	5,786.7
Less accumulated depreciation	3,431.9	2,945.5

Net property, plant, and equipment	2,904.2	2,841.2

Total assets	$8,702.5	$8,131.6

CONSOLIDATED BALANCE SHEETS Owens-Brockway Packaging, Inc. (continued)

Dollars in millions

December 31,	2007	2006

Liabilities and Net Parent Investment
Current liabilities:
Short-term loans	$435.6	$412.8
Accounts payable including amount to related parties of $9.3 ($23.8 in 2006)	926.5	883.3
Salaries and wages	176.3	139.8
U.S. and foreign income taxes	118.7	138.4
Other accrued liabilities	311.4	224.5
Long-term debt due within one year	15.2	24.4

Total current liabilities	1,983.7	1,823.2

External long-term debt	2,494.1	3,956.6

Deferred taxes	147.2	153.8

Other liabilities	701.0	708.1

Minority share owners’ interests	252.2	207.2

Net Parent investment:
Investment by and advances from Parent	2,769.1	1,287.2
Accumulated other comprehensive loss	355.2	(4.5)

Total net Parent investment	3,124.3	1,282.7

Total liabilities and net Parent investment	$8,702.5	$8,131.6

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED NET PARENT INVESTMENT Owens-Brockway Packaging, Inc.

Dollars in millions

Years ended December 31,	2007	2006	2005

Investment by and advances to Parent
Balance at beginning of year	$1,287.2	$1,313.9	$2,020.6
Net intercompany transactions	955.8	(177.7)	(484.3)
Net earnings	526.1	151.0	(222.4)

Balance at end of year	$2,769.1	$1,287.2	$1,313.9

Accumulated other comprehensive loss
Balance at beginning of year	$(4.5)	$(215.3)	$67.9
Foreign currency translation adjustments	305.3	284.9	(290.5)
Change in minimum pension liability, net of tax		22.6	(7.2)
Employee benefit plans, net of tax	26.2	(47.4)
Change in fair value of certain derivative instruments, net of tax	28.2	(49.3)	14.5

Balance at end of year	$355.2	$(4.5)	$(215.3)

Total net Parent investment	$3,124.3	$1,282.7	$1,098.6

Total comprehensive income (loss)
Net earnings (loss)	$526.1	$151.0	$(222.4)
Foreign currency translation adjustments	305.3	284.9	(290.5)
Change in minimum pension liability, net of tax		22.6	(7.2)
Employee benefit plans, net of tax	26.2
Change in fair value of certain derivative instruments, net of tax	28.2	(49.3)	14.5

Total comprehensive income (loss)	$885.8	$409.2	$(505.6)

See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED CASH FLOWS Owens-Brockway Packaging, Inc.

Dollars in millions

Years ended December 31,	2007	2006	2005
Operating activities:
Net earnings (loss)	$526.1	$151.0	$(222.4)
Non-cash charges (credits):
Depreciation	419.7	426.5	431.3
Amortization of deferred costs	36.1	32.6	35.4
Deferred tax provision (credit)	(5.6)	25.4	(3.1)
Restructuring and asset impairment	100.3	27.5
Reverse non-U.S. deferred tax valuation allowance net of restructuring charges		(5.7)
Goodwill impairment			494.0
Curtailment of postretirement benefits in The Netherlands		(15.9)
Gains on asset sales			(28.1)
Other	(20.7)	20.7	(6.4)
Change in non-current operating assets	6.4	(10.1)	(14.6)
Change in non-current liabilities	(23.8)	(52.1)	(58.7)
Change in components of working capital	26.2	(221.7)	80.9
Cash provided by operating activities	1,064.7	378.2	708.3
Investing activities:
Additions to property, plant, and equipment	(290.4)	(271.5)	(366.2)
Acquisitions, net of cash acquired			(11.6)
Collections on accounts receivable arising from consolidation of receivables securitization program		127.3	50.7
Net cash proceeds from divestitures and other	14.1	13.6	205.7
Cash utilized in investing activities	(276.3)	(130.6)	(121.4)
Financing activities:
Additions to long-term debt	406.4	1,206.5	537.5
Repayments of long-term debt	(2,092.2)	(1,341.7)	(617.1)
Increase (decrease) in short-term loans	(21.5)	158.9	11.5
Net change in intercompany debt	1,032.8	(266.9)	(414.2)
Net receipts (payments) for hedging activity	0.7	(6.8)	(98.0)
Payment of finance fees	(6.3)	(12.3)	(1.0)
Cash provided by (utilized in) financing activities	(680.1)	(262.3)	(581.3)
Effect of exchange rate fluctuations on cash	51.8	12.6	(13.3)
Increase (decrease) in cash	160.1	(2.1)	(7.7)
Cash at beginning of year	241.8	243.9	251.6
Cash at end of year	$401.9	$241.8	$243.9

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

The Company uses the equity method of accounting for investments in which it has a significant ownership interest, generally 20% to 50%.  Other investments are accounted for at cost. The Company monitors investments for other than temporary declines in fair value and records reductions in carrying values when appropriate.

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

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Property, Plant, and Equipment   Property, plant, and equipment (“PP&E”) is carried at cost and includes expenditures for new facilities and equipment and those costs which substantially increase the useful lives or capacity of existing PP&E.  In general, depreciation is computed using the straight-line method and recorded over the estimated useful life of the asset.  Factory machinery and equipment is depreciated over periods ranging from 5 to 25 years with the majority of such assets (principally glass-melting furnaces and forming machines) depreciated over 7-15 years.  Buildings and building equipment are depreciated over periods ranging from 10 to 50 years.  Maintenance and repairs are expensed as incurred.  Costs assigned to PP&E of acquired businesses are based on estimated fair values at the date of acquisition.

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

Foreign Currency Translation   The assets and liabilities of substantially all subsidiaries and associates are translated at current exchange rates and any related translation adjustments are recorded directly in net Parent investment.

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

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Standards   In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“FAS No. 157”).  FAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  FAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements.  The statement does not require any new fair value measurements.  The statement is effective for fiscal years beginning after November 15, 2007.   Adoption of FAS No. 157 is not presently expected to have a material impact on the Company’s results of operations or financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“FAS No. 159”).  FAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The statement is effective for fiscal years beginning after November 15, 2007.   Adoption of FAS No. 159 is not presently expected to have a material impact on the Company’s results of operations or financial position.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“FAS No. 141R”).  FAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.  FAS No. 141R also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Accordingly, FAS No. 141R will be applied by the Company to business combinations occurring on or after January 1, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“FAS No. 160”).  FAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and the deconsolidation of a subsidiary.  FAS No. 160 is effective for years beginning on or after December 15, 2008.  Adoption of FAS No. 160 is not presently expected to have a material impact on the Company’s results of operations, financial position or cash flows.

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

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2.  Changes in Components of Working Capital Related to Operations Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

	2007	2006	2005

Decrease (increase) in current assets:
Receivables	$(30.1)	$(173.9)	$(68.9)
Inventories	70.5	(36.8)	58.1
Prepaid expenses	6.8	2.4	(4.7)
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	(13.5)	(28.1)	32.4
Salaries and wages	24.9	(13.8)	(2.8)
U.S. and foreign income taxes	(32.4)	28.5	66.8

	$26.2	$(221.7)	$80.9

3.  Inventories   Major classes of inventory are as follows:

	2007	2006

Finished goods	$861.1	$825.0
Work in process	1.4	7.7
Raw materials	90.5	93.8
Operating supplies	67.3	66.8

	$1,020.3	$993.3

If the inventories which are valued on the LIFO method had been valued at standard costs, which approximate current costs, consolidated inventories would be higher than reported by $29.1 million and $20.8 million, at December 31, 2007 and 2006, respectively.

Inventories which are valued at the lower of standard costs (which approximate average costs), or market at December 31, 2007 and 2006 were approximately $872.8 million and $859.3 million, respectively.

4.  Equity Investments  Summarized information pertaining to the Company’s equity associates follows:

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2007	2006

At end of year:
Equity in undistributed earnings:
Foreign	$22.4	$20.3
Domestic	18.7	15.9
Total	$41.1	$36.2

	2007	2006	2005

For the year:
Equity in earnings:
Foreign	$5.3	$2.0	$6.9
Domestic	28.8	21.4	13.6

Total	$34.1	$23.4	$20.5
Dividends received	$21.7	$43.5	$11.0

Summarized combined financial information for equity associates is as follows:

	2007 (a)	2006

At end of year:
Current assets	$191.3	$190.3
Non-current assets	302.4	340.6
Total assets	493.7	530.9

Current liabilities	117.0	157.6
Other liabilities and deferred items	265.5	276.4
Total liabilities and deferred items	382.5	434.0

Net assets	$111.2	$96.9

	2007 (a)	2006	2005

For the year:
Net sales	$535.9	$564.0	$482.5

Gross profit	$176.5	$132.2	$90.9

Net earnings	$112.4	$69.4	$51.4

(a) Amounts for 2007 exclude the Company’s Caribbean investment due to the impairment recorded during 2007.

The Company’s significant equity method investments include:  (1) 43.5% of the common shares of Vetri Speciali SpA, a specialty glass manufacturer; (2) a 25% partnership interest in General Chemical Soda Ash (Partners), a soda ash supplier; and (3) a 50% partnership interest in Rocky Mountain Bottle Company, a glass container manufacturer.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  External Debt   The following table summarizes the external long-term debt of the Company at December 31, 2007 and 2006:

	2007	2006

Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$45.2
Term Loans:
Term Loan A (225.0 million AUD at Dec. 31, 2007)	198.1	231.5
Term Loan B	191.5	195.5
Term Loan C (110.8 million CAD at Dec. 31, 2007)	113.2	115.9
Term Loan D (€191.5 million at Dec. 31, 2007)	281.8	257.4
Senior Secured Notes:
8.875%, due 2009		850.0
7.75%, due 2011		450.0
8.75%, due 2012		625.0
Senior Notes:
8.25%, due 2013	450.3	440.8
6.75%, due 2014	400.0	400.0
6.75%, due 2014 (€225 million)	331.1	296.2
6.875%, due 2017 (€300 million)	441.5
Other	101.8	73.5

	2,509.3	3,981.0
Less amounts due within one year	15.2	24.4

External long-term debt	$2,494.1	$3,956.6

On June 14, 2006, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  At December 31, 2007, the Agreement included a $900.0 million revolving credit facility, a 225.0 million Australian dollar term loan, and a 110.8 million Canadian dollar term loan, each of which has a final maturity date of June 15, 2012. It also included a $191.5 million term loan and a €191.5 million term loan, each of which has a final maturity date of June 14, 2013.

At December 31, 2007 the Company’s subsidiary borrowers had unused credit of $820.9 million available under the Agreement.

The interest rate on borrowings under the Revolving Credit Facility is, at the Company’s option, the Base Rate or the Adjusted Eurodollar rate.  The interest rate on borrowings under the Revolving Credit Facility also includes a margin linked to the Company’s Consolidated Leverage Ratio, as defined in the Agreement.  The margin is limited to ranges of 1.125% to 2.0% for Eurodollar loans and 0.125% to 1.0% for Base Rate loans.  The weighted average interest rate on borrowings outstanding under the Agreement at December 31, 2007 was 6.67%. While no compensating balances are required by the Agreement, the Borrowers must pay a facility fee on the Revolving Credit Facility commitments ranging from 0.20% to 0.50%.

Borrowings under the Agreement are secured by substantially all of the assets of the Company’s domestic subsidiaries and certain foreign subsidiaries, which have a book value of approximately $2.3 billion.  Borrowings are also secured by a pledge of intercompany debt and equity in most of the Company’s domestic subsidiaries and stock of certain foreign subsidiaries.  All borrowings under the agreement are guaranteed by substantially all domestic subsidiaries of the Company for the term of the Agreement.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Agreement contains covenants and provisions that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into contingent obligations, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted, engage in certain transactions with affiliates and otherwise restrict certain corporate activities. In addition, the Agreement contains financial covenants that require the Company to maintain specified financial ratios and meet specified tests based upon financial statements of the Company and its subsidiaries on a consolidated basis, maximum leverage ratios and specified capital expenditure tests.

During March 2007, a subsidiary of the Company issued Senior Notes totaling €300.0 million. The notes bear interest at 6.875% and are due March 31, 2017. The notes are guaranteed by substantially all of the Company’s domestic subsidiaries. The proceeds were used to retire the $300 million principal amount of OI Inc.’s 8.10% Senior Notes which matured in May 2007, and to reduce borrowings under the revolving credit facility.

On July 31, 2007, the OI Inc. completed the sale of its plastics packaging business to Rexam PLC for approximately $1.825 billion in cash. In accordance with an amendment of the Agreement that became effective upon completion of the sale of the plastics business, the Company was required to use the net proceeds (as defined in the Agreement) to repay senior secured debt. In addition, the amendment provides for modification of certain covenants, including the elimination of the financial covenant requiring the Company to maintain a specified interest coverage ratio. OI Inc. used a portion of the net proceeds in the third quarter of 2007 to redeem all $450.0 million of the 7.75% Senior Secured Notes and repurchase $283.1 million of the 8.875% Senior Secured Notes. The remaining $566.9 million of the 8.875% Senior Secured Notes were repurchased or discharged in accordance with the indenture in October 2007. The remaining net proceeds, along with funds from operations and/or additional borrowings under the revolving credit facility, were used to redeem all $625.0 million of the 8.75% Senior Secured Notes on November 15, 2007. The Company recorded $9.5 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees.

During July of 2006, a subsidiary of the Company used borrowings under the Agreement to repurchase $150.0 million principal amount of the 8.875% Senior Secured Notes due 2009. During the third quarter of 2006, the Company recorded $7.3 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees.

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

During October of 2006, the Company entered into a new €300 million European accounts receivable securitization program. The new program replaced the previous European program, described in the preceding paragraph, which was set to terminate in October 2006.

Information related to the Company’s accounts receivable securitization program is as follows:

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Dec. 31,	Dec. 31,
	2007	2006
Balance (included in short-term loans)	$361.8	$279.4

Weighted average interest rate	5.48%	5.60%

The Company capitalized $27.0 million and $13.2 million in 2007 and 2006, respectively, under capital lease obligations with the related financing recorded as long term debt. These amounts are included in other in the long-term debt table above.

Annual maturities for all of the Company’s long-term debt through 2012 are as follows: 2008, $15.2 million; 2009, $16.6 million; 2010, $15.2 million; 2011, $190.2 million; and 2012, $157.6 million.

Interest paid in cash, including note repurchase premiums in 2007 and 2006, aggregated $390.3 million for 2007, $380.0 million for 2006, and $365.2 million for 2005.

Fair values at December 31, 2007, of the Company’s significant fixed rate debt obligations were as follows:

	Principal Amount	Indicated	Fair Value	Hedge Value
	(millions of	Market	(millions of	(millions of
	dollars)	Price	dollars)	dollars)
Senior Notes:
8.25%, due 2013	$450.0	103.38	$465.2	$450.6
6.75%, due 2014	400.0	99.13	396.5
6.75%, due 2014 (€225 million)	331.1	95.00	314.5
6.875%, due 2017 (€300 million)	441.5	94.00	415.0

6. Guarantees of Debt OI Group and the Company guarantee OI Inc.’s senior notes and debentures on a subordinated basis. The fair value of the OI Inc. debt being guaranteed was $755.0 at December 31, 2007.

7. Operating Leases                                                                                 Rent expense attributable to all warehouse, office buildings, and equipment operating leases was $87.4 million in 2007, $75.7 million in 2006, and $66.5 million in 2005. Minimum future rentals under operating leases are as follows: 2008, $47.3 million; 2009, $36.3 million; 2010, $28.4 million; 2011, $17.4 million; and 2012, $14.3 million; and 2013 and thereafter, $10.0 million.

8. Foreign Currency Transactions  Aggregate foreign currency exchange gains (losses) included in other costs and expenses were $(8.1) million in 2007, $(1.0) million in 2006, and $2.8 million in 2005.

9. Derivative Instruments At December 31, 2007, the Company had the following derivative instruments related to its various hedging programs:

Interest Rate Swaps Designated as Fair Value Hedges

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the fourth quarter of 2003 and the first quarter of 2004, the Company entered into a series of interest rate swap agreements with a current total notional amount of $750 million that mature from 2008 through 2013. The swaps were executed in order to: (i) convert a portion of the senior notes and senior debentures fixed-rate debt into floating-rate debt; (ii) maintain a capital structure containing appropriate amounts of fixed and floating-rate debt; and (iii) reduce net interest payments and expense in the near-term.

The Company’s fixed-to-variable interest rate swaps are accounted for as fair value hedges. Because the relevant terms of the swap agreements match the corresponding terms of the notes, there is no hedge ineffectiveness. Accordingly, the Company recorded the net of the fair market values of the swaps as a long-term asset (liability) along with a corresponding net increase (decrease) in the carrying value of the hedged debt.

Under the swaps, the Company receives fixed rate interest amounts (equal to interest on the corresponding hedged note) and pays interest at a six-month U.S. LIBOR rate (set in arrears) plus a margin spread (see table below). The interest rate differential on each swap is recognized as an adjustment of interest expense during each six-month period over the term of the agreement.

The following selected information relates to fair value swaps at December 31, 2007:

		Average		Asset
	Amount	Receive	Average	(Liability)
	Hedged	Rate	Spread	Recorded
OI Inc. public notes swapped by the company through intercompany loans:
Senior Notes due 2008	$250.0	7.35%	3.5%	$(0.2)
Senior Debentures due 2010	250.0	7.50%	3.2%	3.0
Notes issued by OBGC:
Senior Notes due 2013	250.0	8.25%	3.7%	0.3
Total	$750.0			$3.1

Commodity Hedges

The Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows. The Company continually evaluates the natural gas market with respect to its forecasted usage requirements over the next twelve to eighteen months and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements over that period. At December 31, 2007, the Company had entered into commodity futures contracts for approximately 50% (approximately 11,680,000 MM BTUs) of its estimated North American usage requirements for the full year of 2008.

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

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The above futures contracts are accounted for as cash flow hedges at December 31, 2007.

At December 31, 2007, an unrecognized loss of $4.5 million (pretax and after tax), related to the domestic commodity futures contracts, was included in OCI, which will be reclassified into earnings over the next twelve months. The ineffectiveness related to these natural gas hedges for the year ended December 31, 2007 was not material.

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

10. Accumulated Other Comprehensive Income (Loss)              The components of comprehensive income are: (a) net earnings; (b) change in fair value of certain derivative instruments; (c) pension and other postretirement benefit adjustments; and (d) foreign currency translation adjustments. The net effect of exchange rate fluctuations generally reflects changes in the relative strength of the U.S. dollar against major foreign currencies between the beginning and end of the year.

The following table lists the beginning balance, yearly activity and ending balance of each component of accumulated other comprehensive income (loss):

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Net Effect of Exchange Rate Fluctuations	Deferred Tax Effect for Translation	Change in Minimum Pension Liability	Change in Certain Derivative Instruments	Employee Benefit Plans	Total Accumulated Comprehensive Income (Loss)
Balance on Jan. 1, 2005	$193.5	$12.8	$(138.3)	$(0.1)	$—	$67.9
2005 Change	(290.5)		7.5	5.3		(277.7)
Translation effect			(14.8)			(14.8)
Tax effect			0.1	9.2		9.3
Balance on Dec. 31, 2005	(97.0)	12.8	(145.5)	14.4	—	(215.3)
2006 Change	284.9		55.0	(49.3)	(71.0)	219.6
Translation effect			(17.6)			(17.6)
Tax effect			(14.8)		23.6	8.8
Balance on Dec. 31, 2006	187.9	12.8	(122.9)	(34.9)	(47.4)	(4.5)
2007 Change	305.3			28.2	41.5	375.0
Translation effect					(6.7)	(6.7)
Reclass			122.9	2.2	(125.1)
Tax effect					(8.6)	(8.6)
Balance on Dec. 31, 2007	$493.2	$12.8	$—	$(4.5)	$(146.3)	$355.2

For 2007, foreign currency translation adjustments include a loss of approximately $35.1 million related to a hedge of the Company’s net investment in a non-U.S. subsidiary.

11. Income Taxes Deferred income taxes reflect: (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (2) carryovers and credits for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Tax loss carryovers	$268.1	$289.5
Capital loss carryovers	32.7	34.4
Accrued postretirement benefits	24.4	23.4
Other, principally accrued liabilities	195.5	239.0
Total deferred tax assets	520.7	586.3
Deferred tax liabilities:
Property, plant and equipment	221.8	242.9
Inventory	20.0	21.8
Other	49.7	64.7
Total deferred tax liabilities	291.5	329.4
Valuation allowance	(239.9)	(264.9)
Net deferred tax liabilities	$(10.7)	$(8.0)

Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2007 and 2006 as follows:

	2007	2006
Prepaid expenses	$11.8	$15.7
Deposits, receivables, and other assets	124.7	130.1
Deferred taxes	(147.2)	(153.8)
Net deferred tax liabilities	$(10.7)	$(8.0)

The provision for income taxes consists of the following:

	2007	2006	2005
Current:
U.S. Federal	$—	$—	$—
State	0.4	0.3	0.3
Foreign	144.3	113.1	133.4
	144.7	113.4	133.7
Deferred:
U.S. Federal	0.3	12.9	1.7
State	(4.0)	(3.6)	8.0
Foreign	(1.9)	16.1	(12.8)
	(5.6)	25.4	(3.1)
Total:
U.S. Federal	0.3	12.9	1.7
State	(3.6)	(3.3)	8.3
Foreign	142.4	129.2	120.6
	$139.1	$138.8	$130.6

The provision for income taxes was calculated based on the following components of earnings (loss) before income taxes:

	2007	2006	2005
Domestic	$37.4	$(119.1)	$(20.7)
Foreign	687.3	452.6	(35.2)
	$724.7	$333.5	$(55.9)

Income taxes paid (received) in cash were as follows:

	2007	2006	2005
Domestic	$0.2	$(0.4)	$—
Foreign	149.2	126.8	112.9
	$149.4	$126.4	$112.9

A reconciliation of the provision for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows:

	2007	2006	2005
Tax provision (benefit) on pretax earnings (loss) at statutory
U.S. Federal tax rate	$253.7	$116.7	$(19.6)
Increase (decrease) in provision for income taxes due to:
Valuation allowance - U.S.	(538.3)	46.5	7.0
Foreign subsidiary ownership restructuring	545.0	21.2
Foreign source income taxable in the U.S.	29.3	1.8	1.8
Reversal of non-U.S. tax valuation allowance	(13.4)	(34.7)
Foreign tax credit utilization	(47.9)
Goodwill impairment			172.9
State taxes, net of federal benefit	(4.8)	(0.3)	2.5
Rate differences on non-U.S. earnings	(74.9)	(12.5)	(24.3)
Adjustment for non-U.S. tax law changes	(9.9)	(1.6)	(7.1)
Other items	0.3	1.7	(2.6)
Provision for income taxes	$139.1	$138.8	$130.6

In 2007 the Company implemented a plan to restructure the ownership and intercompany obligations of certain foreign subsidiaries. These actions resulted in taxation of a significant portion of previously unremitted foreign earnings and will transfer a portion of the Company’s debt service obligations to operations outside the U.S. in order to better balance operating cash flows with financing costs on a global basis. The foreign earnings reported as taxable in the U.S. were offset by net operating loss carryforwards and foreign tax credits. Foreign tax credit carryforwards arising from the restructuring were fully offset by an increase in the valuation allowance.

The Company has tax holidays in certain non-U.S. jurisdictions which expire between 2012 and 2015.

The Company is included in OI Inc.’s consolidated tax returns. OI Inc. has net operating losses, capital losses, alternative minimum tax credits, and research and development credits available to offset future U.S. Federal income tax.

At December 31, 2007, the Company’s equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $1,399.2 million. The Company intends to reinvest these earnings indefinitely in the non-U.S. operations. It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed.

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

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management believes that such transactions are on terms no less favorable to the Company than those that could be obtained from unaffiliated third parties.

The following information summarizes the Company’s significant related party transactions:

	Years ended December 31,
	2007	2006	2005
Revenues:
Sales to affiliated companies	$0.3	$0.5	$0.7
Expenses:
Administrative services	19.5	25.5	19.9
Corporate management fee	29.1	27.1	23.4
Total expenses	$48.6	$52.6	$43.3

The above expenses are recorded in the statement of operations as follows:

	Years ended December 31,
	2007	2006	2005
Cost of sales	$16.9	$22.6	$17.7
Selling, general, and adminstrative expenses	31.7	30.0	25.6
Total expenses	$48.6	$52.6	$43.3

Intercompany interest is charged to the Company from OI Inc. based on intercompany debt balances. An interest rate is calculated monthly based on OI Inc.’s total consolidated monthly external debt balance and the related interest expense, including finance fee amortization and commitment fees. The calculated rate (7.6% at December 31, 2007) is applied monthly to the intercompany debt balance to determine intercompany interest expense.

13. Pension Benefit Plans The Company participates in OI Inc.’s defined benefit pension plans for substantially all employees located in the United States. Benefits generally are based on compensation for salaried employees and on length of service for hourly employees. OI Inc.’s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements. Independent actuaries determine pension costs for each subsidiary of OI Inc. included in the plans; however, accumulated benefit obligation information and plan assets pertaining to each subsidiary have not been separately determined. As such, the accumulated benefit obligation and the plan assets related to the pension plans for domestic employees have been retained by another subsidiary of OI Inc. Net credits to results of operations for the Company’s allocated portion of the domestic pension costs amounted to $23.0 million in 2007, $7.7 million in 2006, and $21.5 million in 2005.

OI Inc. also sponsors several defined contribution plans for all salaried and hourly U.S. employees of the Company.    Participation is voluntary and participants’ contributions are based on their compensation. OI Inc. matches contributions of participants, up to various limits, in substantially all plans. OI Inc. charges the Company for its share of the match. The Company’s share of the contributions to these plans amounted to $5.7 million in 2007, $5.5 million in 2006, and $5.2 million in 2005.

The Company’s subsidiaries in the United Kingdom, the Netherlands, Canada, Australia, Germany and France also have pension plans covering substantially all employees. The following tables relate to the

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company’s principal defined benefit pension plans in the United Kingdom, the Netherlands, Canada, Australia, Germany and France (the International Pension Plans).

The International Pension Plans use a December 31 measurement date.

The changes in the International Pension Plans benefit obligations for the year were as follows:

	2007	2006
Obligations at beginning of year	$1,544.4	$1,447.7
Change in benefit obligations:
Service cost	25.0	28.1
Interest cost	78.8	69.1
Actuarial gain, including the effect of change in discount rates	(92.1)	(73.8)
Participant contributions	10.0	10.0
Benefit payments	(85.5)	(70.7)
Plan amendments	(3.5)	(7.2)
Curtailments	(2.6)
Foreign currency translation	136.4	137.2
Other	6.2	4.0
Net change in benefit obligations	72.7	96.7
Obligations at end of year	$1,617.1	$1,544.4

The changes in the fair value of the International Pension Plans’ assets for the year were as follows:

	2007	2006
Fair value at beginning of year	$1,253.3	$1,068.6

Change in fair value:
Actual gain on plan assets	24.4	77.0
Benefit payments	(85.5)	(70.7)
Employer contributions	59.6	65.8
Participant contributions	10.0	10.0
Foreign currency translation	115.0	102.6
Net increase in fair value of assets	123.5	184.7
Fair value at end of year	$1,376.8	$1,253.3

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The funded status of the International Pension Plans at year end was as follows:

	2007	2006
Plan assets at fair value	$1,376.8	$1,253.3
Projected benefit obligations	1,617.1	1,544.4
Plan assets less than projected benefit obligations	(240.3)	(291.1)
Items not yet recognized in pension expense:
Actuarial loss	212.0	244.2
Prior service cost	(14.7)	(9.2)
	197.3	235.0
Net amount recognized	$(43.0)	$(56.1)

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2007 and 2006 as follows:

	2007	2006
Prepaid pension	$58.1	$31.7
Current pension liability, included with Other accrued liabilities	(8.5)	(7.7)
Noncurrent pension liability, included with Pension benefits	(289.9)	(315.1)
Accumulated other comprehensive income	197.3	235.0
Net amount recognized	$(43.0)	$(56.1)

The following changes in plan assets and benefit obligations were recognized in accumulated other comprehensive income at December 31, 2007 as follows:

		Tax
	Pretax	Effect	After-tax
Current year actuarial gain	$(25.6)	$(4.0)	$(21.6)
Amortization of actuarial loss	(11.4)	(2.9)	(8.5)
Current year prior service credit	(3.7)	(1.3)	(2.4)
Amortization of prior service credit	0.1	—	0.1
Curtailment	(2.9)	(0.9)	(2.0)
	(43.5)	(9.1)	(34.4)
Translation			5.8
	$(43.5)	$(9.1)	$(28.6)

The accumulated benefit obligation for all defined benefit pension plans was $1,288.3 million and $1,463.8 million at December 31, 2006 and 2007, respectively.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the International Pension Plans’ net pension expense were as follows:

	2007	2006	2005
Service cost	$25.0	$28.1	$23.0
Interest cost	78.8	69.1	68.4
Expected asset return	(94.5)	(81.5)	(75.0)
Curtailment loss	0.1
Other	5.2

Amortization:
Prior service cost	(0.1)	0.2	0.7
Loss	11.4	15.8	9.7
Net amortization	11.3	16.0	10.4
Net expense	$25.9	$31.7	$26.8

Amounts that will be amortized from accumulated other comprehensive income into net pension expense during 2008:

Amortization:
Loss	$6.1
Prior service credit	(0.5)
Net amortization	$5.6

The following information is for plans with projected benefit obligations in excess of the fair value of plan assets at year end:

	2007	2006
Projected benefit obligations	$1,114.6	$1,065.4
Fair value of plan assets	816.1	742.6

The following information is for plans with accumulated benefit obligations in excess of the fair value of plan assets at year end:

	2007	2006
Accumulated benefit obligations	$1,008.3	$1,065.4
Fair value of plan assets	816.1	962.7

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average assumptions used to determine benefit obligations were as follows:

	2007	2006
Discount rate	5.46%	4.92%
Rate of compensation increase	3.39%	3.34%

The weighted average assumptions used to determine net periodic pension costs were as follows:

	2007	2006	2005
Discount rate	4.92%	4.57%	5.15%
Rate of compensation increase	3.34%	3.78%	3.41%
Expected long-term rate of return on assets	7.16%	7.15%	7.15%

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

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For 2007, the Company’s weighted average expected long-term rate of return on assets was 7.16%.  In developing this assumption, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions. The Company also considered its historical 10-year average return (through December 31, 2006), which was in line with the expected long-term rate of return assumption for 2007.

The weighted average actual asset allocations and weighted average target allocation ranges by asset category for the Company’s pension plan assets were as follows:

			Target
	Actual Allocation		Allocation
Asset Category	2007	2006	Ranges
Equity securites	63%	64%	58-68%
Debt securities	28%	29%	21-31%
Real estate	5%	6%	2-12%
Other	4%	1%	0-9%
Total	100%	100%

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

The Company expects to contribute $62.0 million to its defined benefit pension plans in 2008.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	Amount
2008	$82.7
2009	84.3
2010	86.6
2011	88.2
2012	93.1
2013 - 2017	497.6

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

The Company’s net periodic postretirement benefit cost, as allocated by OI Inc., for domestic employees was $8.1 million, $14.7 million, and $14.5 million at December 31, 2007, 2006, and 2005, respectively.

The Company’s subsidiaries in Canada and the Netherlands also have postretirement benefit plans covering substantially all employees. The following tables relate to the Company’s postretirement benefit plan in Canada and the Netherlands (the International Postretirement Benefit Plans).

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the International Postretirement Benefit Plans obligations were as follows:

	2007	2006
Obligations at beginning of year	$76.9	$100.0

Change in benefit obligations:
Service cost	1.3	1.9
Interest cost	4.0	4.2
Actuarial (gain) loss, including the effect of changing discount rates	2.5	(9.5)
Curtailments	(0.8)	(18.8)
Benefit payments	(3.3)	(3.0)
Foreign currency translation	14.4	2.1
Net change in benefit obligations	18.1	(23.1)
Obligations at end of year	$95.0	$76.9

The funded status of the International Postretirement Benefit Plans at year end was as follows:

	2007	2006
Postretirement benefit obligations	$95.0	$76.9

Items not yet recognized in net postretirement benefit cost:
Actuarial loss	(7.3)	(4.4)
Net amount recognized	$87.7	$72.5

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2007 and 2006 as follows:

	2007	2006
Current nonpension postretirement benefit, included with Other accrued liabilities	$(3.7)	$(3.2)
Nonpension postretirement benefits	(91.3)	(73.7)
Accumulated other comprehensive income	7.3	4.4
Net (liability) amount recognized	$(87.7)	$(72.5)

The following changes in benefit obligations were recognized in accumulated other comprehensive income at December 31, 2007 as follows:

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Tax
	Pretax	Effect	After-tax
Current year actuarial loss	$2.5	$0.8	$1.7
Amortization of actuarial loss	0.3	—	0.3
Curtailment	(0.8)	(0.3)	(0.5)
	2.0	0.5	1.5
Translation			0.9
	$2.0	$0.5	$2.4

The Company’s nonpension postretirement benefit obligations are included with other long term liabilities on the balance sheet.

The components of International Postretirement Benefit Plans net postretirement benefit cost were as follows:

	2007	2006	2005
Service cost	$1.3	$1.9	$1.9
Interest cost	4.0	4.2	4.6
Curtailment		(15.9)
Other		0.6

Amortization:
Loss	(0.3)	(1.0)	(0.2)
Net postretirement benefit cost	$5.0	$(10.2)	$6.3

The weighted average discount rate used to determine the accumulated postretirement benefit obligation was 4.8% and 5.4% at December 31, 2007 and 2006, respectively.

The weighted average discount rate used to determine net postretirement benefit cost was 5.2% at December 31, 2007, 4.8% at December 31, 2006, and 5.4% at December 31, 2005.

The weighted average assumed health care cost trend rates at December 31 were as follows:

	2007	2006
Health care cost trend rate assumed for next year	9.65%	8.68%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.82%	4.88%
Year that the rate reaches the ultimate trend rate	2009	2009

Assumed health care cost trend rates affect the amounts reported for the postretirement benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease
Effect on total of service and interest cost	$5.9	$(4.4)
Effect on accumulated postretirement benefit obligations	12.7	(11.0)

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	Amount
2008	$3.7
2009	3.8
2010	4.2
2011	4.5
2012	5.3
2013 - 2017	27.2

Benefits provided by OI Inc. for certain hourly retirees of the Company are determined by collective bargaining. Most other domestic hourly retirees receive health and life insurance benefits from a multi-employer trust established by collective bargaining. Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $7.4 million in 2007, $6.6 million in 2006, and $5.7 million in 2005. Postretirement health and life benefits for retirees of foreign subsidiaries are generally provided through the national health care programs of the countries in which the subsidiaries are located.

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

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

16. Other Costs and Expenses   Other costs and expenses for the year ended December 31, 2007 included the following:

•                  During the third and fourth quarters of 2007, the Company recorded charges totaling $100.3 million ($84.1 million after tax), for restructuring and asset impairment in the Caribbean, Europe, and North America. The charges reflect the initial conclusions of the Company’s global profitability review.

In the Company’s 50%-owned affiliate in the Caribbean, declining productivity and cash flows resulted in impairment of the Company’s equity investment, establishment of valuation allowances against advances to the affiliate, and accrual of certain contingent obligations for total charges of $45.0 million.

In Europe and North America, the Company decided to curtail selected production capacity. Because the future undiscounted cash flows of the related asset groups were not sufficient to recover their carrying amounts, the assets were considered impaired. As a result the assets were written down to the extent their carrying amounts exceeded fair value. The curtailment of plant capacity resulted in elimination of approximately 558 jobs and a corresponding reduction in the Company’s workforce. The Company accrued certain employee separation costs, plant clean up, and other exit costs. In total, impairments, accrued costs, and other valuation adjustments amounted to $55.3 million with probable future cash expenditures amounting to $30.6 million. The Company expects that the majority of these costs will be paid out by the end of 2008.

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

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

17. Restructuring Accruals   In September 2006, the Company announced the permanent closing of its Godfrey, Illinois machine parts manufacturing and assembly operation. The facility was closed by the end of 2006. This closing is part of a broad initiative to reduce working capital and improve system costs. As a result of these actions, the Company recorded a charge of $27.5 million ($25.6 million after tax) in other costs and expenses in the third quarter of 2006.

The closing of this facility resulted in the elimination of approximately 260 jobs and a corresponding reduction in the Company’s workforce. The Company anticipates that it will pay out approximately $12.0 million in cash related to insurance, benefits, plant clean up, and other plant closing costs. The Company expects that the majority of these costs will be paid out by the end of 2008.

Selected information related to the plant closing accrual is as follows:

Plant closing charges	$27.5
Write-down of assets to net realizable value	(11.7)
Recognition of employee separation benefits	(7.1)
Net cash paid	(1.8)
Other	1.3

Remaining plant closing accrual as of December 31, 2006	8.2

Net cash paid	(2.2)
Other	(0.2)

Remaining plant closing accrual as of December 31, 2007	$5.8

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

The European restructuring accrual recorded in the second quarter of 2005 was in addition to the initial estimated accrual of €63.8 million recorded in 2004. Selected information related to the restructuring accrual is as follows, with 2007 activity translated from Euros into dollars at the December 31, 2007 exchange rate:

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total European restructuring accrual (€110.9 million)	$134.1
Net cash paid, principally severance and related benefits	(41.0)
Other, principally foreign exchange translation	(12.2)
Remaining European restructuring accrual as of December 31, 2005	80.9
Net cash paid, principally severance and related benefits	(33.7)
Partial reversal of accrual (goodwill adjustment)	(7.6)
Other, principally foreign exchange translation	(1.5)
Remaining European restructuring accrual as of December 31, 2006	38.1
Net cash paid, principally severance and related benefits	(17.8)
Other, principally foreign exchange translation	7.4
Remaining European restructuring accrual as of December 31, 2007	$27.7

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

19. Segment Information   During 2007, the Company redefined its reportable segments and divided the former Glass Containers segment into four geographic segments: (1) North America; (2) Europe; (3) Asia Pacific; (4) South America. These four segments are aligned with the Company’s internal approach to managing, reporting, and evaluating performance of its global glass operations. In connection with this change, certain assets and activities not directly related to one of the regions or to glass manufacturing are reported with Other. These include licensing, equipment manufacturing, global engineering, and non-glass equity investments. Amounts for 2006 and 2005 in the following tables are presented on the redefined basis.

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

Segment Operating Profit for reportable segments includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided.

Financial information regarding the Company’s reportable segments is as follows:

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Sales:	2007	2006	2005
North America	$2,271.3	$2,110.4	$1,933.1
Europe	3,298.7	2,846.6	2,796.3
Asia Pacific	934.3	804.9	782.4
South America	970.7	796.5	685.1

Reportable segment totals	7,475.0	6,558.4	6,196.9
Other	91.7	134.0	159.5
Consolidated totals	7,566.7	6,692.4	6,356.4

Reconciliation to total revenues:
Other revenue	92.4	86.5	103.8
Total	$7,659.1	$6,778.9	$6,460.2

Segment Operating Profit:	2007	2006	2005
North America	$265.1	$187.3	$204.1
Europe	433.0	249.6	290.1
Asia Pacific	154.0	102.9	125.8
South America	254.9	195.0	156.4
Reportable segment totals	1,107.0	734.8	776.4
Other	47.3	10.0	24.2
Consolidated totals	1,154.3	744.8	800.6

Reconciliation to earnings (loss) before income taxes and minority share owners’ interest in earnings of subsidiaries:

Items excluded from Segment Operating Profit:
Restructuring and asset impairments	(100.3)	(27.5)
CEO and other transition charges		(6.0)
Curtailment of postretirement benefits in The Netherlands		15.9
Mark to market effect of natural gas hedge contracts		(8.7)	3.8
Goodwill impairment			(494.0)
Gain on sale of Corsico, Italy glass container facility			28.1

Interest income	26.9	16.6	13.8
Interest expense	(356.2)	(401.6)	(408.2)
Total	$724.7	$333.5	$(55.9)

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	North		Asia	South	Total Reportable		Consoli dated
	America	Europe	Pacific	America	Segments	Other	Totals
Total assets:
2007	$1,936.0	$4,124.1	$1,558.1	$965.7	$8,583.9	$94.6	$8,678.5
2006	1,765.7	3,838.0	1,454.4	765.7	7,823.8	307.8	8,131.6
2005	1,830.7	3,458.4	1,412.2	679.0	7,380.3	379.2	7,759.5

Equity earnings:
2007	$10.4	$8.0	$—	$(2.7)	$15.7	$18.4	$34.1
2006	10.5	6.9		(4.8)	12.6	10.8	23.4
2005	8.9	7.5		(0.7)	15.7	4.8	20.5

Capital expenditures (1):
2007	$65.9	$129.2	$42.0	$51.1	$288.2	2.2	$290.4
2006	57.8	105.4	47.8	59.2	270.2	1.3	271.5
2005	154.6	115.3	54.0	41.3	365.2	1.0	366.2

Depreciation and amortization expense:
2007	$107.3	$210.3	$81.7	$54.3	$453.6	$2.2	$455.8
2006	110.2	203.3	81.4	56.3	451.2	7.9	459.1
2005	97.5	216.5	88.2	58.1	460.3	6.4	466.7

 (1)  Excludes property, plant and equipment acquired through acquisitions.

The Company’s net property, plant, and equipment by geographic segment are as follows:

	United
	States	Foreign	Total
2007	$633.1	$2,271.1	$2,904.2
2006	668.4	2,172.8	2,841.2
2005	694.7	2,121.6	2,816.3

The Company’s net sales by geographic segment are as follows:
	United
	States	Foreign	Total

2007	$1,920.6	$5,646.1	$7,566.7
2006	1,787.6	4,904.8	6,692.4
2005	1,621.1	4,735.3	6,356.4

Operations in individual countries outside the United States that accounted for more than 10% of consolidated net sales were in Italy (2007 - 10.1%, 2005 — 10.3%) and France (2007 - 19.3%, 2006 - 19.3%, 2005 — 23.6%).

20. Additional Interest Charges from Early Extinguishment of Debt    2007, the Company recorded additional interest charges of $9.5 million ($8.8 million after tax) for note repurchase premiums and the write-off of unamortized finance fees related to debt that was repaid prior to its maturity. During

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2006, the Company recorded additional interest charges of $17.5 million ($17.1 million after tax) for note repurchase premiums and the write-off of unamortized finance fees related to debt that was repaid prior to its maturity. During 2005, the Company recorded additional interest charges of $1.4 million ($1.0 million after tax) for the write-off of unamortized finance fees related to the reduction of available credit under the Company’s bank credit agreement.

21. Goodwill          The changes in the carrying amount of goodwill for the years ended December 31, 2005, 2006 and 2007 are as follows:

	North		Asia	South
	America	Europe	Pacific	America	Other	Total
Balance as of January 1, 2005	$752.1	$1,028.2	$1,004.5	$—	$14.8	$2,799.6
Translation effects	1.9	(123.1)	(39.7)			(160.9)
Write-down of goodwill			(494.0)			(494.0)
Other changes, principally adjustments to						—
finalize acquisition purchase price	(6.5)	21.6			(0.1)	15.0
Balance as of December 31, 2005	747.5	926.7	470.8	—	14.7	2,159.7
Translation effects	2.8	99.5	31.3			133.6
Other changes, principally adjustments to
reverse foreign deferred tax valuation
allowances	(28.7)	(9.2)			(0.2)	(38.1)
Balance as of December 31, 2006	721.6	1,017.0	502.1	—	14.5	2,255.2
Translation effects	25.1	115.3	54.6			195.0
Other changes	(1.1)	(13.0)			(8.0)	(22.1)
Balance as of December 31, 2007	$745.6	$1,119.3	$556.7	$—	$6.5	$2,428.1

During the fourth quarter of 2005, the Company completed its annual impairment testing and determined that impairment existed in the goodwill of its Asia Pacific Glass business unit. Lower projected cash flows principally as a result of competitive pricing pressures in the Company’s Australian glass operations caused the decline in the business enterprise value. Following a review of the valuation of the unit’s identifiable assets using discounted cash flow measurement techniques, the Company recorded an impairment charge of $494.0 million to reduce the reported value of its goodwill.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Share Owner of

Owens-Brockway Glass Container Inc.

We have audited the accompanying consolidated balance sheets of Owens-Brockway Glass Container Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of results of operations, net Parent investment, and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens-Brockway Glass Container Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1, 12 and 13 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation, defined benefit pension plans and other postretirement plans, respectively, in 2006.

/s/ Ernst & Young LLP

Toledo, Ohio

February 29, 2008

CONSOLIDATED RESULTS OF OPERATIONS   Owens-Brockway Glass Container Inc.

Dollars in millions
Years ended December 31,	2007	2006	2005

Revenues:
Net sales	$7,566.7	$6,692.4	$6,356.4
Other revenue	92.4	86.5	103.8
	7,659.1	6,778.9	6,460.2
Costs and expenses:
Manufacturing, shipping, and delivery	5,968.6	5,529.6	5,169.2
Research, development, and engineering	65.8	49.0	51.4
Selling and administrative	401.5	410.2	361.9
Net intercompany interest	(4.0)	(3.0)	28.7
Other interest expense	360.2	404.6	379.5
Other	142.3	55.0	525.4
	6,934.4	6,445.4	6,516.1
Earnings (loss) before items below	724.7	333.5	(55.9)
Provision for income taxes	139.1	138.8	130.6
Minority share owners’ interests in earnings of subsidiaries	59.5	43.7	35.9
Net earnings (loss)	$526.1	$151.0	$(222.4)

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS   Owens-Brockway Glass Container Inc.

Dollars in millions
December 31,	2007	2006
Assets
Current assets:
Cash, including time deposits of $154.4 ($124.5 in 2006)	$401.9	$241.8
Receivables including amount from related parties of $3.8 ($1.7 in 2006), less allowances of $35.1 ($29.1 in 2006) for losses and discounts	1,201.1	1,044.9
Inventories	1,020.3	993.3
Prepaid expenses	35.1	42.9
Total current assets	2,658.4	2,322.9

Other assets:
Equity investments	79.9	95.3
Repair parts inventories	155.8	135.9
Prepaid pension	58.1	31.7
Deposits, receivables, and other assets	418.0	449.4
Goodwill	2,428.1	2,255.2
Total other assets	3,139.9	2,967.5

Property, plant, and equipment:
Land, at cost	261.7	242.9
Buildings and equipment, at cost:
Buildings and building equipment	1,070.7	976.1
Factory machinery and equipment	4,742.1	4,346.5
Transportation, office, and miscellaneous equipment	114.9	100.4
Construction in progress	146.7	120.8
	6,336.1	5,786.7
Less accumulated depreciation	3,431.9	2,945.5
Net property, plant, and equipment	2,904.2	2,841.2
Total assets	$8,702.5	$8,131.6

Dollars in millions
December 31,	2007	2006
Liabilities and Net Parent Investment
Current liabilities:
Short-term loans	$435.6	$412.8
Accounts payable including amount to related parties of $9.3 ($23.8 in 2006)	926.5	883.3
Salaries and wages	176.3	139.8
U.S. and foreign income taxes	118.7	138.4
Other accrued liabilities	311.4	224.5
Long-term debt due within one year	15.2	24.4
Total current liabilities	1,983.7	1,823.2

External long-term debt	2,494.1	3,956.6

Deferred taxes	147.2	153.8

Other liabilities	701.0	708.1

Minority share owners’ interests	252.2	207.2

Net Parent investment:
Investment by and advances from Parent	2,769.1	1,287.2
Accumulated other comprehensive loss	355.2	(4.5)
Total net Parent investment	3,124.3	1,282.7
Total liabilities and net Parent investment	$8,702.5	$8,131.6

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED NET PARENT INVESTMENT   Owens-Brockway Glass Container Inc.

Dollars in millions
Years ended December 31,	2007	2006	2005
Investment by and advances to Parent
Balance at beginning of year	$1,287.2	$1,313.9	$2,020.6
Net intercompany transactions	955.8	(177.7)	(484.3)
Net earnings	526.1	151.0	(222.4)
Balance at end of year	$2,769.1	$1,287.2	$1,313.9
Accumulated other comprehensive loss
Balance at beginning of year	$(4.5)	$(215.3)	$67.9
Foreign currency translation adjustments	305.3	284.9	(290.5)
Change in minimum pension liability, net of tax		22.6	(7.2)
Employee benefit plans, net of tax	26.2	(47.4)
Change in fair value of certain derivative instruments, net of tax	28.2	(49.3)	14.5
Balance at end of year	$355.2	$(4.5)	$(215.3)
Total net Parent investment	$3,124.3	$1,282.7	$1,098.6
Total comprehensive income (loss)
Net earnings (loss)	$526.1	$151.0	$(222.4)
Foreign currency translation adjustments	305.3	284.9	(290.5)
Change in minimum pension liability, net of tax		22.6	(7.2)
Employee benefit plans, net of tax	26.2
Change in fair value of certain derivative instruments, net of tax	28.2	(49.3)	14.5
Total comprehensive income (loss)	$885.8	$409.2	$(505.6)

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED CASH FLOWS   Owens-Brockway Glass Container Inc.

Dollars in millions
Years ended December 31,	2007	2006	2005
Operating activities:
Net earnings (loss)	$526.1	$151.0	$(222.4)
Non-cash charges (credits):
Depreciation	419.7	426.5	431.3
Amortization of deferred costs	36.1	32.6	35.4
Deferred tax provision (credit)	(5.6)	25.4	(3.1)
Restructuring and asset impairment	100.3	27.5
Reverse non-U.S. deferred tax valuation allowance net of restructuring charges		(5.7)
Goodwill impairment			494.0
Curtailment of postretirement benefits in The Netherlands		(15.9)
Gains on asset sales			(28.1)
Other	(20.7)	20.7	(6.4)
Change in non-current operating assets	6.4	(10.1)	(14.6)
Change in non-current liabilities	(23.8)	(52.1)	(58.7)
Change in components of working capital	26.2	(221.7)	80.9
Cash provided by operating activities	1,064.7	378.2	708.3
Investing activities:
Additions to property, plant, and equipment	(290.4)	(271.5)	(366.2)
Acquisitions, net of cash acquired			(11.6)
Collections on accounts receivable arising from consolidation of receivables securitization program		127.3	50.7
Net cash proceeds from divestitures and other	14.1	13.6	205.7
Cash utilized in investing activities	(276.3)	(130.6)	(121.4)
Financing activities:
Additions to long-term debt	406.4	1,206.5	537.5
Repayments of long-term debt	(2,092.2)	(1,341.7)	(617.1)
Increase (decrease) in short-term loans	(21.5)	158.9	11.5
Net change in intercompany debt	1,032.8	(266.9)	(414.2)
Net receipts (payments) for hedging activity	0.7	(6.8)	(98.0)
Payment of finance fees	(6.3)	(12.3)	(1.0)
Cash provided by (utilized in) financing activities	(680.1)	(262.3)	(581.3)
Effect of exchange rate fluctuations on cash	51.8	12.6	(13.3)
Increase (decrease) in cash	160.1	(2.1)	(7.7)
Cash at beginning of year	241.8	243.9	251.6
Cash at end of year	$401.9	$241.8	$243.9

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

The Company uses the equity method of accounting for investments in which it has a significant ownership interest, generally 20% to 50%.  Other investments are accounted for at cost. The Company monitors investments for other than temporary declines in fair value and records reductions in carrying values when appropriate.

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

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Property, Plant, and Equipment   Property, plant, and equipment (“PP&E”) is carried at cost and includes expenditures for new facilities and equipment and those costs which substantially increase the useful lives or capacity of existing PP&E.  In general, depreciation is computed using the straight-line method and recorded over the estimated useful life of the asset.  Factory machinery and equipment is depreciated over periods ranging from 5 to 25 years with the majority of such assets (principally glass-melting furnaces and forming machines) depreciated over 7-15 years.  Buildings and building equipment are depreciated over periods ranging from 10 to 50 years.  Maintenance and repairs are expensed as incurred.  Costs assigned to PP&E of acquired businesses are based on estimated fair values at the date of acquisition.

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

Foreign Currency Translation   The assets and liabilities of substantially all subsidiaries and associates are translated at current exchange rates and any related translation adjustments are recorded directly in net Parent investment.

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

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Standards   In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“FAS No. 157”).  FAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  FAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements.  The statement does not require any new fair value measurements.  The statement is effective for fiscal years beginning after November 15, 2007.   Adoption of FAS No. 157 is not presently expected to have a material impact on the Company’s results of operations or financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“FAS No. 159”).  FAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The statement is effective for fiscal years beginning after November 15, 2007.   Adoption of FAS No. 159 is not presently expected to have a material impact on the Company’s results of operations or financial position.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“FAS No. 141R”).  FAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.  FAS No. 141R also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Accordingly, FAS No. 141R will be applied by the Company to business combinations occurring on or after January 1, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“FAS No. 160”).  FAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and the deconsolidation of a subsidiary.  FAS No. 160 is effective for years beginning on or after December 15, 2008.  Adoption of FAS No. 160 is not presently expected to have a material impact on the Company’s results of operations, financial position or cash flows.

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

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2.  Changes in Components of Working Capital Related to Operations Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

	2007	2006	2005
Decrease (increase) in current assets:
Receivables	$(30.1)	$(173.9)	$(68.9)
Inventories	70.5	(36.8)	58.1
Prepaid expenses	6.8	2.4	(4.7)
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	(13.5)	(28.1)	32.4
Salaries and wages	24.9	(13.8)	(2.8)
U.S. and foreign income taxes	(32.4)	28.5	66.8
	$26.2	$(221.7)	$80.9

3.  Inventories   Major classes of inventory are as follows:

	2007	2006
Finished goods	$861.1	$825.0
Work in process	1.4	7.7
Raw materials	90.5	93.8
Operating supplies	67.3	66.8
	$1,020.3	$993.3

If the inventories which are valued on the LIFO method had been valued at standard costs, which approximate current costs, consolidated inventories would be higher than reported by $29.1 million and $20.8 million, at December 31, 2007 and 2006, respectively.

Inventories which are valued at the lower of standard costs (which approximate average costs), or market at December 31, 2007 and 2006 were approximately $872.8 million and $859.3 million, respectively.

4.  Equity Investments  Summarized information pertaining to the Company’s equity associates follows:

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2007	2006
At end of year:
Equity in undistributed earnings:
Foreign	$22.4	$20.3
Domestic	18.7	15.9
Total	$41.1	$36.2

	2007	2006	2005
For the year:
Equity in earnings:
Foreign	$5.3	$2.0	$6.9
Domestic	28.8	21.4	13.6
Total	$34.1	$23.4	$20.5
Dividends received	$21.7	$43.5	$11.0

Summarized combined financial information for equity associates is as follows:

	2007 (a)	2006
At end of year:
Current assets	$191.3	$190.3
Non-current assets	302.4	340.6
Total assets	493.7	530.9

Current liabilities	117.0	157.6
Other liabilities and deferred items	265.5	276.4
Total liabilities and deferred items	382.5	434.0
Net assets	$111.2	$96.9

	2007 (a)	2006	2005
For the year:
Net sales	$535.9	$564.0	$482.5
Gross profit	$176.5	$132.2	$90.9
Net earnings	$112.4	$69.4	$51.4

(a) Amounts for 2007 exclude the Company’s Caribbean investment due to the impairment recorded during 2007.

The Company’s significant equity method investments include:  (1) 43.5% of the common shares of Vetri Speciali SpA, a specialty glass manufacturer; (2) a 25% partnership interest in General Chemical Soda Ash (Partners), a soda ash supplier; and (3) a 50% partnership interest in Rocky Mountain Bottle Company, a glass container manufacturer.

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  External Debt   The following table summarizes the external long-term debt of the Company at December 31, 2007 and 2006:

	2007	2006
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$45.2
Term Loans:
Term Loan A (225.0 million AUD at Dec. 31, 2007)	198.1	231.5
Term Loan B	191.5	195.5
Term Loan C (110.8 million CAD at Dec. 31, 2007)	113.2	115.9
Term Loan D (€191.5 million at Dec. 31, 2007)	281.8	257.4
Senior Secured Notes:
8.875%, due 2009		850.0
7.75%, due 2011		450.0
8.75%, due 2012		625.0
Senior Notes:
8.25%, due 2013	450.3	440.8
6.75%, due 2014	400.0	400.0
6.75%, due 2014 (€225 million)	331.1	296.2
6.875%, due 2017 (€300 million)	441.5
Other	101.8	73.5
	2,509.3	3,981.0
Less amounts due within one year	15.2	24.4
External long-term debt	$2,494.1	$3,956.6

On June 14, 2006, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  At December 31, 2007, the Agreement included a $900.0 million revolving credit facility, a 225.0 million Australian dollar term loan, and a 110.8 million Canadian dollar term loan, each of which has a final maturity date of June 15, 2012. It also included a $191.5 million term loan and a €191.5 million term loan, each of which has a final maturity date of June 14, 2013.

At December 31, 2007 the Company’s subsidiary borrowers had unused credit of $820.9 million available under the Agreement.

The interest rate on borrowings under the Revolving Credit Facility is, at the Company’s option, the Base Rate or the Adjusted Eurodollar rate.  The interest rate on borrowings under the Revolving Credit Facility also includes a margin linked to the Company’s Consolidated Leverage Ratio, as defined in the Agreement.  The margin is limited to ranges of 1.125% to 2.0% for Eurodollar loans and 0.125% to 1.0% for Base Rate loans.  The weighted average interest rate on borrowings outstanding under the Agreement at December 31, 2007 was 6.67%. While no compensating balances are required by the Agreement, the Borrowers must pay a facility fee on the Revolving Credit Facility commitments ranging from 0.20% to 0.50%.

Borrowings under the Agreement are secured by substantially all of the assets of the Company’s domestic subsidiaries and certain foreign subsidiaries, which have a book value of approximately $2.3 billion.  Borrowings are also secured by a pledge of intercompany debt and equity in most of the Company’s domestic subsidiaries and stock of certain foreign subsidiaries.  All borrowings under the agreement are guaranteed by substantially all domestic subsidiaries of the Company for the term of the Agreement.

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Agreement contains covenants and provisions that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into contingent obligations, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted, engage in certain transactions with affiliates and otherwise restrict certain corporate activities. In addition, the Agreement contains financial covenants that require the Company to maintain specified financial ratios and meet specified tests based upon financial statements of the Company and its subsidiaries on a consolidated basis, maximum leverage ratios and specified capital expenditure tests.

During March 2007, a subsidiary of the Company issued Senior Notes totaling €300.0 million. The notes bear interest at 6.875% and are due March 31, 2017. The notes are guaranteed by substantially all of the Company’s domestic subsidiaries. The proceeds were used to retire the $300 million principal amount of OI Inc.’s 8.10% Senior Notes which matured in May 2007, and to reduce borrowings under the revolving credit facility.

On July 31, 2007, the OI Inc. completed the sale of its plastics packaging business to Rexam PLC for approximately $1.825 billion in cash. In accordance with an amendment of the Agreement that became effective upon completion of the sale of the plastics business, the Company was required to use the net proceeds (as defined in the Agreement) to repay senior secured debt. In addition, the amendment provides for modification of certain covenants, including the elimination of the financial covenant requiring the Company to maintain a specified interest coverage ratio. OI Inc. used a portion of the net proceeds in the third quarter of 2007 to redeem all $450.0 million of the 7.75% Senior Secured Notes and repurchase $283.1 million of the 8.875% Senior Secured Notes. The remaining $566.9 million of the 8.875% Senior Secured Notes were repurchased or discharged in accordance with the indenture in October 2007. The remaining net proceeds, along with funds from operations and/or additional borrowings under the revolving credit facility, were used to redeem all $625.0 million of the 8.75% Senior Secured Notes on November 15, 2007. The Company recorded $9.5 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees.

During July of 2006, a subsidiary of the Company used borrowings under the Agreement to repurchase $150.0 million principal amount of the 8.875% Senior Secured Notes due 2009. During the third quarter of 2006, the Company recorded $7.3 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees.

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

During October of 2006, the Company entered into a new €300 million European accounts receivable securitization program. The new program replaced the previous European program, described in the preceding paragraph, which was set to terminate in October 2006.

Information related to the Company’s accounts receivable securitization program is as follows:

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Dec. 31,	Dec. 31,
	2007	2006
Balance (included in short-term loans)	$361.8	$279.4
Weighted average interest rate	5.48%	5.60%

The Company capitalized $27.0 million and $13.2 million in 2007 and 2006, respectively, under capital lease obligations with the related financing recorded as long term debt. These amounts are included in other in the long-term debt table above.

Annual maturities for all of the Company’s long-term debt through 2012 are as follows: 2008, $15.2 million; 2009, $16.6 million; 2010, $15.2 million; 2011, $190.2 million; and 2012, $157.6 million.

Interest paid in cash, including note repurchase premiums in 2007 and 2006, aggregated $390.3 million for 2007, $380.0 million for 2006, and $365.2 million for 2005.

Fair values at December 31, 2007, of the Company’s significant fixed rate debt obligations were as follows:

	Principal Amount	Indicated	Fair Value	Hedge Value
	(millions of	Market	(millions of	(millions of
	dollars)	Price	dollars)	dollars)
Senior Notes:
8.25%, due 2013	$450.0	103.38	$465.2	$450.6
6.75%, due 2014	400.0	99.13	396.5
6.75%, due 2014 (€225 million)	331.1	95.00	314.5
6.875%, due 2017 (€300 million)	441.5	94.00	415.0

6. Operating Leases Rent expense attributable to all warehouse, office buildings, and equipment operating leases was $87.4 million in 2007, $75.7 million in 2006, and $66.5 million in 2005. Minimum future rentals under operating leases are as follows: 2008, $47.3 million; 2009, $36.3 million; 2010, $28.4 million; 2011, $17.4 million; and 2012, $14.3 million; and 2013 and thereafter, $10.0 million.

7. Foreign Currency Transactions  Aggregate foreign currency exchange gains (losses) included in other costs and expenses were $(8.1) million in 2007, $(1.0) million in 2006, and $2.8 million in 2005.

8. Derivative Instruments At December 31, 2007, the Company had the following derivative instruments related to its various hedging programs:

Interest Rate Swaps Designated as Fair Value Hedges

In the fourth quarter of 2003 and the first quarter of 2004, the Company entered into a series of interest rate swap agreements with a current total notional amount of $750 million that mature from 2008 through 2013. The swaps were executed in order to: (i) convert a portion of the senior notes and senior debentures fixed-rate debt into floating-rate debt; (ii) maintain a capital structure containing appropriate

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amounts of fixed and floating-rate debt; and (iii) reduce net interest payments and expense in the near-term.

The Company’s fixed-to-variable interest rate swaps are accounted for as fair value hedges. Because the relevant terms of the swap agreements match the corresponding terms of the notes, there is no hedge ineffectiveness. Accordingly, the Company recorded the net of the fair market values of the swaps as a long-term asset (liability) along with a corresponding net increase (decrease) in the carrying value of the hedged debt.

Under the swaps, the Company receives fixed rate interest amounts (equal to interest on the corresponding hedged note) and pays interest at a six-month U.S. LIBOR rate (set in arrears) plus a margin spread (see table below). The interest rate differential on each swap is recognized as an adjustment of interest expense during each six-month period over the term of the agreement.

The following selected information relates to fair value swaps at December 31, 2007:

		Average		Asset
	Amount	Receive	Average	(Liability)
	Hedged	Rate	Spread	Recorded
OI Inc. public notes swapped by the company through intercompany loans:
Senior Notes due 2008	$250.0	7.35%	3.5%	$(0.2)
Senior Debentures due 2010	250.0	7.50%	3.2%	3.0
Notes issued by OBGC:
Senior Notes due 2013	250.0	8.25%	3.7%	0.3
Total	$750.0			$3.1

Commodity Hedges

The Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows. The Company continually evaluates the natural gas market with respect to its forecasted usage requirements over the next twelve to eighteen months and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements over that period. At December 31, 2007, the Company had entered into commodity futures contracts for approximately 50% (approximately 11,680,000 MM BTUs) of its estimated North American usage requirements for the full year of 2008.

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

The above futures contracts are accounted for as cash flow hedges at December 31, 2007.

At December 31, 2007, an unrecognized loss of $4.5 million (pretax and after tax), related to the domestic commodity futures contracts, was included in OCI, which will be reclassified into earnings over the next

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

twelve months. The ineffectiveness related to these natural gas hedges for the year ended December 31, 2007 was not material.

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

9. Accumulated Other Comprehensive Income (Loss) The components of comprehensive income are: (a) net earnings; (b) change in fair value of certain derivative instruments; (c) pension and other postretirement benefit adjustments; and (d) foreign currency translation adjustments. The net effect of exchange rate fluctuations generally reflects changes in the relative strength of the U.S. dollar against major foreign currencies between the beginning and end of the year.

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table lists the beginning balance, yearly activity and ending balance of each component of accumulated other comprehensive income (loss):

	Net Effect of Exchange Rate Fluctuations	Deferred Tax Effect for Translation	Change in Minimum Pension Liability	Change in Certain Derivative Instruments	Employee Benefit Plans	Total Accumulated Comprehensive Income (Loss)
Balance on Jan. 1, 2005	$193.5	$12.8	$(138.3)	$(0.1)	$—	$67.9
2005 Change	(290.5)		7.5	5.3		(277.7)
Translation effect			(14.8)			(14.8)
Tax effect			0.1	9.2		9.3
Balance on Dec. 31, 2005	(97.0)	12.8	(145.5)	14.4	—	(215.3)
2006 Change	284.9		55.0	(49.3)	(71.0)	219.6
Translation effect			(17.6)			(17.6)
Tax effect			(14.8)		23.6	8.8
Balance on Dec. 31, 2006	187.9	12.8	(122.9)	(34.9)	(47.4)	(4.5)
2007 Change	305.3			28.2	41.5	375.0
Translation effect					(6.7)	(6.7)
Reclass			122.9	2.2	(125.1)
Tax effect					(8.6)	(8.6)
Balance on Dec. 31, 2007	$493.2	$12.8	$—	$(4.5)	$(146.3)	$355.2

For 2007, foreign currency translation adjustments include a loss of approximately $35.1 million related to a hedge of the Company’s net investment in a non-U.S. subsidiary.

10. Income Taxes Deferred income taxes reflect: (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (2) carryovers and credits for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Tax loss carryovers	$268.1	$289.5
Capital loss carryovers	32.7	34.4
Accrued postretirement benefits	24.4	23.4
Other, principally accrued liabilities	195.5	239.0
Total deferred tax assets	520.7	586.3
Deferred tax liabilities:
Property, plant and equipment	221.8	242.9
Inventory	20.0	21.8
Other	49.7	64.7
Total deferred tax liabilities	291.5	329.4
Valuation allowance	(239.9)	(264.9)
Net deferred tax liabilities	$(10.7)	$(8.0)

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2007 and 2006 as follows:

	2007	2006
Prepaid expenses	$11.8	$15.7
Deposits, receivables, and other assets	124.7	130.1
Deferred taxes	(147.2)	(153.8)
Net deferred tax liabilities	$(10.7)	$(8.0)

The provision for income taxes consists of the following:

	2007	2006	2005
Current:
U.S. Federal	$—	$—	$—
State	0.4	0.3	0.3
Foreign	144.3	113.1	133.4
	144.7	113.4	133.7
Deferred:
U.S. Federal	0.3	12.9	1.7
State	(4.0)	(3.6)	8.0
Foreign	(1.9)	16.1	(12.8)
	(5.6)	25.4	(3.1)
Total:
U.S. Federal	0.3	12.9	1.7
State	(3.6)	(3.3)	8.3
Foreign	142.4	129.2	120.6
	$139.1	$138.8	$130.6

The provision for income taxes was calculated based on the following components of earnings (loss) before income taxes:

	2007	2006	2005
Domestic	$37.4	$(119.1)	$(20.7)
Foreign	687.3	452.6	(35.2)
	$724.7	$333.5	$(55.9)

Income taxes paid (received) in cash were as follows:

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2007	2006	2005
Domestic	$0.2	$(0.4)	$—
Foreign	149.2	126.8	112.9
	$149.4	$126.4	$112.9

A reconciliation of the provision for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows:

	2007	2006	2005
Tax provision (benefit) on pretax earnings (loss) at statutory U.S. Federal tax rate	$253.7	$116.7	$(19.6)
Increase (decrease) in provision for income taxes due to:
Valuation allowance - U.S.	(538.3)	46.5	7.0
Foreign subsidiary ownership restructuring	545.0	21.2
Foreign source income taxable in the U.S.	29.3	1.8	1.8
Reversal of non-U.S. tax valuation allowance	(13.4)	(34.7)
Foreign tax credit utilization	(47.9)
Goodwill impairment			172.9
State taxes, net of federal benefit	(4.8)	(0.3)	2.5
Rate differences on non-U.S. earnings	(74.9)	(12.5)	(24.3)
Adjustment for non-U.S. tax law changes	(9.9)	(1.6)	(7.1)
Other items	0.3	1.7	(2.6)
Provision for income taxes	$139.1	$138.8	$130.6

In 2007 the Company implemented a plan to restructure the ownership and intercompany obligations of certain foreign subsidiaries. These actions resulted in taxation of a significant portion of previously unremitted foreign earnings and will transfer a portion of the Company’s debt service obligations to operations outside the U.S. in order to better balance operating cash flows with financing costs on a global basis. The foreign earnings reported as taxable in the U.S. were offset by net operating loss carryforwards and foreign tax credits. Foreign tax credit carryforwards arising from the restructuring were fully offset by an increase in the valuation allowance.

The Company has tax holidays in certain non-U.S. jurisdictions which expire between 2012 and 2015.

The Company is included in OI Inc.’s consolidated tax returns.  OI Inc. has net operating losses, capital losses, alternative minimum tax credits, and research and development credits available to offset future U.S. Federal income tax.

At December 31, 2007, the Company’s equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $1,399.2 million.  The Company intends to reinvest these earnings indefinitely in the non-U.S. operations. It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed.

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

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management believes that such transactions are on terms no less favorable to the Company than those that could be obtained from unaffiliated third parties.

The following information summarizes the Company’s significant related party transactions:

	Years ended December 31,
	2007	2006	2005

Revenues:
Sales to affiliated companies	$0.3	$0.5	$0.7
Expenses:
Administrative services	19.5	25.5	19.9
Corporate management fee	29.1	27.1	23.4
Total expenses	$48.6	$52.6	$43.3

The above expenses are recorded in the statement of operations as follows:

	Years ended December 31,
	2007	2006	2005
Cost of sales	$16.9	$22.6	$17.7
Selling, general, and adminstrative expenses	31.7	30.0	25.6
Total expenses	$48.6	$52.6	$43.3

Intercompany interest is charged to the Company from OI Inc. based on intercompany debt balances.  An interest rate is calculated monthly based on OI Inc.’s total consolidated monthly external debt balance and the related interest expense, including finance fee amortization and commitment fees. The calculated rate (7.6% at December 31, 2007) is applied monthly to the intercompany debt balance to determine intercompany interest expense.

12.  Pension Benefit Plans   The Company participates in OI Inc.’s defined benefit pension plans for substantially all employees located in the United States.  Benefits generally are based on compensation for salaried employees and on length of service for hourly employees.  OI Inc.’s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements.  Independent actuaries determine pension costs for each subsidiary of OI Inc. included in the plans; however, accumulated benefit obligation information and plan assets pertaining to each subsidiary have not been separately determined.  As such, the accumulated benefit obligation and the plan assets related to the pension plans for domestic employees have been retained by another subsidiary of OI Inc.  Net credits to results of operations for the Company’s allocated portion of the domestic pension costs amounted to $23.0 million in 2007, $7.7 million in 2006, and $21.5 million in 2005.

OI Inc. also sponsors several defined contribution plans for all salaried and hourly U.S. employees of the Company.   Participation is voluntary and participants’ contributions are based on their compensation.  OI Inc. matches contributions of participants, up to various limits, in substantially all plans.  OI Inc. charges the Company for its share of the match.  The Company’s share of the contributions to these plans amounted to $5.7 million in 2007, $5.5 million in 2006, and $5.2 million in 2005.

The Company’s subsidiaries in the United Kingdom, the Netherlands, Canada, Australia, Germany and France also have pension plans covering substantially all employees.  The following tables relate to the

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company’s principal defined benefit pension plans in the United Kingdom, the Netherlands, Canada, Australia, Germany and France (the International Pension Plans).

The International Pension Plans use a December 31 measurement date.

The changes in the International Pension Plans benefit obligations for the year were as follows:

	2007	2006

Obligations at beginning of year	$1,544.4	$1,447.7

Change in benefit obligations:
Service cost	25.0	28.1
Interest cost	78.8	69.1
Actuarial gain, including the effect of change in discount rates	(92.1)	(73.8)
Participant contributions	10.0	10.0
Benefit payments	(85.5)	(70.7)
Plan amendments	(3.5)	(7.2)
Curtailments	(2.6)
Foreign currency translation	136.4	137.2
Other	6.2	4.0

Net change in benefit obligations	72.7	96.7

Obligations at end of year	$1,617.1	$1,544.4

The changes in the fair value of the International Pension Plans’ assets for the year were as follows:

	2007	2006

Fair value at beginning of year	$1,253.3	$1,068.6

Change in fair value:
Actual gain on plan assets	24.4	77.0
Benefit payments	(85.5)	(70.7)
Employer contributions	59.6	65.8
Participant contributions	10.0	10.0
Foreign currency translation	115.0	102.6
Net increase in fair value of assets	123.5	184.7
Fair value at end of year	$1,376.8	$1,253.3

The funded status of the International Pension Plans at year end was as follows:

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2007	2006

Plan assets at fair value	$1,376.8	$1,253.3
Projected benefit obligations	1,617.1	1,544.4

Plan assets less than projected benefit obligations	(240.3)	(291.1)

Items not yet recognized in pension expense:
Actuarial loss	212.0	244.2
Prior service cost	(14.7)	(9.2)

	197.3	235.0

Net amount recognized	$(43.0)	$(56.1)

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2007 and 2006 as follows:

	2007	2006

Prepaid pension	$58.1	$31.7
Current pension liability, included with Other accrued liabilities	(8.5)	(7.7)
Noncurrent pension liability, included with Pension benefits	(289.9)	(315.1)
Accumulated other comprehensive income	197.3	235.0

Net amount recognized	$(43.0)	$(56.1)

The following changes in plan assets and benefit obligations were recognized in accumulated other comprehensive income at December 31, 2007 as follows:

		Tax
	Pretax	Effect	After-tax

Current year actuarial gain	$(25.6)	$(4.0)	$(21.6)
Amortization of actuarial loss	(11.4)	(2.9)	(8.5)
Current year prior service credit	(3.7)	(1.3)	(2.4)
Amortization of prior service credit	0.1	—	0.1
Curtailment	(2.9)	(0.9)	(2.0)

	(43.5)	(9.1)	(34.4)
Translation			5.8
	$(43.5)	$(9.1)	$(28.6)

The accumulated benefit obligation for all defined benefit pension plans was $1,288.3 million and $1,463.8 million at December 31, 2006 and 2007, respectively.

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the International Pension Plans’ net pension expense were as follows:

	2007	2006	2005

Service cost	$25.0	$28.1	$23.0
Interest cost	78.8	69.1	68.4
Expected asset return	(94.5)	(81.5)	(75.0)
Curtailment loss	0.1
Other	5.2

Amortization:
Prior service cost	(0.1)	0.2	0.7
Loss	11.4	15.8	9.7

Net amortization	11.3	16.0	10.4
Net expense	$25.9	$31.7	$26.8

Amounts that will be amortized from accumulated other comprehensive income into net pension expense during 2008:

Amortization:
Loss	$6.1
Prior service credit	(0.5)
Net amortization	$5.6

The following information is for plans with projected benefit obligations in excess of the fair value of plan assets at year end:

	2007	2006

Projected benefit obligations	$1,114.6	$1,065.4
Fair value of plan assets	816.1	742.6

The following information is for plans with accumulated benefit obligations in excess of the fair value of plan assets at year end:

	2007	2006

Accumulated benefit obligations	$1,008.3	$1,065.4
Fair value of plan assets	816.1	962.7

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average assumptions used to determine benefit obligations were as follows:

	2007	2006

Discount rate	5.46%	4.92%
Rate of compensation increase	3.39%	3.34%

The weighted average assumptions used to determine net periodic pension costs were as follows:

	2007	2006	2005

Discount rate	4.92%	4.57%	5.15%
Rate of compensation increase	3.34%	3.78%	3.41%
Expected long-term rate of return on assets	7.16%	7.15%	7.15%

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

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For 2007, the Company’s weighted average expected long-term rate of return on assets was 7.16%.   In developing this assumption, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions.  The Company also considered its historical 10-year average return (through December 31, 2006), which was in line with the expected long-term rate of return assumption for 2007.

The weighted average actual asset allocations and weighted average target allocation ranges by asset category for the Company’s pension plan assets were as follows:

			Target
	Actual Allocation		Allocation
Asset Category	2007	2006	Ranges

Equity securites	63%	64%	58-68%
Debt securities	28%	29%	21-31%
Real estate	5%	6%	2-12%
Other	4%	1%	0-9%
Total	100%	100%

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

The Company expects to contribute $62.0 million to its defined benefit pension plans in 2008.

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	Amount

2008	$82.7
2009	84.3
2010	86.6
2011	88.2
2012	93.1
2013 - 2017	497.6

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

The Company’s net periodic postretirement benefit cost, as allocated by OI Inc., for domestic employees was $8.1 million, $14.7 million, and $14.5 million at December 31, 2007, 2006, and 2005, respectively.

The Company’s subsidiaries in Canada and the Netherlands also have postretirement benefit plans covering substantially all employees.  The following tables relate to the Company’s postretirement benefit plan in Canada and the Netherlands (the International Postretirement Benefit Plans).

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the International Postretirement Benefit Plans obligations were as follows:

	2007	2006

Obligations at beginning of year	$76.9	$100.0

Change in benefit obligations:
Service cost	1.3	1.9
Interest cost	4.0	4.2
Actuarial (gain) loss, including the effect of changing discount rates	2.5	(9.5)
Curtailments	(0.8)	(18.8)
Benefit payments	(3.3)	(3.0)
Foreign currency translation	14.4	2.1
Net change in benefit obligations	18.1	(23.1)
Obligations at end of year	$95.0	$76.9

The funded status of the International Postretirement Benefit Plans at year end was as follows:

	2007	2006

Postretirement benefit obligations	$95.0	$76.9

Items not yet recognized in net postretirement benefit cost:
Actuarial loss	(7.3)	(4.4)

Net amount recognized	$87.7	$72.5

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2007 and 2006 as follows:

	2007	2006

Current nonpension postretirement benefit, included with Other accrued liabilities	$(3.7)	$(3.2)
Nonpension postretirement benefits	(91.3)	(73.7)
Accumulated other comprehensive income	7.3	4.4
Net (liability) amount recognized	$(87.7)	$(72.5)

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following changes in benefit obligations were recognized in accumulated other comprehensive income at December 31, 2007 as follows:

		Tax
	Pretax	Effect	After-tax

Current year actuarial loss	$2.5	$0.8	$1.7
Amortization of actuarial loss	0.3	—	0.3
Curtailment	(0.8)	(0.3)	(0.5)
	2.0	0.5	1.5
Translation			0.9
	$2.0	$0.5	$2.4

The Company’s nonpension postretirement benefit obligations are included with other long term liabilities on the balance sheet.

The components of International Postretirement Benefit Plans net postretirement benefit cost were as follows:

	2007	2006	2005

Service cost	$1.3	$1.9	$1.9
Interest cost	4.0	4.2	4.6
Curtailment	(15.9)
Other	0.6

Amortization:
Loss	(0.3)	(1.0)	(0.2)

Net postretirement benefit cost	$5.0	$(10.2)	$6.3

The weighted average discount rate used to determine the accumulated postretirement benefit obligation was 4.8% and 5.4% at December 31, 2007 and 2006, respectively.

The weighted average discount rate used to determine net postretirement benefit cost was 5.2% at December 31, 2007, 4.8% at December 31, 2006, and 5.4% at December 31, 2005.

The weighted average assumed health care cost trend rates at December 31 were as follows:

	2007	2006

Health care cost trend rate assumed for next year	9.65%	8.68%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.82%	4.88%
Year that the rate reaches the ultimate trend rate	2009	2009

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumed health care cost trend rates affect the amounts reported for the postretirement benefit plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease

Effect on total of service and interest cost	$5.9	$(4.4)
Effect on accumulated postretirement benefit obligations	12.7	(11.0)

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	Amount

2008	$3.7
2009	3.8
2010	4.2
2011	4.5
2012	5.3
2013 - 2017	27.2

Benefits provided by OI Inc. for certain hourly retirees of the Company are determined by collective bargaining.  Most other domestic hourly retirees receive health and life insurance benefits from a multi-employer trust established by collective bargaining.  Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $7.4 million in 2007, $6.6 million in 2006, and $5.7 million in 2005.  Postretirement health and life benefits for retirees of foreign subsidiaries are generally provided through the national health care programs of the countries in which the subsidiaries are located.

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

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

15.  Other Costs and Expenses Other costs and expenses for the year ended December 31, 2007 included the following:

•                  During the third and fourth quarters of 2007, the Company recorded charges totaling $100.3 million ($84.1 million after tax), for restructuring and asset impairment in the Caribbean, Europe, and North America.  The charges reflect the initial conclusions of the Company’s global profitability review.

In the Company’s 50%-owned affiliate in the Caribbean, declining productivity and cash flows resulted in impairment of the Company’s equity investment, establishment of valuation allowances against advances to the affiliate, and accrual of certain contingent obligations for total charges of $45.0 million.

In Europe and North America, the Company decided to curtail selected production capacity.  Because the future undiscounted cash flows of the related asset groups were not sufficient to recover their carrying amounts, the assets were considered impaired.  As a result the assets were written down to the extent their carrying amounts exceeded fair value.  The curtailment of plant capacity resulted in elimination of approximately 558 jobs and a corresponding reduction in the Company’s workforce.  The Company accrued certain employee separation costs, plant clean up, and other exit costs.  In total, impairments, accrued costs, and other valuation adjustments amounted to $55.3 million with probable future cash expenditures amounting to $30.6 million.  The Company expects that the majority of these costs will be paid out by the end of 2008.

Other costs and expenses for the year ended December 31, 2006 included the following:

•                  During the third quarter of 2006, the Company recorded a charge of $27.5 million ($25.6 million after tax) related to the closing of its Godfrey, Illinois machine parts manufacturing operation. See Note 16 for additional details.

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

16.  Restructuring Accruals In September 2006, the Company announced the permanent closing of its Godfrey, Illinois machine parts manufacturing and assembly operation. The facility was closed by the end of 2006. This closing is part of a broad initiative to reduce working capital and improve system costs.  As a result of these actions, the Company recorded a charge of $27.5 million ($25.6 million after tax) in other costs and expenses in the third quarter of 2006.

The closing of this facility resulted in the elimination of approximately 260 jobs and a corresponding reduction in the Company’s workforce.  The Company anticipates that it will pay out approximately $12.0 million in cash related to insurance, benefits, plant clean up, and other plant closing costs. The Company expects that the majority of these costs will be paid out by the end of 2008.

Selected information related to the plant closing accrual is as follows:

Plant closing charges	$27.5
Write-down of assets to net realizable value	(11.7)
Recognition of employee separation benefits	(7.1)
Net cash paid	(1.8)
Other	1.3
Remaining plant closing accrual as of December 31, 2006	8.2
Net cash paid	(2.2)
Other	(0.2)
Remaining plant closing accrual as of December 31, 2007	$5.8

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

The European restructuring accrual recorded in the second quarter of 2005 was in addition to the initial estimated accrual of €63.8 million recorded in 2004. Selected information related to the restructuring accrual is as follows, with 2007 activity translated from Euros into dollars at the December 31, 2007 exchange rate:

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total European restructuring accrual (€110.9 million)	$134.1
Net cash paid, principally severance and related benefits	(41.0)
Other, principally foreign exchange translation	(12.2)
Remaining European restructuring accrual as of December 31, 2005	80.9
Net cash paid, principally severance and related benefits	(33.7)
Partial reversal of accrual (goodwill adjustment)	(7.6)
Other, principally foreign exchange translation	(1.5)
Remaining European restructuring accrual as of December 31, 2006	38.1
Net cash paid, principally severance and related benefits	(17.8)
Other, principally foreign exchange translation	7.4
Remaining European restructuring accrual as of December 31, 2007	$27.7

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

18.  Segment Information During 2007, the Company redefined its reportable segments and divided the former Glass Containers segment into four geographic segments:  (1) North America; (2) Europe; (3) Asia Pacific; (4) South America.  These four segments are aligned with the Company’s internal approach to managing, reporting, and evaluating performance of its global glass operations.  In connection with this change, certain assets and activities not directly related to one of the regions or to glass manufacturing are reported with Other.  These include licensing, equipment manufacturing, global engineering, and non-glass equity investments.  Amounts for 2006 and 2005 in the following tables are presented on the redefined basis.

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

Segment Operating Profit for reportable segments includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided.

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial information regarding the Company’s reportable segments is as follows:

Net Sales:	2007	2006	2005
North America	$2,271.3	$2,110.4	$1,933.1
Europe	3,298.7	2,846.6	2,796.3
Asia Pacific	934.3	804.9	782.4
South America	970.7	796.5	685.1
Reportable segment totals	7,475.0	6,558.4	6,196.9
Other	91.7	134.0	159.5
Consolidated totals	7,566.7	6,692.4	6,356.4

Reconciliation to total revenues:
Other revenue	92.4	86.5	103.8
Total	$7,659.1	$6,778.9	$6,460.2

Segment Operating Profit:	2007	2006	2005
North America	$265.1	$187.3	$204.1
Europe	433.0	249.6	290.1
Asia Pacific	154.0	102.9	125.8
South America	254.9	195.0	156.4
Reportable segment totals	1,107.0	734.8	776.4
Other	47.3	10.0	24.2
Consolidated totals	1,154.3	744.8	800.6

Reconciliation to earnings (loss) before income taxes and minority share owners’ interest in earnings of subsidiaries:

Items excluded from Segment Operating Profit:
Restructuring and asset impairments	(100.3)	(27.5)
CEO and other transition charges		(6.0)
Curtailment of postretirement benefits in The Netherlands		15.9
Mark to market effect of natural gas hedge contracts		(8.7)	3.8
Goodwill impairment			(494.0)
Gain on sale of Corsico, Italy glass container facility			28.1
Interest income	26.9	16.6	13.8
Interest expense	(356.2)	(401.6)	(408.2)
Total	$724.7	$333.5	$(55.9)

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

					Total		Consoli-
	North		Asia	South	Reportable		dated
	America	Europe	Pacific	America	Segments	Other	Totals

Total assets:
2007	$1,936.0	$4,124.1	$1,558.1	$965.7	$8,583.9	$94.6	$8,678.5
2006	1,765.7	3,838.0	1,454.4	765.7	7,823.8	307.8	8,131.6
2005	1,830.7	3,458.4	1,412.2	679.0	7,380.3	379.2	7,759.5

Equity earnings:
2007	$10.4	$8.0	$—	$(2.7)	$15.7	$18.4	$34.1
2006	10.5	6.9		(4.8)	12.6	10.8	23.4
2005	8.9	7.5		(0.7)	15.7	4.8	20.5

Capital expenditures (1):
2007	$65.9	$129.2	$42.0	$51.1	$288.2	2.2	$290.4
2006	57.8	105.4	47.8	59.2	270.2	1.3	271.5
2005	154.6	115.3	54.0	41.3	365.2	1.0	366.2

Depreciation and amortization expense:
2007	$107.3	$210.3	$81.7	$54.3	$453.6	$2.2	$455.8
2006	110.2	203.3	81.4	56.3	451.2	7.9	459.1
2005	97.5	216.5	88.2	58.1	460.3	6.4	466.7

(1)  Excludes property, plant and equipment acquired through acquisitions.

The Company’s net property, plant, and equipment by geographic segment are as follows:

	United
	States	Foreign	Total

2007	$633.1	$2,271.1	$2,904.2
2006	668.4	2,172.8	2,841.2
2005	694.7	2,121.6	2,816.3

The Company’s net sales by geographic segment are as follows:

	United
	States	Foreign	Total

2007	$1,920.6	$5,646.1	$7,566.7
2006	1,787.6	4,904.8	6,692.4
2005	1,621.1	4,735.3	6,356.4

Operations in individual countries outside the United States that accounted for more than 10% of  consolidated net sales were in Italy (2007 - 10.1%, 2005 — 10.3%) and France (2007 - 19.3%,  2006 - 19.3%, 2005 — 23.6%).

19.  Additional Interest Charges from Early Extinguishment of Debt  During 2007, the Company recorded additional interest charges of $9.5 million ($8.8 million after tax) for note repurchase premiums and the write-off of unamortized finance fees related to debt that was repaid prior to its maturity.  During

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2006, the Company recorded additional interest charges of $17.5 million ($17.1 million after tax) for note repurchase premiums and the write-off of unamortized finance fees related to debt that was repaid prior to its maturity.  During 2005, the Company recorded additional interest charges of $1.4 million ($1.0 million after tax) for the write-off of unamortized finance fees related to the reduction of available credit under the Company’s bank credit agreement.

20.  Goodwill The changes in the carrying amount of goodwill for the years ended December 31, 2005, 2006 and 2007 are as follows:

	North		Asia	South
	America	Europe	Pacific	America	Other	Total
Balance as of January 1, 2005	$752.1	$1,028.2	$1,004.5	$—	$14.8	$2,799.6
Translation effects	1.9	(123.1)	(39.7)			(160.9)
Write-down of goodwill			(494.0)			(494.0)
Other changes, principally adjustments to						—
finalize acquisition purchase price	(6.5)	21.6			(0.1)	15.0
Balance as of December 31, 2005	747.5	926.7	470.8	—	14.7	2,159.7
Translation effects	2.8	99.5	31.3			133.6
Other changes, principally adjustments to reverse foreign deferred tax valuation allowances	(28.7)	(9.2)			(0.2)	(38.1)
Balance as of December 31, 2006	721.6	1,017.0	502.1	—	14.5	2,255.2
Translation effects	25.1	115.3	54.6			195.0
Other changes	(1.1)	(13.0)			(8.0)	(22.1)
Balance as of December 31, 2007	$745.6	$1,119.3	$556.7	$—	$6.5	$2,428.1

During the fourth quarter of 2005, the Company completed its annual impairment testing and determined that impairment existed in the goodwill of its Asia Pacific Glass business unit. Lower projected cash flows principally as a result of competitive pricing pressures in the Company’s Australian glass operations caused the decline in the business enterprise value.  Following a review of the valuation of the unit’s identifiable assets using discounted cash flow measurement techniques, the Company recorded an impairment charge of $494.0 million to reduce the reported value of its goodwill.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OWENS-ILLINOIS, INC.

(Registrant)

	By:	/s/ Edward C. White

Edward C. White
Senior Vice President, and Chief Financial
Officer (Principal Financial Officer)

Date: February 29, 2008

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Owens-Illinois, Inc. and in the capacities and on the dates indicated.

Signatures	Title

Gary F. Colter	Director

Peter S. Hellman	Director

Anastasia D. Kelly	Director

John J. McMackin, Jr.	Director

Corbin A. McNeill, Jr.	Director

Hugh H. Roberts	Director

Albert P.L. Stroucken	Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer); Director

Helge H. Wehmeier	Director

Dennis K. Williams	Director

Thomas L. Young	Director

By:	/s/ James W. Baehren
James W. Baehren
Attorney-in-fact

Date: February 29, 2008

INDEX TO FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule of Owens-Illinois, Inc. and Subsidiaries:

For the years ended December 31, 2007, 2006, and 2005:

PAGE

II – Valuation and Qualifying Accounts (Consolidated)	S-1

OWENS-ILLINOIS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (CONSOLIDATED)

Years ended December 31, 2007, 2006, and 2005

(Millions of Dollars)

Reserves deducted from assets in the balance sheets:

Allowances for losses and discounts on receivables

		Additions
	Balance at	Charged to			Balance
	beginning	costs and		Deductions	at end of
	of period	expenses	Other	(Note 1)	period

2007	$28.7	$4.1	$8.1	$4.9	$36.0

2006	$22.5	$4.2	$5.3	$3.3	$28.7

2005	$26.1	$6.9	$(4.3)	$6.2	$22.5

(1)       Deductions from allowances for losses and discounts on receivables represent uncollectible notes and accounts written off.

S-1