Form 10-Q
period 2008-03-31
OWENS ILLINOIS INC /DE/
filed 2008-05-09
CIK 812074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.   20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For Quarter Ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Owens-Illinois, Inc. $.01 par value common stock – 166,729,329 shares at March 31, 2008.

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

The Condensed Consolidated Financial Statements presented herein are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated.  All adjustments are of a normal recurring nature. Because the following unaudited condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

On July 31, 2007, the Company completed the sale of its plastics packaging business to Rexam PLC.  As required by Statement of Financial Accounting Standards (“FAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has presented the results of operations for the plastics packaging business in the Condensed Consolidated Results of Operations for the three month period ended March 31, 2007 as a discontinued operation.  As such, results for that period have been reclassified to conform to this presentation.  At March 31, 2007, the assets and liabilities of the plastics packaging business are presented in the Condensed Consolidated Balance Sheet as the assets and liabilities of discontinued operations.

The format of the Company’s 2007 condensed consolidated income statement has been reclassified to conform with the presentation used in the current period.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

 (Dollars in millions, except per share amounts)

	Three months ended March 31,
	2008	2007
Net sales	$1,960.5	$1,684.0
Manufacturing, shipping, and delivery	(1,503.7)	(1,356.2)

Gross profit	456.8	327.8

Selling and administrative expense	(127.8)	(127.2)
Research, development, and engineering expense	(16.0)	(14.7)
Interest expense	(64.3)	(81.0)
Interest income	8.7	3.4
Equity earnings	11.1	5.1
Royalties and net technical assistance	4.8	4.9
Other income	1.8	3.6
Other expense	(20.0)	(16.5)

Earnings from continuing operations before items below	255.1	105.4

Provision for income taxes	(64.9)	(38.6)
Minority share owners’ interests in earnings of subsidiaries	(16.2)	(11.5)

Earnings from continuing operations	174.0	55.3
Net losses of discontinued operations		(2.1)
Gain on sale of discontinued operations	4.1

Net earnings	$178.1	$53.2

Convertible preferred stock dividends	(5.4)	(5.4)
Earnings available to common share owners	$172.7	$47.8

Basic net earnings per share of common stock:
Earnings from continuing operations	$1.08	$0.32
Net losses of discontinued operations		(0.01)
Gain on sale of discontinued operations	0.03

Net earnings	$1.11	$0.31

Weighted average shares outstanding (thousands)	156,324	152,936

Diluted net earnings per share of common stock:
Earnings from continuing operations	$1.02	$0.31
Net losses of discontinued operations		(0.01)
Gain on sale of discontinued operations	0.02

Net earnings	$1.04	$0.30

Weighted diluted average shares (thousands)	170,517	156,993

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Dollars in millions, except per share amounts)

	March 31,	Dec. 31,	March 31,
	2008	2007	2007
Assets
Current assets:
Cash and cash equivalents	$483.0	$387.7	$293.7
Short-term investments, at cost which approximates market	51.7	59.8	49.8
Receivables, less allowances for losses and discounts ($35.5 at March 31, 2008, $36.0 at December 31, 2007, and $34.1 at March 31, 2007)	1,320.6	1,185.6	1,130.9
Inventories	1,222.4	1,020.8	1,072.5
Prepaid expenses	37.1	40.7	34.7
Assets of discontinued operations			122.7

Total current assets	3,114.8	2,694.6	2,704.3

Investments and other assets:
Equity investments	87.4	81.0	92.5
Repair parts inventories	157.0	155.8	145.1
Prepaid pension	591.4	566.4	505.9
Deposits, receivables, and other assets	489.4	448.7	459.3
Goodwill	2,522.2	2,428.1	2,276.0
Assets of discontinued operations			582.2

Total other assets	3,847.4	3,680.0	4,061.0

Property, plant, and equipment, at cost	6,707.0	6,423.1	5,881.4
Less accumulated depreciation	3,711.8	3,473.1	3,047.3

Net property, plant, and equipment	2,995.2	2,950.0	2,834.1

Total assets	$9,957.4	$9,324.6	$9,599.4

CONDENSED CONSOLIDATED BALANCE SHEETS – Continued

	March 31,	Dec. 31,	March 31,
	2008	2007	2007
Liabilities and Share Owners’ Equity
Current liabilities:
Short-term loans and long-term debt due within one year	$835.1	$700.9	$550.4
Current portion of asbestos-related liabilities	210.0	210.0	149.0
Accounts payable	978.5	957.5	842.9
Other liabilities	656.9	661.1	549.7
Liabilities of discontinued operations			75.0
Total current liabilities	2,680.5	2,529.5	2,167.0

Liabilities of discontinued operations			8.2
Long-term debt	3,192.5	3,013.5	5,103.4
Deferred taxes	128.8	109.4	122.8
Pension benefits	314.4	313.7	340.4
Nonpension postretirement benefits	279.6	287.0	289.9
Other liabilities	409.1	386.9	370.8
Asbestos-related liabilities	205.3	245.5	497.7
Commitments and contingencies
Minority share owners’ interests	248.4	251.7	209.8
Share owners’ equity:
Convertible preferred stock, par value		452.5	452.5
Common stock, par value $.01 per share 250,000,000 shares authorized, 178,413,409 shares issued and outstanding, less 11,684,080 treasury shares at March 31, 2008 (169,063,219 issued and outstanding, less 11,712,278 treasury shares at December 31, 2007 and 166,603,721 issued and outstanding, less 11,833,946 treasury shares at March 31, 2007)	1.8	1.7	1.7
Capital in excess of par value	2,887.7	2,420.0	2,340.1
Treasury stock, at cost	(224.0)	(224.6)	(226.9)
Retained earnings (deficit)	(112.6)	(285.3)	(1,556.6)
Accumulated other comprehensive loss	(54.1)	(176.9)	(521.4)
Total share owners’ equity	2,498.8	2,187.4	489.4
Total liabilities and share owners’ equity	$9,957.4	$9,324.6	$9,599.4

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED CASH FLOWS

 (Dollars in millions)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net earnings	$178.1	$53.2
Net loss of discontinued operations		2.1
Gain on sale of discontinued operations	(4.1)
Non-cash charges (credits):
Depreciation	113.6	100.1
Amortization of intangibles and other deferred items	7.6	5.4
Amortization of finance fees	1.9	1.9
Deferred tax provision	(1.7)	12.1
Restructuring and asset impairment	12.9
Other	(9.4)	12.1
Asbestos-related payments	(40.2)	(41.0)
Change in non-current operating assets	(0.8)	9.2
Change in non-current liabilities	(20.4)	(22.8)
Change in components of working capital	(216.8)	(172.5)
Cash provided by (utilized in) continuing operating activities	20.7	(40.2)
Cash utilized in discontinued operating activities		(3.9)
Cash flows from investing activities:
Additions to property, plant, and equipment - continuing	(45.4)	(32.6)
Additions to property, plant, and equipment - discontinued		(8.8)
Advance to equity affiliate	(15.0)
Acquisitions, net of cash acquired		(6.3)
Net cash proceeds (payments) related to divestitures and asset sales	(16.6)	1.6
Cash utilized in investing activities	(77.0)	(46.1)
Cash flows from financing activities:
Additions to long-term debt	309.2	401.7
Repayments of long-term debt	(222.6)	(63.3)
Increase (decrease) in short-term loans	82.3	(174.2)
Net payments for hedging activity	(33.9)	(1.6)
Payment of finance fees		(6.3)
Convertible preferred stock dividends	(5.4)	(5.4)
Issuance of common stock and other	9.8	6.3
Cash provided by financing activities	139.4	157.2
Effect of exchange rate fluctuations on cash	12.2	4.0
Increase in cash	95.3	71.0
Cash at beginning of period	387.7	222.7
Cash at end of period	$483.0	$293.7

See accompanying notes.

OWENS-ILLINOIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tabular data dollars in millions,

except share and per share amounts

1.              Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2008	2007
Numerator:
Net earnings	$178.1	$53.2
Convertible preferred stock dividends	(5.4)	(5.4)
Numerator for basic earnings per share - income available to common share owners	$172.7	$47.8

Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	156,324,072	152,936,438
Effect of dilutive securities:
Convertible preferred stock	8,589,355
Stock options and other	5,603,451	4,056,634
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	170,516,878	156,993,072

Basic earnings per share:
Earnings from continuing operations	$1.08	$0.32
Net earnings of discontinued operations		(0.01)
Gain on sale of discontinued operations	0.03
Net earnings	$1.11	$0.31

Diluted earnings per share:
Earnings from continuing operations	$1.02	$0.31
Net earnings of discontinued operations		(0.01)
Gain on sale of discontinued operations	0.02
Net earnings	$1.04	$0.30

The convertible preferred stock was included in the computation of diluted earnings per share for the three months ended March 31, 2008 on an “if converted” basis since the result was dilutive. For purposes of this computation, the preferred stock dividends were not subtracted from the numerator.  The convertible preferred stock was not included in the computation of diluted earnings per share for the three months ended March 31, 2007 since the result would have been antidilutive.  Options to purchase 2,213,671 weighted average shares of common stock that were outstanding during the three months ended March 31, 2007 were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

2.              Debt

The following table summarizes the long-term debt of the Company:

	March 31,	Dec. 31,	March 31,
	2008	2007	2007
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$86.8	$—	$4.1
Term Loans:
Term Loan A (225.0 million AUD at March 31, 2008)	206.1	198.1	236.3
Term Loan B	191.5	191.5	195.5
Term Loan C (110.8 million CAD at March 31, 2008)	108.3	113.2	116.2
Term Loan D (€191.5 million at March 31, 2008)	302.1	281.8	260.9
Senior Secured Notes:
8.875%, due 2009			850.0
7.75%, due 2011			450.0
8.75%, due 2012			625.0
Senior Notes:
8.10%, due 2007			299.4
7.35%, due 2008	250.4	249.8	246.8
8.25%, due 2013	461.8	450.6	435.8
6.75%, due 2014	400.0	400.0	400.0
6.75%, due 2014 (€225 million)	355.0	331.1	300.3
6.875%, due 2017 (€300 million)	473.3	441.5	400.4
Senior Debentures:
7.50%, due 2010	258.5	253.0	245.5
7.80%, due 2018	250.0	250.0	250.0
Other	122.1	118.2	95.2
Total long-term debt	3,465.9	3,278.8	5,411.4
Less amounts due within one year	273.4	265.3	308.0
Long-term debt	$3,192.5	$3,013.5	$5,103.4

On June 14, 2006, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  At March 31, 2008, the Agreement included a $900.0 million revolving credit facility, a 225.0 million Australian dollar term loan, and a 110.8 million Canadian dollar term loan, each of which has a final maturity date of June 15, 2012. It also included a $191.5 million term loan and a €191.5 million term loan, each of which has a final maturity date of June 14, 2013.

At March 31, 2008 the Company’s subsidiary borrowers had unused credit of $725.6 million available under the Agreement.

The weighted average interest rate on borrowings outstanding under the Agreement at March 31, 2008 was 6.08%.

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

The $250 million principal amount of the 7.35% senior notes will mature on May 15, 2008.  The Company will utilize borrowings under the revolving credit facility to fund the retirement of the notes.

Information related to the Company’s accounts receivable securitization program is as follows:

	March 31,	Dec. 31,	March 31,
	2008	2007	2007

Balance (included in short-term loans)	$439.6	$361.8	$229.2

Weighted average interest rate	6.10%	5.48%	5.61%

3.  Supplemental Cash Flow Information

	Three months ended March 31,
	2008	2007

Interest paid in cash	$40.4	$60.6

Income taxes paid in cash	25.3	33.2

4.  Comprehensive Income

The components of comprehensive income are: (a) net earnings; (b) change in fair value of certain derivative instruments; (c) pension and other postretirement benefit adjustments; and (d) foreign currency translation adjustments.  Total comprehensive income is as follows:

	Three months ended March 31,
	2008	2007

Net earnings	$178.1	$53.2
Foreign currency translation adjustments	91.3	36.3
Pension and other postretirement benefit adjustments	8.3	11.8
Change in fair value of derivative instruments, net of tax	23.2	24.7
Total comprehensive income	$300.9	$126.0

For the three months ended March 31, 2008, foreign currency translation adjustments includes a loss of approximately $24.2 million related to a hedge of the Company’s net investment in a non-U.S. subsidiary.

5.  Inventories

Major classes of inventory are as follows:

	March 31,	Dec. 31,	March 31,
	2008	2007	2007
Finished goods	$1,050.8	$861.1	$897.7
Work in process	1.9	1.4	3.5
Raw materials	100.4	90.5	105.2
Operating supplies	69.3	67.8	66.1

	$1,222.4	$1,020.8	$1,072.5

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

As of March 31, 2008, the Company has determined that it is a named defendant in asbestos lawsuits and claims involving approximately 14,000 plaintiffs and claimants.  Based on an analysis of the lawsuits pending as of December 31, 2007, approximately 89% of plaintiffs either do not specify the monetary damages sought, or in the case of court filings, claim an amount sufficient to invoke the jurisdictional minimum of the trial court.  Approximately 9% of plaintiffs specifically plead damages of $15 million or less, and 1% of plaintiffs specifically plead damages greater than $15 million but less than $100 million.  Fewer than 1% of plaintiffs specifically plead damages $100 million or greater but less than $123 million.

As indicated by the foregoing summary, current pleading practice permits considerable variation in the assertion of monetary damages.  The Company’s experience resolving hundreds of thousands of asbestos claims and lawsuits over an extended period demonstrates that the monetary relief which may be alleged in a complaint bears little relevance to a claim’s merits or disposition value.  Rather, the amount potentially recoverable is determined by such factors as the plaintiff’s severity of disease, the product identification evidence against specific defendants, the defenses available to those defendants, the specific jurisdiction in which the claim is made, and the plaintiff’s history of smoking or exposure to other possible disease-causative factors.

In addition to the pending claims set forth above, the Company has claims-handling agreements in place with many plaintiffs’ counsel throughout the country.  These agreements require evaluation and negotiation regarding whether particular claimants qualify under the criteria established by such agreements. The criteria for such claims include verification of a compensable illness and a reasonable probability of exposure to a product manufactured by the Company’s former business unit during its manufacturing period ending in 1958.  Some plaintiffs’ counsel have historically withheld claims under these agreements for later presentation while focusing their attention on active litigation in the tort system.  The Company believes that as of March 31, 2008 there are approximately 1,100 claims against other defendants which are likely to be asserted some time in the future against the Company. These claims are not included in the pending “lawsuits and claims” totals set forth above.

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

Since receiving its first asbestos claim, the Company as of March 31, 2008, has disposed of the asbestos claims of approximately 361,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $7,000.  Certain of these dispositions have included deferred amounts payable over a number of years.  Deferred amounts payable totaled approximately $31.8 million at March 31, 2008 ($34.0 million at December 31, 2007) and are included in the foregoing average indemnity payment per claim.  The Company’s indemnity payments for these claims have varied on a per claim basis, and are expected to continue to vary considerably over time.  As discussed above, a part of the Company’s objective is to achieve, where possible, resolution of asbestos claims pursuant to claims-handling agreements.  Failure of claimants to meet certain medical and product exposure criteria in the Company’s administrative claims handling agreements has generally reduced the number of marginal or suspect claims that would otherwise have been received. This may have the effect of increasing the Company’s per-claim average indemnity payment over time.

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

7. Segment Information

The Company’s former Plastics Packaging segment has been reclassified to discontinued operations for 2007 as a result of the July 31, 2007 sale of that business.  Following the sale, the Company redefined its reportable segments and divided the former Glass Containers segment into four geographic segments:  (1) North America; (2) Europe; (3) Asia Pacific; (4) South America.  These four segments are aligned with the Company’s internal approach to managing, reporting, and evaluating performance of its global glass operations.  In connection with this change, certain assets and activities not directly related to one of the regions or to glass manufacturing are reported with Retained Corporate Costs and Other.  These include licensing, equipment manufacturing, global engineering, and non-glass equity investments.  Amounts for 2007 in the following tables are presented on the redefined basis.

The Company’s measure of profit for its reportable segments is Segment Operating Profit, which consists of consolidated earnings from continuing operations before interest income, interest expense, provision for income taxes and minority share owners’ interests in earnings of subsidiaries and excludes amounts related to certain items that management considers not representative of ongoing operations.  The Company’s management uses Segment Operating Profit, in combination with gross profit percentage and selected cash flow information, to evaluate performance and to allocate resources.

Segment Operating Profit for reportable segments includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided.  Beginning in 2008, the Company revised its method of allocating corporate expenses.  The Company decreased slightly the percentage allocation based on sales and significantly expanded the number of functions included in the allocation based on cost of services. It is not practicable to quantify the net effect of these changes on periods prior to 2008. However, the effect for 2008 was to reduce the amount of retained corporate costs by approximately $8 million.  The information below is presented on a continuing operations basis, and therefore, the 2007 amounts exclude amounts related to the discontinued operations.   See Note 14 for more information.

Financial information for the three month periods ended March 31, 2008 and 2007 regarding the Company’s reportable segments is as follows:

	2008	2007
Net Sales:
Europe	$888.9	$728.4
North America	530.9	523.4
South America	254.2	203.2
Asia Pacific	250.0	212.5
Reportable segment totals	1,924.0	1,667.5
Other	36.5	16.5
Consolidated totals	$1,960.5	$1,684.0

	2008	2007
Segment Operating Profit:
Europe	$147.6	$74.8
North America	55.5	62.5
South America	73.6	48.0
Asia Pacific	45.4	24.7
Reportable segment totals	322.1	210.0
Retained corporate costs and other	1.5	(27.0)
Consolidated totals	323.6	183.0

Reconciliation to earnings from continuing operations before income taxes and minority share owners’ interest in earnings of subsidiaries:

Items excluded from Segment Operating Profit:
Restructuring and asset impairment	(12.9)
Interest income	8.7	3.4
Interest expense	(64.3)	(81.0)
Total	$255.1	$105.4

Financial information regarding the Company’s total assets is as follows:

	March 31,	Dec. 31,	March 31,
	2008	2007	2007
Total assets (1):
Europe	$4,425.3	$4,124.1	$3,911.1
North America	2,016.2	1,946.9	1,823.2
South America	974.5	965.7	800.3
Asia Pacific	1,617.5	1,558.1	1,483.5
Reportable segment totals	9,033.5	8,594.8	8,018.1
Other	923.9	729.8	1,581.3
Consolidated totals	$9,957.4	$9,324.6	$9,599.4

(1) Retained Corporate Costs and Other includes assets of discontinued operations.

8. Other Costs and Expenses

During the first quarter of 2008, the Company recorded charges totaling $12.9 million ($9.7 million after tax), for additional restructuring and asset impairment in the Caribbean, Asia Pacific, Europe, and North America.  The charges reflect the additional results of the Company’s ongoing global profitability review.  See Note 10 for additional information.

9. Derivative Instruments

At March 31, 2008, the Company had the following derivative instruments related to its various hedging programs:

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

The following selected information relates to fair value swaps at March 31, 2008:

				Asset
	Amount	Receive	Average	(Liability)
	Hedged	Rate	Spread	Recorded

Senior Notes due 2008	$250.0	7.35%	3.5%	$0.4
Senior Debentures due 2010	250.0	7.50%	3.2%	8.5
Senior Notes due 2013	450.0	8.25%	3.7%	11.8
Total	$950.0			$20.7

Commodity Hedges

The Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows.  The Company continually evaluates the natural gas market with respect to its forecasted usage requirements over the next twelve to eighteen months and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements over that period.  At March 31, 2008, the Company had entered into commodity futures contracts for approximately 48% (approximately 8,320,000 MM BTUs) of its estimated North American usage requirements for the last three quarters of 2008 and approximately 8% (approximately 1,920,000 MM BTUs) for the full year 2009.

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

The above futures contracts are accounted for as cash flow hedges at March 31, 2008.

At March 31, 2008, an unrecognized gain of $18.7 million (pretax and after tax), related to the domestic commodity futures contracts, was included in OCI, which will be reclassified into earnings over the next twelve months.  The ineffectiveness related to these natural gas hedges for the three months ended March 31, 2008 was not material.

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

10.  Restructuring Accruals

During the third and fourth quarters of 2007, the Company recorded charges totaling $100.3 million ($84.1 million after tax), for restructuring and asset impairment in the Caribbean, Europe, and North America. The Company recorded additional charges of $12.9 million ($9.7 million after tax) in the first quarter of 2008 for restructuring and asset impairment in the Caribbean, Asia-Pacific, Europe, and North America. These charges, amounting to $113.2 million, reflect the initial conclusions of the Company’s global profitability review commenced in mid-2007.

Equity Investment

In the Company’s 50%-owned affiliate in the Caribbean, declining productivity and cash flows resulted in impairment of the Company’s equity investment, establishment of valuation allowances against advances to the affiliate, and accrual of certain contingent obligations for total charges of $45.0 million recorded in 2007 with an additional $0.9 million recorded in the first quarter of 2008.

Production Capacity

In Europe, North America, and Asia Pacific, the Company decided to curtail selected production capacity.  Because the future undiscounted cash flows of the related asset groups were not sufficient to recover their carrying amounts, the assets were considered impaired.  As a result the assets were written down to the extent their carrying amounts exceeded fair value.  The curtailment of plant capacity resulted in elimination of approximately 560 jobs and a corresponding reduction in the Company’s workforce.  The Company accrued certain employee separation costs, plant clean up, and other exit costs.  In total, impairments, accrued costs, and other valuation adjustments amounted to $55.3 million in the third and fourth quarters of 2007 with an additional $12.0 million recorded in the first quarter of 2008.  Probable future cash expenditures will amount to $40.0 million. The Company expects that the majority of these costs will be paid out by the end of 2008.

Selected information related to the restructuring accrual is as follows, with 2008 activity translated into dollars at the March 31, 2008 exchange rate:

Total restructuring accrual at December 31, 2007	$55.3
Net cash paid, principally severance and related benefits	(1.7)
Additional charges	12.0
Other, principally foreign exchange translation	(0.8)
Remaining restructuring accrual as of March 31, 2008	$64.8

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

The European restructuring accrual recorded in the second quarter of 2005 was in addition to the initial estimated accrual of €63.8 million recorded in 2004. Selected information related to the restructuring accrual is as follows, with 2008 activity translated from Euros into dollars at the March 31, 2008 exchange rate:

Total European restructuring accrual (€110.9 million)	$134.1
Net cash paid, principally severance and related benefits	(41.0)
Other, principally foreign exchange translation	(12.2)
Remaining European restructuring accrual as of December 31, 2005	80.9
Net cash paid, principally severance and related benefits	(33.7)
Partial reversal of accrual (goodwill adjustment)	(7.6)
Other, principally foreign exchange translation	(1.5)
Remaining European restructuring accrual as of December 31, 2006	38.1
Net cash paid, principally severance and related benefits	(17.8)
Other, principally foreign exchange translation	7.4
Remaining European restructuring accrual as of December 31, 2007	27.7
Net cash paid, principally severance and related benefits	(2.4)
Other, principally foreign exchange translation	0.8
Remaining European restructuring accrual as of March 31, 2008	$26.1

11.  Pensions

The components of the net periodic pension (income) cost for the three months ended March 31, 2008 and 2007 were as follows:

	2008	2007
Service cost	$12.1	$13.9
Interest cost	55.1	52.3
Expected asset return	(81.1)	(78.0)

Amortization:
Loss	7.7	11.5
Prior service credit	(0.2)	(0.2)
Net amortization	7.5	11.3
Net periodic pension (income) cost	$(6.4)	$(0.5)

Total for continuing operations	$(6.4)	$0.1
Total for discontinued operations		(0.6)
	$(6.4)	$(0.5)

12.  Postretirement Benefits Other Than Pensions

The components of the net postretirement benefit cost for the three months ended March 31, 2008 and 2007 were as follows:

	2008	2007
Service cost	$0.6	$0.8
Interest cost	4.3	4.3

Amortization:
Prior service credit	(0.8)	(1.0)
Loss	1.6	1.6
Net amortization	0.8	0.6
Net postretirement benefit cost	$5.7	$5.7

Total for continuing operations	$5.7	$4.9
Total for discontinued operations		0.8
	$5.7	$5.7

13. New Accounting Standards

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS No. 161”).  FAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial condition, financial performance, and cash flows. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Adoption of FAS No. 161 is not presently expected to have a material impact on the Company’s results of operations, financial position or cash flows.

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

As required by FAS No. 144, the Company has presented the results of operations for the plastics packaging business in the Condensed Consolidated Results of Operations for the three months ended March 31, 2007 as discontinued operations.  Interest expense was allocated to the discontinued operations based on debt that was required by an amendment to the Agreement to be repaid from the net proceeds.  At March 31, 2007, the assets and liabilities of the plastics packaging business are presented in the Condensed Consolidated Balance Sheet as the assets and liabilities of discontinued operations.

The following summarizes the revenues and expenses of the discontinued operations as reported in the consolidated results of operations for the period indicated:

Three months
ended
March 31,
2007
Net sales	$188.3
Manufacturing, shipping, and delivery	(144.3)
Gross profit	44.0
Selling and administrative expense	(8.2)
Research, development, and engineering expense	(3.8)
Interest expense	(33.9)
Other expense	(0.4)
Losses before item below	(2.3)
Credit for income taxes	0.2

Net loss from discontinued operations	$(2.1)

The gain on sale of discontinued operations of $4.1 million reported in 2008 relates to an adjustment of the 2007 gain on the sale of the plastics packaging business mainly related to finalizing certain tax allocations and resolution of the selling price in accordance with the final contract.

The condensed consolidated balance sheet at March 31, 2007 included the following assets and liabilities related to the discontinued operations:

Balance at
March 31,
2007
Assets:
Inventories	$69.2
Accounts receivable	52.5
Other current assets	1.0
Total current assets	122.7
Goodwill	215.5
Other long-term assets	42.7
Net property, plant, and equipment	324.0
Total assets	$704.9

Liabilities:
Accounts payable and other current liabilities	$75.0
Other long-term liabilities	8.2
Total liabilities	$83.2

15. Convertible Preferred Stock

On February 29, 2008, the Company announced that all outstanding shares of convertible preferred stock would be redeemed on March 31, 2008, if not converted by holders prior to that date.  All conversions and redemptions were completed by March 31 through the issuance of 8,584,479 shares of common stock. The conversions and redemptions resulted in an increase in common stock and capital in excess of par value totaling approximately $450 million.

16. Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (FAS No. 157) which defines fair value, establishes a framework for measuring fair value and enhances disclosure about fair value measurements.  On February 2, 2008, the FASB issued FASB Staff Position No. 157-2 (FSP 157-2) which delays the effective date of FAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on least an annual basis.  Where the measurement objective specifically requires the use of “fair value” the Company has adopted the provisions of FAS No. 157 related to financial assets and financial liabilities as of January 1, 2008.  The adoption of FAS No. 157 had no impact on the Company.

FAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  FAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs for which there is little or no market data, which requires the Company to develop assumptions.

The Company’s derivative assets and liabilities consist of interest rate swaps, natural gas forwards, and foreign exchange option and forward contracts.  The Company uses an income approach to valuing these contracts.  Interest rate yield curves, natural gas forward rates, and foreign exchange rates are the significant inputs into the valuation models.  These inputs are observable in active markets over the terms of the instruments the Company holds, and accordingly, the Company classifies the $17.6 million net derivative asset as Level 2 in the hierarchy.

The Company adopted Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (“FAS No. 159”) effective January 1, 2008.  This standard permits entities to choose to measure many financial instruments and certain other items at fair value.  While FAS No. 159 became effective January 1, 2008, The Company did not elect the fair value measurement option for any of our financial assets or liabilities.

17.  Financial Information for Subsidiary Guarantors and Non-Guarantors

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

	March 31, 2008
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Accounts receivable	$—	$—	$1,320.6	$—	$1,320.6
Inventories			1,222.4		1,222.4
Other current assets			571.8		571.8
Total current assets	—	—	3,114.8	—	3,114.8
Investments in and advances to subsidiaries	3,664.1	2,914.1		(6,578.2)	—
Goodwill			2,522.2		2,522.2
Other non-current assets			1,325.2		1,325.2
Total other assets	3,664.1	2,914.1	3,847.4	(6,578.2)	3,847.4
Property, plant, and equipment, net			2,995.2		2,995.2
Total assets	$3,664.1	$2,914.1	$9,957.4	$(6,578.2)	$9,957.4
Current liabilities :
Accounts payable and accrued liabilities	$—	$—	$1,635.4	$—	$1,635.4
Current portion of asbestos liability	210.0				210.0
Short-term loans and long-term debt due within one year	250.0		835.1	(250.0)	835.1
Total current liabilities	460.0	—	2,470.5	(250.0)	2,680.5
Long-term debt	504.7		3,187.8	(500.0)	3,192.5
Asbestos-related liabilities	205.3				205.3
Other non-current liabilities and minority interests	(4.7)		1,385.0		1,380.3
Capital structure	2,498.8	2,914.1	2,914.1	(5,828.2)	2,498.8
Total liabilities and share owners’ equity	$3,664.1	$2,914.1	$9,957.4	$(6,578.2)	$9,957.4

	December 31, 2007
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Accounts receivable	$—	$—	$1,185.6	$—	$1,185.6
Inventories			1,020.8		1,020.8
Other current assets			488.2		488.2
Total current assets	—	—	2,694.6	—	2,694.6
Investments in and advances to subsidiaries	3,392.9	2,642.9		(6,035.8)	—
Goodwill			2,428.1		2,428.1
Other non-current assets			1,251.9		1,251.9
Total other assets	3,392.9	2,642.9	3,680.0	(6,035.8)	3,680.0
Property, plant, and equipment, net			2,950.0		2,950.0
Total assets	$3,392.9	$2,642.9	$9,324.6	$(6,035.8)	$9,324.6

Current liabilities :
Accounts payable and accrued liabilities	$—	$—	$1,618.6	$—	$1,618.6
Current portion of asbestos liability	210.0				210.0
Short-term loans and long-term debt due within one year	250.0		700.9	(250.0)	700.9
Total current liabilities	460.0	—	2,319.5	(250.0)	2,529.5
Long-term debt	500.3		3,013.2	(500.0)	3,013.5
Asbestos-related liabilities	245.5				245.5
Other non-current liabilities and minority interests	(0.3)		1,349.0		1,348.7
Capital structure	2,187.4	2,642.9	2,642.9	(5,285.8)	2,187.4
Total liabilities and share owners’ equity	$3,392.9	$2,642.9	$9,324.6	$(6,035.8)	$9,324.6

	March 31, 2007
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Accounts receivable	$—	$—	$1,130.9	$—	$1,130.9
Inventories			1,072.5		1,072.5
Other current assets			378.2		378.2
Assets of discontinued operations			122.7		122.7
Total current assets	—	—	2,704.3	—	2,704.3
Investments in and advances to subsidiaries	2,186.1	1,136.1		(3,322.2)	—
Goodwill			2,276.0		2,276.0
Other non-current assets			1,202.8		1,202.8
Assets of discontinued operations			582.2		582.2
Total other assets	2,186.1	1,136.1	4,061.0	(3,322.2)	4,061.0
Property, plant, and equipment, net			2,834.1		2,834.1
Total assets	$2,186.1	$1,136.1	$9,599.4	$(3,322.2)	$9,599.4
Current liabilities :
Accounts payable and accrued liabilities	$—	$—	$1,392.6	$—	$1,392.6
Current portion of asbestos liability	149.0				149.0
Short-term loans and long-term debt due within one year	300.0		550.4	(300.0)	550.4
Liabilities of discontinued operations			75.0		75.0
Total current liabilities	449.0	—	2,018.0	(300.0)	2,167.0
Liabilities of discontinued operations			8.2		8.2
Long-term debt	743.7		5,109.7	(750.0)	5,103.4
Asbestos-related liabilities	497.7				497.7
Other non-current liabilities and minority interests	6.3		1,327.4		1,333.7
Capital structure	489.4	1,136.1	1,136.1	(2,272.2)	489.4
Total liabilities and share owners’ equity	$2,186.1	$1,136.1	$9,599.4	$(3,322.2)	$9,599.4

	Three months ended March 31, 2008
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$1,960.5	$—	$1,960.5
Manufacturing, shipping, and delivery			(1,503.7)		(1,503.7)
Gross profit	—	—	456.8	—	456.8
Research, engineering, selling, administrative, and other			(163.8)		(163.8)
External interest expense	(14.4)		(49.9)		(64.3)
Intercompany interest expense		(14.4)	(14.4)	28.8	—
External interest income			8.7		8.7
Intercompany interest income	14.4	14.4		(28.8)	—
Equity earnings from subsidiaries	174.0	174.0		(348.0)	—
Other equity earnings			11.1		11.1
Other revenue			6.6		6.6
Earnings from continuing operations before items below	174.0	174.0	255.1	(348.0)	255.1
Provision for income taxes			(64.9)		(64.9)
Minority share owners’ interests in earnings of subsidiaries			(16.2)		(16.2)
Earnings from continuing operations	174.0	174.0	174.0	(348.0)	174.0
Gain on sale of discontinued operations	4.1	4.1	4.1	(8.2)	4.1
Net earnings	$178.1	$178.1	$178.1	$(356.2)	$178.1

	Three months ended March 31, 2007
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$1,684.0	$—	$1,684.0
Manufacturing, shipping, and delivery			(1,356.2)		(1,356.2)
Gross profit	—	—	327.8	—	327.8
Research, engineering, selling, administrative, and other			(158.4)		(158.4)
External interest expense	(20.6)		(60.4)		(81.0)
Intercompany interest expense		(20.6)	(20.6)	41.2	—
External interest income			3.4		3.4
Intercompany interest income	20.6	20.6		(41.2)	—
Equity earnings from subsidiaries	55.3	55.3		(110.6)	—
Other equity earnings			5.1		5.1
Other revenue			8.5		8.5
Earnings from continuing operations before items below	55.3	55.3	105.4	(110.6)	105.4
Provision for income taxes			(38.6)		(38.6)
Minority share owners’ interests in earnings of subsidiaries			(11.5)		(11.5)
Earnings from continuing operations	55.3	55.3	55.3	(110.6)	55.3
Net losses of discontinued operations	(2.1)	(2.1)	(2.1)	4.2	(2.1)
Net earnings	$53.2	$53.2	$53.2	$(106.4)	$53.2

	Three months ended March 31, 2008
			Non-
		Guarantor	Guarantor
Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(40.2)	$—	$60.9	$—	$20.7
Cash used in investing activities			(77.0)		(77.0)
Cash provided by financing activities	40.2		99.2		139.4
Effect of exchange rate change on cash			12.2		12.2
Net change in cash	—	—	95.3	—	95.3
Cash at beginning of period			387.7		387.7
Cash at end of period	$—	$—	$483.0	$—	$483.0

	Three months ended March 31, 2007
			Non-
		Guarantor	Guarantor
Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash used in operating activities	$(41.0)	$—	$(3.1)	$—	$(44.1)
Cash used in investing activities			(46.1)		(46.1)
Cash provided by financing activities	41.0		116.2		157.2
Effect of exchange rate change on cash			4.0		4.0
Net change in cash	—	—	71.0	—	71.0
Cash at beginning of period			222.7		222.7
Cash at end of period	$—	$—	$293.7	$—	$293.7

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

Quarters ended March 31, 2008 and 2007

Net sales from continuing operations were $276.5 million higher than the prior year principally resulting from improved pricing, product mix, and favorable foreign currency exchange rates, partially offset by decreased sales volume.

Segment Operating Profit for reportable segments was $112.1 million higher than the prior year.  The benefits of product mix, higher selling prices and favorable exchange rates were partially offset by inflationary cost increases and decreased unit shipments.

Interest expense for the first quarter of 2008 was $64.3 million compared to $81.0 million from continuing operations for the first quarter of 2007. The decrease was due to lower debt levels, lower variable interest rates under the Company’s bank credit agreement, and fixed to floating swaps.

Net earnings from continuing operations for 2008 were $174.0 million, or $1.02 per share (diluted), compared to $55.3 million, or $0.31 per share (diluted) for 2007.  Earnings in 2008 included items that management considered not representative of ongoing operations. These items decreased net earnings in 2008 by $9.7 million, or $0.06 per share.

Cash payments for asbestos-related costs were $40.2 million for 2008 compared to $41.0 million for 2007.

Capital spending for property, plant, and equipment for continuing operations was $45.4 million for 2008 compared to $32.6 million for 2007.

Results of Operations – First Quarter of 2008 compared with First Quarter of 2007

Net Sales

The Company’s net sales by segment for the first quarter of 2008 and 2007 are presented in the following table.  For further information, see Segment Information included in Note 7 to the Condensed Consolidated Financial Statements.

	2008	2007
	(dollars in millions)
Europe	$888.9	$728.4
North America	530.9	523.4
South America	254.2	203.2
Asia Pacific	250.0	212.5
Reportable segment totals	1,924.0	1,667.5
Other	36.5	16.5
Consolidated totals	$1,960.5	$1,684.0

The Company’s net sales for the first quarter of 2008 increased $276.5 million, or 16.4%, over the first quarter of 2007.

The change in net sales for reportable segments can be summarized as follows (dollars in millions):

Net sales - 2007		$1,667.5
Effects of changing foreign currency rates	$187.0
Net effect of price and mix	119.0
Decreased sales volume	(49.5)
Total effect on net sales		256.5
Net sales - 2008		$1,924.0

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

	2008	2007
	(dollars in millions)
Europe	$147.6	$74.8
North America	55.5	62.5
South America	73.6	48.0
Asia Pacific	45.4	24.7
Reportable segment totals	322.1	210.0
Retained corporate costs and other	1.5	(27.0)
Consolidated totals	$323.6	$183.0

Segment Operating Profit for reportable segments for the first quarter of 2008 increased $112.1 million, or 53.4%, to $322.1 million, compared with Segment Operating Profit of $210.0 million for the first quarter of 2007.

The change in Segment Operating Profit for reportable segments can be summarized as follows (dollars in millions):

Segment Operating Profit - 2007		$210.0
Net effect of price and mix	$119.0
Effects of changing foreign currency rates	35.0
Manufacturing and delivery	(55.0)
Decreased sales volume	(12.0)
Other	25.1
Total net effect on Segment Operating Profit		112.1
Segment Operating Profit - 2008		$322.1

Retained corporate costs and other for 2008 was income of $1.5 million compared with expense of $27.0 million for 2007. Beginning in 2008, the Company revised its method of allocating corporate expenses.  The Company decreased slightly the percentage allocation based on sales and significantly expanded the number of functions included in the allocation based on cost of services.  It is not practicable to quantify the net effect of these changes on periods prior to 2008.  However, the effect for 2008 was to reduce the amount of retained corporate costs by approximately $8 million.  Also contributing to the decrease was increased pension income for 2008 and the absence of an accrual for self-insured risks for property related losses from the first quarter of 2007.

Interest Expense

Interest expense for the first quarter of 2008 was $64.3 million compared to $81.0 million from continuing operations for the first quarter of 2007. The decrease was due to lower debt levels, lower variable interest rates under the Company’s bank credit agreement, and fixed to floating swaps.

Minority Share Owners’ Interest in Earnings of Subsidiaries

Minority share owners’ interest in earnings of subsidiaries for the first quarter of 2008 was $16.2 million compared to $11.5 million for the first quarter of 2007.  The increase is primarily attributed to higher earnings from the Company’s operations in South America.

Provision for Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2008 was 25.4%, compared with 36.6% for the first three months of 2007. The reduction is principally due to:  (1) a change in mix of earnings to jurisdictions where the Company is subject to lower effective rates, and (2) the effect of higher earnings and lower interest costs in the U.S., where the Company has recognized a valuation allowance on net deferred tax assets.  Based upon the current projection for the mix of earnings for 2008, the Company expects that the full year effective tax rate will be slightly below the 24.4% effective tax rate for 2007.

Restructuring and Impairment Charges

During the first quarter of 2008, the Company recorded charges totaling $12.9 million ($9.7 million after tax), for additional restructuring and asset impairment in the Caribbean, Asia Pacific, Europe, and North America.  The charges reflect the additional results of the Company’s ongoing global profitability review.  See Note 10 for additional information.

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

As required by FAS No. 144, the Company has presented the results of operations for the plastics packaging business in the Condensed Consolidated Results of Operations for the three months ended March 31, 2007 as discontinued operations.  Interest expense was allocated to the discontinued operations based on debt that was required by an amendment to the Secured Credit Agreement to be repaid from the net proceeds.  At March 31, 2007, the assets and liabilities of the plastics packaging business are presented in the Condensed Consolidated Balance Sheet as the assets and liabilities of discontinued operations.

The following summarizes the revenues and expenses of the discontinued operations as reported in the consolidated results of operations for the period indicated:

Three months ended March 31, 2007
Net sales	$188.3
Manufacturing, shipping, and delivery	(144.3)
Gross profit	44.0
Selling and administrative expense	(8.2)
Research, development, and engineering expense	(3.8)
Interest expense	(33.9)
Other expense	(0.4)
Losses before item below	(2.3)
Credit for income taxes	0.2

Net loss from discontinued operations	$(2.1)

The gain on sale of discontinued operations of $4.1 million reported in 2008 relates to an adjustment of the 2007 gain on the sale of the plastics packaging business mainly related to finalizing certain tax allocations and resolution of the selling price in accordance with the final contract.

The condensed consolidated balance sheet at March 31, 2007 included the following assets and liabilities related to the discontinued operations:

Balance at
March 31,
2007
Assets:
Inventories	$69.2
Accounts receivable	52.5
Other current assets	1.0
Total current assets	122.7
Goodwill	215.5
Other long-term assets	42.7
Net property, plant, and equipment	324.0
Total assets	$704.9

Liabilities:
Accounts payable and other current liabilities	$75.0
Other long-term liabilities	8.2
Total liabilities	$83.2

Capital Resources and Liquidity

The Company's total debt at March 31, 2008 was $4.03 billion, compared to $3.71 billion at December 31, 2007 and $5.65 billion at March 31, 2007.

On June 14, 2006, the Company’s subsidiary borrowers entered into the secured credit agreement (the “Agreement”).  At March 31, 2008, the Agreement included a $900.0 million revolving credit facility, a 225.0 million Australian dollar term loan, and a 110.8 million Canadian dollar term loan, each of which has a final maturity date of June 15, 2012. It also included a $191.5 million term loan and a €191.5 million term loan, each of which has a final maturity date of June 14, 2013.

At March 31, 2008 the Company’s subsidiary borrowers had unused credit of $725.6 million available under the Agreement.

The weighted average interest rate on borrowings outstanding under the Agreement at March 31, 2008 was 6.08%.

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

Information related to the Company’s accounts receivable securitization program is as follows:

	March 31,	Dec. 31,	March 31,
	2008	2007	2007

Balance (included in short-term loans)	$439.6	$361.8	$229.2

Weighted average interest rate	6.10%	5.48%	5.61%

Cash provided by continuing operating activities in the first three months of 2008 was $20.7 million compared with a use of $40.2 million in the prior year. The increase is mainly attributable to improved earnings, partially offset by a larger seasonal increase in working capital.

Capital spending for property, plant, and equipment was $45.4 million in the first three months of 2008 compared with $32.6 million (continuing operations) in the prior year.  In addition, during 2007, the Company capitalized $4.1 million under capital lease obligations with the related financing recorded as long term debt.

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

Property, Plant, and Equipment

The net carrying amount of property, plant, and equipment (“PP&E”) at March 31, 2008 totaled $2,995.2 million, representing 30% of total assets.  Depreciation expense for the three months ended March 31, 2008 totaled $113.6 million, representing over 6% of total costs and expenses. Given the significance of PP&E and associated depreciation to the Company’s consolidated financial statements, the determinations of an asset’s cost basis and its economic useful life are considered to be critical accounting estimates.

Cost Basis - PP&E is recorded at cost, which is generally objectively quantifiable when assets are purchased individually.   However, when assets are purchased in groups, or as part of a business, costs assigned to PP&E are based on an estimate of fair value of each asset at the date of acquisition.  These estimates are based on assumptions about asset condition, remaining useful life and market conditions, among others.  The Company frequently employs expert appraisers to aid in allocating cost among assets purchased as a group.

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

In mid-2007, the Company began a strategic review of its global manufacturing footprint.  The review is expected to be ongoing in 2008 and 2009.  As an initial result of this review, during the third and fourth quarters of 2007 and the first quarter of 2008, the Company recorded charges that included asset impairments in North America, the Caribbean, Asia Pacific and Europe.  It is possible that the Company may conclude in the future that it will close or temporarily idle additional selected facilities or production lines and reduce headcount to increase operating performance and cash flows.  As of March 31, 2008, no other decisions had been made and no events had occurred that would require an additional evaluation of possible impairment in accordance with FAS No. 144.  For additional information on charges recorded in 2008 and 2007, see Notes 8 and 10 to the Condensed Consolidated Financial Statements.

Goodwill – Goodwill at March 31, 2008 totaled $2,522.2 million, representing 25% of total assets.  As required by FAS No. 142, “Goodwill and Other Intangibles,” the Company evaluates goodwill annually (or more frequently if impairment indicators arise) for impairment.  The Company conducts its evaluation as of October 1 of each year.  Goodwill impairment testing is performed using the business enterprise value (“BEV”) of each reporting unit which is calculated as of a measurement date by determining the present value of debt-free, after-tax projected future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer.  This BEV is then compared to the book value of each reporting unit as of the measurement date to assess whether an impairment of goodwill may exist.

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

Other Long-Lived Assets – Other long-lived assets include, among others, equity investments and repair parts inventories.  The Company’s equity investments are non-publicly traded ventures with other companies in businesses related to those of the Company.  Equity investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  In the event that a decline in fair value of an investment occurs, and the decline in value is considered to be other than temporary, an impairment loss is recognized. Summarized financial information of equity affiliates is included in Note 5 to the 2007 Annual Report on Form 10-K.  For additional information on charges recorded in 2008 and 2007, see Notes 8 and 10 to the Condensed Consolidated Financial Statements.

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

Pension Benefit Plans

Significant Estimates - The determination of pension obligations and the related pension expense or credits to operations involves significant estimates.  The most significant estimates are the discount rate used to calculate the actuarial present value of benefit obligations and the expected long-term rate of return on plan assets.  The Company uses discount rates based on yields of high quality fixed rate debt securities at the end of the year.  At December 31, 2007, the weighted average discount rate for all plans was 5.87%.  The Company uses an expected long-term rate of return on assets that is based on both past performance of the various plans’ assets and estimated future performance of the assets.  Due to the nature of the plans’ assets and the volatility of debt and equity markets, actual returns may vary significantly from year to year.  The Company refers to average historical returns over longer periods (up to 10 years) in determining its expected rates of return because short-term fluctuations in market values do not reflect the rates of return the Company expects to achieve based upon its long-term investing strategy.  For purposes of determining pension charges and credits in 2008, the Company’s estimated weighted average expected long-term rate of return on plan assets is 8.1%, unchanged from 2007.  The Company recorded pension income (expense) from continuing operations of $6.4 million and $(0.1) million for the three months ended March 31, 2008 and 2007, respectively, from its principal defined benefit pension plans.  Depending on currency translation rates, the Company expects to record approximately $26 million of pension income for the full year of 2008.  The expected improvement in 2008 is a result of higher asset values, principally in the U.S. plans.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk.

There have been no material changes in market risk at March 31, 2008 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2008.

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

Item 1A.  Risk Factors.

There have been no material changes in risk factors at March 31, 2008 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

OWENS-ILLINOIS, INC.

Date	May 9, 2008	By	/s/ Edward C. White
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