Form 10-Q
period 2008-09-30
OWENS ILLINOIS INC /DE/
filed 2008-11-07
CIK 812074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.   20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For Quarter Ended September 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if a	Smaller reporting company ☐
smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Owens-Illinois, Inc. $.01 par value common stock – 167,005,976 shares at September 30, 2008.

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

On July 31, 2007, the Company completed the sale of its plastics packaging business to Rexam PLC.  As required by Statement of Financial Accounting Standards (“FAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has presented the results of operations for the plastics packaging business in the Condensed Consolidated Results of Operations for the three and nine month periods ended September 30, 2007 as discontinued operations.

The format of the Company’s 2007 condensed consolidated income statement has been reclassified to conform to the presentation used in the current period.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions, except per share amounts)

	Three months ended September 30,
	2008	2007

Net sales	$2,008.6	$1,928.4
Manufacturing, shipping, and delivery expense	(1,601.3)	(1,511.2)

Gross profit	407.3	417.2

Selling and administrative expense	(120.8)	(130.5)
Research, development, and engineering expense	(17.1)	(15.3)
Interest expense	(66.3)	(97.0)
Interest income	10.4	21.4
Equity earnings	12.9	8.4
Royalties and net technical assistance	5.0	5.0
Other income	1.9	3.9
Other expense	(94.5)	(72.7)

Earnings from continuing operations before items below	138.8	140.4

Provision for income taxes	(42.2)	(46.7)
Minority share owners’ interests in earnings of subsidiaries	(18.0)	(18.1)
Earnings from continuing operations	78.6	75.6
Net earnings of discontinued operations		9.0
Gain on sale of discontinued operations		1,071.9
Net earnings	$78.6	$1,156.5

Convertible preferred stock dividends		(5.4)
Earnings available to common share owners	$78.6	$1,151.1

Basic earnings per share of common stock:
Earnings from continuing operations	$0.47	$0.46
Net earnings of discontinued operations		0.05
Gain on sale of discontinued operations		6.93
Net earnings	$0.47	$7.44
Weighted average shares outstanding (thousands)	165,462	154,730
Diluted earnings per share of common stock:
Earnings from continuing operations	$0.46	$0.45
Net earnings of discontinued operations		0.05
Gain on sale of discontinued operations		6.36
Net earnings	$0.46	$6.86
Weighted diluted average shares (thousands)	170,058	168,681

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions, except per share amounts)

	Nine months ended September 30,
	2008	2007

Net sales	$6,179.7	$5,609.4
Manufacturing, shipping, and delivery expense	(4,790.4)	(4,435.0)

Gross profit	1,389.3	1,174.4

Selling and administrative expense	(379.4)	(388.3)
Research, development, and engineering expense	(51.0)	(46.5)
Interest expense	(199.8)	(260.2)
Interest income	29.1	30.0
Equity earnings	36.7	22.3
Royalties and net technical assistance	14.8	14.7
Other income	5.1	8.8
Other expense	(130.3)	(102.8)

Earnings from continuing operations before items below	714.5	452.4

Provision for income taxes	(183.0)	(123.5)
Minority share owners’ interests in earnings of subsidiaries	(51.4)	(44.2)

Earnings from continuing operations	480.1	284.7
Net earnings of discontinued operations		2.8
Gain on sale of discontinued operations	7.9	1,071.9
Net earnings	$488.0	$1,359.4

Convertible preferred stock dividends	(5.4)	(16.1)
Earnings available to common share owners	$482.6	$1,343.3
Basic earnings per share of common stock:
Earnings from continuing operations	$2.92	$1.75
Net earnings of discontinued operations		0.02
Gain on sale of discontinued operations	0.05	6.97
Net earnings	$2.97	$8.74
Weighted average shares outstanding (thousands)	162,390	153,744
Diluted earnings per share of common stock:
Earnings from continuing operations	$2.81	$1.70
Net earnings of discontinued operations		0.02
Gain on sale of discontinued operations	0.05	6.41
Net earnings	$2.86	$8.13
Weighted diluted average shares (thousands)	170,483	167,167

See accompanying notes.

 OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	Sept. 30,	Dec. 31,	Sept. 30,
	2008	2007	2007
Assets
Current assets:
Cash and cash equivalents	$410.5	$387.7	$1,544.9
Short-term investments, at cost which approximates market	34.0	59.8	60.4
Receivables, less allowances for losses and discounts ($37.5 at September 30, 2008, $36.0 at December 31, 2007, and $41.6 at September 30, 2007)	1,194.1	1,185.6	1,170.4
Inventories	1,141.2	1,020.8	1,024.1
Prepaid expenses	57.3	40.7	46.3

Total current assets	2,837.1	2,694.6	3,846.1

Investments and other assets:
Equity investments	94.5	81.0	76.5
Repair parts inventories	136.3	155.8	140.4
Prepaid pension	624.9	566.4	529.9
Deposits, receivables, and other assets	462.4	448.7	460.3
Goodwill	2,333.3	2,428.1	2,388.0

Total other assets	3,651.4	3,680.0	3,595.1

Property, plant, and equipment, at cost	6,345.9	6,423.1	6,251.8
Less accumulated depreciation	3,597.0	3,473.1	3,358.5

Net property, plant, and equipment	2,748.9	2,950.0	2,893.3

Total assets	$9,237.4	$9,324.6	$10,334.5

	Sept. 30,	Dec. 31,	Sept. 30,
	2008	2007	2007
Liabilities and Share Owners’ Equity
Current liabilities:
Short-term loans and long-term debt due within one year	$496.4	$700.9	$1,862.1
Current portion of asbestos-related liabilities	210.0	210.0	250.0
Accounts payable	901.5	957.5	945.4
Other liabilities	773.3	661.1	643.2
Total current liabilities	2,381.2	2,529.5	3,700.7

Long-term debt	2,961.1	3,013.5	2,977.8
Deferred taxes	72.1	109.4	101.9
Pension benefits	273.1	313.7	330.9
Nonpension postretirement benefits	273.5	287.0	283.4
Other liabilities	361.4	386.9	405.2
Asbestos-related liabilities	105.2	245.5	211.4
Commitments and contingencies
Minority share owners’ interests	249.1	251.7	237.7

Share owners’ equity:
Convertible preferred stock, par value		452.5	452.5
Common stock, par value $.01 per share 250,000,000 shares authorized, 178,623,719 shares issued and outstanding, less 11,617,743 treasury shares at September 30, 2008 (169,063,219 issued and outstanding, less 11,712,278 treasury shares at December 31, 2007 and 168,509,547 issued and outstanding, less 11,741,996 treasury shares at September 30, 2007)	1.8	1.7	1.7
Capital in excess of par value	2,905.0	2,420.0	2,393.8
Treasury stock, at cost	(222.8)	(224.6)	(225.2)
Retained earnings (deficit)	197.3	(285.3)	(261.1)
Accumulated other comprehensive income (loss)	(320.6)	(176.9)	(276.2)
Total share owners’ equity	2,560.7	2,187.4	2,085.5
Total liabilities and share owners’ equity	$9,237.4	$9,324.6	$10,334.5

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in millions)

	Nine months ended Sept. 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$488.0	$1,359.4
Net earnings of discontinued operations		(2.8)
Gain on sale of discontinued operations	(7.9)	(1,071.9)
Non-cash charges (credits):
Depreciation	339.3	320.9
Amortization of intangibles and other deferred items	21.5	18.9
Amortization of finance fees	6.0	6.6
Deferred tax (benefit) provision	(43.1)	16.8
Restructuring and asset impairment	111.7	61.9
Other	61.1	48.2
Asbestos-related payments	(140.3)	(226.2)
Change in non-current operating assets	4.5	13.3
Change in non-current liabilities	(79.0)	(56.9)
Change in components of working capital	(227.0)	(17.7)
Cash provided by continuing operating activities	534.8	470.5
Cash provided by discontinued operating activities		11.3
Cash flows from investing activities:
Additions to property, plant, and equipment - continuing	(238.5)	(164.7)
Additions to property, plant, and equipment - discontinued		(23.3)
Advances to equity affiliate - net	(8.1)
Acquisitions, net of cash acquired		(9.8)
Net cash proceeds (payments) related to divestitures and asset sales	(16.0)	1,798.0
Cash provided by (utilized in) investing activities	(262.6)	1,600.2
Cash flows from financing activities:
Additions to long-term debt	636.8	403.6
Repayments of long-term debt	(906.4)	(1,173.8)
Increase (decrease) in short-term loans	66.0	(28.7)
Net payments for hedging activity	(47.1)
Payment of finance fees		(6.3)
Convertible preferred stock dividends	(5.4)	(16.1)
Issuance of common stock and other	14.5	43.8
Cash utilized in financing activities	(241.6)	(777.5)
Effect of exchange rate fluctuations on cash	(7.8)	17.7
Increase in cash	22.8	1,322.2
Cash at beginning of period	387.7	222.7
Cash at end of period	$410.5	$1,544.9

See accompanying notes.

OWENS-ILLINOIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tabular data dollars in millions,
except share and per share amounts

1.              Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended Sept. 30,
	2008	2007
Numerator:
Net earnings	$78.6	$1,156.5
Convertible preferred stock dividends		(5.4)
Numerator for basic earnings per share - income available to common share owners	$78.6	$1,151.1

Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	165,461,841	154,729,843
Effect of dilutive securities:
Convertible preferred stock		8,589,355
Stock options and other	4,596,597	5,362,301
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	170,058,438	168,681,499

Basic earnings per share:
Earnings from continuing operations	$0.47	$0.46
Net earnings of discontinued operations		0.05
Gain on sale of discontinued operations		6.93
Net earnings	$0.47	$7.44

Diluted earnings per share:
Earnings from continuing operations	$0.46	$0.45
Net earnings of discontinued operations		0.05
Gain on sale of discontinued operations		6.36
Net earnings	$0.46	$6.86

The convertible preferred stock was included in the computation of diluted earnings per share for the three months ended September 30, 2007 on an “if converted” basis since the result was dilutive. For purposes of this computation, the preferred stock dividends were not subtracted from the numerator. Options to purchase 422,331 and 411,902 weighted average shares of common stock that were outstanding during the three months ended September 30, 2008 and 2007, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

The following table sets forth the computation of basic and diluted earnings per share:

	Nine months ended Sept. 30,
	2008	2007
Numerator:
Net earnings	$488.0	$1,359.4
Convertible preferred stock dividends	(5.4)	(16.1)
Numerator for basic earnings per share - income available to common share owners	$482.6	$1,343.3

Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	162,390,032	153,744,361
Effect of dilutive securities:
Convertible preferred stock	2,863,118	8,589,355
Stock options and other	5,230,316	4,833,469
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	170,483,466	167,167,185

Basic earnings per share:
Earnings from continuing operations	$2.92	$1.75
Net earnings of discontinued operations		0.02
Gain on sale of discontinued operations	0.05	6.97
Net earnings	$2.97	$8.74

Diluted earnings per share:
Earnings from continuing operations	$2.81	$1.70
Net earnings of discontinued operations		0.02
Gain on sale of discontinued operations	0.05	6.41
Net earnings	$2.86	$8.13

The convertible preferred stock was included in the computation of diluted earnings per share for the nine months ended September 30, 2008 and 2007 on an “if converted” basis for the period prior to actual conversion since the result was dilutive.  For purposes of this computation, the preferred stock dividends were not subtracted from the numerator.  Options to purchase 186,495 and 1,150,230 weighted average shares of common stock that were outstanding during the nine months ended September 30, 2008 and 2007, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

2.  Debt

The following table summarizes the long-term debt of the Company:

	Sept. 30,	Dec. 31,	Sept. 30,
	2008	2007	2007
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$—	$—
Term Loans:
Term Loan A (225.0 million AUD at Sept. 30, 2008)	180.2	198.1	198.4
Term Loan B	191.5	191.5	195.5
Term Loan C (110.8 million CAD at Sept. 30, 2008)	105.5	113.2	122.4
Term Loan D (€191.5 million at Sept. 30, 2008)	274.9	281.8	276.9
Senior Secured Notes:
8.875%, due 2009			566.9
8.75%, due 2012			625.0
Senior Notes:
7.35%, due 2008		249.8	248.8
8.25%, due 2013	450.9	450.6	436.2
6.75%, due 2014	400.0	400.0	400.0
6.75%, due 2014 (€225 million)	323.0	331.1	318.7
6.875%, due 2017 (€300 million)	430.6	441.5	424.9
Senior Debentures:
7.50%, due 2010	253.6	253.0	247.5
7.80%, due 2018	250.0	250.0	250.0
Other	113.1	118.2	114.2
Total long-term debt	2,973.3	3,278.8	4,425.4
Less amounts due within one year	12.2	265.3	1,447.6
Long-term debt	$2,961.1	$3,013.5	$2,977.8

On June 14, 2006, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  At September 30, 2008, the Agreement included a $900.0 million revolving credit facility, a 225.0 million Australian dollar term loan, and a 110.8 million Canadian dollar term loan, each of which has a final maturity date of June 15, 2012. It also included a $191.5 million term loan and a €191.5 million term loan, each of which has a final maturity date of June 14, 2013.

As a result of the pending bankruptcy of Lehman Brothers Holdings Inc. and several of its subsidiaries, the Company believes that the maximum amount available under the revolving credit facility was reduced by $32.3 million.  After further deducting amounts attributable to letters of credit and overdraft facilities that are supported by the revolving credit facility, at September 30, 2008 the Company’s subsidiary borrowers had unused credit of $745.3 million available under the Agreement.

The weighted average interest rate on borrowings outstanding under the Agreement at September 30, 2008 was 6.10%.

During the second quarter of 2008, the Company used cash from operations and borrowings under the Agreement to retire $250 million principal amount of 7.35% Senior Notes which matured in May 2008.

During October 2006, the Company entered into a €300 million European accounts receivable securitization program.  The program extends through October 2011, subject to annual renewal of backup credit lines.  In addition, the Company participates in a receivables financing program in the Asia Pacific region with a revolving funding committment of 100 million Australian dollars and 25 million New Zealand dollars that extends through January 2009 and November 2008, respectively.

Information related to the Company’s accounts receivable securitization program is as follows:

	Sept. 30,	Dec. 31,	Sept. 30,
	2008	2007	2007
Balance (included in short-term loans)	$390.5	$361.8	$378.7
Weighted average interest rate	6.00%	5.48%	5.75%

3.  Supplemental Cash Flow Information

	Nine months ended Sept. 30,
	2008	2007
Interest paid in cash	$174.6	$294.4
Income taxes paid in cash	106.6	122.8

4.  Comprehensive Income

The components of comprehensive income (loss) are: (a) net earnings; (b) change in fair value of certain derivative instruments; (c) pension and other postretirement benefit adjustments; and (d) foreign currency translation adjustments.  Total comprehensive income is as follows:

	Three months ended
	Sept. 30,
	2008	2007

Net earnings	$78.6	$1,156.5
Foreign currency translation adjustments	(313.4)	132.8
Pension and other postretirement benefit adjustments	6.8	8.8
Change in fair value of derivative instruments, net of tax	(57.0)	3.4
Total comprehensive (loss) income	$(285.0)	$1,301.5

	Nine months ended
	Sept. 30,
	2008	2007

Net earnings	$488.0	$1,359.4
Foreign currency translation adjustments	(152.4)	261.6
Pension and other postretirement benefit adjustments	24.8	32.4
Change in fair value of derivative instruments, net of tax	(16.1)	24.0
Total comprehensive income	$344.3	$1,677.4

For the three months ended September 30, 2008 and 2007, foreign currency translation adjustments includes a gain of approximately $32.7 million and a loss of approximately $16.4 million, respectively, related to a hedge of the Company’s net investment in a non-U.S. subsidiary.

For the nine months ended September 30, 2008 and 2007, foreign currency translation adjustments includes a gain of approximately $8.3 million and a loss of approximately $22.4 million, respectively, related to a hedge of the Company’s net investment in a non-U.S. subsidiary.

5.  Inventories

Major classes of inventory are as follows:

	Sept. 30,	Dec. 31,	Sept. 30,
	2008	2007	2007
Finished goods	$974.0	$861.1	$856.8
Work in process	1.2	1.4	2.3
Raw materials	101.8	90.5	93.1
Operating supplies	64.2	67.8	71.9
	$1,141.2	$1,020.8	$1,024.1

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

As of September 30, 2008, the Company has determined that it is a named defendant in asbestos lawsuits and claims involving approximately 13,000 plaintiffs and claimants.  Based on an analysis of the lawsuits pending as of December 31, 2007, approximately 89% of plaintiffs either do not specify the monetary damages sought, or in the case of court filings, claim an amount sufficient to invoke the jurisdictional minimum of the trial court.  Approximately 9% of plaintiffs specifically plead damages of $15 million or less, and 1% of plaintiffs specifically plead damages greater than $15 million but less than $100 million.  Fewer than 1% of plaintiffs specifically plead damages $100 million or greater but less than $123 million.

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

In addition to the pending claims set forth above, the Company has claims-handling agreements in place with many plaintiffs’ counsel throughout the country.  These agreements require evaluation and negotiation regarding whether particular claimants qualify under the criteria established by such agreements. The criteria for such claims include verification of a compensable illness and a reasonable probability of exposure to a product manufactured by the Company’s former business unit during its manufacturing period ending in 1958.  Some plaintiffs’ counsel have historically withheld claims under these agreements for later presentation while focusing their attention on active litigation in the tort system.  The Company believes that as of September 30, 2008 there are approximately 1,100 claims against other defendants which are likely to be asserted some time in the future against the Company.  These claims are not included in the pending “lawsuits and claims” totals set forth above.

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

Since receiving its first asbestos claim, the Company as of September 30, 2008, has disposed of the asbestos claims of approximately 364,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $7,200.  Certain of these dispositions have included deferred amounts payable over a number of years.  Deferred amounts payable totaled approximately $29.2 million at September 30, 2008 ($34.0 million at December 31, 2007) and are included in the foregoing average indemnity payment per claim.  The Company’s indemnity payments for these claims have varied on a per claim basis, and are expected to continue to vary considerably over time.  As discussed above, a part of the Company’s objective is to achieve, where possible, resolution of asbestos claims pursuant to claims-handling agreements.  Failure of claimants to meet certain medical and product exposure criteria in the Company’s administrative claims handling agreements has generally reduced the number of marginal or suspect claims that would otherwise have been received. This may have the effect of increasing the Company’s per-claim average indemnity payment over time.

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

Segment Operating Profit for reportable segments includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided.  Beginning in 2008, the Company revised its method of allocating corporate expenses.  The Company decreased slightly the percentage allocation based on sales and significantly expanded the number of functions included in the allocation based on cost of services. It is not practicable to quantify the net effect of these changes on periods prior to 2008. However, the effect for the three and nine months ended September 30, 2008 was to reduce the amount of retained corporate costs by approximately $9.0 million and $29.0 million, respectively. The information below is presented on a continuing operations basis, and therefore, the 2007 amounts exclude amounts related to the discontinued operations.   See Note 14 for more information.

Financial information for the three month periods ended September 30, 2008 and 2007 regarding the Company’s reportable segments is as follows:

	2008	2007
Net Sales:
Europe	$869.7	$825.2
North America	580.6	596.2
South America	299.1	253.0
Asia Pacific	248.7	239.4
Reportable segment totals	1,998.1	1,913.8
Other	10.5	14.6
Consolidated totals	$2,008.6	$1,928.4

	2008	2007
Segment Operating Profit:
Europe	$114.8	$106.5
North America	41.7	84.1
South America	92.4	66.1
Asia Pacific	38.7	42.6
Reportable segment totals	287.6	299.3
Retained corporate costs and other	(2.3)	(21.4)
Consolidated totals	285.3	277.9

Reconciliation to earnings from continuing operations before income taxes and minority share owners’ interest in earnings of subsidiaries:

Items excluded from Segment Operating Profit:
Restructuring and asset impairment	(90.6)	(61.9)

Interest income	10.4	21.4
Interest expense	(66.3)	(97.0)
Total	$138.8	$140.4

Financial information for the nine month periods ended September 30, 2008 and 2007 regarding the Company’s reportable segments is as follows:

	2008	2007
Net Sales:
Europe	$2,804.3	$2,455.2
North America	1,717.8	1,733.5
South America	847.4	687.3
Asia Pacific	741.0	662.4
Reportable segment totals	6,110.5	5,538.4
Other	69.2	71.0
Consolidated totals	$6,179.7	$5,609.4

	2008	2007
Segment Operating Profit:
Europe	$458.2	$303.8
North America	165.2	231.6
South America	251.5	172.5
Asia Pacific	124.9	99.5
Reportable segment totals	999.8	807.4
Retained corporate costs and other	(2.9)	(62.9)
Consolidated totals	996.9	744.5

Reconciliation to earnings from continuing operations before income taxes and minority share owners’ interest in earnings of subsidiaries:

Items excluded from Segment Operating Profit:
Restructuring and asset impairment	(111.7)	(61.9)

Interest income	29.1	30.0
Interest expense	(199.8)	(260.2)
Total	$714.5	$452.4

Financial information regarding the Company’s total assets is as follows:

	Sept. 30,	Dec. 31,	Sept. 30,
	2008	2007	2007
Total assets:
Europe	$4,045.4	$4,124.1	$4,440.6
North America	1,942.3	1,946.9	1,839.0
South America	990.8	965.7	913.3
Asia Pacific	1,469.2	1,558.1	1,595.0

Reportable segment totals	8,447.7	8,594.8	8,787.9
Other	789.7	729.8	1,546.6
Consolidated totals	$9,237.4	$9,324.6	$10,334.5

8. Other Costs and Expenses

During the third quarter of 2008, the Company recorded charges totaling $90.6 million ($79.7 million after tax), for restructuring and related asset impairment, principally in North America.  The total of all such charges for the nine months ended September 30, 2008 was $111.7 million ($93.6 million after tax and minority shareowners’ interests).  The charges reflect the additional decisions reached in the Company’s ongoing strategic review of its global manufacturing footprint.  See Note 10 for additional information.

During the third quarter of 2007, the Company recorded a charge of $61.9 million ($55.0 million after tax), for restructuring and asset impairment in South America and Europe.  The charge reflects the initial conclusions of the Company’s ongoing strategic review of its global manufacturing footprint.  See Note 10 for additional information.

9. Derivative Instruments

At September 30, 2008, the Company had the following derivative instruments related to its various hedging programs:

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

The following selected information relates to fair value swaps at September 30, 2008:

	Amount	Receive	Average	Asset
	Hedged	Rate	Spread	Recorded

Senior Debentures due 2010	$250.0	7.50%	3.2%	$3.6
Senior Notes due 2013	450.0	8.25%	3.7%	0.9

Total	$700.0			$4.5

Commodity Hedges

The Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows.  The Company continually evaluates the natural gas market with respect to its forecasted usage requirements over the next twelve to eighteen months and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements over that period.  At September 30, 2008, the Company had entered into commodity futures contracts for approximately 60% (approximately 3,510,000 MM BTUs) of its estimated North American usage requirements for the remaining three months of 2008 and approximately 47% (approximately 9,720,000 MM BTUs) for the full year 2009.

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

The above futures contracts are accounted for as cash flow hedges at September 30, 2008.

At September 30, 2008, an unrecognized loss of $20.7 million (pretax and after tax), related to the North American commodity futures contracts, was included in OCI, which will be reclassified into earnings over the next fifteen months.  The ineffectiveness related to these natural gas hedges for the three and nine months ended September 30, 2008 was not material.

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

10.  Restructuring Accruals

During the third and fourth quarters of 2007, the Company recorded charges totaling $100.3 million ($84.1 million after tax), for restructuring and asset impairment in all segments. The Company recorded additional charges totaling $111.7 million ($93.6 million after tax and minority share owners’ interests) during the first three quarters of 2008 for restructuring and asset impairment.  The 2008 charges consisted primarily of $88.0 million for the closure of two Canadian plants with additional charges across all segments as well as in Retained Corporate Costs and Other.  The combined 2007 and 2008 charges, amounting to $212.0 million, reflect the decisions reached through September 30, 2008 in the Company’s ongoing strategic review of its global manufacturing footprint commenced in mid-2007.  Amounts recorded by the Company do not include any gains that may be realized upon the ultimate sale or disposition of closed facilities.

Equity Investment

In the South American Segment’s 50%-owned Caribbean affiliate, declining productivity and cash flows resulted in impairment of the Company’s equity investment, establishment of valuation allowances against advances to the affiliate, and accrual of certain contingent obligations for total charges of $45.0 million recorded in 2007 with an additional $0.9 million recorded in the first quarter of 2008.

Production Capacity

The Company has decided to curtail and realign selected production capacity and other activities across all segments as well as in Retained Costs and Other.  Because the future undiscounted cash flows of the related asset groups were not sufficient to recover their carrying amounts, the assets were considered impaired.  As a result the assets were written down to the extent their carrying amounts exceeded fair value.  The curtailment of plant capacity and realignment of selected operations will result in elimination of approximately 1,500 jobs and a corresponding reduction in the Company’s workforce.  The Company accrued certain employee separation costs, plant clean up, and other exit costs.  In total, impairments, accrued costs, and other valuation adjustments amounted to $55.3 million in the third and fourth quarters of 2007 with an additional $110.8 million recorded in the first three quarters of 2008.  Probable cash expenditures are expected to total approximately $109.7 million.  The Company expects that the majority of these costs will be paid out by the end of 2009.

Selected information related to the restructuring accrual is as follows:

Total restructuring accrual at December 31, 2007	$30.6
Additional charges	12.0
Write-down of assets to net realizable value	(2.8)
Net cash paid, principally severance and related benefits	(1.7)
Other, principally foreign exchange translation	1.0
Remaining restructuring accrual as of March 31, 2008	39.1
Additional charges	8.2
Write-down of assets to net realizable value	(1.1)
Net cash paid, principally severance and related benefits	(11.0)
Other, principally foreign exchange translation	0.3
Remaining restructuring accrual as of June 30, 2008	35.5
Additional charges	90.6
Write-down of assets to net realizable value	(27.8)
Net cash paid, principally severance and related benefits	(10.1)
Other, principally foreign exchange translation	(1.8)
Remaining restructuring accrual as of September 30, 2008	$86.4

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

The European restructuring accrual recorded in the second quarter of 2005 was in addition to the initial estimated accrual of €63.8 million recorded in 2004. Selected information related to the restructuring accrual is as follows:

Total European restructuring accrual (€110.9 million)	$134.1
Net cash paid, principally severance and related benefits	(41.0)
Other, principally foreign exchange translation	(12.2)
Remaining European restructuring accrual as of December 31, 2005	80.9
Net cash paid, principally severance and related benefits	(33.7)
Partial reversal of accrual (goodwill adjustment)	(7.6)
Other, principally foreign exchange translation	(1.5)
Remaining European restructuring accrual as of December 31, 2006	38.1
Net cash paid, principally severance and related benefits	(17.8)
Other, principally foreign exchange translation	7.4
Remaining European restructuring accrual as of December 31, 2007	27.7
Net cash paid, principally severance and related benefits	(2.4)
Other, principally foreign exchange translation	0.8
Remaining European restructuring accrual as of March 31, 2008	26.1
Net cash paid, principally severance and related benefits	(1.5)
Other, principally foreign exchange translation	(1.6)
Remaining European restructuring accrual as of June 30, 2008	23.0
Net cash paid, principally severance and related benefits	(1.3)
Partial reversal of accrual (goodwill adjustment)	(1.5)
Other, principally foreign exchange translation	(2.1)
Remaining European restructuring accrual as of September 30, 2008	$18.1

11. Pensions

The components of the net periodic pension (income) cost for the three months ended September 30, 2008 and 2007 were as follows:

	2008	2007
Service cost	$11.8	$13.1
Interest cost	54.1	53.0
Expected asset return	(80.0)	(79.6)
Settlement loss		8.1

Amortization:
Loss	7.7	8.3
Prior service credit	(0.2)	(0.1)
Net amortization	7.5	8.2
Net periodic pension (income) expense	$(6.6)	$2.8

Total for continuing operations	$(6.6)	$3.1
Total for discontinued operations		(0.3)
	$(6.6)	$2.8

The components of the net periodic pension (income) cost for the nine months ended September 30, 2008 and 2007 were as follows:

	2008	2007
Service cost	$36.1	$41.2
Interest cost	164.5	158.3
Expected asset return	(242.4)	(236.3)
Settlement loss		8.1

Amortization:
Loss	23.2	31.3
Prior service credit	(0.6)	(0.5)
Net amortization	22.6	30.8
Net periodic pension (income) expense	$(19.2)	$2.1

Total for continuing operations	$(19.2)	$3.7
Total for discontinued operations		(1.6)
	$(19.2)	$2.1

12.  Postretirement Benefits Other Than Pensions

The components of the net postretirement benefit cost for the three months ended September 30, 2008 and 2007 were as follows:

	2008	2007
Service cost	$0.5	$0.7
Interest cost	4.3	4.4

Amortization:
Prior service credit	(0.8)	(0.9)
Loss	1.6	1.4
Net amortization	0.8	0.5
Net postretirement benefit cost	$5.6	$5.6

Total for continuing operations	$5.6	$5.4
Total for discontinued operations		0.2
	$5.6	$5.6

The components of the net postretirement benefit cost for the nine months ended September 30, 2008 and 2007 were as follows:

	2008	2007
Service cost	$1.7	$2.4
Interest cost	13.0	13.1

Amortization:
Prior service credit	(2.3)	(3.0)
Loss	4.7	4.6
Net amortization	2.4	1.6
Net postretirement benefit cost	$17.1	$17.1

Total for continuing operations	$17.1	$15.4
Total for discontinued operations		1.7
	$17.1	$17.1

13. Income Taxes

The Company accounts for income taxes as required by the provisions of FAS No. 109, “Accounting for Income Taxes,” including Interpretation 48 of FAS 109, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 defines criteria that a tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also includes requirement for measuring the amount of the benefit to be recognized in the financial statements and disclosures of changes in such amounts in the notes to financial statements of interim periods.  During the third quarter of 2008, the Company’s estimated unrecognized tax benefits increased by $18.7 million related to tax positions taken in prior years in non-U.S. jurisdictions.

14. New Accounting Standards

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

15. Discontinued Operations

On July 31, 2007, the Company completed the sale of its plastics packaging business to Rexam PLC for approximately $1.825 billion in cash.  The plastics packaging business comprised the Company’s former Plastics Packaging segment.  As required by FAS No. 144, the Company has presented the results of operations for the plastics packaging business in the Condensed Consolidated Results of Operations for the three and nine months ended September 30, 2007 as discontinued operations.  Interest expense was allocated to the discontinued operations based on debt that was required by an amendment to the Agreement to be repaid from the net proceeds.

The following summarizes the revenues and expenses of the discontinued operations as reported in the consolidated results of operations for the periods indicated:

	Three months	Nine months
	ended	ended
	Sept. 30,	Sept. 30,
	2007	2007
Net sales	$65.8	$455.0
Manufacturing, shipping, and delivery expense	(46.0)	(343.5)

Gross profit	19.8	111.5
Selling and administrative expense	(3.8)	(20.7)
Research, development, and engineering	(1.1)	(8.3)
Interest expense	(12.3)	(80.6)
Other revenue (expense), net	1.1	(1.3)

Earnings before items below	3.7	0.6

Credit for income taxes	5.4	2.4
Minority share owners’ interests in earnings of subsidiaries	(0.1)	(0.2)
Gain on sale of discontinued operations	1,071.9	1,071.9

Net earnings from discontinued operations	$1,080.9	$1,074.7

The gain on sale of discontinued operations of $7.9 million reported in 2008 relates to an adjustment of the 2007 gain on the sale of the plastics packaging business mainly related to finalizing certain tax allocations and an adjustment to the selling price in accordance with procedures set forth in the final contract.

16. Convertible Preferred Stock

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

17. Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS No. 157), which defines fair value, establishes a framework for measuring fair value and enhances disclosure about fair value measurements.  On February 2, 2008, the FASB issued FASB Staff Position No. 157-2 (FSP 157-2) which delays the effective date of FAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on at least an annual basis.  Where the measurement objective specifically requires the use of “fair value” the Company has adopted the provisions of FAS No. 157 related to financial assets and financial liabilities as of January 1, 2008. The adoption of FAS No. 157 had no impact on the Company.

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

The Company’s derivative assets and liabilities consist of interest rate swaps, natural gas forwards, and foreign exchange option and forward contracts.  The Company uses an income approach to valuing these contracts.  Interest rate yield curves, natural gas forward rates, and foreign exchange rates are the significant inputs into the valuation models.  These inputs are observable in active markets over the terms of the instruments the Company holds, and accordingly, the Company classifies the $4.0 million net derivative asset as Level 2 in the hierarchy.  The Company also evaluates counterparty risk in determining fair values.

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

	September 30, 2008
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Accounts receivable	$—	$—	$1,194.1	$—	$1,194.1
Inventories			1,141.2		1,141.2
Other current assets			501.8		501.8
Total current assets	—	—	2,837.1	—	2,837.1
Investments in and advances to subsidiaries	3,376.0	2,876.0		(6,252.0)	—
Goodwill			2,333.3		2,333.3
Other non-current assets			1,318.1		1,318.1
Total other assets	3,376.0	2,876.0	3,651.4	(6,252.0)	3,651.4
Property, plant, and equipment, net			2,748.9		2,748.9
Total assets	$3,376.0	$2,876.0	$9,237.4	$(6,252.0)	$9,237.4
Current liabilities :
Accounts payable and accrued liabilities	$—	$—	$1,674.8	$—	$1,674.8
Current portion of asbestos liability	210.0				210.0
Short-term loans and long-term debt due within one year			496.4		496.4
Total current liabilities	210.0	—	2,171.2	—	2,381.2
Long-term debt	500.5		2,960.6	(500.0)	2,961.1
Asbestos-related liabilities	105.3				105.3
Other non-current liabilities and minority interests	(0.5)		1,229.6		1,229.1
Capital structure	2,560.7	2,876.0	2,876.0	(5,752.0)	2,560.7
Total liabilities and share owners’ equity	$3,376.0	$2,876.0	$9,237.4	$(6,252.0)	$9,237.4

	December 31. 2007
Balance Sheet	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Accounts receivable	$—	$—	$1,185.6	$—	$1,185.6
Inventories			1,020.8		1,020.8
Other current assets			488.2		488.2
Total current assets	—	—	2,694.6	—	2,694.6
Investments in and advances to subsidiaries	3,392.9	2,642.9		(6,035.8)	—
Goodwill			2,428.1		2,428.1
Other non-current assets			1,251.9		1,251.9
Total other assets	3,392.9	2,642.9	3,680.0	(6,035.8)	3,680.0
Property, plant, and equipment, net			2,950.0		2,950.0
Total assets	$3,392.9	$2,642.9	$9,324.6	$(6,035.8)	$9,324.6
Current liabilities :
Accounts payable and accrued liabilities	$—	$—	$1,618.6	$—	$1,618.6
Current portion of asbestos liability	210.0				210.0
Short-term loans and long-term debt due within one year	250.0		700.9	(250.0)	700.9
Total current liabilities	460.0	—	2,319.5	(250.0)	2,529.5
Long-term debt	500.3		3,013.2	(500.0)	3,013.5
Asbestos-related liabilities	245.5				245.5
Other non-current liabilities and minority interests	(0.3)		1,349.0		1,348.7
Capital structure	2,187.4	2,642.9	2,642.9	(5,285.8)	2,187.4
Total liabilities and share owners’ equity	$3,392.9	$2,642.9	$9,324.6	$(6,035.8)	$9,324.6

	September 30, 2007
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Accounts receivable	$—	$—	$1,170.4	$—	$1,170.4
Inventories			1,024.1		1,024.1
Other current assets			1,651.6		1,651.6
Total current assets	—	—	3,846.1	—	3,846.1
Investments in and advances to subsidiaries	3,296.9	2,546.9		(5,843.8)	—
Goodwill			2,388.0		2,388.0
Other non-current assets			1,207.1		1,207.1
Total other assets	3,296.9	2,546.9	3,595.1	(5,843.8)	3,595.1
Property, plant, and equipment, net			2,893.3		2,893.3
Total assets	$3,296.9	$2,546.9	$10,334.5	$(5,843.8)	$10,334.5
Current liabilities :
Accounts payable and accrued liabilities	$—	$—	$1,588.6	$—	$1,588.6
Current portion of asbestos liability	250.0				250.0
Short-term loans and long-term debt due within one year	250.0		1,862.1	(250.0)	1,862.1
Total current liabilities	500.0	—	3,450.7	(250.0)	3,700.7
Long-term debt	493.9		2,983.9	(500.0)	2,977.8
Asbestos-related liabilities	211.4				211.4
Other non-current liabilities and minority interests	6.1		1,353.0		1,359.1
Capital structure	2,085.5	2,546.9	2,546.9	(5,093.8)	2,085.5
Total liabilities and share owners’ equity	$3,296.9	$2,546.9	$10,334.5	$(5,843.8)	$10,334.5

	Three months ended September 30, 2008
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$2,008.6	$—	$2,008.6
Manufacturing, shipping, and delivery			(1,601.3)		(1,601.3)
Gross profit	—	—	407.3	—	407.3

Research, engineering, selling, administrative, and other			(232.4)		(232.4)
External interest expense	(9.7)		(56.6)		(66.3)
Intercompany interest expense		(9.7)	(9.7)	19.4	—
External interest income			10.4		10.4
Intercompany interest income	9.7	9.7		(19.4)	—
Equity earnings from subsidiaries	78.6	78.6		(157.2)	—
Other equity earnings			12.9		12.9
Other revenue			6.9		6.9

Earnings before items below	78.6	78.6	138.8	(157.2)	138.8

Provision for income taxes			(42.2)		(42.2)
Minority share owners’ interests in earnings of subsidiaries			(18.0)		(18.0)
Net earnings	$78.6	$78.6	$78.6	$(157.2)	$78.6

	Three months ended September 30, 2007
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$1,928.4	$—	$1,928.4
Manufacturing, shipping, and delivery			(1,511.2)		(1,511.2)
Gross profit	—	—	417.2	—	417.2

Research, engineering, selling, administrative, and other			(218.5)		(218.5)
External interest expense	(14.4)		(82.6)		(97.0)
Intercompany interest expense		(14.4)	(14.4)	28.8	—
External interest income			21.4		21.4
Intercompany interest income	14.4	14.4		(28.8)	—
Equity earnings from subsidiaries	75.6	75.6		(151.2)	—
Other equity earnings			8.4		8.4
Other revenue			8.9		8.9

Earnings from continuing operations before items below	75.6	75.6	140.4	(151.2)	140.4

Provision for income taxes			(46.7)		(46.7)
Minority share owners’ interests in earnings of subsidiaries			(18.1)		(18.1)
Earnings from continuing operations	75.6	75.6	75.6	(151.2)	75.6
Net losses of discontinued operations	1,080.9	1,080.9	1,080.9	(2,161.8)	1,080.9
Net earnings	$1,156.5	$1,156.5	$1,156.5	$(2,313.0)	$1,156.5

	Nine months ended September 30, 2008
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$6,179.7	$—	$6,179.7
Manufacturing, shipping, and delivery			(4,790.4)		(4,790.4)
Gross profit	—	—	1,389.3	—	1,389.3

Research, engineering, selling, administrative, and other			(560.7)		(560.7)
External interest expense	(36.1)		(163.7)		(199.8)
Intercompany interest expense		(36.1)	(36.1)	72.2	—
External interest income			29.1		29.1
Intercompany interest income	36.1	36.1		(72.2)	—
Equity earnings from subsidiaries	480.1	480.1		(960.2)	—
Other equity earnings			36.7		36.7
Other revenue			19.9		19.9

Earnings from continuing operations before items below	480.1	480.1	714.5	(960.2)	714.5

Provision for income taxes			(183.0)		(183.0)
Minority share owners’ interests in earnings of subsidiaries			(51.4)		(51.4)
Earnings from continuing operations	480.1	480.1	480.1	(960.2)	480.1
Net earnings of discontinued operations	7.9	7.9	7.9	(15.8)	7.9
Net earnings	$488.0	$488.0	$488.0	$(976.0)	$488.0

	Nine months ended September 30, 2007
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$5,609.4	$—	$5,609.4
Manufacturing, shipping, and delivery			(4,435.0)		(4,435.0)
Gross profit	—	—	1,174.4	—	1,174.4

Research, engineering, selling, administrative, and other			(537.6)		(537.6)
External interest expense	(52.5)		(207.7)		(260.2)
Intercompany interest expense		(52.5)	(52.5)	105.0	—
External interest income			30.0		30.0
Intercompany interest income	52.5	52.5		(105.0)	—
Equity earnings from subsidiaries	284.7	284.7		(569.4)	—
Other equity earnings			22.3		22.3
Other revenue			23.5		23.5

Earnings from continuing operations before items below	284.7	284.7	452.4	(569.4)	452.4

Provision for income taxes			(123.5)		(123.5)
Minority share owners’ interests in earnings of subsidiaries			(44.2)		(44.2)
Earnings from continuing operations	284.7	284.7	284.7	(569.4)	284.7
Net losses of discontinued operations	1,074.7	1,074.7	1,074.7	(2,149.4)	1,074.7
Net earnings	$1,359.4	$1,359.4	$1,359.4	$(2,718.8)	$1,359.4

	Nine months ended September 30, 2008
			Non-
		Guarantor	Guarantor
Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash provided by (used in) operating activities	$(140.3)	$—	$675.1	$—	$534.8
Cash used in investing activities			(262.6)		(262.6)
Cash provided by (used in) financing activities	140.3		(381.9)		(241.6)
Effect of exchange rate change on cash			(7.8)		(7.8)
Net change in cash	—	—	22.8	—	22.8
Cash at beginning of period			387.7		387.7
Cash at end of period	$—	$—	$410.5	$—	$410.5

	Nine months ended September 30, 2007
			Non-
		Guarantor	Guarantor
Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash provided by (used in) operating activities	$(226.2)	$—	$708.0	$—	$481.8
Cash used in investing activities			1,600.2		1,600.2
Cash provided by (used in) financing activities	226.2		(1,003.7)		(777.5)
Effect of exchange rate change on cash			17.7		17.7
Net change in cash	—	—	1,322.2	—	1,322.2
Cash at beginning of period			222.7		222.7
Cash at end of period	$—	$—	$1,544.9	$—	$1,544.9

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

Quarters ended September 30, 2008 and 2007

Net sales from continuing operations were $80.2 million higher than the prior year principally resulting from improved pricing, favorable product mix, and favorable foreign currency exchange rates partially offset by lower unit shipments.

Segment Operating Profit of reportable segments was $11.7 million lower than the prior year.  The benefits of higher selling prices, improved product mix, and favorable exchange rates were more than offset by inflationary cost increases and lower unit shipments and lower production volume.

Interest expense in 2008 was $66.3 million compared with interest expense of $97.0 million for continuing operations in 2007.  The decrease was principally due to lower variable interest rates under the Company’s bank credit agreement as well as lower overall debt levels.

Net earnings from continuing operations in 2008 were $78.6 million, or $0.46 per share (diluted), compared with $75.6 million, or $0.45 per share (diluted) in 2007.  Earnings in both periods included items that management considered not representative of ongoing operations. These items decreased net earnings in 2008 by $75.1 million, or $0.44 per share, and decreased net earnings in 2007 by $55.0 million, or $0.33 per share.

Cash payments for asbestos-related costs were $36.7 million in 2008 compared with payments of $132.5 million in 2007.  The decrease is due to reduced funding for settlements of certain claims on an accelerated basis.

Capital spending for property, plant, and equipment was $109.5 million in 2008 compared with spending of $62.6 million for continuing operations in 2007.  The increased amount in 2008 returns the Company to its normal spending level.

Nine months ended September 30, 2008 and 2007

Net sales from continuing operations were $570.3 million higher than the prior year principally resulting from improved pricing, favorable product mix, and favorable foreign currency exchange rates partially offset by lower unit shipments.

Segment Operating Profit of reportable segments was $192.4 million higher than the prior year.  The benefits of higher selling prices, improved product mix, and favorable exchange rates were partially offset by lower unit shipments and inflationary cost increases.

Interest expense in 2008 was $199.8 million compared with interest expense of $260.2 million from continuing operations in 2007.  The decrease was principally due to lower variable interest rates under the Company’s bank credit agreement as well as lower overall debt levels partially offset by an increase from foreign currency exchange rates.

Net earnings from continuing operations in 2008 were $480.1 million, or $2.81 per share (diluted), compared with $284.7 million, or $1.70 per share (diluted) in 2007.  Earnings in both periods included items that management considered not representative of ongoing operations. These items decreased net earnings in 2008 by $89.0 million, or $0.53 per share, and decreased net earnings in 2007 by $41.5 million, or $0.25 per share.

Cash payments for asbestos-related costs were $140.3 million in 2008 compared with payments of $226.2 million in 2007.  The decrease is due to reduced funding for settlements of certain claims on an accelerated basis.

Capital spending for property, plant, and equipment was $238.5 million in 2008 compared with spending of $164.7 million for continuing operations in 2007.  The increased amount in 2008 returns the Company to its normal spending level.

Results of Operations – Third Quarter of 2008 compared with Third Quarter of 2007

Net Sales

The Company’s net sales by segment in the third quarter of 2008 and 2007 are presented in the following table.  For further information, see Segment Information included in Note 7 to the Condensed Consolidated Financial Statements.

	2008	2007
	(dollars in millions)
Europe	$869.7	$825.2
North America	580.6	596.2
South America	299.1	253.0
Asia Pacific	248.7	239.4

Reportable segment totals	1,998.1	1,913.8
Other	10.5	14.6
Consolidated totals	2,008.6	1,928.4

The Company’s net sales in the third quarter of 2008 increased $80.2 million, or 4.2%, over the third quarter of 2007.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales - 2007		$1,913.8
Net effect of price and mix	$149.0
Effects of changing foreign currency rates	80.3
Decreased sales volume	(145.0)

Total effect on net sales		84.3
Net sales - 2008		$1,998.1

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

	2008	2007
	(dollars in millions)
Europe	$114.8	$106.5
North America	41.7	84.1
South America	92.4	66.1
Asia Pacific	38.7	42.6

Reportable segment totals	287.6	299.3
Retained corporate costs and other	(2.3)	(21.4)
Consolidated totals	285.3	277.9

Segment Operating Profit of reportable segments in the third quarter of 2008 decreased $11.7 million, or 3.9%, to $287.6 million, compared with Segment Operating Profit of $299.3 million for the third quarter of 2007.

The change in Segment Operating Profit of reportable segments can be summarized as follows (dollars in millions):

Segment Operating Profit - 2007		$299.3
Net effect of price and mix	$149.0
Effects of changing foreign currency rates	13.0
Manufacturing and delivery	(144.0)
Decreased sales volume	(33.0)
Operating expenses	(1.0)
Other	4.3

Total net effect on Segment Operating Profit		(11.7)
Segment Operating Profit - 2008		$287.6

Retained corporate costs and other in 2008 were $2.3 million compared with $21.4 million for 2007.  Beginning in 2008, the Company revised its method of allocating corporate expenses.  The Company decreased slightly the percentage allocation based on sales and significantly expanded the number of functions included in the allocation based on cost of services.  It is not practicable to quantify the net effect of these changes on periods prior to 2008.  However, the effect for the three months ended September 30, 2008 was to reduce the amount of retained corporate costs by approximately $9.0 million.  Also contributing to the decrease was increased pension income for 2008.

Interest Expense

Interest expense in 2008 was $66.3 million compared with interest expense of $97.0 million for continuing operations in 2007.  The decrease was principally due to lower variable interest rates under the Company’s bank credit agreement as well as lower overall debt levels.

Minority Share Owners’ Interest in Earnings of Subsidiaries

Minority share owners’ interest in earnings of subsidiaries in the third quarter of 2008 was $18.0 million compared with $18.1 million in the third quarter of 2007.

Results of Operations – First nine months of 2008 compared with first nine months of 2007

Net Sales

The Company’s net sales by segment in the first nine months of 2008 and 2007 are presented in the following table.  For further information, see Segment Information included in Note 7 to the Condensed Consolidated Financial Statements.

	2008	2007
	(dollars in millions)
Europe	$2,804.3	$2,455.2
North America	1,717.8	1,733.5
South America	847.4	687.3
Asia Pacific	741.0	662.4

Reportable segment totals	6,110.5	5,538.4
Other	69.2	71.0
Consolidated totals	6,179.7	5,609.4

The Company’s net sales in the first nine months of 2008 increased $570.3 million, or 10.2%, over the first nine months of 2007.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales - 2007		$5,538.4
Net effect of price and mix	$422.0
Effects of changing foreign currency rates	469.1
Decreased sales volume	(319.0)

Total effect on net sales		572.1
Net sales - 2008		$6,110.5

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

	2008	2007
	(dollars in millions)
Europe	$458.2	$303.8
North America	165.2	231.6
South America	251.5	172.5
Asia Pacific	124.9	99.5

Reportable segment totals	999.8	807.4
Retained corporate costs and other	(2.9)	(62.9)
Consolidated totals	996.9	744.5

Segment Operating Profit of reportable segments in the first nine months of 2008 increased $192.4 million, or 23.8%, to $999.8 million, compared with Segment Operating Profit of $807.4 million in the first nine months of 2007.

The change in Segment Operating Profit of reportable segments can be summarized as follows (dollars in millions):

Segment Operating Profit - 2007		$807.4
Net effect of price and mix	$422.0
Effects of changing foreign currency rates	80.0
Manufacturing and delivery	(296.0)
Decreased sales volume	(75.0)
Operating expenses	(6.0)
Other	67.4

Total net effect on Segment Operating Profit		192.4
Segment Operating Profit - 2008		$999.8

Retained corporate costs and other in 2008 were $2.9 million compared with $62.9 million in 2007.  Beginning in 2008, the Company revised its method of allocating corporate expenses.  The Company decreased slightly the percentage allocation based on sales and significantly expanded the number of functions included in the allocation based on cost of services.  It is not practicable to quantify the net effect of these changes on periods prior to 2008.  However, the effect for the nine months ended September 30, 2008 was to reduce the amount of retained corporate costs by approximately $29.0 million.  Also contributing to the decrease were lower accruals for self insured risks and increased pension income in 2008.

Interest Expense

Interest expense in the first nine months of 2008 was $199.8 million compared with $260.2 million from continuing operations in the first nine months of 2007.  The decrease was principally due to lower variable interest rates under the Company’s bank credit agreement as well as lower overall debt levels partially offset by an increase from foreign currency exchange rates.

Provision for Income Taxes

The Company’s effective tax rate from continuing operations in the nine months ended September 30, 2008 was 25.6%, compared with 27.3% in the first nine months of 2007. The provision for 2008 includes a net benefit of $6.2 million related to the favorable effect of the Company’s election under recent tax legislation in Italy, partially offset by the tax effects of restructuring in Europe. The provision for 2007 includes a benefit of $13.5 million for the recognition of tax credits related to restructuring of investments in certain European operations.  Excluding those benefits and the effects in both periods of pretax items for which taxes are separately calculated and recorded in the period, the Company’s effective tax rate from continuing operations for the nine months ended 2008 was 24.9% compared with 28.0% for the nine months ended 2007. Based upon the current projection for the mix of earnings for 2008, the Company expects that the full year effective tax rate will be comparable to the 24.4% effective tax rate for 2007 excluding the separately taxed items in both years.

Minority Share Owners’ Interest in Earnings of Subsidiaries

Minority share owners’ interest in earnings of subsidiaries in the first nine months of 2008 was $51.4 million compared with $44.2 million in the first nine months of 2007.  The increase is primarily attributed to higher earnings from the Company’s operations in South America.

Restructuring and Impairment Charges

During the first nine months of 2008, the Company recorded charges totaling $111.7 million ($93.6 million after tax and minority share owners’ interests), for additional restructuring and asset impairment principally in North America with additional charges across all segments as well as in Retained Corporate Costs and Other.  The charges reflect the additional decisions reached in the Company’s ongoing strategic review of its global manufacturing footprint.  See Note 10 for additional information.

During the first nine months of 2007, the Company recorded a charge of $61.9 million ($55.0 million after tax), for restructuring and asset impairment in South America and Europe.  The charge reflects the initial conclusions of the Company’s ongoing strategic review of its global manufacturing footprint.  See Note 10 for additional information.

Discontinued Operations

On July 31, 2007, the Company completed the sale of its plastics packaging business to Rexam PLC for approximately $1.825 billion in cash.  The plastics packaging business comprised the Company’s former Plastics Packaging segment.  As required by FAS No. 144, the Company has presented the results of operations for the plastics packaging business in the Condensed Consolidated Results of Operations for the three and nine months ended September 30, 2007 as discontinued operations.  Interest expense was allocated to the discontinued operations based on debt that was required by an amendment to the Secured Credit Agreement to be repaid from the net proceeds.

The following summarizes the revenues and expenses of the discontinued operations as reported in the consolidated results of operations for the periods indicated:

	Three months	Nine months
	ended	ended
	Sept. 30,	Sept. 30,
	2007	2007

Net sales	$65.8	$455.0
Manufacturing, shipping, and delivery expense	(46.0)	(343.5)

Gross profit	19.8	111.5

Selling and administrative expense	(3.8)	(20.7)
Research, development, and engineering	(1.1)	(8.3)
Interest expense	(12.3)	(80.6)
Other revenue (expense), net	1.1	(1.3)

Earnings before item below	3.7	0.6

Credit for income taxes	5.4	2.4
Minority share owners’ interests in earnings of subsidiaries	(0.1)	(0.2)
Gain on sale of discontinued operations	1,071.9	1,071.9

Net earnings from discontinued operations	$1,080.9	$1,074.7

The gain on sale of discontinued operations of $7.9 million reported in 2008 relates to an adjustment of the 2007 gain on the sale of the plastics packaging business mainly related to finalizing certain tax allocations and an adjustment to the selling price in accordance with procedures set forth in the final contract.

Capital Resources and Liquidity

The Company’s total debt at September 30, 2008 was $3.46 billion, compared to $3.71 billion at December 31, 2007 and $4.84 billion at September 30, 2007.

On June 14, 2006, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  At September 30, 2008, the Agreement included a $900.0 million revolving credit facility, a 225.0 million Australian dollar term loan, and a 110.8 million Canadian dollar term loan, each of which has a final maturity date of June 15, 2012. It also included a $191.5 million term loan and a €191.5 million term loan, each of which has a final maturity date of June 14, 2013.

As a result of the pending bankruptcy of Lehman Brothers Holdings Inc. and several of its subsidiaries, the Company believes that the maximum amount available under the revolving credit facility was reduced by $32.3 million.  After further deducting amounts attributable to letters of credit and overdraft facilities that are supported by the revolving credit facility, at September 30, 2008 the Company’s subsidiary borrowers had unused credit of $745.3 million available under the Agreement.

The weighted average interest rate on borrowings outstanding under the Agreement at September 30, 2008 was 6.10%.

During the second quarter of 2008, the Company used cash from operations and borrowings under the Agreement to retire $250 million principal amount of 7.35% Senior Notes which matured in May 2008.

During October 2006, the Company entered into a €300 million European accounts receivable securitization program.  The program extends through October 2011, subject to annual renewal of backup credit lines.  In addition, the Company participates in a receivables financing program in the Asia Pacific region with a revolving funding committment of 100 million Australian dollars and 25 million New Zealand dollars that extends through January 2009 and November 2008, respectively.

Information related to the Company’s accounts receivable securitization program is as follows:

	Sept. 30,	Dec. 31,	Sept. 30,
	2008	2007	2007

Balance (included in short-term loans)	$390.5	$361.8	$378.7

Weighted average interest rate	6.00%	5.48%	5.75%

Cash provided by continuing operating activities in the first nine months of 2008 was $534.8 million compared with $470.5 million in the prior year.  The increase is mainly attributable to improved earnings and lower payments for asbestos-related costs, partially offset by a larger seasonal increase in working capital.

Capital spending for property, plant, and equipment was $238.5 million in the first nine months of 2008 compared with $164.7 million (continuing operations) in the prior year.  In addition, during 2008 and 2007, the Company capitalized $14.5 million and $24.0 million, respectively, under capital lease obligations with the related financing recorded as long term debt.  The increased amount in 2008 returns the Company to its normal spending level.

During the current downturn in global financial markets, some companies may experience difficulties accessing their cash equivalents, drawing on revolvers, issuing debt, and raising capital generally, which could have a material adverse impact on their liquidity. Notwithstanding these adverse market conditions, the Company anticipates that cash flow from its operations and from utilization of credit available under the Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations on a short-term (twelve-months) and long-term basis.  Based on the Company’s expectations regarding future payments for lawsuits and claims and also based on the Company’s expected operating cash flow, the Company believes that the payment of any deferred amounts of previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits and claims associated with asbestos, will not have a material adverse effect upon the Company’s liquidity on a short-term or long-term basis.

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

Property, Plant, and Equipment

The net carrying amount of property, plant, and equipment (“PP&E”) at September 30, 2008 totaled $2,748.9 million, representing 30% of total assets.  Depreciation expense for the nine months ended September 30, 2008 totaled $339.3 million, representing over 6% of total costs and expenses. Given the significance of PP&E and associated depreciation to the Company’s consolidated financial statements, the determinations of an asset’s cost basis and its economic useful life are considered to be critical accounting estimates.

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

In mid-2007, the Company began a strategic review of its global manufacturing footprint.  The review is expected to be ongoing in 2008 and 2009.  As an initial result of this review, during the third and fourth quarters of 2007 and the first , second, and third quarters of 2008, the Company recorded charges that included impairments of property, plant, and equipment across all segments including certain Retained Corporate activities.  It is possible that the Company may conclude in the future that it will close or temporarily idle additional selected facilities or production lines and reduce headcount to increase operating performance and cash flows.  As of September 30, 2008, no other decisions had been made and no events had occurred that would require an additional evaluation of possible impairment in accordance with FAS No. 144.  For additional information on charges recorded in 2008 and 2007, see Notes 8 and 10 to the Condensed Consolidated Financial Statements.

Goodwill – Goodwill at September 30, 2008 totaled $2,333.3 million, representing 25% of total assets.  As required by FAS No. 142, “Goodwill and Other Intangibles,” the Company evaluates goodwill annually (or more frequently if impairment indicators arise) for impairment.  The Company conducts its evaluation as of October 1 of each year.  Goodwill impairment testing is performed using the business enterprise value (“BEV”) of each reporting unit which is calculated as of a measurement date by determining the present value of debt-free, after-tax projected future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer.  This BEV is then compared to the book value of each reporting unit as of the measurement date to assess whether an impairment of goodwill may exist.

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

The Company is in the process of performing its annual impairment testing as of October 1, 2008.  If the results of impairment testing confirm that a write down of goodwill is necessary, then the Company will record a charge in the fourth quarter of 2008, or earlier if appropriate.  In the event the Company would be required to record a significant write down of goodwill, the charge would have a material adverse effect on reported results of operations and net worth.

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

Pension Benefit Plans

Significant Estimates - The determination of pension obligations and the related pension expense or credits to operations involves significant estimates.  The most significant estimates are the discount rate used to calculate the actuarial present value of benefit obligations and the expected long-term rate of return on plan assets.  The Company uses discount rates based on yields of high quality fixed rate debt securities at the end of the year.  At December 31, 2007, the weighted average discount rate for all plans was 5.87%.  The Company uses an expected long-term rate of return on assets that is based on both past performance of the various plans’ assets and estimated future performance of the assets.  Due to the nature of the plans’ assets and the volatility of debt and equity markets, actual returns may vary significantly from year to year.  The Company refers to average historical returns over longer periods (up to 10 years) in determining its expected rates of return because short-term fluctuations in market values do not reflect the rates of return the Company expects to achieve based upon its long-term investing strategy.  For purposes of determining pension charges and credits in 2008, the Company’s estimated weighted average expected long-term rate of return on plan assets is 8.1%, unchanged from 2007.  The Company recorded pension income (expense) from continuing operations of $19.2 million and $(3.7) million for the nine months ended September 30, 2008 and 2007, respectively, from its principal defined benefit pension plans.  Depending on currency translation rates, the Company expects to record approximately $26 million of pension income for the full year of 2008 compared with $3.4 million of expense related to continuing operations in 2007.  The expected improvement in 2008 is a result of higher asset values, principally in the U.S. plans.

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

Funding - The Company presently estimates it will not be required to make cash contributions to the U.S. plans during the next several years.  Depending on a number of factors, the Company may elect to contribute amounts in excess of minimum required amounts in order to improve the funded status of certain plans.  The Company’s required contributions to its non-U.S. defined benefit pension plans in 2008 are expected to be approximately $62.8 million compared with actual contributions of $63.9 million in 2007.

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

Management judgment is required in determining income tax expense and the related balance sheet amounts.  In addition, under FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) judgments are required concerning the ultimate outcome of uncertain income tax positions.  Actual income taxes paid may vary from estimates, depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. During the third quarter of 2008, the Company’s estimated unrecognized tax benefits increased by $18.7 million related to tax positions taken in prior years in non-U.S. jurisdictions.

Deferred tax assets are also recorded for operating losses and tax credit carryforwards. However, FAS No. 109 requires that a valuation allowance be recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  This assessment is dependent upon projected profitability including the effects of tax planning.  Deferred tax assets and liabilities are determined separately for each tax jurisdiction in which the Company conducts its operations or otherwise incurs taxable income or losses.  In the U.S., the Company has recorded significant deferred tax assets, the largest of which relate to foreign and other tax credits and the accrued liability for asbestos-related costs that are not deductible until paid.  The deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relate to the prepaid pension asset and accelerated depreciation.  The Company has recorded a valuation allowance for the portion of U.S. deferred tax assets not offset by deferred tax liabilities.  During the third quarter of 2007 the Company sold its discontinued plastics operations.  For tax purposes, the gain on the sale was substantially offset by capital and net operating loss carryforwards. The credit for the corresponding reduction in the valuation allowance of $406.8 million was classified as a component of the gain on sale of discontinued operations.  In 2007 the Company implemented a plan to restructure the ownership and intercompany obligations of certain foreign subsidiaries.  These actions resulted in taxation of a significant portion of previously unremitted foreign earnings and will transfer a portion of the Company’s debt service obligations to operations outside the U.S. in order to better balance operating cash flows with financing costs on a global basis.  The foreign earnings reported as taxable in the U.S. were offset by net operating loss carryforwards and foreign tax credits.  Foreign tax credit carryforwards arising from the restructuring were fully offset by an increase in the valuation allowance.

Forward Looking Statements

This document contains “forward looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Forward-looking statements reflect the Company’s current expectations and projections about future events at the time, and thus involve uncertainty and risk. It is possible the Company’s future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) foreign currency fluctuations relative to the U.S. dollar, (2) changes in capital availability or cost, including interest rate fluctuations, (3) the general political, economic and competitive conditions in markets and countries where the Company has its operations, including disruptions in capital markets, disruptions in the supply chain, competitive pricing pressures, inflation or deflation, and changes in tax rates and laws, (4) consumer preferences for alternative forms of packaging, (5) fluctuations in raw material and labor costs, (6) availability of raw materials, (7) costs and availability of energy, (8) transportation costs, (9) the ability of the Company to raise selling prices commensurate with energy and other cost increases without the loss of customers or sales volume, (10) consolidation among competitors and customers, (11) the ability of the Company to integrate operations of acquired businesses and achieve expected synergies, (12) unanticipated expenditures with respect to environmental, safety and health laws, (13) the performance by customers of their obligations under purchase agreements, and (14) the timing and occurrence of events which are beyond the control of the Company, including events related to asbestos-related claims. It is not possible to foresee or identify all such factors. Any forward looking statements in this document are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. Forward-looking statements are not a guarantee of future performance and actual results or developments may differ materially from expectations. While the Company continually reviews trends and uncertainties affecting the Company’s results of operations and financial condition, the Company does not assume any obligation to update or supplement any particular forward looking statements contained in this document.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

There have been no material changes in market risk at September 30, 2008 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2008.

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

Item 1A.  Risk Factors.

Economic Environment - The Company may be adversely affected by the current economic environment.

As a result of the credit market crisis (including uncertainties with respect to financial institutions and the global capital markets), increases in energy costs and other macro-economic challenges currently affecting many of the economies in which the Company operates, customers or vendors may experience serious cash flow problems and as a result, may modify, delay, or curtail plans to purchase the Company’s products and vendors may significantly and quickly increase their prices or reduce their output.  Additionally, if customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to the Company.  Any inability of current and/or potential customers to pay the Company for its products may adversely affect the Company’s earnings and cash flow.  If the economic conditions in the Company’s key markets deteriorate further, the Company may experience material adverse impacts to its business and operating results.

There have been no other material changes in risk factors at September 30, 2008 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

OWENS-ILLINOIS, INC.

Date	November 7, 2008	By	/s/ Edward C. White
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