Form 10-Q
period 2009-03-31
OWENS ILLINOIS INC /DE/
filed 2009-05-06
CIK 812074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.   20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Owens-Illinois, Inc. $.01 par value common stock — 168,286,341 shares at March 31, 2009.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The Condensed Consolidated Financial Statements of Owens-Illinois, Inc. (“the Company”) presented herein are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated. All adjustments are of a normal recurring nature. Because the following unaudited condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

Effective January 1, 2009, the Company adopted the provisions of FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which changed the presentation of noncontrolling interests in subsidiaries. The format of the Company’s condensed consolidated results of operations and condensed consolidated cash flows for the three months ended March 31, 2008 and condensed consolidated balance sheets at March 31, 2008 and December 31, 2008 have been reclassified to conform to the new presentation under FAS No. 160 which is required to be applied retrospectively.

Effective January 1, 2009, the Company adopted the provisions of FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” which required the Company to allocate earnings to unvested restricted shares outstanding during the period. Earnings per share for the three months ended March 31, 2008 were restated in accordance with FSP No. EITF 03-6-1which is required to be applied retrospectively.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions, except per share amounts)

	Three months ended March 31,
	2009	2008
Net sales	$1,519.0	$1,960.5
Manufacturing, shipping, and delivery expense	(1,222.2)	(1,503.7)
Gross profit	296.8	456.8

Selling and administrative expense	(118.5)	(127.8)
Research, development, and engineering expense	(13.9)	(16.0)
Interest expense	(48.1)	(64.3)
Interest income	8.5	8.7
Equity earnings	13.6	11.1
Royalties and net technical assistance	2.8	4.8
Other income	1.6	1.8
Other expense	(52.8)	(20.0)

Earnings from continuing operations before income taxes	90.0	255.1
Provision for income taxes	(31.2)	(64.9)
Earnings from continuing operations	58.8	190.2
Gain on sale of discontinued operations		4.1
Net earnings	58.8	194.3
Net earnings attributable to noncontrolling interests	(13.7)	(16.2)
Net earnings attributable to the Company	$45.1	$178.1

Amounts attributable to the Company:
Earnings from continuing operations	$45.1	$174.0
Gain on sale of discontinued operations		4.1
Net earnings	$45.1	$178.1

Basic earnings per share:
Earnings from continuing operations	$0.27	$1.06
Gain on sale of discontinued operations		0.03
Net earnings	$0.27	$1.09
Weighted average shares outstanding (thousands)	167,080	156,324

Diluted earnings per share:
Earnings from continuing operations	$0.27	$1.02
Gain on sale of discontinued operations		0.02
Net earnings	$0.27	$1.04
Weighted diluted average shares (thousands)	168,469	170,517

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	March 31,	Dec. 31,	March 31,
	2009	2008	2008
Assets
Current assets:
Cash and cash equivalents	$362.3	$379.5	$483.0
Short-term investments, at cost which approximates market	15.9	25.0	51.7
Receivables, less allowances for losses and discounts ($35.2 at March 31, 2009, $39.7 at December 31, 2008, and $35.5 at March 31, 2008)	945.5	988.8	1,320.6
Inventories	1,044.8	999.5	1,222.4
Prepaid expenses	48.4	51.9	37.1

Total current assets	2,416.9	2,444.7	3,114.8

Investments and other assets:
Equity investments	105.3	101.7	87.4
Repair parts inventories	134.5	132.5	157.0
Prepaid pension			591.4
Deposits, receivables, and other assets	478.2	444.5	489.4
Goodwill	2,130.3	2,207.5	2,522.2

Total other assets	2,848.3	2,886.2	3,847.4

Property, plant, and equipment, at cost	5,711.0	5,983.1	6,707.0
Less accumulated depreciation	3,224.6	3,337.5	3,711.8

Net property, plant, and equipment	2,486.4	2,645.6	2,995.2

Total assets	$7,751.6	$7,976.5	$9,957.4

CONDENSED CONSOLIDATED BALANCE SHEETS — Continued

	March 31,	Dec. 31,	March 31,
	2009	2008	2008
Liabilities and Share Owners’ Equity
Current liabilities:
Short-term loans and long-term debt due within one year	$353.6	$393.8	$835.1
Current portion of asbestos-related liabilities	175.0	175.0	210.0
Accounts payable	754.4	838.2	978.5
Other liabilities	554.1	596.3	656.9
Total current liabilities	1,837.1	2,003.3	2,680.5

Long-term debt	2,972.0	2,940.3	3,192.5
Deferred taxes	138.6	77.6	128.8
Pension benefits	703.4	741.8	314.4
Nonpension postretirement benefits	234.4	239.7	279.6
Other liabilities	324.4	360.1	409.1
Asbestos-related liabilities	285.5	320.3	205.3
Commitments and contingencies
Share owners’ equity:
The Company’s share owners’ equity:
Common stock, par value $.01 per share 250,000,000 shares authorized, 179,754,178, 178,705,817, and 178,413,409 shares issued and outstanding, respectively	1.8	1.8	1.8
Capital in excess of par value	2,921.8	2,913.3	2,887.7
Treasury stock, at cost 11,467,837, 11,556,341, and 11,684,080 shares, respectively	(219.9)	(221.5)	(224.0)
Retained earnings (deficit)	12.7	(32.4)	(112.6)
Accumulated other comprehensive loss	(1,700.4)	(1,620.6)	(54.1)
Total share owners’ equity of the Company	1,016.0	1,040.6	2,498.8
Noncontrolling interests	240.2	252.8	248.4
Total share owners’ equity	1,256.2	1,293.4	2,747.2
Total liabilities and share owners’ equity	$7,751.6	$7,976.5	$9,957.4

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in millions)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net earnings	$58.8	$194.3
Net earnings attributable to noncontrolling interest	(13.7)	(16.2)
Gain on sale of discontinued operations		(4.1)
Non-cash charges (credits):
Depreciation	88.4	113.6
Amortization of intangibles and other deferred items	4.3	7.6
Amortization of finance fees	2.4	1.9
Deferred tax provision (benefit)	10.5	(1.7)
Restructuring and asset impairment	50.4	12.9
Other	32.8	20.8
Asbestos-related payments	(34.8)	(40.2)
Cash paid for restructuring activities	(20.2)	(4.1)
Change in non-current operating assets	(2.4)	(0.8)
Change in non-current liabilities	(31.3)	(18.0)
Change in components of working capital	(173.7)	(215.1)
Cash provided by (utilized in) operating activities	(28.5)	50.9
Cash flows from investing activities:
Additions to property, plant, and equipment	(46.6)	(45.4)
Advances to equity affiliate - net	1.6	(15.0)
Net cash proceeds (payments) related to divestitures and asset sales	0.1	(16.6)
Cash utilized in investing activities	(44.9)	(77.0)
Cash flows from financing activities:
Additions to long-term debt	274.9	309.2
Repayments of long-term debt	(183.6)	(222.6)
Increase (decrease) in short-term loans	(17.6)	82.3
Net payments for hedging activity	4.4	(33.9)
Convertible preferred stock dividends		(5.4)
Dividends paid to noncontrolling interests	(17.0)	(30.2)
Issuance of common stock and other	4.0	9.8
Cash provided by financing activities	65.1	109.2
Effect of exchange rate fluctuations on cash	(8.9)	12.2
Increase (decrease) in cash	(17.2)	95.3
Cash at beginning of period	379.5	387.7
Cash at end of period	$362.3	$483.0

See accompanying notes.

OWENS-ILLINOIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tabular data dollars in millions,

except share and per share amounts

1.              Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2009	2008
Numerator:
Net earnings attributable to the Company	$45.1	$178.1
Convertible preferred stock dividends		(5.4)
Net earnings attributable to participating securities	(0.1)	(1.8)

Numerator for basic earnings per share - income available to common share owners	$45.0	$170.9

Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	167,079,573	156,324,072

Effect of dilutive securities:
Convertible preferred stock		8,589,355
Stock options and other	1,388,952	5,603,451

Denominator for diluted earnings per share - adjusted weighted average shares outstanding	168,468,525	170,516,878

Basic earnings per share:
Earnings from continuing operations	$0.27	$1.06
Gain on sale of discontinued operations		0.03

Net earnings	$0.27	$1.09

Diluted earnings per share:
Earnings from continuing operations	$0.27	$1.02
Gain on sale of discontinued operations		0.02

Net earnings	$0.27	$1.04

The convertible preferred stock was included in the computation of diluted earnings per share for the three months ended March 31, 2008 on an “if converted” basis since the result was dilutive. For purposes of this computation, the preferred stock dividends were not subtracted from the numerator. Options to purchase 2,145,884 weighted average shares of common stock that were outstanding during the three months ended March 31, 2009 were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

Effective January 1, 2009, the Company adopted the provisions of FSP No. EITF 03-6-1, which addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method described in FAS No. 128, “Earnings per Share.” FSP No. EITF 03-6-1 requires that unvested share-based payment awards that contain non-forfeitable rights to dividends be treated as participating securities in calculating earnings per share. In accordance with FSP No. EITF 03-6-1, the Company was required to allocate earnings to unvested restricted shares outstanding during the period. Basic earnings per share for the three months ended March 31, 2008 were reduced by $0.02 per share in accordance with FSP No. EITF 03-6-1which requires retrospective application.  There was no impact on basic earnings per share for the three months ended March 31, 2009 or diluted earnings per share in either period.

2.  Debt

The following table summarizes the long-term debt of the Company:

	March 31,	Dec. 31,	March 31,
	2009	2008	2008
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$144.8	$18.7	$86.8
Term Loans:
Term Loan A (225.0 million AUD)	154.2	155.7	206.1
Term Loan B	191.5	191.5	191.5
Term Loan C (110.8 million CAD)	87.8	90.9	108.3
Term Loan D (€191.5 million)	253.2	269.6	302.1
Senior Notes:
7.35%, due 2008			250.4
8.25%, due 2013	468.0	470.0	461.8
6.75%, due 2014	400.0	400.0	400.0
6.75%, due 2014 (€225 million)	297.4	316.8	355.0
6.875%, due 2017 (€300 million)	396.6	422.4	473.3
Senior Debentures:
7.50%, due 2010	257.5	259.5	258.5
7.80%, due 2018	250.0	250.0	250.0
Other	87.9	113.4	122.1
Total long-term debt	2,988.9	2,958.5	3,465.9
Less amounts due within one year	16.9	18.2	273.4
Long-term debt	$2,972.0	$2,940.3	$3,192.5

On June 14, 2006, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  At March 31, 2009, the Agreement included a $900.0 million revolving credit facility, a 225.0 million Australian dollar term loan, and a 110.8 million Canadian dollar term loan, each of which has a final maturity date of June 15, 2012.  It also included a $191.5 million term loan and a €191.5 million term loan, each of which has a final maturity date of June 14, 2013.

As a result of the bankruptcy of Lehman Brothers Holdings Inc. and several of its subsidiaries, the Company believes that the maximum amount available under the revolving credit facility was reduced by $32.3 million.  After further deducting amounts attributable to letters of credit and overdraft facilities that are supported by the revolving credit facility, at March 31, 2009 the Company’s subsidiary borrowers had unused credit of $641.8 million available under the Agreement.

The weighted average interest rate on borrowings outstanding under the Agreement at March 31, 2009 was 2.66%.

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

Information related to the Company’s accounts receivable securitization program is as follows:

	March 31,	Dec. 31,	March 31,
	2009	2008	2008

Balance (included in short-term loans)	$255.2	$293.7	$439.6

Weighted average interest rate	3.72%	5.31%	6.10%

3.  Supplemental Cash Flow Information

	Three months ended March 31,
	2009	2008

Interest paid in cash	$27.2	$40.4

Income taxes paid in cash	37.5	25.3

4.  Share Owners’ Equity

The activity in share owners’ equity for the three months ended March 31, 2009 and 2008 is as follows:

		Share Owners’ Equity of the Company
	Total Share Owners’ Equity	Common Stock, Capital in Excess of Par Value, and Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Non- controlling Interests

Balance on January 1, 2009	$1,293.4	$2,693.6	$(32.4)	$(1,620.6)	$252.8
Issuance of common stock	8.5	8.5
Reissuance of common stock	1.6	1.6
Comprehensive income (loss):
Net earnings	58.8		45.1		13.7
Foreign currency translation adjustments	(88.5)			(79.2)	(9.3)
Pension and other postretirement benefit adjustments	5.4			5.4
Change in fair value of derivative instruments, net of tax	(6.0)			(6.0)
Total comprehensive loss	(30.3)
Dividends paid to noncontrolling interests on subsidiary common stock	(17.0)				(17.0)
Balance on March 31, 2009	$1,256.2	$2,703.7	$12.7	$(1,700.4)	$240.2

		Share Owners’ Equity of the Company
	Total Share Owners’ Equity	Common Stock, Capital in Excess of Par Value, and Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Non- controlling Interests

Balance on January 1, 2008	$1,986.6	$2,197.1	$(285.3)	$(176.9)	$251.7
Issuance of common stock	467.8	467.8
Reissuance of common stock	0.6	0.6
Comprehensive income:
Net earnings	194.3		178.1		16.2
Foreign currency translation adjustments	102.0			91.3	10.7
Pension and other postretirement benefit adjustments	8.3			8.3
Change in fair value of derivative instruments, net of tax	23.2			23.2
Total comprehensive income	327.8
Dividends paid to noncontrolling interests on subsidiary common stock	(30.2)				(30.2)
Dividends paid on convertible preferred stock	(5.4)		(5.4)
Balance on March 31, 2008	$2,747.2	$2,665.5	$(112.6)	$(54.1)	$248.4

5.  Inventories

Major classes of inventory are as follows:

	March 31,	Dec. 31,	March 31,
	2009	2008	2008

Finished goods	$875.6	$831.7	$1,050.8
Work in process	0.7	0.8	1.9
Raw materials	116.2	109.8	100.4
Operating supplies	52.3	57.2	69.3

	$1,044.8	$999.5	$1,222.4

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

As of March 31, 2009, the Company has determined that it is a named defendant in asbestos lawsuits and claims involving approximately 9,000 plaintiffs and claimants.  Based on an analysis of the lawsuits pending as of December 31, 2008, approximately 84% of plaintiffs either do not specify the monetary damages sought, or in the case of court filings, claim an amount sufficient to invoke the jurisdictional minimum of the trial court.  Approximately 15% of plaintiffs specifically plead damages of $15 million or less, and 0.4% of plaintiffs specifically plead damages greater than $15 million but less than $100 million.  Fewer than 1% of plaintiffs specifically plead damages $100 million or greater but less than $122 million.

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

In addition to the pending claims set forth above, the Company has claims-handling agreements in place with many plaintiffs’ counsel throughout the country.  These agreements require evaluation and negotiation regarding whether particular claimants qualify under the criteria established by such agreements. The criteria for such claims include verification of a compensable illness and a reasonable probability of exposure to a product manufactured by the Company’s former business unit during its manufacturing period ending in 1958.  Some plaintiffs’ counsel have historically withheld claims under these agreements for later presentation while focusing their attention on active litigation in the tort system.  The Company believes that as of March 31, 2009 there are approximately 800 claims against other defendants which are likely to be asserted some time in the future against the Company. These claims are not included in the pending “lawsuits and claims” totals set forth above.

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

Since receiving its first asbestos claim, the Company as of March 31, 2009, has disposed of the asbestos claims of approximately 370,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $7,300.  Certain of these dispositions have included deferred amounts payable over a number of years.  Deferred amounts payable totaled approximately $33.1 million at March 31, 2009 ($34.0 million at December 31, 2008) and are included in the foregoing average indemnity payment per claim.  The Company’s indemnity payments for these claims have varied on a per claim basis, and are expected to continue to vary considerably over time.  As discussed above, a part of the Company’s objective is to achieve, where possible, resolution of asbestos claims pursuant to claims-handling agreements.  Failure of claimants to meet certain medical and product exposure criteria in the Company’s administrative claims handling agreements has generally reduced the number of marginal or suspect claims that would otherwise have been received. This may have the effect of increasing the Company’s per-claim average indemnity payment over time.

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

The Company’s measure of profit for its reportable segments is Segment Operating Profit, which consists of consolidated earnings from continuing operations before interest income, interest expense, and provision for income taxes and excludes amounts related to certain items that management considers not representative of ongoing operations as well as certain retained corporate costs.  The Company’s management uses Segment Operating Profit, in combination with selected cash flow information, to evaluate performance and to allocate resources.

Segment Operating Profit for reportable segments includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided.

Financial information for the three month periods ended March 31, 2009 and 2008 regarding the Company’s reportable segments is as follows:

Net sales:	2009	2008
Europe	$612.9	$888.9
North America	494.3	530.9
South America	214.0	254.2
Asia Pacific	182.0	250.0

Reportable segment totals	1,503.2	1,924.0
Other	15.8	36.5
Net sales	$1,519.0	$1,960.5

Segment Operating Profit:	2009	2008
Europe	$44.2	$147.6
North America	62.7	55.5
South America	60.0	73.6
Asia Pacific	25.0	45.4
Reportable segment totals	191.9	322.1

Items excluded from Segment Operating Profit:
Retained corporate costs and other	(11.9)	1.5
Restructuring and asset impairments	(50.4)	(12.9)
Interest income	8.5	8.7
Interest expense	(48.1)	(64.3)
Earnings from continuing operations before income taxes	$90.0	$255.1

Financial information regarding the Company’s total assets is as follows:

	March 31,	Dec. 31,	March 31,
Total assets:	2009	2008	2008
Europe	$3,487.6	$3,758.4	$4,425.3
North America	1,888.0	1,802.9	2,016.2
South America	925.9	976.2	974.5
Asia Pacific	1,245.1	1,239.6	1,617.5

Reportable segment totals	7,546.6	7,777.1	9,033.5
Other	205.0	199.4	923.9
Consolidated totals	$7,751.6	$7,976.5	$9,957.4

8. Other Expense

During the first quarter of 2009, the Company recorded charges totaling $50.4 million ($47.7 million after tax), for restructuring and asset impairment.  The charges reflect the additional decisions reached in the Company’s ongoing strategic review of its global manufacturing footprint.  Charges for similar actions during the first quarter of 2008 totaled $12.0 million ($9.7 million after tax).  See Note 9 for additional information.

During the first quarter of 2008, the Company also recorded an additional $0.9 million (before and after tax), related to the impairment of the Company’s equity investment in the South American Segment’s 50%-owned Caribbean affiliate.

9.  Restructuring Accruals

Beginning in 2007, the Company commenced a strategic review of its global profitability and manufacturing footprint.  The combined 2007, 2008 and 2009 charges, amounting to $238.1 million ($198.0 million after tax and noncontrolling interests) reflect the decisions reached through March 31, 2009 in the Company’s ongoing strategic review of its global manufacturing footprint. The curtailment of plant capacity and realignment of selected operations will result in a reduction in the Company’s workforce of approximately 1,950 jobs.  Amounts recorded by the Company do not include any gains that may be realized upon the ultimate sale or disposition of closed facilities.

As a result of its strategic review, the Company decided to curtail selected production capacity.  Because the future undiscounted cash flows of the related long-lived asset groups were not sufficient to recover their carrying amounts, certain assets were considered impaired.  As a result, those long-lived assets were written down to the extent their carrying amounts exceeded fair value less cost to sell.  The Company classified the significant assumptions used to determine the fair value of the impaired assets, which was not material, as Level 3 in the fair value hierarchy as set forth within FAS No. 157 “Fair Value Measurements”.

The Company accrued certain employee separation costs to be paid under contractual arrangements and other exit costs.

2007

During the third and fourth quarters of 2007, the Company recorded charges totaling $55.3 million ($40.2 million after tax), for restructuring and asset impairment in Europe and North America.  The curtailment of plant capacity resulted in elimination of approximately 560 jobs and a corresponding reduction in the Company’s workforce.

2008

During 2008, the Company recorded charges totaling $132.4 million ($110.1 million after tax and noncontrolling interests), for restructuring and asset impairment across all segments as well as in Retained Corporate Costs and Other.  The curtailment of plant capacity and realignment of selected operations resulted in elimination of approximately 1,240 jobs and a corresponding reduction in the Company’s workforce.

2009

During the first quarter of 2009, the Company recorded charges totaling $50.4 million ($47.7 million after tax), for restructuring and asset impairment in Europe.  The curtailment of plant capacity will result in elimination of approximately 250 jobs and a corresponding reduction in the Company’s workforce.

The Company expects that the majority of the remaining estimated cash expenditures related to the above charges will be paid out by the end of 2009.

Selected information related to the restructuring accrual is as follows:

	Employee Costs	Asset Impairment	Other	Total

2007 Charges	$26.1	$22.3	$6.9	$55.3
Write-down of assets to net realizable value	—	(22.3)	(2.4)	(24.7)
Balance at December 31, 2007	26.1	—	4.5	30.6
2008 charges	70.1	32.5	29.8	132.4
Write-down of assets to net realizable value		(32.5)	(4.7)	(37.2)
Net cash paid, principally severance and related benefits	(35.6)		(7.2)	(42.8)
Other, principally foreign exchange translation	(13.0)		(6.1)	(19.1)
Balance at December 31, 2008	47.6	—	16.3	63.9
2009 charges	19.1	29.3	2.0	50.4
Write-down of assets to net realizable value		(29.3)		(29.3)
Net cash paid, principally severance and related benefits	(18.9)		(1.3)	(20.2)
Other, principally foreign exchange translation	(1.7)		(0.5)	(2.2)
Balance at March 31, 2009	$46.1	$—	$16.5	$62.6

10. Derivative Instruments

The Company has certain derivative assets and liabilities which consist of interest rate swaps, natural gas forwards, and foreign exchange option and forward contracts.  The Company records derivative assets and liabilities at fair value and classifies them as Level 2 in the fair value hierarchy as set forth in FAS No. 157.

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

The following selected information relates to fair value swaps at March 31, 2009:

	Amount	Receive	Average	Asset
	Hedged	Rate	Spread	Recorded

Senior Debentures due 2010	$250.0	7.50%	3.2%	$7.4
Senior Notes due 2013	450.0	8.25%	3.7%	18.0

Total	$700.0			$25.4

For derivative instruments that are designated and qualify as fair value hedges, the change in the fair value of the derivative instrument related to the future cash flows (gain or loss on the derivative) as well as the offsetting change in the fair value of the hedged item attributable to the hedged risk are recognized in current earnings.  The Company includes the gain or loss on the hedged items (i.e. long-term debt) in the same line item (interest expense) as the offsetting loss or gain on the related interest rate swaps.  The effect of the interest rate swaps on the results of operations for the three months ended March 31 is as follows:

	Amount of Gain (Loss)
	Recognized in Interest Expense
	2009	2008

Interest rate swaps	$(4.0)	$17.4
Related long-term debt	4.0	(17.4)

Net impact on interest expense	$—	$—

Commodity Futures Contracts Designated as Cash Flow Hedges

The Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows. The Company continually evaluates the natural gas market with respect to its forecasted usage requirements over the next twelve to twenty-four months and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements over that period. At March 31, 2009, the Company had entered into commodity futures contracts covering approximately 9,300,000 MM BTUs over that period.

The Company accounts for the above futures contracts as cash flow hedges at March 31, 2009 and recognizes them on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owners’ equity (“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. At March 31, 2009, an unrecognized loss of $43.4 million (pretax and after tax) related to the commodity futures contracts was included in Accumulated OCI, and will be reclassified into earnings over the next twelve to twenty-four months.  Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.  The ineffectiveness related to these natural gas hedges for the three months ended March 31, 2009 and 2008 was not material.

The effect of the commodity futures contracts on the results of operations for the three months ended March 31 is as follows:

		Amount of Gain (Loss)
		Reclassified from
Amount of Gain (Loss)		Accumulated OCI into
Recognized in OCI on		Income (reported in
Commodity Futures Contracts		manufacturing, shipping, and
(Effective Portion)		delivery) (Effective Portion)
2009	2008	2009	2008

$(19.3)	$22.3	$(13.3)	$(0.9)

Senior Notes Designated as Net Investment Hedge

During December 2004, a U.S. subsidiary of the Company issued Senior Notes totaling €225 million.  These notes were designated by the Company’s subsidiary as a hedge of a portion of its net investment in a non-U.S. subsidiary with a Euro functional currency.  Because the amount of the Senior Notes matches the hedged portion of the net investment, there is no hedge ineffectiveness. Accordingly, the Company recorded the impact of changes in the foreign currency exchange rate on the Euro-denominated notes in OCI.  The amount recorded in OCI will be reclassified into earnings when the Company sells or liquidates its net investment in the non-U.S. subsidiary.

The effect of the net investment hedge on the results of operations for the three months ended March 31 is as follows:

			Amount of Gain (Loss)
Amount of Gain (Loss)		Location of Gain (Loss)	Reclassified from Accumulated
Recognized in OCI		Reclassified from Accumulated	OCI into Income
2009	2008	OCI into Income	2009	2008

$(19.4)	$(24.2)	N/A	$—	$—

Forward Exchange Contracts not Designated as Hedging Instruments

The Company’s subsidiaries may enter into short-term forward exchange or option agreements to purchase foreign currencies at set rates in the future. These agreements are used to limit exposure to fluctuations in foreign currency exchange rates for significant planned purchases of fixed assets or commodities that are denominated in currencies other than the subsidiaries’ functional currency. Subsidiaries may also use forward exchange agreements to offset the foreign currency risk for receivables and payables, including intercompany receivables and payables, not denominated in, or indexed to, their functional currencies. The Company records these short-term forward exchange agreements on the balance sheet at fair value and changes in the fair value are recognized in current earnings.

At March 31, 2009, various subsidiaries of the Company had outstanding forward exchange and option agreements denominated in various currencies covering the equivalent of approximately $900 million related primarily to intercompany transactions and loans.

The effect of the forward exchange contracts on the results of operations for the three months ended March 31 is as follows:

	Amount of Gain (Loss)
Location of Gain (Loss)	Recognized in Income on
Recognized in Income on	Forward Exchange Contracts
Forward Exchange Contracts	2009	2008

Other expense	$10.5	$(31.1)

Balance Sheet Classification

The Company records the fair values of derivative financial instruments on the balance sheet as follows: (1) receivables if the instrument has a positive fair value and maturity within one year, (2) deposits, receivables, and other assets if the instrument has a positive fair value and maturity after one year, (3) accounts payable and other current liabilities if the instrument has a negative fair value and maturity within one year, and (4) other liabilities if the instrument has a negative fair value and maturity after one year.  The following table shows the amount and classification of the Company’s derivatives as of March 31:

	2009		2008
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Asset Derivatives:
Derivatives designated as hedging instruments
Interest rate swaps			Receivables	$0.4
Interest rate swaps	Deposits, receivables, and other assets	$25.4	Deposits, receivables, and other assets	20.3
Commodity futures contracts			Receivables	1.6
Commodity futures contracts			Deposits, receivables, and other assets	17.1
Total derivatives designated as hedging instruments		25.4		39.4

Derivatives not designated as hedging instruments
Foreign exchange contracts	Receivables	25.5	Receivables	5.2
Foreign exchange contracts	Deposits, receivables, and other assets	2.8	Other liabilities	1.5
Total derivatives not designated as hedging instruments		28.3		6.7

Total asset derivatives		$53.7		$46.1

Liability Derivatives:
Derivatives designated as hedging instruments
Commodity futures contracts	Other liabilities (current)	$42.5
Commodity futures contracts	Other liabilities	0.9
Total derivatives designated as hedging instruments		43.4

Derivatives not designated as hedging instruments
Foreign exchange contracts	Receivables	0.2
Foreign exchange contracts	Other liabilities (current)	3.7
Foreign exchange contracts	Deposits, receivables, and other assets	2.8	Other liabilities	$28.2
Total derivatives not designated as hedging instruments		6.7		28.2

Total liability derivatives		$50.1		$28.2

11.  Pensions Benefit Plans and Other Postretirement Benefits

The components of the net periodic pension cost (income) for the three months ended March 31, 2009 and 2008 were as follows:

	2009	2008

Service cost	$9.9	$12.1
Interest cost	51.5	55.1
Expected asset return	(67.3)	(81.1)

Amortization:
Loss	10.9	7.7
Prior service credit	(0.2)	(0.2)
Net amortization	10.7	7.5
Net periodic pension (income) cost	$4.8	$(6.4)

The components of the net postretirement benefit cost for the three months ended March 31, 2009 and 2008 were as follows:

	2009	2008
Service cost	$0.4	$0.6
Interest cost	4.0	4.3

Amortization:
Prior service credit	(0.8)	(0.8)
Loss	1.0	1.6
Net amortization	0.2	0.8
Net postretirement benefit cost	$4.6	$5.7

12. Noncontrolling Interests

Effective January 1, 2009, the Company adopted the provisions of FAS No. 160.  FAS No. 160  establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and the deconsolidation of a subsidiary.  FAS No. 160 requires an entity to present consolidated net income attributable to the parent and to the noncontrolling interests separately on the face of the consolidated financial statements. FAS No. 160 clarifies that noncontrolling interests in a subsidiary should be accounted for as a component of equity separate from the parent’s equity, rather than in liabilities.  The format of the Company’s condensed consolidated results of operations and condensed consolidated cash flows for the three months ended March 31, 2008 and condensed consolidated balance sheets at March 31, 2008 and December 31, 2008 have been reclassified to conform to the new presentation under FAS No. 160 which is required to be applied retrospectively.  The cash flow presentation was also revised to reflect dividends paid to noncontrolling interests as a cash flow from financing activities.  Previously these cash flows had been reported as an operating activity.

13. New Accounting Standards

In December 2008, the FASB issued a FASB Staff Position on Statement of Financial Accounting Standards No. 132(R), “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS No. 132(R)-1”).  FSP FAS No. 132(R)-1 requires additional year-end disclosures about the fair value of postretirement benefit plan assets to provide users of financial statements with useful, transparent and timely information about the asset portfolios.  FSP FAS No. 132(R)-1 is effective for years ending after December 15, 2009.  Adoption of FSP FAS No. 132(R)-1 will have no impact on the Company’s results of operations, financial position or cash flows.

In April 2009, the FASB issued a FASB Staff Position on Statement of Financial Accounting Standards No. 107 and Accounting Principles Board Opinion No. 28, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1and APB 28-1”).  FSP FAS No. 107-1 and APB 28-1 requires disclosure about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  FSP FAS No. 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009.  Adoption of FSP FAS No. 107-1 and APB 28-1 will have no impact on the Company’s results of operations, financial position or cash flows.

14. Discontinued Operations

The gain on sale of discontinued operations of $4.1 million reported in 2008 relates to an adjustment of the 2007 gain on the sale of the plastics packaging business mainly related to finalizing certain tax allocations and an adjustment to the selling price in accordance with procedures set forth in the final contract.

15. Convertible Preferred Stock

On February 29, 2008, the Company announced that all outstanding shares of convertible preferred stock would be redeemed on March 31, 2008, if not converted by holders prior to that date.  All conversions and redemptions were completed by March 31, 2008 through the issuance of 8,584,479 shares of common stock. The conversions and redemptions resulted in an increase in common stock and capital in excess of par value.

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

	March 31, 2009
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Accounts receivable	$—	$—	$945.5	$—	$945.5
Inventories			1,044.8		1,044.8
Other current assets			426.6		426.6

Total current assets	—	—	2,416.9	—	2,416.9
Investments in and advances to subsidiaries	2,216.7	1,716.7		(3,933.4)	—
Goodwill			2,130.3		2,130.3
Other non-current assets			718.0		718.0

Total other assets	2,216.7	1,716.7	2,848.3	(3,933.4)	2,848.3
Property, plant, and equipment, net			2,486.4		2,486.4
Total assets	$2,216.7	$1,716.7	$7,751.6	$(3,933.4)	$7,751.6

Current liabilities :
Accounts payable and accrued liabilities	$—	$—	$1,308.5	$—	$1,308.5
Current portion of asbestos liability	175.0				175.0
Short-term loans and long-term debt due within one year			353.6		353.6

Total current liabilities	175.0	—	1,662.1	—	1,837.1
Long-term debt	508.0		2,964.0	(500.0)	2,972.0
Asbestos-related liabilities	285.5				285.5
Other non-current liabilities	(8.0)		1,408.8		1,400.8
Capital structure	1,256.2	1,716.7	1,716.7	(3,433.4)	1,256.2
Total liabilities and share owners’ equity	$2,216.7	$1,716.7	$7,751.6	$(3,933.4)	$7,751.6

	December 31, 2008
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Accounts receivable	$—	$—	$988.8	$—	$988.8
Inventories			999.5		999.5
Other current assets			456.4		456.4

Total current assets	—	—	2,444.7	—	2,444.7
Investments in and advances to subsidiaries	2,288.7	1,788.7		(4,077.4)	—

Goodwill			2,207.5		2,207.5
Other non-current assets			678.7		678.7

Total other assets	2,288.7	1,788.7	2,886.2	(4,077.4)	2,886.2

Property, plant and equipment, net			2,645.6		2,645.6

Total assets	$2,288.7	$1,788.7	$7,976.5	$(4,077.4)	$7,976.5

Current liabilities :
Accounts payable and accrued liabilities	$—	$—	$1,434.5	$—	$1,434.5
Current portion of asbestos liability	175.0				175.0
Short-term loans and long-term debt due within one year			393.8		393.8

Total current liabilities	175.0	—	1,828.3	—	2,003.3

Long-term debt	508.9		2,931.4	(500.0)	2,940.3
Asbestos-related liabilities	320.3				320.3
Other non-current liabilities	(8.9)		1,428.1		1,419.2

Capital structure	1,293.4	1,788.7	1,788.7	(3,577.4)	1,293.4

Total liabilities and share owners’ equity	$2,288.7	$1,788.7	$7,976.5	$(4,077.4)	$7,976.5

	March 31, 2008
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Accounts receivable	$—	$—	$1,320.6	$—	$1,320.6
Inventories			1,222.4		1,222.4
Other current assets			571.8		571.8

Total current assets	—	—	3,114.8	—	3,114.8
Investments in and advances to subsidiaries	3,912.5	3,162.5		(7,075.0)	—
Goodwill			2,522.2		2,522.2
Other non-current assets			1,325.2		1,325.2

Total other assets	3,912.5	3,162.5	3,847.4	(7,075.0)	3,847.4
Property, plant, and equipment, net			2,995.2		2,995.2
Total assets	$3,912.5	$3,162.5	$9,957.4	$(7,075.0)	$9,957.4

Current liabilities :
Accounts payable and accrued liabilities	$—	$—	$1,635.4	$—	$1,635.4
Current portion of asbestos liability	210.0				210.0
Short-term loans and long-term debt due within one year	250.0		835.1	(250.0)	835.1

Total current liabilities	460.0	—	2,470.5	(250.0)	2,680.5
Long-term debt	504.7		3,187.8	(500.0)	3,192.5
Asbestos-related liabilities	205.3				205.3
Other non-current liabilities	(4.7)		1,136.6		1,131.9
Capital structure	2,747.2	3,162.5	3,162.5	(6,325.0)	2,747.2
Total liabilities and share owners’ equity	$3,912.5	$3,162.5	$9,957.4	$(7,075.0)	$9,957.4

	Three months ended March 31, 2009
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$1,519.0	$—	$1,519.0
Manufacturing, shipping, and delivery			(1,222.2)		(1,222.2)

Gross profit	—	—	296.8	—	296.8

Research, engineering, selling, administrative, and other			(185.2)		(185.2)
External interest expense	(9.7)		(38.4)		(48.1)
Intercompany interest expense		(9.7)	(9.7)	19.4	—
External interest income			8.5		8.5
Intercompany interest income	9.7	9.7		(19.4)	—
Equity earnings from subsidiaries	45.1	45.1		(90.2)	—
Other equity earnings			13.6		13.6
Other revenue			4.4		4.4

Earnings before income taxes	45.1	45.1	90.0	(90.2)	90.0
Provision for income taxes			(31.2)		(31.2)

Net earnings	45.1	45.1	58.8	(90.2)	58.8
Net earnings attributable to noncontrolling interests			(13.7)		(13.7)

Net earnings attributable to the Company	$45.1	$45.1	$45.1	$(90.2)	$45.1

	Three months ended March 31, 2008
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$1,960.5	$—	$1,960.5
Manufacturing, shipping, and delivery			(1,503.7)		(1,503.7)

Gross profit	—	—	456.8	—	456.8

Research, engineering, selling, administrative, and other			(163.8)		(163.8)
External interest expense	(14.4)		(49.9)		(64.3)
Intercompany interest expense		(14.4)	(14.4)	28.8	—
External interest income			8.7		8.7
Intercompany interest income	14.4	14.4		(28.8)	—
Equity earnings from subsidiaries	174.0	174.0		(348.0)	—
Other equity earnings			11.1		11.1
Other revenue			6.6		6.6

Earnings from continuing operations before income taxes	174.0	174.0	255.1	(348.0)	255.1
Provision for income taxes			(64.9)		(64.9)

Earnings from continuing operations	174.0	174.0	190.2	(348.0)	190.2
Gain on sale of discontinued operations	4.1	4.1	4.1	(8.2)	4.1
Net earnings	178.1	178.1	194.3	(356.2)	194.3
Net earnings attributable to noncontrolling interest			(16.2)		(16.2)

Net earnings attributable to the Company	$178.1	$178.1	$178.1	$(356.2)	$178.1

	Three months ended March 31, 2009
			Non-
		Guarantor	Guarantor
Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash provided by (used in) operating activities	$(34.8)	$—	$6.3	$—	$(28.5)

Cash used in investing activities			(44.9)		(44.9)

Cash provided by financing activities	34.8		30.3		65.1

Effect of exchange rate change on cash			(8.9)		(8.9)

Net change in cash	—	—	(17.2)	—	(17.2)

Cash at beginning of period			379.5		379.5

Cash at end of period	$—	$—	$362.3	$—	$362.3

	Three months ended March 31, 2008
			Non-
		Guarantor	Guarantor
Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash provided by (used in) operating activities	$(40.2)	$—	$91.1	$—	$50.9

Cash used in investing activities			(77.0)		(77.0)

Cash provided by financing activities	40.2		69.0		109.2

Effect of exchange rate change on cash			12.2		12.2

Net change in cash	—	—	95.3	—	95.3

Cash at beginning of period			387.7		387.7

Cash at end of period	$—	$—	$483.0	$—	$483.0

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Following are the Company’s net sales by segment and Segment Operating Profit for the three months ended March 31, 2009 and 2008.  The Company’s measure of profit for its reportable segments is Segment Operating Profit, which consists of consolidated earnings from continuing operations before interest income, interest expense, and provision for income taxes and excludes amounts related to certain items that management considers not representative of ongoing operations as well as certain retained corporate costs.  The segment data presented below is prepared in accordance with FAS No. 131.  The line titled ‘reportable segment totals’, however, is a non-GAAP measure when presented outside of the financial statement footnotes.  Management has included ‘reportable segment totals’ below to facilitate the discussion and analysis of financial condition and results of operations.  The Company’s management uses Segment Operating Profit, in combination with selected cash flow information, to evaluate performance and to allocate resources.

	Three months ended March 31,
Net Sales:	2009	2008
Europe	$612.9	$888.9
North America	494.3	530.9
South America	214.0	254.2
Asia Pacific	182.0	250.0

Reportable segment totals	1,503.2	1,924.0
Other	15.8	36.5
Net Sales	$1,519.0	$1,960.5

	Three months ended March 31,
Segment Operating Profit:	2009	2008
Europe	$44.2	$147.6
North America	62.7	55.5
South America	60.0	73.6
Asia Pacific	25.0	45.4
Reportable segment totals	191.9	322.1

Items excluded from Segment Operating Profit:
Retained corporate costs and other	(11.9)	1.5
Restructuring and asset impairments	(50.4)	(12.9)
Interest income	8.5	8.7
Interest expense	(48.1)	(64.3)
Earnings from continuing operations before income taxes	90.0	255.1
Provision for income taxes	(31.2)	(64.9)
Earnings from continuing operations	58.8	190.2
Gain on sale of discontinued operations		4.1
Net earnings	58.8	194.3
Net earnings attributable to noncontrolling interests	(13.7)	(16.2)
Net earnings attributable to the Company	$45.1	$178.1

Net earnings from continuing operations attributable to the Company	$45.1	$174.0

Note:  All amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Quarters ended March 31, 2009 and 2008

Net sales were $441.5 million lower than the prior year principally resulting from decreased shipments and the unfavorable effect of foreign currency exchange rates, partially offset by higher selling prices.

Segment Operating Profit for reportable segments was $130.2 million lower than the prior year.  The decrease was mainly attributable to lower sales volume and increased manufacturing and delivery costs resulting from unabsorbed fixed costs of approximately $100 million from temporary shutdowns as well as inflationary cost increases. Partially offsetting these costs were higher selling prices and savings from permanent curtailment of plant capacity and realignment of selected operations.

Interest expense for the first quarter of 2009 was $48.1 million compared with $64.3 million for the first quarter of 2008.  The decrease is principally due to lower variable interest rates under the Company’s bank credit agreement and on long term debt variable and swapped rates, lower overall debt levels, as well as favorable foreign currency exchange rates.

Interest income for the first quarter of 2009 was $8.5 million compared with $8.7 million for the first quarter of 2008.

Net earnings from continuing operations attributable to the Company for 2009 were $45.1 million, or $0.27 per share (diluted), compared with $174.0 million, or $1.02 per share (diluted) for 2008.  Earnings in both periods included items that management considered not representative of ongoing operations.  These items decreased net earnings in 2009 by $47.7 million, or $0.28 per share, and decreased net earnings in 2008 by $9.7 million, or $0.06 per share.

Cash payments for asbestos-related costs were $34.8 million for the three months ended March 31, 2009 compared with $40.2 million for the three months ended March 31, 2008.

Capital spending for property, plant and equipment for continuing operations was $46.6 million for 2009 compared with $45.4 million for 2008.

Company Outlook

The Company expects that the volume of glass shipments will decrease in the second quarter of 2009 compared to the same period in 2008.  However, glass shipments are expected to improve in the second quarter of 2009 compared to the first quarter of 2009, primarily due to seasonally stronger demand and the abatement of inventory de-stocking.

Inflationary cost increases, primarily for raw materials, accounted for approximately $66 million of the increase in manufacturing, shipping, and delivery expense in the first quarter of 2009.  The Company expects that net inflation for the full year 2009 could range up to $150 million.

Results of Operations — First Quarter of 2009 compared with First Quarter of 2008

Net Sales

The Company’s net sales in the first quarter of 2009 were $1,519.0 million compared with $1,960.5 million for the first quarter of 2008, a decrease of $441.5 million, or 22.5%. For further information, see Segment Information included in Note 7 to the Condensed Consolidated Financial Statements.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales - 2008		$1,924.0
Decreased sales volume	$(296.0)
Net effect of price and mix	121.0
Effects of changing foreign currency rates	(245.8)

Total effect on net sales		(420.8)
Net sales - 2009		$1,503.2

Segment Operating Profit

Operating Profit of the reportable segments includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided.  Unallocated corporate expenses and certain other expenses not directly related to the reportable segments’ operations are included in Retained Corporate Costs and Other.  For further information, see Segment Information included in Note 7 to the Condensed Consolidated Financial Statements.

Segment Operating Profit of reportable segments in the first quarter of 2009 was $191.9 million compared to $322.1 million for the first quarter of 2008, a decrease of $130.2 million, or 40.4%.

The change in Segment Operating Profit of reportable segments can be summarized as follows (dollars in millions):

Segment Operating Profit - 2008		$322.1
Decreased sales volume	$(94.0)
Net effect of price and mix	121.0
Manufacturing and delivery	(133.0)
Operating expenses	(3.0)
Effects of changing foreign currency rates	(29.0)
Other	7.8

Total net effect on Segment Operating Profit		(130.2)
Segment Operating Profit - 2009		$191.9

Interest Expense

Interest expense for the first quarter of 2009 was $48.1 million compared with $64.3 million for the first quarter of 2008.  The decrease is principally due to lower variable interest rates under the Company’s bank credit agreement and on long term debt variable and swapped rates, lower overall debt levels, as well as favorable foreign currency exchange rates.

Interest Income

Interest income for the first quarter of 2009 was $8.5 million compared with $8.7 million for the first quarter of 2008.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests in the first quarter of 2009 was $13.7 million compared with $16.2 million in the first quarter of 2008.

Provision for Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2009 was 24.1%, compared with 25.4% for the first three months of 2008. The Company expects that the full year effective tax rate will be comparable to the 24.0% effective tax rate for 2008 for continuing operations excluding the separately taxed items.

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other in 2009 were $11.9 million compared with $(1.5) million for 2008.  The increased expense is mainly attributable to increased employee benefit costs in 2009.

Restructuring and Asset Impairments

During the first quarter of 2009, the Company recorded charges totaling $50.4 million ($47.7 million after tax), for restructuring and asset impairment.  The charges reflect the additional decisions reached in the Company’s ongoing strategic review of its global manufacturing footprint.  Charges for similar actions during the first quarter of 2008 totaled $12.0 million ($9.7 million after tax).  See Note 9 to the Condensed Consolidated Financial Statements for additional information.

During the first quarter of 2008, the Company also recorded an additional $0.9 million (before and after tax), related to the impairment of the Company’s equity investment in the South American Segment’s 50%-owned Caribbean affiliate.

Discontinued Operations

The gain on sale of discontinued operations of $4.1 million reported in 2008 relates to an adjustment of the 2007 gain on the sale of the plastics packaging business mainly related to finalizing certain tax allocations and an adjustment to the selling price in accordance with procedures set forth in the final contract.

Capital Resources and Liquidity

The Company’s total debt at March 31, 2009 was $3.33 billion, compared with $3.33 billion at December 31, 2008 and $4.03 billion at March 31, 2008.

On June 14, 2006, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  At March 31, 2009, the Agreement included a $900.0 million revolving credit facility, a 225.0 million Australian dollar term loan, and a 110.8 million Canadian dollar term loan, each of which has a final maturity date of June 15, 2012.  It also included a $191.5 million term loan and a €191.5 million term loan, each of which has a final maturity date of June 14, 2013.

As a result of the bankruptcy of Lehman Brothers Holdings Inc. and several of its subsidiaries, the Company believes that the maximum amount available under the revolving credit facility was reduced by $32.3 million.  After further deducting amounts attributable to letters of credit and overdraft facilities that are supported by the revolving credit facility, at March 31, 2009 the Company’s subsidiary borrowers had unused credit of $641.8 million available under the Agreement.

The weighted average interest rate on borrowings outstanding under the Agreement at March 31, 2009 was 2.66%.

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

Information related to the Company’s accounts receivable securitization program is as follows:

	March 31,	Dec. 31,	March 31,
	2009	2008	2008

Balance (included in short-term loans)	$255.2	$293.7	$439.6

Weighted average interest rate	3.72%	5.31%	6.10%

The Company assesses its capital raising and refinancing needs on an ongoing basis and may seek to issue debt securities in the domestic and international capital markets from time to time if market conditions are favorable.

For the three months ended March 31, 2009, cash utilized in operating activities was $28.5 million compared with cash provided by operating activities of $50.9 million for 2008.  The decrease is mainly attributable to lower net earnings and increased payments for restructuring activities, partially offset by lower working capital balances, lower interest payments, and lower payments for asbestos-related costs.  The Company anticipates that operating activities will continue to utilize cash in the second quarter. Cash flows from operating activities will continue to be affected by payments for restructuring activities which the Company expects to total up to $120 million for the full year 2009.

Asbestos-related payments for the three months ended March 31, 2009 decreased $5.4 million to $34.8 million, compared with $40.2 million for the three months ended March 31, 2008.

Based on exchange rates at March 31, 2009, the Company expects to contribute approximately $75 million to $80 million to its non-U.S. defined benefit pension plans in 2009, compared with $61.2 million in 2008.  The Company is not required to make cash contributions to the U.S. defined benefit pension plans during 2009.  Contributions in 2010 are dependent on future asset returns and discount rates which the Company is unable to predict.  However, based on a reasonably wide range of possible future asset returns and discount rates through the end of 2009, the Company believes that contributions to its non-U.S. plans will be moderately higher in 2010 and that it will not be required to make contributions to its U.S. plans in 2010.  Depending on a number of factors, the Company may elect to contribute amounts in excess of minimum required amounts in order to improve the funded status of certain plans.

Capital spending for property, plant and equipment was $46.6 million compared with $45.4 million in the prior year.  The Company capitalized $9.5 million in 2009 under capital lease obligations with the related financing recorded as long-term debt.  Total capital spending for 2008 was $361.7 million.  Based on current exchange rates, total capital spending for 2009 is expected to be in the range of $380-$440 million depending on market conditions.

During the current downturn in global financial markets, some companies may experience difficulties accessing their cash equivalents, drawing on revolvers, issuing debt, and raising capital generally, which could have a material adverse impact on their liquidity. Notwithstanding these adverse market conditions, the Company anticipates that cash flows from its operations and from utilization of credit available under the Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations on a short-term (twelve-months) and long-term basis.  Based on the Company’s expectations regarding future payments for lawsuits and claims and also based on the Company’s expected operating cash flow, the Company believes that the payment of any deferred amounts of previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits and claims associated with asbestos, will not have a material adverse effect upon the Company’s liquidity on a short-term or long-term basis.

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

Property, Plant and Equipment

The net carrying amount of property, plant, and equipment (“PP&E”) at March 31, 2009 totaled $2,486.4 million, representing 32% of total assets.  Depreciation expense for the three months ended March 31, 2009 totaled $88.4 million, representing approximately 6% of total costs and expenses. Given the significance of PP&E and associated depreciation to the Company’s consolidated financial statements, the determinations of an asset’s cost basis and its economic useful life are considered to be critical accounting estimates.

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

Estimated Useful Life — PP&E is generally depreciated using the straight-line method, which deducts equal amounts of the cost of each asset from earnings each period over its estimated economic useful life.  Economic useful life is the duration of time an asset is expected to be productively employed by the Company, which may be less than its physical life. Management’s assumptions regarding the following factors, among others, affect the determination of estimated economic useful life: wear and tear, product and process obsolescence, technical standards, and changes in market demand.

The estimated economic useful life of an asset is monitored to determine its appropriateness, especially in light of changed business circumstances. For example, technological advances, excessive wear and tear, or changes in customers’ requirements may result in a shorter estimated useful life than originally anticipated. In these cases, the Company depreciates the remaining net book value over the new estimated remaining life, thereby increasing depreciation expense per year on a prospective basis.  Likewise, if the estimated useful life is increased, the adjustment to the useful life decreases depreciation expense per year on a prospective basis.  Changes in economic useful life assumptions did not have a material impact on the Company’s reported results in 2009, 2008 or 2007.

Impairment of Long-Lived Assets

Property, Plant, and Equipment —As required by FAS No. 144  “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company tests for impairment of PP&E whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  PP&E held for use in the Company’s business is grouped for impairment testing at the lowest level for which cash flows can reasonably be identified, typically a geographic region.  The Company evaluates the recoverability of property, plant, and equipment based on undiscounted projected cash flows, excluding interest and taxes. If an asset group is considered impaired, the impairment loss to be recognized is measured as the amount by which the asset group’s carrying amount exceeds its fair value.  PP&E held for sale is reported at the lower of carrying amount or fair value less cost to sell.

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

In mid-2007, the Company began a strategic review of its global manufacturing footprint.  The review is ongoing into 2009.  As an initial result of this review, during 2009, 2008, and 2007, the Company recorded charges that included impairments of property, plant, and equipment across all segments including certain Retained Corporate Costs and Other activities.  It is possible that the Company may conclude in the future that it will close or temporarily idle additional selected facilities or production lines and reduce headcount to increase operating performance and cash flows.  As of March 31, 2009, no other decisions had been made and no events had occurred that would require an additional evaluation of possible impairment in accordance with FAS No. 144.  For additional information on charges recorded in 2009, 2008 and 2007, see Note 9 to the Condensed Consolidated Financial Statements.

Goodwill — Goodwill at March 31, 2009 totaled $2,130.3 million, representing 27% of total assets.  As required by FAS No. 142, “Goodwill and Other Intangible Assets,” the Company evaluates goodwill annually (or more frequently if impairment indicators arise) for impairment.  The Company conducts its evaluation as of October 1 of each year.  Goodwill impairment testing is performed using the business enterprise value (“BEV”) of each reporting unit which is calculated as of a measurement date by determining the present value of debt-free, after-tax projected future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer.  This BEV is then compared to the book value of each reporting unit as of the measurement date to assess whether an impairment of goodwill may exist.

During the fourth quarter of 2008, the Company completed its annual testing and determined that no impairment of goodwill existed.

The testing performed as of October 1, 2008, indicated a significant excess of BEV over book value for each unit.  If the Company’s projected future cash flows were substantially lower, or if the assumed weighted average cost of capital was substantially higher, the testing performed as of October 1, 2008, might have indicated an impairment of one or more of the Company’s reporting units and, as a result, the related goodwill might also have been impaired.  However, less significant changes in projected future cash flows or the assumed weighted average cost of capital would not have indicated an impairment.  For example, if projected future cash flows had been decreased by 5%, or if the weighted average cost of capital had been increased by 5%, or both, the resulting lower BEV’s would still have exceeded the book value of each reporting unit by a significant margin.

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

Other Long-Lived Assets — Other long-lived assets include, among others, equity investments and repair parts inventories.  The Company’s equity investments are non-publicly traded ventures with other companies in businesses related to those of the Company.  Equity investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  In the event that a decline in fair value of an investment occurs, and the decline in value is considered to be other than temporary, an impairment loss is recognized. Summarized financial information of equity affiliates is included in Note 5 to the 2008 Annual Report on Form 10-K.

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

Pension Benefit Plans

Significant Estimates - The determination of pension obligations and the related pension expense or credits to operations involves significant estimates.  The most significant estimates are the discount rate used to calculate the actuarial present value of benefit obligations and the expected long-term rate of return on plan assets.  The Company uses discount rates based on yields of high quality fixed rate debt securities at the end of the year.  At December 31, 2008, the weighted average discount rate for all plans was 6.29%.  The Company uses an expected long-term rate of return on assets that is based on both past performance of the various plans’ assets and estimated future performance of the assets.  Due to the nature of the plans’ assets and the volatility of debt and equity markets, actual returns may vary significantly from year to year.  The Company refers to average historical returns over longer periods (up to 10 years) in determining its expected rates of return because short-term fluctuations in market values do not reflect the rates of return the Company expects to achieve based upon its long-term investing strategy.  For purposes of determining pension charges and credits in 2009, the Company’s estimated weighted average expected long-term rate of return on plan assets is 7.7% compared to 8.1% in 2008.  The Company recorded pension expense (income) of $4.8 million and $(6.4) million in 2009 and 2008, respectively, from its principal defined benefit pension plans.  Depending on currency translation rates, the Company expects to record approximately $20 million of pension expense for the full year of 2009.

Future effects on reported results of operations depend on economic conditions and investment performance.  For example, a one-half percentage point change in the actuarial assumption regarding the expected return on assets would result in a change of approximately $18 million in the pretax pension cost (income) for the full year 2009.  In addition, changes in external factors, including the fair values of plan assets and the discount rates used to calculate plan liabilities, could have a significant effect on the recognition of funded status as described below.

Recognition of Funded Status —FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” requires employers to adjust the assets and liabilities related to defined benefit plans so that the amounts reflected on the balance sheet represent the overfunded or underfunded status of the plans.  These funded status amounts are measured as the difference between the fair value of plan assets and actuarially calculated benefit obligations as of the balance sheet date.  At December 31, 2008, the Accumulated Other Comprehensive Loss component of share owners’ equity was increased by $1,080.1 million ($1,025.0 million after tax) to reflect a net decrease in the funded status of the Company’s plans at that date.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

There have been no material changes in market risk at March 31, 2009 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2009.

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

Item 1A.  Risk Factors.

There have been no material changes in risk factors at March 31, 2009 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 5.  Other Information.

Increase in number of directors

At the annual meeting on April 23, 2009, the Company’s share owners approved the Second Restated Certificate of Incorporation (the “Restated Certificate”) which provided for an increase in the maximum authorized number of directors that may serve on the Board of Directors from eleven to twelve.  The Restated Certificate is filed herewith as Exhibit 3.1.

On April 23, 2009, following the annual meeting of share owners, the Company’s Board of Directors approved the Third Amended and Restated Bylaws (the “Amended Bylaws”) of the Company to increase the maximum authorized number of directors from eleven to twelve, consistent with the Restated Certificate.  The Amended Bylaws were included as Exhibit 3.1 to the Company’s Form 8-K filed on April 27, 2009.  The provision to increase the number of directors was effective upon adoption and not on the day following the date of the annual meeting as reported in the Form 8-K.

Following the approval of the Amended Bylaws, the Company’s Board of Directors appointed Jay L. Geldmacher to serve as a member of the Board of Directors.  The announcement of Mr. Geldmacher’s appointment was included as Exhibit 99.1 to the Company’s Form 8-K filed on April 27, 2009.

Amendment of incentive award plan

At the annual meeting on April 23, 2009, the Company’s share owners approved the Third Amended and Restated 2005 Incentive Award Plan (the “Plan”) which, among other things, increases the number of shares available under the Plan by 9,000,000, extends the term of the Plan until March 2019 and continues to allow grants under the Plan to qualify as performance based under the Internal Revenue Code.  The Plan is filed herewith as Exhibit 10.1.

Item 6.  Exhibits.

Exhibit 3.1	Second Restated Certificate of Incorporation of Owens-Illinois, Inc.

Exhibit 10.1	Amended and Restated Owens-Illinois, Inc. 2005 Incentive Award Plan

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

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

OWENS-ILLINOIS, INC.

Date	May 6, 2009	By	/s/ Edward C. White
Edward C. White
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibits

3.1	Second Restated Certificate of Incorporation of Owens-Illinois, Inc.

10.1	Amended and Restated Owens-Illinois, Inc. 2005 Incentive Award Plan

12	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certification of Principal Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

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