Form 10-Q
period 2009-09-30
OWENS ILLINOIS INC /DE/
filed 2009-10-29
CIK 812074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.   20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2009

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

Owens-Illinois, Inc. $.01 par value common stock — 168,510,354 shares at September 30, 2009.

Part I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

The Condensed Consolidated Financial Statements of Owens-Illinois, Inc. (“the Company”) presented herein are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated.  All adjustments are of a normal recurring nature. Because the following unaudited condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company has evaluated subsequent events through October 29, 2009, the date the financial statements were issued.

Effective January 1, 2009, the Company adopted the provisions of a new accounting standard which changed the presentation of noncontrolling interests in subsidiaries. The format of the Company’s condensed consolidated results of operations for the three and nine months ended September 30, 2008, condensed consolidated cash flows for the nine months ended September 30, 2008, and condensed consolidated balance sheets at September 30, 2008 and December 31, 2008 have been reclassified to conform to the new presentation which is required to be applied retrospectively.

Effective January 1, 2009, the Company adopted the provisions of a new accounting standard which required the Company to allocate earnings to unvested restricted shares outstanding during the period. Earnings per share for the three and nine months ended September 30, 2008 were restated in accordance with the new provisions which are required to be applied retrospectively.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

 (Dollars in millions, except per share amounts)

	Three months ended September 30,
	2009	2008
Net sales	$1,874.6	$2,008.6
Manufacturing, shipping, and delivery expense	(1,425.9)	(1,601.3)
Gross profit	448.7	407.3

Selling and administrative expense	(128.2)	(120.8)
Research, development, and engineering expense	(14.3)	(17.1)
Interest expense	(58.6)	(66.3)
Interest income	6.1	10.4
Equity earnings	11.9	12.9
Royalties and net technical assistance	3.4	5.0
Other income	2.4	1.9
Other expense	(78.6)	(94.5)

Earnings from continuing operations before income taxes	192.8	138.8
Provision for income taxes	(63.8)	(42.2)

Net earnings	129.0	96.6
Net earnings attributable to noncontrolling interests	(2.3)	(18.0)
Net earnings attributable to the Company	$126.7	$78.6

Basic earnings per share	$0.75	$0.47

Weighted average shares outstanding (thousands)	167,877	165,462

Diluted earnings per share	$0.74	$0.46

Weighted diluted average shares (thousands)	171,543	170,058

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

 (Dollars in millions, except per share amounts)

	Nine months ended September 30,
	2009	2008
Net sales	$5,200.6	$6,179.7
Manufacturing, shipping, and delivery expense	(4,047.7)	(4,790.4)
Gross profit	1,152.9	1,389.3

Selling and administrative expense	(369.1)	(379.4)
Research, development, and engineering expense	(42.3)	(51.0)
Interest expense	(164.6)	(199.8)
Interest income	21.1	29.1
Equity earnings	39.6	36.7
Royalties and net technical assistance	9.7	14.8
Other income	4.9	5.1
Other expense	(157.4)	(130.3)

Earnings from continuing operations before income taxes	494.8	714.5
Provision for income taxes	(144.5)	(183.0)
Earnings from continuing operations	350.3	531.5
Gain on sale of discontinued operations		7.9
Net earnings	350.3	539.4
Net earnings attributable to noncontrolling interests	(29.2)	(51.4)
Net earnings attributable to the Company	$321.1	$488.0

Amounts attributable to the Company:
Earnings from continuing operations	$321.1	$480.1
Gain on sale of discontinued operations		7.9
Net earnings	$321.1	$488.0

Basic earnings per share:

Earnings from continuing operations	$1.91	$2.89
Gain on sale of discontinued operations		0.05
Net earnings	$1.91	$2.94
Weighted average shares outstanding (thousands)	167,577	162,390

Diluted earnings per share:

Earnings from continuing operations	$1.89	$2.81
Gain on sale of discontinued operations		0.05
Net earnings	$1.89	$2.86
Weighted diluted average shares (thousands)	170,160	170,483

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Dollars in millions, except per share amounts)

	Sept. 30,	Dec. 31,	Sept. 30,
	2009	2008	2008
Assets
Current assets:
Cash and cash equivalents	$1,017.1	$379.5	$410.5
Short-term investments, at cost which approximates market	0.9	25.0	34.0
Receivables, less allowances for losses and discounts ($36.7 at September 30, 2009, $39.7 at December 31, 2008, and $37.5 at September 30, 2008)	1,146.6	988.8	1,194.1
Inventories	1,035.4	999.5	1,141.2
Prepaid expenses	45.5	51.9	57.3

Total current assets	3,245.5	2,444.7	2,837.1

Investments and other assets:
Equity investments	124.0	101.7	94.5
Repair parts inventories	144.2	132.5	136.3
Prepaid pension			624.9
Deposits, receivables, and other assets	513.9	444.5	462.4
Goodwill	2,382.3	2,207.5	2,333.3

Total other assets	3,164.4	2,886.2	3,651.4

Property, plant, and equipment, at cost	6,559.2	5,983.1	6,345.9
Less accumulated depreciation	3,849.3	3,337.5	3,597.0

Net property, plant, and equipment	2,709.9	2,645.6	2,748.9

Total assets	$9,119.8	$7,976.5	$9,237.4

CONDENSED CONSOLIDATED BALANCE SHEETS — Continued

	Sept. 30,	Dec. 31,	Sept. 30,
	2009	2008	2008
Liabilities and Share Owners’ Equity
Current liabilities:
Short-term loans and long-term debt due within one year	$377.6	$393.8	$496.4
Current portion of asbestos-related liabilities	175.0	175.0	210.0
Accounts payable	816.1	838.2	901.5
Other liabilities	730.8	596.3	773.3

Total current liabilities	2,099.5	2,003.3	2,381.2

Long-term debt	3,343.9	2,940.3	2,961.1
Deferred taxes	160.1	77.6	72.1
Pension benefits	706.9	741.8	273.1
Nonpension postretirement benefits	242.5	239.7	273.5
Other liabilities	368.9	360.1	361.4
Asbestos-related liabilities	197.9	320.3	105.2
Commitments and contingencies
Share owners’ equity:
The Company’s share owners’ equity:
Common stock, par value $.01 per share 250,000,000 shares authorized, 179,877,088, 178,705,817, and 178,623,719 shares issued and outstanding, respectively	1.8	1.8	1.8
Capital in excess of par value	2,935.2	2,913.3	2,905.0
Treasury stock, at cost 11,366,734, 11,556,341, and 11,617,743 shares, respectively	(218.0)	(221.5)	(222.8)
Retained earnings (deficit)	288.7	(32.4)	197.3
Accumulated other comprehensive loss	(1,250.5)	(1,620.6)	(320.6)
Total share owners’ equity of the Company	1,757.2	1,040.6	2,560.7
Noncontrolling interests	242.9	252.8	249.1
Total share owners’ equity	2,000.1	1,293.4	2,809.8
Total liabilities and share owners’ equity	$9,119.8	$7,976.5	$9,237.4

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in millions)

	Nine months ended Sept. 30,
	2009	2008
Cash flows from operating activities:
Net earnings	$350.3	$539.4
Net earnings attributable to noncontrolling interest	(29.2)	(51.4)
Gain on sale of discontinued operations		(7.9)
Non-cash charges (credits):
Depreciation	274.3	339.3
Amortization of intangibles and other deferred items	18.0	21.5
Amortization of finance fees and debt discount	7.3	6.0
Deferred tax provision (benefit)	11.8	(43.1)
Restructuring and asset impairment	113.1	111.7
Other	84.2	107.2
Asbestos-related payments	(122.4)	(140.3)
Cash paid for restructuring activities	(42.7)	(28.0)
Change in non-current operating assets	13.1	4.5
Change in non-current liabilities	(96.8)	(73.8)
Change in components of working capital	(1.6)	(204.2)
Cash provided by operating activities	579.4	580.9
Cash flows from investing activities:
Additions to property, plant, and equipment	(193.7)	(238.5)
Advances to equity affiliate - net	1.6	(8.1)
Acquisitions, net of cash acquired	(5.4)
Net cash proceeds (payments) related to divestitures and asset sales	4.4	(16.0)
Cash utilized in investing activities	(193.1)	(262.6)
Cash flows from financing activities:
Additions to long-term debt	1,072.6	636.8
Repayments of long-term debt	(750.0)	(906.4)
Increase (decrease) in short-term loans	(55.1)	66.0
Net receipts (payments) for hedging activity	17.9	(47.1)
Payment of finance fees	(13.9)
Convertible preferred stock dividends		(5.4)
Dividends paid to noncontrolling interests	(58.3)	(46.1)
Issuance of common stock and other	6.1	14.5
Cash provided by (utilized in) financing activities	219.3	(287.7)
Effect of exchange rate fluctuations on cash	32.0	(7.8)
Increase in cash	637.6	22.8
Cash at beginning of period	379.5	387.7
Cash at end of period	$1,017.1	$410.5

See accompanying notes.

OWENS-ILLINOIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tabular data dollars in millions,

except share and per share amounts

1.              Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended Sept. 30,
	2009	2008
Numerator:
Net earnings attributable to the Company	$126.7	$78.6
Net earnings attributable to participating securities	(0.4)	(0.7)

Numerator for basic earnings per share - income available to common share owners	$126.3	$77.9

Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	167,877,352	165,461,841

Effect of dilutive securities:
Stock options and other	3,665,804	4,596,597

Denominator for diluted earnings per share - adjusted weighted average shares outstanding	171,543,156	170,058,438

Basic earnings per share	$0.75	$0.47

Diluted earnings per share	$0.74	$0.46

Options to purchase 400,182 and 422,331 weighted average shares of common stock that were outstanding during the three months ended September 30, 2009 and 2008, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

The following table sets forth the computation of basic and diluted earnings per share:

	Nine months ended Sept. 30,
	2009	2008
Numerator:
Net earnings attributable to the Company	$321.1	$488.0
Convertible preferred stock dividends		(5.4)
Net earnings attributable to participating securities	(1.1)	(4.6)

Numerator for basic earnings per share - income available to common share owners	$320.0	$478.0

Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	167,576,712	162,390,032

Effect of dilutive securities:
Convertible preferred stock		2,863,118
Stock options and other	2,583,478	5,230,316

Denominator for diluted earnings per share - adjusted weighted average shares outstanding	170,160,190	170,483,466

Basic earnings per share:
Earnings from continuing operations	$1.91	$2.89
Gain on sale of discontinued operations		0.05

Net earnings	$1.91	$2.94

Diluted earnings per share:
Earnings from continuing operations	$1.89	$2.81
Gain on sale of discontinued operations		0.05

Net earnings	$1.89	$2.86

The convertible preferred stock was included in the computation of diluted earnings per share for the nine months ended September 30, 2008 on an “if converted” basis for the period prior to its actual conversion on March 31, 2008, since the result was dilutive. For purposes of this computation, the preferred stock dividends were not subtracted from the numerator. Options to purchase 1,196,593 and 186,495 weighted average shares of common stock that were outstanding during the nine months ended September 30, 2009 and 2008, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

Effective January 1, 2009, the Company adopted the provisions of a new accounting standard which addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method. The new provisions require that unvested share-based payment awards that contain non-forfeitable rights to dividends be treated as participating securities in calculating earnings per share. The Company was required to allocate earnings to unvested restricted shares outstanding during the period. Basic earnings per share for the nine months ended September 30, 2008 were reduced by $0.03 per share in accordance with the new provisions which require retrospective application.  Basic earnings per share for the three months ended September 30, 2008 were not impacted.  There was no impact on basic earnings per share for the three and nine months ended September 30, 2009 or diluted earnings per share in any period.

2.  Debt

The following table summarizes the long-term debt of the Company:

	Sept. 30,	Dec. 31,	Sept. 30,
	2009	2008	2008
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$18.7	$—
Term Loans:
Term Loan A (225.0 million AUD)	197.9	155.7	180.2
Term Loan B	191.5	191.5	191.5
Term Loan C (110.8 million CAD)	102.5	90.9	105.5
Term Loan D (€191.5 million)	280.2	269.6	274.9
Senior Notes:
8.25%, due 2013	461.2	470.0	450.9
6.75%, due 2014	400.0	400.0	400.0
6.75%, due 2014 (€225 million)	329.2	316.8	323.0
7.375%, due 2016	581.4
6.875%, due 2017 (€300 million)	438.9	422.4	430.6
Senior Debentures:
7.50%, due 2010	28.4	259.5	253.6
7.80%, due 2018	250.0	250.0	250.0
Other	126.0	113.4	113.1
Total long-term debt	3,387.2	2,958.5	2,973.3
Less amounts due within one year	43.3	18.2	12.2
Long-term debt	$3,343.9	$2,940.3	$2,961.1

On June 14, 2006, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  At September 30, 2009, the Agreement included a $900.0 million revolving credit facility, a 225.0 million Australian dollar term loan, and a 110.8 million Canadian dollar term loan, each of which has a final maturity date of June 15, 2012.  It also included a $191.5 million term loan and a €191.5 million term loan, each of which has a final maturity date of June 14, 2013.

As a result of the bankruptcy of Lehman Brothers Holdings Inc. and several of its subsidiaries, the Company believes that the maximum amount available under the revolving credit facility was reduced by $32.3 million.  After further deducting amounts attributable to letters of credit and overdraft facilities that are supported by the revolving credit facility, at September 30, 2009 the Company’s subsidiary borrowers had unused credit of $761.2 million available under the Agreement.

The weighted average interest rate on borrowings outstanding under the Agreement at September 30, 2009 was 2.40%.

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

During October 2006, the Company entered into a €300 million European accounts receivable securitization program.  The program extends through October 2011, subject to annual renewal of backup credit lines.  In addition, the Company participates in a receivables financing program in the Asia Pacific region with a revolving funding commitment of 85 million Australian dollars and 25 million New Zealand dollars that expire January 2010 and November 2009, respectively.

Information related to the Company’s accounts receivable securitization programs is as follows:

	Sept. 30,	Dec. 31,	Sept. 30,
	2009	2008	2008

Balance (included in short-term loans)	$289.4	$293.7	$390.5

Weighted average interest rate	1.70%	5.31%	6.00%

The carrying amounts reported for the accounts receivable securitization programs, and certain long-term debt obligations subject to frequently redetermined interest rates, approximate fair value.  Fair values for the Company’s significant fixed rate debt obligations are generally based on published market quotations.

Fair values at September 30, 2009 of the Company’s significant fixed rate debt obligations are as follows:

	Principal Amount	Indicated	Fair Value
	(millions of	Market	(millions of
	dollars)	Price	dollars)

Senior Notes:
8.25%, due 2013	$450.0	102.65	$461.9
6.75%, due 2014	400.0	99.13	396.5
6.75%, due 2014 (€225 million)	329.2	99.50	327.6
7.375%, due 2016	600.0	102.25	613.5
6.875%, due 2017 (€300 million)	438.9	98.33	431.6
Senior Debentures:
7.50%, due 2010	28.1	103.00	28.9
7.80%, due 2018	250.0	100.25	250.6

3.  Supplemental Cash Flow Information

	Nine months ended September 30,
	2009	2008

Interest paid in cash	$131.7	$174.6

Income taxes paid in cash	123.5	106.6

Cash interest for 2009 includes note repurchase premiums and the proceeds from the settlement of interest rate swaps related to the May tender of the Company’s 7.50% Senior Debentures due May 2010.

4.  Share Owners’ Equity

The activity in share owners’ equity for the three months ended September 30, 2009 and 2008 is as follows:

		Share Owners’ Equity of the Company
	Total Share Owners’ Equity	Common Stock, Capital in Excess of Par Value, and Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests

Balance on July 1, 2009	$1,680.5	$2,710.6	$162.0	$(1,424.4)	$232.3
Issuance of common stock	7.0	7.0
Reissuance of common stock	1.4	1.4
Comprehensive income:
Net earnings	129.0		126.7		2.3
Foreign currency translation adjustments	158.4			147.2	11.2
Pension and other postretirement benefit adjustments, net of tax	10.8			10.8
Change in fair value of derivative instruments, net of tax	15.9			15.9
Total comprehensive income	314.1
Dividends paid to noncontrolling interests on subsidiary common stock	(2.9)				(2.9)
Balance on September 30, 2009	$2,000.1	$2,719.0	$288.7	$(1,250.5)	$242.9

		Share Owners’ Equity of the Company
	Total Share Owners’ Equity	Common Stock, Capital in Excess of Par Value, and Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests

Balance on July 1, 2008	$3,095.7	$2,676.6	$118.7	$43.0	$257.4
Issuance of common stock	6.0	6.0
Reissuance of common stock	1.4	1.4
Comprehensive income:
Net earnings	96.6		78.6		18.0
Foreign currency translation adjustments	(335.2)			(313.4)	(21.8)
Pension and other postretirement benefit adjustments, net of tax	6.8			6.8
Change in fair value of derivative instruments, net of tax	(57.0)			(57.0)
Total comprehensive loss	(288.8)
Dividends paid to noncontrolling interests on subsidiary common stock	(4.5)				(4.5)
Balance on September 30, 2008	$2,809.8	$2,684.0	$197.3	$(320.6)	$249.1

The activity in share owners’ equity for the nine months ended September 30, 2009 and 2008 is as follows:

		Share Owners’ Equity of the Company
	Total Share Owners’ Equity	Common Stock, Capital in Excess of Par Value, and Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Non- controlling Interests

Balance on January 1, 2009	$1,293.4	$2,693.6	$(32.4)	$(1,620.6)	$252.8
Issuance of common stock	21.1	21.1
Reissuance of common stock	4.3	4.3
Comprehensive income:
Net earnings	350.3		321.1		29.2
Foreign currency translation adjustments	338.1			318.9	19.2
Pension and other postretirement benefit adjustments, net of tax	26.5			26.5
Change in fair value of derivative instruments, net of tax	24.7			24.7
Total comprehensive income	739.6
Dividends paid to noncontrolling interests on subsidiary common stock	(58.3)				(58.3)
Balance on September 30, 2009	$2,000.1	$2,719.0	$288.7	$(1,250.5)	$242.9

		Share Owners’ Equity of the Company
	Total Share Owners’ Equity	Common Stock, Capital in Excess of Par Value, and Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Non- controlling Interests

Balance on January 1, 2008	$1,986.6	$2,197.1	$(285.3)	$(176.9)	$251.7
Issuance of common stock	482.5	482.5
Reissuance of common stock	4.4	4.4
Comprehensive income:
Net earnings	539.4		488.0		51.4
Foreign currency translation adjustments	(160.3)			(152.4)	(7.9)
Pension and other postretirement benefit adjustments, net of tax	24.8			24.8
Change in fair value of derivative instruments, net of tax	(16.1)			(16.1)
Total comprehensive income	387.8
Dividends paid to noncontrolling interests on subsidiary common stock	(46.1)				(46.1)
Dividends paid on convertible preferred stock	(5.4)		(5.4)
Balance on September 30, 2008	$2,809.8	$2,684.0	$197.3	$(320.6)	$249.1

5.  Inventories

Major classes of inventory are as follows:

	Sept. 30,	Dec. 31,	Sept. 30,
	2009	2008	2008
Finished goods	$862.5	$831.7	$974.0
Work in process	1.1	0.8	1.2
Raw materials	116.9	109.8	101.8
Operating supplies	54.9	57.2	64.2
	$1,035.4	$999.5	$1,141.2

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

As of September 30, 2009, the Company has determined that it is a named defendant in asbestos lawsuits and claims involving approximately 7,000 plaintiffs and claimants.  Based on an analysis of the lawsuits pending as of December 31, 2008, approximately 84% of plaintiffs either do not specify the monetary damages sought, or in the case of court filings, claim an amount sufficient to invoke the jurisdictional minimum of the trial court.  Approximately 15% of plaintiffs specifically plead damages of $15 million or less, and fewer than 1% of plaintiffs specifically plead damages greater than $15 million but less than $100 million.  Fewer than 1% of plaintiffs specifically plead damages $100 million or greater but less than $122 million.

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

In addition to the pending claims set forth above, the Company has claims-handling agreements in place with many plaintiffs’ counsel throughout the country.  These agreements require evaluation and negotiation regarding whether particular claimants qualify under the criteria established by such agreements. The criteria for such claims include verification of a compensable illness and a reasonable probability of exposure to a product manufactured by the Company’s former business unit during its manufacturing period ending in 1958.  Some plaintiffs’ counsel have historically withheld claims under these agreements for later presentation while focusing their attention on active litigation in the tort system.  The Company believes that as of September 30, 2009 there are approximately 760 claims against other defendants which are likely to be asserted some time in the future against the Company. These claims are not included in the pending “lawsuits and claims” totals set forth above.

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

Since receiving its first asbestos claim, the Company as of September 30, 2009, has disposed of the asbestos claims of approximately 374,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $7,400.  Certain of these dispositions have included deferred amounts payable over a number of years.  Deferred amounts payable totaled approximately $33.2 million at September 30, 2009 ($34.0 million at December 31, 2008) and are included in the foregoing average indemnity payment per claim.  The Company’s indemnity payments for these claims have varied on a per claim basis, and are expected to continue to vary considerably over time.  As discussed above, a part of the Company’s objective is to achieve, where possible, resolution of asbestos claims pursuant to claims-handling agreements.  Failure of claimants to meet certain medical and product exposure criteria in the Company’s administrative claims handling agreements has generally reduced the number of marginal or suspect claims that would otherwise have been received. This may have the effect of increasing the Company’s per-claim average indemnity payment over time.

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

The Company has continued to monitor trends which may affect its ultimate liability and has continued to analyze the developments and variables affecting or likely to affect the resolution of pending and future asbestos claims against the Company. The material components of the Company’s accrued liability are based on amounts estimated by the Company in connection with its annual comprehensive review and consist of the following: (i) the reasonably probable contingent liability for asbestos claims already asserted against the Company; (ii) the contingent liability for preexisting but unasserted asbestos claims for prior periods arising under its administrative claims-handling agreements with various plaintiffs’ counsel; (iii) the contingent liability for asbestos claims not yet asserted against the Company, but which the Company believes it is reasonably probable will be asserted in the next several years, to the degree that an estimation as to future claims is possible; and (iv) the legal defense costs likely to be incurred in connection with the foregoing types of claims.

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

Financial information for the three-month periods ended September 30, 2009 and 2008 regarding the Company’s reportable segments is as follows:

	2009	2008
Net sales:
Europe	$785.9	$869.7
North America	538.5	580.6
South America	290.5	299.1
Asia Pacific	252.1	248.7
Reportable segment totals	1,867.0	1,998.1
Other	7.6	10.5
Net sales	$1,874.6	$2,008.6

	2009	2008
Segment Operating Profit:
Europe	$128.4	$114.8
North America	82.9	41.7
South America	63.6	92.4
Asia Pacific	41.7	38.7
Reportable segment totals	316.6	287.6

Items excluded from Segment Operating Profit:
Retained corporate costs and other	(13.8)	(2.3)
Restructuring and asset impairments	(57.5)	(90.6)
Interest income	6.1	10.4
Interest expense	(58.6)	(66.3)
Earnings from continuing operations before income taxes	$192.8	$138.8

Financial information for the nine-month periods ended September 30, 2009 and 2008 regarding the Company’s reportable segments is as follows:

	2009	2008
Net sales:
Europe	$2,192.7	$2,804.3
North America	1,593.2	1,717.8
South America	754.4	847.4
Asia Pacific	626.9	741.0

Reportable segment totals	5,167.2	6,110.5
Other	33.4	69.2
Net sales	$5,200.6	$6,179.7

	2009	2008
Segment Operating Profit:
Europe	$293.0	$458.2
North America	248.7	165.2
South America	180.6	251.5
Asia Pacific	78.1	124.9
Reportable segment totals	800.4	999.8

Items excluded from Segment Operating Profit:
Retained corporate costs and other	(49.0)	(2.9)
Restructuring and asset impairments	(113.1)	(111.7)
Interest income	21.1	29.1
Interest expense	(164.6)	(199.8)
Earnings from continuing operations before income taxes	$494.8	$714.5

Financial information regarding the Company’s total assets is as follows:

	Sept. 30,	Dec. 31,	Sept. 30,
	2009	2008	2008
Total assets:
Europe	$4,046.5	$3,758.4	$4,045.4
North America	1,919.3	1,802.9	1,942.3
South America	1,086.1	976.2	990.8
Asia Pacific	1,658.9	1,239.6	1,469.2

Reportable segment totals	8,710.8	7,777.1	8,447.7
Other	409.0	199.4	789.7
Consolidated totals	$9,119.8	$7,976.5	$9,237.4

8. Other Expense

During the third quarter of 2009, the Company recorded charges totaling $57.5 million ($36.0 million after tax amount attributable to the Company) for restructuring and asset impairment.  The total of all such charges for the nine months ended September 30, 2009 was $113.1 million ($88.9 million after tax amount attributable to the Company).  The charges reflect the additional decisions reached in the Company’s ongoing strategic review of its global manufacturing footprint.  See Note 9 for additional information.

Charges for similar actions during the third quarter of 2008 totaled $90.6 million ($79.7 million after tax amount attributable to the Company). The total of all such charges for the nine months ended September 30, 2008 was $110.8 million ($92.7 million after tax amount attributable to the Company).  See Note 9 for additional information.

During the first nine months of 2008, the Company also recorded an additional $0.9 million (pretax and after tax amount attributable to the Company), related to the impairment of the Company’s equity investment in the South American Segment’s 50%-owned Caribbean affiliate.

During the three months ended September 30, 2009, the Company entered into a series of parallel market transactions to exchange Venezuelan bolivars into U.S. dollars.  In the parallel market, bolivars are valued significantly lower than the official government rate, giving rise to exchange losses from such transactions.  As a result, the Company recognized foreign currency exchange losses of $14.7 million in the quarter.

9.  Restructuring Accruals

Beginning in 2007, the Company commenced a strategic review of its global profitability and manufacturing footprint.  The combined 2007, 2008 and 2009 charges, amounting to $300.8 million ($239.2 million after tax amount attributable to the Company) reflect the decisions reached through September 30, 2009 in the Company’s ongoing strategic review of its global manufacturing footprint. The related curtailment of plant capacity and realignment of selected operations will result in an overall reduction in the Company’s workforce of approximately 2,500 jobs.  Amounts recorded by the Company do not include any gains that may be realized upon the ultimate sale or disposition of closed facilities.

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

2009

During the first three quarters of 2009, the Company recorded charges totaling $113.1 million ($88.9 million after tax amount attributable to the Company), for restructuring and asset impairment in Europe, North America and South America.  The charges in 2009 also include $8.7 million for the settlement of pension liabilities related to previously closed facilities.  The curtailment of plant capacity will result in elimination of approximately 700 jobs and a corresponding reduction in the Company’s workforce.

The Company expects that the majority of the remaining estimated cash expenditures related to the above charges will be paid out by the end of 2009.

Selected information related to the restructuring accrual is as follows:

	Employee Costs	Asset Impairment	Other	Total

2007 Charges	$26.1	$22.3	$6.9	$55.3
Write-down of assets to net realizable value	—	(22.3)	(2.4)	(24.7)
Balance at December 31, 2007	26.1	—	4.5	30.6
2008 charges	70.1	32.5	29.8	132.4
Write-down of assets to net realizable value		(32.5)	(4.7)	(37.2)
Net cash paid, principally severance and related benefits	(35.6)		(7.2)	(42.8)
Other, principally foreign exchange translation	(13.0)		(6.1)	(19.1)
Balance at December 31, 2008	47.6	—	16.3	63.9
First quarter 2009 charges	19.1	29.3	2.0	50.4
Write-down of assets to net realizable value		(29.3)		(29.3)
Net cash paid, principally severance and related benefits	(18.9)		(1.3)	(20.2)
Other, principally foreign exchange translation	(1.7)		(0.5)	(2.2)
Balance at March 31, 2009	46.1	—	16.5	62.6
Second quarter 2009 charges	4.6	0.6		5.2
Write-down of assets to net realizable value		(0.6)		(0.6)
Net cash paid, principally severance and related benefits	(12.5)		(0.5)	(13.0)
Other, principally foreign exchange translation	3.4		1.3	4.7
Balance at June 30, 2009	41.6	—	17.3	58.9
Third quarter 2009 charges	40.1	15.4	2.0	57.5
Write-down of assets to net realizable value		(15.4)		(15.4)
Net cash paid, principally severance and related benefits	(8.4)		(1.1)	(9.5)
Non-cash settlement of pension liability	(8.7)			(8.7)
Other, principally foreign exchange translation	1.9		0.9	2.8
Balance at September 30, 2009	$66.5	$—	$19.1	$85.6

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

During the second quarter of 2009, the Company completed a tender offer for its $250 million senior debentures due 2010.  As a result of the tender offer, the Company extinguished $221.9 million of the senior debentures and terminated the related interest rate swap agreements for proceeds of $5.0 million.  The Company recognized $4.4 million of the proceeds as a reduction to interest expense upon the termination of the interest rate swap agreements, while the remaining $0.6 million was recorded as an adjustment to debt and is being recognized as a reduction to interest expense over the remaining life of the outstanding senior debentures due 2010.  See Note 2 for additional information.

During the second quarter of 2009, the Company’s interest rate swaps related to the $450 million senior notes due 2013 were terminated.  The Company received proceeds of $12.4 million which were recorded as an adjustment to debt and will be recognized as a reduction to interest expense over the remaining life of the senior notes due 2013.

As of September 30, 2009, the balance of unamortized proceeds from terminated interest rate swaps included in long-term debt is $11.6 million.

The effect of the interest rate swaps on the results of operations for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Amount of Gain (Loss) Recognized in Interest Expense
	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2009	2008	2009	2008

Interest Rate Swaps		$6.5	$(11.0)	$1.2
Related long-term debt		(6.5)	11.0	(1.2)
Proceeds recognized and amortized for terminated interest rate swaps	$0.9		5.7

Net impact on interest expense	$0.9	$—	$5.7	$—

Commodity Futures Contracts Designated as Cash Flow Hedges

The Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows. The Company continually evaluates the natural gas market with respect to its forecasted usage requirements over the next twelve to twenty-four months and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements over that period. At September 30, 2009, the Company had entered into commodity futures contracts covering approximately 6,600,000 MM BTUs over that period.

The Company accounts for the above futures contracts as cash flow hedges at September 30, 2009 and recognizes them on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owners’ equity (“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. At September 30, 2009, an unrecognized loss of $12.8 million (pretax and after tax) related to the commodity futures contracts was included in Accumulated OCI, and will be reclassified into earnings over the next twelve to twenty-four months.  Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.  The ineffectiveness related to these natural gas hedges for the three and nine months ended September 30, 2009 and 2008 was not material.

The effect of the commodity futures contracts on the results of operations for the three months ended September 30, 2009 and 2008 is as follows:

		Amount of Gain (Loss)
		Reclassified from
Amount of Loss		Accumulated OCI into
Recognized in OCI on		Income (reported in
Commodity Futures Contracts		manufacturing, shipping, and
(Effective Portion)		delivery) (Effective Portion)
2009	2008	2009	2008

$(0.9)	$(52.3)	$(16.8)	$4.7

The effect of the commodity futures contracts on the results of operations for the nine months ended September 30, 2009 and 2008 is as follows:

		Amount of Gain (Loss)
		Reclassified from
Amount of Loss		Accumulated OCI into
Recognized in OCI on		Income (reported in
Commodity Futures Contracts		manufacturing, shipping, and
(Effective Portion)		delivery) (Effective Portion)
2009	2008	2009	2008

$(21.9)	$(4.4)	$(46.6)	$11.7

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

The effect of the net investment hedge on the results of operations for the three months ended September 30, 2009 and 2008 is as follows:

			Amount of Gain (Loss)
Amount of Gain (Loss)		Location of Gain (Loss)	Reclassified from Accumulated
Recognized in OCI		Reclassified from Accumulated	OCI into Income
2009	2008	OCI into Income	2009	2008

$(11.7)	$32.8	N/A	$—	$—

The effect of the net investment hedge on the results of operations for the nine months ended September 30, 2009 and 2008 is as follows:

			Amount of Gain (Loss)
Amount of Gain (Loss)		Location of Gain (Loss)	Reclassified from Accumulated
Recognized in OCI		Reclassified from Accumulated	OCI into Income
2009	2008	OCI into Income	2009	2008

$(13.0)	$8.3	N/A	$—	$—

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

At September 30, 2009, various subsidiaries of the Company had outstanding forward exchange and option agreements denominated in various currencies covering the equivalent of approximately $735 million related primarily to intercompany transactions and loans.

The effect of the forward exchange contracts on the results of operations for the three months ended September 30, 2009 and 2008 is as follows:

	Amount of Gain (Loss)
Location of Gain (Loss)	Recognized in Income on
Recognized in Income on	Forward Exchange Contracts
Forward Exchange Contracts	2009	2008

Other expense	$(9.1)	$16.9

The effect of the forward exchange contracts on the results of operations for the nine months ended September 30, 2009 and 2008 is as follows:

	Amount of Gain (Loss)
Location of Gain (Loss)	Recognized in Income on
Recognized in Income on	Forward Exchange Contracts
Forward Exchange Contracts	2009	2008

Other expense	$2.6	$(13.4)

Balance Sheet Classification

The Company records the fair values of derivative financial instruments on the balance sheet as follows: (1) receivables if the instrument has a positive fair value and maturity within one year, (2) deposits, receivables, and other assets if the instrument has a positive fair value and maturity after one year, (3) accounts payable and other current liabilities if the instrument has a negative fair value and maturity within one year, and (4) other liabilities if the instrument has a negative fair value and maturity after one year.  The following table shows the amount and classification of the Company’s derivatives as of September 30, 2009 and 2008:

	2009		2008
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Asset Derivatives:
Derivatives designated as hedging instruments
Interest rate swaps			Receivables	$0.1
Interest rate swaps			Deposits, receivables, and other assets	4.5
Commodity futures contracts	Deposits, receivables, and other assets	$0.3
Commodity futures contracts	Other liabilities	0.6
Total derivatives designated as hedging instruments		0.9		4.6

Derivatives not designated as hedging instruments
Foreign exchange contracts	Receivables	6.9	Receivables	28.0
Foreign exchange contracts			Deposits, receivables, and other assets	1.5
Total derivatives not designated as hedging instruments		6.9		29.5

Total asset derivatives		$7.8		$34.1

Liability Derivatives:
Derivatives designated as hedging instruments
Commodity futures contracts	Other liabilities	$13.7	Other liabilities (current)	$17.6
Commodity futures contracts			Other liabilities	3.1
Total derivatives designated as hedging instruments		13.7		20.7

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other liabilities (current)	14.6	Other liabilities (current)	2.1
Foreign exchange contracts			Other liabilities	7.5
Total derivatives not designated as hedging instruments		14.6		9.6

Total liability derivatives		$28.3		$30.3

11.  Pensions Benefit Plans and Other Postretirement Benefits

The components of the net periodic pension cost (income) for the three months ended September 30, 2009 and 2008 are as follows:

	2009	2008
Service cost	$10.7	$11.8
Interest cost	54.0	54.1
Expected asset return	(69.9)	(80.0)
Settlement cost	8.7

Amortization:
Loss	11.1	7.7
Prior service credit	(0.3)	(0.2)

Net amortization	10.8	7.5

Net periodic pension (income) cost	$14.3	$(6.6)

The components of the net periodic pension cost (income) for the nine months ended September 30, 2009 and 2008 are as follows:

	2009	2008
Service cost	$31.0	$36.1
Interest cost	158.7	164.5
Expected asset return	(206.2)	(242.4)
Settlement cost	8.7

Amortization:
Loss	32.9	23.2
Prior service credit	(0.7)	(0.6)

Net amortization	32.2	22.6

Net periodic pension (income) cost	$24.4	$(19.2)

The components of the net postretirement benefit cost for the three months ended September 30, 2009 and 2008 are as follows:

	2009	2008
Service cost	$0.4	$0.5
Interest cost	4.1	4.3

Amortization:
Prior service credit	(0.8)	(0.8)
Loss	1.0	1.6

Net amortization	0.2	0.8

Net postretirement benefit cost	$4.7	$5.6

The components of the net postretirement benefit cost for the nine months ended September 30, 2009 and 2008 are as follows:

	2009	2008
Service cost	$1.3	$1.7
Interest cost	12.2	13.0

Amortization:
Prior service credit	(2.4)	(2.3)
Loss	2.9	4.7

Net amortization	0.5	2.4

Net postretirement benefit cost	$14.0	$17.1

12. Noncontrolling Interests

Effective January 1, 2009, the Company adopted the provisions of a new accounting standard which established accounting and reporting requirements for the noncontrolling interests in a subsidiary and the deconsolidation of a subsidiary.  An entity is required to present consolidated net income attributable to the parent and to the noncontrolling interests separately on the face of the consolidated financial statements. The new provisions clarify that noncontrolling interests in a subsidiary should be accounted for as a component of equity separate from the parent’s equity, rather than in liabilities.  The format of the Company’s condensed consolidated results of operations for the three and nine months ended September 30, 2008, condensed consolidated cash flows for the nine months ended September 30, 2008, and condensed consolidated balance sheets at September 30, 2008 and December 31, 2008 have been reclassified to conform to the new presentation which is required to be applied retrospectively.  The cash flow presentation was also revised to reflect dividends paid to noncontrolling interests as a cash flow from financing activities.  Previously these cash flows had been reported as an operating activity.

13. New Accounting Standards

In December 2008, the FASB issued a new standard which requires additional annual disclosures about the fair value of postretirement benefit plan assets to provide users of financial statements with useful, transparent and timely information about the asset portfolios.  This new requirement is effective for years ending after December 15, 2009.  Adoption will have no impact on the Company’s results of operations, financial position or cash flows.

In June 2009, the FASB issued a new standard which amends certain guidance for determining whether an entity is a variable interest entity (VIE). An enterprise is required to perform an analysis to determine whether the Company’s variable interests give it a controlling financial interest in a VIE. A company would be required to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance. In addition, the new provisions require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. The new provisions are effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact of this Statement.

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

	September 30, 2009
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Accounts receivable	$—	$—	$1,146.6	$—	$1,146.6
Inventories			1,035.4		1,035.4
Other current assets			1,063.5		1,063.5

Total current assets	—	—	3,245.5	—	3,245.5
Investments in and advances to subsidiaries	2,651.1	2,373.0		(5,024.1)	—
Goodwill			2,382.3		2,382.3
Other non-current assets			782.1		782.1

Total other assets	2,651.1	2,373.0	3,164.4	(5,024.1)	3,164.4
Property, plant, and equipment, net			2,709.9		2,709.9
Total assets	$2,651.1	$2,373.0	$9,119.8	$(5,024.1)	$9,119.8
Current liabilities :
Accounts payable and accrued liabilities	$—	$—	$1,546.9	$—	$1,546.9
Current portion of asbestos liability	175.0				175.0
Short-term loans and long-term debt due within one year	28.1		377.6	(28.1)	377.6

Total current liabilities	203.1	—	1,924.5	(28.1)	2,099.5
Long-term debt	250.0		3,343.9	(250.0)	3,343.9
Asbestos-related liabilities	197.9				197.9
Other non-current liabilities			1,478.4		1,478.4
Capital structure	2,000.1	2,373.0	2,373.0	(4,746.0)	2,000.1
Total liabilities and share owners’ equity	$2,651.1	$2,373.0	$9,119.8	$(5,024.1)	$9,119.8

	December 31, 2008
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Accounts receivable	$—	$—	$988.8	$—	$988.8
Inventories			999.5		999.5
Other current assets			456.4		456.4

Total current assets	—	—	2,444.7	—	2,444.7
Investments in and advances to subsidiaries	2,288.7	1,788.7		(4,077.4)	—
Goodwill			2,207.5		2,207.5
Other non-current assets			678.7		678.7

Total other assets	2,288.7	1,788.7	2,886.2	(4,077.4)	2,886.2
Property, plant and equipment, net			2,645.6		2,645.6

Total assets	$2,288.7	$1,788.7	$7,976.5	$(4,077.4)	$7,976.5

Current liabilities :
Accounts payable and accrued liabilities	$—	$—	$1,434.5	$—	$1,434.5
Current portion of asbestos liability	175.0				175.0
Short-term loans and long-term debt due within one year			393.8		393.8

Total current liabilities	175.0	—	1,828.3	—	2,003.3

Long-term debt	508.9		2,931.4	(500.0)	2,940.3
Asbestos-related liabilities	320.3				320.3
Other non-current liabilities	(8.9)		1,428.1		1,419.2

Capital structure	1,293.4	1,788.7	1,788.7	(3,577.4)	1,293.4

Total liabilities and share owners’ equity	$2,288.7	$1,788.7	$7,976.5	$(4,077.4)	$7,976.5

	September 30, 2008
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Accounts receivable	$—	$—	$1,194.1	$—	$1,194.1
Inventories			1,141.2		1,141.2
Other current assets			501.8		501.8

Total current assets	—	—	2,837.1	—	2,837.1
Investments in and advances to subsidiaries	3,625.1	3,125.1		(6,750.2)	—
Goodwill			2,333.3		2,333.3
Other non-current assets			1,318.1		1,318.1

Total other assets	3,625.1	3,125.1	3,651.4	(6,750.2)	3,651.4
Property, plant, and equipment, net			2,748.9		2,748.9
Total assets	$3,625.1	$3,125.1	$9,237.4	$(6,750.2)	$9,237.4
Current liabilities :
Accounts payable and accrued liabilities	$—	$—	$1,674.8	$—	$1,674.8
Current portion of asbestos liability	210.0				210.0
Short-term loans and long-term debt due within one year			496.4		496.4

Total current liabilities	210.0	—	2,171.2	—	2,381.2
Long-term debt	500.5		2,960.6	(500.0)	2,961.1
Asbestos-related liabilities	105.2				105.2
Other non-current liabilities	(0.4)		980.5		980.1
Capital structure	2,809.8	3,125.1	3,125.1	(6,250.2)	2,809.8
Total liabilities and share owners’ equity	$3,625.1	$3,125.1	$9,237.4	$(6,750.2)	$9,237.4

	Three months ended September 30, 2009
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$1,874.6	$—	$1,874.6
Manufacturing, shipping, and delivery			(1,425.9)		(1,425.9)
Gross profit	—	—	448.7	—	448.7

Research, engineering, selling, administrative, and other			(221.1)		(221.1)
External interest expense	(5.4)		(53.2)		(58.6)
Intercompany interest expense		(5.4)	(5.4)	10.8	—
External interest income			6.1		6.1
Intercompany interest income	5.4	5.4		(10.8)	—
Equity earnings from subsidiaries	126.7	126.7		(253.4)	—
Other equity earnings			11.9		11.9
Other revenue			5.8		5.8

Earnings before income taxes	126.7	126.7	192.8	(253.4)	192.8
Provision for income taxes			(63.8)		(63.8)

Net earnings	126.7	126.7	129.0	(253.4)	129.0
Net earnings attributable to noncontrolling interests			(2.3)		(2.3)

Net earnings attributable to the Company	$126.7	$126.7	$126.7	$(253.4)	$126.7

	Three months ended September 30, 2008
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$2,008.6	$—	$2,008.6
Manufacturing, shipping, and delivery			(1,601.3)		(1,601.3)
Gross profit	—	—	407.3	—	407.3

Research, engineering, selling, administrative, and other			(232.4)		(232.4)
External interest expense	(9.7)		(56.6)		(66.3)
Intercompany interest expense		(9.7)	(9.7)	19.4	—
External interest income			10.4		10.4
Intercompany interest income	9.7	9.7		(19.4)	—
Equity earnings from subsidiaries	78.6	78.6		(157.2)	—
Other equity earnings			12.9		12.9
Other revenue			6.9		6.9

Earnings from continuing operations before income taxes	78.6	78.6	138.8	(157.2)	138.8
Provision for income taxes			(42.2)		(42.2)

Earnings from continuing operations	78.6	78.6	96.6	(157.2)	96.6
Net earnings	78.6	78.6	96.6	(157.2)	96.6
Net earnings attributable to noncontrolling interest			(18.0)		(18.0)

Net earnings attributable to the Company	$78.6	$78.6	$78.6	$(157.2)	$78.6

	Nine months ended September 30, 2009
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$5,200.6	$—	$5,200.6
Manufacturing, shipping, and delivery			(4,047.7)		(4,047.7)

Gross profit	—	—	1,152.9	—	1,152.9

Research, engineering, selling, administrative, and other			(568.8)		(568.8)
External interest expense	(33.5)		(131.1)		(164.6)
Intercompany interest expense		(33.5)	(33.5)	67.0	—
External interest income			21.1		21.1
Intercompany interest income	33.5	33.5		(67.0)	—
Equity earnings from subsidiaries	321.1	321.1		(642.2)	—
Other equity earnings			39.6		39.6
Other revenue			14.6		14.6

Earnings from continuing operations before income taxes	321.1	321.1	494.8	(642.2)	494.8
Provision for income taxes			(144.5)		(144.5)

Net earnings	321.1	321.1	350.3	(642.2)	350.3
Net earnings attributable to noncontrolling interest			(29.2)		(29.2)

Net earnings attributable to the Company	$321.1	$321.1	$321.1	$(642.2)	$321.1

	Nine months ended September 30, 2008
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$6,179.7	$—	$6,179.7
Manufacturing, shipping, and delivery			(4,790.4)		(4,790.4)

Gross profit	—	—	1,389.3	—	1,389.3

Research, engineering, selling, administrative, and other			(560.7)		(560.7)
External interest expense	(36.1)		(163.7)		(199.8)
Intercompany interest expense		(36.1)	(36.1)	72.2	—
External interest income			29.1		29.1
Intercompany interest income	36.1	36.1		(72.2)	—
Equity earnings from subsidiaries	480.1	480.1		(960.2)	—
Other equity earnings			36.7		36.7
Other revenue			19.9		19.9

Earnings from continuing operations before income taxes	480.1	480.1	714.5	(960.2)	714.5
Provision for income taxes			(183.0)		(183.0)

Earnings from continuing operations	480.1	480.1	531.5	(960.2)	531.5
Gain on sale of discontinued operations	7.9	7.9	7.9	(15.8)	7.9
Net earnings	488.0	488.0	539.4	(976.0)	539.4
Net earnings attributable to noncontrolling interest			(51.4)		(51.4)

Net earnings attributable to the Company	$488.0	$488.0	$488.0	$(976.0)	$488.0

	Nine months ended September 30, 2009
			Non-
		Guarantor	Guarantor
Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash provided by (used in) operating activities	$(122.4)	$—	$701.8	$—	$579.4

Cash used in investing activities			(193.1)		(193.1)

Cash provided by (used in) financing activities	122.4		96.9		219.3

Effect of exchange rate change on cash			32.0		32.0

Net change in cash	—	—	637.6	—	637.6

Cash at beginning of period			379.5		379.5

Cash at end of period	$—	$—	$1,017.1	$—	$1,017.1

	Nine months ended September 30, 2008
			Non-
		Guarantor	Guarantor
Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash provided by (used in) operating activities	$(140.3)	$—	$721.2	$—	$580.9

Cash used in investing activities			(262.6)		(262.6)

Cash provided by (used in) financing activities	140.3		(428.0)		(287.7)

Effect of exchange rate change on cash			(7.8)		(7.8)

Net change in cash	—	—	22.8	—	22.8

Cash at beginning of period			387.7		387.7

Cash at end of period	$—	$—	$410.5	$—	$410.5

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Following are the Company’s net sales by segment and Segment Operating Profit for the three and nine months ended September 30, 2009 and 2008.  The Company’s measure of profit for its reportable segments is Segment Operating Profit, which consists of consolidated earnings from continuing operations before interest income, interest expense, and provision for income taxes and excludes amounts related to certain items that management considers not representative of ongoing operations as well as certain retained corporate costs.  The segment data presented below is prepared in accordance with general accounting principles for segment reporting.  The line titled ‘reportable segment totals’, however, is a non-GAAP measure when presented outside of the financial statement footnotes.  Management has included ‘reportable segment totals’ below to facilitate the discussion and analysis of financial condition and results of operations.  The Company’s management uses Segment Operating Profit, in combination with selected cash flow information, to evaluate performance and to allocate resources.

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2009	2008	2009	2008
Net Sales:
Europe	$785.9	$869.7	$2,192.7	$2,804.3
North America	538.5	580.6	1,593.2	1,717.8
South America	290.5	299.1	754.4	847.4
Asia Pacific	252.1	248.7	626.9	741.0

Reportable segment totals	1,867.0	1,998.1	5,167.2	6,110.5
Other	7.6	10.5	33.4	69.2
Net Sales	$1,874.6	$2,008.6	$5,200.6	$6,179.7

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2009	2008	2009	2008
Segment Operating Profit:
Europe	$128.4	$114.8	$293.0	$458.2
North America	82.9	41.7	248.7	165.2
South America	63.6	92.4	180.6	251.5
Asia Pacific	41.7	38.7	78.1	124.9
Reportable segment totals	316.6	287.6	800.4	999.8

Items excluded from Segment Operating Profit:
Retained corporate costs and other	(13.8)	(2.3)	(49.0)	(2.9)
Restructuring and asset impairments	(57.5)	(90.6)	(113.1)	(111.7)
Interest income	6.1	10.4	21.1	29.1
Interest expense	(58.6)	(66.3)	(164.6)	(199.8)
Earnings from continuing operations before income taxes	192.8	138.8	494.8	714.5
Provision for income taxes	(63.8)	(42.2)	(144.5)	(183.0)
Earnings from continuing operations	129.0	96.6	350.3	531.5
Gain on sale of discontinued operations				7.9
Net earnings	129.0	96.6	350.3	539.4
Net earnings attributable to noncontrolling interests	(2.3)	(18.0)	(29.2)	(51.4)
Net earnings attributable to the Company	$126.7	$78.6	$321.1	$488.0

Net earnings from continuing operations attributable to the Company	$126.7	$78.6	$321.1	$480.1

Note:  All amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Quarters ended September 30, 2009 and 2008

Net sales were $134.0 million lower than the prior year principally resulting from decreased shipments and the unfavorable effect of foreign currency exchange rates, partially offset by higher selling prices and improved mix.

Segment Operating Profit for reportable segments was $29.0 million higher than the prior year.  The increase was mainly attributable to higher selling prices, improved mix, reduced warehouse, delivery and production costs, and lower energy costs.  The Company also recognized savings of approximately $34 million from permanent curtailment of plant capacity and realignment of selected operations.  Partially offsetting these benefits were lower sales volume and higher unabsorbed fixed costs of approximately $61 million, primarily due to temporary production curtailments.  The Company also recognized $14.7 million of foreign currency exchange losses in the third quarter of 2009 related to cash remittances out of Venezuela as part of the Company’s cash management strategy.

Interest expense for the third quarter of 2009 was $58.6 million compared with $66.3 million for the third quarter of 2008.  The decrease is principally due to lower variable interest rates under the Company’s bank credit agreement as well as favorable foreign currency exchange rates.

Interest income for the third quarter of 2009 was $6.1 million compared with $10.4 million for the third quarter of 2008.

Net earnings from continuing operations attributable to the Company for 2009 were $126.7 million, or $0.74 per share (diluted), compared with $78.6 million, or $0.46 per share (diluted), for 2008.  Earnings in both periods included items that management considered not representative of ongoing operations.  These items decreased net earnings in 2009 by $36.0 million, or $0.21 per share, and decreased net earnings in 2008 by $75.1 million, or $0.44 per share.

Cash payments for asbestos-related costs were $38.2 million for the three months ended September 30, 2009 compared with $36.7 million for the three months ended September 30, 2008.

Capital spending for property, plant and equipment was $69.6 million for 2009 compared with $109.5 million for 2008.

Executive Overview —Nine Months ended September 30, 2009 and 2008

Net sales were $979.1 million lower than the prior year principally resulting from decreased shipments and the unfavorable effect of foreign currency exchange rates, partially offset by higher selling prices and improved mix.

Segment Operating Profit for reportable segments was $199.4 million lower than the prior year.  The decrease was mainly attributable to lower sales volume and increased manufacturing and delivery costs resulting from higher unabsorbed fixed costs of approximately $256 million, as compared to the first nine months of 2008, primarily from production curtailments as well as inflationary cost increases.  The Company also recognized $14.7 million of foreign currency exchange losses in 2009 related to cash remittances out of Venezuela as part of the Company’s cash management strategy.  Partially offsetting these costs were higher selling prices and savings from permanent curtailment of plant capacity and realignment of selected operations.

Interest expense for the first nine months of 2009 was $164.6 million compared with $199.8 million for the first nine months of 2008.  The 2009 amount includes $5.2 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees, net of a gain from the termination of the interest rate swap agreement following the May tender for the 7.50% Senior Debentures due May 2010.  Excluding these amounts, interest expense for the first nine months of 2009 decreased $40.4 million from the first nine months of 2008.  The decrease is principally due to lower variable interest rates under the Company’s bank credit agreement as well as favorable foreign currency exchange rates.

Interest income for the first nine months of 2009 was $21.1 million compared with $29.1 million for the first nine months of 2008.

Net earnings from continuing operations attributable to the Company for 2009 were $321.1 million, or $1.89 per share (diluted), compared with $480.1 million, or $2.81 per share (diluted), for 2008.  Earnings in both periods included items that management considered not representative of ongoing operations.  These items decreased net earnings in 2009 by $94.1 million, or $0.55 per share, and decreased net earnings in 2008 by $89.0 million, or $0.53 per share.

Cash payments for asbestos-related costs were $122.4 million for the nine months ended September 30, 2009 compared with $140.3 million for the nine months ended September 30, 2008.

Capital spending for property, plant and equipment was $193.7 million for 2009 compared with $238.5 million for 2008.

Results of Operations —Third Quarter of 2009 compared with Third Quarter of 2008

Net Sales

The Company’s net sales in the third quarter of 2009 were $1,874.6 million compared with $2,008.6 million for the third quarter of 2008, a decrease of $134.0 million, or 6.7%. For further information, see Segment Information included in Note 7 to the Condensed Consolidated Financial Statements.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales - 2008		$1,998.1
Decreased sales volume	$(150.0)
Net effect of price and mix	91.0
Effects of changing foreign currency rates	(72.1)

Total effect on net sales		(131.1)
Net sales - 2009		$1,867.0

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

Segment Operating Profit of reportable segments in the third quarter of 2009 was $316.6 million compared to $287.6 million for the third quarter of 2008, an increase of $29.0 million, or 10.1%.

The change in Segment Operating Profit of reportable segments can be summarized as follows (dollars in millions):

Segment Operating Profit - 2008		$287.6
Decreased sales volume	$(57.0)
Net effect of price and mix	91.0
Effects of changing foreign currency rates	(10.0)
Manufacturing and delivery	24.0
Operating expenses	(4.0)
Other	(15.0)

Total net effect on Segment Operating Profit		29.0
Segment Operating Profit - 2009		$316.6

Interest Expense

Interest expense for the third quarter of 2009 was $58.6 million compared with $66.3 million for the third quarter of 2008.  The decrease is principally due to lower variable interest rates under the Company’s bank credit agreement as well as favorable foreign currency exchange rates.

Interest Income

Interest income for the third quarter of 2009 was $6.1 million compared with $10.4 million for the third quarter of 2008.  The decrease is principally due to lower interest rates on investments, which more than offset the additional interest earned on the Company’s higher cash balance.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests in the third quarter of 2009 were $2.3 million compared with $18.0 million in the third quarter of 2008.  Net earnings attributable to noncontrolling interests were reduced by $8.0 million in the third quarter of 2009 and increased by $1.6 million in the third quarter of 2008 related to restructuring and asset impairment charges recorded in each period.  Excluding these amounts, net earnings attributable to noncontrolling interests in the third quarter of 2009 decreased $6.1 million compared with the third quarter of 2008.  The decrease is primarily a result of lower segment operating profit in the Company’s South American segment in 2009.

Results of Operations —First nine months of 2009 compared with first nine months of 2008

Net Sales

The Company’s net sales in the first nine months of 2009 were $5,200.6 million compared with $6,179.7 million for the first nine months of 2008, a decrease of $979.1 million, or 15.8%. For further information, see Segment Information included in Note 7 to the Condensed Consolidated Financial Statements.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales - 2008		$6,110.5
Decreased sales volume	$(717.0)
Net effect of price and mix	300.0
Effects of changing foreign currency rates	(526.3)

Total effect on net sales		(943.3)
Net sales - 2009		$5,167.2

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

Segment Operating Profit of reportable segments in the first nine months of 2009 was $800.4 million compared to $999.8 million for the first nine months of 2008, a decrease of $199.4 million, or 19.9%.

The change in Segment Operating Profit of reportable segments can be summarized as follows (dollars in millions):

Segment Operating Profit - 2008		$999.8
Decreased sales volume	$(245.0)
Net effect of price and mix	300.0
Effects of changing foreign currency rates	(62.0)
Manufacturing and delivery	(173.0)
Operating expenses	(5.0)
Other	(14.4)

Total net effect on Segment Operating Profit		(199.4)
Segment Operating Profit - 2009		$800.4

Interest Expense

Interest expense for the first nine months of 2009 was $164.6 million compared with $199.8 million for the first nine months of 2008.  The 2009 amount includes $5.2 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees, net of a gain from the termination of the interest rate swap agreement following the May tender for the 7.50% Senior Debentures due May 2010.  Excluding these amounts, interest expense for the first nine months of 2009 decreased $40.4 million from the first nine months of 2008.  The decrease is principally due to lower variable interest rates under the Company’s bank credit agreement as well as favorable foreign currency exchange rates.

Interest Income

Interest income for the first nine months of 2009 was $21.1 million compared with $29.1 million for the first nine months of 2008.  The decrease is principally due to lower interest rates on investments, which more than offset the additional interest earned on the Company’s higher cash balance.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests in the first nine months of 2009 was $29.2 million compared with $51.4 million in the first nine months of 2008.  Net earnings attributable to noncontrolling interests was reduced by $8.0 million in the first nine months of 2009 related to restructuring and asset impairment charges recorded in each period.  Excluding these amounts, net earnings attributable to noncontrolling interests in 2009 decreased $14.2 million compared with 2008.  The decrease is primarily a result of lower segment operating profit in the Company’s South American segment in 2009.

Provision for Income Taxes

The Company’s effective tax rate for the nine months ended September 30, 2009 was 29.2%, compared with 25.6% for the first nine months of 2008.  The provision for 2009 includes a net benefit of $16.1 million related to restructuring and impairment charges recorded by the Company.  The provision for 2008 includes a net benefit of $22.7 million related to tax legislation, restructuring and other.  Based on the current projection for the mix of earnings for 2009, the Company expects that the full year effective tax rate will be 26% - 27% for continuing operations, excluding restructuring charges and other separately taxed items, compared to 24.0% for 2008.

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for the third quarter of 2009 was $13.8 million compared with $2.3 million for the third quarter of 2008, and $49.0 million for the first nine months of 2009 compared with $2.9 million for the first nine months of 2008.  The increased expense in 2009 is mainly attributable to increased employee benefit costs, primarily pension expense. The increase is also due to lower royalty income and favorable items in 2008 that did not recur in 2009.

Restructuring and Asset Impairments

During the third quarter of 2009, the Company recorded charges totaling $57.5 million ($36.0 million after tax amount attributable to the Company), for restructuring, asset impairment and settlement of pension liabilities in Europe, North America and South America.  The total of all such charges for the nine months ended September 30, 2009 was $113.1 million ($88.9 million after tax amount attributable to the Company).  The charges reflect the additional decisions reached in the Company’s ongoing strategic review of its global manufacturing footprint. See Note 9 to the Condensed Consolidated Financial Statements for additional information.

Charges for similar actions in Europe and North America during the third quarter of 2008 totaled $90.6 million ($79.7 million after tax amount attributable to the Company). The total of all such charges for the nine months ended September 30, 2008 was $110.8 million ($92.7 million after tax amount attributable to the Company).  See Note 9 to the Condensed Consolidated Financial Statements for additional information.

During the first nine months of 2008, the Company also recorded an additional $0.9 million (pretax and after tax amount attributable to the Company), related to the impairment of the Company’s equity investment in the South American Segment’s 50%-owned Caribbean affiliate.

Discontinued Operations

The gain on sale of discontinued operations of $7.9 million reported in 2008 relates to an adjustment of the 2007 gain on the sale of the plastics packaging business mainly related to finalizing certain tax allocations and an adjustment to the selling price in accordance with procedures set forth in the final contract.

Capital Resources and Liquidity

The Company’s total debt at September 30, 2009 was $3.72 billion, compared with $3.33 billion at December 31, 2008 and $3.46 billion at September 30, 2008.

On June 14, 2006, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  At September 30, 2009, the Agreement included a $900.0 million revolving credit facility, a 225.0 million Australian dollar term loan, and a 110.8 million Canadian dollar term loan, each of which has a final maturity date of June 15, 2012.  It also included a $191.5 million term loan and a €191.5 million term loan, each of which has a final maturity date of June 14, 2013.

As a result of the bankruptcy of Lehman Brothers Holdings Inc. and several of its subsidiaries, the Company believes that the maximum amount available under the revolving credit facility was reduced by $32.3 million.  After further deducting amounts attributable to letters of credit and overdraft facilities that are supported by the revolving credit facility, at September 30, 2009 the Company’s subsidiary borrowers had unused credit of $761.2 million available under the Agreement.

The weighted average interest rate on borrowings outstanding under the Agreement at September 30, 2009 was 2.40%.

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

During October 2006, the Company entered into a €300 million European accounts receivable securitization program.  The program extends through October 2011, subject to annual renewal of backup credit lines.  In addition, the Company participates in a receivables financing program in the Asia Pacific region with a revolving funding commitment of 85 million Australian dollars and 25 million New Zealand dollars that expire January 2010 and November 2009, respectively.

Information related to the Company’s accounts receivable securitization programs is as follows:

	Sept. 30,	Dec. 31,	Sept. 30,
	2009	2008	2008

Balance (included in short-term loans)	$289.4	$293.7	$390.5

Weighted average interest rate	1.70%	5.31%	6.00%

For the nine months ended September 30, 2009, cash provided by operating activities was $579.4 million compared with $580.9 million for the nine months ended September 30, 2008.  Lower net earnings, increased payments for restructuring activities, and increased pension contributions were offset by lower working capital balances, lower interest payments, and lower payments for asbestos-related costs.  Cash flows from operating activities will continue to be affected by payments for restructuring activities.

Asbestos-related payments for the nine months ended September 30, 2009 decreased $17.9 million to $122.4 million, compared with $140.3 million for the nine months ended September 30, 2008.

Based on exchange rates at September 30, 2009, the Company expects to contribute approximately $75 million to $80 million to its non-U.S. defined benefit pension plans in 2009, compared with $61.2 million in 2008.  The Company is not required to make cash contributions to the U.S. defined benefit pension plans during 2009.  Contributions in 2010 are dependent on future asset returns and discount rates which the Company is unable to predict.  However, based on a reasonably wide range of possible future asset returns and discount rates through the end of 2009, the Company believes that contributions to its non-U.S. plans will be moderately higher in 2010 and that it will not be required to make contributions to its U.S. plans in 2010.  Depending on a number of factors, the Company may elect to contribute additional amounts in order to improve the funded status of certain plans.

Capital spending for property, plant and equipment during the nine months ended September 30, 2009 was $193.7 million compared with $238.5 million in the prior year.  The Company capitalized $16.1 million and $14.5 million in 2009 and 2008, respectively, under capital lease obligations with the related financing recorded as long-term debt.  Total capital spending for the full year 2008 was $361.7 million.  Based on current exchange rates, total capital spending for 2009 is expected to be up to $440 million depending on market conditions.

As of September 30, 2009, the Company had $1,017.1 million in cash and cash equivalents.  The increase over the December 31, 2008 balance of $379.5 million largely represents cash provided by operating activities of $579.4 million for the nine months ended September 30, 2009, partially offset by capital spending of $193.7 million, and additional funds provided by the 2009 financing activities described above.  Most of the cash is held in mature, liquid markets where the Company has operations, such as North America, Europe and Australia and is readily available to fund global liquidity requirements.  Approximately 19% of the cash at September 30, 2009, is held in Venezuela where government restrictions on transfers of cash out of the country limit the Company’s ability to immediately access cash at the government’s official exchange rate of 2.15 bolivars to the U.S. dollar.  The Company has been able to obtain U.S. dollars at the official rate to pay for some of its key raw materials and other imports.  However, in 2009, the Venezuelan government has significantly slowed the process of exchanging bolivars to U.S. dollars at the official rate.  As a result, the Company’s cash balance in Venezuela has grown as earnings accumulate.  The Company has the ability to access the cash in Venezuela more quickly through a market-driven parallel exchange process which, at September 30, 2009, valued the bolivar about 60% lower than the official exchange rate.  During the third quarter of 2009, the Company entered into a series of parallel market transactions in order to exchange Venezuelan bolivars into U.S. dollars, and recognized foreign currency exchange losses of $14.7 million ($9.9 million after tax amount attributable to the Company).  The Company will continue to pursue currency exchange at the official rate to pay for its imports and to remit earnings.  However, it will also monitor conditions in Venezuela and presently intends to continue transferring cash generated in the country through parallel market transactions.

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

Property, Plant and Equipment

The net carrying amount of property, plant, and equipment (“PP&E”) at September 30, 2009 totaled $2,709.9 million, representing 29.7% of total assets.  Depreciation expense for the nine months ended September 30, 2009 totaled $274.3 million, representing approximately 6% of total costs and expenses. Given the significance of PP&E and associated depreciation to the Company’s consolidated financial statements, the determinations of an asset’s cost basis and its economic useful life are considered to be critical accounting estimates.

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

In mid-2007, the Company began a strategic review of its global manufacturing footprint.  The review is ongoing into 2009.  As an initial result of this review, during 2009, 2008, and 2007, the Company recorded charges that included impairments of property, plant, and equipment across all segments including certain Retained Corporate Costs and Other activities.  It is possible that the Company may conclude in the future that it will close or temporarily idle additional selected facilities or production lines and reduce headcount to increase operating performance and cash flows.  As of September 30, 2009, no other decisions had been made and no events had occurred that would require an additional evaluation of possible impairment.  For additional information on charges recorded in 2009, 2008 and 2007, see Note 9 to the Condensed Consolidated Financial Statements.

Goodwill — Goodwill at September 30, 2009 totaled $2,382.3 million, representing 26.1% of total assets.  The Company evaluates goodwill annually (or more frequently if impairment indicators arise) for impairment.  The Company conducts its evaluation as of October 1 of each year.  Goodwill impairment testing is performed using the business enterprise value (“BEV”) of each reporting unit which is calculated as of a measurement date by determining the present value of debt-free, after-tax projected future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer.  This BEV is then compared to the book value of each reporting unit as of the measurement date to assess whether an impairment of goodwill may exist.

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

The Company is in the process of performing its annual impairment testing as of October 1, 2009.  If the results of impairment testing indicate that a write down of goodwill is necessary, then the Company will record a charge in the fourth quarter of 2009.  In the event the Company would be required to record a significant write down of goodwill, the charge could have a material adverse effect on reported results of operations and net worth.

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

Pension Benefit Plans

Significant Estimates - The determination of pension obligations and the related pension expense or credits to operations involves significant estimates.  The most significant estimates are the discount rate used to calculate the actuarial present value of benefit obligations and the expected long-term rate of return on plan assets.  The Company uses discount rates based on yields of high quality fixed rate debt securities at the end of the year.  At December 31, 2008, the weighted average discount rate for all plans was 6.29%.  The Company uses an expected long-term rate of return on assets that is based on both past performance of the various plans’ assets and estimated future performance of the assets.  Due to the nature of the plans’ assets and the volatility of debt and equity markets, actual returns may vary significantly from year to year.  The Company refers to average historical returns over longer periods (up to 10 years) in determining its expected rates of return because short-term fluctuations in market values do not reflect the rates of return the Company expects to achieve based upon its long-term investing strategy.  For purposes of determining pension charges and credits in 2009, the Company’s estimated weighted average expected long-term rate of return on plan assets is 7.7% compared to 8.1% in 2008.  The Company recorded pension expense (income) from its principal defined benefit plans of $24.4 million, including the $8.7 million charge recorded in the third quarter of 2009 for the settlement of pension liabilities related to previously closed facilities, for the nine months ended September 30, 2009, and $(19.2) million for the nine months ended September 30, 2008.  Depending on currency translation rates, the Company expects to record approximately $29 million of pension expense for the full year of 2009, including the $8.7 million pension settlement charge.

Future effects on reported results of operations depend on economic conditions and investment performance.  For example, a one-half percentage point change in the actuarial assumption regarding the expected return on assets would have resulted in a change of approximately $18 million in the pretax pension expense for the full year 2009.  In addition, changes in external factors, including the fair values of plan assets and the discount rates used to calculate plan liabilities, could have a significant effect on the recognition of funded status as described below.

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

Management judgment is required in determining income tax expense and the related balance sheet amounts.  In addition, judgments are required concerning the ultimate outcome of uncertain income tax positions.  Actual income taxes paid may vary from estimates, depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. For the nine months ended September 30, 2009, the Company’s estimated unrecognized tax benefits increased by $14.2 million related to tax positions taken in prior years in non-U.S. jurisdictions.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

As described in the Form 10-K, the Company is subject to foreign currency exchange rate risk with respect to earnings of operations outside the United States.   In Venezuela, where currency

restrictions have been in effect for a number of years, the government controls all exchanges of bolivars into U.S. dollars at the official rate, which has remained fixed at its current level since early 2005.  In 2009, increased restrictions in the currency exchange process, combined with a general decline in economic conditions in Venezuela have contributed to a growing shortage of U.S. dollars available for exchange at the official rate.  In addition, inflation in Venezuela has continued at an accelerated rate, and it is reasonably possible that Venezuela’s economy may be considered highly inflationary at some time in the future.  For accounting purposes, an economy is deemed to be highly inflationary when the three-year cumulative rate of inflation exceeds 100%.  If the Company were to adopt the market-driven parallel exchange rate to remeasure its financial statements under a highly-inflationary basis of accounting, or if the Venezuelan government were to devalue the bolivar, then the reported results of the Company’s Venezuelan operations, which represented approximately one-third of the South American Segment’s operating profit for the full year 2008, would be adversely impacted.  Under a highly-inflationary basis of accounting, most of the revenues and costs of the Company’s Venezuelan operations would be translated at the parallel market rate, resulting in lower reported results of operations.  In addition, monetary assets (such as cash and receivables) and monetary liabilities (such as payables and accruals) would be remeasured at the end of each reporting period using the parallel rate at that date.  Because the parallel rate is subject to fluctuation, such remeasurement would increase the volatility of reported results of operations.

There have been no other material changes in market risk at September 30, 2009 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2009.

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

Item 1A.  Risk Factors.

There have been no material changes in risk factors at September 30, 2009 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Exhibit 101

Financial statements from the quarterly report on Form 10-Q of Owens-Illinois, Inc. for the quarter ended September 30, 2009, formatted in XBRL: (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

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

OWENS-ILLINOIS, INC.

Date	October 29, 2009	By	/s/ Edward C. White
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

101

Financial statements from the quarterly report on Form 10-Q of Owens-Illinois, Inc. for the quarter ended September 30, 2009, formatted in XBRL: (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

*                 This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.