Form 10-K
period 2009-12-31
OWENS ILLINOIS INC /DE/
filed 2010-02-10
CIK 812074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “ large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

        The aggregate market value (based on the consolidated tape closing price on June 30, 2009) of the voting and non-voting stock beneficially held by non-affiliates of Owens-Illinois, Inc. was approximately $3,569,806,000.  For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors and executive officers of the Company.  Such interpretation is not intended to be, and should not be construed to be, an admission by Owens-Illinois, Inc. or such directors or executive officers of the Company that such directors and executive officers of the Company are “affiliates” of Owens-Illinois, Inc., as that term is defined under the Securities Act of 1934.

The number of shares of common stock, $.01 par value of Owens-Illinois, Inc. outstanding as of December 31, 2009 was 168,600,765.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Owens-Illinois, Inc. Proxy Statement for The Annual Meeting of Share Owners To Be Held Thursday, May 6, 2010 (“Proxy Statement”) are incorporated by reference into Part III hereof.

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

General Development of Business

Owens-Illinois, Inc. (the “Company”), through its subsidiaries, is the successor to a business established in 1903.  The Company is the largest manufacturer of glass containers in the world, with leading positions in Europe, North America, South America and Asia Pacific.

Strategic Priorities and Competitive Strengths

The Company is pursuing the following strategic priorities aimed at optimizing shareholder return:

•                  Marketing Glass — promote its value added benefits and communicate its earth-friendly attributes

•                  Strategic & Profitable Growth — expand presence in growing markets and enter growing markets where we do not have a presence

•                  Innovation & Technology — focus on product innovation that adds value for customers and develop technology that provides a sustainable advantage

•                  Operational Excellence — continuous productivity improvement, pricing strategy to improve margins, and disciplined use of cash

Beginning in 2007, the Company commenced a strategic review of its global profitability and manufacturing footprint.  Since undertaking this review, the Company has announced the curtailment of capacity or closing of facilities involving 26 furnaces and approximately 3,250 job eliminations.  The Company has concluded its current global review as of December 31, 2009, with the final actions being implemented in the first half of 2010.  The Company believes these actions, combined with its pricing initiatives, will contribute to optimizing shareholder return. On an ongoing basis, the Company will review its manufacturing operations, and it is possible that it will close selected facilities or production lines in the future.

Technology Leader

The Company believes it is a technological leader in the worldwide glass container segment of the rigid packaging market in which it competes.  During the five years ended December 31, 2009, on a continuing operations basis, the Company invested more than $1.7 billion in capital expenditures (excluding acquisitions) and more than $290 million in research, development and engineering to, among other things, improve labor and machine productivity, increase capacity in growing markets and commercialize technology into new products.

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

Financial Information about Reportable Segments

Information as to sales, earnings from continuing operations before interest income, interest expense, and provision for income taxes and excluding amounts related to certain items that management considers not representative of ongoing operations (“Segment Operating Profit”), and total assets by reportable segment is included in Note 19 to the Consolidated Financial Statements.

Narrative Description of Business

Below is a description of the business and information to the extent material to understanding the Company’s business taken as a whole.

The Company is the largest manufacturer of glass containers in the world with 78 glass manufacturing plants in 21 countries.  The Company is the leading glass container manufacturer in 17 of the 21 countries where it competes in the glass container segment of the rigid packaging market, including the U.S., and the sole manufacturer of glass containers in 7 of these countries.

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

Customers

In most of the countries where the Company competes, it has the leading position in the glass container segment of the rigid packaging market based on sales revenue.  The largest customers include many of the leading manufacturers and marketers of glass packaged products in the world.  In the U.S., the majority of customers for glass containers are brewers, wine vintners, distillers and food producers.  The Company also produces glass containers for soft drinks and other non-alcoholic beverages, principally outside the U.S.  The largest U.S. glass container customers include (in alphabetical order) Anheuser-Busch InBev, Brown Forman, Diageo, H.J. Heinz, Miller/Coors, PepsiCo, and Saxco-Demptos, Inc.  The largest glass container customers outside the U.S. include (in alphabetical order) Anheuser-Busch InBev, Carlsberg, Diageo, Foster’s, Heineken, Lion Nathan, Molson/Coors, Pernod Ricard, and SABMiller.  The Company is a major glass container supplier to all of these customers.

The Company sells most of its glass container products directly to customers under annual or multi-year supply agreements.  Multi-year contracts typically provide for price adjustments based on cost changes.  The Company also sells some of its products through distributors. Glass container production is typically scheduled to maintain reasonable levels of inventory.

Markets and Competitive Conditions

The principal markets for glass container products made by the Company are in Europe, North America, South America, and Asia Pacific.  The Company believes it is a low-cost producer in the glass container segment of the rigid packaging market in many of the countries in which it competes.  Much of this cost advantage is due to proprietary equipment and process technology used by the Company.  The Company’s machine development activities and systematic upgrading of production equipment, begun in the 1990’s and early 2000’s, support its low-cost leadership position in the glass container segment in many of the countries in which it competes, a key strength to competing successfully in the rigid packaging market.

The Company has the leading share of the glass container segment of the U.S. rigid packaging market based on sales revenue by domestic producers in the U.S.  The principal glass container competitors in the U.S. are Saint-Gobain Containers, Inc., a wholly-owned subsidiary of Compagnie de Saint-Gobain, and Anchor Glass Container Corporation.  In addition, imports from Mexico and other countries compete in U.S. glass container segments.  Additionally, a few major consumer packaged goods companies self-manufacture glass containers.

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

Europe.  The Company’s European glass container business, headquartered in Switzerland, has consolidated manufacturing operations in 10 countries and is the largest in Europe.  The Company is a leading producer of wine and champagne bottles in France.  In Italy, the Company is the leading manufacturer of glass containers.  In The Netherlands, the Company is one of the leading producers of glass beer containers.  The Company is a leading manufacturer of glass containers for the spirits business in the U.K. and Germany.  In Spain, the Company serves the market for olives in the Sevilla area and the market for wine bottles in Barcelona and southern France.  In Poland, the Company is the leading glass container manufacturer and operates two plants.  The Company is the leading glass container manufacturer in the Czech Republic.  In Hungary, the Company is the sole glass container manufacturer and serves the Hungarian food industry.  In the Baltic country of Estonia, the Company is the only manufacturer of glass containers.  The Company coordinates production activities in Estonia in order to efficiently serve the Finnish, Baltic and Russian markets. In recent years, Western European brewers have been establishing beer production facilities in Central Europe and the Russian Republic.  Because these new beer plants use high-speed filling lines, they require high quality glass containers in order to operate properly. The Company believes it is well positioned to support this demand.

North America.  In addition to the glass container operations in the U.S., the Company’s subsidiary in Canada is the sole manufacturer of glass containers in that country.

South America.  The Company is the sole manufacturer of glass containers in Colombia, Ecuador and Peru.  In both Brazil and Venezuela, the Company is the leading manufacturer of glass containers.  In South America, the Company maintains a diversified portfolio serving several markets, such as beer, non-alcoholic beverages, spirits, ready-to-drink, wine, food, and pharmaceutical.  In South America there is a large infrastructure for returnable/refillable glass containers.  However, over the last several years, unit sales of non-returnable glass containers increased across countries in which the Company operates.

Asia Pacific. The Company has glass operations in four countries in the Asia Pacific region: Australia, New Zealand, Indonesia and China. In this region, the Company is the leading manufacturer of glass containers in most of the countries in which it competes.  In Australia, the Company’s subsidiary operates four glass container plants including a plant focused on serving the needs of the growing Australian wine industry.  In New Zealand, the Company is the sole glass container manufacturer.  In Indonesia, the Company supplies the Indonesian market and exports glass containers to a number of countries.  In China, the glass container segments of the packaging market are regional and highly fragmented with a number of local competitors.  The Company has four glass container plants and a mold shop in China, manufacturing containers to serve a wide range of customers both domestically and abroad.

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

The Company operates several machine shops that assemble and repair high-productivity glass-forming machines as well as mold shops that manufacture molds and related equipment.  The Company also provides engineering support for its glass manufacturing operations through facilities located in the U.S., Australia, Poland and Peru.

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

Technical Assistance License Agreements

The Company has agreements to license its proprietary glass container technology and provide technical assistance to 19 companies in 19 countries.  These agreements cover areas related to manufacturing and engineering assistance.  The worldwide licensee network provides a stream of revenue to help support the Company’s development activities and gives it the opportunity to participate in the rigid packaging market in countries where it does not already have a direct presence.  In addition, the Company’s technical agreements enable it to apply “best practices” developed by its worldwide licensee network.  In the years 2009, 2008 and 2007, the Company earned $12.9 million, $18.6 million and $19.7 million, respectively, in royalties and net technical assistance revenue on a continuing operations basis.

Research and Development

The Company believes it is a technological leader in the worldwide glass container segment of the rigid packaging market.  Research, development, and engineering constitute important parts of the Company’s technical activities.  On a continuing operations basis, research, development, and engineering expenditures were $58.8 million, $66.6 million, and $65.8 million for 2009, 2008, and 2007, respectively.  The Company’s research, development and engineering activities include new products, manufacturing process control, automatic inspection and further automation of manufacturing activities.  The Company’s research and development activities are conducted at its corporate facilities in Perrysburg, Ohio.

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

Recycling and Bottle Deposits

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

In North America, sales of beverage containers are affected by governmental regulation of packaging, including deposit return laws.  As of December 31, 2009, there were 11 U.S. states with bottle deposit laws in effect, requiring consumer deposits of between 5 and 15 cents (USD), depending on the size of the container. In Canada, there are 10 provinces and 2 territories with consumer deposits between 5 and 25 cents (Canadian), depending on the size of the container. In Europe a number of countries have some form of consumer deposit law in effect, including Austria, Belgium, Denmark, Finland, Germany, The Netherlands, Norway, Sweden and Switzerland. The structure and enforcement of such laws and regulations can impact the sales of beverage containers in a given jurisdiction. Such laws and regulations also impact the availability of post-consumer recycled glass for the Company to use in container production.

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

Air Emissions

The European Union Emissions Trading Scheme (“EUETS”) commenced January 1, 2005.  The EU has committed to Kyoto Protocol emissions reduction targets and the EUETS is intended to facilitate such reduction.  The Company’s manufacturing installations which operate in EU countries must restrict the volume of their CO2 emissions to the level of their individually allocated Emissions Allowances as set by country regulators.  If the actual level of emissions for any installation exceeds its allocated allowance, additional allowances can be bought on the market to cover deficits; conversely, if the actual level of emissions for such installation is less than its allocation, the excess allowances can be sold on the same market.  The EUETS has not had a material effect on the Company’s results to date, however, should the regulators significantly restrict the number of Emissions Allowances available, it could have a material effect in the future.

In North America, the U.S. and Canada are engaged in significant legislative and regulatory activity relating to CO2 emissions, both at the federal and the state and provincial levels of government.  There are numerous proposals pending before the U.S. Congress which would create a cap-and-trade emissions trading scheme for CO2, but no legislation has been adopted into law.  Other proposals would adopt a national carbon tax or would create restrictions on CO2 emissions without utilizing a cap-and-trade system.  The U.S. Environmental Protection Agency has recently commenced a regulatory process for CO2, but no specific scheme affecting manufacturing facilities has been detailed.

In Asia Pacific, Australia’s ratification of the Kyoto Protocol came into effect in March 2008. In July 2008, the Australian Federal Government issued the Carbon Pollution Reduction Scheme (“CPRS”) Green Paper aimed to help reduce the country’s carbon emissions. The CPRS recommends an emissions trading scheme (“ETS”) be established in Australia in 2010, however the framework has yet be agreed by federal parliament. In New Zealand, parliament passed ETS legislation in September 2008, which included a cap-and-trade system that was to be in effect by 2010.  However, a change of government in New Zealand in November 2008 saw the legislation put on hold for further review. Also in Australia, the National Greenhouse and Energy Reporting Act 2007 commenced on July 1, 2008. The Act establishes a mandatory reporting system for corporate greenhouse gas emissions and energy production and consumption. Key features of the Act include the following: (1) reporting of greenhouse gas emissions, energy consumption and production by large corporations, subject to independent audit; (2) public disclosure of corporate level greenhouse gas emissions and energy information; and (3) consistent and comparable data available for government, in particular, the development and administration of the CPRS.

The Company is unable to predict what environmental legal requirements may be adopted in the future.  However, the Company continually monitors its operations in relation to environmental impacts and invests in environmentally friendly and emissions-reducing projects.  As such, the Company has made significant expenditures for environmental improvements at certain of its factories over the last several years; however, these expenditures did not have a material adverse affect on the Company’s results of operations or cash flows. The Company is unable to predict the impact of future environmental legal requirements. However, based on existing regulations, the Company does not expect the associated annual compliance costs to have a material impact on its results of operations or cash flows.

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

Employees

The Company’s worldwide operations employed approximately 22,000 persons as of December 31, 2009.  Approximately 78% of North American employees are hourly workers covered by collective bargaining agreements.  The principal collective bargaining agreement, which at December 31, 2009, covered approximately 81% of the Company’s union-affiliated employees in North America, will expire on March 31, 2011. Approximately 54% of employees in South America are unionized, although according to the labor legislation in each country, 100% of employees are covered by collective bargaining agreements. The average length of these agreements is approximately 2-3 years.  In addition, a large number of the Company’s employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S.  Such employment rights require the Company to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. The Company considers its employee relations to be good and does not anticipate any material work stoppages in the near term.

Executive Officers of the Registrant

Name and Age	Position

Albert P. L. Stroucken (62)

Chairman and Chief Executive Officer since December 2006. Previously Chief Executive Officer of HB Fuller Company, a manufacturer of adhesives, sealants, coatings, paints and other specialty chemical products 1998-2006, and Chairman of HB Fuller Company from 1999-2006.

Edward C. White (62)

Chief Financial Officer since 2005; Senior Vice President and Director of Sales and Marketing for O-I Europe 2004-2005; Senior Vice President since 2003; Senior Vice President of Finance and Administration 2003-2004; Controller 1999-2004; Vice President 2002-2003.

James W. Baehren (59)

Senior Vice President Strategic Planning since 2006; Chief Administrative Officer 2004-2006; Senior Vice President and General Counsel since 2003; Corporate Secretary since 1998; Vice President and Director of Finance 2001-2003.

L. Richard Crawford (49)

President, Global Glass Operations since 2006; President, Latin America Glass 2005-2006; Vice President, Director of Operations and Technology for O-I Europe 2004-2005; Vice President of Global Glass Technology 2002-2004; Vice President, Manufacturing Manager of Domestic Glass Container 2000-2002.

Financial Information about Foreign and Domestic Operations

Information as to net sales, Segment Operating Profit, and assets of the Company’s reportable segments is included in Note 19 to the Consolidated Financial Statements.

ITEM 1A.

RISK FACTORS

Asbestos-Related Liability — The Company has made, and will continue to make, substantial payments to resolve claims of persons alleging exposure to asbestos-containing products and may need to record additional charges in the future for estimated asbestos-related costs.  These substantial payments have affected and may continue to affect the Company’s cost of borrowing and the ability to pursue acquisitions.

The Company is one of a number of defendants in a substantial number of lawsuits filed in numerous state and federal courts by persons alleging bodily injury (including death) as a result of exposure to dust containing asbestos fibers.  From 1948 to 1958, one of the Company’s former business units commercially produced and sold approximately $40 million of a high-temperature, calcium-silicate based pipe and block insulation material containing asbestos.  The Company exited the pipe and block insulation business in April 1958.  The traditional asbestos personal injury lawsuits and claims relating to such production and sale of asbestos material typically allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and in some cases, punitive damages in various amounts (herein referred to as “asbestos claims”).

The Company believes that its ultimate asbestos-related liability (i.e., its indemnity payments or other claim disposition costs plus related legal fees) cannot reasonably be estimated. Beginning with the initial liability of $975 million established in 1993, the Company has accrued a total of approximately $3.65 billion through 2009, before insurance recoveries, for its asbestos-related liability.  The Company’s ability to reasonably estimate its liability has been significantly affected by the volatility of asbestos-related litigation in the United States, the inherent uncertainty of future disease incidence and claiming patterns, the expanding list of non-traditional defendants that have been sued in this litigation and found liable for substantial damage awards, the use of mass litigation screenings to generate new lawsuits, the large number of claims asserted or filed by parties who claim prior exposure to asbestos materials but have no present physical impairment as a result of such exposure, and the significant number of co-defendants that have filed for bankruptcy.

The Company conducted a comprehensive review of its asbestos-related liabilities and costs in connection with finalizing and reporting its results of operations for the year ended December 31, 2009 and concluded that an increase in its accrual for future asbestos-related costs in the amount of $180.0 million (pretax and after tax) was required.

The ultimate amount of distributions that may be required to fund the Company’s asbestos-related payments cannot reasonably be estimated.  The Company’s reported results of operations for 2009 were materially affected by the $180.0 million (pretax and after tax) fourth quarter charge and asbestos-related payments continue to be substantial.  Any future additional charge may likewise materially affect the Company’s results of operations for the period in which it is recorded. Also, the continued use of significant amounts of cash for asbestos-related costs has affected and may continue to affect the Company’s cost of borrowing and its ability to pursue global or domestic acquisitions.

Substantial Leverage — The Company’s substantial indebtedness could adversely affect the Company’s financial health.

The Company has a significant amount of debt.  As of December 31, 2009, the Company had approximately $3.6 billion of total debt outstanding, increased from $3.3 billion at December 31, 2008.  The Company’s ratios of earnings to fixed charges were 2.3x and 3.1x for the years ended December 31, 2009 and 2008, respectively.

The Company’s substantial indebtedness could result in the following consequences:

•      Increased vulnerability to general adverse economic and industry conditions;

•      Increased vulnerability to interest rate increases for the portion of the debt under the secured credit agreement;

•      Require the Company to dedicate a substantial portion of cash flow from operations to payments on indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions, development efforts and other general corporate purposes;

•      Limited flexibility in planning for, or reacting to, changes in the Company’s business and the rigid packaging market;

•      Place the Company at a competitive disadvantage relative to its competitors that have less debt; and

•      Limit, along with the financial and other restrictive covenants in the documents governing indebtedness, among other things, the Company’s ability to borrow additional funds.

Ability to Service Debt — To service its indebtedness, the Company will require a significant amount of cash.  The Company’s ability to generate cash depends on many factors beyond its control.

The Company’s ability to make payments on and to refinance its indebtedness and to fund working capital, capital expenditures, acquisitions, development efforts and other general corporate purposes depends on its ability to generate cash in the future.  The Company has no assurance that it will generate sufficient cash flow from operations, or that future borrowings will be available under the secured credit agreement, in an amount sufficient to enable the Company to pay its indebtedness, or to fund other liquidity needs. If short term interest rates increase, the Company’s debt service cost will increase because some of its debt is subject to short term variable interest rates. At December 31, 2009, the Company’s debt subject to variable interest rates represented approximately 31% of total debt.

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

Debt Restrictions — The Company may not be able to finance future needs or adapt its business plans to changes because of restrictions placed on it by the secured credit agreement and the indentures and instruments governing other indebtedness.

The secured credit agreement, the indentures governing the senior debentures and notes, and certain of the agreements governing other indebtedness contain affirmative and negative covenants that limit the ability of the Company to take certain actions. For example, these indentures restrict, among other things, the ability of the Company and its restricted subsidiaries to borrow money, pay dividends on, or redeem or repurchase its stock, make investments, create liens, enter into certain transactions with affiliates and sell certain assets or merge with or into other companies. These restrictions could adversely affect the

Company’s ability to operate its businesses and may limit its ability to take advantage of potential business opportunities as they arise.

Failure to comply with these or other covenants and restrictions contained in the secured credit agreement, the indentures or agreements governing other indebtedness could result in a default under those agreements, and the debt under those agreements, together with accrued interest, could then be declared immediately due and payable. If a default occurs under the secured credit agreement, the Company could no longer request borrowings under the agreement, and the lenders could cause all of the outstanding debt obligations under such secured credit agreement to become due and payable, which would result in a default under a number of other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. A default under the secured credit agreement, indentures or agreements governing other indebtedness could also lead to an acceleration of debt under other debt instruments that contain cross acceleration or cross-default provisions.

International Operations — The Company is subject to risks associated with operating in foreign countries.

The Company operates manufacturing and other facilities throughout the world.  Net sales from international operations totaled approximately $5.2 billion, representing approximately 73% of the Company’s net sales for the year ended December 31, 2009.  As a result of its international operations, the Company is subject to risks associated with operating in foreign countries, including:

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

Competition — The Company faces intense competition from other glass container producers, as well as from makers of alternative forms of packaging.  Competitive pressures could adversely affect the Company’s financial health.

The Company is subject to significant competition from other glass container producers, as well as from makers of alternative forms of packaging, such as aluminum cans and plastic containers.  The Company competes with each rigid packaging competitor on the basis of price, quality, service and the marketing attributes of the container.  Advantages or disadvantages in any of these competitive factors may be sufficient to cause the customer to consider changing suppliers and/or using an alternative form of packaging. The adverse effects of consumer purchasing decisions may be more significant in periods of economic downturn and may lead to longer term reductions in consumer spending on glass packaged products. The Company also competes with manufacturers of non-rigid packaging alternatives, including flexible pouches and aseptic cartons, in serving the packaging needs of certain end-use markets, including juice customers.

Pressures from competitors and producers of alternative forms of packaging have resulted in excess capacity in certain countries in the past and have led to capacity adjustments and significant pricing pressures in the rigid packaging market.

High Energy Costs — Higher energy costs worldwide and interrupted power supplies may have a material adverse effect on operations.

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

Business Integration Risks — The Company may not be able to effectively integrate additional businesses it acquires in the future.

The Company may consider strategic transactions, including acquisitions that will complement, strengthen and enhance growth in its worldwide glass operations.  The Company evaluates opportunities on a preliminary basis from time to time, but these transactions may not advance beyond the preliminary stages or be completed.  Such acquisitions are subject to various risks and uncertainties, including:

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

Customer Consolidation — The continuing consolidation of the Company’s customer base may intensify pricing pressures and have a material adverse effect on operations.

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

Seasonality and Raw Materials — Profitability could be affected by varied seasonal demands and the availability of raw materials.

Due principally to the seasonal nature of the consumption of beer and other beverages, for which demand is stronger during the summer months, sales of the Company’s products have varied and are expected to vary by quarter.  Shipments in the U.S. and Europe are typically greater in the second and third quarters of the year, while shipments in the Asia Pacific region are typically greater in the first and fourth quarters of the year, and shipments in South America are typically greater in the third and fourth quarters of the year.  Unseasonably cool weather during peak demand periods can reduce demand for certain beverages packaged in the Company’s containers.

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

Environmental Risks — The Company is subject to various environmental legal requirements and may be subject to new legal requirements in the future.  These requirements may have a material adverse effect on operations.

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

Labor Relations — Some of the Company’s employees are unionized or represented by workers’ councils.

The Company is party to a number of collective bargaining agreements with labor unions which at December 31, 2009, covered approximately 78% of the Company’s employees in North America. Approximately 54% of employees in South America are unionized, although according to the labor legislation of each country, 100% of employees are covered by collective bargaining agreements.  The agreement covering substantially all of the Company’s union-affiliated employees in its U.S. glass container operations expires on March 31, 2011.  Agreements in South America typically have an average term of approximately 2-3 years.  Upon the expiration of any collective bargaining agreement, if the Company is unable to negotiate acceptable contracts with labor unions, it could result in strikes by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. In addition, a large number of the Company’s employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S.  Such employment rights require the Company to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements.  For example, most of the Company’s employees in Europe are represented by workers’ councils that must approve any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure the Company’s workforce.  Although the Company believes that it has a good working relationship with its employees, if the Company’s employees were to engage in a strike or other work stoppage, the Company could experience a significant disruption of operations and/or higher ongoing labor costs, which may have a material adverse effect on operations.

Accounting — The Company’s financial results are based upon estimates and assumptions that may differ from actual results.

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

Accounting Standards — The adoption of new accounting standards or interpretations could adversely impact the Company’s financial results.

The Company’s implementation of and compliance with changes in accounting rules and interpretations could adversely affect its operating results or cause unanticipated fluctuations in its results in future periods.  The accounting rules and regulations that the Company must comply with are complex and continually changing.  Recent actions and public comments from the SEC have focused on the integrity of financial reporting generally.  The Financial Accounting Standards Board has recently introduced several new or proposed accounting standards, or is developing new proposed standards, which would represent a significant change from current industry practices.  In addition, many companies’ accounting policies are being subjected to heightened scrutiny by regulators and the public.  While the Company believes that its financial statements have been prepared in accordance with U.S. generally accepted accounting principles, the Company cannot predict the impact of future changes to accounting principles or its accounting policies on its financial statements going forward.

Goodwill — A significant write down of goodwill would have a material adverse effect on the Company’s reported results of operations and net worth.

Goodwill at December 31, 2009 totaled $2,381.0 million.  The Company evaluates goodwill annually (or more frequently if impairment indicators arise) for impairment using the required business valuation methods.  These methods include the use of a weighted average cost of capital to calculate the present value of the expected future cash flows of the Company’s reporting units.  Future changes in the cost of capital, expected cash flows, or other factors may cause the Company’s goodwill to be impaired, resulting in a non-cash charge against results of operations to write down goodwill for the amount of the impairment.  If a significant write down is required, the charge would have a material adverse effect on the Company’s reported results of operations and net worth.

Pension Funding — Declines in the fair value of the assets of the pension plans sponsored by the Company could require increased funding.

The Company’s defined benefit pension plans in the U.S. and several other countries are funded through qualified trusts that hold investments in a broad range of equity and debt securities.  Deterioration in the value of such investments, or reductions driven by a decline in securities markets or otherwise, could increase the underfunded status of the Company’s funded pension plans, thereby increasing its obligation to make contributions to the plans as required by the laws and regulations governing each plan.  An obligation to make contributions to pension plans could reduce the cash available for working capital and other corporate uses, and may have an adverse impact on the Company’s operations, financial condition and liquidity.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The principal manufacturing facilities and other material important physical properties of the Company at December 31, 2009 are listed below.  All properties shown are owned in fee except where otherwise noted.

North American Operations
United States
Glass Container Plants
Atlanta, GA	Oakland, CA
Auburn, NY	Portland, OR
Brockway, PA	Streator, IL
Charlotte, MI (1)	Toano, VA
Clarion, PA (1)	Tracy, CA
Crenshaw, PA	Waco, TX
Danville, VA	Windsor, CO
Lapel, IN	Winston-Salem, NC
Los Angeles, CA	Zanesville, OH
Muskogee, OK

Canada
Glass Container Plants
Brampton, Ontario	Montreal, Quebec

Asia Pacific Operations
Australia
Glass Container Plants
Adelaide	Melbourne
Brisbane	Sydney
China
Glass Container Plants
Guangzhou	Tianjin
Shanghai	Wuhan

Mold Shop
Tianjin

Indonesia
Glass Container Plant
Jakarta

New Zealand
Glass Container Plant
Auckland

European Operations
Czech Republic
Glass Container Plants
Sokolov	Teplice

Estonia
Glass Container Plant
Jarvakandi

France
Glass Container Plants
Beziers	Reims
Gironcourt	Vayres
Labegude	Veauche
Puy-Guillaume	Wingles

Germany
Glass Container Plants
Achern	Holzminden
Bernsdorf	Rinteln

Hungary
Glass Container Plant
Oroshaza

Italy
Glass Container Plants
Asti	Pordenone
Bari (2 plants)	Terni
Latina	Trento
Trapani	Treviso
Napoli	Varese

The Netherlands
Glass Container Plants
Leerdam	Schiedam
Maastricht

Poland
Glass Container Plants
Antoninek	Jaroslaw

Spain
Glass Container Plants
Alcala	Barcelona

United Kingdom
Glass Container Plants
Alloa	Harlow

South American Operations
Brazil
Glass Container Plants
Rio de Janeiro	Sao Paulo
(glass container and tableware)

Mold Shop
Manaus

Colombia
Glass Container Plants
Envigado	Zipaquira (glass container and flat glass)
Soacha

Tableware Plant
Buga

Ecuador
Glass Container Plant
Guayaquil

Peru
Glass Container Plants
Callao	Lurin (2)

Venezuela
Glass Container Plants
Valencia	Valera

Other Operations
Machine Shops and Engineering Support Center
Brockway, Pennsylvania	Cali, Colombia
Clayton, Australia	Jaroslaw, Poland
Lurin, Peru	Perrysburg, Ohio

Corporate Facilities
Perrysburg, Ohio (2)

(1)	This facility is scheduled to be closed in 2010.
(2)	This facility is leased in whole or in part.

The Company believes that its facilities are well maintained and currently adequate for its planned production requirements over the next three to five years.

ITEM 3.	LEGAL PROCEEDINGS

For further information on legal proceedings, see Note 18 to the Consolidated Financial Statements and the section entitled “Environmental and Other Governmental Regulation” in Item 1.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SHARE OWNER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The price range for the Company’s common stock on the New York Stock Exchange, as reported by the Financial Industry Regulatory Authority, Inc., was as follows:

	2009		2008
	High	Low	High	Low

First Quarter	$27.69	$9.60	$58.68	$38.60
Second Quarter	31.00	14.16	60.60	41.49
Third Quarter	39.00	25.66	48.60	23.66
Fourth Quarter	39.55	29.84	29.53	15.20

The number of share owners of record on December 31, 2009 was 1,464.  Approximately 94% of the outstanding shares were registered in the name of Depository Trust Company, or CEDE, which held such shares on behalf of a number of brokerage firms, banks, and other financial institutions.  The shares attributed to these financial institutions, in turn, represented the interests of more than 70,000 unidentified beneficial owners.  No dividends have been declared or paid since the Company’s initial public offering in December 1991 and the Company does not anticipate paying any dividends in the near future.  For restrictions on payment of dividends on common stock, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity — Current and Long-Term Debt and Note 6 to the Consolidated Financial Statements.

Information with respect to securities authorized for issuance under equity compensation plans is included herein under Item 12.

PERFORMANCE GRAPH

COMPARISON OF CUMULATIVE TOTAL RETURN

AMONG OWENS-ILLINOIS, S&P 500, AND PACKAGING GROUP

	Years Ending December 31,
	2004	2005	2006	2007	2008	2009
Owens-Illinois	$100.00	$92.88	$81.45	$218.53	$120.63	$145.09
S&P 500	$100.00	$104.89	$121.46	$128.13	$80.73	$102.08
Packaging Group	$100.00	$103.46	$118.38	$137.60	$101.45	$128.28

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

The comparison of total return on investment for each period is based on the investment of $100 on December 31, 2004 and the change in market value of the stock, including additional shares assumed purchased through reinvestment of dividends, if any.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data presented below relates to each of the five years in the period ended December 31, 2009.  The financial data for each of the five years in the period ended December 31, 2009 was derived from the audited consolidated financial statements of the Company.  For more information, see the “Consolidated Financial Statements” included elsewhere in this document.

	Years ended December 31,
	2009	2008	2007	2006	2005
	(Dollar amounts in millions)
Consolidated operating results (a):
Net sales	$7,066.5	$7,884.7	$7,566.7	$6,650.4	$6,266.9
Manufacturing, shipping and delivery (b)	(5,582.6)	(6,208.1)	(5,971.4)	(5,481.1)	(5,084.9)
Gross profit	1,483.9	1,676.6	1,595.3	1,169.3	1,182.0

Selling and administrative, research development and engineering	(565.2)	(578.5)	(586.4)	(579.1)	(506.1)
Other expense (c)	(477.0)	(404.2)	(266.2)	(174.7)	(660.8)
Other revenue (d)	105.3	117.5	112.5	98.6	103.2
Earnings before interest expense and items below	547.0	811.4	855.2	514.1	118.3
Interest expense (e)	(221.7)	(253.0)	(348.6)	(349.0)	(325.4)
Earnings (loss) from continuing operations before income taxes	325.3	558.4	506.6	165.1	(207.1)
Provision for income taxes (f)	(127.5)	(236.7)	(147.8)	(125.3)	(379.9)
Earnings from continuing operations	197.8	321.7	358.8	39.8	(587.0)
Net earnings (loss) of discontinued operations (g)			3.0	(23.7)	63.1
Gain on sale of discontinued operations		6.8	1,038.5		1.2
Net earnings (loss)	197.8	328.5	1,400.3	16.1	(522.7)
Net earnings attributable to noncontrolling interests	(36.0)	(70.2)	(59.7)	(43.6)	(35.9)
Net earnings (loss) attributable to the Company	$161.8	$258.3	$1,340.6	$(27.5)	$(558.6)

	Years ended December 31,
	2009	2008	2007	2006	2005
Basic earnings (loss) per share of common stock: (h)
Earnings (loss) from continuing operations	$0.96	$1.49	$1.78	$(0.17)	$(4.27)
Net earnings (loss) of discontinued operations			0.02	(0.15)	0.41
Gain on sale of discontinued operations		0.04	6.66		0.01
Net earnings (loss)	$0.96	$1.53	$8.46	$(0.32)	$(3.85)
Weighted average shares outstanding (in thousands)	167,687	163,178	154,215	152,071	150,910
Diluted earnings (loss) per share of common stock:
Earnings (loss) from continuing operations	$0.95	$1.48	$1.78	$(0.17)	$(4.27)
Net earnings (loss) of discontinued operations			0.02	(0.15)	0.41
Gain on sale of discontinued operations		0.04	6.19		0.01
Net earnings (loss)	$0.95	$1.52	$7.99	$(0.32)	$(3.85)
Diluted average shares (in thousands)	170,540	169,677	167,767	152,071	150,910

The Company’s convertible preferred stock was included in the computation of diluted earnings per share for 2008, to the extent outstanding during 2008, and 2007 on an “if converted” basis since the result was dilutive.  The Company’s convertible preferred stock was not included in the computation of 2005 and 2006 diluted earnings per share since the result would have been antidilutive.  Options to purchase 994,834, 241,711 and 862,906 weighted average shares of common stock which were outstanding during 2009, 2008 and 2007, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. For the years ended December 31, 2006 and 2005, diluted earnings per share of common stock are equal to basic earnings per share of common stock due to the net losses.

	Years ended December 31,
	2009	2008	2007	2006	2005
	(Dollar amounts in millions)
Other data:
The following are included in net earnings:
Depreciation	$374.8	$431.0	$423.4	$427.7	$436.1
Amortization of intangibles	21.1	28.9	28.9	22.3	22.5
Amortization of deferred finance fees (included in interest expense)	10.4	7.9	8.6	5.7	6.7

Balance sheet data (at end of period):
Working capital (current assets less current liabilities)	$763	$441	$165	$67	$460
Total assets	8,727	7,977	9,325	9,321	9,522
Total debt	3,610	3,334	3,714	5,457	5,297
Share owners’ equity (a)	1,736	1,293	2,439	563	905

(a)         Amounts related to the Company’s plastic packaging business have been reclassified to discontinued operations for 2005-2007 as a result of the sale of that business in 2007.

The Company adopted the provisions of a new accounting standard on January 1, 2009, which changed the presentation of noncontrolling interests in subsidiaries.  The presentation requirements of the new standard were also required to be applied retrospectively.

(b)         Amount for 2006 includes a loss of $8.7 million ($8.4 million after tax amount attributable to the Company) from the mark to market effect of natural gas hedge contracts.

Amount for 2005 includes a gain of $3.8 million ($2.3 million after tax amount attributable to the Company) from the mark to market effect of natural gas hedge contracts.

(c)          Amount for 2009 includes charges of $180.0 million (pretax and after tax) to increase the accrual for estimated future asbestos-related costs, $213.6 million ($182.8 million after tax amount attributable to the Company) for restructuring and asset impairments, and $17.3 million ($17.6 million after tax amount attributable to the Company) for the remeasurement of certain bolivar-denominated assets and liabilities held outside of Venezuela.

Amount for 2008 includes charges of $250.0 million ($248.8 million after tax) to increase the accrual for estimated future asbestos-related costs and $133.3 million ($110.1 million after tax amount attributable to the Company) for restructuring and asset impairments.

Amount for 2007 includes charges of $115.0 million (pretax and after tax) to increase the accrual for estimated future asbestos-related costs and $100.3 million ($84.1 million after tax amount attributable to the Company) for restructuring and asset impairments.

Amount for 2006 includes charges of $120.0 million (pretax and after tax) to increase the accrual for estimated future asbestos-related costs, a charge of $20.8 million ($20.7 million after tax amount attributable to the Company) for CEO transition costs, and a charge of $29.7 million ($27.7 million after tax amount attributable to the Company) for the closing of the Godfrey, Illinois machine parts manufacturing operation.

Amount for 2005 includes a charge of $135.0 million ($86.0 million after tax) to increase the accrual for estimated future asbestos-related costs and a charge of $494.0 million (pretax and after tax amount attributable to the Company) to write down goodwill in the Asia Pacific Glass unit.

(d)         Other revenue in 2006 includes a gain of $15.9 million ($11.2 million after tax amount attributable to the Company) for the curtailment of postretirement benefits in The Netherlands.

Other revenue in 2005 includes $28.1 million (pretax and after tax amount attributable to the Company) from the sale of the Company’s glass container facility in Corsico, Italy.

(e)          Amount for 2009 includes charges of $4.9 million (pretax and after tax amount attributable to the Company) for note repurchase premiums, net of a gain from the termination of interest rate swap agreements on the notes.

Amount for 2007 includes charges of $7.9 million ($7.3 million after tax amount attributable to the Company) for note repurchase premiums.

Amount for 2006 includes charges of $6.2 million (pretax and after tax amount attributable to the Company) for note repurchase premiums.

Includes additional interest charges for the write-off of unamortized deferred financing fees related to the early extinguishment of debt as follows:  $0.3 million (pretax and after tax amount attributable to the Company) for 2009; $1.6 million ($1.5 million after tax amount attributable to the Company) for 2007; and $11.3 million ($10.9 million after tax amount attributable to the Company) for 2006.

(f)           Amount for 2009 includes a non-cash tax benefit transferred from other comprehensive income (equity) of $47.9 million.

Amount for 2008 includes a net tax expense of $33.3 million ($34.8 million attributable to the Company) related to tax legislation, restructuring, and other.

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

(h)         Effective January 1, 2009, the Company adopted the provisions of a new accounting standard which required the Company to allocate earnings to unvested restricted shares outstanding during the period.  Earnings per share for 2005-2008 were restated in accordance with the new provisions which are required to be applied retrospectively.  There was no impact on diluted earnings per share in any period presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following are the Company’s net sales by segment and segment operating profit for the years ended December 31, 2009, 2008, and 2007 (dollars in millions).  The Company’s measure of profit for its reportable segments is Segment Operating Profit, which consists of consolidated earnings from continuing operations before interest income, interest expense, and provision for income taxes and excludes amounts related to certain items that management considers not representative of ongoing operations as well as certain retained corporate costs.  The segment data presented below is prepared in accordance with general accounting principles for segment reporting.  The line titled ‘reportable segment totals’, however, is a non-GAAP measure when presented outside of the financial statement footnotes.  Management has included ‘reportable segment totals’ below to facilitate the discussion and analysis of financial condition and results of operations.  The Company’s management uses Segment Operating Profit, in combination with selected cash flow information, to evaluate performance and to allocate resources.

Net Sales:	2009	2008	2007
Europe	$2,917.6	$3,497.8	$3,298.7
North America	2,074.3	2,209.7	2,271.3
South America	1,104.1	1,135.9	970.7
Asia Pacific	925.0	964.1	934.3
Reportable segment totals	7,021.0	7,807.5	7,475.0
Other	45.5	77.2	91.7
Net Sales	$7,066.5	$7,884.7	$7,566.7

Segment Operating Profit:	2009	2008	2007
Europe	$332.6	$477.8	$433.0
North America	281.5	185.2	265.1
South America	250.6	331.0	254.9
Asia Pacific	131.3	162.8	154.0
Reportable segment totals	996.0	1,156.8	1,107.0

Items excluded from Segment Operating Profit:
Retained corporate costs and other	(66.7)	(0.7)	(78.8)
Restructuring and asset impairment	(213.6)	(133.3)	(100.3)
Charge for Venezuela currency remeasurement	(17.3)
Charge for asbestos related costs	(180.0)	(250.0)	(115.0)
Interest income	28.6	38.6	42.3
Interest expense	(221.7)	(253.0)	(348.6)
Earnings from continuing operations before income taxes	325.3	558.4	506.6
Provision for income taxes	(127.5)	(236.7)	(147.8)
Earnings from continuing operations	197.8	321.7	358.8
Net earnings of discontinued operations			3.0
Gain on sale of discontinued operations		6.8	1,038.5
Net earnings	197.8	328.5	1,400.3
Net earnings attributable to noncontrolling interests	(36.0)	(70.2)	(59.7)
Net earnings attributable to the Company	$161.8	$258.3	$1,340.6

Net earnings from continuing operations attributable to the Company	$161.8	$251.5	$299.3

Note:  all amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Years ended December 31, 2009 and 2008

Net sales were $818.2 million lower than the prior year principally resulting from decreased shipments and the unfavorable effect of foreign currency exchange rates, partially offset by higher selling prices and improved mix.

Segment Operating Profit for reportable segments was $160.8 million lower than the prior year.  The decrease was mainly attributable to lower sales volume and increased manufacturing and delivery costs resulting from higher unabsorbed fixed costs of approximately $302.0 million, primarily from production curtailments, as well as inflationary cost increases.  The Company also recognized $28.0 million of foreign currency exchange losses in 2009 related to cash remittances out of Venezuela as part of the Company’s cash management strategy.  Partially offsetting these costs were higher selling prices and savings from permanent curtailment of plant capacity and realignment of selected operations.

Interest expense in 2009 was $221.7 million compared with interest expense of $253.0 million in 2008.  The 2009 amount includes $5.2 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees, net of a gain from the termination of interest rate swap agreements following the May tender for the 7.50% Senior Debentures due May 2010.  Exclusive of these items, interest expense decreased approximately $36.5 million.  The decrease is principally due to lower variable interest rates under the Company’s bank credit agreement as well as favorable foreign currency exchange rates.

Interest income for 2009 was $28.6 million compared to $38.6 million for 2008.

Net earnings from continuing operations attributable to the Company for 2009 were $161.8 million, or $0.95 per share (diluted), compared to $251.5 million, or $1.48 per share (diluted) for 2008.  Earnings in both periods included items that management considered not representative of ongoing operations.  These items decreased net earnings in 2009 by $337.7 million, or $1.98 per share, and decreased net earnings in 2008 by $393.7 million, or $2.32 per share.

Cash payments for asbestos-related costs were $190.3 million for 2009 compared to $210.2 million for 2008.

Capital spending for property, plant and equipment was $427.6 million for 2009 compared to $361.7 million for 2008.

Results of Operations - Comparison of 2009 with 2008

Net Sales

The Company’s net sales in 2009 were $7,066.5 million compared with $7,884.7 million in 2008, a decrease of $818.2 million, or 10.4%. For further information, see Segment Information included in Note 19 to the Consolidated Financial Statements.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales - 2008		$7,807.5
Net effect of price and mix	$377.0
Decreased sales volume	(819.8)
Effects of changing foreign currency rates	(343.7)
Total effect on net sales		(786.5)
Net sales - 2009		$7,021.0

Segment Operating Profit

Operating Profit of the reportable segments includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided.  Unallocated corporate expenses and certain other expenses not directly related to the reportable segments’ operations are included in Retained Corporate Costs and Other.  For further information, see Segment Information included in Note 19 to the Consolidated Financial Statements.

Segment Operating Profit of reportable segments in 2009 was $996.0 million compared to $1,156.8 million in 2008, a decrease of $160.8 million, or 13.9%.

The change in Segment Operating Profit of reportable segments can be summarized as follows (dollars in millions):

Segment Operating Profit - 2008		$1,156.8
Net effect of price and mix	$377.0
Decreased sales volume	(280.2)
Effects of changing foreign currency rates	(35.1)
Manufacturing and delivery	(205.5)
Operating expenses	4.4
Other	(21.4)
Total net effect on Segment Operating Profit		(160.8)
Segment Operating Profit - 2009		$996.0

Interest Expense

Interest expense in 2009 was $221.7 million compared with interest expense of $253.0 million in 2008.  The 2009 amount includes $5.2 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees, net of a gain from the termination of interest rate swap agreements following the May tender for the 7.50% Senior Debentures due May 2010.  Exclusive of these items, interest expense decreased approximately $36.5 million.  The decrease is principally due to lower variable interest rates under the Company’s bank credit agreement as well as favorable foreign currency exchange rates.

Interest Income

Interest income for 2009 was $28.6 million compared to $38.6 million for 2008.  The decrease is principally due to lower interest rates on investments, which more than offset the additional interest earned on the Company’s higher cash balance.

Provision for Income Taxes

The Company’s effective tax rate from continuing operations for 2009 was 39.2%, compared with 42.4% for 2008.  The provision for 2009 includes a non-cash tax benefit transferred from other comprehensive income of $47.9 million (see Note 11 to the Consolidated Financial Statements for more information).  The provision for 2008 includes a net expense of $33.3 million related to tax legislation, restructuring, and other.  Excluding these items and the effects in both periods of pretax items for which taxes are separately calculated and recorded in the period, the Company’s effective tax rate for 2009 was 26.5% compared to 24.0% for 2008.  The increase in the effective tax rate in 2009 was due to lower earnings generated in jurisdictions where the Company has lower effective tax rates.  The Company expects that the effective tax rate will not change significantly in 2010 compared to 2009.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests for 2009 were $36.0 million compared to $70.2 million for 2008.  Net earnings attributable to noncontrolling interests were reduced by $9.2 million in 2009 related to restructuring and asset impairment charges recorded during the year.  Excluding this amount, net earnings attributable to noncontrolling interests in 2009 decreased $25.0 million compared with 2008.  The decrease is primarily a result of lower segment operating profit in the Company’s South American segment in 2009.

Earnings from Continuing Operations Attributable to the Company

For 2009, the Company recorded earnings from continuing operations attributable to the Company of $161.8 million compared to $251.5 million for 2008.  The after tax effects of the items excluded from Segment Operating Profit, the 2009 additional interest charges, and the 2009 and 2008 unusual tax items increased or decreased earnings in 2009 and 2008 as set forth in the following table (dollars in millions).

	Net Earnings Increase (Decrease)
Description	2009	2008
Net expense related to tax legislation, restructuring, and other	$—	$(34.8)
Non-cash tax benefit transferred from other comprehensive income	47.9
Restructuring and asset impairment	(182.8)	(110.1)
Charge for Venezuela currency remeasurement	(17.6)
Note repurchase premiums and write-off of finance fees, net of interestrate swap gain	(5.2)
Increase in the accrual for future asbestos related costs	(180.0)	(248.8)

Total	$(337.7)	$(393.7)

Executive Overview — Years ended December 31, 2008 and 2007

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

Net earnings from continuing operations attributable to the Company for 2008 were $251.5 million, or $1.48 per share (diluted), compared to earnings from continuing operations attributable to the Company of $299.3 million, or $1.78 per share (diluted) for 2007.  Earnings in both periods included items that management considered not representative of ongoing operations.  These items decreased net earnings in

2008 by $393.7 million, or $2.32 per share, and decreased net earnings in 2007 by $194.4 million, or $1.16 per share.

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

Results of Operations - Comparison of 2008 with 2007

Net Sales

The Company’s net sales in 2008 were $7,884.7 million compared with $7,566.7 million in 2007, an increase of $318.0 million, or 4.2%. For further information, see Segment Information included in Note 19 to the Consolidated Financial Statements.

The change in net sales can be summarized as follows (dollars in millions):

Net sales - 2007		$7,475.0
Net effect of price and mix	$572.0
Effects of changing foreign currency rates	274.5
Decreased sales volume	(514.0)
Total effect on net sales		332.5
Net sales - 2008		$7,807.5

Segment Operating Profit

Operating Profit of the reportable segments includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided.  Unallocated corporate expenses and certain other expenses not directly related to the reportable segments’ operations are included in Retained Corporate Costs and Other.  For further information, see Segment Information included in Note 19 to the Consolidated Financial Statements.

Segment Operating Profit of reportable segments in 2008 was $1,156.8 million compared to $1,107.0 million in 2007, an increase of $49.8 million, or 4.5%.

The change in Segment Operating Profit of reportable segments can be summarized as follows (dollars in millions):

Segment Operating Profit - 2007		$1,107.0
Net effect of price and mix	$572.0
Effects of changing foreign currency rates	56.0
Manufacturing and delivery costs	(468.0)
Decreased sales volume	(116.0)
Operating expense	(28.0)
Other	33.8
Total net effect on Segment Operating Profit		49.8
Segment Operating Profit - 2008		$1,156.8

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

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests for 2008 were $70.2 million compared to $59.7 million for 2007.  The increase was primarily attributed to higher earnings from the Company’s operations in South America.

Earnings from Continuing Operations

For 2008, the Company recorded earnings from continuing operations attributable to the Company of $251.5 million compared to $299.3 million for 2007.  The after tax effects of the items excluded from Segment Operating Profit, the 2008 and 2007 international net tax benefits, and the 2007 additional interest charges, increased or decreased earnings in 2008 and 2007 as set forth in the following table (dollars in millions).

	Net Earnings Increase (Decrease)
Description	2008	2007
Net expense related to tax legislation, restructuring, and other	$(34.8)	$—
Gain recognition from foreign tax credits		13.5
Restructuring and asset impairments	(110.1)	(84.1)
Increase in accrual for future asbestos related costs	(248.8)	(115.0)
Note repurchase premiums and write-off of finance fees		(8.8)
Total	$(393.7)	$(194.4)

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for 2009 were $66.7 million compared with $0.7 million for 2008.  The increased expense in 2009 is mainly attributable to increased employee benefit costs, primarily pension expense, and lower royalty income.

Retained corporate costs and other for 2008 were $0.7 million compared with $78.8 million for 2007. Beginning in 2008, the Company revised its method of allocating corporate expenses.  The Company decreased slightly the percentage allocation based on sales and significantly expanded the number of functions included in the allocation based on cost of services.  It is not practicable to quantify the net effect of these changes on periods prior to 2008.  However, the effect for 2008 was to reduce the amount of retained corporate costs by approximately $38.0 million.  Also contributing to the decrease were lower accruals for self insured risks and increased pension income in 2008.

Restructuring and Asset Impairments

During 2009, the Company recorded charges totaling $213.6 million ($182.8 million after tax amount attributable to the Company), for restructuring, asset impairment and settlement of pension liabilities in Europe, North America and South America.  The charges reflect the additional decisions reached in the Company’s strategic review of its global manufacturing footprint.  See Note 16 to the Consolidated Financial Statements for additional information.

Charges for similar actions during 2008 totaled $132.4 million ($109.2 million after tax amount attributable to the Company).  See Note 16 to the Consolidated Financial Statements for additional information.

During 2008, the Company also recorded an additional $0.9 million (pretax and after tax amount attributable to the Company), related to the impairment of the Company’s equity investment in the South American Segment’s 50%-owned Caribbean affiliate.

During 2007, the Company recorded charges totaling $100.3 million ($84.1 million after tax amount attributable to the Company), for restructuring and asset impairment in South America, Europe, and North America.  The charges reflect the initial decisions of the Company’s strategic global manufacturing footprint review. See Note 16 to the Consolidated Financial Statements for additional information.

Charge for Venezuela Currency Remeasurement

Due to Venezuelan government restrictions on transfers of cash out of the country, the Company used the parallel market rate to translate the balance sheets of its Venezuelan subsidiaries as of December 31, 2009.  The impact of this change in exchange rates was an approximate 60% reduction in the U.S. dollar reported amounts for all assets and liabilities of the Company’s Venezuelan subsidiaries, and a resulting $132.5 million charge recorded in the cumulative translation adjustment component of other comprehensive income and $45.9 million charge recorded against noncontrolling interests.  In addition, the Company remeasured certain bolivar-denominated assets and liabilities held outside of Venezuela to the parallel market rate and recorded a charge of $17.3 million ($17.6 million after tax amount attributable to the Company) in 2009.  See Note 22 to the Consolidated Financial Statements for additional information.

Charge for Asbestos Related Costs

The fourth quarter of 2009 charge for asbestos-related costs was $180.0 million (pretax and after tax), compared to the fourth quarter of 2008 charge of $250.0 million ($248.8 million after tax).  These charges resulted from the Company’s comprehensive annual review of asbestos-related liabilities and costs.  In each year, the Company concluded that an increase in the accrued liability was required to provide for estimated indemnity payments and legal fees arising from asbestos personal injury lawsuits and claims pending and expected to be filed during the several years following the completion of the comprehensive review.  See “Critical Accounting Estimates” for further information.  The lower 2009 asbestos charge reflected, in part, the lower level of pending asbestos-related lawsuits at December 31, 2009 compared to the prior year.

Asbestos-related cash payments for 2009 were $190.3 million, a decrease of $19.9 million from 2008.  Deferred amounts payable were approximately $36.3 million and $34.0 million at December 31, 2009 and 2008, respectively.

During 2009, the Company received approximately 6,000 new filings and disposed of approximately 10,000 claims.  As of December 31, 2009, the number of asbestos-related claims pending against the Company was approximately 7,000.  The Company anticipates that cash flows from operations and other sources will be sufficient to meet all asbestos-related obligations on a short-term and long-term basis.  See Note 18 to the Consolidated Financial Statements for further information.

Discontinued Operations

On July 31, 2007, the Company completed the sale of its plastics packaging business to Rexam PLC for approximately $1.825 billion in cash.  The Company has presented the results of operations for the plastics packaging business in the Consolidated Results of Operations for the year ended December 31, 2007 as discontinued operations.  Interest expense was allocated to the discontinued operations based on debt that was required by an amendment to the Secured Credit Agreement to be repaid from the net proceeds.  Amounts for the prior periods have been reclassified to conform to this presentation.

The following summarizes the revenues and expenses of the discontinued operations as reported in the consolidated results of operations for the periods indicated:

Year ended December 31,
2007
Net sales	$455.0
Manufacturing, shipping and delivery	(343.5)
Gross profit	111.5

Selling and administrative	(20.7)
Research, development and engineering	(8.3)
Interest expense	(80.6)
Other income	(0.1)
Other expense	(1.2)
Earnings before income taxes	0.6
Credit for income taxes	2.4
Earnings from discontinued operations	3.0
Gain on sale of discontinued operations	1,038.5
Net earnings from discontinued operations	1,041.5
Net earnings from discontinued operations attributable to noncontrolling interests	(0.2)
Net earnings from discontinued operations attributable to the Company	$1,041.3

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

Capital Resources and Liquidity

Current and Long-Term Debt

The Company’s total debt at December 31, 2009 was $3.61 billion, compared to $3.33 billion at December 31, 2008.

On June 14, 2006, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  At December 31, 2009, the Agreement included a $900.0 million revolving credit facility, a 160.0 million Australian dollar term loan, and a 110.8 million Canadian dollar term loan, each of which has a final maturity date of June 15, 2012.  It also included a $189.5 million term loan and a €189.5 million term loan, each of which has a final maturity date of June 14, 2013.  During December 2009, the Company’s subsidiary borrowers repaid 65.0 million Australian dollars, $2.0 million and €2.0 million of term loans under the Agreement.

As a result of the 2008 bankruptcy of Lehman Brothers Holdings Inc. and several of its subsidiaries, the Company believes that the maximum amount available under the revolving credit facility was reduced by $32.3 million.  After further deducting amounts attributable to letters of credit and overdraft facilities that are supported by the revolving credit facility, at December 31, 2009 the Company’s subsidiary borrowers had unused credit of $760.0 million available under the Agreement.

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

The Leverage Ratio also determines pricing under the Agreement.  The interest rate on borrowings under the Agreement is, at the Company’s option, the Base Rate or the Eurocurrency Rate, as defined in the Agreement.  These rates include a margin linked to the Leverage Ratio and the borrowers’ senior secured debt rating.  The margins range from 0.875% to 1.75% for Eurocurrency Rate loans and from -0.125% to 0.75% for Base Rate loans.  In addition, a facility fee is payable on the revolving credit facility commitments ranging from 0.20% to 0.50% per annum linked to the Leverage Ratio.  The weighted average interest rate on borrowings outstanding under the Agreement at December 31, 2009 was 2.40%. As of December 31, 2009, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

During the second quarter of 2008, the Company used cash from operations and borrowings under the Agreement to retire $250 million principal amount of 7.35% Senior Notes which matured in May 2008.

During May 2009, a subsidiary of the Company issued senior notes with a face value of $600.0 million at 96.72% of face value for an effective interest rate of 8.00%.  The notes bear interest at 7.375% and are due May 15, 2016.  The notes are guaranteed by substantially all of the Company’s domestic subsidiaries.  The net proceeds, after deducting commissions and expenses from the notes, approximated $568 million and were used to purchase in a tender offer $221.9 million of the $250 million principal amount of 7.50% Senior Debentures due May 2010 and to reduce borrowings under the revolving credit facility.  The balance of the proceeds increased cash.  As a part of the issuance of these notes and the related tender offer, the Company recorded additional interest charges in 2009 of $5.2 million for note repurchase premiums and the related write-off of unamortized finance fees, net of a gain from the termination of interest rate swap agreements related to the notes.

During October 2006, the Company entered into a European accounts receivable securitization program, which had a limit of €250 million at December 31, 2009.  The program extends through October 2011, subject to annual renewal of backup credit lines.  In addition, the Company participates in a receivables financing program in the Asia Pacific region with a revolving funding commitment of 89 million Australian dollars and 10 million New Zealand dollars that expire February 2010 and November 2010, respectively.

Information related to the Company’s accounts receivable securitization program as of December 31, 2009 and 2008 is as follows:

	2009	2008

Balance (included in short-term loans)	$289.0	$293.7

Weighted average interest rate	2.52%	5.31%

Cash Flows

For 2009, cash provided by continuing operating activities was $800.0 million compared with $757.2 million for 2008.  The increase is mainly attributable to lower working capital balances, lower interest payments, and lower payments for asbestos-related costs, partially offset by lower net earnings, increased payments for restructuring activities, and increased pension contributions.  Cash flows from operating activities will continue to be affected by payments for restructuring activities in 2010.

Asbestos-related payments for 2009 decreased $19.9 million to $190.3 million, compared with $210.2 million for 2008.

During 2009, the Company contributed $123.1 million, including $49.5 million of accelerated 2010 contributions, to its non-U.S. defined benefit pension plans, compared with $61.2 million in 2008.  The Company was not required to make cash contributions to the U.S. defined benefit pension plans during 2009.  Contributions in 2010 are dependent on future asset returns and discount rates which the Company is unable to predict.  However, the Company believes that contributions to its non-U.S. plans will be lower in 2010, due to the accelerated contributions made in 2009, and that it will not be required to make contributions to its U.S. plans in 2010.  Depending on a number of factors, the Company may elect to contribute amounts in excess of minimum required amounts in order to improve the funded status of certain plans.

Capital spending for property, plant and equipment was $427.6 million compared with $361.7 million in the prior year.  The Company capitalized $16.8 million and $25.6 million in 2009 and 2008, respectively, under capital lease obligations with the related financing recorded as long-term debt.

As of December 31, 2009, the Company had $811.7 million in cash and cash equivalents. The increase over the December 31, 2008 balance of $379.5 million largely represents cash provided by operating activities of $800.0 million for 2009 and additional funds provided by the May 2009 financing activities described above, partially offset by capital spending of $427.6 million and term loan repayments of $63.4 million.  Most of the cash is held in mature, liquid markets where the Company has operations, such as North America, Europe and Australia and is readily available to fund global liquidity requirements.  Approximately 7% of the cash at December 31, 2009 is held in Venezuela where government restrictions on transfers of cash out of the country limit the Company’s ability to immediately access cash at the government’s official exchange rate of 2.15 bolivars to the U.S. dollar as of December 31, 2009.  The Company has been able to obtain U.S. dollars at the official rate to pay for some of its key raw materials and other imports.  However, in 2009, the Venezuelan government significantly slowed the process of exchanging bolivars to U.S. dollars at the official rate.  As a result, the Company’s cash balance in Venezuela increased as earnings accumulated.  The Company has the ability to access the cash in Venezuela more quickly through a market-driven parallel exchange process which, at December 31, 2009, valued the bolivar about 60% lower than the official exchange rate.  During 2009, the Company entered into a series of parallel market transactions in order to exchange Venezuelan bolivars into U.S. dollars, and recognized foreign currency exchange losses of $28.0 million ($19.5 million after tax amount attributable to the Company).  As of December 31, 2009, the Company translated the balance sheets of its Venezuelan subsidiaries at the parallel market rate, which resulted in a decrease in cash and cash equivalents of $101.5 million.  For further information regarding Venezuela, see Note 22 to the Consolidated Financial Statements.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The following information summarizes the Company’s significant contractual cash obligations at December 31, 2009 (dollars in millions).

	Payments due by period
	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Contractual cash obligations:
Long-term debt	$3,231.3	$39.6	$272.9	$1,647.4	$1,271.4
Capital lease obligations	75.9	10.1	28.6	21.3	15.9
Operating leases	199.0	60.8	77.8	36.8	23.6
Interest (1)	1,096.5	212.2	399.0	333.5	151.8
Purchase obligations (2)	898.8	517.0	310.0	68.8	3.0
Pension benefit plan contributions	15.0	15.0
Postretirement benefit plan benefit payments (1)	289.0	22.3	44.5	44.1	178.1
Total contractual cash obligations	$5,805.5	$877.0	$1,132.8	$2,151.9	$1,643.8

	Amount of commitment expiration per period
	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Other commercial commitments:
Standby letters of credit	$107.7	$107.7
Total commercial commitments	$107.7	$107.7

(1) Amounts based on rates and assumptions at December 31, 2009.

(2) The Company’s purchase obligations consist principally of contracted amounts for energy and molds. In cases where variable prices are involved, current market prices have been used.  The amount above does not include ordinary course of business purchase orders because the majority of such purchase orders may be canceled.  The Company does not believe such purchase orders will adversely affect its liquidity position.

The Company is unable to make a reasonably reliable estimate as to when cash settlement with taxing authorities may occur for its unrecognized tax benefits.  Therefore, the liability for unrecognized tax benefits is not included in the table above.  See Note 11 to the Consolidated Financial Statements for additional information.

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

Property, Plant and Equipment

The net carrying amount of property, plant, and equipment (“PP&E”) at December 31, 2009 totaled $2,742.3 million, representing 31% of total assets.  Depreciation expense during 2009 totaled $374.8 million, representing approximately 5% of total costs and expenses. Given the significance of PP&E and associated depreciation to the Company’s consolidated financial statements, the determinations of an asset’s cost basis and its economic useful life are considered to be critical accounting estimates.

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

In mid-2007, the Company began a strategic review of its global manufacturing footprint.  As a result of this review, during 2007, 2008, and 2009, the Company recorded charges that included impairments of property, plant, and equipment across all segments including certain Retained Corporate Costs and Other activities. While the Company has concluded this strategic review of its manufacturing footprint, it is possible that the Company may conclude in the future that it will close or temporarily idle additional selected facilities or production lines and reduce headcount to increase operating performance and cash flows.  As of December 31, 2009, no other decisions had been made and no events had occurred that would require an additional evaluation of possible impairment.  For additional information on charges recorded in 2009, 2008 and 2007, see Note 16 to the Consolidated Financial Statements.

Goodwill — Goodwill at December 31, 2009 totaled $2,381.0 million, representing 27% of total assets.  The Company evaluates goodwill annually (or more frequently if impairment indicators arise) for impairment.  The Company conducts its evaluation as of October 1 of each year.  Goodwill impairment testing is performed using the business enterprise value (“BEV”) of each reporting unit which is calculated as of a measurement date by determining the present value of debt-free, after-tax projected future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer.  This BEV is then compared to the book value of each reporting unit as of the measurement date to assess whether an impairment of goodwill may exist.

During the fourth quarter of 2009, the Company completed its annual testing and determined that no impairment of goodwill existed.

The testing performed as of October 1, 2009, indicated a significant excess of BEV over book value for each unit.  If the Company’s projected future cash flows were substantially lower, or if the assumed weighted average cost of capital was substantially higher, the testing performed as of October 1, 2009, may have indicated an impairment of one or more of the Company’s reporting units and, as a result, the related goodwill may also have been impaired.  However, less significant changes in projected future cash flows or the assumed weighted average cost of capital would not have indicated an impairment.  For example, if projected future cash flows had been decreased by 5%, or if the weighted average cost of capital had been increased by 5%, or both, the resulting lower BEV’s would still have exceeded the book value of each reporting unit by a significant margin.

The Company will monitor conditions throughout 2010 that might significantly affect the projections and variables used in the impairment test to determine if a review prior to October 1 may be appropriate.  If the results of impairment testing confirm that a write down of goodwill is necessary, then the Company will record a charge in the fourth quarter of 2010, or earlier if appropriate.  In the event the Company would be required to record a significant write down of goodwill, the charge would have a material adverse effect on reported results of operations and net worth.

Other Long-Lived Assets — Other long-lived assets include, among others, equity investments and repair parts inventories.  The Company’s equity investments are non-publicly traded ventures with other companies in businesses related to those of the Company.  Equity investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  In the event that a decline in fair value of an investment occurs, and the decline in value is considered to be other than temporary, an impairment loss is recognized. Summarized financial information of equity affiliates is included in Note 5 to the Consolidated Financial Statements. During 2007 and 2008, the Company recorded charges that included impairments of an equity investment.  For additional information on these charges, see Note 15 to the Consolidated Financial Statements.

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

Pension Benefit Plans

Significant Estimates - The determination of pension obligations and the related pension expense or credits to operations involves significant estimates.  The most significant estimates are the discount rate used to calculate the actuarial present value of benefit obligations and the expected long-term rate of return on plan assets.  The Company uses discount rates based on yields of high quality fixed rate debt securities at the end of the year.  At December 31, 2009, the weighted average discount rate for all plans was 5.76%.  The Company uses an expected long-term rate of return on assets that is based on both past performance of the various plans’ assets and estimated future performance of the assets.  Due to the nature of the plans’ assets and the volatility of debt and equity markets, actual returns may vary significantly from year to year.  The Company refers to average historical returns over longer periods (up to 10 years) in determining its expected rates of return because short-term fluctuations in market values do not reflect the rates of return the Company expects to achieve based upon its long-term investing strategy.  For purposes of determining pension charges and credits in 2010, the Company’s estimated weighted average expected long-term rate of return on plan assets is 7.6% compared to 7.6% in 2009. The Company recorded pension expense (income) from continuing operations of $41.3 million, $(24.3) million, and $3.4 million in 2009, 2008, and 2007, respectively, from its principal defined benefit pension plans.  Pension expense for 2009 included a charge of $9.3 million for the settlement of pension liabilities related to previously closed facilities and $8.6 million for special termination benefits related to announced plant closures.  The increase in pension expense in 2009 is principally a result of lower asset values in the U.S. plans at the beginning of 2009.  Depending on currency translation rates, the Company expects to record approximately $75 million of pension expense for the full year of 2010.

Future effects on reported results of operations depend on economic conditions and investment performance.  For example, a one-half percentage point change in the actuarial assumption regarding the expected return on assets would result in a change of approximately $18 million in the pretax pension amount for the full year 2010.  In addition, changes in external factors, including the fair values of plan assets and the discount rates used to calculate plan liabilities, could have a significant effect on the recognition of funded status as described below.

Recognition of Funded Status — General accounting principles for pension benefit plans require employers to adjust the assets and liabilities related to defined benefit plans so that the amounts reflected on the balance sheet represent the overfunded or underfunded status of the plans.  These funded status amounts are measured as the difference between the fair value of plan assets and actuarially calculated benefit obligations as of the balance sheet date.  At December 31, 2009, the Accumulated Other Comprehensive Loss component of share owners’ equity was decreased by $133.5 million ($119.1 million after tax attributable to non-U.S. pension plans) to reflect a net increase in the funded status of the Company’s plans at that date.

Contingencies and Litigation

The Company believes that its ultimate asbestos-related liability (i.e., its indemnity payments or other claim disposition costs plus related legal fees) cannot reasonably be estimated. The Company’s ability reasonably to estimate its liability has been significantly affected by the volatility of asbestos-related litigation in the United States, the inherent uncertainty of future disease incidence and claiming patterns, the expanding list of non-traditional defendants that have been sued in this litigation and found liable for substantial damage awards, the use of mass litigation screenings to generate new lawsuits, the large number of claims asserted or filed by parties who claim prior exposure to asbestos materials but have no present physical impairment as a result of such exposure, and the significant number of co-defendants that have filed for bankruptcy.  The Company continues to monitor trends that may affect its ultimate liability and continues to analyze the developments and variables affecting or likely to affect the resolution of pending and future asbestos claims against the Company.

The Company conducts a comprehensive review of its asbestos-related liabilities and costs annually in connection with finalizing and reporting its annual results of operations, unless significant changes in trends or new developments warrant an earlier review.  If the results of an annual comprehensive review indicate that the existing amount of the accrued liability is insufficient to cover its estimated future asbestos-related costs, then the Company will record an appropriate charge to increase the accrued liability.  The Company believes that a reasonable estimation of the probable amount of the liability for claims not yet asserted against the Company is not possible beyond a period of several years.  Therefore, while the results of future annual comprehensive reviews cannot be determined, the Company expects the addition of one year to the estimation period will result in an annual charge.

In the fourth quarter of 2009, the Company recorded a charge of $180.0 million (pretax and after tax) to increase its accrued liability for asbestos-related costs. This amount was lower than the 2008 charge of $250.0 million.  The factors and developments that particularly affected the determination of the amount of this increase in the accrual included the following: (i) the rates and average disposition costs of filings against the Company; (ii) the continuing evidence of irregularities associated with mass litigation screenings;  (iii) the Company’s successful litigation record; (iv) legislative developments and court rulings in several states; and (v) the impact these and other factors had on the Company’s valuation of existing and future claims.

The Company’s estimates are based on a number of factors as described further in Note 18 to the Consolidated Financial Statements.

Income Taxes

The Company accounts for income taxes as required by general accounting principles under which deferred tax assets and liabilities are recognized for the tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities measured using enacted tax rates.

Management judgment is required in determining income tax expense and the related balance sheet amounts.  In addition, judgments are required concerning the ultimate outcome of uncertain income tax positions.  Actual income taxes paid may vary from estimates, depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. During 2009, the Company’s estimated unrecognized tax benefits increased by $16.0 million related to tax positions taken in prior years in non-U.S. jurisdictions.

Deferred tax assets are also recorded for operating losses and tax credit carryforwards. However, a valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  This assessment is dependent upon projected profitability including the effects of tax planning.  Deferred tax assets and liabilities are determined separately for each tax jurisdiction in which the Company conducts its operations or otherwise incurs taxable income or losses.  In the U.S., the Company has recorded significant deferred tax assets, the largest of which relate to foreign and other tax credits which amounted to $329.7 million at December 31, 2009, the accrued liability for asbestos-related costs which amounted to $169.8 million at December 31, 2009 that are not deductible until paid and the pension liability which amounted to $82.0 million at December 31, 2009.   The deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relate to accelerated depreciation.  The Company has recorded a valuation allowance for the portion of U.S. deferred tax assets not offset by deferred tax liabilities.

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

Foreign Currency Exchange Rate Risk

Earnings of operations outside the United States

A substantial portion of the Company’s operations are conducted by subsidiaries outside the U.S.  The primary international markets served by the Company’s subsidiaries are in Canada, Australia, China, South America (principally Colombia, Brazil and Venezuela), and Europe (principally Italy, France, The Netherlands, Germany, the United Kingdom, Spain, and Poland).  In general, revenues earned and costs incurred by the Company’s major international operations are denominated in their respective local currencies.  Consequently, the Company’s reported financial results could be affected by factors such as changes in foreign currency exchange rates or highly inflationary economic conditions in the international markets in which the Company’s subsidiaries operate.  When the U.S.

dollar strengthens against foreign currencies, the reported U.S. dollar value of local currency earnings generally decreases; when the U.S. dollar weakens against foreign currencies, the reported U.S. dollar value of local currency earnings generally increases.  For the years ended December 31, 2009, 2008 and 2007, the Company did not have any significant foreign subsidiaries whose functional currency was the U.S. dollar.  However, beginning January 1, 2010, the Company’s subsidiaries in Venezuela will be considered to be operating in a highly inflationary economy and the Company will be required to adopt the U.S. dollar as the functional currency for its subsidiaries in that country.  The Company does not hedge the foreign currency exchange rate risk related to earnings of operations outside the United States.

In Venezuela, where currency restrictions have been in effect for a number of years, the government controls all exchanges of bolivars into U.S. dollars at the official rate, which, as of December 31, 2009, had remained fixed at 2.15 bolivars to the U.S dollar since early 2005.  In 2009, increased restrictions in the currency exchange process, combined with a general decline in economic conditions in Venezuela, contributed to a growing shortage of U.S. dollars available for exchange at the official rate.  In addition, inflation in Venezuela has continued at an accelerated rate, and, beginning January 1, 2010, Venezuela’s economy will be considered highly inflationary.  For accounting purposes, an economy is deemed to be highly inflationary when the three-year cumulative rate of inflation exceeds 100%.  Due to currency restrictions in place in Venezuela, the Company adopted the market-driven parallel exchange rate as of December 31, 2009 for translation purposes, and expects to use the parallel market rate to remeasure its financial statements under a highly-inflationary basis of accounting.  This will have an adverse impact on the reported results of the Company’s Venezuelan operations, which represented approximately 40% of the South American Segment’s operating profit for 2009, including the $28.0 million foreign exchange losses recognized in 2009 to exchange bolivars into U.S. dollars in the parallel market.  In addition, monetary assets (such as cash and receivables) and monetary liabilities (such as payables and accruals) will be remeasured at the end of each reporting period using the parallel market rate at that date.  Because the parallel market rate is subject to fluctuation, such remeasurement will increase the volatility of reported results of operations.  See Note 22 to the Consolidated Financial Statements for more information.

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

The Company believes the near term exposure to foreign currency exchange rate risk of its foreign currency risk sensitive instruments was not material at December 31, 2009 and 2008.

Interest Rate Risk

The Company’s interest expense is most sensitive to changes in the general level of U.S. interest rates applicable to its U.S. dollar indebtedness.  The Company’s interest rate risk management objective is to limit the impact of interest rate changes on net income and cash flow, while minimizing interest payments and expense.  To achieve this objective, the Company regularly evaluates its mix of fixed and floating-rate debt, and, from time to time, may enter into interest rate swap agreements.

The following table provides information about the Company’s interest rate sensitivity related to its significant debt obligations at December 31, 2009.  The table presents principal cash flows and related weighted-average interest rates by expected maturity date.

								Fair
						There-		Value at
(dollars in millions)	2010	2011	2012	2013	2014	after	Total	12/31/2009

Long-term debt at variable rate:
Principal by expected maturity	$21.4	$136.1	$165.4	$471.9	$11.7	$22.2	$828.7	$828.7
Avg. principal outstanding	818.0	739.3	588.5	269.9	28.1	11.1
Avg. interest rate	2.40%	2.40%	2.40%	2.40%	2.40%	2.40%

Long-term debt at fixed rate:
Principal by expected maturity	$28.1			$450.0	$724.7	$1,282.9	$2,485.7	$2,518.5
Avg. principal outstanding	2,468.1	$2,457.6	$2,457.6	2,176.4	1,282.9	1,282.9
Avg. interest rate	7.33%	7.30%	7.30%	7.11%	7.35%	7.35%

The Company believes the near term exposure to interest rate risk of its debt obligations has not changed materially since December 31, 2008.

Commodity Price Risk

The Company has exposure to commodity price risk, principally related to energy.  The Company mitigates a portion of this risk by passing commodity cost changes through to customers.  In addition, the Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows.  The Company continually evaluates the natural gas market with respect to its forecasted usage requirements over the next twelve to twenty-four months and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements over that period.  At December 31, 2009, the Company had entered into commodity futures contracts covering approximately 4,800,000 MM BTUs over that period.

The Company believes the near term exposure to commodity price risk of its commodity futures contracts was not material at December 31, 2009.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Share Owners of

Owens-Illinois, Inc.

We have audited the accompanying consolidated balance sheets of Owens-Illinois, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of results of operations, share owners’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens-Illinois, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Owens-Illinois, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2010 expressed an unqualified opinion thereon.

As discussed in Note 1 to the consolidated financial statements, the accompanying consolidated financial statements have been retrospectively adjusted for the adoption of a new accounting standard which changed the presentation of noncontrolling interests in subsidiaries. Also, as discussed in Note 2, there have been retrospective adjustments relating to the adoption of a new accounting standard which addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, must be included in earnings per share.

/s/ Ernst & Young LLP
Toledo, Ohio
February 10, 2010

CONSOLIDATED RESULTS OF OPERATIONS Owens-Illinois, Inc.

Dollars in millions, except per share amounts

Years ended December 31,	2009	2008	2007
Net sales	$7,066.5	$7,884.7	$7,566.7
Manufacturing, shipping, and delivery	(5,582.6)	(6,208.1)	(5,971.4)
Gross profit	1,483.9	1,676.6	1,595.3

Selling and administrative expense	(506.4)	(511.9)	(520.6)
Research, development, and engineering expense	(58.8)	(66.6)	(65.8)
Interest expense	(221.7)	(253.0)	(348.6)
Interest income	28.6	38.6	42.3
Equity earnings	52.6	50.8	34.1
Royalties and net technical assistance	12.9	18.6	19.7
Other income	11.2	9.5	16.4
Other expense	(477.0)	(404.2)	(266.2)
Earnings from continuing operations before income taxes	325.3	558.4	506.6
Provision for income taxes	(127.5)	(236.7)	(147.8)
Earnings from continuing operations	197.8	321.7	358.8
Net earnings of discontinued operations			3.0
Gain on sale of discontinued operations		6.8	1,038.5
Net earnings	197.8	328.5	1,400.3
Net earnings attributable to noncontrolling interests	(36.0)	(70.2)	(59.7)
Net earnings attributable to the Company	$161.8	$258.3	$1,340.6

Convertible preferred stock dividends		(5.4)	(21.5)
Earnings available to common share owners	$161.8	$252.9	$1,319.1

Amounts attributable to the Company:
Earnings from continuing operations	$161.8	$251.5	$299.3
Net earnings of discontinued operations			2.8
Gain on sale of discontinued operations		6.8	1,038.5
Net earnings	$161.8	$258.3	$1,340.6

Basic earnings per share:
Earnings from continuing operations	$0.96	$1.49	$1.78
Net earnings of discontinued operations			0.02
Gain on sale of discontinued operations		0.04	6.66
Net earnings	$0.96	$1.53	$8.46

Diluted earnings per share:
Earnings from continuing operations	$0.95	$1.48	$1.78
Net earnings of discontinued operations			0.02
Gain on sale of discontinued operations		0.04	6.19
Net earnings	$0.95	$1.52	$7.99

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS Owens-Illinois, Inc.

Dollars in millions

December 31,	2009	2008
Assets
Current assets:
Cash, including time deposits of $561.4 ($307.5 in 2008)	$811.7	$379.5
Short-term investments	0.9	25.0
Receivables, less allowances of $36.5 ($39.7 in 2008) for losses and discounts	1,004.2	988.8
Inventories	900.3	999.5
Prepaid expenses	79.6	51.9
Total current assets	2,796.7	2,444.7

Other assets:
Equity investments	114.3	101.7
Repair parts inventories	125.1	132.5
Prepaid pension	46.3
Deposits, receivables, and other assets	521.7	444.5
Goodwill	2,381.0	2,207.5
Total other assets	3,188.4	2,886.2
Property, plant, and equipment:
Land, at cost	248.5	248.1
Buildings and equipment, at cost:
Buildings and building equipment	1,175.8	1,078.4
Factory machinery and equipment	4,771.6	4,345.3
Transportation, office, and miscellaneous equipment	131.1	114.6
Construction in progress	291.9	196.7
	6,618.9	5,983.1
Less accumulated depreciation	3,876.6	3,337.5
Net property, plant, and equipment	2,742.3	2,645.6
Total assets	$8,727.4	$7,976.5

CONSOLIDATED BALANCE SHEETS Owens-Illinois, Inc. (continued)

Dollars in millions, except per share amounts

December 31,	2009	2008
Liabilities and Share Owners’ Equity
Current liabilities:
Short-term loans	$302.3	$375.6
Accounts payable	863.2	838.2
Salaries and wages	170.8	141.6
U.S. and foreign income taxes	39.8	78.7
Current portion of asbestos-related liabilities	175.0	175.0
Other accrued liabilities	433.5	376.0
Long-term debt due within one year	49.7	18.2
Total current liabilities	2,034.3	2,003.3
Long-term debt	3,257.5	2,940.3
Deferred taxes	186.3	77.6
Pension benefits	577.6	741.8
Nonpension postretirement benefits	266.7	239.7
Other liabilities	358.5	360.1
Asbestos-related liabilities	310.1	320.3
Commitments and contingencies
Share owners’ equity:
The Company’s share owners’ equity:
Common stock, par value $.01 per share, 250,000,000 shares authorized, 179,923,309 and 178,705,817 shares issued and outstanding, respectively	1.8	1.8
Capital in excess of par value	2,941.9	2,913.3
Treasury stock, at cost 11,322,544 and 11,556,341 shares, respectively	(217.1)	(221.5)
Retained earnings (deficit)	129.4	(32.4)
Accumulated other comprehensive loss	(1,317.8)	(1,620.6)
Total share owners’ equity of the Company	1,538.2	1,040.6
Noncontrolling interests	198.2	252.8
Total share owners’ equity	1,736.4	1,293.4
Total liabilities and share owners’ equity	$8,727.4	$7,976.5

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED SHARE OWNERS’ EQUITY Owens-Illinois, Inc.

Dollars in millions

		Share Owners’ Equity of the Company
Years ended December 31,	Total Share Owners’ Equity	Convertible Preferred Stock, Common Stock, Capital in Excess of Par Value, and Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Non- controlling Interests

Balance on January 1, 2007	$563.3	$2,555.3	$(1,604.4)	$(594.2)	$206.6

Issuance of common stock	90.5	90.5
Reissuance of common stock	3.8	3.8
Comprehensive income:
Net earnings	1,400.3		1,340.6		59.7
Foreign currency translation adjustments	339.3			325.3	14.0
Pension and other postretirement benefit adjustments, net of tax	63.8			63.8
Change in fair value of derivative instruments, net of tax	28.2			28.2
Total comprehensive income	1,831.6
Dividends paid to noncontrolling interests on subsidiary common stock	(28.6)				(28.6)
Dividends paid on convertible preferred stock	(21.5)		(21.5)
Balance on December 31, 2007	$2,439.1	$2,649.6	$(285.3)	$(176.9)	$251.7

Issuance of common stock	40.9	40.9
Reissuance of common stock	3.1	3.1
Comprehensive income:
Net earnings	328.5		258.3		70.2
Foreign currency translation adjustments	(451.4)			(431.9)	(19.5)
Pension and other postretirement benefit adjustments, net of tax	(978.9)			(978.9)
Change in fair value of derivative instruments, net of tax	(32.9)			(32.9)
Total comprehensive loss	(1,134.7)
Dividends paid to noncontrolling interests on subsidiary common stock	(49.6)				(49.6)
Dividends paid on convertible preferred stock	(5.4)		(5.4)
Balance on December 31, 2008	$1,293.4	$2,693.6	$(32.4)	$(1,620.6)	$252.8

Issuance of common stock	27.2	27.2
Reissuance of common stock	5.8	5.8
Comprehensive income:
Net earnings	197.8		161.8		36.0
Foreign currency translation adjustments	200.5			228.9	(28.4)
Pension and other postretirement benefit adjustments, net of tax	50.4			50.4
Change in fair value of derivative instruments, net of tax	23.5			23.5
Total comprehensive income	472.2
Dividends paid to noncontrolling interests on subsidiary common stock	(62.2)				(62.2)
Balance on December 31, 2009	$1,736.4	$2,726.6	$129.4	$(1,317.8)	$198.2

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED CASH FLOWS Owens-Illinois, Inc.

Dollars in millions

Years ended December 31,	2009	2008	2007
Operating activities:
Net earnings	$197.8	$328.5	$1,400.3
Net earnings attributable to noncontrolling interests	(36.0)	(70.2)	(59.7)
Net earnings of discontinued operations			(2.8)
Gain on sale of discontinued operations		(6.8)	(1,038.5)
Non-cash charges (credits):
Depreciation	374.8	431.0	423.4
Amortization of intangibles and other deferred items	21.1	28.9	28.9
Amortization of finance fees and debt discount	10.4	7.9	8.6
Deferred tax provision	51.9	21.0	3.2
Non-cash tax benefit	(47.9)
Restructuring and asset impairment	213.6	133.3	100.3
Future asbestos-related costs	180.0	250.0	115.0
Other	107.2	140.0	78.7
Asbestos-related payments	(190.3)	(210.2)	(347.1)
Cash paid for restructuring activities	(68.3)	(48.9)	(17.8)
Change in non-current operating assets	21.3	1.4	(7.4)
Reduction of non-current liabilities	(178.9)	(90.1)	(67.6)
Change in components of working capital	143.3	(158.6)	36.2
Cash provided by continuing operating activities	800.0	757.2	653.7
Cash provided by discontinued operating activities			11.3
Total cash provided by operating activities	800.0	757.2	665.0

Investing activities:
Additions to property, plant, and equipment - continuing	(427.6)	(361.7)	(292.5)
Additions to property, plant, and equipment - discontinued			(23.3)
Acquisitions, net of cash acquired	(5.4)		(9.8)
Advances to equity affiliate - net	1.6	(1.6)
Net cash proceeds from divestitures and other	13.4	(13.9)	1,770.0
Cash provided by (utilized in) investing activities	(418.0)	(377.2)	1,444.4

Financing activities:
Additions to long-term debt	1,080.1	686.4	406.4
Repayments of long-term debt	(831.6)	(945.4)	(2,393.2)
Decrease in short-term loans	(79.4)	(20.6)	(21.5)
Net receipts (payments) for hedging activity	14.3	(45.2)	5.7
Payment of finance fees	(14.0)		(6.3)
Dividends paid to noncontrolling interests	(62.2)	(49.6)	(28.6)
Convertible preferred stock dividends		(5.4)	(21.5)
Issuance of common stock	7.0	14.5	62.8
Cash utilized in financing activities	114.2	(365.3)	(1,996.2)
Effect of exchange rate fluctuations on cash	(64.0)	(22.9)	51.8
Increase (decrease) in cash	432.2	(8.2)	165.0
Cash at beginning of year	379.5	387.7	222.7
Cash at end of year	$811.7	$379.5	$387.7

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

Results of operations for the plastics packaging business sold during 2007 have been presented as a discontinued operation. The format of the Company’s 2007 consolidated income statements has been reclassified to conform to the presentation used in the current period.  The individual captions within the financial statements did not change.

The format of the Company’s consolidated cash flows for the years ended December 31, 2008 and 2007 has been reclassified to conform to the 2009 presentation.  Amounts related to cash paid for restructuring activities have been reclassified from changes in working capital and non-current liabilities and are now shown separately.

The Company has evaluated subsequent events through February 10, 2010, the date the financial statements were issued.

Newly Adopted Financial Statement Pronouncements  Effective January 1, 2009, the Company adopted the provisions of a new accounting standard which changed the presentation of noncontrolling interests in subsidiaries. The format of the Company’s consolidated results of operations, consolidated share owners’ equity, and consolidated cash flows for the years ended December 31, 2008 and 2007, and consolidated balance sheet at December 31, 2008 have been reclassified to conform to the new presentation which is required to be applied retrospectively.

Effective January 1, 2009, the Company adopted the provisions of a new accounting standard which required the Company to allocate earnings to unvested restricted shares outstanding during the period. Earnings per share for the years ended December 31, 2008 and 2007 were restated in accordance with the new provisions which are required to be applied retrospectively.

Nature of Operations  The Company is a leading manufacturer of glass container products.  The Company’s principal product lines are glass containers for the food and beverage industries.  The Company has glass container operations located in 21 countries.  The principal markets and operations for the Company’s products are in Europe, North America, South America, and Australia.

Use of Estimates  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management of the Company to make estimates and assumptions that affect certain amounts reported in the financial statements and accompanying notes.  Actual results may differ from those estimates, at which time the Company would revise its estimates accordingly.  For further information on certain of the Company’s significant estimates relative to contingent liabilities, see Note 18.

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash  The Company defines “cash” as cash and time deposits with maturities of three months or less when purchased.  Outstanding checks in excess of funds on deposit are included in accounts payable.

Fair Value Measurements  Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  Generally accepted accounting principles defined a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

The Company’s derivative assets and liabilities consist of interest rate swaps, natural gas forwards, and foreign exchange option and forward contracts.  The Company uses an income approach to valuing these contracts.  Interest rate yield curves, natural gas forward rates, and foreign exchange rates are the significant inputs into the valuation models.  These inputs are observable in active markets over the terms of the instruments the Company holds, and accordingly, the Company classifies its derivative assets and liabilities as Level 2 in the hierarchy.  The Company also evaluates counterparty risk in determining fair values.

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

Intangible Assets and Other Long-Lived Assets Intangible assets are amortized over the expected useful life of the asset.  Amortization expense directly attributed to the manufacturing of the Company’s products is included in manufacturing, shipping, and delivery.  Amortization expense related to non-

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

manufacturing activities is included in selling and administrative and other. The Company evaluates the recoverability of intangible assets and other long-lived assets based on undiscounted projected cash flows, excluding interest and taxes, when factors indicate that impairment may exist.  If impairment exists, the asset is written down to fair value.

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

Shipping and Handling Costs Shipping and handling costs are included with manufacturing, shipping, and delivery costs in the Consolidated Results of Operations.

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

New Accounting Standards  In June 2009, the FASB issued a new standard which amends certain guidance for determining whether an entity is a variable interest entity (VIE). An enterprise is required to perform an analysis to determine whether the Company’s variable interests give it a controlling financial interest in a VIE. A company would be required to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has the power to

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

direct the activities of the VIE that most significantly impact the entity’s economic performance. In addition, the new provisions require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. The new provisions are effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company does not expect the adoption of this Statement to have an impact on its results of operations, financial position or cash flows.

Stock Options and Other Stock-Based Compensation  The Company has five non-qualified plans, which are described more fully in Note 13.  Costs resulting from all share-based payment transactions are required to be recognized in the financial statements.  A public entity is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the required service period (usually the vesting period).  No compensation cost is recognized for equity instruments for which employees do not render the required service.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2009	2008	2007
Range of expected lives of options (years)	4.75	4.75	4.75
Range of expected stock price volatilities	42.0%-52.0%	29.0%-39.8%	37.1%-40.0%
Weighted average expected stock price volatilities	46.3%	31.4%	39.9%
Range of risk-free interest rates	1.3%-2.1%	1.5%-3.7%	4.1%-4.6%
Expected dividend yield	0.0%	0.0%	0.0%

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

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.  Earnings Per Share  The following table sets forth the computation of basic and diluted earnings per share:

Years ended December 31,	2009	2008	2007
Numerator:
Net earnings attributable to the Company	$161.8	$258.3	$1,340.6
Convertible preferred stock dividends		(5.4)	(21.5)
Net earnings attributable to participating securities	(0.6)	(2.6)	(13.9)
Numerator for basic earnings per share - income available to common share owners	$161.2	$250.3	$1,305.2
Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	167,687,408	163,177,874	154,215,269
Effect of dilutive securities:
Convertible preferred stock		2,147,339	8,589,355
Stock options and other	2,852,282	4,352,076	4,962,683
Denominator for diluted earnings per share - adjusted weighted average shares and assumed exchanges of preferred stock for common stock	170,539,690	169,677,289	167,767,307
Basic earnings per share:
Earnings from continuing operations	$0.96	$1.49	$1.78
Net earnings of discontinued operations			0.02
Gain on sale of discontinued operations		0.04	6.66
Net earnings	$0.96	$1.53	$8.46
Diluted earnings per share:
Earnings from continuing operations	$0.95	$1.48	$1.78
Net earnings of discontinued operations			0.02
Gain on sale of discontinued operations		0.04	6.19
Net earnings	$0.95	$1.52	$7.99

The convertible preferred stock was included in the computation of diluted earnings per share for 2008, to the extent outstanding during 2008, and 2007 on an “if converted” basis since the result was dilutive.  For purposes of this computation, the preferred stock dividends were not subtracted from the numerator.   Options to purchase 994,834, 241,711, and 862,906 weighted average shares of common stock which were outstanding during 2009, 2008, and 2007, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

Effective January 1, 2009, the Company adopted the provisions of a new accounting standard, which addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method. The new provisions require that unvested share-based payment awards that contain non-forfeitable rights to dividends be treated as participating securities in calculating earnings per share. The Company was required to allocate earnings to unvested restricted shares outstanding during the

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period. Basic earnings per share for the years ended December 31, 2008 and 2007 were reduced by $0.02 and $0.09 per share, respectively, in accordance with the new provisions which require retrospective application.  There was no impact on basic earnings per share for the year ended December 31, 2009 or diluted earnings per share in any period.

3.  Supplemental Cash Flow Information  Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

	2009	2008	2007
Decrease (increase) in current assets:
Receivables	$(3.3)	$57.8	$(16.5)
Inventories	151.9	(74.1)	63.0
Prepaid expenses and other	(18.4)	35.2	(21.4)
Increase (decrease) in current liabilities:
Accounts payable	32.6	(56.7)	(2.9)
Accrued liabilities	(17.7)	(52.9)	(63.2)
Salaries and wages	20.4	(37.2)	38.3
U.S. and foreign income taxes	(22.2)	(30.7)	24.5
	$143.3	$(158.6)	$21.8
Continuing operations	$143.3	$(158.6)	$36.2
Discontinued operations			(14.4)
	$143.3	$(158.6)	$21.8

Interest paid in cash, including note repurchase premiums in 2009 and 2007, aggregated $195.1 million for 2009, $251.9 million for 2008, and $452.4 million for 2007.

Income taxes paid (received) in cash were as follows:

	2009	2008	2007
Domestic	$(1.7)	$(1.2)	$31.8
Foreign	196.0	162.5	151.1
	$194.3	$161.3	$182.9

4.  Inventories  Major classes of inventory are as follows:

	2009	2008
Finished goods	$741.5	$831.7
Work in process	0.8	0.8
Raw materials	106.6	109.8
Operating supplies	51.4	57.2
	$900.3	$999.5

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If the inventories which are valued on the LIFO method had been valued at standard costs, which approximate current costs, consolidated inventories would be higher than reported by $42.6 million and $32.5 million at December 31, 2009 and 2008, respectively.

Inventories which are valued at the lower of standard costs (which approximate average costs) or market at December 31, 2009 and 2008 were approximately $772.6 million and $861.7 million, respectively.

5.  Equity Investments  Summarized information pertaining to the Company’s equity associates follows:

	2009	2008
At end of year:
Equity in undistributed earnings:
Foreign	$44.5	$32.0
Domestic	25.8	19.6
Total	$70.3	$51.6

	2009	2008	2007
For the year:
Equity in earnings:
Foreign	$12.5	$14.1	$5.3
Domestic	40.1	36.7	28.8
Total	$52.6	$50.8	$34.1

Dividends received	$33.8	$24.5	$21.7

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized combined financial information for equity associates is as follows:

	2009	2008
At end of year:
Current assets	$218.0	$208.3
Non-current assets	314.1	325.9
Total assets	532.1	534.2

Current liabilities	138.5	167.5
Other liabilities and deferred items	145.9	137.9
Total liabilities and deferred items	284.4	305.4
Net assets	$247.7	$228.8

	2009	2008	2007 (a)
For the year:
Net sales	$548.6	$635.8	$535.9
Gross profit	$199.6	$227.5	$176.5
Net earnings	$158.0	$153.9	$112.4

(a) Amounts for 2007 exclude the Company’s Caribbean investment due to the impairment recorded during 2007.

The Company’s significant equity method investments include:  (1) 50% of the common shares of Vetri Speciali SpA, a specialty glass manufacturer; (2) a 25% partnership interest in General Chemical Soda Ash (Partners), a soda ash supplier; and (3) a 50% partnership interest in Rocky Mountain Bottle Company, a glass container manufacturer.

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.  Debt  The following table summarizes the long-term debt of the Company at December 31, 2009 and 2008:

	2009	2008
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$18.7
Term Loans:
Term Loan A (160.0 million AUD at Dec. 31, 2009)	143.9	155.7
Term Loan B	189.5	191.5
Term Loan C (110.8 million CAD at Dec. 31, 2009)	105.4	90.9
Term Loan D (€189.5 million at Dec. 31, 2009)	273.5	269.6
Senior Notes:
8.25%, due 2013	460.4	470.0
6.75%, due 2014	400.0	400.0
6.75%, due 2014 (€225 million)	324.7	316.8
7.375%, due 2016	582.1
6.875%, due 2017 (€300 million)	432.9	422.4
Senior Debentures:
7.50%, due 2010	28.3	259.5
7.80%, due 2018	250.0	250.0
Other	116.5	113.4
Total long-term debt	3,307.2	2,958.5
Less amounts due within one year	49.7	18.2
Long-term debt	$3,257.5	$2,940.3

On June 14, 2006, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  At December 31, 2009, the Agreement included a $900.0 million revolving credit facility, a 160.0 million Australian dollar term loan, and a 110.8 million Canadian dollar term loan, each of which has a final maturity date of June 15, 2012.  It also included a $189.5 million term loan and a €189.5 million term loan, each of which has a final maturity date of June 14, 2013.  During 2009, the Company’s subsidiary borrowers repaid 65.0 million Australian dollars, $2.0 million and €2.0 million of term loans under the Agreement.

As a result of the 2008 bankruptcy of Lehman Brothers Holdings Inc. and several of its subsidiaries, the Company believes that the maximum amount available under the revolving credit facility was reduced by $32.3 million.  After further deducting amounts attributable to letters of credit and overdraft facilities that are supported by the revolving credit facility, at December 31, 2009 the Company’s subsidiary borrowers had unused credit of $760.0 million available under the Agreement.

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

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The leverage ratio also determines pricing under the Agreement.  The interest rate on borrowings under the Agreement is, at the Company’s option, the Base Rate or the Eurocurrency Rate, as defined in the Agreement.  These rates include a margin linked to the leverage ratio and the borrowers’ senior secured debt rating.  The margins range from 0.875% to 1.75% for Eurocurrency Rate loans and from -0.125% to 0.75% for Base Rate loans.  In addition, a facility fee is payable on the revolving credit facility commitments ranging from 0.20% to 0.50% per annum linked to the leverage ratio.  The weighted average interest rate on borrowings outstanding under the Agreement at December 31, 2009 was 2.40%.  As of December 31, 2009, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

Borrowings under the Agreement are secured by substantially all of the assets of the Company’s domestic subsidiaries and certain foreign subsidiaries, which have a book value of approximately $2.7 billion.  Borrowings are also secured by a pledge of intercompany debt and equity in most of the Company’s domestic subsidiaries and stock of certain foreign subsidiaries.  All borrowings under the agreement are guaranteed by substantially all domestic subsidiaries of the Company for the term of the Agreement.

During the second quarter of 2008, the Company used cash from operations and borrowings under the Agreement to retire $250 million principal amount of 7.35% Senior Notes which matured in May 2008.

During May 2009, a subsidiary of the Company issued senior notes with a face value of $600.0 million at 96.72% of face value for an effective interest rate of 8.00%.  The notes bear interest at 7.375% and are due May 15, 2016.  The notes are guaranteed by substantially all of the Company’s domestic subsidiaries.  The net proceeds, after deducting commissions and expenses from the notes, approximated $568 million and were used to purchase in a tender offer $221.9 million of the $250 million principal amount of 7.50% Senior Debentures due May 2010 and to reduce borrowings under the revolving credit facility.  The balance of the proceeds increased cash.  As a part of the issuance of these notes and the related tender offer, the Company recorded additional interest charges in 2009 of $5.2 million for note repurchase premiums and the related write-off of unamortized finance fees, net of a gain from the termination of interest rate swap agreements related to the notes.

During October 2006, the Company entered into a European accounts receivable securitization program, which had a limit of €250 million at December 31, 2009.  The program extends through October 2011, subject to annual renewal of backup credit lines.  In addition, the Company participates in a receivables financing program in the Asia Pacific region with a revolving funding commitment of 89 million Australian dollars and 10 million New Zealand dollars that expire February 2010 and November 2010, respectively.

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information related to the Company’s accounts receivable securitization program as of December 31, 2009 and 2008 is as follows:

	2009	2008

Balance (included in short-term loans)	$289.0	$293.7

Weighted average interest rate	2.52%	5.31%

The Company capitalized $16.8 million and $25.6 million in 2009 and 2008, respectively, under capital lease obligations with the related financing recorded as long term debt.  These amounts are included in other in the long-term debt table above.

Annual maturities for all of the Company’s long-term debt through 2014 are as follows:  2010, $49.7 million; 2011, $136.1 million; 2012, $165.4 million; 2013, $932.3 million; and 2014, $736.4 million.

Fair values at December 31, 2009, of the Company’s significant fixed rate debt obligations were as follows:

	Principal Amount	Indicated	Fair Value
	(millions of	Market	(millions of
	dollars)	Price	dollars)
Senior Notes:
8.25%, due 2013	$450.0	103.35	$465.1
6.75%, due 2014	400.0	102.25	409.0
6.75%, due 2014 (€225 million)	324.7	98.33	319.3
7.375%, due 2016	600.0	104.00	624.0
6.875%, due 2017 (€300 million)	432.9	96.97	419.8
Senior Debentures:
7.50%, due 2010	28.1	100.40	28.2
7.80%, due 2018	250.0	101.25	253.1

7.  Operating Leases  Rent expense attributable to all warehouse, office buildings and equipment operating leases was $110.2 million in 2009, $98.9 million in 2008, and $92.8 million in 2007.  Minimum future rentals under operating leases are as follows:  2010, $60.8 million; 2011, $45.2 million; 2012, $32.6 million; 2013, $22.3 million; 2014, $14.5 million; and 2015 and thereafter, $23.6 million.

8.  Foreign Currency Transactions  Aggregate foreign currency exchange gains (losses) included in other expense were $(29.2) million in 2009, $0.6 million in 2008, and $(8.1) million in 2007.

During 2009, the Company entered into a series of parallel market transactions to exchange Venezuelan bolivars into U.S. dollars.  In the parallel market, bolivars were valued significantly lower than the official government rate, giving rise to exchange losses from such transactions.  As a result, the Company recognized foreign currency exchange losses of $28.0 million for the year.

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.  Derivative Instruments  The Company has certain derivative assets and liabilities which consist of interest rate swaps, natural gas forwards, and foreign exchange option and forward contracts.  The Company records derivative assets and liabilities at fair value and classifies them as “Level 2” in the fair value hierarchy.

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

During the second quarter of 2009, the Company completed a tender offer for its $250 million senior debentures due 2010.  As a result of the tender offer, the Company extinguished $221.9 million of the senior debentures and terminated the related interest rate swap agreements for proceeds of $5.0 million.  The Company recognized $4.4 million of the proceeds as a reduction of interest expense upon the termination of the interest rate swap agreements, while the remaining $0.6 million is recorded as an adjustment to the debt and will be recognized as a reduction of interest expense over the remaining life of the outstanding senior debentures due 2010.  See Note 6 for additional information.

During the second quarter of 2009, the Company’s interest rate swaps related to the $450 million senior notes due 2013 were terminated.  The Company received proceeds of $12.4 million which were recorded as an adjustment to debt and will be recognized as a reduction of interest expense over the remaining life of the senior notes due 2013.

As of December 31, 2009, the balance of unamortized proceeds from terminated interest rate swaps included in long-term debt was $10.6 million.

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect of the interest rate swaps on the results of operations for the year ended December 31, 2009 and 2008 is as follows:

	Amount of Gain (Loss) Recognized in Interest Expense
	2009	2008

Interest rate swaps	$(11.0)	$26.1
Related long-term debt	11.0	(26.1)
Proceeds recognized and amortized for terminated interest rate swaps	6.7
Net impact on interest expense	$6.7	$—

Commodity Futures Contracts Designated as Cash Flow Hedges

The Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows. The Company continually evaluates the natural gas market with respect to its forecasted usage requirements over the next twelve to twenty-four months and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements over that period. At December 31, 2009, the Company had entered into commodity futures contracts covering approximately 4,800,000 MM BTUs over that period.

The Company accounts for the above futures contracts as cash flow hedges at December 31, 2009 and recognizes them on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owners’ equity (“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. At December 31, 2009, an unrecognized loss of $1.3 million (pretax) related to the commodity futures contracts was included in Accumulated OCI, and will be reclassified into earnings over the next twelve to twenty-four months.  Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.  The ineffectiveness related to these natural gas hedges for the year ended December 31, 2009 and 2008 was not material.

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect of the commodity futures contracts on the results of operations for the year ended December 31, 2009 and 2008 is as follows:

		Amount of Gain (Loss)
		Reclassified from
Amount of Gain (Loss)		Accumulated OCI into
Recognized in OCI on		Income (reported in
Commodity Futures Contracts		manufacturing, shipping, and
(Effective Portion)		delivery) (Effective Portion)
2009	2008	2009	2008

$(24.8)	$(27.2)	$(60.9)	$5.7

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

The effect of the net investment hedge on the results of operations for the year ended December 31, 2009 and 2008 is as follows:

			Amount of Gain (Loss)
Amount of Gain (Loss)		Location of Gain (Loss)	Reclassified from Accumulated
Recognized in OCI		Reclassified from Accumulated	OCI into Income
2009	2008	OCI into Income	2009	2008

$(8.8)	$15.2	N/A	$—	$—

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

At December 31, 2009, various subsidiaries of the Company had outstanding forward exchange and option agreements denominated in various currencies covering the equivalent of approximately $1.0 billion related primarily to intercompany transactions and loans.

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect of the forward exchange contracts on the results of operations for the year ended December 31, 2009 and 2008 is as follows:

	Amount of Loss
Location of Loss	Recognized in Income on
Recognized in Income on	Forward Exchange Contracts
Forward Exchange Contracts	2009	2008

Other expense	$(8.3)	$(4.2)

Balance Sheet Classification

The Company records the fair values of derivative financial instruments on the balance sheet as follows: (1) receivables if the instrument has a positive fair value and maturity within one year, (2) deposits, receivables, and other assets if the instrument has a positive fair value and maturity after one year, (3) accounts payable and other current liabilities if the instrument has a negative fair value and maturity within one year, and (4) other liabilities if the instrument has a negative fair value and maturity after one year.  The following table shows the amount and classification of the Company’s derivatives as of December 31, 2009 and 2008:

	2009		2008
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Asset Derivatives:
Derivatives designated as hedging instruments
Interest rate swaps			Deposits, receivables, and other assets	$29.4
Commodity futures contracts	Receivables	$0.4
Commodity futures contracts	Other accrued liabilities	0.1
Total derivatives designated as hedging instruments		0.5		29.4

Derivatives not designated as hedging instruments
Foreign exchange contracts	Receivables	6.0	Receivables	19.4
Foreign exchange contracts	Other accrued liabilities	0.2
Total derivatives not designated as hedging instruments		6.2		19.4

Total asset derivatives		$6.7		$48.8

Liability Derivatives:
Derivatives designated as hedging instruments
Commodity futures contracts	Other accrued liabilities	$1.8	Other accrued liabilities	$37.4
Total derivatives designated as hedging instruments		1.8		37.4

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other accrued liabilities	2.9	Receivables	0.4
Foreign exchange contracts			Other accrued liabilities	11.6
Foreign exchange contracts			Other liabilities	0.1
Total derivatives not designated as hedging instruments		2.9		12.1

Total liability derivatives		$4.7		$49.5

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table lists the beginning balance, yearly activity and ending balance of each component of accumulated other comprehensive income (loss):

	Net Effect of Exchange Rate Fluctuations	Deferred Tax Effect for Translation	Unfunded Pension Liability	Change in Certain Derivative Instruments	Employee Benefit Plans	Total Accumulated Comprehensive Income (Loss)

Balance on January 1, 2007	$168.0	$12.7	$(122.9)	$(34.9)	$(617.1)	$(594.2)

2007 Change	325.3			28.2	79.1	432.6
Translation effect					(6.7)	(6.7)
Reclass			122.9	2.2	(125.1)
Tax effect					(8.6)	(8.6)
Balance on Dec. 31, 2007	493.3	12.7	—	(4.5)	(678.4)	(176.9)

2008 Change	(431.9)			(32.9)	(1,080.1)	(1,544.9)
Translation effect					46.1	46.1
Tax effect					55.1	55.1
Balance on Dec. 31, 2008	61.4	12.7	—	(37.4)	(1,657.3)	(1,620.6)

2009 Change	228.9			36.1	133.5	398.5
Translation effect					(33.7)	(33.7)
Tax effect					(14.1)	(14.1)
Intraperiod tax allocation				(12.6)	(35.3)	(47.9)
Balance on Dec. 31, 2009	$290.3	$12.7	$—	$(13.9)	$(1,606.9)	$(1,317.8)

Exchange rate fluctuations in 2009 include a loss of $132.5 million related to the Company’s decision to translate the balance sheets of its Venezuelan subsidiaries using the parallel market rate at December 31, 2009 instead of the historic official rate.  See Note 22 to the Consolidated Financial Statements for further information.

The intraperiod tax allocation in 2009 related to a non-cash tax benefit transferred to continuing operations.  See Note 11 to the Consolidated Financial Statements for further information.

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Income Taxes Deferred income taxes reflect: (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes; and (2) carryovers and credits for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2009 and 2008 are as follows:

	2009	2008
Deferred tax assets:
Accrued postretirement benefits	$87.8	$84.0
Asbestos-related liabilities	169.8	173.4
Foreign tax credit	312.0	295.5
Tax loss and credit carryovers	392.8	342.9
Capital loss carryovers	24.7	23.7
Alternative minimum tax credits	25.2	20.5
Accrued liabilities	169.5	159.3
Pension liability	127.2	181.0
Other	69.9	26.5
Total deferred tax assets	1,378.9	1,306.8

Deferred tax liabilities:
Property, plant, and equipment	148.7	151.1
Inventory	12.0	13.4
Other	67.3	49.3
Total deferred tax liabilities	228.0	213.8
Valuation allowance	(1,095.8)	(1,047.5)
Net deferred taxes	$55.1	$45.5

Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2009 and 2008 as follows:

	2009	2008
Prepaid expenses	$7.9	$24.1
Deposits, receivables, and other assets	233.5	99.0
Deferred taxes	(186.3)	(77.6)
Net deferred taxes	$55.1	$45.5

The Company reviews the likelihood that it will realize the benefit of its deferred tax assets and therefore the need for valuation allowances on a quarterly basis, or whenever events indicate that a review is required.  In determining the requirement for a valuation allowance, the historical and projected financial

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

results of the legal entity or consolidated group recording the net deferred tax asset is considered, along with other positive and negative evidence.

The following details the valuation allowance activity:

Year	Beginning Year Balance	Foreign Currency Translation	Other Changes	Goodwill	Comprehensive Income	Ending Year Balance
2007	$(1,262.3)	$(17.4)	$514.1	$24.9	$12.7	$(728.0)
2008	(728.0)	21.6	(12.9)	0.6	(328.8)	(1,047.5)
2009	(1,047.5)	(12.6)	(82.2)		46.5	(1,095.8)

In 2007, the Company reduced the valuation allowance recorded against its deferred tax assets in the United States by $466.0 million through the utilization of net operating and capital loss carryforwards.

The provision (benefit) for income taxes consists of the following:

	2009	2008	2007
Current:
U.S. Federal	$0.7	$(2.7)	$—
State	(0.5)	0.6	31.1
Foreign	123.3	213.0	145.2
	123.5	210.9	176.3
Deferred:
U.S. Federal	(47.6)	14.6	8.0
State	(2.5)	(2.0)	1.0
Foreign	54.1	8.4	(1.7)
	4.0	21.0	7.3
Total:
U.S. Federal	(46.9)	11.9	8.0
State	(3.0)	(1.4)	32.1
Foreign	177.4	221.4	143.5
	$127.5	$231.9	$183.6

Total for continuing operations	$127.5	$236.7	$147.8
Total for discontinued operations		(4.8)	35.8
	$127.5	$231.9	$183.6

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision (benefit) for income taxes was calculated based on the following components of earnings (loss) before income taxes:

Continuing operations	2009	2008	2007
Domestic	$(215.0)	$(140.6)	$(180.7)
Foreign	540.3	699.0	687.3
	$325.3	$558.4	$506.6

Discontinued operations	2009	2008	2007
Domestic	$—	$2.0	$(1.1)
Foreign			1.7
	$—	$2.0	$0.6

A reconciliation of the provision (benefit) for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows:

	2009	2008	2007
Tax provision on pretax earnings from continuing operations at statutory U.S. Federal tax rate	$113.9	$195.4	$177.3

Increase (decrease) in provision for income taxes due to:

Valuation allowance - U.S.	73.7	70.6	(466.0)
Foreign Subsidiary ownership restructuring and incentives	10.8	35.1	535.9
Foreign source income taxable in the U.S.	6.1	11.3	29.3
Intraperiod tax allocation - U.S.	(47.9)
Reversal non-U.S. valuation allowance	(0.9)		(13.4)
Foreign tax credit utilization			(40.4)
State taxes, net of federal benefit		3.8	(2.9)
Rate differences on non-U.S. earnings	(22.4)	(55.3)	(65.7)
Adjustment for non-U.S. tax law changes	(0.6)	(20.1)	(9.9)
Other items	(5.2)	(4.1)	3.6
Provision for income taxes	$127.5	$236.7	$147.8

Income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as other comprehensive income.  An exception is provided when there is aggregate pretax income from other categories and a pretax loss from continuing operations in the current year.  In such an instance, the tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expenses recorded with respect to the other categories of earnings, even when a valuation allowance has been established against the deferred tax assets.  In instances where a valuation allowance is established against current year losses, income from other sources, including other comprehensive income, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets.  During 2009, certain pretax losses from continuing operations were partially offset by other comprehensive income as a result of the exception noted above, resulting in a reduction of the current year valuation allowance and a benefit allocated to income tax expense from continuing operations of $47.9 million.

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At December 31, 2009, before valuation allowance, the Company has unused research tax credits of $17.8 million expiring from 2013 to 2029 and foreign tax credits of $312.0 million expiring in 2017.  The Company also has unused alternative minimum tax credits of $25.2 million which do not expire and which will be available to offset future U.S. Federal income tax.  Approximately $107.8 million of the deferred tax assets relate to net operating and capital loss carryforwards that can be carried over indefinitely with the remaining $140.3 million expiring between 2010 and 2029.  As a result of U.S. tax legislation enacted in 2008 and 2009, the Company realized $2.3 million and $2.1 million, respectively, of benefits from its research and alternative minimum tax credit carryforwards.  The related valuation on these credits was reduced accordingly.

At December 31, 2009, the Company’s equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $1,823.4 million.  The Company intends to reinvest these earnings indefinitely in the non-U.S. operations.  It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed.

The Company records a liability for unrecognized tax benefits related to uncertain tax positions. In 2008, the Company reclassified $28.5 million of deferred tax assets related to general business credits and net operating losses that were previously offset by a full valuation allowance to the liability for unrecognized tax benefits.  This balance sheet reclassification had no effect on share owners’ equity.  The Company accrues interest and penalties associated with unrecognized tax benefits as a component of its income tax expense.

The following is a reconciliation of the Company’s total gross unrecognized tax benefits for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Balance at January 1	$103.1	$53.0	$45.8
Additions for tax positions of prior years	20.1	51.2	0.1
Reductions for tax positions of prior years		(2.1)	(2.5)
Additions based on tax positions related to the current year	17.1	6.1	11.0
Reductions due to the lapse of the applicable statute of limitations	(4.1)	(3.1)	(1.4)
Foreign currency translation	(7.8)
Reductions due to settlements		(2.0)
Balance at December 31	$128.4	$103.1	$53.0

At December 31, 2009 and 2008, accrued interest and penalties related to unrecognized tax benefits were $23.2 million and $14.5 million, respectively.  Tax expense for the years ended December 31, 2009, 2008

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 2007 included interest and penalties of $10.6 million, $10.7 million and $0.6 million, respectively, on unrecognized tax benefits.

The unrecognized tax benefit liability, including interest and penalties, as of December 31, 2009 and 2008 was $151.6 million and $117.6 million, respectively.  Approximately $97.3 million and $72.7 million as of December 31, 2009 and 2008, respectively, relate to unrecognized tax benefits, which if recognized, would impact the Company’s effective income tax rate.  This amount differs from the gross unrecognized tax benefits presented in the table above because of the unrecognized tax benefits that would result in the utilization of certain tax attribute carryforwards that are currently subject to a full valuation allowance due to uncertainties about their future period utilization.

The Company and/or one of its subsidiaries files a U.S. federal income tax return as well as income tax returns in multiple state and foreign jurisdictions.  Tax years through 1999 have been settled with the U.S. Internal Revenue Service.  An IRS examination for the years 2007 and 2008 began in late 2009.  Due to the existence of tax attribute carryforwards (which are currently offset by full valuation allowances) in the U.S., the Company treats certain post-1999 tax positions as unsettled because of the taxing authorities’ ability to modify these attributes.  The 2000 tax year is the earliest open year for the Company’s other major tax jurisdictions.

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

13.  Stock Options and Other Stock Based Compensation  The Company has five nonqualified plans under which it has granted stock options, restricted shares and performance vested restricted share units:  (1) the Stock Option Plan for Key Employees of Owens-Illinois, Inc.; (2) the Stock Option Plan for Directors of Owens-Illinois, Inc.; (3) the 1997 Equity Participation Plan of Owens-Illinois, Inc.; (4) the 2004 Equity Incentive Plan for Directors of Owens-Illinois, Inc.; and (5) the 2005 Equity Incentive Plan of Owens-Illinois, Inc. At December 31, 2009, there were 7,254,749 shares authorized and available for grants under these plans.  Total compensation cost for all grants of shares and units under all of these plans was $20.2 million ($18.2 million after tax) for the year ended December 31, 2009.  Total compensation cost for grants of shares and units was $21.4 million ($19.1 million after tax) in 2008 and $23.6 million ($21.9 million after tax) in 2007.

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

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock option information at December 31, 2009 and for the year then ended is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic
	(thousands)	(per share)	(years)	Value
Options outstanding at January 1, 2009	3,213	$23.56
Granted	1,644	10.30
Exercised	(417)	16.80
Forfeited or expired	(379)	23.03
Options outstanding at Dec. 31, 2009	4,061	18.93	4.8	$56.6
Options vested or expected to vest at Dec. 31, 2009	4,009	$18.93	4.8	$55.9
Options exercisable at Dec. 31, 2009	1,800	$20.55	3.7	$24.2

Certain additional information related to stock options is as follows for the periods indicated:

	2009	2008	2007
Weighted average grant-date fair value of options granted (per share)	$4.23	$16.21	$9.87
Aggregate intrinsic value of options exercised	$3.3	$17.3	$44.5
Aggregate cash received from options exercised	$7.0	$14.5	$62.8

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

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted share activity is as follows:

		Weighted
	Number of	Average
	Restricted	Grant-Date
	Shares	Fair Value
	(thousands)	(per share)
Nonvested at January 1, 2009	492	$22.63
Granted	267	11.85
Vested	(148)	25.13
Forfeited	(42)	24.93
Nonvested at Dec. 31, 2009	569	16.73
Awards granted during 2008		$52.02
Awards granted during 2007		$26.07

	2009	2008	2007
Total fair value of shares vested	$3.5	$2.9	$10.9

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

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance vested restricted share unit activity is as follows:

		Weighted
	Number of	Average
	Restricted	Grant-Date
	Shares Units	Fair Value
	(thousands)	(per unit)
Nonvested at January 1, 2009	886	$26.51
Granted	844	10.30
Vested	(403)	18.24
Forfeited	(58)	19.25
Nonvested at Dec. 31, 2009	1,269	18.68
Awards granted during 2008		$52.23
Awards granted during 2007		$24.18

2009
Number of shares issued to holders of vested units (thousands)	605
Fair value of shares at issuance date	$6.1

As of December 31, 2009, there was $19.6 million of total unrecognized compensation cost related to all unvested stock options, restricted shares and performance vested restricted share units.  That cost is expected to be recognized over a weighted average period of approximately four years.

14.  Pension Benefit Plans and Other Postretirement Benefits

Pension Benefit Plans

Net expense (income) to results of operations for all of the Company’s pension plans and certain deferred compensation arrangements amounted to $42.2 million in 2009, $(3.5) million in 2008, and $24.9 million in 2007.

The Company has defined benefit pension plans covering a substantial number of employees located in the United States, the United Kingdom, The Netherlands, Canada and Australia, as well as many employees in Germany and France.  Benefits generally are based on compensation for salaried employees and on length of service for hourly employees.  The Company’s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements.  The Company’s defined benefit pension plans use a December 31 measurement date.  The following tables relate to the Company’s principal defined benefit pension plans.

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the pension benefit obligations for the year were as follows:

	2009	2008
Obligations at beginning of year	$3,435.4	$3,817.7
Change in benefit obligations:
Service cost	41.8	46.3
Interest cost	213.2	215.2
Actuarial (gain) loss, including effect of changing discount rates	247.6	(108.5)
Curtailments	(2.8)	(9.5)
Special termination benefits	8.6	4.4
Settlements	(30.3)
Participant contributions	7.4	8.8
Benefit payments	(252.8)	(257.8)
Plan amendments		3.0
Foreign currency translation	133.5	(284.2)
Net change in benefit obligations	366.2	(382.3)
Obligations at end of year	$3,801.6	$3,435.4

The changes in the fair value of the pension plans’ assets for the year were as follows:

	2009	2008
Fair value at beginning of year	$2,706.9	$4,084.9

Change in fair value:
Actual gain (loss) on plan assets	625.1	(973.2)
Benefit payments	(252.8)	(257.8)
Employer contributions	123.1	61.2
Participant contributions	7.4	8.8
Foreign currency translation	108.2	(213.7)
Settlements	(30.3)
Other	(3.7)	(3.3)
Net change in fair value of assets	577.0	(1,378.0)
Fair value at end of year	$3,283.9	$2,706.9

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The funded status of the pension plans at year end was as follows:

	2009	2008
Plan assets at fair value	$3,283.9	$2,706.9
Projected benefit obligations	3,801.6	3,435.4
Plan assets less than projected benefit obligations	(517.7)	(728.5)

Items not yet recognized in pension expense:
Actuarial loss	1,640.6	1,748.1
Prior service credit	(14.8)	(15.6)
	1,625.8	1,732.5
Net amount recognized	$1,108.1	$1,004.0

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2009 and 2008 as follows:

	2009	2008
Prepaid pension	$46.3	$—
Current pension liability, included with Other accrued liabilities	(9.2)	(8.0)
Noncurrent pension liability, included with Pension benefits	(554.8)	(720.5)
Accumulated other comprehensive income	1,625.8	1,732.5
Net amount recognized	$1,108.1	$1,004.0

The following changes in plan assets and benefit obligations were recognized in accumulated other comprehensive income at December 31, 2009 as follows:

		Tax
	Pretax	Effect	After-tax
Current year actuarial loss	$(111.3)	$9.9	$(101.4)
Amortization of actuarial loss	(44.5)	1.4	(43.1)
Amortization of prior service credit	0.7	(0.2)	0.5
	(155.1)	11.1	(144.0)
Translation			34.7
	$(155.1)	$11.1	$(109.3)

The accumulated benefit obligation for all defined benefit pension plans was $3,505.8 million and $3,157.0 million at December 31, 2009 and 2008, respectively.

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the net pension expense (income) for the year were as follows:

	2009	2008	2007
Service cost	$41.8	$46.3	$54.0
Interest cost	213.2	215.2	212.0
Expected asset return	(276.6)	(318.3)	(317.6)
Settlement cost	9.3		18.6
Special termination benefits	8.6	4.4
Curtailment (gain) loss	2.0	0.1	(1.5)
Other		(1.2)	5.1

Amortization:
Prior service credit	(0.9)	(1.1)	(0.8)
Actuarial loss	43.9	30.3	38.2
Net amortization	43.0	29.2	37.4
Net expense (income)	$41.3	$(24.3)	$8.0

Total for continuing operations	$41.3	$(24.3)	$3.4
Total for discontinued operations			4.6
	$41.3	$(24.3)	$8.0

Amounts that will be amortized from accumulated other comprehensive income into net pension expense during 2010:

Amortization:
Actuarial loss	$91.8
Prior service cost	(1.0)
Net amortization	$90.8

The following information is for plans with projected and accumulated benefit obligations in excess of the fair value of plan assets at year end:

	2009	2008
Projected benefit obligations	$3,275.8	$3,435.4
Fair value of plan assets	2,711.7	2,706.9
Accumulated benefit obligation	3,036.3	3,157.0

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average assumptions used to determine benefit obligations were as follows:

	2009	2008
Discount rate	5.76%	6.29%
Rate of compensation increase	4.00%	4.34%

The weighted average assumptions used to determine net periodic pension costs were as follows:

	2009	2008	2007
Discount rate	6.29%	5.87%	5.49%
Rate of compensation increase	4.34%	4.32%	4.34%
Expected long-term rate of return on assets	7.61%	8.09%	8.08%

Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases as presented above.  Amortization included in net pension expense (credits) is based on the average remaining service of employees.

For 2009, the Company’s weighted average expected long-term rate of return on assets was 7.61%.   In developing this assumption, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions.  The Company also considered its historical 10-year average return (through December 31, 2008), which was in line with the expected long-term rate of return assumption for 2009.

It is the Company’s policy to invest pension plan assets in a diversified portfolio consisting of an array of asset classes within established target asset allocation ranges.  The investment risk of the assets is limited by appropriate diversification both within and between asset classes.  The assets for both the U.S. and non-U.S. plans are primarily invested in a broad mix of domestic and international equities, domestic and international bonds, and real estate, subject to the target asset allocation ranges.  The assets are managed with a view to ensuring that sufficient liquidity will be available to meet expected cash flow requirements.

The investment valuation policy of the Company is to value investments at fair value.  All investments are valued at their respective net asset values. Equity securities for which market quotations are readily available are valued at the last reported sales price on their principal exchange on valuation date or official close for certain markets.  Fixed income investments are valued on a basis of valuations furnished by a trustee-approved independent pricing service, which determines valuations for normal institutional-size trading units of such securities which are generally recognized at fair value as determined in good faith by the Trustee.  Investments in registered investment companies or collective pooled funds are valued at their respective net asset values.  Short-term investments are stated at amortized cost, which approximates fair value.  The fair value of real estate is determined by periodic appraisals.

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth by level, within the fair value hierarchy, the Company’s pension plan assets at fair value as of December 31, 2009:

					Target
	Level 1	Level 2	Level 3	Total	Allocation

Cash and cash equivalents	$35.8	$10.0	$—	$45.8

Equity securities	405.8	1,553.1		1,958.9	49-59%

Debt securities	515.2	684.4	8.8	1,208.4	28-38%

Real estate			10.9	10.9	1-11%

Other	54.4	5.5		59.9	2-12%

Total assets at fair value	$1,011.2	$2,253.0	$19.7	$3,283.9

The following is a reconciliation of the Company’s pension plan assets recorded at fair value using significant unobservable inputs (Level 3):

Balance at December 31, 2008	$29.1

Net decrease	(9.4)

Balance at December 31, 2009	$19.7

The net decrease in the fair value of the Company’s Level 3 pension plan assets is primarily due to sales of unlisted real estate funds.  The change in the fair value of Level 3 pension plan assets due to actual return on those assets was immaterial in 2009.

Based on exchange rates at the end of 2009, the Company expects to contribute approximately $10 million to $15 million to its non-U.S. defined benefit pension plans in 2010.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	Amount
2010	$251.4
2011	247.5
2012	250.2
2013	252.4
2014	256.0
2015 - 2019	1,294.7

The Company also sponsors several defined contribution plans for all salaried and hourly U.S. employees.   Participation is voluntary and participants’ contributions are based on their compensation.  The Company matches contributions of participants, up to various limits, in substantially all plans.  Company

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contributions to these plans amounted to $7.2 million in 2009, $7.1 million in 2008, and $6.7 million in 2007.

Postretirement Benefits Other Than Pensions

The Company provides certain retiree health care and life insurance benefits covering substantially all U.S. salaried and certain hourly employees, and substantially all employees in Canada and in The Netherlands.  Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service.  The Company uses a December 31 measurement date to measure its Postretirement Benefit Obligations.

The changes in the postretirement benefit obligations for the year were as follows:

	2009	2008
Obligations at beginning of year	$260.3	$309.5

Change in benefit obligations:
Service cost	1.8	2.2
Interest cost	16.4	17.2
Actuarial (gain) loss, including the effect of changing discount rates	21.7	(30.0)
Curtailments		(2.9)
Special termination benefits		0.9
Benefit payments	(22.2)	(19.9)
Foreign currency translation	11.0	(16.7)
Net change in benefit obligations	28.7	(49.2)
Obligations at end of year	$289.0	$260.3

The funded status of the postretirement benefit plans at year end was as follows:

	2009	2008
Postretirement benefit obligations	$289.0	$260.3

Items not yet recognized in net postretirement benefit cost:
Prior service credit	17.5	20.7
Actuarial loss	(56.9)	(39.7)
	(39.4)	(19.0)
Net amount recognized	$249.6	$241.3

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2009 and 2008 as follows:

	2009	2008
Current nonpension postretirement benefit, included with Other accrued liabilities	$(22.3)	$(22.3)
Nonpension postretirement benefits	(266.7)	(238.0)
Accumulated other comprehensive income	39.4	19.0
Net amount recognized	$(249.6)	$(241.3)

The following changes in benefit obligations were recognized in accumulated other comprehensive income at December 31, 2009 as follows:

		Tax
	Pretax	Effect	After-tax
Current year actuarial gain	$22.4	$(2.2)	$20.2
Amortization of actuarial loss	(3.9)		(3.9)
Amortization of prior service credit	3.1		3.1
	21.6	(2.2)	19.4
Translation			(1.0)
	$21.6	$(2.2)	$18.4

The components of the net postretirement benefit cost for the year were as follows:

	2009	2008	2007
Service cost	$1.8	$2.2	$3.0
Interest cost	16.4	17.2	17.4
Curtailment gain			(14.9)
Special termination benefit		0.9
Other
Amortization:
Prior service credit	(3.1)	(3.1)	(3.8)
Actuarial loss	3.9	6.2	5.8
Net amortization	0.8	3.1	2.0
Net postretirement benefit cost	$19.0	$23.4	$7.5
Total for continuing operations	19.0	23.4	20.7
Total for discontinued operations			(13.2)
	$19.0	$23.4	$7.5

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts that will be amortized from accumulated other comprehensive income into net postretirement benefit cost during 2010:

Amortization:
Actuarial loss	$5.3
Prior service credit	(3.1)
Net amortization	$2.2

The weighted average discount rate used to determine the accumulated postretirement benefit obligation was 5.66% and 6.40% at December 31, 2009 and 2008, respectively.

The weighted average discount rate used to determine net postretirement benefit cost was 6.40%, 5.86%, and 5.56% at December 31, 2009, 2008, and 2007, respectively.

The weighted average assumed health care cost trend rates at December 31 were as follows:

	2009	2008
Health care cost trend rate assumed for next year	8.29%	7.38%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.67%
Year that the rate reaches the ultimate trend rate	2015	2010

Assumed health care cost trend rates affect the amounts reported for the postretirement benefit plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease
Effect on total of service and interest cost	$1.4	$(1.1)
Effect on accumulated postretirement benefit obligations	18.6	(15.7)

Amortization included in net postretirement benefit cost is based on the average remaining service of employees.

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	Amount
2010	$22.3
2011	22.3
2012	22.2
2013	22.1
2014	22.0
2015 - 2019	107.4

Benefits provided by the Company for certain hourly retirees are determined by collective bargaining.  Most other domestic hourly retirees receive health and life insurance benefits from a multi-employer trust established by collective bargaining.  Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $7.2 million in 2009, $8.9 million in 2008, and $7.4 million in 2007.  Postretirement health and life benefits for retirees of foreign subsidiaries are generally provided through the national health care programs of the countries in which the subsidiaries are located.

15. Other Expense Other expense for the year ended December 31, 2009 included the following:

•                  The Company recognized foreign currency exchange losses of $28.0 million related to the exchange of Venezuelan bolivars into U.S. dollars.  See Note 8 for additional information.

•                  During the fourth quarter of 2009, the Company recorded charges of $17.3 million ($17.6 million after tax amount attributable to the Company) for the remeasurement of certain bolivar-denominated assets and liabilities held outside of Venezuela.  See Note 22 for additional information.

•                  The Company recorded charges totaling $213.6 million ($182.8 million after tax amount attributable to the Company) for restructuring and asset impairment.  The charges reflect the additional decisions reached in the Company’s strategic review of its global manufacturing footprint.  See Note 16 for additional information.

•                  During the fourth quarter of 2009, the Company recorded a charge of $180.0 million (pretax and after tax) to increase the accrual for estimated future asbestos-related costs as a result of the findings from the annual review of asbestos-related liabilities.  See Note 18 for additional information.

Other expense for the year ended December 31, 2008 included the following:

•                  The Company recorded charges totaling $132.4 million ($110.1 million after tax amount attributable to the Company) for restructuring and asset impairment.  The charges reflect the additional decisions reached in the Company’s strategic review of its global manufacturing footprint.  See Note 16 for additional information.

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•                  During 2008, the Company also recorded an additional $0.9 million (pretax and after tax amount attributable to the Company) related to the impairment of the Company’s equity investment in the South American Segment’s 50%-owned Caribbean affiliate.

•                  During the fourth quarter of 2008, the Company recorded a charge of $250.0 million ($248.8 million after tax) to increase the accrual for estimated future asbestos-related costs as a result of the findings from the annual review of asbestos-related liabilities.  See Note 18 for additional information.

Other costs and expenses for the year ended December 31, 2007 included the following:

•                  In the South American Segment’s 50%-owned Caribbean affiliate, declining productivity and cash flows resulted in impairment of the Company’s equity investment, establishment of valuation allowances against advances to the affiliate, and accrual of certain contingent obligations for total charges of $45.0 million ($43.9 million after tax amount attributable to the Company) recorded in 2007 with an additional $0.9 million (before and after tax amount attributable to the Company) recorded in the first quarter of 2008.

•                  The Company recorded charges totaling $55.3 million ($40.2 million after tax amount attributable to the Company) for restructuring and asset impairment.  The charges reflect the additional decisions reached in the Company’s strategic review of its global manufacturing footprint.  See Note 16 for additional information.

•                  During the fourth quarter of 2007, the Company recorded a charge of $115.0 million (pretax and after tax) to increase the accrual for estimated future asbestos-related costs as a result of the findings from the annual review of asbestos-related liabilities.  See Note 18 for additional information.

16.  Restructuring Accruals Beginning in 2007, the Company commenced a strategic review of its global profitability and manufacturing footprint.  The combined 2007, 2008 and 2009 charges, amounting to $401.3 million ($333.1 million after tax amount attributable to the Company), reflect the decisions reached through December 31, 2009 in the Company’s strategic review of its global manufacturing footprint. The related curtailment of plant capacity and realignment of selected operations will result in an overall reduction in the Company’s workforce of approximately 3,250 jobs.  Amounts recorded by the Company do not include any gains that may be realized upon the ultimate sale or disposition of closed facilities.

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

2007

During the third and fourth quarters of 2007, the Company recorded charges totaling $55.3 million ($40.2 million after tax amount attributable to the Company) for restructuring and asset impairment in Europe

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and North America.  The curtailment of plant capacity resulted in elimination of approximately 560 jobs and a corresponding reduction in the Company’s workforce.

2008

During 2008, the Company recorded charges totaling $132.4 million ($110.1 million after tax amount attributable to the Company) for restructuring and asset impairment across all segments as well as in Retained Corporate Costs and Other.  The curtailment of plant capacity and realignment of selected operations resulted in elimination of approximately 1,240 jobs and a corresponding reduction in the Company’s workforce.

2009

During 2009, the Company recorded charges totaling $213.6 million ($182.8 million after tax amount attributable to the Company) for restructuring and asset impairment across all segments.  The curtailment of plant capacity will result in elimination of approximately 1,450 jobs and a corresponding reduction in the Company’s workforce.

As of December 31, 2009, the Company has concluded its global manufacturing footprint review, with the final actions to be implemented during the first half of 2010.  The Company expects that the majority of the remaining estimated cash expenditures related to the above charges will be paid out by the end of 2010.

Selected information related to the restructuring accrual is as follows:

	Employee Costs	Asset Impairment	Other	Total

2007 Charges	$26.1	$22.3	$6.9	$55.3
Write-down of assets to net realizable value	—	(22.3)	(2.4)	(24.7)
Total restructuring accrual at December 31, 2007	26.1	—	4.5	30.6
2008 charges	70.1	32.5	29.8	132.4
Write-down of assets to net realizable value		(32.5)	(4.7)	(37.2)
Net cash paid, principally severance and related benefits	(35.6)		(7.2)	(42.8)
Other, principally foreign exchange translation	(13.0)		(6.1)	(19.1)
Total restructuring accrual at December 31, 2008	47.6	—	16.3	63.9
2009 charges	116.3	78.7	18.6	213.6
Write-down of assets to net realizable value		(78.7)		(78.7)
Net cash paid, principally severance and related benefits	(60.8)		(7.5)	(68.3)
Other, principally foreign exchange translation	(8.8)		(1.6)	(10.4)
Remaining restructuring accrual as of December 31, 2009	$94.3	$—	$25.8	$120.1

17.  Additional Interest Charges from Early Extinguishment of Debt During 2009, the Company recorded additional interest charges of $5.2 million (pretax and after tax) for note repurchase premiums and the write-off of unamortized finance fees, net of a gain from the termination of interest rate swap agreements, related to debt that was repaid prior to its maturity.  During 2007, the Company recorded additional interest charges of $9.5 million ($8.8 million after tax) for note repurchase premiums and the write-off of unamortized finance fees related to debt that was repaid prior to its maturity.

18.  Contingencies The Company is one of a number of defendants in a substantial number of lawsuits filed in numerous state and federal courts by persons alleging bodily injury (including death) as a result of exposure to dust containing asbestos fibers.  From 1948 to 1958, one of the Company’s former business

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

units commercially produced and sold approximately $40 million of a high-temperature, calcium-silicate based pipe and block insulation material containing asbestos.  The Company exited the pipe and block insulation business in April 1958.  The traditional asbestos personal injury lawsuits and claims relating to such production and sale of asbestos material typically allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and in some cases, punitive damages in various amounts (herein referred to as “asbestos claims”).

The following table shows the approximate number of plaintiffs and claimants who had asbestos claims pending against the Company at the beginning of each listed year, the number of claims disposed of during that year, the year’s filings and the claims pending at the end of each listed year (eliminating duplicate filings):

	2009	2008	2007
Pending at beginning of year	11,000	14,000	18,000
Disposed	10,000	8,000	13,000
Filed	6,000	5,000	9,000

Pending at end of year	7,000	11,000	14,000

Based on an analysis of the lawsuits pending as of December 31, 2009, approximately 79% of plaintiffs either do not specify the monetary damages sought, or in the case of court filings, claim an amount sufficient to invoke the jurisdictional minimum of the trial court.  Approximately 20% of plaintiffs specifically plead damages of $15 million or less, and 1% of plaintiffs specifically plead damages greater than $15 million but less than $100 million.  Fewer than 1% of plaintiffs specifically plead damages $100 million or greater but less than $122 million.

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

In addition to the pending claims set forth above, the Company has claims-handling agreements in place with many plaintiffs’ counsel throughout the country.  These agreements require evaluation and negotiation regarding whether particular claimants qualify under the criteria established by such agreements. The criteria for such claims include verification of a compensable illness and a reasonable probability of exposure to a product manufactured by the Company’s former business unit during its manufacturing period ending in 1958.  Some plaintiffs’ counsel have historically withheld claims under these agreements for later presentation while focusing their attention on active litigation in the tort system.  The Company believes that as of December 31, 2009 there are approximately 800 claims against other defendants which are likely to be asserted some time in the future against the Company. These claims are not included in the pending “lawsuits and claims” totals set forth above.

The Company is also a defendant in other asbestos-related lawsuits or claims involving maritime workers, medical monitoring claimants, co-defendants and property damage claimants.  Based upon its past experience, the Company believes that these categories of lawsuits and claims will not involve any

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

material liability and they are not included in the above description of pending matters or in the following description of disposed matters.

Since receiving its first asbestos claim, the Company as of December 31, 2009, has disposed of the asbestos claims of approximately 379,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $7,500.  Certain of these dispositions have included deferred amounts payable over a number of years.  Deferred amounts payable totaled approximately $36.3 million at December 31, 2009 ($34.0 million at December 31, 2008) and are included in the foregoing average indemnity payment per claim.  The Company’s indemnity payments for these claims have varied on a per claim basis, and are expected to continue to vary considerably over time.  As discussed above, a part of the Company’s objective is to achieve, where possible, resolution of asbestos claims pursuant to claims-handling agreements.  Failure of claimants to meet certain medical and product exposure criteria in the Company’s administrative claims handling agreements has generally reduced the number of marginal or suspect claims that would otherwise have been received. This may have the effect of increasing the Company’s per-claim average indemnity payment over time.

The Company believes that its ultimate asbestos-related liability (i.e., its indemnity payments or other claim disposition costs plus related legal fees) cannot reasonably be estimated. Beginning with the initial liability of $975 million established in 1993, the Company has accrued a total of approximately $3.65 billion through 2009, before insurance recoveries, for its asbestos-related liability.  The Company’s ability to reasonably estimate its liability has been significantly affected by the volatility of asbestos-related litigation in the United States, the inherent uncertainty of future disease incidence and claiming patterns, the expanding list of non-traditional defendants that have been sued in this litigation and found liable for substantial damage awards, the use of mass litigation screenings to generate new lawsuits, the large number of claims asserted or filed by parties who claim prior exposure to asbestos materials but have no present physical impairment as a result of such exposure, and the significant number of co-defendants that have filed for bankruptcy.

The Company has continued to monitor trends that may affect its ultimate liability and has continued to analyze the developments and variables affecting or likely to affect the resolution of pending and future asbestos claims against the Company.  The material components of the Company’s accrued liability are based on amounts determined by the Company in connection with its annual comprehensive review and consist of the following estimates, to the extent it is probable that such liabilities have been incurred and can be reasonably estimated: (i) the liability for asbestos claims already asserted against the Company; (ii) the liability for preexisting but unasserted asbestos claims for prior periods arising under its administrative claims-handling agreements with various plaintiffs’ counsel; (iii) the liability for asbestos claims not yet asserted against the Company, but which the Company believes will be asserted in the next several years; and (iv) the legal defense costs likely to be incurred in connection with the foregoing types of claims.

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

c)   the extent of decrease or increase in the incidence of serious disease cases and claiming patterns for such cases;

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

d)   the extent to which the Company is able to defend itself successfully at trial;

e)   the extent to which courts and legislatures eliminate, reduce or permit the diversion of financial resources for unimpaired claimants and so-called forum shopping;

f)   the extent to which additional defendants with substantial resources and assets are required to participate significantly in the resolution of future asbestos lawsuits and claims;

g)  the number and timing of additional co-defendant bankruptcies; and

h)  the extent to which co-defendant bankruptcy trusts direct resources to resolve claims that are also presented to the Company and the timing of the payments made by the bankruptcy trusts.

As noted above, the Company conducts a comprehensive review of its asbestos-related liabilities and costs annually in connection with finalizing and reporting its annual results of operations, unless significant changes in trends or new developments warrant an earlier review.  If the results of an annual comprehensive review indicate that the existing amount of the accrued liability is insufficient to cover its estimated future asbestos-related costs, then the Company will record an appropriate charge to increase the accrued liability.  The Company believes that a reasonable estimation of the probable amount of the liability for claims not yet asserted against the Company is not possible beyond a period of several years.  Therefore, while the results of future annual comprehensive reviews cannot be determined, the Company expects the addition of one year to the estimation period will result in an annual charge.

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

The ultimate legal and financial liability of the Company with respect to the lawsuits and proceedings referred to above, in addition to other pending litigation, cannot reasonably be estimated.  The Company’s reported results of operations for 2009 were materially affected by the $180.0 million (pretax and after tax) fourth quarter charge for asbestos-related costs and asbestos-related payments continue to be substantial.  Any future additional charge would likewise materially affect the Company’s results of operations for the period in which it is recorded. Also, the continued use of significant amounts of cash for asbestos-related costs has affected and will continue to affect the Company’s cost of borrowing and its ability to pursue global or domestic acquisitions. However, the Company believes that its operating cash flows and other sources of liquidity will be sufficient to pay its obligations for asbestos-related costs and to fund its working capital and capital expenditure requirements on a short-term and long-term basis.

19.  Segment Information  The Company has four reportable segments based on its four geographic locations:  (1) Europe; (2) North America; (3) South America; (4) Asia Pacific.  These four segments are aligned with the Company’s internal approach to managing, reporting, and evaluating performance of its global glass operations.  Certain assets and activities not directly related to one of the regions or to glass manufacturing are reported with Retained Corporate Costs and Other.  These include licensing, equipment manufacturing, global engineering, and non-glass equity investments.  Retained Corporate Costs and Other also includes certain headquarters administrative and facilities costs and certain incentive compensation and other benefit plan costs that are global in nature and are not allocable to the reportable segments.

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Segment Operating Profit for reportable segments includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided.  Beginning in 2008, the Company revised its method of allocating corporate expenses.  The Company decreased slightly the percentage allocation based on sales and significantly expanded the number of functions included in the allocation based on cost of services. It is not practicable to quantify the net effect of these changes on periods prior to 2008. However, the effect for 2008 was to reduce the amount of retained corporate costs by approximately $38.0 million. The information below is presented on a continuing operations basis, and therefore, the 2007 amounts exclude amounts related to the discontinued operations of the Company’s former Plastics Packaging segment.  See Note 21 for more information.

Financial information regarding the Company’s reportable segments is as follows:

Net Sales:	2009	2008	2007
Europe	$2,917.6	$3,497.8	$3,298.7
North America	2,074.3	2,209.7	2,271.3
South America	1,104.1	1,135.9	970.7
Asia Pacific	925.0	964.1	934.3
Reportable segment totals	7,021.0	7,807.5	7,475.0
Other	45.5	77.2	91.7
Net sales	$7,066.5	$7,884.7	$7,566.7

Segment Operating Profit:	2009	2008	2007
Europe	$332.6	$477.8	$433.0
North America	281.5	185.2	265.1
South America	250.6	331.0	254.9
Asia Pacific	131.3	162.8	154.0
Reportable segment totals	996.0	1,156.8	1,107.0

Items excluded from Segment Operating Profit:
Retained corporate costs and other	(66.7)	(0.7)	(78.8)
Restructuring and asset impairments	(213.6)	(133.3)	(100.3)
Charge for Venezuela currency remeasurement	(17.3)
Charge for asbestos related costs	(180.0)	(250.0)	(115.0)
Interest income	28.6	38.6	42.3
Interest expense	(221.7)	(253.0)	(348.6)
Earnings from continuing operations before income taxes	$325.3	$558.4	$506.6

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Reportable	Retained
		North	South	Asia	Segment	Corp Costs	Consolidated
	Europe	America	America	Pacific	Totals	and Other	Totals
Total assets:
2009	$3,852.3	$1,899.8	$855.9	$1,683.0	$8,291.0	$436.4	$8,727.4
2008	3,758.4	1,802.9	976.2	1,239.6	7,777.1	199.4	7,976.5
2007	4,124.1	1,946.9	965.7	1,558.1	8,594.8	729.8	9,324.6
Equity earnings:
2009	$12.5	$14.2	$—	$—	$26.7	$25.9	$52.6
2008	14.1	12.6			26.7	24.1	50.8
2007	8.0	10.4	(2.7)		15.7	18.4	34.1
Capital expenditures (1):
2009
Continuing	$169.7	$103.0	$66.9	$81.5	$421.1	$6.5	$427.6
2008
Continuing	151.9	90.5	57.3	57.6	357.3	4.4	361.7
2007
Continuing	129.2	65.9	51.1	42.0	288.2	4.3	292.5
Discontinued						23.3	23.3
Depreciation and amortization expense:
2009
Continuing	$178.6	$98.9	$50.1	$67.1	$394.7	$11.6	$406.3
2008
Continuing	222.0	98.7	56.5	80.4	457.6	10.2	467.8
2007
Continuing	210.3	107.3	54.3	81.7	453.6	7.3	460.9
Discontinued						23.3	23.3

(1)  Excludes property, plant and equipment acquired through acquisitions.

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s net property, plant, and equipment by geographic segment are as follows:

	United
	States	Foreign	Total
2009	$639.2	$2,103.1	$2,742.3
2008	679.5	1,966.1	2,645.6
2007	678.9	2,271.1	2,950.0

The Company’s net sales by geographic segment are as follows:

	United
	States	Foreign	Total
2009	$1,877.5	$5,189.0	$7,066.5
2008	1,894.8	5,989.9	7,884.7
2007	1,920.6	5,646.1	7,566.7

Operations in individual countries outside the United States that accounted for more than 10% of consolidated net sales from continuing operations were in Italy (2009 - 10.4%, 2008 - 10.7%, 2007 - 10.1%) and France (2009 - 13.0%, 2008 - 14.7%, 2007 - 19.3%).

20.  Goodwill  The changes in the carrying amount of goodwill for the years ended December 31, 2007, 2008 and 2009 are as follows:

	North		Asia	South
	America	Europe	Pacific	America	Other	Total
Balance as of January 1, 2007	$721.6	$1,017.0	$502.1	$—	$14.5	$2,255.2
Translation effects	25.1	115.3	54.6			195.0
Other changes	(1.1)	(13.0)			(8.0)	(22.1)
Balance as of December 31, 2007	745.6	1,119.3	556.7	—	6.5	2,428.1
Translation effects	(28.8)	(58.2)	(123.1)		0.3	(209.8)
Other changes		(10.1)			(0.7)	(10.8)
Balance as of December 31, 2008	716.8	1,051.0	433.6	—	6.1	2,207.5
Translation effects	18.9	29.6	124.8			173.3
Other changes					0.2	0.2
Balance as of December 31, 2009	$735.7	$1,080.6	$558.4	$—	$6.3	$2,381.0

Goodwill for the Asia Pacific segment is net of accumulated impairment losses of $494.0 million.

During the fourth quarters of 2009, 2008 and 2007, the Company completed its annual impairment testing and determined that no impairment existed.

21. Discontinued Operations  On July 31, 2007, the Company completed the sale of its plastics packaging business to Rexam PLC for approximately $1.825 billion in cash.  In accordance with general accounting principles, the Company has presented the results of operations for the plastics packaging

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

business in the Consolidated Results of Operations for the year ended December 31, 2007 as discontinued operations.  Interest expense was allocated to the discontinued operations based on debt that was required by an amendment to the Secured Credit Agreement to be repaid from the net proceeds.  Amounts for 2007 have been reclassified to conform to this presentation.

The following summarizes the revenues and expenses of the discontinued operations as reported in the consolidated results of operations for the period indicated:

Year ended
December 31,
2007
Net sales	$455.0
Manufacturing, shipping and delivery	(343.5)
Gross profit	111.5

Selling and administrative	(20.7)
Research, development and engineering	(8.3)
Interest expense	(80.6)
Other income	(0.1)
Other expense	(1.2)
Earnings before items below	0.6
Credit for income taxes	2.4
Earnings from discontinued operations	3.0
Gain on sale of discontinued operations	1,038.5
Net earnings from discontinued operations	1,041.5
Net earnings from discontinued operations attributable to noncontrolling interests	(0.2)
Net earnings from discontinued operations attributable to the Company	$1,041.3

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

22.  Venezuelan Operations  Venezuelan government restrictions on transfers of cash out of the country have limited the Company’s ability to immediately access cash at the government’s official exchange rate, which, as of December 31, 2009, had remained fixed at 2.15 bolivars to the U.S. dollar since early 2005.  The Company has been able to obtain U.S. dollars at the official rate to pay for some of its key raw

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

materials and other imports.  However, in 2009, the Venezuelan government significantly slowed the process of exchanging bolivars to U.S. dollars at the official rate.  As a result, the Company’s cash balance in Venezuela increased as earnings accumulated.  The Company has the ability to access the cash in Venezuela more quickly through a market-driven parallel exchange process which, at December 31, 2009, valued the bolivar about 60% lower than the official exchange rate.  During the last half of 2009, the Company entered into a series of parallel market transactions in order to exchange Venezuelan bolivars into U.S. dollars, and recognized foreign currency exchange losses of $28.0 million.  The Company will continue to pursue currency exchange at official rates to pay for its approved imports and to remit earnings.  However, it will also monitor conditions in Venezuela and presently intends to continue transferring cash generated in the country through parallel market transactions.

Due to the government restrictions on currency exchange in Venezuela discussed above, the Company used the parallel market rate to translate the balance sheets of its Venezuelan subsidiaries as of December 31, 2009.  The impact of this change from the official exchange rate was an approximate 60% reduction in the reported U.S. dollar amounts for all assets and liabilities of the Company’s Venezuelan subsidiaries, and a resulting $132.5 million charge recorded in the cumulative translation adjustment component of other comprehensive income and $45.9 million charge recorded against noncontrolling interests.  In addition, the Company remeasured certain bolivar-denominated assets and liabilities held outside of Venezuela to the parallel market rate and recorded a charge of $17.3 million in December 2009.  The adoption of the parallel market rate will have an adverse impact on the Company’s South American segment operating profit in future periods as most of the revenues and costs of the Company’s Venezuelan operations will be translated into fewer U.S. dollars.  The Company’s Venezuelan operations represented approximately 40% of the South American segment operating profit for 2009, including the $28.0 million foreign exchange losses recognized by the Company from the parallel market transactions noted above.

In addition, inflation in Venezuela has continued at an accelerated rate, and, beginning January 1, 2010, Venezuela’s economy will be considered highly inflationary.  For accounting purposes, an economy is deemed to be highly inflationary when the three-year cumulative rate of inflation exceeds 100%.  Under the highly-inflationary basis of accounting, the Company must adopt the U.S. dollar as the functional currency for its Venezuelan operations as of January 1, 2010.  Any subsequent movements in the bolivar to U.S. dollar exchange rate will be recognized in the results of operations.  In addition, monetary assets (such as cash and receivables) and liabilities (such as payables and accruals) will be remeasured at the end of each reporting period using the currency exchange rate at that date.  Because the Company has elected to adopt the parallel market rate and because that rate is subject to market fluctuation, such remeasurement will increase the volatility of reported results of operations.

On January 8, 2010, the Venezuelan government announced the devaluation of the bolivar and the creation of a two-tiered official exchange rate.  The official exchange rate will move from 2.15 bolivars to the U.S. dollar to 2.60 for essential goods and 4.30 for non-essential goods.  The Venezuelan government also announced that it will intervene in the parallel exchange market.  The Company is still evaluating the impact of the bolivar devaluation on its Venezuelan operations.  The Company had been able to receive the official rate of 2.15 for certain raw materials it imports into Venezuela, and believes that it will receive the essential goods rate of 2.60 for these raw materials in the future.

23.  Financial Information for Subsidiary Guarantors and Non-Guarantors  The following presents condensed consolidated financial information for the Company, segregating:  (1) Owens-Illinois, Inc., the issuer of two series of senior notes and debentures (the “Parent”); (2) the two subsidiaries which have guaranteed the senior notes and debentures on a subordinated basis (the “Guarantor Subsidiaries”); and (3) all other subsidiaries (the “Non-Guarantor Subsidiaries”).  The Guarantor Subsidiaries are 100%

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

owned direct and indirect subsidiaries of the Company and their guarantees are full, unconditional and joint and several.  They have no operations and function only as intermediate holding companies.

Wholly-owned subsidiaries are presented on the equity basis of accounting.  Certain reclassifications have been made to conform all of the financial information to the financial presentation on a consolidated basis.  The principal eliminations relate to investments in subsidiaries and inter-company balances and transactions.

	December 31, 2009
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Accounts receivable	$—	$—	$1,004.2	$—	$1,004.2
Inventories			900.3		900.3
Other current assets			892.2		892.2
Total current assets	—	—	2,796.7	—	2,796.7
Investments in and advances to subsidiaries	2,301.4	2,023.3		(4,324.7)	—
Goodwill			2,381.0		2,381.0
Other non-current assets			807.4		807.4
Total other assets	2,301.4	2,023.3	3,188.4	(4,324.7)	3,188.4
Property, plant and equipment, net			2,742.3		2,742.3
Total assets	$2,301.4	$2,023.3	$8,727.4	$(4,324.7)	$8,727.4
Current liabilities :
Accounts payable and accrued liabilities	$—	$—	$1,507.3	$—	$1,507.3
Current portion of asbestos liability	175.0				175.0
Short-term loans and long-term debt due within one year	28.1		352.0	(28.1)	352.0
Total current liabilities	203.1	—	1,859.3	(28.1)	2,034.3
Long-term debt	250.0		3,257.5	(250.0)	3,257.5
Asbestos-related liabilities	310.1				310.1
Other non-current liabilities			1,389.1		1,389.1
Total share owners’ equity of the Company	1,538.2	2,023.3	2,023.3	(4,046.6)	1,538.2
Noncontrolling interests			198.2		198.2
Total liabilities and share owners’ equity	$2,301.4	$2,023.3	$8,727.4	$(4,324.7)	$8,727.4

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2008
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Accounts receivable	$—	$—	$988.8	$—	$988.8
Inventories			999.5		999.5
Other current assets			456.4		456.4
Total current assets	—	—	2,444.7	—	2,444.7
Investments in and advances to subsidiaries	2,035.9	1,535.9		(3,571.8)	—
Goodwill			2,207.5		2,207.5
Other non-current assets			678.7		678.7
Total other assets	2,035.9	1,535.9	2,886.2	(3,571.8)	2,886.2
Property, plant and equipment, net			2,645.6		2,645.6
Total assets	$2,035.9	$1,535.9	$7,976.5	$(3,571.8)	$7,976.5
Current liabilities :
Accounts payable and accrued liabilities	$—	$—	$1,434.5	$—	$1,434.5
Current portion of asbestos liability	175.0				175.0
Short-term loans and long-term debt due within one year			393.8		393.8
Total current liabilities	175.0	—	1,828.3	—	2,003.3
Long-term debt	508.9		2,931.4	(500.0)	2,940.3
Asbestos-related liabilities	320.3				320.3
Other non-current liabilities	(8.9)		1,428.1		1,419.2
Total share owners’ equity of the Company	1,040.6	1,535.9	1,535.9	(3,071.8)	1,040.6
Noncontrolling interests			252.8		252.8
Total liabilities and share owners’ equity	$2,035.9	$1,535.9	$7,976.5	$(3,571.8)	$7,976.5

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year ended December 31, 2009
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$7,066.5	$—	$7,066.5
Manufacturing, shipping, and delivery			(5,582.6)		(5,582.6)
Gross profit	—	—	1,483.9	—	1,483.9

Research, engineering, selling, administrative, and other	(180.0)		(862.2)		(1,042.2)
External interest expense	(39.0)		(182.7)		(221.7)
Intercompany interest expense		(39.0)	(39.0)	78.0	—
External interest income			28.6		28.6
Intercompany interest income	39.0	39.0		(78.0)	—
Equity earnings from subsidiaries	314.6	314.6		(629.2)	—
Other equity earnings			52.6		52.6
Other revenue			24.1		24.1

Earnings before income taxes	134.6	314.6	505.3	(629.2)	325.3
Provision for income taxes	27.2		(154.7)		(127.5)
Net earnings	161.8	314.6	350.6	(629.2)	197.8
Net earnings attributable to noncontrolling interests			(36.0)		(36.0)
Net earnings attributable to the Company	$161.8	$314.6	$314.6	$(629.2)	$161.8

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year ended December 31, 2008
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$7,884.7	$—	$7,884.7
Manufacturing, shipping, and delivery			(6,208.1)		(6,208.1)
Gross profit	—	—	1,676.6	—	1,676.6

Research, engineering, selling, administrative, and other	(250.0)		(732.7)		(982.7)
External interest expense	(45.8)		(207.2)		(253.0)
Intercompany interest expense		(45.8)	(45.8)	91.6	—
External interest income			38.6		38.6
Intercompany interest income	45.8	45.8		(91.6)	—
Equity earnings from subsidiaries	500.3	500.3		(1,000.6)	—
Other equity earnings			50.8		50.8
Other revenue			28.1		28.1

Earnings from continuing operations before income taxes	250.3	500.3	808.4	(1,000.6)	558.4
Provision for income taxes	1.2		(237.9)		(236.7)
Earnings from continuing operations	251.5	500.3	570.5	(1,000.6)	321.7
Net earnings of discontinued operations	6.8	6.8	6.8	(13.6)	6.8
Net earnings	258.3	507.1	577.3	(1,014.2)	328.5
Net earnings attributable to noncontrolling interests			(70.2)		(70.2)
Net earnings attributable to the Company	$258.3	$507.1	$507.1	$(1,014.2)	$258.3

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year ended December 31, 2007
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$7,566.7	$—	$7,566.7
Manufacturing, shipping, and delivery			(5,971.4)		(5,971.4)
Gross profit	—	—	1,595.3	—	1,595.3

Research, engineering, selling, administrative, and other	(115.0)		(737.6)		(852.6)
External interest expense	(66.9)		(281.7)		(348.6)
Intercompany interest expense		(66.9)	(66.9)	133.8	—
External interest income			42.3		42.3
Intercompany interest income	66.9	66.9		(133.8)	—
Equity earnings from subsidiaries	414.1	414.1		(828.2)	—
Other equity earnings			34.1		34.1
Other revenue			36.1		36.1

Earnings from continuing operations before income taxes	299.1	414.1	621.6	(828.2)	506.6
Provision for income taxes			(147.8)		(147.8)

Earnings from continuing operations	299.1	414.1	473.8	(828.2)	358.8
Net earnings of discontinued operations	1,041.5	1,041.5	1,041.5	(2,083.0)	1,041.5
Net earnings	1,340.6	1,455.6	1,515.3	(2,911.2)	1,400.3
Net earnings attributable to noncontrolling interests			(59.7)		(59.7)
Net earnings attributable to the Company	$1,340.6	$1,455.6	$1,455.6	$(2,911.2)	$1,340.6

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year ended December 31, 2009
			Non-
		Guarantor	Guarantor
Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash provided by (utilized in) operating activities	$(190.3)	$—	$990.3	$—	$800.0

Cash utilized in investing activities			(418.0)		(418.0)

Cash provided by (utilized in) financing activities	190.3		(76.1)		114.2

Effect of exchange rate change on cash			(64.0)		(64.0)

Net change in cash	—	—	432.2	—	432.2

Cash at beginning of period			379.5		379.5

Cash at end of period	$—	$—	$811.7	$—	$811.7

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year ended December 31, 2008
			Non-
		Guarantor	Guarantor
Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash provided by (utilized in) operating activities	$(209.0)	$—	$966.2	$—	$757.2

Cash utilized in investing activities			(377.2)		(377.2)

Cash provided by (utilized in) financing activities	209.0		(574.3)		(365.3)

Effect of exchange rate change on cash			(22.9)		(22.9)

Net change in cash	—	—	(8.2)	—	(8.2)

Cash at beginning of period			387.7		387.7

Cash at end of period	$—	$—	$379.5	$—	$379.5

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year ended December 31, 2007
Cash Flows	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash provided by (utilized in) operating activities	$(347.1)	$—	$1,012.1	$—	$665.0

Cash provided by investing activities			1,444.4		1,444.4

Cash provided by (utilized in) financing activities	347.1		(2,343.3)		(1,996.2)

Effect of exchange rate change on cash			51.8		51.8

Net change in cash	—	—	165.0	—	165.0

Cash at beginning of period			222.7		222.7

Cash at end of period	$—	$—	$387.7	$—	$387.7

Selected Quarterly Financial Data (unaudited)   The following tables present selected financial data by quarter for the years ended December 31, 2009 and 2008:

2009

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year to Date
Net sales	$1,519.0	$1,807.0	$1,874.6	$1,865.9	$7,066.5
Gross profit	$296.8	$407.4	$448.7	$331.0	$1,483.9
Net earnings (loss) attributable to the Company (a)	$45.1	$149.3	$126.7	$(159.3)	$161.8
Earnings per share of common stock (b):

Basic:
Net earnings	$0.27	$0.89	$0.75	$(0.95)	$0.96

Diluted:
Net earnings	$0.27	$0.88	$0.74	$(0.95)	$0.95

(a)                                  Amount for the first quarter includes charges of $50.4 million ($47.7 million after tax amount attributable to the Company) for restructuring and asset impairment. The effect of these charges is a reduction in earnings per share of $0.28.

Amount for the second quarter includes charges totaling $10.4 million (pretax and after tax amount attributable to the Company) for the following: (1) $5.2 million for note repurchase premiums and the write-off of finance fees related to debt that was repaid prior to its maturity; and (2) $5.2 million for restructuring and asset impairment.  The effect of these charges is a reduction in earnings per share of $0.06.

Amount for the third quarter includes charges of $57.5 million ($36.0 million after tax amount attributable to the Company) for restructuring and asset impairment. The effect of these charges is a reduction in earnings per share of $0.21.

Amount for the fourth quarter includes charges totaling $297.8 million ($291.4 million after tax amount attributable to the Company) for the following: (1) $180.0 million (pretax and after tax) to increase the accrual for estimated future asbestos-related costs; (2) $100.5 million ($93.8 million after tax amount attributable to the Company) for restructuring and asset impairment; and (3) $17.3 million ($17.6 million after tax amount attributable to the Company) for the remeasurement of certain bolivar-denominated assets and liabilities held outside of Venezuela.  The effect of these charges is a reduction in earnings per share of $1.71.

Amount for the fourth quarter includes a non-cash tax benefit transferred from other comprehensive income (equity) of $47.9 million.  The effect of this tax benefit is an increase in earnings per share of $0.28.

(b)                             Earnings per share are computed independently for each period presented.   As such, the sums of the amounts calculated separately for each quarter do not equal the year-to-date amount.

2008

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year to Date
Net sales	$1,960.5	$2,210.6	$2,008.6	$1,705.0	$7,884.7
Gross profit	$456.8	$525.2	$407.3	$287.3	$1,676.6

Amounts attributable to the Company:
Earnings (loss) from continuing operations (c)	174.0	227.5	78.6	(228.6)	251.5
Gain (loss) on sale of discontinued operations	4.1	3.8		(1.1)	6.8
Net earnings (loss)	$178.1	$231.3	$78.6	$(229.7)	$258.3
Earnings (loss) per share of common stock (d):
Basic:
Earnings (loss) from continuing operations	$1.06	$1.37	$0.47	$(1.38)	$1.49
Gain (loss) on sale of discontinued operations	0.03	0.02		(0.01)	0.04
Net earnings (loss)	$1.09	$1.39	$0.47	$(1.39)	$1.53
Diluted:
Earnings (loss) from continuing operations	$1.02	$1.33	$0.46	$(1.38)	$1.48
Gain (loss) on sale of discontinued operations	0.02	0.02		(0.01)	0.04
Net earnings (loss)	$1.04	$1.35	$0.46	$(1.39)	$1.52

(c)                                  Amount for the first quarter includes charges of $12.9 million ($9.7 million after tax amount attributable to the Company) for restructuring and asset impairment. The effect of these charges is a reduction in earnings per share of $0.06.

Amount for the second quarter includes charges of $8.2 million ($4.2 million after tax amount attributable to the Company) for restructuring and asset impairment. The effect of these charges is a reduction in earnings per share of $0.02.

Amount for the third quarter includes charges of $90.6 million ($79.7 million after tax amount attributable to the Company) for restructuring and asset impairment. The effect of these charges is a reduction in earnings per share of $0.47.  Amount for the third quarter also includes a net benefit of $6.2 million ($4.6 million after tax amount attributable to the Company) related to tax legislation and restructuring in Europe.  The effect of this benefit is an increase in earnings per share of $0.03.

Amount for the fourth quarter includes charges totaling $271.6 million ($265.3 million after tax amount attributable to the Company) for the following: (1) $250.0 million ($248.8 million after tax) to increase the accrual for estimated future asbestos-related costs; and (2) $21.6 million ($16.5 million after tax amount attributable to the Company) for restructuring and asset impairment.  The effect of these charges is a reduction in earnings per share of $1.56.

Amount for the fourth quarter includes expense of $39.5 million related to tax restructuring and other.  The effect of this expense is a decrease in earnings per share of $0.23.

The Company adopted the provisions of a new accounting standard on January 1, 2009, which required the Company to allocate earnings to unvested restricted shares outstanding during the period and was also required to be retrospectively applied to 2008.  Basic earnings per share for the first and second quarters of 2008 were reduced by $0.02 and $0.01 per share, respectively.  There was no impact on basic earnings per share for the third and fourth quarters of 2008.  The overall impact on basic earnings per share for the year ended December 31, 2008 was a reduction of $0.03 per share.  There was no impact on diluted earnings per share in any period presented.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2009.

Management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2009. There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. The Company is undertaking the phased implementation of a global Enterprise Resource Planning software system and believes it is maintaining and monitoring appropriate internal controls during the implementation period.  The Company believes that the internal control environment will be enhanced as a result of implementation.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment management used the criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO framework).

Based on this assessment, using the criteria above, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2009.

The Company’s independent registered public accounting firm, Ernst & Young LLP, that audited the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Share Owners of

Owens-Illinois, Inc.

We have audited Owens-Illinois, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Owens-Illinois, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Owens-Illinois, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Owens-Illinois, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of results of operations, share owners’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 10, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Toledo, Ohio

February 10, 2010

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to non-officer directors and corporate governance is included in the 2010 Proxy Statement in the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and such information is incorporated herein by reference.

Information with respect to executive officers is included herein on page 9.

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

ITEM 11.               EXECUTIVE COMPENSATION

The section entitled “Director and Executive Compensation and Other Information,” exclusive of the subsections entitled “Board Compensation Committee Report on Executive Compensation” which is included in the 2010 Proxy Statement is incorporated herein by reference.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled “Security Ownership of Certain Beneficial Owners and Management” which is included in the 2010 Proxy Statement is incorporated herein by reference.

The following table summarizes securities authorized for issuance under equity compensation plans as of December 31, 2009.

	Equity Compensation Plan Information
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (thousands)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (thousands)

Equity compensation plans approved by security holders	4,061	$18.93	8,365

Equity compensation plans not approved by security holders	—	—	—

Total	4,061	$18.93	8,365

(1) Represents options to purchase shares of the Company’s common stock.  There are no outstanding warrants or rights.

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The section entitled “Director and Executive Compensation and Other Information,” exclusive of the subsection entitled “Board Compensation Committee Report on Executive Compensation,” which is included in the 2010 Proxy Statement, is incorporated herein by reference.

ITEM 14.                                              PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accountant fees and services is included in the 2010 Proxy Statement in the section entitled “Independent Registered Public Accounting Firm” and such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Index of Financial Statements and Financial Statement Schedules Covered by Report of Independent Auditors.

Financial Statement Schedule	Schedule Page

For the years ended December 31, 2009, 2008, and 2007:

II - Valuation and Qualifying Accounts (Consolidated)	S-1

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule.

(ii) Separate Financial Statements of Affiliates Whose Securities Are Pledged As Collateral	117

EXHIBIT INDEX

S-K Item 601 No.		Document

3.1	—	Second Restated Certificate of Incorporation of Owens-Illinois, Inc. (filed as Exhibit 3.1 to Owens-Illinois, Inc.’s Form 10-Q, File No. 1-9576 and incorporated herein by reference).
3.2	—	Third Amended and Restated Bylaws of Owens-Illinois, Inc., (filed as Exhibit 3.1 to Owens-Illinois, Inc.’s Form 8-K dated April 23, 2009, File No. 1-9576, and incorporated herein by reference).
4.1	—

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

4.7	—

Indenture, dated as of March 14, 2007, by and among OI European Group B.V., the guarantors party thereto and Law Debenture Trust Company of New York, as Trustee (filed as Exhibit 4.1 to Owens-Illinois Group, Inc.’s Form 8-K dated March 14, 2007, File No. 33-13061, and incorporated herein by reference).

4.8	—

Indenture, dated as of May 12, 2009, by and among Owens-Brockway Glass Container Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to Owens-Illinois Group, Inc.’s Form 8-K dated May 12, 2009, File No. 33-13061, and incorporated herein by reference).

4.9	—

Credit Agreement, dated as of June 14, 2006, by and among the Borrowers named therein, Owens-Illinois General, Inc., as Borrower’s agent, Deutsche Bank AG, New York Branch, as Administrative Agent, and the other Agents, Arrangers and Lenders named therein (filed as exhibit 4.1 to Owens-Illinois Group, Inc.’s Form 8-K dated June 14, 2006, File No. 33-13061, and incorporated herein by reference).

4.10	—

Second Amendment to Credit Agreement and Consent, dated June 11, 2007 (filed as Exhibit 4.1 to Owens-Illinois Group, Inc.’s Form 8-K dated June 11, 2007, File No. 33-13061, and incorporated herein by reference).

S-K Item 601 No.		Document

4.11	—

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

4.13	—

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

S-K Item 601 No.		Document

10.24*	—

Amended and Restated Owens-Illinois, Inc. 2005 Incentive Award Plan dated as of April 24, 2009 (filed as Exhibit 10.1 to Owens-Illinois, Inc.’s Form 10-Q for the quarter ended March 31, 2009, File No. 1-9576, and incorporated herein by reference).

10.25*	—

Form of Non-Qualified Stock Option Agreement for use under the Owens-Illinois, Inc. 2005 Incentive Award Plan (filed as Exhibit 10.29 to Owens-Illinois, Inc.’s Form 10-K for the year ended December 31, 2005, File No. 1-9576, and incorporated herein by reference).

10.26*	—

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

10.30*	—

Employment agreement between Owens-Illinois, Inc. and Albert P.L. Stroucken, dated January 3, 2007 (filed as exhibit 10.37 to Owens-Illinois, Inc.’s Form 10-K for the year ended December 31, 2006, File No. 1-9576, and incorporated herein by reference).

12	—	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends (filed herewith).
21	—	Subsidiaries of Owens-Illinois, Inc. (filed herewith).
23	—	Consent of Independent Registered Public Accounting Firm (filed herewith).
24	—	Owens-Illinois, Inc. Power of Attorney (filed herewith).
31.1	—	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	—	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	—	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350 (filed herewith).
32.2	—	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350 (filed herewith).
101	—

Financial statements from the annual report on Form 10-K of Owens-Illinois, Inc. for the year ended December 31, 2009, formatted in XBRL: (i) the Consolidated Results of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Cash Flows and (iv) the Notes to Consolidated Financial Statements tagged as blocks of text (filed herewith).

*                 Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(c).

SEPARATE FINANCIAL STATEMENTS OF AFFILIATES WHOSE SECURITIES ARE PLEDGED AS COLLATERAL.

1)              Financial statements of Owens-Brockway Packaging, Inc. and subsidiaries including consolidated balance sheets as of December 31, 2009 and 2008, and the related results of operations, share owners’ equity, and cash flows for the years ended December 31, 2009, 2008 and 2007.

2)              Financial statements of Owens-Brockway Glass Container Inc. and subsidiaries including consolidated balance sheets as of December 31, 2009 and 2008, and the related results of operations, share owners’ equity, and cash flows for the years ended December 31, 2009, 2008 and 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Share Owner of

Owens-Brockway Packaging, Inc.

We have audited the accompanying consolidated balance sheets of Owens-Brockway Packaging, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of results of operations, share owners’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens-Brockway Packaging, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the accompanying consolidated financial statements have been retrospectively adjusted for the adoption of a new accounting standard which changed the presentation of noncontrolling interests in subsidiaries

/s/ Ernst & Young LLP

Toledo, Ohio
February 10, 2010

CONSOLIDATED RESULTS OF OPERATIONS Owens-Brockway Packaging, Inc.

Dollars in millions

Years ended December 31,	2009	2008	2007
Net sales	$7,066.5	$7,884.7	$7,566.7
Manufacturing, shipping, and delivery	(5,591.2)	(6,212.3)	(5,968.6)
Gross profit	1,475.3	1,672.4	1,598.1

Selling and administrative expense	(428.4)	(440.7)	(401.5)
Research, development, and engineering expense	(58.8)	(66.7)	(65.8)
Net intercompany interest income (expense)	13.6	(32.3)	4.0
Other interest expense	(181.4)	(205.3)	(360.2)
Other expense	(282.3)	(149.2)	(142.3)
Other income	102.6	111.9	92.4
Earnings before income taxes	640.6	890.1	724.7
Provision for income taxes	(177.8)	(223.8)	(139.1)
Net earnings	462.8	666.3	585.6
Net earnings attributable to noncontrolling interests	(36.0)	(70.2)	(59.5)
Net earnings attributable to the Company	$426.8	$596.1	$526.1

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS Owens-Brockway Packaging, Inc.

Dollars in millions

December 31,	2009	2008
Assets
Current assets:
Cash, including time deposits of $279.9 ($307.5 in 2008)	$528.7	$397.9
Receivables including amount from related parties of $3.8 ($3.8 in 2008), less allowances of $34.9 ($38.1 in 2008) for losses and discounts	1,000.5	988.2
Inventories	899.7	999.1
Prepaid expenses	110.5	46.8
Total current assets	2,539.4	2,432.0
Other assets:
Equity investments	114.3	101.7
Repair parts inventories	125.1	132.5
Prepaid pension	46.3
Deposits, receivables, and other assets	472.2	418.3
Goodwill	2,381.0	2,207.5
Total other assets	3,138.9	2,860.0
Property, plant, and equipment:
Land, at cost	243.7	243.3
Buildings and equipment, at cost:
Buildings and building equipment	1,122.9	1,021.9
Factory machinery and equipment	4,765.5	4,339.0
Transportation, office, and miscellaneous equipment	112.8	96.9
Construction in progress	288.4	194.2
	6,533.3	5,895.3
Less accumulated depreciation	3,830.5	3,292.9
Net property, plant, and equipment	2,702.8	2,602.4
Total assets	$8,381.1	$7,894.4

CONSOLIDATED BALANCE SHEETS Owens-Brockway Packaging, Inc. (continued)

Dollars in millions

December 31,	2009	2008
Liabilities and Share Owners’ Equity
Current liabilities:
Short-term loans	$302.3	$375.6
Accounts payable including amount to related parties of $7.7 ($7.1 in 2008)	844.8	811.8
Salaries and wages	160.6	138.2
U.S. and foreign income taxes	110.0	152.4
Other accrued liabilities	356.2	295.2
Long-term debt due within one year	21.6	18.2
Total current liabilities	1,795.5	1,791.4

External long-term debt	2,989.8	2,413.1

Deferred taxes	253.4	117.5

Other liabilities	672.2	729.8

Share owners’ equity:
Investment by and advances from Parent	2,425.5	2,799.0
Accumulated other comprehensive income (loss)	46.5	(209.2)
Total share owner’s equity of the Company	2,472.0	2,589.8
Noncontrolling interests	198.2	252.8
Total share owners’ equity	2,670.2	2,842.6
Total liabilities and share owners’ equity	$8,381.1	$7,894.4

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED SHARE OWNERS’ EQUITY Owens-Brockway Packaging, Inc.

Dollars in millions

		Share Owner’s Equity of the Company
	Total Share Owners’ Equity	Investment by and Advances from Parent	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests

Balance on January 1, 2007	$1,489.9	$1,287.6	$(4.5)	$206.8

Net intercompany transactions	955.9	955.9
Comprehensive income:
Net earnings	585.6	526.1		59.5
Foreign currency translation adjustments	319.3		305.3	14.0
Pension and other postretirement benefit adjustments, net of tax	26.2		26.2
Change in fair value of derivative instruments, net of tax	28.2		28.2
Total comprehensive income	959.3
Dividends paid to noncontrolling interests on subsidiary common stock	(28.6)			(28.6)
Balance on December 31, 2007	$3,376.5	$2,769.6	$355.2	$251.7

Net intercompany transactions	(566.7)	(566.7)
Comprehensive income:
Net earnings	666.3	596.1		70.2
Foreign currency translation adjustments	(451.4)		(431.9)	(19.5)
Pension and other postretirement benefit adjustments, net of tax	(99.6)		(99.6)
Change in fair value of derivative instruments, net of tax	(32.9)		(32.9)
Total comprehensive income	82.4
Dividends paid to noncontrolling interests on subsidiary common stock	(49.6)			(49.6)
Balance on December 31, 2008	$2,842.6	$2,799.0	$(209.2)	$252.8

Net intercompany transactions	(800.3)	(800.3)
Comprehensive income:
Net earnings	462.8	426.8		36.0
Foreign currency translation adjustments	200.5		228.9	(28.4)
Pension and other postretirement benefit adjustments, net of tax	(9.3)		(9.3)
Change in fair value of derivative instruments, net of tax	36.1		36.1
Total comprehensive income	690.1
Dividends paid to noncontrolling interests on subsidiary common stock	(62.2)			(62.2)
Balance on December 31, 2009	$2,670.2	$2,425.5	$46.5	$198.2

See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED CASH FLOWS Owens-Brockway Packaging, Inc.

Dollars in millions

Years ended December 31,	2009	2008	2007
Operating activities:
Net earnings	$462.8	$666.3	$585.6
Net earnings attributable to noncontrolling interests	(36.0)	(70.2)	(59.5)
Non-cash charges (credits):
Depreciation	371.8	427.5	419.7
Amortization of intangibles and other deferred items	15.7	32.7	36.1
Amortization of finance fees and debt discount	10.0
Deferred tax provision (credit)	52.2	10.6	(5.6)
Restructuring and asset impairment	213.6	133.3	100.3
Other	79.1	103.0	7.9
Cash paid for restructuring activities	(68.3)	(48.9)	(17.8)
Change in non-current operating assets	34.6	8.7	6.4
Change in non-current liabilities	(163.3)	(82.0)	(6.0)
Change in components of working capital	122.1	(147.3)	26.2
Cash provided by operating activities	1,094.3	1,033.7	1,093.3

Investing activities:
Additions to property, plant, and equipment	(425.7)	(360.9)	(290.4)
Acquisitions, net of cash acquired	(5.4)
Advances to equity affiliate - net	1.6	(1.6)
Net cash proceeds from divestitures and other	13.4	3.0	14.1
Cash utilized in investing activities	(416.1)	(359.5)	(276.3)

Financing activities:
Additions to long-term debt	1,080.1	686.4	406.4
Repayments of long-term debt	(609.7)	(695.4)	(2,092.2)
Increase (decrease) in short-term loans	(79.4)	(20.6)	(21.5)
Net change in intercompany debt	(808.1)	(530.9)	1,032.8
Net receipts (payments) for hedging activity	14.3	(45.2)	0.7
Dividends paid to noncontrolling interests	(62.2)	(49.6)	(28.6)
Payment of finance fees	(14.0)		(6.3)
Cash utilized in financing activities	(479.0)	(655.3)	(708.7)
Effect of exchange rate fluctuations on cash	(68.4)	(22.9)	51.8
Increase (decrease) in cash	130.8	(4.0)	160.1
Cash at beginning of year	397.9	401.9	241.8
Cash at end of year	$528.7	$397.9	$401.9

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

The format of the Company’s consolidated cash flows for the years ended December 31, 2008 and 2007 has been reclassified to conform to the 2009 presentation.  Amounts related to cash paid for restructuring activities have been reclassified from changes in working capital and non-current liabilities and are now shown separately.

The Company has evaluated subsequent events through February 10, 2010, the date the financial statements were issued.

Newly Adopted Financial Statement Pronouncements Effective January 1, 2009, the Company adopted the provisions of a new accounting standard which changed the presentation of noncontrolling interests in subsidiaries. The format of the Company’s consolidated results of operations, consolidated share owners’ equity, and consolidated cash flows for the years ended December 31, 2008 and 2007, and consolidated balance sheet at December 31, 2008 have been reclassified to conform to the new presentation which is required to be applied retrospectively.

Relationship with Owens-Illinois Group, Inc. and Owens-Illinois, Inc.   The Company is a wholly-owned subsidiary of Owens-Illinois Group, Inc. (“OI Group”) and an indirect subsidiary of Owens-Illinois, Inc. (“OI Inc.”).  Although OI Inc. does not conduct any operations, it has substantial obligations related to outstanding indebtedness and asbestos-related payments. OI Inc. relies primarily on distributions from its direct and indirect subsidiaries to meet these obligations.

For federal and certain state income tax purposes, the taxable income of the Company is included in the consolidated tax returns of OI Inc. and income taxes are allocated to the Company on a basis consistent with separate returns.

Nature of Operations The Company is a leading manufacturer of glass container products. The Company’s principal product lines are glass containers for the food and beverage industries.  The Company has glass container operations located in 21 countries. The principal markets and operations for the Company’s products are in Europe, North America, South America, and Australia.

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

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurements Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  Generally accepted accounting principles defined a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

The Company’s derivative assets and liabilities consist of interest rate swaps, natural gas forwards, and foreign exchange option and forward contracts.  The Company uses an income approach to valuing these contracts.  Interest rate yield curves, natural gas forward rates, and foreign exchange rates are the significant inputs into the valuation models.  These inputs are observable in active markets over the terms of the instruments the Company holds, and accordingly, the Company classifies its derivative assets and liabilities as Level 2 in the hierarchy.  The Company also evaluates counterparty risk in determining fair values.

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

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Shipping and Handling Costs Shipping and handling costs are included with manufacturing, shipping, and delivery costs in the Consolidated Results of Operations.

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

New Accounting Standards In June 2009, the FASB issued a new standard which amends certain guidance for determining whether an entity is a variable interest entity (VIE). An enterprise is required to perform an analysis to determine whether the Company’s variable interests give it a controlling financial interest in a VIE. A company would be required to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance. In addition, the new provisions require ongoing reassessments of whether an enterprise is the primary

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

beneficiary of a VIE. The new provisions are effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company does not expect the adoption of this Statement to have an impact on its results of operations, financial position or cash flows.

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

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Accounting

OI Inc. adopted new accounting guidance related to share-based payments effective January 1, 2006 using the modified-prospective method of adoption, which requires recognition of compensation cost in the financial statements beginning on the date of adoption.

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

2.  Supplemental Cash Flow Information Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

	2009	2008	2007
Decrease (increase) in current assets:
Receivables	$(0.2)	$73.8	$(30.1)
Inventories	152.0	(77.8)	70.5
Prepaid expenses	(43.3)	(7.0)	6.8
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	(73.2)	(123.9)	(13.5)
Salaries and wages	(13.6)	(18.8)	24.9
U.S. and foreign income taxes	73.2	6.4	(32.4)
	$122.1	$(147.3)	$26.2

Interest paid in cash, including note repurchase premiums in 2009 and 2007, aggregated $157.5 million for 2009, $209.3 million for 2008, and $390.3 million for 2007.

Income taxes paid (received) in cash were as follows:

	2009	2008	2007
Domestic	$4.1	$(0.3)	$0.2
Foreign	196.0	158.4	149.2
	$200.1	$158.1	$149.4

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.  Inventories Major classes of inventory are as follows:

	2009	2008
Finished goods	$741.5	$831.7
Work in process	0.8	0.8
Raw materials	106.6	109.8
Operating supplies	50.8	56.8
	$899.7	$999.1

If the inventories which are valued on the LIFO method had been valued at standard costs, which approximate current costs, consolidated inventories would be higher than reported by $42.6 million and $32.5 million, at December 31, 2009 and 2008, respectively.

Inventories which are valued at the lower of standard costs (which approximate average costs), or market at December 31, 2009 and 2008 were approximately $772.1 million and $861.4 million, respectively.

4.  Equity Investments Summarized information pertaining to the Company’s equity associates follows:

	2009	2008
At end of year:
Equity in undistributed earnings:
Foreign	$43.5	$31.0
Domestic	25.8	19.6
Total	$69.3	$50.6

	2009	2008	2007
For the year:
Equity in earnings:
Foreign	$12.5	$14.1	$5.3
Domestic	40.1	36.7	28.8
Total	$52.6	$50.8	$34.1
Dividends received	$33.8	$24.5	$21.7

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized combined financial information for equity associates is as follows:

	2009	2008
At end of year:
Current assets	$218.0	$208.3
Non-current assets	314.1	325.9
Total assets	532.1	534.2

Current liabilities	138.5	167.5
Other liabilities and deferred items	145.9	137.9
Total liabilities and deferred items	284.4	305.4
Net assets	$247.7	$228.8

	2009	2008	2007 (a)
For the year:
Net sales	$548.6	$635.8	$535.9
Gross profit	$199.6	$227.5	$176.5
Net earnings	$158.0	$153.9	$112.4

(a) Amounts for 2007 exclude the Company’s Caribbean investment due to the impairment recorded during 2007.

The Company’s significant equity method investments include:  (1) 50% of the common shares of Vetri Speciali SpA, a specialty glass manufacturer; (2) a 25% partnership interest in General Chemical Soda Ash (Partners), a soda ash supplier; and (3) a 50% partnership interest in Rocky Mountain Bottle Company, a glass container manufacturer.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.  External Debt The following table summarizes the external long-term debt of the Company at December 31, 2009 and 2008:

	2009	2008
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$18.7
Term Loans:
Term Loan A (160.0 million AUD at Dec. 31, 2009)	143.9	155.7
Term Loan B	189.5	191.5
Term Loan C (110.8 million CAD at Dec. 31, 2009)	105.4	90.9
Term Loan D (€189.5 million at Dec. 31, 2009)	273.5	269.6
Senior Notes:
8.25%, due 2013	460.4	461.1
6.75%, due 2014	400.0	400.0
6.75%, due 2014 (€225 million)	324.7	316.8
7.375%, due 2016	582.1
6.875%, due 2017 (€300 million)	432.9	422.4
Other	99.0	104.6
	3,011.4	2,431.3
Less amounts due within one year	21.6	18.2
External long-term debt	$2,989.8	$2,413.1

On June 14, 2006, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  At December 31, 2009, the Agreement included a $900.0 million revolving credit facility, a 160.0 million Australian dollar term loan, and a 110.8 million Canadian dollar term loan, each of which has a final maturity date of June 15, 2012.  It also included a $189.5 million term loan and a €189.5 million term loan, each of which has a final maturity date of June 14, 2013.  During 2009, the Company’s subsidiary borrowers repaid 65.0 million Australian dollars, $2.0 million and €2.0 million of term loans under the Agreement.

As a result of the 2008 bankruptcy of Lehman Brothers Holdings Inc. and several of its subsidiaries, the Company believes that the maximum amount available under the revolving credit facility was reduced by $32.3 million.  After further deducting amounts attributable to letters of credit and overdraft facilities that are supported by the revolving credit facility, at December 31, 2009 the Company’s subsidiary borrowers had unused credit of $760.0 million available under the Agreement.

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

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The leverage ratio also determines pricing under the Agreement.  The interest rate on borrowings under the Agreement is, at the Company’s option, the Base Rate or the Eurocurrency Rate, as defined in the Agreement.  These rates include a margin linked to the leverage ratio and the borrowers’ senior secured debt rating.  The margins range from 0.875% to 1.75% for Eurocurrency Rate loans and from -0.125% to 0.75% for Base Rate loans.  In addition, a facility fee is payable on the revolving credit facility commitments ranging from 0.20% to 0.50% per annum linked to the leverage ratio.  The weighted average interest rate on borrowings outstanding under the Agreement at December 31, 2009 was 2.40%. As of December 31, 2009, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

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

During May 2009, a subsidiary of the Company issued senior notes with a face value of $600.0 million at 96.72% of face value for an effective interest rate of 8.00%.  The notes bear interest at 7.375% and are due May 15, 2016.  The notes are guaranteed by substantially all of the Company’s domestic subsidiaries.  The net proceeds, after deducting commissions and expenses from the notes, approximated $568 million and were used to repay $221.9 million of the Company’s $250.0 million intercompany debt with OI Inc and to reduce borrowings under the revolving credit facility.  The balance of the proceeds increased cash.  As a part of the issuance of these notes and the related repayment of the intercompany debt, the Company recorded additional interest charges in 2009 of $5.2 million for note repurchase premiums and the related write-off of unamortized finance fees, net of a gain from the termination of interest rate swap agreements related to the notes.

During October 2006, the Company entered into a European accounts receivable securitization program, which had a limit of €250 million at December 31, 2009.  The program extends through October 2011, subject to annual renewal of backup credit lines.  In addition, the Company participates in a receivables financing program in the Asia Pacific region with a revolving funding commitment of 89 million Australian dollars and 10 million New Zealand dollars that expire February 2010 and November 2010, respectively.

Information related to the Company’s accounts receivable securitization program as of December 31, 2009 and 2008 is as follows:

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2009	2008
Balance (included in short-term loans)	$289.0	$293.7

Weighted average interest rate	2.52%	5.31%

The Company capitalized $16.8 million and $25.6 million in 2009 and 2008, respectively, under capital lease obligations with the related financing recorded as long term debt.  These amounts are included in other in the long-term debt table above.

Annual maturities for all of the Company’s long-term debt through 2014 are as follows:  2010, $21.6 million; 2011, $135.0 million; 2012, $164.2 million; 2013, $931.1 million; and 2014, $735.1 million.

Fair values at December 31, 2009, of the Company’s significant fixed rate debt obligations were as follows:

	Principal Amount (millions of dollars)	Indicated Market Price	Fair Value (millions of dollars)
Senior Notes:
8.25%, due 2013	$450.0	103.35	$465.1
6.75%, due 2014	400.0	102.25	409.0
6.75%, due 2014 (€225 million)	324.7	98.33	319.3
7.375%, due 2016	600.0	104.00	624.0
6.875%, due 2017 (€300 million)	432.9	96.97	419.8

6. Guarantees of Debt OI Group and the Company guarantee OI Inc.’s senior notes and debentures on a subordinated basis.  The fair value of the OI Inc. debt being guaranteed was $281.3 at December 31, 2009.

7.  Operating Leases Rent expense attributable to all warehouse, office buildings, and equipment operating leases was $106.6 million in 2009, $95.4 million in 2008, and $87.4 million in 2007.  Minimum future rentals under operating leases are as follows:  2010, $55.9 million; 2011, $40.8 million; 2012, $28.4 million; 2013, $18.4 million; 2014, $10.8 million; and 2015 and thereafter, $7.9 million.

8.  Foreign Currency Transactions Aggregate foreign currency exchange gains (losses) included in other expense were $(29.2) million for 2009, $0.6 million in 2008, and $(8.1) million in 2007.

During 2009, the Company entered into a series of parallel market transactions to exchange Venezuelan bolivars into U.S. dollars.  In the parallel market, bolivars are valued significantly lower than the official government rate, giving rise to exchange losses from such transactions.  As a result, the Company recognized foreign currency exchange losses of $28.0 million for the year.

9.  Derivative Instruments The Company has certain derivative assets and liabilities which consist of interest rate swaps, natural gas forwards, and foreign exchange option and forward contracts.  The Company records derivative assets and liabilities at fair value and classifies them as “Level 2” in the fair value hierarchy.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the second quarter of 2009, the Company repaid $221.9 million of its $250 million intercompany debt with OI Inc.  As a result of the debt repayment, the Company terminated the related interest rate swap agreements for proceeds of $5.0 million.  The Company recognized $4.4 million of the proceeds as a reduction of interest expense upon the termination of the interest rate swap agreements, while the remaining $0.6 million is recorded as an adjustment to the debt and will be recognized as a reduction of interest expense over the remaining life of the outstanding intercompany debt due 2010.  See Note 5 for additional information.

During the second quarter of 2009, the Company’s interest rate swaps related to the $450 million senior notes due 2013 were terminated.  The Company received proceeds of $12.4 million which were recorded as an adjustment to debt and will be recognized as a reduction of interest expense over the remaining life of the senior notes due 2013.

As of December 31, 2009, the balance of unamortized proceeds from terminated interest rate swaps included in long-term debt was $10.6 million.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect of the interest rate swaps on the results of operations for the year ended December 31, 2009 and 2008 is as follows:

	Amount of Gain (Loss) Recognized in Interest Expense
	2009	2008

Interest rate swaps	$(11.0)	$26.1
Related long-term debt	11.0	(26.1)
Proceeds recognized and amortized for terminated interest rate swaps	6.7
Net impact on interest expense	$6.7	$—

Commodity Futures Contracts Designated as Cash Flow Hedges

The Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows. The Company continually evaluates the natural gas market with respect to its forecasted usage requirements over the next twelve to twenty-four months and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements over that period. At December 31, 2009, the Company had entered into commodity futures contracts covering approximately 4,800,000 MM BTUs over that period.

The Company accounts for the above futures contracts as cash flow hedges at December 31, 2009 and recognizes them on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owners’ equity (“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. At December 31, 2009, an unrecognized loss of $1.3 million (pretax) related to the commodity futures contracts was included in Accumulated OCI, and will be reclassified into earnings over the next twelve to twenty-four months.  Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.  The ineffectiveness related to these natural gas hedges for the year ended December 31, 2009 and 2008 was not material.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect of the commodity futures contracts on the results of operations for the year ended December 31, 2009 and 2008 is as follows:

		Amount of Gain (Loss)
		Reclassified from
Amount of Gain (Loss)		Accumulated OCI into
Recognized in OCI on		Income (reported in
Commodity Futures Contracts		manufacturing, shipping, and
(Effective Portion)		delivery) (Effective Portion)
2009	2008	2009	2008

$(24.8)	$(27.2)	$(60.9)	$5.7

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

The effect of the net investment hedge on the results of operations for the year ended December 31, 2009 and 2008 is as follows:

			Amount of Gain (Loss)
Amount of Gain (Loss)		Location of Gain (Loss)	Reclassified from Accumulated
Recognized in OCI		Reclassified from Accumulated	OCI into Income
2009	2008	OCI into Income	2009	2008

$(8.8)	$15.2	N/A	$—	$—

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

At December 31, 2009, various subsidiaries of the Company had outstanding forward exchange and option agreements denominated in various currencies covering the equivalent of approximately $1.0 billion related primarily to intercompany transactions and loans.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect of the forward exchange contracts on the results of operations for the year ended December 31, 2009 and 2008 is as follows:

	Amount of Loss
Location of Loss	Recognized in Income on
Recognized in Income on	Forward Exchange Contracts
Forward Exchange Contracts	2009	2008

Other expense	$(8.3)	$(4.2)

Balance Sheet Classification

The Company records the fair values of derivative financial instruments on the balance sheet as follows: (1) receivables if the instrument has a positive fair value and maturity within one year, (2) deposits, receivables, and other assets if the instrument has a positive fair value and maturity after one year, (3) accounts payable and other current liabilities if the instrument has a negative fair value and maturity within one year, and (4) other liabilities if the instrument has a negative fair value and maturity after one year.  The following table shows the amount and classification of the Company’s derivatives as of December 31, 2009 and 2008:

	2009		2008
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Asset Derivatives:
Derivatives designated as hedging instruments
Interest rate swaps			Deposits, receivables, and other assets	$29.4
Commodity futures contracts	Receivables	$0.4
Commodity futures contracts	Other accrued liabilities	0.1
Total derivatives designated as hedging instruments		0.5		29.4

Derivatives not designated as hedging instruments
Foreign exchange contracts	Receivables	6.0	Receivables	19.4
Foreign exchange contracts	Other accrued liabilities	0.2
Total derivatives not designated as hedging instruments		6.2		19.4

Total asset derivatives		$6.7		$48.8

Liability Derivatives:
Derivatives designated as hedging instruments
Commodity futures contracts	Other accrued liabilities	$1.8	Other accrued liabilities	$37.4
Total derivatives designated as hedging instruments		1.8		37.4

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other accrued liabilities	2.9	Receivables	0.4
Foreign exchange contracts			Other accrued liabilities	11.6
Foreign exchange contracts			Other liabilities	0.1
Total derivatives not designated as hedging instruments		2.9		12.1

Total liability derivatives		$4.7		$49.5

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table lists the beginning balance, yearly activity and ending balance of each component of accumulated other comprehensive income (loss):

	Net Effect of Exchange Rate Fluctuations	Deferred Tax Effect for Translation	Unfunded Pension Liability	Change in Certain Derivative Instruments	Employee Benefit Plans	Total Accumulated Comprehensive Income (Loss)

Balance on Jan. 1, 2007	$188.0	$12.7	$(122.9)	$(34.9)	$(47.4)	$(4.5)

2007 Change	305.3			28.2	41.5	375.0
Translation effect					(6.7)	(6.7)
Reclass			122.9	2.2	(125.1)	—
Tax effect					(8.6)	(8.6)

Balance on Dec. 31, 2007	493.3	12.7	—	(4.5)	(146.3)	355.2

2008 Change	(431.9)			(32.9)	(200.8)	(665.6)
Translation effect					46.1	46.1
Tax effect					55.1	55.1

Balance on Dec. 31, 2008	61.4	12.7	—	(37.4)	(245.9)	(209.2)

2009 Change	228.9			36.1	32.8	297.8
Translation effect					(33.7)	(33.7)
Tax effect					(8.4)	(8.4)
Balance on Dec. 31, 2009	$290.3	$12.7	$—	$(1.3)	$(255.2)	$46.5

Exchange rate fluctuations in 2009 include a loss of $132.5 million related to the Company’s decision to translate the balance sheets of its Venezuelan subsidiaries using the parallel market rate at December 31, 2009 instead of the historic official rate.  See Note 20 to the Consolidated Financial Statements for further information.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  Income Taxes   Deferred income taxes reflect:  (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (2) carryovers and credits for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2009 and 2008 are as follows:

	2009	2008
Deferred tax assets:
Tax loss carryovers	$223.8	$233.5
Capital loss carryovers	24.7	23.7
Accrued postretirement benefits	20.9	20.2
Other, principally accrued liabilities	228.5	190.0
Total deferred tax assets	497.9	467.4

Deferred tax liabilities:
Property, plant and equipment	141.8	143.9
Inventory	12.0	13.4
Other	65.1	46.1
Total deferred tax liabilities	218.9	203.4
Valuation allowance	(268.2)	(255.4)
Net deferred tax liabilities	$10.8	$8.6

Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2009 and 2008 as follows:

	2009	2008
Prepaid expenses	$45.2	$24.8
Deposits, receivables, and other assets	219.0	101.3
Deferred taxes	(253.4)	(117.5)
Net deferred tax liabilities	$10.8	$8.6

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

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes consists of the following:

	2009	2008	2007
Current:
U.S. Federal	$2.8	$(0.4)	$—
State	(0.5)	0.6	0.4
Foreign	123.3	213.0	144.3
	125.6	213.2	144.7
Deferred:
U.S. Federal		4.0	0.3
State	(1.3)	(3.2)	(4.0)
Foreign	53.5	9.8	(1.9)
	52.2	10.6	(5.6)
Total:
U.S. Federal	2.8	3.6	0.3
State	(1.8)	(2.6)	(3.6)
Foreign	176.8	222.8	142.4
	$177.8	$223.8	$139.1

The provision for income taxes was calculated based on the following components of earnings before income taxes:

	2009	2008	2007
Domestic	$100.3	$191.2	$37.4
Foreign	540.3	698.9	687.3
	$640.6	$890.1	$724.7

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the provision for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows:

	2009	2008	2007
Tax provision (benefit) on pretax earnings (loss) from continuing operations at statutory U.S. Federal tax rate	$224.2	$311.5	$253.7
Increase (decrease) in provision for income taxes
due to:

Valuation allowance - U.S.	(34.0)	(53.7)	(538.3)
Foreign subsidiary ownership restructuring and incentives	10.8	35.1	535.9
Foreign source income taxable in the U.S.	6.1	11.3	29.3
Reversal of non-U.S. tax valuation allowance	(0.9)		(13.4)
Foreign tax credit utilization			(47.9)
State taxes, net of federal benefit	0.8	(1.3)	(4.8)
Rate differences on non-U.S. earnings	(24.1)	(55.3)	(65.8)
Adjustment for non-U.S. tax law changes	(0.6)	(20.1)	(9.9)
Other items	(4.5)	(3.7)	0.3

Provision for income taxes	$177.8	$223.8	$139.1

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

At December 31, 2009, the Company’s equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $1,823.4 million.  The Company intends to reinvest these earnings indefinitely in the non-U.S. operations. It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed.

The Company records a liability for unrecognized tax benefits related to uncertain tax positions. In 2008, the Company reclassified $28.5 million of deferred tax assets related to general business credits and net operating losses that were previously offset by a full valuation allowance to the liability for unrecognized tax benefits.  This balance sheet reclassification had no effect on share owners’ equity.  The Company accrues interest and penalties associated with unrecognized tax benefits as a component of its income tax expense.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the Company’s total gross unrecognized tax benefits for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Balance at January 1	$103.1	$53.0	$45.8
Additions for tax positions of prior years	20.1	51.2	0.1
Reductions for tax positions of prior years		(2.1)	(2.5)
Additions based on tax positions related to the current year	17.1	6.1	11.0
Reductions due to the lapse of the applicable statute of limitations	(4.1)	(3.1)	(1.4)
Foreign currency translation	(7.8)
Reductions due to settlements		(2.0)
Balance at December 31	$128.4	$103.1	$53.0

At December 31, 2009 and 2008, accrued interest and penalties related to unrecognized tax benefits were $23.2 million and $14.5 million, respectively.  Tax expense for the years ended December 31, 2009, 2008 and 2007 included interest and penalties of $10.6 million, $10.7 million and $0.6 million, respectively, on unrecognized tax benefits.

The unrecognized tax benefit liability, including interest and penalties, as of December 31, 2009 and 2008 was $151.6 million and $117.6 million, respectively.  Approximately $97.3 million and $72.7 million as of December 31, 2009 and 2008, respectively, relate to unrecognized tax benefits, which if recognized, would impact the Company’s effective income tax rate.  This amount differs from the gross unrecognized tax benefits presented in the table above because of the unrecognized tax benefits that would result in the utilization of certain tax attribute carryforwards that are currently subject to a full valuation allowance due to uncertainties about their future period utilization.

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

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Management believes that such transactions are on terms no less favorable to the Company than those that could be obtained from unaffiliated third parties.

The following information summarizes the Company’s significant related party transactions:

	Years ended December 31,
	2009	2008	2007
Revenues:
Sales to affiliated companies	$—	$—	$0.3
Expenses:
Administrative services	14.2	15.0	19.5
Corporate management fee	70.9	60.9	29.1
Trademark royalties	19.4	19.9
Total expenses	$104.5	$95.8	$48.6

The above expenses are recorded in the statement of operations as follows:

	Years ended December 31,
	2009	2008	2007
Cost of sales	$1.2	$0.9	$16.9
Selling, general, and adminstrative expenses	103.3	94.9	31.7
Total expenses	$104.5	$95.8	$48.6

Intercompany interest is charged to the Company from OI Inc. based on intercompany debt balances.  An interest rate is calculated monthly based on OI Inc.’s total consolidated monthly external debt balance and the related interest expense, including finance fee amortization and commitment fees. The calculated rate (7.2% at December 31, 2009) is applied monthly to the intercompany debt balance to determine intercompany interest expense.

13.  Pension Benefit Plans and Other Postretirement Benefits

Pension Benefit Plans

The Company participates in OI Inc.’s defined benefit pension plans for substantially all employees located in the United States.  Benefits generally are based on compensation for salaried employees and on length of service for hourly employees.  OI Inc.’s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements.  Independent actuaries determine pension costs for each subsidiary of OI Inc. included in the plans; however, accumulated benefit obligation information and plan assets pertaining to each subsidiary have not been separately determined.  As such, the accumulated benefit obligation and the plan assets related to the pension plans for domestic employees have been retained by another subsidiary of OI Inc.  Net credits to results of operations for the Company’s allocated portion of the domestic pension costs amounted to $3.8 million in 2009, $39.9 million in 2008, and $23.0 million in 2007.

OI Inc. also sponsors several defined contribution plans for all salaried and hourly U.S. employees of the Company.   Participation is voluntary and participants’ contributions are based on their compensation.  OI

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inc. matches contributions of participants, up to various limits, in substantially all plans.  OI Inc. charges the Company for its share of the match.  The Company’s share of the contributions to these plans amounted to $6.1 million in 2009, $6.0 million in 2008, and $5.7 million in 2007.

The Company’s subsidiaries in the United Kingdom, the Netherlands, Canada, Australia, and many employees of Germany and France also have pension plans covering substantially all employees.  The following tables relate to the Company’s principal defined benefit pension plans in the United Kingdom, the Netherlands, Canada, Australia, Germany and France (the International Pension Plans).

The International Pension Plans use a December 31 measurement date.

The changes in the International Pension Plans benefit obligations for the year were as follows:

	2009	2008
Obligations at beginning of year	$1,299.4	$1,617.1
Change in benefit obligations:
Service cost	17.6	22.0
Interest cost	79.1	82.9
Actuarial (gain) loss, including the effect of change in discount rates	62.4	(52.7)
Participant contributions	7.4	8.8
Benefit payments	(73.1)	(89.4)
Plan amendments
Curtailments	(1.8)	(9.5)
Settlements	(30.3)
Special termination benefits		4.4
Foreign currency translation	133.5	(284.2)
Net change in benefit obligations	194.8	(317.7)
Obligations at end of year	$1,494.2	$1,299.4

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the fair value of the International Pension Plans’ assets for the year were as follows:

	2009	2008
Fair value at beginning of year	$922.0	$1,376.8

Change in fair value:
Actual gain (loss) on plan assets	166.4	(220.6)
Benefit payments	(73.1)	(89.4)
Employer contributions	122.0	60.1
Participant contributions	7.4	8.8
Settlements	(30.3)
Foreign currency translation	108.2	(213.7)
Net change in fair value of assets	300.6	(454.8)
Fair value at end of year	$1,222.6	$922.0

The funded status of the International Pension Plans at year end was as follows:

	2009	2008
Plan assets at fair value	$1,222.6	$922.0
Projected benefit obligations	1,494.2	1,299.4
Plan assets less than projected benefit obligations	(271.6)	(377.4)
Items not yet recognized in pension expense:
Actuarial loss	368.9	362.9
Prior service credit	(14.4)	(15.1)
	354.5	347.8
Net amount recognized	$82.9	$(29.6)

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2009 and 2008 as follows:

	2009	2008
Prepaid pension	$46.3	$—
Current pension liability, included with Other accrued liabilities	(7.9)	(7.2)
Noncurrent pension liability, included with Other liabilities	(310.0)	(370.2)
Accumulated other comprehensive income	354.5	347.8
Net amount recognized	$82.9	$(29.6)

The following changes in plan assets and benefit obligations were recognized in accumulated other comprehensive income at December 31, 2009 as follows:

		Tax
	Pretax	Effect	After-tax
Current year actuarial (gain) loss	$(36.9)	$9.9	$(27.0)
Amortization of actuarial loss	(5.5)	1.4	(4.1)
Amortization of prior service credit	0.7	(0.2)	0.5
	(41.7)	11.1	(30.6)
Translation			34.7
	$(41.7)	$11.1	$4.1

The accumulated benefit obligation for all defined benefit pension plans was $1,303.6 million and $1,129.5 million at December 31, 2009 and 2008, respectively.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the International Pension Plans’ net pension expense were as follows:

	2009	2008	2007
Service cost	$17.6	$21.9	$25.0
Interest cost	79.1	82.9	78.8
Expected asset return	(78.9)	(96.5)	(94.5)
Curtailment cost		0.1	0.1
Settlement cost	9.3
Special termination benefit		4.4
Other		(1.1)	5.2

Amortization:
Prior service credit	(0.7)	(0.6)	(0.1)
Actuarial loss	5.5	5.2	11.4
Net amortization	4.8	4.6	11.3
Net expense	$31.9	$16.3	$25.9

Amounts that will be amortized from accumulated other comprehensive income into net pension expense during 2010:

Amortization:
Actuarial loss	$21.7
Prior service credit	(0.7)
Net amortization	$21.0

The following information is for plans with projected benefit obligations in excess of the fair value of plan assets at year end:

	2009	2008
Projected benefit obligation	$968.4	$1,299.4
Fair value of plan assets	650.4	922.0

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following information is for plans with accumulated benefit obligations in excess of the fair value of plan assets at year end:

	2009	2008
Accumulated benefit obligations	$834.1	$1,129.5
Fair value of plan assets	650.4	922.0

The weighted average assumptions used to determine benefit obligations were as follows:

	2009	2008
Discount rate	5.64%	5.88%
Rate of compensation increase	3.54%	2.65%

The weighted average assumptions used to determine net periodic pension costs were as follows:

	2009	2008	2007
Discount rate	5.88%	5.46%	4.92%
Rate of compensation increase	2.65%	3.39%	3.34%
Expected long-term rate of return on assets	6.95%	6.96%	7.16%

Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases as presented above.  Amortization included in net pension expense is based on the average remaining service of employees.

For 2009, the Company’s weighted average expected long-term rate of return on assets was 6.95%.   In developing this assumption, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions.  The Company also considered its historical 10-year average return (through December 31, 2008), which was in line with the expected long-term rate of return assumption for 2009.

It is the Company’s policy to invest pension plan assets in a diversified portfolio consisting of an array of asset classes within established target asset allocation ranges.  The investment risk of the assets is limited by appropriate diversification both within and between asset classes.  The assets for both the U.S. and non-U.S. plans are primarily invested in a broad mix of domestic and international equities, domestic and international bonds, and real estate, subject to the target asset allocation ranges.  The assets are managed with a view to ensuring that sufficient liquidity will be available to meet expected cash flow requirements.

The investment valuation policy of the Company is to value investments at fair value.  All investments are valued at their respective net asset values. Equity securities for which market quotations are readily available are valued at the last reported sales price on their principal exchange on valuation date or official close for certain markets.  Fixed income investments are valued on a basis of valuations furnished by a trustee-approved independent pricing service, which determines valuations for normal institutional-size trading units of such securities which are generally recognized at fair value as determined in good

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

faith by the Trustee.  Investments in registered investment companies or collective pooled funds are valued at their respective net asset values.  Short-term investments are stated at amortized cost, which approximates fair value.  The fair value of real estate is determined by periodic appraisals.

The following table sets forth by level, within the fair value hierarchy, the Company’s pension plan assets at fair value as of December 31, 2009:

					Target
	Level 1	Level 2	Level 3	Total	Allocation
Cash and cash equivalents	$35.8	$9.9	$—	$45.7
Equity securities	405.8	95.3		501.1	36-46%
Debt securities	515.2	81.1	8.8	605.1	38-48%
Real estate			10.9	10.9	0-7%
Other	54.4	5.4		59.8	4-14%
Total assets at fair value	$1,011.2	$191.7	$19.7	$1,222.6

The following is a reconciliation of the Company’s pension plan assets recorded at fair value using significant unobservable inputs (Level 3):

Balance at December 31, 2008	$29.1
Net decrease	(9.4)
Balance at December 31, 2009	$19.7

The net decrease in the fair value of the Company’s Level 3 pension plan assets is primarily due to sales of unlisted real estate funds.  The change in the fair value of Level 3 pension plan assets due to actual return on those assets was immaterial in 2009.

Based on exchange rates at the end of 2009, the Company expects to contribute approximately $10 million to $15 million to its defined benefit pension plans in 2010.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	Amount
2010	$79.7
2011	77.8
2012	81.1
2013	84.8
2014	87.7
2015 - 2019	443.5

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

The Company’s net periodic postretirement benefit cost, as allocated by OI Inc., for domestic employees was $6.5 million, $5.8 million, and $8.1 million, at December 31, 2009, 2008, and 2007, respectively.

The Company’s subsidiaries in Canada and the Netherlands also have postretirement benefit plans covering substantially all employees.  The following tables relate to the Company’s postretirement benefit plan in Canada and the Netherlands (the International Postretirement Benefit Plans).

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the International Postretirement Benefit Plans obligations were as follows:

	2009	2008
Obligations at beginning of year	$67.0	$95.0

Change in benefit obligations:
Service cost	0.9	1.2
Interest cost	4.5	4.5
Actuarial (gain) loss, including the effect of changing discount rates	7.9	(11.9)
Curtailments		(2.9)
Special termination benefits		0.9
Benefit payments	(3.1)	(3.1)
Foreign currency translation	11.0	(16.7)
Net change in benefit obligations	21.2	(28.0)
Obligations at end of year	$88.2	$67.0

The funded status of the International Postretirement Benefit Plans at year end was as follows:

	2009	2008
Postretirement benefit obligations	$88.2	$67.0
Items not yet recognized in net postretirement benefit cost:
Actuarial gain (loss)	(0.6)	6.8
Net amount recognized	$87.6	$73.8

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2009 and 2008 as follows:

	2009	2008
Current nonpension postretirement benefit, included with
Other accrued liabilities	$(3.9)	$(3.1)
Nonpension postretirement benefits	(84.3)	(63.9)
Accumulated other comprehensive (income) loss	0.6	(6.8)
Net liability recognized	$(87.6)	$(73.8)

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following changes in benefit obligations were recognized in accumulated other comprehensive income at December 31, 2009 as follows:

		Tax
	Pretax	Effect	After-tax
Current year actuarial loss	$8.6	$(2.2)	$10.8
Amortization of actuarial loss	0.2		0.2
	8.8	(2.2)	11.0
Translation			(1.0)
	$8.8	$(2.2)	$10.0

The Company’s nonpension postretirement benefit obligations are included with other long term liabilities on the balance sheet.

The components of International Postretirement Benefit Plans net postretirement benefit cost were as follows:

	2009	2008	2007
Service cost	$0.9	$1.2	$1.3
Interest cost	4.5	4.5	4.0
Curtailment
Special termination benefit		0.9
Other		0.1

Amortization:
Gain	(0.1)	(0.1)	(0.3)
Net postretirement benefit cost	$5.3	$6.6	$5.0

The weighted average discount rate used to determine the accumulated postretirement benefit obligation was 5.6% and 6.4% at December 31, 2009 and 2008, respectively.

The weighted average discount rate used to determine net postretirement benefit cost was 6.4% at December 31, 2009, 4.8% at December 31, 2008, and 5.2% at December 31, 2007.

The weighted average assumed health care cost trend rates at December 31 were as follows:

	2009	2008
Health care cost trend rate assumed for next year	9.00%	9.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2013	2010

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumed health care cost trend rates affect the amounts reported for the postretirement benefit plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease
Effect on total of service and interest cost	$0.8	$(0.7)
Effect on accumulated postretirement benefit obligations	11.3	(9.4)

Amortization included in net postretirement benefit cost is based on the average remaining service of employees.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	Amount
2010	$3.9
2011	4.2
2012	4.6
2013	5.0
2014	5.3
2015 - 2019	31.2

Benefits provided by OI Inc. for certain hourly retirees of the Company are determined by collective bargaining.  Most other domestic hourly retirees receive health and life insurance benefits from a multi-employer trust established by collective bargaining.  Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $7.2 million in 2009, $8.9 million in 2008, and $7.4 million in 2007.  Postretirement health and life benefits for retirees of foreign subsidiaries are generally provided through the national health care programs of the countries in which the subsidiaries are located.

14.  Other Expense   Other expense for the year ended December 31, 2009 included the following:

•      The Company recognized foreign currency exchange losses of $28.0 million related to the exchange of Venezuelan bolivars into U.S. dollars.  See Note 8 for additional information.

•      During the fourth quarter of 2009, the Company recorded charges of $17.3 million ($17.6 million after tax amount attributable to the Company) for the remeasurement of certain bolivar-denominated assets and liabilities held outside of Venezuela.  See Note 20 for additional information.

•      The Company recorded charges totaling $213.6 million ($182.8 million after tax amount attributable to the Company) for restructuring and asset impairment.  The charges reflect the additional decisions reached in the Company’s strategic review of its global manufacturing footprint.  See Note 15 for additional information.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other expense for the year ended December 31, 2008 included the following:

•      The Company recorded charges totaling $132.4 million ($110.1 million after tax amount attributable to the Company) for restructuring and asset impairment.  The charges reflect the additional decisions reached in the Company’s strategic review of its global manufacturing footprint.  See Note 15 for additional information.

•      During 2008, the Company also recorded an additional $0.9 million (pretax and after tax amount attributable to the Company) related to the impairment of the Company’s equity investment in the South American Segment’s 50%-owned Caribbean affiliate.

Other costs and expenses for the year ended December 31, 2007 included the following:

•      In the South American Segment’s 50%-owned Caribbean affiliate, declining productivity and cash flows resulted in impairment of the Company’s equity investment, establishment of valuation allowances against advances to the affiliate, and accrual of certain contingent obligations for total charges of $45.0 million ($43.9 million after tax amount attributable to the Company) recorded in 2007 with an additional $0.9 million (before and after tax amount attributable to the Company) recorded in the first quarter of 2008.

•      The Company recorded charges totaling $55.3 million ($40.2 million after tax amount attributable to the Company) for restructuring and asset impairment.  The charges reflect the additional decisions reached in the Company’s strategic review of its global manufacturing footprint.  See Note 15 for additional information.

15.  Restructuring Accruals   Beginning in 2007, the Company commenced a strategic review of its global profitability and manufacturing footprint.  The combined 2007, 2008 and 2009 charges, amounting to $401.3 million ($333.1 million after tax amount attributable to the Company), reflect the decisions reached through December 31, 2009 in the Company’s strategic review of its global manufacturing footprint. The related curtailment of plant capacity and realignment of selected operations will result in an overall reduction in the Company’s workforce of approximately 3,250 jobs.  Amounts recorded by the Company do not include any gains that may be realized upon the ultimate sale or disposition of closed facilities.

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

2007

During the third and fourth quarters of 2007, the Company recorded charges totaling $55.3 million ($40.2 million after tax amount attributable to the Company) for restructuring and asset impairment in Europe and North America.  The curtailment of plant capacity resulted in elimination of approximately 560 jobs and a corresponding reduction in the Company’s workforce.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008

During 2008, the Company recorded charges totaling $132.4 million ($110.1 million after tax amount attributable to the Company) for restructuring and asset impairment across all segments as well as in Retained Corporate Costs and Other.  The curtailment of plant capacity and realignment of selected operations resulted in elimination of approximately 1,240 jobs and a corresponding reduction in the Company’s workforce.

2009

During 2009, the Company recorded charges totaling $213.6 million ($182.8 million after tax amount attributable to the Company) for restructuring and asset impairment across all segments.  The curtailment of plant capacity will result in elimination of approximately 1,450 jobs and a corresponding reduction in the Company’s workforce.

The Company expects that the majority of the remaining estimated cash expenditures related to the above charges will be paid out by the end of 2010.

Selected information related to the restructuring accrual is as follows:

	Employee Costs	Asset Impairment	Other	Total

2007 Charges	$26.1	$22.3	$6.9	$55.3
Write-down of assets to net realizable value	—	(22.3)	(2.4)	(24.7)
Total restructuring accrual at December 31, 2007	26.1	—	4.5	30.6
2008 charges	70.1	32.5	29.8	132.4
Write-down of assets to net realizable value		(32.5)	(4.7)	(37.2)
Net cash paid, principally severance and related benefits	(35.6)		(7.2)	(42.8)
Other, principally foreign exchange translation	(13.0)		(6.1)	(19.1)
Total restructuring accrual at December 31, 2008	47.6	—	16.3	63.9
2009 charges	116.3	78.7	18.6	213.6
Write-down of assets to net realizable value		(78.7)		(78.7)
Net cash paid, principally severance and related benefits	(60.8)		(7.5)	(68.3)
Other, principally foreign exchange translation	(8.8)		(1.6)	(10.4)
Remaining restructuring accrual as of December 31, 2009	$94.3	$—	$25.8	$120.1

16. Contingencies   Certain litigation is pending against the Company, in many cases involving ordinary and routine claims incidental to the business of the Company and in others presenting allegations that are nonroutine and involve compensatory, punitive or treble damage claims as well as other types of relief.  The Company records a liability for such matters when it is both probable that the liability has been incurred and the amount of the liability can be reasonably estimated.  Recorded amounts are reviewed and adjusted to reflect changes in the factors upon which the estimates are based including additional information, negotiations, settlements, and other events. The ultimate legal and financial liability of the Company in respect to this pending litigation cannot reasonably be estimated.  However, the Company believes, based on its examination and review of such matters and experience to date, that such ultimate liability will not have a material adverse effect on its results of operations or financial condition.

17.  Segment Information  The Company has four reportable segments based on its four geographic locations:  (1) Europe; (2) North America; (3) South America; (4) Asia Pacific.  These four segments are aligned with the Company’s internal approach to managing, reporting, and evaluating performance of its

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

global glass operations.  Certain assets and activities not directly related to one of the regions or to glass manufacturing are reported with Other.  These include licensing, equipment manufacturing, global engineering, and non-glass equity investments.

The Company’s measure of profit for its reportable segments is Segment Operating Profit, which consists of consolidated earnings before interest income, interest expense, and provision for income taxes and excludes amounts related to certain items that management considers not representative of ongoing operations.  The Company’s management uses Segment Operating Profit, in combination with selected cash flow information, to evaluate performance and to allocate resources.

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

Financial information regarding the Company’s reportable segments is as follows:

Net Sales:	2009	2008	2007
Europe	$2,917.6	$3,497.8	$3,298.7
North America	2,074.3	2,209.7	2,271.3
South America	1,104.1	1,135.9	970.7
Asia Pacific	925.0	964.1	934.3
Reportable segment totals	7,021.0	7,807.5	7,475.0
Other	45.5	77.2	91.7
Net sales	$7,066.5	$7,884.7	$7,566.7

Segment Operating Profit:	2009	2008	2007
Europe	$332.6	$477.8	$433.0
North America	281.5	185.2	265.1
South America	250.6	331.0	254.9
Asia Pacific	131.3	162.8	154.0
Reportable segment totals	996.0	1,156.8	1,107.0
Items excluded from Segment Operating Profit:
Other	15.8	68.1	47.3
Restructuring and asset impairments	(213.6)	(133.3)	(100.3)
Charge for Venezuela currency remeasurement	(17.3)
Interest income	41.1	36.1	26.9
Interest expense	(181.4)	(237.6)	(356.2)
Earnings before income taxes	$640.6	$890.1	$724.7

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Total
		North	South	Asia	Reportable		Consolidated
	Europe	America	America	Pacific	Segments	Other	Totals
Total assets:
2009	$3,852.3	$1,889.5	$855.9	$1,683.0	$8,280.7	$100.4	$8,381.1
2008	3,758.4	1,792.3	976.2	1,239.6	7,766.5	127.9	7,894.4
2007	4,124.1	1,936.0	965.7	1,558.1	8,583.9	94.6	8,678.5
Equity earnings:
2009	$12.5	$14.2	$—		$26.7	$25.9	$52.6
2008	14.1	12.6			26.7	24.1	50.8
2007	8.0	10.4	(2.7)		15.7	18.4	34.1
Capital expenditures (1):
2009	$169.7	$103.0	$66.9	$81.5	$421.1	$4.6	$425.7
2008	151.9	90.5	57.3	57.6	357.3	3.6	360.9
2007	129.2	65.9	51.1	42.0	288.2	2.2	290.4
Depreciation and amortization expense:
2009	$178.6	$98.9	$50.1	$67.1	$394.7	$2.8	$397.5
2008	222.0	98.7	56.5	80.4	457.6	2.6	460.2
2007	210.3	107.3	54.3	81.7	453.6	2.2	455.8

(1)  Excludes property, plant and equipment acquired through acquisitions.

The Company’s net property, plant, and equipment by geographic segment are as follows:

	United
	States	Foreign	Total
2009	$599.7	$2,103.1	$2,702.8
2008	636.3	1,966.1	2,602.4
2007	633.1	2,271.1	2,904.2

The Company’s net sales by geographic segment are as follows:

	United
	States	Foreign	Total
2009	$1,877.5	$5,189.0	$7,066.5
2008	1,894.8	5,989.9	7,884.7
2007	1,920.6	5,646.1	7,566.7

Operations in individual countries outside the United States that accounted for more than 10% of consolidated net sales were in Italy (2009 - 10.4%, 2008 - 10.7%, 2007 - 10.1%) and France (2009 - 13.0%, 2008 - 14.7%, 2007 - 19.3%).

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.  Additional Interest Charges from Early Extinguishment of Debt  During 2009, the Company recorded additional interest charges of $5.2 million (pretax and after tax) for note repurchase premiums and the write-off of unamortized finance fees related to intercompany debt that was repaid prior to its maturity.  During 2007, the Company recorded additional interest charges of $9.5 million ($8.8 million after tax) for note repurchase premiums and the write-off of unamortized finance fees related to debt that was repaid prior to its maturity.

19.  Goodwill   The changes in the carrying amount of goodwill for the years ended December 31, 2007, 2008 and 2009 are as follows:

	North		Asia	South
	America	Europe	Pacific	America	Other	Total
Balance as of January 1, 2007	$721.6	$1,017.0	$502.1	$—	$14.5	$2,255.2
Translation effects	25.1	115.3	54.6			195.0
Other changes	(1.1)	(13.0)			(8.0)	(22.1)
Balance as of December 31, 2007	745.6	1,119.3	556.7	—	6.5	2,428.1
Translation effects	(28.8)	(58.2)	(123.1)		0.3	(209.8)
Other changes		(10.1)			(0.7)	(10.8)
Balance as of December 31, 2008	716.8	1,051.0	433.6	—	6.1	2,207.5
Translation effects	18.9	29.6	124.8			173.3
Other changes					0.2	0.2
Balance as of December 31, 2009	$735.7	$1,080.6	$558.4	$—	$6.3	$2,381.0

Goodwill for the Asia Pacific segment is net of accumulated impairment losses of $494.0 million.

During the fourth quarters of 2009, 2008 and 2007, the Company completed its annual impairment testing and determined that no impairment existed.

20.  Venezuelan Operations  Venezuelan government restrictions on transfers of cash out of the country have limited the Company’s ability to immediately access cash at the government’s official exchange rate, which, as of December 31, 2009, had remained fixed at 2.15 bolivars to the U.S. dollar since early 2005.  The Company has been able to obtain U.S. dollars at the official rate to pay for some of its key raw materials and other imports.  However, in 2009, the Venezuelan government significantly slowed the process of exchanging bolivars to U.S. dollars at the official rate.  As a result, the Company’s cash balance in Venezuela increased as earnings accumulated.  The Company has the ability to access the cash in Venezuela more quickly through a market-driven parallel exchange process which, at December 31, 2009, valued the bolivar about 60% lower than the official exchange rate.  During the last half of 2009, the Company entered into a series of parallel market transactions in order to exchange Venezuelan bolivars into U.S. dollars, and recognized foreign currency exchange losses of $28.0 million.  The Company will continue to pursue currency exchange at official rates to pay for its approved imports and to remit earnings.  However, it will also monitor conditions in Venezuela and presently intends to continue transferring cash generated in the country through parallel market transactions.

Due to the government restrictions on currency exchange in Venezuela discussed above, the Company used the parallel market rate to translate the balance sheets of its Venezuelan subsidiaries as of December 31, 2009.  The impact of this change from the official exchange rate was an approximate 60% reduction in the reported U.S. dollar amounts for all assets and liabilities of the Company’s Venezuelan subsidiaries, and a resulting $132.5 million charge recorded in the cumulative translation adjustment

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

component of other comprehensive income and $45.9 million charge recorded against noncontrolling interests.  In addition, the Company remeasured certain bolivar-denominated assets and liabilities held outside of Venezuela to the parallel market rate and recorded a charge of $17.3 million in December 2009.  The adoption of the parallel market rate will have an adverse impact on the Company’s South American segment operating profit in future periods as most of the revenues and costs of the Company’s Venezuelan operations will be translated into fewer U.S. dollars.  The Company’s Venezuelan operations represented approximately 40% of the South American segment operating profit for 2009, including the $28.0 million foreign exchange losses recognized by the Company from the parallel market transactions noted above.

In addition, inflation in Venezuela has continued at an accelerated rate, and, beginning January 1, 2010, Venezuela’s economy will be considered highly inflationary.  For accounting purposes, an economy is deemed to be highly inflationary when the three-year cumulative rate of inflation exceeds 100%.  Under the highly-inflationary basis of accounting, the Company must adopt the U.S. dollar as the functional currency for its Venezuelan operations as of January 1, 2010.  Any subsequent movements in the bolivar to U.S. dollar exchange rate will be recognized in the results of operations.  In addition, monetary assets (such as cash and receivables) and liabilities (such as payables and accruals) will be remeasured at the end of each reporting period using the currency exchange rate at that date.  Because the Company has elected to adopt the parallel market rate and because that rate is subject to market fluctuation, such remeasurement will increase the volatility of reported results of operations.

On January 8, 2010, the Venezuelan government announced the devaluation of the bolivar and the creation of a two-tiered official exchange rate.  The official exchange rate will move from 2.15 bolivars to the U.S. dollar to 2.60 for essential goods and 4.30 for non-essential goods.  The Venezuelan government also announced that it will intervene in the parallel exchange market.  The Company is still evaluating the impact of the bolivar devaluation on its Venezuelan operations.  The Company had been able to receive the official rate of 2.15 for certain raw materials it imports into Venezuela, and believes that it will receive the essential goods rate of 2.60 for these raw materials in the future.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Share Owner of

Owens-Brockway Glass Container, Inc.

We have audited the accompanying consolidated balance sheets of Owens-Brockway Glass Container, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of results of operations, share owners’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens-Brockway Glass Container, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the accompanying consolidated financial statements have been retrospectively adjusted for the adoption of a new accounting standard which changed the presentation of noncontrolling interests in subsidiaries.

/s/ Ernst & Young LLP

Toledo, Ohio

February 10, 2010

CONSOLIDATED RESULTS OF OPERATIONS   Owens-Brockway Glass Container Inc.

Dollars in millions

Years ended December 31,	2009	2008	2007

Net sales	$7,066.5	$7,884.7	$7,566.7
Manufacturing, shipping, and delivery	(5,591.2)	(6,212.3)	(5,968.6)
Gross profit	1,475.3	1,672.4	1,598.1

Selling and administrative expense	(428.4)	(440.7)	(401.5)
Research, development, and engineering expense	(58.8)	(66.7)	(65.8)
Net intercompany interest income (expense)	13.6	(32.3)	4.0
Other interest expense	(181.4)	(205.3)	(360.2)
Other expense	(282.3)	(149.2)	(142.3)
Other income	102.6	111.9	92.4
Earnings before income taxes	640.6	890.1	724.7
Provision for income taxes	(177.8)	(223.8)	(139.1)
Net earnings	462.8	666.3	585.6
Net earnings attributable to noncontrolling interests	(36.0)	(70.2)	(59.5)
Net earnings attributable to the Company	$426.8	$596.1	$526.1

 See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS   Owens-Brockway Glass Container Inc.

Dollars in millions

December 31,	2009	2008
Assets
Current assets:
Cash, including time deposits of $279.9 ($307.5 in 2008)	$528.7	$397.9
Receivables including amount from related parties of $3.8 ($3.8 in 2008), less allowances of $34.9 ($38.1 in 2008) for losses and discounts	1,000.5	988.2
Inventories	899.7	999.1
Prepaid expenses	110.5	46.8
Total current assets	2,539.4	2,432.0
Other assets:
Equity investments	114.3	101.7
Repair parts inventories	125.1	132.5
Prepaid pension	46.3
Deposits, receivables, and other assets	472.2	418.3
Goodwill	2,381.0	2,207.5
Total other assets	3,138.9	2,860.0
Property, plant, and equipment:
Land, at cost	243.7	243.3
Buildings and equipment, at cost:
Buildings and building equipment	1,122.9	1,021.9
Factory machinery and equipment	4,765.5	4,339.0
Transportation, office, and miscellaneous equipment	112.8	96.9
Construction in progress	288.4	194.2
	6,533.3	5,895.3
Less accumulated depreciation	3,830.5	3,292.9
Net property, plant, and equipment	2,702.8	2,602.4
Total assets	$8,381.1	$7,894.4

CONSOLIDATED BALANCE SHEETS   Owens-Brockway Glass Container Inc.  (continued)

Dollars in millions

December 31,	2009	2008
Liabilities and Share Owners’ Equity
Current liabilities:
Short-term loans	$302.3	$375.6
Accounts payable including amount to related parties of $7.7 ($7.1 in 2008)	844.8	811.8
Salaries and wages	160.6	138.2
U.S. and foreign income taxes	110.0	152.4
Other accrued liabilities	356.2	295.2
Long-term debt due within one year	21.6	18.2
Total current liabilities	1,795.5	1,791.4
External long-term debt	2,989.8	2,413.1
Deferred taxes	253.4	117.5
Other liabilities	672.2	729.8
Share owners’ equity:
Investment by and advances from Parent	2,425.5	2,799.0
Accumulated other comprehensive income (loss)	46.5	(209.2)
Total share owner’s equity of the Company	2,472.0	2,589.8
Noncontrolling interests	198.2	252.8
Total share owners’ equity	2,670.2	2,842.6
Total liabilities and share owners’ equity	$8,381.1	$7,894.4

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED SHARE OWNERS’ EQUITY   Owens-Brockway Glass Container, Inc.

Dollars in millions

		Share Owner’s Equity of the Company
	Total Share Owners’ Equity	Investment by and Advances from Parent	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests

Balance on January 1, 2007	$1,489.5	$1,287.6	$(4.5)	$206.8

Net intercompany transactions	955.9	955.9
Comprehensive income:
Net earnings	585.6	526.1		59.5
Foreign currency translation adjustments	319.3		305.3	14.0
Pension and other postretirement benefit adjustments, net of tax	26.2		26.2
Change in fair value of derivative instruments, net of tax	28.2		28.2
Total comprehensive income	959.3
Dividends paid to noncontrolling interests on subsidiary common stock	(28.6)			(28.6)
Balance on December 31, 2007	$3,376.5	$2,769.6	$355.2	$251.7

Net intercompany transactions	(566.7)	(566.7)
Comprehensive income:
Net earnings	666.3	596.1		70.2
Foreign currency translation adjustments	(451.4)		(431.9)	(19.5)
Pension and other postretirement benefit adjustments, net of tax	(99.6)		(99.6)
Change in fair value of derivative instruments, net of tax	(32.9)		(32.9)
Total comprehensive income	82.4
Dividends paid to noncontrolling interests on subsidiary common stock	(49.6)			(49.6)
Balance on December 31, 2008	$2,842.6	$2,799.0	$(209.2)	$252.8

Net intercompany transactions	(800.3)	(800.3)
Comprehensive income:
Net earnings	462.8	426.8		36.0
Foreign currency translation adjustments	200.5		228.9	(28.4)
Pension and other postretirement benefit adjustments, net of tax	(9.3)		(9.3)
Change in fair value of derivative instruments, net of tax	36.1		36.1
Total comprehensive income	690.1
Dividends paid to noncontrolling interests on subsidiary common stock	(62.2)			(62.2)
Balance on December 31, 2009	$2,670.2	$2,425.5	$46.5	$198.2

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED CASH FLOWS   Owens-Brockway Glass Container Inc.

Dollars in millions

Years ended December 31,	2009	2008	2007
Operating activities:
Net earnings	$462.8	$666.3	$585.6
Net earnings attributable to noncontrolling interests	(36.0)	(70.2)	(59.5)
Non-cash charges (credits):
Depreciation	371.8	427.5	419.7
Amortization of intangibles and other deferred items	15.7	32.7	36.1
Amortization of finance fees and debt discount	10.0
Deferred tax provision (credit)	52.2	10.6	(5.6)
Restructuring and asset impairment	213.6	133.3	100.3
Other	79.1	103.0	7.9
Cash paid for restructuring activities	(68.3)	(48.9)	(17.8)
Change in non-current operating assets	34.6	8.7	6.4
Change in non-current liabilities	(163.3)	(82.0)	(6.0)
Change in components of working capital	122.1	(147.3)	26.2
Cash provided by operating activities	1,094.3	1,033.7	1,093.3
Investing activities:
Additions to property, plant, and equipment	(425.7)	(360.9)	(290.4)
Acquisitions, net of cash	(5.4)
Advances to equity affiliate - net	1.6	(1.6)
Net cash proceeds from divestitures and other	13.4	3.0	14.1
Cash utilized in investing activities	(416.1)	(359.5)	(276.3)
Financing activities:
Additions to long-term debt	1,080.1	686.4	406.4
Repayments of long-term debt	(609.7)	(695.4)	(2,092.2)
Increase (decrease) in short-term loans	(79.4)	(20.6)	(21.5)
Net change in intercompany debt	(808.1)	(530.9)	1,032.8
Net receipts (payments) for hedging activity	14.3	(45.2)	0.7
Dividends paid to noncontrolling interests	(62.2)	(49.6)	(28.6)
Payment of finance fees	(14.0)		(6.3)
Cash utilized in financing activities	(479.0)	(655.3)	(708.7)
Effect of exchange rate fluctuations on cash	(68.4)	(22.9)	51.8
Increase (decrease) in cash	130.8	(4.0)	160.1
Cash at beginning of year	397.9	401.9	241.8
Cash at end of year	$528.7	$397.9	$401.9

See accompanying Notes to the Consolidated Financial Statements.

Owens-Brockway Glass Container, Inc.

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

The format of the Company’s consolidated cash flows for the years ended December 31, 2008 and 2007 has been reclassified to conform to the 2009 presentation.  Amounts related to cash paid for restructuring activities have been reclassified from changes in working capital and non-current liabilities and are now shown separately.

The Company has evaluated subsequent events through February 10, 2010, the date the financial statements were issued.

Newly Adopted Financial Statement Pronouncements   Effective January 1, 2009, the Company adopted the provisions of a new accounting standard which changed the presentation of noncontrolling interests in subsidiaries. The format of the Company’s consolidated results of operations, consolidated share owners’ equity, and consolidated cash flows for the years ended December 31, 2008 and 2007, and consolidated balance sheet at December 31, 2008 have been reclassified to conform to the new presentation which is required to be applied retrospectively.

Relationship with Owens-Brockway Packaging, Inc., Owens-Illinois Group, Inc. and Owens-Illinois, Inc.   The Company is a wholly-owned subsidiary of Owens-Brockway Packaging, Inc. (“OB Packaging”), and an indirect subsidiary of Owens-Illinois Group, Inc. (“OI Group”) and Owens-Illinois, Inc. (“OI Inc.”).  Although OI Inc. does not conduct any operations, it has substantial obligations related to outstanding indebtedness and asbestos-related payments. OI Inc. relies primarily on distributions from its direct and indirect subsidiaries to meet these obligations.

For federal and certain state income tax purposes, the taxable income of the Company is included in the consolidated tax returns of OI Inc. and income taxes are allocated to the Company on a basis consistent with separate returns.

Nature of Operations   The Company is a leading manufacturer of glass container products. The Company’s principal product lines are glass containers for the food and beverage industries.  The Company has glass container operations located in 21 countries. The principal markets and operations for the Company’s products are in Europe, North America, South America, and Australia.

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

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurements   Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  Generally accepted accounting principles defined a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

The Company’s derivative assets and liabilities consist of interest rate swaps, natural gas forwards, and foreign exchange option and forward contracts.  The Company uses an income approach to valuing these contracts.  Interest rate yield curves, natural gas forward rates, and foreign exchange rates are the significant inputs into the valuation models.  These inputs are observable in active markets over the terms of the instruments the Company holds, and accordingly, the Company classifies its derivative assets and liabilities as Level 2 in the hierarchy.  The Company also evaluates counterparty risk in determining fair values.

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

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Shipping and Handling Costs  Shipping and handling costs are included with manufacturing, shipping, and delivery costs in the Consolidated Results of Operations.

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

New Accounting Standards   In June 2009, the FASB issued a new standard which amends certain guidance for determining whether an entity is a variable interest entity (VIE). An enterprise is required to perform an analysis to determine whether the Company’s variable interests give it a controlling financial interest in a VIE. A company would be required to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance. In addition, the new provisions require ongoing reassessments of whether an enterprise is the primary

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

beneficiary of a VIE. The new provisions are effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company does not expect the adoption of this Statement to have an impact on its results of operations, financial position or cash flows.

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

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Accounting

OI Inc. adopted new accounting guidance related to share-based payments effective January 1, 2006 using the modified-prospective method of adoption, which requires recognition of compensation cost in the financial statements beginning on the date of adoption.

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

2.  Supplemental Cash Flow Information Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

	2009	2008	2007
Decrease (increase) in current assets:
Receivables	$(0.2)	$73.8	$(30.1)
Inventories	152.0	(77.8)	70.5
Prepaid expenses	(43.3)	(7.0)	6.8
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	(73.2)	(123.9)	(13.5)
Salaries and wages	(13.6)	(18.8)	24.9
U.S. and foreign income taxes	73.2	6.4	(32.4)
	$122.1	$(147.3)	$26.2

Interest paid in cash, including note repurchase premiums in 2009 and 2007, aggregated $157.5 million for 2009, $209.3 million for 2008, and $390.3 million for 2007.

Income taxes paid (received) in cash were as follows:

	2009	2008	2007
Domestic	$4.1	$(0.3)	$0.2
Foreign	196.0	158.4	149.2
	$200.1	$158.1	$149.4

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.  Inventories   Major classes of inventory are as follows:

	2009	2008
Finished goods	$741.5	$831.7
Work in process	0.8	0.8
Raw materials	106.6	109.8
Operating supplies	50.8	56.8
	$899.7	$999.1

If the inventories which are valued on the LIFO method had been valued at standard costs, which approximate current costs, consolidated inventories would be higher than reported by $42.6 million and $32.5 million, at December 31, 2009 and 2008, respectively.

Inventories which are valued at the lower of standard costs (which approximate average costs), or market at December 31, 2009 and 2008 were approximately $772.1 million and $861.4 million, respectively.

4.  Equity Investments  Summarized information pertaining to the Company’s equity associates follows:

	2009	2008

At end of year:
Equity in undistributed earnings:
Foreign	$43.5	$31.0
Domestic	25.8	19.6
Total	$69.3	$50.6

	2009	2008	2007
For the year:
Equity in earnings:
Foreign	$12.5	$14.1	$5.3
Domestic	40.1	36.7	28.8
Total	$52.6	$50.8	$34.1
Dividends received	$33.8	$24.5	$21.7

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized combined financial information for equity associates is as follows:

	2009	2008
At end of year:
Current assets	$218.0	$208.3
Non-current assets	314.1	325.9
Total assets	532.1	534.2

Current liabilities	138.5	167.5
Other liabilities and deferred items	145.9	137.9
Total liabilities and deferred items	284.4	305.4

Net assets	$247.7	$228.8

	2009	2008	2007 (a)
For the year:
Net sales	$548.6	$635.8	$535.9

Gross profit	$199.6	$227.5	$176.5

Net earnings	$158.0	$153.9	$112.4

(a) Amounts for 2007 exclude the Company’s Caribbean investment due to the impairment recorded during 2007.

The Company’s significant equity method investments include:  (1) 50% of the common shares of Vetri Speciali SpA, a specialty glass manufacturer; (2) a 25% partnership interest in General Chemical Soda Ash (Partners), a soda ash supplier; and (3) a 50% partnership interest in Rocky Mountain Bottle Company, a glass container manufacturer.

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.  External Debt   The following table summarizes the external long-term debt of the Company at December 31, 2009 and 2008:

	2009	2008
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$18.7
Term Loans:
Term Loan A (160.0 million AUD at Dec. 31, 2009)	143.9	155.7
Term Loan B	189.5	191.5
Term Loan C (110.8 million CAD at Dec. 31, 2009)	105.4	90.9
Term Loan D (€189.5 million at Dec. 31, 2009)	273.5	269.6
Senior Notes:
8.25%, due 2013	460.4	461.1
6.75%, due 2014	400.0	400.0
6.75%, due 2014 (€225 million)	324.7	316.8
7.375%, due 2016	582.1
6.875%, due 2017 (€300 million)	432.9	422.4
Other	99.0	104.6
	3,011.4	2,431.3
Less amounts due within one year	21.6	18.2
External long-term debt	$2,989.8	$2,413.1

On June 14, 2006, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  At December 31, 2009, the Agreement included a $900.0 million revolving credit facility, a 160.0 million Australian dollar term loan, and a 110.8 million Canadian dollar term loan, each of which has a final maturity date of June 15, 2012.  It also included a $189.5 million term loan and a €189.5 million term loan, each of which has a final maturity date of June 14, 2013.  During 2009, the Company’s subsidiary borrowers repaid 65.0 million Australian dollars, $2.0 million and €2.0 million of term loans under the Agreement.

As a result of the 2008 bankruptcy of Lehman Brothers Holdings Inc. and several of its subsidiaries, the Company believes that the maximum amount available under the revolving credit facility was reduced by $32.3 million.  After further deducting amounts attributable to letters of credit and overdraft facilities that are supported by the revolving credit facility, at December 31, 2009 the Company’s subsidiary borrowers had unused credit of $760.0 million available under the Agreement.

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

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The leverage ratio also determines pricing under the Agreement.  The interest rate on borrowings under the Agreement is, at the Company’s option, the Base Rate or the Eurocurrency Rate, as defined in the Agreement.  These rates include a margin linked to the leverage ratio and the borrowers’ senior secured debt rating.  The margins range from 0.875% to 1.75% for Eurocurrency Rate loans and from -0.125% to 0.75% for Base Rate loans.  In addition, a facility fee is payable on the revolving credit facility commitments ranging from 0.20% to 0.50% per annum linked to the leverage ratio.  The weighted average interest rate on borrowings outstanding under the Agreement at December 31, 2009 was 2.40%.  As of December 31, 2009, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

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

During May 2009, the Company issued senior notes with a face value of $600.0 million at 96.72% of face value for an effective interest rate of 8.00%.  The notes bear interest at 7.375% and are due May 15, 2016.  The notes are guaranteed by substantially all of the Company’s domestic subsidiaries.  The net proceeds, after deducting commissions and expenses from the notes, approximated $568 million and were used to repay $221.9 million of the Company’s $250.0 million intercompany debt with OI Inc and to reduce borrowings under the revolving credit facility.  The balance of the proceeds increased cash.  As a part of the issuance of these notes and the related repayment of the intercompany debt, the Company recorded additional interest charges in 2009 of $5.2 million for note repurchase premiums and the related write-off of unamortized finance fees, net of a gain from the termination of interest rate swap agreements related to the notes.

During October 2006, the Company entered into a European accounts receivable securitization program, which had a limit of €250 million at December 31, 2009.  The program extends through October 2011, subject to annual renewal of backup credit lines.  In addition, the Company participates in a receivables financing program in the Asia Pacific region with a revolving funding commitment of 89 million Australian dollars and 10 million New Zealand dollars that expire February 2010 and November 2010, respectively.

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information related to the Company’s accounts receivable securitization program as of December 31, 2009 and 2008 is as follows:

	2009	2008

Balance (included in short-term loans)	$289.0	$293.7

Weighted average interest rate	2.52%	5.31%

The Company capitalized $16.8 million and $25.6 million in 2009 and 2008, respectively, under capital lease obligations with the related financing recorded as long term debt.  These amounts are included in other in the long-term debt table above.

Annual maturities for all of the Company’s long-term debt through 2014 are as follows:  2010, $21.6 million; 2011, $135.0 million; 2012, $164.2 million; 2013, $931.1 million, and 2014, $735.1 million.

Fair values at December 31, 2009, of the Company’s significant fixed rate debt obligations were as follows:

	Principal Amount	Indicated	Fair Value
	(millions of	Market	(millions of
	dollars)	Price	dollars)
Senior Notes:
8.25%, due 2013	$450.0	103.35	$465.1
6.75%, due 2014	400.0	102.25	409.0
6.75%, due 2014 (€225 million)	324.7	98.33	319.3
7.375%, due 2016	600.0	104.00	624.0
6.875%, due 2017 (€300 million)	432.9	96.97	419.8

6.  Operating Leases   Rent expense attributable to all warehouse, office buildings, and equipment operating leases was $106.6 million in 2009, $95.4 million in 2008, and $87.4 million in 2007.  Minimum future rentals under operating leases are as follows:  2010, $55.9 million; 2011, $40.8 million; 2012, $28.4 million; 2013, $18.4 million; 2014, $10.8 million; and 2015 and thereafter, $7.9 million.

7.  Foreign Currency Transactions   Aggregate foreign currency exchange gains (losses) included in other costs and expenses were $(29.2) million in 2009, $0.6 million in 2008, and $(8.1) million in 2007.

During 2009, the Company entered into a series of parallel market transactions to exchange Venezuelan bolivars into U.S. dollars.  In the parallel market, bolivars are valued significantly lower than the official government rate, giving rise to exchange losses from such transactions.  As a result, the Company recognized foreign currency exchange losses of $28.0 million for the year.

8.  Derivative Instruments   The Company has certain derivative assets and liabilities which consist of interest rate swaps, natural gas forwards, and foreign exchange option and forward contracts.  The Company records derivative assets and liabilities at fair value and classifies them as “Level 2” in the fair value hierarchy.

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the second quarter of 2009, the Company repaid $221.9 million of its $250 million intercompany debt with OI Inc.  As a result of the debt repayment, the Company terminated the related interest rate swap agreements for proceeds of $5.0 million.  The Company recognized $4.4 million of the proceeds as a reduction of interest expense upon the termination of the interest rate swap agreements, while the remaining $0.6 million is recorded as an adjustment to the debt and will be recognized as a reduction of interest expense over the remaining life of the outstanding intercompany debt due 2010.  See Note 5 for additional information.

During the second quarter of 2009, the Company’s interest rate swaps related to the $450 million senior notes due 2013 were terminated.  The Company received proceeds of $12.4 million which were recorded as an adjustment to debt and will be recognized as a reduction of interest expense over the remaining life of the senior notes due 2013.

As of December 31, 2009, the balance of unamortized proceeds from terminated interest rate swaps included in long-term debt was $10.6 million.

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect of the interest rate swaps on the results of operations for the year ended December 31, 2009 and 2008 is as follows:

	Amount of Gain (Loss) Recognized in Interest Expense
	2009	2008

Interest rate swaps	$(11.0)	$26.1
Related long-term debt	11.0	(26.1)
Proceeds recognized and amortized for terminated interest rate swaps	6.7
Net impact on interest expense	$6.7	$—

Commodity Futures Contracts Designated as Cash Flow Hedges

The Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows. The Company continually evaluates the natural gas market with respect to its forecasted usage requirements over the next twelve to twenty-four months and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements over that period. At December 31, 2009, the Company had entered into commodity futures contracts covering approximately 4,800,000 MM BTUs over that period.

The Company accounts for the above futures contracts as cash flow hedges at December 31, 2009 and recognizes them on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owners’ equity (“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. At December 31, 2009, an unrecognized loss of $1.3 million (pretax) related to the commodity futures contracts was included in Accumulated OCI, and will be reclassified into earnings over the next twelve to twenty-four months.  Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.  The ineffectiveness related to these natural gas hedges for the year ended December 31, 2009 and 2008 was not material.

The effect of the commodity futures contracts on the results of operations for the year ended December 31, 2009 and 2008 is as follows:

Amount of Gain (Loss) Recognized in OCI on Commodity Futures Contracts (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (reported in manufacturing, shipping, and delivery) (Effective Portion)
2009	2008	2009	2008

$(24.8)	$(27.2)	$(60.9)	$5.7

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Notes Designated as Net Investment Hedge

During December 2004, the Company issued senior notes totaling €225 million.  These notes were designated by the Company as a hedge of a portion of its net investment in a non-U.S. subsidiary with a Euro functional currency.  Because the amount of the Senior Notes matches the hedged portion of the net investment, there is no hedge ineffectiveness. Accordingly, the Company recorded the impact of changes in the foreign currency exchange rate on the Euro-denominated notes in OCI.  The amount recorded in OCI will be reclassified into earnings when the Company sells or liquidates its net investment in the non-U.S. subsidiary.

The effect of the net investment hedge on the results of operations for the year ended December 31, 2009 and 2008 is as follows:

Amount of Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
2009	2008	OCI into Income	2009	2008

$(8.8)	$15.2	N/A	$—	$—

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

At December 31, 2009, various subsidiaries of the Company had outstanding forward exchange and option agreements denominated in various currencies covering the equivalent of approximately $1.0 billion related primarily to intercompany transactions and loans.

The effect of the forward exchange contracts on the results of operations for the year ended December 31, 2009 and 2008 is as follows:

	Amount of Loss
Location of Loss	Recognized in Income on
Recognized in Income on	Forward Exchange Contracts
Forward Exchange Contracts	2009	2008

Other expense	$(8.3)	$(4.2)

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance Sheet Classification

The Company records the fair values of derivative financial instruments on the balance sheet as follows: (1) receivables if the instrument has a positive fair value and maturity within one year, (2) deposits, receivables, and other assets if the instrument has a positive fair value and maturity after one year, (3) accounts payable and other current liabilities if the instrument has a negative fair value and maturity within one year, and (4) other liabilities if the instrument has a negative fair value and maturity after one year.  The following table shows the amount and classification of the Company’s derivatives as of December 31, 2009 and 2008:

	2009		2008
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Asset Derivatives:
Derivatives designated as hedging instruments

Interest rate swaps			Deposits, receivables, and other assets	$29.4
Commodity futures contracts	Receivables	$0.4
Commodity futures contracts	Other accrued liabilities	0.1
Total derivatives designated as hedging instruments		0.5		29.4

Derivatives not designated as hedging instruments
Foreign exchange contracts	Receivables	6.0	Receivables	19.4
Foreign exchange contracts	Other accrued liabilities	0.2
Total derivatives not designated as hedging instruments		6.2		19.4

Total asset derivatives		$6.7		$48.8

Liability Derivatives:
Derivatives designated as hedging instruments
Commodity futures contracts	Other accrued liabilities	$1.8	Other accrued liabilities	$37.4
Total derivatives designated as hedging instruments		1.8		37.4

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other accrued liabilities	2.9	Receivables	0.4
Foreign exchange contracts			Other accrued liabilities	11.6
Foreign exchange contracts			Other liabilities	0.1
Total derivatives not designated as hedging instruments		2.9		12.1

Total liability derivatives		$4.7		$49.5

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table lists the beginning balance, yearly activity and ending balance of each component of accumulated other comprehensive income (loss):

	Net Effect of Exchange Rate Fluctuations	Deferred Tax Effect for Translation	Unfunded Pension Liability	Change in Certain Derivative Instruments	Employee Benefit Plans	Total Accumulated Comprehensive Income (Loss)
Balance on Jan. 1, 2007	$188.0	$12.7	$(122.9)	$(34.9)	$(47.4)	$(4.5)

2007 Change	305.3			28.2	41.5	375.0
Translation effect					(6.7)	(6.7)
Reclass			122.9	2.2	(125.1)	—
Tax effect					(8.6)	(8.6)
Balance on Dec. 31, 2007	493.3	12.7	—	(4.5)	(146.3)	355.2

2008 Change	(431.9)			(32.9)	(200.8)	(665.6)
Translation effect					46.1	46.1
Tax effect					55.1	55.1
Balance on Dec. 31, 2008	61.4	12.7	—	(37.4)	(245.9)	(209.2)

2009 Change	228.9			36.1	32.8	297.8
Translation effect					(33.7)	(33.7)
Tax effect					(8.4)	(8.4)
Balance on Dec. 31, 2009	$290.3	$12.7	$—	$(1.3)	$(255.2)	$46.5

Exchange rate fluctuations in 2009 include a loss of $132.5 million related to the Company’s decision to translate the balance sheets of its Venezuelan subsidiaries using the parallel market rate at December 31, 2009 instead of the historic official rate.  See Note 19 to the Consolidated Financial Statements for further information.

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.  Income Taxes   Deferred income taxes reflect:  (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (2) carryovers and credits for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2009 and 2008 are as follows:

	2009	2008

Deferred tax assets:
Tax loss carryovers	$223.8	$233.5
Capital loss carryovers	24.7	23.7
Accrued postretirement benefits	20.9	20.2
Other, principally accrued liabilities	228.5	190.0
Total deferred tax assets	497.9	467.4

Deferred tax liabilities:
Property, plant and equipment	141.8	143.9
Inventory	12.0	13.4
Other	65.1	46.1
Total deferred tax liabilities	218.9	203.4
Valuation allowance	(268.2)	(255.4)
Net deferred tax liabilities	$10.8	$8.6

Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2009 and 2008 as follows:

	2009	2008

Prepaid expenses	$45.2	$24.8
Deposits, receivables, and other assets	219.0	101.3
Deferred taxes	(253.4)	(117.5)

Net deferred tax liabilities	$10.8	$8.6

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

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes consists of the following:

	2009	2008	2007
Current:
U.S. Federal	$2.8	$(0.4)	$—
State	(0.5)	0.6	0.4
Foreign	123.3	213.0	144.3
	125.6	213.2	144.7
Deferred:
U.S. Federal		4.0	0.3
State	(1.3)	(3.2)	(4.0)
Foreign	53.5	9.8	(1.9)
	52.2	10.6	(5.6)
Total:
U.S. Federal	2.8	3.6	0.3
State	(1.8)	(2.6)	(3.6)
Foreign	176.8	222.8	142.4
	$177.8	$223.8	$139.1

The provision for income taxes was calculated based on the following components of earnings before income taxes:

	2009	2008	2007
Domestic	$100.3	$191.2	$37.4
Foreign	540.3	698.9	687.3
	$640.6	$890.1	$724.7

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the provision for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows:

	2009	2008	2007

Tax provision (benefit) on pretax earnings (loss) from continuing operations at statutory U.S. Federal tax rate	$224.2	$311.5	$253.7
Increase (decrease) in provision for income taxes due to:

Valuation allowance - U.S.	(34.0)	(53.7)	(538.3)
Foreign subsidiary ownership restructuring and incentives	10.8	35.1	535.9
Foreign source income taxable in the U.S.	6.1	11.3	29.3
Reversal of non-U.S. tax valuation allowance	(0.9)		(13.4)
Foreign tax credit utilization			(47.9)
State taxes, net of federal benefit	0.8	(1.3)	(4.8)
Rate differences on non-U.S. earnings	(24.1)	(55.3)	(65.8)
Adjustment for non-U.S. tax law changes	(0.6)	(20.1)	(9.9)
Other items	(4.5)	(3.7)	0.3

Provision for income taxes	$177.8	$223.8	$139.1

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

At December 31, 2009, the Company’s equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $1,823.4 million.  The Company intends to reinvest these earnings indefinitely in the non-U.S. operations. It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed.

The Company records a liability for unrecognized tax benefits related to uncertain tax positions. In 2008, the Company reclassified $28.5 million of deferred tax assets related to general business credits and net operating losses that were previously offset by a full valuation allowance to the liability for unrecognized tax benefits.  This balance sheet reclassification had no effect on share owners’ equity.  The Company accrues interest and penalties associated with unrecognized tax benefits as a component of its income tax expense.

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the Company’s total gross unrecognized tax benefits for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Balance at January 1	$103.1	$53.0	$45.8
Additions for tax positions of prior years	20.1	51.2	0.1
Reductions for tax positions of prior years		(2.1)	(2.5)
Additions based on tax positions related to the current year	17.1	6.1	11.0
Reductions due to the lapse of the applicable statute of limitations	(4.1)	(3.1)	(1.4)
Foreign currency translation	(7.8)
Reductions due to settlements		(2.0)
Balance at December 31	$128.4	$103.1	$53.0

At December 31, 2009 and 2008, accrued interest and penalties related to unrecognized tax benefits were $23.2 million and $14.5 million, respectively.  Tax expense for the years ended December 31, 2009, 2008 and 2007 included interest and penalties of $10.6 million, $10.7 million and $0.6 million, respectively, on unrecognized tax benefits.

The unrecognized tax benefit liability, including interest and penalties, as of December 31, 2009 and 2008 was $151.6 million and $117.6 million, respectively.  Approximately $97.3 million and $72.7 million as of December 31, 2009 and 2008, respectively, relate to unrecognized tax benefits, which if recognized, would impact the Company’s effective income tax rate.  This amount differs from the gross unrecognized tax benefits presented in the table above because of the unrecognized tax benefits that would result in the utilization of certain tax attribute carryforwards that are currently subject to a full valuation allowance due to uncertainties about their future period utilization.

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

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Management believes that such transactions are on terms no less favorable to the Company than those that could be obtained from unaffiliated third parties.

The following information summarizes the Company’s significant related party transactions:

	Years ended December 31,
	2009	2008	2007
Revenues:
Sales to affiliated companies	$—	$—	$0.3
Expenses:
Administrative services	14.2	15.0	19.5
Corporate management fee	70.9	60.9	29.1
Trademark royalties	19.4	19.9
Total expenses	$104.5	$95.8	$48.6

The above expenses are recorded in the statement of operations as follows:

	Years ended December 31,
	2009	2008	2007
Cost of sales	$1.2	$0.9	$16.9
Selling, general, and adminstrative expenses	103.3	94.9	31.7
Total expenses	$104.5	$95.8	$48.6

Intercompany interest is charged to the Company from OI Inc. based on intercompany debt balances.  An interest rate is calculated monthly based on OI Inc.’s total consolidated monthly external debt balance and the related interest expense, including finance fee amortization and commitment fees. The calculated rate (7.2% at December 31, 2009) is applied monthly to the intercompany debt balance to determine intercompany interest expense.

12.  Pension Benefit Plans and Other Postretirement Benefits

Pension Benefit Plans

The Company participates in OI Inc.’s defined benefit pension plans for substantially all employees located in the United States.  Benefits generally are based on compensation for salaried employees and on length of service for hourly employees.  OI Inc.’s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements.  Independent actuaries determine pension costs for each subsidiary of OI Inc. included in the plans; however, accumulated benefit obligation information and plan assets pertaining to each subsidiary have not been separately determined.  As such, the accumulated benefit obligation and the plan assets related to the pension plans for domestic employees have been retained by another subsidiary of OI Inc.  Net credits to results of operations for the Company’s allocated portion of the domestic pension costs amounted to $3.8 million in 2009, $39.9 million in 2008, and $23.0 million in 2007.

OI Inc. also sponsors several defined contribution plans for all salaried and hourly U.S. employees of the Company.   Participation is voluntary and participants’ contributions are based on their compensation.  OI

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inc. matches contributions of participants, up to various limits, in substantially all plans.  OI Inc. charges the Company for its share of the match.  The Company’s share of the contributions to these plans amounted to $6.1 million in 2009, $6.0 million in 2008, and $5.7 million in 2007.

The Company’s subsidiaries in the United Kingdom, the Netherlands, Canada, Australia, and many employees of Germany and France also have pension plans covering substantially all employees.  The following tables relate to the Company’s principal defined benefit pension plans in the United Kingdom, the Netherlands, Canada, Australia, Germany and France (the International Pension Plans).

The International Pension Plans use a December 31 measurement date.

The changes in the International Pension Plans benefit obligations for the year were as follows:

	2009	2008
Obligations at beginning of year	$1,299.4	$1,617.1
Change in benefit obligations:
Service cost	17.6	22.0
Interest cost	79.1	82.9
Actuarial (gain) loss, including the effect of change in discount rates	62.4	(52.7)
Participant contributions	7.4	8.8
Benefit payments	(73.1)	(89.4)
Plan amendments
Curtailments	(1.8)	(9.5)
Settlements	(30.3)
Special termination benefits		4.4
Foreign currency translation	133.5	(284.2)
Net change in benefit obligations	194.8	(317.7)
Obligations at end of year	$1,494.2	$1,299.4

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the fair value of the International Pension Plans’ assets for the year were as follows:

	2009	2008
Fair value at beginning of year	$922.0	$1,376.8

Change in fair value:
Actual gain (loss) on plan assets	166.4	(220.6)
Benefit payments	(73.1)	(89.4)
Employer contributions	122.0	60.1
Participant contributions	7.4	8.8
Settlements	(30.3)
Foreign currency translation	108.2	(213.7)
Net change in fair value of assets	300.6	(454.8)
Fair value at end of year	$1,222.6	$922.0

The funded status of the International Pension Plans at year end was as follows:

	2009	2008
Plan assets at fair value	$1,222.6	$922.0
Projected benefit obligations	1,494.2	1,299.4
Plan assets less than projected benefit obligations	(271.6)	(377.4)
Items not yet recognized in pension expense:
Actuarial loss	368.9	362.9
Prior service credit	(14.4)	(15.1)
	354.5	347.8
Net amount recognized	$82.9	$(29.6)

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2009 and 2008 as follows:

	2009	2008
Prepaid pension	$46.3	$—
Current pension liability, included with Other accrued liabilities	(7.9)	(7.2)
Noncurrent pension liability, included with Other liabilities	(310.0)	(370.2)
Accumulated other comprehensive income	354.5	347.8
Net amount recognized	$82.9	$(29.6)

The following changes in plan assets and benefit obligations were recognized in accumulated other comprehensive income at December 31, 2009 as follows:

		Tax
	Pretax	Effect	After-tax
Current year actuarial (gain) loss	$(36.9)	$9.9	$(27.0)
Amortization of actuarial loss	(5.5)	1.4	(4.1)
Amortization of prior service credit	0.7	(0.2)	0.5
	(41.7)	11.1	(30.6)
Translation			34.7
	$(41.7)	$11.1	$4.1

The accumulated benefit obligation for all defined benefit pension plans was $1,303.6 million and $1,129.5 million at December 31, 2009 and 2008, respectively.

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the International Pension Plans’ net pension expense were as follows:

	2009	2008	2007
Service cost	$17.6	$21.9	$25.0
Interest cost	79.1	82.9	78.8
Expected asset return	(78.9)	(96.5)	(94.5)
Curtailment cost		0.1	0.1
Settlement cost	9.3
Special termination benefit		4.4
Other		(1.1)	5.2

Amortization:
Prior service credit	(0.7)	(0.6)	(0.1)
Actuarial loss	5.5	5.2	11.4
Net amortization	4.8	4.6	11.3
Net expense	$31.9	$16.3	$25.9

Amounts that will be amortized from accumulated other comprehensive income into net pension expense during 2010:

Amortization:
Actuarial loss	$21.7
Prior service credit	(0.7)
Net amortization	$21.0

The following information is for plans with projected benefit obligations in excess of the fair value of plan assets at year end:

	2009	2008
Projected benefit obligation	$968.4	$1,299.4
Fair value of plan assets	650.4	922.0

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following information is for plans with accumulated benefit obligations in excess of the fair value of plan assets at year end:

	2009	2008
Accumulated benefit obligations	$834.1	$1,129.5
Fair value of plan assets	650.4	922.0

The weighted average assumptions used to determine benefit obligations were as follows:

	2009	2008
Discount rate	5.64%	5.88%
Rate of compensation increase	3.54%	2.65%

The weighted average assumptions used to determine net periodic pension costs were as follows:

	2009	2008	2007
Discount rate	5.88%	5.46%	4.92%
Rate of compensation increase	2.65%	3.39%	3.34%
Expected long-term rate of return on assets	6.95%	6.96%	7.16%

Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases as presented above. Amortization included in net pension expense is based on the average remaining service of employees.

For 2009, the Company’s weighted average expected long-term rate of return on assets was 6.95%.  In developing this assumption, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions. The Company also considered its historical 10-year average return (through December 31, 2008), which was in line with the expected long-term rate of return assumption for 2009.

It is the Company’s policy to invest pension plan assets in a diversified portfolio consisting of an array of asset classes within established target asset allocation ranges. The investment risk of the assets is limited by appropriate diversification both within and between asset classes. The assets for both the U.S. and non-U.S. plans are primarily invested in a broad mix of domestic and international equities, domestic and international bonds, and real estate, subject to the target asset allocation ranges. The assets are managed with a view to ensuring that sufficient liquidity will be available to meet expected cash flow requirements.

The investment valuation policy of the Company is to value investments at fair value. All investments are valued at their respective net asset values. Equity securities for which market quotations are readily available are valued at the last reported sales price on their principal exchange on valuation date or official close for certain markets. Fixed income investments are valued on a basis of valuations furnished by a trustee-approved independent pricing service, which determines valuations for normal institutional-size trading units of such securities which are generally recognized at fair value as determined in good

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

faith by the Trustee. Investments in registered investment companies or collective pooled funds are valued at their respective net asset values. Short-term investments are stated at amortized cost, which approximates fair value. The fair value of real estate is determined by periodic appraisals.

The following table sets forth by level, within the fair value hierarchy, the Company’s pension plan assets at fair value as of December 31, 2009:

					Target
	Level 1	Level 2	Level 3	Total	Allocation
Cash and cash equivalents	$35.8	$9.9	$—	$45.7
Equity securities	405.8	95.3		501.1	36-46%
Debt securities	515.2	81.1	8.8	605.1	38-48%
Real estate			10.9	10.9	0-7%
Other	54.4	5.4		59.8	4-14%
Total assets at fair value	$1,011.2	$191.7	$19.7	$1,222.6

The following is a reconciliation of the Company’s pension plan assets recorded at fair value using significant unobservable inputs (Level 3):

Balance at December 31, 2008	$29.1
Net decrease	(9.4)
Balance at December 31, 2009	$19.7

The net decrease in the fair value of the Company’s Level 3 pension plan assets is primarily due to sales of unlisted real estate funds. The change in the fair value of Level 3 pension plan assets due to actual return on those assets was immaterial in 2009.

Based on exchange rates at the end of 2009, the Company expects to contribute approximately $10 million to $15 million to its defined benefit pension plans in 2010.

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	Amount
2010	$79.7
2011	77.8
2012	81.1
2013	84.8
2014	87.7
2015 - 2019	443.5

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

The Company’s net periodic postretirement benefit cost, as allocated by OI Inc., for domestic employees was $6.5 million, $5.8 million, and $8.1 million, at December 31, 2009, 2008, and 2007, respectively.

The Company’s subsidiaries in Canada and the Netherlands also have postretirement benefit plans covering substantially all employees. The following tables relate to the Company’s postretirement benefit plan in Canada and the Netherlands (the International Postretirement Benefit Plans).

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the International Postretirement Benefit Plans obligations were as follows:

	2009	2008
Obligations at beginning of year	$67.0	$95.0

Change in benefit obligations:
Service cost	0.9	1.2
Interest cost	4.5	4.5
Actuarial (gain) loss, including the effect of changing discount rates	7.9	(11.9)
Curtailments		(2.9)
Special termination benefits		0.9
Benefit payments	(3.1)	(3.1)
Foreign currency translation	11.0	(16.7)
Net change in benefit obligations	21.2	(28.0)
Obligations at end of year	$88.2	$67.0

The funded status of the International Postretirement Benefit Plans at year end was as follows:

	2009	2008
Postretirement benefit obligations	$88.2	$67.0
Items not yet recognized in net postretirement benefit cost:
Actuarial gain (loss)	(0.6)	6.8
Net amount recognized	$87.6	$73.8

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2009 and 2008 as follows:

	2009	2008
Current nonpension postretirement benefit, included with Other accrued liabilities	$(3.9)	$(3.1)
Nonpension postretirement benefits	(84.3)	(63.9)
Accumulated other comprehensive (income) loss	0.6	(6.8)
Net liability recognized	$(87.6)	$(73.8)

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following changes in benefit obligations were recognized in accumulated other comprehensive income at December 31, 2009 as follows:

		Tax
	Pretax	Effect	After-tax
Current year actuarial loss	$8.6	$(2.2)	$10.8
Amortization of actuarial loss	0.2		0.2
	8.8	(2.2)	11.0
Translation			(1.0)
	$8.8	$(2.2)	$10.0

The Company’s nonpension postretirement benefit obligations are included with other long term liabilities on the balance sheet.

The components of International Postretirement Benefit Plans net postretirement benefit cost were as follows:

	2009	2008	2007
Service cost	$0.9	$1.2	$1.3
Interest cost	4.5	4.5	4.0
Curtailment
Special termination benefit		0.9
Other		0.1

Amortization:
Gain	(0.1)	(0.1)	(0.3)
Net postretirement benefit cost	$5.3	$6.6	$5.0

The weighted average discount rate used to determine the accumulated postretirement benefit obligation was 5.6% and 6.4% at December 31, 2009 and 2008, respectively.

The weighted average discount rate used to determine net postretirement benefit cost was 6.4% at December 31, 2009, 4.8% at December 31, 2008, and 5.2% at December 31, 2007.

The weighted average assumed health care cost trend rates at December 31 were as follows:

	2009	2008
Health care cost trend rate assumed for next year	9.00%	9.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2013	2010

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumed health care cost trend rates affect the amounts reported for the postretirement benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease
Effect on total of service and interest cost	$0.8	$(0.7)
Effect on accumulated postretirement benefit obligations	11.3	(9.4)

Amortization included in net postretirement benefit cost is based on the average remaining service of employees.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	Amount
2010	$3.9
2011	4.2
2012	4.6
2013	5.0
2014	5.3
2015 - 2019	31.2

Benefits provided by OI Inc. for certain hourly retirees of the Company are determined by collective bargaining. Most other domestic hourly retirees receive health and life insurance benefits from a multi-employer trust established by collective bargaining. Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $7.2 million in 2009, $8.9 million in 2008, and $7.4 million in 2007. Postretirement health and life benefits for retirees of foreign subsidiaries are generally provided through the national health care programs of the countries in which the subsidiaries are located.

13. Other Expense Other expense for the year ended December 31, 2009 included the following:

•                  The Company recognized foreign currency exchange losses of $28.0 million related to the exchange of Venezuelan bolivars into U.S. dollars. See Note 7 for additional information.

•                  During the fourth quarter of 2009, the Company recorded charges of $17.3 million ($17.6 million after tax amount attributable to the Company) for the remeasurement of certain bolivar-denominated assets and liabilities held outside of Venezuela. See Note 19 for additional information.

•                  The Company recorded charges totaling $213.6 million ($182.8 million after tax amount attributable to the Company) for restructuring and asset impairment. The charges reflect the additional decisions reached in the Company’s strategic review of its global manufacturing footprint. See Note 14 for additional information.

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other expense for the year ended December 31, 2008 included the following:

•                  The Company recorded charges totaling $132.4 million ($110.1 million after tax amount attributable to the Company) for restructuring and asset impairment.  The charges reflect the additional decisions reached in the Company’s strategic review of its global manufacturing footprint.  See Note 14 for additional information.

•                  During 2008, the Company also recorded an additional $0.9 million (pretax and after tax amount attributable to the Company) related to the impairment of the Company’s equity investment in the South American Segment’s 50%-owned Caribbean affiliate.

Other costs and expenses for the year ended December 31, 2007 included the following:

•                  In the South American Segment’s 50%-owned Caribbean affiliate, declining productivity and cash flows resulted in impairment of the Company’s equity investment, establishment of valuation allowances against advances to the affiliate, and accrual of certain contingent obligations for total charges of $45.0 million ($43.9 million after tax amount attributable to the Company) recorded in 2007 with an additional $0.9 million (before and after tax amount attributable to the Company) recorded in the first quarter of 2008.

•                  The Company recorded charges totaling $55.3 million ($40.2 million after tax amount attributable to the Company) for restructuring and asset impairment.  The charges reflect the additional decisions reached in the Company’s strategic review of its global manufacturing footprint.  See Note 14 for additional information.

14.  Restructuring Accruals   Beginning in 2007, the Company commenced a strategic review of its global profitability and manufacturing footprint.  The combined 2007, 2008 and 2009 charges, amounting to $401.3 million ($333.1 million after tax amount attributable to the Company), reflect the decisions reached through December 31, 2009 in the Company’s strategic review of its global manufacturing footprint. The related curtailment of plant capacity and realignment of selected operations will result in an overall reduction in the Company’s workforce of approximately 3,250 jobs.  Amounts recorded by the Company do not include any gains that may be realized upon the ultimate sale or disposition of closed facilities.

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

2007

During the third and fourth quarters of 2007, the Company recorded charges totaling $55.3 million ($40.2 million after tax amount attributable to the Company) for restructuring and asset impairment in Europe and North America.  The curtailment of plant capacity resulted in elimination of approximately 560 jobs and a corresponding reduction in the Company’s workforce.

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008

During 2008, the Company recorded charges totaling $132.4 million ($110.1 million after tax amount attributable to the Company) for restructuring and asset impairment across all segments as well as in Retained Corporate Costs and Other.  The curtailment of plant capacity and realignment of selected operations resulted in elimination of approximately 1,240 jobs and a corresponding reduction in the Company’s workforce.

2009

During 2009, the Company recorded charges totaling $213.6 million ($182.8 million after tax amount attributable to the Company) for restructuring and asset impairment across all segments.  The curtailment of plant capacity will result in elimination of approximately 1,450 jobs and a corresponding reduction in the Company’s workforce.

The Company expects that the majority of the remaining estimated cash expenditures related to the above charges will be paid out by the end of 2010.

Selected information related to the restructuring accrual is as follows:

	Employee Costs	Asset Impairment	Other	Total

2007 Charges	$26.1	$22.3	$6.9	$55.3
Write-down of assets to net realizable value	—	(22.3)	(2.4)	(24.7)
Total restructuring accrual at December 31, 2007	26.1	—	4.5	30.6
2008 charges	70.1	32.5	29.8	132.4
Write-down of assets to net realizable value		(32.5)	(4.7)	(37.2)
Net cash paid, principally severance and related benefits	(35.6)		(7.2)	(42.8)
Other, principally foreign exchange translation	(13.0)		(6.1)	(19.1)
Total restructuring accrual at December 31, 2008	47.6	—	16.3	63.9
2009 charges	116.3	78.7	18.6	213.6
Write-down of assets to net realizable value		(78.7)		(78.7)
Net cash paid, principally severance and related benefits	(60.8)		(7.5)	(68.3)
Other, principally foreign exchange translation	(8.8)		(1.6)	(10.4)
Remaining restructuring accrual as of December 31, 2009	$94.3	$—	$25.8	$120.1

15. Contingencies   Certain litigation is pending against the Company, in many cases involving ordinary and routine claims incidental to the business of the Company and in others presenting allegations that are nonroutine and involve compensatory, punitive or treble damage claims as well as other types of relief.  The Company records a liability for such matters when it is both probable that the liability has been incurred and the amount of the liability can be reasonably estimated.  Recorded amounts are reviewed and adjusted to reflect changes in the factors upon which the estimates are based including additional information, negotiations, settlements, and other events. The ultimate legal and financial liability of the Company in respect to this pending litigation cannot reasonably be estimated.  However, the Company believes, based on its examination and review of such matters and experience to date, that such ultimate liability will not have a material adverse effect on its results of operations or financial condition.

16.  Segment Information  The Company has four reportable segments based on its four geographic locations:  (1) Europe; (2) North America; (3) South America; (4) Asia Pacific.  These four segments are aligned with the Company’s internal approach to managing, reporting, and evaluating performance of its

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

global glass operations.  Certain assets and activities not directly related to one of the regions or to glass manufacturing are reported with Other.  These include licensing, equipment manufacturing, global engineering, and non-glass equity investments.

The Company’s measure of profit for its reportable segments is Segment Operating Profit, which consists of consolidated earnings before interest income, interest expense, and provision for income taxes and excludes amounts related to certain items that management considers not representative of ongoing operations.  The Company’s management uses Segment Operating Profit, in combination with selected cash flow information, to evaluate performance and to allocate resources.

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

Financial information regarding the Company’s reportable segments is as follows:

Net Sales:	2009	2008	2007
Europe	$2,917.6	$3,497.8	$3,298.7
North America	2,074.3	2,209.7	2,271.3
South America	1,104.1	1,135.9	970.7
Asia Pacific	925.0	964.1	934.3

Reportable segment totals	7,021.0	7,807.5	7,475.0
Other	45.5	77.2	91.7
Net sales	$7,066.5	$7,884.7	$7,566.7

Segment Operating Profit:	2009	2008	2007
Europe	$332.6	$477.8	$433.0
North America	281.5	185.2	265.1
South America	250.6	331.0	254.9
Asia Pacific	131.3	162.8	154.0
Reportable segment totals	996.0	1,156.8	1,107.0

Items excluded from Segment Operating Profit:
Retained corporate costs and other	15.8	68.1	47.3
Restructuring and asset impairments	(213.6)	(133.3)	(100.3)
Charge for Venezuela currency remeasurement	(17.3)
Interest income	41.1	36.1	26.9
Interest expense	(181.4)	(237.6)	(356.2)
Earnings before income taxes	$640.6	$890.1	$724.7

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Total
		North	South	Asia	Reportable		Consolidated
	Europe	America	America	Pacific	Segments	Other	Totals
Total assets:
2009	$3,852.3	$1,889.5	$855.9	$1,683.0	$8,280.7	$100.4	$8,381.1
2008	3,758.4	1,792.3	976.2	1,239.6	7,766.5	127.9	7,894.4
2007	4,124.1	1,936.0	965.7	1,558.1	8,583.9	94.6	8,678.5
Equity earnings:
2009	$12.5	$14.2	$—		$26.7	$25.9	$52.6
2008	14.1	12.6			26.7	24.1	50.8
2007	8.0	10.4	(2.7)		15.7	18.4	34.1
Capital expenditures (1):
2009	$169.7	$103.0	$66.9	$81.5	$421.1	$4.6	$425.7
2008	151.9	90.5	57.3	57.6	357.3	3.6	360.9
2007	129.2	65.9	51.1	42.0	288.2	2.2	290.4
Depreciation and amortization expense:
2009	$178.6	$98.9	$50.1	$67.1	$394.7	$2.8	$397.5
2008	222.0	98.7	56.5	80.4	457.6	2.6	460.2
2007	210.3	107.3	54.3	81.7	453.6	2.2	455.8

(1)  Excludes property, plant and equipment acquired through acquisitions.

The Company’s net property, plant, and equipment by geographic segment are as follows:

	United
	States	Foreign	Total
2009	$599.7	$2,103.1	$2,702.8
2008	636.3	1,966.1	2,602.4
2007	633.1	2,271.1	2,904.2

The Company’s net sales by geographic segment are as follows:

	United
	States	Foreign	Total
2009	$1,877.5	$5,189.0	$7,066.5
2008	1,894.8	5,989.9	7,884.7
2007	1,920.6	5,646.1	7,566.7

Operations in individual countries outside the United States that accounted for more than 10% of consolidated net sales were in Italy (2009 - 10.4%, 2008 - 10.7%, 2007 - 10.1%) and France (2009 - 13.0%, 2008 - 14.7%, 2007 - 19.3%).

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.  Additional Interest Charges from Early Extinguishment of Debt      During 2009, the Company recorded additional interest charges of $5.2 million (pretax and after tax amount attributable to the Company) for note repurchase premiums and the write-off of unamortized finance fees related to intercompany debt that was repaid prior to its maturity.  During 2007, the Company recorded additional interest charges of $9.5 million ($8.8 million after tax amount attributable to the Company) for note repurchase premiums and the write-off of unamortized finance fees related to debt that was repaid prior to its maturity.

18.  Goodwill   The changes in the carrying amount of goodwill for the years ended December 31, 2007, 2008 and 2009 are as follows:

	North		Asia	South
	America	Europe	Pacific	America	Other	Total
Balance as of January 1, 2007	$721.6	$1,017.0	$502.1	$—	$14.5	$2,255.2
Translation effects	25.1	115.3	54.6			195.0
Other changes	(1.1)	(13.0)			(8.0)	(22.1)
Balance as of December 31, 2007	745.6	1,119.3	556.7	—	6.5	2,428.1
Translation effects	(28.8)	(58.2)	(123.1)		0.3	(209.8)
Other changes		(10.1)			(0.7)	(10.8)
Balance as of December 31, 2008	716.8	1,051.0	433.6	—	6.1	2,207.5
Translation effects	18.9	29.6	124.8			173.3
Other changes					0.2	0.2
Balance as of December 31, 2009	$735.7	$1,080.6	$558.4	$—	$6.3	$2,381.0

Goodwill for the Asia Pacific segment is net of accumulated impairment losses of $494.0 million.

During the fourth quarters of 2009, 2008 and 2007, the Company completed its annual impairment testing and determined that no impairment existed.

19.  Venezuelan Operations  Venezuelan government restrictions on transfers of cash out of the country have limited the Company’s ability to immediately access cash at the government’s official exchange rate, which, as of December 31, 2009, had remained fixed at 2.15 bolivars to the U.S. dollar since early 2005.  The Company has been able to obtain U.S. dollars at the official rate to pay for some of its key raw materials and other imports.  However, in 2009, the Venezuelan government significantly slowed the process of exchanging bolivars to U.S. dollars at the official rate.  As a result, the Company’s cash balance in Venezuela increased as earnings accumulated.  The Company has the ability to access the cash in Venezuela more quickly through a market-driven parallel exchange process which, at December 31, 2009, valued the bolivar about 60% lower than the official exchange rate.  During the last half of 2009, the Company entered into a series of parallel market transactions in order to exchange Venezuelan bolivars into U.S. dollars, and recognized foreign currency exchange losses of $28.0 million.  The Company will continue to pursue currency exchange at official rates to pay for its approved imports and to remit earnings.  However, it will also monitor conditions in Venezuela and presently intends to continue transferring cash generated in the country through parallel market transactions.

Due to the government restrictions on currency exchange in Venezuela discussed above, the Company used the parallel market rate to translate the balance sheets of its Venezuelan subsidiaries as of December 31, 2009.  The impact of this change from the official exchange rate was an approximate 60% reduction in the reported U.S. dollar amounts for all assets and liabilities of the Company’s Venezuelan subsidiaries, and a resulting $132.5 million charge recorded in the cumulative translation adjustment

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

component of other comprehensive income and $45.9 million charge recorded against noncontrolling interests.  In addition, the Company remeasured certain bolivar-denominated assets and liabilities held outside of Venezuela to the parallel market rate and recorded a charge of $17.3 million in December 2009.  The adoption of the parallel market rate will have an adverse impact on the Company’s South American segment operating profit in future periods as most of the revenues and costs of the Company’s Venezuelan operations will be translated into fewer U.S. dollars.  The Company’s Venezuelan operations represented approximately 40% of the South American segment operating profit for 2009, including the $28.0 million foreign exchange losses recognized by the Company from the parallel market transactions noted above.

In addition, inflation in Venezuela has continued at an accelerated rate, and, beginning January 1, 2010, Venezuela’s economy will be considered highly inflationary.  For accounting purposes, an economy is deemed to be highly inflationary when the three-year cumulative rate of inflation exceeds 100%.  Under the highly-inflationary basis of accounting, the Company must adopt the U.S. dollar as the functional currency for its Venezuelan operations as of January 1, 2010.  Any subsequent movements in the bolivar to U.S. dollar exchange rate will be recognized in the results of operations.  In addition, monetary assets (such as cash and receivables) and liabilities (such as payables and accruals) will be remeasured at the end of each reporting period using the currency exchange rate at that date.  Because the Company has elected to adopt the parallel market rate and because that rate is subject to market fluctuation, such remeasurement will increase the volatility of reported results of operations.

On January 8, 2010, the Venezuelan government announced the devaluation of the bolivar and the creation of a two-tiered official exchange rate.  The official exchange rate will move from 2.15 bolivars to the U.S. dollar to 2.60 for essential goods and 4.30 for non-essential goods.  The Venezuelan government also announced that it will intervene in the parallel exchange market.  The Company is still evaluating the impact of the bolivar devaluation on its Venezuelan operations.  The Company had been able to receive the official rate of 2.15 for certain raw materials it imports into Venezuela, and believes that it will receive the essential goods rate of 2.60 for these raw materials in the future.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OWENS-ILLINOIS, INC.

(Registrant)

By:	/s/ James W. Baehren

James W. Baehren
Attorney-in-fact

Date:  February 10, 2010

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Owens-Illinois, Inc. and in the capacities and on the dates indicated.

Signatures	Title

Albert P.L. Stroucken	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer); Director

Edward C. White	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Gary F. Colter	Director

Jay L. Geldmacher	Director

Peter S. Hellman	Director

David H. Y. Ho	Director

Anastasia D. Kelly	Director

John J. McMackin, Jr.	Director

Corbin A. McNeill, Jr.	Director

Hugh H. Roberts	Director

Helge H. Wehmeier	Director

Dennis K. Williams	Director

Thomas L. Young	Director

By:	/s/ James W. Baehren
James W. Baehren
Attorney-in-fact

Date:  February 10, 2010

INDEX TO FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule of Owens-Illinois, Inc. and Subsidiaries:

For the years ended December 31, 2009, 2008, and 2007:

PAGE

II – Valuation and Qualifying Accounts (Consolidated)	S-1

OWENS-ILLINOIS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (CONSOLIDATED)

Years ended December 31, 2009, 2008, and 2007

(Millions of Dollars)

Reserves deducted from assets in the balance sheets:

Allowances for losses and discounts on receivables

		Additions
	Balance at	Charged to			Balance
	beginning	costs and		Deductions	at end of
	of period	expenses	Other	(Note 1)	period

2009	$39.7	$1.7	$(4.3)	$(0.6)	$36.5

2008	$36.0	$8.1	$(0.7)	$3.7	$39.7

2007	$28.7	$4.1	$8.1	$4.9	$36.0

(1)       Deductions from allowances for losses and discounts on receivables represent uncollectible notes and accounts written off.

S-1