Form 10-Q
period 2010-03-31
OWENS ILLINOIS INC /DE/
filed 2010-04-29
CIK 812074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.   20549

FORM 10-Q

(Mark one)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2010

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

Owens-Illinois, Inc. $.01 par value common stock — 164,962,705 shares at March 31, 2010.

Part I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

The Condensed Consolidated Financial Statements of Owens-Illinois, Inc. (“the Company”) presented herein are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated.  All adjustments are of a normal recurring nature. Because the following unaudited condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

 (Dollars in millions, except per share amounts)

	Three months ended March 31,
	2010	2009
Net sales	$1,582.5	$1,519.0
Manufacturing, shipping, and delivery expense	(1,271.7)	(1,222.2)
Gross profit	310.8	296.8

Selling and administrative expense	(121.0)	(118.5)
Research, development, and engineering expense	(13.9)	(13.9)
Interest expense	(55.6)	(48.1)
Interest income	4.4	8.5
Equity earnings	12.5	13.6
Royalties and net technical assistance	3.8	2.8
Other income	1.1	1.6
Other expense	(13.5)	(52.8)

Earnings from continuing operations before income taxes	128.6	90.0
Provision for income taxes	(34.2)	(31.2)
Net earnings	94.4	58.8
Net earnings attributable to noncontrolling interests	(9.1)	(13.7)
Net earnings attributable to the Company	$85.3	$45.1

Basic earnings per share	$0.51	$0.27
Weighted average shares outstanding (thousands)	167,381	167,080

Diluted earnings per share	$0.50	$0.27
Weighted diluted average shares (thousands)	170,671	168,469

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Dollars in millions, except per share amounts)

	March 31, 2010	December 31, 2009	March 31, 2009
Assets
Current assets:
Cash and cash equivalents	$521.4	$811.7	$362.3
Short-term investments, at cost which approximates market	0.6	0.9	15.9
Receivables, less allowances for losses and discounts ($34.8 at March 31, 2010, $36.5 at December 31, 2009, and $35.2 at March 31, 2009)	1,048.0	1,004.2	945.5
Inventories	902.1	900.3	1,044.8
Prepaid expenses	64.6	79.6	48.4
Total current assets	2,536.7	2,796.7	2,416.9

Investments and other assets:
Equity investments	116.3	114.3	105.3
Repair parts inventories	131.5	125.1	134.5
Prepaid pension	41.6	46.3
Deposits, receivables, and other assets	502.4	521.7	478.2
Goodwill	2,346.7	2,381.0	2,130.3
Total other assets	3,138.5	3,188.4	2,848.3

Property, plant, and equipment, at cost	6,510.2	6,618.9	5,711.0
Less accumulated depreciation	3,813.7	3,876.6	3,224.6

Net property, plant, and equipment	2,696.5	2,742.3	2,486.4

Total assets	$8,371.7	$8,727.4	$7,751.6

CONDENSED CONSOLIDATED BALANCE SHEETS — Continued

	March 31,	December 31,	March 31,
	2010	2009	2009
Liabilities and Share Owners’ Equity
Current liabilities:
Short-term loans and long-term debt due within one year	$283.1	$352.0	$353.6
Current portion of asbestos-related liabilities	175.0	175.0	175.0
Accounts payable	825.6	863.2	754.4
Other liabilities	614.9	644.1	554.1
Total current liabilities	1,898.6	2,034.3	1,837.1

Long-term debt	3,184.9	3,257.5	2,972.0
Deferred taxes	175.1	186.3	138.6
Pension benefits	553.0	577.6	703.4
Nonpension postretirement benefits	268.4	266.7	234.4
Other liabilities	328.9	358.5	324.4
Asbestos-related liabilities	276.2	310.1	285.5
Commitments and contingencies
Share owners’ equity:
The Company’s share owners’ equity:
Common stock, par value $.01 per share 250,000,000 shares authorized, 180,584,042, 179,923,309, and 179,754,178 shares issued and outstanding, respectively	1.8	1.8	1.8
Capital in excess of par value	2,948.9	2,941.9	2,921.8
Treasury stock, at cost 15,621,337, 11,322,544, and 11,467,837 shares, respectively	(360.4)	(217.1)	(219.9)
Retained earnings	214.7	129.4	12.7
Accumulated other comprehensive loss	(1,328.0)	(1,317.8)	(1,700.4)
Total share owners’ equity of the Company	1,477.0	1,538.2	1,016.0
Noncontrolling interests	209.6	198.2	240.2
Total share owners’ equity	1,686.6	1,736.4	1,256.2
Total liabilities and share owners’ equity	$8,371.7	$8,727.4	$7,751.6

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in millions)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net earnings	$94.4	$58.8
Net earnings attributable to noncontrolling interest	(9.1)	(13.7)
Non-cash charges (credits):
Depreciation	90.0	88.4
Amortization of intangibles and other deferred items	6.2	4.3
Amortization of finance fees and debt discount	2.9	2.4
Deferred tax provision (benefit)	(0.8)	10.5
Restructuring and asset impairment		50.4
Other	58.5	32.8
Asbestos-related payments	(34.0)	(34.8)
Cash paid for restructuring activities	(18.9)	(20.2)
Change in non-current operating assets	(11.8)	(2.4)
Change in non-current liabilities	(13.1)	(31.3)
Change in components of working capital	(139.8)	(173.7)
Cash provided by (utilized in) operating activities	24.5	(28.5)
Cash flows from investing activities:
Additions to property, plant, and equipment	(96.8)	(46.6)
Acquisitions, net of cash acquired	(25.8)
Advances to equity affiliate - net		1.6
Change in short-term investments	0.3
Net cash proceeds related to divestitures and asset sales	0.2	0.1
Cash utilized in investing activities	(122.1)	(44.9)
Cash flows from financing activities:
Additions to long-term debt		274.9
Repayments of long-term debt	(4.2)	(183.6)
Decrease in short-term loans	(49.3)	(17.6)
Net receipts for hedging activity	12.0	4.4
Dividends paid to noncontrolling interests	(5.8)	(17.0)
Treasury shares purchased	(144.2)
Issuance of common stock and other	2.2	4.0
Cash provided by (utilized in) financing activities	(189.3)	65.1
Effect of exchange rate fluctuations on cash	(3.4)	(8.9)
Decrease in cash	(290.3)	(17.2)
Cash at beginning of period	811.7	379.5
Cash at end of period	$521.4	$362.3

See accompanying notes.

OWENS-ILLINOIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tabular data dollars in millions,

except share and per share amounts

1.              Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2010	2009
Numerator:
Net earnings attributable to the Company	$85.3	$45.1
Net earnings attributable to participating securities	(0.3)	(0.1)
Numerator for basic earnings per share - income available to common share owners	$85.0	$45.0

Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	167,381,457	167,079,573
Effect of dilutive securities:
Stock options and other	3,290,015	1,388,952
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	170,671,472	168,468,525

Basic earnings per share	$0.51	$0.27

Diluted earnings per share	$0.50	$0.27

Options to purchase 395,092 and 2,145,884 weighted average shares of common stock that were outstanding during the three months ended March 31, 2010 and 2009, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

2.  Debt

The following table summarizes the long-term debt of the Company:

	March 31,	December 31,	March 31,
	2010	2009	2009
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$—	$144.8
Term Loans:
Term Loan A (160.0 million AUD at March 31, 2010)	146.3	143.9	154.2
Term Loan B	189.5	189.5	191.5
Term Loan C (110.8 million CAD at March 31, 2010)	108.7	105.4	87.8
Term Loan D (€189.5 million at March 31, 2010)	253.9	273.5	253.2
Senior Notes:
8.25%, due 2013	459.7	460.4	468.0
6.75%, due 2014	400.0	400.0	400.0
6.75%, due 2014 (€225 million)	301.5	324.7	297.4
7.375%, due 2016	582.8	582.1
6.875%, due 2017 (€300 million)	401.9	432.9	396.6
Senior Debentures:
7.50%, due 2010	28.1	28.3	257.5
7.80%, due 2018	250.0	250.0	250.0
Other	110.8	116.5	87.9
Total long-term debt	3,233.2	3,307.2	2,988.9
Less amounts due within one year	48.3	49.7	16.9
Long-term debt	$3,184.9	$3,257.5	$2,972.0

On June 14, 2006, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  At March 31, 2010, the Agreement included a $900.0 million revolving credit facility, a 160.0 million Australian dollar term loan, and a 110.8 million Canadian dollar term loan, each of which has a final maturity date of June 15, 2012.  It also included a $189.5 million term loan and a €189.5 million term loan, each of which has a final maturity date of June 14, 2013.  At March 31, 2010, the Company’s subsidiary borrowers had unused credit of $766.1 million available under the Agreement.

The weighted average interest rate on borrowings outstanding under the Agreement at March 31, 2010 was 2.42%.

During October 2006, the Company entered into a €300 million European accounts receivable securitization program.  The program extends through October 2011, subject to annual renewal of backup credit lines.  In addition, the Company participates in a receivables financing program in the Asia Pacific region with a revolving funding commitment of 10 million New Zealand dollars that expires November 2010.

Information related to the Company’s accounts receivable securitization programs is as follows:

	March 31,	December 31,	March 31,
	2010	2009	2009

Balance (included in short-term loans)	$228.7	$289.0	$255.2

Weighted average interest rate	2.57%	2.52%	3.72%

The carrying amounts reported for the accounts receivable securitization programs, and certain long-term debt obligations subject to frequently redetermined interest rates, approximate fair value.  Fair values for the Company’s significant fixed rate debt obligations are generally based on published market quotations.

Fair values at March 31, 2010 of the Company’s significant fixed rate debt obligations are as follows:

	Principal Amount	Indicated	Fair Value
	(millions of	Market	(millions of
	dollars)	Price	dollars)
Senior Notes:
8.25%, due 2013	$450.0	101.75	$457.9
6.75%, due 2014	400.0	102.13	408.5
6.75%, due 2014 (€225 million)	301.5	102.37	308.7
7.375%, due 2016	600.0	105.00	630.0
6.875%, due 2017 (€300 million)	401.9	101.33	407.3
Senior Debentures:
7.50%, due 2010	28.1	100.50	28.2
7.80%, due 2018	250.0	104.88	262.2

3.  Supplemental Cash Flow Information

	Three months ended March 31,
	2010	2009
Interest paid in cash	$44.6	$27.2

Income taxes paid in cash	10.3	37.5

4.  Share Owners’ Equity

The activity in share owners’ equity for the three months ended March 31, 2010 and 2009 is as follows:

		Share Owners’ Equity of the Company
	Total Share Owners’ Equity	Common Stock, Capital in Excess of Par Value, and Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests

Balance on January 1, 2010	$1,736.4	$2,726.6	$129.4	$(1,317.8)	$198.2
Issuance of common stock	6.5	6.5
Reissuance of common stock	1.4	1.4
Treasury shares purchased	(144.2)	(144.2)
Comprehensive income:
Net earnings	94.4		85.3		9.1
Foreign currency translation adjustments	(35.8)			(36.0)	0.2
Pension and other postretirement benefit adjustments, net of tax	31.7			31.7
Change in fair value of derivative instruments, net of tax	(5.9)			(5.9)
Total comprehensive income	84.4
Noncontrolling interests’ share of acquisition	7.9				7.9
Dividends paid to noncontrolling interests on subsidiary common stock	(5.8)				(5.8)
Balance on March 31, 2010	$1,686.6	$2,590.3	$214.7	$(1,328.0)	$209.6

		Share Owners’ Equity of the Company
	Total Share Owners’ Equity	Common Stock, Capital in Excess of Par Value, and Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests

Balance on January 1, 2009	$1,293.4	$2,693.6	$(32.4)	$(1,620.6)	$252.8
Issuance of common stock	8.5	8.5
Reissuance of common stock	1.6	1.6
Comprehensive income:
Net earnings	58.8		45.1		13.7
Foreign currency translation adjustments	(93.6)			(84.3)	(9.3)
Pension and other postretirement benefit adjustments, net of tax	10.5			10.5
Change in fair value of derivative instruments, net of tax	(6.0)			(6.0)
Total comprehensive loss	(30.3)
Dividends paid to noncontrolling interests on subsidiary common stock	(17.0)				(17.0)
Balance on March 31, 2009	$1,256.2	$2,703.7	$12.7	$(1,700.4)	$240.2

During the first quarter of 2010, the Company purchased 4.3 million shares of its common stock for $144.2 million pursuant to authorization by its Board of Directors in September 2008 to purchase up to $350 million of the Company common stock.

5.  Inventories

Major classes of inventory are as follows:

	March 31,	December 31,	March 31,
	2010	2009	2009

Finished goods	$742.3	$741.5	$875.6
Raw materials	109.9	107.4	116.9
Operating supplies	49.9	51.4	52.3
	$902.1	$900.3	$1,044.8

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

As of March 31, 2010, the Company has determined that it is a named defendant in asbestos lawsuits and claims involving approximately 6,700 plaintiffs and claimants.  Based on an analysis of the lawsuits pending as of December 31, 2009, approximately 79% of plaintiffs either do not specify the monetary damages sought, or in the case of court filings, claim an amount sufficient to invoke the jurisdictional minimum of the trial court.  Approximately 20% of plaintiffs specifically plead damages of $15 million or less, and 1% of plaintiffs specifically plead damages greater than $15 million but less than $100 million.  Fewer than 1% of plaintiffs specifically plead damages $100 million or greater but less than $122 million.

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

In addition to the pending claims set forth above, the Company has claims-handling agreements in place with many plaintiffs’ counsel throughout the country.  These agreements require evaluation and negotiation regarding whether particular claimants qualify under the criteria established by such agreements. The criteria for such claims include verification of a compensable illness and a reasonable probability of exposure to a product manufactured by the Company’s former business unit during its manufacturing period ending in 1958.  Some plaintiffs’ counsel have historically withheld claims under these agreements for later presentation while focusing their attention on active litigation in the tort system.  The Company believes that as of March 31, 2010 there are approximately 800 claims against other defendants which are likely to be asserted some time in the future against the Company. These claims are not included in the pending “lawsuits and claims” totals set forth above.

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

Since receiving its first asbestos claim, the Company as of March 31, 2010, has disposed of the asbestos claims of approximately 379,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $7,600.  Certain of these dispositions have included deferred amounts payable over a number of years.  Deferred amounts payable totaled approximately $30.7 million at March 31, 2010 ($36.3 million at December 31, 2009) and are included in the foregoing average indemnity payment per claim.  The Company’s indemnity payments for these claims have varied on a per claim basis, and are expected to continue to vary considerably over time.  As discussed above, a part of the Company’s objective is to achieve, where possible, resolution of asbestos claims pursuant to claims-handling agreements.  Failure of claimants to meet certain medical and product exposure criteria in the Company’s administrative claims handling agreements has generally reduced the number of marginal or suspect claims that would otherwise have been received. This may have the effect of increasing the Company’s per-claim average indemnity payment over time.

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

The Company’s measure of profit for its reportable segments is Segment Operating Profit, which consists of consolidated earnings from continuing operations before interest income, interest expense, and provision for income taxes and excludes amounts related to certain items that management considers not representative of ongoing operations as well as certain retained corporate costs.  The Company’s management uses Segment Operating Profit, in combination with net sales and selected cash flow information, to evaluate performance and to allocate resources.

Segment Operating Profit for reportable segments includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided.

Financial information for the three-month periods ended March 31, 2010 and 2009 regarding the Company’s reportable segments is as follows:

Net sales:	2010	2009
Europe	$668.1	$612.9
North America	443.7	494.3
South America	210.9	214.0
Asia Pacific	250.5	182.0
Reportable segment totals	1,573.2	1,503.2
Other	9.3	15.8
Net sales	$1,582.5	$1,519.0

Segment Operating Profit:	2010	2009
Europe	$56.4	$44.2
North America	63.3	62.7
South America	41.7	60.0
Asia Pacific	36.8	25.0
Reportable segment totals	198.2	191.9

Items excluded from Segment Operating Profit:
Retained corporate costs and other	(18.4)	(11.9)
Restructuring and asset impairments	—	(50.4)
Interest income	4.4	8.5
Interest expense	(55.6)	(48.1)
Earnings before income taxes	$128.6	$90.0

Financial information regarding the Company’s total assets is as follows:

Total assets:	March 31, 2010	December 31, 2009	March 31, 2009
Europe	$3,617.7	$3,852.3	$3,487.6
North America	1,959.2	1,899.8	1,888.0
South America	875.4	855.9	925.9
Asia Pacific	1,683.4	1,683.0	1,245.1
Reportable segment totals	8,135.7	8,291.0	7,546.6
Other	236.0	436.4	205.0
Consolidated totals	$8,371.7	$8,727.4	$7,751.6

8. Other Expense

Other expense for the first quarter of 2010 includes approximately $8 million of losses recognized by the Company to revalue its net monetary assets in Venezuela as the parallel market rate continued to devalue since December 31, 2009.  See Note 13 for additional information.

During the first quarter of 2009, the Company recorded charges totaling $50.4 million ($47.7 million after tax amount attributable to the Company) for restructuring and asset impairment.  The charges reflected the decisions reached in the Company’s strategic review of its global manufacturing footprint.  See Note 9 for additional information.

9.  Restructuring Accruals

Beginning in 2007, the Company commenced a strategic review of its global profitability and manufacturing footprint.  The combined 2007, 2008, and 2009 charges, amounting to $401.3 million ($333.1 million after tax amount attributable to the Company), reflect the decisions reached by the Company in its strategic review of its global manufacturing footprint. The related curtailment of plant capacity and realignment of selected operations will result in an overall reduction in the Company’s workforce of approximately 3,250 jobs.  Amounts recorded by the Company do not include any gains that may be realized upon the ultimate sale or disposition of closed facilities.

The Company’s decisions to curtail selected production capacity have resulted in write downs of certain long-lived assets to the extent their carrying amounts exceeded fair value or fair value less cost to sell.  The Company classified the significant assumptions used to determine the fair value of the impaired assets, which was not material, as Level 3 in the fair value hierarchy as set forth in the general accounting principles for fair value measurements.

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

2009

During 2009, the Company recorded charges totaling $213.6 million ($182.8 million after tax amount attributable to the Company), for restructuring and asset impairment across all segments.  The curtailment of plant capacity will result in elimination of approximately 1,450 jobs and a corresponding reduction in the Company’s workforce.

As of December 31, 2009, the Company had concluded its global manufacturing footprint review.  The Company expects that the majority of the remaining estimated cash expenditures related to the above charges will be paid out by the end of 2010.

Selected information related to the restructuring accrual is as follows:

	Employee Costs	Asset Impairment	Other	Total

2007 Charges	$26.1	$22.3	$6.9	$55.3
Write-down of assets to net realizable value	—	(22.3)	(2.4)	(24.7)
Balance at December 31, 2007	26.1	—	4.5	30.6
2008 charges	70.1	32.5	29.8	132.4
Write-down of assets to net realizable value		(32.5)	(4.7)	(37.2)
Net cash paid, principally severance and related benefits	(35.6)		(7.2)	(42.8)
Other, principally foreign exchange translation	(13.0)		(6.1)	(19.1)
Balance at December 31, 2008	47.6	—	16.3	63.9
2009 charges	116.3	78.7	18.6	213.6
Write-down of assets to net realizable value		(78.7)		(78.7)
Net cash paid, principally severance and related benefits	(60.8)		(7.5)	(68.3)
Other, principally foreign exchange translation	(8.8)		(1.6)	(10.4)
Balance at December 31, 2009	94.3	—	25.8	120.1
Net cash paid, principally severance and related benefits	(17.9)		(1.0)	(18.9)
Other, principally foreign exchange translation	(1.1)			(1.1)
Balance at March 31, 2010	$75.3	$—	$24.8	$100.1

10. Derivative Instruments

The Company has certain derivative assets and liabilities which consist of interest rate swaps, natural gas forwards, and foreign exchange option and forward contracts.  The Company records derivative assets and liabilities at fair value and classifies them as Level 2 in the fair value hierarchy.

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

As of March 31, 2010, the balance of unamortized proceeds from terminated interest rate swaps included in long-term debt is $9.7 million.

The effect of the interest rate swaps on the results of operations for the three months ended March 31, 2010 and 2009 is as follows:

	Amount of Gain (Loss) Recognized in Interest Expense
	2010	2009

Interest Rate Swaps		$(4.0)
Related long-term debt		4.0
Amortization of terminated interest rate swaps	$0.9
Net impact on interest expense	$0.9	$—

Commodity Futures Contracts Designated as Cash Flow Hedges

The Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows. The Company continually evaluates the natural gas market with respect to its forecasted usage requirements over the next twelve to twenty-four months and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements over that period. At March 31, 2010, the Company had entered into commodity futures contracts covering approximately 5,200,000 MM BTUs over that period.  The volume of natural gas covered by commodity futures contracts is lower than prior periods because the renegotiation of several large customer contracts in North America reduced the Company’s exposure to gas price volatility through provisions that pass the price of natural gas to the customer.

The Company accounts for the above futures contracts as cash flow hedges at March 31, 2010 and recognizes them on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owners’ equity (“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. At March 31, 2010, an unrecognized loss of $7.2 million (pretax and after tax) related to the commodity futures contracts was included in Accumulated OCI, and will be reclassified into earnings over the next twelve to twenty-four months.  Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.  The ineffectiveness related to these natural gas hedges for the three months ended March 31, 2010 and 2009 was not material.

The effect of the commodity futures contracts on the results of operations for the three months ended March 31, 2010 and 2009 is as follows:

Amount of Loss Recognized in OCI on Commodity Futures Contracts (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (reported in manufacturing, shipping, and delivery) (Effective Portion)
2010	2009	2010	2009

$(7.2)	$(19.3)	$(1.3)	$(13.3)

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

The effect of the net investment hedge on the results of operations for the three months ended March 31, 2010 and 2009 is as follows:

Amount of Gain Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
2010	2009	OCI into Income	2010	2009

$23.5	$19.4	N/A	$—	$—

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

At March 31, 2010, various subsidiaries of the Company had outstanding forward exchange and option agreements denominated in various currencies covering the equivalent of approximately $590 million related primarily to intercompany transactions and loans.

The effect of the forward exchange contracts on the results of operations for the three months ended March 31, 2010 and 2009 is as follows:

Location of Gain (Loss) Recognized in Income on	Amount of Gain (Loss) Recognized in Income on Forward Exchange Contracts
Forward Exchange Contracts	2010	2009

Other expense	$22.9	$10.5

Balance Sheet Classification

The Company records the fair values of derivative financial instruments on the balance sheet as follows: (1) receivables if the instrument has a positive fair value and maturity within one year, (2) deposits, receivables, and other assets if the instrument has a positive fair value and maturity after one year, (3) accounts payable and other current liabilities if the instrument has a negative fair value and maturity within one year, and (4) other liabilities if the instrument has a negative fair value and maturity after one year.  The following table shows the amount and classification of the Company’s derivatives as of March 31, 2010 and 2009:

	2010		2009
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Asset Derivatives:
Derivatives designated as hedging instruments
Interest rate swaps		$—	Deposits, receivables, and other assets	$25.4
Total derivatives designated as hedging instruments		—		25.4

Derivatives not designated as hedging instruments
Foreign exchange contracts	Receivables	15.6	Receivables	25.5
Foreign exchange contracts			Deposits, receivables, and other assets	2.8
Total derivatives not designated as hedging instruments		15.6		28.3

Total asset derivatives		$15.6		$53.7

Liability Derivatives:
Derivatives designated as hedging instruments
Commodity futures contracts	Other liabilities (current)	$7.2	Other liabilities (current)	$42.5
Commodity futures contracts			Other liabilities	0.9
Total derivatives designated as hedging instruments		7.2		43.4

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other liabilities (current)	1.4	Receivables	0.2
Foreign exchange contracts			Other liabilities (current)	3.7
Foreign exchange contracts			Deposits, receivables, and other assets	2.8
Total derivatives not designated as hedging instruments		1.4		6.7

Total liability derivatives		$8.6		$50.1

11.  Pensions Benefit Plans and Other Postretirement Benefits

The components of the net periodic pension cost for the three months ended March 31, 2010 and 2009 are as follows:

	2010	2009
Service cost	$11.6	$9.9
Interest cost	52.9	51.5
Expected asset return	(68.3)	(67.3)

Amortization:
Prior service credit	(0.2)	(0.2)
Actuarial loss	22.8	10.9

Net amortization	22.6	10.7

Net periodic pension cost	$18.8	$4.8

The components of the net postretirement benefit cost for the three months ended March 31, 2010 and 2009 are as follows:

	2010	2009
Service cost	$0.6	$0.4
Interest cost	4.0	4.0

Amortization:
Prior service credit	(0.8)	(0.8)
Actuarial loss	1.3	1.0

Net amortization	0.5	0.2

Net postretirement benefit cost	$5.1	$4.6

In March 2010, the Patient Protection and Affordable Care Act and the Health Care Education and Affordability Reconciliation Act (the Acts) were signed into law.  The Acts contain provisions which could impact the Company’s accounting for retiree medical benefits in future periods.  However, the extent of that impact, if any, cannot be determined until additional interpretations of the Acts become available.  Based on the analysis to date, the impact of provisions in the Acts which are reasonably determinable is not expected to have a material impact on the Company’s other postretirement benefit plans.  Accordingly, a remeasurement of the Company’s postretirement benefit obligation is not required at this time.  The Company will continue to assess the provisions of the Acts and may consider plan amendments in future periods to better align these plans with the provisions of the Acts.

12.  Business Combination

On March 11, 2010, the Company acquired the majority share of Cristalerias Rosario, a one-plant glass container manufacturer located in Rosario, Argentina.  Cristalerias Rosario primarily produces wine and non-alcoholic beverage glass containers and employs approximately 230 people.

13.  Venezuelan Operations

Beginning January 1, 2010, Venezuela’s economy is considered to be highly inflationary for accounting purposes.  Accordingly, the Company has adopted the U.S. dollar as the functional currency for its Venezuelan operations.  All bolivar-denominated transactions, as well as monetary assets and liabilities, are remeasured at the end of each reporting period into U.S. dollars using the parallel market rate at that date.  The Company has elected to use the parallel market rate to remeasure its Venezuelan operations due to the continued restrictions on currency exchange in Venezuela at the official rates.

The use of the parallel market rate for remeasurement in Venezuela resulted in a reduction to the South American segment operating profit compared to the first quarter of 2009 as bolivar-denominated revenues and costs of the Company’s Venezuelan operations were translated into fewer U.S. dollars at the parallel market rate compared to the 2.15 official rate used for translation in 2009.  Additionally, the adoption of the U.S. dollar as the functional currency in Venezuela decreased the South American segment operating profit as the remeasurement of the net monetary assets of the Company’s Venezuelan operations was negatively impacted by a 17% devaluation of the parallel market rate during the first quarter of 2010.

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

	March 31, 2010
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Accounts receivable	$—	$—	$1,048.0	$—	$1,048.0
Inventories			902.1		902.1
Other current assets			586.6		586.6
Total current assets	—	—	2,536.7	—	2,536.7
Investments in and advances to subsidiaries	2,206.3	1,928.2		(4,134.5)	—
Goodwill			2,346.7		2,346.7
Other non-current assets			791.8		791.8
Total other assets	2,206.3	1,928.2	3,138.5	(4,134.5)	3,138.5
Property, plant and equipment, net			2,696.5		2,696.5

Total assets	$2,206.3	$1,928.2	$8,371.7	$(4,134.5)	$8,371.7

Current liabilities :
Accounts payable and accrued liabilities	$—	$—	$1,440.5	$—	$1,440.5
Current portion of asbestos liability	175.0				175.0
Short-term loans and long-term debt due within one year	28.1		283.1	(28.1)	283.1
Total current liabilities	203.1	—	1,723.6	(28.1)	1,898.6
Long-term debt	250.0		3,184.9	(250.0)	3,184.9
Asbestos-related liabilities	276.2				276.2
Other non-current liabilities			1,325.4		1,325.4
Total share owners’ equity of the Company	1,477.0	1,928.2	1,928.2	(3,856.4)	1,477.0
Noncontrolling interests			209.6		209.6

Total liabilities and share owners’ equity	$2,206.3	$1,928.2	$8,371.7	$(4,134.5)	$8,371.7

	December 31, 2009
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Accounts receivable	$—	$—	$1,004.2	$—	$1,004.2
Inventories			900.3		900.3
Other current assets			892.2		892.2
Total current assets	—	—	2,796.7	—	2,796.7
Investments in and advances to subsidiaries	2,301.4	2,023.3		(4,324.7)	—
Goodwill			2,381.0		2,381.0
Other non-current assets			807.4		807.4
Total other assets	2,301.4	2,023.3	3,188.4	(4,324.7)	3,188.4
Property, plant and equipment, net			2,742.3		2,742.3

Total assets	$2,301.4	$2,023.3	$8,727.4	$(4,324.7)	$8,727.4

Current liabilities :
Accounts payable and accrued liabilities	$—	$—	$1,507.3	$—	$1,507.3
Current portion of asbestos liability	175.0				175.0
Short-term loans and long-term debt due within one year	28.1		352.0	(28.1)	352.0
Total current liabilities	203.1	—	1,859.3	(28.1)	2,034.3
Long-term debt	250.0		3,257.5	(250.0)	3,257.5
Asbestos-related liabilities	310.1				310.1
Other non-current liabilities			1,389.1		1,389.1
Total share owners’ equity of the Company	1,538.2	2,023.3	2,023.3	(4,046.6)	1,538.2
Noncontrolling interests			198.2		198.2

Total liabilities and share owners’ equity	$2,301.4	$2,023.3	$8,727.4	$(4,324.7)	$8,727.4

	March 31, 2009
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Accounts receivable	$—	$—	$945.5	$—	$945.5
Inventories			1,044.8		1,044.8
Other current assets			426.6		426.6
Total current assets	—	—	2,416.9	—	2,416.9
Investments in and advances to subsidiaries	1,976.5	1,476.5		(3,453.0)	—
Goodwill			2,130.3		2,130.3
Other non-current assets			718.0		718.0
Total other assets	1,976.5	1,476.5	2,848.3	(3,453.0)	2,848.3
Property, plant, and equipment, net			2,486.4		2,486.4
Total assets	$1,976.5	$1,476.5	$7,751.6	$(3,453.0)	$7,751.6
Current liabilities :
Accounts payable and accrued liabilities	$—	$—	$1,308.5	$—	$1,308.5
Current portion of asbestos liability	175.0				175.0
Short-term loans and long-term debt due within one year			353.6		353.6
Total current liabilities	175.0	—	1,662.1	—	1,837.1
Long-term debt	508.0		2,964.0	(500.0)	2,972.0
Asbestos-related liabilities	285.5				285.5
Other non-current liabilities	(8.0)		1,408.8		1,400.8
Total share owners’ equity of the Company	1,016.0	1,476.5	1,476.5	(2,953.0)	1,016.0
Noncontrolling interests			240.2		240.2
Total liabilities and share owners’ equity	$1,976.5	$1,476.5	$7,751.6	$(3,453.0)	$7,751.6

	Three months ended March 31, 2010
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,582.5	$—	$1,582.5
Manufacturing, shipping, and delivery			(1,271.7)		(1,271.7)
Gross profit	—	—	310.8	—	310.8

Research, engineering, selling, administrative, and other			(148.4)		(148.4)
External interest expense	(5.5)		(50.1)		(55.6)
Intercompany interest expense		(5.5)	(5.5)	11.0	—
External interest income			4.4		4.4
Intercompany interest income	5.5	5.5		(11.0)	—
Equity earnings from subsidiaries	85.3	85.3		(170.6)	—
Other equity earnings			12.5		12.5
Other revenue			4.9		4.9
Earnings before income taxes	85.3	85.3	128.6	(170.6)	128.6
Provision for income taxes			(34.2)		(34.2)
Net earnings	85.3	85.3	94.4	(170.6)	94.4
Net earnings attributable to noncontrolling interest			(9.1)		(9.1)

Net earnings attributable to the Company	$85.3	$85.3	$85.3	$(170.6)	$85.3

	Three months ended March 31, 2009
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,519.0	$—	$1,519.0
Manufacturing, shipping, and delivery			(1,222.2)		(1,222.2)
Gross profit	—	—	296.8	—	296.8

Research, engineering, selling, administrative, and other			(185.2)		(185.2)
External interest expense	(9.7)		(38.4)		(48.1)
Intercompany interest expense		(9.7)	(9.7)	19.4	—
External interest income			8.5		8.5
Intercompany interest income	9.7	9.7		(19.4)	—
Equity earnings from subsidiaries	45.1	45.1		(90.2)	—
Other equity earnings			13.6		13.6
Other revenue			4.4		4.4
Earnings before income taxes	45.1	45.1	90.0	(90.2)	90.0
Provision for income taxes			(31.2)		(31.2)
Net earnings	45.1	45.1	58.8	(90.2)	58.8
Net earnings attributable to noncontrolling interest			(13.7)		(13.7)

Net earnings attributable to the Company	$45.1	$45.1	$45.1	$(90.2)	$45.1

	Three months ended March 31, 2010
			Non-
		Guarantor	Guarantor
Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash provided by (used in) operating activities	$(34.0)	$—	$58.5	$—	$24.5

Cash used in investing activities			(122.1)		(122.1)

Cash provided by (used in) financing activities	34.0		(223.3)		(189.3)

Effect of exchange rate change on cash			(3.4)		(3.4)

Net change in cash	—	—	(290.3)	—	(290.3)

Cash at beginning of period			811.7		811.7

Cash at end of period	$—	$—	$521.4	$—	$521.4

	Three months ended March 31, 2009
			Non-
		Guarantor	Guarantor
Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash provided by (used in) operating activities	$(34.8)	$—	$6.3	$—	$(28.5)

Cash used in investing activities			(44.9)		(44.9)

Cash provided by financing activities	34.8		30.3		65.1

Effect of exchange rate change on cash			(8.9)		(8.9)

Net change in cash	—	—	(17.2)	—	(17.2)

Cash at beginning of period			379.5		379.5

Cash at end of period	$—	$—	$362.3	$—	$362.3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Following are the Company’s net sales by segment and Segment Operating Profit for the three months ended March 31, 2010 and 2009.  The Company’s measure of profit for its reportable segments is Segment Operating Profit, which consists of consolidated earnings from continuing operations before interest income, interest expense, and provision for income taxes and excludes amounts related to certain items that management considers not representative of ongoing operations as well as certain retained corporate costs.  The segment data presented below is prepared in accordance with general accounting principles for segment reporting.  The line titled ‘reportable segment totals’, however, is a non-GAAP measure when presented outside of the financial statement footnotes.  Management has included ‘reportable segment totals’ below to facilitate the discussion and analysis of financial condition and results of operations.  The Company’s management uses Segment Operating Profit, in combination with net sales and selected cash flow information, to evaluate performance and to allocate resources.

	Three months ended March 31,
Net Sales:	2010	2009
Europe	$668.1	$612.9
North America	443.7	494.3
South America	210.9	214.0
Asia Pacific	250.5	182.0
Reportable segment totals	1,573.2	1,503.2
Other	9.3	15.8
Net Sales	$1,582.5	$1,519.0

	Three months ended March 31,
Segment Operating Profit:	2010	2009

Europe	$56.4	$44.2
North America	63.3	62.7
South America	41.7	60.0
Asia Pacific	36.8	25.0
Reportable segment totals	198.2	191.9

Items excluded from Segment Operating Profit:
Retained corporate costs and other	(18.4)	(11.9)
Restructuring and asset impairments	—	(50.4)
Interest income	4.4	8.5
Interest expense	(55.6)	(48.1)
Earnings before income taxes	128.6	90.0
Provision for income taxes	(34.2)	(31.2)
Net earnings	94.4	58.8
Net earnings attributable to noncontrolling interests	(9.1)	(13.7)
Net earnings attributable to the Company	$85.3	$45.1

Note:  All amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Quarters ended March 31, 2010 and 2009

Net sales were $63.5 million higher than the prior year principally resulting from the favorable effect of foreign currency exchange rates, partially offset by the impact of cost pass-through provisions on certain customer contracts.  The weaker U.S dollar in the first quarter of 2010 compared to the first quarter of 2009 increased net sales by approximately $146 million, but was partially offset by an approximate $56 million unfavorable impact due to the translation of the Company’s Venezuelan operations at the parallel market rate.  Glass container shipments, in tonnes, were consistent with prior year levels.

Segment Operating Profit for reportable segments was $6.3 million higher than the prior year.  Segment Operating Profit benefited from an increase in sales due to improved price and product mix.  The Company also recognized savings of approximately $28 million from permanent curtailment of plant capacity and realignment of selected operations.  Partially offsetting these benefits were higher unabsorbed fixed costs due to temporary production curtailments.  Segment Operating Profit also decreased approximately $2 million related to changes in foreign currency exchange rates.  The favorable effects of foreign currency exchange rates from the Company’s international operations excluding Venezuela increased Segment Operating Profit approximately $23 million, but were more than offset by an approximate $25 million unfavorable impact due to the translation of the Company’s Venezuelan operations at the parallel market rate and the negative impact of remeasuring its net monetary assets in Venezuela as the parallel market rate continued to devalue in the first quarter.

Interest expense for the first quarter of 2010 was $55.6 million compared with $48.1 million for the first quarter of 2009.  The increase is principally due to higher debt balances as a result of the Company’s debt issuance in May 2009 and the termination of interest rate swaps during the second quarter of 2009.

Interest income for the first quarter of 2010 was $4.4 million compared with $8.5 million for the first quarter of 2009.  The decrease is principally due to lower interest rates on investments, which more than offset the additional interest earned on the Company’s higher cash balance.

Net earnings attributable to the Company for 2010 were $85.3 million, or $0.50 per share (diluted), compared with $45.1 million, or $0.27 per share (diluted), for 2009.  Earnings in 2009 included items that management considered not representative of ongoing operations.  These items decreased net earnings in 2009 by $47.7 million, or $0.28 per share.

Cash payments for asbestos-related costs were $34.0 million for the three months ended March 31, 2010 compared with $34.8 million for the three months ended March 31, 2009.

Capital spending for property, plant and equipment was $96.8 million for the first quarter of 2010 compared with $46.6 million for the first quarter of 2009.  The increase in 2010 is due to the intentional deferral of capital expenditures in the first half of 2009 until later in the year given the economic conditions in the market during 2009.

Results of Operations —First Quarter of 2010 compared with First Quarter of 2009

Net Sales

The Company’s net sales in the first quarter of 2010 were $1,582.5 million compared with $1,519.0 million for the first quarter of 2009, an increase of $63.5 million, or 4.2%. For further information, see Segment Information included in Note 7 to the Condensed Consolidated Financial Statements.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales - 2009		$1,503.2
Price
Net effect of price and mix	$(5.8)
Cost pass-through provisions	(14.1)
Effects of changing foreign currency rates	89.9
Total effect on net sales		70.0
Net sales - 2010		$1,573.2

Cost pass-through provisions include monthly or quarterly contractual provisions as well as the transfer of certain third-party costs, such as shipping, to customers, primarily in North America.

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

Segment Operating Profit of reportable segments in the first quarter of 2010 was $198.2 million compared to $191.9 million for the first quarter of 2009, an increase of $6.3 million, or 3.3%.

The change in Segment Operating Profit of reportable segments can be summarized as follows (dollars in millions):

Segment Operating Profit - 2009		$191.9
Net effect of price and mix	$10.4
Effects of changing foreign currency rates	(2.0)
Manufacturing and delivery	0.9
Operating expenses	1.5
Other	(4.5)
Total net effect on Segment Operating Profit		6.3
Segment Operating Profit - 2010		$198.2

Interest Expense

Interest expense for the first quarter of 2010 was $55.6 million compared with $48.1 million for the first quarter of 2009.  The increase is principally due to higher debt balances as a result of the Company’s debt issuance in May 2009 and the termination of interest rate swaps during the second quarter of 2009.

Interest Income

Interest income for the first quarter of 2010 was $4.4 million compared with $8.5 million for the first quarter of 2009.  The decrease is principally due to lower interest rates on investments, which more than offset the additional interest earned on the Company’s higher cash balance.

Provision for Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2010 was 26.6%, compared with 34.7% for the first three months of 2009.  Excluding the effects of pretax items in both periods for which taxes are separately calculated and recorded, the Company expects that the full year effective tax rate for 2010 will approximate the 26.5% effective tax rate for 2009.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests in the first quarter of 2010 were $9.1 million compared with $13.7 million in the first quarter of 2009.  The decrease is primarily a result of lower segment operating profit in the Company’s South American segment in the first quarter of 2010.

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for the first quarter of 2010 was $18.4 million compared with $11.9 million for the first quarter of 2009.  The increased expense in 2010 is mainly attributable to increased employee benefit costs, primarily pension expense.

Restructuring and Asset Impairments

During the first quarter of 2009, the Company recorded charges totaling $50.4 million ($47.7 million after tax amount attributable to the Company), for restructuring and asset impairment. The charges reflected the decisions reached in the Company’s strategic review of its global manufacturing footprint. See Note 9 to the Condensed Consolidated Financial Statements for additional information.

As of December 31, 2009, the Company had concluded this strategic review of its manufacturing footprint.  On an ongoing basis, the Company will review its manufacturing operations, and it is possible that it will close selected facilities or production lines in the future.

Capital Resources and Liquidity

The Company’s total debt at March 31, 2010 was $3.47 billion, compared with $3.61 billion at December 31, 2009 and $3.33 billion at March 31, 2009.

On June 14, 2006, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  At March 31, 2010, the Agreement included a $900.0 million revolving credit facility, a 160.0 million Australian dollar term loan, and a 110.8 million Canadian dollar term loan, each of which has a final maturity date of June 15, 2012.  It also included a $189.5 million term loan and a €189.5 million term loan, each of which has a final maturity date of June 14, 2013.  At March 31, 2010, the Company’s subsidiary borrowers had unused credit of $766.1 million available under the Agreement.

The weighted average interest rate on borrowings outstanding under the Agreement at March 31, 2010 was 2.42%.

The Company assesses its capital raising and refinancing needs on an ongoing basis and may seek to issue equity and/or debt securities in the domestic and international capital markets if market conditions are favorable.

During October 2006, the Company entered into a €300 million European accounts receivable securitization program.  The program extends through October 2011, subject to annual renewal of backup credit lines.  In addition, the Company participates in a receivables financing program in the Asia Pacific region with a revolving funding commitment of 10 million New Zealand dollars that expire November 2010.

Information related to the Company’s accounts receivable securitization programs is as follows:

	March 31,	December 31,	March 31,
	2010	2009	2009

Balance (included in short-term loans)	$228.7	$289.0	$255.2

Weighted average interest rate	2.57%	2.52%	3.72%

For the three months ended March 31, 2010, cash provided by operating activities was $24.5 million compared with cash utilized in operating activities of $28.5 million for the three months ended March 31, 2009.  The increase in cash flows from operating activities was primarily due to continued improvements in inventory management.

Asbestos-related payments for the three months ended March 31, 2010 decreased $0.8 million to $34.0 million, compared with $34.8 million for the three months ended March 31, 2009.

The Company contributed $123.1 million to its non-U.S. defined benefit pension plans in 2009, including $49.5 million of accelerated 2010 contributions.  Based on current exchange rates, the Company expects to contribute approximately $10 million to $15 million to its non-U.S. defined benefit pension plans in 2010.  The Company is not required to make cash contributions to the U.S. defined benefit pension plans during 2010.  Depending on a number of factors, the Company may elect to contribute amounts in excess of minimum required amounts in order to improve the funded status of certain plans.

Capital spending for property, plant and equipment during the three months ended March 31, 2010 was $96.8 million compared with $46.6 million in the prior year.  In addition, the Company capitalized $0.8 million and $9.5 million in 2010 and 2009, respectively, under capital lease obligations with the related financing recorded as long-term debt.  Total capital spending for the full year 2009 was $427.6 million.  Based on current exchange rates, total capital spending for 2010 is expected to be up to $500 million.

As of March 31, 2010, the Company had $521.4 million in cash and cash equivalents.  The decrease from the December 31, 2009 balance of $811.7 million largely represents capital spending of $96.8 million, $25.8 million paid for the acquisition of Cristalerias Rosario and $144.2 million paid to purchase 4.3 million shares of the Company’s stock.  Most of the cash is held in mature, liquid markets where the Company has operations, such as North America, Europe and Australia and is readily available to fund global liquidity requirements.  Approximately 5% of the cash at March 31, 2010, is held in Venezuela where government restrictions on transfers of cash out of the country limit the Company’s ability to immediately access cash at the government’s official exchange rates.  The Company is able to access its cash in Venezuela through the market-driven parallel exchange process.

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

There have been no material changes in critical accounting estimates at March 31, 2010 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Forward Looking Statements

This document contains “forward looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Forward-looking statements reflect the Company’s current expectations and projections about future events at the time, and thus involve uncertainty and risk. It is possible the Company’s future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) foreign currency fluctuations relative to the U.S. dollar, (2) changes in capital availability or cost, including interest rate fluctuations, (3) the general political, economic and competitive conditions in markets and countries where the Company has its operations, including disruptions in capital markets, disruptions in the supply chain, competitive pricing pressures, inflation or deflation, and changes in tax rates and laws, (4) consumer preferences for alternative forms of packaging, (5) fluctuations in raw material and labor costs, (6) availability of raw materials, (7) costs and availability of energy, (8) transportation costs, (9) the ability of the Company to raise selling prices commensurate with energy and other cost increases, (10) consolidation among competitors and customers, (11) the ability of the Company to integrate operations of acquired businesses and achieve expected synergies, (12) unanticipated expenditures with respect to environmental, safety and health laws, (13) the performance by customers of their obligations under purchase agreements, and (14) the timing and occurrence of events which are beyond the control of the Company, including events related to asbestos-

related claims. It is not possible to foresee or identify all such factors. Any forward looking statements in this document are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. Forward-looking statements are not a guarantee of future performance and actual results or developments may differ materially from expectations. While the Company continually reviews trends and uncertainties affecting the Company’s results of operations and financial condition, the Company does not assume any obligation to update or supplement any particular forward looking statements contained in this document.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

There have been no material changes in market risk at March 31, 2010 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2010.

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

Item 1A.  Risk Factors.

There have been no material changes in risk factors at March 31, 2010 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in millions)

March 1 - March 31, 2010	4,344.7	$33.19	4,344.7	$205.8

The Company purchased the 4.3 million shares pursuant to authorization by its Board of Directors in September 2008 to purchase up to $350 million of the Company’s common stock until December 31, 2010.

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

Exhibit 101

Financial statements from the quarterly report on Form 10-Q of Owens-Illinois, Inc. for the quarter ended March 31, 2010, formatted in XBRL: (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

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

OWENS-ILLINOIS, INC.

Date	April 29, 2010	By	/s/ Edward C. White
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

101

Financial statements from the quarterly report on Form 10-Q of Owens-Illinois, Inc. for the quarter ended March 31, 2010, formatted in XBRL: (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

*                 This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.