Form 10-Q
period 2010-06-30
OWENS ILLINOIS INC /DE/
filed 2010-07-29
CIK 812074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

(Mark one)

☒                Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2010

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

Owens-Illinois, Inc. $.01 par value common stock — 163,550,740 shares at June 30, 2010.

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

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions, except per share amounts)

	Three months ended June 30,
	2010	2009
Net sales	$1,710.9	$1,807.0
Manufacturing, shipping, and delivery expense	(1,314.0)	(1,399.6)
Gross profit	396.9	407.4

Selling and administrative expense	(125.6)	(122.4)
Research, development, and engineering expense	(15.2)	(14.1)
Interest expense	(60.0)	(57.9)
Interest income	3.8	6.5
Equity earnings	13.6	14.1
Royalties and net technical assistance	4.2	3.5
Other income	1.5	0.9
Other expense	(9.6)	(26.0)

Earnings from continuing operations before income taxes	209.6	212.0
Provision for income taxes	(54.7)	(49.5)
Net earnings	154.9	162.5
Net earnings attributable to noncontrolling interests	(13.8)	(13.2)
Net earnings attributable to the Company	$141.1	$149.3

Basic earnings per share	$0.86	$0.89
Weighted average shares outstanding (thousands)	163,501	167,764

Diluted earnings per share	$0.85	$0.88
Weighted diluted average shares (thousands)	166,459	170,493

Comprehensive income (loss):
Net earnings	$154.9	$162.5
Foreign currency translation adjustments	(156.2)	304.2
Pension and other postretirement benefit adjustments, net of tax	25.7	(25.7)
Change in fair value of derivative instruments, net of tax	4.8	14.8
Total comprehensive income	29.2	455.8
Comprehensive income attributable to noncontrolling interests	(11.7)	(30.5)
Comprehensive income attributable to the Company	$17.5	$425.3

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions, except per share amounts)

	Six months ended June 30,
	2010	2009
Net sales	$3,293.4	$3,326.0
Manufacturing, shipping, and delivery expense	(2,585.7)	(2,621.8)
Gross profit	707.7	704.2

Selling and administrative expense	(246.6)	(240.9)
Research, development, and engineering expense	(29.1)	(28.0)
Interest expense	(115.6)	(106.0)
Interest income	8.2	15.0
Equity earnings	26.1	27.7
Royalties and net technical assistance	8.0	6.3
Other income	2.6	2.5
Other expense	(23.1)	(78.8)

Earnings from continuing operations before income taxes	338.2	302.0
Provision for income taxes	(88.9)	(80.7)
Net earnings	249.3	221.3
Net earnings attributable to noncontrolling interests	(22.9)	(26.9)
Net earnings attributable to the Company	$226.4	$194.4

Basic earnings per share	$1.36	$1.16
Weighted average shares outstanding (thousands)	165,431	167,424

Diluted earnings per share	$1.34	$1.15
Weighted diluted average shares (thousands)	168,555	169,481

Comprehensive income (loss):
Net earnings	$249.3	$221.3
Foreign currency translation adjustments	(192.0)	210.6
Pension and other postretirement benefit adjustments, net of tax	57.4	(15.2)
Change in fair value of derivative instruments, net of tax	(1.1)	8.8
Total comprehensive income	113.6	425.5
Comprehensive income attributable to noncontrolling interests	(21.0)	(34.9)
Comprehensive income attributable to the Company	$92.6	$390.6

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	June 30,	December 31,	June 30,
	2010	2009	2009
Assets
Current assets:
Cash and cash equivalents	$682.3	$811.7	$677.2
Short-term investments, at cost which approximates market	0.7	0.9	4.8
Receivables, less allowances for losses and discounts ($32.2 at June 30, 2010, $36.5 at December 31, 2009, and $37.0 at June 30, 2009)	1,099.2	1,004.2	1,126.4
Inventories	874.0	900.3	1,039.0
Prepaid expenses	71.8	79.6	70.0

Total current assets	2,728.0	2,796.7	2,917.4

Investments and other assets:
Equity investments	106.0	114.3	115.7
Repair parts inventories	138.3	125.1	139.9
Prepaid pension	41.1	46.3
Deposits, receivables, and other assets	495.2	521.7	498.1
Goodwill	2,221.7	2,381.0	2,290.8

Total other assets	3,002.3	3,188.4	3,044.5

Property, plant, and equipment, at cost	6,297.3	6,618.9	6,206.3
Less accumulated depreciation	3,669.4	3,876.6	3,554.0

Net property, plant, and equipment	2,627.9	2,742.3	2,652.3

Total assets	$8,358.2	$8,727.4	$8,614.2

CONDENSED CONSOLIDATED BALANCE SHEETS — Continued

	June 30,	December 31,	June 30,
	2010	2009	2009
Liabilities and Share Owners’ Equity
Current liabilities:
Short-term loans and long-term debt due within one year	$272.7	$352.0	$357.8
Current portion of asbestos-related liabilities	175.0	175.0	175.0
Accounts payable	812.9	863.2	802.5
Other liabilities	658.4	644.1	622.6

Total current liabilities	1,919.0	2,034.3	1,957.9

Long-term debt	3,227.8	3,257.5	3,284.4
Deferred taxes	159.9	186.3	154.2
Pension benefits	533.6	577.6	712.4
Nonpension postretirement benefits	264.5	266.7	239.0
Other liabilities	276.7	358.5	349.7
Asbestos-related liabilities	233.0	310.1	236.1
Commitments and contingencies
Share owners’ equity:
Share owners’ equity of the Company:
Common stock, par value $.01 per share, 250,000,000 shares authorized, 180,746,135, 179,923,309, and 179,791,262 shares issued (including treasury shares), respectively	1.8	1.8	1.8
Capital in excess of par value	3,046.6	2,941.9	2,927.6
Treasury stock, at cost, 17,195,395, 11,322,544, and 11,409,253 shares, respectively	(414.3)	(217.1)	(218.8)
Retained earnings	355.8	129.4	162.0
Accumulated other comprehensive loss	(1,451.6)	(1,317.8)	(1,424.4)
Total share owners’ equity of the Company	1,538.3	1,538.2	1,448.2
Noncontrolling interests	205.4	198.2	232.3
Total share owners’ equity	1,743.7	1,736.4	1,680.5
Total liabilities and share owners’ equity	$8,358.2	$8,727.4	$8,614.2

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in millions)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net earnings	$249.3	$221.3
Non-cash charges (credits):
Depreciation	177.4	182.2
Amortization of intangibles and other deferred items	12.6	9.3
Amortization of finance fees and debt discount	8.6	4.0
Deferred tax benefit	(7.7)	(0.4)
Restructuring and asset impairment	8.0	55.6
Other	92.0	41.1
Asbestos-related payments	(77.2)	(84.2)
Cash paid for restructuring activities	(31.2)	(33.2)
Change in non-current operating assets	(26.5)	11.1
Change in non-current liabilities	(30.1)	(67.7)
Change in components of working capital	(200.6)	(155.9)
Cash provided by operating activities	174.6	183.2
Cash flows from investing activities:
Additions to property, plant, and equipment	(236.5)	(124.1)
Acquisitions, net of cash acquired	(25.8)
Advances to equity affiliate - net		1.6
Change in short-term investments	0.3
Net cash proceeds related to sale of assets	0.3	4.2
Cash utilized in investing activities	(261.7)	(118.3)
Cash flows from financing activities:
Additions to long-term debt	690.0	1,070.4
Repayments of long-term debt	(490.0)	(745.8)
Decrease in short-term loans	(8.4)	(65.5)
Net receipts for hedging activity	21.5	29.1
Payment of finance fees	(17.9)	(11.8)
Dividends paid to noncontrolling interests	(21.7)	(55.4)
Treasury shares purchased	(199.2)
Issuance of common stock and other	3.5	4.3
Cash provided by (utilized in) financing activities	(22.2)	225.3
Effect of exchange rate fluctuations on cash	(20.1)	7.5
Increase (decrease) in cash	(129.4)	297.7
Cash at beginning of period	811.7	379.5
Cash at end of period	$682.3	$677.2

See accompanying notes.

OWENS-ILLINOIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tabular data dollars in millions,

except share and per share amounts

1.              Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,
	2010	2009
Numerator:
Net earnings attributable to the Company	$141.1	$149.3
Net earnings attributable to participating securities	(0.4)	(0.5)

Numerator for basic earnings per share - income available to common share owners	$140.7	$148.8

Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	163,501,124	167,764,443

Effect of dilutive securities:
Stock options and other	2,958,181	2,728,813

Denominator for diluted earnings per share - adjusted weighted average shares outstanding	166,459,305	170,493,256

Basic earnings per share	$0.86	$0.89

Diluted earnings per share	$0.85	$0.88

Options to purchase 687,254 and 1,043,714 weighted average shares of common stock that were outstanding during the three months ended June 30, 2010 and 2009, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

The following table sets forth the computation of basic and diluted earnings per share:

	Six months ended June 30,
	2010	2009
Numerator:
Net earnings attributable to the Company	$226.4	$194.4
Net earnings attributable to participating securities	(0.7)	(0.6)

Numerator for basic earnings per share - income available to common share owners	$225.7	$193.8

Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	165,430,571	167,423,900

Effect of dilutive securities:
Stock options and other	3,124,033	2,057,253

Denominator for diluted earnings per share - adjusted weighted average shares outstanding	168,554,604	169,481,153

Basic earnings per share	$1.36	$1.16

Diluted earnings per share	$1.34	$1.15

Options to purchase 541,173 and 1,594,799 weighted average shares of common stock that were outstanding during the six months ended June 30, 2010 and 2009, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

The 2015 Exchangeable Notes have a dilutive effect only in those periods in which the Company’s average stock price exceeds the exchange price of $47.47 per share.  For the three and six months ended June 30, 2010, the Company’s average stock price did not exceed the exchange price.  Therefore, the potentially issuable shares resulting from the settlement of the 2015 Exchangeable Notes were not included in the calculation of diluted earnings per share.  See Note 2 for additional information on the 2015 Exchangeable Notes.

2.  Debt

The following table summarizes the long-term debt of the Company:

	June 30,	December 31,	June 30,
	2010	2009	2009
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$—	$—
Term Loans:
Term Loan A (160.0 million AUD at June 30, 2010)	136.1	143.9	182.9
Term Loan B	189.5	189.5	191.5
Term Loan C (110.8 million CAD at June 30, 2010)	105.1	105.4	96.0
Term Loan D (€189.5 million at June 30, 2010)	231.5	273.5	270.5
Senior Notes:
8.25%, due 2013		460.4	462.0
6.75%, due 2014	400.0	400.0	400.0
6.75%, due 2014 (€225 million)	274.9	324.7	317.8
3.00%, Exchangeable, due 2015	599.0
7.375%, due 2016	583.5	582.1	580.7
6.875%, due 2017 (€300 million)	366.5	432.9	423.7
Senior Debentures:
7.50%, due 2010		28.3	28.6
7.80%, due 2018	250.0	250.0	250.0
Other	108.1	116.5	124.0
Total long-term debt	3,244.2	3,307.2	3,327.7
Less amounts due within one year	16.4	49.7	43.3
Long-term debt	$3,227.8	$3,257.5	$3,284.4

On June 14, 2006, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  At June 30, 2010, the Agreement included a $900.0 million revolving credit facility, a 160.0 million Australian dollar term loan, and a 110.8 million Canadian dollar term loan, each of which has a final maturity date of June 15, 2012.  It also included a $189.5 million term loan and a €189.5 million term loan, each of which has a final maturity date of June 14, 2013.  At June 30, 2010, the Company’s subsidiary borrowers had unused credit of $725.2 million available under the Agreement.

The weighted average interest rate on borrowings outstanding under the Agreement at June 30, 2010 was 2.62%.

During May 2010, a subsidiary of the Company issued exchangeable senior notes with a face value of $690.0 million due June 1, 2015 (“2015 Exchangeable Notes”).  The 2015 Exchangeable Notes bear interest at 3.00% and are guaranteed by substantially all of the Company’s domestic subsidiaries.  The net proceeds, after deducting debt issuance costs, totaled approximately $672 million.

Upon exchange of the 2015 Exchangeable Notes, under the terms outlined below, the issuer of the 2015 Exchangeable Notes is required to settle the principal amount in cash and the Company is required to settle the exchange premium in shares of the Company’s common stock. The exchange premium is calculated as the value of the Company’s common stock in excess of the initial exchange price of approximately $47.47 per share, which is equivalent to an exchange rate of 21.0642 per $1,000 principal amount of the 2015 Exchangeable Notes.  The exchange rate may be adjusted upon the occurrence of certain events or corporate transactions.

Prior to March 1, 2015, the 2015 Exchangeable Notes may be exchanged only if (1) the price of the Company’s common stock exceeds $61.71 (130% of the exchange price) for a specified period of time, (2) the trading price of the 2015 Exchangeable Notes falls below 98% of the average exchange value of the 2015 Exchangeable Notes for a specified period of time (trading price was 164% of exchange value at June 30, 2010), or (3) upon the occurrence of specified corporate transactions.  The 2015 Exchangeable Notes may be exchanged without restrictions on or after March 1, 2015.  As of June 30, 2010, the 2015 Exchangeable Notes are not exchangeable by the holders.

The value of the exchange feature of the 2015 Exchangeable Notes was computed using the Company’s non-exchangeable debt borrowing rate at the date of issuance of 6.15% and was accounted for as a debt discount and a corresponding increase to share owners’ equity.  The carrying values of the liability and equity components at June 30, 2010 are as follows:

Principal amount of exchangeable notes	$690.0
Unamortized discount on exchangeable notes	91.0
Net carrying amount of liability component	$599.0

Carrying amount of equity component	$93.4

The debt discount is being amortized over the life of the 2015 Exchangeable Notes.  The amount of interest expense recognized on the 2015 Exchangeable Notes for the three months ended June 30, 2010 is as follows:

Contractual coupon interest	$3.1
Amortization of discount on exchangeable notes	2.4
Total interest expense	$5.5

During June 2010, a subsidiary of the Company redeemed all $450.0 million of the 8.25% senior notes due 2013.  During the second quarter of 2010, the Company recorded $9.0 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees.  In addition, the Company recorded a reduction of interest expense of $9.0 million during the second quarter of 2010 to recognize the unamortized proceeds from terminated interest rate swaps on these notes.

During October 2006, the Company entered into a €300 million European accounts receivable securitization program.  The program extends through October 2011, subject to annual renewal of backup credit lines.  In addition, the Company participates in a receivables financing program in the Asia Pacific region with a revolving funding commitment of 10 million New Zealand dollars that expires October 2010.

Information related to the Company’s accounts receivable securitization programs is as follows:

	June 30,	December 31,	June 30,
	2010	2009	2009

Balance (included in short-term loans)	$234.4	$289.0	$289.5

Weighted average interest rate	2.26%	2.52%	2.18%

The carrying amounts reported for the accounts receivable securitization programs, and certain long-term debt obligations subject to frequently redetermined interest rates, approximate fair value.  Fair values for the Company’s significant fixed rate debt obligations are generally based on published market quotations.

Fair values at June 30, 2010 of the Company’s significant fixed rate debt obligations are as follows:

	Principal Amount	Indicated	Fair Value
	(millions of	Market	(millions of
	dollars)	Price	dollars)

Senior Notes:
6.75%, due 2014	$400.0	101.75	$407.0
6.75%, due 2014 (€225 million)	274.9	100.66	276.7
3.00%, Exchangeable, due 2015	690.0	91.47	631.1
7.375%, due 2016	600.0	104.50	627.0
6.875%, due 2017 (€300 million)	366.5	98.63	361.5
Senior Debentures:
7.80%, due 2018	250.0	104.50	261.3

3.  Supplemental Cash Flow Information

	Six months ended June 30,
	2010	2009

Interest paid in cash	$112.9	$95.7

Income taxes paid in cash	54.0	80.6

Cash interest for 2010 includes note repurchase premiums related to the June 2010 redemption of the Company’s 8.25% senior notes due 2013.  Cash interest for 2009 includes note repurchase premiums and the proceeds from the settlement of interest rate swaps related to the May 2009 tender of the Company’s 7.50% senior debentures due 2010.

4.  Share Owners’ Equity

The activity in share owners’ equity for the three months ended June 30, 2010 and 2009 is as follows:

	Share Owners’ Equity of the Company
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Share Owners’ Equity

Balance on April 1, 2010	$1.8	$2,948.9	$(360.4)	$214.7	$(1,328.0)	$209.6	$1,686.6
Issuance of common stock (0.2 million shares)		6.3					6.3
Reissuance of common stock (0.1 million shares)		0.4	1.1				1.5
Treasury shares purchased (1.6 million shares)			(55.0)				(55.0)
Issuance of exchangeable notes		91.0					91.0
Comprehensive income:
Net earnings				141.1		13.8	154.9
Foreign currency translation adjustments					(154.1)	(2.1)	(156.2)
Pension and other postretirement benefit adjustments, net of tax					25.7		25.7
Change in fair value of derivative instruments, net of tax					4.8		4.8
Dividends paid to noncontrolling interests on subsidiary common stock						(15.9)	(15.9)
Balance on June 30, 2010	$1.8	$3,046.6	$(414.3)	$355.8	$(1,451.6)	$205.4	$1,743.7

	Share Owners’ Equity of the Company
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Share Owners’ Equity

Balance on April 1, 2009	$1.8	$2,921.8	$(219.9)	$12.7	$(1,700.4)	$240.2	$1,256.2
Issuance of common stock (0.04 million shares)		5.6					5.6
Reissuance of common stock (0.1 million shares)		0.2	1.1				1.3
Comprehensive income:
Net earnings				149.3		13.2	162.5
Foreign currency translation adjustments					286.9	17.3	304.2
Pension and other postretirement benefit adjustments, net of tax					(25.7)		(25.7)
Change in fair value of derivative instruments, net of tax					14.8		14.8
Dividends paid to noncontrolling interests on subsidiary common stock						(38.4)	(38.4)
Balance on June 30, 2009	$1.8	$2,927.6	$(218.8)	$162.0	$(1,424.4)	$232.3	$1,680.5

The activity in share owners’ equity for the six months ended June 30, 2010 and 2009 is as follows:

	Share Owners’ Equity of the Company
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Share Owners’ Equity

Balance on January 1, 2010	$1.8	$2,941.9	$(217.1)	$129.4	$(1,317.8)	$198.2	$1,736.4
Issuance of common stock (0.8 million shares)		12.8					12.8
Reissuance of common stock (0.1 million shares)		0.9	2.0				2.9
Treasury shares purchased (6.0 million shares)			(199.2)				(199.2)
Issuance of exchangeable notes		91.0					91.0
Comprehensive income:
Net earnings				226.4		22.9	249.3
Foreign currency translation adjustments					(190.1)	(1.9)	(192.0)
Pension and other postretirement benefit adjustments, net of tax					57.4		57.4
Change in fair value of derivative instruments, net of tax					(1.1)		(1.1)
Noncontrolling interests’ share of acquisition						7.9	7.9
Dividends paid to noncontrolling interests on subsidiary common stock						(21.7)	(21.7)
Balance on June 30, 2010	$1.8	$3,046.6	$(414.3)	$355.8	$(1,451.6)	$205.4	$1,743.7

	Share Owners’ Equity of the Company
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Share Owners’ Equity

Balance on January 1, 2009	$1.8	$2,913.3	$(221.5)	$(32.4)	$(1,620.6)	$252.8	$1,293.4
Issuance of common stock (1.1 million shares)		14.1					14.1
Reissuance of common stock (0.2 million shares)		0.2	2.7				2.9
Comprehensive income:
Net earnings				194.4		26.9	221.3
Foreign currency translation adjustments					202.6	8.0	210.6
Pension and other postretirement benefit adjustments, net of tax					(15.2)		(15.2)
Change in fair value of derivative instruments, net of tax					8.8		8.8
Dividends paid to noncontrolling interests on subsidiary common stock						(55.4)	(55.4)
Balance on June 30, 2009	$1.8	$2,927.6	$(218.8)	$162.0	$(1,424.4)	$232.3	$1,680.5

During the first six months of 2010, the Company purchased 6.0 million shares of its common stock for $199.2 million pursuant to authorization by its Board of Directors in September 2008 to purchase up to $350 million of the Company common stock.

5.  Inventories

Major classes of inventory are as follows:

	June 30,	December 31,	June 30,
	2010	2009	2009

Finished goods	$723.0	$741.5	$860.3
Raw materials	101.2	107.4	126.2
Operating supplies	49.8	51.4	52.5

	$874.0	$900.3	$1,039.0

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

As of June 30, 2010, the Company has determined that it is a named defendant in asbestos lawsuits and claims involving approximately 6,400 plaintiffs and claimants.  Based on an analysis of the lawsuits pending as of December 31, 2009, approximately 79% of plaintiffs either do not specify the monetary damages sought, or in the case of court filings, claim an amount sufficient to invoke the jurisdictional minimum of the trial court.  Approximately 20% of plaintiffs specifically plead damages of $15 million or less, and 1% of plaintiffs specifically plead damages greater than $15 million but less than $100 million.  Fewer than 1% of plaintiffs specifically plead damages $100 million or greater but less than $122 million.

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

In addition to the pending claims set forth above, the Company has claims-handling agreements in place with many plaintiffs’ counsel throughout the country.  These agreements require evaluation and negotiation regarding whether particular claimants qualify under the criteria established by such agreements. The criteria for such claims include verification of a compensable illness and a reasonable probability of exposure to a product manufactured by the Company’s former business unit during its manufacturing period ending in 1958.  Some plaintiffs’ counsel have historically withheld claims under these agreements for later presentation while focusing their attention on active litigation in the tort system.  The Company believes that as of June 30, 2010 there are approximately 800 claims against other defendants which are likely to be asserted some time in the future against the Company. These claims are not included in the pending “lawsuits and claims” totals set forth above.

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

Since receiving its first asbestos claim, the Company as of June 30, 2010, has disposed of the asbestos claims of approximately 380,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $7,700.  Certain of these dispositions have included deferred amounts payable over a number of years.  Deferred amounts payable totaled approximately $39.8 million at June 30, 2010 ($36.3 million at December 31, 2009) and are included in the foregoing average indemnity payment per claim.  The Company’s indemnity payments for these claims have varied on a per claim basis, and are expected to continue to vary considerably over time.  As discussed above, a part of the Company’s objective is to achieve, where possible, resolution of asbestos claims pursuant to claims-handling agreements.  Failure of claimants to meet certain medical and product exposure criteria in the Company’s administrative claims handling agreements has generally reduced the number of marginal or suspect claims that would otherwise have been received. This may have the effect of increasing the Company’s per-claim average indemnity payment over time.

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

Financial information for the three-month periods ended June 30, 2010 and 2009 regarding the Company’s reportable segments is as follows:

Net sales:	2010	2009
Europe	$715.6	$793.9
North America	516.2	560.5
South America	247.5	249.9
Asia Pacific	223.1	192.7

Reportable segment totals	1,702.4	1,797.0
Other	8.5	10.0
Net sales	$1,710.9	$1,807.0

Segment Operating Profit:	2010	2009

Europe	$104.5	$120.4
North America	87.5	103.1
South America	64.3	57.0
Asia Pacific	30.8	11.4
Reportable segment totals	287.1	291.9

Items excluded from Segment Operating Profit:
Retained corporate costs and other	(13.3)	(23.3)
Restructuring and asset impairments	(8.0)	(5.2)
Interest income	3.8	6.5
Interest expense	(60.0)	(57.9)
Earnings before income taxes	$209.6	$212.0

Financial information for the six-month periods ended June 30, 2010 and 2009 regarding the Company’s reportable segments is as follows:

Net sales:	2010	2009
Europe	$1,383.6	$1,406.8
North America	959.9	1,054.7
South America	458.5	463.9
Asia Pacific	473.6	374.8

Reportable segment totals	3,275.6	3,300.2
Other	17.8	25.8
Net sales	$3,293.4	$3,326.0

Segment Operating Profit:	2010	2009

Europe	$160.9	$164.6
North America	150.8	165.8
South America	106.0	117.0
Asia Pacific	67.6	36.4
Reportable segment totals	485.3	483.8

Items excluded from Segment Operating Profit:
Retained corporate costs and other	(31.7)	(35.2)
Restructuring and asset impairments	(8.0)	(55.6)
Interest income	8.2	15.0
Interest expense	(115.6)	(106.0)
Earnings before income taxes	$338.2	$302.0

Financial information regarding the Company’s total assets is as follows:

	June 30,	December 31,	June 30,
Total assets:	2010	2009	2009
Europe	$3,401.9	$3,852.3	$3,853.9
North America	2,005.3	1,899.8	1,927.4
South America	902.9	855.9	992.2
Asia Pacific	1,610.1	1,683.0	1,470.2

Reportable segment totals	7,920.2	8,291.0	8,243.7
Other	438.0	436.4	370.5
Consolidated totals	$8,358.2	$8,727.4	$8,614.2

8. Other Expense

Other expense in 2010 includes foreign currency exchange gains and losses recognized by the Company to revalue its net monetary assets in Venezuela due to fluctuations in the exchange rate, and amounted to approximately $8 million of losses in the first quarter and $6 million of gains in the second quarter.  See Note 13 for additional information.

During the three and six months ended June 30, 2010, the Company recorded charges totaling $8.0 million ($7.9 million after tax amount attributable to the Company), for restructuring and asset impairment related to the Company’s strategic review of its global manufacturing footprint.  See Note 9 for additional information.

During the second quarter of 2009, the Company recorded charges totaling $5.2 million (pretax and after tax amount attributable to the Company), for restructuring and asset impairment related to the Company’s strategic review of its global manufacturing footprint.  The total of all such charges for the six months ended June 30, 2009 was $55.6 million ($52.9 million after tax amount attributable to the Company).  See Note 9 for additional information.

9.  Restructuring Accruals

Beginning in 2007, the Company commenced a strategic review of its global profitability and manufacturing footprint.  The combined 2007, 2008, 2009 and 2010 charges, amounting to $409.3 million ($341.0 million after tax amount attributable to the Company), reflect the decisions reached by the Company in its strategic review of its global manufacturing footprint. The related curtailment of plant capacity and realignment of selected operations will result in an overall reduction in the Company’s workforce of approximately 3,250 jobs.  Amounts recorded by the Company do not include any gains that may be realized upon the ultimate sale or disposition of closed facilities.

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

2007

During the third and fourth quarters of 2007, the Company recorded charges totaling $55.3 million ($40.2 million after tax) for restructuring and asset impairment in Europe and North America.  The curtailment of plant capacity resulted in elimination of approximately 560 jobs and a corresponding reduction in the Company’s workforce.

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

2010

As of December 31, 2009, the Company had concluded its global manufacturing footprint review.  During the second quarter of 2010, the Company recorded charges totaling $8.0 million ($7.9 million after tax amount attributable to the Company) for restructuring and asset impairment related to the completion of certain previously announced actions, primarily in North America.

The Company expects that the majority of the remaining estimated cash expenditures related to the above charges will be paid out by the end of 2010.

Selected information related to the restructuring accrual is as follows:

	Employee Costs	Asset Impairment	Other	Total

2007 Charges	$26.1	$22.3	$6.9	$55.3
Write-down of assets to net realizable value	—	(22.3)	(2.4)	(24.7)
Balance at December 31, 2007	26.1	—	4.5	30.6
2008 charges	70.1	32.5	29.8	132.4
Write-down of assets to net realizable value		(32.5)	(4.7)	(37.2)
Net cash paid, principally severance and related benefits	(35.6)		(7.2)	(42.8)
Other, principally foreign exchange translation	(13.0)		(6.1)	(19.1)
Balance at December 31, 2008	47.6	—	16.3	63.9
2009 charges	116.3	78.7	18.6	213.6
Write-down of assets to net realizable value		(78.7)		(78.7)
Net cash paid, principally severance and related benefits	(60.8)		(7.5)	(68.3)
Other, principally foreign exchange translation	(8.8)		(1.6)	(10.4)
Balance at December 31, 2009	94.3	—	25.8	120.1
Net cash paid, principally severance and related benefits	(17.9)		(1.0)	(18.9)
Other, principally foreign exchange translation	(1.1)			(1.1)
Balance at March 31, 2010	75.3	—	24.8	100.1
Second quarter 2010 charges	(2.3)	0.7	9.6	8.0
Write-down of assets to net realizable value		(0.7)		(0.7)
Net cash paid, principally severance and related benefits	(9.0)		(3.3)	(12.3)
Other, principally foreign exchange translation	(3.4)		(0.9)	(4.3)
Balance at June 30, 2010	$60.6	$—	$30.2	$90.8

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

During the second quarter of 2009, the Company completed a tender offer for its $250 million senior debentures due 2010.  As a result of the tender offer, the Company extinguished $221.9 million of the senior debentures and terminated the related interest rate swap agreements for proceeds of $5.0 million.  The Company recognized $4.4 million of the proceeds as a reduction to interest expense upon the termination of the interest rate swap agreements, while the remaining proceeds were recognized as a reduction to interest expense over the remaining life of the outstanding senior debentures, which matured in May 2010.

During the second quarter of 2009, the Company’s interest rate swaps related to the $450 million senior notes due 2013 were terminated.  The Company received proceeds of $12.4 million which were recorded as an adjustment to debt and were to be recognized as a reduction to interest expense over the remaining life of the senior notes due 2013.  During the second quarter of 2010, a subsidiary of the Company redeemed the senior notes due 2013.  Accordingly, the remaining unamortized proceeds from the terminated interest rate swaps were recognized in the second quarter as a reduction to interest expense.  See Note 2 for additional information.

The effect of the interest rate swaps on the results of operations for the three and six months ended June 30, 2010 and 2009 is as follows:

	Amount of Gain (Loss) Recognized in Interest Expense
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Interest Rate Swaps		$(7.0)		$(11.0)
Related long-term debt		7.0		11.0
Proceeds recognized and amortized for terminated interest rate swaps	$9.7	4.8	$10.6	4.8
Net impact on interest expense	$9.7	$4.8	$10.6	$4.8

Commodity Futures Contracts Designated as Cash Flow Hedges

The Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows. The Company continually evaluates the natural gas market with respect to its forecasted usage requirements over the next twelve to twenty-four months and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements over that period. At June 30, 2010, the Company had entered into commodity futures contracts covering approximately 4,800,000 MM BTUs over that period.  The volume of natural gas covered by commodity futures contracts is lower than prior periods because the renegotiation of several large customer contracts in North

America reduced the Company’s exposure to gas price volatility through provisions that pass the price of natural gas to the customer.

The Company accounts for the above futures contracts as cash flow hedges at June 30, 2010 and recognizes them on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owners’ equity (“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. At June 30, 2010, an unrecognized loss of $2.4 million (pretax and after tax) related to the commodity futures contracts was included in Accumulated OCI, and will be reclassified into earnings over the next twelve to twenty-four months.  Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.  The ineffectiveness related to these natural gas hedges for the three and six months ended June 30, 2010 and 2009 was not material.

The effect of the commodity futures contracts on the results of operations for the three months ended June 30, 2010 and 2009 is as follows:

Amount of Gain (Loss) Recognized in OCI on Commodity Futures Contracts (Effective Portion)		Amount of Loss Reclassified from Accumulated OCI into Income (reported in manufacturing, shipping, and delivery) (Effective Portion)
2010	2009	2010	2009

$1.2	$(1.7)	$(3.6)	$(16.5)

The effect of the commodity futures contracts on the results of operations for the six months ended June 30, 2010 and 2009 is as follows:

		Amount of Loss
		Reclassified from
Amount of Loss		Accumulated OCI into
Recognized in OCI on		Income (reported in
Commodity Futures Contracts		manufacturing, shipping, and
(Effective Portion)		delivery) (Effective Portion)
2010	2009	2010	2009

$(6.0)	$(21.0)	$(4.9)	$(29.8)

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

The effect of the net investment hedge on the results of operations for the three months ended June 30, 2010 and 2009 is as follows:

			Amount of Gain (Loss)
Amount of Gain (Loss)		Location of Gain (Loss)	Reclassified from Accumulated
Recognized in OCI		Reclassified from Accumulated	OCI into Income
2010	2009	OCI into Income	2010	2009

$27.2	$(20.7)	N/A	$—	$—

The effect of the net investment hedge on the results of operations for the six months ended June 30, 2010 and 2009 is as follows:

			Amount of Gain (Loss)
Amount of Gain (Loss)		Location of Gain (Loss)	Reclassified from Accumulated
Recognized in OCI		Reclassified from Accumulated	OCI into Income
2010	2009	OCI into Income	2010	2009

$50.7	$(1.3)	N/A	$—	$—

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

At June 30, 2010, various subsidiaries of the Company had outstanding forward exchange and option agreements denominated in various currencies covering the equivalent of approximately $610 million related primarily to intercompany transactions and loans.

The effect of the forward exchange contracts on the results of operations for the three months ended June 30, 2010 and 2009 is as follows:

	Amount of Gain
Location of Gain (Loss)	Recognized in Income on
Recognized in Income on	Forward Exchange Contracts
Forward Exchange Contracts	2010	2009

Other expense	$18.1	$1.2

The effect of the forward exchange contracts on the results of operations for the six months ended June 30, 2010 and 2009 is as follows:

	Amount of Gain
Location of Gain (Loss)	Recognized in Income on
Recognized in Income on	Forward Exchange Contracts
Forward Exchange Contracts	2010	2009

Other expense	$41.0	$11.8

Balance Sheet Classification

The Company records the fair values of derivative financial instruments on the balance sheet as follows: (a) receivables if the instrument has a positive fair value and maturity within one year, (b) deposits, receivables, and other assets if the instrument has a positive fair value and maturity after one year, (c) other accrued liabilities or other liabilities (current) if the instrument has a negative fair value and maturity within one year, and (d) other liabilities if the instrument has a negative fair value and maturity after one year.  The following table shows the amount and classification (as noted above) of the Company’s derivatives:

	Balance	Fair Value
	Sheet Location	June 30, 2010	December 31, 2009	June 30, 2009

Asset Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	a	$—	$0.4	$—
Commodity futures contracts	b	0.1
Commodity futures contracts	c		0.1
Total derivatives designated as hedging instruments		0.1	0.5	—

Derivatives not designated as hedging instruments:
Foreign exchange contracts	a	23.7	6.0	5.5
Foreign exchange contracts	b	2.3		0.3
Foreign exchange contracts	c	0.1	0.2	0.1
Total derivatives not designated as hedging instruments		26.1	6.2	5.9
Total asset derivatives		$26.2	$6.7	$5.9

Liability Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	c	$2.5	$1.8	$28.6
Total derivatives designated as hedging instruments		2.5	1.8	28.6

Derivatives not designated as hedging instruments:
Foreign exchange contracts	c	6.4	2.9	13.9
Total derivatives not designated as hedging instruments		6.4	2.9	13.9
Total liability derivatives		$8.9	$4.7	$42.5

11.  Pensions Benefit Plans and Other Postretirement Benefits

The components of the net periodic pension cost for the three months ended June 30, 2010 and 2009 are as follows:

	2010	2009
Service cost	$11.0	$10.4
Interest cost	51.0	53.2
Expected asset return	(66.4)	(69.0)

Amortization:
Prior service credit	(0.2)	(0.2)
Actuarial loss	22.4	10.9

Net amortization	22.2	10.7

Net periodic pension cost	$17.8	$5.3

The components of the net periodic pension cost for the six months ended June 30, 2010 and 2009 are as follows:

	2010	2009
Service cost	$22.6	$20.3
Interest cost	103.9	104.7
Expected asset return	(134.7)	(136.3)

Amortization:
Prior service credit	(0.4)	(0.4)
Actuarial loss	45.2	21.8

Net amortization	44.8	21.4

Net periodic pension cost	$36.6	$10.1

The components of the net postretirement benefit cost for the three months ended June 30, 2010 and 2009 are as follows:

	2010	2009
Service cost	$0.5	$0.5
Interest cost	3.9	4.1

Amortization:
Prior service credit	(0.8)	(0.8)
Actuarial loss	1.4	0.9

Net amortization	0.6	0.1

Net postretirement benefit cost	$5.0	$4.7

The components of the net postretirement benefit cost for the six months ended June 30, 2010 and 2009 are as follows:

	2010	2009
Service cost	$1.1	$0.9
Interest cost	7.9	8.1

Amortization:
Prior service credit	(1.6)	(1.6)
Actuarial loss	2.7	1.9

Net amortization	1.1	0.3

Net postretirement benefit cost	$10.1	$9.3

In March 2010, the Patient Protection and Affordable Care Act and the Health Care Education and Affordability Reconciliation Act (the “Acts”) were signed into law.  The Acts contain provisions which could impact the Company’s accounting for retiree medical benefits in future periods.  However, the extent of that impact, if any, cannot be determined until additional interpretations of the Acts become available.  Based on the analysis to date, the impact of provisions in the Acts which are reasonably determinable is not expected to have a material impact on the Company’s other postretirement benefit plans.  Accordingly, a remeasurement of the Company’s postretirement benefit obligation is not required at this time.  The Company will continue to assess the provisions of the Acts and may consider plan amendments in future periods to better align these plans with the provisions of the Acts.

12.  Business Combination

In the second quarter of 2010, the Company formed a joint venture with Berli Jucker Public Company Limited (“BJC”) of Thailand in order to expand the Company’s presence in China and Southeast Asia.  The joint venture entered into an agreement to purchase the operations of Malaya Glass from Fraser & Neave Holdings Bhd.  Malaya Glass produces glass containers for the beer, non-alcoholic beverage and food markets, with plants located in China, Thailand, Malaysia and Vietnam.  Following the acquisition, the plants in Malaysia and Vietnam will remain with the joint venture, while the interest in the China plant will be transferred to the Company and the interest in the Thailand plant will be transferred to BJC.  The Company’s share of the purchase price for Malaya Glass is $132.4 million.  The acquisition was completed on July 16, 2010.

On March 11, 2010, the Company acquired the majority share of Cristalerias Rosario, a one-plant glass container manufacturer located in Rosario, Argentina.  Cristalerias Rosario primarily produces wine and non-alcoholic beverage glass containers and employs approximately 230 people.

13.  Venezuelan Operations

Beginning January 1, 2010, Venezuela’s economy is considered to be highly inflationary for accounting purposes.  Accordingly, the Company has adopted the U.S. dollar as the functional currency for its Venezuelan operations.  All bolivar-denominated transactions, as well as monetary assets and liabilities, are remeasured at the end of each month into U.S. dollars using the current exchange rate at that date.

At the beginning of 2010, the Company elected to use the parallel market rate to remeasure its Venezuelan operations due to the continued restrictions on currency exchange in Venezuela at the official rates.  At March 31, 2010, the bolivar to U.S. dollar exchange rate in the parallel market was 6.9 bolivars to one U.S. dollar.  In May 2010, the Venezuelan government suspended trading in the parallel market and replaced it with a system called Transaction System for Foreign Currency Denominated Securities (“SITME”), under the control of the Central Bank of Venezuela.  The bolivar to U.S. dollar exchange rate under SITME was 5.3 bolivars to one U.S. dollar at June 30, 2010.

The use of the parallel market and SITME rates for remeasurement in Venezuela in 2010 resulted in a reduction to the South American segment operating profit of approximately $15 million and $40 million compared to the three and six months ended June 30, 2009, respectively, as bolivar-denominated revenues and costs of the Company’s Venezuelan operations were remeasured into fewer U.S. dollars compared to the 2.15 official rate used for translation in 2009.

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

	June 30, 2010
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Accounts receivable	$—	$—	$1,099.2	$—	$1,099.2
Inventories			874.0		874.0
Other current assets			754.8		754.8
Total current assets	—	—	2,728.0	—	2,728.0
Investments in and advances to subsidiaries	2,196.3	1,946.3		(4,142.6)	—
Goodwill			2,221.7		2,221.7
Other non-current assets			780.6		780.6
Total other assets	2,196.3	1,946.3	3,002.3	(4,142.6)	3,002.3
Property, plant and equipment, net			2,627.9		2,627.9
Total assets	$2,196.3	$1,946.3	$8,358.2	$(4,142.6)	$8,358.2
Current liabilities :
Accounts payable and accrued liabilities	$—	$—	$1,471.3	$—	$1,471.3
Current portion of asbestos liability	175.0				175.0
Short-term loans and long-term debt due within one year			272.7	—	272.7
Total current liabilities	175.0	—	1,744.0	—	1,919.0
Long-term debt	250.0		3,227.8	(250.0)	3,227.8
Asbestos-related liabilities	233.0				233.0
Other non-current liabilities			1,234.7		1,234.7
Total share owners’ equity of the Company	1,538.3	1,946.3	1,946.3	(3,892.6)	1,538.3
Noncontrolling interests			205.4		205.4
Total liabilities and share owners’ equity	$2,196.3	$1,946.3	$8,358.2	$(4,142.6)	$8,358.2

	December 31, 2009
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Accounts receivable	$—	$—	$1,004.2	$—	$1,004.2
Inventories			900.3		900.3
Other current assets			892.2		892.2
Total current assets	—	—	2,796.7	—	2,796.7
Investments in and advances to subsidiaries	2,301.4	2,023.3		(4,324.7)	—
Goodwill			2,381.0		2,381.0
Other non-current assets			807.4		807.4
Total other assets	2,301.4	2,023.3	3,188.4	(4,324.7)	3,188.4
Property, plant and equipment, net			2,742.3		2,742.3
Total assets	$2,301.4	$2,023.3	$8,727.4	$(4,324.7)	$8,727.4
Current liabilities :
Accounts payable and accrued liabilities	$—	$—	$1,507.3	$—	$1,507.3
Current portion of asbestos liability	175.0				175.0
Short-term loans and long-term debt due within one year	28.1		352.0	(28.1)	352.0
Total current liabilities	203.1	—	1,859.3	(28.1)	2,034.3
Long-term debt	250.0		3,257.5	(250.0)	3,257.5
Asbestos-related liabilities	310.1				310.1
Other non-current liabilities			1,389.1		1,389.1
Total share owners’ equity of the Company	1,538.2	2,023.3	2,023.3	(4,046.6)	1,538.2
Noncontrolling interests			198.2		198.2
Total liabilities and share owners’ equity	$2,301.4	$2,023.3	$8,727.4	$(4,324.7)	$8,727.4

	June 30, 2009
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Accounts receivable	$—	$—	$1,126.4	$—	$1,126.4
Inventories			1,039.0		1,039.0
Other current assets			752.0		752.0
Total current assets	—	—	2,917.4	—	2,917.4
Investments in and advances to subsidiaries	2,137.4	1,859.3		(3,996.7)	—
Goodwill			2,290.8		2,290.8
Other non-current assets			753.7		753.7
Total other assets	2,137.4	1,859.3	3,044.5	(3,996.7)	3,044.5
Property, plant, and equipment, net			2,652.3		2,652.3
Total assets	$2,137.4	$1,859.3	$8,614.2	$(3,996.7)	$8,614.2
Current liabilities :
Accounts payable and accrued liabilities	$—	$—	$1,425.1	$—	$1,425.1
Current portion of asbestos liability	175.0				175.0
Short-term loans and long-term debt due within one year	28.1		357.8	(28.1)	357.8
Total current liabilities	203.1	—	1,782.9	(28.1)	1,957.9
Long-term debt	250.0		3,284.4	(250.0)	3,284.4
Asbestos-related liabilities	236.1				236.1
Other non-current liabilities			1,455.3		1,455.3
Total share owners’ equity of the Company	1,448.2	1,859.3	1,859.3	(3,718.6)	1,448.2
Noncontrolling interests			232.3		232.3
Total liabilities and share owners’ equity	$2,137.4	$1,859.3	$8,614.2	$(3,996.7)	$8,614.2

	Three months ended June 30, 2010
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,710.9	$—	$1,710.9
Manufacturing, shipping, and delivery			(1,314.0)		(1,314.0)
Gross profit	—	—	396.9	—	396.9
Research, engineering, selling, administrative, and other			(150.4)		(150.4)
External interest expense	(5.2)		(54.8)		(60.0)
Intercompany interest expense		(5.2)	(5.2)	10.4	—
External interest income			3.8		3.8
Intercompany interest income	5.2	5.2		(10.4)	—
Equity earnings from subsidiaries	141.1	141.1		(282.2)	—
Other equity earnings			13.6		13.6
Other revenue			5.7		5.7
Earnings before income taxes	141.1	141.1	209.6	(282.2)	209.6
Provision for income taxes			(54.7)		(54.7)
Net earnings	141.1	141.1	154.9	(282.2)	154.9
Net earnings attributable to noncontrolling interest			(13.8)		(13.8)
Net earnings attributable to the Company	$141.1	$141.1	$141.1	$(282.2)	$141.1

	Three months ended June 30, 2009
Results of Operations	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,807.0	$—	$1,807.0
Manufacturing, shipping, and delivery			(1,399.6)		(1,399.6)
Gross profit	—	—	407.4	—	407.4
Research, engineering, selling, administrative, and other			(162.5)		(162.5)
External interest expense	(18.4)		(39.5)		(57.9)
Intercompany interest expense		(18.4)	(18.4)	36.8	—
External interest income			6.5		6.5
Intercompany interest income	18.4	18.4		(36.8)	—
Equity earnings from subsidiaries	149.3	149.3		(298.6)	—
Other equity earnings			14.1		14.1
Other revenue			4.4		4.4
Earnings before income taxes	149.3	149.3	212.0	(298.6)	212.0
Provision for income taxes			(49.5)		(49.5)
Net earnings	149.3	149.3	162.5	(298.6)	162.5
Net earnings attributable to noncontrolling interest			(13.2)		(13.2)
Net earnings attributable to the Company	$149.3	$149.3	$149.3	$(298.6)	$149.3

	Six months ended June 30, 2010
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$3,293.4	$—	$3,293.4
Manufacturing, shipping, and delivery			(2,585.7)		(2,585.7)
Gross profit	—	—	707.7	—	707.7
Research, engineering, selling, administrative, and other			(298.8)		(298.8)
External interest expense	(10.7)		(104.9)		(115.6)
Intercompany interest expense		(10.7)	(10.7)	21.4	—
External interest income			8.2		8.2
Intercompany interest income	10.7	10.7		(21.4)	—
Equity earnings from subsidiaries	226.4	226.4		(452.8)	—
Other equity earnings			26.1		26.1
Other revenue			10.6		10.6
Earnings before income taxes	226.4	226.4	338.2	(452.8)	338.2
Provision for income taxes			(88.9)		(88.9)
Net earnings	226.4	226.4	249.3	(452.8)	249.3
Net earnings attributable to noncontrolling interest			(22.9)		(22.9)
Net earnings attributable to the Company	$226.4	$226.4	$226.4	$(452.8)	$226.4

	Six months ended June 30, 2009
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$3,326.0	$—	$3,326.0
Manufacturing, shipping, and delivery			(2,621.8)		(2,621.8)
Gross profit	—	—	704.2	—	704.2
Research, engineering, selling, administrative, and other			(347.7)		(347.7)
External interest expense	(28.1)		(77.9)		(106.0)
Intercompany interest expense		(28.1)	(28.1)	56.2	—
External interest income			15.0		15.0
Intercompany interest income	28.1	28.1		(56.2)	—
Equity earnings from subsidiaries	194.4	194.4		(388.8)	—
Other equity earnings			27.7		27.7
Other revenue			8.8		8.8
Earnings before income taxes	194.4	194.4	302.0	(388.8)	302.0
Provision for income taxes			(80.7)		(80.7)
Net earnings	194.4	194.4	221.3	(388.8)	221.3
Net earnings attributable to noncontrolling interest			(26.9)		(26.9)
Net earnings attributable to the Company	$194.4	$194.4	$194.4	$(388.8)	$194.4

	Six months ended June 30, 2010
			Non-
		Guarantor	Guarantor
Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash provided by (used in) operating activities	$(77.2)	$—	$251.8	$—	$174.6

Cash used in investing activities			(261.7)		(261.7)

Cash provided by (used in) financing activities	77.2		(99.4)		(22.2)

Effect of exchange rate change on cash			(20.1)		(20.1)

Net change in cash	—	—	(129.4)	—	(129.4)

Cash at beginning of period			811.7		811.7

Cash at end of period	$—	$—	$682.3	$—	$682.3

	Six months ended June 30, 2009
			Non-
		Guarantor	Guarantor
Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash provided by (used in) operating activities	$(84.2)	$—	$267.4	$—	$183.2

Cash used in investing activities			(118.3)		(118.3)

Cash provided by financing activities	84.2		141.1		225.3

Effect of exchange rate change on cash			7.5		7.5

Net change in cash	—	—	297.7	—	297.7

Cash at beginning of period			379.5		379.5

Cash at end of period	$—	$—	$677.2	$—	$677.2

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Following are the Company’s net sales by segment and Segment Operating Profit for the three and six months ended June 30, 2010 and 2009 (dollars in millions).  The Company’s measure of profit for its reportable segments is Segment Operating Profit, which consists of consolidated earnings from continuing operations before interest income, interest expense, and provision for income taxes and excludes amounts related to certain items that management considers not representative of ongoing operations as well as certain retained corporate costs.  The segment data presented below is prepared in accordance with general accounting principles for segment reporting.  The line titled ‘reportable segment totals’, however, is a non-GAAP measure when presented outside of the financial statement footnotes.  Management has included ‘reportable segment totals’ below to facilitate the discussion and analysis of financial condition and results of operations.  The Company’s management uses Segment Operating Profit, in combination with net sales and selected cash flow information, to evaluate performance and to allocate resources.

	Three months ended June 30,		Six months ended June 30,
Net Sales:	2010	2009	2010	2009
Europe	$715.6	$793.9	$1,383.6	$1,406.8
North America	516.2	560.5	959.9	1,054.7
South America	247.5	249.9	458.5	463.9
Asia Pacific	223.1	192.7	473.6	374.8
Reportable segment totals	1,702.4	1,797.0	3,275.6	3,300.2
Other	8.5	10.0	17.8	25.8
Net Sales	$1,710.9	$1,807.0	$3,293.4	$3,326.0

	Three months ended June 30,		Six months ended June 30,
Segment Operating Profit:	2010	2009	2010	2009
Europe	$104.5	$120.4	$160.9	$164.6
North America	87.5	103.1	150.8	165.8
South America	64.3	57.0	106.0	117.0
Asia Pacific	30.8	11.4	67.6	36.4
Reportable segment totals	287.1	291.9	485.3	483.8

Items excluded from Segment Operating Profit:
Retained corporate costs and other	(13.3)	(23.3)	(31.7)	(35.2)
Restructuring and asset impairments	(8.0)	(5.2)	(8.0)	(55.6)
Interest income	3.8	6.5	8.2	15.0
Interest expense	(60.0)	(57.9)	(115.6)	(106.0)
Earnings before income taxes	209.6	212.0	338.2	302.0
Provision for income taxes	(54.7)	(49.5)	(88.9)	(80.7)
Net earnings	154.9	162.5	249.3	221.3
Net earnings attributable to noncontrolling interests	(13.8)	(13.2)	(22.9)	(26.9)
Net earnings attributable to the Company	$141.1	$149.3	$226.4	$194.4

Note:  All amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Quarters ended June 30, 2010 and 2009

Net sales were $96.1 million lower than the prior year, principally resulting from the unfavorable effect of foreign currency exchange rates and lower sales volumes.  The stronger U.S. dollar in the second quarter of 2010 compared to the second quarter of 2009, primarily in relation to the Euro and Venezuelan bolivar, decreased net sales by approximately $81 million.  Glass container shipments, in tonnes, were down 1.8% in the second quarter of 2010 compared to the second quarter of 2009, resulting in lower net sales of approximately $28 million.  Partially offsetting the unfavorable effects of foreign currency translation and lower sales volumes was improved price and mix, primarily due to the Company’s price over volume strategy aimed at improving margins.

Segment Operating Profit for reportable segments was $4.8 million lower than the prior year, principally resulting from the unfavorable effect of foreign currency exchange rates and higher manufacturing and delivery costs.  The stronger U.S. dollar in the second quarter of 2010 compared to the second quarter of 2009, primarily in relation to the Euro and Venezuelan bolivar, decreased Segment Operating Profit by approximately $17 million. Manufacturing and delivery costs increased approximately $18 million due to inflationary costs increases.  An increase in other manufacturing costs was more than offset by approximately $18 million of savings related to the permanent curtailment of plant capacity and improved capacity utilization.  Improved price and product mix contributed approximately $23 million to Segment Operating Profit in the second quarter of 2010.

Interest expense for the second quarter of 2010 was $60.0 million compared with $57.9 million for the second quarter of 2009.  The 2009 amount includes $5.2 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees, net of a gain from the termination of the interest rate swap agreement following the May 2009 tender for the 7.50% Senior Debentures due May 2010.  Excluding these amounts, interest expense for the second quarter of 2010 increased $7.3 million from the second quarter of 2009.  The increase is principally due to higher debt balances as a result of the Company’s debt issuances in May 2009 and May 2010.

Interest income for the second quarter of 2010 was $3.8 million compared with $6.5 million for the second quarter of 2009.  The decrease is principally due to lower interest rates on the Company’s cash and investments.

Net earnings attributable to the Company for the second quarter of 2010 was $141.1 million, or $0.85 per share (diluted), compared with $149.3 million, or $0.88 per share (diluted), for the second quarter of 2009.  Earnings in both periods included items that management considered not representative of ongoing operations.  These items decreased net earnings attributable to the Company in 2010 by $7.9 million, or $0.05 per share, and decreased net earnings attributable to the Company in 2009 by $10.4 million, or $0.06 per share.

Cash payments for asbestos-related costs were $43.2 million for the three months ended June 30, 2010 compared with $49.4 million for the three months ended June 30, 2009.

Capital spending for property, plant and equipment was $139.7 million for the second quarter of 2010 compared with $77.5 million for the second quarter of 2009.  The increase in 2010 is due to the intentional deferral of capital expenditures in the first half of 2009 until later in the year given the economic conditions in the market during 2009.

Executive Overview — Six Months ended June 30, 2010 and 2009

Net sales were $32.6 million lower than the prior year, principally resulting from lower sales volumes and the impact of cost pass-through provisions on certain customer contracts.  Glass container shipments, in tonnes, were down 1.0% in the first six months of 2010 compared to 2009, resulting in lower net sales of approximately $28 million.  Partially offsetting the lower sales volumes was improved price and mix, primarily due to the Company’s price over volume strategy aimed at improving margins.  Foreign currency exchange rate changes in the first six months of 2010 compared to the first six months of 2009 increased net sales by approximately $127 million, but was partially offset by an approximate $118 million unfavorable impact due to the translation of the Company’s Venezuelan operations at the parallel market and SITME rates in 2010, compared to the 2.15 official rate in 2009.

Segment Operating Profit for reportable segments was $1.5 million higher than the prior year, principally resulting from improved price and mix which benefited 2010 by approximately $33 million.  The Company also recognized savings of approximately $46 million from permanent curtailment of plant capacity and realignment of selected operations.  Partially offsetting these benefits were approximately $33 million of higher unabsorbed fixed costs due to temporary production curtailments and $18 million of inflationary cost increases.  Segment Operating Profit also decreased approximately $19 million related to changes in foreign currency exchange rates.  The favorable effects of foreign currency exchange rates from the Company’s international operations excluding Venezuela increased Segment Operating Profit approximately $21 million, but were more than offset by an approximate $40 million unfavorable impact due to the translation of the Company’s Venezuelan operations at the parallel market and SITME rates in 2010.

Interest expense for the first six months of 2010 was $115.6 million compared with $106.0 million for the first six months of 2009.  The 2009 amount includes $5.2 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees, net of a gain from the termination of the interest rate swap agreement following the May 2009 tender for the 7.50% Senior Debentures due May 2010.  Excluding these amounts, interest expense for the first six months of 2010 increased $14.8 million from the first six months of 2009.  The increase is principally due to higher debt balances as a result of the Company’s debt issuances in May 2009 and May 2010.

Interest income for the first six months of 2010 was $8.2 million compared with $15.0 million for the first six months of 2009.  The decrease is principally due to lower interest rates on the Company’s cash and investments.

Net earnings attributable to the Company for 2010 were $226.4 million, or $1.34 per share (diluted), compared with $194.4 million, or $1.15 per share (diluted), for 2009.  Earnings in both periods included items that management considered not representative of ongoing operations.  These items decreased net earnings in 2010 by $7.9 million, or $0.05 per share, and decreased net earnings in 2009 by $58.1 million, or $0.34 per share.

Cash payments for asbestos-related costs were $77.2 million for the six months ended June 30, 2010 compared with $84.2 million for the six months ended June 30, 2009.

Capital spending for property, plant and equipment was $236.5 million for 2010 compared with $124.1 million for 2009.  The increase in 2010 is due to the intentional deferral of capital expenditures in the first half of 2009 until later in the year given the economic conditions in the market during 2009.

Results of Operations —Second Quarter of 2010 compared with Second Quarter of 2009

Net Sales

The Company’s net sales in the second quarter of 2010 were $1,710.9 million compared with $1,807.0 million for the second quarter of 2009, a decrease of $96.1 million, or 5.3%. For further information, see Segment Information included in Note 7 to the Condensed Consolidated Financial Statements.

The decline in net sales in the second quarter of 2010 was primarily due to the unfavorable effects of foreign currency translation and lower sales volumes, partially offset by improved price and mix.  Net sales decreased by approximately $81 million in the second quarter of 2010 as a result of foreign currency movements, approximately $62 million of which was due to the translation of the Company’s Venezuelan operations at the parallel market and SITME rates in 2010, compared to the 2.15 official rate in 2009 (see Note 13 to the Condensed Consolidated Financial Statements for more information). Glass container shipments, in tonnes, were down 1.8% in the second quarter of 2010 compared to the prior year, primarily due to lower beer sales in North America and Europe. The Company’s beer markets remain weak in North America and Europe due to continued weakness in the economy and high unemployment levels. In addition, North American beer volumes were impacted by the loss of certain beer contracts resulting from business renegotiated at the end of 2009 in order for the Company to achieve its margin objectives. Partially offsetting these unfavorable effects was improved price and mix, primarily due to the Company’s strategy in 2009 of focusing on price over volume to improve margins.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales - 2009		$1,797.0
Price
Net effect of price and mix	$22.8
Cost pass-through provisions	(8.6)
Sales volume	(27.9)
Effects of changing foreign currency rates	(80.9)

Total effect on net sales		(94.6)
Net sales - 2010		$1,702.4

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

Segment Operating Profit of reportable segments in the second quarter of 2010 was $287.1 million compared to $291.9 million for the second quarter of 2009, a decrease of $4.8 million, or 1.6%.  Improved price and mix contributed approximately $23 million in the second quarter of 2010 as a result of the Company’s price over volume strategy aimed at improving margins.  Sales volume had a minimal impact on Segment Operating Profit in the second quarter of 2010 as the 1.8% decrease in glass container shipments during the quarter was offset by favorable regional sales mix, primarily due to growth of higher margin business in South America.  Manufacturing and delivery costs increased approximately $18 million due to inflationary cost increases. An increase in other manufacturing costs was more than offset by approximately $18 million of savings related to the permanent curtailment of plant capacity and improved capacity utilization.  Segment Operating Profit also decreased approximately $17 million due to changes in foreign currency exchange rates, primarily due to the unfavorable impact of translating the Company’s Venezuelan operations at the parallel market and SITME rates in the second quarter of 2010 (see Note 13 to the Condensed Consolidated Financial Statements for more information).  The economic and political environment in Venezuela remains uncertain and the Company cannot predict what impact future events may have on the reported results of its operations in that country.

The change in Segment Operating Profit of reportable segments can be summarized as follows (dollars in millions):

Segment Operating Profit - 2009		$291.9
Net effect of price and mix	$22.8
Sales volume	0.3
Manufacturing and delivery	(5.9)
Operating expenses and other	(4.7)
Effects of changing foreign currency rates	(17.3)

Total net effect on Segment Operating Profit		(4.8)
Segment Operating Profit - 2010		$287.1

Interest Expense

Interest expense for the second quarter of 2010 was $60.0 million compared with $57.9 million for the second quarter of 2009.  The 2009 amount includes $5.2 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees, net of a gain from the termination of the interest rate swap agreement following the May 2009 tender for the 7.50% Senior Debentures due May 2010.  Excluding these amounts, interest expense for the second quarter of 2010 increased $7.3 million from the second quarter of 2009.  The increase is principally due to higher debt balances as a result of the Company’s debt issuances in May 2009 and May 2010.

Interest Income

Interest income for the second quarter of 2010 was $3.8 million compared with $6.5 million for the second quarter of 2009.  The decrease is principally due to lower interest rates on the Company’s cash and investments.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests in the second quarter of 2010 were $13.8 million compared with $13.2 million in the second quarter of 2009.  The increase is primarily a result of higher segment operating profit in the Company’s South American segment in the second quarter of 2010.

Results of Operations —First six months of 2010 compared with first six months of 2009

Net Sales

The Company’s net sales in the first six months of 2010 were $3,293.4 million compared with $3,326.0 million for the first six months of 2009, a decrease of $32.6 million, or 1.0%. For further information, see Segment Information included in Note 7 to the Condensed Consolidated Financial Statements.

The decline in net sales in 2010 was due to lower sales volumes and the impact of cost pass-through provisions on certain customer contracts, partially offset by improved price and mix and favorable effects of foreign currency translation.  Glass container shipments, in tonnes, were down 1.0% in 2010 compared to 2009, primarily due to lower beer sales in North America and Europe, resulting in lower net sales of approximately $28 million. The Company’s beer markets remain weak in North America and Europe due to continued weakness in the economy and high unemployment levels. In addition, North American beer volumes were impacted by the loss of certain beer contracts resulting from business renegotiated at the end of 2009 in order for the Company to achieve its margin objectives. Improved price and mix, primarily due to the Company’s strategy in 2009 of focusing on price over volume to improve margins, increased net sales in 2010 by approximately $17 million compared to 2009.  Foreign currency exchange rate changes in the first six months of 2010 compared to the first six months of 2009 increased net sales by approximately $127 million, but was partially offset by an approximate $118 million unfavorable impact due to the translation of the Company’s Venezuelan operations at the parallel market and SITME rates in 2010, compared to the 2.15 official rate in 2009 (see Note 13 to the Condensed Consolidated Financial Statements for more information).

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales - 2009		$3,300.2
Price
Net effect of price and mix	$17.0
Cost pass-through provisions	(22.7)
Sales volume	(27.9)
Effects of changing foreign currency rates	9.0

Total effect on net sales		(24.6)
Net sales - 2010		$3,275.6

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

Segment Operating Profit of reportable segments in the first six months of 2010 was $485.3 million compared to $483.8 million for the first six months of 2009, an increase of $1.5 million, or 0.3%.  Improved price and mix contributed approximately $33 million in 2010 as a result of the Company’s price over volume strategy aimed at improving margins.  Sales volume had a minimal impact on Segment Operating Profit in 2010 as the 1.0% decrease in glass container shipments during the first six months was offset by favorable regional sales mix, primarily due to growth of higher margin business in South America.  Manufacturing costs increased approximately $33 million in 2010 compared to 2009 due to higher unabsorbed fixed costs from temporary production curtailments as the Company matched supply with the lower demand.  Manufacturing and delivery costs also increased approximately $18 million due to inflationary cost increases.  The Company’s strategic review of its global manufacturing footprint led to the permanent curtailment of plant capacity and the realignment of selected operations, resulting in savings of approximately $46 million during the first six months of 2010.  Segment Operating Profit also decreased approximately $19 million related to changes in foreign currency exchange rates.  The favorable effects of foreign currency exchange rates from the Company’s international operations excluding Venezuela increased Segment Operating Profit approximately $21 million, but were more than offset by an approximate $40 million unfavorable impact due to the translation of the Company’s Venezuelan operations at the parallel market and SITME rates in 2010 (see Note 13 to the Condensed Consolidated Financial Statements for more information).  The economic and political environment in Venezuela remains uncertain and the Company cannot predict what impact future events may have on the reported results of its operations in that country.

The change in Segment Operating Profit of reportable segments can be summarized as follows (dollars in millions):

Segment Operating Profit - 2009		$483.8
Net effect of price and mix	$33.2
Sales volume	0.3
Manufacturing and delivery	(5.0)
Operating expenses and other	(7.7)
Effects of changing foreign currency rates	(19.3)

Total net effect on Segment Operating Profit		1.5
Segment Operating Profit - 2010		$485.3

Interest Expense

Interest expense for the first six months of 2010 was $115.6 million compared with $106.0 million for the first six months of 2009.  The 2009 amount includes $5.2 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees, net of a gain from the termination of the interest rate swap agreement following the May 2009 tender for the 7.50% Senior Debentures due May 2010.  Excluding these amounts, interest expense for the first six months of 2010 increased $14.8 million from the first six months of 2009.  The increase is principally due to higher debt balances as a result of the Company’s debt issuances in May 2009 and May 2010.

Interest Income

Interest income for the first six months of 2010 was $8.2 million compared with $15.0 million for the first six months of 2009.  The decrease is principally due to lower interest rates on the Company’s cash and investments.

Provision for Income Taxes

The Company’s effective tax rate for the six months ended June 30, 2010 was 26.3%, compared with 26.7% for the first six months of 2009.  Excluding the effects of pretax items in both periods for which taxes are separately calculated and recorded, the Company expects that the full year effective tax rate for 2010 will approximate the 26.5% effective tax rate for 2009.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests in the first six months of 2010 were $22.9 million compared with $26.9 million in the first six months of 2009.  The decrease is primarily a result of lower segment operating profit in the Company’s South American segment in 2010.

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for the second quarter of 2010 was $13.3 million compared with $23.3 million for the second quarter of 2009, and $31.7 million for the first six months of 2010 compared with $35.2 million for the first six months of 2009.  The decreased expense in 2010 is mainly attributable to the favorable impact of foreign currency derivatives as the U.S. dollar strengthened in the second quarter.  This favorable impact was partially offset by increased employee benefit costs, primarily pension expense.

Restructuring and Asset Impairments

During the three and six months ended June 30, 2010, the Company recorded charges totaling $8.0 million ($7.9 million after tax amount attributable to the Company), for restructuring and asset impairment related to the Company’s strategic review of its global manufacturing footprint.  See Note 9 to the Condensed Consolidated Financial Statements for additional information.

Charges for similar actions during the second quarter of 2009 totaled $5.2 million (pretax and after tax amount attributable to the Company).  The total of all such charges for the six months ended June 30, 2009 was $55.6 million ($52.9 million after tax). See Note 9 to the Condensed Consolidated Financial Statements for additional information.

As of December 31, 2009, the Company had concluded this strategic review of its manufacturing footprint.  The charges recorded in 2010 relate to capacity curtailments announced in 2009.  On an ongoing basis, the Company will review its manufacturing operations, and it is possible that it will close selected facilities or production lines in the future.

Capital Resources and Liquidity

The Company’s total debt at June 30, 2010 was $3.50 billion, compared with $3.61 billion at December 31, 2009 and $3.64 billion at June 30, 2009.

On June 14, 2006, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  At June 30, 2010, the Agreement included a $900.0 million revolving credit facility, a 160.0 million Australian dollar term loan, and a 110.8 million Canadian dollar term loan, each of which has a final maturity date of June 15, 2012.  It also included a $189.5 million term loan and a €189.5 million term loan, each of which has a final maturity date of June 14, 2013.  At June 30, 2010, the Company’s subsidiary borrowers had unused credit of $725.2 million available under the Agreement.

The weighted average interest rate on borrowings outstanding under the Agreement at June 30, 2010 was 2.62%.

During May 2010, a subsidiary of the Company issued exchangeable senior notes with a face value of $690.0 million due June 1, 2015 (“2015 Exchangeable Notes”).  The 2015 Exchangeable Notes bear interest at 3.00% and are guaranteed by substantially all of the Company’s domestic subsidiaries.  The net proceeds, after deducting debt issuance costs, totaled approximately $672 million.

Upon exchange of the 2015 Exchangeable Notes, under the terms outlined below, the issuer of the 2015 Exchangeable Notes is required to settle the principal amount in cash and the Company is required to settle the exchange premium in shares of the Company’s common stock. The exchange premium is calculated as the value of the Company’s common stock in excess of the initial exchange price of approximately $47.47 per share, which is equivalent to an exchange rate of 21.0642 per $1,000 principal amount of the 2015 Exchangeable Notes.  The exchange rate may be adjusted upon the occurrence of certain events or corporate transactions.

Prior to March 1, 2015, the 2015 Exchangeable Notes may be exchanged only if (1) the price of the Company’s common stock exceeds $61.71 (130% of the exchange price) for a specified period of time, (2) the trading price of the 2015 Exchangeable Notes falls below 98% of the average exchange value of the 2015 Exchangeable Notes for a specified period of time (trading price was 164% of exchange value at June 30, 2010), or (3) upon the occurrence of specified corporate transactions.  The 2015 Exchangeable Notes may be exchanged without restrictions on or after March 1, 2015.  As of June 30, 2010, the 2015 Exchangeable Notes are not exchangeable by the holders.

During June 2010, a subsidiary of the Company redeemed all $450.0 million of the 8.25% senior notes due 2013.  During the second quarter of 2010, the Company recorded $9.0 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees.  In addition, the Company recorded a reduction of interest expense of $9.0 million during the second quarter of 2010 to recognize the unamortized proceeds from terminated interest rate swaps on these notes.

The Company assesses its capital raising and refinancing needs on an ongoing basis and may seek to issue equity and/or debt securities in the domestic and international capital markets if market conditions are favorable.

During October 2006, the Company entered into a €300 million European accounts receivable securitization program.  The program extends through October 2011, subject to annual renewal of backup credit lines.  In addition, the Company participates in a receivables financing program in the Asia Pacific region with a revolving funding commitment of 10 million New Zealand dollars that expires October 2010.

Information related to the Company’s accounts receivable securitization programs is as follows:

	June 30,	December 31,	June 30,
	2010	2009	2009

Balance (included in short-term loans)	$234.4	$289.0	$289.5

Weighted average interest rate	2.26%	2.52%	2.18%

For the six months ended June 30, 2010, cash provided by operating activities was $174.6 million compared with $183.2 million for the six months ended June 30, 2009.  The decrease in cash flows from operating activities was primarily due to an increase in receivables and inventory of $188 million and $48 million, respectively, in 2010, compared to an increase in receivables and inventory of $121 million and $12 million, respectively, in 2009.  The decrease in cash flow from operating activities was also due to increased interest payments of $17 million as a result of higher debt balances.  These decreases in cash flow from operating activities were partially offset by an increase in accounts payable of $8 million in 2010 compared to a decrease of $52 million in 2009 and an increase in dividends received from equity investments of $24 million.

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

Capital spending for property, plant and equipment during the six months ended June 30, 2010 was $236.5 million compared with $124.1 million in the prior year.  In addition, the Company capitalized $9.2 million and $16.4 million in 2010 and 2009, respectively, under capital lease obligations with the related financing recorded as long-term debt.  Total capital spending for the full year 2009 was $427.6 million.  Total capital spending for 2010 is expected to be up to $500 million.

As of June 30, 2010, the Company had $682.3 million in cash and cash equivalents.  The decrease from the December 31, 2009 balance of $811.7 million largely represents capital spending of $236.5 million, $25.8 million paid for the acquisition of Cristalerias Rosario, $199.2 million paid to purchase 6.0 million shares of the Company’s stock, and $450 million paid to redeem the Company’s senior notes due 2013.  These cash payments were partially offset by the net proceeds received from the issuance of the 2015 Exchangeable Notes.  Most of the cash is held in mature, liquid markets where the Company has operations, such as North America, Europe and Australia and is readily available to fund global liquidity requirements.  Approximately 5% of the cash at June 30, 2010, is held in Venezuela where government restrictions on transfers of cash out of the country limit the Company’s ability to immediately access cash at the government’s official exchange rates.  Until May 2010, the Company was able to access its cash in Venezuela through the market-driven parallel exchange process.  In May 2010, the Venezuelan government suspended trading in the parallel market and replaced it with a system called SITME.  Under the new regulations, the Company is limited to purchasing $50,000 per day, up to a maximum of $350,000 per month, as permitted by the Central Bank of Venezuela.  See Note 13 to the Condensed Consolidated Financial Statements for more information.

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

There have been no material changes in critical accounting estimates at June 30, 2010 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

There have been no material changes in market risk at June 30, 2010 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2010.

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

Item 1A.  Risk Factors.

There have been no material changes in risk factors at June 30, 2010 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in millions)

March 1 - March 31, 2010	4,344.7	$33.19
May 1 - May 31, 2010	1,621.9	$33.91	5,966.6	$150.8

The Company purchased the 6.0 million shares pursuant to authorization by its Board of Directors in September 2008 to purchase up to $350 million of the Company’s common stock until December 31, 2010.

Item 6.  Exhibits.

Exhibit 4.1

Form of Indenture, dated May 7, 2010, by and among Owens-Brockway Glass Container Inc., Owens-Illinois, Inc., the Guarantors party thereto, and U.S. Bank National Association, as trustee, paying agent, registrar and exchange agent

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

Exhibit 101

Financial statements from the quarterly report on Form 10-Q of Owens-Illinois, Inc. for the quarter ended June 30, 2010, formatted in XBRL: (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

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

OWENS-ILLINOIS, INC.

Date	July 29, 2010	By	/s/ Edward C. White
Edward C. White
Senior Vice President and Chief Financial Officer (Principal Financial Officer; Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibits

4.1

Form of Indenture, dated May 7, 2010, by and among Owens-Brockway Glass Container Inc., Owens-Illinois, Inc., the Guarantors party thereto, and U.S. Bank National Association, as trustee, paying agent, registrar and exchange agent

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

101

Financial statements from the quarterly report on Form 10-Q of Owens-Illinois, Inc. for the quarter ended June 30, 2010, formatted in XBRL: (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

*                 This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.