Form 10-K
period 2010-12-31
OWENS ILLINOIS INC /DE/
filed 2011-02-10
CIK 812074

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PART IV
INDEX TO FINANCIAL STATEMENT SCHEDULE

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-9576

OWENS-ILLINOIS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2781933 (IRS Employer Identification No.)
One Michael Owens Way, Perrysburg, Ohio (Address of principal executive offices)	43551 (Zip Code)

Registrant's telephone number, including area code: (567) 336-5000

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value (based on the consolidated tape closing price on June 30, 2010) of the voting and non-voting stock beneficially held by non-affiliates of Owens-Illinois, Inc. was approximately $3,274,343,000. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors and executive officers of the Company. Such interpretation is not intended to be, and should not be construed to be, an admission by Owens-Illinois, Inc. or such directors or executive officers of the Company that such directors and executive officers of the Company are "affiliates" of Owens-Illinois, Inc., as that term is defined under the Securities Act of 1934.

          The number of shares of common stock, $.01 par value of Owens-Illinois, Inc. outstanding as of December 31, 2010 was 163,715,483.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of Owens-Illinois, Inc. Proxy Statement for The Annual Meeting of Share Owners To Be Held Thursday, May 5, 2011 ("Proxy Statement") are incorporated by reference into Part III hereof.

TABLE OF GUARANTORS

Exact Name of Registrant As Specified In Its Charter	State/Country of Incorporation or Organization	Primary Standard Industrial Classification Code Number	I.R.S Employee Identification Number
Owens-Illinois Group, Inc	Delaware	6719	34-1559348
Owens-Brockway Packaging, Inc	Delaware	6719	34-1559346

          The address, including zip code, and telephone number, of each additional registrant's principal executive office is One Michael Owens Way, Perrysburg, Ohio 43551; (567) 336-5000. These companies are listed as guarantors of the debt securities of the registrant. The consolidating condensed financial statements of the Company depicting separately its guarantor and non-guarantor subsidiaries are presented in the notes to the consolidated financial statements. All of the equity securities of each of the guarantors set forth in the table above are owned, either directly or indirectly, by Owens-Illinois, Inc.

PART I

ITEM 1.    BUSINESS

General Development of Business

        Owens-Illinois, Inc. (the "Company"), through its subsidiaries, is the successor to a business established in 1903. The Company is the largest manufacturer of glass containers in the world, based on revenues, with leading positions in Europe, North America, South America and Asia Pacific.

Strategic Priorities and Competitive Strengths

        The Company is pursuing the following strategic priorities aimed at optimizing shareholder return:

  •
  Marketing Glass—drive growth with total packaging solutions and conversion to glass; partner with new and existing customers; and promote glass benefits to customers, retailers and others

  •
  Strategic & Profitable Growth—grow through acquisitions and joint ventures in targeted markets and build plants in rapidly growing markets

  •
  Innovation & Technology—invest in research and development focused on melting, forming and glass properties and focus on new products, new features and new processes

  •
  Operational Excellence—focus on safety first; establish quality leadership; pursue excellence in productivity, supply chain and processes; and develop employees

        Beginning in 2007, the Company commenced a strategic review of its global profitability and manufacturing footprint. Since undertaking this review, the Company has announced the curtailment of capacity or closing of facilities involving 26 furnaces and approximately 3,250 job eliminations. The Company concluded its global review as of December 31, 2009, with the final actions being implemented in the first half of 2010. The Company believes these actions will contribute to optimizing shareholder return. On an ongoing basis, the Company will review its manufacturing operations, and it is possible that it will close selected facilities or production lines in the future.

Technology Leader

        The Company believes it is a technological leader in the worldwide glass container segment of the rigid packaging market in which it competes. During the five years ended December 31, 2010, on a continuing operations basis, the Company invested more than $1.7 billion in capital expenditures (excluding acquisitions) and more than $300 million in research, development and engineering to, among other things, improve labor and machine productivity, increase capacity in growing markets and commercialize technology into new products.

Worldwide Corporate Headquarters

        The principal executive office of the Company is located at One Michael Owens Way, Perrysburg, Ohio 43551; the telephone number is (567) 336-5000. The Company's website is www.o-i.com. The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 can be obtained from this site at no cost. The Company's Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the Compensation, Nominating/Corporate Governance and Audit Committees are also available on the Investor Relations section of the Company's web site. Copies of these documents are available in print to share owners upon request, addressed to the Corporate Secretary at the address above.

Financial Information about Reportable Segments

        Information as to sales, earnings from continuing operations before interest income, interest expense, and provision for income taxes and excluding amounts related to certain items that management considers not representative of ongoing operations ("Segment Operating Profit"), and total assets by reportable segment is included in Note 19 to the Consolidated Financial Statements.

Narrative Description of Business

        Below is a description of the business and information to the extent material to understanding the Company's business taken as a whole.

        The Company is the largest manufacturer of glass containers in the world with 81 glass manufacturing plants in 21 countries. The Company is the leading glass container manufacturer in most of the countries where it competes in the glass container segment of the rigid packaging market, including the U.S.

Products and Services

        The Company produces glass containers for beer, ready-to-drink low alcohol refreshers, spirits, wine, food, tea, juice and pharmaceuticals. The Company also produces glass containers for soft drinks and other non-alcoholic beverages, including returnable/refillable glass containers, principally outside the U.S. The Company manufactures these products in a wide range of sizes, shapes and colors. The Company is active in new product development and glass container innovation.

Customers

        In most of the countries where the Company competes, it has the leading position in the glass container segment of the rigid packaging market based on sales revenue. The largest customers include many of the leading manufacturers and marketers of glass packaged products in the world. In the U.S., the majority of the Company's customers for glass containers are brewers, wine vintners, distillers and food producers. The Company also produces glass containers for soft drinks and other non-alcoholic beverages, principally outside the U.S. The largest U.S. glass container customers include (in alphabetical order) Anheuser-Busch InBev, Brown Forman, Constellation, Diageo, H.J. Heinz, MillerCoors, PepsiCo, Saxco International, and Yuengling. The largest glass container customers outside the U.S. include (in alphabetical order) Anheuser-Busch InBev, Diageo, Foster's, Heineken, Lion Nathan, Molson/Coors, Nestle, Pernod Ricard, and SABMiller. The Company is a significant supplier of glass containers to all of these customers.

        The Company sells most of its glass container products directly to customers under annual or multi-year supply agreements. Multi-year contracts typically provide for price adjustments based on cost changes. The Company also sells some of its products through distributors. Glass container production is typically scheduled to maintain reasonable levels of inventory.

Markets and Competitive Conditions

        The Company's principal markets for glass container products are in Europe, North America, South America and Asia Pacific. The Company believes it is a low-cost producer in the glass container segment of the rigid packaging market in many of the countries in which it competes. Much of this cost advantage is due to the Company's manufacturing know-how and process technology. The Company's machine development activities and systematic upgrading of production equipment support its low-cost leadership position in the glass container segment in many of the countries in which it competes, a key strength to competing successfully in the rigid packaging market.

        Europe.    The Company has the leading share of the glass container segment of the rigid packaging market in Europe, with 36 glass container manufacturing plants located in the Czech Republic, Estonia, France, Germany, Hungary, Italy, The Netherlands, Poland, Spain and the United Kingdom. These plants primarily produce glass containers for the beer, wine, champagne, spirits and food markets in these countries. The Company is also involved in a joint-venture glass manufacturer in Italy. The Company competes directly with Verallia, a subsidiary of Compagnie de Saint-Gobain, throughout Europe, Ardagh plc in the U.K., Germany and Poland, and Vetropak in the Czech Republic. In other locations in Europe, the Company competes indirectly with a variety of glass container firms including Verallia, Vetropak and Ardagh plc.

        North America.    The Company has 19 glass container manufacturing plants in the U.S. and Canada, and is also involved in a joint venture that manufactures glass containers in the U.S. The Company has the leading share of the glass container segment of the U.S. rigid packaging market, based on sales revenue by domestic producers. The principal glass container competitors in the U.S. are Verallia North America (a brand of Saint-Gobain Containers, Inc., a wholly-owned subsidiary of Compagnie de Saint-Gobain) and Anchor Glass Container Corporation. In addition, imports from Mexico and other countries compete in U.S. glass container segments. Additionally, a few major consumer packaged goods companies self-manufacture glass containers.

        South America.    The Company has 13 glass manufacturing plants in South America, located in Argentina, Brazil, Colombia, Ecuador and Peru. In South America, the Company maintains a diversified portfolio serving several markets, including beer, non-alcoholic beverages, spirits, ready-to-drink beverages, wine, food and pharmaceuticals. The region also has a large infrastructure for returnable/refillable glass containers, which has been further developed in recent years with expansions in new filling lines by many of the Company's customers. The Company competes directly with Verallia, a subsidiary of Compagnie de Saint-Gobain, in Brazil and Argentina, and does not believe that it competes with any other large, multi-national glass container manufacturers in the rest of the region.

        Until recently, the Company's South American operations included two production facilities in Venezuela. These operations were expropriated by the Venezuelan government during the fourth quarter of 2010. For further information, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 23 to the Consolidated Financial Statements.

        Asia Pacific.    The Company has 13 glass container manufacturing plants in the Asia Pacific region, located in Australia, New Zealand, Indonesia and China. It is also involved in joint venture operations in China, Malaysia and Vietnam. The Company primarily produces glass containers for the beer, wine, food and non-alcoholic beverage markets in the Asia Pacific region. The Company competes directly with Amcor Limited in Australia, and does not believe that it competes with any other large, multi-national glass container manufacturers in the rest of the region. In China, the glass container segments of the packaging market are regional and highly fragmented with a large number of local competitors.

        In addition to competing with other large and well-established manufacturers in the glass container segment, the Company competes in all regions with manufacturers of other forms of rigid packaging, principally aluminum cans and plastic containers, on the basis of quality, price, service and the marketing attributes of the container. The principal competitors producing metal containers include Amcor, Ball Corporation, Crown Holdings, Inc., Rexam plc, and Silgan Holdings Inc. The principal competitors producing plastic containers include Consolidated Container Holdings, LLC, Graham Packaging Company, Plastipak Packaging, Inc. and Silgan Holdings Inc. The Company also competes with manufacturers of non-rigid packaging alternatives, including flexible pouches, aseptic cartons and bag-in-box containers.

        The Company continues to focus on serving the needs of leading multi-national consumer companies as they pursue international growth opportunities. The Company believes that it is often the glass container partner of choice for such multi-national consumer companies due to the Company's leadership in glass manufacturing know-how and process technology and its status as a high quality producer.

Manufacturing

        The Company believes it is a low-cost producer in the glass container segment of the rigid packaging market in many of the countries in which it competes. Much of this cost advantage is due to the Company's manufacturing know-how and process technology. The Company's machine development activities and systematic upgrading of production equipment have given it a low-cost leadership position in the glass container segment in most of the countries in which it competes, a key strength to competing successfully in the rigid packaging market. The Company uses its 81-plant footprint to benchmark its manufacturing operations and to share best practices.

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

Suppliers and Raw Materials

        The primary raw materials used in the Company's glass container operations are sand, soda ash, limestone and recycled glass. Each of these materials, as well as the other raw materials used to manufacture glass containers, has historically been available in adequate supply from multiple sources. One of the sources is a soda ash mining operation in Wyoming in which the Company has a 25% interest.

Energy

        The Company's glass container operations require a continuous supply of significant amounts of energy, principally natural gas, fuel oil, and electrical power. Adequate supplies of energy are generally available to the Company at all of its manufacturing locations. Energy costs typically account for 15-25% of the Company's total manufacturing costs, depending on the cost of energy, the factory location, and its particular energy requirements. The percentage of total cost related to energy can vary significantly because of volatility in market prices, particularly for natural gas and fuel oil in volatile markets such as North America and Europe. In North America, approximately 85% of the sales volume is tied to customer contracts that contain provisions that pass the price of natural gas to the customer, effectively reducing the North America segment's exposure to changing market prices. In Europe, the Company enters into fixed price contracts for much of its energy requirements. These contracts typically have terms of 12 months or less. Also, in order to limit the effects of fluctuations in market prices for natural gas, the Company uses commodity futures contracts related to its forecasted requirements in North America. The objective of these futures contracts is to reduce the potential volatility in cash flows and expense due to changing market prices. The Company continually evaluates the energy markets with respect to its forecasted energy requirements in order to optimize its use of commodity futures contracts.

Glass Recycling

        The Company is an important contributor to the recycling effort in the U.S. and abroad and continues to melt substantial recycled glass tonnage in its glass furnaces. The Company is among the largest users of recycled glass containers. If sufficient high-quality recycled glass were available on a consistent basis, the Company has the technology to operate using up to 90% recycled glass. Using recycled glass in the manufacturing process reduces energy costs and prolongs the operating life of the glass melting furnaces.

Technical Assistance License Agreements

        The Company has agreements to license its proprietary glass container technology and provide technical assistance to 21 companies in 20 countries. These agreements cover areas related to manufacturing and engineering assistance. The worldwide licensee network provides a stream of revenue to help support the Company's development activities and gives it the opportunity to participate in the rigid packaging market in countries where it does not already have a direct presence. In addition, the Company's technical agreements enable it to apply certain "best practices" developed by its worldwide licensee network. In the years 2010, 2009 and 2008, the Company earned $16 million, $13 million and $18 million, respectively, in royalties and net technical assistance revenue on a continuing operations basis.

Research and Development

        The Company believes it is a technological leader in the worldwide glass container segment of the rigid packaging market. Research, development, and engineering constitute important parts of the Company's technical activities. On a continuing operations basis, research, development, and engineering expenditures were $62 million, $58 million, and $66 million for 2010, 2009, and 2008, respectively. The Company's research, development and engineering activities include new products, manufacturing process control, melting technology, automatic inspection and further automation of manufacturing activities. The Company's research and development activities are conducted at its corporate facilities in Perrysburg, Ohio.

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

        In North America, sales of beverage containers are affected by governmental regulation of packaging, including deposit return laws. As of December 31, 2010, there were 11 U.S. states with bottle deposit laws in effect, requiring consumer deposits of between 2 and 15 cents (USD), depending on the size of the container. In Canada, there are 10 provinces and 2 territories with consumer deposits between 5 and 25 cents (Canadian), depending on the size of the container. In Europe a number of countries have some form of consumer deposit law in effect, including Austria, Belgium, Denmark,

Finland, Germany, The Netherlands, Norway, Sweden and Switzerland. The structure and enforcement of such laws and regulations can impact the sales of beverage containers in a given jurisdiction. Such laws and regulations also impact the availability of post-consumer recycled glass for the Company to use in container production.

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

Air Emissions

        The European Union Emissions Trading Scheme ("EUETS") commenced January 1, 2005. The EU has committed to Kyoto Protocol emissions reduction targets and the EUETS is intended to facilitate such reduction. The Company's manufacturing installations which operate in EU countries must restrict the volume of their CO2 emissions to the level of their individually allocated Emissions Allowances as set by country regulators. If the actual level of emissions for any installation exceeds its allocated allowance, additional allowances can be bought on the market to cover deficits; conversely, if the actual level of emissions for such installation is less than its allocation, the excess allowances can be sold on the same market. The EUETS has not had a material effect on the Company's results to date, however, should the regulators significantly restrict the number of Emissions Allowances available, it could have a material effect in the future.

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

        In Asia Pacific, Australia's ratification of the Kyoto Protocol came into effect in March 2008. In July 2008, the Australian Federal Government issued the Carbon Pollution Reduction Scheme ("CPRS") Green Paper aimed to help reduce the country's carbon emissions. The CPRS recommended an emissions trading scheme ("ETS") be established in Australia in 2010, however this has not yet occurred. Also in Australia, the National Greenhouse and Energy Reporting Act 2007 commenced on July 1, 2008. This act establishes a mandatory reporting system for corporate greenhouse gas emissions and energy production and consumption. Key features of this act include the following: (1) reporting of greenhouse gas emissions, energy consumption and production by large corporations, subject to independent audit; (2) public disclosure of corporate level greenhouse gas emissions and energy information; and (3) consistent and comparable data available for government, in particular, the development and administration of the CPRS. In New Zealand, the government made a number of amendments to the emissions trading scheme passed into law in September 2008. One of the changes introduced a transition phase to the scheme between July 1, 2010 and December 31, 2012. During this period, participants are able to buy emission units from the government. The New Zealand scheme covers emissions covered by the Kyoto Protocol to which New Zealand is a signatory.

        The Company is unable to predict what environmental legal requirements may be adopted in the future. However, the Company continually monitors its operations in relation to environmental impacts and invests in environmentally friendly and emissions-reducing projects. As such, the Company has made significant expenditures for environmental improvements at certain of its factories over the last several years; however, these expenditures did not have a material adverse effect on the Company's results of operations or cash flows. The Company is unable to predict the impact of future environmental legal requirements on its results of operations or cash flows.

Intellectual Property Rights

        The Company has a large number of patents which relate to a wide variety of products and processes, has a substantial number of patent applications pending, and is licensed under several patents of others. While in the aggregate the Company's patents are of material importance to its businesses, the Company does not consider that any patent or group of patents relating to a particular product or process is of material importance when judged from the standpoint of any segment or its businesses as a whole. The Company has a number of intellectual property rights, comprised of both patented and proprietary technology, that the Company believes makes its glass forming machines more efficient and productive than those used by its competitors. In addition, the efficiency of the Company's glass forming machines is enhanced by the Company's overall approach to cost efficient manufacturing technology, which extends from the raw materials batch house to the finished goods warehouse. This technology is proprietary to the Company through a combination of issued patents, pending applications, copyrights, trade secrets and proprietary know-how.

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

        In the Company's glass container manufacturing processes, computer controls and electro-mechanical mechanisms are commonly used for a wide variety of applications in the forming machines and auxiliary processes. Various patents held by the Company are directed to the electro-mechanical mechanisms and related technologies used to control sections of the machines. Additional U.S. patents held by the Company and various pending applications are directed to the technology used by the Company for the systems that control the operation of the forming machines and many of the component mechanisms that are embodied in the machine systems.

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

Seasonality

        Sales of particular glass container products such as beer and beverages are seasonal. Shipments in the U.S. and Europe are typically greater in the second and third quarters of the year, while shipments in the Asia Pacific region are typically greater in the first and fourth quarters of the year, and shipments in South America are typically greater in the third and fourth quarters of the year.

Employees

        The Company's worldwide operations employed approximately 24,000 persons as of December 31, 2010. Approximately 76% of North American employees are hourly workers covered by collective bargaining agreements. The principal collective bargaining agreement, which at December 31, 2010, covered approximately 88% of the Company's union-affiliated employees in North America, will expire on March 31, 2011. Approximately 64% of employees in South America are unionized, although according to the labor legislation in each country, 100% of employees are covered by collective bargaining agreements. The average length of these agreements is approximately 3 years. In addition, a large number of the Company's employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S. Such employment rights require the Company to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. The Company considers its employee relations to be good and does not anticipate any material work stoppages in the near term.

Executive Officers of the Registrant

Name and Age	Position
Albert P. L. Stroucken(63)	Chairman and Chief Executive Officer since December 2006. Previously Chief Executive Officer of HB Fuller Company, a manufacturer of adhesives, sealants, coatings, paints and other specialty chemical products 1998-2006, and Chairman of HB Fuller Company from 1999-2006.
Edward C. White(63)
Chief Financial Officer since 2005; Senior Vice President and Director of Sales and Marketing for O-I Europe 2004-2005; Senior Vice President since 2003; Senior Vice President of Finance and Administration 2003-2004; Controller 1999-2004; Vice President 2002-2003.
James W. Baehren(60)
Senior Vice President Strategic Planning since 2006; Chief Administrative Officer 2004-2006; Senior Vice President and General Counsel since 2003; Corporate Secretary 1998-2010; Vice President and Director of Finance 2001-2003.
L. Richard Crawford(50)
Chief Technology and Operations Officer since 2010; President, Global Glass Operations 2006-2010; President, Latin America Glass 2005-2006; Vice President, Director of Operations and Technology for O-I Europe 2004-2005; Vice President of Global Glass Technology 2002-2004; Vice President, Manufacturing Manager of Domestic Glass Container 2000-2002.

Financial Information about Foreign and Domestic Operations

        Information as to net sales, Segment Operating Profit, and assets of the Company's reportable segments is included in Note 19 to the Consolidated Financial Statements.

ITEM 1A.    RISK FACTORS

Asbestos-Related Liability—The Company has made, and will continue to make, substantial payments to resolve claims of persons alleging exposure to asbestos-containing products and may need to record additional charges in the future for estimated asbestos-related costs. These substantial payments have affected and may continue to affect the Company's cost of borrowing and the ability to pursue acquisitions.

        The Company is a defendant in numerous lawsuits alleging bodily injury and death as a result of exposure to asbestos dust. From 1948 to 1958, one of the Company's former business units commercially produced and sold approximately $40 million of a high-temperature, calcium-silicate based pipe and block insulation material containing asbestos. The Company exited the pipe and block insulation business in April 1958. The typical asbestos personal injury lawsuit alleges various theories of liability, including negligence, gross negligence and strict liability and seek compensatory, and in some cases, punitive damages, in various amounts (herein referred to as "asbestos claims").

        The Company believes that its ultimate asbestos-related liability (i.e., its indemnity payments or other claim disposition costs plus related legal fees) cannot reasonably be estimated. Beginning with the initial liability of $975 million established in 1993, the Company has accrued a total of approximately $3.82 billion through 2010, before insurance recoveries, for its asbestos-related liability. The Company's ability to reasonably estimate its liability has been significantly affected by, among other factors, the volatility of asbestos-related litigation in the United States, the significant number of co-defendants that have filed for bankruptcy, the magnitude and timing of co-defendant bankruptcy trust payments, the inherent uncertainty of future disease incidence and claiming patterns, the expanding list of non-traditional defendants that have been sued in this litigation, and the use of mass litigation screenings to generate large numbers of claims by parties who allege exposure to asbestos dust but have no present physical asbestos impairment.

        The Company conducted a comprehensive review of its asbestos-related liabilities and costs in connection with finalizing and reporting its results of operations for the year ended December 31, 2010 and concluded that an increase in its accrual for future asbestos-related costs in the amount of $170 million (pretax and after tax) was required.

        The ultimate amount of distributions that may be required to fund the Company's asbestos-related payments cannot reasonably be estimated. The Company's reported results of operations for 2010 were materially affected by the $170 million (pretax and after tax) fourth quarter charge and asbestos-related payments continue to be substantial. Any future additional charge may likewise materially affect the Company's results of operations for the period in which it is recorded. Also, the continued use of significant amounts of cash for asbestos-related costs has affected and may continue to affect the Company's cost of borrowing and its ability to pursue global or domestic acquisitions.

Substantial Leverage—The Company's indebtedness could adversely affect the Company's financial health.

        The Company has a significant amount of debt. As of December 31, 2010, the Company had approximately $4.3 billion of total debt outstanding, an increase from $3.6 billion at December 31, 2009.

        The Company's indebtedness could result in the following consequences:

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

  •
  Limited flexibility in planning for, or reacting to, changes in the Company's business and the rigid packaging market;

  •
  Place the Company at a competitive disadvantage relative to its competitors that have less debt; and

  •
  Limit, along with the financial and other restrictive covenants in the documents governing indebtedness, among other things, the Company's ability to borrow additional funds.

Ability to Service Debt—To service its indebtedness, the Company will require a significant amount of cash. The Company's ability to generate cash depends on many factors beyond its control.

        The Company's ability to make payments on and to refinance its indebtedness and to fund working capital, capital expenditures, acquisitions, development efforts and other general corporate purposes depends on its ability to generate cash in the future. The Company has no assurance that it will generate sufficient cash flow from operations, or that future borrowings will be available under the secured credit agreement, in an amount sufficient to enable the Company to pay its indebtedness, or to fund other liquidity needs. If short term interest rates increase, the Company's debt service cost will increase because some of its debt is subject to short term variable interest rates. At December 31, 2010, the Company's debt subject to variable interest rates represented approximately 22% of total debt. The Company's ratios of earnings to fixed charges were 2.6x and 1.9x for the years ended December 31, 2010 and 2009, respectively.

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

        The secured credit agreement, the indentures governing the senior debentures and notes, and certain of the agreements governing other indebtedness contain affirmative and negative covenants that limit the ability of the Company to take certain actions. For example, these indentures restrict, among other things, the ability of the Company and its restricted subsidiaries to borrow money, pay dividends on, or redeem or repurchase its stock, make investments, create liens, enter into certain transactions with affiliates and sell certain assets or merge with or into other companies. These restrictions could adversely affect the Company's ability to operate its businesses and may limit its ability to take advantage of potential business opportunities as they arise.

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

International Operations—The Company is subject to risks associated with operating in foreign countries.

        The Company operates manufacturing and other facilities throughout the world. Net sales from international operations totaled approximately $4.7 billion, representing approximately 71% of the Company's net sales for the year ended December 31, 2010. As a result of its international operations, the Company is subject to risks associated with operating in foreign countries, including:

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

  •
  Impositions or increase of investment and other restrictions or requirements by foreign governments;

  •
  Loss or non-renewal of treaties or other agreements with foreign tax authorities; and

  •
  Changes in tax laws, or the interpretation thereof, affecting foreign tax credits or tax deductions relating to our non-U.S. earnings or operations.

        The risks associated with operating in foreign countries may have a material adverse effect on operations.

Competition—The Company faces intense competition from other glass container producers, as well as from makers of alternative forms of packaging. Competitive pressures could adversely affect the Company's financial health.

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

High Energy Costs—Higher energy costs worldwide and interrupted power supplies may have a material adverse effect on operations.

        Electrical power, natural gas, and fuel oil are vital to the Company's operations as it relies on a continuous power supply to conduct its business. Depending on the location and mix of energy sources, energy accounts for 15% to 25% of total production costs. Substantial increases and volatility in energy costs could cause the Company to experience a significant increase in operating costs, which may have a material adverse effect on operations.

Business Integration Risks—The Company may not be able to effectively integrate additional businesses it acquires in the future.

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

  •
  The potential disruption of existing business and diversion of management's attention from day-to-day operations;

  •
  The inability to maintain uniform standards, controls, procedures and policies;

  •
  The need or obligation to divest portions of the acquired companies;

  •
  The potential impairment of relationships with customers;

  •
  The potential failure to identify material problems and liabilities during due diligence review of acquisition targets;

  •
  The potential failure to obtain sufficient indemnification rights to fully offset possible liabilities associated with acquired businesses; and

  •
  The challenges associated with operating in new geographic regions.

        In addition, the Company cannot make assurances that the integration and consolidation of newly acquired businesses will achieve any anticipated cost savings and operating synergies.

Customer Consolidation—The continuing consolidation of the Company's customer base may intensify pricing pressures and have a material adverse effect on operations.

        Since the early 1990s, many of the Company's largest customers have acquired companies with similar or complementary product lines. This consolidation has increased the concentration of the Company's business with its largest customers. In many cases, such consolidation has been accompanied by pressure from customers for lower prices, reflecting the increase in the total volume of products purchased or the elimination of a price differential between the acquiring customer and the company acquired. Increased pricing pressures from the Company's customers may have a material adverse effect on operations.

Seasonality and Raw Materials—Profitability could be affected by varied seasonal demands and the availability of raw materials.

        Due principally to the seasonal nature of the consumption of beer and other beverages, for which demand is stronger during the summer months, sales of the Company's products have varied and are expected to vary by quarter. Shipments in the U.S. and Europe are typically greater in the second and third quarters of the year, while shipments in the Asia Pacific region are typically greater in the first and fourth quarters of the year, and shipments in South America are typically greater in the third and fourth quarters of the year. Unseasonably cool weather during peak demand periods can reduce demand for certain beverages packaged in the Company's containers.

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

Environmental Risks—The Company is subject to various environmental legal requirements and may be subject to new legal requirements in the future. These requirements may have a material adverse effect on operations.

        The Company's operations and properties, both in the U.S. and abroad, are subject to extensive laws, ordinances, regulations and other legal requirements relating to environmental protection, including legal requirements governing investigation and clean-up of contaminated properties as well as water discharges, air emissions, waste management and workplace health and safety. Such legal requirements frequently change and vary among jurisdictions. The Company's operations and properties, both in the U.S. and abroad, must comply with these legal requirements. These requirements may have a material adverse effect on operations.

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

        A number of governmental authorities both in the U.S. and abroad have enacted, or are considering, legal requirements that would mandate certain rates of recycling, the use of recycled materials and/or limitations on certain kinds of packaging materials. In addition, some companies with packaging needs have responded to such developments and/or perceived environmental concerns of consumers by using containers made in whole or in part of recycled materials. Such developments may reduce the demand for some of the Company's products and/or increase the Company's costs, which may have a material adverse effect on operations.

Labor Relations—Some of the Company's employees are unionized or represented by workers' councils.

        The Company is party to a number of collective bargaining agreements with labor unions which at December 31, 2010, covered approximately 76% of the Company's employees in North America. Approximately 64% of employees in South America are unionized, although according to the labor legislation of each country, 100% of employees are covered by collective bargaining agreements. The agreement covering substantially all of the Company's union-affiliated employees in its U.S. glass container operations expires on March 31, 2011. Agreements in South America typically have an average term of approximately 3 years. Upon the expiration of any collective bargaining agreement, if the Company is unable to negotiate acceptable contracts with labor unions, it could result in strikes by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. In addition, a large number of the Company's employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S. Such employment rights require the Company to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, most of the Company's employees in Europe are represented by workers' councils that must approve any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure the Company's workforce. Although the Company believes that it has a good working relationship with its employees, if the Company's employees were to engage in a strike or other work stoppage, the Company could experience a significant disruption of operations and/or higher ongoing labor costs, which may have a material adverse effect on operations.

Accounting—The Company's financial results are based upon estimates and assumptions that may differ from actual results.

        In preparing the Company's consolidated financial statements in accordance with U.S. generally accepted accounting principles, several estimates and assumptions are made that affect the accounting for and recognition of assets, liabilities, revenues and expenses. These estimates and assumptions must be made because certain information that is used in the preparation of the Company's financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is not capable of being readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and the Company must exercise significant judgment. The Company believes that accounting for long-lived assets, pension benefit plans, contingencies and litigation, and income taxes involves the more significant judgments and estimates used in the preparation of its consolidated financial statements. Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses, which could have a material adverse effect on the Company's financial condition and results of operations.

Accounting Standards—The adoption of new accounting standards or interpretations could adversely impact the Company's financial results.

        The Company's implementation of and compliance with changes in accounting rules and interpretations could adversely affect its operating results or cause unanticipated fluctuations in its results in future periods. The accounting rules and regulations that the Company must comply with are complex and continually changing. Recent actions and public comments from the SEC have focused on the integrity of financial reporting generally. The Financial Accounting Standards Board has recently introduced several new or proposed accounting standards, or is developing new proposed standards, which would represent a significant change from current industry practices. In addition, many companies' accounting policies are being subjected to heightened scrutiny by regulators and the public. While the Company believes that its financial statements have been prepared in accordance with U.S. generally accepted accounting principles, the Company cannot predict the impact of future changes to accounting principles or its accounting policies on its financial statements going forward.

Goodwill—A significant write down of goodwill would have a material adverse effect on the Company's reported results of operations and net worth.

        Goodwill at December 31, 2010 totaled $2.8 billion. The Company evaluates goodwill annually (or more frequently if impairment indicators arise) for impairment using the required business valuation methods. These methods include the use of a weighted average cost of capital to calculate the present value of the expected future cash flows of the Company's reporting units. Future changes in the cost of capital, expected cash flows, or other factors may cause the Company's goodwill to be impaired, resulting in a non-cash charge against results of operations to write down goodwill for the amount of the impairment. If a significant write down is required, the charge would have a material adverse effect on the Company's reported results of operations and net worth.

Pension Funding—Declines in the fair value of the assets of the pension plans sponsored by the Company could require increased funding.

        The Company's defined benefit pension plans in the U.S. and several other countries are funded through qualified trusts that hold investments in a broad range of equity and debt securities. Deterioration in the value of such investments, or reductions driven by a decline in securities markets or otherwise, could increase the underfunded status of the Company's funded pension plans, thereby increasing its obligation to make contributions to the plans as required by the laws and regulations governing each plan. An obligation to make contributions to pension plans could reduce the cash available for working capital and other corporate uses, and may have an adverse impact on the Company's operations, financial condition and liquidity.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        The principal manufacturing facilities and other material important physical properties of the Company at December 31, 2010 are listed below. All properties are glass container plants and are owned in fee, except where otherwise noted.

North American Operations
United States
Atlanta, GA	Portland, OR
Auburn, NY	Streator, IL
Brockway, PA	Toano, VA
Crenshaw, PA	Tracy, CA
Danville, VA	Waco, TX
Lapel, IN	Windsor, CO
Los Angeles, CA	Winston-Salem, NC
Muskogee, OK	Zanesville, OH
Oakland, CA
Canada
Brampton, Ontario	Montreal, Quebec
Asia Pacific Operations
Australia
Adelaide	Melbourne
Brisbane	Sydney
China
Cangshun	Tianjin
Guangzhou	Tianjin (mold shop)
Rixin	Wuhan
Shanghai	Zhaoqing
Indonesia
Jakarta
New Zealand
Auckland

European Operations
Czech Republic
Sokolov	Teplice
Estonia
Jarvakandi
France
Beziers	Reims
Gironcourt	Vayres
Labegude	Veauche
Puy-Guillaume	Wingles
Germany
Achern	Holzminden
Bernsdorf	Rinteln
Hungary
Oroshaza
Italy
Asti	Pordenone
Bari (2 plants)	Terni
Latina	Trento
Trapani	Treviso
Napoli	Varese
The Netherlands
Leerdam	Schiedam
Maastricht
Poland
Antoninek	Jaroslaw
Spain
Alcala	Barcelona
United Kingdom
Alloa	Harlow
South American Operations
Argentina
Rosario
Brazil
Ceará	Rio de Janeiro (glass container and tableware)
Manaus (mold shop)	Sao Paulo
Pernambuco (2 plants)

Colombia
Buga (tableware)	Soacha
Envigado	Zipaquira (glass container and flat glass)
Ecuador
Guayaquil
Peru
Callao	Lurin(1)
Other Operations
Machine Shops and Engineering Support Center
Brockway, Pennsylvania	Jaroslaw, Poland
Cali, Colombia	Lurin, Peru
Clayton, Australia	Perrysburg, Ohio
Corporate Facilities
Hawthorn, Australia(1)	Bussigny-Lausanne, Switzerland(1)
Perrysburg, Ohio(1)

(1)
This facility is leased in whole or in part.

        The Company believes that its facilities are well maintained and currently adequate for its planned production requirements over the next three to five years.

ITEM 3.    LEGAL PROCEEDINGS

        For further information on legal proceedings, see Note 18 to the Consolidated Financial Statements and the section entitled "Environmental and Other Governmental Regulation" in Item 1.

ITEM 4.    RESERVED

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHARE OWNER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The price range for the Company's common stock on the New York Stock Exchange, as reported by the Financial Industry Regulatory Authority, Inc., was as follows:

	2010		2009
	High	Low	High	Low
First Quarter	$36.10	$25.61	$27.69	$9.60
Second Quarter	37.96	26.34	31.00	14.16
Third Quarter	30.68	24.92	39.00	25.66
Fourth Quarter	31.03	25.95	39.55	29.84

        The number of share owners of record on December 31, 2010 was 1,410. Approximately 91% of the outstanding shares were registered in the name of Depository Trust Company, or CEDE, which held such shares on behalf of a number of brokerage firms, banks, and other financial institutions. The shares attributed to these financial institutions, in turn, represented the interests of more than 45,000 unidentified beneficial owners. No dividends have been declared or paid since the Company's initial public offering in December 1991 and the Company does not anticipate paying any dividends in the near future. For restrictions on payment of dividends on common stock, see Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Current and Long-Term Debt and Note 6 to the Consolidated Financial Statements.

        Information with respect to securities authorized for issuance under equity compensation plans is included herein under Item 12.

        During 2010, the Company purchased 6 million shares of its common stock for $199 million pursuant to authorization by its Board of Directors in September 2008 to purchase up to $350 million of the Company's common stock.

 PERFORMANCE GRAPH
COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG OWENS-ILLINOIS, S&P 500, AND PACKAGING GROUP

	Years Ending December 31,
	2005	2006	2007	2008	2009	2010
Owens-Illinois	$100.00	$87.69	$235.29	$129.88	$156.21	$145.90
S&P 500	$100.00	$115.79	$122.16	$76.97	$97.33	$112.00
Packaging Group—New	$100.00	$113.78	$132.16	$99.14	$125.57	$149.94
Packaging Group—Old	$100.00	$115.13	$127.29	$92.21	$116.60	$140.43

        The above graph compares the performance of the Company's Common Stock with that of a broad market index (the S&P 500 Composite Index) and a packaging group consisting of companies with lines of business or product end uses comparable to those of the Company for which market quotations are available.

        The packaging group consists of: AptarGroup, Inc., Ball Corp., Bemis Company, Inc., Crown Holdings, Inc., Graham Packaging Company Inc., Owens-Illinois, Inc., Sealed Air Corp., Silgan Holdings Inc., and Sonoco Products Co. Graham Packaging Company Inc. was added to the packaging group because market quotations for its stock are now available following its initial public offering in 2010. Vitro Sociedad Anonima was removed from the packaging group due to its bankruptcy proceedings.

        The comparison of total return on investment for each period is based on the investment of $100 on December 31, 2005 and the change in market value of the stock, including additional shares assumed purchased through reinvestment of dividends, if any.

ITEM 6.    SELECTED FINANCIAL DATA

        The selected consolidated financial data presented below relates to each of the five years in the period ended December 31, 2010. The financial data for each of the five years in the period ended December 31, 2010 was derived from the audited consolidated financial statements of the Company. The results of the Company's Venezuelan operations have been reclassified to discontinued operations as a result of the expropriation of those operations in 2010. For more information, see the "Consolidated Financial Statements" included elsewhere in this document.

	Years ended December 31,
	2010	2009	2008	2007	2006
	(Dollar amounts in millions)
Consolidated operating results(a):
Net sales	$6,633	$6,652	$7,540	$7,302	$6,424
Manufacturing, shipping and delivery(b)	(5,283)	(5,317)	(5,994)	(5,800)	(5,328)

Gross profit	1,350	1,335	1,546	1,502	1,096
Selling and administrative, research development and engineering	(554)	(551)	(565)	(576)	(570)
Other expense(c)	(227)	(442)	(396)	(262)	(172)
Other revenue(d)	104	95	103	107	95

Earnings before interest expense and items below	673	437	688	771	449
Interest expense(e)	(249)	(222)	(253)	(349)	(349)

Earnings from continuing operations before income taxes	424	215	435	422	100
Provision for income taxes(f)	(129)	(83)	(210)	(126)	(107)

Earnings (loss) from continuing operations	295	132	225	296	(7)
Earnings of discontinued operations	31	66	96	66	23
Gain (loss) on disposal of discontinued operations	(331)		7	1,039

Net earnings (loss)	(5)	198	328	1,401	16
Net earnings attributable to noncontrolling interests	(42)	(36)	(70)	(60)	(44)

Net earnings (loss) attributable to the Company	$(47)	$162	$258	$1,341	$(28)

	Years ended December 31,
	2010	2009	2008	2007	2006
Basic earnings (loss) per share of common stock:
Earnings (loss) from continuing operations	$1.57	$0.65	$1.03	$1.50	$(0.37)
Earnings of discontinued operations	0.14	0.31	0.46	0.30	0.05
Gain (loss) on disposal of discontinued operations	(2.00)		0.04	6.66

Net earnings (loss)	$(0.29)	$0.96	$1.53	$8.46	$(0.32)

Weighted average shares outstanding (in thousands)	164,271	167,687	163,178	154,215	152,071

Diluted earnings (loss) per share of common stock:
Earnings (loss) from continuing operations	$1.55	$0.65	$1.03	$1.52	$(0.37)
Earnings of discontinued operations	0.14	0.30	0.45	0.28	0.05
Gain (loss) on disposal of discontinued operations	(1.97)		0.04	6.19

Net earnings (loss)	$(0.28)	$0.95	$1.52	$7.99	$(0.32)

Diluted average shares (in thousands)	167,078	170,540	169,677	167,767	152,071

        The Company's convertible preferred stock was included in the computation of diluted earnings per share for 2008, to the extent outstanding during 2008, and 2007 on an "if converted" basis since the result was dilutive. The Company's convertible preferred stock was not included in the computation of 2006 diluted earnings per share since the result would have been antidilutive. Options to purchase 687,353, 994,834, 241,711 and 862,906 weighted average shares of common stock which were outstanding during 2010, 2009, 2008 and 2007, respectively, were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. For the year ended December 31, 2006, diluted earnings per share of common stock are equal to basic earnings per share of common stock due to the loss from continuing operations.

        The 2015 Exchangeable Notes have a dilutive effect only in those periods in which the Company's average stock price exceeds the exchange price of $47.47 per share. For the year ended December 31, 2010, the Company's average stock price did not exceed the exchange price. Therefore, the potentially issuable shares resulting from the settlement of the 2015 Exchangeable Notes were not included in the calculation of diluted earnings per share. See Note 6 to the Consolidated Financial Statements for additional information on the 2015 Exchangeable Notes.

	Years ended December 31,
	2010	2009	2008	2007	2006
	(Dollar amounts in millions)
Other data:
The following are included in earnings from continuing operations:
Depreciation	$369	$364	$420	$412	$418
Amortization of intangibles	22	21	29	29	22
Amortization of deferred finance fees (included in interest expense)	19	10	8	9	6
Balance sheet data (at end of period):
Working capital (current assets less current liabilities)	$659	$763	$441	$165	$67
Total assets	9,754	8,727	7,977	9,325	9,321
Total debt	4,278	3,608	3,334	3,714	5,457
Share owners' equity	2,026	1,736	1,293	2,439	563
Free cash flow(g)	$100	$322	$320	$301	$(196)

(a)
Amounts related to the Company's plastic packaging business have been reclassified to discontinued operations for 2006 and 2007 as a result of the sale of that business in 2007.

Amounts related to the Company's Venezuelan operations have been reclassified to discontinued operations for 2006 - 2010 as a result of the expropriation of those operations in 2010.

(b)
Amount for 2010 includes charges of $12 million ($7 million after tax amount attributable to the Company) for acquisition-related fair value inventory adjustments.

Amount for 2006 includes a loss of $9 million ($8 million after tax amount attributable to the Company) from the mark to market effect of natural gas hedge contracts.

(c)
Amount for 2010 includes charges of $170 million (pretax and after tax) to increase the accrual for estimated future asbestos-related costs, $13 million ($11 million after tax amount attributable to the Company) for restructuring and asset impairments, and $20 million (pretax and after tax amount attributable to the Company) for acquisition-related restructuring, transaction and financing costs.

Amount for 2009 includes charges of $180 million (pretax and after tax) to increase the accrual for estimated future asbestos-related costs, $207 million ($180 million after tax amount attributable to the Company) for restructuring and asset impairments, and $18 million ($17 million after tax amount attributable to the Company) for the remeasurement of certain bolivar-denominated assets and liabilities held outside of Venezuela.

Amount for 2008 includes charges of $250 million ($249 million after tax) to increase the accrual for estimated future asbestos-related costs and $133 million ($110 million after tax amount attributable to the Company) for restructuring and asset impairments.

Amount for 2007 includes charges of $115 million (pretax and after tax) to increase the accrual for estimated future asbestos-related costs and $100 million ($84 million after tax amount attributable to the Company) for restructuring and asset impairments.

Amount for 2006 includes charges of $120 million (pretax and after tax) to increase the accrual for estimated future asbestos-related costs, a charge of $21 million (pretax and after tax attributable to the Company) for CEO transition costs, and a charge of $30 million (pretax and after tax amount attributable to the Company) for the closing of the Godfrey, Illinois machine parts manufacturing operation.

(d)
Other revenue in 2006 includes a gain of $16 million ($11 million after tax amount attributable to the Company) for the curtailment of postretirement benefits in The Netherlands.

(e)
Amount for 2010 includes charges of $6 million (pretax and after tax amount attributable to the Company) for note repurchase premiums. In addition, the Company recorded a reduction of interest expense of $9 million (pretax and after tax amount attributable to the Company) to recognize the unamortized proceeds from terminated interest rate swaps.

Amount for 2009 includes charges of $5 million (pretax and after tax amount attributable to the Company) for note repurchase premiums, net of a gain from the termination of interest rate swap agreements on the notes.

Amount for 2007 includes charges of $8 million ($7 million after tax amount attributable to the Company) for note repurchase premiums.

Amount for 2006 includes charges of $6 million (pretax and after tax amount attributable to the Company) for note repurchase premiums.

Includes additional interest charges for the write-off of unamortized deferred financing fees related to the early extinguishment of debt as follows: $3 million (pretax and after tax amount attributable to the Company) for 2010; $2 million (pretax and after tax amount attributable to the Company) for 2007; and $11 million (pretax and after tax amount attributable to the Company) for 2006.

(f)
Amount for 2010 includes a net tax benefit of $24 million related to the reversal of deferred tax valuation allowances and a non-cash tax benefit transferred from other income categories of $8 million.

Amount for 2009 includes a non-cash tax benefit transferred from other income categories of $48 million.

Amount for 2008 includes a net tax expense of $33 million ($35 million attributable to the Company) related to tax legislation, restructuring, and other.

Amount for 2007 includes a benefit of $14 million for the recognition of tax credits related to restructuring of investments in certain European operations.

Amount for 2006 includes a benefit of $6 million from the reversal of a non-U.S. deferred tax asset valuation allowance partially offset by charges related to international tax restructuring.

(g)
The Company defines free cash flow as cash provided by continuing operating activities less additions to property, plant, and equipment from continuing operations. Free cash flow does not conform to U.S. GAAP and should not be construed as an alternative to the cash flow measures reported in accordance with U.S. GAAP. The Company uses free cash flow for internal reporting, forecasting and budgeting and believes this information allows the board of directors, management, investors and analysts to better understand the Company's financial performance. Free cash flow is calculated as follows (dollar amounts in millions):

Years ended December 31,	2010	2009	2008	2007	2006
Cash provided by continuing operating activities	$600	$729	$660	$574	$65
Additions to property, plant, and equipment—continuing	(500)	(407)	(340)	(273)	(261)

Free cash flow	$100	$322	$320	$301	$(196)

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Following are the Company's net sales by segment and segment operating profit for the years ended December 31, 2010, 2009, and 2008 (dollars in millions). The Company's measure of profit for its reportable segments is Segment Operating Profit, which consists of consolidated earnings from continuing operations before interest income, interest expense, and provision for income taxes and excludes amounts related to certain items that management considers not representative of ongoing operations as well as certain retained corporate costs. The segment data presented below is prepared in accordance with general accounting principles for segment reporting. The line titled 'reportable segment totals', however, is a non-GAAP measure when presented outside of the financial statement footnotes. Management has included 'reportable segment totals' below to facilitate the discussion and analysis of financial condition and results of operations. The Company's management uses Segment Operating Profit, in combination with selected cash flow information, to evaluate performance and to allocate resources.

	2010	2009	2008
Net Sales:
Europe	$2,746	$2,918	$3,498
North America	1,879	2,074	2,210
South America	975	689	791
Asia Pacific	996	925	964

Reportable segment totals	6,596	6,606	7,463
Other	37	46	77

Net Sales	$6,633	$6,652	$7,540

	2010	2009	2008
Segment Operating Profit:
Europe	$324	$333	$478
North America	275	282	185
South America	224	145	221
Asia Pacific	141	131	163

Reportable segment totals	964	891	1,047
Items excluded from Segment Operating Profit:
Retained corporate costs and other	(89)	(67)	(1)
Restructuring and asset impairment	(13)	(207)	(133)
Acquisition-related fair value inventory adjustments and restructuring, transaction and financing costs	(32)
Charge for currency remeasurement		(18)
Charge for asbestos related costs	(170)	(180)	(250)
Interest income	13	18	25
Interest expense	(249)	(222)	(253)

Earnings from continuing operations before income taxes	424	215	435
Provision for income taxes	(129)	(83)	(210)

Earnings from continuing operations	295	132	225
Earnings from discontinued operations	31	66	96
Gain (loss) on disposal of discontinued operations	(331)		7

Net earnings (loss)	(5)	198	328
Net earnings attributable to noncontrolling interests	(42)	(36)	(70)

Net earnings (loss) attributable to the Company	$(47)	$162	$258

Net earnings from continuing operations attributable to the Company	$258	$110	$175

        Note: all amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview—Comparison of 2010 with 2009

2010 Highlights

  •
  Acquired glass plants in Argentina (1 plant), Brazil (3 plants) and China (3 plants)

  •
  Invested in a joint venture with glass plants in China, Malaysia and Vietnam

  •
  Growth in South America, acquisitions in 2010 and improved manufacturing productivity drove 8% increase in Segment Operating Profit

  •
  Issued $690 million exchangeable senior notes due 2015 and €500 million senior notes due 2020, and redeemed $450 million senior notes due 2013

  •
  Repurchased 6 million shares of the Company's common stock for $199 million

  •
  Reclassified Venezuelan operations as discontinued operations

        Net sales were $19 million lower than the prior year principally resulting from decreased shipments and the impact of cost pass-through provisions on certain customer contracts, partially offset by the favorable effect of changes in foreign currency exchange rates.

        Segment Operating Profit for reportable segments was $73 million higher than the prior year. The increase was mainly attributable to lower manufacturing and delivery costs and the favorable effect of changes in foreign currency exchange rates.

        Interest expense in 2010 was $249 million compared with interest expense of $222 million in 2009. The increase is principally due to additional debt issued in 2010 to fund acquisitions.

        Net earnings from continuing operations attributable to the Company for 2010 were $258 million, or $1.55 per share (diluted), compared to $110 million, or $0.65 per share (diluted) for 2009. Earnings in both periods included items that management considered not representative of ongoing operations. These items decreased net earnings in 2010 by $176 million, or $1.05 per share, and decreased net earnings in 2009 by $334 million, or $1.96 per share. The Company purchased 6 million shares of its common stock in 2010, which increased earnings per share by approximately $0.05 for 2010.

        The Company's Venezuelan operations were expropriated by the Venezuelan government in 2010. The Company has reclassified its Venezuelan operations to discontinued operations for all periods presented. In addition, the Company recognized a loss on the disposal of its Venezuelan operations as the net assets of the operations were written-off. The type or amount of compensation the Company may receive from the Venezuelan government is uncertain and thus, will be recorded as a gain from discontinued operations when received.

        2010 was a transition year for the Company. The Company concluded the strategic review of its global profitability and manufacturing footprint that began in 2007, and shifted its focus to profitable growth in emerging markets, which was highlighted by the acquisitions in 2010.

Results of Operations—Comparison of 2010 with 2009

Net Sales

        The Company's net sales in 2010 were $6,633 million compared with $6,652 million in 2009, a decrease of $19 million, or 0.3%. For further information, see Segment Information included in Note 19 to the Consolidated Financial Statements.

        The decline in net sales in 2010 was due to lower glass container shipments and the impact of cost pass-through provisions on certain customer contracts, partially offset by the favorable effects of changes in foreign currency exchange rates. Glass container shipments, in tonnes, were down 1.0% in 2010 compared to 2009, primarily due to lower beer glass volumes in North America and Europe. The Company's beer markets remain weak in North America and Europe due to continued weakness in the economy and high unemployment levels. In addition, North American beer volumes were impacted by the loss of certain beer contracts resulting from business renegotiated at the end of 2009 in order for the Company to achieve its margin objectives. Sales volumes in 2010 also benefited from the acquisitions in Brazil and Argentina, as well as organic growth in South America where glass container shipments, excluding the acquisitions, increased approximately 20% compared to 2009. The cost pass-through provisions include monthly or quarterly contractual provisions as well as the transfer of certain third-party costs, such as shipping, to customers, primarily in North America. Foreign currency exchange rate changes increased net sales in 2010 compared to 2009, primarily due to a stronger Australian dollar, Brazilian Real and Colombian Peso in relation to the U.S. dollar, partly offset by a weaker Euro.

        The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales—2009		$6,606
Net effect of price and mix	$5
Customer pass-through provisions	(30)
Sales volume	(61)
Effects of changing foreign currency rates	76

Total effect on net sales		(10)

Net sales—2010		$6,596

Segment Operating Profit

        Operating Profit of the reportable segments includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided. Unallocated corporate expenses and certain other expenses not directly related to the reportable segments' operations are included in Retained Corporate Costs and Other. For further information, see Segment Information included in Note 19 to the Consolidated Financial Statements.

        Segment Operating Profit of reportable segments in 2010 was $964 million compared to $891 million in 2009, an increase of $73 million, or 8.2%. The net effect of price and product mix in 2010 was consistent with 2009. Sales volume had a minimal impact on Segment Operating Profit in 2010 as the decrease in glass container shipments during the year was more than offset by favorable regional sales mix, primarily due to growth of higher margin business in South America. Manufacturing and delivery costs declined $38 million from 2009 mostly due to benefits from the Company's strategic footprint alignment initiative, partially offset by $20 million of inflationary cost increases. Foreign currency exchange rate changes increased Segment Operating Profit in 2010 compared to 2009, primarily due to a stronger Australian dollar, Brazilian Real and Colombian Peso in relation to the U.S. dollar, partly offset by a weaker Euro.

        The change in Segment Operating Profit of reportable segments can be summarized as follows (dollars in millions):

Segment Operating Profit—2009		$891
Net effect of price and mix	$5
Sales volume	7
Manufacturing and delivery	38
Operating expenses and other	7
Effects of changing foreign currency rates	16

Total net effect on Segment Operating Profit		73

Segment Operating Profit—2010		$964

Interest Expense

        Interest expense in 2010 was $249 million compared with interest expense of $222 million in 2009. The 2009 amount includes $5 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees, net of a gain from the termination of interest rate swap agreements following the May 2009 tender for the 7.50% Senior Debentures due May 2010. Exclusive of these items, interest expense increased approximately $32 million. The increase is principally due to additional debt issued in 2010 to fund acquisitions.

Interest Income

        Interest income for 2010 was $13 million compared to $18 million for 2009. The decrease is principally due to lower interest rates on the Company's cash and investments.

Provision for Income Taxes

        The Company's effective tax rate from continuing operations for 2010 was 30.4%, compared with 38.6% for 2009. The provision for 2010 includes a tax benefit of $24 million related to the reversal of a non-U.S. valuation allowance offset by additional liability related to uncertain tax positions. The provisions for 2010 and 2009 include a continuing operation non-cash tax benefit transferred from other income categories of $8 million and $48 million, respectively (see Note 11 to the Consolidated Financial Statements for more information). Excluding the amounts related to items that management considers not representative of ongoing operations, the Company's effective tax rate for 2010 was 26.2% compared to 24.0% for 2009. The increase in the effective tax rate in 2010 was due to higher earnings generated in jurisdictions where the Company has higher effective tax rates. The Company expects that the effective tax rate will not change significantly in 2011 compared to 2010.

Net Earnings Attributable to Noncontrolling Interests

        Net earnings attributable to noncontrolling interests for 2010 was $42 million compared to $36 million for 2009. Net earnings from continuing operations attributable to noncontrolling interests was $37 million in 2010 compared to $22 million in 2009. Net earnings from continuing operations attributable to noncontrolling interests was reduced by $8 million in 2009 related to restructuring and asset impairment charges recorded during the year. Excluding this amount, net earnings from continuing operations attributable to noncontrolling interests in 2010 increased $7 million compared with 2009. This increase is primarily a result of higher segment operating profit in the Company's South American segment in 2010. Net earnings attributable to noncontrolling interests related to discontinued operations in 2010 was $5 million compared to $14 million in 2009. The decrease is due to 2010 only including a partial year of earnings from the Company's Venezuelan operations due to the expropriation in October 2010 and the unfavorable effects of the bolivar devaluation in 2010 compared to 2009.

Earnings from Continuing Operations Attributable to the Company

        For 2010, the Company recorded earnings from continuing operations attributable to the Company of $258 million compared to $110 million for 2009. The after tax effects of the items excluded from

Segment Operating Profit, the unusual tax items and the 2009 additional interest charges increased or decreased earnings in 2010 and 2009 as set forth in the following table (dollars in millions).

	Net Earnings Increase (Decrease)
Description	2010	2009
Restructuring and asset impairment	$(11)	$(180)
Acquisition-related fair value inventory adjustments and restructuring, transaction and financing costs	(27)
Charge for currency remeasurement		(17)
Note repurchase premiums and write-off of finance fees, net of interest rate swap gain		(5)
Tax benefit related to the reversal of deferred tax valuation allowance offset by additional liability related to uncertain tax positions	24
Non-cash tax benefit transferred from other income categories	8	48
Charge for asbestos related costs	(170)	(180)

Total	$(176)	$(334)

Executive Overview—Comparison of 2009 with 2008

2009 Highlights

  •
  Strategic review of manufacturing footprint resulted in $122 million of fixed costs savings

  •
  Inventory levels reduced by 11% due to strategic review of manufacturing footprint, temporary production curtailments and other management initiatives

  •
  Free cash flow generation of $322 million

  •
  Issued $600 million senior notes due 2016 and extinguished $222 million of the senior debentures due 2010

        Net sales were $888 million lower than the prior year principally resulting from decreased shipments and the unfavorable effect of foreign currency exchange rates, partially offset by higher selling prices and improved mix.

        Segment Operating Profit for reportable segments was $156 million lower than the prior year. The decrease was mainly attributable to lower sales volume and increased manufacturing and delivery costs resulting from temporary production curtailments and inflationary cost increases. Partially offsetting these costs were higher selling prices and savings from permanent curtailment of plant capacity and realignment of selected operations.

        Interest expense in 2009 decreased $31 million compared with 2008, principally due to lower variable interest rates under the Company's bank credit agreement as well as favorable foreign currency exchange rates.

        Net earnings from continuing operations attributable to the Company for 2009 were $110 million, or $0.65 per share (diluted), compared to $175 million, or $1.03 per share (diluted) for 2008. Earnings in both periods included items that management considered not representative of ongoing operations. These items decreased net earnings in 2009 by $334 million, or $1.96 per share, and decreased net earnings in 2008 by $394 million, or $2.32 per share.

Results of Operations—Comparison of 2009 with 2008

Net Sales

        The Company's net sales in 2009 were $6,652 million compared with $7,540 million in 2008, a decrease of $888 million, or 11.8%. For further information, see Segment Information included in Note 19 to the Consolidated Financial Statements.

        Net sales declined in 2009 compared with 2008 primarily due to a 10% reduction in shipments as a result of weaker market conditions and customer de-stocking in the first half of the year. Partially offsetting this lower volume was improved price and mix, primarily due to the Company's price over volume strategy aimed at improving margins. This strategy also contributed to the lower shipments in 2009.

        The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales—2008		$7,463
Net effect of price and mix	$264
Decreased sales volume	(777)
Effects of changing foreign currency rates	(344)

Total effect on net sales		(857)

Net sales—2009		$6,606

Segment Operating Profit

        Operating Profit of the reportable segments includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided. Unallocated corporate expenses and certain other expenses not directly related to the reportable segments' operations are included in Retained Corporate Costs and Other. For further information, see Segment Information included in Note 19 to the Consolidated Financial Statements.

        Segment Operating Profit of reportable segments in 2009 was $891 million compared to $1,047 million in 2008, a decrease of $156 million, or 14.9%. The decrease was primarily due to weaker market conditions and customer de-stocking, which led to a 10% reduction in shipments and to temporary production curtailments as the Company attempted to match supply with lower demand. The temporary production curtailments resulted in approximately $302 million of higher unabsorbed fixed costs. Manufacturing costs were also higher by approximately $7 million due to inflationary cost increases.

        Partially offsetting the decreases in Segment Operating Profit noted above were improved price and mix, lower warehouse and delivery costs and savings from the Company's strategic review of its global manufacturing footprint. Improved price and mix contributed approximately $264 million in 2009, primarily due to the Company's price over volume strategy aimed at improving margins. Warehouse and delivery costs were lower by approximately $28 million due to lower shipments and an 11% reduction in inventory levels at the end of 2009 compared to 2008. The Company's strategic review of its global manufacturing footprint led to the permanent curtailment of plant capacity and the realignment of selected operations, resulting in savings of approximately $122 million.

        The change in Segment Operating Profit of reportable segments can be summarized as follows (dollars in millions):

Segment Operating Profit—2008		$1,047
Net effect of price and mix	$264
Decreased sales volume	(256)
Effects of changing foreign currency rates	(35)
Manufacturing and delivery	(132)
Operating expenses	6
Other	(3)

Total net effect on Segment Operating Profit		(156)

Segment Operating Profit—2009		$891

Interest Expense

        Interest expense in 2009 was $222 million compared with interest expense of $253 million in 2008. The 2009 amount includes $5 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees, net of a gain from the termination of interest rate swap agreements following the May tender for the 7.50% Senior Debentures due May 2010. Exclusive of these items, interest expense decreased approximately $37 million. The decrease is principally due to lower variable interest rates under the Company's bank credit agreement as well as favorable foreign currency exchange rates.

Interest Income

        Interest income for 2009 was $18 million compared to $25 million for 2008. The decrease is principally due to lower interest rates on investments, which more than offset the additional interest earned on the Company's higher cash balance.

Provision for Income Taxes

        The Company's effective tax rate from continuing operations for 2009 was 38.6%, compared with 48.4% for 2008. The provision for 2009 includes a non-cash tax benefit transferred from other comprehensive income of $48 million (see Note 11 to the Consolidated Financial Statements for more information). The provision for 2008 includes a net expense of $33 million related to tax legislation, restructuring, and other. Excluding the amounts related to items that management considers not representative of ongoing operations, the Company's effective tax rate for 2009 was 24.0% compared to 24.3% for 2008.

Net Earnings Attributable to Noncontrolling Interests

        Net earnings attributable to noncontrolling interests for 2009 were $36 million compared to $70 million for 2008. Net earnings attributable to noncontrolling interests were reduced by $9 million in 2009 related to restructuring and asset impairment charges recorded during the year. Excluding this amount, net earnings attributable to noncontrolling interests in 2009 decreased $25 million compared with 2008. The decrease is primarily a result of lower segment operating profit in the Company's South American segment in 2009.

Earnings from Continuing Operations Attributable to the Company

        For 2009, the Company recorded earnings from continuing operations attributable to the Company of $110 million compared to $175 million for 2008. The after tax effects of the items excluded from

Segment Operating Profit, the 2009 additional interest charges, and the 2009 and 2008 unusual tax items increased or decreased earnings in 2009 and 2008 as set forth in the following table (dollars in millions).

	Net Earnings Increase (Decrease)
Description	2009	2008
Restructuring and asset impairment	$(180)	$(110)
Charge for currency remeasurement	(17)
Note repurchase premiums and write-off of finance fees, net of interest rate swap gain	(5)
Non-cash tax benefit transferred from other income categories	48
Net expense related to tax legislation, restructuring and other		(35)
Charge for asbestos related costs	(180)	(249)

Total	$(334)	$(394)

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

        Retained corporate costs and other for 2010 were $89 million compared with $67 million for 2009. The increased expense in 2010 is mainly attributable to increased employee benefit costs, primarily pension expense.

        Retained corporate costs and other for 2009 were $67 million compared with $1 million for 2008. The increased expense in 2009 is mainly attributable to increased employee benefit costs, primarily pension expense, and lower royalty income.

Restructuring and Asset Impairments

        During 2010, the Company recorded charges totaling $13 million ($11 million after tax amount attributable to the Company) for restructuring and asset impairment. The charges reflect the completion of previously announced actions in North America and Europe related to the Company's strategic review of its global manufacturing footprint. See Note 16 to the Consolidated Financial Statements for additional information.

        Charges for similar actions in Europe, North America and South America during 2009 totaled $207 million ($180 million after tax amount attributable to the Company). See Note 16 to the Consolidated Financial Statements for additional information.

        Charges for similar actions during 2008 totaled $133 million ($109 million after tax amount attributable to the Company). See Note 16 to the Consolidated Financial Statements for additional information.

        During 2008, the Company also recorded an additional $1 million (pretax and after tax amount attributable to the Company), related to the impairment of the Company's equity investment in the South American Segment's 50%-owned Caribbean affiliate.

Acquisition-related fair value inventory adjustments and restructuring, transaction and financing costs

        The Company recorded charges of $12 million ($7 million after tax amount attributable to the Company) for acquisition-related fair value inventory adjustments. This charge was due to the accounting rules requiring inventory purchased in a business combination to be marked up to fair value, and then recorded as an increase to cost of goods sold as the inventory is sold. The Company also recorded charges of $20 million (pretax and after tax amount attributable to the Company) for acquisition-related restructuring, transaction and financing costs.

Charge for Currency Remeasurement

        Due to Venezuelan government restrictions on transfers of cash out of the country at the official rate, the Company remeasured certain bolivar-denominated assets and liabilities held outside of Venezuela to the parallel market rate and recorded a charge of $18 million ($17 million after tax amount attributable to the Company) in 2009.

Charge for Asbestos Related Costs

        The fourth quarter of 2010 charge for asbestos-related costs was $170 million (pretax and after tax), compared to the fourth quarter of 2009 charge of $180 million (pretax and after tax). These charges resulted from the Company's comprehensive annual review of asbestos-related liabilities and costs. In each year, the Company concluded that an increase in the accrued liability was required to provide for estimated indemnity payments and legal fees arising from asbestos personal injury lawsuits and claims pending and expected to be filed during the several years following the completion of the comprehensive review. See "Critical Accounting Estimates" for further information.

        Asbestos-related cash payments for 2010 were $179 million, a decrease of $11 million from 2009. Deferred amounts payable were approximately $26 million and $36 million at December 31, 2010 and 2009, respectively.

        During 2010, the Company received approximately 3,000 new filings and disposed of approximately 4,000 claims. As of December 31, 2010, the number of asbestos-related claims pending against the Company was approximately 6,000. The Company anticipates that cash flows from operations and other sources will be sufficient to meet all asbestos-related obligations on a short-term and long-term basis. See Note 18 to the Consolidated Financial Statements for further information.

Discontinued Operations

        On October 26, 2010, the Venezuelan government, through Presidential Decree No. 7.751, expropriated the assets of Owens-Illinois de Venezuela, C.A. and Fabrica de Vidrios Los Andes, C.A., two of the Company's subsidiaries in that country, which in effect constituted a taking of the going concerns of those companies. Shortly after the issuance of the decree, the Venezuelan government installed temporary administrative boards who are in control of the expropriated assets.

        Since the issuance of the decree, the Company has cooperated with the Venezuelan government, as it is compelled to do under Venezuelan law, to provide for an orderly transition while ensuring the safety and well-being of the employees and the integrity of the production facilities. The Company is also engaged in negotiations with the Venezuelan government in relation to certain aspects of the expropriation, including the compensation payable by the government as a result of its expropriation. The Company reserves and will continue to reserve the right to seek and obtain just compensation, representing the market value of its investment in Venezuela, in exchange for the expropriated assets pursuant to, as appropriate, applicable domestic and/or international law. The Company is unable at this stage to predict the amount, or timing of receipt, of compensation it will ultimately receive.

        The Company considers the disposal of these assets to be complete as of December 31, 2010. As a result, and in accordance with generally accepted accounting principles, the Company has presented the results of operations for its Venezuelan subsidiaries in the Consolidated Results of Operations for the years ended December 31, 2010, 2009 and 2008 as discontinued operations. Amounts for the prior periods have been reclassified to conform to this presentation. At December 31, 2009, the assets and liabilities of the Venezuelan operations are presented in the Consolidated Balance Sheets as the assets and liabilities of discontinued operations.

        The following summarizes the revenues and expenses of the Venezuelan operations reported as discontinued operations in the Consolidated Results of Operations for the periods indicated:

	Years ended December 31,
	2010	2009	2008
Net sales	$129	$415	$345
Manufacturing, shipping, and delivery	(86)	(266)	(214)

Gross profit	43	149	131
Selling and administrative expense	(5)	(13)	(13)
Research, development, and engineering expense		(1)	(1)
Interest income		11	13
Other expense	3	(36)	(8)

Earnings from discontinued operations before income taxes	41	110	122
Provision for income taxes	(10)	(44)	(26)

Earnings from discontinued operations	31	66	96
Loss on disposal of discontinued operations	(331)

Net earnings (loss) from discontinued operations	(300)	66	96
Net earnings from discontinued operations attributable to noncontrolling interests	(5)	(14)	(20)

Net earnings (loss) from discontinued operations attributable to the Company	$(305)	$52	$76

        The loss on disposal of discontinued operations of $331 million includes charges totaling $77 million and $260 million to write-off the net assets and cumulative currency translation losses, respectively, of the Company's Venezuelan operations, net of a tax benefit of $6 million. The net assets were written-off as a result of the deconsolidation of the subsidiaries due to the loss of control. The type or amount of compensation the Company may receive from the Venezuelan government is uncertain and thus, will be recorded as a gain from discontinued operations when received. The cumulative currency translation losses relate to the devaluation of the Venezuelan bolivar in prior years and were written-off because the expropriation was a substantially complete disposal of the Company's operations in Venezuela.

        The condensed consolidated balance sheet at December 31, 2009 included the following assets and liabilities related to the discontinued operations of the Company's Venezuelan subsidiaries:

Balance at December 31, 2009
Assets:
Cash	$57
Accounts receivable	21
Inventories	11
Prepaid expenses	3

Total current assets	92
Other long-term assets	3
Net property, plant, and equipment	31

Total assets	$126

Liabilities:
Accounts payable and other current liabilities	$12
Other long-term liabilities	15

Total liabilities	$27

        The gain on disposal of discontinued operations of $7 million reported in 2008 relates to an adjustment of the 2007 gain on the sale of the plastics packaging business mainly related to finalizing certain tax allocations and an adjustment to the selling price in accordance with procedures set forth in the final contract.

Capital Resources and Liquidity

        As of December 31, 2010, the Company had cash and total debt of $640 million and $4.3 billion, respectively, compared to $755 million and $3.6 billion, respectively, as of December 31, 2009.

Current and Long-Term Debt

        On June 14, 2006, the Company's subsidiary borrowers entered into the Secured Credit Agreement (the "Agreement"). At December 31, 2010, the Agreement included a $900 million revolving credit facility, a 90 million Australian dollar term loan, and a 111 million Canadian dollar term loan, each of which has a final maturity date of June 15, 2012. It also included a $190 million term loan and a €190 million term loan, each of which has a final maturity date of June 14, 2013. During 2010, the Company's subsidiary borrowers repaid 70 million Australian dollars of term loans under the Agreement. At December 31, 2010 the Company's subsidiary borrowers had unused credit of $732 million available under the Agreement.

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

        The Leverage Ratio also determines pricing under the Agreement. The interest rate on borrowings under the Agreement is, at the Company's option, the Base Rate or the Eurocurrency Rate, as defined in the Agreement. These rates include a margin linked to the Leverage Ratio and the borrowers' senior secured debt rating. The margins range from 0.875% to 1.75% for Eurocurrency Rate loans and from -0.125% to 0.75% for Base Rate loans. In addition, a facility fee is payable on the revolving credit facility commitments ranging from 0.20% to 0.50% per annum linked to the Leverage Ratio. The weighted average interest rate on borrowings outstanding under the Agreement at December 31, 2010 was 2.7%. As of December 31, 2010, the Company was in compliance with all covenants and restrictions in the Agreement. In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

        During May 2010, a subsidiary of the Company issued exchangeable senior notes with a face value of $690 million due June 1, 2015 ("2015 Exchangeable Notes"). The 2015 Exchangeable Notes bear interest at 3.00% and are guaranteed by substantially all of the Company's domestic subsidiaries. The net proceeds, after deducting debt issuance costs, totaled approximately $672 million.

        Upon exchange of the 2015 Exchangeable Notes, under the terms outlined below, the issuer of the 2015 Exchangeable Notes is required to settle the principal amount in cash and the Company is required to settle the exchange premium in shares of the Company's common stock. The exchange premium is calculated as the value of the Company's common stock in excess of the initial exchange price of approximately $47.47 per share, which is equivalent to an exchange rate of 21.0642 per $1,000 principal amount of the 2015 Exchangeable Notes. The exchange rate may be adjusted upon the occurrence of certain events, such as certain distributions, dividends or issuances of cash, stock, options, warrants or other property or effecting a share split, or a significant change in the ownership or structure of the Company, such as a recapitalization or reclassification of the Company's common stock, a merger or consolidation involving the Company or the sale or conveyance to another person of all or substantially all of the property and assets of the Company and its subsidiaries substantially as an entirety.

        Prior to March 1, 2015, the 2015 Exchangeable Notes may be exchanged only if (1) the price of the Company's common stock exceeds $61.71 (130% of the exchange price) for a specified period of time, (2) the trading price of the 2015 Exchangeable Notes falls below 98% of the average exchange value of the 2015 Exchangeable Notes for a specified period of time (trading price was 157% of exchange value at December 31, 2010), or (3) upon the occurrence of specified corporate transactions. The 2015 Exchangeable Notes may be exchanged without restrictions on or after March 1, 2015. As of December 31, 2010, the 2015 Exchangeable Notes are not exchangeable by the holders.

        During June 2010, a subsidiary of the Company redeemed all $450 million of the 8.25% senior notes due 2013. During the second quarter of 2010, the Company recorded $9 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees. In addition, the Company recorded a reduction of interest expense of $9 million during the second quarter of 2010 to recognize the unamortized proceeds from terminated interest rate swaps on these notes.

        During September 2010, a subsidiary of the Company issued senior notes with a face value of €500 million due September 15, 2020. The notes bear interest at 6.75% and are guaranteed by substantially all of the Company's domestic subsidiaries. The net proceeds, after deducting debt issuance costs, totaled approximately $625 million.

        The Company assesses its capital raising and refinancing needs on an ongoing basis and may seek to issue equity and/or debt securities in the domestic and international capital markets if market conditions are favorable.

        During October 2006, the Company entered into a €250 million European accounts receivable securitization program. The program extends through October 2011, subject to annual renewal of backup credit lines. In addition, the Company participated in a receivables financing program in the Asia Pacific region with a revolving funding commitment of 10 million New Zealand dollars. This program expired in October 2010.

        Information related to the Company's accounts receivable securitization program as of December 31, 2010 and 2009 is as follows:

	2010	2009
Balance (included in short-term loans)	$247	$289
Weighted average interest rate	2.40%	2.52%

Cash Flows

        Free cash flow was $100 million for 2010 compared to $322 million for 2009. The Company defines free cash flow as cash provided by continuing operating activities less additions to property, plant, and equipment from continuing operations. Free cash flow does not conform to U.S. GAAP and should not be construed as an alternative to the cash flow measures reported in accordance with U.S. GAAP. The Company uses free cash flow for internal reporting, forecasting and budgeting and believes this information allows the board of directors, management, investors and analysts to better understand the Company's financial performance. Free cash flow for the years ended December 31, 2010 and 2009 is calculated as follows (dollars in millions):

	2010	2009
Cash provided by continuing operating activities	$600	$729
Additions to property, plant, and equipment—continuing	(500)	(407)

Free cash flow	$100	$322

        Operating activities:    Cash provided by continuing operating activities was $600 million for 2010 compared to $729 million for 2009. The decrease in cash flows from continuing operating activities was primarily due to an increase in working capital of $71 million in 2010 compared to a decrease in working capital of $156 million in 2009. The change in working capital in 2010 compared to 2009 was mainly due to the change in inventory. The Company's strategic review of its manufacturing footprint, temporary production curtailments and other management initiatives resulted in an 11% reduction in inventory levels in 2009. Inventory levels at December 31, 2010 have increased from the low levels at the end of 2009 as the Company expects more sales growth in 2011. The decrease in cash flows from continuing operating activities was also due to increased interest payments of $34 million as a result of higher debt balances, partially offset by an increase in dividends received from equity investments of $28 million.

        During 2010, the Company contributed $22 million to its non-U.S. defined benefit pension plans, compared with $122 million in 2009. The 2009 contributions included $50 million of accelerated 2010 contributions. The Company was not required to make cash contributions to the U.S. defined benefit pension plans during 2010. Contributions beyond 2011 are dependent on future asset returns and discount rates which the Company is unable to predict. However, the Company believes that contributions to its non-U.S. plans will be approximately $50 million to $60 million and that it will not be required to make contributions to its U.S. plans in 2011. The Company may elect to contribute amounts in excess of minimum required amounts in order to improve the funded status of certain plans.

        Investing activities:    Cash utilized in investing activities was $1,314 million for 2010 compared to $418 million for 2009. The increase was primarily due to cash paid for acquisitions of $817 million in 2010 as the Company acquired glass container manufacturing plants in Argentina, Brazil and China and invested in a joint venture with operations in Malaysia, Vietnam and China. Capital spending for property, plant, and equipment from continuing operations was $500 million for 2010 compared to $407 million for 2009. The increase in capital spending was due to restructuring activities in North America and new furnace expansions in South America and Asia Pacific.

        Financing activities:    Cash provided by financing activities was $547 million for 2010 compared to $114 million for 2009. Cash provided by financing activities during 2010 included the issuance of the $690 million exchangeable senior notes due 2015 and the €500 million senior notes due 2020. During 2010, the Company also repaid the $450 million senior notes due 2013 and repurchased shares of its common stock for $199 million.

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

Contractual Obligations and Off-Balance Sheet Arrangements

        The following information summarizes the Company's significant contractual cash obligations at December 31, 2010 (dollars in millions).

	Payments due by period
	Total	Less than one year	1 - 3 years	3 - 5 years	More than 5 years
Contractual cash obligations:
Long-term debt	$4,028	$77	$626	$1,402	$1,923
Capital lease obligations	91	20	36	23	12
Operating leases	137	41	56	32	8
Interest(1)	1,323	240	448	337	298
Purchase obligations(2)	915	630	280	5
Pension benefit plan contributions	60	60
Postretirement benefit plan benefit payments(1)	201	21	41	42	97

Total contractual cash obligations	$6,755	$1,089	$1,487	$1,841	$2,338

	Amount of commitment expiration per period
	Total	Less than one year	1 - 3 years	3 - 5 years	More than 5 years
Other commercial commitments:
Standby letters of credit	$135	$135

Total commercial commitments	$135	$135

(1)
Amounts based on rates and assumptions at December 31, 2010.

(2)
The Company's purchase obligations consist principally of contracted amounts for energy and molds. In cases where variable prices are involved, current market prices have been used. The amount above does not include ordinary course of business purchase orders because the majority of such purchase orders may be canceled. The Company does not believe such purchase orders will adversely affect its liquidity position.

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

        The impact of, and any associated risks related to, estimates and assumptions are discussed within Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in the Notes to the Consolidated Financial Statements, if applicable, where estimates and assumptions affect the Company's reported and expected financial results.

        The Company believes that accounting for property, plant and equipment, impairment of long-lived assets, pension benefit plans, contingencies and litigation, and income taxes involves the more significant judgments and estimates used in the preparation of its consolidated financial statements.

Property, Plant and Equipment

        The net carrying amount of property, plant, and equipment ("PP&E") at December 31, 2010 totaled $3,107 million, representing 32% of total assets. Depreciation expense during 2010 totaled $369 million, representing approximately 6% of total costs and expenses. Given the significance of PP&E and associated depreciation to the Company's consolidated financial statements, the determinations of an asset's cost basis and its economic useful life are considered to be critical accounting estimates.

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

        Estimated Useful Life—PP&E is generally depreciated using the straight-line method, which deducts equal amounts of the cost of each asset from earnings each period over its estimated economic useful life. Economic useful life is the duration of time an asset is expected to be productively employed by the Company, which may be less than its physical life. Management's assumptions regarding the following factors, among others, affect the determination of estimated economic useful life: wear and tear, product and process obsolescence, technical standards, and changes in market demand.

        The estimated economic useful life of an asset is monitored to determine its appropriateness, especially in light of changed business circumstances. For example, technological advances, excessive wear and tear, or changes in customers' requirements may result in a shorter estimated useful life than originally anticipated. In these cases, the Company depreciates the remaining net book value over the new estimated remaining life, thereby increasing depreciation expense per year on a prospective basis. Likewise, if the estimated useful life is increased, the adjustment to the useful life decreases depreciation expense per year on a prospective basis. Changes in economic useful life assumptions did not have a material impact on the Company's reported results in 2010, 2009 or 2008.

Impairment of Long-Lived Assets

        Property, Plant, and Equipment—The Company tests for impairment of PP&E whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. PP&E held for use in the Company's business is grouped for impairment testing at the lowest level for which cash flows can reasonably be identified, typically a geographic region. The Company evaluates the recoverability of property, plant, and equipment based on undiscounted projected cash flows, excluding interest and taxes. If an asset group is considered impaired, the impairment loss to be recognized is measured as the amount by which the asset group's carrying amount exceeds its fair value. PP&E held for sale is reported at the lower of carrying amount or fair value less cost to sell.

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

        In mid-2007, the Company began a strategic review of its global manufacturing footprint. As a result of this review, during 2007, 2008, 2009 and 2010, the Company recorded charges that included impairments of property, plant, and equipment across all segments including certain Retained Corporate Costs and Other activities. While the Company has concluded this strategic review of its manufacturing footprint, it is possible that the Company may conclude in the future that it will close or temporarily idle additional selected facilities or production lines and reduce headcount to increase operating performance and cash flows. As of December 31, 2010, no other decisions had been made and no events had occurred that would require an additional evaluation of possible impairment. For additional information on charges recorded in 2010, 2009 and 2008, see Note 16 to the Consolidated Financial Statements.

        Goodwill—Goodwill at December 31, 2010 totaled $2,821 million, representing 29% of total assets. The Company evaluates goodwill annually (or more frequently if impairment indicators arise) for impairment. The Company conducts its evaluation as of October 1 of each year. Goodwill impairment testing is performed using the business enterprise value ("BEV") of each reporting unit which is calculated as of a measurement date by determining the present value of debt-free, after-tax projected future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer. This BEV is then compared to the book value of each reporting unit as of the measurement date to assess whether an impairment of goodwill may exist.

        During the fourth quarter of 2010, the Company completed its annual testing and determined that no impairment of goodwill existed.

        The testing performed as of October 1, 2010, indicated a significant excess of BEV over book value for each unit. If the Company's projected future cash flows were substantially lower, or if the assumed weighted average cost of capital was substantially higher, the testing performed as of October 1, 2010, may have indicated an impairment of one or more of the Company's reporting units and, as a result, the related goodwill may also have been impaired. However, less significant changes in projected future cash flows or the assumed weighted average cost of capital would not have indicated an impairment. For example, if projected future cash flows had been decreased by 5%, or if the weighted average cost of capital had been increased by 5%, or both, the resulting lower BEV's would still have exceeded the book value of each reporting unit.

        The Company will monitor conditions throughout 2011 that might significantly affect the projections and variables used in the impairment test to determine if a review prior to October 1 may be appropriate. If the results of impairment testing confirm that a write down of goodwill is necessary, then the Company will record a charge in the fourth quarter of 2011, or earlier if appropriate. In the event the Company would be required to record a significant write down of goodwill, the charge would have a material adverse effect on reported results of operations and net worth.

        Other Long-Lived Assets—Other long-lived assets include, among others, equity investments and repair parts inventories. The Company's equity investments are non-publicly traded ventures with other companies in businesses related to those of the Company. Equity investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. In the event that a decline in fair value of an investment occurs, and the decline in value is considered to be other than temporary, an impairment loss is recognized. Summarized financial information of equity affiliates is included in Note 5 to the Consolidated Financial Statements. During 2008, the Company recorded charges that included impairments of an equity investment. For additional information on these charges, see Note 15 to the Consolidated Financial Statements.

        The Company carries a significant amount of repair parts inventories in order to provide a dependable supply of quality parts for servicing the Company's PP&E, particularly its glass melting furnaces and forming machines. The Company evaluates the recoverability of repair parts inventories based on undiscounted projected cash flows, excluding interest and taxes, when factors indicate that impairment may exist. If impairment exists, the repair parts are written down to fair value. The Company continually monitors the carrying value of repair parts for recoverability, especially in light of changing business circumstances. For example, technological advances related to, and changes in, the estimated future demand for products produced on the equipment to which the repair parts relate may make the repair parts obsolete. In these circumstances, the Company writes down the repair parts to fair value.

Pension Benefit Plans

        Significant Estimates—The determination of pension obligations and the related pension expense or credits to operations involves significant estimates. The most significant estimates are the discount rate used to calculate the actuarial present value of benefit obligations and the expected long-term rate of return on plan assets. The Company uses discount rates based on yields of high quality fixed rate debt securities at the end of the year. At December 31, 2010, the weighted average discount rate was 5.24% and 5.28% for U.S. and non-U.S. plans, respectively. The Company uses an expected long-term rate of return on assets that is based on both past performance of the various plans' assets and estimated future performance of the assets. Due to the nature of the plans' assets and the volatility of debt and equity markets, actual returns may vary significantly from year to year. The Company refers to average historical returns over longer periods (up to 10 years) in determining its expected rates of return because short-term fluctuations in market values do not reflect the rates of return the Company expects to achieve based upon its long-term investing strategy. For purposes of determining pension charges and credits in 2011, the Company's estimated weighted average expected long-term rate of return on plan assets is 8.0% for U.S. plans and 6.4% for non-U.S. plans compared to 8.0% for U.S. plans and 6.8% for non-U.S. plans in 2010. The Company recorded pension expense (income) from continuing operations of $36 million, $10 million, and $(41) million for the U.S. plans in 2010, 2009, and 2008, respectively, and $37 million, $35 million, and $16 million for the non-U.S. plans from its principal defined benefit pension plans. The increase in pension expense in 2010 is principally a result of the amortization of prior period actuarial losses. Depending on currency translation rates, the Company expects to record approximately $90 million of total pension expense for the full year of 2011.

        Future effects on reported results of operations depend on economic conditions and investment performance. For example, a one-half percentage point change in the actuarial assumption regarding the expected return on assets would result in a change of approximately $18 million in the pretax pension expense for the full year 2011. In addition, changes in external factors, including the fair values of plan assets and the discount rates used to calculate plan liabilities, could have a significant effect on the recognition of funded status as described below. For example, a one-half percentage point change in the discount rate used to calculate plan liabilities would result in a change of approximately $20 million in the pretax pension expense for the full year 2011.

        Recognition of Funded Status—Generally accepted accounting principles for pension benefit plans require employers to adjust the assets and liabilities related to defined benefit plans so that the amounts reflected on the balance sheet represent the overfunded or underfunded status of the plans. These funded status amounts are measured as the difference between the fair value of plan assets and actuarially calculated benefit obligations as of the balance sheet date. At December 31, 2010, the Accumulated Other Comprehensive Loss component of share owners' equity was decreased by $60 million ($56 million after tax attributable to non-U.S. pension plans) to reflect a net increase in the funded status of the Company's plans at that date.

Contingencies and Litigation

        The Company believes that its ultimate asbestos-related liability (i.e., its indemnity payments or other claim disposition costs plus related legal fees) cannot reasonably be estimated. The Company's ability to reasonably estimate its liability has been significantly affected by, among other factors, the volatility of asbestos-related litigation in the United States, the significant number of co-defendants that have filed for bankruptcy, the magnitude and timing of co-defendant bankruptcy trust payments, the inherent uncertainty of future disease incidence and claiming patterns, the expanding list of non-traditional defendants that have been sued in this litigation, and the use of mass litigation screenings to generate large numbers of claims by parties who allege exposure to asbestos dust but have no present physical asbestos impairment. The Company continues to monitor trends that may affect its ultimate liability and continues to analyze the developments and variables affecting or likely to affect the resolution of pending and future asbestos claims against the Company.

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

        In the fourth quarter of 2010, the Company recorded a charge of $170 million (pretax and after tax) to increase its accrued liability for asbestos-related costs. This amount was lower than the 2009 charge of $180 million. The factors and developments that particularly affected the determination of the amount of the 2010 accrual included the following: (i) the rates and average disposition costs of new filings against the Company; (ii) the Company's successful litigation record; (iii) legislative developments and court rulings in several states; and (iv) the impact these and other factors had on the Company's valuation of existing and future claims.

        The Company's estimates are based on a number of factors as described further in Note 18 to the Consolidated Financial Statements.

        Other litigation is pending against the Company, in many cases involving ordinary and routine claims incidental to the business of the Company and in others presenting allegations that are non-routine and involve compensatory, punitive or treble damage claims as well as other types of relief. The Company records a liability for such matters when it is both probable that the liability has been incurred and the amount of the liability can be reasonably estimated. Recorded amounts are reviewed and adjusted to reflect changes in the factors upon which the estimates are based, including additional information, negotiations, settlements and other events.

Income Taxes

        The Company accounts for income taxes as required by general accounting principles under which management judgment is required in determining income tax expense and the related balance sheet amounts. This judgment includes estimating and analyzing historical and projected future operating results, the reversal of taxable temporary differences, tax planning strategies, and the ultimate outcome of uncertain income tax positions. Actual income taxes paid may vary from estimates, depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. Changes in the estimates and assumptions used for calculating income tax expense and potential differences in actual results from estimates could have a material impact on the Company's results of operations and financial condition.

        Deferred tax assets and liabilities are recognized for the tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities measured using enacted tax rates and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are determined separately for each tax jurisdiction in which the Company conducts its operations or otherwise incurs taxable income or losses. A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. This assessment is dependent upon historical profitability and future sources of taxable income including the effects of tax planning. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. Accordingly, evidence related to objective historical losses is typically given more weight than projected profitability. The Company has recorded a valuation allowance for the portion of deferred tax assets, where based on the weight of available evidence it is unlikely to realize those deferred tax assets.

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

Foreign Currency Exchange Rate Risk

Earnings of operations outside the United States

        A substantial portion of the Company's operations are conducted by subsidiaries outside the U.S. The primary international markets served by the Company's subsidiaries are in Canada, Australia, China, South America (principally Colombia and Brazil), and Europe (principally Italy, France, The Netherlands, Germany, the United Kingdom, Spain, and Poland). In general, revenues earned and costs incurred by the Company's major international operations are denominated in their respective local currencies. Consequently, the Company's reported financial results could be affected by factors such as changes in foreign currency exchange rates or highly inflationary economic conditions in the international markets in which the Company's subsidiaries operate. When the U.S. dollar strengthens against foreign currencies, the reported U.S. dollar value of local currency earnings generally decreases; when the U.S. dollar weakens against foreign currencies, the reported U.S. dollar value of local currency earnings generally increases. For the years ended December 31, 2010, 2009 and 2008, the Company did not have any significant foreign subsidiaries whose functional currency was the U.S.

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

        Available excess funds of a subsidiary may be redeployed through intercompany loans to other subsidiaries for debt repayment, capital investment, or other cash requirements. Generally, each intercompany loan is denominated in the lender's local currency giving rise to foreign currency exchange rate risk for the borrower. To mitigate this risk, the borrower generally enters into a forward exchange contract which effectively swaps the intercompany loan and related interest to its local currency.

        The Company believes the near term exposure to foreign currency exchange rate risk of its foreign currency risk sensitive instruments was not material at December 31, 2010 and 2009.

Interest Rate Risk

        The Company's interest expense is most sensitive to changes in the general level of interest rates applicable to the term loans under its Secured Credit Agreement (see Note 6 to the Consolidated Financial Statements for further information). The Company's interest rate risk management objective is to limit the impact of interest rate changes on net income and cash flow, while minimizing interest payments and expense. To achieve this objective, the Company regularly evaluates its mix of fixed and floating-rate debt, and, from time to time, may enter into interest rate swap agreements.

        The following table provides information about the Company's interest rate sensitivity related to its significant debt obligations at December 31, 2010. The table presents principal cash flows and related weighted-average interest rates by expected maturity date.

(dollars in millions)	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value at 12/31/2010
Long-term debt at variable rate:
Principal by expected maturity	$97	$203	$459	$20	$15	$17	$811	$811
Avg. principal outstanding	$763	$613	$282	$42	$25	$17
Avg. interest rate	2.67%	2.67%	2.67%	2.67%	2.67%	2.67%
Long-term debt at fixed rate:
Principal by expected maturity				$700	$690	$1,919	$3,309	$3,424
Avg. principal outstanding	$3,309	$3,309	$3,309	$3,251	$2,206	$1,919
Avg. interest rate	6.47%	6.47%	6.47%	7.20%	7.20%	7.14%

        The Company believes the near term exposure to interest rate risk of its debt obligations has not changed materially since December 31, 2009.

Commodity Price Risk

        The Company has exposure to commodity price risk, principally related to energy. The Company mitigates a portion of this risk by passing commodity cost changes through to customers. In addition, the Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows. The Company continually evaluates the natural gas market with respect to its forecasted usage requirements over the next twelve to twenty-four months and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements over that period. At December 31, 2010, the Company had entered into commodity futures contracts covering approximately 8,900,000 MM BTUs over that period.

        The Company believes the near term exposure to commodity price risk of its commodity futures contracts was not material at December 31, 2010.

Forward Looking Statements

        This document contains "forward looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Forward looking statements reflect the Company's current expectations and projections about future events at the time, and thus involve uncertainty and risk. It is possible the Company's future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) foreign currency fluctuations relative to the U.S. dollar, (2) changes in capital availability or cost, including interest rate fluctuations, (3) the general political, economic and competitive conditions in markets and countries where the Company has operations, including uncertainties related to the expropriation of the Company's operations in Venezuela, disruptions in capital markets, disruptions in the supply chain, competitive pricing pressures, inflation or deflation, and changes in tax rates and laws, (4) consumer preferences for alternative forms of packaging, (5) fluctuations in raw material and labor costs, (6) availability of raw materials, (7) costs and availability of energy, (8) transportation costs, (9) the ability of the Company to raise selling prices commensurate with energy and other cost increases, (10) consolidation among competitors and customers, (11) the ability of the Company to acquire businesses and expand plants, integrate operations of acquired businesses and achieve expected synergies, (12) unanticipated expenditures with respect to environmental, safety and health laws, (13) the performance by customers of their obligations under purchase agreements, (14) the Company's ability to further develop its sales, marketing and product development capabilities, and (15) the timing and occurrence of events which are beyond the control of the Company, including any expropriation of the Company's operations and events related to asbestos-related claims. It is not possible to foresee or identify all such factors. Any forward looking statements in this document are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. Forward looking statements are not a guarantee of future performance and actual results or developments may differ materially from expectations. While the Company continually reviews trends and uncertainties affecting the Company's results of operations and financial condition, the Company does not assume any obligation to update or supplement any particular forward looking statements contained in this document.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Share Owners of
Owens-Illinois, Inc.

        We have audited the accompanying consolidated balance sheets of Owens-Illinois, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of results of operations, share owners' equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens-Illinois, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Owens-Illinois, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Toledo, Ohio
February 10, 2011

Owens-Illinois, Inc.

CONSOLIDATED RESULTS OF OPERATIONS

Dollars in millions, except per share amounts

Years ended December 31,	2010	2009	2008
Net sales	$6,633	$6,652	$7,540
Manufacturing, shipping, and delivery expense	(5,283)	(5,317)	(5,994)

Gross profit	1,350	1,335	1,546
Selling and administrative expense	(492)	(493)	(499)
Research, development, and engineering expense	(62)	(58)	(66)
Interest expense	(249)	(222)	(253)
Interest income	13	18	25
Equity earnings	59	53	51
Royalties and net technical assistance	16	13	18
Other income	16	11	9
Other expense	(227)	(442)	(396)

Earnings from continuing operations before income taxes	424	215	435
Provision for income taxes	(129)	(83)	(210)

Earnings from continuing operations	295	132	225
Earnings from discontinued operations	31	66	96
Gain (loss) on disposal of discontinued operations	(331)		7

Net earnings(loss)	(5)	198	328
Net earnings attributable to noncontrolling interests	(42)	(36)	(70)

Net earnings (loss) attributable to the Company	$(47)	$162	$258

Amounts attributable to the Company:
Earnings from continuing operations	$258	$110	$175
Earnings from discontinued operations	24	52	76
Gain (loss) on disposal of discontinued operations	(329)		7

Net earnings (loss)	$(47)	$162	$258

Amounts attributable to noncontrolling interests:
Earnings from continuing operations	$37	$22	$50
Earnings from discontinued operations	7	14	20
Loss on disposal of discontinued operations	(2)

Net earnings	$42	$36	$70

Basic earnings per share:
Earnings from continuing operations	$1.57	$0.65	$1.03
Earnings from discontinued operations	0.14	0.31	0.46
Gain (loss) on disposal of discontinued operations	(2.00)		0.04

Net earnings (loss)	$(0.29)	$0.96	$1.53

Diluted earnings per share:
Earnings from continuing operations	$1.55	$0.65	$1.03
Earnings from discontinued operations	0.14	0.30	0.45
Gain (loss) on disposal of discontinued operations	(1.97)		0.04

Net earnings (loss)	$(0.28)	$0.95	$1.52

Comprehensive income (loss), net of tax:
Net earnings (loss)	$(5)	$198	$328
Foreign currency translation adjustments	128	200	(451)
Pension and other postretirement benefit adjustments	41	50	(979)
Change in fair value of derivative instruments	(2)	24	(33)

Total comprehensive income (loss)	162	472	(1,135)
Comprehensive income attributable to noncontrolling interests	48	7	51

Comprehensive income (loss) attributable to the Company	$114	$465	$(1,186)

See accompanying Notes to the Consolidated Financial Statements.

Owens-Illinois, Inc.

CONSOLIDATED BALANCE SHEETS

Dollars in millions

December 31,	2010	2009
Assets
Current assets:
Cash, including time deposits of $441 ($561 in 2009)	$640	$755
Short-term investments		1
Receivables, less allowances of $40 ($37 in 2009) for losses and discounts	1,075	983
Inventories	946	889
Prepaid expenses	77	77
Assets of discontinued operations		92

Total current assets	2,738	2,797
Other assets:
Equity investments	299	114
Repair parts inventories	147	122
Prepaid pension	54	46
Other assets	588	522
Goodwill	2,821	2,381
Assets of discontinued operations		34

Total other assets	3,909	3,219
Property, plant, and equipment:
Land, at cost	288	248
Buildings and equipment, at cost:
Buildings and building equipment	1,233	1,167
Factory machinery and equipment	5,111	4,720
Transportation, office, and miscellaneous equipment	136	129
Construction in progress	248	289

	7,016	6,553
Less accumulated depreciation	3,909	3,842

Net property, plant, and equipment	3,107	2,711

Total assets	$9,754	$8,727

See accompanying Notes to the Consolidated Financial Statements.

Owens-Illinois, Inc.

CONSOLIDATED BALANCE SHEETS (Continued)

Dollars in millions, except per share amounts

December 31,	2010	2009
Liabilities and Share Owners' Equity
Current liabilities:
Short-term loans	$257	$300
Accounts payable	878	850
Salaries and wages	160	168
U.S. and foreign income taxes	32	38
Current portion of asbestos-related liabilities	170	175
Other accrued liabilities	485	441
Long-term debt due within one year	97	50
Liabilities of discontinued operations		12

Total current liabilities	2,079	2,034
Long-term debt	3,924	3,258
Deferred taxes	203	186
Pension benefits	576	578
Nonpension postretirement benefits	259	267
Other liabilities	381	343
Asbestos-related liabilities	306	310
Liabilities of discontinued operations		15
Commitments and contingencies
Share owners' equity:
Share owners' equity of the Company:
Common stock, par value $.01 per share, 250,000,000 shares authorized, 180,808,992 and 179,923,309 shares issued (including treasury shares), respectively	2	2
Capital in excess of par value	3,040	2,942
Treasury stock, at cost, 17,093,509 and 11,322,544 shares, respectively	(412)	(217)
Retained earnings	82	129
Accumulated other comprehensive loss	(897)	(1,318)

Total share owners' equity of the Company	1,815	1,538
Noncontrolling interests	211	198

Total share owners' equity	2,026	1,736

Total liabilities and share owners' equity	$9,754	$8,727

See accompanying Notes to the Consolidated Financial Statements.

Owens-Illinois, Inc

CONSOLIDATED SHARE OWNERS' EQUITY

Dollars in millions

	Share Owners' Equity of the Company
	Convertible Preferred Stock	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings (Loss)	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Share Owners' Equity
Balance on January 1, 2008	$452	$2	$2,420	$(225)	$(286)	$(177)	$252	$2,438
Issuance of common stock (1.1 million shares)			15					15
Reissuance of common stock (0.2 million shares)			3	3				6
Convertible preferred stock redemption	(452)		452					—
Stock compensation			24					24
Comprehensive income:
Net earnings					258		70	328
Foreign currency translation adjustments						(432)	(19)	(451)
Pension and other postretirement
benefit adjustments, net of tax						(979)		(979)
Change in fair value of derivative
instruments, net of tax						(33)		(33)
Dividends paid to noncontrolling interests
on subsidiary common stock							(50)	(50)
Dividends paid on convertible preferred stock					(5)			(5)

Balance on December 31, 2008	$—	$2	$2,914	$(222)	$(33)	$(1,621)	$253	$1,293
Issuance of common stock (1.2 million shares)			7					7
Reissuance of common stock (0.2 million shares)			1	5				6
Stock compensation			20					20
Comprehensive income:
Net earnings					162		36	198
Foreign currency translation adjustments						229	(29)	200
Pension and other postretirement
benefit adjustments, net of tax						50		50
Change in fair value of derivative
instruments, net of tax						24		24
Dividends paid to noncontrolling interests
on subsidiary common stock							(62)	(62)

Balance on December 31, 2009	$—	$2	$2,942	$(217)	$129	$(1,318)	$198	$1,736
Issuance of common stock (0.9 million shares)			5					5
Reissuance of common stock (0.2 million shares)			1	4				5
Treasury shares purchased (6 million shares)				(199)				(199)
Issuance of exchangeable notes			91					91
Stock compensation			11					11
Comprehensive income:
Net earnings (loss)					(47)		42	(5)
Foreign currency translation adjustments						122	6	128
Pension and other postretirement
benefit adjustments, net of tax						41		41
Change in fair value of derivative
instruments, net of tax						(2)		(2)
Noncontrolling interests' share of
acquisition							12	12
Acquisition of noncontrolling interest			(10)				(8)	(18)
Dividends paid to noncontrolling interests
on subsidiary common stock							(25)	(25)
Disposal of Venezuelan operations						260	(14)	246

Balance on December 31, 2010	$—	$2	$3,040	$(412)	$82	$(897)	$211	$2,026

See accompanying Notes to the Consolidated Financial Statements.

Owens-Illinois, Inc.

CONSOLIDATED CASH FLOWS

Dollars in millions

Years ended December 31,	2010	2009	2008
Operating activities:
Net earnings	$(5)	$198	$328
Earnings from discontinued operations	(31)	(66)	(96)
(Gain) loss on disposal of discontinued operations	331		(7)
Non-cash charges (credits):
Depreciation	369	364	420
Amortization of intangibles and other deferred items	22	21	29
Amortization of finance fees and debt discount	19	10	8
Deferred tax benefit	(56)	52	21
Non-cash tax benefit	(8)	(48)
Restructuring and asset impairment	13	207	133
Charges for acquisition-related costs	26
Future asbestos-related costs	170	180	250
Other	142	61	63
Asbestos-related payments	(179)	(190)	(210)
Cash paid for restructuring activities	(61)	(65)	(49)
Change in non-current operating assets	(19)	28	8
Reduction of non-current liabilities	(62)	(179)	(90)
Change in components of working capital	(71)	156	(148)

Cash provided by continuing operating activities	600	729	660
Cash provided by (utilized in) discontinued operating activities	(8)	71	97

Total cash provided by operating activities	592	800	757
Investing activities:
Additions to property, plant, and equipment—continuing	(500)	(407)	(340)
Additions to property, plant, and equipment—discontinued	(3)	(21)	(22)
Acquisitions, net of cash acquired	(817)	(5)
Net cash proceeds related to sale of assets and other	6	15	(15)

Cash utilized in investing activities	(1,314)	(418)	(377)
Financing activities:
Additions to long-term debt	1,392	1,080	686
Repayments of long-term debt	(573)	(832)	(945)
Decrease in short-term loans—continuing	(39)	(85)	(21)
Increase in short-term loans—discontinued	(2)	6
Net receipts (payments) for hedging activity	21	14	(45)
Payment of finance fees	(33)	(14)
Dividends paid to noncontrolling interests—continuing	(25)	(35)	(40)
Dividends paid to noncontrolling interests—discontinued		(27)	(10)
Convertible preferred stock dividends			(5)
Treasury shares purchased	(199)
Issuance of common stock and other	5	7	15

Cash provided by (utilized in) financing activities	547	114	(365)
Effect of exchange rate fluctuations on cash	3	(64)	(23)

Increase (decrease) in cash	(172)	432	(8)
Cash at beginning of year	812	380	388

Cash at end of year	640	812	380
Cash—discontinued operations		57	155

Cash—continuing operations	$640	$755	$225

See accompanying Notes to the Consolidated Financial Statements.

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tabular data dollars in millions, except share and per share amounts

1. Significant Accounting Policies

        Basis of Consolidated Statements    The consolidated financial statements of Owens-Illinois, Inc. ("Company") include the accounts of its subsidiaries. Newly acquired subsidiaries have been included in the consolidated financial statements from dates of acquisition. Results of operations for the Company's Venezuelan subsidiaries expropriated in 2010 have been presented as a discontinued operation.

        The Company uses the equity method of accounting for investments in which it has a significant ownership interest, generally 20% to 50%. Other investments are accounted for at cost. The Company monitors other than temporary declines in fair value and records reductions in carrying values when appropriate.

        Nature of Operations    The Company is a leading manufacturer of glass container products. The Company's principal product lines are glass containers for the food and beverage industries. The Company has glass container operations located in 21 countries. The principal markets and operations for the Company's products are in Europe, North America, South America, and Asia Pacific.

        Use of Estimates    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management of the Company to make estimates and assumptions that affect certain amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates, at which time the Company would revise its estimates accordingly. For further information on certain of the Company's significant estimates relative to contingent liabilities, see Note 18.

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

        The Company's derivative assets and liabilities consist of interest rate swaps, natural gas forwards, and foreign exchange option and forward contracts. The Company uses an income approach to valuing these contracts. Interest rate yield curves, natural gas forward rates, and foreign exchange rates are the

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except share and per share amounts

1. Significant Accounting Policies (Continued)

significant inputs into the valuation models. These inputs are observable in active markets over the terms of the instruments the Company holds, and accordingly, the Company classifies its derivative assets and liabilities as Level 2 in the hierarchy. The Company also evaluates counterparty risk in determining fair values.

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

        Intangible Assets and Other Long-Lived Assets    Intangible assets are amortized over the expected useful life of the asset. Amortization expense directly attributed to the manufacturing of the Company's products is included in manufacturing, shipping, and delivery. Amortization expense related to non-manufacturing activities is included in selling and administrative and other. The Company evaluates the recoverability of intangible assets and other long-lived assets based on undiscounted projected cash flows, excluding interest and taxes, when factors indicate that impairment may exist. If impairment exists, the asset is written down to fair value.

        Property, Plant, and Equipment    Property, plant, and equipment ("PP&E") is carried at cost and includes expenditures for new facilities and equipment and those costs which substantially increase the useful lives or capacity of existing PP&E. In general, depreciation is computed using the straight-line method and recorded over the estimated useful life of the asset. Factory machinery and equipment is depreciated over periods ranging from 5 to 25 years with the majority of such assets (principally glass-melting furnaces and forming machines) depreciated over 7-15 years. Buildings and building equipment are depreciated over periods ranging from 10 to 50 years. Depreciation expense directly attributed to the manufacturing of the Company's products is included in manufacturing, shipping, and delivery. Depreciation expense related to non-manufacturing activities is included in selling and administrative. Depreciation expense includes the amortization of assets recorded under capital leases. Maintenance and repairs are expensed as incurred. Costs assigned to PP&E of acquired businesses are based on estimated fair values at the date of acquisition. The Company evaluates the recoverability of property,

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except share and per share amounts

1. Significant Accounting Policies (Continued)

plant, and equipment based on undiscounted projected cash flows, excluding interest and taxes, when factors indicate that impairment may exist. If impairment exists, the asset is written down to fair value.

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

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2010	2009	2008
Range of expected lives of options (years)	4.75	4.75	4.75
Range of expected stock price volatilities	52.4% - 53.9%	42.0% - 52.0%	29.0% - 39.8%
Weighted average expected stock price volatilities	53.3%	46.3%	31.4%
Range of risk-free interest rates	1.2% - 2.5%	1.3% - 2.1%	1.5% - 3.7%
Expected dividend yield	0.0%	0.0%	0.0%

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except share and per share amounts

1. Significant Accounting Policies (Continued)

        The expected life of options is based on the assumption that, on average, options will be exercised at the mid-point between the vesting date and the expiration date. This assumption is used due to the lack of exercise experience under the Company's current stock option plan. The expected stock price volatility is determined by reference to historical prices over a period equal to the expected life.

        The fair value of other equity awards, consisting of restricted shares and performance vested restricted share units, is equal to the quoted market value at the time of grant.

2. Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

Years ended December 31,	2010	2009	2008
Numerator:
Net earnings (loss) attributable to the Company	$(47)	$162	$258
Convertible preferred stock dividends			(5)
Net earnings attributable to participating securities	—	(1)	(3)

Numerator for basic earnings per share—income available to common share owners	$(47)	$161	$250

Denominator (in thousands):
Denominator for basic earnings per share—weighted average shares outstanding	164,271	167,687	163,178
Effect of dilutive securities:
Convertible preferred stock			2,147
Stock options and other	2,807	2,853	4,352

Denominator for diluted earnings per share—adjusted weighted average shares and assumed exchanges of preferred stock for common stock	167,078	170,540	169,677

Basic earnings per share:
Earnings from continuing operations	$1.57	$0.65	$1.03
Earnings from discontinued operations	0.14	0.31	0.46
Gain (loss) on disposal of discontinued operations	(2.00)		0.04

Net earnings (loss)	$(0.29)	$0.96	$1.53

Diluted earnings per share:
Earnings from continuing operations	$1.55	$0.65	$1.03
Earnings from discontinued operations	0.14	0.30	0.45
Gain (loss) on disposal of discontinued operations	(1.97)		0.04

Net earnings (loss)	$(0.28)	$0.95	$1.52

        The convertible preferred stock was included in the computation of diluted earnings per share for 2008, to the extent outstanding during 2008 on an "if converted" basis since the result was dilutive. For purposes of this computation, the preferred stock dividends were not subtracted from the numerator.

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except share and per share amounts

2. Earnings Per Share (Continued)

Options to purchase 687,353, 994,834, and 241,711 weighted average shares of common stock which were outstanding during 2010, 2009, and 2008, respectively, were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

        The 2015 Exchangeable Notes have a dilutive effect only in those periods in which the Company's average stock price exceeds the exchange price of $47.47 per share. For the year ended December 31, 2010, the Company's average stock price did not exceed the exchange price. Therefore, the potentially issuable shares resulting from the settlement of the 2015 Exchangeable Notes were not included in the calculation of diluted earnings per share. See Note 6 for additional information on the 2015 Exchangeable Notes.

3. Supplemental Cash Flow Information

        Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

	2010	2009	2008
Decrease (increase) in current assets:
Receivables	$(60)	$(12)	$75
Inventories	(29)	152	(64)
Prepaid expenses and other	9	(23)	45
Increase (decrease) in current liabilities:
Accounts payable	17	29	(65)
Accrued liabilities	(3)	(20)	(51)
Salaries and wages	(13)	20	(39)
U.S. and foreign income taxes	8	10	(49)

	$(71)	$156	$(148)

        Interest paid in cash, including note repurchase premiums in 2010 and 2009, aggregated $229 million for 2010, $195 million for 2009, and $252 million for 2008.

        Income taxes paid (received) in cash were as follows:

	2010	2009	2008
U.S.—continuing	$2	$(2)	$(1)
Non-U.S.—continuing	123	147	154
Non-U.S.—discontinued operations	7	49	8

	$132	$194	$161

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except share and per share amounts

4. Inventories

        Major classes of inventory are as follows:

	2010	2009
Finished goods	$786	$734
Raw materials	106	104
Operating supplies	54	51

	$946	$889

        If the inventories which are valued on the LIFO method had been valued at standard costs, which approximate current costs, consolidated inventories would be higher than reported by $39 million and $43 million at December 31, 2010 and 2009, respectively.

        Inventories which are valued at the lower of standard costs (which approximate average costs) or market at December 31, 2010 and 2009 were approximately $835 million and $762 million, respectively.

5. Equity Investments

        Summarized information pertaining to the Company's equity associates follows:

	2010	2009	2008
For the year:
Equity in earnings:
Non-U.S.	$20	$13	$14
U.S.	39	40	37

Total	$59	$53	$51

Dividends received	$62	$34	$25

        Summarized combined financial information for equity associates is as follows (unaudited):

	2010	2009
At end of year:
Current assets	$271	$218
Non-current assets	552	314

Total assets	823	532
Current liabilities	148	138
Other liabilities and deferred items	174	146

Total liabilities and deferred items	322	284

Net assets	$501	$248

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except share and per share amounts

5. Equity Investments (Continued)

	2010	2009	2008
For the year:
Net sales	$731	$549	$636

Gross profit	$227	$200	$228

Net earnings	$162	$158	$154

        The Company's significant equity method investments include: (1) 50% of the common shares of Vetri Speciali SpA, a specialty glass manufacturer; (2) a 25% partnership interest in General Chemical Soda Ash (Partners), a soda ash supplier; (3) a 50% partnership interest in Rocky Mountain Bottle Company, a glass container manufacturer; and (4) a 50% partnership interest in BJC O-I Glass Pte. Ltd., a glass container manufacturer.

        There is a difference for certain of the investments between the amount at which the investment is carried and the amount of underlying equity in net assets. The portion of the difference related to inventory or amortizable assets is amortized as a reduction of the equity earnings. The remaining difference is considered goodwill.

6. Debt

        The following table summarizes the long-term debt of the Company at December 31, 2010 and 2009:

	2010	2009
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$—
Term Loans:
Term Loan A (90 million AUD at Dec. 31, 2010)	92	144
Term Loan B	190	190
Term Loan C (111 million CAD at Dec. 31, 2010)	111	105
Term Loan D (€190 million at Dec. 31, 2010)	253	274
Senior Notes:
8.25%, due 2013		460
6.75%, due 2014	400	400
6.75%, due 2014 (€225 million)	300	325
3.00%, Exchangeable, due 2015	607
7.375%, due 2016	585	582
6.875%, due 2017 (€300 million)	401	433
6.75%, due 2020 (€500 million)	668
Senior Debentures:
7.50%, due 2010		28
7.80%, due 2018	250	250
Other	164	117

Total long-term debt	4,021	3,308
Less amounts due within one year	97	50

Long-term debt	$3,924	$3,258

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except share and per share amounts

6. Debt (Continued)

        On June 14, 2006, the Company's subsidiary borrowers entered into the Secured Credit Agreement (the "Agreement"). At December 31, 2010, the Agreement included a $900 million revolving credit facility, a 90 million Australian dollar term loan, and a 111 million Canadian dollar term loan, each of which has a final maturity date of June 15, 2012. It also included a $190 million term loan and a €190 million term loan, each of which has a final maturity date of June 14, 2013. During 2010, the Company's subsidiary borrowers repaid 70 million Australian dollars of term loans under the Agreement. At December 31, 2010 the Company's subsidiary borrowers had unused credit of $732 million available under the Agreement.

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

        The leverage ratio also determines pricing under the Agreement. The interest rate on borrowings under the Agreement is, at the Company's option, the Base Rate or the Eurocurrency Rate, as defined in the Agreement. These rates include a margin linked to the leverage ratio and the borrowers' senior secured debt rating. The margins range from 0.875% to 1.75% for Eurocurrency Rate loans and from -0.125% to 0.75% for Base Rate loans. In addition, a facility fee is payable on the revolving credit facility commitments ranging from 0.20% to 0.50% per annum linked to the leverage ratio. The weighted average interest rate on borrowings outstanding under the Agreement at December 31, 2010 was 2.67%. As of December 31, 2010, the Company was in compliance with all covenants and restrictions in the Agreement. In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except share and per share amounts

6. Debt (Continued)

        Borrowings under the Agreement are secured by substantially all of the assets of the Company's domestic subsidiaries and certain foreign subsidiaries, which have a book value of approximately $2.6 billion. Borrowings are also secured by a pledge of intercompany debt and equity in most of the Company's domestic subsidiaries and stock of certain foreign subsidiaries. All borrowings under the agreement are guaranteed by substantially all domestic subsidiaries of the Company for the term of the Agreement.

        During May 2010, a subsidiary of the Company issued exchangeable senior notes with a face value of $690 million due June 1, 2015 ("2015 Exchangeable Notes"). The 2015 Exchangeable Notes bear interest at 3.00% and are guaranteed by substantially all of the Company's domestic subsidiaries. The net proceeds, after deducting debt issuance costs, totaled approximately $672 million.

        Upon exchange of the 2015 Exchangeable Notes, under the terms outlined below, the issuer of the 2015 Exchangeable Notes is required to settle the principal amount in cash and the Company is required to settle the exchange premium in shares of the Company's common stock. The exchange premium is calculated as the value of the Company's common stock in excess of the initial exchange price of approximately $47.47 per share, which is equivalent to an exchange rate of 21.0642 per $1,000 principal amount of the 2015 Exchangeable Notes. The exchange rate may be adjusted upon the occurrence of certain events, such as certain distributions, dividends or issuances of cash, stock, options, warrants or other property or effecting a share split, or a significant change in the ownership or structure of the Company, such as a recapitalization or reclassification of the Company's common stock, a merger or consolidation involving the Company or the sale or conveyance to another person of all or substantially all of the property and assets of the Company and its subsidiaries substantially as an entirety.

        Prior to March 1, 2015, the 2015 Exchangeable Notes may be exchanged only if (1) the price of the Company's common stock exceeds $61.71 (130% of the exchange price) for a specified period of time, (2) the trading price of the 2015 Exchangeable Notes falls below 98% of the average exchange value of the 2015 Exchangeable Notes for a specified period of time (trading price was 157% of exchange value at December 31, 2010), or (3) upon the occurrence of specified corporate transactions. The 2015 Exchangeable Notes may be exchanged without restrictions on or after March 1, 2015. As of December 31, 2010, the 2015 Exchangeable Notes are not exchangeable by the holders.

        The value of the exchange feature of the 2015 Exchangeable Notes was computed using the Company's non-exchangeable debt borrowing rate at the date of issuance of 6.15% and was accounted for as a debt discount and a corresponding increase to share owners' equity. The carrying values of the liability and equity components at December 31, 2010 are as follows:

Principal amount of exchangeable notes	$690
Unamortized discount on exchangeable notes	83

Net carrying amount of liability component	$607

Carrying amount of equity component	$93

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except share and per share amounts

6. Debt (Continued)

        The debt discount is being amortized over the life of the 2015 Exchangeable Notes. The amount of interest expense recognized on the 2015 Exchangeable Notes for the year ended December 31, 2010 is as follows:

Contractual coupon interest	$14
Amortization of discount on exchangeable notes	10

Total interest expense	$24

        During June 2010, a subsidiary of the Company redeemed all $450 million of the 8.25% senior notes due 2013. During the second quarter of 2010, the Company recorded $9 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees. In addition, the Company recorded a reduction of interest expense of $9 million during the second quarter of 2010 to recognize the unamortized proceeds from terminated interest rate swaps on these notes.

        During September 2010, a subsidiary of the Company issued senior notes with a face value of €500 million due September 15, 2020. The notes bear interest at 6.75% and are guaranteed by substantially all of the Company's domestic subsidiaries. The net proceeds, after deducting debt issuance costs, totaled approximately $625 million.

        During October 2006, the Company entered into a €250 million European accounts receivable securitization program. The program extends through October 2011, subject to annual renewal of backup credit lines. In addition, the Company participated in a receivables financing program in the Asia Pacific region with a revolving funding commitment of 10 million New Zealand dollars. This program expired in October 2010.

        Information related to the Company's accounts receivable securitization program as of December 31, 2010 and 2009 is as follows:

	2010	2009
Balance (included in short-term loans)	$247	$289
Weighted average interest rate	2.40%	2.52%

        The Company capitalized $24 million and $17 million in 2010 and 2009, respectively, under capital lease obligations with the related financing recorded as long term debt. These amounts are included in other in the long-term debt table above.

        Annual maturities for all of the Company's long-term debt through 2015 are as follows: 2011, $97 million; 2012, $203 million; 2013, $459 million; 2014, $720 million; and 2015, $705 million.

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except share and per share amounts

6. Debt (Continued)

        Fair values at December 31, 2010, of the Company's significant fixed rate debt obligations were as follows:

	Principal Amount (millions of dollars)	Indicated Market Price	Fair Value (millions of dollars)
Senior Notes:
6.75%, due 2014	$400	102.50	$410
6.75%, due 2014 (€225 million)	300	102.25	307
3.00%, Exchangeable, due 2015	690	101.24	699
7.375%, due 2016	600	107.84	647
6.875%, due 2017 (€300 million)	401	103.98	417
6.75%, due 2020 (€500 million)	668	101.20	676
Senior Debentures:
7.80%, due 2018	250	107.34	268

7. Operating Leases

        Rent expense attributable to all warehouse, office buildings and equipment operating leases was $115 million in 2010, $110 million in 2009, and $99 million in 2008. Minimum future rentals under operating leases are as follows: 2011, $60 million; 2012, $48 million; 2013, $35 million; 2014, $23 million; 2015, $18 million; and 2016 and thereafter, $20 million.

8. Foreign Currency Transactions

        Aggregate foreign currency exchange gains (losses) included in other expense were $(3) million in 2010, $(1) million in 2009, and $10 million in 2008.

9. Derivative Instruments

        The Company has certain derivative assets and liabilities which consist of interest rate swaps, natural gas forwards, and foreign exchange option and forward contracts. The Company uses an income approach to value these contracts. Interest rate yield curves, natural gas forward rates, and foreign exchange rates are the significant inputs into the valuation models. These inputs are observable in active markets over the terms of the instruments the Company holds, and accordingly, the Company classifies its derivative assets and liabilities as Level 2 in the hierarchy. The Company also evaluates counterparty risk in determining fair values.

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

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except share and per share amounts

9. Derivative Instruments (Continued)

        The Company's fixed-to-floating interest rate swaps were accounted for as fair value hedges. Because the relevant terms of the swap agreements matched the corresponding terms of the notes, there was no hedge ineffectiveness. Accordingly, the Company recorded the net of the fair market values of the swaps as a long-term asset (liability) along with a corresponding net increase (decrease) in the carrying value of the hedged debt.

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

        During the second quarter of 2009, the Company completed a tender offer for its $250 million senior debentures due 2010. As a result of the tender offer, the Company extinguished $222 million of the senior debentures and terminated the related interest rate swap agreements for proceeds of $5 million. The Company recognized $4 million of the proceeds as a reduction to interest expense upon the termination of the interest rate swap agreements, while the remaining proceeds were recognized as a reduction to interest expense over the remaining life of the outstanding senior debentures, which matured in May 2010.

        During the second quarter of 2009, the Company's interest rate swaps related to the $450 million senior notes due 2013 were terminated. The Company received proceeds of $12 million which were recorded as an adjustment to debt and were to be recognized as a reduction to interest expense over the remaining life of the senior notes due 2013. During the second quarter of 2010, a subsidiary of the Company redeemed the senior notes due 2013. Accordingly, the remaining unamortized proceeds from the terminated interest rate swaps were recognized in the second quarter as a reduction to interest expense. See Note 6 for additional information.

        The effect of the interest rate swaps on the results of operations for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Amount of Gain (Loss) Recognized in Interest Expense
	2010	2009	2008
Interest rate swaps	$—	$(11)	$26
Related long-term debt		11	(26)
Proceeds recognized and amortized for terminated interest rate swaps	10	7

Net impact on interest expense	$10	$7	$—

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except share and per share amounts

9. Derivative Instruments (Continued)

Commodity Futures Contracts Designated as Cash Flow Hedges

        The Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows. The Company continually evaluates the natural gas market and related price risk and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements over that period. At December 31, 2010 and 2009, the Company had entered into commodity futures contracts covering approximately 8,900,000 MM BTUs and 4,800,000 MM BTUs, respectively.

        The Company accounts for the above futures contracts as cash flow hedges at December 31, 2010 and recognizes them on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owners' equity ("OCI") and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. At December 31, 2010 and 2009, an unrecognized loss of $3 million and $1 million, respectively, related to the commodity futures contracts was included in Accumulated OCI, and will be reclassified into earnings over the next twelve to twenty-four months. Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings. The ineffectiveness related to these natural gas hedges for the year ended December 31, 2010 and 2009 was not material.

        The effect of the commodity futures contracts on the results of operations for the years ended December 31, 2010, 2009 and 2008 is as follows:

Amount of Loss Recognized in OCI on Commodity Futures Contracts (Effective Portion)			Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (reported in manufacturing, shipping, and delivery) (Effective Portion)
2010	2009	2008	2010	2009	2008
$(11)	$(24)	$(27)	$(9)	$(61)	$6

Senior Notes Designated as Net Investment Hedge

        During December 2004, a U.S. subsidiary of the Company issued Senior Notes totaling €225 million. These notes were designated by the Company's subsidiary as a hedge of a portion of its net investment in a non-U.S. subsidiary with a Euro functional currency. Because the amount of the Senior Notes matches the hedged portion of the net investment, there is no hedge ineffectiveness. Accordingly, the Company recorded the impact of changes in the foreign currency exchange rate on the Euro-denominated notes in OCI. The amount recorded in OCI will be reclassified into earnings when the Company sells or liquidates its net investment in the non-U.S. subsidiary.

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except share and per share amounts

9. Derivative Instruments (Continued)

        The effect of the net investment hedge on the results of operations for the years ended December 31, 2010, 2009 and 2008 is as follows:

				Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Amount of Gain (Loss) Recognized in OCI
			Location of Gain (Loss) Reclassified from Accumulated OCI into Income
2010	2009	2008		2010	2009	2008
$24	$(9)	$15	N/A	$—	$—	$—

Forward Exchange Contracts not Designated as Hedging Instruments

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

        At December 31, 2010 and 2009, various subsidiaries of the Company had outstanding forward exchange and option agreements denominated in various currencies covering the equivalent of approximately $1.7 billion and $1.0 billion, respectively, related primarily to intercompany transactions and loans.

        The effect of the forward exchange contracts on the results of operations for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Amount of Gain (Loss) Recognized in Income on Forward Exchange Contracts
Location of Gain (Loss) Recognized in Income on Forward Exchange Contracts
	2010	2009	2008
Other expense	$18	$(8)	$(4)

Balance Sheet Classification

        The Company records the fair values of derivative financial instruments on the balance sheet as follows: (a) receivables if the instrument has a positive fair value and maturity within one year, (b) deposits, receivables, and other assets if the instrument has a positive fair value and maturity after one year, and (c) other accrued liabilities or other liabilities (current) if the instrument has a negative

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except share and per share amounts

9. Derivative Instruments (Continued)

fair value and maturity within one year. The following table shows the amount and classification (as noted above) of the Company's derivatives as of December 31, 2010 and 2009:

	Fair Value
	Balance Sheet Location	2010	2009
Asset Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	a	$—	$1
Derivatives not designated as hedging instruments:
Foreign exchange contracts	a	5	6
Foreign exchange contracts	b	2
Foreign exchange contracts	c	1

Total derivatives not designated as hedging instruments:		8	6

Total asset derivatives		$8	$7

Liability Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	c	$3	$2
Derivatives not designated as hedging instruments:
Foreign exchange contracts	c	21	3

Total liability derivatives		$24	$5

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

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except share and per share amounts

10. Accumulated Other Comprehensive Income (Loss) (Continued)

        The following table lists the beginning balance, yearly activity and ending balance of each component of accumulated other comprehensive income (loss):

	Net Effect of Exchange Rate Fluctuations	Deferred Tax Effect for Translation	Change in Certain Derivative Instruments	Employee Benefit Plans	Total Accumulated Comprehensive Income (Loss)
Balance on January 1, 2008	$493	$13	$(5)	$(678)	$(177)
2008 Change	(432)		(33)	(1,080)	(1,545)
Translation effect				46	46
Tax effect				55	55

Balance on December 31, 2008	61	13	(38)	(1,657)	(1,621)
2009 Change	229		37	133	399
Translation effect				(34)	(34)
Tax effect				(14)	(14)
Intraperiod tax allocation			(13)	(35)	(48)

Balance on December 31, 2009	290	13	(14)	(1,607)	(1,318)
2010 Change	122		(2)	60	180
Translation effect				(1)	(1)
Tax effect				(4)	(4)
Intraperiod tax allocation				(14)	(14)
Disposal of Venezuelan operations	260				260

Balance on December 31, 2010	$672	$13	$(16)	$(1,566)	$(897)

        Exchange rate fluctuations in 2009 included a loss of $133 million related to the Company's decision to translate the balance sheets of its Venezuelan subsidiaries using the parallel market rate at December 31, 2009 instead of the historic official rate. The disposal of the Venezuelan operations in 2010 reflects the expropriation of the Company's Venezuelan subsidiaries. See Note 23 to the Consolidated Financial Statements for further information.

        The intraperiod tax allocation in 2010 and 2009 related to a non-cash tax benefit transferred to continuing operations. See Note 11 to the Consolidated Financial Statements for further information.

11. Income Taxes

        The provision (benefit) for income taxes was calculated based on the following components of earnings (loss) before income taxes:

Continuing operations	2010	2009	2008
U.S.	$(117)	$(215)	$(141)
Non-U.S.	541	430	576

	$424	$215	$435

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except share and per share amounts

11. Income Taxes (Continued)

Discontinued operations	2010	2009	2008
U.S.	$—	$—	$2
Non-U.S.	(296)	110	123

	$(296)	$110	$125

        The provision (benefit) for income taxes consists of the following:

	2010	2009	2008
Current:
U.S.	$—	$—	$—
Non-U.S.	141	67	188

	141	67	188

Deferred:
U.S.	(10)	(50)	15
Non-U.S.	(2)	66	7

	(12)	16	22

Total:
U.S.	(10)	(50)	15
Non-U.S.	139	133	195

Total for continuing operations	129	83	210
Total for discontinued operations	4	44	22

	$133	$127	$232

        A reconciliation of the provision (benefit) for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows:

	2010	2009	2008
Tax provision on pretax earnings from continuing operations at statutory U.S. Federal tax rate	$148	$75	$152
Increase (decrease) in provision for income taxes due to:
Non-U.S. income taxes	(25)	(18)	(3)
State taxes, net of federal benefit	(2)	(1)	1
Intraperiod tax allocation—U.S.	(8)	(48)
Tax law changes	1	(3)	(23)
Changes in valuation allowance	11	75	77
Other items	4	3	6

Provision for income taxes	$129	$83	$210

        Income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as other comprehensive income and discontinued operations. An

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except share and per share amounts

11. Income Taxes (Continued)

exception is provided when there is aggregate pretax income from other categories and a pretax loss from continuing operations in the current year. In such an instance, the tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expenses recorded with respect to the other categories of earnings, even when a valuation allowance has been established against the deferred tax assets. In instances where a valuation allowance is established against current year losses, income from other sources, including other comprehensive income and discontinued operations, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets.

        During 2010, certain pretax losses from continuing operations were partially offset by other comprehensive income and discontinued operations as a result of the exception noted above, resulting in a reduction of the valuation allowance and a benefit allocated to income tax expense from continuing operations of $8 million. During 2009, certain pretax losses from continuing operations were partially offset by other comprehensive income as a result of the exception noted above, resulting in a reduction of the valuation allowance and a benefit allocated to income tax expense from continuing operations of $48 million.

        Deferred income taxes reflect: (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes; and (2) carryovers and credits for income tax purposes.

        Significant components of the Company's deferred tax assets and liabilities at December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets:
Accrued postretirement benefits	$87	$88
Asbestos-related liabilities	167	170
Foreign tax credit	312	312
Operating and capital loss carryovers	455	399
Other credit carryovers	48	43
Accrued liabilities	127	169
Pension liability	138	127
Other	69	70

Total deferred tax assets	1,403	1,378
Deferred tax liabilities:
Property, plant, and equipment	169	149
Exchangeable notes	28
Inventory	12	12
Other	80	68

Total deferred tax liabilities	289	229
Valuation allowance	(1,077)	(1,095)

Net deferred taxes	$37	$54

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except share and per share amounts

11. Income Taxes (Continued)

        Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2010 and 2009 as follows:

	2010	2009
Prepaid expenses	$8	$8
Other assets	232	232
Deferred taxes	(203)	(186)

Net deferred taxes	$37	$54

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

        During 2010, the Company made adjustments to its beginning non-U.S. valuation allowances which decreased the balance by approximately $38 million. The change in the valuation allowance primarily relates to positive evidence from improved historical and projected financial results of the non-U.S. jurisdictions.

        At December 31, 2010, before valuation allowance, the Company has unused foreign tax credits of $312 million expiring in 2017, research tax credit of $18 million expiring from 2013 to 2030, and alternative minimum tax credits of $30 million which do not expire and which will be available to offset future U.S. Federal income tax. Approximately $104 million of the deferred tax assets relate to operating and capital loss carryforwards that can be carried over indefinitely with the remaining $351 million expiring between 2011 and 2030.

        At December 31, 2010, the Company's equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $2,048 million. The Company intends to reinvest these earnings indefinitely in the non-U.S. operations. It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed.

        The Company has recognized tax benefits as a result of incentives in certain non-U.S. jurisdictions which expire between 2012 and 2016.

        The Company records a liability for unrecognized tax benefits related to uncertain tax positions. The Company accrues interest and penalties associated with unrecognized tax benefits as a component

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except share and per share amounts

11. Income Taxes (Continued)

of its income tax expense. The following is a reconciliation of the Company's total gross unrecognized tax benefits for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Balance at January 1	$120	$90	$41
Additions and reductions for tax positions of prior years	26	19	49
Additions based on tax positions related to the current year	5	11	4
Additions for tax positions of prior years on acquisitions	12
Reductions due to the lapse of the applicable statute of limitations	(1)	(2)	(2)
Reductions due to settlements	(13)		(2)
Foreign currency translation	(6)	2

Balance at December 31	$143	$120	$90

Unrecognized tax benefits, which if recognized, would impact the Company's effective income tax rate	$125	$89	$60

Accrued interest and penalties at December 31	$36	$22	$12

Interest and penalties included in tax expense for the years ended December 31	$4	$10	$10

        Based upon the outcome of tax examinations, judicial proceedings, or expiration of statute of limitations, it is reasonably possible that the ultimate resolution of these unrecognized tax benefits may result in a payment that is materially different from the current estimate of the tax liabilities. The Company believes that it is reasonably possible that unrecognized tax benefits could decrease up to $25 million. This is primarily the result of audit settlements or statute expirations in several taxing jurisdictions, each of which are reasonably possible of being settled within the next twelve months.

        The Company is currently under examination in various tax jurisdictions in which it operates, including Australia, Germany, Hungary, Italy, New Zealand, Poland, Spain, UK and the U.S. The years under examination range from 2001 through 2008. The Company believes that there are no jurisdictions in which the outcome of unresolved issues or claims is likely to be material to the Company's results of operations, financial position or cash flows. The Company further believes that adequate provisions for all income tax uncertainties have been made.

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

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except share and per share amounts

13. Stock Options and Other Stock Based Compensation

        The Company has five nonqualified plans under which it has granted stock options, restricted shares and performance vested restricted share units: (1) the Stock Option Plan for Key Employees of Owens-Illinois, Inc.; (2) the Stock Option Plan for Directors of Owens-Illinois, Inc.; (3) the 1997 Equity Participation Plan of Owens-Illinois, Inc.; (4) the 2004 Equity Incentive Plan for Directors of Owens-Illinois, Inc.; and (5) the 2005 Equity Incentive Plan of Owens-Illinois, Inc. At December 31, 2010, there were 6,588,528 shares authorized and available for grants under these plans. Total compensation cost for all grants of shares and units under all of these plans was $11 million, $20 million and $21 million for the year ended December 31, 2010, 2009 and 2008, respectively.

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

        The fair value of options granted before March 22, 2005, is amortized ratably over five years or a shorter period if the grant becomes subject to accelerated exercisability provisions related to the performance of the Company's common stock. The fair value of options granted after March 21, 2005, is amortized over the vesting periods which range from one to four years.

        Stock option information at December 31, 2010 and for the year then ended is as follows:

	Number of Shares (thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2010	4,061	$18.93
Granted	469	31.21
Exercised	(321)	15.33
Forfeited or expired	(161)	19.99

Options outstanding at December 31, 2010	4,048	20.60	4.2	$41

Options vested or expected to vest at December 31, 2010	3,995	$20.60	4.2	$40

Options exercisable at December 31, 2010	2,201	$20.86	3.3	$26

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except share and per share amounts

13. Stock Options and Other Stock Based Compensation (Continued)

        Certain additional information related to stock options is as follows for the periods indicated:

	2010	2009	2008
Weighted average grant-date fair value of options granted (per share)	$14.60	$4.23	$16.21

Aggregate intrinsic value of options exercised	$5	$3	$17

Aggregate cash received from options exercised	$5	$7	$15

Restricted Shares

        Shares granted to employees prior to March 22, 2005, generally vest after three years or upon retirement, whichever is later. Shares granted after March 21, 2005, vest 25% per year beginning on the first anniversary and unvested shares are forfeited upon termination of employment. Shares granted to directors prior to 2008 were immediately vested but may not be sold until the third anniversary of the share grant or the end of the director's then current term on the board, whichever is later. Shares granted to directors after 2007 vest after one year.

        The fair value of the shares is equal to the market price of the shares on the date of the grant. The fair value of restricted shares granted before March 22, 2005, is amortized ratably over the vesting period. The fair value of restricted shares granted after March 21, 2005, is amortized over the vesting periods which range from one to four years.

        Restricted share activity is as follows:

	Number of Restricted Shares (thousands)	Weighted Average Grant-Date Fair Value (per share)
Nonvested at January 1, 2010	569	$16.73
Granted	143	31.30
Vested	(156)	18.20
Forfeited	(20)	19.09

Nonvested at December 31, 2010	536	20.11

Awards granted during 2009		$11.85
Awards granted during 2008		$52.02

	2010	2009	2008
Total fair value of shares vested	$5	$4	$3

Performance Vested Restricted Share Units

        Restricted share units vest on January 1 of the third year following the year in which they are granted. Holders of vested units receive 0.5 to 1.5 shares of the Company's common stock for each

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except share and per share amounts

13. Stock Options and Other Stock Based Compensation (Continued)

unit, depending upon the attainment of consolidated performance goals established by the Compensation Committee of the Company's Board of Directors. If minimum goals are not met, no shares will be issued. Granted but unvested restricted share units are forfeited upon termination of employment, unless certain retirement criteria are met.

        The fair value of each restricted share unit is equal to the product of the fair value of the Company's common stock on the date of grant and the estimated number of shares into which the restricted share unit will be converted. The fair value of restricted share units is amortized ratably over the vesting period. Should the estimated number of shares into which the restricted share unit will be converted change, an adjustment will be recorded to recognize the accumulated difference in amortization between the revised and previous estimates.

        Performance vested restricted share unit activity is as follows:

	Number of Restricted Shares Units (thousands)	Weighted Average Grant-Date Fair Value (per unit)
Nonvested at January 1, 2010	1,269	$18.68
Granted	265	31.10
Vested	(280)	24.20
Forfeited	(34)	23.22

Nonvested at December 31, 2010	1,220	19.99

Awards granted during 2009		$10.30
Awards granted during 2008		$52.23

2010
Number of shares issued to holders of vested units (thousands)	414

Fair value of shares at issuance date	$13

        As of December 31, 2010, there was $20 million of total unrecognized compensation cost related to all unvested stock options, restricted shares and performance vested restricted share units. That cost is expected to be recognized over a weighted average period of approximately four years.

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

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except share and per share amounts

14. Pension Benefit Plans and Other Postretirement Benefits (Continued)

        The changes in the pension benefit obligations for the year were as follows:

	U.S.		Non-U.S.
	2010	2009	2010	2009
Obligations at beginning of year	$2,307	$2,136	$1,518	$1,320
Change in benefit obligations:
Service cost	25	24	21	18
Interest cost	131	134	79	82
Actuarial loss, including the effect of change in discount rates	147	185	59	62
Participant contributions			7	7
Benefit payments	(173)	(180)	(84)	(73)
Curtailments		(1)	(3)	(2)
Settlements				(30)
Special termination benefits		9
Foreign currency translation			(30)	134

Net change in benefit obligations	130	171	49	198

Obligations at end of year	$2,437	$2,307	$1,567	$1,518

        The changes in the fair value of the pension plans' assets for the year were as follows:

	U.S.		Non-U.S.
	2010	2009	2010	2009
Fair value at beginning of year	$2,061	$1,785	$1,223	$922
Change in fair value:
Actual gain on plan assets	306	459	130	167
Benefit payments	(173)	(180)	(84)	(73)
Employer contributions	1	1	22	122
Participant contributions			7	7
Foreign currency translation			(18)	108
Settlements				(30)
Other		(4)	(1)

Net change in fair value of assets	134	276	56	301

Fair value at end of year	$2,195	$2,061	$1,279	$1,223

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except share and per share amounts

14. Pension Benefit Plans and Other Postretirement Benefits (Continued)

        The funded status of the pension plans at year end was as follows:

	U.S.		Non-U.S.
	2010	2009	2010	2009
Plan assets at fair value	$2,195	$2,061	$1,279	$1,223
Projected benefit obligations	2,437	2,307	1,567	1,518

Plan assets less than projected benefit obligations	(242)	(246)	(288)	(295)
Items not yet recognized in pension expense:
Actuarial loss	1,232	1,272	359	369
Prior service credit	(1)	(1)	(11)	(14)

	1,231	1,271	348	355

Net amount recognized	$989	$1,025	$60	$60

        The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2010 and 2009 as follows:

	U.S.		Non-U.S.
	2010	2009	2010	2009
Prepaid pension	$—	$—	$54	$46
Current pension liability, included with Other accrued liabilities	(2)	(1)	(6)	(8)
Pension benefits	(240)	(245)	(336)	(333)
Accumulated other comprehensive loss	1,231	1,271	348	355

Net amount recognized	$989	$1,025	$60	$60

        The following changes in plan assets and benefit obligations were recognized in accumulated other comprehensive income at December 31, 2010 and 2009 as follows (amounts are pretax):

	U.S.		Non-U.S.
	2010	2009	2010	2009
Current year actuarial (gain) loss	$30	$(74)	$8	$(37)
Prior service cost due to curtailment			1
Gain due to curtailment			1
Amortization of actuarial loss	(70)	(39)	(19)	(6)
Amortization of prior service credit			1	1

	(40)	(113)	(8)	(42)
Translation			1	35

	$(40)	$(113)	$(7)	$(7)

        The accumulated benefit obligation for all defined benefit pension plans was $3,714 million and $3,506 million at December 31, 2010 and 2009, respectively.

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except share and per share amounts

14. Pension Benefit Plans and Other Postretirement Benefits (Continued)

        The components of the net pension expense (income) for the year were as follows:

	U.S.			Non-U.S.
	2010	2009	2008	2010	2009	2008
Service cost	$25	$24	$24	$21	$18	$22
Interest cost	131	134	132	79	82	83
Expected asset return	(190)	(198)	(222)	(80)	(79)	(97)
Settlement cost					9
Special termination benefits		9				4
Curtailment (gain) loss		2		(1)
Other						(1)
Amortization:
Actuarial loss	70	39	25	19	6	5
Prior service credit				(1)	(1)

Net amortization	70	39	25	18	5	5

Net expense (income)	$36	$10	$(41)	$37	$35	$16

        Amounts that will be amortized from accumulated other comprehensive income into net pension expense during 2011:

	U.S.	Non-U.S.
Amortization:
Actuarial loss	$84	$23
Prior service cost		(1)

Net amortization	$84	$22

        The following information is for plans with projected and accumulated benefit obligations in excess of the fair value of plan assets at year end:

	U.S.		Non-U.S.
	2010	2009	2010	2009
Projected benefit obligations	$2,437	$2,307	$1,006	$968
Fair value of plan assets	2,195	2,061	687	650
Accumulated benefit obligation	2,332	2,202	905	834

        The weighted average assumptions used to determine benefit obligations were as follows:

	U.S.		Non-U.S.
	2010	2009	2010	2009
Discount rate	5.24%	5.84%	5.28%	5.64%
Rate of compensation increase	4.50%	5.00%	3.49%	3.54%

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except share and per share amounts

14. Pension Benefit Plans and Other Postretirement Benefits (Continued)

        The weighted average assumptions used to determine net periodic pension costs were as follows:

	U.S.			Non-U.S.
	2010	2009	2008	2010	2009	2008
Discount rate	5.84%	6.45%	6.17%	5.64%	5.88%	5.46%
Rate of compensation increase	5.00%	5.00%	5.00%	3.54%	2.65%	3.39%
Expected long-term rate of return on assets	8.00%	8.00%	8.50%	6.78%	6.95%	6.96%

        Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases as presented above. Amortization included in net pension expense (income) is based on the average remaining service of employees.

        For 2010, the Company's weighted average expected long-term rate of return on assets was 8.00% for the U.S. plans and 6.78% for the non-U.S. plans. In developing this assumption, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions. The Company also considered its historical 10-year average return (through December 31, 2009), which was in line with the expected long-term rate of return assumption for 2010.

        It is the Company's policy to invest pension plan assets in a diversified portfolio consisting of an array of asset classes within established target asset allocation ranges. The investment risk of the assets is limited by appropriate diversification both within and between asset classes. The assets for the U.S. plans are maintained in a group trust. The U.S. plans hold no individual assets other than the investment in the group trust. The assets of the group trust and the Company's non-U.S. plans are primarily invested in a broad mix of domestic and international equities, domestic and international bonds, and real estate, subject to the target asset allocation ranges. The assets are managed with a view to ensuring that sufficient liquidity will be available to meet expected cash flow requirements.

        The investment valuation policy of the Company is to value investments at fair value. All investments are valued at their respective net asset values. Equity securities for which market quotations are readily available are valued at the last reported sales price on their principal exchange on valuation date or official close for certain markets. Fixed income investments are valued by an independent pricing service. Investments in registered investment companies or collective pooled funds are valued at their respective net asset values. Short-term investments are stated at amortized cost, which approximates fair value. The fair value of real estate is determined by periodic appraisals.

        The Company's U.S. pension plan assets held in the group trust are classified as Level 2 assets in the fair value hierarchy. The total U.S. plan assets amounted to $2,195 and $2,061 as of December 31, 2010 and 2009, respectively, and consisted of approximately 70% equity securities and 30% debt

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except share and per share amounts

14. Pension Benefit Plans and Other Postretirement Benefits (Continued)

securities. The following table sets forth by level, within the fair value hierarchy, the Company's non-U.S. pension plan assets at fair value as of December 31, 2010:

	2010			2009
							Target Allocation
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents	$28	$1	$—	$36	$10	$—
Equity securities	383	167		406	95		44 - 54%
Debt securities	523	90	8	515	81	9	39 - 49%
Real estate			11			11	0 - 9%
Other	68			54	6		0 - 8%

Total assets at fair value	$1,002	$258	$19	$1,011	$192	$20

        The following is a reconciliation of the Company's pension plan assets recorded at fair value using significant unobservable inputs (Level 3):

	2010	2009
Beginning balance	$20	$29
Net decrease	(1)	(9)

Ending balance	$19	$20

        The net decrease in the fair value of the Company's Level 3 pension plan assets is primarily due to sales of unlisted real estate funds. The change in the fair value of Level 3 pension plan assets due to actual return on those assets was immaterial in 2010.

        Based on exchange rates at the end of 2010, the Company expects to contribute approximately $50 million to $60 million to its non-U.S. defined benefit pension plans in 2011.

        The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	U.S.	Non-U.S.
2011	$176	$81
2012	173	81
2013	170	82
2014	170	85
2015	170	87
2016 - 2020	854	440

        The Company also sponsors several defined contribution plans for all salaried and hourly U.S. employees. Participation is voluntary and participants' contributions are based on their compensation. The Company matches contributions of participants, up to various limits, in substantially all plans. Company contributions to these plans amounted to $7 million in 2010, $7 million in 2009, and $7 million in 2008.

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except share and per share amounts

14. Pension Benefit Plans and Other Postretirement Benefits (Continued)

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

        The changes in the postretirement benefit obligations for the year were as follows:

	U.S.		Non-U.S.
	2010	2009	2010	2009
Obligations at beginning of year	$201	$193	$88	$67
Change in benefit obligations:
Service cost	1	1	1	1
Interest cost	11	12	5	4
Actuarial (gain) loss, including the effect of changing discount rates	(1)	14	(10)	8
Benefit payments	(17)	(19)	(3)	(3)
Foreign currency translation			4	11

Net change in benefit obligations	(6)	8	(3)	21

Obligations at end of year	$195	$201	$85	$88

        The funded status of the postretirement benefit plans at year end was as follows:

	U.S.		Non-U.S.
	2010	2009	2010	2009
Postretirement benefit obligations	$(195)	$(201)	$(85)	$(88)
Items not yet recognized in net postretirement benefit cost:
Actuarial (gain) loss	50	56	(10)	1
Prior service credit	(14)	(18)

	36	38	(10)	1

Net amount recognized	$(159)	$(163)	$(95)	$(87)

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except share and per share amounts

14. Pension Benefit Plans and Other Postretirement Benefits (Continued)

        The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2010 and 2009 as follows:

	U.S.		Non-U.S.
	2010	2009	2010	2009
Current nonpension postretirement benefit, included with Other accrued liabilities	$(17)	$(18)	$(4)	$(4)
Nonpension postretirement benefits	(178)	(183)	(81)	(84)
Accumulated other comprehensive loss	36	38	(10)	1

Net amount recognized	$(159)	$(163)	$(95)	$(87)

        The following changes in benefit obligations were recognized in accumulated other comprehensive income at December 31, 2010 and 2009 as follows (amounts are pretax):

	U.S.		Non-U.S.
	2010	2009	2010	2009
Current year actuarial (gain) loss	$—	$14	$(11)	$9
Amortization of actuarial loss	(5)	(4)
Amortization of prior service credit	3	3

	(2)	13	(11)	9
Translation				(1)

	$(2)	$13	$(11)	$8

        The components of the net postretirement benefit cost for the year were as follows:

	U.S.			Non-U.S.
	2010	2009	2008	2010	2009	2008
Service cost	$1	$1	$1	$1	$1	$1
Interest cost	11	12	13	5	4	5
Special termination benefit						1
Amortization:
Actuarial (gain) loss	5	4	6
Prior service credit	(3)	(3)	(3)

Net amortization	2	1	3	—	—	—

Net postretirement benefit cost	$14	$14	$17	$6	$5	$7

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except share and per share amounts

14. Pension Benefit Plans and Other Postretirement Benefits (Continued)

        Amounts that will be amortized from accumulated other comprehensive income into net postretirement benefit cost during 2011:

	U.S.	Non-U.S.
Amortization:
Actuarial loss	$5	$—
Prior service credit	(3)	—

Net amortization	$2	$—

        The weighted average discount rates used to determine the accumulated postretirement benefit obligation and net postretirement benefit cost were as follows:

	U.S.			Non-U.S.
	2010	2009	2008	2010	2009	2008
Accumulated post retirement benefit obligation	5.09%	5.68%	6.40%	5.02%	5.60%	6.40%
Net postretirement benefit cost	5.68%	6.40%	6.16%	5.60%	6.40%	5.20%

        The weighted average assumed health care cost trend rates at December 31 were as follows:

	U.S.		Non-U.S.
	2010	2009	2010	2009
Health care cost trend rate assumed for next year	8.00%	8.00%	8.00%	9.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2016	2015	2014	2013

        Assumed health care cost trend rates affect the amounts reported for the postretirement benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	U.S.		Non-U.S.
	1-Percentage-Point		1-Percentage-Point
	Increase	Decrease	Increase	Decrease
Effect on total of service and interest cost	$1	$—	$1	$(1)
Effect on accumulated postretirement benefit obligations	7	(6)	10	(8)

        Amortization included in net postretirement benefit cost is based on the average remaining service of employees.

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except share and per share amounts

14. Pension Benefit Plans and Other Postretirement Benefits (Continued)

        The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	U.S.	Non-U.S.
2011	$17	$4
2012	17	4
2013	16	4
2014	16	5
2015	16	5
2016 - 2020	71	26

        Benefits provided by the Company for certain hourly retirees are determined by collective bargaining. Most other domestic hourly retirees receive health and life insurance benefits from a multi-employer trust established by collective bargaining. Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $6 million in 2010, $7 million in 2009, and $9 million in 2008. Postretirement health and life benefits for retirees of foreign subsidiaries are generally provided through the national health care programs of the countries in which the subsidiaries are located.

        In March 2010, the Patient Protection and Affordable Care Act and the Health Care Education and Affordability Reconciliation Act (the "Acts") were signed into law. The Acts contain provisions which could impact the Company's accounting for retiree medical benefits in future periods. However, the extent of that impact, if any, cannot be determined until additional interpretations of the Acts become available. Based on the analysis to date, the impact of provisions in the Acts which are reasonably determinable is not expected to have a material impact on the Company's other postretirement benefit plans. Accordingly, a remeasurement of the Company's postretirement benefit obligation is not required at this time. The Company will continue to assess the provisions of the Acts and may consider plan amendments in future periods to better align these plans with the provisions of the Acts.

15. Other Expense

        Other expense for the year ended December 31, 2010 included the following:

  •
  The Company recorded charges totaling $13 million ($11 million after tax amount attributable to the Company) for restructuring and asset impairment related to the Company's strategic review of its global manufacturing footprint. See Note 16 for additional information.

  •
  The Company recorded charges of $12 million ($7 million after tax amount attributable to the Company) for acquisition-related fair value inventory adjustments. This charge was due to the accounting rules requiring inventory purchased in a business combination to be marked up to fair value, and then recorded as an increase to cost of goods sold as the inventory is sold. The Company also recorded charges of $20 million (pretax and after tax) for acquisition-related restructuring, transaction and financing costs.

  •
  During the fourth quarter of 2010, the Company recorded a charge of $170 million (pretax and after tax) to increase the accrual for estimated future asbestos-related costs as a result of the

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except share and per share amounts

15. Other Expense (Continued)

    findings from the annual review of asbestos-related liabilities. See Note 18 for additional information.

        Other expense for the year ended December 31, 2009 included the following:

  •
  During the fourth quarter of 2009, the Company recorded charges of $18 million ($17 million after tax amount attributable to the Company) for the remeasurement of certain bolivar-denominated assets and liabilities held outside of Venezuela.

  •
  The Company recorded charges totaling $207 million ($180 million after tax amount attributable to the Company) for restructuring and asset impairment. The charges reflect the additional decisions reached in the Company's strategic review of its global manufacturing footprint. See Note 16 for additional information.

  •
  During the fourth quarter of 2009, the Company recorded a charge of $180 million (pretax and after tax) to increase the accrual for estimated future asbestos-related costs as a result of the findings from the annual review of asbestos-related liabilities. See Note 18 for additional information.

        Other expense for the year ended December 31, 2008 included the following:

  •
  The Company recorded charges totaling $132 million ($109 million after tax amount attributable to the Company) for restructuring and asset impairment. The charges reflect the additional decisions reached in the Company's strategic review of its global manufacturing footprint. See Note 16 for additional information.

  •
  During 2008, the Company also recorded an additional $1 million (pretax and after tax amount attributable to the Company) related to the impairment of the Company's equity investment in the South American Segment's 50%-owned Caribbean affiliate.

  •
  During the fourth quarter of 2008, the Company recorded a charge of $250 million ($249 million after tax) to increase the accrual for estimated future asbestos-related costs as a result of the findings from the annual review of asbestos-related liabilities. See Note 18 for additional information.

16. Restructuring Accruals

        Beginning in 2007, the Company commenced a strategic review of its global profitability and manufacturing footprint. The combined 2007, 2008, 2009 and 2010 charges, amounting to $407 million ($340 million after tax amount attributable to the Company), reflect the decisions reached by the Company in its strategic review of its global manufacturing footprint. The related curtailment of plant capacity and realignment of selected operations has resulted in an overall reduction in the Company's workforce of approximately 3,250 jobs. Amounts recorded by the Company do not include any gains that may be realized upon the ultimate sale or disposition of closed facilities.

        The Company's decisions to curtail selected production capacity have resulted in write downs of certain long-lived assets to the extent their carrying amounts exceeded fair value less cost to sell. The Company classified the significant assumptions used to determine the fair value of the impaired assets,

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except share and per share amounts

16. Restructuring Accruals (Continued)

which was not material, as Level 3 in the fair value hierarchy as set forth in the general accounting principles for fair value measurements.

        The Company also recorded liabilities for certain employee separation costs to be paid under contractual arrangements and other exit costs.

2007

        During the third and fourth quarters of 2007, the Company recorded charges totaling $55 million ($40 million after tax amount attributable to the Company) for restructuring and asset impairment in Europe and North America. The curtailment of plant capacity resulted in elimination of approximately 560 jobs and a corresponding reduction in the Company's workforce.

2008

        During 2008, the Company recorded charges totaling $132 million ($109 million after tax amount attributable to the Company) for restructuring and asset impairment across all segments as well as in Retained Corporate Costs and Other. The curtailment of plant capacity and realignment of selected operations resulted in elimination of approximately 1,240 jobs and a corresponding reduction in the Company's workforce.

2009

        During 2009, the Company recorded charges totaling $207 million ($180 million after tax amount attributable to the Company) for restructuring and asset impairment across all segments. The curtailment of plant capacity will result in elimination of approximately 1,450 jobs and a corresponding reduction in the Company's workforce.

2010

        As of December 31, 2009, the Company had concluded its global manufacturing footprint review. During 2010, the Company recorded charges totaling $13 million ($11 million after tax amount attributable to the Company) for restructuring and asset impairment related to the completion of certain previously announced actions in North America and Europe.

        The Company expects that the majority of the remaining estimated cash expenditures related to the above charges will be paid out by the end of 2011.

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except share and per share amounts

16. Restructuring Accruals (Continued)

        Selected information related to the restructuring accrual is as follows:

	Employee Costs	Asset Impairment	Other	Total
2007 Charges	$26	$22	$7	$55
Write-down of assets to net realizable value		(22)	(2)	(24)

Balance at December 31, 2007	26	—	5	31
2008 charges	70	32	30	132
Write-down of assets to net realizable value		(32)	(5)	(37)
Net cash paid, principally severance and related benefits	(36)		(7)	(43)
Other, including foreign exchange translation	(13)		(6)	(19)

Balance at December 31, 2008	47	—	17	64
2009 charges	110	79	18	207
Write-down of assets to net realizable value		(79)		(79)
Net cash paid, principally severance and related benefits	(57)		(8)	(65)
Other, including foreign exchange translation	(7)		(1)	(8)

Balance at December 31, 2009	93	—	26	119
2010 charges	(4)	3	14	13
Write-down of assets to net realizable value		(3)		(3)
Net cash paid, principally severance and related benefits	(47)		(14)	(61)
Other, including foreign exchange translation	(15)		(1)	(16)

Balance at December 31, 2010	$27	$—	$25	$52

        The Company continually reviews its manufacturing footprint and may close various operations due to plant efficiencies, integration of acquisitions, and other market factors. The restructuring accruals related to these types of actions taken by the Company in prior periods, not related to the strategic review of manufacturing operations discussed above, are $27 million as of December 31, 2010 and 2009. There were no material charges or cash payments in 2010 or 2009 related to these actions.

17. Additional Interest Charges from Early Extinguishment of Debt

        During 2010, the Company recorded additional interest charges of $9 million (pretax and after tax) for note repurchase premiums and the related write-off of unamortized finance fees. In addition, the Company recorded a reduction of interest expense of $9 million (pretax and after tax) in 2010 to recognize the unamortized proceeds from terminated interest rate swaps on these notes. During 2009, the Company recorded additional interest charges of $5 million (pretax and after tax) for note repurchase premiums and the write-off of unamortized finance fees, net of a gain from the termination of interest rate swap agreements, related to debt that was repaid prior to its maturity.

18. Contingencies

        The Company is a defendant in numerous lawsuits alleging bodily injury and death as a result of exposure to asbestos dust. From 1948 to 1958, one of the Company's former business units commercially produced and sold approximately $40 million of a high-temperature, calcium-silicate

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except share and per share amounts

18. Contingencies (Continued)

based pipe and block insulation material containing asbestos. The Company exited the pipe and block insulation business in April 1958. The typical asbestos personal injury lawsuit alleges various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and in some cases, punitive damages in various amounts (herein referred to as "asbestos claims").

        The following table shows the approximate number of plaintiffs and claimants who had asbestos claims pending against the Company at the beginning of each listed year, the number of claims disposed of during that year, the year's filings and the claims pending at the end of each listed year (eliminating duplicate filings):

	2010	2009	2008
Pending at beginning of year	7,000	11,000	14,000
Disposed	4,000	10,000	8,000
Filed	3,000	6,000	5,000

Pending at end of year	6,000	7,000	11,000

        Based on an analysis of the lawsuits pending as of December 31, 2010, approximately 76% of plaintiffs either do not specify the monetary damages sought, or in the case of court filings, claim an amount sufficient to invoke the jurisdictional minimum of the trial court. Approximately 22% of plaintiffs specifically plead damages of $15 million or less, and 2% of plaintiffs specifically plead damages greater than $15 million but less than $100 million. Fewer than 1% of plaintiffs specifically plead damages $100 million or greater but less than $122 million.

        As indicated by the foregoing summary, current pleading practice permits considerable variation in the assertion of monetary damages. The Company's experience resolving hundreds of thousands of asbestos claims and lawsuits over an extended period demonstrates that the monetary relief that may be alleged in a complaint bears little relevance to a claim's merits or disposition value. Rather, the amount potentially recoverable is determined by such factors as the severity of the plaintiff's asbestos disease, the product identification evidence against the Company and other defendants, the defenses available to the Company and other defendants, the specific jurisdiction in which the claim is made, and the plaintiff's medical history and exposure to other disease-causing agents.

        In addition to the pending claims set forth above, the Company has claims-handling agreements in place with many plaintiffs' counsel throughout the country. These agreements require evaluation and negotiation regarding whether particular claimants qualify under the criteria established by such agreements. The criteria for such claims include verification of a compensable illness and a reasonable probability of exposure to a product manufactured by the Company's former business unit during its manufacturing period ending in 1958. Some plaintiffs' counsel have historically withheld claims under these agreements for later presentation while focusing their attention on active litigation in the tort system. The Company believes that as of December 31, 2010 there are approximately 600 claims against other defendants which are likely to be asserted some time in the future against the Company. These claims are not included in the pending "lawsuits and claims" totals set forth above.

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except share and per share amounts

18. Contingencies (Continued)

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

        Since receiving its first asbestos claim, the Company as of December 31, 2010, has disposed of the asbestos claims of approximately 383,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $7,800. Certain of these dispositions have included deferred amounts payable over a number of years. Deferred amounts payable totaled approximately $26 million at December 31, 2010 ($36 million at December 31, 2009) and are included in the foregoing average indemnity payment per claim. The Company's asbestos indemnity payments have varied on a per claim basis, and are expected to continue to vary considerably over time. As discussed above, a part of the Company's objective is to achieve, where possible, resolution of asbestos claims pursuant to claims-handling agreements. Failure of claimants to meet certain medical and product exposure criteria in the Company's administrative claims handling agreements has generally reduced the number of marginal or suspect claims that would otherwise have been received. In addition, certain courts and legislatures have reduced or eliminated the number of marginal or suspect claims that the Company otherwise would have received. These developments generally have had the effect of increasing the Company's per-claim average indemnity payment.

        The Company believes that its ultimate asbestos-related liability (i.e., its indemnity payments or other claim disposition costs plus related legal fees) cannot reasonably be estimated. Beginning with the initial liability of $975 million established in 1993, the Company has accrued a total of approximately $3.82 billion through 2010, before insurance recoveries, for its asbestos-related liability. The Company's ability to reasonably estimate its liability has been significantly affected by, among other factors, the volatility of asbestos-related litigation in the United States, the significant number of co-defendants that have filed for bankruptcy, the magnitude and timing of co-defendant bankruptcy trust payments, the inherent uncertainty of future disease incidence and claiming patterns, the expanding list of non-traditional defendants that have been sued in this litigation, and the use of mass litigation screenings to generate large numbers of claims by parties who allege exposure to asbestos dust but have no present physical asbestos impairment.

        The Company has continued to monitor trends that may affect its ultimate liability and has continued to analyze the developments and variables affecting or likely to affect the resolution of pending and future asbestos claims against the Company. The material components of the Company's accrued liability are based on amounts determined by the Company in connection with its annual comprehensive review and consist of the following estimates, to the extent it is probable that such liabilities have been incurred and can be reasonably estimated: (i) the liability for asbestos claims already asserted against the Company; (ii) the liability for preexisting but unasserted asbestos claims for prior periods arising under its administrative claims-handling agreements with various plaintiffs' counsel; (iii) the liability for asbestos claims not yet asserted against the Company, but which the Company believes will be asserted in the next several years; and (iv) the legal defense costs likely to be incurred in connection with the foregoing types of claims.

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except share and per share amounts

18. Contingencies (Continued)

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

          e)    the extent to which courts and legislatures eliminate, reduce or permit the diversion of financial resources for unimpaired claimants;

          f)     the number and timing of additional co-defendant bankruptcies;

          g)     the extent to which bankruptcy trusts direct resources to resolve claims that are also presented to the Company and the timing of the payments made by the bankruptcy trusts; and

          h)    the extent to which co-defendants with substantial resources and assets continue to participate significantly in the resolution of future asbestos lawsuits and claims.

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

        Other litigation is pending against the Company, in many cases involving ordinary and routine claims incidental to the business of the Company and in others presenting allegations that are non-routine and involve compensatory, punitive or treble damage claims as well as other types of relief. The Company records a liability for such matters when it is both probable that the liability has been incurred and the amount of the liability can be reasonably estimated. Recorded amounts are reviewed and adjusted to reflect changes in the factors upon which the estimates are based, including additional information, negotiations, settlements and other events.

        The ultimate legal and financial liability of the Company with respect to the lawsuits and proceedings referred to above, in addition to other pending litigation, cannot reasonably be estimated. The Company's reported results of operations for 2010 were materially affected by the $170 million (pretax and after tax) fourth quarter charge for asbestos-related costs and asbestos-related payments continue to be substantial. Any future additional charge would likewise materially affect the Company's results of operations for the period in which it is recorded. Also, the continued use of significant

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except share and per share amounts

18. Contingencies (Continued)

amounts of cash for asbestos-related costs has affected and may continue to affect the Company's cost of borrowing and its ability to pursue global or domestic acquisitions. However, the Company believes that its operating cash flows and other sources of liquidity will be sufficient to pay its obligations for asbestos-related costs and to fund its working capital and capital expenditure requirements on a short-term and long-term basis.

19. Segment Information

        The Company has four reportable segments based on its four geographic locations: (1) Europe; (2) North America; (3) South America; (4) Asia Pacific. These four segments are aligned with the Company's internal approach to managing, reporting, and evaluating performance of its global glass operations. Certain assets and activities not directly related to one of the regions or to glass manufacturing are reported with Retained Corporate Costs and Other. These include licensing, equipment manufacturing, global engineering, and non-glass equity investments. Retained Corporate Costs and Other also includes certain headquarters administrative and facilities costs and certain incentive compensation and other benefit plan costs that are global in nature and are not allocable to the reportable segments.

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

        Financial information regarding the Company's reportable segments is as follows:

	2010	2009	2008
Net Sales:
Europe	$2,746	$2,918	$3,498
North America	1,879	2,074	2,210
South America	975	689	791
Asia Pacific	996	925	964

Reportable segment totals	6,596	6,606	7,463
Other	37	46	77

Net sales	$6,633	$6,652	$7,540

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except share and per share amounts

19. Segment Information (Continued)

	2010	2009	2008
Segment Operating Profit:
Europe	$324	$333	$478
North America	275	282	185
South America	224	145	221
Asia Pacific	141	131	163

Reportable segment totals	964	891	1,047
Items excluded from Segment Operating Profit:
Retained corporate costs and other	(89)	(67)	(1)
Restructuring and asset impairment	(13)	(207)	(133)
Acquisition-related fair value inventory adjustments and restructuring, transaction and financing costs	(32)
Charge for currency remeasurement		(18)
Charge for asbestos related costs	(170)	(180)	(250)
Interest income	13	18	25
Interest expense	(249)	(222)	(253)

Earnings from continuing operations before income taxes	$424	$215	$435

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except share and per share amounts

19. Segment Information (Continued)

	Europe	North America	South America	Asia Pacific	Reportable Segment Totals	Retained Corp Costs and Other	Consolidated Totals
Total assets(1):
2010	$3,618	$1,961	$1,680	$2,047	$9,306	$448	$9,754
2009	3,852	1,900	729	1,683	8,164	563	8,727
2008	3,758	1,803	627	1,240	7,428	549	7,977
Equity investments:
2010	$53	$17	$5	$179	$254	$45	$299
2009	48	19	1		68	46	114
2008	39	15	3		57	45	102
Equity earnings:
2010	$19	$15		$1	$35	$24	$59
2009	13	14			27	26	53
2008	14	13			27	24	51
Capital expenditures(2):
2010
Continuing	$151	$156	$96	$85	$488	$12	$500
Discontinued						3	3
2009
Continuing	170	103	46	81	400	7	407
Discontinued						21	21
2008
Continuing	152	91	35	58	336	4	340
Discontinued						22	22
Depreciation and amortization expense:
2010
Continuing	$172	$107	$50	$70	$399	$11	$410
Discontinued						3	3
2009
Continuing	179	99	39	67	384	11	395
Discontinued						11	11
2008
Continuing	222	99	45	81	447	10	457
Discontinued						11	11

(1)
Retained Corporate Costs and Other includes assets of discontinued operations.

(2)
Excludes property, plant and equipment acquired through acquisitions.

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except share and per share amounts

19. Segment Information (Continued)

        The Company's net property, plant, and equipment by geographic segment are as follows:

	United States	Non-U.S.	Total
2010	$703	$2,404	$3,107
2009	639	2,072	2,711
2008	679	1,890	2,569

        The Company's net sales by geographic segment are as follows:

	United States	Non-U.S.	Total
2010	$1,676	$4,957	$6,633
2009	1,878	4,774	6,652
2008	1,895	5,645	7,540

        Operations in individual countries outside the United States that accounted for more than 10% of consolidated net sales from continuing operations were in Italy (2010—11%, 2009—10%, 2008—11%), France (2010—13%, 2009—13%, 2008—15%) and Australia (2010—11%, 2009—9%, 2008—9%)

20. Goodwill

        The changes in the carrying amount of goodwill for the years ended December 31, 2008, 2009 and 2010 are as follows:

	North America	Europe	Asia Pacific	South America	Other	Total
Balance as of January 1, 2008	$746	$1,119	$557	$—	$6	$2,428
Translation effects	(29)	(58)	(123)			(210)
Other changes		(10)			(1)	(11)

Balance as of December 31, 2008	717	1,051	434	—	5	2,207
Translation effects	19	30	125			174

Balance as of December 31, 2009	736	1,081	559	—	5	2,381
Acquisitions			53	376		429
Translation effects	7	(72)	65	11		11

Balance as of December 31, 2010	$743	$1,009	$677	$387	$5	$2,821

        Goodwill for the Asia Pacific segment is net of accumulated impairment losses of $494 million.

        During the fourth quarters of 2010, 2009 and 2008, the Company completed its annual impairment testing and determined that no impairment existed.

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except share and per share amounts

21. Other Assets

        Other assets consisted of the following at December 31, 2010 and 2009:

	2010	2009
Deferred tax asset	$232	$232
Intangibles	29	22
Capitalized software	78	59
Deferred finance fees	50	36
Deferred returnable packaging costs	73	75
Other	126	98

	$588	$522

22. Business Combinations

        On September 1, 2010, the Company completed the acquisition of Brazilian glassmaker Companhia Industrial de Vidros ("CIV") for total consideration of $594 million, consisting of cash of $572 million and acquired debt of $22 million. CIV was the leading glass container manufacturer in northeastern Brazil, producing glass containers for the beverage, food and pharmaceutical industries, as well as tableware. The acquisition includes two plants in the state of Pernambuco and one in the state of Ceará. The acquisition was part of the Company's overall strategy of expanding its presence in emerging markets and expands its Brazilian footprint to align with unfolding consumer trends and customer growth plans. The results of CIV's operations have been included in the Company's consolidated financial statements since September 1, 2010, and are included in the South American operating segment.

        The total purchase price was allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values. The following table summarizes the fair values of the assets and liabilities assumed on September 1, 2010:

Current assets	$83
Goodwill	343
Other long-term assets	82
Net property, plant, and equipment	200

Total assets	708
Current liabilities	(57)
Long-term liabilities	(79)

Net assets acquired	$572

        The liabilities assumed include accruals for uncertain tax positions and other tax contingencies. The purchase agreement includes provisions that require the sellers to reimburse the Company for any cash paid related to the settlement of these contingencies. Accordingly, the Company has also recognized a receivable from the sellers related to these contingencies.

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except share and per share amounts

22. Business Combinations (Continued)

        Goodwill largely consists of expected synergies resulting from the integration of the acquisition and anticipated growth opportunities with new and existing customers, and includes intangible assets not separately recognized, such as federal and state tax incentives for development in Brazil's northeastern region. Goodwill is not deductible for federal income tax purposes.

        On December 23, 2010, the Company acquired Hebei Rixin Glass Group Co., Ltd. The acquisition, located in Hebei Province of northern China, includes two plants and manufactures glass containers predominantly for China's domestic beer market.

        On December 7, 2010, the Company acquired the majority share of Zhaoqing Jiaxin Glasswork Co., LTD, a one-plant glass container manufacturer located in the Pearl River Delta region of Guangdong Province in China. Zhaoqing Jiaxin Glasswork Co., LTD produces glass packaging for the beer, food and non-alcoholic beverage markets.

        On March 11, 2010, the Company acquired the majority share of Cristalerias Rosario, a one-plant glass container manufacturer located in Rosario, Argentina. Cristalerias Rosario primarily produces wine and non-alcoholic beverage glass containers.

        In the second quarter of 2010, the Company formed a joint venture with Berli Jucker Public Company Limited ("BJC") of Thailand in order to expand the Company's presence in China and Southeast Asia. The joint venture entered into an agreement to purchase the operations of Malaya Glass from Fraser & Neave Holdings Bhd. Malaya Glass produces glass containers for the beer, non-alcoholic beverage and food markets, with plants located in China, Thailand, Malaysia and Vietnam. The Company's share of the purchase price for Malaya Glass is $132 million. The acquisition was completed on July 16, 2010. The Company is recognizing its interest in the joint venture using the equity method of accounting.

        The acquisitions, individually and in the aggregate, did not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented.

23. Discontinued Operations

        On October 26, 2010, the Venezuelan government, through Presidential Decree No. 7.751, expropriated the assets of Owens-Illinois de Venezuela, C.A. and Fabrica de Vidrios Los Andes, C.A., two of the Company's subsidiaries in that country, which in effect constituted a taking of the going concerns of those companies. Shortly after the issuance of the decree, the Venezuelan government installed temporary administrative boards who are in control of the expropriated assets.

        Since the issuance of the decree, the Company has cooperated with the Venezuelan government, as it is compelled to do under Venezuelan law, to provide for an orderly transition while ensuring the safety and well-being of the employees and the integrity of the production facilities. The Company is also engaged in negotiations with the Venezuelan government in relation to certain aspects of the expropriation, including the compensation payable by the government as a result of its expropriation. The Company reserves and will continue to reserve the right to seek and obtain just compensation, representing the market value of its investment in Venezuela, in exchange for the expropriated assets pursuant to, as appropriate, applicable domestic and/or international law. The Company is unable at this stage to predict the amount, or timing of receipt, of compensation it will ultimately receive.

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except share and per share amounts

23. Discontinued Operations (Continued)

        The Company considers the disposal of these assets to be complete as of December 31, 2010. As a result, and in accordance with generally accepted accounting principles, the Company has presented the results of operations for its Venezuelan subsidiaries in the Consolidated Results of Operations for the years ended December 31, 2010, 2009 and 2008 as discontinued operations. Amounts for the prior periods have been reclassified to conform to this presentation. At December 31, 2009, the assets and liabilities of the Venezuelan operations are presented in the Consolidated Balance Sheets as the assets and liabilities of discontinued operations.

        The following summarizes the revenues and expenses of the Venezuelan operations reported as discontinued operations in the Consolidated Results of Operations for the periods indicated:

	Years ended December 31,
	2010	2009	2008
Net sales	$129	$415	$345
Manufacturing, shipping, and delivery	(86)	(266)	(214)

Gross profit	43	149	131
Selling and administrative expense	(5)	(13)	(13)
Research, development, and engineering expense		(1)	(1)
Interest income		11	13
Other expense	3	(36)	(8)

Earnings from discontinued operations before income taxes	41	110	122
Provision for income taxes	(10)	(44)	(26)

Earnings from discontinued operations	31	66	96
Loss on disposal of discontinued operations	(331)

Net earnings (loss) from discontinued operations	(300)	66	96
Net earnings from discontinued operations attributable to noncontrolling interests	(5)	(14)	(20)

Net earnings (loss) from discontinued operations attributable to the Company	$(305)	$52	$76

        The loss on disposal of discontinued operations of $331 million includes charges totaling $77 million and $260 million to write-off the net assets and cumulative currency translation losses, respectively, of the Company's Venezuelan operations, net of a tax benefit of $6 million. The net assets were written-off as a result of the deconsolidation of the subsidiaries due to the loss of control. The type or amount of compensation the Company may receive from the Venezuelan government is uncertain and thus, will be recorded as a gain from discontinued operations when received. The cumulative currency translation losses relate to the devaluation of the Venezuelan bolivar in prior years and were written-off because the expropriation was a substantially complete liquidation of the Company's operations in Venezuela.

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except share and per share amounts

23. Discontinued Operations (Continued)

        The condensed consolidated balance sheet at December 31, 2009 included the following assets and liabilities related to the discontinued operations of the Company's Venezuelan subsidiaries:

Balance at December 31, 2009
Assets:
Cash	$57
Accounts receivable	21
Inventories	11
Prepaid expenses	3

Total current assets	92
Other long-term assets	3
Net property, plant, and equipment	31

Total assets	$126

Liabilities:
Accounts payable and other current liabilities	$12
Other long-term liabilities	15

Total liabilities	$27

24. Financial Information for Subsidiary Guarantors and Non-Guarantors

        The following presents condensed consolidating financial information for the Company, segregating: (1) Owens-Illinois, Inc., the issuer of two series of senior notes and debentures (the "Parent"); (2) the two subsidiaries which have guaranteed the senior notes and debentures on a subordinated basis (the "Guarantor Subsidiaries"); and (3) all other subsidiaries (the "Non-Guarantor Subsidiaries"). The Guarantor Subsidiaries are 100% owned direct and indirect subsidiaries of the Company and their guarantees are full, unconditional and joint and several. They have no operations and function only as intermediate holding companies.

        Wholly-owned subsidiaries are presented on the equity basis of accounting. Certain reclassifications have been made to conform all of the financial information to the financial presentation on a consolidated basis. The principal eliminations relate to investments in subsidiaries and inter-company balances and transactions.

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except share and per share amounts

24. Financial Information for Subsidiary Guarantors and Non-Guarantors (Continued)

	December 31, 2010
Balance Sheet	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Accounts receivable	$—	$—	$1,075	$—	$1,075
Inventories			946		946
Other current assets			717		717

Total current assets	—	—	2,738	—	2,738
Investments in and advances to subsidiaries	2,541	2,291		(4,832)	—
Goodwill			2,821		2,821
Other non-current assets			1,088		1,088

Total other assets	2,541	2,291	3,909	(4,832)	3,909
Property, plant and equipment, net			3,107		3,107

Total assets	$2,541	$2,291	$9,754	$(4,832)	$9,754

Current liabilities:
Accounts payable and accrued liabilities	$—	$—	$1,555	$—	$1,555
Current portion of asbestos liability	170				170
Short-term loans and long-term debt due within one year	—		354		354

Total current liabilities	170	—	1,909	—	2,079
Long-term debt	250		3,924	(250)	3,924
Asbestos-related liabilities	306				306
Other non-current liabilities			1,419		1,419
Total share owners' equity of the Company	1,815	2,291	2,291	(4,582)	1,815
Noncontrolling interests			211		211

Total liabilities and share owners' equity	$2,541	$2,291	$9,754	$(4,832)	$9,754

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except share and per share amounts

24. Financial Information for Subsidiary Guarantors and Non-Guarantors (Continued)

	December 31, 2009
Balance Sheet	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Accounts receivable	$—	$—	$983	$—	$983
Inventories			889		889
Other current assets			833		833
Assets of discontinued operations			92		92

Total current assets	—	—	2,797	—	2,797
Investments in and advances to subsidiaries	2,301	2,023		(4,324)	—
Goodwill			2,381		2,381
Other non-current assets			804		804
Assets of discontinued operations			34		34

Total other assets	2,301	2,023	3,219	(4,324)	3,219
Property, plant and equipment, net			2,711		2,711

Total assets	$2,301	$2,023	$8,727	$(4,324)	$8,727

Current liabilities:
Accounts payable and accrued liabilities	$—	$—	$1,497	$—	$1,497
Current portion of asbestos liability	175				175
Short-term loans and long-term debt due within one year	28		350	(28)	350
Liabilities of discontinued operations			12		12

Total current liabilities	203	—	1,859	(28)	2,034
Liabilities of discontinued operations			15		15
Long-term debt	250		3,258	(250)	3,258
Asbestos-related liabilities	310				310
Other non-current liabilities			1,374		1,374
Total share owners' equity of the Company	1,538	2,023	2,023	(4,046)	1,538
Noncontrolling interests			198		198

Total liabilities and share owners' equity	$2,301	$2,023	$8,727	$(4,324)	$8,727

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except share and per share amounts

24. Financial Information for Subsidiary Guarantors and Non-Guarantors (Continued)

	Year ended December 31, 2010
Results of Operations	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$6,633	$—	$6,633
Manufacturing, shipping, and delivery			(5,283)		(5,283)

Gross profit	—	—	1,350	—	1,350
Research, engineering, selling, administrative, and other	(170)		(611)		(781)
External interest expense	(21)		(228)		(249)
Intercompany interest expense		(21)	(21)	42	—
External interest income			13		13
Intercompany interest income	21	21		(42)	—
Equity earnings from subsidiaries	109	109		(218)	—
Other equity earnings			59		59
Other revenue			32		32

Earnings before income taxes	(61)	109	594	(218)	424
Provision for income taxes	8		(137)		(129)

Earnings (loss) from continuing operations	(53)	109	457	(218)	295
Earnings from discontinued operations			31	—	31
Loss on disposal of discontinued operations	6		(337)		(331)

Net earnings (loss)	(47)	109	151	(218)	(5)
Net earnings attributable to noncontrolling interests			(42)		(42)

Net earnings (loss) attributable to the Company	$(47)	$109	$109	$(218)	$(47)

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except share and per share amounts

24. Financial Information for Subsidiary Guarantors and Non-Guarantors (Continued)

	Year ended December 31, 2009
Results of Operations	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$6,652	$—	$6,652
Manufacturing, shipping, and delivery			(5,317)		(5,317)

Gross profit	—	—	1,335	—	1,335
Research, engineering, selling, administrative, and other	(180)		(813)		(993)
External interest expense	(39)		(183)		(222)
Intercompany interest expense		(39)	(39)	78	—
External interest income			18		18
Intercompany interest income	39	39		(78)	—
Equity earnings from subsidiaries	249	249		(498)	—
Other equity earnings			53		53
Other revenue			24		24

Earnings before income taxes	69	249	395	(498)	215
Provision for income taxes	27		(110)		(83)

Earnings from continuing operations	96	249	285	(498)	132
Earnings from discontinued operations	66	66	66	(132)	66

Net earnings	162	315	351	(630)	198
Net earnings attributable to noncontrolling interests			(36)		(36)

Net earnings attributable to the Company	$162	$315	$315	$(630)	$162

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except share and per share amounts

24. Financial Information for Subsidiary Guarantors and Non-Guarantors (Continued)

	Year ended December 31, 2008
Results of Operations	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$7,540	$—	$7,540
Manufacturing, shipping, and delivery			(5,994)		(5,994)

Gross profit	—	—	1,546	—	1,546
Research, engineering, selling, administrative, and other	(250)		(711)		(961)
External interest expense	(46)		(207)		(253)
Intercompany interest expense		(46)	(46)	92	—
External interest income			25		25
Intercompany interest income	46	46		(92)	—
Equity earnings from subsidiaries	403	403		(806)	—
Other equity earnings			51		51
Other revenue			27		27

Earnings from continuing operations before income taxes	153	403	685	(806)	435
Provision for income taxes	2		(212)		(210)

Earnings from continuing operations	155	403	473	(806)	225
Earnings from discontinued operations	96	96	96	(192)	96
Gain on disposal of discontinued operations	7	7	7	(14)	7

Net earnings	258	506	576	(1,012)	328
Net earnings attributable to noncontrolling interests			(70)		(70)

Net earnings attributable to the Company	$258	$506	$506	$(1,012)	$258

	Year ended December 31, 2010
Cash Flows	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (utilized in) operating activities	$(179)	$—	$771	$—	$592
Cash utilized in investing activities			(1,314)		(1,314)
Cash provided by financing activities	179		368		547
Effect of exchange rate change on cash			3		3

Net change in cash	—	—	(172)	—	(172)
Cash at beginning of period			812		812

Cash at end of period	$—	$—	$640	$—	$640

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except share and per share amounts

24. Financial Information for Subsidiary Guarantors and Non-Guarantors (Continued)

	Year ended December 31, 2009
Cash Flows	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (utilized in) operating activities	$(190)	$—	$990	$—	$800
Cash utilized in investing activities			(418)		(418)
Cash provided by (utilized in) financing activities	190		(76)		114
Effect of exchange rate change on cash			(64)		(64)

Net change in cash	—	—	432	—	432
Cash at beginning of period			380		380

Cash at end of period	$—	$—	$812	$—	$812

	Year ended December 31, 2008
Cash Flows	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (utilized in) operating activities	$(209)	$—	$966	$—	$757
Cash utilized in investing activities			(377)		(377)
Cash provided by (utilized in) financing activities	209		(574)		(365)
Effect of exchange rate change on cash			(23)		(23)

Net change in cash	—	—	(8)	—	(8)
Cash at beginning of period			388		388

Cash at end of period	$—	$—	$380	$—	$380

Selected Quarterly Financial Data (unaudited)

        The following tables present selected financial data by quarter for the years ended December 31, 2010 and 2009:

	2010(a)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year to Date
Net sales	$1,546	$1,670	$1,689	$1,728	$6,633

Gross profit	$299	$384	$359	$308	$1,350

Earnings (loss) from continuing operations attributable to the Company(b)	$82	$132	$127	$(83)	$258
Earnings from discontinued operations attributable to the Company	3	9	12		24
Loss on disposal of discontinued operations attributable to the Company				(329)	(329)

Net earnings (loss) attributable to the Company	$85	$141	$139	$(412)	$(47)

Earnings per share of common stock(c):
Basic:
Earnings (loss) from continuing operations	$0.49	$0.80	$0.78	$(0.51)	$1.57
Earnings from discontinued operations	0.02	0.06	0.07		0.14
Loss on disposal of discontinued operations				(2.01)	(2.00)

Net earnings (loss)	$0.51	$0.86	$0.85	$(2.52)	$(0.29)

Diluted:
Earnings (loss) from continuing operations	$0.48	$0.79	$0.77	$(0.51)	$1.55
Earnings from discontinued operations	0.02	0.06	0.07		0.14
Loss on disposal of discontinued operations				(2.01)	(1.97)

Net earnings (loss)	$0.50	$0.85	$0.84	$(2.52)	$(0.28)

(a)
Amounts related to the Company's Venezuelan operations have been reclassified to discontinued operations as a result of the expropriations of those operations in 2010.

(b)
Amount for the second quarter includes charges totaling $8 million (pretax and after tax amount attributable to the Company) for restructuring and asset impairment. The effect of these charges is a reduction in earnings per share of $0.05.

Amount for the third quarter includes charges totaling $11 million ($9 million after tax amount attributable to the Company) for acquisition-related fair value inventory adjustments and transaction costs. The effect of these charges is a reduction in earnings per share of $0.06.

Amount for the fourth quarter includes charges totaling $196 million ($191 million after tax amount attributable to the Company) for the following: (1) $170 million (pretax and after tax) to increase the accrual for estimated future asbestos-related costs; (2) $5 million ($3 million after tax amount attributable to the Company) for restructuring and asset impairment; and $21 million ($18 million after tax amount attributable to the Company) for acquisition-related fair value inventory adjustments and restructuring, transaction and financing costs. The effect of these charges is a reduction in earnings per share of $1.15.

  Amount for the fourth quarter includes $24 million tax benefit related to the reversal of deferred tax valuation allowances and $8 million non-cash tax benefit transferred from other income categories. The effect of these tax benefits is an increase in earnings per share of $0.20.

(c)
Earnings per share are computed independently for each period presented. As such, the sums of the amounts calculated separately for each quarter do not equal the year-to-date amount.

	2009(d)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year to Date
Net sales	$1,432	$1,711	$1,764	$1,745	$6,652

Gross profit	$269	$372	$402	$292	$1,335

Earnings (loss) from continuing operations attributable to the Company(e)	$28	$132	$119	$(169)	$110
Earnings from discontinued operations attributable to the Company	17	17	8	10	52

Net earnings (loss) attributable to the Company	$45	$149	$127	$(159)	$162

Earnings per share of common stock(f):
Basic:
Earnings (loss) from continuing operations	$0.17	$0.79	$0.71	$(1.01)	$0.65
Earnings from discontinued operations	0.10	0.10	0.04	0.06	0.31

Net earnings	$0.27	$0.89	$0.75	$(0.95)	$0.96

Diluted:
Earnings (loss) from continuing operations	$0.17	$0.78	$0.70	$(1.01)	$0.65
Earnings from discontinued operations	0.10	0.10	0.04	0.06	0.30

Net earnings	$0.27	$0.88	$0.74	$(0.95)	$0.95

(d)
Amounts related to the Company's Venezuelan operations have been reclassified to discontinued operations as a result of the expropriations of those operations in 2010.

(e)
Amount for the first quarter includes charges of $51 million ($48 million after tax amount attributable to the Company) for restructuring and asset impairment. The effect of these charges is a reduction in earnings per share of $0.28.

Amount for the second quarter includes charges totaling $10 million (pretax and after tax amount attributable to the Company) for the following: (1) $5 million for note repurchase premiums and the write-off of finance fees related to debt that was repaid prior to its maturity; and (2) $5 million for restructuring and asset impairment. The effect of these charges is a reduction in earnings per share of $0.06.

Amount for the third quarter includes charges of $51 million ($33 million after tax amount attributable to the Company) for restructuring and asset impairment. The effect of these charges is a reduction in earnings per share of $0.19.

Amount for the fourth quarter includes charges totaling $298 million ($291 million after tax amount attributable to the Company) for the following: (1) $180 million (pretax and after tax) to increase the accrual for estimated future asbestos-related costs; (2) $100 million ($94 million after tax amount attributable to the Company) for restructuring and asset impairment; and (3) $18 million ($17 million after tax amount attributable to the Company) for the remeasurement of certain bolivar-denominated assets and liabilities held outside of Venezuela. The effect of these charges is a reduction in earnings per share of $1.71.

  Amount for the fourth quarter includes a non-cash tax benefit transferred from other comprehensive income (equity) of $48 million. The effect of this tax benefit is an increase in earnings per share of $0.28.

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

        As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2010.

        Management concluded that the Company's system of internal control over financial reporting was effective as of December 31, 2010. There has been no change in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting. The Company is undertaking the phased implementation of a global Enterprise Resource Planning software system and believes it is maintaining and monitoring appropriate internal controls during the implementation period. The Company believes that the internal control environment will be enhanced as a result of implementation.

Management's Report on Internal Control over Financial Reporting

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making this assessment management used the criteria for effective internal control over financial reporting as described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO framework).

        Based on this assessment, using the criteria above, management concluded that the Company's system of internal control over financial reporting was effective as of December 31, 2010.

        As permitted by Securities and Exchange Commission guidance, management has excluded the operations related to the 2010 acquisitions in Argentina, Brazil and China from its assessment of internal control over financial reporting as of December 31, 2010. In the aggregate, these acquisitions represented less than 2% and 9% of the Company's 2010 consolidated net sales and total assets, respectively. The controls for these acquisitions are required to be evaluated and tested by the end of 2011.

        The Company's independent registered public accounting firm, Ernst & Young LLP, that audited the Company's consolidated financial statements, has issued an attestation report on the Company's internal control over financial reporting which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Share Owners of
Owens-Illinois, Inc.

        We have audited Owens-Illinois Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Owens-Illinois, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls related to the acquisitions in Argentina, Brazil and China, which are included in the 2010 consolidated financial statements of Owens-Illinois, Inc. and constituted less than 2% and 9% of the Company's 2010 net sales and total assets, respectively. Our audit of internal control over financial reporting of Owens-Illinois, Inc. also did not include an evaluation of the internal control over financial reporting related to the acquisitions in Argentina, Brazil and China.

        In our opinion, Owens-Illinois, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Owens-Illinois, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of results of operations, share owners' equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 10, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Toledo, Ohio
February 10, 2011

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information with respect to non-officer directors and corporate governance is included in the 2011 Proxy Statement in the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and such information is incorporated herein by reference.

        Information with respect to executive officers is included herein on page 9.

Code of Business Conduct and Ethics

        The Company's Code of Business Conduct and Ethics, which is applicable to all directors, officers and employees of the Company, including the principal executive officer, the principal financial officer and the principal accounting officer, is available on the Investor Relations section of the Company's web site (www.o-i.com). A copy of the Code is also available in print to share owners upon request, addressed to the Corporate Secretary at Owens-Illinois, Inc., One Michael Owens Way, Perrysburg, Ohio 43551. The Company intends to post amendments to or waivers from its Code of Business Conduct and Ethics (to the extent applicable to the Company's directors, executive officers or principal financial officers) at this location on its web site.

ITEM 11.    EXECUTIVE COMPENSATION

        The section entitled "Director and Executive Compensation and Other Information," exclusive of the subsections entitled "Board Compensation Committee Report on Executive Compensation" which is included in the 2011 Proxy Statement is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The section entitled "Security Ownership of Certain Beneficial Owners and Management" which is included in the 2011 Proxy Statement is incorporated herein by reference.

        The following table summarizes securities authorized for issuance under equity compensation plans as of December 31, 2010.

	Equity Compensation Plan Information
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (thousands)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (thousands)
Equity compensation plans approved by security holders	4,048	$20.60	7,517
Equity compensation plans not approved by security holders	—	—	—

Total	4,048	$20.60	7,517

(1)
Represents options to purchase shares of the Company's common stock. There are no outstanding warrants or rights.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The section entitled "Director and Executive Compensation and Other Information," exclusive of the subsection entitled "Board Compensation Committee Report on Executive Compensation," which is included in the 2011 Proxy Statement, is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information with respect to principal accountant fees and services is included in the 2011 Proxy Statement in the section entitled "Independent Registered Public Accounting Firm" and such information is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

        Index of Financial Statements and Financial Statement Schedules Covered by Report of Independent Auditors.

Page
(i) Registrant
Report of Independent Registered Public Accounting Firm	48
Consolidated Balance Sheets at December 31, 2010 and 2009	50 - 51
For the years ended December 31, 2010, 2009, and 2008
Consolidated Results of Operations	49
Consolidated Share Owners' Equity	52
Consolidated Cash Flows	53
Notes to the Consolidated Financial Statements	54
Exhibit Index	115
Financial Statement Schedule	Schedule Page
For the years ended December 31, 2010, 2009, and 2008:
II—Valuation and Qualifying Accounts (Consolidated)	S-1
All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule.
(ii) Separate Financial Statements of Affiliates Whose Securities Are Pledged As Collateral	120

EXHIBIT INDEX

S-K Item 601 No.		Document
3.1	—	Second Restated Certificate of Incorporation of Owens-Illinois, Inc. (filed as Exhibit 3.1 to Owens-Illinois, Inc.'s Form 10-Q, File No. 1-9576 and incorporated herein by reference).

3.2	—	Third Amended and Restated Bylaws of Owens-Illinois, Inc., (filed as Exhibit 3.1 to Owens-Illinois, Inc.'s Form 8-K dated April 23, 2009, File No. 1-9576, and incorporated herein by reference).

4.1	—	Indenture dated as of May 20, 1998, between Owens-Illinois, Inc. and The Bank of New York, as Trustee (filed as Exhibit 4.1 to Owens-Illinois, Inc.'s Form 8-K dated May 20, 1998, File No. 1-9576, and incorporated herein by reference).

4.2	—	Officers' Certificate, dated May 20, 1998, establishing the terms of the 7.80% Senior Notes due 2018; including the Form of 7.80% Senior Note due 2018 (filed as Exhibits 4.5 and 4.9, respectively, to Owens-Illinois, Inc.'s Form 8-K dated May 20, 1998, File No. 1-9576, and incorporated herein by reference).

4.3	—	Supplemental Indenture, dated as of June 26, 2001 among Owens-Illinois, Inc., Owens-Illinois Group, Inc., Owens-Brockway Packaging, Inc. and The Bank of New York, as Trustee (May 20, 1998 Indenture) (filed as Exhibit 4.1 to Owens-Illinois Inc.'s Form 10-Q for the quarter ended September 30, 2001, File No. 1-9576, and incorporated herein by reference).

4.4	—	Second Supplemental Indenture, dated as of December 1, 2004 among Owens-Illinois, Inc., Owens-Illinois Group, Inc., Owens-Brockway Packaging, Inc. and The Bank of New York, as Trustee (filed as Exhibit 4.1 to Owens-Illinois Inc.'s Form 8-K dated December 1, 2004, File No. 1-9576, and incorporated herein by reference).

4.5	—	Indenture, dated as of December 1, 2004, by and among Owens-Brockway Glass Container Inc., the guarantors party thereto and Law Debenture Trust Company of New York, as Trustee (filed as Exhibit 4.26 to Owens-Illinois Group, Inc.'s Form S-4, File No. 333-123960, and incorporated herein by reference).

4.6	—	Indenture, dated as of March 14, 2007, by and among OI European Group B.V., the guarantors party thereto and Law Debenture Trust Company of New York, as Trustee (filed as Exhibit 4.1 to Owens-Illinois Group, Inc.'s Form 8-K dated March 14, 2007, File No. 33-13061, and incorporated herein by reference).

4.7	—	Indenture, dated as of May 12, 2009, by and among Owens-Brockway Glass Container Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to Owens-Illinois Group, Inc.'s Form 8-K dated May 12, 2009, File No. 33-13061, and incorporated herein by reference).

4.8	—	Indenture, dated as of May 7, 2010, by and among Owens-Brockway Glass Container Inc., Owens-Illinois, Inc., the Guarantors party thereto, and U.S. Bank National Association, as trustee, paying agent, registrar and exchange agent (filed as Exhibit 4.1 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended June 30, 2010, File No. 1-9576, and incorporated herein by reference).

4.9	—	Form of Registration Rights Agreement, dated as of May 7, 2010, by and among Owens-Brockway Glass Container Inc., Owens-Illinois, Inc. and the Initial Purchasers named therein (filed as Exhibit 10.1 to Owens-Illinois Group, Inc.'s Form 8-K dated May 3, 2010, File No. 33-13061, and incorporated herein by reference).

S-K Item 601 No.			Document
4.10		—
Indenture, dated as of September 15, 2010, by and among OI European Group B.V.; the guarantors party thereto; Deutsche Trustee Company Limited as trustee; Deutsche Bank AG, London Branch as principal paying agent and transfer agent; and Deutsche Bank Luxembourg S.A. as the registrar, Luxembourg paying agent and transfer agent, including the form of the Senior Notes (filed as Exhibit 4.1 to Owens-Illinois Group, Inc.'s Form 8-K dated September 15, 2010, File No. 33-13061, and incorporated herein by reference).

4.11		—	Credit Agreement, dated as of June 14, 2006, by and among the Borrowers named therein, Owens-Illinois General, Inc., as Borrower's agent, Deutsche Bank AG, New York Branch, as Administrative Agent, and the other Agents, Arrangers and Lenders named therein (filed as exhibit 4.1 to Owens-Illinois Group, Inc.'s Form 8-K dated June 14, 2006, File No. 33-13061, and incorporated herein by reference).

4.12		—	Second Amendment to Credit Agreement and Consent, dated June 11, 2007 (filed as Exhibit 4.1 to Owens-Illinois Group, Inc.'s Form 8-K dated June 11, 2007, File No. 33-13061, and incorporated herein by reference).

4.13		—	Third Amendment to Credit Agreement and Consent, dated as of April 30, 2010 (filed as Exhibit 4.1 to Owens-Illinois Group, Inc.'s Form 8-K dated April 30, 2010, File No. 33-13061, and incorporated herein by reference).

4.14		—	Fourth Amendment to Credit Agreement and Consent, dated as of September 6, 2010 (filed as Exhibit 4.1 to Owens-Illinois Group, Inc.'s Form 8-K dated September 7, 2010, File No. 33-13061, and incorporated herein by reference).

4.15		—	Second Amended and Restated Intercreditor Agreement, dated as of June 14, 2006, by and among Deutsche Bank AG, New York Branch, as Administrative Agent for the lenders party to the Credit Agreement (as defined therein) and Deutsche Bank Trust Company Americas, as Collateral Agent (as defined therein) and any other parties thereto (filed as exhibit 4.2 to Owens-Illinois Group, Inc.'s Form 8-K dated June 14, 2006, File No. 33-13061, and incorporated herein by reference).

4.16		—	Second Amended and Restated Pledge Agreement, dated as of June 14, 2006, between Owens-Illinois Group, Inc., Owens-Brockway Packaging, Inc., and Deutsche Bank Trust Company Americas, as Collateral Agent (as defined therein) and any other parties thereto (filed as exhibit 4.3 to Owens-Illinois Group, Inc.'s Form 8-K dated June 14, 2006, File No. 33-13061, and incorporated herein by reference).

4.17		—	Second Amended and Restated Security Agreement, dated as of June 14, 2006, between Owens-Illinois Group, Inc., each of the direct and indirect subsidiaries of Owens-Illinois Group, Inc. signatory thereto, and Deutsche Bank Trust Company Americas, as Collateral Agent (as defined therein) (filed as exhibit 4.4 to Owens-Illinois Group, Inc.'s Form 8-K dated June 14, 2006, File No. 33-13061, and incorporated herein by reference).

10.1	*	—	Amended and Restated Owens-Illinois Supplemental Retirement Benefit Plan (filed as Exhibit 10.1 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended June 30, 1998, File No. 1-9576, and incorporated herein by reference).

S-K Item 601 No.			Document
10.2	*	—	First Amendment to Amended and Restated Owens-Illinois Supplemental Retirement Benefit Plan (filed as Exhibit 10.3 to Owens-Illinois, Inc.'s Form 10-K for the year ended December 31, 2000, File No. 1-9576, and incorporated herein by reference).

10.3	*	—	Second Amendment to Amended and Restated Owens-Illinois Supplemental Retirement Benefit Plan (filed as Exhibit 10.1 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended March 31, 2002, File No. 1-9576, and incorporated herein by reference).

10.4	*	—	Third Amendment to Amended and Restated Owens-Illinois Supplemental Retirement Benefit Plan (filed as Exhibit 10.1 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended March 31, 2003, File No. 1-9576, and incorporated herein by reference).

10.5	*	—	Form of Employment Agreement between Owens-Illinois, Inc. and various Employees (filed as Exhibit 10(m) to Owens-Illinois, Inc.'s Form 10-K for the year ended December 31, 1987, File No. 1-9576, and incorporated herein by reference).

10.6	*	—	Second Amended and Restated Stock Option Plan for Key Employees of Owens-Illinois, Inc. (filed as Exhibit 10.20 to Owens-Illinois, Inc.'s Form 10-K for the year ended December 31, 1994, File No. 1-9576, and incorporated herein by reference).

10.7	*	—	First Amendment to Second Amended and Restated Stock Option Plan for Key Employees of Owens-Illinois, Inc. (filed as Exhibit 10.13 to Owens-Illinois, Inc.'s Form 10-K for the year ended December 31, 1995, File No. 1-9576, and incorporated herein by reference).

10.8	*	—	Second Amendment to Second Amended and Restated Stock Option Plan for Key Employees of Owens-Illinois, Inc. (filed as Exhibit 10.1 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended June 30, 1997, File No. 1-9576, and incorporated herein by reference).

10.9	*	—	Third Amendment to Second Amended and Restated Stock Option Plan for Key Employees of Owens-Illinois, Inc. (filed as Exhibit 10.1 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended September 30, 2000, File No. 1-9576, and incorporated herein by reference.)

10.10	*	—	Form of Non-Qualified Stock Option Agreement for use under the Second Amended and Restated Stock Option Plan for Key Employees of Owens-Illinois, Inc. (filed as Exhibit 10.21 to Owens-Illinois, Inc.'s Form 10-K for the year ended December 31, 1994, File No. 1-9576, and incorporated herein by reference).

10.11	*	—	Amended and Restated Owens-Illinois, Inc. Performance Award Plan (filed as Exhibit 10.16 to Owens-Illinois, Inc.'s Form 10-K for the year ended December 31, 1993, File No. 1-9576, and incorporated herein by reference).

10.12	*	—	First Amendment to Amended and Restated Owens-Illinois, Inc. Performance Award Plan (filed as Exhibit 10.4 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended June 30, 1997, File No. 1-9576, and incorporated herein by reference).

S-K Item 601 No.			Document
10.13	*	—	Owens-Illinois, Inc. Directors Deferred Compensation Plan (filed as Exhibit 10.26 to Owens-Illinois, Inc.'s Form 10-K for the year ended December 31, 1995, File No. 1-9576, and incorporated herein by reference).

10.14	*	—	First Amendment to Owens-Illinois, Inc. Directors Deferred Compensation Plan (filed as Exhibit 10.27 to Owens-Illinois, Inc.'s Form 10-K for the year ended December 31, 1995, File No. 1-9576, and incorporated herein by reference).

10.15	*	—	Second Amendment to Owens-Illinois, Inc. Directors Deferred Compensation Plan (filed as Exhibit 10.2 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended March 31, 1997, File No. 1-9576, and incorporated herein by reference).

10.16	*	—	Amended and Restated 1997 Equity Participation Plan of Owens-Illinois, Inc. (filed as Exhibit 10.1 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended June 30, 1999, File No. 1-9576, and incorporated herein by reference).

10.17	*	—	First Amendment to Amended and Restated 1997 Equity Participation Plan of Owens-Illinois, Inc. (filed as Exhibit 10.1 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended June 30, 2002, File No. 1-9576, and incorporated herein by reference).

10.18	*	—	Owens-Illinois, Inc. Executive Deferred Savings Plan (filed as Exhibit 10.1 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended September 30, 2001, File No. 1-9576, and incorporated herein by reference).

10.19	*	—	2004 Equity Incentive Plan for Directors of Owens-Illinois, Inc. (filed as Exhibit 10.1 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended June 30, 2004, File No. 1-9576, and incorporated herein by reference).

10.20	*	—	Owens-Illinois, Inc. Incentive Bonus Plan (filed as Exhibit 10.2 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended June 30, 2004, File No. 1-9576, and incorporated herein by reference).

10.21	*	—	Owens-Illinois 2004 Executive Life Insurance Plan (filed as Exhibit 10.32 to Owens-Illinois, Inc.'s Form 10-K for the year ended December 31, 2004, File No. 1-9576, and incorporated herein by reference).

10.22	*	—	Owens-Illinois 2004 Executive Life Insurance Plan for Non-U.S. Employees (filed as Exhibit 10.33 to Owens-Illinois, Inc.'s Form 10-K for the year ended December 31, 2004, File No. 1-9576, and incorporated herein by reference).

10.23	*	—	Second Amended and Restated Owens-Illinois, Inc. Senior Management Incentive Plan (filed as Exhibit 10.34 to Owens-Illinois, Inc.'s Form 10-K for the year ended December 31, 2004, File No. 1-9576, and incorporated herein by reference).

10.24	*	—	Amended and Restated Owens-Illinois, Inc. 2005 Incentive Award Plan dated as of April 24, 2009 (filed as Exhibit 10.1 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended March 31, 2009, File No. 1-9576, and incorporated herein by reference).

10.25	*	—	Form of Non-Qualified Stock Option Agreement for use under the Owens-Illinois, Inc. 2005 Incentive Award Plan (filed as Exhibit 10.29 to Owens-Illinois, Inc.'s Form 10-K for the year ended December 31, 2005, File No. 1-9576, and incorporated herein by reference).

S-K Item 601 No.			Document
10.26	*	—	Form of Restricted Stock Agreement for use under the Owens-Illinois, Inc. 2005 Incentive Award Plan (filed as Exhibit 10.30 to Owens-Illinois, Inc.'s Form 10-K for the year ended December 31, 2005, File No. 1-9576, and incorporated herein by reference).

10.27	*	—	Form of Phantom Stock Agreement for use under the Owens-Illinois, Inc. 2005 Incentive Award Plan (filed as Exhibit 10.31 to Owens-Illinois, Inc.'s Form 10-K for the year ended December 31, 2005, File No. 1-9576, and incorporated herein by reference).

10.28	*	—	Form of Restricted Stock Unit Agreement for use under the Owens-Illinois, Inc. 2005 Incentive Award Plan (filed as Exhibit 10.32 to Owens-Illinois, Inc.'s Form 10-K for the year ended December 31, 2005, File No. 1-9576, and incorporated herein by reference).

10.29	*	—	Letter agreement between Owens-Illinois, Inc. and Albert P.L. Stroucken (filed as Exhibit 10.2 to Owens-Illinois, Inc.'s Form 8-K dated November 8, 2006, File No. 1-9576, and incorporated herein by reference).

10.30	*	—	Employment agreement between Owens-Illinois, Inc. and Albert P.L. Stroucken, dated January 3, 2007 (filed as Exhibit 10.37 to Owens-Illinois, Inc.'s Form 10-K for the year ended December 31, 2006, File No. 1-9576, and incorporated herein by reference).

12		—	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends (filed herewith).

21		—	Subsidiaries of Owens-Illinois, Inc. (filed herewith).

23		—	Consent of Independent Registered Public Accounting Firm (filed herewith).

24		—	Owens-Illinois, Inc. Power of Attorney (filed herewith).

31.1		—	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2		—	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1		—	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350 (filed herewith).

32.2		—	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350 (filed herewith).

101		—	Financial statements from the annual report on Form 10-K of Owens-Illinois, Inc. for the year ended December 31, 2010, formatted in XBRL: (i) the Consolidated Results of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Cash Flows and (iv) the Notes to Consolidated Financial Statements.

*
Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(c).

SEPARATE FINANCIAL STATEMENTS OF AFFILIATES WHOSE SECURITIES ARE
PLEDGED AS COLLATERAL.

1)
Financial statements of Owens-Brockway Packaging, Inc. and subsidiaries including consolidated balance sheets as of December 31, 2010 and 2009, and the related results of operations, share owners' equity, and cash flows for the years ended December 31, 2010, 2009 and 2008.

2)
Financial statements of Owens-Brockway Glass Container Inc. and subsidiaries including consolidated balance sheets as of December 31, 2010 and 2009, and the related results of operations, share owners' equity, and cash flows for the years ended December 31, 2010, 2009 and 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Share Owner of
Owens-Brockway Packaging, Inc.

        We have audited the accompanying consolidated balance sheets of Owens-Brockway Packaging, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of results of operations, share owners' equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens-Brockway Packaging, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Toledo, Ohio
February 10, 2011

Owens-Brockway Packaging, Inc.

CONSOLIDATED RESULTS OF OPERATIONS

Dollars in millions

Years ended December 31,	2010	2009	2008
Net sales	$6,633	$6,652	$7,540
Manufacturing, shipping, and delivery	(5,285)	(5,325)	(5,999)

Gross profit	1,348	1,327	1,541
Selling and administrative expense	(422)	(415)	(428)
Research, development, and engineering expense	(62)	(58)	(66)
Equity earnings	59	53	51
Net intercompany interest income (expense)	31	2	(45)
Other interest expense	(215)	(181)	(205)
Other expense	(31)	(247)	(141)
Other income	23	49	61

Earnings from continuing operations before income taxes	731	530	768
Provision for income taxes	(135)	(133)	(198)

Earnings from continuing operations	596	397	570
Earnings from discontinued operations	31	66	96
Loss on disposal of discontinued operations	(337)

Net earnings	290	463	666
Net earnings attributable to noncontrolling interests	(42)	(36)	(70)

Net earnings attributable to the Company	$248	$427	$596

Amounts attributable to the Company:
Earnings from continuing operations	$559	$375	$520
Earnings from discontinued operations	24	52	76
Loss on disposal of discontinued operations	(335)

Net earnings	$248	$427	$596

Amounts attributable to noncontrolling interests:
Earnings from continuing operations	$37	$22	$50
Earnings from discontinued operations	7	14	20
Loss on disposal of discontinued operations	(2)

Net earnings	$42	$36	$70

Comprehensive income, net of tax:
Net earnings	$290	$463	$666
Foreign currency translation adjustments	128	200	(451)
Pension and other postretirement benefit adjustments	12	(9)	(99)
Change in fair value of derivative instruments	(2)	36	(33)

Total comprehensive income	428	690	83
Comprehensive income attributable to noncontrolling interests	48	7	51

Comprehensive income attributable to the Company	$380	$683	$32

See accompanying Notes to the Consolidated Financial Statements.

Owens-Brockway Packaging, Inc.

CONSOLIDATED BALANCE SHEETS

Dollars in millions

December 31,	2010	2009
Assets
Current assets:
Cash, including time deposits of $227 ($280 in 2009)	$410	$472
Receivables including amount from related parties of $4 ($4 in 2009), less allowances of $39 ($35 in 2009) for losses and discounts	1,072	979
Inventories	946	889
Prepaid expenses	85	107
Assets of discontinued operations		92

Total current assets	2,513	2,539
Other assets:
Equity investments	299	114
Repair parts inventories	147	122
Prepaid pension	54	46
Other assets	517	472
Goodwill	2,821	2,381
Assets of discontinued operations		34

Total other assets	3,838	3,169
Property, plant, and equipment:
Land, at cost	283	244
Buildings and equipment, at cost:
Buildings and building equipment	1,191	1,114
Factory machinery and equipment	5,105	4,715
Transportation, office, and miscellaneous equipment	118	111
Construction in progress	245	285

	6,942	6,469
Less accumulated depreciation	3,876	3,796

Net property, plant, and equipment	3,066	2,673

Total assets	$9,417	$8,381

See accompanying Notes to the Consolidated Financial Statements.

Owens-Brockway Packaging, Inc.

CONSOLIDATED BALANCE SHEETS (Continued)

Dollars in millions

December 31,	2010	2009
Liabilities and Share Owners' Equity
Current liabilities:
Short-term loans	$257	$300
Accounts payable including amount to related parties of $12 ($8 in 2009)	857	831
Salaries and wages	153	158
U.S. and foreign income taxes	99	108
Other accrued liabilities	415	364
Long-term debt due within one year	96	22
Liabilities of discontinued operations		12

Total current liabilities	1,877	1,795
Liabilities of discontinued operations		15
External long-term debt	3,659	2,990
Deferred taxes	297	253
Pension benefits	336	333
Nonpension postretirement benefits	81	84
Other liabilities	301	241
Share owners' equity:
Investment by and advances from Parent	2,216	2,425
Accumulated other comprehensive income	439	47

Total share owner's equity of the Company	2,655	2,472
Noncontrolling interests	211	198

Total share owners' equity	2,866	2,670

Total liabilities and share owners' equity	$9,417	$8,381

See accompanying Notes to the Consolidated Financial Statements.

Owens-Brockway Packaging, Inc.

CONSOLIDATED SHARE OWNERS' EQUITY

Dollars in millions

	Share Owner's Equity of the Company
	Investment by and Advances from Parent	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Share Owners' Equity
Balance on January 1, 2008	$2,770	$355	$252	$3,377
Net intercompany transactions	(567)			(567)
Comprehensive income:
Net earnings	596		70	666
Foreign currency translation adjustments		(432)	(19)	(451)
Pension and other postretirement benefit adjustments, net of tax		(99)		(99)
Change in fair value of derivative instruments, net of tax		(33)		(33)
Dividends paid to noncontrolling interests on subsidiary common stock			(50)	(50)

Balance on December 31, 2008	$2,799	$(209)	$253	$2,843
Net intercompany transactions	(801)			(801)
Comprehensive income:
Net earnings	427		36	463
Foreign currency translation adjustments		229	(29)	200
Pension and other postretirement benefit adjustments, net of tax		(10)		(9)
Change in fair value of derivative instruments, net of tax		37		36
Dividends paid to noncontrolling interests on subsidiary common stock			(62)	(62)

Balance on December 31, 2009	$2,425	$47	$198	$2,670
Net intercompany transactions	(538)			(538)
Capital contribution from parent	91			91
Comprehensive income:
Net earnings	248		42	290
Foreign currency translation adjustments		122	6	128
Pension and other postretirement benefit adjustments, net of tax		12		12
Change in fair value of derivative instruments, net of tax		(2)		(2)
Noncontrolling interests' share of acquisition			12	12
Acquisition of noncontrolling interests	(10)		(8)	(18)
Dividends paid to noncontrolling interests on subsidiary common stock			(25)	(25)
Disposal of Venezuelan operations		260	(14)	246

Balance on December 31, 2010	$2,216	$439	$211	$2,866

See accompanying Notes to the Consolidated Financial Statements

Owens-Brockway Packaging, Inc.

CONSOLIDATED CASH FLOWS

Dollars in millions

Years ended December 31,	2010	2009	2008
Operating activities:
Net earnings	$290	$463	$666
Earnings from discontinued operations	(31)	(66)	(96)
Loss on disposal of discontinued operations	337
Non-cash charges (credits):
Depreciation	366	360	416
Amortization of intangibles and other deferred items	17	16	33
Amortization of finance fees and debt discount	20	10
Deferred tax benefit	(33)	52	11
Restructuring and asset impairment	13	207	133
Charge for acquisition-related costs	26
Other	128	31	27
Cash paid for restructuring activities	(61)	(65)	(49)
Change in non-current operating assets	13	42	15
Change in non-current liabilities	(45)	(163)	(82)
Change in components of working capital	(44)	136	(137)

Cash provided by continuing operating activities	996	1,023	937
Cash provided by (utilized in) discontinued operating activities	(8)	71	97

Total cash provided by operating activities	988	1,094	1,034
Investing activities:
Additions to property, plant, and equipment—continuing	(496)	(405)	(339)
Additions to property, plant, and equipment—discontinued	(3)	(21)	(22)
Acquisitions, net of cash acquired	(817)	(5)
Net cash proceeds related to sale of assets and other	6	15	1

Cash utilized in investing activities	(1,310)	(416)	(360)
Financing activities:
Additions to long-term debt	1,392	1,080	686
Repayments of long-term debt	(545)	(610)	(695)
Decrease in short-term loans—continuing	(39)	(85)	(21)
Increase (decrease) in short-term loans—discontinued	(2)	6
Net change in intercompany debt	(567)	(808)	(530)
Net receipts (payments) for hedging activity	19	14	(45)
Payment of finance fees	(33)	(14)
Dividends paid to noncontrolling interests—continuing	(25)	(35)	(40)
Dividends paid to noncontrolling interests—discontinued		(27)	(10)

Cash provided by (utilized in) financing activities	200	(479)	(655)
Effect of exchange rate fluctuations on cash	3	(68)	(23)

Increase (decrease) in cash	(119)	131	(4)
Cash at beginning of year	529	398	402

Cash at end of year	410	529	398
Cash—discontinued operations		57	155

Cash—continuing operations	$410	$472	$243

See accompanying Notes to Consolidated Financial Statements.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tabular data dollars in millions

1. Significant Accounting Policies

        Basis of Consolidated Statements    The consolidated financial statements of Owens-Brockway Packaging, Inc. ("Company") include the accounts of its subsidiaries. Newly acquired subsidiaries have been included in the consolidated financial statements from dates of acquisition. Results of operations for the Company's Venezuelan subsidiaries expropriated in 2010 have been presented as a discontinued operation.

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

        Nature of Operations    The Company is a leading manufacturer of glass container products. The Company's principal product lines are glass containers for the food and beverage industries. The Company has glass container operations located in 21 countries. The principal markets and operations for the Company's products are in Europe, North America, South America, and Asia Pacific.

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

  Level 2:    Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

1. Significant Accounting Policies (Continued)

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

        The Company's derivative assets and liabilities consist of interest rate swaps, natural gas forwards, and foreign exchange option and forward contracts. The Company uses an income approach to valuing these contracts. Interest rate yield curves, natural gas forward rates, and foreign exchange rates are the significant inputs into the valuation models. These inputs are observable in active markets over the terms of the instruments the Company holds, and accordingly, the Company classifies its derivative assets and liabilities as Level 2 in the hierarchy. The Company also evaluates counterparty risk in determining fair values.

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

        Intangible Assets and Other Long-Lived Assets    Intangible assets are amortized over the expected useful life of the asset. Amortization expense directly attributed to the manufacturing of the Company's products is included in manufacturing, shipping, and delivery. Amortization expense related to non-manufacturing activities is included in selling and administrative and other. The Company evaluates the recoverability of intangible assets and other long-lived assets based on undiscounted projected cash flows, excluding interest and taxes, when factors indicate that impairment may exist. If impairment exists, the asset is written down to fair value.

        Property, Plant, and Equipment    Property, plant, and equipment ("PP&E") is carried at cost and includes expenditures for new facilities and equipment and those costs which substantially increase the

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

1. Significant Accounting Policies (Continued)

useful lives or capacity of existing PP&E. In general, depreciation is computed using the straight-line method and recorded over the estimated useful life of the asset. Factory machinery and equipment is depreciated over periods ranging from 5 to 25 years with the majority of such assets (principally glass-melting furnaces and forming machines) depreciated over 7-15 years. Buildings and building equipment are depreciated over periods ranging from 10 to 50 years. Depreciation expense directly attributed to the manufacturing of the Company's products is included in manufacturing, shipping, and delivery. Depreciation expense related to non-manufacturing activities is included in selling and administrative. Depreciation expense includes the amortization of assets recorded under capital leases. Maintenance and repairs are expensed as incurred. Costs assigned to PP&E of acquired businesses are based on estimated fair values at the date of acquisition. The Company evaluates the recoverability of property, plant, and equipment based on undiscounted projected cash flows, excluding interest and taxes, when factors indicate that impairment may exist. If impairment exists, the asset is written down to fair value.

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

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

1. Significant Accounting Policies (Continued)

Stock Options

        For options granted prior to March 22, 2005, no options may be exercised in whole or in part during the first year after the date granted. In general, subject to accelerated exercisability provisions related to the performance of OI Inc.'s common stock or change of control, 50% of the options become exercisable on the fifth anniversary of the date of the option grant, with the remaining 50% becoming exercisable on the sixth anniversary date of the option grant. In general, options expire following termination of employment or the day after the tenth anniversary date of the option grant.

        For options granted after March 21, 2005, no options may be exercised in whole or in part during the first year after the date granted. In general, subject to change in control, these options become exercisable 25% per year beginning on the first anniversary. In general, options expire following termination of employment or the seventh anniversary of the option grant.

        The fair value of options granted before March 22, 2005, is amortized ratably over five years or a shorter period if the grant becomes subject to accelerated exercisability provisions related to the performance of OI Inc.'s common stock. The fair value of options granted after March 21, 2005, is amortized over the vesting periods which range from one to four years.

Restricted Shares

        Shares granted to employees prior to March 22, 2005, generally vest after three years or upon retirement, whichever is later. Shares granted after March 21, 2005, vest 25% per year beginning on the first anniversary and unvested shares are forfeited upon termination of employment. Shares granted to directors prior to 2008 were immediately vested but may not be sold until the third anniversary of the share grant or the end of the director's then current term on the board, whichever is later. Shares granted to the directors after 2007 vest after one year.

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

Performance Vested Restricted Share Units

        Restricted share units vest on January 1 of the third year following the year in which they are granted. Holders of vested units receive 0.5 to 1.5 shares of OI Inc.'s common stock for each unit, depending upon the attainment of consolidated performance goals established by the Compensation Committee of OI Inc.'s Board of Directors. If minimum goals are not met, no shares will be issued. Granted but unvested restricted share units are forfeited upon termination of employment, unless certain retirement criteria are met.

        The fair value of each restricted share unit is equal to the product of the fair value of OI Inc.'s common stock on the date of grant and the estimated number of shares into which the restricted share unit will be converted. The fair value of restricted share units is amortized ratably over the vesting period. Should the estimated number of shares into which the restricted share unit will be converted

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

1. Significant Accounting Policies (Continued)

change, an adjustment will be recorded to recognize the accumulated difference in amortization between the revised and previous estimates.

Accounting

        OI Inc. adopted accounting guidance related to share-based payments effective January 1, 2006 using the modified-prospective method of adoption, which requires recognition of compensation cost in the financial statements beginning on the date of adoption.

        As discussed in Note 12, costs incurred under these plans by OI Inc. related to stock-based compensation awards granted directly to the Company's employees are included in the allocable costs charged to the Company and other operating subsidiaries of OI Inc. on an intercompany basis.

2. Supplemental Cash Flow Information

        Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

	2010	2009	2008
Decrease (increase) in current assets:
Receivables	$(61)	$(8)	$91
Inventories	(29)	152	(68)
Prepaid expenses	32	(48)	3
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	69	67	(132)
Salaries and wages	(9)	14	(20)
U.S. and foreign income taxes	(46)	(41)	(11)

	$(44)	$136	$(137)

        Interest paid in cash, including note repurchase premiums in 2009, aggregated $228 million for 2010, $158 million for 2009, and $209 million for 2008.

        Income taxes paid in cash were as follows:

	2010	2009	2008
U.S.—continuing	$5	$4	$—
Non-U.S.—continuing	123	147	154
Non-U.S.—discontinued operations	7	49	9

	$135	$200	$163

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

3. Inventories

        Major classes of inventory are as follows:

	2010	2009
Finished goods	$786	$734
Raw materials	106	104
Operating supplies	54	51

	$946	$889

        If the inventories which are valued on the LIFO method had been valued at standard costs, which approximate current costs, consolidated inventories would be higher than reported by $39 million and $43 million at December 31, 2010 and 2009, respectively.

        Inventories which are valued at the lower of standard costs (which approximate average costs) or market at December 31, 2010 and 2009 were approximately $835 million and $762 million, respectively.

4. Equity Investments

        Summarized information pertaining to the Company's equity associates follows:

	2010	2009	2008
For the year:
Equity in earnings:
Non-U.S.	$20	$13	$14
U.S.	39	40	37

Total	$59	$53	$51

Dividends received	$62	$34	$25

        Summarized combined financial information for equity associates is as follows (unaudited):

	2010	2009
At end of year:
Current assets	$271	$218
Non-current assets	552	314

Total assets	823	532
Current liabilities	148	138
Other liabilities and deferred items	174	146

Total liabilities and deferred items	322	284

Net assets	$501	$248

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

4. Equity Investments (Continued)

	2010	2009	2008
For the year:
Net sales	$731	$549	$636

Gross profit	$227	$200	$228

Net earnings	$162	$158	$154

        The Company's significant equity method investments include: (1) 50% of the common shares of Vetri Speciali SpA, a specialty glass manufacturer; (2) a 25% partnership interest in General Chemical Soda Ash (Partners), a soda ash supplier; (3) a 50% partnership interest in Rocky Mountain Bottle Company, a glass container manufacturer; and (4) a 50% partnership interest in BJC O-I Glass Pte. Ltd., a glass container manufacturer.

        There is a difference for certain of the investments between the amount at which the investment is carried and the amount of underlying equity in net assets. The portion of the difference related to inventory or amortizable assets is amortized as a reduction of the equity earnings. The remaining difference is considered goodwill.

5. External Debt

        The following table summarizes the external long-term debt of the Company at December 31, 2010 and 2009:

	2010	2009
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$—
Term Loans:
Term Loan A (90 million AUD at Dec. 31, 2010)	92	144
Term Loan B	190	190
Term Loan C (111 million CAD at Dec. 31, 2010)	111	105
Term Loan D (€190 million at Dec. 31, 2010)	253	274
Senior Notes:
8.25%, due 2013		460
6.75%, due 2014	400	400
6.75%, due 2014 (€225 million)	300	325
3.00%, Exchangeable, due 2015	607
7.375%, due 2016	585	582
6.875%, due 2017 (€300 million)	401	433
6.75%, due 2020 (€500 million)	668
Other	148	100

	3,755	3,012
Less amounts due within one year	96	22

External long-term debt	$3,659	$2,990

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

5. External Debt (Continued)

        On June 14, 2006, the Company's subsidiary borrowers entered into the Secured Credit Agreement (the "Agreement"). At December 31, 2010, the Agreement included a $900 million revolving credit facility, a 90 million Australian dollar term loan, and a 111 million Canadian dollar term loan, each of which has a final maturity date of June 15, 2012. It also included a $190 million term loan and a €190 million term loan, each of which has a final maturity date of June 14, 2013. During 2010, the Company's subsidiary borrowers repaid 70 million Australian dollars of term loans under the Agreement. At December 31, 2010 the Company's subsidiary borrowers had unused credit of $732 million available under the Agreement.

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

        The leverage ratio also determines pricing under the Agreement. The interest rate on borrowings under the Agreement is, at the Company's option, the Base Rate or the Eurocurrency Rate, as defined in the Agreement. These rates include a margin linked to the leverage ratio and the borrowers' senior secured debt rating. The margins range from 0.875% to 1.75% for Eurocurrency Rate loans and from -0.125% to 0.75% for Base Rate loans. In addition, a facility fee is payable on the revolving credit facility commitments ranging from 0.20% to 0.50% per annum linked to the leverage ratio. The weighted average interest rate on borrowings outstanding under the Agreement at December 31, 2010 was 2.67%. As of December 31, 2010, the Company was in compliance with all covenants and restrictions in the Agreement. In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

5. External Debt (Continued)

        Borrowings under the Agreement are secured by substantially all of the assets of the Company's domestic subsidiaries and certain foreign subsidiaries, which have a book value of approximately $2.6 billion. Borrowings are also secured by a pledge of intercompany debt and equity in most of the Company's domestic subsidiaries and stock of certain foreign subsidiaries. All borrowings under the agreement are guaranteed by substantially all domestic subsidiaries of the Company for the term of the Agreement.

        During May 2010, a subsidiary of the Company issued exchangeable senior notes with a face value of $690 million due June 1, 2015 ("2015 Exchangeable Notes"). The 2015 Exchangeable Notes bear interest at 3.00% and are guaranteed by substantially all of the Company's domestic subsidiaries. The net proceeds, after deducting debt issuance costs, totaled approximately $672 million.

        Upon exchange of the 2015 Exchangeable Notes, under the terms outlined below, the issuer of the 2015 Exchangeable Notes is required to settle the principal amount in cash and OI Inc. is required to settle the exchange premium in shares of OI Inc.'s common stock. The exchange premium is calculated as the value of OI Inc.'s common stock in excess of the initial exchange price of approximately $47.47 per share, which is equivalent to an exchange rate of 21.0642 per $1,000 principal amount of the 2015 Exchangeable Notes. The exchange rate may be adjusted upon the occurrence of certain events, such as certain distributions, dividends or issuances of cash, stock, options, warrants or other property or effecting a share split, or a significant change in the ownership or structure of the Company or OI Inc., such as a recapitalization or reclassification of OI Inc.'s common stock, a merger or consolidation involving the Company or the sale or conveyance to another person of all or substantially all of the property and assets of the Company and its subsidiaries substantially as an entirety.

        Prior to March 1, 2015, the 2015 Exchangeable Notes may be exchanged only if (1) the price of OI Inc.'s common stock exceeds $61.71 (130% of the exchange price) for a specified period of time, (2) the trading price of the 2015 Exchangeable Notes falls below 98% of the average exchange value of the 2015 Exchangeable Notes for a specified period of time (trading price was 157% of exchange value at December 31, 2010), or (3) upon the occurrence of specified corporate transactions. The 2015 Exchangeable Notes may be exchanged without restrictions on or after March 1, 2015. As of December 31, 2010, the 2015 Exchangeable Notes are not exchangeable by the holders.

        For accounting purposes, the 2015 Exchangeable Notes are considered to be non-exchangeable since OI Inc. is directly responsible for settling the exchange premium, if any. The issuer's obligation with respect to the instrument is limited to only the payment of interest and principal. The value of OI Inc.'s obligation to holders of the 2015 Exchangeable Notes was computed using the Company's non-exchangeable debt borrowing rate at the date of issuance of 6.15% and was accounted for as a debt discount and a corresponding capital contribution. The carrying values of the liability and equity components at December 31, 2010 are as follows:

Principal amount of exchangeable notes	$690
Unamortized discount on exchangeable notes	83

Net carrying amount of liability component	$607

Carrying amount of equity component	$93

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

5. External Debt (Continued)

        The debt discount is being amortized over the life of the 2015 Exchangeable Notes. The amount of interest expense recognized on the 2015 Exchangeable Notes for the year ended December 31, 2010 is as follows:

Contractual coupon interest	$14
Amortization of discount on exchangeable notes	10

Total interest expense	$24

        During June 2010, a subsidiary of the Company redeemed all $450 million of the 8.25% senior notes due 2013. During the second quarter of 2010, the Company recorded $9 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees. In addition, the Company recorded a reduction of interest expense of $9 million during the second quarter of 2010 to recognize the unamortized proceeds from terminated interest rate swaps on these notes.

        During September 2010, a subsidiary of the Company issued senior notes with a face value of €500 million due September 15, 2020. The notes bear interest at 6.75% and are guaranteed by substantially all of the Company's domestic subsidiaries. The net proceeds, after deducting debt issuance costs, totaled approximately $625 million.

        During October 2006, the Company entered into a €250 million European accounts receivable securitization program. The program extends through October 2011, subject to annual renewal of backup credit lines. In addition, the Company participated in a receivables financing program in the Asia Pacific region with a revolving funding commitment of 10 million New Zealand dollars. This program expired in October 2010.

        Information related to the Company's accounts receivable securitization program as of December 31, 2010 and 2009 is as follows:

	2010	2009
Balance (included in short-term loans)	$247	$289
Weighted average interest rate	2.40%	2.52%

        The Company capitalized $24 million and $17 million in 2010 and 2009, respectively, under capital lease obligations with the related financing recorded as long term debt. These amounts are included in other in the long-term debt table above.

        Annual maturities for all of the Company's long-term debt through 2015 are as follows: 2011, $96 million; 2012, $201 million; 2013, $458 million; 2014, $719 million; and 2015, $703 million.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

5. External Debt (Continued)

        Fair values at December 31, 2010, of the Company's significant fixed rate debt obligations were as follows:

	Principal Amount (millions of dollars)	Indicated Market Price	Fair Value (millions of dollars)
Senior Notes:
6.75%, due 2014	$400	102.50	$410
6.75%, due 2014 (€225 million)	300	102.25	307
3.00%, Exchangeable, due 2015	690	101.24	699
7.375%, due 2016	600	107.84	647
6.875%, due 2017 (€300 million)	401	103.98	417
6.75%, due 2020 (€500 million)	668	101.20	676

6. Guarantees of Debt

        OI Group and the Company guarantee OI Inc.'s senior notes and debentures on a subordinated basis. The fair value of the OI Inc. debt being guaranteed was $268 at December 31, 2010.

7. Operating Leases

        Rent expense attributable to all warehouse, office buildings, and equipment operating leases was $109 million in 2010, $107 million in 2009, and $95 million in 2008. Minimum future rentals under operating leases are as follows: 2011, $56 million; 2012, $44 million; 2013, $31 million; 2014, $19 million; 2015, $15 million; and 2016 and thereafter, $8 million.

8. Foreign Currency Transactions

        Aggregate foreign currency exchange gains (losses) included in other expense were $(3) million for 2010, $(1) million in 2009, and $10 million in 2008.

9. Derivative Instruments

        The Company has certain derivative assets and liabilities which consist of interest rate swaps, natural gas forwards, and foreign exchange option and forward contracts. The Company uses an income approach to value these contracts. Interest rate yield curves, natural gas forward rates, and foreign exchange rates are the significant inputs into the valuation models. These inputs are observable in active markets over the terms of the instruments the Company holds, and accordingly, the Company classifies its derivative assets and liabilities as Level 2 in the hierarchy. The Company also evaluates counterparty risk in determining fair values.

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

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

9. Derivative Instruments (Continued)

appropriate amounts of fixed and floating-rate debt; and (iii) reduce net interest payments and expense in the near-term.

        The Company's fixed-to-floating interest rate swaps were accounted for as fair value hedges. Because the relevant terms of the swap agreements matched the corresponding terms of the notes, there was no hedge ineffectiveness. Accordingly, the Company recorded the net of the fair market values of the swaps as a long-term asset (liability) along with a corresponding net increase (decrease) in the carrying value of the hedged debt.

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

        During the second quarter of 2009, the Company repaid $222 million of its $250 million intercompany debt with OI Inc. As a result of the debt repayment, the Company terminated the related interest rate swap agreements for proceeds of $5 million. The Company recognized $4 million of the proceeds as a reduction to interest expense upon the termination of the interest rate swap agreements, while the remaining proceeds were recognized as a reduction to interest expense over the remaining life of the intercompany debt, which matured in May 2010.

        During the second quarter of 2009, the Company's interest rate swaps related to the $450 million senior notes due 2013 were terminated. The Company received proceeds of $12 million which were recorded as an adjustment to debt and were to be recognized as a reduction to interest expense over the remaining life of the senior notes due 2013. During the second quarter of 2010, a subsidiary of the Company redeemed the senior notes due 2013. Accordingly, the remaining unamortized proceeds from the terminated interest rate swaps were recognized in the second quarter as a reduction to interest expense. See Note 5 for additional information.

        The effect of the interest rate swaps on the results of operations for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Amount of Gain (Loss) Recognized in Interest Expense
	2010	2009	2008
Interest rate swaps	$—	$(11)	$26
Related long-term debt		11	(26)
Proceeds recognized and amortized for terminated interest rate swaps	10	7

Net impact on interest expense	$10	$7	$—

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

9. Derivative Instruments (Continued)

Commodity Futures Contracts Designated as Cash Flow Hedges

        The Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows. The Company continually evaluates the natural gas market and related price risk and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements over that period. At December 31, 2010 and 2009, the Company had entered into commodity futures contracts covering approximately 8,900,000 MM BTUs and 4,800,000 MM BTUs, respectively.

        The Company accounts for the above futures contracts as cash flow hedges at December 31, 2010 and recognizes them on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owners' equity ("OCI") and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. At December 31, 2010 and 2009, an unrecognized loss of $3 million and $1 million, respectively, related to the commodity futures contracts was included in Accumulated OCI, and will be reclassified into earnings over the next twelve to twenty-four months. Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings. The ineffectiveness related to these natural gas hedges for the year ended December 31, 2010 and 2009 was not material.

        The effect of the commodity futures contracts on the results of operations for the years ended December 31, 2010, 2009 and 2008 is as follows:

Amount of Loss Recognized in OCI on Commodity Futures Contracts (Effective Portion)			Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (reported in manufacturing, shipping, and delivery) (Effective Portion)
2010	2009	2008	2010	2009	2008
$(11)	$(24)	$(27)	$(9)	$(61)	$6

Senior Notes Designated as Net Investment Hedge

        During December 2004, a U.S. subsidiary of the Company issued Senior Notes totaling €225 million. These notes were designated by the Company's subsidiary as a hedge of a portion of its net investment in a non-U.S. subsidiary with a Euro functional currency. Because the amount of the Senior Notes matches the hedged portion of the net investment, there is no hedge ineffectiveness. Accordingly, the Company recorded the impact of changes in the foreign currency exchange rate on the Euro-denominated notes in OCI. The amount recorded in OCI will be reclassified into earnings when the Company sells or liquidates its net investment in the non-U.S. subsidiary.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

9. Derivative Instruments (Continued)

        The effect of the net investment hedge on the results of operations for the years ended December 31, 2010, 2009 and 2008 is as follows:

				Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Amount of Gain (Loss) Recognized in OCI
			Location of Gain (Loss) Reclassified from Accumulated OCI into Income
2010	2009	2008		2010	2009	2008
$24	$(9)	$15	N/A	$—	$—	$—

Forward Exchange Contracts not Designated as Hedging Instruments

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

        At December 31, 2010 and 2009, various subsidiaries of the Company had outstanding forward exchange and option agreements denominated in various currencies covering the equivalent of approximately $1.7 billion and $1.0 billion, respectively, related primarily to intercompany transactions and loans.

        The effect of the forward exchange contracts on the results of operations for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Amount of Gain (Loss) Recognized in Income on Forward Exchange Contracts
Location of Gain (Loss) Recognized in Income on Forward Exchange Contracts
	2010	2009	2008
Other expense	$18	$(8)	$(4)

Balance Sheet Classification

        The Company records the fair values of derivative financial instruments on the balance sheet as follows: (a) receivables if the instrument has a positive fair value and maturity within one year, (b) deposits, receivables, and other assets if the instrument has a positive fair value and maturity after one year, and (c) other accrued liabilities or other liabilities (current) if the instrument has a negative

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

9. Derivative Instruments (Continued)

fair value and maturity within one year. The following table shows the amount and classification (as noted above) of the Company's derivatives as of December 31, 2010 and 2009:

	Fair Value
	Balance Sheet Location	2010	2009
Asset Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	a	$—	$1
Derivatives not designated as hedging instruments:
Foreign exchange contracts	a	5	6
Foreign exchange contracts	b	2
Foreign exchange contracts	c	1

Total derivatives not designated as hedging instruments:		8	6

Total asset derivatives		$8	$7

Liability Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	c	$3	$2
Derivatives not designated as hedging instruments:
Foreign exchange contracts	c	21	3

Total liability derivatives		$24	$5

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

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

10. Accumulated Other Comprehensive Income (Loss) (Continued)

        The following table lists the beginning balance, yearly activity and ending balance of each component of accumulated other comprehensive income (loss):

	Net Effect of Exchange Rate Fluctuations	Deferred Tax Effect for Translation	Change in Certain Derivative Instruments	Employee Benefit Plans	Total Accumulated Comprehensive Income (Loss)
Balance on Jan. 1, 2008	$493	$13	$(5)	$(146)	$355
2008 Change	(432)		(33)	(200)	(665)
Translation effect				46	46
Tax effect				55	55

Balance on Dec. 31, 2008	61	13	(38)	(245)	(209)
2009 Change	229		37	32	298
Translation effect				(34)	(34)
Tax effect				(8)	(8)

Balance on Dec. 31, 2009	290	13	(1)	(255)	47
2010 Change	122		(2)	17	137
Translation effect				(1)	(1)
Tax effect				(4)	(4)
Disposal of Venezuelan operations	260				260

Balance on Dec. 31, 2010	$672	$13	$(3)	$(243)	$439

        Exchange rate fluctuations in 2009 included a loss of $133 million related to the Company's decision to translate the balance sheets of its Venezuelan subsidiaries using the parallel market rate at December 31, 2009 instead of the historic official rate. The disposal of the Venezuelan operations in 2010 reflects the expropriation of the Company's Venezuelan subsidiaries. See Note 22 to the Consolidated Financial Statements for further information.

11. Income Taxes

        The provision (benefit) for income taxes was calculated based on the following components of earnings (loss) before income taxes:

Continuing operations	2010	2009	2008
U.S.	$190	$100	$192
Non-U.S.	541	430	576

	$731	$530	$768

Discontinued operations	2010	2009	2008
U.S.	$—	$—	$—
Non-U.S.	(296)	110	123

	$(296)	$110	$123

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

11. Income Taxes (Continued)

        The provision (benefit) for income taxes consists of the following:

	2010	2009	2008
Current:
U.S.	$—	$2	$—
Non-U.S.	141	67	188

	141	69	188

Deferred:
U.S.	(4)	(2)	3
Non-U.S.	(2)	66	7

	(6)	64	10

Total:
U.S.	(4)	—	3
Non-U.S.	139	133	195

Total for continuing operations	135	133	198
Total for discontinued operations	10	44	27

	$145	$177	$225

        A reconciliation of the provision for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows:

	2010	2009	2008
Tax provision on pretax earnings from continuing operations at statutory U.S. Federal tax rate	$256	$186	$269
Increase (decrease) in provision for income taxes due to:
Non-U.S. income taxes	(25)	(18)	(3)
State taxes, net of federal benefit	(3)	(2)	(2)
Tax law changes	1	(1)	(21)
Changes in valuation allowance	(94)	(33)	(36)
Other items		1	(9)

Provision for income taxes	$135	$133	$198

        Deferred income taxes reflect: (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes; and (2) carryovers and credits for income tax purposes.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

11. Income Taxes (Continued)

        Significant components of the Company's deferred tax assets and liabilities at December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets:
Accrued postretirement benefits	$22	$21
Tax loss and credit carryovers	230	224
Capital loss carryovers	23	25
Other	184	227

Total deferred tax assets	459	497
Deferred tax liabilities:
Property, plant and equipment	162	142
Exchangeable notes	28
Inventory	12	12
Other	75	66

Total deferred tax liabilities	277	220
Valuation allowance	(237)	(268)

Net deferred taxes	$(55)	$9

        Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2010 and 2009 as follows:

	2010	2009
Prepaid expenses	$21	$45
Other assets	221	217
Deferred taxes	(297)	(253)

Net deferred taxes	$(55)	$9

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

        During 2010, the Company made adjustments to its beginning non-U.S. valuation allowances which decreased the balance by approximately $38 million. The change in the valuation allowance primarily relates to positive evidence from improved historical and projected financial results of the non-US jurisdictions.

        At December 31, 2010, before valuation allowance, the Company has approximately $104 million of the deferred tax assets relate to operating loss, capital loss and credit carryforwards that can be carried over indefinitely with the remaining $149 million expiring between 2011 and 2030.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

11. Income Taxes (Continued)

        At December 31, 2010, the Company's equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $2,048 million. The Company intends to reinvest these earnings indefinitely in the non-U.S. operations. It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed.

        The Company is included in OI Inc.'s consolidated tax returns for US federal and certain state income tax purposes. The consolidated group has net operating losses, capital losses, alternative minimum tax credits, and research and development credits available to offset future U.S. Federal income tax. Income taxes are allocated to the Company on a basis consistent with separate returns.

        The Company has recognized tax benefits as a result of incentives in certain non-U.S. jurisdictions which expire between 2012 and 2016.

        The Company records a liability for unrecognized tax benefits related to uncertain tax positions. The Company accrues interest and penalties associated with unrecognized tax benefits as a component of its income tax expense. The following is a reconciliation of the Company's total gross unrecognized tax benefits for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Balance at January 1	$120	$90	$41
Additions and reductions for tax positions of prior years	26	19	49
Additions based on tax positions related to the current year	5	11	4
Additions for tax positions of prior years on acquisitions	12
Reductions due to the lapse of the applicable statute of limitations	(1)	(2)	(2)
Reductions due to settlements	(13)		(2)
Foreign currency translation	(6)	2

Balance at December 31	$143	$120	$90

Unrecognized tax benefits, which if recognized, would impact the Company's effective income tax rate	$125	$89	$60

Accrued interest and penalties at December 31	$36	$22	$12

Interest and penalties included in tax expense for the years ended December 31	$4	$10	$10

        Based upon the outcome of tax examinations, judicial proceedings, or expiration of statute of limitations, it is reasonably possible that the ultimate resolution of these unrecognized tax benefits may result in a payment that is materially different from our current estimate of the tax liabilities. The Company believes that it is reasonably possible that unrecognized tax benefits could decrease up to $25 million. This is primarily the result of audit settlements or statute expirations in several taxing jurisdictions, each of which are reasonably possible of being settled within the next twelve months.

        The Company is currently under examination in various tax jurisdictions in which it operates, including Australia, Germany, Hungary, Italy, New Zealand, Poland, Spain, UK and the US. The years under examination range from 2001 through 2008. The Company believes that there are no jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operation,

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

11. Income Taxes (Continued)

financial position or cash flows. The Company further believes that adequate provisions for all income tax uncertainties have been made.

12. Related Party Transactions

        Charges for administrative services are allocated to the Company by OI Inc. based on an annual utilization level. Such services include compensation and benefits administration, payroll processing, use of certain general accounting systems, auditing, income tax planning and compliance, and treasury services.

        Allocated costs also include charges associated with OI Inc.'s equity compensation plans. A substantial number of the options, restricted shares and restricted share units granted under these plans have been granted to key employees of another subsidiary of OI Inc., some of whose compensation costs, including stock-based compensation, are included in an allocation of costs to all operating subsidiaries of OI Inc., including the Company.

        Management believes that such transactions are on terms no less favorable to the Company than those that could be obtained from unaffiliated third parties.

        The following information summarizes the Company's significant related party transactions:

	Years ended December 31,
	2010	2009	2008
Revenues:
Sales to affiliated companies	$—	$—	$—

Expenses:
Administrative services	$14	$14	$15
Corporate management fee	88	71	61
Trademark royalties		19	20

Total expenses	$102	$104	$96

        The above expenses are recorded in the statement of operations as follows:

	Years ended December 31,
	2010	2009	2008
Cost of sales	$1	$1	$1
Selling, general, and adminstrative expenses	101	103	95

Total expenses	$102	$104	$96

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

13. Pension Benefit Plans and Other Postretirement Benefits

Pension Benefit Plans

        The Company participates in OI Inc.'s defined benefit pension plans for substantially all employees located in the United States. Benefits generally are based on compensation for salaried employees and on length of service for hourly employees. OI Inc.'s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements. Independent actuaries determine pension costs for each subsidiary of OI Inc. included in the plans; however, accumulated benefit obligation information and plan assets pertaining to each subsidiary have not been separately determined. As such, the accumulated benefit obligation and the plan assets related to the pension plans for domestic employees have been retained by another subsidiary of OI Inc. Net credits (expense) to results of operations for the Company's allocated portion of the domestic pension costs amounted to $(30) million in 2010, $4 million in 2009, and $40 million in 2008.

        OI Inc. also sponsors several defined contribution plans for all salaried and hourly U.S. employees of the Company. Participation is voluntary and participants' contributions are based on their compensation. OI Inc. matches contributions of participants, up to various limits, in substantially all plans. OI Inc. charges the Company for its share of the match. The Company's share of the contributions to these plans amounted to $6 million in 2010, $6 million in 2009, and $6 million in 2008.

        The Company's subsidiaries in the United Kingdom, the Netherlands, Canada, Australia, and many employees of Germany and France also have pension plans covering substantially all employees. The following tables relate to the Company's principal defined benefit pension plans in the United Kingdom, the Netherlands, Canada, Australia, Germany and France (the International Pension Plans).

        The International Pension Plans use a December 31 measurement date.

        The changes in the International Pension Plans benefit obligations for the year were as follows:

	2010	2009
Obligations at beginning of year	$1,518	$1,320
Change in benefit obligations:
Service cost	21	18
Interest cost	79	82
Actuarial loss, including the effect of change in discount rates	59	62
Participant contributions	7	7
Benefit payments	(84)	(73)
Curtailments	(3)	(2)
Settlements		(30)
Foreign currency translation	(30)	134

Net change in benefit obligations	49	198

Obligations at end of year	$1,567	$1,518

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

13. Pension Benefit Plans and Other Postretirement Benefits (Continued)

        The changes in the fair value of the International Pension Plans' assets for the year were as follows:

	2010	2009
Fair value at beginning of year	$1,223	$922
Change in fair value:
Actual gain on plan assets	130	167
Benefit payments	(84)	(73)
Employer contributions	22	122
Participant contributions	7	7
Foreign currency translation	(18)	108
Settlements		(30)
Other	(1)

Net change in fair value of assets	56	301

Fair value at end of year	$1,279	$1,223

        The funded status of the International Pension Plans at year end was as follows:

	2010	2009
Plan assets at fair value	$1,279	$1,223
Projected benefit obligations	1,567	1,518

Plan assets less than projected benefit obligations	(288)	(295)
Items not yet recognized in pension expense:
Actuarial loss	359	369
Prior service credit	(11)	(14)

	348	355

Net amount recognized	$60	$60

        The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2010 and 2009 as follows:

	2010	2009
Prepaid pension	$54	$46
Current pension liability, included with Other accrued liabilities	(6)	(8)
Pension benefits	(336)	(333)
Accumulated other comprehensive loss	348	355

Net amount recognized	$60	$60

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

13. Pension Benefit Plans and Other Postretirement Benefits (Continued)

        The following changes in plan assets and benefit obligations were recognized in accumulated other comprehensive income at December 31, 2010 and 2009 as follows (amounts are pretax):

	2010	2009
Current year actuarial (gain) loss	$8	$(37)
Prior service cost due to curtailment	1
Gain due to curtailment	1
Amortization of actuarial loss	(19)	(6)
Amortization of prior service credit	1	1

	(8)	(42)
Translation	1	35

	$(7)	$(7)

        The accumulated benefit obligation for all defined benefit pension plans was $1,383 million and $1,304 million at December 31, 2010 and 2009, respectively.

        The components of the International Pension Plans' net pension expense were as follows:

	2010	2009	2008
Service cost	$21	$18	$22
Interest cost	79	82	83
Expected asset return	(80)	(79)	(97)
Settlement cost		9
Special termination benefits			4
Curtailment (gain) loss	(1)
Other			(1)
Amortization:
Actuarial loss	19	6	5
Prior service credit	(1)	(1)

Net amortization	18	5	5

Net expense (income)	$37	$35	$16

        Amounts that will be amortized from accumulated other comprehensive income into net pension expense during 2011:

Amortization:
Actuarial loss	$23
Prior service cost	(1)

Net amortization	$22

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

13. Pension Benefit Plans and Other Postretirement Benefits (Continued)

        The following information is for plans with projected and accumulated benefit obligations in excess of the fair value of plan assets at year end:

	2010	2009
Projected benefit obligations	$1,006	$968
Fair value of plan assets	687	650
Accumulated benefit obligation	905	834

        The weighted average assumptions used to determine benefit obligations were as follows:

	2010	2009
Discount rate	5.28%	5.64%
Rate of compensation increase	3.49%	3.54%

        The weighted average assumptions used to determine net periodic pension costs were as follows:

	2010	2009	2008
Discount rate	5.64%	5.88%	5.46%
Rate of compensation increase	3.54%	2.65%	3.39%
Expected long-term rate of return on assets	6.78%	6.95%	6.96%

        Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases as presented above. Amortization included in net pension expense (income) is based on the average remaining service of employees.

        For 2010, the Company's weighted average expected long-term rate of return on assets was 6.78% . In developing this assumption, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions. The Company also considered its historical 10-year average return (through December 31, 2009), which was in line with the expected long-term rate of return assumption for 2010.

        It is the Company's policy to invest pension plan assets in a diversified portfolio consisting of an array of asset classes within established target asset allocation ranges. The investment risk of the assets is limited by appropriate diversification both within and between asset classes. The assets of the Company's international plans are primarily invested in a broad mix of domestic and international equities, domestic and international bonds, and real estate, subject to the target asset allocation ranges. The assets are managed with a view to ensuring that sufficient liquidity will be available to meet expected cash flow requirements.

        The investment valuation policy of the Company is to value investments at fair value. All investments are valued at their respective net asset values. Equity securities for which market quotations are readily available are valued at the last reported sales price on their principal exchange on valuation date or official close for certain markets. Fixed income investments are valued by an independent pricing service. Investments in registered investment companies or collective pooled funds

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

13. Pension Benefit Plans and Other Postretirement Benefits (Continued)

are valued at their respective net asset values. Short-term investments are stated at amortized cost, which approximates fair value. The fair value of real estate is determined by periodic appraisals.

        The following table sets forth by level, within the fair value hierarchy, the Company's pension plan assets at fair value as of December 31, 2010 and 2009:

	2010			2009
							Target Allocation
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents	$28	$1	$—	$36	$10	$—
Equity securities	383	167		406	95		44 - 54%
Debt securities	523	90	8	515	81	9	39 - 49%
Real estate			11			11	0 - 9%
Other	68			54	6		0 - 8%

Total assets at fair value	$1,002	$258	$19	$1,011	$192	$20

        The following is a reconciliation of the Company's pension plan assets recorded at fair value using significant unobservable inputs (Level 3):

	2010	2009
Beginning balance	$20	$29
Net decrease	(1)	(9)

Ending balance	$19	$20

        The net decrease in the fair value of the Company's Level 3 pension plan assets is primarily due to sales of unlisted real estate funds. The change in the fair value of Level 3 pension plan assets due to actual return on those assets was immaterial in 2010.

        Based on exchange rates at the end of 2010, the Company expects to contribute approximately $50 million to $60 million to its non-U.S. defined benefit pension plans in 2011.

        The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)
2011	$81
2012	81
2013	82
2014	85
2015	87
2016 - 2020	440

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

13. Pension Benefit Plans and Other Postretirement Benefits (Continued)

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

        The Company's net periodic postretirement benefit cost, as allocated by OI Inc., for domestic employees was $7 million, $7 million, and $6 million at December 31, 2010, 2009, and 2008, respectively.

        The Company's subsidiaries in Canada and the Netherlands also have postretirement benefit plans covering substantially all employees. The following tables relate to the Company's postretirement benefit plan in Canada and the Netherlands (the International Postretirement Benefit Plans).

        The changes in the postretirement benefit obligations for the year were as follows:

	2010	2009
Obligations at beginning of year	$88	$67
Change in benefit obligations:
Service cost	1	1
Interest cost	5	4
Actuarial (gain) loss, including the effect of changing discount rates	(10)	8
Benefit payments	(3)	(3)
Foreign currency translation	4	11

Net change in benefit obligations	(3)	21

Obligations at end of year	$85	$88

        The funded status of the postretirement benefit plans at year end was as follows:

	2010	2009
Postretirement benefit obligations	$(85)	$(88)
Items not yet recognized in net postretirement benefit cost:
Actuarial (gain) loss	(10)	1

Net amount recognized	$(95)	$(87)

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

13. Pension Benefit Plans and Other Postretirement Benefits (Continued)

        The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2010 and 2009 as follows:

	2010	2009
Current nonpension postretirement benefit, included with Other accrued liabilities	$(4)	$(4)
Nonpension postretirement benefits	(81)	(84)
Accumulated other comprehensive loss	(10)	1

Net amount recognized	$(95)	$(87)

        The following changes in benefit obligations were recognized in accumulated other comprehensive income at December 31, 2010 and 2009 as follows (amounts are pretax):

	2010	2009
Current year actuarial (gain) loss	$(11)	$9
Translation	—	(1)

	$(11)	$8

        The Company's nonpension postretirement benefit obligations are included with other long term liabilities on the balance sheet.

        The components of the net postretirement benefit cost for the year were as follows:

	2010	2009	2008
Service cost	$1	$1	$1
Interest cost	5	4	5
Special termination benefit			1

Net postretirement benefit cost	$6	$5	$7

        The weighted average discount rates used to determine the accumulated postretirement benefit obligation and net postretirement benefit cost were as follows:

	2010	2009	2008
Accumulated post retirement benefit obligation	5.02%	5.60%	6.40%
Net postretirement benefit cost	5.60%	6.40%	5.20%

        The weighted average assumed health care cost trend rates at December 31 were as follows:

	2010	2009
Health care cost trend rate assumed for next year	8.00%	9.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2014	2013

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

13. Pension Benefit Plans and Other Postretirement Benefits (Continued)

        Assumed health care cost trend rates affect the amounts reported for the postretirement benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost	$1	$(1)
Effect on accumulated postretirement benefit obligations	10	(8)

        Amortization included in net postretirement benefit cost is based on the average remaining service of employees.

        The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)
2011	$4
2012	4
2013	4
2014	5
2015	5
2016 - 2020	26

        Benefits provided by OI Inc. for certain hourly retirees of the Company are determined by collective bargaining. Most other domestic hourly retirees receive health and life insurance benefits from a multi-employer trust established by collective bargaining. Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $6 million in 2010, $7 million in 2009, and $9 million in 2008. Postretirement health and life benefits for retirees of foreign subsidiaries are generally provided through the national health care programs of the countries in which the subsidiaries are located.

        In March 2010, the Patient Protection and Affordable Care Act and the Health Care Education and Affordability Reconciliation Act (the "Acts") were signed into law. The Acts contain provisions which could impact the Company's accounting for retiree medical benefits in future periods. However, the extent of that impact, if any, cannot be determined until additional interpretations of the Acts become available. Based on the analysis to date, the impact of provisions in the Acts which are reasonably determinable is not expected to have a material impact on the Company's other postretirement benefit plans. Accordingly, a remeasurement of the Company's postretirement benefit obligation is not required at this time. The Company will continue to assess the provisions of the Acts and may consider plan amendments in future periods to better align these plans with the provisions of the Acts.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

14. Other Expense

        Other expense for the year ended December 31, 2010 included the following:

  •
  The Company recorded charges totaling $13 million ($11 million after tax amount attributable to the Company) for restructuring and asset impairment related to the Company's strategic review of its global manufacturing footprint. See Note 15 for additional information.

  •
  The Company recorded charges of $12 million ($7 million after tax amount attributable to the Company) for acquisition-related fair value inventory adjustments. This charge was due to the accounting rules requiring inventory purchased in a business combination to be marked up to fair value, and then recorded as an increase to cost of goods sold as the inventory is sold. The Company also recorded charges of $20 million (pretax and after tax) for acquisition-related restructuring, transaction and financing costs.

        Other expense for the year ended December 31, 2009 included the following:

  •
  During the fourth quarter of 2009, the Company recorded charges of $18 million ($17 million after tax amount attributable to the Company) for the remeasurement of certain bolivar-denominated assets and liabilities held outside of Venezuela.

  •
  The Company recorded charges totaling $207 million ($180 million after tax amount attributable to the Company) for restructuring and asset impairment. The charges reflect the additional decisions reached in the Company's strategic review of its global manufacturing footprint. See Note 15 for additional information.

        Other expense for the year ended December 31, 2008 included the following:

  •
  The Company recorded charges totaling $132 million ($109 million after tax amount attributable to the Company) for restructuring and asset impairment. The charges reflect the additional decisions reached in the Company's strategic review of its global manufacturing footprint. See Note 15 for additional information.

  •
  During 2008, the Company also recorded an additional $1 million (pretax and after tax amount attributable to the Company) related to the impairment of the Company's equity investment in the South American Segment's 50%-owned Caribbean affiliate.

15. Restructuring Accruals

        Beginning in 2007, the Company commenced a strategic review of its global profitability and manufacturing footprint. The combined 2007, 2008, 2009 and 2010 charges, amounting to $407 million ($340 million after tax amount attributable to the Company), reflect the decisions reached by the Company in its strategic review of its global manufacturing footprint. The related curtailment of plant capacity and realignment of selected operations has resulted in an overall reduction in the Company's workforce of approximately 3,250 jobs. Amounts recorded by the Company do not include any gains that may be realized upon the ultimate sale or disposition of closed facilities.

        The Company's decisions to curtail selected production capacity have resulted in write downs of certain long-lived assets to the extent their carrying amounts exceeded fair value less cost to sell. The Company classified the significant assumptions used to determine the fair value of the impaired assets,

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

15. Restructuring Accruals (Continued)

which was not material, as Level 3 in the fair value hierarchy as set forth in the general accounting principles for fair value measurements.

        The Company also recorded liabilities for certain employee separation costs to be paid under contractual arrangements and other exit costs.

2007

        During the third and fourth quarters of 2007, the Company recorded charges totaling $55 million ($40 million after tax amount attributable to the Company) for restructuring and asset impairment in Europe and North America. The curtailment of plant capacity resulted in elimination of approximately 560 jobs and a corresponding reduction in the Company's workforce.

2008

        During 2008, the Company recorded charges totaling $132 million ($109 million after tax amount attributable to the Company) for restructuring and asset impairment across all segments as well as in Retained Corporate Costs and Other. The curtailment of plant capacity and realignment of selected operations resulted in elimination of approximately 1,240 jobs and a corresponding reduction in the Company's workforce.

2009

        During 2009, the Company recorded charges totaling $207 million ($180 million after tax amount attributable to the Company) for restructuring and asset impairment across all segments. The curtailment of plant capacity will result in elimination of approximately 1,450 jobs and a corresponding reduction in the Company's workforce.

2010

        As of December 31, 2009, the Company had concluded its global manufacturing footprint review. During 2010, the Company recorded charges totaling $13 million ($11 million after tax amount attributable to the Company) for restructuring and asset impairment related to the completion of certain previously announced actions in North America and Europe.

        The Company expects that the majority of the remaining estimated cash expenditures related to the above charges will be paid out by the end of 2011.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

15. Restructuring Accruals (Continued)

        Selected information related to the restructuring accrual is as follows:

	Employee Costs	Asset Impairment	Other	Total
2007 Charges	$26	$22	$7	$55
Write-down of assets to net realizable value		(22)	(2)	(24)

Balance at December 31, 2007	26	—	5	31
2008 charges	70	32	30	132
Write-down of assets to net realizable value		(32)	(5)	(37)
Net cash paid, principally severance and related benefits	(36)		(7)	(43)
Other, including foreign exchange translation	(13)		(6)	(19)

Balance at December 31, 2008	47	—	17	64
2009 charges	110	79	18	207
Write-down of assets to net realizable value		(79)		(79)
Net cash paid, principally severance and related benefits	(57)		(8)	(65)
Other, including foreign exchange translation	(7)		(1)	(8)

Balance at December 31, 2009	93	—	26	119
2010 charges	(4)	3	14	13
Write-down of assets to net realizable value		(3)		(3)
Net cash paid, principally severance and related benefits	(47)		(14)	(61)
Other, including foreign exchange translation	(15)		(1)	(16)

Balance at December 31, 2010	$27	$—	$25	$52

        The Company continually reviews its manufacturing footprint and may close various operations due to plant efficiencies, integration of acquisitions, and other market factors. The restructuring accruals related to these types of actions taken by the Company in prior periods, not related to the strategic review of manufacturing operations discussed above, are $27 million as of December 31, 2010 and 2009. There were no material charges or cash payments in 2010 or 2009 related to these actions.

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

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

17. Segment Information

        The Company has four reportable segments based on its four geographic locations: (1) Europe; (2) North America; (3) South America; (4) Asia Pacific. These four segments are aligned with the Company's internal approach to managing, reporting, and evaluating performance of its global glass operations. Certain assets and activities not directly related to one of the regions or to glass manufacturing are reported with Other. These include licensing, equipment manufacturing, global engineering, and non-glass equity investments.

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

        Financial information regarding the Company's reportable segments is as follows:

	2010	2009	2008
Net Sales:
Europe	$2,746	$2,918	$3,498
North America	1,879	2,074	2,210
South America	975	689	791
Asia Pacific	996	925	964

Reportable segment totals	6,596	6,606	7,463
Other	37	46	77

Net sales	$6,633	$6,652	$7,540

	2010	2009	2008
Segment Operating Profit:
Europe	$324	$333	$478
North America	275	282	185
South America	224	145	221
Asia Pacific	141	131	163

Reportable segment totals	964	891	1,047
Items excluded from Segment Operating Profit:
Other	(16)	43	104
Restructuring and asset impairment	(13)	(207)	(133)
Charge for currency remeasurement		(18)
Acquisition-related costs	(20)
Interest income	31	2	(45)
Interest expense	(215)	(181)	(205)

Earnings from continuing operations before income taxes	$731	$530	$768

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

17. Segment Information (Continued)

	Europe	North America	South America	Asia Pacific	Reportable Segment Totals	Other	Consolidated Totals
Total assets(1):
2010	$3,618	$1,951	$1,680	$2,047	$9,296	$121	$9,417
2009	3,852	1,890	729	1,683	8,154	227	8,381
2008	3,758	1,792	627	1,240	7,417	477	7,894
Equity investments:
2010	$53	$17	$5	$179	$254	$45	$299
2009	48	19	1		68	46	114
2008	39	15	3		57	45	102
Equity earnings:
2010	$19	$15		$1	$35	$24	$59
2009	13	14			27	26	53
2008	14	13			27	24	51
Capital expenditures(2):
2010
Continuing	$151	$156	$96	$85	$488	$8	$496
Discontinued						3	3
2009
Continuing	170	103	46	81	400	5	405
Discontinued						21	21
2008
Continuing	152	91	35	58	336	3	339
Discontinued						22	22
Depreciation and amortization expense:
2010
Continuing	$172	$107	$50	$70	$399	$4	$403
Discontinued						3	3
2009
Continuing	179	99	39	67	384	2	386
Discontinued						11	11
2008
Continuing	222	99	45	81	447	2	449
Discontinued						11	11

(1)
Other includes assets of discontinued operations.

(2)
Excludes property, plant and equipment acquired through acquisitions.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

17. Segment Information (Continued)

        The Company's net property, plant, and equipment by geographic segment are as follows:

	United States	Non-U.S.	Total
2010	$662	$2,404	$3,066
2009	601	2,072	2,673
2008	636	1,890	2,526

        The Company's net sales by geographic segment are as follows:

	United States	Non-U.S.	Total
2010	$1,676	$4,957	$6,633
2009	1,878	4,774	6,652
2008	1,895	5,645	7,540

        Operations in individual countries outside the United States that accounted for more than 10% of consolidated net sales from continuing operations were in Italy (2010—11%, 2009—10%, 2008—11%), France (2010—13%,2009—13%, 2008—15%) and Australia (2010—11%, 2009—9%, 2008—9%)

18. Additional Interest Charges from Early Extinguishment of Debt

        During 2010, the Company recorded additional interest charges of $9 million (pretax and after tax) for note repurchase premiums and the related write-off of unamortized finance fees. In addition, the Company recorded a reduction of interest expense of $9 million (pretax and after tax) in 2010 to recognize the unamortized proceeds from terminated interest rate swaps on these notes. During 2009, the Company recorded additional interest charges of $5 million (pretax and after tax) for note repurchase premiums and the write-off of unamortized finance fees, net of a gain from the termination of interest rate swap agreements, related to debt that was repaid prior to its maturity.

19. Goodwill

        The changes in the carrying amount of goodwill for the years ended December 31, 2008, 2009 and 2010 are as follows:

	North America	Europe	Asia Pacific	South America	Other	Total
Balance as of January 1, 2008	$746	$1,119	$557	$—	$6	$2,428
Translation effects	(29)	(58)	(123)			(210)
Other changes		(10)			(1)	(11)

Balance as of December 31, 2008	717	1,051	434	—	5	2,207
Translation effects	19	30	125			174

Balance as of December 31, 2009	736	1,081	559	—	5	2,381
Acquisitions			53	376		429
Translation effects	7	(72)	65	11		11

Balance as of December 31, 2010	$743	$1,009	$677	$387	$5	$2,821

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

19. Goodwill (Continued)

        Goodwill for the Asia Pacific segment is net of accumulated impairment losses of $494 million.

        During the fourth quarters of 2010, 2009 and 2008, the Company completed its annual impairment testing and determined that no impairment existed.

20. Other Assets

        Other assets consisted of the following at December 31, 2010 and 2009:

	2010	2009
Deferred tax asset	$221	$217
Intangibles	30	12
Capitalized software	35	43
Deferred finance fees	49	34
Deferred returnable packaging costs	73	75
Other	109	91

	$517	$472

21. Business Combinations

        On September 1, 2010, the Company completed the acquisition of Brazilian glassmaker Companhia Industrial de Vidros ("CIV") for total consideration of $594 million, consisting of cash of $572 million and acquired debt of $22 million. CIV was the leading glass container manufacturer in northeastern Brazil, producing glass containers for the beverage, food and pharmaceutical industries, as well as tableware. The acquisition includes two plants in the state of Pernambuco and one in the state of Ceará. The acquisition was part of the Company's overall strategy of expanding its presence in emerging markets and expands its Brazilian footprint to align with unfolding consumer trends and customer growth plans. The results of CIV's operations have been included in the Company's consolidated financial statements since September 1, 2010, and are included in the South American operating segment.

        The total purchase price was allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values. The following table summarizes the fair values of the assets and liabilities assumed on September 1, 2010:

Current assets	$83
Goodwill	343
Other long-term assets	82
Net property, plant, and equipment	200

Total assets	708
Current liabilities	(57)
Long-term liabilities	(79)

Net assets acquired	$572

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

21. Business Combinations (Continued)

        The liabilities assumed include accruals for uncertain tax positions and other tax contingencies. The purchase agreement includes provisions that require the sellers to reimburse the Company for any cash paid related to the settlement of these contingencies. Accordingly, the Company has also recognized a receivable from the sellers related to these contingencies.

        Goodwill largely consists of expected synergies resulting from the integration of the acquisition and anticipated growth opportunities with new and existing customers, and includes intangible assets not separately recognized, such as federal and state tax incentives for development in Brazil's northeastern region. Goodwill is not deductible for federal income tax purposes.

        On December 23, 2010, the Company acquired Hebei Rixin Glass Group Co., Ltd. The acquisition, located in Hebei Province of northern China, includes two plants and manufactures glass containers predominantly for China's domestic beer market.

        On December 7, 2010, the Company acquired the majority share of Zhaoqing Jiaxin Glasswork Co., LTD, a one-plant glass container manufacturer located in the Pearl River Delta region of Guangdong Province in China. Zhaoqing Jiaxin Glasswork Co., LTD produces glass packaging for the beer, food and non-alcoholic beverage markets.

        On March 11, 2010, the Company acquired the majority share of Cristalerias Rosario, a one-plant glass container manufacturer located in Rosario, Argentina. Cristalerias Rosario primarily produces wine and non-alcoholic beverage glass containers.

        In the second quarter of 2010, the Company formed a joint venture with Berli Jucker Public Company Limited ("BJC") of Thailand in order to expand the Company's presence in China and Southeast Asia. The joint venture entered into an agreement to purchase the operations of Malaya Glass from Fraser & Neave Holdings Bhd. Malaya Glass produces glass containers for the beer, non-alcoholic beverage and food markets, with plants located in China, Thailand, Malaysia and Vietnam. The Company's share of the purchase price for Malaya Glass is $132 million. The acquisition was completed on July 16, 2010. The Company is recognizing its interest in the joint venture using the equity method of accounting.

        The acquisitions, individually and in the aggregate, did not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented.

22. Discontinued Operations

        On October 26, 2010, the Venezuelan government, through Presidential Decree No. 7.751, expropriated the assets of Owens-Illinois de Venezuela, C.A. and Fabrica de Vidrios Los Andes, C.A., two of the Company's subsidiaries in that country, which in effect constituted a taking of the going concerns of those companies. Shortly after the issuance of the decree, the Venezuelan government installed temporary administrative boards who are in control of the expropriated assets.

        Since the issuance of the decree, the Company has cooperated with the Venezuelan government, as it is compelled to do under Venezuelan law, to provide for an orderly transition while ensuring the safety and well-being of the employees and the integrity of the production facilities. The Company is also engaged in negotiations with the Venezuelan government in relation to certain aspects of the expropriation, including the compensation payable by the government as a result of its expropriation.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

22. Discontinued Operations (Continued)

The Company reserves and will continue to reserve the right to seek and obtain just compensation, representing the market value of its investment in Venezuela, in exchange for the expropriated assets pursuant to, as appropriate, applicable domestic and/or international law. The Company is unable at this stage to predict the amount, or timing of receipt, of compensation it will ultimately receive.

        The Company considers the disposal of these assets to be complete as of December 31, 2010. As a result, and in accordance with generally accepted accounting principles, the Company has presented the results of operations for its Venezuelan subsidiaries in the Consolidated Results of Operations for the years ended December 31, 2010, 2009 and 2008 as discontinued operations. Amounts for the prior periods have been reclassified to conform to this presentation. At December 31, 2009, the assets and liabilities of the Venezuelan operations are presented in the Consolidated Balance Sheets as the assets and liabilities of discontinued operations.

        The following summarizes the revenues and expenses of the Venezuelan operations reported as discontinued operations in the Consolidated Results of Operations for the periods indicated:

	Years ended December 31,
	2010	2009	2008
Net sales	$129	$415	$345
Manufacturing, shipping, and delivery	(86)	(266)	(214)

Gross profit	43	149	131
Selling and administrative expense	(5)	(13)	(13)
Research, development, and engineering expense		(1)	(1)
Interest income		11	13
Other expense	3	(36)	(8)

Earnings from discontinued operations before income taxes	41	110	122
Provision for income taxes	(10)	(44)	(26)

Earnings from discontinued operations	31	66	96
Loss on disposal of discontinued operations	(337)

Net earnings (loss) from discontinued operations	(306)	66	96
Net earnings from discontinued operations attributable to noncontrolling interests	(5)	(14)	(20)

Net earnings (loss) from discontinued operations attributable to the Company	$(311)	$52	$76

        The loss on disposal of discontinued operations of $337 million includes charges totaling $77 million and $260 million to write-off the net assets and cumulative currency translation losses, respectively, of the Company's Venezuelan operations. The net assets were written-off as a result of the deconsolidation of the subsidiaries due to the loss of control. The type or amount of compensation the Company may receive from the Venezuelan government is uncertain and thus, will be recorded as a gain from discontinued operations when received. The cumulative currency translation losses relate to

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

22. Discontinued Operations (Continued)

the devaluation of the Venezuelan bolivar in prior years and were written-off because the expropriation was a substantially complete liquidation of the Company's operations in Venezuela.

        The condensed consolidated balance sheet at December 31, 2009 included the following assets and liabilities related to the discontinued operations of the Company's Venezuelan subsidiaries:

Balance at December 31, 2009
Assets:
Cash	$57
Accounts receivable	21
Inventories	11
Prepaid expenses	3

Total current assets	92
Other long-term assets	3
Net property, plant, and equipment	31

Total assets	$126

Liabilities:
Accounts payable and other current liabilities	$12
Other long-term liabilities	15

Total liabilities	$27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Share Owner of
Owens-Brockway Glass Container, Inc.

        We have audited the accompanying consolidated balance sheets of Owens-Brockway Glass Container, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of results of operations, share owners' equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens-Brockway Glass Container, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Toledo, Ohio
February 10, 2011

Owens-Brockway Glass Container, Inc.

CONSOLIDATED RESULTS OF OPERATIONS

Dollars in millions

Years ended December 31,	2010	2009	2008
Net sales	$6,633	$6,652	$7,540
Manufacturing, shipping, and delivery	(5,285)	(5,325)	(5,999)

Gross profit	1,348	1,327	1,541
Selling and administrative expense	(422)	(415)	(428)
Research, development, and engineering expense	(62)	(58)	(66)
Equity earnings	59	53	51
Net intercompany interest income (expense)	31	2	(45)
Other interest expense	(215)	(181)	(205)
Other expense	(31)	(247)	(141)
Other income	23	49	61

Earnings from continuing operations before income taxes	731	530	768

Earnings from continuing operations	596	397	570
Loss on disposal of discontinued operations	(337)

Net earnings	290	463	666
Net earnings attributable to noncontrolling interests	(42)	(36)	(70)

Net earnings attributable to the Company	$248	$427	$596

Amounts attributable to the Company:
Earnings from continuing operations	$559	$375	$520
Earnings from discontinued operations	24	52	76
Loss on disposal of discontinued operations	(335)

Net earnings	$248	$427	$596

Amounts attributable to noncontrolling interests:
Earnings from continuing operations	$37	$22	$50
Earnings from discontinued operations	7	14	20
Loss on disposal of discontinued operations	(2)

Net earnings	$42	$36	$70

Comprehensive income, net of tax:
Net earnings	$290	$463	$666
Foreign currency translation adjustments	128	200	(451)
Pension and other postretirement benefit adjustments	12	(10)	(99)
Change in fair value of derivative instruments	(2)	37	(33)

Total comprehensive income	428	690	83
Comprehensive income attributable to noncontrolling interests	48	7	51

Comprehensive income attributable to the Company	$380	$683	$32

See accompanying Notes to the Consolidated Financial Statements.

Owens-Brockway Glass Container, Inc.

CONSOLIDATED BALANCE SHEETS

Dollars in millions

December 31,	2010	2009
Assets
Current assets:
Cash, including time deposits of $227 ($280 in 2009)	$410	$472
Receivables including amount from related parties of $4 ($4 in 2009), less allowances of $39 ($35 in 2009) for losses and discounts	1,072	979
Inventories	946	889
Prepaid expenses	85	107
Assets of discontinued operations		92

Total current assets	2,513	2,539
Other assets:
Equity investments	299	114
Repair parts inventories	147	122
Prepaid pension	54	46
Other assets	517	472
Goodwill	2,821	2,381
Assets of discontinued operations		34

Total other assets	3,838	3,169
Property, plant, and equipment:
Land, at cost	283	244
Buildings and equipment, at cost:
Buildings and building equipment	1,191	1,114
Factory machinery and equipment	5,105	4,715
Transportation, office, and miscellaneous equipment	118	111
Construction in progress	245	285

	6,942	6,469
Less accumulated depreciation	3,876	3,796

Net property, plant, and equipment	3,066	2,673

Total assets	$9,417	$8,381

See accompanying Notes to the Consolidated Financial Statements.

Owens-Brockway Glass Container, Inc.

CONSOLIDATED BALANCE SHEETS (Continued)

Dollars in millions

December 31,	2010	2009
Liabilities and Share Owners' Equity
Current liabilities:
Short-term loans	$257	$300
Accounts payable including amount to related parties of $12 ($8 in 2009)	857	831
Salaries and wages	153	158
U.S. and foreign income taxes	99	108
Other accrued liabilities	415	364
Long-term debt due within one year	96	22
Liabilities of discontinued operations		12

Total current liabilities	1,877	1,795
Liabilities of discontinued operations		15
External long-term debt	3,659	2,990
Deferred taxes	297	253
Pension benefits	336	333
Nonpension postretirement benefits	81	84
Other liabilities	301	241
Share owners' equity:
Investment by and advances from Parent	2,216	2,425
Accumulated other comprehensive income	439	47

Total share owner's equity of the Company	2,655	2,472
Noncontrolling interests	211	198

Total share owners' equity	2,866	2,670

Total liabilities and share owners' equity	$9,417	$8,381

See accompanying Notes to the Consolidated Financial Statements.

Owens-Brockway Glass Container, Inc.

CONSOLIDATED SHARE OWNERS' EQUITY

Dollars in millions

	Share Owner's Equity of the Company
	Investment by and Advances from Parent	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Share Owners' Equity
Balance on January 1, 2008	$2,770	$355	$252	$3,377
Net intercompany transactions	(567)			(567)
Comprehensive income:
Net earnings	596		70	666
Foreign currency translation adjustments		(432)	(19)	(451)
Pension and other postretirement benefit adjustments, net of tax		(99)		(99)
Change in fair value of derivative instruments, net of tax		(33)		(33)
Dividends paid to noncontrolling interests on subsidiary common stock			(50)	(50)

Balance on December 31, 2008	$2,799	$(209)	$253	$2,843
Net intercompany transactions	(801)			(801)
Comprehensive income:
Net earnings	427		36	463
Foreign currency translation adjustments		229	(29)	200
Pension and other postretirement benefit adjustments, net of tax		(10)		(9)
Change in fair value of derivative instruments, net of tax		37		36
Dividends paid to noncontrolling interests on subsidiary common stock			(62)	(62)

Balance on December 31, 2009	$2,425	$47	$198	$2,670
Net intercompany transactions	(538)			(538)
Capital contribution from parent	91			91
Comprehensive income:
Net earnings	248		42	290
Foreign currency translation adjustments		122	6	128
Pension and other postretirement benefit adjustments, net of tax		12		12
Change in fair value of derivative instruments, net of tax		(2)		(2)
Noncontrolling interests' share of acquisition			12	12
Acquisition of noncontrolling interests	(10)		(8)	(18)
Dividends paid to noncontrolling interests on subsidiary common stock			(25)	(25)
Disposal of Venezuelan operations		260	(14)	246

Balance on December 31, 2010	$2,216	$439	$211	$2,866

See accompanying Notes to the Consolidated Financial Statements.

Owens-Brockway Glass Container, Inc.

CONSOLIDATED CASH FLOWS

Dollars in millions

Years ended December 31,	2010	2009	2008
Operating activities:
Net earnings	$290	$463	$666
Earnings from discontinued operations	(31)	(66)	(96)
Loss on disposal of discontinued operations	337
Non-cash charges (credits):
Depreciation	366	360	416
Amortization of intangibles and other deferred items	17	16	33
Amortization of finance fees and debt discount	20	10
Deferred tax benefit	(33)	52	11
Restructuring and asset impairment	13	207	133
Charge for acquisition-related costs	26
Other	128	31	27
Cash paid for restructuring activities	(61)	(65)	(49)
Change in non-current operating assets	13	42	15
Change in non-current liabilities	(45)	(163)	(82)
Change in components of working capital	(44)	136	(137)

Cash provided by continuing operating activities	996	1,023	937
Cash provided by (utilized in) discontinued operating activities	(8)	71	97

Total cash provided by operating activities	988	1,094	1,034
Investing activities:
Additions to property, plant, and equipment—continuing	(496)	(405)	(339)
Additions to property, plant, and equipment—discontinued	(3)	(21)	(22)
Acquisitions, net of cash acquired	(817)	(5)
Net cash proceeds related to sale of assets and other	6	15	1

Cash utilized in investing activities	(1,310)	(416)	(360)
Financing activities:
Additions to long-term debt	1,392	1,080	686
Repayments of long-term debt	(545)	(610)	(695)
Decrease in short-term loans—continuing	(39)	(85)	(21)
Increase (decrease) in short-term loans—discontinued	(2)	6
Net change in intercompany debt	(567)	(808)	(530)
Net receipts (payments) for hedging activity	19	14	(45)
Payment of finance fees	(33)	(14)
Dividends paid to noncontrolling interests—continuing	(25)	(35)	(40)
Dividends paid to noncontrolling interests—discontinued		(27)	(10)

Cash provided by (utilized in) financing activities	200	(479)	(655)
Effect of exchange rate fluctuations on cash	3	(68)	(23)

Increase (decrease) in cash	(119)	131	(4)
Cash at beginning of year	529	398	402

Cash at end of year	410	529	398
Cash—discontinued operations		57	155

Cash—continuing operations	$410	$472	$243

See accompanying Notes to the Consolidated Financial Statements.

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tabular data dollars in millions

1. Significant Accounting Policies

        Basis of Consolidated Statements    The consolidated financial statements of Owens-Brockway Glass Container Inc. ("Company") include the accounts of its subsidiaries. Newly acquired subsidiaries have been included in the consolidated financial statements from dates of acquisition. Results of operations for the Company's Venezuelan subsidiaries expropriated in 2010 have been presented as a discontinued operation.

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

        Nature of Operations    The Company is a leading manufacturer of glass container products. The Company's principal product lines are glass containers for the food and beverage industries. The Company has glass container operations located in 21 countries. The principal markets and operations for the Company's products are in Europe, North America, South America, and Australia.

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

  Level 2:    Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

1. Significant Accounting Policies (Continued)

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

        The Company's derivative assets and liabilities consist of interest rate swaps, natural gas forwards, and foreign exchange option and forward contracts. The Company uses an income approach to valuing these contracts. Interest rate yield curves, natural gas forward rates, and foreign exchange rates are the significant inputs into the valuation models. These inputs are observable in active markets over the terms of the instruments the Company holds, and accordingly, the Company classifies its derivative assets and liabilities as Level 2 in the hierarchy. The Company also evaluates counterparty risk in determining fair values.

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

        Intangible Assets and Other Long-Lived Assets    Intangible assets are amortized over the expected useful life of the asset. Amortization expense directly attributed to the manufacturing of the Company's products is included in manufacturing, shipping, and delivery. Amortization expense related to non-manufacturing activities is included in selling and administrative and other. The Company evaluates the recoverability of intangible assets and other long-lived assets based on undiscounted projected cash flows, excluding interest and taxes, when factors indicate that impairment may exist. If impairment exists, the asset is written down to fair value.

        Property, Plant, and Equipment    Property, plant, and equipment ("PP&E") is carried at cost and includes expenditures for new facilities and equipment and those costs which substantially increase the

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

1. Significant Accounting Policies (Continued)

useful lives or capacity of existing PP&E. In general, depreciation is computed using the straight-line method and recorded over the estimated useful life of the asset. Factory machinery and equipment is depreciated over periods ranging from 5 to 25 years with the majority of such assets (principally glass-melting furnaces and forming machines) depreciated over 7-15 years. Buildings and building equipment are depreciated over periods ranging from 10 to 50 years. Depreciation expense directly attributed to the manufacturing of the Company's products is included in manufacturing, shipping, and delivery. Depreciation expense related to non-manufacturing activities is included in selling and administrative. Depreciation expense includes the amortization of assets recorded under capital leases. Maintenance and repairs are expensed as incurred. Costs assigned to PP&E of acquired businesses are based on estimated fair values at the date of acquisition. The Company evaluates the recoverability of property, plant, and equipment based on undiscounted projected cash flows, excluding interest and taxes, when factors indicate that impairment may exist. If impairment exists, the asset is written down to fair value.

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

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

1. Significant Accounting Policies (Continued)

Stock Options

        For options granted prior to March 22, 2005, no options may be exercised in whole or in part during the first year after the date granted. In general, subject to accelerated exercisability provisions related to the performance of OI Inc.'s common stock or change of control, 50% of the options become exercisable on the fifth anniversary of the date of the option grant, with the remaining 50% becoming exercisable on the sixth anniversary date of the option grant. In general, options expire following termination of employment or the day after the tenth anniversary date of the option grant.

        For options granted after March 21, 2005, no options may be exercised in whole or in part during the first year after the date granted. In general, subject to change in control, these options become exercisable 25% per year beginning on the first anniversary. In general, options expire following termination of employment or the seventh anniversary of the option grant.

        The fair value of options granted before March 22, 2005, is amortized ratably over five years or a shorter period if the grant becomes subject to accelerated exercisability provisions related to the performance of OI Inc.'s common stock. The fair value of options granted after March 21, 2005, is amortized over the vesting periods which range from one to four years.

Restricted Shares

        Shares granted to employees prior to March 22, 2005, generally vest after three years or upon retirement, whichever is later. Shares granted after March 21, 2005, vest 25% per year beginning on the first anniversary and unvested shares are forfeited upon termination of employment. Shares granted to directors prior to 2008 were immediately vested but may not be sold until the third anniversary of the share grant or the end of the director's then current term on the board, whichever is later. Shares granted to the directors after 2007 vest after one year.

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

Performance Vested Restricted Share Units

        Restricted share units vest on January 1 of the third year following the year in which they are granted. Holders of vested units receive 0.5 to 1.5 shares of OI Inc.'s common stock for each unit, depending upon the attainment of consolidated performance goals established by the Compensation Committee of OI Inc.'s Board of Directors. If minimum goals are not met, no shares will be issued. Granted but unvested restricted share units are forfeited upon termination of employment, unless certain retirement criteria are met.

        The fair value of each restricted share unit is equal to the product of the fair value of OI Inc.'s common stock on the date of grant and the estimated number of shares into which the restricted share unit will be converted. The fair value of restricted share units is amortized ratably over the vesting period. Should the estimated number of shares into which the restricted share unit will be converted

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

1. Significant Accounting Policies (Continued)

change, an adjustment will be recorded to recognize the accumulated difference in amortization between the revised and previous estimates.

Accounting

        OI Inc. adopted accounting guidance related to share-based payments effective January 1, 2006 using the modified-prospective method of adoption, which requires recognition of compensation cost in the financial statements beginning on the date of adoption.

        As discussed in Note 11, costs incurred under these plans by OI Inc. related to stock-based compensation awards granted directly to the Company's employees are included in the allocable costs charged to the Company and other operating subsidiaries of OI Inc. on an intercompany basis.

2. Supplemental Cash Flow Information

        Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

	2010	2009	2008
Decrease (increase) in current assets:
Receivables	$(61)	$(8)	$91
Inventories	(29)	152	(68)
Prepaid expenses	32	(48)	3
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	69	67	(132)
Salaries and wages	(9)	14	(20)
U.S. and foreign income taxes	(46)	(41)	(11)

	$(44)	$136	$(137)

        Interest paid in cash, including note repurchase premiums in 2009, aggregated $228 million for 2010, $158 million for 2009, and $209 million for 2008.

        Income taxes paid in cash were as follows:

	2010	2009	2008
U.S.—continuing	$5	$4	$—
Non-U.S.—continuing	123	147	154
Non-U.S.—discontinued operations	7	49	9

	$135	$200	$163

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

3. Inventories

        Major classes of inventory are as follows:

	2010	2009
Finished goods	$786	$734
Raw materials	106	104
Operating supplies	54	51

	$946	$889

        If the inventories which are valued on the LIFO method had been valued at standard costs, which approximate current costs, consolidated inventories would be higher than reported by $39 million and $43 million at December 31, 2010 and 2009, respectively.

        Inventories which are valued at the lower of standard costs (which approximate average costs) or market at December 31, 2010 and 2009 were approximately $835 million and $762 million, respectively.

4. Equity Investments

        Summarized information pertaining to the Company's equity associates follows:

	2010	2009	2008
For the year:
Equity in earnings:
Non-U.S.	$20	$13	$14
U.S.	39	40	37

Total	$59	$53	$51

Dividends received	$62	$34	$25

        Summarized combined financial information for equity associates is as follows (unaudited):

	2010	2009
At end of year:
Current assets	$271	$218
Non-current assets	552	314

Total assets	823	532
Current liabilities	148	138
Other liabilities and deferred items	174	146

Total liabilities and deferred items	322	284

Net assets	$501	$248

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

4. Equity Investments (Continued)

	2010	2009	2008
For the year:
Net sales	$731	$549	$636

Gross profit	$227	$200	$228

Net earnings	$162	$158	$154

        The Company's significant equity method investments include: (1) 50% of the common shares of Vetri Speciali SpA, a specialty glass manufacturer; (2) a 25% partnership interest in General Chemical Soda Ash (Partners), a soda ash supplier; (3) a 50% partnership interest in Rocky Mountain Bottle Company, a glass container manufacturer; and (4) a 50% partnership interest in BJC O-I Glass Pte. Ltd., a glass container manufacturer.

        There is a difference for certain of the investments between the amount at which the investment is carried and the amount of underlying equity in net assets. The portion of the difference related to inventory or amortizable assets is amortized as a reduction of the equity earnings. The remaining difference is considered goodwill.

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

5. External Debt

        The following table summarizes the external long-term debt of the Company at December 31, 2010 and 2009:

	2010	2009
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$—
Term Loans:
Term Loan A (90 million AUD at Dec. 31, 2010)	92	144
Term Loan B	190	190
Term Loan C (111 million CAD at Dec. 31, 2010)	111	105
Term Loan D (€190 million at Dec. 31, 2010)	253	274
Senior Notes:
8.25%, due 2013		460
6.75%, due 2014	400	400
6.75%, due 2014 (€225 million)	300	325
3.00%, Exchangeable, due 2015	607
7.375%, due 2016	585	582
6.875%, due 2017 (€300 million)	401	433
6.75%, due 2020 (€500 million)	668
Other	148	100

	3,755	3,012
Less amounts due within one year	96	22

External long-term debt	$3,659	$2,990

        On June 14, 2006, the Company's subsidiary borrowers entered into the Secured Credit Agreement (the "Agreement"). At December 31, 2010, the Agreement included a $900 million revolving credit facility, a 90 million Australian dollar term loan, and a 111 million Canadian dollar term loan, each of which has a final maturity date of June 15, 2012. It also included a $190 million term loan and a €190 million term loan, each of which has a final maturity date of June 14, 2013. During 2010, the Company's subsidiary borrowers repaid 70 million Australian dollars of term loans under the Agreement. At December 31, 2010 the Company's subsidiary borrowers had unused credit of $732 million available under the Agreement.

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

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

5. External Debt (Continued)

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

        The leverage ratio also determines pricing under the Agreement. The interest rate on borrowings under the Agreement is, at the Company's option, the Base Rate or the Eurocurrency Rate, as defined in the Agreement. These rates include a margin linked to the leverage ratio and the borrowers' senior secured debt rating. The margins range from 0.875% to 1.75% for Eurocurrency Rate loans and from -0.125% to 0.75% for Base Rate loans. In addition, a facility fee is payable on the revolving credit facility commitments ranging from 0.20% to 0.50% per annum linked to the leverage ratio. The weighted average interest rate on borrowings outstanding under the Agreement at December 31, 2010 was 2.67%. As of December 31, 2010, the Company was in compliance with all covenants and restrictions in the Agreement. In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

        Borrowings under the Agreement are secured by substantially all of the assets of the Company's domestic subsidiaries and certain foreign subsidiaries, which have a book value of approximately $2.6 billion. Borrowings are also secured by a pledge of intercompany debt and equity in most of the Company's domestic subsidiaries and stock of certain foreign subsidiaries. All borrowings under the agreement are guaranteed by substantially all domestic subsidiaries of the Company for the term of the Agreement.

        During May 2010, the Company issued exchangeable senior notes with a face value of $690 million due June 1, 2015 ("2015 Exchangeable Notes"). The 2015 Exchangeable Notes bear interest at 3.00% and are guaranteed by substantially all of the Company's domestic subsidiaries. The net proceeds, after deducting debt issuance costs, totaled approximately $672 million.

        Upon exchange of the 2015 Exchangeable Notes, under the terms outlined below, the Company is required to settle the principal amount in cash and OI Inc. is required to settle the exchange premium in shares of OI Inc.'s common stock. The exchange premium is calculated as the value of OI Inc.'s common stock in excess of the initial exchange price of approximately $47.47 per share, which is equivalent to an exchange rate of 21.0642 per $1,000 principal amount of the 2015 Exchangeable Notes. The exchange rate may be adjusted upon the occurrence of certain events, such as certain distributions, dividends or issuances of cash, stock, options, warrants or other property or effecting a share split, or a significant change in the ownership or structure of the Company or OI Inc., such as a recapitalization

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

5. External Debt (Continued)

or reclassification of OI Inc.'s common stock, a merger or consolidation involving the Company or the sale or conveyance to another person of all or substantially all of the property and assets of the Company and its subsidiaries substantially as an entirety.

        Prior to March 1, 2015, the 2015 Exchangeable Notes may be exchanged only if (1) the price of OI Inc.'s common stock exceeds $61.71 (130% of the exchange price) for a specified period of time, (2) the trading price of the 2015 Exchangeable Notes falls below 98% of the average exchange value of the 2015 Exchangeable Notes for a specified period of time (trading price was 157% of exchange value at December 31, 2010), or (3) upon the occurrence of specified corporate transactions. The 2015 Exchangeable Notes may be exchanged without restrictions on or after March 1, 2015. As of December 31, 2010, the 2015 Exchangeable Notes are not exchangeable by the holders.

        For accounting purposes, the 2015 Exchangeable Notes are considered to be non-exchangeable since OI Inc. is directly responsible for settling the exchange premium, if any. The Company's obligation with respect to the instrument is limited to only the payment of interest and principal. The value of OI Inc.'s obligation to holders of the 2015 Exchangeable Notes was computed using the Company's non-exchangeable debt borrowing rate at the date of issuance of 6.15% and was accounted for as a debt discount and a corresponding capital contribution. The carrying values of the liability and equity components at December 31, 2010 are as follows:

Principal amount of exchangeable notes	$690
Unamortized discount on exchangeable notes	83

Net carrying amount of liability component	$607

Carrying amount of equity component	$93

        The debt discount is being amortized over the life of the 2015 Exchangeable Notes. The amount of interest expense recognized on the 2015 Exchangeable Notes for the year ended December 31, 2010 is as follows:

Contractual coupon interest	$14
Amortization of discount on exchangeable notes	10

Total interest expense	$24

        During June 2010, the Company redeemed all $450 million of the 8.25% senior notes due 2013. During the second quarter of 2010, the Company recorded $9 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees. In addition, the Company recorded a reduction of interest expense of $9 million during the second quarter of 2010 to recognize the unamortized proceeds from terminated interest rate swaps on these notes.

        During September 2010, a subsidiary of the Company issued senior notes with a face value of €500 million due September 15, 2020. The notes bear interest at 6.75% and are guaranteed by substantially all of the Company's domestic subsidiaries. The net proceeds, after deducting debt issuance costs, totaled approximately $625 million.

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

5. External Debt (Continued)

        During October 2006, the Company entered into a €250 million European accounts receivable securitization program. The program extends through October 2011, subject to annual renewal of backup credit lines. In addition, the Company participated in a receivables financing program in the Asia Pacific region with a revolving funding commitment of 10 million New Zealand dollars. This program expired in October 2010.

        Information related to the Company's accounts receivable securitization program as of December 31, 2010 and 2009 is as follows:

	2010	2009
Balance (included in short-term loans)	$247	$289
Weighted average interest rate	2.40%	2.52%

        The Company capitalized $24 million and $17 million in 2010 and 2009, respectively, under capital lease obligations with the related financing recorded as long term debt. These amounts are included in other in the long-term debt table above.

        Annual maturities for all of the Company's long-term debt through 2015 are as follows: 2011, $96 million; 2012, $201 million; 2013, $458 million; 2014, $719 million; and 2015, $703 million.

        Fair values at December 31, 2010, of the Company's significant fixed rate debt obligations were as follows:

	Principal Amount (millions of dollars)	Indicated Market Price	Fair Value (millions of dollars)
Senior Notes:
6.75%, due 2014	$400	102.50	$410
6.75%, due 2014 (€225 million)	300	102.25	307
3.00%, Exchangeable, due 2015	690	101.24	699
7.375%, due 2016	600	107.84	647
6.875%, due 2017 (€300 million)	401	103.98	417
6.75%, due 2020 (€500 million)	668	101.20	676

6. Operating Leases

        Rent expense attributable to all warehouse, office buildings, and equipment operating leases was $109 million in 2010, $107 million in 2009, and $95 million in 2008. Minimum future rentals under operating leases are as follows: 2011, $56 million; 2012, $44 million; 2013, $31 million; 2014, $19 million; 2015, $15 million; and 2016 and thereafter, $8 million.

7. Foreign Currency Transactions

        Aggregate foreign currency exchange gains (losses) included in other expense were $(3) million for 2010, $(1) million in 2009, and $10 million in 2008.

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

8. Derivative Instruments

        The Company has certain derivative assets and liabilities which consist of interest rate swaps, natural gas forwards, and foreign exchange option and forward contracts. The Company uses an income approach to value these contracts. Interest rate yield curves, natural gas forward rates, and foreign exchange rates are the significant inputs into the valuation models. These inputs are observable in active markets over the terms of the instruments the Company holds, and accordingly, the Company classifies its derivative assets and liabilities as Level 2 in the hierarchy. The Company also evaluates counterparty risk in determining fair values.

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

        The Company's fixed-to-floating interest rate swaps were accounted for as fair value hedges. Because the relevant terms of the swap agreements matched the corresponding terms of the notes, there was no hedge ineffectiveness. Accordingly, the Company recorded the net of the fair market values of the swaps as a long-term asset (liability) along with a corresponding net increase (decrease) in the carrying value of the hedged debt.

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

        During the second quarter of 2009, the Company repaid $222 million of its $250 million intercompany debt with OI Inc. As a result of the debt repayment, the Company terminated the related interest rate swap agreements for proceeds of $5 million. The Company recognized $4 million of the proceeds as a reduction to interest expense upon the termination of the interest rate swap agreements, while the remaining proceeds were recognized as a reduction to interest expense over the remaining life of the intercompany debt, which matured in May 2010.

        During the second quarter of 2009, the Company's interest rate swaps related to the $450 million senior notes due 2013 were terminated. The Company received proceeds of $12 million which were recorded as an adjustment to debt and were to be recognized as a reduction to interest expense over the remaining life of the senior notes due 2013. During the second quarter of 2010, a subsidiary of the Company redeemed the senior notes due 2013. Accordingly, the remaining unamortized proceeds from the terminated interest rate swaps were recognized in the second quarter as a reduction to interest expense. See Note 5 for additional information.

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

8. Derivative Instruments (Continued)

        The effect of the interest rate swaps on the results of operations for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Amount of Gain (Loss) Recognized in Interest Expense
	2010	2009	2008
Interest rate swaps	$—	$(11)	$26
Related long-term debt		11	(26)
Proceeds recognized and amortized for terminated interest rate swaps	10	7

Net impact on interest expense	$10	$7	$—

Commodity Futures Contracts Designated as Cash Flow Hedges

        The Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows. The Company continually evaluates the natural gas market and related price risk and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements over that period. At December 31, 2010 and 2009, the Company had entered into commodity futures contracts covering approximately 8,900,000 MM BTUs and 4,800,000 MM BTUs, respectively.

        The Company accounts for the above futures contracts as cash flow hedges at December 31, 2010 and recognizes them on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owners' equity ("OCI") and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. At December 31, 2010 and 2009, an unrecognized loss of $3 million and $1 million, respectively, related to the commodity futures contracts was included in Accumulated OCI, and will be reclassified into earnings over the next twelve to twenty-four months. Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings. The ineffectiveness related to these natural gas hedges for the year ended December 31, 2010 and 2009 was not material.

        The effect of the commodity futures contracts on the results of operations for the years ended December 31, 2010, 2009 and 2008 is as follows:

Amount of Loss Recognized in OCI on Commodity Futures Contracts (Effective Portion)			Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (reported in manufacturing, shipping, and delivery) (Effective Portion)
2010	2009	2008	2010	2009	2008
$(11)	$(24)	$(27)	$(9)	$(61)	$6

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

8. Derivative Instruments (Continued)

Senior Notes Designated as Net Investment Hedge

        During December 2004, a U.S. subsidiary of the Company issued Senior Notes totaling €225 million. These notes were designated by the Company's subsidiary as a hedge of a portion of its net investment in a non-U.S. subsidiary with a Euro functional currency. Because the amount of the Senior Notes matches the hedged portion of the net investment, there is no hedge ineffectiveness. Accordingly, the Company recorded the impact of changes in the foreign currency exchange rate on the Euro-denominated notes in OCI. The amount recorded in OCI will be reclassified into earnings when the Company sells or liquidates its net investment in the non-U.S. subsidiary.

        The effect of the net investment hedge on the results of operations for the years ended December 31, 2010, 2009 and 2008 is as follows:

				Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Amount of Gain (Loss) Recognized in OCI
			Location of Gain (Loss) Reclassified from Accumulated OCI into Income
2010	2009	2008		2010	2009	2008
$24	$(9)	$15	N/A	$—	$—	$—

Forward Exchange Contracts not Designated as Hedging Instruments

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

        At December 31, 2010 and 2009, various subsidiaries of the Company had outstanding forward exchange and option agreements denominated in various currencies covering the equivalent of approximately $1.7 billion and $1.0 billion, respectively, related primarily to intercompany transactions and loans.

        The effect of the forward exchange contracts on the results of operations for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Amount of Gain (Loss) Recognized in Income on Forward Exchange Contracts
Location of Gain (Loss) Recognized in Income on Forward Exchange Contracts
	2010	2009	2008
Other expense	$18	$(8)	$(4)

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

8. Derivative Instruments (Continued)

Balance Sheet Classification

        The Company records the fair values of derivative financial instruments on the balance sheet as follows: (a) receivables if the instrument has a positive fair value and maturity within one year, (b) deposits, receivables, and other assets if the instrument has a positive fair value and maturity after one year, and (c) other accrued liabilities or other liabilities (current) if the instrument has a negative fair value and maturity within one year. The following table shows the amount and classification (as noted above) of the Company's derivatives as of December 31, 2010 and 2009:

	Fair Value
	Balance Sheet Location	2010	2009
Asset Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	a	$—	$1
Derivatives not designated as hedging instruments:
Foreign exchange contracts	a	5	6
Foreign exchange contracts	b	2
Foreign exchange contracts	c	1

Total derivatives not designated as hedging instruments:		8	6

Total asset derivatives		$8	$7

Liability Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	c	$3	$2
Derivatives not designated as hedging instruments:
Foreign exchange contracts	c	21	3

Total liability derivatives		$24	$5

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

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

        The following table lists the beginning balance, yearly activity and ending balance of each component of accumulated other comprehensive income (loss):

	Net Effect of Exchange Rate Fluctuations	Deferred Tax Effect for Translation	Change in Certain Derivative Instruments	Employee Benefit Plans	Total Accumulated Comprehensive Income (Loss)
Balance on Jan. 1, 2008	$493	$13	$(5)	$(146)	$355
2008 Change	(432)		(33)	(200)	(665)
Translation effect				46	46
Tax effect				55	55

Balance on Dec. 31, 2008	61	13	(38)	(245)	(209)
2009 Change	229		37	32	298
Translation effect				(34)	(34)
Tax effect				(8)	(8)

Balance on Dec. 31, 2009	290	13	(1)	(255)	47
2010 Change	122		(2)	17	137
Translation effect				(1)	(1)
Tax effect				(4)	(4)
Disposal of Venezuelan operations	260				260

Balance on Dec. 31, 2010	$672	$13	$(3)	$(243)	$439

        Exchange rate fluctuations in 2009 included a loss of $133 million related to the Company's decision to translate the balance sheets of its Venezuelan subsidiaries using the parallel market rate at December 31, 2009 instead of the historic official rate. The disposal of the Venezuelan operations in 2010 reflects the expropriation of the Company's Venezuelan subsidiaries. See Note 21 to the Consolidated Financial Statements for further information.

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

10. Income Taxes

        The provision (benefit) for income taxes was calculated based on the following components of earnings (loss) before income taxes:

	2010	2009	2008
Continuing operations
U.S.	$190	$100	$192
Non-U.S.	541	430	576

	$731	$530	$768

	2010	2009	2008
Discontinued operations
U.S.	$—	$—	$—
Non-U.S.	(296)	110	123

	$(296)	$110	$123

        The provision (benefit) for income taxes consists of the following:

	2010	2009	2008
Current:
U.S.	$—	$2	$—
Non-U.S.	141	67	188

	141	69	188

Deferred:
U.S.	(4)	(2)	3
Non-U.S.	(2)	66	7

	(6)	64	10

Total:
U.S.	(4)	—	3
Non-U.S.	139	133	195

Total for continuing operations	135	133	198
Total for discontinued operations	10	44	27

	$145	$177	$225

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

10. Income Taxes (Continued)

        A reconciliation of the provision for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows:

	2010	2009	2008
Tax provision on pretax earnings from continuing operations at statutory U.S. Federal tax rate	$256	$186	$269
Increase (decrease) in provision for income taxes due to:
Non-U.S. income taxes	(25)	(18)	(3)
State taxes, net of federal benefit	(3)	(2)	(2)
Tax law changes	1	(1)	(21)
Changes in valuation allowance	(94)	(33)	(36)
Other items		1	(9)

Provision for income taxes	$135	$133	$198

        Deferred income taxes reflect: (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes; and (2) carryovers and credits for income tax purposes.

        Significant components of the Company's deferred tax assets and liabilities at December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets:
Accrued postretirement benefits	$22	$21
Tax loss and credit carryovers	230	224
Capital loss carryovers	23	25
Other	184	227

Total deferred tax assets	459	497
Deferred tax liabilities:
Property, plant and equipment	162	142
Exchangeable notes	28
Inventory	12	12
Other	75	66

Total deferred tax liabilities	277	220
Valuation allowance	(237)	(268)

Net deferred taxes	$(55)	$9

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

10. Income Taxes (Continued)

        Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2010 and 2009 as follows:

	2010	2009
Prepaid expenses	$21	$45
Deposits, receivables, and other assets	221	217
Deferred taxes	(297)	(253)

Net deferred taxes	$(55)	$9

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

        During 2010, the Company made adjustments to its beginning non-U.S. valuation allowances which decreased the balance by approximately $38 million. The change in the valuation allowance primarily relates to positive evidence from improved historical and projected financial results of the non-US jurisdictions.

        At December 31, 2010, before valuation allowance, the Company has approximately $104 million of the deferred tax assets relate to operating loss, capital loss and credit carryforwards that can be carried over indefinitely with the remaining $149 million expiring between 2011 and 2030.

        At December 31, 2010, the Company's equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $2,048 million. The Company intends to reinvest these earnings indefinitely in the non-U.S. operations. It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed.

        The Company is included in OI Inc.'s consolidated tax returns for US federal and certain state income tax purposes. The consolidated group has net operating losses, capital losses, alternative minimum tax credits, and research and development credits available to offset future U.S. Federal income tax. Income taxes are allocated to the Company on a basis consistent with separate returns.

        The Company has recognized tax benefits as a result of incentives in certain non-U.S. jurisdictions which expire between 2012 and 2016.

        The Company records a liability for unrecognized tax benefits related to uncertain tax positions. The Company accrues interest and penalties associated with unrecognized tax benefits as a component

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

10. Income Taxes (Continued)

of its income tax expense. The following is a reconciliation of the Company's total gross unrecognized tax benefits for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Balance at January 1	$120	$90	$41
Additions and reductions for tax positions of prior years	26	19	49
Additions based on tax positions related to the current year	5	11	4
Additions for tax positions of prior years on acquisitions	12
Reductions due to the lapse of the applicable statute of limitations	(1)	(2)	(2)
Reductions due to settlements	(13)		(2)
Foreign currency translation	(6)	2

Balance at December 31	$143	$120	$90

Unrecognized tax benefits, which if recognized, would impact the Company's effective income tax rate	$125	$89	$60

Accrued interest and penalties at December 31	$36	$22	$12

Interest and penalties included in tax expense for the years ended December 31	$4	$10	$10

        Based upon the outcome of tax examinations, judicial proceedings, or expiration of statute of limitations, it is reasonably possible that the ultimate resolution of these unrecognized tax benefits may result in a payment that is materially different from our current estimate of the tax liabilities. The Company believes that it is reasonably possible that unrecognized tax benefits could decrease up to $25 million. This is primarily the result of audit settlements or statute expirations in several taxing jurisdictions, each of which are reasonably possible of being settled within the next twelve months.

        The Company is currently under examination in various tax jurisdictions in which it operates, including Australia, Germany, Hungary, Italy, New Zealand, Poland, Spain, UK and the US. The years under examination range from 2001 through 2008. The Company believes that there are no jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operation, financial position or cash flows. The Company further believes that adequate provisions for all income tax uncertainties have been made.

11. Related Party Transactions

        Charges for administrative services are allocated to the Company by OI Inc. based on an annual utilization level. Such services include compensation and benefits administration, payroll processing, use of certain general accounting systems, auditing, income tax planning and compliance, and treasury services.

        Allocated costs also include charges associated with OI Inc.'s equity compensation plans. A substantial number of the options, restricted shares and restricted share units granted under these plans have been granted to key employees of another subsidiary of OI Inc., some of whose compensation costs, including stock-based compensation, are included in an allocation of costs to all operating subsidiaries of OI Inc., including the Company.

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

11. Related Party Transactions (Continued)

        Management believes that such transactions are on terms no less favorable to the Company than those that could be obtained from unaffiliated third parties.

        The following information summarizes the Company's significant related party transactions:

	Years ended December 31,
	2010	2009	2008
Revenues:
Sales to affiliated companies	$—	$—	$—

Expenses:
Administrative services	$14	$14	$15
Corporate management fee	88	71	61
Trademark royalties		19	20

Total expenses	$102	$104	$96

        The above expenses are recorded in the statement of operations as follows:

	Years ended December 31,
	2010	2009	2008
Cost of sales	$1	$1	$1
Selling, general, and adminstrative expenses	101	103	95

Total expenses	$102	$104	$96

12. Pension Benefit Plans and Other Postretirement Benefits

Pension Benefit Plans

        The Company participates in OI Inc.'s defined benefit pension plans for substantially all employees located in the United States. Benefits generally are based on compensation for salaried employees and on length of service for hourly employees. OI Inc.'s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements. Independent actuaries determine pension costs for each subsidiary of OI Inc. included in the plans; however, accumulated benefit obligation information and plan assets pertaining to each subsidiary have not been separately determined. As such, the accumulated benefit obligation and the plan assets related to the pension plans for domestic employees have been retained by another subsidiary of OI Inc. Net credits (expense) to results of operations for the Company's allocated portion of the domestic pension costs amounted to $(30) million in 2010, $4 million in 2009, and $40 million in 2008.

        OI Inc. also sponsors several defined contribution plans for all salaried and hourly U.S. employees of the Company. Participation is voluntary and participants' contributions are based on their compensation. OI Inc. matches contributions of participants, up to various limits, in substantially all plans. OI Inc. charges the Company for its share of the match. The Company's share of the contributions to these plans amounted to $6 million in 2010, $6 million in 2009, and $6 million in 2008.

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

12. Pension Benefit Plans and Other Postretirement Benefits (Continued)

        The Company's subsidiaries in the United Kingdom, the Netherlands, Canada, Australia, and many employees of Germany and France also have pension plans covering substantially all employees. The following tables relate to the Company's principal defined benefit pension plans in the United Kingdom, the Netherlands, Canada, Australia, Germany and France (the International Pension Plans).

        The International Pension Plans use a December 31 measurement date.

        The changes in the International Pension Plans benefit obligations for the year were as follows:

	2010	2009
Obligations at beginning of year	$1,518	$1,320
Change in benefit obligations:
Service cost	21	18
Interest cost	79	82
Actuarial loss, including the effect of change in discount rates	59	62
Participant contributions	7	7
Benefit payments	(84)	(73)
Curtailments	(3)	(2)
Settlements		(30)
Foreign currency translation	(30)	134

Net change in benefit obligations	49	198

Obligations at end of year	$1,567	$1,518

        The changes in the fair value of the International Pension Plans' assets for the year were as follows:

	2010	2009
Fair value at beginning of year	$1,223	$922
Change in fair value:
Actual gain on plan assets	130	167
Benefit payments	(84)	(73)
Employer contributions	22	122
Participant contributions	7	7
Foreign currency translation	(18)	108
Settlements		(30)
Other	(1)

Net change in fair value of assets	56	301

Fair value at end of year	$1,279	$1,223

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

12. Pension Benefit Plans and Other Postretirement Benefits (Continued)

        The funded status of the International Pension Plans at year end was as follows:

	2010	2009
Plan assets at fair value	$1,279	$1,223
Projected benefit obligations	1,567	1,518

Plan assets less than projected benefit obligations	(288)	(295)
Items not yet recognized in pension expense:
Actuarial loss	359	369
Prior service credit	(11)	(14)

	348	355

Net amount recognized	$60	$60

        The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2010 and 2009 as follows:

	2010	2009
Prepaid pension	$54	$46
Current pension liability, included with Other accrued liabilities	(6)	(8)
Pension benefit	(336)	(333)
Accumulated other comprehensive loss	348	355

Net amount recognized	$60	$60

        The following changes in plan assets and benefit obligations were recognized in accumulated other comprehensive income at December 31, 2010 and 2009 as follows (amounts are pretax):

	2010	2009
Current year actuarial (gain) loss	$8	$(37)
Prior service cost due to curtailment	1
Gain due to curtailment	1
Amortization of actuarial loss	(19)	(6)
Amortization of prior service credit	1	1

	(8)	(42)
Translation	1	35

	$(7)	$(7)

        The accumulated benefit obligation for all defined benefit pension plans was $1,383 million and $1,304 million at December 31, 2010 and 2009, respectively.

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

12. Pension Benefit Plans and Other Postretirement Benefits (Continued)

        The components of the International Pension Plans' net pension expense were as follows:

	2010	2009	2008
Service cost	$21	$18	$22
Interest cost	79	82	83
Expected asset return	(80)	(79)	(97)
Settlement cost		9
Special termination benefits			4
Curtailment (gain) loss	(1)
Other			(1)
Amortization:
Actuarial loss	19	6	5
Prior service credit	(1)	(1)

Net amortization	18	5	5

Net expense (income)	$37	$35	$16

        Amounts that will be amortized from accumulated other comprehensive income into net pension expense during 2011:

Amortization:
Actuarial loss	$23
Prior service cost	(1)

Net amortization	$22

        The following information is for plans with projected and accumulated benefit obligations in excess of the fair value of plan assets at year end:

	2010	2009
Projected benefit obligations	$1,006	$968
Fair value of plan assets	687	650
Accumulated benefit obligation	905	834

        The weighted average assumptions used to determine benefit obligations were as follows:

	2010	2009
Discount rate	5.28%	5.64%
Rate of compensation increase	3.49%	3.54%

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

12. Pension Benefit Plans and Other Postretirement Benefits (Continued)

        The weighted average assumptions used to determine net periodic pension costs were as follows:

	2010	2009	2008
Discount rate	5.64%	5.88%	5.46%
Rate of compensation increase	3.54%	2.65%	3.39%
Expected long-term rate of return on assets	6.78%	6.95%	6.96%

        Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases as presented above. Amortization included in net pension expense (income) is based on the average remaining service of employees.

        For 2010, the Company's weighted average expected long-term rate of return on assets was 6.78% . In developing this assumption, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions. The Company also considered its historical 10-year average return (through December 31, 2009), which was in line with the expected long-term rate of return assumption for 2010.

        It is the Company's policy to invest pension plan assets in a diversified portfolio consisting of an array of asset classes within established target asset allocation ranges. The investment risk of the assets is limited by appropriate diversification both within and between asset classes. The assets of the Company's international plans are primarily invested in a broad mix of domestic and international equities, domestic and international bonds, and real estate, subject to the target asset allocation ranges. The assets are managed with a view to ensuring that sufficient liquidity will be available to meet expected cash flow requirements.

        The investment valuation policy of the Company is to value investments at fair value. All investments are valued at their respective net asset values. Equity securities for which market quotations are readily available are valued at the last reported sales price on their principal exchange on valuation date or official close for certain markets. Fixed income investments are valued by an independent pricing service. Investments in registered investment companies or collective pooled funds are valued at their respective net asset values. Short-term investments are stated at amortized cost, which approximates fair value. The fair value of real estate is determined by periodic appraisals.

        The following table sets forth by level, within the fair value hierarchy, the Company's pension plan assets at fair value as of December 31, 2010 and 2009:

	2010			2009
							Target Allocation
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents	$28	$1	$—	$36	$10	$—
Equity securities	383	167		406	95		44 - 54%
Debt securities	523	90	8	515	81	9	39 - 49%
Real estate			11			11	0 - 9%
Other	68			54	6		0 - 8%

Total assets at fair value	$1,002	$258	$19	$1,011	$192	$20

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

12. Pension Benefit Plans and Other Postretirement Benefits (Continued)

        The following is a reconciliation of the Company's pension plan assets recorded at fair value using significant unobservable inputs (Level 3):

	2010	2009
Beginning balance	$20	$29
Net decrease	(1)	(9)

Ending balance	$19	$20

        The net decrease in the fair value of the Company's Level 3 pension plan assets is primarily due to sales of unlisted real estate funds. The change in the fair value of Level 3 pension plan assets due to actual return on those assets was immaterial in 2010.

        Based on exchange rates at the end of 2010, the Company expects to contribute approximately $50 million to $60 million to its non-U.S. defined benefit pension plans in 2011.

        The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)
2011	$81
2012	81
2013	82
2014	85
2015	87
2016 - 2020	440

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

        The Company's net periodic postretirement benefit cost, as allocated by OI Inc., for domestic employees was $7 million, $7 million, and $6 million at December 31, 2010, 2009, and 2008, respectively.

        The Company's subsidiaries in Canada and the Netherlands also have postretirement benefit plans covering substantially all employees. The following tables relate to the Company's postretirement benefit plan in Canada and the Netherlands (the International Postretirement Benefit Plans).

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

12. Pension Benefit Plans and Other Postretirement Benefits (Continued)

        The changes in the postretirement benefit obligations for the year were as follows:

	2010	2009
Obligations at beginning of year	$88	$67
Change in benefit obligations:
Service cost	1	1
Interest cost	5	4
Actuarial (gain) loss, including the effect of changing discount rates	(10)	8
Benefit payments	(3)	(3)
Foreign currency translation	4	11

Net change in benefit obligations	(3)	21

Obligations at end of year	$85	$88

        The funded status of the postretirement benefit plans at year end was as follows:

	2010	2009
Postretirement benefit obligations	$(85)	$(88)
Items not yet recognized in net postretirement benefit cost:
Actuarial (gain) loss	(10)	1

Net amount recognized	$(95)	$(87)

        The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2010 and 2009 as follows:

	2010	2009
Current nonpension postretirement benefit, included with Other accrued liabilities	$(4)	$(4)
Nonpension postretirement benefits	(81)	(84)
Accumulated other comprehensive loss	(10)	1

Net amount recognized	$(95)	$(87)

        The following changes in benefit obligations were recognized in accumulated other comprehensive income at December 31, 2010 and 2009 as follows (amounts are pretax):

	2010	2009
Current year actuarial (gain) loss	$(11)	$9
Translation	—	(1)

	$(11)	$8

        The Company's nonpension postretirement benefit obligations are included with other long term liabilities on the balance sheet.

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

12. Pension Benefit Plans and Other Postretirement Benefits (Continued)

        The components of the net postretirement benefit cost for the year were as follows:

	2010	2009	2008
Service cost	$1	$1	$1
Interest cost	5	4	5
Special termination benefit			1

Net postretirement benefit cost	$6	$5	$7

        The weighted average discount rates used to determine the accumulated postretirement benefit obligation and net postretirement benefit cost were as follows:

	2010	2009	2008
Accumulated post retirement benefit obligation	5.02%	5.60%	6.40%
Net postretirement benefit cost	5.60%	6.40%	5.20%

        The weighted average assumed health care cost trend rates at December 31 were as follows:

	2010	2009
Health care cost trend rate assumed for next year	8.00%	9.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2014	2013

        Assumed health care cost trend rates affect the amounts reported for the postretirement benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost	$1	$(1)
Effect on accumulated postretirement benefit obligations	10	(8)

        Amortization included in net postretirement benefit cost is based on the average remaining service of employees.

        The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)
2011	$4
2012	4
2013	4
2014	5
2015	5
2016 - 2020	26

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

12. Pension Benefit Plans and Other Postretirement Benefits (Continued)

        Benefits provided by OI Inc. for certain hourly retirees of the Company are determined by collective bargaining. Most other domestic hourly retirees receive health and life insurance benefits from a multi-employer trust established by collective bargaining. Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $6 million in 2010, $7 million in 2009, and $9 million in 2008. Postretirement health and life benefits for retirees of foreign subsidiaries are generally provided through the national health care programs of the countries in which the subsidiaries are located.

        In March 2010, the Patient Protection and Affordable Care Act and the Health Care Education and Affordability Reconciliation Act (the "Acts") were signed into law. The Acts contain provisions which could impact the Company's accounting for retiree medical benefits in future periods. However, the extent of that impact, if any, cannot be determined until additional interpretations of the Acts become available. Based on the analysis to date, the impact of provisions in the Acts which are reasonably determinable is not expected to have a material impact on the Company's other postretirement benefit plans. Accordingly, a remeasurement of the Company's postretirement benefit obligation is not required at this time. The Company will continue to assess the provisions of the Acts and may consider plan amendments in future periods to better align these plans with the provisions of the Acts.

13. Other Expense

        Other expense for the year ended December 31, 2010 included the following:

  •
  The Company recorded charges totaling $13 million ($11 million after tax amount attributable to the Company) for restructuring and asset impairment related to the Company's strategic review of its global manufacturing footprint. See Note 14 for additional information.

  •
  The Company recorded charges of $12 million ($7 million after tax amount attributable to the Company) for acquisition-related fair value inventory adjustments. This charge was due to the accounting rules requiring inventory purchased in a business combination to be marked up to fair value, and then recorded as an increase to cost of goods sold as the inventory is sold. The Company also recorded charges of $20 million (pretax and after tax) for acquisition-related restructuring, transaction and financing costs.

        Other expense for the year ended December 31, 2009 included the following:

  •
  During the fourth quarter of 2009, the Company recorded charges of $18 million ($17 million after tax amount attributable to the Company) for the remeasurement of certain bolivar-denominated assets and liabilities held outside of Venezuela.

  •
  The Company recorded charges totaling $207 million ($180 million after tax amount attributable to the Company) for restructuring and asset impairment. The charges reflect the additional decisions reached in the Company's strategic review of its global manufacturing footprint. See Note 14 for additional information.

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

13. Other Expense (Continued)

        Other expense for the year ended December 31, 2008 included the following:

  •
  The Company recorded charges totaling $132 million ($109 million after tax amount attributable to the Company) for restructuring and asset impairment. The charges reflect the additional decisions reached in the Company's strategic review of its global manufacturing footprint. See Note 14 for additional information.

  •
  During 2008, the Company also recorded an additional $1 million (pretax and after tax amount attributable to the Company) related to the impairment of the Company's equity investment in the South American Segment's 50%-owned Caribbean affiliate.

14. Restructuring Accruals

        Beginning in 2007, the Company commenced a strategic review of its global profitability and manufacturing footprint. The combined 2007, 2008, 2009 and 2010 charges, amounting to $407 million ($340 million after tax amount attributable to the Company), reflect the decisions reached by the Company in its strategic review of its global manufacturing footprint. The related curtailment of plant capacity and realignment of selected operations has resulted in an overall reduction in the Company's workforce of approximately 3,250 jobs. Amounts recorded by the Company do not include any gains that may be realized upon the ultimate sale or disposition of closed facilities.

        The Company's decisions to curtail selected production capacity have resulted in write downs of certain long-lived assets to the extent their carrying amounts exceeded fair value less cost to sell. The Company classified the significant assumptions used to determine the fair value of the impaired assets, which was not material, as Level 3 in the fair value hierarchy as set forth in the general accounting principles for fair value measurements.

        The Company also recorded liabilities for certain employee separation costs to be paid under contractual arrangements and other exit costs.

2007

        During the third and fourth quarters of 2007, the Company recorded charges totaling $55 million ($40 million after tax amount attributable to the Company) for restructuring and asset impairment in Europe and North America. The curtailment of plant capacity resulted in elimination of approximately 560 jobs and a corresponding reduction in the Company's workforce.

2008

        During 2008, the Company recorded charges totaling $132 million ($109 million after tax amount attributable to the Company) for restructuring and asset impairment across all segments as well as in Retained Corporate Costs and Other. The curtailment of plant capacity and realignment of selected operations resulted in elimination of approximately 1,240 jobs and a corresponding reduction in the Company's workforce.

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

14. Restructuring Accruals (Continued)

2009

        During 2009, the Company recorded charges totaling $207 million ($180 million after tax amount attributable to the Company) for restructuring and asset impairment across all segments. The curtailment of plant capacity will result in elimination of approximately 1,450 jobs and a corresponding reduction in the Company's workforce.

2010

        As of December 31, 2009, the Company had concluded its global manufacturing footprint review. During 2010, the Company recorded charges totaling $13 million ($11 million after tax amount attributable to the Company) for restructuring and asset impairment related to the completion of certain previously announced actions in North America and Europe.

        The Company expects that the majority of the remaining estimated cash expenditures related to the above charges will be paid out by the end of 2011.

        Selected information related to the restructuring accrual is as follows:

	Employee Costs	Asset Impairment	Other	Total
2007 Charges	$26	$22	$7	$55
Write-down of assets to net realizable value		(22)	(2)	(24)

Balance at December 31, 2007	26	—	5	31
2008 charges	70	32	30	132
Write-down of assets to net realizable value		(32)	(5)	(37)
Net cash paid, principally severance and related benefits	(36)		(7)	(43)
Other, including foreign exchange translation	(13)		(6)	(19)

Balance at December 31, 2008	47	—	17	64
2009 charges	110	79	18	207
Write-down of assets to net realizable value		(79)		(79)
Net cash paid, principally severance and related benefits	(57)		(8)	(65)
Other, including foreign exchange translation	(7)		(1)	(8)

Balance at December 31, 2009	93	—	26	119
2010 charges	(4)	3	14	13
Write-down of assets to net realizable value		(3)		(3)
Net cash paid, principally severance and related benefits	(47)		(14)	(61)
Other, including foreign exchange translation	(15)		(1)	(16)

Balance at December 31, 2010	$27	$—	$25	$52

        The Company continually reviews its manufacturing footprint and may close various operations due to plant efficiencies, integration of acquisitions, and other market factors. The restructuring accruals related to these types of actions taken by the Company in prior periods, not related to the strategic review of manufacturing operations discussed above, are $27 million as of December 31, 2010 and 2009. There were no material charges or cash payments in 2010 or 2009 related to these actions.

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

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

16. Segment Information

        The Company has four reportable segments based on its four geographic locations: (1) Europe; (2) North America; (3) South America; (4) Asia Pacific. These four segments are aligned with the Company's internal approach to managing, reporting, and evaluating performance of its global glass operations. Certain assets and activities not directly related to one of the regions or to glass manufacturing are reported with Other. These include licensing, equipment manufacturing, global engineering, and non-glass equity investments.

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

        Financial information regarding the Company's reportable segments is as follows:

	2010	2009	2008
Net Sales:
Europe	$2,746	$2,918	$3,498
North America	1,879	2,074	2,210
South America	975	689	791
Asia Pacific	996	925	964

Reportable segment totals	6,596	6,606	7,463
Other	37	46	77

Net sales	$6,633	$6,652	$7,540

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

16. Segment Information (Continued)

	2010	2009	2008
Segment Operating Profit:
Europe	$324	$333	$478
North America	275	282	185
South America	224	145	221
Asia Pacific	141	131	163

Reportable segment totals	964	891	1,047
Items excluded from Segment Operating Profit:
Other	(16)	43	104
Restructuring and asset impairment	(13)	(207)	(133)
Charge for currency remeasurement		(18)
Acquisition-related costs	(20)
Interest income	31	2	(45)
Interest expense	(215)	(181)	(205)

Earnings from continuing operations before income taxes	$731	$530	$768

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

16. Segment Information (Continued)

	Europe	North America	South America	Asia Pacific	Reportable Segment Totals	Other	Consolidated Totals
Total assets(1):
2010	$3,618	$1,951	$1,680	$2,047	$9,296	$121	$9,417
2009	3,852	1,890	729	1,683	8,154	227	8,381
2008	3,758	1,792	627	1,240	7,417	477	7,894
Equity investments:
2010	$53	$17	$5	$179	$254	$45	$299
2009	48	19	1		68	46	114
2008	39	15	3		57	45	102
Equity earnings:
2010	$19	$15		$1	$35	$24	$59
2009	13	14			27	26	53
2008	14	13			27	24	51
Capital expenditures(2):
2010
Continuing	$151	$156	$96	$85	$488	$8	$496
Discontinued						3	3
2009
Continuing	170	103	46	81	400	5	405
Discontinued						21	21
2008
Continuing	152	91	35	58	336	3	339
Discontinued						22	22
Depreciation and amortization expense:
2010
Continuing	$172	$107	$50	$70	$399	$4	$403
Discontinued						3	3
2009
Continuing	179	99	39	67	384	2	386
Discontinued						11	11
2008
Continuing	222	99	45	81	447	2	449
Discontinued						11	11

(1)
Other includes assets of discontinued operations.

(2)
Excludes property, plant and equipment acquired through acquisitions.

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

16. Segment Information (Continued)

        The Company's net property, plant, and equipment by geographic segment are as follows:

	United States	Non-U.S.	Total
2010	$662	$2,404	$3,066
2009	601	2,072	2,673
2008	636	1,890	2,526

        The Company's net sales by geographic segment are as follows:

	United States	Non-U.S.	Total
2010	$1,676	$4,957	$6,633
2009	1,878	4,774	6,652
2008	1,895	5,645	7,540

        Operations in individual countries outside the United States that accounted for more than 10% of consolidated net sales from continuing operations were in Italy (2010—11%, 2009—10%, 2008—11%), France (2010—13%,2009—13%, 2008—15%) and Australia (2010—11%, 2009—9%, 2008—9%)

17. Additional Interest Charges from Early Extinguishment of Debt

        During 2010, the Company recorded additional interest charges of $9 million (pretax and after tax) for note repurchase premiums and the related write-off of unamortized finance fees. In addition, the Company recorded a reduction of interest expense of $9 million (pretax and after tax) in 2010 to recognize the unamortized proceeds from terminated interest rate swaps on these notes. During 2009, the Company recorded additional interest charges of $5 million (pretax and after tax) for note repurchase premiums and the write-off of unamortized finance fees, net of a gain from the termination of interest rate swap agreements, related to debt that was repaid prior to its maturity.

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

18. Goodwill

        The changes in the carrying amount of goodwill for the years ended December 31, 2008, 2009 and 2010 are as follows:

	North America	Europe	Asia Pacific	South America	Other	Total
Balance as of January 1, 2008	$746	$1,119	$557	$—	$6	$2,428
Translation effects	(29)	(58)	(123)			(210)
Other changes		(10)			(1)	(11)

Balance as of December 31, 2008	717	1,051	434	—	5	2,207
Translation effects	19	30	125			174

Balance as of December 31, 2009	736	1,081	559	—	5	2,381
Acquisitions			53	376		429
Translation effects	7	(72)	65	11		11

Balance as of December 31, 2010	$743	$1,009	$677	$387	$5	$2,821

        Goodwill for the Asia Pacific segment is net of accumulated impairment losses of $494 million.

        During the fourth quarters of 2010, 2009 and 2008, the Company completed its annual impairment testing and determined that no impairment existed.

19. Other Assets

        Other assets consisted of the following at December 31, 2010 and 2009:

	2010	2009
Deferred tax asset	$221	$217
Intangibles	30	12
Capitalized software	35	43
Deferred finance fees	49	34
Deferred returnable packaging costs	73	75
Other	109	91

	$517	$472

20. Business Combinations

        On September 1, 2010, the Company completed the acquisition of Brazilian glassmaker Companhia Industrial de Vidros ("CIV") for total consideration of $594 million, consisting of cash of $572 million and acquired debt of $22 million. CIV was the leading glass container manufacturer in northeastern Brazil, producing glass containers for the beverage, food and pharmaceutical industries, as well as tableware. The acquisition includes two plants in the state of Pernambuco and one in the state of Ceará. The acquisition was part of the Company's overall strategy of expanding its presence in emerging markets and expands its Brazilian footprint to align with unfolding consumer trends and customer growth plans. The results of CIV's operations have been included in the Company's

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

20. Business Combinations (Continued)

consolidated financial statements since September 1, 2010, and are included in the South American operating segment.

        The total purchase price was allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values. The following table summarizes the fair values of the assets and liabilities assumed on September 1, 2010:

Current assets	$83
Goodwill	343
Other long-term assets	82
Net property, plant, and equipment	200

Total assets	708
Current liabilities	(57)
Long-term liabilities	(79)

Net assets acquired	$572

        The liabilities assumed include accruals for uncertain tax positions and other tax contingencies. The purchase agreement includes provisions that require the sellers to reimburse the Company for any cash paid related to the settlement of these contingencies. Accordingly, the Company has also recognized a receivable from the sellers related to these contingencies.

        Goodwill largely consists of expected synergies resulting from the integration of the acquisition and anticipated growth opportunities with new and existing customers, and includes intangible assets not separately recognized, such as federal and state tax incentives for development in Brazil's northeastern region. Goodwill is not deductible for federal income tax purposes.

        On December 23, 2010, the Company acquired Hebei Rixin Glass Group Co., Ltd. The acquisition, located in Hebei Province of northern China, includes two plants and manufactures glass containers predominantly for China's domestic beer market.

        On December 7, 2010, the Company acquired the majority share of Zhaoqing Jiaxin Glasswork Co., LTD, a one-plant glass container manufacturer located in the Pearl River Delta region of Guangdong Province in China. Zhaoqing Jiaxin Glasswork Co., LTD produces glass packaging for the beer, food and non-alcoholic beverage markets.

        On March 11, 2010, the Company acquired the majority share of Cristalerias Rosario, a one-plant glass container manufacturer located in Rosario, Argentina. Cristalerias Rosario primarily produces wine and non-alcoholic beverage glass containers.

        In the second quarter of 2010, the Company formed a joint venture with Berli Jucker Public Company Limited ("BJC") of Thailand in order to expand the Company's presence in China and Southeast Asia. The joint venture entered into an agreement to purchase the operations of Malaya Glass from Fraser & Neave Holdings Bhd. Malaya Glass produces glass containers for the beer, non-alcoholic beverage and food markets, with plants located in China, Thailand, Malaysia and Vietnam. The Company's share of the purchase price for Malaya Glass is $132 million. The acquisition

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

20. Business Combinations (Continued)

was completed on July 16, 2010. The Company is recognizing its interest in the joint venture using the equity method of accounting.

        The acquisitions, individually and in the aggregate, did not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented.

21. Discontinued Operations

        On October 26, 2010, the Venezuelan government, through Presidential Decree No. 7.751, expropriated the assets of Owens-Illinois de Venezuela, C.A. and Fabrica de Vidrios Los Andes, C.A., two of the Company's subsidiaries in that country, which in effect constituted a taking of the going concerns of those companies. Shortly after the issuance of the decree, the Venezuelan government installed temporary administrative boards who are in control of the expropriated assets.

        Since the issuance of the decree, the Company has cooperated with the Venezuelan government, as it is compelled to do under Venezuelan law, to provide for an orderly transition while ensuring the safety and well-being of the employees and the integrity of the production facilities. The Company is also engaged in negotiations with the Venezuelan government in relation to certain aspects of the expropriation, including the compensation payable by the government as a result of its expropriation. The Company reserves and will continue to reserve the right to seek and obtain just compensation, representing the market value of its investment in Venezuela, in exchange for the expropriated assets pursuant to, as appropriate, applicable domestic and/or international law. The Company is unable at this stage to predict the amount, or timing of receipt, of compensation it will ultimately receive.

        The Company considers the disposal of these assets to be complete as of December 31, 2010. As a result, and in accordance with generally accepted accounting principles, the Company has presented the results of operations for its Venezuelan subsidiaries in the Consolidated Results of Operations for the years ended December 31, 2010, 2009 and 2008 as discontinued operations. Amounts for the prior periods have been reclassified to conform to this presentation. At December 31, 2009, the assets and liabilities of the Venezuelan operations are presented in the Consolidated Balance Sheets as the assets and liabilities of discontinued operations.

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

21. Discontinued Operations (Continued)

        The following summarizes the revenues and expenses of the Venezuelan operations reported as discontinued operations in the Consolidated Results of Operations for the periods indicated:

	Years ended December 31,
	2010	2009	2008
Net sales	$129	$415	$345
Manufacturing, shipping, and delivery	(86)	(266)	(214)

Gross profit	43	149	131
Selling and administrative expense	(5)	(13)	(13)
Research, development, and engineering expense		(1)	(1)
Interest income		11	13
Other expense	3	(36)	(8)

Earnings from discontinued operations before income taxes	41	110	122
Provision for income taxes	(10)	(44)	(26)

Earnings from discontinued operations	31	66	96
Loss on disposal of discontinued operations	(337)

Net earnings (loss) from discontinued operations	(306)	66	96
Net earnings from discontinued operations attributable to noncontrolling interests	(5)	(14)	(20)

Net earnings (loss) from discontinued operations attributable to the Company	$(311)	$52	$76

        The loss on disposal of discontinued operations of $337 million includes charges totaling $77 million and $260 million to write-off the net assets and cumulative currency translation losses, respectively, of the Company's Venezuelan operations. The net assets were written-off as a result of the deconsolidation of the subsidiaries due to the loss of control. The type or amount of compensation the Company may receive from the Venezuelan government is uncertain and thus, will be recorded as a gain from discontinued operations when received. The cumulative currency translation losses relate to the devaluation of the Venezuelan bolivar in prior years and were written-off because the expropriation was a substantially complete liquidation of the Company's operations in Venezuela.

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

21. Discontinued Operations (Continued)

        The condensed consolidated balance sheet at December 31, 2009 included the following assets and liabilities related to the discontinued operations of the Company's Venezuelan subsidiaries:

Balance at December 31, 2009
Assets:
Cash	$57
Accounts receivable	21
Inventories	11
Prepaid expenses	3

Total current assets	92
Other long-term assets	3
Net property, plant, and equipment	31

Total assets	$126

Liabilities:
Accounts payable and other current liabilities	$12
Other long-term liabilities	15

Total liabilities	$27

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OWENS-ILLINOIS, INC. (Registrant)
By:	/s/ JAMES W. BAEHREN James W. Baehren Attorney-in-fact

Date: February 10, 2011

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

Date: February 10, 2011

INDEX TO FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule of Owens-Illinois, Inc. and Subsidiaries:

        For the years ended December 31, 2010, 2009, and 2008:

PAGE
II—Valuation and Qualifying Accounts (Consolidated)	S-1

OWENS-ILLINOIS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (CONSOLIDATED)

Years ended December 31, 2010, 2009, and 2008
(Millions of Dollars)

        Reserves deducted from assets in the balance sheets:

Allowances for losses and discounts on receivables

		Additions
	Balance at beginning of period	Charged to costs and expenses	Other	Deductions (Note 1)	Balance at end of period
2010	$37	$—	$5	$(2)	$40

2009	$40	$2	$(4)	$(1)	$37

2008	$36	$8	$(1)	$4	$40

(1)
Deductions from allowances for losses and discounts on receivables represent uncollectible notes and accounts written off.

Valuation allowance on net deferred tax assets

	Balance at beginning of period	Charged to income	Charged to other comprehensive income	Foreign currency translation	Other	Balance at end of period
2010	$1,095	$11	$(47)	$(5)	$23	$1,077

2009	$1,047	$75	$(46)	$13	$6	$1,095

2008	$728	$77	$329	$(22)	$(65)	$1,047

S-1