Form 10-Q
period 2011-03-31
OWENS ILLINOIS INC /DE/
filed 2011-04-28
CIK 812074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark one)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2011

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

Owens-Illinois, Inc. $.01 par value common stock — 164,005,952 shares at March 31, 2011.

Part I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

The Condensed Consolidated Financial Statements of Owens-Illinois, Inc. (“the Company”) presented herein are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated.  All adjustments are of a normal recurring nature. Because the following unaudited condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

 (Dollars in millions, except per share amounts)

	Three months ended March 31,
	2011	2010
Net sales	$1,719	$1,546
Manufacturing, shipping, and delivery expense	(1,386)	(1,247)
Gross profit	333	299

Selling and administrative expense	(142)	(120)
Research, development, and engineering expense	(16)	(14)
Interest expense	(76)	(56)
Interest income	3	4
Equity earnings	14	13
Royalties and net technical assistance	5	4
Other income	2	1
Other expense	(18)	(8)

Earnings from continuing operations before income taxes	105	123
Provision for income taxes	(28)	(32)

Earnings from continuing operations	77	91
Earnings (loss) from discontinued operations	(1)	3

Net earnings	76	94
Net earnings attributable to noncontrolling interests	(4)	(9)
Net earnings attributable to the Company	$72	$85

Amounts attributable to the Company:
Earnings from continuing operations	$73	$82
Earnings (loss) from discontinued operations	(1)	3
Net earnings	$72	$85

Basic earnings per share:
Earnings from continuing operations	$0.44	$0.49
Earnings from discontinued operations		0.02
Net earnings	$0.44	$0.51

Weighted average shares outstanding (thousands)	163,355	167,381

Diluted earnings per share:
Earnings from continuing operations	$0.44	$0.48
Earnings from discontinued operations		0.02
Net earnings	$0.44	$0.50

Weighted diluted average shares (thousands)	166,114	170,671

Comprehensive income, net of tax:
Net earnings	$76	$94
Foreign currency translation adjustments	74	(36)
Pension and other postretirement benefit adjustments	20	32
Change in fair value of derivative instruments	1	(6)
Total comprehensive income	171	84
Comprehensive income attributable to noncontrolling interests	(8)	(9)
Comprehensive income attributable to the Company	$163	$75

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	March 31,	December 31,	March 31,
	2011	2010	2010
Assets
Current assets:
Cash and cash equivalents	$430	$640	$496
Short-term investments, at cost which approximates market			1
Receivables, less allowances for losses and discounts ($43 at March 31, 2011, $40 at December 31, 2010, and $35 at March 31, 2010)	1,223	1,075	1,029
Inventories	1,054	946	888
Prepaid expenses	78	77	63
Assets of discontinued operations			60

Total current assets	2,785	2,738	2,537

Investments and other assets:
Equity investments	301	299	116
Repair parts inventories	154	147	128
Prepaid pension	59	54	42
Other assets	634	588	502
Goodwill	2,900	2,821	2,347
Assets of discontinued operations			34

Total other assets	4,048	3,909	3,169

Property, plant, and equipment, at cost	7,213	7,016	6,445
Less accumulated depreciation	4,070	3,909	3,779

Net property, plant, and equipment	3,143	3,107	2,666

Total assets	$9,976	$9,754	$8,372

CONDENSED CONSOLIDATED BALANCE SHEETS — Continued

	March 31,	December 31,	March 31,
	2011	2010	2010
Liabilities and Share Owners’ Equity
Current liabilities:
Short-term loans and long-term debt due within one year	$372	$354	$281
Current portion of asbestos-related liabilities	170	170	175
Accounts payable	889	878	810
Other liabilities	646	677	615
Liabilities of discontinued operations			18

Total current liabilities	2,077	2,079	1,899

Long-term debt	3,991	3,924	3,185
Deferred taxes	215	203	175
Pension benefits	576	576	553
Nonpension postretirement benefits	260	259	268
Other liabilities	403	381	318
Asbestos-related liabilities	273	306	276
Liabilities of discontinued operations			11
Commitments and contingencies
Share owners’ equity:
Share owners’ equity of the Company:
Common stock, par value $.01 per share, 250,000,000 shares authorized, 181,051,389, 180,808,992, and 180,584,042 shares issued (including treasury shares), respectively	2	2	2
Capital in excess of par value	3,041	3,040	2,949
Treasury stock, at cost, 17,045,437, 17,093,509, and 15,621,337 shares, respectively	(411)	(412)	(360)
Retained earnings	154	82	214
Accumulated other comprehensive loss	(806)	(897)	(1,328)
Total share owners’ equity of the Company	1,980	1,815	1,477
Noncontrolling interests	201	211	210
Total share owners’ equity	2,181	2,026	1,687
Total liabilities and share owners’ equity	$9,976	$9,754	$8,372

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in millions)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net earnings	$76	$94
(Earnings) loss from discontinued operations	1	(3)
Non-cash charges (credits):
Depreciation	101	89
Amortization of intangibles and other deferred items	5	6
Amortization of finance fees and debt discount	8	3
Deferred tax benefit	(4)	(1)
Restructuring	8
Other	38	49
Asbestos-related payments	(33)	(34)
Cash paid for restructuring activities	(4)	(19)
Change in non-current operating assets	(25)	(11)
Change in non-current liabilities	(17)	(13)
Change in components of working capital	(239)	(144)
Cash provided by (utilized in) continuing operating activities	(85)	16
Cash provided by discontinued operating activities		8
Total cash provided by (utilized in) operating activities	(85)	24
Cash flows from investing activities:
Additions to property, plant, and equipment	(73)	(96)
Acquisitions, net of cash acquired	6	(26)
Cash utilized in investing activities	(67)	(122)
Cash flows from financing activities:
Additions to long-term debt	5
Repayments of long-term debt	(10)	(4)
Decrease in short-term loans	(32)	(50)
Net receipts (payments) for hedging activity	(12)	12
Dividends paid to noncontrolling interests	(18)	(5)
Treasury shares purchased		(144)
Issuance of common stock and other	2	1
Cash utilized in financing activities	(65)	(190)
Effect of exchange rate fluctuations on cash	7	(3)
Decrease in cash	(210)	(291)
Cash at beginning of period	640	812
Cash at end of period	430	521
Cash - discontinued operations		25
Cash - continuing operations	$430	$496

See accompanying notes.

OWENS-ILLINOIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tabular data dollars in millions,

except share and per share amounts

1.              Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2011	2010
Numerator:
Net earnings attributable to the Company	$72	$85

Denominator (in thousands):
Denominator for basic earnings per share - weighted average shares outstanding	163,355	167,381

Effect of dilutive securities:
Stock options and other	2,759	3,290

Denominator for diluted earnings per share - adjusted weighted average shares outstanding	166,114	170,671

Basic earnings per share:
Earnings from continuing operations	$0.44	$0.49
Earnings from discontinued operations		0.02
Net earnings	$0.44	$0.51

Diluted earnings per share:
Earnings from continuing operations	$0.44	$0.48
Earnings from discontinued operations		0.02
Net earnings	$0.44	$0.50

Options to purchase 462,037 and 395,092 weighted average shares of common stock which were outstanding during the three months ended March 31, 2011 and 2010, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

The 2015 Exchangeable Notes have a dilutive effect only in those periods in which the Company’s average stock price exceeds the exchange price of $47.47 per share.  For the three months ended March 31, 2011, the Company’s average stock price did not exceed the exchange price.  Therefore, the potentially issuable shares resulting from the settlement of the 2015 Exchangeable Notes were not included in the calculation of diluted earnings per share.

2.  Debt

The following table summarizes the long-term debt of the Company:

	March 31,	December 31,	March 31,
	2011	2010	2010
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$—	$—
Term Loans:
Term Loan A (90 million AUD at March 31, 2011)	93	92	146
Term Loan B	190	190	190
Term Loan C (111 million CAD at March 31, 2011)	114	111	109
Term Loan D (€190 million at March 31, 2011)	268	253	254
Senior Notes:
8.25%, due 2013			460
6.75%, due 2014	400	400	400
6.75%, due 2014 (€225 million)	318	300	301
3.00%, Exchangeable, due 2015	611	607
7.375%, due 2016	586	585	583
6.875%, due 2017 (€300 million)	425	401	402
6.75%, due 2020 (€500 million)	708	668
Senior Debentures:
7.50%, due 2010			28
7.80%, due 2018	250	250	250
Other	163	164	110
Total long-term debt	4,126	4,021	3,233
Less amounts due within one year	135	97	48
Long-term debt	$3,991	$3,924	$3,185

On June 14, 2006, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  At March 31, 2011, the Agreement included a $900 million revolving credit facility, a 90 million Australian dollar term loan, and a 111 million Canadian dollar term loan, each of which has a final maturity date of June 15, 2012.  It also included a $190 million term loan and a €190 million term loan, each of which has a final maturity date of June 14, 2013.  At March 31, 2011, the Company’s subsidiary borrowers had unused credit of $728 million available under the Agreement.

The weighted average interest rate on borrowings outstanding under the Agreement at March 31, 2011 was 2.68%.

During October 2006, the Company entered into a €250 million European accounts receivable securitization program.  The program extends through October 2011, subject to annual renewal of backup credit lines.

Information related to the Company’s accounts receivable securitization programs is as follows:

	March 31,	December 31,	March 31,
	2011	2010	2010

Balance (included in short-term loans)	$222	$247	$229

Weighted average interest rate	2.85%	2.40%	2.57%

The carrying amounts reported for the accounts receivable securitization programs, and certain long-term debt obligations subject to frequently redetermined interest rates, approximate fair value.  Fair values for the Company’s significant fixed rate debt obligations are generally based on published market quotations.

Fair values at March 31, 2011 of the Company’s significant fixed rate debt obligations are as follows:

	Principal Amount	Indicated	Fair Value
	(millions of	Market	(millions of
	dollars)	Price	dollars)
Senior Notes:
6.75%, due 2014	$400	102.30	$409
6.75%, due 2014 (€225 million)	318	102.25	325
3.00%, Exchangeable, due 2015	690	101.42	700
7.375%, due 2016	600	110.00	660
6.875%, due 2017 (€300 million)	425	102.63	436
6.75%, due 2020 (€500 million)	708	101.51	719
Senior Debentures:
7.80%, due 2018	250	110.00	275

3.  Supplemental Cash Flow Information

	Three months ended March 31,
	2011	2010
Interest paid in cash	$67	$45

Income taxes paid in cash:

Non-U.S.	21	10

4.  Share Owners’ Equity

The activity in share owners’ equity for the three months ended March 31, 2011 and 2010 is as follows:

	Share Owners’ Equity of the Company
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Share Owners’ Equity

Balance on January 1, 2011	$2	$3,040	$(412)	$82	$(897)	$211	$2,026
Issuance of common stock (0.2 million shares)		2					2
Reissuance of common stock (0.05 million shares)			1				1
Stock compensation		(1)					(1)
Comprehensive income:
Net earnings				72		4	76
Foreign currency translation adjustments					70	4	74
Pension and other postretirement benefit adjustments, net of tax					20		20
Change in fair value of derivative instruments, net of tax					1		1
Dividends paid to noncontrolling interests on subsidiary common stock						(18)	(18)
Balance on March 31, 2011	$2	$3,041	$(411)	$154	$(806)	$201	$2,181

	Share Owners’ Equity of the Company
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Share Owners’ Equity

Balance on January 1, 2010	$2	$2,942	$(217)	$129	$(1,318)	$198	$1,736
Issuance of common stock (0.7 million shares)		2					2
Reissuance of common stock (0.04 million shares)			1				1
Treasury shares purchased (4.3 million shares)			(144)				(144)
Stock compensation		5					5
Comprehensive income:
Net earnings				85		9	94
Foreign currency translation adjustments					(36)		(36)
Pension and other postretirement benefit adjustments, net of tax					32		32
Change in fair value of derivative instruments, net of tax					(6)		(6)
Noncontrolling interests’ share of acquisition						8	8
Dividends paid to noncontrolling interests on subsidiary common stock						(5)	(5)
Balance on March 31, 2010	$2	$2,949	$(360)	$214	$(1,328)	$210	$1,687

5.  Inventories

Major classes of inventory are as follows:

	March 31,	December 31,	March 31,
	2011	2010	2010

Finished goods	$887	$786	$734
Raw materials	110	106	105
Operating supplies	57	54	49

	$1,054	$946	$888

6.  Contingencies

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

As of March 31, 2011, the Company has determined that it is a named defendant in asbestos lawsuits and claims involving approximately 5,900 plaintiffs and claimants.  Based on an analysis of the lawsuits pending as of December 31, 2010, approximately 76% of plaintiffs either do not specify the monetary damages sought, or in the case of court filings, claim an amount sufficient to invoke the jurisdictional minimum of the trial court.  Approximately 22% of plaintiffs specifically plead damages of $15 million or less, and 2% of plaintiffs specifically plead damages greater than $15 million but less than $100 million.  Fewer than 1% of plaintiffs specifically plead damages $100 million or greater but less than $122 million.

As indicated by the foregoing summary, current pleading practice permits considerable variation in the assertion of monetary damages.  The Company’s experience resolving hundreds of thousands of asbestos claims and lawsuits over an extended period demonstrates that the monetary relief that may be alleged in a complaint bears little relevance to a claim’s merits or disposition value.  Rather, the amount potentially recoverable is determined by such factors as the severity of the plaintiff’s asbestos disease, the product identification evidence against the Company and other defendants, the defenses available to the Company and other defendants, the specific jurisdiction in which the claim is made, and the plaintiff’s medical history and exposure to other disease-causing agents.

In addition to the pending claims set forth above, the Company has claims-handling agreements in place with many plaintiffs’ counsel throughout the country.  These agreements require evaluation and negotiation regarding whether particular claimants qualify under the criteria established by such agreements. The criteria for such claims include verification of a compensable illness and a reasonable probability of exposure to a product manufactured by the Company’s former business unit during its manufacturing period ending in 1958.  Some plaintiffs’ counsel have historically withheld claims under these agreements for later presentation while focusing their attention on active litigation in the tort system.  The Company believes that as of March 31, 2011 there are approximately 550 claims against other defendants which are likely to be asserted some time in the future against the Company. These claims are not included in the pending “lawsuits and claims” totals set forth above.

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

Since receiving its first asbestos claim, the Company as of March 31, 2011, has disposed of the asbestos claims of approximately 383,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $7,900.  Certain of these dispositions have included deferred amounts payable over a number of years.  Deferred amounts payable totaled approximately $26 million at March 31, 2011 ($26 million at December 31, 2010) and are included in the foregoing average indemnity payment per claim.  The Company’s asbestos indemnity payments have varied on a per claim basis, and are expected to continue to vary considerably over time.  As discussed above, a part of the Company’s objective is to achieve, where possible, resolution of asbestos claims pursuant to claims-handling agreements.  Failure of claimants to meet certain medical and product exposure criteria in the Company’s administrative claims handling agreements has generally reduced the number of marginal or suspect claims that would otherwise have been received.  In addition, certain courts and legislatures have reduced or eliminated the number of marginal or suspect claims that the Company otherwise would have received.  These developments generally have had the effect of increasing the Company’s per-claim average indemnity payment.

The Company believes that its ultimate asbestos-related liability (i.e., its indemnity payments or other claim disposition costs plus related legal fees) cannot reasonably be estimated. Beginning with the initial liability of $975 million established in 1993, the Company has accrued a total of approximately $3.82 billion through 2010, before insurance recoveries, for its asbestos-related liability.  The Company’s ability to reasonably estimate its liability has been significantly affected by, among other factors, the volatility of asbestos-related litigation in the United States, the significant number of co-defendants that have filed for bankruptcy, the magnitude and timing of co-defendant bankruptcy trust payments, the inherent uncertainty of future disease incidence and claiming patterns, the expanding list of non-traditional defendants that have been sued in this litigation, and the use of mass litigation screenings to generate large numbers of claims by parties who allege exposure to asbestos dust but have no present physical asbestos impairment.

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

On March 11, 2011, the Company received a verdict in an asbestos case in which conspiracy claims had been asserted against the Company. Of the total nearly $90 million awarded by the jury against the four defendants in the case, almost $10 million in compensatory damages were assessed against all four defendants, and $40 million in punitive damages were assessed against the Company.

The Company continues to deny the conspiracy allegations in this case and will vigorously challenge this verdict, if necessary, in the appellate courts, and, therefore, has made no change to its asbestos-related liability as of March 31, 2011.  While the Company cannot predict the ultimate outcome of this lawsuit, the Company and other conspiracy defendants have successfully challenged jury verdicts in similar cases.

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

The ultimate legal and financial liability of the Company with respect to the lawsuits and proceedings referred to above, in addition to other pending litigation, cannot reasonably be estimated.  The Company’s reported results of operations for 2010 were materially affected by the $170 million (pretax and after tax) fourth quarter charge for asbestos-related costs and asbestos-related payments continue to be substantial.  Any future additional charge would likewise materially affect the Company’s results of operations for the period in which it is recorded. Also, the continued use of significant amounts of cash for asbestos-related costs has affected and may continue to affect the Company’s cost of borrowing and its ability to pursue global or domestic acquisitions. However, the Company believes that its operating cash flows and other sources of liquidity will be sufficient to pay its obligations for asbestos-related costs and to fund its working capital and capital expenditure requirements on a short-term and long-term basis.

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

Financial information for the three-month periods ended March 31, 2011 and 2010 regarding the Company’s reportable segments is as follows:

	2011	2010
Net sales:
Europe	$698	$668
North America	463	444
South America	269	175
Asia Pacific	262	250
Reportable segment totals	1,692	1,537
Other	27	9
Net sales	$1,719	$1,546

	2011	2010
Segment Operating Profit:
Europe	$71	$56
North America	59	63
South America	45	37
Asia Pacific	24	37
Reportable segment totals	199	193

Items excluded from Segment Operating Profit:
Retained corporate costs and other	(13)	(18)
Restructuring	(8)
Interest income	3	4
Interest expense	(76)	(56)
Earnings from continuing operations before income taxes	$105	$123

Financial information regarding the Company’s total assets is as follows:

	March 31,	December 31,	March 31,
	2011	2010	2010
Total assets:
Europe	$3,842	$3,618	$3,618
North America	1,991	1,961	1,959
South America	1,678	1,680	780
Asia Pacific	2,037	2,047	1,684
Reportable segment totals	9,548	9,306	8,041
Other	428	448	331
Consolidated totals	$9,976	$9,754	$8,372

8. Other Expense

Other expense for the three months ended March 31, 2011, includes charges totaling $8 million for restructuring charges in the Company’s Asia Pacific segment.  See Note 9 for additional information.

9.  Restructuring Accruals

Beginning in 2007, the Company commenced a strategic review of its global profitability and manufacturing footprint.  The Company concluded its global review as of December 31, 2009, with the final actions implemented in the first half of 2010.  The combined 2007, 2008, 2009 and 2010 charges, amounting to $407 million ($340 million after tax amount attributable to the Company), reflect the decisions reached by the Company in its strategic review of its global manufacturing footprint. The related curtailment of plant capacity and realignment of selected operations have resulted in an overall reduction in the Company’s workforce of approximately 3,250 jobs.  Amounts recorded by the Company do not include any gains that may be realized upon the ultimate sale or disposition of closed facilities.

Selected information related to the restructuring accrual for the strategic footprint review for the three months ended March 31, 2011 and 2010 is as follows:

	Employee Costs	Other	Total

Balance at January 1, 2011	$27	$25	$52
Net cash paid, principally severance and related benefits	(2)	(2)	(4)
Other, principally foreign exchange translation	2		2
Balance at March 31, 2011	$27	$23	$50

Balance at January 1, 2010	$93	$26	$119
Net cash paid, principally severance and related benefits	(18)	(1)	(19)
Other, principally foreign exchange translation	(1)		(1)
Balance at March 31, 2010	$74	$25	$99

The Company continually reviews its manufacturing footprint and may close various operations due to plant efficiencies, integration of acquisitions, and other market factors.  The restructuring accruals related to these types of actions taken by the Company not related to the strategic review of manufacturing operations discussed above are $35 million as of March 31, 2011, $27 million at December 31, 2010, and $27 million at March 31, 2010.  The Company recorded restructuring charges of $8 million in the first quarter of 2011 for employee costs related to a plant closing and the related relocation of business to other facilities in its Asia Pacific segment.  There were no other material charges or cash payments in 2011 or 2010 related to these actions.

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

The amortization of the proceeds from the terminated interest rate swaps reduced interest expense $1 million for the three months ended March 31, 2010.

Commodity Futures Contracts Designated as Cash Flow Hedges

In North America, the Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows. The Company continually evaluates the natural gas market and related price risk and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements. The majority of the sales volume in North America is tied to customer contracts that contain provisions that pass the price of natural gas to the customer. In certain of these contracts, the customer has the option of fixing the natural gas price component for a specified period of time. At March 31, 2011 and 2010, the Company had entered into commodity futures contracts covering approximately 8,000,000 MM BTUs and 5,200,000 MM BTUs, respectively, primarily related to customer requests to lock the price of natural gas.

The Company accounts for the above futures contracts as cash flow hedges at March 31, 2011 and recognizes them on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owners’ equity (“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. At March 31, 2011 and 2010, an unrecognized loss of $2 million and $7 million, respectively, related to the commodity futures contracts was included in Accumulated OCI, and will be reclassified into earnings over the next twelve to twenty-four months.  Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.  The ineffectiveness related to these natural gas hedges for the three months ended March 31, 2011 and 2010 was not material.

The effect of the commodity futures contracts on the results of operations for the three months ended March 31, 2011 and 2010 is as follows:

		Amount of Loss
		Reclassified from
Amount of Loss		Accumulated OCI into
Recognized in OCI on		Income (reported in
Commodity Futures Contracts		manufacturing, shipping, and
(Effective Portion)		delivery) (Effective Portion)
2011	2010	2011	2010

$(1)	$(7)	$(2)	$(1)

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

The effect of the net investment hedge on the results of operations for the three months ended March 31, 2011 and 2010 is as follows:

			Amount of Gain (Loss)
Amount of Gain (Loss)		Location of Gain (Loss)	Reclassified from Accumulated
Recognized in OCI		Reclassified from Accumulated	OCI into Income
2011	2010	OCI into Income	2011	2010

$(18)	$24	N/A	$—	$—

Forward Exchange Contracts not Designated as Hedging Instruments

The Company’s subsidiaries may enter into short-term forward exchange or option agreements to purchase foreign currencies at set rates in the future. These agreements may be used to offset the foreign currency risk for receivables and payables, including intercompany receivables and payables, not denominated in, or indexed to, their functional currencies. Subsidiaries may also use forward exchange agreements to limit exposure to fluctuations in foreign currency exchange rates for significant planned purchases of fixed assets or commodities that are denominated in currencies other than the subsidiaries’ functional currency. The Company records these short-term forward exchange agreements on the balance sheet at fair value and changes in the fair value are recognized in current earnings.

At March 31, 2011 and 2010, various subsidiaries of the Company had outstanding forward exchange and option agreements denominated in various currencies covering the equivalent of approximately $881 million and $590 million, respectively, related primarily to intercompany transactions and loans.

The effect of the forward exchange contracts on the results of operations for the three months ended March 31, 2011 and 2010 is as follows:

	Amount of Gain (Loss)
Location of Gain (Loss)	Recognized in Income on
Recognized in Income on	Forward Exchange Contracts
Forward Exchange Contracts	2011	2010

Other expense	$(7)	$23

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

	Balance	Fair Value
	Sheet Location	March 31, 2011	December 31, 2010	March 31, 2010

Asset Derivatives:
Derivatives not designated as hedging instruments:
Foreign exchange contracts	a	$6	$5	$16
Foreign exchange contracts	b	4	2
Foreign exchange contracts	c	1	1
Total derivatives not designated as hedging instruments:		11	8	16
Total asset derivatives		$11	$8	$16

Liability Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	c	$2	$3	$7

Derivatives not designated as hedging instruments:
Foreign exchange contracts	c	15	21	2
Total liability derivatives		$17	$24	$9

11.  Pensions Benefit Plans and Other Postretirement Benefits

The components of the net periodic pension cost for the three months ended March 31, 2011 and 2010 are as follows:

	U.S.		Non-U.S.
	2011	2010	2011	2010
Service cost	$7	$6	$5	$5
Interest cost	31	33	21	20
Expected asset return	(47)	(48)	(21)	(20)

Amortization:
Actuarial loss	21	18	6	5

Net amortization	21	18	6	5

Net periodic pension cost	$12	$9	$11	$10

The components of the net postretirement benefit cost for the three months ended March 31, 2011 and 2010 are as follows:

	U.S.		Non-U.S.
	2011	2010	2011	2010
Service cost	$—	$—	$—	$1
Interest cost	3	3	1	1

Amortization:
Prior service credit	(1)	(1)
Actuarial loss	1	1

Net amortization	—	—	—	—

Net postretirement benefit cost	$3	$3	$1	$2

12.  Discontinued Operations

On October 26, 2010, the Venezuelan government, through Presidential Decree No. 7.751, expropriated the assets of Owens-Illinois de Venezuela and Fabrica de Vidrios Los Andes, C.A., two of the Company’s subsidiaries in that country, which in effect constituted a taking of the going concerns of those companies.  Shortly after the issuance of the decree, the Venezuelan government installed temporary administrative boards to control the expropriated assets.

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

The Company considered the disposal of these assets to be complete as of December 31, 2010.  As a result, and in accordance with generally accepted accounting principles, the Company has presented the results of operations for its Venezuelan subsidiaries in the Consolidated Results of Operations for the three months ended March 31, 2010 as discontinued operations.  At March 31, 2010, the assets and liabilities of the Venezuelan operations are presented in the Consolidated Balance Sheets as the assets and liabilities of discontinued operations.

The following summarizes the revenues and expenses of the Venezuelan operations reported as discontinued operations in the Consolidated Results of Operations for the three months ended March 31, 2010:

Net sales	$36
Manufacturing, shipping, and delivery	(25)
Gross profit	11

Selling and administrative expense	(1)
Other expense	(5)

Earnings from discontinued operations before income taxes	5
Provision for income taxes	(2)
Net earnings from discontinued operations	$3

The loss from discontinued operations of $1 million for the three months ended March 31, 2011 consisted primarily of legal fees related to the ongoing negotiations with the Venezuelan government.

The net assets of the Company’s Venezuelan operations were written-off as of December 31, 2010 as a result of the deconsolidation of the subsidiaries due to the loss of control.  The type or amount of compensation the Company may receive from the Venezuelan government is uncertain and thus, will be recorded as a gain from discontinued operations when received.  The cumulative currency translation losses relate to the devaluation of the Venezuelan bolivar in prior years and were written-off because the expropriation was a substantially complete liquidation of the Company’s operations in Venezuela.

The condensed consolidated balance sheet at March 31, 2010 included the following assets and liabilities related to the discontinued operations of the Company’s Venezuelan subsidiaries:

Assets:
Cash	$25
Accounts receivable	19
Inventories	14
Prepaid expenses	2

Total current assets	60

Other long-term assets	4
Net property, plant, and equipment	30

Total assets	$94

Liabilities:
Accounts payable and other current liabilities	$18
Other long-term liabilities	11

Total liabilities	$29

13.  Financial Information for Subsidiary Guarantors and Non-Guarantors

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

	March 31, 2011
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Accounts receivable	$—	$—	$1,223	$—	$1,223
Inventories			1,054		1,054
Other current assets			508		508

Total current assets	—	—	2,785	—	2,785
Investments in and advances to subsidiaries	2,673	2,423		(5,096)	—

Goodwill			2,900		2,900
Other non-current assets			1,148		1,148

Total other assets	2,673	2,423	4,048	(5,096)	4,048

Property, plant and equipment, net			3,143		3,143

Total assets	$2,673	$2,423	$9,976	$(5,096)	$9,976

Current liabilities :
Accounts payable and accrued liabilities	$—	$—	$1,535	$—	$1,535
Current portion of asbestos liability	170				170
Short-term loans and long-term debt due within one year			372		372

Total current liabilities	170	—	1,907	—	2,077

Long-term debt	250		3,991	(250)	3,991
Asbestos-related liabilities	273				273
Other non-current liabilities	1,454				1,454
Total share owners’ equity of the Company	1,980	2,423	2,423	(4,846)	1,980
Noncontrolling interests			201		201

Total liabilities and share owners’ equity	$2,673	$2,423	$9,976	$(5,096)	$9,976

	December 31, 2010
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Accounts receivable	$—	$—	$1,075	$—	$1,075
Inventories			946		946
Other current assets			717		717

Total current assets	—	—	2,738	—	2,738
Investments in and advances to subsidiaries	2,541	2,291		(4,832)	—

Goodwill			2,821		2,821
Other non-current assets			1,088		1,088

Total other assets	2,541	2,291	3,909	(4,832)	3,909

Property, plant and equipment, net			3,107		3,107

Total assets	$2,541	$2,291	$9,754	$(4,832)	$9,754

Current liabilities :
Accounts payable and accrued liabilities	$—	$—	$1,555	$—	$1,555
Current portion of asbestos liability	170				170
Short-term loans and long-term debt due within one year			354		354

Total current liabilities	170	—	1,909	—	2,079

Long-term debt	250		3,924	(250)	3,924
Asbestos-related liabilities	306				306
Other non-current liabilities			1,419		1,419
Total share owners’ equity of the Company	1,815	2,291	2,291	(4,582)	1,815
Noncontrolling interests			211		211

Total liabilities and share owners’ equity	$2,541	$2,291	$9,754	$(4,832)	$9,754

\	March 31, 2010

			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Accounts receivable	$—	$—	$1,029	$—	$1,029
Inventories			888		888
Other current assets			560		560
Assets of discontinued operations			60		60

Total current assets	—	—	2,537	—	2,537
Investments in and advances to subsidiaries	2,206	1,928		(4,134)	—

Goodwill			2,347		2,347
Other non-current assets			788		788
Assets of discontinued operations			34		34

Total other assets	2,206	1,928	3,169	(4,134)	3,169

Property, plant and equipment, net			2,666		2,666

Total assets	$2,206	$1,928	$8,372	$(4,134)	$8,372

Current liabilities :
Accounts payable and accrued liabilities	$—	$—	$1,425	$—	$1,425
Current portion of asbestos liability	175				175
Short-term loans and long-term debt due long-term debt due within one year	28		281	(28)	281
Liabilities of discontinued operations			18		18

Total current liabilities	203	—	1,724	(28)	1,899

Liabilities of discontinued operations			11		11
Long-term debt	250		3,185	(250)	3,185
Asbestos-related liabilities	276				276
Other non-current liabilities			1,314		1,314
Total share owners’ equity of the Company	1,477	1,928	1,928	(3,856)	1,477
Noncontrolling interests			210		210

Total liabilities and share owners’ equity	$2,206	$1,928	$8,372	$(4,134)	$8,372

	Three months ended March 31, 2011

			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$1,719	$—	$1,719
Manufacturing, shipping, and delivery			(1,386)		(1,386)

Gross profit	—	—	333	—	333

Research, engineering, selling, administrative, and other			(176)		(176)
External interest expense	(5)		(71)		(76)
Intercompany interest expense		(5)	(5)	10	—
External interest income			3		3
Intercompany interest income	5	5		(10)	—
Equity earnings from subsidiaries	72	72		(144)	—
Other equity earnings			14		14
Other revenue			7		7

Earnings from continuing operations before income taxes	72	72	105	(144)	105
Provision for income taxes			(28)		(28)

Earnings from continuing operations	72	72	77	(144)	77
Loss on disposal of discontinued operations			(1)		(1)

Net earnings	72	72	76	(144)	76
Net earnings attributable to noncontrolling interest			(4)		(4)

Net earnings attributable to the Company	$72	$72	$72	$(144)	$72

	Three months ended March 31, 2010

			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$1,546	$—	$1,546
Manufacturing, shipping, and delivery			(1,247)		(1,247)

Gross profit	—	—	299	—	299

Research, engineering, selling, administrative, and other			(142)		(142)
External interest expense	(6)		(50)		(56)
Intercompany interest expense		(6)	(6)	12	—
External interest income			4		4
Intercompany interest income	6	6		(12)	—
Equity earnings from subsidiaries	85	85		(170)	—
Other equity earnings			13		13
Other revenue			5		5

Earnings before income taxes	85	85	123	(170)	123
Provision for income taxes			(32)		(32)

Earnings from continuing operations	85	85	91	(170)	91
Earnings from discontinued operations			3		3

Net earnings	85	85	94	(170)	94
Net earnings attributable to noncontrolling interest			(9)		(9)

Net earnings attributable to the Company	$85	$85	$85	$(170)	$85

	Three months ended March 31, 2011
			Non-
		Guarantor	Guarantor
Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash used in operating activities	$(32)	$—	$(53)	$—	$(85)

Cash used in investing activities			(67)		(67)

Cash provided by (used in) financing activities	32		(97)		(65)

Effect of exchange rate change on cash			7		7

Decrease in cash	—	—	(210)	—	(210)

Cash at beginning of period			640		640

Cash at end of period	$—	$—	$430	$—	$430

	Three months ended March 31, 2010
			Non-
		Guarantor	Guarantor
Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash provided by (used in) operating activities	$(34)	$—	$58	$—	$24

Cash used in investing activities			(122)		(122)

Cash provided by (used in) financing activities	34		(224)		(190)

Effect of exchange rate change on cash			(3)		(3)

Decrease in cash	—	—	(291)	—	(291)

Cash at beginning of period			812		812

Cash at end of period	$—	$—	$521	$—	$521

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Following are the Company’s net sales by segment and Segment Operating Profit for the three months ended March 31, 2011 and 2010 (dollars in millions).  The Company’s measure of profit for its reportable segments is Segment Operating Profit, which consists of consolidated earnings from continuing operations before interest income, interest expense, and provision for income taxes and excludes amounts related to certain items that management considers not representative of ongoing operations as well as certain retained corporate costs.  The segment data presented below is prepared in accordance with general accounting principles for segment reporting.  The line titled ‘reportable segment totals’, however, is a non-GAAP measure when presented outside of the financial statement footnotes.  Management has included ‘reportable segment totals’ below to facilitate the discussion and analysis of financial condition and results of operations.  The Company’s management uses Segment Operating Profit, in combination with net sales and selected cash flow information, to evaluate performance and to allocate resources.

	Three months ended March 31,
	2011	2010
Net Sales:
Europe	$698	$668
North America	463	444
South America	269	175
Asia Pacific	262	250

Reportable segment totals	1,692	1,537
Other	27	9
Net Sales	$1,719	$1,546

	Three months ended March 31,
	2011	2010

Segment Operating Profit:
Europe	$71	$56
North America	59	63
South America	45	37
Asia Pacific	24	37
Reportable segment totals	199	193

Items excluded from Segment Operating Profit:
Retained corporate costs and other	(13)	(18)
Restructuring	(8)
Interest income	3	4
Interest expense	(76)	(56)
Earnings from continuing operations before income taxes	105	123
Provision for income taxes	(28)	(32)
Earnings from continuing operations	77	91
Earnings (loss) from discontinued operations	(1)	3
Net earnings	76	94
Net earnings attributable to noncontrolling interests	(4)	(9)
Net earnings attributable to the Company	$72	$85

Note:  All amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Quarters ended March 31, 2011 and 2010

First Quarter 2011 Highlights

•                  7% improvement in shipment levels drove increase in net sales

•                  Improved Segment Operating Profit despite elevated cost inflation

Net sales were $173 million higher than the prior year, primarily due to higher sales volumes driven by recent acquisitions and the favorable effect of changes in foreign currency exchange rates.

Segment Operating Profit for reportable segments was $6 million higher than the prior year.  The increase was mainly attributable to higher shipment and production levels, partially offset by elevated cost inflation and the impact of flooding in Australia.

Interest expense for the first quarter of 2011 increased $20 million compared with the first quarter of 2010.  The increase is principally due to additional debt issued in 2010 to fund acquisitions.

Net earnings from continuing operations attributable to the Company for the first quarter of 2011 was $73 million, or $0.44 per share (diluted), compared with $82 million, or $0.48 per share (diluted), for the first quarter of 2010.

Results of Operations — First Quarter of 2011 compared with First Quarter of 2010

Net Sales

The Company’s net sales in the first quarter of 2011 were $1,719 million compared with $1,546 million for the first quarter of 2010, an increase of $173 million, or 11%. For further information, see Segment Information included in Note 7 to the Condensed Consolidated Financial Statements.

The increase in net sales was primarily due to higher glass container shipments and the favorable effects of changes in foreign currency exchange rates.  Glass container shipments, in tonnes, were up 7% in the first quarter of 2011 compared to the first quarter of 2010.  Sales volumes were up in all regions and end-use categories, with the acquisitions in Argentina, Brazil and China in 2010 representing more than 5% of the 7% volume growth. The remaining increase in volume was due to improving economic conditions.  Foreign currency exchange rate changes increased net sales in the first quarter of 2011 compared to the prior year, primarily due to a stronger Euro, Australian dollar and Brazilian real in relation to the U.S. dollar.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales - 2010		$1,537
Net effect of price and mix	$1
Sales volume	95
Effects of changing foreign currency rates	59

Total effect on net sales		155
Net sales - 2011		$1,692

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

Segment Operating Profit of reportable segments in the first quarter of 2011 was $199 million compared to $193 million for the first quarter of 2010, an increase of $6 million, or 3%.  The increase in Segment Operating Profit was primarily due to the higher sales volume in 2011 and the favorable effects of changes in foreign currency exchange rates.  Offsetting these increases were higher manufacturing and delivery costs and operating expenses.  Manufacturing and delivery costs increased principally due to $49 million of cost inflation and $9 million of costs related to flooding in Australia, partially offset by $52 million primarily from improved capacity utilization and footprint realignment efforts completed in 2010.  The cost inflation in the first quarter of 2011 was driven by higher raw material and energy prices.  The higher raw material prices were mainly due to the increased cost of soda ash in all regions.  The energy inflation was primarily due to higher natural gas prices in Europe.  The higher natural gas prices did not fully impact the first quarter due to the Company’s existing energy contracts, but will likely result in higher energy costs for the remainder of 2011.  Operating expenses were higher as the Company invested in building its sales and marketing capabilities and also incurred expenses related to the phased implementation of a global Enterprise Resource Planning software system.

The change in Segment Operating Profit of reportable segments can be summarized as follows (dollars in millions):

Segment Operating Profit - 2010		$193
Net effect of price and mix	$1
Sales volume	18
Manufacturing and delivery	(6)
Operating expenses and other	(12)
Effects of changing foreign currency rates	5

Total net effect on Segment Operating Profit		6
Segment Operating Profit - 2011		$199

Interest Expense

Interest expense for the first quarter of 2011 was $76 million compared with $56 million for the first quarter of 2010.  The increase is principally due to additional debt issued in 2010 to fund acquisitions.

Provision for Income Taxes

The Company’s effective tax rate from continuing operations for the three months ended March 31, 2011 was 26.7% compared with 26.0% for the first three months of 2010.  The Company expects that the full year effective tax rate for 2011, excluding the amounts related to items that management considers not representative of ongoing operations, will approximate the 26.2% effective tax rate for 2010.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests in the first quarter of 2011 were $4 million compared with $9 million in the first quarter of 2010.  The decrease was primarily a result of lower earnings in the Company’s less than wholly-owned subsidiaries in its South America and Asia Pacific segments in the first quarter of 2011.

Earnings from Continuing Operations Attributable to the Company

For the first quarter of 2011, the Company recorded earnings from continuing operations attributable to the Company of $73 million, or $0.44 per share (diluted), compared to $82 million, or $0.48 per share (diluted), in the first quarter of 2010.  Earnings in the first quarter of 2011 included items that management considered not representative of ongoing operations.  These items decreased earnings from continuing operations attributable to the Company in 2011 by $6 million, or $0.03 per share (diluted).

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for the first quarter of 2011 was $13 million compared with $18 million for the first quarter of 2010.  The decreased expense was mainly attributable to higher earnings from the Company’s global equipment sales business and a reduction of management incentive compensation expense, partially offset by higher pension expense.

Restructuring

During the three months ended March 31, 2011, the Company recorded restructuring charges totaling $8 million for employee costs related to a plant closing and the related relocation of business to other facilities in the Company’s Asia Pacific segment. This plant is located in the central business district of a large city, where property values have increased considerably. The Company is currently in the process of selling the related property.

Discontinued Operations

On October 26, 2010, the Venezuelan government, through Presidential Decree No. 7.751, expropriated the assets of Owens-Illinois de Venezuela and Fabrica de Vidrios Los Andes, C.A., two of the Company’s subsidiaries in that country, which in effect constituted a taking of the going concerns of those companies.  Shortly after the issuance of the decree, the Venezuelan government installed temporary administrative boards to control the expropriated assets.

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

The Company considered the disposal of these assets to be complete as of December 31, 2010.  As a result, and in accordance with generally accepted accounting principles, the Company has presented the results of operations for its Venezuelan subsidiaries in the Consolidated Results of Operations for the three months ended March 31, 2010 as discontinued operations.  At March 31, 2010, the assets and liabilities of the Venezuelan operations are presented in the Consolidated Balance Sheets as the assets and liabilities of discontinued operations.

The following summarizes the revenues and expenses of the Venezuelan operations reported as discontinued operations in the Consolidated Results of Operations for the three months ended March 31, 2010:

Net sales	$36
Manufacturing, shipping, and delivery	(25)
Gross profit	11

Selling and administrative expense	(1)
Other expense	(5)

Earnings from discontinued operations before income taxes	5
Provision for income taxes	(2)
Net earnings from discontinued operations	$3

The loss from discontinued operations of $1 million for the three months ended March 31, 2011 consisted primarily of legal fees related to the ongoing negotiations with the Venezuelan government.

The net assets of the Company’s Venezuelan operations were written-off as of December 31, 2010 as a result of the deconsolidation of the subsidiaries due to the loss of control.  The type or amount of compensation the Company may receive from the Venezuelan government is uncertain and thus, will be recorded as a gain from discontinued operations when received.  The cumulative currency translation losses relate to the devaluation of the Venezuelan bolivar in prior years and were written-off because the expropriation was a substantially complete liquidation of the Company’s operations in Venezuela.

The condensed consolidated balance sheet at March 31, 2010 included the following assets and liabilities related to the discontinued operations of the Company’s Venezuelan subsidiaries:

Assets:
Cash	$25
Accounts receivable	19
Inventories	14
Prepaid expenses	2

Total current assets	60

Other long-term assets	4
Net property, plant, and equipment	30

Total assets	$94

Liabilities:
Accounts payable and other current liabilities	$18
Other long-term liabilities	11

Total liabilities	$29

Capital Resources and Liquidity

As of March 31, 2011, the Company had cash and total debt of $430 million and $4.4 billion, respectively, compared to $496 million and $3.5 billion, respectively, as of March 31, 2010.

Current and Long-Term Debt

On June 14, 2006, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  At March 31, 2011, the Agreement included a $900 million revolving credit facility, a 90 million Australian dollar term loan, and a 111 million Canadian dollar term loan, each of which has a final maturity date of June 15, 2012.  It also included a $190 million term loan and a €190 million term loan, each of which has a final maturity date of June 14, 2013.  At March 31, 2011, the Company’s subsidiary borrowers had unused credit of $728 million available under the Agreement. The weighted average interest rate on borrowings outstanding under the Agreement at March 31, 2011 was 2.68%. Given current credit markets, the Company is in discussions with its bank group regarding refinancing options of the Agreement in the second quarter of 2011.

The Company assesses its capital raising and refinancing needs on an ongoing basis and may enter into additional credit facilities and seek to issue equity and/or debt securities in the domestic and international capital markets if market conditions are favorable.

During October 2006, the Company entered into a €250 million European accounts receivable securitization program.  The program extends through October 2011, subject to annual renewal of backup credit lines.

Information related to the Company’s accounts receivable securitization programs is as follows:

	March 31,	December 31,	March 31,
	2011	2010	2010

Balance (included in short-term loans)	$222	$247	$229

Weighted average interest rate	2.85%	2.40%	2.57%

Cash Flows

Free cash flow was $(158) million for the first quarter of 2011 compared to $(80) million for the first quarter of 2010.  The Company defines free cash flow as cash provided by continuing operating activities less additions to property, plant, and equipment from continuing operations.  Free cash flow does not conform to U.S. GAAP and should not be construed as an alternative to the cash flow measures reported in accordance with U.S. GAAP.  The Company uses free cash flow for internal reporting, forecasting and budgeting and believes this information allows the board of directors, management, investors and analysts to better understand the Company’s financial performance.  Free cash flow for the three months ended March 31, 2011 and 2010 is calculated as follows:

	2011	2010

Cash provided by (utilized in) continuing operating activities	$(85)	$16
Additions to property, plant, and equipment - continuing	(73)	(96)

Free cash flow	$(158)	$(80)

Operating activities:  Cash utilized in continuing operating activities was $85 million for the three months ended March 31, 2011, compared with cash provided by continuing operating activities of $16 million for the three months ended March 31, 2010.  The decrease in cash flows from continuing operating activities was primarily due to an increase in working capital of $239 million in 2011 compared to $144 million in 2010.  The larger increase in working capital during 2011 was mainly due to an increase in inventory in the first quarter of 2011 as the Company built inventory levels in anticipation of more sales growth in the current year.  Working capital also increased in the first quarter of 2011 due to higher accounts receivable as a result of the increase in net sales over the prior year.  The decrease in cash flows from continuing operating activities was also due to increased interest payments of $22 million as a result of higher debt balances and a decrease in dividends received from equity investments of $13 million, partially offset by a decrease in cash paid for restructuring activities of $15 million.

Investing activities:  Cash utilized in investing activities was $67 million for the three months ended March 31, 2011 compared to $122 million for the three months ended March 31, 2010.  Capital spending for property, plant and equipment during the three months ended March 31, 2011 was $73 million compared with $96 million in the prior year.  The first quarter of 2010 also included $26 million of cash paid to acquire a glass manufacturing plant in Argentina.  During the first quarter of 2011, the Company received $6 million as it settled the working capital adjustment provision related to the 2010 acquisition in Brazil.

Financing activities:  Cash utilized in financing activities was $65 million for the three months ended March 31, 2011, compared to $190 for the three months ended March 31, 2010.  The decrease in cash utilized in financing activities was due to $144 million paid by the Company in the first quarter of 2010 to repurchase shares of its common stock.

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

There have been no material changes in critical accounting estimates at March 31, 2011 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Forward Looking Statements

This document contains “forward looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Forward looking statements reflect the Company’s current expectations and projections about future events at the time, and thus involve uncertainty and risk. The words “believe,” “expect,” “anticipate,” “will,” “could,” “would,” “should,” “may,” “plan,” “estimate,” “intend,” “predict,” “potential,” “continue,” and the negatives of these words and other similar expressions generally indentify forward looking statements. It is possible the Company’s future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) foreign currency fluctuations relative to the U.S. dollar, (2) changes in capital availability or cost, including interest rate fluctuations, (3) the general political, economic and competitive conditions in markets and countries where the Company has operations, including uncertainties related to the expropriation of the Company’s operations in Venezuela, disruptions in capital markets, disruptions in the supply chain, competitive pricing pressures, inflation or deflation, and changes in tax rates and laws, (4) consumer preferences for alternative forms of packaging, (5) fluctuations in raw material and labor costs, (6) availability of raw materials, (7) costs and availability of energy, including natural gas prices, (8) transportation costs, (9) the ability of the Company to raise selling prices commensurate with energy and other cost increases, (10) consolidation among competitors and customers, (11) the ability of the Company to acquire businesses and expand plants, integrate operations of acquired businesses and achieve expected synergies, (12) unanticipated expenditures with respect to environmental, safety and health laws, (13) the performance by customers of their obligations under purchase agreements, (14) the Company’s ability to further develop its sales, marketing and product development capabilities, and (15) the timing and occurrence of events which are beyond the control of the Company, including any expropriation of the Company’s operations, floods and other natural disasters, and events related to asbestos-related claims. It is not possible to foresee or identify all such factors. Any forward looking statements in this document are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. Forward looking statements are not a guarantee of future performance and actual results or developments may differ materially from expectations. While the Company continually reviews trends and uncertainties affecting the Company’s results of operations and financial condition, the Company does not assume any obligation to update or supplement any particular forward looking statements contained in this document.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

There have been no material changes in market risk at March 31, 2011 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2011.

Management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2010. As required by Rule 13a-15(d) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of any change in the Company’s internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. The Company is undertaking the phased implementation of a global Enterprise Resource Planning software system and believes it is maintaining and monitoring appropriate internal controls during the implementation period.  The Company believes that its internal control environment will be enhanced as a result of this implementation.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

For further information on legal proceedings, see Note 6 to the Condensed Consolidated Financial Statements, “Contingencies,” that is included in Part I of this Report and is incorporated herein by reference.

Item 1A.  Risk Factors.

There have been no material changes in risk factors at March 31, 2011 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Exhibit 101

Financial statements from the quarterly report on Form 10-Q of Owens-Illinois, Inc. for the quarter ended March 31, 2011, formatted in XBRL: (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

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

OWENS-ILLINOIS, INC.

Date	April 28, 2011	By	/s/ Edward C. White
Edward C. White
Senior Vice President and Chief Financial
Officer (Principal Financial Officer; Principal
Accounting Officer)

INDEX TO EXHIBITS

Exhibits

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

101

Financial statements from the quarterly report on Form 10-Q of Owens-Illinois, Inc. for the quarter ended March 31, 2011, formatted in XBRL: (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

*     This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.