Form 10-Q
period 2011-06-30
OWENS ILLINOIS INC /DE/
filed 2011-07-28
CIK 812074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.   20549

(Mark one)	FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2011

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

Owens-Illinois, Inc. $.01 par value common stock — 164,200,656 shares at June 30, 2011.

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

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

 (Dollars in millions, except per share amounts)

	Three months ended June 30,
	2011	2010
Net sales	$1,959	$1,670
Manufacturing, shipping, and delivery expense	(1,604)	(1,287)
Gross profit	355	383

Selling and administrative expense	(146)	(123)
Research, development, and engineering expense	(18)	(15)
Interest expense	(100)	(60)
Interest income	3	4
Equity earnings	19	13
Royalties and net technical assistance	3	4
Other income	2	2
Other expense	(8)	(14)

Earnings from continuing operations before income taxes	110	194
Provision for income taxes	(32)	(51)

Earnings from continuing operations	78	143
Earnings from discontinued operations	2	12

Net earnings	80	155
Net earnings attributable to noncontrolling interests	(7)	(14)
Net earnings attributable to the Company	$73	$141

Amounts attributable to the Company:
Earnings from continuing operations	$71	$132
Earnings from discontinued operations	2	9
Net earnings	$73	$141

Amounts attributable to noncontrolling interests:
Earnings from continuing operations	$7	$11
Earnings from discontinued operations		3
Net earnings	$7	$14

Basic earnings per share:
Earnings from continuing operations	$0.43	$0.80
Earnings from discontinued operations	0.01	0.06
Net earnings	$0.44	$0.86

Weighted average shares outstanding (thousands)	163,633	163,501

Diluted earnings per share:
Earnings from continuing operations	$0.42	$0.79
Earnings from discontinued operations	0.01	0.06
Net earnings	$0.43	$0.85

Weighted diluted average shares (thousands)	166,271	166,459

Comprehensive income, net of tax:
Net earnings	$80	$155
Foreign currency translation adjustments	122	(156)
Pension and other postretirement benefit adjustments	26	25
Change in fair value of derivative instruments		5
Total comprehensive income	228	29
Comprehensive income attributable to noncontrolling interests	(12)	(12)
Comprehensive income attributable to the Company	$216	$17

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

 (Dollars in millions, except per share amounts)

	Six months ended June 30,
	2011	2010
Net sales	$3,678	$3,216
Manufacturing, shipping, and delivery expense	(2,990)	(2,534)
Gross profit	688	682

Selling and administrative expense	(288)	(243)
Research, development, and engineering expense	(34)	(29)
Interest expense	(176)	(116)
Interest income	6	8
Equity earnings	33	26
Royalties and net technical assistance	8	8
Other income	4	3
Other expense	(26)	(22)

Earnings from continuing operations before income taxes	215	317
Provision for income taxes	(60)	(83)

Earnings from continuing operations	155	234
Earnings from discontinued operations	1	15

Net earnings	156	249
Net earnings attributable to noncontrolling interests	(11)	(23)
Net earnings attributable to the Company	$145	$226

Amounts attributable to the Company:
Earnings from continuing operations	$144	$214
Earnings from discontinued operations	1	12
Net earnings	$145	$226

Amounts attributable to noncontrolling interests:
Earnings from continuing operations	$11	$20
Earnings from discontinued operations		3
Net earnings	$11	$23

Basic earnings per share:
Earnings from continuing operations	$0.87	$1.29
Earnings from discontinued operations	0.01	0.07
Net earnings	$0.88	$1.36

Weighted average shares outstanding (thousands)	163,494	165,431

Diluted earnings per share:
Earnings from continuing operations	$0.86	$1.27
Earnings from discontinued operations	0.01	0.07
Net earnings	$0.87	$1.34

Weighted diluted average shares (thousands)	166,193	168,555

Comprehensive income, net of tax:
Net earnings	$156	$249
Foreign currency translation adjustments	196	(192)
Pension and other postretirement benefit adjustments	46	57
Change in fair value of derivative instruments	1	(1)
Total comprehensive income	399	113
Comprehensive income attributable to noncontrolling interests	(20)	(21)
Comprehensive income attributable to the Company	$379	$92

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	June 30, 2011	December 31, 2010	June 30, 2010
Assets
Current assets:
Cash and cash equivalents	$260	$640	$648
Short-term investments, at cost which approximates market			1
Receivables, less allowances for losses and discounts ($41 at June 30, 2011, $40 at December 31, 2010, and $32 at June 30, 2010)	1,322	1,075	1,076
Inventories	1,065	946	856
Prepaid expenses	104	77	69
Assets of discontinued operations			78

Total current assets	2,751	2,738	2,728

Investments and other assets:
Equity investments	330	299	106
Repair parts inventories	156	147	133
Prepaid pension	63	54	41
Other assets	711	588	494
Goodwill	2,957	2,821	2,222
Assets of discontinued operations			36

Total other assets	4,217	3,909	3,032

Property, plant, and equipment, at cost	7,416	7,016	6,231
Less accumulated depreciation	4,240	3,909	3,633

Net property, plant, and equipment	3,176	3,107	2,598

Total assets	$10,144	$9,754	$8,358

CONDENSED CONSOLIDATED BALANCE SHEETS — Continued

	June 30,	December 31,	June 30,
	2011	2010	2010
Liabilities and Share Owners’ Equity
Current liabilities:
Short-term loans and long-term debt due within one year	$371	$354	$272
Current portion of asbestos-related liabilities	170	170	175
Accounts payable	985	878	791
Other liabilities	666	677	656
Liabilities of discontinued operations			25
Total current liabilities	2,192	2,079	1,919

Long-term debt	3,969	3,924	3,228
Deferred taxes	234	203	160
Pension benefits	564	576	534
Nonpension postretirement benefits	259	259	264
Other liabilities	398	381	262
Asbestos-related liabilities	238	306	233
Liabilities of discontinued operations			15
Commitments and contingencies
Share owners’ equity:
Share owners’ equity of the Company:
Common stock, par value $.01 per share, 250,000,000 shares authorized, 181,192,253, 180,808,992, and 180,746,135 shares issued (including treasury shares), respectively	2	2	2
Capital in excess of par value	2,986	3,040	3,047
Treasury stock, at cost, 16,991,597, 17,093,509, and 17,195,395 shares, respectively	(410)	(412)	(414)
Retained earnings	227	82	355
Accumulated other comprehensive loss	(672)	(897)	(1,452)
Total share owners’ equity of the Company	2,133	1,815	1,538
Noncontrolling interests	157	211	205
Total share owners’ equity	2,290	2,026	1,743
Total liabilities and share owners’ equity	$10,144	$9,754	$8,358

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED CASH FLOWS

 (Dollars in millions)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net earnings	$156	$249
Earnings from discontinued operations	(1)	(15)
Non-cash charges (credits):
Depreciation	208	175
Amortization of intangibles and other deferred items	9	13
Amortization of finance fees and debt discount	16	9
Deferred tax benefit	(10)	(8)
Restructuring	12	8
Other	71	89
Asbestos-related payments	(68)	(77)
Cash paid for restructuring activities	(13)	(31)
Change in non-current operating assets	(42)	(25)
Change in non-current liabilities	(37)	(30)
Change in components of working capital	(209)	(208)
Cash provided by continuing operating activities	92	149
Cash provided by discontinued operating activities	2	25
Total cash provided by operating activities	94	174
Cash flows from investing activities:
Additions to property, plant, and equipment - continuing	(153)	(235)
Additions to property, plant, and equipment - discontinued		(1)
Acquisitions, net of cash acquired	(147)	(26)
Cash utilized in investing activities	(300)	(262)
Cash flows from financing activities:
Additions to long-term debt	1,451	690
Repayments of long-term debt	(1,644)	(490)
Increase (decrease) in short-term loans - continuing	61	(7)
Decrease in short-term loans - discontinued		(1)
Net receipts (payments) for hedging activity	(9)	22
Payment of finance fees	(18)	(18)
Dividends paid to noncontrolling interests	(31)	(22)
Treasury shares purchased		(199)
Issuance of common stock and other	2	3
Cash utilized in financing activities	(188)	(22)
Effect of exchange rate fluctuations on cash	14	(20)
Decrease in cash	(380)	(130)
Cash at beginning of period	640	812
Cash at end of period	260	682
Cash - discontinued operations		34
Cash - continuing operations	$260	$648

See accompanying notes.

OWENS-ILLINOIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tabular data dollars in millions,

except share and per share amounts

1.              Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,
	2011	2010
Numerator:
Net earnings attributable to the Company	$73	$141

Denominator (in thousands):
Denominator for basic earnings per share - weighted average shares outstanding	163,633	163,501

Effect of dilutive securities:
Stock options and other	2,638	2,958

Denominator for diluted earnings per share - adjusted weighted average shares outstanding	166,271	166,459

Basic earnings per share:
Earnings from continuing operations	$0.43	$0.80
Earnings from discontinued operations	0.01	0.06
Net earnings	$0.44	$0.86

Diluted earnings per share:
Earnings from continuing operations	$0.42	$0.79
Earnings from discontinued operations	0.01	0.06
Net earnings	$0.43	$0.85

Options to purchase 603,341 and 687,254 weighted average shares of common stock which were outstanding during the three months ended June 30, 2011 and 2010, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

	Six months ended June 30,
	2011	2010
Numerator:
Net earnings attributable to the Company	$145	$226
Net earnings attributable to participating securities		(1)

Numerator for basic earnings per share - income available to common share owners	$145	$225

Denominator (in thousands):
Denominator for basic earnings per share - weighted average shares outstanding	163,494	165,431

Effect of dilutive securities:
Stock options and other	2,699	3,124

Denominator for diluted earnings per share - adjusted weighted average shares outstanding	166,193	168,555

Basic earnings per share:
Earnings from continuing operations	$0.87	$1.29
Earnings from discontinued operations	0.01	0.07
Net earnings	$0.88	$1.36

Diluted earnings per share:
Earnings from continuing operations	$0.86	$1.27
Earnings from discontinud operations	0.01	0.07
Net earnings	$0.87	$1.34

Options to purchase 532,689 and 541,173 weighted average shares of common stock which were outstanding during the six months ended June 30, 2011 and 2010, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

The 2015 Exchangeable Notes have a dilutive effect only in those periods in which the Company’s average stock price exceeds the exchange price of $47.47 per share.  For the three and six months ended June 30, 2011, the Company’s average stock price did not exceed the exchange price.  Therefore, the potentially issuable shares resulting from the settlement of the 2015 Exchangeable Notes were not included in the calculation of diluted earnings per share.

2.  Debt

The following table summarizes the long-term debt of the Company:

	June 30,	December 31,	June 30,
	2011	2010	2010
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$125	$—	$—
Term Loans:
Term Loan A (170 million AUD at June 30, 2011)	183
Term Loan B	600
Term Loan C (116 million CAD at June 30, 2011)	120
Term Loan D (€141 million at June 30, 2011)	205
Fourth Amended and Restated Secured Credit Agreement:
Term Loans:
Term Loan A		92	136
Term Loan B		190	190
Term Loan C		111	105
Term Loan D		253	231
Senior Notes:
6.75%, due 2014		400	400
6.75%, due 2014 (€225 million)		300	275
3.00%, Exchangeable, due 2015	615	607	599
7.375%, due 2016	586	585	584
6.875%, due 2017 (€300 million)	435	401	366
6.75%, due 2020 (€500 million)	725	668
Senior Debentures:
7.80%, due 2018	250	250	250
Other	161	164	108
Total long-term debt	4,005	4,021	3,244
Less amounts due within one year	36	97	16
Long-term debt	$3,969	$3,924	$3,228

On May 19, 2011, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  The proceeds from the Agreement were used to repay all outstanding amounts under the previous credit agreement and the U.S. dollar-denominated 6.75% senior notes due 2014.  On June 7, 2011, the Company also redeemed the euro-denominated 6.75% senior notes due 2014.  The Company recorded $25 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees.

At June 30, 2011, the Agreement included a $900 million revolving credit facility, a 170 million Australian dollar term loan, a $600 million term loan, a 116 million Canadian dollar term loan, and a €141 million term loan, each of which has a final maturity date of May 19, 2016.  At June 30, 2011, the Company’s subsidiary borrowers had unused credit of $631 million available under the Agreement.

The Agreement contains various covenants that restrict, among other things and subject to certain exceptions, the ability of the Company to incur certain liens, make certain investments, become liable under contingent obligations in certain defined instances only, make restricted junior payments, make certain asset sales within guidelines and limits, make capital expenditures beyond a certain threshold, engage in material transactions with shareholders and affiliates, participate in sale and leaseback financing arrangements, alter its fundamental business, and amend certain outstanding debt obligations.

The Agreement also contains one financial maintenance covenant, a Leverage Ratio, that requires the Company not to exceed a ratio calculated by dividing consolidated total debt, less cash and cash equivalents, by Consolidated Adjusted EBITDA, as defined in the Agreement.  The Leverage Ratio could restrict the ability of the Company to undertake additional financing or acquisitions to the extent that such financing or acquisitions would cause the Leverage Ratio to exceed the specified maximum.

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

The Leverage Ratio also determines pricing under the Agreement.  The interest rate on borrowings under the Agreement is, at the Company’s option, the Base Rate or the Eurocurrency Rate, as defined in the Agreement.  These rates include a margin linked to the Leverage Ratio.  The margins range from 1.25% to 2.00% for Eurocurrency Rate loans and from 0.25% to 1.00% for Base Rate loans.  In addition, a facility fee is payable on the revolving credit facility commitments ranging from 0.25% to 0.50% per annum linked to the Leverage Ratio.  The weighted average interest rate on borrowings outstanding under the Agreement at June 30, 2011 was 2.89%. As of June 30, 2011, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

Borrowings under the Agreement are secured by substantially all of the assets, excluding real estate, of the Company’s domestic subsidiaries and certain foreign subsidiaries.  Borrowings are also secured by a pledge of intercompany debt and equity in most of the Company’s domestic subsidiaries and stock of certain foreign subsidiaries.  All borrowings under the agreement are guaranteed by substantially all domestic subsidiaries of the Company for the term of the Agreement.

During October 2006, the Company entered into a €250 million European accounts receivable securitization program.  The program extends through October 2011, subject to annual renewal of backup credit lines.

Information related to the Company’s accounts receivable securitization programs is as follows:

	June 30,	December 31,	June 30,
	2011	2010	2010
Balance (included in short-term loans)	$312	$247	$234

Weighted average interest rate	2.69%	2.40%	2.26%

The carrying amounts reported for the accounts receivable securitization programs, and certain long-term debt obligations subject to frequently redetermined interest rates, approximate fair value.  Fair values for the Company’s significant fixed rate debt obligations are generally based on published market quotations.

Fair values at June 30, 2011 of the Company’s significant fixed rate debt obligations are as follows:

	Principal Amount	Indicated	Fair Value
	(millions of	Market	(millions of
	dollars)	Price	dollars)
Senior Notes:
3.00%, Exchangeable, due 2015	690	98.76	681
7.375%, due 2016	600	108.75	653
6.875%, due 2017 (€300 million)	435	101.13	440
6.75%, due 2020 (€500 million)	725	100.29	727
Senior Debentures:
7.80%, due 2018	250	108.00	270

3.  Supplemental Cash Flow Information

	Six months ended June 30,
	2011	2010
Interest paid in cash	$132	$113

Income taxes paid in cash:
U.S. - continuing	1	3
Non-U.S. - continuing	63	48
Non-U.S. - discontinued operations		3
Total income taxes paid in cash	$64	$54

Cash interest for 2011 includes note repurchase premiums of $16 million related to the second quarter 2011 redemption of the Company’s 6.75% senior notes due 2014.  Cash interest for 2010 includes note repurchase premiums of $6 million related to the second quarter 2010 redemption of the Company’s 8.25% senior notes due 2013.

4.  Share Owners’ Equity

The activity in share owners’ equity for the three months ended June 30, 2011 and 2010 is as follows:

	Share Owners’ Equity of the Company
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Share Owners’ Equity
Balance on April 1, 2011	$2	$3,041	$(411)	$154	$(806)	$201	$2,181
Issuance of common stock (0.2 million shares)		1					1
Reissuance of common stock (0.05 million shares)		1	1				2
Stock compensation		(3)					(3)
Comprehensive income:
Net earnings				73		7	80
Foreign currency translation adjustments					117	5	122
Pension and other postretirement benefit adjustments, net of tax					26		26
Acquisition of noncontrolling interest		(54)			(9)	(43)	(106)
Dividends paid to noncontrolling interests on subsidiary common stock						(13)	(13)
Balance on June 30, 2011	$2	$2,986	$(410)	$227	$(672)	$157	$2,290

	Share Owners’ Equity of the Company
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Share Owners’ Equity
Balance on April 1, 2010	$2	$2,949	$(360)	$214	$(1,328)	$210	$1,687
Issuance of common stock (0.2 million shares)		2					2
Reissuance of common stock (0.1 million shares)		1	1				2
Treasury shares purchased (1.6 million shares)			(55)				(55)
Stock compensation		4					4
Issuance of exchangeable notes		91					91
Comprehensive income:
Net earnings				141		14	155
Foreign currency translation adjustments					(154)	(2)	(156)
Pension and other postretirement benefit adjustments, net of tax					25		25
Change in fair value of derivative instruments, net of tax					5		5
Dividends paid to noncontrolling interests on subsidiary common stock						(17)	(17)
Balance on June 30, 2010	$2	$3,047	$(414)	$355	$(1,452)	$205	$1,743

The activity in share owners’ equity for the six months ended June 30, 2011 and 2010 is as follows:

	Share Owners’ Equity of the Company
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Share Owners’ Equity
Balance on January 1, 2011	$2	$3,040	$(412)	$82	$(897)	$211	$2,026
Issuance of common stock (0.2 million shares)		3					3
Reissuance of common stock (0.1 million shares)		1	2				3
Stock compensation		(4)					(4)
Comprehensive income:
Net earnings				145		11	156
Foreign currency translation adjustments					187	9	196
Pension and other postretirement benefit adjustments, net of tax					46		46
Change in fair value of derivative instruments, net of tax					1		1
Acquisition of noncontrolling interest		(54)			(9)	(43)	(106)
Dividends paid to noncontrolling interests on subsidiary common stock						(31)	(31)
Balance on June 30, 2011	$2	$2,986	$(410)	$227	$(672)	$157	$2,290

	Share Owners’ Equity of the Company
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Share Owners’ Equity
Balance on January 1, 2010	$2	$2,942	$(217)	$129	$(1,318)	$198	$1,736
Issuance of common stock (0.8 million shares)		4					4
Reissuance of common stock (0.1 million shares)		1	2				3
Treasury shares purchased (6.0 million shares)			(199)				(199)
Stock compensation		9					9
Issuance of exchangeable notes		91					91
Comprehensive income:
Net earnings				226		23	249
Foreign currency translation adjustments					(190)	(2)	(192)
Pension and other postretirement benefit adjustments, net of tax					57		57
Change in fair value of derivative instruments, net of tax					(1)		(1)
Noncontrolling interests’ share of acquisition						8	8
Dividends paid to noncontrolling interests on subsidiary common stock						(22)	(22)
Balance on June 30, 2010	$2	$3,047	$(414)	$355	$(1,452)	$205	$1,743

The acquisition of noncontrolling interests for the three and six months ended June 30, 2011 was related to the Company purchasing the noncontrolling interest in its southern Brazil operations.

5.  Inventories

Major classes of inventory are as follows:

	June 30,	December 31,	June 30,
	2011	2010	2010
Finished goods	$890	$786	$713
Raw materials	121	106	94
Operating supplies	54	54	49

	$1,065	$946	$856

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

As of June 30, 2011, the Company has determined that it is a named defendant in asbestos lawsuits and claims involving approximately 5,700 plaintiffs and claimants.  Based on an analysis of the lawsuits pending as of December 31, 2010, approximately 76% of plaintiffs either do not specify the monetary damages sought, or in the case of court filings, claim an amount sufficient to invoke the jurisdictional minimum of the trial court.  Approximately 22% of plaintiffs specifically plead damages of $15 million or less, and 2% of plaintiffs specifically plead damages greater than $15 million but less than $100 million.  Fewer than 1% of plaintiffs specifically plead damages $100 million or greater but less than $122 million.

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

In addition to the pending claims set forth above, the Company has claims-handling agreements in place with many plaintiffs’ counsel throughout the country.  These agreements require evaluation and negotiation regarding whether particular claimants qualify under the criteria established by such agreements. The criteria for such claims include verification of a compensable illness and a reasonable probability of exposure to a product manufactured by the Company’s former business unit during its manufacturing period ending in 1958.  Some plaintiffs’ counsel have historically withheld claims under these agreements for later presentation while focusing their attention on active litigation in the tort system.  The Company believes that as of June 30, 2011 there are approximately 500 claims against other defendants which are likely to be asserted some time in the future against the Company. These claims are not included in the pending “lawsuits and claims” totals set forth above.

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

Since receiving its first asbestos claim, the Company as of June 30, 2011, has disposed of the asbestos claims of approximately 384,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $7,900.  Certain of these dispositions have included deferred amounts payable over a number of years.  Deferred amounts payable totaled approximately $21 million at June 30, 2011 ($26 million at December 31, 2010) and are included in the foregoing average indemnity payment per claim.  The Company’s asbestos indemnity payments have varied on a per claim basis, and are expected to continue to vary considerably over time.  As discussed above, a part of the Company’s objective is to achieve, where possible, resolution of asbestos claims pursuant to claims-handling agreements.  Failure of claimants to meet certain medical and product exposure criteria in the Company’s administrative claims handling agreements has generally reduced the number of marginal or suspect claims that would otherwise have been received.  In addition, certain courts and legislatures have reduced or eliminated the number of marginal or suspect claims that the Company otherwise would have received.  These developments generally have had the effect of increasing the Company’s per-claim average indemnity payment.

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

The Company continues to deny the conspiracy allegations in this case and will vigorously challenge this verdict, if necessary, in the appellate courts, and, therefore, has made no change to its asbestos-related liability as of June 30, 2011.  While the Company cannot predict the ultimate outcome of this lawsuit, the Company and other conspiracy defendants have successfully challenged jury verdicts in similar cases.

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

Financial information for the three-month periods ended June 30, 2011 and 2010 regarding the Company’s reportable segments is as follows:

	2011	2010
Net sales:
Europe	$887	$716
North America	506	516
South America	302	207
Asia Pacific	246	223

Reportable segment totals	1,941	1,662
Other	18	8
Net sales	$1,959	$1,670

	2011	2010
Segment Operating Profit:
Europe	$107	$104
North America	56	87
South America	53	49
Asia Pacific	9	31
Reportable segment totals	225	271

Items excluded from Segment Operating Profit:
Retained corporate costs and other	(14)	(13)
Restructuring	(4)	(8)
Interest income	3	4
Interest expense	(100)	(60)
Earnings from continuing operations before income taxes	$110	$194

Financial information for the six-month periods ended June 30, 2011 and 2010 regarding the Company’s reportable segments is as follows:

	2011	2010
Net sales:
Europe	$1,585	$1,384
North America	969	960
South America	571	382
Asia Pacific	508	473

Reportable segment totals	3,633	3,199
Other	45	17
Net sales	$3,678	$3,216

	2011	2010
Segment Operating Profit:
Europe	$178	$160
North America	115	150
South America	98	86
Asia Pacific	33	68
Reportable segment totals	424	464

Items excluded from Segment Operating Profit:
Retained corporate costs and other	(27)	(31)
Restructuring	(12)	(8)
Interest income	6	8
Interest expense	(176)	(116)
Earnings from continuing operations before income taxes	$215	$317

Financial information regarding the Company’s total assets is as follows:

	June 30,	December 31,	June 30,
	2011	2010	2010
Total assets:
Europe	$3,954	$3,618	$3,402
North America	1,993	1,961	2,005
South America	1,802	1,680	789
Asia Pacific	2,109	2,047	1,610

Reportable segment totals	9,858	9,306	7,806
Other	286	448	552
Consolidated totals	$10,144	$9,754	$8,358

8. Other Expense

Other expense for the three months and six months ended June 30, 2011, includes charges totaling $4 million and $12 million, respectively, for restructuring charges in the Company’s Asia Pacific segment.  See Note 9 for additional information.

During the three and six months ended June 30, 2010, the Company recorded charges totaling $8 million for restructuring and asset impairment related to the Company’s strategic review of its global manufacturing footprint.  See Note 9 for additional information.

9.  Restructuring Accruals

Beginning in 2007, the Company commenced a strategic review of its global profitability and manufacturing footprint.  The Company concluded its global review as of December 31, 2009, with the final actions implemented in the first half of 2010.  Amounts recorded by the Company do not include any future gains that may be realized upon the ultimate sale or disposition of closed facilities.

The Company continually reviews its manufacturing footprint and may close various operations due to plant efficiencies, integration of acquisitions, and other market factors.  These restructuring actions taken by the Company are not related to the strategic review of manufacturing operations discussed above.  As part of this continuing review of its manufacturing footprint, the Company recorded restructuring charges of $8 million in the first quarter of 2011 for employee costs related to a plant closing and the related relocation of business to other facilities in its Asia Pacific segment.  In addition, the Company recorded $4 million of restructuring charges in the second quarter of 2011 for employee costs related to the closure of a machine line in its Asia Pacific segment.

Selected information related to the restructuring accruals for the strategic footprint review and other restructuring actions for the first six months of 2011 and 2010 is as follows:

	Strategic Footprint Review			Other
	Employee Costs	Other	Total	Restructuring Actions	Total Restructuring

Balance at January 1, 2011	$27	$25	$52	$27	$79
First quarter 2011 charges				8	8
Net cash paid, principally severance and related benefits	(2)	(2)	(4)		(4)
Other, principally foreign exchange translation	2		2		2
Balance at March 31, 2011	27	23	50	35	85
Second quarter 2011 charges				4	4
Net cash paid, principally severance and related benefits	(2)		(2)	(7)	(9)
Other, principally foreign exchange translation			—	(2)	(2)
Balance at June 30, 2011	$25	$23	$48	$30	$78

Balance at January 1, 2010	$93	$26	$119	$27	$146
Net cash paid, principally severance and related benefits	(18)	(1)	(19)		(19)
Other, principally foreign exchange translation	(1)		(1)		(1)
Balance at March 31, 2010	74	25	99	27	126
Second quarter 2010 charges	(2)	10	8		8
Write-down of assets to net realizable value		(1)	(1)		(1)
Net cash paid, principally severance and related benefits	(9)	(3)	(12)		(12)
Other, principally foreign exchange translation	(3)	(1)	(4)		(4)
Balance at June 30, 2010	$60	$30	$90	$27	$117

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

The amortization of the proceeds from the terminated interest rate swaps reduced interest expense $10 million and $11 million for the three and six months ended June 30, 2010, respectively.

Commodity Futures Contracts Designated as Cash Flow Hedges

In North America, the Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows.  The Company continually evaluates the natural gas market and related price risk and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements.  The majority of the sales volume in North America is tied to customer contracts that contain provisions that pass the price of natural gas to the customer.  In certain of these contracts, the customer has the option of fixing the natural gas price component for a specified period of time.  At June 30, 2011 and 2010, the Company had entered into commodity futures contracts covering approximately 6,300,000 MM BTUs and 4,800,000 MM BTUs, respectively, primarily related to customer requests to lock the price of natural gas.

The Company accounts for the above futures contracts as cash flow hedges at June 30, 2011 and recognizes them on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owners’ equity (“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. At June 30, 2011 and 2010, an unrecognized loss of $2 million and $2 million, respectively, related to the commodity futures contracts was included in Accumulated OCI, and will be reclassified into earnings over the next twelve to twenty-four months.  Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.  The ineffectiveness related to these natural gas hedges for the three and six months ended June 30, 2011 and 2010 was not material.

The effect of the commodity futures contracts on the results of operations for the three months ended June 30, 2011 and 2010 is as follows:

		Amount of Loss
		Reclassified from
Amount of Gain (Loss)		Accumulated OCI into
Recognized in OCI on		Income (reported in
Commodity Futures Contracts		manufacturing, shipping, and
(Effective Portion)		delivery) (Effective Portion)
2011	2010	2011	2010

$(1)	$1	$(1)	$(4)

The effect of the commodity futures contracts on the results of operations for the six months ended June 30, 2011 and 2010 is as follows:

		Amount of Loss
		Reclassified from
Amount of Loss		Accumulated OCI into
Recognized in OCI on		Income (reported in
Commodity Futures Contracts		manufacturing, shipping, and
(Effective Portion)		delivery) (Effective Portion)
2011	2010	2011	2010

$(2)	$(6)	$(3)	$(5)

Senior Notes Designated as Net Investment Hedge

During December 2004, a U.S. subsidiary of the Company issued senior notes totaling €225 million.  These notes were designated by the Company’s subsidiary as a hedge of a portion of its net investment in a non-U.S. subsidiary with a Euro functional currency.  Because the amount of the senior notes matched the hedged portion of the net investment, there was no hedge ineffectiveness. Accordingly, the Company recorded the impact of changes in the foreign currency exchange rate on the Euro-denominated notes in OCI.    During the second quarter of 2011, the senior notes designated as the net investment hedge were redeemed by a subsidiary of the Company.  The amount recorded in OCI related to this net investment hedge will be reclassified into earnings when the Company sells or liquidates its net investment in the non-U.S. subsidiary.

The effect of the net investment hedge on the results of operations for the three and six months ended June 30, 2011 and 2010 is as follows:

Amount of Gain (Loss) Recognized in OCI
Three Months Ended June 30,		Six Months Ended June 30,
2011	2010	2011	2010

$(7)	$27	$(25)	$51

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

At June 30, 2011 and 2010, various subsidiaries of the Company had outstanding forward exchange and option agreements denominated in various currencies covering the equivalent of approximately $890 million and $610 million, respectively, related primarily to intercompany transactions and loans.

The effect of the forward exchange contracts on the results of operations for the three months ended June 30, 2011 and 2010 is as follows:

	Amount of Gain (Loss)
Location of Gain (Loss)	Recognized in Income on
Recognized in Income on	Forward Exchange Contracts
Forward Exchange Contracts	2011	2010

Other expense	$(17)	$18

The effect of the forward exchange contracts on the results of operations for the six months ended June 30, 2011 and 2010 is as follows:

	Amount of Gain (Loss)
Location of Gain (Loss)	Recognized in Income on
Recognized in Income on	Forward Exchange Contracts
Forward Exchange Contracts	2011	2010

Other expense	$(24)	$41

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

		Fair Value
	Balance Sheet Location	June 30, 2011	December 31, 2010	June 30, 2010

Asset Derivatives:
Derivatives not designated as hedging instruments:
Foreign exchange contracts	a	$4	$5	$24
Foreign exchange contracts	b		2	2
Foreign exchange contracts	c	1	1
Total derivatives not designated as hedging instruments:		5	8	26
Total asset derivatives		$5	$8	$26

Liability Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	c	$2	$3	$3

Derivatives not designated as hedging instruments:
Foreign exchange contracts	c	9	21	6
Total liability derivatives		$11	$24	$9

11.  Pensions Benefit Plans and Other Postretirement Benefits

The components of the net periodic pension cost for the three months ended June 30, 2011 and 2010 are as follows:

	U.S.		Non-U.S.
	2011	2010	2011	2010
Service cost	$6	$7	$7	$5
Interest cost	31	33	21	18
Expected asset return	(47)	(48)	(23)	(19)

Amortization:
Actuarial loss	21	17	6	5

Net amortization	21	17	6	5

Net periodic pension cost	$11	$9	$11	$9

The components of the net periodic pension cost for the six months ended June 30, 2011 and 2010 are as follows:

	U.S.		Non-U.S.
	2011	2010	2011	2010
Service cost	$13	$13	$12	$10
Interest cost	62	66	42	38
Expected asset return	(94)	(96)	(44)	(39)

Amortization:
Actuarial loss	42	35	12	10

Net amortization	42	35	12	10

Net periodic pension cost	$23	$18	$22	$19

The components of the net postretirement benefit cost for the three months ended June 30, 2011 and 2010 are as follows:

	U.S.		Non-U.S.
	2011	2010	2011	2010
Service cost	$—	$—	$1	$—
Interest cost	2	3	1	1

Amortization:
Prior service credit	(1)	(1)
Actuarial loss	2	2

Net amortization	1	1	—	—

Net postretirement benefit cost	$3	$4	$2	$1

The components of the net postretirement benefit cost for the six months ended June 30, 2011 and 2010 are as follows:

	U.S.		Non-U.S.
	2011	2010	2011	2010
Service cost	$—	$—	$1	$1
Interest cost	5	6	2	2

Amortization:
Prior service credit	(2)	(2)
Actuarial loss	3	3

Net amortization	1	1	—	—

Net postretirement benefit cost	$6	$7	$3	$3

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

Since the issuance of the decree, the Company has cooperated with the Venezuelan government, as it is compelled to do under Venezuelan law, to provide for an orderly transition while ensuring the safety and well-being of the employees and the integrity of the production facilities.  The Company has been engaged in negotiations with the Venezuelan government in relation to certain aspects of the expropriation, including the compensation payable by the government as a result of its expropriation.  The Company reserves and will continue to reserve the right to seek and obtain just compensation, representing the market value of its investment in Venezuela, in exchange for the expropriated assets pursuant to, as appropriate, applicable domestic and/or international law.  The Company is unable at this stage to predict the amount, or timing of receipt, of compensation it will ultimately receive.

The Company considered the disposal of these assets to be complete as of December 31, 2010.  As a result, and in accordance with generally accepted accounting principles, the Company has presented the results of operations for its Venezuelan subsidiaries in the Consolidated Results of Operations for the three and six months ended June 30, 2010, as discontinued operations.  At June 30, 2010, the assets and liabilities of the Venezuelan operations are presented in the Consolidated Balance Sheets as the assets and liabilities of discontinued operations.

The following summarizes the revenues and expenses of the Venezuelan operations reported as discontinued operations in the Consolidated Results of Operations for the periods indicated:

	Three months ended	Six months ended
	June 30,	June 30,
	2010	2010

Net sales	$41	$77
Manufacturing, shipping, and delivery	(27)	(52)
Gross profit	14	25

Selling and administrative expense	(2)	(3)
Other expense	4	(1)

Earnings from discontinued operations before income taxes	16	21
Provision for income taxes	(4)	(6)
Net earnings from discontinued operations	12	15
Net earnings from discontinued operations attributable to noncontrolling interests	(3)	(3)

Net earnings from discontinued operations attributable to the Company	$9	$12

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

The condensed consolidated balance sheet at June 30, 2010 included the following assets and liabilities related to the discontinued operations of the Company’s Venezuelan subsidiaries:

Assets:
Cash	$34
Accounts receivable	23
Inventories	18
Prepaid expenses	3

Total current assets	78

Other long-term assets	6
Net property, plant, and equipment	30

Total assets	$114

Liabilities:
Accounts payable and other current liabilities	$25
Other long-term liabilities	15

Total liabilities	$40

13. New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued guidance related to the financial statement presentation of other comprehensive income (OCI). The guidance requires that OCI be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is effective for fiscal years, and interim periods, beginning after December 15, 2011.  Adoption of this guidance only impacts presentation and disclosure of OCI, with no impact on the Company’s results of operations, financial position or cash flows.

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

	June 30, 2011
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Accounts receivable	$—	$—	$1,322	$—	$1,322
Inventories			1,065		1,065
Other current assets			364		364

Total current assets	—	—	2,751	—	2,751
Investments in and advances to subsidiaries	2,791	2,541		(5,332)	—

Goodwill			2,957		2,957
Other non-current assets			1,260		1,260

Total other assets	2,791	2,541	4,217	(5,332)	4,217

Property, plant and equipment, net			3,176		3,176

Total assets	$2,791	$2,541	$10,144	$(5,332)	$10,144

Current liabilities :
Accounts payable and accrued liabilities	$—	$—	$1,651	$—	$1,651
Current portion of asbestos liability	170				170
Short-term loans and long-term debt due within one year			371		371

Total current liabilities	170	—	2,022	—	2,192

Long-term debt	250		3,969	(250)	3,969
Asbestos-related liabilities	238				238
Other non-current liabilities			1,455		1,455
Total share owners’ equity of the Company	2,133	2,541	2,541	(5,082)	2,133
Noncontrolling interests			157		157

Total liabilities and share owners’ equity	$2,791	$2,541	$10,144	$(5,332)	$10,144

	December 31, 2010
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Accounts receivable	$—	$—	$1,075	$—	$1,075
Inventories			946		946
Other current assets			717		717

Total current assets	—	—	2,738	—	2,738
Investments in and advances to subsidiaries	2,541	2,291		(4,832)	—

Goodwill			2,821		2,821
Other non-current assets			1,088		1,088

Total other assets	2,541	2,291	3,909	(4,832)	3,909

Property, plant and equipment, net			3,107		3,107

Total assets	$2,541	$2,291	$9,754	$(4,832)	$9,754

Current liabilities :
Accounts payable and accrued liabilities	$—	$—	$1,555	$—	$1,555
Current portion of asbestos liability	170				170
Short-term loans and long-term debt due within one year			354		354

Total current liabilities	170	—	1,909	—	2,079

Long-term debt	250		3,924	(250)	3,924
Asbestos-related liabilities	306				306
Other non-current liabilities			1,419		1,419
Total share owners’ equity of the Company	1,815	2,291	2,291	(4,582)	1,815
Noncontrolling interests			211		211

Total liabilities and share owners’ equity	$2,541	$2,291	$9,754	$(4,832)	$9,754

	June 30, 2010
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Accounts receivable	$—	$—	$1,076	$—	$1,076
Inventories			856		856
Other current assets			718		718
Assets of discontinued operations			78		78

Total current assets	—	—	2,728	—	2,728
Investments in and advances to subsidiaries	2,196	1,946		(4,142)	—

Goodwill			2,222		2,222
Other non-current assets			774		774
Assets of discontinued operations			36		36

Total other assets	2,196	1,946	3,032	(4,142)	3,032

Property, plant and equipment, net			2,598		2,598

Total assets	$2,196	$1,946	$8,358	$(4,142)	$8,358

Current liabilities :
Accounts payable and accrued liabilities	$—	$—	$1,447	$—	$1,447
Current portion of asbestos liability	175				175
Short-term loans and long-term debt due within one year			272		272
Liabilities of discontinued operations			25		25

Total current liabilities	175	—	1,744	—	1,919

Liabilities of discontinued operations			15		15
Long-term debt	250		3,228	(250)	3,228
Asbestos-related liabilities	233				233
Other non-current liabilities			1,220		1,220
Total share owners’ equity of the Company	1,538	1,946	1,946	(3,892)	1,538
Noncontrolling interests			205		205

Total liabilities and share owners’ equity	$2,196	$1,946	$8,358	$(4,142)	$8,358

	Three months ended June 30, 2011
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,959	$—	$1,959
Manufacturing, shipping, and delivery			(1,604)		(1,604)

Gross profit	—	—	355	—	355

Research, engineering, selling, administrative, and other			(172)		(172)
External interest expense	(5)		(95)		(100)
Intercompany interest expense		(5)	(5)	10	—
External interest income			3		3
Intercompany interest income	5	5		(10)	—
Equity earnings from subsidiaries	73	73		(146)	—
Other equity earnings			19		19
Other income			5		5

Earnings before income taxes	73	73	110	(146)	110
Provision for income taxes			(32)		(32)

Earnings from continuing operations	73	73	78	(146)	78
Earnings from discontinued operations			2		2

Net earnings	73	73	80	(146)	80
Net earnings attributable to noncontrolling interest			(7)		(7)

Net earnings attributable to the Company	$73	$73	$73	$(146)	$73

	Three months ended June 30, 2010
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,670	$—	$1,670
Manufacturing, shipping, and delivery			(1,287)		(1,287)

Gross profit	—	—	383	—	383

Research, engineering, selling, administrative, and other			(152)		(152)
External interest expense	(5)		(55)		(60)
Intercompany interest expense		(5)	(5)	10	—
External interest income			4		4
Intercompany interest income	5	5		(10)	—
Equity earnings from subsidiaries	141	141		(282)	—
Other equity earnings			13		13
Other income			6		6

Earnings from continuing operations before income taxes	141	141	194	(282)	194
Provision for income taxes			(51)		(51)

Earnings from continuing operations	141	141	143	(282)	143
Earnings from discontinued operations			12		12

Net earnings	141	141	155	(282)	155
Net earnings attributable to noncontrolling interest			(14)		(14)

Net earnings attributable to the Company	$141	$141	$141	$(282)	$141

	Six months ended June 30, 2011
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$3,678	$—	$3,678
Manufacturing, shipping, and delivery			(2,990)		(2,990)

Gross profit	—	—	688	—	688

Research, engineering, selling, administrative, and other			(348)		(348)
External interest expense	(10)		(166)		(176)
Intercompany interest expense		(10)	(10)	20	—
External interest income			6		6
Intercompany interest income	10	10		(20)	—
Equity earnings from subsidiaries	145	145		(290)	—
Other equity earnings			33		33
Other income			12		12

Earnings from continuing operations before income taxes	145	145	215	(290)	215
Provision for income taxes			(60)		(60)

Earnings from continuing operations	145	145	155	(290)	155
Earnings from discontinued operations			1		1

Net earnings	145	145	156	(290)	156
Net earnings attributable to noncontrolling interest			(11)		(11)

Net earnings attributable to the Company	$145	$145	$145	$(290)	$145

	Six months ended June 30, 2010
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$3,216	$—	$3,216
Manufacturing, shipping, and delivery			(2,534)		(2,534)

Gross profit	—	—	682	—	682

Research, engineering, selling, administrative, and other			(294)		(294)
External interest expense	(11)		(105)		(116)
Intercompany interest expense		(11)	(11)	22	—
External interest income			8		8
Intercompany interest income	11	11		(22)	—
Equity earnings from subsidiaries	226	226		(452)	—
Other equity earnings			26		26
Other income			11		11

Earnings from continuing operations before income taxes	226	226	317	(452)	317
Provision for income taxes			(83)		(83)

Earnings from continuing operations	226	226	234	(452)	234
Earnings from discontinued operations			15		15

Net earnings	226	226	249	(452)	249
Net earnings attributable to noncontrolling interest			(23)		(23)

Net earnings attributable to the Company	$226	$226	$226	$(452)	$226

	Six months ended June 30, 2011
			Non-
		Guarantor	Guarantor
Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash provided by (used in) operating activities	$(68)	$—	$162	$—	$94

Cash used in investing activities			(300)		(300)

Cash provided by (used in) financing activities	68		(256)		(188)

Effect of exchange rate change on cash			14		14

Net change in cash	—	—	(380)	—	(380)

Cash at beginning of period			640		640

Cash at end of period	$—	$—	$260	$—	$260

	Six months ended June 30, 2010
			Non-
		Guarantor	Guarantor
Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash provided by (used in) operating activities	$(77)	$—	$251	$—	$174

Cash used in investing activities			(262)		(262)

Cash provided by (used in) financing activities	77		(99)		(22)

Effect of exchange rate change on cash			(20)		(20)

Net change in cash	—	—	(130)	—	(130)

Cash at beginning of period			812		812

Cash at end of period	$—	$—	$682	$—	$682

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Following are the Company’s net sales by segment and Segment Operating Profit for the three and six months ended June 30, 2011 and 2010 (dollars in millions).  The Company’s measure of profit for its reportable segments is Segment Operating Profit, which consists of consolidated earnings from continuing operations before interest income, interest expense, and provision for income taxes and excludes amounts related to certain items that management considers not representative of ongoing operations as well as certain retained corporate costs.  The segment data presented below is prepared in accordance with general accounting principles for segment reporting.  The line titled ‘reportable segment totals’, however, is a non-GAAP measure when presented outside of the financial statement footnotes.  Management has included ‘reportable segment totals’ below to facilitate the discussion and analysis of financial condition and results of operations.  The Company’s management uses Segment Operating Profit, in combination with net sales and selected cash flow information, to evaluate performance and to allocate resources.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net Sales:
Europe	$887	$716	$1,585	$1,384
North America	506	516	969	960
South America	302	207	571	382
Asia Pacific	246	223	508	473
Reportable segment totals	1,941	1,662	3,633	3,199
Other	18	8	45	17
Net Sales	$1,959	$1,670	$3,678	$3,216

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Segment Operating Profit:
Europe	$107	$104	$178	$160
North America	56	87	115	150
South America	53	49	98	86
Asia Pacific	9	31	33	68
Reportable segment totals	225	271	424	464

Items excluded from Segment Operating Profit:
Retained corporate costs and other	(14)	(13)	(27)	(31)
Restructuring	(4)	(8)	(12)	(8)
Interest income	3	4	6	8
Interest expense	(100)	(60)	(176)	(116)
Earnings from continuing operations before income taxes	110	194	215	317
Provision for income taxes	(32)	(51)	(60)	(83)
Earnings from continuing operations	78	143	155	234
Earnings from discontinued operations	2	12	1	15
Net earnings	80	155	156	249
Net earnings attributable to noncontrolling interests	(7)	(14)	(11)	(23)
Net earnings attributable to the Company	$73	$141	$145	$226

Note:  All amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Quarters ended June 30, 2011 and 2010

Second Quarter 2011 Highlights

•                  Net sales increased as 2010 acquisitions and improving market conditions drove a more than 6% increase in tonnes shipped

•                  Lower Segment Operating Profit due to higher cost inflation and manufacturing costs

•                  Completed new $2 billion bank credit agreement and redeemed $400 million and €225 million senior notes due 2014

Net sales were $289 million higher than the prior year, primarily due to higher sales volumes driven by recent acquisitions and the favorable effect of changes in foreign currency exchange rates.

Segment Operating Profit for reportable segments was $46 million lower than the prior year.  The decrease was mainly attributable to additional cost inflation, production and supply chain issues in North America, and lower sales volumes in Australia and New Zealand which required lower production levels.

Interest expense for the second quarter of 2011 increased $40 million over the second quarter of 2010.  The increase was principally due to note repurchase premiums and the write-off of finance fees related to debt redeemed in the second quarter of 2011, as well as additional interest related to debt issued in 2010 to fund acquisitions.

Net earnings from continuing operations attributable to the Company for the second quarter of 2011 was $71 million, or $0.42 per share (diluted), compared with $132 million, or $0.79 per share (diluted), for the second quarter of 2010.  Earnings in both periods included items that management considered not representative of ongoing operations.  These items decreased net earnings attributable to the Company in 2011 by $27 million, or $0.17 per share, and decreased net earnings attributable to the Company in 2010 by $8 million, or $0.05 per share.

Results of Operations — Second Quarter of 2011 compared with Second Quarter of 2010

Net Sales

The Company’s net sales in the second quarter of 2011 were $1,959 million compared with $1,670 million for the second quarter of 2010, an increase of $289 million, or 17%. The increase in net sales was primarily due to higher glass container shipments and the favorable effects of changes in foreign currency exchange rates.  Glass container shipments, in tonnes, were up  over 6% in the second quarter of 2011 compared to the second quarter of 2010.  Sales volumes were up in all end-use categories, with the acquisitions in Argentina, Brazil and China in 2010 representing 5% of the 6% volume growth.  The remaining increase in volume was due to improving market conditions, as favorable demand in Europe and South America more than offset lower volume in Australia and New Zealand.  Foreign currency exchange rate changes increased net sales in the second quarter of 2011 compared to the prior year, primarily due to a stronger Euro in relation to the U.S. dollar.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales - 2010		$1,662
Sales volume	$97
Price
Net effect of price and mix	(3)
Cost pass-through provisions	(2)
Effects of changing foreign currency rates	187

Total effect on net sales		279
Net sales - 2011		$1,941

Cost pass-through provisions include monthly or quarterly contractual provisions as well as the transfer of certain third-party costs, such as shipping, to customers, primarily in North America.

Europe:  Net sales in Europe in the second quarter of 2011 were $887 million compared with $716 million for the second quarter of 2010, an increase of $171 million, or 24%.  Glass container shipment levels increased mid-single digits as demand grew across all key end-use categories.  The remaining increase in net sales was due to the favorable effects of foreign currency exchange rate changes, as the Euro strengthened in relation to the U.S. dollar.

North America:  Net sales in North America in the second quarter of 2011 were $506 million compared with $516 million for the second quarter of 2010, a decrease of $10 million, or 2%.  The decrease in net sales was due to lower glass container shipments in the current quarter, particularly in the beer category. The lower shipments were caused, in part, by missed sales opportunities resulting from low inventory levels and supply chain issues during the quarter.  The decrease in net sales from lower sales volume was partially offset by the favorable effects of foreign currency exchange rate changes due to a stronger Canadian dollar in relation to the U.S. dollar.

South America:  Net sales in South America in the second quarter of 2011 were $302 million compared with $207 million for the second quarter of 2010, an increase of $95 million, or 46%.  Glass container shipments were up more than 35% in the second quarter of 2011 compared to the prior year.  The acquisitions in Argentina and Brazil in 2010 accounted for approximately two-thirds of this volume increase.  The remaining volume increase was due to strong growth in the region, primarily in Brazil, Peru and Argentina.  The favorable effects of foreign currency exchange rate changes also contributed to the increase in net sales in the second quarter of 2011, primarily due to the strengthening of the Brazilian real in relation to the U.S. dollar.

Asia Pacific:  Net sales in Asia Pacific in the second quarter of 2011 were $246 million compared with $223 million for the second quarter of 2010, an increase of $23 million, or 10%.  Glass container shipment levels increased low-single digits, with all the increase attributable to the acquisitions in China in 2010.  Glass container shipments of wine and beer bottles in Australia and New Zealand were down nearly 20% in the current quarter compared to the prior year.  The decrease in shipments of wine bottles was primarily due to the strong Australian dollar, which negatively impacted wine exports from the country.  In addition, beer consumption decreased as high interest rates in Australia and New Zealand lowered consumers’ disposable income. The favorable effects of foreign currency exchange rate changes also contributed to the increase in net sales in the second quarter of 2011, primarily due to the strengthening of the Australian and New Zealand dollars in relation to the U.S. dollar.

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

Segment Operating Profit of reportable segments in the second quarter of 2011 was $225 million compared to $271 million for the second quarter of 2010, a decrease of $46 million, or 17%.  The decrease in Segment Operating Profit was primarily due to higher manufacturing and delivery costs, principally due to $60 million of cost inflation, $26 million of production and supply chain issues in North America, and $10 million related to lower production levels in Asia Pacific, partially offset by $10 million from the North America footprint realignment efforts completed in 2010.  The cost inflation in the second quarter of 2011 was driven by higher raw material, labor and energy prices.  The higher raw material prices were mainly due to the increased cost of soda ash in all regions.  The energy inflation was primarily due to the rapid rise in European energy prices, and will likely result in higher energy costs for the remainder of 2011. Partially offsetting the higher manufacturing and delivery costs were the benefits of the higher sales volume and favorable effects of foreign currency exchange rate changes.

The change in Segment Operating Profit of reportable segments can be summarized as follows (dollars in millions):

Segment Operating Profit - 2010		$271
Sales volume	$26
Net effect of price and mix	(3)
Manufacturing and delivery	(78)
Operating expenses and other	(4)
Effects of changing foreign currency rates	13

Total net effect on Segment Operating Profit		(46)
Segment Operating Profit - 2011		$225

Europe:  Segment operating profit in Europe in the second quarter of 2011 was $107 million compared with $104 million in the second quarter of 2010, an increase of $3 million, or 3%.  Higher sales volume and the favorable effects of a stronger Euro in relation to the U.S. dollar contributed to the increased operating profit.  Partially offsetting these increases to operating profit was additional cost inflation, primarily driven by higher energy prices.  In response to the rise in energy prices, the Company has initiated an energy surcharge in Europe which will help to offset the higher cost in the second half of 2011.  The Company expects to recover the remainder of the cost inflation in Europe through higher selling prices in 2012.

North America:  Segment operating profit in North America in the second quarter of 2011 was $56 million compared with $87 million in the second quarter of 2010, a decrease of $31 million, or 36%.  The lower operating profit in this region was due to the lower sales volume and higher manufacturing and delivery costs, driven by cost inflation and production and supply chain issues, partially offset by footprint realignment savings. This segment also incurred expenses related to building its sales and marketing capabilities and to the phased implementation of a global Enterprise Resource Planning (ERP) system.

The Company entered the seasonally strong second quarter with overall tight inventory levels in this region, and production issues during the quarter led to inventory shortages at certain locations.  During the second quarter, out-of-pattern production was required to meet customer expectations resulting in production inefficiencies, higher freight costs and product loss.  The Company has restarted two previously idled furnaces in this region to reduce the out-of-pattern production and help meet customer demand.  The Company is also leveraging its global footprint to shift inventory from other regions to support North America.  This region also plans to increase production during the seasonally lower demand period in the second half of 2011 to rebuild inventory levels and avoid future supply chain complications.

South America:  Segment operating profit in South America in the second quarter of 2011 was $53 million compared with $49 million in the second quarter of 2010, an increase of $4 million, or 8%.  Higher sales volume, primarily due to the acquisitions in Argentina and Brazil in 2010, was the main reason for the increased operating profit.  This higher sales volume was partially offset by higher cost inflation and transportation costs.  The Company expects to recapture the cost inflation through higher selling prices starting in the third quarter of 2011.  Increased transportation costs were due to the segment shipping glass containers into Brazil from other countries in the region to support the rapid growth in that country.  The region also incurred additional costs as it realigned machinery to increase capacity in Brazil.

Asia Pacific:  Segment operating profit in Asia Pacific in the second quarter of 2011 was $9 million compared with $31 million in the second quarter of 2010, a decrease of $22 million, or 71%.  The decrease in operating profit was primarily due to two macroeconomic conditions in Australia and New Zealand, which were the strong currencies and high interest rates.  In response to the lower wine and beer bottle shipments in these countries, the

Company has temporarily curtailed production, resulting in unabsorbed manufacturing costs.  The Company is currently formulating a restructuring plan to align its supply base with lower demand in Australia, and has already closed one machine line.  To accommodate seasonal demand patterns, the Company will implement additional steps of the restructuring plan over the next several quarters.

Interest Expense

Interest expense for the second quarter of 2011 was $100 million compared with $60 million for the second quarter of 2010.  The  2011 amount includes $25 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees related to the cancellation of the Company’s previous bank credit agreement and the redemption of the senior notes due 2014.  Exclusive of these items, interest expense increased $15 million.  The increase is principally due to additional debt issued in 2010 to fund acquisitions.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests in the second quarter of 2011 were $7 million compared with $14 million in the second quarter of 2010.  The amount for 2010 includes $3 million classified as discontinued operations related to the Company’s Venezuelan operations.  The remaining decrease in the current quarter was primarily a result of lower earnings in the Company’s less than wholly-owned subsidiaries in its South America and Asia Pacific segments in the second quarter of 2011.

Earnings from Continuing Operations Attributable to the Company

For the second quarter of 2011 the Company recorded earnings from continuing operations attributable to the Company of $71 million, or $0.42 per share (diluted), compared to $132 million, or $0.79 per share (diluted), in the second quarter of 2010.  Earnings in both periods included items that management considered not representative of ongoing operations.  These items decreased earnings from continuing operations attributable to the Company in 2011 by $27 million, or $0.17 per share, and decreased net earnings attributable to the Company in 2010 by $8 million, or $0.05 per share.

Executive Overview — Six Months ended June 30, 2011 and 2010

2011 Highlights

•                  Net sales increased as 2010 acquisitions and improving market conditions drove a 7% increase in tonnes shipped

•                  Lower Segment Operating Profit due to higher cost inflation and manufacturing costs

•                  Completed new $2 billion bank credit agreement and redeemed $400 million and €225 million senior notes due 2014

Net sales were $462 million higher than the prior year, primarily due to higher sales volumes driven by recent acquisitions and the favorable effect of changes in foreign currency exchange rates.

Segment Operating Profit for reportable segments was $40 million lower than the prior year.  The decrease was mainly attributable to additional cost inflation, production and supply chain issues in North America, lower sales volumes in Australia and New Zealand which required lower production levels, and the impact of flooding in Australia.

Interest expense for the first six months of 2011 increased $60 million over the first six months of 2010.  The increase was principally due to note repurchase premiums and the write-off of finance fees related to debt redeemed in the second quarter of 2011, as well as additional interest related to debt issued in 2010 to fund acquisitions.

For the first six months of 2011 the Company recorded earnings from continuing operations attributable to the Company of $144 million, or $0.86 per share (diluted), compared to $214 million, or $1.27 per share (diluted), in the first six months of 2010.  Earnings in both periods included items that management considered not representative of ongoing operations.  These items decreased earnings from continuing operations attributable to the Company in 2011 by $32 million, or $0.20 per share, and decreased net earnings attributable to the Company in 2010 by $8 million, or $0.05 per share.

Results of Operations — First six months of 2011 compared with first six months of 2010

Net Sales

The Company’s net sales in the first six months of 2011 were $3,678 million compared with $3,216 million for the first six months of 2010, an increase of $462 million, or 14%. The increase in net sales was primarily due to higher glass container shipments and the favorable effects of changes in foreign currency exchange rates.  Glass container shipments, in tonnes, were up 7% in 2011 compared to 2010.  Sales volumes were up in all end-use categories, with the acquisitions in Argentina, Brazil and China in 2010 representing approximately 5% of the 7% volume growth.  The remaining increase in volume was due to improving market conditions, as favorable demand in Europe and South America more than offset lower volume in Australia and New Zealand.  Foreign currency exchange rate changes increased net sales in the first six months of 2011 compared to the prior year, primarily due to a stronger Euro, Australian dollar and Brazilian real in relation to the U.S. dollar.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales - 2010		$3,199
Sales volume	$192
Price
Net effect of price and mix	(2)
Cost pass-through provisions	(2)
Effects of changing foreign currency rates	246

Total effect on net sales		434
Net sales - 2011		$3,633

Cost pass-through provisions include monthly or quarterly contractual provisions as well as the transfer of certain third-party costs, such as shipping, to customers, primarily in North America.

Europe:  Net sales in Europe in the first six months of 2011 were $1,585 million compared with $1,384 million for the first six months of 2010, an increase of $201 million, or 15%.  Glass container shipment levels increased mid-single digits as demand grew across all key end-use categories, particularly in the wine and beer segments.  The remaining increase in net sales was due to the favorable effects of foreign currency exchange rate changes, as the Euro strengthened in relation to the U.S. dollar.

North America:  Net sales in North America in the first six months of 2011 were $969 million compared with $960 million for the first six months of 2010, an increase of $9 million, or 1%.  The increase in net sales was primarily due to the favorable effects of foreign currency exchange rate changes, as the Canadian dollar strengthened in relation to the U.S. dollar, partially offset by lower glass container shipments in the current year, particularly in the beer category.

South America:  Net sales in South America in the first six months of 2011 were $571 million compared with $382 million for the first six months of 2010, an increase of $189 million, or 49%.  Glass container shipments were up more than 40% in the current year, with the acquisitions in Argentina and Brazil in 2010 accounted for approximately two-thirds of this volume increase.  The remaining volume increase was due to strong growth in the region, primarily in Brazil, Peru and Argentina.  The favorable effects of foreign currency exchange rate changes also contributed to the increase in net sales in 2011, primarily due to the strengthening of the Brazilian real in relation to the U.S. dollar.

Asia Pacific:  Net sales in Asia Pacific in the first six months of 2011 were $508 million compared with $473 million for the first six months of 2010, an increase of $35 million, or 7%.  Glass container shipment levels increased mid-single digits, with all the increase attributable to the acquisitions in China in 2010.  Glass container shipments in Australia and New Zealand were down more than 10% in 2011 compared to the prior year, primarily in the wine and beer end-use categories.  The decrease in shipments of wine bottles was primarily due to the strong Australian dollar, which negatively impacted wine exports from the country.  In addition, beer consumption decreased as high interest rates in Australia and New Zealand lowered consumers’ disposable income. Severe flooding in Australia during the first quarter of 2011 also reduced shipments in the region.  The favorable effects of foreign currency exchange rate changes increased net sales in the first six months of 2011, primarily due to the strengthening of the Australian and New Zealand dollars in relation to the U.S. dollar.

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

Segment Operating Profit of reportable segments in the first six months of 2011 was $424 million compared to $464 million for the first six months of 2010, a decrease of $40 million, or 9%.  The decrease in Segment Operating Profit was primarily due to higher manufacturing and delivery costs and operating expenses, partially offset by higher sales volumes in 2011 and the favorable effects of changes in foreign currency exchange rates.  The higher manufacturing and delivery costs were principally due to $109 million of cost inflation, $26 million of production and supply chain issues in North America, $10 million related to lower production levels in Asia Pacific, and $9 million of costs related to flooding in Australia, partially offset by $70 million primarily from improved capacity utilization and footprint realignment efforts completed in 2010.  The cost inflation in the first six months of 2011 was driven by higher raw material, labor and energy prices.  The higher raw material prices were mainly due to the increased cost of soda ash in all regions.  The energy inflation was primarily due to the rapid rise in European energy prices, and will likely result in higher energy costs for the remainder of 2011.  Operating expenses were higher as the Company invested in building its sales and marketing capabilities and also incurred expenses related to the phased implementation of a global Enterprise Resource Planning (ERP) software system.

The change in Segment Operating Profit of reportable segments can be summarized as follows (dollars in millions):

Segment Operating Profit - 2010		$464
Sales volume	$44
Net effect of price and mix	(2)
Manufacturing and delivery	(84)
Operating expenses and other	(16)
Effects of changing foreign currency rates	18

Total net effect on Segment Operating Profit		(40)
Segment Operating Profit - 2011		$424

Europe:  Segment operating profit in Europe in the first six months of 2011 was $178 million compared with $160 million in the first six months of 2010, an increase of $18 million, or 11%.  Higher sales volume and the favorable effects of a stronger Euro in relation to the U.S. dollar contributed to the increased operating profit.  Operating profit also increased due to higher production levels, which led to lower manufacturing costs on a per-ton basis.  Partially offsetting these increases to operating profit was additional cost inflation, primarily driven by higher energy prices.  In response to the rise in energy prices, the Company has initiated an energy surcharge in Europe which will help to offset the higher cost in the second half of 2011.  The Company expects to recover the remainder of the cost inflation in Europe through higher selling prices in 2012.

North America:  Segment operating profit in North America in the first six months of 2011 was $115 million compared with $150 million in the first six months of 2010, a decrease of $35 million, or 23%.  The lower operating profit in this region was due to higher manufacturing and delivery costs, driven by cost inflation and production and supply chain issues, partially offset by footprint realignment savings.  This segment also incurred expenses related to building its sales and marketing capabilities and to the phased implementation of a global ERP system.

The Company entered the seasonally strong second quarter with overall tight inventory levels in this region, and production issues during the quarter led to inventory shortages at certain locations.  During the second quarter, out-of-pattern production was required to meet customer expectations resulting in production inefficiencies, higher freight and product loss.  The Company has restarted two previously idled furnaces in this region to reduce the out-of-pattern production and help meet customer demand.  The Company is also leveraging its global footprint to shift inventory from other regions to support North America.  This region also plans to increase production during the seasonally lower demand period in the second half of 2011 to rebuild inventory levels and avoid future supply chain complications.

South America:  Segment operating profit in South America in the first six months of 2011 was $98 million compared with $86 million in the first six months of 2010, an increase of $12 million, or 14%.  Higher sales volume, primarily due to the acquisitions in Argentina and Brazil in 2010, was the main reason for the increased operating profit.  This higher sales volume was partially offset by higher cost inflation and transportation costs.  The Company expects to recapture the cost inflation through higher selling prices starting in the third quarter of 2011.  Increased transportation costs were due to the segment shipping glass containers into Brazil from other countries in the region to support the rapid growth in that country.  The region also incurred additional costs as it realigned machinery to increase capacity in Brazil.

Asia Pacific:  Segment operating profit in Asia Pacific in the first six months of 2011 was $33 million compared with $68 million in the first six months of 2010, a decrease of $35 million, or 51%.  Lower sales volume as a result of two macroeconomic conditions in Australia and New Zealand, which were the strong currencies and high interest rates, along with the lower sales in Australia due to the severe flooding in the first quarter of 2011, were the primary reasons for the lower operating profit.  In response to the lower wine and beer bottle shipments in these countries, the Company has temporarily curtailed production in Asia Pacific, resulting in unabsorbed manufacturing costs.  The Company is currently formulating a restructuring plan to align its supply base with lower demand in Australia, and has already closed one machine line.  To accommodate seasonal demand patterns, the Company will implement additional steps of the restructuring plan over the next several quarters.  Additionally, the segment incurred $9 million of costs related to the flooding in Australia.

Interest Expense

Interest expense for the first six months of 2011 was $176 million compared with $116 million for the first six months of 2010.  The  2011 amount includes $25 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees related to the cancellation of the Company’s previous bank credit agreement and the redemption of the senior notes due 2014.  Exclusive of these items, interest expense increased $35 million.  The increase is principally due to additional debt issued in 2010 to fund acquisitions.

Provision for Income Taxes

The Company’s effective tax rate from continuing operations for the six months ended June 30, 2011 was 27.9% compared with 26.2% for the first six months of 2010. The 2011 effective tax rate included $4 million of net discrete tax benefits related to tax planning strategies in Europe and South America.

Excluding the amounts related to items that management considers not representative of ongoing operations, the Company expects that the full year effective tax rate for 2011 will be 24% compared with 26.2% for 2010. The 2011 rate may be lower depending on the mix of earnings by country.  The decrease in the expected effective tax rate for the full year 2011 is partly due to tax planning strategies implemented by the Company, and is also impacted by lower expected earnings in high tax jurisdictions.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests in the first six months of 2011 were $11 million compared with $23 million in the first six months of 2010.  The amount for 2010 includes $3 million classified as discontinued operations related to the Company’s Venezuelan operations. The decrease was primarily a result of lower earnings in the Company’s less than wholly-owned subsidiaries in its South America and Asia Pacific segments in 2011.

Earnings from Continuing Operations Attributable to the Company

For the first six months of 2011 the Company recorded earnings from continuing operations attributable to the Company of $144 million, or $0.86 per share (diluted), compared to $214 million, or $1.27 per share (diluted), in the first six months of 2010.  Earnings in both periods included items that management considered not representative of ongoing operations.  These items decreased earnings from continuing operations attributable to the Company in 2011 by $32 million, or $0.20 per share, and decreased net earnings attributable to the Company in 2010 by $8 million, or $0.05 per share.

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for the second quarter of 2011 was $14 million compared with $13 million for the second quarter of 2010, and $27 million for the first six months of 2011 compared to $31 million for the first six months of 2010.  Retained corporate costs and other for the three and six months ended June 30, 2011 reflect higher marketing and pension expense compared to the prior year, offset by a reduction of management incentive compensation expense of approximately $10 million for the second quarter and $15 million for the first six months, approximately half of which was related to the impact of lower financial results in the current year and the other half related to the impact of changes in estimates on amounts expensed in previous periods.  The first six months of 2011 also benefitted from higher earnings from the Company’s global equipment sales business.

Restructuring

During the three months ended June 30, 2011, the Company recorded restructuring charges of $4 million for employee costs related to the closure of a machine line in its Asia Pacific segment.  The Company is currently formulating a restructuring plan to align its supply base with lower demand in Australia, and intends to implement this plan over the next several quarters.

During the six months ended June 30, 2011, the Company recorded restructuring charges totaling $12 million for employee costs related to the closure of a machine line in its Asia Pacific segment, as well as a plant closing and the related relocation of business to other facilities in the Company’s Asia Pacific segment.  This plant is located in the central business district of a large city, where property values have increased considerably.  The Company is currently in the process of selling the related property.

During the three and six months ended June 30, 2010, the Company recorded charges totaling $8 million for restructuring and asset impairment related to the Company’s strategic review of its global manufacturing footprint.

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

Since the issuance of the decree, the Company has cooperated with the Venezuelan government, as it is compelled to do under Venezuelan law, to provide for an orderly transition while ensuring the safety and well-being of the employees and the integrity of the production facilities.  The Company has been engaged in negotiations with the Venezuelan government in relation to certain aspects of the expropriation, including the compensation payable by the government as a result of its expropriation.  The Company reserves and will continue to reserve the right to seek and obtain just compensation, representing the market value of its investment in Venezuela, in exchange for the expropriated assets pursuant to, as appropriate, applicable domestic and/or international law.  The Company is unable at this stage to predict the amount, or timing of receipt, of compensation it will ultimately receive.

The Company considered the disposal of these assets to be complete as of December 31, 2010.  As a result, and in accordance with generally accepted accounting principles, the Company has presented the results of operations for its Venezuelan subsidiaries in the Consolidated Results of Operations for the three and six months ended June 30, 2010 as discontinued operations.  At June 30, 2010, the assets and liabilities of the Venezuelan operations are presented in the Consolidated Balance Sheets as the assets and liabilities of discontinued operations.

The following summarizes the revenues and expenses of the Venezuelan operations reported as discontinued operations in the Consolidated Results of Operations for the periods indicated:

	Three months ended	Six months ended
	June 30,	June 30,
	2010	2010

Net sales	$41	$77
Manufacturing, shipping, and delivery	(27)	(52)
Gross profit	14	25

Selling and administrative expense	(2)	(3)
Other expense	4	(1)

Earnings from discontinued operations before income taxes	16	21
Provision for income taxes	(4)	(6)
Net earnings from discontinued operations	12	15
Net earnings from discontinued operations attributable to noncontrolling interests	(3)	(3)

Net earnings from discontinued operations attributable to the Company	$9	$12

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

The condensed consolidated balance sheet at June 30, 2010 included the following assets and liabilities related to the discontinued operations of the Company’s Venezuelan subsidiaries:

Assets:
Cash	$34
Accounts receivable	23
Inventories	18
Prepaid expenses	3

Total current assets	78

Other long-term assets	6
Net property, plant, and equipment	30

Total assets	$114

Liabilities:
Accounts payable and other current liabilities	$25
Other long-term liabilities	15

Total liabilities	$40

Capital Resources and Liquidity

As of June 30, 2011, the Company had cash and total debt of $260 million and $4.3 billion, respectively, compared to $648 million and $3.5 billion, respectively, as of June 30, 2010.  Most of the cash was held in mature, liquid markets where the Company has operations, such as the U.S., Europe and Australia, and is readily available to fund global liquidity requirements. The amount of cash held in non-U.S. locations as of June 30, 2011 was $210 million.

Current and Long-Term Debt

On May 19, 2011, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  The proceeds from the Agreement were used to repay all outstanding amounts under the previous credit agreement and the U.S. dollar-denominated 6.75% senior notes due 2014. On June 7, 2011, the Company also redeemed the euro denominated 6.75% senior notes due 2014. The Company recorded $25 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees.

At June 30, 2011, the Agreement included a $900 million revolving credit facility, a 170 million Australian dollar term loan, a $600 million term loan, a 116 million Canadian dollar term loan, and a €141 million term loan, each of which has a final maturity date of May 19, 2016.  At June 30, 2011, the Company’s subsidiary borrowers had unused credit of $631 million available under the Agreement.

The Agreement contains various covenants that restrict, among other things and subject to certain exceptions, the ability of the Company to incur certain liens, make certain investments, become liable under contingent obligations in certain defined instances only, make restricted junior payments, make certain asset sales within guidelines and limits, make capital expenditures beyond a certain threshold, engage in material transactions with shareholders and affiliates, participate in sale and leaseback financing arrangements, alter its fundamental business, and amend certain outstanding debt obligations.

The Agreement also contains one financial maintenance covenant, a Leverage Ratio, that requires the Company not to exceed a ratio calculated by dividing consolidated total debt, less cash and cash equivalents, by Consolidated Adjusted EBITDA, as defined in the Agreement.  The Leverage Ratio could restrict the ability of the Company to undertake additional financing or acquisitions to the extent that such financing or acquisitions would cause the Leverage Ratio to exceed the specified maximum.

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

The Leverage Ratio also determines pricing under the Agreement.  The interest rate on borrowings under the Agreement is, at the Company’s option, the Base Rate or the Eurocurrency Rate, as defined in the Agreement.  These rates include a margin linked to the Leverage Ratio.  The margins range from 1.25% to 2.00% for Eurocurrency Rate loans and from 0.25% to 1.00% for Base Rate loans.  In addition, a facility fee is payable on the revolving credit facility commitments ranging from 0.25% to 0.50% per annum linked to the Leverage Ratio.  The weighted average interest rate on borrowings outstanding under the Agreement at June 30, 2011 was 2.89%. As of June 30, 2011, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

Borrowings under the Agreement are secured by substantially all of the assets, excluding real estate, of the Company’s domestic subsidiaries and certain foreign subsidiaries.  Borrowings are also secured by a pledge of intercompany debt and equity in most of the Company’s domestic subsidiaries and stock of certain foreign subsidiaries.  All borrowings under the agreement are guaranteed by substantially all domestic subsidiaries of the Company for the term of the Agreement.

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

Information related to the Company’s accounts receivable securitization programs is as follows:

	June 30,	December 31,	June 30,
	2011	2010	2010

Balance (included in short-term loans)	$312	$247	$234

Weighted average interest rate	2.69%	2.40%	2.26%

Cash Flows

Free cash flow was $(61) million for the first six months of 2011 compared to $(86) million for the first six months of 2010.  The Company defines free cash flow as cash provided by continuing operating activities less additions to property, plant, and equipment from continuing operations.  Free cash flow does not conform to U.S. GAAP and should not be construed as an alternative to the cash flow measures reported in accordance with U.S. GAAP.  The Company uses free cash flow for internal reporting, forecasting and budgeting and believes this information allows the board of directors, management, investors and analysts to better understand the Company’s financial performance.  Free cash flow for the six months ended June 30, 2011 and 2010 is calculated as follows:

	2011	2010

Cash provided by continuing operating activities	$92	$149
Additions to property, plant, and equipment - continuing	(153)	(235)

Free cash flow	$(61)	$(86)

Operating activities:  Cash provided by continuing operating activities was $92 million for the six months ended June 30, 2011, compared with $149 million for the six months ended June 30, 2010.  The decrease in cash flows from continuing operating activities was primarily due to lower earnings in the current year.  The decrease in cash flows from continuing operating activities was also due to increased interest payments of $19 million as a result of higher debt balances and a decrease in dividends received from equity investments of $13 million, partially offset by decreases in cash paid for restructuring activities of $18 million and asbestos-related payments of $9 million.

Investing activities:  Cash utilized in investing activities was $300 million for the six months ended June 30, 2011 compared to $262 million for the six months ended June 30, 2010.  Capital spending for property, plant and equipment from continuing operations during the six months ended June 30, 2011 was $153 million compared with $235 million in the prior year.  The decrease in capital spending was due to restructuring activities in North America and new furnace expansions in South America and Asia Pacific in 2010.  Cash utilized in investing activities in 2011 included $147 million for acquisitions, primarily related to the acquisition of the noncontrolling interest of the Company’s southern Brazil operation.  Investing activities in 2010 included $26 million of cash paid to acquire a glass manufacturing plant in Argentina.

Financing activities:  Cash utilized in financing activities was $188 million for the six months ended June 30, 2011 compared to $22 million for the six months ended June 30, 2010.  Financing activities in 2011 included additions to long-term debt of approximately $1.5 billion, primarily related to borrowings under the Company’s new bank credit agreement, and repayments of long-term debt of approximately $1.6 billion, primarily related to the cancellation of the old bank credit agreement and the redemption of the senior notes due 2014.  Financing activities in 2010 included the issuance of the exchangeable senior notes due 2015 and the redemption of the senior notes due 2013.  Financing activities in 2010 also included $199 million paid by the Company to repurchase shares of its common stock.

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

Goodwill — Goodwill at June 30, 2011 totaled $2,957 million.  The Company evaluates goodwill annually (or more frequently if impairment indicators arise) for impairment.  The Company conducts its evaluation as of October 1 of each year.  Goodwill impairment testing is performed using the business enterprise value (“BEV”) of each reporting unit which is calculated as of a measurement date by determining the present value of debt-free, after-tax projected future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer.  This BEV is then compared to the book value of each reporting unit as of the measurement date to assess whether an impairment of goodwill may exist.

The testing performed as of October 1, 2010, indicated a significant excess of BEV over book value for each unit.  Based on operating results for the six months ended June 30, 2011 and current forecasts for the remainder of the year, the Company believes that it is more likely than not that the BEV for every unit is greater than the book value, and that significant excesses remain for its Europe, North America and South America segments.  The Company’s Asia Pacific segment had BEV in excess of book value of 24% as of October 1, 2010.  Given the current short-term outlook for the business, the Company believes the excess in Asia Pacific has decreased during the first six months of 2011.  The Company is currently reviewing its business plans for this segment, as well as assessing the impact of the previously discussed restructuring initiatives.  As of June 30, 2011, the Asia Pacific segment had goodwill of $699 million.

There have been no other material changes in critical accounting estimates at June 30, 2011 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Forward Looking Statements

This document contains “forward looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Forward looking statements reflect the Company’s current expectations and projections about future events at the time, and thus involve uncertainty and risk. The words “believe,” “expect,” “anticipate,” “will,” “could,” “would,” “should,” “may,” “plan,” “estimate,” “intend,” “predict,” “potential,” “continue,” and the negatives of these words and other similar expressions generally identify forward looking statements. It is possible the Company’s future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) foreign currency fluctuations relative to the U.S. dollar, (2) changes in capital availability or cost, including interest rate fluctuations, (3) the general political, economic and competitive conditions in markets and countries where the Company has operations, including uncertainties related to the economic conditions in Australia and New Zealand, the expropriation of the Company’s operations in Venezuela, disruptions in capital markets, disruptions in the supply chain, competitive pricing pressures, inflation or deflation, and changes in tax rates and laws, (4) consumer preferences for alternative forms of packaging, (5) fluctuations in raw material and labor costs, (6) availability of raw materials, (7) costs and availability of energy, including natural gas prices, (8) transportation costs, (9) the ability of the Company to raise selling prices commensurate with energy and other cost increases, (10) consolidation among competitors and customers, (11) the ability of the Company to acquire businesses and expand plants, integrate operations of acquired businesses and achieve expected synergies, (12) unanticipated expenditures with respect to environmental, safety and health laws, (13) the performance by customers of their obligations under purchase agreements, (14) the Company’s ability to further develop its sales, marketing and product development capabilities, (15) the Company’s ability to resolve its production and supply chain issues in North America, (16) the Company’s success in implementing necessary restructuring plans, and (17) the timing and occurrence of events which are beyond the control of the Company, including any expropriation of the Company’s operations, floods and other natural disasters, and events related to asbestos-related claims. It is not possible to foresee or identify all such factors. Any forward looking statements in this document are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. Forward looking statements are not a guarantee of future performance and actual results or developments may differ materially from expectations. While the Company continually reviews trends and uncertainties affecting the Company’s results of operations and financial condition, the Company does not assume any obligation to update or supplement any particular forward looking statements contained in this document.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

There have been no material changes in market risk at June 30, 2011 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2011.

Management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2010.  As required by Rule 13a-15(d) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of any change in the Company’s internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.  There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. The Company is undertaking the phased implementation of a global Enterprise Resource Planning software system and believes it is maintaining and monitoring appropriate internal controls during the implementation period.  The Company believes that its internal control environment will be enhanced as a result of this implementation.  The phased implementation was planned to be completed in the North America segment in 2011.  During the second quarter of 2011, the Company made the decision to delay the implementation in North America until early 2012 to allow the Company to focus on resolving the operational issues in this segment.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

For further information on legal proceedings, see Note 6 to the Condensed Consolidated Financial Statements, “Contingencies,” that is included in Part I of this Report and is incorporated herein by reference.

Item 1A.  Risk Factors.

There have been no material changes in risk factors at June 30, 2011 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 6.  Exhibits.

Exhibit 4.1                                          Credit Agreement, dated as of May 19, 2011, by and among the Borrowers named therein, Owens-Illinois General, Inc., as Borrower’s agent, Deutsche Bank AG, New York Branch, as Administrative Agent, and the other Agents, Arrangers and Lenders named therein (filed as exhibit 4.1 to Owens-Illinois Group, Inc.’s Form 8-K dated May 19, 2011, File No. 33-13061, and incorporated herein by reference).

Exhibit 4.2                                          Third Amended and Restated Intercreditor Agreement, dated as of May 19, 2011, by and among Deutsche Bank AG, New York Branch, as Administrative Agent for the lenders party to the Credit Agreement (as defined therein) and Deutsche Bank Trust Company Americas, as Collateral Agent (as defined therein) and any other parties thereto (filed as exhibit 4.2 to Owens-Illinois Group, Inc.’s Form 8-K dated May 19, 2011, File No. 33-13061, and incorporated herein by reference).

Exhibit 4.3                                          Third Amended and Restated Pledge Agreement, dated as of May 19, 2011, between Owens-Illinois Group, Inc., Owens-Brockway Packaging, Inc., and Deutsche Bank Trust Company Americas, as Collateral Agent (as defined therein) and any other parties thereto (filed as exhibit 4.3 to Owens-Illinois Group, Inc.’s Form 8-K dated May 19, 2011, File No. 33-13061, and incorporated herein by reference).

Exhibit 4.4                                          Security Agreement, dated as of May 19, 2011, between Owens-Illinois Group, Inc., each of the direct and indirect subsidiaries of Owens-Illinois Group, Inc. signatory thereto, and Deutsche Bank Trust Company Americas, as Collateral Agent (as defined therein) (filed as exhibit 4.4 to Owens-Illinois Group, Inc.’s Form 8-K dated May 19, 2011, File No. 33-13061, and incorporated herein by reference).

Exhibit 12                                             Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1                                    Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2                                    Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1*                             Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2*                             Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101                                       Financial statements from the quarterly report on Form 10-Q of Owens-Illinois, Inc. for the quarter ended June 30, 2011, formatted in XBRL: (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

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

OWENS-ILLINOIS, INC.

Date	July 28, 2011	By	/s/ Edward C. White
Edward C. White
Senior Vice President and Chief Financial Officer (Principal Financial Officer; Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibits
4.1

Credit Agreement, dated as of May 19, 2011, by and among the Borrowers named therein, Owens-Illinois General, Inc., as Borrower’s agent, Deutsche Bank AG, New York Branch, as Administrative Agent, and the other Agents, Arrangers and Lenders named therein (filed as exhibit 4.1 to Owens-Illinois Group, Inc.’s Form 8-K dated May 19, 2011, File No. 33-13061, and incorporated herein by reference).

4.2

Third Amended and Restated Intercreditor Agreement, dated as of May 19, 2011, by and among Deutsche Bank AG, New York Branch, as Administrative Agent for the lenders party to the Credit Agreement (as defined therein) and Deutsche Bank Trust Company Americas, as Collateral Agent (as defined therein) and any other parties thereto (filed as exhibit 4.2 to Owens-Illinois Group, Inc.’s Form 8-K dated May 19, 2011, File No. 33-13061, and incorporated herein by reference).

4.3

Third Amended and Restated Pledge Agreement, dated as of May 19, 2011, between Owens-Illinois Group, Inc., Owens-Brockway Packaging, Inc., and Deutsche Bank Trust Company Americas, as Collateral Agent (as defined therein) and any other parties thereto (filed as exhibit 4.3 to Owens-Illinois Group, Inc.’s Form 8-K dated May 19, 2011, File No. 33-13061, and incorporated herein by reference).

4.4

Security Agreement, dated as of May 19, 2011, between Owens-Illinois Group, Inc., each of the direct and indirect subsidiaries of Owens-Illinois Group, Inc. signatory thereto, and Deutsche Bank Trust Company Americas, as Collateral Agent (as defined therein) (filed as exhibit 4.4 to Owens-Illinois Group, Inc.’s Form 8-K dated May 19, 2011, File No. 33-13061, and incorporated herein by reference).

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

101

Financial statements from the quarterly report on Form 10-Q of Owens-Illinois, Inc. for the quarter ended June 30, 2011, formatted in XBRL: (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

*                 This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.