Form 10-Q
period 2011-09-30
OWENS ILLINOIS INC /DE/
filed 2011-10-27
CIK 812074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.   20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2011

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

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

The number of shares of common stock, par value $.01, of Owens-Illinois, Inc. outstanding as of September 30, 2011 was 164,245,252.

Part I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

The Condensed Consolidated Financial Statements of Owens-Illinois, Inc. (the “Company”) presented herein are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated.  All adjustments are of a normal recurring nature. Because the following unaudited condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

 (Dollars in millions, except per share amounts)

	Three months ended September 30,
	2011	2010
Net sales	$1,862	$1,689
Manufacturing, shipping, and delivery expense	(1,475)	(1,329)
Gross profit	387	360

Selling and administrative expense	(138)	(124)
Research, development, and engineering expense	(18)	(14)
Interest expense	(70)	(61)
Interest income	2	2
Equity earnings	19	20
Royalties and net technical assistance	4	4
Other income	2	7
Other expense	(40)	(6)

Earnings from continuing operations before income taxes	148	188
Provision for income taxes	(25)	(53)

Earnings from continuing operations	123	135
Earnings (loss) from discontinued operations	(3)	16

Net earnings	120	151
Net earnings attributable to noncontrolling interests	(4)	(12)
Net earnings attributable to the Company	$116	$139

Amounts attributable to the Company:
Earnings from continuing operations	$119	$127
Earnings (loss) from discontinued operations	(3)	12
Net earnings	$116	$139

Amounts attributable to noncontrolling interests:
Earnings from continuing operations	$4	$8
Earnings from discontinued operations		4
Net earnings	$4	$12

Basic earnings per share:
Earnings from continuing operations	$0.73	$0.78
Earnings (loss) from discontinued operations	(0.02)	0.07
Net earnings	$0.71	$0.85

Weighted average shares outstanding (thousands)	163,812	163,079

Diluted earnings per share:
Earnings from continuing operations	$0.72	$0.77
Earnings (loss) from discontinued operations	(0.02)	0.07
Net earnings	$0.70	$0.84

Weighted average diluted shares outstanding (thousands)	165,695	165,591

Comprehensive income, net of tax:
Net earnings	$120	$151
Foreign currency translation adjustments	(358)	276
Pension and other postretirement benefit adjustments	39	11
Change in fair value of derivative instruments	(2)	(4)
Total comprehensive income (loss)	(201)	434
Comprehensive income attributable to noncontrolling interests	2	(22)
Comprehensive income (loss) attributable to the Company	$(199)	$412

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

 (Dollars in millions, except per share amounts)

	Nine months ended September 30,
	2011	2010
Net sales	$5,540	$4,905
Manufacturing, shipping, and delivery expense	(4,465)	(3,863)
Gross profit	1,075	1,042

Selling and administrative expense	(426)	(367)
Research, development, and engineering expense	(52)	(43)
Interest expense	(246)	(177)
Interest income	8	10
Equity earnings	52	46
Royalties and net technical assistance	12	12
Other income	6	10
Other expense	(66)	(28)

Earnings from continuing operations before income taxes	363	505
Provision for income taxes	(85)	(136)

Earnings from continuing operations	278	369
Earnings (loss) from discontinued operations	(2)	31

Net earnings	276	400
Net earnings attributable to noncontrolling interests	(15)	(35)
Net earnings attributable to the Company	$261	$365

Amounts attributable to the Company:
Earnings from continuing operations	$263	$341
Earnings (loss) from discontinued operations	(2)	24
Net earnings	$261	$365

Amounts attributable to noncontrolling interests:
Earnings from continuing operations	$15	$28
Earnings from discontinued operations		7
Net earnings	$15	$35

Basic earnings per share:
Earnings from continuing operations	$1.60	$2.07
Earnings (loss) from discontinued operations	(0.01)	0.14
Net earnings	$1.59	$2.21

Weighted average shares outstanding (thousands)	163,602	164,638

Diluted earnings per share:
Earnings from continuing operations	$1.58	$2.04
Earnings (loss) from discontinued operations	(0.01)	0.14
Net earnings	$1.57	$2.18

Weighted average diluted shares outstanding (thousands)	166,017	167,558

Comprehensive income, net of tax:
Net earnings	$276	$400
Foreign currency translation adjustments	(162)	84
Pension and other postretirement benefit adjustments	85	68
Change in fair value of derivative instruments	(1)	(5)
Total comprehensive income	198	547
Comprehensive income attributable to noncontrolling interests	(18)	(43)
Comprehensive income attributable to the Company	$180	$504

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Dollars in millions, except per share amounts)

	September 30,	December 31,	September 30,
	2011	2010	2010
Assets
Current assets:
Cash and cash equivalents	$256	$640	$657
Short-term investments, at cost which approximates market	1		1
Receivables, less allowances for losses and discounts ($38 at September 30, 2011, $40 at December 31, 2010, and $43 at September 30, 2010)	1,218	1,075	1,165
Inventories	1,052	946	986
Prepaid expenses	112	77	64
Assets of discontinued operations			93

Total current assets	2,639	2,738	2,966

Investments and other assets:
Equity investments	312	299	287
Repair parts inventories	163	147	141
Pension assets	60	54	45
Other assets	685	588	623
Goodwill	2,762	2,821	2,744
Assets of discontinued operations			35

Total other assets	3,982	3,909	3,875

Property, plant, and equipment, at cost	6,998	7,016	6,975
Less accumulated depreciation	4,067	3,909	3,933

Net property, plant, and equipment	2,931	3,107	3,042

Total assets	$9,552	$9,754	$9,883

CONDENSED CONSOLIDATED BALANCE SHEETS — Continued

	September 30,	December 31,	September 30,
	2011	2010	2010
Liabilities and Share Owners’ Equity
Current liabilities:
Short-term loans and long-term debt due within one year	$345	$354	$339
Current portion of asbestos-related liabilities	170	170	175
Accounts payable	935	878	838
Other liabilities	663	677	779
Liabilities of discontinued operations			25

Total current liabilities	2,113	2,079	2,156

Long-term debt	3,743	3,924	4,006
Deferred taxes	204	203	229
Pension benefits	530	576	547
Nonpension postretirement benefits	252	259	265
Other liabilities	412	381	313
Asbestos-related liabilities	204	306	196
Liabilities of discontinued operations			15
Commitments and contingencies
Share owners’ equity:
Share owners’ equity of the Company:
Common stock, par value $.01 per share, 250,000,000 shares authorized, 181,151,747, 180,808,992, and 180,778,613 shares issued (including treasury shares), respectively	2	2	2
Capital in excess of par value	2,990	3,040	3,034
Treasury stock, at cost, 16,906,495, 17,093,509, and 17,142,981 shares, respectively	(408)	(412)	(413)
Retained earnings	343	82	494
Accumulated other comprehensive loss	(987)	(897)	(1,179)
Total share owners’ equity of the Company	1,940	1,815	1,938
Noncontrolling interests	154	211	218
Total share owners’ equity	2,094	2,026	2,156
Total liabilities and share owners’ equity	$9,552	$9,754	$9,883

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED CASH FLOWS

 (Dollars in millions)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net earnings	$276	$400
(Earnings) loss from discontinued operations	2	(31)
Non-cash charges (credits):
Depreciation	308	267
Amortization of intangibles and other deferred items	13	18
Amortization of finance fees and debt discount	24	16
Deferred tax benefit	(22)	(7)
Restructuring and asset impairment	41	8
Charge for acquisition-related fair value inventory adjustments		5
Other	123	78
Asbestos-related payments	(102)	(114)
Cash paid for restructuring activities	(27)	(49)
Change in non-current operating assets	(72)	(32)
Change in non-current liabilities	(58)	(44)
Change in components of working capital	(225)	(145)
Cash provided by continuing operating activities	281	370
Cash provided by (utilized in) discontinued operating activities	(1)	35
Total cash provided by operating activities	280	405
Cash flows from investing activities:
Additions to property, plant, and equipment - continuing	(204)	(389)
Additions to property, plant, and equipment - discontinued		(3)
Acquisitions, net of cash acquired	(148)	(754)
Change in short-term investements	(1)
Net cash proceeds related to sale of assets and other	2	1
Cash utilized in investing activities	(351)	(1,145)
Cash flows from financing activities:
Additions to long-term debt	1,560	1,370
Repayments of long-term debt	(1,849)	(495)
Increase (decrease) in short-term loans - continuing	40	(28)
Decrease in short-term loans - discontinued		(2)
Net receipts (payments) for hedging activity	(22)	34
Payment of finance fees	(18)	(33)
Dividends paid to noncontrolling interests	(32)	(23)
Treasury shares purchased		(199)
Issuance of common stock and other	5	4
Cash provided by (utilized in) financing activities	(316)	628
Effect of exchange rate fluctuations on cash	3
Decrease in cash	(384)	(112)
Cash at beginning of period	640	812
Cash at end of period	256	700
Cash - discontinued operations		43
Cash - continuing operations	$256	$657

See accompanying notes.

OWENS-ILLINOIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tabular data dollars in millions,

except share and per share amounts

1.              Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,
	2011	2010
Numerator:
Net earnings attributable to the Company	$116	$139

Denominator (in thousands):
Denominator for basic earnings per share - weighted average shares outstanding	163,812	163,079

Effect of dilutive securities:
Stock options and other	1,883	2,512

Denominator for diluted earnings per share - adjusted weighted average shares outstanding	165,695	165,591
Basic earnings per share:
Earnings from continuing operations	$0.73	$0.78
Earnings (loss) from discontinued operations	(0.02)	0.07
Net earnings	$0.71	$0.85

Diluted earnings per share:
Earnings from continuing operations	$0.72	$0.77
Earnings (loss) from discontinued operations	(0.02)	0.07
Net earnings	$0.70	$0.84

Options to purchase 1,621,239 and 838,535 weighted average shares of common stock which were outstanding during the three months ended September 30, 2011 and 2010, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

	Nine months ended September 30,
	2011	2010
Numerator:
Net earnings attributable to the Company	$261	$365
Net earnings attributable to participating securities		(1)

Numerator for basic earnings per share - income available to common share owners	$261	$364

Denominator (in thousands):
Denominator for basic earnings per share - weighted average shares outstanding	163,602	164,638

Effect of dilutive securities:
Stock options and other	2,415	2,920

Denominator for diluted earnings per share - adjusted weighted average shares outstanding	166,017	167,558

Basic earnings per share:
Earnings from continuing operations	$1.60	$2.07
Earnings (loss) from discontinued operations	(0.01)	0.14
Net earnings	$1.59	$2.21

Diluted earnings per share:
Earnings from continuing operations	$1.58	$2.04
Earnings (loss) from discontinued operations	(0.01)	0.14
Net earnings	$1.57	$2.18

Options to purchase 895,539 and 640,294 weighted average shares of common stock which were outstanding during the nine months ended September 30, 2011 and 2010, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

The 2015 Exchangeable Notes have a dilutive effect only in those periods in which the Company’s average stock price exceeds the exchange price of $47.47 per share.  For the three and nine months ended September 30, 2011, the Company’s average stock price did not exceed the exchange price.  Therefore, the potentially issuable shares resulting from the settlement of the 2015 Exchangeable Notes were not included in the calculation of diluted earnings per share.

2.  Debt

The following table summarizes the long-term debt of the Company:

	September 30,	December 31,	September 30,
	2011	2010	2010
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$30	$—	$—
Term Loans:
Term Loan A (170 million AUD at September 30, 2011)	166
Term Loan B	600
Term Loan C (116 million CAD at September 30, 2011)	112
Term Loan D (€141 million at September 30, 2011)	191
Fourth Amended and Restated Secured Credit Agreement:
Term Loans:
Term Loan A		92	155
Term Loan B		190	190
Term Loan C		111	107
Term Loan D		253	258
Senior Notes:
6.75%, due 2014		400	400
6.75%, due 2014 (€225 million)		300	306
3.00%, Exchangeable, due 2015	620	607	603
7.375%, due 2016	587	585	584
6.875%, due 2017 (€300 million)	406	401	408
6.75%, due 2020 (€500 million)	677	668	680
Senior Debentures:
7.80%, due 2018	250	250	250
Other	154	164	131
Total long-term debt	3,793	4,021	4,072
Less amounts due within one year	50	97	66
Long-term debt	$3,743	$3,924	$4,006

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

At September 30, 2011, the Agreement included a $900 million revolving credit facility, a 170 million Australian dollar term loan, a $600 million term loan, a 116 million Canadian dollar term loan, and a €141 million term loan, each of which has a final maturity date of May 19, 2016.  At September 30, 2011, the Company’s subsidiary borrowers had unused credit of $767 million available under the Agreement.

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

The Agreement also contains one financial maintenance covenant, a Leverage Ratio, that requires the Company to not exceed a ratio calculated by dividing consolidated total debt, less cash and cash equivalents, by Consolidated Adjusted EBITDA, as defined in the Agreement.  The Leverage Ratio could restrict the ability of the Company to undertake additional financing or acquisitions to the extent that such financing or acquisitions would cause the Leverage Ratio to exceed the specified maximum.

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

The Leverage Ratio also determines pricing under the Agreement.  The interest rate on borrowings under the Agreement is, at the Company’s option, the Base Rate or the Eurocurrency Rate, as defined in the Agreement.  These rates include a margin linked to the Leverage Ratio.  The margins range from 1.25% to 2.00% for Eurocurrency Rate loans and from 0.25% to 1.00% for Base Rate loans.  In addition, a facility fee is payable on the revolving credit facility commitments ranging from 0.25% to 0.50% per annum linked to the Leverage Ratio.  The weighted average interest rate on borrowings outstanding under the Agreement at September 30, 2011 was 2.93%. As of September 30, 2011, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

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

The Company has a €280 million European accounts receivable securitization program, which extends through September 2016, subject to annual renewal of backup credit lines.  Information related to the Company’s accounts receivable securitization program is as follows:

	September 30,	December 31,	September 30,
	2011	2010	2010

Balance (included in short-term loans)	$233	$247	$243

Weighted average interest rate	1.87%	2.40%	2.49%

The carrying amounts reported for the accounts receivable securitization programs, and certain long-term debt obligations subject to frequently redetermined interest rates, approximate fair value.  Fair values for the Company’s significant fixed rate debt obligations are generally based on published market quotations.

Fair values at September 30, 2011 of the Company’s significant fixed rate debt obligations are as follows:

	Principal Amount	Indicated	Fair Value
	(millions of	Market	(millions of
	dollars)	Price	dollars)

Senior Notes:
3.00%, Exchangeable, due 2015	$690	89.95	$621
7.375%, due 2016	600	105.25	632
6.875%, due 2017 (€300 million)	406	95.46	388
6.75%, due 2020 (€500 million)	677	92.81	628
Senior Debentures:
7.80%, due 2018	250	106.00	265

3.  Supplemental Cash Flow Information

	Nine months ended September 30,
	2011	2010

Interest paid in cash	$217	$163

Income taxes paid in cash:
U.S. - continuing	$—	$2
Non-U.S. - continuing	91	61
Non-U.S. - discontinued operations		7
Total income taxes paid in cash	$91	$70

Cash interest for 2011 includes note repurchase premiums of $16 million related to the second quarter 2011 redemption of the Company’s 6.75% senior notes due 2014.  Cash interest for

2010 included note repurchase premiums of $6 million related to the second quarter 2010 redemption of the Company’s 8.25% senior notes due 2013.

4.  Share Owners’ Equity

The activity in share owners’ equity for the three months ended September 30, 2011 and 2010 is as follows:

	Share Owners’ Equity of the Company
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Share Owners’ Equity

Balance on July 1, 2011	$2	$2,986	$(410)	$227	$(672)	$157	$2,290
Issuance of common stock (0.1 million shares)		2					2
Reissuance of common stock (0.1 million shares)		(1)	2				1
Stock compensation		3					3
Comprehensive income (loss):
Net earnings				116		4	120
Foreign currency translation adjustments					(352)	(6)	(358)
Pension and other postretirement benefit adjustments, net of tax					39		39
Change in fair value of derivative instruments, net of tax					(2)		(2)
Dividends paid to noncontrolling interests on subsidiary common stock						(1)	(1)
Balance on September 30, 2011	$2	$2,990	$(408)	$343	$(987)	$154	$2,094

	Share Owners’ Equity of the Company
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Share Owners’ Equity

Balance on July 1, 2010	$2	$3,047	$(414)	$355	$(1,452)	$205	$1,743
Reissuance of common stock (0.1 million shares)			1				1
Stock compensation		(3)					(3)
Comprehensive income:
Net earnings				139		12	151
Foreign currency translation adjustments					266	10	276
Pension and other postretirement benefit adjustments, net of tax					11		11
Change in fair value of derivative instruments, net of tax					(4)		(4)
Acquisition of noncontrolling interest		(10)				(8)	(18)
Dividends paid to noncontrolling interests on subsidiary common stock						(1)	(1)
Balance on September 30, 2010	$2	$3,034	$(413)	$494	$(1,179)	$218	$2,156

The activity in share owners’ equity for the nine months ended September 30, 2011 and 2010 is as follows:

	Share Owners’ Equity of the Company
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Share Owners’ Equity

Balance on January 1, 2011	$2	$3,040	$(412)	$82	$(897)	$211	$2,026
Issuance of common stock (0.3 million shares)		5					5
Reissuance of common stock (0.2 million shares)			4				4
Stock compensation		(1)					(1)
Comprehensive income:
Net earnings				261		15	276
Foreign currency translation adjustments					(165)	3	(162)
Pension and other postretirement benefit adjustments, net of tax					85		85
Change in fair value of derivative instruments, net of tax					(1)		(1)
Acquisition of noncontrolling interest		(54)			(9)	(43)	(106)
Dividends paid to noncontrolling interests on subsidiary common stock						(32)	(32)
Balance on September 30, 2011	$2	$2,990	$(408)	$343	$(987)	$154	$2,094

	Share Owners’ Equity of the Company
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Share Owners’ Equity

Balance on January 1, 2010	$2	$2,942	$(217)	$129	$(1,318)	$198	$1,736
Issuance of common stock (0.9 million shares)		4					4
Reissuance of common stock (0.2 million shares)		1	3				4
Treasury shares purchased (6.0 million shares)			(199)				(199)
Stock compensation		6					6
Issuance of exchangeable notes		91					91
Comprehensive income:
Net earnings				365		35	400
Foreign currency translation adjustments					76	8	84
Pension and other postretirement benefit adjustments, net of tax					68		68
Change in fair value of derivative instruments, net of tax					(5)		(5)
Acquisition of noncontrolling interest		(10)				(8)	(18)
Noncontrolling interests’ share of acquisition						8	8
Dividends paid to noncontrolling interests on subsidiary common stock						(23)	(23)
Balance on September 30, 2010	$2	$3,034	$(413)	$494	$(1,179)	$218	$2,156

The acquisition of noncontrolling interests for the nine months ended September 30, 2011 was related to the Company purchasing the noncontrolling interest in its southern Brazil operations.

5.  Inventories

Major classes of inventory are as follows:

	September 30,	December 31,	September 30,
	2011	2010	2010

Finished goods	$885	$786	$818
Raw materials	113	106	111
Operating supplies	54	54	57

	$1,052	$946	$986

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

As of September 30, 2011, the Company has determined that it is a named defendant in asbestos lawsuits and claims involving approximately 5,300 plaintiffs and claimants.  Based on an analysis of the lawsuits pending as of December 31, 2010, approximately 76% of plaintiffs either do not specify the monetary damages sought, or in the case of court filings, claim an amount sufficient to invoke the jurisdictional minimum of the trial court.  Approximately 22% of plaintiffs specifically plead damages of $15 million or less, and 2% of plaintiffs specifically plead damages greater than $15 million but less than $100 million.  Fewer than 1% of plaintiffs specifically plead damages $100 million or greater but less than $122 million.

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

In addition to the pending claims set forth above, the Company has claims-handling agreements in place with many plaintiffs’ counsel throughout the country.  These agreements require evaluation and negotiation regarding whether particular claimants qualify under the criteria established by such agreements. The criteria for such claims include verification of a compensable illness and a reasonable probability of exposure to a product manufactured by the Company’s former business unit during its manufacturing period ending in 1958.  Some plaintiffs’ counsel have historically withheld claims under these agreements for later presentation while focusing their attention on active litigation in the tort system.  The Company believes that as of September 30, 2011 there are approximately 500 claims against other defendants which are likely to be asserted some time in the future against the Company. These claims are not included in the pending “lawsuits and claims” totals set forth above.

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

Since receiving its first asbestos claim, the Company as of September 30, 2011, has disposed of the asbestos claims of approximately 385,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $7,900.  Certain of these dispositions have included deferred amounts payable over a number of years.  Deferred amounts payable totaled approximately $14 million at September 30, 2011 ($26 million at December 31, 2010) and are included in the foregoing average indemnity payment per claim.  The Company’s asbestos indemnity payments have varied on a per claim basis, and are expected to continue to vary considerably over time.  As discussed above, a part of the Company’s objective is to achieve, where possible, resolution of asbestos claims pursuant to claims-handling agreements.  Failure of claimants to meet certain medical and product exposure criteria in the Company’s administrative claims handling agreements has generally reduced the number of marginal or suspect claims that would otherwise have been received.  In addition, certain courts and legislatures have reduced or eliminated the number of marginal or suspect claims that the Company otherwise would have received.  These developments generally have had the effect of increasing the Company’s per-claim average indemnity payment.

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

The Company continues to deny the conspiracy allegations in this case and will vigorously challenge this verdict, if necessary, in the appellate courts, and, therefore, has made no change to its asbestos-related liability as of September 30, 2011.  While the Company cannot predict the ultimate outcome of this lawsuit, the Company and other conspiracy defendants have successfully challenged jury verdicts in similar cases.

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

Financial information for the three-month periods ended September 30, 2011 and 2010 regarding the Company’s reportable segments is as follows:

	2011	2010
Net sales:
Europe	$770	$702
North America	497	483
South America	310	243
Asia Pacific	270	251

Reportable segment totals	1,847	1,679
Other	15	10
Net sales	$1,862	$1,689

	2011	2010
Segment Operating Profit:
Europe	$106	$114
North America	73	72
South America	67	56
Asia Pacific	23	37
Reportable segment totals	269	279

Items excluded from Segment Operating Profit:
Retained corporate costs and other	(24)	(21)
Restructuring and asset impairment	(29)
Acquisition-related fair value inventory adjustments and restructuring, transaction and financing costs		(11)
Interest income	2	2
Interest expense	(70)	(61)
Earnings from continuing operations before income taxes	$148	$188

Financial information for the nine-month periods ended September 30, 2011 and 2010 regarding the Company’s reportable segments is as follows:

	2011	2010
Net sales:
Europe	$2,355	$2,086
North America	1,466	1,443
South America	881	625
Asia Pacific	778	724

Reportable segment totals	5,480	4,878
Other	60	27
Net sales	$5,540	$4,905

	2011	2010
Segment Operating Profit:
Europe	$284	$274
North America	188	222
South America	165	142
Asia Pacific	56	105
Reportable segment totals	693	743

Items excluded from Segment Operating Profit:
Retained corporate costs and other	(51)	(52)
Restructuring and asset impairment	(41)	(8)
Acquisition-related fair value inventory adjustments and restructuring, transaction and financing costs		(11)
Interest income	8	10
Interest expense	(246)	(177)
Earnings from continuing operations before income taxes	$363	$505

Financial information regarding the Company’s total assets is as follows:

	September 30,	December 31,	September 30,
	2011	2010	2010
Total assets:
Europe	$3,693	$3,618	$3,659
North America	1,953	1,961	2,002
South America	1,649	1,680	1,639
Asia Pacific	1,974	2,047	1,898

Reportable segment totals	9,269	9,306	9,198
Other	283	448	685
Consolidated totals	$9,552	$9,754	$9,883

8. Other Expense

Other expense for the three months and nine months ended September 30, 2011, includes charges totaling $23 million and $35 million, respectively, for restructuring and asset impairment in the Company’s Asia Pacific segment.  Other expense for the three months and nine months ended September 30, 2011, also includes $6 million for restructuring charges related to headcount reductions, primarily in the Company’s South America segment.   See Note 9 for additional information.

During the three months ended September 30, 2010, the Company recorded charges of $6 million for acquisition transaction costs.  These charges represent legal, accounting and other outside consultants expenses directly related to acquisitions.

During the nine months ended September 30, 2010, the Company recorded charges totaling $8 million for restructuring and asset impairment related to the Company’s strategic review of its global manufacturing footprint.  See Note 9 for additional information.

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

The Company is currently formulating and implementing a restructuring plan in its Asia Pacific segment to align its supply base with lower demand in Australia.  As part of this plan, the Company closed one machine line in the second quarter of 2011, and recorded $4 million of restructuring charges for related employee costs.  During the third quarter of 2011, the Company recorded charges of $22 million for employee costs and asset impairments as it closed one furnace in Australia during the quarter and plans to close one additional furnace in early 2012.  Further restructuring activities in Australia will depend on 2012 supply and demand trends and the outcome of contract negotiations.

The Company continually reviews its manufacturing footprint and may close various operations due to plant efficiencies, integration of acquisitions, and other market factors.  These restructuring actions taken by the Company are not related to the strategic review of manufacturing operations or the Australian restructuring plan discussed above.  As part of this continuing review of its manufacturing footprint, the Company recorded restructuring charges of $8 million in the first quarter of 2011 for employee costs related to a plant closing and the related relocation of business to other facilities in its Asia Pacific segment. In addition, the Company recorded restructuring charges of $6 million in the third quarter of 2011 related to headcount reductions, primarily in the South America segment.

The Company acquired VDL in the third quarter of 2011 (see Note 13).  As part of this acquisition, the Company assumed the severance liability of VDL related to a headcount reduction program initiated prior to the acquisition.

Selected information related to the restructuring accruals for the first nine months of 2011 and 2010 is as follows:

	Strategic Footprint Review				Other
	Employee Costs	Other	Total	Australia Restructuring	Restructuring Actions	Total Restructuring

Balance at January 1, 2011	$27	$25	$52	$—	$27	$79
First quarter 2011 charges					8	8
Net cash paid, principally severance and related benefits	(2)	(2)	(4)			(4)
Other, including foreign exchange translation	2		2			2
Balance at March 31, 2011	27	23	50	—	35	85
Second quarter 2011 charges				4		4
Net cash paid, principally severance and related benefits	(2)		(2)		(7)	(9)
Other, including foreign exchange translation			—		(2)	(2)
Balance at June 30, 2011	25	23	48	4	26	78
Third quarter 2011 charges				22	7	29
Write-down of assets to net realizable value				(10)		(10)
Net cash paid, principally severance and related benefits	(1)	(1)	(2)	(10)	(2)	(14)
Acquisition					11	11
Other, including foreign exchange translation	(1)		(1)		(2)	(3)
Balance at September 30, 2011	$23	$22	$45	$6	$40	$91

Balance at January 1, 2010	$93	$26	$119	$—	$27	$146
Net cash paid, principally severance and related benefits	(18)	(1)	(19)			(19)
Other, including foreign exchange translation	(1)		(1)			(1)
Balance at March 31, 2010	74	25	99	—	27	126
Second quarter 2010 charges	(2)	10	8			8
Write-down of assets to net realizable value		(1)	(1)			(1)
Net cash paid, principally severance and related benefits	(9)	(3)	(12)			(12)
Other, including foreign exchange translation	(3)	(1)	(4)			(4)
Balance at June 30, 2010	60	30	90	—	27	117
Net cash paid, principally severance and related benefits	(12)	(6)	(18)			(18)
Other, including foreign exchange translation	2	1	3			3
Balance at September 30, 2010	$50	$25	$75	$—	$27	$102

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

The amortization of the proceeds from the terminated interest rate swaps reduced interest expense $11 million for the nine months ended September 30, 2010.

Commodity Futures Contracts Designated as Cash Flow Hedges

In North America, the Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows.  The Company continually evaluates the natural gas market and related price risk and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements.  The majority of the sales volume in North America is tied to customer contracts that contain provisions that pass the price of natural gas to the customer.  In certain of these contracts, the customer has the option of fixing the natural gas price component for a specified period of time.  At September 30, 2011 and 2010, the Company had entered into commodity futures contracts covering approximately 5,100,000 MM BTUs and 8,100,000 MM BTUs, respectively, primarily related to customer requests to lock the price of natural gas.

The Company accounts for the above futures contracts as cash flow hedges at September 30, 2011 and recognizes them on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owners’ equity (“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. At September 30, 2011 and 2010, an unrecognized loss of $4 million and $6 million, respectively, related to the commodity futures contracts was included in Accumulated OCI, and will be reclassified into earnings over the next twelve to twenty-four months.  Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.  The ineffectiveness related to these natural gas hedges for the three and nine months ended September 30, 2011 and 2010 was not material.

The effect of the commodity futures contracts on the results of operations for the three months ended September 30, 2011 and 2010 is as follows:

		Amount of Loss
		Reclassified from
Amount of Loss		Accumulated OCI into
Recognized in OCI on		Income (reported in
Commodity Futures Contracts		manufacturing, shipping, and
(Effective Portion)		delivery) (Effective Portion)
2011	2010	2011	2010

$(3)	$(6)	$(1)	$(2)

The effect of the commodity futures contracts on the results of operations for the nine months ended September 30, 2011 and 2010 is as follows:

		Amount of Loss
		Reclassified from
Amount of Loss		Accumulated OCI into
Recognized in OCI on		Income (reported in
Commodity Futures Contracts		manufacturing, shipping, and
(Effective Portion)		delivery) (Effective Portion)
2011	2010	2011	2010

$(5)	$(12)	$(4)	$(7)

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

The effect of the net investment hedge on the results of operations for the three and nine months ended September 30, 2011 and 2010 is as follows:

Amount of Gain (Loss) Recognized in OCI
Three Months Ended September 30,		Nine Months Ended September 30,
2011	2010	2011	2010

$—	$(32)	$(25)	$19

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

At September 30, 2011 and 2010, various subsidiaries of the Company had outstanding forward exchange and option agreements denominated in various currencies covering the equivalent of approximately $740 million and $1.7 billion, respectively, related primarily to intercompany transactions and loans.

The effect of the forward exchange contracts on the results of operations for the three months ended September 30, 2011 and 2010 is as follows:

	Amount of Gain (Loss)
Location of Gain (Loss)	Recognized in Income on
Recognized in Income on	Forward Exchange Contracts
Forward Exchange Contracts	2011	2010

Other expense	$10	$8

The effect of the forward exchange contracts on the results of operations for the nine months ended September 30, 2011 and 2010 is as follows:

	Amount of Gain (Loss)
Location of Gain (Loss)	Recognized in Income on
Recognized in Income on	Forward Exchange Contracts
Forward Exchange Contracts	2011	2010

Other expense	$(14)	$49

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

	Balance	Fair Value
	Sheet Location	September 30, 2011	December 31, 2010	September 30, 2010

Asset Derivatives:
Derivatives not designated as hedging instruments:
Foreign exchange contracts	a	$19	$5	$32
Foreign exchange contracts	b		2
Foreign exchange contracts	c	3	1
Total derivatives not designated as hedging instruments		22	8	32
Total asset derivatives		$22	$8	$32

Liability Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	c	$4	$3	$6

Derivatives not designated as hedging instruments:
Foreign exchange contracts	c	8	21	18
Foreign exchange contracts	d			6
Total derivatives not designated as hedging instruments		8	21	24
Total liability derivatives		$12	$24	$30

11.  Pensions Benefit Plans and Other Postretirement Benefits

The components of the net periodic pension cost for the three months ended September 30, 2011 and 2010 are as follows:

	U.S.		Non-U.S.
	2011	2010	2011	2010
Service cost	$6	$6	$6	$6
Interest cost	31	32	24	23
Expected asset return	(46)	(47)	(23)	(24)

Amortization:
Prior service credit			(1)
Actuarial loss	21	18	6	6

Net amortization	21	18	5	6

Net periodic pension cost	$12	$9	$12	$11

The components of the net periodic pension cost for the nine months ended September 30, 2011 and 2010 are as follows:

	U.S.		Non-U.S.
	2011	2010	2011	2010
Service cost	$19	$19	$18	$16
Interest cost	93	98	66	61
Expected asset return	(140)	(143)	(67)	(63)

Amortization:
Prior service credit			(1)
Actuarial loss	63	53	18	16

Net amortization	63	53	17	16

Net periodic pension cost	$35	$27	$34	$30

The components of the net postretirement benefit cost for the three months ended September 30, 2011 and 2010 are as follows:

	U.S.		Non-U.S.
	2011	2010	2011	2010
Service cost	$1	$1	$—	$—
Interest cost	2	2	1	2

Amortization:
Prior service credit	(1)	(1)
Actuarial loss	1	1

Net amortization	—	—	—	—

Net postretirement benefit cost	$3	$3	$1	$2

The components of the net postretirement benefit cost for the nine months ended September 30, 2011 and 2010 are as follows:

	U.S.		Non-U.S.
	2011	2010	2011	2010
Service cost	$1	$1	$1	$1
Interest cost	7	8	3	4

Amortization:
Prior service credit	(3)	(3)
Actuarial loss	4	4

Net amortization	1	1	—	—

Net postretirement benefit cost	$9	$10	$4	$5

12.  Income Taxes

The Company performs a quarterly review of the annual effective tax rate and makes changes if necessary based on new information or events. The estimated annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates. The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income; changes in the forecasted mix of earnings by country; changes to the valuation allowance for deferred tax assets (such changes would be recorded discretely in the quarter in which they occur); changes to actual or forecasted permanent book to tax differences (non-deductible expenses); impacts from future tax settlements with state, federal or foreign tax authorities (such changes would be recorded discretely in the quarter in which they occur); or impacts from tax law changes. To the extent such changes impact deferred tax assets/liabilities, these changes would generally be recorded discretely in the quarter in which they occur. Additionally, the annual effective tax rate differs from the statutory U.S. Federal tax rate of 35% primarily because of valuation allowances in some jurisdictions and varying non-U.S. tax rates.

The Company records a liability for unrecognized tax benefits related to uncertain tax positions. The Company recorded an increase of $18 million to the estimated liability associated with uncertain tax positions in the nine months ended September 30, 2011. The Company believes that it is reasonably possible that unrecognized tax benefits could decrease up to $25 million within the next 12 months.  This is primarily the result of audit settlements or statute expirations in several taxing jurisdictions.

13.  Business Combinations

On August 1, 2011, the Company completed the acquisition of Verrerie du Languedoc SAS (“VDL”), a single-furnace glass container plant in Vergeze, France. The Vergeze plant is located near the Nestlé Waters’ Perrier bottling facility and has a long-standing supply relationship with Nestlé Waters.  The acquisition did not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented.

14.  Discontinued Operations

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

Since the issuance of the decree, the Company has cooperated with the Venezuelan government, as it is compelled to do under Venezuelan law, to provide for an orderly transition while ensuring the safety and well-being of the employees and the integrity of the production facilities.  The Company has been engaged in negotiations with the Venezuelan government in relation to certain aspects of the expropriation, including the compensation payable by the government as a result of its expropriation.  On September 26, 2011, the Company, having been unable to reach an agreement with the Venezuelan government regarding fair compensation, commenced an arbitration against Venezuela through the World Bank’s International Centre for Settlement of Investment Disputes.  The Company is unable at this stage to predict the amount, or timing of receipt, of compensation it will ultimately receive.

The Company considered the disposal of these assets to be complete as of December 31, 2010.  As a result, and in accordance with generally accepted accounting principles, the Company has presented the results of operations for its Venezuelan subsidiaries in the Consolidated Results of Operations for the three and nine months ended September 30, 2010, as discontinued operations.  At September 30, 2010, the assets and liabilities of the Venezuelan operations are presented in the Consolidated Balance Sheets as the assets and liabilities of discontinued operations.

The following summarizes the revenues and expenses of the Venezuelan operations reported as discontinued operations in the Consolidated Results of Operations for the periods indicated:

	Three months ended	Nine months ended
	September 30,	September 30,
	2010	2010

Net sales	$52	$129
Manufacturing, shipping, and delivery	(34)	(86)
Gross profit	18	43

Selling and administrative expense	(2)	(5)
Other expense	4	3

Earnings from discontinued operations before income taxes	20	41
Provision for income taxes	(4)	(10)
Net earnings from discontinued operations	16	31
Net earnings from discontinued operations attributable to noncontrolling interests	(4)	(7)

Net earnings from discontinued operations attributable to the Company	$12	$24

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

The condensed consolidated balance sheet at September 30, 2010 included the following assets and liabilities related to the discontinued operations of the Company’s Venezuelan subsidiaries:

Assets:
Cash	$43
Accounts receivable	21
Inventories	26
Prepaid expenses	3

Total current assets	93

Other long-term assets	5
Net property, plant, and equipment	30

Total assets	$128

Liabilities:
Accounts payable and other current liabilities	$25
Other long-term liabilities	15

Total liabilities	$40

15. New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance related to the financial statement presentation of other comprehensive income (“OCI”). The guidance requires that OCI be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is effective for fiscal years, and interim periods, beginning after December 15, 2011.  Adoption of this guidance only impacts presentation and disclosure of OCI, with no impact on the Company’s results of operations, financial position or cash flows.

In September 2011, the FASB issued guidance related to testing goodwill for impairment.  The guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the annual quantitative test of goodwill impairment. This new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Adoption of this guidance only impacts the goodwill impairment process, with no impact on the Company’s results of operations, financial position or cash flows.

16.  Financial Information for Subsidiary Guarantors and Non-Guarantors

The following presents condensed consolidating financial information for the Company, segregating:  (1) Owens-Illinois, Inc., the issuer of senior debentures (the “Parent”); (2) the two subsidiaries which have guaranteed the senior debentures on a subordinated basis (the “Guarantor Subsidiaries”); and (3) all other subsidiaries (the “Non-Guarantor Subsidiaries”).  The Guarantor Subsidiaries are 100% owned direct and indirect subsidiaries of the Company and their guarantees are full, unconditional and joint and several.  They have no operations and function only as intermediate holding companies.

100% owned subsidiaries are presented on the equity basis of accounting.  Certain reclassifications have been made to conform all of the financial information to the financial presentation on a consolidated basis.  The principal eliminations relate to investments in subsidiaries and intercompany balances and transactions.

	September 30, 2011
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Accounts receivable	$—	$—	$1,218	$—	$1,218
Inventories			1,052		1,052
Other current assets			369		369

Total current assets	—	—	2,639	—	2,639
Investments in and advances to subsidiaries	2,564	2,314		(4,878)	—

Goodwill			2,762		2,762
Other non-current assets			1,220		1,220

Total other assets	2,564	2,314	3,982	(4,878)	3,982

Property, plant and equipment, net			2,931		2,931

Total assets	$2,564	$2,314	$9,552	$(4,878)	$9,552

Current liabilities :
Accounts payable and accrued liabilities	$—	$—	$1,598	$—	$1,598
Current portion of asbestos liability	170				170
Short-term loans and long-term debt due within one year			345		345

Total current liabilities	170	—	1,943	—	2,113

Long-term debt	250		3,743	(250)	3,743
Asbestos-related liabilities	204				204
Other non-current liabilities			1,398		1,398
Total share owners’ equity of the Company	1,940	2,314	2,314	(4,628)	1,940
Noncontrolling interests			154		154

Total liabilities and share owners’ equity	$2,564	$2,314	$9,552	$(4,878)	$9,552

	December 31, 2010
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Accounts receivable	$—	$—	$1,075	$—	$1,075
Inventories			946		946
Other current assets			717		717

Total current assets	—	—	2,738	—	2,738
Investments in and advances to subsidiaries	2,541	2,291		(4,832)	—

Goodwill			2,821		2,821
Other non-current assets			1,088		1,088

Total other assets	2,541	2,291	3,909	(4,832)	3,909

Property, plant and equipment, net			3,107		3,107

Total assets	$2,541	$2,291	$9,754	$(4,832)	$9,754

Current liabilities :
Accounts payable and accrued liabilities	$—	$—	$1,555	$—	$1,555
Current portion of asbestos liability	170				170
Short-term loans and long-term debt due within one year			354		354

Total current liabilities	170	—	1,909	—	2,079

Long-term debt	250		3,924	(250)	3,924
Asbestos-related liabilities	306				306
Other non-current liabilities			1,419		1,419
Total share owners’ equity of the Company	1,815	2,291	2,291	(4,582)	1,815
Noncontrolling interests			211		211

Total liabilities and share owners’ equity	$2,541	$2,291	$9,754	$(4,832)	$9,754

	September 30, 2010
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Accounts receivable	$—	$—	$1,165	$—	$1,165
Inventories			986		986
Other current assets			722		722
Assets of discontinued operations			93		93

Total current assets	—	—	2,966	—	2,966
Investments in and advances to subsidiaries	2,559	2,309		(4,868)	—

Goodwill			2,744		2,744
Other non-current assets			1,096		1,096
Assets of discontinued operations			35		35

Total other assets	2,559	2,309	3,875	(4,868)	3,875

Property, plant and equipment, net			3,042		3,042

Total assets	$2,559	$2,309	$9,883	$(4,868)	$9,883

Current liabilities :
Accounts payable and accrued liabilities	$—	$—	$1,617	$—	$1,617
Current portion of asbestos liability	175				175
Short-term loans and long-term debt due within one year			339		339
Liabilities of discontinued operations			25		25

Total current liabilities	175	—	1,981	—	2,156

Liabilities of discontinued operations			15		15
Long-term debt	250		4,006	(250)	4,006
Asbestos-related liabilities	196				196
Other non-current liabilities			1,354		1,354
Total share owners’ equity of the Company	1,938	2,309	2,309	(4,618)	1,938
Noncontrolling interests			218		218

Total liabilities and share owners’ equity	$2,559	$2,309	$9,883	$(4,868)	$9,883

	Three months ended September 30, 2011
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,862	$—	$1,862
Manufacturing, shipping, and delivery			(1,475)		(1,475)

Gross profit	—	—	387	—	387

Research, engineering, selling, administrative, and other			(196)		(196)
Net intercompany interest	5		(5)		—
Interest expense	(5)		(65)		(70)
Interest income			2		2
Equity earnings from subsidiaries	116	116		(232)	—
Other equity earnings			19		19
Other income			6		6

Earnings before income taxes	116	116	148	(232)	148
Provision for income taxes			(25)		(25)

Earnings from continuing operations	116	116	123	(232)	123
Loss from discontinued operations			(3)		(3)

Net earnings	116	116	120	(232)	120
Net earnings attributable to noncontrolling interest			(4)		(4)

Net earnings attributable to the Company	$116	$116	$116	$(232)	$116

	Three months ended September 30, 2010
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,689	$—	$1,689
Manufacturing, shipping, and delivery			(1,329)		(1,329)

Gross profit	—	—	360	—	360

Research, engineering, selling, administrative, and other			(144)		(144)
Net intercompany interest	5		(5)		—
Interest expense	(5)		(56)		(61)
Interest income			2		2
Equity earnings from subsidiaries	139	139		(278)	—
Other equity earnings			20		20
Other income			11		11

Earnings from continuing operations before income taxes	139	139	188	(278)	188
Provision for income taxes			(53)		(53)

Earnings from continuing operations	139	139	135	(278)	135
Earnings from discontinued operations			16		16

Net earnings	139	139	151	(278)	151
Net earnings attributable to noncontrolling interest			(12)		(12)

Net earnings attributable to the Company	$139	$139	$139	$(278)	$139

	Nine months ended September 30, 2011
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$5,540	$—	$5,540
Manufacturing, shipping, and delivery			(4,465)		(4,465)

Gross profit	—	—	1,075	—	1,075

Research, engineering, selling, administrative, and other			(544)		(544)
Net intercompany interest	15		(15)	—	—
Interest expense	(15)		(231)		(246)
Interest income			8	—	8
Equity earnings from subsidiaries	261	261		(522)	—
Other equity earnings			52		52
Other income			18		18

Earnings from continuing operations before income taxes	261	261	363	(522)	363
Provision for income taxes			(85)		(85)

Earnings from continuing operations	261	261	278	(522)	278
Loss from discontinued operations			(2)		(2)

Net earnings	261	261	276	(522)	276
Net earnings attributable to noncontrolling interest			(15)		(15)

Net earnings attributable to the Company	$261	$261	$261	$(522)	$261

	Nine months ended September 30, 2010
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$4,905	$—	$4,905
Manufacturing, shipping, and delivery			(3,863)		(3,863)

Gross profit	—	—	1,042	—	1,042

Research, engineering, selling, administrative, and other			(438)		(438)
Net intercompany interest	16		(16)		—
Interest expense	(16)		(161)		(177)
Interest income			10		10
Equity earnings from subsidiaries	365	365		(730)	—
Other equity earnings			46		46
Other income			22		22

Earnings from continuing operations before income taxes	365	365	505	(730)	505
Provision for income taxes			(136)		(136)

Earnings from continuing operations	365	365	369	(730)	369
Earnings from discontinued operations			31		31

Net earnings	365	365	400	(730)	400
Net earnings attributable to noncontrolling interest			(35)		(35)

Net earnings attributable to the Company	$365	$365	$365	$(730)	$365

	Nine months ended September 30, 2011
			Non-
		Guarantor	Guarantor
Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash provided by (used in) operating activities	$(102)	$—	$382	$—	$280
Cash used in investing activities			(351)		(351)
Cash provided by (used in) financing activities	102		(418)		(316)

Effect of exchange rate change on cash			3		3

Net change in cash	—	—	(384)	—	(384)
Cash at beginning of period			640		640

Cash at end of period	$—	$—	$256	$—	$256

	Nine months ended September 30, 2010
			Non-
		Guarantor	Guarantor
Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash provided by (used in) operating activities	$(114)	$—	$519	$—	$405

Cash used in investing activities			(1,145)		(1,145)

Cash provided by financing activities	114		514		628

Effect of exchange rate change on cash					—

Net change in cash	—	—	(112)	—	(112)

Cash at beginning of period			812		812

Cash at end of period	$—	$—	$700	$—	$700

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following are the Company’s net sales by segment and Segment Operating Profit for the three and nine months ended September 30, 2011 and 2010 (dollars in millions).  The Company’s measure of profit for its reportable segments is Segment Operating Profit, which consists of consolidated earnings from continuing operations before interest income, interest expense, and provision for income taxes and excludes amounts related to certain items that management considers not representative of ongoing operations as well as certain retained corporate costs.  The segment data presented below is prepared in accordance with general accounting principles for segment reporting.  The line titled “reportable segment totals”, however, is a non-GAAP measure when presented outside of the financial statement footnotes.  Management has included reportable segment totals below to facilitate the discussion and analysis of financial condition and results of operations.  The Company’s management uses Segment Operating Profit, in combination with net sales and selected cash flow information, to evaluate performance and to allocate resources.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net Sales:
Europe	$770	$702	$2,355	$2,086
North America	497	483	1,466	1,443
South America	310	243	881	625
Asia Pacific	270	251	778	724

Reportable segment totals	1,847	1,679	5,480	4,878
Other	15	10	60	27
Net Sales	$1,862	$1,689	$5,540	$4,905

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Segment Operating Profit:

Europe	$106	$114	$284	$274
North America	73	72	188	222
South America	67	56	165	142
Asia Pacific	23	37	56	105
Reportable segment totals	269	279	693	743

Items excluded from Segment Operating Profit:
Retained corporate costs and other	(24)	(21)	(51)	(52)
Restructuring and asset impairment	(29)		(41)	(8)
Acquisition-related fair value inventory adjustments and restructuring, transaction and financing costs		(11)		(11)
Interest income	2	2	8	10
Interest expense	(70)	(61)	(246)	(177)
Earnings from continuing operations before income taxes	148	188	363	505
Provision for income taxes	(25)	(53)	(85)	(136)
Earnings from continuing operations	123	135	278	369
Earnings (loss) from discontinued operations	(3)	16	(2)	31
Net earnings	120	151	276	400
Net earnings attributable to noncontrolling interests	(4)	(12)	(15)	(35)
Net earnings attributable to the Company	$116	$139	$261	$365

Amounts attributable to the Company:
Earnings from continuing operations	$119	$127	$263	$341
Earnings (loss) from discontinued operations	(3)	12	(2)	24
Net earnings	$116	$139	$261	$365

Note:  All amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Quarters ended September 30, 2011 and 2010

Third Quarter 2011 Highlights

•                  Net sales increased as 2010 acquisitions and organic growth drove a 4% increase in tonnes shipped

•                  Lower Segment Operating Profit due to higher cost inflation, partially offset by higher sales volume and improved pricing

•                  Two previously idled furnaces in North America restarted; operating performance of North America improved during the quarter

Net sales were $173 million higher than the prior year, primarily due to higher sales volumes driven by recent acquisitions and organic growth, improved pricing and the favorable effect of changes in foreign currency exchange rates.

Segment Operating Profit for reportable segments was $10 million lower than the prior year.  The decrease was mainly attributable to additional cost inflation and higher operating expenses, partially offset by higher sales volume and improved pricing.

Interest expense for the third quarter of 2011 increased $9 million over the third quarter of 2010.  The increase was principally due to additional interest related to debt issued in 2010 to fund acquisitions.

Net earnings from continuing operations attributable to the Company for the third quarter of 2011 was $119 million, or $0.72 per share (diluted), compared with $127 million, or $0.77 per share (diluted), for the third quarter of 2010.  Earnings in both periods included items that management considered not representative of ongoing operations.  These items decreased net earnings attributable to the Company in 2011 by $20 million, or $0.12 per share, and decreased net earnings attributable to the Company in 2010 by $9 million, or $0.06 per share.

Results of Operations — Third Quarter of 2011 compared with Third Quarter of 2010

Net Sales

The Company’s net sales in the third quarter of 2011 were $1,862 million compared with $1,689 million for the third quarter of 2010, an increase of $173 million, or 10%. The increase in net sales was primarily due to higher glass container shipments, improved pricing and the favorable effects of changes in foreign currency exchange rates.  Glass container shipments, in tonnes, were up 4% in the third quarter of 2011 compared to the third quarter of 2010.  Sales volumes were up in all regions, with the acquisitions in Brazil and China in 2010 representing 3% of the 4% volume growth.  The remaining increase in volume was due to organic growth as favorable demand in all regions more than offset lower volume in Australia.  Average selling prices improved in the third quarter of 2011 over the prior year, due in part to surcharges implemented in Europe to partially offset incremental energy inflation.  Foreign currency exchange rate changes increased net sales in the third quarter of 2011 compared to the prior year, primarily due to a stronger Euro and Australian dollar in relation to the U.S. dollar.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales - 2010		$1,679
Sales volume	$64
Price
Price	25
Product mix	(8)
Cost pass-through provisions	1
Effects of changing foreign currency rates	86

Total effect on net sales		168
Net sales - 2011		$1,847

Cost pass-through provisions include monthly or quarterly contractual provisions to customers, primarily in North America.

Europe:  Net sales in Europe in the third quarter of 2011 were $770 million compared with $702 million for the third quarter of 2010, an increase of $68 million, or 10%.  Glass container shipment levels increased slightly as demand grew across several key end-use categories.  Average selling prices in the region improved over the prior year, primarily due to surcharges implemented in the quarter to partially offset energy inflation.  The remaining increase in net sales was due to the favorable effects of foreign currency exchange rate changes, as the Euro strengthened in relation to the U.S. dollar.

North America:  Net sales in North America in the third quarter of 2011 were $497 million compared with $483 million for the third quarter of 2010, an increase of $14 million, or 3%.  The increase in net sales was primarily due to higher glass container shipments in the current quarter, particularly in the wine, spirits and craft beer categories. The remaining increase in net sales was due to the favorable effects of foreign currency exchange rate changes due to a stronger Canadian dollar in relation to the U.S. dollar.

South America:  Net sales in South America in the third quarter of 2011 were $310 million compared with $243 million for the third quarter of 2010, an increase of $67 million, or 28%.  The increase in net sales was primarily due to higher sales volumes in the current quarter.  Glass container shipments were up more than 24% in the third quarter of 2011 compared to the prior year.  The acquisition in Brazil in 2010 accounted for approximately one-third of this volume increase.  The remaining volume increase was due to strong growth in the region, primarily in Brazil and Argentina.  Net sales also increased due to higher selling prices and the favorable effects of foreign currency exchange rate changes.

Asia Pacific:  Net sales in Asia Pacific in the third quarter of 2011 were $270 million compared with $251 million for the third quarter of 2010, an increase of $19 million, or 8%.  Glass container shipment levels increased slightly, with all the increase attributable to the acquisitions in China in 2010.  Glass container shipments of wine and beer bottles in Australia were down nearly 15% in the current quarter compared to the prior year.  The decrease in shipments of wine bottles was primarily due to the strong Australian dollar, which negatively impacted wine exports from the country.  In addition, beer consumption decreased as high interest rates in Australia lowered consumers’ disposable income. The favorable effects of foreign currency exchange rate changes also contributed to the increase in net sales in the third quarter of 2011, primarily due to the strengthening of the Australian dollar in relation to the U.S. dollar.

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

Segment Operating Profit of reportable segments in the third quarter of 2011 was $269 million compared to $279 million for the third quarter of 2010, a decrease of $10 million, or 4%.  The decrease in Segment Operating Profit was primarily due to higher manufacturing and delivery costs, principally due to $55 million of cost inflation, partially offset by $18 million of capacity utilization and other cost savings.  The cost inflation in the third quarter of 2011 was driven by higher raw material, labor and energy prices.  The higher raw material prices were mainly due to the increased cost of soda ash in all regions.  The energy inflation was primarily due to the rapid rise in European energy prices, and will likely result in higher energy costs for the remainder of 2011. Operating expenses were also higher in the third quarter of 2011 due to higher spending to support sales and marketing initiatives, the phased implementation of a global Enterprise Resource Planning (“ERP”) system and higher corporate cross charges.  Partially offsetting the higher manufacturing and delivery costs and operating expenses were the benefits of the higher sales volume, improved pricing and favorable effects of foreign currency exchange rate changes.

The change in Segment Operating Profit of reportable segments can be summarized as follows (dollars in millions):

Segment Operating Profit - 2010		$279
Sales volume	$16
Price	25
Manufacturing and delivery	(37)
Operating expenses and other	(21)
Effects of changing foreign currency rates	7

Total net effect on Segment Operating Profit		(10)
Segment Operating Profit - 2011		$269

Europe:  Segment operating profit in Europe in the third quarter of 2011 was $106 million compared with $114 million in the third quarter of 2010, a decrease of $8 million, or 7%.  The benefits of higher sales volumes and prices and the favorable effects of a stronger Euro in relation to the U.S. dollar were offset by continued high cost inflation, primarily driven by higher energy prices.  In response to the rise in energy prices, the Company initiated an energy surcharge in Europe in the third quarter.

North America:  Segment operating profit in North America in the third quarter of 2011 was $73 million compared with $72 million in the third quarter of 2010, an increase of $1 million, or 1%.  Segment operating profit benefited from higher sales volumes in the quarter, as well as lower manufacturing and delivery costs.  The segment restarted two previously idled furnaces and ran at high operating rates, improving customer service levels and reducing the supply chain issues experienced in the second quarter.  Offsetting these increases to segment operating profit were higher cost inflation and additional expenses incurred related to building sales and marketing capabilities and to the phased implementation of a global ERP system.

South America:  Segment operating profit in South America in the third quarter of 2011 was $67 million compared with $56 million in the third quarter of 2010, an increase of $11 million, or 20%.  Higher sales and production volumes, primarily due to the acquisition in Brazil in 2010, were the main reasons for the increased operating profit.  Higher cost inflation continued to impact this region during the third quarter, but was partially offset by higher selling prices.

Asia Pacific:  Segment operating profit in Asia Pacific in the third quarter of 2011 was $23 million compared with $37 million in the third quarter of 2010, a decrease of $14 million, or 38%.  The decrease in operating profit was primarily due to two macroeconomic conditions in Australia,  which were the strong currency and high interest rates, that resulted in lower wine and beer bottle sales and also led to temporary production curtailments, resulting in unabsorbed manufacturing costs.  In response to the lower wine and beer bottle shipments in Australia, the Company permanently closed one furnace during the quarter, and plans to close one additional furnace in early 2012.  Further restructuring activities in Australia will depend on 2012 supply and demand trends and the outcome of contract negotiations.

Interest Expense

Interest expense for the third quarter of 2011 was $70 million compared with $61 million for the third quarter of 2010.  The increase is principally due to additional debt issued in 2010 to fund acquisitions.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests in the third quarter of 2011 were $4 million compared with $12 million in the third quarter of 2010.  The amount for 2010 includes $4 million classified as discontinued operations related to the Company’s Venezuelan operations.  The remaining decrease in the current quarter was primarily a result of the Company buying-out the noncontrolling interest in its southern Brazil operations in the second quarter of 2011.

Earnings from Continuing Operations Attributable to the Company

For the third quarter of 2011 the Company recorded earnings from continuing operations attributable to the Company of $119 million, or $0.72 per share (diluted), compared to $127 million, or $0.77 per share (diluted), in the third quarter of 2010.  Earnings in both periods included items that management considered not representative of ongoing operations.  These items decreased earnings from continuing operations attributable to the Company in 2011 by $20 million, or $0.12 per share, and decreased net earnings attributable to the Company in 2010 by $9 million, or $0.06 per share.

Executive Overview — Nine Months ended September 30, 2011 and 2010

2011 Highlights

•                  Net sales increased as 2010 acquisitions and improving market conditions drove a 6% increase in tonnes shipped

•                  Lower Segment Operating Profit due to higher cost inflation and manufacturing costs

•                  Completed new $2 billion bank credit agreement and redeemed $400 million and €225 million senior notes due 2014

Net sales were $635 million higher than the prior year, primarily due to higher sales volumes driven by recent acquisitions and the favorable effect of changes in foreign currency exchange rates.

Segment Operating Profit for reportable segments was $50 million lower than the prior year.  The decrease was mainly attributable to additional cost inflation, production and supply chain issues in North America during the second quarter of 2011, and the impact of flooding in Australia, partially offset by higher capacity utilization.

Interest expense for the first nine months of 2011 increased $69 million over the first nine months of 2010.  The increase was principally due to note repurchase premiums and the write-off of finance fees related to debt redeemed in the second quarter of 2011, as well as additional interest related to debt issued in 2010 to fund acquisitions.

For the first nine months of 2011 the Company recorded earnings from continuing operations attributable to the Company of $263 million, or $1.58 per share (diluted), compared to $341 million, or $2.04 per share (diluted), in the first nine months of 2010.  Earnings in both periods included items that management considered not representative of ongoing operations.  These items decreased earnings from continuing operations attributable to the Company in 2011 by $52 million, or $0.32 per share, and decreased net earnings attributable to the Company in 2010 by $17 million, or $0.11 per share.

Results of Operations — First nine months of 2011 compared with first nine months of 2010

Net Sales

The Company’s net sales in the first nine months of 2011 were $5,540 million compared with $4,905 million for the first nine months of 2010, an increase of $635 million, or 13%. The increase in net sales was primarily due to higher glass container shipments and the favorable effects of changes in foreign currency exchange rates.  Glass container shipments, in tonnes, were up nearly 6% in 2011 compared to 2010.  Sales volumes were up in all end-use categories, with the acquisitions in Argentina, Brazil and China in 2010 representing approximately 5% of the 6% volume growth.  The remaining increase in volume was due to improving market conditions, as favorable demand in Europe and South America more than offset lower volume in Australia.  Foreign currency exchange rate changes increased net sales in the first nine months of 2011 compared to the prior year, primarily due to a stronger Euro, Australian dollar and Brazilian real in relation to the U.S. dollar.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales - 2010		$4,878
Sales volume	$256
Price
Price	49
Product mix	(34)
Cost pass-through provisions	(1)
Effects of changing foreign currency rates	332

Total effect on net sales		602
Net sales - 2011		$5,480

Cost pass-through provisions include monthly or quarterly contractual provisions as well as the transfer of certain third-party costs, such as shipping, to customers, primarily in North America.

Europe:  Net sales in Europe in the first nine months of 2011 were $2,355 million compared with $2,086 million for the first nine months of 2010, an increase of $269 million, or 13%.  Glass container shipment levels increased mid-single digits as demand grew across all key end-use categories, particularly in the wine and beer segments.  Net sales also improved in 2011 due to energy surcharges implemented in the third quarter to help offset the high energy cost inflation in the region.  The remaining increase in net sales was due to the favorable effects of foreign currency exchange rate changes, as the Euro strengthened in relation to the U.S. dollar.

North America:  Net sales in North America in the first nine months of 2011 were $1,466 million compared with $1,443 million for the first nine months of 2010, an increase of $23 million, or 2%.  The increase in net sales was primarily due to the favorable effects of foreign currency exchange rate changes, as the Canadian dollar strengthened in relation to the U.S. dollar.  Glass container shipments and selling prices in the current year were up slightly over the prior year.

South America:  Net sales in South America in the first nine months of 2011 were $881 million compared with $625 million for the first nine months of 2010, an increase of $256 million, or

41%.  Glass container shipments were up about 35% in the current year, with the acquisitions in Argentina and Brazil in 2010 accounting for approximately half of this volume increase.  The remaining volume increase was due to strong growth in the region, primarily in Brazil, Peru and Argentina.  The favorable effects of foreign currency exchange rate changes also contributed to the increase in net sales in 2011, primarily due to the strengthening of the Brazilian real in relation to the U.S. dollar.

Asia Pacific:  Net sales in Asia Pacific in the first nine months of 2011 were $778 million compared with $724 million for the first nine months of 2010, an increase of $54 million, or 7%.  Glass container shipment levels increased mid-single digits, with all the increase attributable to the acquisitions in China in 2010.  Glass container shipments in Australia were down more than 10% in 2011 compared to the prior year, primarily in the wine and beer end-use categories.  The decrease in shipments of wine bottles was primarily due to the strong Australian dollar, which negatively impacted wine exports from the country.  In addition, beer consumption decreased as high interest rates in Australia lowered consumers’ disposable income. Severe flooding in Australia during the first quarter of 2011 also reduced shipments in the region.  The favorable effects of foreign currency exchange rate changes increased net sales in the first nine months of 2011, primarily due to the strengthening of the Australian dollar in relation to the U.S. dollar.

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

Segment Operating Profit of reportable segments in the first nine months of 2011 was $693 million compared to $743 million for the first nine months of 2010, a decrease of $50 million, or 7%.  The decrease in Segment Operating Profit was primarily due to higher manufacturing and delivery costs and operating expenses, partially offset by higher sales volumes and improved pricing in 2011 and the favorable effects of changes in foreign currency exchange rates.  The higher manufacturing and delivery costs were principally due to $164 million of cost inflation, $26 million of production and supply chain issues in North America in the second quarter of 2011, and $9 million of costs related to flooding in Australia, partially offset by $52 million of higher capacity utilization and other cost savings.  The cost inflation in the first nine months of 2011 was driven by higher raw material, labor and energy prices.  The higher raw material prices were mainly due to the increased cost of soda ash in all regions.  The energy inflation was primarily due to the rapid rise in European energy prices.  Operating expenses were higher as the Company invested in building its sales and marketing capabilities and also incurred expenses related to the phased implementation of a global ERP software system.

The change in Segment Operating Profit of reportable segments can be summarized as follows (dollars in millions):

Segment Operating Profit - 2010		$743
Sales volume	$60
Price	49
Manufacturing and delivery	(147)
Operating expenses and other	(37)
Effects of changing foreign currency rates	25

Total net effect on Segment Operating Profit		(50)
Segment Operating Profit - 2011		$693

Europe:  Segment operating profit in Europe in the first nine months of 2011 was $284 million compared with $274 million in the first nine months of 2010, an increase of $10 million, or 4%.  Higher sales volume, improved pricing and the favorable effects of a stronger Euro in relation to the U.S. dollar contributed to the increased operating profit.  Operating profit also increased due to higher production levels, which led to lower manufacturing costs on a per-ton basis.  Partially offsetting these increases to operating profit was additional cost inflation, primarily driven by higher energy prices.  In response to the rise in energy prices, the Company initiated an energy surcharge in Europe in the third quarter.

North America:  Segment operating profit in North America in the first nine months of 2011 was $188 million compared with $222 million in the first nine months of 2010, a decrease of $34 million, or 15%.  The lower operating profit in this region was due to higher manufacturing and delivery costs, driven by cost inflation and production and supply chain issues, partially offset by footprint realignment savings.  This segment also incurred expenses related to building its sales and marketing capabilities and to the phased implementation of a global ERP system.

The higher manufacturing and delivery costs in this region in 2011 were primarily due to production and supply chain issues experienced during the second quarter.  The Company entered the seasonally strong second quarter with overall tight inventory levels in this region, and production issues during the second quarter led to inventory shortages at certain locations.  During the second quarter, out-of-pattern production was required to meet customer expectations resulting in production inefficiencies, higher freight costs and product loss.  The Company has restarted two previously idled furnaces in this region to reduce the out-of-pattern production and help meet customer demand.  This region ran at high operating rates in the third quarter and stabilized its inventory levels.

South America:  Segment operating profit in South America in the first nine months of 2011 was $165 million compared with $142 million in the first nine months of 2010, an increase of $23 million, or 16%.  Higher sales and production volumes, primarily due to the acquisitions in Argentina and Brazil in 2010, were the main reasons for the increased operating profit.  In the first half of 2011, the region incurred increased transportation costs due to the region shipping glass containers into Brazil from other countries in the region to support the rapid growth in that country.  The region incurred additional costs to realign machinery to increase capacity in Brazil during the second quarter of 2011.  The region also experienced higher cost inflation in 2011, which was partially offset by higher selling prices.

Asia Pacific:  Segment operating profit in Asia Pacific in the first nine months of 2011 was $56 million compared with $105 million in the first nine months of 2010, a decrease of $49 million, or 47%.  Lower sales volume as a result of two macroeconomic conditions in Australia, which were the strong currency and high interest rates, were the primary reasons for the lower operating profit.  In response to the lower wine and beer bottle shipments in Australia, the Company temporarily curtailed production in Asia Pacific, resulting in unabsorbed manufacturing costs.  The Company also permanently closed one furnace in Australia during the third quarter, and plans to close one additional furnace in early 2012.  Further restructuring activities in Australia will depend on 2012 supply and demand trends and the outcome of contract negotiations.  Additionally, the segment had lower sales volumes and incurred $9 million of additional costs related to the severe flooding in Australia in the first quarter of 2011.

Interest Expense

Interest expense for the first nine months of 2011 was $246 million compared with $177 million for the first nine months of 2010.  The 2011 amount includes $25 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees related to the cancellation of the Company’s previous bank credit agreement and the redemption of the senior notes due 2014.  Exclusive of these items, interest expense increased $44 million.  The increase is principally due to additional debt issued in 2010 to fund acquisitions.

Provision for Income Taxes

The Company’s effective tax rate from continuing operations for the nine months ended September 30, 2011 was 23.4% compared with 26.9% for the first nine months of 2010.  The 2011 effective tax rate included $4 million of net discrete tax benefits related to tax planning strategies in Europe and South America.

Excluding the amounts related to items that management considers not representative of ongoing operations, the Company expects that the full year effective tax rate for 2011 will be 21.5% compared with 26.2% for 2010.  The 2011 rate may change depending on the mix of earnings by country.  The decrease in the expected effective tax rate for the full year 2011 is partly due to tax planning strategies implemented by the Company, and is also impacted by lower expected earnings in high tax jurisdictions.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests in the first nine months of 2011 were $15 million compared with $35 million in the first nine months of 2010.  The amount for 2010 includes $7 million classified as discontinued operations related to the Company’s Venezuelan operations. The remaining decrease in 2011 was primarily a result of lower earnings in the Company’s less than wholly-owned subsidiaries in its South America and Asia Pacific segments in 2011, and the Company buying-out the noncontrolling interest in its southern Brazil operations in the second quarter of 2011.

Earnings from Continuing Operations Attributable to the Company

For the first nine months of 2011 the Company recorded earnings from continuing operations attributable to the Company of $263 million, or $1.58 per share (diluted), compared to $341 million, or $2.04 per share (diluted), in the first nine months of 2010.  Earnings in both periods included items that management considered not representative of ongoing operations.  These items decreased earnings from continuing operations attributable to the Company in 2011 by

$52 million, or $0.32 per share, and decreased net earnings attributable to the Company in 2010 by $17 million, or $0.11 per share.

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for the third quarter of 2011 was $24 million compared with $21 million for the third quarter of 2010, and $51 million for the first nine months of 2011 compared to $52 million for the first nine months of 2010.  Retained corporate costs and other for the nine months ended September 30, 2011 reflect higher marketing and pension expense compared to the prior year, offset by a reduction of management incentive compensation expense of approximately $12 million, approximately half of which was related to the impact of lower financial results in the current year and the other half related to the impact of changes in estimates on amounts expensed in previous periods.  The first nine months of 2011 also benefited from higher equity earnings from the Company’s ownership in a soda ash joint venture and higher earnings from the Company’s global equipment sales business.

Restructuring

During the three months and nine months ended September 30, 2011, the Company recorded restructuring and asset impairment charges of $23 million and $35 million, respectively, related to the completed and planned closures of furnaces and machine lines in the Company’s Asia Pacific segment.  These restructuring charges include actions initiated in Australia in response to the lower wine and beer bottle shipments in 2011.  These charges also include a plant closing and the related relocation of business to other facilities in the Company’s Asia Pacific segment.  This plant is located in the central business district of a large city, where property values have increased considerably.  The Company is currently in the process of selling the related property.

During the three months and nine months ended September 30, 2011, the Company recorded restructuring charges totaling $6 million for headcount reductions, primarily in the Company’s South America segment.

During the nine months ended September 30, 2010, the Company recorded charges totaling $8 million for restructuring and asset impairment related to the Company’s strategic review of its global manufacturing footprint.

See Note 9 to the Condensed Consolidated Financial Statements for additional information.

Acquisition-related fair value inventory adjustments and restructuring, transaction and financing costs

During the three and nine months ended September 30, 2010, the Company recorded charges of $5 million for acquisition-related fair value inventory adjustments.  This charge was due to the accounting rules requiring inventory purchased in a business combination to be marked up to fair value, and then recorded as an increase to cost of goods sold as the inventory is sold.  Also during the three and nine months ended September 30, 2010, the Company recorded charges of $6 million for acquisition-related restructuring, transaction and financing costs.

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

Since the issuance of the decree, the Company has cooperated with the Venezuelan government, as it is compelled to do under Venezuelan law, to provide for an orderly transition while ensuring the safety and well-being of the employees and the integrity of the production facilities.  The Company has been engaged in negotiations with the Venezuelan government in relation to certain aspects of the expropriation, including the compensation payable by the government as a result of its expropriation.  On September 26, 2011, the Company, having been unable to reach an agreement with the Venezuelan government regarding fair compensation, commenced an arbitration against Venezuela through the World Bank’s International Centre for Settlement of Investment Disputes.  The Company is unable at this stage to predict the amount, or timing of receipt, of compensation it will ultimately receive.

The Company considered the disposal of these assets to be complete as of December 31, 2010.  As a result, and in accordance with generally accepted accounting principles, the Company has presented the results of operations for its Venezuelan subsidiaries in the Consolidated Results of Operations for the three and nine months ended September 30, 2010 as discontinued operations.  At September 30, 2010, the assets and liabilities of the Venezuelan operations are presented in the Consolidated Balance Sheets as the assets and liabilities of discontinued operations.

The following summarizes the revenues and expenses of the Venezuelan operations reported as discontinued operations in the Consolidated Results of Operations for the periods indicated:

	Three months ended	Nine months ended
	September 30,	September 30,
	2010	2010

Net sales	$52	$129
Manufacturing, shipping, and delivery	(34)	(86)
Gross profit	18	43

Selling and administrative expense	(2)	(5)
Other expense	4	3

Earnings from discontinued operations before income taxes	20	41
Provision for income taxes	(4)	(10)
Net earnings from discontinued operations	16	31
Net earnings from discontinued operations attributable to noncontrolling interests	(4)	(7)

Net earnings from discontinued operations attributable to the Company	$12	$24

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

The condensed consolidated balance sheet at September 30, 2010 included the following assets and liabilities related to the discontinued operations of the Company’s Venezuelan subsidiaries:

Assets:
Cash	$43
Accounts receivable	21
Inventories	26
Prepaid expenses	3

Total current assets	93

Other long-term assets	5
Net property, plant, and equipment	30

Total assets	$128

Liabilities:
Accounts payable and other current liabilities	$25
Other long-term liabilities	15

Total liabilities	$40

Capital Resources and Liquidity

As of September 30, 2011, the Company had cash and total debt of $256 million and $4.1 billion, respectively, compared to $657 million and $4.3 billion, respectively, as of September 30, 2010.  A significant portion of the cash was held in mature, liquid markets where the Company has operations, such as the U.S., Europe and Australia, and is readily available to fund global liquidity requirements. The amount of cash held in non-U.S. locations as of September 30, 2011 was $246 million.

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

At September 30, 2011, the Agreement included a $900 million revolving credit facility, a 170 million Australian dollar term loan, a $600 million term loan, a 116 million Canadian dollar term loan, and a €141 million term loan, each of which has a final maturity date of May 19, 2016.  At September 30, 2011, the Company’s subsidiary borrowers had unused credit of $767 million available under the Agreement.

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

The Agreement also contains one financial maintenance covenant, a Leverage Ratio, that requires the Company to not exceed a ratio calculated by dividing consolidated total debt, less cash and cash equivalents, by Consolidated Adjusted EBITDA, as defined in the Agreement.  The Leverage Ratio could restrict the ability of the Company to undertake additional financing or acquisitions to the extent that such financing or acquisitions would cause the Leverage Ratio to exceed the specified maximum.

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

The Leverage Ratio also determines pricing under the Agreement.  The interest rate on borrowings under the Agreement is, at the Company’s option, the Base Rate or the Eurocurrency Rate, as defined in the Agreement.  These rates include a margin linked to the Leverage Ratio.  The margins range from 1.25% to 2.00% for Eurocurrency Rate loans and from 0.25% to 1.00% for Base Rate loans.  In addition, a facility fee is payable on the revolving credit facility commitments ranging from 0.25% to 0.50% per annum linked to the Leverage Ratio.  The weighted average interest rate on borrowings outstanding under the Agreement at September 30, 2011 was 2.93%. As of September 30, 2011, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

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

The Company assesses its capital raising and refinancing needs on an ongoing basis and may enter into additional credit facilities and seek to issue equity and/or debt securities in the domestic and international capital markets if market conditions are favorable.  Also, depending on market conditions, the Company may elect to repurchase portions of its debt securities in the open market.

The Company has a €280 million European accounts receivable securitization program, which extends through September 2016, subject to annual renewal of backup credit lines. Information related to the Company’s accounts receivable securitization program is as follows:

	September 30,	December 31,	September 30,
	2011	2010	2010

Balance (included in short-term loans)	$233	$247	$243

Weighted average interest rate	1.87%	2.40%	2.49%

Cash Flows

Free cash flow was $77 million for the first nine months of 2011 compared to $(19) million for the first nine months of 2010.  The Company defines free cash flow as cash provided by continuing operating activities less additions to property, plant, and equipment from continuing operations.  Free cash flow does not conform to U.S. GAAP and should not be construed as an alternative to the cash flow measures reported in accordance with U.S. GAAP.  The Company uses free cash flow for internal reporting, forecasting and budgeting and believes this information allows the board of directors, management, investors and analysts to better understand the Company’s financial performance.  Free cash flow for the nine months ended September 30, 2011 and 2010 is calculated as follows:

	2011	2010

Cash provided by continuing operating activities	$281	$370
Additions to property, plant, and equipment - continuing	(204)	(389)

Free cash flow	$77	$(19)

Operating activities:  Cash provided by continuing operating activities was $281 million for the nine months ended September 30, 2011, compared with $370 million for the nine months ended September 30, 2010.  The decrease in cash flows from continuing operating activities was primarily due to lower earnings in the current year.  The decrease in cash flows from continuing operating activities was also due to an increase in interest payments of $54 million as a result of higher debt balances, an increase in income taxes paid of $21 million and a decrease in dividends received from equity investments of $13 million, partially offset by decreases in cash paid for restructuring activities of $22 million and asbestos-related payments of $12 million.  The Company also contributed $35 million more to its defined benefit pension plans in 2011 than it did in 2010, primarily due to the 2010 contributions being lower as a result of accelerated contributions made in 2009.

For the full-year 2011, the Company expects to contribute approximately $60 million to its non-U.S. defined benefit pension plans.  The Company is not required to make contributions in 2011 to its U.S. defined benefit pension plans.  Based on current discount rates and asset returns, the Company expects that it will be required to make contributions to its U.S. plans in 2012, and that the contributions for all plans in 2012 will be approximately $30 million to $40 million higher than the 2011 contributions.  The actual contribution requirements for 2012, which will be determined as part of the annual actuarial valuations performed at year-end, may differ from this estimate based on future changes in discount rates and asset returns.

Investing activities:  Cash utilized in investing activities was $351 million for the nine months ended September 30, 2011 compared to $1,145 million for the nine months ended September 30, 2010.  Capital spending for property, plant and equipment from continuing operations during the nine months ended September 30, 2011 was $204 million compared with $389 million in the prior year.  The decrease in capital spending was due to restructuring activities in North America and new furnace expansions in South America and Asia Pacific in 2010.  Cash utilized in investing activities in 2011 included $148 million for acquisitions, primarily related to the acquisition of the noncontrolling interest of the Company’s southern Brazil operation.  Investing activities in 2010 included $754 million of cash paid to acquire glass manufacturing plants in Argentina and Brazil and to invest in a joint venture with operations in Malaysia, Vietnam and China.

Financing activities:  Cash utilized in financing activities was $316 million for the nine months ended September 30, 2011 compared to cash provided by financing activities of $628 million for the nine months ended September 30, 2010.  Financing activities in 2011 included additions to long-term debt of approximately $1.6 billion, primarily related to borrowings under the Company’s new bank credit agreement, and repayments of long-term debt of approximately $1.8 billion, primarily related to the cancellation of the old bank credit agreement and the redemption of the senior notes due 2014.  Financing activities in 2010 included the issuance of the exchangeable senior notes due 2015 and the €500 million senior notes due 2020.  During 2010, the Company also repaid the senior notes due 2013 and repurchased shares of its common stock for $199 million.

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

Goodwill — Goodwill at September 30, 2011 totaled $2,762 million.  The Company evaluates goodwill annually (or more frequently if impairment indicators arise) for impairment.  The Company conducts its evaluation as of October 1 of each year.  Goodwill impairment testing is performed using the business enterprise value (“BEV”) of each reporting unit which is calculated as of a measurement date by determining the present value of debt-free, after-tax projected future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer.  This BEV is then compared to the book value of each reporting unit as of the measurement date to assess whether an impairment of goodwill may exist.

The testing performed as of October 1, 2010, indicated a significant excess of BEV over book value for each unit.  Based on operating results for the nine months ended September 30, 2011 and current forecasts for the remainder of the year, the Company believes that it is more likely than not that the BEV for every unit is greater than the book value, and that significant excesses remain for its Europe, North America and South America segments.  The Company’s Asia Pacific segment had BEV in excess of book value of 24% as of October 1, 2010.  Given the current short-term outlook for the business, the Company believes the excess in Asia Pacific has decreased during the first nine months of 2011.

The Company is in the process of performing its annual impairment testing as of October 1, 2011.  A number of projections and variables required for impairment testing are determined as part of the Company’s annual budgeting and planning cycle, which has not yet been completed.  Specifically, the Company is continuing to review its business plans for all segments, and is also assessing the impact of the previously discussed restructuring initiatives in the Asia Pacific segment.  The finalization of the annual budgeting and planning cycle could result in a goodwill impairment.  As of September 30, 2011, the Asia Pacific segment had goodwill of $641 million.

There have been no other material changes in critical accounting estimates at September 30, 2011 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Forward Looking Statements

This document contains “forward looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Forward looking statements reflect the Company’s current expectations and projections about future events at the time, and thus involve uncertainty and risk. The words “believe,” “expect,” “anticipate,” “will,” “could,” “would,” “should,” “may,” “plan,” “estimate,” “intend,” “predict,” “potential,” “continue,” and the negatives of these words and other similar expressions generally identify forward looking statements. It is possible the Company’s future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) foreign currency fluctuations relative to the U.S. dollar, specifically the Euro, Brazilian real and Australian dollar, (2) changes in capital availability or cost, including interest rate fluctuations, (3) the general political, economic and competitive conditions in markets and countries where the Company has operations, including uncertainties related to the economic conditions in Europe and Australia, the expropriation of the Company’s operations in Venezuela, disruptions in capital markets, disruptions in the supply chain, competitive pricing pressures, inflation or deflation, and changes in tax rates and laws, (4) consumer preferences for alternative forms of packaging, (5) fluctuations in raw material and labor costs, (6) availability of raw materials, (7) costs and availability of energy, including natural gas prices, (8) transportation costs, (9) the ability of the Company to raise selling prices commensurate with energy and other cost increases, (10) consolidation among competitors and customers, (11) the ability of the Company to acquire businesses and expand plants, integrate operations of acquired businesses and achieve expected synergies, (12) unanticipated expenditures with respect to environmental, safety and health laws, (13) the performance by customers of their obligations under purchase agreements, (14) the Company’s ability to further develop its sales, marketing and product development capabilities, (15) the Company’s ability to resolve its production and supply chain issues in North America, (16) the Company’s success in implementing necessary restructuring plans and the impact of such restructuring plans on the carrying value of recorded goodwill, and (17) the timing and occurrence of events which are beyond the control of the Company, including any expropriation of the Company’s operations, floods and other natural disasters, and events related to asbestos-related claims. It is not possible to foresee or identify all such factors. Any forward looking statements in this document are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. Forward looking statements are not a guarantee of future performance and actual results or developments may differ materially from expectations. While the Company continually reviews trends and uncertainties affecting the Company’s results of operations and financial condition, the Company does not assume any obligation to update or supplement any particular forward looking statements contained in this document.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

There have been no material changes in market risk at September 30, 2011 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2011.

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

Item 1A.  Risk Factors.

There have been no material changes in risk factors at September 30, 2011 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Exhibit 101

Financial statements from the quarterly report on Form 10-Q of Owens-Illinois, Inc. for the quarter ended September 30, 2011, formatted in XBRL: (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

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

OWENS-ILLINOIS, INC.

Date	October 27, 2011	By	/s/ Edward C. White
Edward C. White
Senior Vice President and Chief Financial Officer (Principal Financial Officer; Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibits

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101

Financial statements from the quarterly report on Form 10-Q of Owens-Illinois, Inc. for the quarter ended September 30, 2011, formatted in XBRL: (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

*                 This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.