Form 10-Q
period 2012-03-31
OWENS ILLINOIS INC /DE/
filed 2012-04-26
CIK 812074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.   20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of common stock, par value $.01, of Owens-Illinois, Inc. outstanding as of March 31, 2012 was 164,926,375.

Part I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

The Condensed Consolidated Financial Statements of Owens-Illinois, Inc. (the “Company”) presented herein are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated.  All adjustments are of a normal recurring nature. Because the following unaudited condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions, except per share amounts)

	Three months ended March 31,
	2012	2011
Net sales	$1,739	$1,719
Manufacturing, shipping and delivery expense	(1,361)	(1,376)
Gross profit	378	343

Selling and administrative expense	(140)	(142)
Research, development and engineering expense	(15)	(16)
Interest expense	(64)	(76)
Interest income	3	3
Equity earnings	13	14
Royalties and net technical assistance	4	5
Other income	2	2
Other expense	(11)	(18)

Earnings from continuing operations before income taxes	170	115
Provision for income taxes	(44)	(28)

Earnings from continuing operations	126	87
Loss from discontinued operations	(1)	(1)

Net earnings	125	86
Net earnings attributable to noncontrolling interests	(4)	(4)
Net earnings attributable to the Company	$121	$82

Amounts attributable to the Company:
Earnings from continuing operations	$122	$83
Loss from discontinued operations	(1)	(1)
Net earnings	$121	$82

Basic earnings per share:
Earnings from continuing operations	$0.74	$0.50
Loss from discontinued operations	(0.01)
Net earnings	$0.73	$0.50
Weighted average shares outstanding (thousands)	164,241	163,355

Diluted earnings per share:
Earnings from continuing operations	$0.73	$0.50
Loss from discontinued operations	(0.01)
Net earnings	$0.72	$0.50
Weighted average diluted shares outstanding (thousands)	166,206	166,114

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME

(Dollars in millions)

	Three months ended March 31,
	2012	2011
Net earnings	$125	$86
Other comprehensive income, net of tax:
Foreign currency translation adjustments	99	74
Pension and other postretirement benefit adjustments	24	20
Change in fair value of derivative instruments		1
Other comprehensive income	123	95
Total comprehensive income	248	181
Comprehensive income attributable to noncontrolling interests	(11)	(8)
Comprehensive income attributable to the Company	$237	$173

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	March 31,	December 31,	March 31,
	2012	2011	2011
Assets
Current assets:
Cash and cash equivalents	$299	$400	$430
Receivables, less allowances for losses and discounts ($42 at March 31, 2012, $38 at December 31, 2011, and $43 at March 31, 2011)	1,199	1,158	1,223
Inventories	1,237	1,061	1,103
Prepaid expenses	130	124	78

Total current assets	2,865	2,743	2,834

Investments and other assets:
Equity investments	316	315	301
Repair parts inventories	153	155	154
Pension assets	121	116	59
Other assets	695	687	634
Goodwill	2,127	2,082	2,900

Total other assets	3,412	3,355	4,048

Property, plant and equipment, at cost	7,049	6,899	7,213
Less accumulated depreciation	4,165	4,022	4,070

Net property, plant and equipment	2,884	2,877	3,143

Total assets	$9,161	$8,975	$10,025

CONDENSED CONSOLIDATED BALANCE SHEETS — Continued

	March 31,	December 31,	March 31,
	2012	2011	2011
Liabilities and Share Owners’ Equity
Current liabilities:
Short-term loans and long-term debt due within one year	$406	$406	$372
Current portion of asbestos-related liabilities	165	165	170
Accounts payable	943	1,038	889
Other liabilities	602	636	646

Total current liabilities	2,116	2,245	2,077

Long-term debt	3,724	3,627	3,991
Deferred taxes	214	212	215
Pension benefits	856	871	576
Nonpension postretirement benefits	270	269	260
Other liabilities	410	404	403
Asbestos-related liabilities	276	306	273
Commitments and contingencies
Share owners’ equity:
Share owners’ equity of the Company:
Common stock, par value $.01 per share, 250,000,000 shares authorized, 181,658,637, 181,174,050, and 181,051,389 shares issued (including treasury shares), respectively	2	2	2
Capital in excess of par value	2,996	2,991	3,041
Treasury stock, at cost, 16,732,262, 16,799,903, and 17,045,437 shares, respectively	(404)	(405)	(411)
Retained earnings (loss)	(258)	(379)	203
Accumulated other comprehensive loss	(1,205)	(1,321)	(806)
Total share owners’ equity of the Company	1,131	888	2,029
Noncontrolling interests	164	153	201
Total share owners’ equity	1,295	1,041	2,230
Total liabilities and share owners’ equity	$9,161	$8,975	$10,025

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in millions)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net earnings	$125	$86
Loss from discontinued operations	1	1
Non-cash charges (credits):
Depreciation	97	101
Amortization of intangibles and other deferred items	8	5
Amortization of finance fees and debt discount	8	8
Pension expense	22	23
Restructuring and asset impairment		8
Other	10	11
Pension contributions	(17)	(12)
Asbestos-related payments	(30)	(33)
Cash paid for restructuring activities	(30)	(4)
Change in non-current assets and liabilities	(13)	(30)
Change in components of working capital	(275)	(249)
Cash utilized in continuing operating activities	(94)	(85)
Cash utilized in discontinued operating activities	(1)
Total cash utilized in operating activities	(95)	(85)
Cash flows from investing activities:
Additions to property, plant and equipment	(73)	(73)
Acquisitions, net of cash acquired	(5)	6
Net cash proceeds related to sale of assets and other	11
Cash utilized in investing activities	(67)	(67)
Cash flows from financing activities:
Additions to long-term debt	119	5
Repayments of long-term debt	(62)	(10)
Decrease in short-term loans	(20)	(32)
Net receipts (payments) for hedging activity	8	(12)
Dividends paid to noncontrolling interests		(18)
Issuance of common stock and other		2
Cash provided by (utilized in) financing activities	45	(65)
Effect of exchange rate fluctuations on cash	16	7
Decrease in cash	(101)	(210)
Cash at beginning of period	400	640
Cash at end of period	$299	$430

See accompanying notes.

OWENS-ILLINOIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tabular data dollars in millions, except per share amounts

1.              Change in Accounting Method

Effective January 1, 2012, the Company elected to change the method of valuing U.S. inventories to the average cost method, while in prior years these inventories were valued using the last-in, first-out (“LIFO”) method.  The Company believes the average cost method is preferable as it conforms the inventory costing methods globally, improves comparability with industry peers and better reflects the current value of inventory on the consolidated balance sheets. All prior periods presented have been adjusted to apply the new method retrospectively.

The effect of the change on the condensed consolidated results of operations for the quarter ended March 31, 2011 is as follows:

	As originally
	reported under	Effect of	As
	LIFO	Change	Adjusted
Manufacturing, shipping and delivery expense	$(1,386)	$10	$(1,376)

Amounts attributable to the Company:
Net earnings from continuing operations	73	10	83
Basic earnings per share	0.44	0.06	0.50
Diluted earnings per share	0.44	0.06	0.50

The effect of the change on the condensed consolidated balance sheets as of December 31, 2011 and March 31, 2011 is as follows:

	As originally
	reported under	Effect of	As
December 31, 2011	LIFO	Change	Adjusted
Assets:
Inventories	$1,012	$49	$1,061

Share owners’ equity:
Retained earnings (loss)	(428)	49	(379)

March 31, 2011
Assets:
Inventories	$1,054	$49	$1,103
Share owners’ equity:
Retained earnings	154	49	203

The effect of the change on the consolidated share owners’ equity as of January 1, 2011 is as follows:

	As originally
	reported under	Effect of	As
	LIFO	Change	Adjusted

Retained earnings	$82	$39	$121

The effect of the change on the condensed consolidated cash flows for the quarter ended March 31, 2011  is as follows:

	As originally
	reported under	Effect of	As
	LIFO	Change	Adjusted

Net earnings	$76	$10	$86
Change in components of working capital	(239)	(10)	(249)

Had the Company not made this change in accounting method, manufacturing, shipping and delivery expense for the quarter ended March 31, 2012 would have been $6 million lower and net earnings attributable to the Company would have been $6 million higher than reported in the condensed consolidated results of operations. In addition, both basic and diluted earnings per share would have been $0.04 higher.

2.              Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2012	2011
Numerator:
Net earnings attributable to the Company	$121	$82

Denominator (in thousands):
Denominator for basic earnings per share - weighted average shares outstanding	164,241	163,355

Effect of dilutive securities:
Stock options and other	1,965	2,759

Denominator for diluted earnings per share - adjusted weighted average shares outstanding	166,206	166,114

Basic earnings per share:
Earnings from continuing operations	$0.74	$0.50
Loss from discontinued operations	(0.01)
Net earnings	$0.73	$0.50

Diluted earnings per share:
Earnings from continuing operations	$0.73	$0.50
Loss from discontinued operations	(0.01)
Net earnings	$0.72	$0.50

Options to purchase 956,580 and 462,037 weighted average shares of common stock which were outstanding during the three months ended March 31, 2012 and 2011, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

The 2015 Exchangeable Notes have a dilutive effect only in those periods in which the Company’s average stock price exceeds the exchange price of $47.47 per share.  For the three months ended March 31, 2012 and 2011, the Company’s average stock price did not exceed the exchange price.  Therefore, the potentially issuable shares resulting from the settlement of the 2015 Exchangeable Notes were not included in the calculation of diluted earnings per share.

3.  Debt

The following table summarizes the long-term debt of the Company:

	March 31,	December 31,	March 31,
	2012	2011	2011
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$55	$—	$—
Term Loans:
Term Loan A (170 million AUD)	177	173
Term Loan B	600	600
Term Loan C (116 million CAD)	117	114
Term Loan D (€141 million)	188	182
Fourth Amended and Restated Secured Credit Agreement:
Term Loans:
Term Loan A			93
Term Loan B			190
Term Loan C			114
Term Loan D			268
Senior Notes:
6.75%, due 2014			400
6.75%, due 2014 (€225 million)			318
3.00%, Exchangeable, due 2015	628	624	611
7.375%, due 2016	588	588	586
6.875%, due 2017 (€300 million)	401	388	425
6.75%, due 2020 (€500 million)	668	647	708
Senior Debentures:
7.80%, due 2018	250	250	250
Other	139	137	163
Total long-term debt	3,811	3,703	4,126
Less amounts due within one year	87	76	135
Long-term debt	$3,724	$3,627	$3,991

On May 19, 2011, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  At March 31, 2012, the Agreement included a $900 million revolving credit facility, a 170 million Australian dollar term loan, a $600 million term loan, a 116 million Canadian dollar term loan, and a €141 million term loan, each of which has a final maturity date of May 19, 2016.  At March 31, 2012, the Company’s subsidiary borrowers had unused credit of $749 million available under the Agreement.

The weighted average interest rate on borrowings outstanding under the Agreement at March 31, 2012 was 2.82%.

The Company has a €280 million European accounts receivable securitization program, which extends through September 2016, subject to annual renewal of backup credit lines.  Information related to the Company’s accounts receivable securitization program is as follows:

	March 31,	December 31,	March 31,
	2012	2011	2011

Balance (included in short-term loans)	$276	$281	$222

Weighted average interest rate	1.42%	2.41%	2.85%

The carrying amounts reported for the accounts receivable securitization programs, and certain long-term debt obligations subject to frequently redetermined interest rates, approximate fair value.  Fair values for the Company’s significant fixed rate debt obligations are based on published market quotations, and are classified as Level 1 in the fair value hierarchy.

Fair values at March 31, 2012 of the Company’s significant fixed rate debt obligations are as follows:

		Indicated
	Principal	Market	Fair
	Amount	Price	Value
Senior Notes:
3.00%, Exchangeable, due 2015	$690	98.12	$677
7.375%, due 2016	600	112.74	676
6.875%, due 2017 (€300 million)	401	103.11	413
6.75%, due 2020 (€500 million)	668	106.02	708
Senior Debentures:
7.80%, due 2018	250	113.50	284

4. Supplemental Cash Flow Information

	Three months ended March 31,
	2012	2011
Interest paid in cash	$69	$67

Income taxes paid in cash:
Non-U.S.	31	21

5.  Share Owners’ Equity

The activity in share owners’ equity for the three months ended March 31, 2012 and 2011 is as follows:

	Share Owners’ Equity of the Company
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Share Owners’ Equity

Balance on January 1, 2012	$2	$2,991	$(405)	$(379)	$(1,321)	$153	$1,041
Issuance of common stock (0.1 million shares)		1					1
Reissuance of common stock (0.07 million shares)			1				1
Stock compensation		4					4
Comprehensive income:
Net earnings				121		4	125
Foreign currency translation adjustments					92	7	99
Pension and other postretirement benefit adjustments, net of tax					24		24
Balance on March 31, 2012	$2	$2,996	$(404)	$(258)	$(1,205)	$164	$1,295

	Share Owners’ Equity of the Company
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Share Owners’ Equity

Balance on January 1, 2011	$2	$3,040	$(412)	$121	$(897)	$211	$2,065
Issuance of common stock (0.2 million shares)		2					2
Reissuance of common stock (0.05 million shares)			1				1
Stock compensation		(1)					(1)
Comprehensive income:
Net earnings				82		4	86
Foreign currency translation adjustments					70	4	74
Pension and other postretirement benefit adjustments, net of tax					20		20
Change in fair value of derivative instruments, net of tax					1		1
Dividends paid to noncontrolling interests on subsidiary common stock						(18)	(18)
Balance on March 31, 2011	$2	$3,041	$(411)	$203	$(806)	$201	$2,230

6.  Inventories

Major classes of inventory are as follows:

	March 31,	December 31,	March 31,
	2012	2011	2011

Finished goods	$1,061	$891	$932
Raw materials	126	123	114
Operating supplies	50	47	57

	$1,237	$1,061	$1,103

7.  Contingencies

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

As of March 31, 2012, the Company has determined that it is a named defendant in asbestos lawsuits and claims involving approximately 4,700 plaintiffs and claimants.  Based on an analysis of the lawsuits pending as of December 31, 2011, approximately 71% of plaintiffs either do not specify the monetary damages sought, or in the case of court filings, claim an amount sufficient to invoke the jurisdictional minimum of the trial court.  Approximately 27% of plaintiffs specifically plead damages of $15 million or less, and 2% of plaintiffs specifically plead damages greater than $15 million but less than $100 million.  Fewer than 1% of plaintiffs specifically plead damages $100 million or greater but less than $122 million.

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

In addition to the pending claims set forth above, the Company has claims-handling agreements in place with many plaintiffs’ counsel throughout the country.  These agreements require evaluation and negotiation regarding whether particular claimants qualify under the criteria established by such agreements. The criteria for such claims include verification of a compensable illness and a reasonable probability of exposure to a product manufactured by the Company’s former business unit during its manufacturing period ending in 1958.  Some plaintiffs’ counsel have historically withheld claims under these agreements for later presentation while focusing their attention on active litigation in the tort system.  The Company believes that as of March 31, 2012 there are approximately 350 claims against other defendants which are likely to be asserted some time in the future against the Company. These claims are not included in the pending “lawsuits and claims” totals set forth above.

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

Since receiving its first asbestos claim, the Company as of March 31, 2012, has disposed of the asbestos claims of approximately 388,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $8,200.  Certain of these dispositions have included deferred amounts payable over a number of years.  Deferred amounts payable totaled approximately $35 million at March 31, 2012 ($18 million at December 31, 2011) and are included in the foregoing average indemnity payment per claim.  The Company’s asbestos indemnity payments have varied on a per claim basis, and are expected to continue to vary considerably over time.  As discussed above, a part of the Company’s objective is to achieve, where possible, resolution of asbestos claims pursuant to claims-handling agreements.  Failure of claimants to meet certain medical and product exposure criteria in the Company’s administrative claims handling agreements has generally reduced the number of marginal or suspect claims that would otherwise have been received.  In addition, certain courts and legislatures have reduced or eliminated the number of marginal or suspect claims that the Company otherwise would have received.  These developments generally have had the effect of increasing the Company’s per-claim average indemnity payment.

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

The Company continues to deny the conspiracy allegations in this case and will vigorously challenge this verdict, if necessary, in the appellate courts, and, therefore, has made no change to its asbestos-related liability as of March 31, 2012.  While the Company cannot predict the ultimate outcome of this lawsuit, the Company and other conspiracy defendants have successfully challenged jury verdicts in similar cases.

The Company’s reported results of operations for 2011 were materially affected by the $165 million (pretax and after tax) fourth quarter charge for asbestos-related costs and asbestos-related payments continue to be substantial.  Any future additional charge would likewise materially affect the Company’s results of operations for the period in which it is recorded. Also, the continued use of significant amounts of cash for asbestos-related costs has affected and may continue to affect the Company’s cost of borrowing and its ability to pursue global or domestic acquisitions. However, the Company believes that its operating cash flows and other sources of liquidity will be sufficient to pay its obligations for asbestos-related costs and to fund its working capital and capital expenditure requirements on a short-term and long-term basis.

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

8. Segment Information

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

In prior periods, pension expense was recorded in each segment  related to the pension plans in place in that segment, with the exception of the U.S. pension plans which were recorded in Retained corporate costs and other.  Effective January 1, 2012, the Company changed the allocation of pension expense to its reportable segments such that pension expense recorded in each segment relates only to the service cost component of the plans in that segment.  The other components of pension expense, including interest cost, expected asset returns and amortization of actuarial losses, are recorded in Retained corporate costs and other.  This change in allocation has been applied retrospectively to all periods.  Also effective January 1, 2012, the Company elected to change the method of valuing U.S. inventories (see Note 1 for additional information).

The impact of the changes in pension expense allocation and accounting method for inventory on Segment Operating Profit for the quarter ended March 31, 2011 is as follows:

	As Originally Reported	Change in Pension Allocation	Change in Accounting Method for Inventory	As Adjusted
Segment Operating Profit:
Europe	$71	$5	$—	$76
North America	59	(6)	10	63
South America	45			45
Asia Pacific	24			24
Reportable segment totals	199	(1)	10	208

Retained corporate costs and other	(13)	1		(12)

Financial information for the three-month periods ended March 31, 2012 and 2011 regarding the Company’s reportable segments is as follows:

	2012	2011
Net sales:
Europe	$705	$698
North America	482	463
South America	277	269
Asia Pacific	257	262
Reportable segment totals	1,721	1,692
Other	18	27
Net sales	$1,739	$1,719

	2012	2011
Segment Operating Profit:
Europe	$108	$76
North America	78	63
South America	38	45
Asia Pacific	36	24
Reportable segment totals	260	208

Items excluded from Segment Operating Profit:
Retained corporate costs and other	(29)	(12)
Restructuring and asset impairment		(8)
Interest income	3	3
Interest expense	(64)	(76)
Earnings from continuing operations before income taxes	$170	$115

Financial information regarding the Company’s total assets is as follows:

	March 31,	December 31,	March 31,
	2012	2011	2011
Total assets:
Europe	$3,744	$3,588	$3,842
North America	2,056	2,020	2,040
South America	1,724	1,682	1,678
Asia Pacific	1,359	1,379	2,037
Reportable segment totals	8,883	8,669	9,597
Other	278	306	428
Consolidated totals	$9,161	$8,975	$10,025

9.  Other Expense

During the three months ended March 31, 2011, the Company recorded charges of $8 million for restructuring charges in the Company’s Asia Pacific segment.  See Note 10 for additional information.

10.  Restructuring Accruals

Selected information related to the restructuring accruals for the first three months of 2012 and 2011 is as follows:

	Strategic Footprint Review	Asia Pacific Restructuring	Other Restructuring Actions	Total Restructuring

Balance at January 1, 2012	$37	$17	$49	$103
Net cash paid, principally severance and related benefits	(2)	(11)	(17)	(30)
Other, including foreign exchange translation			3	3
Balance at March 31, 2012	$35	$6	$35	$76

Balance at January 1, 2011	$52	$—	$27	$79
First quarter 2011 charges		8		8
Net cash paid, principally severance and related benefits	(4)			(4)
Other, including foreign exchange translation	2			2
Balance at March 31, 2011	$50	$8	$27	$85

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

11.  Derivative Instruments

The Company has certain derivative assets and liabilities which consist of natural gas forwards and foreign exchange option and forward contracts.  The Company uses an income approach to valuing these contracts.  Natural gas forward rates and foreign exchange rates are the significant inputs into the valuation models.  These inputs are observable in active markets over the terms of the instruments the Company holds, and accordingly, the Company classifies its derivative assets and liabilities as Level 2 in the hierarchy.  The Company also evaluates counterparty risk in determining fair values.

Commodity Futures Contracts Designated as Cash Flow Hedges

In North America, the Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows.  The Company continually evaluates the natural gas market and related price risk and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements.  The majority of the sales volume in North America is tied to customer contracts that contain provisions that pass the price of natural gas to the customer.  In certain of these contracts, the customer has the option of fixing the natural gas price component for a specified period of time.  At March 31, 2012 and 2011, the Company had entered into commodity futures contracts covering approximately 4,600,000 MM BTUs and 8,000,000 MM BTUs, respectively, primarily related to customer requests to lock the price of natural gas.

The Company accounts for the above futures contracts as cash flow hedges at March 31, 2012 and recognizes them on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owners’ equity (“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. At March 31, 2012 and 2011, an unrecognized loss of $6 million and $2 million, respectively, related to the commodity futures contracts was included in Accumulated OCI, and will be reclassified into earnings over the next twelve to twenty-four months.  Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.  The ineffectiveness related to these natural gas hedges for the three months ended March 31, 2012 and 2011 was not material.

The effect of the commodity futures contracts on the results of operations for the three months ended March 31, 2012 and 2011 is as follows:

		Amount of Loss
		Reclassified from
Amount of Loss		Accumulated OCI into
Recognized in OCI on		Income (reported in
Commodity Futures Contracts		manufacturing, shipping, and
(Effective Portion)		delivery) (Effective Portion)
2012	2011	2012	2011

$(3)	$(1)	$(3)	$(2)

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

The effect of the net investment hedge on the results of operations for the three months ended March 31, 2011 is as follows:

Amount of Loss Recognized in OCI

$(18)

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

At March 31, 2012 and 2011, various subsidiaries of the Company had outstanding forward exchange and option agreements denominated in various currencies covering the equivalent of approximately $640 million and $881 million, respectively, related primarily to intercompany transactions and loans.

The effect of the forward exchange contracts on the results of operations for the three months ended March 31, 2012 and 2011 is as follows:

	Amount of Gain (Loss)
Location of Gain (Loss)	Recognized in Income on
Recognized in Income on	Forward Exchange Contracts
Forward Exchange Contracts	2012	2011

Other expense	$1	$(7)

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

	Balance	Fair Value
	Sheet Location	March 31, 2012	December 31, 2011	March 31, 2011

Asset Derivatives:
Derivatives not designated as hedging instruments:
Foreign exchange contracts	a	$8	$13	$6
Foreign exchange contracts	b			4
Foreign exchange contracts	c	1		1
Total derivatives not designated as hedging instruments		9	13	11
Total asset derivatives		$9	$13	$11

Liability Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	c	$6	$6	$2

Derivatives not designated as hedging instruments:
Foreign exchange contracts	c	4	4	15
Total liability derivatives		$10	$10	$17

12.  Pensions Benefit Plans and Other Postretirement Benefits

The components of the net periodic pension cost for the three months ended March 31, 2012 and 2011 are as follows:

	U.S.		Non-U.S.
	2012	2011	2012	2011
Service cost	$7	$7	$7	$5
Interest cost	28	31	19	21
Expected asset return	(46)	(47)	(22)	(21)

Amortization:
Actuarial loss	24	21	5	6
Net periodic pension cost	$13	$12	$9	$11

The components of the net postretirement benefit cost for the three months ended March 31, 2012 and 2011 are as follows:

	U.S.		Non-U.S.
	2012	2011	2012	2011
Service cost	$1	$—	$—	$—
Interest cost	2	3	1	1

Amortization:
Prior service credit	(1)	(1)
Actuarial loss	1	1
Net amortization	—	—	—	—
Net postretirement benefit cost	$3	$3	$1	$1

13.  Income Taxes

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

	March 31, 2012
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Accounts receivable	$—	$—	$1,199	$—	$1,199
Inventories			1,237		1,237
Other current assets			429		429

Total current assets	—	—	2,865	—	2,865
Investments in and advances to subsidiaries	1,822	1,572		(3,394)	—

Goodwill			2,127		2,127
Other non-current assets			1,285		1,285

Total other assets	1,822	1,572	3,412	(3,394)	3,412

Property, plant and equipment, net			2,884		2,884

Total assets	$1,822	$1,572	$9,161	$(3,394)	$9,161

Current liabilities :
Accounts payable and accrued liabilities	$—	$—	$1,545	$—	$1,545
Current portion of asbestos liability	165				165
Short-term loans and long-term debt due within one year			406		406

Total current liabilities	165	—	1,951	—	2,116

Long-term debt	250		3,724	(250)	3,724
Asbestos-related liabilities	276				276
Other non-current liabilities			1,750		1,750
Total share owners’ equity of the Company	1,131	1,572	1,572	(3,144)	1,131
Noncontrolling interests			164		164

Total liabilities and share owners’ equity	$1,822	$1,572	$9,161	$(3,394)	$9,161

	December 31, 2011
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Accounts receivable	$—	$—	$1,158	$—	$1,158
Inventories			1,061		1,061
Other current assets			524		524

Total current assets	—	—	2,743	—	2,743
Investments in and advances to subsidiaries	1,609	1,359		(2,968)	—

Goodwill			2,082		2,082
Other non-current assets			1,273		1,273

Total other assets	1,609	1,359	3,355	(2,968)	3,355

Property, plant and equipment, net			2,877		2,877

Total assets	$1,609	$1,359	$8,975	$(2,968)	$8,975

Current liabilities :
Accounts payable and accrued liabilities	$—	$—	$1,674	$—	$1,674
Current portion of asbestos liability	165				165
Short-term loans and long-term debt due within one year			406		406

Total current liabilities	165	—	2,080	—	2,245

Long-term debt	250		3,627	(250)	3,627
Asbestos-related liabilities	306				306
Other non-current liabilities			1,756		1,756
Total share owners’ equity of the Company	888	1,359	1,359	(2,718)	888
Noncontrolling interests			153		153

Total liabilities and share owners’ equity	$1,609	$1,359	$8,975	$(2,968)	$8,975

	March 31, 2011
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Accounts receivable	$—	$—	$1,223	$—	$1,223
Inventories			1,103		1,103
Other current assets			508		508

Total current assets	—	—	2,834	—	2,834
Investments in and advances to subsidiaries	2,722	2,472		(5,194)	—

Goodwill			2,900		2,900
Other non-current assets			1,148		1,148

Total other assets	2,722	2,472	4,048	(5,194)	4,048

Property, plant and equipment, net			3,143		3,143

Total assets	$2,722	$2,472	$10,025	$(5,194)	$10,025

Current liabilities :
Accounts payable and accrued liabilities	$—	$—	$1,535	$—	$1,535
Current portion of asbestos liability	170				170
Short-term loans and long-term debt due within one year			372		372

Total current liabilities	170	—	1,907	—	2,077

Long-term debt	250		3,991	(250)	3,991
Asbestos-related liabilities	273				273
Other non-current liabilities			1,454		1,454
Total share owners’ equity of the Company	2,029	2,472	2,472	(4,944)	2,029
Noncontrolling interests			201		201

Total liabilities and share owners’ equity	$2,722	$2,472	$10,025	$(5,194)	$10,025

	Three months ended March 31, 2012
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$1,739	$—	$1,739
Manufacturing, shipping and delivery			(1,361)		(1,361)

Gross profit	—	—	378	—	378

Research, engineering, selling, administrative, and other			(166)		(166)
Net intercompany interest	5		(5)		—
Interest expense	(5)		(59)		(64)
Interest income			3		3
Equity earnings from subsidiaries	121	121		(242)	—
Other equity earnings			13		13
Other income			6		6

Earnings before income taxes	121	121	170	(242)	170
Provision for income taxes			(44)		(44)

Earnings from continuing operations	121	121	126	(242)	126
Loss from discontinued operations			(1)		(1)

Net earnings	121	121	125	(242)	125
Net earnings attributable to noncontrolling interests			(4)		(4)

Net earnings attributable to the Company	$121	$121	$121	$(242)	$121

	Three months ended March 31, 2012
			Non-
		Guarantor	Guarantor
Comprehensive Income	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net earnings	$121	$121	$125	$(242)	$125
Other comprehensive income	116	116	99	(208)	123

Total comprehensive income	237	237	224	(450)	248

Comprehensive income attributable to noncontrolling interests			(11)		(11)

Comprehensive income attributable to the Company	$237	$237	$213	$(450)	$237

	Three months ended March 31, 2011
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$1,719	$—	$1,719
Manufacturing, shipping and delivery			(1,376)		(1,376)

Gross profit	—	—	343	—	343

Research, engineering, selling, administrative, and other			(176)		(176)
Net intercompany interest	5		(5)		—
Interest expense	(5)		(71)		(76)
Interest income			3		3
Equity earnings from subsidiaries	82	82		(164)	—
Other equity earnings			14		14
Other income			7		7

Earnings from continuing operations before income taxes	82	82	115	(164)	115
Provision for income taxes			(28)		(28)

Earnings from continuing operations	82	82	87	(164)	87
Loss from discontinued operations			(1)		(1)

Net earnings	82	82	86	(164)	86
Net earnings attributable to noncontrolling interests			(4)		(4)

Net earnings attributable to the Company	$82	$82	$82	$(164)	$82

	Three months ended March 31, 2011
			Non-
		Guarantor	Guarantor
Comprehensive Income	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net earnings	$82	$82	$86	$(164)	$86
Other comprehensive income	91	91	74	(161)	95

Total comprehensive income	173	173	160	(325)	181

Comprehensive income attributable to noncontrolling interests			(8)		(8)

Comprehensive income attributable to the Company	$173	$173	$152	$(325)	$173

	Three months ended March 31, 2012
			Non-
		Guarantor	Guarantor
Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash provided by (used in) operating activities	$(30)	$—	$(65)	$—	$(95)
Cash used in investing activities			(67)		(67)
Cash provided by (used in) financing activities	30		15		45

Effect of exchange rate change on cash			16		16

Net change in cash	—	—	(101)	—	(101)
Cash at beginning of period			400		400

Cash at end of period	$—	$—	$299	$—	$299

	Three months ended March 31, 2011
			Non-
		Guarantor	Guarantor
Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash used in operating activities	$(32)	$—	$(53)	$—	$(85)
Cash used in investing activities			(67)		(67)
Cash provided by financing activities	32		(97)		(65)
Effect of exchange rate change on cash			7		7

Net change in cash	—	—	(210)	—	(210)
Cash at beginning of period			640		640

Cash at end of period	$—	$—	$430	$—	$430

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

Effective January 1, 2012, the Company elected to change the method of valuing U.S. inventories to the average cost method, while in prior years these inventories were valued using the last-in, first-out (“LIFO”) method (see Note 1 to the Condensed Consolidated Financial Statements for more information).  Also effective January 1, 2012, the Company changed its method of allocating pension expense to its reportable segments (see Note 8 to the Condensed Consolidated Financial Statements for more information).  The changes in the inventory valuation method and pension allocation have been applied retrospectively to all prior periods.  The impact of these changes on Segment Operating Profit for the quarter ended March 31, 2011 is as follows (dollars in millions):

	As Originally Reported	Change in Pension Allocation	Change in Accounting Method for Inventory	As Adjusted
Segment Operating Profit:
Europe	$71	$5	$—	$76
North America	59	(6)	10	63
South America	45			45
Asia Pacific	24			24
Reportable segment totals	199	(1)	10	208
Retained corporate costs and other	(13)	1		(12)

Financial information for the three-month periods ended March 31, 2012 and 2011 regarding the Company’s reportable segments is as follows (dollars in millions):

	Three months ended March 31,
	2012	2011
Net Sales:
Europe	$705	$698
North America	482	463
South America	277	269
Asia Pacific	257	262
Reportable segment totals	1,721	1,692
Other	18	27
Net Sales	$1,739	$1,719

	Three months ended March 31,
	2012	2011
Segment Operating Profit:
Europe	$108	$76
North America	78	63
South America	38	45
Asia Pacific	36	24
Reportable segment totals	260	208

Items excluded from Segment Operating Profit:
Retained corporate costs and other	(29)	(12)
Restructuring and asset impairment		(8)
Interest income	3	3
Interest expense	(64)	(76)
Earnings from continuing operations before income taxes	170	115
Provision for income taxes	(44)	(28)
Earnings from continuing operations	126	87
Loss from discontinued operations	(1)	(1)
Net earnings	125	86
Net earnings attributable to noncontrolling interests	(4)	(4)
Net earnings attributable to the Company	$121	$82

Amounts attributable to the Company:
Earnings from continuing operations	$122	$83
Loss from discontinued operations	(1)	(1)
Net earnings	$121	$82

Note:  All amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Quarters ended March 31, 2012 and 2011

First Quarter 2012 Highlights

•                  Net sales increased due to higher pricing to recover cost inflation.

•                  Increased Segment Operating Profit due to strong manufacturing performance, cost-cutting initiatives and higher pricing.

Net sales were $20 million higher than the prior year, primarily due to higher pricing partially offset by the unfavorable effect of changes in foreign currency exchange rates.

Segment Operating Profit for reportable segments was $52 million higher than the prior year.  The increase was mainly attributable to strong manufacturing performance and cost-cutting initiatives as well as higher pricing to offset inflation.

Interest expense for the first quarter of 2012 decreased $12 million over the first quarter of 2011.  The decrease was due to the refinancing of higher cost debt in mid-2011.

Net earnings from continuing operations attributable to the Company for the first quarter of 2012 was $122 million, or $0.73 per share (diluted), compared with $83 million, or $0.50 per share

(diluted), for the first quarter of 2011.  Earnings in the first quarter of 2011 included items that management considered not representative of ongoing operations.  These items decreased net earnings attributable to the Company in 2011 by $6 million, or $0.03 per share.  There were no items that management considered not representative of ongoing operations in the first quarter of 2012.

Results of Operations — First Quarter of 2012 compared with First Quarter of 2011

Net Sales

The Company’s net sales in the first quarter of 2012 were $1,739 million compared with $1,719 million for the first quarter of 2011, an increase of $20 million, or 1%. The increase in net sales was primarily due to improved pricing, as the Company increased prices in the first quarter of 2012 to recover high cost inflation.  Glass container shipments, in tonnes, were down nearly 2% in the first quarter of 2012 compared to the first quarter of 2011.  Sales volumes were flat to slightly up in Europe, North America and South America, but were down overall due to lower shipments in Asia Pacific.  Unfavorable foreign currency exchange rate changes decreased net sales in the first quarter of 2012 compared to the prior year, primarily due to a weaker Euro in relation to the U.S. dollar.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales - 2011		$1,692
Price
Price and product mix	$63
Cost pass-through provisions	(8)
Sales volume	(4)
Effects of changing foreign currency rates	(22)
Total effect on net sales		29
Net sales - 2012		$1,721

Europe:  Net sales in Europe in the first quarter of 2012 were $705 million compared with $698 million for the first quarter of 2011, an increase of $7 million, or 1%.  The increase in net sales was primarily due to the successful negotiation of higher selling prices in annual customer contracts to recover high cost inflation from the prior year.  The favorable impact of higher selling prices was partially offset by the unfavorable effects of foreign currency exchange rate changes, as the Euro weakened in relation to the U.S. dollar. Glass container shipment levels in the first quarter of 2012 were flat compared to the prior year, as growth in beer bottle shipments offset declines in wine and champagne bottle shipments.

North America:  Net sales in North America in the first quarter of 2012 were $482 million compared with $463 million for the first quarter of 2011, an increase of $19 million, or 4%.  The increase in net sales was due to improved pricing and higher glass container shipments.  The Company increased selling prices in the current year to recover high cost inflation from the prior year.  Glass container shipments, in tonnes, were up slightly in the current quarter, particularly in the wine and beer categories.

South America:  Net sales in South America in the first quarter of 2012 were $277 million compared with $269 million for the first quarter of 2011, an increase of $8 million, or 3%.  The increase in net sales was primarily due to higher sales volumes in the current quarter.  Glass container shipments were up slightly in the first quarter of 2012 compared to the prior year, particularly in the beer category.  The increase in net sales from higher volumes was partially offset by the unfavorable effects of foreign currency exchange rate changes, principally due to a weaker Brazilian real in relation to the U.S. dollar.

Asia Pacific:  Net sales in Asia Pacific in the first quarter of 2012 were $257 million compared with $262 million for the first quarter of 2011, a decrease of $5 million, or 2%.  Glass container shipments, in tonnes, were down more than 10% compared to the prior year.  Glass container shipments in Australia, primarily wine and beer bottles, were down in the current quarter compared to the prior year.  The decrease in shipments of wine bottles was due to the reductions of in-country bottling by wine producers.  The decrease in shipments of beer bottles was due to the continued effect of high interest and savings rates on consumer spending in the country.  Glass container shipments in China were down more than 25% in the current quarter, due in large part to furnace rebuilds in the first quarter of 2012 and the effects of the prior closure of one facility as required by the Chinese government.  The impact of lower sales volumes on net sales was partially offset by the favorable effects of foreign currency exchange rate changes during the first quarter of 2012, primarily due to the strengthening of the Australian dollar in relation to the U.S. dollar.

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

Segment Operating Profit of reportable segments in the first quarter of 2012 was $260 million compared to $208 million for the first quarter of 2011, an increase of $52 million, or 25%.  The increase in Segment Operating Profit was primarily due to strong manufacturing performance, cost-cutting initiatives and higher selling prices to offset inflation.  Manufacturing and delivery costs were lower in the current quarter, benefiting $22 million due to cost control initiatives and strong manufacturing performance that resulted in high fixed cost absorption and approximately $9 million due to the non-recurrence of costs related to flooding in Australia during the first quarter of 2011.  The Company increased selling prices in the first quarter of 2012 to offset the high cost inflation experienced during 2011. Operating expenses were also lower in the first quarter of 2012 due to global cost reductions and the timing of costs related to the phased implementation of a global Enterprise Resource Planning (“ERP”) system.

The change in Segment Operating Profit of reportable segments can be summarized as follows (dollars in millions):

Segment Operating Profit - 2011		$208
Price and product mix	$63
Cost inflation	(50)
Price / inflation spread	13

Manufacturing and delivery	31
Operating expenses and other	13
Effects of changing foreign currency rates	(5)
Total net effect on Segment Operating Profit		52
Segment Operating Profit - 2012		$260

Europe:  Segment operating profit in Europe in the first quarter of 2012 was $108 million compared with $76 million in the first quarter of 2011, an increase of $32 million, or 42%.  The increase in segment operating profit was primarily due to strong manufacturing performance and higher prices to offset inflation.  High production rates in the first quarter of 2012 helped the region to build inventories in advance of its seasonally stronger sales in the second quarter and resulted in higher fixed cost absorption compared to the prior year.  Segment operating profit also increased during the first quarter of 2012 due to cost control initiatives.

North America:  Segment operating profit in North America in the first quarter of 2012 was $78 million compared with $63 million in the first quarter of 2011, an increase of $15 million, or 24%.  The increase in segment operating profit was primarily due to strong manufacturing performance and higher prices to offset inflation.  High production rates in the first quarter of 2012, along with the restarting of two idled furnaces in the second half of 2011, helped the region increase its inventory levels by about 25% over the first quarter of 2011.  The increase in inventory levels during the first quarter of 2012 resulted in higher fixed cost absorption compared to the prior year and will help the region better serve its customers during the seasonally stronger second quarter.  Segment operating profit also increased during the first quarter of 2012 due to cost control initiatives and the timing of costs related to the phased implementation of a global ERP system.

South America:  Segment operating profit in South America in the first quarter of 2012 was $38 million compared with $45 million in the first quarter of 2011, a decrease of $7 million, or 16%.  The lower segment operating profit was primarily due to scheduled furnace rebuilds and higher repairs and maintenance activity in the first quarter of 2012 compared to the prior year.  The first quarter of 2012 was also impacted by a one-time adjustment for employee benefit costs.

Asia Pacific:  Segment operating profit in Asia Pacific in the first quarter of 2012 was $36 million compared with $24 million in the first quarter of 2011, an increase of $12 million, or 50%.  The increase in operating profit was primarily due to the non-recurrence of costs related to flooding in Australia during the first quarter of 2011.  Segment operating profit also benefited from cost reductions and the favorable effects of foreign currency exchange rate changes during the first quarter of 2012, primarily due to the strengthening of the Australian dollar in relation to the U.S. dollar, partially offset by lower sales volumes.

Interest Expense

Interest expense for the first quarter of 2012 was $64 million compared with $76 million for the first quarter of 2011.  The decrease was principally due to the refinancing of higher cost debt in connection with the Company’s new bank credit agreement completed in mid-2011.

Provision for Income Taxes

The Company’s effective tax rate from continuing operations for the three months ended March 31, 2012 was 25.9% compared with 24.3% for the three months ended March 31, 2011.  Excluding the amounts related to items that management considers not representative of ongoing operations, the Company expects that the full year effective tax rate for 2012 will be between 24% to 26% compared with 21.6% for 2011.  The increase in the expected effective tax rate for the full year 2012 is due to the Company’s current expected change in mix of earnings by jurisdiction.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests in the first quarter of 2012 were $4 million compared with $4 million in the first quarter of 2011.  Net earnings attributable to noncontrolling interests in the first quarter of 2011 included $2 million of charges related to items that management considered not representative of ongoing operations.  Exclusive of these items, net earnings attributable to noncontrolling interests in the first quarter of 2012 decreased $2 million from the first quarter of 2011.  This decrease was primarily the result of the Company’s purchase of the noncontrolling interest in its southern Brazil operations in the second quarter of 2011.

Earnings from Continuing Operations Attributable to the Company

For the first quarter of 2012, the Company recorded earnings from continuing operations attributable to the Company of $122 million, or $0.73 per share (diluted), compared to $83 million, or $0.50 per share (diluted), in the first quarter of 2011.  Earnings in the first quarter of 2011 included items that management considered not representative of ongoing operations.  These items decreased earnings from continuing operations attributable to the Company in 2011 by $6 million, or $0.03 per share.

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for the first quarter of 2012 was $29 million compared with $12 million for the first quarter of 2011.  Retained corporate costs and other for the three months ended March 31, 2012 reflect lower global equipment sales as well as higher management incentive compensation expense.

Restructuring

During the three months ended March 31, 2011, the Company recorded restructuring charges of $8 million for employee costs related to a plant closing in the Company’s Asia Pacific segment.  See Note 10 to the Condensed Consolidated Financial Statements for additional information.

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

The loss from discontinued operations of $1 million for the three months ended March 31, 2012 and 2011 consisted primarily of ongoing legal fees related to the expropriation.

Capital Resources and Liquidity

As of March 31, 2012, the Company had cash and total debt of $299 million and $4.1 billion, respectively, compared to $430 million and $4.4 billion, respectively, as of March 31, 2011.  A significant portion of the cash was held in mature, liquid markets where the Company has operations, such as the U.S., Europe and Australia, and is readily available to fund global liquidity requirements. The amount of cash held in non-U.S. locations as of March 31, 2012 was $279 million.

Current and Long-Term Debt

On May 19, 2011, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  At March 31, 2012, the Agreement included a $900 million revolving credit facility, a 170 million Australian dollar term loan, a $600 million term loan, a 116 million Canadian dollar term loan, and a €141 million term loan, each of which has a final maturity date of May 19, 2016.  At March 31, 2012, the Company’s subsidiary borrowers had unused credit of $749 million available under the Agreement.

The weighted average interest rate on borrowings outstanding under the Agreement at March 31, 2012 was 2.82%.

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

The Company has a €280 million European accounts receivable securitization program, which extends through September 2016, subject to annual renewal of backup credit lines. Information related to the Company’s accounts receivable securitization program is as follows:

	March 31,	December 31,	March 31,
	2012	2011	2011

Balance (included in short-term loans)	$276	$281	$222

Weighted average interest rate	1.42%	2.41%	2.85%

Cash Flows

Underlying free cash flow was $(164) million for the first three months of 2012 compared to $(158) million for the first three months of 2011. The Company defines free cash flow as cash provided by continuing operating activities less additions to property, plant and equipment from continuing operations. The Company defines underlying free cash flow as free cash flow plus the addback of capital spending in China to replace capacity lost due to Chinese government requirements. Certain of the Company’s older glass manufacturing plants in China are being encroached by strong urban growth. The local Chinese government entities have determined that the land on which some of these facilities reside should be returned to the government. The Company expects the compensation to be received from the Chinese government for the value of the land should offset most or all of the future capital spending required to rebuild capacity at alternative sites in China. Free cash flow and underlying free cash flow do not conform to U.S. GAAP and should not be construed as an alternative to the cash flow measures reported in accordance with U.S. GAAP. The Company uses free cash flow and underlying free cash flow for internal reporting, forecasting and budgeting and believes this information allows the board of directors, management, investors and analysts to better understand the Company’s financial performance. Free cash flow and underlying free cash for the three months ended March 31, 2012 and 2011 are calculated as follows:

	2012	2011

Cash utilized in continuing operating activities	$(94)	$(85)
Additions to property, plant and equipment	(73)	(73)
Free cash flow	(167)	(158)
Capital spending for China replacement capacity	3
Underlying free cash flow	$(164)	$(158)

Operating activities:  Cash utilized in continuing operating activities was $94 million for the three months ended March 31, 2012, compared with $85 million for the three months ended March 31, 2011.  The increase in cash utilized in continuing operating activities was primarily due to an increase in working capital of $275 million in 2012 compared to $249 million in 2011.  The larger increase in working capital during 2012 was mainly due to a larger increase in inventory in the first quarter of 2012 as the Company prepared for the seasonally stronger sales in the second and third quarters and looked to avoid the supply chain issues that impacted its North American segment in the second quarter of 2011.  The increase in cash utilized in continuing operating activities was also due to an increase in cash paid for restructuring activities of $26 million, an increase in income taxes paid of $10 million and an increase in pension plan contributions of $5 million, partially offset by higher earnings, a decrease in asbestos-related payments of $3 million and a decrease in cash paid related to the implementation of the global ERP system.

Investing activities:  Cash utilized in investing activities was $67 million for the three months ended March 31, 2012 compared to $67 million for the three months ended March 31, 2011.  Capital spending for property, plant and equipment was $73 million during both the current year and the prior year.  Cash utilized in investing activities in 2012 included $5 million for the final payment related to an acquisition in China in 2010.  During the first quarter of 2012, the Company received $11 million from the Chinese government as partial compensation for the land in China that the Company is required to return to the government.  During the first quarter of 2011, the Company received $6 million as it settled the working capital adjustment provision related to the 2010 acquisition in Brazil.

Financing activities:  Cash provided by financing activities was $45 million for the three months ended March 31, 2012 compared to cash utilized in financing activities of $65 million for the three months ended March 31, 2011.  Financing activities in 2012 included additions to long-term debt of $119 million, partially offset by repayments of long-term debt of $62 million and short-term loans of $20 million.  Financing activities in 2011 included the repayment of short-term loans of $32 million and dividends paid to noncontrolling interests of $18 million.

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

There have been no other material changes in critical accounting estimates at March 31, 2012 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Forward Looking Statements

This document contains “forward looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Forward looking statements reflect the Company’s current expectations and projections about future events at the time, and thus involve uncertainty and risk. The words “believe,” “expect,” “anticipate,” “will,” “could,” “would,” “should,” “may,” “plan,” “estimate,” “intend,” “predict,” “potential,” “continue,” and the negatives of these words and other similar expressions generally identify forward looking statements. It is possible the Company’s future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) foreign currency fluctuations relative to the U.S. dollar, specifically the Euro, Brazilian real and Australian dollar, (2) changes in capital availability or cost, including interest rate fluctuations, (3) the general political, economic and competitive conditions in markets and countries where the Company has operations, including uncertainties related to the economic conditions in Europe and Australia, the expropriation of the Company’s operations in Venezuela, disruptions in capital markets, disruptions in the supply chain, competitive pricing pressures, inflation or deflation, and changes in tax rates and laws, (4) consumer preferences for alternative forms of packaging, (5) fluctuations in raw material and labor costs, (6) availability of raw materials, (7) costs and availability of energy, including natural gas prices, (8) transportation costs, (9) the ability of the Company to raise selling prices commensurate with energy and other cost increases, (10) consolidation among competitors and customers, (11) the ability of the Company to acquire businesses and expand plants, integrate operations of acquired businesses and achieve expected synergies, (12) unanticipated expenditures with respect to environmental, safety and health laws, (13) the performance by customers of their obligations under purchase agreements, (14) the Company’s ability to further develop its sales, marketing and product development capabilities, (15) the Company’s ability to resolve its production and supply chain issues in North America, (16) the Company’s success in implementing necessary restructuring plans and the impact of such restructuring plans on the carrying value of recorded goodwill, (17) the Company’s ability to successfully navigate the structural changes in Australia, (18) the proceeds from the land sales in China do not occur in the time schedule or amount that the Company expects, and (19) the timing and occurrence of events which are beyond the control of the Company, including any expropriation of the Company’s operations, floods and other natural disasters, and events related to asbestos-related claims. It is not possible to foresee or identify all such factors. Any forward looking statements in this document are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. Forward looking statements are not a guarantee of future performance and actual results or developments may differ materially from expectations. While the Company continually reviews trends and uncertainties affecting the Company’s results of operations and financial condition, the Company does not assume any obligation to update or supplement any particular forward looking statements contained in this document.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

There have been no material changes in market risk at March 31, 2012 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2012.

Management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2011.  As required by Rule 13a-15(d) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of any change in the Company’s internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.  The Company is undertaking the phased implementation of a global Enterprise Resource Planning (“ERP”) software system.  The phased implementation was completed in the North America segment during the first quarter of 2012, resulting in changes to certain processes in that segment.  The Company believes it is maintaining and monitoring appropriate internal controls during the implementation period and further believes that its internal control environment will be enhanced as a result of this implementation.  There have been no other changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

For further information on legal proceedings, see Note 7 to the Condensed Consolidated Financial Statements, “Contingencies,” that is included in Part I of this Report and is incorporated herein by reference.

Item 1A.  Risk Factors.

There have been no material changes in risk factors at March 31, 2012 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 6.  Exhibits.

Exhibit 12                                             Computation of Ratio of Earnings to Fixed Charges.

Exhibit 18                                             Letter of Independent Registered Public Accounting Firm regarding change in accounting principle.

Exhibit 31.1                                    Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2                                    Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1*                             Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2*                             Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101                                       Financial statements from the quarterly report on Form 10-Q of Owens-Illinois, Inc. for the quarter ended March 31, 2012, formatted in XBRL: (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

OWENS-ILLINOIS, INC.

Date	April 26, 2012	By	/s/ Edward C. White
Edward C. White
Senior Vice President and Chief Financial Officer (Principal Financial Officer; Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibits

12	Computation of Ratio of Earnings to Fixed Charges.

18	Letter of Independent Registered Public Accounting Firm regarding change in accounting principle.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101

Financial statements from the quarterly report on Form 10-Q of Owens-Illinois, Inc. for the quarter ended March 31, 2012, formatted in XBRL: (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

*                 This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.