Form 10-Q
period 2012-06-30
OWENS ILLINOIS INC /DE/
filed 2012-07-26
CIK 812074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.   20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2012

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

The number of shares of common stock, par value $.01, of Owens-Illinois, Inc. outstanding as of June 30, 2012 was 165,069,439.

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

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net sales	$1,766	$1,959	$3,505	$3,678
Manufacturing, shipping and delivery expense	(1,390)	(1,604)	(2,751)	(2,980)
Gross profit	376	355	754	698

Selling and administrative expense	(139)	(146)	(279)	(288)
Research, development and engineering expense	(17)	(18)	(32)	(34)
Interest expense	(62)	(100)	(126)	(176)
Interest income	2	3	5	6
Equity earnings	18	19	31	33
Royalties and net technical assistance	5	3	9	8
Other income	4	2	6	4
Other expense	(8)	(8)	(19)	(26)

Earnings from continuing operations before income taxes	179	110	349	225
Provision for income taxes	(41)	(32)	(85)	(60)

Earnings from continuing operations	138	78	264	165
Earnings (loss) from discontinued operations	(1)	2	(2)	1

Net earnings	137	80	262	166
Net earnings attributable to noncontrolling interests	(4)	(7)	(8)	(11)
Net earnings attributable to the Company	$133	$73	$254	$155

Amounts attributable to the Company:
Earnings from continuing operations	$134	$71	$256	$154
Earnings (loss) from discontinued operations	(1)	2	(2)	1
Net earnings	$133	$73	$254	$155

Basic earnings per share:
Earnings from continuing operations	$0.82	$0.43	$1.56	$0.93
Earnings (loss) from discontinued operations	(0.01)	0.01	(0.02)	0.01
Net earnings	$0.81	$0.44	$1.54	$0.94

Weighted average shares outstanding (thousands)	164,799	163,633	164,520	163,494

Diluted earnings per share:
Earnings from continuing operations	$0.81	$0.42	$1.54	$0.92
Earnings (loss) from discontinued operations	(0.01)	0.01	(0.02)	0.01
Net earnings	$0.80	$0.43	$1.52	$0.93

Weighted average diluted shares outstanding (thousands)	165,930	166,271	166,062	166,193

 See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME

(Dollars in millions)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net earnings	$137	$80	$262	$166
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(207)	122	(108)	196
Pension and other postretirement benefit adjustments	33	26	57	46
Change in fair value of derivative instruments	3		3	1
Other comprehensive income (loss)	(171)	148	(48)	243
Total comprehensive income (loss)	(34)	228	214	409
Comprehensive income attributable to noncontrolling interests	(1)	(12)	(12)	(20)
Comprehensive income (loss) attributable to the Company	$(35)	$216	$202	$389

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Dollars in millions, except per share amounts)

	June 30,	December 31,	June 30,
	2012	2011	2011
Assets
Current assets:
Cash and cash equivalents	$336	$400	$260
Receivables, less allowances for losses and discounts ($40 at June 30, 2012, $38 at December 31, 2011, and $41 at June 30, 2011)	1,173	1,158	1,322
Inventories	1,223	1,061	1,114
Prepaid expenses	115	124	104

Total current assets	2,847	2,743	2,800

Investments and other assets:
Equity investments	292	315	330
Repair parts inventories	149	155	156
Pension assets	115	116	63
Other assets	687	687	711
Goodwill	2,023	2,082	2,957

Total other assets	3,266	3,355	4,217

Property, plant and equipment, at cost	6,777	6,899	7,416
Less accumulated depreciation	4,056	4,022	4,240

Net property, plant and equipment	2,721	2,877	3,176

Total assets	$8,834	$8,975	$10,193

CONDENSED CONSOLIDATED BALANCE SHEETS — Continued

	June 30,	December 31,	June 30,
	2012	2011	2011
Liabilities and Share Owners’ Equity
Current liabilities:
Short-term loans and long-term debt due within one year	$452	$406	$371
Current portion of asbestos-related liabilities	165	165	170
Accounts payable	909	1,038	985
Other liabilities	588	636	666

Total current liabilities	2,114	2,245	2,192

Long-term debt	3,567	3,627	3,969
Deferred taxes	204	212	234
Pension benefits	817	871	564
Nonpension postretirement benefits	266	269	259
Other liabilities	374	404	398
Asbestos-related liabilities	248	306	238
Commitments and contingencies
Share owners’ equity:
Share owners’ equity of the Company:
Common stock, par value $.01 per share, 250,000,000 shares authorized, 181,726,093, 181,174,050, and 181,192,253 shares issued (including treasury shares), respectively	2	2	2
Capital in excess of par value	3,000	2,991	2,986
Treasury stock, at cost, 16,656,654, 16,799,903 and 16,991,597 shares, respectively	(402)	(405)	(410)
Retained earnings (loss)	(125)	(379)	276
Accumulated other comprehensive loss	(1,373)	(1,321)	(672)
Total share owners’ equity of the Company	1,102	888	2,182
Noncontrolling interests	142	153	157
Total share owners’ equity	1,244	1,041	2,339
Total liabilities and share owners’ equity	$8,834	$8,975	$10,193

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in millions)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net earnings	$262	$166
(Earnings) loss from discontinued operations	2	(1)
Non-cash charges (credits):
Depreciation	191	208
Amortization of intangibles and other deferred items	16	9
Amortization of finance fees and debt discount	16	16
Pension expense	44	44
Restructuring		12
Other	31	17
Pension contributions	(39)	(27)
Asbestos-related payments	(58)	(68)
Cash paid for restructuring activities	(40)	(13)
Change in non-current assets and liabilities	(39)	(52)
Change in components of working capital	(380)	(219)
Cash provided by continuing operating activities	6	92
Cash provided by (utilized in) discontinued operating activities	(2)	2
Total cash provided by operating activities	4	94
Cash flows from investing activities:
Additions to property, plant and equipment	(124)	(153)
Acquisitions, net of cash acquired	(5)	(147)
Net cash proceeds related to sale of assets and other	20
Proceeds from collection of minority partner loan	9
Cash utilized in investing activities	(100)	(300)
Cash flows from financing activities:
Additions to long-term debt	119	1,451
Repayments of long-term debt	(128)	(1,644)
Increase in short-term loans	31	61
Net receipts (payments) for hedging activity	27	(9)
Payment of finance fees		(18)
Dividends paid to noncontrolling interests	(23)	(31)
Issuance of common stock and other	1	2
Cash provided by (utilized in) financing activities	27	(188)
Effect of exchange rate fluctuations on cash	5	14
Decrease in cash	(64)	(380)
Cash at beginning of period	400	640
Cash at end of period	$336	$260

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

There was no effect of the change on the condensed consolidated results of operations for the three months ended June 30, 2011. The effect of the change for the six months ended June 30, 2011 is as follows:

	As originally
	reported under	Effect of	As
	LIFO	Change	Adjusted
Manufacturing, shipping and delivery expense	$(2,990)	$10	$(2,980)

Amounts attributable to the Company:
Net earnings from continuing operations	144	10	154
Basic earnings per share from continuing operations	0.87	0.06	0.93
Diluted earnings per share from continuing operations	0.86	0.06	0.92

The effect of the change on the condensed consolidated balance sheets as of December 31, 2011 and June 30, 2011 is as follows:

	As originally
	reported under	Effect of	As
December 31, 2011	LIFO	Change	Adjusted
Assets:
Inventories	$1,012	$49	$1,061

Share owners’ equity:
Retained earnings (loss)	(428)	49	(379)

June 30, 2011
Assets:
Inventories	$1,065	$49	$1,114
Share owners’ equity:
Retained earnings	227	49	276

The effect of the change on the consolidated share owners’ equity as of January 1, 2011 is as follows:

	As originally
	reported under	Effect of	As
	LIFO	Change	Adjusted

Retained earnings	$82	$39	$121

The effect of the change on the condensed consolidated cash flows for the six months ended June 30, 2011 is as follows:

	As originally
	reported under	Effect of	As
	LIFO	Change	Adjusted

Net earnings	$156	$10	$166
Change in components of working capital	(209)	(10)	(219)

Had the Company not made this change in accounting method, manufacturing, shipping and delivery expense for the three and six months ended June 30, 2012 would have been higher by $7 million and $1 million, respectively, and net earnings attributable to the Company would have been lower by $7 million and $1 million, respectively, than reported in the condensed consolidated results of operations. In addition, both basic and diluted earnings per share would have been lower by $0.04 and $0.01 for the three and six months ended June 30, 2012, respectively.

2.              Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,
	2012	2011
Numerator:
Net earnings attributable to the Company	$133	$73

Denominator (in thousands):
Denominator for basic earnings per share - weighted average shares outstanding	164,799	163,633

Effect of dilutive securities:
Stock options and other	1,131	2,638

Denominator for diluted earnings per share - adjusted weighted average shares outstanding	165,930	166,271

Basic earnings per share:
Earnings from continuing operations	$0.82	$0.43
Earnings (loss) from discontinued operations	(0.01)	0.01
Net earnings	$0.81	$0.44

Diluted earnings per share:
Earnings from continuing operations	$0.81	$0.42
Earnings (loss) from discontinued operations	(0.01)	0.01
Net earnings	$0.80	$0.43

Options to purchase 2,118,603 and 1,338,432 weighted average shares of common stock which were outstanding during the three months ended June 30, 2012 and 2011, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

	Six months ended June 30,
	2012	2011
Numerator:
Net earnings attributable to the Company	$254	$155

Denominator (in thousands):
Denominator for basic earnings per share - weighted average shares outstanding	164,520	163,494

Effect of dilutive securities:
Stock options and other	1,542	2,699

Denominator for diluted earnings per share - adjusted weighted average shares outstanding	166,062	166,193

Basic earnings per share:
Earnings from continuing operations	$1.56	$0.93
Earnings (loss) from discontinued operations	(0.02)	0.01
Net earnings	$1.54	$0.94

Diluted earnings per share:
Earnings from continuing operations	$1.54	$0.92
Earnings (loss) from discontinued operations	(0.02)	0.01
Net earnings	$1.52	$0.93

Options to purchase 1,908,925 and 1,147,767 weighted average shares of common stock which were outstanding during the six months ended June 30, 2012 and 2011, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

The 2015 Exchangeable Notes have a dilutive effect only in those periods in which the Company’s average stock price exceeds the exchange price of $47.47 per share.  For the three and six months ended June 30, 2012 and 2011, the Company’s average stock price did not exceed the exchange price.  Therefore, the potentially issuable shares resulting from the settlement of the 2015 Exchangeable Notes were not included in the calculation of diluted earnings per share.

3.  Debt

The following table summarizes the long-term debt of the Company:

	June 30,	December 31,	June 30,
	2012	2011	2011
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$—	$125
Term Loans:
Term Loan A (170 million AUD)	173	173	183
Term Loan B	600	600	600
Term Loan C (116 million CAD)	113	114	120
Term Loan D (€141 million)	177	182	205
Senior Notes:
3.00%, Exchangeable, due 2015	633	624	615
7.375%, due 2016	589	588	586
6.875%, due 2017 (€300 million)	377	388	435
6.75%, due 2020 (€500 million)	628	647	725
Senior Debentures:
7.80%, due 2018	250	250	250
Other	128	137	161
Total long-term debt	3,668	3,703	4,005
Less amounts due within one year	101	76	36
Long-term debt	$3,567	$3,627	$3,969

On May 19, 2011, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  At June 30, 2012, the Agreement included a $900 million revolving credit facility, a 170 million Australian dollar term loan, a $600 million term loan, a 116 million Canadian dollar term loan, and a €141 million term loan, each of which has a final maturity date of May 19, 2016.  At June 30, 2012, the Company’s subsidiary borrowers had unused credit of $807 million available under the Agreement.

The weighted average interest rate on borrowings outstanding under the Agreement at June 30, 2012 was 2.74%.

The Company has a €280 million European accounts receivable securitization program, which extends through September 2016, subject to annual renewal of backup credit lines.  Information related to the Company’s accounts receivable securitization program is as follows:

	June 30,	December 31,	June 30,
	2012	2011	2011

Balance (included in short-term loans)	$302	$281	$312

Weighted average interest rate	1.42%	2.41%	2.69%

The carrying amounts reported for the accounts receivable securitization programs, and certain long-term debt obligations subject to frequently redetermined interest rates, approximate fair value.

Fair values for the Company’s significant fixed rate debt obligations are based on published market quotations, and are classified as Level 1 in the fair value hierarchy.

Fair values at June 30, 2012 of the Company’s significant fixed rate debt obligations are as follows:

		Indicated
	Principal	Market	Fair
	Amount	Price	Value

Senior Notes:
3.00%, Exchangeable, due 2015	$690	95.76	$661
7.375%, due 2016	600	111.88	671
6.875%, due 2017 (€300 million)	377	103.63	391
6.75%, due 2020 (€500 million)	628	106.34	668
Senior Debentures:
7.80%, due 2018	250	113.50	284

4.  Supplemental Cash Flow Information

	Six months ended June 30,
	2012	2011

Interest paid in cash	$123	$148

Income taxes paid in cash:
U.S.	$1	$1
Non-U.S.	71	63
Total income taxes paid in cash	$72	$64

Cash interest for 2011 includes note repurchase premiums of $16 million related to the second quarter 2011 redemption of the Company’s 6.75% senior notes due 2014.

Proceeds from collection of minority partner loan in 2012 represents cash received from one of the Company’s noncontrolling partners in South America as repayment of a loan.

5.  Share Owners’ Equity

The activity in share owners’ equity for the three months ended June 30, 2012 and 2011 is as follows:

	Share Owners’ Equity of the Company
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Loss	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Share Owners’ Equity

Balance on April 1, 2012	$2	$2,996	$(404)	$(258)	$(1,205)	$164	$1,295
Issuance of common stock (0.1 million shares)		1					1
Reissuance of common stock (0.07 million shares)			2				2
Stock compensation		3					3
Comprehensive income (loss):
Net earnings				133		4	137
Foreign currency translation adjustments					(204)	(3)	(207)
Pension and other postretirement benefit adjustments, net of tax					33		33
Change in fair value of derivative instruments, net of tax					3		3
Dividends paid to noncontrolling interests on subsidiary common stock						(23)	(23)
Balance on June 30, 2012	$2	$3,000	$(402)	$(125)	$(1,373)	$142	$1,244

	Share Owners’ Equity of the Company
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Share Owners’ Equity

Balance on April 1, 2011	$2	$3,041	$(411)	$203	$(806)	$201	$2,230
Issuance of common stock (0.2 million shares)		1					1
Reissuance of common stock (0.05 million shares)		1	1				2
Stock compensation		(3)					(3)
Comprehensive income:
Net earnings				73		7	80
Foreign currency translation adjustments					117	5	122
Pension and other postretirement benefit adjustments, net of tax					26		26
Acquisition of noncontrolling interest		(54)			(9)	(43)	(106)
Dividends paid to noncontrolling interests on subsidiary common stock						(13)	(13)
Balance on June 30, 2011	$2	$2,986	$(410)	$276	$(672)	$157	$2,339

The activity in share owners’ equity for the six months ended June 30, 2012 and 2011 is as follows:

	Share Owners’ Equity of the Company
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Loss	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Share Owners’ Equity

Balance on January 1, 2012	$2	$2,991	$(405)	$(379)	$(1,321)	$153	$1,041
Issuance of common stock (0.2 million shares)		2					2
Reissuance of common stock (0.1 million shares)			3				3
Stock compensation		7					7
Comprehensive income:
Net earnings				254		8	262
Foreign currency translation adjustments					(112)	4	(108)
Pension and other postretirement benefit adjustments, net of tax					57		57
Change in fair value of derivative instruments, net of tax					3		3
Dividends paid to noncontrolling interests on subsidiary common stock						(23)	(23)
Balance on June 30, 2012	$2	$3,000	$(402)	$(125)	$(1,373)	$142	$1,244

	Share Owners’ Equity of the Company
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Share Owners’ Equity

Balance on January 1, 2011	$2	$3,040	$(412)	$121	$(897)	$211	$2,065
Issuance of common stock (0.2 million shares)		3					3
Reissuance of common stock (0.1 million shares)		1	2				3
Stock compensation		(4)					(4)
Comprehensive income:
Net earnings				155		11	166
Foreign currency translation adjustments					187	9	196
Pension and other postretirement benefit adjustments, net of tax					46		46
Change in fair value of derivative instruments, net of tax					1		1
Acquisition of noncontrolling interest		(54)			(9)	(43)	(106)
Dividends paid to noncontrolling interests on subsidiary common stock						(31)	(31)
Balance on June 30, 2011	$2	$2,986	$(410)	$276	$(672)	$157	$2,339

The acquisition of noncontrolling interests for the three and six months ended June 30, 2011 was related to the Company purchasing the noncontrolling interest in its southern Brazil operations.

6.  Inventories

Major classes of inventory are as follows:

	June 30,	December 31,	June 30,
	2012	2011	2011

Finished goods	$1,054	$891	$936
Raw materials	124	123	124
Operating supplies	45	47	54

	$1,223	$1,061	$1,114

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

As of June 30, 2012, the Company has determined that it is a named defendant in asbestos lawsuits and claims involving approximately 4,700 plaintiffs and claimants.  Based on an analysis of the lawsuits pending as of December 31, 2011, approximately 71% of plaintiffs either do not specify the monetary damages sought, or in the case of court filings, claim an amount sufficient to invoke the jurisdictional minimum of the trial court.  Approximately 27% of plaintiffs specifically plead damages of $15 million or less, and 2% of plaintiffs specifically plead damages greater than $15 million but less than $100 million.  Fewer than 1% of plaintiffs specifically plead damages $100 million or greater but less than $122 million.

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

In addition to the pending claims set forth above, the Company has claims-handling agreements in place with many plaintiffs’ counsel throughout the country.  These agreements require evaluation and negotiation regarding whether particular claimants qualify under the criteria established by such agreements. The criteria for such claims include verification of a compensable illness and a reasonable probability of exposure to a product manufactured by the Company’s former business unit during its manufacturing period ending in 1958.  Some plaintiffs’ counsel have historically withheld claims under these agreements for later presentation while focusing their attention on active litigation in the tort system.  The Company believes that as of June 30, 2012 there are approximately 350 claims against other defendants which are likely to be asserted some time in the future against the Company.

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

Since receiving its first asbestos claim, the Company as of June 30, 2012, has disposed of the asbestos claims of approximately 388,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $8,200.  Certain of these dispositions have included deferred amounts payable over a number of years.  Deferred amounts payable totaled approximately $34 million at June 30, 2012 ($18 million at December 31, 2011) and are included in the foregoing average indemnity payment per claim.  The Company’s asbestos indemnity payments have varied on a per claim basis, and are expected to continue to vary considerably over time.  As discussed above, a part of the Company’s objective is to achieve, where possible, resolution of asbestos claims pursuant to claims-handling agreements.  Failure of claimants to meet certain medical and product exposure criteria in the Company’s administrative claims handling agreements has generally reduced the number of marginal or suspect claims that would otherwise have been received.  In addition, certain courts and legislatures have reduced or eliminated the number of marginal or suspect claims that the Company otherwise would have received.  These developments generally have had the effect of increasing the Company’s per-claim average indemnity payment.

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

The Company continues to deny the conspiracy allegations in this case and will vigorously challenge this verdict, if necessary, in the appellate courts, and, therefore, has made no change to its asbestos-related liability as of June 30, 2012.  While the Company cannot predict the ultimate outcome of this lawsuit, the Company and other conspiracy defendants have successfully challenged jury verdicts in similar cases.

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

There is no impact of the change in accounting method for inventory on Segment Operating Profit for the three months ended June 30, 2011. The impact of the change in pension expense allocation is as follows:

	As	Change in
	Originally	Pension	As
	Reported	Allocation	Adjusted
Segment Operating Profit:
Europe	$107	$5	$112
North America	56	(6)	50
South America	53		53
Asia Pacific	9		9
Reportable segment totals	225	(1)	224
Retained corporate costs and other	(14)	1	(13)

The impact of the changes in pension expense allocation and accounting method for inventory on Segment Operating Profit for the six months ended June 30, 2011 is as follows:

			Change in
	As	Change in	Accounting
	Originally	Pension	Method for	As
	Reported	Allocation	Inventory	Adjusted
Segment Operating Profit:
Europe	$178	$10	$—	$188
North America	115	(12)	10	113
South America	98			98
Asia Pacific	33			33
Reportable segment totals	424	(2)	10	432
Retained corporate costs and other	(27)	2		(25)

Financial information for the three-month periods ended June 30, 2012 and 2011 regarding the Company’s reportable segments is as follows:

	2012	2011
Net sales:
Europe	$731	$887
North America	516	506
South America	282	302
Asia Pacific	230	246

Reportable segment totals	1,759	1,941
Other	7	18
Net sales	$1,766	$1,959

	2012	2011

Segment Operating Profit:
Europe	$107	$112
North America	96	50
South America	47	53
Asia Pacific	16	9
Reportable segment totals	266	224

Items excluded from Segment Operating Profit:
Retained corporate costs and other	(27)	(13)
Restructuring		(4)
Interest income	2	3
Interest expense	(62)	(100)
Earnings from continuing operations before income taxes	$179	$110

Financial information for the six-month periods ended June 30, 2012 and 2011 regarding the Company’s reportable segments is as follows:

	2012	2011
Net sales:
Europe	$1,436	$1,585
North America	998	969
South America	559	571
Asia Pacific	487	508

Reportable segment totals	3,480	3,633
Other	25	45
Net sales	$3,505	$3,678

	2012	2011

Segment Operating Profit:
Europe	$215	$188
North America	174	113
South America	85	98
Asia Pacific	52	33
Reportable segment totals	526	432

Items excluded from Segment Operating Profit:
Retained corporate costs and other	(56)	(25)
Restructuring		(12)
Interest income	5	6
Interest expense	(126)	(176)
Earnings from continuing operations before income taxes	$349	$225

Financial information regarding the Company’s total assets is as follows:

	June 30,	December 31,	June 30,
	2012	2011	2011
Total assets:
Europe	$3,544	$3,588	$3,954
North America	2,055	2,020	2,042
South America	1,583	1,682	1,802
Asia Pacific	1,318	1,379	2,109

Reportable segment totals	8,500	8,669	9,907
Other	334	306	286
Consolidated totals	$8,834	$8,975	$10,193

9. Other Expense

Other expense for the three and six months ended June 30, 2011 includes charges totaling $4 million and $12 million, respectively, for restructuring charges in the Company’s Asia Pacific segment.  See Note 10 for additional information.

10.  Restructuring Accruals

Selected information related to the restructuring accruals for the three and six months ended June 30, 2012 and 2011 is as follows:

	Strategic Footprint Review	Asia Pacific Restructuring	Other Restructuring Actions	Total Restructuring

Balance at January 1, 2012	$37	$17	$49	$103
Net cash paid, principally severance and related benefits	(2)	(11)	(17)	(30)
Other, including foreign exchange translation			3	3
Balance at March 31, 2012	35	6	35	76
Second quarter 2012 charges	(1)	(1)	2	—
Net cash paid, principally severance and related benefits	(1)	(2)	(7)	(10)
Write-down of assets to net realizable value			(2)	(2)
Other, including foreign exchange translation	(4)		(4)	(8)
Balance at June 30, 2012	$29	$3	$24	$56

Balance at January 1, 2011	$52	$—	$27	$79
First quarter 2011 charges		8		8
Net cash paid, principally severance and related benefits	(4)			(4)
Other, including foreign exchange translation	2			2
Balance at March 31, 2011	50	8	27	85
Second quarter 2011 charges		4		4
Net cash paid, principally severance and related benefits	(2)	(7)		(9)
Other, including foreign exchange translation			(2)	(2)
Balance at June 30, 2011	$48	$5	$25	$78

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

Commodity Futures Contracts Designated as Cash Flow Hedges

In North America, the Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows.  The Company continually evaluates the natural gas market and related price risk and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements.  The majority of the sales volume in North America is tied to customer contracts that contain provisions that pass the price of natural gas to the customer.  In certain of these contracts, the customer has the option of fixing the natural gas price component for a specified period of time.  At June 30, 2012 and 2011, the Company had entered into commodity futures contracts covering approximately 6,200,000 MM BTUs and 6,300,000 MM BTUs, respectively, primarily related to customer requests to lock the price of natural gas.

The Company accounts for the above futures contracts as cash flow hedges at June 30, 2012 and recognizes them on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owners’ equity (“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. At June 30, 2012 and 2011, an unrecognized loss of $3 million and $2 million, respectively, related to the commodity futures contracts was included in Accumulated OCI, and will be reclassified into earnings over the next twelve to twenty-four months.  Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.  The ineffectiveness related to these natural gas hedges for the three and six months ended June 30, 2012 and 2011 was not material.

The effect of the commodity futures contracts on the results of operations for the three months ended June 30, 2012 and 2011 is as follows:

		Amount of Loss
		Reclassified from
Amount of Gain (Loss)		Accumulated OCI into
Recognized in OCI on		Income (reported in
Commodity Futures Contracts		manufacturing, shipping and
(Effective Portion)		delivery) (Effective Portion)
2012	2011	2012	2011

$1	$(1)	$(2)	$(1)

The effect of the commodity futures contracts on the results of operations for the six months ended June 30, 2012 and 2011 is as follows:

		Amount of Loss
		Reclassified from
Amount of Loss		Accumulated OCI into
Recognized in OCI on		Income (reported in
Commodity Futures Contracts		manufacturing, shipping and
(Effective Portion)		delivery) (Effective Portion)
2012	2011	2012	2011

$(2)	$(2)	$(5)	$(3)

Senior Notes Designated as Net Investment Hedge

During December 2004, a U.S. subsidiary of the Company issued senior notes totaling €225 million.  These notes were designated by the Company’s subsidiary as a hedge of a portion of its net investment in a non-U.S. subsidiary with a Euro functional currency.  Because the amount of the senior notes matched the hedged portion of the net investment, there was no hedge ineffectiveness. Accordingly, the Company recorded the impact of changes in the foreign currency exchange rate on the Euro-denominated notes in OCI.  The amount of loss recognized in OCI related to this net investment hedge for the three and six months ended June 30, 2011 was $7 million and $25 million, respectively.  During the second quarter of 2011, the senior notes designated as the net investment hedge were redeemed by a subsidiary of the Company.  The amount recorded in OCI related to this net investment hedge will be reclassified into earnings when the Company sells or liquidates its net investment in the non-U.S. subsidiary.

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

At June 30, 2012 and 2011, various subsidiaries of the Company had outstanding forward exchange and option agreements denominated in various currencies covering the equivalent of approximately $590 million and $890 million, respectively, related primarily to intercompany transactions and loans.

The effect of the forward exchange contracts on the results of operations for the three months ended June 30, 2012 and 2011 is as follows:

	Amount of Gain (Loss)
Location of Gain (Loss)	Recognized in Income on
Recognized in Income on	Forward Exchange Contracts
Forward Exchange Contracts	2012	2011

Other expense	$9	$(17)

The effect of the forward exchange contracts on the results of operations for the six months ended June 30, 2012 and 2011 is as follows:

	Amount of Gain (Loss)
Location of Gain (Loss)	Recognized in Income on
Recognized in Income on	Forward Exchange Contracts
Forward Exchange Contracts	2012	2011

Other expense	$10	$(24)

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

	Balance	Fair Value
	Sheet Location	June 30, 2012	December 31, 2011	June 30, 2011

Asset Derivatives:
Derivatives not designated as hedging instruments:
Foreign exchange contracts	a	$2	$13	$4
Foreign exchange contracts	b	1
Foreign exchange contracts	c			1
Total derivatives not designated as hedging instruments		3	13	5
Total asset derivatives		$3	$13	$5

Liability Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	c	$3	$6	$2

Derivatives not designated as hedging instruments:
Foreign exchange contracts	c	5	4	9
Total liability derivatives		$8	$10	$11

12.  Pensions Benefit Plans and Other Postretirement Benefits

The components of the net periodic pension cost for the three months ended June 30, 2012 and 2011 are as follows:

	U.S.		Non-U.S.
	2012	2011	2012	2011
Service cost	$7	$6	$6	$7
Interest cost	29	31	18	21
Expected asset return	(46)	(47)	(22)	(23)

Amortization:
Actuarial loss	24	21	6	6

Net periodic pension cost	$14	$11	$8	$11

The components of the net periodic pension cost for the six months ended June 30, 2012 and 2011 are as follows:

	U.S.		Non-U.S.
	2012	2011	2012	2011
Service cost	$14	$13	$13	$12
Interest cost	57	62	37	42
Expected asset return	(92)	(94)	(44)	(44)

Amortization:
Actuarial loss	48	42	11	12

Net periodic pension cost	$27	$23	$17	$22

The components of the net postretirement benefit cost for the three months ended June 30, 2012 and 2011 are as follows:

	U.S.		Non-U.S.
	2012	2011	2012	2011
Service cost	$—	$—	$1	$1
Interest cost	2	2	1	1

Amortization:
Prior service credit	(1)	(1)
Actuarial loss	2	2

Net amortization	1	1	—	—

Net postretirement benefit cost	$3	$3	$2	$2

The components of the net postretirement benefit cost for the six months ended June 30, 2012 and 2011 are as follows:

	U.S.		Non-U.S.
	2012	2011	2012	2011
Service cost	$1	$—	$1	$1
Interest cost	4	5	2	2

Amortization:
Prior service credit	(2)	(2)
Actuarial loss	3	3

Net amortization	1	1	—	—

Net postretirement benefit cost	$6	$6	$3	$3

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

The Company records a liability for unrecognized tax benefits related to uncertain tax positions.  The Company recorded a decrease of $35 million to the estimated liability associated with uncertain tax positions in the six months ended June 30, 2012.  The Company believes that it is reasonably possible that unrecognized tax benefits could decrease up to $30 million within the next 12 months.  This is primarily the result of audit settlements or statute expirations in several taxing jurisdictions.

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

	June 30, 2012
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Accounts receivable	$—	$—	$1,173	$—	$1,173
Inventories			1,223		1,223
Other current assets			451		451
Total current assets	—	—	2,847	—	2,847
Investments in and advances to subsidiaries	1,765	1,515		(3,280)	—
Goodwill			2,023		2,023
Other non-current assets			1,243		1,243
Total other assets	1,765	1,515	3,266	(3,280)	3,266
Property, plant and equipment, net			2,721		2,721
Total assets	$1,765	$1,515	$8,834	$(3,280)	$8,834
Current liabilities :
Accounts payable and accrued liabilities	$—	$—	$1,497	$—	$1,497
Current portion of asbestos liability	165				165
Short-term loans and long-term debt due within one year			452		452
Total current liabilities	165	—	1,949	—	2,114
Long-term debt	250		3,567	(250)	3,567
Asbestos-related liabilities	248				248
Other non-current liabilities			1,661		1,661
Total share owners’ equity of the Company	1,102	1,515	1,515	(3,030)	1,102
Noncontrolling interests			142		142
Total liabilities and share owners’ equity	$1,765	$1,515	$8,834	$(3,280)	$8,834

	December 31, 2011
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Accounts receivable	$—	$—	$1,158	$—	$1,158
Inventories			1,061		1,061
Other current assets			524		524
Total current assets	—	—	2,743	—	2,743
Investments in and advances to subsidiaries	1,609	1,359		(2,968)	—
Goodwill			2,082		2,082
Other non-current assets			1,273		1,273
Total other assets	1,609	1,359	3,355	(2,968)	3,355
Property, plant and equipment, net			2,877		2,877
Total assets	$1,609	$1,359	$8,975	$(2,968)	$8,975
Current liabilities :
Accounts payable and accrued liabilities	$—	$—	$1,674	$—	$1,674
Current portion of asbestos liability	165				165
Short-term loans and long-term debt due within one year			406		406
Total current liabilities	165	—	2,080	—	2,245
Long-term debt	250		3,627	(250)	3,627
Asbestos-related liabilities	306				306
Other non-current liabilities			1,756		1,756
Total share owners’ equity of the Company	888	1,359	1,359	(2,718)	888
Noncontrolling interests			153		153
Total liabilities and share owners’ equity	$1,609	$1,359	$8,975	$(2,968)	$8,975

	June 30, 2011
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Accounts receivable	$—	$—	$1,322	$—	$1,322
Inventories			1,114		1,114
Other current assets			364		364
Total current assets	—	—	2,800	—	2,800
Investments in and advances to subsidiaries	2,840	2,590		(5,430)	—
Goodwill			2,957		2,957
Other non-current assets			1,260		1,260
Total other assets	2,840	2,590	4,217	(5,430)	4,217
Property, plant and equipment, net			3,176		3,176
Total assets	$2,840	$2,590	$10,193	$(5,430)	$10,193
Current liabilities :
Accounts payable and accrued liabilities	$—	$—	$1,651	$—	$1,651
Current portion of asbestos liability	170				170
Short-term loans and long-term debt due within one year			371		371
Total current liabilities	170	—	2,022	—	2,192
Long-term debt	250		3,969	(250)	3,969
Asbestos-related liabilities	238				238
Other non-current liabilities			1,455		1,455
Total share owners’ equity of the Company	2,182	2,590	2,590	(5,180)	2,182
Noncontrolling interests			157		157
Total liabilities and share owners’ equity	$2,840	$2,590	$10,193	$(5,430)	$10,193

	Three months ended June 30, 2012
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,766	$—	$1,766
Manufacturing, shipping and delivery			(1,390)		(1,390)
Gross profit	—	—	376	—	376
Research, engineering, selling, administrative, and other			(164)		(164)
Net intercompany interest	5		(5)		—
Interest expense	(5)		(57)		(62)
Interest income			2		2
Equity earnings from subsidiaries	133	133		(266)	—
Other equity earnings			18		18
Other income			9		9
Earnings before income taxes	133	133	179	(266)	179
Provision for income taxes			(41)		(41)
Earnings from continuing operations	133	133	138	(266)	138
Loss from discontinued operations			(1)		(1)
Net earnings	133	133	137	(266)	137
Net earnings attributable to noncontrolling interests			(4)		(4)
Net earnings attributable to the Company	$133	$133	$133	$(266)	$133

	Three months ended June 30, 2012
			Non-
		Guarantor	Guarantor
Comprehensive Income	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net earnings	$133	$133	$137	$(266)	$137
Other comprehensive income (loss)	(168)	(168)	(196)	361	(171)
Total comprehensive income (loss)	(35)	(35)	(59)	95	(34)
Comprehensive income attributable to noncontrolling interests			(1)		(1)
Comprehensive income (loss) attributable to the Company	$(35)	$(35)	$(60)	$95	$(35)

	Three months ended June 30, 2011
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,959	$—	$1,959
Manufacturing, shipping, and delivery			(1,604)		(1,604)
Gross profit	—	—	355	—	355
Research, engineering, selling, administrative, and other			(172)		(172)
Net intercompany interest	5		(5)		—
Interest expense	(5)		(95)		(100)
Interest income			3		3
Equity earnings from subsidiaries	73	73		(146)	—
Other equity earnings			19		19
Other income			5		5
Earnings from continuing operations before income taxes	73	73	110	(146)	110
Provision for income taxes			(32)		(32)
Earnings from continuing operations	73	73	78	(146)	78
Earnings from discontinued operations			2		2
Net earnings	73	73	80	(146)	80
Net earnings attributable to noncontrolling interest			(7)		(7)
Net earnings attributable to the Company	$73	$73	$73	$(146)	$73

	Three months ended June 30, 2011
			Non-
		Guarantor	Guarantor
Comprehensive Income	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net earnings	$73	$73	$80	$(146)	$80
Other comprehensive income	143	143	126	(264)	148
Total comprehensive income	216	216	206	(410)	228
Comprehensive income attributable to noncontrolling interests			(12)		(12)
Comprehensive income attributable to the Company	$216	$216	$194	$(410)	$216

	Six months ended June 30, 2012
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$3,505	$—	$3,505
Manufacturing, shipping, and delivery			(2,751)		(2,751)
Gross profit	—	—	754	—	754
Research, engineering, selling, administrative, and other			(330)		(330)
Net intercompany interest	10		(10)	—	—
Interest expense	(10)		(116)		(126)
Interest income			5	—	5
Equity earnings from subsidiaries	254	254		(508)	—
Other equity earnings			31		31
Other income			15		15
Earnings from continuing operations before income taxes	254	254	349	(508)	349
Provision for income taxes			(85)		(85)
Earnings from continuing operations	254	254	264	(508)	264
Loss from discontinued operations			(2)		(2)
Net earnings	254	254	262	(508)	262
Net earnings attributable to noncontrolling interest			(8)		(8)
Net earnings attributable to the Company	$254	$254	$254	$(508)	$254

	Six months ended June 30, 2012
			Non-
		Guarantor	Guarantor
Comprehensive Income	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net earnings	$254	$254	$262	$(508)	$262
Other comprehensive income (loss)	(52)	(52)	(97)	153	(48)
Total comprehensive income	202	202	165	(355)	214
Comprehensive income attributable to noncontrolling interests			(12)		(12)
Comprehensive income attributable to the Company	$202	$202	$153	$(355)	$202

	Six months ended June 30, 2011
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$3,678	$—	$3,678
Manufacturing, shipping, and delivery			(2,980)		(2,980)
Gross profit	—	—	698	—	698
Research, engineering, selling, administrative, and other			(348)		(348)
Net intercompany interest	10		(10)		—
Interest expense	(10)		(166)		(176)
Interest income			6		6
Equity earnings from subsidiaries	155	155		(310)	—
Other equity earnings			33		33
Other income			12		12
Earnings from continuing operations before income taxes	155	155	225	(310)	225
Provision for income taxes			(60)		(60)
Earnings from continuing operations	155	155	165	(310)	165
Earnings from discontinued operations			1		1
Net earnings	155	155	166	(310)	166
Net earnings attributable to noncontrolling interest			(11)		(11)
Net earnings attributable to the Company	$155	$155	$155	$(310)	$155

	Six months ended June 30, 2011
			Non-
		Guarantor	Guarantor
Comprehensive Income	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net earnings	$155	$155	$166	$(310)	$166
Other comprehensive income	234	234	200	(425)	243
Total comprehensive income	389	389	366	(735)	409
Comprehensive income attributable to noncontrolling interests			(20)		(20)
Comprehensive income attributable to the Company	$389	$389	$346	$(735)	$389

	Six months ended June 30, 2012
			Non-
		Guarantor	Guarantor
Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(58)	$—	$62	$—	$4
Cash used in investing activities			(100)		(100)
Cash provided by (used in) financing activities	58		(31)		27
Effect of exchange rate change on cash			5		5
Net change in cash	—	—	(64)	—	(64)
Cash at beginning of period			400		400
Cash at end of period	$—	$—	$336	$—	$336

	Six months ended June 30, 2011
			Non-
		Guarantor	Guarantor
Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(68)	$—	$162	$—	$94
Cash used in investing activities			(300)		(300)
Cash provided by (used in) financing activities	68		(256)		(188)
Effect of exchange rate change on cash			14		14
Net change in cash	—	—	(380)	—	(380)
Cash at beginning of period			640		640
Cash at end of period	$—	$—	$260	$—	$260

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

Effective January 1, 2012, the Company elected to change the method of valuing U.S. inventories to the average cost method, while in prior years these inventories were valued using the last-in, first-out (“LIFO”) method (see Note 1 to the Condensed Consolidated Financial Statements for more information). Also effective January 1, 2012, the Company changed its method of allocating pension expense to its reportable segments (see Note 8 to the Condensed Consolidated Financial Statements for more information). The changes in the inventory valuation method and pension allocation have been applied retrospectively to all prior periods. There is no impact of the change in accounting method for inventory on Segment Operating Profit for the three months ended June 30, 2011. The impact of the change in pension expense allocation on Segment Operating Profit for the three months ended June 30, 2011 is as follows (dollars in millions):

	As Originally Reported	Change in Pension Allocation	As Adjusted
Segment Operating Profit:
Europe	$107	$5	$112
North America	56	(6)	50
South America	53		53
Asia Pacific	9		9
Reportable segment totals	225	(1)	224
Retained corporate costs and other	(14)	1	(13)

The impact of these changes on Segment Operating Profit for the six months ended June 30, 2011 is as follows (dollars in millions):

	As Originally Reported	Change in Pension Allocation	Change in Accounting Method for Inventory	As Adjusted
Segment Operating Profit:
Europe	$178	$10	$—	$188
North America	115	(12)	10	113
South America	98			98
Asia Pacific	33			33
Reportable segment totals	424	(2)	10	432
Retained corporate costs and other	(27)	2		(25)

Financial information for the three and six months ended June 30, 2012 and 2011 regarding the Company’s reportable segments is as follows (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net Sales:
Europe	$731	$887	$1,436	$1,585
North America	516	506	998	969
South America	282	302	559	571
Asia Pacific	230	246	487	508
Reportable segment totals	1,759	1,941	3,480	3,633
Other	7	18	25	45
Net Sales	$1,766	$1,959	$3,505	$3,678

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Segment Operating Profit:
Europe	$107	$112	$215	$188
North America	96	50	174	113
South America	47	53	85	98
Asia Pacific	16	9	52	33
Reportable segment totals	266	224	526	432

Items excluded from Segment Operating Profit:
Retained corporate costs and other	(27)	(13)	(56)	(25)
Restructuring		(4)		(12)
Interest income	2	3	5	6
Interest expense	(62)	(100)	(126)	(176)
Earnings from continuing operations before income taxes	179	110	349	225
Provision for income taxes	(41)	(32)	(85)	(60)
Earnings from continuing operations	138	78	264	165
Earnings (loss) from discontinued operations	(1)	2	(2)	1
Net earnings	137	80	262	166
Net earnings attributable to noncontrolling interests	(4)	(7)	(8)	(11)
Net earnings attributable to the Company	$133	$73	$254	$155

Amounts attributable to the Company:
Earnings from continuing operations	$134	$71	$256	$154
Earnings (loss) from discontinued operations	(1)	2	(2)	1
Net earnings	$133	$73	$254	$155

Note:  All amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Quarters ended June 30, 2012 and 2011

Second Quarter 2012 Highlights

•                  Net sales lower due to foreign currency exchange rate changes and 6% decline in glass container shipments.

•                  Increased Segment Operating Profit due to strong manufacturing performance, cost-cutting initiatives and higher pricing.

Net sales were $193 million lower than the prior year, primarily due to the unfavorable effect of changes in foreign currency exchange rates and lower sales volumes, partially offset by improved pricing.

Segment Operating Profit for reportable segments was $42 million higher than the prior year.  The increase was mainly attributable to strong manufacturing performance, cost-cutting initiatives and higher selling prices to offset inflation.  The increase was driven by improvements made in North America to correct the production and supply chain issues experienced in the prior year.

Interest expense for the second quarter of 2012 decreased $38 million over the second quarter of 2011.  The decrease was principally due to the refinancing of higher cost debt in connection with the Company’s new bank credit agreement completed in mid-2011, as well as note repurchase premiums and the write-off of finance fees related to debt redeemed in 2011.

For the second quarter of 2012 the Company recorded earnings from continuing operations attributable to the Company of $134 million, or $0.81 per share (diluted), compared to $71 million, or $0.42 per share (diluted), in the second quarter of 2011.  Earnings in the second quarter of 2011 included items that management considered not representative of ongoing operations.  These items decreased earnings from continuing operations attributable to the Company in 2011 by $27 million, or $0.17 per share.  There were no items that management considered not representative of ongoing operations in the second quarter of 2012.

Results of Operations — Second Quarter of 2012 compared with Second Quarter of 2011

Net Sales

The Company’s net sales in the second quarter of 2012 were $1,766 million compared with $1,959 million for the second quarter of 2011, a decrease of $193 million, or 10%. The decrease in net sales was primarily caused by the unfavorable effects of changes in foreign currency exchange rates and lower glass container shipments, partially offset by improved pricing.  Unfavorable foreign currency exchange rate changes decreased net sales in the second quarter of 2012 compared to the prior year, primarily due to a weaker Euro and Brazilian real in relation to the U.S. dollar.  Glass container shipments, in tonnes, were down approximately 6% in the second quarter of 2012 compared to the second quarter of 2011.  The decrease in sales volume was primarily driven by lower shipments in Europe, partially offset by higher shipments in North America and South America.  Average selling prices improved in the second quarter of 2012 over the prior year as the Company increased prices to recover high cost inflation.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales - 2011		$1,941
Price
Price and product mix	$82
Cost pass-through provisions	(10)
Sales volume	(95)
Effects of changing foreign currency rates	(159)

Total effect on net sales		(182)
Net sales - 2012		$1,759

Europe:  Net sales in Europe in the second quarter of 2012 were $731 million compared with $887 million for the second quarter of 2011, a decrease of $156 million, or 18%.  The decrease in net sales was partly due to the unfavorable effects of foreign currency exchange rate changes as the Euro declined in value in relation to the U.S. dollar by approximately 12% in the second quarter of 2012 compared to the prior year.  The decrease in net sales was also due to lower glass container shipment levels which were down approximately 11% in the second quarter of 2012 compared to the prior year.  Lower wine and beer bottle shipments accounted for the majority of the volume decrease, primarily a result of macroeconomic conditions in the region and the Company’s pricing strategy.  Partially offsetting these decreases to net sales were higher selling prices resulting from the successful negotiation of annual customer contracts to recover high cost inflation from the prior year.

North America:  Net sales in North America in the second quarter of 2012 were $516 million compared with $506 million for the second quarter of 2011, an increase of $10 million, or 2%.  The increase in net sales was due to improved pricing and higher glass container shipments. The Company increased selling prices in the current year to recover high cost inflation from the prior year.  Glass container shipments, in tonnes, were up slightly in the current quarter, particularly in the wine and spirits categories.

South America:  Net sales in South America in the second quarter of 2012 were $282 million compared with $302 million for the second quarter of 2011, a decrease of $20 million, or 7%.  The decrease in net sales was due to the unfavorable effects of foreign currency exchange rate changes as the Brazilian real declined in value in relation to the U.S. dollar by approximately 25% in the second quarter of 2012 compared to the prior year.  Glass container shipments were up slightly in the second quarter of 2012 compared to the prior year, particularly in the beer category.

Asia Pacific:  Net sales in Asia Pacific in the second quarter of 2012 were $230 million compared with $246 million for the second quarter of 2011, a decrease of $16 million, or 7%.  Glass container shipments, in tonnes, were down approximately 6% compared to the prior year, primarily attributable to lower wine and beer bottle shipments in Australia.  The decrease in shipments of wine bottles was due to the reductions of in-country bottling by wine producers.  The decrease in shipments of beer bottles was due to the continued effect of high interest and savings rates on consumer spending in the country. Net sales also declined in the second quarter of 2012 as a result of the unfavorable effects of foreign currency exchange rate changes as the Australian dollar weakened in relation to the U.S. dollar.

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

Segment Operating Profit of reportable segments in the second quarter of 2012 was $266 million compared to $224 million for the second quarter of 2011, an increase of $42 million, or 19%  The increase in Segment Operating Profit was primarily due to strong manufacturing performance, cost-cutting initiatives and higher selling prices to offset inflation.  Manufacturing and delivery costs were lower in the current year primarily as a result of improvements made in North America to correct the production and supply chain issues experienced in the prior year and cost savings achieved from the permanent footprint adjustments made in Australia over the past year.  The Company increased selling prices in the current year to offset the high cost inflation experienced during 2011.  Operating expenses were also lower in the second quarter of 2012 due to global cost reductions.  Partially offsetting these increases to Segment Operating Profit were lower sales volume and the unfavorable effects of foreign currency exchange rate changes.

The change in Segment Operating Profit of reportable segments can be summarized as follows (dollars in millions):

Segment Operating Profit - 2011		$224
Price and product mix	$82
Cost inflation	(52)
Price / inflation spread	30

Sales volume	(26)
Manufacturing and delivery	49
Operating expenses and other	12
Effects of changing foreign currency rates	(23)

Total net effect on Segment Operating Profit		42
Segment Operating Profit - 2012		$266

Europe:  Segment operating profit in Europe in the second quarter of 2012 was $107 million compared with $112 million in the second quarter of 2011, a decrease of $5 million, or 4%.  The decrease in segment operating profit was primarily due to lower sales volumes and the unfavorable effect of a weaker Euro in relation to the U.S. dollar, partially offset by higher selling prices over inflation.  As a result of weakening sales volumes during the second quarter of 2012, the Company implemented production curtailment measures late in the quarter to balance capacity with lower demand in the region.  This partially offset the positive impact of higher production efficiencies during the quarter, and will likely continue to impact the region’s segment operating profit for the remainder of 2012.

North America:  Segment operating profit in North America in the second quarter of 2012 was $96 million compared with $50 million in the second quarter of 2011, an increase of $46 million, or 92%.  The increase in segment operating profit was primarily due to strong manufacturing performance and improvements made to correct the production and supply chain issues experienced in the prior year.  High production rates in the second quarter of 2012, along with the restarting of two idled furnaces in the second half of 2011, resulted in higher fixed cost absorption compared to the prior year.  Segment operating profit also increased during the second quarter of 2012 due to higher selling prices to offset inflation and cost control initiatives.

South America:  Segment operating profit in South America in the second quarter of 2012 was $47 million compared with $53 million in the second quarter of 2011, a decrease of $6 million, or 11%.  The decrease in segment operating profit was primarily due to the unfavorable effects of foreign currency exchange rate changes.  Higher sales volume in the second quarter of 2012 benefited segment operating profit compared to the prior year.

Asia Pacific:  Segment operating profit in Asia Pacific in the second quarter of 2012 was $16 million compared with $9 million in the second quarter of 2011, an increase of $7 million, or 78%.  The increase in segment operating profit was primarily due to benefits realized from the permanent footprint adjustments made in Australia over the past year and overall cost-cutting initiatives in the region, partially offset by lower sales volume and the unfavorable effect of foreign currency exchange rate changes.

Interest Expense

Interest expense for the second quarter of 2012 was $62 million compared with $100 million for the second quarter of 2011.  The 2011 amount includes $25 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees related to the cancellation of the Company’s previous bank credit agreement and the redemption of the senior notes due 2014.  Exclusive of these items, interest expense decreased approximately $13 million.  The decrease was principally due to the refinancing of higher cost debt in connection with the Company’s new bank credit agreement completed in mid-2011.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests in the second quarter of 2012 were $4 million compared with $7 million in the second quarter of 2011.  The decrease in the current quarter was primarily a result of lower earnings in the Company’s less than wholly-owned subsidiaries in its South America and Asia Pacific segments in the second quarter of 2012.

Earnings from Continuing Operations Attributable to the Company

For the second quarter of 2012 the Company recorded earnings from continuing operations attributable to the Company of $134 million, or $0.81 per share (diluted), compared to $71 million, or $0.42 per share (diluted), in the second quarter of 2011.  Earnings in the second quarter of 2011 included items that management considered not representative of ongoing operations.  These items decreased earnings from continuing operations attributable to the Company in 2011 by $27 million, or $0.17 per share.  There were no items that management considered not representative of ongoing operations in the second quarter of 2012.

Executive Overview — Six Months ended June 30, 2012 and 2011

2012 Highlights

•                  Net sales lower due to foreign currency exchange rate changes and 4% decline in glass container shipments.

•                  Increased Segment Operating Profit due to strong manufacturing performance, cost-cutting initiatives and higher pricing.

Net sales were $173 million lower than the prior year, primarily due to the unfavorable effect of changes in foreign currency exchange rates and lower sales volumes, partially offset by improved pricing.

Segment Operating Profit for reportable segments was $94 million higher than the prior year.  The increase was mainly attributable to strong manufacturing performance, cost-cutting initiatives and higher selling prices to offset inflation.  The increase was driven by improvements made in North America to correct the production and supply chain issues experienced in the prior year.

Interest expense for the first six months of 2012 decreased $50 million over the first six months of 2011.  The decrease was principally due to the refinancing of higher cost debt in connection with the Company’s new bank credit agreement completed in mid-2011, as well as note repurchase premiums and the write-off of finance fees related to debt redeemed in 2011.

For the first six months of 2012, the Company recorded earnings from continuing operations attributable to the Company of $256 million, or $1.54 per share (diluted), compared to $154 million, or $0.92 per share (diluted), in the first six months of 2011.  Earnings in the first six months of 2011 included items that management considered not representative of ongoing operations.  These items decreased earnings from continuing operations attributable to the Company in 2011 by $32 million, or $0.20 per share.  There were no items that management considered not representative of ongoing operations in the first six months of 2012.

Results of Operations — First six months of 2012 compared with first six months of 2011

Net Sales

The Company’s net sales in the first six months of 2012 were $3,505 million compared with $3,678 million for the first six months of 2011, a decrease of $173 million, or 5%. The decrease in net sales was primarily caused by the unfavorable effects of changes in foreign currency exchange rates and lower glass container shipments, partially offset by improved pricing. Unfavorable foreign currency exchange rate changes decreased net sales in the current year, primarily due to a weaker Euro and Brazilian real in relation to the U.S. dollar.  Glass container shipments, in tonnes, were down approximately 4% in the first six months of 2012 compared to the first six months of 2011.  The decrease in sales volume was primarily driven by lower sales in Europe, partially offset by higher sales in North America and South America.  Average selling prices improved in the first six months of 2012 over the prior year as the Company increased prices to recover high cost inflation.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales - 2011		$3,633
Price
Price and product mix	$145
Cost pass-through provisions	(18)
Sales volume	(99)
Effects of changing foreign currency rates	(181)

Total effect on net sales		(153)
Net sales - 2012		$3,480

Europe:  Net sales in Europe in the first six months of 2012 were $1,436 million compared with $1,585 million for the first six months of 2011, a decrease of $149 million, or 9%.  The decrease in net sales was partly attributable to the unfavorable effects of foreign currency exchange rate changes as the Euro declined in value in relation to the U.S. dollar by approximately 8% in the first six months of 2012 compared to the prior year.  The decrease in net sales was also due to lower glass container shipment levels which were down approximately 6% in the first six months of 2012 compared to the prior year.  Lower wine bottle shipments accounted for the majority of the volume decrease, primarily a result of macroeconomic conditions in the region and the Company’s pricing strategy.  Partially offsetting these decreases to net sales were higher selling prices resulting from the successful negotiation of annual customer contracts to recover high cost inflation from the prior year.

North America:  Net sales in North America in the first six months of 2012 were $998 million compared with $969 million for the first six months of 2011, an increase of $29 million, or 3%.  The increase in net sales was due to improved pricing and higher glass container shipments. The Company increased selling prices in the current year to recover high cost inflation from the prior year.  Glass container shipments, in tonnes, were up slightly in the first six months of 2012, particularly in the wine and spirits categories.

South America:  Net sales in South America in the first six months of 2012 were $559 million compared with $571 million for the first six months of 2011, a decrease of $12 million, or 2%.  The decrease in net sales was due to the unfavorable effects of foreign currency exchange rate changes as the Brazilian real declined in value in relation to the U.S. dollar by approximately 16% in the first six months of 2012 compared to the prior year.  Glass container shipments were up slightly in the first six months of 2012 compared to the prior year, particularly in the beer category.

Asia Pacific:  Net sales in Asia Pacific in the first six months of 2012 were $487 million compared with $508 million for the first six months of 2011, a decrease of $21 million, or 4%.  Glass container shipments, in tonnes, were down approximately 10% in the first six months of 2012 compared to the prior year.  Glass container shipments in Australia, primarily wine and beer bottles, were down in the current year compared to the prior year.  The decrease in shipments of wine bottles was due to the reductions of in-country bottling by wine producers.  The decrease in shipments of beer bottles was due to the continued effect of high interest and savings rates on consumer spending in the country.  Glass container shipments in China were down approximately 20% in the first six months of 2012 compared to the prior year, mainly attributable to furnace rebuilds in 2012.

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

Segment Operating Profit of reportable segments in the first six months of 2012 was $526 million compared to $432 million for the first six months of 2011, an increase of $94 million, or 22%.  The increase in Segment Operating Profit was primarily due to strong manufacturing performance, cost-cutting initiatives and higher selling prices to offset inflation.  Manufacturing and delivery costs were lower in the current year primarily as a result of improvements made in North America to correct the production and supply chain issues experienced in the prior year and cost savings achieved from the permanent footprint adjustments made in Australia over the past year.  Manufacturing costs were also lower in the current year due to the non-recurrence of approximately $9 million of costs related to flooding in Australia during the first quarter of 2011.  The Company increased selling prices in the current year to offset the high cost inflation experienced during 2011.  Operating expenses were also lower in the first six months of 2012 due to global cost reductions.  Partially offsetting these increases to Segment Operating Profit were lower sales volume and the unfavorable effects of foreign currency exchange rate changes.

The change in Segment Operating Profit of reportable segments can be summarized as follows (dollars in millions):

Segment Operating Profit - 2011		$432
Price and product mix	$145
Cost inflation	(102)
Price / inflation spread	43

Sales volume	(26)
Manufacturing and delivery	80
Operating expenses and other	25
Effects of changing foreign currency rates	(28)

Total net effect on Segment Operating Profit		94
Segment Operating Profit - 2012		$526

Europe:  Segment operating profit in Europe in the first six months of 2012 was $215 million compared with $188 million in the first six months of 2011, an increase of $27 million, or 14%.  The increase in segment operating profit was primarily attributable to higher selling prices to offset inflation and strong manufacturing performance, caused by higher production efficiencies in the first six months of 2012 that resulted in lower manufacturing costs compared to the prior year.  Segment operating profit also increased during the current year as a result of cost control initiatives.  These increases to segment operating profit were partially offset by lower sales volumes and the unfavorable effect of foreign currency exchange rate changes.

North America:  Segment operating profit in North America in the first six months of 2012 was $174 million compared with $113 million in the first six months of 2011, an increase of $61 million, or

54%.  The increase in segment operating profit was primarily due to strong manufacturing performance and  improvements made to correct the production and supply chain issues experienced in the prior year.  High production rates in the first six months of 2012, along with the restarting of two idled furnaces in the second half of 2011, resulted in higher fixed cost absorption compared to the prior year.  Segment operating profit also increased during the first six months of 2012 due to higher selling prices to offset inflation and cost control initiatives.

South America:  Segment operating profit in South America in the first six months of 2012 was $85 million compared with $98 million in the first six months of 2011, a decrease of $13 million, or 13%.  The decrease in segment operating profit was primarily due to the unfavorable effects of foreign currency exchange rate changes.  Higher sales volume in the first six months of 2012 benefited segment operating profit compared to the prior year.

Asia Pacific:  Segment operating profit in Asia Pacific in the first six months of 2012 was $52 million compared with $33 million in the first six months of 2011, an increase of $19 million, or 58%.  The increase in segment operating profit was primarily due to benefits realized from the permanent footprint adjustments made in Australia over the past year and overall cost-cutting initiatives in the region, partially offset by lower sales volume.  The increase in segment operating profit was also due to the non-recurrence of approximately $9 million of costs related to flooding in Australia during the first quarter of 2011.

Interest Expense

Interest expense for the first six months of 2012 was $126 million compared with $176 million for the first six months of 2011.  The 2011 amount includes $25 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees related to the cancellation of the Company’s previous bank credit agreement and the redemption of the senior notes due 2014.  Exclusive of these items, interest expense decreased approximately $25 million.  The decrease was principally due to the refinancing of higher cost debt in connection with the Company’s new bank credit agreement completed in mid-2011.

Provision for Income Taxes

The Company’s effective tax rate from continuing operations for the six months ended June 30, 2012 was 24.4% compared with 26.7% for the first six months of 2011.  Excluding the amounts related to items that management considers not representative of ongoing operations, the Company expects that the full year effective tax rate for 2012 will be between 24% to 25% compared with 21.6% for 2011.  The increase in the expected effective tax rate for the full year 2012 is due to the Company’s current expected change in mix of earnings by jurisdictions.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests in the first six months of 2012 were $8 million compared with $11 million in the first six months of 2011.  Net earnings attributable to noncontrolling interests in 2011 included $2 million of charges related to items that management considered not representative of ongoing operations.  Exclusive of these items, net earnings attributable to noncontrolling interests in the first six months of 2012 decreased $5 million from the first six months of 2011.  This decrease was primarily a result of lower earnings in the Company’s less than wholly-owned subsidiaries in its South America and Asia Pacific segments in 2012.

Earnings from Continuing Operations Attributable to the Company

For the first six months of 2012, the Company recorded earnings from continuing operations attributable to the Company of $256 million, or $1.54 per share (diluted), compared to $154 million, or $0.92 per share (diluted), in the first six months of 2011.  Earnings in the first six months of 2011 included items that management considered not representative of ongoing operations.  These items decreased earnings from continuing operations attributable to the Company in 2011 by $32 million, or $0.20 per share.  There were no items that management considered not representative of ongoing operations in the first six months of 2012.

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for the second quarter of 2012 was $27 million compared with $13 million for the second quarter of 2011, and $56 million for the first six months of 2012 compared to $25 million for the first six months of 2011.  Retained corporate costs and other for the three and six months ended June 30, 2012 reflect lower earnings from global machine and equipment sales as well as higher management incentive compensation expense.

Restructuring

During the three months ended June 30, 2011, the Company recorded restructuring charges totaling $4 million for employee costs related to the closure of a machine line in its Asia Pacific segment.

During the six months ended June 30, 2011, the Company recorded restructuring charges totaling $12 million for employee costs related to the closure of a plant and machine line in its Asia Pacific segment.

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

The loss from discontinued operations of $1 million and $2 million for the three and six months ended June 30, 2012, respectively, consisted primarily of ongoing legal fees related to the expropriation.

Capital Resources and Liquidity

As of June 30, 2012, the Company had cash and total debt of $336 million and $4.0 billion, respectively, compared to $260 million and $4.3 billion, respectively, as of June 30, 2011.  A significant portion of the cash was held in mature, liquid markets where the Company has operations, such as the U.S., Europe and Australia, and is readily available to fund global liquidity requirements. The amount of cash held in non-U.S. locations as of June 30, 2012 was $252 million.

Current and Long-Term Debt

On May 19, 2011, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  At June 30, 2012, the Agreement included a $900 million revolving credit facility, a 170 million Australian dollar term loan, a $600 million term loan, a 116 million Canadian dollar term loan, and a €141 million term loan, each of which has a final maturity date of May 19, 2016.  At June 30, 2012, the Company’s subsidiary borrowers had unused credit of $807 million available under the Agreement.

The weighted average interest rate on borrowings outstanding under the Agreement at June 30, 2012 was 2.74%.

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

The Company has a €280 million European accounts receivable securitization program, which extends through September 2016, subject to annual renewal of backup credit lines. Information related to the Company’s accounts receivable securitization program is as follows:

	June 30,	December 31,	June 30,
	2012	2011	2011

Balance (included in short-term loans)	$302	$281	$312

Weighted average interest rate	1.42%	2.41%	2.69%

Cash Flows

Free cash flow was $(118) million for the first six months of 2012 compared to $(61) million for the first six months of 2011.  The Company defines free cash flow as cash provided by continuing operating activities less additions to property, plant and equipment from continuing operations.  Free cash flow does not conform to U.S. GAAP and should not be construed as an alternative to the cash flow measures reported in accordance with U.S. GAAP.  The Company uses free cash flow for internal reporting, forecasting and budgeting and believes this information allows the board of directors, management, investors and analysts to better understand the Company’s financial performance.  Free cash flow for the six months ended June 30, 2012 and 2011 is calculated as follows:

	2012	2011

Cash provided by continuing operating activities	$6	$92
Additions to property, plant and equipment	(124)	(153)

Free cash flow	$(118)	$(61)

Operating activities:  Cash provided by continuing operating activities was $6 million for the six months ended June 30, 2012, compared with $92 million for the six months ended June 30, 2011.  The decrease in cash flows from continuing operating activities was primarily due to an increase in working capital of $380 million in 2012 compared to $219 million in 2011.  The larger increase in working capital during 2012 was mainly due to a larger increase in inventory as the Company built inventory levels in North America to avoid the supply chain issues that impacted that region in the second quarter of 2011.  The Company also increased inventory levels in Europe in the first six months of 2012 in advance of implementing production curtailment measures at the end of the second quarter.  The decrease in cash flows from continuing operating activities was also due to an increase in cash paid for restructuring activities of $27 million, an increase in pension plan contributions of $12 million and an increase in income taxes paid of $8 million, partially offset by higher earnings, a decrease in asbestos-related payments of $10 million and a decrease in cash paid related to the SAP implementation.

Investing activities:  Cash utilized in investing activities was $100 million for the six months ended June 30, 2012 compared to $300 million for the six months ended June 30, 2011.  Capital spending for property, plant and equipment during the six months ended June 30, 2012 was $124 million compared with $153 million in the prior year.  Cash utilized in investing activities in 2012 included $5 million for the final payment related to an acquisition in China in 2010.  During the first six months of 2012, the Company received $14 million from the Chinese government as partial compensation for the land in China that the Company is required to return to the government.  The Company also received $9 million in 2012 from one of its noncontrolling partners in South America as repayment of a loan.  Cash utilized in investing activities in 2011 included $147 million for acquisitions, primarily related to the acquisition of the noncontrolling interest of the Company’s southern Brazil operation.

The Company has plans to build a new facility in China to replace certain capacity lost due to Chinese government requirements.  Certain of the Company’s older glass manufacturing plants in China are being encroached by strong urban growth.  The local Chinese government entities have determined that the land on which some of these facilities reside should be returned to the government.  The Company expects the compensation to be received from the Chinese government for the value of the land should offset most or all of the future capital spending required to rebuild capacity at alternative sites in China.

Financing activities:  Cash provided by financing activities was $27 million for the six months ended June 30, 2012 compared to cash utilized in financing activities of $188 million for the six months ended June 30, 2011.  Financing activities in 2012 included additions to long-term debt of $119 million and short-term loans of $31 million, partially offset by repayments of long-term debt of $128 million.  Financing activities in 2011 included additions to long-term debt of approximately $1.5 billion, primarily related to borrowings under the Company’s new bank credit agreement, and repayments of long-term debt of approximately $1.6 billion, primarily related to the cancellation of the old bank credit agreement and the redemption of the senior notes due 2014.

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

There have been no material changes in critical accounting estimates at June 30, 2012 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Forward Looking Statements

This document contains “forward looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Forward looking statements reflect the Company’s current expectations and projections about future events at the time, and thus involve uncertainty and risk. The words “believe,” “expect,” “anticipate,” “will,” “could,” “would,” “should,” “may,” “plan,” “estimate,” “intend,” “predict,” “potential,” “continue,” and the negatives of these words and other similar expressions generally identify forward looking statements. It is possible the Company’s future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) foreign currency fluctuations relative to the U.S. dollar, specifically the Euro, Brazilian real and Australian dollar, (2) changes in capital availability or cost, including interest rate fluctuations, (3) the general political, economic and competitive conditions in markets and countries where the Company has operations, including uncertainties related to the economic conditions in Europe and Australia, the expropriation of the Company’s operations in Venezuela, disruptions in capital markets, disruptions in the supply chain, competitive pricing pressures, inflation or deflation, and changes in tax rates and laws, (4) consumer preferences for alternative forms of packaging, (5) fluctuations in raw material and labor costs, (6) availability of raw materials, (7) costs and availability of energy, including natural gas prices, (8) transportation costs, (9) the ability of the Company to raise selling prices commensurate with energy and other cost increases, (10) consolidation among competitors and customers, (11) the ability of the Company to acquire businesses and expand plants, integrate operations of acquired businesses and achieve expected synergies, (12) unanticipated expenditures with respect to environmental, safety and health laws, (13) the performance by customers of their obligations under purchase agreements, (14) the Company’s ability to further develop its sales, marketing and product development capabilities, (15) the Company’s success in implementing necessary restructuring plans and the impact of such restructuring plans on the carrying value of recorded goodwill, (16) the Company’s ability to successfully navigate the structural changes in Australia, and (17) the timing and occurrence of events which are beyond the control of the Company, including any expropriation of the Company’s operations, floods and other natural disasters, and events related to asbestos-related claims. It is not possible to foresee or identify all such factors. Any forward looking statements in this document are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. Forward looking statements are not a guarantee of future performance and actual results or developments may differ materially from expectations. While the Company continually reviews trends and uncertainties affecting the Company’s results of operations and financial condition, the Company does not assume any obligation to update or supplement any particular forward looking statements contained in this document.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

There have been no material changes in market risk at June 30, 2012 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2012.

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

Item 1A.  Risk Factors.

There have been no material changes in risk factors at June 30, 2012 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Exhibit 101

Financial statements from the quarterly report on Form 10-Q of Owens-Illinois, Inc. for the quarter ended June 30, 2012, formatted in XBRL: (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

OWENS-ILLINOIS, INC.

Date	July 26, 2012	By	/s/ Stephen P. Bramlage, Jr.
Stephen P. Bramlage, Jr.
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

101

Financial statements from the quarterly report on Form 10-Q of Owens-Illinois, Inc. for the quarter ended June 30, 2012, formatted in XBRL: (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

*                 This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.