Form 10-Q
period 2013-03-31
OWENS ILLINOIS INC /DE/
filed 2013-04-24
CIK 812074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.   20549

FORM 10-Q

(Mark one)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

The number of shares of common stock, par value $.01, of Owens-Illinois, Inc. outstanding as of March 31, 2013 was 164,494,763.

Part I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

The Condensed Consolidated Financial Statements of Owens-Illinois, Inc. (the “Company”) presented herein are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated.  All adjustments are of a normal recurring nature. Because the following unaudited condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions, except per share amounts)

	Three months ended March 31,
	2013	2012
Net sales	$1,641	$1,739
Manufacturing, shipping and delivery expense	(1,322)	(1,361)
Gross profit	319	378

Selling and administrative expense	(129)	(140)
Research, development and engineering expense	(15)	(15)
Interest expense	(71)	(64)
Interest income	3	3
Equity earnings	17	13
Royalties and net technical assistance	4	4
Other income	3	2
Other expense	(14)	(11)

Earnings from continuing operations before income taxes	117	170
Provision for income taxes	(33)	(44)

Earnings from continuing operations	84	126
Loss from discontinued operations	(10)	(1)

Net earnings	74	125
Net earnings attributable to noncontrolling interests	(5)	(4)
Net earnings attributable to the Company	$69	$121

Amounts attributable to the Company:
Earnings from continuing operations	$79	$122
Loss from discontinued operations	(10)	(1)
Net earnings	$69	$121

Basic earnings per share:
Earnings from continuing operations	$0.48	$0.74
Loss from discontinued operations	(0.06)	(0.01)
Net earnings	$0.42	$0.73

Weighted average shares outstanding (thousands)	164,069	164,241

Diluted earnings per share:
Earnings from continuing operations	$0.48	$0.73
Loss from discontinued operations	(0.06)	(0.01)
Net earnings	$0.42	$0.72

Weighted average diluted shares outstanding (thousands)	165,501	166,206

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME

 (Dollars in millions)

	Three months ended March 31,
	2013	2012
Net earnings	$74	$125
Other comprehensive income:
Foreign currency translation adjustments	(32)	99
Pension and other postretirement benefit adjustments, net of tax	45	24
Change in fair value of derivative instruments	4
Other comprehensive income	17	123
Total comprehensive income	91	248
Comprehensive income attributable to noncontrolling interests	(1)	(11)
Comprehensive income attributable to the Company	$90	$237

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Dollars in millions, except per share amounts)

	March 31,	December 31,	March 31,
	2013	2012	2012
Assets
Current assets:
Cash and cash equivalents	$359	$431	$299
Receivables, less allowances for losses and discounts ($41 at March 31, 2013, $41 at December 31, 2012, and $42 at March 31, 2012)	1,047	968	1,199
Inventories	1,178	1,139	1,237
Prepaid expenses	99	110	130

Total current assets	2,683	2,648	2,865

Investments and other assets:
Equity investments	293	294	316
Repair parts inventories	137	133	153
Pension assets			121
Other assets	676	675	695
Goodwill	2,048	2,079	2,127

Total other assets	3,154	3,181	3,412

Property, plant and equipment, at cost	6,509	6,667	7,049
Less accumulated depreciation	3,829	3,898	4,165

Net property, plant and equipment	2,680	2,769	2,884

Total assets	$8,517	$8,598	$9,161

CONDENSED CONSOLIDATED BALANCE SHEETS — Continued

	March 31,	December 31,	March 31,
	2013	2012	2012
Liabilities and Share Owners’ Equity
Current liabilities:
Short-term loans and long-term debt due within one year	$347	$319	$406
Current portion of asbestos-related liabilities	155	155	165
Accounts payable	904	1,032	943
Other liabilities	523	656	602

Total current liabilities	1,929	2,162	2,116

Long-term debt	3,550	3,454	3,724
Deferred taxes	184	182	214
Pension benefits	825	846	856
Nonpension postretirement benefits	262	264	270
Other liabilities	323	329	410
Asbestos-related liabilities	289	306	276
Commitments and contingencies
Share owners’ equity:
Share owners’ equity of the Company:
Common stock, par value $.01 per share, 250,000,000 shares authorized, 182,355,917, 181,865,751, and 181,658,637 shares issued (including treasury shares), respectively	2	2	2
Capital in excess of par value	3,013	3,005	2,996
Treasury stock, at cost, 17,861,154, 17,901,925, and 16,732,262 shares, respectively	(424)	(425)	(404)
Retained loss	(126)	(195)	(258)
Accumulated other comprehensive loss	(1,485)	(1,506)	(1,205)
Total share owners’ equity of the Company	980	881	1,131
Noncontrolling interests	175	174	164
Total share owners’ equity	1,155	1,055	1,295
Total liabilities and share owners’ equity	$8,517	$8,598	$9,161

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED CASH FLOWS

 (Dollars in millions)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net earnings	$74	$125
Loss from discontinued operations	10	1
Non-cash charges (credits):
Depreciation	90	97
Amortization of intangibles and other deferred items	9	8
Amortization of finance fees and debt discount	8	8
Pension expense	26	22
Restructuring, asset impairment and related charges	10
Other	31	10
Pension contributions	(7)	(17)
Asbestos-related payments	(17)	(30)
Cash paid for restructuring activities	(34)	(30)
Change in non-current assets and liabilities	(33)	(13)
Change in components of working capital	(301)	(275)
Cash utilized in continuing operating activities	(134)	(94)
Cash utilized in discontinued operating activities	(2)	(1)
Total cash utilized in operating activities	(136)	(95)
Cash flows from investing activities:
Additions to property, plant and equipment	(94)	(73)
Acquisitions, net of cash acquired		(5)
Net cash proceeds related to sale of assets and other		11
Cash utilized in investing activities	(94)	(67)
Cash flows from financing activities:
Additions to long-term debt	639	119
Repayments of long-term debt	(483)	(62)
Increase (decrease) in short-term loans	4	(20)
Net receipts for hedging activity		8
Payment of finance fees	(5)
Issuance of common stock and other	4
Cash provided by financing activities	159	45
Effect of exchange rate fluctuations on cash	(1)	16
Decrease in cash	(72)	(101)
Cash at beginning of period	431	400
Cash at end of period	$359	$299

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

Financial information for the three-month periods ended March 31, 2013 and 2012 regarding the Company’s reportable segments is as follows:

	2013	2012
Net sales:
Europe	$650	$705
North America	469	482
South America	269	277
Asia Pacific	247	257

Reportable segment totals	1,635	1,721
Other	6	18
Net sales	$1,641	$1,739

	2013	2012
Segment operating profit:
Europe	$59	$108
North America	74	78
South America	53	38
Asia Pacific	40	36
Reportable segment totals	226	260

Items excluded from segment operating profit:
Retained corporate costs and other	(31)	(29)
Restructuring, asset impairment and related charges	(10)
Interest income	3	3
Interest expense	(71)	(64)
Earnings from continuing operations before income taxes	$117	$170

Financial information regarding the Company’s total assets is as follows:

	March 31,	December 31,	March 31,
	2013	2012	2012
Total assets:
Europe	$3,263	$3,362	$3,744
North America	2,030	1,994	2,056
South America	1,638	1,655	1,724
Asia Pacific	1,294	1,349	1,359

Reportable segment totals	8,225	8,360	8,883
Other	292	238	278
Consolidated totals	$8,517	$8,598	$9,161

2.  Inventories

Major classes of inventory are as follows:

	March 31,	December 31,	March 31,
	2013	2012	2012

Finished goods	$1,014	$957	$1,061
Raw materials	124	137	126
Operating supplies	40	45	50

	$1,178	$1,139	$1,237

3. Derivative Instruments

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

Commodity Futures Contracts Designated as Cash Flow Hedges

In North America, the Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows.  The Company continually evaluates the natural gas market and related price risk and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements.  The majority of the sales volume in North America is tied to customer contracts that contain provisions that pass the price of natural gas to the customer.  In certain of these contracts, the customer has the option of fixing the natural gas price component for a specified period of time.  At March 31, 2013 and 2012, the Company had entered into commodity futures contracts covering approximately 6,200,000 MM BTUs and 4,600,000 MM BTUs, respectively, primarily related to customer requests to lock the price of natural gas.

The Company accounts for the above futures contracts as cash flow hedges at March 31, 2013 and recognizes them on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owners’ equity (“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. At March 31, 2013 and 2012, an unrecognized gain of $2 million and an unrecognized loss of $6 million, respectively, related to the commodity futures contracts was included in Accumulated OCI, and will be reclassified into earnings over the next twelve to twenty-four months.  Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.  The ineffectiveness related to these natural gas hedges for the three months ended March 31, 2013 and 2012 was not material.

The effect of the commodity futures contracts on the results of operations for the three months ended March 31, 2013 and 2012 is as follows:

		Amount of Loss
		Reclassified from
Amount of Gain (Loss)		Accumulated OCI into
Recognized in OCI on		Income (reported in
Commodity Futures Contracts		manufacturing, shipping, and
(Effective Portion)		delivery) (Effective Portion)
2013	2012	2013	2012

$3	$(3)	$(1)	$(3)

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

At March 31, 2013 and 2012, various subsidiaries of the Company had outstanding forward exchange and option agreements denominated in various currencies covering the equivalent of approximately $900 million and $640 million, respectively, related primarily to intercompany transactions and loans.

The effect of the forward exchange contracts on the results of operations for the three months ended March 31, 2013 and 2012 is as follows:

	Amount of Gain (Loss)
Location of Gain (Loss)	Recognized in Income on
Recognized in Income on	Forward Exchange Contracts
Forward Exchange Contracts	2013	2012

Other expense	$(3)	$1

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

	Balance	Fair Value
	Sheet Location	March 31, 2013	December 31, 2012	March 31, 2012

Asset Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	a	$2	$—	$—

Derivatives not designated as hedging instruments:
Foreign exchange contracts	a	3	4	8
Foreign exchange contracts	c	1		1
Total derivatives not designated as hedging instruments		4	4	9
Total asset derivatives		$4	$4	$9

Liability Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	c	$—	$1	$6

Derivatives not designated as hedging instruments:
Foreign exchange contracts	c	8	9	4
Total liability derivatives		$8	$10	$10

4.  Restructuring Accruals

Selected information related to the restructuring accruals for the first three months of 2013 and 2012 is as follows:

	European Asset Optimization	Asia Pacific Restructuring	Other Restructuring Actions	Total Restructuring

Balance at January 1, 2013	$53	$6	$64	$123
First quarter 2013 charges	7	2	1	10
Write-down of assets to net realizable value	(2)			(2)
Net cash paid, principally severance and related benefits	(20)	(4)	(10)	(34)
Other, including foreign exchange translation	(1)		(1)	(2)
Balance at March 31, 2013	$37	$4	$54	$95

Balance at January 1, 2012	$37	$17	$49	$103
Net cash paid, principally severance and related benefits	(2)	(11)	(17)	(30)
Other, including foreign exchange translation			3	3
Balance at March 31, 2012	$35	$6	$35	$76

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

5.  Pensions Benefit Plans and Other Postretirement Benefits

The components of the net periodic pension cost for the three months ended March 31, 2013 and 2012 are as follows:

	U.S.		Non-U.S.
	2013	2012	2013	2012
Service cost	$7	$7	$8	$7
Interest cost	27	28	17	19
Expected asset return	(46)	(46)	(23)	(22)

Amortization:
Actuarial loss	28	24	8	5

Net periodic pension cost	$16	$13	$10	$9

The U.S. pension expense excludes $8 million of special termination benefits that were recorded in discontinued operations in 2013.

The components of the net postretirement benefit cost for the three months ended March 31, 2013 and 2012 are as follows:

	U.S.		Non-U.S.
	2013	2012	2013	2012
Service cost	$—	$1	$—	$—
Interest cost	1	2	1	1

Amortization:
Prior service credit	(1)	(1)
Actuarial loss	2	1

Net amortization	1	—	—	—

Net postretirement benefit cost	$2	$3	$1	$1

6.  Income Taxes

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

7.  Debt

The following table summarizes the long-term debt of the Company:

	March 31,	December 31,	March 31,
	2013	2012	2012
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$126	$—	$55
Term Loans:
Term Loan A (51 million AUD at March 31, 2013)	53	53	177
Term Loan B	525	525	600
Term Loan C (102 million CAD at March 31, 2013)	100	102	117
Term Loan D (€123 million at March 31, 2013)	158	163	188
Senior Notes:
3.00%, Exchangeable, due 2015	647	642	628
7.375%, due 2016	591	591	588
6.875%, due 2017 (€300 million)		396	401
6.75%, due 2020 (€500 million)	641	660	668
4.875%, due 2021 (€330 million)	423
Senior Debentures:
7.80%, due 2018	250	250	250
Other	92	95	139
Total long-term debt	3,606	3,477	3,811
Less amounts due within one year	56	23	87
Long-term debt	$3,550	$3,454	$3,724

On May 19, 2011, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  At March 31, 2013, the Agreement included a $900 million revolving credit facility, a 51 million Australian dollar term loan, a $525 million term loan, a 102 million Canadian dollar term loan, and a €123 million term loan, each of which has a final maturity date of May 19, 2016.  At March 31, 2013, the Company’s subsidiary borrowers had unused credit of $717 million available under the Agreement.

The weighted average interest rate on borrowings outstanding under the Agreement at March 31, 2013 was 2.20%.

During March 2013, a subsidiary of the Company issued senior notes with a face value of €330 million due March 31, 2021. The notes bear interest at 4.875% and are guaranteed by substantially all of the Company’s domestic subsidiaries. The net proceeds, after deducting debt issuance costs, totaled approximately $418 million.

During March 2013, a subsidiary of the Company discharged, in accordance with the indenture, all €300 million of the 6.875% senior notes due 2017. The Company recorded $11 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees.

The Company has a €240 million European accounts receivable securitization program, which extends through September 2016, subject to annual renewal of backup credit lines.  Information related to the Company’s accounts receivable securitization program is as follows:

	March 31,	December 31,	March 31,
	2013	2012	2012

Balance (included in short-term loans)	$241	$264	$276

Weighted average interest rate	1.38%	1.33%	1.42%

The carrying amounts reported for the accounts receivable securitization program, and certain long-term debt obligations subject to frequently redetermined interest rates, approximate fair value.  Fair values for the Company’s significant fixed rate debt obligations are based on published market quotations, and are classified as Level 1 in the fair value hierarchy.

Fair values at March 31, 2013 of the Company’s significant fixed rate debt obligations are as follows:

		Indicated
	Principal	Market	Fair
	Amount	Price	Value
Senior Notes:
3.00%, Exchangeable, due 2015	$690	100.98	$697
7.375%, due 2016	600	114.80	689
6.75%, due 2020 (€500 million)	641	112.55	721
4.875%, due 2021 (€330 million)	423	101.14	428
Senior Debentures:
7.80%, due 2018	250	117.00	293

8.  Contingencies

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

As of March 31, 2013, the Company has determined that it is a named defendant in asbestos lawsuits and claims involving approximately 2,600 plaintiffs and claimants.  Based on an analysis of the lawsuits pending as of December 31, 2012, approximately 66% of plaintiffs either do not specify the monetary damages sought, or in the case of court filings, claim an amount sufficient to invoke the jurisdictional minimum of the trial court.  Approximately 30% of plaintiffs specifically plead damages of $15 million or less, and 4% of plaintiffs specifically plead damages greater than $15 million but less than $100 million.  Fewer than 1% of plaintiffs specifically plead damages equal to or greater than $100 million.

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

Since receiving its first asbestos claim, the Company as of March 31, 2013, has disposed of the asbestos claims of approximately 391,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $8,400.  Certain of these dispositions have included deferred amounts payable over a number of years.  Deferred amounts payable totaled approximately $25 million at March 31, 2013 ($24 million at December 31, 2012) and are included in the foregoing average indemnity payment per claim.  The Company’s asbestos indemnity payments have varied on a per claim basis, and are expected to continue to vary considerably over time.  As discussed above, a part of the Company’s objective is to achieve, where possible, resolution of asbestos claims pursuant to claims-handling agreements.  Failure of claimants to meet certain medical and product exposure criteria in the Company’s administrative claims handling agreements has generally reduced the number of marginal or suspect claims that would otherwise have been received.  In addition, certain courts and legislatures have reduced or eliminated the number of marginal or suspect claims that the Company otherwise would have received.  These developments generally have had the effect of increasing the Company’s per-claim average indemnity payment.

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

The Company’s reported results of operations for 2012 were materially affected by the $155 million fourth quarter charge for asbestos-related costs and asbestos-related payments continue to be substantial.  Any future additional charge would likewise materially affect the Company’s results of operations for the period in which it is recorded. Also, the continued use of significant amounts of cash for asbestos-related costs has affected and may continue to affect the Company’s cost of borrowing and its ability to pursue global or domestic acquisitions. However, the Company believes that its operating cash flows and other sources of liquidity will be sufficient to pay its obligations for asbestos-related costs and to fund its working capital and capital expenditure requirements on a short-term and long-term basis.

The Company is conducting an internal investigation into conduct in certain of its overseas operations that may have violated the anti-bribery provisions of the United States Foreign Corrupt Practices Act (the “FCPA”), the FCPA’s books and records and internal controls provisions, the Company’s own internal policies, and various local laws.  In October 2012, the Company voluntarily disclosed these matters to the U.S. Department of Justice (the “DOJ”) and the Securities and Exchange Commission (the “SEC”).  The Company intends to cooperate with any investigation by the DOJ and the SEC.

The Company is presently unable to predict the duration, scope or result of its internal investigation, or any investigations by the DOJ or the SEC or whether either agency will commence any legal action.  The DOJ and the SEC have a broad range of civil and criminal sanctions under the FCPA and other laws and regulations including, but not limited to, injunctive relief, disgorgement, fines, penalties, and modifications to business practices.  The Company could also be subject to investigation and sanctions outside the United States.  While the Company is currently unable to quantify the impact of any potential sanctions or remedial measures, it does not expect such actions will have a material adverse effect on the Company’s liquidity, results of operations or financial condition.

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

9.  Share Owners’ Equity

The activity in share owners’ equity for the three months ended March 31, 2013 and 2012 is as follows:

	Share Owners’ Equity of the Company
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Loss	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Share Owners’ Equity

Balance on January 1, 2013	$2	$3,005	$(425)	$(195)	$(1,506)	$174	$1,055
Issuance of common stock (0.3 million shares)		4					4
Reissuance of common stock (0.04 million shares)			1				1
Stock compensation		4					4
Comprehensive income:
Net earnings				69		5	74
Foreign currency translation adjustments					(28)	(4)	(32)
Pension and other postretirement benefit adjustments, net of tax					45		45
Change in fair value of derivative instruments					4		4
Balance on March 31, 2013	$2	$3,013	$(424)	$(126)	$(1,485)	$175	$1,155

	Share Owners’ Equity of the Company
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Loss	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Share Owners’ Equity

Balance on January 1, 2012	$2	$2,991	$(405)	$(379)	$(1,321)	$153	$1,041
Issuance of common stock (0.1 million shares)		1					1
Reissuance of common stock (0.07 million shares)			1				1
Stock compensation		4					4
Comprehensive income:
Net earnings				121		4	125
Foreign currency translation adjustments					92	7	99
Pension and other postretirement benefit adjustments, net of tax					24		24
Balance on March 31, 2012	$2	$2,996	$(404)	$(258)	$(1,205)	$164	$1,295

10. Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three months ended March 31, 2013 is as follows:

	Net Effect of Exchange Rate Fluctuations	Change in Certain Derivative Instruments	Employee Benefit Plans	Total Accumulated Other Comprehensive Loss

Balance on January 1, 2013	$455	$(14)	$(1,947)	$(1,506)

Change before reclassifications	(28)	3		(25)
Amounts reclassified from accumulated other comprehensive income		1 (a)	37 (b)	38
Translation effect			10	10
Tax effect			(2)	(2)

Other comprehensive income attributable to the Company	(28)	4	45	21

Balance on March 31, 2013	$427	$(10)	$(1,902)	$(1,485)

(a)         Amount is included in Manufacturing, shipping and delivery on the Condensed Consolidated Results of Operations (see Note 3 for additional information).

(b)         Amount is included in the computation of net periodic pension cost and net postretirement benefit cost (see Note 5 for additional information).

11. Other Expense

During the three months ended March 31, 2013, the Company recorded charges of $10 million for restructuring, asset impairment and related charges primarily related to the Company’s European Asset Optimization program.  See Note 4 for additional information.

12. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2013	2012
Numerator:
Net earnings attributable to the Company	$69	$121

Denominator (in thousands):
Denominator for basic earnings per share - weighted average shares outstanding	164,069	164,241

Effect of dilutive securities:
Stock options and other	1,432	1,965

Denominator for diluted earnings per share - adjusted weighted average shares outstanding	165,501	166,206

Basic earnings per share:
Earnings from continuing operations	$0.48	$0.74
Loss from discontinued operations	(0.06)	(0.01)
Net earnings	$0.42	$0.73

Diluted earnings per share:
Earnings from continuing operations	$0.48	$0.73
Loss from discontinued operations	(0.06)	(0.01)
Net earnings	$0.42	$0.72

Options to purchase 1,640,504 and 956,580 weighted average shares of common stock which were outstanding during the three months ended March 31, 2013 and 2012, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

The 2015 Exchangeable Notes have a dilutive effect only in those periods in which the Company’s average stock price exceeds the exchange price of $47.47 per share.  For the three months ended March 31, 2013 and 2012, the Company’s average stock price did not exceed the exchange price.  Therefore, the potentially issuable shares resulting from the settlement of the 2015 Exchangeable Notes were not included in the calculation of diluted earnings per share.

13.  Supplemental Cash Flow Information

	Three months ended March 31,
	2013	2012

Interest paid in cash	$81	$69

Income taxes paid in cash:
Non-U.S.	33	31

Cash interest for 2013 includes note repurchase premiums of $9 million related to the discharge of the Company’s 6.875% senior notes due 2017.

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

The loss from discontinued operations of $10 million for the three months ended March 31, 2013 included $8 million of special termination benefits related to a previously disposed business and $2 million for ongoing costs related to the Venezuela expropriation.

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

	March 31, 2013
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Balance Sheet
Current assets:
Accounts receivable	$—	$—	$1,047	$—	$1,047
Inventories			1,178		1,178
Other current assets			458		458

Total current assets	—	—	2,683	—	2,683
Investments in and advances to subsidiaries	1,674	1,424		(3,098)	—

Goodwill			2,048		2,048
Other non-current assets			1,106		1,106

Total other assets	1,674	1,424	3,154	(3,098)	3,154

Property, plant and equipment, net			2,680		2,680

Total assets	$1,674	$1,424	$8,517	$(3,098)	$8,517

Current liabilities :
Accounts payable and accrued liabilities	$—	$—	$1,427	$—	$1,427
Current portion of asbestos liability	155				155
Short-term loans and long-term debt due within one year			347		347

Total current liabilities	155	—	1,774	—	1,929

Long-term debt	250		3,550	(250)	3,550
Asbestos-related liabilities	289				289
Other non-current liabilities			1,594		1,594
Total share owners’ equity of the Company	980	1,424	1,424	(2,848)	980
Noncontrolling interests			175		175

Total liabilities and share owners’ equity	$1,674	$1,424	$8,517	$(3,098)	$8,517

	December 31, 2012
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Balance Sheet
Current assets:
Accounts receivable	$—	$—	$968	$—	$968
Inventories			1,139		1,139
Other current assets			541		541

Total current assets	—	—	2,648	—	2,648
Investments in and advances to subsidiaries	1,592	1,342		(2,934)	—

Goodwill			2,079		2,079
Other non-current assets			1,102		1,102

Total other assets	1,592	1,342	3,181	(2,934)	3,181

Property, plant and equipment, net			2,769		2,769

Total assets	$1,592	$1,342	$8,598	$(2,934)	$8,598

Current liabilities :
Accounts payable and accrued liabilities	$—	$—	$1,688	$—	$1,688
Current portion of asbestos liability	155				155
Short-term loans and long-term debt due within one year			319		319

Total current liabilities	155	—	2,007	—	2,162

Long-term debt	250		3,454	(250)	3,454
Asbestos-related liabilities	306				306
Other non-current liabilities			1,621		1,621
Total share owners’ equity of the Company	881	1,342	1,342	(2,684)	881
Noncontrolling interests			174		174

Total liabilities and share owners’ equity	$1,592	$1,342	$8,598	$(2,934)	$8,598

	March 31, 2012
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Balance Sheet
Current assets:
Accounts receivable	$—	$—	$1,199	$—	$1,199
Inventories			1,237		1,237
Other current assets			429		429

Total current assets	—	—	2,865	—	2,865
Investments in and advances to subsidiaries	1,822	1,572		(3,394)	—
Goodwill			2,127		2,127
Other non-current assets			1,285		1,285
Total other assets	1,822	1,572	3,412	(3,394)	3,412
Property, plant and equipment, net			2,884		2,884

Total assets	$1,822	$1,572	$9,161	$(3,394)	$9,161
Current liabilities :
Accounts payable and accrued liabilities	$—	$—	$1,545	$—	$1,545
Current portion of asbestos liability	165				165
Short-term loans and long-term debt due within one year			406		406

Total current liabilities	165	—	1,951	—	2,116

Long-term debt	250		3,724	(250)	3,724
Asbestos-related liabilities	276				276
Other non-current liabilities			1,750		1,750
Total share owners’ equity of the Company	1,131	1,572	1,572	(3,144)	1,131
Noncontrolling interests			164		164

Total liabilities and share owners’ equity	$1,822	$1,572	$9,161	$(3,394)	$9,161

	Three months ended March 31, 2013
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Results of Operations
Net sales	$—	$—	$1,641	$—	$1,641
Manufacturing, shipping and delivery			(1,322)		(1,322)

Gross profit	—	—	319	—	319

Research, engineering, selling, administrative, and other			(158)		(158)
Net intercompany interest	5		(5)		—
Interest expense	(5)		(66)		(71)
Interest income			3		3
Equity earnings from subsidiaries	69	69		(138)	—
Other equity earnings			17		17
Other income			7		7

Earnings before income taxes	69	69	117	(138)	117
Provision for income taxes			(33)		(33)

Earnings from continuing operations	69	69	84	(138)	84
Loss from discontinued operations			(10)		(10)

Net earnings	69	69	74	(138)	74
Net earnings attributable to noncontrolling interests			(5)		(5)

Net earnings attributable to the Company	$69	$69	$69	$(138)	$69

	Three months ended March 31, 2013
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Comprehensive Income

Net earnings	$69	$69	$74	$(138)	$74
Other comprehensive income	21	21	(12)	(13)	17
Total comprehensive income	90	90	62	(151)	91

Comprehensive income attributable to noncontrolling interests			(1)		(1)

Comprehensive income attributable to the Company	$90	$90	$61	$(151)	$90

	Three months ended March 31, 2012
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Results of Operations

Net sales	$—	$—	$1,739	$—	$1,739
Manufacturing, shipping and delivery			(1,361)		(1,361)

Gross profit	—	—	378	—	378

Research, engineering, selling, administrative, and other			(166)		(166)
Net intercompany interest	5		(5)		—
Interest expense	(5)		(59)		(64)
Interest income			3		3
Equity earnings from subsidiaries	121	121		(242)	—
Other equity earnings			13		13
Other income			6		6

Earnings from continuing operations before income taxes	121	121	170	(242)	170
Provision for income taxes			(44)		(44)

Earnings from continuing operations	121	121	126	(242)	126
Loss from discontinued operations			(1)		(1)

Net earnings	121	121	125	(242)	125
Net earnings attributable to noncontrolling interests			(4)		(4)

Net earnings attributable to the Company	$121	$121	$121	$(242)	$121

	Three months ended March 31, 2012
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Comprehensive Income

Net earnings	$121	$121	$125	$(242)	$125
Other comprehensive income	116	116	99	(208)	123
Total comprehensive income	237	237	224	(450)	248

Comprehensive income attributable to noncontrolling interests			(11)		(11)

Comprehensive income attributable to the Company	$237	$237	$213	$(450)	$237

	Three months ended March 31, 2013
			Non-
		Guarantor	Guarantor
Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash provided by (used in) operating activities	$(17)	$—	$(119)	$—	$(136)
Cash used in investing activities			(94)		(94)
Cash provided by (used in) financing activities	17		142		159

Effect of exchange rate change on cash			(1)		(1)

Net change in cash	—	—	(72)	—	(72)
Cash at beginning of period			431		431

Cash at end of period	$—	$—	$359	$—	$359

	Three months ended March 31, 2012
			Non-
		Guarantor	Guarantor
Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash used in operating activities	$(30)	$—	$(65)	$—	$(95)
Cash used in investing activities			(67)		(67)
Cash provided by financing activities	30		15		45
Effect of exchange rate change on cash			16		16

Net change in cash	—	—	(101)	—	(101)
Cash at beginning of period			400		400

Cash at end of period	$—	$—	$299	$—	$299

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

Financial information for the three-month periods ended March 31, 2013 and 2012 regarding the Company’s reportable segments is as follows (dollars in millions):

	Three months ended March 31,
	2013	2012
Net Sales:
Europe	$650	$705
North America	469	482
South America	269	277
Asia Pacific	247	257

Reportable segment totals	1,635	1,721
Other	6	18
Net Sales	$1,641	$1,739

	Three months ended March 31,
	2013	2012
Segment operating profit:
Europe	$59	$108
North America	74	78
South America	53	38
Asia Pacific	40	36
Reportable segment totals	226	260

Items excluded from segment operating profit:
Retained corporate costs and other	(31)	(29)
Restructuring, asset impairment and related charges	(10)
Interest income	3	3
Interest expense	(71)	(64)
Earnings from continuing operations before income taxes	117	170
Provision for income taxes	(33)	(44)
Earnings from continuing operations	84	126
Loss from discontinued operations	(10)	(1)
Net earnings	74	125
Net earnings attributable to noncontrolling interests	(5)	(4)
Net earnings attributable to the Company	$69	$121

Amounts attributable to the Company:
Earnings from continuing operations	$79	$122
Loss from discontinued operations	(10)	(1)
Net earnings	$69	$121

Note:  All amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Quarters ended March 31, 2013 and 2012

First Quarter 2013 Highlights

•                  Net sales lower due to 5% decline in glass container shipments.

•                  Segment operating profit lower due to decline in glass container production and shipments, partially offset by global cost control initiatives.

•                  Issued €330 million 4.875% senior notes due 2021 and discharged €300 million 6.875% senior notes due 2017.

Net sales were $98 million lower than the prior year due to a 5% decline in glass container shipments, primarily in the Company’s European segment. Higher selling prices were offset by the unfavorable effect of changes in foreign currency exchange rates.

Segment operating profit for reportable segments was $34 million lower than the prior year.  The decrease was mainly attributable to lower production volume, which resulted in higher manufacturing costs, and lower sales volume, partially offset by global cost control initiatives.

Interest expense for the first quarter of 2013 increased $7 million over the first quarter of 2012.  The increase was due to note repurchase premiums and the write-off of finance fees related to debt that was repaid during the first quarter of 2013 prior to its maturity.

Net earnings from continuing operations attributable to the Company for the first quarter of 2013 was $79 million, or $0.48 per share (diluted), compared with $122 million, or $0.73 per share (diluted), for the first quarter of 2012.  Earnings in the first quarter of 2013 included items that management considered not representative of ongoing operations.  These items decreased net earnings attributable to the Company in 2013 by $20 million, or $0.12 per share.  There were no items that management considered not representative of ongoing operations in the first quarter of 2012.

Results of Operations — First Quarter of 2013 compared with First Quarter of 2012

Net Sales

The Company’s net sales in the first quarter of 2013 were $1,641 million compared with $1,739 million for the first quarter of 2012, a decrease of $98 million, or 6%. Glass container shipments, in tonnes, were down 5% in the first quarter of 2013 compared to the first quarter of 2012, driven by lower sales in Europe, North America and Asia Pacific, partially offset by higher sales in South America. The benefit of higher selling prices to recover cost inflation was offset by unfavorable foreign currency exchange rate changes, primarily due to a weaker Brazilian real and Euro in relation to the U.S. dollar.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales - 2012		$1,721
Price	$37
Sales volume	(86)
Effects of changing foreign currency rates	(37)

Total effect on net sales		(86)
Net sales - 2013		$1,635

Europe:  Net sales in Europe in the first quarter of 2013 were $650 million compared with $705 million for the first quarter of 2012, a decrease of $55 million, or 8%.  Glass container shipments in the first quarter of 2013 were down 8% compared to the first quarter of 2012, particularly in the beer category.  The lower sales volume, which reduced net sales by $57 million, was mainly due to the macroeconomic conditions in Europe and the share shift experienced during 2012 in response to the Company’s pricing strategy.  Higher selling prices benefited net sales in the first quarter of 2013 by $12 million as the Company raised prices to recover cost inflation.  The favorable impact of higher selling prices was mostly offset by $10 million of unfavorable foreign currency exchange rate changes, as the Euro weakened in relation to the U.S. dollar.

North America:  Net sales in North America in the first quarter of 2013 were $469 million compared with $482 million for the first quarter of 2012, a decrease of $13 million, or 3%.  The decrease in net sales was due to lower sales volume, which resulted in a $19 million reduction in the first quarter of 2013.  Glass container shipments were down 4% in the quarter compared to the prior year, driven by lower beer bottle sales from the unfavorable weather conditions in the region compared to the first quarter of 2012.  Partially offsetting the decline in sales volume were higher selling prices as the Company increased prices to recover cost inflation.

South America:  Net sales in South America in the first quarter of 2013 were $269 million compared with $277 million for the first quarter of 2012, a decrease of $8 million, or 3%.  The unfavorable effects of foreign currency exchange rate changes decreased net sales $21 million in the first quarter of 2013 compared to 2012, principally due to a 14% decline in the Brazilian real in relation to the U.S. dollar.  Higher sales volume and improved pricing in the current quarter benefited net sales by $13 million as glass container shipments were up 4%, with gains achieved in nearly all countries, and the Company increased selling prices to recover cost inflation.

Asia Pacific:  Net sales in Asia Pacific in the first quarter of 2013 were $247 million compared with $257 million for the first quarter of 2012, a decrease of $10 million, or 4%.  Glass container shipments were down 5% compared to the prior year, largely due to the closure of a plant in the region at the end of 2012, resulting in a $12 million decline in net sales.  The unfavorable effects of foreign currency exchange rate changes during the first quarter of 2013, primarily due to the weakening of the Australian dollar in relation to the U.S. dollar, were more than offset by improved pricing.

Segment Operating Profit

Operating profit of the reportable segments includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided.  Unallocated corporate expenses and certain other expenses not directly related to the reportable segments’ operations are included in Retained corporate costs and other.  For further information, see Segment Information included in Note 1 to the Condensed Consolidated Financial Statements.

Segment operating profit of reportable segments in the first quarter of 2013 was $226 million compared to $260 million for the first quarter of 2012, a decrease of $34 million, or 13%.  The decrease in segment operating profit was primarily due to higher manufacturing and delivery costs and lower sales volume, partially offset by lower operating expenses.  Manufacturing and delivery costs were higher in the current quarter as the Company lowered production volumes in Europe in order to reduce earnings volatility by better phasing production over the course of the year.  This action, along with an increase in the number of furnace rebuilds in North America, resulted in lower fixed cost absorption in the first quarter of 2013.  Operating expenses were lower in the current year due to global cost control initiatives.  Higher selling prices in the first quarter of 2013 were almost completely offset by cost inflation.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Segment operating profit - 2012		$260
Price	$37
Cost inflation	(34)
Price / inflation spread	3
Sales volume	(19)
Manufacturing and delivery	(29)
Operating expenses and other	12
Effects of changing foreign currency rates	(1)

Total net effect on segment operating profit		(34)
Segment operating profit - 2013		$226

Europe:  Segment operating profit in Europe in the first quarter of 2013 was $59 million compared with $108 million in the first quarter of 2012, a decrease of $49 million, or 45%.  The decline in sales volume discussed above decreased segment operating profit by $15 million and higher manufacturing and delivery costs decreased earnings by $43 million.  The Company deliberately lowered production in this region during the first quarter of 2013 to reduce earnings volatility by better phasing production over the course of the year.  The lower production in the current quarter resulted in lower fixed cost absorption compared to the prior year.  The benefit of higher selling prices in the quarter was completely offset by cost inflation.  Lower operating expenses, driven by cost control initiatives, had a $6 million positive impact on segment operating profit during the first quarter of 2013.

North America:  Segment operating profit in North America in the first quarter of 2013 was $74 million compared with $78 million in the first quarter of 2012, a decrease of $4 million, or 5%.  The decline in sales volume discussed above decreased segment operating profit by $5 million.  The benefit of higher selling prices in the quarter was completely offset by cost inflation.  Lower production in the current year due to a higher number of furnace rebuilds resulted in lower fixed cost absorption, but this impact was entirely offset  by the benefits of cost control initiatives.

South America:  Segment operating profit in South America in the first quarter of 2013 was $53 million compared with $38 million in the first quarter of 2012, an increase of $15 million, or 39%.  Manufacturing and delivery costs were $14 million lower in the first quarter of 2013 compared to the prior year, primarily due to the benefits of the new furnace in Brazil that started production at the end of 2012.  Higher sales volume increased segment operating profit in the first quarter of 2013, while the benefit of higher selling prices in the quarter was offset by cost inflation.

Asia Pacific:  Segment operating profit in Asia Pacific in the first quarter of 2013 was $40 million compared with $36 million in the first quarter of 2012, an increase of $4 million, or 11%.  The increase in operating profit was primarily due to the benefits realized from the permanent footprint adjustments made in Australia over the past year and other cost control initiatives.  The benefit of higher selling prices in the quarter was mostly offset by cost inflation.

Interest Expense

Interest expense for the first quarter of 2013 was $71 million compared with $64 million for the first quarter of 2012.  Interest expense for 2013 included $11 million for note repurchase premiums and the write-off of finance fees related to the discharge of the €300 million senior notes due 2017.  Exclusive of these items, interest expense decreased $4 million in the current year.  The decrease was principally due to lower interest rates and the prepayment in 2012 of term loans under the bank credit agreement.

Provision for Income Taxes

The Company’s effective tax rate from continuing operations for the three months ended March 31, 2013 was 28.2% compared with 25.9% for the three months ended March 31, 2012.  Excluding the amounts related to items that management considers not representative of ongoing operations, the Company expects that the full year effective tax rate for 2013 will be higher than the 22.1% rate recorded in 2012.  The increase in the expected effective tax rate for the full year 2013 is due to the Company’s current expected change in mix of earnings by jurisdiction.

Earnings from Continuing Operations Attributable to the Company

For the first quarter of 2013, the Company recorded earnings from continuing operations attributable to the Company of $79 million, or $0.48 per share (diluted), compared to $122 million, or $0.73 per share (diluted), in the first quarter of 2012.  Earnings in the first quarter of 2013 included items that management considered not representative of ongoing operations.  These items decreased earnings from continuing operations attributable to the Company in 2013 by $20 million, or $0.12 per share. There were no items that management considered not representative of ongoing operations in the first quarter of 2012.

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for the first quarter of 2013 was $31 million compared with $29 million for the first quarter of 2012.  Retained corporate costs and other for the three months ended March 31, 2013 reflect lower global equipment sales and higher pension expense, partially offset by cost control initiatives.

Restructuring

During the three months ended March 31, 2013, the Company recorded restructuring, asset impairment and related charges of $10 million, primarily related to the European Asset Optimization program.  See Note 4 to the Condensed Consolidated Financial Statements for additional information.

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

The loss from discontinued operations of $10 million for the three months ended March 31, 2013 included $8 million of special termination benefits related to a previously disposed business and $2 million for ongoing costs related to the Venezuela expropriation.

Capital Resources and Liquidity

As of March 31, 2013, the Company had cash and total debt of $359 million and $3.9 billion, respectively, compared to $299 million and $4.1 billion, respectively, as of March 31, 2012.  A significant portion of the cash was held in mature, liquid markets where the Company has operations, such as the U.S., Europe and Australia, and is readily available to fund global liquidity requirements. The amount of cash held in non-U.S. locations as of March 31, 2013 was $343 million.

Current and Long-Term Debt

On May 19, 2011, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  At March 31, 2013, the Agreement included a $900 million revolving credit facility, a 51 million Australian dollar term loan, a $525 million term loan, a 102 million Canadian dollar term loan, and a €123 million term loan, each of which has a final maturity date of May 19, 2016.  At March 31, 2013, the Company’s subsidiary borrowers had unused credit of $717 million available under the Agreement.

The weighted average interest rate on borrowings outstanding under the Agreement at March 31, 2013 was 2.20%.

During March 2013, a subsidiary of the Company issued senior notes with a face value of €330 million due March 31, 2021. The notes bear interest at 4.875% and are guaranteed by substantially all of the Company’s domestic subsidiaries. The net proceeds, after deducting debt issuance costs, totaled approximately $418 million.

During March 2013, a subsidiary of the Company discharged, in accordance with the indenture, all €300 million of the 6.875% senior notes due 2017.

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

The Company has a €240 million European accounts receivable securitization program, which extends through September 2016, subject to annual renewal of backup credit lines. Information related to the Company’s accounts receivable securitization program is as follows:

	March 31,	December 31,	March 31,
	2013	2012	2012

Balance (included in short-term loans)	$241	$264	$276

Weighted average interest rate	1.38%	1.33%	1.42%

Cash Flows

Free cash flow was $(228) million for the first three months of 2013 compared to $(167) million for the first three months of 2012. The Company defines free cash flow as cash provided by continuing operating activities less additions to property, plant and equipment from continuing operations. Free cash flow does not conform to U.S. GAAP and should not be construed as an alternative to the cash flow measures reported in accordance with U.S. GAAP. The Company uses free cash flow for internal reporting, forecasting and budgeting and believes this information allows the board of directors, management, investors and analysts to better understand the Company’s financial performance. Free cash flow for the three months ended March 31, 2013 and 2012 is calculated as follows:

	2013	2012

Cash utilized in continuing operating activities	$(134)	$(94)
Additions to property, plant and equipment	(94)	(73)

Free cash flow	$(228)	$(167)

Operating activities:  Cash utilized in continuing operating activities was $134 million for the three months ended March 31, 2013, compared with $94 million for the three months ended March 31, 2012.  The increase in cash utilized in continuing operating activities was primarily due to an increase in working capital of $301 million in 2013 compared to $275 million in 2012.  The larger increase in working capital during 2013 was mainly due to an increase in accounts receivable in the first quarter of 2013, partially offset by a smaller increase in inventories compared to the prior year.  The increase in accounts receivable was partially due to delayed payments from customers caused by the current quarter ending on a holiday weekend.  The smaller increase in inventories was driven by the Company’s decision to lower production volumes in the first quarter of 2013 in order to smooth out production over the course of the year.  The increase in cash utilized in continuing operating activities was also due to lower earnings and an increase in cash paid for restructuring activities of $4 million, partially offset by a decrease in pension plan contributions of $10 million and a decrease in asbestos-related payments of $13 million.

Investing activities:  Cash utilized in investing activities was $94 million for the three months ended March 31, 2013 compared to $67 million for the three months ended March 31, 2012.

Capital spending for property, plant and equipment was $94 million during the current year and $73 million during the prior year.  The increase in capital spending in 2013 was primarily due to the large amount of capital projects completed during the fourth quarter of 2012 that were paid for during the first quarter of 2013.  Cash utilized in investing activities in 2012 included $5 million for the final payment related to an acquisition in China in 2010.  During the first quarter of 2012, the Company also received $11 million from the Chinese government as partial compensation for the land in China that the Company was required to return to the government.

Financing activities:  Cash provided by financing activities was $159 million for the three months ended March 31, 2013 compared to $45 million for the three months ended March 31, 2012.  Financing activities in 2013 included additions to long-term debt of $639 million, primarily related to the issuance of the €330 million senior notes due 2021, partially offset by repayments of long-term debt of $483 million, primarily related to the discharge of the €300 million senior notes due 2017.  Financing activities in 2012 included additions to long-term debt of $119 million, partially offset by repayments of long-term debt of $62 million and short-term loans of $20 million.

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

There have been no other material changes in critical accounting estimates at March 31, 2013 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Forward Looking Statements

This document contains “forward looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Forward looking statements reflect the Company’s current expectations and projections about future events at the time, and thus involve uncertainty and risk. The words “believe,” “expect,” “anticipate,” “will,” “could,” “would,” “should,” “may,” “plan,” “estimate,” “intend,” “predict,” “potential,” “continue,” and the negatives of these words and other similar expressions generally identify forward looking statements. It is possible the Company’s future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) foreign currency fluctuations relative to the U.S. dollar, specifically the Euro, Brazilian real and Australian dollar, (2) changes in capital availability or cost, including interest rate fluctuations and the ability of the Company to refinance debt at favorable terms, (3) the general political, economic and competitive conditions in markets and countries where the Company has operations, including uncertainties related to the economic conditions in Europe and Australia, disruptions in capital markets, disruptions in the supply chain, competitive pricing pressures, inflation or deflation, and changes in tax rates and laws, (4) consumer preferences for alternative forms of packaging, (5) cost and availability of raw materials, labor, energy and transportation, (6) the Company’s ability to manage its cost structure, including its success in implementing restructuring plans and achieving cost savings, (7) consolidation among competitors and customers, (8) the ability of the Company to acquire businesses and expand plants, integrate operations of acquired businesses and achieve expected synergies, (9) unanticipated expenditures with respect to environmental, safety and health laws, (10) the Company’s ability to further develop its sales, marketing and product development capabilities, and (11) the timing and occurrence of events which are beyond the control of the Company, including any expropriation of the Company’s operations, floods and other natural disasters, events related to asbestos-related claims, and the other risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and any subsequently filed Quarterly Report on Form 10-Q. It is not possible to foresee or identify all such factors. Any forward looking statements in this document are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. Forward looking statements are not a guarantee of future performance and actual results or developments may differ materially from expectations. While the Company continually reviews trends and uncertainties affecting the Company’s results of operations and financial condition, the Company does not assume any obligation to update or supplement any particular forward looking statements contained in this document.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

There have been no material changes in market risk at March 31, 2013 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2013.

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

Item 1A.  Risk Factors.

There have been no material changes in risk factors at March 31, 2013 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Exhibit 101

Financial statements from the quarterly report on Form 10-Q of Owens-Illinois, Inc. for the quarter ended March 31, 2013, formatted in XBRL: (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

OWENS-ILLINOIS, INC.

Date	April 24, 2013	By	/s/ Stephen P. Bramlage, Jr.
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

101

Financial statements from the quarterly report on Form 10-Q of Owens-Illinois, Inc. for the quarter ended March 31, 2013, formatted in XBRL: (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

*                 This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.