Form 10-Q
period 2013-06-30
OWENS ILLINOIS INC /DE/
filed 2013-07-25
CIK 812074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

The number of shares of common stock, par value $.01, of Owens-Illinois, Inc. outstanding as of June 30, 2013 was 164,358,692.

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

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

 (Dollars in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net sales	$1,781	$1,766	$3,422	$3,505
Manufacturing, shipping and delivery expense	(1,412)	(1,390)	(2,734)	(2,751)
Gross profit	369	376	688	754

Selling and administrative expense	(129)	(139)	(258)	(279)
Research, development and engineering expense	(15)	(17)	(30)	(32)
Interest expense	(57)	(62)	(128)	(126)
Interest income	1	2	4	5
Equity earnings	16	18	33	31
Royalties and net technical assistance	4	5	8	9
Other income	3	4	6	6
Other expense	(15)	(8)	(29)	(19)

Earnings from continuing operations before income taxes	177	179	294	349
Provision for income taxes	(37)	(41)	(70)	(85)

Earnings from continuing operations	140	138	224	264
Loss from discontinued operations	(3)	(1)	(13)	(2)

Net earnings	137	137	211	262
Net earnings attributable to noncontrolling interests	(5)	(4)	(10)	(8)
Net earnings attributable to the Company	$132	$133	$201	$254

Amounts attributable to the Company:
Earnings from continuing operations	$135	$134	$214	$256
Loss from discontinued operations	(3)	(1)	(13)	(2)
Net earnings	$132	$133	$201	$254

Basic earnings per share:
Earnings from continuing operations	$0.82	$0.82	$1.30	$1.56
Loss from discontinued operations	(0.02)	(0.01)	(0.08)	(0.02)
Net earnings	$0.80	$0.81	$1.22	$1.54

Weighted average shares outstanding (thousands)	164,369	164,799	164,220	164,520

Diluted earnings per share:
Earnings from continuing operations	$0.81	$0.81	$1.29	$1.54
Loss from discontinued operations	(0.02)	(0.01)	(0.08)	(0.02)
Net earnings	$0.79	$0.80	$1.21	$1.52

Weighted average diluted shares outstanding (thousands)	165,731	165,930	165,617	166,062

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME

 (Dollars in millions)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net earnings	$137	$137	$211	$262
Other comprehensive income (loss):
Foreign currency translation adjustments	(162)	(207)	(194)	(108)
Pension and other postretirement benefit adjustments, net of tax	90	33	135	57
Change in fair value of derivative instruments	(4)	3		3
Other comprehensive loss	(76)	(171)	(59)	(48)
Total comprehensive income (loss)	61	(34)	152	214
Comprehensive income attributable to noncontrolling interests	(3)	(1)	(4)	(12)
Comprehensive income (loss) attributable to the Company	$58	$(35)	$148	$202

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Dollars in millions, except per share amounts)

	June 30,	December 31,	June 30,
	2013	2012	2012
Assets
Current assets:
Cash and cash equivalents	$249	$431	$336
Receivables, less allowances for losses and discounts ($42 at June 30, 2013, $41 at December 31, 2012, and $40 at June 30, 2012)	1,159	968	1,173
Inventories	1,175	1,139	1,223
Prepaid expenses	110	110	115

Total current assets	2,693	2,648	2,847

Investments and other assets:
Equity investments	290	294	292
Repair parts inventories	129	133	149
Pension assets			115
Other assets	667	675	687
Goodwill	2,031	2,079	2,023

Total other assets	3,117	3,181	3,266

Property, plant and equipment, at cost	6,420	6,667	6,777
Less accumulated depreciation	3,820	3,898	4,056

Net property, plant and equipment	2,600	2,769	2,721

Total assets	$8,410	$8,598	$8,834

CONDENSED CONSOLIDATED BALANCE SHEETS — Continued

	June 30,	December 31,	June 30,
	2013	2012	2012
Liabilities and Share Owners’ Equity
Current liabilities:
Short-term loans and long-term debt due within one year	$437	$319	$452
Current portion of asbestos-related liabilities	155	155	165
Accounts payable	982	1,032	909
Other liabilities	545	656	588

Total current liabilities	2,119	2,162	2,114

Long-term debt	3,336	3,454	3,567
Deferred taxes	190	182	204
Pension benefits	805	846	817
Nonpension postretirement benefits	199	264	266
Other liabilities	310	329	374
Asbestos-related liabilities	257	306	248
Commitments and contingencies
Share owners’ equity:
Share owners’ equity of the Company:
Common stock, par value $.01 per share, 250,000,000 shares authorized, 182,510,982, 181,865,751, and 181,726,093 shares issued (including treasury shares), respectively	2	2	2
Capital in excess of par value	3,018	3,005	3,000
Treasury stock, at cost, 18,152,290, 17,901,925, and 16,656,654 shares, respectively	(433)	(425)	(402)
Retained earnings (loss)	6	(195)	(125)
Accumulated other comprehensive loss	(1,559)	(1,506)	(1,373)
Total share owners’ equity of the Company	1,034	881	1,102
Noncontrolling interests	160	174	142
Total share owners’ equity	1,194	1,055	1,244
Total liabilities and share owners’ equity	$8,410	$8,598	$8,834

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED CASH FLOWS

 (Dollars in millions)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net earnings	$211	$262
Loss from discontinued operations	13	2
Non-cash charges (credits):
Depreciation	180	191
Amortization of intangibles and other deferred items	19	16
Amortization of finance fees and debt discount	16	16
Pension expense	52	44
Restructuring, asset impairment and related charges	10
Other	34	31
Pension contributions	(17)	(39)
Asbestos-related payments	(49)	(58)
Cash paid for restructuring activities	(47)	(40)
Change in non-current assets and liabilities	(49)	(39)
Change in components of working capital	(351)	(380)
Cash provided by continuing operating activities	22	6
Cash utilized in discontinued operating activities	(5)	(2)
Total cash provided by operating activities	17	4
Cash flows from investing activities:
Additions to property, plant and equipment	(164)	(124)
Acquisitions, net of cash acquired		(5)
Net cash proceeds related to sale of assets and other	6	20
Proceeds from collection of (payments to fund) minority partner loan	(4)	9
Cash utilized in investing activities	(162)	(100)
Cash flows from financing activities:
Additions to long-term debt	674	119
Repayments of long-term debt	(724)	(128)
Increase in short-term loans	59	31
Net receipts (payments) for hedging activity	(6)	27
Payment of finance fees	(7)
Dividends paid to noncontrolling interests	(21)	(23)
Treasury shares purchased	(10)
Issuance of common stock and other	6	1
Cash provided by (utilized in) financing activities	(29)	27
Effect of exchange rate fluctuations on cash	(8)	5
Decrease in cash	(182)	(64)
Cash at beginning of period	431	400
Cash at end of period	$249	$336

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

Financial information for the three and six months ended June 30, 2013 and 2012 regarding the Company’s reportable segments is as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net sales:
Europe	$746	$731	$1,396	$1,436
North America	527	516	996	998
South America	269	282	538	559
Asia Pacific	231	230	478	487
Reportable segment totals	1,773	1,759	3,408	3,480
Other	8	7	14	25
Net sales	$1,781	$1,766	$3,422	$3,505

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Segment operating profit:
Europe	$111	$107	$170	$215
North America	93	96	167	174
South America	37	47	90	85
Asia Pacific	26	16	66	52
Reportable segment totals	267	266	493	526

Items excluded from segment operating profit:
Retained corporate costs and other	(34)	(27)	(65)	(56)
Restructuring, asset impairment and related charges			(10)
Interest income	1	2	4	5
Interest expense	(57)	(62)	(128)	(126)
Earnings from continuing operations before income taxes	$177	$179	$294	$349

Financial information regarding the Company’s total assets is as follows:

	June 30,	December 31,	June 30,
	2013	2012	2012
Total assets:
Europe	$3,452	$3,362	$3,544
North America	2,029	1,994	2,055
South America	1,495	1,655	1,583
Asia Pacific	1,178	1,349	1,318

Reportable segment totals	8,154	8,360	8,500
Other	256	238	334
Consolidated totals	$8,410	$8,598	$8,834

2.  Inventories

Major classes of inventory are as follows:

	June 30,	December 31,	June 30,
	2013	2012	2012
Finished goods	$1,006	$957	$1,054
Raw materials	125	137	124
Operating supplies	44	45	45
	$1,175	$1,139	$1,223

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

Commodity Futures Contracts Designated as Cash Flow Hedges

In North America, the Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows.  The Company continually evaluates the natural gas market and related price risk and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements.  The majority of the sales volume in North America is tied to customer contracts that contain provisions that pass the price of natural gas to the customer.  In certain of these contracts, the customer has the option of fixing the natural gas price component for a specified period of time.  At June 30, 2013 and 2012, the Company had entered into commodity futures contracts covering approximately 7,400,000 MM BTUs and 6,200,000 MM BTUs, respectively, primarily related to customer requests to lock the price of natural gas.

The Company accounts for the above futures contracts as cash flow hedges at June 30, 2013 and recognizes them on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owners’ equity (“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. At June 30, 2013 and 2012, an unrecognized loss of $1 million and $3 million, respectively, related to the commodity futures contracts was included in Accumulated OCI, and will be reclassified into earnings over the next twelve to twenty-four months.  Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.  The ineffectiveness related to these natural gas hedges for the three and six months ended June 30, 2013 and 2012 was not material.

The effect of the commodity futures contracts on the results of operations for the three months ended June 30, 2013 and 2012 is as follows:

		Amount of Gain (Loss)
		Reclassified from
Amount of Gain (Loss)		Accumulated OCI into
Recognized in OCI on		Income (reported in
Commodity Futures Contracts		manufacturing, shipping, and
(Effective Portion)		delivery) (Effective Portion)
2013	2012	2013	2012

$(3)	$1	$1	$(2)

The effect of the commodity futures contracts on the results of operations for the six months ended June 30, 2013 and 2012 is as follows:

		Amount of Loss
		Reclassified from
Amount of Loss		Accumulated OCI into
Recognized in OCI on		Income (reported in
Commodity Futures Contracts		manufacturing, shipping, and
(Effective Portion)		delivery) (Effective Portion)
2013	2012	2013	2012

$—	$(2)	$—	$(5)

Foreign Exchange Contracts not Designated as Hedging Instruments

The Company’s subsidiaries may enter into short-term forward exchange or option agreements to purchase foreign currencies at set rates in the future. These agreements are used to limit exposure to fluctuations in foreign currency exchange rates for significant planned purchases of fixed assets or commodities that are denominated in currencies other than the subsidiaries’ functional currency. Subsidiaries may also use foreign exchange contracts to offset the foreign currency risk for receivables and payables, including intercompany receivables and payables, not denominated in, or indexed to, their functional currencies. The Company records these short-term foreign exchange agreements on the balance sheet at fair value and changes in the fair value are recognized in current earnings.

At June 30, 2013 and 2012, various subsidiaries of the Company had outstanding foreign exchange contracts denominated in various currencies covering the equivalent of approximately $740 million and $590 million, respectively, related primarily to intercompany transactions and loans.

The effect of the foreign exchange contracts on the results of operations for the three months ended June 30, 2013 and 2012 is as follows:

	Amount of Gain (Loss)
Location of Gain (Loss)	Recognized in Income on
Recognized in Income on	Foreign Exchange Contracts
Foreign Exchange Contracts	2013	2012

Other expense	$(9)	$9

The effect of the foreign exchange contracts on the results of operations for the six months ended June 30, 2013 and 2012 is as follows:

	Amount of Gain (Loss)
Location of Gain (Loss)	Recognized in Income on
Recognized in Income on	Foreign Exchange Contracts
Foreign Exchange Contracts	2013	2012

Other expense	$(12)	$10

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

	Balance	Fair Value
	Sheet Location	June 30, 2013	December 31, 2012	June 30, 2012

Asset Derivatives:
Derivatives not designated as hedging instruments:
Foreign exchange contracts	a	$2	$4	$2
Foreign exchange contracts	b			1
Total asset derivatives		$2	$4	$3

Liability Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	c	$1	$1	$3

Derivatives not designated as hedging instruments:
Foreign exchange contracts	c	9	9	5
Total liability derivatives		$10	$10	$8

4.  Restructuring Accruals

Selected information related to the restructuring accruals for the three months ended June 30, 2013 and 2012 is as follows:

	European Asset Optimization	Asia Pacific Restructuring	Other Restructuring Actions	Total Restructuring

Balance at April 1, 2013	$37	$4	$54	$95
Net cash paid, principally severance and related benefits	(7)	(1)	(5)	(13)
Other, including foreign exchange translation	1			1
Balance at June 30, 2013	$31	$3	$49	$83

	European Asset Optimization	Asia Pacific Restructuring	Other Restructuring Actions	Total Restructuring

Balance at April 1, 2012	$3	$6	$67	$76
Charges	1	(1)		—
Write-down of assets to net realizable value			(2)	(2)
Net cash paid, principally severance and related benefits	(2)	(2)	(6)	(10)
Other, including foreign exchange translation			(8)	(8)
Balance at June 30, 2012	$2	$3	$51	$56

Selected information related to the restructuring accruals for the six months ended June 30, 2013 and 2012 is as follows:

	European Asset Optimization	Asia Pacific Restructuring	Other Restructuring Actions	Total Restructuring

Balance at January 1, 2013	$53	$6	$64	$123
Charges	7	2	1	10
Write-down of assets to net realizable value	(2)			(2)
Net cash paid, principally severance and related benefits	(27)	(5)	(15)	(47)
Other, including foreign exchange translation			(1)	(1)
Balance at June 30, 2013	$31	$3	$49	$83

	European Asset Optimization	Asia Pacific Restructuring	Other Restructuring Actions	Total Restructuring

Balance at January 1, 2012	$12	$17	$74	$103
Charges	1	(1)		—
Write-down of assets to net realizable value			(2)	(2)
Net cash paid, principally severance and related benefits	(12)	(13)	(15)	(40)
Other, including foreign exchange translation	1		(6)	(5)
Balance at June 30, 2012	$2	$3	$51	$56

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

European Asset Optimization

During the six months ended June 30, 2013, the Company recorded charges of $7 million related to the European Asset Optimization program. These charges represented additional employee costs that the Company was required to record for the furnace closures announced during the fourth quarter of 2012.

5.  Pensions Benefit Plans and Other Postretirement Benefits

The components of the net periodic pension cost for the three months ended June 30, 2013 and 2012 are as follows:

	U.S.		Non-U.S.
	2013	2012	2013	2012
Service cost	$7	$7	$8	$6
Interest cost	27	29	17	18
Expected asset return	(46)	(46)	(22)	(22)

Amortization:
Actuarial loss	27	24	8	6

Net periodic pension cost	$15	$14	$11	$8

The components of the net periodic pension cost for the six months ended June 30, 2013 and 2012 are as follows:

	U.S.		Non-U.S.
	2013	2012	2013	2012
Service cost	$14	$14	$16	$13
Interest cost	54	57	34	37
Expected asset return	(92)	(92)	(45)	(44)

Amortization:
Actuarial loss	55	48	16	11

Net periodic pension cost	$31	$27	$21	$17

The U.S. pension expense for the six months ended June 30, 2013 excludes $8 million of special termination benefits that were recorded in discontinued operations.

The components of the net postretirement benefit cost for the three months ended June 30, 2013 and 2012 are as follows:

	U.S.		Non-U.S.
	2013	2012	2013	2012
Service cost	$—	$—	$1	$1
Interest cost	1	2	1	1
Curtailment gain	(5)

Amortization:
Prior service credit	(3)	(1)
Actuarial loss		2

Net amortization	(3)	1	—	—

Net postretirement benefit cost	$(7)	$3	$2	$2

The components of the net postretirement benefit cost for the six months ended June 30, 2013 and 2012 are as follows:

	U.S.		Non-U.S.
	2013	2012	2013	2012
Service cost	$—	$1	$1	$1
Interest cost	2	4	2	2
Curtailment gain	(5)

Amortization:
Prior service credit	(4)	(2)
Actuarial loss	2	3

Net amortization	(2)	1	—	—

Net postretirement benefit cost	$(5)	$6	$3	$3

During the second quarter of 2013, the Company recorded a curtailment gain related to modifications made to one of its U.S. postretirement benefit plans that reduced or eliminated certain health care and life insurance benefits. These modifications also resulted in a $55 million reduction in the postretirement benefit obligation that was recognized in accumulated other comprehensive income.

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

7.  Debt

The following table summarizes the long-term debt of the Company:

	June 30,	December 31,	June 30,
	2013	2012	2012
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$—	$—
Term Loans:
Term Loan A (25 million AUD at June 30, 2013)	23	53	173
Term Loan B	525	525	600
Term Loan C (102 million CAD at June 30, 2013)	97	102	113
Term Loan D (€123 million at June 30, 2013)	161	163	177
Senior Notes:
3.00%, Exchangeable, due 2015	607	642	633
7.375%, due 2016	592	591	589
6.875%, due 2017 (€300 million)		396	377
6.75%, due 2020 (€500 million)	653	660	628
4.875%, due 2021 (€330 million)	431
Senior Debentures:
7.80%, due 2018	250	250	250
Other	84	95	128
Total long-term debt	3,423	3,477	3,668
Less amounts due within one year	87	23	101
Long-term debt	$3,336	$3,454	$3,567

On May 19, 2011, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  At June 30, 2013, the Agreement included a $900 million revolving credit facility, a 25 million Australian dollar term loan, a $525 million term loan, a 102 million Canadian dollar term loan, and a €123 million term loan, each of which has a final maturity date of May 19, 2016.  At June 30, 2013, the Company’s subsidiary borrowers had unused credit of $816 million available under the Agreement.

The weighted average interest rate on borrowings outstanding under the Agreement at June 30, 2013 was 2.13%.

During the six months ended June 30, 2013, a subsidiary of the Company repurchased $46 million of the 2015 Exchangeable Notes. The amount by which the cash paid exceeded the fair value of the notes repurchased was recorded as a reduction to share owners’ equity. The Company recorded $3 million of additional interest charges for the loss on debt extinguishment and the related write-off of unamortized finance fees.

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

The Company has a €240 million European accounts receivable securitization program, which extends through September 2016, subject to annual renewal of backup credit lines.  Information related to the Company’s accounts receivable securitization program is as follows:

	June 30,	December 31,	June 30,
	2013	2012	2012

Balance (included in short-term loans)	$290	$264	$302

Weighted average interest rate	1.20%	1.33%	1.42%

The carrying amounts reported for the accounts receivable securitization program, and certain long-term debt obligations subject to frequently redetermined interest rates, approximate fair value.  Fair values for the Company’s significant fixed rate debt obligations are based on published market quotations, and are classified as Level 1 in the fair value hierarchy.

Fair values at June 30, 2013 of the Company’s significant fixed rate debt obligations are as follows:

		Indicated
	Principal	Market	Fair
	Amount	Price	Value
Senior Notes:
3.00%, Exchangeable, due 2015	$644	101.78	$655
7.375%, due 2016	600	112.70	676
6.75%, due 2020 (€500 million)	653	110.91	724
4.875%, due 2021 (€330 million)	431	99.26	428
Senior Debentures:
7.80%, due 2018	250	115.50	289

8.  Contingencies

Asbestos

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

As of June 30, 2013, the Company has determined that it is a named defendant in asbestos lawsuits and claims involving approximately 2,600 plaintiffs and claimants.  Based on an analysis of the lawsuits pending as of December 31, 2012, approximately 66% of plaintiffs either do not specify the monetary damages sought, or in the case of court filings, claim an amount sufficient to invoke the jurisdictional minimum of the trial court.  Approximately 30% of plaintiffs specifically plead damages of $15 million or less, and 4% of plaintiffs specifically plead damages greater than $15 million but less than $100 million.  Fewer than 1% of plaintiffs specifically plead damages equal to or greater than $100 million.

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

Since receiving its first asbestos claim, the Company as of June 30, 2013, has disposed of the asbestos claims of approximately 392,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $8,400.  Certain of these dispositions have included deferred amounts payable over time.  Deferred amounts payable totaled approximately $11 million at June 30, 2013 ($24 million at December 31, 2012) and are included in the foregoing average indemnity payment per claim.  The Company’s asbestos indemnity payments have varied on a per claim basis, and are expected to continue to vary considerably over time.  As discussed above, a part of the Company’s objective is to achieve, where possible, resolution of asbestos claims pursuant to claims-handling agreements.  Failure of claimants to meet certain medical and product exposure criteria in the Company’s administrative claims handling agreements has generally reduced the number of marginal or suspect claims that would otherwise have been received.  In addition, certain courts and legislatures have reduced or eliminated the number of marginal or suspect claims that the Company otherwise would have received.  These developments generally have had the effect of increasing the Company’s per-claim average indemnity payment.

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

Other Matters

The Company conducted an internal investigation into conduct in certain of its overseas operations that may have violated the anti-bribery provisions of the United States Foreign Corrupt Practices Act (the “FCPA”), the FCPA’s books and records and internal controls provisions, the Company’s own internal policies, and various local laws.  In October 2012, the Company voluntarily disclosed these matters to the U.S. Department of Justice (the “DOJ”) and the Securities and Exchange Commission (the “SEC”).  The Company intends to cooperate with any investigation by U.S. authorities.

On July 18, 2013, the Company received a letter from the DOJ indicating that it presently did not intend to take any enforcement action and is closing its inquiry into the matter.

The Company is presently unable to predict the duration, scope or result of any investigation by the SEC or whether the SEC will commence any legal action.  The SEC has a broad range of civil sanctions under the FCPA and other laws and regulations including, but not limited to, injunctive relief, disgorgement, penalties, and modifications to business practices.  The Company could also be subject to investigation and sanctions outside the United States.  While the Company is currently unable to quantify the impact of any potential sanctions or remedial measures, it does not expect such actions will have a material adverse effect on the Company’s liquidity, results of operations or financial condition.

The Company received a non-income tax assessment from a foreign tax authority for approximately $90 million (including penalties and interest). The Company challenged this assessment, but the tax authority’s position was upheld in court. The Company strongly disagrees with this ruling and believes it to be contradictory to other court rulings in the Company’s favor. Although the Company cannot predict the ultimate outcome of this case, it believes that it is probable that the tax authority’s assessment will be overturned by a higher court, and therefore, the Company has not established an accrual. In order to contest the lower court rulings, legal rules require the Company to deposit the amount of the tax assessment, which will be remitted in monthly installments over the next twenty-four months. A favorable ruling by the higher court will result in a return to the Company of amounts paid. An unfavorable ruling will result in the forfeiture of the deposit, a charge of approximately $60 million and a non-income tax refund of $30 million.  As of June 30, 2013, the Company has made installment payments totaling $24 million, which is included in Other assets on the balance sheet.

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

9.  Share Owners’ Equity

The activity in share owners’ equity for the three months ended June 30, 2013 and 2012 is as follows:

	Share Owners’ Equity of the Company
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings (Loss)	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Share Owners’ Equity
Balance on April 1, 2013	$2	$3,013	$(424)	$(126)	$(1,485)	$175	$1,155
Issuance of common stock (0.1 million shares)		3					3
Reissuance of common stock (0.06 million shares)			1				1
Treasury shares purchased (0.3 million shares)			(10)				(10)
Repurchase of exchangeable notes		(1)					(1)
Stock compensation		3					3
Comprehensive income:
Net earnings				132		5	137
Foreign currency translation adjustments					(160)	(2)	(162)
Pension and other postretirement benefit adjustments, net of tax					90		90
Change in fair value of derivative instruments					(4)		(4)
Dividends paid to noncontrolling interests on subsidiary common stock						(21)	(21)
Contributions from noncontrolling interests						3	3
Balance on June 30, 2013	$2	$3,018	$(433)	$6	$(1,559)	$160	$1,194

	Share Owners’ Equity of the Company
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Loss	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Share Owners’ Equity
Balance on April 1, 2012	$2	$2,996	$(404)	$(258)	$(1,205)	$164	$1,295
Issuance of common stock (0.1 million shares)		1					1
Reissuance of common stock (0.07 million shares)			2				2
Stock compensation		3					3
Comprehensive income:
Net earnings				133		4	137
Foreign currency translation adjustments					(204)	(3)	(207)
Pension and other postretirement benefit adjustments, net of tax					33		33
Change in fair value of derivative instruments					3		3
Dividends paid to noncontrolling interests on subsidiary common stock						(23)	(23)
Balance on June 30, 2012	$2	$3,000	$(402)	$(125)	$(1,373)	$142	$1,244

The activity in share owners’ equity for the six months ended June 30, 2013 and 2012 is as follows:

	Share Owners’ Equity of the Company
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings (Loss)	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Share Owners’ Equity
Balance on January 1, 2013	$2	$3,005	$(425)	$(195)	$(1,506)	$174	$1,055
Issuance of common stock (0.4 million shares)		7					7
Reissuance of common stock (0.1 million shares)			2				2
Treasury shares purchased (0.3 million shares)			(10)				(10)
Repurchase of exchangeable notes		(1)					(1)
Stock compensation		7					7
Comprehensive income:
Net earnings				201		10	211
Foreign currency translation adjustments					(188)	(6)	(194)
Pension and other postretirement benefit adjustments, net of tax					135		135
Dividends paid to noncontrolling interests on subsidiary common stock						(21)	(21)
Contributions from noncontrolling interests						3	3
Balance on June 30, 2013	$2	$3,018	$(433)	$6	$(1,559)	$160	$1,194

	Share Owners’ Equity of the Company
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Loss	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Share Owners’ Equity
Balance on January 1, 2012	$2	$2,991	$(405)	$(379)	$(1,321)	$153	$1,041
Issuance of common stock (0.2 million shares)		2					2
Reissuance of common stock (0.1 million shares)			3				3
Stock compensation		7					7
Comprehensive income:
Net earnings				254		8	262
Foreign currency translation adjustments					(112)	4	(108)
Pension and other postretirement benefit adjustments, net of tax					57		57
Change in fair value of derivative instrument					3		3
Dividends paid to noncontrolling interests on subsidiary common stock						(23)	(23)
Balance on June 30, 2012	$2	$3,000	$(402)	$(125)	$(1,373)	$142	$1,244

During the three and six months ended June 30, 2013, the Company purchased 348,000 shares of its common stock for $10 million pursuant to authorization by its Board of Directors in August 2012 to purchase up to $75 million of the Company’s common stock until December 31, 2013.

10. Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three months ended June 30, 2013 is as follows:

	Net Effect of Exchange Rate Fluctuations	Change in Certain Derivative Instruments		Employee Benefit Plans	Total Accumulated Other Comprehensive Loss

Balance on April 1, 2013	$427	$(10)		$(1,902)	$(1,485)

Change before reclassifications	(160)	(3)		55	(108)
Amounts reclassified from accumulated other comprehensive income		(1	)(a)	32 (b)	31
Translation effect				5	5
Tax effect				(2)	(2)

Other comprehensive income attributable to the Company	(160)	(4)		90	(74)

Balance on June 30, 2013	$267	$(14)		$(1,812)	$(1,559)

The activity in accumulated other comprehensive loss for the six months ended June 30, 2013 is as follows:

	Net Effect of Exchange Rate Fluctuations	Change in Certain Derivative Instruments	Employee Benefit Plans	Total Accumulated Other Comprehensive Loss

Balance on January 1, 2013	$455	$(14)	$(1,947)	$(1,506)

Change before reclassifications	(188)		55	(133)
Amounts reclassified from accumulated other comprehensive income			69 (b)	69
Translation effect			15	15
Tax effect			(4)	(4)

Other comprehensive income attributable to the Company	(188)	—	135	(53)

Balance on June 30, 2013	$267	$(14)	$(1,812)	$(1,559)

(a)         Amount is included in Manufacturing, shipping and delivery on the Condensed Consolidated Results of Operations (see Note 3 for additional information).

(b)         Amount is included in the computation of net periodic pension cost and net postretirement benefit cost (see Note 5 for additional information).

11. Other Expense

Other expense for the six months ended June 30, 2013 includes charges of $10 million for restructuring, asset impairment and related charges.  See Note 4 for additional information.

12. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,
	2013	2012
Numerator:
Net earnings attributable to the Company	$132	$133

Denominator (in thousands):
Denominator for basic earnings per share - weighted average shares outstanding	164,369	164,799
Effect of dilutive securities:
Stock options and other	1,362	1,131
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	165,731	165,930

Basic earnings per share:
Earnings from continuing operations	$0.82	$0.82
Loss from discontinued operations	(0.02)	(0.01)
Net earnings	$0.80	$0.81

Diluted earnings per share:
Earnings from continuing operations	$0.81	$0.81
Loss from discontinued operations	(0.02)	(0.01)
Net earnings	$0.79	$0.80

Options to purchase 1,519,897 and 2,118,603 weighted average shares of common stock which were outstanding during the three months ended June 30, 2013 and 2012, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

	Six months ended June 30,
	2013	2012
Numerator:
Net earnings attributable to the Company	$201	$254

Denominator (in thousands):
Denominator for basic earnings per share - weighted average shares outstanding	164,220	164,520
Effect of dilutive securities:
Stock options and other	1,397	1,542
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	165,617	166,062

Basic earnings per share:
Earnings from continuing operations	$1.30	$1.56
Loss from discontinued operations	(0.08)	(0.02)
Net earnings	$1.22	$1.54

Diluted earnings per share:
Earnings from continuing operations	$1.29	$1.54
Loss from discontinued operations	(0.08)	(0.02)
Net earnings	$1.21	$1.52

Options to purchase 1,580,200 and 1,908,925 weighted average shares of common stock which were outstanding during the six months ended June 30, 2013 and 2012, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

The 2015 Exchangeable Notes have a dilutive effect only in those periods in which the Company’s average stock price exceeds the exchange price of $47.47 per share.  For the three and six months ended June 30, 2013 and 2012, the Company’s average stock price did not exceed the exchange price.  Therefore, the potentially issuable shares resulting from the settlement of the 2015 Exchangeable Notes were not included in the calculation of diluted earnings per share.

13.  Supplemental Cash Flow Information

	Six months ended June 30,
	2013	2012

Interest paid in cash	$113	$123

Income taxes paid in cash:
U.S.	$1	$1
Non-U.S.	79	71
Total income taxes paid in cash	$80	$72

Cash interest for 2013 includes note repurchase premiums of $10 million related to the discharge of the Company’s 6.875% senior notes due 2017 and the repurchase of a portion of the Company’s 3.00% exchangeable senior notes due 2015.

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

The loss from discontinued operations of $13 million for the six months ended June 30, 2013 includes $8 million of special termination benefits related to a previously disposed business and $5 million for ongoing costs related to the Venezuela expropriation.

15.  New Accounting Pronouncement

In July 2013, the Financial Accounting Standards Board issued guidance related to the presentation of unrecognized tax benefits when net operating loss carryforwards or tax credit carryforwards exist. This new guidance is effective for fiscal years, and interim periods, beginning after December 15, 2013. Adoption of this guidance will impact how the Company presents certain of its unrecognized tax benefits on its balance sheet, with no impact to its results of operations or cash flows.

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

	June 30, 2013
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Accounts receivable	$—	$—	$1,159	$—	$1,159
Inventories			1,175		1,175
Other current assets			359		359

Total current assets	—	—	2,693	—	2,693
Investments in and advances to subsidiaries	1,696	1,446		(3,142)	—

Goodwill			2,031		2,031
Other non-current assets			1,086		1,086

Total other assets	1,696	1,446	3,117	(3,142)	3,117

Property, plant and equipment, net			2,600		2,600

Total assets	$1,696	$1,446	$8,410	$(3,142)	$8,410
Current liabilities :
Accounts payable and accrued liabilities	$—	$—	$1,527	$—	$1,527
Current portion of asbestos liability	155				155
Short-term loans and long-term debt due within one year			437		437

Total current liabilities	155	—	1,964	—	2,119

Long-term debt	250		3,336	(250)	3,336
Asbestos-related liabilities	257				257
Other non-current liabilities			1,504		1,504
Total share owners’ equity of the Company	1,034	1,446	1,446	(2,892)	1,034
Noncontrolling interests			160		160

Total liabilities and share owners’ equity	$1,696	$1,446	$8,410	$(3,142)	$8,410

	December 31, 2012
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Accounts receivable	$—	$—	$968	$—	$968
Inventories			1,139		1,139
Other current assets			541		541

Total current assets	—	—	2,648	—	2,648
Investments in and advances to subsidiaries	1,592	1,342		(2,934)	—

Goodwill			2,079		2,079
Other non-current assets			1,102		1,102

Total other assets	1,592	1,342	3,181	(2,934)	3,181

Property, plant and equipment, net			2,769		2,769

Total assets	$1,592	$1,342	$8,598	$(2,934)	$8,598

Current liabilities :
Accounts payable and accrued liabilities	$—	$—	$1,688	$—	$1,688
Current portion of asbestos liability	155				155
Short-term loans and long-term debt due within one year			319		319

Total current liabilities	155	—	2,007	—	2,162

Long-term debt	250		3,454	(250)	3,454
Asbestos-related liabilities	306				306
Other non-current liabilities			1,621		1,621
Total share owners’ equity of the Company	881	1,342	1,342	(2,684)	881
Noncontrolling interests			174		174

Total liabilities and share owners’ equity	$1,592	$1,342	$8,598	$(2,934)	$8,598

	June 30, 2012
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Accounts receivable	$—	$—	$1,173	$—	$1,173
Inventories			1,223		1,223
Other current assets			451		451

Total current assets	—	—	2,847	—	2,847
Investments in and advances to subsidiaries	1,765	1,515		(3,280)	—

Goodwill			2,023		2,023
Other non-current assets			1,243		1,243

Total other assets	1,765	1,515	3,266	(3,280)	3,266

Property, plant and equipment, net			2,721		2,721

Total assets	$1,765	$1,515	$8,834	$(3,280)	$8,834

Current liabilities :
Accounts payable and accrued liabilities	$—	$—	$1,497	$—	$1,497
Current portion of asbestos liability	165				165
Short-term loans and long-term debt due within one year			452		452

Total current liabilities	165	—	1,949	—	2,114

Long-term debt	250		3,567	(250)	3,567
Asbestos-related liabilities	248				248
Other non-current liabilities			1,661		1,661
Total share owners’ equity of the Company	1,102	1,515	1,515	(3,030)	1,102
Noncontrolling interests			142		142

Total liabilities and share owners’ equity	$1,765	$1,515	$8,834	$(3,280)	$8,834

	Three months ended June 30, 2013
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$1,781	$—	$1,781
Manufacturing, shipping and delivery			(1,412)		(1,412)

Gross profit	—	—	369	—	369

Research, engineering, selling, administrative, and other			(159)		(159)
Net intercompany interest	5		(5)		—
Interest expense	(5)		(52)		(57)
Interest income			1		1
Equity earnings from subsidiaries	132	132		(264)	—
Other equity earnings			16		16
Other income			7		7

Earnings before income taxes	132	132	177	(264)	177
Provision for income taxes			(37)		(37)

Earnings from continuing operations	132	132	140	(264)	140
Loss from discontinued operations			(3)		(3)

Net earnings	132	132	137	(264)	137
Net earnings attributable to noncontrolling interests			(5)		(5)

Net earnings attributable to the Company	$132	$132	$132	$(264)	$132

	Three months ended June 30, 2013
			Non-
		Guarantor	Guarantor
Comprehensive Income	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net earnings	$132	$132	$137	$(264)	$137
Other comprehensive income (loss)	(74)	(74)	(100)	172	(76)
Total comprehensive income (loss)	58	58	37	(92)	61

Comprehensive income attributable to noncontrolling interests			(3)		(3)

Comprehensive income (loss) attributable to the Company	$58	$58	$34	$(92)	$58

	Three months ended June 30, 2012
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$1,766	$—	$1,766
Manufacturing, shipping and delivery			(1,390)		(1,390)

Gross profit	—	—	376	—	376

Research, engineering, selling, administrative, and other			(164)		(164)
Net intercompany interest	5		(5)		—
Interest expense	(5)		(57)		(62)
Interest income			2		2
Equity earnings from subsidiaries	133	133		(266)	—
Other equity earnings			18		18
Other income			9		9

Earnings from continuing operations before income taxes	133	133	179	(266)	179
Provision for income taxes			(41)		(41)

Earnings from continuing operations	133	133	138	(266)	138
Loss from discontinued operations			(1)		(1)

Net earnings	133	133	137	(266)	137
Net earnings attributable to noncontrolling interests			(4)		(4)

Net earnings attributable to the Company	$133	$133	$133	$(266)	$133

	Three months ended June 30, 2012
			Non-
		Guarantor	Guarantor
Comprehensive Income	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net earnings	$133	$133	$137	$(266)	$137
Other comprehensive income (loss)	(168)	(168)	(196)	361	(171)
Total comprehensive income (loss)	(35)	(35)	(59)	95	(34)

Comprehensive income attributable to noncontrolling interests			(1)		(1)

Comprehensive income (loss) attributable to the Company	$(35)	$(35)	$(60)	$95	$(35)

	Six months ended June 30, 2013
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$3,422	$—	$3,422
Manufacturing, shipping and delivery			(2,734)		(2,734)

Gross profit	—	—	688	—	688

Research, engineering, selling, administrative, and other			(317)		(317)
Net intercompany interest	10		(10)		—
Interest expense	(10)		(118)		(128)
Interest income			4		4
Equity earnings from subsidiaries	201	201		(402)	—
Other equity earnings			33		33
Other income			14		14

Earnings before income taxes	201	201	294	(402)	294
Provision for income taxes			(70)		(70)

Earnings from continuing operations	201	201	224	(402)	224
Loss from discontinued operations			(13)		(13)

Net earnings	201	201	211	(402)	211
Net earnings attributable to noncontrolling interests			(10)		(10)

Net earnings attributable to the Company	$201	$201	$201	$(402)	$201

	Six months ended June 30, 2013
			Non-
		Guarantor	Guarantor
Comprehensive Income	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net earnings	$201	$201	$211	$(402)	$211
Other comprehensive income (loss)	(53)	(53)	(112)	159	(59)
Total comprehensive income (loss)	148	148	99	(243)	152

Comprehensive income attributable to noncontrolling interests			(4)		(4)

Comprehensive income attributable to the Company	$148	$148	$95	$(243)	$148

	Six months ended June 30, 2012
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$3,505	$—	$3,505
Manufacturing, shipping and delivery			(2,751)		(2,751)

Gross profit	—	—	754	—	754

Research, engineering, selling, administrative, and other			(330)		(330)
Net intercompany interest	10		(10)		—
Interest expense	(10)		(116)		(126)
Interest income			5		5
Equity earnings from subsidiaries	254	254		(508)	—
Other equity earnings			31		31
Other income			15		15

Earnings from continuing operations before income taxes	254	254	349	(508)	349
Provision for income taxes			(85)		(85)

Earnings from continuing operations	254	254	264	(508)	264
Loss from discontinued operations			(2)		(2)

Net earnings	254	254	262	(508)	262
Net earnings attributable to noncontrolling interests			(8)		(8)

Net earnings attributable to the Company	$254	$254	$254	$(508)	$254

	Six months ended June 30, 2012
			Non-
		Guarantor	Guarantor
Comprehensive Income	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net earnings	$254	$254	$262	$(508)	$262
Other comprehensive income (loss)	(52)	(52)	(97)	153	(48)
Total comprehensive income (loss)	202	202	165	(355)	214

Comprehensive income attributable to noncontrolling interests			(12)		(12)

Comprehensive income attributable to the Company	$202	$202	$153	$(355)	$202

	Six months ended June 30, 2013
			Non-
		Guarantor	Guarantor
Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash provided by (used in) operating activities	$(49)	$—	$66	$—	$17
Cash used in investing activities			(162)		(162)
Cash provided by (used in) financing activities	49		(78)		(29)
Effect of exchange rate change on cash			(8)		(8)

Net change in cash	—	—	(182)	—	(182)
Cash at beginning of period			431		431

Cash at end of period	$—	$—	$249	$—	$249

	Six months ended June 30, 2012
			Non-
		Guarantor	Guarantor
Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash used in operating activities	$(58)	$—	$62	$—	$4
Cash used in investing activities			(100)		(100)
Cash provided by financing activities	58		(31)		27
Effect of exchange rate change on cash			5		5

Net change in cash	—	—	(64)	—	(64)
Cash at beginning of period			400		400

Cash at end of period	$—	$—	$336	$—	$336

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

Financial information for the three and six months ended June 30, 2013 and 2012 regarding the Company’s reportable segments is as follows (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net Sales:
Europe	$746	$731	$1,396	$1,436
North America	527	516	996	998
South America	269	282	538	559
Asia Pacific	231	230	478	487

Reportable segment totals	1,773	1,759	3,408	3,480
Other	8	7	14	25
Net Sales	$1,781	$1,766	$3,422	$3,505

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Segment operating profit:
Europe	$111	$107	$170	$215
North America	93	96	167	174
South America	37	47	90	85
Asia Pacific	26	16	66	52
Reportable segment totals	267	266	493	526

Items excluded from segment operating profit:
Retained corporate costs and other	(34)	(27)	(65)	(56)
Restructuring, asset impairment and related charges			(10)
Interest income	1	2	4	5
Interest expense	(57)	(62)	(128)	(126)
Earnings from continuing operations before income taxes	177	179	294	349
Provision for income taxes	(37)	(41)	(70)	(85)
Earnings from continuing operations	140	138	224	264
Loss from discontinued operations	(3)	(1)	(13)	(2)
Net earnings	137	137	211	262
Net earnings attributable to noncontrolling interests	(5)	(4)	(10)	(8)
Net earnings attributable to the Company	$132	$133	$201	$254

Amounts attributable to the Company:
Earnings from continuing operations	$135	$134	$214	$256
Loss from discontinued operations	(3)	(1)	(13)	(2)
Net earnings	$132	$133	$201	$254

Note:  All amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Quarters ended June 30, 2013 and 2012

Second Quarter 2013 Highlights

•                  Net sales higher due to improved pricing, partially offset by 1% decline in glass container shipments.

•                  Segment operating profit consistent with prior year as benefits realized from permanent footprint adjustments and other global cost control initiatives were offset by lower production volumes.

Net sales were $15 million higher than the prior year due to higher selling prices, partially offset by a 1% decline in glass container shipments, driven by lower sales volumes in Europe, North America and South America.

Segment operating profit for reportable segments was $1 million higher than the prior year. Benefits realized from permanent footprint adjustments made in Europe and Asia Pacific and other global cost control initiatives were largely offset by lower production volumes in North America and South America due to a higher number of furnace rebuilds.

Interest expense for the second quarter of 2013 decreased $5 million compared to the second quarter of 2012. The decrease was due to debt reduction initiatives and lower interest rates.

Net earnings from continuing operations attributable to the Company for the second quarter of 2013 was $135 million, or $0.81 per share (diluted), compared with $134 million, or $0.81 per share (diluted), for the second quarter of 2012. There were no items that management considered not representative of ongoing operations in the second quarter of 2013 or 2012.

Results of Operations — Second Quarter of 2013 compared with Second Quarter of 2012

Net Sales

The Company’s net sales in the second quarter of 2013 were $1,781 million compared with $1,766 million for the second quarter of 2012, an increase of $15 million, or 1%. The increase in net sales was due to higher selling prices to recover cost inflation. Glass container shipments, in tonnes, were down 1% in the second quarter of 2013 compared to the second quarter of 2012, driven by lower sales volumes in Europe, North America and South America.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales - 2012		$1,759
Price	$36
Sales volume	(20)
Effects of changing foreign currency rates	(2)

Total effect on net sales		14
Net sales - 2013		$1,773

Europe:  Net sales in Europe in the second quarter of 2013 were $746 million compared with $731 million for the second quarter of 2012, an increase of $15 million, or 2%. The favorable effect of foreign currency exchange rate changes increased net sales by $16 million in the current year as the Euro strengthened in relation to the U.S. dollar. Higher selling prices benefited net sales in the second quarter of 2013 by $7 million as the Company raised prices to recover cost inflation. The benefit of higher selling prices on the current quarter was offset by lower sales volume. Glass container shipments in the second quarter of 2013 were down 1% compared to the second quarter of 2012, particularly in the beer category.  The lower sales volume, which reduced net sales by $8 million, was mainly due to the macroeconomic environment in Europe and unfavorable weather conditions, partially offset by an increase in wine bottle sales due to the Company’s efforts to recover wine share lost in 2012.

North America:  Net sales in North America in the second quarter of 2013 were $527 million compared with $516 million for the second quarter of 2012, an increase of $11 million, or 2%. The increase in net sales was due to higher selling prices of $17 million in the second quarter of 2013 as the Company increased prices to recover cost inflation.  The benefit of higher selling prices was partially offset by lower sales volume. Glass container shipments were down 1% in the quarter compared to the prior year, driven by lower beer bottle sales from the unfavorable weather conditions in the region compared to the second quarter of 2012.

South America:  Net sales in South America in the second quarter of 2013 were $269 million compared with $282 million for the second quarter of 2012, a decrease of $13 million, or 5%.  The unfavorable effects of foreign currency exchange rate changes decreased net sales $14 million in the second quarter of 2013 compared to 2012, principally due to a 6% decline in the Brazilian real in relation to the U.S. dollar.  Glass container shipments were down 3% in the second quarter of 2013, primarily due to lower beer bottle shipments driven by low consumer confidence and unfavorable weather conditions. Improved pricing in the current quarter offset the lower sales volume and benefited net sales by $10 million as the Company increased selling prices to recover cost inflation.

Asia Pacific:  Net sales in Asia Pacific in the second quarter of 2013 were $231 million compared with $230 million for the second quarter of 2012, an increase of $1 million.  Glass container shipments were flat compared to the prior year. The unfavorable effects of foreign currency exchange rate changes during the second quarter of 2013, primarily due to the weakening of the Australian dollar in relation to the U.S. dollar, were offset by improved pricing.

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

Segment operating profit of reportable segments in the second quarter of 2013 was $267 million compared to $266 million for the second quarter of 2012, an increase of $1 million. The increase in segment operating profit was primarily due to the benefits realized from the permanent footprint adjustments made in Europe and Asia Pacific over the past year, as well as other global cost control initiatives. These benefits were offset by an increase in the number of furnace rebuilds in North America and South America, which resulted in lower fixed cost absorption in the second quarter of 2013. Cost inflation in the second quarter of 2013 was more than offset by higher selling prices.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Segment operating profit - 2012		$266
Price	$36
Cost inflation	(34)
Price / inflation spread	2

Sales volume	(1)
Manufacturing and delivery	(4)
Operating expenses and other	4

Total net effect on segment operating profit		1
Segment operating profit - 2013		$267

Europe:  Segment operating profit in Europe in the second quarter of 2013 was $111 million compared with $107 million in the second quarter of 2012, an increase of $4 million, or 4%. The improvement in segment operating profit was due in part to a $4 million decline in manufacturing and delivery costs as the region began to realize the benefits of permanent footprint adjustments made over the last year. Cost inflation for the quarter was completely offset by higher selling prices.  Lower operating expenses, driven by cost control initiatives, had a $6 million positive impact on segment operating profit during the second quarter of 2013, but was offset by lower sales volume and an increase in other costs.

North America:  Segment operating profit in North America in the second quarter of 2013 was $93 million compared with $96 million in the second quarter of 2012, a decrease of $3 million, or 3%.  The decrease in segment operating profit was primarily due to higher manufacturing and delivery costs of $9 million in the current quarter as a higher number of furnace rebuilds resulted in lower fixed cost absorption. Higher selling prices exceeded cost inflation in the quarter, increasing segment operating profit $5 million compared to the prior year. The decline in sales volume discussed above was offset by the benefits of cost control initiatives.

South America:  Segment operating profit in South America in the second quarter of 2013 was $37 million compared with $47 million in the second quarter of 2012, a decrease of $10 million, or 21%.  The decrease in segment operating profit was primarily due to higher manufacturing and delivery costs of $5 million in the current quarter as a higher number of furnace rebuilds resulted in lower fixed cost absorption, partially offset by the benefits of the new furnace in Brazil that started production at the end of 2012. The unfavorable effects of foreign currency exchange rate changes decreased segment operating profit by $2 million in the current quarter. Cost inflation for the quarter was offset by higher selling prices. The region was negatively impacted by macroeconomic conditions in Argentina, where government price controls limited the Company’s ability to effectively offset the high cost inflation experienced in this country.

Asia Pacific:  Segment operating profit in Asia Pacific in the second quarter of 2013 was $26 million compared with $16 million in the second quarter of 2012, an increase of $10 million, or 63%.  The increase in segment operating profit was primarily due to a $6 million decline in manufacturing and delivery costs driven by the benefits realized from the permanent footprint adjustments made over the past year. Segment operating profit also increased due to higher sales volume and other cost control initiatives in the second quarter of 2013. The benefit of higher selling prices in the quarter was more than offset by cost inflation.

Interest Expense

Interest expense for the second quarter of 2013 was $57 million compared with $62 million for the second quarter of 2012. Interest expense for 2013 included $3 million for the loss on debt extinguishment and the write-off of finance fees related to the repurchase of a portion of the 2015 Exchangeable Notes. Exclusive of these items, interest expense decreased $8 million in the current year. The decrease was principally due to debt reduction initiatives and lower interest rates.

Earnings from Continuing Operations Attributable to the Company

For the second quarter of 2013, the Company recorded earnings from continuing operations attributable to the Company of $135 million, or $0.81 per share (diluted), compared to $134 million, or $0.81 per share (diluted), in the second quarter of 2012. There were no items that management considered not representative of ongoing operations in the second quarter of 2013 or 2012.

Executive Overview — Six Months ended June 30, 2013 and 2012

2013 Highlights

•                  Net sales lower due to 3% decline in glass container shipments.

•                  Segment operating profit lower due to decline in glass container production and shipments, partially offset by global cost control initiatives.

•                  Issued €330 million 4.875% senior notes due 2021 and discharged €300 million 6.875% senior notes due 2017.

Net sales were $83 million lower than the prior year due to a 3% decline in glass container shipments. Higher selling prices had a positive impact on net sales, while the effect of changes in foreign currency exchange rates had an unfavorable impact on net sales.

Segment operating profit for reportable segments was $33 million lower than the prior year. The decrease was mainly attributable to lower production volume, which resulted in higher manufacturing costs, and lower sales volume, partially offset by global cost control initiatives.

Interest expense for the first six months of 2013 increased $2 million over the first six months of 2012. The increase was due to note repurchase premiums and the write-off of finance fees related to debt that was repaid during 2013 prior to its maturity.

Net earnings from continuing operations attributable to the Company for the first six months of 2013 was $214 million, or $1.29 per share (diluted), compared with $256 million, or $1.54 per share (diluted), for the first six months of 2012. Earnings in 2013 included items that management considered not representative of ongoing operations. These items decreased net earnings attributable to the Company in 2013 by $20 million, or $0.12 per share. There were no items that management considered not representative of ongoing operations in the first six months of 2012.

Results of Operations — First six months of 2013 compared with first six months of 2012

Net Sales

The Company’s net sales in the first six months of 2013 were $3,422 million compared with $3,505 million for the first six months of 2012, a decrease of $83 million, or 2%. Glass container shipments, in tonnes, were down 3% in 2013 compared to 2012, driven by lower sales in Europe, North America and Asia Pacific. The benefit of higher selling prices to recover cost inflation was partially offset by unfavorable foreign currency exchange rate changes, primarily due to a weaker Brazilian real in relation to the U.S. dollar.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales - 2012		$3,480
Price	$73
Sales volume	(106)
Effects of changing foreign currency rates	(39)

Total effect on net sales		(72)
Net sales - 2013		$3,408

Europe:  Net sales in Europe in the first six months of 2013 were $1,396 million compared with $1,436 million for the first six months of 2012, a decrease of $40 million, or 3%. Glass container shipments in 2013 were down 4% compared to the prior year, particularly in the beer category. The lower sales volume, which reduced net sales by $65 million, was mainly due to the macroeconomic environment in Europe and unfavorable weather conditions, partially offset by an increase in wine bottle sales due to the Company’s efforts to recover wine share lost in 2012. Higher selling prices benefited net sales in the current year by $19 million as the Company raised prices to recover cost inflation.  Additionally, net sales were increased by $6 million due to the favorable effects of foreign currency exchange rate changes, as the Euro strengthened in relation to the U.S. dollar.

North America:  Net sales in North America in the first six months of 2013 were $996 million compared with $998 million for the first six months of 2012, a decrease of $2 million. Glass container shipments were down 3% in the current year compared to the prior year, driven by lower beer bottle sales from the unfavorable weather conditions in the region compared to 2012. Mostly offsetting the decline in sales volume were higher selling prices of $24 million as the Company increased prices to recover cost inflation.

South America:  Net sales in South America in the first six months of 2013 were $538 million compared with $559 million for the first six months of 2012, a decrease of $21 million, or 4%.  The unfavorable effects of foreign currency exchange rate changes decreased net sales $35 million in 2013 compared to 2012, principally due to a 9% decline in the Brazilian real in relation to the U.S. dollar. Improved pricing and higher sales volume in the current year benefited net sales by $14 million as the Company increased selling prices to recover cost inflation and glass container shipments were up nearly 1%.

Asia Pacific:  Net sales in Asia Pacific in the first six months of 2013 were $478 million compared with $487 million for the first six months of 2012, a decrease of $9 million, or 2%.  Glass container shipments were down 3% compared to the prior year, largely due to the closure of a plant in the region at the end of 2012, resulting in a $9 million decline in net sales. The unfavorable effects of foreign currency exchange rate changes decreased net sales $8 million in 2013 compared to 2012, primarily due to the weakening of the Australian dollar in relation to the U.S. dollar. Improved pricing increased net sales $8 million in the current year.

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

Segment operating profit of reportable segments in the first six months of 2013 was $493 million compared to $526 million for the first six months of 2012, a decrease of $33 million, or 6%. The decrease in segment operating profit was primarily due to higher manufacturing and delivery costs and lower sales volume, partially offset by lower operating expenses. Manufacturing and delivery costs were higher in the current year as the Company lowered production volumes in Europe in order to reduce earnings volatility by better phasing production over the course of the year. This action, along with an increase in the number of furnace rebuilds in North America and South America, resulted in lower fixed cost absorption in 2013. Operating expenses were lower in the current year due to global cost control initiatives. Cost inflation in the first six months of 2013 was more than offset by higher selling prices.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Segment operating profit - 2012		$526
Price	$73
Cost inflation	(68)
Price / inflation spread	5

Sales volume	(20)
Manufacturing and delivery	(33)
Operating expenses and other	16
Effects of changing foreign currency rates	(1)

Total net effect on segment operating profit		(33)
Segment operating profit - 2013		$493

Europe:  Segment operating profit in Europe in the first six months of 2013 was $170 million compared with $215 million in the first six months of 2012, a decrease of $45 million, or 21%. The decline in sales volume discussed above decreased segment operating profit by $18 million and higher manufacturing and delivery costs decreased earnings by $39 million. The Company deliberately lowered production in this region during the first six months of 2013 to reduce earnings volatility by better phasing production over the course of the year. The lower production resulted in lower fixed cost absorption compared to the prior year. Cost inflation in the current year was completely offset by higher selling prices. Lower operating expenses, driven by cost control initiatives, had a $12 million positive impact on segment operating profit during the first six months of 2013.

North America:  Segment operating profit in North America in the first six months of 2013 was $167 million compared with $174 million in the first six months of 2012, a decrease of $7 million, or 4%.  The decrease in segment operating profit was primarily due to higher manufacturing and delivery costs of $11 million in the current year as a higher number of furnace rebuilds resulted in lower fixed cost absorption. Higher selling prices exceeded cost inflation in the current year, increasing segment operating profit $5 million compared to the prior year. The decline in sales volume discussed above was offset by the benefits of cost control initiatives.

South America:  Segment operating profit in South America in the first six months of 2013 was $90 million compared with $85 million in the first six months of 2012, an increase of $5 million, or 6%.  Manufacturing and delivery costs were $9 million lower in 2013 compared to the prior year, primarily due to the benefits of the new furnace in Brazil that started production at the end of 2012, partially offset by a higher number of furnace rebuilds in the current year. The unfavorable effects of foreign currency exchange rate changes decreased segment operating profit by $4 million in the current year. Higher sales volume increased segment operating profit in 2013, and the benefit of higher selling prices in 2013 exceeded cost inflation. The region was negatively impacted by macroeconomic conditions in Argentina, where government price controls limited the Company’s ability to effectively offset the high cost inflation experienced in this country.

Asia Pacific:  Segment operating profit in Asia Pacific in the first six months of 2013 was $66 million compared with $52 million in the first six months of 2012, an increase of $14 million, or 27%.  The increase in segment operating profit was primarily due to an $8 million decline in manufacturing and delivery costs driven by the benefits realized from the permanent footprint adjustments made over the past year. Segment operating profit also increased due to other cost control initiatives in 2013. The benefit of higher selling prices in the current year was offset by cost inflation.

Interest Expense

Interest expense for the first six months of 2013 was $128 million compared with $126 million for the first six months of 2012. Interest expense for 2013 included $11 million for note repurchase premiums and the write-off of finance fees related to the discharge of the €300 million senior notes due 2017 and $3 million for loss on debt extinguishment and the write-off of finance fees related to the repurchase of a portion of the 2015 Exchangeable Notes. Exclusive of these items, interest expense decreased $12 million in the current year. The decrease was principally due to debt reduction initiatives and lower interest rates.

Provision for Income Taxes

The Company’s effective tax rate from continuing operations for the six months ended June 30, 2013 was 23.8% compared with 24.4% for the six months ended June 30, 2012. Excluding the amounts related to items that management considers not representative of ongoing operations, the Company expects that the full year effective tax rate for 2013 will be between 23% to 24% compared with 22.1% for 2012. The increase in the expected effective tax rate for the full year 2013 is due to the Company’s current expected change in mix of earnings by jurisdiction.

Earnings from Continuing Operations Attributable to the Company

For the first six months of 2013, the Company recorded earnings from continuing operations attributable to the Company of $214 million, or $1.29 per share (diluted), compared to $256 million, or $1.54 per share (diluted), in the first six months of 2012. Earnings in 2013 included items that management considered not representative of ongoing operations. These items decreased earnings from continuing operations attributable to the Company in 2013 by $20 million, or $0.12 per share. There were no items that management considered not representative of ongoing operations in the first six months of 2012.

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for the second quarter of 2013 was $34 million compared with $27 million for the second quarter of 2012, and $65 million for the first six months of 2013 compared with $56 million for the first six months of 2012. Retained corporate costs and other for the three and six months ended June 30, 2013 reflect lower earnings from the Company’s equity investment in a soda ash mining operation, higher pension expense and lower earnings from global machine and equipment sales, partially offset by cost control initiatives.

Restructuring

During the six months ended June 30, 2013, the Company recorded restructuring, asset impairment and related charges of $10 million, primarily related to the European Asset Optimization program.  See Note 4 to the Condensed Consolidated Financial Statements for additional information.

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

The loss from discontinued operations of $13 million for the six months ended June 30, 2013 included $8 million of special termination benefits related to a previously disposed business and $5 million for ongoing costs related to the Venezuela expropriation.

Capital Resources and Liquidity

As of June 30, 2013, the Company had cash and total debt of $249 million and $3.8 billion, respectively, compared to $336 million and $4.0 billion, respectively, as of June 30, 2012. A significant portion of the cash was held in mature, liquid markets where the Company has operations, such as the U.S., Europe and Australia, and is readily available to fund global liquidity requirements. The amount of cash held in non-U.S. locations as of June 30, 2013 was $221 million.

Current and Long-Term Debt

On May 19, 2011, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”). At June 30, 2013, the Agreement included a $900 million revolving credit facility, a 25 million Australian dollar term loan, a $525 million term loan, a 102 million Canadian dollar term loan, and a €123 million term loan, each of which has a final maturity date of May 19, 2016. At June 30, 2013, the Company’s subsidiary borrowers had unused credit of $816 million available under the Agreement.

The weighted average interest rate on borrowings outstanding under the Agreement at June 30, 2013 was 2.13%.

During the six months ended June 30, 2013, a subsidiary of the Company repurchased $46 million of the 2015 Exchangeable Notes.

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

The Company has a €240 million European accounts receivable securitization program, which extends through September 2016, subject to annual renewal of backup credit lines. Information related to the Company’s accounts receivable securitization program is as follows:

	June 30,	December 31,	June 30,
	2013	2012	2012

Balance (included in short-term loans)	$290	$264	$302

Weighted average interest rate	1.20%	1.33%	1.42%

Cash Flows

Free cash flow was $(142) million for the first six months of 2013 compared to $(118) million for the first six months of 2012. The Company defines free cash flow as cash provided by continuing operating activities less additions to property, plant and equipment from continuing operations.  Free cash flow does not conform to U.S. GAAP and should not be construed as an alternative to the cash flow measures reported in accordance with U.S. GAAP. The Company uses free cash flow for internal reporting, forecasting and budgeting and believes this information allows the board of directors, management, investors and analysts to better understand the Company’s financial performance. Free cash flow for the six months ended June 30, 2013 and 2012 is calculated as follows:

	2013	2012

Cash provided by continuing operating activities	$22	$6
Additions to property, plant and equipment	(164)	(124)

Free cash flow	$(142)	$(118)

Operating activities:  Cash provided by continuing operating activities was $22 million for the six months ended June 30, 2013, compared with $6 million for the six months ended June 30, 2012.  The increase in cash provided by continuing operating activities was primarily due to an increase in working capital of $351 million in 2013 compared to $380 million in 2012. The smaller increase in working capital during 2013 was mainly due to a smaller increase in inventories compared to the prior year. The smaller increase in inventories was driven by the Company’s decision to build inventory levels in North America in the first six months of 2012 to avoid the supply chain issues that impacted the region in the second quarter of 2011. In addition, the Company increased inventory levels in Europe in the first six months of 2012 in advance of implementing production curtailment measures at the end of the second quarter of 2012. The increase in cash provided by continuing operating activities was also due to a decrease in pension plan contributions of $22 million and a decrease in asbestos-related payments of $9 million, partially offset by lower earnings and an increase in cash paid for restructuring activities of $7 million.

Investing activities:  Cash utilized in investing activities was $162 million for the six months ended June 30, 2013 compared to $100 million for the six months ended June 30, 2012. Capital spending for property, plant and equipment was $164 million during the current year and $124 million during the prior year. The increase in capital spending in 2013 was primarily due to the large amount of capital projects completed during the fourth quarter of 2012 that were paid for in 2013, in addition to an increase in the number of furnace rebuilds in the current year. Cash utilized in investing activities in 2012 included $5 million for the final payment related to an acquisition in China in 2010. During the first six months of 2012, the Company received $14 million from the Chinese government as partial compensation for the land in China that the Company was required to return to the government. The Company also paid $4 million as a loan to one of its noncontrolling partners in South America in 2013, while in 2012 the Company received $9 million from one of its noncontrolling partners as a repayment of a loan.

Financing activities:  Cash utilized in financing activities was $29 million for the six months ended June 30, 2013 compared to cash provided by financing activities of $27 million for the six months ended June 30, 2012.  Financing activities in 2013 included repayments of long-term debt of $724 million, primarily related to the discharge of the €300 million senior notes due 2017 and the repurchase of $46 million of the 2015 Exchangeable Notes, partially offset by additions to long-term debt of $674 million, primarily related to the issuance of the €330 million senior notes due 2021, and additions to short-term loans of $59 million. Financing activities in 2012 included additions to long-term debt of $119 million and short-term loans of $31 million, partially offset by repayments of long-term debt of $128 million. In 2013, the Company also repurchased shares of its common stock for $10 million.

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

There have been no other material changes in critical accounting estimates at June 30, 2013 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Forward Looking Statements

This document contains “forward looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Forward looking statements reflect the Company’s current expectations and projections about future events at the time, and thus involve uncertainty and risk. The words “believe,” “expect,” “anticipate,” “will,” “could,” “would,” “should,” “may,” “plan,” “estimate,” “intend,” “predict,” “potential,” “continue,” and the negatives of these words and other similar expressions generally identify forward looking statements. It is possible the Company’s future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) foreign currency fluctuations relative to the U.S. dollar, specifically the Euro, Brazilian real and Australian dollar, (2) changes in capital availability or cost, including interest rate fluctuations and the ability of the Company to refinance debt at favorable terms, (3) the general political, economic and competitive conditions in markets and countries where the Company has operations, including uncertainties related to the economic conditions in Australia, Europe and South America, disruptions in capital markets, disruptions in the supply chain, competitive pricing pressures, inflation or deflation, and changes in tax rates and laws, (4) consumer preferences for alternative forms of packaging, (5) cost and availability of raw materials, labor, energy and transportation, (6) the Company’s ability to manage its cost structure, including its success in implementing restructuring plans and achieving cost savings, (7) consolidation among competitors and customers, (8) the ability of the Company to acquire businesses and expand plants, integrate operations of acquired businesses and achieve expected synergies, (9) unanticipated expenditures with respect to environmental, safety and health laws, (10) the Company’s ability to further develop its sales, marketing and product development capabilities, and (11) the timing and occurrence of events which are beyond the control of the Company, including any expropriation of the Company’s operations, floods and other natural disasters, events related to asbestos-related claims, and the other risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and any subsequently filed Quarterly Report on Form 10-Q. It is not possible to foresee or identify all such factors. Any forward looking statements in this document are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. Forward looking statements are not a guarantee of future performance and actual results or developments may differ materially from expectations. While the Company continually reviews trends and uncertainties affecting the Company’s results of operations and financial condition, the Company does not assume any obligation to update or supplement any particular forward looking statements contained in this document.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

There have been no material changes in market risk at June 30, 2013 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2013.

Management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2012. As required by Rule 13a-15(d) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of any change in the Company’s internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. The Company is undertaking the phased implementation of an Enterprise Resource Planning software system. The phased implementation has commenced in the South America segment during the second quarter of 2013. The Company believes it is maintaining and monitoring appropriate internal controls during the implementation period and further believes that its internal control environment will be enhanced as a result of this implementation. There have been no other changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

For further information on legal proceedings, see Note 8 to the Condensed Consolidated Financial Statements, “Contingencies,” that is included in Part I of this Report and is incorporated herein by reference.

Item 1A.  Risk Factors.

There have been no material changes in risk factors at June 30, 2013 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in millions)

April 1 - April 30, 2013
May 1 - May 31, 2013	258	$28.41
June 1 - June 30, 2013	90	$27.34	1,048	$51

The Company purchased the 348,000 shares pursuant to authorization by its Board of Directors in August 2012 to purchase up to $75 million of the Company’s common stock until December 31, 2013.

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

Exhibit 101

Financial statements from the quarterly report on Form 10-Q of Owens-Illinois, Inc. for the quarter ended June 30, 2013, formatted in XBRL: (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

OWENS-ILLINOIS, INC.

Date	July 25, 2013	By	/s/ Stephen P. Bramlage, Jr.
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

101

Financial statements from the quarterly report on Form 10-Q of Owens-Illinois, Inc. for the quarter ended June 30, 2013, formatted in XBRL: (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

*                 This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.