Form 10-Q
period 2013-09-30
OWENS ILLINOIS INC /DE/
filed 2013-10-31
CIK 812074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2013

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

The number of shares of common stock, par value $.01, of Owens-Illinois, Inc. outstanding as of September 30, 2013 was 164,994,392.

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

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

 (Dollars in millions, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales	$1,784	$1,747	$5,206	$5,252
Manufacturing, shipping and delivery expense	(1,432)	(1,405)	(4,166)	(4,156)
Gross profit	352	342	1,040	1,096

Selling and administrative expense	(119)	(131)	(377)	(410)
Research, development and engineering expense	(15)	(13)	(45)	(45)
Interest expense	(56)	(61)	(184)	(187)
Interest income	2	2	6	7
Equity earnings	16	16	49	47
Royalties and net technical assistance	4	4	12	13
Other income	8	4	14	10
Other expense	(14)	(36)	(43)	(55)

Earnings from continuing operations before income taxes	178	127	472	476
Provision for income taxes	(40)	(28)	(110)	(113)

Earnings from continuing operations	138	99	362	363
Loss from discontinued operations	(2)	(2)	(15)	(4)

Net earnings	136	97	347	359
Net earnings attributable to noncontrolling interests	(6)	(7)	(16)	(15)
Net earnings attributable to the Company	$130	$90	$331	$344

Amounts attributable to the Company:
Earnings from continuing operations	$132	$92	$346	$348
Loss from discontinued operations	(2)	(2)	(15)	(4)
Net earnings	$130	$90	$331	$344

Basic earnings per share:
Earnings from continuing operations	$0.80	$0.55	$2.10	$2.11
Loss from discontinued operations	(0.01)	(0.01)	(0.09)	(0.03)
Net earnings	$0.79	$0.54	$2.01	$2.08

Weighted average shares outstanding (thousands)	164,546	164,800	164,330	164,614

Diluted earnings per share:
Earnings from continuing operations	$0.79	$0.55	$2.08	$2.10
Loss from discontinued operations	(0.01)	(0.01)	(0.09)	(0.03)
Net earnings	$0.78	$0.54	$1.99	$2.07

Weighted average diluted shares outstanding (thousands)	165,981	165,765	165,739	165,964

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME

 (Dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net earnings	$136	$97	$347	$359
Other comprehensive income (loss):
Foreign currency translation adjustments	21	86	(173)	(22)
Pension and other postretirement benefit adjustments, net of tax	18	16	153	73
Change in fair value of derivative instruments		3		6
Other comprehensive income (loss)	39	105	(20)	57
Total comprehensive income	175	202	327	416
Comprehensive income attributable to noncontrolling interests	(6)	(9)	(10)	(21)
Comprehensive income attributable to the Company	$169	$193	$317	$395

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Dollars in millions, except per share amounts)

	September 30,	December 31,	September 30,
	2013	2012	2012
Assets
Current assets:
Cash and cash equivalents	$219	$431	$336
Receivables, less allowances for losses and discounts ($42 at September 30, 2013, $41 at December 31, 2012, and $42 at September 30, 2012)	1,172	968	1,133
Inventories	1,178	1,139	1,228
Prepaid expenses	103	110	91

Total current assets	2,672	2,648	2,788

Investments and other assets:
Equity investments	291	294	300
Repair parts inventories	126	133	148
Pension assets			120
Other assets	667	675	715
Goodwill	2,059	2,079	2,065

Total other assets	3,143	3,181	3,348

Property, plant and equipment, at cost	6,566	6,667	6,837
Less accumulated depreciation	3,909	3,898	4,102

Net property, plant and equipment	2,657	2,769	2,735

Total assets	$8,472	$8,598	$8,871

CONDENSED CONSOLIDATED BALANCE SHEETS — Continued

	September 30,	December 31,	September 30,
	2013	2012	2012
Liabilities and Share Owners’ Equity
Current liabilities:
Short-term loans and long-term debt due within one year	$366	$319	$356
Current portion of asbestos-related liabilities	155	155	165
Accounts payable	989	1,032	853
Other liabilities	577	656	664

Total current liabilities	2,087	2,162	2,038

Long-term debt	3,298	3,454	3,537
Deferred taxes	195	182	209
Pension benefits	803	846	792
Nonpension postretirement benefits	199	264	269
Other liabilities	315	329	370
Asbestos-related liabilities	198	306	220
Commitments and contingencies
Share owners’ equity:
Share owners’ equity of the Company:
Common stock, par value $.01 per share, 250,000,000 shares authorized, 183,370,740, 181,865,751, and 181,804,174 shares issued (including treasury shares), respectively	2	2	2
Capital in excess of par value	3,034	3,005	3,002
Treasury stock, at cost, 18,426,348, 17,901,925, and 17,274,300 shares, respectively	(442)	(425)	(413)
Retained earnings (loss)	136	(195)	(35)
Accumulated other comprehensive loss	(1,520)	(1,506)	(1,270)

Total share owners’ equity of the Company	1,210	881	1,286
Noncontrolling interests	167	174	150

Total share owners’ equity	1,377	1,055	1,436

Total liabilities and share owners’ equity	$8,472	$8,598	$8,871

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED CASH FLOWS

 (Dollars in millions)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net earnings	$347	$359
Loss from discontinued operations	15	4
Non-cash charges (credits):
Depreciation	264	287
Amortization of intangibles and other deferred items	33	25
Amortization of finance fees and debt discount	24	24
Pension expense	77	69
Restructuring, asset impairment and related charges	10	33
Other	76	23
Pension contributions	(23)	(76)
Asbestos-related payments	(108)	(86)
Cash paid for restructuring activities	(54)	(47)
Change in non-current assets and liabilities	(103)	(59)
Change in components of working capital	(309)	(325)
Cash provided by continuing operating activities	249	231
Cash utilized in discontinued operating activities	(7)	(4)
Total cash provided by operating activities	242	227
Cash flows from investing activities:
Additions to property, plant and equipment	(239)	(178)
Acquisitions, net of cash acquired		(5)
Net cash proceeds related to sale of assets and other	6	49
Proceeds from collection of (payments to fund) minority partner loan	(16)	9
Cash utilized in investing activities	(249)	(125)
Cash flows from financing activities:
Additions to long-term debt	704	119
Repayments of long-term debt	(909)	(275)
Increase (decrease) in short-term loans	46	(11)
Net receipts (payments) for hedging activity	(13)	25
Payment of finance fees	(7)
Dividends paid to noncontrolling interests	(21)	(24)
Treasury shares purchased	(20)	(14)
Issuance of common stock and other	22	1
Cash utilized in financing activities	(198)	(179)
Effect of exchange rate fluctuations on cash	(7)	13
Decrease in cash	(212)	(64)
Cash at beginning of period	431	400
Cash at end of period	$219	$336

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

Financial information for the three and nine months ended September 30, 2013 and 2012 regarding the Company’s reportable segments is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales:
Europe	$733	$652	$2,129	$2,088
North America	529	513	1,525	1,511
South America	282	323	820	882
Asia Pacific	236	254	714	741

Reportable segment totals	1,780	1,742	5,188	5,222
Other	4	5	18	30
Net sales	$1,784	$1,747	$5,206	$5,252

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Segment operating profit:
Europe	$97	$74	$267	$289
North America	87	75	254	249
South America	42	69	132	154
Asia Pacific	33	27	99	79
Reportable segment totals	259	245	752	771

Items excluded from segment operating profit:
Retained corporate costs and other	(27)	(26)	(92)	(82)
Restructuring, asset impairment and related charges		(33)	(10)	(33)
Interest income	2	2	6	7
Interest expense	(56)	(61)	(184)	(187)
Earnings from continuing operations before income taxes	$178	$127	$472	$476

Financial information regarding the Company’s total assets is as follows:

	September 30,	December 31,	September 30,
	2013	2012	2012
Total assets:
Europe	$3,515	$3,362	$3,510
North America	2,007	1,994	2,058
South America	1,499	1,655	1,658
Asia Pacific	1,228	1,349	1,371

Reportable segment totals	8,249	8,360	8,597
Other	223	238	274
Consolidated totals	$8,472	$8,598	$8,871

2.  Inventories

Major classes of inventory are as follows:

	September 30,	December 31,	September 30,
	2013	2012	2012

Finished goods	$1,011	$957	$1,054
Raw materials	120	137	128
Operating supplies	47	45	46

	$1,178	$1,139	$1,228

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

Commodity Futures Contracts Designated as Cash Flow Hedges

In North America, the Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows.  The Company continually evaluates the natural gas market and related price risk and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements.  The majority of the sales volume in North America is tied to customer contracts that contain provisions that pass the price of natural gas to the customer.  In certain of these contracts, the customer has the option of fixing the natural gas price component for a specified period of time.  At September 30, 2013 and 2012, the Company had entered into commodity futures contracts covering approximately 6,600,000 MM BTUs and 6,300,000 MM BTUs, respectively, primarily related to customer requests to lock the price of natural gas.

The Company accounts for the above futures contracts as cash flow hedges at September 30, 2013 and recognizes them on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owners’ equity (“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. At September 30, 2013 and 2012, an unrecognized loss of $1 million and an immaterial unrecognized gain, respectively, related to the commodity futures contracts were included in Accumulated OCI, and will be reclassified into earnings over the next twelve to twenty-four months.  Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings. The ineffectiveness related to these natural gas hedges for the three and nine months ended September 30, 2013 and 2012 was not material.

The effect of the commodity futures contracts on the results of operations for the three months ended September 30, 2013 and 2012 is as follows:

		Amount of Gain (Loss)
		Reclassified from
Amount of Gain (Loss)		Accumulated OCI into
Recognized in OCI on		Income (reported in
Commodity Futures Contracts		manufacturing, shipping, and
(Effective Portion)		delivery) (Effective Portion)
2013	2012	2013	2012

$—	$1	$—	$(2)

The effect of the commodity futures contracts on the results of operations for the nine months ended September 30, 2013 and 2012 is as follows:

		Amount of Loss
		Reclassified from
Amount of Loss		Accumulated OCI into
Recognized in OCI on		Income (reported in
Commodity Futures Contracts		manufacturing, shipping, and
(Effective Portion)		delivery) (Effective Portion)
2013	2012	2013	2012

$—	$(1)	$—	$(7)

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

At September 30, 2013 and 2012, various subsidiaries of the Company had outstanding foreign exchange contracts denominated in various currencies covering the equivalent of approximately $740 million and $640 million, respectively, related primarily to intercompany transactions and loans.

The effect of the foreign exchange contracts on the results of operations for the three months ended September 30, 2013 and 2012 is as follows:

	Amount of Loss
Location of Loss	Recognized in Income on
Recognized in Income on	Foreign Exchange Contracts
Foreign Exchange Contracts	2013	2012

Other expense	$(7)	$(1)

The effect of the foreign exchange contracts on the results of operations for the nine months ended September 30, 2013 and 2012 is as follows:

	Amount of Gain (Loss)
Location of Gain (Loss)	Recognized in Income on
Recognized in Income on	Foreign Exchange Contracts
Foreign Exchange Contracts	2013	2012

Other expense	$(19)	$9

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

	Balance	Fair Value
	Sheet Location	September 30, 2013	December 31, 2012	September 30, 2012

Asset Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	a	$—	$—	$1

Derivatives not designated as hedging instruments:
Foreign exchange contracts	a	4	4	2
Foreign exchange contracts	b			1
Total derivatives not designated as hedging instruments		4	4	3
Total asset derivatives		$4	$4	$4

Liability Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	c	$1	$1	$1

Derivatives not designated as hedging instruments:
Foreign exchange contracts	c	12	9	4
Total liability derivatives		$13	$10	$5

4.  Restructuring Accruals

Selected information related to the restructuring accruals for the three months ended September 30, 2013 and 2012 is as follows:

	European Asset Optimization	Asia Pacific Restructuring	Other Restructuring Actions	Total Restructuring

Balance at July 1, 2013	$31	$3	$49	$83
Net cash paid, principally severance and related benefits	(5)		(2)	(7)
Other, including foreign exchange translation	1	(1)	(4)	(4)
Balance at September 30, 2013	$27	$2	$43	$72

	European Asset Optimization	Asia Pacific Restructuring	Other Restructuring Actions	Total Restructuring

Balance at July 1, 2012	$2	$3	$51	$56
Charges	9	27	(3)	33
Write-down of assets to net realizable value	(2)	(14)		(16)
Net cash paid, principally severance and related benefits			(7)	(7)
Other, including foreign exchange translation			4	4
Balance at September 30, 2012	$9	$16	$45	$70

Selected information related to the restructuring accruals for the nine months ended September 30, 2013 and 2012 is as follows:

	European Asset Optimization	Asia Pacific Restructuring	Other Restructuring Actions	Total Restructuring

Balance at January 1, 2013	$53	$6	$64	$123
Charges	7	2	1	10
Write-down of assets to net realizable value	(2)			(2)
Net cash paid, principally severance and related benefits	(32)	(5)	(17)	(54)
Other, including foreign exchange translation	1	(1)	(5)	(5)
Balance at September 30, 2013	$27	$2	$43	$72

	European Asset Optimization	Asia Pacific Restructuring	Other Restructuring Actions	Total Restructuring

Balance at January 1, 2012	$12	$17	$74	$103
Charges	10	26	(3)	33
Write-down of assets to net realizable value	(2)	(14)	(2)	(18)
Net cash paid, principally severance and related benefits	(12)	(13)	(22)	(47)
Other, including foreign exchange translation	1		(2)	(1)
Balance at September 30, 2012	$9	$16	$45	$70

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

European Asset Optimization

During the nine months ended September 30, 2013, the Company recorded charges of $7 million related to the European Asset Optimization program. These charges represented additional employee costs that the Company was required to record for the furnace closures announced during the fourth quarter of 2012.

During the three months ended September 30, 2012, the Company recorded charges of $9 million for employee costs and asset impairments related to the closure of a furnace in Europe.

Asia Pacific Restructuring

During the three months ended September 30, 2012, the Company recorded charges of $27 million for employee costs and asset impairments related to the closure of a furnace in Asia Pacific.

5.  Pensions Benefit Plans and Other Postretirement Benefits

The components of the net periodic pension cost for the three months ended September 30, 2013 and 2012 are as follows:

	U.S.		Non-U.S.
	2013	2012	2013	2012
Service cost	$6	$6	$9	$10
Interest cost	26	29	17	18
Expected asset return	(45)	(46)	(23)	(22)

Amortization:
Actuarial loss	28	24	7	6

Net periodic pension cost	$15	$13	$10	$12

The components of the net periodic pension cost for the nine months ended September 30, 2013 and 2012 are as follows:

	U.S.		Non-U.S.
	2013	2012	2013	2012
Service cost	$20	$20	$25	$23
Interest cost	80	86	51	55
Expected asset return	(137)	(138)	(68)	(66)

Amortization:
Actuarial loss	83	72	23	17

Net periodic pension cost	$46	$40	$31	$29

The U.S. pension expense for the nine months ended September 30, 2013 excludes $8 million of special termination benefits that were recorded in discontinued operations.

The components of the net postretirement benefit cost for the three months ended September 30, 2013 and 2012 are as follows:

	U.S.		Non-U.S.
	2013	2012	2013	2012
Service cost	$—	$—	$—	$—
Interest cost	2	2	1	1

Amortization:
Prior service credit	(2)
Actuarial loss	1

Net amortization	(1)	—	—	—

Net postretirement benefit cost	$1	$2	$1	$1

The components of the net postretirement benefit cost for the nine months ended September 30, 2013 and 2012 are as follows:

	U.S.		Non-U.S.
	2013	2012	2013	2012
Service cost	$—	$1	$1	$1
Interest cost	4	6	3	3
Curtailment gain	(5)

Amortization:
Prior service credit	(6)	(2)
Actuarial loss	3	3

Net amortization	(3)	1	—	—

Net postretirement benefit cost	$(4)	$8	$4	$4

During the nine months ended September 30, 2013, the Company recorded a curtailment gain related to modifications made to one of its U.S. postretirement benefit plans that reduced or eliminated certain health care and life insurance benefits. These modifications also resulted in a $55 million reduction in the postretirement benefit obligation that was recognized in accumulated other comprehensive income.

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

The Company records a liability for unrecognized tax benefits related to uncertain tax positions.  The Company believes that it is reasonably possible that the estimated liability could decrease up to $15 million within the next 12 months.  This is primarily the result of audit settlements or statute expirations in several taxing jurisdictions.

7.  Debt

The following table summarizes the long-term debt of the Company:

	September 30,	December 31,	September 30,
	2013	2012	2012
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$—	$—
Term Loans:
Term Loan A		53	125
Term Loan B	450	525	548
Term Loan C (81 million CAD at September 30, 2013)	79	102	113
Term Loan D (€99 million at September 30, 2013)	133	163	173
Senior Notes:
3.00%, Exchangeable, due 2015	612	642	637
7.375%, due 2016	592	591	590
6.875%, due 2017 (€300 million)		396	388
6.75%, due 2020 (€500 million)	675	660	647
4.875%, due 2021 (€330 million)	446
Senior Debentures:
7.80%, due 2018	250	250	250
Other	79	95	103
Total long-term debt	3,316	3,477	3,574
Less amounts due within one year	18	23	37
Long-term debt	$3,298	$3,454	$3,537

On May 19, 2011, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  At September 30, 2013, the Agreement included a $900 million revolving credit facility, a $450 million term loan, an 81 million Canadian dollar term loan, and a €99 million term loan, each of which has a final maturity date of May 19, 2016. During 2013, the Company’s subsidiary borrowers repaid 51 million Australian dollars on Term Loan A, $75 million on Term Loan B, 21 million Canadian dollars on Term Loan C and €24 million on Term Loan D under the Agreement. At September 30, 2013, the Company’s subsidiary borrowers had unused credit of $817 million available under the Agreement.

The weighted average interest rate on borrowings outstanding under the Agreement at September 30, 2013 was 2.02%.

During the nine months ended September 30, 2013, a subsidiary of the Company repurchased $46 million of the 2015 Exchangeable Notes. The amount by which the cash paid exceeded the fair value of the notes repurchased was recorded as a reduction to share owners’ equity. The Company recorded $3 million of additional interest charges for the loss on debt extinguishment and the related write-off of unamortized finance fees.

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

The Company has a €215 million European accounts receivable securitization program, which extends through September 2016, subject to periodic renewal of backup credit lines.  Information related to the Company’s accounts receivable securitization program is as follows:

	September 30,	December 31,	September 30,
	2013	2012	2012

Balance (included in short-term loans)	$287	$264	$276

Weighted average interest rate	1.23%	1.33%	1.13%

The carrying amounts reported for the accounts receivable securitization program, and certain long-term debt obligations subject to frequently redetermined interest rates, approximate fair value.  Fair values for the Company’s significant fixed rate debt obligations are based on published market quotations, and are classified as Level 1 in the fair value hierarchy.

Fair values at September 30, 2013 of the Company’s significant fixed rate debt obligations are as follows:

		Indicated
	Principal	Market	Fair
	Amount	Price	Value
Senior Notes:
3.00%, Exchangeable, due 2015	$644	103.43	$666
7.375%, due 2016	600	113.00	678
6.75%, due 2020 (€500 million)	675	113.79	768
4.875%, due 2021 (€330 million)	446	102.48	457
Senior Debentures:
7.80%, due 2018	250	114.64	287

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

As of September 30, 2013, the Company has determined that it is a named defendant in asbestos lawsuits and claims involving approximately 2,600 plaintiffs and claimants.  Based on an analysis of the lawsuits pending as of December 31, 2012, approximately 66% of plaintiffs either do not specify the monetary damages sought, or in the case of court filings, claim an amount sufficient to invoke the jurisdictional minimum of the trial court.  Approximately 30% of plaintiffs specifically plead damages of $15 million or less, and 4% of plaintiffs specifically plead damages greater than $15 million but less than $100 million.  Fewer than 1% of plaintiffs specifically plead damages equal to or greater than $100 million.

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

Since receiving its first asbestos claim, the Company as of September 30, 2013, has disposed of the asbestos claims of approximately 392,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $8,600.  Certain of these dispositions have included deferred amounts payable over time.  Deferred amounts payable totaled approximately $8 million at September 30, 2013 ($24 million at December 31, 2012) and are included in the foregoing average indemnity payment per claim.  The Company’s asbestos indemnity payments have varied on a per claim basis, and are expected to continue to vary considerably over time.  As discussed above, a part of the Company’s objective is to achieve, where possible, resolution of asbestos claims pursuant to claims-handling agreements.  Failure of claimants to meet certain medical and product exposure criteria in the Company’s administrative claims handling agreements has generally reduced the number of marginal or suspect claims that would otherwise have been received.  In addition, certain courts and legislatures have reduced or eliminated the number of marginal or suspect claims that the Company otherwise would have received.  These developments generally have had the effect of increasing the Company’s per-claim average indemnity payment.

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

The Company received a non-income tax assessment from a foreign tax authority for approximately $90 million (including penalties and interest). The Company challenged this assessment, but the tax authority’s position was upheld in court. The Company strongly disagrees with this ruling and believes it to be contradictory to other court rulings in the Company’s favor. Although the Company cannot predict the ultimate outcome of this case, it believes that it is probable that the tax authority’s assessment will be overturned by a higher court, and therefore, the Company has not established an accrual. In order to contest the lower court rulings, legal rules require the Company to deposit the amount of the tax assessment, which will be remitted in monthly installments over the next twenty-four months. A favorable ruling by the higher court will result in a return to the Company of amounts paid. An unfavorable ruling will result in the forfeiture of the deposit, a charge of approximately $60 million and a non-income tax refund of $30 million.  As of September 30, 2013, the Company has made installment payments totaling $34 million, which is included in Other assets on the balance sheet.

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

9.  Share Owners’ Equity

The activity in share owners’ equity for the three months ended September 30, 2013 and 2012 is as follows:

	Share Owners’ Equity of the Company
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings (Loss)	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Share Owners’ Equity

Balance on July 1, 2013	$2	$3,018	$(433)	$6	$(1,559)	$160	$1,194
Issuance of common stock (0.9 million shares)		15					15
Reissuance of common stock (0.05 million shares)			1				1
Treasury shares purchased (0.4 million shares)			(10)				(10)
Stock compensation		1					1
Comprehensive income:
Net earnings				130		6	136
Foreign currency translation adjustments					21		21
Pension and other postretirement benefit adjustments, net of tax					18		18
Contributions from noncontrolling interests						1	1
Balance on September 30, 2013	$2	$3,034	$(442)	$136	$(1,520)	$167	$1,377

	Share Owners’ Equity of the Company
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Loss	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Share Owners’ Equity

Balance on July 1, 2012	$2	$3,000	$(402)	$(125)	$(1,373)	$142	$1,244
Issuance of common stock (0.1 million shares)		1					1
Reissuance of common stock (0.1 million shares)		(1)	3				2
Treasury shares purchased (0.7 million shares)			(14)				(14)
Stock compensation		2					2
Comprehensive income:
Net earnings				90		7	97
Foreign currency translation adjustments					84	2	86
Pension and other postretirement benefit adjustments, net of tax					16		16
Change in fair value of derivative instruments					3		3
Dividends paid to noncontrolling interests on subsidiary common stock						(1)	(1)
Balance on September 30, 2012	$2	$3,002	$(413)	$(35)	$(1,270)	$150	$1,436

The activity in share owners’ equity for the nine months ended September 30, 2013 and 2012 is as follows:

	Share Owners’ Equity of the Company
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings (Loss)	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Share Owners’ Equity

Balance on January 1, 2013	$2	$3,005	$(425)	$(195)	$(1,506)	$174	$1,055
Issuance of common stock (1.3 million shares)		22					22
Reissuance of common stock (0.2 million shares)			3				3
Treasury shares purchased (0.7 million shares)			(20)				(20)
Repurchase of exchangeable notes		(1)					(1)
Stock compensation		8					8
Comprehensive income:
Net earnings				331		16	347
Foreign currency translation adjustments					(167)	(6)	(173)
Pension and other postretirement benefit adjustments, net of tax					153		153
Dividends paid to noncontrolling interests on subsidiary common stock						(21)	(21)
Contributions from noncontrolling interests						4	4
Balance on September 30, 2013	$2	$3,034	$(442)	$136	$(1,520)	$167	$1,377

	Share Owners’ Equity of the Company
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Loss	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Share Owners’ Equity

Balance on January 1, 2012	$2	$2,991	$(405)	$(379)	$(1,321)	$153	$1,041
Issuance of common stock (0.2 million shares)		3					3
Reissuance of common stock (0.2 million shares)		(1)	6				5
Treasury shares purchased (0.7 million shares)			(14)				(14)
Stock compensation		9					9
Comprehensive income:
Net earnings				344		15	359
Foreign currency translation adjustments					(28)	6	(22)
Pension and other postretirement benefit adjustments, net of tax					73		73
Change in fair value of derivative instrument					6		6
Dividends paid to noncontrolling interests on subsidiary common stock						(24)	(24)
Balance on September 30, 2012	$2	$3,002	$(413)	$(35)	$(1,270)	$150	$1,436

During the nine months ended September 30, 2013, the Company purchased 700,000 shares of its common stock for $20 million pursuant to authorization by its Board of Directors in August 2012 to purchase up to $75 million of the Company’s common stock until December 31, 2013.

10. Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three months ended September 30, 2013 is as follows:

	Net Effect of Exchange Rate Fluctuations	Change in Certain Derivative Instruments	Employee Benefit Plans	Total Accumulated Other Comprehensive Loss

Balance on July 1, 2013	$267	$(14)	$(1,812)	$(1,559)

Change before reclassifications	21			21
Amounts reclassified from accumulated other comprehensive income			34 (a)	34
Translation effect			(14)	(14)
Tax effect			(2)	(2)

Other comprehensive income attributable to the Company	21	—	18	39
Balance on September 30, 2013	$288	$(14)	$(1,794)	$(1,520)

The activity in accumulated other comprehensive loss for the nine months ended September 30, 2013 is as follows:

	Net Effect of Exchange Rate Fluctuations	Change in Certain Derivative Instruments	Employee Benefit Plans	Total Accumulated Other Comprehensive Loss

Balance on January 1, 2013	$455	$(14)	$(1,947)	$(1,506)

Change before reclassifications	(167)		55	(112)
Amounts reclassified from accumulated other comprehensive income			103 (a)	103
Translation effect			1	1
Tax effect			(6)	(6)

Other comprehensive income attributable to the Company	(167)	—	153	(14)
Balance on September 30, 2013	$288	$(14)	$(1,794)	$(1,520)

(a)         Amount is included in the computation of net periodic pension cost and net postretirement benefit cost (see Note 5 for additional information).

11. Other Expense

Other expense for the nine months ended September 30, 2013 includes charges of $10 million for restructuring, asset impairment and related charges.  See Note 4 for additional information.

Other expense for the three months ended September 30, 2012 includes charges for restructuring, asset impairment and related charges of $9 million in the Company’s Europe segment and $27 million in the Asia Pacific segment, primarily related to the closure of a furnace in each segment. Other expense for the three months ended September 30, 2012 also includes a $3 million gain related to the sale of a previously closed facility in North America. See Note 4 for additional information.

12. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,
	2013	2012
Numerator:
Net earnings attributable to the Company	$130	$90

Denominator (in thousands):
Denominator for basic earnings per share - weighted average shares outstanding	164,546	164,800

Effect of dilutive securities:
Stock options and other	1,435	965

Denominator for diluted earnings per share - adjusted weighted average shares outstanding	165,981	165,765

Basic earnings per share:
Earnings from continuing operations	$0.80	$0.55
Loss from discontinued operations	(0.01)	(0.01)
Net earnings	$0.79	$0.54

Diluted earnings per share:
Earnings from continuing operations	$0.79	$0.55
Loss from discontinued operations	(0.01)	(0.01)
Net earnings	$0.78	$0.54

Options to purchase 1,355,622 and 2,615,389 weighted average shares of common stock which were outstanding during the three months ended September 30, 2013 and 2012, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

	Nine months ended September 30,
	2013	2012
Numerator:
Net earnings attributable to the Company	$331	$344

Denominator (in thousands):
Denominator for basic earnings per share - weighted average shares outstanding	164,330	164,614

Effect of dilutive securities:
Stock options and other	1,409	1,350

Denominator for diluted earnings per share - adjusted weighted average shares outstanding	165,739	165,964

Basic earnings per share:
Earnings from continuing operations	$2.10	$2.11
Loss from discontinued operations	(0.09)	(0.03)
Net earnings	$2.01	$2.08

Diluted earnings per share:
Earnings from continuing operations	$2.08	$2.10
Loss from discontinued operations	(0.09)	(0.03)
Net earnings	$1.99	$2.07

Options to purchase 1,505,341 and 2,144,413 weighted average shares of common stock which were outstanding during the nine months ended September 30, 2013 and 2012, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

The 2015 Exchangeable Notes have a dilutive effect only in those periods in which the Company’s average stock price exceeds the exchange price of $47.47 per share.  For the three and nine months ended September 30, 2013 and 2012, the Company’s average stock price did not exceed the exchange price.  Therefore, the potentially issuable shares resulting from the settlement of the 2015 Exchangeable Notes were not included in the calculation of diluted earnings per share.

13.  Supplemental Cash Flow Information

	Nine months ended September 30,
	2013	2012

Interest paid in cash	$180	$187

Income taxes paid in cash:
U.S.	$1	$2
Non-U.S.	96	102
Total income taxes paid in cash	$97	$104

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

The loss from discontinued operations of $15 million for the nine months ended September 30, 2013 includes $8 million of special termination benefits related to a previously disposed business and $7 million for ongoing costs related to the Venezuela expropriation.

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

	September 30, 2013
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Accounts receivable	$—	$—	$1,172	$—	$1,172
Inventories			1,178		1,178
Other current assets			322		322

Total current assets	—	—	2,672	—	2,672
Investments in and advances to subsidiaries	1,813	1,563		(3,376)	—

Goodwill			2,059		2,059
Other non-current assets			1,084		1,084

Total other assets	1,813	1,563	3,143	(3,376)	3,143

Property, plant and equipment, net			2,657		2,657

Total assets	$1,813	$1,563	$8,472	$(3,376)	$8,472

Current liabilities :
Accounts payable and accrued liabilities	$—	$—	$1,566	$—	$1,566
Current portion of asbestos liability	155				155
Short-term loans and long-term debt due within one year			366		366

Total current liabilities	155	—	1,932	—	2,087

Long-term debt	250		3,298	(250)	3,298
Asbestos-related liabilities	198				198
Other non-current liabilities			1,512		1,512
Total share owners’ equity of the Company	1,210	1,563	1,563	(3,126)	1,210
Noncontrolling interests			167		167

Total liabilities and share owners’ equity	$1,813	$1,563	$8,472	$(3,376)	$8,472

	December 31, 2012
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Accounts receivable	$—	$—	$968	$—	$968
Inventories			1,139		1,139
Other current assets			541		541

Total current assets	—	—	2,648	—	2,648
Investments in and advances to subsidiaries	1,592	1,342		(2,934)	—

Goodwill			2,079		2,079
Other non-current assets			1,102		1,102

Total other assets	1,592	1,342	3,181	(2,934)	3,181

Property, plant and equipment, net			2,769		2,769

Total assets	$1,592	$1,342	$8,598	$(2,934)	$8,598

Current liabilities :
Accounts payable and accrued liabilities	$—	$—	$1,688	$—	$1,688
Current portion of asbestos liability	155				155
Short-term loans and long-term debt due within one year			319		319

Total current liabilities	155	—	2,007	—	2,162

Long-term debt	250		3,454	(250)	3,454
Asbestos-related liabilities	306				306
Other non-current liabilities			1,621		1,621
Total share owners’ equity of the Company	881	1,342	1,342	(2,684)	881
Noncontrolling interests			174		174

Total liabilities and share owners’ equity	$1,592	$1,342	$8,598	$(2,934)	$8,598

	September 30, 2012
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Accounts receivable	$—	$—	$1,133	$—	$1,133
Inventories			1,228		1,228
Other current assets			427		427

Total current assets	—	—	2,788	—	2,788
Investments in and advances to subsidiaries	1,921	1,671		(3,592)	—

Goodwill			2,065		2,065
Other non-current assets			1,283		1,283

Total other assets	1,921	1,671	3,348	(3,592)	3,348

Property, plant and equipment, net			2,735		2,735

Total assets	$1,921	$1,671	$8,871	$(3,592)	$8,871

Current liabilities :
Accounts payable and accrued liabilities	$—	$—	$1,517	$—	$1,517
Current portion of asbestos liability	165				165
Short-term loans and long-term debt due within one year			356		356

Total current liabilities	165	—	1,873	—	2,038

Long-term debt	250		3,537	(250)	3,537
Asbestos-related liabilities	220				220
Other non-current liabilities			1,640		1,640
Total share owners’ equity of the Company	1,286	1,671	1,671	(3,342)	1,286
Noncontrolling interests			150		150

Total liabilities and share owners’ equity	$1,921	$1,671	$8,871	$(3,592)	$8,871

	Three months ended September 30, 2013
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$1,784	$—	$1,784
Manufacturing, shipping and delivery			(1,432)		(1,432)

Gross profit	—	—	352	—	352

Research, engineering, selling, administrative, and other			(148)		(148)
Net intercompany interest	5		(5)		—
Interest expense	(5)		(51)		(56)
Interest income			2		2
Equity earnings from subsidiaries	130	130		(260)	—
Other equity earnings			16		16
Other income			12		12

Earnings before income taxes	130	130	178	(260)	178
Provision for income taxes			(40)		(40)

Earnings from continuing operations	130	130	138	(260)	138
Loss from discontinued operations			(2)		(2)

Net earnings	130	130	136	(260)	136
Net earnings attributable to noncontrolling interests			(6)		(6)

Net earnings attributable to the Company	$130	$130	$130	$(260)	$130

	Three months ended September 30, 2013
			Non-
		Guarantor	Guarantor
Comprehensive Income	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net earnings	$130	$130	$136	$(260)	$136
Other comprehensive income (loss)	39	39	12	(51)	39

Total comprehensive income (loss)	169	169	148	(311)	175

Comprehensive income attributable to noncontrolling interests			(6)		(6)

Comprehensive income attributable to the Company	$169	$169	$142	$(311)	$169

	Three months ended September 30, 2012
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$1,747	$—	$1,747
Manufacturing, shipping and delivery			(1,405)		(1,405)

Gross profit	—	—	342	—	342

Research, engineering, selling, administrative, and other			(180)		(180)
Net intercompany interest	5		(5)		—
Interest expense	(5)		(56)		(61)
Interest income			2		2
Equity earnings from subsidiaries	90	90		(180)	—
Other equity earnings			16		16
Other income			8		8

Earnings from continuing operations before income taxes	90	90	127	(180)	127
Provision for income taxes			(28)		(28)

Earnings from continuing operations	90	90	99	(180)	99
Loss from discontinued operations			(2)		(2)

Net earnings	90	90	97	(180)	97
Net earnings attributable to noncontrolling interests			(7)		(7)

Net earnings attributable to the Company	$90	$90	$90	$(180)	$90

	Three months ended September 30, 2012
			Non-
		Guarantor	Guarantor
Comprehensive Income	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net earnings	$90	$90	$97	$(180)	$97
Other comprehensive income (loss)	103	103	81	(182)	105

Total comprehensive income (loss)	193	193	178	(362)	202

Comprehensive income attributable to noncontrolling interests			(9)		(9)

Comprehensive income attributable to the Company	$193	$193	$169	$(362)	$193

	Nine months ended September 30, 2013
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$5,206	$—	$5,206
Manufacturing, shipping and delivery			(4,166)		(4,166)

Gross profit	—	—	1,040	—	1,040

Research, engineering, selling, administrative, and other			(465)		(465)
Net intercompany interest	15		(15)		—
Interest expense	(15)		(169)		(184)
Interest income			6		6
Equity earnings from subsidiaries	331	331		(662)	—
Other equity earnings			49		49
Other income			26		26

Earnings before income taxes	331	331	472	(662)	472
Provision for income taxes			(110)		(110)

Earnings from continuing operations	331	331	362	(662)	362
Loss from discontinued operations			(15)		(15)

Net earnings	331	331	347	(662)	347
Net earnings attributable to noncontrolling interests			(16)		(16)

Net earnings attributable to the Company	$331	$331	$331	$(662)	$331

	Nine months ended September 30, 2013
			Non-
		Guarantor	Guarantor
Comprehensive Income	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net earnings	$331	$331	$347	$(662)	$347
Other comprehensive income (loss)	(14)	(14)	(100)	108	(20)
Total comprehensive income (loss)	317	317	247	(554)	327
Comprehensive income attributable to noncontrolling interests			(10)		(10)
Comprehensive income attributable to the Company	$317	$317	$237	$(554)	$317

	Nine months ended September 30, 2012
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$5,252	$—	$5,252
Manufacturing, shipping and delivery			(4,156)		(4,156)

Gross profit	—	—	1,096	—	1,096

Research, engineering, selling, administrative, and other			(510)		(510)
Net intercompany interest	15		(15)		—
Interest expense	(15)		(172)		(187)
Interest income			7		7
Equity earnings from subsidiaries	344	344		(688)	—
Other equity earnings			47		47
Other income			23		23

Earnings from continuing operations before income taxes	344	344	476	(688)	476
Provision for income taxes			(113)		(113)

Earnings from continuing operations	344	344	363	(688)	363
Loss from discontinued operations			(4)		(4)

Net earnings	344	344	359	(688)	359
Net earnings attributable to noncontrolling interests			(15)		(15)

Net earnings attributable to the Company	$344	$344	$344	$(688)	$344

	Nine months ended September 30, 2012
			Non-
		Guarantor	Guarantor
Comprehensive Income	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net earnings	$344	$344	$359	$(688)	$359
Other comprehensive income (loss)	51	51	(16)	(29)	57
Total comprehensive income (loss)	395	395	343	(717)	416
Comprehensive income attributable to noncontrolling interests			(21)		(21)
Comprehensive income attributable to the Company	$395	$395	$322	$(717)	$395

	Nine months ended September 30, 2013
			Non-
		Guarantor	Guarantor
Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash provided by (used in) operating activities	$(108)	$—	$350	$—	$242
Cash used in investing activities			(249)		(249)
Cash provided by (used in) financing activities	108		(306)		(198)

Effect of exchange rate change on cash			(7)		(7)

Net change in cash	—	—	(212)	—	(212)
Cash at beginning of period			431		431

Cash at end of period	$—	$—	$219	$—	$219

	Nine months ended September 30, 2012
			Non-
		Guarantor	Guarantor
Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash provided by (used in) operating activities	$(86)	$—	$313	$—	$227
Cash used in investing activities			(125)		(125)
Cash provided by (used in) financing activities	86		(265)		(179)
Effect of exchange rate change on cash			13		13

Net change in cash	—	—	(64)	—	(64)
Cash at beginning of period			400		400

Cash at end of period	$—	$—	$336	$—	$336

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

Financial information for the three and nine months ended September 30, 2013 and 2012 regarding the Company’s reportable segments is as follows (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net Sales:
Europe	$733	$652	$2,129	$2,088
North America	529	513	1,525	1,511
South America	282	323	820	882
Asia Pacific	236	254	714	741

Reportable segment totals	1,780	1,742	5,188	5,222
Other	4	5	18	30
Net Sales	$1,784	$1,747	$5,206	$5,252

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Segment operating profit:
Europe	$97	$74	$267	$289
North America	87	75	254	249
South America	42	69	132	154
Asia Pacific	33	27	99	79
Reportable segment totals	259	245	752	771

Items excluded from segment operating profit:
Retained corporate costs and other	(27)	(26)	(92)	(82)
Restructuring, asset impairment and related charges		(33)	(10)	(33)
Interest income	2	2	6	7
Interest expense	(56)	(61)	(184)	(187)
Earnings from continuing operations before income taxes	178	127	472	476
Provision for income taxes	(40)	(28)	(110)	(113)
Earnings from continuing operations	138	99	362	363
Loss from discontinued operations	(2)	(2)	(15)	(4)
Net earnings	136	97	347	359
Net earnings attributable to noncontrolling interests	(6)	(7)	(16)	(15)
Net earnings attributable to the Company	$130	$90	$331	$344

Amounts attributable to the Company:
Earnings from continuing operations	$132	$92	$346	$348
Loss from discontinued operations	(2)	(2)	(15)	(4)
Net earnings	$130	$90	$331	$344

Note:  All amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Quarters ended September 30, 2013 and 2012

Third Quarter 2013 Highlights

•                  Net sales higher due to improved pricing and 2% increase in glass container shipments, partially offset by unfavorable foreign currency exchange rate changes.

•                  Segment operating profit higher due to benefits realized from permanent footprint adjustments, higher sales and production volumes and other global cost control initiatives, partially offset by cost inflation and unfavorable foreign currency exchange rate changes.

Net sales were $37 million higher than the prior year due to higher selling prices and a 2% increase in glass container shipments, driven by higher sales volumes in Europe, North America and Asia Pacific. The impact of higher selling prices and sales volumes was partially offset by unfavorable foreign currency exchange rate changes.

Segment operating profit for reportable segments was $14 million higher than the prior year. Benefits realized from permanent footprint adjustments made in Europe and Asia Pacific, higher sales and production volumes and other global cost control initiatives were partially offset by cost inflation in excess of higher selling prices and the unfavorable effects of foreign currency exchange rate changes.

Interest expense for the third quarter of 2013 decreased $5 million compared to the third quarter of 2012. The decrease was due to debt reduction initiatives and lower interest rates.

Net earnings from continuing operations attributable to the Company for the third quarter of 2013 was $132 million, or $0.79 per share (diluted), compared with $92 million, or $0.55 per share (diluted), for the third quarter of 2012. Earnings in the third quarter of 2012 included items that management considered not representative of ongoing operations. These items decreased net earnings attributable to the Company in the third quarter of 2012 by $23 million, or $0.14 per share. There were no items that management considered not representative of ongoing operations in the third quarter of 2013.

Results of Operations — Third Quarter of 2013 compared with Third Quarter of 2012

Net Sales

The Company’s net sales in the third quarter of 2013 were $1,784 million compared with $1,747 million for the third quarter of 2012, an increase of $37 million, or 2%. The increase in net sales was partly due to higher selling prices. In addition, glass container shipments, in tonnes, were up 2% in the third quarter of 2013 compared to the third quarter of 2012, as higher sales volumes in Europe, North America and Asia Pacific offset declines in South America. The unfavorable effect of foreign currency exchange rate changes decreased net sales, primarily due to a weaker Brazilian real and Australian dollar, partially offset by a stronger euro.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales - 2012		$1,742
Price	$28
Sales volume	27
Effects of changing foreign currency rates	(17)

Total effect on net sales		38
Net sales - 2013		$1,780

Europe:  Net sales in Europe in the third quarter of 2013 were $733 million compared with $652 million for the third quarter of 2012, an increase of $81 million, or 12%. Higher glass container shipments in the third quarter of 2013, which were up 7% compared to the third quarter of 2012, increased net sales by $46 million. The higher sales volume in the quarter was primarily due to increases in the wine, food and beer categories. The favorable effect of foreign currency exchange rate changes increased net sales by $36 million in the current year as the Euro strengthened in relation to the U.S. dollar. Slightly higher selling prices were offset by unfavorable product mix during the quarter.

North America:  Net sales in North America in the third quarter of 2013 were $529 million compared with $513 million for the third quarter of 2012, an increase of $16 million, or 3%. The increase in net sales was primarily due to higher selling prices of $13 million in the third quarter of 2013 as the Company increased prices to recover cost inflation. Glass container shipments were up 1% in the quarter compared to the prior year, driven by increases in the non-alcoholic beverage, spirits and wine categories, partially offset by lower shipments of food containers.

South America:  Net sales in South America in the third quarter of 2013 were $282 million compared with $323 million for the third quarter of 2012, a decrease of $41 million, or 13%. The unfavorable effects of foreign currency exchange rate changes decreased net sales $28 million in the third quarter of 2013 compared to 2012, principally due to an 11% decline in the Brazilian real in relation to the U.S. dollar. Lower glass container shipments in the third quarter of 2013, which were down 9% compared to the third quarter of 2012, decreased net sales by $27 million. The lower sales volume was primarily due to lower beer demand across the region and the impact of general strikes in Colombia in the mining, agriculture and transportation industries. Improved pricing in the current quarter benefited net sales by $14 million.

Asia Pacific:  Net sales in Asia Pacific in the third quarter of 2013 were $236 million compared with $254 million for the third quarter of 2012, a decrease of $18 million, or 7%. The unfavorable effects of foreign currency exchange rate changes during the third quarter of 2013 decreased net sales by $22 million, primarily due to a 13% decline in the Australian dollar in relation to the U.S. dollar. The unfavorable currency exchange rate changes were partially offset by a 1% increase in glass container shipments and improved pricing.

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

Segment operating profit of reportable segments in the third quarter of 2013 was $259 million compared to $245 million for the third quarter of 2012, an increase of $14 million, or 6%. The increase in segment operating profit was mainly due to the higher sales volume discussed above and lower manufacturing and delivery costs, partly due to the benefits realized from the permanent footprint adjustments made in Europe and Asia Pacific over the past year, as well as other global cost control initiatives. The improvement in manufacturing and delivery costs was also the result of higher production levels in Europe, driven by the Company’s decision to better phase production over the course of the year. Cost inflation in the third quarter of 2013 exceeded higher selling prices.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Segment operating profit - 2012		$245
Price	$28
Cost inflation	(33)
Price / inflation spread	(5)
Sales volume	9
Manufacturing and delivery	10
Operating expenses and other	5
Effects of changing foreign currency rates	(5)

Total net effect on segment operating profit		14
Segment operating profit - 2013		$259

Europe:  Segment operating profit in Europe in the third quarter of 2013 was $97 million compared with $74 million in the third quarter of 2012, an increase of $23 million, or 31%. The improvement in segment operating profit was primarily due to $13 million from higher sales volumes and a $20 million decrease in manufacturing and delivery costs. The decrease in manufacturing and delivery costs was partly due to the benefits realized from the permanent footprint adjustments made over the last year and other cost control initiatives, as well as the result of the Company’s decision to better phase production over the course of the year. This action resulted in higher production levels in Europe during the third quarter of 2013 compared to the third quarter of 2012, when production curtailments increased manufacturing and delivery costs due to lower fixed cost absorption. Cost inflation for the quarter exceeded higher selling prices.

North America:  Segment operating profit in North America in the third quarter of 2013 was $87 million compared with $75 million in the third quarter of 2012, an increase of $12 million, or 16%.  Higher sales volume in the third quarter of 2013 increased segment operating profit by $2 million, while lower manufacturing and delivery costs, driven by cost control initiatives, added $5 million in the current quarter. The remainder of the increase in segment operating profit was due to higher selling prices in excess of cost inflation and operating expense cost reductions.

South America:  Segment operating profit in South America in the third quarter of 2013 was $42 million compared with $69 million in the third quarter of 2012, a decrease of $27 million, or 39%.  The decrease in segment operating profit was primarily due to $7 million from lower sales volumes and $20 million from higher manufacturing and delivery costs. Lower production volumes in the current quarter, due to lower sales volumes and the impact of the general strikes in Colombia, resulted in higher manufacturing and delivery costs due to lower fixed cost absorption. The region also recognized additional costs in the quarter for furnace repairs. The unfavorable effects of foreign currency exchange rate changes decreased segment operating profit, but were offset by higher selling prices in excess of cost inflation. The region was also negatively impacted by macroeconomic conditions in Argentina, where high cost inflation, among other issues, has created a challenging business environment.

Asia Pacific:  Segment operating profit in Asia Pacific in the third quarter of 2013 was $33 million compared with $27 million in the third quarter of 2012, an increase of $6 million, or 22%.  The increase in segment operating profit was primarily due to a $5 million decline in manufacturing and delivery costs driven by the benefits realized from the permanent footprint adjustments made over the past year. Segment operating profit also increased due to higher sales volume and other cost control initiatives in the third quarter of 2013. The benefit of higher selling prices in the quarter was more than offset by cost inflation. The unfavorable effects of foreign currency exchange rate changes decreased segment operating profit in the current quarter.

Interest Expense

Interest expense for the third quarter of 2013 was $56 million compared with $61 million for the third quarter of 2012. The decrease in interest expense was principally due to debt reduction initiatives and lower interest rates.

Earnings from Continuing Operations Attributable to the Company

For the third quarter of 2013, the Company recorded earnings from continuing operations attributable to the Company of $132 million, or $0.79 per share (diluted), compared to $92 million, or $0.55 per share (diluted), in the third quarter of 2012. Earnings in the third quarter of 2012 included items that management considered not representative of ongoing operations. These items decreased net earnings attributable to the Company in the third quarter of 2012 by $23 million, or $0.14 per share. There were no items that management considered not representative of ongoing operations in the third quarter of 2013.

Executive Overview — Nine Months ended September 30, 2013 and 2012

2013 Highlights

•                  Net sales lower due to 1% decline in glass container shipments and unfavorable effects of foreign currency exchange rate changes, partially offset by higher selling prices.

•                  Segment operating profit lower due to decline in glass container production and shipments, partially offset by global cost control initiatives.

•                  Issued €330 million 4.875% senior notes due 2021 and discharged €300 million 6.875% senior notes due 2017.

Net sales were $46 million lower than the prior year due to a 1% decline in glass container shipments. Higher selling prices had a positive impact on net sales, while the effect of changes in foreign currency exchange rates had an unfavorable impact on net sales.

Segment operating profit for reportable segments was $19 million lower than the prior year. The decrease was mainly attributable to lower production volume, which resulted in higher manufacturing costs, and lower sales volume, partially offset by global cost control initiatives.

Interest expense for the first nine months of 2013 decreased $3 million over the first nine months of 2012. The decrease was due to debt reduction initiatives and lower interest rates, partially offset by note repurchase premiums and the write-off of finance fees related to debt that was repaid during 2013 prior to its maturity.

Net earnings from continuing operations attributable to the Company for the first nine months of 2013 was $346 million, or $2.08 per share (diluted), compared with $348 million, or $2.10 per share (diluted), for the first nine months of 2012. Earnings in both periods included items that management considered not representative of ongoing operations. These items decreased earnings from continuing operations attributable to the Company by $20 million, or $0.12 per share, in 2013 and $23 million, or $0.14 per share, in 2012.

Results of Operations — First nine months of 2013 compared with first nine months of 2012

Net Sales

The Company’s net sales in the first nine months of 2013 were $5,206 million compared with $5,252 million for the first nine months of 2012, a decrease of $46 million, or 1%. Glass container shipments, in tonnes, were down 1% in 2013 compared to 2012, with lower sales reported in all regions. Net sales were also lower due to the unfavorable effects of foreign currency exchange rate changes, primarily due to a weaker Brazilian real and Australian dollar in relation to the U.S. dollar, partially offset by a stronger euro. Net sales benefited in 2013 from higher selling prices to recover cost inflation.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales - 2012		$5,222
Price	$101
Sales volume	(79)
Effects of changing foreign currency rates	(56)

Total effect on net sales		(34)
Net sales - 2013		$5,188

Europe:  Net sales in Europe in the first nine months of 2013 were $2,129 million compared with $2,088 million for the first nine months of 2012, an increase of $41 million, or 2%. Net sales increased $42 million due to the favorable effects of foreign currency exchange rate changes, as the Euro strengthened in relation to the U.S. dollar. Higher selling prices benefited net sales in the current year by $18 million as the Company raised prices to recover cost inflation. Glass container shipments in 2013 were down 1% compared to the prior year, particularly in the beer category. The lower sales volume, which reduced net sales by $19 million, was mainly due to the macroeconomic environment in Europe, partially offset by an increase in wine bottle sales due to the Company’s efforts to recover wine share lost in 2012.

North America:  Net sales in North America in the first nine months of 2013 were $1,525 million compared with $1,511 million for the first nine months of 2012, an increase of $14 million, or 1%. The increase in net sales was due to higher selling prices of $37 million as the Company increased prices to recover cost inflation. The benefit of higher selling prices was partially offset by lower sales volume of $18 million. Glass container shipments were down 1% in the current year compared to the prior year, driven by lower beer bottle sales from unfavorable weather conditions in the region compared to 2012. The unfavorable effects of foreign currency exchange rate changes decreased net sales by $5 million due to a weakening of the Canadian dollar in relation to the U.S. dollar.

South America:  Net sales in South America in the first nine months of 2013 were $820 million compared with $882 million for the first nine months of 2012, a decrease of $62 million, or 7%. The unfavorable effects of foreign currency exchange rate changes decreased net sales $63 million in 2013 compared to 2012, principally due to a 10% decline in the Brazilian real in relation to the U.S. dollar. Lower sales volume in the current year reduced net sales by $35 million due to a 3% decline in glass container shipments, driven by lower beer demand across the region and the impact of general strikes in Colombia in the mining, agriculture and transportation industries. Higher selling prices benefited net sales $36 million in the current year as the Company increased selling prices to recover cost inflation.

Asia Pacific:  Net sales in Asia Pacific in the first nine months of 2013 were $714 million compared with $741 million for the first nine months of 2012, a decrease of $27 million, or 4%. The unfavorable effects of foreign currency exchange rate changes decreased net sales $30 million in 2013 compared to 2012, primarily due to the weakening of the Australian dollar in relation to the U.S. dollar. Glass container shipments were down 1% compared to the prior year, largely due to the closure of a plant in the region at the end of 2012, resulting in a $7 million decline in net sales. Improved pricing increased net sales $10 million in the current year.

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

Segment operating profit of reportable segments in the first nine months of 2013 was $752 million compared to $771 million for the first nine months of 2012, a decrease of $19 million, or 2%. The decrease in segment operating profit was primarily due to higher manufacturing and delivery costs and lower sales volume, partially offset by lower operating expenses. Manufacturing and delivery costs were higher in the current year as the Company lowered production volumes in Europe in order to better phase production over the course of the year. This action, along with an increase in the number of furnace rebuilds in North America and South America, resulted in lower fixed cost absorption in 2013. Operating expenses were lower in the current year due to global cost control initiatives. Cost inflation in the first nine months of 2013 was offset by higher selling prices.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Segment operating profit - 2012		$771
Price	$101
Cost inflation	(101)
Price / inflation spread	—
Sales volume	(11)
Manufacturing and delivery	(23)
Operating expenses and other	21
Effects of changing foreign currency rates	(6)

Total net effect on segment operating profit		(19)
Segment operating profit - 2013		$752

Europe:  Segment operating profit in Europe in the first nine months of 2013 was $267 million compared with $289 million in the first nine months of 2012, a decrease of $22 million, or 8%. The decline in sales volume discussed above decreased segment operating profit by $5 million and higher manufacturing and delivery costs decreased earnings by $20 million. The Company deliberately lowered production in this region during the first half of 2013 to better phase production over the course of the year. The lower production resulted in lower fixed cost absorption compared to the prior year. Cost inflation in the current year exceeded higher selling prices by $11 million. Lower operating expenses, driven by cost control initiatives, had a $13 million positive impact on segment operating profit during the first nine months of 2013, while the favorable effects of foreign currency exchange rate changes increased segment operating profit by $5 million.

North America:  Segment operating profit in North America in the first nine months of 2013 was $254 million compared with $249 million in the first nine months of 2012, an increase of $5 million, or 2%. Higher selling prices exceeded cost inflation in the current year, increasing segment operating profit $6 million compared to the prior year, and lower operating expenses, driven by cost control initiatives, had a $10 million positive impact on segment operating profit. Higher manufacturing and delivery costs decreased segment operating profit by $7 million in the current year as a higher number of furnace rebuilds resulted in lower fixed cost absorption. The decline in sales volume discussed above decreased segment operating profit by $4 million.

South America:  Segment operating profit in South America in the first nine months of 2013 was $132 million compared with $154 million in the first nine months of 2012, a decrease of $22 million, or 14%. The lower sales volume in the current year decreased segment operating profit by $6 million, while higher manufacturing and delivery costs resulted in a $10 million decline in 2013 compared to the prior year. The higher manufacturing and delivery costs were primarily due to a higher number of furnace rebuilds and repairs in the current year and the effects of the general strikes in Colombia, partially offset by the benefits of the new furnace in Brazil that started production at the end of 2012. The unfavorable effects of foreign currency exchange rate changes decreased segment operating profit by $8 million in the current year. Higher selling prices in 2013 exceeded cost inflation. The region was also negatively impacted by macroeconomic conditions in Argentina, where government price controls in the first half of the year limited the Company’s ability to effectively offset the high cost inflation experienced in this country.

Asia Pacific:  Segment operating profit in Asia Pacific in the first nine months of 2013 was $99 million compared with $79 million in the first nine months of 2012, an increase of $20 million, or 25%. The increase in segment operating profit was primarily due to a $16 million decline in manufacturing and delivery costs driven by the benefits realized from the permanent footprint adjustments made over the past year. Higher sales volume increased segment operating profit by $4 million and lower operating expenses, driven by cost control initiatives, had a $4 million positive impact in the current year. The benefit of higher selling prices in the current year was more than offset by cost inflation and the unfavorable effects of foreign currency exchange rate changes decreased segment operating profit by $3 million in 2013.

Interest Expense

Interest expense for the first nine months of 2013 was $184 million compared with $187 million for the first nine months of 2012. Interest expense for 2013 included $11 million for note repurchase premiums and the write-off of finance fees related to the discharge of the €300 million senior notes due 2017 and $3 million for loss on debt extinguishment and the write-off of finance fees related to the repurchase of a portion of the 2015 Exchangeable Notes. Exclusive of these items, interest expense decreased $17 million in the current year. The decrease was principally due to debt reduction initiatives and lower interest rates.

Provision for Income Taxes

The Company’s effective tax rate from continuing operations for the nine months ended September 30, 2013 was 23.3% compared with 23.7% for the nine months ended September 30, 2012. Excluding the amounts related to items that management considers not representative of ongoing operations, the Company expects that the full year effective tax rate for 2013 will be approximately 23% compared with 22.1% for 2012. The increase in the expected effective tax rate for the full year 2013 is due to the Company’s current expected change in mix of earnings by jurisdiction.

Earnings from Continuing Operations Attributable to the Company

For the first nine months of 2013, the Company recorded earnings from continuing operations attributable to the Company of $346 million, or $2.08 per share (diluted), compared to $348 million, or $2.10 per share (diluted), in the first nine months of 2012. Earnings in both periods included items that management considered not representative of ongoing operations. These items decreased earnings from continuing operations attributable to the Company by $20 million, or $0.12 per share, in 2013 and $23 million, or $0.14 per share, in 2012.

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for the third quarter of 2013 was $27 million compared with $26 million for the third quarter of 2012, and $92 million for the first nine months of 2013 compared with $82 million for the first nine months of 2012. Retained corporate costs and other for the nine months ended September 30, 2013 reflect lower earnings from the Company’s equity investment in a soda ash mining operation, higher pension expense and lower earnings from global machine and equipment sales, partially offset by cost control initiatives.

Restructuring

During the nine months ended September 30, 2013, the Company recorded restructuring, asset impairment and related charges of $10 million, primarily related to the European Asset Optimization program.  See Note 4 to the Condensed Consolidated Financial Statements for additional information.

During the three and nine months ended September 30, 2012, the Company recorded restructuring, asset impairment and related charges totaling $9 million in the Company’s Europe segment and $27 million in its Asia Pacific segment primarily related to the closure of a furnace in each segment. During the three and nine months ended September 30, 2012, the Company also recorded a reduction in restructuring charges for $3 million related to a gain on the sale of a previously closed facility in North America.

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

The loss from discontinued operations of $15 million for the nine months ended September 30, 2013 included $8 million of special termination benefits related to a previously disposed business and $7 million for ongoing costs related to the Venezuela expropriation.

Capital Resources and Liquidity

As of September 30, 2013, the Company had cash and total debt of $219 million and $3.7 billion, respectively, compared to $336 million and $3.9 billion, respectively, as of September 30, 2012. A significant portion of the cash was held in mature, liquid markets where the Company has operations, such as the U.S., Europe and Australia, and is readily available to fund global liquidity requirements. The amount of cash held in non-U.S. locations as of September 30, 2013 was $217 million.

Current and Long-Term Debt

On May 19, 2011, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  At September 30, 2013, the Agreement included a $900 million revolving credit facility, a $450 million term loan, an 81 million Canadian dollar term loan, and a €99 million term loan, each of which has a final maturity date of May 19, 2016. During 2013, the Company’s subsidiary borrowers repaid 51 million Australian dollars on Term Loan A, $75 million on Term Loan B, 21 million Canadian dollars on Term Loan C and €24 million on Term Loan D under the Agreement. At September 30, 2013, the Company’s subsidiary borrowers had unused credit of $817 million available under the Agreement.

The weighted average interest rate on borrowings outstanding under the Agreement at September 30, 2013 was 2.02%.

During the nine months ended September 30, 2013, a subsidiary of the Company repurchased $46 million of the 2015 Exchangeable Notes.

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

The Company has a €215 million European accounts receivable securitization program, which extends through September 2016, subject to periodic renewal of backup credit lines. Information related to the Company’s accounts receivable securitization program is as follows:

	September 30,	December 31,	September 30,
	2013	2012	2012

Balance (included in short-term loans)	$287	$264	$276

Weighted average interest rate	1.23%	1.33%	1.13%

Cash Flows

Free cash flow was $10 million for the first nine months of 2013 compared to $53 million for the first nine months of 2012. The Company defines free cash flow as cash provided by continuing operating activities less additions to property, plant and equipment from continuing operations.  Free cash flow does not conform to U.S. GAAP and should not be construed as an alternative to the cash flow measures reported in accordance with U.S. GAAP. The Company uses free cash flow for internal reporting, forecasting and budgeting and believes this information allows the board of directors, management, investors and analysts to better understand the Company’s financial performance. Free cash flow for the nine months ended September 30, 2013 and 2012 is calculated as follows:

	2013	2012

Cash provided by continuing operating activities	$249	$231
Additions to property, plant and equipment	(239)	(178)

Free cash flow	$10	$53

Operating activities:  Cash provided by continuing operating activities was $249 million for the nine months ended September 30, 2013, compared with $231 million for the nine months ended September 30, 2012.  The increase in cash provided by continuing operating activities was primarily due to a decrease in pension plan contributions of $53 million, an increase in equity dividends of $11 million and a decrease in income taxes paid of $7 million, partially offset by an increase in asbestos-related payments of $22 million, an increase in cash paid for restructuring activities of $7 million and installment payments made of $31 million related to a foreign non-income tax assessment (see Note 8 to the Condensed Consolidated Financial Statements for further information).

Investing activities:  Cash utilized in investing activities was $249 million for the nine months ended September 30, 2013 compared to $125 million for the nine months ended September 30, 2012. Capital spending for property, plant and equipment was $239 million during the current year and $178 million during the prior year. The increase in capital spending in 2013 was primarily due to the large amount of capital projects completed during the fourth quarter of 2012 that were paid for in 2013, in addition to an increase in the number of furnace rebuilds in the current year. Cash utilized in investing activities in 2012 included $5 million for the final payment related to an acquisition in China in 2010. During the first nine months of 2012, the Company received $42 million from the Chinese government as partial compensation for the land in China that the Company was required to return to the government. The Company also paid $16 million as loans to certain of its noncontrolling partners in 2013, while in 2012 the Company received $9 million from one of its noncontrolling partners as a repayment of a loan.

Financing activities:  Cash utilized in financing activities was $198 million for the nine months ended September 30, 2013 compared to $179 million for the nine months ended September 30, 2012.  Financing activities in 2013 included repayments of long-term debt of $909 million, primarily related to the discharge of the €300 million senior notes due 2017, payments of $151 million on term loans under the Secured Credit Agreement and the repurchase of $46 million of the 2015 Exchangeable Notes, partially offset by additions to long-term debt of $704 million, primarily related to the issuance of the €330 million senior notes due 2021, and additions to short-term loans of $46 million. Financing activities in 2012 included repayments of long-term debt of $275 million, partially offset by additions to long-term debt of $119 million. The Company also repurchased shares of its common stock for $20 million in 2013 and $14 million in 2012. The Company received $22 million in 2013 from the exercise of stock options compared to $3 million in 2012.

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

There have been no other material changes in critical accounting estimates at September 30, 2013 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

There have been no material changes in market risk at September 30, 2013 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2013.

Management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2012. As required by Rule 13a-15(d) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of any change in the Company’s internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. The Company is undertaking the phased implementation of an Enterprise Resource Planning software system. The phased implementation has commenced in the South America segment during 2013. The Company believes it is maintaining and monitoring appropriate internal controls during the implementation period and further believes that its internal control environment will be enhanced as a result of this implementation. There have been no other changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

For further information on legal proceedings, see Note 8 to the Condensed Consolidated Financial Statements, “Contingencies,” that is included in Part I of this Report and is incorporated herein by reference.

Item 1A.  Risk Factors.

There have been no material changes in risk factors at September 30, 2013 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in millions)

July 1 - July 31, 2013	30	$29.54
August 1 - August 31, 2013	200	$30.01
September 1 - September 30, 2013	106	$29.71	1,384	$41

The Company purchased the 336,000 shares pursuant to authorization by its Board of Directors in August 2012 to purchase up to $75 million of the Company’s common stock until December 31, 2013.

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

Exhibit 101

Financial statements from the quarterly report on Form 10-Q of Owens-Illinois, Inc. for the quarter ended September 30, 2013, formatted in XBRL: (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

OWENS-ILLINOIS, INC.

Date	October 31, 2013	By	/s/ Stephen P. Bramlage, Jr.
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

101

Financial statements from the quarterly report on Form 10-Q of Owens-Illinois, Inc. for the quarter ended September 30, 2013, formatted in XBRL: (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

*                 This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.