Form 10-K
period 2013-12-31
OWENS ILLINOIS INC /DE/
filed 2014-02-13
CIK 812074

Use these links to rapidly review the document
TABLE OF CONTENTS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PART IV
INDEX TO FINANCIAL STATEMENT SCHEDULE

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value (based on the consolidated tape closing price on June 30, 2013) of the voting and non-voting common equity held by non-affiliates of Owens-Illinois, Inc. was approximately $4,901,946,000. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors and executive officers of the Company. Such interpretation is not intended to be, and should not be construed to be, an admission by Owens-Illinois, Inc. or such directors or executive officers of the Company that such directors and executive officers of the Company are "affiliates" of Owens-Illinois, Inc., as that term is defined under the Securities Act of 1934.

        The number of shares of common stock, $.01 par value of Owens-Illinois, Inc. outstanding as of January 31, 2014 was 164,757,843.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Owens-Illinois, Inc. Proxy Statement for The Annual Meeting of Share Owners To Be Held Thursday, May 15, 2014 ("Proxy Statement") are incorporated by reference into Part III hereof.

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

 PART I

ITEM 1.    BUSINESS

General Development of Business

        Owens-Illinois, Inc. (the "Company"), through its subsidiaries, is the successor to a business established in 1903. The Company is the largest manufacturer of glass containers in the world with 77 glass manufacturing plants in 21 countries. It competes in the glass container segment of the rigid packaging market and is the leading glass container manufacturer in most of the countries where it has manufacturing facilities.

Company Strategy

        The Company's ambition is to be the world's leading maker of brand-building glass containers, delivering unmatched quality, innovation and service to its customers; generating strong financial results for its investors; and providing a safe, motivating and engaging work environment for its employees. To accomplish this ambition, the Company is focused on the following objectives:

  •
  Reduce structural costs through specific programs such as permanent footprint adjustments, asset optimization and global cost-cutting initiatives;

  •
  Grow selectively by taking advantage of the Company's position in emerging markets around the world and strengthening the Company's positions in Europe and North America;

  •
  Deliver brand-building product innovation to the Company's customers to help them build, develop and expand their brands; and

  •
  Invest strategically in process innovation and research and development to reduce manufacturing costs and improve efficiency, flexibility, reliability and sustainability.

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

        The Company sells most of its glass container products directly to customers under annual or multi-year supply agreements. Multi-year contracts typically provide for price adjustments based on cost changes. The Company also sells some of its products through distributors. Many customers provide the Company with regular estimates of their product needs, which enables the Company to schedule glass container production to maintain reasonable levels of inventory. Due to the significance of transportation costs and the importance of timely delivery, glass container manufacturing facilities are generally located in close proximity to customers.

Markets and Competitive Conditions

        The Company's principal markets for glass container products are in Europe, North America, South America and Asia Pacific.

        Europe.    The Company has a leading share of the glass container segment of the rigid packaging market in Europe, with 35 glass container manufacturing plants located in the Czech Republic, Estonia, France, Germany, Hungary, Italy, the Netherlands, Poland, Spain and the United Kingdom. The Company is also involved in two joint ventures that manufacture glass containers in Italy. These plants primarily produce glass containers for the beer, wine, champagne, spirits and food markets in these countries. Throughout Europe, the Company competes directly with a variety of glass container manufacturers including Verallia, Ardagh Group, Vetropak and Vidrala.

        North America.    The Company has 19 glass container manufacturing plants in the U.S. and Canada, and is also involved in a joint venture that manufactures glass containers in the U.S. The Company has the leading share of the glass container segment of the U.S. rigid packaging market, based on sales revenue by domestic producers. The principal glass container competitors in the U.S. are Verallia North America and Ardagh Group. Imports from Canada, China, Mexico, Taiwan and other countries also compete in U.S. glass container segments. Additionally, there are several major consumer packaged goods companies that self-manufacture glass containers.

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

        Asia Pacific.    The Company has 10 glass container manufacturing plants in the Asia Pacific region, located in Australia, China, Indonesia and New Zealand. It is also involved in joint venture operations in China, Malaysia and Vietnam. In Asia Pacific, the Company primarily produces glass containers for the beer, wine, food and non-alcoholic beverage markets. The Company competes directly with Orora (formerly Amcor Limited) in Australia, and does not believe that it competes with any other large, multinational glass container manufacturers in the rest of the region. In China, the glass container segments of the packaging market are regional and highly fragmented with a large number of local competitors.

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

Manufacturing

        The Company has 77 glass manufacturing plants. It constantly seeks to improve the productivity of these operations through the systematic upgrading of production capabilities, sharing of best practices among plants and effective training of employees.

        The Company operates machine shops that rebuild and repair high-productivity glass forming machines, as well as a mold shop that manufactures molds and related equipment. The Company also provides engineering support for its glass manufacturing operations through facilities located in the U.S., Australia, Poland and Peru.

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

Technical Assistance License Agreements

        The Company has agreements to license its proprietary glass container technology and to provide technical assistance to a limited number of companies around the world. These agreements cover areas related to manufacturing and engineering assistance. The worldwide licensee network provides a stream of revenue to help support the Company's development activities. In the years 2013, 2012 and 2011, the Company earned $16 million, $17 million and $16 million, respectively, in royalties and net technical assistance revenue.

Research, Development and Engineering

        Research, development and engineering constitute important parts of the Company's technical activities. Expenditures for these activities were $62 million, $62 million and $71 million for 2013, 2012 and 2011, respectively. The Company primarily focuses on advancements in the areas of product innovation, manufacturing process control, melting technology, automatic inspection, light-weighting and further automation of manufacturing activities. The Company's research and development activities are conducted at its corporate facilities in Perrysburg, Ohio. During 2013, the Company completed the construction of a new research and development facility at this location. This new facility will enable the Company to expand its research and development capabilities.

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

        Sales of beverage containers are affected by governmental regulation of packaging, including deposit laws and extended producer responsibility regulations. As of December 31, 2013, there were a number of U.S. states, Canadian provinces and territories, European countries and Australian states with some form of incentive for consumer returns in their law. The structure and enforcement of such laws and regulations can impact the sales of beverage containers in a given jurisdiction. Such laws and regulations also impact the availability of post-consumer recycled glass for the Company to use in container production.

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

        In North America, the U.S. and Canada are engaged in significant legislative and regulatory activity relating to CO2 emissions, at the federal, state and provincial levels of government. The U.S. Environmental Protection Agency ("EPA") regulates emissions of hazardous air pollutants under the Clean Air Act, which grants the EPA authority to establish limits for certain air pollutants and to require compliance, levy penalties and bring civil judicial action against violators. The structure and scope of the EPA's CO2 regulations are currently the subject of litigation and are expected to be the subject of federal legislative activity. The EPA regulations, if preserved as proposed, could have a significant long-term impact on the Company's US operations. The EPA also implemented the Cross-State Air Pollution Rule, which set stringent emissions limits in many states starting in 2012. The state of California in the U.S and the province of Quebec in Canada adopted cap-and-trade legislation aimed at reducing greenhouse gas emissions starting in 2013.

        In Asia Pacific, the National Greenhouse and Energy Reporting Act 2007 commenced on July 1, 2008 in Australia. This act established a mandatory reporting system for corporate greenhouse gas emissions and energy production and consumption. In 2011, the Australian government adopted a carbon pricing mechanism that took effect in 2012, which requires certain manufacturers to pay a tax based on their carbon-equivalent emissions. An emissions trading scheme has also been in effect in New Zealand since 2008.

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

Employees

        The Company's worldwide operations employed approximately 22,500 persons as of December 31, 2013. Approximately 79% of North American employees are hourly workers covered by collective bargaining agreements. The principal collective bargaining agreement, which at December 31, 2013, covered approximately 91% of the Company's union-affiliated employees in North America, will expire on March 31, 2016. Approximately 60% of employees in South America are unionized, although according to the labor legislation in each country, 100% of employees are covered by collective bargaining agreements. The majority of the hourly workers in Australia and New Zealand are also covered by collective bargaining agreements. The collective bargaining agreements in South America, Australia and New Zealand have varying terms and expiration dates. In Europe, a large number of the Company's employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S. Such employment rights require the Company to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. The Company considers its employee relations to be good and does not anticipate any material work stoppages in the near term.

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

        The Company's Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the Audit, Compensation, Nominating/Corporate Governance and Risk Oversight Committees are also available on the Investor Relations section of the Company's website. Copies of these documents are available in print to share owners upon request, addressed to the Corporate Secretary at the address above.

Executive Officers of the Registrant

Name and Age	Position
Albert P. L. Stroucken (66)	Chairman and Chief Executive Officer since 2006. Previously Chief Executive Officer of HB Fuller Company, a manufacturer of adhesives, sealants, coatings, paints and other specialty chemical products 1998-2006; Chairman of HB Fuller Company 1999-2006.
Stephen P. Bramlage, Jr. (43)

Chief Financial Officer and Senior Vice President since 2012; President of O-I Asia Pacific 2011-2012; General Manager of O-I New Zealand 2010-2011; Vice President of Finance 2008-2010; Vice President and Chief Financial Officer of O-I Europe 2008; Vice President and Treasurer 2006-2008.

James W. Baehren (63)

Senior Vice President and General Counsel since 2003; Senior Vice President Strategic Planning 2006-2012; Chief Administrative Officer 2004-2006; Corporate Secretary 1998-2010; Vice President and Director of Finance 2001-2003.

Paul A. Jarrell (51)

Senior Vice President since 2011; Chief Administrative Officer since 2013; Chief Human Resources Officer 2011-2012. Previously Executive Vice President and Chief Human Resources Officer for DSM, a life sciences and materials company based in The Netherlands 2009-2011; Vice President and Director of Human Resources for ITT, a fluid technologies and engineered products company 2006-2009.

Erik C. M. Bouts (52)

Vice President and President of O-I Europe since 2013. Previously Chief Executive Officer of the Glidden Company, part of AkzoNobel Architectural Paints Division in the U.S. 2007-2012; President and Chief Executive Officer of Philips Lighting Company North America, a division of Philips Electronics 2002-2006.

Arnaud N. J. M. de Weert (50)

Vice President and President of O-I North America since 2012. Previously Chief Operating Officer of Constellium, a manufacturer of aluminum products based in France 2011-2012; Operating Partner/Senior Advisor at Apollo Management, a U.S. private equity company 2009-2011; President Europe for Novelis AG, a manufacturer of rolled aluminum products 2006-2009.

Andres A. Lopez (51)	Vice President and President of O-I South America since 2009; Vice President of global manufacturing and engineering 2006-2009.
Sergio B. O. Galindo (46)	Vice President and President of O-I Asia Pacific since 2012; General Manager of O-I Colombia 2009-2012.

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

        The Company believes that its ultimate asbestos-related liability (i.e., its indemnity payments or other claim disposition costs plus related legal fees) cannot reasonably be estimated. Beginning with the initial liability of $975 million established in 1993, the Company has accrued a total of approximately $4.3 billion through 2013, before insurance recoveries, for its asbestos-related liability. The Company's ability to reasonably estimate its liability has been significantly affected by, among other factors, the volatility of asbestos-related litigation in the United States, the significant number of co-defendants that have filed for bankruptcy, the magnitude and timing of co-defendant bankruptcy trust payments, the inherent uncertainty of future disease incidence and claiming patterns against the Company, and the success of efforts by co-defendants to restrict or eliminate their liability in the litigation.

        The Company conducted a comprehensive review of its asbestos-related liabilities and costs in connection with finalizing and reporting its results of operations for the year ended December 31, 2013 and concluded that an increase in its accrual for future asbestos-related costs in the amount of $145 million (pretax and after tax) was required.

        The ultimate amount of distributions that may be required to fund the Company's asbestos-related payments cannot reasonably be estimated. The Company's reported results of operations for 2013 were materially affected by the $145 million (pretax and after tax) fourth quarter charge and asbestos-related payments continue to be substantial. Any future additional charge may likewise materially affect the Company's results of operations for the period in which it is recorded. Also, the continued use of significant amounts of cash for asbestos-related costs has affected and may continue to affect the Company's cost of borrowing and its ability to pursue global or domestic acquisitions.

Substantial Leverage—The Company's indebtedness could adversely affect the Company's financial health.

        The Company has a significant amount of debt. As of December 31, 2013, the Company had approximately $3.6 billion of total debt outstanding, a decrease from $3.8 billion at December 31, 2012.

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

  •
  Limit flexibility in planning for, or reacting to, changes in the Company's business and the rigid packaging market;

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

        The Company's ability to make payments on and to refinance its indebtedness and to fund working capital, capital expenditures, acquisitions, development efforts and other general corporate purposes depends on its ability to generate cash in the future. The Company has no assurance that it will generate sufficient cash flow from operations, or that future borrowings will be available under the secured credit agreement, in an amount sufficient to enable the Company to pay its indebtedness, or to fund other liquidity needs. If short term interest rates increase, the Company's debt service cost will increase because some of its debt is subject to short term variable interest rates. At December 31, 2013, the Company's debt subject to variable interest rates represented approximately 25% of total debt.

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

        The Company operates manufacturing and other facilities throughout the world. Net sales from international operations totaled approximately $5.2 billion, representing approximately 74% of the Company's net sales for the year ended December 31, 2013. As a result of its international operations, the Company is subject to risks associated with operating in foreign countries, including:

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

        The Company is party to a number of collective bargaining agreements with labor unions which at December 31, 2013, covered approximately 79% of the Company's employees in North America. Approximately 60% of employees in South America are unionized, although according to the labor legislation of each country, 100% of employees are covered by collective bargaining agreements. The agreement covering substantially all of the Company's union-affiliated employees in its U.S. glass container operations expires on March 31, 2016. The majority of the hourly workers in Australia and

New Zealand are also covered by collective bargaining agreements. The collective bargaining agreements in South America, Australia and New Zealand have varying terms and expiration dates. Upon the expiration of any collective bargaining agreement, if the Company is unable to negotiate acceptable contracts with labor unions, it could result in strikes by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. In Europe, a large number of the Company's employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S. Such employment rights require the Company to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, most of the Company's employees in Europe are represented by workers' councils that must approve any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure the Company's workforce. Although the Company believes that it has a good working relationship with its employees, if the Company's employees were to engage in a strike or other work stoppage, the Company could experience a significant disruption of operations and/or higher ongoing labor costs, which may have a material adverse effect on operations.

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

        Goodwill at December 31, 2013 totaled $2.1 billion. The Company evaluates goodwill annually (or more frequently if impairment indicators arise) for impairment using the required business valuation methods. These methods include the use of a weighted average cost of capital to calculate the present value of the expected future cash flows of the Company's reporting units. Future changes in the cost of capital, expected cash flows, or other factors may cause the Company's goodwill to be impaired, resulting in a non-cash charge against results of operations to write down goodwill for the amount of the impairment. If a significant write down is required, the charge would have a material adverse effect on the Company's reported results of operations and net worth.

Pension Funding—An increase in the underfunded status of the Company's pension plans could adversely impact the Company's operations, financial condition and liquidity.

        The Company contributed $96 million, $219 million and $59 million to its defined benefit pension plans in 2013, 2012 and 2011, respectively. The amount the Company is required to contribute to these plans is determined by the laws and regulations governing each plan, and is generally related to the funded status of the plans. A deterioration in the value of the plans' investments or a decrease in the discount rate used to calculate plan liabilities generally would increase the underfunded status of the plans. An increase in the underfunded status of the plans could result in an increase in the Company's obligation to make contributions to the plans, thereby reducing the cash available for working capital and other corporate uses, and may have an adverse impact on the Company's operations, financial condition and liquidity.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        The principal manufacturing facilities and other material important physical properties of the Company at December 31, 2013 are listed below. All properties are glass container plants and are owned in fee, except where otherwise noted.

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
Tianjin (mold shop)
Indonesia
Jakarta
New Zealand
Auckland
European Operations
Czech Republic
Dubi	Nove Sedlo
Estonia
Jarvakandi
France
Beziers	Vayres
Gironcourt	Veauche
Labegude	Vergeze
Puy-Guillaume	Wingles
Reims
Germany
Bernsdorf	Rinteln
Holzminden

Hungary
Oroshaza
Italy
Asti	Origgio
Aprilia	Ottaviano
Bari	San Gemini
Marsala	San Polo
Mezzocorona	Villotta
The Netherlands
Leerdam	Schiedam
Maastricht
Poland
Jaroslaw	Poznan
Spain
Barcelona	Sevilla
United Kingdom
Alloa	Harlow
South American Operations
Argentina
Rosario
Brazil
Fortaleza	Sao Paulo
Recife	Vitoria de Santo Antao (glass container and
Rio de Janeiro (glass container and tableware)	tableware)
Colombia
Buga (tableware)	Soacha
Envigado	Zipaquira
Ecuador
Guayaquil
Peru
Callao	Lurin(1)
Other Operations
Machine Shops and Engineering Support Center
Brockway, Pennsylvania	Jaroslaw, Poland
Cali, Colombia	Lurin, Peru
Hawthorn, Australia	Perrysburg, Ohio
Corporate Facilities
Hawthorn, Australia(1)	Bussigny-Lausanne, Switzerland(1)
Perrysburg, Ohio(1)

(1)
This facility is leased in whole or in part.

        The Company believes that its facilities are well maintained and currently adequate for its planned production requirements over the next three to five years.

ITEM 3.    LEGAL PROCEEDINGS

        For further information on legal proceedings, see Note 13 to the Consolidated Financial Statements.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHARE OWNER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The price range for the Company's common stock on the New York Stock Exchange, as reported by the Financial Industry Regulatory Authority, Inc., was as follows:

	2013		2012
	High	Low	High	Low
First Quarter	$27.66	$21.82	$24.83	$20.24
Second Quarter	28.89	24.26	24.50	18.16
Third Quarter	31.27	27.74	20.05	17.07
Fourth Quarter	35.78	28.82	21.37	18.57

        The number of share owners of record on December 31, 2013 was 1,202. Approximately 91% of the outstanding shares were registered in the name of Depository Trust Company, or CEDE, which held such shares on behalf of a number of brokerage firms, banks, and other financial institutions. The shares attributed to these financial institutions, in turn, represented the interests of more than 34,000 unidentified beneficial owners. No dividends have been declared or paid since the Company's initial public offering in December 1991 and the Company does not anticipate paying any dividends in the near future. For restrictions on payment of dividends on the Company's common stock, see Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Current and Long-Term Debt and Note 12 to the Consolidated Financial Statements.

        Information with respect to securities authorized for issuance under equity compensation plans is included herein under Item 12.

        The Company purchased 407,000 shares of its common stock during the fourth quarter of 2013 (1.1 million shares for the year) pursuant to authorization by its Board of Directors in August 2012 to purchase up to $75 million of the Company's common stock until December 31, 2013. The following table provides information about the Company's purchases of its common stock during the fourth quarter of 2013:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in millions)
October 1 - October 31, 2013
November 1 - November 30, 2013	407	$32.44
December 1 - December 31, 2013			2,491	$0

        In December 2013, the Company's Board of Directors granted authorization to the Company to repurchase up to $100 million of its common stock through December 31, 2015.

 PERFORMANCE GRAPH
COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG OWENS-ILLINOIS, INC., S&P 500, AND PACKAGING GROUP

	Years Ending December 31,
	2008	2009	2010	2011	2012	2013
Owens-Illinois, Inc.	$100.00	$120.27	$112.33	$70.91	$77.83	$130.92
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
Packaging Group	100.00	126.66	151.10	140.92	153.88	213.09

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

        The comparison of total return on investment for each period is based on the investment of $100 on December 31, 2008 and the change in market value of the stock, including additional shares assumed purchased through reinvestment of dividends, if any.

ITEM 6.    SELECTED FINANCIAL DATA

        The selected consolidated financial data presented below relates to each of the five years in the period ended December 31, 2013. The financial data for each of the five years in the period ended December 31, 2013 was derived from the audited consolidated financial statements of the Company.

	Years ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in millions)
Consolidated operating results(a):
Net sales	$6,967	$7,000	$7,358	$6,633	$6,652
Cost of goods sold(b)	(5,636)	(5,626)	(5,969)	(5,281)	(5,316)

Gross profit	1,331	1,374	1,389	1,352	1,336
Selling and administrative, research, development and engineering	(568)	(617)	(627)	(554)	(551)
Other expense, net(c)	(189)	(181)	(844)	(123)	(347)

Earnings (loss) before interest expense and items below	574	576	(82)	675	438
Interest expense(d)	(239)	(248)	(314)	(249)	(222)

Earnings (loss) from continuing operations before income taxes	335	328	(396)	426	216
Provision for income taxes(e)	(120)	(108)	(85)	(129)	(83)

Earnings (loss) from continuing operations	215	220	(481)	297	133
Earnings from discontinued operations				31	66
Gain (loss) on disposal of discontinued operations	(18)	(2)	1	(331)

Net earnings (loss)	197	218	(480)	(3)	199
Net earnings attributable to noncontrolling interests	(13)	(34)	(20)	(42)	(36)

Net earnings (loss) attributable to the Company	$184	$184	$(500)	$(45)	$163

	Years ended December 31,
	2013	2012	2011	2010	2009
Basic earnings (loss) per share of common stock:
Earnings (loss) from continuing operations	$1.22	$1.13	$(3.06)	$1.58	$0.66
Earnings from discontinued operations				0.14	0.31
Gain (loss) on disposal of discontinued operations	(0.11)	(0.01)	0.01	(2.00)

Net earnings (loss)	$1.11	$1.12	$(3.05)	$(0.28)	$0.97

Weighted average shares outstanding (in thousands)	164,425	164,474	163,691	164,271	167,687

Diluted earnings (loss) per share of common stock:
Earnings (loss) from continuing operations	$1.22	$1.12	$(3.06)	$1.56	$0.65
Earnings from discontinued operations				0.14	0.30
Gain (loss) on disposal of discontinued operations	(0.11)	(0.01)	0.01	(1.97)

Net earnings (loss)	$1.11	$1.11	$(3.05)	$(0.27)	$0.95

Diluted average shares (in thousands)	165,828	165,768	163,691	167,078	170,540

        For the year ended December 31, 2011, diluted earnings per share of common stock was equal to basic earnings per share of common stock due to the loss from continuing operations.

	Years ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in millions)
Other data:
The following are included in earnings from continuing operations:
Depreciation	$350	$378	$405	$369	$364
Amortization of intangibles	47	34	17	22	21
Amortization of deferred finance fees (included in interest expense)	32	33	32	19	10
Balance sheet data (at end of period):
Working capital (current assets less current liabilities)	$296	$486	$498	$698	$800
Total assets	8,419	8,598	8,975	9,793	8,764
Total debt	3,567	3,773	4,033	4,278	3,608
Share owners' equity	1,603	1,055	1,041	2,065	1,773
Free cash flow(f)	$339	$290	$220	$100	$322

Note that items (b) through (e) below relate to items management considers not representative of ongoing operations.

(a)
Amounts for 2009 - 2011 have been adjusted to reflect the retrospective application of a change in the method of valuing U.S. inventories to average cost from last-in, first-out.

Amounts related to the Company's Venezuelan operations have been reclassified to discontinued operations for 2009 - 2010 as a result of the expropriation of those operations in 2010.

(b)
Amount for 2010 includes charges of $12 million ($7 million after tax amount attributable to the Company) for acquisition-related fair value inventory adjustments.

(c)
Amount for 2013 includes charges of $145 million (pretax and after tax) to increase the accrual for estimated future asbestos-related costs and $119 million ($92 million after tax amount attributable to the Company) for restructuring, asset impairment and related charges.

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

(d)
Amount for 2013 includes charges of $9 million (pretax and after tax amount attributable to the Company) for note repurchase premiums.

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

Includes additional interest charges for the write-off of unamortized deferred financing fees related to the early extinguishment of debt as follows: $2 million (pretax and after tax amount attributable to the Company) for 2013; $9 million ($8 million after tax amount attributable to the Company) for 2011; and $3 million (pretax and after tax amount attributable to the Company) for 2010.

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

Years ended December 31,	2013	2012	2011	2010	2009
Cash provided by continuing operating activities	$700	$580	$505	$600	$729
Additions to property, plant and equipment—continuing	(361)	(290)	(285)	(500)	(407)

Free cash flow	$339	$290	$220	$100	$322

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

        Financial information regarding the Company's reportable segments is as follows (dollars in millions):

	2013	2012	2011
Net sales:
Europe	$2,787	$2,717	$3,052
North America	2,002	1,966	1,929
South America	1,186	1,252	1,226
Asia Pacific	966	1,028	1,059

Reportable segment totals	6,941	6,963	7,266
Other	26	37	92

Net sales	$6,967	$7,000	$7,358

	2013	2012	2011
Segment operating profit:
Europe	$305	$307	$345
North America	307	288	222
South America	204	227	250
Asia Pacific	131	113	83

Reportable segment totals	947	935	900
Items excluded from segment operating profit:
Retained corporate costs and other	(119)	(106)	(75)
Restructuring, asset impairment and related charges	(119)	(168)	(112)
Charge for asbestos related costs	(145)	(155)	(165)
Gain on China land compensation		61
Charge for goodwill impairment			(641)
Interest income	10	9	11
Interest expense	(239)	(248)	(314)

Earnings (loss) from continuing operations before income taxes	335	328	(396)
Provision for income taxes	(120)	(108)	(85)

Earnings (loss) from continuing operations	215	220	(481)
Gain (loss) from discontinued operations	(18)	(2)	1

Net earnings (loss)	197	218	(480)
Net earnings attributable to noncontrolling interests	(13)	(34)	(20)

Net earnings (loss) attributable to the Company	$184	$184	$(500)

Net earnings (loss) from continuing operations attributable to the Company	$202	$186	$(501)

Note:    all amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview—Comparison of 2013 with 2012

2013 Highlights

  •
  Net sales lower due to unfavorable effects of foreign currency exchange rate changes and sales volume, partially offset by higher selling prices.

  •
  Segment operating profit higher due to improved selling prices and global cost control initiatives, partially offset by cost inflation and the unfavorable effects of foreign currency exchange rate changes.

  •
  Strong cash generation used to prepay debt and continue share repurchase program.

        Net sales were $33 million lower than the prior year due primarily to the unfavorable effects of changes in foreign currency exchange rates and sales volume. The unfavorable effects of foreign currency exchange rate changes were driven by a weaker Brazilian real and Australian dollar, partially offset by a stronger Euro. Higher selling prices had a positive impact on net sales.

        Segment operating profit for reportable segments was $12 million higher than the prior year. The increase was attributable to higher selling prices and lower operating expenses due to global cost control initiatives. Cost inflation and the effects of foreign currency exchange rate changes unfavorably impacted segment operating profit in 2013.

        Interest expense in 2013 decreased $9 million over 2012. The decrease was due to debt reduction initiatives and lower interest rates, partially offset by note repurchase premiums and the write-off of finance fees related to debt that was repaid during 2013 prior to its maturity.

        The Company recorded earnings from continuing operations attributable to the Company in 2013 of $202 million, or $1.22 per share (diluted), compared with $186 million, or $1.12 per share, for 2012. Earnings in both periods included items that management considered not representative of ongoing operations. These items decreased earnings from continuing operations attributable to the Company by $248 million, or $1.50 per share, in 2013 and $252 million, or $1.52 per share, in 2012.

Results of Operations—Comparison of 2013 with 2012

Net Sales

        The Company's net sales in 2013 were $6,967 million compared with $7,000 million in 2012, a decrease of $33 million. Net sales were lower due to the unfavorable effects of foreign currency exchange rate changes, primarily due to a weaker Brazilian real and Australian dollar in relation to the U.S. dollar, partially offset by a stronger Euro. Glass container shipments, in tonnes, were down slightly in 2013 compared to 2012, with all regions reporting lower or flat sales volumes. Net sales benefited in 2013 from higher selling prices.

        The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales—2012		$6,963
Price	$118
Sales volume	(48)
Effects of changing foreign currency rates	(92)

Total effect on net sales		(22)

Net sales—2013		$6,941

        Europe:    Net sales in Europe in 2013 were $2,787 million compared with $2,717 million in 2012, an increase of $70 million, or 3%. Net sales increased $68 million due to the favorable effects of foreign currency exchange rate changes, as the Euro strengthened in relation to the U.S. dollar. Higher selling prices benefited net sales in the current year by $18 million. Glass container shipments in 2013 were down less than 1% compared to the prior year, particularly in the beer and non-alcoholic beverage categories. The lower sales volume, which reduced net sales by $16 million, was mainly due to the macroeconomic environment in Europe, partially offset by an increase in wine bottle sales due to the Company's efforts to recover wine share lost in 2012.

        North America:    Net sales in North America in 2013 were $2,002 million compared with $1,966 million in 2012, an increase of $36 million, or 2%. The increase in net sales was due to higher selling prices of $44 million. The benefit of higher selling prices was partially offset by the unfavorable effects of foreign currency exchange rate changes, which decreased net sales by $8 million due to a weakening of the Canadian dollar in relation to the U.S. dollar. Glass container shipments were flat in the current year compared to the prior year, as lower megabeer bottle sales were offset by higher shipments of craft beer and non-alcoholic beverage containers.

        South America:    Net sales in South America in 2013 were $1,186 million compared with $1,252 million in 2012, a decrease of $66 million, or 5%. The unfavorable effects of foreign currency exchange rate changes decreased net sales $99 million in 2013 compared to 2012, principally due to a 10% decline in the Brazilian real in relation to the U.S. dollar. Lower sales volume in the current year reduced net sales by $18 million due to a decline in glass container shipments of less than 1%, driven by lower beer demand across the region, general economic uncertainty and the impact of general strikes in Colombia in the mining, agriculture and transportation industries. Higher selling prices benefited net sales $51 million in the current year.

        Asia Pacific:    Net sales in Asia Pacific in 2013 were $966 million compared with $1,028 million in 2012, a decrease of $62 million, or 6%. The unfavorable effects of foreign currency exchange rate changes decreased net sales $53 million in 2013 compared to 2012, primarily due to the weakening of the Australian dollar in relation to the U.S. dollar. Glass container shipments were down almost 1% compared to the prior year, resulting in a $14 million decline in net sales, driven by lower shipments of beer bottles partially offset by gains in non-alcoholic beverage and food containers. Improved pricing increased net sales $5 million in the current year.

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

        Segment operating profit of reportable segments in 2013 was $947 million compared to $935 million in 2012, an increase of $12 million, or 1%. The increase in segment operating profit was the result of higher selling prices and lower operating expenses due to global cost control initiatives. Cost inflation negatively impacted segment operating profit in the current year. The effects of changes in foreign currency exchange rates unfavorably impacted segment operating profit in 2013, primarily due to a weaker Brazilian real and Australian dollar in relation to the U.S. dollar, partially offset by a stronger Euro. Manufacturing and delivery costs were flat with the prior year as lower global production volumes were offset by benefits realized from permanent footprint initiatives.

        The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Segment operating profit—2012		$935
Price and product mix	$118
Sales volume	(3)
Cost inflation	(134)
Manufacturing and delivery
Operating expenses and other	44
Effects of changing foreign currency rates	(13)

Total net effect on segment operating profit		12

Segment operating profit—2013		$947

        Europe:    Segment operating profit in Europe in 2013 was $305 million compared with $307 million in 2012, a decrease of $2 million, or 1%. The higher selling prices discussed above increased segment operating profit by $18 million, while the decline in sales volume decreased segment operating profit by $3 million. Cost inflation in the current year reduced segment operating profit by $39 million. Cost control initiatives and the asset optimization program, partially offset by higher spending on equipment repairs and logistical costs, had a net $16 million positive impact on segment operating profit during 2013, while the favorable effects of foreign currency exchange rate changes increased segment operating profit by $6 million.

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

        North America:    Segment operating profit in North America in 2013 was $307 million compared with $288 million in 2012, an increase of $19 million, or 7%. Higher selling prices in the current year increased segment operating profit by $44 million and lower operating expenses, driven by cost control initiatives, had a $17 million positive impact on segment operating profit. Cost inflation had a $40 million unfavorable impact on segment operating profit. Higher manufacturing and delivery costs decreased segment operating profit by $2 million in the current year.

        South America:    Segment operating profit in South America in 2013 was $204 million compared with $227 million in 2012, a decrease of $23 million, or 10%. The lower sales volume in the current year decreased segment operating profit by $2 million, while higher selling prices improved segment operating profit by $51 million, despite the price controls imposed by the Argentina government in the first half of the year. Cost inflation in the current year decreased segment operating profit by $37 million and higher manufacturing and delivery costs resulted in a $15 million decline in 2013 compared to the prior year. The higher manufacturing and delivery costs were primarily due to a higher number of furnace rebuilds and repairs in the current year and the effects of the general strikes in Colombia, partially offset by the benefits of the new furnace in Brazil that started production at the end of 2012. The unfavorable effects of foreign currency exchange rate changes decreased segment operating profit by $14 million in the current year while other costs increased by $6 million.

        Asia Pacific:    Segment operating profit in Asia Pacific in 2013 was $131 million compared with $113 million in 2012, an increase of $18 million, or 16%. The increase in segment operating profit was primarily due to a $18 million decline in manufacturing and delivery costs driven by the benefits realized from the permanent footprint adjustments made over the past year. Higher selling prices and sales volume increased segment operating profit by $5 million and $1 million, respectively, and lower operating expenses, driven by cost control initiatives, had a $16 million positive impact in the current year. Cost inflation reduced segment operating profit by $18 million, while the unfavorable effects of foreign currency exchange rate changes decreased segment operating profit by $4 million in 2013.

Interest Expense

        Interest expense in 2013 was $239 million compared with $248 million in 2012. Interest expense for 2013 included $11 million for note repurchase premiums and the write-off of finance fees related to the discharge of the €300 million senior notes due 2017 and $3 million for loss on debt extinguishment and the write-off of finance fees related to the repurchase of a portion of the 2015 Exchangeable Notes. Exclusive of these items, interest expense decreased $23 million in the current year. The decrease was principally due to debt reduction initiatives and lower interest rates.

Provision for Income Taxes

        The Company's effective tax rate from continuing operations for 2013 was 35.8%, compared with 32.9% for 2012. Excluding the amounts related to items that management considers not representative of ongoing operations, the Company's effective tax rate for 2013 was 21.9%, compared with 22.1% for 2012.

Net Earnings Attributable to Noncontrolling Interests

        Net earnings attributable to noncontrolling interests for 2013 was $13 million compared to $34 million for 2012. The decrease was primarily due to $14 million included in 2012 related to a gain recorded by the Company for cash received from the Chinese government as compensation for land in China that the Company was required to return to the government.

Earnings from Continuing Operations Attributable to the Company

        For 2013, the Company recorded earnings from continuing operations attributable to the Company of $202 million compared with $186 million for 2012. The after tax effects of the items excluded from segment operating profit, the unusual tax items and the additional interest charges increased or decreased earnings in 2013 and 2012 as set forth in the following table (dollars in millions).

	Net Earnings Increase (Decrease)
Description	2013	2012
Restructuring, asset impairment and related charges	$(92)	$(144)
Gain on China land compensation		33
Note repurchase premiums and write-off of finance fees	(11)
Net benefit related to changes in unrecognized tax positions		14
Charge for asbestos related costs	(145)	(155)

Total	$(248)	$(252)

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

        Segment operating profit of reportable segments in 2012 was $935 million compared to $900 million in 2011, an increase of $35 million, or 4%. The increase in segment operating profit was primarily due to higher selling prices to recover high cost inflation, improved manufacturing performance in North America, footprint adjustments in Australia and global cost-cutting initiatives. These increases in segment operating profit were partially offset by the unfavorable effects of changes in foreign currency exchange rates, production curtailments in Europe and lower sales volume. Costs of goods sold were comparable to the prior year as lower costs in 2012 due to the improvements made in North America to correct the production and supply chain issues from 2011 and cost savings achieved from the permanent footprint adjustments made in Australia were offset by the unfavorable impacts of the production curtailments in Europe in the second half of 2012. Operating expenses were lower in 2012 compared to 2011 due to global cost reductions and the non-recurrence of expenses in 2011 related to the implementation of an ERP system.

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

        Europe:    Segment operating profit in Europe in 2012 was $307 million compared with $345 million in 2011, a decrease of $38 million, or 11%. The decrease in segment operating profit was mainly attributable to lower sales volume, higher costs of goods sold and the unfavorable effect of foreign currency exchange rate changes. Higher costs of goods sold were driven by lower fixed cost absorption due to production curtailment measures implemented in 2012 to balance capacity with lower demand in the region. These decreases to segment operating profit more than offset the favorable effects of higher production efficiencies experienced in the first half of 2012, as well as the favorable effects of higher selling prices to recover high cost inflation and current year cost control initiatives.

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

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

        Retained corporate costs and other for 2013 were $119 million compared with $106 million for 2012. Retained corporate costs and other for 2013 reflect lower earnings from global machine and equipment sales and other technical and engineering services, in addition to lower earnings from the Company's equity investment in a soda ash mining operation.

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

Restructuring, Asset Impairment and Related Charges

        During 2013, the Company recorded charges totaling $119 million for restructuring, asset impairment and related charges. These charges reflect completed and planned plant and furnace closures in Europe, South America and Asia Pacific, as well as global headcount reduction initiatives. These charges also include an asset impairment charge related to the Company's operations in Argentina, primarily due to macroeconomic issues in that country.

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

        See Note 9 to the Consolidated Financial Statements for additional information.

Charge for Asbestos Related Costs

        The fourth quarter of 2013 charge for asbestos-related costs was $145 million, compared to the fourth quarter of 2012 charge of $155 million. These charges resulted from the Company's comprehensive annual review of asbestos-related liabilities and costs. In each year, the Company concluded that an increase in the accrued liability was required to provide for estimated indemnity payments and legal fees arising from asbestos personal injury lawsuits and claims pending and expected to be filed during the several years following the completion of the comprehensive review. See "Critical Accounting Estimates" for further information.

        Asbestos-related cash payments for 2013 were $158 million, a decrease of $7 million from 2012. Deferred amounts payable were approximately $12 million and $24 million at December 31, 2013 and 2012, respectively.

        During 2013, the Company received approximately 1,700 new filings and disposed of approximately 1,700 claims. As of December 31, 2013, the number of asbestos-related claims pending against the Company was approximately 2,600. The Company anticipates that cash flows from operations and other sources will be sufficient to meet all asbestos-related obligations on a short-term and long-term basis. See Note 13 to the Consolidated Financial Statements for further information.

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

        The loss from discontinued operations of $18 million for the year ended December 31, 2013 includes $8 million of special termination benefits related to a previously disposed business and $10 million for ongoing costs related to the Venezuela expropriation.

Capital Resources and Liquidity

        As of December 31, 2013, the Company had cash and total debt of $383 million and $3.6 billion, respectively, compared to $431 million and $3.8 billion, respectively, as of December 31, 2012. A significant portion of the cash was held in mature, liquid markets where the Company has operations, such as the U.S., Europe and Australia, and is readily available to fund global liquidity requirements. The amount of cash held in non-U.S. locations as of December 31, 2013 was $356 million.

Current and Long-Term Debt

        On May 19, 2011, the Company entered into the Secured Credit Agreement (the "Agreement"). At December 31, 2013, the Agreement included a $900 million revolving credit facility, a $405 million term loan, an 81 million Canadian dollar term loan, and a €85 million term loan, each of which has a final maturity date of May 19, 2016. During 2013, the Company repaid 51 million Australian dollars on Term Loan A, $120 million on Term Loan B, 20 million Canadian dollars on Term Loan C and €39 million on Term Loan D under the Agreement. At December 31, 2013, the Company had unused credit of $816 million available under the Agreement.

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

        The Leverage Ratio does not conform to U.S. GAAP and should not be construed as an alternative to amounts reported in accordance with U.S. GAAP. The Company uses the Leverage Ratio to evaluate its liquidity and its compliance with its debt covenants. The Leverage Ratio for the years ended December 31, 2013 and 2012 was calculated as follows (dollars in millions):

	2013	2012
Earnings (loss) from continuing operations	$215	$220
Interest expense	239	248
Provision for income taxes	120	108
Depreciation	350	378
Amortization of intangibles	47	34

EBITDA	971	988
Adjustments in accordance with the Agreement:
Restructuring and asset impairment	119	168
Charges for asbestos-related costs	145	155
Gain on China land compensation		(61)

Credit Agreement EBITDA	$1,235	$1,250

Total Debt at December 31	$3,567	$3,773
Less cash	(383)	(431)

Net debt	$3,184	$3,342

Leverage Ratio (Net debt divided by Credit Agreement EBITDA)	2.6 x	2.7 x

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

        The Leverage Ratio also determines pricing under the Agreement. The interest rate on borrowings under the Agreement is, at the Company's option, the Base Rate or the Eurocurrency Rate, as defined in the Agreement. These rates include a margin linked to the Leverage Ratio. The margins range from 1.25% to 2.00% for Eurocurrency Rate loans and from 0.25% to 1.00% for Base Rate loans. In addition, a facility fee is payable on the revolving credit facility commitments ranging from 0.25% to 0.50% per annum linked to the Leverage Ratio. The weighted average interest rate on borrowings outstanding under the Agreement at December 31, 2013 was 2.12%. As of December 31, 2013, the Company was in compliance with all covenants and restrictions in the Agreement. In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

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

        The Company has a €215 million European accounts receivable securitization program, which extends through September 2016, subject to periodic renewal of backup credit lines. Information related to the Company's accounts receivable securitization program as of December 31, 2013 and 2012 is as follows:

	2013	2012
Balance (included in short-term loans)	$276	$264
Weighted average interest rate	1.41%	1.33%

Cash Flows

        Free cash flow was $339 million for 2013 compared to $290 million for 2012. The Company defines free cash flow as cash provided by continuing operating activities less additions to property, plant and equipment. Free cash flow does not conform to U.S. GAAP and should not be construed as an alternative to the cash flow measures reported in accordance with U.S. GAAP. The Company uses free cash flow for internal reporting, forecasting and budgeting and believes this information allows the board of directors, management, investors and analysts to better understand the Company's financial performance. Free cash flow for the years ended December 31, 2013 and 2012 is calculated as follows (dollars in millions):

	2013	2012
Cash provided by continuing operating activities	$700	$580
Additions to property, plant and equipment	(361)	(290)

Free cash flow	$339	$290

        Operating activities:    Cash provided by continuing operating activities was $700 million for 2013 compared to $580 million for 2012. The increase in cash flows from continuing operating activities was primarily due to a decrease in pension plan contributions of $123 million in 2013 compared to 2012. Working capital decreased $124 million in 2013 compared to $81 million in 2012, primarily due to an increase in accounts payable partially offset by a smaller decrease in accounts receivable. Cash provided by continuing operating activities also benefited from lower interest payments of $29 million and asbestos payments of $7 million, offset by an increase in cash paid for restructuring activities of $12 million and installment payments made in 2013 of $43 million related to a non-income tax assessment from a foreign tax authority.

        During 2013, the Company contributed $96 million to its defined benefit pension plans, compared with $219 million in 2012. The decrease in pension plan contributions in the current year was due to the Company making discretionary contributions of approximately $125 million in 2012, compared to $65 million of discretionary contributions in 2013. These discretionary contributions, along with other factors, have improved the funded status of the Company's pension plans and reduced required future contributions. In 2014, the Company may elect to continue to contribute amounts in excess of minimum required amounts in order to further improve the funded status of certain plans, and expects that the total contributions for all plans will be approximately $50 million.

        Investing activities:    Cash utilized in investing activities was $402 million for 2013 compared to $221 million for 2012. Capital spending for property, plant and equipment from continuing operations during 2013 was $361 million compared with $290 million in the prior year. The increase in capital spending was primarily due to additional planned spending related to the European Asset Optimization program. In 2013, the Company deconsolidated a subsidiary in Europe, resulting in a $32 million use of cash related to the subsidiary's cash on hand at the time of deconsolidation. Cash utilized in investing activities in 2013 included $16 million of loans made to noncontrolling partners in South America and Asia Pacific compared to $21 million of loans made in 2012. During 2012, the Company also received $85 million from the Chinese government as compensation for the land in China that the Company was required to return to the government.

        Financing activities:    Cash utilized in financing activities was $321 million for 2013 compared to $339 million for 2012. Financing activities in 2013 included repayments of long-term debt of $1,040 million, primarily related to the discharge of the €300 million senior notes due 2017, payments of $240 million on term loans under the Secured Credit Agreement and the repurchase of $46 million of the 2015 Exchangeable Notes, partially offset by additions to long-term debt of $768 million, primarily related to the issuance of the €330 million senior notes due 2021, and additions to short-term loans of $8 million. Financing activities in 2012 included repayments of long-term debt of $402 million, partially offset by additions to long-term debt of $119 million. The Company also repurchased shares of its common stock for $33 million in 2013 and $27 million in 2012. The Company received $25 million in 2013 from the exercise of stock options compared to $3 million in 2012.

        The Company anticipates that cash flows from its operations and from utilization of credit available under the Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations on a short-term (twelve months) and long-term basis. Based on the Company's expectations regarding future payments for lawsuits and claims and also based on the Company's expected operating cash flow, the Company believes that the payment of any deferred amounts of previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits and claims associated with asbestos, will not have a material adverse effect upon the Company's liquidity on a short-term or long-term basis.

Contractual Obligations and Off-Balance Sheet Arrangements

        The following information summarizes the Company's significant contractual cash obligations at December 31, 2013 (dollars in millions).

	Payments due by period
	Total	Less than one year	1 - 3 years	3 - 5 years	More than 5 years
Contractual cash obligations:
Long-term debt	$3,258	$3	$1,847	$255	$1,153
Capital lease obligations	37	13	14	4	6
Operating leases	211	50	66	47	48
Interest(1)	731	172	262	166	131
Purchase obligations(2)	1,585	752	551	244	38
Pension benefit plan contributions(3)	30	30
Postretirement benefit plan benefit payments(1)	134	14	28	28	64

Total contractual cash obligations	$5,986	$1,034	$2,768	$744	$1,440

	Amount of commitment expiration per period
	Total	Less than one year	1 - 3 years	3 - 5 years	More than 5 years
Other commercial commitments:
Standby letters of credit	$84	$84

Total commercial commitments	$84	$84

(1)
Amounts based on rates and assumptions at December 31, 2013.

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

(3)
In order to maintain minimum funding requirements, the Company is required to make contributions to its defined benefit pension plans of approximately $30 million in 2014. The Company may elect to contribute amounts in excess of minimum required amounts in order to improve the funded status of certain plans, and expects that the total contributions for all plans will be approximately $50 million. Future funding requirements for the Company's pension plans will depend largely on actual asset returns and future actuarial assumptions, such as discount rates, and can vary significantly.

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

Property, Plant and Equipment

        The net carrying amount of property, plant and equipment ("PP&E") at December 31, 2013 totaled $2.6 billion, representing 31% of total assets. Depreciation expense during 2013 totaled $350 million, representing approximately 6% of total costs and expenses. Given the significance of PP&E and associated depreciation to the Company's consolidated financial statements, the determinations of an asset's cost basis and its economic useful life are considered to be critical accounting estimates.

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

        The estimated economic useful life of an asset is monitored to determine its appropriateness, especially in light of changed business circumstances. For example, technological advances, excessive wear and tear, or changes in customers' requirements may result in a shorter estimated useful life than originally anticipated. In these cases, the Company depreciates the remaining net book value over the new estimated remaining life, thereby increasing depreciation expense per year on a prospective basis. Likewise, if the estimated useful life is increased, the adjustment to the useful life decreases depreciation expense per year on a prospective basis. Changes in economic useful life assumptions did not have a material impact on the Company's reported results in 2013, 2012 or 2011.

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

        Goodwill—Goodwill at December 31, 2013 totaled $2.1 billion, representing 24% of total assets. Goodwill is tested for impairment annually as of October 1 (or more frequently if impairment indicators arise) using a two-step process. Step 1 compares the business enterprise value ("BEV") of each reporting unit with its carrying value. The BEV is computed based on estimated future cash flows, discounted at the weighted average cost of capital of a hypothetical third-party buyer. If the BEV is less than the carrying value for any reporting unit, then Step 2 must be performed. Step 2 compares the implied fair value of goodwill with the carrying amount of goodwill. Any excess of the carrying value of the goodwill over the implied fair value will be recorded as an impairment loss. The calculations of the BEV in Step 1 and the implied fair value of goodwill in Step 2 are based on significant unobservable inputs, such as price trends, customer demand, material costs, discount rates and asset replacement costs, and are classified as Level 3 in the fair value hierarchy.

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

        During the fourth quarter of 2013, the Company completed its annual impairment testing and determined that no impairment of goodwill existed. The testing performed as of October 1, 2013, indicated a significant excess of BEV over book value for each unit that has goodwill. If the Company's projected future cash flows were substantially lower, or if the assumed weighted average cost of capital was substantially higher, the testing performed as of October 1, 2013, may have indicated an impairment of one or more of these reporting units and, as a result, the related goodwill may also have been impaired. However, less significant changes in projected future cash flows or the assumed weighted average cost of capital would not have indicated an impairment. For example, if projected future cash flows had been decreased by 5%, or if the weighted average cost of capital had been increased by 5%, or both, the resulting lower BEV's would still have exceeded the book value of each of these reporting units.

        The Company will monitor conditions throughout 2014 that might significantly affect the projections and variables used in the impairment test to determine if a review prior to October 1 may be appropriate. If the results of impairment testing confirm that a write down of goodwill is necessary, then the Company will record a charge in the fourth quarter of 2014, or earlier if appropriate. In the event the Company would be required to record a significant write down of goodwill, the charge would have a material adverse effect on reported results of operations and net worth.

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

Pension Benefit Plans

        Significant Estimates—The determination of pension obligations and the related pension expense or credits to operations involves significant estimates. The most significant estimates are the discount rate used to calculate the actuarial present value of benefit obligations and the expected long-term rate of return on plan assets. The Company uses discount rates based on yields of high quality fixed rate debt securities at the end of the year. At December 31, 2013, the weighted average discount rate was 4.81% and 4.14% for U.S. and non-U.S. plans, respectively. The Company uses an expected long-term rate of return on assets that is based on both past performance of the various plans' assets and estimated future performance of the assets. Due to the nature of the plans' assets and the volatility of debt and equity markets, actual returns may vary significantly from year to year. The Company refers to average historical returns over longer periods (up to 10 years) in determining its expected rates of return because short-term fluctuations in market values do not reflect the rates of return the Company expects to achieve based upon its long-term investing strategy. For purposes of determining pension charges and credits in 2014, the Company's estimated weighted average expected long-term rate of return on plan assets is 8.00% for U.S. plans and 6.01% for non-U.S. plans compared to 8.00% for U.S. plans and 6.34% for non-U.S. plans in 2013. The Company recorded pension expense from continuing operations of $60 million, $54 million, and $47 million for the U.S. plans in 2013, 2012, and 2011, respectively, and $41 million, $38 million, and $44 million for the non-U.S. plans from its principal defined benefit pension plans. Depending on currency translation rates, the Company expects to record approximately $55 million of total pension expense for the full year of 2014.

        Future effects on reported results of operations depend on economic conditions and investment performance. For example, a one-half percentage point change in the actuarial assumption regarding either the expected return on assets or discount rates used to calculate plan liabilities would result in a change of approximately $20 million in the pretax pension expense for the full year 2014.

        Recognition of Funded Status—The Company recognizes the funded status of each pension benefit plan on the balance sheet. The funded status of each plan is measured as the difference between the fair value of plan assets and actuarially calculated benefit obligations as of the balance sheet date. Actuarial gains and losses are accumulated in Other Comprehensive Income and the portion of each plan that exceeds 10% of the greater of that plan's assets or projected benefit obligation is amortized to income on a straight-line basis over the average remaining service period of active employees or the average remaining expected life of inactive participants (if all, or almost all, of the plan's participants are inactive).

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

        In the fourth quarter of 2013, the Company recorded a charge of $145 million to increase its accrued liability for asbestos-related costs. This amount was lower than the 2012 charge of $155 million. The factors and developments that particularly affected the determination of the amount of the 2013 accrual included the following: (i) the rates and average disposition costs of new filings against the Company; (ii) the Company's successful litigation record; (iii) legislative developments and court rulings in several states; and (iv) the impact these and other factors had on the Company's valuation of existing and future claims.

        The Company's estimates are based on a number of factors as described further in Note 13 to the Consolidated Financial Statements.

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

        In certain foreign jurisdictions, the Company's analysis indicates that it has cumulative losses in recent years. This is considered significant negative evidence which is objective and verifiable and, therefore, difficult to overcome. However, the cumulative loss position is not solely determinative and, accordingly, the Company considers all other available positive and negative evidence in its analysis. Based on its analysis, the Company has recorded a valuation allowance for the portion of deferred tax assets where based on the weight of available evidence it is unlikely to realize those deferred tax assets.

        In the U.S., the Company has experienced cumulative losses in previous years and has recorded a valuation allowance against its deferred tax assets. As of December 31, 2013, however, the Company's U.S. operations are in a three-year cumulative income position, but this is not solely determinative of the need for a valuation allowance. The Company considered this factor and all other available positive and negative evidence and concluded that it is still more likely than not that the net deferred tax assets in the U.S. will not be realized, and accordingly continued to record a valuation allowance. The evidence considered included the magnitude of the current three-year cumulative income compared to historical losses, expected impact of tax planning strategies, interest rates, and the overall business environment. The Company continues to evaluate its cumulative income position and income trend as well as its future projections of sustained profitability and whether this profitability trend constitutes sufficient positive evidence to support a reversal of the valuation allowance (in full or in part). The amount of the valuation allowance recorded in the U.S. as of December 31, 2013 is $837 million.

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

Foreign Currency Exchange Rate Risk

Earnings of operations outside the United States

        A substantial portion of the Company's operations are conducted by subsidiaries outside the U.S. The primary international markets served by the Company's subsidiaries are in Canada, Australia, China, South America (principally Colombia and Brazil), and Europe (principally Italy, France, the Netherlands, Germany, the United Kingdom, Spain and Poland). In general, revenues earned and costs incurred by the Company's major international operations are denominated in their respective local currencies. Consequently, the Company's reported financial results could be affected by factors such as changes in foreign currency exchange rates or highly inflationary economic conditions in the international markets in which the Company's subsidiaries operate. When the U.S. dollar strengthens against foreign currencies, the reported U.S. dollar value of local currency earnings generally decreases; when the U.S. dollar weakens against foreign currencies, the reported U.S. dollar value of local currency earnings generally increases. For the years ended December 31, 2013, 2012, and 2011, the Company did not have any significant foreign subsidiaries whose functional currency was the U.S. dollar.

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

        Available excess funds of a subsidiary may be redeployed through intercompany loans to other subsidiaries for debt repayment, capital investment, or other cash requirements. The intercompany loans give rise to foreign currency exchange rate risk, which the Company mitigates through the use of forward exchange contracts that effectively swap the intercompany loan and related interest to the appropriate local currency.

        The Company believes the near term exposure to foreign currency exchange rate risk of its foreign currency risk sensitive instruments was not material at December 31, 2013 and 2012.

Interest Rate Risk

        The Company's interest expense is most sensitive to changes in the general level of interest rates applicable to the term loans under its Secured Credit Agreement (see Note 12 to the Consolidated Financial Statements for further information). The Company's interest rate risk management objective is to limit the impact of interest rate changes on net income and cash flow, while minimizing interest payments and expense. To achieve this objective, the Company regularly evaluates its mix of fixed and floating-rate debt, and, from time to time, may enter into interest rate swap agreements.

        The following table provides information about the Company's interest rate sensitivity related to its significant debt obligations at December 31, 2013. The table presents principal cash flows and related weighted-average interest rates by expected maturity date.

(dollars in millions)	2014	2015	2016	2017	2018	There- after	Total	Fair Value at 12/31/2013
Long-term debt at variable rate:
Principal by expected maturity	$17	$340	$277	$4	$5	$14	$657	$657
Avg. principal outstanding	$648	$470	$161	$20	$16	$7
Avg. interest rate	2.12%	2.12%	2.12%	2.12%	2.12%	2.12%
Long-term debt at fixed rate:
Principal by expected maturity		$644	$600		$250	$1,145	$2,639	$2,924
Avg. principal outstanding	$2,639	$2,263	$1,620	$1,395	$1,239	$1,145
Avg. interest rate	5.75%	6.21%	6.47%	6.33%	6.14%	6.00%

        The Company believes the near term exposure to interest rate risk of its debt obligations has not changed materially since December 31, 2012.

Commodity Price Risk

        The Company has exposure to commodity price risk, principally related to energy. In North America, the Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows. The Company continually evaluates the natural gas market and related price risk and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements. The majority of the sales volume in North America is tied to customer contracts that contain provisions that pass the price of natural gas to the customer. In certain of these contracts, the customer has the option of fixing the natural gas price component for a specified period of time. At December 31, 2013, the Company had entered into commodity futures contracts covering approximately 5,400,000 MM BTUs, primarily related to customer requests to lock the price of natural gas. In Europe, the Company enters into fixed price contracts for a significant amount of its energy requirements. These contracts typically have terms of 12 months or less.

        The Company believes the near term exposure to commodity price risk of its commodity futures contracts was not material at December 31, 2013.

Forward Looking Statements

        This document contains "forward looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Forward looking statements reflect the Company's current expectations and projections about future events at the time, and thus involve uncertainty and risk. The words "believe," "expect," "anticipate," "will," "could," "would," "should," "may," "plan," "estimate," "intend," "predict," "potential," "continue," and the negatives of these words and other similar expressions generally identify forward looking statements. It is possible the Company's future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) foreign currency fluctuations relative to the U.S. dollar, specifically the Euro, Brazilian real and Australian dollar, (2) changes in capital availability or cost, including interest rate fluctuations and the ability of the Company to refinance debt at favorable terms, (3) the general political, economic and competitive conditions in markets and countries where the Company has operations, including uncertainties related to the economic and social conditions in Australia, Europe and South America, disruptions in capital markets, disruptions in the supply chain, competitive pricing pressures, inflation or deflation, and changes in tax rates and laws, (4) consumer preferences for alternative forms of packaging, (5) cost and availability of raw materials, labor, energy and transportation, (6) the Company's ability to manage its cost structure, including its success in implementing restructuring plans and achieving cost savings, (7) consolidation among competitors and customers, (8) the ability of the Company to acquire businesses and expand plants, integrate operations of acquired businesses and achieve expected synergies, (9) unanticipated expenditures with respect to environmental, safety and health laws, (10) the Company's ability to further develop its sales, marketing and product development capabilities, and (11) the timing and occurrence of events which are beyond the control of the Company, including any expropriation of the Company's operations, floods and other natural disasters, events related to asbestos-related claims, and the other risk factors discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 and any subsequently filed Quarterly Report on Form 10-Q. It is not possible to foresee or identify all such factors. Any forward looking statements in this document are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. Forward looking statements are not a guarantee of future performance and actual results or developments may differ materially from expectations. While the Company continually reviews trends and uncertainties affecting the Company's results of operations and financial condition, the Company does not assume any obligation to update or supplement any particular forward looking statements contained in this document.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Share Owners of
Owens-Illinois, Inc.

        We have audited the accompanying consolidated balance sheets of Owens-Illinois, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of results of operations, comprehensive income, share owners' equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens-Illinois, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Owens-Illinois, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 13, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Toledo, Ohio
February 13, 2014

Owens-Illinois, Inc.

CONSOLIDATED RESULTS OF OPERATIONS

Dollars in millions, except per share amounts

Years ended December 31,	2013	2012	2011
Net sales	$6,967	$7,000	$7,358
Cost of goods sold	(5,636)	(5,626)	(5,969)

Gross profit	1,331	1,374	1,389
Selling and administrative expense	(506)	(555)	(556)
Research, development and engineering expense	(62)	(62)	(71)
Interest expense	(239)	(248)	(314)
Interest income	10	9	11
Equity earnings	67	64	66
Other expense, net	(266)	(254)	(921)

Earnings (loss) from continuing operations before income taxes	335	328	(396)
Provision for income taxes	(120)	(108)	(85)

Earnings (loss) from continuing operations	215	220	(481)
Gain (loss) from discontinued operations	(18)	(2)	1

Net earnings (loss)	197	218	(480)
Net earnings attributable to noncontrolling interests	(13)	(34)	(20)

Net earnings (loss) attributable to the Company	$184	$184	$(500)

Amounts attributable to the Company:
Earnings (loss) from continuing operations	$202	$186	$(501)
Gain (loss) from discontinued operations	(18)	(2)	1

Net earnings (loss)	$184	$184	$(500)

Basic earnings per share:
Earnings (loss) from continuing operations	$1.22	$1.13	$(3.06)
Gain (loss) from discontinued operations	(0.11)	(0.01)	0.01

Net earnings (loss)	$1.11	$1.12	$(3.05)

Diluted earnings per share:
Earnings (loss) from continuing operations	$1.22	$1.12	$(3.06)
Gain (loss) from discontinued operations	(0.11)	(0.01)	0.01

Net earnings (loss)	$1.11	$1.11	$(3.05)

See accompanying Notes to the Consolidated Financial Statements.

Owens-Illinois, Inc.

CONSOLIDATED COMPREHENSIVE INCOME

Dollars in millions

Years ended December 31,	2013	2012	2011
Net earnings (loss)	$197	$218	$(480)
Other comprehensive income (loss):
Foreign currency translation adjustments	(232)	(26)	(187)
Pension and other postretirement benefit adjustments, net of tax	609	(156)	(225)
Change in fair value of derivative instruments	2	5	(3)

Other comprehensive income (loss)	379	(177)	(415)

Total comprehensive income (loss)	576	41	(895)
Comprehensive income attributable to noncontrolling interests	(7)	(42)	(20)

Comprehensive income (loss) attributable to the Company	$569	$(1)	$(915)

See accompanying Notes to the Consolidated Financial Statements.

Owens-Illinois, Inc.

CONSOLIDATED BALANCE SHEETS

Dollars in millions

December 31,	2013	2012
Assets
Current assets:
Cash, including time deposits of $61 ($90 in 2012)	$383	$431
Receivables	943	968
Inventories	1,117	1,139
Prepaid expenses	107	110

Total current assets	2,550	2,648
Other assets:
Equity investments	315	294
Repair parts inventories	116	133
Pension assets	68
Other assets	679	675
Goodwill	2,059	2,079

Total other assets	3,237	3,181
Property, plant and equipment:
Land, at cost	254	261
Buildings and equipment, at cost:
Buildings and building equipment	1,197	1,221
Factory machinery and equipment	4,651	4,861
Transportation, office and miscellaneous equipment	123	136
Construction in progress	213	188

	6,438	6,667
Less accumulated depreciation	3,806	3,898

Net property, plant and equipment	2,632	2,769

Total assets	$8,419	$8,598

See accompanying Notes to the Consolidated Financial Statements.

Owens-Illinois, Inc.

CONSOLIDATED BALANCE SHEETS (Continued)

Dollars in millions, except per share amounts

December 31,	2013	2012
Liabilities and Share Owners' Equity
Current liabilities:
Short-term loans	$306	$296
Accounts payable	1,144	1,032
Salaries and wages	169	172
U.S. and foreign income taxes	38	43
Current portion of asbestos-related liabilities	150	155
Other accrued liabilities	431	441
Long-term debt due within one year	16	23

Total current liabilities	2,254	2,162
Long-term debt	3,245	3,454
Deferred taxes	196	182
Pension benefits	350	846
Nonpension postretirement benefits	187	264
Other liabilities	286	329
Asbestos-related liabilities	298	306
Commitments and contingencies
Share owners' equity:
Share owners' equity of the Company:
Common stock, par value $.01 per share, 250,000,000 shares authorized, 183,500,295 and 181,865,751 shares issued (including treasury shares), respectively	2	2
Capital in excess of par value	3,040	3,005
Treasury stock, at cost, 18,785,613 and 17,901,925 shares, respectively	(454)	(425)
Retained loss	(11)	(195)
Accumulated other comprehensive loss	(1,121)	(1,506)

Total share owners' equity of the Company	1,456	881
Noncontrolling interests	147	174

Total share owners' equity	1,603	1,055

Total liabilities and share owners' equity	$8,419	$8,598

See accompanying Notes to the Consolidated Financial Statements.

Owens-Illinois, Inc

CONSOLIDATED SHARE OWNERS' EQUITY

Dollars in millions

	Share Owners' Equity of the Company
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings (Loss)	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Share Owners' Equity
Balance on January 1, 2011	$2	$3,040	$(412)	$121	$(897)	$211	$2,065
Issuance of common stock (0.5 million shares)		5					5
Reissuance of common stock (0.3 million shares)			7				7
Stock compensation		1					1
Net earnings (loss)				(500)		20	(480)
Other comprehensive loss					(415)		(415)
Acquisition of noncontrolling interest		(55)			(9)	(43)	(107)
Distributions to noncontrolling interests						(35)	(35)

Balance on December 31, 2011	2	2,991	(405)	(379)	(1,321)	153	1,041
Issuance of common stock (0.8 million shares)		3					3
Reissuance of common stock (0.3 million shares)			7				7
Treasury shares purchased (1.4 million shares)			(27)				(27)
Stock compensation		11					11
Net earnings				184		34	218
Other comprehensive income (loss)					(185)	8	(177)
Distributions to noncontrolling interests						(24)	(24)
Contribution from noncontrolling interests						3	3

Balance on December 31, 2012	2	3,005	(425)	(195)	(1,506)	174	1,055
Issuance of common stock (1.4 million shares)		25					25
Reissuance of common stock (0.2 million shares)			4				4
Treasury shares purchased (1.1 million shares)			(33)				(33)
Repurchase of exchangeable notes		(1)					(1)
Stock compensation		11					11
Net earnings				184		13	197
Other comprehensive income (loss)					385	(6)	379
Distributions to noncontrolling interests						(22)	(22)
Contribution from noncontrolling interests						5	5
Deconsolidation of subsidiary						(17)	(17)

Balance on December 31, 2013	$2	$3,040	$(454)	$(11)	$(1,121)	$147	$1,603

See accompanying Notes to the Consolidated Financial Statements.

Owens-Illinois, Inc.

CONSOLIDATED CASH FLOWS

Dollars in millions

Years ended December 31,	2013	2012	2011
Operating activities:
Net earnings (loss)	$197	$218	$(480)
(Gain) loss from discontinued operations	18	2	(1)
Non-cash charges (credits):
Depreciation	350	378	405
Amortization of intangibles and other deferred items	47	34	17
Amortization of finance fees and debt discount	32	33	32
Deferred tax benefit	(3)	(5)	(42)
Pension expense	101	92	91
Restructuring, asset impairment and related charges	119	168	112
Gain on China land compensation		(61)
Future asbestos-related costs	145	155	165
Charge for goodwill impairment			641
Other	52	8	50
Pension contributions	(96)	(219)	(59)
Asbestos-related payments	(158)	(165)	(170)
Cash paid for restructuring activities	(78)	(66)	(39)
Change in non-current assets and liabilities	(150)	(73)	(100)
Change in components of working capital	124	81	(117)

Cash provided by continuing operating activities	700	580	505
Cash utilized in discontinued operating activities	(18)	(5)	(2)

Total cash provided by operating activities	682	575	503
Investing activities:
Additions to property, plant and equipment	(361)	(290)	(285)
Acquisitions, net of cash acquired	(4)	(5)	(144)
Net cash proceeds related to sale of assets and other	11	95	3
Net payments to fund minority partner loan	(16)	(21)
Deconsolidation of subsidiary	(32)

Cash utilized in investing activities	(402)	(221)	(426)
Financing activities:
Additions to long-term debt	768	119	1,465
Repayments of long-term debt	(1,040)	(402)	(1,797)
Increase (decrease) in short-term loans	8	(38)	80
Net receipts (payments) for hedging activity	(19)	27	(22)
Payment of finance fees	(7)	(1)	(19)
Distributions to noncontrolling interests	(22)	(24)	(35)
Treasury shares purchased	(33)	(27)
Contribution from noncontrolling interests	5	3
Issuance of common stock and other	19	4	5

Cash utilized in financing activities	(321)	(339)	(323)
Effect of exchange rate fluctuations on cash	(7)	16	6

Increase (decrease) in cash	(48)	31	(240)
Cash at beginning of year	431	400	640

Cash at end of year	$383	$431	$400

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

        Shipping and Handling Costs    Shipping and handling costs are included with cost of goods sold in the Consolidated Results of Operations.

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

        Intangible Assets and Other Long-Lived Assets    Intangible assets are amortized over the expected useful life of the asset. Amortization expense directly attributed to the manufacturing of the Company's products is included in cost of goods sold. Amortization expense related to non-manufacturing activities is included in selling and administrative and other. The Company evaluates the recoverability of intangible assets and other long-lived assets based on undiscounted projected cash flows, excluding interest and taxes, when factors indicate that impairment may exist. If impairment exists, the asset is written down to fair value.

        Property, Plant and Equipment    Property, plant and equipment ("PP&E") is carried at cost and includes expenditures for new facilities and equipment and those costs which substantially increase the useful lives or capacity of existing PP&E. In general, depreciation is computed using the straight-line method and recorded over the estimated useful life of the asset. Factory machinery and equipment is depreciated over periods ranging from 5 to 25 years with the majority of such assets (principally glass-melting furnaces and forming machines) depreciated over 7 to 15 years. Buildings and building equipment are depreciated over periods ranging from 10 to 50 years. Depreciation expense directly attributed to the manufacturing of the Company's products is included in cost of goods sold. Depreciation expense related to non-manufacturing activities is included in selling and administrative. Depreciation expense includes the amortization of assets recorded under capital leases. Maintenance and repairs are expensed as incurred. Costs assigned to PP&E of acquired businesses are based on estimated fair values at the date of acquisition. The Company evaluates the recoverability of PP&E based on undiscounted projected cash flows, excluding interest and taxes, when factors indicate that impairment may exist. If impairment exists, the asset is written down to fair value.

        Derivative Instruments    The Company uses forward exchange contracts, options and commodity futures contracts to manage risks generally associated with foreign exchange rate and commodity market volatility. Derivative financial instruments are included on the balance sheet at fair value. When appropriate, derivative instruments are designated as and are effective as hedges, in accordance with accounting principles generally accepted in the United States. If the underlying hedged transaction ceases to exist, all changes in fair value of the related derivatives that have not been settled are recognized in current earnings. The Company does not enter into derivative financial instruments for trading purposes and is not a party to leveraged derivatives. Cash flows from short-term forward exchange contracts not designated as hedges are classified as a financing activity. Cash flows of commodity futures contracts are classified as operating activities.

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except per share amounts

1. Significant Accounting Policies (Continued)

        Fair Value Measurements    Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Generally accepted accounting principles defines a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

  Level 1:    Observable inputs such as quoted prices in active markets;

  Level 2:    Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

  Level 3:    Unobservable inputs for which there is little or no market data, which requires the Company to develop assumptions.

        The carrying amounts reported for cash and short-term loans approximate fair value. In addition, carrying amounts approximate fair value for certain long-term debt obligations subject to frequently redetermined interest rates. Fair values for the Company's significant fixed rate debt obligations are generally based on published market quotations.

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

        Reclassifications    Certain reclassifications of prior years' data have been made to conform to the current year presentation.

        New Accounting Standards    In July 2013, the Financial Accounting Standards Board issued guidance related to the presentation of unrecognized tax benefits when net operating loss carryforwards or tax credit carryforwards exist. This new guidance is effective for fiscal years, and interim periods, beginning after December 31, 2013. The Company elected to adopt this standard effective December 31, 2013. The adoption of this standard impacted how the Company presents certain of its unrecognized tax benefits on its balance sheet, with no impact to the results of operations or cash flows.

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

        Financial information regarding the Company's reportable segments is as follows:

	2013	2012	2011
Net sales:
Europe	$2,787	$2,717	$3,052
North America	2,002	1,966	1,929
South America	1,186	1,252	1,226
Asia Pacific	966	1,028	1,059

Reportable segment totals	6,941	6,963	7,266
Other	26	37	92

Net sales	$6,967	$7,000	$7,358

	2013	2012	2011
Segment operating profit:
Europe	$305	$307	$345
North America	307	288	222
South America	204	227	250
Asia Pacific	131	113	83

Reportable segment totals	947	935	900
Items excluded from segment operating profit:
Retained corporate costs and other	(119)	(106)	(75)
Restructuring, asset impairment and related charges	(119)	(168)	(112)
Charge for asbestos related costs	(145)	(155)	(165)
Charge for goodwill impairment			(641)
Gain on China land compensation		61
Interest income	10	9	11
Interest expense	(239)	(248)	(314)

Earnings (loss) from continuing operations before income taxes	$335	$328	$(396)

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except per share amounts

2. Segment Information (Continued)

	Europe	North America	South America	Asia Pacific	Reportable Segment Totals	Retained Corp Costs and Other	Consolidated Totals
Total assets:
2013	$3,509	$1,995	$1,467	$1,150	$8,121	$298	$8,419
2012	3,362	1,994	1,655	1,349	8,360	238	8,598
2011	3,588	2,020	1,682	1,379	8,669	306	8,975
Equity investments:
2013	$84	$25	$—	$155	$264	$51	$315
2012	63	25		165	253	41	294
2011	59	27		181	267	48	315
Equity earnings:
2013	$17	$16	$—	$10	$43	$24	$67
2012	15	16		5	36	28	64
2011	21	9		3	33	33	66
Capital expenditures:
2013	$130	$100	$80	$36	$346	$15	$361
2012	87	68	75	49	279	11	290
2011	127	60	50	37	274	11	285
Depreciation and amortization expense:
2013	$139	$110	$72	$62	$383	$14	$397
2012	150	107	70	70	397	15	412
2011	164	96	73	80	413	9	422

        The Company's net property, plant and equipment by geographic segment are as follows:

	U.S.	Non-U.S.	Total
2013	$686	$1,946	$2,632
2012	663	2,106	2,769
2011	667	2,210	2,877

        The Company's net sales by geographic segment are as follows:

	U.S.	Non-U.S.	Total
2013	$1,809	$5,158	$6,967
2012	1,780	5,220	7,000
2011	1,776	5,582	7,358

        Operations outside the U.S. that accounted for more than 10% of consolidated net sales from continuing operations were in France (2013—11%, 2012—11%, 2011—13%).

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except per share amounts

3. Receivables

        Receivables consist of the following at December 31, 2013 and 2012:

	2013	2012
Trade accounts receivable	$757	$827
Less: allowances for doubtful accounts and discounts	39	41

Net trade receivables	718	786
Other receivables	225	182

	$943	$968

        The Company uses various factoring programs to sell certain receivables to financial institutions as part of managing its cash flows. At December 31, 2013 and 2012, the amount of receivables sold by the Company was $192 million and $141 million, respectively. The Company has no continuing involvement with the sold receivables.

4. Inventories

        Major classes of inventory are as follows:

	2013	2012
Finished goods	$958	$957
Raw materials	113	137
Operating supplies	46	45

	$1,117	$1,139

5. Equity Investments

        Summarized information pertaining to the Company's equity associates follows:

	2013	2012	2011
For the year:
Equity in earnings:
Non-U.S.	$27	$20	$24
U.S.	40	44	42

Total	$67	$64	$66

Dividends received	$67	$50	$50

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except per share amounts

5. Equity Investments (Continued)

        Summarized combined financial information for equity associates is as follows (unaudited):

	2013	2012
At end of year:
Current assets	$419	$327
Non-current assets	528	496

Total assets	947	823
Current liabilities	224	195
Other liabilities and deferred items	193	158

Total liabilities and deferred items	417	353

Net assets	$530	$470

	2013	2012	2011
For the year:
Net sales	$699	$658	$689

Gross profit	$185	$191	$215

Net earnings	$149	$143	$174

        The Company's significant equity method investments include: (1) 50% of the common shares of Vetri Speciali SpA, a specialty glass manufacturer; (2) a 25% partnership interest in Tata Chemical (Soda Ash) Partners, a soda ash supplier; (3) a 50% partnership interest in Rocky Mountain Bottle Company, a glass container manufacturer; (4) a 50% partnership interest in BJC O-I Glass Pte. Ltd., a glass container manufacturer; and (5) 50% of the common shares of Vetrerie Meridionali SpA ("VeMe"), a glass container manufacturer. During the fourth quarter of 2013, changes were made to the VeMe joint venture agreement that resulted in the Company relinquishing control of the joint venture and, therefore, deconsolidating the entity. No gain or loss was recognized related to the deconsolidation as the fair value of the entity was equal to the carrying amount of the entity's assets and liabilities. The fair value, which the Company classified as Level 3 in the fair value hierarchy, was computed using a discounted cash flow analysis based on projected future cash flows of the joint venture.

        There is a difference of approximately $13 million as of December 31, 2013 between the amount at which certain investments are carried and the amount of underlying equity in net assets. The portion of the difference related to inventory or amortizable assets is amortized as a reduction of the equity earnings. The remaining difference is considered goodwill.

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except per share amounts

6. Goodwill

        The changes in the carrying amount of goodwill for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Europe	North America	South America	Asia Pacific	Other	Total
Balance as of January 1, 2011	$1,009	$743	$387	$677	$5	$2,821
Acquisitions	8					8
Impairment charge				(641)		(641)
Translation effects	(34)	(3)	(33)	(36)		(106)

Balance as of December 31, 2011	983	740	354	—	5	2,082
Translation effects	23	3	(29)			(3)

Balance as of December 31, 2012	1,006	743	325	—	5	2,079
Translation effects	38	(9)	(49)			(20)

Balance as of December 31, 2013	$1,044	$734	$276	$—	$5	$2,059

        Goodwill for the Asia Pacific segment is net of accumulated impairment losses of $1,135 million as of December 31, 2013, 2012 and 2011.

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

        During the fourth quarter of 2013, the Company completed its annual impairment testing and determined that no impairment existed. During the fourth quarter of 2011, the Company completed its annual impairment testing and determined that impairment existed in the goodwill of its Asia Pacific segment. Lower projected cash flows, principally in the segment's Australian operations, caused the decline in the business enterprise value. The strong Australian dollar in 2011 resulted in many wine producers in the country exporting their wine in bulk shipments and bottling the wine closer to their end markets. This decreased the demand for wine bottles in Australia, which was a significant portion of the Company's sales in that country, and the Company expects this decreased demand to continue into the foreseeable future. Following a review of the valuation of the segment's identifiable assets, the Company recorded an impairment charge of $641 million to reduce the reported value of its goodwill.

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except per share amounts

7. Other Assets

        Other assets consist of the following at December 31, 2013 and 2012:

	2013	2012
Deferred tax assets	$237	$284
Capitalized software	114	115
Deferred returnable packaging costs	124	96
Non-income tax receivable	70	20
Deferred finance fees	33	40
Intangibles	23	29
Other	78	91

	$679	$675

        Capitalized software includes costs related to the acquisition and development of internal-use software. These costs are amortized over the estimated useful life of the software. Amortization expense for capitalized software was $14 million, $15 million and $11 million for 2013, 2012 and 2011, respectively. Estimated amortization related to capitalized software through 2018 is as follows: 2014, $17 million; 2015, $16 million; 2016, $13 million; 2017, $13 million; and 2018, $12 million.

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

Commodity Futures Contracts Designated as Cash Flow Hedges

        In North America, the Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows. The Company continually evaluates the natural gas market and related price risk and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements. The majority of the sales volume in North America is tied to customer contracts that contain provisions that pass the price of natural gas to the customer. In certain of these contracts, the customer has the option of fixing the natural gas price component for a specified period of time. At December 31, 2013 and 2012, the Company had entered into commodity futures contracts covering approximately 5,400,000 MM BTUs and 7,000,000 MM BTUs, respectively, primarily related to customer requests to lock the price of natural gas.

        The Company accounts for the above futures contracts as cash flow hedges at December 31, 2013 and recognizes them on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owners' equity ("OCI") and reclassified into earnings in the same period or periods during which the underlying

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except per share amounts

8. Derivative Instruments (Continued)

hedged item affects earnings. An unrecognized gain of $1 million at December 31, 2013 and an unrecognized loss of $1 million at December 31, 2012 related to the commodity futures contracts were included in Accumulated OCI, and will be reclassified into earnings over the next twelve to twenty-four months. Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings. The ineffectiveness related to these natural gas hedges for the year ended December 31, 2013 and 2012 was not material.

        The effect of the commodity futures contracts on the results of operations for the years ended December 31, 2013, 2012 and 2011 is as follows:

Amount of Gain (Loss) Recognized in OCI on Commodity Futures Contracts (Effective Portion)			Amount of Loss Reclassified from Accumulated OCI into Income (reported in cost of goods sold) (Effective Portion)
2013	2012	2011	2013	2012	2011
$1	$(3)	$(10)	$(1)	$(8)	$(7)

Senior Notes Designated as Net Investment Hedge

        During December 2004, a U.S. subsidiary of the Company issued senior notes totaling €225 million. These notes were designated by the Company's subsidiary as a hedge of a portion of its net investment in a non-U.S. subsidiary with a Euro functional currency. Because the amount of the senior notes matched the hedged portion of the net investment, there was no hedge ineffectiveness. Accordingly, the Company recorded the impact of changes in the foreign currency exchange rate on the Euro-denominated notes in OCI. The amount of loss recognized in OCI related to this net investment hedge for the year ended December 31, 2011 was $25 million. During the second quarter of 2011, the senior notes designated as the net investment hedge were redeemed by a subsidiary of the Company. The amount recorded in OCI related to this net investment hedge will be reclassified into earnings when the Company sells or liquidates its net investment in the non-U.S. subsidiary.

Forward Exchange Contracts not Designated as Hedging Instruments

        The Company may enter into short-term forward exchange or option agreements to purchase foreign currencies at set rates in the future. These agreements are used to limit exposure to fluctuations in foreign currency exchange rates for significant planned purchases of fixed assets or commodities that are denominated in currencies other than the subsidiaries' functional currency. The Company may also use forward exchange agreements to offset the foreign currency risk for receivables and payables, including intercompany receivables and payables, not denominated in, or indexed to, their functional currencies. The Company records these short-term forward exchange agreements on the balance sheet at fair value and changes in the fair value are recognized in current earnings.

        At December 31, 2013 and 2012, the Company had outstanding forward exchange and option agreements denominated in various currencies covering the equivalent of approximately $550 million and $750 million, respectively, related primarily to intercompany transactions and loans.

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except per share amounts

8. Derivative Instruments (Continued)

        The effect of the forward exchange contracts on the results of operations for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Amount of Gain (Loss) Recognized in Income on Forward Exchange Contracts
Location of Gain (Loss) Recognized in Income on Forward Exchange Contracts
	2013	2012	2011
Other expense	$(28)	$6	$(11)

Balance Sheet Classification

        The Company records the fair values of derivative financial instruments on the balance sheet as follows: (a) receivables if the instrument has a positive fair value and maturity within one year, (b) deposits, receivables, and other assets if the instrument has a positive fair value and maturity after one year, and (c) other accrued liabilities or other liabilities (current) if the instrument has a negative fair value and maturity within one year. The following table shows the amount and classification (as noted above) of the Company's derivatives as of December 31, 2013 and 2012:

	Fair Value
	Balance Sheet Location	2013	2012
Asset Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	a	$1	$—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	a	3	4

Total asset derivatives		$4	$4

Liability Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	c	$—	$1
Derivatives not designated as hedging instruments:
Foreign exchange contracts	c	7	9

Total liability derivatives		$7	$10

9. Restructuring Accruals, Asset Impairments and Other Costs Related to Closed Facilities

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

European Asset Optimization

        In 2011, the Company implemented the European Asset Optimization program to increase the efficiency and capability of its European operations and to better align its European manufacturing footprint with market and customer needs. This program involves making additional investments in certain facilities and addressing assets with higher cost structures. As part of this program, the Company recorded charges of $16 million in 2013, $86 million in 2012 and $24 million in 2011 for employee costs, asset impairments and environmental remediation related to decisions to close furnaces and manufacturing facilities in Europe. The Company expects to execute further actions under this program in phases over the next several years.

Asia Pacific Restructuring

        In 2011, the Company implemented a restructuring plan in its Asia Pacific segment, primarily related to aligning its supply base with lower demand in the region. As part of this plan, the Company recorded charges of $49 million, $47 million and $46 million for the years ended 2013, 2012 and 2011, respectively, for employee costs and asset impairments related to furnace closures and additional restructuring activities.

Other Restructuring Actions

        The Company took certain other restructuring actions and recorded charges in 2013 of $16 million for employee costs related to the closure of flat glass operations in South America, $13 million for employee costs related to global headcount reduction initiatives and $3 million for miscellaneous other costs. In 2012, the Company recorded charges of $13 million for employee costs and asset impairments

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except per share amounts

9. Restructuring Accruals, Asset Impairments and Other Costs Related to Closed Facilities (Continued)

related to a decision to close a machine manufacturing facility in the U.S., $7 million for employee costs and asset impairments related to a decision to close a mold shop in South America and $15 million for miscellaneous other costs. In 2011, the Company recorded charges of $13 million related to headcount reductions, primarily in Europe and South America, and $12 million for an asset impairment related to a previously closed facility in Europe.

        The beginning accrual balance for other restructuring actions as of January 1, 2012 primarily relates to the Company's strategic review of its global manufacturing footprint completed in 2010.

        The following table presents information related to restructuring, asset impairment and other costs related to closed facilities:

	European Asset Optimization	Asia Pacific Restructuring	Other Restructuring Actions	Total Restructuring
Balance at January 1, 2012	$12	$17	$74	$103
2012 charges	86	47	35	168
Write-down of assets to net realizable value	(30)	(22)	(16)	(68)
Net cash paid, principally severance and related benefits	(16)	(25)	(25)	(66)
Pension charges transferred to other accounts		(11)	(4)	(15)
Other, including foreign exchange translation	1			1

Balance at December 31, 2012	53	6	64	123
2013 charges	16	49	32	97
Write-down of assets to net realizable value	(3)	(11)	(2)	(16)
Net cash paid, principally severance and related benefits	(37)	(16)	(25)	(78)
Pension charges transferred to other accounts		(6)		(6)
Other, including foreign exchange translation	1	(2)	(5)	(6)

Balance at December 31, 2013	$30	$20	$64	$114

        The restructuring accrual balance represents the Company's estimates of the remaining future cash amounts to be paid related to the actions noted above. As of December 31, 2013, the Company's estimates include approximately $71 million for severance and related benefits costs, $27 million for environmental remediation costs, and $16 million for other exit costs. The 2012 charges include approximately $14 million related to environmental remediation costs at a closed facility in Europe.

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

        The changes in the pension benefit obligations for the year are as follows:

	U.S.		Non-U.S.
	2013	2012	2013	2012
Obligations at beginning of year	$2,647	$2,547	$1,911	$1,553
Change in benefit obligations:
Service cost	27	27	33	26
Interest cost	106	114	72	77
Actuarial (gain) loss, including the effect of change in discount rates	(234)	170	(1)	293
Curtailment and plan amendment			(52)
Special termination	8
Participant contributions			7	7
Benefit payments	(279)	(220)	(101)	(101)
Other		9	(4)
Foreign currency translation			1	56

Net change in benefit obligations	(372)	100	(45)	358

Obligations at end of year	$2,275	$2,647	$1,866	$1,911

        The changes in the fair value of the pension plans' assets for the year are as follows:

	U.S.		Non-U.S.
	2013	2012	2013	2012
Fair value at beginning of year	$2,175	$2,011	$1,527	$1,325
Change in fair value:
Actual gain on plan assets	365	275	61	118
Benefit payments	(279)	(220)	(101)	(101)
Employer contributions	12	109	92	110
Participant contributions			7	7
Foreign currency translation			(5)	43
Other			(3)	25

Net change in fair value of assets	98	164	51	202

Fair value at end of year	$2,273	$2,175	$1,578	$1,527

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except per share amounts

10. Pension Benefit Plans and Other Postretirement Benefits (Continued)

        The employer contributions in the U.S. for 2013 include $8 million related to special termination benefits for a discontinued operation.

        The funded status of the pension plans at year end is as follows:

	U.S.		Non-U.S.
	2013	2012	2013	2012
Plan assets at fair value	$2,273	$2,175	$1,578	$1,527
Projected benefit obligations	2,275	2,647	1,866	1,911

Plan assets less than projected benefit obligations	(2)	(472)	(288)	(384)
Items not yet recognized in pension expense:
Actuarial loss	935	1,461	488	534
Prior service cost (credit)	2	2	(25)	(9)

	937	1,463	463	525

Net amount recognized	$935	$991	$175	$141

        The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2013 and 2012 as follows:

	U.S.		Non-U.S.
	2013	2012	2013	2012
Pension assets	$46	$—	$22	$—
Current pension liability, included with Other accrued liabilities	(2)	(3)	(6)	(7)
Pension benefits	(46)	(469)	(304)	(377)
Accumulated other comprehensive loss	937	1,463	463	525

Net amount recognized	$935	$991	$175	$141

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except per share amounts

10. Pension Benefit Plans and Other Postretirement Benefits (Continued)

        The following changes in plan assets and benefit obligations were recognized in accumulated other comprehensive income at December 31, 2013 and 2012 as follows (amounts are pretax):

	U.S.		Non-U.S.
	2013	2012	2013	2012
Current year actuarial (gain) loss	$(416)	$79	$28	$239
Amortization of actuarial loss	(110)	(96)	(28)	(22)
Amortization of prior service credit			1
Curtailment and plan amendment			(52)
Settlement			(6)	(11)

	(526)	(17)	(57)	206
Translation			(5)	17

	$(526)	$(17)	$(62)	$223

        The accumulated benefit obligation for all defined benefit pension plans was $4,015 million and $4,298 million at December 31, 2013 and 2012, respectively.

        The components of the net pension expense for the year are as follows:

	U.S.			Non-U.S.
	2013	2012	2011	2013	2012	2011
Service cost	$27	$27	$25	$33	$26	$24
Interest cost	106	114	125	72	77	83
Expected asset return	(183)	(183)	(186)	(91)	(87)	(86)
Amortization:
Actuarial loss	110	96	83	28	22	24
Prior service credit				(1)		(1)

Net amortization	110	96	83	27	22	23

Net expense	$60	$54	$47	$41	$38	$44

        The U.S. pension expense excludes $8 million of special termination benefits that were recorded in discontinued operations in 2013. The U.S. pension expense excludes $4 million of special termination benefits that were recorded in restructuring expense in 2012. The non-U.S. pension expense excludes $6 million and $11 million of pension settlement costs that were recorded in restructuring expense in 2013 and 2012, respectively.

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except per share amounts

10. Pension Benefit Plans and Other Postretirement Benefits (Continued)

        Amounts that are expected to be amortized from accumulated other comprehensive income into net pension expense during 2014:

	U.S.	Non-U.S.
Amortization:
Actuarial loss	$74	$22
Prior service cost		(3)

Net amortization	$74	$19

        The following information is for plans with projected and accumulated benefit obligations in excess of the fair value of plan assets at year end:

	Projected Benefit Obligation Exceeds the Fair Value of Plan Assets				Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets
	U.S.		Non-U.S.		U.S.		Non-U.S.
	2013	2012	2013	2012	2013	2012	2013	2012
Projected benefit obligations	$674	$2,647	$1,588	$1,911	$674	$2,647	$1,588	$1,172
Accumulated benefit obligation	646	2,569	1,537	1,729	646	2,569	1,537	1,090
Fair value of plan assets	626	2,175	1,278	1,527	626	2,175	1,278	858

        The weighted average assumptions used to determine benefit obligations are as follows:

	U.S.		Non-U.S.
	2013	2012	2013	2012
Discount rate	4.81%	4.11%	4.14%	3.89%
Rate of compensation increase	2.97%	2.97%	3.31%	3.08%

        The weighted average assumptions used to determine net periodic pension costs are as follows:

	U.S.			Non-U.S.
	2013	2012	2011	2013	2012	2011
Discount rate	4.11%	4.59%	5.24%	3.89%	4.75%	5.28%
Rate of compensation increase	2.97%	3.14%	4.50%	3.08%	3.23%	3.49%
Expected long-term rate of return on assets	8.00%	8.00%	8.00%	6.34%	6.24%	6.44%

        Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases as presented above. Amortization included in net pension expense is based on the average remaining service of employees.

        For 2013, the Company's weighted average expected long-term rate of return on assets was 8.00% for the U.S. plans and 6.34% for the non-U.S. plans. In developing this assumption, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions. The Company also considered its historical

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except per share amounts

10. Pension Benefit Plans and Other Postretirement Benefits (Continued)

10-year average return (through December 31, 2012), which was in line with the expected long-term rate of return assumption for 2013.

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

        The Company's U.S. pension plan assets held in the group trust are classified as Level 2 assets in the fair value hierarchy. The total U.S. plan assets amounted to $2,273 million and $2,175 million as of December 31, 2013 and 2012, respectively, and consisted of approximately 72% equity securities and 28% debt securities. The following table sets forth by level, within the fair value hierarchy, the Company's non-U.S. pension plan assets at fair value as of December 31, 2013 and 2012:

	2013			2012
							Target Allocation
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents	$39	$6	$—	$36	$20	$—
Equity securities	387	210		367	173		45 - 55%
Debt securities	752	116	2	714	113	3	40 - 50%
Real estate			6			15	0 - 10%
Other	13	47		18	68		0 - 10%

Total assets at fair value	$1,191	$379	$8	$1,135	$374	$18

        The following is a reconciliation of the Company's pension plan assets recorded at fair value using significant unobservable inputs (Level 3):

	2013	2012
Beginning balance	$18	$16
Net increase (decrease)	(10)	2

Ending balance	$8	$18

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except per share amounts

10. Pension Benefit Plans and Other Postretirement Benefits (Continued)

        The net increase (decrease) in the fair value of the Company's Level 3 pension plan assets is primarily due to purchases and sales of unlisted real estate funds. The change in the fair value of Level 3 pension plan assets due to actual return on those assets was immaterial in 2013.

        In order to maintain minimum funding requirements, the Company is required to make contributions to its defined benefit pension plans of approximately $30 million in 2014.

        The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	U.S.	Non-U.S.
2014	$181	$82
2015	172	85
2016	174	86
2017	167	87
2018	164	90
2019 - 2023	794	487

        The Company also sponsors several defined contribution plans for all salaried and hourly U.S. employees. Participation is voluntary and participants' contributions are based on their compensation. The Company matches contributions of participants, up to various limits, in substantially all plans. Company contributions to these plans amounted to $8 million in 2013, $7 million in 2012, and $8 million in 2011.

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

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except per share amounts

10. Pension Benefit Plans and Other Postretirement Benefits (Continued)

        The changes in the postretirement benefit obligations for the year are as follows:

	U.S.		Non-U.S.
	2013	2012	2013	2012
Obligations at beginning of year	$181	$194	$102	$95
Change in benefit obligations:
Service cost	1	1	1	1
Interest cost	5	8	4	4
Actuarial (gain) loss, including the effect of changing discount rates	1	(6)	(7)	3
Benefit payments	(15)	(16)	(4)	(3)
Curtailment	(62)
Foreign currency translation			(6)	2

Net change in benefit obligations	(70)	(13)	(12)	7

Obligations at end of year	$111	$181	$90	$102

        The funded status of the postretirement benefit plans at year end is as follows:

	U.S.		Non-U.S.
	2013	2012	2013	2012
Postretirement benefit obligations	$(111)	$(181)	$(90)	$(102)
Items not yet recognized in net postretirement benefit cost:
Actuarial loss	30	36	(2)	5
Prior service credit	(54)	(8)

	(24)	28	(2)	5

Net amount recognized	$(135)	$(153)	$(92)	$(97)

        The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2013 and 2012 as follows:

	U.S.		Non-U.S.
	2013	2012	2013	2012
Current nonpension postretirement benefit, included with Other accrued liabilities	$(10)	$(15)	$(4)	$(4)
Nonpension postretirement benefits	(101)	(166)	(86)	(98)
Accumulated other comprehensive loss	(24)	28	(2)	5

Net amount recognized	$(135)	$(153)	$(92)	$(97)

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except per share amounts

10. Pension Benefit Plans and Other Postretirement Benefits (Continued)

        The following changes in benefit obligations were recognized in accumulated other comprehensive income at December 31, 2013 and 2012 as follows (amounts are pretax):

	U.S.		Non-U.S.
	2013	2012	2013	2012
Current year actuarial (gain) loss	$1	$(6)	$(7)	$3
Curtailment	(57)
Amortization of actuarial loss	(3)	(5)
Amortization of prior service credit	7	3
Other adjustments		(2)

	$(52)	$(10)	$(7)	$3

        The components of the net postretirement benefit cost for the year are as follows:

	U.S.			Non-U.S.
	2013	2012	2011	2013	2012	2011
Service cost	$1	$1	$1	$1	$1	$1
Interest cost	5	8	10	4	4	4
Curtailment gain	(5)
Amortization:
Actuarial loss	3	5	5
Prior service credit	(7)	(3)	(3)

Net amortization	(4)	2	2	—	—	—

Net postretirement benefit (income) cost	$(3)	$11	$13	$5	$5	$5

        Amounts that are expected to be amortized from accumulated other comprehensive income into net postretirement benefit cost during 2014:

	U.S.	Non-U.S.
Amortization:
Actuarial loss	$2	$—
Prior service credit	(8)

Net amortization	$(6)	$—

        The weighted average discount rates used to determine the accumulated postretirement benefit obligation and net postretirement benefit cost are as follows:

	U.S.			Non-U.S.
	2013	2012	2011	2013	2012	2011
Accumulated post retirement benefit obligation	4.63%	4.04%	4.47%	4.47%	3.89%	4.13%
Net postretirement benefit cost	4.04%	4.47%	5.09%	3.89%	4.13%	5.02%

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except per share amounts

10. Pension Benefit Plans and Other Postretirement Benefits (Continued)

        The weighted average assumed health care cost trend rates at December 31 are as follows:

	U.S.		Non-U.S.
	2013	2012	2013	2012
Health care cost trend rate assumed for next year	7.00%	8.00%	5.00%	6.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2024	2019	2014	2014

        Assumed health care cost trend rates affect the amounts reported for the postretirement benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	U.S.		Non-U.S.
	1-Percentage-Point		1-Percentage-Point
	Increase	Decrease	Increase	Decrease
Effect on total of service and interest cost	$—	$—	$1	$(1)
Effect on accumulated postretirement benefit obligations	4	(4)	15	(12)

        Amortization included in net postretirement benefit cost is based on the average remaining service of employees.

        The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	U.S.	Non-U.S.
2014	$10	$4
2015	10	4
2016	10	4
2017	9	5
2018	9	5
2019 - 2023	39	25

        Benefits provided by the Company for certain hourly retirees are determined by collective bargaining. Most other domestic hourly retirees receive health and life insurance benefits from a multi-employer trust established by collective bargaining. Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $6 million in each of the years 2013, 2012 and 2011. Postretirement health and life benefits for retirees of foreign subsidiaries are generally provided through the national health care programs of the countries in which the subsidiaries are located.

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except per share amounts

11. Income Taxes

        The provision for income taxes was calculated based on the following components of earnings (loss) before income taxes:

Continuing operations	2013	2012	2011
U.S.	$86	$32	$23
Non-U.S.	249	296	(419)

	$335	$328	$(396)

Discontinued operations	2013	2012	2011
U.S.	$(8)	$—	$—
Non-U.S.	(10)	(5)	(2)

	$(18)	$(5)	$(2)

        The provision (benefit) for income taxes consists of the following:

	2013	2012	2011
Current:
U.S.	$7	$(4)	$(12)
Non-U.S.	116	117	139

	123	113	127

Deferred:
U.S.		8	11
Non-U.S.	(3)	(13)	(53)

	(3)	(5)	(42)

Total:
U.S.	7	4	(1)
Non-U.S.	113	104	86

Total for continuing operations	120	108	85
Total for discontinued operations		(3)	(3)

	$120	$105	$82

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except per share amounts

11. Income Taxes (Continued)

        A reconciliation of the provision for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows:

	2013	2012	2011
Tax provision on pretax earnings (loss) from continuing operations at statutory U.S. Federal tax rate	$117	$115	$(139)
Increase (decrease) in provision for income taxes due to:
Differences in income taxes on foreign earnings, losses and remittances	(29)	(5)	(13)
Goodwill impairment			224
Changes in valuation allowance	37	(7)	15
Tax audits and settlements	1	(1)	3
Other items	(6)	6	(5)

Provision for income taxes	$120	$108	$85

        Deferred income taxes reflect: (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes; and (2) carryovers and credits for income tax purposes.

        Significant components of the Company's deferred tax assets and liabilities at December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets:
Accrued postretirement benefits	$60	$89
Asbestos-related liabilities	157	161
Foreign tax credit	356	354
Operating and capital loss carryovers	489	486
Other credit carryovers	46	46
Accrued liabilities	89	95
Pension liability	47	237
Other	73	97

Total deferred tax assets	1,317	1,565
Deferred tax liabilities:
Property, plant and equipment	126	120
Exchangeable notes	10	19
Intangibles	27	13
Other	59	83

Total deferred tax liabilities	222	235
Valuation allowance	(990)	(1,171)

Net deferred taxes	$105	$159

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except per share amounts

11. Income Taxes (Continued)

        Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2013 and 2012 as follows:

	2013	2012
Prepaid expenses	$64	$62
Other assets	237	284
U.S. and foreign income taxes		(5)
Deferred taxes	(196)	(182)

Net deferred taxes	$105	$159

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

        At December 31, 2013, before valuation allowance, the Company had unused foreign tax credits of $356 million expiring in 2017 through 2022, research tax credit of $20 million expiring from 2014 to 2033, and alternative minimum tax credits of $26 million which do not expire and which will be available to offset future U.S. Federal income tax. Approximately $164 million of the deferred tax assets related to operating and capital loss carryforwards can be carried over indefinitely, with the remaining $325 million expiring between 2014 and 2031.

        In certain foreign jurisdictions, the Company's analysis indicates that it has cumulative losses in recent years. This is considered significant negative evidence which is objective and verifiable and, therefore, difficult to overcome. However, the cumulative loss position is not solely determinative and, accordingly, the Company considers all other available positive and negative evidence in its analysis. Based on its analysis, the Company has recorded a valuation allowance for the portion of deferred tax assets where based on the weight of available evidence it is unlikely to realize those deferred tax assets.

        In the U.S., the Company has experienced cumulative losses in previous years and has recorded a valuation allowance against its deferred tax assets. As of December 31, 2013, however, the Company's U.S. operations are in a three-year cumulative income position, but this is not solely determinative of the need for a valuation allowance. The Company considered this factor and all other available positive and negative evidence and concluded that it is still more likely than not that the net deferred tax assets in the U.S. will not be realized, and accordingly continued to record a valuation allowance. The evidence considered included the magnitude of the current three-year cumulative income compared to historical losses, expected impact of tax planning strategies, interest rates, and the overall business environment. The Company continues to evaluate its cumulative income position and income trend as well as its future projections of sustained profitability and whether this profitability trend constitutes sufficient positive evidence to support a reversal of the valuation allowance (in full or in part). The amount of the valuation allowance recorded in the U.S. as of December 31, 2013 is $837 million.

        At December 31, 2013, the Company's equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $3.2 billion. The Company intends to

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except per share amounts

11. Income Taxes (Continued)

reinvest these earnings indefinitely in the non-U.S. operations and has not distributed any of these earnings to the U.S. in 2013, 2012 or 2011. It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed. Deferred taxes are provided for earnings of non-U.S. jurisdictions when the Company plans to remit those earnings.

        The Company has recognized tax benefits as a result of incentives in certain non-U.S. jurisdictions which expire between 2014 and 2016.

        The Company records a liability for unrecognized tax benefits related to uncertain tax positions. The Company accrues interest and penalties associated with unrecognized tax benefits as a component of its income tax expense. The following is a reconciliation of the Company's total gross unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Balance at January 1	$97	$125	$143
Additions and reductions for tax positions of prior years	(3)	8	(15)
Additions based on tax positions related to the current year	9	7	30
Reductions due to the lapse of the applicable statute of limitations	(2)	(21)	(8)
Reductions due to settlements		(26)	(18)
Foreign currency translation	(1)	4	(7)

Balance at December 31	$100	$97	$125

Unrecognized tax benefits, which if recognized, would impact the Company's effective income tax rate	$92	$89	$114

Accrued interest and penalties at December 31	$35	$33	$49

Interest and penalties included in tax expense for the years ended December 31	$1	$(6)	$18

        Based upon the outcome of tax examinations, judicial proceedings, or expiration of statute of limitations, it is reasonably possible that the ultimate resolution of these unrecognized tax benefits may result in a payment that is materially different from the current estimate of the tax liabilities. The Company believes that it is reasonably possible that the estimated liability could decrease up to $20 million within the next 12 months. This is primarily the result of audit settlements or statute expirations in several taxing jurisdictions.

        The Company is currently under examination in various tax jurisdictions in which it operates, including Argentina, Australia, Ecuador, Germany, and Italy. The years under examination range from 2005 through 2012. The Company believes that there are no jurisdictions in which the outcome of unresolved issues or claims is likely to be material to the Company's results of operations, financial position or cash flows. The Company further believes that adequate provisions for all income tax uncertainties have been made. During 2013, the Company concluded audits in several jurisdictions, including Czech Republic, France, New Zealand, Peru, Poland, Spain and the United Kingdom.

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except per share amounts

12. Debt

        The following table summarizes the long-term debt of the Company at December 31, 2013 and 2012:

	2013	2012
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$—
Term Loans:
Term Loan A		53
Term Loan B	405	525
Term Loan C (81 million CAD at December 31, 2013)	76	102
Term Loan D (€85 million at December 31, 2013)	117	163
Senior Notes:
3.00%, Exchangeable, due 2015	617	642
7.375%, due 2016	593	591
6.875%, due 2017 (€300 million)		396
6.75%, due 2020 (€500 million)	690	660
4.875%, due 2021 (€330 million)	455
Senior Debentures:
7.80%, due 2018	250	250
Other	58	95

Total long-term debt	3,261	3,477
Less amounts due within one year	16	23

Long-term debt	$3,245	$3,454

        On May 19, 2011, the Company entered into the Secured Credit Agreement (the "Agreement"). At December 31, 2013, the Agreement included a $900 million revolving credit facility, a $405 million term loan, an 81 million Canadian dollar term loan, and a €85 million term loan, each of which has a final maturity date of May 19, 2016. During 2013, the Company repaid 51 million Australian dollars on Term Loan A, $120 million on Term Loan B, 20 million Canadian dollars on Term Loan C and €39 million on Term Loan D under the Agreement. At December 31, 2013, the Company had unused credit of $816 million available under the Agreement.

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

        The Leverage Ratio also determines pricing under the Agreement. The interest rate on borrowings under the Agreement is, at the Company's option, the Base Rate or the Eurocurrency Rate, as defined in the Agreement. These rates include a margin linked to the Leverage Ratio. The margins range from 1.25% to 2.00% for Eurocurrency Rate loans and from 0.25% to 1.00% for Base Rate loans. In addition, a facility fee is payable on the revolving credit facility commitments ranging from 0.25% to 0.50% per annum linked to the Leverage Ratio. The weighted average interest rate on borrowings outstanding under the Agreement at December 31, 2013 was 2.12%. As of December 31, 2013, the Company was in compliance with all covenants and restrictions in the Agreement. In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

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

        During March 2013, the Company issued senior notes with a face value of €330 million due March 31, 2021. The notes bear interest at 4.875% and are guaranteed by substantially all of the Company's domestic subsidiaries. The net proceeds, after deducting debt issuance costs, totaled approximately $418 million.

        During March 2013, the Company discharged, in accordance with the indenture, all €300 million of the 6.875% senior notes due 2017. The Company recorded $11 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees.

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

12. Debt (Continued)

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

        Prior to March 1, 2015, the 2015 Exchangeable Notes may be exchanged only if (1) the price of the Company's common stock exceeds $61.71 (130% of the exchange price) for a specified period of time, (2) the trading price of the 2015 Exchangeable Notes falls below 98% of the average exchange value of the 2015 Exchangeable Notes for a specified period of time (trading price was 139% of exchange value at December 31, 2013), or (3) upon the occurrence of specified corporate transactions. The 2015 Exchangeable Notes may be exchanged without restrictions on or after March 1, 2015. As of December 31, 2013, the 2015 Exchangeable Notes are not exchangeable by the holders.

        The value of the exchange feature of the 2015 Exchangeable Notes was computed using the Company's non-exchangeable debt borrowing rate at the date of issuance of 6.15% and was accounted for as a debt discount and a corresponding increase to share owners' equity.

        During 2013, the Company repurchased $46 million of the 2015 Exchangeable Notes. The amount by which the cash paid exceeded the fair value of the notes repurchased was recorded as a reduction to share owners' equity. The Company recorded $3 million of additional interest charges for the loss on debt extinguishment and the related write-off of unamortized finance fees.

        The carrying values of the liability and equity components at December 31, 2013 and 2012 are as follows:

	2013	2012
Principal amount of exchangeable notes	$644	$690
Unamortized discount on exchangeable notes	27	48

Net carrying amount of liability component	$617	$642

Carrying amount of equity component	$92	$93

        The debt discount is being amortized over the life of the 2015 Exchangeable Notes. The amount of interest expense recognized on the 2015 Exchangeable Notes for the years ended December 31, 2013 and 2012 is as follows:

	2013	2012
Contractual coupon interest	$20	$21
Amortization of discount on exchangeable notes	18	18

Total interest expense	$38	$39

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except per share amounts

12. Debt (Continued)

        During 2011, the Company recorded additional interest charges of $25 million for note repurchase premiums and the related write-off of unamortized finance fees related to debt that was repaid prior to maturity.

        The Company has a €215 million European accounts receivable securitization program, which extends through September 2016, subject to periodic renewal of backup credit lines. Information related to the Company's accounts receivable securitization program as of December 31, 2013 and 2012 is as follows:

	2013	2012
Balance (included in short-term loans)	$276	$264
Weighted average interest rate	1.41%	1.33%

        As of December 31, 2013, the Company has capital lease obligations of $37 million included in other in the long-term debt table above.

        Annual maturities for all of the Company's long-term debt through 2018 are as follows: 2014, $16 million; 2015, $984 million; 2016, $877 million; 2017, $4 million; and 2018, $255 million.

        Fair values at December 31, 2013, of the Company's significant fixed rate debt obligations are as follows:

	Principal Amount	Indicated Market Price	Fair Value
Senior Notes:
3.00%, Exchangeable, due 2015	$644	104.71	$674
7.375%, due 2016	600	112.76	677
6.75%, due 2020 (€500 million)	690	116.50	804
4.875%, due 2021 (€330 million)	455	105.04	478
Senior Debentures:
7.80%, due 2018	250	116.50	291

13. Contingencies

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

13. Contingencies (Continued)

disposed of during that year, the year's filings and the claims pending at the end of each listed year (eliminating duplicate filings):

	2013	2012	2011
Pending at beginning of year	2,600	4,600	5,900
Disposed	1,700	4,400	4,500
Filed	1,700	2,400	3,200

Pending at end of year	2,600	2,600	4,600

        Based on an analysis of the lawsuits pending as of December 31, 2013, approximately 80% of plaintiffs either do not specify the monetary damages sought, or in the case of court filings, claim an amount sufficient to invoke the jurisdictional minimum of the trial court. Approximately 16% of plaintiffs specifically plead damages above the jurisdictional minimum up to, and including, $15 million or less, and 3% of plaintiffs specifically plead damages greater than $15 million but less than $100 million. Fewer than 1% of plaintiffs specifically plead damages equal to or greater than $100 million.

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

        Since receiving its first asbestos claim, the Company as of December 31, 2013, has disposed of the asbestos claims of approximately 393,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $8,600. Certain of these dispositions have included deferred amounts payable over a number of years. Deferred amounts payable totaled approximately $12 million at December 31, 2013 ($24 million at December 31, 2012) and are included in the foregoing average indemnity payment per claim. The Company's asbestos indemnity payments have varied on a per claim basis, and are

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except per share amounts

13. Contingencies (Continued)

expected to continue to vary considerably over time. As discussed above, a part of the Company's objective is to achieve, where possible, resolution of asbestos claims pursuant to claims-handling agreements. Failure of claimants to meet certain medical and product exposure criteria in the Company's administrative claims handling agreements has generally reduced the number of marginal or suspect claims that would otherwise have been received. In addition, certain courts and legislatures have reduced or eliminated the number of marginal or suspect claims that the Company otherwise would have received. These developments generally have had the effect of increasing the Company's per-claim average indemnity payment over time.

        The Company believes that its ultimate asbestos-related liability (i.e., its indemnity payments or other claim disposition costs plus related legal fees) cannot reasonably be estimated. Beginning with the initial liability of $975 million established in 1993, the Company has accrued a total of approximately $4.3 billion through 2013, before insurance recoveries, for its asbestos-related liability. The Company's ability to reasonably estimate its liability has been significantly affected by, among other factors, the volatility of asbestos-related litigation in the United States, the significant number of co-defendants that have filed for bankruptcy, the magnitude and timing of co-defendant bankruptcy trust payments, the inherent uncertainty of future disease incidence and claiming patterns against the Company, and the success of efforts by co-defendants to restrict or eliminate their liability in the litigation.

        The Company has continued to monitor trends that may affect its ultimate liability and has continued to analyze the developments and variables affecting or likely to affect the resolution of pending and future asbestos claims against the Company. The material components of the Company's accrued liability are based on amounts determined by the Company in connection with its annual comprehensive review and consist of the following estimates, to the extent it is probable that such liabilities have been incurred and can be reasonably estimated: (i) the liability for asbestos claims already asserted against the Company; (ii) the liability for asbestos claims not yet asserted against the Company, but which the Company believes will be asserted in the next several years; and (iii) the legal defense costs likely to be incurred in connection with the foregoing types of claims.

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

  d)
  the extent to which the Company is able to defend itself successfully at trial or on appeal;

  e)
  the number and timing of additional co-defendant bankruptcies; and

  f)
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

13. Contingencies (Continued)

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

        The Company's reported results of operations for 2013 were materially affected by the $145 million fourth quarter charge for asbestos-related costs and asbestos-related payments continue to be substantial. Any future additional charge would likewise materially affect the Company's results of operations for the period in which it is recorded. Also, the continued use of significant amounts of cash for asbestos-related costs has affected and may continue to affect the Company's cost of borrowing and its ability to pursue global or domestic acquisitions. However, the Company believes that its operating cash flows and other sources of liquidity will be sufficient to pay its obligations for asbestos-related costs and to fund its working capital and capital expenditure requirements on a short-term and long-term basis.

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

        The Company is presently unable to predict the duration, scope or result of an investigation by the SEC, if any, or whether the SEC will commence any legal action. The SEC has a broad range of civil sanctions under the FCPA and other laws and regulations including, but not limited to, injunctive relief, disgorgement, penalties, and modifications to business practices. The Company could also be subject to investigation and sanctions outside the United States. While the Company is currently unable to quantify the impact of any potential sanctions or remedial measures, it does not expect such actions will have a material adverse effect on the Company's liquidity, results of operations or financial condition.

        The Company received a non-income tax assessment from a foreign tax authority for approximately $90 million (including penalties and interest). The Company challenged this assessment, but the tax authority's position was upheld in court. The Company strongly disagrees with this ruling and believes it to be contradictory to other court rulings in the Company's favor. Although the Company cannot predict the ultimate outcome of this case, it believes that it is probable that the tax authority's assessment will be overturned by a higher court, and therefore, the Company has not established an accrual. In order to contest the lower court rulings, legal rules require the Company to

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except per share amounts

13. Contingencies (Continued)

deposit the amount of the tax assessment, which will be remitted in monthly installments over the next twenty-four months. A favorable ruling by the higher court will result in a return to the Company of amounts paid. An unfavorable ruling will result in the forfeiture of the deposit, a charge of approximately $60 million and a non-income tax refund of $30 million. As of December 31, 2013, the Company has made installment payments totaling $43 million, which is included in Other assets on the balance sheet.

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

14. Accumulated Other Comprehensive Income (Loss)

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

        The following table lists the beginning balance, annual activity and ending balance of each component of accumulated other comprehensive income (loss):

	Net Effect of Exchange Rate Fluctuations	Change in Certain Derivative Instruments	Employee Benefit Plans	Total Accumulated Other Comprehensive Loss
Balance on January 1, 2013	$455	$(14)	$(1,947)	$(1,506)
Change before reclassifications	(226)	1	503	278
Amounts reclassified from accumulated other comprehensive income		1 (a)	139 (b)	140
Tax effect			(33)	(33)

Other comprehensive income attributable to the Company	(226)	2	609	385

Balance on December 31, 2013	$229	$(12)	$(1,338)	$(1,121)

(a)
Amount is included in Cost of goods sold on the Consolidated Results of Operations (see Note 8 for additional information).

(b)
Amount is included in the computation of net periodic pension cost and net postretirement benefit cost (see Note 10 for additional information).

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except per share amounts

15. Stock Options and Other Stock Based Compensation

        The Company has various nonqualified plans approved by share owners under which it has granted stock options, restricted shares and performance vested restricted share units. At December 31, 2013, there were 4,644,000 shares available for grants under these plans. Total compensation cost for all grants of shares and units under these plans was $11 million, $11 million and $1 million for the years ended December 31, 2013, 2012 and 2011, respectively. The expense in 2011 was decreased as a result of adjustments made to performance vested restricted share units due to actual and expected attainment of performance goals.

Stock Options

        Options granted prior to March 22, 2005, all of which are exercisable, expire following termination of employment or the day after the tenth anniversary date of the option grant.

        For options granted after March 21, 2005, no options may be exercised in whole or in part during the first year after the date granted. In general, subject to change in control, these options become exercisable 25% per year beginning on the first anniversary. In general, options expire following termination of employment or the seventh anniversary of the option grant. The fair value of options is amortized over the vesting periods which range from one to four years.

        Stock option information at December 31, 2013 and for the year then ended is as follows:

	Number of Shares (thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2013	3,735	$22.65
Granted	354	26.10
Exercised	(1,414)	17.52
Forfeited or expired	(254)	28.90

Options outstanding at December 31, 2013	2,421	25.50	3.4	$30

Options vested or expected to vest at December 31, 2013	2,354	$25.48	3.4	$29

Options exercisable at December 31, 2013	1,538	$25.04	2.4	$21

        Certain additional information related to stock options is as follows for the periods indicated:

	2013	2012	2011
Weighted average grant-date fair value of options granted (per share)	$12.39	$10.63	$13.70

Aggregate intrinsic value of options exercised	$16	$3	$4

Aggregate cash received from options exercised	$24	$4	$5

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except per share amounts

15. Stock Options and Other Stock Based Compensation (Continued)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	2013	2012	2011
Expected life of options (years)	5.00	4.75	4.75
Expected stock price volatility	55.3%	56.6%	53.2%
Risk-free interest rate	0.9%	0.8%	1.7%
Expected dividend yield	0.0%	0.0%	0.0%

        The expected life of options is determined from historical exercise and termination data. The expected stock price volatility is determined by reference to historical prices over a period equal to the expected life.

Restricted Shares and Restricted Share Units

        Shares granted to employees prior to March 22, 2005, generally vest after three years or upon retirement, whichever is later. Shares granted after March 21, 2005 and prior to 2011, vest 25% per year beginning on the first anniversary and unvested shares are forfeited upon termination of employment. Restricted share units granted to employees after 2010 vest 25% per year beginning on the first anniversary. Holders of vested restricted share units receive one share of the Company's common stock for each unit. Granted but unvested restricted share units are forfeited upon termination, unless certain retirement criteria are met. Restricted share units granted to directors vest after one year.

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

        The activity of restricted shares and restricted share units is as follows:

	Number of Restricted Shares (thousands)	Weighted Average Grant-Date Fair Value (per share)
Nonvested at January 1, 2013	465	$22.34
Granted	198	26.49
Vested	(176)	21.99
Forfeited	(30)	24.34

Nonvested at December 31, 2013	457	24.14

Awards granted during 2012		$22.39
Awards granted during 2011		$29.99

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except per share amounts

15. Stock Options and Other Stock Based Compensation (Continued)

	2013	2012	2011
Total fair value of shares vested	$5	$5	$4

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

        Performance vested restricted share unit activity is as follows:

	Number of Performance Vested Restricted Shares Units (thousands)	Weighted Average Grant-Date Fair Value (per unit)
Nonvested at January 1, 2013	813	$26.78
Granted	336	26.10
Vested	(110)	31.12
Forfeited/Cancelled	(157)	29.55

Nonvested at December 31, 2013	882	25.49

Awards granted during 2012		$22.50
Awards granted during 2011		$29.70

        110,000 shares were issued in 2013 with a fair value at issuance date of $3 million related to performance vested restricted share units.

        As of December 31, 2013, there was $16 million of total unrecognized compensation cost related to all unvested stock options, restricted shares, restricted share units and performance vested restricted share units. That cost is expected to be recognized over a weighted average period of approximately two years.

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except per share amounts

16. Other Expense

        Other expense for the year ended December 31, 2013 included the following:

  •
  The Company recorded charges totaling $97 million for restructuring, asset impairment and related charges. See Note 9 for additional information.

  •
  The Company recorded charges totaling $22 million for asset impairment related to the Company's operations in Argentina, due primarily to macroeconomic issues in that country. The Company wrote down the value of these assets to the extent their carrying amounts exceeded fair value. The fair value of the assets was computed based on estimated future cash flows. The Company classified the significant assumptions used to determine the fair value of the impaired assets, which was not material, as Level 3 in the fair value hierarchy.

  •
  During the fourth quarter of 2013, the Company recorded a charge of $145 million to increase the accrual for estimated future asbestos-related costs as a result of the findings from the annual review of asbestos-related liabilities. See Note 13 for additional information.

  •
  Aggregate foreign currency exchange losses included in other expense were $9 million in 2013.

        Other expense for the year ended December 31, 2012 included the following:

  •
  The Company recorded charges totaling $168 million for restructuring, asset impairment and related charges. See Note 9 for additional information.

  •
  During the fourth quarter of 2012, the Company recorded a gain of $61 million related to cash received from the Chinese government as compensation for land in China that the Company was required to return to the government.

  •
  During the fourth quarter of 2012, the Company recorded a charge of $155 million to increase the accrual for estimated future asbestos-related costs as a result of the findings from the annual review of asbestos-related liabilities. See Note 13 for additional information.

  •
  Aggregate foreign currency exchange losses included in other expense were $8 million in 2012.

        Other expense for the year ended December 31, 2011 included the following:

  •
  The Company recorded charges totaling $95 million for restructuring, asset impairment and related charges. See Note 9 for additional information.

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

  •
  The Company recorded a goodwill impairment charge of $641 million related to its Asia Pacific segment. See Note 6 for additional information.

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except per share amounts

16. Other Expense (Continued)

  •
  During the fourth quarter of 2011, the Company recorded a charge of $165 million to increase the accrual for estimated future asbestos-related costs as a result of the findings from the annual review of asbestos-related liabilities. See Note 13 for additional information.

  •
  Aggregate foreign currency exchange losses included in other expense were $6 million in 2011.

17. Operating Leases

        Rent expense attributable to all warehouse, office buildings and equipment operating leases was $57 million in 2013, $76 million in 2012, and $89 million in 2011. Minimum future rentals under operating leases are as follows: 2014, $50 million; 2015, $36 million; 2016, $30 million; 2017, $26 million; 2018, $21 million; and 2019 and thereafter, $48 million.

18. Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

Years ended December 31,	2013	2012	2011
Numerator:
Net earnings (loss) attributable to the Company	$184	$184	$(500)

Denominator (in thousands):
Denominator for basic earnings per share—weighted average shares outstanding	164,425	164,474	163,691
Effect of dilutive securities:
Stock options and other	1,403	1,294

Denominator for diluted earnings per share—adjusted weighted average shares	165,828	165,768	163,691

Basic earnings per share:
Earnings (loss) from continuing operations	$1.22	$1.13	$(3.06)
Gain (loss) from discontinued operations	(0.11)	(0.01)	0.01

Net earnings (loss)	$1.11	$1.12	$(3.05)

Diluted earnings per share:
Earnings (loss) from continuing operations	$1.22	$1.12	$(3.06)
Gain (loss) from discontinued operations	(0.11)	(0.01)	0.01

Net earnings (loss)	$1.11	$1.11	$(3.05)

        Options to purchase 1,315,216 and 2,125,963 weighted average shares of common stock which were outstanding during 2013 and 2012, respectively, were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. For the year ended December 31, 2011, diluted earnings per share of common stock was equal to basic earnings per share of common stock due to the loss from continuing operations.

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except per share amounts

18. Earnings Per Share (Continued)

        The 2015 Exchangeable Notes have a dilutive effect only in those periods in which the Company's average stock price exceeds the exchange price of $47.47 per share. For the years ended December 31, 2013, 2012 and 2011, the Company's average stock price did not exceed the exchange price. Therefore, the potentially issuable shares resulting from the settlement of the 2015 Exchangeable Notes were not included in the calculation of diluted earnings per share. See Note 12 for additional information on the 2015 Exchangeable Notes.

19. Supplemental Cash Flow Information

        Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

	2013	2012	2011
Decrease (increase) in current assets:
Receivables	$18	$213	$(131)
Inventories	(30)	(74)	(102)
Prepaid expenses and other	3	19	1
Increase (decrease) in current liabilities:
Accounts payable	128	(53)	145
Accrued liabilities	7	(47)	(13)
Salaries and wages	(2)	29	(3)
U.S. and foreign income taxes		(6)	(14)

	$124	$81	$(117)

        Interest paid in cash, including note repurchase premiums, aggregated $205 million for 2013, $234 million for 2012, and $274 million for 2011.

        Income taxes paid in cash were as follows:

	2013	2012	2011
U.S.	$—	$—	$1
Non-U.S.	128	132	111

Total income taxes paid in cash	$128	$132	$112

20. Business Combinations

        On August 1, 2011, the Company completed the acquisition of Verrerie du Languedoc SAS, a single-furnace glass container plant in Vergeze, France. The Vergeze plant is located near the Nestle Waters' Perrier bottling facility and has a long-standing supply relationship with Nestle Waters.

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

        Since the issuance of the decree, the Company has cooperated with the Venezuelan government, as it is compelled to do under Venezuelan law, to provide for an orderly transition while ensuring the safety and well-being of the employees and the integrity of the production facilities. The Company has been engaged in negotiations with the Venezuelan government in relation to certain aspects of the expropriation, including the compensation payable by the government as a result of its expropriation. On September 26, 2011, the Company, having been unable to reach an agreement with the Venezuelan government regarding fair compensation, commenced an arbitration against Venezuela through the World Bank's International Centre for Settlement of Investment Disputes. The Company is unable at this stage to predict the amount, or timing of receipt, of compensation it will ultimately receive, and will record any such compensation as a gain from discontinued operations when received.

        The loss from discontinued operations of $18 million for the year ended December 31, 2013 includes $8 million of special termination benefits related to a previously disposed business and $10 million for ongoing costs related to the Venezuela expropriation.

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

	December 31, 2013
Balance Sheet	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Accounts receivable	$—	$—	$943	$—	$943
Inventories			1,117		1,117
Other current assets			490		490

Total current assets	—	—	2,550	—	2,550
Investments in and advances to subsidiaries	2,154	1,904		(4,058)	—
Goodwill			2,059		2,059
Other non-current assets			1,178		1,178

Total other assets	2,154	1,904	3,237	(4,058)	3,237
Property, plant and equipment, net			2,632		2,632

Total assets	$2,154	$1,904	$8,419	$(4,058)	$8,419

Current liabilities :
Accounts payable and accrued liabilities	$—	$—	$1,782	$—	$1,782
Current portion of asbestos liability	150				150
Short-term loans and long-term debt due within one year			322		322

Total current liabilities	150	—	2,104	—	2,254
Long-term debt	250		3,245	(250)	3,245
Asbestos-related liabilities	298				298
Other non-current liabilities			1,019		1,019
Total share owners' equity of the Company	1,456	1,904	1,904	(3,808)	1,456
Noncontrolling interests			147		147

Total liabilities and share owners' equity	$2,154	$1,904	$8,419	$(4,058)	$8,419

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

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except per share amounts

22. Financial Information for Subsidiary Guarantors and Non-Guarantors (Continued)

	Year ended December 31, 2013
Results of Operations	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$6,967	$—	$6,967
Cost of goods sold			(5,636)		(5,636)

Gross profit	—	—	1,331	—	1,331
Research, engineering, selling, administrative, and other	(145)		(689)		(834)
Interest expense	(20)		(219)		(239)
Net intercompany interest	20		(20)		—
Interest income			10		10
Equity earnings from subsidiaries	329	329		(658)	—
Other equity earnings			67		67

Earnings before income taxes	184	329	480	(658)	335
Provision for income taxes			(120)		(120)

Earnings (loss) from continuing operations	184	329	360	(658)	215
Loss from discontinued operations			(18)		(18)

Net earnings (loss)	184	329	342	(658)	197
Net earnings attributable to noncontrolling interests			(13)		(13)

Net earnings (loss) attributable to the Company	$184	$329	$329	$(658)	$184

	Year ended December 31, 2013
Comprehensive Income	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings (loss)	$184	$329	$342	$(658)	$197
Other comprehensive income (loss)	385	385	(199)	(192)	379

Total comprehensive income (loss)	569	714	143	(850)	576
Comprehensive income attributable to noncontrolling interests			(7)		(7)

Comprehensive income (loss) attributable to the Company	$569	$714	$136	$(850)	$569

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except per share amounts

22. Financial Information for Subsidiary Guarantors and Non-Guarantors (Continued)

	Year ended December 31, 2012
Results of Operations	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$7,000	$—	$7,000
Cost of goods sold			(5,626)		(5,626)

Gross profit	—	—	1,374	—	1,374
Research, engineering, selling, administrative, and other	(155)		(716)		(871)
Interest expense	(20)		(228)		(248)
Net intercompany interest	20		(20)		—
Interest income			9		9
Equity earnings from subsidiaries	339	339		(678)	—
Other equity earnings			64		64

Earnings before income taxes	184	339	483	(678)	328
Provision for income taxes			(108)		(108)

Earnings (loss) from continuing operations	184	339	375	(678)	220
Loss from discontinued operations			(2)		(2)

Net earnings (loss)	184	339	373	(678)	218
Net earnings attributable to noncontrolling interests			(34)		(34)

Net earnings (loss) attributable to the Company	$184	$339	$339	$(678)	$184

	Year ended December 31, 2012
Comprehensive Income	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings (loss)	$184	$339	$373	$(678)	$218
Other comprehensive income	(185)	(185)	(202)	395	(177)

Total comprehensive income	(1)	154	171	(283)	41
Comprehensive income attributable to noncontrolling interests			(42)		(42)

Comprehensive income attributable to the Company	$(1)	$154	$129	$(283)	$(1)

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except per share amounts

22. Financial Information for Subsidiary Guarantors and Non-Guarantors (Continued)

	Year ended December 31, 2011
Results of Operations	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$7,358	$—	$7,358
Cost of goods sold			(5,969)		(5,969)

Gross profit	—	—	1,389	—	1,389
Research, engineering, selling, administrative, and other	(165)		(1,383)		(1,548)
Interest expense	(20)		(294)		(314)
Net intercompany interest	20		(20)		—
Interest income			11		11
Equity earnings from subsidiaries	(335)	(335)		670	—
Other equity earnings			66		66

Earnings before income taxes	(500)	(335)	(231)	670	(396)
Provision for income taxes			(85)		(85)

Earnings from continuing operations	(500)	(335)	(316)	670	(481)
Earnings from discontinued operations			1		1

Net earnings (loss)	(500)	(335)	(315)	670	(480)
Net earnings attributable to noncontrolling interests			(20)		(20)

Net earnings (loss) attributable to the Company	$(500)	$(335)	$(335)	$670	$(500)

	Year ended December 31, 2011
Comprehensive Income	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings (loss)	$(500)	$(335)	$(315)	$670	$(480)
Other comprehensive income	(415)	(415)	(164)	579	(415)

Total comprehensive income	(915)	(750)	(479)	1,249	(895)
Comprehensive income attributable to noncontrolling interests			(20)		(20)

Comprehensive income attributable to the Company	$(915)	$(750)	$(499)	$1,249	$(915)

Owens-Illinois, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions, except per share amounts

22. Financial Information for Subsidiary Guarantors and Non-Guarantors (Continued)

	Year ended December 31, 2013
Cash Flows	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (utilized in) operating activities	$(158)	$—	$840	$—	$682
Cash utilized in investing activities			(402)		(402)
Cash provided by (utilized in) financing activities	158		(479)		(321)
Effect of exchange rate change on cash			(7)		(7)

Net change in cash	—	—	(48)	—	(48)
Cash at beginning of period			431		431

Cash at end of period	$—	$—	$383	$—	$383

	Year ended December 31, 2012
Cash Flows	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (utilized in) operating activities	$(165)	$—	$740	$—	$575
Cash utilized in investing activities			(221)		(221)
Cash provided by (utilized in) financing activities	165		(504)		(339)
Effect of exchange rate change on cash			16		16

Net change in cash	—	—	31	—	31
Cash at beginning of period			400		400

Cash at end of period	$—	$—	$431	$—	$431

	Year ended December 31, 2011
Cash Flows	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (utilized in) operating activities	$(170)	$—	$673	$—	$503
Cash utilized in investing activities			(426)		(426)
Cash provided by (utilized in) financing activities	170		(493)		(323)
Effect of exchange rate change on cash			6		6

Net change in cash		—	(240)	—	(240)
Cash at beginning of period			640		640

Cash at end of period	$—	$—	$400	$—	$400

        Selected Quarterly Financial Data (unaudited)    The following tables present selected financial data by quarter for the years ended December 31, 2013 and 2012:

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Net sales	$1,641	$1,781	$1,784	$1,761	$6,967

Gross profit	$319	$369	$352	$291	$1,331

Earnings (loss) from continuing operations attributable to the Company(a)	$79	$135	$132	$(144)	$202
Loss from discontinued operations attributable to the Company	(10)	(3)	(2)	(3)	(18)

Net earnings (loss) attributable to the Company	$69	$132	$130	$(147)	$184

Earnings per share of common stock(b):
Basic:
Earnings (loss) from continuing operations	$0.48	$0.82	$0.80	$(0.88)	$1.22
Loss from discontinued operations	(0.06)	(0.02)	(0.01)	(0.02)	(0.11)

Net earnings (loss)	$0.42	$0.80	$0.79	$(0.90)	$1.11

Diluted:
Earnings (loss) from continuing operations	$0.48	$0.81	$0.79	$(0.88)	$1.22
Loss from discontinued operations	(0.06)	(0.02)	(0.01)	(0.02)	(0.11)

Net earnings (loss)	$0.42	$0.79	$0.78	$(0.90)	$1.11

(a)
Amounts management considers not representative of ongoing operations include:

Amount for the first quarter included charges totaling $21 million ($20 million after tax amount attributable to the Company) for the following: (1) $11 million (pretax and after tax) for note repurchase premiums and the write-off of finance fees related to debt that was repaid prior to its maturity; and (2) $10 million ($9 million after tax amount attributable to the Company) for restructuring, asset impairment and related charges. The effect of these charges was a reduction in earnings per share of $0.12.

Amount for the fourth quarter included net charges totaling $254 million ($229 million after tax amount attributable to the Company) for the following: (1) $145 million (pretax and after tax) to increase the accrual for estimated future asbestos-related costs; and (2) $109 million ($84 million after tax amount attributable to the Company) for restructuring, asset impairment and related charges. The effect of these charges was a reduction in earnings per share of $1.38.

(b)
Earnings per share are computed independently for each period presented. As such, the sums of the amounts calculated separately for each quarter do not equal the year-to-date amount.

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Net sales	$1,739	$1,766	$1,747	$1,748	$7,000

Gross profit	$378	$376	$342	$278	$1,374

Earnings (loss) from continuing operations attributable to the Company(c)	$122	$134	$92	$(162)	$186
Earnings (loss) from discontinued operations attributable to the Company	(1)	(1)	(2)	2	(2)

Net earnings (loss) attributable to the Company	$121	$133	$90	$(160)	$184

Earnings per share of common stock(d):
Basic:
Earnings (loss) from continuing operations	$0.74	$0.82	$0.55	$(0.99)	$1.13
Earnings from discontinued operations	(0.01)	(0.01)	(0.01)	0.02	(0.01)

Net earnings (loss)	$0.73	$0.81	$0.54	$(0.97)	$1.12

Diluted:
Earnings (loss) from continuing operations	$0.73	$0.81	$0.55	$(0.99)	$1.12
Earnings from discontinued operations	(0.01)	(0.01)	(0.01)	0.02	(0.01)

Net earnings (loss)	$0.72	$0.80	$0.54	$(0.97)	$1.11

(c)
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

        As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2013.

        Management concluded that the Company's system of internal control over financial reporting was effective as of December 31, 2013. As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of any change in the Company's internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting. The Company is undertaking the phased implementation of an Enterprise Resource Planning software system. The phased implementation commenced in the South America segment during 2013, resulting in changes to certain processes in that segment. The Company believes it is maintaining and monitoring appropriate internal controls during the implementation period and further believes that its internal control environment will be enhanced as a result of implementation. There have been no other changes in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to material affect, the Company's internal controls over financial reporting.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making this assessment management used the criteria for effective internal control over financial reporting as described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO framework) in 1992.

        Based on this assessment, using the criteria above, management concluded that the Company's system of internal control over financial reporting was effective as of December 31, 2013.

        The Company's independent registered public accounting firm, Ernst & Young LLP, that audited the Company's consolidated financial statements, has issued an attestation report on the Company's internal control over financial reporting which is included below.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Share Owners of
Owens-Illinois, Inc.

        We have audited Owens-Illinois, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Owens-Illinois, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Owens-Illinois, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Owens-Illinois, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of results of operations, comprehensive income, share owners' equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 13, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Toledo, Ohio
February 13, 2014

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information with respect to non-officer directors and corporate governance is included in the 2014 Proxy Statement in the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and such information is incorporated herein by reference.

        Information with respect to executive officers is included herein on page 7.

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

ITEM 11.    EXECUTIVE COMPENSATION

        The section entitled "Executive Compensation," exclusive of the subsection entitled "Board Compensation Committee Report" which is included in the 2014 Proxy Statement is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The section entitled "Security Ownership of Certain Beneficial Owners and Management" which is included in the 2014 Proxy Statement is incorporated herein by reference.

        The following table summarizes securities authorized for issuance under equity compensation plans as of December 31, 2013.

	Equity Compensation Plan Information
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (thousands)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (thousands)
Equity compensation plans approved by security holders	2,421	$25.50	4,644
Equity compensation plans not approved by security holders	—	—	—

Total	2,421	$25.50	4,644

(1)
Represents options to purchase shares of the Company's common stock. There are no outstanding warrants or rights.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The section entitled "Director and Executive Compensation and Other Information," exclusive of the subsection entitled "Board Compensation Committee Report on Executive Compensation," which is included in the 2014 Proxy Statement, is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information with respect to principal accountant fees and services is included in the 2014 Proxy Statement in the section entitled "Independent Registered Public Accounting Firm" and such information is incorporated herein by reference.

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

        Index of Financial Statements and Financial Statement Schedules Covered by Report of Independent Auditors.

Financial Statement Schedule	Schedule Page
For the years ended December 31, 2013, 2012, and 2011:
II—Valuation and Qualifying Accounts (Consolidated)	S-1
All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule.
(ii) Separate Financial Statements of Affiliates Whose Securities Are Pledged As Collateral	116

EXHIBIT INDEX

S-K Item 601 No.		Document
3.1	—	Third Restated Certificate of Incorporation of Owens-Illinois, Inc. (filed as Exhibit 3.1 to Owens-Illinois, Inc.'s Form 10-K for the year ended December 31, 2012, File No. 1-9576, and incorporated herein by reference).

3.2	—	Third Amended and Restated Bylaws of Owens-Illinois, Inc., (filed as Exhibit 3.1 to Owens-Illinois, Inc.'s Form 8-K dated April 23, 2009, File No. 1-9576, and incorporated herein by reference).

4.1	—	Indenture dated as of May 20, 1998, between Owens-Illinois, Inc. and The Bank of New York, as Trustee (filed as Exhibit 4.1 to Owens-Illinois, Inc.'s Form 8-K dated May 20, 1998, File No. 1-9576, and incorporated herein by reference).

4.2	—	Officers' Certificate, dated May 20, 1998, establishing the terms of the 7.80% Senior Notes due 2018; including the Form of 7.80% Senior Note due 2018 (filed as Exhibits 4.5 and 4.9, respectively, to Owens-Illinois, Inc.'s Form 8-K dated May 20, 1998, File No. 1-9576, and incorporated herein by reference).

4.3	—	Supplemental Indenture, dated as of June 26, 2001 among Owens-Illinois, Inc., Owens-Illinois Group, Inc., Owens-Brockway Packaging, Inc. and The Bank of New York, as Trustee (May 20, 1998 Indenture) (filed as Exhibit 4.1 to Owens-Illinois Inc.'s Form 10-Q for the quarter ended September 30, 2001, File No. 1-9576, and incorporated herein by reference).

4.4	—	Indenture, dated as of May 12, 2009, by and among Owens-Brockway Glass Container Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to Owens-Illinois Group, Inc.'s Form 8-K dated May 12, 2009, File No. 33-13061, and incorporated herein by reference).

4.5	—	Indenture, dated as of May 7, 2010, by and among Owens-Brockway Glass Container Inc., Owens-Illinois, Inc., the Guarantors party thereto, and U.S. Bank National Association, as trustee, paying agent, registrar and exchange agent (filed as Exhibit 4.1 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended June 30, 2010, File No. 1-9576, and incorporated herein by reference).

4.6	—	Form of Registration Rights Agreement, dated as of May 7, 2010, by and among Owens-Brockway Glass Container Inc., Owens-Illinois, Inc. and the Initial Purchasers named therein (filed as Exhibit 10.1 to Owens-Illinois Group, Inc.'s Form 8-K dated May 7, 2010, File No. 33-13061, and incorporated herein by reference).

4.7	—	Indenture, dated as of September 15, 2010, by and among OI European Group B.V.; the guarantors party thereto; Deutsche Trustee Company Limited as trustee; Deutsche Bank AG, London Branch as principal paying agent and transfer agent; and Deutsche Bank Luxembourg S.A. as the registrar, Luxembourg paying agent and transfer agent, including the form of the Senior Notes (filed as Exhibit 4.1 to Owens-Illinois Group, Inc.'s Form 8-K dated September 15, 2010, File No. 33-13061, and incorporated herein by reference).

S-K Item 601 No.			Document
4.8		—	Credit Agreement, dated as of May 19, 2011, by and among the Borrowers named therein, Owens-Illinois General, Inc., as Borrower's agent, Deutsche Bank AG, New York Branch, as Administrative Agent, and the other Agents, Arrangers and Lenders named therein (filed as exhibit 4.1 to Owens-Illinois Group, Inc.'s Form 8-K dated May 19, 2011, File No. 33-13061, and incorporated herein by reference).

4.9		—	First Amendment to Credit Agreement and Consent, dated as of June 18, 2013, by and among the Borrowers named therein, Deutsche Bank AG, New York Branch, as Administrative Agent, and the other Agents, Arrangers and Lenders named therein (filed as exhibit 4.1 to Owens-Illinois Group, Inc.'s Form 10-Q for the quarter ended June 30, 2013, File No. 33-13061, and incorporated herein by reference).

4.10		—	Third Amended and Restated Intercreditor Agreement, dated as of May 19, 2011, by and among Deutsche Bank AG, New York Branch, as Administrative Agent for the lenders party to the Credit Agreement (as defined therein) and Deutsche Bank Trust Company Americas, as Collateral Agent (as defined therein) and any other parties thereto (filed as exhibit 4.2 to Owens-Illinois Group, Inc.'s Form 8-K dated May 19, 2011, File No. 33-13061, and incorporated herein by reference).

4.11		—	Third Amended and Restated Pledge Agreement, dated as of May 19, 2011, between Owens-Illinois Group, Inc., Owens-Brockway Packaging, Inc., and Deutsche Bank Trust Company Americas, as Collateral Agent (as defined therein) and any other parties thereto (filed as exhibit 4.3 to Owens-Illinois Group, Inc.'s Form 8-K dated May 19, 2011, File No. 33-13061, and incorporated herein by reference).

4.12		—	Security Agreement, dated as of May 19, 2011, between Owens-Illinois Group, Inc., each of the direct and indirect subsidiaries of Owens-Illinois Group, Inc. signatory thereto, and Deutsche Bank Trust Company Americas, as Collateral Agent (as defined therein) (filed as exhibit 4.4 to Owens-Illinois Group, Inc.'s Form 8-K dated May 19, 2011, File No. 33-13061, and incorporated herein by reference).

4.13		—	Indenture dated as of March 22, 2013, by and among OI European Group B.V.; the guarantors party thereto; Deutsche Trustee Company Limited as trustee; Deutsche Bank AG, London Branch as principal paying agent and transfer agent; and Deutsche Bank Luxembourg S.A. as the registrar and Luxembourg transfer agent, including the form of Notes (filed as exhibit 4.1 to Owens-Illinois Group, Inc.'s Form 8-K dated March 22, 2013, File No. 33-13061, and incorporated herein by reference).

10.1	*	—	Amended and Restated Owens-Illinois Supplemental Retirement Benefit Plan (filed as Exhibit 10.1 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended June 30, 1998, File No. 1-9576, and incorporated herein by reference).

10.2	*	—	First Amendment to Amended and Restated Owens-Illinois Supplemental Retirement Benefit Plan (filed as Exhibit 10.3 to Owens-Illinois, Inc.'s Form 10-K for the year ended December 31, 2000, File No. 1-9576, and incorporated herein by reference).

S-K Item 601 No.			Document
10.3	*	—	Second Amendment to Amended and Restated Owens-Illinois Supplemental Retirement Benefit Plan (filed as Exhibit 10.1 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended March 31, 2002, File No. 1-9576, and incorporated herein by reference).

10.4	*	—	Third Amendment to Amended and Restated Owens-Illinois Supplemental Retirement Benefit Plan (filed as Exhibit 10.1 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended March 31, 2003, File No. 1-9576, and incorporated herein by reference).

10.5	*	—	Owens-Illinois, Inc. Directors Deferred Compensation Plan (filed as Exhibit 10.26 to Owens-Illinois, Inc.'s Form 10-K for the year ended December 31, 1995, File No. 1-9576, and incorporated herein by reference).

10.6	*	—	First Amendment to Owens-Illinois, Inc. Directors Deferred Compensation Plan (filed as Exhibit 10.27 to Owens-Illinois, Inc.'s Form 10-K for the year ended December 31, 1995, File No. 1-9576, and incorporated herein by reference).

10.7	*	—	Second Amendment to Owens-Illinois, Inc. Directors Deferred Compensation Plan (filed as Exhibit 10.2 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended March 31, 1997, File No. 1-9576, and incorporated herein by reference).

10.8	*	—	Amended and Restated 1997 Equity Participation Plan of Owens-Illinois, Inc. (filed as Exhibit 10.1 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended June 30, 1999, File No. 1-9576, and incorporated herein by reference).

10.9	*	—	First Amendment to Amended and Restated 1997 Equity Participation Plan of Owens-Illinois, Inc. (filed as Exhibit 10.1 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended June 30, 2002, File No. 1-9576, and incorporated herein by reference).

10.10	*	—	Owens-Illinois, Inc. Executive Deferred Savings Plan (filed as Exhibit 10.1 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended September 30, 2001, File No. 1-9576, and incorporated herein by reference).

10.11	*	—	2004 Equity Incentive Plan for Directors of Owens-Illinois, Inc. (filed as Exhibit 10.1 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended June 30, 2004, File No. 1-9576, and incorporated herein by reference).

10.12	*	—	Owens-Illinois 2004 Executive Life Insurance Plan (filed as Exhibit 10.32 to Owens-Illinois, Inc.'s Form 10-K for the year ended December 31, 2004, File No. 1-9576, and incorporated herein by reference).

10.13	*	—	Owens-Illinois 2004 Executive Life Insurance Plan for Non-U.S. Employees (filed as Exhibit 10.33 to Owens-Illinois, Inc.'s Form 10-K for the year ended December 31, 2004, File No. 1-9576, and incorporated herein by reference).

10.14	*	—	Amended and Restated Owens-Illinois, Inc. 2005 Incentive Award Plan dated as of April 24, 2009 (filed as Exhibit 10.1 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended March 31, 2009, File No. 1-9576, and incorporated herein by reference).

10.15	*	—	Form of Non-Qualified Stock Option Agreement for use under the Owens-Illinois, Inc. 2005 Incentive Award Plan (filed as Exhibit 10.25 to Owens-Illinois, Inc.'s Form 10-K for the year ended December 31, 2011, File No. 1-9576, and incorporated herein by reference).

S-K Item 601 No.			Document
10.16	*	—	Form of Restricted Stock Agreement for use under the Owens-Illinois, Inc. 2005 Incentive Award Plan (filed as Exhibit 10.30 to Owens-Illinois, Inc.'s Form 10-K for the year ended December 31, 2005, File No. 1-9576, and incorporated herein by reference).

10.17	*	—	Form of Phantom Stock Agreement for use under the Owens-Illinois, Inc. 2005 Incentive Award Plan (filed as Exhibit 10.31 to Owens-Illinois, Inc.'s Form 10-K for the year ended December 31, 2005, File No. 1-9576, and incorporated herein by reference).

10.18	*	—	Form of Restricted Stock Unit Agreement for use under the Owens-Illinois, Inc. 2005 Incentive Award Plan (filed as Exhibit 10.28 to Owens-Illinois, Inc.'s Form 10-K for the year ended December 31, 2011, File No. 1-9576, and incorporated herein by reference).

10.19	*	—	Form of Performance Share Unit Agreement for use under the Owens-Illinois, Inc. 2005 Incentive Award Plan (filed as Exhibit 10.29 to Owens-Illinois, Inc.'s Form 10-K for the year ended December 31, 2011, File No. 1-9576, and incorporated herein by reference).

10.20	*	—	Amended and restated letter agreement between Owens-Illinois, Inc. and Albert P.L. Stroucken (filed as Exhibit 10.1 to Owens-Illinois, Inc.'s Form 8-K dated October 26, 2011, File No. 1-9576, and incorporated herein by reference).

12		—	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

21		—	Subsidiaries of Owens-Illinois, Inc. (filed herewith).

23		—	Consent of Independent Registered Public Accounting Firm (filed herewith).

24		—	Owens-Illinois, Inc. Power of Attorney (filed herewith).

31.1		—	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2		—	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1		—	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350 (filed herewith).

32.2		—	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350 (filed herewith).

101		—	Financial statements from the annual report on Form 10-K of Owens-Illinois, Inc. for the year ended December 31, 2013, formatted in XBRL: (i) the Consolidated Results of Operations, (ii) the Consolidated Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Share Owners' Equity, (v) the Consolidated Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*
Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(c).

SEPARATE FINANCIAL STATEMENTS OF AFFILIATES WHOSE SECURITIES ARE
PLEDGED AS COLLATERAL.

1)
Financial statements of Owens-Brockway Packaging, Inc. and subsidiaries including consolidated balance sheets as of December 31, 2013 and 2012, and the related results of operations, comprehensive income, share owners' equity, and cash flows for the years ended December 31, 2013, 2012 and 2011.

2)
Financial statements of Owens-Brockway Glass Container Inc. and subsidiaries including consolidated balance sheets as of December 31, 2013 and 2012, and the related results of operations, comprehensive income, share owners' equity, and cash flows for the years ended December 31, 2013, 2012 and 2011.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Share Owner of
Owens-Brockway Packaging, Inc.

        We have audited the accompanying consolidated balance sheets of Owens-Brockway Packaging, Inc. (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of results of operations, comprehensive income, share owners' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens-Brockway Packaging, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Toledo, Ohio
February 13, 2014

Owens-Brockway Packaging, Inc.

CONSOLIDATED RESULTS OF OPERATIONS

Dollars in millions

Years ended December 31,	2013	2012	2011
Net sales	$6,967	$7,000	$7,358
Cost of goods sold	(5,621)	(5,615)	(5,972)

Gross profit	1,346	1,385	1,386
Selling and administrative expense	(429)	(482)	(484)
Research, development and engineering expense	(62)	(62)	(71)
Equity earnings	67	64	66
Interest income	9	9	11
Interest expense	(219)	(228)	(294)
Other expense, net	(123)	(93)	(751)

Earnings (loss) from continuing operations before income taxes	589	593	(137)
Provision for income taxes	(120)	(114)	(87)

Earnings (loss) from continuing operations	469	479	(224)
Loss from discontinued operations	(10)	(5)	(2)

Net earnings (loss)	459	474	(226)
Net earnings attributable to noncontrolling interests	(13)	(34)	(20)

Net earnings (loss) attributable to the Company	$446	$440	$(246)

Amounts attributable to the Company:
Earnings (loss) from continuing operations	$456	$445	$(244)
Loss from discontinued operations	(10)	(5)	(2)

Net earnings (loss)	$446	$440	$(246)

See accompanying Notes to the Consolidated Financial Statements.

Owens-Brockway Packaging, Inc.

CONSOLIDATED COMPREHENSIVE INCOME

Dollars in millions

Years ended December 31,	2013	2012	2011
Net earnings (loss)	$459	$474	$(226)
Other comprehensive income (loss):
Foreign currency translation adjustments	(232)	(26)	(187)
Pension and other postretirement benefit adjustments, net of tax	35	(184)	25
Change in fair value of derivative instruments	2	5	(3)

Other comprehensive income (loss)	(195)	(205)	(165)

Total comprehensive income (loss)	264	269	(391)
Comprehensive income attributable to noncontrolling interests	(7)	(42)	(20)

Comprehensive income (loss) attributable to the Company	$257	$227	$(411)

See accompanying Notes to the Consolidated Financial Statements.

Owens-Brockway Packaging, Inc.

CONSOLIDATED BALANCE SHEETS

Dollars in millions

December 31,	2013	2012
Assets
Current assets:
Cash, including time deposits of $61 ($90 in 2012)	$356	$420
Receivables including amount from related parties of $1 ($5 in 2012)	942	976
Inventories	1,117	1,139
Prepaid expenses	100	103

Total current assets	2,515	2,638
Other assets:
Equity investments	315	294
Repair parts inventories	116	133
Pension assets	22
Other assets	586	584
Goodwill	2,059	2,079

Total other assets	3,098	3,090
Property, plant and equipment:
Land, at cost	249	256
Buildings and equipment, at cost:
Buildings and building equipment	1,153	1,178
Factory machinery and equipment	4,646	4,856
Transportation, office and miscellaneous equipment	100	113
Construction in progress	212	187

	6,360	6,590
Less accumulated depreciation	3,763	3,860

Net property, plant and equipment	2,597	2,730

Total assets	$8,210	$8,458

See accompanying Notes to the Consolidated Financial Statements.

Owens-Brockway Packaging, Inc.

CONSOLIDATED BALANCE SHEETS (Continued)

Dollars in millions

December 31,	2013	2012
Liabilities and Share Owners' Equity
Current liabilities:
Short-term loans	$306	$296
Accounts payable including amount to related parties of $7 ($13 in 2012)	1,132	1,030
Salaries and wages	155	161
U.S. and foreign income taxes	40	45
Other accrued liabilities	381	390
Long-term debt due within one year	15	22

Total current liabilities	2,029	1,944
External long-term debt	2,983	3,190
Deferred taxes	232	182
Pension benefits	304	377
Nonpension postretirement benefits	86	98
Other liabilities	261	299
Share owners' equity:
Investment by and advances from Parent	2,305	2,142
Accumulated other comprehensive income (loss)	(137)	52

Total share owner's equity of the Company	2,168	2,194
Noncontrolling interests	147	174

Total share owners' equity	2,315	2,368

Total liabilities and share owners' equity	$8,210	$8,458

See accompanying Notes to the Consolidated Financial Statements.

Owens-Brockway Packaging, Inc.

CONSOLIDATED SHARE OWNERS' EQUITY

Dollars in millions

	Share Owner's Equity of the Company
	Investment by and Advances from Parent	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Share Owners' Equity
Balance on January 1, 2011	$2,255	$439	$211	$2,905
Net intercompany transactions	3			3
Net earnings (loss)	(246)		20	(226)
Other comprehensive loss		(165)		(165)
Acquisition of noncontrolling interests	(55)	(9)	(43)	(107)
Distributions to noncontrolling interests			(35)	(35)

Balance on December 31, 2011	1,957	265	153	2,375
Net intercompany transactions	(255)			(255)
Net earnings	440		34	474
Other comprehensive income (loss)		(213)	8	(205)
Contribution from noncontrolling interests			3	3
Distributions to noncontrolling interests			(24)	(24)

Balance on December 31, 2012	2,142	52	174	2,368
Net intercompany transactions	(283)			(283)
Net earnings	446		13	459
Other comprehensive loss		(189)	(6)	(195)
Contribution from noncontrolling interests			5	5
Distributions to noncontrolling interests			(22)	(22)
Deconsolidation of subsidiary			(17)	(17)

Balance on December 31, 2013	$2,305	$(137)	$147	$2,315

See accompanying Notes to the Consolidated Financial Statements

Owens-Brockway Packaging, Inc.

CONSOLIDATED CASH FLOWS

Dollars in millions

Years ended December 31,	2013	2012	2011
Operating activities:
Net earnings (loss)	$459	$474	$(226)
Loss from discontinued operations	10	5	2
Non-cash charges (credits):
Depreciation	345	374	401
Amortization of intangibles and other deferred items	40	27	14
Amortization of finance fees and debt discount	32	33	32
Deferred tax benefit	(3)	(3)	(44)
Restructuring, asset impairment and related charges	119	159	111
Gain on China land compensation		(61)
Charge for goodwill impairment			641
Other	36	(58)	(11)
Cash paid for restructuring activities	(78)	(65)	(39)
Change in non-current assets and liabilities	(134)	(54)	(96)
Change in components of working capital	124	(9)	(74)

Cash provided by continuing operating activities	950	822	711
Cash utilized in discontinued operating activities	(10)	(5)	(2)

Total cash provided by operating activities	940	817	709
Investing activities:
Additions to property, plant and equipment	(360)	(290)	(280)
Acquisitions, net of cash acquired	(4)	(5)	(144)
Net cash proceeds related to sale of assets and other	10	95	3
Net payments to fund minority partner loan	(16)	(21)
Deconsolidation of subsidiary	(32)

Cash utilized in investing activities	(402)	(221)	(421)
Financing activities:
Additions to long-term debt	768	119	1,465
Repayments of long-term debt	(1,040)	(401)	(1,796)
Increase (decrease) in short-term loans	8	(38)	80
Net receipts from (distribution to) parent	(283)	(255)	1
Net receipts (payments) for hedging activity and other	(24)	27	(22)
Payment of finance fees	(7)	(1)	(19)
Contribution from noncontrolling interests	5	3
Distributions to noncontrolling interests	(22)	(24)	(35)

Cash utilized in financing activities	(595)	(570)	(326)
Effect of exchange rate fluctuations on cash	(7)	16	6

Increase (decrease) in cash	(64)	42	(32)
Cash at beginning of year	420	378	410

Cash at end of year	$356	$420	$378

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

        Shipping and Handling Costs    Shipping and handling costs are included with cost of goods sold in the Consolidated Results of Operations.

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

        Intangible Assets and Other Long-Lived Assets    Intangible assets are amortized over the expected useful life of the asset. Amortization expense directly attributed to the manufacturing of the Company's products is included in cost of goods sold. Amortization expense related to non-manufacturing activities is included in selling and administrative and other. The Company evaluates the recoverability of intangible assets and other long-lived assets based on undiscounted projected cash flows, excluding interest and taxes, when factors indicate that impairment may exist. If impairment exists, the asset is written down to fair value.

        Property, Plant and Equipment    Property, plant and equipment ("PP&E") is carried at cost and includes expenditures for new facilities and equipment and those costs which substantially increase the useful lives or capacity of existing PP&E. In general, depreciation is computed using the straight-line method and recorded over the estimated useful life of the asset. Factory machinery and equipment is depreciated over periods ranging from 5 to 25 years with the majority of such assets (principally glass-melting furnaces and forming machines) depreciated over 7 to 15 years. Buildings and building equipment are depreciated over periods ranging from 10 to 50 years. Depreciation expense directly attributed to the manufacturing of the Company's products is included in cost of goods sold. Depreciation expense related to non-manufacturing activities is included in selling and administrative. Depreciation expense includes the amortization of assets recorded under capital leases. Maintenance and repairs are expensed as incurred. Costs assigned to PP&E of acquired businesses are based on estimated fair values at the date of acquisition. The Company evaluates the recoverability of PP&E based on undiscounted projected cash flows, excluding interest and taxes, when factors indicate that impairment may exist. If impairment exists, the asset is written down to fair value.

        Derivative Instruments    The Company uses forward exchange contracts, options and commodity futures contracts to manage risks generally associated with foreign exchange rate and commodity market volatility. Derivative financial instruments are included on the balance sheet at fair value. When appropriate, derivative instruments are designated as and are effective as hedges, in accordance with accounting principles generally accepted in the United States. If the underlying hedged transaction ceases to exist, all changes in fair value of the related derivatives that have not been settled are recognized in current earnings. The Company does not enter into derivative financial instruments for

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

1. Significant Accounting Policies (Continued)

trading purposes and is not a party to leveraged derivatives. Cash flows from short-term forward exchange contracts not designated as hedges are classified as a financing activity. Cash flows of commodity futures contracts are classified as operating activities.

        Fair Value Measurements    Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Generally accepted accounting principles defined a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

  Level 1:    Observable inputs such as quoted prices in active markets;

  Level 2:    Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

  Level 3:    Unobservable inputs for which there is little or no market data, which requires the Company to develop assumptions.

        The carrying amounts reported for cash and short-term loans approximate fair value. In addition, carrying amounts approximate fair value for certain long-term debt obligations subject to frequently redetermined interest rates. Fair values for the Company's significant fixed rate debt obligations are generally based on published market quotations.

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

        Reclassifications    Certain reclassifications of prior years' data have been made to conform to the current year presentation.

        New Accounting Standards    In July 2013, the Financial Accounting Standards Board issued guidance related to the presentation of unrecognized tax benefits when net operating loss carryforwards or tax credit carryforwards exist. This new guidance is effective for fiscal years, and interim periods, beginning after December 31, 2013. The Company elected to adopt this standard effective December 31, 2013. The adoption of this standard impacted how the Company presents certain of its unrecognized tax benefits on its balance sheet, with no impact to the results of operations or cash flows.

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

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

1. Significant Accounting Policies (Continued)

Stock Options

        Options granted prior to March 22, 2005, all of which are exercisable, expire following termination of employment or the day after the tenth anniversary date of the option grant.

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

        Financial information regarding the Company's reportable segments is as follows:

	2013	2012	2011
Net sales:
Europe	$2,787	$2,717	$3,052
North America	2,002	1,966	1,929
South America	1,186	1,252	1,226
Asia Pacific	966	1,028	1,059

Reportable segment totals	6,941	6,963	7,266
Other	26	37	92

Net sales	$6,967	$7,000	$7,358

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

2. Segment Information (Continued)

	2013	2012	2011
Segment operating profit:
Europe	$305	$307	$345
North America	307	288	222
South America	204	227	250
Asia Pacific	131	113	83

Reportable segment totals	947	935	900
Items excluded from segment operating profit:
Other	(29)	(25)	(2)
Restructuring, asset impairment and related charges	(119)	(159)	(111)
Gain on China land compensation		61
Charge for goodwill impairment			(641)
Interest income	9	9	11
Interest expense	(219)	(228)	(294)

Earnings (loss) from continuing operations before income taxes	$589	$593	$(137)

	Europe	North America	South America	Asia Pacific	Reportable Segment Totals	Other	Consolidated Totals
Total assets:
2013	$3,509	$1,986	$1,467	$1,150	$8,112	$98	$8,210
2012	3,362	1,986	1,655	1,349	8,352	106	8,458
2011	3,588	2,013	1,682	1,379	8,662	157	8,819
Equity investments:
2013	$84	$25	$—	$155	$264	$51	$315
2012	63	25		165	253	41	294
2011	59	27		181	267	48	315
Equity earnings:
2013	$17	$16	$—	$10	$43	$24	$67
2012	15	16		5	36	28	64
2011	21	9		3	33	33	66
Capital expenditures:
2013	$130	$100	$80	$36	$346	$14	$360
2012	87	68	75	49	279	11	290
2011	127	60	50	37	274	6	280
Depreciation and amortization expense:
2013	$139	$110	$72	$62	$383	$2	$385
2012	150	107	70	70	397	4	401
2011	164	96	73	80	413	2	415

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

2. Segment Information (Continued)

        The Company's net property, plant and equipment by geographic segment are as follows:

	U.S.	Non-U.S.	Total
2013	$651	$1,946	$2,597
2012	624	2,106	2,730
2011	626	2,210	2,836

        The Company's net sales by geographic segment are as follows:

	U.S.	Non-U.S.	Total
2013	$1,809	$5,158	$6,967
2012	1,780	5,220	7,000
2011	1,776	5,582	7,358

        Operations outside the U.S. that accounted for more than 10% of consolidated net sales from continuing operations were in France (2013—11%, 2012—11%, 2011—13%).

3. Receivables

        Receivables consist of the following at December 31, 2013 and 2012:

	2013	2012
Trade accounts receivable	$757	$828
Less: allowances for doubtful accounts and discounts	38	40

Net trade receivables	719	788
Other receivables	223	188

	$942	$976

        The Company uses various factoring programs to sell certain receivables to financial institutions as part of managing its cash flows. At December 31, 2013 and 2012, the amount of receivables sold by the Company was $192 million and $141 million, respectively. The Company has no continuing involvement with the sold receivables.

4. Inventories

        Major classes of inventory are as follows:

	2013	2012
Finished goods	$958	$957
Raw materials	113	137
Operating supplies	46	45

	$1,117	$1,139

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

5. Equity Investments

        Summarized information pertaining to the Company's equity associates follows:

	2013	2012	2011
For the year:
Equity in earnings:
Non-U.S.	$27	$20	$24
U.S.	40	44	42

Total	$67	$64	$66

Dividends received	$67	$50	$50

        Summarized combined financial information for equity associates is as follows (unaudited):

	2013	2012
At end of year:
Current assets	$419	$327
Non-current assets	528	496

Total assets	947	823
Current liabilities	224	195
Other liabilities and deferred items	193	158

Total liabilities and deferred items	417	353

Net assets	$530	$470

	2013	2012	2011
For the year:
Net sales	$699	$658	$689

Gross profit	$185	$191	$215

Net earnings	$149	$143	$174

        The Company's significant equity method investments include: (1) 50% of the common shares of Vetri Speciali SpA, a specialty glass manufacturer; (2) a 25% partnership interest in Tata Chemical (Soda Ash) Partners, a soda ash supplier; (3) a 50% partnership interest in Rocky Mountain Bottle Company, a glass container manufacturer; (4) a 50% partnership interest in BJC O-I Glass Pte. Ltd., a glass container manufacturer; and (5) 50% of the common shares of Vetrerie Meridionali SpA ("VeMe"), a glass container manufacturer. During the fourth quarter of 2013, changes were made to the VeMe joint venture agreement that resulted in the Company relinquishing control of the joint venture and, therefore, deconsolidating the entity. No gain or loss was recognized related to the deconsolidation as the fair value of the entity was equal to the carrying amount of the entity's assets and liabilities. The fair value, which the Company classified as Level 3 in the fair value hierarchy, was computed using a discounted cash flow analysis based on projected future cash flows of the joint venture.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

5. Equity Investments (Continued)

        There is a difference of approximately $13 million as of December 31, 2013 between the amount at which certain investments are carried and the amount of underlying equity in net assets. The portion of the difference related to inventory or amortizable assets is amortized as a reduction of the equity earnings. The remaining difference is considered goodwill.

6. Goodwill

        The changes in the carrying amount of goodwill for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Europe	North America	South America	Asia Pacific	Other	Total
Balance as of January 1, 2011	$1,009	$743	$387	$677	$5	$2,821
Acquisitions	8					8
Impairment charge				(641)		(641)
Translation effects	(34)	(3)	(33)	(36)		(106)

Balance as of December 31, 2011	983	740	354	—	5	2,082
Translation effects	23	3	(29)			(3)

Balance as of December 31, 2012	1,006	743	325	—	5	2,079
Translation effects	38	(9)	(49)			(20)

Balance as of December 31, 2013	$1,044	$734	$276	$—	$5	$2,059

        Goodwill for the Asia Pacific segment is net of accumulated impairment losses of $1,135 million as of December 31, 2013, 2012 and 2011.

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

        During the fourth quarter of 2013, the Company completed its annual impairment testing and determined that no impairment existed. During the fourth quarter of 2011, the Company completed its annual impairment testing and determined that impairment existed in the goodwill of its Asia Pacific segment. Lower projected cash flows, principally in the segment's Australian operations, caused the decline in the business enterprise value. The strong Australian dollar in 2011 resulted in many wine producers in the country exporting their wine in bulk shipments and bottling the wine closer to their end markets. This decreased the demand for wine bottles in Australia, which was a significant portion of the Company's sales in that country, and the Company expects this decreased demand to continue

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

6. Goodwill (Continued)

into the foreseeable future. Following a review of the valuation of the segment's identifiable assets, the Company recorded an impairment charge of $641 million to reduce the reported value of its goodwill.

7. Other Assets

        Other assets consisted of the following at December 31, 2013 and 2012:

	2013	2012
Deferred tax asset	$235	$282
Capitalized software	39	40
Deferred returnable packaging costs	124	96
Non-income tax receivable	70	20
Deferred finance fees	32	39
Intangibles	23	28
Other	63	79

	$586	$584

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

Commodity Futures Contracts Designated as Cash Flow Hedges

        In North America, the Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows. The Company continually evaluates the natural gas market and related price risk and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements. The majority of the sales volume in North America is tied to customer contracts that contain provisions that pass the price of natural gas to the customer. In certain of these contracts, the customer has the option of fixing the natural gas price component for a specified period of time. At December 31, 2013 and 2012, the Company had entered into commodity futures contracts covering approximately 5,400,000 MM BTUs and 7,000,000 MM BTUs, respectively, primarily related to customer requests to lock the price of natural gas.

        The Company accounts for the above futures contracts as cash flow hedges at December 31, 2013 and recognizes them on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owners' equity ("OCI") and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. An unrecognized gain of $1 million at December 31, 2013 and an

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

8. Derivative Instruments (Continued)

unrecognized loss of $1 million at December 31, 2012 related to the commodity futures contracts were included in Accumulated OCI, and will be reclassified into earnings over the next twelve to twenty-four months. Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings. The ineffectiveness related to these natural gas hedges for the year ended December 31, 2013 and 2012 was not material.

        The effect of the commodity futures contracts on the results of operations for the years ended December 31, 2013, 2012 and 2011 is as follows:

Amount of Loss Recognized in OCI on Commodity Futures Contracts (Effective Portion)			Amount of Loss Reclassified from Accumulated OCI into Income (reported in manufacturing, shipping, and delivery) (Effective Portion)
2013	2012	2011	2013	2012	2011
$1	$(3)	$(10)	$(1)	$(8)	$(7)

Senior Notes Designated as Net Investment Hedge

        During December 2004, a U.S. subsidiary of the Company issued senior notes totaling €225 million. These notes were designated by the Company's subsidiary as a hedge of a portion of its net investment in a non-U.S. subsidiary with a Euro functional currency. Because the amount of the senior notes matched the hedged portion of the net investment, there was no hedge ineffectiveness. Accordingly, the Company recorded the impact of changes in the foreign currency exchange rate on the Euro-denominated notes in OCI. The amount of loss recognized in OCI related to this net investment hedge for the year ended December 31, 2011 was $25 million. During the second quarter of 2011, the senior notes designated as the net investment hedge were redeemed by a subsidiary of the Company. The amount recorded in OCI related to this net investment hedge will be reclassified into earnings when the Company sells or liquidates its net investment in the non-U.S. subsidiary.

Forward Exchange Contracts not Designated as Hedging Instruments

        The Company may enter into short-term forward exchange or option agreements to purchase foreign currencies at set rates in the future. These agreements are used to limit exposure to fluctuations in foreign currency exchange rates for significant planned purchases of fixed assets or commodities that are denominated in currencies other than the subsidiaries' functional currency. The Company may also use forward exchange agreements to offset the foreign currency risk for receivables and payables, including intercompany receivables and payables, not denominated in, or indexed to, their functional currencies. The Company records these short-term forward exchange agreements on the balance sheet at fair value and changes in the fair value are recognized in current earnings.

        At December 31, 2013 and 2012, the Company had outstanding forward exchange and option agreements denominated in various currencies covering the equivalent of approximately $550 million and $750 million, respectively, related primarily to intercompany transactions and loans.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

8. Derivative Instruments (Continued)

        The effect of the forward exchange contracts on the results of operations for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Amount of Gain (Loss) Recognized in Income on Forward Exchange Contracts
Location of Gain (Loss) Recognized in Income on Forward Exchange Contracts
	2013	2012	2011
Other expense	$(28)	$6	$(11)

Balance Sheet Classification

        The Company records the fair values of derivative financial instruments on the balance sheet as follows: (a) receivables if the instrument has a positive fair value and maturity within one year, (b) deposits, receivables, and other assets if the instrument has a positive fair value and maturity after one year, and (c) other accrued liabilities or other liabilities (current) if the instrument has a negative fair value and maturity within one year. The following table shows the amount and classification (as noted above) of the Company's derivatives as of December 31, 2013 and 2012:

	Fair Value
	Balance Sheet Location	2013	2012
Asset Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	a	$1	$—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	a	3	4

Total asset derivatives		$4	$4

Liability Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	c	$—	$1
Derivatives not designated as hedging instruments:
Foreign exchange contracts	c	7	9

Total liability derivatives		$7	$10

9. Restructuring Accruals, Asset Impairments and Other Costs Related to Closed Facilities

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

European Asset Optimization

        In 2011, the Company implemented the European Asset Optimization program to increase the efficiency and capability of its European operations and to better align its European manufacturing footprint with market and customer needs. This program involves making additional investments in certain facilities and addressing assets with higher cost structures. As part of this program, the Company recorded charges of $16 million in 2013, $86 million in 2012 and $24 million in 2011 for employee costs, asset impairments and environmental remediation related to decisions to close furnaces and manufacturing facilities in Europe. The Company expects to execute further actions under this program in phases over the next several years.

Asia Pacific Restructuring

        In 2011, the Company implemented a restructuring plan in its Asia Pacific segment, primarily related to aligning its supply base with lower demand in the region. As part of this plan, the Company recorded charges of $49 million, $47 million and $46 million for the years ended 2013, 2012 and 2011, respectively, for employee costs and asset impairments related to furnace closures and additional restructuring activities.

Other Restructuring Actions

        The Company took certain other restructuring actions and recorded charges in 2013 of $16 million for employee costs related to the closure of flat glass operations in South America, $13 million for employee costs related to global headcount reduction initiatives and $3 million for miscellaneous other costs. In 2012, the Company recorded charges of $13 million for employee costs and asset impairments

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

9. Restructuring Accruals, Asset Impairments and Other Costs Related to Closed Facilities (Continued)

related to a decision to close a machine manufacturing facility in the U.S., $7 million for employee costs and asset impairments related to a decision to close a mold shop in South America and $15 million for miscellaneous other costs. In 2011, the Company recorded charges of $13 million related to headcount reductions, primarily in Europe and South America, and $12 million for an asset impairment related to a previously closed facility in Europe.

        The beginning accrual balance for other restructuring actions as of January 1, 2012 primarily relates to the Company's strategic review of its global manufacturing footprint completed in 2010.

        The following table presents information related to restructuring, asset impairment and other costs related to closed facilities:

	European Asset Optimization	Asia Pacific Restructuring	Other Restructuring Actions	Total Restructuring
Balance at January 1, 2012	12	17	73	102
2012 charges	86	47	26	159
Write-down of assets to net realizable value	(30)	(22)	(14)	(66)
Net cash paid, principally severance and related benefits	(16)	(25)	(24)	(65)
Pension charges transferred to other accounts		(11)		(11)
Other, including foreign exchange translation	1		1	2

Balance at December 31, 2012	53	6	62	121
2013 charges	16	49	32	97
Write-down of assets to net realizable value	(3)	(11)	(2)	(16)
Net cash paid, principally severance and related benefits	(37)	(16)	(25)	(78)
Pension charges transferred to other accounts		(6)		(6)
Other, including foreign exchange translation	1	(2)	(5)	(6)

Balance at December 31, 2013	$30	$20	$62	$112

        The restructuring accrual balance represents the Company's estimates of the remaining future cash amounts to be paid related to the actions noted above. As of December 31, 2013, the Company's estimates include approximately $69 million for severance and related benefits costs, $27 million for environmental remediation costs, and $16 million for other exit costs. The 2012 charges include approximately $14 million related to environmental remediation costs at a closed facility in Europe.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

10. Pension Benefit Plans and Other Postretirement Benefits

Pension Benefit Plans

        The Company participates in OI Inc.'s defined benefit pension plans for substantially all employees located in the United States. Benefits generally are based on compensation for salaried employees and on length of service for hourly employees. OI Inc.'s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements. Independent actuaries determine pension costs for each subsidiary of OI Inc. included in the plans; however, accumulated benefit obligation information and plan assets pertaining to each subsidiary have not been separately determined. As such, the accumulated benefit obligation and the plan assets related to the pension plans for domestic employees have been retained by another subsidiary of OI Inc. Net expense to results of operations for the Company's allocated portion of the domestic pension costs amounted to $48 million in 2013, $20 million in 2012 and $37 million in 2011.

        OI Inc. also sponsors several defined contribution plans for all salaried and hourly U.S. employees of the Company. Participation is voluntary and participants' contributions are based on their compensation. OI Inc. matches contributions of participants, up to various limits, in substantially all plans. OI Inc. charges the Company for its share of the match. The Company's share of the contributions to these plans amounted to $7 million in 2013, $6 million in 2012 and $7 million in 2011.

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

        The changes in the non-U.S. pension plans benefit obligations for the year were as follows:

	2013	2012
Obligations at beginning of year	$1,911	$1,553
Change in benefit obligations:
Service cost	33	26
Interest cost	72	77
Actuarial (gain) loss, including the effect of change in discount rates	(1)	293
Curtailment and plan amendment	(52)
Participant contributions	7	7
Benefit payments	(101)	(101)
Other	(4)
Foreign currency translation	1	56

Net change in benefit obligations	(45)	358

Obligations at end of year	$1,866	$1,911

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

10. Pension Benefit Plans and Other Postretirement Benefits (Continued)

        The changes in the fair value of the non-U.S. pension plans' assets for the year were as follows:

	2013	2012
Fair value at beginning of year	$1,527	$1,325
Change in fair value:
Actual gain on plan assets	61	118
Benefit payments	(101)	(101)
Employer contributions	92	110
Participant contributions	7	7
Foreign currency translation	(5)	43
Other	(3)	25

Net change in fair value of assets	51	202

Fair value at end of year	$1,578	$1,527

        The funded status of the non-U.S. pension plans at year end was as follows:

	2013	2012
Plan assets at fair value	$1,578	$1,527
Projected benefit obligations	1,866	1,911

Plan assets less than projected
benefit obligations	(288)	(384)
Items not yet recognized in pension expense:
Actuarial loss	488	534
Prior service credit	(25)	(9)

	463	525

Net amount recognized	$175	$141

        The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2013 and 2012 as follows:

	2013	2012
Pension assets	$22	$—
Current pension liability, included with Other accrued liabilities	(6)	(7)
Pension benefits	(304)	(377)
Accumulated other comprehensive loss	463	525

Net amount recognized	$175	$141

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

10. Pension Benefit Plans and Other Postretirement Benefits (Continued)

        The following changes in plan assets and benefit obligations were recognized in accumulated other comprehensive income at December 31, 2013 and 2012 as follows (amounts are pretax):

	2013	2012
Current year actuarial loss	$28	$239
Amortization of actuarial loss	(28)	(22)
Amortization of prior service credit	1
Curtailment and plan amendment	(52)
Settlement	(6)	(11)

	(57)	206
Translation	(5)	17

	$(62)	$223

        The accumulated benefit obligation for all defined benefit pension plans was $1,790 million and $1,729 million at December 31, 2013 and 2012, respectively.

        The components of the non-U.S. pension plans' net pension expense were as follows:

	2013	2012	2011
Service cost	$33	$26	$24
Interest cost	72	77	83
Expected asset return	(91)	(87)	(86)
Amortization:
Actuarial loss	28	22	24
Prior service credit	(1)		(1)

Net amortization	27	22	23

Net expense	$41	$38	$44

        The non-U.S. pension expense excludes $6 million and $11 million of pension settlement costs that were recorded in restructuring expense in 2013 and 2012, respectively.

        Amounts that are expected to be amortized from accumulated other comprehensive income into net pension expense during 2014:

Amortization:
Actuarial loss	$22
Prior service cost	(3)

Net amortization	$19

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

10. Pension Benefit Plans and Other Postretirement Benefits (Continued)

        The following information is for plans with projected and accumulated benefit obligations in excess of the fair value of plan assets at year end:

	Projected Benefit Obligation Exceeds Fair Value of Plan Assets		Accumulated Benefit Obligation Exceeds Fair Value of Plan Assets
	2013	2012	2013	2012
Projected benefit obligations	$1,588	$1,911	$1,588	$1,172
Accumulated benefit obligation	1,537	1,729	1,537	1,090
Fair value of plan assets	1,278	1,527	1,278	858

        The weighted average assumptions used to determine benefit obligations were as follows:

	2013	2012
Discount rate	4.14%	3.89%
Rate of compensation increase	3.31%	3.08%

        The weighted average assumptions used to determine net periodic pension costs were as follows:

	2013	2012	2011
Discount rate	3.89%	4.75%	5.28%
Rate of compensation increase	3.08%	3.23%	3.49%
Expected long-term rate of return on assets	6.34%	6.24%	6.44%

        Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases as presented above. Amortization included in net pension expense is based on the average remaining service of employees.

        For 2013, the Company's weighted average expected long-term rate of return on assets was 6.34% . In developing this assumption, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions. The Company also considered its historical 10-year average return (through December 31, 2012), which was in line with the expected long-term rate of return assumption for 2013.

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

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

10. Pension Benefit Plans and Other Postretirement Benefits (Continued)

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

        The following table sets forth by level, within the fair value hierarchy, the Company's pension plan assets at fair value as of December 31, 2013 and 2012:

	2013			2012
							Target Allocation
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents	$39	$6	$—	$36	$20	$—
Equity securities	387	210		367	173		45 - 55%
Debt securities	752	116	2	714	113	3	40 - 50%
Real estate			6			15	0 - 10%
Other	13	47		18	68		0 - 10%

Total assets at fair value	$1,191	$379	$8	$1,135	$374	$18

        The following is a reconciliation of the Company's pension plan assets recorded at fair value using significant unobservable inputs (Level 3):

	2013	2012
Beginning balance	$18	$16
Net increase (decrease)	(10)	2

Ending balance	$8	$18

        The net increase (decrease) in the fair value of the Company's Level 3 pension plan assets is primarily due to purchases and sales of unlisted real estate funds. The change in the fair value of Level 3 pension plan assets due to actual return on those assets was immaterial in 2013.

        In order to maintain minimum funding requirements, the Company is required to make contributions to its non-U.S. defined benefit pension plans of approximately $30 million in 2014.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

10. Pension Benefit Plans and Other Postretirement Benefits (Continued)

        The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)
2014	$82
2015	85
2016	86
2017	87
2018	90
2019 - 2023	487

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

        The Company's net periodic postretirement benefit cost, as allocated by OI Inc., for domestic employees was $3 million, $6 million, and $6 million at December 31, 2013, 2012, and 2011, respectively.

        The Company's subsidiaries in Canada also have postretirement benefit plans covering substantially all employees. The following tables relate to the Company's postretirement benefit plans in Canada.

        The changes in the postretirement benefit obligations for the year were as follows:

	2013	2012
Obligations at beginning of year	$102	$95
Change in benefit obligations:
Service cost	1	1
Interest cost	4	4
Actuarial (gain) loss, including the effect of changing discount rates	(7)	3
Benefit payments	(4)	(3)
Foreign currency translation	(6)	2

Net change in benefit obligations	(12)	7

Obligations at end of year	$90	$102

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

10. Pension Benefit Plans and Other Postretirement Benefits (Continued)

        The funded status of the postretirement benefit plans at year end was as follows:

	2013	2012
Postretirement benefit obligations	$(90)	$(102)
Items not yet recognized in net postretirement benefit cost:
Actuarial (gain) loss	(2)	5

Net amount recognized	$(92)	$(97)

        The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2013 and 2012 as follows:

	2013	2012
Current nonpension postretirement benefit, included with Other accrued liabilities	$(4)	$(4)
Nonpension postretirement benefits	(86)	(98)
Accumulated other comprehensive loss	(2)	5

Net amount recognized	$(92)	$(97)

        The following changes in benefit obligations were recognized in accumulated other comprehensive income at December 31, 2013 and 2012 as follows (amounts are pretax):

	2013	2012
Current year actuarial (gain) loss	$(7)	$3

        The components of the net postretirement benefit cost for the year were as follows:

	2013	2012	2011
Service cost	$1	$1	$1
Interest cost	4	4	4

Net postretirement benefit cost	$5	$5	$5

        The weighted average discount rates used to determine the accumulated postretirement benefit obligation and net postretirement benefit cost were as follows:

	2013	2012	2011
Accumulated post retirement benefit obligation	4.47%	3.89%	4.13%
Net postretirement benefit cost	3.89%	4.13%	5.02%

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

10. Pension Benefit Plans and Other Postretirement Benefits (Continued)

        The weighted average assumed health care cost trend rates at December 31 were as follows:

	2013	2012
Health care cost trend rate assumed for next year	5.00%	6.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2014	2014

        Assumed health care cost trend rates affect the amounts reported for the postretirement benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost	$1	$(1)
Effect on accumulated postretirement benefit obligations	15	(12)

        Amortization included in net postretirement benefit cost is based on the average remaining service of employees.

        The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)
2014	$4
2015	4
2016	4
2017	5
2018	5
2019 - 2023	25

        Benefits provided by OI Inc. for certain hourly retirees of the Company are determined by collective bargaining. Most other domestic hourly retirees receive health and life insurance benefits from a multi-employer trust established by collective bargaining. Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $6 million in each of the years 2013, 2012 and 2011. Postretirement health and life benefits for retirees of foreign subsidiaries are generally provided through the national health care programs of the countries in which the subsidiaries are located.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

11. Income Taxes

        The provision (benefit) for income taxes was calculated based on the following components of earnings (loss) before income taxes:

Continuing operations	2013	2012	2011
U.S.	$340	$297	$282
Non-U.S.	249	296	(419)

	$589	$593	$(137)

Discontinued operations	2013	2012	2011
U.S.	$—	$—	$—
Non-U.S.	(10)	(5)	(2)

	$(10)	$(5)	$(2)

        The provision (benefit) for income taxes consists of the following:

	2013	2012	2011
Current:
U.S.	$7	$—	$(8)
Non-U.S.	116	117	139

	123	117	131

Deferred:
U.S.		10	9
Non-U.S.	(3)	(13)	(53)

	(3)	(3)	(44)

Total:
U.S.	7	10	1
Non-U.S.	113	104	86

Total	$120	$114	$87

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

11. Income Taxes (Continued)

        A reconciliation of the provision for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows:

	2013	2012	2011
Tax provision on pretax earnings (loss) from continuing operations at statutory U.S. Federal tax rate	$206	$208	$(48)
Increase (decrease) in provision for income taxes due to:
Differences in income taxes on foreign earnings, losses and remittances	(29)	(5)	(13)
Goodwill impairment			224
U.S. tax consolidation benefit	(51)	(54)	(58)
Changes in valuation allowance	(1)	(46)	(18)
Tax audits and settlements	1	(1)	3
Other items	(6)	12	(3)

Provision for income taxes	$120	$114	$87

        Deferred income taxes reflect: (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes; and (2) carryovers and credits for income tax purposes.

        Significant components of the Company's deferred tax assets and liabilities at December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets:
Accrued postretirement benefits	$23	$27
Foreign tax credit	356	354
Operating and capital loss carryovers	350	373
Other credit carryovers	29	29
Accrued liabilities	70	72
Pension liability	47	74
Other	60	66

Total deferred tax assets	935	995
Deferred tax liabilities:
Property, plant and equipment	117	113
Exchangeable notes	10	19
Intangibles	27	12
Other	65	84

Total deferred tax liabilities	219	228
Valuation allowance	(651)	(610)

Net deferred taxes	$65	$157

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

11. Income Taxes (Continued)

        Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2013 and 2012 as follows:

	2013	2012
Prepaid expenses	$62	$62
Other assets	235	282
U.S. and foreign income taxes		(5)
Deferred taxes	(232)	(182)

Net deferred taxes	$65	$157

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

        In certain foreign jurisdictions, the Company's analysis indicates that it has cumulative losses in recent years. This is considered significant negative evidence which is objective and verifiable and, therefore, difficult to overcome. However, the cumulative loss position is not solely determinative and, accordingly, the Company considers all other available positive and negative evidence in its analysis. Based on its analysis, the Company has recorded a valuation allowance for the portion of deferred tax assets where based on the weight of available evidence it is unlikely to realize those deferred tax assets.

        At December 31, 2013, before valuation allowance, the Company had unused foreign tax credits of $356 million expiring in 2017 through 2022, research tax credit of $20 million expiring from 2014 to 2033, and alternative minimum tax credits of $9 million which do not expire and which will be available to offset future U.S. Federal income tax. Approximately $164 million of the deferred tax assets related to operating and capital loss carryforwards can be carried over indefinitely, with the remaining $186 million expiring between 2014 and 2030.

        At December 31, 2013, the Company's equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $3.2 billion. The Company intends to reinvest these earnings indefinitely in the non-U.S. operations and has not distributed any of these earnings to the U.S. in 2013, 2012 or 2011. It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed. Deferred taxes are provided for earnings of non-U.S. jurisdictions when the Company plans to remit those earnings.

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

        The Company has recognized tax benefits as a result of incentives in certain non-U.S. jurisdictions which expire between 2014 and 2016.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

11. Income Taxes (Continued)

        The Company records a liability for unrecognized tax benefits related to uncertain tax positions. The Company accrues interest and penalties associated with unrecognized tax benefits as a component of its income tax expense. The following is a reconciliation of the Company's total gross unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Balance at January 1	$97	$125	$143
Additions and reductions for tax positions of prior years	(3)	8	(15)
Additions based on tax positions related to the current year	9	7	30
Reductions due to the lapse of the applicable statute of limitations	(2)	(21)	(8)
Reductions due to settlements		(26)	(18)
Foreign currency translation	(1)	4	(7)

Balance at December 31	$100	$97	$125

Unrecognized tax benefits, which if recognized, would impact the Company's effective income tax rate	$92	$89	$114

Accrued interest and penalties at December 31	$35	$33	$49

Interest and penalties included in tax expense for the years ended December 31	$1	$(6)	$18

        Based upon the outcome of tax examinations, judicial proceedings, or expiration of statute of limitations, it is reasonably possible that the ultimate resolution of these unrecognized tax benefits may result in a payment that is materially different from the current estimate of the tax liabilities. The Company believes that it is reasonable possible that the estimated liability could decrease up to $20 million within the next 12 months. This is primarily the result of audit settlements or statute expirations in several taxing jurisdictions.

        The Company is currently under examination in various tax jurisdictions in which it operates, including Argentina, Australia, Ecuador, Germany, and Italy. The years under examination range from 2005 through 2012. The Company believes that there are no jurisdictions in which the outcome of unresolved issues or claims is likely to be material to the Company's results of operations, financial position or cash flows. The Company further believes that adequate provisions for all income tax uncertainties have been made. During 2013, the Company concluded audits in several jurisdictions, including Czech Republic, France, New Zealand, Peru, Poland, Spain and the United Kingdom.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

12. External Debt

        The following table summarizes the external long-term debt of the Company at December 31, 2013 and 2012:

	2013	2012
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$—
Term Loans:
Term Loan A		53
Term Loan B	405	525
Term Loan C (81 million CAD at December 31, 2013)	76	102
Term Loan D (€85 million at December 31, 2013)	117	163
Senior Notes:
3.00%, Exchangeable, due 2015	617	642
7.375%, due 2016	593	591
6.875%, due 2017 (€300 million)		396
6.75%, due 2020 (€500 million)	690	660
4.875%, due 2021 (€330 million)	455
Other	45	80

Total long-term debt	2,998	3,212
Less amounts due within one year	15	22

Long-term debt	$2,983	$3,190

        On May 19, 2011, the Company entered into the Secured Credit Agreement (the "Agreement"). At December 31, 2013, the Agreement included a $900 million revolving credit facility, a $405 million term loan, an 81 million Canadian dollar term loan, and a €85 million term loan, each of which has a final maturity date of May 19, 2016. During 2013, the Company repaid 51 million Australian dollars on Term Loan A, $120 million on Term Loan B, 20 million Canadian dollars on Term Loan C and €39 million on Term Loan D under the Agreement. At December 31, 2013, the Company had unused credit of $816 million available under the Agreement.

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

        The Leverage Ratio also determines pricing under the Agreement. The interest rate on borrowings under the Agreement is, at the Company's option, the Base Rate or the Eurocurrency Rate, as defined in the Agreement. These rates include a margin linked to the Leverage Ratio. The margins range from 1.25% to 2.00% for Eurocurrency Rate loans and from 0.25% to 1.00% for Base Rate loans. In addition, a facility fee is payable on the revolving credit facility commitments ranging from 0.25% to 0.50% per annum linked to the Leverage Ratio. The weighted average interest rate on borrowings outstanding under the Agreement at December 31, 2013 was 2.12%. As of December 31, 2013, the Company was in compliance with all covenants and restrictions in the Agreement. In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

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

        During March 2013, the Company issued senior notes with a face value of €330 million due March 31, 2021. The notes bear interest at 4.875% and are guaranteed by substantially all of the Company's domestic subsidiaries. The net proceeds, after deducting debt issuance costs, totaled approximately $418 million.

        During March 2013, the Company discharged, in accordance with the indenture, all €300 million of the 6.875% senior notes due 2017. The Company recorded $11 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees.

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

12. External Debt (Continued)

effecting a share split, or a significant change in the ownership or structure of the Company or OI Inc., such as a recapitalization or reclassification of OI Inc.'s common stock, a merger or consolidation involving the Company or the sale or conveyance to another person of all or substantially all of the property and assets of the Company and its subsidiaries substantially as an entirety.

        Prior to March 1, 2015, the 2015 Exchangeable Notes may be exchanged only if (1) the price of OI Inc.'s common stock exceeds $61.71 (130% of the exchange price) for a specified period of time, (2) the trading price of the 2015 Exchangeable Notes falls below 98% of the average exchange value of the 2015 Exchangeable Notes for a specified period of time (trading price was 139% of exchange value at December 31, 2012), or (3) upon the occurrence of specified corporate transactions. The 2015 Exchangeable Notes may be exchanged without restrictions on or after March 1, 2015. As of December 31, 2013, the 2015 Exchangeable Notes are not exchangeable by the holders.

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

        During 2013, the Company repurchased $46 million of the 2015 Exchangeable Notes. The amount by which the cash paid exceeded the fair value of the notes repurchased was recorded as a reduction to share owners' equity. The Company recorded $3 million of additional interest charges for the loss on debt extinguishment and the related write-off of unamortized finance fees.

        The carrying values of the liability and equity components at December 31, 2013 and 2012 are as follows:

	2013	2012
Principal amount of exchangeable notes	$644	$690
Unamortized discount on exchangeable notes	27	48

Net carrying amount of liability component	$617	$642

Carrying amount of equity component	$92	$93

        The debt discount is being amortized over the life of the 2015 Exchangeable Notes. The amount of interest expense recognized on the 2015 Exchangeable Notes for the years ended December 31, 2013 and 2012 is as follows:

	2013	2012
Contractual coupon interest	$20	$21
Amortization of discount on exchangeable notes	18	18

Total interest expense	$38	$39

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

12. External Debt (Continued)

        During 2011, the Company recorded additional interest charges of $25 million for note repurchase premiums and the related write-off of unamortized finance fees related to debt that was repaid prior to maturity.

        The Company has a €215 million European accounts receivable securitization program, which extends through September 2016, subject to annual renewal of backup credit lines. Information related to the Company's accounts receivable securitization program as of December 31, 2013 and 2012 is as follows:

	2013	2012
Balance (included in short-term loans)	$276	$264
Weighted average interest rate	1.41%	1.33%

        As of December 31, 2013, the Company has capital lease obligations of $24 million included in other in the long-term debt table above.

        Annual maturities for all of the Company's long-term debt through 2018 are as follows: 2014, $15 million; 2015, $983 million; 2016, $876 million; 2017, $2 million; and 2018, $3 million.

        Fair values at December 31, 2013, of the Company's significant fixed rate debt obligations are as follows:

	Principal Amount	Indicated Market Price	Fair Value
Senior Notes:
3.00%, Exchangeable, due 2015	$644	104.71	$674
7.375%, due 2016	600	112.76	677
6.75%, due 2020 (€500 million)	690	116.50	804
4.875%, due 2021 (€330 million)	455	105.04	478

13. Contingencies

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

13. Contingencies (Continued)

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

        The Company is presently unable to predict the duration, scope or result of an investigation by the SEC, if any, or whether the SEC will commence any legal action. The SEC has a broad range of civil sanctions under the FCPA and other laws and regulations including, but not limited to, injunctive relief, disgorgement, penalties, and modifications to business practices. The Company could also be subject to investigation and sanctions outside the United States. While the Company is currently unable to quantify the impact of any potential sanctions or remedial measures, it does not expect such actions will have a material adverse effect on the Company's liquidity, results of operations or financial condition.

        The Company received a non-income tax assessment from a foreign tax authority for approximately $90 million (including penalties and interest). The Company challenged this assessment, but the tax authority's position was upheld in court. The Company strongly disagrees with this ruling and believes it to be contradictory to other court rulings in the Company's favor. Although the Company cannot predict the ultimate outcome of this case, it believes that it is probable that the tax authority's assessment will be overturned by a higher court, and therefore, the Company has not established an accrual. In order to contest the lower court rulings, legal rules require the Company to deposit the amount of the tax assessment, which will be remitted in monthly installments over the next twenty-four months. A favorable ruling by the higher court will result in a return to the Company of amounts paid. An unfavorable ruling will result in the forfeiture of the deposit, a charge of approximately $60 million and a non-income tax refund of $30 million. As of December 31, 2013, the Company has made installment payments totaling $43 million, which is included in Other assets on the balance sheet.

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

14. Accumulated Other Comprehensive Income

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

Tabular data dollars in millions

14. Accumulated Other Comprehensive Income (Continued)

        The following table lists the beginning balance, annual activity and ending balance of each component of accumulated other comprehensive income (loss):

	Net Effect of Exchange Rate Fluctuations	Change in Certain Derivative Instruments		Employee Benefit Plans	Total Accumulated Other Comprehensive Loss
Balance on January 1, 2013	$455	$(1)		$(402)	$52
Change before reclassifications	(226)	1		35	(190)
Amounts reclassified from accumulated other comprehensive income		1	(a)	33 (b)	34
Tax effect				(33)	(33)

Other comprehensive income attributable to the Company	(226)	2		35	(189)

Balance on December 31, 2013	$229	$1		$(367)	$(137)

(a)
Amount is included in Cost of goods sold on the Consolidated Results of Operations (see Note 8 for additional information).

(b)
Amount is included in the computation of net periodic pension cost and net postretirement benefit cost (see Note 10 for additional information).

15. Other Expense

        Other expense for the year ended December 31, 2013 included the following:

  •
  The Company recorded charges totaling $97 million for restructuring, asset impairment and related charges. See Note 9 for additional information.

  •
  The Company recorded charges totaling $22 million for asset impairment related to the Company's operations in Argentina, due primarily to macroeconomic issues in that country. The Company wrote down the value of these assets to the extent their carrying amounts exceeded fair value. The fair value of the assets was computed based on estimated future cash flows. The Company classified the significant assumptions used to determine the fair value of the impaired assets, which was not material, as Level 3 in the fair value hierarchy.

  •
  Aggregate foreign currency exchange losses included in other expense were $9 million in 2013.

        Other expense for the year ended December 31, 2012 included the following:

  •
  The Company recorded charges totaling $159 million for restructuring, asset impairment and related charges. See Note 9 for additional information.

  •
  During the fourth quarter of 2012, the Company recorded a gain of $61 million related to cash received from the Chinese government as compensation for land in China that the Company was required to return to the government.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

15. Other Expense (Continued)

  •
  Aggregate foreign currency exchange losses included in other expense were $8 million in 2012.

        Other expense for the year ended December 31, 2011 included the following:

  •
  The Company recorded charges totaling $94 million for restructuring, asset impairment and related charges. See Note 9 for additional information.

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

  •
  The Company recorded a goodwill impairment charge of $641 million related to its Asia Pacific segment. See Note 6 for additional information.

  •
  Aggregate foreign currency exchange losses included in other expense were $6 million in 2011.

16. Operating Leases

        Rent expense attributable to all warehouse, office buildings, and equipment operating leases was $53 million in 2013, $69 million in 2012, and $84 million in 2011. Minimum future rentals under operating leases are as follows: 2014, $46 million; 2015, $33 million; 2016, $27 million; 2017, $23 million; 2018, $18 million; and 2019 and thereafter, $42 million.

17. Supplemental Cash Flow Information

        Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

	2013	2012	2011
Decrease (increase) in current assets:
Receivables	$19	$206	$(138)
Inventories	(29)	(74)	(100)
Prepaid expenses	6	(1)	(30)
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	126	(83)	185
Salaries and wages	(5)	19	2
U.S. and foreign income taxes	7	(76)	7

	$124	$(9)	$(74)

        Interest paid in cash, including note repurchase premiums, aggregated $185 million for 2013, $223 million for 2012, and $253 million for 2011.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

17. Supplemental Cash Flow Information (Continued)

        Income taxes paid in cash were as follows:

	2013	2012	2011
U.S.	$—	$—	$1
Non-U.S.	128	132	111

	$128	$132	$112

18. Business Combinations

        On August 1, 2011, the Company completed the acquisition of Verrerie du Languedoc SAS, a single-furnace glass container plant in Vergeze, France. The Vergeze plant is located near the Nestle Waters' Perrier bottling facility and has a long-standing supply relationship with Nestle Waters.

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

        Since the issuance of the decree, the Company has cooperated with the Venezuelan government, as it is compelled to do under Venezuelan law, to provide for an orderly transition while ensuring the safety and well-being of the employees and the integrity of the production facilities. The Company has been engaged in negotiations with the Venezuelan government in relation to certain aspects of the expropriation, including the compensation payable by the government as a result of its expropriation. On September 26, 2011, the Company, having been unable to reach an agreement with the Venezuelan government regarding fair compensation, commenced an arbitration against Venezuela through the World Bank's International Centre for Settlement of Investment Disputes. The Company is unable at this stage to predict the amount, or timing of receipt, of compensation it will ultimately receive, and will record any such compensation as a gain from discontinued operations when received.

        The loss from discontinued operations of $10 million for the year ended December 31, 2013 represents ongoing costs related to the Venezuela expropriation.

20. Guarantees of Debt

        OI Group and the Company guarantee OI Inc.'s senior debentures on a subordinated basis. The fair value of the OI Inc. debt being guaranteed was $291 at December 31, 2013.

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

        The following information summarizes the Company's significant related party transactions:

	Years ended December 31,
	2013	2012	2011
Revenues:
Sales to affiliated companies	$—	$—	$—

Expenses:
Administrative services	$2	$3	$5
Corporate management fee	80	115	104

Total expenses	$82	$118	$109

        The above expenses are recorded in the results of operations as follows:

	Years ended December 31,
	2013	2012	2011
Cost of goods sold	$—	$1	$1
Selling, general and adminstrative expenses	82	117	108

Total expenses	$82	$118	$109

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Share Owner of
Owens-Brockway Glass Container Inc.

        We have audited the accompanying consolidated balance sheets of Owens-Brockway Glass Container Inc. (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of results of operations, comprehensive income, share owners' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens-Brockway Glass Container Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Toledo, Ohio
February 13, 2014

Owens-Brockway Glass Container Inc.

CONSOLIDATED RESULTS OF OPERATIONS

Dollars in millions

Years ended December 31,	2013	2012	2011
Net sales	$6,967	$7,000	$7,358
Cost of goods sold	(5,621)	(5,615)	(5,972)

Gross profit	1,346	1,385	1,386
Selling and administrative expense	(429)	(482)	(484)
Research, development and engineering expense	(62)	(62)	(71)
Equity earnings	67	64	66
Interest income	9	9	11
Interest expense	(219)	(228)	(294)
Other expense, net	(123)	(93)	(751)

Earnings (loss) from continuing operations before income taxes	589	593	(137)
Provision for income taxes	(120)	(114)	(87)

Earnings (loss) from continuing operations	469	479	(224)
Loss from discontinued operations	(10)	(5)	(2)

Net earnings (loss)	459	474	(226)
Net earnings attributable to noncontrolling interests	(13)	(34)	(20)

Net earnings (loss) attributable to the Company	$446	$440	$(246)

Amounts attributable to the Company:
Earnings (loss) from continuing operations	$456	$445	$(244)
Loss from discontinued operations	(10)	(5)	(2)

Net earnings (loss)	$446	$440	$(246)

See accompanying Notes to the Consolidated Financial Statements.

Owens-Brockway Glass Container Inc.

CONSOLIDATED COMPREHENSIVE INCOME

Dollars in millions

Years ended December 31,	2013	2012	2011
Net earnings (loss)	$459	$474	$(226)
Other comprehensive income (loss)
Foreign currency translation adjustments	(232)	(26)	(187)
Pension and other postretirement benefit adjustments, net of tax	35	(184)	25
Change in fair value of derivative instruments	2	5	(3)

Other comprehensive income (loss)	(195)	(205)	(165)

Total comprehensive income (loss)	264	269	(391)
Comprehensive income attributable to noncontrolling interests	(7)	(42)	(20)

Comprehensive income (loss) attributable to the Company	$257	$227	$(411)

See accompanying Notes to the Consolidated Financial Statements.

Owens-Brockway Glass Container Inc.

CONSOLIDATED BALANCE SHEETS

Dollars in millions

December 31,	2013	2012
Assets
Current assets:
Cash, including time deposits of $61 ($90 in 2012)	$356	$420
Receivables including amount from related parties of $1 ($5 in 2012)	942	976
Inventories	1,117	1,139
Prepaid expenses	100	103

Total current assets	2,515	2,638
Other assets:
Equity investments	315	294
Repair parts inventories	116	133
Pension assets	22
Other assets	586	584
Goodwill	2,059	2,079

Total other assets	3,098	3,090
Property, plant and equipment:
Land, at cost	249	256
Buildings and equipment, at cost:
Buildings and building equipment	1,153	1,178
Factory machinery and equipment	4,646	4,856
Transportation, office and miscellaneous equipment	100	113
Construction in progress	212	187

	6,360	6,590
Less accumulated depreciation	3,763	3,860

Net property, plant and equipment	2,597	2,730

Total assets	$8,210	$8,458

See accompanying Notes to the Consolidated Financial Statements.

Owens-Brockway Glass Container Inc.

CONSOLIDATED BALANCE SHEETS (Continued)

Dollars in millions

December 31,	2013	2012
Liabilities and Share Owners' Equity
Current liabilities:
Short-term loans	$306	$296
Accounts payable including amount to related parties of $7 ($13 in 2012)	1,132	1,030
Salaries and wages	155	161
U.S. and foreign income taxes	40	45
Other accrued liabilities	381	390
Long-term debt due within one year	15	22

Total current liabilities	2,029	1,944
External long-term debt	2,983	3,190
Deferred taxes	232	182
Pension benefits	304	377
Nonpension postretirement benefits	86	98
Other liabilities	261	299
Share owners' equity:
Investment by and advances from Parent	2,305	2,142
Accumulated other comprehensive income	(137)	52

Total share owner's equity of the Company	2,168	2,194
Noncontrolling interests	147	174

Total share owners' equity	2,315	2,368

Total liabilities and share owners' equity	$8,210	$8,458

See accompanying Notes to the Consolidated Financial Statements.

Owens-Brockway Glass Container Inc.

CONSOLIDATED SHARE OWNERS' EQUITY

Dollars in millions

	Share Owner's Equity of the Company
	Investment by and Advances from Parent	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Share Owners' Equity
Balance on January 1, 2011	$2,255	$439	$211	$2,905
Net intercompany transactions	3			3
Net earnings (loss)	(246)		20	(226)
Other comprehensive loss		(165)		(165)
Acquisition of noncontrolling interests	(55)	(9)	(43)	(107)
Distributions to noncontrolling interests			(35)	(35)

Balance on December 31, 2011	1,957	265	153	2,375
Net intercompany transactions	(255)			(255)
Net earnings	440		34	474
Other comprehensive income (loss)		(213)	8	(205)
Contribution from noncontrolling interests			3	3
Distributions to noncontrolling interests			(24)	(24)

Balance on December 31, 2012	2,142	52	174	2,368
Net intercompany transactions	(283)			(283)
Net earnings	446		13	459
Other comprehensive loss		(189)	(6)	(195)
Contribution from noncontrolling interests			5	5
Distributions to noncontrolling interests			(22)	(22)
Deconsolidation of subsidiary			(17)	(17)

Balance on December 31, 2013	$2,305	$(137)	$147	$2,315

See accompanying Notes to the Consolidated Financial Statements.

Owens-Brockway Glass Container Inc.

CONSOLIDATED CASH FLOWS

Dollars in millions

Years ended December 31,	2013	2012	2011
Operating activities:
Net earnings (loss)	$459	$474	$(226)
Loss on disposal of discontinued operations	10	5	2
Non-cash charges (credits):
Depreciation	345	374	401
Amortization of intangibles and other deferred items	40	27	14
Amortization of finance fees and debt discount	32	33	32
Deferred tax benefit	(3)	(3)	(44)
Restructuring, asset impairment and related charges	119	159	111
Gain on China land compensation		(61)
Charge for goodwill impairment			641
Other	36	(58)	(11)
Cash paid for restructuring activities	(78)	(65)	(39)
Change in non-current assets and liabilities	(134)	(54)	(96)
Change in components of working capital	124	(9)	(74)

Cash provided by continuing operating activities	950	822	711
Cash utilized in discontinued operating activities	(10)	(5)	(2)

Total cash provided by operating activities	940	817	709
Investing activities:
Additions to property, plant and equipment	(360)	(290)	(280)
Acquisitions, net of cash acquired	(4)	(5)	(144)
Net cash proceeds related to sale of assets and other	10	95	3
Net payments to fund minority partner loan	(16)	(21)
Deconsolidation of subsidiary	(32)

Cash utilized in investing activities	(402)	(221)	(421)
Financing activities:
Additions to long-term debt	768	119	1,465
Repayments of long-term debt	(1,040)	(401)	(1,796)
Increase (decrease) in short-term loans	8	(38)	80
Net receipts from (distribution to) parent	(283)	(255)	1
Net receipts (payments) for hedging activity and other	(24)	27	(22)
Payment of finance fees	(7)	(1)	(19)
Contribution from noncontrolling interests	5	3
Dividends paid to noncontrolling interests	(22)	(24)	(35)

Cash utilized in financing activities	(595)	(570)	(326)
Effect of exchange rate fluctuations on cash	(7)	16	6

Increase (decrease) in cash	(64)	42	(32)
Cash at beginning of year	420	378	410

Cash at end of year	$356	$420	$378

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

        Shipping and Handling Costs    Shipping and handling costs are included with cost of goods sold in the Consolidated Results of Operations.

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

        Intangible Assets and Other Long-Lived Assets    Intangible assets are amortized over the expected useful life of the asset. Amortization expense directly attributed to the manufacturing of the Company's products is included in cost of goods sold. Amortization expense related to non-manufacturing activities is included in selling and administrative and other. The Company evaluates the recoverability of intangible assets and other long-lived assets based on undiscounted projected cash flows, excluding interest and taxes, when factors indicate that impairment may exist. If impairment exists, the asset is written down to fair value.

        Property, Plant and Equipment    Property, plant and equipment ("PP&E") is carried at cost and includes expenditures for new facilities and equipment and those costs which substantially increase the useful lives or capacity of existing PP&E. In general, depreciation is computed using the straight-line method and recorded over the estimated useful life of the asset. Factory machinery and equipment is depreciated over periods ranging from 5 to 25 years with the majority of such assets (principally glass-melting furnaces and forming machines) depreciated over 7 to 15 years. Buildings and building equipment are depreciated over periods ranging from 10 to 50 years. Depreciation expense directly attributed to the manufacturing of the Company's products is included in cost of goods sold. Depreciation expense related to non-manufacturing activities is included in selling and administrative. Depreciation expense includes the amortization of assets recorded under capital leases. Maintenance and repairs are expensed as incurred. Costs assigned to PP&E of acquired businesses are based on estimated fair values at the date of acquisition. The Company evaluates the recoverability of PP&E based on undiscounted projected cash flows, excluding interest and taxes, when factors indicate that impairment may exist. If impairment exists, the asset is written down to fair value.

        Derivative Instruments    The Company uses forward exchange contracts, options and commodity futures contracts to manage risks generally associated with foreign exchange rate and commodity market volatility. Derivative financial instruments are included on the balance sheet at fair value. When appropriate, derivative instruments are designated as and are effective as hedges, in accordance with accounting principles generally accepted in the United States. If the underlying hedged transaction ceases to exist, all changes in fair value of the related derivatives that have not been settled are recognized in current earnings. The Company does not enter into derivative financial instruments for

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

1. Significant Accounting Policies (Continued)

trading purposes and is not a party to leveraged derivatives. Cash flows from short-term forward exchange contracts not designated as hedges are classified as a financing activity. Cash flows of commodity futures contracts are classified as operating activities.

        Fair Value Measurements    Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Generally accepted accounting principles defines a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

  Level 1:    Observable inputs such as quoted prices in active markets;

  Level 2:    Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

  Level 3:    Unobservable inputs for which there is little or no market data, which requires the Company to develop assumptions.

        The carrying amounts reported for cash and short-term loans approximate fair value. In addition, carrying amounts approximate fair value for certain long-term debt obligations subject to frequently redetermined interest rates. Fair values for the Company's significant fixed rate debt obligations are generally based on published market quotations.

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

        Reclassifications    Certain reclassifications of prior years' data have been made to conform to the current year presentation.

        New Accounting Standards    In July 2013, the Financial Accounting Standards Board issued guidance related to the presentation of unrecognized tax benefits when net operating loss carryforwards or tax credit carryforwards exist. This new guidance is effective for fiscal years, and interim periods, beginning after December 31, 2013. The Company elected to adopt this standard effective December 31, 2013. The adoption of this standard impacted how the Company presents certain of its unrecognized tax benefits on its balance sheet, with no impact to the results of operations or cash flows.

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

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

1. Significant Accounting Policies (Continued)

Stock Options

        Options granted prior to March 22, 2005, all of which are exercisable, expire following termination of employment or the day after the tenth anniversary date of the option grant.

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

        Financial information regarding the Company's reportable segments is as follows:

	2013	2012	2011
Net sales:
Europe	$2,787	$2,717	$3,052
North America	2,002	1,966	1,929
South America	1,186	1,252	1,226
Asia Pacific	966	1,028	1,059

Reportable segment totals	6,941	6,963	7,266
Other	26	37	92

Net sales	$6,967	$7,000	$7,358

	2013	2012	2011
Segment operating profit:
Europe	$305	$307	$345
North America	307	288	222
South America	204	227	250
Asia Pacific	131	113	83

Reportable segment totals	947	935	900
Items excluded from segment operating profit:
Other	(29)	(25)	(2)
Restructuring, asset impairment and related charges	(119)	(159)	(111)
Gain on China land compensation		61
Charge for goodwill impairment			(641)
Interest income	9	9	11
Interest expense	(219)	(228)	(294)

Earnings (loss) from continuing operations before income taxes	$589	$593	$(137)

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

2. Segment Information (Continued)

	Europe	North America	South America	Asia Pacific	Reportable Segment Totals	Other	Consolidated Totals
Total assets:
2013	$3,509	$1,986	$1,467	$1,150	$8,112	$98	$8,210
2012	3,362	1,986	1,655	1,349	8,352	106	8,458
2011	3,588	2,013	1,682	1,379	8,662	157	8,819
Equity investments:
2013	$84	$25	$—	$155	$264	$51	$315
2012	63	25		165	253	41	294
2011	59	27		181	267	48	315
Equity earnings:
2013	$17	$16	$—	$10	$43	$24	$67
2012	15	16		5	36	28	64
2011	21	9		3	33	33	66
Capital expenditures:
2013	$130	$100	$80	$36	$346	$14	$360
2012	87	68	75	49	279	11	290
2011	127	60	50	37	274	6	280
Depreciation and amortization expense:
2013	$139	$110	$72	$62	$383	$2	$385
2012	150	107	70	70	397	4	401
2011	164	96	73	80	413	2	415

        The Company's net property, plant and equipment by geographic segment are as follows:

	U.S.	Non-U.S.	Total
2013	$651	$1,946	$2,597
2012	624	2,106	2,730
2011	626	2,210	2,836

        The Company's net sales by geographic segment are as follows:

	U.S.	Non-U.S.	Total
2013	$1,809	$5,158	$6,967
2012	1,780	5,220	7,000
2011	1,776	5,582	7,358

        Operations outside the U.S. that accounted for more than 10% of consolidated net sales from continuing operations were in France (2013—11%, 2012—11%, 2011—13%).

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

3. Receivables

        Receivables consist of the following at December 31, 2013 and 2012:

	2013	2012
Trade accounts receivable	$757	$828
Less: allowances for doubtful accounts and discounts	38	40

Net trade receivables	719	788
Other receivables	223	188

	$942	$976

        The Company uses various factoring programs to sell certain receivables to financial institutions as part of managing its cash flows. At December 31, 2013 and 2012, the amount of receivables sold by the Company was $192 million and $141 million, respectively. The Company has no continuing involvement with the sold receivables.

4. Inventories

        Major classes of inventory are as follows:

	2013	2012
Finished goods	$958	$957
Raw materials	113	137
Operating supplies	46	45

	$1,117	$1,139

5. Equity Investments

        Summarized information pertaining to the Company's equity associates follows:

	2013	2012	2011
For the year:
Equity in earnings:
Non-U.S.	$27	$20	$24
U.S.	40	44	42

Total	$67	$64	$66

Dividends received	$67	$50	$50

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

5. Equity Investments (Continued)

        Summarized combined financial information for equity associates is as follows (unaudited):

	2013	2012
At end of year:
Current assets	$419	$327
Non-current assets	528	496

Total assets	947	823
Current liabilities	224	195
Other liabilities and deferred items	193	158

Total liabilities and deferred items	417	353

Net assets	$530	$470

	2013	2012	2011
For the year:
Net sales	$699	$658	$689

Gross profit	$185	$191	$215

Net earnings	$149	$143	$174

        The Company's significant equity method investments include: (1) 50% of the common shares of Vetri Speciali SpA, a specialty glass manufacturer; (2) a 25% partnership interest in Tata Chemical (Soda Ash) Partners, a soda ash supplier; (3) a 50% partnership interest in Rocky Mountain Bottle Company, a glass container manufacturer; (4) a 50% partnership interest in BJC O-I Glass Pte. Ltd., a glass container manufacturer; and (5) 50% of the common shares of Vetrerie Meridionali SpA ("VeMe"), a glass container manufacturer. During the fourth quarter of 2013, changes were made to the VeMe joint venture agreement that resulted in the Company relinquishing control of the joint venture and, therefore, deconsolidating the entity. No gain or loss was recognized related to the deconsolidation as the fair value of the entity was equal to the carrying amount of the entity's assets and liabilities. The fair value, which the Company classified as Level 3 in the fair value hierarchy, was computed using a discounted cash flow analysis based on projected future cash flows of the joint venture.

        There is a difference of approximately $13 million as of December 31, 2013 between the amount at which certain investments are carried and the amount of underlying equity in net assets. The portion of the difference related to inventory or amortizable assets is amortized as a reduction of the equity earnings. The remaining difference is considered goodwill.

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

6. Goodwill

        The changes in the carrying amount of goodwill for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Europe	North America	South America	Asia Pacific	Other	Total
Balance as of January 1, 2011	$1,009	$743	$387	$677	$5	$2,821
Acquisitions	8					8
Impairment charge				(641)		(641)
Translation effects	(34)	(3)	(33)	(36)		(106)

Balance as of December 31, 2011	983	740	354	—	5	2,082
Translation effects	23	3	(29)			(3)

Balance as of December 31, 2012	1,006	743	325	—	5	2,079
Translation effects	38	(9)	(49)			(20)

Balance as of December 31, 2013	$1,044	$734	$276	$—	$5	$2,059

        Goodwill for the Asia Pacific segment is net of accumulated impairment losses of $1,135 million as of December 31, 2013, 2012 and 2011.

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

        During the fourth quarter of 2013, the Company completed its annual impairment testing and determined that no impairment existed. During the fourth quarter of 2011, the Company completed its annual impairment testing and determined that impairment existed in the goodwill of its Asia Pacific segment. Lower projected cash flows, principally in the segment's Australian operations, caused the decline in the business enterprise value. The strong Australian dollar in 2011 resulted in many wine producers in the country exporting their wine in bulk shipments and bottling the wine closer to their end markets. This decreased the demand for wine bottles in Australia, which was a significant portion of the Company's sales in that country, and the Company expects this decreased demand to continue into the foreseeable future. Following a review of the valuation of the segment's identifiable assets, the Company recorded an impairment charge of $641 million to reduce the reported value of its goodwill.

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

7. Other Assets

        Other assets consisted of the following at December 31, 2013 and 2012:

	2013	2012
Deferred tax asset	$235	$282
Capitalized software	39	40
Deferred returnable packaging costs	124	96
Non-income tax receivable	70	20
Deferred finance fees	32	39
Intangibles	23	28
Other	63	79

	$586	$584

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

Commodity Futures Contracts Designated as Cash Flow Hedges

        In North America, the Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows. The Company continually evaluates the natural gas market and related price risk and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements. The majority of the sales volume in North America is tied to customer contracts that contain provisions that pass the price of natural gas to the customer. In certain of these contracts, the customer has the option of fixing the natural gas price component for a specified period of time. At December 31, 2013 and 2012, the Company had entered into commodity futures contracts covering approximately 5,400,000 MM BTUs and 7,000,000 MM BTUs, respectively, primarily related to customer requests to lock the price of natural gas.

        The Company accounts for the above futures contracts as cash flow hedges at December 31, 2013 and recognizes them on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owners' equity ("OCI") and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. An unrecognized gain of $1 million at December 31, 2013 and an unrecognized loss of $1 million at December 31, 2012 related to the commodity futures contracts were included in Accumulated OCI, and will be reclassified into earnings over the next twelve to twenty-four months. Any material portion of the change in the fair value of a derivative designated as a cash flow

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

8. Derivative Instruments (Continued)

hedge that is deemed to be ineffective is recognized in current earnings. The ineffectiveness related to these natural gas hedges for the year ended December 31, 2013 and 2012 was not material.

        The effect of the commodity futures contracts on the results of operations for the years ended December 31, 2013, 2012 and 2011 is as follows:

Amount of Gain (Loss) Recognized in OCI on Commodity Futures Contracts (Effective Portion)			Amount of Loss Reclassified from Accumulated OCI into Income (reported in cost of goods sold) (Effective Portion)
2013	2012	2011	2013	2012	2011
$1	$(3)	$(10)	$(1)	$(8)	$(7)

Senior Notes Designated as Net Investment Hedge

        During December 2004, the Company issued senior notes totaling €225 million. These notes were designated by the Company's subsidiary as a hedge of a portion of its net investment in a non-U.S. subsidiary with a Euro functional currency. Because the amount of the senior notes matched the hedged portion of the net investment, there was no hedge ineffectiveness. Accordingly, the Company recorded the impact of changes in the foreign currency exchange rate on the Euro-denominated notes in OCI. The amount of loss recognized in OCI related to this net investment hedge for the year ended December 31, 2011 was $25 million. During the second quarter of 2011, the senior notes designated as the net investment hedge were redeemed by the Company. The amount recorded in OCI related to this net investment hedge will be reclassified into earnings when the Company sells or liquidates its net investment in the non-U.S. subsidiary.

Forward Exchange Contracts not Designated as Hedging Instruments

        The Company may enter into short-term forward exchange or option agreements to purchase foreign currencies at set rates in the future. These agreements are used to limit exposure to fluctuations in foreign currency exchange rates for significant planned purchases of fixed assets or commodities that are denominated in currencies other than the subsidiaries' functional currency. The Company may also use forward exchange agreements to offset the foreign currency risk for receivables and payables, including intercompany receivables and payables, not denominated in, or indexed to, their functional currencies. The Company records these short-term forward exchange agreements on the balance sheet at fair value and changes in the fair value are recognized in current earnings.

        At December 31, 2013 and 2012, the Company had outstanding forward exchange and option agreements denominated in various currencies covering the equivalent of approximately $550 million and $750 million, respectively, related primarily to intercompany transactions and loans.

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

8. Derivative Instruments (Continued)

        The effect of the forward exchange contracts on the results of operations for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Amount of Gain (Loss) Recognized in Income on Forward Exchange Contracts
Location of Gain (Loss) Recognized in Income on Forward Exchange Contracts
	2013	2012	2011
Other expense	$(28)	$6	$(11)

Balance Sheet Classification

        The Company records the fair values of derivative financial instruments on the balance sheet as follows: (a) receivables if the instrument has a positive fair value and maturity within one year, (b) deposits, receivables, and other assets if the instrument has a positive fair value and maturity after one year, and (c) other accrued liabilities or other liabilities (current) if the instrument has a negative fair value and maturity within one year. The following table shows the amount and classification (as noted above) of the Company's derivatives as of December 31, 2013 and 2012:

	Fair Value
	Balance Sheet Location	2013	2012
Asset Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	a	$1	$—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	a	3	4

Total asset derivatives		$4	$4

Liability Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	c	$—	$1
Derivatives not designated as hedging instruments:
Foreign exchange contracts	c	7	9

Total liability derivatives		$7	$10

9. Restructuring Accruals, Asset Impairments and Other Costs Related to Closed Facilities

        The Company continually reviews its manufacturing footprint and operating cost structure and may decide to close operations or reduce headcount to gain efficiencies, integrate acquired operations and reduce future expenses. The Company incurs costs associated with these actions including employee severance and benefits, other exit costs such as those related to contract terminations, and asset

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

9. Restructuring Accruals, Asset Impairments and Other Costs Related to Closed Facilities (Continued)

impairment charges. The Company also may incur other costs related to closed facilities including environmental remediation, clean up, dismantling and preparation for sale or other disposition.

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

European Asset Optimization

        In 2011, the Company implemented the European Asset Optimization program to increase the efficiency and capability of its European operations and to better align its European manufacturing footprint with market and customer needs. This program involves making additional investments in certain facilities and addressing assets with higher cost structures. As part of this program, the Company recorded charges of $16 million in 2013, $86 million in 2012 and $24 million in 2011 for employee costs, asset impairments and environmental remediation related to decisions to close furnaces and manufacturing facilities in Europe. The Company expects to execute further actions under this program in phases over the next several years.

Asia Pacific Restructuring

        In 2011, the Company implemented a restructuring plan in its Asia Pacific segment, primarily related to aligning its supply base with lower demand in the region. As part of this plan, the Company recorded charges of $49 million, $47 million and $46 million for the years ended 2013, 2012 and 2011, respectively, for employee costs and asset impairments related to furnace closures and additional restructuring activities.

Other Restructuring Actions

        The Company took certain other restructuring actions and recorded charges in 2013 of $16 million for employee costs related to the closure of flat glass operations in South America, $13 million for

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

9. Restructuring Accruals, Asset Impairments and Other Costs Related to Closed Facilities (Continued)

employee costs related to global headcount reduction initiatives and $3 million for miscellaneous other costs. In 2012, the Company recorded charges of $13 million for employee costs and asset impairments related to a decision to close a machine manufacturing facility in the U.S., $7 million for employee costs and asset impairments related to a decision to close a mold shop in South America and $15 million for miscellaneous other costs. In 2011, the Company recorded charges of $13 million related to headcount reductions, primarily in Europe and South America, and $12 million for an asset impairment related to a previously closed facility in Europe.

        The beginning accrual balance for other restructuring actions as of January 1, 2012 primarily relates to the Company's strategic review of its global manufacturing footprint completed in 2010.

        The following table presents information related to restructuring, asset impairment and other costs related to closed facilities:

	European Asset Optimization	Asia Pacific Restructuring	Other Restructuring Actions	Total Restructuring
Balance at January 1, 2012	12	17	73	102
2012 charges	86	47	26	159
Write-down of assets to net realizable value	(30)	(22)	(14)	(66)
Net cash paid, principally severance and related benefits	(16)	(25)	(24)	(65)
Pension charges transferred to other accounts		(11)		(11)
Other, including foreign exchange translation	1		1	2

Balance at December 31, 2012	53	6	62	121
2013 charges	16	49	32	97
Write-down of assets to net realizable value	(3)	(11)	(2)	(16)
Net cash paid, principally severance and related benefits	(37)	(16)	(25)	(78)
Pension charges transferred to other accounts		(6)		(6)
Other, including foreign exchange translation	1	(2)	(5)	(6)

Balance at December 31, 2013	$30	$20	$62	$112

        The restructuring accrual balance represents the Company's estimates of the remaining future cash amounts to be paid related to the actions noted above. As of December 31, 2013, the Company's estimates include approximately $69 million for severance and related benefits costs, $27 million for environmental remediation costs, and $16 million for other exit costs. The 2012 charges include approximately $14 million related to environmental remediation costs at a closed facility in Europe.

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

10. Pension Benefit Plans and Other Postretirement Benefits

Pension Benefit Plans

        The Company participates in OI Inc.'s defined benefit pension plans for substantially all employees located in the United States. Benefits generally are based on compensation for salaried employees and on length of service for hourly employees. OI Inc.'s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements. Independent actuaries determine pension costs for each subsidiary of OI Inc. included in the plans; however, accumulated benefit obligation information and plan assets pertaining to each subsidiary have not been separately determined. As such, the accumulated benefit obligation and the plan assets related to the pension plans for domestic employees have been retained by another subsidiary of OI Inc. Net expense to results of operations for the Company's allocated portion of the domestic pension costs amounted to $48 million in 2013, $20 million in 2012 and $37 million in 2011.

        OI Inc. also sponsors several defined contribution plans for all salaried and hourly U.S. employees of the Company. Participation is voluntary and participants' contributions are based on their compensation. OI Inc. matches contributions of participants, up to various limits, in substantially all plans. OI Inc. charges the Company for its share of the match. The Company's share of the contributions to these plans amounted to $7 million in 2013, $6 million in 2012 and $7 million in 2011.

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

        The changes in the non-U.S. pension plans benefit obligations for the year were as follows:

	2013	2012
Obligations at beginning of year	$1,911	$1,553
Change in benefit obligations:
Service cost	33	26
Interest cost	72	77
Actuarial (gain) loss, including the effect of change in discount rates	(1)	293
Curtailment and plan amendment	(52)
Participant contributions	7	7
Benefit payments	(101)	(101)
Other	(4)
Foreign currency translation	1	56

Net change in benefit obligations	(45)	358

Obligations at end of year	$1,866	$1,911

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

10. Pension Benefit Plans and Other Postretirement Benefits (Continued)

        The changes in the fair value of the non-U.S. pension plans' assets for the year were as follows:

	2013	2012
Fair value at beginning of year	$1,527	$1,325
Change in fair value:
Actual gain on plan assets	61	118
Benefit payments	(101)	(101)
Employer contributions	92	110
Participant contributions	7	7
Foreign currency translation	(5)	43
Other	(3)	25

Net change in fair value of assets	51	202

Fair value at end of year	$1,578	$1,527

        The funded status of the non-U.S. pension plans at year end was as follows:

	2013	2012
Plan assets at fair value	$1,578	$1,527
Projected benefit obligations	1,866	1,911

Plan assets less than projected benefit obligations	(288)	(384)
Items not yet recognized in pension expense:
Actuarial loss	488	534
Prior service credit	(25)	(9)

	463	525

Net amount recognized	$175	$141

        The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2013 and 2012 as follows:

	2013	2012
Pension assets	$22	$—
Current pension liability, included with Other accrued liabilities	(6)	(7)
Pension benefits	(304)	(377)
Accumulated other comprehensive loss	463	525

Net amount recognized	$175	$141

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

10. Pension Benefit Plans and Other Postretirement Benefits (Continued)

        The following changes in plan assets and benefit obligations were recognized in accumulated other comprehensive income at December 31, 2013 and 2012 as follows (amounts are pretax):

	2013	2012
Current year actuarial loss	$28	$239
Amortization of actuarial loss	(28)	(22)
Amortization of prior service credit	1
Curtialment and plan amendment	(52)
Settlement	(6)	(11)

	(57)	206
Translation	(5)	17

	$(62)	$223

        The accumulated benefit obligation for all defined benefit pension plans was $1,790 million and $1,729 million at December 31, 2013 and 2012, respectively.

        The components of the non-U.S. pension plans' net pension expense were as follows:

	2013	2012	2011
Service cost	$33	$26	$24
Interest cost	72	77	83
Expected asset return	(91)	(87)	(86)
Curtailment (gain) loss
Amortization:
Actuarial loss	28	22	24
Prior service credit	(1)		(1)

Net amortization	27	22	23

Net expense	$41	$38	$44

        The non-U.S. pension expense excludes $6 million and $11 million of pension settlement costs that were recorded in restructuring expense in 2013 and 2012, respectively.

        Amounts that are expected to be amortized from accumulated other comprehensive income into net pension expense during 2014:

Amortization:
Actuarial loss	$22
Prior service cost	(3)

Net amortization	$19

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

10. Pension Benefit Plans and Other Postretirement Benefits (Continued)

        The following information is for plans with projected and accumulated benefit obligations in excess of the fair value of plan assets at year end:

	Projected Benefit Obligation Exceeds Fair Value of Plan Assets		Accumulated Benefit Obligation Exceeds Fair Value of Plan Assets
	2013	2012	2013	2012
Projected benefit obligations	$1,588	$1,911	$1,588	$1,172
Accumulated benefit obligation	1,537	1,729	1,537	1,090
Fair value of plan assets	1,278	1,527	1,278	858

        The weighted average assumptions used to determine benefit obligations were as follows:

	2013	2012
Discount rate	4.14%	3.89%
Rate of compensation increase	3.31%	3.08%

        The weighted average assumptions used to determine net periodic pension costs were as follows:

	2013	2012	2011
Discount rate	3.89%	4.75%	5.28%
Rate of compensation increase	3.08%	3.23%	3.49%
Expected long-term rate of return on assets	6.34%	6.24%	6.44%

        Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases as presented above. Amortization included in net pension expense is based on the average remaining service of employees.

        For 2013, the Company's weighted average expected long-term rate of return on assets was 6.34% . In developing this assumption, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions. The Company also considered its historical 10-year average return (through December 31, 2012), which was in line with the expected long-term rate of return assumption for 2013.

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

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

10. Pension Benefit Plans and Other Postretirement Benefits (Continued)

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

        The following table sets forth by level, within the fair value hierarchy, the Company's pension plan assets at fair value as of December 31, 2013 and 2012:

	2013			2012
							Target Allocation
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents	$39	$6	$—	$36	$20	$—
Equity securities	387	210		367	173		45 - 55%
Debt securities	752	116	2	714	113	3	40 - 50%
Real estate			6			15	0 - 10%
Other	13	47		18	68		0 - 10%

Total assets at fair value	$1,191	$379	$8	$1,135	$374	$18

        The following is a reconciliation of the Company's pension plan assets recorded at fair value using significant unobservable inputs (Level 3):

	2013	2012
Beginning balance	$18	$16
Net increase (decrease)	(10)	2

Ending balance	$8	$18

        The net increase (decrease) in the fair value of the Company's Level 3 pension plan assets is primarily due to purchases and sales of unlisted real estate funds. The change in the fair value of Level 3 pension plan assets due to actual return on those assets was immaterial in 2013.

        In order to maintain minimum funding requirements, the Company is required to make contributions to its non-U.S. defined benefit pension plans of approximately $30 million in 2014.

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

10. Pension Benefit Plans and Other Postretirement Benefits (Continued)

        The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)
2014	$82
2015	85
2016	86
2017	87
2018	90
2019 - 2023	487

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

        The Company's net periodic postretirement benefit cost, as allocated by OI Inc., for domestic employees was $3 million, $6 million, and $6 million at December 31, 2013, 2012, and 2011, respectively.

        The Company's subsidiaries in Canada also have postretirement benefit plans covering substantially all employees. The following tables relate to the Company's postretirement benefit plans in Canada.

        The changes in the postretirement benefit obligations for the year were as follows:

	2013	2012
Obligations at beginning of year	$102	$95
Change in benefit obligations:
Service cost	1	1
Interest cost	4	4
Actuarial (gain) loss, including the effect of changing discount rates	(7)	3
Benefit payments	(4)	(3)
Foreign currency translation	(6)	2

Net change in benefit obligations	(12)	7

Obligations at end of year	$90	$102

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

10. Pension Benefit Plans and Other Postretirement Benefits (Continued)

        The funded status of the postretirement benefit plans at year end was as follows:

	2013	2012
Postretirement benefit obligations	$(90)	$(102)
Items not yet recognized in net postretirement benefit cost:
Actuarial (gain) loss	(2)	5

Net amount recognized	$(92)	$(97)

        The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2013 and 2012 as follows:

	2013	2012
Current nonpension postretirement benefit, included with Other accrued liabilities	$(4)	$(4)
Nonpension postretirement benefits	(86)	(98)
Accumulated other comprehensive loss	(2)	5

Net amount recognized	$(92)	$(97)

        The following changes in benefit obligations were recognized in accumulated other comprehensive income at December 31, 2013 and 2012 as follows (amounts are pretax):

	2013	2012
Current year actuarial (gain) loss	$(7)	$3

        The components of the net postretirement benefit cost for the year were as follows:

	2013	2012	2011
Service cost	$1	$1	$1
Interest cost	4	4	4

Net postretirement benefit cost	$5	$5	$5

        The weighted average discount rates used to determine the accumulated postretirement benefit obligation and net postretirement benefit cost were as follows:

	2013	2012	2011
Accumulated post retirement benefit obligation	4.47%	3.89%	4.13%
Net postretirement benefit cost	3.89%	4.13%	5.02%

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

10. Pension Benefit Plans and Other Postretirement Benefits (Continued)

        The weighted average assumed health care cost trend rates at December 31 were as follows:

	2013	2012
Health care cost trend rate assumed for next year	5.00%	6.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2014	2014

        Assumed health care cost trend rates affect the amounts reported for the postretirement benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost	$1	$(1)
Effect on accumulated postretirement benefit obligations	15	(12)

        Amortization included in net postretirement benefit cost is based on the average remaining service of employees.

        The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)
2014	$4
2015	4
2016	4
2017	5
2018	5
2019 - 2023	25

        Benefits provided by OI Inc. for certain hourly retirees of the Company are determined by collective bargaining. Most other domestic hourly retirees receive health and life insurance benefits from a multi-employer trust established by collective bargaining. Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $6 million in each of the years 2013, 2012, and 2011. Postretirement health and life benefits for retirees of foreign subsidiaries are generally provided through the national health care programs of the countries in which the subsidiaries are located.

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

11. Income Taxes

        The provision (benefit) for income taxes was calculated based on the following components of earnings (loss) before income taxes:

Continuing operations	2013	2012	2011
U.S.	$340	$297	$282
Non-U.S.	249	296	(419)

	$589	$593	$(137)

Discontinued operations	2013	2012	2011
U.S.	$—	$—	$—
Non-U.S.	(10)	(5)	(2)

	$(10)	$(5)	$(2)

        The provision (benefit) for income taxes consists of the following:

	2013	2012	2011
Current:
U.S.	$7	$—	$(8)
Non-U.S.	116	117	139

	123	117	131

Deferred:
U.S.		10	9
Non-U.S.	(3)	(13)	(53)

	(3)	(3)	(44)

Total:
U.S.	7	10	1
Non-U.S.	113	104	86

Total	$120	$114	$87

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

11. Income Taxes (Continued)

        A reconciliation of the provision for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows:

	2013	2012	2011
Tax provision on pretax earnings (loss) from continuing operations at statutory U.S. Federal tax rate	$206	$208	$(48)
Increase (decrease) in provision for income taxes due to:
Differences in income taxes on foreign earnings, losses and remittances	(29)	(5)	(13)
Goodwill impairment			224
U.S. tax consolidation benefit	(51)	(54)	(58)
Changes in valuation allowance	(1)	(46)	(18)
Tax audits and settlements	1	(1)	3
Other items	(6)	12	(3)

Provision for income taxes	$120	$114	$87

        Deferred income taxes reflect: (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes; and (2) carryovers and credits for income tax purposes.

        Significant components of the Company's deferred tax assets and liabilities at December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets:
Accrued postretirement benefits	$23	$27
Foreign tax credit	356	354
Operating and capital loss carryovers	350	373
Other credit carryovers	29	29
Accrued liabilities	70	72
Pension liability	47	74
Other	60	66

Total deferred tax assets	935	995
Deferred tax liabilities:
Property, plant and equipment	117	113
Exchangeable notes	10	19
Intangibles	27	12
Other	65	84

Total deferred tax liabilities	219	228
Valuation allowance	(651)	(610)

Net deferred taxes	$65	$157

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

11. Income Taxes (Continued)

        Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2013 and 2012 as follows:

	2013	2012
Prepaid expenses	$62	$62
Other assets	235	282
U.S. and foreign income taxes		(5)
Deferred taxes	(232)	(182)

Net deferred taxes	$65	$157

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

        In certain foreign jurisdictions, the Company's analysis indicates that it has cumulative losses in recent years. This is considered significant negative evidence which is objective and verifiable and, therefore, difficult to overcome. However, the cumulative loss position is not solely determinative and, accordingly, the Company considers all other available positive and negative evidence in its analysis. Based on its analysis, the Company has recorded a valuation allowance for the portion of deferred tax assets where based on the weight of available evidence it is unlikely to realize those deferred tax assets.

        At December 31, 2013, before valuation allowance, the Company had unused foreign tax credits of $356 million expiring in 2017 through 2022, research tax credit of $20 million expiring from 2014 to 2033, and alternative minimum tax credits of $9 million which do not expire and which will be available to offset future U.S. Federal income tax. Approximately $164 million of the deferred tax assets related to operating and capital loss carryforwards can be carried over indefinitely, with the remaining $186 million expiring between 2014 and 2030.

        At December 31, 2013, the Company's equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $3.2 billion. The Company intends to reinvest these earnings indefinitely in the non-U.S. operations and has not distributed any of these earnings to the U.S. in 2013, 2012 or 2011. It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed. Deferred taxes are provided for earnings of non-U.S. jurisdictions when the Company plans to remit those earnings.

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

        The Company has recognized tax benefits as a result of incentives in certain non-U.S. jurisdictions which expire between 2014 and 2016.

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

11. Income Taxes (Continued)

        The Company records a liability for unrecognized tax benefits related to uncertain tax positions. The Company accrues interest and penalties associated with unrecognized tax benefits as a component of its income tax expense. The following is a reconciliation of the Company's total gross unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Balance at January 1	$97	$125	$143
Additions and reductions for tax positions of prior years	(3)	8	(15)
Additions based on tax positions related to the current year	9	7	30
Reductions due to the lapse of the applicable statute of limitations	(2)	(21)	(8)
Reductions due to settlements		(26)	(18)
Foreign currency translation	(1)	4	(7)

Balance at December 31	$100	$97	$125

Unrecognized tax benefits, which if recognized, would impact the Company's effective income tax rate	$92	$89	$114

Accrued interest and penalties at December 31	$35	$33	$49

Interest and penalties included in tax expense for the years ended December 31	$1	$(6)	$18

        Based upon the outcome of tax examinations, judicial proceedings, or expiration of statute of limitations, it is reasonably possible that the ultimate resolution of these unrecognized tax benefits may result in a payment that is materially different from the current estimate of the tax liabilities. The Company believes that it is reasonable possible that the estimated liability could decrease up to $20 million within the next 12 months. This is primarily the result of audit settlements or statute expirations in several taxing jurisdictions.

        The Company is currently under examination in various tax jurisdictions in which it operates, including Argentina, Australia, Ecuador, Germany, and Italy. The years under examination range from 2005 through 2012. The Company believes that there are no jurisdictions in which the outcome of unresolved issues or claims is likely to be material to the Company's results of operations, financial position or cash flows. The Company further believes that adequate provisions for all income tax uncertainties have been made. During 2013, the Company concluded audits in several jurisdictions, including Czech Republic, France, New Zealand, Peru, Poland, Spain and the United Kingdom.

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

12. External Debt

        The following table summarizes the external long-term debt of the Company at December 31, 2013 and 2012:

	2013	2012
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$—
Term Loans:
Term Loan A		53
Term Loan B	405	525
Term Loan C (81 million CAD at December 31, 2013)	76	102
Term Loan D (€85 million at December 31, 2013)	117	163
Senior Notes:
3.00%, Exchangeable, due 2015	617	642
7.375%, due 2016	593	591
6.875%, due 2017 (€300 million)		396
6.75%, due 2020 (€500 million)	690	660
4.875%, due 2021 (€330 million)	455
Other	45	80

Total long-term debt	2,998	3,212
Less amounts due within one year	15	22

Long-term debt	$2,983	$3,190

        On May 19, 2011, the Company entered into the Secured Credit Agreement (the "Agreement"). At December 31, 2013, the Agreement included a $900 million revolving credit facility, a $405 million term loan, an 81 million Canadian dollar term loan, and a €85 million term loan, each of which has a final maturity date of May 19, 2016. During 2013, the Company repaid 51 million Australian dollars on Term Loan A, $120 million on Term Loan B, 20 million Canadian dollars on Term Loan C and €39 million on Term Loan D under the Agreement. At December 31, 2013, the Company had unused credit of $816 million available under the Agreement.

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

        The Leverage Ratio also determines pricing under the Agreement. The interest rate on borrowings under the Agreement is, at the Company's option, the Base Rate or the Eurocurrency Rate, as defined in the Agreement. These rates include a margin linked to the Leverage Ratio. The margins range from 1.25% to 2.00% for Eurocurrency Rate loans and from 0.25% to 1.00% for Base Rate loans. In addition, a facility fee is payable on the revolving credit facility commitments ranging from 0.25% to 0.50% per annum linked to the Leverage Ratio. The weighted average interest rate on borrowings outstanding under the Agreement at December 31, 2013 was 2.12%. As of December 31, 2013, the Company was in compliance with all covenants and restrictions in the Agreement. In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

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

        During March 2013, the Company issued senior notes with a face value of €330 million due March 31, 2021. The notes bear interest at 4.875% and are guaranteed by substantially all of the Company's domestic subsidiaries. The net proceeds, after deducting debt issuance costs, totaled approximately $418 million.

        During March 2013, the Company discharged, in accordance with the indenture, all €300 million of the 6.875% senior notes due 2017. The Company recorded $11 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees.

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

12. External Debt (Continued)

significant change in the ownership or structure of the Company or OI Inc., such as a recapitalization or reclassification of OI Inc.'s common stock, a merger or consolidation involving the Company or the sale or conveyance to another person of all or substantially all of the property and assets of the Company and its subsidiaries substantially as an entirety.

        Prior to March 1, 2015, the 2015 Exchangeable Notes may be exchanged only if (1) the price of OI Inc.'s common stock exceeds $61.71 (130% of the exchange price) for a specified period of time, (2) the trading price of the 2015 Exchangeable Notes falls below 98% of the average exchange value of the 2015 Exchangeable Notes for a specified period of time (trading price was 139% of exchange value at December 31, 2012), or (3) upon the occurrence of specified corporate transactions. The 2015 Exchangeable Notes may be exchanged without restrictions on or after March 1, 2015. As of December 31, 2013, the 2015 Exchangeable Notes are not exchangeable by the holders.

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

        During 2013, the Company repurchased $46 million of the 2015 Exchangeable Notes. The amount by which the cash paid exceeded the fair value of the notes repurchased was recorded as a reduction to share owners' equity. The Company recorded $3 million of additional interest charges for the loss on debt extinguishment and the related write-off of unamortized finance fees.

        The carrying values of the liability and equity components at December 31, 2013 and 2012 are as follows:

	2013	2012
Principal amount of exchangeable notes	$644	$690
Unamortized discount on exchangeable notes	27	48

Net carrying amount of liability component	$617	$642

Carrying amount of equity component	$92	$93

        The debt discount is being amortized over the life of the 2015 Exchangeable Notes. The amount of interest expense recognized on the 2015 Exchangeable Notes for the years ended December 31, 2013 and 2012 is as follows:

	2013	2012
Contractual coupon interest	$20	$21
Amortization of discount on exchangeable notes	18	18

Total interest expense	$38	$39

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

12. External Debt (Continued)

        During 2011, the Company recorded additional interest charges of $25 million for note repurchase premiums and the related write-off of unamortized finance fees related to debt that was repaid prior to maturity.

        The Company has a €215 million European accounts receivable securitization program, which extends through September 2016, subject to annual renewal of backup credit lines. Information related to the Company's accounts receivable securitization program as of December 31, 2013 and 2012 is as follows:

	2013	2012
Balance (included in short-term loans)	$276	$264
Weighted average interest rate	1.41%	1.33%

        As of December 31, 2013, the Company has capital lease obligations of $24 million included in other in the long-term debt table above.

        Annual maturities for all of the Company's long-term debt through 2018 are as follows: 2014, $15 million; 2015, $983 million; 2016, $876 million; 2017, $2 million; and 2018, $3 million.

        Fair values at December 31, 2013, of the Company's significant fixed rate debt obligations are as follows:

	Principal Amount	Indicated Market Price	Fair Value
Senior Notes:
3.00%, Exchangeable, due 2015	$644	104.71	$674
7.375%, due 2016	600	112.76	677
6.75%, due 2020 (€500 million)	690	116.50	804
4.875%, due 2021 (€330 million)	455	105.04	478

13. Contingencies

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

13. Contingencies (Continued)

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

        The Company is presently unable to predict the duration, scope or result of an investigation by the SEC, if any, or whether the SEC will commence any legal action. The SEC has a broad range of civil sanctions under the FCPA and other laws and regulations including, but not limited to, injunctive relief, disgorgement, penalties, and modifications to business practices. The Company could also be subject to investigation and sanctions outside the United States. While the Company is currently unable to quantify the impact of any potential sanctions or remedial measures, it does not expect such actions will have a material adverse effect on the Company's liquidity, results of operations or financial condition.

        The Company received a non-income tax assessment from a foreign tax authority for approximately $90 million (including penalties and interest). The Company challenged this assessment, but the tax authority's position was upheld in court. The Company strongly disagrees with this ruling and believes it to be contradictory to other court rulings in the Company's favor. Although the Company cannot predict the ultimate outcome of this case, it believes that it is probable that the tax authority's assessment will be overturned by a higher court, and therefore, the Company has not established an accrual. In order to contest the lower court rulings, legal rules require the Company to deposit the amount of the tax assessment, which will be remitted in monthly installments over the next twenty-four months. A favorable ruling by the higher court will result in a return to the Company of amounts paid. An unfavorable ruling will result in the forfeiture of the deposit, a charge of approximately $60 million and a non-income tax refund of $30 million. As of December 31, 2013, the Company has made installment payments totaling $43 million, which is included in Other assets on the balance sheet.

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

14. Accumulated Other Comprehensive Income

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

Tabular data dollars in millions

14. Accumulated Other Comprehensive Income (Continued)

        The following table lists the beginning balance, annual activity and ending balance of each component of accumulated other comprehensive income (loss):

	Net Effect of Exchange Rate Fluctuations	Change in Certain Derivative Instruments		Employee Benefit Plans	Total Accumulated Other Comprehensive Loss
Balance on January 1, 2013	$455	$(1)		$(402)	$52
Change before reclassifications	(226)	1		35	(190)
Amounts reclassified from accumulated other comprehensive income		1	(a)	33 (b)	34
Tax effect				(33)	(33)

Other comprehensive income attributable to the Company	(226)	2		35	(189)

Balance on December 31, 2013	$229	$1		$(367)	$(137)

(a)
Amount is included in Cost of goods sold on the Consolidated Results of Operations (see Note 8 for additional information).

(b)
Amount is included in the computation of net periodic pension cost and net postretirement benefit cost (see Note 10 for additional information).

15. Other Expense

        Other expense for the year ended December 31, 2013 included the following:

  •
  The Company recorded charges totaling $97 million for restructuring, asset impairment and related charges. See Note 9 for additional information.

  •
  The Company recorded charges totaling $22 million for asset impairment related to the Company's operations in Argentina, due primarily to macroeconomic issues in that country. The Company wrote down the value of these assets to the extent their carrying amounts exceeded fair value. The fair value of the assets was computed based on estimated future cash flows. The Company classified the significant assumptions used to determine the fair value of the impaired assets, which was not material, as Level 3 in the fair value hierarchy.

  •
  Aggregate foreign currency exchange losses included in other expense were $9 million in 2013.

        Other expense for the year ended December 31, 2012 included the following:

  •
  The Company recorded charges totaling $159 million for restructuring, asset impairment and related charges. See Note 9 for additional information.

  •
  During the fourth quarter of 2012, the Company recorded a gain of $61 million related to cash received from the Chinese government as compensation for land in China that the Company was required to return to the government.

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

15. Other Expense (Continued)

  •
  Aggregate foreign currency exchange losses included in other expense were $8 million in 2012.

        Other expense for the year ended December 31, 2011 included the following:

  •
  The Company recorded charges totaling $94 million for restructuring, asset impairment and related charges. See Note 9 for additional information.

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

  •
  The Company recorded a goodwill impairment charge of $641 million related to its Asia Pacific segment. See Note 6 for additional information.

  •
  Aggregate foreign currency exchange losses included in other expense were $6 million in 2011.

16. Operating Leases

        Rent expense attributable to all warehouse, office buildings, and equipment operating leases was $53 million in 2013, $69 million in 2012, and $84 million in 2011. Minimum future rentals under operating leases are as follows: 2014, $46 million; 2015, $33 million; 2016, $27 million; 2017, $23 million; 2018, $18 million; and 2019 and thereafter, $42 million.

17. Supplemental Cash Flow Information

        Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

	2013	2012	2011
Decrease (increase) in current assets:
Receivables	$19	$206	$(138)
Inventories	(29)	(74)	(100)
Prepaid expenses	6	(1)	(30)
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	126	(83)	185
Salaries and wages	(5)	19	2
U.S. and foreign income taxes	7	(76)	7

	$124	$(9)	$(74)

        Interest paid in cash, including note repurchase premiums, aggregated $185 million for 2013, $223 million for 2012, and $253 million for 2011.

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

17. Supplemental Cash Flow Information (Continued)

        Income taxes paid in cash were as follows:

	2013	2012	2011
U.S.	$—	$—	$1
Non-U.S.	128	132	111

	$128	$132	$112

18. Business Combinations

        On August 1, 2011, the Company completed the acquisition of Verrerie du Languedoc SAS, a single-furnace glass container plant in Vergeze, France. The Vergeze plant is located near the Nestle Waters' Perrier bottling facility and has a long-standing supply relationship with Nestle Waters.

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

        Since the issuance of the decree, the Company has cooperated with the Venezuelan government, as it is compelled to do under Venezuelan law, to provide for an orderly transition while ensuring the safety and well-being of the employees and the integrity of the production facilities. The Company has been engaged in negotiations with the Venezuelan government in relation to certain aspects of the expropriation, including the compensation payable by the government as a result of its expropriation. On September 26, 2011, the Company, having been unable to reach an agreement with the Venezuelan government regarding fair compensation, commenced an arbitration against Venezuela through the World Bank's International Centre for Settlement of Investment Disputes. The Company is unable at this stage to predict the amount, or timing of receipt, of compensation it will ultimately receive, and will record any such compensation as a gain from discontinued operations when received.

        The loss from discontinued operations of $10 million for the year ended December 31, 2013 represents ongoing costs related to the Venezuela expropriation.

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

        The following information summarizes the Company's significant related party transactions:

	Years ended December 31,
	2013	2012	2011
Revenues:
Sales to affiliated companies	$—	$—	$—

Expenses:
Administrative services	$2	$3	$5
Corporate management fee	80	115	104

Total expenses	$82	$118	$109

        The above expenses are recorded in the results of operations as follows:

	Years ended December 31,
	2013	2012	2011
Cost of goods sold	$—	$1	$1
Selling, general and adminstrative expenses	82	117	108

Total expenses	$82	$118	$109

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OWENS-ILLINOIS, INC.
(Registrant)
By:	/s/ JAMES W. BAEHREN James W. Baehren Attorney-in-fact

Date: February 13, 2014

 Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Owens-Illinois, Inc. and in the capacities and on the dates indicated.

Signatures	Title

Albert P. L. Stroucken	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer); Director
Stephen P. Bramlage, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial Officer; Principal Accounting Officer)
Gary F. Colter	Director
Jay L. Geldmacher	Director
Peter S. Hellman	Director
Anastasia D. Kelly	Director
John J. McMackin, Jr.	Director
Hari N. Nair	Director
Hugh H. Roberts	Director
Helge H. Wehmeier	Director
Dennis K. Williams	Director
Thomas L. Young	Director

	By:	/s/ JAMES W. BAEHREN James W. Baehren Attorney-in-fact
Date: February 13, 2014

 INDEX TO FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule of Owens-Illinois, Inc. and Subsidiaries:

        For the years ended December 31, 2013, 2012, and 2011:

PAGE
II—Valuation and Qualifying Accounts (Consolidated)	S-1

OWENS-ILLINOIS, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (CONSOLIDATED)
Years ended December 31, 2013, 2012, and 2011
(Millions of Dollars)

        Reserves deducted from assets in the balance sheets:

Allowances for losses and discounts on receivables

		Additions
	Balance at beginning of period	Charged to costs and expenses	Other	Deductions (Note 1)	Balance at end of period
2013	$41	$11	$(5)	$(8)	$39

2012	$38	$17	$(5)	$(9)	$41

2011	$40	$8	$(6)	$(4)	$38

(1)
Deductions from allowances for losses and discounts on receivables represent uncollectible notes and accounts written off.

Valuation allowance on net deferred tax assets

	Balance at beginning of period	Charged to income	Charged to other comprehensive income	Foreign currency translation	Other	Balance at end of period
2013	$1,171	$37	$(187)	$(7)	$(24)	$990

2012	$1,176	$(7)	$(10)	$3	$9	$1,171

2011	$1,077	$15	$89	$(1)	$(4)	$1,176

S-1