Form 10-Q
period 2014-03-31
OWENS ILLINOIS INC /DE/
filed 2014-04-30
CIK 812074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2014

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

The number of shares of common stock, par value $.01, of Owens-Illinois, Inc. outstanding as of March 31, 2014 was 165,074,114.

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

The Condensed Consolidated Financial Statements of Owens-Illinois, Inc. (the “Company”) presented herein are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated.  All adjustments are of a normal recurring nature. Because the following unaudited condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions, except per share amounts)

	Three months ended March 31,
	2014	2013
Net sales	$1,639	$1,641
Cost of goods sold	(1,318)	(1,322)
Gross profit	321	319

Selling and administrative expense	(133)	(129)
Research, development and engineering expense	(15)	(15)
Interest expense, net	(54)	(68)
Equity earnings	16	17
Other expense, net	(1)	(7)

Earnings from continuing operations before income taxes	134	117
Provision for income taxes	(27)	(33)

Earnings from continuing operations	107	84
Loss from discontinued operations	(1)	(10)

Net earnings	106	74
Net earnings attributable to noncontrolling interests	(5)	(5)
Net earnings attributable to the Company	$101	$69

Amounts attributable to the Company:
Earnings from continuing operations	$102	$79
Loss from discontinued operations	(1)	(10)
Net earnings	$101	$69

Basic earnings per share:
Earnings from continuing operations	$0.62	$0.48
Loss from discontinued operations	(0.01)	(0.06)
Net earnings	$0.61	$0.42

Weighted average shares outstanding (thousands)	164,760	164,069

Diluted earnings per share:
Earnings from continuing operations	$0.62	$0.48
Loss from discontinued operations	(0.01)	(0.06)
Net earnings	$0.61	$0.42

Weighted average diluted shares outstanding (thousands)	166,165	165,501

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME

(Dollars in millions)

	Three months ended March 31,
	2014	2013
Net earnings	$106	$74
Other comprehensive income:
Foreign currency translation adjustments	32	(32)
Pension and other postretirement benefit adjustments, net of tax	23	45
Change in fair value of derivative instruments	1	4
Other comprehensive income	56	17
Total comprehensive income	162	91
Comprehensive income attributable to noncontrolling interests	(2)	(1)
Comprehensive income attributable to the Company	$160	$90

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	March 31,	December 31,	March 31,
	2014	2013	2013
Assets
Current assets:
Cash and cash equivalents	$201	$383	$359
Receivables	1,078	943	1,047
Inventories	1,204	1,117	1,178
Prepaid expenses	94	107	99

Total current assets	2,577	2,550	2,683

Property, plant and equipment, net	2,634	2,632	2,680
Goodwill	2,059	2,059	2,048
Other assets	1,218	1,178	1,106

Total assets	$8,488	$8,419	$8,517

Liabilities and Share Owners’ Equity
Current liabilities:
Short-term loans and long-term debt due within one year	$331	$322	$347
Current portion of asbestos-related liabilities	150	150	155
Accounts payable	1,074	1,144	904
Other liabilities	527	638	523

Total current liabilities	2,082	2,254	1,929

Long-term debt	3,371	3,245	3,550
Asbestos-related liabilities	283	298	289
Other long-term liabilities	992	1,019	1,594
Share owners’ equity	1,760	1,603	1,155

Total liabilities and share owners’ equity	$8,488	$8,419	$8,517

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in millions)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net earnings	$106	$74
Loss from discontinued operations	1	10
Non-cash charges
Depreciation and amortization	111	107
Pension expense	15	26
Restructuring, asset impairment and related charges		10
Cash payments
Pension contributions	(5)	(7)
Asbestos-related payments	(15)	(17)
Cash paid for restructuring activities	(21)	(34)
Change in components of working capital	(352)	(301)
Other, net (a)	(42)	(2)
Cash utilized in continuing operating activities	(202)	(134)
Cash utilized in discontinued operating activities	(1)	(2)
Total cash utilized in operating activities	(203)	(136)
Cash flows from investing activities:
Additions to property, plant and equipment	(108)	(94)
Other, net	13
Cash utilized in investing activities	(95)	(94)
Cash flows from financing activities:
Changes in borrowings, net	136	160
Issuance of common stock	4	4
Distributions to noncontrolling interests	(19)
Other, net	1	(5)
Cash provided by financing activities	122	159
Effect of exchange rate fluctuations on cash	(6)	(1)
Decrease in cash	(182)	(72)
Cash at beginning of period	383	431
Cash at end of period	$201	$359

(a) Other, net includes other non cash charges plus other changes in non-current assets and liabilities.

See accompanying notes.

OWENS-ILLINOIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tabular data dollars in millions, except per share amounts

1.              Segment Information

The Company has four reportable segments based on its geographic locations:  Europe, North America, South America and Asia Pacific.  These four segments are aligned with the Company’s internal approach to managing, reporting, and evaluating performance of its global glass operations.  Certain assets and activities not directly related to one of the regions or to glass manufacturing are reported with Retained corporate costs and other.  These include licensing, equipment sales, global engineering, and non-glass equity investments.  Retained corporate costs and other also includes certain headquarters administrative and facilities costs and certain incentive compensation and other benefit plan costs that are global in nature and are not allocable to the reportable segments.

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

Financial information for the three-month periods ended March 31, 2014 and 2013 regarding the Company’s reportable segments is as follows:

	2014	2013
Net sales:
Europe	$706	$650
North America	485	469
South America	239	269
Asia Pacific	203	247

Reportable segment totals	1,633	1,635
Other	6	6
Net sales	$1,639	$1,641

	2014	2013
Segment operating profit:
Europe	$87	$59
North America	65	74
South America	41	53
Asia Pacific	25	40
Reportable segment totals	218	226

Items excluded from segment operating profit:
Retained corporate costs and other	(30)	(31)
Restructuring, asset impairment and related charges		(10)
Interest expense, net	(54)	(68)
Earnings from continuing operations before income taxes	$134	$117

Financial information regarding the Company’s total assets is as follows:

	March 31,	December 31,	March 31,
	2014	2013	2013
Total assets:
Europe	$3,585	$3,509	$3,263
North America	2,055	1,995	2,030
South America	1,453	1,467	1,638
Asia Pacific	1,142	1,150	1,294

Reportable segment totals	8,235	8,121	8,225
Other	253	298	292
Consolidated totals	$8,488	$8,419	$8,517

2.  Receivables

Receivables consist of the following:

	March 31,	December 31,	March 31,
	2014	2013	2013
Trade accounts receivable	$911	$757	$903
Less: allowances for doubtful accounts and discounts	39	39	41
Net trade receivables	872	718	862
Other receivables	206	225	185
	$1,078	$943	$1,047

The Company uses various factoring programs to sell certain receivables to financial institutions as part of managing its cash flows. The amount of receivables sold by the Company was $129 million, $192 million, and $116 million at March 31, 2014, December 31, 2013, and March 31, 2013, respectively. The Company has no continuing involvement with the sold receivables.

3.  Inventories

Major classes of inventory are as follows:

	March 31,	December 31,	March 31,
	2014	2013	2013

Finished goods	$1,037	$958	$1,014
Raw materials	121	113	124
Operating supplies	46	46	40

	$1,204	$1,117	$1,178

4. Derivative Instruments

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

Commodity Futures Contracts Designated as Cash Flow Hedges

The significant majority of the Company’s sales volume in North America is tied to customer contracts that contain provisions that pass the price of natural gas to the customer.  In certain of these contracts, the customer has the option of fixing the natural gas price component for a specified period of time. When the customer exercises that option the Company enters into commodity futures contracts for the related natural gas requirements, in order to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows.  At March 31, 2014 and 2013, the Company had entered into commodity futures contracts covering approximately 4,400,000 MM BTUs and 6,200,000 MM BTUs, respectively, primarily related to customer requests to lock the price of natural gas.

The Company accounts for these futures contracts as cash flow hedges and recognizes them on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owners’ equity (“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. An unrecognized gain of $2 million at both March 31, 2014 and 2013 related to the commodity futures contracts was included in Accumulated OCI, and will be reclassified into earnings over the next twelve to twenty-four months.  Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.  The ineffectiveness related to these natural gas hedges for the three months ended March 31, 2014 and 2013 was not material.

The effect of the commodity futures contracts on the results of operations for the three months ended March 31, 2014 and 2013 is as follows:

		Amount of Gain (Loss)
Amount of Gain		Reclassified from
Recognized in OCI on		Accumulated OCI into Income
Commodity Futures Contracts		(reported in Cost of goods sold)
(Effective Portion)		(Effective Portion)
2014	2013	2014	2013

$2	$3	$1	$(1)

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

At March 31, 2014 and 2013, various subsidiaries of the Company had outstanding forward exchange and option agreements denominated in various currencies covering the equivalent of approximately $670 million and $900 million, respectively, related primarily to intercompany transactions and loans.

The effect of the forward exchange contracts on the results of operations for the three months ended March 31, 2014 and 2013 is as follows:

	Amount of Loss
Location of Gain (Loss)	Recognized in Income on
Recognized in Income on	Forward Exchange Contracts
Forward Exchange Contracts	2014	2013

Other expense, net	$(1)	$(3)

Balance Sheet Classification

The Company records the fair values of derivative financial instruments on the balance sheet as follows: (a) receivables if the instrument has a positive fair value and maturity within one year, (b) other assets if the instrument has a positive fair value and maturity after one year, (c) other liabilities (current) if the instrument has a negative fair value and maturity within one year, and (d) other long-term liabilities if the instrument has a negative fair value and maturity after one year.  The following table shows the amount and classification (as noted above) of the Company’s derivatives:

	Balance	Fair Value
	Sheet Location	March 31, 2014	December 31, 2013	March 31, 2013

Asset Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	a	$2	$1	$2

Derivatives not designated as hedging instruments:
Foreign exchange contracts	a	4	3	3
Foreign exchange contracts	c	3		1
Total derivatives not designated as hedging instruments		7	3	4
Total asset derivatives		$9	$4	$6

Liability Derivatives:
Derivatives not designated as hedging instruments:
Foreign exchange contracts	c	$10	$7	$8
Total liability derivatives		$10	$7	$8

5.  Restructuring Accruals

Selected information related to the restructuring accruals for the first three months of 2014 and 2013 is as follows:

	European Asset Optimization	Asia Pacific Restructuring	Other Restructuring Actions	Total Restructuring

Balance at January 1, 2014	$30	$20	$64	$114
Net cash paid, principally severance and related benefits	(2)	(4)	(15)	(21)
Other, including foreign exchange translation	(1)	(4)	(3)	(8)
Balance at March 31, 2014	$27	$12	$46	$85

Balance at January 1, 2013	$53	$6	$64	$123
First quarter 2013 charges	7	2	1	10
Write-down of assets to net realizable value	(2)			(2)
Net cash paid, principally severance and related benefits	(20)	(4)	(10)	(34)
Other, including foreign exchange translation	(1)		(1)	(2)
Balance at March 31, 2013	$37	$4	$54	$95

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

6.  Pension Benefit Plans

The components of the net periodic pension cost for the three months ended March 31, 2014 and 2013 are as follows:

	U.S.		Non-U.S.
	2014	2013	2014	2013
Service cost	$6	$7	$7	$8
Interest cost	27	27	18	17
Expected asset return	(43)	(46)	(22)	(23)

Amortization:
Actuarial loss	18	28	4	8

Net periodic pension cost	$8	$16	$7	$10

The U.S. pension expense excludes $8 million of special termination benefits that were recorded in discontinued operations in 2013.

7.  Income Taxes

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

In the U.S., the Company has experienced cumulative losses in previous years and has recorded a valuation allowance against its deferred tax assets. The Company’s U.S. operations are in a three-year cumulative income position, but this is not solely determinative of the need for a valuation allowance. The Company considered this factor and all other available positive and negative evidence and concluded that it is still more likely than not that the net deferred tax assets in the U.S. will not be realized, and accordingly continued to record a valuation allowance. The evidence considered included the magnitude of the current three-year cumulative income compared to historical losses, expected impact of tax planning strategies, interest rates, and the overall business environment. The Company continues to evaluate its cumulative income position and income trend as well as its future projections of sustained profitability and whether this profitability trend constitutes sufficient positive evidence to support a reversal of the valuation allowance (in full or in part). The amount of the valuation allowance recorded in the U.S. as of December 31, 2013 was $837 million.

8.  Debt

The following table summarizes the long-term debt of the Company:

	March 31,	December 31,	March 31,
	2014	2013	2013
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$150	$—	$126
Term Loans:
Term Loan A			53
Term Loan B	405	405	525
Term Loan C (81 million CAD at March 31, 2014)	74	76	100
Term Loan D (€85 million at March 31, 2014)	116	117	158
Senior Notes:
3.00%, Exchangeable, due 2015	621	617	647
7.375%, due 2016	594	593	591
6.75%, due 2020 (€500 million)	688	690	641
4.875%, due 2021 (€330 million)	454	455	423
Senior Debentures:
7.80%, due 2018	250	250	250
Other	60	58	92
Total long-term debt	3,412	3,261	3,606
Less amounts due within one year	41	16	56
Long-term debt	$3,371	$3,245	$3,550

On May 19, 2011, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  At March 31, 2014, the Agreement included a $900 million revolving credit facility, a $405 million term loan, a 81 million Canadian dollar term loan, and a €85 million term loan, each of which has a final maturity date of May 19, 2016.  At March 31, 2014, the Company’s subsidiary borrowers had unused credit of $660 million available under the Agreement.

The weighted average interest rate on borrowings outstanding under the Agreement at March 31, 2014 was 2.02%.

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

The Company has a €215 million European accounts receivable securitization program, which extends through September 2016, subject to periodic renewal of backup credit lines.  Information related to the Company’s accounts receivable securitization program is as follows:

	March 31,	December 31,	March 31,
	2014	2013	2013

Balance (included in short-term loans)	$253	$276	$241

Weighted average interest rate	1.53%	1.41%	1.38%

The carrying amounts reported for the accounts receivable securitization program, and certain long-term debt obligations subject to frequently redetermined interest rates, approximate fair value.  Fair values for the Company’s significant fixed rate debt obligations are based on published market quotations, and are classified as Level 1 in the fair value hierarchy.

Fair values at March 31, 2014 of the Company’s significant fixed rate debt obligations are as follows:

		Indicated
	Principal	Market	Fair
	Amount	Price	Value
Senior Notes:
3.00%, Exchangeable, due 2015	$644	103.51	$667
7.375%, due 2016	600	111.00	666
6.75%, due 2020 (€500 million)	688	118.33	814
4.875%, due 2021 (€330 million)	454	107.39	488
Senior Debentures:
7.80%, due 2018	250	117.00	293

9.  Contingencies

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

As of March 31, 2014, the Company has determined that it is a named defendant in asbestos lawsuits and claims involving approximately 2,500 plaintiffs and claimants.  Based on an analysis of the lawsuits pending as of December 31, 2013, approximately 80% of plaintiffs either do not specify the monetary damages sought, or in the case of court filings, claim an amount sufficient to invoke the jurisdictional minimum of the trial court.  Approximately 16% of plaintiffs specifically plead damages above the jurisdictional minimum up to, and including, $15 million or less, and 3% of plaintiffs specifically plead damages greater than $15 million but less than $100 million.  Fewer than 1% of plaintiffs specifically plead damages equal to or greater than $100 million.

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

Since receiving its first asbestos claim, the Company as of March 31, 2014, has disposed of the asbestos claims of approximately 393,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $8,700.  Certain of these dispositions have included deferred amounts payable over a number of years.  Deferred amounts payable totaled approximately $24 million at March 31, 2014 ($12 million at December 31, 2013) and are included in the foregoing average indemnity payment per claim.  The Company’s asbestos indemnity payments have varied on a per claim basis, and are expected to continue to vary considerably over time.  As discussed above, a part of the Company’s objective is to achieve, where possible, resolution of asbestos claims pursuant to claims-handling agreements.  Failure of claimants to meet certain medical and product exposure criteria in the Company’s administrative claims handling agreements has generally reduced the number of marginal or suspect claims that would otherwise have been received.  In addition, certain courts and legislatures have reduced or eliminated the number of marginal or suspect claims that the Company otherwise would have received.  These developments generally have had the effect of increasing the Company’s per-claim average indemnity payment over time.

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

The Company’s reported results of operations for 2013 were materially affected by the $145 million fourth quarter charge for asbestos-related costs and asbestos-related payments continue to be substantial.  Any future additional charge would likewise materially affect the Company’s results of operations for the period in which it is recorded. Also, the continued use of significant amounts of cash for asbestos-related costs has affected and may continue to affect the Company’s cost of borrowing and its ability to pursue global or domestic acquisitions. However, the Company believes that its operating cash flows and other sources of liquidity will be sufficient to pay its obligations for asbestos-related costs and to fund its working capital and capital expenditure requirements on a short-term and long-term basis.

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

The Company received a non-income tax assessment from a foreign tax authority for approximately $90 million (including penalties and interest). The Company challenged this assessment, but the tax authority’s position was upheld in court. The Company strongly disagrees with this ruling and believes it to be contradictory to other court rulings in the Company’s favor. Although the Company cannot predict the ultimate outcome of this case, it believes that it is probable that the tax authority’s assessment will be overturned by a higher court, and therefore, the Company has not established an accrual. In order to contest the lower court rulings, legal rules require the Company to deposit the amount of the tax assessment, which will be remitted in monthly installments over the next fifteen months. A favorable ruling by the higher court will result in a return to the Company of amounts paid. An unfavorable ruling will result in the forfeiture of the deposit, a charge of approximately $60 million and a non-income tax refund of $30 million.  As of March 31, 2014, the Company has made installment payments totaling $60 million, which is included in Other assets on the balance sheet.

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

10.  Share Owners’ Equity

The activity in share owners’ equity for the three months ended March 31, 2014 and 2013 is as follows:

	Share Owners’ Equity of the Company
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings (Loss)	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Share Owners’ Equity

Balance on January 1, 2014	$2	$3,040	$(454)	$(11)	$(1,121)	$147	$1,603
Issuance of common stock (155,727 shares)		4					4
Reissuance of common stock (48,041 shares)			2				2
Stock compensation		8					8
Net earnings				101		5	106
Other comprehensive income (loss)					59	(3)	56
Distributions to noncontrolling interests						(19)	(19)
Balance on March 31, 2014	$2	$3,052	$(452)	$90	$(1,062)	$130	$1,760

	Share Owners’ Equity of the Company
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Loss	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Share Owners’ Equity

Balance on January 1, 2013	$2	$3,005	$(425)	$(195)	$(1,506)	$174	$1,055
Issuance of common stock (315,704 shares)		4					4
Reissuance of common stock (40,771 shares)			1				1
Stock compensation		4					4
Net earnings				69		5	74
Other comprehensive income (loss)					21	(4)	17
Balance on March 31, 2013	$2	$3,013	$(424)	$(126)	$(1,485)	$175	$1,155

The Company has 250,000,000 shares of common stock authorized with a par value of $.01 per share. Shares outstanding are as follows:

	Shares Outstanding
	March 31,	December 31,	March 31,
(share amounts in thousands)	2014	2013	2013

Shares of common stock issued (including treasury shares)	183,811	183,500	182,356

Treasury shares, at cost	18,738	18,786	17,861

11. Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three months ended March 31, 2014 and 2013 is as follows:

	Net Effect of Exchange Rate Fluctuations	Change in Certain Derivative Instruments		Employee Benefit Plans	Total Accumulated Other Comprehensive Loss

Balance on January 1, 2014	$229	$(12)		$(1,338)	$(1,121)

Change before reclassifications	35	2			37
Amounts reclassified from accumulated other comprehensive income		(1	)(a)	23 (b)	22
Translation effect				1	1
Tax effect				(1)	(1)

Other comprehensive income attributable to the Company	35	1		23	59

Balance on March 31, 2014	$264	$(11)		$(1,315)	$(1,062)

	Net Effect of Exchange Rate Fluctuations	Change in Certain Derivative Instruments	Employee Benefit Plans	Total Accumulated Other Comprehensive Loss

Balance on January 1, 2013	$455	$(14)	$(1,947)	$(1,506)

Change before reclassifications	(28)	3		(25)
Amounts reclassified from accumulated other comprehensive income		1 (a)	37 (b)	38
Translation effect			10	10
Tax effect			(2)	(2)

Other comprehensive income attributable to the Company	(28)	4	45	21

Balance on March 31, 2013	$427	$(10)	$(1,902)	$(1,485)

(a)         Amount is included in Cost of goods sold on the Condensed Consolidated Results of Operations (see Note 4 for additional information).

(b)         Amount is included in the computation of net periodic pension cost (see Note 6 for additional information) and net postretirement benefit cost.

12. Other Expense

During the three months ended March 31, 2013, the Company recorded charges of $10 million for restructuring, asset impairment and related charges primarily related to the Company’s European Asset Optimization program.  See Note 5 for additional information.

13. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2014	2013
Numerator:
Net earnings attributable to the Company	$101	$69

Denominator (in thousands):
Denominator for basic earnings per share - weighted average shares outstanding	164,760	164,069
Effect of dilutive securities:
Stock options and other	1,405	1,432
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	166,165	165,501

Basic earnings per share:
Earnings from continuing operations	$0.62	$0.48
Loss from discontinued operations	(0.01)	(0.06)
Net earnings	$0.61	$0.42

Diluted earnings per share:
Earnings from continuing operations	$0.62	$0.48
Loss from discontinued operations	(0.01)	(0.06)
Net earnings	$0.61	$0.42

Options to purchase 370,012 and 1,640,504 weighted average shares of common stock which were outstanding during the three months ended March 31, 2014 and 2013, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

The 2015 Exchangeable Notes have a dilutive effect only in those periods in which the Company’s average stock price exceeds the exchange price of $47.47 per share.  For the three months ended March 31, 2014 and 2013, the Company’s average stock price did not exceed the exchange price.  Therefore, the potentially issuable shares resulting from the settlement of the 2015 Exchangeable Notes were not included in the calculation of diluted earnings per share.

14.  Supplemental Cash Flow Information

	Three months ended March 31,
	2014	2013

Interest paid in cash	$70	$81

Income taxes paid in cash (non-U.S.)	$31	$33

Cash interest for 2013 includes note repurchase premiums of $9 million related to the discharge of the Company’s 6.875% senior notes due 2017.

15.  Discontinued Operations

The loss from discontinued operations of $1 million for the three months ended March 31, 2014 is related to ongoing costs for the 2010 Venezuela expropriation. The loss from discontinued operations of $10 million for the three months ended March 31, 2013 included $8 million of special termination benefits related to a previously disposed business and $2 million for ongoing costs related to the Venezuela expropriation.

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

	March 31, 2014
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Balance Sheet
Current assets:
Cash and cash equivalents	$—	$—	$201	$—	$201
Receivables			1,078		1,078
Inventories			1,204		1,204
Prepaid expenses			94		94

Total current assets	—	—	2,577	—	2,577
Investments in and advances to subsidiaries	2,313	2,063		(4,376)	—

Property, plant and equipment, net			2,634		2,634
Goodwill			2,059		2,059
Other assets			1,218		1,218

Total assets	$2,313	$2,063	$8,488	$(4,376)	$8,488

Current liabilities:
Short-term loans and long-term debt due within one year	$—	$—	$331	$—	$331
Current portion of asbestos liability	150				150
Accounts payable			1,074		1,074
Other liabilities			527		527

Total current liabilities	150	—	1,932	—	2,082

Long-term debt	250		3,371	(250)	3,371
Asbestos-related liabilities	283				283
Other long-term liabilities			992		992
Share owners’ equity	1,630	2,063	2,193	(4,126)	1,760

Total liabilities and share owners’ equity	$2,313	$2,063	$8,488	$(4,376)	$8,488

	December 31, 2013
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$—	$—	$383	$—	$383
Receivables			943		943
Inventories			1,117		1,117
Prepaid expenses			107		107
Total current assets			2,550		2,550
Investments in and advances to subsidiaries	2,154	1,904		(4,058)	—
Property, plant and equipment, net			2,632		2,632
Goodwill			2,059		2,059
Other assets			1,178		1,178

Total assets	$2,154	$1,904	$8,419	$(4,058)	$8,419

Current liabilities:
Short-term loans and long-term debt due within one year	$—	$—	$322	$—	$322
Current portion of asbestos liability	150				150
Accounts payable			1,144		1,144
Other liabilities			638		638

Total current liabilities	150	—	2,104	—	2,254

Long-term debt	250		3,245	(250)	3,245
Asbestos-related liabilities	298				298
Other long-term liabilities			1,019		1,019
Share owners’ equity	1,456	1,904	2,051	(3,808)	1,603

Total liabilities and share owners’ equity	$2,154	$1,904	$8,419	$(4,058)	$8,419

	March 31, 2013
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$—	$—	$359	$—	$359
Receivables			1,047		1,047
Inventories			1,178		1,178
Prepaid expenses			99		99
Total current assets	—	—	2,683	—	2,683
Investments in and advances to subsidiaries	1,674	1,424		(3,098)	—
Property, plant and equipment, net			2,680		2,680
Goodwill			2,048		2,048
Other assets			1,106		1,106

Total assets	$1,674	$1,424	$8,517	$(3,098)	$8,517

Current liabilities:
Short-term loans and long-term debt due within one year	$—	$—	$347	$—	$347
Current portion of asbestos liability	155				155
Accounts payable			904		904
Other liabilities			523		523

Total current liabilities	155	—	1,774	—	1,929

Long-term debt	250		3,550	(250)	3,550
Asbestos-related liabilities	289				289
Other long-term liabilities			1,594		1,594
Share owners’ equity	980	1,424	1,599	(2,848)	1,155

Total liabilities and share owners’ equity	$1,674	$1,424	$8,517	$(3,098)	$8,517

	Three months ended March 31, 2014
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$1,639	$—	$1,639
Cost of goods sold			(1,318)		(1,318)

Gross profit	—	—	321	—	321

Selling and administrative expense			(133)		(133)
Research, development and engineering expense			(15)		(15)
Net intercompany interest	5		(5)		—
Interest expense, net	(5)		(49)		(54)
Equity earnings from subsidiaries	101	101		(202)	—
Other equity earnings			16		16
Other expense, net			(1)		(1)

Earnings before income taxes	101	101	134	(202)	134
Provision for income taxes			(27)		(27)

Earnings from continuing operations	101	101	107	(202)	107
Loss from discontinued operations			(1)		(1)

Net earnings	101	101	106	(202)	106
Net earnings attributable to noncontrolling interests			(5)		(5)

Net earnings attributable to the Company	$101	$101	$101	$(202)	$101

	Three months ended March 31, 2014
			Non-
		Guarantor	Guarantor
Comprehensive Income	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net earnings	$101	$101	$106	$(202)	$106
Other comprehensive income, net	59	59	37	(99)	56

Total comprehensive income	160	160	143	(301)	162

Comprehensive income attributable to noncontrolling interests			(2)		(2)

Comprehensive income attributable to the Company	$160	$160	$141	$(301)	$160

	Three months ended March 31, 2013
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$1,641	$—	$1,641
Cost of goods sold			(1,322)		(1,322)

Gross profit	—	—	319	—	319

Selling and administrative expense			(129)		(129)
Research, development and engineering expense			(15)		(15)
Net intercompany interest	5		(5)		—
Interest expense, net	(5)		(63)		(68)
Equity earnings from subsidiaries	69	69		(138)	—
Other equity earnings			17		17
Other expense, net			(7)		(7)

Earnings before income taxes	69	69	117	(138)	117
Provision for income taxes			(33)		(33)

Earnings from continuing operations	69	69	84	(138)	84
Loss from discontinued operations			(10)		(10)

Net earnings	69	69	74	(138)	74
Net earnings attributable to noncontrolling interests			(5)		(5)

Net earnings attributable to the Company	$69	$69	$69	$(138)	$69

	Three months ended March 31, 2013
			Non-
		Guarantor	Guarantor
Comprehensive Income	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net earnings	$69	$69	$74	$(138)	$74
Other comprehensive income, net	21	21	(12)	(13)	17

Total comprehensive income	90	90	62	(151)	91

Comprehensive income attributable to noncontrolling interests			(1)		(1)

Comprehensive income attributable to the Company	$90	$90	$61	$(151)	$90

	Three months ended March 31, 2014
			Non-
		Guarantor	Guarantor
Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash utilized in operating activities	$(15)	$—	$(188)	$—	$(203)
Cash utilized in investing activities			(95)		(95)
Cash provided by financing activities	15		107		122

Effect of exchange rate change on cash			(6)		(6)

Net change in cash	—	—	(182)	—	(182)
Cash at beginning of period			383		383

Cash at end of period	$—	$—	$201	$—	$201

	Three months ended March 31, 2013
			Non-
		Guarantor	Guarantor
Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash utilized in operating activities	$(17)	$—	$(119)	$—	$(136)
Cash utilized in investing activities			(94)		(94)
Cash provided by financing activities	17		142		159

Effect of exchange rate change on cash			(1)		(1)

Net change in cash	—	—	(72)	—	(72)
Cash at beginning of period			431		431

Cash at end of period	$—	$—	$359	$—	$359

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

Financial information for the three-month periods ended March 31, 2014 and 2013 regarding the Company’s reportable segments is as follows (dollars in millions):

	Three months ended March 31,
	2014	2013
Net Sales:
Europe	$706	$650
North America	485	469
South America	239	269
Asia Pacific	203	247

Reportable segment totals	1,633	1,635
Other	6	6
Net Sales	$1,639	$1,641

	Three months ended March 31,
	2014	2013
Segment operating profit:
Europe	$87	$59
North America	65	74
South America	41	53
Asia Pacific	25	40
Reportable segment totals	218	226

Items excluded from segment operating profit:
Retained corporate costs and other	(30)	(31)
Restructuring, asset impairment and related charges		(10)
Interest expense, net	(54)	(68)
Earnings from continuing operations before income taxes	134	117
Provision for income taxes	(27)	(33)
Earnings from continuing operations	107	84
Loss from discontinued operations	(1)	(10)
Net earnings	106	74
Net earnings attributable to noncontrolling interests	(5)	(5)
Net earnings attributable to the Company	$101	$69

Amounts attributable to the Company:
Earnings from continuing operations	$102	$79
Loss from discontinued operations	(1)	(10)
Net earnings	$101	$69

Note:  All amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Quarters ended March 31, 2014 and 2013

First Quarter 2014 Highlights

•                  Net sales essentially flat due to the unfavorable effect of foreign currency exchange rates, partially offset by an increase in glass container shipments and higher selling prices.

•                  Segment operating profit lower due to higher operating costs, partially offset by higher shipments, improved selling prices and structural cost savings.

Net sales were $2 million lower than the prior year due to the unfavorable effect of changes in foreign currency exchange rates, partially offset by a 2% increase in global glass container shipments, driven by higher sales volumes in Europe, and higher selling prices.

Segment operating profit for reportable segments was $8 million lower than the prior year.  The decrease was mainly attributable to higher operating costs, especially due to weather impacts in North America.  These higher costs were partially offset by higher shipments, improved selling prices and structural cost savings.

Net interest expense for the first quarter of 2014 decreased $14 million compared to the first quarter of 2013.  The decrease was primarily due to the nonoccurrence in 2014 of the note repurchase premiums and the write-off of finance fees related to debt that was repaid during the first quarter of 2013 prior to its maturity.

For the first quarter of 2014, the Company recorded earnings from continuing operations attributable to the Company of $102 million, or $0.62 per share (diluted), compared to $79 million, or $0.48 per share (diluted), in the first quarter of 2013.  Earnings in the first quarter of 2013 included items that management considered not representative of ongoing operations.  These items decreased earnings from continuing operations attributable to the Company in 2013 by $20 million, or $0.12 per share. There were no items that management considered not representative of ongoing operations in the first quarter of 2014.

Results of Operations — First Quarter of 2014 compared with First Quarter of 2013

Net Sales

The Company’s net sales in the first quarter of 2014 were $1,639 million compared with $1,641 million for the first quarter of 2013, a decrease of $2 million, or less than 1%. Glass container shipments, in tonnes, were up 2% in the first quarter of 2014 compared to the first quarter of 2013, driven by higher sales in Europe and North America, partially offset by lower sales in Asia Pacific and slightly lower sales in South America. The benefits of higher shipments and higher selling prices were more than offset by unfavorable foreign currency exchange rate changes, primarily due to a weaker Brazilian real and Australian dollar that more than offset a stronger Euro in relation to the U.S. dollar.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales - 2013		$1,635
Price	$14
Sales volume	19
Effects of changing foreign currency rates	(35)

Total effect on net sales		(2)
Net sales - 2014		$1,633

Europe:  Net sales in Europe in the first quarter of 2014 were $706 million compared with $650 million for the first quarter of 2013, an increase of $56 million, or 9%.  Glass container shipments in the first quarter of 2014 were up 6% compared to the first quarter of 2013, resulting in a $36 million increase in net sales, driven by higher shipments in the beer and wine categories.  Unseasonably warm weather in the first quarter of 2014 improved beer bottle shipments while the carryover benefit of the Company’s wine share recovery efforts from the prior year led to higher wine bottle shipments this quarter.  Net sales in Europe also increased by $27 million due to favorable foreign currency exchange rate changes, as the Euro strengthened in relation to the U.S. dollar.  Partially offsetting these increases in net sales was a $7 million impact from selling prices.

North America:  Net sales in North America in the first quarter of 2014 were $485 million compared with $469 million for the first quarter of 2013, an increase of $16 million, or 3%.  The increase in net sales was partially due to higher sales volume, which resulted in $11 million of higher sales in the first quarter of 2014.  Glass container shipments were up 2% in the quarter compared to the prior year, driven by higher beer and non-alcoholic bottle sales.  Higher selling prices also increased sales by $10 million in the first quarter of 2014 due, in part, to the Company’s contractual pass through provisions, as well as from passing through the freight costs for a large customer.  Unfavorable foreign currency exchange rate changes decreased net sales by $5 million, as the Canadian dollar weakened in relation to the U.S. dollar.

South America:  Net sales in South America in the first quarter of 2014 were $239 million compared with $269 million for the first quarter of 2013, a decrease of $30 million, or 11%.  The unfavorable effects of foreign currency exchange rate changes decreased net sales $36 million in the first quarter of 2014 compared to 2013, principally due to a 12% decline in the Brazilian real in relation to the U.S. dollar.  Lower glass container shipments decreased sales by $6 million but were more than offset by $12 million of improved pricing in the current quarter.

Asia Pacific:  Net sales in Asia Pacific in the first quarter of 2014 were $203 million compared with $247 million for the first quarter of 2013, a decrease of $44 million, or 18%.  The decrease in net sales was partially due to lower sales volume, which resulted in $22 million of lower sales in the first quarter of 2014.  Glass container shipments were down 10% compared to the prior year primarily due to planned plant closures in China and lower sales volumes in Australia.  The unfavorable effects of foreign currency exchange rate changes during the first quarter of 2014, primarily due to the weakening of the Australian dollar in relation to the U.S. dollar, also decreased net sales by $21 million.  Selling prices were $1 million lower in the current quarter.

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

Segment operating profit of reportable segments in the first quarter of 2014 was $218 million compared to $226 million for the first quarter of 2013, a decrease of $8 million, or 4%.  The decrease in segment operating profit was primarily due to higher operating costs, partially offset by higher sales volume, higher selling prices and structural cost savings.  Operating costs were higher in the current quarter as the Company’s North American region incurred higher energy and logistics costs due to extreme weather conditions.  The Company’s Asia Pacific region also experienced higher energy inflation in the quarter.  Further, an increase in the number of furnace rebuilds in South America resulted in lower fixed cost absorption in the first quarter of 2014.  Partially offsetting these higher costs were structural cost improvements, especially as a result of the Company’s asset optimization program in Europe.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Segment operating profit - 2013		$226
Price	$14
Sales volume	8
Operating costs	(27)
Effects of changing foreign currency rates	(3)

Total net effect on segment operating profit		(8)
Segment operating profit - 2014		$218

Europe:  Segment operating profit in Europe in the first quarter of 2014 was $87 million compared with $59 million in the first quarter of 2013, an increase of $28 million, or 47%.  The increase in sales volume discussed above increased segment operating profit by $10 million.  Lower operating expenses, driven by higher production volume and structural cost reductions, had a $23 million positive impact on segment operating profit during the first quarter of 2014.  Partially offsetting these benefits was a $7 million impact in the quarter from selling prices, which were mitigated by the absence of cost inflation in the region.  The favorable effects of foreign currency exchange rates increased segment operating profit by $2 million.

North America:  Segment operating profit in North America in the first quarter of 2014 was $65 million compared with $74 million in the first quarter of 2013, a decrease of $9 million, or 12%.  The increase in sales volume and selling prices discussed above increased segment operating profit by $3 million and $10 million, respectively.  These benefits were more than offset by $21 million of higher operating costs, which were driven by higher energy and logistics costs due to extreme winter weather conditions.  The unfavorable effects of foreign currency exchange rates decreased segment profit by $1 million.

South America:  Segment operating profit in South America in the first quarter of 2014 was $41 million compared with $53 million in the first quarter of 2013, a decrease of $12 million, or 23%.  Operating costs were $20 million higher in the first quarter of 2014 compared to the prior year, primarily due to inflation and lower production in the current year due to a higher number of planned furnace rebuilds, which resulted in lower fixed cost absorption.  The unfavorable effects of foreign currency exchange rates, especially the Brazilian real, decreased segment operating profit by $4 million in the current year.  Partially offsetting these declines were modestly higher selling prices that increased segment operating profit in the first quarter of 2014 by $12 million.

Asia Pacific:  Segment operating profit in Asia Pacific in the first quarter of 2014 was $25 million compared with $40 million in the first quarter of 2013, a decrease of $15 million, or 38%.  Operating costs increased by $9 million in the quarter and were driven by lower fixed cost absorption due to lower production levels, as well as due to higher energy inflation.  The decrease in sales volume and selling prices discussed above decreased segment operating profit by $5 million and $1 million, respectively.

Interest Expense, net

Net interest expense for the first quarter of 2014 was $54 million compared with $68 million for the first quarter of 2013.  Interest expense for 2013 included $11 million for note repurchase premiums and the write-off of finance fees related to the discharge of the €300 million senior notes due 2017.  Exclusive of these items, interest expense decreased $3 million in the current year principally due to lower debt levels and interest rates.

Provision for Income Taxes

The Company’s effective tax rate from continuing operations for the three months ended March 31, 2014 was 20.1% compared with 28.2% for the three months ended March 31, 2013.  The effective tax rate for the first quarter of 2014 was lower than the first quarter of 2013 due to a benefit of $6 million recorded in 2014 related to reductions to several of the Company’s uncertain tax positions due to the outcome of tax examinations.

The Company expects that the full year effective tax rate for 2014 will be comparable with or slightly higher than the 21.9% rate recorded in 2013 (excluding the tax on items that management considers not representative of ongoing operations).

Earnings from Continuing Operations Attributable to the Company

For the first quarter of 2014, the Company recorded earnings from continuing operations attributable to the Company of $102 million, or $0.62 per share (diluted), compared to $79 million, or $0.48 per share (diluted), in the first quarter of 2013.  Earnings in the first quarter of 2013 included items that management considered not representative of ongoing operations.  These items decreased earnings from continuing operations attributable to the Company in 2013 by $20 million, or $0.12 per share. There were no items that management considered not representative of ongoing operations in the first quarter of 2014.

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for the first quarter of 2014 was $30 million compared with $31 million for the first quarter of 2013.  Retained corporate costs and other for the three months ended March 31, 2014 reflect higher management incentive compensation expense offset by lower pension expense and cost control initiatives.

Restructuring

During the three months ended March 31, 2013, the Company recorded restructuring, asset impairment and related charges of $10 million, primarily related to the European Asset Optimization program.  See Note 5 to the Condensed Consolidated Financial Statements for additional information.

Discontinued Operations

The loss from discontinued operations of $1 million for the three months ended March 31, 2014 is related to ongoing costs for the 2010 Venezuela expropriation. The loss from discontinued operations of $10 million for the three months ended March 31, 2013 included $8 million of special termination benefits related to a previously disposed business and $2 million for ongoing costs related to the Venezuela expropriation.

Capital Resources and Liquidity

As of March 31, 2014, the Company had cash and total debt of $201 million and $3.7 billion, respectively, compared to $359 million and $3.9 billion, respectively, as of March 31, 2013.  A significant portion of the cash was held in mature, liquid markets where the Company has operations, such as the U.S., Europe and Australia, and is readily available to fund global liquidity requirements. The amount of cash held in non-U.S. locations as of March 31, 2014 was $198 million.

Current and Long-Term Debt

On May 19, 2011, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  At March 31, 2014, the Agreement included a $900 million revolving credit facility, a $405 million term loan, a 81 million Canadian dollar term loan, and a €85 million term loan, each of which has a final maturity date of May 19, 2016.  At March 31, 2014, the Company’s subsidiary borrowers had unused credit of $660 million available under the Agreement.

The weighted average interest rate on borrowings outstanding under the Agreement at March 31, 2014 was 2.02%.

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

The Company has a €215 million European accounts receivable securitization program, which extends through September 2016, subject to annual renewal of backup credit lines. Information related to the Company’s accounts receivable securitization program is as follows:

	March 31,	December 31,	March 31,
	2014	2013	2013

Balance (included in short-term loans)	$253	$276	$241

Weighted average interest rate	1.53%	1.41%	1.38%

Cash Flows

Free cash flow was $(310) million for the first three months of 2014 compared to $(228) million for the first three months of 2013.  The Company defines free cash flow as cash provided by continuing operating activities less additions to property, plant and equipment from continuing operations.  Free cash flow does not conform to U.S. GAAP and should not be construed as an alternative to the cash flow measures reported in accordance with U.S. GAAP.  The Company uses free cash flow for internal reporting, forecasting and budgeting and believes this information allows the board of directors, management, investors and analysts to better understand the Company’s financial performance.  Free cash flow for the three months ended March 31, 2014 and 2013 is calculated as follows:

	2014	2013

Cash utilized in continuing operating activities	$(202)	$(134)
Additions to property, plant and equipment	(108)	(94)

Free cash flow	$(310)	$(228)

Operating activities:  Cash utilized in continuing operating activities was $202 million for the three months ended March 31, 2014, compared with $134 million for the three months ended March 31, 2013.  The increase in cash utilized in continuing operating activities was primarily due to an increase in working capital of $352 million in 2014 compared to $301 million in 2013.  The larger increase in working capital was mainly due to an increase in inventories in the Company’s North American region in the first quarter of 2014 caused by logistics challenges resulting from extreme winter weather conditions. The increase in cash utilized in continuing operating activities was also due to an increase in other net items of $42 million in 2014 compared to an increase of $2 million in 2013, primarily due to cash paid for deferred returnable packaging costs and deferred customer contracts.  These higher payments were partially offset by higher earnings and a decrease in cash paid for restructuring activities of $13 million.

Investing activities:  Cash utilized in investing activities was $95 million for the three months ended March 31, 2014 compared to $94 million for the three months ended March 31, 2013.  Capital spending for property, plant and equipment was $108 million during the current year and $94 million during the prior year.  The increase in capital spending in 2014 was primarily due to a higher number of capital projects completed and paid for in the first quarter of 2014.  Cash utilized in investing activities in 2014 also included $13 million of other net activity that was primarily related to proceeds from the repayment of a loan from one of the Company’s noncontrolling partners in South America.

Financing activities:  Cash provided by financing activities was $122 million for the three months ended March 31, 2014 compared to $159 million for the three months ended March 31, 2013.  Financing activities in 2014 included additions to long-term debt of $242 million, partially offset by repayments of long-term debt of $95 million and short-term loans of $11 million.  The Company also paid $19 million in distributions to noncontrolling interests.  Financing activities in 2013 included additions to long-term debt of $639 million, primarily related to the issuance of the €330 million senior notes due 2021, partially offset by repayments of long-term debt of $483 million, primarily related to the discharge of the €300 million senior notes due 2017.

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

There have been no other material changes in critical accounting estimates at March 31, 2014 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Forward Looking Statements

This document contains “forward looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Forward looking statements reflect the Company’s current expectations and projections about future events at the time, and thus involve uncertainty and risk. The words “believe,” “expect,” “anticipate,” “will,” “could,” “would,” “should,” “may,” “plan,” “estimate,” “intend,” “predict,” “potential,” “continue,” and the negatives of these words and other similar expressions generally identify forward looking statements. It is possible the Company’s future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) foreign currency fluctuations relative to the U.S. dollar, specifically the Euro, Brazilian real and Australian dollar, (2) changes in capital availability or cost, including interest rate fluctuations and the ability of the Company to refinance debt at favorable terms, (3) the general political, economic and competitive conditions in markets and countries where the Company has operations, including uncertainties related to the economic and social conditions in Australia, Europe and South America, disruptions in capital markets, disruptions in the supply chain, competitive pricing pressures, inflation or deflation, and changes in tax rates and laws, (4) consumer preferences for alternative forms of packaging, (5) cost and availability of raw materials, labor, energy and transportation, (6) the Company’s ability to manage its cost structure, including its success in implementing restructuring plans and achieving cost savings, (7) consolidation among competitors and customers, (8) the ability of the Company to acquire businesses and expand plants, integrate operations of acquired businesses and achieve expected synergies, (9) unanticipated expenditures with respect to environmental, safety and health laws, (10) the Company’s ability to further develop its sales, marketing and product development capabilities, and (11) the timing and occurrence of events which are beyond the control of the Company, including any expropriation of the Company’s operations, floods and other natural disasters, events related to asbestos-related claims, and the other risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and any subsequently filed Quarterly Report on Form 10-Q. It is not possible to foresee or identify all such factors. Any forward looking statements in this document are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. Forward looking statements are not a guarantee of future performance and actual results or developments may differ materially from expectations. While the Company continually reviews trends and uncertainties affecting the Company’s results of operations and financial condition, the Company does not assume any obligation to update or supplement any particular forward looking statements contained in this document.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

There have been no material changes in market risk at March 31, 2014 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2014.

Management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2013.  As required by Rule 13a-15(d) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of any change in the Company’s internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. The Company has undertaken a phased implementation of an Enterprise Resource Planning software system.  The phased implementation commenced in the South America segment during 2013 and concluded during the second quarter of 2014, resulting in changes to certain processes in that segment. The Company believes it is maintaining and monitoring appropriate internal controls during the implementation period and further believes that its internal control environment will be enhanced as a result of implementation.  There have been no other changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

For further information on legal proceedings, see Note 9 to the Condensed Consolidated Financial Statements, “Contingencies,” that is included in Part I of this Report and is incorporated herein by reference.

Item 1A.  Risk Factors.

There have been no material changes in risk factors at March 31, 2014 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Exhibit 31.1                              Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2                              Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1*                       Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2*                       Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101                                 Financial statements from the quarterly report on Form 10-Q of Owens-Illinois, Inc. for the quarter ended March 31, 2014, formatted in XBRL: (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

OWENS-ILLINOIS, INC.

Date	April 30, 2014	By	/s/ Stephen P. Bramlage, Jr.
Stephen P. Bramlage, Jr.
Senior Vice President and Chief Financial Officer (Principal Financial Officer; Principal Accounting Officer)