Form 10-Q
period 2014-06-30
OWENS ILLINOIS INC /DE/
filed 2014-07-30
CIK 812074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2014

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

The number of shares of common stock, par value $.01, of Owens-Illinois, Inc. outstanding as of June 30, 2014 was 164,843,793.

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

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

 (Dollars in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net sales	$1,797	$1,781	$3,436	$3,422
Cost of goods sold	(1,439)	(1,412)	(2,757)	(2,734)
Gross profit	358	369	679	688

Selling and administrative expense	(131)	(129)	(264)	(258)
Research, development and engineering expense	(17)	(15)	(32)	(30)
Interest expense, net	(54)	(56)	(108)	(124)
Equity earnings	19	16	35	33
Other income (expense), net	4	(8)	3	(15)

Earnings from continuing operations before income taxes	179	177	313	294
Provision for income taxes	(39)	(37)	(66)	(70)

Earnings from continuing operations	140	140	247	224
Loss from discontinued operations	(20)	(3)	(21)	(13)

Net earnings	120	137	226	211
Net earnings attributable to noncontrolling interests	(6)	(5)	(11)	(10)
Net earnings attributable to the Company	$114	$132	$215	$201

Amounts attributable to the Company:
Earnings from continuing operations	$134	$135	$236	$214
Loss from discontinued operations	(20)	(3)	(21)	(13)
Net earnings	$114	$132	$215	$201

Basic earnings per share:
Earnings from continuing operations	$0.81	$0.82	$1.43	$1.30
Loss from discontinued operations	(0.12)	(0.02)	(0.13)	(0.08)
Net earnings	$0.69	$0.80	$1.30	$1.22

Weighted average shares outstanding (thousands)	164,906	164,369	164,833	164,220

Diluted earnings per share:
Earnings from continuing operations	$0.80	$0.81	$1.42	$1.29
Loss from discontinued operations	(0.12)	(0.02)	(0.13)	(0.08)
Net earnings	$0.68	$0.79	$1.29	$1.21

Weighted average diluted shares outstanding (thousands)	166,258	165,731	166,212	165,617

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME

(Dollars in millions)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net earnings	$120	$137	$226	$211
Other comprehensive income (loss):
Foreign currency translation adjustments	49	(162)	81	(194)
Pension and other postretirement benefit adjustments, net of tax	14	90	37	135
Change in fair value of derivative instruments	(1)	(4)
Other comprehensive income (loss):	62	(76)	118	(59)
Total comprehensive income	182	61	344	152
Comprehensive income attributable to noncontrolling interests	(8)	(3)	(10)	(4)
Comprehensive income attributable to the Company	$174	$58	$334	$148

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	June 30,	December 31,	June 30,
	2014	2013	2013
Assets
Current assets:
Cash and cash equivalents	$194	$383	$249
Receivables	1,147	943	1,159
Inventories	1,204	1,117	1,175
Prepaid expenses	103	107	110

Total current assets	2,648	2,550	2,693

Property, plant and equipment, net	2,661	2,632	2,600
Goodwill	2,065	2,059	2,031
Other assets	1,217	1,178	1,086

Total assets	$8,591	$8,419	$8,410

Liabilities and Share Owners’ Equity
Current liabilities:
Short-term loans and long-term debt due within one year	$1,027	$322	$437
Current portion of asbestos-related liabilities	150	150	155
Accounts payable	1,123	1,144	982
Other liabilities	538	638	545

Total current liabilities	2,838	2,254	2,119

Long-term debt	2,620	3,245	3,336
Asbestos-related liabilities	256	298	257
Other long-term liabilities	955	1,019	1,504
Share owners’ equity	1,922	1,603	1,194

Total liabilities and share owners’ equity	$8,591	$8,419	$8,410

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in millions)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net earnings	$226	$211
Loss from discontinued operations	21	13
Non-cash charges
Depreciation and amortization	229	215
Pension expense	29	52
Restructuring, asset impairment and related charges		10
Cash payments
Pension contributions	(20)	(17)
Asbestos-related payments	(42)	(49)
Cash paid for restructuring activities	(38)	(47)
Change in components of working capital	(354)	(351)
Other, net (a)	(82)	(15)
Cash provided by (utilized in) continuing operating activities	(31)	22
Cash utilized in discontinued operating activities	(2)	(5)
Total cash provided by (utilized in) operating activities	(33)	17
Cash flows from investing activities:
Additions to property, plant and equipment	(196)	(164)
Other, net	18	2
Cash utilized in investing activities	(178)	(162)
Cash flows from financing activities:
Changes in borrowings, net	71	9
Issuance of common stock	5	6
Treasury shares purchased	(12)	(10)
Distributions to noncontrolling interests	(35)	(21)
Other, net	(3)	(13)
Cash provided by (utilized in) financing activities	26	(29)
Effect of exchange rate fluctuations on cash	(4)	(8)
Decrease in cash	(189)	(182)
Cash at beginning of period	383	431
Cash at end of period	$194	$249

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

Financial information for the three and six months ended June 30, 2014 and 2013 regarding the Company’s reportable segments is as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net sales:
Europe	$790	$746	$1,496	$1,396
North America	541	527	1,026	996
South America	274	269	513	538
Asia Pacific	184	231	387	478

Reportable segment totals	1,789	1,773	3,422	3,408
Other	8	8	14	14
Net sales	$1,797	$1,781	$3,436	$3,422

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Segment operating profit:
Europe	$109	$111	$196	$170
North America	83	93	148	167
South America	53	37	94	90
Asia Pacific	17	26	42	66
Reportable segment totals	262	267	480	493

Items excluded from segment operating profit:
Retained corporate costs and other	(29)	(34)	(59)	(65)
Restructuring, asset impairment and related charges				(10)
Interest expense, net	(54)	(56)	(108)	(124)
Earnings from continuing operations before income taxes	$179	$177	$313	$294

Financial information regarding the Company’s total assets is as follows:

	June 30,	December 31,	June 30,
	2014	2013	2013
Total assets:
Europe	$3,667	$3,509	$3,452
North America	2,087	1,995	2,029
South America	1,436	1,467	1,495
Asia Pacific	1,127	1,150	1,178

Reportable segment totals	8,317	8,121	8,154
Other	274	298	256
Consolidated totals	$8,591	$8,419	$8,410

2.  Receivables

Receivables consist of the following:

	June 30, 2014	December 31, 2013	June 30, 2013
Trade accounts receivable	$976	$757	$1,008
Less: allowances for doubtful accounts and discounts	40	39	42
Net trade receivables	936	718	966
Other receivables	211	225	193
	$1,147	$943	$1,159

The Company uses various factoring programs to sell certain receivables to financial institutions as part of managing its cash flows. The amount of receivables sold by the Company was $190 million, $192 million, and $90 million at June 30, 2014, December 31, 2013, and June 30, 2013, respectively. The Company has no continuing involvement with the sold receivables.

3.  Inventories

Major classes of inventory are as follows:

	June 30,	December 31,	June 30,
	2014	2013	2013

Finished goods	$1,032	$958	$1,006
Raw materials	127	113	125
Operating supplies	45	46	44

	$1,204	$1,117	$1,175

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

Commodity Futures Contracts Designated as Cash Flow Hedges

The significant majority of the Company’s sales volume in North America is tied to customer contracts that contain provisions that pass the price of natural gas to the customer.  In certain of these contracts, the customer has the option of fixing the natural gas price component for a specified period of time. When the customer exercises that option the Company enters into commodity futures contracts for the related natural gas requirements, in order to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows.  At June 30, 2014 and 2013, the Company had entered into commodity futures contracts covering approximately 2,900,000 MM BTUs and 7,400,000 MM BTUs, respectively, primarily related to customer requests to lock the price of natural gas.

The Company accounts for these futures contracts as cash flow hedges and recognizes them on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owners’ equity (“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. An unrecognized gain of $1 million at June 30, 2014 and an unrecognized loss of $1 million at June 30, 2013 related to the commodity futures contracts was included in Accumulated OCI, and will be reclassified into earnings over the next twelve months.  Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.  The ineffectiveness related to these natural gas hedges for the three and six months ended June 30, 2014 and 2013 was not material.

The effect of the commodity futures contracts on the results of operations for the three months ended June 30, 2014 and 2013 is as follows:

		Amount of Gain
Amount of Gain (Loss)		Reclassified from
Recognized in OCI on		Accumulated OCI into Income
Commodity Futures Contracts		(reported in Cost of goods sold)
(Effective Portion)		(Effective Portion)
2014	2013	2014	2013

$—	$(3)	$1	$1

The effect of the commodity futures contracts on the results of operations for the six months ended June 30, 2014 and 2013 is as follows:

		Amount of Gain
Amount of Gain		Reclassified from
Recognized in OCI on		Accumulated OCI into Income
Commodity Futures Contracts		(reported in Cost of goods sold)
(Effective Portion)		(Effective Portion)
2014	2013	2014	2013

$2	$—	$2	$—

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

At June 30, 2014 and 2013, various subsidiaries of the Company had outstanding forward exchange and option agreements denominated in various currencies covering the equivalent of approximately $510 million and $740 million, respectively, related primarily to intercompany transactions and loans.

The effect of the forward exchange contracts on the results of operations for the three months ended June 30, 2014 and 2013 is as follows:

	Amount of Gain (Loss)
Location of Gain (Loss)	Recognized in Income on
Recognized in Income on	Forward Exchange Contracts
Forward Exchange Contracts	2014	2013

Other expense, net	$—	$(9)

The effect of the forward exchange contracts on the results of operations for the six months ended June 30, 2014 and 2013 is as follows:

	Amount of Gain (Loss)
Location of Gain (Loss)	Recognized in Income on
Recognized in Income on	Forward Exchange Contracts
Forward Exchange Contracts	2014	2013

Other expense, net	$(1)	$(12)

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

	Balance	Fair Value
	Sheet Location	June 30, 2014	December 31, 2013	June 30, 2013

Asset Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	a	$1	$1	$—

Derivatives not designated as hedging instruments:
Forward exchange contracts	a	3	3	2
Total asset derivatives		$4	$4	$2

Liability Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	c	$—	$—	$1

Derivatives not designated as hedging instruments:
Forward exchange contracts	c	2	7	9
Total liability derivatives		$2	$7	$10

5.  Restructuring Accruals

Selected information related to the restructuring accruals for the three months ended June 30, 2014 and 2013 is as follows:

	European Asset Optimization	Asia Pacific Restructuring	Other Restructuring Actions	Total Restructuring

Balance at April 1, 2014	$27	$12	$46	$85
Net cash paid, principally severance and related benefits	(3)	(9)	(5)	(17)
Other, including foreign exchange translation	(4)		1	(3)
Balance at June 30, 2014	$20	$3	$42	$65

	European Asset Optimization	Asia Pacific Restructuring	Other Restructuring Actions	Total Restructuring

Balance at April 1, 2013	$37	$4	$54	$95
Net cash paid, principally severance and related benefits	(7)	(1)	(5)	(13)
Other, including foreign exchange translation	1			1
Balance at June 30, 2013	$31	$3	$49	$83

Selected information related to the restructuring accruals for the six months ended June 30, 2014 and 2013 is as follows:

	European Asset Optimization	Asia Pacific Restructuring	Other Restructuring Actions	Total Restructuring

Balance at January 1, 2014	$30	$20	$64	$114
Net cash paid, principally severance and related benefits	(5)	(13)	(20)	(38)
Other, including foreign exchange translation	(5)	(4)	(2)	(11)
Balance at June 30, 2014	$20	$3	$42	$65

	European Asset Optimization	Asia Pacific Restructuring	Other Restructuring Actions	Total Restructuring

Balance at January 1, 2013	$53	$6	$64	$123
Charges	7	2	1	10
Write-down of assets to net realizable value	(2)			(2)
Net cash paid, principally severance and related benefits	(27)	(5)	(15)	(47)
Other, including foreign exchange translation			(1)	(1)
Balance at June 30, 2013	$31	$3	$49	$83

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

6.  Pensions Benefit Plans and Other Postretirement Benefits

The components of the net periodic pension cost for the three months ended June 30, 2014 and 2013 are as follows:

	U.S.		Non-U.S.
	2014	2013	2014	2013
Service cost	$5	$7	$7	$8
Interest cost	26	27	19	17
Expected asset return	(44)	(46)	(24)	(22)

Amortization:
Prior Service cost			(1)
Actuarial loss	19	27	7	8

Net periodic pension cost	$6	$15	$8	$11

The components of the net periodic pension cost for the six months ended June 30, 2014 and 2013 are as follows:

	U.S.		Non-U.S.
	2014	2013	2014	2013
Service cost	$12	$14	$14	$16
Interest cost	53	54	37	34
Expected asset return	(87)	(92)	(46)	(45)

Amortization:
Prior Service cost			(1)
Actuarial loss	36	55	11	16

Net periodic pension cost	$14	$31	$15	$21

The U.S. pension expense for the six months ended June 30, 2013 excludes $8 million of special termination benefits that were recorded in discontinued operations in 2013.

During the second quarter of 2013, the Company recorded a curtailment gain of $5 million related to modifications made to one of its U.S. postretirement benefit plans that reduced or eliminated certain health care and life insurance benefits. These modifications also resulted in a $55 million reduction in the postretirement benefit obligation that was recognized in accumulated other comprehensive income.

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

8.  Debt

The following table summarizes the long-term debt of the Company:

	June 30,	December 31,	June 30,
	2014	2013	2013
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$65	$—	$—
Term Loans:
Term Loan A			23
Term Loan B	405	405	525
Term Loan C (81 million CAD at June 30, 2014)	76	76	97
Term Loan D (€85 million at June 30, 2014)	116	117	161
Senior Notes:
3.00%, Exchangeable, due 2015	611	617	607
7.375%, due 2016	595	593	592
6.75%, due 2020 (€500 million)	682	690	653
4.875%, due 2021 (€330 million)	450	455	431
Senior Debentures:
7.80%, due 2018	250	250	250
Other	66	58	84
Total long-term debt	3,316	3,261	3,423
Less amounts due within one year	696	16	87
Long-term debt	$2,620	$3,245	$3,336

On May 19, 2011, the Company’s subsidiary borrowers entered into the Secured Credit Agreement

(the “Agreement”).  At June 30, 2014, the Agreement included a $900 million revolving credit facility, a $405 million term loan, a 81 million Canadian dollar term loan, and a €85 million term loan, each of which has a final maturity date of May 19, 2016.  At June 30, 2014, the Company’s subsidiary borrowers had unused credit of $727 million available under the Agreement.

The weighted average interest rate on borrowings outstanding under the Agreement at June 30, 2014 was 2.03%.

The Company repurchased $15 million and $46 million of the 2015 Exchangeable Notes during the six months ended June 30, 2014 and June 30, 2013, respectively. The amount by which the cash paid exceeded the fair value of the notes repurchased was recorded as a reduction to share owners’ equity. The Company recorded $3 million of additional interest charges for the loss on debt extinguishment and the related write-off of unamortized finance fees for the six months ended June 30, 2013.  As of June 30, 2014, the remaining $611 million balance of the Exchangeable Notes are classified as current liabilities on the balance sheet since they mature on June 1, 2015.  The Company intends to refinance these notes prior to their due date.

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

Information related to the Company’s accounts receivable securitization program is as follows:

	June 30,	December 31,	June 30,
	2014	2013	2013

Balance (included in short-term loans)	$294	$276	$290

Weighted average interest rate	1.44%	1.41%	1.20%

The carrying amounts reported for the accounts receivable securitization program, and certain long-term debt obligations subject to frequently redetermined interest rates, approximate fair value.  Fair values for the Company’s significant fixed rate debt obligations are based on published market quotations, and are classified as Level 1 in the fair value hierarchy.

Fair values at June 30, 2014 of the Company’s significant fixed rate debt obligations are as follows:

		Indicated
	Principal	Market	Fair
	Amount	Price	Value
Senior Notes:
3.00%, Exchangeable, due 2015	$611	102.52	$626
7.375%, due 2016	595	110.63	658
6.75%, due 2020 (€500 million)	682	117.99	805
4.875%, due 2021 (€330 million)	450	107.68	485
Senior Debentures:
7.80%, due 2018	250	116.81	292

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

As of June 30, 2014, the Company has determined that it is a named defendant in asbestos lawsuits and claims involving approximately 2,500 plaintiffs and claimants.  Based on an analysis of the lawsuits pending as of December 31, 2013, approximately 80% of plaintiffs either do not specify the monetary damages sought, or in the case of court filings, claim an amount sufficient to invoke the jurisdictional minimum of the trial court.  Approximately 16% of plaintiffs specifically plead damages above the jurisdictional minimum up to, and including, $15 million or less, and 3% of plaintiffs specifically plead damages greater than $15 million but less than $100 million.  Fewer than 1% of plaintiffs specifically plead damages equal to or greater than $100 million.

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

Since receiving its first asbestos claim, the Company as of June 30, 2014, has disposed of the asbestos claims of approximately 394,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $8,700.  Certain of these dispositions have included deferred amounts payable over a number of years.  Deferred amounts payable totaled approximately $24 million at June 30, 2014 ($12 million at December 31, 2013) and are included in the foregoing average indemnity payment per claim.  The Company’s asbestos indemnity payments have varied on a per claim basis, and are expected to continue to vary considerably over time.  As discussed above, a part of the Company’s objective is to achieve, where possible, resolution of asbestos claims pursuant to claims-handling agreements.  Failure of claimants to meet certain medical and product exposure criteria in the Company’s administrative claims handling agreements has generally reduced the number of marginal or suspect claims that would otherwise have been received.  In addition, certain courts and legislatures have reduced or eliminated the number of marginal or suspect claims that the Company otherwise would have received.  These developments generally have had the effect of increasing the Company’s per-claim average indemnity payment over time.

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

The Company received a non-income tax assessment from a foreign tax authority for approximately $90 million (including penalties and interest). The Company challenged this assessment, but the tax authority’s position was upheld in court. The Company strongly disagrees with this ruling and believes it to be contradictory to other court rulings in the Company’s favor. Although the Company cannot predict the ultimate outcome of this case, it believes that it is probable that the tax authority’s assessment will be overturned by a higher court, and therefore, the Company has not established an accrual. In order to contest the lower court rulings, legal rules require the Company to deposit the amount of the tax assessment, which will be remitted in monthly installments over the next twelve months. A favorable ruling by the higher court will result in a return to the Company of amounts paid. An unfavorable ruling will result in the forfeiture of the deposit, a charge of approximately $60 million and a non-income tax refund of $30 million.  As of June 30, 2014, the Company has made installment payments totaling $70 million, which is included in Other assets on the balance sheet.

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

10.  Share Owners’ Equity

The activity in share owners’ equity for the three months ended June 30, 2014 and 2013 is as follows:

	Share Owners’ Equity of the Company
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Share Owners’ Equity

Balance on April 1, 2014	$2	$3,052	$(452)	$90	$(1,062)	$130	$1,760
Issuance of common stock (57,815 shares)		1					1
Reissuance of common stock (49,026 shares)			1				1
Treasury shares purchased (364,436 shares)			(12)				(12)
Stock compensation		6					6
Net earnings				114		6	120
Other comprehensive income (loss)					60	2	62
Distributions to noncontrolling interests						(16)	(16)
Balance on June 30, 2014	$2	$3,059	$(463)	$204	$(1,002)	$122	$1,922

	Share Owners’ Equity of the Company
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Loss	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Share Owners’ Equity

Balance on April 1, 2013	$2	$3,013	$(424)	$(126)	$(1,485)	$175	$1,155
Issuance of common stock (114,861 shares)		3					3
Reissuance of common stock (57,153 shares)			1				1
Treasury shares purchased (348,289 shares)			(10)				(10)
Repurchase of exchangeable notes		(1)					(1)
Stock compensation		3					3
Net earnings				132		5	137
Other comprehensive income (loss)					(74)	(2)	(76)
Distributions to noncontrolling interests						(21)	(21)
Contributions from noncontrolling interests						3	3
Balance on June 30, 2013	$2	$3,018	$(433)	$6	$(1,559)	$160	$1,194

The activity in share owners’ equity for the six months ended June 30, 2014 and 2013 is as follows:

	Share Owners’ Equity of the Company
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings (Loss)	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Share Owners’ Equity

Balance on January 1, 2014	$2	$3,040	$(454)	$(11)	$(1,121)	$147	$1,603
Issuance of common stock (213,542 shares)		5					5
Reissuance of common stock (97,067 shares)			3				3
Treasury shares purchased (364,436 shares)			(12)				(12)
Stock compensation		14					14
Net earnings				215		11	226
Other comprehensive income (loss)					119	(1)	118
Distributions to noncontrolling interests						(35)	(35)
Balance on June 30, 2014	$2	$3,059	$(463)	$204	$(1,002)	$122	$1,922

	Share Owners’ Equity of the Company
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Loss	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Share Owners’ Equity

Balance on January 1, 2013	$2	$3,005	$(425)	$(195)	$(1,506)	$174	$1,055
Issuance of common stock (430,565 shares)		7					7
Reissuance of common stock (97,924 shares)			2				2
Treasury shares purchased (348,289 shares)			(10)				(10)
Repurchase of exchangeable notes		(1)					(1)
Stock compensation		7					7
Net earnings				201		10	211
Other comprehensive income (loss)					(53)	(6)	(59)
Distributions to noncontrolling interests						(21)	(21)
Contributions from noncontrolling interests						3	3
Balance on June 30, 2013	$2	$3,018	$(433)	$6	$(1,559)	$160	$1,194

During the three and six months ended June 30, 2014, the Company purchased 364,000 shares of its common stock for $12 million pursuant to authorization by its Board of Directors in December 2013 to purchase up to $100 million of the Company’s common stock through December 31, 2015.

During the three and six months ended June 30, 2013, the Company purchased 348,000 shares of its common stock for $10 million pursuant to authorization by its Board of Directors in August 2012 to purchase up to $75 million of the Company’s common stock through December 31, 2013.

The Company has 250,000,000 shares of common stock authorized with a par value of $.01 per share. Shares outstanding are as follows:

	Shares Outstanding (in thousands)
	June 30,	December 31,	June 30,
	2014	2013	2013

Shares of common stock issued (including treasury shares)	183,897	183,500	182,511

Treasury shares	19,053	18,786	18,152

11. Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three months ended June 30, 2014 and 2013 is as follows:

	Net Effect of Exchange Rate Fluctuations	Change in Certain Derivative Instruments		Employee Benefit Plans	Total Accumulated Other Comprehensive Loss

Balance on April 1, 2014	$264	$(11)		$(1,315)	$(1,062)

Change before reclassifications	47				47
Amounts reclassified from accumulated other comprehensive income		(1	)(a)	22 (b)	21
Translation effect				(7)	(7)
Tax effect				(1)	(1)

Other comprehensive income attributable to the Company	47	(1)		14	60

Balance on June 30, 2014	$311	$(12)		$(1,301)	$(1,002)

	Net Effect of Exchange Rate Fluctuations	Change in Certain Derivative Instruments		Employee Benefit Plans	Total Accumulated Other Comprehensive Loss

Balance on April 1, 2013	$427	$(10)		$(1,902)	$(1,485)

Change before reclassifications	(160)	(3)		55	(108)
Amounts reclassified from accumulated other comprehensive income		(1	)(a)	32 (b)	31
Translation effect				5	5
Tax effect				(2)	(2)

Other comprehensive income attributable to the Company	(160)	(4)		90	(74)

Balance on June 30, 2013	$267	$(14)		$(1,812)	$(1,559)

The activity in accumulated other comprehensive loss for the six months ended June 30, 2014 and 2013 is as follows:

	Net Effect of Exchange Rate Fluctuations	Change in Certain Derivative Instruments		Employee Benefit Plans	Total Accumulated Other Comprehensive Loss

Balance on January 1, 2014	$229	$(12)		$(1,338)	$(1,121)

Change before reclassifications	82	2			84
Amounts reclassified from accumulated other comprehensive income		(2	)(a)	45 (b)	43
Translation effect				(6)	(6)
Tax effect				(2)	(2)

Other comprehensive income attributable to the Company	82	—		37	119

Balance on June 30, 2014	$311	$(12)		$(1,301)	$(1,002)

	Net Effect of Exchange Rate Fluctuations	Change in Certain Derivative Instruments	Employee Benefit Plans	Total Accumulated Other Comprehensive Loss

Balance on January 1, 2013	$455	$(14)	$(1,947)	$(1,506)

Change before reclassifications	(188)		55	(133)
Amounts reclassified from accumulated other comprehensive income			69 (b)	69
Translation effect			15	15
Tax effect			(4)	(4)

Other comprehensive income attributable to the Company	(188)	—	135	(53)

Balance on June 30, 2013	$267	$(14)	$(1,812)	$(1,559)

(a)         Amount is included in Cost of goods sold on the Condensed Consolidated Results of Operations (see Note 4 for additional information).

(b)         Amount is included in the computation of net periodic pension cost (see Note 6 for additional information) and net postretirement benefit cost.

12. Other Expense

During the six months ended June 30, 2013, the Company recorded charges of $10 million for restructuring, asset impairment and related charges primarily related to the Company’s European Asset Optimization program.  See Note 5 for additional information.

13. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,
	2014	2013
Numerator:
Net earnings attributable to the Company	$114	$132

Denominator (in thousands):
Denominator for basic earnings per share - weighted average shares outstanding	164,906	164,369
Effect of dilutive securities:
Stock options and other	1,353	1,362
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	166,258	165,731

Basic earnings per share:
Earnings from continuing operations	$0.81	$0.82
Loss from discontinued operations	(0.12)	(0.02)
Net earnings	$0.69	$0.80

Diluted earnings per share:
Earnings from continuing operations	$0.80	$0.81
Loss from discontinued operations	(0.12)	(0.02)
Net earnings	$0.68	$0.79

Options to purchase 613,869 and 1,519,897 weighted average shares of common stock which were outstanding during the three months ended June 30, 2014 and 2013, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

	Six months ended June 30,
	2014	2013
Numerator:
Net earnings attributable to the Company	$215	$201

Denominator (in thousands):
Denominator for basic earnings per share - weighted average shares outstanding	164,833	164,220
Effect of dilutive securities:
Stock options and other	1,379	1,397
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	166,212	165,617

Basic earnings per share:
Earnings from continuing operations	$1.43	$1.30
Loss from discontinued operations	(0.13)	(0.08)
Net earnings	$1.30	$1.22

Diluted earnings per share:
Earnings from continuing operations	$1.42	$1.29
Loss from discontinued operations	(0.13)	(0.08)
Net earnings	$1.29	$1.21

Options to purchase 491,941 and 1,580,200 weighted average shares of common stock which were outstanding during the six months ended June 30, 2014 and 2013, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

The 2015 Exchangeable Notes have a dilutive effect only in those periods in which the Company’s average stock price exceeds the exchange price of $47.47 per share.  For the three and six months ended June 30, 2014 and 2013, the Company’s average stock price did not exceed the exchange price.  Therefore, the potentially issuable shares resulting from the settlement of the 2015 Exchangeable Notes were not included in the calculation of diluted earnings per share.

14.  Supplemental Cash Flow Information

	Six months ended June 30,
	2014	2013

Interest paid in cash	$99	$113

Income taxes paid in cash:
U.S.	$—	$1
Non-U.S.	68	79
Total income taxes paid in cash	$68	$80

Cash interest for 2013 includes note repurchase premiums of $10 million related to the discharge of the Company’s 6.875% senior notes due 2017.

15.  Discontinued Operations

The loss from discontinued operations of $21 million for the six months ended June 30, 2014 included a settlement of a dispute with the purchaser of a previously disposed business, as well as ongoing costs related to the Venezuela expropriation. The loss from discontinued operations of $13 million for the six months ended June 30, 2013 included special termination benefits related to a previously disposed business, as well as ongoing costs related to the Venezuela expropriation.

16.  New Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board, issued a new standards update “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The Company is evaluating the effect this standard will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor determined the effect of the standard on its ongoing financial reporting.

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

	June 30, 2014
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$—	$194	$—	$194
Receivables			1,147		1,147
Inventories			1,204		1,204
Prepaid expenses			103		103

Total current assets		—	2,648		2,648
Investments in and advances to subsidiaries	2,456	2,206		(4,662)	—

Property, plant and equipment, net			2,661		2,661
Goodwill			2,065		2,065
Other assets			1,217		1,217

Total assets	$2,456	$2,206	$8,591	$(4,662)	$8,591

Current liabilities:
Short-term loans and long-term debt due within one year	$—	$—	$1,027	$—	$1,027
Current portion of asbestos liability	150				150
Accounts payable			1,123		1,123
Other liabilities			538		538

Total current liabilities	150	—	2,688	—	2,838

Long-term debt	250		2,620	(250)	2,620
Asbestos-related liabilities	256				256
Other long-term liabilities			955		955
Share owners’ equity	1,800	2,206	2,328	(4,412)	1,922

Total liabilities and share owners’ equity	$2,456	$2,206	$8,591	$(4,662)	$8,591

	December 31, 2013
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$—	$383	$—	$383
Receivables			943		943
Inventories			1,117		1,117
Prepaid expenses			107		107

Total current assets			2,550		2,550
Investments in and advances to subsidiaries	2,154	1,904		(4,058)	—

Property, plant and equipment, net			2,632		2,632
Goodwill			2,059		2,059
Other assets			1,178		1,178

Total assets	$2,154	$1,904	$8,419	$(4,058)	$8,419

Current liabilities:
Short-term loans and long-term debt due within one year	$—	$—	$322	$—	$322
Current portion of asbestos liability	150				150
Accounts payable			1,144		1,144
Other liabilities			638		638

Total current liabilities	150	—	2,104	—	2,254

Long-term debt	250		3,245	(250)	3,245
Asbestos-related liabilities	298				298
Other long-term liabilities			1,019		1,019
Share owners’ equity	1,456	1,904	2,051	(3,808)	1,603

Total liabilities and share owners’ equity	$2,154	$1,904	$8,419	$(4,058)	$8,419

	June 30, 2013
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$—	$249	$—	$249
Receivables			1,159		1,159
Inventories			1,175		1,175
Prepaid expenses			110		110

Total current assets			2,693		2,693
Investments in and advances to subsidiaries	1,696	1,446		(3,142)	—

Property, plant and equipment, net			2,600		2,600
Goodwill			2,031		2,031
Other assets			1,086		1,086

Total assets	$1,696	$1,446	$8,410	$(3,142)	$8,410

Current liabilities:
Short-term loans and long-term debt due within one year	$—	$—	$437	$—	$437
Current portion of asbestos liability	155				155
Accounts payable			982		982
Other liabilities			545		545

Total current liabilities	155	—	1,964	—	2,119

Long-term debt	250		3,336	(250)	3,336
Asbestos-related liabilities	257				257
Other long-term liabilities			1,504		1,504
Share owners’ equity	1,034	1,446	1,606	(2,892)	1,194

Total liabilities and share owners’ equity	$1,696	$1,446	$8,410	$(3,142)	$8,410

	Three months ended June 30, 2014
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,797	$—	$1,797
Cost of goods sold			(1,439)		(1,439)

Gross profit	—	—	358	—	358

Selling and administrative expense			(131)		(131)
Research, development and engineering expense			(17)		(17)
Net intercompany interest	5		(5)		—
Interest expense, net	(5)		(49)		(54)
Equity earnings from subsidiaries	114	114		(228)	—
Other equity earnings			19		19
Other expense, net			4		4

Earnings before income taxes	114	114	179	(228)	179
Provision for income taxes			(39)		(39)

Earnings from continuing operations	114	114	140	(228)	140
Loss from discontinued operations			(20)		(20)

Net earnings	114	114	120	(228)	120
Net earnings attributable to noncontrolling interests			(6)		(6)

Net earnings attributable to the Company	$114	$114	$114	$(228)	$114

	Three months ended June 30, 2014
			Non-
		Guarantor	Guarantor
Comprehensive Income	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net earnings	$114	$114	$120	$(228)	$120
Other comprehensive income, net	60	60	48	(106)	62

Total comprehensive income	174	174	168	(334)	182

Comprehensive income attributable to noncontrolling interests			(8)		(8)

Comprehensive income attributable to the Company	$174	$174	$160	$(334)	$174

	Three months ended June 30, 2013
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,781	$—	$1,781
Cost of goods sold			(1,412)		(1,412)

Gross profit	—	—	369	—	369

Selling and administrative expense			(129)		(129)
Research, development and engineering expense			(15)		(15)
Net intercompany interest	5		(5)		—
Interest expense, net	(5)		(51)		(56)
Equity earnings from subsidiaries	132	132		(264)	—
Other equity earnings			16		16
Other expense, net			(8)		(8)

Earnings before income taxes	132	132	177	(264)	177
Provision for income taxes			(37)		(37)

Earnings from continuing operations	132	132	140	(264)	140
Loss from discontinued operations			(3)		(3)

Net earnings	132	132	137	(264)	137
Net earnings attributable to noncontrolling interests			(5)		(5)

Net earnings attributable to the Company	$132	$132	$132	$(264)	$132

	Three months ended June 30, 2013
			Non-
		Guarantor	Guarantor
Comprehensive Income	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net earnings	$132	$132	$137	$(264)	$137
Other comprehensive income, net	(74)	(74)	(100)	172	(76)

Total comprehensive income	58	58	37	(92)	61

Comprehensive income attributable to noncontrolling interests			(3)		(3)
Comprehensive income attributable to the Company	$58	$58	$34	$(92)	$58

	Six months ended June 30, 2014
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$3,436	$—	$3,436
Cost of goods sold			(2,757)		(2,757)

Gross profit	—	—	679	—	679

Selling and administrative expense			(264)		(264)
Research, development and engineering expense			(32)		(32)
Net intercompany interest	10		(10)		—
Interest expense, net	(10)		(98)		(108)
Equity earnings from subsidiaries	215	215		(430)	—
Other equity earnings			35		35
Other expense, net			3		3

Earnings before income taxes	215	215	313	(430)	313
Provision for income taxes			(66)		(66)

Earnings from continuing operations	215	215	247	(430)	247
Loss from discontinued operations			(21)		(21)

Net earnings	215	215	226	(430)	226
Net earnings attributable to noncontrolling interests			(11)		(11)

Net earnings attributable to the Company	$215	$215	$215	$(430)	$215

	Six months ended June 30, 2014
			Non-
		Guarantor	Guarantor
Comprehensive Income	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net earnings	$215	$215	$226	$(430)	$226
Other comprehensive income, net	119	119	85	(205)	118

Total comprehensive income	334	334	311	(635)	344

Comprehensive income attributable to noncontrolling interests			(10)		(10)

Comprehensive income attributable to the Company	$334	$334	$301	$(635)	$334

	Six months ended June 30, 2013
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$3,422	$—	$3,422
Cost of goods sold			(2,734)		(2,734)

Gross profit	—	—	688	—	688

Selling and administrative expense			(258)		(258)
Research, development and engineering expense			(30)		(30)
Net intercompany interest	10		(10)		—
Interest expense, net	(10)		(114)		(124)
Equity earnings from subsidiaries	201	201		(402)	—
Other equity earnings			33		33
Other expense, net			(15)		(15)

Earnings before income taxes	201	201	294	(402)	294
Provision for income taxes			(70)		(70)

Earnings from continuing operations	201	201	224	(402)	224
Loss from discontinued operations			(13)		(13)

Net earnings	201	201	211	(402)	211
Net earnings attributable to noncontrolling interests			(10)		(10)

Net earnings attributable to the Company	$201	$201	$201	$(402)	$201

	Six months ended June 30, 2013
			Non-
		Guarantor	Guarantor
Comprehensive Income	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net earnings	$201	$201	$211	$(402)	$211
Other comprehensive income, net	(53)	(53)	(112)	159	(59)

Total comprehensive income	148	148	99	(243)	152

Comprehensive income attributable to noncontrolling interests			(4)		(4)

Comprehensive income attributable to the Company	$148	$148	$95	$(243)	$148

	Six months ended June 30, 2014
			Non-
		Guarantor	Guarantor
Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash provided by (utilized in) operating activities	$(42)	$—	$9	$—	$(33)
Cash utilized in investing activities			(178)		(178)
Cash provided by (utilized in) financing activities	42		(16)		26

Effect of exchange rate change on cash			(4)		(4)

Net change in cash	—	—	(189)	—	(189)
Cash at beginning of period			383		383

Cash at end of period	$—	$—	$194	$—	$194

	Six months ended June 30, 2013
			Non-
		Guarantor	Guarantor
Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash provided by (utilized in) operating activities	$(49)	$—	$66	$—	$17
Cash utilized in investing activities			(162)		(162)
Cash provided by (utilized in) financing activities	49		(78)		(29)

Effect of exchange rate change on cash			(8)		(8)

Net change in cash	—	—	(182)	—	(182)
Cash at beginning of period			431		431

Cash at end of period	$—	$—	$249	$—	$249

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

Financial information for the three and six months ended June 30, 2014 and 2013 regarding the Company’s reportable segments is as follows (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net Sales:
Europe	$790	$746	$1,496	$1,396
North America	541	527	1,026	996
South America	274	269	513	538
Asia Pacific	184	231	387	478

Reportable segment totals	1,789	1,773	3,422	3,408
Other	8	8	14	14
Net Sales	$1,797	$1,781	$3,436	$3,422

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Segment operating profit:
Europe	$109	$111	$196	$170
North America	83	93	148	167
South America	53	37	94	90
Asia Pacific	17	26	42	66
Reportable segment totals	262	267	480	493

Items excluded from segment operating profit:
Retained corporate costs and other	(29)	(34)	(59)	(65)
Restructuring, asset impairment and related charges				(10)
Interest expense, net	(54)	(56)	(108)	(124)
Earnings from continuing operations before income taxes	179	177	313	294
Provision for income taxes	(39)	(37)	(66)	(70)
Earnings from continuing operations	140	140	247	224
Loss from discontinued operations	(20)	(3)	(21)	(13)
Net earnings	120	137	226	211
Net earnings attributable to noncontrolling interests	(6)	(5)	(11)	(10)
Net earnings attributable to the Company	$114	$132	$215	$201

Amounts attributable to the Company:
Earnings from continuing operations	$134	$135	$236	$214
Loss from discontinued operations	(20)	(3)	(21)	(13)
Net earnings	$114	$132	$215	$201

Note:  All amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Quarters ended June 30, 2014 and 2013

Second Quarter 2014 Highlights

•                  Net sales higher due to higher selling prices and favorable foreign currency exchange rates, partially offset by a 1% decline in glass container shipments.

•                  Segment operating profit lower due to higher operating costs, partially offset by higher selling prices.

Net sales were $16 million higher than the prior year due to higher selling prices, primarily in the North and South American regions, as well as favorable foreign currency exchange rates.  This benefit to net sales was partially offset by a 1% decline in glass container shipments, driven by lower sales volumes in Asia Pacific.

Segment operating profit for reportable segments was $5 million lower than the prior year. Lower production volumes in Europe, higher supply chain costs in North America and higher cost inflation in most of the regions increased operating costs in the quarter.  These higher costs were partially offset by improved prices and higher shipment levels in Europe, North America and South America.

Net earnings from continuing operations attributable to the Company for the second quarter of 2014 was $134 million, or $0.80 per share (diluted), compared with $135 million, or $0.81 per share (diluted), for the second quarter of 2013. There were no items that management considered not representative of ongoing operations in the second quarter of 2014 or 2013.

Results of Operations — Second Quarter of 2014 compared with Second Quarter of 2013

Net Sales

The Company’s net sales in the second quarter of 2014 were $1,797 million compared with $1,781 million for the second quarter of 2013, an increase of $16 million, or 1%.  The increase in net sales was due to higher selling prices and favorable foreign currency exchange rates.  Glass container shipments, in tonnes, were down 1% in the second quarter of 2014 compared to the second quarter of 2013, driven by lower sales volumes in Asia Pacific. However, Europe, North America and South America each had higher shipment levels in the second quarter of 2014 compared with the second quarter of 2013.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales - 2013		$1,773
Price	$25
Sales volume	(24)
Effects of changing foreign currency rates	15

Total effect on net sales		16
Net sales - 2014		$1,789

Europe:  Net sales in Europe in the second quarter of 2014 were $790 million compared with $746 million for the second quarter of 2013, an increase of $44 million, or 6%. The favorable effect of foreign currency exchange rate changes increased net sales by $38 million in the current year as the Euro strengthened in relation to the U.S. dollar. Glass container shipments in the second quarter of 2014 were up 2% compared to the second quarter of 2013, particularly in the beer, wine and food categories.  The higher sales volume increased net sales by $16 million in the second quarter of 2014. Partially offsetting these increases in net sales was a $10 million impact from lower selling prices.

North America:  Net sales in North America in the second quarter of 2014 were $541 million compared with $527 million for the second quarter of 2013, an increase of $14 million, or 3%.  Higher selling prices increased net sales by $17 million in the second quarter of 2014 due, in part, to the Company’s contractual pass through provisions, as well as from passing through the freight costs for a large customer.  Glass container shipments increased by 1% in the quarter compared to the prior year.  However, net sales did not change as these higher volumes were offset by an unfavorable sales mix as shipments in the beer category increased while shipments in the wine and spirits categories were lower.  Unfavorable foreign currency exchange rates decreased net sales by $3 million, as the Canadian dollar weakened in relation to the U.S. dollar.

South America:  Net sales in South America in the second quarter of 2014 were $274 million compared with $269 million for the second quarter of 2013, an increase of $5 million, or 2%.  Higher selling prices benefited net sales by $15 million in the current quarter.  Net sales also increased by $5 million in the current quarter driven by an 8% increase in glass container shipments, partially offset by a change in sales mix.  The unfavorable effects of foreign currency exchange rate changes decreased net sales $15 million in the second quarter of 2014 compared to 2013, principally due to a weaker Brazilian real in relation to the U.S. dollar.

Asia Pacific:  Net sales in Asia Pacific in the second quarter of 2014 were $184 million compared with $231 million for the second quarter of 2013, a decrease of $47 million, or 20%.  The decrease in net sales was primarily due to lower shipments, which resulted in $45 million of lower sales in the second quarter of 2014.  Glass container shipments were down 27% compared to the prior year primarily due to planned plant closures in China.  Sales volumes were also unfavorably impacted by lower shipments in Australia due to weaker demand trends in the beer and wine categories.  The unfavorable effects of foreign currency exchange rate changes during the second quarter of 2014, primarily due to the weakening of the Australian dollar in relation to the U.S. dollar, also decreased net sales by $5 million.  Selling prices were $3 million higher in the current quarter.

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

Segment operating profit of reportable segments in the second quarter of 2014 was $262 million compared to $267 million for the second quarter of 2013, a decrease of $5 million.  The decrease in segment operating profit was primarily due to higher operating costs, partially offset by higher selling prices.  Operating costs were higher in the current quarter due to cost inflation, as well as due to the impact of lower production volumes in Europe and higher supply chain costs in North America. Partially offsetting these elevated costs was a higher segment profit contribution from an increase in glass container shipments in regions with more favorable margins, primarily Europe and South America.  The favorable effects of foreign currency exchange rate changes during the second quarter of 2014 increased segment operating profit by $6 million.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Segment operating profit - 2013		$267
Price	$25
Sales volume	3
Operating costs	(39)
Effects of changing foreign currency rates	6

Total net effect on segment operating profit		(5)
Segment operating profit - 2014		$262

Europe:  Segment operating profit in Europe in the second quarter of 2014 was $109 million compared with $111 million in the second quarter of 2013, a decrease of $2 million, or 2%.  Selling prices were down $10 million in the second quarter due, in part, to cost deflation in the region.  Higher operating expenses, driven by lower production volume as a result of more furnace rebuild activity, engineering work associated with the region’s asset optimization program and net of structural cost reductions, had a net $1 million unfavorable impact on segment operating profit during the second quarter of 2014.  The increase in sales volume discussed above increased segment operating profit by $4 million.  The favorable effects of foreign currency exchange rates increased segment operating profit by $5 million.

North America:  Segment operating profit in North America in the second quarter of 2014 was $83 million compared with $93 million in the second quarter of 2013, a decrease of $10 million, or 11%.  The decrease in segment operating profit was due to $27 million of higher operating costs in the current quarter, which was driven by higher inflation and supply chain costs. Elevated inventory levels in the region contributed to the higher supply chain costs.  Higher selling prices of $17 million partially offset the higher operating costs in the quarter.

South America:  Segment operating profit in South America in the second quarter of 2014 was $53 million compared with $37 million in the second quarter of 2013, an increase of $16 million, or 43%.  Higher selling prices increased segment operating profit in the second quarter of 2014 by $15 million. The increase in sales volume discussed above increased segment operating profit by $4 million.  In addition, several non-strategic asset sales in the second quarter of 2014 also benefitted segment operating profit by $6 million.  Partially offsetting these benefits was $11 million in higher operating costs, primarily driven by cost inflation.  The favorable effects of foreign currency exchange rate changes increased segment operating profit by $2 million in the current quarter.

Asia Pacific:  Segment operating profit in Asia Pacific in the second quarter of 2014 was $17 million compared with $26 million in the second quarter of 2013, a decrease of $9 million, or 35%.  Operating costs increased by $6 million in the quarter and were driven by higher cost inflation.  The decrease in sales volume discussed above decreased segment operating profit by $5 million.  Partially offsetting these decreases to operating profit was a $3 million increase in selling prices.  The unfavorable effects of foreign currency exchange rate changes decreased segment operating profit by $1 million in the current quarter.

Interest Expense, net

Net interest expense for the second quarter of 2014 was $54 million compared with $56 million for the second quarter of 2013, reflecting lower debt levels.

Earnings from Continuing Operations Attributable to the Company

For the second quarter of 2014, the Company recorded earnings from continuing operations attributable to the Company of $134 million, or $0.80 per share (diluted), compared to $135 million, or $0.81 per share (diluted), in the second quarter of 2013. There were no items that management considered not representative of ongoing operations in the second quarter of 2014 or 2013.

Executive Overview — Six Months ended June 30, 2014 and 2013

2014 Highlights

•                  Net sales driven by higher selling prices, partially offset by the unfavorable effects of changes in exchange rates.

•                  Segment operating profit lower due to higher operating costs, partially offset by higher selling prices and higher shipments.

Net sales were $14 million higher than the prior year primarily due to higher selling prices. The effect of changes in foreign currency exchange rates had an unfavorable impact on net sales.

Segment operating profit for reportable segments was $13 million lower than the prior year. The decrease was mainly attributable to higher operating costs, driven by higher cost inflation in most of the regions and higher supply chain costs in North America, partially offset by higher selling prices and sales volume.

Net interest expense for the first six months of 2014 decreased $16 million compared to the first six months of 2013. The decrease was due to $14 million of note repurchase premiums and the write-off of finance fees related to debt that was repaid during the first six months of 2013 prior to its maturity that did not reoccur in the first six months of 2014.

Net earnings from continuing operations attributable to the Company for the first six months of 2014 was $236 million, or $1.42 per share (diluted), compared with $214 million, or $1.29 per share (diluted), for the first six months of 2013. Earnings in 2013 included items that management considered not representative of ongoing operations. These items decreased net earnings attributable to the Company in 2013 by $20 million, or $0.12 per share. There were no items that management considered not representative of ongoing operations in the first six months of 2014.

Results of Operations — First six months of 2014 compared with first six months of 2013

Net Sales

The Company’s net sales in the first six months of 2014 were $3,436 million compared with $3,422 million for the first six months of 2013, an increase of $14 million. The benefit of higher selling prices was partially offset by unfavorable foreign currency exchange rate changes, primarily due to a weaker Brazilian real in relation to the U.S. dollar.  Glass container shipments, in tonnes, were slightly higher in 2014 compared to 2013, driven by higher shipments in Europe, North America and South America partially offset by lower volumes in Asia Pacific.  Despite these higher shipment levels, net sales decreased by $5 million in the first six months of 2014 due to an unfavorable sales mix.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales - 2013		$3,408
Price	$39
Sales volume	(5)
Effects of changing foreign currency rates	(20)

Total effect on net sales		14
Net sales - 2014		$3,422

Europe:  Net sales in Europe in the first six months of 2014 were $1,496 million compared with $1,396 million for the first six months of 2013, an increase of $100 million, or 7%. Glass container shipments in 2014 were up 4% compared to the prior year, particularly in the beer and wine categories. The higher sales volume, which increased net sales by $52 million, was mainly due to unseasonably warm weather conditions in the first quarter and the carryover benefits of the Company’s wine share recovery efforts from the prior year. Net sales in Europe also increased by $65 million due to the favorable effects of foreign currency exchange rate changes, as the Euro strengthened in relation to the U.S. dollar.  Partially offsetting these increases in net sales was a $17 million impact from lower selling prices.

North America:  Net sales in North America in the first six months of 2014 were $1,026 million compared with $996 million for the first six months of 2013, an increase of $30 million, or 3%. The increase in net sales was partially due to higher sales volume, which resulted in $10 million of higher sales in the first six months of 2014.  Glass container shipments were up 2% in the current year compared to the prior year, driven by higher beer and non-alcoholic bottle sales. Higher selling prices of $27 million also increased net sales in the first six months of 2014 due, in part, to the Company’s contractual pass through provisions, as well as from passing through the freight costs for a large customer.  Unfavorable foreign currency exchange rates decreased net sales by $7 million, as the Canadian dollar weakened in relation to the U.S. dollar.

South America:  Net sales in South America in the first six months of 2014 were $513 million compared with $538 million for the first six months of 2013, a decrease of $25 million, or 5%.  The unfavorable effects of foreign currency exchange rate changes decreased net sales $52 million in 2014 compared to 2013, principally due to a weaker Brazilian real in relation to the U.S. dollar. Improved pricing in the current year benefited net sales by $27 million.  Glass container shipments were up nearly 4% for the first six months of 2014, but a change in sales mix resulted in no net impact to net sales.

Asia Pacific:  Net sales in Asia Pacific in the first six months of 2014 were $387 million compared with $478 million for the first six months of 2013, a decrease of $91 million, or 19%.  The decrease in net sales was primarily due to lower sales volume, which resulted in $67 million of lower sales in the first six months of 2014.  Glass container shipments were down 18% compared to the prior year, largely due to the planned plant closures in China, as well as lower shipments in Australia due to weaker demand trends in the beer and wine categories. The unfavorable effects of foreign currency exchange rate changes decreased net sales $26 million in 2014 compared to 2013, primarily due to the weakening of the Australian dollar in relation to the U.S. dollar.  Higher prices increased net sales by $2 million in the current year.

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

Segment operating profit of reportable segments in the first six months of 2014 was $480 million compared to $493 million for the first six months of 2013, a decrease of $13 million, or 3%. The decrease in segment operating profit was primarily due to higher operating costs, partially offset by higher sales volume and higher selling prices. Operating costs were higher in the current year due to cost inflation and higher supply chain costs in North America due to higher inventory levels.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Segment operating profit - 2013		$493
Price	$39
Sales volume	11
Operating costs	(66)
Effects of changing foreign currency rates	3

Total net effect on segment operating profit		(13)
Segment operating profit - 2014		$480

Europe:  Segment operating profit in Europe in the first six months of 2014 was $196 million compared with $170 million in the first six months of 2013, an increase of $26 million, or 15%. Lower operating expenses, driven by cost deflation and structural cost reductions, had a $22 million positive impact on segment operating profit in the first six months of 2014.  The increase in sales volume discussed above increased segment operating profit by $14 million.  The favorable effects of foreign currency exchange rates increased segment operating profit by $7 million.  Partially offsetting these benefits were lower selling prices, which were down $17 million in the current year due, in part, to cost deflation in the region.

North America:  Segment operating profit in North America in the first six months of 2014 was $148 million compared with $167 million in the first six months of 2013, a decrease of $19 million, or 11%.  The decrease in segment operating profit was primarily due to higher operating costs of $48 million in the current year, which were driven by higher energy and higher supply chain costs due to elevated inventory levels and extreme weather conditions in the first quarter.  Higher selling prices partially offset these higher costs and increased segment operating profit by $27 million in the current year. The increase in sales volume discussed above also increased segment profit by $3 million while the unfavorable effects of foreign exchange rates decreased segment profit by $1 million.

South America:  Segment operating profit in South America in the first six months of 2014 was $94 million compared with $90 million in the first six months of 2013, an increase of $4 million, or 4%.  Higher selling prices increased segment operating profit in the first six months of 2014 by $27 million. The increase in sales volume discussed above increased segment operating profit by $4 million.  Several non-strategic asset sales also benefitted segment operating profit by $6 million in the current year.  Partially offsetting these benefits was $31 million in higher operating costs, primarily driven by cost inflation.  The unfavorable effects of foreign currency exchange rate changes decreased segment operating profit by $2 million in the current year.

Asia Pacific:  Segment operating profit in Asia Pacific in the first six months of 2014 was $42 million compared with $66 million in the first six months of 2013, a decrease of $24 million, or 36%.  Operating costs increased by $15 million in the current year and were driven by higher cost inflation.  The decrease in sales volume discussed above decreased segment operating profit by $10 million.  The unfavorable effects of foreign currency exchange rates decreased segment profit by $1 million.  Higher selling prices increased segment profit by $2 million in the current year.

Interest Expense, net

Net interest expense for the first six months of 2014 was $108 million compared with $124 million for the first six months of 2013. Interest expense for 2013 included $11 million for note repurchase premiums and the write-off of finance fees related to the discharge of the €300 million senior notes due 2017 and $3 million for loss on debt extinguishment and the write-off of finance fees related to the repurchase of a portion of the 2015 Exchangeable Notes. Exclusive of these items, net interest expense was lower in the first six months of 2014 compared with the same period in 2013 due to lower debt levels.

Provision for Income Taxes

The Company’s effective tax rate from continuing operations for the six months ended June 30, 2014 was 21.1% compared with 23.8% for the six months ended June 30, 2013.  The effective tax rate for the first six months of 2014 was lower than the first six months of 2013 due to a benefit of $13 million recorded in 2014 related to reductions to several of the Company’s uncertain tax positions due to the outcome of tax examinations.

The Company expects that the full year effective tax rate for 2014 will be comparable with the 21.9% rate recorded in 2013 (excluding the tax on items that management considers not representative of ongoing operations).

Earnings from Continuing Operations Attributable to the Company

For the first six months of 2014, the Company recorded earnings from continuing operations attributable to the Company of $236 million, or $1.42 per share (diluted), compared to $214 million, or $1.29 per share (diluted), in the first six months of 2013. Earnings in 2013 included items that management considered not representative of ongoing operations. These items decreased earnings from continuing operations attributable to the Company in 2013 by $20 million, or $0.12 per share. There were no items that management considered not representative of ongoing operations in the first six months of 2014.

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for the second quarter of 2014 was $29 million compared with $34 million for the second quarter of 2013, and $59 million for the first six months of 2014 compared with $65 million for the first six months of 2013. Retained corporate costs and other for the three and six months ended June 30, 2014 reflects lower pension expense.

Restructuring

During the six months ended June 30, 2013, the Company recorded restructuring, asset impairment and related charges of $10 million, primarily related to the European Asset Optimization program.  See Note 5 to the Condensed Consolidated Financial Statements for additional information.

Discontinued Operations

The loss from discontinued operations of $21 million for the six months ended June 30, 2014 included a settlement of a dispute with the purchaser of a previously disposed business, as well as ongoing costs related to the Venezuela expropriation. The loss from discontinued operations of $13 million for the six months ended June 30, 2013 included special termination benefits related to a previously disposed business, as well as ongoing costs related to the Venezuela expropriation.

Capital Resources and Liquidity

As of June 30, 2014, the Company had cash and total debt of $194 million and $3.6 billion, respectively, compared to $249 million and $3.8 billion, respectively, as of June 30, 2013. A significant portion of the cash was held in mature, liquid markets where the Company has operations, such as the U.S., Europe and Australia, and is readily available to fund global liquidity requirements. The amount of cash held in non-U.S. locations as of June 30, 2014 was $188 million.

Current and Long-Term Debt

On May 19, 2011, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”). At June 30, 2014, the Agreement included a $900 million revolving credit facility, a $405 million term loan, a 81 million Canadian dollar term loan, and a €85 million term loan, each of which has a final maturity date of May 19, 2016. At June 30, 2014, the Company’s subsidiary borrowers had unused credit of $727 million available under the Agreement.

The weighted average interest rate on borrowings outstanding under the Agreement at June 30, 2014 was 2.03%.

The Company repurchased $15 million and $46 million of the 2015 Exchangeable Notes during the first six months of 2014 and 2013, respectively.

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

The Company has a €215 million European accounts receivable securitization program, which extends through September 2016, subject to periodic renewal of backup credit lines. Information related to the Company’s accounts receivable securitization program is as follows:

	June 30,	December 31,	June 30,
	2014	2013	2013

Balance (included in short-term loans)	$294	$276	$290

Weighted average interest rate	1.44%	1.41%	1.20%

Cash Flows

Free cash flow was $(227) million for the first six months of 2014 compared to $(142) million for the first six months of 2013. The Company defines free cash flow as cash provided by continuing operating activities less additions to property, plant and equipment from continuing operations.  Free cash flow does not conform to U.S. GAAP and should not be construed as an alternative to the cash flow measures reported in accordance with U.S. GAAP. The Company uses free cash flow for internal reporting, forecasting and budgeting and believes this information allows the board of directors, management, investors and analysts to better understand the Company’s financial performance. Free cash flow for the six months ended June 30, 2014 and 2013 is calculated as follows:

	2014	2013

Cash provided by (utilized in) continuing operating activities	$(31)	$22
Additions to property, plant and equipment	(196)	(164)

Free cash flow	$(227)	$(142)

Operating activities:  Cash utilized in continuing operating activities was $31 million for the six months ended June 30, 2014, compared with cash provided by continuing operating activities of $22 million for the six months ended June 30, 2013.  The decrease in cash provided by continuing operating activities was partially due to an increase in working capital of $354 million in 2014 compared to $351 million in 2013. The larger increase in working capital was, in part, due to an increase in inventories in the Company’s North American region in the first six months of 2014 caused by supply chain challenges.  The decrease in cash provided by continuing operating activities was also due to an increase in other net items of $82 million in 2014 compared to an increase of $15 million in 2013, primarily due to cash paid for returnable packaging and deferred customer contracts.  These higher payments were partially offset by higher earnings, a decrease in cash paid for restructuring activities of $9 million and a decrease in asbestos-related payments of $7 million.

Investing activities:  Cash utilized in investing activities was $178 million for the six months ended June 30, 2014 compared to $162 million for the six months ended June 30, 2013. Capital spending for property, plant and equipment was $196 million during the first six months of 2014 and $164 million during the same period in the prior year. The increase in capital spending in 2014 was primarily due to higher spending in Europe as part of the region’s ongoing asset optimization program. Investing activities in 2014 also included $18 million of other net activity that was primarily related to proceeds from the repayment of a loan from one of the Company’s noncontrolling partners in South America.

Financing activities:  Cash provided by financing activities was $26 million for the six months ended June 30, 2014 compared to cash utilized in financing activities of $29 million for the six months ended June 30, 2013.  Financing activities in 2014 included a net increase of $71 million to debt primarily related to seasonal working capital requirements.  The Company also paid $35 million in distributions to noncontrolling interests in the first six months of 2014.  Financing activities in 2013 included repayments of long-term debt of $724 million, primarily related to the discharge of the €300 million senior notes due 2017 and the repurchase of $46 million of the 2015 Exchangeable Notes, partially offset by additions to long-term debt of $674 million, primarily related to the issuance of the €330 million senior notes due 2021, and additions to short-term loans of $59 million.  The Company also paid $21 million in distributions to noncontrolling interests in the first six months of 2013.  The Company also repurchased shares of its common stock for $12 million and $10 million in the first six months of 2014 and 2013, respectively.

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

There have been no other material changes in critical accounting estimates at June 30, 2014 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Forward Looking Statements

This document contains “forward looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Forward looking statements reflect the Company’s current expectations and projections about future events at the time, and thus involve uncertainty and risk. The words “believe,” “expect,” “anticipate,” “will,” “could,” “would,” “should,” “may,” “plan,” “estimate,” “intend,” “predict,” “potential,” “continue,” and the negatives of these words and other similar expressions generally identify forward looking statements. It is possible the Company’s future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) foreign currency fluctuations relative to the U.S. dollar, specifically the Euro, Brazilian real and Australian dollar, (2) changes in capital availability or cost, including interest rate fluctuations and the ability of the Company to refinance debt at favorable terms, (3) the general political, economic and competitive conditions in markets and countries where the Company has operations, including uncertainties related to economic and social conditions, disruptions in capital markets, disruptions in the supply chain, competitive pricing pressures, inflation or deflation, and changes in tax rates and laws, (4) consumer preferences for alternative forms of packaging, (5) cost and availability of raw materials, labor, energy and transportation, (6) the Company’s ability to manage its cost structure, including its success in implementing restructuring plans and achieving cost savings, (7) consolidation among competitors and customers, (8) the ability of the Company to acquire businesses and expand plants, integrate operations of acquired businesses and achieve expected synergies, (9) unanticipated expenditures with respect to environmental, safety and health laws, (10) the Company’s ability to further develop its sales, marketing and product development capabilities, and (11) the timing and occurrence of events which are beyond the control of the Company, including any expropriation of the Company’s operations, floods and other natural disasters, events related to asbestos-related claims, and the other risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and any subsequently filed Quarterly Report on Form 10-Q. It is not possible to foresee or identify all such factors. Any forward looking statements in this document are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. Forward looking statements are not a guarantee of future performance and actual results or developments may differ materially from expectations. While the Company continually reviews trends and uncertainties affecting the Company’s results of operations and financial condition, the Company does not assume any obligation to update or supplement any particular forward looking statements contained in this document.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

There have been no material changes in market risk at June 30, 2014 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2014.

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

Item 1A.  Risk Factors.

There have been no material changes in risk factors at June 30, 2014 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in millions)

April 1 - April 30, 2014
May 1 - May 31, 2014	248	$32.68
June 1 - June 30, 2014	116	$33.41	364	$88

During the three months ended June 30, 2014, the Company purchased 364,000 shares of its common stock for $12 million pursuant to authorization by its Board of Directors in December 2013 to purchase up to $100 million of the Company’s common stock through December 31, 2015.

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

Exhibit 101

Financial statements from the quarterly report on Form 10-Q of Owens-Illinois, Inc. for the quarter ended June 30, 2014, formatted in XBRL: (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

OWENS-ILLINOIS, INC.

Date	July 30, 2014	By	/s/ Stephen P. Bramlage, Jr.
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

101

Financial statements from the quarterly report on Form 10-Q of Owens-Illinois, Inc. for the quarter ended June 30, 2014, formatted in XBRL: (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

*                 This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.