Form 10-Q
period 2014-09-30
OWENS ILLINOIS INC /DE/
filed 2014-10-29
CIK 812074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2014

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

The number of shares of common stock, par value $.01, of Owens-Illinois, Inc. outstanding as of September 30, 2014 was 164,909,767.

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

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales	$1,745	$1,784	$5,181	$5,206
Cost of goods sold	(1,408)	(1,432)	(4,165)	(4,166)
Gross profit	337	352	1,016	1,040

Selling and administrative expense	(118)	(119)	(382)	(377)
Research, development and engineering expense	(15)	(15)	(47)	(45)
Interest expense, net	(53)	(54)	(161)	(178)
Equity earnings	13	16	48	49
Other expense, net	(73)	(2)	(70)	(17)

Earnings from continuing operations before income taxes	91	178	404	472
Provision for income taxes	(23)	(40)	(89)	(110)

Earnings from continuing operations	68	138	315	362
Loss from discontinued operations	(1)	(2)	(22)	(15)

Net earnings	67	136	293	347
Net earnings attributable to noncontrolling interests	(7)	(6)	(18)	(16)
Net earnings attributable to the Company	$60	$130	$275	$331

Amounts attributable to the Company:
Earnings from continuing operations	$61	$132	$297	$346
Loss from discontinued operations	(1)	(2)	(22)	(15)
Net earnings	$60	$130	$275	$331

Basic earnings per share:
Earnings from continuing operations	$0.37	$0.80	$1.80	$2.10
Loss from discontinued operations	—	(0.01)	(0.13)	(0.09)
Net earnings	$0.37	$0.79	$1.67	$2.01

Weighted average shares outstanding (thousands)	164,798	164,546	164,821	164,330

Diluted earnings per share:
Earnings from continuing operations	$0.37	$0.79	$1.79	$2.08
Loss from discontinued operations	—	(0.01)	(0.13)	(0.09)
Net earnings	$0.37	$0.78	$1.66	$1.99

Weighted average diluted shares outstanding (thousands)	166,138	165,981	166,187	165,739

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME

(Dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net earnings	$67	$136	$293	$347
Other comprehensive income (loss):
Foreign currency translation adjustments	(216)	21	(134)	(167)
Pension and other postretirement benefit adjustments, net of tax	50	18	87	153
Change in fair value of derivative instruments	1		1
Other comprehensive income (loss) attributable to the Company	(165)	39	(46)	(14)
Other comprehensive income attributable to noncontrolling interests	(3)		(4)	(6)
Total comprehensive income (loss)	(101)	175	243	327
Net earnings attributable to noncontrolling interests	7	6	18	16
Comprehensive income (loss) attributable to the Company	$(105)	$169	$229	$317

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	September 30,	December 31,	September 30,
	2014	2013	2013
Assets
Current assets:
Cash and cash equivalents	$264	$383	$219
Receivables	1,042	943	1,172
Inventories	1,112	1,117	1,178
Prepaid expenses	105	107	103

Total current assets	2,523	2,550	2,672

Property, plant and equipment, net	2,499	2,632	2,657
Goodwill	1,960	2,059	2,059
Other assets	1,176	1,178	1,084

Total assets	$8,158	$8,419	$8,472

Liabilities and Share Owners’ Equity
Current liabilities:
Short-term loans and long-term debt due within one year	$1,067	$322	$366
Current portion of asbestos-related liabilities	150	150	155
Accounts payable	1,027	1,144	989
Other liabilities	544	638	577

Total current liabilities	2,788	2,254	2,087

Long-term debt	2,434	3,245	3,298
Asbestos-related liabilities	226	298	198
Other long-term liabilities	887	1,019	1,512
Share owners’ equity	1,823	1,603	1,377

Total liabilities and share owners’ equity	$8,158	$8,419	$8,472

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in millions)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net earnings	$293	$347
Loss from discontinued operations	22	15
Non-cash charges
Depreciation and amortization	342	321
Pension expense	38	77
Restructuring, asset impairment and related charges	79	10
Cash Payments
Pension contributions	(25)	(23)
Asbestos-related payments	(72)	(108)
Cash paid for restructuring activities	(45)	(54)
Change in components of working capital	(312)	(309)
Other, net (a)	(111)	(27)
Cash provided by continuing operating activities	209	249
Cash utilized in discontinued operating activities	(22)	(7)
Total cash provided by operating activities	187	242
Cash flows from investing activities:
Additions to property, plant and equipment	(290)	(239)
Other, net	23	(10)
Cash utilized in investing activities	(267)	(249)
Cash flows from financing activities:
Changes in borrowings, net	17	(159)
Issuance of common stock	5	22
Treasury shares purchased	(12)	(20)
Distributions paid to noncontrolling interests	(37)	(21)
Other, net	(2)	(20)
Cash utilized in financing activities	(29)	(198)
Effect of exchange rate fluctuations on cash	(10)	(7)
Decrease in cash	(119)	(212)
Cash at beginning of period	383	431
Cash at end of period	$264	$219

(a) Other, net includes other non-cash charges plus other changes in non-current assets and liabilities.

See accompanying notes.

OWENS-ILLINOIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tabular data dollars in millions, except per share amounts

1.              Segment Information

The Company has four reportable segments based on its geographic locations:  Europe, North America, South America and Asia Pacific.  These four segments are aligned with the Company’s internal approach to managing, reporting, and evaluating performance of its global glass operations.  Certain assets and activities not directly related to one of the regions or to glass manufacturing are reported with Retained corporate costs and other.  These include licensing, equipment sales, global engineering, and certain equity investments.  Retained corporate costs and other also includes certain headquarters administrative and facilities costs and certain incentive compensation and other benefit plan costs that are global in nature and are not allocable to the reportable segments.

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

Financial information for the three and nine months ended September 30, 2014 and 2013 regarding the Company’s reportable segments is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales:
Europe	$709	$733	$2,205	$2,129
North America	517	529	1,543	1,525
South America	313	282	826	820
Asia Pacific	197	236	584	714

Reportable segment totals	1,736	1,780	5,158	5,188
Other	9	4	23	18
Net sales	$1,745	$1,784	$5,181	$5,206

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Segment operating profit:
Europe	$104	$97	$300	$267
North America	66	87	214	254
South America	61	42	155	132
Asia Pacific	17	33	59	99
Reportable segment totals	248	259	728	752

Items excluded from segment operating profit:
Retained corporate costs and other	(20)	(27)	(79)	(92)
Restructuring, asset impairment and related charges	(84)		(84)	(10)
Interest expense, net	(53)	(54)	(161)	(178)
Earnings from continuing operations before income taxes	$91	$178	$404	$472

Financial information regarding the Company’s total assets is as follows:

	September 30,	December 31,	September 30,
	2014	2013	2013
Total assets:
Europe	$3,415	$3,509	$3,515
North America	2,030	1,995	2,007
South America	1,358	1,467	1,499
Asia Pacific	1,042	1,150	1,228

Reportable segment totals	7,845	8,121	8,249
Other	313	298	223
Consolidated totals	$8,158	$8,419	$8,472

2.  Receivables

Receivables consist of the following:

	September 30,	December 31,	September 30,
	2014	2013	2013

Trade accounts receivable	$887	$757	$995
Less: allowances for doubtful accounts and discounts	37	39	42
Net trade receivables	850	718	953
Other receivables	192	225	219

	$1,042	$943	$1,172

The Company uses various factoring programs to sell certain receivables to financial institutions as part of managing its cash flows.  The amount of receivables sold by the Company was $209 million, $192 million, and $125 million at September 30, 2014, December 31, 2013, and September 30, 2013, respectively.  The Company has no continuing involvement with the sold receivables.

3.  Inventories

Major classes of inventory are as follows:

	September 30,	December 31,	September 30,
	2014	2013	2013

Finished goods	$954	$958	$1,011
Raw materials	116	113	120
Operating supplies	42	46	47

	$1,112	$1,117	$1,178

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

Commodity Futures Contracts Designated as Cash Flow Hedges

The significant majority of the Company’s sales volume in North America is tied to customer contracts that contain provisions that pass the price of natural gas to the customer.  In certain of these contracts, the customer has the option of fixing the natural gas price component for a specified period of time.  When the customer exercises that option the Company enters into commodity futures contracts for the related natural gas requirements, in order to limit the effects of fluctuation in the future market price paid for natural gas and the related volatility in cash flows.  At September 30, 2014 and 2013, the Company had entered into commodity futures contracts covering approximately 1,800,000 MM BTUs and 6,600,000 MM BTUs, respectively, primarily related to customer requests to lock the price of natural gas.

The Company accounts for these futures contracts as cash flow hedges at September 30, 2014 and recognizes them on the balance sheet at fair value.  The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owners’ equity (“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings.  An immaterial unrecognized loss and an unrecognized loss of $1 million at September 30, 2014 and 2013 related to the commodity futures contracts was included in Accumulated OCI.  The immaterial unrecognized loss at September 30, 2014 will be reclassified into earnings over the next fifteen months.  Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.  The ineffectiveness related to these natural gas hedges for the three and nine months ended September 30, 2014 and 2013 was not material.

The effect of the commodity futures contracts on the results of operations for the three months ended September 30, 2014 and 2013 is as follows:

Amount of Gain (Loss)
Amount of Gain (Loss)		Reclassified from
Recognized in OCI on		Accumulated OCI into Income
Commodity Futures Contracts		(reported in cost of goods sold)
(Effective Portion)		(Effective Portion)
2014	2013	2014	2013

$1	$—	$—	$—

The effect of the commodity futures contracts on the results of operations for the nine months ended September 30, 2014 and 2013 is as follows:

		Amount of Gain (Loss)
Amount of Gain (Loss)		Reclassified from
Recognized in OCI on		Accumulated OCI into Income
Commodity Futures Contracts		(reported in cost of goods sold)
(Effective Portion)		(Effective Portion)
2014	2013	2014	2013

$3	$—	$2	$—

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

At September 30, 2014 and 2013, various subsidiaries of the Company had outstanding forward exchange and option agreements denominated in various currencies covering the equivalent of approximately $520 million and $740 million, respectively, related primarily to intercompany transactions and loans.

The effect of the forward exchange contracts on the results of operations for the three months ended September 30, 2014 and 2013 is as follows:

	Amount of Gain (Loss)
Location of Loss	Recognized in Income on
Recognized in Income on	Forward Exchange Contracts
Forward Exchange Contracts	2014	2013

Other expense	$1	$(7)

The effect of the forward exchange contracts on the results of operations for the nine months ended September 30, 2014 and 2013 is as follows:

	Amount of Gain (Loss)
Location of Gain (Loss)	Recognized in Income on
Recognized in Income on	Forward Exchange Contracts
Forward Exchange Contracts	2014	2013

Other expense	$—	$(19)

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

	Balance	Fair Value
	Sheet	September 30,	December 31,	September 30,
	Location	2014	2013	2013

Asset Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	a	$—	$1	$—
Derivatives not designated as hedging instruments:
Forward exchange contracts	a	10	3	4
Total asset derivatives		$10	$4	$4

Liability Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	c	$—	$—	$1

Derivatives not designated as hedging instruments:
Forward exchange contracts	c	6	7	12
Total liability derivatives		$6	$7	$13

5.  Restructuring Accruals

Selected information related to the restructuring accruals for the three months ended September 30, 2014 and 2013 is as follows:

	European Asset Optimization	Asia Pacific Restructuring	Other Restructuring Actions	Total Restructuring

Balance at July 1, 2014	$20	$3	$42	$65
Charges	1	73	5	79
Write-down of assets to net realizable value		(46)		(46)
Net cash paid, principally severance and related benefits	(3)	(2)	(2)	(7)
Pension charges transferred to other accounts		(7)		(7)
Other, including foreign exchange translation	(2)	(6)	(1)	(9)
Balance at September 30, 2014	$16	$15	$44	$75

	European Asset Optimization	Asia Pacific Restructuring	Other Restructuring Actions	Total Restructuring

Balance at July 1, 2013	$31	$3	$49	$83
Net cash paid, principally severance and related benefits	(5)		(2)	(7)
Other, including foreign exchange translation	1	(1)	(4)	(4)
Balance at September 30, 2013	$27	$2	$43	$72

Selected information related to the restructuring accruals for the nine months ended September 30, 2014 and 2013 is as follows:

	European Asset Optimization	Asia Pacific Restructuring	Other Restructuring Actions	Total Restructuring

Balance at January 1, 2014	$30	$20	$64	$114
Charges	1	73	5	79
Write-down of assets to net realizable value		(46)		(46)
Net cash paid, principally severance and related benefits	(8)	(15)	(22)	(45)
Pension charges transferred to other accounts		(7)		(7)
Other, including foreign exchange translation	(7)	(10)	(3)	(20)
Balance at September 30, 2014	$16	$15	$44	$75

	European Asset Optimization	Asia Pacific Restructuring	Other Restructuring Actions	Total Restructuring

Balance at January 1, 2013	$53	$6	$64	$123
Charges	7	2	1	10
Write-down of assets to net realizable value	(2)			(2)
Net cash paid, principally severance and related benefits	(32)	(5)	(17)	(54)
Other, including foreign exchange translation	1	(1)	(5)	(5)
Balance at September 30, 2013	$27	$2	$43	$72

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

European Asset Optimization

During the three and nine months ended September 30, 2014, the Company recorded charges of $1 million of employee costs related to the European Asset Optimization program.

During the nine months ended September 30, 2013, the Company recorded charges of $7 million related to the European Asset Optimization program.  These charges represented additional employee costs that the Company was required to record for the furnace closures announced during the fourth quarter of 2012.

Asia Pacific Restructuring

During the three and nine months ended September 30, 2014, the Company recorded charges of $73 million.  These charges primarily represented employee costs, write-down of assets, and pension charges that the Company was required to record for the furnace closure announced during the third quarter of 2014.

6.  Pension Benefit Plans and Other Postretirement Benefits

The components of the net periodic pension cost for the three months ended September 30, 2014 and 2013 are as follows:

	U.S.		Non-U.S.
	2014	2013	2014	2013
Service cost	$5	$6	$6	$9
Interest cost	27	26	16	17
Expected asset return	(45)	(45)	(23)	(23)

Amortization:
Prior Service cost			(1)
Actuarial loss	19	28	5	7

Net periodic pension cost	$6	$15	$3	$10

The components of the net periodic pension cost for the nine months ended September 30, 2014 and 2013 are as follows:

	U.S.		Non-U.S.
	2014	2013	2014	2013
Service cost	$17	$20	$20	$25
Interest cost	80	80	53	51
Expected asset return	(132)	(137)	(69)	(68)

Amortization:
Prior Service cost			(2)
Actuarial loss	55	83	16	23

Net periodic pension cost	$20	$46	$18	$31

The U.S. pension expense for the nine months ended September 30, 2013 excludes $8 million of special termination benefits that were recorded in discontinued operations.

During the nine months ended September 30, 2013, the Company recorded a curtailment gain of $5 million related to modifications made to one of its U.S. postretirement benefit plans that reduced or eliminated certain health care and life insurance benefits.  These modifications also resulted in a $55 million reduction in the postretirement benefit obligation that was recognized in accumulated other comprehensive income.

On October 1, 2014, the Company settled the liability associated with its pension plan in the Netherlands. The settlement is expected to result in a non-cash charge of approximately $35 million ($25 million after tax) in the fourth quarter of 2014.

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

8.  Debt

The following table summarizes the long-term debt of the Company:

	September 30,	December 31,	September 30,
	2014	2013	2013
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$60	$—	$—
Term Loans:
Term Loan B	405	405	450
Term Loan C (81 million CAD at September 30, 2014)	73	76	79
Term Loan D (€85 million at September 30, 2014)	108	117	133
Senior Notes:
3.00%, Exchangeable, due 2015	616	617	612
7.375%, due 2016	595	593	592
6.75%, due 2020 (€500 million)	635	690	675
4.875%, due 2021 (€330 million)	419	455	446
Senior Debentures:
7.80%, due 2018	250	250	250
Other	80	58	79
Total long-term debt	3,241	3,261	3,316
Less amounts due within one year	807	16	18
Long-term debt	$2,434	$3,245	$3,298

On May 19, 2011, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  At September 30, 2014, the Agreement included a $900 million revolving credit facility, a $405 million term loan, a 81 million Canadian dollar term loan, and a €85 million term loan, each of which has a final maturity date of May 19, 2016.  At September 30, 2014, the Company’s subsidiary borrowers had unused credit of $736 million available under the Agreement.

The weighted average interest rate on borrowings outstanding under the Agreement at September 30, 2014 was 2.02%.

The Company repurchased $15 million and $46 million of the 2015 Exchangeable Notes during the nine months ended September 30, 2014 and 2013, respectively.  The amount by which the cash paid exceeded the fair value of the notes repurchased was recorded as a reduction to share owners’ equity.  The Company recorded $3 million of additional interest charges for the loss on debt extinguishment and the related write-off of unamortized finance fees for the nine months ended September 30, 2013.  As of September 30, 2014 the remaining $616 million balance of the Exchangeable Notes are classified as current liabilities on the balance sheet since they mature on June 1, 2015.  The Company intends to refinance these notes prior to their due date.

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

Information related to the Company’s accounts receivable securitization program is as follows:

	September 30,	December 31,	September 30,
	2014	2013	2013

Balance (included in short-term loans)	$242	$276	$287

Weighted average interest rate	0.57%	1.41%	1.23%

The carrying amounts reported for the accounts receivable securitization program, and certain long-term debt obligations subject to frequently redetermined interest rates, approximate fair value.  Fair values for the Company’s significant fixed rate debt obligations are based on published market quotations, and are classified as Level 1 in the fair value hierarchy.

Fair values at September 30, 2014 of the Company’s significant fixed rate debt obligations are as follows:

		Indicated
	Principal	Market	Fair
	Amount	Price	Value
Senior Notes:
3.00% Exchangeable, due 2015	$629	$101.00	$635
7.375%, due 2016	600	107.50	645
6.75%, due 2020 (€500 million)	635	117.05	743
4.875%, due 2021 (€330 million)	419	107.62	451
Senior Debentures:
7.80%, due 2018	250	113.25	283

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

As of September 30, 2014, the Company has determined that it is a named defendant in asbestos lawsuits and claims involving approximately 2,500 plaintiffs and claimants.  Based on an analysis of the lawsuits pending as of December 31, 2013, approximately 80% of plaintiffs either do not specify the monetary damages sought, or in the case of court filings, claim an amount sufficient to invoke the jurisdictional minimum of the trial court.  Approximately 16% of plaintiffs specifically plead damages above the jurisdictional minimum up to, and including, $15 million or less, and 3% of plaintiffs specifically plead damages greater than $15 million but less than $100 million.  Fewer than 1% of plaintiffs specifically plead damages equal to or greater than $100 million.

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

Since receiving its first asbestos claim, the Company as of September 30, 2014, has disposed of the asbestos claims of approximately 394,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $8,800.  Certain of these dispositions have included deferred amounts payable over a number of years.  Deferred amounts payable totaled approximately $19 million at September 30, 2014 ($12 million at December 31, 2013) and are included in the foregoing average indemnity payment per claim.  The Company’s asbestos indemnity payments have varied on a per claim basis, and are expected to continue to vary considerably over time.  As discussed above, a part of the Company’s objective is to achieve, where possible, resolution of asbestos claims pursuant to claims-handling agreements.  Failure of claimants to meet certain medical and product exposure criteria in the Company’s administrative claims handling agreements has generally reduced the number of marginal or suspect claims that would otherwise have been received.  In addition, certain courts and legislatures have reduced or eliminated the number of marginal or suspect claims that the Company otherwise would have received.  These developments generally have had the effect of increasing the Company’s per-claim average indemnity payment over time.

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

The Company received a non-income tax assessment from a foreign tax authority for approximately $90 million (including penalties and interest).  The Company challenged this assessment, but the tax authority’s position was upheld in court.  The Company strongly disagrees with this ruling and believes it to be contradictory to other relevant court rulings, which were ruled in the Company’s favor.  The Company was notified that a higher court will hear this case during the fourth quarter of 2014.  A decision from the higher court is not expected until, at the earliest, the first quarter of 2015.  That decision could be favorable to the Company, unfavorable to the Company, referred to another court or remanded to the previous court.  Although the Company cannot predict the ultimate outcome of this case, it believes that it is probable that the tax authority’s assessment will be overturned by the higher court, and therefore, the Company has not established an accrual.  In order to contest the lower court rulings, legal rules require the Company to deposit the amount of the tax assessment, of which the final monthly installments will be remitted over the next nine months.  A favorable ruling by the higher court will result in a return to the Company of amounts paid. An unfavorable ruling will result in the forfeiture of the deposit, a charge of approximately $70 million and a net refund of approximately $20 million.  As of September 30, 2014, the Company has made installment payments totaling $77 million, which is included in Other assets on the balance sheet.

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

10.  Share Owners’ Equity

The activity in share owners’ equity for the three months ended September 30, 2014 and 2013 is as follows:

	Share Owners’ Equity of the Company
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings (Loss)	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Share Owners’ Equity

Balance on July 1, 2014	$2	$3,059	$(463)	$204	$(1,002)	$122	$1,922
Issuance of common stock (13,253 shares)							—
Reissuance of common stock (52,167 shares)			1				1
Stock compensation		3					3
Net earnings				60		7	67
Other comprehensive loss					(165)	(3)	(168)
Contributions from noncontrolling interests						(2)	(2)
Balance on September 30, 2014	$2	$3,062	$(462)	$264	$(1,167)	$124	$1,823

	Share Owners’ Equity of the Company
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings (Loss)	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Share Owners’ Equity

Balance on July 1, 2013	$2	$3,018	$(433)	$6	$(1,559)	$160	$1,194
Issuance of common stock (855,261 shares)		15					15
Reissuance of common stock (61,187 shares)			1				1
Treasury shares purchased (335,245 shares)			(10)				(10)
Stock compensation		1					1
Net earnings				130		6	136
Other comprehensive income					39		39
Distributions to noncontrolling interests						1	1
Balance on September 30, 2013	$2	$3,034	$(442)	$136	$(1,520)	$167	$1,377

During the three months ended September 30, 2013, the Company purchased 335,245 shares of its common stock for $10 million pursuant to authorization by its Board of Directors in August 2012 to purchase up to $75 million of the Company’s common stock through December 31, 2013.

The activity in share owners’ equity for the nine months ended September 30, 2014 and 2013 is as follows:

	Share Owners’ Equity of the Company
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings (Loss)	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Share Owners’ Equity

Balance on January 1, 2014	$2	$3,040	$(454)	$(11)	$(1,121)	$147	$1,603
Issuance of common stock (226,795 shares)		5					5
Reissuance of common stock (149,234 shares)			4				4
Treasury shares purchased (364,436 shares)			(12)				(12)
Stock compensation		17					17
Net earnings				275		18	293
Other comprehensive loss					(46)	(4)	(50)
Distributions to noncontrolling interests						(37)	(37)
Balance on September 30, 2014	$2	$3,062	$(462)	$264	$(1,167)	$124	$1,823

	Share Owners’ Equity of the Company
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings (Loss)	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Share Owners’ Equity

Balance on January 1, 2013	$2	$3,005	$(425)	$(195)	$(1,506)	$174	$1,055
Issuance of common stock (1,285,826 shares)		22					22
Reissuance of common stock (159,111 shares)			3				3
Treasury shares purchased (683,534 shares)			(20)				(20)
Repurchase of exchangeable notes		(1)					(1)
Stock compensation		8					8
Net earnings				331		16	347
Other comprehensive loss					(14)	(6)	(20)
Distributions to noncontrolling interests						(21)	(21)
Contributions from noncontrolling interests						4	4
Balance on September 30, 2013	$2	$3,034	$(442)	$136	$(1,520)	$167	$1,377

During the nine months ended September 30, 2014, the Company purchased 364,436 shares of its common stock for $12 million pursuant to authorization by its Board of Directors in December 2013 to purchase up to $100 million of the Company’s common stock through December 31, 2015.

During the nine months ended September 30, 2013, the Company purchased 683,534 shares of its common stock for $20 million pursuant to authorization by its Board of Directors in August 2012 to purchase up to $75 million of the Company’s common stock through December 31, 2013.

The Company has 250,000,000 shares of common stock authorized with a par value of $.01 per share. Shares outstanding are as follows:

	Shares Outstanding (in thousands)
	September 30,	December 31,	September 30,
	2014	2013	2013

Shares of common stock issued (including treasury shares)	183,911	183,500	183,371

Treasury shares	19,001	18,786	18,426

11. Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three months ended September 30, 2014 and 2013 is as follows:

	Net Effect of Exchange Rate Fluctuations	Change in Certain Derivative Instruments	Employee Benefit Plans	Total Accumulated Other Comprehensive Loss

Balance on July 1, 2014	$311	$(12)	$(1,301)	$(1,002)

Change before reclassifications	(216)	1		(215)
Amounts reclassified from accumulated other comprehensive income			19 (b)	19
Translation effect			22	22
Tax effect			9	9

Other comprehensive income attributable to the Company	(216)	1	50	(165)

Balance on September 30, 2014	$95	$(11)	$(1,251)	$(1,167)

	Net Effect of Exchange Rate Fluctuations	Change in Certain Derivative Instruments	Employee Benefit Plans	Total Accumulated Other Comprehensive Loss

Balance on July 1, 2013	$267	$(14)	$(1,812)	$(1,559)

Change before reclassifications	21			21
Amounts reclassified from accumulated other comprehensive income			34 (b)	34
Translation effect			(14)	(14)
Tax effect			(2)	(2)

Other comprehensive income attributable to the Company	21	—	18	39

Balance on September 30, 2013	$288	$(14)	$(1,794)	$(1,520)

The activity in accumulated other comprehensive loss for the nine months ended September 30, 2014 and 2013 is as follows:

	Net Effect of Exchange Rate Fluctuations	Change in Certain Derivative Instruments		Employee Benefit Plans	Total Accumulated Other Comprehensive Loss

Balance on January 1, 2014	$229	$(12)		$(1,338)	$(1,121)

Change before reclassifications	(134)	3			(131)
Amounts reclassified from accumulated other comprehensive income		(2	)(a)	64 (b)	62
Translation effect				16	16
Tax effect				7	7

Other comprehensive income attributable to the Company	(134)	1		87	(46)

Balance on September 30, 2014	$95	$(11)		$(1,251)	$(1,167)

	Net Effect of Exchange Rate Fluctuations	Change in Certain Derivative Instruments	Employee Benefit Plans	Total Accumulated Other Comprehensive Loss

Balance on January 1, 2013	$455	$(14)	$(1,947)	$(1,506)

Change before reclassifications	(167)		55	(112)
Amounts reclassified from accumulated other comprehensive income			103 (b)	103
Translation effect			1	1
Tax effect			(6)	(6)

Other comprehensive income attributable to the Company	(167)	—	153	(14)

Balance on September 30, 2013	$288	$(14)	$(1,794)	$(1,520)

(a)         Amount is included in Cost of goods sold on the Condensed Consolidated Results of Operations (see Note 4 for additional information).

(b)         Amount is included in the computation of net periodic pension cost (see Note 6 for additional information) and net postretirement benefit cost.

12. Other Expense

During the three and nine months ended September 30, 2014, the Company recorded charges of $79 million for restructuring, asset impairment and related charges of which $71 million was recorded to other expense. These charges were primarily related to the Company’s Asia Pacific Restructuring.  See Note 5 for additional information.

During the nine months ended September 30, 2013, the Company recorded charges of $10 million to other expense for restructuring, asset impairment and related charges primarily related to the Company’s European Asset Optimization program.  See Note 5 for additional information.

13. Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share:

	Three months ended September 30,
	2014	2013
Numerator:
Net earnings attributable to the Company	$60	$130

Denominator (in thousands):
Denominator for basic earnings per share - weighted average shares outstanding	164,798	164,546
Effect of dilutive securities:
Stock options and other	1,340	1,435
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	166,138	165,981

Basic earnings per share:
Earnings from continuing operations	$0.37	$0.80
Loss from discontinued operations	—	(0.01)
Net earnings	$0.37	$0.79

Diluted earnings per share:
Earnings from continuing operations	$0.37	$0.79
Loss from discontinued operations	—	(0.01)
Net earnings	$0.37	$0.78

Options to purchase 997,554 and 1,355,622 weighted average shares of common stock which were outstanding during the three months ended September 30, 2014 and 2013, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

	Nine months ended September 30,
	2014	2013
Numerator:
Net earnings attributable to the Company	$275	$331

Denominator (in thousands):
Denominator for basic earnings per share - weighted average shares outstanding	164,821	164,330
Effect of dilutive securities:
Stock options and other	1,366	1,409
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	166,187	165,739

Basic earnings per share:
Earnings from continuing operations	$1.80	$2.10
Loss from discontinued operations	(0.13)	(0.09)
Net earnings	$1.67	$2.01

Diluted earnings per share:
Earnings from continuing operations	$1.79	$2.08
Loss from discontinued operations	(0.13)	(0.09)
Net earnings	$1.66	$1.99

Options to purchase 660,479 and 1,505,341 weighted average shares of common stock which were outstanding during the nine months ended September 30, 2014 and 2013, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

The 2015 Exchangeable Notes have a dilutive effect only in those periods in which the Company’s average stock price exceeds the exchange price of $47.47 per share.  For the three and nine months ended September 30, 2014 and 2013, the Company’s average stock price did not exceed the exchange price.  Therefore, the potentially issuable shares resulting from the settlement of the 2015 Exchangeable Notes were not included in the calculation of diluted earnings per share.

14.  Supplemental Cash Flow Information

	Nine months ended September 30,
	2014	2013

Interest paid in cash	$165	$180

Income taxes paid in cash:
U.S.	$—	$1
Non-U.S.	91	96
Total income taxes paid in cash	$91	$97

Cash interest for 2013 includes note repurchase premiums of $10 million related to the discharge of the Company’s 6.875% senior notes due 2017.

15.  Discontinued Operations

The loss from discontinued operations of $22 million for the nine months ended September 30, 2014 included a settlement of a dispute with a purchaser of a previously disposed business, as well as ongoing costs related to the Venezuela expropriation.  The loss from discontinued operations of $15 million for the nine months ended September 30, 2013 included special termination benefits related to a previously disposed business, as well as ongoing costs related to the Venezuela expropriation.

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

	September 30, 2014
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$—	$—	$264	$—	$264
Receivables			1,042		1,042
Inventories			1,112		1,112
Prepaid expenses			105		105
Total current assets	—	—	2,523	—	2,523
Investments in and advances to subsidiaries	2,325	2,075		(4,400)	—

Property, plant and equipment, net			2,499		2,499
Goodwill			1,960		1,960
Other assets			1,176		1,176

Total assets	$2,325	$2,075	$8,158	$(4,400)	$8,158

Current liabilities:
Short-term loans and long-term debt due within one year	$—	$—	$1,067	$—	$1,067
Current portion of asbestos liability	150				150
Accounts payable			1,027		1,027
Other liabilities			544		544

Total current liabilities	150	—	2,638	—	2,788

Long-term debt	250		2,434	(250)	2,434
Asbestos-related liabilities	226				226
Other long-term liabilities			887		887
Share owners’ equity	1,699	2,075	2,199	(4,150)	1,823
Total liabilities and share owners’ equity	$2,325	$2,075	$8,158	$(4,400)	$8,158

	December 31, 2013
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$—	$—	$383	$—	$383
Receivables			943		943
Inventories			1,117		1,117
Prepaid expenses			107		107
Total current assets	—	—	2,550	—	2,550
Investments in and advances to subsidiaries	2,154	1,904		(4,058)	—

Property, plant and equipment, net			2,632		2,632
Goodwill			2,059		2,059
Other assets			1,178		1,178

Total assets	$2,154	$1,904	$8,419	$(4,058)	$8,419

Current liabilities:
Short-term loans and long-term debt due within one year	$—	$—	$322	$—	$322
Current portion of asbestos liability	150				150
Accounts payable			1,144		1,144
Other liabilities			638		638

Total current liabilities	150	—	2,104	—	2,254

Long-term debt	250		3,245	(250)	3,245
Asbestos-related liabilities	298				298
Other long-term liabilities			1,019		1,019
Share owners’ equity	1,456	1,904	2,051	(3,808)	1,603
Total liabilities and share owners’ equity	$2,154	$1,904	$8,419	$(4,058)	$8,419

	September 30, 2013
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$—	$—	$219	$—	$219
Receivables			1,172		1,172
Inventories			1,178		1,178
Prepaid expenses			103		103
Total current assets	—	—	2,672	—	2,672
Investments in and advances to subsidiaries	1,813	1,563		(3,376)	—

Property, plant and equipment, net			2,657		2,657
Goodwill			2,059		2,059
Other assets			1,084		1,084

Total assets	$1,813	$1,563	$8,472	$(3,376)	$8,472

Current liabilities:
Short-term loans and long-term debt due within one year	$—	$—	$366	$—	$366
Current portion of asbestos liability	155				155
Accounts payable			989		989
Other liabilities			577		577

Total current liabilities	155	—	1,932	—	2,087

Long-term debt	250		3,298	(250)	3,298
Asbestos-related liabilities	198				198
Other long-term liabilities			1,512		1,512
Share owners’ equity	1,210	1,563	1,730	(3,126)	1,377
Total liabilities and share owners’ equity	$1,813	$1,563	$8,472	$(3,376)	$8,472

	Three months ended September 30, 2014
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$1,745	$—	$1,745
Cost of goods sold			(1,408)		(1,408)

Gross profit	—	—	337	—	337

Selling and administrative expense			(118)		(118)
Research, development and engineering expense			(15)		(15)
Net intercompany interest	5		(5)		—
Interest expense, net	(5)		(48)		(53)
Equity earnings from subsidiaries	60	60		(120)	—
Other equity earnings			13		13
Other expense, net			(73)		(73)

Earnings before income taxes	60	60	91	(120)	91
Provision for income taxes			(23)		(23)

Earnings from continuing operations	60	60	68	(120)	68
Loss from discontinued operations			(1)		(1)

Net earnings	60	60	67	(120)	67
Net earnings attributable to noncontrolling interests			(7)		(7)

Net earnings attributable to the Company	$60	$60	$60	$(120)	$60

	Three months ended September 30, 2014
			Non-
		Guarantor	Guarantor
Comprehensive Income	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net earnings	$60	$60	$67	$(120)	$67
Other comprehensive income (loss) attributable to the Company	(165)	(165)	(186)	351	(165)

Other comprehensive income attributable to noncontrolling interests	—	—	(3)	—	(3)
Total comprehensive income (loss)	(105)	(105)	(122)	231	(101)
Net earnings attributable to noncontrolling interests	—	—	7	—	7

Comprehensive income (loss) attributable to the Company	$(105)	$(105)	$(126)	$231	$(105)

	Three months ended September 30, 2013
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$1,784	$—	$1,784
Cost of goods sold			(1,432)		(1,432)

Gross profit	—	—	352	—	352

Selling and administrative expense			(119)		(119)
Research, development and engineering expense			(15)		(15)
Net intercompany interest	5		(5)		—
Interest expense, net	(5)		(49)		(54)
Equity earnings from subsidiaries	130	130		(260)	—
Other equity earnings			16		16
Other expense, net			(2)		(2)

Earnings before income taxes	130	130	178	(260)	178
Provision for income taxes			(40)		(40)

Earnings from continuing operations	130	130	138	(260)	138
Loss from discontinued operations			(2)		(2)

Net earnings	130	130	136	(260)	136
Net earnings attributable to noncontrolling interests			(6)		(6)

Net earnings attributable to the Company	$130	$130	$130	$(260)	$130

	Three months ended September 30, 2013
			Non-
		Guarantor	Guarantor
Comprehensive Income	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net earnings	$130	$130	$136	$(260)	$136
Other comprehensive income (loss) attributable to the Company	39	39	12	(51)	39

Other comprehensive income attributable to noncontrolling interests	—	—	—	—	—
Total comprehensive income (loss)	169	169	148	(311)	175
Net earnings attributable to noncontrolling interests	—	—	6	—	6

Comprehensive income (loss) attributable to the Company	$169	$169	$142	$(311)	$169

	Nine months ended September 30, 2014
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$5,181	$—	$5,181
Cost of goods sold			(4,165)		(4,165)

Gross profit	—	—	1,016	—	1,016

Selling and administrative expense			(382)		(382)
Research, development and engineering expense			(47)		(47)
Net intercompany interest	15		(15)		—
Interest expense, net	(15)		(146)		(161)
Equity earnings from subsidiaries	275	275		(550)	—
Other equity earnings			48		48
Other expense, net			(70)		(70)

Earnings before income taxes	275	275	404	(550)	404
Provision for income taxes			(89)		(89)

Earnings from continuing operations	275	275	315	(550)	315
Loss from discontinued operations			(22)		(22)

Net earnings	275	275	293	(550)	293
Net earnings attributable to noncontrolling interests			(18)		(18)

Net earnings attributable to the Company	$275	$275	$275	$(550)	$275

	Nine months ended September 30, 2014
			Non-
		Guarantor	Guarantor
Comprehensive Income	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net earnings	$275	$275	$293	$(550)	$293
Other comprehensive income (loss) attributable to the Company	(46)	(46)	(115)	161	(46)

Other comprehensive income attributable to noncontrolling interests	—	—	(4)	—	(4)
Total comprehensive income (loss)	229	229	174	(389)	243
Net earnings attributable to noncontrolling interests	—	—	18	—	18

Comprehensive income (loss) attributable to the Company	$229	$229	$160	$(389)	$229

	Nine months ended September 30, 2013
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$5,206	$—	$5,206
Cost of goods sold			(4,166)		(4,166)

Gross profit	—	—	1,040	—	1,040

Selling and administrative expense			(377)		(377)
Research, development and engineering expense			(45)		(45)
Net intercompany interest	15		(15)		—
Interest expense, net	(15)		(163)		(178)
Equity earnings from subsidiaries	331	331		(662)	—
Other equity earnings			49		49
Other expense, net			(17)		(17)

Earnings before income taxes	331	331	472	(662)	472
Provision for income taxes			(110)		(110)

Earnings from continuing operations	331	331	362	(662)	362
Loss from discontinued operations			(15)		(15)

Net earnings	331	331	347	(662)	347
Net earnings attributable to noncontrolling interests			(16)		(16)

Net earnings attributable to the Company	$331	$331	$331	$(662)	$331

	Nine months ended September 30, 2013
			Non-
		Guarantor	Guarantor
Comprehensive Income	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net earnings	$331	$331	$347	$(662)	$347
Other comprehensive income (loss) attributable to the Company	(14)	(14)	(94)	108	(14)

Other comprehensive income attributable to noncontrolling interests	—	—	(6)	—	(6)
Total comprehensive income (loss)	317	317	247	(554)	327
Net earnings attributable to noncontrolling interests	—	—	16	—	16

Comprehensive income (loss) attributable to the Company	$317	$317	$237	$(554)	$317

	Nine months ended September 30, 2014
			Non-
		Guarantor	Guarantor
Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash provided by (utilized in) operating activities	$(72)	$—	$259	$—	$187
Cash utilized in investing activities			(267)		(267)
Cash provided by (utilized in) financing activities	72		(101)		(29)

Effect of exchange rate change on cash			(10)		(10)

Net change in cash	—	—	(119)	—	(119)
Cash at beginning of period			383		383

Cash at end of period	$—	$—	$264	$—	$264

	Nine months ended September 30, 2013
			Non-
		Guarantor	Guarantor
Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash provided by (utilized in) operating activities	$(108)	$—	$350	$—	$242
Cash utilized in investing activities			(249)		(249)
Cash provided by (utilized in) financing activities	108		(306)		(198)

Effect of exchange rate change on cash			(7)		(7)

Net change in cash	—	—	(212)	—	(212)
Cash at beginning of period			431		431

Cash at end of period	$—	$—	$219	$—	$219

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

Financial information for the three and nine months ended September 30, 2014 and 2013 regarding the Company’s reportable segments is as follows (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net Sales:
Europe	$709	$733	$2,205	$2,129
North America	517	529	1,543	1,525
South America	313	282	826	820
Asia Pacific	197	236	584	714

Reportable segment totals	1,736	1,780	5,158	5,188
Other	9	4	23	18
Net Sales	$1,745	$1,784	$5,181	$5,206

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Segment operating profit:
Europe	$104	$97	$300	$267
North America	66	87	214	254
South America	61	42	155	132
Asia Pacific	17	33	59	99
Reportable segment totals	248	259	728	752

Items excluded from segment operating profit:
Retained corporate costs and other	(20)	(27)	(79)	(92)
Restructuring, asset impairment and related charges	(84)		(84)	(10)
Interest expense, net	(53)	(54)	(161)	(178)
Earnings from continuing operations before income taxes	91	178	404	472
Provision for income taxes	(23)	(40)	(89)	(110)
Earnings from continuing operations	68	138	315	362
Loss from discontinued operations	(1)	(2)	(22)	(15)
Net earnings	67	136	293	347
Net earnings attributable to noncontrolling interests	(7)	(6)	(18)	(16)
Net earnings attributable to the Company	$60	$130	$275	$331

Amounts attributable to the Company:
Earnings from continuing operations	$61	$132	$297	$346
Loss from discontinued operations	(1)	(2)	(22)	(15)
Net earnings	$60	$130	$275	$331

Note:  All amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Quarters ended September 30, 2014 and 2013

Third Quarter 2014 Highlights

•                  Net sales were lower due to a 3% decrease in glass container shipments and unfavorable foreign currency exchange rate changes, partially offset by higher pricing.

•                  Segment operating profit was lower due to lower sales volumes and higher operating costs, partially offset by higher selling prices.

•                  The Company agreed to enter into a joint venture with Constellation Brands, Inc. to operate a glass container plant in Nava, Mexico.

Net sales were $39 million lower than the prior year due to a 3% decline in glass container shipments, driven by lower sales volumes in Europe, North America and Asia Pacific.  Unfavorable foreign currency exchange rates also impacted net sales in the quarter.  Higher pricing, primarily in the North and South American regions, benefited net sales in the quarter.

Segment operating profit for reportable segments was $11 million lower than the prior year, primarily due to higher operating costs.  Lower production volumes in North America and Asia Pacific and cost inflation in most of the regions increased operating costs in the quarter.  In addition, lower sales volumes in most of the regions also resulted in lower segment profit contribution.  These higher costs were partially offset by improved selling prices.

Earnings from continuing operations attributable to the Company in the third quarter of 2014 were $61 million, or $0.37 per share (diluted), compared with $132 million, or $0.79 per share (diluted), for the third quarter of 2013.  Earnings in the third quarter of 2014 included items that management considered not representative of ongoing operations.  These items were primarily for restructuring, asset impairment, and related charges and decreased net earnings attributable to the Company in the third quarter of 2014 by $63 million, or $0.38 per share.  There were no items that management considered not representative of ongoing operations in the third quarter of 2013.

Results of Operations — Third Quarter of 2014 compared with Third Quarter of 2013

Net Sales

The Company’s net sales in the third quarter of 2014 were $1,745 million compared with $1,784 million for the third quarter of 2013, a decrease of $39 million, or 2%.  The decrease in net sales was partly due to a 3% decline in glass container shipments in the third quarter of 2014 compared to the third quarter of 2013.  Lower sales volumes in Europe, North America and Asia Pacific were partially offset by higher sales volumes in South America.  The unfavorable effect of foreign currency exchange rate changes also contributed to the decrease in net sales, primarily due to a weaker Euro and Brazilian real.  Higher selling prices, primarily in the North and South American regions, benefited net sales in the quarter.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales - 2013		$1,780
Price	$14
Sales volume	(39)
Effects of changing foreign currency rates	(19)

Total effect on net sales		(44)
Net sales - 2014		$1,736

Europe:  Net sales in Europe in the third quarter of 2014 were $709 million compared with $733 million for the third quarter of 2013, a decrease of $24 million, or 3%.  Glass container shipments in the third quarter of 2014 decreased 1% compared to the third quarter of 2013 and lowered net sales by $5 million.  The unfavorable effect of foreign currency exchange rate changes decreased net sales by $8 million in the current quarter as the Euro weakened in relation to the U.S. dollar.  Lower selling prices impacted net sales by $11 million during the quarter.

North America:  Net sales in North America in the third quarter of 2014 were $517 million compared with $529 million for the third quarter of 2013, a decrease of $12 million, or 2%.  Lower glass container shipments in the third quarter of 2014, which were down by 3% compared to the third quarter of 2013, decreased net sales by $20 million.  The lower sales volume in the quarter was primarily due to decreases in megabeer bottle sales within the beer category.  Higher selling prices increased net sales by $11 million in the third quarter of 2014 due, in part, to the Company’s contractual pass through provisions, as well as from passing through freight costs for a large customer.  Unfavorable foreign currency exchange rates decreased net sales by $3 million, as the Canadian dollar weakened in relation to the U.S. dollar.

South America:  Net sales in South America in the third quarter of 2014 were $313 million compared with $282 million for the third quarter of 2013, an increase of $31 million, or 11%.  Higher glass container shipments in the third quarter of 2014, which were up 15% compared to the third quarter of 2013, increased net sales by $31 million.  The higher sales volume was primarily due to increased beer demand across the region particularly in the Andean countries, partially due to the non-recurrence of general strikes in Colombia that impacted shipments in the third quarter of 2013.  Improved pricing in the current quarter benefited net sales by $9 million.  The unfavorable effects of foreign currency exchange rate changes decreased net sales $9 million in the third quarter of 2014 compared to 2013, principally due to a decline in the Brazilian real in relation to the U.S. dollar.

Asia Pacific:  Net sales in Asia Pacific in the third quarter of 2014 were $197 million compared with $236 million for the third quarter of 2013, a decrease of $39 million, or 17%.  The decrease in net sales was primarily due to lower shipments, which resulted in $45 million of lower sales in the third quarter of 2014.  Glass container shipments were down 24% compared to the prior year primarily due to planned plant closures in China.  Sales volumes were also unfavorably impacted by lower shipments in Australia due to weaker demand trends in domestic beer and export wine markets.  To balance supply with demand, the Company permanently closed a furnace in Australia in the third quarter of 2014.  Selling prices were $5 million higher and benefited net sales in the current quarter.  The effects of foreign currency exchange rate changes during the third quarter of 2014 increased net sales in the region by $1 million.

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

Segment operating profit of reportable segments in the third quarter of 2014 was $248 million compared to $259 million for the third quarter of 2013, a decrease of $11 million, or 4%.  The decrease in segment operating profit was mainly due to higher operating costs, partially offset by higher selling prices.  Operating costs were higher in the current quarter due to cost inflation, as well as due to the impact of lower production volumes in North America and Asia Pacific.  In addition, segment profit was impacted by lower sales volumes as described above.  The unfavorable effects of foreign currency exchange rate changes during the third quarter of 2014 slightly decreased segment operating profit.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Segment operating profit - 2013		$259
Price	$14
Sales volume	(3)
Operating costs	(21)
Effects of changing foreign currency rates	(1)

Total net effect on segment operating profit		(11)
Segment operating profit - 2014		$248

Europe:  Segment operating profit in Europe in the third quarter of 2014 was $104 million compared with $97 million in the third quarter of 2013, an increase of $7 million, or 7%.  Lower operating expenses, driven by cost deflation and benefits from the region’s asset optimization program, had a $20 million positive impact on segment operating profit in the third quarter of 2014.  This was partially offset by $11 million in lower selling prices in the current year due, in part, to competitive pressures in the region.  The decrease in sales volume discussed above decreased segment operating profit by $1 million.  The unfavorable effects of foreign currency exchange rates decreased segment operating profit by $1 million.

North America:  Segment operating profit in North America in the third quarter of 2014 was $66 million compared with $87 million in the third quarter of 2013, a decrease of $21 million, or 24%.  The decrease in segment operating profit was primarily due to $26 million of higher operating costs in the current quarter, which was driven by lower productivity levels and cost inflation.  The decline in sales volumes discussed above decreased segment operating profit by $6 million.  Higher selling prices of $11 million partially offset these declines.

South America:  Segment operating profit in South America in the third quarter of 2014 was $61 million compared with $42 million in the third quarter of 2013, an increase of $19 million, or 45%.  The higher sales volume discussed above increased segment operating profit by $11 million.  Higher selling prices contributed $9 million to segment operating profit in the third quarter of 2014.  Operating costs increased by $1 million in the third quarter of 2014.

Asia Pacific:  Segment operating profit in Asia Pacific in the third quarter of 2014 was $17 million compared with $33 million in the third quarter of 2013, a decrease of $16 million, or 48%.  The decrease in segment operating profit was primarily due to a $14 million increase in operating costs due to lower production volumes and cost inflation.  The decline in sales volume discussed above decreased segment operating profit by $7 million in the quarter.  This was partially offset by a $5 million increase in selling prices.

Interest Expense, net

Net interest expense for the third quarter of 2014 was $53 million compared with $54 million for the third quarter of 2013, reflecting lower debt levels.

Earnings from Continuing Operations Attributable to the Company

For the third quarter of 2014, the Company recorded earnings from continuing operations attributable to the Company of $61 million, or $0.37 per share (diluted), compared to $132 million, or $0.79 per share (diluted), in the third quarter of 2013.  Earnings in the third quarter of 2014 included items that management considered not representative of ongoing operations.  These items were primarily for restructuring, asset impairment, and related charges and these items decreased net earnings attributable to the Company in the third quarter of 2014 by $63 million, or $0.38 per share.  There were no items that management considered not representative of ongoing operations in the third quarter of 2013.

Executive Overview — Nine Months ended September 30, 2014 and 2013

2014 Highlights

•                  Net sales decreased due to a decline in glass container shipments and unfavorable effects of foreign currency exchange rate changes, partially offset by higher selling prices.

•                  Segment operating profit decreased due to higher operating costs, partially offset by higher selling prices.

•                  The Company agreed to enter into a joint venture with Constellation Brands, Inc. to operate a glass container plant in Nava, Mexico.

Net sales decreased by $25 million compared to the prior year due to a 1% decline in glass container shipments and due to the unfavorable effect of changes in foreign currency exchange rates.  Higher selling prices had a positive impact on net sales.

Segment operating profit for reportable segments decreased by $24 million compared to the prior year.  The decrease was mainly attributable to higher operating costs, driven by cost inflation in most of the regions, higher supply chain and production costs in North America and lower production volumes in Asia Pacific.  Higher selling prices partially offset these costs.

Net interest expense for the first nine months of 2014 decreased $17 million compared to the first nine months of 2013.  The decrease was due to $14 million of note repurchase premiums and the write-off of finance fees related to debt that was repaid during 2013 prior to its maturity that did not reoccur in the first nine months of 2014.

Earnings from continuing operations attributable to the Company for the first nine months of 2014 were $297 million, or $1.79 per share (diluted), compared with $346 million, or $2.08 per share (diluted), for the first nine months of 2013.  Earnings in both periods included items that management considered not representative of ongoing operations.  These items were primarily for restructuring, asset impairment, and related charges and these items decreased earnings from continuing operations attributable to the Company by $63 million, or $0.38 per share, in 2014 and $20 million, or $0.12 per share, in 2013.

Results of Operations — First nine months of 2014 compared with first nine months of 2013

Net Sales

The Company’s net sales in the first nine months of 2014 were $5,181 million compared with $5,206 million for the first nine months of 2013, a decrease of $25 million.  Glass container shipments, in tonnes, were down 1% in 2014 compared to 2013, driven by lower sales in Asia Pacific.  Net sales were also lower due to the unfavorable effects of foreign currency exchange rate changes, primarily due to a weaker Brazilian real and Australian dollar in relation to the U.S. dollar, partially offset by a stronger Euro.  Net sales in 2014 benefited from higher selling prices.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales - 2013		$5,188
Price	$53
Sales volume	(44)
Effects of changing foreign currency rates	(39)

Total effect on net sales		(30)
Net sales - 2014		$5,158

Europe:  Net sales in Europe in the first nine months of 2014 were $2,205 million compared with $2,129 million for the first nine months of 2013, an increase of $76 million, or 4%.  Glass container shipments in 2014 increased 2% compared to the prior year, particularly in the beer and wine categories.  The higher sales volume, which increased net sales by $47 million, was mainly due to unseasonably warm weather conditions in the first quarter and the carryover benefits of the Company’s wine share recovery efforts from the prior year.  Net sales in Europe also increased by $57 million due to the favorable effects of foreign currency exchange rate changes, as the Euro strengthened in relation to the U.S. dollar.  Partially offsetting these increases in net sales was a $28 million impact from lower selling prices.

North America:  Net sales in North America in the first nine months of 2014 were $1,543 million compared with $1,525 million for the first nine months of 2013, an increase of $18 million, or 1%.  Glass container shipments were slightly lower in the current year compared to the prior year, but a more unfavorable sales mix resulted in a $10 million decrease to sales.  This unfavorable sales mix was primarily due to lower shipments in the wine and spirits categories.  Higher selling prices of $38 million also increased net sales in the first nine months of 2014 due, in part, to the Company’s contractual pass through provisions, as well as from passing through the freight costs for a large customer.  Unfavorable foreign currency exchange rates decreased net sales by $10 million, as the Canadian dollar weakened in relation to the U.S. dollar.

South America:  Net sales in South America in the first nine months of 2014 were $826 million compared with $820 million for the first nine months of 2013, an increase of $6 million, or 1%.  Glass container shipments increased nearly 8% for the first nine months of 2014 and resulted in a $31 million increase in sales.  Volume growth was particularly strong in Brazil in the first nine months of 2014.  The unfavorable effects of foreign currency exchange rate changes decreased net sales $61 million in 2014 compared to 2013, principally due to a decline in the Brazilian real in relation to the U.S. dollar.  Improved pricing in the current year benefited net sales by $36 million.

Asia Pacific:  Net sales in Asia Pacific in the first nine months of 2014 were $584 million compared with $714 million for the first nine months of 2013, a decrease of $130 million, or 18%.  The decrease in net sales was primarily due to lower sales volume, which resulted in $112 million of lower sales in the first nine months of 2014.  Glass container shipments were down 20% compared to the prior year, largely due to the planned plant closures in China, as well as lower shipments in Australia due to weaker demand trends in the domestic beer and export wine markets.  To balance supply with demand, the Company permanently closed a furnace in Australia in the third quarter of 2014.  The unfavorable effects of foreign currency exchange rate changes decreased net sales $25 million in 2014 compared to 2013, primarily due to the weakening of the Australian dollar in relation to the U.S. dollar.  Higher prices increased net sales by $7 million in the current year.

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

Segment operating profit of reportable segments in the first nine months of 2014 was $728 million compared to $752 million for the first nine months of 2013, a decrease of $24 million, or 3%.  The decline in segment operating profit was primarily due to higher operating costs, partially offset by higher sales volume and selling prices.  Operating costs increased in the current year due to cost inflation, higher supply chain and production costs in North America and lower production volumes in Asia Pacific.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Segment operating profit - 2013		$752
Price	$53
Sales volume	8
Operating costs, net of asset sales	(87)
Effects of changing foreign currency rates	2

Total net effect on segment operating profit		(24)
Segment operating profit - 2014		$728

Europe:  Segment operating profit in Europe in the first nine months of 2014 was $300 million compared with $267 million in the first nine months of 2013, an increase of $33 million, or 12%.  Lower operating expenses, driven by cost deflation and benefits from the region’s asset optimization program, had a $42 million positive impact on segment operating profit in the first nine months of 2014.  The increase in sales volume discussed above increased segment operating profit by $13 million.  The favorable effects of foreign currency exchange rates increased segment operating profit by $6 million.  Partially offsetting these benefits were lower selling prices, which were down $28 million in the current year due, in part, to competitive pressures in the region.

North America:  Segment operating profit in North America in the first nine months of 2014 was $214 million compared with $254 million in the first nine months of 2013, a decrease of $40 million, or 16%. The decrease in segment operating profit was primarily due to higher operating costs of $74 million in the current year, which were driven by higher energy and supply chain costs, as well as lower production levels.  Higher selling prices partially offset these higher costs and increased segment operating profit by $38 million in the current year.  The decrease in sales volume and change in the mix of sales volume mentioned above reduced segment profit by $3 million.  The unfavorable effects of foreign exchange rates decreased segment profit by $1 million.

South America:  Segment operating profit in South America in the first nine months of 2014 was $155 million compared with $132 million in the first nine months of 2013, an increase of $23 million, or 17%.  Higher selling prices increased segment operating profit in the first nine months of 2014 by $36 million.  The increase in sales volume discussed above increased segment operating profit by $15 million.  Several non-strategic asset sales also benefited segment operating profit by $6 million in the current year.  Partially offsetting these benefits was $32 million in higher operating costs, primarily driven by cost inflation.  The unfavorable effects of foreign currency exchange rate changes decreased segment operating profit by $2 million in the current year.

Asia Pacific:  Segment operating profit in Asia Pacific in the first nine months of 2014 was $59 million compared with $99 million in the first nine months of 2013, a decrease of $40 million, or 40%.  Operating costs increased by $29 million in the current year and were driven by lower production volumes and cost inflation.  The decline in sales volume discussed above decreased segment operating profit by $17 million.  The unfavorable effects of foreign currency exchange rates decreased segment profit by $1 million.  Higher selling prices increased segment profit by $7 million in the current year.

Interest Expense, net

Net interest expense for the first nine months of 2014 was $161 million compared with $178 million for the first nine months of 2013.  Interest expense for 2013 included $11 million for note repurchase premiums and the write-off of finance fees related to the discharge of the €300 million senior notes due 2017 and $3 million for loss on debt extinguishment and the write-off of finance fees related to the repurchase of a portion of the 2015 Exchangeable Notes.  Exclusive of these items, interest expense decreased $3 million in the current year, primarily due to lower debt levels.

Provision for Income Taxes

The Company’s effective tax rate from continuing operations for the nine months ended September 30, 2014 was 22.0% compared with 23.3% for the nine months ended September 30, 2013.  The effective tax rate for the first nine months of 2014 was lower than the first nine months of 2013 due to a benefit of $21 million recorded in 2014 related to reductions to several of the Company’s uncertain tax positions due to the outcome of tax examinations and the expiration of certain statute of limitations.

The Company expects that the full year effective tax rate for 2014 will be slightly higher than the 21.9% rate recorded in 2013 (excluding the tax on items that management considers not representative of ongoing operations).

Earnings from Continuing Operations Attributable to the Company

For the first nine months of 2014, the Company recorded earnings from continuing operations attributable to the Company of $297 million, or $1.79 per share (diluted), compared to $346 million, or $2.08 per share (diluted), in the first nine months of 2013.  Earnings in both periods included items that management considered not representative of ongoing operations.  These items were primarily for restructuring, asset impairment, and related charges and these items decreased earnings from continuing operations attributable to the Company by $63 million, or $0.38 per share, in 2014 and $20 million, or $0.12 per share, in 2013.

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for the third quarter of 2014 was $20 million compared with $27 million for the third quarter of 2013, and $79 million for the first nine months of 2014 compared with $92 million for the first nine months of 2013.  Retained corporate costs and other declined for the three and nine months ended September 30, 2014 compared to the same periods in the prior year due to lower pension expense.

Restructuring, Asset Impairment and Related Charges

During the three and nine months ended September 30, 2014, the Company recorded restructuring, asset impairment and related charges of $79 million, primarily in the Asia Pacific region.  During the nine months ended September 30, 2013, the Company recorded restructuring, asset impairment and related charges of $10 million, primarily related to the European Asset Optimization program.  See Note 5 to the Condensed Consolidated Financial Statements for additional information.

During the three and nine months ended September 30, 2014, the Company recorded a charge of $5 million to equity earnings.

Discontinued Operations

The loss from discontinued operations of $22 million for the nine months ended September 30, 2014 included a settlement of a dispute with the purchaser of a previously disposed business, as well as ongoing costs related to the Venezuela expropriation.  The loss from discontinued operations of $15 million for the nine months ended September 30, 2013 included special termination benefits related to a previously disposed business, as well as ongoing costs related to the Venezuela expropriation.

Capital Resources and Liquidity

As of September 30, 2014, the Company had cash and total debt of $264 million and $3.5 billion, respectively, compared to $219 million and $3.7 billion, respectively, as of September 30, 2013.  A significant portion of the cash was held in mature, liquid markets where the Company has operations, such as the U.S., Europe and Australia, and is readily available to fund global liquidity requirements.  The amount of cash held in non-U.S. locations as of September 30, 2014 was $225 million.

Current and Long-Term Debt

On May 19, 2011, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  At September 30, 2014, the Agreement included a $900 million revolving credit facility, a $405 million term loan, a 81 million Canadian dollar term loan, and a €85 million term loan, each of which has a final maturity date of May 19, 2016.  At September 30, 2014, the Company’s subsidiary borrowers had unused credit of $736 million available under the Agreement.

The weighted average interest rate on borrowings outstanding under the Agreement at September 30, 2014 was 2.02%.

The Company repurchased $15 million and $46 million of the 2015 Exchangeable Notes during the first nine months of 2014 and 2013, respectively.

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

The Company has a €215 million European accounts receivable securitization program, which extends through September 2016, subject to periodic renewal of backup credit lines.  Information related to the Company’s accounts receivable securitization program is as follows:

	September 30,	December 31,	September 30,
	2014	2013	2013

Balance (included in short-term loans)	$242	$276	$287

Weighted average interest rate	0.57%	1.41%	1.23%

Cash Flows

Free cash flow was $(81) million for the first nine months of 2014 compared to $10 million for the first nine months of 2013.  The Company defines free cash flow as cash provided by continuing operating activities less additions to property, plant and equipment from continuing operations.  Free cash flow does not conform to U.S. GAAP and should not be construed as an alternative to the cash flow measures reported in accordance with U.S. GAAP.  The Company uses free cash flow for internal reporting, forecasting and budgeting and believes this information allows the board of directors, management, investors and analysts to better understand the Company’s financial performance.  Free cash flow for the nine months ended September 30, 2014 and 2013 is calculated as follows:

	2014	2013
Cash provided by continuing operating activities	$209	$249
Additions to property, plant and equipment	(290)	(239)

Free cash flow	$(81)	$10

Operating activities:  Cash provided by continuing operating activities was $209 million for the nine months ended September 30, 2014, compared with $249 million for the nine months ended September 30, 2013.  The decrease in cash provided by continuing operating activities was primarily due to an increase in other net items of $111 million in 2014 compared to an increase of $27 million in 2013, primarily due to cash paid for returnable packaging and deferred customer contracts.  In addition, fewer dividends were received from the Company’s equity investments in the first nine months of 2014 compared to the same period in the prior year.  These items were partially offset by a decrease in cash paid for restructuring activities of $9 million and a decrease in asbestos-related payments of $36 million.

Investing activities:  Cash utilized in investing activities was $267 million for the nine months ended September 30, 2014 compared to $249 million for the nine months ended September 30, 2013.  Capital spending for property, plant and equipment was $290 million during the first nine months of 2014 and $239 million during the same period in the prior year.  The increase in capital spending in 2014 was primarily due to higher spending in Europe as part of the region’s ongoing asset optimization program.  Investing activities in 2014 also included $23 million of other net activity that was primarily related to proceeds from the repayment of a loan from one of the Company’s noncontrolling partners in South America.

In October 2014, the Company announced that it has agreed to enter into a 50-50 joint venture with Constellation Brands Inc. (NYSE:STZ) (“Constellation”) to operate a glass container plant in Nava, Mexico.  The Company and Constellation are each expected to contribute approximately $100 million to the joint venture in the fourth quarter of  2014.  To help meet current and rising demand from Constellation’s adjacent brewery, the joint venture plans to expand the plant from one furnace to four over the next four years.  The capacity expansion, which is expected to cost approximately $350 million, will be financed by equal contributions from both partners.

Financing activities:  Cash utilized in financing activities was $29 million for the nine months ended September 30, 2014 compared to $198 million for the nine months ended September 30, 2013.  The decrease in cash utilized by financing activities was primarily due to a net increase of $17 million in borrowings in the first nine months of 2014 compared to a net decrease in borrowings of $159 million in the same period in 2013.  The change in borrowings between 2014 and 2013 was primarily due to the lower level of free cash flow generated through the first nine months of 2014 compared to the same period in 2013.  The Company also repurchased shares of its common stock for $12 million and $20 million in the first nine months of 2014 and 2013, respectively.  The Company paid $37 million and $21 million in distributions to noncontrolling interests in the first nine months of 2014 and 2013, respectively.

On October 22, 2014, the Board of Directors authorized a $500 million share repurchase program through December 31, 2017.  This authorization included the approximately $85 million remaining under the current program.  The Company expects to repurchase at least $100 million shares of the Company’s common stock in 2015.

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

There have been no other material changes in critical accounting estimates at September 30, 2014 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

There have been no material changes in market risk at September 30, 2014 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2014.

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

Item 1A.  Risk Factors.

There have been no material changes in risk factors at September 30, 2014 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Exhibit 31.1                              Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2                              Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1*                       Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2*                       Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101                                 Financial statements from the quarterly report on Form 10-Q of Owens-Illinois, Inc. for the quarter ended September 30, 2014, formatted in XBRL: (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

OWENS-ILLINOIS, INC.

Date	October 29, 2014	By	/s/ Stephen P. Bramlage, Jr.
Stephen P. Bramlage, Jr.
Senior Vice President and Chief Financial Officer (Principal Financial Officer; Principal Accounting Officer)