Form 10-Q
period 2015-03-31
OWENS ILLINOIS INC /DE/
filed 2015-04-29
CIK 812074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2015

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

The number of shares of common stock, par value $.01, of Owens-Illinois, Inc. outstanding as of March 31, 2015 was 161,250,610.

Part I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

The Condensed Consolidated Financial Statements of Owens-Illinois, Inc. (the “Company”) presented herein are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated.  All adjustments are of a normal recurring nature. Because the following unaudited condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

 (Dollars in millions, except per share amounts)

	Three months ended March 31,
	2015	2014
Net sales	$1,421	$1,639
Cost of goods sold	(1,153)	(1,318)
Gross profit	268	321

Selling and administrative expense	(124)	(133)
Research, development and engineering expense	(15)	(15)
Interest expense, net	(47)	(54)
Equity earnings	15	16
Other income (expense), net	3	(1)

Earnings from continuing operations before income taxes	100	134
Provision for income taxes	(25)	(27)

Earnings from continuing operations	75	107
Loss from discontinued operations		(1)

Net earnings	75	106
Net earnings attributable to noncontrolling interests	(4)	(5)
Net earnings attributable to the Company	$71	$101

Amounts attributable to the Company:
Earnings from continuing operations	$71	$102
Loss from discontinued operations		(1)
Net earnings	$71	$101

Basic earnings per share:
Earnings from continuing operations	$0.44	$0.62
Loss from discontinued operations		(0.01)
Net earnings	$0.44	$0.61

Weighted average shares outstanding (thousands)	162,146	164,760

Diluted earnings per share:
Earnings from continuing operations	$0.44	$0.62
Loss from discontinued operations		(0.01)
Net earnings	$0.44	$0.61

Weighted average diluted shares outstanding (thousands)	163,287	166,165

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME

(Dollars in millions)

	Three months ended March 31,
	2015	2014
Net earnings	$75	$106
Other comprehensive income:
Foreign currency translation adjustments	(257)	32
Pension and other postretirement benefit adjustments, net of tax	37	23
Change in fair value of derivative instruments		1
Other comprehensive income (loss)	(220)	56
Total comprehensive income (loss)	(145)	162
Comprehensive income attributable to noncontrolling interests		(2)
Comprehensive income (loss) attributable to the Company	$(145)	$160

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	March 31,	December 31,	March 31,
	2015	2014	2014
Assets
Current assets:
Cash and cash equivalents	$257	$512	$201
Receivables	861	744	1,078
Inventories	1,007	1,035	1,204
Prepaid expenses	74	80	94

Total current assets	2,199	2,371	2,577

Property, plant and equipment, net	2,337	2,445	2,634
Goodwill	1,752	1,893	2,059
Other assets	1,038	1,149	1,218

Total assets	$7,326	$7,858	$8,488

Liabilities and Share Owners’ Equity
Current liabilities:
Short-term loans and long-term debt due within one year	$637	$488	$331
Current portion of asbestos-related liabilities	143	143	150
Accounts payable	919	1,137	1,074
Other liabilities	417	560	527

Total current liabilities	2,116	2,328	2,082

Long-term debt	2,984	2,972	3,371
Asbestos-related liabilities	278	292	283
Other long-term liabilities	920	991	992
Share owners’ equity	1,028	1,275	1,760

Total liabilities and share owners’ equity	$7,326	$7,858	$8,488

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in millions)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net earnings	$75	$106
Loss from discontinued operations		1
Non-cash charges
Depreciation and amortization	95	111
Pension expense	7	15
Cash payments
Pension contributions	(4)	(5)
Asbestos-related payments	(15)	(15)
Cash paid for restructuring activities	(10)	(21)
Change in components of working capital	(429)	(352)
Other, net (a)	3	(42)
Cash utilized in continuing operating activities	(278)	(202)
Cash utilized in discontinued operating activities		(1)
Total cash utilized in operating activities	(278)	(203)
Cash flows from investing activities:
Additions to property, plant and equipment	(106)	(108)
Acquisitions, net of cash acquired	(52)
Other, net	1	14
Cash utilized in investing activities	(157)	(94)
Cash flows from financing activities:
Changes in borrowings, net	308	136
Issuance of common stock		4
Treasury shares purchased	(100)
Distributions paid to noncontrolling interests		(19)
Other, net	(1)
Cash provided by financing activities	207	121
Effect of exchange rate fluctuations on cash	(27)	(6)
Decrease in cash	(255)	(182)
Cash at beginning of period	512	383
Cash at end of period	$257	$201

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

Financial information for the three-months ended March 31, 2015 and 2014 regarding the Company’s reportable segments is as follows:

	2015	2014
Net sales:
Europe	$567	$706
North America	470	485
South America	205	239
Asia Pacific	163	203

Reportable segment totals	1,405	1,633
Other	16	6
Net sales	$1,421	$1,639

	2015	2014
Segment operating profit:

Europe	$49	$87
North America	71	65
South America	30	41
Asia Pacific	18	25
Reportable segment totals	168	218

Items excluded from segment operating profit:
Retained corporate costs and other	(21)	(30)
Interest expense, net	(47)	(54)
Earnings from continuing operations before income taxes	$100	$134

Financial information regarding the Company’s total assets is as follows:

	March 31,	December 31,	March 31,
	2015	2014	2014
Total assets:
Europe	$2,935	$3,223	$3,585
North America	2,033	1,971	2,055
South America	1,097	1,300	1,453
Asia Pacific	942	1,018	1,142

Reportable segment totals	7,007	7,512	8,235
Other	319	346	253
Consolidated totals	$7,326	$7,858	$8,488

2.  Receivables

Receivables consist of the following:

	March 31,	December 31,	March 31,
	2015	2014	2014
Trade accounts receivable	$697	$583	$911
Less: allowances for doubtful accounts and discounts	31	34	39
Net trade receivables	666	549	872
Other receivables	195	195	206
	$861	$744	$1,078

The Company uses various factoring programs to sell certain receivables to financial institutions as part of managing its cash flows.  The amount of receivables sold by the Company was $219 million, $276 million, and $151 million at March 31, 2015, December 31, 2014, and March 31, 2014, respectively.  Any continuing involvement with the sold receivables is immaterial.

3.  Inventories

Major classes of inventory are as follows:

	March 31,	December 31,	March 31,
	2015	2014	2014
Finished goods	$858	$884	$1,037
Raw materials	109	110	121
Operating supplies	40	41	46

	$1,007	$1,035	$1,204

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

Commodity Forward Contracts Designated as Cash Flow Hedges

In North America, the Company enters into commodity forward contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows. The Company continually evaluates the natural gas market and related price risk and periodically enters into commodity forward contracts in order to hedge a portion of its usage requirements. The majority of the sales volume in North America is tied to customer contracts that contain provisions that pass the price of natural gas to the customer.  In certain of these contracts, the customer has the option of fixing the natural gas price component for a specified period of time.  At March 31, 2015 and 2014, the Company had entered into commodity forward contracts covering approximately 5,400,000 MMBTUs and 4,400,000 MMBTUs, respectively, primarily related to customer requests to lock the price of natural gas.

The Company accounts for the above forward contracts as cash flow hedges at March 31, 2015 and recognizes them on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owners’ equity (“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings.  An unrecognized loss of less than $1 million at March 31, 2015 and an unrecognized gain of $2 million at March 31, 2014 related to the commodity forward contracts was included in Accumulated OCI, and will be reclassified into earnings over the next twelve to twenty-four months.  Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.  The ineffectiveness related to these natural gas hedges for the three months ended March 31, 2015 and 2014 was not material.

The effect of the commodity forward contracts on the results of operations for the three months ended March 31, 2015 and 2014 is as follows:

		Amount of Gain
Amount of Gain		Reclassified from
Recognized in OCI on		Accumulated OCI into Income
Commodity Forward Contracts		(reported in Cost of goods sold)
(Effective Portion)		(Effective Portion)
2015	2014	2015	2014

$—	$2	$—	$1

Forward Exchange Derivative Contracts not Designated as Hedging Instruments

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

At March 31, 2015 and 2014, various subsidiaries of the Company had outstanding forward exchange and option agreements denominated in various currencies covering the equivalent of approximately $532 million and $670 million, respectively, related primarily to intercompany transactions and loans.

The effect of the forward exchange derivative contracts on the results of operations for the three months ended March 31, 2015 and 2014 is as follows:

	Amount of Gain (Loss)
Location of Gain (Loss)	Recognized in Income on
Recognized in Income on	Forward Exchange Contracts
Forward Exchange Contracts	2015	2014

Other expense, net	$11	$(1)

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

	Balance	Fair Value
	Sheet Location	March 31, 2015	December 31, 2014	March 31, 2014

Asset Derivatives:
Derivatives designated as hedging instruments:
Commodity forward contracts	a	$—	$—	$2

Derivatives not designated as hedging instruments:
Foreign exchange derivative contracts	a	21	10	4
Foreign exchange derivative contracts	c			3
Total derivatives not designated as hedging instruments		21	10	7
Total asset derivatives		$21	$10	$9

Liability Derivatives:
Derivatives not designated as hedging instruments:
Foreign exchange contracts	c	$2	$4	$10
Total liability derivatives		$2	$4	$10

5.  Restructuring Accruals

Selected information related to the restructuring accruals for the three months ended March 31, 2015 and 2014 is as follows:

	European Asset Optimization	Asia Pacific Restructuring	Other Restructuring Actions	Total Restructuring

Balance at January 1, 2015	$12	$12	$36	$60
Net cash paid, principally severance and related benefits		(1)	(9)	(10)
Other, including foreign exchange translation	(1)	(1)	(2)	(4)
Balance at March 31, 2015	$11	$10	$25	$46

Balance at January 1, 2014	$30	$20	$64	$114
Net cash paid, principally severance and related benefits	(2)	(4)	(15)	(21)
Other, including foreign exchange translation	(1)	(4)	(3)	(8)
Balance at March 31, 2014	$27	$12	$46	$85

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

6.  Pension Benefit Plans

The components of the net periodic pension cost for the three months ended March 31, 2015 and 2014 are as follows:

	U.S.		Non-U.S.
	2015	2014	2015	2014
Service cost	$6	$6	$4	$7
Interest cost	24	27	12	18
Expected asset return	(42)	(43)	(21)	(22)

Amortization:
Actuarial loss	19	18	5	4

Net periodic pension cost	$7	$8	$—	$7

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

In the U.S., the Company had experienced cumulative losses in previous years and has recorded a valuation allowance against its deferred tax assets. The Company’s U.S. operations are in a three-year cumulative income position, but this is not solely determinative of the need for a valuation allowance. The Company considered this factor and all other available positive and negative evidence and concluded that it is still more likely than not that the net deferred tax assets in the U.S. will not be realized, and accordingly continued to record a valuation allowance. The evidence considered included the magnitude of the current three-year cumulative income compared to historical losses, expected impact of tax planning strategies, interest rates, and the overall business environment. The Company continues to evaluate its cumulative income position and income trend as well as its future projections of sustained profitability and whether this profitability trend constitutes sufficient positive evidence to support a reversal of the valuation allowance (in full or in part). The amount of the valuation allowance recorded in the U.S. as of December 31, 2014 was $927 million.

8.  Debt

The following table summarizes the long-term debt of the Company:

	March 31,	December 31,	March 31,
	2015	2014	2014
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$264	$—	$150
Term Loans:
Term Loan B	390	405	405
Term Loan C (76 million CAD at March 31, 2015)	59	70	74
Term Loan D (€85 million at March 31, 2015)	91	103	116
Senior Notes:
3.00%, Exchangeable, due 2015	18	18	621
7.375%, due 2016	597	596	594
6.75%, due 2020 (€500 million)	539	608	688
4.875%, due 2021 (€330 million)	356	401	454
5.00%, due 2022	494	494
5.375%, due 2025	296	296
Senior Debentures:
7.80%, due 2018	250	250	250
Capital Leases	66	63	38
Other	24	29	22
Total long-term debt	3,444	3,333	3,412
Less amounts due within one year	460	361	41
Long-term debt	$2,984	$2,972	$3,371

On May 19, 2011, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Prior Agreement”).  At March 31, 2015, the Prior Agreement included a $900 million revolving credit facility, a $390 million term loan, a 76 million Canadian dollar term loan, and a €85 million term loan, each of which had a final maturity date of May 19, 2016.  At March 31, 2015, the Company’s subsidiary borrowers had unused credit of $558 million available under the Prior Agreement.  The weighted average interest rate on borrowings outstanding under the Prior Agreement at March 31, 2015 was 1.70%.

On April 22, 2015, the Company’s subsidiary borrowers entered into a new Senior Secured Credit Facility (the “New Agreement”), which amended and restated the Prior Agreement.  The New Agreement includes a $300 million revolving credit facility, a $600 million multicurrency revolving credit facility, a $600 million term loan, a €279 million term loan and a $300 million delayed draw term loan available until October 22, 2015, each of which has a final maturity date of April 22, 2020.  The proceeds from the New Agreement were used to repay all outstanding amounts under the Prior Agreement and will be available for other general corporate purposes, including the repayment of other existing indebtedness.

The New Agreement contains various covenants that restrict, among other things and subject to certain exceptions, the ability of the Company to incur certain liens, make certain investments, become liable under contingent obligations in certain defined instances only, make restricted payments, make certain asset sales within guidelines and limits, engage in certain affiliate transactions, participate in sale and leaseback financing arrangements, alter its fundamental business, and amend certain subordinated debt obligations.

The New Agreement also contains one financial maintenance covenant, a Leverage Ratio, that requires the Company not to exceed a ratio of 4.0x calculated by dividing consolidated total debt, less cash and cash equivalents, by Consolidated EBITDA, as defined in the New Agreement.  The maximum Leverage Ratio is subject to an increase of 0.5x for the four fiscal quarters following the consummation of certain qualifying acquisitions as defined in the New Agreement.  The Leverage Ratio could restrict the ability of the Company to undertake additional financing or acquisitions to the extent that such financing or acquisitions would cause the Leverage Ratio to exceed the specified maximum.

Failure to comply with these covenants and restrictions could result in an event of default under the New Agreement.  In such an event, the Company could not request borrowings under the revolving facility, and all amounts outstanding under the New Agreement, together with accrued interest, could then be declared immediately due and payable.  If an event of default occurs under the New Agreement and the lenders cause all of the outstanding debt obligations under the New Agreement to become due and payable, this would result in a default under a number of other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities.  A default or event of default under the New Agreement, indentures or agreements governing other indebtedness could also lead to an acceleration of debt under other debt instruments that contain cross acceleration or cross-default provisions.

The Leverage Ratio also determines pricing under the New Agreement.  The interest rate on borrowings under the New Agreement is, at the Company’s option, the Base Rate or the Eurocurrency Rate, as defined in the New Agreement.  These rates include a margin linked to the Leverage Ratio.  The margins range from 1.25% to 1.75% for Eurocurrency Rate loans and from 0.25% to 0.75% for Base Rate loans.  In addition, a fee is payable on the revolving credit facility commitments ranging from 0.20% to 0.30% per annum linked to the Leverage Ratio.  As of March 31, 2015, the Company was in compliance with all covenants and restrictions in the Prior Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the New Agreement will not be adversely affected by the covenants and restrictions.

Borrowings under the New Agreement are secured by substantially all of the assets, excluding real estate, of certain of the Company’s domestic subsidiaries and certain foreign subsidiaries.  Borrowings are also secured by a pledge of certain of intercompany debt and equity in most of the Company’s domestic subsidiaries and, in the case of foreign borrowings, of stock of certain foreign subsidiaries.  All borrowings under the New Agreement are guaranteed by certain domestic subsidiaries of the Company for the term of the New Agreement.

During December 2014, the Company issued senior notes with a face value of $500 million that bear interest at 5.00% and are due January 15, 2022 (the “Senior Notes due 2022”).  The Company also issued senior notes with a face value of $300 million that bear interest at 5.375% and are due January 15, 2025 (the “Senior Notes due 2025,” and together with the Senior Notes due 2022, the “New Senior Notes”).  The New Senior Notes were issued via a private placement and are guaranteed by substantially all of the Company’s domestic subsidiaries.  The net proceeds from the New Senior Notes, after deducting debt issuance costs, totaled approximately $790 million and were used to purchase $611 million aggregate principal amount of the Company’s 3.00% 2015 Exchangeable Senior Notes.  Approximately $18 million aggregate principal amount of the Company’s 3.00% 2015 Exchangeable Senior Notes remain outstanding as of March 31, 2015.

The Company has a €215 million European accounts receivable securitization program, which extends through September 2016, subject to periodic renewal of backup credit lines.

Information related to the Company’s accounts receivable securitization program is as follows:

	March 31,	December 31,	March 31,
	2015	2014	2014

Balance (included in short-term loans)	$171	$122	$253

Weighted average interest rate	1.36%	1.41%	1.53%

The carrying amounts reported for the accounts receivable securitization program, and certain long-term debt obligations subject to frequently redetermined interest rates, approximate fair value.  Fair values for the Company’s significant fixed rate debt obligations are based on published market quotations, and are classified as Level 1 in the fair value hierarchy.

Fair values at March 31, 2015 of the Company’s significant fixed rate debt obligations are as follows:

		Indicated
	Principal	Market	Fair
	Amount	Price	Value
Senior Notes:
7.375%, due 2016	$600	105.88	$635
6.75%, due 2020 (€500 million)	539	120.91	652
4.875%, due 2021 (€330 million)	356	112.33	400
5.00%, due 2022	500	102.63	513
5.375%, due 2025	300	103.13	309
Senior Debentures:
7.80%, due 2018	250	112.56	281

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

As of March 31, 2015, the Company has determined that it is a named defendant in asbestos lawsuits and claims involving approximately 2,200 plaintiffs and claimants.  Based on an analysis of the lawsuits pending as of December 31, 2014, approximately 81% of plaintiffs either do not specify the monetary damages sought, or in the case of court filings, claim an amount sufficient to invoke the jurisdictional minimum of the trial court.  Approximately 13% of plaintiffs specifically plead damages above the jurisdictional minimum up to, and including, $15 million or less, and 5% of plaintiffs specifically plead damages greater than $15 million but less than $100 million.  Fewer than 1% of plaintiffs specifically plead damages equal to or greater than $100 million.

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

Since receiving its first asbestos claim, the Company as of March 31, 2015, has disposed of the asbestos claims of approximately 395,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $8,900.  Certain of these dispositions have included deferred amounts payable.  Deferred amounts payable totaled approximately $16 million at March 31, 2015 ($13 million at December 31, 2014) and are included in the foregoing average indemnity payment per claim.  The Company’s asbestos indemnity payments have varied on a per claim basis, and are expected to continue to vary considerably over time.  As discussed above, a part of the Company’s objective is to achieve, where possible, resolution of asbestos claims pursuant to claims-handling agreements.  Failure of claimants to meet certain medical and product exposure criteria in the Company’s administrative claims handling agreements has generally reduced the number of claims that would otherwise have been received by the Company in the tort system.  In addition, certain courts and legislatures have reduced or eliminated the number of claims that the Company otherwise would have received by the Company in the tort system.  These developments generally have had the effect of increasing the Company’s per-claim average indemnity payment over time.

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

The significant assumptions underlying the material components of the Company’s accrual relate to:

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

The Company’s reported results of operations for 2014 were materially affected by the $135 million fourth quarter charge for asbestos-related costs and asbestos-related payments continue to be substantial.  Any future additional charge would likewise materially affect the Company’s results of operations for the period in which it is recorded. Also, the continued use of significant amounts of cash for asbestos-related costs has affected and may continue to affect the Company’s cost of borrowing and its ability to pursue global or domestic acquisitions. However, the Company believes that its operating cash flows and other sources of liquidity will be sufficient to pay its obligations for asbestos-related costs and to fund its working capital and capital expenditure requirements on a short-term and long-term basis.

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

10.  Share Owners’ Equity

The activity in share owners’ equity for the three months ended March 31, 2015 and 2014 is as follows:

	Share Owners’ Equity of the Company
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Share Owners’ Equity

Balance on January 1, 2015	$2	$3,066	$(480)	$64	$(1,494)	$117	$1,275
Issuance of common stock (32,179 shares)							—
Reissuance of common stock (57,459 shares)			2				2
Treasury shares purchased (3,509,496 shares)			(100)				(100)
Stock compensation		8					8
Net earnings				71		4	75
Other comprehensive income (loss)					(216)	(4)	(220)
Acquisitions of noncontrolling interests		(18)				6	(12)
Balance on March 31, 2015	$2	$3,056	$(578)	$135	$(1,710)	$123	$1,028

	Share Owners’ Equity of the Company
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings (Loss)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Share Owners’ Equity

Balance on January 1, 2014	$2	$3,040	$(454)	$(11)	$(1,121)	$147	$1,603
Issuance of common stock (155,727 shares)		4					4
Reissuance of common stock (48,041 shares)			2				2
Stock compensation		8					8
Net earnings				101		5	106
Other comprehensive income (loss)					59	(3)	56
Distributions to noncontrolling interests						(19)	(19)
Balance on March 31, 2014	$2	$3,052	$(452)	$90	$(1,062)	$130	$1,760

On February 4, 2015, the Company entered into an accelerated share repurchase agreement (“ASR”) with J.P. Morgan Securities LLC (the “ASR Counterparty”) to repurchase $100 million of its common stock. The Company advanced $100 million to the ASR Counterparty on February 5, 2015, and received 3,509,496 shares, which represented eighty five percent of the total shares as calculated using the closing price on February 4, 2015.  The remaining number of shares to be delivered will be based on the daily volume-weighted average price of the Company’s common stock during the term of the ASR. The ASR is expected to be settled in the second quarter of this year.  Under the terms of the ASR program, the ASR Counterparty was permitted, in accordance with the applicable requirements of the federal securities laws, to separately trade in the Company’s shares.

The Company has 250,000,000 shares of common stock authorized with a par value of $.01 per share. Shares outstanding are as follows:

	Shares Outstanding (in thousands)
	March 31,	December 31,	March 31,
	2015	2014	2014

Shares of common stock issued (including treasury shares)	184,421	183,915	183,811
Treasury shares	23,170	19,718	18,738

11. Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three months ended March 31, 2015 and 2014 is as follows:

	Net Effect of Exchange Rate Fluctuations	Change in Certain Derivative Instruments	Employee Benefit Plans	Total Accumulated Other Comprehensive Loss

Balance on January 1, 2015	$(55)	$(11)	$(1,428)	$(1,494)
Change before reclassifications	(253)			(253)
Amounts reclassified from accumulated other comprehensive income			21 (b)	21
Translation effect			15	15
Tax effect			1	1

Other comprehensive income attributable to the Company	(253)	—	37	(216)
Balance on March 31, 2015	$(308)	$(11)	$(1,391)	$(1,710)

	Net Effect of Exchange Rate Fluctuations	Change in Certain Derivative Instruments		Employee Benefit Plans	Total Accumulated Other Comprehensive Loss

Balance on January 1, 2014	$229	$(12)		$(1,338)	$(1,121)

Change before reclassifications	35	2			37
Amounts reclassified from accumulated other comprehensive income		(1	)(a)	23 (b)	22
Translation effect				1	1
Tax effect				(1)	(1)

Other comprehensive income attributable to the Company	35	1		23	59
Balance on March 31, 2014	$264	$(11)		$(1,315)	$(1,062)

(a)         Amount is included in Cost of goods sold on the Condensed Consolidated Results of Operations (see Note 4 for additional information).

(b)         Amount is included in the computation of net postretirement benefit cost and net periodic pension cost (see Note 6 for additional information).

12. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2015	2014
Numerator:
Net earnings attributable to the Company	$71	$101

Denominator (in thousands):
Denominator for basic earnings per share - weighted average shares outstanding	162,146	164,760

Effect of dilutive securities:
Stock options and other	1,141	1,405
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	163,287	166,165

Basic earnings per share:
Earnings from continuing operations	$0.44	$0.62
Loss from discontinued operations		(0.01)
Net earnings	$0.44	$0.61

Diluted earnings per share:
Earnings from continuing operations	$0.44	$0.62
Loss from discontinued operations		(0.01)
Net earnings	$0.44	$0.61

Options to purchase 1,798,933 and 370,012 weighted average shares of common stock which were outstanding during the three months ended March 31, 2015 and 2014, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

13. Supplemental Cash Flow Information

	Three months ended March 31,
	2015	2014

Interest paid in cash	$59	$70

Income taxes paid in cash (non-U.S.)	$32	$31

14.  Discontinued Operations

On March 10, 2015, a tribunal constituted under the auspices of the International Centre for Settlement of Investment Disputes (ICSID) awarded a subsidiary of the Company more than $455 million in an international arbitration against Venezuela related to the 2010 expropriation of the Company’s majority interest in two plants in that country.  Subsequently, Venezuela has announced that it has started the process of filing for an annulment of this award.  The annulment process can take up to several years to complete.  The Company is unable at this stage to predict the amount, or timing of compensation it will ultimately receive under the award. Therefore, the Company has not recognized this award in its financial statements.

A separate arbitration is pending with ICSID to obtain compensation primarily for third-party minority shareholders’ lost interests in the two expropriated plants.

The loss from discontinued operations of $1 million for the three months ended March 31, 2014 is related to ongoing costs for the 2010 Venezuela expropriation.  The loss from discontinued operations was less than $1 million for the three months ended March 31, 2015 and also related to ongoing costs for the Venezuela expropriation.

15. New Accounting Pronouncement

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The Company is currently evaluating the effect this standard will have on its consolidated financial statements and related disclosures.  The Company has not yet selected a transition method nor determined the effect of the standard on its ongoing financial reporting.

On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016.

Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for the Company on January 1, 2016, but early adoption is permitted. The Company is currently evaluating the impact the adoption of this standard will have on the Company’s consolidated financial statements.

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

	March 31, 2015
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$—	$257	$—	$257
Receivables			861		861
Inventories			1,007		1,007
Other current assets			74		74

Total current assets	—	—	2,199	—	2,199
Investments in and advances to subsidiaries	1,583	1,326		(2,909)	—

Property, plant and equipment, net			2,337		2,337
Goodwill			1,752		1,752
Other assets			1,038		1,038

Total assets	$1,583	$1,326	$7,326	$(2,909)	$7,326

Current liabilities:
Short-term loans and long-term debt due within one year	$—	$—	$637	$—	$637
Current portion of asbestos liability	143				143
Accounts payable			919		919
Other liabilities	7		417	(7)	417

Total current liabilities	150	—	1,973	(7)	2,116

Long-term debt	250		2,984	(250)	2,984
Asbestos-related liabilities	278				278
Other long-term liabilities			920		920
Share owners’ equity	905	1,326	1,326	(2,652)	905
Noncontrolling interest			123		123

Total liabilities and share owners’ equity	$1,583	$1,326	$7,326	$(2,909)	$7,326

	December 31, 2014
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$—	$—	$512	$—	$512
Receivables			744		744
Inventories			1,035		1,035
Other current assets			80		80

Total current assets	—	—	2,371	—	2,371
Investments in and advances to subsidiaries	1,863	1,593		(3,456)	—

Property, plant and equipment, net			2,445		2,445
Goodwill			1,893		1,893
Other assets			1,149		1,149

Total assets	$1,863	$1,593	$7,858	$(3,456)	$7,858

Current liabilities:
Short-term loans and long-term debt due within one year	$—	$—	$488	$—	$488
Current portion of asbestos liability	143				143
Accounts payable			1,137		1,137
Other liabilities	20		560	(20)	560

Total current liabilities	163	—	2,185	(20)	2,328

Long-term debt	250		2,972	(250)	2,972
Asbestos-related liabilities	292				292
Other long-term liabilities			991		991
Share owners’ equity	1,158	1,593	1,593	(3,186)	1,158
Noncontrollling interest			117		117
Total liabilities and share owners’ equity	$1,863	$1,593	$7,858	$(3,456)	$7,858

	March 31, 2014
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$—	$—	$201	$—	$201
Receivables			1,078		1,078
Inventories			1,204		1,204
Other current assets			94		94

Total current assets	—	—	2,577	—	2,577
Investments in and advances to subsidiaries	2,313	2,063		(4,376)	—

Property, plant and equipment, net			2,634		2,634
Goodwill			2,059		2,059
Other assets			1,218		1,218

Total assets	$2,313	$2,063	$8,488	$(4,376)	$8,488

Current liabilities:
Short-term loans and long-term debt due within one year	$—	$—	$331	$—	$331
Current portion of asbestos liability	150				150
Accounts payable			1,074		1,074
Other liabilities			527		527

Total current liabilities	150	—	1,932	—	2,082

Long-term debt	250		3,371	(250)	3,371
Asbestos-related liabilities	283				283
Other long-term liabilities			992		992
Share owners’ equity	1,630	2,063	2,063	(4,126)	1,630
Noncontrolling interest			130		130

Total liabilities and share owners’ equity	$2,313	$2,063	$8,488	$(4,376)	$8,488

	Three months ended March 31, 2015
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales			$1,421		$1,421
Cost of goods sold			(1,153)		(1,153)

Gross profit	—	—	268	—	268

Selling and administrative expense			(124)		(124)
Research, development and engineering expense			(15)		(15)
Net intercompany interest	7		(7)		—
Interest expense, net	(7)		(40)		(47)
Equity earnings from subsidiaries	71	71		(142)	—
Other equity earnings			15		15
Other expense, net			3		3

Earnings before income taxes	71	71	100	(142)	100
Provision for income taxes			(25)		(25)

Earnings from continuing operations	71	71	75	(142)	75
Loss from discontinued operations					—

Net earnings	71	71	75	(142)	75
Net earnings attributable to noncontrolling interests			(4)		(4)

Net earnings attributable to the Company	$71	$71	$71	$(142)	$71

	Three months ended March 31, 2015
			Non-
		Guarantor	Guarantor
Comprehensive Income	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net earnings	$71	$71	$75	$(142)	$75
Other comprehensive income, net	(216)	(216)	(220)	432	(220)

Total comprehensive income	(145)	(145)	(145)	290	(145)

Comprehensive income attributable to noncontrolling interests					—

Comprehensive income attributable to the Company	$(145)	$(145)	$(145)	$290	$(145)

	Three months ended March 31, 2014
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$1,639	$—	$1,639
Cost of goods sold			(1,318)		(1,318)

Gross profit	—	—	321	—	321

Selling and administrative expense			(133)		(133)
Research, development and engineering expense			(15)		(15)
Net intercompany interest	5		(5)		—
Interest expense, net	(5)		(49)		(54)
Equity earnings from subsidiaries	101	101		(202)	—
Other equity earnings			16		16
Other expense, net			(1)		(1)

Earnings before income taxes	101	101	134	(202)	134
Provision for income taxes			(27)		(27)

Earnings from continuing operations	101	101	107	(202)	107
Loss from discontinued operations			(1)		(1)

Net earnings	101	101	106	(202)	106
Net earnings attributable to noncontrolling interests			(5)		(5)

Net earnings attributable to the Company	$101	$101	$101	$(202)	$101

	Three months ended March 31, 2014
			Non-
		Guarantor	Guarantor
Comprehensive Income	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net earnings	$101	$101	$106	$(202)	$106
Other comprehensive income, net	59	59	56	(118)	56

Total comprehensive income	160	160	162	(320)	162

Comprehensive income attributable to noncontrolling interests			(2)		(2)

Comprehensive income attributable to the Company	$160	$160	$160	$(320)	$160

	Three months ended March 31, 2015
			Non-
		Guarantor	Guarantor
Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash utilized in operating activities	$(15)	$—	$(263)	$—	$(278)
Cash utilized in investing activities			(157)		(157)
Cash provided by financing activities	15		192		207

Effect of exchange rate change on cash			(27)		(27)

Net change in cash	—	—	(255)	—	(255)
Cash at beginning of period			512		512

Cash at end of period	$—	$—	$257	$—	$257

	Three months ended March 31, 2014
			Non-
		Guarantor	Guarantor
Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash utilized in operating activities	$(15)	$—	$(188)	$—	$(203)
Cash utilized in investing activities			(94)		(94)
Cash provided by financing activities	15		106		121

Effect of exchange rate change on cash			(6)		(6)

Net change in cash	—	—	(182)	—	(182)
Cash at beginning of period			383		383

Cash at end of period	$—	$—	$201	$—	$201

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

Financial information for the three-month periods ended March 31, 2015 and 2014 regarding the Company’s reportable segments is as follows (dollars in millions):

	Three months ended March 31,
Net sales:	2015	2014
Europe	$567	$706
North America	470	485
South America	205	239
Asia Pacific	163	203

Reportable segment totals	1,405	1,633
Other	16	6
Net sales	$1,421	$1,639

	Three months ended March 31,
Segment operating profit:	2015	2014

Europe	$49	$87
North America	71	65
South America	30	41
Asia Pacific	18	25
Reportable segment totals	168	218

Items excluded from segment operating profit:	(21)	(30)
Retained corporate costs and other
Interest expense, net	(47)	(54)
Earnings from continuing operations before income taxes	100	134
Provision for income taxes	(25)	(27)
Earnings from continuing operations	75	107
Loss from discontinued operations		(1)
Net earnings	75	106
Net earnings attributable to noncontrolling interests	(4)	(5)
Net earnings attributable to the Company	$71	$101

Amounts attributable to the Company:
Earnings from continuing operations	$71	$102
Loss from discontinued operations		(1)
Net earnings	$71	$101

Note:  All amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Quarters ended March 31, 2015 and 2014

First Quarter 2015 Highlights

•                  The unfavorable effect of foreign currency exchange rates reduced net sales by 12% and segment operating profit by 16% compared to the prior year quarter

•                  Net interest expense declined due to lower debt levels and a weaker Euro compared to the prior year quarter

•                  $100 million of shares of common stock repurchased

Net sales for the first quarter of 2015 were $218 million lower than the first quarter of the prior year primarily due to the unfavorable effect of changes in foreign currency exchange rates and an approximate 2.5% decrease in global glass container shipments, driven by lower volumes in Asia Pacific, partially offset by higher selling prices.

Segment operating profit for reportable segments for the first quarter of 2015 was $50 million lower than the first quarter of the prior year.  The decrease was mainly attributable to the unfavorable effect of changes in foreign currency exchange rates.  In addition, lower production volumes and cost inflation increased operating costs in the quarter.  Lower sales volumes also decreased segment operating profit.  Partially offsetting these items were improved selling prices.

Net interest expense for the first quarter of 2015 decreased $7 million compared to the first quarter of 2014.  The decrease was primarily due to lower debt levels and the weaker Euro exchange rate in relation to the U.S. dollar.

For the first quarter of 2015, the Company recorded earnings from continuing operations attributable to the Company of $71 million, or $0.44 per share (diluted), compared to $102 million, or $0.62 per share (diluted), in the first quarter of 2014.

Results of Operations — First Quarter of 2015 compared with First Quarter of 2014

Net Sales

The Company’s net sales in the first quarter of 2015 were $1,421 million compared with $1,639 million for the first quarter of 2014, a decrease of $218 million, or 13%. Unfavorable foreign currency exchange rates, primarily due to a weaker Euro, Brazilian real, Colombian peso, Canadian dollar and Australian dollar, impacted sales by $199 million in the first quarter of 2015 compared to the first quarter of 2014.  Glass container shipments, in tonnes, were down approximately 2.5% in the first quarter of 2015 compared to the first quarter of 2014, driven by lower sales in Asia Pacific. Higher selling prices, primarily in South America, benefited net sales in the quarter.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales - 2014		$1,633
Price	$11
Sales volume	(40)
Effects of changing foreign currency rates	(199)

Total effect on net sales		(228)
Net sales - 2015		$1,405

Europe:  Net sales in Europe in the first quarter of 2015 were $567 million compared with $706 million for the first quarter of 2014, a decrease of $139 million, or 20%.  The primary reason for the decline in net sales in Europe in the first quarter of 2015 was a $128 million impact due to foreign currency exchange rate changes, as the Euro weakened in relation to the U.S. dollar.  Glass container shipments in the first quarter of 2015 were down 1% compared to the first quarter of 2014, resulting in a $1 million decrease in net sales, driven by slightly lower shipments in the beer and wine categories.  Selling prices also decreased in Europe due to competitive pressures and resulted in a $10 million decrease in net sales.  Similar pricing pressures are expected to continue in Europe for the second quarter of 2015.

North America:  Net sales in North America in the first quarter of 2015 were $470 million compared with $485 million for the first quarter of 2014, a decrease of $15 million, or 3%.  Glass container shipments were down 2% in the quarter compared to the prior year and this decreased sales by $12 million.  Lower shipments to the region’s major beer customers were the main contributor to the sales decline in the quarter.  Higher selling prices increased net sales by $3 million in the first quarter of 2015.  Unfavorable foreign currency exchange rate changes decreased net sales by $6 million, as the Canadian dollar weakened in relation to the U.S. dollar.

South America:  Net sales in South America in the first quarter of 2015 were $205 million compared with $239 million for the first quarter of 2014, a decrease of $34 million, or 14%.  The unfavorable effects of foreign currency exchange rate changes decreased net sales $42 million in the first quarter of 2015 compared to 2014, principally due to a decline in the Brazilian real and Colombian peso in relation to the U.S. dollar.  Glass container shipments were down 1% in the quarter compared to the same quarter in the prior year and this decreased sales by $7 million but were more than offset by $15 million of improved pricing in the current quarter.

Asia Pacific:  Net sales in Asia Pacific in the first quarter of 2015 were $163 million compared with $203 million for the first quarter of 2014, a decrease of $40 million, or 20%.  The unfavorable effects of foreign currency exchange rate changes during the first quarter of 2015, primarily due to the weakening of the Australian dollar in relation to the U.S. dollar, decreased net sales by $23 million.  The decrease in net sales was also partially due to lower sales volume, which resulted in $20 million of lower sales in the first quarter of 2015.  Glass container shipments were down 15% compared to the same quarter in the prior year primarily due to planned plant closures in China and due to ongoing weak beer and wine demand in Australia.  Selling prices were $3 million higher in the current quarter.

Segment Operating Profit

Operating profit of the reportable segments includes an allocation of some corporate expenses based on a percentage of sales and direct billings based on the costs of specific services provided.  Unallocated corporate expenses and certain other expenses not directly related to the reportable segments’ operations are included in Retained corporate costs and other.  For further information, see Segment Information included in Note 1 to the Condensed Consolidated Financial Statements.

Segment operating profit of reportable segments in the first quarter of 2015 was $168 million compared to $218 million for the first quarter of 2014, a decrease of $50 million, or 23%.  The decrease in segment operating profit was primarily due to unfavorable foreign currency exchange rates.  In addition, lower production volumes and cost inflation increased operating costs in the quarter.  Lower sales volumes also decreased segment operating profit.  Partially offsetting these items were improved selling prices.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Segment operating profit - 2014		$218
Price	$11
Sales volume	(8)
Operating costs	(18)
Effects of changing foreign currency rates	(35)

Total net effect on segment operating profit		(50)
Segment operating profit - 2015		$168

Europe:  Segment operating profit in Europe in the first quarter of 2015 was $49 million compared with $87 million in the first quarter of 2014, a decrease of $38 million, or 44%.  The unfavorable effects of foreign currency exchange rates in the first quarter of 2015 decreased segment operating profit by $19 million compared to the prior year quarter.  As planned, the region carried out more furnace rebuilds and asset optimization projects in the first quarter of 2015 and this led to higher costs and temporarily reduced production volumes.  This activity contributed to the $9 million increase to operating expenses in Europe in the first quarter compared to the prior year quarter.  Lower selling prices impacted segment operating profit by $10 million in the quarter.

North America:  Segment operating profit in North America in the first quarter of 2015 was $71 million compared with $65 million in the first quarter of 2014, an increase of $6 million, or 9%.  Lower energy, supply chain and logistics costs more than offset the impact of temporary production curtailments to reduce inventory levels in the region in the first quarter of 2015.  In total, operating costs were $6 million lower in the first quarter of 2015 than the prior year quarter.  Higher selling prices increased segment operating profit by $3 million in the quarter.  The decrease in sales volume discussed above impacted segment operating profit by $3 million.

South America:  Segment operating profit in South America in the first quarter of 2015 was $30 million compared with $41 million in the first quarter of 2014, a decrease of $11 million, or 27%.  The unfavorable effects of foreign currency exchange rates, especially the Brazilian real and Colombian peso, decreased segment operating profit by $11 million in the current year quarter.  Segment operating profit was also impacted by $14 million of higher operating costs, primarily due to energy and soda ash inflation in Brazil.  The decrease in sales volume discussed above impacted segment operating profit by $1 million.  Partially offsetting these declines were higher selling prices that increased segment operating profit in the first quarter of 2015 by $15 million.

Asia Pacific:  Segment operating profit in Asia Pacific in the first quarter of 2015 was $18 million compared with $25 million in the first quarter of 2014, a decrease of $7 million, or 28%.  The unfavorable effects of foreign currency exchange rates, especially the Australian dollar, decreased segment operating profit by $5 million in the current year quarter.  The decline in sales volume discussed above decreased segment operating profit by $4 million.  Operating costs were $1 million higher in the first quarter of 2015, as a result of the impacts of cost inflation and lower production volumes exceeding footprint savings from prior year capacity reductions in the region.  Higher selling prices also increased segment operating profit in the first quarter of 2015 by $3 million.

Interest Expense, Net

Net interest expense for the first quarter of 2015 was $47 million compared with $54 million for the first quarter of 2014.  Interest expense decreased $7 million in the first quarter of 2015 principally due to lower debt levels and the weaker Euro exchange rate in relation to the U.S. dollar.

Provision for Income Taxes

The Company’s effective tax rate from continuing operations for the three months ended March 31, 2015 was 24.7% compared with 20.1% for the three months ended March 31, 2014.  The effective tax rate for the first quarter of 2015 was higher than the first quarter of 2014 because 2014 includes a $6 million benefit related to reductions to several of the Company’s uncertain tax positions due to the outcome of tax examinations.

The Company expects that the full year effective tax rate for 2015 will range between 23% and 25% (excluding the tax on items that management considers not representative of ongoing operations).

Earnings from Continuing Operations Attributable to the Company

For the first quarter of 2015, the Company recorded earnings from continuing operations attributable to the Company of $71 million, or $0.44 per share (diluted), compared to $102 million, or $0.62 per share (diluted), in the first quarter of 2014.

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for the first quarter of 2015 was $21 million compared with $30 million for the first quarter of 2014.  Retained corporate costs and other declined for the three months ended March 31, 2015 compared to the same period in the prior year due to lower pension expense and corporate spending levels.

Discontinued Operations

On March 10, 2015, a tribunal constituted under the auspices of the International Centre for Settlement of Investment Disputes (ICSID) awarded a subsidiary of the Company more than $455 million in an international arbitration against Venezuela related to the 2010 expropriation of the Company’s majority interest in two plants in that country.  Subsequently, Venezuela has announced that it has started the process of filing for an annulment of this award.  The annulment process can take up to several years to complete.  The Company is unable at this stage to predict the amount, or timing of compensation it will ultimately receive under the award. Therefore, the Company has not recognized this award in its financial statements.

A separate arbitration is pending with ICSID to obtain compensation primarily for third-party minority shareholders’ lost interests in the two expropriated plants.

The loss from discontinued operations of $1 million for the three months ended March 31, 2014 is related to ongoing costs for the 2010 Venezuela expropriation.  The loss from discontinued operations was less than $1 million for the three months ended March 31, 2015 and also related to ongoing costs for the Venezuela expropriation.

Capital Resources and Liquidity

As of March 31, 2015, the Company had cash and total debt of $257 million and $3.6 billion, respectively, compared to $201 million and $3.7 billion, respectively, as of March 31, 2014.  A significant portion of the cash was held in mature, liquid markets where the Company has operations, such as the U.S., Europe and Australia, and is readily available to fund global liquidity requirements. The amount of cash held in non-U.S. locations as of March 31, 2015 was $232 million.

Current and Long-Term Debt

On May 19, 2011, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Prior Agreement”).  At March 31, 2015, the Prior Agreement included a $900 million revolving credit facility, a $390 million term loan, a 76 million Canadian dollar term loan, and a €85 million term loan, each of which had a final maturity date of May 19, 2016.  At March 31, 2015, the Company’s subsidiary borrowers had unused credit of $558 million available under the Prior Agreement.  The weighted average interest rate on borrowings outstanding under the Prior Agreement at March 31, 2015 was 1.70%.

On April 22, 2015, the Company’s subsidiary borrowers entered into a new Senior Secured Credit Facility (the “New Agreement”), which amended and restated the Prior Agreement.  The New Agreement includes a $300 million revolving credit facility, a $600 million multicurrency revolving credit facility, a $600 million term loan, a €279 million term loan and a $300 million delayed draw term loan available until October 22, 2015, each of which has a final maturity date of April 22, 2020.  The proceeds from the New Agreement were used to repay all outstanding amounts under the Prior Agreement and will be available for other general corporate purposes, including the repayment of other existing indebtedness.

The New Agreement contains various covenants that restrict, among other things and subject to certain exceptions, the ability of the Company to incur certain liens, make certain investments, become liable under contingent obligations in certain defined instances only, make restricted payments, make certain asset sales within guidelines and limits, engage in certain affiliate transactions, participate in sale and leaseback financing arrangements, alter its fundamental business, and amend certain subordinated debt obligations.

The New Agreement also contains one financial maintenance covenant, a Leverage Ratio, that requires the Company not to exceed a ratio of 4.0x calculated by dividing consolidated total debt, less cash and cash equivalents, by Consolidated EBITDA, as defined in the New Agreement.  The maximum Leverage Ratio is subject to an increase of 0.5x for the four fiscal quarters following the consummation of certain qualifying acquisitions as defined in the New Agreement.  The Leverage Ratio could restrict the ability of the Company to undertake additional financing or acquisitions to the extent that such financing or acquisitions would cause the Leverage Ratio to exceed the specified maximum.

Failure to comply with these covenants and restrictions could result in an event of default under the New Agreement.  In such an event, the Company could not request borrowings under the revolving facility, and all amounts outstanding under the New Agreement, together with accrued interest, could then be declared immediately due and payable.  If an event of default occurs under the New Agreement and the lenders cause all of the outstanding debt obligations under the New Agreement to become due and payable, this would result in a default under a number of other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities.  A default or event of default under the New Agreement, indentures or agreements governing other indebtedness could also lead to an acceleration of debt under other debt instruments that contain cross acceleration or cross-default provisions.

The Leverage Ratio also determines pricing under the New Agreement.  The interest rate on borrowings under the New Agreement is, at the Company’s option, the Base Rate or the Eurocurrency Rate, as defined in the New Agreement.  These rates include a margin linked to the Leverage Ratio.  The margins range from 1.25% to 1.75% for Eurocurrency Rate loans and from 0.25% to 0.75% for Base Rate loans.  In addition, a fee is payable on the revolving credit facility commitments ranging from 0.20% to 0.30% per annum linked to the Leverage Ratio.  As of March 31, 2015, the Company was in compliance with all covenants and restrictions in the Prior Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the New Agreement will not be adversely affected by the covenants and restrictions.

Borrowings under the New Agreement are secured by substantially all of the assets, excluding real estate, of certain of the Company’s domestic subsidiaries, in the case of foreign borrowings, of certain foreign subsidiaries.  Borrowings are also secured by a pledge of certain intercompany debt and equity in most of the Company’s domestic subsidiaries and, in the case of foregin borrowings, of stock of certain foreign subsidiaries.  All borrowings under the New Agreement are guaranteed by certain domestic subsidiaries of the Company for the term of the New Agreement.

During December 2014, the Company issued senior notes with a face value of $500 million that bear interest at 5.00% and are due January 15, 2022 (the “Senior Notes due 2022”).  The Company also issued senior notes with a face value of $300 million that bear interest at 5.375% and are due January 15, 2025 (the “Senior Notes due 2025,” and together with the Senior Notes due 2022, the “New Senior Notes”).  The New Senior Notes were issued via a private placement and are guaranteed by substantially all of the Company’s domestic subsidiaries.  The net proceeds from the New Senior Notes, after deducting debt issuance costs, totaled approximately $790 million and were used to purchase $611 million aggregate principal amount of the Company’s 3.00% exchangeable senior notes.  Approximately $18 million aggregate principal amount of the 3.00% exchangeable senior notes remain outstanding as of March 31, 2015.

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

The Company has a €215 million European accounts receivable securitization program, which extends through September 2016, subject to annual renewal of backup credit lines. Information related to the Company’s accounts receivable securitization program is as follows:

	March 31,	December 31,	March 31,
	2015	2014	2014

Balance (included in short-term loans)	$171	$122	$253

Weighted average interest rate	1.36%	1.41%	1.53%

Cash Flows

Free cash flow was $(384) million for the first three months of 2015 compared to $(310) million for the first three months of 2014.  The Company defines free cash flow as cash provided by continuing operating activities less additions to property, plant and equipment from continuing operations.  Free cash flow does not conform to U.S. GAAP and should not be construed as an alternative to the cash flow measures reported in accordance with U.S. GAAP.  The Company uses free cash flow for internal reporting, forecasting and budgeting and believes this information allows the board of directors, management, investors and analysts to better understand the Company’s financial performance.  Free cash flow for the three months ended March 31, 2015 and 2014 is calculated as follows:

	2015	2014

Cash utilized in continuing operating activities	$(278)	$(202)
Additions to property, plant and equipment	(106)	(108)
Free cash flow	$(384)	$(310)

Operating activities:  Cash utilized in continuing operating activities was $278 million for the three months ended March 31, 2015, compared with $202 million for the three months ended March 31, 2014.  The increase in cash utilized in continuing operating activities was primarily due to an increase in working capital of $429 million in the first quarter of 2015 compared to an increase in working capital of $352 million in the first quarter of 2014.  The increase in working capital was mainly due to a decrease in accounts payable in the first quarter of 2015.  The increase in cash utilized in continuing operating activities was also due to lower earnings in 2015.  Partially offsetting these items was lower cash paid for restructuring activities and other net items, which included less cash paid for deferred returnable packaging costs and deferred customer contracts in 2015.

Investing activities:  Cash utilized in investing activities was $157 million for the three months ended March 31, 2015, compared to $94 million for the three months ended March 31, 2014.  Capital spending for property, plant and equipment was $106 million during the the first quarter of 2015 and $108 million during the first quarter of 2014.  Investing activities in 2015 also included $52 million paid for acquisitions, primarily related to the Company’s acquisition of a glass container plant in North America.  Other net sources from investing activities were $1 million in the first quarter of 2015 compared to $14 million in the first quarter of 2014, which primarily related to the repayment of a loan from one of the Company’s noncontrolling partners in South America.

Financing activities:  Cash provided by financing activities was $207 million for the three months ended March 31, 2015, compared to $121 million for the three months ended March 31, 2014.

The increase in cash provided by financing activities was primarily due to a net increase of $308 million in borrowings in the first quarter of 2015 compared to a net increase of $136 million in the same period in 2014.  The change in borrowings between 2015 and 2014 was primarily due to the increase in repurchases of shares of the Company’s common stock in the first quarter of 2015 and the lower level of free cash flow generated in the first three months of 2015 compared to the same period in the prior year.  The Company repurchased shares of its common stock for $100 million in the first quarter of 2015 compared to no repurchases in the first quarter of 2014.  The repurchases were completed using cash on hand and available borrowings and included an accelerated share repurchase program.  The Company anticipates repurchasing at least an additional $25 million in shares over the course of the year.  Additional details about the Company’s share repurchase activities are provided in Note 10 to the unaudited condensed consolidated financial statements.  No distributions were paid to noncontrolling interests in the first quarter of 2015 compared to $19 million paid in the first quarter of 2014 .

The Company anticipates that cash flows from its operations and from utilization of credit available under the New Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations on a short-term (twelve-months) and long-term basis.  Based on the Company’s expectations regarding future payments for lawsuits and claims and also based on the Company’s expected operating cash flow, the Company believes that the payment of any deferred amounts of previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits and claims associated with asbestos, will not have a material adverse effect upon the Company’s liquidity on a short-term or long-term basis.

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

There have been no other material changes in critical accounting estimates at March 31, 2015 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Forward Looking Statements

This document contains “forward looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Forward looking statements reflect the Company’s current expectations and projections about future events at the time, and thus involve uncertainty and risk. The words “believe,” “expect,” “anticipate,” “will,” “could,” “would,” “should,” “may,” “plan,” “estimate,” “intend,” “predict,” “potential,” “continue,” and the negatives of these words and other similar expressions generally identify forward looking statements. It is possible the Company’s future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) foreign currency fluctuations relative to the U.S. dollar, specifically the Euro, Brazilian real, Colombian peso and Australian dollar, (2) changes in capital availability or cost, including interest rate fluctuations and the ability of the Company to refinance debt at favorable terms, (3) the general political, economic and competitive conditions in markets and countries where the Company has operations, including uncertainties related to economic and social conditions, disruptions in capital markets, disruptions in the supply chain, competitive pricing pressures, inflation or deflation, and changes in tax rates and laws, (4) consumer preferences for alternative forms of packaging, (5) cost and availability of raw materials, labor, energy and transportation, (6) the Company’s ability to manage its cost structure, including its success in implementing restructuring plans and achieving cost savings, (7) consolidation among competitors and customers, (8) the ability of the Company to acquire businesses and expand plants, integrate operations of acquired businesses and achieve expected synergies, (9) unanticipated expenditures with respect to environmental, safety and health laws, (10) the Company’s ability to further develop its sales, marketing and product development capabilities, and (11) the timing and occurrence of events which are beyond the control of the Company, including any expropriation of the Company’s operations, floods and other natural disasters, events related to asbestos-related claims, and the other risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and any subsequently filed Quarterly Report on Form 10-Q. It is not possible to foresee or identify all such factors. Any forward looking statements in this document are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. Forward looking statements are not a guarantee of future performance and actual results or developments may differ materially from expectations. While the Company continually reviews trends and uncertainties affecting the Company’s results of operations and financial condition, the Company does not assume any obligation to update or supplement any particular forward looking statements contained in this document.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

There have been no material changes in market risk at March 31, 2015 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.  Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Also, the Company has investments in certain unconsolidated entities.  As the Company does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those maintained with respect to its consolidated subsidiaries.

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, the Company’s Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2015.

As required by Rule 13a-15(d) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Acting Chief Financial Officer, of any change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.  There have been no changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to material affect, the Company’s internal controls over financial reporting. Management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2014.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

For further information on legal proceedings, see Note 9 to the Condensed Consolidated Financial Statements, “Contingencies,” that is included in Part I of this Report and is incorporated herein by reference.

Item 1A.  Risk Factors.

There have been no material changes in risk factors at March 31, 2015, from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company purchased 3,509,496 shares of its common stock during the first quarter of 2015 for $100 million pursuant to authorization by its Board of Directors in October 2014 to purchase up to $500 million of the Company’s common stock until December 31, 2017.  The following table provides information about the Company’s purchases of its common stock during the first quarter of 2015:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in millions)
January 1 - January 31, 2015				$480
February 1 - February 28, 2015	3,509	$24.22	3,509	$380	(a)
March 1 - March 31, 2015				$380

(a)         On February 4, 2015, the Company entered into an accelerated share repurchase agreement (“ASR”) with J.P. Morgan Securities LLC (the “ASR Counterparty”) to repurchase $100 million of its common stock. The Company advanced $100 million to the ASR Counterparty on February 5, 2015, and received 3,509,496 shares, which represented eighty five percent of the total shares as calculated using the closing price on February 4, 2015 of $24.22.  The remaining number of shares to be delivered will be based on the daily volume-weighted average price of the Company’s common stock during the term of the ASR. The ASR is expected to be settled in the second quarter of this year. Under the terms of the ASR program, the ASR Counterparty was permitted, in accordance with the applicable requirements of the federal securities laws, to separately trade in the Company’s shares.

Item 6.  Exhibits.

Exhibit 4.1

Amended and Restated Credit Agreement and Syndicated Facility Agreement, dated as of April 22, 2015, by and among the Borrowers named therein, Owens-Illinois General, Inc., as Borrowers’ Agent, Deutsche Bank AG, New York Branch, as Administrative Agent, and the other Agents, Arrangers and Lenders named therein (filed as exhibit 4.1 to Owens-Illinois Group, Inc.’s Form 8-K dated April 22, 2015, File No. 33-13061, and incorporated herein by reference).

Exhibit 4.2

Fourth Amended and Restated Pledge Agreement, dated as of April 22, 2015, between Owens-Illinois Group, Inc., Owens-Brockway Packaging, Inc., and Deutsche Bank AG, New York Branch, as Collateral Agent (as defined therein) and any other parties thereto (filed as exhibit 4.2 to Owens-Illinois Group, Inc.’s Form 8-K dated April 22, 2015, File No. 33-13061, and incorporated herein by reference).

Exhibit 4.3

Amended and Restated Security Agreement, dated as of April 22, 2015, between Owens-Illinois Group, Inc., each of the direct and indirect subsidiaries of Owens-Illinois Group, Inc. signatory thereto, and Deutsche Bank AG, New York Branch, as Collateral Agent (as defined therein) (filed as exhibit 4.3 to Owens-Illinois Group, Inc.’s Form 8-K dated April 22, 2015, File No. 33-13061, and incorporated herein by reference).

Exhibit 10.1*

Form of Non-Qualified Stock Option Agreement for use under Owens-Illinois, Inc.’s Second Amended and Restated 2005 Incentive Award Plan (filed as Exhibit 10.1 to Owens-Illinois, Inc.’s Form 8-K dated March 7, 2015, File No. 1-9576, and incorporated herein by reference).

Exhibit 10.2*

Form of Restricted Stock Unit Agreement for use under Owens-Illinois, Inc.’s Second Amended and Restated 2005 Incentive Award Plan (filed as Exhibit 10.2 to Owens-Illinois, Inc.’s Form 8-K dated March 7, 2015, File No. 1-9576, and incorporated herein by reference).

Exhibit 10.3*

Form of Performance Stock Unit Agreement for use under Owens-Illinois, Inc.’s Second Amended and Restated 2005 Incentive Award Plan (filed as Exhibit 10.3 to Owens-Illinois, Inc.’s Form 8-K dated March 7, 2015, File No. 1-9576, and incorporated herein by reference).

Exhibit 10.4*	Owens-Illinois, Inc. Executive Severance Policy (filed as Exhibit 10.4 to Owens-Illinois, Inc.’s Form 8-K dated March 7, 2015, File No. 1-9576, and incorporated herein by reference).

Exhibit 10.5*

Letter Agreement dated March 7, 2015, between Owens-Illinois, Inc. and Stephen P. Bramlage, Jr. (filed as Exhibit 10.5 to Owens-Illinois, Inc.’s Form 8-K dated March 7, 2015, File No. 1-9576, and incorporated herein by reference).

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101

Financial statements from the quarterly report on Form 10-Q of Owens-Illinois, Inc. for the quarter ended March 31, 2015, formatted in XBRL: (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

*                 Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 6.

**          This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OWENS-ILLINOIS, INC.

Date	April 29, 2015	By	/s/ John A. Haudrich
John A. Haudrich
Vice President and Acting Chief Financial Officer (Principal Financial Officer; Principal Accounting Officer)