Form 10-Q
period 2015-06-30
OWENS ILLINOIS INC /DE/
filed 2015-07-30
CIK 812074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

FORM 10-Q

(Mark one)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2015

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

The number of shares of common stock, par value $.01, of Owens-Illinois, Inc. outstanding as of June 30, 2015 was 160,767,643.

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

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net sales	$1,543	$1,797	$2,964	$3,436
Cost of goods sold	(1,269)	(1,439)	(2,422)	(2,757)
Gross profit	274	358	542	679

Selling and administrative expense	(118)	(131)	(242)	(264)
Research, development and engineering expense	(16)	(17)	(31)	(32)
Interest expense, net	(74)	(54)	(121)	(108)
Equity earnings	14	19	29	35
Other income (expense), net	(18)	4	(15)	3

Earnings from continuing operations before income taxes	62	179	162	313
Provision for income taxes	(15)	(39)	(40)	(66)

Earnings from continuing operations	47	140	122	247
Loss from discontinued operations	(2)	(20)	(2)	(21)

Net earnings	45	120	120	226
Net earnings attributable to noncontrolling interests	(5)	(6)	(9)	(11)
Net earnings attributable to the Company	$40	$114	$111	$215

Amounts attributable to the Company:
Earnings from continuing operations	$42	$134	$113	$236
Loss from discontinued operations	(2)	(20)	(2)	(21)
Net earnings	$40	$114	$111	$215

Basic earnings per share:
Earnings from continuing operations	$0.26	$0.81	$0.70	$1.43
Loss from discontinued operations	(0.01)	(0.12)	(0.01)	(0.13)
Net earnings	$0.25	$0.69	$0.69	$1.30

Weighted average shares outstanding (thousands)	160,992	164,906	161,566	164,833

Diluted earnings per share:
Earnings from continuing operations	$0.26	$0.80	$0.69	$1.42
Loss from discontinued operations	(0.01)	(0.12)	(0.01)	(0.13)
Net earnings	$0.25	$0.68	$0.68	$1.29

Weighted average diluted shares outstanding (thousands)	161,907	166,258	162,594	166,212

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME

(Dollars in millions)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net earnings	$45	$120	$120	$226
Other comprehensive income (loss):
Foreign currency translation adjustments	23	49	(234)	81
Pension and other postretirement benefit adjustments, net of tax	8	14	45	37
Change in fair value of derivative instruments	(2)	(1)	(2)
Other comprehensive income (loss):	29	62	(191)	118
Total comprehensive income (loss)	74	182	(71)	344
Comprehensive income attributable to noncontrolling interests	(1)	(8)	(1)	(10)
Comprehensive income (loss) attributable to the Company	$73	$174	$(72)	$334

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	June 30,	December 31,	June 30,
	2015	2014	2014
Assets
Current assets:
Cash and cash equivalents	$378	$512	$194
Receivables	922	744	1,147
Inventories	985	1,035	1,204
Prepaid expenses	100	80	103

Total current assets	2,385	2,371	2,648

Property, plant and equipment, net	2,386	2,445	2,661
Goodwill	1,789	1,893	2,065
Other assets	1,058	1,149	1,217

Total assets	$7,618	$7,858	$8,591

Liabilities and Share Owners’ Equity
Current liabilities:
Short-term loans and long-term debt due within one year	$555	$488	$1,027
Current portion of asbestos-related liabilities	143	143	150
Accounts payable	983	1,137	1,123
Other liabilities	458	560	538

Total current liabilities	2,139	2,328	2,838

Long-term debt	3,217	2,972	2,620
Asbestos-related liabilities	258	292	256
Other long-term liabilities	909	991	955
Share owners’ equity	1,095	1,275	1,922

Total liabilities and share owners’ equity	$7,618	$7,858	$8,591

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in millions)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net earnings	$120	$226
Loss from discontinued operations	2	21
Non-cash charges
Depreciation and amortization	197	229
Pension expense	15	29
Restructuring, asset impairment and related charges	22
Cash payments
Pension contributions	(10)	(20)
Asbestos-related payments	(35)	(42)
Cash paid for restructuring activities	(15)	(38)
Change in components of working capital	(401)	(354)
Other, net (a)	(5)	(82)
Cash utilized in continuing operating activities	(110)	(31)
Cash utilized in discontinued operating activities	(2)	(2)
Total cash utilized in operating activities	(112)	(33)
Cash flows from investing activities:
Additions to property, plant and equipment	(208)	(196)
Acquisitions, net of cash acquired	(52)
Other, net	6	15
Cash utilized in investing activities	(254)	(181)
Cash flows from financing activities:
Changes in borrowings, net	400	71
Issuance of common stock	1	5
Treasury shares purchased	(100)	(12)
Distributions to noncontrolling interests	(12)	(35)
Payment of finance fees	(37)
Cash provided by financing activities	252	29
Effect of exchange rate fluctuations on cash	(20)	(4)
Decrease in cash	(134)	(189)
Cash at beginning of period	512	383
Cash at end of period	$378	$194

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

Financial information for the three and six months ended June 30, 2015 and 2014 regarding the Company’s reportable segments is as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net sales:
Europe	$637	$790	$1,204	$1,496
North America	530	541	1,000	1,026
South America	207	274	412	513
Asia Pacific	153	184	316	387

Reportable segment totals	1,527	1,789	2,932	3,422
Other	16	8	32	14
Net sales	$1,543	$1,797	$2,964	$3,436

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Segment operating profit:

Europe	$64	$109	$113	$196
North America	82	83	153	148
South America	27	53	57	94
Asia Pacific	14	17	32	42
Reportable segment totals	187	262	355	480

Items excluded from segment operating profit:
Retained corporate costs and other	(18)	(29)	(39)	(59)
Restructuring, asset impairment and other charges	(27)		(27)
Strategic transaction costs	(6)		(6)
Interest expense, net	(74)	(54)	(121)	(108)
Earnings from continuing operations before income taxes	$62	$179	$162	$313

Financial information regarding the Company’s total assets is as follows:

	June 30,	December 31,	June 30,
	2015	2014	2014
Total assets:
Europe	$3,117	$3,223	$3,667
North America	2,042	1,971	2,087
South America	1,094	1,300	1,436
Asia Pacific	921	1,018	1,127

Reportable segment totals	7,174	7,512	8,317
Other	444	346	274
Consolidated totals	$7,618	$7,858	$8,591

2.  Receivables

Receivables consist of the following:

	June 30,	December 31,	June 30,
	2015	2014	2014
Trade accounts receivable	$742	$583	$976
Less: allowances for doubtful accounts and discounts	30	34	40
Net trade receivables	712	549	936
Other receivables	210	195	211
	$922	$744	$1,147

The Company uses various factoring programs to sell certain receivables to financial institutions as part of managing its cash flows. The amount of receivables sold by the Company was $285 million, $276 million, and $190 million at June 30, 2015, December 31, 2014, and June 30, 2014, respectively. Any continuing involvement with the sold receivables is immaterial.

3.  Inventories

Major classes of inventory are as follows:

	June 30,	December 31,	June 30,
	2015	2014	2014

Finished goods	$842	$884	$1,032
Raw materials	103	110	127
Operating supplies	40	41	45

	$985	$1,035	$1,204

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

Commodity Forward Contracts Designated as Cash Flow Hedges

In North America, the Company enters into commodity forward contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows. The Company continually evaluates the natural gas market and related price risk and periodically enters into commodity forward contracts in order to hedge a portion of its usage requirements. The majority of the sales volume in North America is tied to customer contracts that contain provisions that pass the price of natural gas to the customer.  In certain of these contracts, the customer has the option of fixing the natural gas price component for a specified period of time.  At June 30, 2015 and 2014, the Company had entered into commodity forward contracts covering approximately 5,900,000 MMBTUs and 2,900,000 MMBTUs, respectively, primarily related to customer requests to lock the price of natural gas.

The Company accounts for the above forward contracts as cash flow hedges at June 30, 2015 and recognizes them on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owners’ equity (“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. An unrecognized loss of less than $1 million at June 30, 2015 and an unrecognized gain of less than $1 million at June 30, 2014 related to the commodity forward contracts was included in Accumulated OCI, and will be reclassified into earnings over the next twelve to twenty-four months.  Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.  The ineffectiveness related to these natural gas hedges for the three and six months ended June 30, 2015 and 2014 was not material.

The effect of the commodity forward contracts on the results of operations for the three months ended June 30, 2015 and 2014 is as follows:

		Amount of Gain
Amount of Gain (Loss)		Reclassified from
Recognized in OCI on		Accumulated OCI into Income
Commodity Forward Contracts		(reported in Cost of goods sold)
(Effective Portion)		(Effective Portion)
2015	2014	2015	2014

$—	$—	$2	$1

The effect of the commodity forward contracts on the results of operations for the six months ended June 30, 2015 and 2014 is as follows:

		Amount of Gain
Amount of Gain		Reclassified from
Recognized in OCI on		Accumulated OCI into Income
Commodity Forward Contracts		(reported in Cost of goods sold)
(Effective Portion)		(Effective Portion)
2015	2014	2015	2014

$—	$2	$2	$2

Forward Exchange Derivative Contracts not Designated as Hedging Instruments

The Company may enter into short-term forward exchange or option agreements to purchase foreign currencies at set rates in the future. These agreements are used to limit exposure to fluctuations in foreign currency exchange rates for significant planned purchases of fixed assets or commodities that are denominated in currencies other than the subsidiaries’ functional currency. Subsidiaries may also use forward exchange agreements to offset the foreign currency risk for receivables and payables, including intercompany receivables, payables, and loans, not denominated in, or indexed to, their functional currencies. The Company records these short-term forward exchange agreements on the balance sheet at fair value and changes in the fair value are recognized in current earnings.

At June 30, 2015 and 2014, various subsidiaries of the Company had outstanding forward exchange and option agreements denominated in various currencies covering the equivalent of approximately $606 million and $510 million, respectively, related primarily to intercompany transactions and loans.

The effect of the forward exchange derivative contracts on the results of operations for the three months ended June 30, 2015 and 2014 is as follows:

	Amount of Gain (Loss)
Location of Gain (Loss)	Recognized in Income on
Recognized in Income on	Forward Exchange Contracts
Forward Exchange Contracts	2015	2014

Other expense, net	$(5)	$—

The effect of the forward exchange derivative contracts on the results of operations for the six months ended June 30, 2015 and 2014 is as follows:

	Amount of Gain (Loss)
Location of Gain (Loss)	Recognized in Income on
Recognized in Income on	Forward Exchange Contracts
Forward Exchange Contracts	2015	2014

Other expense, net	$6	$(1)

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

	Balance	Fair Value
	Sheet Location	June 30, 2015	December 31, 2014	June 30, 2014

Asset Derivatives:
Derivatives designated as hedging instruments:
Commodity forward contracts	a	$—	$—	$1

Derivatives not designated as hedging instruments:
Foreign exchange contracts	a	8	10	3
Total asset derivatives		$8	$10	$4

Liability Derivatives:

Derivatives not designated as hedging instruments:
Foreign exchange contracts	c	5	4	2
Total liability derivatives		$5	$4	$2

5.  Restructuring Accruals

Selected information related to the restructuring accruals for the three months ended June 30, 2015 and 2014 is as follows:

	European Asset Optimization	Asia Pacific Restructuring	Other Restructuring Actions	Total Restructuring

Balance at April 1, 2015	$11	$10	$25	$46
Charges		5	17	22
Write-down of assets to net realizable value		(4)	(7)	(11)
Net cash paid, principally severance and related benefits		(3)	(2)	(5)
Other, including foreign exchange translation				—
Balance at June 30, 2015	$11	$8	$33	$52

	European Asset Optimization	Asia Pacific Restructuring	Other Restructuring Actions	Total Restructuring

Balance at April 1, 2014	$27	$12	$46	$85
Net cash paid, principally severance and related benefits	(3)	(9)	(5)	(17)
Other, including foreign exchange translation	(4)		1	(3)
Balance at June 30, 2014	$20	$3	$42	$65

Selected information related to the restructuring accruals for the six months ended June 30, 2015 and 2014 is as follows:

	European Asset Optimization	Asia Pacific Restructuring	Other Restructuring Actions	Total Restructuring

Balance at January 1, 2015	$12	$12	$36	$60
Charges		5	17	22
Write-down of assets to net realizable value		(4)	(7)	(11)
Net cash paid, principally severance and related benefits		(4)	(11)	(15)
Other, including foreign exchange translation	(1)	(1)	(2)	(4)
Balance at June 30, 2015	$11	$8	$33	$52

	European Asset Optimization	Asia Pacific Restructuring	Other Restructuring Actions	Total Restructuring

Balance at January 1, 2014	$30	$20	$64	$114
Net cash paid, principally severance and related benefits	(5)	(13)	(20)	(38)
Other, including foreign exchange translation	(5)	(4)	(2)	(11)
Balance at June 30, 2014	$20	$3	$42	$65

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

Asia Pacific Restructuring

During the three and six months ended June 30, 2015, the Company recorded charges of $5 million.  These charges primarily represented the write-down of assets as part of the Company’s Asia Pacific Restructuring program.

Other Restructuring Actions

During the three and six months ended June 30, 2015, the Company recorded charges of $17 million. These charges primarily represented employee costs, write-down of assets, and other exit costs of $13 million that the Company was required to record for furnace closures announced during the second quarter of 2015 in South America as well as $4 million of severance and other exit costs related to a furnace closure in North America.

6.  Pension Benefit Plans

The components of the net periodic pension cost for the three months ended June 30, 2015 and 2014 are as follows:

	U.S.		Non-U.S.
	2015	2014	2015	2014
Service cost	$6	$5	$5	$7
Interest cost	24	26	12	19
Expected asset return	(42)	(44)	(21)	(24)

Amortization:
Prior Service cost				(1)
Actuarial loss	19	19	5	7

Net periodic pension cost	$7	$6	$1	$8

The components of the net periodic pension cost for the six months ended June 30, 2015 and 2014 are as follows:

	U.S.		Non-U.S.
	2015	2014	2015	2014
Service cost	$12	$12	$9	$14
Interest cost	48	53	24	37
Expected asset return	(84)	(87)	(42)	(46)

Amortization:
Prior Service cost				(1)
Actuarial loss	38	36	10	11

Net periodic pension cost	$14	$14	$1	$15

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

8.  Debt

The following table summarizes the long-term debt of the Company:

	June 30,	December 31,	June 30,
	2015	2014	2014
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$—	$—
Term Loans:
Term Loan A	900
Term Loan A (€279 million at June 30, 2015)	312
Previous Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans			65
Term Loans:
Term Loan B (USD tranche)		405	405
Term Loan C (CAD tranche)		70	76
Term Loan D (EURO tranche)		103	116
Senior Notes:
3.00%, Exchangeable, due 2015		18	611
7.375%, due 2016	299	596	595
6.75%, due 2020 (€500 million)	560	608	682
4.875%, due 2021 (€330 million)	369	401	450
5.00%, due 2022	494	494
5.375%, due 2025	296	296
Senior Debentures:
7.80%, due 2018	250	250	250
Capital Leases	64	63	45
Other	21	29	21
Total long-term debt	3,565	3,333	3,316
Less amounts due within one year	348	361	696
Long-term debt	$3,217	$2,972	$2,620

On April 22, 2015, certain of the Company’s subsidiaries entered into a new Senior Secured Credit Facility (the “Agreement”), which amended and restated the previous credit agreement (the “Previous Agreement”).  The proceeds from the Agreement were used to repay all outstanding amounts under the Previous Agreement and $300 million of the 7.375% senior notes due 2016.  The Company recorded $28 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees.

At June 30, 2015, the Agreement includes a $300 million USD revolving credit facility, a $600 million multicurrency revolving credit facility, a $900 million term loan, and a €279 million term loan, each of which has a final maturity date of April 22, 2020.  At June 30, 2015, the Company had unused credit of $860 million available under the Agreement.  The weighted average interest rate on borrowings outstanding under the Agreement at June 30, 2015 was 1.64%.

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

The Agreement also contains one financial maintenance covenant, a Leverage Ratio, that requires the Company not to exceed a ratio of 4.0x calculated by dividing consolidated total debt, less cash and cash equivalents, by consolidated EBITDA, as defined in the Agreement.  The maximum Leverage Ratio is subject to an increase of 0.5x for the four fiscal quarters following the consummation of certain qualifying acquisitions as defined in the Agreement.  The Leverage Ratio could restrict the ability of the Company to undertake additional financing or acquisitions to the extent that such financing or acquisitions would cause the Leverage Ratio to exceed the specified maximum.

Failure to comply with these covenants and restrictions could result in an event of default under the Agreement.  In such an event, the Company could not request borrowings under the revolving facility, and all amounts outstanding under the Agreement, together with accrued interest, could then be declared immediately due and payable.  If an event of default occurs under the Agreement and the lenders cause all of the outstanding debt obligations under the Agreement to become due and payable, this would result in a default under a number of other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities.  As of June 30, 2015, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

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

Borrowings under the Agreement are secured by substantially all of the assets, excluding real estate and certain other excluded assets, of certain of the Company’s domestic subsidiaries and certain foreign subsidiaries.  Borrowings are also secured by a pledge of intercompany debt and equity investments in certain of the Company’s domestic subsidiaries and, in the case of foreign borrowings, of stock of certain foreign subsidiaries.  All borrowings under the Agreement are guaranteed by certain domestic subsidiaries of the Company for the term of the Agreement.

During December 2014, the Company issued senior notes with a face value of $500 million that bear interest at 5.00% and are due January 15, 2022 (the “Senior Notes due 2022”).  The Company also issued senior notes with a face value of $300 million that bear interest at 5.375% and are due January 15, 2025 (the “Senior Notes due 2025,” and together with the Senior Notes due 2022, the “New Senior Notes”).  The New Senior Notes were issued via a private placement and are guaranteed by substantially all of the Company’s domestic subsidiaries.  The net proceeds from the New Senior Notes, after deducting debt issuance costs, totaled approximately $790 million and were used to purchase $611 million aggregate principal amount of the Company’s 3.00% 2015 Exchangeable Senior Notes.  The remaining balance of the Exchangeable Senior Notes was repaid in the second quarter of 2015.

The Company has a €215 million European accounts receivable securitization program, which extends through September 2016, subject to periodic renewal of backup credit lines.

Information related to the Company’s accounts receivable securitization program is as follows:

	June 30,	December 31,	June 30,
	2015	2014	2014

Balance (included in short-term loans)	$192	$122	$294

Weighted average interest rate	1.12%	1.41%	1.44%

The carrying amounts reported for the accounts receivable securitization program, and certain long-term debt obligations subject to frequently redetermined interest rates, approximate fair value.  Fair values for the Company’s significant fixed rate debt obligations are based on published market quotations, and are classified as Level 1 in the fair value hierarchy.

Fair values at June 30, 2015 of the Company’s significant fixed rate debt obligations are as follows:

		Indicated
	Principal	Market	Fair
	Amount	Price	Value
Senior Notes:
7.375%, due 2016	$300	$104.63	$314
6.75%, due 2020 (€500 million)	560	116.19	651
4.875%, due 2021 (€330 million)	369	106.49	393
5.00%, due 2022	500	99.31	497
5.375%, due 2025	300	98.25	295
Senior Debentures:
7.80%, due 2018	250	110.64	277

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

As of June 30, 2015, the Company has determined that it is a named defendant in asbestos lawsuits and claims involving approximately 2,200 plaintiffs and claimants.  Based on an analysis of the lawsuits pending as of December 31, 2014, approximately 81% of plaintiffs either do not specify the monetary damages sought, or in the case of court filings, claim an amount sufficient to invoke the jurisdictional minimum of the trial court.  Approximately 13% of plaintiffs specifically plead damages above the jurisdictional minimum up to, and including, $15 million or less, and 5% of plaintiffs specifically plead damages greater than $15 million but less than $100 million.  Fewer than 1% of plaintiffs specifically plead damages equal to or greater than $100 million.

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

Since receiving its first asbestos claim, the Company as of June 30, 2015, has disposed of the asbestos claims of approximately 395,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $9,000.  Certain of these dispositions have included deferred amounts payable.  Deferred amounts payable totaled approximately $10 million at June 30, 2015 ($13 million at December 31, 2014) and are included in the foregoing average indemnity payment per claim.  The Company’s asbestos indemnity payments have varied on a per claim basis, and are expected to continue to vary considerably over time.  As discussed above, a part of the Company’s objective is to achieve, where possible, resolution of asbestos claims pursuant to claims-handling agreements.  Failure of claimants to meet certain medical and product exposure criteria in the Company’s administrative claims handling agreements has generally reduced the number of claims that would otherwise have been received by the Company in the tort system.  In addition, certain courts and legislatures have reduced or eliminated the number of claims that the Company otherwise would have received by the Company in the tort system.  These developments generally have had the effect of increasing the Company’s per-claim average indemnity payment over time.

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

The Company’s reported results of operations for 2014 were materially affected by the $135 million fourth quarter charge for asbestos-related costs and asbestos-related payments continue to be substantial. Given the inherent volatility involved in the asbestos litigation, the Company is unable to provide an estimate of possible loss or range of loss beyond the $435 million recorded as of December 31, 2014. Any future additional charge would likewise materially affect the Company’s results of operations for the period in which it is recorded. Also, the continued use of significant amounts of cash for asbestos-related costs has affected and may continue to affect the Company’s cost of borrowing and its ability to pursue global or domestic acquisitions. However, the Company believes that its operating cash flows and other sources of liquidity will be sufficient to pay its obligations for asbestos-related costs and to fund its working capital and capital expenditure requirements on a short-term and long-term basis.

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

10.  Share Owners’ Equity

The activity in share owners’ equity for the three months ended June 30, 2015 and 2014 is as follows:

	Share Owners’ Equity of the Company
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Share Owners’ Equity

Balance on April 1, 2015	$2	$3,056	$(578)	$135	$(1,710)	$123	$1,028
Issuance of common stock (6,928 shares)		1					1
Reissuance of common stock (75,383 shares)			1				1
Treasury shares purchased (599,760 shares)
Stock compensation		3					3
Net earnings				40		5	45
Other comprehensive income (loss)					33	(4)	29
Distributions to noncontrolling interests						(12)	(12)
Balance on June 30, 2015	$2	$3,060	$(577)	$175	$(1,677)	$112	$1,095

	Share Owners’ Equity of the Company
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Share Owners’ Equity

Balance on April 1, 2014	$2	$3,052	$(452)	$90	$(1,062)	$130	$1,760
Issuance of common stock (57,815 shares)		1					1
Reissuance of common stock (49,026 shares)			1				1
Treasury shares purchased (364,436 shares)			(12)				(12)
Stock compensation		6					6
Net earnings				114		6	120
Other comprehensive income (loss)					60	2	62
Distributions to noncontrolling interests						(16)	(16)
Balance on June 30, 2014	$2	$3,059	$(463)	$204	$(1,002)	$122	$1,922

The activity in share owners’ equity for the six months ended June 30, 2015 and 2014 is as follows:

	Share Owners’ Equity of the Company
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Share Owners’ Equity

Balance on January 1, 2015	$2	$3,066	$(480)	$64	$(1,494)	$117	$1,275
Issuance of common stock (39,107 shares)		1					1
Reissuance of common stock (132,842 shares)			3				3
Treasury shares purchased (4,109,256 shares)			(100)				(100)
Stock compensation		11					11
Net earnings				111		9	120
Other comprehensive income (loss)					(183)	(8)	(191)
Distributions to noncontrolling interests						(12)	(12)
Acquisitions of noncontrolling interests		(18)				6	(12)
Balance on June 30, 2015	$2	$3,060	$(577)	$175	$(1,677)	$112	$1,095

	Share Owners’ Equity of the Company
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings (loss)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Share Owners’ Equity

Balance on January 1, 2014	$2	$3,040	$(454)	$(11)	$(1,121)	$147	$1,603
Issuance of common stock (213,542 shares)		5					5
Reissuance of common stock (97,067 shares)			3				3
Treasury shares purchased (364,436 shares)			(12)				(12)
Stock compensation		14					14
Net earnings				215		11	226
Other comprehensive income (loss)					119	(1)	118
Distributions to noncontrolling interests						(35)	(35)
Balance on June 30, 2014	$2	$3,059	$(463)	$204	$(1,002)	$122	$1,922

On February 4, 2015, the Company entered into an accelerated share repurchase agreement (“ASR”) with J.P. Morgan Securities LLC (the “ASR Counterparty”) to repurchase $100 million of its common stock. The Company advanced $100 million to the ASR Counterparty on February 5, 2015, and received 3,509,496 shares, which represented eighty five percent of the total shares as calculated using the closing price on February 4, 2015.  The remaining share settlement was received from the ASR Counterparty in the amount of 599,760 shares and was completed on May 26, 2015 based on the daily volume-weighted average price of the Company’s common stock during the term of the ASR. Under the terms of the ASR program, the ASR Counterparty was permitted, in accordance with the applicable requirements of the federal securities laws, to separately trade in the Company’s shares.

The Company has 250,000,000 shares of common stock authorized with a par value of $.01 per share. Shares outstanding are as follows:

	Shares Outstanding (in thousands)
	June 30,	December 31,	June 30,
	2015	2014	2014

Shares of common stock issued (including treasury shares)	184,462	183,915	183,897

Treasury shares	23,694	19,718	19,053

11. Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three months ended June 30, 2015 and 2014 is as follows:

	Net Effect of Exchange Rate Fluctuations	Change in Certain Derivative Instruments		Employee Benefit Plans	Total Accumulated Other Comprehensive Loss

Balance on April 1, 2015	$(308)	$(11)		$(1,391)	$(1,710)

Change before reclassifications	27				27
Amounts reclassified from accumulated other comprehensive income		(2	)(a)	17 (b)	15
Translation effect				(9)	(9)
Tax effect					—

Other comprehensive income attributable to the Company	27	(2)		8	33

Balance on June 30, 2015	$(281)	$(13)		$(1,383)	$(1,677)

	Net Effect of Exchange Rate Fluctuations	Change in Certain Derivative Instruments		Employee Benefit Plans	Total Accumulated Other Comprehensive Loss

Balance on April 1, 2014	$264	$(11)		$(1,315)	$(1,062)

Change before reclassifications	47				47
Amounts reclassified from accumulated other comprehensive income		(1	)(a)	22 (b)	21
Translation effect				(7)	(7)
Tax effect				(1)	(1)

Other comprehensive income attributable to the Company	47	(1)		14	60

Balance on June 30, 2014	$311	$(12)		$(1,301)	$(1,002)

(a)         Amount is included in Cost of goods sold on the Condensed Consolidated Results of Operations (see Note 4 for additional information).

(b)         Amount is included in the computation of net periodic pension cost (see Note 6 for additional information) and net postretirement benefit cost.

The activity in accumulated other comprehensive loss for the six months ended June 30, 2015 and 2014 is as follows:

	Net Effect of Exchange Rate Fluctuations	Change in Certain Derivative Instruments		Employee Benefit Plans	Total Accumulated Other Comprehensive Loss

Balance on January 1, 2015	$(55)	$(11)		$(1,428)	$(1,494)

Change before reclassifications	(226)				(226)
Amounts reclassified from accumulated other comprehensive income		(2	)(a)	38 (b)	36
Translation effect				6	6
Tax effect				1	1

Other comprehensive income attributable to the Company	(226)	(2)		45	(183)

Balance on June 30, 2015	$(281)	$(13)		$(1,383)	$(1,677)

	Net Effect of Exchange Rate Fluctuations	Change in Certain Derivative Instruments		Employee Benefit Plans	Total Accumulated Other Comprehensive Loss

Balance on January 1, 2014	$229	$(12)		$(1,338)	$(1,121)

Change before reclassifications	82	2			84
Amounts reclassified from accumulated other comprehensive income		(2	)(a)	45 (b)	43
Translation effect				(6)	(6)
Tax effect				(2)	(2)

Other comprehensive income attributable to the Company	82	—		37	119

Balance on June 30, 2014	$311	$(12)		$(1,301)	$(1,002)

(a)         Amount is included in Cost of goods sold on the Condensed Consolidated Results of Operations (see Note 4 for additional information).

(b)         Amount is included in the computation of net periodic pension cost (see Note 6 for additional information) and net postretirement benefit cost.

12. Other Expense

Other income (expense), net for the three and six months ended June 30, 2015 and 2014 included the following:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Restructuring, asset impairment and related charges	$(22)	$—	$(22)	$—
Strategic transaction costs	(6)		(6)
Foreign currency exchange gain (loss)	3	(1)	8	(1)
Other income	7	5	5	4
	$(18)	$4	$(15)	$3

For the three and six month periods ended June 30, 2015, the restructuring, asset impairment and related charges primarily related to the South America, Asia Pacific and North America regions. See Note 5 for additional information.

In May 2015, the Company announced its proposed acquisition of Vitro, S.A.B. de C.V.’s food and beverage glass container business in an all-cash transaction valued at approximately $2.15 billion. For the three and six month periods ended June 30, 2015, the strategic transaction costs relate to this pending acquisition.

13. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,
	2015	2014
Numerator:
Net earnings attributable to the Company	$40	$114

Denominator (in thousands):
Denominator for basic earnings per share - weighted average shares outstanding	160,992	164,906
Effect of dilutive securities:
Stock options and other	915	1,352
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	161,907	166,258

Basic earnings per share:
Earnings from continuing operations	$0.26	$0.81
Loss from discontinued operations	(0.01)	(0.12)
Net earnings	$0.25	$0.69

Diluted earnings per share:
Earnings from continuing operations	$0.26	$0.80
Loss from discontinued operations	(0.01)	(0.12)
Net earnings	$0.25	$0.68

Options to purchase 1,750,300 and 613,869 weighted average shares of common stock which were outstanding during the three months ended June 30, 2015 and 2014, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

	Six months ended June 30,
	2015	2014
Numerator:
Net earnings attributable to the Company	$111	$215

Denominator (in thousands):
Denominator for basic earnings per share - weighted average shares outstanding	161,566	164,833
Effect of dilutive securities:
Stock options and other	1,028	1,379
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	162,594	166,212

Basic earnings per share:
Earnings from continuing operations	$0.70	$1.43
Loss from discontinued operations	(0.01)	(0.13)
Net earnings	$0.69	$1.30

Diluted earnings per share:
Earnings from continuing operations	$0.69	$1.42
Loss from discontinued operations	(0.01)	(0.13)
Net earnings	$0.68	$1.29

Options to purchase 1,774,616 and 491,941 weighted average shares of common stock which were outstanding during the six months ended June 30, 2015 and 2014, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

14.  Supplemental Cash Flow Information

	Six months ended June 30,
	2015	2014

Interest paid in cash	$125	$99

Income taxes paid in cash (non-U.S.)	$72	$68

15.  Discontinued Operations

On March 10, 2015, a tribunal constituted under the auspices of the International Centre for Settlement of Investment Disputes (“ICSID”) awarded a subsidiary of the Company more than $455 million in an international arbitration against Venezuela related to the 2010 expropriation of the Company’s majority interest in two plants in that country.  On July 10, 2015, ICSID confirmed that it had received from Venezuela a petition to annul the award.  The annulment process can take up to several years to complete.  The Company is unable at this stage to predict the amount or timing of compensation it will ultimately receive under the award. Therefore, the Company has not recognized this award in its financial statements.

A separate arbitration is pending with ICSID to obtain compensation primarily for third-party minority shareholders’ lost interests in the two expropriated plants.

The loss from discontinued operations of $2 million for the six months ended June 30, 2015 is related to ongoing costs for the Venezuela expropriation.  The loss from discontinued operations of $21 million for the six months ended June 30, 2014 included a settlement of a dispute with the purchaser of a previously disposed business, as well as ongoing costs related to the Venezuela expropriation.

16.  New Accounting Pronouncement

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  In July 2015, the FASB voted to delay by one year the effective date of the new revenue recognition standard, which is effective for the Company on January 1, 2018. The Company is currently evaluating the effect this standard will have on its consolidated financial statements and related disclosures.  The Company has not yet selected a transition method nor determined the effect of the standard on its ongoing financial reporting.

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

	June 30, 2015
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$—	$—	$378	$—	$378
Receivables			922		922
Inventories			985		985
Prepaid expenses			100		100

Total current assets	—	—	2,385	—	2,385
Investments in and advances to subsidiaries	1,636	1,384		(3,020)	—

Property, plant and equipment, net			2,386		2,386
Goodwill			1,789		1,789
Other assets			1,058		1,058

Total assets	$1,636	$1,384	$7,618	$(3,020)	$7,618

Current liabilities:
Short-term loans and long-term debt due within one year	$—	$—	$555	$—	$555
Current portion of asbestos liability	143				143
Accounts payable			983		983
Other liabilities	2		458	(2)	458

Total current liabilities	145	—	1,996	(2)	2,139

Long-term debt	250		3,217	(250)	3,217
Asbestos-related liabilities	258				258
Other long-term liabilities			909		909
Total Share owners’ equity of the Company	983	1,384	1,384	(2,768)	983
Noncontrolling interests			112		112

Total liabilities and share owners’ equity	$1,636	$1,384	$7,618	$(3,020)	$7,618

	December 31, 2014
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$—	$—	$512	$—	$512
Receivables			744		744
Inventories			1,035		1,035
Prepaid expenses			80		80

Total current assets	—	—	2,371	—	2,371
Investments in and advances to subsidiaries	1,863	1,593		(3,456)	—

Property, plant and equipment, net			2,445		2,445
Goodwill			1,893		1,893
Other assets			1,149		1,149

Total assets	$1,863	$1,593	$7,858	$(3,456)	$7,858

Current liabilities:
Short-term loans and long-term debt due within one year	$—	$—	$488	$—	$488
Current portion of asbestos liability	143				143
Accounts payable			1,137		1,137
Other liabilities	20		560	(20)	560

Total current liabilities	163	—	2,185	(20)	2,328

Long-term debt	250		2,972	(250)	2,972
Asbestos-related liabilities	292				292
Other long-term liabilities			991		991
Total Share owners’ equity of the Company	1,158	1,593	1,593	(3,186)	1,158
Noncontrollling interest			117		117
Total liabilities and share owners’ equity	$1,863	$1,593	$7,858	$(3,456)	$7,858

	June 30, 2014
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$—	$—	$194	$—	$194
Receivables			1,147		1,147
Inventories			1,204		1,204
Prepaid expenses			103		103

Total current assets	—	—	2,648	—	2,648
Investments in and advances to subsidiaries	2,456	2,206		(4,662)	—

Property, plant and equipment, net			2,661		2,661
Goodwill			2,065		2,065
Other assets			1,217		1,217

Total assets	$2,456	$2,206	$8,591	$(4,662)	$8,591

Current liabilities:
Short-term loans and long-term debt due within one year	$—	$—	$1,027	$—	$1,027
Current portion of asbestos liability	150				150
Accounts payable			1,123		1,123
Other liabilities			538		538

Total current liabilities	150	—	2,688	—	2,838

Long-term debt	250		2,620	(250)	2,620
Asbestos-related liabilities	256				256
Other long-term liabilities			955		955
Total Share owners’ equity of the Company	1,800	2,206	2,206	(4,412)	1,800
Noncontrolling interests			122		122
Total liabilities and share owners’ equity	$2,456	$2,206	$8,591	$(4,662)	$8,591

	Three months ended June 30, 2015
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$1,543	$—	$1,543
Cost of goods sold			(1,269)		(1,269)

Gross profit	—	—	274	—	274

Selling and administrative expense			(118)		(118)
Research, development and engineering expense			(16)		(16)
Net intercompany interest	5		(5)
Interest expense, net	(5)		(69)		(74)
Equity earnings from subsidiaries	40	40		(80)
Other equity earnings			14		14
Other expense, net			(18)		(18)

Earnings before income taxes	40	40	62	(80)	62
Provision for income taxes			(15)		(15)

Earnings from continuing operations	40	40	47	(80)	47
Loss from discontinued operations			(2)		(2)

Net earnings	40	40	45	(80)	45
Net earnings attributable to noncontrolling interests			(5)		(5)

Net earnings attributable to the Company	$40	$40	$40	$(80)	$40

	Three months ended June 30, 2015
			Non-
		Guarantor	Guarantor
Comprehensive Income	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net earnings	$40	$40	$45	$(80)	$45
Other comprehensive income, net	28	28	29	(56)	29

Total comprehensive income	68	68	74	(136)	74

Comprehensive income attributable to noncontrolling interests			(1)		(1)

Comprehensive income attributable to the Company	$68	$68	$73	$(136)	$73

	Three months ended June 30, 2014
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$1,797	$—	$1,797
Cost of goods sold			(1,439)		(1,439)

Gross profit	—	—	358	—	358

Selling and administrative expense			(131)		(131)
Research, development and engineering expense			(17)		(17)
Net intercompany interest	5		(5)		—
Interest expense, net	(5)		(49)		(54)
Equity earnings from subsidiaries	114	114		(228)	—
Other equity earnings			19		19
Other income, net			4		4

Earnings before income taxes	114	114	179	(228)	179
Provision for income taxes			(39)		(39)

Earnings from continuing operations	114	114	140	(228)	140
Loss from discontinued operations			(20)		(20)

Net earnings	114	114	120	(228)	120
Net earnings attributable to noncontrolling interests			(6)		(6)

Net earnings attributable to the Company	$114	$114	$114	$(228)	$114

	Three months ended June 30, 2014
			Non-
		Guarantor	Guarantor
Comprehensive Income	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net earnings	$114	$114	$120	$(228)	$120
Other comprehensive income, net	60	60	48	(106)	62

Total comprehensive income	174	174	168	(334)	182

Comprehensive income attributable to noncontrolling interests			(8)		(8)

Comprehensive income attributable to the Company	$174	$174	$160	$(334)	$174

	Six months ended June 30, 2015
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$2,964	$—	$2,964
Cost of goods sold			(2,422)		(2,422)

Gross profit	—	—	542	—	542

Selling and administrative expense			(242)		(242)
Research, development and engineering expense			(31)		(31)
Net intercompany interest	10		(10)
Interest expense, net	(10)		(111)		(121)
Equity earnings from subsidiaries
Other equity earnings	111	111	29	(222)	29
Other expense, net			(15)		(15)

Earnings before income taxes	111	111	162	(222)	162
Provision for income taxes			(40)		(40)

Earnings from continuing operations	111	111	122	(222)	122
Loss from discontinued operations			(2)		(2)

Net earnings	111	111	120	(222)	120
Net earnings attributable to noncontrolling interests			(9)		(9)

Net earnings attributable to the Company	$111	$111	$111	$(222)	$111

	Six months ended June 30, 2015
			Non-
		Guarantor	Guarantor
Comprehensive Income	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net earnings	$111	$111	$120	$(222)	$120
Other comprehensive income, net	(192)	(192)	(191)	384	(191)

Total comprehensive (loss)	(81)	(81)	(71)	162	(71)

Comprehensive income attributable to noncontrolling interests			(1)		(1)

Comprehensive (loss) attributable to the Company	$(81)	$(81)	$(72)	$162	$(72)

	Six months ended June 30, 2014
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$3,436	$—	$3,436
Cost of goods sold			(2,757)		(2,757)

Gross profit	—	—	679	—	679

Selling and administrative expense			(264)		(264)
Research, development and engineering expense			(32)		(32)
Net intercompany interest	10		(10)		—
Interest expense, net	(10)		(98)		(108)
Equity earnings from subsidiaries	215	215		(430)	—
Other equity earnings			35		35
Other income, net			3		3

Earnings before income taxes	215	215	313	(430)	313
Provision for income taxes			(66)		(66)

Earnings from continuing operations	215	215	247	(430)	247
Loss from discontinued operations			(21)		(21)

Net earnings	215	215	226	(430)	226
Net earnings attributable to noncontrolling interests			(11)		(11)

Net earnings attributable to the Company	$215	$215	$215	$(430)	$215

	Six months ended June 30, 2014
			Non-
		Guarantor	Guarantor
Comprehensive Income	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net earnings	$215	$215	$226	$(430)	$226
Other comprehensive income, net	119	119	85	(205)	118

Total comprehensive income	334	334	311	(635)	344

Comprehensive income attributable to noncontrolling interests			(10)		(10)

Comprehensive income attributable to the Company	$334	$334	$301	$(635)	$334

	Six months ended June 30, 2015
			Non-
		Guarantor	Guarantor
Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash utilized in operating activities	$(35)	$—	$(77)	$—	$(112)
Cash utilized in investing activities			(254)		(254)
Cash provided by financing activities	35		217		252

Effect of exchange rate change on cash			(20)		(20)

Net change in cash	—	—	(134)	—	(134)
Cash at beginning of period			512		512

Cash at end of period	$—	$—	$378	$—	$378

	Six months ended June 30, 2014
			Non-
		Guarantor	Guarantor
Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash provided by (utilized in) operating activities	$(42)	$—	$9	$—	$(33)
Cash utilized in investing activities			(181)		(181)
Cash provided by (utilized in) financing activities	42		(13)		29

Effect of exchange rate change on cash			(4)		(4)

Net change in cash	—	—	(189)	—	(189)
Cash at beginning of period			383		383

Cash at end of period	$—	$—	$194	$—	$194

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

Financial information for the three and six months ended June 30, 2015 and 2014 regarding the Company’s reportable segments is as follows (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net sales:
Europe	$637	$790	$1,204	$1,496
North America	530	541	1,000	1,026
South America	207	274	412	513
Asia Pacific	153	184	316	387

Reportable segment totals	1,527	1,789	2,932	3,422
Other	16	8	32	14
Net sales	$1,543	$1,797	$2,964	$3,436

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Segment operating profit:
Europe	$64	$109	$113	$196
North America	82	83	153	148
South America	27	53	57	94
Asia Pacific	14	17	32	42
Reportable segment totals	187	262	355	480

Items excluded from segment operating profit:
Retained corporate costs and other	(18)	(29)	(39)	(59)
Restructuring, asset impairment and other charges	(27)		(27)
Strategic transaction costs	(6)		(6)
Interest expense, net	(74)	(54)	(121)	(108)
Earnings from continuing operations before income taxes	$62	$179	$162	$313

Note:  All amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Quarters ended June 30, 2015 and 2014

Second Quarter 2015 Highlights

•                  The unfavorable effect of foreign currency exchange rates reduced net sales by 13% and segment operating profit by 14% compared to the prior year quarter

•                  Entered into a new $2.1 billion senior secured credit facility and repaid $300 million of senior notes due in 2016

•                  Entered into a stock purchase agreement to acquire the food and beverage glass container business of Vitro, S.A.B. de C.V for $2.15 billion

Net sales for the second quarter of 2015 were $254 million lower than the second quarter of the prior year primarily due to the unfavorable effect of changes in foreign currency exchange rates and an approximate 1% decrease in global glass container shipments, driven by lower volumes in South America.

Segment operating profit for reportable segments for the second quarter of 2015 was $75 million lower than the second quarter of the prior year.  The decrease was largely attributable to the unfavorable effect of changes in foreign currency exchange rates and higher operating costs.  In the quarter, lower production volumes and cost inflation were the primary drivers that increased operating costs.  Lower sales volumes also decreased segment operating profit.

Net interest expense for the second quarter of 2015 increased $20 million compared to the second quarter of 2014.  The increase was primarily due to note repurchase premiums and the write-off of finance fees related to debt redeemed in the second quarter of 2015.  Exclusive of these items, net interest expense decreased $8 million in the current quarter.  The decrease was principally due to debt management activities and the weaker Euro exchange rate in relation to the U.S. dollar.

For the second quarter of 2015, the Company recorded earnings from continuing operations attributable to the Company of $42 million, or $0.26 per share (diluted), compared to $134 million, or $0.80 per share (diluted), in the second quarter of 2014.  Earnings in the second quarter of 2015 included items that management considers not representative of ongoing operations.  These items decreased net earnings attributable to the Company in the second quarter of 2015 by $55 million, or $0.34 per share.  There were no items that management considered not representative of ongoing operations in the second quarter of 2014.

Results of Operations — Second Quarter of 2015 compared with Second Quarter of 2014

Net Sales

The Company’s net sales in the second quarter of 2015 were $1,543 million compared with $1,797 million for the second quarter of 2014, a decrease of $254 million, or 14%. Unfavorable foreign currency exchange rates, primarily due to a weaker Euro, Brazilian real, Colombian peso, Canadian dollar and Australian dollar, impacted sales by $240 million in the second quarter of 2015 compared to the second quarter of 2014.  Glass container shipments, in tonnes, were down approximately 1% in the second quarter of 2015 compared to the second quarter of 2014, driven by lower sales in South America. Slightly lower selling prices also impacted net sales in the quarter.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales - 2014		$1,789
Price	$(2)
Sales volume	(20)
Effects of changing foreign currency rates	(240)

Total effect on net sales		(262)
Net sales - 2015		$1,527

Europe:  Net sales in Europe in the second quarter of 2015 were $637 million compared with $790 million for the second quarter of 2014, a decrease of $153 million, or 19%.  The primary reason for the decline in net sales in Europe in the second quarter of 2015 was a $144 million impact due to foreign currency exchange rate changes, as the Euro weakened in relation to the U.S. dollar.  Glass container shipments in the second quarter of 2015 were flat compared to the second quarter of 2014, yet a change in sales mix resulted in a $1 million increase in net sales.  Higher shipments to beer customers in the second quarter were offset by lower shipments in the wine and food categories. Selling prices also decreased in Europe due to competitive pressures and resulted in a $10 million decrease in net sales.

North America:  Net sales in North America in the second quarter of 2015 were $530 million compared with $541 million for the second quarter of 2014, a decrease of $11 million, or 2%.  Lower selling prices decreased net sales by $8 million in the second quarter of 2015 due, in part, to the Company’s contractual pass through provisions of lower natural gas costs.  Unfavorable foreign currency exchange rate changes decreased net sales by $6 million, as the Canadian dollar weakened in relation to the U.S. dollar. Glass container shipments were up nearly 2% in the quarter compared to the prior year and this increased sales by $3 million.  Despite lower shipments to the region’s major beer customers in the quarter, shipment levels to customers in other categories more than offset this decline.

South America:  Net sales in South America in the second quarter of 2015 were $207 million compared with $274 million for the second quarter of 2014, a decrease of $67 million, or 24%.  The unfavorable effects of foreign currency exchange rate changes decreased net sales $63 million in the second quarter of 2015 compared to 2014, principally due to a decline in the Brazilian real and Colombian peso in relation to the U.S. dollar.  Due to a general economic slowdown in Brazil, the region’s beer customers tightened their supply chain in the quarter.  This drove total shipments in the region down 10% in the quarter compared to the same quarter in the prior year and this decreased sales by $21 million.  Lower sales volumes were partially offset by $17 million of improved pricing in the current quarter.

Asia Pacific:  Net sales in Asia Pacific in the second quarter of 2015 were $153 million compared with $184 million for the second quarter of 2014, a decrease of $31 million, or 17%.  The unfavorable effects of foreign currency exchange rate changes during the second quarter of 2015, primarily due to the weakening of the Australian dollar in relation to the U.S. dollar, decreased net sales by $27 million.  The decrease in net sales was also partially due to lower sales volume, which resulted in $3 million of lower sales in the second quarter of 2015.  Glass container shipments were down 3% compared to the same quarter in the prior year primarily due to planned plant closures in China in the prior year, as well as ongoing weak wine demand in Australia.  Lower selling prices decreased net sales by $1 million in the current quarter.

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

Segment operating profit of reportable segments in the second quarter of 2015 was $187 million compared to $262 million for the second quarter of 2014, a decrease of $75 million, or 29%.  The decrease in segment operating profit was primarily due to unfavorable foreign currency exchange rates and higher operating costs.  In the quarter, lower production volumes and approximately $19 million of cost inflation were the primary drivers that increased operating costs.  Lower sales volumes also decreased segment operating profit.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Segment operating profit - 2014		$262
Price	$(2)
Sales volume	(6)
Operating costs	(31)
Effects of changing foreign currency rates	(36)

Total net effect on segment operating profit		(75)
Segment operating profit - 2015		$187

Europe:  Segment operating profit in Europe in the second quarter of 2015 was $64 million compared with $109 million in the second quarter of 2014, a decrease of $45 million, or 41%.  The unfavorable effects of foreign currency exchange rates in the second quarter of 2015 decreased segment operating profit by $19 million compared to the prior year quarter.  As planned, the region had more furnace rebuilds and asset optimization projects in the second quarter of 2015 compared to the prior year quarter and this led to higher costs and lower production volumes.  The region also did not receive an energy credit as it did in the second quarter of 2014.  Together, this activity contributed to a $16 million increase to operating expenses in Europe in the second quarter compared to the prior year quarter.  Lower selling prices impacted segment operating profit by $10 million in the quarter.

North America:  Segment operating profit in North America in the second quarter of 2015 was $82 million compared with $83 million in the second quarter of 2014, a decrease of $1 million, or 1%.  In the second quarter of 2015, the benefits of lower energy, supply chain and logistics costs more than offset the impact of lower production volumes to balance supply and demand.  In total, operating costs were lower in the second quarter of 2015 than the prior year quarter and this increased segment operating profit by $8 million.  Lower selling prices, which resulted from the Company’s energy pass through provisions, decreased segment operating profit by $8 million in the quarter.  The increase in sales volume discussed above improved segment operating profit by $1 million.  The unfavorable effects of the Canadian dollar exchange rate decreased segment operating profit by $2 million in the current year quarter.

South America:  Segment operating profit in South America in the second quarter of 2015 was $27 million compared with $53 million in the second quarter of 2014, a decrease of $26 million, or 49%.  The unfavorable effects of foreign currency exchange rates, especially the Brazilian real and the Colombian peso, decreased segment operating profit by $11 million in the current year quarter.

Segment operating profit was also impacted by $20 million of higher operating costs, primarily due to energy and soda ash inflation in Brazil.  In addition, approximately $6 million of non-strategic asset sales, which benefited the second quarter of 2014, did not reoccur in the current year.  Partially offsetting these declines were higher selling prices that increased segment operating profit in the second quarter of 2015 by $17 million.  The decrease in sales volume discussed above impacted segment operating profit by $6 million.

Asia Pacific:  Segment operating profit in Asia Pacific in the second quarter of 2015 was $14 million compared with $17 million in the second quarter of 2014, a decrease of $3 million, or 18%.  The unfavorable effects of foreign currency exchange rates, especially the Australian dollar, decreased segment operating profit by $4 million in the current year quarter.  The decline in sales volume discussed above decreased segment operating profit by $1 million.  Lower selling prices also decreased segment operating profit in the second quarter of 2015 by $1 million.  Partially offsetting these declines, operating costs were $3 million lower in the second quarter of 2015, as a result of footprint savings from prior year capacity reductions in the region exceeding the impacts of cost inflation and lower production volumes.

Interest Expense, Net

Net interest expense for the second quarter of 2015 was $74 million compared with $54 million for the second quarter of 2014.  Interest expense included $28 million in the second quarter of 2015 principally due to note repurchase premiums and the write-off of finance fees related to debt redeemed in the second quarter of 2015.  Exclusive of these items, net interest expense decreased $8 million in the current year period.  The decrease was principally due to debt management activities and the weaker Euro exchange rate in relation to the U.S. dollar.

Earnings from Continuing Operations Attributable to the Company

For the second quarter of 2015, the Company recorded earnings from continuing operations attributable to the Company of $42 million, or $0.26 per share (diluted), compared to $134 million, or $0.80 per share (diluted), in the second quarter of 2014.  Earnings in the second quarter of 2015 included items that management considers not representative of ongoing operations.  These items decreased net earnings attributable to the Company in the second quarter of 2015 by $55 million, or $0.34 per share.  There were no items that management considered not representative of ongoing operations in the second quarter of 2014.

Executive Overview — Six Months ended June 30, 2015 and 2014

2015 Highlights

•                  The unfavorable effect of foreign currency exchange rates reduced net sales by 13% and segment operating profit by 15%

•                  Entered into a new $2.1 billion senior secured credit facility and repaid $300 million of senior notes due in 2016

•                  Entered into a stock purchase agreement to acquire the food and beverage glass container business of Vitro, S.A.B. de C.V for $2.15 billion.

Net sales were $472 million lower than the prior year period primarily due to the unfavorable effect of changes in foreign currency exchange rates and an approximate 2% decrease in global glass container shipments.  Improved selling prices partially offset these items.

Segment operating profit for reportable segments was $125 million lower than the prior year period. The decrease was mainly attributable to the unfavorable effect of changes in foreign currency exchange rates.  In addition, lower production volumes and cost inflation increased operating costs in the first half of 2015.  Lower sales volumes also decreased segment operating profit.  Partially offsetting these items were improved selling prices.

Net interest expense for the first six months of 2015 was $121 million compared with $108 million for the first six months of 2014. Interest expense for 2015 included $28 million due to note repurchase premiums and the write-off of finance fees related to debt redeemed in the second quarter of 2015.  Exclusive of these items, net interest expense decreased $15 million in the first six months of 2015.  The decrease was principally due to debt management activities and the weaker Euro exchange rate in relation to the U.S. dollar.

Net earnings from continuing operations attributable to the Company for the first six months of 2015 was $113 million, or $0.69 per share (diluted), compared with $236 million, or $1.42 per share (diluted), for the first six months of 2014. Earnings in 2015 included items that management considered not representative of ongoing operations. These items decreased net earnings attributable to the Company in 2015 by $55 million, or $0.34 per share. There were no items that management considered not representative of ongoing operations in the first six months of 2014.

Results of Operations — First six months of 2015 compared with first six months of 2014

Net Sales

The Company’s net sales in the first six months of 2015 were $2,964 million compared with $3,436 million for the first six months of 2014, a decrease of $472 million. Unfavorable foreign currency exchange rates, primarily due to a weaker Euro, Brazilian real, Colombian peso, Canadian dollar and Australian dollar, impacted sales by $439 million in the first six months of 2015 compared to the same period in 2014.  Glass container shipments, in tonnes, were down approximately 2% in the first six months of 2015 compared to the same period in 2014.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales - 2014		$3,422
Price	$9
Sales volume	(60)
Effects of changing foreign currency rates	(439)

Total effect on net sales		(490)
Net sales - 2015		$2,932

Europe:  Net sales in Europe in the first six months of 2015 were $1,204 million compared with $1,496 million for the first six months of 2014, a decrease of $292 million, or 20%. The primary reason for the decline in net sales in Europe in the first half of 2015 was a $272 million impact due to foreign currency exchange rate changes, as the Euro weakened in relation to the U.S. dollar.  Glass container shipments in 2015 were nearly flat compared to the first six months of 2014.  Selling prices also decreased in Europe in the first half of 2015 compared to 2014 due to competitive pressures and resulted in a $20 million decrease in net sales.

North America:  Net sales in North America in the first six months of 2015 were $1,000 million compared with $1,026 million for the first six months of 2014, a decrease of $26 million, or 3%. Unfavorable foreign currency exchange rates decreased net sales by $12 million, as the Canadian dollar weakened in relation to the U.S. dollar.  Glass container shipments were comparable in the first half of 2015 to the same period in the prior year.  Lower shipments to the region’s major beer customers were offset by higher shipment levels to customers in other categories.  However, an unfavorable sales mix resulted in $9 million of lower sales in the first six months of 2015.  Lower selling prices due, in part, to the Company’s contractual pass through provisions of lower natural gas costs, also decreased net sales by $5 million in the first six months of 2015.

South America:  Net sales in South America in the first six months of 2015 were $412 million compared with $513 million for the first six months of 2014, a decrease of $101 million, or 20%.  The unfavorable effects of foreign currency exchange rate changes decreased net sales $105 million in the first half of 2015 compared to the first half of 2014, principally due to a weaker Brazilian real and Colombian peso in relation to the U.S. dollar. Driven by a general economic slowdown in Brazil, glass container shipments decreased nearly 6% for the region in the first six months of 2015.  This resulted in a $28 million decline to net sales.  Improved pricing in the current year benefited net sales by $32 million.

Asia Pacific:  Net sales in Asia Pacific in the first six months of 2015 were $316 million compared with $387 million for the first six months of 2014, a decrease of $71 million, or 18%.  Unfavorable effects of foreign currency exchange rate changes decreased net sales by $50 million in 2015 compared to 2014, primarily due to the weakening of the Australian dollar in relation to the U.S. dollar.  Glass container shipments were down approximately 9% compared to the prior year, largely due to the planned plant closures in China in the prior year, as well as lower shipments in Australia due to weaker demand trends in the beer and wine categories. This resulted in $23 million of lower sales in the first six months of 2015.  Higher prices increased net sales by $2 million in the current year.

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

Segment operating profit of reportable segments in the first six months of 2015 was $355 million compared to $480 million for the first six months of 2014, a decrease of $125 million, or 26%. The decrease in segment operating profit was primarily due to unfavorable foreign currency exchange rates.  In addition, lower production volumes and cost inflation increased operating costs in the current year.  Lower sales volumes also decreased segment operating profit.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Segment operating profit - 2014		$480
Price	$9
Sales volume	(14)
Operating costs	(49)
Effects of changing foreign currency rates	(71)

Total net effect on segment operating profit		(125)
Segment operating profit - 2015		$355

Europe:  Segment operating profit in Europe in the first six months of 2015 was $113 million compared with $196 million in the first six months of 2014, a decrease of $83 million, or 42%. The unfavorable effects of foreign currency exchange rates in the first six months of 2015 decreased segment operating profit by $38 million compared to the prior year.  As planned, the region had more furnace rebuilds and asset optimization projects in the first six months of 2015 and this led to higher costs and lower production volumes than in the same period in the prior year.  The region also did not receive an energy credit in the first half of 2015 as it did in the same period in 2014.  Together, this activity contributed to the $25 million increase to operating expenses in Europe in the first six months of 2015 compared to the prior year.  Lower selling prices impacted segment operating profit by $20 million in the first six months of 2015.

North America:  Segment operating profit in North America in the first six months of 2015 was $153 million compared with $148 million in the first six months of 2014, an increase of $5 million, or 3%.  The increase in segment operating profit was primarily due to lower operating costs of $14 million in the current year, which were driven by lower energy, supply chain and logistics costs.  Lower selling prices, which resulted from the Company’s energy pass through provisions, decreased segment operating profit by $5 million in the current year.  The impact of sales volumes and mix changes decreased segment operating profit by $2 million.  Also, the unfavorable effects of foreign exchange rates decreased segment profit by $2 million.

South America:  Segment operating profit in South America in the first six months of 2015 was $57 million compared with $94 million in the first six months of 2014, a decrease of $37 million, or 39%.  Segment operating profit was impacted by $34 million of higher operating costs, primarily due to energy and soda ash inflation in Brazil.  In addition, approximately $6 million of non-strategic asset sales, which benefited the second quarter of 2014, did not reoccur in the current year.  Higher selling prices increased segment operating profit in the first six months of 2015 by $32 million.  The unfavorable effects of foreign currency exchange rate changes also decreased segment operating profit by $22 million in the current year.  The decrease in sales volume discussed above decreased segment operating profit by $7 million.

Asia Pacific:  Segment operating profit in Asia Pacific in the first six months of 2015 was $32 million compared with $42 million in the first six months of 2014, a decrease of $10 million, or 24%.  The unfavorable effects of foreign currency exchange rates decreased segment profit by $9 million.  The decrease in sales volume discussed above decreased segment operating profit by $5 million.  Segment operating profit benefited as operating costs decreased by $2 million in the current year.  Higher selling prices increased segment profit by $2 million in the current year.

Interest Expense, Net

Net interest expense for the first six months of 2015 was $121 million compared with $108 million for the first six months of 2014. Interest expense for the first six months of 2015 included $28 million due to note repurchase premiums and the write-off of finance fees related to debt redeemed in the second quarter of 2015.  Exclusive of these items, net interest expense decreased $15 million in the first six months of 2015.  The decrease was principally due to debt management activities and the weaker Euro exchange rate in relation to the U.S. dollar.

Provision for Income Taxes

The Company’s effective tax rate from continuing operations for the six months ended June 30, 2015 was 24.7% compared with 21.1% for the six months ended June 30, 2014.  The effective tax rate for the first six months of 2015 was higher than the first six months of 2014 because 2014 included a $13 million benefit related to reductions to several of the Company’s uncertain tax positions due to the outcome of tax examinations.

The Company expects that the full year effective tax rate for 2015 will range between 23% and 25% (excluding the tax on items that management considers not representative of ongoing operations).

Earnings from Continuing Operations Attributable to the Company

For the first six months of 2015, the Company recorded earnings from continuing operations attributable to the Company of $113 million, or $0.69 per share (diluted), compared to $236 million, or $1.42 per share (diluted), in the first six months of 2014. Earnings in 2015 included items that management considered not representative of ongoing operations. These items decreased earnings from continuing operations attributable to the Company in 2015 by $55 million, or $0.34 per share. There were no items that management considered not representative of ongoing operations in the first six months of 2014.

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for the second quarter of 2015 were $18 million compared with $29 million for the second quarter of 2014, and $39 million for the first six months of 2015 compared with $59 million for the first six months of 2014. Retained corporate costs and other for the three and six months ended June 30, 2015 reflects lower pension expense.

Restructuring, Asset Impairments and Other Charges

During the three and six months ended June 30, 2015, the Company recorded restructuring, asset impairment and related charges of $22 million, primarily related to the South America, Asia Pacific and North America regions.  See Note 5 to the Condensed Consolidated Financial Statements for additional information.

During the three and six months ended June 30, 2015, the Company recorded a charge of $5 million to equity earnings.

During the three and six months ended June 30, 2015, the Company recorded charges of $6 million for strategic transaction costs related to its pending acquisition of the food and beverage glass container business of Vitro, S.A.B. de C.V. and its subsidiaries (the “Vitro Acquisition”).

Discontinued Operations

On March 10, 2015, a tribunal constituted under the auspices of the International Centre for Settlement of Investment Disputes (“ICSID”) awarded a subsidiary of the Company more than $455 million in an international arbitration against Venezuela related to the 2010 expropriation of the Company’s majority interest in two plants in that country.  On July 10, 2015, ICSID confirmed that it had received from Venezuela a petition to annul the award.  The annulment process can take up to several years to complete.  The Company is unable at this stage to predict the amount or timing of compensation it will ultimately receive under the award. Therefore, the Company has not recognized this award in its financial statements.

A separate arbitration is pending with ICSID to obtain compensation primarily for third-party minority shareholders’ lost interests in the two expropriated plants.

The loss from discontinued operations of $2 million for the six months ended June 30, 2015 is related to ongoing costs related to the Venezuela expropriation.  The loss from discontinued operations of $21 million for the six months ended June 30, 2014 included a settlement of a dispute with the purchaser of a previously disposed business, as well as ongoing costs related to the Venezuela expropriation.

Pending Acquisition

On May 13, 2015, the Company announced that it has entered into a stock purchase agreement to acquire the food and beverage glass container business of Vitro, S.A.B. de C.V and its subsidiaries as conducted in the United States, Mexico and Bolivia.

Closing of the Vitro Acquisition is subject to certain customary closing conditions, including securing all necessary regulatory approvals and is currently expected to occur in the second half of 2015.

Total consideration for the Vitro Acquisition amounts to approximately $2.15 billion in cash, as well as a payment to Vitro of the amount of any value added taxes owed as a result of certain transactions undertaken by Vitro in anticipation of the closing of the transaction.

The Company has obtained debt financing commitments from Deutsche Bank AG New York Branch, Deutsche Bank AG Cayman Islands Branch and Deutsche Bank Securities Inc. to provide sufficient funds to finance the acquisition, including the payment of the aggregate purchase price. The availability of financing pursuant to such commitments is subject to various customary conditions, including no material adverse change to the Company’s Business and the consummation of the Vitro Acquisition. There is no financing condition to the transaction.

Capital Resources and Liquidity

As of June 30, 2015, the Company had cash and total debt of $378 million and $3.8 billion, respectively, compared to $194 million and $3.6 billion, respectively, as of June 30, 2014.  A significant portion of the cash was held in mature, liquid markets where the Company has operations, such as the U.S., Europe and Australia, and is readily available to fund global liquidity requirements. The amount of cash held in non-U.S. locations as of June 30, 2015 was $259 million.

Current and Long-Term Debt

On April 22, 2015, certain of the Company’s subsidiaries entered into a new Senior Secured Credit Facility (the “Agreement”), which amended and restated the previous credit agreement (the “Previous Agreement”).  The proceeds from the Agreement were used to repay all outstanding amounts under the Previous Agreement and $300 million of the 7.375% senior notes due 2016.  The Company recorded $28 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees.

At June 30, 2015, the Agreement includes a $300 million USD revolving credit facility, a $600 million multicurrency revolving credit facility, a $900 million term loan, and a €279 million term loan, each of which has a final maturity date of April 22, 2020.  At June 30, 2015, the Company had unused credit of $860 million available under the Agreement.  The weighted average interest rate on borrowings outstanding under the Agreement at June 30, 2015 was 1.64%.

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

The Agreement also contains one financial maintenance covenant, a Leverage Ratio, that requires the Company not to exceed a ratio of 4.0x calculated by dividing consolidated total debt, less cash and cash equivalents, by consolidated EBITDA, as defined in the Agreement.  The maximum Leverage Ratio is subject to an increase of 0.5x for the four fiscal quarters following the consummation of certain qualifying acquisitions as defined in the Agreement.  The Leverage Ratio could restrict the ability of the Company to undertake additional financing or acquisitions to the extent that such financing or acquisitions would cause the Leverage Ratio to exceed the specified maximum.

Failure to comply with these covenants and restrictions could result in an event of default under the Agreement.  In such an event, the Company could not request borrowings under the revolving facility, and all amounts outstanding under the Agreement, together with accrued interest, could then be declared immediately due and payable.  If an event of default occurs under the Agreement and the lenders cause all of the outstanding debt obligations under the Agreement to become due and payable, this would result in a default under a number of other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities.  As of June 30, 2015, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

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

Borrowings under the Agreement are secured by substantially all of the assets, excluding real estate and certain other excluded assets, of certain of the Company’s domestic subsidiaries and certain foreign subsidiaries.  Borrowings are also secured by a pledge of intercompany debt and equity investments in certain of the Company’s domestic subsidiaries and, in the case of foreign borrowings, of stock of certain foreign subsidiaries.  All borrowings under the Agreement are guaranteed by certain domestic subsidiaries of the Company for the term of the Agreement.

During December 2014, the Company issued senior notes with a face value of $500 million that bear interest at 5.00% and are due January 15, 2022 (the “Senior Notes due 2022”).  The Company also issued senior notes with a face value of $300 million that bear interest at 5.375% and are due January 15, 2025 (the “Senior Notes due 2025,” and together with the Senior Notes due 2022, the “New Senior Notes”).  The New Senior Notes were issued via a private placement and are guaranteed by substantially all of the Company’s domestic subsidiaries.  The net proceeds from the New Senior Notes, after deducting debt issuance costs, totaled approximately $790 million and were used to purchase $611 million aggregate principal amount of the Company’s 3.00% Exchangeable Senior Notes.  The remaining balance of the Exchangeable Senior Notes was repaid in the second quarter of 2015.

The Company assesses its capital raising and refinancing needs on an ongoing basis and may enter into additional credit facilities and seek to issue equity and/or debt securities in the domestic and international capital markets if market conditions are favorable.  Also, depending on market conditions, the Company may elect to repurchase portions of its debt securities in the open market.

The Company has a €215 million European accounts receivable securitization program, which extends through September 2016, subject to annual renewal of backup credit lines. Information related to the Company’s accounts receivable securitization program is as follows (dollars in millions):

	June 30,	December 31,	June 30,
	2015	2014	2014

Balance (included in short-term loans)	$192	$122	$294

Weighted average interest rate	1.12%	1.41%	1.44%

Cash Flows

Free cash flow was $(318) million for the first six months of 2015 compared to $(227) million for the first six months of 2014.  The Company defines free cash flow as cash provided by continuing operating activities less additions to property, plant and equipment from continuing operations.  Free cash flow does not conform to U.S. GAAP and should not be construed as an alternative to the cash flow measures reported in accordance with U.S. GAAP.  The Company uses free cash flow for internal reporting, forecasting and budgeting and believes this information allows the board of directors, management, investors and analysts to better understand the Company’s financial performance.  Free cash flow for the six months ended June 30, 2015 and 2014 is calculated as follows (dollars in millions):

	2015	2014

Cash utilized in continuing operating activities	$(110)	$(31)
Additions to property, plant and equipment	(208)	(196)

Free cash flow	$(318)	$(227)

Operating activities:  Cash utilized in continuing operating activities was $110 million for the six months ended June 30, 2015, compared with $31 million for the six months ended June 30, 2014.  The increase in cash utilized in continuing operating activities in the first half of 2015 was primarily due to lower earnings and higher working capital levels.  For the first six months of 2015, working capital was a $401 million use of cash compared to a $354 million use of cash in the same period in 2014.  The increase in working capital was mainly due to a decrease in accounts payable in the first six months of 2015.  Partially offsetting these items was lower cash paid for pension contributions, asbestos-related payments, restructuring activities and other net items, which included less cash paid for deferred returnable packaging costs and deferred customer contracts in the first half of 2015.

Investing activities:  Cash utilized in investing activities was $254 million for the six months ended June 30, 2015, compared to $181 million for the six months ended June 30, 2014.  Capital spending for property, plant and equipment was $208 million during the first six months of 2015 and $196 million in the same period in 2014.  Investing activities in 2015 also included $52 million paid for acquisitions, primarily related to the Company’s acquisition of a glass container plant in North America.  Other net sources from investing activities were $6 million in the first six months of 2015 compared to $15 million in the first six months of 2014, which primarily related to the repayment of a loan from one of the Company’s noncontrolling partners in South America in 2014.

Financing activities:  Cash provided by financing activities was $252 million for the six months ended June 30, 2015, compared to $29 million for the six months ended June 30, 2014.  The increase in cash provided by financing activities was primarily due to a net increase of $400 million in borrowings in the first six months of 2015 compared to a net increase of $71 million in the same period in 2014.  The change in borrowings between 2015 and 2014 was primarily due to the timing of the borrowings under the credit agreement in 2015 and the repayment of the senior notes due in 2016, as well as lower free cash flow generated in the first six months of 2015 compared to the same period in the prior year.  The Company repurchased shares of its common stock for $100 million in the six months ended June 30, 2015 compared to $12 million repurchased in the same period in 2014.  The repurchases were completed using cash on hand and included an accelerated share repurchase program.  The Company anticipates repurchasing at least an additional $25 million in shares over the course of the year.  Additional details about the Company’s share repurchase activities are provided in Note 10 to the unaudited condensed consolidated financial statements.  For the first six months of 2015, $12 million in distributions were paid to noncontrolling interests compared to $35 million paid in the same period in 2014.  Lastly, the Company paid approximately $37 million in note repurchase premiums and finance fees in the first six months of 2015 compared to no repurchase premiums in 2014.

Following the consummation of the Vitro Acquisition, the Company’s interest payments will increase substantially as a result of the additional borrowings.  The amount of such additional interest payments will depend partially on future interest rates.

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

There have been no other material changes in critical accounting estimates at June 30, 2015 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Forward Looking Statements

This document contains “forward looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Forward looking statements reflect the Company’s current expectations and projections about future events at the time, and thus involve uncertainty and risk. The words “believe,” “expect,” “anticipate,” “will,” “could,” “would,” “should,” “may,” “plan,” “estimate,” “intend,” “predict,” “potential,” “continue,” and the negatives of these words and other similar expressions generally identify forward looking statements. It is possible the Company’s future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) the Company’s ability to consummate the Vitro Acquisition on a timely basis or at all, (2) risks associated with governmental approvals of the Vitro Acquisition, (3) the Company’s ability to integrate the Vitro Business in a timely and cost effective manner, to maintain on existing terms the permits, licenses and other approvals required for the Vitro Business to operate as currently operated, and to realize the expected synergies from the Vitro Acquisition, (4) risks associated with the significant transaction costs and additional indebtedness that the Company expects to incur in financing the Vitro Acquisition, (5) the Company’s ability to realize expected growth opportunities and cost savings from the Vitro Acquisition, (6) foreign currency fluctuations relative to the U.S. dollar, specifically the

Euro, Brazilian real, Mexican peso, Colombian peso and Australian dollar, (7) changes in capital availability or cost, including interest rate fluctuations and the ability of the Company to refinance debt at favorable terms, (8) the general political, economic and competitive conditions in markets and countries where the Company has operations, including uncertainties related to economic and social conditions, disruptions in capital markets, disruptions in the supply chain, competitive pricing pressures, inflation or deflation, and changes in tax rates and laws, (9) consumer preferences for alternative forms of packaging, (10) cost and availability of raw materials, labor, energy and transportation, (11) the Company’s ability to manage its cost structure, including its success in implementing restructuring plans and achieving cost savings, (12) consolidation among competitors and customers, (13) the ability of the Company to acquire businesses and expand plants, integrate operations of acquired businesses and achieve expected synergies, (14) unanticipated expenditures with respect to environmental, safety and health laws, (15) the Company’s ability to further develop its sales, marketing and product development capabilities, and (16) the timing and occurrence of events which are beyond the control of the Company, including any expropriation of the Company’s operations, floods and other natural disasters, events related to asbestos-related claims, and the other risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and any subsequently filed Quarterly Report on Form 10-Q. It is not possible to foresee or identify all such factors. Any forward looking statements in this document are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. Forward looking statements are not a guarantee of future performance and actual results or developments may differ materially from expectations. While the Company continually reviews trends and uncertainties affecting the Company’s results of operations and financial condition, the Company does not assume any obligation to update or supplement any particular forward looking statements contained in this document.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

There have been no material changes in market risk at June 30, 2015 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, the Company’s Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2015.

As required by Rule 13a-15(d) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Acting Chief Financial Officer, of any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on the foregoing, management concluded that there have been no changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to material affect, the Company’s internal control over financial reporting. Management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2014.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

For further information on legal proceedings, see Note 9 to the Condensed Consolidated Financial Statements, “Contingencies,” that is included in Part I of this Report and is incorporated herein by reference.

Item 1A.  Risk Factors.

There have been no material changes in risk factors at June 30, 2015, from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company purchased 4,109,256 shares of its common stock for the six months ended June 30, 2015 for $100 million pursuant to authorization by its Board of Directors in October 2014 to purchase up to $500 million of the Company’s common stock until December 31, 2017.  The following table provides information about the Company’s purchases of its common stock for the six months ended June 30, 2015:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in millions)
January 1 - January 31, 2015				$480
February 1 - February 28, 2015	3,509	$24.22	3,509	$380	(a)
March 1 - March 31, 2015				$380
April 1 - April 30, 2015				$380
May 1 - May 31, 2015	600	$24.34	600	$380	(a)
June 1 - June 30, 2015				$380

(a)         On February 4, 2015, the Company entered into an accelerated share repurchase agreement (“ASR”) with J.P. Morgan Securities LLC (the “ASR Counterparty”) to repurchase $100 million of its common stock. The Company advanced $100 million to the ASR Counterparty on February 5, 2015, and received 3,509,496 shares, which represented eighty five percent of the total shares as calculated using the closing price on February 4, 2015 of $24.22.  The remaining share settlement received from the ASR Counterparty in the amount of 599,760 shares was completed on May 26, 2015 based on the daily volume-weighted average price of the Company’s common stock during the term of the ASR of $24.34. Under the terms of the ASR program, the ASR Counterparty was permitted, in accordance with the applicable requirements of the federal securities laws, to separately trade in the Company’s shares.

Item 6.  Exhibits.

Exhibit 2.1

Stock Purchase Agreement, dated as of May 12, 2015, by and between Owens-Brockway Glass Container Inc. and Vitro, S.A.B. de C.V., Distribuidora Alcali, S.A. de C.V. and Vitro Packaging, LLC (filed as exhibit 2.1 to the Company’s Form 8-K/A filed on May 13, 2015, File No. 001-09576, and incorporated herin by reference.)

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

Exhibit 101

Financial statements from the quarterly report on Form 10-Q of Owens-Illinois, Inc. for the quarter ended June 30, 2015, formatted in XBRL: (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

OWENS-ILLINOIS, INC.

Date July 30, 2015	By	/s/ John A. Haudrich
John A. Haudrich
Vice President and Acting Chief Financial Officer
(Principal Financial Officer; Principal Accounting Officer)