Form 10-Q
period 2015-09-30
OWENS ILLINOIS INC /DE/
filed 2015-10-28
CIK 812074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2015

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of common stock, par value $.01, of Owens-Illinois, Inc. outstanding as of September 30, 2015 was 160,837,783.

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

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales	$1,566	$1,745	$4,530	$5,181
Cost of goods sold	(1,290)	(1,408)	(3,712)	(4,165)
Gross profit	276	337	818	1,016
Selling and administrative expense	(109)	(118)	(351)	(382)
Research, development and engineering expense	(15)	(15)	(46)	(47)
Interest expense, net	(67)	(53)	(188)	(161)
Equity earnings	17	13	46	48
Other expense, net	(44)	(73)	(59)	(70)
Earnings from continuing operations before income taxes	58	91	220	404
Provision for income taxes	(33)	(23)	(73)	(89)
Earnings from continuing operations	25	68	147	315
Loss from discontinued operations	(1)	(1)	(3)	(22)
Net earnings	24	67	144	293
Net earnings attributable to noncontrolling interests	(7)	(7)	(16)	(18)
Net earnings attributable to the Company	$17	$60	$128	$275
Amounts attributable to the Company:
Earnings from continuing operations	$18	$61	$131	$297
Loss from discontinued operations	(1)	(1)	(3)	(22)
Net earnings	$17	$60	$128	$275
Basic earnings per share:
Earnings from continuing operations	$0.11	$0.37	$0.81	$1.80
Loss from discontinued operations	(0.01)	—	(0.02)	(0.13)
Net earnings	$0.10	$0.37	$0.79	$1.67
Weighted average shares outstanding (thousands)	160,730	164,798	161,284	164,821
Diluted earnings per share:
Earnings from continuing operations	$0.11	$0.37	$0.81	$1.79
Loss from discontinued operations	(0.01)	—	(0.02)	(0.13)
Net earnings	$0.10	$0.37	$0.79	$1.66
Weighted average diluted shares outstanding (thousands)	161,612	166,138	162,264	166,187

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME

(Dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net earnings	$24	$67	$144	$293
Other comprehensive income (loss):
Foreign currency translation adjustments	(265)	(219)	(499)	(138)
Pension and other postretirement benefit adjustments, net of tax	25	50	70	87
Change in fair value of derivative instruments	(3)	1	(5)	1
Other comprehensive loss	(243)	(168)	(434)	(50)
Total comprehensive income (loss)	(219)	(101)	(290)	243
Comprehensive income attributable to noncontrolling interests	1	(4)		(14)
Comprehensive income (loss) attributable to the Company	$(218)	$(105)	$(290)	$229

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	September 30,	December 31,	September 30,
	2015	2014	2014
Assets
Current assets:
Cash and cash equivalents	$270	$512	$264
Receivables	1,108	744	1,042
Inventories	1,023	1,035	1,112
Prepaid expenses	87	80	105
Total current assets	2,488	2,371	2,523

Property, plant and equipment, net	2,874	2,445	2,499
Goodwill	2,797	1,893	1,960
Other assets	1,395	1,134	1,159
Total assets	$9,554	$7,843	$8,141

Liabilities and Share Owners' Equity
Current liabilities:
Short-term loans and long-term debt due within one year	$250	$488	$1,065
Current portion of asbestos-related liabilities	143	143	150
Accounts payable	1,004	1,137	1,027
Other liabilities	527	560	544
Total current liabilities	1,924	2,328	2,786

Long-term debt	5,609	2,957	2,419
Asbestos-related liabilities	235	292	226
Other long-term liabilities	908	991	887
Share owners' equity	878	1,275	1,823
Total liabilities and share owners' equity	$9,554	$7,843	$8,141

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in millions)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net earnings	$144	$293
Loss from discontinued operations	3	22
Non-cash charges
Depreciation and amortization	296	342
Pension expense	22	38
Restructuring, asset impairment and related charges	57	79
Cash Payments
Pension contributions	(13)	(25)
Asbestos-related payments	(58)	(72)
Cash paid for restructuring activities	(20)	(45)
Change in components of working capital	(326)	(312)
Other, net (a)	1	(111)
Cash provided by continuing operating activities	106	209
Cash utilized in discontinued operating activities	(3)	(22)
Total cash provided by operating activities	103	187
Cash flows from investing activities:
Additions to property, plant and equipment	(299)	(290)
Acquisitions, net of cash acquired	(2,342)
Other, net	3	21
Cash utilized in investing activities	(2,638)	(269)
Cash flows from financing activities:
Changes in borrowings, net	2,522	17
Issuance of common stock	1	5
Treasury shares purchased	(100)	(12)
Distributions paid to noncontrolling interests	(13)	(37)
Payment of finance fees	(88)
Cash provided by (utilized in) financing activities	2,322	(27)
Effect of exchange rate fluctuations on cash	(29)	(10)
Decrease in cash	(242)	(119)
Cash at beginning of period	512	383
Cash at end of period	$270	$264

(a)	Other, net includes other non-cash charges plus other changes in non-current assets and liabilities.

See accompanying notes.

OWENS-ILLINOIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tabular data dollars in millions, except per share amounts

1.  Segment Information

The Company has four reportable segments based on its geographic locations:  Europe, North America, Latin America and Asia Pacific.  In connection with the Company’s acquisition (the “Vitro Acquisition”) of the food and beverage glass container business of Vitro S.A.B. de C.V. and its subsidiaries as conducted in the United States, Mexico and Bolivia (the “Vitro Business”) on September 1, 2015 (see Note 15), the Company has renamed the former South America segment to the Latin America segment. This change in segment name was made to reflect the addition of the Mexican and Bolivian operations from the Vitro Acquisition into the former South America segment.  The acquired Vitro food and beverage glass container distribution business located in the United States is included in the North American operating segment.  These four segments are aligned with the Company’s internal approach to managing, reporting, and evaluating performance of its global glass operations.  Certain assets and activities not directly related to one of the regions or to glass manufacturing are reported with Retained corporate costs and other.  These include licensing, equipment manufacturing, global engineering, and certain equity investments.  Retained corporate costs and other also includes certain headquarters administrative and facilities costs and certain incentive compensation and other benefit plan costs that are global in nature and are not allocable to the reportable segments.

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

Financial information for the three and nine months ended September 30, 2015 and 2014 regarding the Company’s reportable segments is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net sales:
Europe	$605	$709	$1,809	$2,205
North America	520	517	1,520	1,543
Latin America	265	313	677	826
Asia Pacific	162	197	478	584
Reportable segment totals	1,552	1,736	4,484	5,158
Other	14	9	46	23
Net sales	$1,566	$1,745	$4,530	$5,181

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Segment operating profit:
Europe	$68	$104	$181	$300
North America	61	66	214	214
Latin America	51	61	108	155
Asia Pacific	19	17	51	59
Reportable segment totals	199	248	554	728
Items excluded from segment operating profit:
Retained corporate costs and other	(10)	(20)	(49)	(79)
Restructuring, asset impairment and other charges	(41)	(84)	(68)	(84)
Strategic transaction costs	(13)		(19)
Acquisition-related fair value inventory adjustments	(10)		(10)
Interest expense, net	(67)	(53)	(188)	(161)
Earnings from continuing operations before income taxes	$58	$91	$220	$404

Financial information regarding the Company’s total assets is as follows:

	September 30,	December 31,	September 30,
	2015	2014	2014
Total assets:
Europe	$3,030	$3,214	$3,405
North America	2,028	1,971	2,030
Latin America	3,297	1,300	1,358
Asia Pacific	894	1,018	1,042

Reportable segment totals	9,249	7,503	7,835
Other	305	340	306
Consolidated totals	$9,554	$7,843	$8,141

2.  Receivables

Receivables consist of the following:

	September 30,	December 31,	September 30,
	2015	2014	2014
Trade accounts receivable	$782	$583	$887
Less: allowances for doubtful accounts and discounts	29	34	37
Net trade receivables	753	549	850
Other receivables	355	195	192
	$1,108	$744	$1,042

In conjunction with the Vitro Acquisition, the Company remitted approximately $147 million related to value added taxes owed as a result of certain internal restructuring transactions undertaken by Vitro, S.A.B. de C.V. related to the closing of the Vitro Acquisition. This amount is included in “Other receivables” above and is expected to be refunded to the Company in approximately twelve months.

The Company uses various factoring programs to sell certain receivables to financial institutions as part of managing its cash flows. The amount of receivables sold by the Company was $336 million, $276 million, and $209 million at September 30, 2015, December 31, 2014, and September 30, 2014, respectively. Any continuing involvement with the sold receivables is immaterial.

3.  Inventories

Major classes of inventory are as follows:

	September 30,	December 31,	September 30,
	2015	2014	2014
Finished goods	$873	$884	$954
Raw materials	114	110	116
Operating supplies	36	41	42
	$1,023	$1,035	$1,112

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

Commodity Forward Contracts Designated as Cash Flow Hedges

In North America, the Company enters into commodity forward contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows. The Company continually evaluates the natural gas market and related price risk and periodically enters into commodity forward contracts in order to hedge a portion of its usage requirements. The majority of the sales volume in North America is tied to customer contracts that contain provisions that pass the price of natural gas to the customer.  In certain of these contracts, the customer has the option of fixing the natural gas price component for a specified period of time.    At September 30, 2015 and 2014, the Company had entered into commodity forward contracts covering approximately 6,300,000 MM BTUs and 1,800,000 MM BTUs, respectively, primarily related to customer requests to lock the price of natural gas.

The Company accounts for the above forward contracts as cash flow hedges at September 30, 2015 and recognizes them on the balance sheet at fair value.  The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owners’ equity (“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings.  Unrecognized gains of $2 million and  $1 million at September 30, 2015 and 2014, respectively, related to the commodity forward contracts was included in Accumulated OCI, and will be reclassified into earnings over the next twelve to twenty-four months.  Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.  The ineffectiveness related to these natural gas hedges for the three and nine months ended September 30, 2015 and 2014 was not material.

The effect of the commodity forward contracts on the results of operations for the three months ended September 30, 2015 and 2014 is as follows:

		Amount of Gain Reclassified from
Amount of Gain Recognized in OCI on		Accumulated OCI into Income
Commodity Forward Contracts		(reported in cost of goods sold)
(Effective Portion)		(Effective Portion)
2015	2014	2015	2014
$2	$1	$4	$—

The effect of the commodity forward contracts on the results of operations for the nine months ended September 30, 2015 and 2014 is as follows:

		Amount of Gain Reclassified from
Amount of Gain Recognized in OCI on		Accumulated OCI into Income
Commodity Forward Contracts		(reported in cost of goods sold)
(Effective Portion)		(Effective Portion)
2015	2014	2015	2014
$2	$3	$6	$2

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

At September 30, 2015 and 2014, various subsidiaries of the Company had outstanding forward exchange and option agreements denominated in various currencies covering the equivalent of approximately $600 million and $520 million, respectively, related primarily to intercompany transactions and loans.

The effect of the forward exchange derivative contracts on the results of operations for the three months ended September 30, 2015 and 2014 is as follows:

	Amount of Gain (Loss)
Location of Gain (Loss)	Recognized in Income on
Recognized in Income on	Forward Exchange Contracts
Forward Exchange Contracts	2015	2014
Other expense	$(4)	$1

The effect of the forward exchange derivative contracts on the results of operations for the nine months ended September 30, 2015 and 2014 is as follows:

	Amount of Gain
Location of Gain	Recognized in Income on
Recognized in Income on	Forward Exchange Contracts
Forward Exchange Contracts	2015	2014
Other expense	$2	$—

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

	Fair Value
	Balance Sheet	September 30,	December 31,	September 30,
	Location	2015	2014	2014
Asset Derivatives:
Derivatives not designated as hedging instruments:
Forward exchange contracts	a	$16	$10	$10
Total asset derivatives		16	10	10
Liability Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	c	$2	$—	$—
Derivatives not designated as hedging instruments:
Forward exchange contracts	c	4	4	6
Total liability derivatives		$6	$4	$6

5.  Restructuring Accruals

Selected information related to the restructuring accruals for the three months ended September 30, 2015 and 2014 is as follows:

	European		Other
	Asset	Asia Pacific	Restructuring	Total
	Optimization	Restructuring	Actions	Restructuring
Balance at July 1, 2015	$11	$8	$33	$52
Charges			35	35
Write-down of assets to net realizable value			(19)	(19)
Net cash paid, principally severance and related benefits		(1)	(4)	(5)
Other, including foreign exchange translation			(1)	(1)
Balance at September 30, 2015	$11	$7	$44	$62

	European		Other
	Asset	Asia Pacific	Restructuring	Total
	Optimization	Restructuring	Actions	Restructuring
Balance at July 1, 2014	$20	$3	$42	$65
Charges	1	73	5	79
Write-down of assets to net realizable value		(46)		(46)
Net cash paid, principally severance and related benefits	(3)	(2)	(2)	(7)
Pension charges transferred to other accounts		(7)		(7)
Other, including foreign exchange translation	(2)	(6)	(1)	(9)
Balance at September 30, 2014	$16	$15	$44	$75

Selected information related to the restructuring accruals for the nine months ended September 30, 2015 and 2014 is as follows:

	European		Other
	Asset	Asia Pacific	Restructuring	Total
	Optimization	Restructuring	Actions	Restructuring
Balance at January 1, 2015	$12	$12	$36	$60
Charges		5	52	57
Write-down of assets to net realizable value		(4)	(26)	(30)
Net cash paid, principally severance and related benefits		(5)	(15)	(20)
Other, including foreign exchange translation	(1)	(1)	(3)	(5)
Balance at September 30, 2015	$11	$7	$44	$62

	European		Other
	Asset	Asia Pacific	Restructuring	Total
	Optimization	Restructuring	Actions	Restructuring
Balance at January 1, 2014	$30	$20	$64	$114
Charges	1	73	5	79
Write-down of assets to net realizable value		(46)		(46)
Net cash paid, principally severance and related benefits	(8)	(15)	(22)	(45)
Pension charges transferred to other accounts		(7)		(7)
Other, including foreign exchange translation	(7)	(10)	(3)	(20)
Balance at September 30, 2014	$16	$15	$44	$75

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

Asia Pacific Restructuring

During the nine months ended September 30, 2015, the Company recorded charges of $5 million.  These charges primarily represented the write-down of assets as part of the Company’s Asia Pacific Restructuring program.

During the three and nine months ended September 30, 2014, the Company recorded charges of $73 million.  These charges primarily represented employee costs, write-down of assets, and pension charges that the Company was required to record for the furnace closure announced during the third quarter of 2014.

Other Restructuring Actions

During the three and nine months ended September 30, 2015, the Company recorded charges of $35 million and $52 million, respectively.   For the nine months ended September 30, 2015, these charges primarily represented employee costs, write-down of assets, and other exit costs of $14 million for furnace closures in Latin America, $35 million of severance and other exit costs related to a plant closure in North America and $3 million related to other restructuring actions.

6.  Pension Benefit Plans

The components of the net periodic pension cost for the three months ended September 30, 2015 and 2014 are as follows:

	U.S.		Non-U.S.
	2015	2014	2015	2014
Service cost	$6	$5	$5	$6
Interest cost	24	27	15	16
Expected asset return	(42)	(45)	(23)	(23)

Amortization:
Prior service cost				(1)
Actuarial loss	17	19	5	5
Net periodic pension cost	$5	$6	$2	$3

The components of the net periodic pension cost for the nine months ended September 30, 2015 and 2014 are as follows:

	U.S.		Non-U.S.
	2015	2014	2015	2014
Service cost	$18	$17	$14	$20
Interest cost	72	80	39	53
Expected asset return	(126)	(132)	(65)	(69)

Amortization:
Prior service cost				(2)
Actuarial loss	55	55	15	16
Net periodic pension cost	$19	$20	$3	$18

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

8.  Debt

The following table summarizes the long-term debt of the Company:

	September 30,	December 31,	September 30,
	2015	2014	2014
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$220	$—	$—
Term Loans:
Term Loan A	1,546
Term Loan A (€279 million at September 30, 2015)	309
Term Loan B	563
Previous Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans			60
Term Loans:
Term Loan B (USD tranche)		404	404
Term Loan C (CAD tranche)		70	73
Term Loan D (EURO tranche)		103	108
Senior Notes:
3.00%, Exchangeable, due 2015		18	614
7.375%, due 2016		594	592
6.75%, due 2020 (€500 million)	557	603	629
4.875%, due 2021 (€330 million)	367	397	415
5.00%, due 2022	494	493
5.875%, due 2023	679
5.375%, due 2025	296	295
6.375%, due 2025	293
Senior Debentures:
7.80%, due 2018	250	249	249
Capital Leases	60	63	61
Other	32	29	19
Total long-term debt	5,666	3,318	3,224
Less amounts due within one year	57	361	805
Long-term debt	$5,609	$2,957	$2,419

On April 22, 2015, certain of the Company’s subsidiaries entered into a new Senior Secured Credit Facility (the “Agreement”), which amended and restated the previous credit agreement (the “Previous Agreement”).  The proceeds from the Agreement were used to repay all outstanding amounts under the Previous Agreement and the 7.375% senior notes due 2016. For the nine months ended September 2015, the Company recorded $42 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees.

In connection with the closing of the Vitro Acquisition on September 1, 2015 (see Note 15), the Company entered into Amendment No. 2 (“Amendment No. 2”) to the Agreement, which provided for additional incremental availability under the incremental dollar cap in the Agreement of up to $1,250 million.  In addition, in connection with the closing of the Vitro Acquisition, on September 1, 2015, the Company entered into the First Incremental Amendment to the Agreement (the “Incremental Amendment”) pursuant to which the Company incurred $1,250 million of senior secured incremental term loan facilities, comprised of (i) a $675 million term loan A facility (the “incremental term loan A facility”) on substantially the same terms and conditions (including as to maturity) as the term loan A facility in the Agreement and (ii) a $575 million term loan B facility (the “incremental term loan B facility”) maturing seven years after the closing of the Vitro Acquisition using its incremental capacity under the Agreement.

At September 30, 2015, the Agreement, as amended by Amendment No. 2 and the Incremental Amendment (the “Amended Agreement”), includes a $300 million USD revolving credit facility, a $600 million multicurrency revolving credit facility, a $1,575 million term loan A facility ($1,546 million net of debt issuance costs), and a €279 million term loan A facility ($309 million net of debt issuance costs), each of which has a final maturity date of April 22, 2020.  The Amended Agreement also includes a $575 million term loan B facility ($563 million net of debt issuance costs) with a final maturity date of September 1, 2022.  At September 30, 2015, the Company had unused credit of $641 million available under the Amended Agreement.  The weighted average interest rate on borrowings outstanding under the Amended Agreement at September 30, 2015 was 2.26%.

The Amended Agreement contains various covenants that restrict, among other things and subject to certain exceptions, the ability of the Company to incur certain liens, make certain investments, become liable under contingent obligations in certain defined instances only, make restricted payments, make certain asset sales within guidelines and limits, engage in certain affiliate transactions, participate in sale and leaseback financing arrangements, alter its fundamental business, and amend certain subordinated debt obligations.

The Amended Agreement also contains one financial maintenance covenant, a Leverage Ratio, that requires the Company not to exceed a ratio of 4.0x calculated by dividing consolidated total debt, less cash and cash equivalents, by consolidated EBITDA, as defined in the Amended Agreement.  The maximum Leverage Ratio is subject to an increase of 0.5x for the four fiscal quarters following the consummation of certain qualifying acquisitions as defined in the Amended Agreement.  In connection with the Vitro Acquisition on September 1, 2015, the Company elected to increase such maximum Leverage Ratio to 4.5x for the four fiscal quarters ending June 30, 2016. The Leverage Ratio could restrict the ability of the Company to undertake additional financing or acquisitions to the extent that such financing or acquisitions would cause the Leverage Ratio to exceed the specified maximum.

Failure to comply with these covenants and restrictions could result in an event of default under the Amended Agreement.  In such an event, the Company could not request borrowings under the revolving facility, and all amounts outstanding under the Amended Agreement, together with accrued interest, could then be declared immediately due and payable.  If an event of default occurs under the Amended Agreement and the lenders cause all of the outstanding debt obligations under the Amended Agreement to become due and payable, this would result in a default under a number of other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities.  As of September 30, 2015, the Company was in compliance with all covenants and restrictions in the Amended Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Amended Agreement will not be adversely affected by the covenants and restrictions.

The interest rates on borrowings under the Amended Agreement are, at the Company’s option, the Base Rate or the Eurocurrency Rate, as defined in the Amended Agreement, plus an applicable margin.  The applicable margin for the term loan A facility and the revolving credit facility is linked to the Company’s Leverage Ratio and ranges from 1.25% to 1.75% for Eurocurrency Rate loans and from 0.25% to 0.75% for Base Rate loans. In addition, a fee is payable on the revolving credit facility commitments ranging from 0.20% to 0.30% per annum linked to the Leverage Ratio. The applicable margin for the term loan B facility is 2.75% for Eurocurrency Rate loans and 1.75% for Base Rate loans. The incremental term loan B facility is subject to a LIBOR floor of 0.75%.

Borrowings under the Amended Agreement are secured by substantially all of the assets, excluding real estate and certain other excluded assets, of certain of the Company’s domestic subsidiaries and certain foreign subsidiaries.  Borrowings are also secured by a pledge of intercompany debt and equity investments in certain of the Company’s domestic subsidiaries and, in the case of foreign borrowings, of stock of certain foreign subsidiaries.  All borrowings under the Amended Agreement are guaranteed by certain domestic subsidiaries of the Company for the term of the Amended Agreement.

Also, in connection with the Vitro Acquisition, during August 2015, the Company issued senior notes with a face value of $700 million that bear interest at 5.875% and are due August 15, 2023 (the “Senior Notes due 2023”) and senior notes with a face value of $300 million that bear interest at 6.375% and are due August 15, 2025 (together with the Senior Notes due 2023, the “2015 Senior Notes”).  The 2015 Senior Notes were issued via a private placement and are guaranteed by certain of the Company‘s domestic subsidiaries.  The net proceeds from the 2015 Senior Notes, after deducting the debt discount and debt issuance costs, totaled approximately $972 million and were used to finance, in part, the Vitro Acquisition.

During December 2014, the Company issued senior notes with a face value of $500 million that bear interest at 5.00% and are due January 15, 2022 (the “Senior Notes due 2022”).  The Company also issued senior notes with a face value of $300 million that bear interest at 5.375% and are due January 15, 2025 (together with the Senior Notes due 2022, the “2014 Senior Notes”).  The 2014 Senior Notes were issued via a private placement and are guaranteed by certain of the Company‘s domestic subsidiaries.  The net proceeds from the 2014 Senior Notes, after deducting debt issuance costs, totaled approximately $790 million and were used to purchase $611 million aggregate principal amount of the Company’s 3.00% 2015 Exchangeable Senior Notes.  The remaining balance of the Exchangeable Senior Notes was repaid in the second quarter of 2015.

The Company has a €215 million European accounts receivable securitization program, which extends through September 2016, subject to periodic renewal of backup credit lines.

Information related to the Company’s accounts receivable securitization program is as follows:

	September 30,	December 31,	September 30,
	2015	2014	2014
Balance (included in short-term loans)	$173	$122	$242
Weighted average interest rate	1.11%	1.41%	0.57%

The carrying amounts reported for the accounts receivable securitization program, and certain long-term debt obligations subject to frequently redetermined interest rates, approximate fair value.  Fair values for the Company’s significant fixed rate debt obligations are based on published market quotations, and are classified as Level 1 in the fair value hierarchy.

Fair values at September 30, 2015 of the Company’s significant fixed rate debt obligations are as follows:

	Principal	Indicated
	Amount	Market Price	Fair Value
Senior Notes:
6.75%, due 2020 (€500 million)	$563	$114.56	$645
4.875%, due 2021 (€330 million)	371	105.38	391
5.00%, due 2022	500	95.00	475
5.875%, due 2023	700	100.75	705
5.375%, due 2025	300	96.75	290
6.375%, due 2025	300	100.75	302
Senior Debentures:
7.80%, due 2018	250	109.78	274

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

As of September 30, 2015, the Company has determined that it is a named defendant in asbestos lawsuits and claims involving approximately 2,100 plaintiffs and claimants.  Based on an analysis of the lawsuits pending as of December 31, 2014, approximately 81% of plaintiffs either do not specify the monetary damages sought, or in the case of court filings, claim an amount sufficient to invoke the jurisdictional minimum of the trial court.  Approximately 13% of plaintiffs specifically plead damages above the jurisdictional minimum up to, and including, $15 million or less, and 5% of plaintiffs specifically plead damages greater than $15 million but less than $100 million. Fewer than 1% of plaintiffs specifically plead damages equal to or greater than $100 million.

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

Since receiving its first asbestos claim, the Company as of September 30, 2015, has disposed of the asbestos claims of approximately 396,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $9,000.  Certain of these dispositions have included deferred amounts payable.  Deferred amounts payable totaled approximately $15 million at September 30, 2015  ($13 million at December 31, 2014) and are included in the foregoing average indemnity payment per claim.  The Company’s asbestos indemnity payments have varied on a per claim basis, and are expected to continue to vary considerably over time.  As discussed above, a part of the Company’s objective is to achieve, where possible, resolution of asbestos claims pursuant to claims-handling agreements.  Failure of claimants to meet certain medical and product exposure criteria in the Company’s administrative claims handling agreements has generally reduced the number of claims that would otherwise have been received by the Company in the tort system.  In addition, certain courts and legislatures have reduced or eliminated the number of claims that the Company otherwise would have received by the Company in the tort system.  These developments generally have had the effect of increasing the Company’s per-claim average indemnity payment over time.

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

10.  Share Owners’ Equity

The activity in share owners’ equity for the three months ended September 30, 2015 and 2014 is as follows:

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Total Share
	Stock	Par Value	Stock	Earnings	Loss	Interests	Owners' Equity
Balance on July 1, 2015	$2	$3,060	$(577)	$175	$(1,677)	$112	$1,095
Issuance of common stock (2,294 shares)
Reissuance of common stock (67,313 shares)			2				2
Stock compensation		1					1
Net earnings				17		7	24
Other comprehensive income (loss)					(235)	(8)	(243)
Distributions to noncontrolling interests						(1)	(1)
Balance on September 30, 2015	$2	$3,061	$(575)	$192	$(1,912)	$110	$878

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Total Share
	Stock	Par Value	Stock	Earnings	Loss	Interests	Owners' Equity
Balance on July 1, 2014	$2	$3,059	$(463)	$204	$(1,002)	$122	$1,922
Issuance of common stock (13,253 shares)
Reissuance of common stock (52,167 shares)			1				1
Stock compensation		3					3
Net earnings				60		7	67
Other comprehensive loss					(165)	(3)	(168)
Distributions to noncontrolling interests						(2)	(2)
Balance on September 30, 2014	$2	$3,062	$(462)	$264	$(1,167)	$124	$1,823

The activity in share owners’ equity for the nine months ended September 30, 2015 and 2014 is as follows:

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Total Share
	Stock	Par Value	Stock	Earnings	Loss	Interests	Owners' Equity
Balance on January 1, 2015	2	3,066	(480)	64	(1,494)	117	$1,275
Issuance of common stock (41,401 shares)		1					1
Reissuance of common stock (200,155 shares)			5				5
Treasury shares purchased (4,109,256 shares)			(100)				(100)
Stock compensation		12					12
Net earnings				128		16	144
Other comprehensive loss					(418)	(16)	(434)
Distributions to noncontrolling interests						(13)	(13)
Acquisitions of noncontrolling interests		(18)				6	(12)
Balance on September 30, 2015	$2	$3,061	$(575)	$192	$(1,912)	$110	$878

	Share Owners’ Equity of the Company
					Accumulated
		Capital in		Retained	Other	Non-
	Common	Excess of	Treasury	Earnings	Comprehensive	controlling	Total Share
	Stock	Par Value	Stock	(Loss)	Loss	Interests	Owners' Equity
Balance on January 1, 2014	$2	$3,040	$(454)	$(11)	$(1,121)	$147	$1,603
Issuance of common stock (226,795 shares)		5					5
Reissuance of common stock (149,234 shares)			4				4
Treasury shares purchased (364,436 shares)			(12)				(12)
Stock compensation		17					17
Net earnings				275		18	293
Other comprehensive loss					(46)	(4)	(50)
Distributions to noncontrolling interests						(37)	(37)
Balance on September 30, 2014	$2	$3,062	$(462)	$264	$(1,167)	$124	$1,823

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

The Company has 250,000,000 shares of common stock authorized with a par value of $.01 per share. Shares outstanding are as follows:

	Shares Outstanding (in thousands)
	September 30,	December 31,	September 30,
	2015	2014	2014

Shares of common stock issued (including treasury shares)	184,465	183,915	183,911

Treasury shares	23,627	19,718	19,001

11.  Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three months ended September 30, 2015 and 2014 is as follows:

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on July 1, 2015	(281)	(13)		(1,383)		$(1,677)
Change before reclassifications	(257)					(257)
Amounts reclassified from accumulated other comprehensive income		(2)	(a)	20	(b)	18
Translation effect				4		4
Tax effect		(1)		1
Other comprehensive income (loss) attributable to the Company	(257)	(3)		25		(235)
Balance on September 30, 2015	$(538)	$(16)		$(1,358)		$(1,912)

					Total
					Accumulated
	Net Effect of	Change in Certain			Other
	Exchange Rate	Derivative	Employee		Comprehensive
	Fluctuations	Instruments	Benefit Plans		Loss
Balance on July 1, 2014	$311	$(12)	$(1,301)		$(1,002)
Change before reclassifications	(216)	1			(215)
Amounts reclassified from accumulated other comprehensive income			19	(b)	19
Translation effect			22		22
Tax effect			9		9
Other comprehensive income (loss) attributable to the Company	(216)	1	50		(165)
Balance on September 30, 2014	$95	$(11)	$(1,251)		$(1,167)

(a)	Amount is included in Cost of goods sold on the Condensed Consolidated Results of Operations (see Note 4 for additional information).

(b)  Amount is included in the computation of net periodic pension cost (see Note 6 for additional information) and net postretirement benefit cost.

The activity in accumulated other comprehensive loss for the nine months ended September 30, 2015 and 2014 is follows:

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2015	$(55)	$(11)		$(1,428)		$(1,494)
Change before reclassifications	(483)					(483)
Amounts reclassified from accumulated other comprehensive income		(4)	(a)	58	(b)	54
Translation effect				10		10
Tax effect		(1)		2		1
Other comprehensive income (loss) attributable to the Company	(483)	(5)		70		(418)
Balance on September 30, 2015	$(538)	$(16)		$(1,358)		$(1,912)

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2014	$229	$(12)		$(1,338)		$(1,121)
Change before reclassifications	(134)	3				(131)
Amounts reclassified from accumulated other comprehensive income		(2)	(a)	64	(b)	62
Translation effect				16		16
Tax effect				7		7
Other comprehensive income (loss) attributable to the Company	(134)	1		87		(46)
Balance on September 30, 2014	$95	$(11)		$(1,251)		$(1,167)

(a)	Amount is included in Cost of goods sold on the Condensed Consolidated Results of Operations (see Note 4 for additional information)
(b)	Amount is included in the computation of net periodic pension cost (see Note 6 for additional information) and net postretirement benefit cost.

12.  Other Expense

Other income (expense), net for the three and nine months ended September 30, 2015 and 2014 included the following:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Restructuring, asset impairment and related charges	$(35)	$(71)	$(57)	$(71)
Strategic transaction costs	(13)		(19)
Foreign currency exchange gain (loss)	2	1	10	(1)
Other income (expense), net	2	(3)	7	2
	$(44)	$(73)	$(59)	$(70)

For the three and nine months ended September 30, 2015, the restructuring, asset impairment and related charges primarily related to the Latin America, Asia Pacific and North America regions (see Note 5 for additional information).

During the three and nine months ended September 30, 2014, the Company recorded charges of $79 million for restructuring, asset impairment and related charges of which $71 million was recorded to other expense. These charges were primarily related to the Company’s Asia Pacific restructuring (see Note 5 for additional information).

On September 1, 2015, the Company completed the Vitro Acquisition.  For the three and nine months ended September 30, 2015, the strategic transaction costs primarily related to this acquisition.

13.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,
	2015	2014
Numerator:
Net earnings attributable to the Company	$17	$60
Denominator (in thousands):
Denominator for basic earnings per share-weighted average shares outstanding	160,730	164,798
Effect of dilutive securities:
Stock options and other	882	1,340
Denominator for diluted earnings per share-adjusted weighted average shares outstanding	161,612	166,138
Basic earnings per share:
Earnings from continuing operations	$0.11	$0.37
Loss from discontinued operations	(0.01)
Net earnings	$0.10	$0.37
Diluted earnings per share:
Earnings from continuing operations	$0.11	$0.37
Loss from discontinued operations	(0.01)
Net earnings	$0.10	$0.37

Options to purchase 2,069,000 and 997,554 weighted average shares of common stock which were outstanding during the three months ended September 30, 2015 and 2014, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

	Nine months ended September 30,
	2015	2014
Numerator:
Net earnings attributable to the Company	$128	$275
Denominator (in thousands):
Denominator for basic earnings per share-weighted average shares outstanding	161,284	164,821
Effect of dilutive securities:
Stock options and other	980	1,366
Denominator for diluted earnings per share-adjusted weighted average shares outstanding	162,264	166,187
Basic earnings per share:
Earnings from continuing operations	$0.81	$1.80
Loss from discontinued operations	(0.02)	(0.13)
Net earnings	$0.79	$1.67
Diluted earnings per share:
Earnings from continuing operations	$0.81	$1.79
Loss from discontinued operations	(0.02)	(0.13)
Net earnings	$0.79	$1.66

Options to purchase 1,872,891 and 660,479 weighted average shares of common stock which were outstanding during the nine months ended September 30, 2015 and 2014, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

14.  Supplemental Cash Flow Information

	Nine months ended September 30,
	2015	2014

Interest paid in cash	$192	$165
Income taxes paid in cash (Non-U.S.):	$93	$91

Cash interest for the nine months ended September 30, 2015 includes $34 million of note repurchase premiums related to the redemption of the Company’s 7.375% senior notes due 2016.

15.  Business Combinations

On September 1, 2015, the Company completed the Vitro Acquisition for approximately $2.15 billion in cash, subject to a working capital adjustment and certain other adjustments.  The Vitro Business in Mexico is the largest supplier of glass containers in that country manufacturing glass containers across multiple end uses, including food, soft drinks, beer, wine and spirits. The Vitro Acquisition included five food and beverage glass container plants in Mexico, a plant in Bolivia and a North American distribution business, and provided the Company with a competitive position in the glass packaging market in Mexico.  The results of the Vitro Business have been included in the Company’s consolidated financial statements since September 1, 2015.  Vitro’s food and beverage glass container operations in Mexico and Bolivia are included in the Latin American operating segment while its distribution business is included in the North American operating segment.

The Company financed the Vitro Acquisition with the proceeds from its recently completed senior notes offering, cash on hand and the incremental term loan facilities (see Note 8).

The total purchase price will be allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values.  The purchase agreement contains customary provisions for working capital adjustments, which the Company expects to resolve with the seller in the fourth quarter of 2015.  The purchase price allocation has not been finalized as of September 30, 2015, because the Company has not yet completed its review of the asset and liability values and related amortization and depreciation periods.  The following table summarizes the preliminary estimates of fair value of the assets and liabilities assumed on September 1, 2015:

Cash	$17
Other current assets	344
Goodwill	1,073
Intangible assets	406
Net property, plant and equipment	597
Total assets	2,437

Current liabilities	93
Long-term debt	11
Long-term liabilities	36
Net assets acquired	$2,297

In conjunction with the Vitro acquisition, the Company remitted approximately $147 million related to value added taxes owed as a result of certain internal restructuring transactions undertaken by Vitro, S.A.B. de C.V. related to the closing of the Vitro Acquisition. This amount is included in “Other current assets” above and is expected to be refunded to the Company in approximately twelve months.

Recognized goodwill is attributable to the assembled workforce, expected synergies and other intangible assets that do not qualify for separate recognition. Goodwill is not deductible for tax purposes.

As of September 1, 2015, intangible assets subject to amortization consist of amounts recognized for the fair value as follows:

Intangible asset	Value	Amortization Period
Customer relationships	$400	12 years
Other intangible assets	6	varies

16.  Pro Forma Information – Vitro Acquisition

Had the Vitro Acquisition, described in Note 15 and the related financing described in Note 8, occurred at the beginning of each respective period, unaudited pro forma consolidated net sales, earnings from continuing operations and earnings from continuing operations per share of common stock (diluted) would have been as follows:

	Three months ended September 30, 2015
	As	Acquisition	Financing	Pro Forma
	Reported	Adjustments	Adjustments	As Adjusted

Net sales	$1,566	$143	$—	$1,709

Earnings from continuing operations attributable to the Company	18	18	(11)	25

Diluted earnings per share from continuing operations	0.11			0.15

	Nine months ended September 30, 2015
	As	Acquisition	Financing	Pro Forma
	Reported	Adjustments	Adjustments	As Adjusted

Net sales	$4,530	$574	$—	$5,104

Earnings from continuing operations attributable to the Company	131	79	(46)	164

Diluted earnings per share from continuing operations	0.81			1.01

	Three months ended September 30, 2014
	As	Acquisition	Financing	Pro Forma
	Reported	Adjustments	Adjustments	As Adjusted

Net sales	$1,745	$224	$—	$1,969

Earnings from continuing operations attributable to the Company	61	25	(18)	68

Diluted earnings per share from continuing operations	0.37			0.41

	Nine months ended September 30, 2014
	As	Acquisition	Financing	Pro Forma
	Reported	Adjustments	Adjustments	As Adjusted

Net sales	$5,181	$651	$—	$5,832

Earnings from continuing operations attributable to the Company	297	64	(53)	308

Diluted earnings per share from continuing operations	1.79			1.85

17.  Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2015 and the year ended December 31, 2014 are as follows:

		North	Latin
	Europe	America	America	Other	Total
Balance as of December 31, 2014	$926	$723	$239	$5	$1,893
Acquisitions		8	1,073		1,081
Translation effects	(64)	(16)	(97)		(177)
Balance as of September 30, 2015	$862	$715	$1,215	$5	$2,797

Goodwill for the Asia Pacific segment is $0 and net of accumulated impairment losses of $1,135 million as of September 30, 2015 and December 31, 2014.

As a result of the Vitro Acquisition, the Company acquired $1,073 million of goodwill as of September 30, 2015. The purchase price allocation and the assignment of goodwill to the Company’s reporting units is not yet complete as of September 30, 2015 (see Note 15).

During the fourth quarter of 2014, the Company completed its annual impairment testing and determined that no impairment existed. The Company will complete its annual impairment testing for 2015 in the fourth quarter of 2015.

18.  Discontinued Operations

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

The loss from discontinued operations of $3 million for the nine months ended September 30, 2015 is related to ongoing costs for the Venezuela expropriation. The loss from discontinued operations of $22 million for the nine months ended September 30, 2014 included a settlement of a dispute with the purchaser of a previously disposed business, as well as ongoing costs related to the Venezuela expropriation.

19.  New Accounting Pronouncement

Revenue from Contracts with Customers - In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers", which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers”, which delayed by one year the effective date of the new revenue recognition standard, which will be effective for the Company on January 1, 2018. The Company is currently evaluating the effect this standard will have on its consolidated financial statements and related disclosures.  The Company has not yet selected a transition method nor determined the effect of the standard on its ongoing financial reporting.

Presentation of Debt Issuance Costs - In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge (asset). It is effective for the Company on January 1, 2016, but early adoption is permitted. In the third quarter 2015, the Company has elected to adopt this new guidance.

As a result of the adoption of ASU 2015-03 certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations for any period. Previously, the Company had classified these debt issuance costs as an asset in “other assets”. Accordingly, the Company has revised the classification to report these debt issuance costs under the “long-term debt” caption on the balance sheet. For the periods ended December 31, 2014 and September 30, 2014 the total of debt issuance costs that were previously classified as “other assets” were $15 million and $17 million, respectively.

Business Combinations – In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments”. This standard allows for the acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting periods in which the adjustment amounts are determined. This ASU is effective for fiscal years beginning after December 15, 2015 and early adoption is permitted for financial statements that have not been issued. The Company has elected to adopt this new guidance as of the third quarter of 2015.

20.  Financial Information for Subsidiary Guarantors and Non-Guarantors

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

	September 30, 2015
		Guarantor	Non-Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Current assets:
Cash and cash equivalents	$—	$—	$270	$		$270
Receivables			1,108			1,108
Inventories			1,023			1,023
Prepaid expenses			87			87
Total current assets	—	—	2,488		—	2,488
Investments in and advances to subsidiaries	1,403	1,146			(2,549)

Property, plant and equipment, net			2,874			2,874
Goodwill			2,797			2,797
Other assets			1,395			1,395

Total assets	$1,403	$1,146	$9,554		$(2,549)	$9,554

Current liabilities :
Short-term loans and long-term debt due within one year	$—	$—	$250		$—	$250
Current portion of asbestos liability	143					143
Accounts payable			1,004			1,004
Other liabilities	7		527		(7)	527

Total current liabilities	150	—	1,781		(7)	1,924

Long-term debt	250		5,609		(250)	5,609
Asbestos-related liabilities	235					235
Other long-term liabilities			908			908
Share owners’ equity	768	1,146	1,146		(2,292)	768
Noncontrolling interests			110			110

Total liabilities and share owners’ equity	$1,403	$1,146	$9,554		$(2,549)	$9,554

	December 31, 2014
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$—	$512	$—	$512
Receivables			744		744
Inventories			1,035		1,035
Prepaid expenses			80		80

Total current assets	—	—	2,371	—	2,371
Investments in and advances to subsidiaries	1,863	1,593		(3,456)	—

Property, plant and equipment, net			2,445		2,445
Goodwill			1,893		1,893
Other assets			1,134		1,134

Total assets	$1,863	$1,593	$7,843	$(3,456)	$7,843

Current liabilities :
Short-term loans and long-term debt due within one year	$—	$—	$488	$—	$488
Current portion of asbestos liability	143				143
Accounts payable			1,137		1,137
Other liabilities	20		560	(20)	560

Total current liabilities	163	—	2,185	(20)	2,328

Long-term debt	250		2,957	(250)	2,957
Asbestos-related liabilities	292				292
Other long-term liabilities			991		991
Total Share owners’ equity of the Company	1,158	1,593	1,593	(3,186)	1,158
Noncontrolling interest			117		117

Total liabilities and share owners’ equity	$1,863	$1,593	$7,843	$(3,456)	$7,843

	September 30, 2014
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$—	$264	$—	$264
Receivables			1,042		1,042
Inventories			1,112		1,112
Prepaid expenses			105		105

Total current assets	—	—	2,523	—	2,523
Investments in and advances to subsidiaries	2,325	2,075		(4,400)

Property, plant and equipment, net			2,499		2,499
Goodwill			1,960		1,960
Other assets			1,159		1,159

Total assets	$2,325	$2,075	$8,141	$(4,400)	$8,141

Current liabilities :
Short-term loans and long-term debt due within one year	$—	$—	$1,065	$—	$1,065
Current portion of asbestos liability	150				150
Accounts payable			1,027		1,027
Other liabilities			544		544

Total current liabilities	150		2,636		2,786

Long-term debt	250		2,419	(250)	2,419
Asbestos-related liabilities	226				226
Other long-term liabilities			887		887
Share owners’ equity	1,699	2,075	2,075	(4,150)	1,699
Noncontrolling interests			124		124

Total liabilities and share owners’ equity	$2,325	$2,075	$8,141	$(4,400)	$8,141

	Three months ended September 30, 2015
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,566	$—	$1,566
Cost of goods sold			(1,290)		(1,290)

Gross profit	—	—	276	—	276

Selling and administrative expense			(109)		(109)
Research, development and engineering expense			(15)		(15)
Net intercompany interest	5		(5)
Interest expense, net	(5)		(62)		(67)
Equity earnings from subsidiaries	17	17		(34)
Other equity earnings			17		17
Other expense, net			(44)		(44)

Earnings before income taxes	17	17	58	(34)	58
Provision for income taxes			(33)		(33)

Earnings from continuing operations	17	17	25	(34)	25
Loss from discontinued operations			(1)		(1)

Net earnings	17	17	24	(34)	24
Net earnings attributable to noncontrolling interests			(7)		(7)

Net earnings attributable to the Company	$17	$17	$17	$(34)	$17

	Three months ended September 30, 2015
			Non-
		Guarantor	Guarantor
Comprehensive Income	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net earnings	$17	$17	$24	$(34)	$24
Other comprehensive income, net	(235)	(235)	(243)	470	(243)

Total comprehensive loss	(218)	(218)	(219)	436	(219)

Comprehensive income attributable to noncontrolling interests			1		1

Comprehensive income (loss) attributable to the Company	$(218)	$(218)	$(218)	$436	$(218)

	Three months ended September 30, 2014
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,745	$—	$1,745
Cost of goods sold			(1,408)		(1,408)

Gross profit	—	—	337	—	337

Selling and administrative expense			(118)		(118)
Research, development and engineering expense			(15)		(15)
Net intercompany interest	5		(5)		—
Interest expense, net	(5)		(48)		(53)
Equity earnings from subsidiaries	60	60		(120)	—
Other equity earnings			13		13
Other expense, net			(73)		(73)

Earnings before income taxes	60	60	91	(120)	91
Provision for income taxes			(23)		(23)

Earnings from continuing operations	60	60	68	(120)	68
Loss from discontinued operations			(1)		(1)

Net earnings	60	60	67	(120)	67
Net earnings attributable to noncontrolling interests			(7)		(7)

Net earnings attributable to the Company	$60	$60	$60	$(120)	$60

	Three months ended September 30, 2014
			Non-
		Guarantor	Guarantor
Comprehensive Income	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net earnings	$60	$60	$67	$(120)	$67
Other comprehensive income, net	(165)	(165)	(168)	330	(168)

Total comprehensive loss	(105)	(105)	(101)	210	(101)

Comprehensive income attributable to noncontrolling interests			(4)		(4)

Comprehensive loss attributable to the Company	$(105)	$(105)	$(105)	$210	$(105)

	Nine months ended September 30, 2015
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$4,530	$—	$4,530
Cost of goods sold			(3,712)		(3,712)

Gross profit	—	—	818	—	818

Selling and administrative expense			(351)		(351)
Research,development and engineering expense			(46)		(46)
Net intercompany interest	15		(15)
Interest expense, net	(15)		(173)		(188)
Equity earnings from subsidiaries	128	128		(256)
Other equity earnings			46		46
Other expense, net			(59)		(59)

Earnings before income taxes	128	128	220	(256)	220
Provision for income taxes			(73)		(73)

Earnings from continuing operations	128	128	147	(256)	147
Loss from discontinued operations			(3)		(3)

Net earnings	128	128	144	(256)	144
Net earnings attributable to noncontrolling interests			(16)		(16)

Net earnings attributable to the Company	$128	$128	$128	$(256)	$128

	Nine months ended September 30, 2015
			Non-
		Guarantor	Guarantor
Comprehensive Income	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net earnings	$128	$128	$144	$(256)	$144
Other comprehensive income, net	(418)	(418)	(434)	836	(434)

Total comprehensive loss	(290)	(290)	(290)	580	(290)

Comprehensive income attributable to noncontrolling interests

Comprehensive loss attributable to the Company	$(290)	$(290)	$(290)	$580	$(290)

	Nine months ended September 30, 2014
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$-	$-	$5,181	$-	$5,181
Cost of goods sold			(4,165)		(4,165)

Gross profit	-	-	1,016	-	1,016

Selling and administrative expense			(382)		(382)
Research,development and engineering expense			(47)		(47)
Net intercompany interest	15		(15)		-
Interest expense, net	(15)		(146)		(161)
Equity earnings from subsidiaries	275	275		(550)	-
Other equity earnings			48		48
Other expense, net			(70)		(70)

Earnings before income taxes	275	275	404	(550)	404
Provision for income taxes			(89)		(89)

Earnings from continuing operations	275	275	315	(550)	315
Loss from discontinued operations			(22)		(22)

Net earnings	275	275	293	(550)	293
Net earnings attributable to noncontrolling interests			(18)		(18)

Net earnings attributable to the Company	$275	$275	$275	$(550)	$275

	Nine months ended September 30, 2014
			Non-
		Guarantor	Guarantor
Comprehensive Income	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net earnings	$275	$275	$293	$(550)	$293
Other comprehensive income, net	(46)	(46)	(50)	92	(50)

Total comprehensive income	229	229	243	(458)	243

Comprehensive income attributable to noncontrolling interests			(14)		(14)

Comprehensive income attributable to the Company	$229	$229	$229	$(458)	$229

	Nine months ended September 30, 2015
			Non-
		Guarantor	Guarantor
Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash provided by (utilized in) operating activities	$(58)	$—	$161	$—	$103
Cash utilized in investing activities			(2,638)		(2,638)
Cash provided by financing activities	58		2,264		2,322

Effect of exchange rate change on cash			(29)		(29)

Net change in cash	—	—	(242)	—	(242)
Cash at beginning of period			512		512

Cash at end of period	$—	$—	$270	$—	$270

	Nine months ended September 30, 2014
			Non-
		Guarantor	Guarantor
Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash provided by (utilized in) operating activities	$(72)	$—	$259	$—	$187
Cash utilized in investing activities			(269)		(269)
Cash provided by (utilized in) financing activities	72		(99)		(27)

Effect of exchange rate change on cash			(10)		(10)

Net change in cash	—	—	(119)	—	(119)
Cash at beginning of period			383		383

Cash at end of period	$—	$—	$264	$—	$264

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In connection with the Company’s acquisition of the food and beverage glass container business of Vitro S.A.B. de C.V. and its subsidiaries as conducted in the United States, Mexico and Bolivia on September 1, 2015 (see Note 15), the Company has renamed the former South America segment to the Latin America segment. This change in segment name was made to reflect the addition of the Mexican and Bolivian operations from the Vitro Acquisition into the former South America segment.  The acquired Vitro food and beverage glass container distribution business located in the United States is included in the North American operating segment.

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

Financial information for the three and nine months ended September 30, 2015 and 2014 regarding the Company’s reportable segments is as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net Sales:
Europe	$605	$709	$1,809	$2,205
North America	520	517	1,520	1,543
Latin America	265	313	677	826
Asia Pacific	162	197	478	584
Reportable segment totals	1,552	1,736	4,484	5,158
Other	14	9	46	23
Net Sales	$1,566	$1,745	$4,530	$5,181

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Segment operating profit:
Europe	$68	$104	$181	$300
North America	61	66	214	214
Latin America	51	61	108	155
Asia Pacific	19	17	51	59
Reportable segment totals	199	248	554	728
Items excluded from segment operating profit:
Retained corporate costs and other	(10)	(20)	(49)	(79)
Restructuring, asset impairment and other related charges	(41)	(84)	(68)	(84)
Strategic transaction costs	(13)		(19)
Acquisition-related fair value inventory adjustments	(10)		(10)
Interest expense, net	(67)	(53)	(188)	(161)
Earnings from continuing operations before income taxes	58	91	220	404
Provision for income taxes	(33)	(23)	(73)	(89)
Earnings from continuing operations	25	68	147	315
Loss from discontinued operations	(1)	(1)	(3)	(22)
Net earnings	24	67	144	293
Net earnings attributable to noncontrolling interests	(7)	(7)	(16)	(18)
Net earnings attributable to the Company	$17	$60	$128	$275

Note:  All amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Quarters ended September 30, 2015 and 2014

Third Quarter 2015 Highlights

•	The unfavorable effect of foreign currency exchange rates reduced net sales by 14% and segment operating profit by 16% compared to the prior year quarter
•	Acquired the food and beverage glass container business of Vitro, S.A.B. de C.V. for $2.15 billion
•	Borrowed an incremental $1.25 billion under its amended senior secured credit facility and issued $1 billion of senior notes due 2023 and 2025 to finance the Vitro Acquisition
•	Repaid the remaining senior notes due 2016

Net sales for the third quarter of 2015 were $179 million lower than the third quarter of the prior year primarily due to the unfavorable effect of changes in foreign currency exchange rates.  Net sales for the third quarter of 2015 included approximately $61 million from the newly acquired Vitro Business.

Segment operating profit for reportable segments for the third quarter of 2015 was $49 million lower than the third quarter of the prior year.  The decrease was largely attributable to the unfavorable effect of changes in foreign currency exchange rates and higher operating costs due to cost inflation.    Segment operating profit for the third quarter of 2015 included approximately $14 million from the newly acquired Vitro Business.

Net interest expense for the third quarter of 2015 increased $14 million compared to the third quarter of 2014.  The increase was primarily due to note repurchase premiums and the write-off of finance fees related to debt redeemed in the third quarter of 2015.  Exclusive of these items, net interest expense in the current quarter was flat compared to the third quarter of 2014.

For the third quarter of 2015, the Company recorded earnings from continuing operations attributable to the Company of $18 million, or $0.11 per share (diluted), compared to $61 million, or $0.37 per share (diluted), in the third quarter of 2014.  Earnings in both periods included items that management considered not representative of ongoing operations.  These items decreased net earnings attributable to the Company by $74 million, or $0.46 per share in the third quarter of

2015 and by $63 million, or $0.38 per share in the third quarter of 2014.

Results of Operations — Third Quarter of 2015 compared with Third Quarter of 2014

Net Sales

The Company’s net sales in the third quarter of 2015 were $1,566 million compared with $1,745 million for the third quarter of 2014, a decrease of $179 million, or 10%. Unfavorable foreign currency exchange rates, primarily due to a weaker Euro, Brazilian real, Colombian peso, Canadian dollar and Australian dollar, impacted sales by $243 million in the third quarter of 2015 compared to the third quarter of 2014.  Driven by incremental shipments related to the Vitro Acquisition, total glass container shipments, in tonnes, were up approximately 4% in the third quarter of 2015 compared to the prior year quarter.  This resulted in approximately $61 million of additional sales.  Excluding the impact of the Vitro Acquisition, shipments were comparable for the third quarters of 2015 and 2014, however, an unfavorable sales mix resulted in slightly lower net sales in the third quarter of 2015.  Slightly higher selling prices benefited net sales in the quarter.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales— 2014		$1,736
Price	$6
Sales volume (excluding acquisitions)	(8)
Effects of changing foreign currency rates	(243)
Acquisition	61
Total effect on net sales		(184)
Net sales— 2015		$1,552

Europe:  Net sales in Europe in the third quarter of 2015 were $605 million compared with $709 million for the third quarter of 2014, a decrease of $104 million, or 15%.  The primary reason for the decline in net sales in Europe in the third quarter of 2015 was a $102 million impact due to foreign currency exchange rate changes, as the Euro weakened in relation to the U.S. dollar.  Glass container shipments in the third quarter of 2015 were up 2% compared to the third quarter of 2014 and were primarily driven by higher shipments to beer customers.  This increased net sales by $6 million compared to the prior year quarter.  Selling prices decreased in Europe due to competitive pressures and resulted in an $8 million decrease in net sales.

North America:  Net sales in North America in the third quarter of 2015 were $520 million compared with $517 million for the third quarter of 2014, an increase of $3 million, or 1%.  Net sales from the newly acquired Vitro food and beverage business in the United States increased the region’s net sales by $19 million in the quarter.  Lower selling prices decreased net sales by $7 million in the third quarter of 2015 due, in part, to the Company’s contractual pass through provisions of lower natural gas costs.  Unfavorable foreign currency exchange rate changes decreased net sales by $7 million, as the Canadian dollar weakened in relation to the U.S. dollar.  Total glass container shipments in the region were up 2% in the third quarter of 2015 compared to the same quarter in the prior year.  Excluding the impact of the newly acquired Vitro food and beverage business in U.S., glass container shipments were down nearly 1% in the quarter compared to the prior year.  This decreased net sales by $2 million.  Lower shipments to the region’s major beer customers were the main contributor to the sales decline in the quarter.

Latin America:  Net sales in Latin America in the third quarter of 2015 were $265 million compared with $313 million for the third quarter of 2014, a decrease of $48 million, or 15%.  Net sales from the newly acquired Vitro food and beverage business in Mexico and Bolivia increased the region’s net sales by $42 million in the quarter.  The unfavorable effects of foreign currency exchange rate changes decreased net sales $95 million in the third quarter of 2015 compared to 2014, principally due to a decline in the Brazilian real and Colombian peso in relation to the U.S. dollar.  Total glass container shipments in the region were up 16% in the third quarter of 2015 compared to the same quarter in the prior year.  Excluding the impact of the newly acquired Vitro food and beverage business in the region, shipments in the region were down 4% in the quarter compared to the same quarter in the prior year and this decreased sales by $15 million.  This impact was due to a general economic slowdown in Brazil.  Higher pricing increased net sales by $20 million in the current quarter.

Asia Pacific:  Net sales in Asia Pacific in the third quarter of 2015 were $162 million compared with $197 million for the third quarter of 2014, a decrease of $35 million, or 18%.  The unfavorable effects of foreign currency exchange rate changes during the third quarter of 2015, primarily due to the weakening of the Australian dollar in relation to the U.S. dollar, decreased net sales by $39 million.  Glass container shipments were comparable in the third quarter of 2015 to the same period in the prior year.  However, a favorable sales mix resulted in $3 million of higher sales in the quarter.  Slightly higher selling prices also increased net sales by $1 million in the current quarter.

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

Segment operating profit of reportable segments in the third quarter of 2015 was $199 million compared to $248 million for the third quarter of 2014, a decrease of $49 million, or 20%.  The decrease in segment operating profit was primarily due to unfavorable foreign currency exchange rates and higher operating costs due to approximately $20 million of cost inflation.  Excluding the Vitro Acquisition, an unfavorable sales mix also decreased segment operating profit.  Segment operating profit for the third quarter of 2015 included approximately $14 million from the newly acquired Vitro Business.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Segment operating profit - 2014		$248
Price	$6
Sales volume (excluding acquisitions)	(3)
Operating costs	(26)
Effects of changing foreign currency rates	(40)
Acquisition	14
Total net effect on segment operating profit		(49)
Segment operating profit - 2015		$199

Europe:  Segment operating profit in Europe in the third quarter of 2015 was $68 million compared with $104 million in the third quarter of 2014, a decrease of $36 million, or 35%.  The unfavorable effects of foreign currency exchange rates in the third quarter of 2015 decreased segment operating profit by $17 million compared to the prior year quarter.  As planned, the region had more asset optimization projects in the third quarter of 2015 compared to the prior year quarter and this led to higher costs and lower production volumes.  This contributed to a $13 million increase to operating expenses in Europe in the third quarter compared to the prior year quarter.  Lower selling prices impacted segment operating profit by $8 million in the quarter.  The increase in sales volume discussed above improved segment operating profit by $2 million.

North America:  Segment operating profit in North America in the third quarter of 2015 was $61 million compared with $66 million in the third  quarter of 2014, a decrease of $5 million, or 8%.  Segment operating profit from the newly acquired Vitro food and beverage business in the region contributed $1 million in the quarter.  In the third quarter of 2015, operating costs benefited from lower energy, supply chain and logistics expenses.  However, these benefits were partially offset by the impacts  of higher furnace rebuilds and other productivity-related activity during the quarter that temporarily increased production downtime.  In total, operating costs were lower in the third quarter of 2015 than the prior year quarter and this increased segment operating profit by $3 million.  As a result of the lower energy costs and the Company’s contractual pass through provisions, selling prices were $7 million lower in the current quarter compared to the prior year.  The decrease in sales volume discussed above reduced segment operating profit by $1 million.  The unfavorable effects of the Canadian dollar exchange rate decreased segment operating profit by $1 million in the current year quarter.

Latin America:  Segment operating profit in Latin America in the third quarter of 2015 was $51 million compared with $61 million in the third quarter of 2014, a decrease of $10 million, or 16%.  Segment operating profit from the newly acquired Vitro food and beverage business contributed approximately $13 million to the region in the quarter.  The unfavorable effects of foreign currency exchange rates, especially the Brazilian real and the Colombian peso, decreased segment operating profit by $19 million in the current year quarter.  Segment operating profit was also impacted by $19 million of higher operating costs, primarily due to energy and soda ash inflation in Brazil.  Partially offsetting these declines were higher selling prices that increased segment operating profit in the third quarter of 2015 by $20 million.  Excluding the impact of the newly acquired Vitro food and beverage business in the region, the decrease in sales volume discussed above impacted segment operating profit by $5 million.

Asia Pacific:  Segment operating profit in Asia Pacific in the third quarter of 2015 was $19 million compared with $17 million in the third  quarter of 2014, an increase of $2 million, or 12%.  The unfavorable effects of foreign currency exchange rates, especially the Australian dollar, decreased segment operating profit by $3 million in the current year quarter.  The increase in sales volume discussed above improved segment operating profit by $1 million.  Higher selling prices also increased segment operating profit in the third quarter of 2015 by $1 million.  In addition, operating costs were $3 million lower in the third quarter of 2015, as a result of footprint savings from prior year capacity reductions in the region and higher production volumes.

Interest Expense, Net

Net interest expense for the third quarter of 2015 was $67 million compared with $53 million for the third quarter of 2014.  Interest expense included $14 million in the third quarter of 2015 principally due to note repurchase premiums and the write-off of finance fees related to debt redeemed.  Exclusive of these items, net interest expense was flat in the current year period.  Higher debt and interest expense as a result of the Vitro Acquisition in the third quarter of 2015 was offset by debt management activities and the weaker Euro exchange rate in relation to the U.S. dollar.

Earnings from Continuing Operations Attributable to the Company

For the third quarter of 2015, the Company recorded earnings from continuing operations attributable to the Company of $18 million, or $0.11 per share (diluted), compared to $61 million, or $0.37 per share (diluted), in the third quarter of 2014.  Earnings in both periods included items that management considered not representative of ongoing operations.  These items decreased net earnings attributable to the Company by $74 million, or $0.46 per share in the third quarter of 2015 and by $63 million, or $0.38 per share in the third quarter of 2014.

Executive Overview – Nine Months ended September 30, 2015 and 2014

2015 Highlights

•	The unfavorable effect of foreign currency exchange rates reduced net sales by 13% and segment operating profit by 15% compared to the prior year period
•	Acquired the food and beverage glass container business of Vitro, S.A.B. de C.V. for $2.15 billion
•	Borrowed an incremental $1.25 billion under its amended senior secured credit facility and issued $1 billion of senior notes due 2023 and 2025 to finance the Vitro Acquisition
•	Repaid the senior notes due 2016

Net sales were $651 million lower than the prior year period primarily due to the unfavorable effect of changes in foreign currency exchange rates.  Net sales for the first nine months of 2015 included approximately $61 million in sales from the newly acquired Vitro Business.

Segment operating profit for reportable segments was $174 million lower than the prior year period. The decrease was mainly attributable to the unfavorable effect of changes in foreign currency exchange rates.  In addition, lower production volumes and cost inflation increased operating costs in the first nine months of 2015.    Partially offsetting these items were improved selling prices.  Segment operating profit for the first nine months of 2015 included approximately $14 million from the newly acquired Vitro Business.

Net interest expense for the first nine months of 2015 increased $27 million compared to the first nine months of 2014.  The increase was due to $42 million of note repurchase premiums and the write-off of finance fees related to debt redeemed in the first nine months of 2015 compared to no such activity in the same period in 2014.  Exclusive of these items, net interest expense decreased $15 million in the first nine months of 2015.  The decrease was principally due to debt management activities and the weaker Euro exchange rate in relation to the U.S. dollar, partially offset by an increase in net interest expense as a result of higher debt due to the Vitro Acquisition in the third quarter of 2015.

Net earnings from continuing operations attributable to the Company for the first nine months of 2015 was $131 million, or $0.81 per share (diluted), compared with $297 million, or $1.79 per share (diluted), for the first nine months of 2014.  Earnings in both periods included items that management considered not representative of ongoing operations.  These items decreased net earnings attributable to the Company by $130 million, or $0.79 per share in the first nine months of 2015 and by $63 million, or $0.38 per share in the same period in 2014.

Results of Operations – First nine months of 2015 compared with first nine months of 2014

Net Sales

The Company’s net sales in the first nine months of 2015 were $4,530 million compared with $5,181 million for the first nine months of 2014, a decrease of $651 million. Unfavorable foreign currency exchange rates, primarily due to a weaker Euro, Brazilian real, Colombian peso, Canadian dollar and Australian dollar, impacted sales by $682 million in the first nine months of 2015 compared to the same period in 2014.  Total glass container shipments, in tonnes, were comparable in the first nine months of 2015 compared to the same period in 2014.  Excluding the impact of the Vitro Acquisition, glass container shipments were down approximately 1% in the first nine months of 2015 compared to the same period in 2014.  Net sales for the first nine months of 2015 included approximately $61 million in sales from the newly acquired Vitro Business.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales— 2014		$5,158
Price	$15
Sales volume (excluding acquisitions)	(68)
Effects of changing foreign currency rates	(682)
Acquisitions	61
Total effect on net sales		(674)
Net sales— 2015		$4,484

Europe:  Net sales in Europe in the first nine months of 2015 were $1,809 million compared with $2,205 million for the first nine months of 2014, a decrease of $396 million, or 18%. The primary reason for the decline in net sales in Europe in the first nine months of 2015 was a $374 million impact due to foreign currency exchange rate changes, as the Euro weakened in relation to the U.S. dollar.  Glass container shipments in 2015 were slightly up compared to the first nine months of 2014 and this increased net sales by $6 million.  Selling prices decreased net sales in Europe in the first nine months of 2015 compared to 2014 due to competitive pressures and resulted in a $28 million decrease in net sales.

North America:  Net sales in North America in the first nine months of 2015 were $1,520 million compared with $1,543 million for the first nine months of 2014, a decrease of $23 million, or 2%. Net sales from the newly acquired Vitro food and beverage business in the United States increased the region’s net sales by $19 million in the first nine months of 2015.  Unfavorable foreign currency exchange rates decreased net sales by $19 million, as the Canadian dollar weakened in relation to the U.S. dollar. Glass container shipments were comparable in the first nine months of 2015 to the same period in the prior year.  Lower shipments to the region’s major beer customers were offset by higher shipment levels to customers in other categories.  However, an unfavorable sales mix resulted in $11 million of lower sales in the first nine months of 2015.  Lower selling prices due, in part, to the Company’s contractual pass through provisions of lower natural gas costs also decreased net sales by $12 million in the first nine months of 2015.

Latin America:  Net sales in Latin America in the first nine months of 2015 were $677 million compared with $826 million for the first nine months of 2014, a decrease of $149 million, or 18%.  Net sales from the newly acquired Vitro food and beverage business in Mexico and Bolivia increased the region’s net sales by approximately $42 million in the first nine months of 2015.  The unfavorable effects of foreign currency exchange rate changes decreased net sales $200 million in the first nine months of 2015 compared to the same period in 2014, principally due to a weaker Brazilian real and Colombian peso in relation to the U.S. dollar.  Total glass container shipments were up approximately 2% in the first nine months of 2015 compared to the same period in the prior year.  Excluding the impact of the newly acquired Vitro food and beverage business in the region, glass container shipments were down approximately 5% in the first nine months of 2015.  This was primarily due to a general economic slowdown in Brazil and resulted in a $43 million decline to net sales.  Improved pricing in the current year benefited net sales by $52 million.

Asia Pacific:  Net sales in Asia Pacific in the first nine months of 2015 were $478 million compared with $584 million for the first nine  months of 2014, a decrease of $106 million, or 18%.  Unfavorable effects of foreign currency exchange rate changes decreased net sales by $89 million in 2015 compared to 2014, primarily due to the weakening of the Australian dollar in relation to the U.S. dollar.  Glass container shipments were down approximately 6% compared to the prior year, largely due to the planned plant closures in China in the prior year, as well as lower shipments in Australia due to weaker demand trends in the beer and wine categories. This resulted in $20 million of lower sales in the first nine months of 2015.  Higher prices increased net sales by $3 million in the current year.

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

Segment operating profit of reportable segments in the first nine months of 2015 was $554 million compared to $728 million for the first nine months of 2014, a decrease of $174 million, or 24%. The decrease in segment operating profit was primarily due to unfavorable foreign currency exchange rates.  In addition, lower production volumes and cost inflation increased operating costs in the current year.  Segment operating profit for the first nine months of 2015 included approximately $14 million from the newly acquired Vitro Businesses.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Segment operating profit - 2014		$728
Price	$15
Sales volume (excluding acquisitions)	(17)
Operating costs	(75)
Effects of changing foreign currency rates	(111)
	14
Total net effect on segment operating profit		(174)
Segment operating profit - 2015		$554

Europe:  Segment operating profit in Europe in the first nine months of 2015 was $181 million compared with $300 million in the first nine months of 2014, a decrease of $119 million, or 40%. The unfavorable effects of foreign currency exchange rates in the first nine months of 2015 decreased segment operating profit by $55 million compared to the prior year.  As planned, the region had more furnace rebuilds and asset optimization projects in the first nine months of 2015 and this led to higher costs and lower production volumes than in the same period in the prior year.  The region also did not receive an energy credit in the first nine months of 2015 as it did in the same period in 2014.  Together, this activity contributed to a $38 million increase to operating expenses in Europe in the first nine months of 2015 compared to the prior year.  Lower selling prices impacted segment operating profit by $28 million while slightly higher sales volumes benefited segment operating profit by $2 million in the first nine months of 2015.

North America:  Segment operating profit in North America in the first nine months of 2015 was $214 million compared with $214 million in the first nine months of 2014.  Segment operating profit from the newly acquired Vitro food and beverage business in the region contributed $1 million in the quarter.  Segment operating profit benefited primarily due to lower operating costs of $17 million in the current year, which were driven by lower energy, supply chain and logistics costs.  As a result of the lower energy costs and the Company’s contractual pass through provisions, selling prices were $12 million lower in the first nine months of 2015 compared to the same period in the prior year.  The impact of sales mix changes decreased segment operating profit by $3 million.  Also, the unfavorable effects of foreign exchange rates decreased segment profit by $3 million.

Latin America:  Segment operating profit in Latin America in the first nine months of 2015 was $108 million compared with $155 million in the first nine  months of 2014, a decrease of $47 million, or 30%.  Segment operating profit from the newly acquired Vitro food and beverage business increased the region’s operating profit by $13 million for the first nine months of 2015.  Segment operating profit was impacted by $53 million of higher operating costs, primarily due to energy and soda ash inflation in Brazil.  In addition, approximately $6 million of non-strategic asset sales, which benefited the first nine months of 2014, did not reoccur in the current year.  Higher selling prices increased segment operating profit in the first nine months of 2015 by $52 million.  The unfavorable effects of foreign currency exchange rate changes also decreased segment operating profit by $41 million in the current year.  Excluding the impact of the newly acquired Vitro food and beverage business in the region, the decline in sales volume discussed above reduced segment operating profit by $12 million.

Asia Pacific:  Segment operating profit in Asia Pacific in the first nine months of 2015 was $51 million compared with $59 million in the first nine  months of 2014, a decrease of $8 million, or 14%.  The unfavorable effects of foreign currency exchange rates decreased segment profit by $12 million.  The decrease in sales volume discussed above decreased segment operating profit by $4 million.  Segment operating profit benefited as operating costs decreased by $5 million in the current year, as a result of footprint savings from prior year capacity reductions in the region and higher production volumes.    Higher selling prices increased segment profit by $3 million in the current year.

Interest Expense, Net

Net interest expense for the first nine months of 2015 increased $27 million compared to the first nine months of 2014.  The increase was due to $42 million of note repurchase premiums and the write-off of finance fees related to debt redeemed in the first nine months of 2015 compared to no such activity in the same period in 2014.  Exclusive of these items, net interest expense decreased $15 million in the first nine months of 2015.  The decrease was principally due to debt management activities and the weaker Euro exchange rate in relation to the U.S. dollar, partially offset by an increase in net interest expense as a result of higher debt due to the acquisition of the Vitro Acquisition in the third quarter of 2015.

Provision for Income Taxes

The Company’s effective tax rate from continuing operations for the nine months ended September 30, 2015 was 33.2% compared with 22.0% for the nine months ended September 30, 2014.  The effective tax rate for the first nine months of 2015 was higher than the first nine months of 2014 due to the earnings mix by tax jurisdiction and 2014 included $13 million in higher benefits related to reductions to several of the Company’s uncertain tax positions.

The Company expects that the full year effective tax rate for 2015 will range between 25% and 27% (excluding the tax on items that management considers not representative of ongoing operations).  This expected effective tax rate for 2015 increased from the Company’s prior quarter expectations primarily due to the Vitro Acquisition.

Earnings from Continuing Operations Attributable to the Company

For the first nine months of 2015, net earnings from continuing operations attributable to the Company were $131 million, or $0.81 per share (diluted), compared with $297 million, or $1.79 per share (diluted), for the first nine months of 2014.  Earnings in both periods included items that management considered not representative of ongoing operations.  These items decreased net earnings attributable to the Company by $130 million, or $0.79 per share in the first nine months of 2015 and by $63 million, or $0.38 per share in the same period in 2014.

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for the third quarter of 2015 were $10 million compared with $20 million for the third quarter of 2014, and $49 million for the first nine months of 2015 compared with $79 million for the first nine months of 2014. Retained corporate costs and other for the three and nine months ended September 30, 2015 reflects lower pension expense, lower management incentive compensation expense and the favorable impact from currency hedges.

Restructuring, Asset Impairments and Other Charges

During the three and nine months ended September 30, 2015, the Company recorded restructuring, asset impairment and other charges of $41 million and $64 million, respectively. For the three months ended September 30, 2015, these charges reflect $35 million primarily related to restructuring in the North America, Asia Pacific and Latin America regions and other charges of $6 million.  For the nine months ended September 30, 2015, these charges reflect $57 million primarily related to restructuring in the North America, Asia Pacific and Latin America regions and other charges of $7 million. See Note 5 to the Condensed Consolidated Financial Statements for additional information.

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

Acquisition-related Fair Value Inventory Adjustments and Strategic Transaction Costs

During the three and nine months ended September 30, 2015, the Company recorded charges of $13 million and $19 million, respectively, for strategic transaction costs related to the Vitro Acquisition.

During both the three and nine months ended September 30, 2015, the Company recorded a charge of $10 million for acquisition-related fair value inventory adjustments related to the Vitro Acquisition.  This charge was due to the accounting rules requiring inventory purchased in a business combination to be marked up to fair value and then recorded as an increase to cost of goods sold as the inventory is sold.

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

The loss from discontinued operations of $3 million for the nine months ended September 30, 2015 is related to ongoing costs related to the Venezuela expropriation.  The loss from discontinued operations of $22 million for the nine months ended September 30, 2014 included a settlement of a dispute with the purchaser of a previously disposed business, as well as ongoing costs related to the Venezuela expropriation.

Acquisition of Vitro, S.A.B. de C.V.’s Food and Beverage Glass Container Business

On September 1, 2015, the Company completed the Vitro Acquisition for approximately $2.15 billion in cash, subject to a working capital adjustment and certain other adjustments.  The Vitro Business in Mexico is the largest supplier of glass containers in that country manufacturing glass containers across multiple end uses, including food, soft drinks, beer, wine and spirits. The Vitro Acquisition included five food and beverage glass container plants in Mexico, a plant in Bolivia and a North American distribution business, and provided the Company with a competitive position in the glass packaging market in Mexico.  The results of the Vitro Business have been included in the Company’s consolidated financial statements since September 1, 2015.  Vitro’s food and beverage glass container operations in Mexico and Bolivia are included in the Latin American operating segment while its distribution business is included in the North American operating segment.

The Company financed the Vitro Acquisition with the proceeds from its recently completed senior notes offering, cash on hand and the incremental term loan facilities (see Note 8).

Capital Resources and Liquidity

As of September 30, 2015, the Company had cash and total debt of $270 million and $5.9 billion, respectively, compared to $264 million and $3.5  billion, respectively, as of September 30, 2014.  A significant portion of the cash was held in mature, liquid markets where the Company has operations, such as the U.S., Europe and Australia, and is readily available to fund global liquidity requirements. The amount of cash held in non-U.S. locations as of September 30, 2015 was $257 million.

Current and Long-Term Debt

On April 22, 2015, certain of the Company’s subsidiaries entered into a new Senior Secured Credit Facility (the “Agreement”), which amended and restated the previous credit agreement (the “Previous Agreement”).  The proceeds from the Agreement were used to repay all outstanding amounts under the Previous Agreement and the 7.375% senior notes due 2016. For the nine months ended September 30, 2015, the Company recorded $42 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees.

In connection with the closing of the Vitro Acquisition on September 1, 2015, the Company entered into Amendment No. 2 (“Amendment No. 2”) to the Agreement, which provided for additional incremental availability under the incremental dollar cap in the Agreement of up to $1,250 million.  In addition, in connection with the closing of the Vitro Acquisition, on September 1, 2015, the Company entered into the First Incremental Amendment to the Agreement (the “Incremental Amendment”) pursuant to which the Company incurred $1,250 million of senior secured incremental term loan facilities, comprised of (i) a $675 million term loan A facility (the “incremental term loan A facility”) on substantially the same terms and conditions (including as to maturity) as the term loan A facility in the Agreement and (ii) a $575 million term loan B facility (the “incremental term loan B facility”) maturing seven years after the closing of the Vitro Acquisition using its incremental capacity under the Agreement.

At September 30, 2015, the Agreement, as amended by Amendment No. 2 and the Incremental Amendment (the “Amended Agreement”), includes a $300 million USD revolving credit facility, a $600 million multicurrency revolving credit facility, a $1,575 million term loan A facility ($1,546 million net of debt issuance costs), and a €279 million term loan A facility ($309 million net of debt issuance costs), each of which has a final maturity date of April 22, 2020.  The Amended Agreement also includes a $575 million term loan B facility ($563 million net of debt issuance costs) with a final maturity date of September 1, 2022.  At September 30, 2015, the Company had unused credit of $641 million available under the Amended Agreement.  The weighted average interest rate on borrowings outstanding under the Amended Agreement at September 30, 2015 was 2.26%.

The Amended Agreement contains various covenants that restrict, among other things and subject to certain exceptions, the ability of the Company to incur certain liens, make certain investments, become liable under contingent obligations in certain defined instances only, make restricted payments, make certain asset sales within guidelines and limits, engage in certain affiliate transactions, participate in sale and leaseback financing arrangements, alter its fundamental business, and amend certain subordinated debt obligations.

The Amended Agreement also contains one financial maintenance covenant, a Leverage Ratio, that requires the Company not to exceed a ratio of 4.0x calculated by dividing consolidated total debt, less cash and cash equivalents, by consolidated EBITDA, as defined in the Amended Agreement.  The maximum Leverage Ratio is subject to an increase of 0.5x for the four fiscal quarters following the consummation of certain qualifying acquisitions as defined in the Amended Agreement.  In connection with the Vitro Acquisition, on September 1, 2015, the Company elected to increase such maximum Leverage Ratio to 4.5x for the four fiscal quarters ending June 30, 2016. The Leverage Ratio could restrict the ability of the Company to undertake additional financing or acquisitions to the extent that such financing or acquisitions would cause the Leverage Ratio to exceed the specified maximum.

Failure to comply with these covenants and restrictions could result in an event of default under the Amended Agreement.  In such an event, the Company could not request borrowings under the revolving facility, and all amounts outstanding under the Amended Agreement, together with accrued interest, could then be declared immediately due and payable.  If an event of default occurs under the Amended Agreement and the lenders cause all of the outstanding debt obligations under the Amended Agreement to become due and payable, this would result in a default under a number of other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities.  As of September 30, 2015, the Company was in compliance with all covenants and restrictions in the Amended Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Amended Agreement will not be adversely affected by the covenants and restrictions.

The interest rates on borrowings under the Amended Agreement are, at the Company’s option, the Base Rate or the Eurocurrency Rate, as defined in the Amended Agreement, plus an applicable margin.  The applicable margin for the term loan A facility and the revolving credit facility is linked to the Company’s Leverage Ratio and ranges from 1.25% to 1.75% for Eurocurrency Rate loans and from 0.25% to 0.75% for Base Rate loans. In addition, a fee is payable on the revolving credit facility commitments ranging from 0.20% to 0.30% per annum linked to the Leverage Ratio. The applicable margin for the term loan B facility is 2.75% for Eurocurrency Rate loans and 1.75% for Base Rate loans. The incremental term loan B facility is subject to a LIBOR floor of 0.75%.

Borrowings under the Amended Agreement are secured by substantially all of the assets, excluding real estate and certain other excluded assets, of certain of the Company’s domestic subsidiaries and certain foreign subsidiaries.  Borrowings are also secured by a pledge of intercompany debt and equity investments in certain of the Company’s domestic subsidiaries and, in the case of foreign borrowings, of stock of certain foreign subsidiaries.  All borrowings under the Amended Agreement are guaranteed by certain domestic subsidiaries of the Company for the term of the Amended Agreement.

Also, in connection with the Vitro Acquisition, during August 2015, the Company issued senior notes with a face value of $700 million that bear interest at 5.875% and are due August 15, 2023 (the “Senior Notes due 2023”) and senior notes with a face value of $300 million that bear interest at 6.375% and are due August 15, 2025 (together with the Senior Notes due 2023, the “2015 Senior Notes”).  The 2015 Senior Notes were issued via a private placement and are guaranteed by certain of the Company‘s domestic subsidiaries.  The net proceeds from the 2015 Senior Notes, after deducting the debt discount and debt issuance costs, totaled approximately $972 million and were used to finance, in part, the Vitro Acquisition.

During December 2014, the Company issued senior notes with a face value of $500 million that bear interest at 5.00% and are due January 15, 2022 (the “Senior Notes due 2022”).  The Company also issued senior notes with a face value of $300 million that bear interest at 5.375% and are due January 15, 2025 (together with the Senior Notes due 2022, the “2014 Senior Notes”).  The 2014 Senior Notes were issued via a private placement and are guaranteed by certain of the Company‘s domestic subsidiaries.  The net proceeds from the 2014 Senior Notes, after deducting debt issuance costs, totaled approximately $790 million and were used to purchase $611 million aggregate principal amount of the Company’s 3.00% 2015 Exchangeable Senior Notes.  The remaining balance of the Exchangeable Senior Notes was repaid in the second quarter of 2015.

The Company has a €215 million European accounts receivable securitization program, which extends through September 2016, subject to annual renewal of backup credit lines. Information related to the Company’s accounts receivable securitization program is as follows (dollars in millions):

	September 30,	December 31,	September 30,
	2015	2014	2014
Balance (included in short-term loans)	$173	$122	$242
Weighted average interest rate	1.11%	1.41%	0.57%

Cash Flows

Free cash flow was $(193) million for the first nine months of 2015 compared to $(81) million for the first nine months of 2014.  The Company defines free cash flow as cash provided by continuing operating activities less additions to property, plant and equipment from continuing operations.  Free cash flow does not conform to U.S. GAAP and should not be construed as an alternative to the cash flow measures reported in accordance with U.S. GAAP.  The Company uses free cash flow for internal reporting, forecasting and budgeting and believes this information allows the board of directors, management, investors and analysts to better understand the Company’s financial performance.  Free cash flow for the nine months ended September 30, 2015 and 2014 is calculated as follows (dollars in millions):

	2015	2014
Cash provided by continuing operating activities	$106	$209
Additions to property, plant and equipment	(299)	(290)
Free cash flow	$(193)	$(81)

Operating activities:  Cash provided by continuing operating activities was $106 million for the nine months ended September 30, 2015, compared with $209 million for the nine months ended September 30, 2014.  The decrease in cash provided by continuing operating activities in the first nine months of 2015 was primarily due to lower earnings and higher working capital levels.  For the first nine months of 2015, working capital was a $326 million use of cash compared to a $312 million use of cash in the same period in 2014.  The increase in working capital was mainly due to a decrease in accounts payable in the first nine months of 2015.  Partially offsetting these items was lower cash paid for pension contributions, asbestos-related payments, restructuring activities and other net items, which included less cash paid for deferred returnable packaging costs and deferred customer contracts in the first nine months of 2015.

Investing activities:  Cash utilized in investing activities was $2,638 million for the nine months ended September 30, 2015, compared to $269 million for the nine months ended September 30, 2014.  Capital spending for property, plant and equipment was $299 million during the first nine months of 2015 and $290 million in the same period in 2014.  Investing activities in 2015 also included $2,342 million paid for acquisitions, primarily related to the Vitro Acquisition.  Other net sources from investing activities were $3 million in the first nine months of 2015 compared to $21 million in the first nine months of 2014, which primarily related to the repayment of a loan from one of the Company’s noncontrolling partners in Latin America in 2014.

Financing activities:  Cash provided by financing activities was $2,322 million for the nine months ended September 30, 2015, compared to cash utilized of $27 million for the nine months ended September 30, 2014.  The increase in cash provided by financing activities was primarily due to a net increase of $2,522 million in borrowings in the first nine months of 2015 compared to a net increase of $17 million in the same period in 2014.  The change in borrowings between 2015 and 2014 was primarily due to the borrowings related to the Vitro Acquisition in 2015.  The Company also repurchased shares of its common stock for $100 million in the nine months ended September 30, 2015 compared to $12 million repurchased in the same period in 2014.  The repurchases were completed using cash on hand and included an accelerated share repurchase program.  Additional details about the Company’s share repurchase activities are provided in Note 10 to the Condensed Consolidated Financial Statements.  For the first nine months of 2015, $13 million in distributions were paid to noncontrolling interests compared to $37 million paid in the same period in 2014.  Lastly, the Company paid approximately $88 million in note repurchase premiums and finance fees in the first nine months of 2015 compared to no repurchase premiums for the same period in 2014.

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

There have been no other material changes in critical accounting estimates at September 30, 2015 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Forward-Looking Statements

This document contains "forward-looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Forward-looking statements reflect the Company's current expectations and projections about future events at the time, and thus involve uncertainty and risk. The words “believe,” “expect,” “anticipate,” “will,” “could,” “would,” “should,” “may,” “plan,” “estimate,” “intend,” “predict,” “potential,” “continue,” and the negatives of these words and other similar expressions generally identify forward looking statements. It is possible the Company's future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) the Company’s ability to integrate the Vitro Business in a timely and cost effective manner, to maintain on existing terms the permits, licenses and other approvals required for the Vitro Business to operate as currently operated, and to realize the expected synergies from the Vitro Acquisition, (2) risks related to the impact of integration of the Vitro Acquisition on earnings and cash flow, (3) risks associated with the significant transaction costs and additional indebtedness that the Company expects to incur in financing the Vitro Acquisition, (4) the Company’s ability to realize expected growth opportunities and cost savings from the Vitro Acquisition, (5) foreign currency fluctuations relative to the U.S. dollar, specifically the Euro, Brazilian real, Mexican peso, Colombian peso and Australian dollar, (6) changes in capital availability or cost, including interest rate fluctuations and the ability of the Company to refinance debt at favorable terms, (7) the general political, economic and competitive conditions in markets and countries where the Company has operations, including uncertainties related to economic and social conditions, disruptions in capital markets, disruptions in the supply chain, competitive pricing pressures, inflation or deflation, and changes in tax rates and laws, (8) consumer preferences for alternative forms of packaging, (9) cost and availability of raw materials, labor, energy and transportation, (10) the Company’s ability to manage its cost structure, including its success in implementing restructuring plans and achieving cost savings, (11) consolidation among competitors and customers, (12) the ability of the Company to acquire businesses and expand plants, integrate operations of acquired businesses and achieve expected synergies, (13) unanticipated expenditures with respect to environmental, safety and health laws, (14) the Company’s ability to further develop its sales, marketing and product development capabilities, and (15) the timing and occurrence of events which are beyond the control of the Company, including any expropriation of the Company’s operations, floods and other natural disasters, events related to asbestos-related claims, and the other risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and any subsequently filed Quarterly Report on Form 10-Q. It is not possible to foresee or identify all such factors. Any forward-looking statements in this document are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. Forward-looking statements are not a guarantee of future performance and actual results or developments may differ materially from expectations. While the Company continually reviews trends and uncertainties affecting the Company's results of operations and financial condition, the Company does not assume any obligation to update or supplement any particular forward-looking statements contained in this document.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

There have been no material changes in market risk at September 30, 2015 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  The Company acquired the Vitro Business on September 1, 2015, which represented approximately 25% of the Company’s total assets as of September 30, 2015. As the Vitro Acquisition was completed during the third quarter of 2015, the scope of the Company’s assessment of the effectiveness of its internal control over financial reporting does not include the Vitro Business. This exclusion is pursuant to the SEC’s general guidance that an assessment of a recently acquired business’ internal control over financial reporting from the Company’s assessment of its internal control may be omitted from the scope of the Company’s assessment of its internal control over financial reporting for 12 months following the date of acquisition. Based on the foregoing, the Company’s Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2015.

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

Item 1A.  Risk Factors.

There have been no material changes in risk factors at September 30, 2015 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not purchase any shares of its common stock for the three months ended September 30, 2015. The Company has $380 million remaining for repurchases pursuant to authorization by its Board of Directors in October 2014 to purchase up to $500 million of the Company’s common stock until December 31, 2017.

Item 6.  Exhibits.

Exhibit 4.1

Indenture dated as of August 24, 2015, by and among Owens-Brockway Glass Container Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Owens-Illinois Group, Inc.’s Form 8-K dated August 24, 2015, File No. 33-13061, and incorporated herein by reference).

Exhibit 4.2

Amendment No. 1, dated July 24, 2015, to the Amended and Restated Credit Agreement and Syndicated Facility Agreement, dated April 22, 2015, by and among the Borrowers named therein, Owens-Illinois General Inc., as Borrowers’ Agent, Deutsche Bank AG, New York Branch, as Administrative Agent, and the other Agents, Arrangers and Lenders named therein.

Exhibit 4.3

Amendment No. 2, dated September 1, 2015, to the Amended and Restated Credit Agreement and Syndicated Facility Agreement, dated April 22, 2015, by and among the Borrowers named therein, Owens-Illinois General Inc., as Borrowers’ Agent, Deutsche Bank AG, New York Branch, as Administrative Agent, and the other Agents, Arrangers and Lenders named therein (filed as Exhibit 10.1 to the Company’s Form 8-K dated September 1, 2015, File No. 001-09576, and incorporated herein by reference).

Exhibit 4.4

Amendment No. 3, dated September 29, 2015, to the Amended and Restated Credit Agreement and Syndicated Facility Agreement, dated April 22, 2015, by and among the Borrowers named therein, Owens-Illinois General Inc., as Borrowers’ Agent, Deutsche Bank AG, New York Branch, as Administrative Agent, and the other Agents, Arrangers and Lenders named therein.

Exhibit 4.5

First Incremental Amendment, dated September 1, 2015, to the Amended and Restated Credit Agreement and Syndicated Facility Agreement, dated April 22, 2015, by and among the Borrowers named therein, Owens-Illinois General Inc., as Borrowers’ Agent, Deutsche Bank AG, New York Branch, as Administrative Agent, and the other Agents, Arrangers and Lenders named therein (filed as Exhibit 10.2 to the Company’s Form 8-K dated September 1, 2015, File No. 001-09576, and incorporated herein by reference).

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

Exhibit 101

Financial statements from the quarterly report on Form 10-Q of Owens-Illinois, Inc. for the quarter ended September 30, 2015, formatted in XBRL: (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

*This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OWENS-ILLINOIS, INC.

Date	October 28, 2015	By	/s/ John A. Haudrich
John A. Haudrich
Vice President and Acting Chief Financial Officer