Form 10-K/A
period 2015-12-31
OWENS ILLINOIS INC /DE/
filed 2016-05-13
CIK 812074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10‑K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Owens-Illinois, Inc. Proxy Statement for The Annual Meeting of Share Owners To Be Held Thursday, May 12, 2016 (“Proxy Statement”), which was filed with the Securities and Exchange Commission on April 1, 2016, are incorporated by reference into Part III hereof.

TABLE OF GUARANTORS

Exact Name of Registrant As Specified In Its Charter	State/Country of Incorporation or Organization	Primary Standard Industrial Classification Code Number	I.R.S Employee Identification Number
Owens‑Illinois Group, Inc.	Delaware	6719	341559348
Owens‑Brockway Packaging, Inc.	Delaware	6719	341559346

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

~~Explanatory Note~~

~~This Amendment No. 1 on Form 10-K/A ("Amendment No. 1") amends the Annual Report on Form 10-K of Owens-Illinois, Inc. (the “Company”) for the year ended December 31, 2015 as originally filed with the Securities and Exchange Commission (the “SEC”) on February 16, 2016 (the “Original Filing”).~~

~~This Amendment No. 1 amends the Original Filing to reflect the restatement of the Company’s audited financial statements for the years ended December 31, 2015, 2014 and 2013 in order to correct an error related to the Company’s method for estimating its future asbestos-related liabilities, as more fully described in Note 1 to the Consolidated Financial Statements contained in this Amendment No. 1. Additionally, conforming changes occur throughout this filing because of the changes to the consolidated financial statements. For ease of reference, this Amendment No. 1 amends and restates the Original Filing in its entirety.  Revisions to the Original Filing have been made to the following sections:~~

•	~~Part I, Item 1A - Risk Factors~~
•	~~Part I, Item 1B - Unresolved Staff Comments~~
•	~~Part II, Item 6 - Selected Financial Data~~
•	~~Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations~~
•	~~Part II, Item 8 - Financial Statements and Supplementary Data~~
•	~~Part II, Item 9A - Controls and Procedures~~
•	~~Part IV, Item 15 - Exhibits, Financial Statement Schedules~~

~~In addition, the Company’s principal executive officer and principal financial officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 1 (Exhibits 31.1, 31.2, 32.1 and 32.2).~~

~~Management assessed its evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2015 based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company's internal control over financial reporting was not effective as of December 31, 2015.~~ See Part II, Item 9A for further information.

~~Except as described above, no other amendments have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.~~

PART I

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

Executive Officers of the Registrant

In the following table the Company sets forth certain information regarding those persons currently serving as executive officers of Owens-Illinois, Inc. as of February 16, 2016.

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

The following discussion should be read together with the Consolidated Financial Statements and related Notes thereto and other financial information appearing elsewhere in this Form 10-K/A. All of the financial information presented in this risk factor has been revised to reflect the restatement more fully described in Note 1 to the Consolidated Financial Statements.

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

Beginning with the initial liability of $975 million established in 1993, the Company has accrued a total of approximately $4.9 billion through 2015, before insurance recoveries, for its asbestos‑related liability. The Company’s ability to estimate its liability has been significantly affected by, among other factors, the volatility of asbestos‑related litigation in the United States, the significant number of co‑defendants that have filed for bankruptcy, the inherent uncertainty of future disease incidence and claiming patterns against the Company, the significant expansion of the defendants that are now sued in this litigation, and the continuing changes in the extent to which these defendants participate in the resolution of cases in which the Company is also a defendant.

As described in Note 1 to the Consolidated Financial Statements, the Company recently revised its method for estimating its asbestos-related liabilities in connection with finalizing and reporting its restated results of operations for the years ended December 31, 2015 and 2014 and concluded that an accrual in the amount of $817 million and $939 million, respectively was required. The Company continues to believe that its ultimate asbestos-related liability cannot be estimated with certainty.  As part of its future annual comprehensive legal reviews, the Company will estimate its total asbestos-related liability and such reviews may result in significant adjustments to the liability accrued at the time of the review.

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

The ultimate amount of distributions that may be required to fund the Company’s asbestos‑related payments cannot be estimated with certainty. Asbestos‑related payments continue to be substantial and the continued use of significant amounts of cash for asbestos‑related costs has affected and may continue to affect the Company’s cost of borrowing, its ability to pursue global or domestic acquisitions, its ability to reinvest in its operations, and its ability to pay dividends.

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

Material Weakness - The Company has identified a material weakness in its internal control over financial reporting which has resulted in material misstatements in the Company’s previously issued financial statements. If the Company’s remedial measures are insufficient to address the material weakness, or if one or more additional material weaknesses or significant deficiencies in the Company’s internal control over financial reporting are discovered or occur in the future, the Company’s consolidated financial statements may contain material misstatements and the Company could be required to further restate its financial results, which could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

As discussed in the Explanatory Note to this Amendment No. 1, in Note 1 to the Consolidated Financial Statements and in Item 9A, “Controls and Procedures”, management identified a material weakness in the Company’s internal control over financial reporting as of December 31, 2015 related to a deficiency in the design of its control activities for the estimation of liabilities and costs related to probable losses for unasserted asbestos claims. The Company did not have sufficient controls in place to provide reasonable assurance that a material error would be prevented or detected related to the application of ASC 450 to the estimation of probable losses from unasserted asbestos claims. This deficiency in the design of the Company’s controls resulted in a material error in the Company’s financial statements as described further in Note 1 to the Consolidated Financial Statements.

A material weakness is a deficiency, or combination of deficiencies in material control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2015.

To remediate the material weakness in the Company’s internal control over financial reporting described in Management’s Report on Internal Control over Financial Reporting, the Company will establish policies and procedures for the review, approval and application of generally accepted accounting principles to, and disclosure with respect to, unasserted asbestos claims.  The Company intends to complement its revised method of determining its asbestos-related liability (see Note 12 to the Consolidated Financial Statements) with appropriate analytical and review controls to ensure that the Company’s liability and related disclosures comply with generally accepted accounting principles.

If the Company’s remedial measures are insufficient to address the material weaknesses, or if one or more additional material weaknesses or significant deficiencies in the Company’s internal control over financial reporting are discovered or occur in the future, the Company’s consolidated financial statements may contain material misstatements and the Company could be required to further restate the Company’s financial results, which could have a material adverse effect on the Company’s financial condition, results of operations and cash flows, restrict the Company’s ability to access the capital markets, require the Company to expend significant resources to correct the weaknesses or deficiencies, subject the Company to fines, penalties or judgments, harm the Company’s reputation or otherwise cause a decline in investor confidence and cause a decline in the market price of the Company’s common stock.

The Company cannot provide absolute assurance that additional significant deficiencies or material weaknesses in the Company’s internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties the Company encounters in their implementation, could result in additional significant deficiencies or material weaknesses, cause the Company to fail to meet the Company’s periodic reporting obligations or result in material misstatements in the Company’s financial statements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

On October 9, 2015, the Company received a comment letter from the staff of the SEC's Division of Corporation Finance as part of its review of the Company's Form 10-K for the year ended December 31, 2014 that commenced in June 2015. The staff requested additional information and provided comments relating to the Company’s process for determining the appropriate charge for estimated future asbestos-related costs. The Company responded to the October 9, 2015 letter on December 21, 2015 and believed that it had addressed the staff’s comments when it filed the Original Filing.

On April 15, 2016, the Company received a comment letter from the staff.  The staff’s letter responded to the Company’s comment response letter dated December 21, 2015.  The staff’s comments requested the Company to reconsider (i) the factors included in accounting standards codification (“ASC”) 450 without limiting the analysis to a subset of the population of claims not yet asserted when determining the Company’s asbestos-related liability, (ii) the need to enhance the design of the Company’s existing process and internal controls so that all key factors and assumptions that affect the asbestos-related liability and disclosures are appropriately considered and (iii) the Company’s description of its critical accounting estimates related to the key judgments made to apply ASC 450.  The Company responded to the staff’s comment letter on April 29, 2016 and believes that the revisions to the Original Filing contained in this Amendment No. 1 address all of the staff’s comments raised in its April 15 letter.  As of the date of this filing, the Company has not received confirmation from the staff that its review process is complete.  The Company intends to continue to work with the staff to resolve any remaining comments.

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

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data presented below relates to each of the three years in the period ended December 31, 2015. The financial data for each of the three years in the period ended December 31, 2015 was derived from the audited consolidated financial statements of the Company and was revised for the effects of the restatement described in this Amendment No. 1. The selected consolidated financial data for the years ended

December 31, 2012 and 2011 have been omitted from this Amendment No. 1 because it was not practicable for the Company to restate this financial information without undue effort.

	Years ended December 31,
	2015	2014	2013
	(restated(1))	(restated(1))	(restated(1))
	(Dollars in millions)
Consolidated operating results:
Net sales	$6,156	$6,784	$6,967
Cost of goods sold(a)	(5,046)	(5,531)	(5,636)
Gross profit	1,110	1,253	1,331
Selling and administrative, research, development and engineering(a)	(540)	(586)	(568)
Other expense, net(a)	(51)	(130)	(66)
Earnings before interest expense and items below	519	537	697
Interest expense, net(a)	(251)	(230)	(229)
Earnings from continuing operations before income taxes	268	307	468
Provision for income taxes(a)	(106)	(92)	(120)
Earnings from continuing operations	162	215	348
Loss from discontinued operations	(4)	(23)	(18)
Net earnings	158	192	330
Net (earnings) attributable to noncontrolling interests	(23)	(28)	(13)
Net earnings attributable to the Company	$135	$164	$317

(1)	Certain amounts have been restated to reflect adjustments related to the correction of an error (see Note 1 to the Consolidated Financial Statements for additional information).

	Years ended December 31,
	2015	2014	2013
	(restated(1))	(restated(1))	(restated(1))
Basic earnings per share of common stock:
Earnings from continuing operations	$0.86	$1.14	$2.03
Loss from discontinued operations	(0.03)	(0.14)	(0.11)
Net earnings	$0.83	$1.00	$1.92
Weighted average shares outstanding (in thousands)	161,169	164,720	164,425
Diluted earnings per share of common stock:
Earnings from continuing operations	$0.85	$1.13	$2.02
Loss on disposal of discontinued operations	(0.03)	(0.14)	(0.11)
Net earnings	$0.82	$0.99	$1.91
Diluted average shares (in thousands)	162,135	166,047	165,828

(1)	Certain amounts have been restated to reflect adjustments related to the correction of an error (see Note 1 to the Consolidated Financial Statements for additional information).

	Years ended December 31,
	2015	2014	2013
	(restated(1))	(restated(1))	(restated(1))
	(Dollars in millions)
Other data:
The following are included in earnings from continuing operations:
Depreciation	$323	$335	$350
Amortization of intangibles	86	83	47
Amortization of deferred finance fees (included in interest expense)	15	30	32
Balance sheet data (at end of period):
Working capital (current assets less current liabilities)	$212	$43	$296
Total assets	9,421	7,843	8,393
Total debt	5,573	3,445	3,541
Total share owners’ equity	279	771	1,010
Free cash flow(b)	$210	$329	$339

(1)	Certain amounts have been restated to reflect adjustments related to the correction of an error (see Note 1 to the Consolidated Financial Statements for additional information).

a)	Note that the items below relate to items management considers not representative of ongoing operations.

	Years ended December 31,
	2015	2014	2013
	(restated(1))	(restated(1))	(restated(1))
	(Dollars in millions)
Cost of goods sold
Restructuring, asset impairment and related charges	$—	$8	$—
Pension settlement charges		50
Acquisition-related fair value inventory adjustments	22
Selling and administrative, research, development and engineering
Pension settlement charges		15
Other expense, net
Charge for asbestos-related costs	16	46	12
Restructuring, asset impairment and other charges	75	78	119
Non-income tax charge		69
Equity earnings related charges	5	5
Gain related to cash received from the Chinese government as compensation for land in China that the Company was required to return to the government
Write-down of goodwill in the Asia Pacific segment
Acquisition-related fair value intangible adjustments	10
Strategic transaction costs	23
Interest expense, net
Note repurchase premiums and additional interest charges for the write-off of unamortized deferred financing fees related to the early extinguishment of debt	42	20	11
Provision for income taxes
Tax expense (benefit) recorded for certain tax adjustments	8	(8)
Net tax (benefit) expense for income tax on items above	(15)	(34)	(14)
Net earnings attributable to noncontrolling interest
Net impact of noncontrolling interests on items above			(13)
	$186	$249	$115

(1)	Certain amounts have been restated to reflect adjustments related to the correction of an error (see Note 1 to the Consolidated Financial Statements for additional information).

a)

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

1.

Years ended December 31,	2015	2014	2013
Cash provided by continuing operating activities	$612	$698	$700
Additions to property, plant and equipment	(402)	(369)	(361)
Free cash flow	$210	$329	$339

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the Consolidated Financial Statements and related Notes thereto and other financial information appearing elsewhere in this Form 10-K/A. All of the financial information presented in this Item 7 has been revised to reflect the restatement more fully described in Note 1 to the Consolidated Financial Statements.

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

Financial information regarding the Company’s reportable segments is as follows (dollars in millions):

	2015	2014	2013
Net Sales:
Europe	$2,324	$2,794	$2,787
North America	2,039	2,003	2,002
Latin America	1,064	1,159	1,186
Asia Pacific	671	793	966
Reportable segment totals	6,098	6,749	6,941
Other	58	35	26
Net Sales	$6,156	$6,784	$6,967

	2015	2014	2013
	(restated(1))	(restated(1))	(restated(1))
Segment operating profit:
Europe	$209	$353	$305
North America	265	240	307
Latin America	183	227	204
Asia Pacific	83	88	131
Reportable segment totals	740	908	947
Items excluded from segment operating profit:
Retained corporate costs and other	(70)	(100)	(119)
Charge for asbestos-related costs	(16)	(46)	(12)
Restructuring, asset impairment and other related charges	(80)	(91)	(119)
Strategic transaction costs	(23)
Acquisition-related fair value inventory adjustments	(22)
Acquisition-related fair value intangible adjustments	(10)
Non-income tax charge		(69)
Pension settlement charges		(65)
Interest expense, net	(251)	(230)	(229)
Earnings from continuing operations before income taxes	268	307	468
Provision for income taxes	(106)	(92)	(120)
Earnings from continuing operations	162	215	348
Loss from discontinued operations	(4)	(23)	(18)
Net earnings	158	192	330
Net earnings attributable to noncontrolling interests	(23)	(28)	(13)
Net earnings attributable to the Company	$135	$164	$317
Net earnings from continuing operations attributable to the Company	$139	$187	$335

(1)	Certain amounts have been restated to reflect adjustments related to the correction of an error (see Note 1 to the Consolidated Financial Statements for additional information).

Note: all amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview—Comparison of 2015 with 2014

2015 Highlights

•	The unfavorable effect of foreign currency exchange rates reduced net sales by 13% and segment operating profit by 16% in 2015 compared to the prior year
•	Acquired the food and beverage glass container business of Vitro, S.A.B. de C.V. for $2.297 billion
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

For 2015, the Company recorded earnings from continuing operations attributable to the Company of $139 million, or $0.85 per share (diluted), compared with earnings of $187 million, or $1.13 per share (diluted), for 2014. Earnings in both periods included items that management considered not representative of ongoing operations. These items decreased earnings from continuing operations attributable to the Company by $186 million, or $1.15 per share, in 2015 and $249 million, or $1.50 per share, in 2014.

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

Provision for Income Taxes

The Company’s effective tax rate from continuing operations for 2015 was 39.6%, compared with 30.0% for 2014. The effective tax rate for 2015 was impacted by several charges that management considered not representative of ongoing operations, including charges for note repurchase premiums, the write-off of finance fees, restructuring charges and acquisition fees, for which no tax benefit was recorded due to the Company’s valuation allowance recorded in the U.S. The effective tax rate for 2014 was impacted by a non‑income tax charge, which was not deductible for income tax purposes.

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

Earnings (loss) from Continuing Operations Attributable to the Company

For 2015, the Company recorded earnings from continuing operations attributable to the Company of $139 million, or $0.85 per share (diluted), compared with earnings of $187 million, or $1.13 per share (diluted), for 2014. The after tax effects of the items excluded from segment operating profit, the unusual tax items and the additional interest charges increased or decreased earnings in 2015 and 2014 as set forth in the following table (dollars in millions).

	Net Earnings
	Increase
	(Decrease)
	2015	2014
Description	(restated(1))	(restated(1))
Charge for asbestos-related costs	$(16)	$(46)
Restructuring, asset impairment and other charges	(69)	(67)
Note repurchase premiums and write-off of finance fees	(42)	(20)
Strategic transaction costs	(26)
Acquisition-related fair value inventory adjustments	(16)
Acquisition-related fair value intangible adjustments	(9)
Tax benefit (charge) for certain tax adjustments	(8)	8
Non-income tax charge		(69)
Pension settlement charges		(55)
Total	$(186)	$(249)

(1)	Certain amounts have been restated to reflect adjustments related to the correction of an error (see Note 1 to the Consolidated Financial Statements for additional information).

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

Earnings from continuing operations attributable to the Company in 2014 were $187 million, or $1.13 per share (diluted), compared with $335 million, or $2.02 per share (diluted), for 2013. Earnings in both periods included items that management considered not representative of ongoing operations. These items decreased earnings from continuing operations attributable to the Company by $249 million, or $1.50 per share, in 2014 and $115 million, or $0.70 per share, in 2013.

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

The Company’s effective tax rate from continuing operations for 2014 was 30.0%, compared with 25.6% for 2013. The effective tax rate for 2014 was impacted by a non‑income tax charge, which was not deductible for income tax purposes. Excluding the amounts related to items that management considers not representative of ongoing operations, the Company’s effective tax rate for 2014 was 22.4%, compared with 21.9% for 2013.

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

Earnings from Continuing Operations Attributable to the Company

For 2014, the Company recorded earnings from continuing operations attributable to the Company of $187 million compared with $335 million for 2013. The after tax effects of the items excluded from segment operating profit, the unusual tax items and the additional interest charges increased or decreased earnings in 2014 and 2013 as set forth in the following table (dollars in millions).

	Net Earnings
	Increase
	(Decrease)
	2014	2013
Description	(restated(1))	(restated(1))
Charge for asbestos-related costs	$(46)	$(12)
Non-income tax charge	(69)
Restructuring, asset impairment and other charges	(67)	(92)
Pension settlement charges	(55)
Note repurchase premiums and write-off of finance fees	(20)	(11)
Tax benefit for certain tax adjustments	8
Total	$(249)	$(115)

(1)	Certain amounts have been restated to reflect adjustments related to the correction of an error (see Note 1 to the Consolidated Financial Statements for additional information).

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

Charge for Asbestos‑Related Costs

In April 2016, the Company determined that it had incorrectly applied the provisions of ASC 450, Contingencies, in measuring its liability related to unasserted claims and related legal costs arising from the Company’s previous sale of products containing asbestos (see Note 12 to the Consolidated Financial Statements).

Beginning in 2003, the Company had estimated its asbestos-related liability based on an analysis of how far in the future it could reasonably estimate the number of claims it would receive.  Subsequent to the filing of its Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Annual Report”), the Company has concluded that its method for estimating its future asbestos-related liability was not consistent with ASC 450. Therefore, with the assistance of an external consultant, and utilizing a model with actuarial inputs, the Company has developed a new method for reasonably estimating its total asbestos-related liability. See Note 12 to the Consolidated Financial Statements for additional detail. Using the new model, the Company calculated a total asbestos-related liability of $817 million as of December 31, 2015, which is $295 million higher than previously calculated.  The revised liability is reflected in the balance sheet as of December 31, 2015.  Using the same model with actuarial inputs, the Company also revised its total asbestos-related liability as of December 31, 2014 to $939 million.

In light of the foregoing, the Company amended its 2015 Annual Report to restate the financial statements contained therein to reflect the effects of its new method for estimating its total asbestos-related liability and to make certain corresponding disclosures related thereto (see Note 1 to the Consolidated Financial Statements). The restated charges for asbestos‑related costs were $16 million, $46 million, and $12 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company continues to believe that its ultimate asbestos-related liability cannot be estimated with certainty.  As part of its future comprehensive annual reviews, the Company will estimate its total asbestos-related liability and such reviews may result in adjustments to the liability accrued at the time of the review.

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

Contingencies and Litigation Related to Asbestos Liability

The Company conducts a comprehensive legal review of its asbestos-related liabilities and costs annually in connection with finalizing and reporting its annual results of operations, unless significant changes in trends or new developments warrant an earlier review.  As part of its annual comprehensive legal review, the Company provides historical claims filing data to a third party consultant with expertise in predicting future claims filings based on actuarial inputs, such as the impact of disease incidence and mortality. The Company uses these estimates of total future claims, along with its legal judgment regarding an estimation of future disposition costs and related legal costs, as inputs to develop a reasonable estimate of probable liability. If the results of the annual comprehensive legal review indicate that the existing amount of the accrued liability is lower (higher) than its reasonably estimable asbestos-related costs, then the Company will record an appropriate charge (credit) to the Company’s results of operations to increase (decrease) the accrued liability.

The significant assumptions and legal judgments underlying the material components of the Company’s accrual are:

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

As noted above, the Company’s asbestos-related liability is based on a projection of new claims that will eventually be filed against the Company and the estimated average disposition cost of these claims and related legal costs. Changes in the significant assumptions noted above have the potential to impact these key factors, which are critical to the estimation of the Company’s asbestos-related liability.

If trends relating to the Company’s actual claims filings materially differ, up or down, from the amounts predicted, the total number of estimated claims indicated by future actuarial analyses could change significantly. Significant changes in the total number of predicted claims could impact the total predicted asbestos-related liability, which in turn could result in a material charge or credit to the Company’s results of operations.

The Company uses historical data for both indemnity and related legal costs, as well as its legal judgment and expectations about future inflationary and deflationary drivers, to predict the estimated disposition cost per claim and the legal costs for the remainder of the litigation.  If trends relating to the actual per claim cost differ materially, up or down, from the previously estimated amount, the Company may in the future revise its prediction of per claim cost. The same may also be true with respect to legal costs. Significant changes in the projected cost per claim or legal costs could impact the total predicted asbestos-related liability, which in turn could result in a material charge or credit to the Company’s results of operations.

The Company believes it is reasonably possible that it will incur a loss for its asbestos-related liabilities in excess of the amount currently recognized, which is $817 million as of December 31, 2015.  The Company estimates that reasonably possible losses could be as high as $950 million.  This estimate of additional reasonably possible loss reflects a legal judgment about the number and cost of potential future claims.  The Company believes this estimate is consistent with the level of variability it has experienced when comparing actual results to recent near-term projections. However, it is also possible that the ultimate asbestos-related liability could be above this estimate.

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

Forward Looking Statements

This document contains "forward-looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Forward-looking statements reflect the Company's current expectations and projections about future events at the time, and thus involve uncertainty and risk. The words “believe,” “expect,” “anticipate,” “will,” “could,” “would,” “should,” “may,” “plan,” “estimate,” “intend,” “predict,” “potential,” “continue,” and the negatives of these words and other similar expressions generally identify forward looking statements. It is possible the Company's future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) the Company’s ability to integrate the Vitro Business in a timely and cost effective manner, to maintain on existing terms the permits, licenses and other approvals required for the Vitro Business to operate as currently operated, and to realize the expected synergies from the Vitro Acquisition, (2) risks related to the impact of integration of the Vitro Acquisition on earnings and cash flow, (3) risks associated with the significant transaction costs and additional indebtedness that the Company incurred in financing the Vitro Acquisition, (4) the Company’s ability to realize expected growth opportunities and cost savings from the Vitro Acquisition, (5) foreign currency fluctuations relative to the U.S. dollar, specifically the Euro, Brazilian real, Mexican peso, Colombian peso and Australian dollar, (6) changes in capital availability or cost, including interest rate fluctuations and the ability of the Company to refinance debt at favorable terms, (7) the general political, economic and competitive conditions in markets and countries where the Company has operations, including uncertainties related to economic and social conditions, disruptions in capital markets, disruptions in the supply chain, competitive pricing pressures, inflation or deflation, and changes in tax rates and laws, (8) consumer preferences for alternative forms of packaging, (9) cost and availability of raw materials, labor, energy and transportation, (10) the Company’s ability to manage its cost structure, including its success in implementing restructuring plans and achieving cost savings, (11) consolidation among competitors and customers, (12) the ability of the Company to acquire businesses and expand plants, integrate operations of acquired businesses and achieve expected synergies, (13) unanticipated expenditures with respect to environmental, safety and health laws, (14) the Company’s ability to further develop its sales, marketing and product development capabilities, (15) the timing and occurrence of events which are beyond the control of the Company, including any expropriation of the Company’s operations, floods and other natural disasters, events related to asbestos-related claims, (16) the Company’s ability to accurately estimate its total asbestos-related liability, and (17) the Company’s ability to successfully remediate the material weakness in its internal control over financial reporting, and the other risk factors discussed in this Annual Report on Form 10-K/A for the year ended December 31, 2015 and any subsequently filed Quarterly Report on Form 10-Q. It is not possible to foresee or identify all such factors. Any forward-looking statements in this document are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. Forward-looking statements are not a guarantee of future performance and actual results or developments may differ materially from expectations. While the Company continually reviews trends and uncertainties affecting the Company's results of operations and financial condition, the Company does not assume any obligation to update or supplement any particular forward-looking statements contained in this document.

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

As discussed in Note 1 to the consolidated financial statements, the financial statements and the financial statement schedule listed in the Index at Item 15 have been restated to correct an error related to the Company’s determination of liabilities related to probable losses for unasserted asbestos claims.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Owens-Illinois, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 16, 2016, except for the effect of the material weakness described in the seventh paragraph as to which the date is May 13, 2016, expressed an adverse opinion thereon.

/s/ Ernst & Young LLP Toledo, Ohio February 16, 2016, except for Note 1 of the consolidated financial statements, as to which the date is May 13, 2016

Owens-Illinois, Inc.

CONSOLIDATED RESULTS OF OPERATIONS

Dollars in millions, except per share amounts

	2015	2014	2013
Years ended December 31,	(restated(1))	(restated(1))	(restated(1))
Net sales	$6,156	$6,784	$6,967
Cost of goods sold	(5,046)	(5,531)	(5,636)
Gross profit	1,110	1,253	1,331
Selling and administrative expense	(476)	(523)	(506)
Research, development and engineering expense	(64)	(63)	(62)
Interest expense, net	(251)	(230)	(229)
Equity earnings	60	64	67
Other expense, net	(111)	(194)	(133)
Earnings from continuing operations before income taxes	268	307	468
Provision for income taxes	(106)	(92)	(120)
Earnings from continuing operations	162	215	348
Loss from discontinued operations	(4)	(23)	(18)
Net earnings	158	192	330
Net (earnings) attributable to noncontrolling interests	(23)	(28)	(13)
Net earnings attributable to the Company	$135	$164	$317
Amounts attributable to the Company:
Earnings from continuing operations	$139	$187	$335
Loss from discontinued operations	(4)	(23)	(18)
Net earnings	$135	$164	$317
Basic earnings per share:
Earnings from continuing operations	$0.86	$1.14	$2.03
Loss from discontinued operations	(0.03)	(0.14)	(0.11)
Net earnings	$0.83	$1.00	$1.92
Diluted earnings per share:
Earnings from continuing operations	$0.85	$1.13	$2.02
Loss from discontinued operations	(0.03)	(0.14)	(0.11)
Net earnings	$0.82	$0.99	$1.91

(1)	Certain amounts have been restated to reflect adjustments related to the correction of an error (see Note 1 to the Consolidated Financial Statements for additional information).

See accompanying Notes to the Consolidated Financial Statements.

Owens-Illinois, Inc.

CONSOLIDATED COMPREHENSIVE INCOME

Dollars in millions

	2015	2014	2013
Years ended December 31,	(restated(1))	(restated(1))	(restated(1))
Net earnings	$158	$192	$330
Other comprehensive income:
Foreign currency translation adjustments	(529)	(305)	(232)
Pension and other postretirement benefit adjustments, net of tax	(4)	(90)	609
Change in fair value of derivative instruments, net of tax	(6)	1	2
Other comprehensive income (loss)	(539)	(394)	379
Total comprehensive income (loss)	(381)	(202)	709
Comprehensive income attributable to noncontrolling interests	(7)	(7)	(7)
Comprehensive income attributable to the Company	$(388)	$(209)	$702

(1)	Certain amounts have been restated to reflect adjustments related to the correction of an error (see Note 1 to the Consolidated Financial Statements for additional information).

See accompanying Notes to the Consolidated Financial Statements.

Owens-Illinois, Inc.

CONSOLIDATED BALANCE SHEETS

Dollars in millions

	2015	2014
December 31,	(restated(1))	(restated(1))
Assets
Current assets:
Cash and cash equivalents	$399	$512
Trade receivables, net of allowances of $29 million and $34 million at December 31, 2015 and 2014, respectively	562	550
Inventories	1,007	1,035
Prepaid expenses and other current assets	366	274
Total current assets	2,334	2,371
Other assets:
Equity investments	409	427
Pension assets	32	22
Other assets	599	685
Intangibles	597
Goodwill	2,489	1,893
Total other assets	4,126	3,027

Property, plant and equipment:
Land, at cost	252	226
Buildings and equipment, at cost:
Buildings and building equipment	1,123	1,097
Factory machinery and equipment	4,526	4,302
Transportation, office and miscellaneous equipment	88	105
Construction in progress	238	161
	6,227	5,891
Less accumulated depreciation	3,266	3,446
Net property, plant and equipment	2,961	2,445
Total assets	$9,421	7,843

(1)	Certain amounts have been restated to reflect adjustments related to the correction of an error (see Note 1 to the Consolidated Financial Statements for additional information).

See accompanying Notes to the Consolidated Financial Statements.

Owens-Illinois, Inc.

CONSOLIDATED BALANCE SHEETS (continued)

Dollars in millions, except per share amounts

	2015	2014
December 31,	(restated(1))	(restated(1))
Liabilities and Share Owners’ Equity
Current liabilities:
Accounts payable	$1,212	$1,137
Salaries and wages	145	145
U.S. and foreign income taxes	36	43
Current portion of asbestos-related liabilities	130	143
Other accrued liabilities	371	372
Short-term loans	160	127
Long-term debt due within one year	68	361
Total current liabilities	2,122	2,328
Long-term debt	5,345	2,957
Deferred taxes	124	121
Pension benefits	504	465
Nonpension postretirement benefits	155	178
Other liabilities	205	227
Asbestos-related liabilities	687	796
Commitments and contingencies
Share owners’ equity:
Share owners’ equity of the Company:
Common stock, par value $.01 per share, 250,000,000 shares authorized, 184,480,646 and 183,915,370 shares issued (including treasury shares), respectively	2	2
Capital in excess of par value	3,064	3,066
Treasury stock, at cost, 23,519,049 and 19,718,055 shares, respectively	(573)	(480)
Retained loss	(305)	(440)
Accumulated other comprehensive loss	(2,017)	(1,494)
Total share owners’ equity of the Company	171	654
Noncontrolling interests	108	117
Total share owners’ equity	279	771
Total liabilities and share owners’ equity	$9,421	$7,843

(1)	Certain amounts have been restated to reflect adjustments related to the correction of an error (see Note 1 to the Consolidated Financial Statements for additional information).

See accompanying Notes to the Consolidated Financial Statements.

Owens-Illinois, Inc.

CONSOLIDATED SHARE OWNERS’ EQUITY

Dollars in millions

	Share Owners’ Equity of the Company

					Accumulated
		Capital in		Retained	Other	Non-	Total Share
	Common	Excess of	Treasury	Loss	Comprehensive	controlling	Owners' Equity
	Stock	Par Value	Stock	(restated(1))	Loss	Interests	(restated(1))
Balance on January 1, 2013	$2	$3,005	$(425)	$(921)	$(1,506)	$174	$329
Issuance of common stock (1.4 million shares)		25					25
Reissuance of common stock (0.2 million shares)			4				4
Treasury shares purchased (1.1 million shares)			(33)				(33)
Repurchase of exchangeable notes		(1)					(1)
Stock compensation		11					11
Net earnings				317		13	330
Other comprehensive income (loss)					385	(6)	379
Distributions to noncontrolling interests						(22)	(22)
Contribution from noncontrolling interests						5	5
Deconsolidation of subsidiary						(17)	(17)
Balance on December 31, 2013	2	3,040	(454)	(604)	(1,121)	147	1,010
Issuance of common stock (0.3 million shares)		5					5
Reissuance of common stock (0.2 million shares)			6				6
Treasury shares purchased (1.1 million shares)			(32)				(32)
Stock compensation		21					21
Net earnings				164		28	192
Other comprehensive income (loss)					(373)	(21)	(394)
Distributions to noncontrolling interests						(37)	(37)
Balance on December 31, 2014	2	3,066	(480)	(440)	(1,494)	117	771
Issuance of common stock (0.2 million shares)		1					1
Reissuance of common stock (0.3 million shares)			7				7
Treasury shares purchased (4.1 million shares)			(100)				(100)
Stock compensation		15					15
Net earnings				135		23	158
Other comprehensive income (loss)					(523)	(16)	(539)
Distributions to noncontrolling interests						(22)	(22)
Acquisitions of noncontrolling interests		(18)				6	(12)
Balance on December 31, 2015	$2	$3,064	$(573)	$(305)	$(2,017)	$108	$279

(1)	Certain amounts have been restated to reflect adjustments related to the correction of an error (see Note 1 to the Consolidated Financial Statements for additional information).

See accompanying Notes to the Consolidated Financial Statements.

Owens-Illinois, Inc.

CONSOLIDATED CASH FLOWS

Dollars in millions

	2015	2014	2013
Years ended December 31,	(restated(1))	(restated(1))	(restated(1))
Operating activities:
Net earnings	$158	$192	$330
Loss from discontinued operations	4	23	18
Non-cash charges (credits):
Depreciation	323	335	350
Amortization of intangibles and other deferred items	86	83	47
Amortization of finance fees and debt discount	15	30	32
Deferred tax provision (benefit)	12	(18)	(3)
Pension expense	31	43	101
Restructuring, asset impairment and related charges	63	76	119
Pension settlement charges		65
Non-income tax charge		69
Asbestos-related costs	16	46	12
Acquisition-related fair value inventory adjustments	22
Acquisition-related fair value intangible adjustments	10
Other	108	73	52
Pension contributions	(17)	(28)	(96)
Asbestos-related payments	(138)	(148)	(158)
Cash paid for restructuring activities	(38)	(58)	(78)
Change in non-current assets and liabilities	(131)	(202)	(150)
Change in components of working capital	88	117	124
Cash provided by continuing operating activities	612	698	700
Cash utilized in discontinued operating activities	(4)	(23)	(18)
Total cash provided by operating activities	608	675	682
Investing activities:
Additions to property, plant and equipment	(402)	(369)	(361)
Acquisitions, net of cash acquired	(2,351)	(114)	(4)
Net cash proceeds related to sale of assets and other	1	19	11
Net foreign exchange derivative activity	4
Net activity for non-controlling partner loans		9	(16)
Deconsolidation of subsidiary			(32)
Cash utilized in investing activities	(2,748)	(455)	(402)
Financing activities:
Additions to long-term debt	4,538	1,247	768
Repayments of long-term debt	(2,321)	(1,101)	(1,040)
Increase (decrease) in short-term loans	51	(139)	8
Payment of finance fees	(90)	(11)	(7)
Distributions paid to noncontrolling interests	(22)	(37)	(22)
Treasury shares purchased	(100)	(32)	(33)
Contribution from noncontrolling interests			5
Issuance of common stock and other	1	3
Cash provided by (utilized in) financing activities	2,057	(70)	(321)
Effect of exchange rate fluctuations on cash	(30)	(21)	(7)
Increase (decrease) in cash	(113)	129	(48)
Cash and cash equivalents at beginning of period	512	383	431
Cash and cash equivalents at end of period	$399	$512	$383

(1)	Certain amounts have been restated to reflect adjustments related to the correction of an error (see Note 1 to the Consolidated Financial Statements for additional information).

See accompanying Notes to the Consolidated Financial Statements.

Owens‑Illinois, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Tabular data dollars in millions, except per share amounts

1.  Restatement of Consolidated Financial Statements

In April 2016, the Company determined that it had incorrectly applied the provisions of ASC 450, Contingencies, in measuring its liability related to unasserted claims and related legal costs arising from the Company’s previous sale of products containing asbestos (see Note 12).

Beginning in 2003, the Company had estimated its asbestos-related liability based on an analysis of how far in the future it could reasonably estimate the number of claims it would receive.  Subsequent to the filing of its Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Annual Report”), the Company has concluded that its method for estimating its future asbestos-related liability was not consistent with ASC 450. Therefore, with the assistance of an external consultant, and utilizing a model with actuarial inputs, the Company has developed a new method for reasonably estimating its total asbestos-related liability. See Note 12 for additional detail. Using the new model, the Company calculated a total asbestos-related liability of $817 million as of December 31, 2015, which is $295 million higher than previously calculated.  The revised liability is reflected in the balance sheet as of December 31, 2015.  Using the same model with actuarial inputs, the Company also revised its total asbestos-related liability as of December 31, 2014 to $939 million.

In light of the foregoing, the Company is amending its 2015 Annual Report to restate the financial statements contained therein to reflect the effects of its new method for estimating its total asbestos-related liability and to make certain corresponding disclosures related thereto.

The Company continues to believe that its ultimate asbestos-related liability cannot be estimated with certainty.  As part of its comprehensive annual review, the Company will in the future estimate its total asbestos-related liability and such reviews may result in adjustments to the liability.

The Consolidated Balance Sheets, Consolidated Results of Operations, Consolidated Statement of Comprehensive Income, Consolidated Statement of Share Owners’ Equity, and Consolidated Statement of Cash Flows, Notes 2, 10, 12, 15, 17, 20 and 22, as well as Financial Statement Schedule II were updated to reflect the restatement.

Owens‑Illinois, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

1.	Restatement of Consolidated Financial Statements (Continued)

The following tables identify each financial statement line item affected by the restatement.

CONSOLIDATED RESULTS OF OPERATIONS

Dollars in millions, except per share amounts

Years ended December 31,	2015			2014			2013
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Other expense, net	$(320)	$209	$(111)	$(283)	$89	$(194)	$(266)	$133	$(133)
Earnings from continuing operations before income taxes	59	209	268	218	89	307	335	133	468
Provision for income taxes	(106)		(106)	(92)		(92)	(120)		(120)
Earnings (loss) from continuing operations	(47)	209	162	126	89	215	215	133	348
Loss from discontinued operations	(4)		(4)	(23)		(23)	(18)		(18)
Net earnings (loss)	(51)	209	158	103	89	192	197	133	330
Net earnings attributable to noncontrolling interests	(23)		(23)	(28)		(28)	(13)		(13)
Net earnings (loss) attributable to the Company	$(74)	$209	$135	$75	$89	$164	$184	$133	$317
Amounts attributable to the Company:
Earnings (loss) from continuing operations	$(70)	$209	$139	$98	$89	$187	$202	$133	$335
Loss from discontinued operations	(4)		(4)	(23)		(23)	(18)		(18)
Net earnings (loss)	$(74)	$209	$135	$75	$89	$164	$184	$133	$317

Basic earnings per share:
Earnings (loss) from continuing operations	$(0.44)	$1.30	$0.86	$0.60	$0.54	$1.14	$1.22	$0.81	$2.03
Loss from discontinued operations	(0.03)		(0.03)	(0.14)		(0.14)	(0.11)		(0.11)
Net earnings (loss)	$(0.47)	$1.30	$0.83	$0.46	$0.54	$1.00	$1.11	$0.81	$1.92

Diluted earnings per share:
Earnings (loss) from continuing operations	$(0.44)	$1.29	$0.85	$0.59	$0.54	$1.13	$1.22	$0.80	$2.02
Loss from discontinued operations	(0.03)		(0.03)	(0.14)		(0.14)	(0.11)		(0.11)
Net earnings (loss)	$(0.47)	$1.29	$0.82	$0.45	$0.54	$0.99	$1.11	$0.80	$1.91

Owens‑Illinois, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

1.	Restatement of Consolidated Financial Statements (Continued)

CONSOLIDATED COMPREHENSIVE INCOME

Dollars in millions

Years ended December 31,	2015			2014			2013
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Net earnings (loss)	$(51)	$209	$158	$103	$89	$192	$197	$133	$330
Total comprehensive income (loss)	(590)	209	(381)	(291)	89	(202)	576	133	709
Comprehensive income (loss) attributable to the Company	$(597)	$209	$(388)	$(298)	$89	$(209)	$569	$133	$702

CONSOLIDATED BALANCE SHEETS

Dollars in millions

	Dec. 31, 2015			Dec. 31, 2014
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Asbestos-related liabilities	$392	$295	$687	$292	$504	$796
Retained loss	$(10)	$(295)	$(305)	$64	$(504)	$(440)
Total share owners' equity of the Company	$466	$(295)	$171	$1,158	$(504)	$654
Total share owners' equity	$574	$(295)	$279	$1,275	$(504)	$771

CONSOLIDATED CASH FLOWS

Dollars in millions

Years ended December 31,	2015			2014			2013
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Net Earnings (loss)	$(51)	$209	$158	$103	$89	$192	$197	$133	$330
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Charge for asbestos-related costs	$225	$(209)	$16	$135	$(89)	$46	$145	$(133)	$12

Owens‑Illinois, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

1.	Restatement of Consolidated Financial Statements (Continued)

CONSOLIDATED SHARE OWNERS' EQUITY

Dollars in millions

	Retained earnings (loss)	Total share owners' equity
January 1, 2013
As Reported	$(195)	$1,055
Adjustments	(726)	(726)
As Restated	$(921)	$329

December 31, 2013
As Reported	$(11)	$1,603
Adjustments	(593)	(593)
As Restated	$(604)	$1,010

December 31, 2014
As Reported	$64	$1,275
Adjustments	(504)	(504)
As Restated	$(440)	$771

December 31, 2015
As Reported	$(10)	$574
Adjustments	(295)	(295)
As Restated	$(305)	$279

1A.   Significant Accounting Policies

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

Owens‑Illinois, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

Financial information regarding the Company’s reportable segments is as follows:

	2015	2014	2013
Net sales:
Europe	$2,324	$2,794	$2,787
North America	2,039	2,003	2,002
Latin America	1,064	1,159	1,186
Asia Pacific	671	793	966
Reportable segment totals	6,098	6,749	6,941
Other	58	35	26
Net sales	$6,156	$6,784	$6,967

	2015	2014	2013
	(restated(1))	(restated(1))	(restated(1))
Segment operating profit:
Europe	$209	$353	$305
North America	265	240	307
Latin America	183	227	204
Asia Pacific	83	88	131
Reportable segment totals	740	908	947
Items excluded from segment operating profit:
Retained corporate costs and other	(70)	(100)	(119)
Charge for asbestos-related costs	(16)	(46)	(12)
Restructuring, asset impairment and other charges	(80)	(91)	(119)
Strategic transaction costs	(23)
Acquisition-related fair value inventory adjustments	(22)
Acquisition-related fair value intangible adjustments	(10)
Non-income tax charge		(69)
Pension settlement charges		(65)
Interest expense, net	(251)	(230)	(229)
Earnings from continuing operations before income taxes	$268	$307	$468

(1)	See Note 1 for restatement information.

Owens‑Illinois, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

See Note 1 for restatement information
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

Capitalized software includes costs related to the acquisition and development of internal-use software. These costs are amortized over the estimated useful life of the software. Amortization expense for capitalized

Owens‑Illinois, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

software was $19 million, $17 million and $14 million for 2015, 2014 and 2013, respectively. Estimated amortization related to capitalized software through 2020 is as follows: 2016, $17 million; 2017, $16 million; 2018, $15 million; 2019, $13 million; and 2020, $11 million.

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

10. Income Taxes

The provision for income taxes was calculated based on the following components of earnings (loss) before income taxes:

	2015	2014	2013
Continuing operations	(restated(1))	(restated(1))	(restated(1))
U.S.	$—	$36	$219
Non-U.S.	268	271	249
	$268	$307	$468

(1)	See Note 1 for restatement information.

Discontinued operations	2015	2014	2013
U.S.	$—	$(19)	$(8)
Non-U.S.	(4)	(4)	(10)
	$(4)	$(23)	$(18)

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

A reconciliation of the provision for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows:

	2015	2014	2013
	(restated(1))	(restated(1))	(restated(1))
Tax provision on pretax earnings from continuing operations at statutory U.S. Federal tax rate	$94	$107	$164
Increase (decrease) in provision for income taxes due to:
Non-U.S. tax rates	(12)	(22)	(18)
Changes in valuation allowance	1	(2)	(47)
Withholding tax, net	18	18	22
Non-deductible acquisition costs	6
U.S. tax on intercompany dividends and interest	16	1	3
Tax exempt income	(3)	(5)	(6)
Tax law changes	(3)		6
Tax credit	(13)	(3)	(2)
Other items	2	(2)	(2)
Provision for income taxes	$106	$92	$120

(1)	See Note 1 for restatement information.

Deferred income taxes reflect: (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes; and (2) carryovers and credits for income tax purposes.

Owens‑Illinois, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2015 and 2014 are as follows:

	2015	2014
	(restated(1))	(restated(1))
Deferred tax assets:
Accrued postretirement benefits	$51	$58
Asbestos-related liabilities	286	329
Foreign tax credit	389	376
Operating and capital loss carryovers	435	464
Other credit carryovers	38	37
Accrued liabilities	82	85
Pension liability	128	117
Other	63	80
Total deferred tax assets	1,472	1,546
Deferred tax liabilities:
Property, plant and equipment	128	127
Intangibles and deferred software	131	34
Other	25	41
Total deferred tax liabilities	284	202
Valuation allowance	(1,135)	(1,223)
Net deferred taxes	$53	$121

(1)	See Note 1 for restatement information.

Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2015 and 2014 as follows:

	2015	2014
Prepaid expenses	$—	$39
Other assets	177	203
Deferred taxes	(124)	(121)
Net deferred taxes	$53	$121

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

12.  Contingencies

Asbestos

The Company is a defendant in numerous lawsuits alleging bodily injury and death as a result of exposure to asbestos.  From 1948 to 1958, one of the Company's former business units commercially produced and sold approximately $40 million of a high-temperature, calcium-silicate based pipe and block insulation material containing asbestos.  The Company sold its insulation business unit at the end of April 1958.  The typical asbestos personal injury lawsuit alleges various theories of liability, including negligence, gross negligence and strict liability and seeks compensatory and, in some cases, punitive damages in various amounts (herein referred to as "asbestos claims").

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

As indicated by the foregoing summary, current pleading practice permits considerable variation in the assertion of monetary damages.  The Company’s experience resolving hundreds of thousands of asbestos claims and lawsuits over an extended period demonstrates that the monetary relief alleged in a complaint bears little relevance to a claim’s merits or disposition value.  Rather, the amount potentially recoverable is determined by such factors as the type and severity of the plaintiff’s asbestos disease, the plaintiff’s medical history and exposure to other disease-causing agents, the product identification evidence against the Company and other co-defendants, the defenses available to the Company and other co-defendants, the specific jurisdiction in which the claim is made, and the plaintiff’s firm representing the claimant.

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

Since receiving its first asbestos claim, the Company as of December 31, 2015, has disposed of the asbestos claims of approximately 396,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $9,200. The Company’s asbestos indemnity payments have varied on a per claim basis, and are expected to continue to vary considerably over time.  Asbestos-related cash payments for 2015, 2014 and 2013 were $138 million, $148 million, and $158 million, respectively.  The Company’s cash payments per claim disposed (inclusive of legal costs) were approximately $95,000, $81,000 and $93,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Beginning with the initial liability of $975 million established in 1993, the Company has accrued a total of approximately $4.9 billion through 2015, before insurance recoveries, for its asbestos-related liability.  The Company’s estimates of its liability have been significantly affected by, among other factors, the volatility of asbestos-related litigation in the United States, the significant number of co-defendants that have filed for bankruptcy, the inherent uncertainty of future disease incidence and claiming patterns against the Company, the significant expansion of the defendants that are now sued in this litigation, and the continuing changes in the extent to which these defendants participate in the resolution of cases in which the Company is also a defendant.

The Company continues to monitor trends that may affect its ultimate liability and analyze the developments and variables likely to affect the resolution of pending and future asbestos claims against the Company.  The material components of the Company’s accrued liability are determined by the Company in connection with its annual comprehensive legal review and consist of the following estimates, to the extent it is probable that such liabilities have been incurred and can be reasonably estimated: (i) the liability for asbestos claims already asserted against the Company; (ii) the liability for asbestos claims not yet asserted against the Company; and (iii) the legal defense costs estimated to be incurred in connection with the claims already asserted and those claims the Company believes will be asserted.

As noted above, the Company conducts a comprehensive legal review of its asbestos-related liabilities and costs annually in connection with finalizing and reporting its annual results of operations, unless significant changes in trends or new developments warrant an earlier review.  As part of its annual comprehensive legal review, the Company provides historical claims filing data to a third party with expertise in determining the impact of disease incidence and mortality on future filing trends to develop information to assist the Company in estimating the total number of future claims to be filed.  The Company uses this estimate of total future claims,

Owens‑Illinois, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

along with an estimation of disposition costs and related legal costs as inputs to develop its best estimate of probable liability. If the results of the annual comprehensive legal review indicate that the existing amount of the accrued liability is lower (higher) than its reasonably estimable asbestos-related costs, then the Company will record an appropriate charge (credit) to the Company’s results of operations to increase (decrease) the accrued liability.

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

As described in Note 1, the Company revised its method for estimating its asbestos-related liabilities in connection with finalizing and reporting its restated results of operations for the year ended December 31, 2015 and 2014 and concluded that an accrual in the amount of $817 million and $939 million, respectively, was required. These amounts have not been discounted for the time value of money. The application of the revised method also resulted in charges of $16 million, $46 million and $12 million for the years ending December 31, 2015, 2014 and 2013, respectively.

The Company believes it is reasonably possible that it will incur a loss for its asbestos-related liabilities in excess of the amount currently recognized, which is $817 million as of December 31, 2015.  The Company estimates that reasonably possible losses could be as high as $950 million.  This estimate of additional reasonably possible loss reflects a legal judgment about the number and cost of potential future claims and legal costs. The Company believes this estimate is consistent with the level of variability it has experienced when comparing actual results to recent near-term projections. However, it is also possible that the ultimate asbestos-related liability could be above this estimate.

The Company expects a significant majority of the total number of claims to be received in the next ten years.  This timeframe appropriately reflects the mortality of current and expected claimants in light of the Company’s sale of its insulation business unit in 1958.

As noted above, the Company’s asbestos-related liability is based on a projection of new claims that will eventually be filed against the Company and the estimated average disposition cost of these claims and related legal costs. Changes in the significant assumptions noted above have the potential to impact these key factors, which are critical to the estimation of the Company’s asbestos-related liability significantly.

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

Owens‑Illinois, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

15.  Other Expense, net

Other expense, net for the years ended December 31, 2015, 2014, and 2013 included the following:

	2015	2014	2013
	(restated(1))	(restated(1))	(restated(1))
Restructuring, asset impairment and other charges	$75	$68	$97
Charge for asbestos-related costs	16	46	12
Strategic transaction costs	23
Acquisition-related fair value intangible adjustments	10
Non-income tax charge		69
Charge for Argentina impairment			22
Foreign currency exchange loss (gain)	(10)	(2)	9
Other expense (income)	(3)	13	(7)
	$111	$194	$133

(1)	See Note 1 for restatement information.

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

Owens‑Illinois, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

17.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2015	2014	2013
	(restated(1))	(restated(1))	(restated(1))
Numerator:
Net earnings attributable to the Company	$135	$164	$317
Denominator (in thousands):
Denominator for basic earnings per share-weighted average shares outstanding	161,169	164,720	164,425
Effect of dilutive securities:
Stock options and other	966	1,327	1,403
Denominator for diluted earnings per share-adjusted weighted average shares outstanding	162,135	166,047	165,828
Basic earnings per share:
Earnings from continuing operations	$0.86	$1.14	$2.03
Loss from discontinued operations	(0.03)	(0.14)	(0.11)
Net earnings	$0.83	$1.00	$1.92
Diluted earnings per share:
Earnings from continuing operations	$0.85	$1.13	$2.02
Loss from discontinued operations	(0.03)	(0.14)	(0.11)
Net earnings	$0.82	$0.99	$1.91

(1)	See Note 1 for restatement information.

Options to purchase 1,937,315, 1,143,933 and 1,315,216 weighted average shares of common stock which were outstanding during 2015, 2014 and 2013, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

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

20.  Pro Forma Information – Vitro Acquisition

Had the Vitro Acquisition, described in Note 19 and the related financing described in Note 11, occurred at the beginning of each respective period, unaudited pro forma consolidated net sales, earnings from continuing operations and earnings from continuing operations per share of common stock (diluted) would have been as follows:

	Year Ended December 31, 2015
	As			Pro Forma
	Reported	Acquisition	Financing	As Adjusted
	(restated(1))	Adjustments	Adjustments	(restated(1))

Net sales	$6,156	$574	$—	$6,730

Earnings from continuing operations attributable to the Company	$139	$75	$(46)	$168

Diluted earnings per share from continuing operations	$0.85			$1.04

(1)	See Note 1 for restatement information.

Owens‑Illinois, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

	Year Ended December 31, 2014
	As			Pro Forma
	Reported	Acquisition	Financing	As Adjusted
	(restated(1))	Adjustments	Adjustments	(restated(1))

Net sales	$6,784	$858	$—	$7,642

Earnings from continuing operations attributable to the Company	$187	$70	$(71)	$186

Diluted earnings per share from continuing operations	$1.13			$1.12

See Note 1 for restatement information.

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

	December 31, 2015
	Parent	Guarantor	Non-Guarantor		Consolidated
Balance Sheet	(restated(1))	Subsidiaries	Subsidiaries	Eliminations	(restated(1))
Current assets:
Cash and cash equivalents	$—	$—	$399	$—	$399
Trade receivables, net			562		562
Inventories			1,007		1,007
Prepaid expenses and other current assets			366		366

Total current assets	—	—	2,334	—	2,334

Investments in and advances to subsidiaries	1,240	988		(2,228)	—
Property, plant and equipment, net			2,961		2,961
Intangibles			597		597
Goodwill			2,489		2,489
Other assets			1,040		1,040

Total assets	$1,240	$988	$9,421	$(2,228)	$9,421

Current liabilities :
Short-term loans and long-term debt due within one year	$—	$—	$228	$—	$228
Current portion of asbestos liability	130				130
Accounts payable			1,212		1,212
Other liabilities	2		552	(2)	552

Total current liabilities	132	—	1,992	(2)	2,122

Long-term debt	250		5,345	(250)	5,345
Asbestos-related liabilities	687				687
Other long-term liabilities			988		988
Share owners’ equity	171	988	988	(1,976)	171
Noncontrolling interests			108		108

Total liabilities and share owners’ equity	$1,240	$988	$9,421	$(2,228)	$9,421

(1)	See Note 1 for restatement information.

Owens‑Illinois, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

	December 31, 2014
			Non-
	Parent	Guarantor	Guarantor		Consolidated
Balance Sheet	(restated(1))	Subsidiaries	Subsidiaries	Eliminations	(restated(1))
Current assets:
Cash and cash equivalents	$—	$—	$512	$—	$512
Trade receivables, net			550		550
Inventories			1,035		1,035
Prepaid expenses and other current assets			274		274

Total current assets	—	—	2,371	—	2,371

Investments in and advances to subsidiaries	1,863	1,593		(3,456)	—
Property, plant and equipment, net			2,445		2,445
Goodwill			1,893		1,893
Other assets			1,134		1,134

Total assets	$1,863	$1,593	$7,843	$(3,456)	$7,843

Current liabilities :
Short-term loans and long-term debt due within one year	$—	$—	$488	$—	$488
Current portion of asbestos liability	143				143
Accounts payable			1,137		1,137
Other liabilities	20		560	(20)	560

Total current liabilities	163	—	2,185	(20)	2,328

Long-term debt	250		2,957	(250)	2,957
Asbestos-related liabilities	796				796
Other long-term liabilities			991		991
Share owners’ equity	654	1,593	1,593	(3,186)	654
Noncontrolling interests			117		117

Total liabilities and share owners’ equity	$1,863	$1,593	$7,843	$(3,456)	$7,843

(1)	See Note 1 for restatement information.

Owens‑Illinois, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

	Year ended December 31, 2015
			Non-
	Parent	Guarantor	Guarantor			Consolidated
Results of Operations	(restated(1))	Subsidiaries	Subsidiaries	Eliminations		(restated(1))
Net sales	$	$	$6,156	$		$6,156
Cost of goods sold			(5,046)			(5,046)

Gross profit			1,110			1,110

Selling and administrative expense			(476)			(476)
Research, development and engineering expense			(64)			(64)
Net intercompany interest	20		(20)			—
Interest expense, net	(20)		(231)			(251)
Equity earnings from subsidiaries	151	151			(302)	—
Other equity earnings			60			60
Other expense, net	(16)		(95)			(111)

Earnings before income taxes	135	151	284		(302)	268
Provision for income taxes			(106)			(106)

Earnings from continuing operations	135	151	178		(302)	162
Loss from discontinued operations			(4)			(4)

Net earnings	135	151	174		(302)	158
Net earnings attributable to noncontrolling interests			(23)			(23)

Net earnings attributable to the Company	$135	$151	$151		$(302)	$135

(1)	See Note 1 for restatement information.

	Year ended December 31, 2015
			Non-
	Parent	Guarantor	Guarantor		Consolidated
Comprehensive Income	(restated(1))	Subsidiaries	Subsidiaries	Eliminations	(restated(1))
Net earnings	$135	$151	$174	$(302)	$158
Other comprehensive loss, net	(539)	(539)	(539)	1,078	(539)

Total comprehensive loss	(404)	(388)	(365)	776	(381)

Comprehensive income attributable to noncontrolling interests			(7)		(7)

Comprehensive loss attributable to the Company	$(404)	$(388)	$(372)	$776	$(388)

(1)	See Note 1 for restatement information.

Owens‑Illinois, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

	Year ended December 31, 2014
			Non-
	Parent	Guarantor	Guarantor		Consolidated
Results of Operations	(restated(1))	Subsidiaries	Subsidiaries	Eliminations	(restated(1))
Net sales	$—	$—	$6,784	$—	$6,784
Cost of goods sold			(5,531)		(5,531)

Gross profit			1,253		1,253

Selling and administrative expense			(523)		(523)
Research, development and engineering expense			(63)		(63)
Net intercompany interest	20		(20)		—
Interest expense, net	(20)		(210)		(230)
Equity earnings from subsidiaries	210	210		(420)	—
Other equity earnings			64		64
Other expense, net	(46)		(148)		(194)

Earnings before income taxes	164	210	353	(420)	307
Provision for income taxes			(92)		(92)

Earnings from continuing operations	164	210	261	(420)	215
Loss from discontinued operations			(23)		(23)

Net earnings	164	210	238	(420)	192
Net earnings attributable to noncontrolling interests			(28)		(28)

Net earnings attributable to the Company	$164	$210	$210	$(420)	$164

(1)	See Note 1 for restatement information.

	Year ended December 31, 2014
			Non-
	Parent	Guarantor	Guarantor		Consolidated
Comprehensive Income	(restated(1))	Subsidiaries	Subsidiaries	Eliminations	(restated(1))
Net earnings	$164	$210	$238	$(420)	$192
Other comprehensive loss, net	(394)	(394)	(394)	788	(394)

Total comprehensive loss	(230)	(184)	(156)	368	(202)

Comprehensive income attributable to noncontrolling interests			(7)		(7)

Comprehensive loss attributable to the Company	$(230)	$(184)	$(163)	$368	$(209)

(1)	See Note 1 for restatement information.

Owens‑Illinois, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

	Year ended December 31, 2013
			Non-
	Parent	Guarantor	Guarantor		Consolidated
Results of Operations	(restated(1))	Subsidiaries	Subsidiaries	Eliminations	(restated(1))
Net sales	$—	$—	$6,967	$—	$6,967
Cost of goods sold			(5,636)		(5,636)

Gross profit	—	—	1,331	—	1,331

Selling and administrative expense			(506)		(506)
Research, development and engineering expense			(62)		(62)
Net intercompany interest	20		(20)		—
Interest expense, net	(20)		(209)		(229)
Equity earnings from subsidiaries	329	329		(658)	—
Other equity earnings			67		67
Other expense, net	(12)		(121)		(133)

Earnings before income taxes	317	329	480	(658)	468
Provision for income taxes			(120)		(120)

Earnings from continuing operations	317	329	360	(658)	348
Loss from discontinued operations			(18)		(18)

Net earnings	317	329	342	(658)	330
Net earnings attributable to noncontrolling interests			(13)		(13)

Net earnings attributable to the Company	$317	$329	$329	$(658)	$317

(1)	See Note 1 for restatement information.

	Year ended December 31, 2013
			Non-
	Parent	Guarantor	Guarantor		Consolidated
Comprehensive Income	(restated(1))	Subsidiaries	Subsidiaries	Eliminations	(restated(1))
Net earnings	$317	$329	$342	$(658)	$330
Other comprehensive income, net	379	379	379	(758)	379

Total comprehensive income	696	708	721	(1,416)	709

Comprehensive income (loss) attributable to noncontrolling interests	6	—	(7)	(6)	(7)

Comprehensive income attributable to the Company	$702	$708	$714	$(1,422)	$702

(1)	See Note 1 for restatement information.

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

Selected Quarterly Financial Data (unaudited)   The following tables present selected financial data by quarter for the years ended December 31, 2015 and 2014:

	2015
				Fourth	Total
	First	Second	Third	Quarter	Year
	Quarter	Quarter	Quarter	(restated(1))	(restated(1))
Net sales	$1,421	$1,543	$1,566	$1,626	$6,156
Gross profit	$268	$274	$276	$292	$1,110
Earnings from continuing operations attributable to the Company (a)	$71	$42	$18	$8	$139
Loss from discontinued operations attributable to the Company	—	(2)	(1)	(1)	(4)
Net earnings attributable to the Company	$71	$40	$17	$7	$135

Earnings per share of common stock (a) (b):
Basic:
Earnings from continuing operations	$0.44	$0.26	$0.11	$0.05	$0.86
Loss from discontinued operations	—	(0.01)	(0.01)	(0.01)	(0.03)
Net earnings	$0.44	$0.25	$0.10	$0.04	$0.83
Diluted:
Earnings from continuing operations	$0.44	$0.26	$0.11	$0.04	$0.85
Loss from discontinued operations	—	(0.01)	(0.01)	(0.01)	(0.03)
Net earnings	$0.44	$0.25	$0.10	$0.03	$0.82

(1)	See Note 1 for restatement information.

(a)	Amounts management considers not representative of ongoing operations include:

For the second quarter, included net charges totaling $55 million after-tax amount attributable to the Company. The effect of these charges was a reduction in earnings per share of $0.34.

For the third quarter, included net charges totaling $75 million after-tax amount attributable to the Company. The effect of these charges was a reduction in earnings per share of $0.46.

For the fourth quarter, included net charges totaling $56 million after-tax amount attributable to the Company. The effect of these charges was a reduction in earnings per share of $0.35.

(b)	Earnings per share are computed independently for each period presented. As such, the sums of the amounts calculated separately for each quarter do not equal the year-to-date amount.

	2014
				Fourth	Total
	First	Second	Third	Quarter	Year
	Quarter	Quarter	Quarter	(restated(1))	(restated(1))
Net sales	$1,639	$1,797	$1,745	$1,603	$6,784
Gross profit	$321	$358	$337	$237	$1,253
Earnings (loss) from continuing operations attributable to the Company (c)	$102	$134	$61	$(110)	$187
Loss from discontinued operations attributable to the Company	(1)	(20)	(1)	(1)	(23)
Net earnings (loss) attributable to the Company	$101	$114	$60	$(111)	$164

Earnings per share of common stock (c) (d)
Basic:
Earnings (loss) from continuing operations	$0.62	$0.81	$0.37	$(0.66)	$1.14
Loss from discontinued operations	(0.01)	(0.12)	—	(0.01)	(0.14)
Net earnings (loss)	$0.61	$0.69	$0.37	$(0.67)	$1.00
Diluted:
Earnings (loss) from continuing operations	$0.62	$0.80	$0.37	$(0.66)	$1.13
Loss from discontinued operations	(0.01)	(0.12)	—	(0.01)	(0.14)
Net earnings (loss)	$0.61	$0.68	$0.37	$(0.67)	$0.99

(1)	See Note 1 for restatement information.
(c)	Amounts management considers not representative of ongoing operations include:

For the third quarter, included net charges totaling $63 million after-tax amount attributable to the Company. The effect of these charges was a reduction in earnings per share of $0.38.

For the fourth quarter, included net charges totaling $186 million after-tax amount attributable to the Company. The effect of these charges was a reduction in earnings per share of $1.12.

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

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act) as of December 31, 2015.

At the time of the Original Filing of its Form 10-K on February 16, 2016, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.

Subsequent to the evaluation described above, management has determined that a material weakness exists in the Company’s internal control over financial reporting.  As a result of this material weakness described in its Management’s Report on Internal Control over Financial Reporting, management has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2015.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. However, all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and reporting.

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

At the time of the Original Filing of its Form 10-K on February 16, 2016, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2015. Subsequent to this assessment, using the criteria described above, management identified the material weakness described below.  A material weakness is a deficiency, or combination of deficiencies in material control over financial reporting, such that there is a reasonable possibility that a material misunderstanding of the annual or interim financial statements will not be prevented or detected on a timely basis.

Determination of asbestos-related liabilities - The Company identified a deficiency in the design of its control activities for the estimation of liabilities related to probable losses for unasserted asbestos claims. The Company did not have sufficient controls in place to provide reasonable assurance that a material error would be prevented or detected related to the application of ASC 450 to the estimation of probable losses from unasserted asbestos claims. This deficiency in the design of the Company’s controls resulted in a material error in the Company’s financial statements as described further in Note 1 to the Consolidated Financial Statements.

Management concluded that the matter described above is a material weakness in the Company’s internal control over financial reporting and that the Company did not maintain effective internal control over financial reporting as of December 31, 2015.

The Company’s independent registered public accounting firm, Ernst & Young LLP, that audited the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting which is included below.

Changes in Internal Control Over Financial Reporting

Planned remediation of material weakness – The Company is committed to remediating the control deficiency that gave rise to the material weakness described in Management’s Report on Internal Control over Financial Reporting. Management is responsible for implementing changes and improvements to internal control over financial reporting and for remediating the control deficiency that gave rise to this material weakness.

To remediate the material weakness in the Company’s internal control over financial reporting described in Management’s Report on Internal Control over Financial Reporting, the Company will establish policies and procedures for the review, approval and application of generally accepted accounting principles to, and disclosure with respect to, unasserted asbestos claims.  In particular, the Company intends to complement its revised method of determining its asbestos-related liability (see Note 12 to the Consolidated Financial Statements) with appropriate analytical and review controls to ensure that the Company’s liability and related disclosures comply with generally accepted accounting principles.

As the Company continues to evaluate and improve the effectiveness of internal control over financial reporting, the Company may determine to take additional measures  to  address its material weakness or  determine to modify the remediation efforts described above.  Until the remediation efforts discussed above, including any additional remediation efforts that the Company identifies as necessary, are implemented, tested and deemed to be operating effectively, the material weakness described above will continue to exist.  The Company currently expects that these activities will be completed as part of its annual comprehensive legal review of asbestos-related liabilities and costs (as described in Note 12 to the Consolidated Financial Statements) to be completed in the fourth quarter 2016.

Other than the matter described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Share Owners of

Owens‑Illinois, Inc.

We have audited Owens Illinois, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Owens-Illinois, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the food and beverage glass container business of Vitro, S.A.B. de C.V. and its subsidiaries in the United States, Mexico, and Bolivia (the “Vitro Business”), which is included in the December 31, 2015 consolidated financial statements of Owens-Illinois, Inc. and constituted approximately 26% of  the Company’s total assets as of December 31, 2015 and approximately 4% of total net sales for the year then ended. Our audit of internal control over financial reporting of Owens-Illinois, Inc. also did not include an evaluation of the internal control over financial reporting of the Vitro Business.

In our report dated February 16, 2016, we expressed an unqualified opinion that Owens-Illinois, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria. Management has subsequently identified a deficiency in controls related to the Company’s asbestos-related liabilities, and has further concluded that such deficiency represented a material weakness as of December 31, 2015. As a result, management has revised its assessment, as presented in the accompanying Management's Report on Internal Control Over Financial Reporting, to conclude that Owens-

Illinois, Inc.’s  internal control over financial reporting was not effective as of December 31, 2015. Accordingly, our present opinion on the effectiveness of Owens-Illinois, Inc.’s internal control over financial reporting as of December 31, 2015, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. Management has identified a material weakness in controls related to the design of its control activities for the estimation of liabilities related to probable losses for unasserted asbestos claims. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Owens-Illinois, Inc. as of December 31, 2015, and the related consolidated statements of results of operations, comprehensive income, share owners’ equity and cash flows for each of the three years in the period ended December 31, 2015. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated February 16, 2016, except for Note 1 of the consolidated financial statements, as to which the date is May 13, 2016, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Owens-Illinois, Inc. has not maintained effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

/s/ Ernst & Young LLP Toledo, Ohio February 16, 2016, except for the effect of the material weakness described in the seventh paragraph, as to which the date is May 13, 2016

ITEM 9B. OTHER INFORMATION

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

ITEM 11. EXECUTIVE COMPENSATION

The section entitled “Executive Compensation,” exclusive of the subsection entitled “Board Compensation Committee Report,” which is included in the 2016 Proxy Statement, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section entitled “Security Ownership of Certain Beneficial Owners and Management” which is included in the 2016 Proxy Statement is incorporated herein by reference.

The following table summarizes securities authorized for issuance under equity compensation plans as of December 31, 2015.

Equity Compensation Plan Information
	(a)	(b)	(c)
Number of securities
remaining available
	Number of securities		for future issuance
	to be issued upon		under equity
	exercise of	Weighted-average	compensation plans
	outstanding options,	exercise price of	(excluding securities
	warrants and rights(1)	outstanding options,	reflected in column (a))
Plan Category	(thousands)	warrants and rights	(thousands)
Equity compensation plans approved by security holders	2,621	$23.64	8,892
Equity compensation plans not approved by security holders	—	—	—
Total	2,621	$23.64	8,892

(1)	Represents options to purchase shares of the Company’s common stock. There are no outstanding warrants or rights.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Index of Financial Statements and Financial Statement Schedules Covered by Report of Independent Auditors.

(a)	DOCUMENTS FILED AS PART OF THIS REPORT
1.	See Index to Consolidated Financial Statements on page 51 hereof.
2.	See Quarterly Results (Unaudited) beginning on page 107 hereof.
3.	Financial Statement Schedule:
10‑K Page
For the years ended December 31, 2015, 2014, and 2013:
II—Valuation and Qualifying Accounts (Consolidated)	S-1
All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule.
(ii) Separate Financial Statements of Affiliates Whose Securities Are Pledged As Collateral	120
4.	See Exhibit Index beginning on page 115 hereof.

EXHIBIT INDEX

S‑K Item 601 No.		Document
2.1	__

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

S ‑K Item 601 No.		Document
12	—	Computation of Ratio of Earnings to Fixed Charges (filed herewith).
21	—	Subsidiaries of Owens-Illinois, Inc. (filed herewith).
23	—	Consent of Independent Registered Public Accounting Firm (filed herewith).
24	—	Owens‑Illinois, Inc. Power of Attorney (filed herewith).
31.1	—	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 (filed herewith).
31.2	—	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 (filed herewith).
32.1**	—	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350 (filed herewith).
32.2**	—	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350 (filed herewith).
101	—

Financial statements from the Annual Report on Form 10-K/A of Owens-Illinois, Inc. for the year ended December 31, 2015, formatted in XBRL: (i) the Consolidated Results of Operations, (ii) the Consolidated Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Share Owners’ Equity, (v) the Consolidated Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(c).

**This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

The investment valuation policy of the Company is to value investments at fair value. All investments are valued at their respective net asset values. Equity securities for which market quotations are readily available are valued at the last reported sales price on their principal exchange on valuation date or official close for certain markets. Fixed income investments are valued by an independent pricing service. Investments in registered investment companies or collective pooled funds are valued at their respective net asset values. Short‑term investments are stated at amortized cost, which approximates fair value. The fair value of real estate is determined by periodic appraisals.

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

The investment valuation policy of the Company is to value investments at fair value. All investments are valued at their respective net asset values. Equity securities for which market quotations are readily available are valued at the last reported sales price on their principal exchange on valuation date or official close for certain markets. Fixed income investments are valued by an independent pricing service. Investments in registered investment companies or collective pooled funds are valued at their respective net asset values. Short‑term investments are stated at amortized cost, which approximates fair value. The fair value of real estate is determined by periodic appraisals.

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

Date: May 13, 2016

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

Date: May 13, 2016

INDEX TO FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule of Owens‑Illinois, Inc. and Subsidiaries:

For the years ended December 31, 2015, 2014, and 2013:

PAGE
II—Valuation and Qualifying Accounts (Consolidated)	S‑1

OWENS-ILLINOIS, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS (CONSOLIDATED)

Years ended December 31, 2015, 2014, and 2013

(Millions of Dollars)

Reserves deducted from assets in the balance sheets:

Allowances for losses and discounts on receivables

		Additions
	Balance at	Charged to			Balance
	beginning	costs and		Deductions	at end of
	of period	expenses	Other	(Note 1)	period

2015	$34	$12	$(5)	$(12)	$29

2014	$39	$15	$(12)	$(8)	$34

2013	$41	$11	$(5)	$(8)	$39

(1)	Deductions from allowances for losses and discounts on receivables represent uncollectible notes and accounts written off.

Valuation allowance on net deferred tax assets

	Balance at					Balance at
	beginning of	Charged to	Charged to other			end of
	period	income	comprehensive	Foreign currency	Other	period
	(restated(1))	(restated(1))	income	translation	(restated(1))	(restated(1))

2015	$1,223	$1	$5	$(20)	$(74)	$1,135

2014	$1,209	$(2)	$55	$(15)	$(24)	$1,223

2013	$1,440	$(47)	$(187)	$(7)	$10	$1,209

S-1