Form 10-Q
period 2016-03-31
OWENS ILLINOIS INC /DE/
filed 2016-05-13
CIK 812074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2016

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

The number of shares of common stock, par value $.01, of Owens-Illinois, Inc. outstanding as of March 31, 2016 was 161,918,797.

Part I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

The Condensed Consolidated Financial Statements of Owens-Illinois, Inc. (the “Company”) presented herein are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated.  All adjustments are of a normal recurring nature. Because the following unaudited condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2015.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions, except per share amounts)

	Three months ended
	March 31,
	2016	2015
Net sales	$1,588	$1,421
Cost of goods sold	(1,269)	(1,153)

Gross profit	319	268
Selling and administrative expense	(129)	(124)
Research, development and engineering expense	(15)	(15)
Interest expense, net	(66)	(47)
Equity earnings	14	15
Other income (expense), net	(22)	3

Earnings from continuing operations before income taxes	101	100

Provision for income taxes	(27)	(25)

Earnings from continuing operations	74	75
Loss from discontinued operations	(1)

Net earnings	73	75
Net (earnings) attributable to noncontrolling interests	(6)	(4)
Net earnings attributable to the Company	$67	$71

Amounts attributable to the Company:
Earnings from continuing operations	$68	$71
Loss from discontinued operations	(1)
Net earnings	$67	$71

Basic earnings per share:
Earnings from continuing operations	$0.42	$0.44
Loss from discontinued operations	(0.01)
Net earnings	$0.41	$0.44

Weighted averages shares outstanding (thousands)	161,204	162,146

Diluted earnings per share:
Earnings from continuing operations	$0.42	$0.44
Loss from discontinued operations	(0.01)
Net earnings	$0.41	$0.44

Weighted average diluted shares outstanding (thousands)	161,793	163,287

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME

(Dollars in millions)

	Three months ended
	March 31,
	2016	2015
Net earnings	$73	$75
Other comprehensive income (loss):
Foreign currency translation adjustments	94	(257)
Pension and other postretirement benefit adjustments, net of tax	(42)	37
Change in fair value of derivative instruments, net of tax	(2)
Other comprehensive income (loss)	50	(220)
Total comprehensive income (loss)	123	(145)
Comprehensive income attributable to noncontrolling interests	(9)
Comprehensive income (loss) attributable to the Company	$114	$(145)

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	March 31,	December 31,	March 31,
	2016	2015	2015
Assets
Current assets:
Cash and cash equivalents	$239	$399	$257
Trade receivables, net of allowance of $31 million, $29 million, and $31 million at March 31, 2016, December 31, 2015 and March 31, 2015	771	562	667
Inventories	1,107	1,007	1,007
Prepaid expenses and other current assets	359	366	268
Total current assets	2,476	2,334	2,199

Property, plant and equipment, net	2,996	2,961	2,337
Goodwill	2,532	2,489	1,752
Intangibles	587	597
Other assets	1,097	1,040	1,024
Total assets	$9,688	$9,421	$7,312

Liabilities and Share Owners' Equity
Current liabilities:
Short-term loans and long-term debt due within one year	$239	$228	$635
Current portion of asbestos-related liabilities	130	130	143
Accounts payable	1,050	1,212	919
Other liabilities	467	552	417
Total current liabilities	1,886	2,122	2,114

Long-term debt	5,662	5,345	2,972
Asbestos-related liabilities	676	687	782
Other long-term liabilities	1,048	988	920
Share owners' equity	416	279	524
Total liabilities and share owners' equity	$9,688	$9,421	$7,312

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in millions)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net earnings	$73	$75
Loss from discontinued operations	1
Non-cash charges
Depreciation and amortization	125	95
Pension expense	6	7
Restructuring, asset impairment and related charges	19
Cash payments
Pension contributions	(4)	(4)
Asbestos-related payments	(11)	(15)
Cash paid for restructuring activities	(13)	(10)
Change in components of working capital	(488)	(429)
Other, net (a)	(9)	3
Cash utilized in continuing operating activities	(301)	(278)
Cash utilized in discontinued operating activities	(1)
Total cash utilized in operating activities	(302)	(278)
Cash flows from investing activities:
Additions to property, plant and equipment	(117)	(106)
Acquisitions, net of cash acquired	(22)	(52)
Other, net	6	1
Cash utilized in investing activities	(133)	(157)
Cash flows from financing activities:
Changes in borrowings, net	274	308
Issuance of common stock	5
Treasury shares purchased		(100)
Payment of finance fees	(3)	(1)
Cash provided by financing activities	276	207
Effect of exchange rate fluctuations on cash	(1)	(27)
Decrease in cash	(160)	(255)
Cash at beginning of period	399	512
Cash at end of period	$239	$257

(a)	Other, net includes other non-cash charges plus other changes in non-current assets and liabilities.

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

Financial information for the three months ended March 31, 2016 and 2015 regarding the Company’s reportable segments is as follows:

	2016	2015
Net sales:
Europe	$563	$567
North America	532	470
Latin America	312	205
Asia Pacific	159	163
Reportable segment totals	1,566	1,405
Other	22	16
Net sales	$1,588	$1,421

	2016	2015
Segment operating profit:
Europe	$55	$49
North America	76	71
Latin America	63	30
Asia Pacific	17	18
Reportable segment totals	211	168
Items excluded from segment operating profit:
Retained corporate costs and other	(32)	(21)
Restructuring, asset impairment and other	(12)
Interest expense, net	(66)	(47)
Earnings from continuing operations before income taxes	$101	$100

Financial information regarding the Company’s total assets is as follows:

	March 31,	December 31,	March 31,
	2016	2015	2015
Total assets:
Europe	$3,047	$2,902	$2,926
North America	2,550	2,500	2,033
Latin America	2,855	2,807	1,097
Asia Pacific	933	917	942

Reportable segment totals	9,385	9,126	6,998
Other	303	295	314
Consolidated totals	$9,688	$9,421	$7,312

2.  Inventories

Major classes of inventory at March 31, 2016, December 31, 2015 and March 31, 2015 are as follows:

	March 31,	December 31,	March 31,
	2016	2015	2015
Finished goods	$954	$858	$858
Raw materials	116	113	109
Operating supplies	37	36	40
	$1,107	$1,007	$1,007

3.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at March 31, 2016, December 31, 2015 and March 31, 2015 are as follows:

	March 31,	December 31,	March 31,
	2016	2015	2015
Prepaid expenses	$52	$52	$37
Value added taxes	192	195	44
Other	115	119	187
	$359	$366	$268

In conjunction with the Vitro Acquisition, part of the total consideration paid by the Company relates to a value added tax receivable of approximately $143 million. This amount is included in “Value added taxes” above and is expected to be refunded to the Company before the end of 2016.

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

Commodity Forward Contracts Designated as Cash Flow Hedges

In several regions, the Company enters into commodity forward contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows.  In North America, the majority of its customer contracts contain provisions that pass the price of natural gas to its customers.  In certain of these contracts, the customer has the option of fixing the natural gas price component for a specified period of time.  To limit the effects of fluctuations in cash flows resulting from these customer contracts, the Company enters into commodity forward contracts related to forecasted natural gas requirements.  In Asia Pacific, the Company implemented a hedging program in the first quarter of 2016, which included the execution of commodity forward contracts for certain contracted natural gas requirements.  At March 31, 2016 and 2015, the Company had entered into commodity forward contracts covering approximately 12,600,000 MM BTUs and 5,400,000 MM BTUs, respectively.

The Company accounts for the above forward contracts as cash flow hedges at March 31, 2016 and recognizes them on the balance sheet at fair value.  The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owners’ equity (“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings.  An unrecognized loss of $4 million and an unrecognized loss of less than $1 million at March 31, 2016 and 2015, respectively, related to the commodity forward contracts was included in Accumulated OCI, and will be reclassified into earnings in the period when the commodity forward contracts expire.  Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.  The ineffectiveness related to these natural gas hedges for the three months ended March 31, 2016 and 2015 was not material.

The effect of the commodity forward contracts on the results of operations for the three months ended March 31, 2016 and 2015 is as follows:

		Amount of Gain (Loss) Reclassified from
Amount of Gain (Loss) Recognized in OCI on		Accumulated OCI into Income
Commodity Forward Contracts		(reported in cost of goods sold)
(Effective Portion)		(Effective Portion)
2016	2015	2016	2015
$(4)	$—	$2	$—

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

At March 31, 2016 and 2015, the Company had outstanding foreign exchange and option agreements denominated in various currencies covering the equivalent of approximately $660 million and $532 million, respectively, related primarily to intercompany transactions and loans.

The effect of the forward exchange derivative contracts on the results of operations for the three months ended March 31, 2016 and 2015 is as follows:

	Amount of Gain (Loss)
Location of Gain (Loss)	Recognized in Income on
Recognized in Income on	Foreign Exchange Contracts
Foreign Exchange Contracts	2016	2015
Other expense	$5	$11

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

The following table shows the amount and classification (as noted above) of the Company’s derivatives at March 31, 2016, December 31, 2015 and March 31, 2015:

	Fair Value
	Balance Sheet	March 31,	December 31,	March 31,
	Location	2016	2015	2015
Asset derivatives:
Derivatives not designated as hedging instruments:
Forward exchange derivative contracts	a	$15	$14	$21
Total asset derivatives		$15	$14	$21
Liability derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	c	$4	$3	$—
Derivatives not designated as hedging instruments:
Forward exchange derivative contracts	c	2	2	2
Total liability derivatives		$6	$5	$2

5.  Restructuring Accruals

Selected information related to the restructuring accruals for the three months ended March 31, 2016 and 2015 is as follows:

		Other
	Asia Pacific	Restructuring	Total
	Restructuring	Actions	Restructuring
Balance at January 1, 2016	$7	$36	$43
Charges	1	18	19
Write-down of assets to net realizable value		(7)	(7)
Net cash paid, principally severance and related benefits	(1)	(12)	(13)
Other, including foreign exchange translation	(1)	(1)	(2)
Balance at March 31, 2016	$6	$34	$40

	European		Other
	Asset	Asia Pacific	Restructuring	Total
	Optimization	Restructuring	Actions	Restructuring
Balance at January 1, 2015	$12	$12	$36	$60
Net cash paid, principally severance and related benefits		(1)	(9)	(10)
Other, including foreign exchange translation	(1)	(1)	(2)	(4)
Balance at March 31, 2015	$11	$10	$25	$46

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

Asia Pacific Restructuring

During the three months ended March 31, 2016, the Company recorded charges of $1 million.  These charges primarily represented other exit costs as part of the Company’s Asia Pacific Restructuring program. The Company has recorded total cumulative charges of $221 million under this program.

Other Restructuring Actions

During the three months ended March 31, 2016, the Company recorded charges of $18 million.  These charges primarily represented employee costs, write-down of assets, and other exit costs of $14 million for a plant closure in the first quarter of 2016 in Latin America, $3 million related to a previous plant closure in North America and $1 million related to other restructuring actions.

6.  Pension Benefit Plans

The components of the net periodic pension cost for the three months ended March 31, 2016 and 2015 are as follows:

	U.S.		Non-U.S.
	2016	2015	2016	2015
Service cost	$4	$6	$4	$4
Interest cost	24	24	13	12
Expected asset return	(38)	(42)	(21)	(21)

Amortization:
Actuarial loss	15	19	5	5
Net periodic pension cost	$5	$7	$1	$—

In March 2016, the Company remeasured the liability related to its hourly plan in the U.S. to reflect certain changes in future benefits. The remeasurement resulted in an increase to its pension liability of approximately $60 million and has been reflected in other comprehensive income.

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

8.  Debt

The following table summarizes the long-term debt of the Company:

	March 31,	December 31,	March 31,
	2016	2015	2015
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$288	$—	$—
Term Loans:
Term Loan A	1,534	1,546
Term Loan A (€279 million at March 31, 2016)	309	301
Term Loan B	558	563
Previous Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans			264
Term Loans:
Term Loan B (USD tranche)			389
Term Loan C (CAD tranche)			59
Term Loan D (EUR tranche)			91
Senior Notes:
3.00%, Exchangeable, due 2015			18
7.375%, due 2016			595
6.75%, due 2020 (€500 million)	561	542	534
4.875%, due 2021 (€330 million)	370	357	352
5.00%, due 2022	494	494	493
5.875%, due 2023	680	680
5.375%, due 2025	296	296	296
6.375%, due 2025	294	293
Senior Debentures:
7.80%, due 2018	250	250	249
Capital Leases	58	62	66
Other	32	29	24
Total long-term debt	5,724	5,413	3,430
Less amounts due within one year	62	68	458
Long-term debt	$5,662	$5,345	$2,972

On April 22, 2015, certain of the Company’s subsidiaries entered into a Senior Secured Credit Facility (the “Agreement”), which amended and restated the previous credit agreement (the “Previous Agreement”).  The proceeds from the Agreement were used to repay all outstanding amounts under the Previous Agreement and the 7.375% senior notes due 2016.

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

On February 3, 2016, the Company entered into Amendment No. 4 (“Amendment No. 4”) to the Agreement which provided for an increase in the maximum Total Leverage Ratio (which is calculated by dividing consolidated total debt, less cash and cash equivalents, by consolidated EBITDA, as defined in the Agreement) for purposes of the financial covenant in the Agreement to 5.0x for the fiscal quarters ending March 31, 2016, June 30, 2016 and September 30, 2016, 4.5x for the fiscal quarters ending December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017, and stepping down to 4.0x for the fiscal quarter ending December 31, 2017 and each fiscal quarter thereafter.

At March 31, 2016, the Agreement, as amended through Amendment No. 4 (the “Amended Agreement”), includes a $300 million revolving credit facility, a $600 million multicurrency revolving credit facility, a $1,575 million term loan A facility ($1,534 million net of debt issuance costs), and a €279 million term loan A facility ($309 million net of debt issuance costs), each of which has a final maturity date of April 22, 2020.  The Amended Agreement also includes a $575 million term loan B facility ($558 million net of debt issuance costs) with a final maturity date of September 1, 2022.  At March 31, 2016, the Company had unused credit of $586 million available under the Amended Agreement.  The weighted average interest rate on borrowings outstanding under the Amended Agreement at March 31, 2016 was 2.53%.

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

The Amended Agreement also contains one financial maintenance covenant, a Total Leverage Ratio, that requires the Company as of the last day of a fiscal quarter not to exceed the maximum levels set forth in Amendment No. 4 (as more particularly described above).  The Total Leverage Ratio could restrict the ability of the Company to undertake additional financing or acquisitions to the extent that such financing or acquisitions would cause the Total Leverage Ratio to exceed the specified maximum.

Failure to comply with these covenants and restrictions could result in an event of default under the Amended Agreement.  In such an event, the Company could not request borrowings under the revolving facility, and all amounts outstanding under the Amended Agreement, together with accrued interest, could then be declared immediately due and payable.  If an event of default occurs under the Amended Agreement and the lenders cause all of the outstanding debt obligations under the Amended Agreement to become due and payable, this would result in a default under a number of other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities.  As of March 31, 2016, the Company was in compliance with all covenants and restrictions in the Amended Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Amended Agreement will not be adversely affected by the covenants and restrictions.

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

The Company has a €185 million European accounts receivable securitization program, which extends through March 2019, subject to periodic renewal of backup credit lines.

Information related to the Company’s accounts receivable securitization program is as follows:

	March 31,	December 31,	March 31,
	2016	2015	2015
Balance (included in short-term loans)	$157	$158	$171
Weighted average interest rate	1.03%	1.21%	1.36%

The carrying amounts reported for the accounts receivable securitization program, and certain long-term debt obligations subject to frequently redetermined interest rates, approximate fair value.  Fair values for the Company’s significant fixed rate debt obligations are based on published market quotations, and are classified as Level 1 in the fair value hierarchy.

Fair values at March 31, 2016 of the Company’s significant fixed rate debt obligations are as follows:

	Principal	Indicated
	Amount	Market Price	Fair Value
Senior Notes:
6.75%, due 2020 (€500 million)	$566	$117.13	$663
4.875%, due 2021 (€330 million)	374	109.69	410
5.00%, due 2022	500	101.25	506
5.875%, due 2023	700	104.38	731
5.375%, due 2025	300	100.13	300
6.375%, due 2025	300	105.13	315
Senior Debentures:
7.80%, due 2018	250	110.45	276

9.  Contingencies

Asbestos

The Company is a defendant in numerous lawsuits alleging bodily injury and death as a result of exposure to asbestos.  From 1948 to 1958, one of the Company's former business units commercially produced and sold approximately $40 million of a high-temperature, calcium-silicate based insulation material containing asbestos.  The Company sold its insulation business unit at the end of April 1958.  The typical asbestos personal injury lawsuit alleges various theories of liability, including negligence, gross negligence and strict liability and seeks compensatory and, in some cases, punitive damages in various amounts (herein referred to as "asbestos claims").

As of March 31, 2016, the Company has determined that it is a named defendant in asbestos lawsuits and claims involving approximately 2,000 plaintiffs and claimants.  Based on an analysis of the lawsuits pending as of December 31, 2015, approximately 82% of plaintiffs either do not specify the monetary damages sought, or in the case of court filings, claim an amount sufficient to invoke the jurisdictional minimum of the trial court.  Approximately 11% of plaintiffs specifically plead damages above the jurisdictional minimum up to, and including, $15 million or less, and 7% of plaintiffs specifically plead damages greater than $15 million but less than or equal to $100 million.

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

Since receiving its first asbestos claim, the Company as of March 31, 2016, has disposed of the asbestos claims of approximately 396,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $9,200.  The Company’s asbestos indemnity payments have varied on a per claim basis, and are expected to continue to vary considerably over time.  Asbestos-related cash payments for 2015, 2014 and 2013 were $138 million, $148 million, and $158 million, respectively.  The Company’s cash payments per claim disposed (inclusive of legal costs) were approximately $95,000, $81,000 and $93,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

As noted above, the Company conducts a comprehensive legal review of its asbestos-related liabilities and costs annually in connection with finalizing and reporting its annual results of operations, unless significant changes in trends or new developments warrant an earlier review.  As part of its annual comprehensive legal review, the Company provides historical claims filing data to a third party with expertise in determining the impact of disease incidence and mortality on future filing trends to develop information to assist the Company in estimating the total number of future claims to be filed.  The Company uses this estimate of total future claims, along with an estimation of disposition costs and related legal costs as inputs to develop its best estimate of probable liability. If the results of the annual comprehensive legal review indicate that the existing amount of the accrued liability is lower (higher) than its reasonably estimable asbestos-related costs, then the Company will record an appropriate charge (credit) to the Company’s results of operations to increase (decrease) the accrued liability.

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

The Company revised its method for estimating its asbestos-related liabilities in connection with finalizing and reporting its restated results of operations for the year ended December 31, 2015 and 2014 and concluded that an accrual in the amount of $817 million and $939 million as of December 31, 2015 and 2014, respectively was required. These amounts have not been discounted for the time value of money. The application of the revised method also resulted in charges of $16 million, $46 million and $12 million for the years ending December 31, 2015, 2014 and 2013, respectively.

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

10.  Share Owners’ Equity

The activity in share owners’ equity for the three months ended March 31, 2016 and 2015 is as follows:

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Total Share
	Stock	Par Value	Stock	Loss	Loss	Interests	Owners' Equity
Balance on January 1, 2016	$2	$3,064	$(573)	$(305)	$(2,017)	$108	$279
Issuance of common stock (503,410 shares)		5					5
Reissuance of common stock (134,602 shares)			4				4
Stock compensation		5					5
Net earnings				67		6	73
Other comprehensive income					46	4	50
Balance on March 31, 2016	$2	$3,074	$(569)	$(238)	$(1,971)	$118	$416

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Total Share
	Stock	Par Value	Stock	Loss	Loss	Interests	Owners' Equity
Balance on January 1, 2015	$2	$3,066	$(480)	$(440)	$(1,494)	$117	$771
Issuance of common stock (32,179 shares)							—
Reissuance of common stock (57,459 shares)			2				2
Treasury shares purchased (3,509,496 shares)			(100)				(100)
Stock compensation		8					8
Net earnings				71		4	75
Other comprehensive loss					(216)	(4)	(220)
Acquisitions of noncontrolling interests		(18)				6	(12)
Balance on March 31, 2015	$2	$3,056	$(578)	$(369)	$(1,710)	$123	$524

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

The Company has 250,000,000 shares of common stock authorized with a par value of $.01 per share. Shares outstanding are as follows:

	Shares Outstanding (in thousands)
	March 31,	December 31,	March 31,
	2016	2015	2015

Shares of common stock issued (including treasury shares)	185,303	184,481	184,421

Treasury shares	23,384	23,519	23,170

11.  Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three months ended March 31, 2016 and 2015 is as follows:

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2016	(568)	(17)		(1,432)		$(2,017)
Change before reclassifications	90					90
Amounts reclassified from accumulated other comprehensive income		(2)	(a)	(43)	(b)	(45)
Translation effect				1		1
Other comprehensive income (loss) attributable to the Company	90	(2)		(42)		46
Balance on March 31, 2016	$(478)	$(19)		$(1,474)		$(1,971)

					Total
					Accumulated
	Net Effect of	Change in Certain			Other
	Exchange Rate	Derivative	Employee		Comprehensive
	Fluctuations	Instruments	Benefit Plans		Loss
Balance on January 1, 2015	$(55)	$(11)	$(1,428)		$(1,494)
Change before reclassifications	(253)				(253)
Amounts reclassified from accumulated other comprehensive income			21	(b)	21
Translation effect			15		15
Tax effect			1		1
Other comprehensive income (loss) attributable to the Company	(253)	—	37		(216)
Balance on March 31, 2015	$(308)	$(11)	$(1,391)		$(1,710)

(a)	Amount is included in Cost of goods sold on the Condensed Consolidated Results of Operations (see Note 4 for additional information).
(b)	Amount is included in the computation of net periodic pension cost (see Note 6 for additional information) and net postretirement benefit cost.

12.  Other Expense (Income), net

Other expense (income), net for the three months ended March 31, 2016 and 2015 included the following:

	Three months ended March 31,
	2016	2015
Restructuring, asset impairment and related charges	$19	$—
Gain on sale of land in China	(7)
Foreign currency exchange loss (gain)	3	(5)
Other expense (income)	7	2
	$22	$(3)

13.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2016	2015
Numerator:
Net earnings attributable to the Company	$67	$71
Denominator (in thousands):
Denominator for basic earnings per share-weighted average shares outstanding	161,204	162,146
Effect of dilutive securities:
Stock options and other	589	1,141
Denominator for diluted earnings per share-adjusted weighted average shares outstanding	161,793	163,287
Basic earnings per share:
Earnings from continuing operations	$0.42	$0.44
Loss from discontinued operations	(0.01)
Net earnings	$0.41	$0.44
Diluted earnings per share:
Earnings from continuing operations	$0.42	$0.44
Loss from discontinued operations	(0.01)
Net earnings	$0.41	$0.44

Options to purchase 2,970,687 and 1,798,933 weighted average shares of common stock which were outstanding during the three months ended March 31, 2016 and 2015, respectively, were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares.

14.  Supplemental Cash Flow Information

Financial information regarding the Company’s supplemental cash flow information is as follows:

	Three months ended March 31,
	2016	2015
Interest paid in cash	$84	$59
Income taxes paid in cash (all non-U.S.)	37	32

The Company uses various factoring programs to sell certain receivables to financial institutions as part of managing its cash flows. At March 31, 2016 and 2015, the amount of receivables sold by the Company was $268 million and $219 million, respectively. Any continuing involvement with the sold receivables is immaterial.

15.  Business Combinations

On September 1, 2015, the Company completed the Vitro Acquisition in a cash transaction valued at approximately $2.297 billion in cash, subject to a working capital adjustment and certain other adjustments.  The Vitro Business in Mexico is the largest supplier of glass containers in that country, manufacturing glass containers across multiple end uses, including food, soft drinks, beer, wine and spirits. The Vitro Acquisition included five food and beverage glass container plants in Mexico, a plant in Bolivia and a North American distribution business, and provided the Company with a competitive position in the glass packaging market in Mexico.  The results of the Vitro Business have been included in the Company’s consolidated financial statements since September 1, 2015 and contributed approximately $210 million of net sales and $42 million of segment operating profit in the first quarter of 2016.  Vitro’s food and beverage glass container operations in Mexico and Bolivia are included in the Latin American operating segment while its distribution business is included in the North American operating segment.

The Company financed the Vitro Acquisition with the proceeds from a senior notes offering, cash on hand and the incremental term loan facilities (see Note 8).

The total purchase price will be allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values.  The purchase agreement contains customary provisions for working capital adjustments, which the Company resolved with the seller in the first quarter of 2016.  The purchase price allocation has not been finalized as of March 31, 2016, because the Company has not yet completed its review of the asset and liability values and related amortization and depreciation periods.  The Company expects that the purchase price allocation process will be completed no later than the third quarter of 2016.  The following table summarizes the preliminary estimates of fair value of the assets and liabilities assumed on September 1, 2015 and subsequent adjustments identified through the ongoing purchase price allocation process and recorded through the measurement period:

	September 1, 2015	Measurement Period Adjustments	March 31, 2016
Cash	$17	$—	$17
Other current assets	344	(2)	342
Goodwill	1,073	(292)	781
Customer list intangibles	406	229	635
Net property, plant and equipment	597	56	653
Total assets	2,437	(9)	2,428

Current liabilities	93	10	103
Long-term debt	11		11
Long-term liabilities	36	(19)	17
Net assets acquired	$2,297	$—	$2,297

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

16.  Pro Forma Information – Vitro Acquisition

Had the Vitro Acquisition, described in Note 15 and the related financing described in Note 8, occurred at the beginning of the period, unaudited pro forma consolidated net sales, earnings from continuing operations and earnings from continuing operations per share of common stock (diluted) would have been as follows:

	Three Months Ended March 31, 2015
	As	Acquisition	Financing	Pro Forma
	Reported	Adjustments	Adjustments	As Adjusted

Net sales	$1,421	$207	$—	$1,628

Earnings from continuing operations attributable to the Company	$71	$23	$(17)	$77

Diluted earnings per share from continuing operations	0.44			$0.47

17.  Discontinued Operations

On April 4, 2016, the annulment committee formed by the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”) ruled that a subsidiary of the Company is free to pursue the enforcement of a prior arbitration award against Venezuela.  That award amounts to more than $485 million after including interest from the date of the expropriation by Venezuela (October 26, 2010).  Venezuela’s application to annul the award is still pending and can take up to several years to complete.   The Company intends to take appropriate steps to vigorously enforce and collect the award, which is enforceable in approximately 150 member states that are party to the ICSID Convention. However, even with the lifting of the stay of enforcement, the Company recognizes that the collection of the award may present significant practical challenges. Because the award has yet to be satisfied and the annulment proceeding is pending, the Company is unable at this stage to reasonably predict the efforts that will be necessary to successfully enforce collection of the award, the amount of the award or the timing of any such collection efforts. Therefore, the Company has not recognized this award in its financial statements.

A separate arbitration is pending with ICSID to obtain compensation primarily for third-party minority shareholders’ lost interests in the two expropriated plants.

The loss from discontinued operations of $1 million and less than $1 million for the three months ended March 31, 2016 and 2015 relates to ongoing costs for the Venezuelan expropriation.

18.  New Accounting Pronouncement

Revenue from Contracts with Customers - In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers", which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers”, which delayed by one year the effective date of the new revenue recognition standard, which will be effective for the Company on January 1, 2018. The Company is currently evaluating the effect this standard will have on its consolidated financial statements and related disclosures.  The Company has not yet selected a transition method and is in the process of determining the effect of the standard on its ongoing financial reporting.

Leases - In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases", which will require an entity to recognize lease-related assets and liabilities on their balance sheet. The amendments in this update are effective for fiscal years beginning after December 15, 2018. The Company is currently evaluating the effect this standard will have on its consolidated financial statements and related disclosures.

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

	March 31, 2016
		Guarantor	Non-Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$—	$239	$—	$239
Trade receivables, net			771		771
Inventories			1,107		1,107
Prepaid expenses and other current assets			359		359

Total current assets	—	—	2,476	—	2,476

Investments in and advances to subsidiaries	1,362	1,105		(2,467)
Property, plant and equipment, net			2,996		2,996
Goodwill			2,532		2,532
Intangibles			587		587
Other assets			1,097		1,097

Total assets	$1,362	$1,105	$9,688	$(2,467)	$9,688

Current liabilities :
Short-term loans and long-term debt due within one year	$—	$—	$239	$—	$239
Current portion of asbestos liability	130				130
Accounts payable			1,050		1,050
Other liabilities	7		467	(7)	467

Total current liabilities	137	—	1,756	(7)	1,886

Long-term debt	250		5,662	(250)	5,662
Asbestos-related liabilities	676				676
Other long-term liabilities			1,048		1,048
Share owners’ equity	299	1,105	1,105	(2,210)	299
Noncontrolling interests			117		117

Total liabilities and share owners’ equity	$1,362	$1,105	$9,688	$(2,467)	$9,688

	December 31, 2015
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$—	$399	$—	$399
Trade receivables, net			562		562
Inventories			1,007		1,007
Prepaid expenses and other current assets			366		366

Total current assets	—	—	2,334	—	2,334

Investments in and advances to subsidiaries	1,240	988		(2,228)	—
Property, plant and equipment, net			2,961		2,961
Goodwill			2,489		2,489
Intangibles			597		597
Other assets			1,040		1,040

Total assets	$1,240	$988	$9,421	$(2,228)	$9,421

Current liabilities :
Short-term loans and long-term debt due within one year	$—	$—	$228	$—	$228
Current portion of asbestos liability	130				130
Accounts payable			1,212		1,212
Other liabilities	2		552	(2)	552

Total current liabilities	132	—	1,992	(2)	2,122

Long-term debt	250		5,345	(250)	5,345
Asbestos-related liabilities	687				687
Other long-term liabilities			988		988
Share owners’ equity	171	988	988	(1,976)	171
Noncontrolling interests			108		108

Total liabilities and share owners’ equity	$1,240	$988	$9,421	$(2,228)	$9,421

	March 31, 2015
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$—	$257	$—	$257
Trade receivables, net			667		667
Inventories			1,007		1,007
Prepaid expenses and other current assets			268		268

Total current assets	—	—	2,199	—	2,199

Investments in and advances to subsidiaries	1,583	1,326		(2,909)	—
Property, plant and equipment, net			2,337		2,337
Goodwill			1,752		1,752
Other assets			1,024		1,024

Total assets	$1,583	$1,326	$7,312	$(2,909)	$7,312

Current liabilities :
Short-term loans and long-term debt due within one year	$—	$—	$635	$—	$635
Current portion of asbestos liability	143				143
Accounts payable			919		919
Other liabilities	7		417	(7)	417

Total current liabilities	150	—	1,971	(7)	2,114

Long-term debt	250		2,972	(250)	2,972
Asbestos-related liabilities	782				782
Other long-term liabilities			920		920
Share owners’ equity	401	1,326	1,326	(2,652)	401
Noncontrolling interests			123		123

Total liabilities and share owners’ equity	$1,583	$1,326	$7,312	$(2,909)	$7,312

	Three months ended March 31, 2016
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,588	$—	$1,588
Cost of goods sold			(1,269)		(1,269)

Gross profit	—	—	319	—	319

Selling and administrative expense			(129)		(129)
Research, development and engineering expense			(15)		(15)
Net intercompany interest	5		(5)		—
Interest expense, net	(5)		(61)		(66)
Equity earnings from subsidiaries	67	67		(134)	—
Other equity earnings			14		14
Other expense, net			(22)		(22)

Earnings before income taxes	67	67	101	(134)	101
Provision for income taxes			(27)		(27)

Earnings from continuing operations	67	67	74	(134)	74
Loss from discontinued operations			(1)		(1)

Net earnings	67	67	73	(134)	73
Net (earnings) attributable to noncontrolling interests			(6)		(6)

Net earnings attributable to the Company	$67	$67	$67	$(134)	$67

	Three months ended March 31, 2016
			Non-
		Guarantor	Guarantor
Comprehensive Income	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net earnings	$67	$67	$73	$(134)	$73
Other comprehensive income, net	50	50	50	(100)	50
Total comprehensive loss	117	117	123	(234)	123

Comprehensive income attributable to noncontrolling interests			(9)		(9)
Comprehensive loss attributable to the Company	$117	$117	$114	$(234)	$114

	Three months ended March 31, 2015
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,421	$—	$1,421
Cost of goods sold			(1,153)		(1,153)

Gross profit	—	—	268	—	268

Selling and administrative expense			(124)		(124)
Research, development and engineering expense			(15)		(15)
Net intercompany interest	7		(7)		—
Interest expense, net	(7)		(40)		(47)
Equity earnings from subsidiaries	71	71		(142)	—
Other equity earnings			15		15
Other expense, net			3		3

Earnings before income taxes	71	71	100	(142)	100
Provision for income taxes			(25)		(25)

Earnings from continuing operations	71	71	75	(142)	75
Loss from discontinued operations					—

Net earnings	71	71	75	(142)	75
Net (earnings) attributable to noncontrolling interests			(4)		(4)

Net earnings attributable to the Company	$71	$71	$71	$(142)	$71

	Three months ended March 31, 2015
			Non-
		Guarantor	Guarantor
Comprehensive Income	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net earnings	$71	$71	$75	$(142)	$75
Other comprehensive income, net	(216)	(216)	(220)	432	(220)
Total comprehensive loss	(145)	(145)	(145)	290	(145)

Comprehensive income attributable to noncontrolling interests					—
Comprehensive loss attributable to the Company	$(145)	$(145)	$(145)	$290	$(145)

	Three months ended March 31, 2016
			Non-
		Guarantor	Guarantor
Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash provided by (utilized in) operating activities	$123	$—	$(425)	$—	$(302)
Cash utilized in investing activities			(133)		(133)
Cash provided by (utilized in) financing activities	(123)		399		276

Effect of exchange rate change on cash			(1)		(1)

Net change in cash	—	—	(160)	—	(160)
Cash at beginning of period			399		399

Cash at end of period	$—	$—	$239	$—	$239

	Three months ended March 31, 2015
			Non-
		Guarantor	Guarantor
Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash provided by (utilized in) operating activities	$(15)	$—	$(263)	$—	$(278)
Cash utilized in investing activities			(157)		(157)
Cash provided by financing activities	15		192		207

Effect of exchange rate change on cash			(27)		(27)

Net change in cash	—	—	(255)	—	(255)
Cash at beginning of period			512		512

Cash at end of period	$—	$—	$257	$—	$257

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In connection with the Company’s acquisition of the food and beverage glass container business of Vitro S.A.B. de C.V. and its subsidiaries as conducted in the United States, Mexico and Bolivia on September 1, 2015 (see Note 15 to the Condensed Consolidated Financial Statements), the Company has renamed the former South America segment to the Latin America segment. This change in segment name was made to reflect the addition of the Mexican and Bolivian operations from the Vitro Acquisition into the former South America segment.  The acquired Vitro food and beverage glass container distribution business located in the United States is included in the North American operating segment.

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

Financial information for the three months ended March 31, 2016 and 2015 regarding the Company’s reportable segments is as follows (dollars in millions):

	Three months ended
	March 31,
	2016	2015
Net Sales:
Europe	$563	$567
North America	532	470
Latin America	312	205
Asia Pacific	159	163
Reportable segment totals	1,566	1,405
Other	22	16
Net Sales	$1,588	$1,421

	Three months ended
	March 31,
	2016	2015
Segment operating profit:
Europe	$55	$49
North America	76	71
Latin America	63	30
Asia Pacific	17	18
Reportable segment totals	211	168
Items excluded from segment operating profit:
Retained corporate costs and other	(32)	(21)
Restructuring, asset impairment and other	(12)
Interest expense, net	(66)	(47)
Earnings from continuing operations before income taxes	101	100
Provision for income taxes	(27)	(25)
Earnings from continuing operations	74	75
Loss from discontinued operations	(1)
Net earnings	73	75
Net earnings attributable to noncontrolling interests	(6)	(4)
Net earnings attributable to the Company	$67	$71

Note:  All amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Quarters ended March 31, 2016 and 2015

First Quarter 2016 Highlights

•	The September 1, 2015 Vitro Acquisition increased net sales by $210 million and segment operating profit by $42 million compared to the prior year quarter
•	The unfavorable effect of foreign currency exchange rates reduced net sales by 4% and segment operating profit by 7% compared to the prior year quarter
•	Excluding the impact of foreign currency exchange rates, the first quarter of 2016 was favorably impacted by strong results in Latin America and Europe, as well as global spending controls

Net sales for the first quarter of 2016 were $167 million higher than the first quarter of the prior year primarily due to approximately $210 million of net sales from the acquired Vitro Business.

Segment operating profit for reportable segments for the first quarter of 2016 was $43 million higher than the first quarter of the prior year. The increase was largely attributable to approximately $42 million of segment operating profit from the acquired Vitro Business. Partially offsetting this was the unfavorable effect of changes in foreign currency exchange rates and higher operating costs due to cost inflation.

Net interest expense for the first quarter of 2016 increased $19 million compared to the first quarter of 2015.  The increase was primarily due to higher debt levels from the Vitro Acquisition.

For the first quarter of 2016, the Company recorded earnings from continuing operations attributable to the Company of $68 million, or $0.42 per share (diluted), compared to $71 million, or $0.44 per share (diluted), in the first quarter of 2015. Earnings in the first quarter of 2016 included items that management considered not representative of ongoing operations.  These items decreased net earnings attributable to the Company by $10 million, or $0.06 per share in the first quarter of 2016.

Results of Operations — First Quarter of 2016 compared with First Quarter of 2015

Net Sales

The Company’s net sales in the first quarter of 2016 were $1,588 million compared with $1,421 million for the first quarter of 2015, an increase of $167 million, or 12%. Driven by incremental shipments related to the Vitro Acquisition, total glass container shipments, in tonnes, were up approximately 14% in the first quarter of 2016 compared to the prior year quarter. This resulted in approximately $210 million of additional sales. Excluding the impact of the Vitro Acquisition, shipments were comparable for the first quarters of 2016 and 2015, however, an unfavorable sales mix resulted in slightly lower net sales in the first quarter of 2016. Unfavorable foreign currency exchange rates, primarily due to a weaker Euro, Brazilian real, Colombian peso, Canadian dollar and Australian dollar, impacted sales by $62 million in the first quarter of 2016 compared to the first quarter of 2015. Slightly higher selling prices benefited net sales by $19 million in the quarter.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales— 2015		$1,405
Price	$19
Sales volume (excluding acquisition)	(6)
Effects of changing foreign currency rates	(62)
Vitro Acquisition	210
Total effect on net sales		161
Net sales— 2016		$1,566

Europe:  Net sales in Europe in the first quarter of 2016 were $563 million compared with $567 million for the first quarter of 2015, a decrease of $4 million, or 1%. The primary reason for the decline in net sales in Europe in the first quarter of 2016 was a $5 million impact due to foreign currency exchange rate changes, as the Euro weakened in relation to the U.S. dollar. Glass container shipments in the first quarter of 2016 were up 1% compared to the first quarter of 2015 and were primarily driven by higher shipments to beer and non-alcoholic beverage customers. This increased net sales by $1 million compared to the prior year quarter. Selling prices in Europe were comparable in the first quarter to the same period in the prior year, but are expected to trend lower for the remainder of 2016.

North America:  Net sales in North America in the first quarter of 2016 were $532 million compared with $470 million for the first quarter of 2015, an increase of $62 million, or 13%. Net sales from the acquired Vitro food and beverage business in the U.S. increased the region’s net sales by $68 million in the quarter.  Total glass container shipments in the region were up 9% in the first quarter of 2016 compared to the same quarter in the prior year.  Excluding the impact of the newly acquired Vitro food and beverage business in the U.S., glass container shipments were comparable to the prior year quarter, however, an unfavorable sales mix reduced net sales by $5 million in the first quarter of 2016. This impact to sales mix was due to several customers converting a portion of their glass shipments from carton packaging to bulk shipments. Slightly higher selling prices increased net sales by $1 million in the first quarter of 2016.  Unfavorable foreign currency exchange rate changes decreased net sales by $2 million, as the Canadian dollar weakened in relation to the U.S. dollar.

Latin America:  Net sales in Latin America in the first quarter of 2016 were $312 million compared with $205 million for the first quarter of 2015, an increase of $107 million, or 52%. Net sales from the newly acquired Vitro food and beverage business in Mexico and Bolivia increased the region’s net sales by $142 million in the quarter. Total glass container shipments in the region were up 85% in the first quarter of 2016 compared to the same quarter in the prior year. Excluding the impact of the newly acquired Vitro food and beverage business in the region, shipments in the region were down nearly 5% in the quarter compared to the same quarter in the prior year and this decreased sales by $6 million. This impact was due to a general economic slowdown in Brazil. The unfavorable effects of foreign currency exchange rate changes decreased net sales $45 million in the first quarter of 2016 compared to 2015, principally due to a decline in the Brazilian real and Colombian peso in relation to the U.S. dollar. Higher pricing increased net sales by $16 million in the current quarter.

Asia Pacific:  Net sales in Asia Pacific in the first quarter of 2016 were $159 million compared with $163 million for the first quarter of 2015, a decrease of $4 million, or 2%.  The unfavorable effects of foreign currency exchange rate changes during the first quarter of 2016, primarily due to the weakening of the Australian dollar in relation to the U.S. dollar, decreased net sales by $10 million.  Glass container shipments were up 1% in the first quarter of 2016 compared to the same period in the prior year, primarily due to higher shipments of wine, and this resulted in $4 million of higher sales in the quarter.  Slightly higher selling prices also increased net sales by $2 million in the current quarter.

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

Segment operating profit of reportable segments in the first quarter of 2016 was $211 million compared to $168 million for the first quarter of 2015, an increase of $43 million, or 26%. The increase was largely attributable to approximately $42 million of segment operating profit from the acquired Vitro Business. Partially offsetting this was the unfavorable effect of changes in foreign currency exchange rates and higher operating costs due to cost inflation.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Segment operating profit - 2015		$168
Price	$19
Operating costs	(7)
Effects of changing foreign currency rates	(11)
Vitro Acquisition	42
Total net effect on segment operating profit		43
Segment operating profit - 2016		$211

Europe:  Segment operating profit in Europe in the first quarter of 2016 was $55 million compared with $49 million in the first quarter of 2015, an increase of $6 million, or 12%. The increase in sales volume discussed above improved segment operating profit by $1 million. Operating costs were $5 million lower in the first quarter of 2016 than the prior year quarter due to energy deflation and improved operational performance. In the prior year quarter, production volumes were lower due to asset optimization projects that have now been completed.

North America:  Segment operating profit in North America in the first quarter of 2016 was $76 million compared with $71 million in the first quarter of 2015, an increase of $5 million, or 7%. Segment operating profit from the acquired Vitro food and beverage business in the region contributed $5 million in the quarter. Selling prices were $1 million higher in the current quarter compared to the prior year. The unfavorable sales mix discussed above reduced segment operating profit by $1 million.

Latin America:  Segment operating profit in Latin America in the first quarter of 2016 was $63 million compared with $30 million in the first quarter of 2015, an increase of $33 million, or 110%. Segment operating profit from the newly acquired Vitro food and beverage business contributed approximately $37 million to the region in the quarter. The unfavorable effects of foreign currency exchange rates, especially the Brazilian real and the Colombian peso, decreased segment operating profit by $9 million in the current year quarter. Segment operating profit was also impacted by $9 million of higher operating costs, primarily due to energy and soda ash inflation in Brazil. Partially offsetting these declines were higher selling prices that increased segment operating profit in the first quarter of 2016 by $16 million.  Excluding the impact of the acquired Vitro food and beverage business in the region, the decrease in sales volume discussed above impacted segment operating profit by $2 million.

Asia Pacific:  Segment operating profit in Asia Pacific in the first quarter of 2016 was $17 million compared with $18 million in the first quarter of 2015, a decrease of $1 million, or 6%. The unfavorable effects of foreign currency exchange rates, especially the Australian dollar, decreased segment operating profit by $2 million in the current year quarter. The increase in sales volume discussed above improved segment operating profit by $2 million.  Higher selling prices also increased segment operating profit in the first quarter of 2016 by $2 million. However, cost inflation and higher production downtime due to furnace rebuild activity drove operating costs $3 million higher in the first quarter of 2016 compared to the same quarter in the prior year.

Interest Expense, Net

Net interest expense for the first quarter of 2016 was $66 million compared with $47 million for the first quarter of 2015. The increase was primarily due to higher debt levels due to the Vitro Acquisition.

Provision for Income Taxes

The Company’s effective tax rate from continuing operations for the three months ended March 31, 2016 was 26.7% compared to 24.7% for the three months ended March 31, 2015. The effective tax rate for the first quarter of 2016 was higher than the first quarter of 2015 due to the geographic mix of earnings.

The Company expects that the full year effective tax rate for 2016 will range between 26% and 28% (excluding the tax on items that management considers not representative of ongoing operations).

Earnings from Continuing Operations Attributable to the Company

For the first quarter of 2016, the Company recorded earnings from continuing operations attributable to the Company of $68 million, or $0.42 per share (diluted), compared to $71 million, or $0.44 per share (diluted), in the first quarter of 2015. Earnings in the first quarter of 2016 included items that management considered not representative of ongoing operations. These items decreased net earnings attributable to the Company by $10 million, or $0.06 per share in the first quarter of 2016.

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for the first quarter of 2016 were $32 million compared with $21 million for the first quarter of 2015. These costs are higher in the first quarter of 2016 than the same period in the prior year primarily due to the unfavorable year-over-year impact from currency hedges as well as higher management incentive accruals.

Restructuring, Asset Impairments and Other Charges

During the three months ended March 31, 2016, the Company recorded restructuring, asset impairment and other charges of $19 million. These charges are primarily related to restructuring in the Latin America region. See Note 5 to the Condensed Consolidated Financial Statements for additional information.

Gain on China Land Compensation

During the first quarter of 2016, the Company recorded a gain of $7 million related to compensation received for land that the Company was required to be returned to the Chinese government.

Discontinued Operations

On April 4, 2016, the annulment committee formed by the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”) ruled that a subsidiary of the Company is free to pursue the enforcement of a prior arbitration award against Venezuela.  That award amounts to more than $485 million after including interest from the date of the expropriation by Venezuela (October 26, 2010).  Venezuela’s application to annul the award is still pending and can take up to several years to complete.   The Company intends to take appropriate steps to vigorously enforce and collect the award, which is enforceable in approximately 150 member states that are party to the ICSID Convention. However, even with the lifting of the stay of enforcement, the Company recognizes that the collection of the award may present significant practical challenges. Because the award has yet to be satisfied and the annulment proceeding is pending, the Company is unable at this stage to reasonably predict the efforts that will be necessary to successfully enforce collection of the award, the amount of the award or the timing of any such collection efforts. Therefore, the Company has not recognized this award in its financial statements.

A separate arbitration is pending with ICSID to obtain compensation primarily for third-party minority shareholders’ lost interests in the two expropriated plants.

The loss from discontinued operations of $1 million and less than $1 million for the three months ended March 31, 2016 and 2015 is related to ongoing costs related to the Venezuela expropriation.

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

The Company financed the Vitro Acquisition with the proceeds from senior notes offerings, cash on hand and the incremental term loan facilities (see Note 8 to the Condensed Consolidated Financial Statements).

Capital Resources and Liquidity

As of March 31, 2016, the Company had cash and total debt of $239 million and $5.9 billion, respectively, compared to $257 million and $3.6 billion, respectively, as of March 31, 2015.  A significant portion of the cash was held in mature, liquid markets where the Company has operations, such as the U.S., Europe and Australia, and is readily available to fund global liquidity requirements. The amount of cash held in non-U.S. locations as of March 31, 2016 was $235 million.

Current and Long-Term Debt

On April 22, 2015, certain of the Company’s subsidiaries entered into a Senior Secured Credit Facility (the “Agreement”), which amended and restated the previous credit agreement (the “Previous Agreement”).  The proceeds from the Agreement were used to repay all outstanding amounts under the Previous Agreement and the 7.375% senior notes due 2016.

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

On February 3, 2016, the Company entered into Amendment No. 4 (“Amendment No. 4”) to the Agreement which provided for an increase in the maximum Total Leverage Ratio (which is calculated by dividing consolidated total debt, less cash and cash equivalents, by consolidated EBITDA, as defined in the Agreement) for purposes of the financial covenant in the Agreement to 5.0x for the fiscal quarters ending March 31, 2016, June 30, 2016 and September 30, 2016, 4.5x for the fiscal quarters ending December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017, and stepping down to 4.0x for the fiscal quarter ending December 31, 2017 and each fiscal quarter thereafter.

At March 31, 2016, the Agreement, as amended through Amendment No. 4 (the “Amended Agreement”), includes a $300 million revolving credit facility, a $600 million multicurrency revolving credit facility, a $1,575 million term loan A facility ($1,534 million net of debt issuance costs), and a €279 million term loan A facility ($309 million net of debt issuance costs), each of which has a final maturity date of April 22, 2020.  The Amended Agreement also includes a $575 million term loan B facility ($558 million net of debt issuance costs) with a final maturity date of September 1, 2022.  At March 31, 2016, the Company had unused credit of $586 million available under the Amended Agreement.  The weighted average interest rate on borrowings outstanding under the Amended Agreement at March 31, 2016 was 2.53%.

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

The Amended Agreement also contains one financial maintenance covenant, a Total Leverage Ratio, that requires the Company as of the last day of a fiscal quarter not to exceed the maximum levels set forth in Amendment No. 4 (as more particularly described above).  The Total Leverage Ratio could restrict the ability of the Company to undertake additional financing or acquisitions to the extent that such financing or acquisitions would cause the Total Leverage Ratio to exceed the specified maximum.

Failure to comply with these covenants and restrictions could result in an event of default under the Amended Agreement.  In such an event, the Company could not request borrowings under the revolving facility, and all amounts outstanding under the Amended Agreement, together with accrued interest, could then be declared immediately due and payable.  If an event of default occurs under the Amended Agreement and the lenders cause all of the outstanding debt obligations under the Amended Agreement to become due and payable, this would result in a default under a number of other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities.  As of March 31, 2016, the Company was in compliance with all covenants and restrictions in the Amended Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Amended Agreement will not be adversely affected by the covenants and restrictions.

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

The Company has a €185 million European accounts receivable securitization program, which extends through March 2019, subject to periodic renewal of backup credit lines.

Information related to the Company’s accounts receivable securitization program is as follows:

	March 31,	December 31,	March 31,
	2016	2015	2015
Balance (included in short-term loans)	$157	$158	$171
Weighted average interest rate	1.03%	1.21%	1.36%

Cash Flows

Free cash flow was $(418) million for the first three months of 2016 compared to $(384) million for the first three months of 2015.  The Company defines free cash flow as cash provided by (utilized in) continuing operating activities less additions to property, plant and equipment from continuing operations.  Free cash flow does not conform to U.S. GAAP and should not be construed as an alternative to the cash flow measures reported in accordance with U.S. GAAP.  The Company uses free cash flow for internal reporting, forecasting and budgeting and believes this information allows the board of directors, management, investors and analysts to better understand the Company’s financial performance.

Free cash flow for the three months ended March 31, 2016 and 2015 is calculated as follows (dollars in millions):

	2016	2015
Cash utilized by continuing operating activities	$(301)	$(278)
Additions to property, plant and equipment	(117)	(106)
Free cash flow	$(418)	$(384)

Operating activities:  Cash utilized in continuing operating activities was $301 million for the three months ended March 31, 2016, compared with $278 million for the three months ended March 31, 2015.  The increase in cash utilized in continuing operating activities in the first three months of 2016 was primarily due to an increase in working capital of $488 in the first quarter of 2016 compared to an increase in working capital of $429 million in the first quarter of 2015.  The increase in working capital was mainly due to a decrease in accounts payable in the first quarter of 2016.  Partially offsetting this were higher non-cash charges, such as depreciation and amortization, in the first quarter of 2016.

Investing activities:  Cash utilized in investing activities was $133 million for the three months ended March 31, 2016, compared to $157 million for the three months ended March 31, 2015.  Capital spending for property, plant and equipment was $117 million during the first three months of 2016 and $106 million in the same period in 2015. Acquisition activities in 2016 were $22 million, primarily related to an additional contribution made to the Company’s investment in a joint venture in Nava, Mexico. In the first quarter of 2015, acquisition activities included $52 million paid for acquisitions, primarily related to the Company’s acquisition of a glass container plant in North America.

Financing activities:  Cash provided by financing activities was $276 million for the three months ended March 31, 2016, compared to $207 million for the three months ended March 31, 2015.  The increase in cash provided by financing activities was primarily due to the Company not repurchasing any shares of its common stock in the first quarter of 2016 compared to $100 million of repurchases in the same period in 2015.

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

There have been no other material changes in critical accounting estimates at March 31, 2016 from those described in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2015.

Forward-Looking Statements

This document contains "forward-looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Forward-looking statements reflect the Company's current expectations and projections about future events at the time, and thus involve uncertainty and risk. The words “believe,” “expect,” “anticipate,” “will,” “could,” “would,” “should,” “may,” “plan,” “estimate,” “intend,” “predict,” “potential,” “continue,” and the negatives of these words and other similar expressions generally identify forward looking statements. It is possible the Company's future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) the Company’s ability to integrate the Vitro Business in a timely and cost effective manner, to maintain on existing terms the permits, licenses and other approvals required for the Vitro Business to operate as currently operated, and to realize the expected synergies from the Vitro Acquisition, (2) risks related to the impact of integration of the Vitro Acquisition on earnings and cash flow, (3) risks associated with the significant transaction costs and additional indebtedness that the Company incurred in financing the Vitro Acquisition, (4) the Company’s ability to realize expected growth opportunities and cost savings from the Vitro Acquisition, (5) foreign currency fluctuations relative to the U.S. dollar, specifically the Euro, Brazilian real, Mexican peso, Colombian peso and Australian dollar, (6) changes in capital availability or cost, including interest rate fluctuations and the ability of the Company to refinance debt at favorable terms, (7) the general political, economic and competitive conditions in markets and countries where the Company has operations, including uncertainties related to economic and social conditions, disruptions in capital markets, disruptions in the supply chain, competitive pricing pressures, inflation or deflation, and changes in tax rates and laws, (8) consumer preferences for alternative forms of packaging, (9) cost and availability of raw materials, labor, energy and transportation, (10) the Company’s ability to manage its cost structure, including its success in implementing restructuring plans and achieving cost savings, (11) consolidation among competitors and customers, (12) the ability of the Company to acquire businesses and expand plants, integrate operations of acquired businesses and achieve expected synergies, (13) unanticipated expenditures with respect to environmental, safety and health laws, (14) the Company’s ability to further develop its sales, marketing and product development capabilities, (15) the timing and occurrence of events which are beyond the control of the Company, including any expropriation of the Company’s operations, floods and other natural disasters, events related to asbestos-related claims, (16) the Company’s ability to accurately estimate its total asbestos-related liability, and (17) the Company’s ability to successfully remediate the material weakness in its internal control over financial reporting, and the other risk factors discussed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2015 and any subsequently filed Quarterly Report on Form 10-Q. It is not possible to foresee or identify all such factors. Any forward-looking statements in this document are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. Forward-looking statements are not a guarantee of future performance and actual results or developments may differ materially from expectations. While the Company continually reviews trends and uncertainties affecting the Company's results of operations and financial condition, the Company does not assume any obligation to update or supplement any particular forward-looking statements contained in this document.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

There have been no material changes in market risk at March 31, 2016 from those described in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2015.

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

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act) as of March 31, 2016.

As a result of the material weakness described below, management has concluded that its disclosure controls and procedures were not effective as of March 31, 2016.

Notwithstanding the material weakness, the Chief Executive Officer and Chief Financial Officer concluded that the unaudited condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles in the United States.

Changes in Internal Control Over Financial Reporting

As described in its 2015 10-K/A, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, and concluded that the matter described below was a material weakness in the Company’s internal control over financial reporting and that the Company did not maintain effective internal control over financial reporting as of December 31, 2015.

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

Planned remediation of material weakness – The Company is responsible for implementing changes and improvements to internal control over financial reporting to remediate the control deficiency described above.

To remediate the material weakness described above, the Company will establish policies and procedures for the review, approval and application of generally accepted accounting principles to, and disclosure with respect to, unasserted asbestos claims.  In particular, the Company intends to complement its revised method of determining its asbestos-related liability (see Note 9 to the condensed Consolidated Financial Statements) with appropriate analytical and review controls to ensure that the Company’s liability and related disclosures comply with generally accepted accounting principles.

As the Company continues to evaluate and improve the effectiveness of internal control over financial reporting, the Company may determine to take additional measures  to  address  its material  weakness  or  determine  to  modify  the  remediation efforts  described  above.  Until the remediation  efforts  discussed  above, including any additional remediation efforts that the Company identifies as necessary, are implemented, tested and deemed to be operating effectively, the material weakness described above will continue to exist.  The Company currently expects that these activities will be completed as part of its annual comprehensive legal review of asbestos-related liabilities and costs (as described in Note 9 to the condensed Consolidated Financial Statements) to be completed in the fourth quarter 2016.

Other than the matter described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

For further information on legal proceedings, see Note 9 to the Condensed Consolidated Financial Statements, “Contingencies,” that is included in Part I of this Report and is incorporated herein by reference.

Item 1A.  Risk Factors.

There have been no material changes in risk factors at March 31, 2016 from those described in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not purchase any shares of its common stock for the three months ended March 31, 2016. The Company has $380 million remaining for repurchases pursuant to authorization by its Board of Directors in October 2014 to purchase up to $500 million of the Company’s common stock until December 31, 2017.

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

Exhibit 10.1

Letter Agreement dated March 7, 2016, between Owens-Illinois, Inc. and James W. Baehren (filed as Exhibit 10.1 to Owens-Illinois Inc.’s Form 8-K dated March 7, 2016, File No. 1-9576, and incorporated herein by reference).

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

Exhibit 101

Financial statements from the quarterly report on Form 10-Q of Owens-Illinois, Inc. for the quarter ended March 31, 2016, formatted in XBRL: (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

OWENS-ILLINOIS, INC.

Date	May 13, 2016	By	/s/ Jan A. Bertsch
Jan A. Bertsch
Senior Vice President and Chief Financial Officer