Form 10-Q
period 2016-06-30
OWENS ILLINOIS INC /DE/
filed 2016-07-28
CIK 812074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2016

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

The number of shares of common stock, par value $.01, of Owens-Illinois, Inc. outstanding as of June 30, 2016 was 162,082,123.

Part I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

The Condensed Consolidated Financial Statements of Owens-Illinois, Inc. (the “Company”) presented herein are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated.  All adjustments are of a normal recurring nature. Because the following unaudited condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing in the Company’s Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2015.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales	$1,760	$1,543	$3,348	$2,964
Cost of goods sold	(1,418)	(1,269)	(2,687)	(2,422)

Gross profit	342	274	661	542

Selling and administrative expense	(126)	(118)	(254)	(242)
Research, development and engineering expense	(16)	(16)	(32)	(31)
Interest expense, net	(67)	(74)	(133)	(121)
Equity earnings	15	14	29	29
Other income (expense), net	(7)	(18)	(29)	(15)

Earnings from continuing operations before income taxes	141	62	242	162
Provision for income taxes	(30)	(15)	(57)	(40)

Earnings from continuing operations	111	47	185	122
Loss from discontinued operations	(2)	(2)	(3)	(2)

Net earnings	109	45	182	120
Net (earnings) attributable to noncontrolling interests	(4)	(5)	(10)	(9)
Net earnings attributable to the Company	$105	$40	$172	$111

Amounts attributable to the Company:
Earnings from continuing operations	$107	$42	$175	$113
Loss from discontinued operations	(2)	(2)	(3)	(2)
Net earnings	$105	$40	$172	$111

Basic earnings per share:
Earnings from continuing operations	$0.66	$0.26	$1.08	$0.70
Loss from discontinued operations	(0.01)	(0.01)	(0.02)	(0.01)
Net earnings	$0.65	$0.25	$1.06	$0.69

Weighted averages shares outstanding (thousands)	161,945	160,992	161,574	161,566

Diluted earnings per share:
Earnings from continuing operations	$0.65	$0.26	$1.07	$0.69
Loss from discontinued operations	(0.01)	(0.01)	(0.02)	(0.01)
Net earnings	$0.64	$0.25	$1.05	$0.68

Weighted average diluted shares outstanding (thousands)	162,820	161,907	162,307	162,594

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME

(Dollars in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net earnings	$109	$45	$182	$120
Other comprehensive income (loss):
Foreign currency translation adjustments	(108)	23	(14)	(234)
Pension and other postretirement benefit adjustments, net of tax	26	8	(16)	45
Change in fair value of derivative instruments, net of tax	8	(2)	6	(2)
Other comprehensive income (loss)	(74)	29	(24)	(191)
Total comprehensive income (loss)	35	74	158	(71)
Comprehensive (income) loss attributable to noncontrolling interests	8	(1)	(2)	(1)
Comprehensive income (loss) attributable to the Company	$43	$73	$156	$(72)

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	June 30,	December 31,	June 30,
	2016	2015	2015
Assets
Current assets:
Cash and cash equivalents	$334	$399	$378
Trade receivables, net of allowance of $31 million, $29 million, and $30 million at June 30, 2016, December 31, 2015 and June 30, 2015	831	562	712
Inventories	1,051	1,007	985
Prepaid expenses and other current assets	358	366	310
Total current assets	2,574	2,334	2,385

Property, plant and equipment, net	2,932	2,961	2,386
Goodwill	2,536	2,489	1,789
Intangibles	517	597
Other assets	1,108	1,040	1,058
Total assets	$9,667	$9,421	$7,618

Liabilities and Share Owners' Equity
Current liabilities:
Short-term loans and long-term debt due within one year	$305	$228	$555
Current portion of asbestos-related liabilities	130	130	143
Accounts payable	1,042	1,212	983
Other liabilities	518	552	458
Total current liabilities	1,995	2,122	2,139

Long-term debt	5,549	5,345	3,217
Asbestos-related liabilities	663	687	762
Other long-term liabilities	1,002	988	909
Share owners' equity	458	279	591
Total liabilities and share owners' equity	$9,667	$9,421	$7,618

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in millions)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net earnings	$182	$120
Loss from discontinued operations	3	2
Non-cash charges
Depreciation and amortization	250	197
Pension expense	15	15
Restructuring, asset impairment and related charges	19	22
Cash payments
Pension contributions	(9)	(10)
Asbestos-related payments	(24)	(35)
Cash paid for restructuring activities	(17)	(15)
Change in components of working capital	(491)	(401)
Other, net (a)	(35)	(5)
Cash utilized in continuing operating activities	(107)	(110)
Cash utilized in discontinued operating activities	(3)	(2)
Total cash utilized in operating activities	(110)	(112)
Cash flows from investing activities:
Additions to property, plant and equipment	(207)	(208)
Acquisitions, net of cash acquired	(31)	(52)
Net cash proceeds related to sale of assets	34
Net foreign exchange derivative activity	14	6
Cash utilized in investing activities	(190)	(254)
Cash flows from financing activities:
Changes in borrowings, net	246	400
Issuance of common stock	5	1
Treasury shares purchased		(100)
Distributions to noncontrolling interests	(10)	(12)
Payment of finance fees	(3)	(37)
Cash provided by financing activities	238	252
Effect of exchange rate fluctuations on cash	(3)	(20)
Decrease in cash	(65)	(134)
Cash at beginning of period	399	512
Cash at end of period	$334	$378

(a)	Other, net includes other non-cash charges plus other changes in non-current assets and liabilities.

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

Financial information for the three and six months ended June 30, 2016 and 2015 regarding the Company’s reportable segments is as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net sales:
Europe	$646	$637	$1,209	$1,204
North America	599	530	1,131	1,000
Latin America	345	207	657	412
Asia Pacific	158	153	317	316
Reportable segment totals	1,748	1,527	3,314	2,932
Other	12	16	34	32
Net sales	$1,760	$1,543	$3,348	$2,964

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Segment operating profit:
Europe	$73	$64	$128	$113
North America	92	82	168	153
Latin America	57	27	120	57
Asia Pacific	11	14	28	32
Reportable segment totals	233	187	444	355
Items excluded from segment operating profit:
Retained corporate costs and other	(25)	(18)	(57)	(39)
Restructuring, asset impairment and other		(27)	(12)	(27)
Strategic transaction costs		(6)		(6)
Interest expense, net	(67)	(74)	(133)	(121)
Earnings from continuing operations before income taxes	$141	$62	$242	$162

Financial information regarding the Company’s total assets is as follows:

	June 30,	December 31,	June 30,
	2016	2015	2015
Total assets:
Europe	$2,977	$2,902	$3,117
North America	2,562	2,500	2,042
Latin America	2,798	2,807	1,094
Asia Pacific	981	917	921

Reportable segment totals	9,318	9,126	7,174
Other	349	295	444
Consolidated totals	$9,667	$9,421	$7,618

2.  Inventories

Major classes of inventory at June 30, 2016, December 31, 2015 and June 30, 2015 are as follows:

	June 30,	December 31,	June 30,
	2016	2015	2015
Finished goods	$892	$858	$842
Raw materials	121	113	103
Operating supplies	38	36	40
	$1,051	$1,007	$985

3.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at June 30, 2016, December 31, 2015 and June 30, 2015 are as follows:

	June 30,	December 31,	June 30,
	2016	2015	2015
Prepaid expenses	$70	$52	$60
Value added taxes	172	195	79
Other	116	119	171
	$358	$366	$310

In conjunction with the Vitro Acquisition, part of the total consideration paid by the Company relates to a value added tax receivable of approximately $133 million. This amount is included in “Value added taxes” above and is expected to be refunded to the Company before the end of 2016.

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

Commodity Forward Contracts Designated as Cash Flow Hedges

In several regions, the Company enters into commodity forward contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows.  In North America, the majority of its customer contracts contain provisions that pass the price of natural gas to its customers.  In certain of these contracts, the customer has the option of fixing the natural gas price component for a specified period of time.  To limit the effects of fluctuations in cash flows resulting from these customer contracts, the Company enters into commodity forward contracts related to forecasted natural gas requirements.  In Asia Pacific, the Company implemented a hedging program in the first quarter of 2016, which included the execution of commodity forward contracts for certain contracted natural gas requirements.  At June 30, 2016 and 2015, the Company had entered into commodity forward contracts covering approximately 11,300,000 MM BTUs and 5,900,000 MM BTUs, respectively.

The Company accounts for the above forward contracts as cash flow hedges at June 30, 2016 and recognizes them on the balance sheet at fair value.  The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owners’ equity (“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings.  An unrecognized gain of $3 million and an unrecognized loss of less than $1 million at June 30, 2016 and 2015, respectively, related to the commodity forward contracts was included in Accumulated OCI, and will be reclassified into earnings in the period when the commodity forward contracts expire.  Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.  The ineffectiveness related to these natural gas hedges for the three and six months ended June 30, 2016 and 2015 was not material.

The effect of the commodity forward contracts on the results of operations for the three months ended June 30, 2016 and 2015 is as follows:

		Amount of Gain (Loss) Reclassified from
Amount of Gain Recognized in OCI on		Accumulated OCI into Income
Commodity Forward Contracts		(reported in cost of goods sold)
(Effective Portion)		(Effective Portion)
2016	2015	2016	2015
$7	$—	$(2)	$2

The effect of the commodity forward contracts on the results of operations for the six months ended June 30, 2016 and 2015 is as follows:

		Amount of Gain Reclassified from
Amount of Gain Recognized in OCI on		Accumulated OCI into Income
Commodity Forward Contracts		(reported in cost of goods sold)
(Effective Portion)		(Effective Portion)
2016	2015	2016	2015
$3	$—	$—	$2

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

At June 30, 2016 and 2015, the Company had outstanding foreign exchange and option agreements denominated in various currencies covering the equivalent of approximately $524 million and $606 million, respectively, related primarily to intercompany transactions and loans.

The effect of the forward exchange derivative contracts on the results of operations for the three months ended June 30, 2016 and 2015 is as follows:

	Amount of Gain (Loss)
Location of Gain (Loss)	Recognized in Income on
Recognized in Income on	Foreign Exchange Contracts
Foreign Exchange Contracts	2016	2015
Other expense	$(1)	$(5)

The effect of the forward exchange derivative contracts on the results of operations for the six months ended June 30, 2016 and 2015 is as follows:

	Amount of Gain
Location of Gain	Recognized in Income on
Recognized in Income on	Forward Exchange Contracts
Forward Exchange Contracts	2016	2015
Other expense	$4	$6

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

The following table shows the amount and classification (as noted above) of the Company’s derivatives at June 30, 2016, December 31, 2015 and June 30, 2015:

	Fair Value
	Balance Sheet	June 30,	December 31,	June 30,
	Location	2016	2015	2015
Asset derivatives:
Derivatives designated as hedging instruments:
Commodity forwards contracts	a	$3	$—	$—
Derivatives not designated as hedging instruments:
Forward exchange derivative contracts	a	6	14	8
Total asset derivatives		$9	$14	$8
Liability derivatives:
Derivatives designated as hedging instruments:
Commodity forwards contracts	c	$—	$3	$—
Derivatives not designated as hedging instruments:
Forward exchange derivative contracts	c	3	2	5
Total liability derivatives		$3	$5	$5

5.  Restructuring Accruals

Selected information related to the restructuring accruals for the three months ended June 30, 2016 and 2015 is as follows:

		Other
	Asia Pacific	Restructuring	Total
	Restructuring	Actions	Restructuring
Balance at April 1, 2016	$6	$34	$40
Net cash paid, principally severance and related benefits		(4)	(4)
Other, including foreign exchange translation		(2)	(2)
Balance at June 30, 2016	$6	$28	$34

	European		Other
	Asset	Asia Pacific	Restructuring	Total
	Optimization	Restructuring	Actions	Restructuring
Balance at April 1, 2015	$11	$10	$25	$46
Charges		5	17	22
Write-down of assets to net realizable value		(4)	(7)	(11)
Net cash paid, principally severance and related benefits		(3)	(2)	(5)
Balance at June 30, 2015	$11	$8	$33	$52

Selected information related to the restructuring accruals for the six months ended June 30, 2016 and 2015 is as follows:

		Other
	Asia Pacific	Restructuring	Total
	Restructuring	Actions	Restructuring
Balance at January 1, 2016	$7	$36	$43
Charges	1	18	19
Write-down of assets to net realizable value		(7)	(7)
Net cash paid, principally severance and related benefits	(1)	(16)	(17)
Other, including foreign exchange translation	(1)	(3)	(4)
Balance at June 30, 2016	$6	$28	$34

	European		Other
	Asset	Asia Pacific	Restructuring	Total
	Optimization	Restructuring	Actions	Restructuring
Balance at January 1, 2015	$12	$12	$36	$60
Charges		5	17	22
Write-down of assets to net realizable value		(4)	(7)	(11)
Net cash paid, principally severance and related benefits		(4)	(11)	(15)
Other, including foreign exchange translation	(1)	(1)	(2)	(4)
Balance at June 30, 2015	$11	$8	$33	$52

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

Asia Pacific Restructuring

During the six months ended June 30, 2016, the Company recorded charges of $1 million.  These charges primarily represented other exit costs as part of the Company’s Asia Pacific Restructuring program.

During the three and six months ended June 30, 2015, the Company recorded charges of $5 million.  These charges primarily represented the write-down of assets as part of the Company’s Asia Pacific Restructuring program.

The Company has recorded total cumulative charges of $221 million under this program.

Other Restructuring Actions

During the six months ended June 30, 2016, the Company recorded charges of $18 million.  These charges primarily represented employee costs, write-down of assets, and other exit costs of $14 million for a plant closure in the first quarter of 2016 in Latin America, $3 million related to a previous plant closure in North America and $1 million related to other restructuring actions.

During the three and six months ended June 30, 2015, the Company recorded charges of $17 million.  These charges primarily represented employee costs, write-down of assets, and other exit costs of $13 million that the Company was required to record for furnace closures announced during the second quarter of 2015 in Latin America as well as $4 million of severance and other exit costs related to a furnace closure in North America.

6.  Pension Benefit Plans

The components of the net periodic pension cost for the three months ended June 30, 2016 and 2015 are as follows:

	U.S.		Non-U.S.
	2016	2015	2016	2015
Service cost	$4	$6	$5	$5
Interest cost	25	24	13	12
Expected asset return	(38)	(42)	(21)	(21)

Amortization:
Actuarial loss	16	19	5	5
Net periodic pension cost	$7	$7	$2	$1

The components of the net periodic pension cost for the six months ended June 30, 2016 and 2015 are as follows:

	U.S.		Non-U.S.
	2016	2015	2016	2015
Service cost	$8	$12	$9	$9
Interest cost	49	48	26	24
Expected asset return	(76)	(84)	(42)	(42)

Amortization:
Actuarial loss	31	38	10	10
Net periodic pension cost	$12	$14	$3	$1

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

8.  Debt

The following table summarizes the long-term debt of the Company:

	June 30,	December 31,	June 30,
	2016	2015	2015
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$203	$—	$—
Term Loans:
Term Loan A	1,525	1,546	900
Term Loan A (€279 million at June 30, 2016)	301	301	312
Term Loan B	558	563
Senior Notes:
7.375%, due 2016			299
6.75%, due 2020 (€500 million)	551	542	560
4.875%, due 2021 (€330 million)	363	357	369
5.00%, due 2022	494	494	494
5.875%, due 2023	681	680
5.375%, due 2025	296	296	296
6.375%, due 2025	294	293
Senior Debentures:
7.80%, due 2018	250	250	250
Capital Leases	63	62	64
Other	32	29	21
Total long-term debt	5,611	5,413	3,565
Less amounts due within one year	62	68	348
Long-term debt	$5,549	$5,345	$3,217

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

At June 30, 2016, the Agreement, as amended through Amendment No. 4 (the “Amended Agreement”), includes a $300 million revolving credit facility, a $600 million multicurrency revolving credit facility, a $1,575 million term loan A facility ($1,525 million net of debt issuance costs), and a €279 million term loan A facility ($301 million net of debt issuance costs), each of which has a final maturity date of April 22, 2020.  The Amended Agreement also includes a $575 million term loan B facility ($558 million net of debt issuance costs) with a final maturity date of September 1, 2022.  At June 30, 2016, the Company had unused credit of $636 million available under the Amended Agreement.  The weighted average interest rate on borrowings outstanding under the Amended Agreement at June 30, 2016 was 2.57%.

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

Failure to comply with these covenants and restrictions could result in an event of default under the Amended Agreement.  In such an event, the Company could not request borrowings under the revolving facility, and all amounts outstanding under the Amended Agreement, together with accrued interest, could then be declared immediately due and payable.  If an event of default occurs under the Amended Agreement and the lenders cause all of the outstanding debt obligations under the Amended Agreement to become due and payable, this would result in a default under a number of other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities.  As of June 30, 2016, the Company was in compliance with all covenants and restrictions in the Amended Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Amended Agreement will not be adversely affected by the covenants and restrictions.

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

Information related to the Company’s accounts receivable securitization program is as follows:

	June 30,	December 31,	June 30,
	2016	2015	2015
Balance (included in short-term loans)	$173	$158	$192
Weighted average interest rate	0.70%	1.21%	1.12%

The carrying amounts reported for the accounts receivable securitization program, and certain long-term debt obligations subject to frequently redetermined interest rates, approximate fair value.  Fair values for the Company’s significant fixed rate debt obligations are based on published market quotations, and are classified as Level 1 in the fair value hierarchy.

Fair values at June 30, 2016 of the Company’s significant fixed rate debt obligations are as follows:

	Principal	Indicated
	Amount	Market Price	Fair Value
Senior Notes:
6.75%, due 2020 (€500 million)	$555	$117.51	$652
4.875%, due 2021 (€330 million)	366	110.44	404
5.00%, due 2022	500	100.50	503
5.875%, due 2023	700	104.94	735
6.375%, due 2025	300	105.75	317
5.375%, due 2025	300	98.28	295
Senior Debentures:
7.80%, due 2018	250	110.19	275

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

As of June 30, 2016, the Company has determined that it is a named defendant in asbestos lawsuits and claims involving approximately 2,000 plaintiffs and claimants.  Based on an analysis of the lawsuits pending as of December 31, 2015, approximately 82% of plaintiffs either do not specify the monetary damages sought, or in the case of court filings, claim an amount sufficient to invoke the jurisdictional minimum of the trial court.  Approximately 11% of plaintiffs specifically plead damages above the jurisdictional minimum up to, and including, $15 million or less, and 7% of plaintiffs specifically plead damages greater than $15 million but less than or equal to $100 million.

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

Since receiving its first asbestos claim, the Company as of June 30, 2016, has disposed of the asbestos claims of approximately 396,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $9,200.  The Company’s asbestos indemnity payments have varied on a per claim basis, and are expected to continue to vary considerably over time.  Asbestos-related cash payments for 2015, 2014 and 2013 were $138 million, $148 million, and $158 million, respectively.  The Company’s cash payments per claim disposed (inclusive of legal costs) were approximately $95,000, $81,000 and $93,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The Company has received correspondence from the DOJ and SEC indicating that they do not intend to take any enforcement action and have closed their inquiries into the matter.

The Company’s joint venture in China is involved in litigation with its partner regarding whether the joint venture should be dissolved.  As of June 30, 2016, the Company’s equity investment in this joint venture was approximately $72 million.  The Company intends to vigorously defend its position in this litigation, but is unable to predict the final outcome of the matter.

On July 5, 2016, the Company learned that the Enforcement Division of the SEC is conducting an investigation into certain accounting and control matters pertaining to the Company’s determination of its asbestos-related liabilities.  On May 13, 2016, the Company restated its consolidated financial statements for the years ended December 31, 2015, 2014 and 2013 in order to correct an error related to the Company’s method for estimating its future asbestos-related liabilities. The Company is cooperating with the SEC’s investigation.  At this time, the Company is unable to predict the outcome of this matter or provide meaningful quantification of how the final resolution of this matter may impact its future consolidated financial statements, results of operations, or cash flows.

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

10.  Share Owners’ Equity

The activity in share owners’ equity for the three months ended June 30, 2016 and 2015 is as follows:

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Total Share
	Stock	Par Value	Stock	Loss	Loss	Interests	Owners' Equity
Balance on April 1, 2016	$2	$3,074	$(569)	$(238)	$(1,971)	$118	$416
Issuance of common stock (1,225 shares)							—
Reissuance of common stock (49,234 shares)			3				3
Stock compensation		4					4
Net earnings				105		4	109
Other comprehensive loss					(62)	(12)	(74)
Balance on June 30, 2016	$2	$3,078	$(566)	$(133)	$(2,033)	$110	$458

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Total Share
	Stock	Par Value	Stock	Loss	Loss	Interests	Owners' Equity
Balance on April 1, 2015	$2	$3,056	$(578)	$(369)	$(1,710)	$123	$524
Issuance of common stock (6,928 shares)		1					1
Reissuance of common stock (75,383 shares)			1				1
Treasury shares purchased (599,760 shares)							—
Stock compensation		3					3
Net earnings				40		5	45
Other comprehensive income					33	(4)	29
Distribution to noncontrolling interests						(12)	(12)
Balance on June 30, 2015	$2	$3,060	$(577)	$(329)	$(1,677)	$112	$591

The activity in share owners’ equity for the six months ended June 30, 2016 and 2015 is as follows:

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Total Share
	Stock	Par Value	Stock	Loss	Loss	Interests	Owners' Equity
Balance on January 1, 2016	$2	$3,064	$(573)	$(305)	$(2,017)	$108	$279
Issuance of common stock (504,635 shares)		5					5
Reissuance of common stock (183,836 shares)			7				7
Stock compensation		9					9
Net earnings				172		10	182
Other comprehensive loss					(16)	(8)	(24)
Balance on June 30, 2016	$2	$3,078	$(566)	$(133)	$(2,033)	$110	$458

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Total Share
	Stock	Par Value	Stock	Loss	Loss	Interests	Owners' Equity
Balance on January 1, 2015	$2	$3,066	$(480)	$(440)	$(1,494)	$117	$771
Issuance of common stock (39,107 shares)		1					1
Reissuance of common stock (132,842 shares)			3				3
Treasury shares purchased (4,109,256 shares)			(100)				(100)
Stock compensation		11					11
Net earnings				111		9	120
Other comprehensive loss					(183)	(8)	(191)
Distributions to noncontrolling interests						(12)	(12)
Acquisitions of noncontrolling interests		(18)				6	(12)
Balance on June 30, 2015	$2	$3,060	$(577)	$(329)	$(1,677)	$112	$591

The Company has 250,000,000 shares of common stock authorized with a par value of $.01 per share. Shares outstanding are as follows:

	Shares Outstanding (in thousands)
	June 30,	December 31,	June 30,
	2016	2015	2015

Shares of common stock issued (including treasury shares)	185,417	184,481	184,462

Treasury shares	23,335	23,519	23,694

11.  Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three months ended June 30, 2016 and 2015 is as follows:

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on April 1, 2016	$(478)	$(19)		$(1,474)		$(1,971)
Change before reclassifications	(96)					(96)
Amounts reclassified from accumulated other comprehensive income		7	(a)	15	(b)	22
Translation effect				10		10
Tax effect		1		1		2
Other comprehensive income (loss) attributable to the Company	(96)	8		26		(62)
Balance on June 30, 2016	$(574)	$(11)		$(1,448)		$(2,033)

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on April 1, 2015	$(308)	$(11)		$(1,391)		$(1,710)
Change before reclassifications	27					27
Amounts reclassified from accumulated other comprehensive income		(2)	(a)	17	(b)	15
Translation effect				(9)		(9)
Other comprehensive income (loss) attributable to the Company	27	(2)		8		33
Balance on June 30, 2015	$(281)	$(13)		$(1,383)		$(1,677)

(a)	Amount is included in Cost of goods sold on the Condensed Consolidated Results of Operations (see Note 4 for additional information).
(b)	Amount is included in the computation of net periodic pension cost (see Note 6 for additional information) and net postretirement benefit cost.

The activity in accumulated other comprehensive loss for the six months ended June 30, 2016 and 2015 is as follows:

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2016	$(568)	$(17)		$(1,432)		$(2,017)
Change before reclassifications	(6)					(6)
Amounts reclassified from accumulated other comprehensive income		5	(a)	(28)	(b)	(23)
Translation effect				11		11
Tax effect		1		1		2
Other comprehensive income (loss) attributable to the Company	(6)	6		(16)		(16)
Balance on June 30, 2016	$(574)	$(11)		$(1,448)		$(2,033)

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2015	$(55)	$(11)		$(1,428)		$(1,494)
Change before reclassifications	(226)					(226)
Amounts reclassified from accumulated other comprehensive income		(2)	(a)	38	(b)	36
Translation effect				6		6
Tax effect				1		1
Other comprehensive income (loss) attributable to the Company	(226)	(2)		45		(183)
Balance on June 30, 2015	$(281)	$(13)		$(1,383)		$(1,677)

(a)	Amount is included in Cost of goods sold on the Condensed Consolidated Results of Operations (see Note 4 for additional information).
(b)	Amount is included in the computation of net periodic pension cost (see Note 6 for additional information) and net postretirement benefit cost.

12.  Other Expense (Income), net

Other expense (income), net for the three and six months ended June 30, 2016 and 2015 included the following:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Restructuring, asset impairment and related charges	$—	$22	$19	$22
Gain on sale of land in China			(7)
Strategic transaction costs		6		6
Foreign currency exchange loss	1	3	4	8
Other expense (income)	6	(13)	13	(21)
	$7	$18	$29	$15

13.  Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share:

	Three months ended June 30,
	2016	2015
Numerator:
Net earnings attributable to the Company	$105	$40
Denominator (in thousands):
Denominator for basic earnings per share-weighted average shares outstanding	161,945	160,992
Effect of dilutive securities:
Stock options and other	875	915
Denominator for diluted earnings per share-adjusted weighted average shares outstanding	162,820	161,907
Basic earnings per share:
Earnings from continuing operations	$0.66	$0.26
Loss from discontinued operations	(0.01)	(0.01)
Net earnings	$0.65	$0.25
Diluted earnings per share:
Earnings from continuing operations	$0.65	$0.26
Loss from discontinued operations	(0.01)	(0.01)
Net earnings	$0.64	$0.25

Options to purchase 2,939,441 and 1,750,300 weighted average shares of common stock which were outstanding during the three months ended June 30, 2016 and 2015, respectively, were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares.

	Six months ended June 30,
	2016	2015
Numerator:
Net earnings attributable to the Company	$172	$111
Denominator (in thousands):
Denominator for basic earnings per share-weighted average shares outstanding	161,574	161,566
Effect of dilutive securities:
Stock options and other	733	1,028
Denominator for diluted earnings per share-adjusted weighted average shares outstanding	162,307	162,594
Basic earnings per share:
Earnings from continuing operations	$1.08	$0.70
Loss from discontinued operations	(0.02)	(0.01)
Net earnings	$1.06	$0.69
Diluted earnings per share:
Earnings from continuing operations	$1.07	$0.69
Loss from discontinued operations	(0.02)	(0.01)
Net earnings	$1.05	$0.68

Options to purchase 2,955,064 and 1,774,616 weighted average shares of common stock which were outstanding during the six months ended June 30, 2016 and 2015, respectively, were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares.

14.  Supplemental Cash Flow Information

Financial information regarding the Company’s supplemental cash flow information is as follows:

	Six months ended June 30,
	2016	2015
Interest paid in cash	$136	$125
Income taxes paid in cash (all non-U.S.):	75	72

The Company uses various factoring programs to sell certain receivables to financial institutions as part of managing its cash flows. At June 30, 2016 and 2015, the amount of receivables sold by the Company was $300 million and $285 million, respectively. Any continuing involvement with the sold receivables is immaterial.

15.  Business Combinations

On September 1, 2015, the Company completed the Vitro Acquisition in a cash transaction valued at approximately $2.297 billion in cash, subject to a working capital adjustment and certain other adjustments.  The Vitro Business in Mexico is the largest supplier of glass containers in that country manufacturing glass containers across multiple end uses, including food, soft drinks, beer, wine and spirits. The Vitro Acquisition included five food and beverage glass container plants in Mexico, a plant in Bolivia and a North American distribution business, and provided the Company with a competitive position in the glass packaging market in Mexico.  The results of the Vitro Business have been included in the Company’s consolidated financial statements since September 1, 2015 and contributed approximately $444 million of net sales and $86 million of segment operating profit in the first six months of 2016.  Vitro’s food and beverage glass container operations in Mexico and Bolivia are included in the Latin American operating segment while its distribution business is included in the North American operating segment.

The Company financed the Vitro Acquisition with the proceeds from a senior notes offering, cash on hand and the incremental term loan facilities (see Note 8).

The total purchase price will be allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values.  The purchase agreement contains customary provisions for working capital adjustments, which the Company resolved with the seller in the first quarter of 2016.  The purchase price allocation has not been finalized as of June 30, 2016, because the Company has not yet completed its review of the asset and liability values and related amortization and depreciation periods.  The Company expects that the purchase price allocation process will be completed no later than the third quarter of 2016.  The following table summarizes the preliminary estimates of fair value of the assets and liabilities assumed on September 1, 2015 and subsequent adjustments identified through the ongoing purchase price allocation process and recorded through the measurement period:

	September 1, 2015	Measurement Period Adjustments	June 30, 2016
Cash	$17	$—	$17
Other current assets	344	(10)	334
Goodwill	1,073	(254)	819
Customer list intangibles and other	406	206	612
Net property, plant and equipment	597	50	647
Total assets	2,437	(8)	2,429

Current liabilities	93	(8)	85
Long-term debt	11		11
Long-term liabilities	36		36
Net assets acquired	$2,297	$—	$2,297

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

16.  Pro Forma Information – Vitro Acquisition

Had the Vitro Acquisition, described in Note 15 and the related financing described in Note 8, occurred at the beginning of the period, unaudited pro forma consolidated net sales, earnings from continuing operations and earnings from continuing operations per share of common stock (diluted) would have been as follows:

	Three Months Ended June 30, 2015
	As	Acquisition	Financing	Pro Forma
	Reported	Adjustments	Adjustments	As Adjusted

Net sales	$1,543	$224	$	$1,767

Earnings from continuing operations attributable to the Company	$42	$29	$(17)	$54

Diluted earnings per share from continuing operations	0.26			$0.33

	Six months ended June 30, 2015
	As	Acquisition	Financing	Pro Forma
	Reported	Adjustments	Adjustments	As Adjusted

Net sales	$2,964	$431	$	$3,395

Earnings from continuing operations attributable to the Company	$113	$52	$(34)	$131

Diluted earnings per share from continuing operations	$0.69			$0.81

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

The loss from discontinued operations of $3 million and $2 million for the six months ended June 30, 2016 and 2015 relates to ongoing costs for the Venezuelan expropriation.

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

Leases - In February 2016, the FASB issued ASU No. 2016-02, "Leases", which will require an entity to recognize lease-related assets and liabilities on their balance sheet. The amendments in this update are effective for fiscal years beginning after December 15, 2018. The Company is currently evaluating the effect this standard will have on its consolidated financial statements and related disclosures.

Stock Compensation - In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which requires all excess tax benefits or deficiencies to be recognized as income tax expense or benefit in the income statement. In addition, excess tax benefits should be classified along with other income tax cash flows as an operating activity in the statement of cash flows. Application of the standard is required for the annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact the new standard will have on its condensed consolidated financial statements.

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

	June 30, 2016
		Guarantor	Non-Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$—	$334	$—	$334
Trade receivables, net			831		831
Inventories			1,051		1,051
Prepaid expenses and other current assets			358		358

Total current assets	—	—	2,574	—	2,574

Investments in and advances to subsidiaries	1,394	1,142		(2,536)	—
Property, plant and equipment, net			2,932		2,932
Goodwill			2,536		2,536
Intangibles			517		517
Other assets			1,108		1,108

Total assets	$1,394	$1,142	$9,667	$(2,536)	$9,667

Current liabilities :
Short-term loans and long-term debt due within one year	$—	$—	$305	$—	$305
Current portion of asbestos liability	130				130
Accounts payable			1,042		1,042
Other liabilities	2		518	(2)	518

Total current liabilities	132	—	1,865	(2)	1,995

Long-term debt	250		5,549	(250)	5,549
Asbestos-related liabilities	663				663
Other long-term liabilities			1,002		1,002
Share owners’ equity	349	1,142	1,142	(2,284)	349
Noncontrolling interests			109		109

Total liabilities and share owners’ equity	$1,394	$1,142	$9,667	$(2,536)	$9,667

	December 31, 2015
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$—	$399	$—	$399
Trade receivables, net			562		562
Inventories			1,007		1,007
Prepaid expenses and other current assets			366		366

Total current assets	—	—	2,334	—	2,334

Investments in and advances to subsidiaries	1,240	988		(2,228)	—
Property, plant and equipment, net			2,961		2,961
Goodwill			2,489		2,489
Intangibles			597		597
Other assets			1,040		1,040

Total assets	$1,240	$988	$9,421	$(2,228)	$9,421

Current liabilities :
Short-term loans and long-term debt due within one year	$—	$—	$228	$—	$228
Current portion of asbestos liability	130				130
Accounts payable			1,212		1,212
Other liabilities	2		552	(2)	552

Total current liabilities	132	—	1,992	(2)	2,122

Long-term debt	250		5,345	(250)	5,345
Asbestos-related liabilities	687				687
Other long-term liabilities			988		988
Share owners’ equity	171	988	988	(1,976)	171
Noncontrolling interests			108		108

Total liabilities and share owners’ equity	$1,240	$988	$9,421	$(2,228)	$9,421

	June 30, 2015
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$—	$378	$—	$378
Trade receivables, net			712		712
Inventories			985		985
Prepaid expenses and other current assets			310		310

Total current assets	—	—	2,385	—	2,385

Investments in and advances to subsidiaries	1,636	1,384		(3,020)	—
Property, plant and equipment, net			2,386		2,386
Goodwill			1,789		1,789
Other assets			1,058		1,058

Total assets	$1,636	$1,384	$7,618	$(3,020)	$7,618

Current liabilities :
Short-term loans and long-term debt due within one year	$—	$—	$555	$—	$555
Current portion of asbestos liability	143				143
Accounts payable			983		983
Other liabilities	2		458	(2)	458

Total current liabilities	145	—	1,996	(2)	2,139

Long-term debt	250		3,217	(250)	3,217
Asbestos-related liabilities	762				762
Other long-term liabilities			909		909
Share owners’ equity	479	1,384	1,384	(2,768)	479
Noncontrolling interests			112		112

Total liabilities and share owners’ equity	$1,636	$1,384	$7,618	$(3,020)	$7,618

	Three months ended June 30, 2016
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,760	$—	$1,760
Cost of goods sold			(1,418)		(1,418)

Gross profit	—	—	342	—	342

Selling and administrative expense			(126)		(126)
Research, development and engineering expense			(16)		(16)
Net intercompany interest	5		(5)		—
Interest expense, net	(5)		(62)		(67)
Equity earnings from subsidiaries	105	105		(210)	—
Other equity earnings			15		15
Other expense, net			(7)		(7)

Earnings before income taxes	105	105	141	(210)	141
Provision for income taxes			(30)		(30)

Earnings from continuing operations	105	105	111	(210)	111
Loss from discontinued operations			(2)		(2)

Net earnings	105	105	109	(210)	109
Net (earnings) attributable to noncontrolling interests			(4)		(4)

Net earnings attributable to the Company	$105	$105	$105	$(210)	$105

	Three months ended June 30, 2016
			Non-
		Guarantor	Guarantor
Comprehensive Income	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net earnings	$105	$105	$109	$(210)	$109
Other comprehensive income, net	(66)	(66)	(74)	132	(74)
Total comprehensive loss	39	39	35	(78)	35

Comprehensive income attributable to noncontrolling interests			8		8

Comprehensive loss attributable to the Company	$39	$39	$43	$(78)	$43

	Three months ended June 30, 2015
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,543	$—	$1,543
Cost of goods sold			(1,269)		(1,269)

Gross profit	—	—	274	—	274

Selling and administrative expense			(118)		(118)
Research, development and engineering expense			(16)		(16)
Net intercompany interest	5		(5)		—
Interest expense, net	(5)		(69)		(74)
Equity earnings from subsidiaries	40	40		(80)	—
Other equity earnings			14		14
Other expense, net			(18)		(18)

Earnings before income taxes	40	40	62	(80)	62
Provision for income taxes			(15)		(15)

Earnings from continuing operations	40	40	47	(80)	47
Loss from discontinued operations			(2)		(2)

Net earnings	40	40	45	(80)	45
Net (earnings) attributable to noncontrolling interests			(5)		(5)

Net earnings attributable to the Company	$40	$40	$40	$(80)	$40

	Three months ended June 30, 2015
			Non-
		Guarantor	Guarantor
Comprehensive Income	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net earnings	$40	$40	$45	$(80)	$45
Other comprehensive income, net	28	28	29	(56)	29
Total comprehensive loss	68	68	74	(136)	74

Comprehensive income attributable to noncontrolling interests			(1)		(1)

Comprehensive loss attributable to the Company	$68	$68	$73	$(136)	$73

	Six months ended June 30, 2016
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$3,348	$—	$3,348
Cost of goods sold			(2,687)		(2,687)

Gross profit	—	—	661	—	661

Selling and administrative expense			(254)		(254)
Research, development and engineering expense			(32)		(32)
Net intercompany interest	10		(10)		—
Interest expense, net	(10)		(123)		(133)
Equity earnings from subsidiaries	172	172		(344)	—
Other equity earnings			29		29
Other expense, net			(29)		(29)

Earnings before income taxes	172	172	242	(344)	242
Provision for income taxes			(57)		(57)

Earnings from continuing operations	172	172	185	(344)	185
Loss from discontinued operations			(3)		(3)

Net earnings	172	172	182	(344)	182
Net (earnings) attributable to noncontrolling interests			(10)		(10)

Net earnings attributable to the Company	$172	$172	$172	$(344)	$172

	Six months ended June 30, 2016
			Non-
		Guarantor	Guarantor
Comprehensive Income	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net earnings	$172	$172	$182	$(344)	$182
Other comprehensive income, net	(26)	(26)	(24)	52	(24)

Total comprehensive loss	146	146	158	(292)	158

Comprehensive income attributable to noncontrolling interests			(2)		(2)

Comprehensive income (loss) attributable to the Company	$146	$146	$156	$(292)	$156

	Six months ended June 30, 2015
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$2,964	$—	$2,964
Cost of goods sold			(2,422)		(2,422)

Gross profit		—	542		542

Selling and administrative expense			(242)		(242)
Research, development and engineering expense			(31)		(31)
Net intercompany interest	10		(10)		—
Interest expense, net	(10)		(111)		(121)
Equity earnings from subsidiaries	111	111		(222)	—
Other equity earnings			29		29
Other expense, net			(15)		(15)

Earnings before income taxes	111	111	162	(222)	162
Provision for income taxes			(40)		(40)

Earnings from continuing operations	111	111	122	(222)	122
Loss from discontinued operations			(2)		(2)

Net earnings	111	111	120	(222)	120
Net (earnings) attributable to noncontrolling interests			(9)		(9)

Net earnings attributable to the Company	$111	$111	$111	$(222)	$111

	Six months ended June 30, 2015
			Non-
		Guarantor	Guarantor
Comprehensive Income	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net earnings	$111	$111	$120	$(222)	$120
Other comprehensive income, net	(192)	(192)	(191)	384	(191)

Total comprehensive loss	(81)	(81)	(71)	162	(71)

Comprehensive income attributable to noncontrolling interests			(1)		(1)

Comprehensive loss attributable to the Company	$(81)	$(81)	$(72)	$162	$(72)

	Six months ended June 30, 2016
			Non-
		Guarantor	Guarantor
Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash provided by (utilized in) operating activities	$(24)	$—	$(86)	$—	$(110)
Cash utilized in investing activities			(190)		(190)
Cash provided by (utilized in) financing activities	24		214		238

Effect of exchange rate change on cash			(3)		(3)

Net change in cash	—	—	(65)	—	(65)
Cash at beginning of period			399		399

Cash at end of period	$—	$—	$334	$—	$334

	Six months ended June 30, 2015
			Non-
		Guarantor	Guarantor
Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash provided by (utilized in) operating activities	$(35)	$—	$(77)	$—	$(112)
Cash utilized in investing activities			(254)		(254)
Cash provided by financing activities	35		217		252

Effect of exchange rate change on cash			(20)		(20)

Net change in cash	—	—	(134)	—	(134)
Cash at beginning of period			512		512

Cash at end of period	$—	$—	$378	$—	$378

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

The Company’s measure of profit for its reportable segments is segment operating profit, which consists of consolidated earnings from continuing operations before interest income, interest expense, and provision for income taxes and excludes amounts related to certain items that management considers not representative of ongoing operations as well as certain retained corporate costs.  The segment data presented below is prepared in accordance with general accounting principles for segment reporting.  The lines titled “reportable segment totals” in both net sales and segment operating profit, however, are non-GAAP measures when presented outside of the financial statement footnotes.  Management has included reportable segment totals below to facilitate the discussion and analysis of financial condition and results of operations and believes this information allows the board of directors, management, investors and analysts to better understand the Company’s financial performance.  The Company’s management uses segment operating profit, in combination with net sales and selected cash flow information, to evaluate performance and to allocate resources.

Financial information for the three and six months ended June 30, 2016 and 2015 regarding the Company’s reportable segments is as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net Sales:
Europe	$646	$637	$1,209	$1,204
North America	599	530	1,131	1,000
Latin America	345	207	657	412
Asia Pacific	158	153	317	316
Reportable segment totals	1,748	1,527	3,314	2,932
Other	12	16	34	32
Net Sales	$1,760	$1,543	$3,348	$2,964

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Segment operating profit:
Europe	$73	$64	$128	$113
North America	92	82	168	153
Latin America	57	27	120	57
Asia Pacific	11	14	28	32
Reportable segment totals	233	187	444	355
Items excluded from segment operating profit:
Retained corporate costs and other	(25)	(18)	(57)	(39)
Restructuring, asset impairment and other charges		(27)	(12)	(27)
Strategic transaction costs		(6)		(6)
Interest expense, net	(67)	(74)	(133)	(121)
Earnings from continuing operations before income taxes	141	62	242	162
Provision for income taxes	(30)	(15)	(57)	(40)
Earnings from continuing operations	111	47	185	122
Loss from discontinued operations	(2)	(2)	(3)	(2)
Net earnings	109	45	182	120
Net (earnings) attributable to noncontrolling interests	(4)	(5)	(10)	(9)
Net earnings attributable to the Company	$105	$40	$172	$111
Net earnings from continuing operations attributable to the Company	$107	$42	$175	$113

Note:  All amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Quarters ended June 30, 2016 and 2015

Second Quarter 2016 Highlights

•	The September 1, 2015 Vitro Acquisition increased net sales by $234 million and segment operating profit by $44 million compared to the prior year quarter
•	The unfavorable effect of foreign currency exchange rates reduced net sales by $31 million and segment operating profit by $5 million compared to the prior year quarter
•

Driven by the Vitro Acquisition and progress on strategic initiatives, segment operating profit was higher in all regions, except for Asia Pacific, in the second quarter of 2016 compared to the prior year quarter

Net sales for the second quarter of 2016 were $217 million higher than the second quarter of the prior year primarily due to approximately $234 million of net sales from the acquired Vitro Business, partially offset by the unfavorable effect of changes in foreign currency exchange rates.

Segment operating profit for reportable segments for the second quarter of 2016 was $46 million higher than the second quarter of the prior year. The increase was largely attributable to approximately $44 million of segment operating profit from the acquired Vitro Business. Partially offsetting this was the unfavorable effect of changes in foreign currency exchange rates and higher operating costs due to cost inflation.

Net interest expense for the second quarter of 2016 decreased $7 million compared to the second quarter of 2015.  Interest expense in the second quarter of 2015 included $28 million principally due to note repurchase premiums and the write-off of finance fees related to debt redeemed in the quarter.  Exclusive of these items, net interest expense increased $21 million in the current year quarter primarily due to higher debt levels due to the Vitro Acquisition.

For the second quarter of 2016, the Company recorded earnings from continuing operations attributable to the Company of $107 million, or $0.65 per share (diluted), compared to $42 million, or $0.26 per share (diluted), in the second quarter of 2015. Earnings in the second quarter of 2015 included items that management considered not representative of ongoing operations.  These items decreased net earnings attributable to the Company by $55 million, or $0.34 per share in the second quarter of 2015 as set forth in the following table (dollars in millions).

Net Earnings
Increase
(Decrease)
Description	2015
Restructuring, asset impairment and other charges	$(27)
Note repurchase premiums and write-off of finance fees	(28)
Strategic transaction costs	(6)
Net tax benefit for income tax on items above	6
Total	$(55)

Results of Operations — Second Quarter of 2016 compared with Second Quarter of 2015

Net Sales

The Company’s net sales in the second quarter of 2016 were $1,760 million compared with $1,543 million for the second quarter of 2015, an increase of $217 million, or 14%. Driven by incremental shipments related to the Vitro Acquisition, total glass container shipments, in tonnes, were up approximately 15% in the second quarter of 2016 compared to the prior year quarter. This resulted in approximately $234 million of additional sales. Excluding the impact of the Vitro Acquisition, shipments were up approximately 1% for the second quarter of 2016 compared to the same period in 2015, however, an unfavorable sales mix resulted in comparable net sales in the second quarter of 2016. Unfavorable foreign currency exchange rates, primarily due to a weaker Brazilian real, Colombian peso, Canadian dollar and Australian dollar, impacted sales by $31 million in the second quarter of 2016 compared to the second quarter of 2015. Slightly higher selling prices benefited net sales by $18 million in the quarter.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Reportable segment net sales— 2015		$1,527
Price	$18
Effects of changing foreign currency rates	(31)
Vitro acquisition	234
Total effect on reportable segment net sales		221
Reportable segment net sales— 2016		$1,748

Europe:  Net sales in Europe in the second quarter of 2016 were $646 million compared with $637 million for the second quarter of 2015, an increase of $9 million, or 1%. The primary reason for this increase in net sales was $18 million of higher glass shipments, which were up approximately 3% compared to the second quarter of 2015. This increase was primarily driven by higher shipments to beer and wine beverage customers in the quarter. The increase in net sales was partially offset by lower selling prices in Europe, which decreased net sales by $9 million in the second quarter compared to the same period in the prior year. Lower year-over-year pricing trends are expected to be less intense for the remainder of 2016.

North America:  Net sales in North America in the second quarter of 2016 were $599 million compared with $530 million for the second quarter of 2015, an increase of $69 million, or 13%. Net sales from the acquired Vitro food and beverage business in the U.S. increased the region’s net sales by $75 million in the quarter. Total glass container shipments in the region were up 8% in the second quarter of 2016 compared to the same quarter in the prior year.  Excluding the impact of the newly acquired Vitro food and beverage business in the U.S., glass container shipments were comparable to the prior year quarter, however, an unfavorable sales mix reduced net sales by $13 million in the second quarter of 2016. This impact to sales mix was due to several customers converting a portion of their glass shipments from carton packaging to bulk shipments. Slightly higher selling prices increased net sales by $9 million in the second quarter of 2016. Unfavorable foreign currency exchange rate changes decreased net sales by $2 million, as the Canadian dollar weakened in relation to the U.S. dollar.

Latin America:  Net sales in Latin America in the second quarter of 2016 were $345 million compared with $207 million for the second quarter of 2015, an increase of $138 million, or 67%. Net sales from the newly acquired Vitro food and beverage business in Mexico and Bolivia increased the region’s net sales by $159 million in the quarter. Total glass container shipments in the region were up 94% in the second quarter of 2016 compared to the same quarter in the prior year. Excluding the impact of the newly acquired Vitro food and beverage business in the region, shipments in the region were down nearly 7% in the quarter compared to the same period in 2015 and this decreased sales by $14 million. This impact was primarily due to a general economic slowdown in Brazil. The unfavorable effects of foreign currency exchange rate changes decreased net sales $23 million in the second quarter of 2016 compared to 2015, principally due to a decline in the Brazilian real and Colombian peso in relation to the U.S. dollar. Higher pricing increased net sales by $16 million in the current quarter.

Asia Pacific:  Net sales in Asia Pacific in the second quarter of 2016 were $158 million compared with $153 million for the second quarter of 2015, an increase of $5 million, or 3%. Glass container shipments were up 2% in the second quarter of 2016 compared to the same period in the prior year, primarily due to higher shipments to wine and beer customers, and this resulted in $9 million of higher sales in the quarter.  Slightly higher selling prices also increased net sales by $2 million in the current quarter. The unfavorable effects of foreign currency exchange rate changes during the second quarter of 2016, primarily due to the weakening of the Australian dollar in relation to the U.S. dollar, decreased net sales by $6 million.

Earnings from Continuing Operations before Income Taxes and Segment Operating Profit

Earnings from continuing operations were $141 million in the second quarter of 2016 compared with $62 million for the second quarter of 2015, an increase of $79 million, or 127%. This increase was primarily due to higher segment operating profit, partially offset by higher retained corporate costs and other, and lower restructuring and strategic transaction costs in 2016.

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

Segment operating profit of reportable segments in the second quarter of 2016 was $233 million compared with $187 million for the second quarter of 2015, an increase of $46 million, or 25%. The increase was largely attributable to approximately $44 million of segment operating profit from the acquired Vitro Business. Partially offsetting this was the unfavorable effect of changes in foreign currency exchange rates and higher operating costs due to cost inflation.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Reportable segment operating profit - 2015		$187
Price	$18
Operating costs	(11)
Effects of changing foreign currency rates	(5)
Vitro acquisition	44
Total net effect on reportable segment operating profit		46
Reportable segment operating profit - 2016		$233

Europe:  Segment operating profit in Europe in the second quarter of 2016 was $73 million compared with $64 million in the second quarter of 2015, an increase of $9 million, or 14%. The increase in sales volume discussed above improved segment operating profit by $4 million. Operating costs were $18 million lower in the second quarter of 2016 than the prior year quarter due to energy deflation and improved operational performance. In the prior year quarter, production volumes were lower due to asset optimization projects that have now been completed. The unfavorable effects of foreign currency exchange rates decreased segment operating profit by $4 million in the current year quarter. Lower selling prices decreased segment operating profit by $9 million in the current quarter compared to the prior year.

The results of the United Kingdom’s referendum on withdrawal from the European Union in June 2016 is expected to have an unfavorable foreign currency exchange rate impact of approximately $5 million to $10 million (assuming June 30, 2016 exchange rates) on the region’s segment operating profit for the remainder of 2016.

North America:  Segment operating profit in North America in the second quarter of 2016 was $92 million compared with $82 million in the second quarter of 2015, an increase of $10 million, or 12%. Segment operating profit from the acquired Vitro food and beverage business in the region contributed $11 million in the quarter. Selling prices increased segment operating profit by $9 million in the current quarter compared to the prior year. Cost inflation contributed to a $7 million increase to operating costs in the second quarter of 2016. The unfavorable sales mix discussed above reduced segment operating profit by $3 million.

Latin America:  Segment operating profit in Latin America in the second quarter of 2016 was $57 million compared with $27 million in the second quarter of 2015, an increase of $30 million, or 111%. Segment operating profit from the newly acquired Vitro food and beverage business contributed approximately $33 million to the region in the quarter. Excluding the impact of the acquired Vitro food and beverage business in the region, the decrease in sales volume discussed above impacted segment operating profit by $4 million. The unfavorable effects of foreign currency exchange rates, especially the Brazilian real and the Colombian peso, decreased segment operating profit by $2 million in the current year quarter. Despite management interventions to contain costs and improve asset optimization, segment operating profit was also unfavorably impacted by $13 million of higher operating costs, primarily due to energy and soda ash inflation in Brazil. Higher selling prices increased segment operating profit in the second quarter of 2016 by $16 million.

Asia Pacific:  Segment operating profit in Asia Pacific in the second quarter of 2016 was $11 million compared with $14 million in the second quarter of 2015, a decrease of $3 million, or 21%. The increase in sales volume discussed above improved segment operating profit by $3 million.  Higher selling prices also increased segment operating profit in the second quarter of 2016 by $2 million. The effects of foreign currency exchange rates increased segment operating profit by $1 million in the current year quarter. However, cost inflation and higher production downtime due to furnace rebuild activity drove operating costs $9 million higher in the second quarter of 2016 compared to the same quarter in the prior year.

Interest Expense, Net

Net interest expense for the second quarter of 2016 was $67 million compared with $74 million for the second quarter of 2015. Interest expense in the second quarter of 2015 included $28 million principally due to note repurchase premiums and the write-off of finance fees related to debt redeemed in the quarter.  Exclusive of these items, net interest expense increased $21 million in the current year quarter primarily due to higher debt levels due to the Vitro Acquisition.

Earnings from Continuing Operations Attributable to the Company

For the second quarter of 2016, the Company recorded earnings from continuing operations attributable to the Company of $107 million, or $0.65 per share (diluted), compared to $42 million, or $0.26 per share (diluted), in the second quarter of 2015. Earnings in the second quarter of 2015 included items that management considered not representative of ongoing operations. These items decreased net earnings attributable to the Company by $55 million, or $0.34 per share in the second quarter of 2015 as set forth in the following table (dollars in millions).

Net Earnings
Increase
(Decrease)
Description	2015
Restructuring, asset impairment and other charges	$(27)
Note repurchase premiums and write-off of finance fees	(28)
Strategic transaction costs	(6)
Net tax benefit for income tax on items above	6
Total	$(55)

Executive Overview – Six Months ended June 30, 2016 and 2015

2016 Highlights

•	The September 1, 2015 Vitro Acquisition increased net sales by $444 million and segment operating profit by $86 million in the first six months of 2016 compared to the prior year period
•	The unfavorable effect of foreign currency exchange rates reduced net sales by $93 million and segment operating profit by $16 million compared to the prior year period
•

Driven by the Vitro Acquisition and progress on strategic initiatives, segment operating profit was higher in all regions, except for Asia Pacific, in the first six months of 2016 compared to the prior year period

Net sales for the first six months of 2016 were $384 million higher than the same period in the prior year primarily due to approximately $444 million of net sales from the acquired Vitro Business, partially offset by the unfavorable effect of changes in foreign currency exchange rates.

Segment operating profit for reportable segments for the first six months of 2016 was $89 million higher than the same period in the prior year. The increase was largely attributable to approximately $86 million of segment operating profit from the acquired Vitro Business. Partially offsetting this was the unfavorable effect of changes in foreign currency exchange rates and higher operating costs due to cost inflation.

Net interest expense for the first six months of 2016 was $133 million compared with $121 million for the first six months of 2015. Interest expense for 2015 included $28 million due to note repurchase premiums and the write-off of finance fees related to debt redeemed in the second quarter of 2015.  Exclusive of these items, net interest expense increased $40 million in the current year period primarily due to higher debt levels due to the Vitro Acquisition.

Net earnings from continuing operations attributable to the Company for the first six months of 2016 was $175 million, or $1.07 per share (diluted), compared with $113 million, or $0.69 per share (diluted), for the first six months of 2015. Earnings in 2016 and 2015 included items that management considered not representative of ongoing operations as set forth in the following table (dollars in millions).

	Net Earnings
	Increase
	(Decrease)
Description	2016	2015
Restructuring, asset impairment and other charges	$(19)	$(27)
Gain on China land compensation	7
Note repurchase premiums and write-off of finance fees		(28)
Strategic transaction costs		(6)
Net tax benefit for income tax on items above	4	6
Net impact of noncontrolling interests on items above	(2)
Total	$(10)	$(55)

Results of Operations – First six months of 2016 compared with first six months of 2015

Net Sales

The Company’s net sales in the first six months of 2016 were $3,348 million compared with $2,964 million for the first six months of 2015, an increase of $384 million. Driven by incremental shipments related to the Vitro Acquisition, total glass container shipments, in tonnes, were up approximately 14% in the first six months of 2016 compared to the same period in the prior year. This resulted in approximately $444 million of additional sales. Excluding the impact of the Vitro Acquisition, shipments were slightly higher for the first six months of 2016 than the same period in 2015, however, an unfavorable sales mix resulted in slightly lower net sales in 2016. Unfavorable foreign currency exchange rates, primarily due to a weaker Euro, Brazilian real, Colombian peso, Canadian dollar and Australian dollar, impacted sales by $93 million in the first half of 2016 compared to the same period in 2015. Slightly higher selling prices benefited net sales by $37 million in 2016.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Reportable segment net sales— 2015		$2,932
Price	$37
Sales volume (excluding Vitro acquisition)	(6)
Effects of changing foreign currency rates	(93)
Vitro acquisition	444
Total effect on reportable segment net sales		382
Reportable segment net sales— 2016		$3,314

Europe:  Net sales in Europe in the first six months of 2016 were $1,209 million compared with $1,204 million for the first six months of 2015, an increase of $5 million, or less than 1%. Net sales were higher in the first six months of 2016 due to a 2% increase in glass container shipments driven by higher shipments to beer and wine customers. This increased net sales by $19 million compared to the prior year period. Unfavorable foreign currency exchange rate decreased net sales by $5 million, as the Euro weakened in relation to the U.S. dollar. Selling prices in Europe decreased net sales by $9 million in the first six months of 2016 compared to the same period in the prior year and are expected to trend lower for the remainder of 2016.

North America:  Net sales in North America in the first six months of 2016 were $1,131 million compared with $1,000 million for the first six months of 2015, an increase of $131 million, or 13%. Net sales from the acquired Vitro food and beverage business in the U.S. increased the region’s net sales by $143 million in the first six months of 2016. Total glass container shipments in the region were up 9% in the first six months of 2016 compared to the same period in the prior year.  Excluding the impact of the newly acquired Vitro food and beverage business in the U.S., glass container shipments were comparable to the prior year period, however, an unfavorable sales mix reduced net sales by $18 million in the first six months of 2016. This impact to sales mix was due to several customers converting a portion of their glass shipments from carton packaging to bulk shipments. Slightly higher selling prices increased net sales by $10 million in the first six months of 2016.  Unfavorable foreign currency exchange rate changes decreased net sales by $4 million, as the Canadian dollar weakened in relation to the U.S. dollar.

Latin America:  Net sales in Latin America in the first six months of 2016 were $657 million compared with $412 million for the first six months of 2015, an increase of $245 million, or 59%. Net sales from the newly acquired Vitro food and beverage business in Mexico and Bolivia increased the region’s net sales by $301 million in the first six months of 2016. Total glass container shipments in the region were up 89% in the first half of 2016 compared to the same period in the prior year. Excluding the impact of the newly acquired Vitro food and beverage business in the region, shipments were down nearly 6% compared to the same period in the prior year and this decreased sales by $20 million. This impact was primarily due to a general economic slowdown in Brazil. The unfavorable effects of foreign currency exchange rate changes decreased net sales $68 million in the first six months of 2016 compared to 2015, principally due to a decline in the Brazilian real and Colombian peso in relation to the U.S. dollar. Higher pricing increased net sales by $32 million in the first half of 2016.

Asia Pacific:  Net sales in Asia Pacific in the first six months of 2016 were $317 million compared with $316 million for the first six months of 2015, an increase of $1 million, or less than 1%. Glass container shipments were up 1% compared to the same period in the prior year, primarily due to higher shipments of wine bottles, which resulted in $13 million of higher sales. Slightly higher selling prices also increased net sales by $4 million in the first half of 2016. The unfavorable effects of foreign currency exchange rate changes during the first six months of 2016, primarily due to the weakening of the Australian dollar in relation to the U.S. dollar, decreased net sales by $16 million.

Earnings from Continuing Operations before Income Taxes and Segment Operating Profit

Earnings from continuing operations were $242 million in the first six months of 2016 compared with $162 million for the same period in 2015, an increase of $80 million, or 49%. This increase was primarily due to higher segment operating profit, partially offset by higher retained corporate costs and other, and lower restructuring and strategic transaction costs in 2016.

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

Segment operating profit of reportable segments in the first six months of 2016 was $444 million compared with $355 million for the first six months of 2015, an increase of $89 million, or 25%. The increase was largely attributable to approximately $86 million of segment operating profit from the acquired Vitro Business. Partially offsetting this was the unfavorable effect of changes in foreign currency exchange rates and higher operating costs due to cost inflation.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Reportable segment operating profit - 2015		$355
Price	$37
Operating costs	(18)
Effects of changing foreign currency rates	(16)
Vitro acquisition	86
Total net effect on reportable segment operating profit		89
Reportable segment operating profit - 2016		$444

Europe:  Segment operating profit in Europe in the first six months of 2016 was $128 million compared with $113 million in the first six months of 2015, an increase of $15 million, or 13%. The increase in sales volume discussed above improved segment operating profit by $5 million. Operating costs were $23 million lower in the first six months of 2016 than the prior year period due to energy deflation and improved operational performance. In the prior year period, production volumes were lower due to asset optimization projects that have now been completed. The unfavorable effects of foreign currency exchange rates, especially the Euro, decreased segment operating profit by $4 million in the first six months of 2016. Lower selling prices also decreased segment operating profit in the first half of 2016 by $9 million.

North America:  Segment operating profit in North America in the first six months of 2016 was $168 million compared with $153 million in the first six months of 2015, an increase of $15 million, or 10%. Segment operating profit from the acquired Vitro food and beverage business in the region contributed $16 million in the first six months of 2016. Higher selling prices increased segment operating profit by $10 million in the first half of 2016 compared to the same period in the prior year. Cost inflation contributed to a $7 million increase to operating costs in the first half of 2016. The unfavorable sales mix discussed above reduced segment operating profit by $4 million.

Latin America:  Segment operating profit in Latin America in the first six months of 2016 was $120 million compared with $57 million in the first six months of 2015, an increase of $63 million, or 111%. Segment operating profit from the newly acquired Vitro food and beverage business contributed approximately $70 million to the region in the first six months of 2016. Excluding the impact of the acquired Vitro food and beverage business in the region, the decrease in sales volume discussed above impacted segment operating profit by $6 million. The unfavorable effects of foreign currency exchange rates, especially the Brazilian real and the Colombian peso, decreased segment operating profit by $11 million in the first half of 2016. Despite management interventions to contain costs and improve asset optimization, segment operating profit was also unfavorably impacted by $22 million of higher operating costs, primarily due to energy and soda ash inflation in Brazil. Partially offsetting these declines were higher selling prices that increased segment operating profit in the first six months of 2016 by $32 million.

Asia Pacific:  Segment operating profit in Asia Pacific in the first six months of 2016 was $28 million compared with $32 million in the first six months of 2015, a decrease of $4 million, or 13%. Cost inflation and higher production downtime due to furnace rebuild activity drove operating costs $12 million higher in the first six months of 2016 compared to the same period in the prior year. The unfavorable effects of foreign currency exchange rates, especially the Australian dollar, decreased segment operating profit by $1 million in the first six months of 2016. The increase in sales volume discussed above improved segment operating profit by $5 million. Higher selling prices also increased segment operating profit in the first half of 2016 by $4 million

Interest Expense, Net

Net interest expense for the first six months of 2016 was $133 million compared with $121 million for the first six months of 2015. Interest expense for the first six months of 2015 included $28 million due to note repurchase premiums and the write-off of finance fees related to debt redeemed in the second quarter of 2015. Exclusive of these items, net interest expense increased $40 million in the current year period primarily due to higher debt levels due to the Vitro Acquisition.

Provision for Income Taxes

The Company’s effective tax rate from continuing operations for the six months ended June 30, 2016 was 23.6% compared with 24.7% for the six months ended June 30, 2015.

The Company expects that the full year effective tax rate for 2016 will range between 25% and 26% compared with 24.6% for 2015 (excluding items that management considers not representative of ongoing operations). The increase in expected effective tax rate for the full year 2016 is due to the Company’s current expected change in mix of earnings by jurisdictions.

Earnings from Continuing Operations Attributable to the Company

For the first six months of 2015, the Company recorded earnings from continuing operations attributable to the Company of $175 million, or $1.07 per share (diluted), compared $113 million, or $0.69 per share (diluted), in the first six months of 2015. Earnings in 2016 and 2015 included items that management considered not representative of ongoing operations as set forth in the following table (dollars in millions).

	Net Earnings
	Increase
	(Decrease)
Description	2016	2015
Restructuring, asset impairment and other charges	$(19)	$(27)
Gain on China land compensation	7
Note repurchase premiums and write-off of finance fees		(28)
Strategic transaction costs		(6)
Net tax benefit for income tax on items above	4	6
Net impact of noncontrolling interests on items above	(2)
Total	$(10)	$(55)

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for the second quarter of 2016 were $25 million compared with $18 million for the second quarter of 2015, and $57 million for the first six months of 2016 compared with $39 million for the first six months of 2015. These costs were higher in the second quarter and first six months of 2016 compared to the same periods in the prior year primarily due to the unfavorable year-over-year impact from currency hedges as well as higher management incentive accruals.

Restructuring, Asset Impairments and Other Charges

During the six months ended June 30, 2016, the Company recorded net restructuring, asset impairment and other charges of $12 million. These charges primarily related to $19 million of restructuring in the Latin America region. Partially offsetting this was a $7 million gain related to compensation received for land that the Company was required to be returned to the Chinese government.

During the three and six months ended June 30, 2015, the Company recorded restructuring, asset impairment and related charges of $22 million, primarily related to the Latin America, Asia Pacific and North America regions. See Note 5 to the Condensed Consolidated Financial Statements for additional information.

During the three and six months ended June 30, 2015, the Company recorded a charge of $5 million to equity earnings.

During the three and six months ended June 30, 2015, the Company recorded charges of $6 million for strategic transaction costs related to the Vitro Acquisition of the food and beverage glass container business of Vitro, S.A.B. de C.V. and its subsidiaries.

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

The loss from discontinued operations of $3 million and $2 million for the six months ended June 30, 2016 and 2015, respectively, is related to ongoing costs related to the Venezuela expropriation.

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

Capital Resources and Liquidity

As of June 30, 2016, the Company had cash and total debt of $334 million and $5.9 billion, respectively, compared to $378 million and $3.8 billion, respectively, as of June 30, 2015. A significant portion of the cash was held in mature, liquid markets where the Company has operations, such as the U.S., Europe and Australia, and is readily available to fund global liquidity requirements. The amount of cash held in non-U.S. locations as of June 30, 2016 was $288 million.

Current and Long-Term Debt

On April 22, 2015, certain of the Company’s subsidiaries entered into a Senior Secured Credit Facility (the “Agreement”), which amended and restated the previous credit agreement (the “Previous Agreement”).  The proceeds from the Agreement were used to repay all outstanding amounts under the Previous Agreement and the 7.375% senior notes due 2016.

In connection with the closing of the Vitro Acquisition on September 1, 2015 (see Note 15 to the Condensed Consolidated Financial Statements), the Company entered into Amendment No. 2 (“Amendment No. 2”) to the Agreement, which provided for additional incremental availability under the incremental dollar cap in the Agreement of up to $1,250 million.  In addition, in connection with the closing of the Vitro Acquisition, on September 1, 2015, the Company entered into the First Incremental Amendment to the Agreement (the “Incremental Amendment”) pursuant to which the Company incurred $1,250 million of senior secured incremental term loan facilities, comprised of (i) a $675 million term loan A facility (the “incremental term loan A facility”) on substantially the same terms and conditions (including as to maturity) as the term loan A facility in the Agreement and (ii) a $575 million term loan B facility (the “incremental term loan B facility”) maturing seven years after the closing of the Vitro Acquisition using its incremental capacity under the Agreement.

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

At June 30, 2016, the Agreement, as amended through Amendment No. 4 (the “Amended Agreement”), includes a $300 million revolving credit facility, a $600 million multicurrency revolving credit facility, a $1,575 million term loan A facility ($1,525 million net of debt issuance costs), and a €279 million term loan A facility ($301 million net of debt issuance costs), each of which has a final maturity date of April 22, 2020.  The Amended Agreement also includes a $575 million term loan B facility ($558 million net of debt issuance costs) with a final maturity date of September 1, 2022.  At June 30, 2016, the Company had unused credit of $586 million available under the Amended Agreement.  The weighted average interest rate on borrowings outstanding under the Amended Agreement at June 30, 2016 was 2.57%.

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

Failure to comply with these covenants and restrictions could result in an event of default under the Amended Agreement.  In such an event, the Company could not request borrowings under the revolving facility, and all amounts outstanding under the Amended Agreement, together with accrued interest, could then be declared immediately due and payable.  If an event of default occurs under the Amended Agreement and the lenders cause all of the outstanding debt obligations under the Amended Agreement to become due and payable, this would result in a default under a number of other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities.  As of June 30, 2016, the Company was in compliance with all covenants and restrictions in the Amended Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Amended Agreement will not be adversely affected by the covenants and restrictions.

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

Information related to the Company’s accounts receivable securitization program is as follows:

	June 30,	December 31,	June 30,
	2016	2015	2015
Balance (included in short-term loans)	$173	$158	$192
Weighted average interest rate	0.70%	1.21%	1.12%

Cash Flows

Cash flows for the six months ended June 30, 2016 and 2015 are as follows (dollars in millions):

	2016	2015
Cash utilized in continuing operating activities	$(107)	$(110)
Cash utilized in investing activities	$(190)	$(254)
Cash provided by financing activities	$238	$252

Free cash flow for the six months ended June 30, 2016 and 2015 is calculated as follows (dollars in millions):

	2016	2015
Cash utilized in continuing operating activities	$(107)	$(110)
Additions to property, plant and equipment	(207)	(208)
Free cash flow	$(314)	$(318)

Free cash flow was $(314) million for the first six months of 2016 compared to $(318) million for the first six months of 2015.  The Company defines free cash flow as cash provided by (utilized in) continuing operating activities less additions to property, plant and equipment from continuing operations.  Free cash flow does not conform to U.S. GAAP and should not be construed as an alternative to the cash flow measures reported in accordance with U.S. GAAP.  The Company uses free cash flow for internal reporting, forecasting and budgeting and believes this information allows the board of directors, management, investors and analysts to better understand the Company’s financial performance.

Operating activities:  Cash utilized in continuing operating activities was $107 million for the six months ended June 30, 2016, compared with $110 million for the six months ended June 30, 2015. The primary driver for cash utilized in continuing operating activities in both periods related to changes in working capital, which were a use of cash of $491 million and $401 million in the first six months of 2016 and 2015, respectively.  These working capital needs reflect the normal seasonality of the business in the first half of the year. Partially offsetting this were higher net earnings and higher non-cash charges, such as depreciation and amortization, in the first six months of 2016.

Investing activities:  Cash utilized in investing activities was $190 million for the six months ended June 30, 2016, compared to $254 million for the six months ended June 30, 2015. Capital spending for property, plant and equipment was $207 million during the first six months of 2016 and $208 million in the same period in 2015. Cash utilized for acquisition activities in 2016 was $31 million and primarily related to additional contributions made to the Company’s investment in a joint venture in Nava, Mexico. Cash utilized for acquisition activities in 2015 was $52 million and primarily related to the Company’s acquisition of a glass container plant in North America. During the first half of 2016, the Company received $34 million in proceeds on the disposal of assets, which were primarily related to cash received from the Chinese government as partial compensation to sell land use rights and related properties.

Financing activities:  Cash provided by financing activities was $238 million for the six months ended June 30, 2016, compared to $252 million for the six months ended June 30, 2015.  The decrease in cash provided by financing activities was primarily due to lower net borrowings in 2016, partially offset by the Company not repurchasing any shares of its common stock in the first six months of 2016 compared to $100 million of repurchases in the same period in 2015.

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

There have been no other material changes in critical accounting estimates at June 30, 2016 from those described in the Company’s Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2015.

Forward-Looking Statements

This document contains "forward-looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933. Forward-looking statements reflect the Company's current expectations and projections about future events at the time, and thus involve uncertainty and risk. The words “believe,” “expect,” “anticipate,” “will,” “could,” “would,” “should,” “may,” “plan,” “estimate,” “intend,” “predict,” “potential,” “continue,” and the negatives of these words and other similar expressions generally identify forward looking statements. It is possible the Company's future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) the Company’s ability to integrate the Vitro Business in a timely and cost effective manner, to maintain on existing terms the permits, licenses and other approvals required for the Vitro Business to operate as currently operated, and to realize the expected synergies from the Vitro Acquisition, (2) risks related to the impact of integration of the Vitro Acquisition on earnings and cash flow, (3) risks associated with the significant transaction costs and additional indebtedness that the Company incurred in financing the Vitro Acquisition, (4) the Company’s ability to realize expected growth opportunities and cost savings from the Vitro Acquisition, (5) foreign currency fluctuations relative to the U.S. dollar, specifically the Euro, Brazilian real, Mexican peso, Colombian peso and Australian dollar, (6) changes in capital availability or cost, including interest rate fluctuations and the ability of the Company to refinance debt at favorable terms, (7) the general political, economic and competitive conditions in markets and countries where the Company has operations, including uncertainties related to economic and social conditions, disruptions in capital markets, disruptions in the supply chain, competitive pricing pressures, inflation or deflation, and changes in tax rates and laws, (8) impacts from the United Kingdom’s referendum of withdrawal from the European Union on foreign currency exchange rates and the Company’s business, (9) consumer preferences for alternative forms of packaging, (10) cost and availability of raw materials, labor, energy and transportation, (11) the Company’s ability to manage its cost structure, including its success in implementing restructuring plans and achieving cost savings, (12) consolidation among competitors and customers, (13) the ability of the Company to acquire businesses and expand plants, integrate operations of acquired businesses and achieve expected synergies, (14) unanticipated expenditures with respect to environmental, safety and health laws, (15) the Company’s ability to further develop its sales, marketing and product development capabilities, (16) the timing and occurrence of events which are beyond the control of the Company, including any expropriation of the Company’s operations, floods and other natural disasters, events related to asbestos-related claims, (17) the Company’s ability to accurately estimate its total asbestos-related liability, and (18) the Company’s ability to successfully remediate the material weakness in its internal control over financial reporting, and the other risk factors discussed in the Company’s Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2015 and any subsequently filed Quarterly Report on Form 10-Q. It is not possible to foresee or identify all such factors. Any forward-looking statements in this document are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. Forward-looking statements are not a guarantee of future performance and actual results or developments may differ materially from expectations. While the Company continually reviews trends and uncertainties affecting the Company's results of operations and financial condition, the Company does not assume any obligation to update or supplement any particular forward-looking statements contained in this document.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

There have been no material changes in market risk at June 30, 2016 from those described in the Company’s Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2015.

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

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of its disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) Exchange Act as of June 30, 2016.

As a result of the material weakness described below, management has concluded that its disclosure controls and procedures were not effective as of June 30, 2016.

Notwithstanding the material weakness, the Chief Executive Officer and Chief Financial Officer concluded that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles in the United States.

Changes in Internal Control Over Financial Reporting

As described in the Company’s Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2015, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, and concluded that the matter described below was a material weakness in the Company’s internal control over financial reporting and that the Company did not maintain effective internal control over financial reporting as of December 31, 2015.

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

To remediate the material weakness described above, the Company is in the process of establishing policies and procedures for the review, approval and application of generally accepted accounting principles to, and disclosure with respect to, unasserted asbestos claims.  In particular, the Company intends to complement its revised method of determining its asbestos-related liability (see Note 9 to the Condensed Consolidated Financial Statements) with appropriate analytical and review controls to ensure that the Company’s liability and related disclosures comply with generally accepted accounting principles.

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

Other than the matter described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

For further information on legal proceedings, see Note 9 to the Condensed Consolidated Financial Statements, “Contingencies,” that is included in Part I of this Quarterly Report and incorporated herein by reference.

Item 1A.  Risk Factors.

There have been no material changes in risk factors at June 30, 2016 from those described in the Company’s Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not purchase any shares of its common stock for the three months ended June 30, 2016. The Company has $380 million remaining for repurchases pursuant to authorization by its Board of Directors in October 2014 to purchase up to $500 million of the Company’s common stock until December 31, 2017.

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

Exhibit 101

Financial statements from the Quarterly Report on Form 10-Q of Owens-Illinois, Inc. for the quarter ended June 30, 2016, formatted in XBRL: (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

OWENS-ILLINOIS, INC.

Date	July 28, 2016	By	/s/ Jan A. Bertsch
Jan A. Bertsch
Senior Vice President and Chief Financial Officer