Form 10-Q
period 2017-06-30
OWENS ILLINOIS INC /DE/
filed 2017-08-01
CIK 812074

mple

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2017

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

The number of shares of common stock, par value $.01, of Owens-Illinois, Inc. outstanding as of June 30, 2017 was 162,875,946.

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

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales	$1,751	$1,760	$3,366	$3,348
Cost of goods sold	(1,405)	(1,418)	(2,705)	(2,687)

Gross profit	346	342	661	661

Selling and administrative expense	(123)	(126)	(242)	(254)
Research, development and engineering expense	(16)	(16)	(31)	(32)
Interest expense, net	(62)	(67)	(141)	(133)
Equity earnings	18	15	33	29
Other expense, net	(11)	(7)	(56)	(29)

Earnings from continuing operations before income taxes	152	141	224	242
Provision for income taxes	(9)	(30)	(28)	(57)

Earnings from continuing operations	143	111	196	185
Loss from discontinued operations		(2)		(3)

Net earnings	143	109	196	182
Net earnings attributable to noncontrolling interests	(3)	(4)	(8)	(10)
Net earnings attributable to the Company	$140	$105	$188	$172

Amounts attributable to the Company:
Earnings from continuing operations	$140	$107	$188	$175
Loss from discontinued operations		(2)		(3)
Net earnings	$140	$105	$188	$172

Basic earnings per share:
Earnings from continuing operations	$0.86	$0.66	$1.16	$1.08
Loss from discontinued operations		(0.01)		(0.02)
Net earnings	$0.86	$0.65	$1.16	$1.06

Weighted averages shares outstanding (thousands)	162,716	161,945	162,553	161,574

Diluted earnings per share:
Earnings from continuing operations	$0.85	$0.65	$1.15	$1.07
Loss from discontinued operations		(0.01)		(0.02)
Net earnings	$0.85	$0.64	$1.15	$1.05

Weighted average diluted shares outstanding (thousands)	164,482	162,820	164,162	162,307

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME

(Dollars in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net earnings	$143	$109	$196	$182
Other comprehensive income (loss):
Foreign currency translation adjustments	14	(108)	202	(14)
Pension and other postretirement benefit adjustments, net of tax	4	26	15	(16)
Change in fair value of derivative instruments, net of tax	(4)	8	(10)	6
Other comprehensive income (loss)	14	(74)	207	(24)
Total comprehensive income (loss)	157	35	403	158
Comprehensive (income) loss attributable to noncontrolling interests	7	8		(2)
Comprehensive income attributable to the Company	$164	$43	$403	$156

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	June 30,	December 31,	June 30,
	2017	2016	2016
Assets
Current assets:
Cash and cash equivalents	$335	$492	$334
Trade receivables, net of allowance of $35 million, $32 million, and $31 million at June 30, 2017, December 31, 2016 and June 30, 2016	956	580	831
Inventories	1,049	983	1,051
Prepaid expenses and other current assets	214	199	358
Total current assets	2,554	2,254	2,574

Property, plant and equipment, net	2,996	2,880	2,932
Goodwill	2,588	2,462	2,536
Intangibles, net	486	464	517
Other assets	1,156	1,075	1,108
Total assets	$9,780	$9,135	$9,667

Liabilities and Share Owners' Equity
Current liabilities:
Short-term loans and long-term debt due within one year	$271	$195	$305
Current portion of asbestos-related liabilities	115	115	130
Accounts payable	1,065	1,135	1,042
Other liabilities	564	615	518
Total current liabilities	2,015	2,060	1,995

Long-term debt	5,471	5,133	5,549
Asbestos-related liabilities	551	577	663
Other long-term liabilities	964	1,002	1,002
Share owners' equity	779	363	458
Total liabilities and share owners' equity	$9,780	$9,135	$9,667

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in millions)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net earnings	$196	$182
Loss from discontinued operations		3
Non-cash charges
Depreciation and amortization	245	250
Pension expense	15	15
Restructuring, asset impairment and related charges	48	19
Cash payments
Pension contributions	(20)	(9)
Asbestos-related payments	(26)	(24)
Cash paid for restructuring activities	(16)	(17)
Change in components of working capital	(585)	(491)
Other, net (a)	(13)	(35)
Cash utilized in continuing operating activities	(156)	(107)
Cash utilized in discontinued operating activities		(3)
Total cash utilized in operating activities	(156)	(110)
Cash flows from investing activities:
Additions to property, plant and equipment	(186)	(207)
Acquisitions, net of cash acquired	(27)	(31)
Net foreign exchange derivative activity	2	14
Net cash proceeds related to the sale of assets	6	34
Cash utilized in investing activities	(205)	(190)
Cash flows from financing activities:
Changes in borrowings, net	215	246
Issuance of common stock and other		5
Distributions to noncontrolling interests	(9)	(10)
Payment of finance fees	(21)	(3)
Cash provided by financing activities	185	238
Effect of exchange rate fluctuations on cash	19	(3)
Decrease in cash	(157)	(65)
Cash at beginning of period	492	399
Cash at end of period	$335	$334

(a)	Other, net includes other non-cash charges plus other changes in non-current assets and liabilities.

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

Intercompany sales in Latin America totaled $30 million and $63 million for the three and six months ended June 30, 2017, respectively, and $43 million and $93 million for the three and six months ended June 30, 2016, respectively.

Financial information for the three and six months ended June 30, 2017 and 2016 regarding the Company’s reportable segments is as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net sales:
Europe	$635	$646	$1,189	$1,209
North America	572	599	1,100	1,131
Latin America	370	345	711	657
Asia Pacific	155	158	328	317
Reportable segment totals	1,732	1,748	3,328	3,314
Other	19	12	38	34
Net sales	$1,751	$1,760	$3,366	$3,348

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Segment operating profit:
Europe	$80	$73	$139	$128
North America	92	92	177	168
Latin America	69	57	123	120
Asia Pacific	11	11	31	28
Reportable segment totals	252	233	470	444
Items excluded from segment operating profit:
Retained corporate costs and other	(28)	(25)	(56)	(57)
Restructuring, asset impairment and other	(10)		(49)	(12)
Interest expense, net	(62)	(67)	(141)	(133)
Earnings from continuing operations before income taxes	$152	$141	$224	$242

Financial information regarding the Company’s total assets is as follows:

	June 30,	December 31,	June 30,
	2017	2016	2016
Total assets:
Europe	$3,074	$2,792	$2,977
North America	2,781	2,522	2,562
Latin America	2,730	2,537	2,798
Asia Pacific	987	926	981

Reportable segment totals	9,572	8,777	9,318
Other	208	358	349
Consolidated totals	$9,780	$9,135	$9,667

2.  Inventories

Major classes of inventory at June 30, 2017, December 31, 2016 and June 30, 2016 are as follows:

	June 30,	December 31,	June 30,
	2017	2016	2016
Finished goods	$879	$827	$892
Raw materials	130	118	121
Operating supplies	40	38	38
	$1,049	$983	$1,051

3.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at June 30, 2017, December 31, 2016 and June 30, 2016 are as follows:

	June 30,	December 31,	June 30,
	2017	2016	2016
Prepaid expenses	$61	$50	$70
Value added taxes	39	46	172
Other	114	103	116
	$214	$199	$358

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

Commodity Forward Contracts Designated as Cash Flow Hedges

In several regions, the Company enters into commodity forward contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows.  In North America, the majority of its customer contracts contain provisions that pass the price of natural gas to its customers.  In certain of these contracts, the customer has the option of fixing the natural gas price component for a specified period of time.  To limit the effects of fluctuations in cash flows resulting from these customer contracts, the Company enters into commodity forward contracts related to forecasted natural gas requirements.  In Asia Pacific, the Company implemented a hedging program in the first quarter of 2016, which included the execution of commodity forward contracts for certain contracted natural gas requirements.  At June 30, 2017 and 2016, the Company had entered into commodity forward contracts covering approximately 9,800,000 MM BTUs and 11,300,000 MM BTUs, respectively.

The Company accounts for the above forward contracts as cash flow hedges at June 30, 2017 and recognizes them on the balance sheet at fair value.  The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owners’ equity (“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings.  An unrecognized loss of $1 million at June 30, 2017, an unrecognized gain of $6 million at December 31, 2016 and an unrecognized gain of $3 million at June 30, 2016 related to the commodity forward contracts was included in Accumulated OCI, and will be reclassified into earnings in the period when the commodity forward contracts expire.  Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.  The ineffectiveness related to these natural gas hedges for the three and six months ended June 30, 2017 and 2016 was not material.

The effect of the commodity forward contracts on the results of operations for the three months ended June 30, 2017 and 2016 is as follows:

		Amount of Gain (Loss) Reclassified from
Amount of Gain (Loss) Recognized in OCI on		Accumulated OCI into Income
Commodity Forward Contracts		(reported in cost of goods sold)
(Effective Portion)		(Effective Portion)
2017	2016	2017	2016
$(2)	$7	$—	$(2)

The effect of the commodity forward contracts on the results of operations for the six months ended June 30, 2017 and 2016 is as follows:

		Amount of Gain (Loss) Reclassified from
Amount of Gain Recognized in OCI on		Accumulated OCI into Income
Commodity Forward Contracts		(reported in cost of goods sold)
(Effective Portion)		(Effective Portion)
2017	2016	2017	2016
$4	$3	$—	$—

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

At June 30, 2017 and 2016, the Company had outstanding foreign exchange and option agreements denominated in various currencies covering the equivalent of approximately $340 million and $524 million, respectively, related primarily to intercompany transactions and loans.

The effect of the foreign exchange derivative contracts on the results of operations for the three months ended June 30, 2017 and 2016 is as follows:

	Amount of Gain (Loss)
Location of Gain (Loss)	Recognized in Income on
Recognized in Income on	Foreign Exchange Contracts
Foreign Exchange Contracts	2017	2016
Other expense	$4	$(1)

The effect of the foreign exchange derivative contracts on the results of operations for the six months ended June 30, 2017 and 2016 is as follows:

	Amount of Gain
Location of Gain	Recognized in Income on
Recognized in Income on	Foreign Exchange Contracts
Foreign Exchange Contracts	2017	2016
Other expense	$6	$4

Hedges of Multiple Risks

The Company has variable-interest rate borrowings denominated in currencies other than the functional currency of the borrowing subsidiaries. As a result, the Company is exposed to fluctuations in both the underlying variable interest rate and the currency of the borrowing against the subsidiaries’ functional currency.  The Company uses derivatives to manage these exposures and designates these derivatives as cash flow hedges of both interest rate and foreign exchange risks.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges of both interest rate risk and foreign exchange risk is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period for which the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative is recognized directly in earnings.

During the second quarter of 2017, one of the Company’s Euro-functional subsidiaries entered into a cross-currency interest rate swap to manage its exposure to fluctuations in the variable interest rate and the U.S. dollar-Euro exchange rate arising from a U.S. dollar denominated borrowing.  This swap involves exchanging fixed rate Euro interest payments for floating rate U.S. dollar interest receipts both of which will occur at the forward exchange rates in effect upon entering into the instrument. This instrument, expected to settle in the third quarter of 2017, has a pay fixed notional amount of €81 million and a receive notional amount of $90 million.

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

The following table shows the amount and classification (as noted above) of the Company’s derivatives at June 30, 2017, December 31, 2016 and June 30, 2016:

	Fair Value
	Balance Sheet	June 30,	December 31,	June 30,
	Location	2017	2016	2016
Asset derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	a	$—	$6	$3
Derivatives not designated as hedging instruments:
Foreign exchange derivative contracts	a	2	9	6
Total asset derivatives		$2	$15	$9
Liability derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	c	$1	$—	$—
Hedges of multiple risks	c	3
Derivatives not designated as hedging instruments:
Foreign exchange derivative contracts	c	3	5	3
Total liability derivatives		$7	$5	$3

5.  Restructuring Accruals

Selected information related to the restructuring accruals for the three months ended June 30, 2017 and 2016 is as follows:

Other
Restructuring
Actions
Balance at April 1, 2017	$104
Charges	10
Write-down of assets to net realizable value
Net cash paid, principally severance and related benefits	(8)
Other, including foreign exchange translation	5
Balance at June 30, 2017	$111

		Other
	Asia Pacific	Restructuring	Total
	Restructuring	Actions	Restructuring
Balance at April 1, 2016	$6	$34	$40
Net cash paid, principally severance and related benefits		(4)	(4)
Other, including foreign exchange translation		(2)	(2)
Balance at June 30, 2016	$6	$28	$34

Selected information related to the restructuring accruals for the six months ended June 30, 2017 and 2016 is as follows:

Other
Restructuring
Actions
Balance at January 1, 2017	$85
Charges	48
Write-down of assets to net realizable value	(9)
Net cash paid, principally severance and related benefits	(16)
Other, including foreign exchange translation	3
Balance at June 30, 2017	$111

		Other
	Asia Pacific	Restructuring	Total
	Restructuring	Actions	Restructuring
Balance at January 1, 2016	$7	$36	$43
Charges	1	18	19
Write-down of assets to net realizable value		(7)	(7)
Net cash paid, principally severance and related benefits	(1)	(16)	(17)
Other, including foreign exchange translation	(1)	(3)	(4)
Balance at June 30, 2016	$6	$28	$34

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

Asia Pacific Restructuring

During the six months ended June 30, 2016, the Company recorded charges of $1 million. These charges primarily represented other exit costs as part of the Company’s Asia Pacific Restructuring program. The Company recorded total cumulative charges of $224 million and does not expect to execute any further actions under this program. The Company expects that the majority of the remaining cash expenditures related to the above charges will be paid out by the end of 2018. Beginning in 2017, the Asia Pacific Restructuring program was considered substantially complete and the remaining accrual balance was reclassified into Other Restructuring Actions.

Other Restructuring Actions

During the three and six months ended June 30, 2017, the Company recorded restructuring, asset impairment and other charges of $10 million and $48 million, respectively. For the six months ended June 30, 2017, these charges primarily consist of employee costs, write-down of assets, and other exit costs in the following regions: Latin America ($33 million), Europe ($13 million) and North America ($2 million). Except for the charges recorded in Europe, the other discrete restructuring charges recorded in 2017 are expected to approximate the total cumulative costs for those actions as no significant additional costs are expected to be incurred. The Company has recorded total cumulative charges of $54 million related to a plant closure in Europe and does not expect to execute any further significant actions related to this facility.  The restructuring charges recorded in 2017 in the Latin American and European regions primarily relate to capacity curtailments and products produced at those facilities have, in large part, been reallocated to others in their respective regions. The Company expects that the majority of the remaining cash expenditures related to the above charges will be paid out by the end of 2018.

During the three and six months ended June 30, 2016, the Company recorded restructuring, asset impairment and other charges of $0 and $18 million, respectively. These charges were primarily related to restructuring in the Latin America region.  These charges primarily represented employee costs, write-down of assets, and other exit costs of $14 million for a plant closure in the first quarter of 2016 in Latin America, $3 million related to a previous plant closure in North America and $1 million related to other restructuring actions. The discrete restructuring charges recorded in the first quarter of 2016 are expected to approximate the total cumulative costs for those actions as no significant additional costs are expected to be incurred. The restructuring charges recorded in the first quarter of 2016 in the Latin American region primarily relate to a capacity curtailment. The Company reallocated the products produced at this facility to others in the region. The Company expects that the majority of the remaining cash expenditures related to the above charges will be paid out by the end of 2017.

6.  Pension Benefit Plans

The components of the net periodic pension cost for the three months ended June 30, 2017 and 2016 are as follows:

	U.S.		Non-U.S.
	2017	2016	2017	2016
Service cost	$4	$4	$4	$5
Interest cost	20	25	11	13
Expected asset return	(33)	(38)	(18)	(21)

Amortization:
Actuarial loss	15	16	5	5
Net periodic pension cost	$6	$7	$2	$2

The components of the net periodic pension cost for the six months ended June 30, 2017 and 2016 are as follows:

	U.S.		Non-U.S.
	2017	2016	2017	2016
Service cost	$8	$8	$8	$9
Interest cost	40	49	22	26
Expected asset return	(66)	(76)	(36)	(42)

Amortization:
Actuarial loss	29	31	10	10
Net periodic pension cost	$11	$12	$4	$3

In March 2016, the Company remeasured the liability related to its hourly plan in the U.S. to reflect certain changes in future benefits. The remeasurement resulted in an increase to its pension liability of approximately $60 million and has been reflected in other comprehensive income.

7.  Income Taxes

The Company performs a quarterly review of the annual effective tax rate and makes changes if necessary based on new information or events. The estimated annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates. The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income; changes in the forecasted mix of earnings by country; changes to the valuation allowance for deferred tax assets (such changes would be recorded discretely in the quarter in which they occur); changes to actual or forecasted permanent book to tax differences (non-deductible expenses); impacts from future tax settlements with state, federal or foreign tax authorities (such changes would be recorded discretely in the quarter in which they occur); or impacts from tax law changes. To the extent such changes impact deferred tax assets/liabilities, these changes would generally be recorded discretely in the quarter in which they occur.  Additionally, the annual effective tax rate differs from the statutory U.S. Federal tax rate of 35% primarily because of valuation allowances in some jurisdictions and varying non-U.S. tax rates, as well as the tax accruals reversed in the second quarter of 2017 due to the resolution of a previous tax matter with a foreign tax authority.

The Company is currently under examination in various tax jurisdictions in which it operates, including Argentina, Bolivia, Brazil, China, Canada, Colombia, Czech, Ecuador, France, Germany, and Indonesia. The years under examination range from 2006 through 2015. The Company has received income tax assessments in excess of established reserves. The Company believes that adequate provisions for all income tax uncertainties have been made. However, if income tax assessments are settled against the Company at amounts in excess of established reserves, it could have a material impact to the Company’s results of operations, financial position or cash flows.

8.  Debt

The following table summarizes the long-term debt of the Company:

	June 30,	December 31,	June 30,
	2017	2016	2016
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$209	$—	$203
Term Loans:
Term Loan A	1,370	1,395	1,525
Term Loan A (€279 million)	303	282	301
Term Loan B			558
Senior Notes:
6.75%, due 2020 (€500 million)	569	523	551
4.875%, due 2021 (€330 million)	375	345	363
5.00%, due 2022	496	495	494
5.875%, due 2023	684	682	681
3.125%, due 2024 (€725 million at June 30, 2017 and €500 million at December 31, 2016)	819	520
5.375%, due 2025	297	297	296
6.375%, due 2025	294	294	294
Senior Debentures:
7.80%, due 2018	22	250	250
Capital Leases	58	57	63
Other	22	26	32
Total long-term debt	5,518	5,166	5,611
Less amounts due within one year	47	33	62
Long-term debt	$5,471	$5,133	$5,549

On April 22, 2015, the Company entered into a Senior Secured Credit Facility, which subsequently has been amended several times with the most recent amendment being entered into on February 3, 2016 (the “Amended Agreement”).

At June 30, 2017, the Amended Agreement includes a $300 million revolving credit facility, a $600 million multicurrency revolving credit facility, a $1,575 million term loan A facility ($1,370 million net of debt issuance costs), and a €279 million term loan A facility ($303 million net of debt issuance costs), each of which has a final maturity date of April 22, 2020.  At June 30, 2017, the Company had unused credit of $675 million available under the Amended Agreement. The weighted average interest rate on borrowings outstanding under the Amended Agreement at June 30, 2017 was 2.64%.

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

The Amended Agreement also contains one financial covenant, a Total Leverage Ratio that requires the Company not to exceed a ratio calculated by dividing consolidated total debt, less cash and cash equivalents, by consolidated EBITDA, as defined in the Amended Agreement. The Total Leverage Ratio could restrict the ability of the Company to undertake additional financing or acquisitions to the extent that such financing or acquisitions would cause the Total Leverage Ratio to exceed the specified maximum of (i) 4.5x for the two fiscal quarters ending June 30, 2017 and September 30, 2017, and (ii) 4.0x for the fourth fiscal quarter ending December 31, 2017 and each fiscal quarter thereafter.

Failure to comply with these covenants and restrictions could result in an event of default under the Amended Agreement.  In such an event, the Company would be unable to request borrowings under the revolving facility, and all amounts outstanding under the Amended Agreement, together with accrued interest, could then be declared immediately due and payable.  If an event of default occurs under the Amended Agreement and the lenders cause all of the outstanding debt obligations under the Amended Agreement to become due and payable, this would result in a default under a number of other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities.  As of June 30, 2017, the Company was in compliance with all covenants and restrictions in the Amended Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Amended Agreement will not be adversely affected by the covenants and restrictions.

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

In March 2017, the Company purchased in a tender offer approximately $228 million aggregate principal amount of its 7.80% Senior Debentures due in 2018.  Approximately $22 million of the Senior Debentures remain outstanding as of June 30, 2017. As part of the tender offer, the Company recorded $17 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees in the first quarter of 2017.

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

Information related to the Company’s accounts receivable securitization program is as follows:

	June 30,	December 31,	June 30,
	2017	2016	2016
Balance (included in short-term loans)	$182	$152	$173
Weighted average interest rate	0.74%	0.74%	0.70%

The carrying amounts reported for the accounts receivable securitization program, and certain long-term debt obligations subject to frequently redetermined interest rates, approximate fair value.  Fair values for the Company’s significant fixed rate debt obligations are based on published market quotations, and are classified as Level 1 in the fair value hierarchy.

Fair values at June 30, 2017 of the Company’s significant fixed rate debt obligations are as follows:

	Principal	Indicated
	Amount	Market Price	Fair Value
Senior Notes:
6.75%, due 2020 (€500 million)	$572	$119.06	$681
4.875%, due 2021 (€330 million)	377	114.02	430
5.00%, due 2022	500	105.45	527
5.875%, due 2023	700	110.21	771
3.125%, due 2024 (€725 million)	829	101.66	843
6.375%, due 2025	300	111.73	335
5.375%, due 2025	300	106.23	319
Senior Debentures:
7.80%, due 2018	22	105.02	23

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

As of June 30, 2017, the Company has determined that it is a named defendant in asbestos lawsuits and claims involving approximately 1,400 plaintiffs and claimants.  Based on an analysis of the lawsuits pending as of December 31, 2016, approximately 88% of plaintiffs either do not specify the monetary damages sought, or in the case of court filings, claim an amount sufficient to invoke the jurisdictional minimum of the trial court.  Approximately 9% of plaintiffs specifically plead damages above the jurisdictional minimum up to, and including, $15 million or less, and 3% of plaintiffs specifically plead damages greater than $15 million but less than or equal to $100 million.

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

Since receiving its first asbestos claim, the Company as of June 30, 2017, has disposed of asbestos claims of approximately 398,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $9,500.  The Company’s asbestos indemnity payments have varied on a per claim basis, and are expected to continue to vary considerably over time.  Asbestos-related cash payments for 2016, 2015 and 2014 were $125 million, $138 million, and $148 million, respectively.  The Company’s cash payments per claim disposed (inclusive of legal costs) were approximately $71,000, $95,000, and $81,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Beginning with the initial liability of $975 million established in 1993, the Company has accrued a total of approximately $4.9 billion through June 30, 2017, before insurance recoveries, for its asbestos-related liability.  The Company’s estimates of its liability have been significantly affected by, among other factors, the volatility of asbestos-related litigation in the United States, the significant number of co-defendants that have filed for bankruptcy, the inherent uncertainty of future disease incidence and claiming patterns against the Company, the significant expansion of the defendants that are now sued in this litigation, and the continuing changes in the extent to which these defendants participate in the resolution of cases in which the Company is also a defendant.

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

10.  Share Owners’ Equity

The activity in share owners’ equity for the three months ended June 30, 2017 and 2016 is as follows:

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on April 1, 2017	$2	$3,083	$(557)	$(48)	$(1,981)	$116	$615
Reissuance of common stock (101,687 shares)			2				2
Stock compensation		5					5
Net earnings				140		3	143
Other comprehensive income (loss)					24	(10)	14
Balance on June 30, 2017	$2	$3,088	$(555)	$92	$(1,957)	$109	$779

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on April 1, 2016	$2	$3,074	$(569)	$(238)	$(1,971)	$118	$416
Reissuance of common stock (49,234 shares)			3				3
Stock compensation		4					4
Net earnings				105		4	109
Other comprehensive income (loss)					(62)	(12)	(74)
Balance on June 30, 2016	$2	$3,078	$(566)	$(133)	$(2,033)	$110	$458

The activity in share owners’ equity for the six months ended June 30, 2017 and 2016 is as follows:

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on January 1, 2017	$2	$3,080	$(560)	(96)	$(2,172)	$109	$363
Reissuance of common stock (201,165 shares)			5				5
Stock compensation		8					8
Net earnings				188		8	196
Other comprehensive income (loss)					215	(8)	207
Balance on June 30, 2017	$2	$3,088	$(555)	$92	$(1,957)	$109	$779

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on January 1, 2016	$2	$3,064	$(573)	$(305)	$(2,017)	$108	$279
Issuance of common stock (504,635 shares)		5					5
Reissuance of common stock (183,836 shares)			7				7
Stock compensation		9					9
Net earnings				172		10	182
Other comprehensive loss					(16)	(8)	(24)
Balance on June 30, 2016	$2	$3,078	$(566)	$(133)	$(2,033)	$110	$458

The Company has 250,000,000 shares of common stock authorized with a par value of $.01 per share. Shares outstanding are as follows:

	Shares Outstanding (in thousands)
	June 30,	December 31,	June 30,
	2017	2016	2016

Shares of common stock issued (including treasury shares)	185,692	185,355	185,417

Treasury shares	22,816	23,017	23,335

11.  Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three months ended June 30, 2017 and 2016 is as follows:

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on April 1, 2017	$(602)	$(10)		$(1,369)		$(1,981)
Change before reclassifications	24			(6)		18
Amounts reclassified from accumulated other comprehensive income		(4)	(a)	20	(b)	16
Translation effect				(10)		(10)
Tax effect						—
Other comprehensive income (loss) attributable to the Company	24	(4)		4		24
Balance on June 30, 2017	$(578)	$(14)		$(1,365)		$(1,957)

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on April 1, 2016	$(478)	$(19)		$(1,474)		$(1,971)
Change before reclassifications	(96)					(96)
Amounts reclassified from accumulated other comprehensive income		7	(a)	15	(b)	22

Translation effect			10	10
Tax effect		1	1	2
Other comprehensive income (loss) attributable to the Company	(96)	8	26	(62)
Balance on June 30, 2016	$(574)	$(11)	$(1,448)	$(2,033)

(a)	Amount is included in Cost of goods sold on the Condensed Consolidated Results of Operations (see Note 4 for additional information).
(b)	Amount is included in the computation of net periodic pension cost (see Note 6 for additional information) and net postretirement benefit cost.

The activity in accumulated other comprehensive loss for the six months ended June 30, 2017 and 2016 is as follows:

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2017	$(788)	$(4)		$(1,380)		$(2,172)
Change before reclassifications	210			(10)		200
Amounts reclassified from accumulated other comprehensive income		(10)	(a)	39	(b)	29
Translation effect				(14)		(14)
Tax effect						—
Other comprehensive income (loss) attributable to the Company	210	(10)		15		215
Balance on June 30, 2017	$(578)	$(14)		$(1,365)		$(1,957)

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2016	$(568)	$(17)		$(1,432)		$(2,017)
Change before reclassifications	(6)					(6)
Amounts reclassified from accumulated other comprehensive income		5	(a)	(28)	(b)	(23)
Translation effect				11		11
Tax effect		1		1		2
Other comprehensive income (loss) attributable to the Company	(6)	6		(16)		(16)
Balance on June 30, 2016	$(574)	$(11)		$(1,448)		$(2,033)

(a)	Amount is included in Cost of goods sold on the Condensed Consolidated Results of Operations (see Note 4 for additional information).
(b)	Amount is included in the computation of net periodic pension cost (see Note 6 for additional information) and net postretirement benefit cost.

12.  Other Expense (Income), net

Other expense (income), net for the three and six months ended June 30, 2017 and 2016 included the following:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Restructuring, asset impairment and other charges	$10	$—	$49	$19
Gain on sale of land in China				(7)
Foreign currency exchange loss (gain)	(1)	1		4
Intangible amortization expense	10	9	20	20
Royalty income	(3)	(3)	(7)	(5)
Other expense (income)	(5)		(6)	(2)
	$11	$7	$56	$29

13.  Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share:

	Three months ended June 30,
	2017	2016
Numerator:
Net earnings attributable to the Company	$140	$105
Denominator (in thousands):
Denominator for basic earnings per share-weighted average shares outstanding	162,716	161,945
Effect of dilutive securities:
Stock options and other	1,766	875
Denominator for diluted earnings per share-adjusted weighted average shares outstanding	164,482	162,820
Basic earnings per share:
Earnings from continuing operations	$0.86	$0.66
Loss from discontinued operations		(0.01)
Net earnings	$0.86	$0.65
Diluted earnings per share:
Earnings from continuing operations	$0.85	$0.65
Loss from discontinued operations		(0.01)
Net earnings	$0.85	$0.64

Options to purchase 1,617,748 and 2,939,441 weighted average shares of common stock which were outstanding during the three months ended June 30, 2017 and 2016, respectively, were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares.

	Six months ended June 30,
	2017	2016
Numerator:
Net earnings attributable to the Company	$188	$172
Denominator (in thousands):
Denominator for basic earnings per share-weighted average shares outstanding	162,553	161,574
Effect of dilutive securities:
Stock options and other	1,609	733
Denominator for diluted earnings per share-adjusted weighted average shares outstanding	164,162	162,307
Basic earnings per share:
Earnings from continuing operations	$1.16	$1.08
Loss from discontinued operations		(0.02)
Net earnings	$1.16	$1.06
Diluted earnings per share:
Earnings from continuing operations	$1.15	$1.07
Loss from discontinued operations		(0.02)
Net earnings	$1.15	$1.05

Options to purchase 1,912,832 and 2,955,064 weighted average shares of common stock which were outstanding during the six months ended June 30, 2017 and 2016, respectively, were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares.

14.  Supplemental Cash Flow Information

Financial information regarding the Company’s supplemental cash flow information is as follows:

	Six months ended June 30,
	2017	2016
Interest paid in cash	$145	$136
Income taxes paid in cash (all non-U.S.)	89	75

Cash interest for the six months ended June 30, 2017 includes $16 million of note repurchase premiums related to debt that was repaid prior to its maturity.

The Company uses various factoring programs to sell certain receivables to financial institutions as part of managing its cash flows. At June 30, 2017 and June 30, 2016, the amount of receivables sold by the Company was $205 million and $300 million, respectively. Any continuing involvement with the sold receivables is immaterial.

15.  Discontinued Operations

On April 4, 2016, the annulment committee formed by the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”) ruled that OI European Group B.V. (“OIEG”), a subsidiary of the Company, is free to pursue the enforcement of a prior arbitration award (the “Award”) against Venezuela. As of June 30, 2017, that Award amounts to more than $500 million, including reimbursement of expenses and accrued interest.  Venezuela’s application to annul the Award is still pending before an ad hoc committee of the ICSID and a hearing with respect to such application is currently scheduled for September 26-27, 2017.

On July 31, 2017, OIEG sold its right, title and interest in amounts due under the Award to an Ireland-domiciled investment fund.  Under the terms of the sale, OIEG received a payment, in cash, at closing equal to $115 million (the “Cash Payment”).  OIEG may also receive additional payments in the future (“Deferred Amounts”) calculated based on the total compensation that is received from Venezuela as a result of collection efforts or as settlement of the Award with Venezuela.  In the event that the Award is partially or completely annulled by the ICSID ad hoc annulment committee,

OIEG may be required to repay to the purchaser up to the entire amount of the Cash Payment based on a formula tied to the amount of the Award (if any) that is annulled.  In addition, OIEG’s right to receive any Deferred Amounts is subject to the limitations described below.

OIEG’s interest in any amounts received in the future from Venezuela in respect of the Award is limited to a percentage of such recovery after taking into account reimbursement of the Cash Payment to the purchaser and reimbursement of legal fees and expenses incurred by the Company and the purchaser. OIEG’s percentage of such recovery will also be reduced over time.  Because the Award has yet to be satisfied, the annulment proceeding is pending, and the ability to successfully enforce the Award in countries that are party to the ICSID Convention is subject to significant challenges, the Company is unable to reasonably predict the amount of recoveries from the Award, if any,  to which the Company may be entitled in the future.  Any future amounts that the Company may receive from the Award are highly speculative and the timing of any such future payments, if any, is highly uncertain.  As such, there can be no assurance that the Company will receive any future payments under the Award beyond the Cash Payment.  Except as noted above in connection with the annulment proceeding that is pending before the ICSID ad hoc committee, the Cash Payment is not subject to any forfeiture or future adjustment.

A separate arbitration involving other subsidiaries of the Company is pending before ICSID to obtain compensation primarily for third-party minority shareholders’ lost interests in the two expropriated plants.

For the three and six month periods ending June 30, 2017, the Company has not given recognition to the transaction above in its financial statements. The loss from discontinued operations of less than $1 million and $3 million for the six months ended June 30, 2017 and June 30, 2016, respectively, relates to ongoing costs for the Venezuelan expropriation.

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

Compensation – Retirement Benefits - In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” which requires the service cost component to be presented with other employee compensation costs in operating income within the income statement while the other components will be reported separately outside of operations. Application of the standard is required for annual periods beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

	June 30, 2017
		Guarantor	Non-Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$—	$335	$—	$335
Trade receivables, net			956		956
Inventories			1,049		1,049
Prepaid expenses and other current assets			214		214

Total current assets	—	—	2,554	—	2,554

Investments in and advances to subsidiaries	1,358	1,336	—	(2,694)	—
Property, plant and equipment, net			2,996		2,996
Goodwill			2,588		2,588
Intangibles, net			486		486
Other assets			1,156		1,156

Total assets	$1,358	$1,336	$9,780	$(2,694)	$9,780

Current liabilities :
Short-term loans and long-term debt due within one year	$22	$—	$271	$(22)	$271
Current portion of asbestos liability	115		—		115
Accounts payable			1,065		1,065
Other liabilities			564	—	564

Total current liabilities	137	—	1,900	(22)	2,015

Long-term debt			5,471	—	5,471
Asbestos-related liabilities	551				551
Other long-term liabilities			964		964
Share owners’ equity	670	1,336	1,336	(2,672)	670
Noncontrolling interests			109		109

Total liabilities and share owners’ equity	$1,358	$1,336	$9,780	$(2,694)	$9,780

	December 31, 2016
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$—	$492	$—	$492
Trade receivables, net			580		580
Inventories			983		983
Prepaid expenses and other current assets			199		199

Total current assets	—	—	2,254	—	2,254

Investments in and advances to subsidiaries	1,198	946		(2,144)	—
Property, plant and equipment, net			2,880		2,880
Goodwill			2,462		2,462
Intangibles, net			464		464
Other assets			1,075		1,075

Total assets	$1,198	$946	$9,135	$(2,144)	$9,135

Current liabilities :
Short-term loans and long-term debt due within one year	$—	$—	$195	$—	$195
Current portion of asbestos liability	115				115
Accounts payable			1,135		1,135
Other liabilities	2		615	(2)	615

Total current liabilities	117	—	1,945	(2)	2,060

Long-term debt	250		5,133	(250)	5,133
Asbestos-related liabilities	577				577
Other long-term liabilities			1,002		1,002
Share owners’ equity	254	946	946	(1,892)	254
Noncontrolling interests			109		109

Total liabilities and share owners’ equity	$1,198	$946	$9,135	$(2,144)	$9,135

	June 30, 2016
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$—	$334	$—	$334
Trade receivables, net			831		831
Inventories			1,051		1,051
Prepaid expenses and other current assets			358		358

Total current assets	—	—	2,574	—	2,574

Investments in and advances to subsidiaries	1,394	1,142		(2,536)	—
Property, plant and equipment, net			2,932		2,932
Goodwill			2,536		2,536
Intangibles, net			517		517
Other assets			1,108		1,108

Total assets	$1,394	$1,142	$9,667	$(2,536)	$9,667

Current liabilities :
Short-term loans and long-term debt due within one year	$—	$—	$305	$—	$305
Current portion of asbestos liability	130				130
Accounts payable			1,042		1,042
Other liabilities	2		518	(2)	518

Total current liabilities	132	—	1,865	(2)	1,995

Long-term debt	250		5,549	(250)	5,549
Asbestos-related liabilities	663				663
Other long-term liabilities			1,002		1,002
Share owners’ equity	349	1,142	1,142	(2,284)	349
Noncontrolling interests			109		109

Total liabilities and share owners’ equity	$1,394	$1,142	$9,667	$(2,536)	$9,667

	Three months ended June 30, 2017
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,751	$—	$1,751
Cost of goods sold			(1,405)		(1,405)

Gross profit	—	—	346	—	346

Selling and administrative expense			(123)		(123)
Research, development and engineering expense			(16)		(16)
Net intercompany interest					—
Interest expense, net			(62)		(62)
Equity earnings from subsidiaries	143	143		(286)	—
Other equity earnings			18		18
Other expense, net			(11)		(11)

Earnings before income taxes	143	143	152	(286)	152
Provision for income taxes			(9)		(9)

Earnings from continuing operations	143	143	143	(286)	143
Loss from discontinued operations					—

Net earnings	143	143	143	(286)	143
Net (earnings) attributable to noncontrolling interests			(3)		(3)

Net earnings attributable to the Company	$143	$143	$140	$(286)	$140

	Three months ended June 30, 2017
			Non-
		Guarantor	Guarantor
Comprehensive Income	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net earnings	$143	$143	$143	$(286)	$143
Other comprehensive income (loss), net	20	20	14	(40)	14
Total comprehensive loss	163	163	157	(326)	157

Comprehensive income attributable to noncontrolling interests			7		7

Comprehensive income attributable to the Company	$163	$163	$164	$(326)	$164

	Three months ended June 30, 2016
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,760	$—	$1,760
Cost of goods sold			(1,418)		(1,418)

Gross profit	—	—	342	—	342

Selling and administrative expense			(126)		(126)
Research, development and engineering expense			(16)		(16)
Net intercompany interest	5		(5)		—
Interest expense, net	(5)		(62)		(67)
Equity earnings from subsidiaries	105	105		(210)	—
Other equity earnings			15		15
Other expense, net			(7)		(7)

Earnings before income taxes	105	105	141	(210)	141
Provision for income taxes			(30)		(30)

Earnings from continuing operations	105	105	111	(210)	111
Loss from discontinued operations			(2)		(2)

Net earnings	105	105	109	(210)	109
Net (earnings) attributable to noncontrolling interests			(4)		(4)

Net earnings attributable to the Company	$105	$105	$105	$(210)	$105

	Three months ended June 30, 2016
			Non-
		Guarantor	Guarantor
Comprehensive Income	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net earnings	$105	$105	$109	$(210)	$109
Other comprehensive income (loss), net	(66)	(66)	(74)	132	(74)
Total comprehensive loss	39	39	35	(78)	35

Comprehensive income attributable to noncontrolling interests			8		8

Comprehensive loss attributable to the Company	$39	$39	$43	$(78)	$43

	Six months ended June 30, 2017
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$3,366	$—	$3,366
Cost of goods sold			(2,705)		(2,705)

Gross profit	—	—	661	—	661

Selling and administrative expense			(242)		(242)
Research, development and engineering expense			(31)		(31)
Net intercompany interest	21		(21)		—
Interest expense, net	(21)		(120)		(141)
Equity earnings from subsidiaries	192	192		(384)	—
Other equity earnings			33		33
Other expense, net			(56)		(56)

Earnings before income taxes	192	192	224	(384)	224
Provision for income taxes			(28)		(28)

Earnings from continuing operations	192	192	196	(384)	196
Loss from discontinued operations					—

Net earnings	192	192	196	(384)	196
Net (earnings) attributable to noncontrolling interests			(8)		(8)

Net earnings attributable to the Company	$192	$192	$188	$(384)	$188

	Six months ended June 30, 2017
			Non-
		Guarantor	Guarantor
Comprehensive Income	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net earnings	$192	$192	$196	$(384)	$196
Other comprehensive income (loss), net	207	207	207	(414)	207
Total comprehensive income (loss)	399	399	403	(798)	403

Comprehensive income attributable to noncontrolling interests					—

Comprehensive income (loss) attributable to the Company	$399	$399	$403	$(798)	$403

	Six months ended June 30, 2016
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$3,348	$—	$3,348
Cost of goods sold			(2,687)		(2,687)

Gross profit	—	—	661	—	661

Selling and administrative expense			(254)		(254)
Research, development and engineering expense			(32)		(32)
Net intercompany interest	10		(10)		—
Interest expense, net	(10)		(123)		(133)
Equity earnings from subsidiaries	172	172		(344)	—
Other equity earnings			29		29
Other expense, net			(29)		(29)

Earnings before income taxes	172	172	242	(344)	242
Provision for income taxes			(57)		(57)

Earnings from continuing operations	172	172	185	(344)	185
Loss from discontinued operations			(3)		(3)

Net earnings	172	172	182	(344)	182
Net (earnings) attributable to noncontrolling interests			(10)		(10)

Net earnings attributable to the Company	$172	$172	$172	$(344)	$172

	Six months ended June 30, 2016
			Non-
		Guarantor	Guarantor
Comprehensive Income	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net earnings	$172	$172	$182	$(344)	$182
Other comprehensive income (loss), net	(26)	(26)	(24)	52	(24)
Total comprehensive loss	146	146	158	(292)	158

Comprehensive income attributable to noncontrolling interests			(2)		(2)

Comprehensive income (loss) attributable to the Company	$146	$146	$156	$(292)	$156

	Six months ended June 30, 2017
			Non-
		Guarantor	Guarantor
Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash utilized in operating activities	$(26)	$—	(130)	$—	$(156)
Cash utilized in investing activities			(205)		(205)
Cash provided by financing activities	26		159		185

Effect of exchange rate change on cash			19		19

Net change in cash	—	—	(157)	—	(157)
Cash at beginning of period			492		492

Cash at end of period	$—	$—	$335	$—	$335

	Six months ended June 30, 2016
			Non-
		Guarantor	Guarantor
Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash utilized in operating activities	$(24)	$—	$(86)	$—	$(110)
Cash utilized in investing activities			(190)		(190)
Cash provided by financing activities	24		214		238

Effect of exchange rate change on cash			(3)		(3)

Net change in cash	—	—	(65)	—	(65)
Cash at beginning of period			399		399

Cash at end of period	$—	$—	$334	$—	$334

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

Financial information for the three and six months ended June 30, 2017 and 2016 regarding the Company’s reportable segments is as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net Sales:
Europe	$635	$646	$1,189	$1,209
North America	572	599	1,100	1,131
Latin America	370	345	711	657
Asia Pacific	155	158	328	317
Reportable segment totals	1,732	1,748	3,328	3,314
Other	19	12	38	34
Net Sales	$1,751	$1,760	$3,366	$3,348

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Segment operating profit:
Europe	$80	$73	$139	$128
North America	92	92	177	168
Latin America	69	57	123	120
Asia Pacific	11	11	31	28
Reportable segment totals	252	233	470	444
Items excluded from segment operating profit:
Retained corporate costs and other	(28)	(25)	(56)	(57)
Restructuring, asset impairment and other charges	(10)		(49)	(12)
Interest expense, net	(62)	(67)	(141)	(133)
Earnings from continuing operations before income taxes	152	141	224	242
Provision for income taxes	(9)	(30)	(28)	(57)
Earnings from continuing operations	143	111	196	185
Loss from discontinued operations		(2)		(3)
Net earnings	143	109	196	182
Net (earnings) attributable to noncontrolling interests	(3)	(4)	(8)	(10)
Net earnings attributable to the Company	$140	$105	$188	$172
Net earnings from continuing operations attributable to the Company	$140	$107	$188	$175

Note:  All amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Quarters ended June 30, 2017 and 2016

Second Quarter 2017 Highlights

•	Net sales in the second quarter of 2017 were down slightly compared to the prior year quarter. Higher year-over-year net sales in Latin America were offset by lower sales in the other regions.
•

Earnings from continuing operations before income taxes were up 8% in the second quarter of 2017 compared to the second quarter of 2016, driven by higher segment operating profit in the Latin American and European regions.

•

The provision for income taxes was lower than the prior year primarily due to the resolution of a tax matter that resulted in approximately $26 million of tax accruals to be reversed in the second quarter of 2017.

Net sales for the second quarter of 2017 were $9 million lower than the second quarter of the prior year primarily due to lower shipments in the North American and Asia Pacific regions and the unfavorable effect of changes in foreign currency exchange rates, partially offset by slightly higher prices and higher shipments in Latin America.

Earnings from continuing operations before income taxes were $11 million higher in the second quarter of 2017 than the prior year quarter, primarily due to higher segment operating profit. Segment operating profit for reportable segments for the second quarter of 2017 was $19 million higher than the second quarter of the prior year. The increase was largely attributable to lower operating costs and slightly higher selling prices, partially offset by slightly lower sales volumes. All regions posted flat or higher segment operating profit in the second quarter of 2017 compared to the same period in the prior year.

Net interest expense for the second quarter of 2017 decreased $5 million compared to the second quarter of 2016.  The decrease was primarily due to deleveraging and refinancing actions taken since the second quarter of 2016.

For the second quarter of 2017, the Company recorded earnings from continuing operations attributable to the Company of $140 million, or $0.85 per share (diluted), compared to $107 million, or $0.65 per share (diluted), in the second quarter of 2016. Earnings in the second quarter of 2017 included items that management considered not representative of ongoing operations.  These items increased net earnings attributable to the Company by $17 million, or $0.10 per share in the second quarter of 2017 as set forth in the following table (dollars in millions).

Net Earnings
Increase
(Decrease)
Description	2017
Restructuring, asset impairment and other charges	$(10)
Tax benefit recorded for certain tax adjustments	20
Net tax benefit for income tax on items above	4
Net impact of noncontrolling interests on items above	3
Total	$17

Results of Operations — Second Quarter of 2017 compared with Second Quarter of 2016

Net Sales

The Company’s net sales in the second quarter of 2017 were $1,751 million compared with $1,760 million for the second quarter of 2016, a decrease of $9 million, or less than 1%. Total glass container shipments, in tonnes, were down approximately 1% in the second quarter of 2017 compared to the prior year quarter and were largely driven by the North American and Asia Pacific regions, partially offset by higher shipments in the Latin American region. The second quarter of 2017 had several fewer shipping days than the prior year quarter and this contributed to approximately $28 million of lower sales for the Company. Unfavorable foreign currency exchange rates, primarily due to a weaker Mexican Peso and British pound, impacted sales by $5 million in the second quarter of 2017 compared to the second quarter of 2016. Slightly higher selling prices increased net sales by $17 million in the quarter.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Reportable segment net sales - 2016		$1,748
Price	$17
Sales volume and mix	(28)
Effects of changing foreign currency rates	(5)
Total effect on reportable segment net sales		(16)
Reportable segment net sales - 2017		$1,732

Europe:  Net sales in Europe in the second quarter of 2017 were $635 million compared with $646 million for the second quarter of 2016, a decrease of $11 million, or 2%. Unfavorable foreign currency exchange rates impacted the region by approximately $4 million in the second quarter of 2017 as the British pound weakened in relation to the U.S. dollar. Glass container shipments in the second quarter of 2017 were flat compared to the second quarter of 2016 with strong shipments to beer customers offset by lower shipments to wine, spirits and food customers. However, an unfavorable sales mix resulted in $4 million of lower sales. As a result of the pass through of 2016 cost deflation to customers under contractual price adjustment formulas, selling prices in Europe were $3 million lower in the second quarter compared to the same period in the prior year.

North America:  Net sales in North America in the second quarter of 2017 were $572 million compared with $599 million for the second quarter of 2016, a decrease of $27 million, or 5%. Total glass container shipments in the region were down nearly 4% in the second quarter of 2017 compared to the second quarter of 2016, driven primarily by lower sales to beer customers, fewer number of shipping days and lower sales of returnable bottles in Canada. These lower shipments and an unfavorable sales mix resulted in $32 million of lower sales in the second quarter of 2017. The unfavorable effects of foreign currency exchange rate changes decreased net sales $2 million in the second quarter of 2017 compared to 2016. Slightly higher selling prices increased net sales by $7 million in the second quarter of 2017.

Latin America:  Net sales in Latin America in the second quarter of 2017 were $370 million compared with $345 million for the second quarter of 2016, an increase of $25 million, or 7%. Strong shipments to beer and spirits customers, especially in Mexico, and a slight increase in year-over-year shipments in Brazil offset slightly lower shipments in the Andean countries. Total glass container shipments in the region were up 3% in the second quarter of 2017 compared to the same quarter in the prior year and this increased sales by $17 million. Higher pricing increased net sales by $9 million in the current quarter. The unfavorable effects of foreign currency exchange rate changes decreased net sales by $1 million in the second quarter of 2017 compared to 2016, principally due to the weakening of the Mexican peso in relation to the U.S. dollar.

Asia Pacific:  Net sales in Asia Pacific in the second quarter of 2017 were $155 million compared with $158 million for the second quarter of 2016, a decrease of $3 million, or 2%. Glass container shipments were down 9% in the second quarter of 2017 compared to the same period in the prior year, primarily due to lower domestic shipments in China, and this contributed to $9 million of lower sales in the quarter. The region continues to export production in China to support higher sales in the mature markets, which in turn, led to lower domestic sales in China. Slightly higher selling prices increased net sales by $4 million in the current quarter. The favorable effects of foreign currency exchange rate changes in the current year quarter increased net sales by $2 million.

Earnings from Continuing Operations before Income Taxes and Segment Operating Profit

Earnings from continuing operations before income taxes were $152 million in the second quarter of 2017 compared to $141 million in the second quarter of 2016, an increase of $11 million, or 8%. This increase was primarily related to higher segment operating profit.

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

Segment operating profit of reportable segments in the second quarter of 2017 was $252 million compared to $233 million for the second quarter of 2016, an increase of $19 million, or 8%. The increase was largely attributable to lower operating costs and slightly higher selling prices, partially offset by lower sales volumes.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Reportable segment operating profit - 2016		$233
Price	$17
Sales volume and mix	(7)
Operating costs	9
Effects of changing foreign currency rates	—
Total net effect on reportable segment operating profit		19
Reportable segment operating profit - 2017		$252

Europe:  Segment operating profit in Europe in the second quarter of 2017 was $80 million compared with $73 million in the second quarter of 2016, an increase of $7 million, or 10%. Operating costs were $10 million lower in the second quarter of 2017 than the prior year quarter due to cost savings initiatives and higher production volumes. Lower selling prices decreased segment operating profit in the second quarter of 2017 by $3 million and was comparable to the change in cost inflation in the quarter. The net impact of sales volume and mix discussed above decreased segment operating profit by $1 million. The effects of foreign currency exchange rates increased segment operating profit by $1 million in the current year quarter.

North America:  Segment operating profit in North America in the second quarter of 2017 was $92 million compared with $92 million in the second quarter of 2016. The decrease in sales volume discussed above decreased segment operating profit in the current year quarter by $7 million. Selling prices were $7 million higher in the current quarter compared to the prior year quarter. Operating costs in the second quarter of 2017 were $5 million higher than the same quarter in the prior year and this reduced segment operating profit. Higher cost inflation in the quarter was partially offset by logistics cost reductions, as well as higher equity earnings from the Company’s joint venture with Constellation Brands in Mexico. Beginning in the first quarter of 2017, equity earnings from this joint-venture were recorded in the North American region. In prior years, equity earnings from this joint venture were recorded in retained corporate costs and other as the joint venture was mostly in construction mode. In addition, approximately $5 million in gains related to non-strategic asset sales were recognized by the region in the second quarter of 2017.

Latin America:  Segment operating profit in Latin America in the second quarter of 2017 was $69 million compared with $57 million in the second quarter of 2016, an increase of $12 million, or 21%. Higher selling prices increased segment operating profit in the current year quarter $9 million. The increase in sales volume discussed above increased segment operating profit by $3 million.  The impact of higher cost inflation in the region was fully offset by cost savings achieved in the quarter.

Asia Pacific:  Segment operating profit in Asia Pacific in the second quarter of 2017 was $11 million compared with $11 million in the second quarter of 2016. Higher selling prices increased segment operating profit in the second quarter of 2017 by $4 million. The decrease in sales volume discussed above impacted segment operating profit by $2 million.  Despite higher production levels and cost containment efforts, cost inflation in the region drove operating costs slightly higher and decreased segment operating profit by $1 million in the quarter. The  effects of foreign currency exchange rate changes decreased segment operating profit by $1 million.

Interest Expense, Net

Net interest expense for the second quarter of 2017 was $62 million compared with $67 million for the second quarter of 2016.  Net interest expense decreased $5 million in the second quarter of 2017 compared to the same quarter in the prior year due to deleveraging and refinancing actions taken since the second quarter of 2016.

Provision for Income Taxes

The Company’s effective tax rate from continuing operations for the three months ended June 30, 2017 was 5.9% compared with 21.3% for the three months ended June 30, 2016.  The effective tax rate for the second quarter of 2017 was lower than the same period in the prior year primarily due to the resolution of a tax matter that resulted in approximately $26 million of tax accruals reversed in the second quarter of 2017.

Earnings from Continuing Operations Attributable to the Company

For the second quarter of 2017, the Company recorded earnings from continuing operations attributable to the Company of $140 million, or $0.85 per share (diluted), compared to $107 million, or $0.65 per share (diluted), in the second quarter of 2016. Earnings in the second quarter of 2017 included items that management considered not representative of ongoing operations.  These items increased net earnings attributable to the Company by $17 million, or $0.10 per share in the second quarter of 2017 as set forth in the following table (dollars in millions).

Net Earnings
Increase
(Decrease)
Description	2017
Restructuring, asset impairment and other charges	$(10)
Tax benefit recorded for certain tax adjustments	20
Net tax benefit for income tax on items above	4
Net impact of noncontrolling interests on items above	3
Total	$17

Executive Overview – Six Months ended June 30, 2017 and 2016

2017 Highlights

•	Net sales in the first half of 2017 were higher compared to the prior year period, driven by higher shipments in Latin America and Europe, as well as slightly higher prices.
•

Earnings from continuing operations before income taxes decreased 7% in the first six months of 2017 compared to the prior year period, driven by higher restructuring, asset impairment and other charges, as well as higher charges related to debt redeemed, partially offset by higher segment operating profit.

•	Completed a tender offer to purchase approximately $228 million, or 91%, of the Company’s outstanding 7.80% Senior Debentures due in 2018
•	Issued €225 million of 3.125% senior notes due in 2024
•

The provision for income taxes was lower than the prior year primarily due to the resolution of a tax matter that resulted in approximately $26 million of tax accruals to be reversed in the second quarter of 2017.

Net sales for the first six months of 2017 were $18 million higher than the same period in the prior year primarily due to higher pricing and sales volumes, partially offset by the unfavorable effect of changes in foreign currency exchange rates.

Earnings from continuing operations decreased $18 million than the same period in the prior year primarily due to higher restructuring, asset impairment and other charges, as well as higher charges related to debt redeemed, partially offset by higher segment operating profit. Segment operating profit for reportable segments for the first six months of 2017 was $26 million higher than the same period in the prior year. In the first six months of 2017, all four regions’ segment operating profit exceeded their prior year amounts.

Net interest expense for the first six months of 2017 was $141 million compared with $133 million for the first six months of 2016. Interest expense for 2017 included $17 million due to note repurchase premiums and the write-off of finance fees related to debt redeemed in the first quarter of 2017.  Exclusive of these items, net interest expense decreased $9 million in the current year period primarily due to deleveraging and refinancing actions.

Net earnings from continuing operations attributable to the Company for the first six months of 2017 was $188 million, or $1.15 per share (diluted), compared with $175 million, or $1.07 per share (diluted), for the first six months of 2016. Earnings in 2017 and 2016 included items that management considered not representative of ongoing operations as set forth in the following table (dollars in millions).

	Net Earnings
	Increase
	(Decrease)
Description	2017	2016
Restructuring, asset impairment and other charges	$(49)	$(19)
Gain on China land compensation		7
Note repurchase premiums and write-off of finance fees	(17)
Tax benefit recorded for certain tax adjustments	20
Net tax benefit for income tax on items above	12	4
Net impact of noncontrolling interests on items above	4	(2)
Total	$(30)	$(10)

Results of Operations – First six months of 2017 compared with first six months of 2016

Net Sales

The Company’s net sales in the first six months of 2017 were $3,366 million compared with $3,348 million for the first six months of 2016, an increase of $18 million. Total glass container shipments, in tonnes, were up approximately 1% in the first six months of 2017 compared to the same period in the prior year. However, an unfavorable mix resulted in approximately $2 million of lower sales. Unfavorable foreign currency exchange rates, primarily due to a weaker Euro, Mexican peso, and British pound, impacted sales by $11 million in the first half of 2017 compared to the same period in 2016. Slightly higher selling prices benefited net sales by $27 million in 2017.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Reportable segment net sales - 2016		$3,314
Price	$27
Sales volume and mix	(2)
Effects of changing foreign currency rates	(11)
Total effect on reportable segment net sales		14
Reportable segment net sales - 2017		$3,328

Europe:  Net sales in Europe in the first six months of 2017 were $1,189 million compared with $1,209 million for the first six months of 2016, a decrease of $20 million, or 2%. Unfavorable foreign currency exchange rate decreased net sales by $28 million, as the Euro and British pound weakened in relation to the U.S. dollar. Net sales were benefited in the first six months of 2017 by a 2% increase in glass container shipments driven by higher shipments to beer customers. This increased net sales by $19 million compared to the prior year period. As a result of the pass through of 2016 cost deflation to customers under contractual price adjustment formulas, selling prices in Europe were $11 million lower in the first six months of 2017 compared to the same period in the prior year.

North America:  Net sales in North America in the first six months of 2017 were $1,100 million compared with $1,131 million for the first six months of 2016, a decrease of $31 million, or 3%. Slightly higher selling prices increased net sales by $15 million in the first six months of 2017. However, lower shipments and an unfavorable sales mix resulted in $45 million of lower sales. This impact to sales mix was due to several customers converting a portion of their glass shipments from carton packaging to bulk shipments. Total glass container shipments in the region were 2% lower in the first six months of 2017 compared to the same period in 2016, driven by lower shipments to beer customers. The effects of foreign currency exchange rate changes decreased net sales $1 million in the first six months of 2017 compared to the same period in 2016.

Latin America:  Net sales in Latin America in the first six months of 2017 were $711 million compared with $657 million for the first six months of 2016, an increase of $54 million, or 8%. Strong shipments in Mexico offset lower shipments in the other countries in the region. Total glass container shipments in the region were up 4% in the first six months of 2017 compared to the same period in the prior year and this increased sales by $26 million. The favorable effects of foreign currency exchange rate changes increased net sales $10 million in the first half of 2017, principally due to a strengthening of the Brazilian real and Colombian peso in relation to the U.S. dollar. Higher pricing increased net sales by $18 million in the first six months of 2017.

Asia Pacific:  Net sales in Asia Pacific in the first six months of 2017 were $328 million compared with $317 million for the first six months of 2016, an increase of $11 million, or 3%. The favorable effects of foreign currency exchange rate changes during the first six months of 2017, primarily due to the strengthening of the Australian dollar and New Zealand dollar in relation to the U.S. dollar, increased net sales by $8 million. Glass container shipments were down 4% in the first half of 2017, primarily due to lower shipments in China, and this contributed to $2 million of lower sales in 2017. The region continues to export production in China to support higher sales in the mature markets, which in turn, led to lower domestic sales in China. Slightly higher selling prices also increased net sales by $5 million in the first six months 2017.

Earnings from Continuing Operations before Income Taxes and Segment Operating Profit

Earnings from continuing operations were $224 million in the first six months of 2017 compared with $242 million for the same period in 2016, a decrease of $18 million, or 7%. This decrease was primarily related to higher restructuring, asset impairment and other charges, as well as higher charges related to debt redeemed in the first quarter of 2017, partially offset by higher segment operating profit.

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

Segment operating profit of reportable segments in the first six months of 2017 was $470 million compared with $444 million for the first six months of 2016, an increase of $26 million, or 6%. The increase was largely attributable to higher selling prices, partially offset by the unfavorable effect of changes in foreign currency exchange rates.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Reportable segment operating profit - 2016		$444
Price	$27
Sales volume and mix	1
Operating costs	—
Effects of changing foreign currency rates	(2)
Total net effect on reportable segment operating profit		26
Reportable segment operating profit - 2017		$470

Europe:  Segment operating profit in Europe in the first six months of 2017 was $139 million compared with $128 million in the first six months of 2016, an increase of $11 million, or 9%. The increase in sales volume discussed above improved segment operating profit by $4 million. Operating costs were $20 million lower in the first six months of 2017 than the prior year period due to logistics savings and other cost reductions. Lower selling prices decreased segment operating profit in the first six months of 2017 by $11 million. The unfavorable effects of foreign currency exchange rates decreased segment operating profit by $2 million in 2017.

North America:  Segment operating profit in North America in the first six months of 2017 was $177 million compared with $168 million in the first six months of 2016, an increase of $9 million, or 5%. Selling prices were $15 million higher in the first six months of 2017 compared to the same period in the prior year. In addition, approximately $5 million in gains related to non-strategic asset sales were recognized by the region in the second quarter of 2017. The unfavorable sales mix and lower shipments discussed above decreased segment operating profit by $9 million. Operating costs in the first six months of 2017 were slightly higher than the same period in the prior year and this reduced segment operating profit by $2 million. Higher cost inflation during this period was partially offset by logistics cost reductions, as well as higher equity earnings from the Company’s joint venture with Constellation Brands in Mexico. Beginning in the first quarter of 2017, equity earnings from this joint-venture were recorded in the North American region. In prior years, equity earnings from this joint venture were recorded in retained corporate costs and other as the joint venture was mostly in construction mode.

Latin America:  Segment operating profit in Latin America in the first six months of 2017 was $123 million compared with $120 million in the first six months of 2016, an increase of $3 million, or 3%. Segment operating profit was impacted by $22 million of higher operating costs, primarily due to substantial cost inflation throughout the region. Partially offsetting these declines were higher selling prices that increased segment operating profit in the first six months of 2017 by $18 million. The increase in sales volume discussed above increased segment operating profit by $7 million.

Asia Pacific:  Segment operating profit in Asia Pacific in the first six months of 2017 was $31 million compared with $28 million in the first six months of 2016, an increase of $3 million, or 11%. Higher selling prices increased segment operating profit in the first six months of 2017 by $5 million. The decrease in sales volume discussed above reduced segment operating profit by $1 million.  Slightly higher operating costs also reduced segment operating profit by $1 million.

Interest Expense, Net

Net interest expense for the first six months of 2017 was $141 million compared with $133 million for the first six months of 2016. Interest expense for 2017 included $17 million due to note repurchase premiums and the write-off of finance fees related to debt redeemed in the first quarter of 2017.  Exclusive of these items, net interest expense decreased $9 million in the current year period primarily due to deleveraging and refinancing actions.

Provision for Income Taxes

The Company’s effective tax rate from continuing operations for the six months ended June 30, 2017 was 12.5% compared with 23.6% for the six months ended June 30, 2016.  The effective tax rate for the first half of 2017 was lower than the same period in the prior year primarily due to the resolution of a tax matter that resulted in approximately $26 million of tax accruals reversed in the second quarter of 2017.

The Company expects that the full year effective tax rate for 2017 will be approximately 23% (excluding items that management considers not representative of ongoing operations).

Earnings from Continuing Operations Attributable to the Company

For the first six months of 2017, the Company recorded earnings from continuing operations attributable to the Company of $188 million, or $1.15 per share (diluted), compared $175 million, or $1.07 per share (diluted), in the first six months of 2016. Earnings in 2017 and 2016 included items that management considered not representative of ongoing operations as set forth in the following table (dollars in millions).

	Net Earnings
	Increase
	(Decrease)
Description	2017	2016
Restructuring, asset impairment and other charges	$(49)	$(19)
Gain on China land compensation		7
Note repurchase premiums and write-off of finance fees	(17)
Tax benefit recorded for certain tax adjustments	20
Net tax benefit for income tax on items above	12	4
Net impact of noncontrolling interests on items above	4	(2)
Total	$(30)	$(10)

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for the second quarter of 2017 were $28 million and modestly higher compared with the $25 million recorded in the second quarter of 2016 due to lower equity earnings.  For the first six months of 2017, retained corporate costs and other were $56 million compared with $57 million for the same period in 2016.

Restructuring, Asset Impairments and Other Charges

During the three and six months ended June 30, 2017, the Company recorded restructuring, asset impairment and other charges of $10 million and $49 million, respectively. For the six months ended June 30, 2017, these charges primarily consist of employee costs, write-down of assets, and other exit costs in the following regions: Latin America ($33 million), Europe ($13 million) and North America ($3 million). Except for the charges recorded in Europe, the other discrete restructuring charges recorded in 2017 are expected to approximate the total cumulative costs for those actions as no significant additional costs are expected to be incurred. The Company has recorded total cumulative charges of $54 million related to a plant closure in Europe and does not expect to execute any further significant actions related to this facility.  The restructuring charges recorded in 2017 in the Latin American and European regions primarily relate to capacity curtailments and products produced at those facilities have, in large part, been reallocated to others in their respective regions. The Company expects that the majority of the remaining cash expenditures related to the above charges will be paid out by the end of 2018.

During the three and six months ended June 30, 2016, the Company recorded restructuring, asset impairment and other charges of $0 and $19 million, respectively. These charges primarily represented employee costs, write-down of assets, and other exit costs of $14 million for a plant closure in the first quarter of 2016 in Latin America, $3 million related to a previous plant closure in North America, $1 million in Asia Pacific and $1 million related to other restructuring actions. The discrete restructuring charges recorded in the first quarter of 2016 are expected to approximate the total cumulative costs for those actions as no significant additional costs are expected to be incurred. The restructuring charges recorded in the first quarter of 2016 in the Latin American region primarily relate to a capacity curtailment. The Company reallocated the products produced at this facility to others in the region. The Company expects that the majority of the remaining cash expenditures related to the above charges will be paid out by the end of 2017. Partially offsetting the restructuring charges in the first quarter of 2016 was a $7 million gain related to compensation received for land that the Company was required to return to the Chinese government.

See Note 5 to the Condensed Consolidated Financial Statements for additional information.

Discontinued Operations

On April 4, 2016, the annulment committee formed by the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”) ruled that OI European Group B.V. (“OIEG”), a subsidiary of the Company, is free to pursue the enforcement of a prior arbitration award (the “Award”) against Venezuela. As of June 30, 2017, that Award amounts to more than $500 million, including reimbursement of expenses and accrued interest.  Venezuela’s application to annul the Award is still pending before an ad hoc committee of the ICSID and a hearing with respect to such application is currently scheduled for September 26-27, 2017.

On July 31, 2017, OIEG sold its right, title and interest in amounts due under the Award to an Ireland-domiciled investment fund.  Under the terms of the sale, OIEG received a payment, in cash, at closing equal to $115 million (the “Cash Payment”).  OIEG may also receive additional payments in the future (“Deferred Amounts”) calculated based on the total compensation that is received from Venezuela as a result of collection efforts or as settlement of the Award with Venezuela.  In the event that the Award is partially or completely annulled by the ICSID ad hoc annulment committee, OIEG may be required to repay to the purchaser up to the entire amount of the Cash Payment based on a formula tied to the amount of the Award (if any) that is annulled.  In addition, OIEG’s right to receive any Deferred Amounts is subject to the limitations described below.

OIEG’s interest in any amounts received in the future from Venezuela in respect of the Award is limited to a percentage of such recovery after taking into account reimbursement of the Cash Payment to the purchaser and reimbursement of legal fees and expenses incurred by the Company and the purchaser. OIEG’s percentage of such recovery will also be reduced over time.  Because the Award has yet to be satisfied, the annulment proceeding is pending, and the ability to successfully enforce the Award in countries that are party to the ICSID Convention is subject to significant challenges, the Company is unable to reasonably predict the amount of recoveries from the Award, if any,  to which the Company may be entitled in the future.  Any future amounts that the Company may receive from the Award are highly speculative and the timing of any such future payments, if any, is highly uncertain.  As such, there can be no assurance that the Company will receive any future payments under the Award beyond the Cash Payment.  Except as noted above in connection with the annulment proceeding that is pending before the ICSID ad hoc committee, the Cash Payment is not subject to any forfeiture or future adjustment.

A separate arbitration involving other subsidiaries of the Company is pending before ICSID to obtain compensation primarily for third-party minority shareholders’ lost interests in the two expropriated plants.

For the three and six month periods ending June 30, 2017, the Company has not given recognition to the transaction above in its financial statements. The loss from discontinued operations of less than $1 million and $3 million for the six months ended June 30, 2017 and June 30, 2016, respectively, relates to ongoing costs for the Venezuelan expropriation.

Capital Resources and Liquidity

On April 22, 2015, the Company entered into a Senior Secured Credit Facility, which subsequently has been amended several times with the most recent amendment being entered into on February 3, 2016 (the “Amended Agreement”).

At June 30, 2017, the Amended Agreement includes a $300 million revolving credit facility, a $600 million multicurrency revolving credit facility, a $1,575 million term loan A facility ($1,370 million net of debt issuance costs), and a €279 million term loan A facility ($303 million net of debt issuance costs), each of which has a final maturity date of April 22, 2020.  At June 30, 2017, the Company had unused credit of $675 million available under the Amended Agreement. The weighted average interest rate on borrowings outstanding under the Amended Agreement at June 30, 2017 was 2.64%.

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

The Amended Agreement also contains one financial covenant, a Total Leverage Ratio that requires the Company not to exceed a ratio calculated by dividing consolidated total debt, less cash and cash equivalents, by consolidated EBITDA, as defined in the Amended Agreement. The Total Leverage Ratio could restrict the ability of the Company to undertake additional financing or acquisitions to the extent that such financing or acquisitions would cause the Total Leverage Ratio to exceed the specified maximum of (i) 4.5x for the two fiscal quarters ending June 30, 2017 and September 30, 2017, and (ii) 4.0x for the fourth fiscal quarter ending December 31, 2017 and each fiscal quarter thereafter.

Failure to comply with these covenants and restrictions could result in an event of default under the Amended Agreement.  In such an event, the Company would be unable to request borrowings under the revolving facility, and all amounts outstanding under the Amended Agreement, together with accrued interest, could then be declared immediately due and payable.  If an event of default occurs under the Amended Agreement and the lenders cause all of the outstanding debt obligations under the Amended Agreement to become due and payable, this would result in a default under a number of other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities.  As of June 30, 2017, the Company was in compliance with all covenants and restrictions in the Amended Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Amended Agreement will not be adversely affected by the covenants and restrictions.

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

In March 2017, the Company purchased in a tender offer approximately $228 million aggregate principal amount of its 7.80% Senior Debentures due in 2018.  Approximately $22 million of the Senior Debentures remain outstanding as of June 30, 2017. As part of the tender offer, the Company recorded $17 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees in the first quarter of 2017.

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

Information related to the Company’s accounts receivable securitization program is as follows:

	June 30,	December 31,	June 30,
	2017	2016	2016
Balance (included in short-term loans)	$182	$152	$173
Weighted average interest rate	0.74%	0.74%	0.70%

Cash Flows

Operating activities:  Cash utilized in continuing operating activities was $156 million for the six months ended June 30, 2017, compared to $107 million for the six months ended June 30, 2016. The increase in cash utilized in continuing operating activities in the first half of 2017 was primarily due to an increase in working capital of $585 million compared to an increase in working capital of $491 million in the same period in 2016. The increase in working capital was mainly due to higher accounts receivable during the first six months of 2017. Partially offsetting this were higher net earnings and higher non-cash charges, such as restructuring, asset impairment and related charges, in the first six months of 2017.

Investing activities:  Cash utilized in investing activities was $205 million for the six months ended June 30, 2017, compared to $190 million for the six months ended June 30, 2016. Capital spending for property, plant and equipment was $186 million during the first six months of 2017 and $207 million in the same period in 2016. Acquisition activities were $27 million and $31 million in the first six months of 2017 and 2016, respectively, and were primarily related to contributions made to the Company’s investment in a joint venture in Nava, Mexico.

Financing activities:  Cash provided by financing activities was $185 million for the six months ended June 30, 2017, compared to $238 million for the six months ended June 30, 2016. The decrease in cash provided by financing activities was primarily due to lower net borrowings and the payment of $21 million of finance fees in the first six months of 2017, principally related to note repurchase premiums associated with the tender offer to purchase the 2018 Senior Debentures.

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

There have been no other material changes in critical accounting estimates at June 30, 2017 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

There have been no material changes in market risk at June 30, 2017 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.

As required by Rule 13a-15(d) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of any change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.  There have been no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to material affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

For further information on legal proceedings, see Note 9 to the Condensed Consolidated Financial Statements, “Contingencies,” that is included in Part I of this Quarterly Report and incorporated herein by reference.

Item 1A.  Risk Factors.

There have been no material changes in risk factors at June 30, 2017 from those described in the Company’s

Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not purchase any shares of its common stock for the three and six months ended June 30, 2017. The Company has $380 million remaining for repurchases pursuant to authorization by its Board of Directors in October 2014 to purchase up to $500 million of the Company’s common stock until December 31, 2017.

Item 6.  Exhibits.

Exhibit 3.1	Owens-Illinois, Inc. Fourth Amended and Restated By-Laws (filed as Exhibit 3.1 to Owens-Illinois, Inc.’s Form 8-K filed July 13, 2017, File No. 1-9576, and incorporated herein by reference).

Exhibit 10.1

Owens-Illinois, Inc. 2017 Incentive Award Plan (filed as Appendix B to Owens-Illinois, Inc.’s Definitive Proxy Statement on Schedule 14A filed March 30, 2017, File No. 1-9576, and incorporated herein by reference).

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

Exhibit 101

Financial statements from the Quarterly Report on Form 10-Q of Owens-Illinois, Inc. for the quarter ended June 30, 2017, formatted in XBRL: (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

OWENS-ILLINOIS, INC.

Date	August 1, 2017	By	/s/ Jan A. Bertsch
Jan A. Bertsch
Senior Vice President and Chief Financial Officer