Form 10-Q
period 2017-09-30
OWENS ILLINOIS INC /DE/
filed 2017-10-24
CIK 812074

en mple

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2017

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

The number of shares of common stock, par value $.01, of Owens-Illinois, Inc. outstanding as of September 30, 2017 was 162,990,974.

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

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Net sales	$1,791	$1,712	$5,157	$5,060
Cost of goods sold	(1,438)	(1,376)	(4,143)	(4,063)

Gross profit	353	336	1,014	997

Selling and administrative expense	(120)	(121)	(362)	(375)
Research, development and engineering expense	(15)	(16)	(46)	(48)
Interest expense, net	(63)	(66)	(204)	(199)
Equity earnings	22	15	55	44
Other income (expense), net	(5)	5	(61)	(24)

Earnings from continuing operations before income taxes	172	153	396	395
Provision for income taxes	(37)	(36)	(65)	(93)

Earnings from continuing operations	135	117	331	302
Loss from discontinued operations	(2)	(3)	(2)	(6)

Net earnings	133	114	329	296
Net earnings attributable to noncontrolling interests	(7)	(6)	(15)	(16)
Net earnings attributable to the Company	$126	$108	$314	$280

Amounts attributable to the Company:
Earnings from continuing operations	$128	$111	$316	$286
Loss from discontinued operations	(2)	(3)	(2)	(6)
Net earnings	$126	$108	$314	$280

Basic earnings per share:
Earnings from continuing operations	$0.78	$0.68	$1.94	$1.76
Loss from discontinued operations	(0.01)	(0.02)	(0.01)	(0.04)
Net earnings	$0.77	$0.66	$1.93	$1.72

Weighted averages shares outstanding (thousands)	162,866	162,080	162,658	161,744

Diluted earnings per share:
Earnings from continuing operations	$0.77	$0.68	$1.92	$1.75
Loss from discontinued operations	(0.01)	(0.02)	(0.01)	(0.04)
Net earnings	$0.76	$0.66	$1.91	$1.71

Weighted average diluted shares outstanding (thousands)	164,993	163,204	164,440	162,607

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME

(Dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Net earnings	$133	$114	$329	$296
Other comprehensive income (loss):
Foreign currency translation adjustments	10	(79)	212	(93)
Pension and other postretirement benefit adjustments, net of tax	10	21	25	5
Change in fair value of derivative instruments, net of tax		(1)	(10)	5
Other comprehensive income (loss):	20	(59)	227	(83)
Total comprehensive income	153	55	556	213
Comprehensive income attributable to noncontrolling interests	(8)	(4)	(8)	(6)
Comprehensive income attributable to the Company	$145	$51	$548	$207

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	September 30,	December 31,	September 30,
	2017	2016	2016
Assets
Current assets:
Cash and cash equivalents	$339	$492	$294
Trade receivables, net of allowance of $36 million, $32 million, and $32 million at September 30, 2017, December 31, 2016 and September 30, 2016	1,028	580	857
Inventories	1,046	983	1,057
Prepaid expenses and other current assets	254	199	234
Total current assets	2,667	2,254	2,442

Property, plant and equipment, net	3,036	2,880	2,917
Goodwill	2,621	2,462	2,534
Intangibles, net	473	464	490
Other assets	1,202	1,075	1,114
Total assets	$9,999	$9,135	$9,497

Liabilities and Share Owners' Equity
Current liabilities:
Short-term loans and long-term debt due within one year	$243	$195	$262
Current portion of asbestos-related liabilities	115	115	130
Accounts payable	1,087	1,135	1,059
Other liabilities	617	615	582
Other liabilities - discontinued operations	115
Total current liabilities	2,177	2,060	2,033

Long-term debt	5,378	5,133	5,333
Asbestos-related liabilities	528	577	643
Other long-term liabilities	977	1,002	973
Share owners' equity	939	363	515
Total liabilities and share owners' equity	$9,999	$9,135	$9,497

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in millions)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net earnings	$329	$296
Loss from discontinued operations	2	6
Non-cash charges
Depreciation and amortization	372	372
Pension expense	22	22
Restructuring, asset impairment and related charges	48	19
Cash payments
Pension contributions	(28)	(15)
Asbestos-related payments	(49)	(45)
Cash paid for restructuring activities	(30)	(20)
Change in components of working capital	(601)	(320)
Other, net (a)	(26)	(89)
Cash provided by continuing operating activities	39	226
Cash utilized in discontinued operating activities	(2)	(6)
Total cash provided by operating activities	37	220
Cash flows from investing activities:
Additions to property, plant and equipment	(292)	(310)
Acquisitions, net of cash acquired	(37)	(45)
Net cash proceeds related to the sale of assets	14	57
Net foreign exchange derivative activity		16
Cash utilized in continuing investing activities	(315)	(282)
Cash provided by discontinued investing activities	115
Total cash utilized in investing activities	(200)	(282)
Cash flows from financing activities:
Changes in borrowings, net	23	(31)
Issuance of common stock and other	(5)	5
Distributions to noncontrolling interests	(9)	(10)
Payment of finance fees	(23)	(3)
Cash utilized in financing activities	(14)	(39)
Effect of exchange rate fluctuations on cash	24	(4)
Decrease in cash	(153)	(105)
Cash at beginning of period	492	399
Cash at end of period	$339	$294

(a)	Other, net includes other non-cash charges plus other changes in non-current assets and liabilities.

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

Intercompany sales in Latin America totaled $34 million and $97 million for the three and nine months ended September 30, 2017, respectively, and $36 million and $129 million for the three and nine months ended September 30, 2016, respectively.

Financial information for the three and nine months ended September 30, 2017 and 2016 regarding the Company’s reportable segments is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net sales:
Europe	$624	$586	$1,813	$1,795
North America	551	578	1,651	1,709
Latin America	412	365	1,123	1,022
Asia Pacific	188	170	516	487
Reportable segment totals	1,775	1,699	5,103	5,013
Other	16	13	54	47
Net sales	$1,791	$1,712	$5,157	$5,060

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Segment operating profit:
Europe	$81	$64	$220	$192
North America	75	79	252	247
Latin America	84	74	207	194
Asia Pacific	20	20	51	48
Reportable segment totals	260	237	730	681
Items excluded from segment operating profit:
Retained corporate costs and other	(25)	(18)	(81)	(75)
Restructuring, asset impairment and other			(49)	(12)
Interest expense, net	(63)	(66)	(204)	(199)
Earnings from continuing operations before income taxes	$172	$153	$396	$395

Financial information regarding the Company’s total assets is as follows:

	September 30,	December 31,	September 30,
	2017	2016	2016
Total assets:
Europe	$3,140	$2,792	$2,972
North America	2,826	2,522	2,536
Latin America	2,772	2,537	2,629
Asia Pacific	1,046	926	1,025

Reportable segment totals	9,784	8,777	9,162
Other	215	358	335
Consolidated totals	$9,999	$9,135	$9,497

2.  Inventories

Major classes of inventory at September 30, 2017, December 31, 2016 and September 30, 2016 are as follows:

	September 30,	December 31,	September 30,
	2017	2016	2016
Finished goods	$875	$827	$892
Raw materials	129	118	127
Operating supplies	42	38	38
	$1,046	$983	$1,057

3.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at September 30, 2017, December 31, 2016 and September 30, 2016 are as follows:

	September 30,	December 31,	September 30,
	2017	2016	2016
Prepaid expenses	$50	$50	$61
Value added taxes	44	46	42
Other	160	103	131
	$254	$199	$234

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

Commodity Forward Contracts Designated as Cash Flow Hedges

In several regions, the Company enters into commodity forward contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows.  In North America, the majority of its customer contracts contain provisions that pass the price of natural gas to its customers.  In certain of these contracts, the customer has the option of fixing the natural gas price component for a specified period of time.  To limit the effects of fluctuations in cash flows resulting from these customer contracts, the Company enters into commodity forward contracts related to forecasted natural gas requirements.  In Asia Pacific, the Company implemented a hedging program in the first quarter of 2016, which included the execution of commodity forward contracts for certain contracted natural gas requirements.  At September 30, 2017 and 2016, the Company had entered into commodity forward contracts covering approximately 9,300,000 MM BTUs and 12,400,000 MM BTUs, respectively.

The Company accounts for the above forward contracts as cash flow hedges at September 30, 2017 and recognizes them on the balance sheet at fair value.  The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owners’ equity (“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings.  An unrecognized loss of less than $1 million at September 30, 2017, an unrecognized gain of $6 million at December 31, 2016 and an unrecognized gain of $2 million at September 30, 2016 related to the commodity forward contracts was included in Accumulated OCI, and will be reclassified into earnings in the period when the commodity forward contracts expire.  Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.  The ineffectiveness related to these natural gas hedges for the three and nine months ended September 30, 2017 and 2016 was not material.

The effect of the commodity forward contracts on the results of operations for the three months ended September 30, 2017 and 2016 is as follows:

		Amount of Gain (Loss) Reclassified from
Amount of (Loss) Recognized in OCI on		Accumulated OCI into Income
Commodity Forward Contracts		(reported in cost of goods sold)
(Effective Portion)		(Effective Portion)
2017	2016	2017	2016
$(1)	$(1)	$—	$—

The effect of the commodity forward contracts on the results of operations for the nine months ended September 30, 2017 and 2016 is as follows:

		Amount of Gain (Loss) Reclassified from
Amount of Gain Recognized in OCI on		Accumulated OCI into Income
Commodity Forward Contracts		(reported in cost of goods sold)
(Effective Portion)		(Effective Portion)
2017	2016	2017	2016
$3	$2	$—	$—

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

At September 30, 2017 and 2016, the Company had outstanding foreign exchange and option agreements denominated in various currencies covering the equivalent of approximately $320 million and $580 million, respectively, related primarily to intercompany transactions and loans.

The effect of the foreign exchange derivative contracts on the results of operations for the three months ended September 30, 2017 and 2016 is as follows:

	Amount of Gain (Loss)
Location of Gain (Loss)	Recognized in Income on
Recognized in Income on	Foreign Exchange Contracts
Foreign Exchange Contracts	2017	2016
Other expense	$(2)	$4

The effect of the foreign exchange derivative contracts on the results of operations for the nine months ended September 30, 2017 and 2016 is as follows:

	Amount of Gain
Location of Gain	Recognized in Income on
Recognized in Income on	Foreign Exchange Contracts
Foreign Exchange Contracts	2017	2016
Other expense	$4	$6

Hedges of Multiple Risks

The Company has variable-interest rate borrowings denominated in currencies other than the functional currency of the borrowing subsidiaries. As a result, the Company is exposed to fluctuations in both the underlying variable interest rate and the currency of the borrowing against the subsidiaries’ functional currency.  The Company uses derivatives to manage these exposures and designates these derivatives as cash flow hedges of both interest rate and foreign exchange risks.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges of both interest rate risk and foreign exchange risk is recorded in Accumulated OCI and is subsequently reclassified into earnings in the period for which the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative is recognized directly in earnings.

During the second quarter of 2017, one of the Company’s Euro-functional subsidiaries entered into a cross-currency interest rate swap to manage its exposure to fluctuations in the variable interest rate and the U.S. dollar-Euro exchange rate arising from a U.S. dollar denominated borrowing.  This swap involves exchanging fixed rate Euro interest payments for floating rate U.S. dollar interest receipts both of which will occur at the forward exchange rates in effect upon entering into the instrument. This instrument, which settled in the third quarter of 2017, had a pay fixed notional amount of €81 million and a receive notional amount of $90 million.

Interest Rate Swaps Designated as Fair Value Hedges

In the third quarter of 2017, the Company entered into a series of interest rate swap agreements with a total notional amount of €400 million that reach final maturity in 2024. The swaps were executed in order to maintain a capital structure containing appropriate amounts of fixed and floating-rate debt.

The Company’s fixed-to-variable interest rate swaps were accounted for as fair value hedges. The relevant terms of the swap agreements match the corresponding terms of the notes and therefore there is no hedge ineffectiveness. The Company recorded the net of the fair market values of the swaps as a long-term liability and short-term asset along with a corresponding net decrease in the carrying value of the hedged debt.

Under the swaps, the Company receives fixed rate interest amounts (equal to the interest on the corresponding hedged note) and pays interest at a six-month Euribor rate (set in arrears) plus a margin spread (see table below). The interest rate differential on each swap is recognized as an adjustment of interest expense during each six-month period over the term of the agreement.

The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.  The Company has determined that the majority of the inputs used to value these derivatives fall within Level 2 of the fair value hierarchy.

The following selected information relates to fair value swaps at September 30, 2017:

	Amount Hedged	Receive Rate	Average Spread
Senior Notes due 2024	€400	3.125%	2.5%

Balance Sheet Classification

The Company records the fair values of derivative financial instruments on the balance sheet as follows: (a) receivables if the instrument has a positive fair value and maturity within one year, (b) deposits, receivables, and other assets if the instrument has a positive fair value and maturity after one year, (c) other accrued liabilities or other liabilities (current) if the instrument has a negative fair value and maturity within one year, and (d) other accrued liabilities or other liabilities if the instrument has a negative fair value and maturity after one year.

The following table shows the amount and classification (as noted above) of the Company’s derivatives at September 30, 2017, December 31, 2016 and September 30, 2016:

	Fair Value
	Balance Sheet	September 30,	December 31,	September 30,
	Location	2017	2016	2016
Asset derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	b	$1	$6	$2
Interest rate swaps designated as fair value hedges	a	2
Derivatives not designated as hedging instruments:
Foreign exchange derivative contracts	a	2	9	8
Total asset derivatives		$5	$15	$10
Liability derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	c	$1	$—	$—
Interest rate swaps designated as fair value hedges	d	5
Derivatives not designated as hedging instruments:
Foreign exchange derivative contracts	c	3	5	2
Total liability derivatives		$9	$5	$2

5.  Restructuring Accruals

Selected information related to the restructuring accruals for the three months ended September 30, 2017 and 2016 is as follows:

Other
Restructuring
Actions
Balance at July 1, 2017	$111
Net cash paid, principally severance and related benefits	(14)
Other, including foreign exchange translation	1
Balance at September 30, 2017	$98

		Other
	Asia Pacific	Restructuring	Total
	Restructuring	Actions	Restructuring
Balance at July 1, 2016	$6	$28	$34
Net cash paid, principally severance and related benefits	(1)	(2)	(3)
Other, including foreign exchange translation		(2)	(2)
Balance at September 30, 2016	$5	$24	$29

Selected information related to the restructuring accruals for the nine months ended September 30, 2017 and 2016 is as follows:

Other
Restructuring
Actions
Balance at January 1, 2017	$85
Charges	48
Write-down of assets to net realizable value	(9)
Net cash paid, principally severance and related benefits	(30)
Other, including foreign exchange translation	4
Balance at September 30, 2017	$98

		Other
	Asia Pacific	Restructuring	Total
	Restructuring	Actions	Restructuring
Balance at January 1, 2016	$7	$36	$43
Charges	1	18	19
Write-down of assets to net realizable value		(7)	(7)
Net cash paid, principally severance and related benefits	(2)	(18)	(20)
Other, including foreign exchange translation	(1)	(5)	(6)
Balance at September 30, 2016	$5	$24	$29

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

Other Restructuring Actions

During the three and nine months ended September 30, 2017, the Company recorded restructuring, asset impairment and other charges of $0 million and $48 million, respectively. For the nine months ended September 30, 2017, these charges primarily consist of employee costs, write-down of assets, and other exit costs in the following regions: Latin America ($33 million), Europe ($13 million) and North America ($2 million). Except for the charges recorded in Europe, the other discrete restructuring charges recorded in 2017 are expected to approximate the total cumulative costs for those actions as no significant additional costs are expected to be incurred. The Company has recorded total cumulative charges of $54 million related to a plant closure in Europe and does not expect to execute any further significant actions related to this facility.  The restructuring charges recorded in 2017 in the Latin American and European regions primarily relate to capacity curtailments and products produced at those facilities have, in large part, been reallocated to others in their respective regions. The Company expects that the majority of the remaining cash expenditures related to the above charges will be paid out by the end of 2018.

During the three and nine months ended September 30, 2016, the Company recorded restructuring, asset impairment and other charges of $0 and $18 million, respectively. These charges were primarily related to restructuring in the Latin America region.  These charges primarily represented employee costs, write-down of assets, and other exit costs of $14 million for a plant closure in the first quarter of 2016 in Latin America, $3 million related to a previous plant closure in North America and $1 million related to other restructuring actions. The discrete restructuring charges recorded in the first quarter of 2016 are expected to approximate the total cumulative costs for those actions as no significant additional costs are expected to be incurred. The restructuring charges recorded in the first quarter of 2016 in the Latin American region primarily relate to a capacity curtailment. The Company reallocated the products produced at this facility to others in the region. The Company expects that the majority of the remaining cash expenditures related to the above charges will be paid out by the end of 2017.

6.  Pension Benefit Plans

The components of the net periodic pension cost for the three months ended September 30, 2017 and 2016 are as follows:

	U.S.		Non-U.S.
	2017	2016	2017	2016
Service cost	$4	$3	$4	$4
Interest cost	20	23	11	12
Expected asset return	(33)	(37)	(18)	(19)

Amortization:
Actuarial loss	14	16	5	5
Net periodic pension cost	$5	$5	$2	$2

The components of the net periodic pension cost for the nine months ended September 30, 2017 and 2016 are as follows:

	U.S.		Non-U.S.
	2017	2016	2017	2016
Service cost	$11	$11	$12	$13
Interest cost	59	72	33	38
Expected asset return	(98)	(113)	(54)	(61)

Amortization:
Actuarial loss	44	47	15	15
Net periodic pension cost	$16	$17	$6	$5

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

The Company is currently under examination in various tax jurisdictions in which it operates, including Argentina, Bolivia, Brazil, China, Canada, Colombia, the Czech Republic, France, Germany, Indonesia, and Spain. The years under examination range from 2006 through 2015. The Company has received income tax assessments in excess of established reserves. The Company believes that adequate provisions for all income tax uncertainties have been made. However, if income tax assessments are settled against the Company at amounts in excess of established reserves, it could have a material impact to the Company’s results of operations, financial position or cash flows.

8.  Debt

The following table summarizes the long-term debt of the Company:

	September 30,	December 31,	September 30,
	2017	2016	2016
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$200	$—	$—
Term Loans:
Term Loan A	1,202	1,395	1,516
Term Loan A (€279 million)	308	282	303
Term Loan B			558
Senior Notes:
6.75%, due 2020 (€500 million)	586	523	557
4.875%, due 2021 (€330 million)	386	345	367
5.00%, due 2022	496	495	495
5.875%, due 2023	684	682	681
3.125%, due 2024 (€725 million at September 30, 2017 and €500 million at December 31, 2016)	840	520
6.375%, due 2025	295	294	294
5.375%, due 2025	297	297	296
Senior Debentures:
7.80%, due 2018	22	250	250
Capital Leases	54	57	62
Other	56	26	30
Total long-term debt	5,426	5,166	5,409
Less amounts due within one year	48	33	76
Long-term debt	$5,378	$5,133	$5,333

On April 22, 2015, the Company entered into a Senior Secured Credit Facility, which subsequently has been amended several times with the most recent amendment being entered into on September 28, 2017 (the “Amended Agreement”).

At September 30, 2017, the Amended Agreement includes a $300 million revolving credit facility, a $600 million multicurrency revolving credit facility, a $1,575 million term loan A facility ($1,202 million net of debt issuance costs), and a €279 million term loan A facility ($308 million net of debt issuance costs), each of which has a final maturity date of April 22, 2020.  At September 30, 2017, the Company had unused credit of $652 million available under the Amended Agreement. The weighted average interest rate on borrowings outstanding under the Amended Agreement at September 30, 2017 was 2.57%.

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

The Amended Agreement also contains one financial covenant, a Total Leverage Ratio that requires the Company not to exceed a ratio calculated by dividing consolidated total debt, less cash and cash equivalents (“Net Indebtedness”), by consolidated EBITDA, as defined in the Amended Agreement. The Total Leverage Ratio could restrict the ability of the Company to undertake additional financing or acquisitions to the extent that such financing or acquisitions would cause the Total Leverage Ratio to exceed the specified maximum of (i) 4.5x for the fiscal quarter ending September 30, 2017, and (ii) 4.0x for the fourth fiscal quarter ending December 31, 2017 and each fiscal quarter thereafter.

On September 28, 2017, the Company entered into Amendment No. 5 (“Amendment No. 5”) to the Amended Agreement.  Amendment No. 5 changes the calculation of the Total Leverage Ratio by excluding from the calculation of

Net Indebtedness ordinary course revolver borrowings (except to the extent such borrowings existed at the prior year end) and non-recourse factoring or securitization debt.

Failure to comply with these covenants and restrictions could result in an event of default under the Amended Agreement.  In such an event, the Company would be unable to request borrowings under the revolving facility, and all amounts outstanding under the Amended Agreement, together with accrued interest, could then be declared immediately due and payable.  If an event of default occurs under the Amended Agreement and the lenders cause all of the outstanding debt obligations under the Amended Agreement to become due and payable, this would result in a default under a number of other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities.  As of September 30, 2017, the Company was in compliance with all covenants and restrictions in the Amended Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Amended Agreement will not be adversely affected by the covenants and restrictions.

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

In March 2017, the Company purchased in a tender offer approximately $228 million aggregate principal amount of its 7.80% Senior Debentures due in 2018.  Approximately $22 million of the Senior Debentures remain outstanding as of September 30, 2017. As part of the tender offer, the Company recorded $17 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees in the first quarter of 2017.

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

Information related to the Company’s accounts receivable securitization program is as follows:

	September 30,	December 31,	September 30,
	2017	2016	2016
Balance (included in short-term loans)	$170	$152	$158
Weighted average interest rate	0.65%	0.74%	0.67%

The carrying amounts reported for the accounts receivable securitization program, and certain long-term debt obligations subject to frequently redetermined interest rates, approximate fair value.  Fair values for the Company’s significant fixed rate debt obligations are based on published market quotations, and are classified as Level 1 in the fair value hierarchy.

Fair values at September 30, 2017 of the Company’s significant fixed rate debt obligations are as follows:

	Principal	Indicated
	Amount	Market Price	Fair Value
Senior Notes:
6.75%, due 2020 (€500 million)	$589	$118.38	$697
4.875%, due 2021 (€330 million)	389	113.85	443
5.00%, due 2022	500	105.80	529
5.875%, due 2023	700	110.65	775
3.125%, due 2024 (€725 million)	854	103.38	883
6.375%, due 2025	300	113.10	339
5.375%, due 2025	300	106.98	321
Senior Debentures:
7.80%, due 2018	22	103.77	23

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

As of September 30, 2017, the Company has determined that it is a named defendant in asbestos lawsuits and claims involving approximately 1,400 plaintiffs and claimants.  Based on an analysis of the lawsuits pending as of December 31, 2016, approximately 88% of plaintiffs either do not specify the monetary damages sought, or in the case of court filings, claim an amount sufficient to invoke the jurisdictional minimum of the trial court.  Approximately 9% of plaintiffs specifically plead damages above the jurisdictional minimum up to, and including, $15 million or less, and 3% of plaintiffs specifically plead damages greater than $15 million but less than or equal to $100 million.

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

Since receiving its first asbestos claim, the Company as of September 30, 2017, has disposed of asbestos claims of approximately 399,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $9,500.  The Company’s asbestos indemnity payments have varied on a per claim basis, and are expected to continue to vary considerably over time.  Asbestos-related cash payments for 2016, 2015 and 2014 were $125 million, $138 million, and $148 million, respectively.  The Company’s cash payments per claim disposed (inclusive of legal costs) were approximately $71,000, $95,000, and $81,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Beginning with the initial liability of $975 million established in 1993, the Company has accrued a total of approximately $4.9 billion through September 30, 2017, before insurance recoveries, for its asbestos-related liability.  The Company’s estimates of its liability have been significantly affected by, among other factors, the volatility of asbestos-related litigation in the United States, the significant number of co-defendants that have filed for bankruptcy, the inherent uncertainty of future disease incidence and claiming patterns against the Company, the significant expansion of the defendants that are now sued in this litigation, and the continuing changes in the extent to which these defendants participate in the resolution of cases in which the Company is also a defendant.

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

Other Matters

On July 5, 2016, the Company learned that the Enforcement Division of the Securities and Exchange Commission (“SEC”) is conducting an investigation into certain accounting and control matters pertaining to the Company’s determination of its asbestos-related liabilities.  On May 13, 2016, the Company restated its consolidated financial statements for the years ended December 31, 2015, 2014 and 2013 in order to correct an error related to the Company’s method for estimating its future asbestos-related liabilities. The Company is cooperating with the SEC’s investigation.  At this time, the Company is unable to predict the outcome of this matter or provide meaningful quantification of how the final resolution of this matter may impact its future consolidated financial statements, results of operations, or cash flows.

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

10.  Share Owners’ Equity

The activity in share owners’ equity for the three months ended September 30, 2017 and 2016 is as follows:

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on July 1, 2017	$2	$3,088	$(555)	$92	$(1,957)	$109	$779
Reissuance of common stock (85,290 shares)			2				2
Stock compensation		5					5
Net earnings				126		7	133
Other comprehensive income					19	1	20
Balance on September 30, 2017	$2	$3,093	$(553)	$218	$(1,938)	$117	$939

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on July 1, 2016	$2	$3,078	$(566)	$(133)	$(2,033)	$110	$458
Reissuance of common stock (114,039 shares)			3				3
Net earnings				108		6	114
Other comprehensive loss					(57)	(2)	(59)
Acquisitions of noncontrolling interests		(1)					(1)
Balance on September 30, 2016	$2	$3,077	$(563)	$(25)	$(2,090)	$114	$515

The activity in share owners’ equity for the nine months ended September 30, 2017 and 2016 is as follows:

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on January 1, 2017	$2	$3,080	$(560)	(96)	$(2,172)	$109	$363
Reissuance of common stock (286,455 shares)			7				7
Stock compensation		13					13
Net earnings				314		15	329
Other comprehensive income					234	(7)	227
Balance on September 30, 2017	$2	$3,093	$(553)	$218	$(1,938)	$117	$939

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on January 1, 2016	$2	$3,064	$(573)	$(305)	$(2,017)	$108	$279
Issuance of common stock (505,471 shares)		5					5
Reissuance of common stock (297,875 shares)			10				10
Stock compensation		9					9
Net earnings				280		16	296
Other comprehensive loss					(73)	(10)	(83)
Acquisitions of noncontrolling interests		(1)					(1)
Balance on September 30, 2016	$2	$3,077	$(563)	$(25)	$(2,090)	$114	$515

The Company has 250,000,000 shares of common stock authorized with a par value of $.01 per share. Shares outstanding are as follows:

	Shares Outstanding (in thousands)
	September 30,	December 31,	September 30,
	2017	2016	2016

Shares of common stock issued (including treasury shares)	185,722	185,355	185,418

Treasury shares	22,731	23,017	23,221

11.  Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three months ended September 30, 2017 and 2016 is as follows:

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on July 1, 2017	$(578)	$(14)		$(1,365)		$(1,957)
Change before reclassifications	9			(2)		7
Amounts reclassified from accumulated other comprehensive income			(a)	19	(b)	19
Translation effect				(7)		(7)
Other comprehensive income attributable to the Company	9	—		10		19
Balance on September 30, 2017	$(569)	$(14)		$(1,355)		$(1,938)

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on July 1, 2016	$(574)	$(11)		$(1,448)		$(2,033)
Change before reclassifications	(77)					(77)
Amounts reclassified from accumulated other comprehensive income		(1)	(a)	26	(b)	25
Translation effect				(5)		(5)
Other comprehensive income (loss) attributable to the Company	(77)	(1)		21		(57)
Balance on September 30, 2016	$(651)	$(12)		$(1,427)		$(2,090)

(a)	Amount is included in Cost of goods sold on the Condensed Consolidated Results of Operations (see Note 4 for additional information).
(b)	Amount is included in the computation of net periodic pension cost (see Note 6 for additional information) and net postretirement benefit cost.

The activity in accumulated other comprehensive loss for the nine months ended September 30, 2017 and 2016 is as follows:

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2017	$(788)	$(4)		$(1,380)		$(2,172)
Change before reclassifications	219			(12)		207
Amounts reclassified from accumulated other comprehensive income		(10)	(a)	58	(b)	48
Translation effect				(21)		(21)
Other comprehensive income (loss) attributable to the Company	219	(10)		25		234
Balance on September 30, 2017	$(569)	$(14)		$(1,355)		$(1,938)

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2016	$(568)	$(17)		$(1,432)		$(2,017)
Change before reclassifications	(83)					(83)
Amounts reclassified from accumulated other comprehensive income		4	(a)	(2)	(b)	2
Translation effect				6		6
Tax effect		1		1		2
Other comprehensive income (loss) attributable to the Company	(83)	5		5		(73)
Balance on September 30, 2016	$(651)	$(12)		$(1,427)		$(2,090)

(a)	Amount is included in Cost of goods sold on the Condensed Consolidated Results of Operations (see Note 4 for additional information).
(b)	Amount is included in the computation of net periodic pension cost (see Note 6 for additional information) and net postretirement benefit cost.

12.  Other Expense (Income), net

Other expense (income), net for the three and nine months ended September 30, 2017 and 2016 included the following:

	Three months ended September 30,				Nine months ended September 30,
	2017		2016		2017	2016
Restructuring, asset impairment and other charges	$		$		$49	$19
Gain on sale of land in China						(7)
Foreign currency exchange loss		3		2	3	6
Intangible amortization expense		11		10	31	30
Royalty income		(4)		(4)	(11)	(9)
Other income		(5)		(13)	(11)	(15)
		$5		$(5)	$61	$24

13.  Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share:

	Three months ended September 30,
	2017	2016
Numerator:
Net earnings attributable to the Company	$126	$108
Denominator (in thousands):
Denominator for basic earnings per share-weighted average shares outstanding	162,866	162,080
Effect of dilutive securities:
Stock options and other	2,127	1,124
Denominator for diluted earnings per share-adjusted weighted average shares outstanding	164,993	163,204
Basic earnings per share:
Earnings from continuing operations	$0.78	$0.68
Loss from discontinued operations	(0.01)	(0.02)
Net earnings	$0.77	$0.66
Diluted earnings per share:
Earnings from continuing operations	$0.77	$0.68
Loss from discontinued operations	(0.01)	(0.02)
Net earnings	$0.76	$0.66

Options to purchase 1,168,671 and 2,858,371 weighted average shares of common stock which were outstanding during the three months ended September 30, 2017 and 2016, respectively, were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares.

	Nine months ended September 30,
	2017	2016
Numerator:
Net earnings attributable to the Company	$314	$280
Denominator (in thousands):
Denominator for basic earnings per share-weighted average shares outstanding	162,658	161,744
Effect of dilutive securities:
Stock options and other	1,782	863
Denominator for diluted earnings per share-adjusted weighted average shares outstanding	164,440	162,607
Basic earnings per share:
Earnings from continuing operations	$1.94	$1.76
Loss from discontinued operations	(0.01)	(0.04)
Net earnings	$1.93	$1.72
Diluted earnings per share:
Earnings from continuing operations	$1.92	$1.75
Loss from discontinued operations	(0.01)	(0.04)
Net earnings	$1.91	$1.71

Options to purchase 1,664,845 and 2,922,833 weighted average shares of common stock which were outstanding during the nine months ended September 30, 2017 and 2016, respectively, were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares.

14.  Supplemental Cash Flow Information

Financial information regarding the Company’s supplemental cash flow information is as follows:

	Nine months ended September 30,
	2017	2016
Interest paid in cash	$209	$214
Income taxes paid in cash (all non-U.S.)	120	93

Cash interest for the nine months ended September 30, 2017 includes $16 million of note repurchase premiums related to debt that was repaid prior to its maturity.

The Company uses various factoring programs to sell certain receivables to financial institutions as part of managing its cash flows. At September 30, 2017 and September 30, 2016, the amount of receivables sold by the Company was $145 million and $240 million, respectively. Any continuing involvement with the sold receivables is immaterial.

15.  Discontinued Operations

On April 4, 2016, the annulment committee formed by the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”) ruled that OI European Group B.V. (“OIEG”), a subsidiary of the Company, is free to pursue the enforcement of a prior arbitration award (the “Award”) against Venezuela. As of September 30, 2017, that Award amounts to more than $500 million, including reimbursement of expenses and accrued interest. Venezuela’s application to annul the Award was heard by an ad hoc committee of the ICSID in September 2017, but no decision has been rendered yet.

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

As of September 30, 2017, the Company deferred the gain contingency on the sale of its rights in amounts due under the Award pending the ad hoc committee of the ICSID rendering its decision regarding Venezuela’s application to annul the Award. The loss from discontinued operations of $2 million and $6 million for the nine months ended September 30, 2017 and September 30, 2016, respectively, relates to ongoing costs for the Venezuelan expropriation.

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

Derivatives and Hedging – In August 2017, the FASB issued ASU No. 2017-12, “Targeted Improvements to Accounting for Hedging Activities” which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. Application of the standard is required for annual periods beginning after December 15, 2018. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

	September 30, 2017
		Guarantor	Non-Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$—	$339	$—	$339
Trade receivables, net			1,028		1,028
Inventories			1,046		1,046
Prepaid expenses and other current assets			254		254

Total current assets	—	—	2,667	—	2,667

Investments in and advances to subsidiaries	1,488	1,465		(2,953)	—
Property, plant and equipment, net			3,036		3,036
Goodwill			2,621		2,621
Intangibles, net			473		473
Other assets			1,202		1,202

Total assets	$1,488	$1,465	$9,999	$(2,953)	$9,999

Current liabilities :
Short-term loans and long-term debt due within one year	$22	$—	$243	$(22)	$243
Current portion of asbestos liability	115				115
Accounts payable			1,087		1,087
Other liabilities	1		617	(1)	617
Other liabilities - discontinued operations			115		115

Total current liabilities	138	—	2,062	(23)	2,177

Long-term debt			5,378		5,378
Asbestos-related liabilities	528				528
Other long-term liabilities			977		977
Share owners’ equity	822	1,465	1,465	(2,930)	822
Noncontrolling interests			117		117

Total liabilities and share owners’ equity	$1,488	$1,465	$9,999	$(2,953)	$9,999

	December 31, 2016
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$—	$492	$—	$492
Trade receivables, net			580		580
Inventories			983		983
Prepaid expenses and other current assets			199		199

Total current assets	—	—	2,254	—	2,254

Investments in and advances to subsidiaries	1,198	946		(2,144)	—
Property, plant and equipment, net			2,880		2,880
Goodwill			2,462		2,462
Intangibles, net			464		464
Other assets			1,075		1,075

Total assets	$1,198	$946	$9,135	$(2,144)	$9,135

Current liabilities :
Short-term loans and long-term debt due within one year	$—	$—	$195	$—	$195
Current portion of asbestos liability	115				115
Accounts payable			1,135		1,135
Other liabilities	2		615	(2)	615

Total current liabilities	117	—	1,945	(2)	2,060

Long-term debt	250		5,133	(250)	5,133
Asbestos-related liabilities	577				577
Other long-term liabilities			1,002		1,002
Share owners’ equity	254	946	946	(1,892)	254
Noncontrolling interests			109		109

Total liabilities and share owners’ equity	$1,198	$946	$9,135	$(2,144)	$9,135

	September 30, 2016
			Non-
		Guarantor	Guarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$—	$294	$—	$294
Trade receivables, net			857		857
Inventories			1,057		1,057
Prepaid expenses and other current assets			234		234

Total current assets	—	—	2,442	—	2,442

Investments in and advances to subsidiaries	1,431	1,174		(2,605)	—
Property, plant and equipment, net			2,917		2,917
Goodwill			2,534		2,534
Intangibles, net			490		490
Other assets			1,114		1,114

Total assets	$1,431	$1,174	$9,497	$(2,605)	$9,497

Current liabilities :
Short-term loans and long-term debt due within one year	$—	$—	$262	$—	$262
Current portion of asbestos liability	130				130
Accounts payable			1,059		1,059
Other liabilities	7		582	(7)	582

Total current liabilities	137	—	1,903	(7)	2,033

Long-term debt	250		5,333	(250)	5,333
Asbestos-related liabilities	643				643
Other long-term liabilities			973		973
Share owners’ equity	401	1,174	1,174	(2,348)	401
Noncontrolling interests			114		114

Total liabilities and share owners’ equity	$1,431	$1,174	$9,497	$(2,605)	$9,497

	Three months ended September 30, 2017
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,791	$—	$1,791
Cost of goods sold			(1,438)		(1,438)

Gross profit	—	—	353	—	353

Selling and administrative expense			(120)		(120)
Research, development and engineering expense			(15)		(15)
Net intercompany interest					—
Interest expense, net			(63)		(63)
Equity earnings from subsidiaries	126	126		(252)	—
Other equity earnings			22		22
Other expense, net			(5)		(5)

Earnings before income taxes	126	126	172	(252)	172
Provision for income taxes			(37)		(37)

Earnings from continuing operations	126	126	135	(252)	135
Loss from discontinued operations			(2)		(2)

Net earnings	126	126	133	(252)	133
Net (earnings) attributable to noncontrolling interests			(7)		(7)

Net earnings attributable to the Company	$126	$126	$126	$(252)	$126

	Three months ended September 30, 2017
			Non-
		Guarantor	Guarantor
Comprehensive Income	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net earnings	$126	$126	$133	$(252)	$133
Other comprehensive income, net	12	12	20	(24)	20
Total comprehensive income	138	138	153	(276)	153

Comprehensive income attributable to noncontrolling interests			(8)		(8)

Comprehensive income attributable to the Company	$138	$138	$145	$(276)	$145

	Three months ended September 30, 2016
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,712	$—	$1,712
Cost of goods sold			(1,376)		(1,376)

Gross profit	—	—	336	—	336

Selling and administrative expense			(121)		(121)
Research, development and engineering expense			(16)		(16)
Net intercompany interest	5		(5)		—
Interest expense, net	(5)		(61)		(66)
Equity earnings from subsidiaries	108	108		(216)	—
Other equity earnings			15		15
Other expense, net			5		5

Earnings before income taxes	108	108	153	(216)	153
Provision for income taxes			(36)		(36)

Earnings from continuing operations	108	108	117	(216)	117
Loss from discontinued operations			(3)		(3)

Net earnings	108	108	114	(216)	114
Net (earnings) attributable to noncontrolling interests			(6)		(6)

Net earnings attributable to the Company	$108	$108	$108	$(216)	$108

	Three months ended September 30, 2016
			Non-
		Guarantor	Guarantor
Comprehensive Income	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net earnings	$108	$108	$114	$(216)	$114
Other comprehensive loss, net	(63)	(63)	(59)	126	(59)
Total comprehensive income	45	45	55	(90)	55

Comprehensive income attributable to noncontrolling interests			(4)		(4)

Comprehensive income attributable to the Company	$45	$45	$51	$(90)	$51

	Nine months ended September 30, 2017
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$5,157	$—	$5,157
Cost of goods sold			(4,143)		(4,143)

Gross profit	—	—	1,014	—	1,014

Selling and administrative expense			(362)		(362)
Research, development and engineering expense			(46)		(46)
Net intercompany interest	21		(21)		—
Interest expense, net	(21)		(183)		(204)
Equity earnings from subsidiaries	314	314		(628)	—
Other equity earnings			55		55
Other expense, net			(61)		(61)

Earnings before income taxes	314	314	396	(628)	396
Provision for income taxes			(65)		(65)

Earnings from continuing operations	314	314	331	(628)	331
Loss from discontinued operations			(2)		(2)

Net earnings	314	314	329	(628)	329
Net (earnings) attributable to noncontrolling interests			(15)		(15)

Net earnings attributable to the Company	$314	$314	$314	$(628)	$314

	Nine months ended September 30, 2017
			Non-
		Guarantor	Guarantor
Comprehensive Income	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net earnings	$314	$314	$329	$(628)	$329
Other comprehensive income, net	219	219	227	(438)	227
Total comprehensive income	533	533	556	(1,066)	556

Comprehensive income attributable to noncontrolling interests			(8)		(8)

Comprehensive income attributable to the Company	$533	$533	$548	$(1,066)	$548

	Nine months ended September 30, 2016
			Non-
		Guarantor	Guarantor
Results of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$5,060	$—	$5,060
Cost of goods sold			(4,063)		(4,063)

Gross profit	—	—	997	—	997

Selling and administrative expense			(375)		(375)
Research, development and engineering expense			(48)		(48)
Net intercompany interest	15		(15)		—
Interest expense, net	(15)		(184)		(199)
Equity earnings from subsidiaries	280	280		(560)	—
Other equity earnings			44		44
Other expense, net			(24)		(24)

Earnings before income taxes	280	280	395	(560)	395
Provision for income taxes			(93)		(93)

Earnings from continuing operations	280	280	302	(560)	302
Loss from discontinued operations			(6)		(6)

Net earnings	280	280	296	(560)	296
Net (earnings) attributable to noncontrolling interests			(16)		(16)

Net earnings attributable to the Company	$280	$280	$280	$(560)	$280

	Nine months ended September 30, 2016
			Non-
		Guarantor	Guarantor
Comprehensive Income	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net earnings	$280	$280	$296	$(560)	$296
Other comprehensive loss, net	(89)	(89)	(83)	178	(83)
Total comprehensive income	191	191	213	(382)	213

Comprehensive income attributable to noncontrolling interests			(6)		(6)

Comprehensive income attributable to the Company	$191	$191	$207	$(382)	$207

	Nine months ended September 30, 2017
			Non-
		Guarantor	Guarantor
Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash provided by (utilized in) operating activities	$(50)	$—	87	$—	$37
Cash utilized in investing activities			(200)		(200)
Cash provided by (utilized in) financing activities	50		(64)		(14)

Effect of exchange rate change on cash			24		24

Net change in cash	—	—	(153)	—	(153)
Cash at beginning of period			492		492

Cash at end of period	$—	$—	$339	$—	$339

	Nine months ended September 30, 2016
			Non-
		Guarantor	Guarantor
Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash utilized in operating activities	$(45)	$—	$265	$—	$220
Cash utilized in investing activities			(282)		(282)
Cash provided by financing activities	45		(84)		(39)

Effect of exchange rate change on cash			(4)		(4)

Net change in cash	—	—	(105)	—	(105)
Cash at beginning of period			399		399

Cash at end of period	$—	$—	$294	$—	$294

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

Financial information for the three and nine months ended September 30, 2017 and 2016 regarding the Company’s reportable segments is as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Net Sales:
Europe	$624	$586	$1,813	$1,795
North America	551	578	1,651	1,709
Latin America	412	365	1,123	1,022
Asia Pacific	188	170	516	487
Reportable segment totals	1,775	1,699	5,103	5,013
Other	16	13	54	47
Net Sales	$1,791	$1,712	$5,157	$5,060

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Segment operating profit:
Europe	$81	$64	$220	$192
North America	75	79	252	247
Latin America	84	74	207	194
Asia Pacific	20	20	51	48
Reportable segment totals	260	237	730	681
Items excluded from segment operating profit:
Retained corporate costs and other	(25)	(18)	(81)	(75)
Restructuring, asset impairment and other charges	—	—	(49)	(12)
Interest expense, net	(63)	(66)	(204)	(199)
Earnings from continuing operations before income taxes	172	153	396	395
Provision for income taxes	(37)	(36)	(65)	(93)
Earnings from continuing operations	135	117	331	302
Loss from discontinued operations	(2)	(3)	(2)	(6)
Net earnings	133	114	329	296
Net (earnings) attributable to noncontrolling interests	(7)	(6)	(15)	(16)
Net earnings attributable to the Company	$126	$108	$314	$280
Net earnings from continuing operations attributable to the Company	$128	$111	$316	$286

Note:  All amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Quarters ended September 30, 2017 and 2016

Third Quarter 2017 Highlights

•	Net sales in the third quarter of 2017 were up nearly 5% compared to the prior year quarter, primarily due to the favorable effect of changes in foreign currency and higher prices.
•

Earnings from continuing operations before income taxes were up 12% in the third quarter of 2017 compared to the prior year quarter, driven by higher segment operating profit in the European and Latin American regions.

•	Received $115 million from selling the Company’s right, title and interest in amounts due under a prior arbitration award against Venezuela.

Net sales for the third quarter of 2017 were $79 million higher than the third quarter of the prior year primarily due to the favorable effect of changes in foreign currency exchange rates and higher prices.

Earnings from continuing operations before income taxes were $19 million higher in the third quarter of 2017 than the prior year quarter, primarily due to higher segment operating profit. Segment operating profit for reportable segments for the third quarter of 2017 was $23 million higher than the third quarter of the prior year. The increase was largely attributable to higher selling prices and the favorable effect of changes in foreign currency. All regions other than North America posted flat or higher segment operating profit in the third quarter of 2017 compared to the same period in the prior year.

Net interest expense for the third quarter of 2017 decreased $3 million compared to the third quarter of 2016.  The decrease was primarily due to deleveraging and refinancing actions taken since the third quarter of 2016.

For the third quarter of 2017, the Company recorded earnings from continuing operations attributable to the Company of $128 million, or $0.77 per share (diluted), compared to $111 million, or $0.68 per share (diluted), in the third quarter of 2016.

Results of Operations — Third Quarter of 2017 compared with Third Quarter of 2016

Net Sales

The Company’s net sales in the third quarter of 2017 were $1,791 million compared with $1,712 million for the third quarter of 2016, an increase of $79 million, or approximately 5%. Favorable foreign currency exchange rates, primarily due to a stronger Euro and Mexican peso, increased sales by $53 million in the third quarter of 2017 compared to the prior year quarter. Higher selling prices also increased net sales by $24 million in the quarter.  Total glass container shipments, in tonnes, were up slightly in the third quarter of 2017 compared to the prior year quarter and were largely driven by the Latin American and Asia Pacific regions, partially offset by lower shipments in North America. Slightly higher shipments in the third quarter of 2017 were offset by a negative sales mix, resulting in $1 million of lower net sales.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Reportable segment net sales - 2016		$1,699
Price	$24
Sales volume and mix	(1)
Effects of changing foreign currency rates	53
Total effect on reportable segment net sales		76
Reportable segment net sales - 2017		$1,775

Europe:  Net sales in Europe in the third quarter of 2017 were $624 million compared with $586 million for the third quarter of 2016, an increase of $38 million, or 6%. Favorable foreign currency exchange rates impacted the region by approximately $33 million in the third quarter of 2017 as the Euro strengthened in relation to the U.S. dollar. Glass container shipments in the third quarter of 2017 were flat compared to the third quarter of 2016 with strong shipments to spirits and wine customers offset by lower shipments to food and beer customers. Accordingly, a favorable sales mix resulted in $5 million of higher sales. Selling prices in Europe were comparable in the third quarter of 2017 to the same period in the prior year.

North America:  Net sales in North America in the third quarter of 2017 were $551 million compared with $578 million for the third quarter of 2016, a decrease of $27 million, or 5%. Total glass container shipments in the region were down 5% in the third quarter of 2017 compared to the third quarter of 2016, driven primarily by lower sales to beer customers and unfavorably impacted by weather-related events in the latter part of the quarter. These lower shipments and an unfavorable sales mix resulted in $35 million of lower sales in the third quarter of 2017. The favorable effects of foreign currency exchange rate changes increased net sales $1 million in the third quarter of 2017 compared to 2016. Slightly higher selling prices increased net sales by $7 million in the third quarter of 2017.

Latin America:  Net sales in Latin America in the third quarter of 2017 were $412 million compared with $365 million for the third quarter of 2016, an increase of $47 million, or 13%. Strong shipments to beer and spirits customers, especially in Brazil and Mexico, contributed to a 7% increase in total glass container shipments in the region in the third quarter of 2017 compared to the same quarter in the prior year and this increased sales by $20 million. Higher pricing increased net sales by $13 million in the current quarter. The favorable effects of foreign currency exchange rate changes increased net sales by $14 million in the third quarter of 2017 compared to 2016, principally due to the strengthening of the Mexican peso in relation to the U.S. dollar.

Asia Pacific:  Net sales in Asia Pacific in the third quarter of 2017 were $188 million compared with $170 million for the third quarter of 2016, an increase of $18 million, or 11%. Glass container shipments were up 4% in the third quarter of 2017 compared to the same period in the prior year, primarily due to higher shipments to beer customers in Australia, and this contributed to $9 million of higher sales in the quarter. Slightly higher selling prices increased net sales by $4 million in the current quarter. The favorable effects of foreign currency exchange rate changes in the current year quarter increased net sales by $5 million.

Earnings from Continuing Operations before Income Taxes and Segment Operating Profit

Earnings from continuing operations before income taxes were $172 million in the third quarter of 2017 compared to $153 million in the third quarter of 2016, an increase of $19 million, or 12%. This increase was primarily related to higher segment operating profit.

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

Segment operating profit of reportable segments in the third quarter of 2017 was $260 million compared to $237 million for the third quarter of 2016, an increase of $23 million, or 10%. The increase was largely attributable to higher selling prices and favorable foreign currency effects, partially offset by higher operating costs.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Reportable segment operating profit - 2016		$237
Price	$24
Sales volume and mix	(1)
Operating costs	(6)
Effects of changing foreign currency rates	6
Total net effect on reportable segment operating profit		23
Reportable segment operating profit - 2017		$260

Europe:  Segment operating profit in Europe in the third quarter of 2017 was $81 million compared with $64 million in the third quarter of 2016, an increase of $17 million, or 27%. Operating costs were $12 million lower in the third quarter of 2017 than the prior year quarter due to cost savings initiatives and the receipt of an energy credit from a local government entity that was received in the fourth quarter of the prior year. The net impact of sales volume and mix discussed above increased segment operating profit by $1 million. The effects of foreign currency exchange rates increased segment operating profit by $4 million in the current year quarter.

North America:  Segment operating profit in North America in the third quarter of 2017 was $75 million compared with $79 million in the third quarter of 2016, a decrease of $4 million, or 5%. The decrease in sales volume discussed above decreased segment operating profit in the current year quarter by $9 million. Selling prices were $7 million higher in the current quarter compared to the prior year quarter. Operating costs in the third quarter of 2017 were $1 million higher than the same quarter in the prior year and this reduced segment operating profit. Higher cost inflation in the quarter was partially offset by cost reductions, as well as higher equity earnings from the Company’s joint venture with Constellation Brands in Mexico. Beginning in the first quarter of 2017, equity earnings from this joint-venture were recorded in the North American region. In prior years, equity earnings from this joint venture were recorded in retained corporate costs and other as the joint venture was mostly in construction mode. The effects of foreign currency exchange rates decreased segment operating profit by $1 million in the current year quarter.

Latin America:  Segment operating profit in Latin America in the third quarter of 2017 was $84 million compared with $74 million in the third quarter of 2016, an increase of $10 million, or 14%. Higher selling prices increased segment operating profit in the current year quarter by $13 million. The increase in sales volume discussed above increased segment operating profit by $5 million. Segment operating profit was impacted by $11 million of higher operating costs in the quarter due to cost inflation and the nonoccurrence of gains on non-strategic asset sales recorded in the prior year quarter. The effects of foreign currency exchange rates increased segment operating profit by $3 million in the current year quarter.

Asia Pacific:  Segment operating profit in Asia Pacific in the third quarter of 2017 was $20 million compared with $20 million in the third quarter of 2016. Higher selling prices increased segment operating profit in the third quarter of 2017 by $4 million. The increase in sales volume discussed above increased segment operating profit by $2 million.  Despite higher production levels and cost containment efforts, cost inflation and higher supply chain costs, partially related to servicing increased sales, in the region drove operating costs higher and decreased segment operating profit by $10 million in the quarter. Also, in the third quarter of 2017, the region recorded a gain of $4 million related to a land sale.

Interest Expense, Net

Net interest expense for the third quarter of 2017 was $63 million compared with $66 million for the third quarter of 2016.  This decrease in net interest expense was due to deleveraging and refinancing actions taken since the third quarter of 2016.

Provision for Income Taxes

The Company’s effective tax rate from continuing operations for the three months ended September 30, 2017 was 21.5% compared with 23.5% for the three months ended September 30, 2016.  The effective tax rate for the third quarter of 2017 was lower than the same period in the prior year, in part, due to the lower full year effective tax rate in 2017 compared to 2016.

Earnings from Continuing Operations Attributable to the Company

For the third quarter of 2017, the Company recorded earnings from continuing operations attributable to the Company of $128 million, or $0.77 per share (diluted), compared to $111 million, or $0.68 per share (diluted), in the third quarter of 2016.

Executive Overview – Nine Months ended September 30, 2017 and 2016

2017 Highlights

•	Net sales in the first nine months of 2017 were 2% higher compared to the prior year period, driven by higher prices and the favorable effects of changes in foreign currency exchange rates.
•	Completed a tender offer to purchase approximately $228 million, or 91%, of the Company’s outstanding 7.80% Senior Debentures due in 2018.
•	Issued €225 million of 3.125% senior notes due in 2024.
•	The provision for income taxes was lower than the prior year primarily due to the resolution of a tax matter that resulted in approximately $26 million of tax accruals to be reversed in 2017.
•	Received $115 million from selling the Company’s right, title and interest in amounts due under a prior arbitration award against Venezuela.

Net sales for the first nine months of 2017 were $97 million higher than the same period in the prior year primarily due to higher pricing and the favorable effect of changes in foreign currency exchange rates.

Earnings from continuing operations before income taxes were $396 million in the first nine months of 2017 compared to $395 million in the same period in the prior year, an increase of $1 million, or less than 1%. This increase was impacted by higher segment operating profit, mostly offset by higher restructuring, asset impairment and other charges and higher charges related to debt redeemed in the 2017 period. Segment operating profit for reportable segments for the first nine months of 2017 was $49 million higher than the same period in the prior year with all four regions’ segment operating profit exceeded their prior year amounts.

Net interest expense for the first nine months of 2017 was $204 million compared with $199 million for the first nine months of 2016. Interest expense for 2017 included $17 million due to note repurchase premiums and the write-off of finance fees related to debt redeemed in the first quarter of 2017.  Exclusive of these items, net interest expense decreased $12 million in the current year period primarily due to deleveraging and refinancing actions.

Net earnings from continuing operations attributable to the Company for the first nine months of 2017 was $316 million, or $1.92 per share (diluted), compared with $286 million, or $1.75 per share (diluted), for the first nine months of 2016. Earnings in 2017 and 2016 included items that management considered not representative of ongoing operations as set forth in the following table (dollars in millions).

	Net Earnings
	Increase
	(Decrease)
Description	2017	2016
Restructuring, asset impairment and other charges	$(49)	$(19)
Gain on China land compensation		7
Note repurchase premiums and write-off of finance fees	(17)
Tax benefit recorded for certain tax adjustments	20
Net tax benefit for income tax on items above	12	4
Net impact of noncontrolling interests on items above	4	(2)
Total	$(30)	$(10)

Results of Operations – First nine months of 2017 compared with first nine months of 2016

Net Sales

The Company’s net sales in the first nine months of 2017 were $5,157 million compared with $5,060 million for the first nine months of 2016, an increase of $97 million, or 2%. Favorable foreign currency exchange rates, primarily due to a stronger Euro, Brazilian real, Colombian peso, Australian dollar and New Zealand dollar, increased sales by $42 million in the first nine months of 2017 compared to the same period in 2016. Higher selling prices benefited net sales by $51 million in 2017. Total glass container shipments, in tonnes, were up approximately 1% in the first nine months of 2017 compared to the same period in the prior year. However, an unfavorable mix resulted in approximately $3 million of lower sales.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Reportable segment net sales - 2016		$5,013
Price	$51
Sales volume and mix	(3)
Effects of changing foreign currency rates	42
Total effect on reportable segment net sales		90
Reportable segment net sales - 2017		$5,103

Europe:  Net sales in Europe in the first nine months of 2017 were $1,813 million compared with $1,795 million for the first nine months of 2016, an increase of $18 million, or 1%. Net sales were benefited in the first nine months of 2017 by a 1% increase in glass container shipments driven by higher shipments to beer customers. This increased net sales by $24 million compared to the prior year period. Favorable foreign currency exchange rate increased net sales by $5 million, as the Euro strengthened in relation to the U.S. dollar. As a result of the pass through of 2016 cost deflation to customers under contractual price adjustment formulas, selling prices in Europe were $11 million lower in the first nine months of 2017 compared to the same period in the prior year.

North America:  Net sales in North America in the first nine months of 2017 were $1,651 million compared with $1,709 million for the first nine months of 2016, a decrease of $58 million, or 3%. Slightly higher selling prices increased net sales by $22 million in the first nine months of 2017. However, lower shipments and an unfavorable sales mix resulted in $80 million of lower sales. This impact to sales mix was due to several customers converting a portion of their glass shipments from carton packaging to bulk shipments. Total glass container shipments in the region were 3% lower in the first nine months of 2017 compared to the same period in 2016, driven by lower shipments to beer customers.

Latin America:  Net sales in Latin America in the first nine months of 2017 were $1,123 million compared with $1,022 million for the first nine months of 2016, an increase of $101 million, or 10%. Strong shipments in Mexico and slightly higher shipments in Brazil offset slightly lower shipments in the other countries in the region. Total glass container shipments in the region were up 5% in the first nine months of 2017 compared to the same period in the prior year and this increased sales by $46 million. The favorable effects of foreign currency exchange rate changes increased net sales $24 million in the first nine months of 2017, principally due to a strengthening of the Brazilian real and Colombian peso in relation to the U.S. dollar. Higher pricing increased net sales by $31 million in the first nine months of 2017.

Asia Pacific:  Net sales in Asia Pacific in the first nine months of 2017 were $516 million compared with $487 million for the first nine months of 2016, an increase of $29 million, or 6%. The favorable effects of foreign currency exchange rate changes during the first nine months of 2017, primarily due to the strengthening of the Australian dollar and New Zealand dollar in relation to the U.S. dollar, increased net sales by $13 million. Glass container shipments were down 1% in the first nine months of 2017; however, a favorable sales mix contributed to $7 million of higher sales in 2017. Slightly higher selling prices also increased net sales by $9 million in the first nine months 2017.

Earnings from Continuing Operations before Income Taxes and Segment Operating Profit

Earnings from continuing operations before income taxes were $396 million in the first nine months of 2017 compared with $395 million for the same period in 2016, an increase of $1 million, or less than 1%. This increase was impacted by higher segment operating profit, mostly offset by higher restructuring, asset impairment and other charges and higher charges related to debt redeemed in the 2017 period.

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

Segment operating profit of reportable segments in the first nine months of 2017 was $730 million compared with $681 million for the first nine months of 2016, an increase of $49 million, or 7%. The increase was largely attributable to higher selling prices and the favorable effect of changes in foreign currency exchange rates.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Reportable segment operating profit - 2016		$681
Price	$51
Sales volume and mix	—
Operating costs	(6)
Effects of changing foreign currency rates	4
Total net effect on reportable segment operating profit		49
Reportable segment operating profit - 2017		$730

Europe:  Segment operating profit in Europe in the first nine months of 2017 was $220 million compared with $192 million in the first nine months of 2016, an increase of $28 million, or 15%. Operating costs were $32 million lower in the first nine months of 2017 than the prior year period due to cost savings initiatives and the receipt of an energy credit from a local government entity that was received in the fourth quarter of the prior year. The increase in sales volume discussed above improved segment operating profit by $5 million. Lower selling prices decreased segment operating profit in the first nine months of 2017 by $11 million. The favorable effects of foreign currency exchange rates increased segment operating profit by $2 million in 2017.

North America:  Segment operating profit in North America in the first nine months of 2017 was $252 million compared with $247 million in the first nine months of 2016, an increase of $5 million, or 2%. Selling prices were $22 million higher in the first nine months of 2017 compared to the same period in the prior year. In addition, approximately $5 million in gains related to non-strategic asset sales were recognized by the region in the first nine months of 2017. The unfavorable sales mix and lower shipments discussed above decreased segment operating profit by $18 million. Operating costs in the first nine months of 2017 were slightly higher than the same period in the prior year and this reduced segment operating profit by $3 million. Higher cost inflation during this period was partially offset by cost reductions and higher equity earnings from the Company’s joint venture with Constellation Brands in Mexico. Beginning in the first quarter of 2017, equity earnings from this joint-venture were recorded in the North American region. In prior years, equity earnings from this joint venture were recorded in retained corporate costs and other as the joint venture was mostly in construction mode. The unfavorable effects of foreign currency exchange rates decreased segment operating profit by $1 million in 2017.

Latin America:  Segment operating profit in Latin America in the first nine months of 2017 was $207 million compared with $194 million in the first nine months of 2016, an increase of $13 million, or 7%. Segment operating profit was impacted by $33 million of higher operating costs, primarily due to substantial cost inflation and the nonoccurrence of gains on non-strategic asset sales recorded in the prior year. Partially offsetting these declines were higher selling prices that increased segment operating profit in the first nine months of 2017 by $31 million. The increase in sales volume discussed above increased segment operating profit by $12 million. The favorable effects of foreign currency exchange rates increased segment operating profit by $3 million in 2017.

Asia Pacific:  Segment operating profit in Asia Pacific in the first nine months of 2017 was $51 million compared with $48 million in the first nine months of 2016, an increase of $3 million, or 6%. Higher selling prices increased segment operating profit in the first nine months of 2017 by $9 million. The change in sales volume and mix discussed above increased segment operating profit by $1 million. Despite higher production levels and cost containment efforts, cost inflation and higher supply chain costs, partially related to servicing increased sales, in the region drove operating costs higher and decreased segment operating profit by $11 million. Also, in the first nine months of 2017, the region recorded $4 million of gain related to a land sale.

Interest Expense, Net

Net interest expense for the first nine months of 2017 was $204 million compared with $199 million for the first nine months of 2016. Interest expense for 2017 included $17 million due to note repurchase premiums and the write-off of finance fees related to debt redeemed in the first quarter of 2017.  Exclusive of these items, net interest expense decreased $12 million in the current year period primarily due to deleveraging and refinancing actions.

Provision for Income Taxes

The Company’s effective tax rate from continuing operations for the nine months ended September 30, 2017 was 16.4% compared with 23.5% for the nine months ended September 30, 2016.  The effective tax rate for the first nine months of 2017 was lower than the same period in the prior year primarily due to the resolution of a tax matter that resulted in approximately $26 million of tax accruals reversed in the second quarter of 2017.

The Company expects that the full year effective tax rate for 2017 will be approximately 22% (excluding items that management considers not representative of ongoing operations).

Earnings from Continuing Operations Attributable to the Company

For the first nine months of 2017, the Company recorded earnings from continuing operations attributable to the Company of $316 million, or $1.92 per share (diluted), compared $286 million, or $1.75 per share (diluted), in the first nine months of 2016. Earnings in 2017 and 2016 included items that management considered not representative of ongoing operations as set forth in the following table (dollars in millions).

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

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for the third quarter of 2017 were $25 million and higher compared with the $18 million recorded in the third quarter of 2016, primarily due to higher management incentive expense. For the first nine months of 2017, retained corporate costs and other were $81 million compared with $75 million for the same period in 2016, primarily due to lower equity earnings.

Restructuring, Asset Impairments and Other Charges

During the three and nine months ended September 30, 2017, the Company recorded restructuring, asset impairment and other charges of $0 million and $49 million, respectively. These charges primarily consist of employee costs, write-down of assets, and other exit costs in the following regions: Latin America ($33 million), Europe ($13 million) and North America ($3 million). Except for the charges recorded in Europe, the other discrete restructuring charges recorded in 2017 are expected to approximate the total cumulative costs for those actions as no significant additional costs are expected to be incurred. The Company has recorded total cumulative charges of $54 million related to a plant closure in Europe and does not expect to execute any further significant actions related to this facility.  The restructuring charges recorded in 2017 in the Latin American and European regions primarily relate to capacity curtailments and products produced at those facilities have, in large part, been reallocated to others in their respective regions. The Company expects that the majority of the remaining cash expenditures related to the above charges will be paid out by the end of 2018.

During the three and nine months ended September 30, 2016, the Company recorded restructuring, asset impairment and other charges of $0 million and $19 million, respectively. These charges primarily represented employee costs, write-down of assets, and other exit costs of $14 million for a plant closure in the first quarter of 2016 in Latin America, $3 million related to a previous plant closure in North America, $1 million in Asia Pacific and $1 million related to other restructuring actions. The discrete restructuring charges recorded in the first quarter of 2016 are expected to approximate the total cumulative costs for those actions as no significant additional costs are expected to be incurred. The restructuring charges recorded in the first quarter of 2016 in the Latin American region primarily relate to a capacity curtailment. The Company reallocated the products produced at this facility to others in the region. The Company expects that the majority of the remaining cash expenditures related to the above charges will be paid out by the end of 2017. Partially offsetting the restructuring charges in the first quarter of 2016 was a $7 million gain related to compensation received for land that the Company was required to return to the Chinese government.

See Note 5 to the Condensed Consolidated Financial Statements for additional information.

Pension Settlement Charges

In the fourth quarter of 2017, the Company intends to settle certain liabilities associated with its pension plans in the United States and Canada.  These settlements are expected to result in non-cash charges in excess of $100 million in the fourth quarter of 2017.

Discontinued Operations

On April 4, 2016, the annulment committee formed by the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”) ruled that OI European Group B.V. (“OIEG”), a subsidiary of the Company, is free to pursue the enforcement of a prior arbitration award (the “Award”) against Venezuela. As of September 30, 2017, that Award amounts to more than $500 million, including reimbursement of expenses and accrued interest. Venezuela’s application to annul the Award was heard by an ad hoc committee of the ICSID in September 2017, but no decision has been rendered yet.

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

As of September 30, 2017, the Company deferred the gain contingency on the sale of its rights in amounts due under the Award pending the ad hoc committee of the ICSID rendering its decision regarding Venezuela’s application to annul the Award. The loss from discontinued operations of $2 million and $6 million for the nine months ended September 30, 2017 and September 30, 2016, respectively, relates to ongoing costs for the Venezuelan expropriation.

Capital Resources and Liquidity

On April 22, 2015, the Company entered into a Senior Secured Credit Facility, which subsequently has been amended several times with the most recent amendment being entered into on September 28, 2017 (the “Amended Agreement”).

At September 30, 2017, the Amended Agreement includes a $300 million revolving credit facility, a $600 million multicurrency revolving credit facility, a $1,575 million term loan A facility ($1,202 million net of debt issuance costs), and a €279 million term loan A facility ($308 million net of debt issuance costs), each of which has a final maturity date of April 22, 2020.  At September 30, 2017, the Company had unused credit of $655 million available under the Amended Agreement. The weighted average interest rate on borrowings outstanding under the Amended Agreement at September 30, 2017 was 2.57%.

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

The Amended Agreement also contains one financial covenant, a Total Leverage Ratio that requires the Company not to exceed a ratio calculated by dividing consolidated total debt, less cash and cash equivalents (“Net Indebtedness”), by consolidated EBITDA, as defined in the Amended Agreement. The Total Leverage Ratio could restrict the ability of the Company to undertake additional financing or acquisitions to the extent that such financing or acquisitions would cause the Total Leverage Ratio to exceed the specified maximum of (i) 4.5x for the fiscal quarter ending September 30, 2017, and (ii) 4.0x for the fourth fiscal quarter ending December 31, 2017 and each fiscal quarter thereafter.

On September 28, 2017, the Company entered into Amendment No. 5 (“Amendment No. 5”) to the Amended Agreement. Amendment No. 5 changes the calculation of the Total Leverage Ratio by excluding from the calculation of Net Indebtedness ordinary course revolver borrowings (except to the extent such borrowings existed at the prior year end) and non-recourse factoring or securitization debt.

Failure to comply with these covenants and restrictions could result in an event of default under the Amended Agreement.  In such an event, the Company would be unable to request borrowings under the revolving facility, and all amounts outstanding under the Amended Agreement, together with accrued interest, could then be declared immediately due and payable.  If an event of default occurs under the Amended Agreement and the lenders cause all of the outstanding debt obligations under the Amended Agreement to become due and payable, this would result in a default under a number of other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities.  As of September 30, 2017, the Company was in compliance with all covenants and restrictions in the Amended Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Amended Agreement will not be adversely affected by the covenants and restrictions.

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

In March 2017, the Company purchased in a tender offer approximately $228 million aggregate principal amount of its 7.80% Senior Debentures due in 2018.  Approximately $22 million of the Senior Debentures remain outstanding as of

September 30, 2017. As part of the tender offer, the Company recorded $17 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees in the first quarter of 2017.

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

Information related to the Company’s accounts receivable securitization program is as follows:

	September 30,	December 31,	September 30,
	2017	2016	2016
Balance (included in short-term loans)	$170	$152	$158
Weighted average interest rate	0.65%	0.74%	0.67%

Cash Flows

Operating activities:  Cash provided by continuing operating activities was $39 million for the nine months ended September 30, 2017, compared to $226 million for the nine months ended September 30, 2016. The decrease in cash provided by continuing operating activities in the first nine months of 2017 was primarily due to an increase in working capital of $601 million in the 2017 period compared to an increase in working capital of $320 million in the same period in 2016. This increase was mainly due to the nonoccurrence of a refund the Company received in the third quarter of 2016 on value added taxes previously paid in conjunction with an acquisition, as well as higher accounts receivable during the first nine months of 2017 as the Company sold fewer receivables through its factoring programs. Partially offsetting this were higher net earnings and higher non-cash charges, such as restructuring, asset impairment and related charges, in the first nine months of 2017.

Investing activities:  Cash utilized in continuing investing activities was $315 million for the nine months ended September 30, 2017, compared to $282 million for the nine months ended September 30, 2016. Capital spending for property, plant and equipment was $292 million during the first nine months of 2017 and $310 million in the same period in 2016. Acquisition activities were $37 million and $45 million in the first nine months of 2017 and 2016, respectively, and were primarily related to contributions made to the Company’s investment in a joint venture in Nava, Mexico. During the first nine months of 2017, the Company received $14 million in net proceeds from the disposal of assets compared to $57 million of proceeds in the same period in the prior year. In 2016, these proceeds included the sale of land use rights in China that did not repeat in 2017. Also, in the third quarter of 2017, a subsidiary of the Company received $115 million from selling its right, title and interest in amounts due under a prior arbitration award against Venezuela related to a discontinued operation. See Note 15 to the Condensed Consolidated Financial Statements for additional information.

In late October 2017, the Company signed an agreement to expand its joint venture with Constellation. To meet rising demand from Constellation’s adjacent brewery, the newly-expanded relationship provides for the addition of a fifth furnace, which is expected to be operational by the end of 2019. This capacity expansion, which is estimated to cost approximately $140 million, will be financed by equal contributions from both partners throughout 2018 and 2019. The term of the joint venture agreement was also extended for ten additional years, to 2034.

Financing activities:  Cash utilized by financing activities was $14 million for the nine months ended September 30, 2017, compared to $39 million for the nine months ended September 30, 2016. The decrease in cash utilized by financing activities was primarily due to higher net borrowings, partially offset by the payment of $23 million of finance fees in the first nine months of 2017, principally related to note repurchase premiums associated with the tender offer to purchase the 2018 Senior Debentures.

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

There have been no other material changes in critical accounting estimates at September 30, 2017 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk at September 30, 2017 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4.  Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Also, the Company has investments in certain unconsolidated entities.  As the Company does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those maintained with respect to its consolidated subsidiaries.

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017.

As required by Rule 13a-15(d) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of any change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.  There have been no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to material affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

For further information on legal proceedings, see Note 9 to the Condensed Consolidated Financial Statements, “Contingencies,” that is included in Part I of this Quarterly Report and incorporated herein by reference.

Item 1A.  Risk Factors.

There have been no material changes in risk factors at September 30, 2017 from those described in the Company’s

Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not purchase any shares of its common stock for the three and nine months ended September 30, 2017. The Company has $380 million remaining for repurchases pursuant to authorization by its Board of Directors in October 2014 to purchase up to $500 million of the Company’s common stock until December 31, 2017.

Item 6.  Exhibits.

Exhibit 3.1	Owens-Illinois, Inc. Fourth Amended and Restated By-Laws (filed as Exhibit 3.1 to Owens-Illinois, Inc.’s Form 8-K filed July 13, 2017, File No. 1-9576, and incorporated herein by reference).

Exhibit 4.1

Amendment No. 5, dated September 28, 2017, in respect of the Amended and Restated Credit Agreement and Syndicated Facility Agreement, dated April 22, 2015, by and among the Borrowers named therein, Owens-Illinois General Inc., as Borrowers’ Agent, Deutsche Bank AG, New York Branch, as Administrative Agent, and the other Agents, Arrangers and Lenders named therein (filed as Exhibit 4.1 to Owens-Illinois, Inc.’s Form 8-K filed September 29, 2017, File No. 1-9576, and incorporated herein by reference).

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

Exhibit 101

Financial statements from the Quarterly Report on Form 10-Q of Owens-Illinois, Inc. for the quarter ended September 30, 2017, formatted in XBRL: (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

OWENS-ILLINOIS, INC.

Date	October 24, 2017	By	/s/ Jan A. Bertsch
Jan A. Bertsch
Senior Vice President and Chief Financial Officer