Form 10-Q
period 2018-06-30
OWENS ILLINOIS INC /DE/
filed 2018-07-24
CIK 812074

en mple

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2018

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

The number of shares of common stock, par value $.01, of Owens-Illinois, Inc. outstanding as of June 30, 2018 was 159,246,666.

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

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales	$1,772	$1,751	$3,508	$3,366
Cost of goods sold	(1,426)	(1,405)	(2,843)	(2,705)

Gross profit	346	346	665	661

Selling and administrative expense	(126)	(123)	(252)	(242)
Research, development and engineering expense	(17)	(16)	(33)	(31)
Interest expense, net	(74)	(62)	(136)	(141)
Equity earnings	21	18	38	33
Other expense, net	(72)	(11)	(69)	(56)

Earnings from continuing operations before income taxes	78	152	213	224
Provision for income taxes	(22)	(9)	(54)	(28)

Earnings from continuing operations	56	143	159	196
Loss from discontinued operations			(1)

Net earnings	56	143	158	196
Net earnings attributable to noncontrolling interests	(6)	(3)	(11)	(8)
Net earnings attributable to the Company	$50	$140	$147	$188

Amounts attributable to the Company:
Earnings from continuing operations	$50	$140	$148	$188
Loss from discontinued operations			(1)
Net earnings	$50	$140	$147	$188

Basic earnings per share:
Earnings from continuing operations	$0.31	$0.86	$0.91	$1.16
Loss from discontinued operations			(0.01)
Net earnings	$0.31	$0.86	$0.90	$1.16

Weighted averages shares outstanding (thousands)	160,858	162,716	161,904	162,553

Diluted earnings per share:
Earnings from continuing operations	$0.31	$0.85	$0.90	$1.15
Loss from discontinued operations
Net earnings	$0.31	$0.85	$0.90	$1.15

Weighted average diluted shares outstanding (thousands)	162,712	164,482	163,964	164,162

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME

(Dollars in millions)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net earnings	$56	$143	$158	$196
Other comprehensive income (loss):
Foreign currency translation adjustments	(268)	14	(141)	202
Pension and other postretirement benefit adjustments, net of tax	29	4	36	15
Change in fair value of derivative instruments, net of tax	(1)	(4)	(6)	(10)
Other comprehensive income (loss)	(240)	14	(111)	207
Total comprehensive income (loss)	(184)	157	47	403
Comprehensive income (loss) attributable to noncontrolling interests	9	7	(2)
Comprehensive income (loss) attributable to the Company	$(175)	$164	$45	$403

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	June 30,	December 31,	June 30,
	2018	2017	2017
Assets
Current assets:
Cash and cash equivalents	$365	$492	$335
Trade receivables, net of allowance of $35 million, $34 million, and $35 million at June 30, 2018, December 31, 2017 and June 30, 2017	1,026	663	956
Inventories	985	1,036	1,049
Prepaid expenses and other current assets	248	229	214
Total current assets	2,624	2,420	2,554

Property, plant and equipment, net	3,025	3,131	2,996
Goodwill	2,533	2,590	2,588
Intangibles, net	419	439	486
Other assets	1,217	1,176	1,156
Total assets	$9,818	$9,756	$9,780

Liabilities and Share Owners' Equity
Current liabilities:
Accounts payable	$1,088	$1,324	$1,065
Short-term loans and long-term debt due within one year	291	162	271
Current portion of asbestos-related liabilities	100	100	115
Other liabilities	576	579	564
Other liabilities - discontinued operations	115	115
Total current liabilities	2,170	2,280	2,015

Long-term debt	5,377	5,121	5,471
Asbestos-related liabilities	456	482	551
Other long-term liabilities	916	946	964
Share owners' equity	899	927	779
Total liabilities and share owners' equity	$9,818	$9,756	$9,780

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net earnings	$158	$196
Loss from discontinued operations	1	—
Non-cash charges
Depreciation and amortization	254	245
Pension expense	17	15
Restructuring, asset impairment and related charges	70	48
Cash payments
Pension contributions	(18)	(20)
Asbestos-related payments	(26)	(26)
Cash paid for restructuring activities	(12)	(16)
Change in components of working capital	(586)	(585)
Other, net (a)	(8)	(13)
Cash utilized in continuing operating activities	(150)	(156)
Cash utilized in discontinued operating activities	(1)
Cash utilized in operating activities	(151)	(156)
Cash flows from investing activities:
Additions to property, plant and equipment	(273)	(186)
Acquisitions, net of cash acquired	(25)	(27)
Net cash proceeds on disposal of assets	9	6
Other, net	2	2
Cash utilized in investing activities	(287)	(205)
Cash flows from financing activities:
Changes in borrowings, net	437	215
Treasury shares repurchased	(95)
Distributions to noncontrolling interests	(8)	(9)
Payment of finance fees	(12)	(21)
Cash provided by financing activities	322	185
Effect of exchange rate fluctuations on cash	(11)	19
Decrease in cash	(127)	(157)
Cash at beginning of period	492	492
Cash at end of period	$365	$335

(a)	Other, net includes other non-cash charges plus other changes in non-current assets and liabilities.

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

The Company’s measure of profit for its reportable segments is segment operating profit, which is a non-GAAP financial measure that consists of consolidated earnings from continuing operations before interest income, interest expense, and provision for income taxes and excludes amounts related to certain items that management considers not representative of ongoing operations as well as certain retained corporate costs.  The Company’s management uses segment operating profit, in combination with net sales and selected cash flow information, to evaluate performance and to allocate resources.  Segment operating profit for reportable segments includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided.

Financial information for the three and six months ended June 30, 2018 and 2017 regarding the Company’s reportable segments is as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net sales:
Americas	$930	$942	$1,838	$1,811
Europe	674	635	1,317	1,189
Asia Pacific	153	155	326	328
Reportable segment totals	1,757	1,732	3,481	3,328
Other	15	19	27	38
Net sales	$1,772	$1,751	$3,508	$3,366

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Segment operating profit:
Americas	$152	$161	$299	$300
Europe	101	80	173	139
Asia Pacific	2	11	7	31
Reportable segment totals	255	252	479	470
Items excluded from segment operating profit:
Retained corporate costs and other	(30)	(28)	(57)	(56)
Restructuring, asset impairment and other	(73)	(10)	(73)	(49)
Interest expense, net	(74)	(62)	(136)	(141)
Earnings from continuing operations before income taxes	$78	$152	$213	$224

Financial information regarding the Company’s total assets is as follows:

	June 30,	December 31,	June 30,
	2018	2017	2017
Total assets:
Americas	$5,402	$5,411	$5,511
Europe	3,232	3,133	3,074
Asia Pacific	981	1,001	987

Reportable segment totals	9,615	9,545	9,572
Other	203	211	208
Consolidated totals	$9,818	$9,756	$9,780

2.  Revenue

On January 1, 2018, the Company adopted accounting standard ASC 606, Revenue from Contracts with Customers, and selected the modified retrospective transition method. The adoption of this new standard did not impact the Company’s consolidated results of operations or balance sheet and there was no cumulative effect of initially applying this new revenue standard to the opening balance of retained earnings.

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

For the three and six months ended June 30, 2018, the Company had no material bad debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Condensed Consolidated Balance Sheet. For the three and six months ended June 30, 2018, revenue recognized from prior periods (for example, due to changes in transaction price) was not material.

The following table for three months ended June 30, 2018 disaggregates the Company’s revenue by customer end use:

	Three months ended June 30, 2018
	Americas	Europe	Asia Pacific	Total

Alcoholic beverages (beer, wine, spirits)	$585	$493	$113	$1,191
Food and other	197	112	23	332
Non-alcoholic beverages	148	69	17	234
Reportable segment totals	$930	$674	$153	$1,757
Other				15
Net sales				$1,772

The following table for six months ended June 30, 2018 disaggregates the Company’s revenue by customer end use:

	Six months ended June 30, 2018
	Americas	Europe	Asia Pacific	Total

Alcoholic beverages (beer, wine, spirits)	$1,161	$964	$240	$2,365
Food and other	386	224	47	657
Non-alcoholic beverages	291	129	39	459
Reportable segment totals	$1,838	$1,317	$326	$3,481
Other				27
Net sales				$3,508

3.  Inventories

Major classes of inventory at June 30, 2018, December 31, 2017 and June 30, 2017 are as follows:

	June 30,	December 31,	June 30,
	2018	2017	2017
Finished goods	$821	$873	$879
Raw materials	123	122	130
Operating supplies	41	41	40
	$985	$1,036	$1,049

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

Commodity Forward Contracts Designated as Cash Flow Hedges

In several regions, the Company enters into commodity forward contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows.  In the Americas, some of its customer contracts contain provisions that pass the price of natural gas to its customers.  In certain of these contracts, the customer has the option of fixing the natural gas price component for a specified period of time.  To limit the effects of fluctuations in cash flows resulting from these customer contracts, the Company enters into commodity forward contracts related to forecasted natural gas requirements.  In Asia Pacific, the Company implemented a hedging program that included the execution of commodity forward contracts for certain contracted natural gas requirements.  The Company had entered into commodity forward contracts covering approximately 8,000,000 MM BTUs at June 30, 2018, 8,800,000 MM BTUs at December 31, 2017 and 9,800,000 MM BTUs at June 30, 2017, respectively.

The Company accounts for the above forward contracts as cash flow hedges at June 30, 2018 and recognizes them on the Condensed Consolidated Balance Sheet at fair value.  The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owners’ equity (“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings.  An unrecognized gain of $7 million at June 30, 2018, an unrecognized gain of $3 million at December 31, 2017 and an unrecognized loss of $1 million at June 30, 2017 related to the commodity forward contracts was included in Accumulated OCI, and will be reclassified into earnings in the period when the commodity forward contracts expire.  Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.  The ineffectiveness related to these natural gas hedges for the three and six months ended June 30, 2018 and 2017 was not material.

The effect of the commodity forward contracts on the results of operations for the three months ended June 30, 2018 and June 30, 2017 is as follows:

		Amount of gain (loss) Reclassified from
Amount of gain (loss) Recognized in OCI on		Accumulated OCI into Income
Commodity Forward Contracts		(reported in cost of goods sold)
(Effective Portion)		(Effective Portion)
2018	2017	2018	2017
$4	$(2)	$—	$—

The effect of the commodity forward contracts on the results of operations for the six months ended June 30, 2018 and June 30, 2017 is as follows:

		Amount of Gain (Loss) Reclassified from
Amount of Gain Recognized in OCI on		Accumulated OCI into Income
Commodity Forward Contracts		(reported in cost of goods sold)
(Effective Portion)		(Effective Portion)
2018	2017	2018	2017
$5	$4	$(1)	$—

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

At June 30, 2018 and 2017, the Company had outstanding foreign exchange and option agreements denominated in various currencies covering the equivalent of approximately $380 million and $340 million, respectively, related primarily to intercompany transactions and loans.

The effect of the foreign exchange derivative contracts on the results of operations for the three and six months ended June 30, 2018 and June 30, 2017 is as follows:

	Amount of Gain (Loss)
Location of Gain (Loss)	Recognized in Income on
Recognized in Income on	Foreign Exchange Contracts
Foreign Exchange Contracts	2018	2017
Other expense, net	$—	$4

	Amount of Gain
Location of Gain	Recognized in Income on
Recognized in Income on	Foreign Exchange Contracts
Foreign Exchange Contracts	2018	2017
Other expense	$—	$6

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

During the fourth quarter of 2017, one of the Company’s Euro-functional subsidiaries entered into a series of cross-currency interest rate swaps to manage its exposure to fluctuations in the Euro-U.S. dollar exchange rate arising from a U.S. dollar denominated borrowing.  These swaps involve exchanging fixed rate Euro interest payments for fixed rate U.S. dollar interest receipts, both of which will occur at the forward exchange rates in effect upon entering into the instrument. An unrecognized loss of $8 million at June 30, 2018 and an unrecognized loss of less than $1 million at December 31, 2017, related to these cross-currency interest rate swaps, were included in Accumulated OCI, and will be reclassified into earnings within the next twelve months. These instruments, in the aggregate, have a pay fixed notional amount of €263 million and a receive notional amount of $310 million. They reach final maturity in 2023. There was no ineffectiveness related to these cross-currency interest rate swaps for the three and six months ended June 30, 2018.

During the second quarter of 2018, two of the Company’s subsidiaries, a New Zealand dollar (“NZD”) functional currency subsidiary and an Australian dollar (“AUD”) functional currency subsidiary, entered into a series of cross-currency interest rate swaps to manage its exposure to fluctuations in the NZD-U.S. dollar exchange rate and the AUD-U.S. dollar exchange rate arising from U.S. dollar denominated borrowings. These swaps involve exchanging floating rate U.S. dollar interest receipts for fixed rate NZD and AUD interest payments, both of which will occur at the forward exchange rates in effect upon entering into the instrument. An unrecognized loss of $3 million at June 30, 2018 related to these cross-currency interest rate swaps, was included in Accumulated OCI, and will be reclassified into earnings within the next twelve months. The NZD to U.S. dollar instruments, in the aggregate, have a pay fixed notional amount of NZD $161 million and a receive notional amount of $110 million. They reach final maturity in 2022. The AUD to U.S. dollar instruments, in the aggregate, have a pay fixed notional amount of AUD $231 million and a receive notional amount of $170 million. They reach final maturity in 2022. There was no ineffectiveness related to these cross-currency interest rate swaps for the three and six months ended June 30, 2018.

The effect of the cross-currency interest rate swaps on the results of operations for the three months ended June 30, 2018 is as follows:

Amount of gain (loss) Reclassified from
Amount of gain (loss) Recognized in OCI on	Accumulated OCI into Income
Hedges of Multiple Risks	(reported in Other expense, net)
(Effective Portion)	(Effective Portion)
$14	$18

The effect of the cross-currency interest rate swaps on the results of operations for the six months ended June 30, 2018 is as follows:

Amount of gain (loss) Reclassified from
Amount of gain (loss) Recognized in OCI on	Accumulated OCI into Income
Hedges of Multiple Risks	(reported in Other expense, net)
(Effective Portion)	(Effective Portion)
$1	$10

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

The following selected information relates to fair value swaps at June 30, 2018:

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

The following table shows the amount and classification (as noted above) of the Company’s derivatives at June 30, 2018, December 31, 2017 and June 30, 2017:

	Fair Value
	Current Balance	June 30,	December 31,	June 30,
	Sheet Location	2018	2017	2017
Asset Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	b	$7	$3	$—
Interest rate swaps designated as fair value hedges	a	6	6
Hedges of multiple risks designated as cash flow hedges	a	5	4
Derivatives not designated as hedging instruments:
Foreign exchange derivative contracts	a	2	4	2
Total asset derivatives		$20	$17	$2
Liability Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	c	$—	$—	$1
Interest rate swaps designated as fair value hedges	d	8	13
Hedges of multiple risks designated as cash flow hedges	d	12	10	3
Derivatives not designated as hedging instruments:
Foreign exchange derivative contracts	c	2	1	3
Total liability derivatives		$22	$24	$7

5.  Restructuring Accruals

Selected information related to the restructuring accruals for the three months ended June 30, 2018 and 2017 is as follows:

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at April 1, 2018	$63	$—	$17	$80
Charges	15	53	2	70
Write-down of assets to net realizable value		(53)		(53)
Net cash paid, principally severance and related benefits	(5)		(1)	(6)
Other, including foreign exchange translation	(2)		(2)	(4)
Balance at June 30, 2018	$71	$—	$16	$87

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at April 1, 2017	$87	$	$17	$104
Charges	10			10
Net cash paid, principally severance and related benefits	(5)		(3)	(8)
Other, including foreign exchange translation	2		3	5
Balance at June 30, 2017	$94	$—	$17	$111

Selected information related to the restructuring accruals for the six months ended June 30, 2018 and 2017 is as follows:

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at January 1, 2018	$67	$	$18	$85
Charges	15	53	2	70
Write-down of assets to net realizable value		(53)		(53)
Net cash paid, principally severance and related benefits	(10)		(2)	(12)
Other, including foreign exchange translation	(1)		(2)	(3)
Balance at June 30, 2018	$71	$—	$16	$87

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at January 1, 2017	$67	$	$18	$85
Charges	34	9	5	48
Write-down of assets to net realizable value		(9)		(9)
Net cash paid, principally severance and related benefits	(10)		(6)	(16)
Other, including foreign exchange translation	3			3
Balance at June 30, 2017	$94	$—	$17	$111

When a decision is made to take restructuring actions, the Company manages and accounts for them programmatically apart from the on-going operations of the business.  Information related to major programs are presented separately while minor initiatives are presented on a combined basis. As of June 30, 2018 and 2017, no major restructuring programs were in effect.

In the three and six months ended June 30, 2018, the Company implemented several discrete restructuring initiatives and recorded restructuring, asset impairment and other charges of $70 million. These charges consisted of employee costs, write-down of assets, and other exit costs primarily related to a plant closure in the Americas region.  These restructuring charges were discrete actions and are expected to approximate the total cumulative costs for those actions as no significant additional costs are expected to be incurred. These restructuring charges primarily relate to capacity curtailments and the Company plans to reallocate the products produced at these facilities to other facilities. These charges were recorded to Cost of goods sold ($5 million) and Other expense, net ($65 million) on the Condensed Consolidated Results of Operations.  The Company expects that the majority of the remaining cash expenditures related to the above charges will be paid out by the end of 2019.

In the three and six months ended June 30, 2017, the Company implemented several discrete restructuring initiatives and recorded restructuring, asset impairment and other charges of $10 million and $48 million, respectively. For the six months ended June 30, 2017, these charges primarily consisted of employee costs, write-down of assets, and other exit costs in the following regions: Americas ($35 million) and Europe ($13 million). The restructuring charges recorded were discrete actions and are expected to approximate the total cumulative costs for those actions as no significant additional costs are expected to be incurred. The restructuring charges recorded in the Americas and European regions primarily relate to capacity curtailments. The Company plans to reallocate the products produced at these facilities to others in their respective regions. These charges were recorded to Other expense, net on the Condensed Consolidated Results of Operations. The Company expects that the majority of the remaining cash expenditures related to the above charges will be paid out by the end of 2018.

The Company’s decisions to curtail selected production capacity have resulted in write downs of certain long-lived assets to the extent their carrying amounts exceeded fair value or fair value less cost to sell.  The Company classified the significant assumptions used to determine the fair value of the impaired assets as Level 3 (third party appraisal) in the fair value hierarchy as set forth in the general accounting principles for fair value measurements.  For the asset impairments recorded through June 30, 2018 and June 30, 2017, the remaining carrying value of the impaired assets was approximately $3 million and $0, respectively.

6.  Pension Benefit Plans

The components of the net periodic pension cost for the three months ended June 30, 2018 and 2017 are as follows:

	U.S.		Non-U.S.
	2018	2017	2018	2017
Service cost	$4	$4	$3	$4
Interest cost	15	20	8	11
Expected asset return	(25)	(33)	(14)	(18)

Amortization:
Actuarial loss	13	15	3	5
Net periodic pension cost	$7	$6	$—	$2

The components of the net periodic pension cost for the six months ended June 30, 2018 and 2017 are as follows:

	U.S.		Non-U.S.
	2018	2017	2018	2017
Service cost	$7	$8	$7	$8
Interest cost	30	40	16	22
Expected asset return	(49)	(66)	(27)	(36)

Amortization:
Actuarial loss	26	29	7	10
Net periodic pension cost	$14	$11	$3	$4

7.  Income Taxes

The Company calculates its interim tax provision using the estimated annual effective tax rate (“EAETR”) methodology in accordance with ASC 740-270. The EAETR is applied to the year-to-date ordinary income, exclusive of discrete items. The tax effect of discrete items are then included to arrive at the total reported interim tax provision. The determination of the EAETR is based upon a number of estimates, including the estimated annual pretax ordinary income or loss in each tax jurisdiction in which the Company operates. The tax effects of discrete items are recognized in the tax provision in the quarter they occur. Depending on various factors such as the item’s significance in relation to total income and the rate of tax applicable in the jurisdiction to which it relates, discrete items in any quarter can materially impact the reported effective tax rate. The Company’s annual effective tax rate may be affected by the mix of earnings in the U.S. and foreign jurisdictions and such factors as changes in tax laws, tax rates or regulations, changes in business, changing interpretation of existing tax laws or regulations, the finalization of tax audits and reviews, as well as other factors. As such, there can be significant volatility in interim tax provisions. The annual effective tax rate differs from the statutory U.S. Federal tax rate of 21% for 2018 and 35% for 2017 primarily because of varying non-U.S. tax rates and valuation allowances in some jurisdictions, respectively.

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The Company is applying the guidance in Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cut and Jobs Act when accounting for the enactment-date effects of the Act. At June 30, 2018, the Company has not completed its accounting for the tax effects of the Act; however, it has made reasonable estimates of the tax effects. During the three and six months ended June 30, 2018, the Company has not recorded any adjustments to the provisional amounts recorded at December 31, 2017 related to the remeasurement of its deferred balances and the one-time transition tax.  In all cases, the Company is continuing to make and refine its calculations as additional analysis is completed. In addition, the Company’s estimates may also be affected as it gains a more thorough understanding of the Act and certain aspects of the Act are clarified by the taxing authorities.

The Act subjects a U.S. shareholder to current tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. At December 31, 2017, the Company elected to recognize the resulting tax on GILTI as a period expense in the period the tax is incurred. The Company has made sufficient progress in its calculation to reasonably estimate the tax expense related to GILTI for the year ended December 31, 2018 and included it in the EAETR. The impact of GILTI resulted in no incremental tax expense for the three and six months ended June 30, 2018 due to net operating loss carryforwards, foreign tax credits and a full valuation allowance on U.S. net deferred tax assets. The Company will continue to refine its calculations, which may result in changes to the expected impact for 2018.

The Company maintains its assertion on a provisional basis that it intends to continue to indefinitely reinvest the gross book-tax differences in its foreign consolidated subsidiaries. However, the Company records deferred foreign taxes on gross book-tax basis differences to the extent of foreign distributable reserves for certain foreign subsidiaries. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis differences in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practicable.

The Company is currently under examination in various tax jurisdictions in which it operates, including Bolivia, Brazil, Canada, China, Colombia, France, Germany, and Indonesia. The years under examination range from 2004 through 2015. The Company has received tax assessments in excess of established reserves for uncertain tax positions. The Company is contesting these tax assessments, and will continue to do so, including pursuing all available remedies such as appeals and litigation, if necessary. The Company believes that adequate provisions for all income tax uncertainties have been made. However, if income tax assessments are settled against the Company at amounts in excess of established reserves, it could have a material impact on the Company’s results of operations, financial position or cash flows.

8.  Debt

The following table summarizes the long-term debt of the Company:

	June 30,	December 31,	June 30,
	2018	2017	2017
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$397	$—	$—
Term Loans:
Term Loan A	908
Previous Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans			209
Term Loans:
Term Loan A		1,148	1,370
Term Loan A (€279 million)			303
Senior Notes:
6.75%, due 2020 (€500 million)	580	594	569
4.875%, due 2021 (€330 million)	383	392	375
5.00%, due 2022	496	496	496
4.00%, due 2023	306	305
5.875%, due 2023	686	685	684
3.125%, due 2024 (€725 million)	833	849	819
6.375%, due 2025	295	295	294
5.375%, due 2025	297	297	297
Senior Debentures:
7.80%, due 2018			22
Capital Leases	50	54	58
Other	167	17	22
Total long-term debt	5,398	5,132	5,518
Less amounts due within one year	21	11	47
Long-term debt	$5,377	$5,121	$5,471

On June 27, 2018, certain of the Company’s subsidiaries entered into a new Senior Secured Credit Facility (the “Agreement”), which amended and restated the previous credit agreement (the “Previous Agreement”).  The proceeds from the Agreement were used to repay all outstanding amounts under the Previous Agreement.  The Company recorded $11 million of additional interest charges for the write-off of unamortized fees in the second quarter of 2018.

The Agreement provides for up to $1.910 billion of borrowings pursuant to term loans and revolving credit facilities.  The term loans mature, and the revolving credit facilities terminate, in June 2023.  At June 30, 2018, the Agreement includes a $300 million revolving credit facility, a $700 million multicurrency revolving credit facility, and a $910 million term loan A facility ($908 million net of debt issuance costs), each of which has a final maturity date of June 2023.  At June 30, 2018, the Company had unused credit of $591 million available under the Agreement. The weighted average interest rate on borrowings outstanding under the Agreement at June 30, 2018 was 3.18%.

The Agreement contains various covenants that restrict, among other things and subject to certain exceptions, the ability of the Company to incur certain indebtedness and liens, make certain investments, become liable under contingent obligations in certain defined instances only, make restricted payments, make certain asset sales within guidelines and limits, engage in certain affiliate transactions, participate in sale and leaseback financing arrangements, alter its fundamental business, and amend certain subordinated debt obligations.

The Agreement also contains one financial maintenance covenant, a Total Leverage Ratio (the “Leverage Ratio”), that requires the Company not to exceed a ratio of 4.5x calculated by dividing consolidated total debt, less cash and cash equivalents, by Consolidated EBITDA, as defined in the Agreement.  The maximum Leverage Ratio is subject to an increase of 0.5x for (i) any fiscal quarter during which certain qualifying acquisitions (as specified in the Agreement) are consummated and (ii) the following three fiscal quarters. The Leverage Ratio could restrict the ability of the Company to undertake additional financing or acquisitions to the extent that such financing or acquisitions would cause the Leverage Ratio to exceed the specified maximum.

Failure to comply with these covenants and other customary restrictions could result in an event of default under the Agreement.  In such an event, the Company could not request borrowings under the revolving facilities, and all amounts outstanding under the Agreement, together with accrued interest, could then be declared immediately due and payable.  Upon the occurrence and for the duration of an event of default, an additional default interest rate equal to 2.0% per annum will apply to all obligations owed under the Agreement.  If an event of default occurs under the Agreement and the lenders cause all of the outstanding debt obligations under the Agreement to become due and payable, this would result in a default under a number of other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. As of June 30, 2018, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

The Leverage Ratio also determines pricing under the Agreement.  The interest rate on borrowings under the Agreement is, at the Company’s option, the Base Rate or the Eurocurrency Rate, as defined in the Agreement, plus an applicable margin.  The applicable margin is linked to the Leverage Ratio. The margins range from 1.00% to 1.50% for Eurocurrency Loans and from 0.00% to 0.50% for Base Rate Loans.  In addition, a commitment fee is payable on the unused revolving credit facility commitments ranging from 0.20% to 0.30% per annum linked to the Leverage Ratio.

Borrowings under the Agreement are secured by substantially all of the assets, excluding real estate and certain other excluded assets, of certain of the Company’s domestic subsidiaries and certain foreign subsidiaries.  Borrowings are also secured by a pledge of intercompany debt and equity investments in certain of the Company’s domestic subsidiaries and, in the case of foreign borrowings, of stock of certain foreign subsidiaries.  All borrowings under the Agreement are guaranteed by certain domestic subsidiaries of the Company, and certain foreign borrowings under the Agreement are guaranteed by certain foreign subsidiaries of the Company.

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

As of June 30, 2018, the Company had a €185 million European accounts receivable securitization program.  The Company plans to terminate this program in the second half of 2018.

Information related to the Company’s accounts receivable securitization program is as follows:

	June 30,	December 31,	June 30,
	2018	2017	2017
Balance (included in short-term loans)	$147	$133	$182
Weighted average interest rate	0.98%	0.76%	0.74%

The carrying amounts reported for the accounts receivable securitization program, and certain long-term debt obligations subject to frequently redetermined interest rates, approximate fair value.  Fair values for the Company’s significant fixed rate debt obligations are based on published market quotations, and are classified as Level 1 in the fair value hierarchy.

Fair values at June 30, 2018 of the Company’s significant fixed rate debt obligations are as follows:

	Principal	Indicated
	Amount	Market Price	Fair Value
Senior Notes:
6.75%, due 2020 (€500 million)	$583	$113.13	$660
4.875%, due 2021 (€330 million)	384	110.13	423
5.00%, due 2022	500	99.72	499
5.875%, due 2023	700	101.63	711
4.00%, due 2023	310	93.65	290
3.125%, due 2024 (€725 million)	845	101.27	856
6.375%, due 2025	300	103.31	310
5.375%, due 2025	300	101.63	305

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

As of June 30, 2018, the Company has determined that it is a named defendant in asbestos lawsuits and claims involving approximately 1,160 plaintiffs and claimants.  Based on an analysis of the lawsuits pending as of December 31, 2017, approximately 89% of plaintiffs either do not specify the monetary damages sought, or in the case of court filings, claim an amount sufficient to invoke the jurisdictional minimum of the trial court.  Approximately 8% of plaintiffs specifically plead damages above the jurisdictional minimum up to, and including, $15 million or less, and 3% of plaintiffs specifically plead damages greater than $15 million but less than or equal to $100 million.

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

Since receiving its first asbestos claim, the Company as of June 30, 2018, has disposed of asbestos claims of approximately 399,500 plaintiffs and claimants at an average indemnity payment per claim of approximately $9,700.  The Company’s asbestos indemnity payments have varied on a per claim basis, and are expected to continue to vary considerably over time.  Asbestos-related cash payments for 2017, 2016 and 2015 were $110 million, $125 million, and $138 million, respectively.  The Company’s cash payments per claim disposed (inclusive of legal costs) were approximately $83,000, $71,000, and $95,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Beginning with the initial liability of $975 million established in 1993, the Company has accrued a total of approximately $4.9 billion through June 30, 2018, before insurance recoveries, for its asbestos-related liability.  The Company’s estimates of its liability have been significantly affected by, among other factors, the volatility of asbestos-related litigation in the United States, the significant number of co-defendants that have filed for bankruptcy, the inherent uncertainty of future disease incidence and claiming patterns against the Company, the significant expansion of the defendants that are now sued in this litigation, and the continuing changes in the extent to which these defendants participate in the resolution of cases in which the Company is also a defendant.

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

The Company believes it is reasonably possible that it will incur a loss for its asbestos-related liabilities in excess of the amount currently recognized, which was $582 million as of December 31, 2017.  The Company estimated that reasonably possible losses could result in asbestos-related liabilities as high as $725 million.  This estimate of additional reasonably possible loss reflects a qualitative legal judgment regarding the nature of contingencies that could impact future claims and legal costs, which include, but are not limited to, successful attempts by plaintiffs to challenge existing legal barriers to liability, enact plaintiff-oriented liability or damage-related legislation, establish new theories of liability, revive long-dormant inventories of non-mesothelioma cases, or leverage changing jurisdictional dynamics and a changing litigation environment to increase the volume of cases or claims presented or per-claim values. However, it is also possible that the ultimate amount of asbestos-related liabilities could be above this estimate.

The Company expects a significant majority of the total number of claims to be received in the next ten years.  This timeframe appropriately reflects the mortality of current and expected claimants in light of the Company’s sale of its insulation business unit in 1958.  As the Company’s potential claimants continues to age, this may introduce increased year-over-year variability into the annual quantity of claims presented to and disposed by the Company.  This increased variability, jurisdictional dynamics, a changing litigation environment, the size of the remaining pool of claimants, and the expected increase in mortality over the next ten years may present the Company with the opportunity to accelerate disposition of discrete parts of its claimant pool.  These influences may create increased variability in the annual cash payments year-over-year.

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

Other Matters

On July 5, 2016, the Company learned that the Enforcement Division of the Securities and Exchange Commission (“SEC”) was conducting an investigation into certain accounting and control matters pertaining to the Company’s determination of its asbestos-related liabilities.  On May 13, 2016, the Company restated its consolidated financial statements for the years ended December 31, 2015, 2014 and 2013 in order to correct an error related to the Company’s method for estimating its future asbestos-related liabilities.

On May 11, 2018, the SEC informed the Company that it concluded its investigation, and, based on information it had as of that date, it did not intend to recommend an enforcement action against the Company.

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

10.  Share Owners’ Equity

The activity in share owners’ equity for the three months ended June 30, 2018 and 2017 is as follows:

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on April 1, 2018	$2	$3,104	$(595)	$182	$(1,704)	$130	$1,119
Reissuance of common stock (31,468 shares)			3				3
Treasury shares purchased (2,676,363 shares)			(50)				(50)
Stock compensation		11					11
Net earnings				50		6	56
Other comprehensive loss					(225)	(15)	(240)
Balance on June 30, 2018	$2	$3,115	$(642)	$232	$(1,929)	$121	$899

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on April 1, 2017	$2	$3,083	$(557)	$(48)	$(1,981)	$116	$615
Reissuance of common stock (199,478 shares)			2				2
Stock compensation		5					5
Net earnings				140		3	143
Other comprehensive income (loss)					24	(10)	14
Balance on June 30, 2017	$2	$3,088	$(555)	$92	$(1,957)	$109	$779

The activity in share owners’ equity for the six months ended June 30, 2018 and 2017 is as follows:

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on January 1, 2018	$2	$3,099	$(551)	85	$(1,827)	$119	$927
Reissuance of common stock (286,455 shares)			4				4
Treasury shares purchased (4,676,122 shares)			(95)				(95)
Stock compensation		16					16
Net earnings				147		11	158
Other comprehensive loss					(102)	(9)	(111)
Balance on June 30, 2018	$2	$3,115	$(642)	$232	$(1,929)	$121	$899

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on January 1, 2017	$2	$3,080	$(560)	(96)	$(2,172)	$109	$363
Reissuance of common stock (297,875 shares)			5				5
Stock compensation		8					8
Net earnings				188		8	196
Other comprehensive income (loss)					215	(8)	207
Balance on June 30, 2017	$2	$3,088	$(555)	$92	$(1,957)	$109	$779

During the three and six months ended June 30, 2018, the Company purchased 2,676,363 and 4,676,122 shares, respectively, of its common stock for approximately $50 million and $95 million, respectively, pursuant to the authorization by its Board of Directors in January 2018 to purchase up to $400 million of the Company’s common stock.

The Company has 250,000,000 shares of common stock authorized with a par value of $.01 per share. Shares outstanding are as follows:

	Shares Outstanding (in thousands)
	June 30,	December 31,	June 30,
	2018	2017	2017

Shares of common stock issued (including treasury shares)	186,423	185,728	185,692

Treasury shares	27,176	22,649	22,816

11.  Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three months ended June 30, 2018 and 2017 is as follows:

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on April 1, 2018	$(603)	$(17)		$(1,084)		$(1,704)
Change before reclassifications	(253)	18		(3)		(238)
Amounts reclassified from accumulated other comprehensive income		(18)	(a)	16	(b)	(2)
Translation effect		(1)		16		15
Tax effect						—
Other comprehensive income (loss) attributable to the Company	(253)	(1)		29		(225)
Balance on June 30, 2018	$(856)	$(18)		$(1,055)		$(1,929)

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on April 1, 2017	$(602)	$(10)		$(1,369)		$(1,981)
Change before reclassifications	24			(6)		18
Amounts reclassified from accumulated other comprehensive income		(4)	(a)	20	(b)	16
Translation effect				(10)		(10)
Tax effect						—
Other comprehensive income (loss) attributable to the Company	24	(4)		4		24
Balance on June 30, 2017	$(578)	$(14)		$(1,365)		$(1,957)

(a)	Amount is included in Cost of goods sold and Other expense, net on the Condensed Consolidated Results of Operations (see Note 4 for additional information).
(b)	Amount is included in the computation of net periodic pension cost (see Note 6 for additional information) and net postretirement benefit cost.

The activity in accumulated other comprehensive loss for the six months ended June 30, 2018 and 2017 is as follows:

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2018	$(724)	$(12)		$(1,091)		$(1,827)
Change before reclassifications	(132)	4		(7)		(135)
Amounts reclassified from accumulated other comprehensive income		(9)	(a)	33	(b)	24
Translation effect		(1)		10		9
Tax effect						—
Other comprehensive income (loss) attributable to the Company	(132)	(6)		36		(102)
Balance on June 30, 2018	$(856)	$(18)		$(1,055)		$(1,929)

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2017	$(788)	$(4)		$(1,380)		$(2,172)
Change before reclassifications	210			(10)		200
Amounts reclassified from accumulated other comprehensive income		(10)	(a)	39	(b)	29
Translation effect				(14)		(14)
Tax effect						—
Other comprehensive income (loss) attributable to the Company	210	(10)		15		215
Balance on June 30, 2017	$(578)	$(14)		$(1,365)		$(1,957)

(a)	Amount is included in Cost of goods sold and Other expense, net on the Condensed Consolidated Results of Operations (see Note 4 for additional information).
(b)	Amount is included in the computation of net periodic pension cost (see Note 6 for additional information) and net postretirement benefit cost.

12.  Other Expense (Income), net

Other expense (income), net for the three and six months ended June 30, 2018 and 2017 included the following:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Restructuring, asset impairment and other charges	$68	$10	$68	$49
Foreign currency exchange gain		(1)	(2)
Intangible amortization expense	10	10	20	20
Royalty income	(3)	(3)	(6)	(7)
Other income	(3)	(5)	(11)	(6)
	$72	$11	$69	$56

13.  Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share:

	Three months ended June 30,
	2018	2017
Numerator:
Net earnings attributable to the Company	$50	$140
Denominator (in thousands):
Denominator for basic earnings per share-weighted average shares outstanding	160,858	162,716
Effect of dilutive securities:
Stock options and other	1,854	1,766
Denominator for diluted earnings per share-adjusted weighted average shares outstanding	162,712	164,482
Basic earnings per share:
Earnings from continuing operations	$0.31	$0.86
Loss from discontinued operations
Net earnings	$0.31	$0.86
Diluted earnings per share:
Earnings from continuing operations	$0.31	$0.85
Loss from discontinued operations
Net earnings	$0.31	$0.85

Options to purchase 1,989,521 and 1,617,748 weighted average shares of common stock which were outstanding during the three months ended June 30, 2018 and 2017, respectively, were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares.

	Six months ended June 30,
	2018	2017
Numerator:
Net earnings attributable to the Company	$147	$188
Denominator (in thousands):
Denominator for basic earnings per share-weighted average shares outstanding	161,904	162,553
Effect of dilutive securities:
Stock options and other	2,060	1,609
Denominator for diluted earnings per share-adjusted weighted average shares outstanding	163,964	164,162
Basic earnings per share:
Earnings from continuing operations	$0.91	$1.16
Loss from discontinued operations	(0.01)
Net earnings	$0.90	$1.16
Diluted earnings per share:
Earnings from continuing operations	$0.90	$1.15
Loss from discontinued operations
Net earnings	$0.90	$1.15

Options to purchase 1,895,822 and 1,912,832 weighted average shares of common stock which were outstanding during the six months ended June 30, 2018 and 2017, respectively, were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares.

14.  Supplemental Cash Flow Information

Income taxes paid in cash were as follows:

	Six months ended June 30,
	2018	2017
U.S.	$7	$6
Non-U.S.	68	83
Total income taxes paid in cash	75	89

Interest paid in cash for the six months ended June 30, 2018 and 2017 was $128 million and $145 million, respectively. Cash interest for the six months ended June 30, 2017 included $16 million for note repurchase premiums related to debt that was repaid prior to its maturity.

The Company uses various factoring programs to sell certain receivables to financial institutions as part of managing its cash flows. At June 30, 2018 and June 30, 2017, the amount of receivables sold by the Company was $221 million and $205 million, respectively. Any continuing involvement with the sold receivables is immaterial.

15.  Discontinued Operations

On April 4, 2016, the annulment committee formed by the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”) ruled that OI European Group B.V. (“OIEG”), a subsidiary of the Company, is free to pursue the enforcement of a prior arbitration award (the “Award”) against Venezuela. As of June 30, 2018, that Award amounts to more than $500 million, including reimbursement of expenses and accrued interest. Venezuela’s application to annul the Award was heard by an ad hoc committee of the ICSID in September 2017, but no decision has been rendered yet.

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

As of June 30, 2018, the Company deferred the gain contingency on the sale of its rights in amounts due under the Award pending the ad hoc committee of the ICSID rendering its decision regarding Venezuela’s application to annul the Award.

The loss from discontinued operations was less than $1 million and approximately $1 million for the three and six months ended June 30, 2018, respectively, and less than $1 million for the three and six months ended June 30, 2017, related to ongoing costs of the Venezuelan expropriation.

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

Leases - In February 2016, the FASB issued ASU No. 2016-02, “Leases.” Under this guidance, lessees will be required to recognize on the balance sheet a lease liability and a right-of-use asset for all leases, with the exception of short-term leases. The lease liability represents the lessee's obligation to make lease payments arising from a lease, and will be measured as the present value of the lease payments. The right-of-use asset represents the lessee’s right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. The standard also requires a lessee to recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The new guidance is effective for the Company on January 1, 2019. ASU No. 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date and provides for certain practical expedients that the Company plans to elect. The Company anticipates the new guidance will significantly impact its consolidated financial statements as the Company has a significant number of leases. As of December 31, 2017, the Company had minimum lease commitments under non-cancellable operating leases totaling $258 million. The Company formed an implementation team, commenced identification of its lease population and has begun the implementation of new software to manage its leases in accordance with this new accounting standard.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company’s measure of profit for its reportable segments is segment operating profit, which consists of consolidated earnings from continuing operations before interest income, interest expense, and provision for income taxes and excludes amounts related to certain items that management considers not representative of ongoing operations as well as certain retained corporate costs.  The segment data presented below is prepared in accordance with general accounting principles for segment reporting.  The lines titled “reportable segment totals” in both net sales and segment operating profit, however, are non-GAAP measures when presented outside of the financial statement footnotes.  Management has included reportable segment totals below to facilitate the discussion and analysis of financial condition and results of operations and believes this information allows the board of directors, management, investors and analysts to better understand the Company’s financial performance.  The Company’s management uses segment operating profit, in combination with net sales and selected cash flow information, to evaluate performance and to allocate resources.  Segment operating profit is not, however, intended as an alternative measure of operating results as determined in accordance with U.S. GAAP and is not necessarily comparable to similarly titled measures used by other companies.

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

Financial information for the three and six months ended June 30, 2018 and 2017 regarding the Company’s reportable segments is as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net Sales:
Americas	$930	$942	$1,838	$1,811
Europe	674	635	1,317	1,189
Asia Pacific	153	155	326	328
Reportable segment totals	1,757	1,732	3,481	3,328
Other	15	19	27	38
Net Sales	$1,772	$1,751	$3,508	$3,366

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Segment operating profit:
Americas	$152	$161	$299	$300
Europe	101	80	173	139
Asia Pacific	2	11	7	31
Reportable segment totals	255	252	479	470
Items excluded from segment operating profit:
Retained corporate costs and other	(30)	(28)	(57)	(56)
Restructuring, asset impairment and other charges	(73)	(10)	(73)	(49)
Interest expense, net	(74)	(62)	(136)	(141)
Earnings from continuing operations before income taxes	78	152	213	224
Provision for income taxes	(22)	(9)	(54)	(28)
Earnings from continuing operations	56	143	159	196
Loss from discontinued operations			(1)
Net earnings	56	143	158	196
Net (earnings) attributable to noncontrolling interests	(6)	(3)	(11)	(8)
Net earnings attributable to the Company	$50	$140	$147	$188
Net earnings from continuing operations attributable to the Company	$50	$140	$148	$188

Note:  All amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Quarters ended June 30, 2018 and 2017

Second Quarter 2018 Highlights

•	Net sales in the second quarter of 2018 were higher than the same quarter in 2017, primarily due to the favorable effects of changes in foreign currency exchange rates and higher prices
•

Segment operating profit for reportable segments was up 1% in the second quarter of 2018 compared to the second quarter of 2017.  Higher segment profit in Europe more than offset lower segment profit in the other regions.

•	The Company repurchased approximately 2.7 million shares of its common stock during the second quarter of 2018 for approximately $50 million
•	The Company entered into a new $1.91 billion senior secured credit facility with a final maturity date of June 2023

Net sales for the second quarter of 2018 were $21 million higher than the second quarter of the prior year primarily due to the favorable effect of changes in foreign currency exchange rates and higher prices, partially offset by modestly lower shipments.

Earnings from continuing operations before income taxes were $74 million lower in the second quarter of 2018 than the prior year quarter, primarily due to an increase in charges related to restructuring activities and the write-off of finance fees in the second quarter of 2018 compared to the second quarter of 2017. Segment operating profit for reportable segments for the second quarter of 2018 was $3 million higher than the second quarter of the prior year. Higher segment profit in Europe more than offset lower segment profit in the other regions.

Net interest expense for the second quarter of 2018 increased $12 million compared to the second quarter of 2017.  The increase was primarily due to $11 million of deferred finance fees written off in the second quarter of 2018 that were related to debt that was repaid prior to its maturity.  No deferred finance fees were written off in the second quarter of 2017 since no debt was repaid.

For the second quarter of 2018, the Company recorded net earnings from continuing operations attributable to the Company of $50 million, or $0.31 per share (diluted), compared to $140 million, or $0.85 per share (diluted), in the second quarter of 2017. Earnings for the second quarter of 2018 and the second quarter of 2017 included items that management considered not representative of ongoing operations as set forth in the following table (dollars in millions).

	Net Earnings	Net Earnings
	Increase	Increase
	(Decrease)	(Decrease)
Description	2018	2017
Restructuring, asset impairment and other charges	$(73)	$(10)
Write-off of finance fees	(11)
Tax benefit recorded for certain tax adjustments		20
Net tax benefit for income tax on items above	9	4
Net impact of noncontrolling interests on items above		3
Total	$(75)	$17

Results of Operations — Second Quarter of 2018 compared with Second Quarter of 2017

Net Sales

The Company’s net sales in the second quarter of 2018 were $1,772 million compared with $1,751 million for the second quarter of 2017, an increase of $21 million, or 1%. Favorable foreign currency exchange rates, primarily due to a stronger Euro, increased sales by $15 million in the second quarter of 2018 compared to the prior year quarter. Higher selling prices also increased net sales by $30 million in the quarter.  Total glass container shipments, in tonnes, were approximately 1% lower in the second quarter of 2018 than the prior year quarter.  Sales volume and mix decreased net sales by $20 million.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Reportable segment net sales - 2017		$1,732
Price	$30
Sales volume and mix	(20)
Effects of changing foreign currency rates	15
Total effect on reportable segment net sales		25
Reportable segment net sales - 2018		$1,757

Americas:  Net sales in the Americas in the second quarter of 2018 were $930 million compared with $942 million for the second quarter of 2017, a decrease of $12 million, or 1%. Higher selling prices increased net sales by $22 million in the second quarter of 2018. Total glass container shipments in the region were down approximately 1% in the second quarter of 2018 compared to the prior year quarter, driven primarily by lower shipments to alcoholic and non-alcoholic beverage customers. Despite a temporary transportation strike in Brazil during the quarter, year over year shipments in that country were strong again in the second quarter. Shipments in Mexico were also lower compared to the second quarter in the prior year due to a raw material batch disruption issue that limited product available for sale in the quarter.  In the U.S., solid year over year growth in shipments to food customers in the second quarter were more than offset by a decline in shipments to alcoholic beverage customers, which is largely due to ongoing trends in megabeer. Overall, lower shipments and changes in mix in the region decreased net sales by $15 million in the second quarter of 2018. The unfavorable effects of foreign currency exchange rate changes decreased net sales $19 million in the second quarter of 2018 compared to 2017.

Europe:  Net sales in Europe in the second quarter of 2018 were $674 million compared with $635 million for the second quarter of 2017, an increase of $39 million, or 6%. Favorable foreign currency exchange rates impacted the region by approximately $35 million in the second quarter of 2018 as the Euro strengthened in relation to the U.S. dollar. Lower shipments to alcoholic beverage customers drove total glass container shipments in the second quarter of 2018 down nearly 1% compared to the prior year quarter, resulting in $3 million of lower net sales. Selling prices in Europe increased net sales by $7 million in the second quarter of 2018 compared to the same period in the prior year.

Asia Pacific:  Net sales in Asia Pacific in the second quarter of 2018 were $153 million compared with $155 million for the second quarter of 2017, a decrease of $2 million, or 1%. Glass container shipments in the second quarter of 2018 were comparable with the prior year period, with sales mix resulting in a $2 million decline to net sales. Slightly higher selling prices increased net sales by $1 million in the current quarter. The effects of foreign currency exchange rate changes in the current year quarter decreased net sales by $1 million.

Earnings from Continuing Operations before Income Taxes and Segment Operating Profit

Earnings from continuing operations before income taxes were $78 million in the second quarter of 2018 compared to $152 million in the second quarter of 2017, a decrease of $74 million, or 49%. This decrease was primarily related to an increase in charges related to restructuring activities and the write-off of finance fees in the second quarter of 2018 compared to the second quarter of 2017.

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

Segment operating profit of reportable segments in the second quarter of 2018 was $255 million compared to $252 million for the second quarter of 2017, an increase of $3 million, or 1%. The increase was largely attributable to higher selling prices and favorable foreign currency effects. Higher operating costs in the second quarter of 2018 partially offset these gains and were driven by inflation, lower production volumes, and higher spend due to increased asset repair activities.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Reportable segment operating profit - 2017		$252
Price	$30
Sales volume and mix	(2)
Operating costs	(27)
Effects of changing foreign currency rates	2
Total net effect on reportable segment operating profit		3
Reportable segment operating profit - 2018		$255

Americas:  Segment operating profit in the Americas in the second quarter of 2018 was $152 million compared with $161 million in the second quarter of 2017, a decrease of $9 million, or 6%. Selling prices were $22 million higher in the current year quarter compared to the prior year quarter. Segment operating profit was impacted by $26 million of higher operating costs in the second quarter of 2018 than the same quarter in the prior year, driven by cost inflation, a temporary transportation strike in Brazil, a raw material batch disruption issue at a plant in Mexico, and higher transportation costs due to freight rate inflation. The Americas region undertook several restructuring actions in the second quarter of 2018, but the region does not expect to realize any cost savings until the fourth quarter of 2018. The effects of foreign currency exchange rates decreased segment operating profit by $5 million in the current year quarter.

Inflation in Argentina in the second quarter of 2018 increased at an accelerated rate and effective June 30, 2018, Argentina’s economy is considered highly inflationary.  Beginning July 1, 2018, under a highly-inflationary basis of accounting, the Company’s monetary assets (such as cash and receivables) and monetary liabilities (such as payables and accruals) at its operations in Argentina will be remeasured at the end of each reporting period with such entries recorded to the income statement rather than to accumulated other comprehensive loss on the balance sheet.   Because the Argentinian peso is subject to fluctuation, such remeasurement would increase the volatility of reported results of operations in future periods. However, the Company has a small presence in Argentina with only one plant in that country, so the impact from the highly-inflationary basis of accounting is not expected to be material.

Europe:  Segment operating profit in Europe in the second quarter of 2018 was $101 million compared with $80 million in the second quarter of 2017, an increase of $21 million, or 26%. The effects of foreign currency exchange rates increased segment operating profit by $6 million in the current year quarter. Selling prices were $7 million higher in the current quarter compared to the prior year quarter.  Segment operating profit in the second quarter of 2018 improved due to approximately $9 million of lower operating costs compared to the same period in the prior year.  This was primarily due to the receipt of an energy credit from a local government entity that was received in the third quarter of the prior year and cost reductions.  The prior year permanent footprint adjustment in the region reduced operating costs and were in line with management’s expectations when the restructuring activities were initiated. The decrease in sales volume discussed above reduced segment operating profit by $1 million.

Asia Pacific:  Segment operating profit in Asia Pacific in the second quarter of 2018 was $2 million compared with $11 million in the second quarter of 2017, a decrease of $9 million, or 82%. As planned, asset improvement projects underway in the region drove operating costs higher and decreased segment operating profit by $10 million in the quarter compared to the prior year quarter. Most of these projects have now been substantially completed. The decrease in sales discussed above reduced segment operating profit by $1 million. Higher selling prices increased segment operating profit in the second quarter of 2018 by $1 million. The effects of foreign currency exchange rates increased segment operating profit by $1 million in the current year quarter.

Interest Expense, Net

Net interest expense for the second quarter of 2018 was $74 million compared with $62 million for the second quarter of 2017.  Net interest expense included $11 million and $0 in the second quarter of 2018 and 2017, respectively, for the write off of deferred finance fees related to debt that was repaid prior to its maturity.  Exclusive of these items, net interest expense increased $1 million in the second quarter of 2018 compared to the same quarter in the prior year due to higher interest rates on the Company’s variable debt and a stronger Euro.

Provision for Income Taxes

The Company’s effective tax rate from continuing operations for the three months ended June 30, 2018 was 28.2% compared with 5.9% for the three months ended June 30, 2017.  The effective tax rate for the second quarter of 2018 was higher than the second quarter of 2017 primarily due to the nonoccurrence of a resolution of a tax matter in 2017 that resulted in approximately $26 million of tax accruals reversed in the second quarter of 2017, as well as the mix of earnings in the U.S. and foreign jurisdictions.

Net Earnings from Continuing Operations Attributable to the Company

For the second quarter of 2018, the Company recorded net earnings from continuing operations attributable to the Company of $50 million, or $0.31 per share (diluted), compared to $140 million, or $0.85 per share (diluted), in the second quarter of 2017. Earnings in the second quarter of 2018 and the second quarter of 2017 included items that management considered not representative of ongoing operations. These items decreased earnings attributable to the company by $75 million, or $0.46 per share, in the second quarter of 2018 and increased net earnings attributable to the Company by $17 million, or $0.10 per share in the second quarter of 2017 as set forth in the following table (dollars in millions):

	Net Earnings	Net Earnings
	Increase	Increase
	(Decrease)	(Decrease)
Description	2018	2017
Restructuring, asset impairment and other charges	$(73)	$(10)
Write-off of finance fees	(11)
Tax benefit recorded for certain tax adjustments		20
Net tax benefit for income tax on items above	9	4
Net impact of noncontrolling interests on items above		3
Total	$(75)	$17

Executive Overview — Six Months ended June 30, 2018 and 2017

2018 Highlights

•

The Company combined the North America and Latin America segments into one segment, named the Americas, to better leverage its scale and presence across a larger geography and market, and to reduce costs

•	Net sales in the first half of 2018 were up over 4% from the same period in 2017, primarily due to the favorable effects of changes in foreign currency exchange rates and higher prices
•

Segment operating profit for reportable segments was up 2% in the first half of 2018 compared to the same period in 2017.  Higher segment profit in Europe more than offset lower segment profit in Asia Pacific.

•	The Company repurchased approximately 4.7 million shares of its common stock during the first half of 2018 for approximately $95 million
•	The Company entered into a new $1.91 billion senior secured credit facility with a final maturity date of June 2023

Net sales for the first six months of 2018 were $142 million higher than the same period in the prior year primarily due to the favorable effect of changes in foreign currency exchange rates and higher prices.

Earnings from continuing operations before income taxes were $11 million lower in the first half of 2018 than the same period in 2017, primarily due to an increase in charges related to restructuring activities. Segment operating profit for reportable segments for the first half of 2018 was $9 million higher than the same period in the prior year. The increase was largely attributable to higher selling prices and the favorable effect of changes in foreign currency. Higher segment profit in Europe more than offset lower segment profit in Asia Pacific.

Net interest expense for the first half of 2018 decreased $5 million compared to the same period in 2017.  The decrease was primarily due to $11 million and $17 million of note repurchase premiums and the write off of deferred finance fees recorded in the first half of 2018 and the first half of 2017, respectively, that were related to debt that was repaid prior to its maturity.

Net earnings from continuing operations attributable to the Company for the first six months of 2018 was $148 million, or $0.90 per share (diluted), compared with $188 million, or $1.15 per share (diluted), in the first six months of 2017.

Earnings in 2018 and 2017 included items that management considered not representative of ongoing operations as set forth in the following table (dollars in millions).

	Net Earnings
	Increase
	(Decrease)
Description	2018	2017
Restructuring, asset impairment and other charges	$(73)	$(49)
Note repurchase premiums and write-off of finance fees	(11)	(17)
Tax benefit recorded for certain tax adjustments		20
Net tax benefit for income tax on items above	9	12
Net impact of noncontrolling interests on items above		4
Total	$(75)	$(30)

Results of Operations — First six months of 2018 compared with first six months of 2017

Net Sales

The Company’s net sales in the first six months of 2018 were $3,508 million compared with $3,366 million for the first six months of 2017, an increase of $142 million, or 4%. Favorable foreign currency exchange rates, primarily due to a stronger Euro, increased sales by $114 million in the first six months of 2018 compared to the prior year period. Higher selling prices also increased net sales by $58 million in 2018.  Total glass container shipments, in tonnes, were less than 1% lower in the first half of 2018 compared to the prior year period.  Sales volume and mix decreased net sales by $19 million.

Reportable segment net sales - 2017		$3,328
Price	$58
Sales volume and mix	(19)
Effects of changing foreign currency rates	114
Total effect on reportable segment net sales		153
Reportable segment net sales - 2018		$3,481

Americas:  Net sales in the Americas in the first six months of 2018 were $1,838 million compared with $1,811 million for the same period in 2017, an increase of $27 million, or 2%. Higher selling prices increased net sales by $44 million in 2018. Total glass container shipments in the region were comparable in the first half of 2018 to the same prior in the prior year with higher shipments to food customers offset by lower shipments to alcoholic beverage customers. Year over year shipments in Brazil were also strong in the first half of 2018. In the U.S., solid year over year growth in shipments to food customers in the first half of 2018 were more than offset by a decline in shipments to alcoholic beverage customers, which is largely due to ongoing trends in megabeer. Overall, the change in sales mix in the region decreased net sales by $6 million in the first half of 2018. The effects of foreign currency exchange rate changes decreased net sales $11 million in the first half of 2018 compared to 2017.

Europe:  Net sales in Europe in the first half of 2018 were $1,317 million compared with $1,189 million for the first quarter of 2017, an increase of $128 million, or 11%. The effects of foreign currency exchange rates increased net sales in the region by approximately $122 million in the first six months of 2018 as the Euro strengthened in relation to the U.S. dollar. Glass container shipments in the first half of 2018 were down less than 1% compared to the first half of 2017, resulting in $4 million of lower net sales. Selling prices in Europe increased net sales by $10 million in the first half of 2018 compared to the same period in the prior year.

Asia Pacific:  Net sales in Asia Pacific in the first half of 2018 were $326 million compared with $328 million for the same period of 2017, a decrease of $2 million, or 1%. Glass container shipments in the first half of 2018 were down 3% compared to the first half of 2017, primarily driven by the timing of returnable float replenishment in Southeast Asia, resulting in $9 million of lower net sales. Slightly higher selling prices increased net sales by $4 million in 2018. The favorable effects of foreign currency exchange rate changes increased net sales by $3 million.

Earnings from Continuing Operations before Income Taxes and Segment Operating Profit

Earnings from continuing operations before income taxes were $213 million in the first half of 2018 compared to $224 million in the first half of 2017, a decrease of $11 million, or 5%. This decrease was primarily due to an increase in charges related to restructuring activities.

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

Segment operating profit of reportable segments in the first half of 2018 was $479 million compared to $470 million for the first half of 2017, an increase of $9 million, or 2%. The increase was largely attributable to higher selling prices and favorable foreign currency effects. Higher operating costs in the first half of 2018 partially offset these gains and were driven by inflation, lower production volumes and higher spend due to increased asset repair activities.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Reportable segment operating profit - 2017		$470
Price	$58
Sales volume and mix	1
Operating costs	(60)
Effects of changing foreign currency rates	10
Total net effect on reportable segment operating profit		9
Reportable segment operating profit - 2018		$479

Americas:  Segment operating profit in the Americas in the first six months of 2018 was $299 million compared with $300 million in the first half of 2017, a decrease of $1 million, or less than 1%. The change in sales volume and mix discussed above improved segment operating profit in the current year quarter by $5 million. Selling prices were $44 million higher in the current year period compared to the prior year. Segment operating profit was impacted by $53 million of higher operating costs in the first half of 2018 than the same period in the prior year, driven by cost inflation, a temporary transportation strike in Brazil, a raw material batch disruption issue at a plant in Mexico, and higher transportation costs due to freight rate inflation. The region also benefitted from $10 million of insurance proceeds in the first half of 2018. The effects of foreign currency exchange rates decreased segment operating profit by $7 million in the current year period. The Americas region undertook several restructuring actions in the second quarter of 2018, but the region does not expect to realize any cost savings until the fourth quarter of 2018.

Europe:  Segment operating profit in Europe in the first six months of 2018 was $173 million compared with $139 million in the first half of 2017, an increase of $34 million, or 24%. The effects of foreign currency exchange rates increased segment operating profit by $16 million in the current year period. Selling prices were $10 million higher in 2018 compared to the prior year period. Segment operating profit in the first six months of 2018 improved due to approximately $9 million of lower operating costs compared to the same period in the prior year.  This was primarily due to the receipt of an energy credit from a local government entity that was received in the third quarter of the prior year and cost reductions.  The prior year permanent footprint adjustment in the region reduced operating costs by an immaterial amount in the first half of 2018 and were in line with management’s expectations when the restructuring activities were initiated. The change in sales volume and mix described above reduced segment operating profit by $1 million.

Asia Pacific:  Segment operating profit in Asia Pacific in the first six months of 2018 was $7 million compared with $31 million in the first six months of 2017, a decrease of $24 million, or 77%. As planned, asset improvement projects underway in the region drove operating costs higher and decreased segment operating profit by $32 million in the first half of 2018 compared to the same period in the prior year. These projects have now been substantially completed in the region. The decrease in sales volume discussed above reduced segment operating profit by $3 million. Higher selling prices increased segment operating profit in the first half of 2018 by $4 million. In addition, the region recorded $6 million of gains related to land sales in the first half of 2018. The effects of foreign currency exchange rates increased segment operating profit by $1 million in the current year period.

Interest Expense, Net

Net interest expense for the first six months of 2018 was $136 million compared with $141 million for the first six months of 2017.  Net interest expense included $11 and $17 million in the first half of 2018 and 2017, respectively, for note repurchase premiums and the write off of deferred finance fees that were related to debt that was repaid prior to its maturity.  Exclusive of these items, net interest expense increased $1 million in the first six months of 2018 compared to the same period in the prior year due to higher interest rates on the Company’s variable debt and a stronger Euro.

Provision for Income Taxes

The Company’s effective tax rate from continuing operations for the six months ended June 30, 2018 was 25.4% compared with 12.5% for the six months ended June 30, 2017.  The effective tax rate for the first half of 2018 was higher than the same period in 2017 due to the nonoccurrence of a resolution of a tax matter in 2017 that resulted in approximately $26 million of tax accruals reversed.

The Company expects that the full year effective tax rate for 2018 will range between approximately 22% and 24% (excluding the tax on items that management considers not representative of ongoing operations).

Net Earnings from Continuing Operations Attributable to the Company

For the first six months of 2018, the Company recorded net earnings from continuing operations attributable to the Company of $148 million, or $0.90 per share (diluted), compared to $188 million, or $1.15 per share (diluted), in the first six months of 2017. Earnings in 2018 and 2017 included items that management considered not representative of ongoing operations as set forth in the following table (dollars in millions):

	Net Earnings
	Increase
	(Decrease)
Description	2018	2017
Restructuring, asset impairment and other charges	$(73)	$(49)
Note repurchase premiums and write-off of finance fees	(11)	(17)
Tax benefit recorded for certain tax adjustments		20
Net tax benefit for income tax on items above	9	12
Net impact of noncontrolling interests on items above		4
Total	$(75)	$(30)

Items excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for the second quarter of 2018 were $30 million and comparable with the $28 million recorded in the second quarter of 2017.  For the first six months of 2018, retained corporate costs and other were $57 million compared with $56 million for the same period in 2017.

Restructuring, Asset Impairments and Other Charges

In the three and six months ended June 30, 2018, the Company implemented several discrete restructuring initiatives and recorded restructuring, asset impairment and other charges of $73 million. These charges consisted of employee costs, write-down of assets, and other exit costs primarily related to a plant closure in the Americas region.  These restructuring charges were discrete actions and are expected to approximate the total cumulative costs for those actions as no significant additional costs are expected to be incurred. These restructuring charges primarily relate to capacity curtailments and the Company plans to reallocate the products produced at these facilities to other facilities. These charges were recorded to Cost of goods sold ($5 million) and Other expense, net ($68 million) on the Condensed Consolidated Results of Operations.  The Company expects that the majority of the remaining cash expenditures related to the above charges will be paid out by the end of 2019.

In the three and six months ended June 30, 2017, the Company implemented several discrete restructuring initiatives and recorded restructuring, asset impairment and other charges of $10 million and $49 million, respectively. For the six months ended June 30, 2017, these charges primarily consisted of employee costs, write-down of assets, and other exit costs in the following regions: Americas ($36 million) and Europe ($13 million). The restructuring charges recorded were discrete actions and are expected to approximate the total cumulative costs for those actions as no significant additional costs are expected to be incurred. The restructuring charges recorded in the Americas and European regions primarily relate to capacity curtailments. The Company plans to reallocate the products produced at these facilities to others in their respective regions. These charges were recorded to Other expense, net on the Condensed Consolidated Results of Operations. The Company expects that the majority of the remaining cash expenditures related to the above charges will be paid out by the end of 2018.

See Note 5 to the Condensed Consolidated Financial Statements for additional information.

Discontinued Operations

On April 4, 2016, the annulment committee formed by the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”) ruled that OI European Group B.V. (“OIEG”), a subsidiary of the Company, is free to pursue the enforcement of a prior arbitration award (the “Award”) against Venezuela. As of June 30, 2018, that Award amounts to more than $500 million, including reimbursement of expenses and accrued interest. Venezuela’s application to annul the Award was heard by an ad hoc committee of the ICSID in September 2017, but no decision has been rendered yet.

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

As of June 30, 2018, the Company deferred the gain contingency on the sale of its rights in amounts due under the Award pending the ad hoc committee of the ICSID rendering its decision regarding Venezuela’s application to annul the Award.

The loss from discontinued operations was less than $1 million and approximately $1 million for the three and six months ended June 30, 2018, respectively, and less than $1 million for the three and six months ended June 30, 2017, related to ongoing costs of the Venezuelan expropriation.

Capital Resources and Liquidity

On June 27, 2018, certain of the Company’s subsidiaries entered into a new Senior Secured Credit Facility (the “Agreement”), which amended and restated the previous credit agreement (the “Previous Agreement”).  The proceeds from the Agreement were used to repay all outstanding amounts under the Previous Agreement.  The Company recorded $11 million of additional interest charges for the write-off of unamortized fees in the second quarter of 2018.

The Agreement provides for up to $1.910 billion of borrowings pursuant to term loans and revolving credit facilities.  The term loans mature, and the revolving credit facilities terminate, in June 2023.  At June 30, 2018, the Agreement includes a $300 million revolving credit facility, a $700 million multicurrency revolving credit facility, and a $910 million term loan A facility ($908 million net of debt issuance costs), each of which has a final maturity date of June 2023.  At June 30, 2018, the Company had unused credit of $591 million available under the Agreement. The weighted average interest rate on borrowings outstanding under the Agreement at June 30, 2018 was 3.18%.

The Agreement contains various covenants that restrict, among other things and subject to certain exceptions, the ability of the Company to incur certain indebtedness and liens, make certain investments, become liable under contingent obligations in certain defined instances only, make restricted payments, make certain asset sales within guidelines and limits, engage in certain affiliate transactions, participate in sale and leaseback financing arrangements, alter its fundamental business, and amend certain subordinated debt obligations.

The Agreement also contains one financial maintenance covenant, a Total Leverage Ratio (the “Leverage Ratio”), that requires the Company not to exceed a ratio of 4.5x calculated by dividing consolidated total debt, less cash and cash equivalents, by Consolidated EBITDA, as defined in the Agreement.  The maximum Leverage Ratio is subject to an increase of 0.5x for (i) any fiscal quarter during which certain qualifying acquisitions (as specified in the Agreement) are consummated and (ii) the following three fiscal quarters. The Leverage Ratio could restrict the ability of the Company to undertake additional financing or acquisitions to the extent that such financing or acquisitions would cause the Leverage Ratio to exceed the specified maximum.

Failure to comply with these covenants and other customary restrictions could result in an event of default under the Agreement.  In such an event, the Company could not request borrowings under the revolving facilities, and all amounts outstanding under the Agreement, together with accrued interest, could then be declared immediately due and payable.  Upon the occurrence and for the duration of an event of default, an additional default interest rate equal to 2.0% per annum will apply to all obligations owed under the Agreement.  If an event of default occurs under the Agreement and the lenders cause all of the outstanding debt obligations under the Agreement to become due and payable, this would result in a default under a number of other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. As of June 30, 2018, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

The Leverage Ratio also determines pricing under the Agreement.  The interest rate on borrowings under the Agreement is, at the Company’s option, the Base Rate or the Eurocurrency Rate, as defined in the Agreement, plus an applicable margin.  The applicable margin is linked to the Leverage Ratio. The margins range from 1.00% to 1.50% for Eurocurrency Loans and from 0.00% to 0.50% for Base Rate Loans.  In addition, a commitment fee is payable on the unused revolving credit facility commitments ranging from 0.20% to 0.30% per annum linked to the Leverage Ratio.

Borrowings under the Agreement are secured by substantially all of the assets, excluding real estate and certain other excluded assets, of certain of the Company’s domestic subsidiaries and certain foreign subsidiaries.  Borrowings are also secured by a pledge of intercompany debt and equity investments in certain of the Company’s domestic subsidiaries and, in the case of foreign borrowings, of stock of certain foreign subsidiaries.  All borrowings under the Agreement are guaranteed by certain domestic subsidiaries of the Company, and certain foreign borrowings under the Agreement are guaranteed by certain foreign subsidiaries of the Company.

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

As of June 30, 2018, the Company had a €185 million European accounts receivable securitization program.  The Company plans to terminate this program in the second half of 2018.

Information related to the Company’s accounts receivable securitization program is as follows:

	June 30,	December 31,	June 30,
	2018	2017	2017
Balance (included in short-term loans)	$147	$133	$182
Weighted average interest rate	0.98%	0.76%	0.74%

Cash Flows

Operating activities:  Cash utilized in continuing operating activities was $150 million for the six months ended June 30, 2018, compared to $156 million for the six months ended June 30, 2017. Working capital was a use of cash of $586 million in the 2018 period compared to a use of cash of $585 million in the same period in 2017. The primary reasons for the use of working capital for the first six months of 2018 were higher accounts receivable balances and lower accounts payable balances than at year end 2017. As of June 30, 2018, the Company reduced its level of accounts receivable factoring compared to year end 2017 and this led to a use of working capital through the second quarter of 2018.  Also, the Company has experienced higher sales levels in Brazil and lower sales levels in the U.S., year over year.  This change in the Company’s sales mix has impacted its receivables as longer payment terms are more common outside the U.S. Together, the impact of less factoring and a higher mix of sales outside the U.S. have negatively impacted the Company’s operating cash flows in the first half of 2018. In addition, the Company’s accounts payable balances have declined as a significant amount of capital projects that were in process at year-end 2017 and in the early part of 2018 have been completed and paid.  Net earnings were also lower for the first six months of 2018, but were mostly offset by higher non-cash charges, such as restructuring, depreciation and pension expense.

Through the first six months of 2018, asbestos-related payments were comparable to the same period in the prior year.  However, as the Company’s potential claimants continue to age, this may introduce increased year-over-year variability into the annual quantity of claims presented to, disposed and paid by the Company.  See Note 9 to the Consolidated Financial Statements for additional information.

Investing activities:  Cash utilized in investing activities was $287 million for the six months ended June 30, 2018, compared to $205 million for the six months ended June 30, 2017. Capital spending for property, plant and equipment was $273 million during the first six months of 2018 compared to $186 million in the same period in 2017. Capital spending increased in the first six months of 2018 due to the payment of a higher level of vendor invoices accrued at the end of 2017, as well as a higher level of project activity in the Asia Pacific region.

Acquisition activities were $25 million and $27 million in the first six months of 2018 and 2017, respectively, and were primarily related to contributions made to the Company’s investment in a joint venture with Constellation Brands (“Constellation”) in Mexico. In October 2017, the Company signed an agreement to expand this joint venture. To meet rising demand from Constellation’s adjacent brewery, the newly-expanded relationship provides for the addition of a fifth furnace, which is expected to be operational by the end of 2019. This capacity expansion, which is estimated to cost approximately $140 million, will be financed by equal contributions from both partners throughout 2018 and 2019. The term of the joint venture agreement was also extended for ten additional years, to 2034.

Financing activities:  Cash provided by financing activities was $322 million for the six months ended June 30, 2018, compared to $185 million for the six months ended June 30, 2017. The increase in cash provided by financing activities was primarily due to higher net borrowings in the first six months of 2018 and a decrease in finance fees paid for debt issuances in 2018.

Also, in January 2018, the Board of Directors authorized a $400 million share repurchases program.  The Company repurchased $95 million in shares of the Company’s stock in the first six months of 2018 and expects to repurchase approximately $100 million in shares throughout the full year 2018.

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

There have been no other material changes in critical accounting estimates at June 30, 2018 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk at June 30, 2018 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.

As required by Rule 13a-15(d) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of any change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.  There have been no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to material affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

For further information on legal proceedings, see Note 9 to the Condensed Consolidated Financial Statements, “Contingencies,” that is included in Part I of this Quarterly Report and incorporated herein by reference.

Item 1A.  Risk Factors.

There have been no material changes in risk factors at June 30, 2018 from those described in the Company’s

Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company purchased 4,676,122 shares of its common stock for the six months ended June 30, 2018 for approximately $95 million pursuant to authorization by its Board of Directors in January 2018 to purchase up to $400 million of the Company’s common stock.  The following table provides information about the Company’s purchases of its common stock during the six months ended June 30, 2018:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in millions)
January 1 - January 31, 2018		$			$400
February 1 - February 28, 2018					400
March 1 - March 31, 2018	2,000		22.43	2,000	355
April 1 - April 30, 2018
May 1 - May 31, 2018	1,857		18.73	3,857	320
June 1 - June 30, 2018	819		18.31	4,676	305

Item 6.  Exhibits.

Exhibit 4.1

Second Amended and Restated Credit Agreement and Syndicated Facility Agreement, dated June 27, 2018, by and among the Borrowers named therein, Owens-Illinois General Inc., as Borrowers’ Agent, Deutsche Bank AG New York Branch, as Administrative Agent, and the other Agents, Arrangers and Lenders named therein (filed as Exhibit 4.1 to Owens-Illinois, Inc.’s Form 8-K filed June 29, 2018, File No. 1-9576, and incorporated herein by reference).

Exhibit 4.2

Fourth Amended and Restated Intercreditor Agreement, dated as of June 27, 2018, by and among Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent for the lenders party to the Credit Agreement (as defined therein) and any other parties thereto (filed as Exhibit 4.2 to Owens-Illinois, Inc.’s Form 8-K, File No. 1-9576, and incorporated herein by reference).

Exhibit 4.3

Domestic Guarantor Consent and Reaffirmation, dated as of June 27, 2018, by and among Owens-Illinois Group, Inc., the Subsidiary Grantors (as defined therein) and Deutsche Bank AG New York Branch, as the Collateral Agent. (filed as Exhibit 4.3 to Owens-Illinois, Inc.’s Form 8-K, File No. 1-9576, and incorporated herein by reference).

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

Exhibit 101

Financial statements from the Quarterly Report on Form 10-Q of Owens-Illinois, Inc. for the quarter ended June 30, 2018, formatted in XBRL: (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

OWENS-ILLINOIS, INC.

Date	July 24, 2018	By	/s/ Jan A. Bertsch
Jan A. Bertsch
Senior Vice President and Chief Financial Officer