Form 10-Q
period 2019-03-31
OWENS ILLINOIS INC /DE/
filed 2019-05-02
CIK 812074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2019

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number 1-9576

OWENS-ILLINOIS, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-2781933
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

One Michael Owens Way, Perrysburg, Ohio	43551
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (567) 336-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $.01 par value	OI	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of common stock, par value $.01, of Owens-Illinois, Inc. outstanding as of March 31, 2019 was 155,230,560.

Part I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

The Condensed Consolidated Financial Statements of Owens-Illinois, Inc. (the “Company”) presented herein are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated.  All adjustments are of a normal recurring nature. Because the following unaudited condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions, except per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2019	2018
Net sales	$1,638	$1,736
Cost of goods sold	(1,340)	(1,417)

Gross profit	298	319

Selling and administrative expense	(115)	(126)
Research, development and engineering expense	(16)	(16)
Interest expense, net	(65)	(62)
Equity earnings	19	17
Other income (expense), net	(10)	3

Earnings from continuing operations before income taxes	111	135
Provision for income taxes	(27)	(32)

Earnings from continuing operations	84	103
Loss from discontinued operations

Net earnings	84	103
Net earnings attributable to noncontrolling interests	(5)	(5)
Net earnings attributable to the Company	$79	$98

Amounts attributable to the Company:
Earnings from continuing operations	$79	$98
Loss from discontinued operations
Net earnings	$79	$98

Basic earnings per share:
Earnings from continuing operations	$0.51	$0.60
Loss from discontinued operations
Net earnings	$0.51	$0.60

Weighted average shares outstanding (thousands)	154,361	162,919

Diluted earnings per share:
Earnings from continuing operations	$0.51	$0.59
Loss from discontinued operations
Net earnings	$0.51	$0.59

Weighted average diluted shares outstanding (thousands)	156,635	165,186

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME

(Dollars in millions)

(Unaudited)

	Three months ended
	March 31,
	2019	2018
Net earnings	$84	$103
Other comprehensive income (loss):
Foreign currency translation adjustments	49	126
Pension and other postretirement benefit adjustments, net of tax	6	7
Change in fair value of derivative instruments, net of tax	5	(5)
Other comprehensive income	60	128
Total comprehensive income	144	231
Comprehensive income attributable to noncontrolling interests	(8)	(11)
Comprehensive income attributable to the Company	$136	$220

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	March 31,	December 31,	March 31,
	2019	2018	2018
Assets
Current assets:
Cash and cash equivalents	$326	$512	$418
Trade receivables, net of allowance of $34 million, $35 million, and $36 million at March 31, 2019, December 31, 2018 and March 31, 2018	939	549	1,045
Inventories	1,038	1,018	1,065
Prepaid expenses and other current assets	276	278	240
Total current assets	2,579	2,357	2,768

Property, plant and equipment, net	3,074	3,085	3,190
Goodwill	2,507	2,513	2,649
Intangibles, net	394	400	452
Other assets	1,598	1,344	1,222
Total assets	$10,152	$9,699	$10,281

Liabilities and Share owners' equity
Current liabilities:
Accounts payable	$1,065	$1,321	$1,115
Short-term loans and long-term debt due within one year	91	160	194
Current portion of asbestos-related liabilities	160	160	100
Other liabilities	544	566	554
Other liabilities - discontinued operations			115
Total current liabilities	1,860	2,207	2,078

Long-term debt	5,820	5,181	5,640
Asbestos-related liabilities	372	442	475
Other long-term liabilities	1,090	969	969
Share owners' equity	1,010	900	1,119
Total liabilities and share owners' equity	$10,152	$9,699	$10,281

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net earnings	$84	$103
Loss from discontinued operations
Non-cash charges
Depreciation and amortization	126	131
Pension expense	8	10
Cash payments
Pension contributions	(11)	(10)
Asbestos-related payments	(71)	(7)
Cash paid for restructuring activities	(15)	(6)
Change in components of working capital	(697)	(622)
Other, net (a)	(19)	31
Cash utilized in operating activities	(595)	(370)
Cash flows from investing activities:
Cash payments for property, plant and equipment	(121)	(142)
Contributions and advances to joint ventures	(15)	(26)
Net cash proceeds on disposal of assets	1	7
Other, net		1
Cash utilized in investing activities	(135)	(160)
Cash flows from financing activities:
Changes in borrowings, net	589	488
Issuance of common stock and other	(3)
Treasury shares repurchased	(38)	(45)
Dividends paid	(8)
Cash provided by financing activities	540	443
Effect of exchange rate fluctuations on cash	4	13
Decrease in cash	(186)	(74)
Cash at beginning of period	512	492
Cash at end of period	$326	$418

(a)	Other, net includes other non-cash charges plus other changes in non-current assets and liabilities.

See accompanying notes.

OWENS-ILLINOIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tabular data dollars in millions, except per share amounts

1.  Segment Information

The Company has three reportable segments and three operating segments based on its geographic locations:  Americas, Europe and Asia Pacific.  These three segments are aligned with the Company’s internal approach to managing, reporting, and evaluating performance of its global glass operations.  Certain assets and activities not directly related to one of the regions or to glass manufacturing are reported with Retained corporate costs and other.  These include licensing, equipment manufacturing, global engineering, and certain equity investments.  Retained corporate costs and other also includes certain headquarters administrative and facilities costs and certain incentive compensation and other benefit plan costs that are global in nature and are not allocable to the reportable segments.

The Company’s measure of profit for its reportable segments is segment operating profit, which is a non-GAAP financial measure that consists of consolidated earnings from continuing operations before interest income, interest expense, and provision for income taxes and excludes amounts related to certain items that management considers not representative of ongoing operations, as well as certain retained corporate costs.  The Company’s management uses segment operating profit, in combination with net sales and selected cash flow information, to evaluate performance and to allocate resources.  Segment operating profit for reportable segments includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided.

Financial information for the three months ended March 31, 2019 and 2018 regarding the Company’s reportable segments is as follows:

	Three months ended March 31,
	2019	2018
Net sales:
Americas	$881	$908
Europe	596	643
Asia Pacific	151	173
Reportable segment totals	1,628	1,724
Other	10	12
Net sales	$1,638	$1,736

	Three months ended March 31,
	2019	2018
Segment operating profit:
Americas	$113	$147
Europe	79	72
Asia Pacific	8	5
Reportable segment totals	200	224
Items excluded from segment operating profit:
Retained corporate costs and other	(24)	(27)
Interest expense, net	(65)	(62)
Earnings from continuing operations before income taxes	$111	$135

Financial information regarding the Company’s total assets is as follows:

	March 31,	December 31,	March 31,
	2019	2018	2018
Total assets:
Americas	$5,621	$5,497	$5,637
Europe	3,273	3,036	3,387
Asia Pacific	1,012	918	1,056

Reportable segment totals	9,906	9,451	10,080
Other	246	248	201
Consolidated totals	$10,152	$9,699	$10,281

2.  Revenue

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

For the three month periods ended March 31, 2019 and March 31, 2018, the Company had no material bad debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Condensed Consolidated Balance Sheet. For the three month periods ended March 31, 2019 and March 31, 2018, revenue recognized from prior periods (for example, due to changes in transaction price) was not material.

The following tables for the three months ended March 31, 2019 and 2018 disaggregates the Company’s revenue by customer end use:

	Three months ended March 31, 2019
	Americas	Europe	Asia Pacific	Total

Alcoholic beverages (beer, wine, spirits)	$564	$432	$109	$1,105
Food and other	180	103	25	308
Non-alcoholic beverages	137	61	17	215
Reportable segment totals	$881	$596	$151	$1,628
Other				10
Net sales				$1,638

	Three months ended March 31, 2018
	Americas	Europe	Asia Pacific	Total

Alcoholic beverages (beer, wine, spirits)	$576	$471	$127	$1,174
Food and other	189	112	24	325
Non-alcoholic beverages	143	60	22	225
Reportable segment totals	$908	$643	$173	$1,724
Other				12
Net sales				$1,736

3.  Inventories

Major classes of inventory at March 31, 2019, December 31, 2018 and March 31, 2018 are as follows:

	March 31,	December 31,	March 31,
	2019	2018	2018
Finished goods	$868	$849	$901
Raw materials	126	125	120
Operating supplies	44	44	44
	$1,038	$1,018	$1,065

4.  Derivative Instruments

The Company has certain derivative assets and liabilities, which consist of natural gas forwards, foreign exchange option and forward contracts, interest rate swaps and cross currency swaps. The valuation of these instruments is determined primarily using the income approach, including discounted cash flow analysis on the expected cash flows of each derivative.  Natural gas forward rates, foreign exchange rates and interest rates are the significant inputs into the valuation models. The Company also evaluates counterparty risk in determining fair values. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.  These inputs are observable in active markets over the terms of the instruments the Company holds, and accordingly, the Company classifies its derivative assets and liabilities as Level 2 in the hierarchy.

Commodity Forward Contracts Designated as Cash Flow Hedges

The Company enters into commodity forward contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows.

An unrecognized gain of $3 million at March 31, 2019, an unrecognized gain of $1 million at December 31, 2018 and an unrecognized gain of $4 million at March 31, 2018 related to the commodity forward contracts were included in Accumulated OCI, and will be reclassified into earnings in the period when the commodity forward contracts expire.

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

During the first quarter of 2019, one of the Company’s Euro-functional subsidiaries entered into a cross-currency swap that has a pay fixed notional amount of €184 million and a receive notional amount of $210 million. The swap reaches maturity in the fourth quarter of 2019. During 2018, two of the Company’s subsidiaries, a New Zealand dollar functional currency subsidiary and an Australian dollar functional currency subsidiary, entered into a series of cross-currency swaps to U.S. dollar instruments with a fixed notional amount of $109 million and $168 million, respectively. They reach final maturity in 2022. During 2017, one of the Company’s Euro-functional subsidiaries entered into a series of cross-currency swaps that have a pay fixed notional amount of €263 million and a receive notional amount of $310 million. They reach final maturity in 2023.

An unrecognized loss of $11 million at March 31, 2019, an unrecognized loss of $9 million at December 31, 2018 and an unrecognized loss of $6 million at March 31, 2018, related to these cross-currency swaps, were included in Accumulated OCI, and will be reclassified into earnings within the next twelve months.

Interest Rate Swaps Designated as Fair Value Hedges

The Company enters into interest rate swaps in order to maintain a capital structure containing targeted amounts of fixed and floating-rate debt and manage interest rate risk. The Company’s fixed-to-variable interest rate swaps are accounted for as fair value hedges. The relevant terms of the swap agreements match the corresponding terms of the notes and therefore there is no hedge ineffectiveness. The Company recorded the net of the fair market values of the swaps as a long-term liability and short-term asset, along with a corresponding net decrease in the carrying value of the hedged debt.

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

An unrecognized loss of less than $1 million at year ended March 31, 2019 and an unrecognized loss of less than $1 million at year ended December 31, 2018, related to these interest rate swaps, was included in Accumulated OCI, and will be reclassified into earnings within the next twelve months.

Net Investment Hedges

The Company is exposed to fluctuations in foreign exchange rates on investments it holds in non-U.S. subsidiaries and uses cross currency swaps to partially hedge this exposure.

Balance Sheet Classification

The following table shows the amount and classification (as noted above) of the Company’s derivatives at March 31, 2019, December 31, 2018 and March 31, 2018:

	Fair Value of			Fair Value of
	Hedge Assets			Hedge Liabilities
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2019	2018	2018	2019	2018	2018
Derivatives designated as hedging instruments:
Commodity forward contracts (a)	$3	$1	$4	$-	$-	$-
Interest rate swaps - fair value hedges (b)	18	6	4		1	15
Cash flow hedges of foreign exchange risk (c)	18	10	6	4	1	26
Interest rate swaps - cash flow hedges (d)				1
Net investment hedges (e)	6	6	4	4	8	1
Total derivatives accounted for as hedges	$45	$23	$18	$9	$10	$42
Derivatives not designated as hedges:
Foreign exchange derivative contracts (f)	2	2		1	2
Total derivatives	$47	$25	$18	$10	$12	$42

Current	$23	$19	$14	$3	$3	$-
Noncurrent	24	6	4	7	9	42
Total derivatives	$47	$25	$18	$10	$12	$42

______________________________________

(a) The notional amounts of the commodity forward contracts were $20 million, $21 million and $31 million at March 31, 2019, December 31, 2018 and March 31, 2018, respectively. The maximum maturity dates were in 2020 for all three periods.

(b) The notional amounts of the interest rate swaps designated as fair value hedges were €725 million at March 31, 2019, December 31, 2018 and March 31, 2018, respectively. The maximum maturity dates were in 2024 for all three periods.

(c) The notional amounts of the cash flow hedges of foreign exchange risk were $797 million, $587 million and $310 million at March 31, 2019, December 31, 2018 and March 31, 2018, respectively. The maximum maturity dates were in 2023 for all three periods.

(d) The notional amounts of the interest rate swaps designated as cash flow hedges were $180 million and maximum maturity dates were 2020 at March 31, 2019 and December 31, 2018.

(e) The notional amounts of the net investment hedges were €160 million and maximum maturity dates were 2020 at March 31, 2019 and December 31, 2018.

(f) The notional amounts of the foreign exchange derivative contracts were $625 million, $470 million and $350 million and maximum maturity dates were 2019, 2019, and 2018 at March 31, 2019, December 31, 2018 and March 31, 2018, respectively.

	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
	March 31,	March 31,	March 31,	March 31,
Derivatives designated as hedging instruments:	2019	2018	2019	2018
Cash Flow Hedges
Commodity forward contracts (a)	$2	$1	$—	$—
Cash flow hedges of foreign exchange risk (b)	7	(13)	(10)	(8)
Cash flow hedges of interest rate risk (c)
Net Investment Hedges
Net Investment Hedges	5		(2)
	$14	$(12)	$(12)	$(8)

	Amount of Gain (Loss) Recognized in Other income (expense), net
	March 31,	March 31,
Derivatives not designated as hedges:	2019	2018
Foreign exchange derivative contracts	$6	$—

(1) Gains and losses reclassified from accumulated OCI and recognized in income are recorded to (a) cost of goods sold, (b) other expense, net or (c) interest expense, net.

5.  Restructuring Accruals

Selected information related to the restructuring accruals for the three months ended March 31, 2019 and 2018 is as follows:

	Employee	Other	Total
	Costs	Exit Costs	Restructuring
Balance at January 1, 2019	$47	$22	$69
Net cash paid, principally severance and related benefits	(13)	(2)	(15)
Other, including foreign exchange translation		(1)	(1)
Balance at March 31, 2019	$34	$19	$53

	Employee	Other	Total
	Costs	Exit Costs	Restructuring
Balance at January 1, 2018	$52	$33	$85
Net cash paid, principally severance and related benefits	(5)	(1)	(6)
Other, including foreign exchange translation	1	—	1
Balance at March 31, 2018	$48	$32	$80

In the past several years, the Company implemented several discrete restructuring initiatives and recorded restructuring, asset impairment and other charges associated with those actions.  These charges consisted of employee costs, write-down of assets and other exit costs primarily related to plant and furnace closures in the Americas region.  These restructuring charges were discrete actions and are expected to approximate the total cumulative costs for those actions as no significant additional costs are expected to be incurred.  For the three months ended March 31, 2019 and 2018, the Company has paid severance and related benefits that were associated with the past restructuring actions.  The Company expects that the majority of the remaining cash expenditures related to the accrued employee costs will be paid out over the next several years.

6.  Pension Benefit Plans

The components of the net periodic pension cost for the three months ended March 31, 2019 and 2018 are as follows:

	U.S.		Non-U.S.
	2019	2018	2019	2018
Service cost	$3	$4	$3	$4
Interest cost	15	15	8	8
Expected asset return	(22)	(25)	(12)	(13)
Amortization of actuarial loss	10	13	3	4
Net periodic pension cost	$6	$7	$2	$3

7.  Leases

In the first quarter of 2019, the Company adopted ASC 842, Leases, and selected the modified retrospective transition as of the effective date of January 1, 2019 (the effective date method). Under the effective date method, financial results reported in periods prior to 2019 are unchanged.

The Company determines if an arrangement is a lease at inception. A contract is or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

The Company uses an estimated incremental borrowing rate at the lease commencement date to determine the present value of lease payments. The Company’s incremental borrowing rate reflects a fully secured rate based on recent debt issuances, the credit rating of the Company, changes in currency, repayment timing of the lease, as well as publicly available data for instruments with similar characteristics when calculating incremental borrowing rates.

Certain lease agreements include terms with options to extend the lease, however none of these have been recognized in the Company’s right-of-use assets or lease liabilities since those options were not reasonably certain to be exercised.  Leases with a term of 12 months or less are not recorded on the balance sheet and lease expense for these leases is recognized on a straight-line basis over the lease term. The Company’s lease agreements include lease payments that are largely fixed, do not contain material residual value guarantees or variable lease payments and no lease transactions with related parties. For the three months ended March 31, 2019, the Company’s lease costs associated with leases with terms less than 12 months or variable lease costs were immaterial.  Certain leases include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.  The Company’s leases do not contain restrictions or covenants that restrict the Company from incurring other financial obligations.

The Company leases warehouses, office buildings and equipment under both operating and finance lease arrangements.  Information related to leases is as follows:

Three months ended
March 31,
2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets (included in Cost of goods sold and Selling and administrative expense)	$2
Interest on lease liabilities (included in Interest expense, net)	1
Operating lease cost (included in Cost of goods sold and Selling and administrative expense)	20
Total lease cost	$23

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20

Operating cash flows from finance leases	1
Financing cash flows from finance leases	2
Right-of-use assets obtained in exchange for new operating lease liabilities	5

March 31, 2019
Supplemental balance sheet information
Operating leases:
Operating lease right-of-use assets (included in Other assets)	$199

Current operating lease liabilities (included in Other current liabilities)	61
Noncurrent operating lease liabilities (included in Other long-term liabilities)	138
Total operating lease liabilities	$199

Finance leases:
Property, plant and equipment	$74
Accumulated amortization	(27)
Property, plant and equipment, net	47

Current finance lease liabilities (included in Long-term debt due within one year)	6
Noncurrent finance lease liabilities (included in Long-term debt)	37
Total finance lease liabilities	$43

Weighted-average remaining lease term (in years):
Operating leases	5.1
Finance leases	7.2
Weighted-average discount rate:
Operating leases	3.9%
Finance leases	5.2%

Maturity of lease liabilities	Operating leases	Finance leases
2019	$52	$8
2020	55	8
2021	35	8
2022	27	6
2023	18	6
2024 and thereafter	31	17
Total lease payments	218	53
Less: imputed interest	(19)	(10)
Total lease obligations	$199	$43

Minimum payments related to leases not yet commenced as of March 31, 2019	$-	$85

8.  Income Taxes

The Company calculates its interim tax provision using the estimated annual effective tax rate (“EAETR”) methodology in accordance with ASC 740-270. The EAETR is applied to the year-to-date ordinary income, exclusive of discrete items. The tax effect of discrete items are then included to arrive at the total reported interim tax provision. The determination of the EAETR is based upon a number of estimates, including the estimated annual pretax ordinary income or loss in each tax jurisdiction in which the Company operates. The tax effects of discrete items are recognized in the tax provision in the quarter they occur in accordance with GAAP. Depending on various factors such as the item’s significance in relation to total income and the rate of tax applicable in the jurisdiction to which it relates, discrete items in any quarter can materially impact the reported effective tax rate. The Company’s annual effective tax rate may be affected by the mix of earnings in the U.S. and foreign jurisdictions and such factors as changes in tax laws, tax rates or regulations, changes in business, changing interpretation of existing tax laws or regulations, the finalization of tax audits and reviews, as well as other factors. As such, there can be significant volatility in interim tax provisions. The annual effective tax rate differs from the statutory U.S. Federal tax rate of 21% primarily because of varying non-U.S. tax rates.

The Company is currently under examination in various tax jurisdictions in which it operates, including Bolivia, Brazil, Canada, China, Colombia, France, Germany, Indonesia, and Italy. The years under examination range from 2004 through 2017. The Company has received tax assessments in excess of established reserves. The Company is contesting these tax assessments, and will continue to do so, including pursuing all available remedies such as appeals and litigation, if necessary. The Company believes that adequate provisions for all income tax uncertainties have been made. However, if tax assessments are settled against the Company at amounts in excess of established reserves, it could have a material impact on the Company’s results of operations, financial position or cash flows.

9.  Debt

The following table summarizes the long-term debt of the Company:

	March 31,	December 31,	March 31,
	2019	2018	2018
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$553	$—	$—
Term Loans:
Term Loan A	897	897
Previous Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans			462
Term Loans:
Term Loan A			1,149
Other secured debt	504	404
Senior Notes:
6.75%, due 2020 (€500 million)	560	570	613
4.875%, due 2021 (€330 million)	369	376	404
5.00%, due 2022	497	497	496
4.00%, due 2023	307	306	305
5.875%, due 2023	688	688	686
3.125%, due 2024 (€725 million)	824	825	872
6.375%, due 2025	296	295	295
5.375%, due 2025	298	297	297
Finance leases	43	45	53
Other	18	14	19
Total long-term debt	5,854	5,214	5,651
Less amounts due within one year	34	33	11
Long-term debt	$5,820	$5,181	$5,640

The Company presents debt issuance costs in the balance sheet as a deduction of the carrying amount of the related debt liability.

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

The Agreement provides for up to $1.910 billion of borrowings pursuant to term loans and revolving credit facilities.  The term loans mature, and the revolving credit facilities terminate, in June 2023.  At March 31, 2019, the Agreement includes a $300 million revolving credit facility, a $700 million multicurrency revolving credit facility, and a $910 million term loan A facility ($897 million net of debt issuance costs).  At March 31, 2019, the Company had unused credit of $434 million available under the Agreement. The weighted average interest rate on borrowings outstanding under the Agreement at March 31, 2019 was 3.88%.

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

Failure to comply with these covenants and other customary restrictions could result in an event of default under the Agreement.  In such an event, the Company could not request borrowings under the revolving facilities, and all amounts outstanding under the Agreement, together with accrued interest, could then be declared immediately due and payable.  Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Agreement.  If an event of default occurs under the Agreement and the lenders cause all of the outstanding debt obligations under the Agreement to become due and payable, this would result in a default under a number of other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. As of March 31, 2019, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

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

Fair values at March 31, 2019 of the Company’s significant fixed rate debt obligations are as follows:

	Principal	Indicated
	Amount	Market Price	Fair Value
Senior Notes:
6.75%, due 2020 (€500 million)	$562	$109.50	$615
4.875%, due 2021 (€330 million)	371	109.09	405
5.00%, due 2022	500	102.64	513
5.875%, due 2023	700	104.88	734
4.00%, due 2023	310	105.36	327
3.125%, due 2024 (€725 million)	814	98.51	802
6.375%, due 2025	300	105.88	318
5.375%, due 2025	300	101.97	306

10.  Contingencies

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

As of March 31, 2019, the Company had approximately 1,070 asbestos lawsuits pending. These pending lawsuits do not include an estimate of potential Administrative Claims that may be presented under a claims-handling agreement due to the uncertainties around presentation timing, quantities, or qualification rates. The Company considers Administrative Claims to be filed and disposed when they are accepted for payment.

The lack of uniform rules in lawsuit pleading practice, technical pleading requirements in some jurisdictions, local rules, and other factors cause considerable variation in the specific amounts of monetary damages asserted. In the Company’s experience, the monetary relief alleged in a lawsuit bears little relationship to an Asbestos Claim’s merits or its disposition value.  Rather, several variables, including but not limited to, the type and severity of the asbestos disease, medical history, and exposure to other disease-causing agents; the product identification evidence against the Company and other co-defendants; the defenses available to the Company and other co-defendants; the specific jurisdiction in which the claim is made; the applicable law; and the law firm representing the claimant, affect the value.

The Company has also been a defendant in other Asbestos Claims involving maritime workers, medical monitoring, co-defendants’ third-party actions, and property damage allegations.  Based upon its experience, the Company believes that these categories of Asbestos Claims will not involve any material liability. Therefore, they are not included in the description of pending or disposed matters.

Since receiving its first Asbestos Claim, as of March 31, 2019, the Company in the aggregate has disposed of approximately 400,600 Asbestos Claims at an average indemnity payment of approximately $10,000 per claim.  The Company’s asbestos indemnity payments have varied on a per-claim basis and are expected to continue to vary considerably over time.  Asbestos-related cash payments for 2018, 2017, and 2016 were $105 million, $110 million, and $125 million, respectively.  The Company’s cash payments per claim disposed (inclusive of legal costs) were approximately $86,000, $83,000 and $71,000 for the years ended December 31, 2018, 2017, and 2016, respectively.

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

Beginning with the initial liability of $975 million established in 1993, the Company has accrued a total of approximately $5.0 billion through March 31, 2019, before insurance recoveries, for its asbestos-related liability.  The Company’s estimates of its liability have been significantly affected by, among other factors, the volatility of asbestos-related litigation in the United States, the significant number of co-defendants that have filed for bankruptcy, changes in mortality rates, the inherent uncertainty of future disease incidence and claiming patterns against the Company, the significant expansion of the types of defendants that are now sued in this litigation, and the continuing changes in the extent to which these defendants participate in the resolution of cases in which the Company is also a defendant.

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

b)   Asbestos Claims will continue to be resolved primarily under the Company’s administrative claims-handling agreements or on terms comparable to those set forth in those agreements;

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

11.  Share Owners’ Equity

The activity in share owners’ equity for the three months ended March 31, 2019 and 2018 is as follows:

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on January 1, 2019	$2	3,124	(705)	333	(1,968)	114	$900
Reissuance of common stock (0.1 million shares)		2	3				5
Treasury shares purchased (2.1 million shares)			(38)				(38)
Stock compensation (0.5 million shares)		4					4
Net earnings				79		5	84
Other comprehensive income					57	3	60
Other			(5)				(5)
Balance on March 31, 2019	$2	$3,130	$(745)	$412	$(1,911)	$122	$1,010

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on January 1, 2018	$2	3,099	(551)	84	(1,826)	119	$927
Reissuance of common stock (.03 million shares)			1				1
Treasury shares purchased (2.0 million shares)			(45)				(45)
Stock compensation (0.5 million shares)		5					5
Net earnings				98		5	103
Other comprehensive income					122	6	128
Balance on March 31, 2018	$2	$3,104	$(595)	$182	$(1,704)	$130	$1,119

During the three months ended March 31, 2019 and 2018, the Company purchased 2,064,652 and 1,999,759 shares of its common stock for approximately $38 million and $45 million, respectively.  The stock purchases were pursuant to the authorization by its Board of Directors that had approximately $512 million in remaining purchase authority as of March 31, 2019.

The Company has 250,000,000 shares of common stock authorized with a par value of $.01 per share. Shares outstanding are as follows:

	Shares Outstanding (in thousands)
	March 31,	December 31,	March 31,
	2019	2018	2018

Shares of common stock issued (including treasury shares)	188,348	186,576	186,324

Treasury shares	33,117	30,918	24,617

12.  Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three months ended March 31, 2019 and 2018 is as follows:

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2019	$(889)	(18)		(1,061)		$(1,968)
Change before reclassifications	46	(2)		(2)		42
Amounts reclassified from accumulated other comprehensive income		3	(a)	13	(b)	16
Translation effect		2		(5)		(3)
Tax effect		2				2
Other comprehensive income attributable to the Company	46	5		6		57
Balance on March 31, 2019	$(843)	$(13)		$(1,055)		$(1,911)

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2018	$(723)	$(12)		$(1,091)		$(1,826)
Change before reclassifications	120			(4)		116
Amounts reclassified from accumulated other comprehensive income		(4)	(a)	17	(b)	13
Translation effect		(1)		(6)		(7)
Tax effect						—
Other comprehensive income (loss) attributable to the Company	120	(5)		7		122
Balance on March 31, 2018	$(603)	$(17)		$(1,084)		$(1,704)

(a)	Amount is included in Cost of goods sold and Other expense, net on the Condensed Consolidated Results of Operations (see Note 4 for additional information).
(b)	Amount is included in the computation of net periodic pension cost (see Note 6 for additional information) and net postretirement benefit cost.

13.  Other Expense (Income), net

Other expense (income), net for the three months ended March 31, 2019 and 2018 included the following:

	Three months ended March 31,
	2019	2018
Foreign currency exchange loss	$3	2
Intangible amortization expense	10	10
Royalty income	(3)	(3)
Other expense (income), net		(12)
	$10	$(3)

14.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2019	2018
Numerator:
Net earnings attributable to the Company	$79	$98
Denominator (in thousands):
Denominator for basic earnings per share-weighted average shares outstanding	154,361	162,919
Effect of dilutive securities:
Stock options and other	2,274	2,267
Denominator for diluted earnings per share-adjusted weighted average shares outstanding	156,635	165,186
Basic earnings per share:
Earnings from continuing operations	$0.51	$0.60
Loss from discontinued operations		—
Net earnings	$0.51	$0.60
Diluted earnings per share:
Earnings from continuing operations	$0.51	$0.59
Loss from discontinued operations		—
Net earnings	$0.51	$0.59

Options to purchase 1,496,298 and 1,802,122 weighted average shares of common stock, which were outstanding during the three months ended March 31, 2019 and 2018, respectively, were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares.

15.  Supplemental Cash Flow Information

Income taxes paid (received) in cash were as follows:

	Three months ended March 31,
	2019	2018
U.S.	$(7)	$3
Non-U.S.	33	31
Total income taxes paid in cash	$26	$34

Interest paid in cash for the three months ended March 31, 2019 and 2018 was $70 million and $69 million, respectively.

The Company uses various factoring programs to sell certain receivables to financial institutions as part of managing its cash flows. At March 31, 2019, December 31, 2018 and March 31, 2018, the amount of receivables sold by the Company was $303 million, $600 million and $216 million, respectively. Any continuing involvement with the sold receivables is immaterial.

16.  Discontinued Operations

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

As a result of the favorable ruling by an ICSID ad hoc committee rejecting Venezuela’s request to annul the OIEG Award, and thereby concluding those annulment proceedings, the Company recognized a $115 million gain from discontinued operations in the fourth quarter of 2018.  The Loss from discontinued operations, which primarily reflects the ongoing costs for the Venezuelan expropriation, was less than $1 million for each of the three month periods ended March 31, 2019 and 2018.

17.  New Accounting Pronouncement

Leases - On January 1, 2019, the Company adopted ASU No. 2016-02, “Leases”.  Under this guidance, lessees are required to recognize on the balance sheet a lease liability and a right-of-use asset for all leases, with the exception of short-term leases.  The adoption of ASU No. 2016-02 had a significant impact on the Company’s consolidated balance sheet due to the recognition of approximately $214 million of lease liabilities with corresponding right-of-use assets for operating leases as of January 1, 2019.  The adoption of ASU No. 2016-02 had no material impact on the Company’s retained earnings, consolidated results of operations or consolidated cash flows.

The Company elected the package of practical expedients relating to the identification, classification and initial direct costs of leases commencing before the effective date, and the transitional practical expedient for the treatment of existing land easements; however, the Company did not elect the hindsight transitional practical expedient. The Company has also elected the practical expedient to not account for lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) separately from the nonlease components (e.g., common-area maintenance costs).  See Note 7, Leases, for additional information.

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

Income Taxes - In January 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which gives entities the option to reclassify to retained earnings the tax effects resulting from the U.S. Tax Cuts and Jobs Act (the “Act”) related to items in Accumulated other comprehensive income (“AOCI”) that the FASB refers to as having been stranded in AOCI. The new guidance may be applied retrospectively to each period in which the effect of the Act is recognized in the period of adoption. The Company must adopt this guidance for fiscal years beginning after December

15, 2018 and interim periods within those fiscal years. The Company adopted this standard in the first quarter of 2019. The Company has not elected to reclassify income tax effects of the Act from AOCI to retained earnings.

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

Financial information for the three months ended March 31, 2019 and 2018 regarding the Company’s reportable segments is as follows (dollars in millions):

	Three months ended
	March 31,
	2019	2018
Net Sales:
Americas	$881	$908
Europe	596	643
Asia Pacific	151	173
Reportable segment totals	1,628	1,724
Other	10	12
Net Sales	$1,638	$1,736

	Three months ended
	March 31,
	2019	2018
Segment operating profit:
Americas	$113	$147
Europe	79	72
Asia Pacific	8	5
Reportable segment totals	200	224
Items excluded from segment operating profit:
Retained corporate costs and other	(24)	(27)
Interest expense, net	(65)	(62)
Earnings from continuing operations before income taxes	111	135
Provision for income taxes	(27)	(32)
Earnings from continuing operations	84	103
Loss from discontinued operations
Net earnings	84	103
Net (earnings) attributable to noncontrolling interests	(5)	(5)
Net earnings attributable to the Company	$79	$98
Net earnings from continuing operations attributable to the Company	$79	$98

Note:  All amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Quarters ended March 31, 2019 and 2018

First Quarter 2019 Highlights

•

Net sales in the first quarter of 2019 were down nearly 6% from the same quarter in 2018, primarily due to the unfavorable effects of changes in foreign currency exchange rates and lower volumes, partially offset by higher prices.

•

Segment operating profit for reportable segments was down nearly 11% in the first quarter of 2019 compared to the first quarter of 2018.  Higher segment profit in Europe and Asia Pacific was more than offset by lower segment profit in the Americas.

•	The Company repurchased 2.1 million shares of its common stock for approximately $38 million and paid a $0.05 per share dividend of nearly $8 million.
•

On April 1, 2019, the Company entered into a definitive agreement to acquire a four furnace glass plant located near Mexico City, Mexico for approximately $188 million, subject to customary closing conditions, including competition authority approval, and is expected to close in the second half of 2019.  This plant produces glass containers for Grupo Modelo brands, which include Corona, Modelo Especial and Pacifico.

Net sales for the first quarter of 2019 were $98 million lower than the first quarter of the prior year primarily due to the unfavorable effect of changes in foreign currency exchange rates and lower sales volumes, partially offset by higher prices.

Earnings from continuing operations before income taxes were $24 million lower in the first quarter of 2019 than the prior year quarter, primarily due to lower segment operating profit. Segment operating profit for reportable segments for the first quarter of 2019 was $24 million lower than the first quarter of the prior year. The decrease was largely due to the unfavorable effect of changes in foreign currency, lower sales volumes and higher operating costs, partially offset by higher selling prices. Higher segment profit in Europe and Asia Pacific was more than offset by lower segment profit in the Americas.

Net interest expense for the first quarter of 2019 increased $3 million compared to the first quarter of 2018, primarily due to higher debt balances throughout the quarter.

For the first quarter of 2019, the Company recorded net earnings from continuing operations attributable to the Company of $79 million, or $0.51 per share (diluted), compared to $98 million, or $0.59 per share (diluted), in the first quarter of 2018.

Results of Operations — First Quarter of 2019 compared with First Quarter of 2018

Net Sales

The Company’s net sales in the first quarter of 2019 were $1,638 million compared with $1,736 million for the first quarter of 2018, a decrease of $98 million, or nearly 6%. Unfavorable foreign currency exchange rates decreased sales by $97 million in the first quarter of 2019 compared to the prior year quarter as the U.S. dollar strengthened against all of the significant local currencies that impact the Company. Higher selling prices increased net sales by $42 million in the quarter.  Total glass container shipments, in tonnes, were down approximately 2.5% in the first quarter of 2019 compared to the prior year quarter.  Sales volume and mix decreased net sales by $41 million.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Reportable segment net sales - 2018		$1,724
Price	$42
Sales volume and mix	(41)
Effects of changing foreign currency rates	(97)
Total effect on reportable segment net sales		(96)
Reportable segment net sales - 2019		$1,628

Americas:  Net sales in the Americas in the first quarter of 2019 were $881 million compared with $908 million for the first quarter of 2018, a decrease of $27 million, or 3%. Higher selling prices increased net sales by $27 million in the first quarter of 2019. Total glass container shipments in the region were down nearly 2% in the first quarter of 2019 compared to the prior year quarter, driven primarily by lower shipments to alcoholic beverage customers. Year over year shipments in Brazil, Mexico and Peru were strong in the first quarter. In the U.S., sales volumes were primarily impacted by lower shipments to alcoholic beverage customers, largely due to ongoing trends in beer shipments and the transfer of production to the Company’s joint venture with Constellation Brands. Overall, lower shipments in the region decreased net sales by $21 million in the first quarter of 2019. The unfavorable effects of foreign currency exchange rate changes decreased net sales $33 million in the first quarter of 2019 compared to 2018.

Europe:  Net sales in Europe in the first quarter of 2019 were $596 million compared with $643 million for the first quarter of 2018, a decrease of $47 million, or 7%. Unfavorable foreign currency exchange rates impacted the region by approximately $51 million in the first quarter of 2019 as the Euro weakened in relation to the U.S. dollar. Glass container shipments in the first quarter of 2019 were down approximately 2.5% compared to the first quarter of 2018, primarily driven by capacity constraints, resulting in $11 million of lower net sales. Selling prices in Europe increased net sales by $15 million in the first quarter of 2019 compared to the same period in the prior year.

Asia Pacific:  Net sales in Asia Pacific in the first quarter of 2019 were $151 million compared with $173 million for the first quarter of 2018, a decrease of $22 million, or 13%. Glass container shipments in the first quarter of 2019 were down nearly 6%, primarily driven by lower shipments to alcoholic beverage customers in Australia as they rebalanced their supply chains. This resulted in $9 million of lower net sales in the first quarter of 2019 compared to the prior year quarter. The unfavorable effects of foreign currency exchange rate changes in the current year quarter decreased net sales by $13 million in the first quarter of 2019.

Earnings from Continuing Operations before Income Taxes and Segment Operating Profit

Earnings from continuing operations before income taxes were $111 million in the first quarter of 2019 compared to $135 million in the first quarter of 2018, a decrease of $24 million, or 18%. This decrease was largely due to the unfavorable effect of changes in foreign currency, lower sales volumes and higher operating costs, partially offset by higher selling prices.

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

Segment operating profit of reportable segments in the first quarter of 2019 was $200 million compared to $224 million for the first quarter of 2018, a decrease of $24 million, or 11%. This decrease was largely due to the unfavorable effect of changes in foreign currency, lower sales volumes and higher operating costs, partially offset by higher selling prices.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Reportable segment operating profit - 2018		$224
Price	$42
Sales volume and mix	(9)
Operating costs	(45)
Effects of changing foreign currency rates	(12)
Total net effect on reportable segment operating profit		(24)
Reportable segment operating profit - 2019		$200

Americas:  Segment operating profit in the Americas in the first quarter of 2019 was $113 million compared with $147 million in the first quarter of 2018, a decrease of $34 million, or 23%. The decrease in sales volume discussed above decreased segment operating profit in the current year quarter by $3 million. Higher selling prices increased segment operating profit by $27 million in the current year quarter compared to the prior year quarter. Segment operating profit was impacted by $55 million of higher operating costs in the first quarter of 2019 than the same quarter in the prior year, driven by cost inflation and costs incurred to add production capacity at several plants.  Segment operating profit in the region was also impacted by $4 million of lower insurance gains in the first quarter of 2019 than in the prior year. Partially offsetting this, the region’s previous restructuring actions have reduced operating costs by approximately $8 million in the first quarter of 2019, in line with management’s expectations. The effects of foreign currency exchange rates decreased segment operating profit by $7 million in the current year quarter, which included a $2 million impact from the highly-inflationary basis of accounting in the region’s operation in Argentina.

Europe:  Segment operating profit in Europe in the first quarter of 2019 was $79 million compared with $72 million in the first quarter of 2018, an increase of $7 million, or 10%. The decrease in sales volume discussed above decreased segment operating profit in the current year quarter by $3 million. The effects of foreign currency exchange rates decreased segment operating profit by $5 million in the current year quarter. Higher selling prices increased segment operating profit by $15 million in the current quarter compared to the prior year quarter. Overall, operating costs in the first quarter of 2019 were comparable to the same period in the prior year but included two offsetting items.  The impact of cost inflation and other costs increased the region’s operating costs by approximately $11 million in the first quarter of 2019 compared to the same period in the prior year.  This was offset by an energy credit from a local government entity of approximately $11 million that had been recorded in the second quarter of the prior year.  In the future, the region expects to receive this energy credit ratably throughout the year rather than at one-time.

Asia Pacific:  Segment operating profit in Asia Pacific in the first quarter of 2019 was $8 million compared with $5 million in the first quarter of 2018, an increase of $3 million, or 60%. The decrease in sales volume discussed above reduced segment operating profit by $3 million. The region experienced approximately $10 million of lower operating costs, which benefited segment operating income, in the first quarter of 2019 compared to the prior year quarter due to fewer asset improvement projects in the current year quarter.  In addition, the region was impacted by the nonoccurrence of a $4 million gain related to a land sale that was recorded in the first quarter of 2018.

Interest Expense, Net

Net interest expense for the first quarter of 2019 was $65 million compared with $62 million for the first quarter of 2018 and increased due to higher debt balances throughout the quarter.

Provision for Income Taxes

The Company’s effective tax rate from continuing operations for the three months ended March 31, 2019 was 24.3% compared with 23.7% for the three months ended March 31, 2018.  The effective tax rate for the first quarter of 2019 was higher than the first quarter of 2018 due, in part, to the geographic mix of earnings.

The Company expects that the full year effective tax rate for 2019 will range between approximately 23% and 25% (excluding the tax on items that management considers not representative of ongoing operations).

Net Earnings from Continuing Operations Attributable to the Company

For the first quarter of 2019, the Company recorded earnings from continuing operations attributable to the Company of $79 million, or $0.51 per share (diluted), compared to $98 million, or $0.59 per share (diluted), in the first quarter of 2018.

Items excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for the first quarter of 2019 were $24 million compared with $27 million recorded in the first quarter of 2018. These costs were lower in 2019 primarily due to management incentive compensation expense.

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

As a result of the favorable ruling by an ICSID ad hoc committee rejecting Venezuela’s request to annul the OIEG Award, and thereby concluding those annulment proceedings, the Company recognized a $115 million gain from discontinued operations in the fourth quarter of 2018.  The Loss from discontinued operations, which primarily reflects the ongoing costs for the Venezuelan expropriation, was less than $1 million for each of the three month periods ended March 31, 2019 and 2018.

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

The Agreement provides for up to $1.910 billion of borrowings pursuant to term loans and revolving credit facilities.  The term loans mature, and the revolving credit facilities terminate, in June 2023.  At March 31, 2019, the Agreement includes a $300 million revolving credit facility, a $700 million multicurrency revolving credit facility, and a $910 million term loan A facility ($897 million net of debt issuance costs).  At March 31, 2019, the Company had unused credit of $434 million available under the Agreement. The weighted average interest rate on borrowings outstanding under the Agreement at March 31, 2019 was 3.88%.

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

Failure to comply with these covenants and other customary restrictions could result in an event of default under the Agreement.  In such an event, the Company could not request borrowings under the revolving facilities, and all amounts outstanding under the Agreement, together with accrued interest, could then be declared immediately due and payable.  Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Agreement.  If an event of default occurs under the Agreement and the lenders cause all of the outstanding debt obligations under the Agreement to become due and payable, this would result in a default under a number of other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. As of March 31, 2019, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

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

In order to maintain a capital structure containing appropriate amounts of fixed and floating-rate debt, the Company has entered into a series of interest rate swap agreements. These interest rate swap agreements were accounted for as either fair value hedges or cash flow hedges (see Note 4 to the Condensed Consolidated Financial Statements).

The Company assesses its capital raising and refinancing needs on an ongoing basis and may enter into additional credit facilities and seek to issue equity and/or debt securities in the domestic and international capital markets if market conditions are favorable. Also, depending on market conditions, the Company may elect to repurchase portions of its debt securities in the open market.

Cash Flows

Operating activities:  Cash utilized by continuing operating activities was $595 million for the three months ended March 31, 2019, compared to $370 million utilized for the three months ended March 31, 2018. The increase in cash utilized by operating activities in the first three months ended March 31, 2019 was primarily due to lower net earnings, higher cash paid for asbestos-related payments and restructuring payments and higher working capital levels than in the same period in 2018.  Working capital was a use of cash of $697 million in the first three months of 2019 compared to a use of cash of $622 million in the same period in 2018. The primary reasons for the higher use of working capital were higher accounts receivable balances and lower accounts payable balances than at year end 2018. As of March 31, 2019 and 2018, the Company reduced its level of accounts receivable factoring compared to the most recent respective year periods and this led to a use of working capital in both the first quarter of 2019 and 2018.  The reduction in accounts receivable factoring compared to the most recent year end period was approximately $60 million more in the first quarter of 2019 than in 2018 and this contributed to a higher use of working capital in the 2019 period.  Also, the Company has continued to experience higher year over year sales levels in several countries, such as Brazil, Peru and Mexico, and lower sales levels in the U.S.  This change in the Company’s sales mix has impacted its receivables as longer payment terms are more common outside the U.S. Together, the impact of less factoring and a higher mix of sales outside the U.S. have negatively impacted the Company’s operating cash flows in the first three months of 2019.

Cash payments for restructuring activities were $15 million in the first three months of 2019 compared to $6 million in the first quarter of 2018, driven higher in 2019 by several restructuring projects in the Americas region.  Also, asbestos-related payments in the first quarter of 2019 were $71 million, or approximately $64 million higher, compared to the same period in the prior year due the execution of the Company’s de-risking and accelerated claim disposition strategy.  The Company continues to expect that its full year 2019 asbestos-related payments will approximate $160 million.  See Note 10 to the Consolidated Financial Statements for additional information.  In addition, the Company utilized approximately $19 million of cash for other operating items in the first quarter of 2019 compared to $31 million of cash provided by other items in the first quarter of 2018.  This change was due, in part, to the nonoccurrence of a dividend paid to the Company by a joint venture investment in the first quarter of 2018 since the joint venture is utilizing its cash for a major project that is currently underway.

Investing activities:  Cash utilized in investing activities was $135 million for the three months ended March 31, 2019, compared to $160 million utilized for the three months ended March 31, 2018. Capital spending for property, plant and equipment was $121 million during the first three months of 2019 compared to $142 million in the same period in 2018. Capital spending decreased in the first quarter of 2019 due to lower project activity in the Asia Pacific region, as well as due to lower payments of vendor invoices accrued at the end of 2018 than were accrued at the end of 2017.

Contributions and advances to joint ventures were $15 million and $26 million in the first three months of 2019 and 2018, respectively.  On April 1, 2019, the Company entered into a definitive agreement to acquire Nueva Fábrica Nacional de Vidrio, S. de R.L. de C.V., a glass packaging facility located near Mexico City, Mexico, from Grupo Modelo, a wholly owned affiliate of Anheuser-Busch InBev SA/NV.  Currently, this plant has four furnaces to produce and supply glass containers annually for Grupo Modelo brands, which include Corona, Modelo Especial and Pacifico. The acquisition is a cash transaction valued at approximately $188 million, subject to customary closing conditions, including competition authority approval, and is expected to close in the second half of 2019.

Financing activities:  Cash provided by financing activities was $540 million for the three months ended March 31, 2019, compared to $443 million for the three months ended March 31, 2018. The increase in cash provided by financing activities was primarily due to higher net borrowings in the first quarter of 2019.

As of December 31, 2018, the Company’s Board of Directors had authorized a share repurchase program with approximately $550 million in remaining repurchase authority. Through the first three months of 2019 and 2018, the Company repurchased $38 million and $45 million, respectively, in shares of the Company’s stock.  Additional share repurchases in 2019 will be dependent on the generation of net proceeds from divestitures and the timing of cash generation.  In addition, the Company’s Board of Directors declared a dividend of $0.05 per share, or nearly $8 million, which was paid in the first quarter of 2019. On May 1, 2019, the Company’s Board of Directors declared a dividend of $0.05 per share, which will be paid on June 17, 2019, to shareholders of record on the close of business on May 31, 2019.  The Board anticipates declaring a dividend in future quarters on a regular basis; however, future declarations of dividends are subject to Board approval and may be adjusted based on the Company’s results of operations, financial position and cash flow, or as business needs or market conditions change.

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

The Company currently intends to retain earnings for use in its business, for investment in acquisitions and to repurchase shares of its common stock. Historically, the Company has not paid any cash dividends on its common stock; however, the Company continuously reassesses its capital allocation strategy, and evaluates a variety of options, including share repurchases and dividends, as a means to return capital to its share owners.

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

There have been no other material changes in critical accounting estimates at March 31, 2019 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Forward-Looking Statements

       This document contains "forward-looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933. Forward-looking statements reflect the Company's current expectations and projections about future events at the time, and thus involve uncertainty and risk. The words “believe,” “expect,” “anticipate,” “will,” “could,” “would,” “should,” “may,” “plan,” “estimate,” “intend,” “predict,” “potential,” “continue,” and the negatives of these words and other similar expressions generally identify forward-looking statements. It is possible the Company's future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) foreign currency fluctuations relative to the U.S. dollar, (2) changes in capital availability or cost, including interest rate fluctuations and the ability of the Company to refinance debt at favorable terms, (3) the general political, economic and competitive conditions in markets and countries where the Company has operations, including uncertainties related to Brexit, economic and social conditions, disruptions in the supply chain, competitive pricing pressures, inflation or deflation, and changes in tax rates and laws, (4) the Company’s ability to generate sufficient future cash flows to ensure the Company’s goodwill is not impaired, (5) consumer preferences for alternative forms of packaging, (6) cost and availability of raw materials, labor, energy and transportation, (7) the Company’s ability to manage its cost structure, including its success in implementing restructuring plans and achieving cost savings, (8) consolidation among competitors and customers, (9) the Company’s ability to acquire businesses and expand plants, integrate operations of acquired businesses and achieve expected synergies, (10) unanticipated expenditures with respect to data privacy, environmental, safety and health laws, (11) unanticipated operational disruptions, including higher capital spending, (12) the Company’s ability to further develop its sales, marketing and product development capabilities,  (13) the failure of the Company’s joint venture partners to meet their obligations or commit additional capital to the joint venture, (14) the ability of the Company and the third parties on which it relies for information technology system support to prevent and detect security breaches related to cybersecurity and data privacy, (15) the Company’s ability to accurately estimate its total asbestos-related liability or to control the timing and occurrence of events related to outstanding asbestos-related claims, including but not limited to settlements of those claims, (16) changes in U.S. trade policies, (17) the Company’s ability to achieve its strategic plan, and the other risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and any subsequently filed Quarterly Report on Form 10-Q. It is not possible to foresee or identify all such factors. Any forward-looking statements in this document are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. Forward-looking statements are not a guarantee of future performance and actual results or developments may differ materially from expectations. While the Company continually reviews trends and uncertainties affecting the Company's results of operations and financial condition, the Company does not assume any obligation to update or supplement any particular forward-looking statements contained in this document.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

      There have been no material changes in market risk at March 31, 2019 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.

As required by Rule 13a-15(d) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of any change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.  There have been no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to material affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

      For further information on legal proceedings, see Note 10 to the Condensed Consolidated Financial Statements, “Contingencies,” that is included in Part I of this Quarterly Report and incorporated herein by reference.

Item 1A. Risk Factors.

      There have been no material changes in risk factors at March 31, 2019 from those described in the Company’s

Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

      The Company purchased 2,064,652 shares of its common stock during the first quarter of 2019 for approximately $38 million pursuant to authorization by its Board of Directors in January 2018 to purchase up to $400 million of the Company’s common stock along with an authorization by its Board of Directors in November 2018 to purchase an additional $313 million of the Company’s common stock.  The following table provides information about the Company’s purchases of its common stock during the three months ended March 31, 2019:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in millions)
January 1 - January 31, 2019	2,065	$18.28	2,065	512
February 1 - February 28, 2019				512
March 1 - March 31, 2019				512

Item 6.  Exhibits.

Exhibit 10.1	Form of Employee Restricted Stock Unit Agreement for use under the Owens-Illinois, Inc. 2017 Incentive Award Plan.

Exhibit 10.2	Form of Employee Performance Stock Unit Agreement for use under the Owens-Illinois, Inc. 2017 Incentive Award Plan.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101

Financial statements from the Quarterly Report on Form 10-Q of Owens-Illinois, Inc. for the quarter ended March 31, 2019, formatted in XBRL: (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

OWENS-ILLINOIS, INC.

Date	May 2, 2019	By	/s/ John A. Haudrich
John A. Haudrich
Senior Vice President and Chief Financial Officer