Form 10-Q
period 2019-06-30
OWENS ILLINOIS INC /DE/
filed 2019-08-01
CIK 812074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2019

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

The number of shares of common stock, par value $.01, of Owens-Illinois, Inc. outstanding as of June 30, 2019 was 155,456,952.

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

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales	$1,756	$1,772	$3,393	$3,508
Cost of goods sold	(1,420)	(1,426)	(2,760)	(2,843)

Gross profit	336	346	633	665

Selling and administrative expense	(116)	(126)	(231)	(252)
Research, development and engineering expense	(18)	(17)	(34)	(33)
Interest expense, net	(68)	(74)	(132)	(136)
Equity earnings	19	21	38	38
Other expense, net	(55)	(72)	(65)	(69)

Earnings from continuing operations before income taxes	98	78	209	213
Provision for income taxes	(27)	(22)	(54)	(54)

Earnings from continuing operations	71	56	155	159
Loss from discontinued operations	(1)		(1)	(1)

Net earnings	70	56	154	158
Net earnings attributable to noncontrolling interests	(5)	(6)	(10)	(11)
Net earnings attributable to the Company	$65	$50	$144	$147

Amounts attributable to the Company:
Earnings from continuing operations	$66	$50	$145	$148
Loss from discontinued operations	(1)		(1)	(1)
Net earnings	$65	$50	$144	$147

Basic earnings per share:
Earnings from continuing operations	$0.42	$0.31	$0.94	$0.91
Loss from discontinued operations			(0.01)	(0.01)
Net earnings	$0.42	$0.31	$0.93	$0.90

Weighted average shares outstanding (thousands)	155,338	160,858	154,852	161,904

Diluted earnings per share:
Earnings from continuing operations	$0.42	$0.31	$0.93	$0.90
Loss from discontinued operations			(0.01)
Net earnings	$0.42	$0.31	$0.92	$0.90

Weighted average diluted shares outstanding (thousands)	156,471	162,712	156,555	163,964

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Net earnings	$70	$56	$154	$158
Other comprehensive income (loss):
Foreign currency translation adjustments	1	(268)	50	(141)
Pension and other postretirement benefit adjustments, net of tax	16	29	22	36
Change in fair value of derivative instruments, net of tax	(9)	(1)	(4)	(6)
Other comprehensive income (loss)	8	(240)	68	(111)
Total comprehensive income (loss)	78	(184)	222	47
Comprehensive income (loss) attributable to noncontrolling interests	7	9	(1)	(2)
Comprehensive income (loss) attributable to the Company	$85	$(175)	$221	$45

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	June 30,	December 31,	June 30,
	2019	2018	2018
Assets
Current assets:
Cash and cash equivalents	$371	$512	$365
Trade receivables, net of allowance of $34 million, $35 million, and $35 million at June 30, 2019, December 31, 2018 and June 30, 2018	1,275	549	1,026
Inventories	1,015	1,018	985
Prepaid expenses and other current assets	282	278	248
Total current assets	2,943	2,357	2,624

Property, plant and equipment, net	3,216	3,085	3,025
Goodwill	2,527	2,513	2,533
Intangibles, net	422	400	419
Other assets	1,615	1,344	1,217
Total assets	$10,723	$9,699	$9,818

Liabilities and Share owners' equity
Current liabilities:
Accounts payable	$1,074	$1,321	$1,088
Short-term loans and long-term debt due within one year	96	160	291
Current portion of asbestos-related liabilities	135	160	100
Other liabilities	624	566	576
Other liabilities - discontinued operations			115
Total current liabilities	1,929	2,207	2,170

Long-term debt	6,235	5,181	5,377
Asbestos-related liabilities	364	442	456
Other long-term liabilities	1,105	969	916
Share owners' equity	1,090	900	899
Total liabilities and share owners' equity	$10,723	$9,699	$9,818

See accompanying notes.

OWENS-ILLINOIS, INC.

CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net earnings	$154	$158
Loss from discontinued operations	1	1
Non-cash charges
Depreciation and amortization	253	254
Pension expense	16	17
Restructuring, asset impairment and related charges	32	70
Pension settlement charges	2
Cash payments
Pension contributions	(19)	(18)
Asbestos-related payments	(103)	(26)
Cash paid for restructuring activities	(29)	(12)
Change in components of working capital	(939)	(586)
Other, net (a)	(30)	(8)
Cash utilized in operating activities	(662)	(150)
Cash utilized in discontinued operating activities	(1)	(1)
Total cash utilized in operating activities	(663)	(151)
Cash flows from investing activities:
Cash payments for property, plant and equipment	(233)	(273)
Acquisitions, net of cash acquired	(157)
Contributions and advances to joint ventures	(22)	(25)
Net cash proceeds on disposal of assets	1	9
Other, net	1	2
Cash utilized in investing activities	(410)	(287)
Cash flows from financing activities:
Changes in borrowings, net	970	437
Treasury shares repurchased	(38)	(95)
Payment of finance fees	(8)	(12)
Distributions to noncontrolling interests	(7)	(8)
Dividends paid	(16)
Net cash proceeds for hedging activity	28
Other, net	(3)
Cash provided by financing activities	926	322
Effect of exchange rate fluctuations on cash	6	(11)
Decrease in cash	(141)	(127)
Cash at beginning of period	512	492
Cash at end of period	$371	$365
(a)	Other, net includes other non-cash charges plus other changes in non-current assets and liabilities.

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

Financial information for the three and six months ended June 30, 2019 and 2018 regarding the Company’s reportable segments is as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net sales:
Americas	$934	$930	$1,815	$1,838
Europe	650	674	1,246	1,317
Asia Pacific	152	153	303	326
Reportable segment totals	1,736	1,757	3,364	3,481
Other	20	15	29	27
Net sales	$1,756	$1,772	$3,393	$3,508

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Segment operating profit:
Americas	$144	$152	$257	$299
Europe	90	101	169	173
Asia Pacific	2	2	10	7
Reportable segment totals	236	255	436	479
Items excluded from segment operating profit:
Retained corporate costs and other	(28)	(30)	(53)	(57)
Restructuring, asset impairment and other	(42)	(73)	(42)	(73)
Interest expense, net	(68)	(74)	(132)	(136)
Earnings from continuing operations before income taxes	$98	$78	$209	$213

Financial information regarding the Company’s total assets is as follows:

	June 30,	December 31,	June 30,
	2019	2018	2018
Total assets:
Americas	$5,994	$5,497	$5,402
Europe	3,342	3,036	3,232
Asia Pacific	1,045	918	981

Reportable segment totals	10,381	9,451	9,615
Other	342	248	203
Consolidated totals	$10,723	$9,699	$9,818

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

For the three and six month periods ended June 30, 2019 and June 30, 2018, the Company had no material bad debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Condensed Consolidated Balance Sheet. For the three and six month periods ended June 30, 2019 and June 30, 2018, revenue recognized from prior periods (for example, due to changes in transaction price) was not material.

The following tables for the three months ended June 30, 2019 and 2018 disaggregates the Company’s revenue by customer end use:

	Three months ended June 30, 2019
	Americas	Europe	Asia Pacific	Total

Alcoholic beverages (beer, wine, spirits)	$590	$474	$105	$1,169
Food and other	191	109	29	329
Non-alcoholic beverages	153	67	18	238
Reportable segment totals	$934	$650	$152	$1,736
Other				20
Net sales				$1,756

	Three months ended June 30, 2018
	Americas	Europe	Asia Pacific	Total

Alcoholic beverages (beer, wine, spirits)	$585	$493	$113	$1,191
Food and other	197	112	23	332
Non-alcoholic beverages	148	69	17	234
Reportable segment totals	$930	$674	$153	$1,757
Other				15
Net sales				$1,772

The following tables for the six months ended June 30, 2019 and 2018 disaggregates the Company’s revenue by customer end use:

	Six months ended June 30, 2019
	Americas	Europe	Asia Pacific	Total

Alcoholic beverages (beer, wine, spirits)	$1,153	$907	$214	$2,274
Food and other	372	211	54	637
Non-alcoholic beverages	290	128	35	453
Reportable segment totals	$1,815	$1,246	$303	$3,364
Other				29
Net sales				$3,393

	Six months ended June 30, 2018
	Americas	Europe	Asia Pacific	Total

Alcoholic beverages (beer, wine, spirits)	$1,161	$964	$240	$2,365
Food and other	386	224	47	657
Non-alcoholic beverages	291	129	39	459
Reportable segment totals	$1,838	$1,317	$326	$3,481
Other				27
Net sales				$3,508

3. Inventories

Major classes of inventory at June 30, 2019, December 31, 2018 and June 30, 2018 are as follows:

	June 30,	December 31,	June 30,
	2019	2018	2018
Finished goods	$838	$849	$821
Raw materials	131	125	123
Operating supplies	46	44	41
	$1,015	$1,018	$985

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

An unrecognized gain of $2 million at June 30, 2019, an unrecognized gain of $1 million at December 31, 2018 and an unrecognized gain of $7 million at June 30, 2018 related to the commodity forward contracts were included in Accumulated OCI, and will be reclassified into earnings in the period when the commodity forward contracts expire.

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

During the second quarter of 2019, the Company terminated a portion of its cross-currency swaps, which resulted in a $15 million cash inflow recognized in the Cash flows from financing activities section of the Condensed Consolidated Cash Flows.

An unrecognized loss of $18 million at June 30, 2019, an unrecognized loss of $9 million at December 31, 2018 and an unrecognized loss of $8 million at June 30, 2018, related to these cross-currency swaps, were included in Accumulated OCI, and will be reclassified into earnings within the next twelve months.

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

During the second quarter of 2019, the Company terminated a portion of its interest rate swaps, which resulted in a $13 million cash inflow recognized in the Cash flows from financing activities section of the Condensed Consolidated Cash Flows.

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

An unrecognized loss of $1 million at June 30, 2019 and an unrecognized loss of less than $1 million at December 31, 2018, related to these interest rate swaps, was included in Accumulated OCI, and will be reclassified into earnings within the next twelve months.

Net Investment Hedges

The Company is exposed to fluctuations in foreign exchange rates on investments it holds in non-U.S. subsidiaries and uses cross-currency swaps to partially hedge this exposure.

An unrecognized gain of $5 million at June 30, 2019 and an unrecognized gain of $4 million at year ended December 31, 2018, related to these net investment hedges, was included in Accumulated OCI, and will be reclassified into earnings within the next twelve months.

Balance Sheet Classification

The following table shows the amount and classification (as noted above) of the Company’s derivatives at June 30, 2019, December 31, 2018 and June 30, 2018:

	Fair Value of			Fair Value of
	Hedge Assets			Hedge Liabilities
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
	2019	2018	2018	2019	2018	2018
Derivatives designated as hedging instruments:
Commodity forward contracts (a)	$2	$1	$7	$1	$-	$-
Interest rate swaps - fair value hedges (b)	15	6	6		1	8
Cash flow hedges of foreign exchange risk (c)	20	10	5	30	1	12
Interest rate swaps - cash flow hedges (d)	1			2
Net investment hedges (e)	6	6		6	8
Total derivatives accounted for as hedges	$44	$23	$18	$39	$10	$20
Derivatives not designated as hedges:
Foreign exchange derivative contracts (f)	2	2	2	1	2	2
Total derivatives	$46	$25	$20	$40	$12	$22

Current	$13	$19	$13	$3	$3	$3
Noncurrent	33	6	7	37	9	19
Total derivatives	$46	$25	$20	$40	$12	$22

(a) The notional amounts of the commodity forward contracts were $19 million, $21 million and $21 million at June 30, 2019, December 31, 2018 and June 30, 2018, respectively. The maximum maturity dates were in 2020 for all three periods.

(b) The notional amounts of the interest rate swaps designated as fair value hedges were €725 million at June 30, 2019, December 31, 2018 and June 30, 2018, respectively. The maximum maturity dates were in 2024 for all three periods.

(c) The notional amounts of the cash flow hedges of foreign exchange risk were $1.210 billion, $587 million and $310 million at June 30, 2019, December 31, 2018 and June 30, 2018, respectively. The maximum maturity dates were in 2023 for all three periods.

(d) The notional amounts of the interest rate swaps designated as cash flow hedges were $480 million at June 30, 2019 and $180 million at June 30, 2018 and December 31, 2018. Maximum maturity dates were 2021 at June 30, 2019 and 2020 at June 30, 2018 and December 31, 2018, respectively.

(e) The notional amounts of the net investment hedges were €160 million and maximum maturity dates were 2020 at June 30, 2019 and December 31, 2018.

(f) The notional amounts of the foreign exchange derivative contracts were $292 million, $470 million and $380 million and maximum maturity dates were 2019, 2019, and 2018 at June 30, 2019, December 31, 2018 and June 30, 2018, respectively.

	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
	Three months ended June 30,		Three months ended June 30,
Derivatives designated as hedging instruments:	2019	2018	2019	2018
Cash Flow Hedges
Commodity forward contracts (a)	$(1)	$4	$—	$—
Cash flow hedges of foreign exchange risk (b)	(5)	14	(2)	18
Cash flow hedges of interest rate risk (c)	(1)
Net Investment Hedges
Net Investment Hedges	5		(4)
	$(2)	$18	$(6)	$18

	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
	Six months ended June 30,		Six months ended June 30,
Derivatives designated as hedging instruments:	2019	2018	2019	2018
Cash Flow Hedges
Commodity forward contracts (a)	$1	$5	$(1)	$(1)
Cash flow hedges of foreign exchange risk (b)	2	1	(12)	10
Cash flow hedges of interest rate risk (c)	(1)
Net Investment Hedges
Net Investment Hedges	5		(4)
	$7	$6	$(17)	$9

	Amount of Gain (Loss) Recognized in Other income (expense), net		Amount of Gain (Loss) Recognized in Other income (expense), net
	Three months ended June 30,		Six months ended June 30,
Derivatives not designated as hedges:	2019	2018	2019	2018
Foreign exchange derivative contracts	$1	$—	$7	$—

(1) Gains and losses reclassified from accumulated OCI and recognized in income are recorded to (a) cost of goods sold, (b) other expense, net or (c) interest expense, net.

5. Restructuring Accruals

Selected information related to the restructuring accruals for the three months ended June 30, 2019 and 2018 is as follows:

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at April 1, 2019	$34	$	$19	$53
Charges	27		5	32
Net cash paid, principally severance and related benefits	(11)		(3)	(14)
Other, including foreign exchange translation			(1)	(1)
Balance at June 30, 2019	$50	$—	$20	$70

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at April 1, 2018	$63	$	$17	$80
Charges	15	53	2	70
Write-down of assets to net realizable value		(53)		(53)
Net cash paid, principally severance and related benefits	(5)		(1)	(6)
Other, including foreign exchange translation	(2)		(2)	(4)
Balance at June 30, 2018	$71	$—	$16	$87

Selected information related to the restructuring accruals for the six months ended June 30, 2019 and 2018 is as follows:

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at January 1, 2019	$47	$	$22	$69
Charges	27		5	32
Net cash paid, principally severance and related benefits	(24)		(5)	(29)
Other, including foreign exchange translation			(2)	(2)
Balance at June 30, 2019	$50	$—	$20	$70

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at January 1, 2018	$67	$	$18	$85
Charges	15	53	2	70
Write-down of assets to net realizable value		(53)		(53)
Net cash paid, principally severance and related benefits	(10)		(2)	(12)
Other, including foreign exchange translation	(1)		(2)	(3)
Balance at June 30, 2018	$71	$—	$16	$87

When a decision is made to take restructuring actions, the Company manages and accounts for them programmatically apart from the on-going operations of the business. Information related to major programs are presented separately while minor initiatives are presented on a combined basis. As of June 30, 2019 and 2018, no major restructuring programs were in effect.

In the three and six months ended June 30, 2019, the Company implemented several discrete restructuring initiatives and recorded restructuring and other charges of $32 million.  These charges consisted of employee costs such as severance and benefit related costs and other exit costs primarily related to a severance program for certain salaried employees at the Company’s corporate and America’s headquarters.  These charges were recorded to Selling and administrative expense ($2 million) and Other expense, net ($30 million) on the Consolidated Results of Operations. The Company expects that the majority of the remaining cash expenditures related to the accrued employee costs will be paid out by the end of 2019.

In the three and six months ended June 30, 2018, the Company implemented several discrete restructuring initiatives and recorded restructuring, asset impairment and other charges of $70 million. These charges consisted of employee costs, write-down of assets and other exit costs primarily related to a plant closure in the Americas region. These restructuring charges were discrete actions and are expected to approximate the total cumulative costs for those actions as no significant additional costs are expected to be incurred. These restructuring actions primarily relate to capacity curtailments and the Company plans to reallocate the products produced to other facilities. These charges were recorded to Cost of goods sold ($5 million) and Other expense, net ($65 million) on the Condensed Consolidated Results of Operations. The Company expects that the majority of the remaining cash expenditures related to the above charges will be paid out by the end of 2019.

The Company’s decisions to curtail selected production capacity have resulted in write downs of certain long-lived assets to the extent their carrying value exceeded fair value or fair value less cost to sell. The Company classified the assumptions used to determine the fair value of the impaired assets in the period that the measurement was taken as Level 3 (third party appraisal) in the fair value hierarchy as set forth in the general accounting principles for fair value measurements. For the asset impairments recorded through June 30, 2019 and 2018, the remaining carrying value of the impaired assets was approximately $0 and $3 million, respectively.

6. Pension Benefit Plans

The components of the net periodic pension cost for the three months ended June 30, 2019 and 2018 are as follows:

	U.S.		Non-U.S.
	2019	2018	2019	2018
Service cost	$3	$4	$3	$3
Interest cost	15	15	7	8
Expected asset return	(22)	(25)	(11)	(14)
Amortization of actuarial loss	10	13	3	3
Net periodic pension cost	$6	$7	$2	$—

The components of the net periodic pension cost for the six months ended June 30, 2019 and 2018 are as follows:

	U.S.		Non-U.S.
	2019	2018	2019	2018
Service cost	$6	$7	$6	$7
Interest cost	30	30	15	16
Expected asset return	(44)	(49)	(22)	(27)
Amortization of actuarial loss	20	26	5	7
Net periodic pension cost	$12	$14	$4	$3

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

The Company uses an estimated incremental borrowing rate at the lease commencement date to determine the present value of lease payments when the implicit rate is not readily determinable in the lease. The Company’s incremental borrowing rate reflects a fully secured rate based on recent debt issuances, the credit rating of the Company, changes in currency, repayment timing of the lease, as well as publicly available data for instruments with similar characteristics when calculating incremental borrowing rates.

Certain lease agreements include terms with options to extend the lease, however none of these have been recognized in the Company’s right-of-use assets or lease liabilities since those options were not reasonably certain to be exercised. Leases with a term of 12 months or less are not recorded on the balance sheet and lease expense for these leases is recognized on a straight-line basis over the lease term. The Company’s lease agreements include lease payments that are largely fixed, do not contain material residual value guarantees or variable lease payments and no lease transactions with related parties. For the three and six months ended June 30, 2019, the Company’s lease costs associated with leases with terms less than 12 months or variable lease costs were immaterial. Certain leases include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The Company’s leases do not contain restrictions or covenants that restrict the Company from incurring other financial obligations.

The Company leases warehouses, office buildings and equipment under both operating and finance lease arrangements. Information related to leases is as follows:

	Three months ended	Six months ended
	June 30,	June 30,
	2019	2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets (included in Cost of goods sold and Selling and administrative expense)	$2	$3
Interest on lease liabilities (included in Interest expense, net)		1
Operating lease cost (included in Cost of goods sold and Selling and administrative expense)	21	42
Total lease cost	$23	$46

Six months ended
June 30,
2019
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21
Operating cash flows from finance leases	1
Financing cash flows from finance leases	3
Right-of-use assets obtained in exchange for new operating lease liabilities	33

June 30, 2019
Supplemental balance sheet information
Operating leases:
Operating lease right-of-use assets (included in Other assets)	$196

Current operating lease liabilities (included in Other current liabilities)	67
Noncurrent operating lease liabilities (included in Other long-term liabilities)	129
Total operating lease liabilities	$196

Finance leases:
Property, plant and equipment	$74
Accumulated amortization	(30)
Property, plant and equipment, net	44

Current finance lease liabilities (included in Long-term debt due within one year)	6
Noncurrent finance lease liabilities (included in Long-term debt)	35
Total finance lease liabilities	$41

Weighted-average remaining lease term (in years):
Operating leases	4.8
Finance leases	7.0
Weighted-average discount rate:
Operating leases	3.8%
Finance leases	5.2%

Maturity of lease liabilities	Operating leases	Finance leases
2019	$39	$5
2020	61	8
2021	37	8
2022	28	6
2023	18	6
2024 and thereafter	32	17
Total lease payments	215	50
Less: imputed interest	(19)	(9)
Total lease obligations	$196	$41

Minimum payments related to leases not yet commenced as of June 30, 2019	$-	$85

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

9. Debt

The following table summarizes the long-term debt of the Company:

	June 30,	December 31,	June 30,
	2019	2018	2018
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$389	$	$
Term Loans:
Term Loan A	1,496
Previous Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans			397
Term Loans:
Term Loan A		897	908
Other secured debt	454	404	150
Senior Notes:
6.75%, due 2020 (€500 million)	567	570	580
4.875%, due 2021 (€330 million)	374	376	383
5.00%, due 2022	497	497	496
4.00%, due 2023	307	306	306
5.875%, due 2023	689	688	686
3.125%, due 2024 (€725 million)	845	825	833
6.375%, due 2025	296	295	295
5.375%, due 2025	298	297	297
Finance leases	41	45	50
Other	12	14	17
Total long-term debt	6,265	5,214	5,398
Less amounts due within one year	30	33	21
Long-term debt	$6,235	$5,181	$5,377

The Company presents debt issuance costs in the balance sheet as a deduction of the carrying amount of the related debt liability.

On June 25, 2019, certain of the Company’s subsidiaries entered into a new Senior Secured Credit Facility (the “Agreement”), which amended and restated the previous credit agreement (the “Previous Agreement”). The proceeds from the Agreement were used to repay all outstanding amounts under the Previous Agreement. The Company recorded $2 million of additional interest charges for third party fees and the write-off of unamortized fees in the second quarter of 2019.

The Agreement provides for up to $3.0 billion of borrowings pursuant to term loans and revolving credit facilities. The term loans mature, and the revolving credit facilities terminate, in June 2024. At June 30, 2019, the Agreement includes a $300 million revolving credit facility, a $1.2 billion multicurrency revolving credit facility, and a $1.5 billion term loan A facility ($1,496 million net of debt issuance costs). At June 30, 2019, the Company had unused credit of $1.1 billion available under the Agreement. The weighted average interest rate on borrowings outstanding under the Agreement at June 30, 2019 was 3.71%.

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

The Agreement also contains one financial maintenance covenant, a Total Leverage Ratio (the “Leverage Ratio”), that requires the Company not to exceed a ratio of 5.0x calculated by dividing consolidated total debt, less cash and cash equivalents, by Consolidated EBITDA, with such Leverage Ratio decreasing to 4.50x for the quarter ending December 31, 2020 and thereafter, as defined and described in the Agreement. The maximum Leverage Ratio is subject to an increase of 0.5x for (i) any fiscal quarter during which certain qualifying acquisitions (as specified in the Agreement) are consummated and (ii) the following three fiscal quarters, provided that the Leverage Ratio shall not exceed 5.0x. The Leverage Ratio could restrict the ability of the Company to undertake additional financing or acquisitions to the extent that such financing or acquisitions would cause the Leverage Ratio to exceed the specified maximum.

Failure to comply with these covenants and other customary restrictions could result in an event of default under the Agreement. In such an event, the Company could not request borrowings under the revolving facilities, and all amounts outstanding under the Agreement, together with accrued interest, could then be declared immediately due and payable. Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Agreement. If an event of default occurs under the Agreement and the lenders cause all of the outstanding debt obligations under the Agreement to become due and payable, this would result in a default under a number of other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. As of June 30, 2019, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

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

Fair values at June 30, 2019 of the Company’s significant fixed rate debt obligations are as follows:

	Principal	Indicated
	Amount	Market Price	Fair Value
Senior Notes:
6.75%, due 2020 (€500 million)	$568	$108.48	$616
4.875%, due 2021 (€330 million)	375	108.35	406
5.00%, due 2022	500	102.95	515
5.875%, due 2023	700	107.36	752
4.00%, due 2023	310	100.37	311
3.125%, due 2024 (€725 million)	824	108.85	897
6.375%, due 2025	300	107.66	323
5.375%, due 2025	300	103.49	310

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

As of June 30, 2019, the Company had approximately 1,020 asbestos lawsuits pending. These pending lawsuits do not include an estimate of potential Administrative Claims that may be presented under a claims-handling agreement due to the uncertainties around presentation timing, quantities, or qualification rates. The Company considers Administrative Claims to be filed and disposed when they are accepted for payment.

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

Since receiving its first Asbestos Claim, as of June 30, 2019, the Company in the aggregate has disposed of approximately 400,800 Asbestos Claims at an average indemnity payment of approximately $10,000 per claim. The Company’s asbestos indemnity payments have varied on a per-claim basis and are expected to continue to vary considerably over time. Asbestos-related cash payments for 2018, 2017, and 2016 were $105 million, $110 million, and $125 million, respectively. The Company’s cash payments per claim disposed (inclusive of legal costs) were approximately $86,000, $83,000 and $71,000 for the years ended December 31, 2018, 2017, and 2016, respectively.

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

Beginning with the initial liability of $975 million established in 1993, the Company has accrued a total of approximately $5.0 billion through June 30, 2019, before insurance recoveries, for its asbestos-related liability. The Company’s estimates of its liability have been significantly affected by, among other factors, the volatility of asbestos-related litigation in the United States, the significant number of co-defendants that have filed for bankruptcy, changes in mortality rates, the inherent uncertainty of future disease incidence and claiming patterns against the Company, the significant expansion of the types of defendants that are now sued in this litigation, and the continuing changes in the extent to which these defendants participate in the resolution of cases in which the Company is also a defendant.

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

11. Share Owners’ Equity

The activity in share owners’ equity for the three months ended June 30, 2019 and 2018 is as follows:

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on April 1, 2019	$2	3,130	(745)	412	(1,911)	122	$1,010
Reissuance of common stock (0.1 million shares)			3				3
Stock compensation (0.5 million shares)		6					6
Net earnings				65		5	70
Other comprehensive income (loss)					20	(12)	8
Dividends declared				(7)			(7)
Balance on June 30, 2019	$2	$3,136	$(742)	$470	$(1,891)	$115	$1,090

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on April 1, 2018	$2	3,104	(595)	182	(1,704)	130	$1,119
Reissuance of common stock (0.03 million shares)			3				3
Treasury shares purchased (2.7 million shares)			(50)				(50)
Stock compensation (0.5 million shares)		11					11
Net earnings				50		6	56
Other comprehensive loss					(225)	(15)	(240)
Balance on June 30, 2018	$2	$3,115	$(642)	$232	$(1,929)	$121	$899

The activity in share owners’ equity for the six months ended June 30, 2019 and 2018 is as follows:

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on January 1, 2019	$2	3,124	(705)	333	(1,968)	114	$900
Issuance of common stock (0.1 million shares)		2					2
Reissuance of common stock (0.2 million shares)		(1)	6				5
Treasury shares purchased (2.1 million shares)			(38)				(38)
Stock compensation (1.7 million shares)		11					11
Net earnings				144		10	154
Other comprehensive income (loss)					77	(9)	68
Dividends declared				(7)			(7)
Other			(5)				(5)
Balance on June 30, 2019	$2	$3,136	$(742)	$470	$(1,891)	$115	$1,090

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on January 1, 2018	$2	3,099	(551)	85	(1,827)	119	$927
Reissuance of common stock (0.3 million shares)			4				4
Treasury shares purchased (4.7 million shares)			(95)				(95)
Stock compensation (0.3 million shares)		16					16
Net earnings				147		11	158
Other comprehensive loss					(102)	(9)	(111)
Balance on June 30, 2018	$2	$3,115	$(642)	$232	$(1,929)	$121	$899

During the three months ended June 30, 2018, the Company purchased 2,676,363 shares of its common stock for approximately $50 million. During the six months ended June 30, 2019 and 2018, the Company purchased 2,064,652 and 4,676,122 shares of its common stock for approximately $38 million and $95 million, respectively. The stock purchases were pursuant to the authorization by its Board of Directors that had approximately $512 million in remaining purchase authority as of June 30, 2019.

The Company has 250,000,000 shares of common stock authorized with a par value of $.01 per share. Shares outstanding are as follows:

	Shares Outstanding (in thousands)
	June 30,	December 31,	June 30,
	2019	2018	2018

Shares of common stock issued (including treasury shares)	188,435	186,576	186,423

Treasury shares	32,978	30,918	27,176

12. Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three months ended June 30, 2019 and 2018 is as follows:

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on April 1, 2019	$(843)	(13)		(1,055)		$(1,911)
Change before reclassifications	13	(4)				9
Amounts reclassified from accumulated other comprehensive income (loss)		(6)	(a)	12	(b)	6
Translation effect		1		4		5
Tax effect						—
Other comprehensive income (loss) attributable to the Company	13	(9)		16		20
Balance on June 30, 2019	$(830)	$(22)		$(1,039)		$(1,891)

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on April 1, 2018	$(603)	$(17)		$(1,084)		$(1,704)
Change before reclassifications	(253)	18		(3)		(238)
Amounts reclassified from accumulated other comprehensive income (loss)		(18)	(a)	16	(b)	(2)
Translation effect		(1)		16		15
Other comprehensive income (loss) attributable to the Company	(253)	(1)		29		(225)
Balance on June 30, 2018	$(856)	$(18)		$(1,055)		$(1,929)
(a)	Amount is included in Cost of goods sold and Other expense, net on the Condensed Consolidated Results of Operations (see Note 4 for additional information).
(b)	Amount is included in the computation of net periodic pension cost (see Note 6 for additional information) and net postretirement benefit cost.

The activity in accumulated other comprehensive loss for the six months ended June 30, 2019 and 2018 is as follows:

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2019	$(889)	(18)		(1,061)		$(1,968)
Change before reclassifications	59	7		(2)		64
Amounts reclassified from accumulated other comprehensive income (loss)		(17)	(a)	25	(b)	8
Translation effect		3		(1)		2
Tax effect		3				3
Other comprehensive income (loss) attributable to the Company	59	(4)		22		77
Balance on June 30, 2019	$(830)	$(22)		$(1,039)		$(1,891)

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2018	$(724)	(12)		(1,091)		$(1,827)
Change before reclassifications	(132)	4		(7)		(135)
Amounts reclassified from accumulated other comprehensive income (loss)		(9)	(a)	33	(b)	24
Translation effect		(1)		10		9
Other comprehensive income (loss) attributable to the Company	(132)	(6)		36		(102)
Balance on June 30, 2018	$(856)	$(18)		$(1,055)		$(1,929)

(a)	Amount is included in Cost of goods sold and Other expense, net on the Condensed Consolidated Results of Operations (see Note 4 for additional information).
(b)	Amount is included in the computation of net periodic pension cost (see Note 6 for additional information) and net postretirement benefit cost.

13. Other Expense (Income), net

Other expense (income), net for the three and six months ended June 30, 2019 and 2018 included the following:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Restructuring, asset impairment and other charges	$38	$68	$38	$68
Foreign currency exchange (gain) loss			3	(2)
Intangible amortization expense	10	10	20	20
Royalty income	(4)	(3)	(7)	(6)
Other expense (income), net	11	(3)	11	(11)
	$55	$72	$65	$69

14. Earnings Per Share

The following tables sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,
	2019	2018
Numerator:
Net earnings attributable to the Company	$65	$50
Denominator (in thousands):
Denominator for basic earnings per share-weighted average shares outstanding	155,338	160,858
Effect of dilutive securities:
Stock options and other	1,133	1,854
Denominator for diluted earnings per share-adjusted weighted average shares outstanding	156,471	162,712
Basic earnings per share:
Earnings from continuing operations	$0.42	$0.31
Loss from discontinued operations
Net earnings	$0.42	$0.31
Diluted earnings per share:
Earnings from continuing operations	$0.42	$0.31
Loss from discontinued operations
Net earnings	$0.42	$0.31

Options to purchase 1,603,692 and 1,989,521 weighted average shares of common stock, which were outstanding during the three months ended June 30, 2019 and 2018, respectively, were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares.

	Six months ended June 30,
	2019	2018
Numerator:
Net earnings attributable to the Company	$144	$147
Denominator (in thousands):
Denominator for basic earnings per share-weighted average shares outstanding	154,852	161,904
Effect of dilutive securities:
Stock options and other	1,703	2,060
Denominator for diluted earnings per share-adjusted weighted average shares outstanding	156,555	163,964
Basic earnings per share:
Earnings from continuing operations	$0.94	$0.91
Loss from discontinued operations	(0.01)	(0.01)
Net earnings	$0.93	$0.90
Diluted earnings per share:
Earnings from continuing operations	$0.93	$0.90
Loss from discontinued operations	(0.01)
Net earnings	$0.92	$0.90

Options to purchase 1,549,995 and 1,895,822 weighted average shares of common stock, which were outstanding during the six months ended June 30, 2019 and 2018, respectively, were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares.

15. Supplemental Cash Flow Information

Income taxes paid (received) in cash were as follows:

	Six months ended June 30,
	2019	2018
U.S.	$(3)	$7
Non-U.S.	61	68
Total income taxes paid in cash	$58	$75

Interest paid in cash for the six months ended June 30, 2019 and 2018 was $128 million and $128 million, respectively.

The Company uses various factoring programs to sell certain receivables to financial institutions as part of managing its cash flows. At June 30, 2019, December 31, 2018 and June 30, 2018, the amount of receivables sold by the Company was $173 million, $600 million and $221 million, respectively. For the six months ended June 30, 2019 and 2018, the Company reduced the use of its factoring programs compared to the most recent respective year end periods and this resulted in a higher use of working capital, and corresponding decrease to cash from operating activities, of approximately $427 million and $233 million, respectively.

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

A separate arbitration involving other subsidiaries of the Company was initiated in 2012 to obtain compensation primarily for third-party minority shareholders’ lost interests in the two expropriated plants. However, on November 13, 2017, ICSID issued an award that dismissed this arbitration on jurisdiction grounds. In March 2018, the two subsidiaries of the Company submitted to ICSID an application to annul the November 13, 2017 award, and a hearing on the annulment was heard by an ad hoc committee of ICSID in July 2019; no decision has been rendered yet.

The loss from discontinued operations, which primarily reflects the ongoing costs for the Venezuelan expropriation, was approximately $1 million for each of the six month periods ended June 30, 2019 and 2018.

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

18. Business Combinations

On June 28, 2019, the Company completed the acquisition of Nueva Fábrica Nacional de Vidrio, S. de R.L. de C.V. (“Nueva Fanal”) from Grupo Modelo, an affiliate of Anheuser-Busch InBev SA/NV for a total purchase price of approximately $195 million. In the second quarter of 2019, the Company paid approximately $157 million in cash toward this acquisition and the remaining approximately $38 million is expected to be paid by the end of 2019, subject to a working capital adjustment. The Company financed this acquisition with debt. The Nueva Fanal facility is located near Mexico City, Mexico. Currently, this plant has four furnaces to produce and supply approximately 300,000 tons of glass containers annually for Grupo Modelo brands, such as Corona, for local and global export markets. Further, O-I has entered into a long-term agreement to continue to supply glass to Grupo Modelo. This acquisition increases the Company’s presence in the Mexican glass packaging market.

Nueva Fanal’s operating results are included in the Company’s unaudited condensed consolidated financial statements from the acquisition date as part of the Americas segment. The acquisition qualifies as a business combination and will be accounted for using the acquisition method of accounting.

The total purchase price will be allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values.  The purchase agreement contains customary provisions for working capital adjustments, which the Company expects to resolve with the seller by the end of 2019.  The aggregate purchase price was preliminarily allocated to the Company’s balance sheet as of June 30, 2019 and has not yet been finalized because the Company has not yet completed its review of the asset and liability values and related amortization and depreciation periods.  The following table summarizes the preliminary estimates of fair value of the assets and liabilities assumed on June 28, 2019:

Accounts receivable	$42
Inventory	17
Long lived assets (includes PP&E and intangibles)	164
Total assets	223
Accounts payable	25
Accrued liabilities	3
Net assets acquired	$195

This acquisition did not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented.

19. Subsequent Events

In July 2019, a subsidiary of the Company redeemed €250 million aggregate principal amount to holders of its outstanding 6.75% senior notes due 2020 (the “Notes”). Following the redemption, €250 million aggregate principal amount of the Notes remain outstanding.

The Notes were redeemed at a price equal to the sum of the principal amount of the Notes to be redeemed, the applicable premium calculated in accordance with the terms of the Notes and the related indenture, and the accrued and unpaid interest on the Notes up to, but not including, the redemption date. In the third quarter of 2019, the Company recorded note repurchase premiums and the write-off of deferred finance fees of approximately $24 million related to the redeemed Notes.  The Company funded the redemption with cash on hand and revolver borrowings.

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

Financial information for the three and six months ended June 30, 2019 and 2018 regarding the Company’s reportable segments is as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Net Sales:
Americas	$934	$930	$1,815	$1,838
Europe	650	674	1,246	1,317
Asia Pacific	152	153	303	326
Reportable segment totals	1,736	1,757	3,364	3,481
Other	20	15	29	27
Net Sales	$1,756	$1,772	$3,393	$3,508

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Segment operating profit:
Americas	$144	$152	$257	$299
Europe	90	101	169	173
Asia Pacific	2	2	10	7
Reportable segment totals	236	255	436	479
Items excluded from segment operating profit:
Retained corporate costs and other	(28)	(30)	(53)	(57)
Restructuring, asset impairment and other charges	(42)	(73)	(42)	(73)
Interest expense, net	(68)	(74)	(132)	(136)
Earnings from continuing operations before income taxes	98	78	209	213
Provision for income taxes	(27)	(22)	(54)	(54)
Earnings from continuing operations	71	56	155	159
Loss from discontinued operations	(1)		(1)	(1)
Net earnings	70	56	154	158
Net earnings attributable to noncontrolling interests	(5)	(6)	(10)	(11)
Net earnings attributable to the Company	$65	$50	$144	$147
Net earnings from continuing operations attributable to the Company	$66	$50	$145	$148

Note: All amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Quarters ended June 30, 2019 and 2018

Second Quarter 2019 Highlights

●	Net sales in the second quarter of 2019 were down slightly with the same quarter in 2018, primarily due to the unfavorable effects of changes in foreign currency exchange rates, partially offset by higher prices.
●	Segment operating profit for reportable segments was down 7% in the second quarter of 2019 compared to the second quarter of 2018, driven by lower segment profit in the Americas and Europe.
●	On June 28, 2019, the Company completed its acquisition of a four furnace glass plant located near Mexico City, Mexico for a total purchase price of approximately $195 million. O-I has also entered into a long-term glass supply agreement to continue to supply Grupo Modelo brands, such as Corona, for local and global export markets.
●	The Company entered into a new $3.0 billion senior secured credit facility with a final maturity date of June 2024.

Net sales for the second quarter of 2019 were $16 million lower than the second quarter of the prior year primarily due to the unfavorable effect of changes in foreign currency exchange rates, partially offset by higher prices.

Earnings from continuing operations before income taxes were $20 million higher in the second quarter of 2019 than the prior year quarter, primarily due to a decrease in charges related to restructuring activities and the write-off of finance fees. Segment operating profit for reportable segments for the second quarter of 2019 was $19 million lower than the second quarter of the prior year. While the benefit of higher selling prices more than offset cost inflation, operating costs were higher than the prior year. Increased costs reflected additional costs to commission a new joint venture furnace, unexpected weather related downtime and timing of an energy credit.

Net interest expense for the second quarter of 2019 decreased $6 million compared to the second quarter of 2018. Net interest expense included $2 million and $11 million of deferred finance fees written off and third party fees in the second quarters of 2019 and 2018, respectively, that related to debt that was repaid prior to its maturity.

For the second quarter of 2019, the Company recorded net earnings from continuing operations attributable to the Company of $66 million, or $0.42 per share (diluted), compared to $50 million, or $0.31 per share (diluted), in the second quarter of 2018. Earnings in the second quarter of 2019 and the second quarter of 2018 included items that management considered not representative of ongoing operations. These items decreased earnings attributable to the Company by $42 million, or $0.27 per share, in the second quarter of 2019 and decreased net earnings attributable to the Company by $75 million, or $0.46 per share in the second quarter of 2018.

Results of Operations — Second Quarter of 2019 compared with Second Quarter of 2018

Net Sales

The Company’s net sales in the second quarter of 2019 were $1,756 million compared with $1,772 million for the second quarter of 2018, a decrease of $16 million, or 1%. Unfavorable foreign currency exchange rates decreased sales by $59 million in the second quarter of 2019 compared to the prior year quarter as the U.S. dollar strengthened against the Australian dollar, Brazilian real, Colombian peso and the Euro. Higher selling prices increased net sales by $44 million in the quarter. Total glass container shipments, in tonnes, were comparable in the second quarter of 2019 to the prior year quarter, however, an unfavorable sales mix decreased net sales by $6 million.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Reportable segment net sales - 2018		$1,757
Price	$44
Sales volume and mix	(6)
Effects of changing foreign currency rates	(59)
Total effect on reportable segment net sales		(21)
Reportable segment net sales - 2019		$1,736

Americas: Net sales in the Americas in the second quarter of 2019 were $934 million compared with $930 million for the second quarter of 2018, an increase of $4 million, or less than 1%. Higher selling prices increased net sales by $27 million in the second quarter of 2019. Total glass container shipments in the region were up nearly 1% in the second quarter of 2019 compared to the prior year quarter, driven primarily by higher shipments to alcoholic beverage customers. Year over year shipments in Brazil, Colombia and Mexico were strong compared to the second quarter in the prior year. In the U.S., sales volumes were primarily impacted by lower shipments to alcoholic beverage customers, largely due to ongoing trends in beer shipments. Overall, changes in mix in the region decreased net sales by $5 million in the second quarter of 2019. The unfavorable effects of foreign currency exchange rate changes decreased net sales $18 million in the second quarter of 2019 compared to 2018.

Europe: Net sales in Europe in the second quarter of 2019 were $650 million compared with $674 million for the second quarter of 2018, a decrease of $24 million, or 4%. Unfavorable foreign currency exchange rates impacted the region by approximately $33 million in the second quarter of 2019 as the Euro weakened in relation to the U.S. dollar. Glass container shipments in the second quarter of 2019 were down approximately 2% compared to the same quarter in 2018, primarily driven by lower alcoholic beverage shipments due to extreme weather conditions in the later part of the quarter, resulting in $8 million of lower net sales. Selling prices in Europe increased net sales by $17 million in the second quarter of 2019 compared to the same period in the prior year.

Asia Pacific: Net sales in Asia Pacific in the second quarter of 2019 were $152 million compared with $153 million for the second quarter of 2018, a decrease of $1 million, or less than 1%. Glass container shipments in the second quarter of 2019 were up nearly 7% with the prior year period and improved across nearly all end-use categories. Despite modestly lower shipments in Australia due to lower beer demand, higher shipment levels in China and other markets led to overall improved sales volumes in the region in the second quarter. This resulted in $7 million of higher sales in the second quarter of 2019 compared to the prior year quarter. The effects of foreign currency exchange rate changes in the current year quarter decreased net sales by $8 million.

Earnings from Continuing Operations before Income Taxes and Segment Operating Profit

Earnings from continuing operations before income taxes were $98 million in the second quarter of 2019 compared to $78 million in the second quarter of 2018, an increase of $20 million, or 26%. This increase was primarily related to a decrease in charges related to restructuring activities and the write-off of finance fees in the second quarter of 2019 compared to the second quarter of 2018.

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

Segment operating profit of reportable segments in the second quarter of 2019 was $236 million compared to $255 million for the second quarter of 2018, a decrease of $19 million, or 8%. The decrease was largely attributable to higher operating costs and unfavorable foreign currency effects, partially offset by higher selling prices.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Reportable segment operating profit - 2018		$255
Price	$44
Sales volume and mix	(1)
Operating costs	(57)
Effects of changing foreign currency rates	(5)
Total net effect on reportable segment operating profit		(19)
Reportable segment operating profit - 2019		$236

Americas: Segment operating profit in the Americas in the second quarter of 2019 was $144 million compared with $152 million in the second quarter of 2018, a decrease of $8 million, or 5%. Selling prices were $27 million higher in the current year quarter compared to the prior year quarter. Segment operating profit was impacted by $45 million of higher operating costs in the second quarter of 2019 than the same quarter in the prior year, driven by cost inflation, costs incurred to commission a new joint venture furnace and weather-related downtime. Partially offsetting this, the region’s restructuring actions in 2018 and 2019 have reduced operating costs by approximately $9 million in the second quarter of 2019, in line with management’s expectations. The effects of foreign currency exchange rates increased segment operating profit by $1 million in the current year quarter.

Europe: Segment operating profit in Europe in the second quarter of 2019 was $90 million compared with $101 million in the second quarter of 2018, a decrease of $11 million, or 11%. The decrease in sales volume discussed above decreased segment operating profit in the current year quarter by $2 million. The effects of foreign currency exchange rates decreased segment operating profit by $5 million in the current year quarter. Selling prices were $17 million higher in the current quarter compared to the prior year quarter. Segment operating profit in the second quarter of 2019 decreased due to approximately $12 million of higher operating costs compared to the same period in the prior year, driven by cost inflation. Segment operating income was also impacted by $9 million due to the nonoccurrence of an energy credit from a local government entity that was received in the first quarter of this year versus the second quarter of the prior year.

Asia Pacific: Segment operating profit in Asia Pacific in the second quarter of 2019 was $2 million compared with $2 million in the second quarter of 2018. The increase and change in sales mix discussed above increased segment operating profit by $1 million. The effects of foreign currency exchange rates decreased segment operating profit by $1 million in the current year quarter. The region also benefitted from improved operating costs as a result of increased productivity, but this was offset by the acceleration of planned maintenance and a furnace rebuild.

Interest Expense, Net

Net interest expense for the second quarter of 2019 was $68 million compared with $74 million for the second quarter of 2018. Net interest expense included $2 million and $11 million in the second quarter of 2019 and 2018, respectively, for the write off of deferred finance fees and third party fees related to debt that was repaid prior to its maturity. Exclusive of these items, net interest expense increased $3 million in the second quarter of 2019 compared to the same quarter in the prior year due to higher debt balances throughout the quarter.

Provision for Income Taxes

The Company’s effective tax rate from continuing operations for the three months ended June 30, 2019 was 27.6% compared with 28.2% for the three months ended June 30, 2018. The effective tax rate for the second quarter of 2019 was lower than the same period in 2018 due, in part, to the geographic mix of earnings.

Net Earnings from Continuing Operations Attributable to the Company

For the second quarter of 2019, the Company recorded net earnings from continuing operations attributable to the Company of $66 million, or $0.42 per share (diluted), compared to $50 million, or $0.31 per share (diluted), in the second quarter of 2018. Earnings in the second quarter of 2019 and the second quarter of 2018 included items that management considered not representative of ongoing operations. These items decreased earnings attributable to the Company by $42 million, or $0.27 per share, in the second quarter of 2019 and decreased net earnings attributable to the Company by $75 million, or $0.46 per share in the second quarter of 2018 as set forth in the following table (dollars in millions):

	Net Earnings	Net Earnings
	Increase	Increase
	(Decrease)	(Decrease)
Description	2019	2018
Restructuring, asset impairment, pension settlement and other charges	$(42)	$(73)
Write-off of unamortized finance fees and third party fees	(2)	(11)
Net tax benefit for income tax on items above	2	9
Total	$(42)	$(75)

Executive Overview — Six Months ended June 30, 2019 and 2018

2019 Highlights

●	Net sales in the first six months of 2019 were down 3% from the same period in 2018, primarily due to the unfavorable effects of changes in foreign currency exchange rates and lower volumes, partially offset by higher prices.
●	Segment operating profit for reportable segments was down 9% in the first half of 2019 compared to the same period in 2018, primarily due to lower segment operating profit in the Americas.
●	On June 28, 2019, the Company completed its acquisition of a four furnace glass plant located near Mexico City, Mexico for a total purchase price of approximately $195 million. O-I has also entered into a long-term glass supply agreement to continue to supply Grupo Modelo brands, such as Corona, for local and global export markets.
●	The Company entered into a new $3.0 billion senior secured credit facility with a final maturity date of June 2024.
●	The Company repurchased approximately 2.1 million shares of its common stock during the first half of 2019 for approximately $38 million and paid dividends of approximately $16 million.

Net sales for the first six months of 2019 were $115 million lower than the same period in the prior year primarily due to the unfavorable effect of changes in foreign currency exchange rates and lower sales volumes, partially offset by higher prices.

Earnings from continuing operations before income taxes were $4 million lower in the first six months of 2019 than in the same period in the prior year, primarily due to a decrease in segment operating profit partially offset by a decrease in charges related to restructuring activities and the write-off of finance fees in 2019 compared to 2018. Segment operating profit for reportable segments for the first six months of 2019 was $43 million lower than the same period in the prior year, driven by lower segment operating profit in the Americas.

Net interest expense for the first half of 2019 decreased $4 million compared to the same period in 2018. Net interest expense included $2 million and $11 million for the write-off of deferred finance fees and third party fees in the first six months of 2019 and 2018, respectively, that related to debt that was repaid prior to its maturity.

For the first six months of 2019, the Company recorded net earnings from continuing operations attributable to the Company of $145 million, or $0.93 per share (diluted), compared to $148 million, or $0.90 per share (diluted), in the first six months of 2018. Earnings in the first six months of 2019 and the first six months of 2018 included items that management considered not representative of ongoing operations. These items decreased earnings attributable to the Company by $42 million, or $0.27 per share, in the first six months of 2019 and decreased net earnings attributable to the Company by $75 million, or $0.46 per share in the first six months of 2018.

Results of Operations — First six months of 2019 compared with first six months of 2018

Net Sales

The Company’s net sales in the first six months of 2019 were $3,393 million compared with $3,508 million for the first six months of 2018, a decrease of $115 million, or 3%. Unfavorable foreign currency exchange rates decreased sales by $156 million in the first six months of 2019 compared to the prior year period as the U.S. dollar strengthened against the Australian dollar, Brazilian real, Colombian peso and the Euro. Total glass container shipments, in tonnes, were approximately 1% lower in the first half of 2019 compared to the prior year period. Sales volume and mix decreased net sales by $47 million. Higher selling prices increased net sales by $86 million in 2019.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Reportable segment net sales - 2018		$3,481
Price	$86
Sales volume and mix	(47)
Effects of changing foreign currency rates	(156)
Total effect on reportable segment net sales		(117)
Reportable segment net sales - 2019		$3,364

Americas: Net sales in the Americas in the first six months of 2019 were $1,815 million compared with $1,838 million in the same period in 2018, a decrease of $23 million, or 1%. Higher selling prices increased net sales by $54 million in the first six months of 2019. Total glass container shipments in the region were down approximately 1% in the first six months of 2019 compared to the prior year period, driven primarily by lower shipments to alcoholic beverage and food customers. Year over year shipments in Brazil, Colombia and Mexico were strong compared to the first six months in the prior year. In the U.S., sales volumes were primarily impacted by lower shipments to food and alcoholic beverage customers, largely due to ongoing trends in beer shipments and the transfer of production to the Company’s joint venture with Constellation Brands. Overall, lower shipments and changes in mix in the region decreased net sales by $26 million in the first six months of 2019. The unfavorable effects of foreign currency exchange rate changes decreased net sales $51 million in the first six months of 2019 compared to 2018.

Europe: Net sales in Europe in the first six months of 2019 were $1,246 million compared with $1,317 million for the same period in 2018, a decrease of $71 million, or 5%. Unfavorable foreign currency exchange rates impacted the region by approximately $84 million in the first six months of 2019 as the Euro weakened in relation to the U.S. dollar. Glass container shipments in the first six months of 2019 were down approximately 2% compared to the same period in 2018, primarily driven by capacity constraints and extreme weather conditions, resulting in $19 million of lower net sales. Selling prices in Europe increased net sales by $32 million in the first half of 2019 compared to the same period in the prior year.

Asia Pacific: Net sales in Asia Pacific in the first six months of 2019 were $303 million compared with $326 million for the same period in 2018, a decrease of $23 million, or 7%. Glass container shipments in the first six months of 2019 were up slightly compared with the same period in the prior year, but an unfavorable mix resulted in $2 million of lower sales in the first half of 2019 compared to the same period in the prior year. The effects of foreign currency exchange rate changes in the current year period decreased net sales by $21 million.

Earnings from Continuing Operations before Income Taxes and Segment Operating Profit

Earnings from continuing operations before income taxes were $209 million in the first half of 2019 compared to $213 million in the first half of 2018, a decrease of $4 million, or 2%. This decrease was primarily due to a decrease in segment operating profit, partially offset by a decrease in charges related to restructuring activities.

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

Segment operating profit of reportable segments in the first half of 2019 was $436 million compared to $479 million for the first half of 2018, a decrease of $43 million, or 9%. The decrease was largely attributable to the unfavorable effect of changes in foreign currency, lower sales volumes and higher operating costs, partially offset by higher selling prices.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Reportable segment operating profit - 2018		$479
Price	$86
Sales volume and mix	(10)
Operating costs	(102)
Effects of changing foreign currency rates	(17)
Total net effect on reportable segment operating profit		(43)
Reportable segment operating profit - 2019		$436

Americas: Segment operating profit in the Americas in the first six months of 2019 was $257 million compared with $299 million in the same period in 2018, a decrease of $42 million, or 14%. The decrease in sales volume discussed above decreased segment operating profit in the first half of 2019 by $3 million. Selling prices were $54 million higher in the first half of 2019 compared to the same period in the prior year. Segment operating profit was impacted by $97 million of higher operating costs in the first half of 2019 than the same period in the prior year, driven by cost inflation and costs incurred to add production capacity at several plants and weather-related downtime. Segment operating profit in the region was also impacted by $7 million of lower insurance gains in the first six months of 2019 than in the same period in the prior year. Partially offsetting this, the region’s restructuring actions in 2018 and 2019 have reduced operating costs by approximately $17 million in the first six months of 2019, in line with management’s expectations. The effects of foreign currency exchange rates decreased segment operating profit by $6 million in the first six months of 2019, which included a $2 million impact from the highly-inflationary basis of accounting in the region’s operations in Argentina.

Europe: Segment operating profit in Europe in the first half of 2019 was $169 million compared with $173 million in the same period in 2018, a decrease of $4 million, or 2%. The decrease in sales volume discussed above decreased segment operating profit in the first half of 2019 by $5 million. The effects of foreign currency exchange rates decreased segment operating profit by $10 million in the first six months of 2019. Selling prices were $32 million higher in the first six months of 2019 compared to the same period in the prior year. Segment operating profit in the first six months of 2019 decreased due to approximately $21 million of higher operating costs compared to the same period in the prior year, primarily due to cost inflation.

Asia Pacific: Segment operating profit in Asia Pacific in the first half of 2019 was $10 million compared with $7 million in the first half of 2018, an increase of $3 million, or 43%. The change in sales mix discussed above reduced segment operating profit by $2 million. The effects of foreign currency exchange rates decreased segment operating profit by $1 million in the first six months of 2019. The region experienced approximately $12 million of lower operating costs, which benefited segment operating income, in the first half of 2019 compared to the same period in the prior year due to fewer asset improvement projects in 2019. Partially offsetting this, the region was impacted by the nonoccurrence of $6 million of gains related to land sales that were recorded in the first half of 2018.

Interest Expense, Net

Net interest expense for the first six months of 2019 was $132 million compared with $136 million for the first six months of 2018. Net interest expense included $2 million and $11 million in the first half of 2019 and 2018, respectively, for the write-off of deferred finance fees and third party fees that were related to debt that was repaid prior to its maturity. Exclusive of these items, net interest expense increased $5 million in the first six months of 2019 compared to the same period in the prior year due to higher debt levels.

Provision for Income Taxes

The Company’s effective tax rate from continuing operations for the six months ended June 30, 2019 was 25.8% compared with 25.4% for the six months ended June 30, 2018.  The effective tax rate for the first six months of 2019 was higher than the first six months of 2018 due, in part, to the geographic mix of earnings.

The Company expects that the full year effective tax rate for 2019 will range between approximately 24% and 26% (excluding the tax on items that management considers not representative of ongoing operations).

Net Earnings from Continuing Operations Attributable to the Company

For the first six months of 2019, the Company recorded net earnings from continuing operations attributable to the

Company of $145 million, or $0.93 per share (diluted), compared to $148 million, or $0.90 per share (diluted), in the first six months of 2018. Earnings in 2019 and 2018 included items that management considered not representative of ongoing operations as set forth in the following table (dollars in millions):

	Net Earnings
	Increase
	(Decrease)
Description	2019	2018
Restructuring, asset impairment, pension settlement and other charges	$(42)	$(73)
Write-off of unamortized finance fees and third party fees	(2)	(11)
Net tax benefit for income tax on items above	2	9
Total	$(42)	$(75)

Items excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for the second quarter of 2019 were $28 million compared with $30 million recorded in the second quarter of 2018. For the first six months of 2019, retained corporate costs and other were $53 million compared with $57 million for the same period in 2018. These costs were lower in 2019 primarily due to the benefit of recent organization simplification initiatives and lower management incentive compensation expense.

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

A separate arbitration involving other subsidiaries of the Company was initiated in 2012 to obtain compensation primarily for third-party minority shareholders’ lost interests in the two expropriated plants. However, on November 13, 2017, ICSID issued an award that dismissed this arbitration on jurisdiction grounds. In March 2018, the two subsidiaries of the Company submitted to ICSID an application to annul the November 13, 2017 award, and a hearing on the annulment was heard by an ad hoc committee of ICSID in July 2019; no decision has been rendered yet.

The loss from discontinued operations, which primarily reflects the ongoing costs for the Venezuelan expropriation, was approximately $1 million for each of the six month periods ended June 30, 2019 and 2018.

Capital Resources and Liquidity

On June 25, 2019, certain of the Company’s subsidiaries entered into a new Senior Secured Credit Facility (the “Agreement”), which amended and restated the previous credit agreement (the “Previous Agreement”). The proceeds from the Agreement were used to repay all outstanding amounts under the Previous Agreement. The Company recorded $2 million of additional interest charges for third party fees and the write-off of unamortized fees in the second quarter of 2019.

The Agreement provides for up to $3.0 billion of borrowings pursuant to term loans and revolving credit facilities. The term loans mature, and the revolving credit facilities terminate, in June 2024. At June 30, 2019, the Agreement includes a $300 million revolving credit facility, a $1.2 billion multicurrency revolving credit facility, and a $1.5 billion term loan A facility ($1,496 million net of debt issuance costs). At June 30, 2019, the Company had unused credit of $1.1 billion available under the Agreement. The weighted average interest rate on borrowings outstanding under the Agreement at June 30, 2019 was 3.71%.

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

The Agreement also contains one financial maintenance covenant, a Total Leverage Ratio (the “Leverage Ratio”), that requires the Company not to exceed a ratio of 5.0x calculated by dividing consolidated total debt, less cash and cash equivalents, by Consolidated EBITDA, with such Leverage Ratio decreasing to 4.50x for the quarter ending December 31, 2020 and thereafter, as defined and described in the Agreement. The maximum Leverage Ratio is subject to an increase of 0.5x for (i) any fiscal quarter during which certain qualifying acquisitions (as specified in the Agreement) are consummated and (ii) the following three fiscal quarters, provided that the Leverage Ratio shall not exceed 5.0x. The Leverage Ratio could restrict the ability of the Company to undertake additional financing or acquisitions to the extent that such financing or acquisitions would cause the Leverage Ratio to exceed the specified maximum.

Failure to comply with these covenants and other customary restrictions could result in an event of default under the Agreement. In such an event, the Company could not request borrowings under the revolving facilities, and all amounts outstanding under the Agreement, together with accrued interest, could then be declared immediately due and payable. Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Agreement. If an event of default occurs under the Agreement and the lenders cause all of the outstanding debt obligations under the Agreement to become due and payable, this would result in a default under a number of other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. As of June 30, 2019, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

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

Cash Flows

Operating activities: Cash utilized in continuing operating activities was $662 million for the six months ended June 30, 2019, compared to $150 million utilized for the six months ended June 30, 2018. The increase in cash utilized by operating activities in the first six months of 2019 was primarily due to higher cash paid for asbestos-related payments and restructuring payments and higher working capital levels than in the same period in 2018. Working capital was a use of cash of $939 million in the first six months of 2019 compared to a use of cash of $586 million in the same period in 2018. The primary reasons for the higher use of working capital were higher accounts receivable balances and lower accounts payable balances than at year end 2018. As of June 30, 2019 and 2018, the Company reduced its level of accounts receivable factoring compared to the most recent respective year periods and this led to a use of cash from working capital in the first six months of 2019 and 2018. The reduction in accounts receivable factoring compared to the most recent year end period was approximately $195 million more in the first six months of 2019 than in 2018 and this contributed to a higher use of cash from working capital in the 2019 period. Also, the Company has continued to experience higher year over year sales levels in several countries, such as Brazil, Colombia and Mexico, and lower sales levels in the U.S. This change in the Company’s sales mix has impacted its receivables as longer payment terms are more common outside the U.S. Together, the impact of less factoring and a higher mix of sales outside the U.S. have negatively impacted the Company’s operating cash flows in the first six months of 2019.

Cash payments for restructuring activities were $29 million in the first six months of 2019 compared to $12 million in the same period in 2018, driven higher in 2019 by several restructuring projects in the Americas region and at the corporate headquarters. Also, asbestos-related payments in the first six months of 2019 were $103 million, or approximately $77 million higher compared to the same period in the prior year, due to the execution of the Company’s de-risking and accelerated claim disposition strategy. The Company continues to expect that its full year 2019 asbestos-related payments will approximate $160 million. See Note 10 to the Consolidated Financial Statements for additional information. In addition, the Company utilized approximately $30 million of cash for other operating items in the first six months of 2019 compared to $8 million of cash utilized by other items in the same period in 2018. This change was due, in part, to the nonoccurrence in 2019 of a dividend paid to the Company by a joint venture investment in 2018 since the joint venture is utilizing its cash for a major project in the current year.

Investing activities: Cash utilized in investing activities was $410 million for the six months ended June 30, 2019, compared to $287 million utilized for the six months ended June 30, 2018. Capital spending for property, plant and equipment was $233 million during the first six months of 2019 compared to $273 million in the same period in 2018. Capital spending decreased in the first six months of 2019 due to lower project activity in the Asia Pacific region, as well as a lower level of vendor invoices paid in early 2019 that were accrued at the end of 2018 compared to the same period in the prior year.

Cash paid for acquisitions was $157 million and $0 for the first six months ended June 30, 2019 and 2018, respectively. On June 28, 2019, the Company completed its acquisition of Nueva Fábrica Nacional de Vidrio, S. de R.L. de C.V., a four furnace glass plant located near Mexico City, Mexico, from Grupo Modelo, a wholly owned affiliate of Anheuser-Busch InBev SA/NV. Through June 30, 2019, $157 million of the purchase price has been paid for this facility and an additional $38 million is expected to be paid by the end of 2019. Contributions and advances to joint ventures were $22 million and $25 million in the first six months of 2019 and 2018, respectively.

Financing activities: Cash provided by financing activities was $926 million for the six months ended June 30, 2019, compared to $322 million for the same period in 2018. The increase in cash provided by financing activities was primarily due to higher net borrowings in the first half of 2019.

As of December 31, 2018, the Company’s Board of Directors had authorized a share repurchase program with approximately $550 million in remaining repurchase authority. Through the first six months of 2019 and 2018, the

Company repurchased $38 million and $95 million, respectively, in shares of the Company’s stock. Additional share repurchases in 2019 will be dependent on the generation of net proceeds from divestitures and the timing of cash generation. In addition, the Company paid dividends of $16 million in the first six months of 2019. On July 31, 2019, the Company’s Board of Directors declared a dividend of $0.05 per share, which will be paid on September 16, 2019, to shareholders of record on the close of business on August 30, 2019. The Board anticipates declaring a dividend in future quarters on a regular basis; however, future declarations of dividends are subject to Board approval and may be adjusted based on the Company’s results of operations, financial position and cash flow, or as business needs or market conditions change. Also, the Company received approximately $28 million in proceeds related to hedging activity in the first six months of 2019.

In July 2019, a subsidiary of the Company redeemed €250 million aggregate principal amount to holders of its outstanding 6.75% senior notes due 2020 (the “Notes”). Following the redemption, €250 million aggregate principal amount of the Notes remain outstanding. The Notes were redeemed at a price equal to the sum of the principal amount of the Notes to be redeemed, the applicable premium calculated in accordance with the terms of the Notes and the related indenture, and the accrued and unpaid interest on the Notes up to, but not including, the redemption date. In the third quarter of 2019, the Company recorded note repurchase premiums and the write-off of deferred finance fees of approximately $24 million related to the redeemed Notes.  The Company funded the redemption with cash on hand and revolver borrowings.

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

Goodwill – The Company evaluates goodwill annually (or more frequent if impairment indicators arise) for impairment. During the fourth quarter of 2018, the Company completed its annual impairment testing and determined that no impairment of goodwill existed. However, this testing did indicate that the business enterprise value for the Company’s North America reporting unit exceeded its carrying value by approximately 12% and was determined to be the reporting unit with the greatest risk of a future impairment if actual results fell modestly short of expectations.

Based on operating results for the first six months ended June 30, 2019 and current forecasts, the Company believes that it is more likely than not that the business enterprise value for each of its reporting units is still greater than the book value and the cushion continues to be monitored. Accordingly, no goodwill impairment indicators were present at June

30, 2019, that would necessitate an interim impairment assessment. The Company is continuing to review its business plans and taking actions to improve performance for all its segments. The Company will conduct its annual goodwill impairment testing as of October 1, 2019, and this assessment will include the most current business plan information. The Company will continue to monitor its business plans throughout 2019 to determine if an interim goodwill evaluation should be conducted. The finalization of the annual budgeting and planning cycle in the fourth quarter of 2019 could result in a goodwill impairment. As of June 30, 2019, the North America reporting unit had goodwill of approximately $1.04 billion.

There have been no other material changes in critical accounting estimates at June 30, 2019 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk at June 30, 2019 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.

As required by Rule 13a-15(d) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of any change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. There have been no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to material affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

For further information on legal proceedings, see Note 10 to the Condensed Consolidated Financial Statements, “Contingencies,” that is included in Part I of this Quarterly Report and incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes in risk factors at June 30, 2019 from those described in the Company’s

Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company purchased 2,064,652 shares of its common stock during the first six months of 2019 for approximately $38 million pursuant to authorization by its Board of Directors in January 2018 to purchase up to $400 million of the Company’s common stock along with an authorization by its Board of Directors in November 2018 to purchase an additional $313 million of the Company’s common stock. The following table provides information about the Company’s purchases of its common stock during the three months ended June 30, 2019:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in millions)
April 1 - April 30, 2019				512
May 1 - May 31, 2019				512
June 1 - June 30, 2019				512

Item 6. Exhibits.

Exhibit 4.1

Third Amended and Restated Credit Agreement and Syndicated Facility Agreement, dated June 25, 2019, by and among the Borrowers named therein, Owens-Illinois General Inc., as Borrowers’ Agent, Deutsche Bank AG New York Branch, as Administrative Agent, and the other Agents, Arrangers and Lenders named therein (filed as Exhibit 4.1 to Owens-Illinois, Inc.’s Form 8-K filed June 26, 2019, File No. 1-9576, and incorporated herein by reference).

Exhibit 4.2

First Amendment to the Fourth Amended and Restated Intercreditor Agreement, dated as of June 25, 2019, by and among Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent for the lenders party to the Credit Agreement (as defined therein) and any other parties thereto (filed as Exhibit 4.2 to Owens-Illinois, Inc.’s Form 8-K filed June 26, 2019, File No. 1-9576, and incorporated herein by reference).

Exhibit 4.3

Domestic Guarantor Consent and Reaffirmation, dated as of June 25, 2019, by and among Owens-Illinois Group, Inc., the Subsidiary Grantors (as defined therein) and Deutsche Bank AG New York Branch, as the Collateral Agent. (filed as Exhibit 4.3 to Owens-Illinois, Inc.’s Form 8-K filed June 26, 2019, File No. 1-9576, and incorporated herein by reference).

Exhibit 10.1	Form of Employee Restricted Stock Unit Agreement for use under the Owens-Illinois, Inc. Amended and Restated 2017 Incentive Award Plan.

Exhibit 10.2	Form of Employee Performance Stock Unit Agreement for use under the Owens-Illinois, Inc. Amended and Restated 2017 Incentive Award Plan.

Exhibit 10.3	Form of Director Restricted Stock Unit Agreement for use under the Owens-Illinois, Inc. Amended and Restated 2017 Incentive Award Plan.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101

Financial statements from the Quarterly Report on Form 10-Q of Owens-Illinois, Inc. for the quarter ended June 30, 2019, were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

OWENS-ILLINOIS, INC.

Date	August 1, 2019	By	/s/ John A. Haudrich
John A. Haudrich
Senior Vice President and Chief Financial Officer