Form 10-K
period 2019-12-31
O-I Glass, Inc. /DE/
filed 2020-02-21
CIK 812074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-9576

O-I GLASS, INC.

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

The aggregate market value (based on the consolidated tape closing price on June 30, 2019) of the voting and non-voting common equity held by non-affiliates of the Company was approximately $1,999,920,000. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors and executive officers of the Company. Such interpretation is not intended to be, and should not be construed to be, an admission by the Company or such directors or executive officers of the Company that such directors and executive officers of the Company are “affiliates,” as that term is defined under the Securities Act of 1934.

The number of shares of common stock, $.01 par value of O-I Glass, Inc. outstanding as of January 31, 2020 was 155,907,885.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the O-I Glass, Inc. Proxy Statement for The Annual Meeting of Share Owners To Be Held Thursday, May 12, 2020 (“Proxy Statement”) are incorporated by reference into Part III hereof.

PART I

ITEM 1. BUSINESS

General Development of Business

O-I Glass, Inc., a Delaware corporation (the “Company”), through its subsidiaries, is the successor to a business established in 1903. The Company is the largest manufacturer of glass containers in the world with 78 glass manufacturing plants in 23 countries. It competes in the glass container segment of the rigid packaging market and is the leading glass container manufacturer in most of the countries where it has manufacturing facilities.

The term “Company,” as used herein and unless otherwise stated or indicated by context, refers to Owens-Illinois, Inc. and its affiliates (“O-I”) prior to the Corporate Modernization (as defined below) and to O-I Glass, Inc. and its affiliates (“O-I Glass”) after the Corporate Modernization.

Corporate Modernization and Paddock’s Chapter 11 Filing

On December 26 and 27, 2019, the Company implemented the Corporate Modernization pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of December 26, 2019, among O-I, O-I Glass and Paddock Enterprises, LLC (“Paddock”).

The Corporate Modernization was conducted pursuant to Section 251(g) of the General Corporation Law of the State of Delaware (the “DGCL”), which permits the creation of a holding company through a merger with a direct or indirect wholly owned subsidiary of the constituent corporation without stockholder approval. The Corporate Modernization involved a series of transactions (together with certain related transactions, the “Corporate Modernization”) pursuant to which (1) O-I formed a new holding company, O-I Glass, as a direct wholly owned subsidiary of O-I and a sister company to Owens-Illinois Group, Inc. (“O-I Group”), (2) O-I Glass formed a new Delaware limited liability company, Paddock, as a direct wholly owned subsidiary of O-I Glass, (3) O-I merged with and into Paddock, with Paddock continuing as the surviving entity and as a direct wholly owned subsidiary of O-I Glass (the “Merger”) and (4) Paddock distributed 100% of the capital stock of O-I Group to O-I Glass, as a result of which O-I Group is a direct wholly owned subsidiary of O-I Glass and sister company to Paddock.

Upon the effectiveness of the Merger, each share of O-I stock held immediately prior to the Merger automatically converted into a right to receive an equivalent corresponding share of O-I Glass stock, having the same designations, rights, powers and preferences and the qualifications, limitations, and restrictions as the corresponding share of O-I stock being converted. Immediately after the Corporate Modernization, O-I Glass had, on a consolidated basis, the same assets, businesses and operations as O-I had immediately prior to the Corporate Modernization. After the Corporate Modernization, O-I’s share owners became share owners of O-I Glass. The Merger is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended, and as a result, the stockholders of O-I do not recognize gain or loss for U.S. federal income tax purposes upon the conversion of their O-I shares.

On January 6, 2020, Paddock voluntarily filed for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware to equitably and finally resolve all of its current and future asbestos-related claims. O-I Glass and O-I Group were not included in the Chapter 11 filing. Paddock’s ultimate goal in its Chapter 11 case is to confirm a plan of reorganization under Section 524(g) of the Bankruptcy Code and utilize this specialized provision to establish a trust that will address all current and future asbestos-related claims. Paddock now operates in the ordinary course under court protection from asbestos claims by operation of the automatic stay in Paddock’s Chapter 11 filing, which stays ongoing litigation and submission of claims to Paddock, defers payment of outstanding obligations on account of settled or otherwise determined lawsuits and claims, and will provide a centralized forum to resolve presently pending and anticipated future lawsuits and claims associated with asbestos.

For a discussion of the effects of the Corporate Modernization and Paddock’s Chapter 11 proceedings on the Company’s financial statements, see Item 1A, “Risk Factors – “Corporate Modernization,” and “Subsidiary Bankruptcy” and “Asbestos-Related Liability,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 14 and 22 to the Company’s Consolidated Financial Statements.

Company Strategy

The Company’s vision is to shape a healthier and more exciting world with innovative and competitive packaging solutions for food and beverage brands. Its goal is to win the fight for glass and achieve success for its customers, employees and share owners. The Company will realize its vision and goal by achieving its three strategic ambitions including:

●	To be the preferred supplier for glass packaging in the global food and beverage industry by significantly improving the customer experience; aligning its activity with customers’ value to grow revenue together; improving quality and flexibility; improving innovation and speed of commercialization; improving its environmental profile; as well as increasing sales, marketing, end-to-end supply chain capabilities and talent;
●	To be the most cost effective producer in the global glass packaging segment by ensuring asset stability and total systems cost management; elevating factory profitability and efficiency, leveraging automation, and improving quality; cultivating game changing concepts that create new competitive advantages; and focusing on continuous improvement; and
●	To create a new business model to make glass increasingly more relevant and accessible by leveraging innovation; developing breakthrough technology; and enabling the value chain.

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

Customers

In most of the countries where the Company competes, it has the leading position in the glass container segment of the rigid packaging market based on sales revenue. The Company’s largest customers consist mainly of the leading global food and beverage manufacturers, including (in alphabetical order) Anheuser-Busch InBev, Brown-Forman, Coca-Cola, Constellation, Diageo, Heineken, MillerCoors, Nestle, PepsiCo. and Pernod Ricard. No customer represents more than 10% of the Company’s consolidated net sales.

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

Americas. The Company has 36 glass container manufacturing plants in the Americas region located in Argentina, Bolivia, Brazil, Canada, Colombia, Ecuador, Mexico, Peru, the U.S. and interests in three joint ventures that manufacture glass containers. Also, the Company has a distribution facility in the U.S. used to import glass containers from its business in Mexico. The Company has the leading share of the glass container segment of the U.S. rigid packaging market, based on sales revenue by domestic producers. In South America and Mexico, the Company maintains a diversified portfolio serving several markets, including alcoholic beverages (beer, wine and spirits), non-alcoholic beverages and food, as well as a large infrastructure for returnable/refillable glass containers.

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

In addition to competing with other large and well-established manufacturers in the glass container segment, the Company competes in all regions with manufacturers of other forms of rigid packaging, principally aluminum cans and plastic containers. Competition is based on quality, price, service, innovation and the marketing attributes of the container. The principal competitors producing metal containers include Ardagh Group, Ball Corporation, Crown Holdings, Inc., and Silgan Holdings Inc. The principal competitors producing plastic containers include Amcor, Consolidated Container Holdings, LLC, Reynolds Group Holdings Limited, Plastipak Packaging, Inc. and Silgan Holdings Inc. The Company also competes with manufacturers of non-rigid packaging alternatives, including flexible pouches, aseptic cartons and bag-in-box containers.

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

Research, Development and Engineering

Research, development and engineering constitute important parts of the Company’s technical activities. The Company primarily focuses on advancements in the areas of product innovation, manufacturing process control, melting technology, automatic inspection, light-weighting and further automation of manufacturing activities. The Company has increased its focus on advancing melting technology with investments in modular glass melting furnaces. The Company’s investments in this new technology seek to reduce the amount of capital required to install, rebuild and operate its furnaces. This new melting technology is also focused on the ability of these assets to be more easily turned on and off or adjusted based on seasonality and customer demands. The Company’s research and development activities are conducted principally at its corporate facilities in Perrysburg, Ohio.

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

The Company has agreements to license its proprietary glass container technology and to provide technical assistance to a limited number of companies around the world. These agreements cover areas related to manufacturing and engineering assistance. The worldwide licensee network provides a stream of revenue to help support the Company’s development activities. In 2019, 2018, and 2017, the Company earned $12 million, $13 million and $11 million, respectively, in royalties and net technical assistance revenue.

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

In the U.S., Canada, Europe and elsewhere, government authorities have adopted or are considering legal requirements that would mandate certain recycling rates, the use of recycled materials, or limitations on or preferences for certain types of packaging. The Company believes that governments worldwide will continue to develop and enact legal requirements guiding customer and end-consumer packaging choices.

Sales of beverage containers are affected by governmental regulation of packaging, including deposit laws and extended producer responsibility regulations. As of December 31, 2019, there were a number of U.S. states, Canadian provinces and territories, European countries and Australian states with some form of incentive for consumer returns of glass bottles in their law. The structure and enforcement of such laws and regulations can impact the sales of beverage containers in a given jurisdiction. Such laws and regulations also impact the availability of post-consumer recycled glass for the Company to use in container production.

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

In the Americas, the U.S. and Canada have engaged in significant legislative and regulatory activities relating to greenhouse gas (“GHG”) emissions for years at the federal, state and provincial levels of government. In the U.S., the Environmental Protection Agency (the “EPA”) regulates emissions of GHG air pollutants under the Clean Air Act, which grants the EPA authority to establish limits for certain air pollutants and to require compliance, levy penalties and bring civil judicial action against violators. The EPA’s GHG regulations continue to evolve, as the structure and scope of the regulations are often the subject of litigation and federal legislative activity. New GHG regulations could have a significant long-term impact on the Company’s operations that are affected by such regulations. The state of California in the U.S. the Canadian federal government and the province of Quebec have adopted cap-and-trade legislation aimed at reducing GHG emissions. In Brazil, the government passed a law in 2009 requiring companies to reduce the level of GHG emissions by the year 2020. In other South American countries, national and local governments are also considering potential regulations to reduce GHG emissions.

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

Employees

The Company’s worldwide operations employed approximately 27,500 persons as of December 31, 2019. Approximately 76% of employees in the U.S. and Canada are hourly workers covered by collective bargaining agreements. The principal collective bargaining agreement, which at December 31, 2019, covered approximately 76% of the Company’s union-affiliated employees in the U.S. and Canada, will expire on March 31, 2022. Approximately 69% of employees in South America and Mexico are covered by collective bargaining agreements. The majority of the hourly workers in Australia and New Zealand are also covered by collective bargaining agreements. The collective bargaining agreements in South America, Mexico, Australia and New Zealand have varying terms and expiration dates. In Europe, a large number of the Company’s employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S. Such employment rights require the Company to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. The Company considers its employee relations to be good and does not anticipate any material work stoppages in the near term.

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

Executive Officers of the Registrant

In the following table, the Company sets forth certain information regarding those persons currently serving as executive officers of O-I Glass, Inc. as of February 21, 2020.

Name and Age	Position
Andres A. Lopez (57)

Chief Executive Officer since January 2016; President, Glass Containers and Chief Operating Officer 2015; Vice President and President of O-I Americas 2014-2015; Vice President and President of O-I South America 2009-2014; Vice President of Global Manufacturing and Engineering 2006 - 2009.

Miguel I. Alvarez (55)

President, O-I Americas since November 2017; President, O-I Latin America 2014 - 2017; President, O-I Brazil 2010 – 2014. Previously held leadership positions in Chile, Argentina and Ecuador for Belcorp, a leading global beauty products company 2005 – 2010.

Arnaud Aujouannet (50)

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

Tim M. Connors (45)

President, O-I Asia Pacific since June 2015; General Manager of O-I Australia 2013 – 2015; Vice President of Finance, Asia Pacific 2011 – 2013; Vice President of Strategic Planning and Business Development, North America 2010 – 2011.

Giancarlo Currarino (43)	Senior Vice President and Chief Technology and Supply Chain Officer since December 2016; Vice President and Chief Technology Officer 2012 - 2016; Vice President of Global Engineering 2011 – 2012.
John A. Haudrich (52)

Senior Vice President and Chief Financial Officer since April 2019; Senior Vice President and Chief Strategy and Integration Officer 2015 - 2019; Vice President and Acting Chief Financial Officer 2015; Vice President Finance and Corporate Controller 2011 – 2015; Vice President of Investor Relations 2009 – 2011.

Vitaliano Torno (61)	President, O-I Europe since January 2016; Managing Director, O-I Europe 2015; Vice President, European countries 2013 – 2015; Vice President, Marketing and sales, Europe 2010 - 2013.
MaryBeth Wilkinson (47)

Senior Vice President and General Counsel since January 2017; Corporate Secretary since 2016; Associate General Counsel 2013 – 2016; Assistant General Counsel 2010 – 2012. Previously Partner with a global law firm 2007 – 2010.

ITEM 1A. RISK FACTORS

Corporate Modernization—The Company may not obtain the anticipated benefits of the Corporate Modernization.

The Company implemented the Corporate Modernization on December 26 and 27, 2019. On December 27, 2019, the Company announced the adoption of a new holding company structure whereby O-I Glass became the new parent entity with O-I Group and Paddock as direct, wholly owned subsidiaries. The Company’s legacy asbestos-related liabilities and certain other liabilities remained within Paddock, structurally separating them from the Company’s glass-making operations, which remain under O-I Group. The Company believes that the Corporate Modernization improves the Company’s operating efficiency and cost structure, while ensuring the Company remains well-positioned to address its legacy liabilities. The anticipated benefits of the Corporate Modernization may not be obtained if circumstances prevent the Company from taking advantage of the strategic and business opportunities that the Company expects from the Corporate Modernization transactions. As a result, the Company may incur the costs of a corporate reorganization without realizing the anticipated benefits, which could adversely affect the Company’s reputation, financial condition, and operating results. The Company’s management has dedicated, and will continue to dedicate, significant effort to implementing the Corporate Modernization. These efforts may divert management’s focus and resources from the Company’s business, corporate initiatives, or strategic opportunities, which could have an adverse effect on the Company’s businesses, results of operations, financial condition, or prospects.

As a result of the Corporate Modernization, the name of the Company’s parent holding company changed from Owens-Illinois, Inc. to O-I Glass, Inc. The reorganization efforts related to the Corporate Modernization could confuse and distract the Company’s customers, suppliers and employees. In addition, these reorganization efforts could adversely affect or delay the Company’s development and introduction of new products and technologies, result in the loss of management, technical, or other key personnel, disrupt the Company’s supplier or customer relationships, jeopardize our supplier or sales channels and the Company’s branding and marketing efforts, and increase our administrative expense, all of which could affect the Company’s profitability.

For a discussion of the effects of the Corporate Modernization on the Company’s financial statements, see Item 1, “Corporate Modernization and Paddock’s Chapter 11 Filing” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Subsidiary Bankruptcy—The Company’s subsidiary, Paddock, has filed a petition to resolve asbestos litigation and asbestos-related claims under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”). Risks and uncertainties related to this filing could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

On January 6, 2020 (the “Petition Date”), Paddock voluntarily filed for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware to equitably and finally resolve all of its current and future asbestos-related liabilities. O-I Glass and O-I Group were not included in the Chapter 11 filing. Paddock’s ultimate goal in its Chapter 11 case is to confirm a plan of reorganization under Section 524(g) of the Bankruptcy Code and utilize this specialized provision to establish a trust that will address all current and future asbestos-related claims. Paddock has been deconsolidated from the Company’s financial statements since the Petition Date.

The amount that will be necessary to fully and finally resolve all of Paddock’s current and future asbestos-related claims is uncertain. Several risks and uncertainties related to Paddock’s Chapter 11 case could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows, including the value of Paddock, as deconsolidated, reflected in the Company’s financial statements, the ultimate amounts necessary to fund any trust established pursuant to Section 524(g) of the Bankruptcy Code, the potential for the Company’s asbestos-related exposure to extend beyond Paddock arising from corporate veil piercing efforts or other claims by asbestos plaintiffs, the costs of the Chapter 11 proceedings and the length of time necessary to resolve the case, either through settlement or as a result of litigation arising in connection with the Chapter 11 proceeding, and the possibility that Paddock will be unsuccessful in attaining relief under Chapter 11.

As part of the Corporate Modernization transactions, O-I Glass entered into a support agreement with Paddock that requires O-I Glass to provide funding to Paddock for all permitted uses, subject to the terms of the support agreement and that is designed to ensure that Paddock remains solvent. The key objective of the support agreement is to ensure that Paddock has the same ability to fund the costs related to Asbestos Claims (as defined herein) as O-I, which funded asbestos-related liabilities out of cash funded from its subsidiaries.

Paddock also has legacy environmental liabilities, related to, among other things, O-I’s prior operation of certain facilities, including, but not limited to, in Ohio, Kentucky, Connecticut, New Jersey, and Georgia. Paddock’s liabilities with respect to these facilities relate to penalties for site closures, remediation expenses, exposure for cleanup of contamination, and alleged noncompliance with regulations. Paddock also has liabilities associated with O-I’s involvement in a number of other administrative and legal proceedings regarding the responsibility for the cleanup of hazardous waste or damages claimed to be associated with it and with O-I’s involvement in some minor claims for environmental remediation of properties sold to third parties. Paddock also has other contested prepetition liabilities arising from pending non-asbestos-related litigation.

For a further discussion of the Chapter 11 proceedings and Paddock’s legacy liabilities, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 14 and 22 to the Consolidated Financial Statements, included in this report.

Asbestos-Related Liability—The Company has made substantial payments to resolve claims of persons alleging exposure to asbestos-containing products and the Company has obligations to make further payments to resolve such claims under the terms of the support agreement. These substantial payments and obligations have affected and may continue to affect the Company’s cost of borrowing, its ability to pursue global or domestic acquisitions, its ability to reinvest in its operations, and its ability to pay dividends.

From 1948 to 1958, one of the Company’s former business units commercially produced and sold approximately $40 million of a high-temperature, calcium silicate based pipe and block insulation material containing asbestos. The Company exited the insulation business in April 1958. Historically, the Company received claims from individuals alleging bodily injury and death as a result of exposure to asbestos from this product (“Asbestos Claims”). Some Asbestos Claims were brought as personal injury lawsuits that typically allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and, in some cases, punitive damages. Predominantly, however, Asbestos Claims were presented to O-I under administrative claims-handling agreements, which O-I had in place with many plaintiffs’ counsel throughout the country (“Administrative Claims”).

Beginning with the initial liability of $975 million established in 1993, O-I had accrued a total of approximately $5.0 billion through 2019, before insurance recoveries, for its asbestos-related liability. O-I’s ability to estimate its liability had been significantly affected by, among other factors, the volatility of asbestos related litigation in the United States, the significant number of co-defendants that have filed for bankruptcy, the inherent uncertainty of future disease incidence, the claiming patterns against O-I, the significant expansion of the defendants that are in the litigation, and the continuing changes in the way in which these defendants participate in the resolution of the cases in which O-I was also a defendant.

For many years, O-I conducted an annual comprehensive legal review of its asbestos-related liabilities and costs in connection with finalizing its annual results of operations. In May 2016, O-I revised its method for estimating its asbestos-related liabilities in connection with finalizing and reporting its restated results of operations for the three years ended December 31, 2015. The revised method estimated the total future costs for O-I’s asbestos-related liability. Under this method, O-I provided historical Asbestos Claims’ data to a third party with expertise in determining the impact of disease incidence and mortality on future filing trends to develop information to assist O-I in estimating the total number of future Asbestos Claims likely to be asserted against O-

I. O-I used this estimate, along with an estimation of disposition costs and related legal costs, as inputs to develop its best estimate of its total probable liability. The revised methodology led O-I to conclude that an asbestos-related liability of $486 million was required as of December 31, 2019.

Following the Corporate Modernization transactions, asbestos-related liabilities that were previously paid by O-I now reside at Paddock. The Company undertook the Corporate Modernization transactions to structurally separate the legacy liabilities of O-I to reside within Paddock, separating the liabilities from the active operations of the Company’s subsidiaries, while fully maintaining Paddock’s ability to access the value of those operations to support its legacy liabilities through the support agreement. The Corporate Modernization transactions also helped ensure that Paddock has the same ability to fund the costs of defending and resolving present and future Asbestos Claims as O-I previously did, through Paddock’s retention of its own assets to satisfy these claims and through its access to additional funds from the Company through the support agreement. The Company anticipates that, as a result of Paddock’s Chapter 11 filing, Paddock’s asbestos-related liabilities will be assessed and ultimately paid out in connection with a confirmed Chapter 11 plan of reorganization.

The Company continues to believe that Paddock’s ultimate asbestos-related liabilities cannot be estimated with certainty. Historically, as part of its annual comprehensive legal reviews, the Company has reviewed its estimate of total asbestos-related liability, unless significant changes in trends or new developments warranted an earlier review. Such reviews resulted in significant adjustments to the liability accrued at the time of the review. For example, for the years ended December 31, 2019 and 2018, the Company’s comprehensive legal review of asbestos-related liabilities resulted in charges of $35 million and $125 million, respectively.

The significant assumptions underlying the material components of the Company’s historical accruals have been:

a)settlements will continue to be limited almost exclusively to claimants who were exposed to the Company’s asbestos containing insulation prior to its exit from that business in 1958;
b)Asbestos Claims will continue to be resolved primarily under the Company’s administrative claims agreements, which are currently suspended as a result of Paddock’s Chapter 11 filing, or on terms comparable to those set forth in those agreements;
c)the incidence of serious asbestos related disease cases and claiming patterns against the Company for such cases do not change materially, including claiming pattern changes driven by changes in the law, procedure, or expansion of judicial resources in jurisdictions where the Company settles Asbestos Claims;
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

See “Critical Accounting Estimates” and Note 14 to the Consolidated Financial Statements for additional information about the Company’s asbestos-related liability.

The Company’s funding of substantial payments to resolve asbestos-related claims and the obligation to fund asbestos-related payments ultimately paid out in connection with the confirmation of a Chapter 11 plan of reorganization has affected and may continue to affect the Company’s cost of borrowing, its ability to pursue global or domestic acquisitions, its ability to reinvest in its operations, and its ability to pay dividends.

Substantial Leverage—The Company’s indebtedness could adversely affect the Company’s financial health.

The Company has a significant amount of debt. As of December 31, 2019 and December 31, 2018, the Company had approximately $5.6 billion and $5.3 billion of total debt outstanding.

The Company’s indebtedness could:

●Increase vulnerability to general adverse economic and industry conditions;
●Increase vulnerability to interest rate increases for the portion of the debt under the secured credit agreement;
●Require the Company to dedicate a substantial portion of cash flow from operations to payments on indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions, share repurchases, development efforts and other general corporate purposes;
●Limit flexibility in planning for, or reacting to, changes in the Company’s business and the rigid packaging market;
●Place the Company at a competitive disadvantage relative to its competitors that have less debt; and
●Limit, along with the financial and other restrictive covenants in the documents governing indebtedness, among other things, the Company’s ability to borrow additional funds.

Ability to Service Debt—To service its indebtedness, the Company will require a significant amount of cash. The Company’s ability to generate cash and refinance certain indebtedness depends on many factors beyond its control.

The Company’s ability to make payments on, to refinance its indebtedness and to fund working capital, capital expenditures, acquisitions, development efforts and other general corporate purposes depends on its ability to generate cash in the future. The Company has no assurance that it will generate sufficient cash flow from operations, or that future borrowings will be available under the secured credit agreement, in an amount sufficient to enable the Company to pay its indebtedness, or to fund other liquidity needs. If short-term interest rates increase, the Company’s debt service cost will increase because some of its debt is subject to short-term variable interest rates. At December 31, 2019, the Company’s debt, including interest rate swaps, that is subject to variable interest rates represented approximately 26% of total debt.

Further, in July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD-LIBOR for use in debt instruments, derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives, debt and cash markets exposed to USD-LIBOR. Approximately 33% of the Company’s long-term indebtedness are indexed to USD-LIBOR and it is monitoring this activity and evaluating the related risks. Although an alternative to LIBOR has been contemplated in the Company’s bank credit agreement, it is unclear as to the new method of calculating LIBOR that may evolve and this new method could adversely affect the Company’s interest rates on its indebtedness.

The Company may need to refinance all or a portion of its indebtedness on or before maturity. If the Company is unable to generate sufficient cash flow and is unable to refinance or extend outstanding borrowings on commercially reasonable terms or at all, it may have to take one or more of the following actions:

●Reduce or delay capital expenditures planned for replacements, improvements and expansions;
●Sell assets;
●Restructure debt; and/or
●Obtain additional debt or equity financing.

The Company can provide no assurance that it could affect or implement any of these alternatives on satisfactory terms, if at all.

Debt Restrictions—The Company may not be able to finance future needs or adapt its business plans to changes because of restrictions placed on it by the secured credit agreement and the indentures and instruments governing other indebtedness.

The secured credit agreement, the indentures governing the senior notes, and certain of the agreements governing other indebtedness contain affirmative and negative covenants that limit the ability of the Company to take certain actions. For example, certain of the indentures restrict, among other things, the ability of the Company and its restricted subsidiaries to borrow money, pay dividends on, or redeem or repurchase its stock, make certain investments, create liens, enter into certain transactions with affiliates and sell certain assets or merge with or into other companies. These restrictions could adversely affect the Company’s ability to operate its businesses and may limit its ability to take advantage of potential business opportunities as they arise.

Failure to comply with these or other covenants and restrictions contained in the secured credit agreement, the indentures or agreements governing other indebtedness could result in a default under those agreements, and the debt under those agreements, together with accrued interest, could then be declared immediately due and payable. If a default occurs under the secured credit agreement, the Company could no longer request borrowings under the secured credit agreement, and the lenders could cause all of the outstanding debt obligations under such secured credit agreement to become due and payable, which would result in a default under the indentures governing the Company’s other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. A default under the secured credit agreement, indentures or agreements governing other indebtedness could also lead to an acceleration of debt under other debt instruments that contain cross-acceleration or cross-default provisions.

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

The Company operates manufacturing and other facilities throughout the world. Net sales from non-U.S. operations totaled approximately $4.8 billion, representing approximately 71% of the Company’s net sales for the year ended December 31, 2019. As a result of its non-U.S. operations, the Company is subject to risks associated with operating in foreign countries, including:

●	Political, social and economic instability;
●	War, civil disturbance or acts of terrorism;
●	Outbreaks of pandemic disease, such as coronavirus, which could cause the Company or its suppliers and/or customers to temporarily suspend operations in affected areas, restrict the ability of the Company to distribute its products and cause economic downturns that could affect demand for the Company’s products;
●	Taking of property by nationalization or expropriation without fair compensation;
●	Changes in governmental policies and regulations;
●	Devaluations and fluctuations in currency exchange rates;
●	Fluctuations in currency exchange rates;
●	Imposition of limitations on conversions of foreign currencies into dollars or remittance of dividends and other payments by foreign subsidiaries;
●	Imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries;
●	Hyperinflation in certain foreign countries;
●	Impositions or increase of investment and other restrictions or requirements by foreign governments;
●	Loss or non-renewal of treaties or other agreements with foreign tax authorities;
●	Changes in tax laws, or the interpretation thereof, including those affecting foreign tax credits or tax deductions relating to the Company’s non-U.S. earnings or operations; and
●	Complying with the U.S. Foreign Corrupt Practices Act, which prohibits companies and their intermediaries from engaging in bribery or other prohibited payments to foreign officials for the purposes of obtaining or retaining business or gaining an unfair business advantage and requires companies to maintain accurate books and records and effective internal controls.

The risks associated with operating in foreign countries may have a material adverse effect on operations.

Brexit—The Company’s business may be impacted by the United Kingdom’s proposed exit from the European Union.

In 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, commonly referred to as "Brexit." On January 31, 2020, the United Kingdom officially left the European Union and entered a transitional period running through December 31, 2020, during which period the United Kingdom and the European Union will attempt to negotiate their future relationship. Such negotiations between the United Kingdom and the European Union remain ongoing and are complex, and there can be no assurance regarding the terms, timing or consummation of any resulting agreements.

This uncertainty may result in future exchange rate volatility. Such volatility, and any adverse effect that Brexit has on the currency regimes to which the Company is subject, could adversely affect the Company’s sales volumes and costs. The Company has two manufacturing facilities in the United Kingdom. Further, the uncertainty surrounding the ongoing Brexit negotiations continues to create economic uncertainty, which may cause the Company’s customers to closely monitor their costs, terminate or reduce the scope of existing contracts, decrease or postpone currently planned contracts, or negotiate for more favorable deal terms, each of which may have a negative impact on the Company’s financial condition, results of operations and cash flows.

Competition—The Company faces intense competition from other glass container producers, as well as from makers of alternative forms of packaging. Competitive pressures could adversely affect the Company’s financial health.

The Company is subject to significant competition from other glass container producers, as well as from makers of alternative forms of packaging, such as aluminum cans and plastic containers. The Company also competes with manufacturers of non-rigid packaging alternatives, including flexible pouches and aseptic cartons, in serving the packaging needs of certain end-use markets, including juice customers. The Company competes with each rigid packaging competitor on the basis of price, quality, service and the marketing and functional attributes of the container. Advantages or disadvantages in any of these competitive factors may be sufficient to cause the customer to consider changing suppliers and/or using an alternative form of packaging. The adverse effects of consumer purchasing decisions may be more significant in periods of economic downturn and may lead to longer-term reductions in consumer spending on glass packaged products.

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

The global credit, financial and economic environment could have a material adverse effect on operations, including the following:

●Downturns in the business or financial condition of any of the Company’s customers or suppliers could result in a loss of revenues or a disruption in the supply of raw materials;
●Tightening of credit in financial markets could reduce the Company’s ability, as well as the ability of the Company’s customers and suppliers, to obtain future financing;
●Volatile market performance could affect the fair value of the Company’s pension assets and liabilities, potentially requiring the Company to make significant additional contributions to its pension plans to maintain prescribed funding levels;
●The deterioration of any of the lending parties under the Company’s revolving credit facility or the creditworthiness of the counterparties to the Company’s derivative transactions could result in such parties’ failure to satisfy their obligations under their arrangements with the Company; and
●A significant weakening of the Company’s financial position or results of operations could result in noncompliance with the covenants under the Company’s indebtedness.

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

The Company may consider strategic transactions, including acquisitions that will complement, strengthen and enhance growth in its worldwide glass operations. The Company evaluates opportunities on a preliminary basis from time to time, but these transactions may not advance beyond the preliminary stages or be completed. Such acquisitions are subject to various risks and uncertainties, including:

●The inability to integrate effectively the operations, products, technologies and personnel of the acquired companies (some of which may be located in diverse geographic regions) and achieve expected synergies;
●The potential disruption of existing business and diversion of management’s attention from day-to-day operations;
●The inability to maintain uniform standards, controls, procedures and policies;
●The need or obligation to divest portions of the acquired companies;
●The potential impairment of relationships with customers;
●The potential failure to identify material problems and liabilities during due diligence review of acquisition targets;
●The potential failure to obtain sufficient indemnification rights to fully offset possible liabilities associated with acquired businesses; and
●The challenges associated with operating in new geographic regions.

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

The Company is subject to income tax in the numerous jurisdictions in which it operates. Increases in income tax rates or other tax law changes, as well as ongoing audits by domestic and international authorities, could reduce the Company’s net income and cash flow from affected jurisdictions. In particular, additional guidance is likely to be issued providing further clarification on the application of the U.S. Tax Cuts and Jobs Act, which was signed into law on December 22, 2017, and proposed and final regulations that have subsequently been issued with respect to the provisions enacted pursuant to such law. Further, it is reasonable to expect that global taxing authorities will be reviewing current legislation for potential modifications in reaction to the implementation of the U.S. legislation. This additional guidance, along with the potential for additional global tax legislation changes, could have a material adverse impact on net income and cash flow by impacting significant deductions or income inclusions. In addition, the Company’s products are subject to import and excise duties and/or sales or value-added taxes in many jurisdictions in which it operates. Increases in these indirect taxes could affect the affordability of the Company’s products and, therefore, reduce demand.

In addition, existing free trade laws and regulations provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where the Company manufactures products, such as Mexico, could have a material adverse effect on its business and financial results. Also, a government’s adoption of “buy national” policies or retaliation by another government against such policies may affect the prices of and demand for the Company’s products and could have a negative impact on the Company’s results of operations.

Many international legislative and regulatory bodies have proposed legislation and begun investigations of the tax practices of multinational companies and, in the European Union (EU), the tax policies of certain EU member states. One of these efforts has been led by the OECD, an international association of more than 35 countries including the United States, which has finalized recommendations to revise corporate tax, transfer pricing, and tax treaty provisions in member countries. Since 2013, the European Commission (EC) has been investigating tax rulings granted by tax authorities in a number of EU member states with respect to specific multinational corporations to determine whether such rulings comply with EU rules on state aid, as well as more recent investigations of the tax regimes of certain EU member states. If the EC determines that a tax ruling or tax regime violates the state aid restrictions, the tax authorities of the affected EU member state may be required to collect back taxes for the period of time covered by the ruling. In addition, the European Commission has expanded upon the OECD guidelines with anti-tax avoidance directives to be applied by its member states. Among other things, the directives require companies to provide increased country-by-country disclosure of their financial information to tax authorities, which in turn could lead to disagreements by jurisdictions over the proper allocation of profits between them. In connection with the OECD’s base erosion and profit shifting project, the OECD has undertaken a new project focused on “Addressing the Tax Challenges of the Digitalisation of the Economy.” This project may impact all multinational businesses by implementing a global model for minimum taxation. Additionally, the European Commission and some foreign jurisdictions have introduced proposals to impose a separate tax on specified digital service activity. There is significant uncertainty regarding such proposals. Due to the large scale of the Company’s U.S. and international business activities, many of these proposed changes to the taxation of the Company’s activities, if enacted, could increase the Company’s worldwide effective tax rate and harm results of operations.

Labor Relations—Some of the Company’s employees are unionized or represented by workers’ councils.

The Company is party to a number of collective bargaining agreements with labor unions, which at December 31, 2019, covered approximately 76% of the Company’s employees in the U.S. and Canada. The principal collective bargaining agreement, which at December 31, 2019 covered approximately 76% of the Company’s union-affiliated employees in U.S. and Canada, will expire on March 31, 2022. Approximately 69% of employees in South America and Mexico are covered by collective bargaining agreements. The majority of the hourly workers in Australia and New Zealand are also covered by collective bargaining agreements. The collective bargaining agreements in South America, Mexico, Australia and New Zealand have varying terms and expiration dates. Upon the expiration of any collective bargaining agreement, if the Company is unable to negotiate acceptable contracts with labor unions, it could result in strikes by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. In Europe, a large number of the Company’s employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S. Such employment rights require the Company to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, most of the Company’s employees in Europe are represented by workers’ councils that must approve any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure the Company’s workforce. In addition, if the Company’s employees were to engage in a strike or other work stoppage, the Company could experience a significant disruption of operations and/or higher ongoing labor costs, which may have a material adverse effect on operations.

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

A portion of the Company’s operations is conducted through joint ventures, including joint ventures in the Americas, Europe, and Asia Pacific segments. If the Company’s joint venture partners do not observe their obligations or are unable to commit additional capital to the joint ventures, it is possible that the affected joint venture would not be able to operate in accordance with its business plans, which could have a material adverse effect on the Company’s financial condition and results of operations.

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

Goodwill at December 31, 2019 totaled $1.9 billion. The Company evaluates goodwill annually (or more frequently if impairment indicators arise) for impairment using the required business valuation methods. These methods include the use of a weighted average cost of capital to calculate the present value of the expected future cash flows of the Company’s reporting units. Future changes in the cost of capital, expected cash flows, or other factors may cause the Company’s goodwill to be impaired, resulting in a non-cash charge against results of operations to write down goodwill for the amount of the impairment. If a significant write down is required, the charge would have a material adverse effect on the Company’s reported results of operations and net worth. For example, the Company recorded a non-cash impairment charge of $595 million in the third quarter of 2019, which was equal to the excess of the North American reporting unit's carrying value over its fair value.

Pension Funding—An increase in the underfunded status of the Company’s pension plans could adversely impact the Company’s operations, financial condition and liquidity.

The Company contributed $33 million, $34 million and $31 million to its defined benefit pension plans in 2019, 2018, and 2017, respectively. The amount the Company is required to contribute to these plans is determined by the laws and regulations governing each plan, and is generally related to the funded status of the plans. A deterioration in the value of the plans’ investments or a decrease in the discount rate used to calculate plan liabilities generally would increase the underfunded status of the plans. An increase in the underfunded status of the plans could result in an increase in the Company’s obligation to make contributions to the plans, thereby reducing the cash available for working capital and other corporate uses, and may have an adverse impact on the Company’s operations, financial condition and liquidity.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The principal manufacturing facilities and other material important physical properties of the Company at December 31, 2019 are listed below. All properties are glass container plants and are owned in fee, except where otherwise noted.

Americas Operations
Argentina
Rosario
Bolivia
Cochabamba

Brazil
Recife	Sao Paulo
Rio de Janeiro	Vitoria de Santo Antao

Canada
Brampton, Ontario	Montreal, Quebec

Colombia
Buga (tableware)	Zipaquira
Soacha

Ecuador
Guayaquil

Mexico
Guadalajara	Tlanepantla Estado de Mexico
Monterrey	Toluca
Queretaro	Tultitlan Estado de Mexico

Peru
Callao	Lurin(1)

United States
Auburn, NY	Portland, OR
Brockway, PA	Streator, IL
Crenshaw, PA	Toano, VA
Danville, VA	Tracy, CA
Kalama, WA(1)	Waco, TX
Lapel, IN	Windsor, CO
Los Angeles, CA	Winston-Salem, NC
Muskogee, OK	Zanesville, OH

Asia Pacific Operations
Australia
Adelaide	Melbourne
Brisbane	Sydney

China
Tianjin	Zhaoqing

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

ITEM 3. LEGAL PROCEEDINGS

For information on legal proceedings, see Note 14 to the Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SHARE OWNER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On December 26 and 27, 2019, the Company implemented the Corporate Modernization. The Corporate Modernization involved a series of transactions, including the Merger. Upon the effectiveness of the Merger, each share of O-I stock held immediately prior to the Merger automatically converted into a right to receive an equivalent corresponding share of O-I Glass stock, par value $.01 per share (“O-I Glass Common Stock”), having the same designations, rights, powers and preferences and the qualifications, limitations, and restrictions as the corresponding share of O-I stock being converted.

In connection with the Merger and pursuant to the Merger Agreement, each option to purchase a share of O-I common stock, par value $0.01 per share (“O-I Common Stock”), each award of restricted shares of O-I Common Stock, each award of time-based restricted stock units covering shares of O-I Common Stock, each award of performance-based restricted stock units covering shares of O-I Common Stock and each dividend equivalent covering one share of O-I Common Stock, in each case, that was outstanding immediately prior to the effective time of the Merger (collectively, the “Company Equity Awards”) was converted into an award of the same type covering an equivalent number of shares of O-I Glass Common Stock (each, an “O-I Glass Equity Award”). Each O-I Glass Equity Award continues to be subject to the same terms and conditions (including vesting schedule and performance, forfeiture and termination conditions) that applied to the corresponding Company Equity Award immediately prior to the effective time of the Merger.

Following the implementation of the Corporate Modernization, the Company’s common stock continues to be listed on the New York Stock Exchange on an uninterrupted basis with the symbol OI. The number of share owners of record on December 31, 2019 was 881. Approximately 100% of the outstanding shares were registered in the name of Depository Trust Company, or CEDE & Co., which held such shares on behalf of a number of brokerage firms, banks, and other financial institutions.

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

The Company purchased 2,064,652 shares of its common stock during the year ended December 31, 2019 for approximately $38 million pursuant to authorization by its Board of Directors in January 2018 to purchase up to $400 million of the Company's common stock along with an authorization by its Board of Directors in November 2018 to purchase an additional $313 million of the Company’s common stock. The Company did not purchase any shares of its common stock during the fourth fiscal quarter ended December 31, 2019.

	Years Ending December 31,
	2014	2015	2016	2017	2018	2019
O-I Glass, Inc.	$100.00	$64.54	$64.51	$82.14	$63.88	$44.91
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
New Packaging Group	100.00	96.61	101.70	111.85	105.35	138.70
Old Packaging Group	100.00	97.03	102.51	112.08	105.96	136.51

The graph above compares the performance of the Company’s Common Stock with that of a broad market index (the S&P 500 Composite Index) and a packaging group consisting of companies with lines of business or product end uses comparable to those of the Company for which market quotations are available.

The new packaging group consists of: AptarGroup, Inc., Ardagh Group S.A., Ball Corp., Crown Holdings, Inc., O-I Glass, Inc., Sealed Air Corp., Silgan Holdings Inc., and Sonoco Products Co. The old packaging group consists of: AptarGroup, Inc., Ball Corp., Bemis Company, Inc., Crown Holdings, Inc., O-I Glass, Inc., Sealed Air Corp., Silgan Holdings Inc., and Sonoco Products Co. Bemis Company Inc. was excluded from the new packaging group since it was acquired in June 2019 and ceased trading. As a result, Ardagh Group S.A. was included in the new packaging group for 2019.

The comparison of total return on investment for each period is based on the investment of $100 on December 31, 2014 and the change in market value of the stock, including additional shares assumed purchased through reinvestment of dividends, if any.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data presented below relates to each of the five years in the period ended December 31, 2019, which was derived from the audited consolidated financial statements of the Company.

	Years ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in millions)
Consolidated operating results(a):
Net sales	$6,691	$6,877	$6,869	$6,702	$6,156
Cost of goods sold	(5,483)	(5,594)	(5,536)	(5,392)	(5,046)
Gross profit	1,208	1,283	1,333	1,310	1,110
Selling and administrative, research, development and engineering	(507)	(553)	(544)	(568)	(540)
Other expense, net	(651)	(192)	(246)	(114)	(51)
Earnings before interest expense and items below	50	538	543	628	519
Interest expense, net	(311)	(261)	(268)	(272)	(251)
Earnings (loss) from continuing operations before income taxes	(261)	277	275	356	268
Provision for income taxes	(118)	(108)	(70)	(119)	(106)
Earnings (loss) from continuing operations	(379)	169	205	237	162
Gain (loss) from discontinued operations	(3)	113	(3)	(7)	(4)
Net earnings (loss)	(382)	282	202	230	158
Net earnings attributable to noncontrolling interests	(18)	(25)	(22)	(21)	(23)
Net earnings (loss) attributable to the Company	$(400)	$257	$180	$209	$135

	Years ended December 31,
	2019	2018	2017		2016		2015
Basic earnings per share of common stock:
Earnings (loss) from continuing operations	$(2.56)	$0.90		$1.12		$1.33		$0.86
Gain (loss) from discontinued operations	(0.02)	0.71		(0.01)		(0.04)		(0.03)
Net earnings (loss)	$(2.58)	$1.61		$1.11		$1.29		$0.83
Weighted average shares outstanding (in thousands)	155,250	160,125		162,737		161,857		161,169
Diluted earnings per share of common stock:
Earnings (loss) from continuing operations	$(2.56)	$0.89		$1.11		$1.32		$0.85
Gain (loss) from discontinued operations	(0.02)	0.70		(0.01)		(0.04)		(0.03)
Net earnings (loss)	$(2.58)	$1.59		$1.10		$1.28		$0.82
Diluted average shares (in thousands)	155,250	162,088		164,647		162,825		162,135
Dividends declared per common share	$0.15	$0.05	$		$		$

	Years ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in millions)
Other data:
The following are included in earnings from continuing operations:
Depreciation	$390	$388	$387	$375	$323
Amortization of intangibles	109	106	101	103	86
Amortization of deferred finance fees (included in interest expense)	10	13	13	13	15
Balance sheet data (at end of period):
Working capital (current assets less current liabilities)	$493	$150	$140	$194	$212
Total assets	9,610	9,699	9,756	9,135	9,421
Total debt	5,559	5,341	5,283	5,328	5,573
Total share owners’ equity	$564	$900	$927	$363	$279
(a)	Note that the items below relate to items management considers not representative of ongoing operations.

	Years ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in millions)
Cost of goods sold
Acquisition-related fair value inventory adjustments	$1	$—	$—	$—	$22
Restructuring, asset impairment and related charges		5
Selling and administrative expense
Restructuring, asset impairment and other charges	2
Other expense, net
Charge for goodwill impairment	595
Restructuring, asset impairment and other charges	111	97	77	129	75
Pension settlement charges	26	74	218	98
Gain on China land sale				(71)
Charge for asbestos-related costs	35	125			16
Strategic transaction and corporate modernization costs	31				23
Gain on sale of equity investment	(107)
Acquisition-related fair value intangible adjustments					10
Equity earnings related charges					5
Interest expense, net
Note repurchase premiums, third party fees and additional interest charges for the write-off of unamortized deferred financing fees related to the early extinguishment of debt	65	11	18	9	42
Provision for income taxes
Net tax (benefit) expense for income tax on items above	(13)	(14)	(27)	1	(15)
Tax expense (benefit) recorded for certain tax adjustments	3		(29)	(8)	8
Net earnings attributable to noncontrolling interest
Net impact of noncontrolling interests on items above	(1)	(1)	(3)	2
	$748	$297	$254	$160	$186

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

For discussion related to changes in financial condition and the results of operations for 2018 compared to 2017, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2018 Form 10-K, which was filed with the SEC on February 14, 2019.

Financial information regarding the Company’s reportable segments is as follows (dollars in millions):

	2019	2018
Net sales:
Americas	$3,622	$3,638
Europe	2,387	2,489
Asia Pacific	634	675
Reportable segment totals	6,643	6,802
Other	48	75
Net sales	$6,691	$6,877

	2019	2018
Segment operating profit:
Americas	$495	$585
Europe	317	316
Asia Pacific	29	44
Reportable segment totals	841	945
Items excluded from segment operating profit:
Retained corporate costs and other	(97)	(106)
Charge for goodwill impairment	(595)
Charge for asbestos-related costs	(35)	(125)
Pension settlement charges	(26)	(74)
Restructuring, asset impairment and other charges	(114)	(102)
Strategic transaction and corp. modernization costs	(31)
Gain on sale of equity investment	107
Interest expense, net	(311)	(261)
Earnings (loss) from continuing operations before income taxes	(261)	277
Provision for income taxes	(118)	(108)
Earnings (loss) from continuing operations	(379)	169
Gain (loss) from discontinued operations	(3)	113
Net earnings (loss)	(382)	282
Net earnings (loss) attributable to noncontrolling interests	(18)	(25)
Net earnings (loss) attributable to the Company	$(400)	$257
Net earnings (loss) from continuing operations attributable to the Company	$(397)	$144

Note: all amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview—Comparison of 2019 with 2018

●	Net sales in 2019 were down 3% compared to 2018, primarily due to the unfavorable effects of changes in foreign currency exchange rates and lower organic shipments, partially offset by incremental sales from the Nueva Fanal acquisition and higher prices.
●	Segment operating profit for reportable segments was down 11% in 2019 compared to 2018, primarily due to lower segment operating profit in the Americas.
●	On June 28, 2019, the Company completed its acquisition of a glass plant located near Mexico City, Mexico for a total purchase price of approximately $190 million. The Company has also entered into a long-term glass supply agreement to continue to supply Grupo Modelo brands, such as Corona, for local and global export markets.
●	Goodwill impairment charge of $595 million related to the Americas segment.
●	The Company entered into a new $3.0 billion senior secured credit facility (which was amended as part of the Corporate Modernization described below) with a final maturity date of June 2024 and issued €500 million of senior notes at an interest rate of 2.875% to repay higher-cost debt.
●	As part of its ongoing tactical divestiture program, the Company sold its interest in a soda ash joint venture and used the $197 million of net proceeds to reduce debt. The Company also advanced its tactical and strategic portfolio review initiative which now includes a strategic evaluation of its Australia and New Zealand operations.
●	In December 2019, the Company implemented the Corporate Modernization. Immediately after the Corporate Modernization, O-I Glass had, on a consolidated basis, the same assets, businesses and operations as O-I had immediately prior to the Corporate Modernization. After the Corporate Modernization, O-I’s share owners became share owners of O-I Glass.
●	In December 2019, subsidiaries of the Company completed consent solicitations to amend and waive certain provisions of the indentures governing certain of their senior notes to facilitate the implementation of the Corporate Modernization and entered into supplemental indentures reflecting the amendments and waivers.

Net sales in 2019 were $186 million lower than the same period in the prior year primarily due to the unfavorable effect of changes in foreign currency exchange rates and lower organic shipments, partially offset by incremental sales from the Nueva Fanal acquisition and higher prices.

Loss from continuing operations before income taxes was $261 million in 2019 compared to $277 million of earnings in the prior year. This decrease was primarily due to charges related to a goodwill impairment, restructuring activities and note repurchase premiums recorded in 2019, as well as lower segment operating profit. Segment operating profit for reportable segments for 2019 was $104 million lower than the prior year, driven by lower segment operating profit in the Americas.

Net interest expense in 2019 increased $50 million compared to 2018. Net interest expense included $65 million and $11 million for note repurchase premiums, third party fees and the write-off of deferred finance fees in 2019 and 2018, respectively, that related to debt that was repaid prior to its maturity.

For 2019, the Company recorded a loss from continuing operations attributable to the Company of $397 million, or $2.56 per share, compared to earnings of $144 million, or $0.89 per share (diluted), in 2018. Earnings (loss) in both periods included items that management considered not representative of ongoing operations. These items decreased earnings attributable to the Company by $748 million, or $4.80 per share, in 2019 and decreased net earnings attributable to the Company by $297 million, or $1.83 per share, in 2018.

Results of Operations—Comparison of 2019 with 2018

Net Sales

The Company’s net sales in 2019 were $6,691 million compared with $6,877 million in 2018, a decrease of $186 million, or 3%. Unfavorable foreign currency exchange rates decreased sales by approximately $239 million in 2019 compared to the prior year period as the U.S. dollar strengthened against the Australian dollar, Brazilian real, Colombian peso, Mexican peso and the Euro. Total glass container shipments, in tonnes, were approximately 1% lower in 2019 compared to the prior year period. Excluding the impact of the Nueva Fanal acquisition, total glass container shipments, in tonnes, were down approximately 2% in 2019 compared to the same period in the prior year and were primarily driven by lower alcoholic beverage shipments in the Americas. The net impact of lower organic sales more than offset the additional sales from the Nueva Fanal acquisition and resulted in a $96 million reduction to net sales in 2019 compared to the prior year. Higher selling prices increased net sales by $176 million in 2019. Other sales, consisting primarily of machine parts, were $27 million lower in 2019 than the prior year.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales— 2018		$6,802
Price	$176
Sales volume	(96)
Effects of changing foreign currency rates	(239)
Total effect on net sales		(159)
Net sales— 2019		$6,643

Americas: Net sales in the Americas in 2019 were $3,622 million compared with $3,638 million in 2018, a decrease of $16 million, or less than 1%. Higher selling prices increased net sales by $113 million in 2019. Total glass container shipments in the region were slightly up in 2019 compared to the prior year. Excluding the impact of the Nueva Fanal acquisition in the region, total glass container shipments were down approximately 2%, primarily driven by lower shipments to alcoholic beverage and nonalcoholic beverage customers. Year over year shipments in Brazil and Colombia were strong compared to the prior year, however, shipments in Mexico (excluding the acquisition) were lower. In the U.S., sales volumes were primarily impacted by lower shipments to alcoholic beverage customers, largely due to ongoing trends in beer and the transfer of production to the Company’s joint venture with Constellation Brands. The impact of a change in mix and lower organic sales in the region more than offset the additional sales from the Nueva Fanal acquisition and this resulted in a $54 million reduction to net sales in 2019 compared to the prior year. The unfavorable effects of foreign currency exchange rate changes decreased net sales $75 million in 2019 compared to 2018.

Europe: Net sales in Europe in 2019 were $2,387 million compared with $2,489 million in 2018, a decrease of $102 million, or 4%. Unfavorable foreign currency exchange rates impacted the region by approximately $129 million in 2019 as the Euro weakened in relation to the U.S. dollar. Glass container shipments in 2019 were down nearly 2% compared to the same period in 2018, primarily driven by capacity constraints, extreme weather conditions and generally soft demand given increased macroeconomic uncertainty, resulting in $39 million of lower net sales. Selling prices in Europe increased net sales by $66 million in 2019 compared to the prior year.

Asia Pacific: Net sales in Asia Pacific in 2019 were $634 million compared with $675 million in 2018, a decrease of $41 million, or 6%. Glass container shipments in 2019 were slightly lower compared with the prior year, which resulted in $3 million of lower sales. The effects of foreign currency exchange rate changes in the current year period decreased net sales by $35 million. Selling prices were $3 million lower in 2019 compared to the prior year.

Earnings from Continuing Operations before Income Taxes and Segment Operating Profit

Loss from continuing operations before income taxes was $261 million in 2019 compared to earnings from continuing operations before income taxes of $277 million in 2018, a decrease of $538 million, or 194%. This decrease was primarily due to charges related to a goodwill impairment, restructuring activities and note repurchase premiums recorded in 2019, as well as lower segment operating profit.

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

Segment operating profit of reportable segments in 2019 was $841 million compared to $945 million in 2018, a decrease of $104 million, or 11%. The decrease was largely attributable to the unfavorable effect of changes in foreign currency, lower sales volumes and higher operating costs, partially offset by higher selling prices. Increased operating costs reflected additional costs to commission a new joint venture furnace, unexpected weather-related downtime, temporary capacity curtailments to align supply with lower than expected demand, as well as the nonoccurrence of several gains that were recorded in 2018.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Segment operating profit - 2018		$945
Price	$176
Sales volume	(19)
Operating costs	(237)
Effects of changing foreign currency rates	(24)
Total net effect on segment operating profit		(104)
Segment operating profit - 2019		$841

Americas: Segment operating profit in the Americas in 2019 was $495 million compared with $585 million in 2018, a decrease of $90 million, or 15%. The impact of a change in mix and lower organic sales volumes discussed above more than offset the additional sales from the acquired Nueva Fanal facility and resulted in an $8 million reduction to segment operating profit in 2019. Selling prices were $113 million higher in 2019 compared to the prior year. Segment operating profit was impacted by $179 million of higher operating costs in 2019 than the prior year, driven by cost inflation, costs incurred to add production capacity at several plants in Latin America, weather-related downtime, and operating-related complexities due to mix changes and temporary capacity curtailments in North America to align supply with demand, partially offset by lower management incentive compensation expense. Segment operating profit in the region was also impacted by $8 million of lower insurance gains in 2019 than in the prior year. The region was also impacted by the nonoccurrence of $19 million in gains that were recorded in 2018 based on a favorable court ruling in Brazil. Partially offsetting this, the region’s restructuring actions in 2018 and 2019 have reduced operating costs by approximately $17 million in 2019, in line with management’s expectations. The effects of foreign currency exchange rates decreased segment operating profit by $6 million in 2019.

Europe: Segment operating profit in Europe in 2019 was $317 million compared with $316 million in 2018, an increase of $1 million, or less than 1%. The decrease in sales volume discussed above decreased segment operating profit in 2019 by $9 million. The effects of foreign currency exchange rates decreased segment operating profit by $14 million in 2019. Selling prices were $66 million higher in 2019 compared to the prior year. Segment operating profit in 2019 decreased due to approximately $26 million of higher operating costs compared to the prior year, primarily due to cost inflation. The region was also impacted by the nonoccurrence of $16 million of gains recorded in 2018, primarily related to the sale of assets.

Asia Pacific: Segment operating profit in Asia Pacific in 2019 was $29 million compared with $44 million in 2018, a decrease of $15 million, or 34%. The decrease in sales volume discussed above reduced segment operating profit by $2 million. Selling prices were $3 million lower in 2019 compared to the prior year. The effects of foreign currency exchange rates decreased segment operating profit by $4 million in 2019. The region’s operating costs improved in 2019 due to fewer asset maintenance projects, however, this was more than offset by cost inflation and temporary capacity curtailments to balance supply with weaker demand in China. In total, segment operating profit was impacted by $6 million of higher operating costs in 2019 than the prior year.

Interest Expense, Net

Net interest expense in 2019 was $311 million compared with $261 million in 2018. Net interest expense included $65 million and $11 million in 2019 and 2018, respectively, for note repurchase premiums, third party fees and the write-off of deferred finance fees that were related to debt that was repaid prior to its maturity. Exclusive of these items, net interest expense decreased $4 million in 2019 compared to the prior year due to lower borrowing costs.

Provision for Income Taxes

The Company’s effective tax rate from continuing operations for 2019 was (45.2%) compared with 39.0% for 2018.  The effective tax rate for 2019 was negative primarily due to a goodwill impairment charge recorded in 2019, which was not deductible for income tax purposes. The effective tax rate was also impacted by the geographic mix of earnings.

Excluding the tax on items that management considers not representative of ongoing operations, the Company’s effective tax rate was approximately 25.7% and 21% for 2019 and 2018, respectively.

Net Earnings from Continuing Operations Attributable to the Company

For 2019, the Company recorded net losses from continuing operations attributable to the Company of $397 million, or $2.56 per share, compared to net earnings from continuing operations attributable to the Company of $144 million, or $0.89 per share (diluted), in 2018. Earnings in 2019 and 2018 included items that management considered not representative of ongoing operations as set forth in the following table (dollars in millions):

	Net Earnings
	Increase
	(Decrease)
Description	2019	2018
Charge for goodwill impairment	$(595)	$—
Charge for asbestos-related costs	(35)	(125)
Pension settlement charges	(26)	(74)
Restructuring, asset impairment and other charges	(114)	(102)
Note repurchase premiums, the write-off of unamortized finance fees and third party fees	(65)	(11)
Strategic transaction and Corporate Modernization costs	(31)
Gain on sale of equity investment	107
Net benefit for income tax on items above	13	14
Other tax charges	(3)
Net impact of noncontrolling interests on items above	1	1
Total	$(748)	$(297)

Foreign Currency Exchange Rates

Given the global nature of its operations, the Company is subject to fluctuations in foreign currency exchange rates. As described above, the Company’s reported revenues and segment operating profit in 2019 were decreased due to foreign currency effects compared to 2018.

This trend may continue into 2020. During times of a strengthening U.S. dollar, the reported revenues and segment operating profit of the Company’s international operations will be reduced because the local currencies will translate into fewer U.S. dollars. The Company uses certain derivative instruments to mitigate a portion of the risk associated with changing foreign currency exchange rates.

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for 2019 were $97 million compared with $106 million for 2018. These costs were lower in 2019 primarily due to the benefit of recent organizational initiatives and lower management incentive compensation expense.

Charge for Goodwill Impairment

As part of its on-going assessment of goodwill, the Company determined that indicators of impairment had occurred during the third quarter of 2019. The triggering events were management’s update to its long-range plan, which indicated lower projected future cash flows for its North American reporting unit (in the Americas segment) as compared to the projections used in the most recent goodwill impairment test performed as of October 1, 2018, and a significant reduction in the Company’s share price. The Company’s business in North America has experienced declining shipments to its alcoholic beverage customers, primarily in the beer category, and this trend is likely to continue into the foreseeable future. These factors, combined with the narrow difference between the estimated fair value and carrying value of the North American reporting unit as of December 31, 2018, resulted in the Company performing an interim impairment analysis during the third quarter of 2019. As a result, the Company recorded a non-cash impairment charge of $595 million in the third quarter of 2019, which was equal to the excess of the North American reporting unit's carrying value over its fair value. Goodwill related to the Company’s other reporting units was determined to not be impaired as a result of the interim impairment analysis.

See Note 6 to the Consolidated Financial Statements for further information.

Charge for Asbestos-Related Costs

For the year ended December 31, 2019, the Company’s comprehensive legal review of its asbestos-related liabilities resulted in a $35 million charge. This charge was primarily due to a 9% increase in the estimated average disposition cost per claim (including related legal costs), driven primarily by plaintiffs leveraging a changing litigation environment, and an immaterial decrease in the estimated number of claims likely to be asserted against the Company in the future.

For the year ended December 31, 2018, the Company’s comprehensive legal review of its asbestos-related liabilities resulted in a $125 million charge. This charge was primarily due to factors impacting the increased likelihood of additional losses resulting from changes in the law, procedure, the expansion of judicial resources in certain jurisdictions, renewed attention to dockets of non-mesothelioma cases, and new information obtained about the Company’s asbestos-related liability. The combined effect of these factors, as well as successful attempts by plaintiffs leveraging a changing litigation environment, resulted in an approximate 38% increase in the estimated number of claims likely to be asserted against the Company in the future and an immaterial decrease in the estimated average disposition cost per claim (including related legal costs).

Following the Corporate Modernization transactions, asbestos-related liabilities that were previously paid by O-I now reside at Paddock. On January 6, 2020, Paddock voluntarily filed for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware, to equitably and finally resolve all of its current and future asbestos-related claims. O-I Glass and O-I Group were not included in the Chapter 11 filing. Paddock’s ultimate goal in its Chapter 11 case is to confirm a plan of reorganization under Section 524(g) of the Bankruptcy Code and utilize this specialized provision to establish a trust that will address all current and future asbestos-related claims. The Company undertook the Corporate Modernization transactions to improve the Company’s operating efficiency and cost structure and to structurally separate the legacy liabilities of O-I to reside within Paddock, separating the liabilities from the active operations of the Company’s subsidiaries, while fully maintaining Paddock’s ability to access the value of those operations to support its legacy liabilities through the support agreement. The Corporate Modernization transactions also helped ensure that Paddock has the same ability to fund the costs of defending and resolving present and future Asbestos Claims as O-I previously did, through Paddock’s retention of its own assets to satisfy these claims and through its access to additional funds from the Company through the support agreement. The ultimate amount that the Company may be required to fund on account of asbestos-related liabilities paid out in connection with a confirmed Chapter 11 plan of reorganization cannot be estimated with certainty.

In 2020, as part of a Chapter 11 plan of reorganization as discussed above, the Company does not expect to make payments related to its Asbestos Claims.

Following the Chapter 11 filing, the activities of Paddock became subject to review and oversight by the bankruptcy court. As a result, the Company no longer has exclusive control over Paddock’s activities during the bankruptcy proceedings. Therefore, Paddock was deconsolidated as of the Chapter 11 filing date of January 6, 2020, and its assets and liabilities derecognized from the Company’s consolidated financial statements on a prospective basis.

See “Critical Accounting Estimates” and Note 14 and Note 22 to the Consolidated Financial Statements for additional information.

Pension Settlement Charges

In the past several years, the Company has settled a portion of its pension obligations, which resulted in settlement charges as noted below.

During 2019, the Company recorded charges totaling $26 million for pension settlements, primarily in the United States and the United Kingdom.

During 2018, the Company recorded charges totaling $74 million for pension settlements, primarily in the United States and the United Kingdom.

See Note 10 to the Consolidated Financial Statements for additional information.

Restructuring, Asset Impairment and Other Charges

During 2019, the Company recorded charges totaling $114 million for restructuring, asset impairment and other charges. These charges reflect $69 million of employee costs, such as severance, benefit related costs and other exit costs primarily related to a severance program for certain salaried employees at the Company’s corporate and America’s headquarters and a furnace closure in the Americas. These charges also reflect approximately $45 million of other charges, including approximately $22 million of asset impairment charges related to the Company’s operations in Argentina and China, primarily due to macroeconomic conditions in those countries.

During 2018, the Company recorded charges totaling $102 million for restructuring, asset impairment and other charges. These charges reflect $92 million of plant and furnace closures, primarily in the Americas region, and other charges of $10 million.

See Note 9 to the Consolidated Financial Statements for additional information.

Strategic Development and Corporate Modernization Costs

During 2019, the Company incurred costs of $31 million related to a Corporate Modernization and a strategic portfolio review. The Company believes the Corporate Modernization will improve its operating efficiency and cost structure, while ensuring the Company remains well-positioned to address its legacy liabilities. In addition, the Company’s strategic portfolio review initiative is aimed at exploring options to maximize investor value, focused on aligning the Company’s business with demand trends, improving the Company’s operating efficiency, cost structure and working capital management, while ensuring the Company remains well-positioned to address its legacy liabilities. The strategic project review is ongoing and may result in divestiture, corporate transactions or similar actions, and could cause the Company to incur restructuring, impairment, disposal or other related charges in future periods.  See Note 22 to the Consolidated Financial Statements for additional information.

Gain on Sale of Equity Investment

During 2019, the Company recorded a gain of approximately $107 million related to the sale of the Company’s 25 percent interest in Tata Chemicals (Soda Ash) Partners, which was an equity investment of the Company.

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

A separate arbitration involving two other subsidiaries of the Company -- Fabrica de Vidrios Los Andes, C.A.(“Favianca”), and Owens-Illinois de Venezuela, C.A. (“OIDV”) -- was initiated in 2012 to obtain compensation primarily for third-party minority shareholders’ lost interests in the two expropriated plants. However, on November 13, 2017, ICSID issued an award that dismissed this arbitration on jurisdiction grounds.  In March 2018, OIDV and Favianca submitted to ICSID an application to annul the November 13, 2017 award; on November 22, 2019, OIDV and Favianca’s request to annul the award was rejected by an ICSID ad hoc committee.  The two subsidiaries are evaluating potential next steps.

As a result of the favorable ruling by an ICSID ad hoc committee rejecting Venezuela’s request to annul the OIEG Award, and thereby concluding those annulment proceedings, the Company recognized a $115 million gain from discontinued operations in 2018. The loss from discontinued operations of $3 million for the year ended December 31, 2019, and the gain from discontinued operations of $113 million for the year ended December 31, 2018, reflect the gain in 2018 and the ongoing costs for the Venezuelan expropriation in both years.

Capital Resources and Liquidity

On June 25, 2019, certain of the Company’s subsidiaries entered into a new Senior Secured Credit Facility Agreement (as amended by that certain Amendment No. 1 to the Third Amended and Restated Credit Agreement and Syndicated Facility Agreement dated as of December 13, 2019, and as further amended by that certain Amendment No. 2 to the Third Amended and Restated Credit Agreement and Syndicated Facility Agreement dated as of December 19, 2019, the “Agreement”), which amended and restated the previous credit agreement (the “Previous Agreement”). The proceeds from the Agreement were used to repay all outstanding amounts under the Previous Agreement. The Company recorded $4 million of additional interest charges for third party fees and the write-off of unamortized fees during 2019.

The Agreement provides for up to $3.0 billion of borrowings pursuant to term loans and revolving credit facilities. The term loans mature, and the revolving credit facilities terminate, in June 2024. At December 31, 2019, the Agreement includes a $300 million revolving credit facility, a $1.2 billion multicurrency revolving credit facility, and a $1.5 billion term loan A facility ($1,477 million net of debt issuance costs). At December 31, 2019, the Company had unused credit of $1.5 billion available under the Agreement. The weighted average interest rate on borrowings outstanding under the Agreement at December 31, 2019 was 3.41%.

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

The Agreement also contains one financial maintenance covenant, a Total Leverage Ratio (the “Leverage Ratio”), that requires the Company not to exceed a ratio of 5.0x calculated by dividing consolidated total debt, less cash and cash equivalents, by Consolidated EBITDA, with such Leverage Ratio decreasing to (a) 4.75x for the quarter ending June 30, 2021 and (b) 4.50x for the quarter ending December 31, 2021 and thereafter, as defined and described in the Agreement. The maximum Leverage Ratio is subject to an increase of 0.5x for (i) any fiscal quarter during which certain qualifying acquisitions (as specified in the Agreement) are consummated and (ii) the following three fiscal quarters, provided that the Leverage Ratio shall not exceed 5.0x. The Leverage Ratio could restrict the ability of the Company to undertake additional financing or acquisitions to the extent that such financing or acquisitions would cause the Leverage Ratio to exceed the specified maximum.

Failure to comply with these covenants and other customary restrictions could result in an event of default under the Agreement. In such an event, the Company could not request borrowings under the revolving facilities, and all amounts outstanding under the Agreement, together with accrued interest, could then be declared immediately due and payable. Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Agreement. If an event of default occurs under the Agreement and the lenders cause all of the outstanding debt obligations under the Agreement to become due and payable, this would result in a default under the indenture governing the Company’s outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. As of December 31, 2019, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

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

In July 2019, the Company redeemed €250 million aggregate principal amount of its outstanding 6.75% senior notes due 2020. Following the redemption, €250 million aggregate principal amount of the senior notes remained outstanding. The redemption was funded with cash on hand and revolver borrowings.

In November 2019, the Company issued €500 million aggregate principal amount of new senior notes. The new senior notes bear interest at a rate of 2.875% per annum and mature on February 15, 2025. The new senior notes were issued via a private placement and are guaranteed by certain of the Company’s domestic subsidiaries. The net proceeds, after deducting debt issuance costs, totaled approximately €492 million and were used to redeem the remaining €250 million aggregate principal amount of the Company’s outstanding 6.75% senior notes due 2020 and approximately €212 million aggregate principal amount of the Company’s outstanding 4.875% senior notes due 2021.

The Company recorded approximately $56 million of additional interest charges for note repurchase premiums and the write-off of unamortized finance fees related to the senior notes redemptions conducted during 2019.

In December 2019, subsidiaries of the Company completed consent solicitations to amend and waive certain provisions of the indentures governing certain of their senior notes. On December 11, 2019, those subsidiaries entered into supplemental indentures reflecting the amendments and waivers, which were obtained to facilitate the implementation of the Corporate Modernization. The Company recorded approximately $5 million of additional interest charges in 2019 related to these activities.

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

Cash Flows

Operating activities: Cash provided by continuing operating activities was $408 million for 2019 compared to $793 million for 2018. The decrease in cash provided by continuing operating activities in 2019 was primarily due to lower net earnings, higher cash paid for asbestos-related payments and restructuring payments and higher working capital levels than in 2018. Working capital was a use of cash of $176 million in 2019 compared to a source of cash of $15 million in 2018. In 2019, working capital was affected by lower accounts payable balances and higher inventory and accounts receivable balances compared to year end 2018. In 2019, the Company has experienced higher sales levels in Brazil, Colombia and Mexico, and lower sales levels in the U.S. compared to the prior year. This change in the sales mix has impacted trade receivables as longer payment terms are more common outside the U.S. Also, the Company reduced the amount of its trade receivables that were factored by approximately $61 million at year end 2019 compared to 2018. Together, the impact of less factoring and a higher mix of sales outside the U.S. have unfavorably impacted the Company’s operating cash flows in 2019.

Cash payments for restructuring activities were $54 million in 2019 compared to $32 million in 2018, driven higher in 2019 by several restructuring projects in the Americas region and at the corporate headquarters. Also, asbestos-related payments in 2019 were $151 million, or approximately $46 million higher compared to the prior year, due to the execution of the Company’s de-risking and accelerated claim disposition strategy. As part of Paddock’s Chapter 11 plan of reorganization as discussed above, the Company does not expect to make asbestos-related claims payments in 2020. See Note 22 to the Consolidated Financial Statements for additional information.

Investing activities: Cash utilized in continuing investing activities was $437 million for 2019 compared to $698 million for 2018. Capital spending for property, plant and equipment during 2019 was $426 million compared with $536 million in 2018, reflecting lower project activity in the Asia Pacific region, as well as a lower level of vendor invoices paid in early 2019 that were accrued at the end of 2018 compared to the same period in the prior year.

Cash paid for acquisitions was $190 million and $123 million for 2019 and 2018, respectively. On June 28, 2019, the Company completed its acquisition of Nueva Fábrica Nacional de Vidrio, S. de R.L. de C.V., a four furnace glass plant located near Mexico City, Mexico, from Grupo Modelo, a wholly owned affiliate of Anheuser-Busch InBev SA/NV. The purchase price paid for this facility was approximately $190 million in 2019. In 2018, the Company paid approximately $119 million for a nearly 50 percent interest in Empresas Comegua

S.A., which is the leading manufacturer of glass containers for the Central American and Caribbean markets. Contributions and advances to joint ventures were $22 million and $52 million in 2019 and 2018, respectively.

In 2019, the Company received $197 million in net proceeds from the disposal of assets compared to $11 million received in 2018. The primary source of proceeds in 2019 was the sale of the Company’s 25 percent equity interest in Tata Chemicals (Soda Ash) Partners. Also, in 2017, a subsidiary of the Company received $115 million from selling its right, title and interest in amounts due under a prior arbitration award against Venezuela related to a discontinued operation. See Note 20 to the Consolidated Financial Statements for additional information.

Financing activities: Cash provided by financing activities was $68 million for 2019 compared to $53 million of cash utilized in financing activities for 2018. Financing activities in 2019 included additions to long-term debt of $4,265 million, which included the issuance of €500 million of senior notes and the refinancing of the Company’s Senior Secured Credit Facility. Financing activities in 2019 also included the repayment of long-term debt of $4,099 million, which included the repayment of the Previous Agreement and the repurchase of the outstanding €500 million aggregate principal amount of outstanding 6.75% senior notes due 2020 and the partial redemption of €212 million outstanding 4.875% senior notes due 2021. Finance activities in 2018 included additions to long-term debt of $2,511 million and repayments of long-term debt of $2,353 million, both driven by the refinancing of the Previous Agreement in 2018.

Borrowings under short-term loans increased by $49 million in 2019. As a result of the refinancing and Corporate Modernization activities, the Company paid approximately $85 million in note repurchase premiums and finance fees in 2019 compared to $13 million paid in 2018. The Company paid $17 million and $22 million in distributions to noncontrolling interests in 2019 and 2018, respectively. Also, the Company received approximately $28 million in proceeds related to hedging activity in 2019.

In 2019 and 2018, the Company repurchased $38 million and $163 million, respectively, in shares of the Company’s stock. In addition, the Company paid dividends of $31 million in 2019. The Company’s Board of Directors declared a dividend of $0.05 per share, or approximately $8 million, which will be paid on March 16, 2020, to shareholders of record as of the close of business on February 28, 2020. The Board anticipates declaring a dividend in future quarters on a regular basis; however, future declarations of dividends are subject to Board approval and may be adjusted based on the Company’s results of operations, financial position and cash flow, or as business needs or market conditions change.

The Company anticipates that cash flows from its operations and from utilization of credit available under the Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations on a short-term (twelve months) and long-term basis. The Company anticipates that cash flows in 2020 will benefit from the operation of the automatic stay in Paddock’s Chapter 11 filing, which stays its ongoing litigation and submission of claims and defers payment of its outstanding obligations on account of settled or otherwise determined lawsuits and claims.

Contractual Obligations and Off-Balance Sheet Arrangements

The following information summarizes the Company’s significant contractual cash obligations at December 31, 2019 (dollars in millions).

	Payments due by period
		Less than			More than
	Total	one year	1 - 3 years	3 - 5 years	5 years
Contractual cash obligations:
Long-term debt	$5,414	$42	$1,100	$3,128	$1,144
Finance lease obligations	70	7	20	15	28
Operating leases	279	65	82	42	90
Interest(1)	806	191	352	229	34
Purchase obligations(2)	1,865	469	865	225	306
Pension benefit plan contributions(3)	52	52
Postretirement benefit plan benefit payments(1)	79	9	18	16	36
Total contractual cash obligations	$8,565	$835	$2,437	$3,655	$1,638

	Amount of commitment expiration per period
		Less than					More than
	Total	one year	1 - 3 years		3 - 5 years		5 years
Other commercial commitments:
Standby letters of credit	$42	$42	$		$		$
Total commercial commitments	$42	$42		$—		$—	$—
(1)	Amounts based on rates and assumptions at December 31, 2019.
(2)	The Company’s purchase obligations consist principally of contracted amounts for energy and molds. In cases where variable prices are involved, current market prices have been used. The amount above does not include ordinary course of business purchase orders because the majority of such purchase orders may be canceled. The Company does not believe such purchase orders will adversely affect its liquidity position.
(3)	In order to maintain minimum funding requirements, the Company is required to make contributions to its defined benefit pension plans of approximately $52 million in 2020. Future funding requirements for the Company’s pension plans will depend largely on actual asset returns and future actuarial assumptions, such as discount rates, and can vary significantly.

The Company is unable to make a reasonably reliable estimate as to when cash settlement with taxing authorities may occur for its unrecognized tax benefits. Therefore, the liability for unrecognized tax benefits is not included in the table above. See Note 12 to the Consolidated Financial Statements for additional information.

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

The Company believes that accounting for the impairment of long-lived assets, pension benefit plans, contingencies and litigation related to its asbestos-related liability, and income taxes involves the more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Impairment testing requires estimation of projected future cash flows generated by the asset group. The assumptions underlying cash flow projections represent management’s best estimates at the time of the impairment review. Factors that management must estimate include, among other things: industry and market conditions, sales volume and prices, production costs and inflation. Changes in key assumptions or actual conditions which differ from estimates could result in an impairment charge. The Company uses reasonable and supportable assumptions when performing impairment reviews and cannot predict the occurrence of future events and circumstances that could result in impairment charges.

Goodwill –Goodwill is tested for impairment annually as of October 1 (or more frequently if impairment indicators arise). U.S. GAAP permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the quantitative impairment test described in ASC Topic 350. In conducting the qualitative assessment, the Company considers relevant events and circumstances that affect the fair value or carrying value of each reporting unit. Such events and circumstances could include macroeconomic conditions, industry and market considerations, overall financial performance, entity and reporting unit specific events, cost factors and capital markets pricing. The Company considers the extent to which each of the adverse events and circumstances identified affect the comparison of each reporting unit’s fair value and its carrying value. The Company places more weight on the events and circumstances that most affect the reporting unit’s fair value or the carrying value of its net assets. The Company considers positive and mitigating events and circumstances that may affect its determination of whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. These factors are all considered by management in reaching its conclusion about whether to perform the quantitative step of the impairment test.

When performing a quantitative test for goodwill impairment, the Company compares the business enterprise value (“BEV”) of each reporting unit with its carrying value. The BEV is computed based on estimated future cash flows, discounted at the weighted average cost of capital of a hypothetical third-party buyer. If the BEV is less than the carrying value for any reporting unit, then any excess of the carrying value over the BEV is recorded as an impairment loss.  The calculations of the BEV are based on internal and external inputs, such as projected future cash flows of the reporting units, discount rates, terminal business value, among other assumptions. The valuation approach utilized by management represents a Level 3 fair value measurement measured on a non-recurring basis in the fair value hierarchy due to the Company’s use of unobservable inputs. The Company’s projected future cash flows incorporates management’s best estimates of the expected future results including, but not limited to, price trends, customer demand, material costs, asset replacement costs and any other known factors.

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

As part of its on-going assessment of goodwill, the Company determined that indicators of impairment had occurred during the third quarter of 2019. The triggering events were management’s update to its long-range plan, which indicated lower projected future cash flows for its North American reporting unit (in the Americas segment) as compared to the projections used in the most recent goodwill impairment test performed as of October 1, 2018, and a significant reduction in the Company’s share price. As a result, the Company recorded a non-cash impairment charge of $595 million in the third quarter of 2019, which was equal to the excess of the North American reporting unit's carrying value over its fair value. Goodwill related to the Company’s other reporting units was determined to not be impaired as a result of the interim impairment analysis.

During the fourth quarter of 2019, the Company completed its annual impairment testing through a qualitative assessment, and after evaluating the results, events and circumstances of the Company concluded that it had sufficient evidence that it was more likely than not that the estimated fair value of each of its reporting units exceeded its carrying value. Goodwill at December 31, 2019, totaled approximately $1.9 billion, representing 20% of total assets. The Company has four reporting units of which three of the reporting units have goodwill and include approximately $859 million of recorded goodwill to the Company’s Europe reporting unit, approximately $446 million of recorded goodwill to the Company’s North America reporting unit and approximately $629 million of recorded goodwill to the Company’s Latin America reporting unit. The remaining balances of goodwill remain susceptible to future impairment charges. If the Company’s projected future cash flows were substantially lower, or if the assumed weighted average cost of capital were substantially higher, the testing performed during 2019 may have indicated an impairment in one of the Company’s other reporting units or additional impairment of the North American reporting unit’s goodwill. Any impairment charges that the Company may take in the future could be material to its consolidated results of operations and financial condition.

During the time subsequent to the annual evaluation, and at December 31, 2019, the Company considered whether any events and/or changes in circumstances had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired and has determined that no such events have occurred. The Company will monitor conditions throughout 2020 that might significantly affect the projections and variables used in the impairment test to determine if a review prior to October 1 may be appropriate. If the results of impairment testing confirm that a write down of goodwill is necessary, then the Company will record a charge in the fourth quarter of 2020, or earlier if appropriate. In the event the Company would be required to record a significant write down of goodwill, the charge would have a material adverse effect on reported results of operations and net worth.

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

Pension Benefit Plans

Estimates—The determination of pension obligations and the related pension expense or credits to operations involves certain estimation. The most critical estimates are the discount rate used to calculate the actuarial present value of benefit obligations and the expected long-term rate of return on plan assets. The Company uses discount rates based on yields of high quality fixed rate debt securities at the end of the year. At December 31, 2019, the weighted average discount rate was 3.39% and 2.53% for U.S. and non-U.S. plans, respectively. The Company uses an expected long-term rate of return on assets that is based on both past performance of the various plans’ assets and estimated future performance of the assets. Due to the nature of the plans’ assets and the volatility of debt and equity markets, actual returns may vary significantly from year to year. The Company refers to average historical returns over longer periods (up to 10 years) in determining its expected rates of return because short-term fluctuations in market values do not reflect the rates of return the Company expects to achieve based upon its long-term investing strategy. For purposes of determining pension charges and credits in 2019, the Company’s estimated weighted average expected long-term rate of return on plan assets is 7.25% for U.S. plans and 5.50% for non-U.S. plans compared to 7.25% for U.S. plans and 5.52% for non-U.S. plans in 2018. The Company recorded pension expense from continuing operations (exclusive of settlement charges) of $25 million, $26 million, and $21 million for the U.S. plans in 2019, 2018, and 2017, respectively, and $7 million, $6 million, and $8 million for the non-U.S. plans in 2019, 2018, and 2017, respectively. Depending on currency translation rates, the Company expects to record approximately $37 million of total pension expense for the full year of 2020. The 2020 pension expense will reflect a 7.25% and 5.50% expected long-term rate of return for the U.S. assets and non-U.S. assets, respectively.

Future effects on reported results of operations depend on economic conditions and investment performance. For example, a one-half percentage point change in the actuarial assumption regarding discount rates used to calculate plan liabilities or in the expected rate of return on plan assets would result in a change of approximately $6 million and $10 million, respectively, in the pretax pension expense for the full year 2020.

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

Contingencies and Litigation Related to Asbestos Liability

For many years, the Company has conducted an annual comprehensive legal review of its asbestos-related liabilities and costs in connection with finalizing and reporting its annual results of operations, unless significant changes in trends or new developments warrant an earlier review. As part of its annual comprehensive legal review for the year ended December 31, 2019, the Company provided historical claims filing data to a third party consultant with expertise in predicting future claims filings based on actuarial inputs such as disease incidence and mortality. The Company used those estimates of total future claims, along with its legal judgment regarding an estimation of future disposition costs and related legal costs, as inputs to develop a reasonable estimate of probable liability.

Following the Corporate Modernization transactions, asbestos-related liabilities that were previously paid by O-I now reside at Paddock. On January 6, 2020, Paddock voluntarily filed for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware, to equitably and finally resolve all of its current and future asbestos-related claims. O-I Glass and O-I Group were not included in the Chapter 11 filing. Paddock’s ultimate goal in its Chapter 11 case is to confirm a plan of reorganization under Section 524(g) of the Bankruptcy Code and utilize this specialized provision to establish a trust that will address all current and future asbestos-related claims. Because the Chapter 11 proceedings are in the beginning stages, it is not possible to predict the form of any ultimate resolution or when an ultimate resolution might occur. The Company undertook the Corporate Modernization transactions to improve the Company’s operating efficiency and cost structure and to structurally separate the legacy liabilities of O-I to reside within Paddock, separating the liabilities from the active operations of the Company’s subsidiaries, while fully maintaining Paddock’s ability to access the value of those operations to support its legacy liabilities through the support agreement. The Corporate Modernization transactions also helped ensure that Paddock has the same ability to fund the costs of defending and resolving present and future Asbestos Claims as O-I previously did, through Paddock’s retention of its own assets to satisfy these claims and through its access to additional funds from the Company through the support agreement. The ultimate amount that the Company may be required to fund on account of such asbestos-related liabilities paid out in connection with a confirmed Chapter 11 plan of reorganization cannot be estimated with certainty.

The significant assumptions underlying the material components of the Company’s accrual are described in the Risk Factors section and in Note 14 and Note 22 to the Consolidated Financial Statements. Changes in these significant assumptions have the potential to impact the Company’s asbestos-related liability.

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

Deferred tax assets and liabilities are recognized for the tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities measured using enacted tax rates and for tax attributes such as operating losses and tax credit carryforwards. Deferred tax assets and liabilities are determined separately for each tax jurisdiction on a separate or on a consolidated tax filing basis, as applicable, in which the Company conducts its operations or otherwise incurs taxable income or losses. A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. The Company considers the following possible sources of taxable income when assessing the realization of deferred tax assets:

●	taxable income in prior carryback years;

●	future reversals of existing taxable temporary differences;
●	future taxable income exclusive of reversing temporary differences and carryforwards; and
●	prudent and feasible tax planning strategies that the Company would be willing to undertake to prevent a deferred tax asset from otherwise expiring.

The assessment regarding whether a valuation allowance is required or whether a change in judgment regarding the valuation allowance has occurred also considers all available positive and negative evidence, including but not limited to:

●	nature, frequency, and severity of cumulative losses in recent years;
●	duration of statutory carryforward and carryback periods;
●	statutory limitations against utilization of tax attribute carryforwards against taxable income;
●	historical experience with tax attributes expiring unused; and
●	near- and medium-term financial outlook.

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

The U.S. Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduced the U.S. federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign sourced earnings. Additional guidance is likely to be issued providing further clarification on the application of the Act, and global taxing authorities will be reviewing current legislation for potential modifications in reaction to the implementation of the Act. This additional guidance, along with the potential for additional global tax legislation changes, could have a material adverse impact on net income and cash flow by impacting significant deductions or income inclusions.

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

Foreign Currency Exchange Rate Risk

Earnings of Operations Outside the United States

A substantial portion of the Company’s operations are conducted by subsidiaries outside the U.S. The primary international markets served by the Company’s subsidiaries are in Canada, Australia, China, Latin America (principally Brazil, Colombia, and Mexico), and Europe (principally France, Germany, Italy, the Netherlands, Poland, Spain, and the United Kingdom). In general, revenues earned and costs incurred by the Company’s major international operations are denominated in their respective local currencies. Consequently, the Company’s reported financial results could be affected by factors such as changes in foreign currency exchange rates or highly inflationary economic conditions in the international markets in which the Company’s subsidiaries operate. When the U.S. dollar strengthens against foreign currencies, the reported U.S. dollar value of local currency earnings generally decreases; when the U.S. dollar weakens against foreign currencies, the reported U.S. dollar value of local currency earnings generally increases. For the years ended December 31, 2019, 2018, and 2017, the Company did not have any significant foreign subsidiaries whose functional currency was the U.S. dollar.

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

Foreign Exchange Derivative Contracts and not Designated as Hedging Instruments

The Company uses short-term forward exchange or option agreements to purchase foreign currencies at set rates in the future. These agreements are used to limit exposure to fluctuations in foreign currency exchange rates for significant planned purchases of fixed assets or commodities that are denominated in currencies other than the subsidiaries’ functional currency. The Company also uses foreign exchange agreements to offset the foreign currency risk for receivables and payables, including intercompany receivables, payables and loans, not denominated in, or indexed to, their functional currencies. At December 31, 2019 and 2018, the net fair value of such agreements was a net asset of $1 million and a net liability of less than $1 million, respectively.

Cash Flow Hedges of Foreign Exchange Risk

The Company has variable-interest rate borrowings denominated in currencies other than the functional currency of the borrowing subsidiaries. As a result, the Company is exposed to fluctuations in the currency of the borrowing against the subsidiaries’ functional currency.  The Company uses derivatives to manage these exposures and designates these derivatives as cash flow hedges of foreign exchange risk.  For these derivatives designated as cash flow hedges of foreign exchange risk the gain or loss on the derivative is recorded in Accumulated OCI and is subsequently reclassified into earnings in the period for which the hedged forecasted transaction affects earnings. At December 31, 2019 and 2018, the net fair value of such swap contracts was a net asset of $3 million and a net asset of $9 million, respectively.

Interest Rate Risk

The Company’s interest expense is most sensitive to changes in the general level of interest rates applicable to the term loans under its Agreement (see Note 13 to the Consolidated Financial Statements for further information). The Company’s interest rate risk management objective is to limit the impact of interest rate changes on net income and cash flow, while minimizing interest payments and expense. To achieve this objective, the Company regularly evaluates its mix of fixed and floating-rate debt, and, from time to time, may enter into interest rate swap agreements.

The following table provides information about the Company’s interest rate sensitivity related to its significant debt obligations, including interest rate swap agreements, at December 31, 2019. The table presents principal cash flows and related weighted-average interest rates by expected maturity date.

								Fair Value at
(Dollars in millions)	2020	2021	2022	2023	2024	Thereafter	Total	12/31/2019
Long-term debt at variable rate:
Principal by expected maturity	$17	$24	$30	$30	$1,316	$—	$1,417	$1,460
Avg. principal outstanding	$1,408	$1,388	$1,361	$1,331	$658	$—
Avg. interest rate	2.82%	2.82%	2.81%	2.80%	2.77%	—%
Long-term debt at fixed rate:
Principal by expected maturity	$32	$513	$552	$1,050	$748	$1,172	$4,067	$4,246
Avg. principal outstanding	$4,042	$3,539	$2,997	$1,951	$1,210	$66
Avg. interest rate	3.64%	3.91%	3.76%	3.39%	4.44%	4.24%

The Company believes the near term exposure to interest rate risk of its debt obligations has not changed materially since December 31, 2019.

In addition, the determination of pension obligations and the related pension expense or credits to operations involves significant estimates. Future funding requirements for the Company’s pension plans will depend largely on actual asset returns and future actuarial assumptions, such as discount rates, and can vary significantly. The discount rate is a significant estimate that is used to calculate the actuarial present value of benefit obligations and is based on yields of high quality fixed rate debt securities at the end of the year. For example, a one-half percentage point change in the actuarial assumption regarding discount rates used to calculate plan liabilities or in the expected rate of return on plan assets would result in a change of approximately $6 million and $10 million, respectively, in the pretax pension expense for the full year 2019.

Interest Rate Swap Agreements

The Company’s objectives in using interest rate derivatives are to manage its exposure to interest rate movements and to maintain a capital structure containing appropriate amounts of fixed and floating-rate debt. To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments. These interest rate swap agreements were used to hedge the variable cash flows associated with variable-rate debt. At December 31, 2019 and 2018, the net fair value of such swap contracts was a net asset of $7 million and $5 million, respectively.

Commodity Price Risk

The Company enters into commodity forward contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows. At December 31, 2019 and 2018, the net fair value of such contracts was a net asset of $1 million for both periods. The Company believes the near term exposure to commodity price risk of its commodity forward contracts was not material at December 31, 2019.

Forward-Looking Statements

This document contains "forward-looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933. Forward-looking statements reflect the Company's current expectations and projections about future events at the time, and thus involve uncertainty and risk. The words “believe,” “expect,” “anticipate,” “will,” “could,” “would,” “should,” “may,” “plan,” “estimate,” “intend,” “predict,” “potential,” “continue,” and the negatives of these words and other similar expressions generally identify forward-looking statements. It is possible the Company's future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) the Company’s ability to obtain the benefits it anticipates from the Corporate Modernization, (2) risks inherent in, and potentially adverse developments related to, the Chapter 11 bankruptcy proceeding involving Paddock, that could adversely affect the Company and the Company’s liquidity or results of operations, including the impact of deconsolidating Paddock from the Company’s financials, risks from asbestos-related claimant representatives asserting claims against the Company and potential for litigation and payment demands against the Company by such representatives and other third parties, (3) the Company’s ability to accurately estimate Paddock’s asbestos-related liability or to control the timing and occurrence of events related to outstanding asbestos-related claims, including but not limited to the Company’s obligations to make payments to resolve such claims under the terms of its support agreement with Paddock, (4) the Company’s ability to manage its cost structure, including its success in implementing restructuring or other plans aimed at improving the Company’s operating efficiency and working capital management, achieving cost savings, and remaining well-positioned to address Paddock’s legacy liabilities, (5) the Company’s ability to acquire or divest businesses, acquire and expand plants, integrate operations of acquired businesses and achieve expected benefits from acquisitions, divestitures or expansions, (6) the Company’s ability to achieve its strategic plan, (6) foreign currency fluctuations relative to the U.S. dollar, (8) changes in capital availability or cost, including interest rate fluctuations and the ability of the Company to refinance debt at favorable terms, (9) the general political, economic and competitive conditions in markets and countries where the Company has operations, including uncertainties related to Brexit, economic and social conditions, disruptions in the supply chain, competitive pricing pressures, inflation or deflation, and changes in tax rates and laws, (10) the Company’s ability to generate sufficient future cash flows to ensure the Company’s goodwill is not impaired, (11) consumer preferences for alternative forms of packaging, (12) cost and availability of raw materials, labor, energy and transportation, (13) consolidation among competitors and customers, (14) unanticipated expenditures with respect to data privacy, environmental, safety and health laws, (15) unanticipated operational disruptions, including higher capital spending, (16) the Company’s ability to further develop its sales, marketing and product development capabilities, (17) the failure of the Company’s joint venture partners to meet their obligations or commit additional capital to the joint venture, (18) the ability of the Company and the third parties on which it relies for information technology system support to prevent and detect security breaches related to cybersecurity and data privacy, (19) changes in U.S. trade policies, and the other risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and any subsequently filed Quarterly Report on Form 10-Q. It is not possible to foresee or identify all such factors. Any forward-looking statements in this document are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. Forward-looking statements are not a guarantee of future performance and actual results or developments may differ materially from expectations. While the Company continually reviews trends and uncertainties affecting the Company's results of operations and financial condition, the Company does not assume any obligation to update or supplement any particular forward-looking statements contained in this document.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Share Owners and the Board of Directors of O-I Glass, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of O-I Glass, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of results of operations, comprehensive income (loss), share owners’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosure to which they relate.

Asbestos-related liabilities
Description of the Matter

As discussed in Note 14 to the consolidated financial statements, the Company receives claims from individuals alleging bodily injury and death as a result of exposure to asbestos. As of December 31, 2019, the Company’s asbestos-related liabilities were $486 million.

Auditing management’s annual calculation of its estimated asbestos-related liabilities was complex and highly judgmental due to the significant estimation required in determining the number of future asbestos claims likely to be asserted against the Company, disposition costs and the related legal costs. These assumptions had a significant effect on the estimated asbestos-related liabilities.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s identification and evaluation of asbestos-related claims and the measurement of the estimated asbestos-related liabilities. Our audit procedures included testing controls over the Company’s review of the assumptions and methodologies used in the development of the asbestos-related liabilities estimate, as well as the Company’s review of the completeness and accuracy of the data used in the Company’s analysis.

To test the Company’s identification and evaluation of asbestos-related claims, among other procedures, we read summaries of filed lawsuits and claims disposed of during the year, requested and received an internal legal counsel letter, met with internal legal counsel to discuss the nature and status of claims, met with management’s third-party consultant, tested the underlying data used in the Company’s assessment, and performed a lookback analysis on claims data. Additional audit procedures to test the Company’s measurement of the asbestos-related liabilities included testing the completeness and accuracy of the underlying claims data provided to management’s third-party consultant, testing the estimated legal costs based on historical experience, and an evaluation of new or contrary evidence that would affect the estimate. Furthermore, we involved our actuarial specialists to assist in our evaluation of the methodologies applied and assumptions used by management’s third-party consultant.

Valuation of Goodwill – North American Reporting Unit
Description of the Matter

As of December 31, 2019, the Company’s goodwill balance associated with the North American reporting unit was $446 million. As discussed in Note 6 to the consolidated financial statements, goodwill is tested for impairment at least annually, or more frequently if impairment indicators arise. During the third quarter of 2019, the Company determined that indicators of impairment had occurred in its North American reporting unit (included in the Americas segment) and an interim impairment test was performed. As a result of the Company’s interim goodwill impairment test, the Company recorded a non-cash impairment charge of $595 million in the North American reporting unit in the third quarter of 2019.

Auditing management’s goodwill impairment test was complex and judgmental due to the significant estimation required to determine the fair value of the North American reporting unit. In particular, the fair value estimate was sensitive to assumptions, such as projected future cash flows of the reporting unit and changes in the weighted average cost of capital, which are affected by expectations about future market or economic conditions and the impact of planned business and operating strategies.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the assumptions and methodologies used in the calculation of the fair value of the reporting unit, as well as the Company’s review of the completeness and accuracy of the data used in the Company’s analysis.

To test the estimated fair value of the Company’s North American reporting unit, we performed audit procedures that included, among others, testing the underlying assumptions used in the Company’s analysis, testing the completeness and accuracy of the underlying projected future cash flows used by management and testing of the calculation of the fair value of the reporting unit. We compared the assumptions used by management to historical results. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses over certain assumptions used by management to evaluate the changes in the fair value of the reporting unit that would result from changes in those assumptions. In addition, we involved our valuation specialists to assist with our evaluation of the methodologies applied and assumptions used by management.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1987

Toledo, Ohio
February 21, 2020

O-I Glass, Inc.

CONSOLIDATED RESULTS OF OPERATIONS

Dollars in millions, except per share amounts

Years ended December 31,	2019	2018	2017
Net sales	$6,691	$6,877	$6,869
Cost of goods sold	(5,483)	(5,594)	(5,536)
Gross profit	1,208	1,283	1,333
Selling and administrative expense	(439)	(483)	(484)
Research, development and engineering expense	(68)	(70)	(60)
Interest expense, net	(311)	(261)	(268)
Equity earnings	78	77	77
Other expense, net (incl. goodwill impairment)	(729)	(269)	(323)
Earnings (loss) from continuing operations before income taxes	(261)	277	275
Provision for income taxes	(118)	(108)	(70)
Earnings (loss) from continuing operations	(379)	169	205
Gain (loss) from discontinued operations	(3)	113	(3)
Net earnings (loss)	(382)	282	202
Net earnings attributable to noncontrolling interests	(18)	(25)	(22)
Net earnings (loss) attributable to the Company	$(400)	$257	$180
Amounts attributable to the Company:
Earnings (loss) from continuing operations	$(397)	$144	$183
Gain (loss) from discontinued operations	(3)	113	(3)
Net earnings (loss)	$(400)	$257	$180
Basic earnings per share:
Earnings (loss) from continuing operations	$(2.56)	$0.90	$1.12
Gain (loss) from discontinued operations	(0.02)	0.71	(0.01)
Net earnings (loss)	$(2.58)	$1.61	$1.11
Diluted earnings per share:
Earnings (loss) from continuing operations	$(2.56)	$0.89	$1.11
Gain (loss) from discontinued operations	(0.02)	0.70	(0.01)
Net earnings (loss)	$(2.58)	$1.59	$1.10
Dividends declared per common share	$0.15	$0.05	$—

See accompanying Notes to the Consolidated Financial Statements.

O-I Glass, Inc.

CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

Dollars in millions

Years ended December 31,	2019	2018	2017
Net earnings (loss)	$(382)	$282	$202
Other comprehensive income (loss):
Foreign currency translation adjustments	58	(174)	70
Pension and other postretirement benefit adjustments, net of tax	45	30	289
Change in fair value of derivative instruments, net of tax	4	(6)	(8)
Other comprehensive income (loss)	107	(150)	351
Total comprehensive income (loss)	(275)	132	553
Comprehensive income attributable to noncontrolling interests		(17)	(27)
Comprehensive income (loss) attributable to the Company	$(275)	$115	$526

See accompanying Notes to the Consolidated Financial Statements.

O-I Glass, Inc.

CONSOLIDATED BALANCE SHEETS

Dollars in millions

December 31,	2019	2018
Assets
Current assets:
Cash and cash equivalents	$551	$512
Trade receivables, net of allowances of $32 million and $35 million at December 31, 2019 and 2018, respectively	621	549
Inventories	1,045	1,018
Prepaid expenses and other current assets	271	278
Total current assets	2,488	2,357
Other assets:
Equity investments	694	698
Pension assets	42	44
Other assets	808	602
Intangibles	371	400
Goodwill	1,934	2,513
Total other assets	3,849	4,257

Property, plant and equipment:
Land, at cost	275	244
Buildings and equipment, at cost:
Buildings and building equipment	1,267	1,141
Factory machinery and equipment	5,623	5,193
Transportation, office and miscellaneous equipment	104	102
Construction in progress	359	344
	7,628	7,024
Less accumulated depreciation	4,355	3,939
Net property, plant and equipment	3,273	3,085
Total assets	$9,610	$9,699

See accompanying Notes to the Consolidated Financial Statements.

O-I Glass, Inc.

CONSOLIDATED BALANCE SHEETS (Continued)

Dollars in millions, except per share amounts

December 31,	2019	2018
Liabilities and Share Owners’ Equity
Current liabilities:
Accounts payable	$1,276	$1,321
Salaries and wages	132	157
U.S. and foreign income taxes	32	34
Current portion of asbestos-related liabilities		160
Other accrued liabilities	431	375
Short-term loans	75	127
Long-term debt due within one year	49	33
Total current liabilities	1,995	2,207
Long-term debt	5,435	5,181
Deferred taxes	110	96
Pension benefits	528	534
Nonpension postretirement benefits	135	145
Other liabilities	357	194
Asbestos-related liabilities	486	442
Share owners’ equity:
Share owners’ equity of the Company:
Common stock, par value $.01 per share, 250,000,000 shares authorized, 188,447,335 and 186,575,999 shares issued (including treasury shares), respectively	2	2
Capital in excess of par value	3,130	3,124
Treasury stock, at cost, 32,573,359 and 30,917,603 shares, respectively	(733)	(705)
Retained earnings (accumulated deficit)	(89)	333
Accumulated other comprehensive loss	(1,843)	(1,968)
Total share owners’ equity of the Company	467	786
Noncontrolling interests	97	114
Total share owners’ equity	564	900
Total liabilities and share owners’ equity	$9,610	$9,699

See accompanying Notes to the Consolidated Financial Statements.

O-I Glass, Inc.

CONSOLIDATED SHARE OWNERS’ EQUITY

Dollars in millions

	Share Owners’ Equity of the Company

	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings (accumulated deficit)	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Share Owners' Equity
Balance on January 1, 2017	$2	3,080	(560)	(96)	(2,172)	109	363
Issuance of common stock (0.1 million shares)		1					1
Reissuance of common stock (0.4 million shares)			9				9
Stock compensation (0.3 million shares)		18					18
Net earnings				180		22	202
Other comprehensive income					346	5	351
Distributions to noncontrolling interests						(17)	(17)
Balance on December 31, 2017	2	3,099	(551)	84	(1,826)	119	927
Issuance of common stock (0.03 million shares)							—
Reissuance of common stock (0.4 million shares)		(2)	9				7
Treasury shares purchased (8.6 million shares)			(163)				(163)
Stock compensation (0.8 million shares)		27					27
Dividends declared (a)				(8)			(8)
Net earnings				257		25	282
Other comprehensive loss					(142)	(8)	(150)
Distributions to noncontrolling interests						(22)	(22)
Balance on December 31, 2018	2	3,124	(705)	333	(1,968)	114	900
Issuance of common stock (0.1 million shares)		2					2
Reissuance of common stock (0.4 million shares)		(6)	15				9
Treasury shares purchased (2.1 million shares)			(38)				(38)
Stock compensation (1.7 million shares)		10					10
Dividends declared (b)				(22)			(22)
Net earnings (loss)				(400)		18	(382)
Other comprehensive income (loss)					125	(18)	107
Distributions to noncontrolling interests						(17)	(17)
Other			(5)				(5)
Balance on December 31, 2019	$2	$3,130	$(733)	$(89)	$(1,843)	$97	$564
(a) The Company's Board of Directors declared a quarterly cash dividend of five cents per share of common stock in the fourth quarter of 2018.
(b) The Company's Board of Directors declared a quarterly cash dividend of five cents per share of common stock in the second, third and fourth quarters of 2019.

See accompanying Notes to the Consolidated Financial Statements.

O-I Glass, Inc.

CONSOLIDATED CASH FLOWS

Dollars in millions

Years ended December 31,	2019	2018	2017
Operating activities:
Net earnings (loss)	$(382)	$282	$202
Loss (gain) from discontinued operations	3	(113)	3
Non-cash charges (credits):
Depreciation	390	388	387
Amortization of intangibles and other deferred items	109	106	101
Amortization of finance fees and debt discount	10	13	13
Deferred tax provision (benefit)	7	(9)	(12)
Pension expense	32	32	29
Restructuring, asset impairment and related charges	69	92	72
Charges for asbestos-related cost	35	125
Pension settlement charges	26	74	218
Goodwill impairment charge	595
Gain on sale of equity investment	(107)
Other asset impairments	22
Pension contributions	(33)	(34)	(31)
Asbestos-related payments	(151)	(105)	(110)
Cash paid for restructuring activities	(54)	(32)	(62)
Change in components of working capital	(176)	15	(89)
Other, net	13	(41)	3
Cash provided by continuing operating activities	408	793	724
Cash utilized in discontinued operating activities	(3)	(2)	(3)
Total cash provided by operating activities	405	791	721
Investing activities:
Cash payments for property, plant and equipment	(426)	(536)	(441)
Acquisitions, net of cash acquired	(190)	(123)	(39)
Contributions and advances to joint ventures	(22)	(52)
Net cash proceeds on disposal of assets	197	11	14
Other, net	4	2
Cash utilized in continuing investing activities	(437)	(698)	(466)
Cash provided by discontinued investing activities			115
Total cash utilized in investing activities	(437)	(698)	(351)
Financing activities:
Additions to long-term debt	4,265	2,511	1,458
Repayments of long-term debt	(4,099)	(2,353)	(1,764)
Increase (decrease) in short-term loans	49	(18)	(36)
Payment of finance fees	(85)	(13)	(28)
Dividends paid	(31)
Net cash proceeds for hedging activity	28
Distributions paid to noncontrolling interests	(17)	(22)	(17)
Treasury shares repurchased	(38)	(163)
Issuance of common stock and other	(4)	5	(5)
Cash provided by (utilized in) financing activities	68	(53)	(392)
Effect of exchange rate fluctuations on cash	3	(20)	22
Increase in cash	39	20	—
Cash and cash equivalents at beginning of period	512	492	492
Cash and cash equivalents at end of period	$551	$512	$492

See accompanying Notes to the Consolidated Financial Statements.

1. Significant Accounting Policies

Basis of Consolidated Statements The consolidated financial statements of the Company (as defined below) include the accounts of its subsidiaries. Newly acquired subsidiaries have been included in the consolidated financial statements from dates of acquisition.

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

The term “Company,” as used herein and unless otherwise stated or indicated by context, refers to Owens-Illinois, Inc. (“O-I”) prior to the Corporate Modernization (as defined below) and to O-I Glass, Inc. (“O-I Glass”) after the Corporate Modernization.

On December 26 and 27, 2019, the Company implemented the Corporate Modernization pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of December 26, 2019, among O-I, O-I Glass and Paddock Enterprises, LLC (“Paddock”).

The Corporate Modernization was conducted pursuant to Section 251(g) of the General Corporation Law of the State of Delaware (the “DGCL”), which permits the creation of a holding company through a merger with a direct or indirect wholly owned subsidiary of the constituent corporation without stockholder approval. The Corporate Modernization involved a series of transactions (together with certain related transactions, the “Corporate Modernization”) pursuant to which (1) O-I formed a new holding company, O-I Glass, as a direct wholly owned subsidiary of O-I and a sister company to Owens-Illinois Group, Inc. (“O-I Group”), (2) O-I Glass formed a new Delaware limited liability company, Paddock, as a direct wholly owned subsidiary of O-I Glass, (3) O-I merged with and into Paddock, with Paddock continuing as the surviving entity and as a direct wholly owned subsidiary of O-I Glass (the “Merger”) and (4) Paddock distributed 100% of the capital stock of O-I Group to O-I Glass, as a result of which O-I Group is a direct wholly owned subsidiary of O-I Glass and sister company to Paddock.

Upon the effectiveness of the Merger, each share of O-I stock held immediately prior to the Merger automatically converted into a right to receive an equivalent corresponding share of O-I Glass stock, having the same designations, rights, powers and preferences and the qualifications, limitations, and restrictions as the corresponding share of O-I stock being converted. Immediately after the Corporate Modernization, O-I Glass had, on a consolidated basis, the same assets, businesses and operations as O-I had immediately prior to the Corporate Modernization. After the Corporate Modernization, O-I’s stockholders became stockholders of O-I Glass. The implementation of the Corporate Modernization was accounted for as a merger under common control.

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

See accompanying Notes to the Consolidated Financial Statements.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Revenue Recognition Revenue is recognized at the point in time when obligations under the terms of the Company’s contracts and related purchase orders with its customers are satisfied, which primarily takes place when products are shipped from the Company’s manufacturing or warehousing facilities to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods, which includes estimated provisions for rebates, discounts, returns and allowances. Sales, value added, and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue.

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

Goodwill Goodwill represents the excess of cost over fair value of net assets of businesses acquired. Goodwill is evaluated annually, as of October 1, for impairment or more frequently if an impairment indicator exists, by comparing the estimated fair value of each reporting unit to its carrying value. If the carrying value exceeds the fair value, an impairment charge is recorded in the period of the evaluation based on that difference.

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

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

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

New Accounting Standards

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

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

corresponding right-of-use assets for operating leases as of January 1, 2019. The adoption of ASU No. 2016-02 had no material impact on the Company’s retained earnings, consolidated results of operations or consolidated cash flows.

The Company elected the package of practical expedients relating to the identification, classification and initial direct costs of leases commencing before the effective date, and the transitional practical expedient for the treatment of existing land easements; however, the Company did not elect the hindsight transitional practical expedient. The Company has also elected the practical expedient to not account for lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) separately from the nonlease components (e.g., common-area maintenance costs). See Note 11, Leases, for additional information.

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

Income Taxes - In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. The ASU removes certain exceptions to the general principles of ASC 740 in order to reduce cost and complexity of its application. In addition, the ASU improves consistency and simplifies GAAP in several areas of ASC 740 by clarifying and amending existing guidance. The guidance is effective for the Company for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption is permitted in interim or annual periods for which financial statements have not yet been issued, with any adjustments reflected as of the beginning of the fiscal year of adoption. Entities that elect early adoption must adopt all the amendments in the same period. The Company adopted this standard in the fourth quarter of 2019. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

O-I Glass, Inc.
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

Financial information regarding the Company’s reportable segments is as follows:

	2019	2018	2017
Net sales:
Americas	$3,622	$3,638	$3,711
Europe	2,387	2,489	2,375
Asia Pacific	634	675	714
Reportable segment totals	6,643	6,802	6,800
Other	48	75	69
Net sales	$6,691	$6,877	$6,869

	2019	2018	2017
Segment operating profit:
Americas	$495	$585	$614
Europe	317	316	263
Asia Pacific	29	44	65
Reportable segment totals	841	945	942
Items excluded from segment operating profit:
Retained corporate costs and other charges	(97)	(106)	(104)
Charge for goodwill impairment	(595)
Charge for asbestos-related costs	(35)	(125)
Pension settlement charges	(26)	(74)	(218)
Restructuring, asset impairment and other	(114)	(102)	(77)
Strategic transaction and corp. modernization costs	(31)
Gain on sale of equity investment	107
Interest expense, net	(311)	(261)	(268)
Earnings (loss) from continuing operations before income taxes	$(261)	$277	$275

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

				Reportable	Retained	Consoli-
			Asia	Segment	Corp Costs	dated
	Americas	Europe	Pacific	Totals	and Other	Totals
Total assets:
2019	$5,264	$3,127	$1,012	$9,403	$207	$9,610
2018	5,497	3,036	918	9,451	248	9,699
2017	5,411	3,133	1,001	9,545	211	9,756
Equity investments:
2019	$491	$101	$102	$694	$	$694
2018	429	98	106	633	65	698
2017	259	95	114	468	57	525
Equity earnings:
2019	$38	$18	$2	$58	$20	$78
2018	39	21		60	17	77
2017	41	18		59	18	77
Capital expenditures:
2019	$178	$177	$66	$421	$5	$426
2018	255	187	92	534	2	536
2017	233	152	55	440	1	441
Depreciation and amortization expense:
2019	$292	$136	$60	$488	$11	$499
2018	293	136	55	484	10	494
2017	310	125	43	478	10	488

The Company’s tangible long lived assets, including property, plant and equipment and operating lease right-of-use assets, by geographic segment are as follows:

	U.S.	Non-U.S.	Total
2019	$778	$2,698	$3,476
2018	681	2,404	3,085
2017	757	2,374	3,131

The Company’s net sales by geographic segment are as follows:

	U.S.	Non-U.S.	Total
2019	$1,914	$4,777	$6,691
2018	2,020	4,857	6,877
2017	2,072	4,797	6,869

None of the years presented had a country with operations outside of the U.S. that accounted for more than 10% or more of consolidated net sales.

O-I Glass, Inc.
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

Revenue is recognized at a point in time when obligations under the terms of the Company’s contracts and related purchase orders with its customers are satisfied. This occurs with the transfer of control of glass containers, which primarily takes place when products are shipped from the Company’s manufacturing or warehousing facilities to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods, which includes estimated provisions for rebates, discounts, returns and allowances. Sales, value added, and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. The Company’s payment terms are based on customary business practices and can vary by customer type. The term between invoicing and when payment is due is not significant. Also, the Company elected to account for shipping and handling costs as a fulfillment cost at the time of shipment.

For the year ended December 31, 2019, the Company had no material bad debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Consolidated Balance Sheet. For the year ended December 31, 2019, revenue recognized from prior periods (for example, due to changes in transaction price) was not material.

The following table for the year ended December 31, 2019 disaggregates the Company’s revenue by customer end use:

	Americas	Europe	Asia Pacific	Total

Alcoholic beverages (beer, wine, spirits)	$2,301	$1,715	$443	$4,459
Food and other	760	433	114	1,307
Non-alcoholic beverages	561	239	77	877
Reportable segment totals	$3,622	$2,387	$634	$6,643
Other				48
Net sales				$6,691

The following table for the year ended December 31, 2018 disaggregates the Company’s revenue by customer end use:

	Americas	Europe	Asia Pacific	Total

Alcoholic beverages (beer, wine, spirits)	$2,281	$1,780	$493	$4,554
Food and other	780	461	101	1,342
Non-alcoholic beverages	577	248	81	906
Reportable segment totals	$3,638	$2,489	$675	$6,802
Other				75
Net sales				$6,877

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

4. Inventories

Major classes of inventory are as follows:

	2019	2018
Finished goods	$872	$849
Raw materials	128	125
Operating supplies	45	44
	$1,045	$1,018

5. Equity Investments

At December 31, 2019 the Company’s ownership percentage in affiliates include:

	O-I Ownership
Affiliates	Percentage	Business Type
Empresas Comegua S.A.	49.7%	Glass container manufacturer
BJC O-I Glass Pte. Ltd.	50%	Glass container manufacturer
CO Vidrieria SARL ("COV")	50%	Glass container manufacturer
Rocky Mountain Bottle Company	50%	Glass container manufacturer
Vetrerie Meridionali SpA ("VeMe")	50%	Glass container manufacturer
Vetri Speciali SpA	50%	Specialty glass manufacturer

Summarized information pertaining to the Company’s equity affiliates follows:

	2019	2018	2017
Equity in earnings:
Non-U.S.	$58	$52	$45
U.S.	20	25	32
Total	$78	$77	$77
Dividends received	$42	$72	$48

Summarized combined financial information for equity affiliates is as follows (unaudited):

	2019	2018
At end of year:
Current assets	$460	$655
Non-current assets	1,356	1,306
Total assets	1,816	1,961
Current liabilities	303	342
Other liabilities and deferred items	158	242
Total liabilities and deferred items	461	584
Net assets	$1,355	$1,377

For the year:	2019	2018	2017
Net sales	$908	$972	$883
Gross profit	$232	$234	$242
Net earnings	$114	$184	$165

In December 2019, the Company sold its 25 percent equity interest in Tata Chemicals (Soda Ash) Partners.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Based on an evaluation of each of the Company’s equity investments for the three years ending December 31, 2019, no investments exceeded the significant subsidiary thresholds per Rule 3-09 of Regulation S-X. As such, separate financial statements for the Company’s equity investments are not required to be filed with the Securities and Exchange Commission.

The Company made purchases of approximately $205 million and $255 million from equity affiliates in 2019 and 2018, respectively, and owed approximately $103 million and $111 million to equity affiliates as of December 31, 2019 and 2018, respectively.

6. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2019, 2018, and 2017 are as follows:

	Europe	Americas	Other	Total
Balance as of January 1, 2017	$808	$1,649	$5	$2,462
Translation effects	105	23		128
Balance as of December 31, 2017	913	1,672	5	2,590
Translation effects	(39)	(38)		(77)
Balance as of December 31, 2018	874	1,634	5	2,513
Acquisition (divestiture) related adjustments		21	(5)	16
Impairment		(595)		(595)
Translation effects	(15)	15		—
Balance as of December 31, 2019	$859	$1,075	$—	$1,934

As part of its on-going assessment of goodwill, the Company determined that indicators of impairment had occurred during the third quarter of 2019. The triggering events were management’s update to its long-range plan, which indicated lower projected future cash flows for its North American reporting unit (in the Americas segment) as compared to the projections used in the most recent goodwill impairment test performed as of October 1, 2018, and a significant reduction in the Company’s share price. The Company’s business in North America has experienced declining shipments to its alcoholic beverage customers, primarily in the beer category, and this trend is likely to continue into the foreseeable future. These factors, combined with the narrow difference between the estimated fair value and carrying value of the North American reporting unit as of October 1, 2018, resulted in the Company performing an interim impairment analysis during the third quarter of 2019. As a result, the Company recorded a non-cash impairment charge of $595 million in the third quarter of 2019, which was equal to the excess of the North American reporting unit's carrying value over its fair value. Goodwill related to the Company’s other reporting units was determined to not be impaired as a result of the interim impairment analysis.

When performing its test for goodwill impairment in the third quarter of 2019, the Company compared the business enterprise value (“BEV”) of each reporting unit with its carrying value. The BEV was computed based on estimated future cash flows, discounted at the weighted average cost of capital of a hypothetical third-party buyer. If the BEV is less than the carrying value for any reporting unit, then any excess of the carrying value over the BEV is recorded as an impairment loss.  The calculations of the BEV are based on internal and external inputs, such as projected future cash flows of the reporting units, weighted average cost of capital, among other assumptions. The valuation approach utilized by management represents a Level 3 fair value measurement

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

measured on a non-recurring basis in the fair value hierarchy due to the Company’s use of unobservable inputs. The Company’s projected future cash flows incorporates management’s best estimates of the expected future results including, but not limited to, price trends, customer demand, material costs, asset replacement costs and any other known factors.

In addition to the above, goodwill is tested for impairment annually as of October 1. During the fourth quarter of 2019, the Company completed this testing through a qualitative assessment and, after evaluating the results, events and circumstances, the Company concluded that it had sufficient evidence that it was more likely than not that the estimated fair value of each of its reporting units exceeded its carrying value. The remaining balances of goodwill, primarily the $446 million of goodwill recorded on the North American reporting unit (Americas segment), remain susceptible to future impairment charges. If the Company’s projected future cash flows were substantially lower, or if the assumed weighted average cost of capital were substantially higher, the testing performed during 2019 may have indicated an impairment in one of the Company’s other reporting units or additional impairment of the North American reporting unit’s goodwill. Any impairment charges that the Company may take in the future could be material to its consolidated results of operations and financial condition.

The acquisition-related adjustment in the Americas segment (Latin America reporting unit) in 2019 relates to the Nueva Fanal acquisition that the Company completed on June 28, 2019. See Note 21 for additional details.

Goodwill for the Asia Pacific segment is $0 and net of accumulated impairment losses of $1,135 million as of December 31, 2019, 2018, and 2017. Goodwill for the Americas segment is net of accumulated impairment losses of $595 million as of December 31, 2019.

Intangible Assets

Customer list intangible assets are amortized using the accelerated amortization method over their 20 year lives. Net intangible asset values were $371 million and $400 million, which included accumulated amortization of $183 million and $142 million, for the years ended December 31, 2019 and 2018, respectively. Amortization expense for intangible assets was $41 million, $40 million and $41 million for the years ended December 31, 2019, 2018, and 2017, respectively. Estimated amortization related to intangible assets through 2024 is as follows: 2020, $41 million; 2021, $39 million; 2022, $36 million; 2023, $32 million; and 2024, $30 million. No impairment existed on these assets at December 31, 2019.

The Company has determined that the fair value measurements related to the customer list intangibles are based on significant unobservable inputs and are classified as Level 3 in the fair value hierarchy.

7. Other Assets

Other assets (noncurrent) consist of the following at December 31, 2019 and 2018:

	2019	2018
Right of use lease assets	$203	$—
Deferred tax assets	178	191
Deferred returnable packaging costs	110	109
Repair part inventories	115	102
Capitalized software	74	79
Value added taxes	26	26
Other	102	95
	$808	$602

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Capitalized software includes costs related to the acquisition and development of internal-use software. These costs are amortized over the estimated useful life of the software. Amortization expense for capitalized software was $13 million, $12 million and $12 million for 2019, 2018, and 2017, respectively. Estimated amortization related to capitalized software through 2024 is as follows: 2020, $13 million; 2021, $12 million; 2022, $12 million; 2023, $11 million; and 2024, $10 million.

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

An unrecognized gain of $1 million at December 31, 2019 and an unrecognized gain of $1 million at December 31, 2018, related to the commodity forward contracts were included in Accumulated OCI, and will be reclassified into earnings in the period when the commodity forward contracts expire.

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

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

During the second quarter of 2019, the Company terminated a portion of its cross-currency swaps, which resulted in a $15 million cash inflow recognized in the Cash Flow from financing activities section of the Consolidated Cash Flows.

An unrecognized loss of less than $1 million at December 31, 2019 and an unrecognized loss of $9 million at December 31, 2018, related to these cross-currency swaps, were included in Accumulated OCI, and will be reclassified into earnings within the next twelve months.

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

During the second quarter of 2019, the Company terminated a portion of its interest rate swaps, which resulted in a $13 million cash inflow recognized in the Cash Flow from financing activities section of the Consolidated Cash Flows.

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

An unrecognized loss of $1 million at year ended December 31, 2019 and an unrecognized loss of less than $1 million December 31, 2018  related to these interest rate swaps was included in Accumulated OCI, and will be reclassified into earnings within the next twelve months.

Net Investment Hedges

The Company is exposed to fluctuations in foreign exchange rates on investments it holds in non-U.S. subsidiaries and uses cross currency swaps to partially hedge this exposure.

An unrecognized gain of $8 million at year ended December 31, 2019 and an unrecognized gain of $4 million at December 31, 2018  related to these net investment hedges, was included in Accumulated OCI, and will be reclassified into earnings within the next twelve months.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Balance Sheet Classification

The following table shows the amount and classification (as noted above) of the Company’s derivatives at December 31, 2019 and 2018:

	Fair Value of
	Hedge Assets		Hedge Liabilities
	2019	2018	2019	2018
Derivatives designated as hedging instruments:
Commodity forward contracts (a)	$1	$1	$—	$—
Interest rate swaps - fair value hedges (b)	8	6	2	1
Cash flow hedges of foreign exchange risk (c)	25	10	21	1
Interest rate swaps - cash flow hedges (d)			1
Net investment hedges (e)	2	6		8
Total derivatives accounted for as hedges	$36	$23	$24	$10
Derivatives not designated as hedges:
Foreign exchange derivative contracts (f)	2	2		2
Total derivatives	$38	$25	$24	$12

Current	$8	$19	$—	$3
Noncurrent	30	6	24	9
Total derivatives	$38	$25	$24	$12

(a)	The notional amounts of the commodity forward contracts were $13 million and $21 million at December 31, 2019 and December 31, 2018, respectively. The maximum maturity dates were in 2020 for both periods.
(b)	The notional amounts of the interest rate swaps designated as fair value hedges were €725 million at December 31, 2019 and December 31, 2018. The maximum maturity dates were in 2025 for December 31, 2019 and 2024 for December 31, 2018.
(c)	The notional amounts of the cash flow hedges of foreign exchange risk were $1.424 billion and $587 million at December 31, 2019 and December 31, 2018, respectively. The maximum maturity dates were in 2023 for both periods.
(d)	The notional amounts of the interest rate swaps designated as cash flow hedges were $105 million and $180 million at December 31, 2019 and December 31, 2018, respectively. Maximum maturity dates were 2020 at December 31, 2019 and 2020 at December 31, 2018.
(e)	The notional amounts of the net investment hedges were €160 million and maximum maturity dates were 2020 at December 31, 2019 and December 31, 2018.
(f)	The notional amounts of the foreign exchange derivative contracts were $283 million and $470 million and maximum maturity dates were 2020 and 2019 at December 31, 2019 and December 31, 2018, respectively.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The effects of derivative instruments on the Company’s Consolidated Statements of Income and Comprehensive Income for OCI for the years ended December 31, 2019, 2018 and 2017 are as follows:

	Gain (Loss) Recognized in OCI (Effective Portion)			Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
Derivatives designated as hedging instruments:	2019	2018	2017	2019	2018	2017
Cash Flow Hedges
Commodity forward contracts (a)	$—	$(6)	$6	$(1)	$1	$—
Cash flow hedges of foreign exchange risk (b)	28	12		(30)	9
Cash flow hedges of interest rate risk (c)	(1)	(1)
Net Investment Hedges
Net Investment Hedges	10	5		(7)	1
	$37	$10	$6	$(38)	$11	$—

	Amount of Gain (Loss) Recognized in Other income (expense), net
Derivatives not designated as hedges:	2019	2018	2017
Foreign exchange derivative contracts	$10	$1	$10

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

The Company’s decisions to curtail selected production capacity have resulted in write downs of certain long-lived assets to the extent their carrying amounts exceeded fair value or fair value less cost to sell. The Company classified the significant assumptions used to determine the fair value of the impaired assets in the period that the measurement was taken as Level 3 (third party appraisal) in the fair value hierarchy as set forth in the general accounting principles for fair value measurements. For the asset impairments recorded through December 31, 2019 and December 31, 2018, the remaining carrying value of the impaired assets was approximately $0 and $9 million, respectively.

When a decision is made to take restructuring actions, the Company manages and accounts for them programmatically apart from the on-going operations of the business. Information related to major programs are

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

presented separately while minor initiatives are presented on a combined basis. As of December 31, 2019 and 2018, no major restructuring programs were in effect.

In 2019, the Company implemented several discrete restructuring initiatives and recorded restructuring and other charges of $69 million.  These charges consisted of employee costs such as severance and benefit-related costs, write-down of assets and other exit costs primarily related to a severance program for certain salaried employees at the Company’s corporate and America’s headquarters and a furnace closure in the Americas.  These restructuring charges were discrete actions and are expected to approximate the total cumulative costs for those actions as no significant additional costs are expected to be incurred. These charges were recorded to Selling and administrative expense ($2 million) and Other expense, net ($67 million) on the Consolidated Results of Operations. The Company expects that the majority of the remaining cash expenditures related to the accrued employee costs will be paid out by the end of 2020.

Also, as part of previous restructuring charges, the Company has reserved for estimated increases in workers compensation claims that arise from plant and furnace closures. Since many of these reserves are long-term in nature, the Company has transferred approximately $14 million of these reserves to a long-term liability account in the fourth quarter of 2019.

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

The following table presents information related to restructuring, asset impairment and other costs related to closed facilities from January 1, 2018 through December 31, 2019:

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at January 1, 2018	$54	$	$31	$85
Charges	20	60	12	92
Write-down of assets to net realizable value		(60)		(60)
Net cash paid, principally severance and related benefits	(24)		(8)	(32)
Transfers to other accounts			(4)	(4)
Other, including foreign exchange translation	(3)		(9)	(12)
Balance at December 31, 2018	$47	$—	$22	$69
Charges	39	17	13	69
Write-down of assets to net realizable value		(17)		(17)
Net cash paid, principally severance and related benefits	(37)		(17)	(54)
Transfers to other accounts	(14)			(14)
Other, including foreign exchange translation	(3)		(5)	(8)
Balance at December 31, 2019	$32	$—	$13	$45

O-I Glass, Inc.
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

The changes in the pension benefit obligations for the year are as follows:

	U.S.		Non-U.S.
	2019	2018	2019	2018
Obligations at beginning of year	$1,413	$1,650	$1,022	$1,148
Change in benefit obligations:
Service cost	12	14	12	15
Interest cost	58	59	33	32
Actuarial (gain) loss, including the effect of change in discount rates	144	(108)	116	(23)
Settlements	(35)	(114)	(44)	(35)
Acquisitions			30
Participant contributions			1	2
Benefit payments	(87)	(91)	(37)	(51)
Other		3	(6)	(2)
Foreign currency translation			23	(64)
Net change in benefit obligations	92	(237)	128	(126)
Obligations at end of year	$1,505	$1,413	$1,150	$1,022

The changes in the fair value of the pension plans’ assets for the year are as follows:

	U.S.		Non-U.S.
	2019	2018	2019	2018
Fair value at beginning of year	$1,094	$1,394	$843	$975
Change in fair value:
Actual gain (loss) on plan assets	235	(96)	110	(15)
Benefit payments	(87)	(91)	(37)	(51)
Employer contributions	8	1	25	33
Participant contributions			1	2
Settlements	(35)	(114)	(44)	(35)
Acquisitions			30
Foreign currency translation			26	(58)
Other			(7)	(8)
Net change in fair value of assets	121	(300)	104	(132)
Fair value at end of year	$1,215	$1,094	$947	$843

The Company recognizes the funded status of each pension benefit plan on the balance sheet. The funded status of each plan is measured as the difference between the fair value of plan assets and actuarially calculated benefit obligations as of the balance sheet date. Actuarial gains and losses are accumulated in Other

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

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

The funded status of the pension plans at year end is as follows:

	U.S.		Non-U.S.
	2019	2018	2019	2018
Plan assets at fair value	$1,215	$1,094	$947	$843
Projected benefit obligations	1,505	1,413	1,150	1,022
Plan assets less than projected benefit obligations	(290)	(319)	(203)	(179)
Items not yet recognized in pension expense:
Actuarial loss	722	785	327	285
Prior service cost (credit)			5	4
	722	785	332	289
Net amount recognized	$432	$466	$129	$110

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2019 and 2018 as follows:

	U.S.		Non-U.S.
	2019	2018	2019	2018
Pension assets	$—	$—	$42	$44
Current pension liability, included with other accrued liabilities	(1)	(3)	(6)	(5)
Pension benefits	(289)	(316)	(239)	(218)
Accumulated other comprehensive loss	722	785	332	289
Net amount recognized	$432	$466	$129	$110

The following changes in plan assets and benefit obligations were recognized in accumulated other comprehensive income at December 31, 2019 and 2018 as follows (amounts are pretax):

	U.S.		Non-U.S.
	2019	2018	2019	2018
Current year actuarial (gain) loss	$(6)	$86	$54	$43
Amortization of actuarial loss	(41)	(51)	(10)	(11)
Settlement	(22)	(61)	(9)	(13)
Other	5	(1)	1	6
	(64)	(27)	36	25
Translation			8	(18)
Change in accumulated other comprehensive income	$(64)	$(27)	$44	$7

The accumulated benefit obligation for all defined benefit pension plans was $2,622 million and $2,379 million at December 31, 2019 and 2018, respectively.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The components of the net pension expense for the year are as follows:

	U.S.			Non-U.S.
	2019	2018	2017	2019	2018	2017
Service cost	$12	$14	$14	$12	$15	$15
Interest cost	58	59	78	33	32	40
Expected asset return	(86)	(98)	(128)	(48)	(52)	(63)
Amortization:
Actuarial loss	41	51	57	10	11	16
Net expense	$25	$26	$21	$7	$6	$8

Effective January 1, 2016, the Company amended its salary pension plan in North America to freeze future pension benefits. This action required an obligation remeasurement for the curtailment of benefits, which resulted in a reduction of the Company’s pension expense.

In 2019, the Company settled a portion of its pension obligations in the U.S., the United Kingdom and Mexico, resulting in settlement charges of $17 million, $7 million and $2 million, respectively. In 2018, the Company settled a portion of its pension obligations in the U.S. and the United Kingdom, resulting in settlement charges of $61 million and $13 million, respectively. A retiree annuity contract purchase transaction in the U.S. amounting to approximately $94 million in 2018 gave rise to the majority of the settlement charges, with lump-sum payments directly to plan participants comprising the remainder. In 2017, the Company settled a portion of its pension obligations in the U.S., Canada and the United Kingdom, resulting in settlement charges of $176 million, $27 million and $15 million, respectively. Retiree annuity contract purchase transactions in the U.S. and Canada amounting to approximately $369 million and $123 million, respectively, with several insurers, gave rise to the majority of the settlement transactions, with lump-sum payments directly to plan participants comprising the remainder.

The components of pension expense, other than the service cost component, as well as pension settlement charges are included in Other expense, net on the Consolidated Results of Operations.

Amounts that are expected to be amortized from accumulated other comprehensive income into net pension expense during 2020:

	U.S.	Non-U.S.
Actuarial loss	$56	$13

The following information is for plans with projected and accumulated benefit obligations in excess of the fair value of plan assets at year end:

	Projected Benefit Obligation Exceeds				Accumulated Benefit Obligation Exceeds
	the Fair Value of Plan Assets				the Fair Value of Plan Assets
	U.S.		Non-U.S.		U.S.		Non-U.S.
	2019	2018	2019	2018	2019	2018	2019	2018
Projected benefit obligations	$1,505	$1,413	$952	$815	$1,505	$1,413	$952	$815
Accumulated benefit obligation	1,505	1,412	927	793	1,505	1,412	927	793
Fair value of plan assets	1,215	1,094	706	591	1,215	1,094	706	591

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The weighted average assumptions used to determine benefit obligations are as follows:

	U.S.		Non-U.S.
	2019	2018	2019	2018
Discount rate	3.39%	4.36%	2.53%	3.01%
Rate of compensation increase	N/A	N/A	2.89%	2.75%

The weighted average assumptions used to determine net periodic pension costs are as follows:

	U.S.			Non-U.S.
	2019	2018	2017	2019	2018	2017
Discount rate	4.36%	3.69%	4.17%	3.01%	2.76%	2.94%
Rate of compensation increase	N/A	N/A	N/A %	2.76%	2.78%	2.90%
Expected long-term rate of return on assets	7.25%	7.25%	7.50%	5.50%	5.52%	6.32%

Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases as presented above.

For 2019, the Company’s weighted average expected long-term rate of return on assets was 7.25% for the U.S. plans and 5.50% for the non-U.S. plans. In developing this assumption, the Company considered its historical 10-year average return (through December 31, 2019) and evaluated input from its third party pension plan asset consultants, including their review of asset class return expectations.

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

The assets of the U.S. plans are maintained in a group trust. The U.S. plans hold no individual assets other than the investment in the group trust. The Company’s U.S. pension plan assets held in the group trust are measured at net asset value in the fair value hierarchy. The total U.S. plan assets amounted to $1,215 million and $1,094 million as of December 31, 2019 and 2018, respectively. In 2019, the group trust assets consisted of approximately 65% equity securities, 28% debt securities, and 7% real estate and other.

In 2019, the non-U.S. plan assets consisted of approximately 12% equity securities, 62% debt securities, and 26% real estate and other. The following table sets forth by level, within the fair value hierarchy, the Company’s non-U.S. pension plan assets at fair value as of December 31, 2019 and 2018:

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

	2019				2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$8	$—	$—	$8	$9	$—	$—	$9
Equity securities				—				—
Debt securities	55	3		58	34	7		41
Real estate				—				—
Other		23		23		30		30
Total	$63	$26	$—		$43	$37	$—
Investments measured at net asset value				$858				$763
Total non-U.S. assets at fair value				$947				$843

In order to maintain minimum funding requirements, the Company is required to make contributions to its defined benefit pension plans of approximately $52 million in 2020.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	U.S.	Non-U.S.
2020	$97	$55
2021	96	53
2022	96	57
2023	94	59
2024	94	59
2025-2029	448	313

The Company also sponsors several defined contribution plans for all salaried and hourly U.S. employees, and employees in Canada, the United Kingdom, the Netherlands and Australia. Participants’ contributions are based on their compensation. The Company matches contributions of participants, up to various limits, in substantially all plans. Company contributions to these plans amounted to $33 million in 2019, $36 million in 2018, and $33 million in 2017.

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

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The changes in the postretirement benefit obligations for the year are as follows:

	U.S.		Non-U.S.
	2019	2018	2019	2018
Obligations at beginning of year	$74	$89	$80	$89
Change in benefit obligations:
Service cost			1	1
Interest cost	4	3	3	3
Actuarial (gain) loss, including the effect of changing discount rates	3	(9)	(15)	(4)
Benefit payments	(9)	(9)	(2)	(2)
Foreign currency translation			4	(7)
Other
Net change in benefit obligations	(2)	(15)	(9)	(9)
Obligations at end of year	$72	$74	$71	$80

The funded status of the postretirement benefit plans at year end is as follows:

	U.S.		Non-U.S.
	2019	2018	2019	2018
Postretirement benefit obligations	$(72)	$(74)	$(71)	$(80)
Items not yet recognized in net postretirement benefit cost:
Actuarial gain (loss)	1	(8)	(1)	(2)
Prior service credit	8	15
	9	7	(1)	(2)
Net amount recognized	$(63)	$(67)	$(72)	$(82)

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2019 and 2018 as follows:

	U.S.		Non-U.S.
	2019	2018	2019	2018
Current nonpension postretirement benefit, included with Other accrued liabilities	$(5)	$(6)	$(3)	$(3)
Nonpension postretirement benefits	(67)	(68)	(68)	(77)
Accumulated other comprehensive income (loss)	9	7	(1)	(2)
Net amount recognized	$(63)	$(67)	$(72)	$(82)

The following changes in benefit obligations were recognized in accumulated other comprehensive income at December 31, 2019 and 2018 as follows (amounts are pretax):

	U.S.		Non-U.S.
	2019	2018	2019	2018
Current year actuarial (gain) loss	$3	$(8)	$(15)	$(4)
Amortization of actuarial loss	(1)	(2)
Amortization of prior service credit	8	7
	$10	$(3)	$(15)	$(4)

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The components of the net postretirement benefit cost for the year are as follows:

	U.S.			Non-U.S.
	2019	2018	2017	2019	2018	2017
Service cost	$—	$—	$—	$1	$1	$1
Interest cost	4	3	4	3	3	3
Amortization:
Actuarial loss	1	2	2
Prior service credit	(8)	(7)	(8)
Net amortization	(7)	(5)	(6)	—	—	—
Net postretirement benefit (income) cost	$(3)	$(2)	$(2)	$4	$4	$4

Amounts that are expected to be amortized from accumulated other comprehensive income into net postretirement benefit cost during 2020:

	U.S.	Non-U.S.
Amortization:
Actuarial loss	$1	$(1)
Prior service credit	(8)
Net amortization	$(7)	$(1)

Amortization included in net postretirement benefit cost is based on the average remaining service of employees. The weighted average discount rates used to determine the accumulated postretirement benefit obligation and net postretirement benefit cost are as follows:

	U.S.			Non-U.S.
	2019	2018	2017	2019	2018	2017
Accumulated postretirement benefit obligation	3.31%	4.30%	3.61%	3.00%	3.60%	3.35%
Net postretirement benefit cost	4.30%	3.61%	4.11%	3.60%	3.35%	3.55%

The weighted average assumed health care cost trend rates at December 31 are as follows:

	U.S.		Non-U.S.
	2019	2018	2019	2018
Health care cost trend rate assumed for next year	5.80%	6.00%	5.00%	5.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2025	2025	N/A	N/A

Assumed health care cost trend rates affect the amounts reported for the postretirement benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	U.S.		Non-U.S.
	1-Percentage-Point		1-Percentage-Point
	Increase	Decrease	Increase	Decrease
Effect on total of service and interest cost	$—	$—	$1	$(1)
Effect on accumulated postretirement benefit obligations	3	(2)	11	(9)

Amortization included in net postretirement benefit cost is based on the average remaining service of employees.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	U.S.	Non-U.S.
2020	$6	$3
2021	6	3
2022	6	3
2023	5	3
2024	5	3
2025 - 2029	21	15

Other U.S. hourly retirees receive health and life insurance benefits from a multi-employer trust established by collective bargaining. Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $5 million in 2019, $6 million in 2018 and $6 million in 2017. Postretirement health and life benefits for retirees of foreign subsidiaries are generally provided through the national health care programs of the countries in which the subsidiaries are located.

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

Certain lease agreements include terms with options to extend the lease, however none of these have been recognized in the Company’s right-of-use assets or lease liabilities since those options were not reasonably certain to be exercised. Leases with a term of 12 months or less are not recorded on the balance sheet and lease expense for these leases is recognized on a straight-line basis over the lease term. The Company’s lease agreements include lease payments that are largely fixed and do not contain material residual value guarantees or variable lease payments and no lease transactions with related parties. For the year ended December 31, 2019, the Company’s lease costs associated with leases with terms less than 12 months or variable lease costs were immaterial. Certain leases include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The Company’s leases do not contain restrictions or covenants that restrict the Company from incurring other financial obligations.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Rent expense attributable to all warehouse, office buildings and equipment operating leases was $91 million in 2018 and $91 million in 2017. Minimum future rentals under operating leases as of December 31, 2018 were as follows: 2019, $69 million; 2020, $53 million; 2021, $41 million; 2022, $36 million; 2023, $29 million; and 2024 and thereafter, $40 million.

The Company leases warehouses, office buildings and equipment under both operating and finance lease arrangements. Information related to these leases is as follows:

Year ended
December 31,
2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets (included in Cost of goods sold and Selling and administrative expense)	$6
Interest on lease liabilities (included in Interest expense, net)	2
Operating lease cost (included in Cost of goods sold and Selling and administrative expense)	83
Total lease cost	$91

Year ended
December 31,
2019
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$83
Operating cash flows from finance leases	2
Financing cash flows from finance leases	6
Right-of-use assets obtained in exchange for new operating lease liabilities	61

December 31, 2019
Supplemental balance sheet information
Operating leases:
Operating lease right-of-use assets (included in Other assets)	$203

Current operating lease liabilities (included in Other current liabilities)	65
Noncurrent operating lease liabilities (included in Other long-term liabilities)	138
Total operating lease liabilities	$203

Finance leases:
Property, plant and equipment	$107
Accumulated amortization	(33)
Property, plant and equipment, net	74

Current finance lease liabilities (included in Long-term debt due within one year)	7
Noncurrent finance lease liabilities (included in Long-term debt)	63

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Total finance lease liabilities	$70

Weighted-average remaining lease term (in years):
Operating leases	3.3
Finance leases	7.4
Weighted-average discount rate:
Operating leases	7.78%
Finance leases	3.57%

Maturity of lease liabilities	Operating leases	Finance leases
2020	$71	$9
2021	47	13
2022	35	11
2023	22	11
2024	15	8
2025 and thereafter	41	30
Total lease payments	231	82
Less: imputed interest	(28)	(12)
Total lease obligations	$203	$70

Minimum payments related to leases not yet commenced as of December 31, 2019	$76	$—

12. Income Taxes

The provision for income taxes was calculated based on the following components of earnings (loss) before income taxes:

Continuing operations	2019	2018	2017
U.S.	$(535)	$(100)	$(43)
Non-U.S.	274	377	318
	$(261)	$277	$275

Discontinued operations	2019	2018	2017
U.S.	$—	$—	$—
Non-U.S.	(3)	113	(3)
	$(3)	$113	$(3)

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The provision (benefit) for income taxes consists of the following:

	2019	2018	2017
Current:
U.S.	$12	$8	$(5)
Non-U.S.	99	109	87
	111	117	82
Deferred:
U.S.	—	—	6
Non-U.S.	7	(9)	(18)
	7	(9)	(12)
Total:
U.S.	12	8	1
Non-U.S.	106	100	69
Total for continuing operations	118	108	70
Total for discontinued operations	—	—	—
	$118	$108	$70

A reconciliation of the provision for income taxes based on the statutory U.S. Federal tax rate of 21% for 2019 and 2018 and 35% for 2017 to the provision for income taxes is as follows:

	2019	2018	2017
Tax provision on pretax earnings from continuing operations at statutory U.S. Federal tax rate	$(55)	$58	$96
Increase (decrease) in provision for income taxes due to:
Non-U.S. tax rates	14	25	(29)
Global intangible low taxed income and Foreign-derived intangible income	38	32
U.S. Tax Cuts and Jobs Act: transition tax, net of foreign tax credits		(2)	2
Goodwill impairment	125
Tax law changes		4	152
Change in valuation allowance: U.S. tax law change		(2)	(162)
Change in valuation allowance: other	(31)	(18)	(283)
Tax attribute expiration	11	6	330
Withholding tax	16	10	8
Non-deductible expenses	8	4	9
Tax credits and incentives	(28)	(23)	(37)
Changes in tax reserves and audit settlements	20	13	(18)
Mexico inflationary adjustments	4	8	13
Equity earnings	(14)	(13)	(13)
Other taxes based on income	3	7	10
Other items	7	(1)	(8)
Provision for income taxes	$118	$108	$70

Deferred income taxes reflect: (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their relevant tax basis; and (2) carryovers and credits for income tax purposes.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2019 and 2018 are as follows:

	2019	2018
Deferred tax assets:
Accrued postretirement benefits	$34	$38
Asbestos-related liabilities	102	127
Foreign tax credit carryovers	117	96
Operating, capital loss and interest carryovers	272	300
Other credit carryovers	18	18
Accrued liabilities	67	65
Pension liabilities	91	92
Operating lease liabilities	50
Other	27	43
Total deferred tax assets	778	779
Deferred tax liabilities:
Property, plant and equipment	112	97
Intangibles and deferred software	86	92
Operating lease right-of-use assets	50
Total deferred tax liabilities	248	189
Valuation allowance	(462)	(495)
Net deferred taxes	$68	$95

Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2019 and 2018 as follows:

	2019	2018
Other assets	$178	$191
Deferred taxes	(110)	(96)
Net deferred taxes	$68	$95

The deferred tax benefit associated with the reduction in the valuation allowance of $33 million was primarily allocated $19 million to income from continuing operations due to the primacy of continuing operations, changes in tax law and expiration of certain tax attribute carryovers, and $14 million to other comprehensive income.

Deferred tax assets and liabilities are determined separately for each tax jurisdiction on a separate or on a consolidated tax filing basis, as applicable, in which the Company conducts its operations or otherwise incurs taxable income or losses. A valuation allowance is recorded when it is more likely than not that some portion or all of the gross deferred tax assets will not be realized. The realization of deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. The Company considers the following possible sources of taxable income when assessing the realization of deferred tax assets:

●taxable income in prior carryback years;
●future reversals of existing taxable temporary differences;
●future taxable income exclusive of reversing temporary differences and carryforwards; and

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

●prudent and feasible tax planning strategies that the Company would be willing to undertake to prevent a deferred tax asset from otherwise expiring.

The assessment regarding whether a valuation allowance is required or whether a change in judgment regarding the valuation allowance has occurred also considers all available positive and negative evidence, including but not limited to:

●nature, frequency, and severity of cumulative losses in recent years;
●duration of statutory carryforward and carryback periods;
●statutory limitations against utilization of tax attribute carryforwards against taxable income;
●historical experience with tax attributes expiring unused; and
●near- and medium-term financial outlook.

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

Based on the evidence available including a lack of sustainable earnings, the Company in its judgment previously recorded a valuation allowance against substantially all of its net deferred tax assets in the United States. If a change in judgment regarding this valuation allowance were to occur in the future, the Company will record a potentially material deferred tax benefit, which could result in a favorable impact on the effective tax rate in that period. In addition, based on available evidence and the weighting of factors discussed above, the Company has valuation allowances on certain deferred tax assets in certain international tax jurisdictions.

The U.S. Tax Cuts and Jobs Act (“Act”) was enacted on December 22, 2017. The Act reduced the U.S. federal corporate tax rate to 21% from 35%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign sourced earnings. In 2017 and the first nine months of 2018, the Company recorded provisional amounts for certain enactment-date effects of the Act by applying the guidance in SAB 118 because the Company had not yet

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

completed its enactment-date accounting for these effects. At December 31, 2018, the Company had completed its accounting for all of the enactment-date income tax effects of the Act. At December 31, 2017, the Company originally recorded a provisional amount for its one-time transition tax of $331 million, which was expected to be substantially offset by available foreign tax credits resulting in a provisional net tax expense of $2 million, primarily attributable to state taxes. Upon further analyses of certain aspects of the Act and refinement of its calculations during 2018, the Company decreased its provisional amount of transition tax by $17 million, to $314 million. This resulted in no change to U.S. federal income tax expense due to the impact of foreign tax credits. In addition, the provisional net tax expense, which was estimated at approximately $2 million, primarily attributable to state taxes, was substantially eliminated. The Company recognized this favorable adjustment of $2 million as a component of income tax expense from continuing operations.

As of December 31, 2017, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future (which was generally 21%) and based on the expected future benefit to be realized as a result of changes to the tax base provided in the Act. The Company recorded a provisional net tax charge of $162 million related to the remeasurement of net deferred tax assets, which was fully offset by an adjustment to valuation allowance. Upon further analysis of certain aspects of the Act and refinement of its calculations during 2018, the Company adjusted its provisional amount by $2 million, which is fully offset by an adjustment to valuation allowance. Additionally, as of December 31, 2017, the Company recorded a provisional deferred tax benefit of $11 million for the reduction of a deferred tax liability related to an indefinite lived intangible asset. No adjustment was made to this provisional amount.

At December 31, 2019, before valuation allowance, the Company had unused foreign tax credits of $117 million including $81 million expiring in 2020 through 2029 and $36 million that can be carried over indefinitely. Approximately $166 million of the deferred tax assets related to operating, capital loss and interest carryforwards can be carried over indefinitely. The remaining operating, capital loss and interest carryforwards of $106 million expire between 2020 and 2039. Other credit carryforwards include approximately $17 million of research tax credits expiring from 2020 to 2038.

As a result of the Act, in 2018, the Company had a change in judgement regarding the gross book-tax basis differences in its non-U.S. consolidated subsidiaries. Since a majority of the pre-2018 non-U.S. earnings (net of losses) were substantially taxed under the Act, distributions of those net earnings no longer attract significant U.S. income taxes except for any associated currency gains. Therefore, the Company does not assert that these net earnings (to the extent of foreign distributable reserves) and any associated gross book-tax basis differences, if any, are indefinitely reinvested. For all remaining gross book-tax basis differences in its non-U.S. consolidated subsidiaries, the Company maintains its assertion that it intends these to be indefinitely reinvested. The Company also records deferred foreign taxes on gross book-tax basis differences to the extent of foreign distributable reserves for certain foreign subsidiaries. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings is not practicable.

The Company records a liability for unrecognized tax benefits related to uncertain tax positions. The Company accrues interest and penalties associated with unrecognized tax benefits as a component of its income tax expense.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The following is a reconciliation of the Company’s total gross unrecognized tax benefits for the years ended December 31, 2019, 2018, and 2017:

	2019	2018	2017
Balance at January 1	$87	$79	$74
Additions and reductions for tax positions of prior years	16	(4)	1
Additions based on tax positions related to the current year	12	15	17
Reductions due to the lapse of the applicable statute of limitations			(7)
Reductions due to settlements	(16)		(9)
Foreign currency translation		(3)	3
Balance at December 31	$99	$87	$79
Unrecognized tax benefits, which if recognized, would impact the Company’s effective income tax rate	$86	$78	$72
Accrued interest and penalties at December 31	$11	$10	$8
Interest and penalties included in tax expense for the years ended December 31	$1	$2	$(15)

Based upon the outcome of tax examinations, judicial proceedings, or expiration of statute of limitations, it is reasonably possible that the ultimate resolution of these unrecognized tax benefits may result in a payment that is materially different from the current estimate of the tax liabilities. The Company believes that it is reasonably possible that the estimated liability could decrease up to approximately $6 million within the next 12 months. This is primarily the result of anticipated audit settlements or statute expirations in several taxing jurisdictions.

The Company is currently under income tax examination in various tax jurisdictions in which it operates, including Bolivia, Brazil, Canada, Colombia, France, Germany, Indonesia and Peru. The years under examination range from 2004 through 2018. The Company has received tax assessments in excess of established reserves. The Company is contesting these tax assessments, and will continue to do so, including pursuing all available remedies such as appeals and litigation, if necessary. During 2019, additional assessments were received for these issues and the Company’s position remains unchanged.

The Company believes that adequate provisions for all income tax uncertainties have been made. However, if tax assessments are settled against the Company at amounts in excess of established reserves, it could have a material impact to the Company’s results of operations, financial position or cash flows. During 2019, the Company concluded income tax audits in several jurisdictions, including Canada, Germany, and Italy.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

13. Debt

The following table summarizes the long-term debt of the Company at December 31, 2019 and 2018:

	2019	2018
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$—
Term Loans:
Term Loan A	1,477
Previous Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans
Term Loans:
Term Loan A		897
Other secured debt	333	404
Senior Notes:
6.75%, due 2020 (€500 million)		570
4.875%, due 2021 (€118 million at December 31, 2019 and €330 million at December 31, 2018)	132	376
5.00%, due 2022	497	497
4.00%, due 2023	307	306
5.875%, due 2023	689	688
3.125%, due 2024 (€725 million)	824	825
6.375%, due 2025	295	295
5.375%, due 2025	297	297
2.875%, due 2025 (€500 million)	552
Finance leases	70	45
Other	11	14
Total long-term debt	5,484	5,214
Less amounts due within one year	49	33
Long-term debt	$5,435	$5,181

The Company presents debt issuance costs in the balance sheet as a deduction of the carrying amount of the related debt liability.

On June 25, 2019, certain of the Company’s subsidiaries entered into a new Senior Secured Credit Facility Agreement (as amended by that certain Amendment No. 1 to the Third Amended and Restated Credit Agreement and Syndicated Facility Agreement dated as of December 13, 2019, and as further amended by that certain Amendment No. 2 to the Third Amended and Restated Credit Agreement and Syndicated Facility Agreement dated as of December 19, 2019, the “Agreement”), which amended and restated the previous credit agreement (the “Previous Agreement”). The proceeds from the Agreement were used to repay all outstanding amounts under the Previous Agreement. The Company recorded $4 million of additional interest charges for third party fees and the write-off of unamortized fees during 2019.

The Agreement provides for up to $3.0 billion of borrowings pursuant to term loans and revolving credit facilities. The term loans mature, and the revolving credit facilities terminate, in June 2024. At December 31, 2019, the Agreement includes a $300 million revolving credit facility, a $1.2 billion multicurrency revolving

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

credit facility, and a $1.5 billion term loan A facility ($1,477 million net of debt issuance costs). At December 31, 2019, the Company had unused credit of $1.5 billion available under the Agreement. The weighted average interest rate on borrowings outstanding under the Agreement at December 31, 2019 was 3.41%.

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

The Agreement also contains one financial maintenance covenant, a Total Leverage Ratio (the “Leverage Ratio”), that requires the Company not to exceed a ratio of 5.0x calculated by dividing consolidated total debt, less cash and cash equivalents, by Consolidated EBITDA, with such Leverage Ratio decreasing to (a) 4.75x for the quarter ending June 30, 2021 and (b) 4.50x for the quarter ending December 31, 2021 and thereafter, as defined and described in the Agreement. The maximum Leverage Ratio is subject to an increase of 0.5x for (i) any fiscal quarter during which certain qualifying acquisitions (as specified in the Agreement) are consummated and (ii) the following three fiscal quarters, provided that the Leverage Ratio shall not exceed 5.0x. The Leverage Ratio could restrict the ability of the Company to undertake additional financing or acquisitions to the extent that such financing or acquisitions would cause the Leverage Ratio to exceed the specified maximum.

Failure to comply with these covenants and other customary restrictions could result in an event of default under the Agreement. In such an event, the Company could not request borrowings under the revolving facilities, and all amounts outstanding under the Agreement, together with accrued interest, could then be declared immediately due and payable. Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Agreement. If an event of default occurs under the Agreement and the lenders cause all of the outstanding debt obligations under the Agreement to become due and payable, this would result in a default under the indenture governing the Company’s outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. As of December 31, 2019, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

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

In July 2019, the Company redeemed €250 million aggregate principal amount of its outstanding 6.75% senior notes due 2020. Following the redemption, €250 million aggregate principal amount of the senior notes remained outstanding. The redemption was funded with cash on hand and revolver borrowings.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

In November 2019, the Company issued €500 million aggregate principal amount of new senior notes. The new senior notes bear interest at a rate of 2.875% per annum and mature on February 15, 2025. The new senior notes were issued via a private placement and are guaranteed by certain of the Company’s domestic subsidiaries. The net proceeds, after deducting debt issuance costs, totaled approximately €492 million and were used to redeem the remaining €250 million aggregate principal amount of the Company’s outstanding 6.75% senior notes due 2020 and approximately €212 million aggregate principal amount of the Company’s outstanding 4.875% senior notes due 2021.

The Company recorded approximately $56 million of additional interest charges for note repurchase premiums and the write-off of unamortized finance fees related to the senior notes redemptions conducted during 2019.

In December 2019, subsidiaries of the Company completed consent solicitations to amend and waive certain provisions of the indentures governing certain of their senior notes. On December 11, 2019, those subsidiaries entered into supplemental indentures reflecting the amendments and waivers, which were obtained to facilitate the implementation of the Corporate Modernization. The Company recorded approximately $5 million of additional interest charges for third party fees in 2019 related to these activities.

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

Annual maturities for all of the Company’s long-term debt through 2024 and thereafter are as follows: 2020, $49 million; 2021, $537 million; 2022, $583 million; 2023, $1,080 million; 2024, $2,063 million; 2025 and thereafter $1,172 million.

The carrying amounts reported for certain long-term debt obligations subject to frequently redetermined interest rates, approximate fair value. Fair values for the Company’s significant fixed rate debt obligations are based on published market quotations, and are classified as Level 1 in the fair value hierarchy. Fair values at December 31, 2019, of the Company’s significant fixed rate debt obligations are as follows:

	Principal Amount	Indicated Market Price	Fair Value
Senior Notes:
4.875%, due 2021 (€118 million)	$132	$106.10	$140
5.00%, due 2022	500	103.86	519
5.875%, due 2023	700	107.11	750
4.00%, due 2023	310	101.45	314
3.125%, due 2024 (€725 million)	812	106.72	867
6.375%, due 2025	300	109.67	329
5.375%, due 2025	300	104.09	312
2.875%, due 2025 (€500 million)	560	103.85	582

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

14. Contingencies

Asbestos

From 1948 to 1958, one of the Company's former business units commercially produced and sold approximately $40 million of a high-temperature, calcium-silicate based pipe and block insulation material containing asbestos. The Company sold its insulation business unit in April 1958. The Company has historically received claims from individuals alleging bodily injury and death as a result of exposure to asbestos from this product (“Asbestos Claims”). Some Asbestos Claims have been brought as personal injury lawsuits that typically allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and, in some cases, punitive damages.

Predominantly, however, Asbestos Claims have been presented to the Company under administrative claims-handling agreements, which the Company has in place with many plaintiffs’ counsel throughout the country (“Administrative Claims”). Administrative Claims require evaluation and negotiation regarding whether particular claimants qualify under the criteria established by the related claims-handling agreements. The criteria for Administrative Claims include verification of a compensable illness and a reasonable probability of exposure to a product manufactured by the Company's former business unit during its manufacturing period ending in 1958. Plaintiffs’ counsel have presented, and the Company has negotiated, Administrative Claims under these various agreements in differing quantities, at different times, and under a variety of conditions.

The following table shows the approximate number of plaintiffs who had asbestos lawsuits pending against the Company at the beginning of each listed year, the number of Asbestos Claims administratively presented or filed in the tort system, the number of Asbestos Claims disposed of during that year, and the number of lawsuits pending at the end of each listed year (eliminating duplicate filings):

	2019	2018	2017
Pending at beginning of year	1,070	1,330	1,400
Disposed	1,170	1,220	1,320
Filed	950	960	1,250
Pending at end of year	850	1,070	1,330

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

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Company believes that these categories of Asbestos Claims will not involve any material liability. Therefore, they are not included in the description of pending or disposed matters.

Since receiving its first Asbestos Claim, as of December 31, 2019, the Company in the aggregate has disposed of approximately 401,200 Asbestos Claims at an average indemnity payment of approximately $10,200 per claim. During the three months ended December 31, 2019, the Company disposed of approximately 150 Asbestos Claims. The Company’s asbestos indemnity payments have varied on a per-claim basis and are expected to continue to vary considerably over time. Asbestos-related cash payments for 2019, 2018, and 2017 were $151 million, $105 million, and $110 million, respectively. The Company’s cash payments per claim disposed (inclusive of legal costs) were approximately $129,000, $86,000 and $83,000 for the years ended December 31, 2019, 2018, and 2017, respectively.

Historically, the Company’s objective has been to achieve, where possible, resolution of Asbestos Claims pursuant to claims-handling agreements. Failure of claimants to meet certain medical and product exposure criteria in claims-handling agreements generally has reduced the number of claims that would otherwise have been received by the Company in the tort system. In addition, changes in jurisdictional dynamics, legislative acts, asbestos docket management and procedures, the substantive law, the co-defendant pool, and other external factors have affected lawsuit volume, claim volume, qualification rates, claim values, and related matters. Collectively, these variables generally have had the effect of increasing the Company’s per-claim average indemnity payment over time.

Beginning with the initial liability of $975 million established in 1993, the Company has accrued a total of approximately $5.0 billion through 2019, before insurance recoveries, for its asbestos-related liability. The Company’s estimates of its liability have been significantly affected by, among other factors, the volatility of asbestos-related litigation in the United States, the significant number of co-defendants that have filed for bankruptcy, changes in mortality rates, the inherent uncertainty of future disease incidence and claiming patterns against the Company, the significant expansion of the types of defendants that are now sued in this litigation, and the continuing changes in the extent to which these defendants participate in the resolution of cases in which the Company has also been a defendant.

The Company has continued to monitor trends that may affect its ultimate liability and analyze the developments and variables likely to affect the resolution of Asbestos Claims. The material components of the Company’s total accrued liability are determined by the Company in connection with its annual comprehensive legal review and consist of the following estimates, to the extent it is probable that such liabilities have been incurred and can be reasonably estimated: (i) the liability for Asbestos Claims already asserted against the Company; (ii) the liability for Asbestos Claims not yet asserted against the Company; and (iii) the legal defense costs estimated to be incurred in connection with the Asbestos Claims already asserted and those Asbestos Claims the Company believes will be asserted.

The Company has historically conducted an annual comprehensive legal review of its asbestos-related liabilities and costs in connection with finalizing and reporting its annual results of operations, unless significant changes in trends or new developments have warranted an earlier review. As part of its annual comprehensive legal review, the Company has provided historical Asbestos Claims’ data to a third party with expertise in determining the impact of disease incidence and mortality on future filing trends to develop information to assist the Company in estimating the total number of future Asbestos Claims likely to be asserted against the Company. The Company has used this estimate, along with an estimation of disposition costs and related legal costs, as inputs to develop its best estimate of its total probable liability. If the results of the annual comprehensive legal review indicated that the existing amount of the accrued liability was lower (higher) than its reasonably estimable

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

asbestos-related costs, then the Company has recorded an appropriate charge (credit) to the Company’s results of operations to increase (decrease) the accrued liability.

The significant assumptions underlying the material components of the Company’s accrual have historically been:

a)	settlements will continue to be limited almost exclusively to claimants who were exposed to the Company’s asbestos containing insulation prior to its exit from that business in 1958;
b)	Asbestos Claims will continue to be resolved primarily under the Company’s administrative claims-handling agreements or on terms comparable to those set forth in those agreements;
c)

the incidence of serious asbestos-related disease cases and claiming patterns against the Company for such cases do not change materially, including claiming pattern changes driven by changes in the law, procedure, or expansion of judicial resources in jurisdictions where the Company settles Asbestos Claims;

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

For the years ended December 31, 2019 and 2018, the Company concluded that accruals in the amounts of $486 million and $602 million, respectively, were required. These amounts have not been discounted for the time value of money. The Company’s comprehensive legal reviews resulted in charges of $35 million, $125 million and $0 million for the years ended December 31, 2019, 2018 and 2017, respectively. As previously disclosed, the Company anticipated that adjustments to its asbestos-related accruals were possible given the inherent uncertainties involved in asbestos litigation. In the fourth quarter of 2019, this charge was primarily due to an increase in the estimated average disposition cost per claim (including related legal costs), driven primarily by plaintiffs leveraging a changing litigation environment, and an immaterial decrease in the estimated number of claims likely to be asserted against the Company in the future. In the fourth quarter of 2018, the Company determined that it was advantageous to accelerate the disposition of certain claims in light of additional information the Company obtained about higher estimated future claim volumes and values in certain of the affected discrete streams of potential liability. Factors impacting the increased likelihood of these additional losses included changes in the law, procedure, the expansion of judicial resources in certain jurisdictions, and renewed attention to dockets of non-mesothelioma cases. The Company also obtained new information about other Asbestos Claims, which had the effect of reducing its asbestos-related liability. The combined effect of these items resulted in a change in estimate of the Company’s asbestos-related liability.

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

Following the Merger (undertaken as part of Corporate Modernization), the Company’s legacy asbestos-related liabilities and certain other liabilities remained within Paddock. On January 6, 2020, Paddock voluntarily

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

filed for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware to equitably and finally resolve all of its current and future asbestos-related claims. As a result of the initiation of the Chapter 11 proceeding, Paddock now operates in the ordinary course under court protection from asbestos claims by operation of the automatic stay in Paddock’s Chapter 11 filing, which stays ongoing litigation and submission of claims against Paddock and defers the payment of Paddock’s outstanding obligations on account of settled or otherwise determined lawsuits and claims. The bankruptcy process is expected to provide a centralized forum to resolve presently pending and anticipated future lawsuits and claims associated with asbestos.

For a discussion of the effects of the Corporate Modernization and Paddock’s Chapter 11 proceedings on the Company’s financial statements, see Item 1A, “Risk Factors – “Corporate Modernization,” and “Subsidiary Bankruptcy” and “Asbestos-Related Liability,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 22.

Other Matters

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

15. Accumulated Other Comprehensive Income (Loss)

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

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The following table lists the beginning balance, annual activity and ending balance of each component of accumulated other comprehensive income (loss):

						Total Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Income (Loss)
Balance on January 1, 2018	$(723)	$(12)		$(1,091)		$(1,826)
Change before reclassifications	(166)	(4)		(114)		(284)
Amounts reclassified from accumulated other comprehensive income		(1)	(a)	131	(b)	130
Translation effect		(1)		16		15
Tax effect				(3)		(3)
Other comprehensive income (loss) attributable to the Company	(166)	(6)		30		(142)
Balance on December 31, 2018	(889)	(18)		(1,061)		(1,968)
Change before reclassifications	76	(74)		(21)		(19)
Amounts reclassified from accumulated other comprehensive income		75	(a)	70	(b)	145
Translation effect		1		(7)		(6)
Tax effect		2		3		5
Other comprehensive income (loss) attributable to the Company	76	4		45		125
Balance on December 31, 2019	$(813)	$(14)		$(1,016)		$(1,843)

(a)	Amount is included in Cost of goods sold on the Consolidated Results of Operations (see Note 8 for additional information).
(b)	Amount is included in the computation of net periodic pension cost and net postretirement benefit cost (see Note 10 for additional information).

16. Stock Based Compensation

The Company has various nonqualified plans approved by share owners under which it has granted stock options, restricted shares and performance vested restricted share units. Starting with the 2017 equity awards, the Company has allocated these awards solely in the form of restricted shares and performance vested restricted share units. As such, the Company’s annual compensation expense related to stock option awards is immaterial. At December 31, 2019, there were 10,439,355 shares available for grants under these plans. Total compensation cost for all grants of shares and units under these plans was $10 million, $27 million and $18 million for the years ended December 31, 2019, 2018, and 2017, respectively.

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

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The fair value of the restricted shares and restricted share units is equal to the market price of the Company’s common stock on the date of the grant. The fair value of restricted shares and restricted share units, is amortized over the vesting periods which range from one to four years.

The activity of restricted shares and restricted share units is as follows:

		Weighted
	Number of	Average
	Restricted	Grant-Date
	Shares	Fair Value
	(thousands)	(per share)
Nonvested at January 1, 2019	1,053	$20.29
Granted	580	18.85
Vested	(408)	19.92
Forfeited	(111)	20.20
Nonvested at December 31, 2019	1,114	19.69
Awards granted during 2018		$22.05
Awards granted during 2017		$20.01

	2019	2018	2017
Total fair value of shares vested	$8	$10	$5

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

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Performance vested restricted share unit activity is as follows:

	Number of Performance	Weighted Average
	Vested Restricted Shares	Grant-Date Fair Value
	Units (thousands)	(per unit)
Nonvested at January 1, 2019	1,632	$18.48
Granted	1,389	17.64
Vested	(1,336)	15.11
Forfeited/Cancelled	(126)	20.84
Nonvested at December 31, 2019	1,559	20.20
Awards granted during 2018		$19.73
Awards granted during 2017		$19.57

Approximately 1,336,000 shares were issued in 2019 with a fair value at issuance date of $20 million related to performance vested restricted share units.

As of December 31, 2019, there was $10 million of total unrecognized compensation cost related to all unvested stock options, restricted shares, restricted share units and performance vested restricted share units. That cost is expected to be recognized over a weighted average period of approximately two years.

17. Other Expense, net

Other expense, net for the years ended December 31, 2019, 2018, and 2017 included the following:

	2019	2018	2017
Impairment of goodwill (see Note 6)	$595	$—	$—
Restructuring, asset impairment and other charges	89	97	77
Charge for asbestos-related costs	35	125
Pension settlement charges	26	74	218
Charge for other asset impairments	22
Intangible amortization expense	41	40	41
Strategic transaction and corporate modernization costs	31
Gain on sale of equity investment	(107)
Royalty income	(12)	(13)	(11)
Foreign currency exchange loss	5	6	5
Non-income tax gain		(19)
Other expense (income, including gains on asset sales), net	4	(41)	(7)
	$729	$269	$323

In 2019, the Company recorded charges of approximately $22 million for asset impairments related to the Company’s operations in Argentina and China, due primarily to macroeconomic conditions in those countries. The Company wrote down the value of these assets to the extent their carrying amounts exceeded fair value. The fair value of the assets was computed based on estimated future cash flows. The Company classified the significant assumptions used to determine the fair value of the impaired assets, which was not material, as Level 3 (third party appraisal) in the fair value hierarchy. The remaining carrying value of the impaired assets was approximately $5 million.

In 2018, other income, net includes a gain realized on a sale of an asset in Europe (approximately $11 million) and gains recorded on insurance proceeds in the Americas (approximately $11 million).

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

18. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2019	2018	2017
Numerator:
Net earnings (loss) attributable to the Company	$(400)	$257	$180
Denominator (in thousands):
Denominator for basic earnings per share-weighted average shares outstanding	155,250	160,125	162,737
Effect of dilutive securities:
Stock options and other		1,963	1,910
Denominator for diluted earnings per share-adjusted weighted average shares outstanding	155,250	162,088	164,647
Basic earnings per share:
Earnings (loss) from continuing operations	$(2.56)	$0.90	$1.12
Gain (loss) from discontinued operations	(0.02)	0.71	(0.01)
Net earnings (loss)	$(2.58)	$1.61	$1.11
Diluted earnings per share:
Earnings (loss) from continuing operations	$(2.56)	$0.89	$1.11
Gain (loss) from discontinued operations	(0.02)	0.70	(0.01)
Net earnings (loss)	$(2.58)	$1.59	$1.10

Options to purchase 2,086,004, 1,726,275 and 1,522,928 weighted average shares of common stock which were outstanding during 2019, 2018, and 2017, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. For the year ended December 31, 2019, diluted earnings per share of common stock was equal to basic earnings per share of common stock due to the loss from continuing operations.

On December 26 and 27, 2019, the Company implemented the Corporate Modernization, which involved a series of transactions, including the Merger. Upon the effectiveness of the Merger, each share of O-I stock held immediately prior to the Merger automatically converted into a right to receive an equivalent corresponding share of O-I Glass Common Stock, having the same designations, rights, powers and preferences and the qualifications, limitations, and restrictions as the corresponding share of O-I stock being converted.

In connection with the Merger and pursuant to the Merger Agreement, each option to purchase a share of O-I Common Stock, each Company Equity Awards was converted into an O-I Glass Equity Award. Each O-I Glass Equity Award continues to be subject to the same terms and conditions (including vesting schedule and performance, forfeiture and termination conditions) that applied to the corresponding Company Equity Award immediately prior to the effective time of the Merger.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

19. Supplemental Cash Flow Information

Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

	2019	2018	2017
Decrease (increase) in current assets:
Receivables - change in factoring	$(61)	$146	$136
Receivables - all other changes	13	(103)	(173)
Inventories	(26)	(29)	2
Prepaid expenses and other	13	(58)	(10)
Increase (decrease) in current liabilities:
Accounts payable	(62)	67	69
Accrued liabilities	(30)	(16)	(49)
Salaries and wages	(25)	(1)	(21)
U.S. and foreign income taxes	2	9	(43)
	$(176)	$15	$(89)

The Company uses various factoring programs to sell certain receivables to financial institutions as part of managing its cash flows. At December 31, 2019, December 31, 2018 and December 31, 2017, the amount of receivables sold by the Company was $539 million, $600 million and $454 million, respectively.

Income taxes paid in cash were as follows:

	2019	2018	2017
U.S.	$2	$11	$4
Non-U.S.	101	97	127
Total income taxes paid in cash	$103	$108	$131

Interest paid in cash, including note repurchase premiums, for the years ended December 31, 2019, 2018 and 2017 was $303 million, $236 million and $261 million, respectively. Cash interest for the years ended December 31, 2019, 2018 and 2017 included $54 million, $0 million and $18 million of note repurchase premiums, respectively.

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

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

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

A separate arbitration involving two other subsidiaries of the Company -- Fabrica de Vidrios Los Andes, C.A.(“Favianca”), and Owens-Illinois de Venezuela, C.A. (“OIDV”) -- was initiated in 2012 to obtain compensation primarily for third-party minority shareholders’ lost interests in the two expropriated plants. However, on November 13, 2017, ICSID issued an award that dismissed this arbitration on jurisdiction grounds.  In March 2018, OIDV and Favianca submitted to ICSID an application to annul the November 13, 2017 award; on November 22, 2019, OIDV and Favianca’s request to annul the award was rejected by an ICSID ad hoc committee.  The two subsidiaries are evaluating potential next steps.

As a result of the favorable ruling by an ICSID ad hoc committee rejecting Venezuela’s request to annul the OIEG Award, and thereby concluding those annulment proceedings, the Company recognized a $115 million gain from discontinued operations in 2018. The loss from discontinued operations of $3 million and $3 million for the years ended December 31, 2019 and 2017, respectively, and the gain from discontinued operations of $113 million for the year ended December 31, 2018, reflects the gain in 2018 and the ongoing costs for the Venezuelan expropriation in all three years.

21. Business Combinations

On June 28, 2019, the Company completed the acquisition of Nueva Fábrica Nacional de Vidrio, S. de R.L. de C.V. (“Nueva Fanal”) from Grupo Modelo, an affiliate of Anheuser-Busch InBev SA/NV for a total purchase price of approximately $190 million, subject to a working capital adjustment. The Company financed this acquisition with debt. The Nueva Fanal facility is located near Mexico City, Mexico. Currently, this plant has three furnaces to produce and supply approximately 240,000 tons of glass containers annually for Grupo Modelo brands, such as Corona, for local and global export markets. This acquisition increases the Company’s presence in the Mexican glass packaging market.

Nueva Fanal’s operating results are included in the Company’s Consolidated Financial Statements from the acquisition date as part of the Americas segment. The acquisition qualifies as a business combination and will be accounted for using the acquisition method of accounting.

The total purchase price will be allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values. The purchase agreement contains customary provisions for working capital adjustments, which the Company expects to resolve with the seller by the end of the second quarter of 2020.  The aggregate purchase price was preliminarily allocated to the Company’s balance sheet as of December 31, 2019, and has not yet been finalized because the Company has not yet completed the valuation of the acquired property, plant and equipment and the related depreciation periods. The Company expects that the purchase price allocation process will be completed no later than the second quarter of 2020. The following table summarizes the preliminary estimates of fair value of the assets acquired and liabilities assumed on June 28, 2019 and

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

subsequent adjustments identified through the ongoing purchase price allocation process and recorded through the measurement period:

	June 28, 2019		Measurement Period Adjustments	December 31, 2019
Accounts receivable	$42	$		$42
Inventory	17			17
Goodwill	0		21	21
Intangibles	35		(32)	3
Net property, plant and equipment	129		32	161
Total assets acquired	223		21	244
Accounts payable	25		1	26
Accrued liabilities	3			3
Deferred tax liabilities	0		25	25
Net assets acquired	$195		$(5)	$190

The fair value of the tangible assets was estimated utilizing income and market approaches, considering remaining useful life. The value assigned to the customer list intangibles was based on the present value of future earnings attributable to the asset group after recognition of required returns to the other contributory assets. Recognized goodwill is attributable to the assembled workforce, expected synergies and other intangible assets that do not qualify for separate recognition. The goodwill related to this acquisition is not deductible for tax purposes.

The provisional balance sheet adjustments identified above did not result in any significant adjustments to the previous period’s income statement. This acquisition did not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented.

22. Subsequent Events

On December 26 and 27, 2019, the Company implemented the Corporate Modernization, whereby O-I Glass became the new parent entity with O-I Group and Paddock as direct, wholly owned subsidiaries. The Company’s legacy asbestos-related liabilities remained within Paddock, structurally separating them from the Company’s glass-making operations, which remain under O-I Group.

On January 6, 2020, Paddock voluntarily filed for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware to equitably and finally resolve all of its current and future asbestos-related claims. O-I Glass and O-I Group were not included in the Chapter 11 filing. Paddock’s ultimate goal in its Chapter 11 case is to confirm a plan of reorganization under Section 524(g) of the Bankruptcy Code and utilize this specialized provision to establish a trust that will address all current and future asbestos-related claims. Because the Chapter 11 proceedings are in the beginning stages, it is not possible to predict the form of the ultimate resolution or when an ultimate resolution might occur.

As part of the Corporate Modernization transactions, O-I Glass entered into a support agreement with Paddock that requires O-I Glass to provide funding to Paddock for all permitted uses, subject to the terms of the support agreement. The key objective of the support agreement is to ensure that Paddock has the ability to fund the costs and expenses of managing the Chapter 11 process, ultimately settle its Asbestos Claims (as defined herein) through the establishment of a trust as described above and fund certain other liabilities including

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

appropriate taxes. The ultimate amount that may be required to fund the trust in connection with a confirmed Chapter 11 plan of reorganization cannot be estimated with certainty.

Following the Chapter 11 filing, the activities of Paddock are now subject to review and oversight by the bankruptcy court. As a result, the Company no longer has exclusive control over Paddock’s activities during the bankruptcy proceedings. Therefore, Paddock was deconsolidated as of the filing date of January 6, 2020, and its assets and liabilities, which primarily included $47 million of cash, the legacy asbestos-related liabilities, as well as certain other assets and liabilities, were derecognized from the Company’s consolidated financial statements on a prospective basis. Simultaneously, the Company recognized a liability related to the Support Agreement of $471 million. Taken together, these transactions resulted in a loss of approximately $14 million, which will be reflected as a charge in the Company’s first quarter 2020 operating results. Additionally, the deconsolidation will result in an investing outflow of $47 million in the Company’s first quarter 2020 consolidated cash flows.

Several risks and uncertainties related to Paddock’s Chapter 11 case could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows, including the ultimate amounts necessary to fund any trust established pursuant to Section 524(g) of the Bankruptcy Code, the potential for the Company’s asbestos-related exposure to extended beyond Paddock arising from corporate veil piercing efforts or other claims by asbestos plaintiffs, the costs of the Chapter 11 proceedings and the length of time necessary to resolve the case, either through settlement or various court proceedings, and the possibility that Paddock will be unsuccessful in attaining relief under Chapter 11.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Selected Quarterly Financial Data (unaudited) The following tables present selected financial data by quarter for the years ended December 31, 2019 and 2018:

	2019
	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
Net sales	$1,638	$1,756	$1,670	$1,628	$6,691
Gross profit	$298	$336	$299	$276	$1,208
Earnings (loss) from continuing operations attributable to the Company (a)	$79	$66	$(575)	$32	$(397)
Loss from discontinued operations attributable to the Company (b)		(1)		(1)	(3)
Net earnings attributable to the Company	$79	$65	$(575)	$31	$(400)

Earnings per share of common stock (a) (b):
Basic:
Earnings (loss) from continuing operations	$0.51	$0.42	$(3.69)	$0.20	$(2.56)
Gain from discontinued operations					(0.02)
Net earnings (loss)	$0.51	$0.42	$(3.69)	$0.20	$(2.58)
Diluted:
Earnings (loss) from continuing operations	$0.51	$0.42	$(3.69)	$0.20	$(2.56)
Gain from discontinued operations					(0.02)
Net earnings (loss)	$0.51	$0.42	$(3.69)	$0.20	$(2.58)
(a)	Amounts management considers not representative of ongoing operations include:

For the second quarter, included net charges totaling $42 million after-tax amount attributable to the Company. The effect of these charges was a decrease in earnings per share of $0.27.

For the third quarter, included net charges totaling $659 million after-tax amount attributable to the Company. The effect of these charges was a reduction in earnings per share of $4.23.

For the fourth quarter, included net charges totaling $47 million after-tax amount attributable to the Company. The effect of these charges was a reduction in earnings per share of $0.30.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

(b)	Selected financial data and earnings per share are computed independently for each period presented. As such, the sums of the amounts calculated separately for each quarter do not equal the year-to-date amount.

	2018
	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
Net sales	$1,736	$1,772	$1,734	$1,635	$6,877
Gross profit	$319	$346	$324	$294	$1,283
Earnings (loss) from continuing operations attributable to the Company (c)	$98	$50	$120	$(125)	$144
Gain from discontinued operations attributable to the Company (d)				115	113
Net earnings (loss) attributable to the Company	$98	$50	$120	$(10)	$257

Earnings per share of common stock (c) (d):
Basic:
Earnings (loss) from continuing operations	$0.60	$0.31	$0.75	$(0.79)	$0.90
Loss from discontinued operations				0.73	0.71
Net earnings (loss)	$0.60	$0.31	$0.75	$(0.06)	$1.61
Diluted:
Earnings (loss) from continuing operations	$0.59	$0.31	$0.75	$(0.78)	$0.89
Loss from discontinued operations				0.72	0.70
Net earnings (loss)	$0.59	$0.31	$0.75	$(0.06)	$1.59
(c)	Amounts management considers not representative of ongoing operations include:

For the second quarter, included net charges totaling $75 million after-tax amount attributable to the Company. The effect of these charges was a decrease in earnings per share of $0.46.

For the fourth quarter, included net charges totaling $222 million after-tax amount attributable to the Company. The effect of these charges was a reduction in earnings per share of $1.39.

(d)	Selected financial data and earnings per share are computed independently for each period presented. As such, the sums of the amounts calculated separately for each quarter do not equal the year-to-date amount.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.

Management’s Report on Internal Control over Financial Reporting

The management of O-I Glass, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. However, all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and reporting.

The Company acquired Nueva Fábrica Nacional de Vidrio, S. de R.L. de C.V. (the “Nueva Fanal Acquisition”) on June 28, 2019, which represented approximately 3% of the Company’s total assets as of December 31, 2019 and approximately 1% of the Company’s total net sales for the year then ended. As the Nueva Fanal Acquisition was completed during the second quarter of 2019, the scope of the Company’s assessment of the effectiveness of its internal control over financial reporting does not include the Nueva Fanal Acquisition. This exclusion is pursuant to the SEC’s general guidance that an assessment of a recently acquired business’ internal control over financial reporting from the Company’s assessment of its internal control may be omitted from the scope of the Company’s assessment of its internal control over financial reporting for twelve months following the date of acquisition.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment management used the criteria for effective internal control over financial reporting as described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO framework) in 2013.

Based on this assessment, using the criteria above, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2019.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Share Owners and the Board of Directors of O-I Glass, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited O-I Glass, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, O-I Glass, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Nueva Fábrica Nacional de Vidrio, S. de R.L. de C.V. (Nueva Fanal), which is included in the 2019 consolidated financial statements of the Company and constituted 3% of total assets as of December 31, 2019 and 1% of total net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Nueva Fanal.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of O-I Glass, Inc. as of December 31, 2019 and 2018, the related consolidated statements of results of operations, comprehensive income (loss), share owners’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 21, 2020 expressed an unqualified opinion thereon.

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
February 21, 2020

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to non-officer directors and corporate governance is included in the 2020 Proxy Statement in the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and such information is incorporated herein by reference.

Information with respect to executive officers is included herein in Item 1.

Code of Business Conduct and Ethics

The Company’s Global Code of Business Conduct and Ethics, which is applicable to all directors, officers and employees of the Company, including the principal executive officer, the principal financial officer and the principal accounting officer, is available on the Investor Relations section of the Company’s website (www.o-i.com). A copy of the Code is also available in print to share owners upon request, addressed to the Corporate Secretary at O-I Glass, Inc., One Michael Owens Way, Perrysburg, Ohio 43551. The Company intends to post amendments to or waivers from its Code of Business Conduct and Ethics (to the extent applicable to the Company’s directors, executive officers or principal financial officers) at this location on its website.

ITEM 11. EXECUTIVE COMPENSATION

The section entitled “Executive Compensation,” exclusive of the subsection entitled “Board Compensation Committee Report,” which is included in the 2020 Proxy Statement, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section entitled “Security Ownership of Certain Beneficial Owners and Management” which is included in the 2020 Proxy Statement is incorporated herein by reference.

The following table summarizes securities authorized for issuance under equity compensation plans as of December 31, 2019.

Equity Compensation Plan Information
	(a)	(b)	(c)
Number of securities
remaining available
	Number of securities		for future issuance
	to be issued upon		under equity
	exercise of	Weighted-average	compensation plans
	outstanding options,	exercise price of	(excluding securities
	warrants and rights(1)	outstanding options,	reflected in column (a))
Plan Category	(thousands)	warrants and rights (1)	(thousands)
Equity compensation plans approved by security holders	4,427	$19.58	10,439
Equity compensation plans not approved by security holders
Total	4,427	$19.58	10,439
(1)	Represents 1,754,000 options to purchase shares of the Company’s common stock and 2,673,000 restricted share units which, do not provide for an exercise price and have been excluded from the weighted average exercise price in column (b). There are no outstanding warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The section entitled “Director and Executive Compensation and Other Information,” exclusive of the subsection entitled “Board Compensation Committee Report on Executive Compensation,” which is included in the 2020 Proxy Statement, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to principal accountant fees and services is included in the 2020 Proxy Statement in the section entitled “Independent Registered Public Accounting Firm” and such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Index of Financial Statements and Financial Statement Schedules Covered by Report of Independent Auditors.

(a)	DOCUMENTS FILED AS PART OF THIS REPORT
1.	See Index to Consolidated Financial Statements on page 50 hereof.
2.	See Quarterly Results (Unaudited) beginning on page 104 hereof.
3.	Financial Statement Schedule:

10-K Page
For the years ended December 31, 2019, 2018, and 2017:
II—Valuation and Qualifying Accounts (Consolidated)	S-1
All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule.

4.	See Exhibit Index beginning on page 112 hereof.

EXHIBIT INDEX

S-K Item 601 No.		Document
2.1	__

Stock Purchase Agreement, dated as of May 12, 2015, by and between Owens-Brockway Glass Container Inc. and Vitro, S.A.B. de C.V., Distribuidora Álcali, S.A. de C.V. and Vitro Packaging, LLC (filed as Exhibit 2.1 to Owens-Illinois, Inc.’s Form 8-K/A filed on May 13, 2015, File No. 1-9576, and incorporated herein by reference).

2.2	—

Agreement and Plan of Merger (filed as Exhibit 2.1 to O-I Glass, Inc.’s, Paddock Enterprises, LLC’s and Owens-Illinois Group, Inc.’s Form 8-K12B dated December 25, 2019, File Nos. 1-9576 and 1-10956, and incorporated herein by reference).

3.1	—

Amended and Restated Certificate of Incorporation of O-I Glass, Inc. (filed as Exhibit 3.2 to O-I Glass, Inc.’s, Paddock Enterprises, LLC’s and Owens-Illinois Group, Inc.’s Form 8-K12B dated December 25, 2019, File Nos. 1-9576 and 1-10956, and incorporated herein by reference).

3.2	—

Amended and Restated By-Laws of O-I Glass, Inc., (filed as Exhibit 3.3 to O-I Glass, Inc.’s, Paddock Enterprises, LLC’s and Owens-Illinois Group, Inc.’s Form 8-K12B dated December 25, 2019, File Nos. 1-9576 and 1-10956, and incorporated herein by reference).

4.1	—

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

4.4	—

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

4.5	—

Third Amended and Restated Credit Agreement and Syndicated Facility Agreement, dated June 25, 2019, by and among the Borrowers named therein, Owen-Illinois General Inc., as Borrowers’ Agent, Deutsche Bank AG New York Branch, as Administrative Agent, and the other Agents, Arrangers and Lenders named therein (filed as Exhibit 4.1 to Owen-Illinois, Inc.’s and Owens-Illinois Group, Inc.’s combined Form 8-K dated June 25, 2019, File Nos. 1-9576 and 33-13061, and incorporated herein by reference).

S-K Item 601 No.		Document
4.6	—

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

4.7	—

Fourth Amended and Restated Pledge Agreement, dated as of April 22, 2015, between Owens-Illinois Group, Inc., Owens-Brockway Packaging, Inc., and Deutsche Bank AG, New York Branch, as Collateral Agent (as defined therein) and any other parties thereto (filed as Exhibit 4.2 to Owens-Illinois Group, Inc.’s Form 8-K dated April 22, 2015, File No. 33-13061, and incorporated herein by reference).

4.8	__

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

4.10	__

Domestic Guarantor Consent and Reaffirmation, dated as of June 25, 2019, by and among Owens-Illinois Group, Inc., the Subsidiary Grantors (as defined therein) and Deutsche Bank AG New York Branch, as the Collateral Agent (filed as Exhibit 4.3 to Owen-Illinois, Inc.’s and Owens-Illinois Group, Inc.’s combined Form 8-K dated June 26, 2019, File Nos. 1-9576 and 33-13061, and incorporated herein by reference).

4.11	—

First Amendment to the Fourth Amended and Restated Intercreditor Agreement, dated as of June 25, 2019, by and among Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent for the lenders party to the Credit Agreement (as defined therein) and any other parties thereto (filed as Exhibit 4.2 to Owen-Illinois, Inc.’s and Owens-Illinois Group, Inc.’s combined Form 8-K dated June 25, 2019, File Nos. 1-9576 and 33-13061, and incorporated herein by reference).

4.12	—

Second supplemental indenture, dated as of December 11, 2019, by and among Owens-Brockway Glass Container Inc., as issuer, and U.S. Bank National Association, as trustee, to the indenture, dated as of December 3, 2014, by and among Owens-Brockway Glass Container Inc., as issuer, the guarantors party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Owen-Illinois, Inc.’s and Owens-Illinois Group, Inc.’s combined Form 8-K dated December 11, 2019, File Nos. 1-9576 and 33-13061, and incorporated herein by reference).

4.13	—

Second supplemental indenture, dated as of December 11, 2019, by and among Owens-Brockway Glass Container Inc., as issuer, and U.S. Bank National Association, as trustee, to the indenture, dated as of August 24, 2015, by and among Owens-Brockway Glass Container Inc., as issuer, the guarantors party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to Owen-Illinois, Inc.’s and Owens-Illinois Group, Inc.’s combined Form 8-K dated December 11, 2019, File Nos. 1-9576 and 33-13061, and incorporated herein by reference).

S-K Item 601 No.		Document
4.14	—

Second supplemental indenture, dated as of December 11, 2019, by and among OI European Group B.V., as issuer, and Deutsche Trustee Company Limited, as trustee, to the indenture, dated as of March 22, 2013, by and among the OI European Group B.V., as issuer, the guarantors party thereto, Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as principal paying agent and transfer agent, and Deutsche Bank Luxembourg S.A., as Luxembourg transfer agent and registrar (filed as Exhibit 4.3 to Owen-Illinois, Inc.’s and Owens-Illinois Group, Inc.’s combined Form 8-K dated December 11, 2019, File Nos. 1-9576 and 33-13061, and incorporated herein by reference).

4.15	—

First supplemental indenture, dated as of December 11, 2019, by and among OI European Group B.V., as issuer, and Deutsche Trustee Company Limited, as trustee, to the indenture, dated as of November 3, 2016, by and among the OI European Group B.V., as issuer, the guarantors party thereto, Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as principal paying agent and transfer agent, and Deutsche Bank Luxembourg S.A., as Luxembourg transfer agent and registrar (filed as Exhibit 4.4 to Owen-Illinois, Inc.’s and Owens-Illinois Group, Inc.’s combined Form 8-K dated December 11, 2019, File Nos. 1-9576 and 33-13061, and incorporated herein by reference).

4.16	—

First supplemental indenture, dated as of December 11, 2019, by and among OI European Group B.V., as issuer, and Deutsche Bank Trust Company Americas, as trustee, to the indenture, dated as of December 12, 2017, by and among the OI European Group B.V., as issuer, the guarantors party thereto, Deutsche Bank Trust Company Americas, as trustee (filed as Exhibit 4.5 to Owen-Illinois, Inc.’s and Owens-Illinois Group, Inc.’s combined Form 8-K dated December 11, 2019, File Nos. 1-9576 and 33-13061, and incorporated herein by reference).

4.17	—

Amendment No. 1 to the Third Amended and Restated Credit Agreement and Syndicated Facility Agreement, dated June 25, 2019, by and among the Borrowers named therein, Owens-Illinois General Inc., as Borrowers’ Agent, Deutsche Bank AG New York Branch, as Administrative Agent, and the other Agents, Arrangers and Lenders named therein (filed as Exhibit 10.1 to Owen-Illinois, Inc.’s and Owens-Illinois Group, Inc.’s combined Form 8-K dated December 13, 2019, File Nos. 1-9576 and 33-13061, and incorporated herein by reference).

4.18	—

Amendment No. 2 to the Third Amended and Restated Credit Agreement and Syndicated Facility Agreement, dated June 25, 2019, by and among the Borrowers named therein, Owens-Illinois General Inc., as Borrowers’ Agent, Deutsche Bank AG New York Branch, as Administrative Agent, and the other Agents, Arrangers and Lenders named therein (filed as Exhibit 10.2 to Owen-Illinois, Inc.’s and Owens-Illinois Group, Inc.’s combined Form 8-K dated December 13, 2019, File Nos. 1-9576 and 33-13061, and incorporated herein by reference).

4.19	—	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1*	—

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

Form of Director Restricted Stock Unit Agreement for use under the Owens-Illinois, Inc. Amended and Restated 2017 Incentive Award Plan (filed as Exhibit 10.3 to Owens-Illinois, Inc.’s Form 10-Q for the quarter ended June 30, 2019, File No. 1-9576, and incorporated herein by reference).

10.25*	—

Form of Employee Restricted Stock Unit Agreement for use under the Owens-Illinois, Inc. 2017 Incentive Award Plan (filed as Exhibit 10.1 to Owens-Illinois, Inc.’s Form 10-Q for the quarter ended March 31, 2019, File No. 1-9576, and incorporated herein by reference).

10.26*	—

Form of Employee Performance Stock Unit Agreement for use under the Owens-Illinois, Inc. 2017 Incentive Award Plan (filed as Exhibit 10.2 to Owens-Illinois, Inc.’s Form 10-Q for the quarter ended March 31, 2019, File No. 1-9576, and incorporated herein by reference.

10.27*	—

Owens-Illinois, Inc. Amended and Restated 2017 Incentive Award Plan (filed as Appendix B to Owens-Illinois, Inc.’s Definitive Proxy Statement on Schedule 14A filed April 2, 2019, File No. 1-9576, and incorporated herein by reference).

10.28*	—

Form of Employee Restricted Stock Unit Agreement for use under the Owens-Illinois, Inc. Amended and Restated 2017 Incentive Award Plan (filed as Exhibit 10.1 to Owens-Illinois, Inc.’s Form 10-Q for the quarter ended June 30, 2019, File No. 1-9576, and incorporated herein by reference).

10.29*	—

Form of Employee Performance Stock Unit Agreement for use under the Owens-Illinois, Inc. Amended and Restated 2017 Incentive Award Plan (filed as Exhibit 10.2 to Owens-Illinois, Inc.’s Form 10-Q for the quarter ended June 30, 2019, File No. 1-9576, and incorporated herein by reference).

10.30	—

Assignment and Assumption Agreement (filed as Exhibit 10.1 to O-I Glass, Inc.’s, Paddock Enterprises, LLC’s and Owens-Illinois Group, Inc.’s Form 8-K12B dated December 25, 2019, File Nos. 1-9576 and 1-10956, and incorporated herein by reference)

21	—	Subsidiaries of O-I Glass, Inc. (filed herewith).
23	—	Consent of Independent Registered Public Accounting Firm (filed herewith).

S-K Item 601 No.		Document
24	—	O-I Glass, Inc. Power of Attorney (filed herewith).
31.1	—	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	—	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1**	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
32.2**	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
101	—

Financial statements from the Annual Report on Form 10-K of O-I Glass, Inc. for the year ended December 31, 2019, formatted in Inline XBRL: (i) the Consolidated Results of Operations, (ii) the Consolidated Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Share Owners’ Equity, (v) the Consolidated Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	—	Cover Page Interactive data File (embedded within the Inline XBRL document)

*	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(c).
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

O-I GLASS, INC.
(Registrant)

	By:	/s/ Mary Beth Wilkinson
Mary Beth Wilkinson
Attorney-in-fact

Date: February 21, 2020

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of O-I Glass, Inc. and in the capacities and on the dates indicated.

Signatures		Title

Andres A. Lopez		President and Chief Executive Officer (Principal Executive Officer)

John A. Haudrich		Senior Vice President and Chief Financial Officer (Principal Financial Officer; Principal Accounting Officer)

Carol A. Williams		Chairman of the Board

Gordon J. Hardie		Director

Peter S. Hellman		Director

John Humphrey		Director

Anastasia D. Kelly		Director

Alan J. Murray		Director

Hari N. Nair		Director

Hugh H. Roberts		Director

Joseph D. Rupp		Director

John H. Walker		Director

Dennis K. Williams		Director

	By:	/s/ Mary Beth Wilkinson
Mary Beth Wilkinson
Attorney-in-fact

Date: February 21, 2020

INDEX TO FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule of O-I Glass, Inc. and Subsidiaries:

For the years ended December 31, 2019, 2018, and 2017:

PAGE
II—Valuation and Qualifying Accounts (Consolidated)	S-1

O-I GLASS, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS (CONSOLIDATED)

Years ended December 31, 2019, 2018, and 2017

(Millions of Dollars)

Reserves deducted from assets in the balance sheets:

Allowances for losses and discounts on receivables

		Additions
	Balance at	Charged to			Balance
	beginning	costs and		Deductions	at end of
	of period	expenses	Other	(Note 1)	period

2019	$35	$15	$(2)	$(16)	$32

2018	$34	$13	$(4)	$(8)	$35

2017	$32	$12	$(2)	$(8)	$34
(1)	Deductions from allowances for losses and discounts on receivables represent uncollectible notes and accounts written off.

Valuation allowance on net deferred tax assets

	Balance at		Charged to other			Balance at
	beginning of	Charged to	comprehensive	Foreign currency	Other	end of
	period	income	income	translation	(Note 1)	period

2019	$495	$(31)	$(14)	$(1)	$13	$462

2018	$543	$(20)	$(7)	$(9)	$(12)	$495

2017	$1,094	$15	$(79)	$4	$(491)	$543
(1)	The U.S. Tax Cuts and Jobs Act ("the Act") was enacted on December 22, 2017. The Act reduced the U.S. federal corporate tax rate to 21% from 35%. The reduction in tax rates reduced certain net U.S. deferred tax assets by $162 million, with an offsetting impact to valuation allowance.

In 2017, $327 million of foreign tax credits expired or were utilized against transition tax, against which a valuation allowance had previously been asserted.

S-1