Form 10-Q
period 2020-03-31
O-I Glass, Inc. /DE/
filed 2020-04-29
CIK 812074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒ The number of shares of common stock, par value $.01, of O-I Glass, Inc. outstanding as of March 31, 2020 was 156,571,353.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The Condensed Consolidated Financial Statements of O-I Glass, Inc. (the “Company”) presented herein are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated. All adjustments are of a normal recurring nature. Because the following unaudited condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The term “Company,” as used herein and unless otherwise stated or indicated by context, refers to Owens-Illinois, Inc. (“O-I”) prior to the Corporate Modernization (as defined in Note 10) and to O-I Glass, Inc. (“O-I Glass”) after the Corporate Modernization.

O-I GLASS, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions, except per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2020	2019
Net sales	$1,561	$1,638
Cost of goods sold	(1,293)	(1,340)

Gross profit	268	298

Selling and administrative expense	(116)	(115)
Research, development and engineering expense	(16)	(16)
Interest expense, net	(53)	(65)
Equity earnings	15	19
Other expense, net	(17)	(10)

Earnings before income taxes	81	111
Provision for income taxes	(26)	(27)

Net earnings	55	84
Net earnings attributable to noncontrolling interests	(5)	(5)
Net earnings attributable to the Company	$50	$79

Basic earnings per share:
Net earnings attributable to the Company	$0.32	$0.51
Weighted average shares outstanding (thousands)	156,081	154,361

Diluted earnings per share:
Net earnings attributable to the Company	$0.32	$0.51
Weighted average diluted shares outstanding (thousands)	157,684	156,635

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

(Unaudited)

	Three months ended
	March 31,
	2020	2019
Net earnings	$55	$84
Other comprehensive income (loss):
Foreign currency translation adjustments	(573)	49
Pension and other postretirement benefit adjustments, net of tax	31	6
Change in fair value of derivative instruments, net of tax	6	5
Other comprehensive income (loss)	(536)	60
Total comprehensive income (loss)	(481)	144
Comprehensive (income) loss attributable to noncontrolling interests	4	(8)
Comprehensive income (loss) attributable to the Company	$(477)	$136

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	March 31,	December 31,	March 31,
	2020	2019	2019
Assets
Current assets:
Cash and cash equivalents	$891	$551	$326
Trade receivables, net of allowance of $30 million, $32 million, and $34 million at March 31, 2020, December 31, 2019 and March 31, 2019	767	621	939
Inventories	1,047	1,045	1,038
Prepaid expenses and other current assets	257	271	276
Total current assets	2,962	2,488	2,579

Property, plant and equipment, net	2,987	3,273	3,074
Goodwill	1,773	1,934	2,507
Intangibles, net	312	371	394
Other assets	1,470	1,544	1,598
Total assets	$9,504	$9,610	$10,152

Liabilities and Share owners’ equity
Current liabilities:
Accounts payable	$1,025	$1,276	$1,065
Short-term loans and long-term debt due within one year	283	124	91
Current portion of asbestos-related liabilities			160
Other liabilities	516	595	544
Total current liabilities	1,824	1,995	1,860

Long-term debt	6,115	5,435	5,820
Asbestos-related liabilities		486	372
Paddock support agreement liability	471
Other long-term liabilities	1,018	1,130	1,090
Share owners' equity	76	564	1,010
Total liabilities and share owners' equity	$9,504	$9,610	$10,152

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net earnings	$55	$84
Non-cash charges
Depreciation and amortization	126	126
Pension expense	9	8
Cash payments
Pension contributions	(13)	(11)
Asbestos-related payments		(71)
Cash paid for restructuring activities	(8)	(15)
Change in components of working capital	(461)	(697)
Other, net (a)	(23)	(19)
Cash utilized in operating activities	(315)	(595)
Cash flows from investing activities:
Cash payments for property, plant and equipment	(120)	(121)
Contributions and advances to joint ventures		(15)
Net cash proceeds on disposal of assets		1
Deconsolidation of Paddock	(47)
Other	2
Cash utilized in investing activities	(165)	(135)
Cash flows from financing activities:
Changes in borrowings, net	859	589
Issuance of common stock and other	(2)	(3)
Treasury shares repurchased		(38)
Dividends paid	(8)	(8)
Cash provided by financing activities	849	540
Effect of exchange rate fluctuations on cash	(29)	4
Increase (Decrease) in cash	340	(186)
Cash at beginning of period	551	512
Cash at end of period	$891	$326
(a)	Other, net includes other non-cash charges plus other changes in non-current assets and liabilities.

See accompanying notes.

O-I GLASS, INC.

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

The Company’s measure of profit for its reportable segments is segment operating profit, which consists of consolidated earnings from continuing operations before interest income, interest expense, and provision for income taxes and excludes amounts related to certain items that management considers not representative of ongoing operations, as well as certain retained corporate costs. The Company’s management uses segment operating profit, in combination with net sales and selected cash flow information, to evaluate performance and to allocate resources. Segment operating profit for reportable segments includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided. Segment operating profit is not a recognized term under U.S. GAAP and therefore does not purport to be an alternative to earnings before income taxes. Further, the Company's measure of segment operating profit may not be comparable to similarly titled measures of other companies.

Financial information for the three months ended March 31, 2020 and 2019 regarding the Company’s reportable segments is as follows:

	Three months ended March 31,
	2020	2019
Net sales:
Americas	$831	$881
Europe	576	596
Asia Pacific	145	151
Reportable segment totals	1,552	1,628
Other	9	10
Net sales	$1,561	$1,638

	Three months ended March 31,
	2020	2019
Segment operating profit:
Americas	$103	$113
Europe	61	79
Asia Pacific	5	8
Reportable segment totals	169	200
Items excluded from segment operating profit:
Retained corporate costs and other	(21)	(24)
Charge for deconsolidation of Paddock	(14)
Interest expense, net	(53)	(65)
Earnings before income taxes	$81	$111

Financial information regarding the Company’s total assets is as follows:

	March 31,	December 31,	March 31,
	2020	2019	2019
Total assets:
Americas	$4,693	$5,264	$5,621
Europe	3,290	3,127	3,273
Asia Pacific	896	1,012	1,012

Reportable segment totals	8,879	9,403	9,906
Other	625	207	246
Consolidated totals	$9,504	$9,610	$10,152

2. Revenue

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

For the three-month periods ended March 31, 2020 and March 31, 2019, the Company had no material bad debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Condensed Consolidated Balance Sheet. For the three-month periods ended March 31, 2020 and March 31, 2019, revenue recognized from prior periods (for example, due to changes in transaction price) was not material.

The following tables for the three months ended March 31, 2020 and 2019 disaggregates the Company’s revenue by customer end use:

	Three months ended March 31, 2020
	Americas	Europe	Asia Pacific	Total

Alcoholic beverages (beer, wine, spirits)	$508	$411	$101	$1,020
Food and other	189	105	24	318
Non-alcoholic beverages	134	60	20	214
Reportable segment totals	$831	$576	$145	$1,552
Other				9
Net sales				$1,561

	Three months ended March 31, 2019
	Americas	Europe	Asia Pacific	Total

Alcoholic beverages (beer, wine, spirits)	$564	$432	$109	$1,105
Food and other	180	103	25	308
Non-alcoholic beverages	137	61	17	215
Reportable segment totals	$881	$596	$151	$1,628
Other				10
Net sales				$1,638

3. Credit Losses

The Company is exposed to credit losses primarily through its sales of glass containers to customers. The Company’s trade receivables from customers are due within one year or less. The Company assesses each customer’s ability to pay for the glass containers that it sells them by conducting a credit review. The credit review considers the expected billing exposure and timing for payment and the customer’s established credit rating or the Company’s assessment of the customer’s creditworthiness based on an analysis of their financial statements when a credit rating is not available. The Company also considers contract terms and conditions, country and political risk, and business strategy in its evaluation. A credit limit is established for each customer based on the outcome of this review. The Company may require collateralized asset support or a prepayment to mitigate credit risk. The Company monitors its ongoing credit exposure through the active review of customer balances against contract terms and due dates, including timely account reconciliation, dispute resolution and payment confirmation. The Company may employ collection agencies and legal counsel to pursue recovery of defaulted receivables.

At March 31, 2020, the Company reported $767 million of accounts receivable, net of allowances of $30 million. Changes in the allowance were not material for the three months ended March 31, 2020.

4. Inventories

Major classes of inventory at March 31, 2020, December 31, 2019 and March 31, 2019 are as follows:

	March 31,	December 31,	March 31,
	2020	2019	2019
Finished goods	$884	$872	$868
Raw materials	121	128	126
Operating supplies	42	45	44
	$1,047	$1,045	$1,038

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

An unrecognized loss of $2 million at March 31, 2020, an unrecognized gain of $1 million at December 31, 2019 and an unrecognized gain of $3 million at March 31, 2019 related to the commodity forward contracts were included in Accumulated other comprehensive income (“Accumulated OCI”), and will be reclassified into earnings in the period when the commodity forward contracts expire.

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

An unrecognized loss of $4 million at March 31, 2020, an unrecognized loss of less than $1 million at December 31, 2019 and an unrecognized loss of $11 million at March 31, 2019, related to these cross-currency swaps, were included in Accumulated OCI, and will be reclassified into earnings within the next twelve months.

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

An unrecognized loss of less than $1 million at March 31, 2020, an unrecognized loss of $1 million at December 31, 2019 and an unrecognized loss of less than $1 million at March 31, 2019 related to these interest rate swaps, were included in Accumulated OCI, and will be reclassified into earnings within the next twelve months.

Net Investment Hedges

The Company is exposed to fluctuations in foreign exchange rates on investments it holds in non-U.S. subsidiaries and uses cross-currency swaps to partially hedge this exposure.

An unrecognized gain of $10 million at March 31, 2020, an unrecognized gain of $8 million at December 31, 2019 and an unrecognized gain of $7 million at March 31, 2019, related to these net investment hedges, were included in Accumulated OCI, and will be reclassified into earnings within the next twelve months.

Balance Sheet Classification

The following table shows the amount and classification (as noted above) of the Company’s derivatives at March 31, 2020, December 31, 2019 and March 31, 2019:

	Fair Value of			Fair Value of
	Hedge Assets			Hedge Liabilities
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2020	2019	2019	2020	2019	2019
Derivatives designated as hedging instruments:
Commodity forward contracts (a)	$—	$1	$3	$2	$—	$—
Interest rate swaps - fair value hedges (b)	11	8	18		2
Cash flow hedges of foreign exchange risk (c)	66	25	18	4	21	4
Interest rate swaps - cash flow hedges (d)				2	1	1
Net investment hedges (e)	5	2	6			4
Total derivatives accounted for as hedges	$82	$36	$45	$8	$24	$9
Derivatives not designated as hedges:
Foreign exchange derivative contracts (f)	10	2	2	5	—	1
Total derivatives	$92	$38	$47	$13	$24	$10

Current	$30	$8	$23	$8	$—	$3
Noncurrent	62	30	24	5	24	7
Total derivatives	$92	$38	$47	$13	$24	$10

(a) The notional amounts of the commodity forward contracts were $12 million, $13 million and $20 million at March 31, 2020, December 31, 2019 and March 31, 2019, respectively. The maximum maturity dates were in 2020 for all three periods.

(b) The notional amounts of the interest rate swaps designated as fair value hedges were €725 million at March 31, 2020, December 31, 2019 and March 31, 2019, respectively. The maximum maturity dates were in 2025 for March 31, 2020 and December 31, 2019 and 2024 for March 31, 2019.

(c) The notional amounts of the cash flow hedges of foreign exchange risk were $1.424 billion at March 31, 2020 and December 31, 2019 and $797 million at March 31, 2019. The maximum maturity dates were in 2023 for all three periods.

(d) The notional amounts of the interest rate swaps designated as cash flow hedges were $105 million at March 31, 2020 and December 31, 2019 and $180 million at March 31, 2019, respectively. Maximum maturity dates were in 2020 for March 31, 2020 and December 31, 2019 and 2021 for March 31, 2019.

(e) The notional amounts of the net investment hedges were €160 million at March 31, 2020, December 31, 2019 and March 31, 2019. The maximum maturity dates were in 2020 for all three periods.

(f) The notional amounts of the foreign exchange derivative contracts were $306 million, $283 million and $625 million at March 31, 2020, December 31, 2019 and March 31, 2019, respectively. The maximum maturity dates were in 2021, 2019, and 2019 for March 31, 2020, December 31, 2019 and March 31, 2019, respectively.

	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
	Three months ended March 31,		Three months ended March 31,
Derivatives designated as hedging instruments:	2020	2019	2020	2019
Cash Flow Hedges
Commodity forward contracts (a)	$(3)	$2	$—	$—
Cash flow hedges of foreign exchange risk (b)	(66)	7	60	(10)
Cash flow hedges of interest rate risk (c)
Net Investment Hedges
Net Investment Hedges	(4)	5	2	(2)
	$(73)	$14	$62	$(12)

	Amount of Gain (Loss) Recognized in Other income (expense), net
	Three months ended March 31,
Derivatives not designated as hedges:	2020	2019
Foreign exchange derivative contracts	$12	$6

(1) Gains and losses reclassified from accumulated OCI and recognized in income are recorded to (a) cost of goods sold, (b) other expense, net or (c) interest expense, net.

6. Restructuring Accruals

Selected information related to the restructuring accruals for the three months ended March 31, 2020 and 2019 is as follows:

	Employee	Other	Total
	Costs	Exit Costs	Restructuring
Balance at January 1, 2020	$32	$13	$45
Net cash paid, principally severance and related benefits	(8)		(8)
Other, including foreign exchange translation	(2)	(1)	(3)
Balance at March 31, 2020	$22	$12	$34

	Employee	Other	Total
	Costs	Exit Costs	Restructuring
Balance at January 1, 2019	$47	$22	$69
Net cash paid, principally severance and related benefits	(13)	(2)	(15)
Other, including foreign exchange translation		(1)	(1)
Balance at March 31, 2019	$34	$19	$53

When a decision is made to take restructuring actions, the Company manages and accounts for them programmatically apart from the on-going operations of the business. Information related to major programs is presented separately while minor initiatives are presented on a combined basis. As of March 31, 2020 and 2019, no major restructuring programs were in effect.

For the three months ended March 31, 2020 and 2019, the Company has paid severance and related benefits along with other exit costs that were associated with past restructuring actions. The Company expects that the majority of the remaining cash expenditures related to the accrued employee and other exit costs will be paid out over the next several years.

7. Pension Benefit Plans

The components of the net periodic pension cost for the three months ended March 31, 2020 and 2019 are as follows:

	U.S.		Non-U.S.
	2020	2019	2020	2019
Service cost	$3	$3	$3	$3
Interest cost	12	15	7	8
Expected asset return	(21)	(22)	(12)	(12)
Amortization of actuarial loss	14	10	3	3
Net periodic pension cost	$8	$6	$1	$2

8. Income Taxes

The Company calculates its interim tax provision using the estimated annual effective tax rate (“EAETR”) methodology in accordance with ASC 740-270. The EAETR is applied to the year-to-date ordinary income, exclusive of discrete items. The tax effects of discrete items are then included to arrive at the total reported interim tax provision. The determination of the EAETR is based upon a number of estimates, including the estimated annual pretax ordinary income or loss in each tax jurisdiction in which the Company operates. The tax effects of discrete items are recognized in the tax provision in the quarter they occur in accordance with GAAP. Depending on various factors such as the item’s significance in relation to total income and the rate of tax applicable in the jurisdiction to which it relates, discrete items in any quarter can materially impact the reported effective tax rate. The Company’s annual effective tax rate may be affected by the mix of earnings in the U.S. and foreign jurisdictions and such factors as changes in tax laws, tax rates or regulations, changes in business, changing interpretation of existing tax laws or regulations, the finalization of tax audits and reviews, as well as other factors. As such, there can be significant volatility in interim tax provisions. The annual effective tax rate differs from the statutory U.S. Federal tax rate of 21% primarily because of varying non-U.S. tax rates.

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

On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security (CARES) Act into law. The CARES Act is an emergency economic stimulus package in response to the coronavirus outbreak that provides numerous tax provisions and other stimulus measures. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Some international jurisdictions in which the Company operates have also enacted legislation to provide economic stimulus in response to the coronavirus outbreak. The Company anticipates it may benefit from the ability to defer U.S. social security payroll tax that would otherwise be required in 2020, the acceleration of alternative minimum tax credit refunds, and potentially other provisions within the CARES Act. In addition, the Company may benefit from the deferral of certain non-U.S. tax payments to a future period. The Company expects the CARES Act and international legislation will not have a material impact on the Company’s condensed consolidated financial statements.

9. Debt

The following table summarizes the long-term debt of the Company:

	March 31,	December 31,	March 31,
	2020	2019	2019
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$817	$—	$—
Term Loans:
Term Loan A	1,477	1,477
Previous Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans			553
Term Loans:
Term Loan A			897
Other secured debt	330	333	504
Senior Notes:
6.75%, due 2020 (€500 million)			560
4.875%, due 2021 (€118 million at March 31, 2020 and December 31, 2019 and €330 million at March 31, 2019)	130	132	369
5.00%, due 2022	497	497	497
4.00%, due 2023	307	307	307
5.875%, due 2023	689	689	688
3.125%, due 2024 (€725 million)	813	824	824
6.375%, due 2025	296	295	296
5.375%, due 2025	297	297	298
2.875%, due 2025 (€500 million)	543	552
Finance leases	84	70	43
Other	13	11	18
Total long-term debt	6,293	5,484	5,854
Less amounts due within one year	178	49	34
Long-term debt	$6,115	$5,435	$5,820

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

The Agreement provides for up to $3.0 billion of borrowings pursuant to term loans and revolving credit facilities. The term loans mature, and the revolving credit facilities terminate, in June 2024. At March 31, 2020, the Agreement includes a $300 million revolving credit facility, a $1.2 billion multicurrency revolving credit facility, and a $1.5 billion term loan A facility ($1,477 million net of debt issuance costs). At March 31, 2020, the Company had unused credit of $673 million available under the Agreement. The weighted average interest rate on borrowings outstanding under the Agreement at March 31, 2020 was 2.28%.

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

Failure to comply with these covenants and other customary restrictions could result in an event of default under the Agreement. In such an event, the Company could not request borrowings under the revolving facilities, and all amounts outstanding under the Agreement, together with accrued interest, could then be declared immediately due and payable. Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Agreement. If an event of default occurs under the Agreement and the lenders cause all of the outstanding debt obligations under the Agreement to become due and payable, this would result in a default under the indentures governing the Company’s outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. As of March 31, 2020, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

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

In order to maintain a capital structure containing appropriate amounts of fixed and floating-rate debt, the Company has entered into a series of interest rate swap agreements. These interest rate swap agreements were accounted for as either fair value hedges or cash flow hedges (see Note 5 for more information).

The Company assesses its capital raising and refinancing needs on an ongoing basis and may enter into additional credit facilities and seek to issue equity and/or debt securities in the domestic and international capital markets if market conditions are favorable. Also, depending on market conditions, the Company may elect to repurchase portions of its debt securities in the open market.

The carrying amounts reported for certain long-term debt obligations subject to frequently redetermined interest rates approximate fair value. Fair values for the Company’s significant fixed rate debt obligations are based on published market quotations, and are classified as Level 1 in the fair value hierarchy. Fair values at March 31, 2020 of the Company’s significant fixed rate debt obligations are as follows:

	Principal	Indicated
	Amount	Market Price	Fair Value
Senior Notes:
4.875%, due 2021 (€118 million)	130	99.96	130
5.00%, due 2022	500	100.96	505
5.875%, due 2023	700	91.81	643
4.00%, due 2023	310	95.00	295
3.125%, due 2024 (€725 million)	798	94.82	757
6.375%, due 2025	300	88.71	266
5.375%, due 2025	300	94.91	285
2.875%, due 2025 (€500 million)	551	93.20	513

10. Contingencies

Asbestos

From 1948 to 1958, one of the Company's former business units commercially produced and sold approximately $40 million of a high-temperature, calcium-silicate based pipe and block insulation material containing asbestos. The Company sold its insulation business unit in April 1958. The Company historically received claims from individuals alleging bodily injury and death as a result of exposure to asbestos from this product (“Asbestos Claims”). Some Asbestos Claims were brought as personal injury lawsuits that typically allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and, in some cases, punitive damages.

Predominantly, however, Asbestos Claims were historically presented to the Company under administrative claims-handling agreements, which the Company had in place with many plaintiffs’ counsel throughout the country (“Administrative Claims”). Administrative Claims required evaluation and negotiation regarding whether particular claimants qualify under the criteria established by the related claims-handling agreements. The criteria for Administrative Claims included verification of a compensable illness and a reasonable probability of exposure to a product manufactured by the Company's former business unit during its manufacturing period ending in 1958. Plaintiffs’ counsel presented, and the Company negotiated, Administrative Claims under these various agreements in differing quantities, at different times, and under a variety of conditions.

On December 26 and 27, 2019, the Company implemented the Corporate Modernization (“Corporate Modernization”), whereby O-I Glass became the new parent entity with Owens-Illinois Group, Inc. (“O-I Group”) and Paddock Enterprises, LLC (“Paddock”) as direct, wholly owned subsidiaries, with Paddock as the successor-by-merger to O-I. The Company’s legacy asbestos-related liabilities remained within Paddock, structurally separating them from the Company’s glass-making operations, which remain under O-I Group.

On January 6, 2020 (the “Petition Date”), Paddock voluntarily filed for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware to equitably and finally resolve all of its current and future asbestos-related claims. O-I Glass and O-I Group were not included in the Chapter 11 filing. As a result of the initiation of the Chapter 11 proceeding, Paddock now operates in the ordinary course under court protection from asbestos claims by operation of the automatic stay in Paddock’s Chapter 11 filing, which stays ongoing litigation and submission of claims against Paddock as of the Petition Date and defers the payment of Paddock’s outstanding obligations on account of settled or otherwise determined lawsuits and claims. The bankruptcy process is expected to provide a centralized forum to resolve presently pending and anticipated future lawsuits and claims associated with asbestos. Paddock’s ultimate goal in its Chapter 11 case is to confirm a plan of reorganization under Section 524(g) of the Bankruptcy Code and utilize this specialized provision to establish a trust that will address all current and future asbestos-related claims. Because the Chapter 11 proceedings are in the early stages, it is not possible to predict the form of the ultimate resolution or when an ultimate resolution might occur.

As part of the Corporate Modernization transactions, O-I Glass entered into a support agreement with Paddock that requires O-I Glass to provide funding to Paddock for all permitted uses, subject to the terms of the support agreement. The key objectives of the support agreement are to ensure that Paddock has the ability to fund the costs and expenses of managing the Chapter 11 process, ultimately settle Asbestos Claims through the establishment of a trust as described above and fund certain other liabilities including applicable taxes. The ultimate amount that may be required to fund the trust in connection with a confirmed Chapter 11 plan of reorganization cannot be estimated with certainty.

Following the Chapter 11 filing, the activities of Paddock are now subject to review and oversight by the bankruptcy court. As a result, the Company no longer has exclusive control over Paddock’s activities during the Chapter 11 proceedings. Therefore, Paddock was deconsolidated as of the Petition Date, and its assets and liabilities, which primarily included $47 million of cash, the legacy asbestos-related liabilities, as well as certain other assets and liabilities, were derecognized from the Company’s consolidated financial statements on a prospective basis. Simultaneously, the Company recognized a liability related to the support agreement, as described above, of $471 million as required under applicable accounting standards, which may be subject to change based on the facts and circumstances of the Chapter 11 proceedings. Taken together, these transactions resulted in a loss of approximately $14 million, which was reflected as a charge in the Company’s first quarter 2020 operating results. Additionally, the deconsolidation resulted in an investing outflow of $47 million in the Company’s first quarter 2020 consolidated cash flows.

Several risks and uncertainties related to Paddock’s Chapter 11 case could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows, including the ultimate amounts necessary to fund any trust established pursuant to Section 524(g) of the Bankruptcy Code, the potential for the Company’s asbestos-related exposure to extend beyond Paddock based on corporate veil piercing efforts or other claims by asbestos plaintiffs, the costs of the Chapter 11 proceedings and the length of time necessary to resolve the case, either through settlement or various court proceedings, and the possibility that Paddock will be unsuccessful in attaining the desired relief under Chapter 11.

Prior to the Petition Date, the Company knew of approximately 850 asbestos lawsuits pending. This figure does not include an estimate of potential Administrative Claims that could have been presented under a claims-handling agreement due to the uncertainties around presentation timing, quantities, or qualification rates. The Company historically considered Administrative Claims to be filed and disposed of when they are accepted for payment.

The lack of uniform rules in lawsuit pleading practice, technical pleading requirement in some jurisdictions, local rules, and other factors caused considerable variation in the specific amounts of monetary damages asserted in lawsuits brought prior to the Petition Date. In the Company’s experience, the monetary relief alleged in a lawsuit bore little relationship to an Asbestos Claim’s merits or its disposition value. Rather, several variables, including but not limited to, the type and severity of the asbestos disease, medical history, and exposure to other disease-causing agents; the product identification evidence against the Company and other co-defendants; the defenses available to the Company and other co-defendants; the specific jurisdiction in which the claim was made; the applicable law; and the law firm representing the claimant, affected the value.

The Company was also a defendant in other Asbestos Claims involving maritime workers, medical monitoring, co-defendants’ third-party actions, and property damage allegations. Based upon its experience, the Company assessed that these categories of Asbestos Claims would not involve any material liability. Therefore, they were not included in the description of pending or disposed matters.

From receipt of its first Asbestos Claim to the Petition Date, the Company in the aggregate disposed of approximately 401,200 Asbestos Claims at an average indemnity payment of approximately $10,200 per claim. The Company’s asbestos indemnity payments varied on a per-claim basis. Asbestos-related cash payments for 2019 were $151 million and the Company’s cash payments per claim disposed (inclusive of legal costs) were approximately $129,000 for the year ended December 31, 2019.

Prior to the Petition Date, the Company’s objective was historically to achieve, where possible, resolution of Asbestos Claims pursuant to claims-handling agreements. Failure of claimants to meet certain medical and product exposure criteria in claims-handling agreements generally reduced the number of claims that would otherwise have been received by the Company in the tort system. In addition, changes in jurisdictional dynamics, legislative acts, asbestos docket management and procedures, the substantive law, the co-defendant pool, and other external factors affected lawsuit volume, claim volume, qualification rates, claim values, and related matters. Collectively, these variables generally had the effect of increasing the Company’s per-claim average indemnity payment over time.

Beginning with the initial liability of $975 million established in 1993, the Company accrued a total of approximately $5.0 billion through just prior to the Petition Date, before insurance recoveries, for its asbestos-related liability. The Company’s estimates of its liability were significantly affected by, among other factors, the volatility of asbestos-related litigation in the United States, the significant number of co-defendants that filed for bankruptcy, changes in mortality rates, the inherent uncertainty of future disease incidence and claiming patterns against the Company, the significant expansion of the types of defendants sued in this litigation, and changes in the extent to which such defendants participated in the resolution of cases in which the Company was also a defendant.

Prior to the Petition Date, the Company continually monitored trends that could affect its ultimate liability and analyzed the developments and variables likely to affect the resolution of Asbestos Claims. The material components of the Company’s total accrued liability were determined by the Company in connection with its annual comprehensive legal review and consisted of the following estimates, to the extent it was probable that such liabilities had been incurred and could be reasonably estimated: (i) the liability for Asbestos Claims already asserted against the Company; (ii) the liability for Asbestos Claims not yet asserted against the Company; and (iii) the legal defense costs estimated to be incurred in connection with the Asbestos Claims already asserted and those Asbestos Claims the Company believed would be asserted.

Through December 31, 2019, the Company historically conducted an annual comprehensive legal review of its asbestos-related liabilities and costs in connection with finalizing and reporting its annual results of operations, unless significant changes in trends or new developments have warranted an earlier review. As part of its annual comprehensive legal review, the Company provided historical Asbestos Claims data to a third party with expertise in determining the impact of disease incidence and mortality on future filing trends to develop information to assist the Company in estimating the total number of future Asbestos Claims likely to be asserted against the Company. The Company used this estimate, along with an estimation of disposition costs and related legal costs, as inputs to develop its best estimate of its total probable liability. If the results of the annual comprehensive legal review indicated that the existing amount of the accrued liability was lower (higher) than its reasonably estimable asbestos-related costs, then the Company recorded an appropriate charge (credit) to the Company’s results of operations to increase (decrease) the accrued liability.

The significant assumptions underlying the material components of the Company’s accrual historically were:

a) settlements would continue to be limited almost exclusively to claimants who were exposed to the Company’s asbestos containing insulation prior to its exit from that business in 1958;

b) Asbestos Claims would continue to be resolved primarily under the Company’s administrative claims-handling agreements or on terms comparable to those set forth in those agreements;

c) the incidence of serious asbestos-related disease cases and claiming patterns against the Company for such cases would not change materially, including claiming pattern changes driven by changes in the law, procedure, or expansion of judicial resources in jurisdictions where the Company settles Asbestos Claims;

d) the Company would be substantially able to defend itself successfully at trial and on appeal;

e) the number and timing of additional co-defendant bankruptcies would not change significantly the assets available to participate in the resolution of cases in which the Company is a defendant; and

f) co-defendants with substantial resources and assets would continue to participate significantly in the resolution of future Asbestos Claims.

For the year ended December 31, 2019, the Company concluded that an accrual in the amount of $486 million was required under applicable accounting standards. This amount has not been discounted for the time value of money. The Company’s comprehensive legal review resulted in a charge of $35 million the year ended December 31, 2019. As previously disclosed, the Company anticipated that adjustments to its asbestos-related accruals were possible given the inherent uncertainties involved in asbestos litigation. In the fourth quarter of 2019, this charge was primarily due to an increase in the estimated average disposition cost per claim (including related legal costs), driven primarily by a changing litigation environment more favorable to plaintiffs, and an decrease in the estimated number of claims likely to be asserted against the Company in the future that was less than the decrease expected by the company.

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

11. Share Owners’ Equity

The activity in share owners’ equity for the three months ended March 31, 2020 and 2019 is as follows:

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings (Loss)	Loss	Interests	Equity
Balance on January 1, 2020	$2	3,130	(733)	(89)	(1,843)	97	$564
Reissuance of common stock (0.2 million shares)		(3)	5				2
Stock compensation (0.8 million shares)		1					1
Net earnings				50		5	55
Other comprehensive loss					(527)	(9)	(536)
Dividends declared				(8)			(8)
Other			(2)				(2)
Balance on March 31, 2020	$2	$3,128	$(730)	$(47)	$(2,370)	$93	$76

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on January 1, 2019	$2	3,124	(705)	333	(1,968)	114	$900
Reissuance of common stock (0.1 million shares)		2	3				5
Treasury shares purchased (2.1 million shares)			(38)				(38)
Stock compensation (0.5 million shares)		4					4
Net earnings				79		5	84
Other comprehensive income (loss)					57	3	60
Other			(5)				(5)
Balance on March 31, 2019	$2	$3,130	$(745)	$412	$(1,911)	$122	$1,010

The Company has 250,000,000 shares of common stock authorized with a par value of $.01 per share. Shares outstanding are as follows:

	Shares Outstanding (in thousands)
	March 31,	December 31,	March 31,
	2020	2019	2019

Shares of common stock issued (including treasury shares)	189,210	188,447	188,348

Treasury shares	32,639	32,573	33,117

12. Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three months ended March 31, 2020 and 2019 is as follows:

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2020	$(813)	$(14)		$(1,016)		$(1,843)
Change before reclassifications	(564)	(2)		(2)		(568)
Amounts reclassified from accumulated other comprehensive income (loss)		11	(a)	17	(b)	28
Translation effect		(1)		16		15
Tax effect		(2)				(2)
Other comprehensive income (loss) attributable to the Company	(564)	6		31		(527)
Balance on March 31, 2020	$(1,377)	$(8)		$(985)		$(2,370)

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2019	$(889)	$(18)		$(1,061)		$(1,968)
Change before reclassifications	46	(2)		(2)		42
Amounts reclassified from accumulated other comprehensive income (loss)		3	(a)	13	(b)	16
Translation effect		2		(5)		(3)
Tax effect		2				2
Other comprehensive income (loss) attributable to the Company	46	5		6		57
Balance on March 31, 2019	$(843)	$(13)		$(1,055)		$(1,911)
(a)	Amount is included in Cost of goods sold and Other expense, net on the Condensed Consolidated Results of Operations (see Note 5 for additional information).
(b)	Amount is included in the computation of net periodic pension cost (see Note 7 for additional information) and net postretirement benefit cost.

13. Other Expense, Net

Other expense (income), net for the three months ended March 31, 2020 and 2019 included the following:

	Three months ended March 31,
	2020	2019
Charge for deconsolidation of Paddock (see Note 10)	$14	$—
Foreign currency exchange loss		3
Intangible amortization expense	10	10
Royalty income	(4)	(3)
Other expense (income), net	(3)	—
	$17	$10

14. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2020	2019
Numerator:
Net earnings attributable to the Company	$50	$79
Denominator (in thousands):
Denominator for basic earnings per share-weighted average shares outstanding	156,081	154,361
Effect of dilutive securities:
Stock options and other	1,603	2,274
Denominator for diluted earnings per share-adjusted weighted average shares outstanding	157,684	156,635
Basic earnings per share:
Net earnings attributable to the Company	$0.32	$0.51
Diluted earnings per share:
Net earnings attributable to the Company	$0.32	$0.51

Options to purchase 2,533,717 and 1,496,298 weighted average shares of common stock, which were outstanding during the three months March 31, 2020 and 2019, respectively, were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares.

15. Supplemental Cash Flow Information

Income taxes paid (received) in cash were as follows:

	Three months ended March 31,
	2020	2019
U.S.	$2	$(7)
Non-U.S.	32	33
Total income taxes paid in cash	$34	$26

Interest paid in cash for the three months ended March 31, 2020 and 2019 was $58 million and $70 million, respectively.

The Company uses various factoring programs to sell certain receivables to financial institutions as part of managing its cash flows. At March 31, 2020, December 31, 2019 and March 31, 2019, the amount of receivables sold by the Company was $429 million, $539 million and $303 million, respectively. For the three months ended March 31, 2020 and 2019, the Company reduced the use of its factoring programs compared to the most recent respective year-end periods and this resulted in a higher use of working capital, and corresponding decrease to cash from operating activities, of approximately $110 million and $297 million, respectively.

16. New Accounting Pronouncement

Credit Losses - Effective January 1, 2020, the Company adopted ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” using the modified retrospective transition method. This ASU amends the impairment model to utilize an expected loss methodology in place of the incurred loss methodology for financial instruments, including trade receivables. The amendment requires entities to consider a broader range of information to estimate expected credit losses, which may result in earlier recognition of losses. The adoption of ASU No. 2016-13 had no cumulative effect adjustment as of January 1, 2020 and no material impact on the Company’s consolidated balance sheet, consolidated results of operations or consolidated cash flows. See Note 3 for additional information.

Disclosure Requirements for Fair Value Measurement - In August 2018, the FASB issued ASU No. 2018-13, “Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” which modifies the fair value disclosure requirements. Application of the standard is required for annual periods beginning after December 15, 2019. The Company adopted this standard in the first quarter of 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

17. Business Combinations

On June 28, 2019, the Company completed the acquisition of Nueva Fábrica Nacional de Vidrio, S. de R.L. de C.V. (“Nueva Fanal”) from Grupo Modelo, an affiliate of Anheuser-Busch InBev SA/NV for a total purchase price of approximately $188 million. The Company financed this acquisition with debt. The Nueva Fanal facility is located near Mexico City, Mexico. Currently, this plant has three furnaces to produce and supply approximately 240,000 tons of glass containers annually for Grupo Modelo brands, such as Corona, for local and global export markets. This acquisition increases the Company’s presence in the Mexican glass packaging market.

Nueva Fanal’s operating results are included in the Company’s Consolidated Financial Statements from the acquisition date as part of the Americas segment. The acquisition qualifies as a business combination and will be accounted for using the acquisition method of accounting.

The total purchase price will be allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values. The aggregate purchase price was preliminarily allocated to the Company’s balance sheet as of March 31, 2020, and has not yet been finalized because the Company has not yet completed the valuation of the acquired property, plant and equipment and the related depreciation periods. The Company expects that the purchase price allocation process will be completed no later than the second quarter of 2020. The following table summarizes the preliminary estimates of fair value of the assets acquired and liabilities assumed on June 28, 2019 and subsequent adjustments identified through the ongoing purchase price allocation process and recorded through the measurement period:

	June 28, 2019	Measurement Period Adjustments	March 31, 2020
Accounts receivable	$42	$—	$42
Inventory	17		17
Goodwill		18	18
Intangibles	35	(32)	3
Net property, plant and equipment	129	32	161
Total assets acquired	223	18	241
Accounts payable	25	1	26
Accrued liabilities	3	(1)	2
Deferred tax liabilities		25	25
Net assets acquired	$195	$(7)	$188

This acquisition did not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented.

18. COVID-19 Impacts

On March 11, 2020, the World Health Organization characterized the outbreak of the coronavirus disease, known as COVID-19, as a global pandemic and recommended containment and mitigation measures. The Company is actively monitoring the impact of the coronavirus global pandemic, which will negatively impact its business and results of operations for the second quarter of 2020 and likely beyond.  The extent to which the Company’s operations will be impacted by the global pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the global pandemic and actions by government authorities to contain the global pandemic or treat its impact, among other things.

Future changes in the Company’s cost of capital, expected cash flows, or other factors as a result of the above may cause the Company’s long-lived assets including goodwill to be impaired, resulting in a non-cash charge against results of operations to write down long-lived assets including goodwill for the amount of the impairment.

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

In March 2020, the World Health Organization categorized the novel coronavirus (“COVID-19”) as a pandemic, and it continues to spread throughout the United States and other countries across the world. To limit the spread of COVID-19, governments have taken various actions, including the issuance of stay-at-home orders and social distancing guidelines. As a result, many businesses have adjusted, reduced or suspended operating activities, either due to requirements under government orders or as a result of a reduction in demand for many products from direct or ultimate customers. Fortunately, the manufacture of glass containers has been largely viewed as essential to the important food and beverage value chain in the countries in which the Company operates. However, the Company is still impacted by the broader supply chain issues and in some cases certain end use categories that it serves are not deemed essential. While most of the Company’s plants are operating as essential businesses, some plants have suspended or cut back on operating levels and shifts, and additional suspensions and cutbacks may occur as the impacts from COVID-19 and related responses continue to develop.

The following discussion describes the Company’s results of operations for the three months ended March 31, 2020. While the recent outbreak of COVID-19 primarily impacted the Company’s shipment and production levels in the latter part of the first quarter of 2020, the Company is actively monitoring the impact of the coronavirus outbreak, which will negatively impact its business, results of operations, cash flows and financial position for the second quarter of 2020 and likely beyond. The Company has summarized its current operating conditions and actions taken to mitigate the impact of COVID-19 below.

Financial information for the three months ended March 31, 2020 and 2019 regarding the Company’s reportable segments is as follows (dollars in millions):

	Three months ended
	March 31,
	2020	2019
Net Sales:
Americas	$831	$881
Europe	576	596
Asia Pacific	145	151
Reportable segment totals	1,552	1,628
Other	9	10
Net Sales	$1,561	$1,638

	Three months ended
	March 31,
	2020	2019
Segment operating profit:
Americas	$103	$113
Europe	61	79
Asia Pacific	5	8
Reportable segment totals	169	200
Items excluded from segment operating profit:
Retained corporate costs and other	(21)	(24)
Charge for deconsolidation of Paddock	(14)
Interest expense, net	(53)	(65)
Earnings before income taxes	81	111
Provision for income taxes	(26)	(27)
Net Earnings	55	84
Net earnings attributable to noncontrolling interests	(5)	(5)
Net earnings attributable to the Company	$50	$79

Note: All amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Quarters ended March 31, 2020 and 2019

First Quarter 2020 Highlights

●	Net sales in the first quarter of 2020 were down nearly 5% from the same quarter in 2019, primarily due to the unfavorable effects of changes in foreign currency exchange rates and lower volumes, partially offset by incremental sales from the Nueva Fanal acquisition in mid-2019 and higher prices.
●	Segment operating profit for reportable segments was down nearly 16% in the first quarter of 2020 compared to the first quarter of 2019, primarily due to the unfavorable effects of changes in foreign currency, lower sales volumes and higher operating costs, driven by the nonoccurrence of energy credits and incentives recorded in 2019, partially offset by higher net selling prices and the positive impact from the Company’s turnaround initiatives.
●	On January 6, 2020 (the “Petition Date”), Paddock voluntarily filed for relief under Chapter 11 of the Bankruptcy Code to equitably and finally resolve all of its current and future asbestos-related claims. O-I Glass and O-I Group were not included in the Chapter 11 filing. Following the Chapter 11 filing, Paddock became subject to review and oversight by the bankruptcy court. As a result, the Company no longer has exclusive control over Paddock’s activities during the bankruptcy proceedings. Therefore, Paddock was deconsolidated and its assets and liabilities were derecognized from the Company’s consolidated financial statements as of the Petition Date. Simultaneously, the Company recognized a $471 million liability related to its support agreement with Paddock. Taken together, these transactions resulted in a loss of approximately $14 million, which was recorded as a charge in the first quarter of 2020.
●	In light of COVID-19, for the time being the Company has halted the strategic review of its Australia and New Zealand (“ANZ”) business and will continue to run the operations which are performing well. As market conditions stabilize, the Company will reevaluate alternatives for ANZ. The Company’s tactical divestiture program continues to advance, but at a slower than anticipated pace.
●	While demand was stable for most of the first quarter, shipment and production levels did decline in several markets in late March reflecting the impact of COVID-19. The Company has temporarily curtailed some capacity to adapt to revised customer demand and comply with governmental public health decrees in certain countries. The Company has summarized its current operating conditions and its actions to mitigate the impact of COVID-19 below.

Net sales for the first quarter of 2020 were $77 million lower than the first quarter of the prior year primarily due to the unfavorable effect of changes in foreign currency exchange rates and lower sales volumes, partially offset by incremental sales from Nueva Fanal and higher prices.

Earnings before income taxes were $30 million lower in the first quarter of 2020 than the prior year quarter, primarily due to lower segment operating profit and a charge associated with the deconsolidation of Paddock following its Chapter 11 filing, partially offset by lower net interest expense. Segment operating profit for reportable segments for the first quarter of 2020 was $31 million lower than the first quarter of the prior year. The decrease was largely due to the unfavorable effect of changes in foreign currency exchange rates, lower sales volumes and higher operating costs primarily due to the nonoccurrence of energy credits and incentives recorded in 2019, partially offset by higher net selling prices and the positive impact from the Company’s turnaround initiatives.

Net interest expense for the first quarter of 2020 decreased $12 million compared to the first quarter of 2019, primarily due to the lower cost of debt as a result of refinancing activities in the prior year.

For the first quarter of 2020, the Company recorded net earnings attributable to the Company of $50 million, or $0.32 per share (diluted), compared to $79 million, or $0.51 per share (diluted), in the first quarter of 2019.

Results of Operations — First Quarter of 2020 compared with First Quarter of 2019

Net Sales

The Company’s net sales in the first quarter of 2020 were $1,561 million compared with $1,638 million for the first quarter of 2019, a decrease of $77 million, or nearly 5%. Unfavorable foreign currency exchange rates decreased sales by $75 million in the first quarter of 2020 compared to the prior year quarter as the U.S. dollar strengthened against all of the significant local currencies that impact the Company. Higher selling prices increased net sales by $19 million in the quarter. Total glass container shipments, in tonnes, were down approximately 0.8% in the first quarter of 2020 compared to the prior year quarter. Sales volumes in the first quarter reflected the net effect of an estimated 1.7% decline due to COVID-19, an estimated 1.1% decline in organic sales volumes and a 2% benefit from Nueva Fanal. Excluding the impact of the Nueva Fanal acquisition, total glass container shipments, in tonnes, were down approximately 3% in the first quarter of 2020 compared to the same period in the prior year and were primarily driven by lower alcoholic beverage shipments in the Americas and due to COVID-19. The net impact of lower organic sales more than offset the additional sales from the Nueva Fanal acquisition and resulted in a $20 million net reduction to net sales in the first quarter of 2020 compared to the same period in the prior year.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Reportable segment net sales - 2019		$1,628
Price	$19
Sales volume and mix	(20)
Effects of changing foreign currency rates	(75)
Total effect on reportable segment net sales		(76)
Reportable segment net sales - 2020		$1,552

Americas: Net sales in the Americas in the first quarter of 2020 were $831 million compared with $881 million for the first quarter of 2019, a decrease of $50 million, or nearly 6%. The unfavorable effects of foreign currency exchange rate changes decreased net sales $41 million in the first quarter of 2020 compared to 2019. Total glass container shipments in the region were down approximately 1% in the first quarter of 2020 compared to the prior year quarter. Excluding the impact of the Nueva Fanal acquisition in mid-2019 in the region, total glass container shipments were down approximately 5.4% in the first quarter of 2020 compared to the same period in the prior year, driven primarily by lower shipments to alcoholic beverage customers in the U.S. largely due to ongoing trends in beer shipments, and due to a decline in organic sales volumes linked to COVID-19. The net impact of lower organic sales more than offset the additional sales from the Nueva Fanal acquisition and resulted in a $15 million reduction to net sales in the first quarter of 2020 compared to the same period in 2019. Higher selling prices increased net sales by $6 million in the first quarter of 2020.

Europe: Net sales in Europe in the first quarter of 2020 were $576 million compared with $596 million for the first quarter of 2019, a decrease of $20 million, or 3%. Unfavorable foreign currency exchange rates impacted the region by approximately $20 million in the first quarter of 2020 as the Euro weakened in relation to the U.S. dollar. Glass container shipments in the first quarter of 2020 were down approximately 2% compared to the first quarter of 2019, primarily driven by lower shipments to alcoholic beverage customers due to COVID-19, resulting in $12 million of lower net sales. Selling prices in Europe increased net sales by $12 million in the first quarter of 2020 compared to the same period in the prior year.

Asia Pacific: Net sales in Asia Pacific in the first quarter of 2020 were $145 million compared with $151 million for the first quarter of 2019, a decrease of $6 million, or 4%. The unfavorable effects of foreign currency exchange rate changes in the current year quarter decreased net sales by $14 million. Glass container shipments in the first quarter of 2020 were up nearly 7%, primarily driven by higher shipments to non-alcoholic beverage and food and other customers in Australia and China. This resulted in $7 million of higher net sales in the first quarter of 2020 compared to the prior year quarter. Higher selling prices increased net sales by $1 million in the first quarter of 2020.

Earnings before Income Taxes and Segment Operating Profit

Earnings before income taxes were $81 million in the first quarter of 2020 compared to $111 million in the first quarter of 2019, a decrease of $30 million, or 27%. This decrease was largely due to lower segment operating profit and a charge associated with the deconsolidation of Paddock following its Chapter 11 filing, partially offset by lower net interest expense.

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

Segment operating profit of reportable segments in the first quarter of 2020 was $169 million compared to $200 million for the first quarter of 2019, a decrease of $31 million, or 16%. This decrease was largely due to the unfavorable effect of changes in foreign currency exchange rates, lower sales volumes and higher operating costs primarily due to the nonoccurrence of energy credits and incentives recorded in 2019, partially offset by higher net selling prices (net of cost inflation) and the positive impact from the Company’s turnaround initiatives.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Reportable segment operating profit - 2019		$200
Net price (net of cost inflation)	$3
Sales volume and mix	(12)
Operating costs	(9)
Effects of changing foreign currency rates	(13)
Total net effect on reportable segment operating profit		(31)
Reportable segment operating profit - 2020		$169

Americas: Segment operating profit in the Americas in the first quarter of 2020 was $103 million compared with $113 million in the first quarter of 2019, a decrease of $10 million, or 9%. The impact of a change in mix and lower organic sales volumes discussed above more than offset the additional segment operating profit from the Nueva Fanal facility acquired in 2019 and resulted in a $10 million net reduction to segment operating profit in the first quarter of 2020 compared to the same period in the prior year. The effects of foreign currency exchange rates decreased segment operating profit by $6 million in the current year quarter. Improved operating performance in the region reduced operating costs and increased segment operating profit by $12 million in the first quarter and were driven by the Company’s turnaround initiatives. Cost inflation more than offset higher selling prices resulting in a net $6 million decrease to segment operating profit in the current year quarter.

Europe: Segment operating profit in Europe in the first quarter of 2020 was $61 million compared with $79 million in the first quarter of 2019, a decrease of $18 million, or 23%. The change in sales volume discussed above decreased segment operating profit in the current year quarter by $3 million. The effects of foreign currency exchange rates decreased segment operating profit by $4 million in the current year quarter. The region’s operating costs in the first quarter of 2020 were approximately $9 million higher, which decreased segment operating profit, than the same period in the prior year due to more furnace repair activity. Also, the region’s operating costs were impacted by the nonoccurrence of approximately $15 million of energy credits and incentives from government entities that were recorded in the first quarter of 2019. Higher net selling prices (net of cost inflation) increased segment operating profit by $13 million in the current quarter compared to the prior year quarter.

Asia Pacific: Segment operating profit in Asia Pacific in the first quarter of 2020 was $5 million compared with $8 million in the first quarter of 2019, a decrease of $3 million, or 38%. The effects of foreign currency exchange rates decreased segment operating profit by $3 million in the current year quarter. The increase in sales volume discussed above benefitted segment operating profit by $1 million. Lower net selling prices (net of cost inflation) decreased segment operating profit by $4 million. The region also experienced approximately $3 million of lower operating costs, which improved segment operating income, in the first quarter of 2020 compared to the prior year quarter due to improved factory performance.

Interest Expense, Net

Net interest expense for the first quarter of 2020 was $53 million compared with $65 million for the first quarter of 2019 and decreased due to the lower cost of debt as a result of refinancing activities in the prior year.

Provision for Income Taxes

The Company’s effective tax rate from continuing operations for the three months ended March 31, 2020 was 32.1% compared with 24.3% for the three months ended March 31, 2019.  The effective tax rate for the first quarter of 2020 was higher than the first quarter of 2019 due primarily to a charge recorded as a result of the deconsolidation of Paddock, the geographic mix of earnings and recent regulatory changes in certain markets.

Net Earnings Attributable to the Company

For the first quarter of 2020, the Company recorded earnings attributable to the Company of $50 million, or $0.32 per share (diluted), compared to $79 million, or $0.51 per share (diluted), in the first quarter of 2019.

Forward Looking Operational and Financial Impacts from COVID-19

●	Reflecting the challenges from the COVID-19 pandemic, month-to-date shipments through late April 2020 were down mid to high teens (in percentages) from the same period in the prior year, which includes the impact of temporary stoppage requirements in Mexico and the Andean countries. In April 2020, demand was down sharply in the first half of the month but the trend improved over the second half of the month. Excluding the markets impacted by temporary stoppage requirements like Mexico and the Andean countries, global demand was down less than 10 percent during the last two weeks of April. The Company does not believe these rates reflect true demand patterns given the current level of market and supply chain disruptions as well as inventory corrections. The Company expects that shipment levels will normalize as markets reopen.
●	Total committed liquidity, including cash-on-hand as well as undrawn availability on committed lines of credit, remained strong through April 2020. The Company intends to maintain its liquidity at or above $1.25 billion at each quarter end of 2020.
●	In response to the unprecedented nature of the pandemic, the Company is taking a number of preemptive measures to reduce costs and preserve the Company’s financial flexibility. Cash generation is the top financial priority and the Company is taking actions to quickly align supply with evolving demand trends as well as closely managing working capital levels. 2020 capital expenditures should approximate $300 million or lower. In addition to an expanded SG&A reduction initiative, the Company is initiating a program to temporarily reduce salaries for certain executive officers, including the CEO, and Board fees payable to non-employee members of the Board and director nominees by up to 25 percent during 2020. The amount of these reductions will generally be repaid in or about January 2021, and no later than March 15, 2021, subject to certain conditions, including the attainment of financial and/or other Company performance goals. The Company will also defer salaries for certain other salaried employees up to 15 percent during 2020, with deferred amounts generally being repaid with interest in or about January 2021, and no later than March 15, 2021. Salary deferrals, reductions and repayment terms will be subject to compliance with applicable local law. Furthermore, the Company is suspending its dividend and is pausing the share repurchase program. The status of these efforts will be reviewed regularly, but the Company anticipates these measures will continue through 2020.
●	Despite headwinds from the pandemic, the Company continues to focus on long-term value creation including its turnaround initiatives, footprint optimization efforts, MAGMA deployment and resolution of legacy asbestos liabilities. In light of COVID-19, for the time being the Company has halted the strategic review of its Australia and New Zealand (“ANZ”) business and will continue to run the operations which are performing well. As market conditions stabilize, the Company will reevaluate alternatives for ANZ. The Company’s tactical divestiture program continues to advance, but at a slower than anticipated pace.
●	The Company is actively monitoring the impact of the COVID-19 outbreak, which will negatively impact its business and results of operations for the second quarter of 2020 and likely beyond. The extent to which the Company’s operations will be impacted by the outbreak will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact, among other things.

Items excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for the first quarter of 2020 were $21 million compared with $24 million recorded in the first quarter of 2019. These costs were lower in 2020 primarily due to efforts to reduce costs and gains realized on certain hedges, partially offset by the nonoccurrence of equity earnings from a soda ash joint venture that was sold by the Company in the fourth quarter of 2019.

Charge for Paddock Deconsolidation

Following its Chapter 11 filing, the activities of Paddock are now subject to review and oversight by the bankruptcy court. As a result, the Company no longer has exclusive control over Paddock’s activities during the bankruptcy proceedings. Therefore, Paddock was deconsolidated as of the Petition Date, and its assets and liabilities, which primarily included $47 million of cash, the legacy asbestos-related liabilities, as well as certain other assets and liabilities, were derecognized from the Company’s consolidated financial statements. Simultaneously, the Company recognized a liability related to the support agreement of $471 million, based on the accrual required under applicable accounting standards. Taken together, these transactions resulted in a loss of approximately $14 million, which was recorded as a charge in the first quarter of 2020.

See Note 10 to the Condensed Consolidated Financial Statements for further information.

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

For each of the three-month periods ended March 31, 2020 and March 31, 2019, the Company did not incur any significant losses from discontinued operations.

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

The Agreement provides for up to $3.0 billion of borrowings pursuant to term loans and revolving credit facilities. The term loans mature, and the revolving credit facilities terminate, in June 2024. At March 31, 2020, the Agreement includes a $300 million revolving credit facility, a $1.2 billion multicurrency revolving credit facility, and a $1.5 billion term loan A facility ($1,477 million net of debt issuance costs). At March 31, 2020, the Company had unused credit of $673 million available under the Agreement. The weighted average interest rate on borrowings outstanding under the Agreement at March 31, 2020 was 2.28%.

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

Failure to comply with these covenants and other customary restrictions could result in an event of default under the Agreement. In such an event, the Company could not request borrowings under the revolving facilities, and all amounts outstanding under the Agreement, together with accrued interest, could then be declared immediately due and payable. Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Agreement. If an event of default occurs under the Agreement and the lenders cause all of the outstanding debt obligations under the Agreement to become due and payable, this would result in a default under the indenture governing the Company’s outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. As of March 31, 2020, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

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

In order to maintain a capital structure containing appropriate amounts of fixed and floating-rate debt, the Company has entered into a series of interest rate swap agreements. These interest rate swap agreements were accounted for as either fair value hedges or cash flow hedges (see Note 5 for more information).

The Company assesses its capital raising and refinancing needs on an ongoing basis and may enter into additional credit facilities and seek to issue equity and/or debt securities in the domestic and international capital markets if market conditions are favorable. Also, depending on market conditions, the Company may elect to repurchase portions of its debt securities in the open market.

Cash Flows

Operating activities: Cash utilized by continuing operating activities was $315 million for the three months ended March 31, 2020, compared to $595 million utilized for the three months ended March 31, 2019. The decrease in cash utilized by operating activities in the first quarter of 2020 was primarily due to the staying of all asbestos-related payments as a result of Paddock’s Chapter 11 filing in early January 2020 and lower working capital levels than in the same period in 2019, partially offset by lower net earnings. See Note 10 to the Condensed Consolidated Financial Statements for additional information on Paddock.

Working capital was a use of cash of $461 million in the first three months of 2020 compared to a use of cash of $697 million in the same period in 2019. The primary reasons for the lower use of working capital in the first quarter of 2020 compared to the same period in the prior year was due to accounts receivable and accounts payable activity. As of March 31, 2020 and 2019, the Company reduced its level of accounts receivable factoring compared to the most recent respective year-end periods and this led to a use of working capital in both the first quarter of 2020 and 2019. The reduction in accounts receivable factoring compared to the most recent year end period was approximately $187 million less in the first quarter of 2020 than in 2019 and this contributed to a lower use of working capital in the 2020 period. Also, due to the timing of payments, the Company’s accounts payable balances did not decline as significantly in the first quarter of 2020 as they did in the first quarter of 2019, and this resulted in a lower use of cash in the first quarter of 2020.

Investing activities: Cash utilized in investing activities was $165 million for the three months ended March 31, 2020, compared to $135 million utilized for the three months ended March 31, 2019. Capital spending for property, plant and equipment was $120 million during the first three months of 2020 compared to $121 million in the same period in 2019. Contributions and advances to joint ventures were $0 and $15 million in the first three months of 2020 and 2019, respectively. No significant contributions are planned to the Company’s joint ventures in 2020. Following the Chapter 11 filing in January 2020, the activities of Paddock are now subject to review and oversight by the bankruptcy court. As a result, the Company no longer has exclusive control over Paddock’s activities during the bankruptcy proceedings. Therefore, Paddock was deconsolidated and its assets and liabilities were derecognized from the Company’s financial statements, which resulted in an investing outflow of $47 million in the Company’s first quarter 2020 condensed consolidated cash flows. See Note 10 to the Condensed Consolidated Financial Statements for more information.

In response to the COVID-19 pandemic, the Company is taking a number of measures to reduce costs and preserve its financial flexibility. The Company estimates that its full year 2020 capital expenditures should be approximately $300 million or lower.

Financing activities:  Cash provided by financing activities was $849 million for the three months ended March 31, 2020, compared to $540 million for the three months ended March 31, 2019. The increase in cash provided by financing activities was primarily due to higher net borrowings in the first quarter of 2020. In March 2020, the company borrowed approximately $600 million on its $1.5 billion revolving credit facility to bolster cash-on-hand as a proactive measure to ensure financial flexibility.

The Company paid $8 million in dividends in each of the first quarters of 2020 and 2019. Through the first three months ended March 31, 2020 and 2019, the Company had repurchased $0 and approximately $38 million of the Company’s stock. In response to the COVID-19 pandemic, the Company has suspended its dividend and has paused share repurchases at this time. The status of these efforts will be reviewed regularly, but the Company anticipates these measures will continue through 2020.

The Company anticipates that cash flows from its operations and from utilization of credit available under the Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations on a short-term (twelve months) and long-term basis. However, as the Company cannot predict the duration or scope of the COVID-19 pandemic and its impact on its customers and suppliers, the negative financial impact to the Company’s results cannot be reasonably estimated, but could be material. The Company is actively managing the business to maintain cash flow and it has significant liquidity. The Company believes that these factors will allow it to meet its anticipated funding requirements. The Company anticipates that cash flows in 2020 will benefit from the operation of the automatic stay in Paddock’s Chapter 11 filing, which stays ongoing litigation and submission of claims and defers payment in connection with asbestos-related liabilities.

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

There have been no other material changes in critical accounting estimates at March 31, 2020 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Forward-Looking Statements

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

It is possible that the Company’s future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) the Company’s ability to obtain the benefits it anticipates from the Corporate Modernization, (2) risks inherent in, and potentially adverse developments related to, the Chapter 11 bankruptcy proceeding involving Paddock, that could adversely affect the Company and the Company’s liquidity or results of operations, including the impact of deconsolidating Paddock from the Company’s financials, risks from asbestos-related claimant representatives asserting claims against the Company and potential for litigation and payment demands against the Company by such representatives and other third parties, (3) the amount that will be necessary to fully and finally resolve all of Paddock’s asbestos-related claims and the Company’s obligations to make payments to resolve such claims under the terms of its support agreement with Paddock, (4) the Company’s ability to manage its cost structure, including its success in implementing restructuring or other plans aimed at improving the Company’s operating efficiency and working capital management, achieving cost savings, and remaining well-positioned to address the Company’s legacy liabilities, (5) the Company’s ability to acquire or divest businesses, acquire and expand plants, integrate operations of acquired businesses and achieve expected benefits from acquisitions, divestitures or expansions, (6) the Company’s ability to achieve its strategic plan, (7) foreign currency fluctuations relative to the U.S. dollar, (8) changes in capital availability or cost, including interest rate fluctuations and the ability of the Company to refinance debt on favorable terms, (9) the general political, economic and competitive conditions in markets and countries where the Company has operations, including uncertainties related to Brexit, economic and social conditions, disruptions in the supply chain, competitive pricing pressures, inflation or deflation, changes in tax rates and laws, natural disasters and weather, (10) the impact of COVID-19 and the various governmental, industry and consumer actions related thereto, (11) the Company’s ability to generate sufficient future cash flows to ensure the Company’s goodwill is not impaired, (12) consumer preferences for alternative forms of packaging, (13) cost and availability of raw materials, labor, energy and transportation, (14) consolidation among competitors and customers, (15) unanticipated expenditures with respect to data privacy, environmental, safety and health laws, (16) unanticipated operational disruptions, including higher capital spending, (17) the Company’s ability to further develop its sales, marketing and product development capabilities, (18) the failure of the Company’s joint venture partners to meet their obligations or commit additional capital to the joint venture, (19) the ability of the Company and the third parties on which it relies for information technology system support to prevent and detect security breaches related to cybersecurity and data privacy, (20) changes in U.S. trade policies, and the other risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and any subsequently filed Annual Report on Form 10-K, Quarterly Reports on Form 10-Q or the Company’s other filings with the Securities and Exchange Commission.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk at March 31, 2020 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.

As required by Rule 13a-15(d) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of any change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. There have been no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to material affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

For further information on legal proceedings, see Note 10 to the Condensed Consolidated Financial Statements, “Contingencies,” that is included in Part I of this Quarterly Report and incorporated herein by reference.

Item 1A. Risk Factors.

Other than below, there have been no material changes in risk factors at March 31, 2020 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The novel coronavirus (COVID-19) has resulted, and may likely continue to result in material adverse effects on the Company’s business, financial position, liquidity, results of operations and cash flows.

The COVID-19 pandemic, and the various governmental, industry and consumer actions related thereto, have had, and may likely continue to have, negative impacts on the Company’s business. These impacts include, without limitation, significant volatility or decreases in the demand for the Company’s products, changes in customer and consumer behavior and preferences, disruptions in or closures of the Company’s manufacturing operations or those of its customers and suppliers, disruptions within the Company’s supply chain, limitations on the Company’s employees’ ability to work and travel, potential financial difficulties of customers and suppliers, significant changes in economic or political conditions, and related financial and commodity volatility, including volatility in raw material and other input costs.

In addition, future changes in the Company’s cost of capital, expected cash flows, or other factors as a result of the above may cause the Company’s long-lived assets including goodwill to be impaired, resulting in a non-cash charge against results of operations to write down long-lived assets including goodwill for the amount of the impairment.

To the extent the COVID-19 pandemic adversely affects the Company’s business and financial results, it may also have the effect of heightening many of the other risks described in Item 1A, “Risk Factors” of the Company’s annual report on Form 10-K for the year ended December 31, 2019 and any subsequently filed Annual Report on Form 10-K, Quarterly Reports on Form 10-Q or the Company’s other filings with the Securities and Exchange Commission., such as those relating to the Company’s ability to service its indebtedness; the restrictions placed on the Company under its existing indebtedness; fluctuations in foreign exchange rates; international operations; changes in consumer demand; the global economic environment; operational disruptions; the availability and cost of raw materials; reliance on key management and personnel; joint ventures; cybersecurity and data privacy; and goodwill; among others.

Despite the Company’s efforts to manage the impacts, the degree to which COVID-19 and related actions will ultimately impact the Company’s business, financial position, liquidity, results of operations and cash flows will depend on factors that are beyond its control, highly uncertain and cannot be predicted, including the duration, spread and severity of the outbreak, the various legislation and other responses taken in the United States and other countries to contain COVID-19 and mitigate its public health effects, the impact on the U.S. and global economies and demand for the Company’s products, and how quickly and to what extent normal economic and operating conditions resume.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not purchase any shares of its common stock for the three months ended March 31, 2020. The Company has $380 million remaining for repurchases pursuant to authorization by its Board of Directors in January 2018 to purchase up to $400 million of the Company's common stock along with an authorization by its Board of Directors in November 2018 to purchase an additional $313 million of the Company’s common stock.

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

Exhibit 101

Financial statements from the Quarterly Report on Form 10-Q of O-I Glass, Inc. for the quarter ended March 31, 2020, were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

O-I GLASS, INC.

Date	April 29, 2020	By	/s/ John A. Haudrich
John A. Haudrich
Senior Vice President and Chief Financial Officer