Form 10-Q
period 2020-06-30
O-I Glass, Inc. /DE/
filed 2020-08-05
CIK 812074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒ The number of shares of common stock, par value $.01, of O-I Glass, Inc. outstanding as of June 30, 2020 was 156,955,838.

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

The term “Company,” as used herein and unless otherwise stated or indicated by context, refers to Owens-Illinois, Inc. (“O-I”) prior to the Corporate Modernization (as defined in Note 11) and to O-I Glass, Inc. (“O-I Glass”) after the Corporate Modernization.

O-I GLASS, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales	$1,418	$1,756	$2,979	$3,393
Cost of goods sold	(1,255)	(1,420)	(2,548)	(2,760)

Gross profit	163	336	431	633

Selling and administrative expense	(97)	(116)	(213)	(231)
Research, development and engineering expense	(13)	(18)	(29)	(34)
Interest expense, net	(98)	(68)	(151)	(132)
Equity earnings	13	19	28	38
Other expense, net	(87)	(55)	(104)	(65)

Earnings (loss) from continuing operations before income taxes	(119)	98	(38)	209
Benefit (provision) for income taxes	18	(27)	(8)	(54)

Earnings (loss) from continuing operations	(101)	71	(46)	155
Loss from discontinued operations		(1)		(1)

Net earnings (loss)	(101)	70	(46)	154
Net earnings attributable to non-controlling interests		(5)	(5)	(10)
Net earnings (loss) attributable to the Company	$(101)	$65	$(51)	$144

Amounts attributable to the Company:
Earnings (loss) from continuing operations	$(101)	$66	$(51)	$145
Loss from discontinued operations		(1)		(1)
Net earnings (loss)	$(101)	$65	$(51)	$144

Basic earnings per share:
Net earnings (loss) from continuing operations attributable to the Company	$(0.64)	$0.42	$(0.32)	$0.94
Loss from discontinued operations				(0.01)
Net earnings (loss)	$(0.64)	$0.42	$(0.32)	$0.93

Weighted average shares outstanding (thousands)	156,790	155,338	156,435	154,852

Diluted earnings per share:
Net earnings (loss) from continuing operations attributable to the Company	$(0.64)	$0.42	$(0.32)	$0.93
Loss from discontinued operations				(0.01)
Net earnings (loss)	$(0.64)	$0.42	$(0.32)	$0.92

Weighted average diluted shares outstanding (thousands)	156,790	156,471	156,435	156,555

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Net earnings (loss)	$(101)	$70	$(46)	$154
Other comprehensive income (loss):
Foreign currency translation adjustments	54	1	(519)	50
Pension and other postretirement benefit adjustments, net of tax	19	16	50	22
Change in fair value of derivative instruments, net of tax	(13)	(9)	(7)	(4)
Other comprehensive income (loss)	60	8	(476)	68
Total comprehensive income (loss)	(41)	78	(522)	222
Comprehensive (income) loss attributable to non-controlling interests	2	7	6	(1)
Comprehensive income (loss) attributable to the Company	$(39)	$85	$(516)	$221

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	June 30,	December 31,	June 30,
	2020	2019	2019
Assets
Current assets:
Cash and cash equivalents	$1,067	$551	$371
Trade receivables, net of allowance of $30 million, $32 million, and $34 million at June 30, 2020, December 31, 2019 and June 30, 2019	696	621	1,275
Inventories	1,004	1,045	1,015
Prepaid expenses and other current assets	245	271	282
Total current assets	3,012	2,488	2,943

Property, plant and equipment, net	2,976	3,273	3,216
Goodwill	1,806	1,934	2,527
Intangibles, net	314	371	422
Other assets	1,471	1,544	1,615
Total assets	$9,579	$9,610	$10,723

Liabilities and Share owners’ equity
Current liabilities:
Accounts payable	$916	$1,276	$1,074
Short-term loans and long-term debt due within one year	404	124	96
Current portion of asbestos-related liabilities			135
Other liabilities	566	595	624
Total current liabilities	1,886	1,995	1,929

Long-term debt	6,103	5,435	6,235
Asbestos-related liabilities		486	364
Paddock support agreement liability	471
Other long-term liabilities	1,077	1,130	1,105
Share owners' equity	42	564	1,090
Total liabilities and share owners’ equity	$9,579	$9,610	$10,723

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net earnings (loss)	$(46)	$154
Loss from discontinued operations	—	1
Non-cash charges
Depreciation and amortization	247	253
Pension expense	20	16
Restructuring, asset impairment and related charges	67	32
Pension settlement charges	8	2
Cash payments
Pension contributions	(21)	(19)
Asbestos-related payments		(103)
Cash paid for restructuring activities	(22)	(29)
Change in components of working capital	(415)	(939)
Other, net (a)	28	(30)
Cash utilized in continuing operating activities	(134)	(662)
Cash utilized in discontinued operating activities		(1)
Total cash utilized in operating activities	(134)	(663)
Cash flows from investing activities:
Cash payments for property, plant and equipment	(189)	(233)
Acquisitions, net of cash acquired		(157)
Contributions and advances to joint ventures		(22)
Net cash proceeds on disposal of assets	2	1
Deconsolidation of Paddock	(47)
Other	1	1
Cash utilized in investing activities	(233)	(410)
Cash flows from financing activities:
Changes in borrowings, net	922	970
Payment of finance fees	(45)	(8)
Treasury shares repurchased		(38)
Dividends paid	(8)	(16)
Net cash proceeds for hedging activity	42	28
Distributions to non-controlling interests	(4)	(7)
Other, net	(3)	(3)
Cash provided by financing activities	904	926
Effect of exchange rate fluctuations on cash	(21)	6
Increase (Decrease) in cash	516	(141)
Cash at beginning of period	551	512
Cash at end of period	$1,067	$371
(a)	Other, net includes other non-cash charges plus other changes in non-current assets and liabilities.

See accompanying notes.

O-I GLASS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tabular data dollars in millions, except per share amounts

1. Segment Information

The Company has three reportable segments and three operating segments based on its geographic locations: the Americas, Europe and Asia Pacific. These three segments are aligned with the Company’s internal approach to managing, reporting, and evaluating performance of its global glass operations. Certain assets and activities not directly related to one of the regions or to glass manufacturing are reported with Retained corporate costs and other. These include licensing, equipment manufacturing, global engineering, and certain equity investments. Retained corporate costs and other also includes certain headquarters administrative and facilities costs and certain incentive compensation and other benefit plan costs that are global in nature and are not allocable to the reportable segments.

The Company’s measure of profit for its reportable segments is segment operating profit, which consists of consolidated earnings (loss) from continuing operations before interest income, interest expense, and benefit (provision) for income taxes and excludes amounts related to certain items that management considers not representative of ongoing operations, as well as certain retained corporate costs. The Company’s management uses segment operating profit, in combination with net sales and selected cash flow information, to evaluate performance and to allocate resources. Segment operating profit for reportable segments includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided. Segment operating profit is not a recognized term under U.S. GAAP, and therefore, does not purport to be an alternative to earnings (loss) before income taxes. Further, the Company's measure of segment operating profit may not be comparable to similarly titled measures of other companies.

Financial information for the three and six months ended June 30, 2020 and 2019 regarding the Company’s reportable segments is as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net sales:
Americas	$724	$934	$1,555	$1,815
Europe	555	650	1,132	1,246
Asia Pacific	132	152	277	303
Reportable segment totals	1,411	1,736	2,964	3,364
Other	7	20	15	29
Net sales	$1,418	$1,756	$2,979	$3,393

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Segment operating profit:
Americas	$52	$144	$155	$257
Europe	42	90	103	169
Asia Pacific	1	2	6	10
Reportable segment totals	95	236	264	436
Items excluded from segment operating profit:
Retained corporate costs and other	(33)	(28)	(54)	(53)
Restructuring, asset impairment and other charges	(71)	(40)	(71)	(40)
Strategic transaction costs	(4)		(4)
Pension settlement charges	(8)	(2)	(8)	(2)
Charge for deconsolidation of Paddock			(14)
Interest expense, net	(98)	(68)	(151)	(132)
Earnings (loss) from continuing operations before income taxes	$(119)	$98	$(38)	$209

Financial information regarding the Company’s total assets is as follows:

	June 30,	December 31,	June 30,
	2020	2019	2019
Total assets:
Americas	$4,707	$5,264	$5,994
Europe	3,315	3,127	3,342
Asia Pacific	915	1,012	1,045

Reportable segment totals	8,937	9,403	10,381
Other	642	207	342
Consolidated totals	$9,579	$9,610	$10,723

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

For the three- and six-month periods ended June 30, 2020 and June 30, 2019, the Company had no material bad debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Condensed Consolidated Balance Sheet.

The following tables for the three months ended June 30, 2020 and 2019 disaggregates the Company’s revenue by customer end use:

	Three months ended June 30, 2020
	Americas	Europe	Asia Pacific	Total

Alcoholic beverages (beer, wine, spirits)	$427	$395	$88	$910
Food and other	198	117	30	345
Non-alcoholic beverages	99	43	14	156
Reportable segment totals	$724	$555	$132	$1,411
Other				7
Net sales				$1,418

	Three months ended June 30, 2019
	Americas	Europe	Asia Pacific	Total

Alcoholic beverages (beer, wine, spirits)	$590	$474	$105	$1,169
Food and other	191	109	29	329
Non-alcoholic beverages	153	67	18	238
Reportable segment totals	$934	$650	$152	$1,736
Other				20
Net sales				$1,756

The following tables for the six months ended June 30, 2020 and 2019 disaggregates the Company’s revenue by customer end use:

	Six months ended June 30, 2020
	Americas	Europe	Asia Pacific	Total

Alcoholic beverages (beer, wine, spirits)	$935	$806	$189	$1,930
Food and other	387	223	53	663
Non-alcoholic beverages	233	103	35	371
Reportable segment totals	$1,555	$1,132	$277	$2,964
Other				15
Net sales				$2,979

	Six months ended June 30, 2019
	Americas	Europe	Asia Pacific	Total

Alcoholic beverages (beer, wine, spirits)	$1,153	$907	$214	$2,274
Food and other	372	211	54	637
Non-alcoholic beverages	290	128	35	453
Reportable segment totals	$1,815	$1,246	$303	$3,364
Other				29
Net sales				$3,393

3. Credit Losses

The Company is exposed to credit losses primarily through its sales of glass containers to customers. The Company’s trade receivables from customers are due within one year or less. The Company assesses each customer’s ability to pay for the glass containers it sells to them by conducting a credit review. The credit review considers the expected billing exposure and timing for payment and the customer’s established credit rating or the Company’s assessment of the customer’s creditworthiness based on an analysis of their financial statements when a credit rating is not available. The Company also considers contract terms and conditions, country and political risk, and business strategy in its evaluation. A credit limit is established for each customer based on the outcome of this review. The Company may require collateralized asset support or a prepayment to mitigate credit risk. The Company monitors its ongoing credit exposure through the active review of customer balances against contract terms and due dates, including timely account reconciliation, dispute resolution and payment confirmation. The Company may employ collection agencies and legal counsel to pursue the recovery of defaulted receivables.

At June 30, 2020, the Company reported $696 million of accounts receivable, net of allowances of $30 million. Changes in the allowance were not material for the three or six months ended June 30, 2020.

4. Inventories

Major classes of inventory at June 30, 2020, December 31, 2019 and June 30, 2019 are as follows:

	June 30,	December 31,	June 30,
	2020	2019	2019
Finished goods	$833	$872	$838
Raw materials	129	128	131
Operating supplies	42	45	46
	$1,004	$1,045	$1,015

5. Goodwill

The Company had Goodwill of approximately $1.8 billion at June 30, 2020, which includes approximately $0.9 billion related to the Company’s Europe reporting unit (in the Europe segment), approximately $0.5 billion related to the Company’s Latin America reporting unit (in the Americas segment) and approximately $0.4 billion related to the Company’s North America reporting unit (in the Americas segment).  The COVID-19 pandemic had a significant adverse impact on the Company’s business during the second quarter of 2020, resulting in a significant decline in revenue and earnings, along with a decline in the Company’s stock price and associated market capitalization. While there is uncertainty about the duration and extent of the impact of the pandemic, the Company expects there will be a negative impact to its future earnings and cash flows. The Company determined that the impact of COVID-19 was a triggering event that required the Company to perform a quantitative interim goodwill impairment test in the second quarter of 2020.

When performing its test for goodwill impairment, the Company compares the business enterprise value (“BEV”) of each reporting unit to its carrying value. The BEV is computed based on estimated future cash flows, discounted at the weighted average cost of capital of a hypothetical third-party buyer. If the BEV is less than the carrying value for any reporting unit, then any excess of the carrying value over the BEV is recorded as an impairment loss. The calculations of the BEV of the Company’s reporting units were determined based on valuation techniques using the best available information, primarily discounted cash flow projections. The Company makes significant assumptions and estimates about the extent and timing of future cash flows. The outcome of the BEV calculations in the second quarter of 2020 indicated that the BEV of each of the Company’s reporting units exceeded its carrying amount; therefore, no impairment existed.

There can be no assurance that anticipated financial results will be achieved and the goodwill balances remain susceptible to future impairment charges. The goodwill related to the North America reporting unit is determined to have the greatest risk of future impairment charges given the narrow difference (approximately 2%) between the BEV and carrying value of this reporting unit as of the second quarter of 2020.  The BEVs of the Company’s Europe and Latin America reporting units more substantially exceed their carrying values. If the Company’s projected future cash flows were lower, or if the assumed weighted average cost of capital were higher, the testing performed in the second quarter of 2020 may have indicated an impairment of the goodwill related to one or more of the Company’s reporting units. Any impairment charges that the Company may take in the future could be material to its consolidated results of operations and financial condition.

6. Derivative Instruments

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

An unrecognized loss of $1 million at June 30, 2020, an unrecognized gain of $1 million at December 31, 2019 and an unrecognized gain of $2 million at June 30, 2019 related to the commodity forward contracts were included in Accumulated other comprehensive income (“Accumulated OCI”), and will be reclassified into earnings in the period when the commodity forward contracts expire.

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

An unrecognized loss of $10 million at June 30, 2020, an unrecognized loss of less than $1 million at December 31, 2019 and an unrecognized loss of $18 million at June 30, 2019, related to these cross-currency swaps, were included in Accumulated OCI, and will be reclassified into earnings within the next 12 months.

Interest Rate Swaps Designated as Fair Value Hedges

The Company enters into interest rate swaps in order to maintain a capital structure containing targeted amounts of fixed and floating-rate debt and manage interest rate risk. The Company’s fixed-to-variable interest rate swaps are accounted for as fair value hedges. The relevant terms of the swap agreements match the corresponding terms of the notes, and therefore there is no hedge ineffectiveness. The Company recorded the net of the fair market values of the swaps as a long-term liability and short-term asset, along with a corresponding net decrease in the carrying value of the hedged debt.

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

An unrecognized loss of less than $1 million at June 30, 2020, an unrecognized loss of $1 million at December 31, 2019 and an unrecognized loss of $1 million at June 30, 2019 related to these interest rate swaps, were included in Accumulated OCI, and will be reclassified into earnings within the next 12 months.

Net Investment Hedges

The Company is exposed to fluctuations in foreign exchange rates on investments it holds in non-U.S. subsidiaries and uses cross-currency swaps to partially hedge this exposure.

An unrecognized gain of $1 million at June 30, 2020, an unrecognized gain of $8 million at December 31, 2019 and an unrecognized gain of $5 million at June 30, 2019, related to these net investment hedges, were included in Accumulated OCI, and will be reclassified into earnings within the next 12 months.

Balance Sheet Classification

The following table shows the amount and classification (as noted above) of the Company’s derivatives at June 30, 2020, December 31, 2019 and June 30, 2019:

	Fair Value of			Fair Value of
	Hedge Assets			Hedge Liabilities
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
	2020	2019	2019	2020	2019	2019
Derivatives designated as hedging instruments:
Commodity forward contracts (a)	$—	$1	$2	$1	$—	$1
Interest rate swaps - fair value hedges (b)	14	8	15		2
Cash flow hedges of foreign exchange risk (c)	18	25	20	55	21	30
Interest rate swaps - cash flow hedges (d)			1		1	2
Net investment hedges (e)	4	2	6	8		6
Total derivatives accounted for as hedges	$36	$36	$44	$64	$24	$39
Derivatives not designated as hedges:
Foreign exchange derivative contracts (f)	5	2	2	5		1
Total derivatives	$41	$38	$46	$69	$24	$40

Current	$20	$8	$13	$14	$—	$3
Noncurrent	21	30	33	55	24	37
Total derivatives	$41	$38	$46	$69	$24	$40

(a) The notional amounts of the commodity forward contracts were $11 million, $13 million and $19 million at June 30, 2020, December 31, 2019 and June 30, 2019, respectively. The maximum maturity dates were in 2020 for all three periods.

(b) The notional amounts of the interest rate swaps designated as fair value hedges were €725 million at June 30, 2020, December 31, 2019 and June 30, 2019. The maximum maturity dates were in 2025 for June 30, 2020 and December 31, 2019 and in 2024 for June 30, 2019.

(c) The notional amounts of the cash flow hedges of foreign exchange risk were $1.424 billion at June 30, 2020 and December 31, 2019 and $1.210 billion at June 30, 2019. The maximum maturity dates were in 2023 for all three periods.

(d) The notional amounts of the interest rate swaps designated as cash flow hedges were $105 million at June 30, 2020 and December 31, 2019 and $480 million at June 30, 2019. Maximum maturity dates were in 2020 for June 30, 2020 and December 31, 2019 and in 2021 for June 30, 2019.

(e) The notional amounts of the net investment hedges were €471 million at June 30, 2020 and €160 million at December 31, 2019 and June 30, 2019. The maximum maturity dates were in 2020 for all three periods.

(f) The notional amounts of the foreign exchange derivative contracts were $279 million, $283 million and $292 million at June 30, 2020, December 31, 2019 and June 30, 2019, respectively. The maximum maturity dates were in 2021 for June 30, 2020 and in 2019 for December 31, 2019 and June 30, 2019.

	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
	Three months ended June 30,		Three months ended June 30,
Derivatives designated as hedging instruments:	2020	2019	2020	2019
Cash Flow Hedges
Commodity forward contracts (a)	$1	$(1)	$—	$—
Cash flow hedges of foreign exchange risk (b)	(56)	(5)	(51)	2
Cash flow hedges of interest rate risk (c)		(1)	(1)
Net Investment Hedges
Net Investment Hedges (c)	(8)		2	2
	$(63)	$(7)	$(50)	$4

	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
	Six months ended June 30,		Six months ended June 30,
Derivatives designated as hedging instruments:	2020	2019	2020	2019
Cash Flow Hedges
Commodity forward contracts (a)	$(2)	$1	$—	$(1)
Cash flow hedges of foreign exchange risk (b)	10	2	9	12
Cash flow hedges of interest rate risk (c)		(1)	(1)
Net Investment Hedges
Net Investment Hedges (c)	(3)	5	3	3
	$5	$7	$11	$14

	Amount of Gain (Loss) Recognized in Other income (expense), net		Amount of Gain (Loss) Recognized in Other income (expense), net
	Three months ended June 30,		Six months ended June 30,
Derivatives not designated as hedges:	2020	2019	2020	2019
Foreign exchange derivative contracts	$(2)	$1	$10	$7

(1) Gains and losses reclassified from accumulated OCI and recognized in income are recorded to (a) cost of goods sold, (b) other expense, net or (c) interest expense, net.

7. Restructuring Accruals

Selected information related to the restructuring accruals for the three months ended June 30, 2020 and 2019 is as follows:

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at April 1, 2020	$22	$	$12	$34
Charges	21	40	6	67
Write-down of assets to net realizable value		(40)		(40)
Net cash paid, principally severance and related benefits	(13)		(1)	(14)
Balance at June 30, 2020	$30	$—	$17	$47

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at April 1, 2019	$34	$	$19	$53
Charges	27		5	32
Net cash paid, principally severance and related benefits	(11)		(3)	(14)
Other, including foreign exchange translation			(1)	(1)
Balance at June 30, 2019	$50	$—	$20	$70

Selected information related to the restructuring accruals for the six months ended June 30, 2020 and 2019 is as follows:

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at January 1, 2020	$32	$	$13	$45
Charges	21	40	6	67
Write-down of assets to net realizable value		(40)		(40)
Net cash paid, principally severance and related benefits	(21)		(1)	(22)
Other, including foreign exchange translation	(2)		(1)	(3)
Balance at June 30, 2020	$30	$—	$17	$47

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at January 1, 2019	$47	$	$22	$69
Charges	27		5	32
Net cash paid, principally severance and related benefits	(24)		(5)	(29)
Other, including foreign exchange translation			(2)	(2)
Balance at June 30, 2019	$50	$—	$20	$70

When a decision is made to take restructuring actions, the Company manages and accounts for them programmatically apart from the on-going operations of the business. Information related to major programs is presented separately, while minor initiatives are presented on a combined basis. As of June 30, 2020 and 2019, no major restructuring programs were in effect.

For the three and six months ended June 30, 2020, the Company implemented several discrete restructuring initiatives and recorded restructuring, asset impairment and other charges of $67 million.  These charges consisted of employee costs, such as severance and benefit-related costs, write-down of assets and other exit costs primarily related to a plant closure in the Americas and to a reduction-in-force program as part of its selling, general and administrative expense reduction initiative to help simplify the organization and improve decision making and execution.  These restructuring charges were discrete actions and are expected to approximate the total cumulative costs for those actions as no significant additional costs are expected to be incurred. For the three and six months ended June 30, 2020, these charges were recorded to Other expense, net on the Condensed Consolidated Results of Operations. The Company expects that the majority of the remaining cash expenditures related to the accrued employee and other exit costs will be paid out over the next several years.

For the three and six months ended June 30, 2019, the Company implemented several discrete restructuring initiatives and recorded restructuring and other charges of $32 million.  These charges consisted of employee costs such as severance and benefit related costs and other exit costs primarily related to a severance program for certain salaried employees at the Company’s corporate and Americas headquarters.  These charges were recorded to Selling and administrative expense ($2 million) and Other expense, net ($30 million) on the Condensed Consolidated Results of Operations.

The Company’s decisions to curtail selected production capacity have resulted in write-downs of certain long-lived assets to the extent their carrying value exceeded fair value or fair value less cost to sell. The Company classified the assumptions used to determine the fair value of the impaired assets in the period that the measurement was taken as Level 3 (third-party appraisal) in the fair value hierarchy as set forth in the general accounting principles for fair value measurements. For the asset impairments recorded through June 30, 2020, the remaining carrying value of the impaired assets was approximately $1 million.

8. Pension Benefit Plans

The components of the net periodic pension cost for the three months ended June 30, 2020 and 2019 are as follows:

	U.S.		Non-U.S.
	2020	2019	2020	2019
Service cost	$3	$3	$4	$3
Interest cost	13	15	6	7
Expected asset return	(20)	(22)	(12)	(11)
Amortization of actuarial loss	14	10	3	3
Net periodic pension cost	$10	$6	$1	$2

The components of the net periodic pension cost for the six months ended June 30, 2020 and 2019 are as follows:

	U.S.		Non-U.S.
	2020	2019	2020	2019
Service cost	$6	$6	$7	$6
Interest cost	25	30	13	15
Expected asset return	(41)	(44)	(24)	(22)
Amortization of actuarial loss	28	20	6	5
Net periodic pension cost	$18	$12	$2	$4

In addition to the above, the Company settled a portion of its pension obligations in Canada and recorded pension settlement charges of $8 million for the three and six months ended June 30, 2020, respectively.

9. Income Taxes

The Company calculates its interim tax provision using the estimated annual effective tax rate (“EAETR”) methodology in accordance with ASC 740-270. The EAETR is applied to the year-to-date ordinary income, exclusive of discrete items. The tax effects of discrete items are then included to arrive at the total reported interim tax provision. The determination of the EAETR is based upon a number of estimates, including the estimated annual pretax ordinary income or loss in each tax jurisdiction in which the Company operates. The tax effects of discrete items are recognized in the tax provision in the quarter they occur in accordance with GAAP. Depending on various factors, such as the item’s significance in relation to total income and the rate of tax applicable in the jurisdiction to which it relates, discrete items in any quarter can materially impact the reported effective tax rate. The Company’s annual effective tax rate may be affected by the mix of earnings in the U.S. and foreign jurisdictions, and such factors as changes in tax laws, tax rates or regulations, changes in business, changing interpretation of existing tax laws or regulations, the finalization of tax audits and reviews, as well as other factors. As such, there can be significant volatility in interim tax provisions. The annual effective tax rate differs from the statutory U.S. Federal tax rate of 21% primarily because of varying non-U.S. tax rates.

The Company is currently under examination in various tax jurisdictions in which it operates, including Bolivia, Brazil, Canada, Colombia, France, Germany, Hungary, Indonesia and Peru. The years under examination range from 2004 through 2018. The Company has received tax assessments in excess of established reserves. The Company is contesting these tax assessments, and will continue to do so, including pursuing all available remedies, such as appeals and litigation, if necessary. The Company believes that adequate provisions for all income tax uncertainties have been made. However, if tax assessments are settled against the Company at amounts in excess of established reserves, it could have a material impact to the Company’s results of operations, financial position or cash flows.

On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act into law. The CARES Act is an emergency economic stimulus package in response to the COVID-19 pandemic that provides numerous tax provisions and other stimulus measures. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Some international jurisdictions in which the Company operates have also enacted legislation to provide economic stimulus in response to the COVID-19 pandemic. The Company anticipates it will benefit from the ability to defer U.S. social security payroll tax that would otherwise be required in 2020, the acceleration of alternative minimum tax credit refunds, and potentially other provisions within the CARES Act. In addition, the Company may benefit from the deferral of certain non-U.S. tax payments to a future period. The Company expects the CARES Act and international legislation will not have a material impact on the Company’s condensed consolidated financial statements. The Company will continue to monitor and assess the impact the CARES Act and similar legislation in other countries may have on financial results.

10. Debt

The following table summarizes the long-term debt of the Company:

	June 30,	December 31,	June 30,
	2020	2019	2019
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$823	$—	$389
Term Loans:
Term Loan A	1,477	1,477	1,496
Other secured debt	225	333	454
Senior Notes:
6.75%, due 2020 (€500 million)			567
4.875%, due 2021 (€0 million at June 30, 2020, €118 million December 31, 2019 and €330 million at June 30, 2019)		132	374
5.00%, due 2022	81	497	497
4.00%, due 2023	307	307	307
5.875%, due 2023	690	689	689
3.125%, due 2024 (€725 million)	835	824	845
6.375%, due 2025	296	295	296
5.375%, due 2025	297	297	298
2.875%, due 2025 (€500 million)	554	552
6.625%, due 2027	691
Finance leases	88	70	41
Other	12	11	12
Total long-term debt	6,376	5,484	6,265
Less amounts due within one year	273	49	30
Long-term debt	$6,103	$5,435	$6,235

The Company presents debt issuance costs in the balance sheet as a deduction of the carrying amount of the related debt liability.

On June 25, 2019, certain of the Company’s subsidiaries entered into a Senior Secured Credit Facility Agreement (as amended by that certain Amendment No. 1 to the Third Amended and Restated Credit Agreement and Syndicated Facility Agreement dated as of December 13, 2019, and as further amended by that certain Amendment No. 2 to the Third Amended and Restated Credit Agreement and Syndicated Facility Agreement dated as of December 19, 2019, the “Agreement”), which amended and restated the previous credit agreement (the “Previous Agreement”). The proceeds from the Agreement were used to repay all outstanding amounts under the Previous Agreement.

The Agreement provides for up to $3.0 billion of borrowings pursuant to term loans and revolving credit facilities. The term loans mature, and the revolving credit facilities terminate in June 2024. At June 30, 2020, the Agreement includes a $300 million revolving credit facility, a $1.2 billion multicurrency revolving credit facility, and a $1.5 billion term loan A facility ($1,477 million net of debt issuance costs). At June 30, 2020, the Company had unused credit of $667 million available under the Agreement. The weighted average interest rate on borrowings outstanding under the Agreement at June 30, 2020 was 1.64%.

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

Failure to comply with these covenants and other customary restrictions could result in an event of default under the Agreement. In such an event, the Company could not request borrowings under the revolving facilities, and all amounts outstanding under the Agreement, together with accrued interest, could then be declared immediately due and payable. Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Agreement. If an event of default occurs under the Agreement and the lenders cause all of the outstanding debt obligations under the Agreement to become due and payable, this would result in a default under the indentures governing the Company’s outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. As of June 30, 2020, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

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

In November 2019, the Company issued €500 million aggregate principal amount of senior notes. The senior notes bear interest at a rate of 2.875% per annum and mature on February 15, 2025. The senior notes were issued via a private placement and are guaranteed by certain of the Company’s domestic subsidiaries. The net proceeds, after deducting debt issuance costs, totaled approximately €492 million and were used to redeem the remaining €250 million aggregate principal amount of the Company’s outstanding 6.75% senior notes due 2020 and €212 million aggregate principal amount of the Company’s outstanding 4.875% senior notes due 2021.

In December 2019, subsidiaries of the Company completed consent solicitations to amend and waive certain provisions of the indentures governing certain of their senior notes. On December 11, 2019, those subsidiaries entered into supplemental indentures reflecting the amendments and waivers, which were obtained to facilitate the implementation of the Corporate Modernization.

In May 2020, the Company issued $700 million aggregate principal amount of new senior notes. The new senior notes bear interest at a rate of 6.625% per annum and mature on May 13, 2027. The new senior notes were issued via a private placement and are guaranteed by certain of the Company’s domestic subsidiaries. The net proceeds, after deducting debt issuance costs, totaled approximately $690 million and were used to redeem the remaining $130 million aggregate principal amount of the Company’s outstanding 4.875% senior notes due 2021, approximately $419 million aggregate principal amount of the Company’s outstanding 5.00% senior notes due 2022 and approximately $105 million of other secured borrowings. The Company recorded approximately $38 million of additional interest charges for note repurchase premiums and write-off of unamortized finance fees related to the senior notes redemptions for the three and six months ended June 30, 2020, respectively.

In order to maintain a capital structure containing appropriate amounts of fixed and floating-rate debt, the Company has entered into a series of interest rate swap agreements. These interest rate swap agreements were accounted for as either fair value hedges or cash flow hedges (see Note 6 for more information).

The Company assesses its capital raising and refinancing needs on an ongoing basis and may enter into additional credit facilities and seek to issue equity and/or debt securities in the domestic and international capital markets if market conditions are favorable. Also, depending on market conditions, the Company may elect to repurchase portions of its debt securities in the open market.

The carrying amounts reported for certain long-term debt obligations subject to frequently redetermined interest rates approximate fair value. Fair values for the Company’s significant fixed rate debt obligations are based on published market quotations, and are classified as Level 1 in the fair value hierarchy. Fair values at June 30, 2020 of the Company’s significant fixed rate debt obligations are as follows:

	Principal	Indicated Market
	Amount	Price Per $	Fair Value
Senior Notes:
5.00%, due 2022	$81	$100.35	$81
4.00%, due 2023	310	98.61	306
5.875%, due 2023	700	103.07	722
3.125%, due 2024 (€725 million)	815	98.74	804
6.375%, due 2025	300	104.61	314
5.375%, due 2025	300	100.39	301
2.875%, due 2025 (€500 million)	562	96.92	545
6.625%, due 2027	700	104.15	729

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

For the year ended December 31, 2019, the Company concluded that an accrual in the amount of $486 million was required under applicable accounting standards. This amount has not been discounted for the time value of money. The Company’s comprehensive legal review resulted in a charge of $35 million the year ended December 31, 2019. As previously disclosed, the Company anticipated that adjustments to its asbestos-related accruals were possible given the inherent uncertainties involved in asbestos litigation. In the fourth quarter of 2019, this charge was primarily due to an increase in the estimated average disposition cost per claim (including related legal costs), driven primarily by a changing litigation environment more favorable to plaintiffs, and a decrease in the estimated number of claims likely to be asserted against the Company in the future that was less than the decrease expected by the Company.

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

12. Share Owners’ Equity

The activity in share owners’ equity for the three months ended June 30, 2020 and 2019 is as follows:

The activity in share owners’ equity for the three months ended June 30, 2020 and 2019 is as follows:
	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings (Loss)	Loss	Interests	Equity
Balance on April 1, 2020	$2	3,128	(730)	(47)	(2,370)	93	$76
Reissuance of common stock (0.3 million shares)		(4)	7				3
Stock compensation (0.1 million shares)		4					4
Net loss				(101)			(101)
Other comprehensive income (loss)					62	(2)	60
Balance on June 30, 2020	$2	$3,128	$(723)	$(148)	$(2,308)	$91	$42

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on April 1, 2019	$2	3,130	(745)	412	(1,911)	122	$1,010
Reissuance of common stock (0.1 million shares)			3				3
Stock compensation (0.5 million shares)		6					6
Net earnings				65		5	70
Other comprehensive income (loss)					20	(12)	8
Dividends declared				(7)			(7)
Balance on June 30, 2019	$2	$3,136	$(742)	$470	$(1,891)	$115	$1,090

The activity in share owners’ equity for the six months ended June 30, 2020 and 2019 is as follows:

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings (Loss)	Loss	Interests	Equity
Balance on January 1, 2020	$2	3,130	(733)	(89)	(1,843)	97	$564
Reissuance of common stock (0.5 million shares)		(7)	12				5
Stock compensation (0.8 million shares)		5					5
Net earnings (loss)				(51)		5	(46)
Other comprehensive loss					(465)	(11)	(476)
Dividends declared				(8)			(8)
Other			(2)				(2)
Balance on June 30, 2020	$2	$3,128	$(723)	$(148)	$(2,308)	$91	$42

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on January 1, 2019	$2	3,124	(705)	333	(1,968)	114	$900
Issuance of common stock (0.1 million shares)		2					2
Reissuance of common stock (0.2 million shares)		(1)	6				5
Treasury shares purchased (2.1 million shares)			(38)				(38)
Stock compensation (1.7 million shares)		11					11
Net earnings				144		10	154
Other comprehensive income (loss)					77	(9)	68
Dividends declared				(7)			(7)
Other			(5)				(5)
Balance on June 30, 2019	$2	$3,136	$(742)	$470	$(1,891)	$115	$1,090

The Company has 250,000,000 shares of common stock authorized with a par value of $.01 per share. Shares outstanding are as follows:

	Shares Outstanding (in thousands)
	June 30,	December 31,	June 30,
	2020	2019	2019

Shares of common stock issued (including treasury shares)	189,294	188,447	188,435

Treasury shares	32,338	32,573	32,978

13. Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three months ended June 30, 2020 and 2019 is as follows:

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on April 1, 2020	$(1,377)	$(8)		$(985)		$(2,370)
Change before reclassifications	56	35		7		98
Amounts reclassified from accumulated other comprehensive income (loss)		(50)	(a)	17	(b)	(33)
Translation effect		1		(3)		(2)
Tax effect		1		(2)		(1)
Other comprehensive income (loss) attributable to the Company	56	(13)		19		62
Balance on June 30, 2020	$(1,321)	$(21)		$(966)		$(2,308)

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on April 1, 2019	$(843)	$(13)		$(1,055)		$(1,911)
Change before reclassifications	13	(14)				(1)
Amounts reclassified from accumulated other comprehensive income (loss)		4	(a)	12	(b)	16
Translation effect		1		4		5
Tax effect						—
Other comprehensive income (loss) attributable to the Company	13	(9)		16		20
Balance on June 30, 2019	$(830)	$(22)		$(1,039)		$(1,891)
(a)	Amount is included in Cost of goods sold and Other expense, net on the Condensed Consolidated Results of Operations (see Note 6 for additional information).
(b)	Amount is included in the computation of net periodic pension cost (see Note 8 for additional information) and net postretirement benefit cost.

The activity in accumulated other comprehensive loss for the six months ended June 30, 2020 and 2019 is as follows:

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2020	$(813)	$(14)		$(1,016)		$(1,843)
Change before reclassifications	(508)	(17)		5		(520)
Amounts reclassified from accumulated other comprehensive income (loss)		11	(a)	34	(b)	45
Translation effect				13		13
Tax effect		(1)		(2)		(3)
Other comprehensive income (loss) attributable to the Company	(508)	(7)		50		(465)
Balance on June 30, 2020	$(1,321)	$(21)		$(966)		$(2,308)

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2019	$(889)	$(18)		$(1,061)		$(1,968)
Change before reclassifications	59	(24)		(2)		33
Amounts reclassified from accumulated other comprehensive income (loss)		14	(a)	25	(b)	39
Translation effect		3		(1)		2
Tax effect		3				3
Other comprehensive income (loss) attributable to the Company	59	(4)		22		77
Balance on June 30, 2019	$(830)	$(22)		$(1,039)		$(1,891)
(a)	Amount is included in Cost of goods sold and Other expense, net on the Condensed Consolidated Results of Operations (see Note 6 for additional information).
(b)	Amount is included in the computation of net periodic pension cost (see Note 8 for additional information) and net postretirement benefit cost.

14. Other Expense, Net

Other expense, net for the three and six months ended June 30, 2020 and 2019 included the following:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Restructuring, asset impairment and other charges	$71	$38	$71	$38
Pension settlement charges	8	2	8	2
Intangible amortization expense	5	10	15	20
Strategic transaction costs	4		4
Foreign currency exchange loss	1		1	3
Royalty income	(2)	(4)	(6)	(7)
Charge for deconsolidation of Paddock (see Note 11)			14
Other expense (income), net		9	(3)	9
	$87	$55	$104	$65

15. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended June 30,
	2020	2019
Numerator:
Net earnings (loss) attributable to the Company	$(101)	$65
Denominator (in thousands):
Denominator for basic earnings per share-weighted average shares outstanding	156,790	155,338
Effect of dilutive securities:
Stock options and other		1,133
Denominator for diluted earnings per share-adjusted weighted average shares outstanding	156,790	156,471
Basic earnings (loss) per share:
Net earnings (loss) from continuing operations attributable to the Company	$(0.64)	$0.42
Loss from discontinued operations
Net earnings (loss)	$(0.64)	$0.42
Diluted earnings (loss) per share:
Net earnings (loss) from continuing operations attributable to the Company	$(0.64)	$0.42
Loss from discontinued operations
Net earnings (loss)	$(0.64)	$0.42

Options to purchase 3,751,691 and 1,603,692 weighted average shares of common stock, which were outstanding during the three months ended June 30, 2020 and 2019, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. For the three months ended June 30, 2020, diluted earnings per share of common stock was equal to basic earnings per share of common stock due to the loss from continuing operations.

	Six months ended June 30,
	2020	2019
Numerator:
Net earnings (loss) attributable to the Company	$(51)	$144
Denominator (in thousands):
Denominator for basic earnings per share-weighted average shares outstanding	156,435	154,852
Effect of dilutive securities:
Stock options and other		1,703
Denominator for diluted earnings per share-adjusted weighted average shares outstanding	156,435	156,555
Basic earnings (loss) per share:
Net earnings (loss) from continuing operations attributable to the Company	$(0.32)	$0.94
Loss from discontinued operations		(0.01)
Net earnings (loss)	$(0.32)	$0.93
Diluted earnings (loss) per share:
Net earnings (loss) from continuing operations attributable to the Company	$(0.32)	$0.93
Loss from discontinued operations		(0.01)
Net earnings (loss)	$(0.32)	$0.92

Options to purchase 3,142,704 and 1,549,995 weighted average shares of common stock, which were outstanding during the six months ended June 30, 2020 and 2019, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. For the six months ended June 30, 2020, diluted earnings per share of common stock was equal to basic earnings per share of common stock due to the loss from continuing operations.

16. Supplemental Cash Flow Information

Income taxes paid (received) in cash were as follows:

	Six months ended June 30,
	2020	2019
U.S.	$(1)	$(3)
Non-U.S.	40	61
Total income taxes paid in cash	$39	$58

Interest paid, including note repurchase premiums, in cash for the six months ended June 30, 2020 and 2019 was $139 million and $128 million, respectively. Cash interest for the six months ended June 30, 2020 included $36 million of note repurchase premiums.

The Company uses various factoring programs to sell certain receivables to financial institutions as part of managing its cash flows. At June 30, 2020, December 31, 2019 and June 30, 2019, the amount of receivables sold by the Company was $437 million, $539 million and $173 million, respectively. For the six months ended June 30, 2020 and 2019, the Company reduced the use of its factoring programs compared to the most recent respective year-end periods and this resulted in a higher use of working capital, and a corresponding decrease to cash from operating activities, of approximately $102 million and $427 million, respectively.

17. New Accounting Pronouncement

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

Effects of Reference Rate Reform on Financial Reporting - In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” which allows for elective contract modification guidance for contracts or other transactions that reference LIBOR or a reference rate that is expected to be discontinued as a result of reference rate reform. Application of the standard can be adopted for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

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

Nueva Fanal’s operating results are included in the Company’s Consolidated Financial Statements from the acquisition date as part of the Americas segment. The acquisition qualifies as a business combination and was accounted for using the acquisition method of accounting.

The total purchase price was allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values and was completed during the second quarter of 2020. The following table summarizes the final estimates of fair value of the assets acquired and liabilities assumed on June 28, 2019 and subsequent adjustments identified through the purchase price allocation process and recorded through the measurement period:

	June 28, 2019	Measurement Period Adjustments	June 30, 2020
Accounts receivable	$42	$(1)	$41
Inventory	17		17
Goodwill		20	20
Intangibles	35	(32)	3
Net property, plant and equipment	129	33	162
Total assets acquired	223	20	243
Accounts payable	25	3	28
Accrued liabilities	3	(1)	2
Deferred tax liabilities		25	25
Net assets acquired	$195	$(7)	$188

This acquisition did not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented.

19. COVID-19 Impacts

On March 11, 2020, the World Health Organization characterized COVID-19 as a global pandemic and recommended containment and mitigation measures. The Company is actively monitoring the impact of the global COVID-19 pandemic, which negatively impacted the first and second quarters of 2020 and will negatively impact its business and results of operations for the third and fourth quarters of 2020 and likely beyond.

The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates particularly as it relates to estimates reliant on forecasts and other assumptions reasonably available to the Company and the uncertain future impacts of the COVID-19 pandemic and related economic disruptions. The extent to which the COVID-19 pandemic and related economic disruptions impact the Company’s business and financial results will depend on future developments including, but not limited to, the continued spread, duration and severity of the COVID-19 pandemic; the occurrence, spread, duration and severity of any subsequent wave or waves of outbreaks after the initial outbreak has subsided; the actions taken by the U.S. and foreign governments to contain the COVID-19 pandemic, address its impact or respond to the reduction in global and local economic activity; the occurrence, duration and severity of a global, regional or national recession, depression or other sustained adverse market event; the impact of the developments described above on our customers and suppliers; and how quickly and to what extent normal economic and operating conditions can resume. The accounting matters assessed included, but were not limited to:

• allowance for doubtful accounts and credit losses

• carrying value of inventory; and

• the carrying value of goodwill and other long-lived assets.

There was not a material impact to the above estimates in the Company’s Condensed Consolidated Financial Statements for the three and six months ended June 30, 2020. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material changes to the estimates and material impacts to the Company’s Condensed Consolidated Financial Statements in future reporting periods.

20. Subsequent Events

On July 31, 2020, the Company completed the sale of its Australia and New Zealand (“ANZ”) businesses to Visy Industries Holdings Pty Ltd.  Gross proceeds approximated AUD $947 million (including a related sale-leaseback agreement which approximated AUD $214 million) or approximately USD $677 million.  Approximately 95 percent of proceeds were received at time of closing and the remaining balance will be paid within 12 months of closing without conditions precedent.  Net proceeds will be principally used to reduce debt.

The proceeds from the disposal of the Company’s ANZ businesses are expected to exceed the net carrying amount of the relevant assets and liabilities.

As of June 30, 2020, the ANZ businesses and their associated assets and liabilities did not meet the criteria for presentation as held for sale. Accordingly, the assets and liabilities attributable to the ANZ businesses are included in the Company’s Condensed Consolidated Balance Sheet and the operations of the ANZ businesses are included in the Company’s Asia Pacific region for segment reporting purposes (Note 1). The pretax profits from the ANZ businesses have been consolidated in the Company’s Condensed Consolidated Results of Operations and were approximately $6 million and $13 million for the six months ended June 30, 2020 and June 30, 2019, respectively. The major classes of assets and liabilities attributable to ANZ as of June 30, 2020 are included in the Company’s Condensed Consolidated Balance Sheet as follows:

June 30, 2020
Cash and cash equivalents	$45
Trade receivables, net	56
Inventories and other	154
Property, plant and equipment, net	266
Other assets	119
Accounts payable and other liabilities	(109)
Other long-term liabilities	(83)
Net assets	448
Accumulated other comprehensive income	123
$571

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company’s measure of profit for its reportable segments is segment operating profit, which consists of consolidated earnings (loss) from continuing operations before interest income, interest expense, and provision (benefit) for income taxes and excludes amounts related to certain items that management considers not representative of ongoing operations as well as certain retained corporate costs. The segment data presented below is prepared in accordance with general accounting principles for segment reporting. The lines titled “reportable segment totals” in both net sales and segment operating profit, however, are non-GAAP measures when presented outside of the financial statement footnotes. Management has included reportable segment totals below to facilitate the discussion and analysis of financial condition and results of operations and believes this information allows the board of directors, management, investors and analysts to better understand the Company’s financial performance. The Company’s management uses segment operating profit, in combination with net sales and selected cash flow information, to evaluate performance and to allocate resources. Segment operating profit is not, however, intended as an alternative measure of operating results as determined in accordance with U.S. GAAP and is not necessarily comparable to similarly titled measures used by other companies.

In March 2020, the World Health Organization categorized the novel coronavirus (“COVID-19”) as a pandemic, that continues to spread throughout the United States and other countries across the world. To limit the spread of COVID-19, governments have taken various actions, including the issuance of stay-at-home orders and social distancing guidelines. As a result, many businesses have adjusted, reduced or suspended operating activities, either due to requirements under government orders or as a result of a reduction in demand for many products from direct or ultimate customers. Fortunately, the manufacture of glass containers has been largely viewed as essential to the important food and beverage value chain in the countries in which the Company operates. However, the Company is still impacted by broader supply chain issues and, in some cases, certain end use categories that it serves are not deemed essential. While most of the Company’s plants continued to operate as essential businesses, some plants suspended operations or cut back on shifts for a portion of the second quarter, especially in Mexico and the Andean countries due to government actions to address the virus. Additional suspensions and cutbacks may occur as the impacts from COVID-19 and related responses continue to develop.

The following discussion describes the Company’s results of operations for the three and six months ended June 30, 2020. The COVID-19 pandemic primarily impacted the Company’s shipment and production levels in the latter part of the first quarter and all of the second quarter of 2020, and the Company is actively monitoring the impact of the coronavirus outbreak, which is expected to negatively impact its business, results of operations, cash flows and financial position for the remainder of 2020 and likely beyond. The Company has summarized its current operating conditions and actions taken to mitigate the impact of COVID-19 below.

Financial information for the three and six months ended June 30, 2020 and 2019 regarding the Company’s reportable segments is as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Net Sales:
Americas	$724	$934	$1,555	$1,815
Europe	555	650	1,132	1,246
Asia Pacific	132	152	277	303
Reportable segment totals	1,411	1,736	2,964	3,364
Other	7	20	15	29
Net Sales	$1,418	$1,756	$2,979	$3,393

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Segment operating profit:
Americas	$52	$144	$155	$257
Europe	42	90	103	169
Asia Pacific	1	2	6	10
Reportable segment totals	95	236	264	436
Items excluded from segment operating profit:
Retained corporate costs and other	(33)	(28)	(54)	(53)
Restructuring, asset impairment and other charges	(71)	(40)	(71)	(40)
Strategic transaction costs	(4)		(4)
Pension settlement charges	(8)	(2)	(8)	(2)
Charge for deconsolidation of Paddock			(14)
Interest expense, net	(98)	(68)	(151)	(132)
Earnings (loss) from continuing operations before income taxes	(119)	98	(38)	209
Benefit (provision) for income taxes	18	(27)	(8)	(54)
Earnings (loss) from continuing operations	(101)	71	(46)	155
Loss from discontinued operations		(1)		(1)
Net earnings (loss)	(101)	70	(46)	154
Net earnings attributable to noncontrolling interests		(5)	(5)	(10)
Net earnings (loss) attributable to the Company	$(101)	$65	$(51)	$144
Net earnings (loss) from continuing operations attributable to the Company	$(101)	$66	$(51)	$145

Note: All amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Quarters ended June 30, 2020 and 2019

Second Quarter 2020 Highlights

●	Net sales in the second quarter of 2020 were down approximately 19% from the same quarter in 2019, primarily due to lower volumes due to COVID-19 and the unfavorable effects of changes in foreign currency exchange rates, partially offset by incremental sales from the Nueva Fanal acquisition in mid-2019 and higher prices.
●	Segment operating profit for reportable segments was down nearly 60% in the second quarter of 2020 compared to the second quarter of 2019, primarily due to lower sales volumes and higher operating costs driven by lower production levels to comply with government decrees to manage the pandemic, as well as the Company’s effort to align supply with lower demand and manage inventory. Segment operating profit was also impacted by the unfavorable effects of changes in foreign currency, partially offset by higher net selling prices and the positive impact from the Company’s turnaround initiatives and cost control measures.
●	As markets started to reopen, June 2020 sales volumes were down approximately 3% from June 2019, which compared favorably to the approximate 18% decline in April and May 2020. The Company has summarized its current operating conditions and its actions to mitigate the impact of COVID-19 below.
●	The Company issued $700 million of senior notes at an interest rate of 6.625% to repay upcoming debt maturities.
●	On July 31, 2020, the Company completed the previously announced sale of its Australia and New Zealand businesses and used the proceeds to reduce debt.

Net sales for the second quarter of 2020 were $338 million lower than the second quarter of the prior year primarily due to lower sales volumes due to COVID-19 and the unfavorable effect of changes in foreign currency exchange rates, partially offset by incremental sales from Nueva Fanal and higher prices.

Earnings from continuing operations before income taxes were $217 million lower in the second quarter of 2020 than the prior year quarter, primarily due to lower segment operating profit and higher charges for restructuring activities and note repurchase premiums. Segment operating profit for reportable segments for the second quarter of 2020 was $141 million lower than the second quarter of the prior year. The decrease was largely due to lower sales volumes and higher operating costs as a result of COVID-19 and the unfavorable effects of changes in foreign currency, partially offset by higher net selling prices and the positive impact from the Company’s turnaround initiatives and cost control measures.

Net interest expense for the second quarter of 2020 increased $30 million compared to the second quarter of 2019. Net interest expense included $38 million and $2 million for note repurchase premiums, third party fees and the write-off of deferred finance fees in the second quarter of 2020 and 2019, respectively, that related to debt that was repaid prior to its maturity.

For the second quarter of 2020, the Company recorded a loss from continuing operations attributable to the Company of $101 million, or $0.64 per share, compared to earnings of $66 million, or $0.42 per share (diluted), in the second quarter of 2019. Earnings (loss) in both periods included items that management considered not representative of ongoing operations. These items decreased earnings attributable to the Company by $102 million, or $0.65 per share, in the second quarter of 2020 and decreased earnings attributable to the Company by $42 million, or $0.27 per share, in the second quarter of 2019.

Results of Operations — Second Quarter of 2020 compared with Second Quarter of 2019

Net Sales

The Company’s net sales in the second quarter of 2020 were $1,418 million compared with $1,756 million for the second quarter of 2019, a decrease of $338 million, or approximately 19%. Total glass container shipments, in tonnes, were down approximately 15% in the second quarter of 2020 compared to the prior year quarter. Excluding the impact of the Nueva Fanal acquisition, total glass container shipments, in tonnes, were down approximately 16% in the second quarter of 2020 compared to the same period in the prior year and were primarily driven by the impacts of COVID-19. As markets started to reopen, June 2020 sales volumes were down approximately 3% from June 2019, which compared favorably to the approximate 18% decline in April and May 2020. The net impact of lower organic sales more than offset the additional sales from the Nueva Fanal acquisition and resulted in a $255 million net reduction to net sales in the second quarter of 2020 compared to the same period in the prior year. Unfavorable foreign currency exchange rates decreased sales by $88 million in the second quarter of 2020 compared to the prior year quarter as the U.S. dollar strengthened against all of the significant local currencies that impact the Company. Higher selling prices increased net sales by $18 million in the quarter.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Reportable segment net sales - 2019		$1,736
Price	$18
Sales volume and mix	(255)
Effects of changing foreign currency rates	(88)
Total effect on reportable segment net sales		(325)
Reportable segment net sales - 2020		$1,411

Americas: Net sales in the Americas in the second quarter of 2020 were $724 million compared with $934 million for the second quarter of 2019, a decrease of $210 million, or approximately 22%. Total glass container shipments in the region were down approximately 18% in the second quarter of 2020 compared to the prior year quarter, but this decline narrowed in June 2020 with shipments down approximately 8% compared to June 2019 as markets started to reopen. Excluding the impact of the Nueva Fanal acquisition in mid-2019, total glass container shipments were down approximately 19% in the second quarter of 2020 compared to the same period in the prior year, driven primarily by lower shipments to alcoholic beverage customers in the U.S. largely due to ongoing trends in beer shipments and due to a decline in organic sales volumes linked to COVID-19. The net impact of lower organic sales more than offset the additional sales from the Nueva Fanal acquisition and resulted in a $150 million reduction to net sales in the second quarter of 2020 compared to the same period in 2019. The unfavorable effects of foreign currency exchange rate changes decreased net sales $66 million in the second quarter of 2020 compared to 2019. Higher selling prices increased net sales by $6 million in the second quarter of 2020.

Europe: Net sales in Europe in the second quarter of 2020 were $555 million compared with $650 million for the second quarter of 2019, a decrease of $95 million, or nearly 15%. Glass container shipments in the second quarter of 2020 were down approximately 14% compared to the second quarter of 2019, primarily driven by lower shipments to alcoholic beverage customers due to COVID-19, resulting in $92 million of lower net sales. With the reopening of markets in the latter part of the second quarter, shipment levels were up approximately 3% in June 2020 compared to June 2019. Unfavorable foreign currency exchange rates impacted the region by approximately $15 million in the second quarter of 2020 as the Euro weakened in relation to the U.S. dollar. Selling prices in Europe increased net sales by $12 million in the second quarter of 2020.

Asia Pacific: Net sales in Asia Pacific in the second quarter of 2020 were $132 million compared with $152 million for the second quarter of 2019, a decrease of $20 million, or 13%. Glass container shipments in the second quarter of 2020 were down approximately 8% due to COVID-19. This resulted in $13 million of lower net sales in the second quarter of 2020 compared to the prior year quarter. The unfavorable effects of foreign currency exchange rate changes in the current year quarter decreased net sales by $7 million.

Earnings (Loss) from Continuing Operations before Income Taxes and Segment Operating Profit

Loss from continuing operations before income taxes was $119 million in the second quarter of 2020 compared to earnings from continuing operations before income taxes of $98 million in the second quarter of 2019, a decrease of $217 million. This decrease was largely due to lower segment operating profit and higher restructuring charges and note repurchase premiums.

Segment operating profit of the reportable segments includes an allocation of some corporate expenses based on a percentage of sales and direct billings based on the costs of specific services provided. Unallocated corporate expenses and certain other expenses not directly related to the reportable segments’ operations are included in Retained corporate costs and other. For further information, see Segment Information included in Note 1 to the Condensed Consolidated Financial Statements.

Segment operating profit of reportable segments in the second quarter of 2020 was $95 million compared to $236 million for the second quarter of 2019, a decrease of $141 million, or 60%. This decrease was largely due to lower sales volumes and higher operating costs as a result of production levels declining approximately 20% reflecting required curtailment to comply with government decrees to manage the pandemic, as well as the Company’s effort to align supply with lower demand and manage inventory. Segment operating profit also declined due to the unfavorable effects of changes in foreign currency, partially offset by higher net selling prices and the positive impact from the Company’s turnaround initiatives and cost control measures.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Reportable segment operating profit - 2019		$236
Net price (net of cost inflation)	$1
Sales volume and mix	(84)
Operating costs	(52)
Effects of changing foreign currency rates	(6)
Total net effect on reportable segment operating profit		(141)
Reportable segment operating profit - 2020		$95

Americas: Segment operating profit in the Americas in the second quarter of 2020 was $52 million compared with $144 million in the second quarter of 2019, a decrease of $92 million, or 64%. The impact of lower organic sales volumes discussed above resulted in a $59 million reduction to segment operating profit in the second quarter of 2020 compared to the same period in the prior year. The effects of foreign currency exchange rates decreased segment operating profit by $4 million in the current year quarter. Despite improved operating performance, production downtime to comply with government decrees to manage the pandemic, including disruptive lock downs in Mexico and the Andean countries, as well as the Company’s effort to align supply with lower demand and manage inventory, increased operating costs and decreased segment operating profit by $24 million in the second quarter. Cost inflation more than offset higher selling prices resulting in a net $5 million decrease to segment operating profit in the current year quarter.

Europe: Segment operating profit in Europe in the second quarter of 2020 was $42 million compared with $90 million in the second quarter of 2019, a decrease of $48 million, or 53%. The change in sales volume discussed above decreased segment operating profit in the current year quarter by $22 million. The effects of foreign currency exchange rates decreased segment operating profit by $3 million in the current year quarter. Despite favorable operating performance, the region’s operating costs in the second quarter of 2020 were approximately $32 million higher driven by temporary downtime associated with COVID-19, which decreased segment operating profit in the current year quarter compared to the prior year quarter. Higher net selling prices (net of cost inflation) increased segment operating profit by $9 million in the current quarter compared to the prior year quarter.

Asia Pacific: Segment operating profit in Asia Pacific in the second quarter of 2020 was $1 million compared with $2 million in the second quarter of 2019, a decrease of $1 million, or 50%. The decrease in sales volume discussed above reduced segment operating profit by $3 million. Lower net selling prices (net of cost inflation) decreased segment operating profit by $3 million. The region also experienced approximately $4 million of lower operating costs, which improved segment operating profit, in the second quarter of 2020 compared to the prior year quarter due to improved factory performance. The effects of foreign currency exchange rates increased segment operating profit by $1 million in the current year quarter.

Interest Expense, Net

Net interest expense for the second quarter of 2020 was $98 million compared with $68 million for the second quarter of 2019. Net interest expense included $38 million and $2 million in the second quarter of 2020 and 2019, respectively, for note repurchase premiums, third party fees and the write-off of deferred finance fees that were related to debt that was repaid prior to its maturity. Exclusive of these items, net interest expense decreased $6 million in the second quarter of 2020 compared to the prior year quarter due to the lower cost of debt as a result of refinancing activities in the prior year.

Provision (Benefit) for Income Taxes

The Company’s effective tax rate from continuing operations for the three months ended June 30, 2020 was a benefit of 15.1% compared with a provision of 27.6% for the three months ended June 30, 2019.  The effective tax rate for the second quarter of 2020 was lower than the second quarter of 2019 due primarily to certain charges recorded in the second quarter of 2020 whereby no tax benefit was recorded, the geographic mix of earnings, interest expense deductibility limits in certain markets and withholding taxes.

Net Earnings (Loss) Attributable to the Company

For the second quarter of 2020, the Company recorded a loss from continuing operations attributable to the Company of $101 million, or $0.64 per share (diluted), compared to earnings from continuing operations attributable to the Company of $66 million, or $0.42 per share (diluted), in the second quarter of 2019. Earnings in 2020 and 2019 included items that management considered not representative of ongoing operations as set forth in the following table (dollars in millions):

	Net Earnings	Net Earnings
	Increase	Increase
	(Decrease)	(Decrease)
Description	2020	2019
Restructuring, asset impairment, pension settlement and other charges	$(71)	$(40)
Strategic transaction costs	(4)
Pension settlement charges	(8)	(2)
Charges for note repurchase premiums and write-off of finance fees	(38)	(2)
Net tax benefit for income tax on items above	19	2
Total	$(102)	$(42)

Executive Overview — Six Months ended June 30, 2020 and 2019

2020 Highlights

●	Net sales in the first six months of 2020 were down approximately 12% from the same period in 2019, primarily due to lower volumes due to COVID-19 and the unfavorable effects of changes in foreign currency exchange rates, partially offset by incremental sales from the Nueva Fanal acquisition in mid-2019 and higher prices.
●	Segment operating profit for reportable segments was down approximately 39% in the first half of 2020 compared to the same period in 2019, primarily due to lower sales volumes and higher operating costs as a result of COVID-19 and the unfavorable effects of changes in foreign currency, partially offset by higher net selling prices and the positive impact from the Company’s turnaround initiatives and cost control measures.
●	As markets started to reopen, June 2020 sales volumes were down approximately 3% from June 2019, which compared favorably to the approximate 18% decline in April and May 2020. The Company has summarized its current operating conditions and its actions to mitigate the impact of COVID-19 below.
●	On January 6, 2020 (the “Petition Date”), Paddock voluntarily filed for relief under Chapter 11 of the Bankruptcy Code to equitably and finally resolve all of its current and future asbestos-related claims. O-I Glass and O-I Group were not included in the Chapter 11 filing. Following the Chapter 11 filing, Paddock became subject to review and oversight by the bankruptcy court. As a result, the Company no longer has exclusive control over Paddock’s activities during the bankruptcy proceedings. Therefore, Paddock was deconsolidated and its assets and liabilities were derecognized from the Company’s consolidated financial statements as of the Petition Date. Simultaneously, the Company recognized a $471 million liability related to its support agreement with Paddock. Taken together, these transactions resulted in a loss of approximately $14 million, which was recorded as a charge in the first quarter of 2020.
●	The Company issued $700 million of senior notes at an interest rate of 6.625% to repay upcoming debt maturities.
●	On July 31, 2020, the Company completed the previously announced sale of its Australia and New Zealand businesses and used the proceeds to reduce debt.

Net sales for the first six months of 2020 were $414 million lower than the same period in the prior year primarily due to lower sales volumes driven by COVID-19 and the unfavorable effects of changes in foreign currency exchange rates, partially offset by incremental sales from the Nueva Fanal acquisition in mid-2019 and higher prices.

Earnings from continuing operations before income taxes were $247 million lower in the first six months of 2020 than in the same period in the prior year, primarily due to lower segment operating profit and higher restructuring charges and note repurchase premiums. Segment operating profit for reportable segments for the first six months of 2020 was $172 million lower than the same period in the prior year. The decrease was largely due to lower sales volumes and higher operating costs as a result of COVID-19 and the unfavorable effects of changes in foreign currency, partially offset by higher net selling prices and the positive impact from the Company’s turnaround initiatives.

Net interest expense for the first half of 2020 increased $19 million compared to the same period in 2019. Net interest expense included $38 million and $2 million for note repurchase premiums, the write-off of deferred finance fees and third party fees in the first six months of 2020 and 2019, respectively, that related to debt that was repaid prior to its maturity.

For the first six months of 2020, the Company recorded a loss from continuing operations attributable to the Company of $51 million, or $0.32 per share, compared to earnings from continuing operations attributable to the Company of $145 million, or $0.93 per share (diluted), in the first six months of 2019. Earnings (Loss) in the first six months of 2020 and the first six months of 2019 included items that management considered not representative of ongoing operations. These items decreased earnings attributable to the Company by $116 million, or $0.74 per share, in the first six months of 2020 and decreased net earnings attributable to the Company by $42 million, or $0.27 per share, in the first six months of 2019.

Results of Operations — First six months of 2020 compared with first six months of 2019

Net Sales

The Company’s net sales in the first six months of 2020 were $2,979 million compared with $3,393 million for the first six months of 2019, a decrease of $414 million, or approximately 12%. Unfavorable foreign currency exchange rates decreased sales by $162 million in the first six months of 2020 compared to the prior year period as the U.S. dollar strengthened against the Australian dollar, Brazilian real, Colombian peso and the Euro. Total glass container shipments, in tonnes, were approximately 8% lower in the first half of 2020 compared to the prior year period. Sales volume and mix decreased net sales by $275 million. Higher selling prices increased net sales by $37 million in 2020.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Reportable segment net sales - 2019		$3,364
Price	$37
Sales volume and mix	(275)
Effects of changing foreign currency rates	(162)
Total effect on reportable segment net sales		(400)
Reportable segment net sales - 2020		$2,964

Americas: Net sales in the Americas in the first six months of 2020 were $1,555 million compared with $1,815 million in the same period in 2019, a decrease of $260 million, or 14%. Total glass container shipments in the region were down approximately 10% in the first six months of 2020 compared to the prior year period, driven primarily by lower shipments to alcoholic beverage customers in the U.S. largely due to ongoing trends in beer shipments, and due to a decline in organic sales volumes linked to COVID-19. The net impact of lower organic sales more than offset the additional sales from the Nueva Fanal acquisition and resulted in a $165 million reduction to net sales in the first half of 2020 compared to the same period in 2019. The unfavorable effects of foreign currency exchange rate changes decreased net sales $107 million in the first six months of 2020 compared to 2019. Higher selling prices increased net sales by $12 million in the first half of 2020.

Europe: Net sales in Europe in the first six months of 2020 were $1,132 million compared with $1,246 million for the same period in 2019, a decrease of $114 million, or 9%. Glass container shipments in the first six months of 2020 were down approximately 9% compared to the same period in 2019, primarily driven by COVID-19, resulting in $104 million of lower net sales. Unfavorable foreign currency exchange rates impacted the region by approximately $34 million in the first six months of 2020 as the Euro weakened in relation to the U.S. dollar. Selling prices in Europe increased net sales by $24 million in the first half of 2020 compared to the same period in the prior year.

Asia Pacific: Net sales in Asia Pacific in the first six months of 2020 were $277 million compared with $303 million for the same period in 2019, a decrease of $26 million, or 9%. Glass container shipments in the first six months of 2020 were down approximately 1% compared with the same period in the prior year, resulting in $6 million of lower sales in the first half of 2020 compared to the same period in the prior year. The effects of foreign currency exchange rate changes in the current year period decreased net sales by $21 million. Selling prices in the region increased net sales by $1 million in the first half of 2020 compared to the same period in the prior year.

Earnings (Loss) from Continuing Operations before Income Taxes and Segment Operating Profit

Loss from continuing operations before income taxes was $38 million in the first half of 2020 compared to $209 million of earnings from continuing operations before income taxes in the first half of 2019, a decrease of $247 million. This decrease was primarily due to lower segment operating profit, and higher restructuring charges and note repurchase premiums.

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

Segment operating profit of reportable segments in the first half of 2020 was $264 million compared to $436 million for the first half of 2019, a decrease of $172 million, or 39%. The decrease was largely due to lower sales volumes and higher operating costs as a result of COVID-19 and the unfavorable effects of changes in foreign currency, partially offset by higher net selling prices and the positive impact from the Company’s turnaround initiatives.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Reportable segment operating profit - 2019		$436
Net price (net of cost inflation)	$4
Sales volume and mix	(96)
Operating costs	(61)
Effects of changing foreign currency rates	(19)
Total net effect on reportable segment operating profit		(172)
Reportable segment operating profit - 2020		$264

Americas: Segment operating profit in the Americas in the first six months of 2020 was $155 million compared with $257 million in the same period in 2019, a decrease of $102 million, or 40%. The decrease in sales volume discussed above decreased segment operating profit in the first half of 2020 by $69 million. The effects of foreign currency exchange rates decreased segment operating profit by $10 million in the first half of 2020. Temporary downtime due to the impacts of COVID-19 drove operating costs higher and decreased segment operating profit by $12 million in the first half of 2020. Cost inflation more than offset higher selling prices resulting in a net $11 million decrease to segment operating profit in the current year period.

Europe: Segment operating profit in Europe in the first half of 2020 was $103 million compared with $169 million in the same period in 2019, a decrease of $66 million, or 39%. The decrease in sales volume discussed above decreased segment operating profit in the first half of 2020 by $25 million. The region’s operating costs in the first half of 2020 were approximately $56 million higher driven by temporary downtime associated with COVID-19, which decreased segment operating profit compared to the same period in the prior year. Higher net selling prices (net of cost inflation) increased segment operating profit by $22 million in the current quarter compared to the prior year quarter. The effects of foreign currency exchange rates decreased segment operating profit by $7 million in the first six months of 2020.

Asia Pacific: Segment operating profit in Asia Pacific in the first half of 2020 was $6 million compared with $10 million in the first half of 2019, a decrease of $4 million, or 40%. The change in sales mix discussed above reduced segment operating profit by $2 million. Cost inflation more than offset higher selling prices resulting in a net $7 million decrease to segment operating profit in the first six months of 2020. The effects of foreign currency exchange rates decreased segment operating profit by $2 million in the first six months of 2020. The region experienced approximately $7 million of lower operating costs, which benefited segment operating profit, in the first half of 2020 compared to the same period in the prior year due to fewer asset improvement projects in 2020.

Interest Expense, Net

Net interest expense for the first six months of 2020 was $151 million compared with $132 million for the first six months of 2019. Net interest expense included $38 million and $2 million in the first half of 2020 and 2019, respectively, for the write-off of deferred finance fees and third party fees that were related to debt that was repaid prior to its maturity. Exclusive of these items, net interest expense decreased $17 million in the first six months of 2020 compared to the same period in the prior year due to the lower cost of debt as a result of refinancing activities in the prior year.

Provision for Income Taxes

The Company’s effective tax rate from continuing operations for the six months ended June 30, 2020 was -21.1% compared with 25.8% for the six months ended June 30, 2019.  The effective tax rate for the first six months of 2020 differed from the first six months of 2019 due primarily to certain charges recorded in the first six months of 2020 whereby no tax benefit was recorded, the geographic mix of earnings, interest expense deductibility limits in certain markets and withholding taxes.

Net Earnings (Loss) from Continuing Operations Attributable to the Company

For the first six months of 2020, the Company recorded a net loss from continuing operations attributable to the Company of $51 million, or $0.32 per share, compared to earnings from continuing operations attributable to the Company of $145 million, or $0.93 per share (diluted), in the first six months of 2019. Earnings in the first six months of

2020 and 2019 included items that management considered not representative of ongoing operations as set forth in the following table (dollars in millions):

	Net Earnings
	Increase
	(Decrease)
Description	2020	2019
Restructuring, asset impairment and other charges	$(71)	$(40)
Strategic transaction costs	(4)
Pension settlement charges	(8)	(2)
Charge for deconsolidation of Paddock	(14)
Charges for note repurchase premiums and write-off of finance fees	(38)	(2)
Net tax benefit for income tax on items above	19	2
Total	$(116)	$(42)

Forward Looking Operational and Financial Impacts from COVID-19

●	Month-to-date shipments in July 2020 were up approximately 2% compared to July 2019. Based on sales trends through July, the Company’s full year 2020 sales volume outlook is a 4% to 7% decline compared to the prior year. The Company expects that third quarter 2020 sales volumes should be approximately flat to down slightly compared to the third quarter of 2019. The outlook for both the full year and third quarter shipments has been normalized for the sale of ANZ as of July 31, 2020.
●	The Company continues to operate under a set of capital allocation guiding principles amid the pandemic. First, the Company intends to maximize its cash flow. To support this, the Company will align supply with demand and limit capital spending to normal maintenance investment and MAGMA. Second, the Company intends to preserve its strong liquidity supported by positive cash flow. Total committed liquidity, including cash-on-hand as well as undrawn availability on committed lines of credit, remained strong through July 2020. The Company intends to maintain its liquidity at or above $1.25 billion at each quarter end of 2020. Third, the Company intends to manage its net debt (total debt less cash) to be at or below 2019 levels by year-end 2020.
●	Despite headwinds from the pandemic, the Company continues to focus on long-term value creation including its turnaround initiatives, footprint optimization efforts, divestiture of its Australia and New Zealand operations, MAGMA deployment and resolution of legacy asbestos liabilities.
●	The Company is actively monitoring the impact of the COVID-19 outbreak, which will negatively impact its business and results of operations in 2020 and potentially beyond. The extent to which the Company’s operations will be impacted by the outbreak will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact, among other things.

Items excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for the second quarter of 2020 were $33 million compared with $28 million recorded in the second quarter of 2019. These costs were higher in 2020 primarily due to the nonoccurrence of equity earnings from a soda ash joint venture that was sold by the Company in the fourth quarter of 2019, partially offset by efforts to reduce costs. Retained corporate costs and other for the six months ended June 30, 2020 were $54 million compared with $53 million recorded in the same period in 2019.

Restructuring, Asset Impairment and Other Charges

For the three and six months ended June 30, 2020, the Company recorded charges totaling $71 million for restructuring, asset impairment and other charges. These charges reflect $23 million of employee costs, such as severance, benefit-related costs and other exit costs primarily related to a reduction in force program for certain salaried employees and a plant closure in the Americas. These charges also reflect approximately $48 million of other charges, primarily relating to asset impairment charges related to these restructuring actions. The Company expects that the majority of the remaining cash expenditures related to the accrued employee and other exit costs will be paid out over the next several years.

For the three and six months ended June 30, 2019, the Company recorded charges totaling $40 million for restructuring, asset impairment and other charges. These charges reflect $27 million of employee costs, such as severance, benefit-related costs and other exit costs primarily related to a severance program for certain salaried employees at the Company’s corporate and Americas headquarters and a furnace closure in the Americas.  These charges also reflect approximately $13 million of other charges.

Strategic Transaction Costs

For the three and six months ended June 30, 2020, the Company recorded charges totaling $4 million for strategic transaction costs, which relate to activities that are aimed at exploring options to maximize investor value, focused on aligning the Company’s business with demand trends, improving the Company’s operating efficiency, cost structure and working capital management. These activities are ongoing and may result in tactical divestitures, corporate transactions or similar actions, and could cause the Company to incur restructuring, impairment, disposal or other related charges in future periods.

Pension Settlement Charges

For the three and six months ended June 30, 2020, the Company settled a portion of its pension obligations in Canada and recorded approximately $8 million of pension settlement charges. The Company recorded $2 million of pension settlement charges for the three and six months ended June 30, 2019.

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

See Note 11 to the Condensed Consolidated Financial Statements for further information.

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

A separate arbitration involving two other subsidiaries of the Company -- Fabrica de Vidrios Los Andes, C.A. (“Favianca”), and Owens-Illinois de Venezuela, C.A. (“OIDV”) -- was initiated in 2012 to obtain compensation primarily for third-party minority shareholders’ lost interests in the two expropriated plants. However, on November 13, 2017, ICSID issued an award that dismissed this arbitration on jurisdiction grounds.  In March 2018, OIDV and Favianca submitted to ICSID an application to annul the November 13, 2017 award; on November 22, 2019, OIDV and Favianca’s request to annul the award was rejected by an ICSID ad hoc committee.  The two subsidiaries are evaluating potential next steps.

For each of the three and six-month periods ended June 30, 2020 and June 30, 2019, the Company incurred $0 and $1 million of losses from discontinued operations, respectively.

Strategic Portfolio and Operations Review

In the second quarter of 2020, the Company advanced its strategic review of its business portfolio and operating structure. This review is aimed at exploring options to maximize investor value, focused on aligning the Company’s business with demand trends, improving the Company’s operating efficiency, cost structure and working capital management, while ensuring the Company remains well-positioned to address its legacy liabilities. The review is ongoing and may result in tactical divestitures, corporate transactions or similar actions, and could cause the Company to incur restructuring, impairment, disposal or other related charges in future periods.

Capital Resources and Liquidity

On June 25, 2019, certain of the Company’s subsidiaries entered into a Senior Secured Credit Facility Agreement (as amended by that certain Amendment No. 1 to the Third Amended and Restated Credit Agreement and Syndicated Facility Agreement dated as of December 13, 2019, and as further amended by that certain Amendment No. 2 to the Third Amended and Restated Credit Agreement and Syndicated Facility Agreement dated as of December 19, 2019, the “Agreement”), which amended and restated the previous credit agreement (the “Previous Agreement”). The proceeds from the Agreement were used to repay all outstanding amounts under the Previous Agreement.

The Agreement provides for up to $3.0 billion of borrowings pursuant to term loans and revolving credit facilities. The term loans mature, and the revolving credit facilities terminate, in June 2024. At June 30, 2020, the Agreement includes a $300 million revolving credit facility, a $1.2 billion multicurrency revolving credit facility, and a $1.5 billion term loan A facility ($1,477 million net of debt issuance costs). At June 30, 2020, the Company had unused credit of $667 million available under the Agreement. The weighted average interest rate on borrowings outstanding under the Agreement at June 30, 2020 was 1.64%.

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

Failure to comply with these covenants and other customary restrictions could result in an event of default under the Agreement. In such an event, the Company could not request borrowings under the revolving facilities, and all amounts outstanding under the Agreement, together with accrued interest, could then be declared immediately due and payable. Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Agreement. If an event of default occurs under the Agreement and the lenders cause all of the outstanding debt obligations under the Agreement to become due and payable, this would result in a default under the indentures governing the Company’s outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. As of June 30, 2020, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

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

In November 2019, the Company issued €500 million aggregate principal amount of senior notes. The senior notes bear interest at a rate of 2.875% per annum and mature on February 15, 2025. The senior notes were issued via a private placement and are guaranteed by certain of the Company’s domestic subsidiaries. The net proceeds, after deducting debt issuance costs, totaled approximately €492 million and were used to redeem the remaining €250 million aggregate principal amount of the Company’s outstanding 6.75% senior notes due 2020 and €212 million aggregate principal amount of the Company’s outstanding 4.875% senior notes due 2021.

In December 2019, subsidiaries of the Company completed consent solicitations to amend and waive certain provisions of the indentures governing certain of their senior notes. On December 11, 2019, those subsidiaries entered into supplemental indentures reflecting the amendments and waivers, which were obtained to facilitate the implementation of the Corporate Modernization.

In May 2020, the Company issued $700 million aggregate principal amount of new senior notes. The new senior notes bear interest at a rate of 6.625% per annum and mature on May 13, 2027. The new senior notes were issued via a private placement and are guaranteed by certain of the Company’s domestic subsidiaries. The net proceeds, after deducting debt issuance costs, totaled approximately $690 million and were used to redeem the remaining approximately $130 million aggregate principal amount of the Company’s outstanding 4.875% senior notes due 2021, approximately $417 million aggregate principal amount of the Company’s outstanding 5.00% senior notes due 2022 and approximately $105 million of other secured borrowings. The Company recorded approximately $38 million of additional interest charges for note repurchase premiums and write-off of unamortized finance fees related to the senior notes redemptions for the three and six months ended June 30, 2020, respectively.

In order to maintain a capital structure containing appropriate amounts of fixed and floating-rate debt, the Company has entered into a series of interest rate swap agreements. These interest rate swap agreements were accounted for as either fair value hedges or cash flow hedges (see Note 6 for more information).

The Company assesses its capital raising and refinancing needs on an ongoing basis and may enter into additional credit facilities and seek to issue equity and/or debt securities in the domestic and international capital markets if market conditions are favorable. Also, depending on market conditions, the Company may elect to repurchase portions of its debt securities in the open market.

Cash Flows

Operating activities: Cash utilized in continuing operating activities was $134 million for the six months ended June 30, 2020, compared to $662 million utilized for the six months ended June 30, 2019. The decrease in cash utilized in continuing operating activities in the first half of 2020 was primarily due to the staying of all asbestos-related payments as a result of Paddock’s Chapter 11 filing in early January 2020 and lower working capital levels than in the same period in 2019, partially offset by lower net earnings. See Note 11 to the Condensed Consolidated Financial Statements for additional information on Paddock.

Working capital was a use of cash of $415 million in the first six months of 2020 compared to a use of cash of $939 million in the same period in 2019. The primary reason for the lower use of working capital in the first half of 2020 compared to the same period in the prior year was due to accounts receivable. As of June 30, 2020 and 2019, the Company reduced its level of accounts receivable factoring compared to the most recent respective year-end periods and this led to a use of working capital in the first half of 2020 and 2019. However, the reduction in accounts receivable factoring compared to the most recent year-end period was approximately $325 million less in the first six months of 2020 than in the same period in 2019 and this contributed to a lower use of working capital in the 2020 period. Also, due to lower sales in the first half of 2020 due to COVID-19, the Company’s accounts receivable balances declined and this resulted in an approximate $220 million lower use of cash in the first half of 2020 than in the same period in 2019. Excluding the impact of accounts receivable factoring, the Company’s days sales outstanding are slightly lower as of June 30, 2020 compared with June 30, 2019, which has contributed to a lower use of working capital.

Investing activities: Cash utilized in investing activities was $233 million for the six months ended June 30, 2020, compared to $410 million utilized for the six months ended June 30, 2019. Capital spending for property, plant and equipment was $189 million during the first six months of 2020 compared to $233 million in the same period in 2019. Cash paid for acquisitions was $0 and $157 million for the first six months ended June 30, 2020 and 2019, respectively. On June 28, 2019, the Company completed its acquisition of Nueva Fábrica Nacional de Vidrio, S. de R.L. de C.V., a four furnace glass plant located near Mexico City, Mexico, from Grupo Modelo, a wholly owned affiliate of Anheuser-Busch InBev SA/NV. Contributions and advances to joint ventures were $0 and $22 million in the first six months of 2020 and 2019, respectively. No significant contributions are planned to the Company’s joint ventures in 2020. Following the Chapter 11 filing in January 2020, the activities of Paddock are now subject to review and oversight by the bankruptcy court. As a result, the Company no longer has exclusive control over Paddock’s activities during the bankruptcy proceedings. Therefore, Paddock was deconsolidated and its assets and liabilities were derecognized from the Company’s financial statements, which resulted in an investing outflow of $47 million in the Company’s first half 2020 condensed consolidated cash flows. See Note 11 to the Condensed Consolidated Financial Statements for more information.

In response to the COVID-19 pandemic, the Company is taking a number of measures to reduce costs and preserve its financial flexibility. The Company estimates that its full year 2020 capital expenditures should be approximately $300 million or lower.

Financing activities:  Cash provided by financing activities was $904 million for the six months ended June 30, 2020, compared to $926 million for the six months ended June 30, 2019. In March 2020, the Company borrowed approximately $600 million on its $1.5 billion revolving credit facility to bolster cash-on-hand as a proactive measure to ensure financial flexibility. As a result of financing activities, the Company paid finance fees of $45 million and $8 million for the six months ended June 30, 2020 and 2019, respectively. Also, the Company received approximately $42 million and $28 million in proceeds related to hedging activity in the first six months of 2020 and 2019, respectively.

The Company paid $8 million and $16 million in dividends in the first half of 2020 and 2019, respectively. Through the first six months ended June 30, 2020 and 2019, the Company had repurchased $0 and approximately $38 million, respectively, of the Company’s stock. In response to the COVID-19 pandemic, the Company has suspended its quarterly dividend and has paused share repurchases at this time. The status of these efforts will be reviewed regularly, but the Company anticipates these measures will continue through 2020.

On July 31, 2020, the Company completed the sale of its Australia and New Zealand (“ANZ”) businesses to Visy Industries Holdings Pty Ltd.  Gross proceeds approximated AUD $947 million (including a related sale-leaseback agreement which approximated AUD $214 million) or approximately USD $677 million. Approximately 95 percent of proceeds were received at time of closing and the remaining balance will be paid within 12 months of closing without conditions precedent. Net proceeds will be principally used to reduce debt.

The Company anticipates that cash flows from its operations and from utilization of credit available under the Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations on a short-term (12 months) and long-term basis. However, as the Company cannot predict the duration or scope of the COVID-19 pandemic and its impact on its customers and suppliers, the negative financial impact to the Company’s results cannot be reasonably estimated, but could be material. The Company is actively managing the business to maintain cash flow and it has significant liquidity. The Company believes that these factors will allow it to meet its anticipated funding requirements. The Company anticipates that cash flows in 2020 will continue to benefit from the operation of the automatic stay in Paddock’s Chapter 11 filing, which stays ongoing litigation and submission of claims and defers payment in connection with asbestos-related liabilities.

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

There have been no other material changes in critical accounting estimates at June 30, 2020 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk at June 30, 2020 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial

Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.

As required by Rule 13a-15(d) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to material affect, the Company’s internal control over financial reporting. Although the Company has modified its workplace practices globally due to the COVID-19 pandemic, resulting in most of its administrative employees working remotely, this has not materially affected its internal control over financial reporting. The Company is continually monitoring and assessing the COVID-19 situation on its internal controls to minimize the impact on their design and operating effectiveness.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

For further information on legal proceedings, see Note 11 to the Condensed Consolidated Financial Statements, “Contingencies,” that is included in Part I of this Quarterly Report and incorporated herein by reference.

Item 1A. Risk Factors.

Other than below, there have been no material changes in risk factors at June 30, 2020 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

COVID-19 has resulted, and may likely continue to result in material adverse effects on the Company's business, financial position, liquidity, results of operations and cash flows.

The COVID-19 pandemic, and the various governmental, industry and consumer actions related thereto, have had, and may likely continue to have, negative impacts on the Company's business. These impacts include, without limitation, significant volatility or decreases in the demand for the Company's products, changes in customer and consumer behavior and preferences, disruptions in or closures of the Company's manufacturing operations or those of its customers and suppliers, disruptions within the Company's supply chain, limitations on the Company's employees' ability to work and travel, potential financial difficulties of customers and suppliers, significant changes in economic or political conditions, and related financial and commodity volatility, including volatility in raw material and other input costs.

In addition, future changes in the Company's cost of capital, expected cash flows, or other factors as a result of the above may cause the Company's long-lived assets, including goodwill, to be impaired, resulting in a non-cash charge against results of operations to write-down long-lived assets including goodwill for the amount of the impairment. For example, if the Company’s assumed weighted average cost of capital were one-half percentage point higher, the testing performed in the second quarter of 2020 would have indicated a goodwill impairment of approximately $70 million related to the Company’s North American reporting unit. Alternatively, if the Company’s perpetuity growth rate, which would impact projected future cash flows, were one-half percentage point lower, the testing performed in the second quarter of 2020 would have indicated a goodwill impairment of approximately $40 million related to the Company’s North American reporting unit.

The COVID-19 pandemic may also have the effect of heightening many of the other risks described in Item 1A, "Risk Factors" of the Company's annual report on Form 10-K for the year ended December 31, 2019 and any subsequently filed Annual Report on Form 10-K, Quarterly Reports on Form 10-Q or other filings with the Securities and Exchange Commission, such as those relating to the Company's ability to service its indebtedness; the restrictions placed on the Company under its existing indebtedness; fluctuations in foreign exchange rates; international operations; changes in consumer demand; the global economic environment; operational disruptions; the availability and cost of raw materials; reliance on key management and personnel; joint ventures; cybersecurity and data privacy; and goodwill; among others.

The degree to which COVID-19 and related actions will ultimately impact the Company's business, financial position, liquidity, results of operations and cash flows will depend on factors that are beyond its control, highly uncertain and cannot be predicted, including, but not limited to the continued spread, duration and severity of the COVID-19 pandemic; the occurrence, spread, duration and severity of any subsequent wave or waves of outbreaks after the initial outbreak has subsided; the actions taken by the U.S. and foreign governments to contain the COVID-19 pandemic, address its impact or respond to the reduction in global and local economic activity; the occurrence, duration and severity of a global, regional or national recession, depression or other sustained adverse market event; the impact of the developments described above on the Company’s customers and suppliers; and how quickly and to what extent normal economic and operating conditions can resume.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not purchase any shares of its common stock for the three months ended June 30, 2020. The Company has $380 million remaining for repurchases pursuant to authorization by its Board of Directors in January 2018 to purchase up to $400 million of the Company's common stock along with an authorization by its Board of Directors in November 2018 to purchase an additional $313 million of the Company’s common stock.

Item 6. Exhibits.

Exhibit 4.1

Indenture, dated as of May 13, 2020, by and among Owens-Brockway Glass Container Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to O-I Glass, Inc.’s Form 8-K dated May 13, 2020, File No. 1-9576, and incorporated herein by reference).

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

Exhibit 101

Financial statements from the Quarterly Report on Form 10-Q of O-I Glass, Inc. for the quarter ended June 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

O-I GLASS, INC.

Date	August 5, 2020	By	/s/ John A. Haudrich
John A. Haudrich
Senior Vice President and Chief Financial Officer