Form 10-Q
period 2020-09-30
O-I Glass, Inc. /DE/
filed 2020-10-28
CIK 812074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒ The number of shares of common stock, par value $.01, of O-I Glass, Inc. outstanding as of September 30, 2020 was 157,165,691.

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

O-I GLASS, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net sales	$1,616	$1,670	$4,595	$5,063
Cost of goods sold	(1,339)	(1,371)	(3,887)	(4,131)

Gross profit	277	299	708	932

Selling and administrative expense	(95)	(108)	(308)	(339)
Research, development and engineering expense	(16)	(16)	(45)	(50)
Interest expense, net	(61)	(83)	(212)	(215)
Equity earnings	21	17	49	55
Other income (expense), net (incl. goodwill impairment-2019)	250	(645)	147	(709)

Earnings (loss) from continuing operations before income taxes	376	(536)	339	(326)
Provision for income taxes	(41)	(31)	(50)	(86)

Earnings (loss) from continuing operations	335	(567)	289	(412)
Loss from discontinued operations				(1)

Net earnings (loss)	335	(567)	289	(413)
Net earnings attributable to non-controlling interests	(7)	(8)	(11)	(17)
Net earnings (loss) attributable to the Company	$328	$(575)	$278	$(430)

Amounts attributable to the Company:
Earnings (loss) from continuing operations	$328	$(575)	$278	$(429)
Loss from discontinued operations				(1)
Net earnings (loss)	$328	$(575)	$278	$(430)

Basic earnings per share:
Net earnings (loss) from continuing operations attributable to the Company	$2.09	$(3.69)	$1.77	$(2.77)
Loss from discontinued operations				(0.01)
Net earnings (loss)	$2.09	$(3.69)	$1.77	$(2.78)

Weighted average shares outstanding (thousands)	157,073	155,536	156,650	155,083

Diluted earnings per share:
Net earnings (loss) from continuing operations attributable to the Company	$2.06	$(3.69)	$1.76	$(2.77)
Loss from discontinued operations				(0.01)
Net earnings (loss)	$2.06	$(3.69)	$1.76	$(2.78)

Weighted average diluted shares outstanding (thousands)	159,299	155,536	158,438	155,083

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net earnings (loss)	$335	$(567)	$289	$(413)
Other comprehensive income (loss):
Foreign currency translation adjustments	(148)	(118)	(666)	(67)
Pension and other postretirement benefit adjustments, net of tax	42	27	92	49
Change in fair value of derivative instruments, net of tax	(11)	5	(18)	1
Other comprehensive income (loss)	(117)	(86)	(592)	(17)
Total comprehensive income (loss)	218	(653)	(303)	(430)
Comprehensive (income) loss attributable to non-controlling interests	(7)	14	(1)	13
Comprehensive income (loss) attributable to the Company	$211	$(639)	$(304)	$(417)

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	September 30,	December 31,	September 30,
	2020	2019	2019
Assets
Current assets:
Cash and cash equivalents	$606	$551	$273
Trade receivables, net of allowance of $33 million, $32 million, and $31 million at September 30, 2020, December 31, 2019 and September 30, 2019	724	621	968
Inventories	782	1,045	1,015
Prepaid expenses and other current assets	272	271	278
Total current assets	2,384	2,488	2,534

Property, plant and equipment, net	2,675	3,273	3,104
Goodwill	1,847	1,934	1,893
Intangibles, net	311	371	404
Other assets	1,407	1,544	1,613
Total assets	$8,624	$9,610	$9,548

Liabilities and Share owners’ equity
Current liabilities:
Accounts payable	$910	$1,276	$1,064
Short-term loans and long-term debt due within one year	212	124	376
Current portion of asbestos-related liabilities			125
Other liabilities	575	595	630
Total current liabilities	1,697	1,995	2,195

Long-term debt	5,163	5,435	5,512
Asbestos-related liabilities		486	342
Paddock support agreement liability	471
Other long-term liabilities	1,028	1,130	1,063
Share owners' equity	265	564	436
Total liabilities and share owners’ equity	$8,624	$9,610	$9,548

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net earnings (loss)	$289	$(413)
Loss from discontinued operations		1
Non-cash charges
Depreciation and amortization	363	380
Pension expense	30	24
Restructuring, asset impairment and related charges	72	56
Pension settlement charges	8	13
Goodwill impairment charge		595
Gain on sale of ANZ business	(280)
Cash payments
Pension contributions	(32)	(29)
Asbestos-related payments		(135)
Cash paid for restructuring activities	(32)	(41)
Change in components of working capital	(402)	(661)
Other, net (a)	112	(36)
Cash provided by (utilized in) continuing operating activities	128	(246)
Cash utilized in discontinued operating activities		(1)
Total cash provided by (utilized in) operating activities	128	(247)
Cash flows from investing activities:
Cash payments for property, plant and equipment	(246)	(333)
Acquisitions, net of cash acquired		(157)
Contributions and advances to joint ventures		(22)
Cash proceeds on disposal of assets	2	2
Cash proceeds on sale of ANZ businesses, net of transaction costs	441
Deconsolidation of Paddock	(47)
Other	1	5
Cash provided by (utilized in) investing activities	151	(505)
Cash flows from financing activities:
Changes in borrowings, net	(300)	593
Payment of finance fees	(50)	(31)
Treasury shares repurchased		(38)
Dividends paid	(8)	(24)
Net cash proceeds (payments) for hedging activity	(8)	28
Sale leaseback proceeds in conjunction with ANZ sale	155
Distributions to noncontrolling interests	(5)	(7)
Other, net	(3)	(3)
Cash provided by (utilized in) financing activities	(219)	518
Effect of exchange rate fluctuations on cash	(5)	(5)
Increase (Decrease) in cash	55	(239)
Cash at beginning of period	551	512
Cash at end of period	$606	$273
(a)	Other, net includes other non-cash charges plus other changes in non-current assets and liabilities.

See accompanying notes.

O-I GLASS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tabular data dollars in millions, except per share amounts

1. Segment Information

Historically, the Company had three reportable segments and three operating segments based on its geographic locations: the Americas, Europe and Asia Pacific. These three segments are aligned with the Company’s internal approach to managing, reporting, and evaluating performance of its global glass operations. On July 31, 2020, the Company completed the sale of its Australia and New Zealand (“ANZ”) businesses, which comprised the majority of its businesses in the Asia Pacific region (approximately 85% of net sales in that region for the full year 2019), to Visy Industries Holdings Pty Ltd. (“Visy”).  After the sale of the ANZ businesses, the remaining businesses in the Asia Pacific region do not meet the criteria of an individually reportable segment. For the three and nine month periods ended September 30, 2020, the results for the Asia Pacific reportable segment reflect only one month and seven months, respectively, of the results of the ANZ businesses. For the three and nine months ended September 30, 2019, the results of the Asia Pacific segment have been recast to reflect only the results of its ANZ businesses. For all historical periods discussed in this report, the sales and operating results of the other businesses that historically comprised the Asia Pacific segment, and that have been retained by the Company, have been reclassified to Other sales and Retained corporate costs and other, respectively. For asset reporting purposes, only the assets related to the ANZ businesses have been reported in the Asia Pacific segment, while the other businesses that historically comprised this segment have been reclassified to the Other assets line for all periods presented.

Certain assets and activities not directly related to one of the regions or to glass manufacturing are reported with Retained corporate costs and other. These include licensing, equipment manufacturing, global engineering, certain equity investments and the remaining businesses in the Asia Pacific region that do not meet the criteria of an individually reportable segment after the sale of the ANZ businesses. Retained corporate costs and other also includes certain headquarters administrative and facilities costs and certain incentive compensation and other benefit plan costs that are global in nature and are not allocable to the reportable segments.

The Company’s measure of profit for its reportable segments is segment operating profit, which consists of consolidated earnings (loss) from continuing operations before interest income, interest expense, and benefit (provision) for income taxes and excludes amounts related to certain items that management considers not representative of ongoing operations, as well as certain retained corporate costs. The Company’s management uses segment operating profit, in combination with net sales and selected cash flow information, to evaluate performance and to allocate resources. Segment operating profit for reportable segments includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided. Segment operating profit is not a recognized term under U.S. GAAP and, therefore, does not purport to be an alternative to earnings (loss) before income taxes. Further, the Company's measure of segment operating profit may not be comparable to similarly titled measures of other companies.

Financial information for the three and nine months ended September 30, 2020 and 2019 regarding the Company’s reportable segments is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net sales:
Americas	$887	$918	$2,442	$2,733
Europe	644	588	1,775	1,834
Asia Pacific	52	128	281	382
Reportable segment totals	1,583	1,634	4,498	4,949
Other	33	36	97	114
Net sales	$1,616	$1,670	$4,595	$5,063

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Segment operating profit:
Americas	$113	$123	$268	$380
Europe	88	79	191	248
Asia Pacific	3	4	19	25
Reportable segment totals	204	206	478	653
Items excluded from segment operating profit:
Retained corporate costs and other	(35)	(21)	(98)	(83)
Gain on sale of ANZ businesses	280		280
Charge for goodwill impairment		(595)		(595)
Restructuring, asset impairment and other charges	(9)	(32)	(80)	(73)
Charge for deconsolidation of Paddock			(14)
Pension settlement charges		(11)	(8)	(13)
Strategic transaction costs	(3)		(7)
Interest expense, net	(61)	(83)	(212)	(215)
Earnings (loss) from continuing operations before income taxes	$376	$(536)	$339	$(326)

Financial information regarding the Company’s total assets is as follows:

	September 30,	December 31,	September 30,
	2020	2019	2019
Total assets:
Americas	$4,663	$5,264	$5,241
Europe	3,307	3,127	3,053
Asia Pacific		694	695

Reportable segment totals	7,970	9,085	8,989
Other	654	525	559
Consolidated totals	$8,624	$9,610	$9,548

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

For the three- and nine-month periods ended September 30, 2020 and September 30, 2019, the Company had no material bad debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Condensed Consolidated Balance Sheet.

Consistent with the disclosures in Note 1 related to the ANZ sale, Asia Pacific revenue for the three and nine months ended September 30, 2020 reflects only one month and seven months, respectively, of revenue from the ANZ businesses. For the three and nine months ended September 30, 2019, revenue of the Asia Pacific segment has been recast to reflect only the revenue of the ANZ businesses. The other businesses that comprised the Asia Pacific segment and that have been retained by the Company have been reclassified to the Other sales line.

The following tables for the three months ended September 30, 2020 and 2019 disaggregate the Company’s revenue by customer end use:

	Three months ended September 30, 2020
	Americas	Europe	Asia Pacific	Total

Alcoholic beverages (beer, wine, spirits)	$537	$452	$40	$1,029
Food and other	222	138	6	366
Non-alcoholic beverages	128	54	6	188
Reportable segment totals	$887	$644	$52	$1,583
Other				33
Net sales				$1,616

	Three months ended September 30, 2019
	Americas	Europe	Asia Pacific	Total

Alcoholic beverages (beer, wine, spirits)	$591	$409	$99	$1,099
Food and other	192	119	16	327
Non-alcoholic beverages	135	60	13	208
Reportable segment totals	$918	$588	$128	$1,634
Other				36
Net sales				$1,670

The following tables for the nine months ended September 30, 2020 and 2019 disaggregate the Company’s revenue by customer end use:

	Nine months ended September 30, 2020
	Americas	Europe	Asia Pacific	Total

Alcoholic beverages (beer, wine, spirits)	$1,471	$1,258	$217	$2,946
Food and other	609	360	38	1,007
Non-alcoholic beverages	362	157	26	545
Reportable segment totals	$2,442	$1,775	$281	$4,498
Other				97
Net sales				$4,595

	Nine months ended September 30, 2019
	Americas	Europe	Asia Pacific	Total

Alcoholic beverages (beer, wine, spirits)	$1,744	$1,315	$295	$3,354
Food and other	564	331	51	946
Non-alcoholic beverages	425	188	36	649
Reportable segment totals	$2,733	$1,834	$382	$4,949
Other				114
Net sales				$5,063

3. Credit Losses

The Company is exposed to credit losses primarily through its sales of glass containers to customers. The Company’s trade receivables from customers are due within one year or less. The Company assesses each customer’s ability to pay for the glass containers it sells to them by conducting a credit review. The credit review considers the expected billing exposure and timing for payment and the customer’s established credit rating or the Company’s assessment of the customer’s creditworthiness, based on an analysis of their financial statements when a credit rating is not available. The Company also considers contract terms and conditions, country and political risk, and business strategy in its evaluation. A credit limit is established for each customer based on the outcome of this review. The Company may require collateralized asset support or a prepayment to mitigate credit risk. The Company monitors its ongoing credit exposure through the active review of customer balances against contract terms and due dates, including timely account reconciliation, dispute resolution and payment confirmation. The Company may employ collection agencies and legal counsel to pursue the recovery of defaulted receivables.

At September 30, 2020, the Company reported $724 million of accounts receivable, net of allowances of $33 million. Changes in the allowance were not material for the three or nine months ended September 30, 2020.

4. Inventories

Major classes of inventory at September 30, 2020, December 31, 2019 and September 30, 2019 are as follows:

	September 30,	December 31,	September 30,
	2020	2019	2019
Finished goods	$625	$872	$836
Raw materials	121	128	134
Operating supplies	36	45	45
	$782	$1,045	$1,015

5. Goodwill

The Company had Goodwill of approximately $1.8 billion at September 30, 2020, which includes approximately $0.9 billion related to the Company’s Europe reporting unit (in the Europe segment), approximately $0.5 billion related to the Company’s Latin America reporting unit (in the Americas segment) and approximately $0.4 billion related to the Company’s North America reporting unit (in the Americas segment). The COVID-19 pandemic had a significant adverse impact on the Company’s business during the second quarter of 2020, resulting in a significant decline in revenue and earnings, along with a decline in the Company’s stock price and associated market capitalization. The Company determined that the impact of COVID-19 was a triggering event that required the Company to perform a quantitative interim goodwill impairment test in the second quarter of 2020.

When performing its test for goodwill impairment, the Company compares the business enterprise value (“BEV”) of each reporting unit to its carrying value. The outcome of the BEV calculations in the second quarter of 2020 indicated that the BEV of each of the Company’s reporting units exceeded its carrying amount; therefore, no impairment existed. With markets reopening and the Company’s business activity improving, along with an increase in the Company’s stock price and associated market capitalization, the Company determined that there was no triggering event that would require it to perform a quantitative interim goodwill impairment test in the third quarter of 2020. The Company’s annual testing date for impairment is October 1.

There can be no assurance that anticipated financial results will be achieved and the goodwill balances remain susceptible to future impairment charges. The goodwill related to the North America reporting unit was determined to have the greatest risk of future impairment charges given the narrow difference (approximately 2%) between the BEV and carrying value of this reporting unit as of the second quarter of 2020. The BEVs of the Company’s Europe and Latin America reporting units more substantially exceeded their carrying values. If the Company’s projected future cash flows were lower, or if the assumed weighted average cost of capital were higher, the testing performed in the second quarter of 2020 may have indicated an impairment of the goodwill related to one or more of the Company’s reporting units. Any impairment charges that the Company may take in the future could be material to its consolidated results of operations and financial condition.

During the third quarter of 2019, the Company determined that indicators of impairment had occurred which required the Company to perform a quantitative interim goodwill impairment test. The triggering events were management’s update to its long-range plan, which indicated lower projected future cash flows for its North American reporting unit (in the Americas segment) and a significant reduction in the Company’s share price. During 2019, the Company’s business in North America experienced declining shipments to its alcoholic beverage customers, primarily in the beer category. As a result of the goodwill impairment test, the Company recorded a non-cash impairment charge of $595 million in the third quarter of 2019, which was equal to the excess of the North American reporting unit's carrying value over its fair value. Goodwill related to the Company’s other reporting units was determined to not be impaired as a result of the interim impairment analysis in the third quarter of 2019.

Goodwill for the Asia Pacific segment is $0 and net of accumulated impairment losses of $1,135 million as of December 31, 2019, and September 30, 2019. Goodwill for the Americas segment is net of accumulated impairment losses of $595 million as of September 30, 2020, December 31, 2019, and September 30, 2019.

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

An unrecognized gain of less than $1 million at September 30, 2020, an unrecognized gain of $1 million at December 31, 2019 and an unrecognized gain of $1 million at September 30, 2019 related to the commodity forward contracts were included in Accumulated other comprehensive income (“Accumulated OCI”), and will be reclassified into earnings in the period when the commodity forward contracts expire.

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

An unrecognized gain of $9 million at September 30, 2020, an unrecognized loss of less than $1 million at December 31, 2019 and an unrecognized loss of $19 million at September 30, 2019, related to these cross-currency swaps, were included in Accumulated OCI, and will be reclassified into earnings within the next 12 months.

During the second and third quarters of 2020, the Company terminated a portion of its cross-currency swaps, which resulted in a net $3 million cash outflow recognized in the Cash flows from financing activities section of the Consolidated Cash Flows.

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

An unrecognized loss of less than $1 million at September 30, 2020, an unrecognized loss of $1 million at December 31, 2019 and an unrecognized loss of $2 million at September 30, 2019 related to these interest rate swaps, were included in Accumulated OCI, and will be reclassified into earnings within the next 12 months.

Net Investment Hedges

The Company is exposed to fluctuations in foreign exchange rates on investments it holds in non-U.S. subsidiaries and uses cross-currency swaps to partially hedge this exposure.

During the third quarter of 2020, the Company terminated a portion of its cross-currency swaps designated as net investment hedges, which resulted in a $5 million cash outflow recognized in the Cash flows from financing activities section of the Consolidated Cash Flows.

Balance Sheet Classification

The following table shows the amount and classification (as noted above) of the Company’s derivatives at September 30, 2020, December 31, 2019 and September 30, 2019:

	Fair Value of			Fair Value of
	Hedge Assets			Hedge Liabilities
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
	2020	2019	2019	2020	2019	2019
Derivatives designated as hedging instruments:
Commodity forward contracts (a)	$—	$1	$1	$—	$—	$—
Interest rate swaps - fair value hedges (b)	16	8	17		2
Cash flow hedges of foreign exchange risk (c)	9	25	36	67	21
Interest rate swaps - cash flow hedges (d)					1	1
Net investment hedges (e)	2	2	7	27
Total derivatives accounted for as hedges	$27	$36	$61	$94	$24	$1
Derivatives not designated as hedges:
Foreign exchange derivative contracts (f)	3	2	2	6		3
Total derivatives	$30	$38	$63	$100	$24	$4

Current	$16	$8	$34	$13	$—	$3
Noncurrent	14	30	29	87	24	1
Total derivatives	$30	$38	$63	$100	$24	$4

(a) The notional amounts of the commodity forward contracts, related to customer requests to lock the price of natural gas, were approximately 1.5 million BTUs, 2.1 million BTUs and 2.1 million BTUs at September 30, 2020, December 31, 2019 and September 30, 2019, respectively. The maximum maturity dates were in 2020 for all three periods.

(b) The notional amounts of the interest rate swaps designated as fair value hedges were €725 million at September 30, 2020, December 31, 2019 and September 30, 2019. The maximum maturity dates were in 2025 for September 30, 2020 and December 31, 2019 and in 2024 for September 30, 2019.

(c) The notional amounts of the cash flow hedges of foreign exchange risk were $1.1 billion at September 30, 2020 and December 31, 2019 and $1.2 billion at September 30, 2019. The maximum maturity dates were in 2023 for all three periods.

(d) The notional amounts of the interest rate swaps designated as cash flow hedges were $0 at September 30, 2020, $105 million at December 31, 2019 and $180 million at September 30, 2019. Maximum maturity dates were in 2020 for September 30, 2020 and December 31, 2019 and in 2021 for September 30, 2019.

(e) The notional amounts of the net investment hedges were €311 million at September 30, 2020 and €160 million at December 31, 2019 and September 30, 2019. The maximum maturity dates were in 2020 for all three periods.

(f) The notional amounts of the foreign exchange derivative contracts were $247 million, $283 million and $169 million at September 30, 2020, December 31, 2019 and September 30, 2019, respectively. The maximum maturity dates were in 2021 for September 30, 2020 and in 2019 for December 31, 2019 and September 30, 2019.

	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
	Three months ended September 30,		Three months ended September 30,
Derivatives designated as hedging instruments:	2020	2019	2020	2019
Cash Flow Hedges
Commodity forward contracts (a)	$1	$(1)	$1	$—
Cash flow hedges of foreign exchange risk (b)	(61)	(52)	(80)	(54)
Cash flow hedges of interest rate risk (c)
Net Investment Hedges
Net Investment Hedges (c)	(26)	8	1	2
	$(86)	$(45)	$(78)	$(52)

	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
	Nine months ended September 30,		Nine months ended September 30,
Derivatives designated as hedging instruments:	2020	2019	2020	2019
Cash Flow Hedges
Commodity forward contracts (a)	$(1)	$—	$1	$(1)
Cash flow hedges of foreign exchange risk (b)	(51)	(50)	(71)	(42)
Cash flow hedges of interest rate risk (c)		(1)	(1)
Net Investment Hedges
Net Investment Hedges (c)	(29)	13	4	5
	$(81)	$(38)	$(67)	$(38)

	Amount of Gain (Loss) Recognized in Other income (expense), net		Amount of Gain (Loss) Recognized in Other income (expense), net
	Three months ended September 30,		Nine months ended September 30,
Derivatives not designated as hedges:	2020	2019	2020	2019
Foreign exchange derivative contracts	$3	$1	$13	$8

(1) Gains and losses reclassified from accumulated OCI and recognized in income are recorded to (a) cost of goods sold, (b) other expense, net or (c) interest expense, net.

7. Restructuring Accruals

Selected information related to the restructuring accruals for the three months ended September 30, 2020 and 2019 is as follows:

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at July 1, 2020	$30	$—	$17	$47
Charges	2	3		5
Write-down of assets to net realizable value		(3)		(3)
Net cash paid, principally severance and related benefits	(10)			(10)
Other, including foreign exchange translation			(4)	(4)
Balance at September 30, 2020	$22	$—	$13	$35

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at July 1, 2019	$50	$—	$20	$70
Charges	5	17	2	24
Write-down of assets to net realizable value		(17)		(17)
Net cash paid, principally severance and related benefits	(6)		(6)	(12)
Other, including foreign exchange translation			(1)	(1)
Balance at September 30, 2019	$49	$—	$15	$64

Selected information related to the restructuring accruals for the nine months ended September 30, 2020 and 2019 is as follows:

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at January 1, 2020	$32	$—	$13	$45
Charges	23	43	6	72
Write-down of assets to net realizable value		(43)		(43)
Net cash paid, principally severance and related benefits	(31)		(1)	(32)
Other, including foreign exchange translation	(2)		(5)	(7)
Balance at September 30, 2020	$22	$—	$13	$35

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at January 1, 2019	$47	$—	$22	$69
Charges	32	17	7	56
Write-down of assets to net realizable value		(17)		(17)
Net cash paid, principally severance and related benefits	(30)		(11)	(41)
Other, including foreign exchange translation			(3)	(3)
Balance at September 30, 2019	$49	$—	$15	$64

When a decision is made to take restructuring actions, the Company manages and accounts for them programmatically apart from the on-going operations of the business. Information related to major programs is presented separately, while minor initiatives are presented on a combined basis. As of September 30, 2020 and 2019, no major restructuring programs were in effect.

For the three and nine months ended September 30, 2020, the Company implemented several discrete restructuring initiatives and recorded restructuring, asset impairment and other charges of $5 million and $72 million, respectively.  These charges consisted of employee costs, such as severance and benefit-related costs, write-down of assets and other exit costs, primarily related to a plant closure in the Americas and to a reduction-in-force program as part of its selling, general and administrative expense reduction initiative to help simplify the organization and improve decision making and execution.  These restructuring charges were discrete actions and are expected to approximate the total cumulative costs for those actions as no significant additional costs are expected to be incurred. For the three and nine months ended September 30, 2020, these charges were recorded to Other expense, net on the Condensed Consolidated Results of Operations. The Company expects that the majority of the remaining cash expenditures related to the accrued employee and other exit costs will be paid out over the next several years.

For the three and nine months ended September 30, 2019, the Company implemented several discrete restructuring initiatives and recorded restructuring and other charges of $24 million and $56 million, respectively.  These charges consisted of employee costs such as severance and benefit-related costs and other exit costs primarily related to a severance program for certain salaried employees at the Company’s corporate and Americas headquarters and a furnace closure in the Americas.  For the three months ended September 30, 2019, these charges were recorded to Other expense, net on the Condensed Consolidated Results of Operations. For the nine months ended September 30, 2019, these charges were recorded to Selling and administrative expense ($2 million) and Other expense, net ($54 million) on the Condensed Consolidated Results of Operations.

The Company’s decisions to curtail selected production capacity have resulted in write-downs of certain long-lived assets to the extent their carrying value exceeded fair value or fair value less cost to sell. The Company classified the assumptions used to determine the fair value of the impaired assets in the period that the measurement was taken as Level 3 (third-party appraisal) in the fair value hierarchy as set forth in the general accounting principles for fair value measurements. For the asset impairments recorded through September 30, 2020, the remaining carrying value of the impaired assets was approximately $1 million.

8. Pension Benefit Plans

The components of the net periodic pension cost for the three months ended September 30, 2020 and 2019 are as follows:

	U.S.		Non-U.S.
	2020	2019	2020	2019
Service cost	$3	$3	$3	$3
Interest cost	12	15	6	7
Expected asset return	(19)	(22)	(12)	(11)
Amortization of actuarial loss	14	10	3	3
Net periodic pension cost	$10	$6	$—	$2

The components of the net periodic pension cost for the nine months ended September 30, 2020 and 2019 are as follows:

	U.S.		Non-U.S.
	2020	2019	2020	2019
Service cost	$9	$9	$10	$9
Interest cost	37	45	19	22
Expected asset return	(60)	(65)	(36)	(33)
Amortization of actuarial loss	42	30	9	7
Net periodic pension cost	$28	$19	$2	$5

In addition to the above, the Company settled a portion of its pension obligations in Canada and recorded pension settlement charges of $8 million for the nine months ended September 30, 2020.

During the third quarter of 2020, the Company remeasured a portion of its post-retirement benefit obligation in the U.S. due to plan changes, which resulted in a reduction in post-retirement benefit obligation of approximately $32 million.

9. Income Taxes

The Company calculates its interim tax provision using the estimated annual effective tax rate (“EAETR”) methodology in accordance with ASC 740-270. The EAETR is applied to the year-to-date ordinary income, exclusive of discrete items. The tax effects of discrete items are then included to arrive at the total reported interim tax provision. The determination of the EAETR is based upon a number of estimates, including the estimated annual pretax ordinary income or loss in each tax jurisdiction in which the Company operates. The tax effects of discrete items are recognized in the tax provision in the quarter they occur, in accordance with GAAP. Depending on various factors, such as the item’s significance in relation to total income and the rate of tax applicable in the jurisdiction to which it relates, discrete items in any quarter can materially impact the reported effective tax rate. The Company’s annual effective tax rate may be affected by the mix of earnings in the U.S. and foreign jurisdictions, and such factors as changes in tax laws, tax rates or regulations, changes in business, changing interpretation of existing tax laws or regulations, the finalization of tax audits and reviews, as well as other factors. As such, there can be significant volatility in interim tax provisions. The annual effective tax rate differs from the statutory U.S. Federal tax rate of 21% primarily because of varying non-U.S. tax rates.

The Company is currently under examination in various tax jurisdictions in which it operates, including Bolivia, Brazil, Canada, Colombia, France, Germany, Hungary, Indonesia, Mexico and Peru. The years under examination range from 2004 through 2018. The Company has received tax assessments in excess of established reserves. The Company is contesting these tax assessments, and will continue to do so, including pursuing all available remedies, such as appeals and litigation, if necessary. The Company believes that adequate provisions for all income tax uncertainties have been made. However, if tax assessments are settled against the Company at amounts in excess of established reserves, it could have a material impact on the Company’s results of operations, financial position or cash flows.

On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act into law. The CARES Act is an emergency economic stimulus package in response to the COVID-19 pandemic that provides numerous tax provisions and other stimulus measures. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Some international jurisdictions in which the Company operates have also enacted legislation to provide economic stimulus in response to the COVID-19 pandemic. The Company anticipates it will benefit from the ability to defer U.S. social security payroll tax that would otherwise be required in 2020, the acceleration of alternative minimum tax credit refunds, and potentially other provisions within the CARES Act. In addition, the Company may benefit from the deferral of certain non-U.S. tax payments to a future period. The Company expects the CARES Act and international legislation will not have a material impact on the Company’s consolidated financial statements. The Company will continue to monitor and assess the impact the CARES Act, and similar legislation in other countries, may have on the consolidated financial results.

10. Debt

The following table summarizes the long-term debt of the Company:

	September 30,	December 31,	September 30,
	2020	2019	2019
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$195	$—	$265
Term Loans:
Term Loan A	1,157	1,477	1,496
Other secured debt	109	333	454
Senior Notes:
6.75%, due 2020 (€500 million)			273
4.875%, due 2021 (€0 million at September 30, 2020, €118 million December 31, 2019 and €330 million at September 30, 2019)		132	360
5.00%, due 2022		497	498
4.00%, due 2023	307	307	307
5.875%, due 2023	691	689	690
3.125%, due 2024 (€725 million)	873	824	818
6.375%, due 2025	296	295	296
5.375%, due 2025	298	297	298
2.875%, due 2025 (€500 million)	579	552
6.625%, due 2027	691
Finance leases	94	70	43
Other	6	11	16
Total long-term debt	5,296	5,484	5,814
Less amounts due within one year	133	49	302
Long-term debt	$5,163	$5,435	$5,512

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

The Agreement provides for up to $3.0 billion of borrowings pursuant to term loans and revolving credit facilities. The term loans mature, and the revolving credit facilities terminate in June 2024. At September 30, 2020, the Agreement includes a $300 million revolving credit facility, a $1.2 billion multicurrency revolving credit facility, and a $1.5 billion term loan A facility ($1,157 million net of debt issuance costs). At September 30, 2020, the Company had unused credit of $1,295 million available under the Agreement. The weighted average interest rate on borrowings outstanding under the Agreement at September 30, 2020 was 1.63%.

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

Failure to comply with these covenants and other customary restrictions could result in an event of default under the Agreement. In such an event, the Company could not request borrowings under the revolving facilities, and all amounts outstanding under the Agreement, together with accrued interest, could then be declared immediately due and payable. Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Agreement. If an event of default occurs under the Agreement and the lenders cause all of the outstanding debt obligations under the Agreement to become due and payable, this would result in a default under the indentures governing the Company’s outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. As of September 30, 2020, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

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

In May 2020, the Company issued $700 million aggregate principal amount of new senior notes. The new senior notes bear interest at a rate of 6.625% per annum and mature on May 13, 2027. The new senior notes were issued via a private placement and are guaranteed by certain of the Company’s domestic subsidiaries. The net proceeds, after deducting debt issuance costs, totaled approximately $690 million and were used to redeem the remaining $130 million aggregate principal amount of the Company’s outstanding 4.875% senior notes due 2021, approximately $419 million aggregate principal amount of the Company’s outstanding 5.00% senior notes due 2022 and approximately $105 million of other secured borrowings. The Company recorded approximately $38 million of additional interest charges for note repurchase premiums and write-off of unamortized finance fees related to these redemptions.

In August 2020, the Company redeemed the remaining $81 million aggregate principal amount of the Company’s outstanding 5.00% senior notes due 2022. The Company recorded approximately $6 million of additional interest charges for note repurchase premiums and write-off of unamortized finance fees related to this redemption.

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

The carrying amounts reported for certain long-term debt obligations subject to frequently redetermined interest rates approximate fair value. Fair values for the Company’s significant fixed rate debt obligations are based on published market quotations, and are classified as Level 1 in the fair value hierarchy. Fair values at September 30, 2020 of the Company’s significant fixed rate debt obligations are as follows:

	Principal	Indicated Market
	Amount	Price Per $	Fair Value
Senior Notes:
4.00%, due 2023	$310	$101.71	$315
5.875%, due 2023	700	105.64	739
3.125%, due 2024 (€725 million)	851	101.22	861
6.375%, due 2025	300	109.17	328
5.375%, due 2025	300	106.35	319
2.875%, due 2025 (€500 million)	587	99.19	582
6.625%, due 2027	700	108.48	759

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

On December 26 and 27, 2019, the Company implemented the Corporate Modernization (“Corporate Modernization”), whereby O-I Glass became the new parent entity with Owens-Illinois Group, Inc. (“O-I Group”) and

Paddock Enterprises, LLC (“Paddock”) as direct, wholly owned subsidiaries, with Paddock as the successor-by-merger to O-I. The Company’s legacy asbestos-related liabilities remained within Paddock, with the Company’s glass-making operations remaining under O-I Group.

On January 6, 2020 (the “Petition Date”), Paddock voluntarily filed for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware to equitably and finally resolve all of its current and future asbestos-related claims. O-I Glass and O-I Group were not included in the Chapter 11 filing. As a result of the initiation of the Chapter 11 proceeding, Paddock continues to operate in the ordinary course and with court protection from asbestos claims by operation of the automatic stay in Paddock’s Chapter 11 filing, which stays ongoing litigation and submission of claims against Paddock as of the Petition Date and defers the payment of Paddock’s outstanding obligations on account of settled or otherwise determined lawsuits and claims. The bankruptcy process is expected to provide a centralized forum to resolve presently pending and anticipated future lawsuits and claims associated with asbestos. Paddock’s ultimate goal in its Chapter 11 case is to confirm a plan of reorganization under Section 524(g) of the Bankruptcy Code and utilize this specialized provision to establish a trust that will address all current and future asbestos-related claims. Because the Chapter 11 proceedings are in the early stages, it is not possible to predict the form of the ultimate resolution or when an ultimate resolution might occur.

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

Following the Chapter 11 filing, the activities of Paddock are now subject to review and oversight by the bankruptcy court. As a result, the Company no longer has exclusive control over Paddock’s activities during the Chapter 11 proceedings. Therefore, Paddock was deconsolidated as of the Petition Date, and its assets and liabilities, which primarily included $47 million of cash, the legacy asbestos-related liabilities, as well as certain other assets and liabilities as of the Petition Date, were derecognized from the Company’s consolidated financial statements on a prospective basis. Simultaneously, the Company recognized a liability related to the support agreement, as described above, of $471 million as required under applicable accounting standards, which may be subject to change based on the facts and circumstances of the Chapter 11 proceedings. Taken together, these transactions resulted in a loss of approximately $14 million, which was reflected as a charge in the Company’s first quarter 2020 operating results. Additionally, the deconsolidation resulted in an investing outflow of $47 million in the Company’s first quarter 2020 consolidated cash flows.

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

12. Share Owners’ Equity

The activity in share owners’ equity for the three months ended September 30, 2020 and 2019 is as follows:

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings (Loss)	Loss	Interests	Equity
Balance on July 1, 2020	$2	$3,128	$(724)	$(147)	$(2,308)	$91	$42
Reissuance of common stock (0.2 million shares)		(3)	5				2
Stock compensation (0.1 million shares)		3					3
Net earnings (loss)				328		7	335
Other comprehensive income (loss)					(117)		(117)
Balance on September 30, 2020	$2	$3,128	$(719)	$181	$(2,425)	$98	$265

	Share Owners’ Equity of the Company
					Accumulated
		Capital in		Retained	Other	Non-	Total Share
	Common	Excess of	Treasury	Earnings	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	(Loss)	Loss	Interests	Equity
Balance on July 1, 2019	$2	$3,136	$(742)	$470	$(1,891)	$115	$1,090
Reissuance of common stock (0.01 million shares)		(1)	3				2
Stock compensation (0.01 million shares)		4					4
Net earnings (loss)				(575)		8	(567)
Other comprehensive income (loss)					(64)	(22)	(86)
Dividends declared				(7)			(7)
Balance on September 30, 2019	$2	$3,139	$(739)	$(112)	$(1,955)	$101	$436

The activity in share owners’ equity for the nine months ended September 30, 2020 and 2019 is as follows:

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings (Loss)	Loss	Interests	Equity
Balance on January 1, 2020	$2	$3,130	$(733)	$(89)	$(1,843)	$97	$564
Reissuance of common stock (0.7 million shares)		(10)	17				7
Stock compensation (0.9 million shares)		8					8
Net earnings (loss)				278		11	289
Other comprehensive loss					(582)	(10)	(592)
Dividends declared				(8)			(8)
Other			(3)				(3)
Balance on September 30, 2020	$2	$3,128	$(719)	$181	$(2,425)	$98	$265

	Share Owners’ Equity of the Company
					Accumulated
		Capital in		Retained	Other	Non-	Total Share
	Common	Excess of	Treasury	Earnings	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	(Loss)	Loss	Interests	Equity
Balance on January 1, 2019	$2	$3,124	$(705)	$333	$(1,968)	$114	$900
Issuance of common stock (0.1 million shares)		2					2
Reissuance of common stock (0.2 million shares)		(2)	9				7
Treasury shares purchased (2.1 million shares)			(38)				(38)
Stock compensation (1.7 million shares)		15					15
Net earnings				(430)		17	(413)
Other comprehensive income (loss)					13	(30)	(17)
Dividends declared				(15)			(15)
Other			(5)				(5)
Balance on September 30, 2019	$2	$3,139	$(739)	$(112)	$(1,955)	$101	$436

The Company has 250,000,000 shares of common stock authorized with a par value of $.01 per share. Shares outstanding are as follows:

	Shares Outstanding (in thousands)
	September 30,	December 31,	September 30,
	2020	2019	2019

Shares of common stock issued (including treasury shares)	189,302	188,447	188,442

Treasury shares	32,136	32,573	32,812

13. Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three months ended September 30, 2020 and 2019 is as follows:

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on July 1, 2020	$(1,321)	$(21)		$(966)		$(2,308)
Change before reclassifications	1	(88)		30		(57)
Amounts reclassified from accumulated other comprehensive income (loss)		78	(a)	17	(b)	95
Amounts reclassified from accumulated other comprehensive income (loss) related to the ANZ sale	(149)	1		4		(144)
Translation effect		(1)		(9)		(10)
Tax effect		(1)				(1)
Other comprehensive income (loss) attributable to the Company	(148)	(11)		42		(117)
Balance on September 30, 2020	$(1,469)	$(32)		$(924)		$(2,425)

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on July 1, 2019	$(830)	$(22)		$(1,039)		$(1,891)
Change before reclassifications	(96)	(50)		8		(138)
Amounts reclassified from accumulated other comprehensive income (loss)		52	(a)	12	(b)	64
Translation effect		2		7		9
Tax effect		1				1
Other comprehensive income (loss) attributable to the Company	(96)	5		27		(64)
Balance on September 30, 2019	$(926)	$(17)		$(1,012)		$(1,955)
(a)	Amount is included in Cost of goods sold and Other expense, net on the Condensed Consolidated Results of Operations (see Note 6 for additional information).
(b)	Amount is included in the computation of net periodic pension cost (see Note 8 for additional information) and net post-retirement benefit cost.

The activity in accumulated other comprehensive loss for the nine months ended September 30, 2020 and 2019 is as follows:

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2020	$(813)	$(14)		$(1,016)		$(1,843)
Change before reclassifications	(507)	(81)		35		(553)
Amounts reclassified from accumulated other comprehensive income (loss)		67	(a)	51	(b)	118
Amounts reclassified from accumulated other comprehensive income (loss) related to the ANZ sale	(149)	1		4		(144)
Translation effect		(3)		4		1
Tax effect		(2)		(2)		(4)
Other comprehensive income (loss) attributable to the Company	(656)	(18)		92		(582)
Balance on September 30, 2020	$(1,469)	$(32)		$(924)		$(2,425)

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2019	$(889)	$(18)		$(1,061)		$(1,968)
Change before reclassifications	(37)	(46)		6		(77)
Amounts reclassified from accumulated other comprehensive income (loss)		38	(a)	37	(b)	75
Translation effect		5		6		11
Tax effect		4				4
Other comprehensive income (loss) attributable to the Company	(37)	1		49		13
Balance on September 30, 2019	$(926)	$(17)		$(1,012)		$(1,955)
(a)	Amount is included in Cost of goods sold and Other expense, net on the Condensed Consolidated Results of Operations (see Note 6 for additional information).
(b)	Amount is included in the computation of net periodic pension cost (see Note 8 for additional information) and net post-retirement benefit cost.

14. Other Income (Expense), Net

Other income (expense), net for the three and nine months ended September 30, 2020 and 2019 included the following:

	Three months ended September 30,			Nine months ended September 30,
	2020		2019	2020		2019
Impairment of goodwill (see Note 5)	$		$(595)	$		$(595)
Gain on sale of ANZ businesses		280			280
Restructuring, asset impairment and other charges		(9)	(31)		(80)	(69)
Pension settlement charges			(11)		(8)	(13)
Intangible amortization expense		(8)	(11)		(23)	(31)
Strategic transaction costs		(3)			(7)
Foreign currency exchange loss		(1)	(3)		(3)	(6)
Royalty income		2	3		8	10
Charge for deconsolidation of Paddock (see Note 11)					(14)
Other income (expense), net		(11)	3		(6)	(5)
		$250	$(645)		$147	$(709)

15. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended September 30,
	2020	2019
Numerator:
Net earnings (loss) attributable to the Company	$328	$(575)
Denominator (in thousands):
Denominator for basic earnings per share-weighted average shares outstanding	157,073	155,536
Effect of dilutive securities:
Stock options and other	2,226
Denominator for diluted earnings per share-adjusted weighted average shares outstanding	159,299	155,536
Basic earnings (loss) per share:
Net earnings (loss) from continuing operations attributable to the Company	$2.09	$(3.69)
Loss from discontinued operations
Net earnings (loss)	$2.09	$(3.69)
Diluted earnings (loss) per share:
Net earnings (loss) from continuing operations attributable to the Company	$2.06	$(3.69)
Loss from discontinued operations
Net earnings (loss)	$2.06	$(3.69)

Options to purchase 1,564,207 and 2,446,932 weighted average shares of common stock, which were outstanding during the three months ended September 30, 2020 and 2019, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. For the three months ended September 30, 2019, diluted earnings per share of common stock was equal to basic earnings per share of common stock due to the loss from continuing operations.

	Nine months ended September 30,
	2020	2019
Numerator:
Net earnings (loss) attributable to the Company	$278	$(430)
Denominator (in thousands):
Denominator for basic earnings per share-weighted average shares outstanding	156,650	155,083
Effect of dilutive securities:
Stock options and other	1,788
Denominator for diluted earnings per share-adjusted weighted average shares outstanding	158,438	155,083
Basic earnings (loss) per share:
Net earnings (loss) from continuing operations attributable to the Company	$1.77	$(2.77)
Loss from discontinued operations		(0.01)
Net earnings (loss)	$1.77	$(2.78)
Diluted earnings (loss) per share:
Net earnings (loss) from continuing operations attributable to the Company	$1.76	$(2.77)
Loss from discontinued operations		(0.01)
Net earnings (loss)	$1.76	$(2.78)

Options to purchase 2,616,538 and 1,848,974 weighted average shares of common stock, which were outstanding during the nine months ended September 30, 2020 and 2019, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. For the nine months ended September 30, 2019, diluted earnings per share of common stock was equal to basic earnings per share of common stock due to the loss from continuing operations.

16. Supplemental Cash Flow Information

Income taxes paid (received) in cash were as follows:

	Nine months ended September 30,
	2020	2019
U.S.	$1	$—
Non-U.S.	53	81
Total income taxes paid in cash	$54	$81

Interest paid, including note repurchase premiums, in cash for the nine months ended September 30, 2020 and 2019 was $196 million and $224 million, respectively. Cash interest for the nine months ended September 30, 2020 and September 30, 2019 included $41 million and $23 million, respectively, of note repurchase premiums.

The Company uses various factoring programs to sell certain receivables to financial institutions as part of managing its cash flows. At September 30, 2020, December 31, 2019 and September 30, 2019, the amount of receivables sold by the Company was $426 million, $539 million and $369 million, respectively. For the nine months ended September 30, 2020 and 2019, the Company reduced the use of its factoring programs compared to the most recent respective year-end periods and this resulted in a higher use of working capital, and a corresponding decrease to cash from operating activities, of approximately $113 million and $231 million, respectively.

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

Disclosure Requirements for Fair Value Measurement - In August 2018, the FASB issued ASU No. 2018-13, “Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement,” which modifies the fair value disclosure requirements. Application of the standard is required for annual periods beginning after December 15, 2019. The Company adopted this standard in the first quarter of 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Disclosure Requirements for Defined Benefit Plans - In August 2018, the FASB issued ASU No. 2018-14, “Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans,” which modifies the defined benefit plan disclosure requirements. Application of the standard is required for annual periods beginning after December 15, 2020. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

Effects of Reference Rate Reform on Financial Reporting - In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which allows for elective contract modification guidance for contracts or other transactions that reference LIBOR or a reference rate that is expected to be discontinued as a result of reference rate reform. The Company adopted ASU No. 2020-04 effective July 1, 2020. The adoption of this ASU had no impact on the Company’s condensed consolidated balance sheet, results of operations or cash flows.

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

The total purchase price was allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values and was completed during the second quarter of 2020. This resulted in the recognition of approximately $20 million of goodwill that is not deductible for tax purposes and approximately $3 million of other intangible assets. This acquisition did not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented.

19. COVID-19 Impacts

On March 11, 2020, the World Health Organization characterized COVID-19 as a global pandemic and recommended containment and mitigation measures. The Company is actively monitoring the impact of the global COVID-19 pandemic, which negatively impacted the first, second and third quarters of 2020 and will negatively impact its business and results of operations for the fourth quarter of 2020 and likely beyond.

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

There was not a material impact to the above estimates in the Company’s Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2020. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material changes to the estimates and material impacts to the Company’s Consolidated Financial Statements in future reporting periods.

20. Divestiture

On July 31, 2020, the Company completed the sale of its ANZ businesses to Visy, an unaffiliated company.  Gross proceeds approximated AUD $947 million (including a related sale-leaseback agreement which approximated AUD $214 million) or approximately USD $677 million.  Approximately 95% of those proceeds were received at the time of closing and the remaining balance will be paid within 12 months of closing without conditions precedent.  In the third quarter of 2020, the Company recognized a net gain (including costs directly attributable to the sale of ANZ and subject to post-closing adjustments) on the divestiture of approximately $280 million, which was reported on the Other income (expense), net line in the Condensed Consolidated Results of Operations.  Certain post-closing adjustments, such as a working capital adjustment, will be recorded in future periods once finalized. In addition, at closing, certain subsidiaries of the Company entered into certain ancillary agreements with Visy and the ANZ businesses in respect of the provision of certain transitional and technical services to the ANZ businesses.

     For the three and nine month periods ended September 30, 2020, the results for the Asia Pacific reportable segment reflect only one month and seven months, respectively, of the results of the ANZ businesses through the date of its sale.  The pretax profits from the ANZ businesses were approximately $6 million for the seven months ended July 31, 2020.

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

In March 2020, the World Health Organization categorized the novel coronavirus (“COVID-19”) as a pandemic, that continues to spread throughout the United States and other countries across the world. To limit the spread of COVID-19, governments have taken various actions, including the issuance of stay-at-home orders and social distancing guidelines. As a result, many businesses have adjusted, reduced or suspended operating activities, either due to requirements under government orders or as a result of a reduction in demand for many products from direct or ultimate customers. Fortunately, the manufacture of glass containers has been largely viewed as essential to the important food and beverage value chain in the countries in which the Company operates. However, the Company is still impacted by broader supply chain issues and, in some cases, certain end use categories that it serves are not deemed essential. While most of the Company’s plants continued to operate as essential businesses, some plants suspended operations or cut back on shifts for a portion of 2020 due to government actions to address the virus. Additional suspensions and cutbacks may occur as the impacts from COVID-19 and related responses continue to develop.

The following discussion describes the Company’s results of operations for the three and nine months ended September 30, 2020. The COVID-19 pandemic primarily impacted the Company’s shipment and production levels in the latter part of the first quarter of 2020, the entire second quarter of 2020 and the early part of the third quarter of 2020, and the Company is actively monitoring the impact of the coronavirus outbreak, which is expected to negatively impact its business, results of operations, cash flows and financial position for the remainder of 2020 and likely beyond. The Company has summarized its current operating conditions and actions taken to mitigate the impact of COVID-19 below.

On July 31, 2020, the Company completed the sale of its Australia and New Zealand (“ANZ”) businesses, which comprised the majority of the Asia Pacific region (approximately 85% of net sales for the full year 2019), to Visy Industries Holdings Pty Ltd (“Visy”).  After the sale of the ANZ businesses, the remaining businesses in the Asia Pacific region do not meet the criteria of an individually reportable segment. For the three and nine month periods ended September 30, 2020, the results for the Asia Pacific reportable segment reflect only one month and seven months, respectively, of the results of the ANZ businesses. For the three and nine months ended September 30, 2019, the results of the Asia Pacific segment have been recast to reflect only the results of the ANZ businesses. The sales and operating results of the other businesses that historically comprised the Asia Pacific segment, and that have been retained by the Company, have been reclassified to Other sales and Retained corporate costs and other, respectively.

Financial information for the three and nine months ended September 30, 2020 and 2019 regarding the Company’s reportable segments is as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net Sales:
Americas	$887	$918	$2,442	$2,733
Europe	644	588	1,775	1,834
Asia Pacific	52	128	281	382
Reportable segment totals	1,583	1,634	4,498	4,949
Other	33	36	97	114
Net Sales	$1,616	$1,670	$4,595	$5,063

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Segment operating profit:
Americas	$113	$123	$268	$380
Europe	88	79	191	248
Asia Pacific	3	4	19	25
Reportable segment totals	204	206	478	653
Items excluded from segment operating profit:
Retained corporate costs and other	(35)	(21)	(98)	(83)
Gain on sale of ANZ businesses	280		280
Charge for goodwill impairment		(595)		(595)
Restructuring, asset impairment and other charges	(9)	(32)	(80)	(73)
Charge for deconsolidation of Paddock			(14)
Pension settlement charges		(11)	(8)	(13)
Strategic transaction costs	(3)		(7)
Interest expense, net	(61)	(83)	(212)	(215)
Earnings (loss) from continuing operations before income taxes	376	(536)	339	(326)
Provision for income taxes	(41)	(31)	(50)	(86)
Earnings (loss) from continuing operations	335	(567)	289	(412)
Loss from discontinued operations				(1)
Net earnings (loss)	335	(567)	289	(413)
Net earnings attributable to noncontrolling interests	(7)	(8)	(11)	(17)
Net earnings (loss) attributable to the Company	$328	$(575)	$278	$(430)
Net earnings (loss) from continuing operations attributable to the Company	$328	$(575)	$278	$(429)

Note: All amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Quarters ended September 30, 2020 and 2019

Third Quarter 2020 Highlights

●	Net sales in the third quarter of 2020 were down approximately 3% from the same quarter in 2019, primarily due to the sale of the Company’s ANZ businesses on July 31, 2020 and the unfavorable effects of changes in foreign currency exchange rates, partially offset by higher prices.
●	Segment operating profit for reportable segments was down nearly 1% in the third quarter of 2020 compared to the third quarter of 2019, primarily due to lower net prices and higher operating costs.
●	On July 31, 2020, the Company completed the sale of its ANZ businesses to Visy. Gross proceeds are approximately $677 million and amounts received through the third quarter were used to reduce debt. The Company recorded a net gain of approximately $280 million in the third quarter of 2020 related to this sale.
●	Despite the ongoing pandemic, sales volumes and earnings rebounded strongly compared to the second quarter. The Company has summarized its current operating conditions and its actions to mitigate the impact of COVID-19 below.

Net sales for the third quarter of 2020 were $54 million lower than the third quarter of the prior year primarily due to the sale of the Company’s ANZ businesses on July 31, 2020 and the unfavorable effect of changes in foreign currency exchange rates, partially offset by higher prices.

Earnings (loss) from continuing operations before income taxes were $912 million higher in the third quarter of 2020 than the prior year quarter, primarily due to a gain on the sale of the ANZ businesses and the nonoccurrence of a goodwill impairment in the third quarter of 2019. Segment operating profit for reportable segments for the third quarter of 2020 was $2 million lower than the third quarter of the prior year. The decrease was largely due to lower net prices and higher operating costs as a result of COVID-19, partially offset by the favorable effects of changes in foreign currency.

Net interest expense for the third quarter of 2020 decreased $22 million compared to the third quarter of 2019. Net interest expense included $6 million and $24 million for note repurchase premiums, third party fees and the write-off of deferred finance fees in the third quarter of 2020 and 2019, respectively, that related to debt that was repaid prior to its maturity.

For the third quarter of 2020, the Company recorded earnings from continuing operations attributable to the Company of $328 million, or $2.06 per share (diluted), compared to a net loss of $575 million, or $3.69 per share, in the third quarter of 2019. Earnings (loss) in both periods included items that management considered not representative of ongoing operations. These items increased earnings attributable to the Company by $263 million, or $1.65 per share, in the third quarter of 2020 and decreased earnings attributable to the Company by $659 million, or $4.23 per share, in the third quarter of 2019.

Results of Operations — Third Quarter of 2020 compared with Third Quarter of 2019

Net Sales

The Company’s net sales in the third quarter of 2020 were $1,616 million compared with $1,670 million for the third quarter of 2019, a decrease of $54 million, or approximately 3%. Total glass container shipments, in tons, were down approximately 3% in the third quarter of 2020 compared to the prior year quarter and were primarily driven by the sale of the Company’s ANZ businesses on July 31, 2020. Excluding the ANZ businesses, glass container shipments were up 1.7% in the third quarter of 2020 versus the same period in 2019. The impact of the sale of the ANZ businesses drove a $52 million reduction to net sales in the third quarter of 2020 compared to the same period in the prior year. Unfavorable foreign currency exchange rates decreased sales by $11 million in the third quarter of 2020 compared to the prior year quarter as the U.S. dollar strengthened against all of the significant local currencies that impact the Company, except for the Euro. Higher selling prices increased net sales by $12 million in the quarter.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Reportable segment net sales - 2019		$1,634
Price	$12
Sales volume and mix	(52)
Effects of changing foreign currency rates	(11)
Total effect on reportable segment net sales		(51)
Reportable segment net sales - 2020		$1,583

Americas: Net sales in the Americas in the third quarter of 2020 were $887 million compared to $918 million for the third quarter of 2019, a decrease of $31 million, or approximately 3%. Total glass container shipments in the region were up approximately 2% in the third quarter of 2020 compared to the prior year quarter, driven primarily by higher food shipments that more than offset lower beer shipments. The higher shipments resulted in a $21 million improvement to net sales in the third quarter of 2020 compared to the same period in 2019. The unfavorable effects of foreign currency exchange rate changes decreased net sales by $51 million in the third quarter of 2020 compared to 2019 as the U.S. dollar strengthened in relation to the Brazilian real, the Mexican peso and the Colombian peso. Selling prices in the region decreased net sales by $1 million in the third quarter of 2020.

Europe: Net sales in Europe in the third quarter of 2020 were $644 million compared to $588 million for the third quarter of 2019, an increase of $56 million, or nearly 10%. Glass container shipments in the third quarter of 2020 were up slightly compared to the third quarter of 2019, resulting in $3 million of higher net sales. Favorable foreign currency exchange rates increased the region’s net sales by approximately $40 million in the third quarter of 2020 as the Euro strengthened in relation to the U.S. dollar. Selling prices in Europe increased net sales by $13 million in the third quarter of 2020.

Asia Pacific: Net sales in Asia Pacific in the third quarter of 2020 were $52 million compared to $128 million for the third quarter of 2019, a decrease of $76 million, or 59%, primarily due to lower sales volumes as a result of the sale of the ANZ businesses in the third quarter of 2020. On July 31, 2020, the Company completed the sale of its ANZ businesses, which comprised the majority of its businesses in the Asia Pacific region, to Visy.  For the three months ended September 30, 2020, the results for the Asia Pacific reportable segment reflect only one month of the results of the ANZ businesses and do not reflect results for the other businesses that historically comprised the Asia Pacific segment.

Earnings (Loss) from Continuing Operations before Income Taxes and Segment Operating Profit

Earnings from continuing operations before income taxes were $376 million in the third quarter of 2020 compared to a loss from continuing operations before income taxes of $536 million in the third quarter of 2019, an increase of $912 million. This increase was largely due to a gain on the sale of the ANZ businesses in the third quarter of 2020 and the non-occurrence of a goodwill impairment charge that had been recorded in the third quarter of 2019.

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

Segment operating profit of reportable segments in the third quarter of 2020 was $204 million, compared to $206 million for the third quarter of 2019, a decrease of $2 million, or less than 1%. This decrease was largely due to lower net prices, higher operating costs and the impact of the ANZ divestiture, partially offset by the favorable effects of higher sales volumes and changes in foreign currency. Production levels were lower at the beginning of the third quarter of 2020 due to capacity management but ramped up later in the quarter. All plants returned to normal operating levels by the end of the third quarter of 2020.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Reportable segment operating profit - 2019		$206
Net price (net of cost inflation)	$(4)
Sales volume and mix	10
Operating costs	(6)
Effects of changing foreign currency rates	3
Divestiture (ANZ)	(5)
Total net effect on reportable segment operating profit		(2)
Reportable segment operating profit - 2020		$204

Americas: Segment operating profit in the Americas in the third quarter of 2020 was $113 million compared to $123 million in the third quarter of 2019, a decrease of $10 million, or 8%. The impact of higher sales and a change in mix discussed above increased segment operating profit by $9 million. Cost inflation, which was elevated due to foreign currency pressures, and slightly lower selling prices resulting in a net $18 million decrease to segment operating profit in the current year quarter. Savings from the Company’s turnaround initiatives and lower costs offset the impact of lower production levels. The region’s closure of a plant in the second quarter of 2020 did not have a material impact on its profitability this quarter, and significant savings are not expected in future quarters, but the closure is expected to avoid anticipated losses from this plant in the future. The outcome of this plant closure is in-line with management’s expectations. The effects of foreign currency exchange rates decreased segment operating profit by $1 million in the current year quarter.

Europe: Segment operating profit in Europe in the third quarter of 2020 was $88 million compared to $79 million in the third quarter of 2019, an increase of $9 million, or 11%. The impact of slightly higher shipments discussed above increased segment operating profit by $1 million. The effects of foreign currency exchange rates increased segment operating profit by $4 million in the current year quarter. Despite favorable operating performance and cost control measures, the region’s operating costs in the third quarter of 2020 were approximately $10 million higher driven by lower production levels and startup costs at the new brownfield plant at the Gironcourt, France facility, which decreased segment operating profit in the current year quarter compared to the prior year quarter. Higher net selling prices (net of cost inflation) increased segment operating profit by $14 million in the current quarter compared to the prior year quarter.

Asia Pacific: Segment operating profit in Asia Pacific in the third quarter of 2020 was $3 million compared to $4 million in the third quarter of 2019, a decrease of $1 million, or 25%. Improved factory performance and cost controls drove an approximate $4 decrease to operating costs, which benefited segment operating profit. However, for the three months ended September 30, 2020, the results for the Asia Pacific reportable segment reflect only one month of the results of the ANZ businesses since those businesses were sold on July 31, 2020 (and do not reflect results for the other businesses that historically comprised the Asia Pacific segment) and this resulted in approximately $5 million in lower segment operating profit for the third quarter of 2020 compared to the same period in 2019.

Interest Expense, Net

Net interest expense for the third quarter of 2020 was $61 million compared to $83 million for the third quarter of 2019. Net interest expense included $6 million and $24 million in the third quarter of 2020 and 2019, respectively, for note repurchase premiums, third party fees and the write-off of deferred finance fees that were related to debt that was repaid prior to its maturity. Net interest expense decreased in the third quarter of 2020 compared to the prior year quarter due to lower note repurchase premiums, third party fees and the write-off of deferred finance fees, debt reduction and refinancing activities.

Provision (Benefit) for Income Taxes

The Company’s effective tax rate from continuing operations for the three months ended September 30, 2020 was a provision of 10.9% compared to a provision of -5.8% for the three months ended September 30, 2019.  The effective tax rate for the third quarter of 2020 differed from the third quarter of 2019 primarily due to the ANZ gain recorded as non-taxable in the third quarter of 2020 and the goodwill impairment charge recorded in the third quarter of 2019, which was not deductible for income tax purposes.

Net Earnings (Loss) Attributable to the Company

For the third quarter of 2020, the Company recorded net earnings from continuing operations attributable to the Company of $328 million, or $2.06 per share (diluted), compared to a net loss from continuing operations attributable to the Company of $575 million, or $3.69 per share, in the third quarter of 2019. Earnings in the three months ended September 30, 2020 and 2019 included items that management considered not representative of ongoing operations as set forth in the following table (dollars in millions):

	Net Earnings	Net Earnings
	Increase	Increase
	(Decrease)	(Decrease)
Description	2020	2019
Gain on Sale of ANZ businesses	$280	$—
Charge for goodwill impairment		(595)
Restructuring, asset impairment and other charges	(9)	(44)
Strategic transaction costs	(3)
Charges for note repurchase premiums and write-off of finance fees	(6)	(24)
Net tax benefit for income tax on items above	1	4
Total	$263	$(659)

Executive Overview — Nine Months ended September 30, 2020 and 2019

2020 Highlights

●	Net sales in the first nine months of 2020 were down approximately 9% from the same period in 2019, primarily due to lower volumes due to COVID-19, the sale of the Company’s ANZ businesses on July 31, 2020 and the unfavorable effects of changes in foreign currency exchange rates, partially offset by incremental sales from the Nueva Fanal acquisition in mid-2019 and higher prices.
●	Segment operating profit for reportable segments was down approximately 27% in the first nine months of 2020 compared to the same period in 2019, primarily due to lower sales volumes and higher operating costs as a result of COVID-19 and the unfavorable effects of changes in foreign currency.
●	On January 6, 2020 (the “Petition Date”), Paddock voluntarily filed for relief under Chapter 11 of the Bankruptcy Code to equitably and finally resolve all of its current and future asbestos-related claims. O-I Glass and O-I Group were not included in the Chapter 11 filing. Following the Chapter 11 filing, Paddock became subject to review and oversight by the bankruptcy court. As a result, the Company no longer has exclusive control over Paddock’s activities during the bankruptcy proceedings. Therefore, Paddock was deconsolidated and its assets and liabilities were derecognized from the Company’s consolidated financial statements as of the Petition Date. Simultaneously, the Company recognized a $471 million liability related to its support agreement with Paddock. Taken together, these transactions resulted in a loss of approximately $14 million, which was recorded as a charge in the first quarter of 2020.
●	In May 2020, the Company issued $700 million of senior notes at an interest rate of 6.625% to repay upcoming debt maturities.
●	On July 31, 2020, the Company completed the sale of its ANZ businesses to Visy. Gross proceeds are approximately USD $677 million and amounts received through the third quarter were used to reduce debt. The Company recorded a gain of approximately $280 million in the third quarter of 2020 related to this sale.

Net sales for the first nine months of 2020 were $468 million lower than the same period in the prior year primarily due to lower sales volumes driven by COVID-19, the sale of the Company’s ANZ businesses on July 31, 2020, and the unfavorable effects of changes in foreign currency exchange rates, partially offset by incremental sales from the Nueva Fanal acquisition in mid-2019 and higher prices.

Earnings (loss) from continuing operations before income taxes were $665 million higher in the first nine months of 2020 than in the same period in the prior year, primarily due to a gain on the sale of the ANZ businesses in the third quarter of 2020 and the nonoccurrence of a goodwill impairment charge that had been recorded in the third quarter of 2019, partially offset by lower segment operating profit in 2020. Segment operating profit for reportable segments for the first nine months of 2020 was $175 million lower than the same period in the prior year. The decrease was largely due to lower sales volumes and higher operating costs as a result of COVID-19 and the unfavorable effects of changes in foreign currency.

Net interest expense for the first nine months of 2020 decreased $3 million compared to the same period in 2019. Net interest expense included $44 million and $26 million for note repurchase premiums, the write-off of deferred finance fees and third-party fees in the first nine months of 2020 and 2019, respectively, that related to debt that was repaid prior to its maturity.

For the first nine months of 2020, the Company recorded net earnings from continuing operations attributable to the Company of $278 million, or $1.76 per share (diluted), compared to a net loss from continuing operations attributable to the Company of $429 million, or $2.77 per share, in the first nine months of 2019. Net earnings (loss) from continuing operations attributable to the Company in the first nine months of 2020 and the first nine months of 2019 included items that management considered not representative of ongoing operations. These items increased earnings attributable to the Company by $147 million, or $0.94 per share, in the first nine months of 2020 and decreased net earnings attributable to the Company by $701 million, or $4.51 per share, in the first nine months of 2019.

Results of Operations — First nine months of 2020 compared with first nine months of 2019

Net Sales

The Company’s net sales in the first nine months of 2020 were $4,595 million compared to $5,063 million for the first nine months of 2019, a decrease of $468 million, or approximately 9%. Unfavorable foreign currency exchange rates decreased sales by $171 million in the first nine months of 2020 compared to the prior year period as the U.S. dollar strengthened against the Australian dollar, Brazilian real, Mexican peso and the Colombian peso. Total glass container shipments, in tons, were approximately 6.5% lower in the first nine months of 2020 compared to the prior year period. Excluding the ANZ businesses, glass container shipments were down approximately 5% in the first nine months of 2020 versus the same period in 2019. Sales volume and mix decreased net sales by $328 million, primarily due to lower sales volumes driven by COVID-19 and the sale of the Company’s ANZ businesses on July 31, 2020. Higher selling prices increased net sales by $48 million in 2020.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Reportable segment net sales - 2019		$4,949
Price	$48
Sales volume and mix	(328)
Effects of changing foreign currency rates	(171)
Total effect on reportable segment net sales		(451)
Reportable segment net sales - 2020		$4,498

Americas: Net sales in the Americas in the first nine months of 2020 were $2,442 million compared to $2,733 million in the same period in 2019, a decrease of $291 million, or 11%. Total glass container shipments in the region were down approximately 6% in the first nine months of 2020 compared to the prior year period, driven primarily by lower shipments to alcoholic beverage customers in the U.S. largely due to ongoing trends in beer shipments, and due to a decline in organic sales volumes linked to COVID-19. The net impact of lower organic sales more than offset the additional sales from the Nueva Fanal acquisition and resulted in a $144 million reduction to net sales in the first nine months of 2020 compared to the same period in 2019. The unfavorable effects of foreign currency exchange rate changes decreased net sales $158 million in the first nine months of 2020 compared to 2019. Higher selling prices increased net sales by $11 million in the first nine months of 2020.

Europe: Net sales in Europe in the first nine months of 2020 were $1,775 million compared to $1,834 million for the same period in 2019, a decrease of $59 million, or 3%. Glass container shipments in the first nine months of 2020 were down approximately 6% compared to the same period in 2019, primarily driven by COVID-19, resulting in $101 million of lower net sales. Selling prices in Europe increased net sales by $37 million in the first nine months of 2020 compared to the same period in the prior year. Favorable foreign currency exchange rates improved the region’s sales by approximately $5 million in the first nine months of 2020 as the Euro strengthened in relation to the U.S. dollar.

Asia Pacific: Net sales in Asia Pacific in the first nine months of 2020 were $281 million compared to $382 million for the same period in 2019, a decrease of $101 million, or 26%. The decline in sales for the nine months ended September 30, 2020 was due to approximately $18 million of unfavorable foreign currency exchange rates and approximately $83 million of lower sales volumes, primarily due to the sale of the ANZ businesses in the third quarter of 2020. On July 31, 2020, the Company completed the sale of its ANZ businesses, which comprised the majority of the Asia Pacific region, to Visy.  For the nine months ended September 30, 2020, the results for the Asia Pacific reportable segment reflect only seven months of the results of the ANZ businesses.

Earnings (Loss) from Continuing Operations before Income Taxes and Segment Operating Profit

Earnings from continuing operations before income taxes were $339 million in the first nine months of 2020 compared to a loss of $326 million from continuing operations before income taxes in the first nine months of 2019, an increase of $665 million. This increase was primarily due to the gain on the sale of the ANZ businesses in the third quarter of 2020 and the nonoccurrence of a goodwill impairment charge that had been recorded in the third quarter of 2019, partially offset by lower segment operating profit in the first nine months of 2020 compared to the same period in the prior year.

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

Segment operating profit of reportable segments in the first nine months of 2020 was $478 million compared to $653 million for the first nine months of 2019, a decrease of $175 million, or 27%. The decrease was largely due to lower sales volumes and higher operating costs as a result of COVID-19 and the unfavorable effects of changes in foreign currency.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Reportable segment operating profit - 2019		$653
Net price (net of cost inflation)	$(3)
Sales volume and mix	(86)
Operating costs	(66)
Effects of changing foreign currency rates	(15)
Divestiture (ANZ)	(5)
Total net effect on reportable segment operating profit		(175)
Reportable segment operating profit - 2020		$478

Americas: Segment operating profit in the Americas in the first nine months of 2020 was $268 million compared to $380 million in the same period in 2019, a decrease of $112 million, or 30%. The decrease in sales volume discussed above decreased segment operating profit in the first nine months of 2020 by $60 million. The effects of foreign currency exchange rates decreased segment operating profit by $11 million in the first nine months of 2020. Despite improved operating performance and lower costs, temporary downtime due to the impacts of COVID-19 drove operating costs higher and decreased segment operating profit by $12 million in the first nine months of 2020. Cost inflation more than offset higher selling prices resulting in a net $29 million decrease to segment operating profit in the current year period.

Europe: Segment operating profit in Europe in the first nine months of 2020 was $191 million compared to $248 million in the same period in 2019, a decrease of $57 million, or 23%. The decrease in sales volume discussed above decreased segment operating profit in the first nine months of 2020 by $24 million. The region’s operating costs in the first nine months of 2020 were approximately $66 million higher driven by temporary downtime associated with COVID-19, which decreased segment operating profit compared to the same period in the prior year. Higher net selling prices (net of cost inflation) increased segment operating profit by $36 million in the current nine month period compared to the same period in the prior year. The effects of foreign currency exchange rates decreased segment operating profit by $3 million in the first nine months of 2020.

Asia Pacific: Segment operating profit in Asia Pacific in the first nine months of 2020 was $19 million compared to $25 million in the first nine months of 2019, a decrease of $6 million, or 24%. For the nine months ended September 30, 2020, the results for the Asia Pacific reportable segment reflect only seven months of the results of the ANZ businesses since those businesses were sold on July 31, 2020. This divestiture resulted in a decrease of approximately $5 million for the first nine months of 2020 compared to the same period in the prior year. The decrease in sales volume discussed above reduced segment operating profit in the first nine months of 2020 by $2 million. Lower net selling prices (net of cost inflation) decreased segment operating profit by $10 million in the current nine month period compared to the same period in the prior year. The effects of foreign currency exchange rates decreased segment operating profit by $1 million in the first nine months of 2020. Partially offsetting this, the region’s operating costs in the first nine months of 2020 were approximately $12 million lower due to improved factory performance, which increased segment operating profit compared to the same period in the prior year.

Interest Expense, Net

Net interest expense for the first nine months of 2020 was $212 million compared to $215 million for the first nine months of 2019. Net interest expense included $44 million and $26 million in the first nine months of 2020 and 2019, respectively, for the write-off of deferred finance fees and third party fees that were related to debt that was repaid prior to its maturity. Net interest expense decreased in the first nine months of 2020 compared to the same period in the prior year period due to debt reduction and refinancing activities, partially offset by higher note repurchase premiums, third party fees and the write-off of deferred finance fees.

Provision for Income Taxes

The Company’s effective tax rate from continuing operations for the nine months ended September 30, 2020 was 14.7% compared to -26.4% for the nine months ended September 30, 2019.  The effective tax rate for the first nine months of 2020 differed from the first nine months of 2019 primarily due to the gain on the sale of the ANZ businesses recorded as non-taxable in the first nine months of 2020 and the goodwill impairment charge recorded in 2019, which was not deductible for income tax purposes.

Net Earnings (Loss) from Continuing Operations Attributable to the Company

For the first nine months of 2020, the Company recorded earnings from continuing operations attributable to the Company of $278 million, or $1.76 per share (diluted), compared to a loss from continuing operations attributable to the Company of $429 million, or $2.77 per share, in the first nine months of 2019. Earnings in the first nine months of 2020 and 2019 included items that are not representative of ongoing operations as set forth in the following table (dollars in millions):

	Net Earnings
	Increase
	(Decrease)
Description	2020	2019
Gain on Sale of ANZ businesses	$280	$—
Charge for goodwill impairment		(595)
Restructuring, asset impairment and other charges	(80)	(73)
Charge for deconolidation of Paddock	(14)
Pension settlement charges	(8)	(13)
Strategic transaction costs	(7)
Charges for note repurchase premiums and write-off of finance fees	(44)	(26)
Net tax benefit for income tax on items above	20	6
Total	$147	$(701)

Forward Looking Operational and Financial Impacts from COVID-19

●	Based on sales trends through late October, the Company’s full year 2020 sales volume outlook is a 3% to 5% decline compared to the prior year. The Company expects that fourth quarter 2020 sales volumes should be approximately flat to up slightly compared to the fourth quarter of 2019. The outlook for both the full year and fourth quarter shipments has been normalized for the sale of ANZ as of July 31, 2020.
●	The Company continues to operate under a set of capital allocation guiding principles amid the pandemic. First, the Company intends to maximize its cash flow. To support this, the Company will continue to align supply with demand and limit capital spending to normal maintenance investment and MAGMA. Second, the Company intends to preserve its strong liquidity supported by positive cash flow. Total committed liquidity, including cash-on-hand as well as undrawn availability on committed lines of credit, remained strong through late October 2020. The Company intends to maintain its liquidity at or above $1.25 billion at each quarter end of 2020. Third, the Company intends to manage its net debt (total debt less cash) to be at or below 2019 levels by year-end 2020.
●	Despite headwinds from the pandemic, the Company continues to focus on long-term value creation including its turnaround initiatives, footprint optimization efforts, tactical divestitures, MAGMA deployment and resolution of legacy asbestos liabilities.
●	The Company is actively monitoring the impact of the COVID-19 outbreak, which will negatively affect its business and results of operations in 2020 and potentially beyond. The extent to which the Company’s operations will be impacted by the outbreak will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact, among other things.

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

After the sale of the ANZ businesses, the remaining businesses in the Asia Pacific region do not meet the criteria of an individually reportable segment. Starting on August 1, 2020 and for the historical periods, the operating results of the other businesses that were historically included in the Asia Pacific segment and that have been retained by the Company have been reclassified to Retained corporate costs and other. The results of these entities were not significant for the three and nine month periods ended September 30, 2020 and September 30, 2019.

Retained corporate costs and other for the third quarter of 2020 were $35 million compared to $21 million recorded in the third quarter of 2019 and were $98 million in the nine months ended September 30, 2020 compared to $83 million for the same period in 2019. These costs were higher in the 2020 periods primarily due to the nonoccurrence of equity earnings from a soda ash joint venture that was sold by the Company in the fourth quarter of 2019, partially offset by efforts to reduce costs.

Gain on Sale of the ANZ Businesses

On July 31, 2020, the Company completed the sale of its ANZ businesses, which comprised the majority of its businesses in the Asia Pacific region (approximately 85% of net sales in that region for the full year 2019), to Visy. As a result, the Company recorded a net gain (including costs directly attributable to the sale of ANZ) of approximately $280 million.

Restructuring, Asset Impairment and Other Charges

For the three and nine months ended September 30, 2020, the Company recorded charges totaling $9 million and $80 million, respectively, for restructuring, asset impairment and other charges. These charges reflect employee costs, such as severance, benefit-related costs, asset impairments and other exit costs primarily related to a reduction-in-force program for certain salaried employees and a plant closure in the Americas. The Company expects that the majority of the remaining cash expenditures related to the accrued employee and other exit costs will be paid out over the next several years.

For the three and nine months ended September 30, 2019, the Company recorded charges totaling $32 million and $73 million, respectively, for restructuring, asset impairment and other charges. These charges reflect employee costs, such as severance, benefit-related costs and other exit costs primarily related to a severance program for certain salaried employees at the Company’s corporate and Americas headquarters and a furnace closure in the Americas.

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

See Note 5 to the Consolidated Financial Statements for further information.

Strategic Transaction Costs

For the three and nine months ended September 30, 2020, the Company recorded charges totaling $3 million and $7 million, respectively, for strategic transaction costs, which relate to activities that are aimed at exploring options to maximize investor value, focused on aligning the Company’s business with demand trends, improving the Company’s operating efficiency, cost structure and working capital management. These activities are ongoing and may result in tactical divestitures, corporate transactions or similar actions, and could cause the Company to incur restructuring, impairment, disposal or other related charges in future periods.

Pension Settlement Charges

For the nine months ended September 30, 2020, the Company settled a portion of its pension obligations in Canada and recorded approximately $8 million of pension settlement charges. The Company recorded $11 million and $13 million of pension settlement charges related to restructuring activity for the three and nine months ended September 30, 2019, respectively.

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

For the three- and nine-month periods ended September 30, 2020, the Company incurred $0 for losses from discontinued operations. For each of the three and nine-month periods ended September 30, 2019, the Company incurred $0 and $1 million of losses from discontinued operations, respectively.

Strategic Portfolio and Operations Review

In the third quarter of 2020, the Company advanced its strategic review of its business portfolio and operating structure. This review is aimed at exploring options to maximize investor value, focused on aligning the Company’s business with demand trends, improving the Company’s operating efficiency, cost structure and working capital management, while ensuring the Company remains well positioned to address its legacy liabilities. The review is ongoing and may result in tactical divestitures, corporate transactions or similar actions, and could cause the Company to incur restructuring, impairment, disposal or other related charges in future periods.

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

The Agreement provides for up to $3.0 billion of borrowings pursuant to term loans and revolving credit facilities. The term loans mature, and the revolving credit facilities terminate in June 2024. At September 30, 2020, the Agreement includes a $300 million revolving credit facility, a $1.2 billion multicurrency revolving credit facility, and a $1.5 billion term loan A facility ($1,157 million net of debt issuance costs). At September 30, 2020, the Company had unused credit of $1,295 million available under the Agreement. The weighted average interest rate on borrowings outstanding under the Agreement at September 30, 2020 was 1.63%.

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

Failure to comply with these covenants and other customary restrictions could result in an event of default under the Agreement. In such an event, the Company could not request borrowings under the revolving facilities, and all amounts outstanding under the Agreement, together with accrued interest, could then be declared immediately due and payable. Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Agreement. If an event of default occurs under the Agreement and the lenders cause all of the outstanding debt obligations under the Agreement to become due and payable, this would result in a default under the indentures governing the Company’s outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. As of September 30, 2020, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

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

In May 2020, the Company issued $700 million aggregate principal amount of new senior notes. The new senior notes bear interest at a rate of 6.625% per annum and mature on May 13, 2027. The new senior notes were issued via a private placement and are guaranteed by certain of the Company’s domestic subsidiaries. The net proceeds, after deducting debt issuance costs, totaled approximately $690 million and were used to redeem the remaining $130 million aggregate principal amount of the Company’s outstanding 4.875% senior notes due 2021, approximately $419 million aggregate principal amount of the Company’s outstanding 5.00% senior notes due 2022 and approximately $105 million of other secured borrowings. The Company recorded approximately $38 million of additional interest charges for note repurchase premiums and write-off of unamortized finance fees related to these redemptions.

In August 2020, the Company redeemed the remaining $81 million aggregate principal amount of the Company’s outstanding 5.00% senior notes due 2022. The Company recorded approximately $6 million of additional interest charges for note repurchase premiums and write-off of unamortized finance fees related to this redemption.

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

Cash Flows

Operating activities: Cash provided by continuing operating activities was $128 million for the nine months ended September 30, 2020, compared to $246 million utilized for the nine months ended September 30, 2019. The increase in cash provided by continuing operating activities in the first nine months of 2020 was primarily due to the staying of all asbestos-related payments as a result of Paddock’s Chapter 11 filing in early January 2020 and lower working capital levels than in the same period in 2019. See Note 11 to the Condensed Consolidated Financial Statements for additional information on Paddock.

Working capital was a use of cash of $402 million in the first nine months of 2020, compared to a use of cash of $661 million in the same period in 2019. The primary reason for the lower use of cash from working capital in the first nine months of 2020, compared to the same period in the prior year was due to accounts receivable and inventories. As of September 30, 2020 and 2019, the Company reduced its level of accounts receivable factoring, compared to the most recent respective year-end periods and this led to a use of cash in the first nine months of 2020 and 2019. However, the reduction in accounts receivable factoring, compared to the most recent year-end period was approximately $118 million less in the first nine months of 2020 than in the same period in 2019 and this contributed to a lower use of cash from working capital in the 2020 period. Also, due to lower sales in the first nine months of 2020 due to COVID-19, the Company’s accounts receivable balances declined and this resulted in a lower use of cash in the first nine months of 2020 than in the same period in 2019. Excluding the impact of accounts receivable factoring, the Company’s days sales outstanding were slightly lower as of September 30, 2020 compared to September 30, 2019, which has contributed to a lower use of cash from working capital. Inventory levels also declined as the Company reduced production levels to align with lower sales demand and this resulted in approximately $117 million of a lower use of cash from working capital in the first nine months of 2020 compared to the same period in the prior year. In addition, the Company experienced a $148 million increase in cash provided by other operating items for the first nine months of 2020 compared to the same period in the prior year, which included the impact of higher dividends received from equity affiliates, lower equity earnings due to the sale of a soda ash joint venture in December 2019 and less cash spent on repair parts.

Investing activities: Cash provided by investing activities was $151 million for the nine months ended September 30, 2020, compared to $505 million utilized for the nine months ended September 30, 2019. Capital spending for property, plant and equipment was $246 million during the first nine months of 2020, compared to $333 million in the same period in 2019. In response to the COVID-19 pandemic, the Company is taking a number of measures, including limiting its capital expenditures, to reduce costs and preserve its financial flexibility. The Company estimates that its full year 2020 capital expenditures should be approximately $300 million or lower. Cash paid for acquisitions was $0 and $157 million for the first nine months ended September 30, 2020 and 2019, respectively. On June 28, 2019, the Company completed its acquisition of Nueva Fábrica Nacional de Vidrio, S. de R.L. de C.V., a four furnace glass plant located near Mexico City, Mexico, from Grupo Modelo, a wholly owned affiliate of Anheuser-Busch InBev SA/NV. Contributions and advances to joint ventures were $0 and $22 million in the first nine months of 2020 and 2019, respectively. No significant contributions are planned to the Company’s joint ventures in 2020.

On July 31, 2020, the Company completed the sale of its ANZ businesses to Visy.  Cash proceeds, net of costs directly attributable to the sale of ANZ, of approximately $441 million were received in the third quarter of 2020. Approximately 95% of proceeds were received at time of closing and the remaining balance will be paid within 12 months of closing without conditions precedent. In addition and as discussed below, the Company received proceeds for a sale leaseback transaction executed in conjunction with the ANZ sale.

Following the Chapter 11 filing in January 2020, the activities of Paddock are now subject to review and oversight by the bankruptcy court. As a result, the Company no longer has exclusive control over Paddock’s activities during the bankruptcy proceedings. Therefore, Paddock was deconsolidated and its assets and liabilities were derecognized from the Company’s financial statements, which resulted in an investing outflow of $47 million in the Company’s first nine months of 2020 condensed consolidated cash flows. See Note 11 to the Condensed Consolidated Financial Statements for more information.

Financing activities:  Cash utilized in financing activities was $219 million for the nine months ended September 30, 2020, compared to $518 million of cash provided by financing activities for the nine months ended September 30, 2019. This change was primarily due to a $300 million reduction in net borrowings in the first nine months of 2020, compared to an increase of $593 million of net borrowings in the same period in the prior year.  The Company normally increases borrowings in the first nine months of the year to service working capital needs.  In 2020, borrowings for working capital were not as significant as in 2019 and, along with the proceeds received from the ANZ sale, this resulted in a net reduction of borrowings compared to the prior year. As a result of financing activities, the Company paid finance fees of $50 million and $31 million for the nine months ended September 30, 2020 and 2019, respectively. Also, the Company paid approximately $8 million and received $28 million in proceeds related to hedging activity in the first nine months of 2020 and 2019, respectively.

The Company paid $8 million and $24 million in dividends in the first nine months of 2020 and 2019, respectively. Through the first nine months ended September 30, 2020 and 2019, the Company had repurchased $0 and approximately $38 million, respectively, of the Company’s stock. In response to the COVID-19 pandemic, the Company has suspended its quarterly dividend and has paused share repurchases at this time. The status of these efforts will be reviewed regularly, but the Company anticipates these measures will continue through 2020.

In addition, the Company received approximately $155 million in proceeds for a sale leaseback transaction in the third quarter of 2020 that was executed in conjunction with the ANZ sale.

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

There have been no other material changes in critical accounting estimates at September 30, 2020 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

It is possible that the Company’s future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) the Company’s ability to obtain the benefits it anticipates from the Corporate Modernization, (2) risks inherent in, and potentially adverse developments related to, the Chapter 11 bankruptcy proceeding involving Paddock Enterprises LLC (“Paddock”), that could adversely affect the Company and the Company’s liquidity or results of operations, including the impact of deconsolidating Paddock from the Company’s financials, risks from asbestos-related claimant representatives asserting claims against the Company and potential for litigation and payment demands against the Company by such representatives and other third parties, (3) the amount that will be necessary to fully and finally resolve all of Paddock’s asbestos-related claims and the Company’s obligations to make payments to resolve such claims under the terms of its support agreement with Paddock, (4) the Company’s ability to manage its cost structure, including its success in implementing restructuring or other plans aimed at improving the Company’s operating efficiency and working capital management, achieving cost savings, and remaining well-positioned to address the Company’s legacy liabilities, (5) the Company’s ability to acquire or divest businesses, acquire and expand plants, integrate operations of acquired businesses and achieve expected benefits from acquisitions, divestitures or expansions, (6) the Company’s ability to achieve its strategic plan, (7) foreign currency fluctuations relative to the U.S. dollar, (8) changes in capital availability or cost, including interest rate fluctuations and the ability of the Company to refinance debt on favorable terms, (9) the general political, economic and competitive conditions in markets and countries where the Company has operations, including uncertainties related to Brexit, economic and social conditions, disruptions in the supply chain, competitive pricing pressures, inflation or deflation, changes in tax rates and laws, natural disasters and weather, (10) the impact of COVID-19 and the various governmental, industry and consumer actions related thereto, (11) the Company’s ability to generate sufficient future cash flows to ensure the Company’s goodwill is not impaired, (12) consumer preferences for alternative forms of packaging, (13) cost and availability of raw materials, labor, energy and transportation, (14) consolidation among competitors and customers, (15) unanticipated expenditures with respect to data privacy, environmental, safety and health laws, (16) unanticipated operational disruptions, including higher capital spending, (17) the Company’s ability to further develop its sales, marketing and product development capabilities, (18) the failure of the Company’s joint venture partners to meet their obligations or commit additional capital to the joint venture, (19) the ability of the Company and the third parties on which it relies for information technology system support to prevent and detect security breaches related to cybersecurity and data privacy, (20) changes in U.S. trade policies, and the other risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and any subsequently filed Annual Report on Form 10-K, Quarterly Reports on Form 10-Q or the Company’s other filings with the Securities and Exchange Commission.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk at September 30, 2020 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.

As required by Rule 13a-15(d) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to material affect, the Company’s internal control over financial reporting. Although the Company has modified its workplace practices globally due to the COVID-19 pandemic, resulting in most of its administrative employees working remotely, this has not materially affected its internal control over financial reporting. The Company is continually monitoring and assessing the COVID-19 situation on its internal controls to minimize the impact on their design and operating effectiveness.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

For further information on legal proceedings, see Note 11 to the Condensed Consolidated Financial Statements, “Contingencies,” that is included in Part I of this Quarterly Report and incorporated herein by reference.

Item 1A. Risk Factors.

Other than below, there have been no material changes in risk factors at September 30, 2020 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not purchase any shares of its common stock for the three months ended September 30, 2020. The Company has $380 million remaining for repurchases pursuant to authorization by its Board of Directors in January 2018 to purchase up to $400 million of the Company's common stock along with an authorization by its Board of Directors in November 2018 to purchase an additional $313 million of the Company’s common stock.

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

Exhibit 101

Financial statements from the Quarterly Report on Form 10-Q of O-I Glass, Inc. for the quarter ended September 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

O-I GLASS, INC.

Date	October 28, 2020	By	/s/ John A. Haudrich
John A. Haudrich
Senior Vice President and Chief Financial Officer