Form 10-K
period 2020-12-31
O-I Glass, Inc. /DE/
filed 2021-02-16
CIK 812074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value (based on the consolidated tape closing price on June 30, 2020) of the voting and non-voting common equity held by non-affiliates of the Company was approximately $897,396,000. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors and executive officers of the Company. Such interpretation is not intended to be, and should not be construed to be, an admission by the Company or such directors or executive officers of the Company that such directors and executive officers of the Company are “affiliates,” as that term is defined under the Securities Act of 1934.

The number of shares of common stock, $.01 par value of O-I Glass, Inc. outstanding as of January 31, 2021 was 157,440,512.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the O-I Glass, Inc. Proxy Statement for the Annual Meeting of Share Owners to be held Tuesday, May 11, 2021 (“2021 Proxy Statement”) are incorporated by reference into Part III hereof.

PART I

ITEM 1. BUSINESS

General Development of Business

O-I Glass, Inc., a Delaware corporation (the “Company”), through its subsidiaries, is the successor to a business established in 1903. The Company is one of the leading manufacturers of glass containers in the world with 72 glass manufacturing plants in 20 countries. It competes in the glass container segment of the rigid packaging market and is the leading glass container manufacturer in most of the countries where it has manufacturing facilities.

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

The Corporate Modernization was conducted pursuant to Section 251(g) of the General Corporation Law of the State of Delaware, which permits the creation of a holding company through a merger with a direct or indirect wholly owned subsidiary of the constituent corporation without stockholder approval. The Corporate Modernization involved a series of transactions (together with certain related transactions, the “Corporate Modernization”) pursuant to which (1) O-I formed a new holding company, O-I Glass, as a direct wholly owned subsidiary of O-I and a sister company to Owens-Illinois Group, Inc. (“O-I Group”), (2) O-I Glass formed a new Delaware limited liability company, Paddock, as a direct wholly owned subsidiary of O-I Glass, (3) O-I merged with and into Paddock, with Paddock continuing as the surviving entity and as a direct wholly owned subsidiary of O-I Glass (the “Merger”) and (4) Paddock distributed 100% of the capital stock of O-I Group to O-I Glass, as a result of which O-I Group is a direct wholly owned subsidiary of O-I Glass and sister company to Paddock.

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

On January 6, 2020, Paddock voluntarily filed for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware to equitably and finally resolve all of its current and future asbestos-related claims. O-I Glass and O-I Group were not included in the Chapter 11 filing. Paddock’s ultimate goal in its Chapter 11 case is to confirm a plan of reorganization under Section 524(g) of the Bankruptcy Code and utilize this specialized provision to establish a trust that will address all current and future asbestos-related claims. Paddock now operates in the ordinary course under court protection from Asbestos Claims (as defined herein) by operation of the automatic stay in Paddock’s Chapter 11 filing, which stays ongoing litigation and submission of claims to Paddock, defers payment of outstanding obligations on account of settled or otherwise determined lawsuits and claims, and will provide a centralized forum to resolve presently pending and anticipated future lawsuits and claims associated with asbestos.

For a discussion of the effects of the Corporate Modernization and Paddock’s Chapter 11 proceedings on the Company’s financial statements, see Item 1A, Risk Factors – “Corporate Modernization,” “Subsidiary Bankruptcy” and “Asbestos-Related Liability,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 15 to the Company’s Consolidated Financial Statements.

Company Strategy

The Company’s vision is to be the most innovative, sustainable, and chosen supplier of brand-building packaging solutions. Its goal is to grow the business and create value for employees, customers, share owners and the community. The Company will realize its vision and goal by achieving its five strategic ambitions including:

●	To profitably grow the top line through effective innovation, marketing, and commercialization and excel at serving current customers by significantly improving the customer experience; aligning its activity with customers’ needs and market dynamics; improving quality and flexibility; elevating innovation and new product development; improving its environmental profile; advocating and marketing glass; advancing end-to-end supply chain capabilities, processes, and talent; and enabling profitable growth;

●	To be cost competitive by elevating year-over-year productivity across the business by ensuring asset stability and total systems cost management; elevating factory performance, efficiency, and profitability; leveraging automation and improving quality; cultivating concepts that extend current or create new competitive advantages; and focusing on continuous improvement across all aspects of the business;

●	To disrupt current industry dynamics by creating a new paradigm with MAGMA by leveraging innovation and developing breakthrough technology; commercializing MAGMA; and enabling the full value chain for glass;

●	To become the most sustainable rigid packaging producer by repositioning its Environmental, Social and Governance (ESG) profile, improving its environmental performance; increasing recycling; and actively communicating and advocating for glass packaging;

●	To be a simple, agile, diverse, inclusive, and performance-based organization energized by engaged employees by elevating organizational focus; driving performance, culture, and engagement of its people; developing talent; strengthening diversity and inclusion in the work place; and embedding flexibility to follow market needs and changes.

Reportable Segments

Historically, the Company had three reportable segments based on its geographic locations: Americas, Europe and Asia Pacific. These three segments are aligned with the Company’s internal approach to managing, reporting, and evaluating performance of its global glass operations.

On July 31, 2020, the Company completed the sale of its Australia and New Zealand (“ANZ”) businesses, which comprised the majority of its businesses in the Asia Pacific region (approximately 85% of net sales in that region for the full year 2019), to Visy Industries Holdings Pty Ltd. (“Visy”).  After the sale of the ANZ businesses, the remaining businesses in the Asia Pacific region do not meet the criteria of an individually reportable segment. Thus, after 2020, the Company will no longer report results for the Asia Pacific reportable segment. For the historical periods presented in this report, the results for the Asia Pacific reportable segment reflect only the results of the ANZ businesses. The sales and operating results of the other businesses that historically comprised the Asia Pacific segment, and that have been retained by the Company, have been reclassified to Other sales and Retained corporate costs and other, respectively.

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

Customers

In most of the countries where the Company competes, it has the leading position in the glass container segment of the rigid packaging market based on sales revenue. The Company’s largest customers consist mainly of the leading global food and beverage manufacturers, including (in alphabetical order) Anheuser-Busch InBev, Brown-Forman, Carlsberg, Coca-Cola, Constellation, Diageo, Heineken, Molson Coors, Nestle, and PepsiCo.

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

Sales and Markets

The Company’s principal markets for glass container products are in the Americas and Europe with select operations remaining in the Asia Pacific region after the sale of its ANZ businesses.

Americas. The Company has 35 glass container manufacturing plants in the Americas region located in Argentina, Brazil, Canada, Colombia, Ecuador, Mexico, Peru, the U.S. and interests in three joint ventures that manufacture glass containers. Also, the Company has a distribution facility in the U.S. used to import glass containers from its business in Mexico. The Company has the leading share of the glass container segment of the U.S. rigid packaging market, based on sales revenue by domestic producers. In South America and Mexico, the Company maintains a diversified portfolio serving several markets, including alcoholic beverages (beer, wine and spirits), non-alcoholic beverages and food, as well as a large infrastructure for returnable/refillable glass containers.

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

Europe. The Company is one of the leaders in the glass container segment of the rigid packaging market in the European countries in which it operates, with 34 glass container manufacturing plants located in the Czech Republic, Estonia, France, Germany, Hungary, Italy, the Netherlands, Poland, Spain and the United Kingdom. These plants primarily produce glass containers for the alcoholic beverages (beer, wine and spirits), non-alcoholic beverages and food markets in these countries. The Company also has interests in two joint ventures that manufacture glass containers in Italy. Throughout Europe, the Company competes directly with a variety of glass container manufacturers including Verallia, Ardagh Group, Vetropack, Vidrala and BA Vidro.

Asia Pacific. After 2020, the Company will no longer report results for the Asia Pacific reportable segment due to the sale of most of this segment. On July 31, 2020, the Company completed the sale of its ANZ businesses, which comprised the majority of its businesses in the Asia Pacific region (approximately 85% of net sales in that region for the full year 2019), to Visy.  After the sale of the ANZ businesses, the remaining businesses in the Asia Pacific region, which consist of three plants and a joint venture, do not meet the criteria of an individually reportable segment.

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

Seasonality

Sales of many glass container products such as beer, beverages and food are seasonal. Shipments in North America and Europe are typically greater in the second and third quarters of the year, while shipments in Latin America are typically greater in the third and fourth quarters of the year.

Manufacturing

The Company has 72 glass manufacturing plants. It constantly seeks to improve the productivity of these operations through the systematic upgrading of production capabilities, sharing of best practices among plants and effective training of employees.

The Company also provides engineering support for its glass manufacturing operations through facilities located in the U.S., Poland and Peru.

Suppliers and Raw Materials

The primary raw materials used in the Company’s glass container operations are sand, soda ash, limestone and recycled glass. Each of these materials, as well as the other raw materials used to manufacture glass containers, has historically been available in adequate supply from multiple sources.

Energy

The Company’s glass container operations require a continuous supply of significant amounts of energy, principally natural gas, fuel oil and electrical power. Adequate supplies of energy are generally available at all of the Company’s manufacturing locations. Energy costs typically account for 10% to 20% of the Company’s total manufacturing costs, depending on the cost of energy, the type of energy available, the factory location and the particular energy requirements. The percentage of total cost related to energy can vary significantly because of volatility in market prices, particularly for natural gas and fuel oil in volatile markets such as North America and Europe.

In the Americas’ businesses in the U.S. and Canada, more than 90% of the sales volume is represented by customer contracts that contain provisions that pass the commodity price of natural gas to the customer, effectively reducing the region’s exposure to changing natural gas market prices. In the Americas’ business in South America and Mexico, there is a combination of fixed price contracts, as well as energy pricing linked to variable commodities pricing. Also, in these countries, customer contracts generally allow for annual price adjustments for inflation, variability in energy costs, and foreign currency variation.

In Europe, the Company enters into long-term contracts for a significant amount of its energy requirements. These contracts have terms that range from one to five years.

Research, Development and Engineering

Research, development and engineering constitute important parts of the Company’s technical activities. The Company primarily focuses on advancements in the areas of product innovation, manufacturing process control, melting technology, automatic inspection, light-weighting and further automation of manufacturing activities. The Company has increased its focus on advancing melting technology with investments in modular glass melting furnaces. The Company’s investments in this new technology, known as the MAGMA program, seek to reduce the amount of capital required to install, rebuild and operate its furnaces. This new melting technology is also focused on the ability of these assets to be more easily turned on and off or adjusted based on seasonality and customer demands. The Company’s research and development activities are conducted principally at its corporate facilities in Perrysburg, Ohio.

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

Sustainability, the Environment and Workplace Safety

The Company is committed to sustainability, including reducing the impact its products and operations have on the environment. As part of this commitment, the Company has set sustainability targets, including some for increasing the use of recycled glass in its manufacturing process and reducing energy consumption and carbon dioxide equivalent (“CO2”) emissions, and aligned its sustainability ambitions with the United Nations Sustainable Development Goals. Some specific actions taken by the Company include expanding sustainability corporate governance at the board level, appointing a Chief Sustainability Officer who reports to the CEO, establishing a global sustainability network, working with governments and other organizations to establish and financially support recycling initiatives, partnering with other entities throughout the supply chain to improve the effectiveness of recycling efforts, reducing the weight of glass packaging and investing in research and development to reduce energy consumption in its manufacturing process. The Company invests in technology and training to improve safety, reduce energy use, decrease emissions and increase the amount of cullet, or recycled glass, used in the production process.

In addition, the Company is committed to ensuring the health and safety of its employees, as well as contractors and visitors in all of the Company’s facilities. Hazards in the workplace are actively identified and management tracks incidents so remedial actions can be taken to improve workplace safety. The coronavirus disease 2019 (“COVID-19”) pandemic has underscored the importance of keeping the Company’s employees safe and healthy. In response to the pandemic, the Company has taken actions aligned with the World Health Organization and the Centers for Disease Control and Prevention to protect its workforce so they can more safely and effectively perform their work.

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

Glass Recycling, Deposit Return Systems, and Extended Producer Responsibility

The Company is an important contributor to recycling efforts worldwide and is among the largest users of recycled glass. If sufficient high-quality recycled glass were available on a consistent basis, the Company has the technology to make glass containers containing a high proportion of recycled glass. Using recycled glass in the manufacturing process reduces energy costs and impacts the operating life and efficiency of the glass melting furnaces.

In the U.S., Canada, Europe and elsewhere, government authorities have adopted or are considering legal requirements, including Extended Producer Responsibility (“EPR”) frameworks. EPR and other packaging recycling regulations may impose fees, mandate certain recycling rates, require minimum use of recycled materials, or result in limitations on or preferences for certain types of packaging. The Company believes that governments worldwide will continue to develop and enact legal requirements guiding customer and end-consumer packaging choices.

Sales of beverage containers are affected by governmental regulation of packaging, including deposit-return system (“DRS”) laws and EPR regulations. As of December 31, 2020, there were a number of U.S. states, Canadian provinces and territories and European countries with some form of legal regulation that imposes fees on producers or consumers of various packaging, including glass containers. The structure and enforcement of such laws and regulations can impact the sales of beverage containers in a given jurisdiction. Such laws and regulations also impact the availability of post-consumer recycled glass for the Company to use in container production.

Countries, states, and localities in all geographies in which the Company operates have recently considered or are now considering new EPR regulations, various laws and regulations to change curbside recycling, modify or create DRS laws, and create alternatives to traditional recycling systems. Although there is no clear trend in the direction of these various activities, the Company believes these legal and regulatory activities will impact the price and supply of recycled glass. As a large user of recycled glass for making new glass containers, the Company has an interest in laws and regulations impacting the supply of such material in its markets.

Climate Change and Air Emissions

Governments globally are increasingly considering a variety of mandatory or voluntary (e.g. Paris Climate Accord) climate-change or environmental regulatory and legal requirements. The Company is unable to predict what climate-change or environmental legal requirements may be adopted in the future. However, the Company continually monitors its operations in relation to climate-change risks and environmental impacts and invests in environmentally friendly and emissions-reducing projects. As such, the Company has made significant expenditures for environmental improvements at certain of its facilities over the last several years; however, these expenditures did not have a material adverse effect on the Company’s results of operations or cash flows. The Company is unable to predict the impact of future environmental legal requirements on its results of operations or cash flows.

In Europe, the European Union Emissions Trading Scheme is in effect to facilitate emissions reduction. The Company’s manufacturing facilities which operate in EU countries must restrict the volume of their CO2 emissions to the level of their individually allocated emissions allowances as set by country regulators. If the actual level of emissions for any facility exceeds its allocated allowance, additional allowances can be bought to cover deficits; conversely, if the actual level of emissions for any facility is less than its allocation, the excess allowances can be sold. Should the regulators significantly restrict the number of emissions allowances available, it could have a material effect on the Company’s results.

In the Americas, the U.S. and Canada have engaged in significant legislative and regulatory activities relating to greenhouse gas (“GHG”) emissions for years at the federal, state and provincial levels of government. In the U.S., the Environmental Protection Agency (the “EPA”) regulates emissions of GHG air pollutants under the Clean Air Act, which grants the EPA authority to establish limits for certain air pollutants and to require compliance, levy penalties and bring civil judicial action against violators. The EPA’s GHG regulations continue to evolve, as the structure and scope of the regulations are often the subject of litigation and federal legislative activity. New GHG regulations in any country or state in the U.S. where the Company operates could have a significant long-term impact on the Company’s operations that are affected by such regulations. The state of California in the U.S., the Canadian federal government and the province of Quebec have adopted cap-and-trade legislation aimed at reducing GHG emissions. In Mexico and other South American countries, national and local governments are also considering potential regulations to reduce GHG emissions.

Workplace Safety

In the U.S., the Company is subject to various state and federal regulatory agencies, such as the Occupational Safety and Health Administration (OSHA), that assure safe and healthy working conditions by setting and enforcing standards and by providing training, outreach, education and assistance. Similar regulatory agencies focused on employee safety exist in other countries in which the Company operates around the world.

The Company is unable to predict what workplace safety legal requirements may be adopted in the future. However, the Company continually monitors its operations in relation to workplace safety and invests in projects to enhance employee safety. As such, the Company has made significant expenditures for workplace safety improvements at certain of its facilities over the last several years; however, these expenditures did not have a material adverse effect on the Company’s results of operations or cash flows. The Company expects to see continued improvement in health and safety as a result of these projects. The Company is unable to predict the impact of future health and safety legal requirements on its results of operations or cash flows.

Human Capital Resources

The Company’s success depends on its ability to attract, develop and retain key personnel. The skills, experience and industry knowledge of key employees significantly benefit the Company’s operations and performance. The Company has approximately 25,000 employees and 72 plants spread across 20 countries. Led by its people’s knowledge and ambition, the Company is innovating to meet its customers’ ever-evolving needs to help build their brands and become valued partners. To facilitate talent attraction and retention, the Company provides a safe, inclusive, diverse, motivating and collaborative work environment with opportunities for its employees to grow and develop in their careers, supported by strong compensation, benefits and health and wellness programs, and by programs that build connections between its employees and their communities.

The Company is committed to a culture of respect and integrity and believes it is better when it reflects the diversity of the world it serves, leading to a broader range of perspectives that yield superior decisions and outcomes. The Company is expanding its employee development programs, with significant focus on leadership development and a greater level of diversity. The Company is focused on increasing all aspects of diversity across its management team, which includes taking steps to increase the representation of women in senior leadership roles. To assess and improve employee retention and engagement, the Company surveys employees with the assistance of third-party consultants, and takes actions to address areas of employee concern.

A significant portion of the Company’s employees in the Americas are hourly workers covered by collective bargaining agreements. In Europe, a large number of the Company’s employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S. Such employment rights require the Company to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. The Company considers its employee relations to be good and does not anticipate any material work stoppages in the near term.

The Company continues to emphasize collaboration, leveraging its knowledge and expertise, increasing accountability, and aligning incentives with the right results, with a focus on one team, one enterprise and one plan. The Company believes successful execution along these lines will lead to enhanced value for share owners, customers, and employees.

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

Information About our Executive Officers

In the following table, the Company sets forth certain information regarding those persons currently serving as executive officers of O-I Glass, Inc. as of February 16, 2021.

Name and Age	Position
Andres A. Lopez (58)

Chief Executive Officer since January 2016; President, Glass Containers and Chief Operating Officer 2015; Vice President and President of O-I Americas 2014–2015; Vice President and President of O-I South America 2009–2014; Vice President of Global Manufacturing and Engineering 2006 – 2009.

Darrow Abrahams (47)

Senior Vice President, General Counsel and Corporate Secretary since September 2020; Deputy General Counsel April 2020 – August 2020; Associate General Counsel, Dispute Resolution 2017 – 2020; Assistant General Counsel, Litigation 2015 – 2017; Senior Litigator 2012 – 2015.

Arnaud Aujouannet (51)

Senior Vice President and Chief Sales and Marketing Officer since October 2017; Vice President of Sales and Marketing, Europe 2015 – 2017. Previously Commercial Associate Director, Oral Care Europe for Procter & Gamble, a multi-national consumer goods company 2012 – 2015; Global Sales & Marketing Chief Sales & Marketing Officer, Swiss Precision Diagnostic/Clearblue (a Procter & Gamble Joint Venture) 2009 – 2012.

Giancarlo Currarino (44)

Senior Vice President, Chief Technical Operation Officer since July 2020; Senior Vice President and Chief Technology and Supply Chain Officer 2016 –2020; Vice President and Chief Technology Officer 2012 – 2016; Vice President of Global Engineering 2011 – 2012.

John A. Haudrich (53)

Senior Vice President and Chief Financial Officer since April 2019; Senior Vice President and Chief Strategy and Integration Officer 2015 – 2019; Vice President and Acting Chief Financial Officer 2015; Vice President Finance and Corporate Controller 2011 – 2015; Vice President of Investor Relations 2009 – 2011.

Vitaliano Torno (62)

President, Business Operations and O-I Europe since July 2020; President, O-I Europe 2016–2020; Managing Director, O-I Europe 2015; Vice President, European countries 2013 – 2015; Vice President, Marketing and sales, Europe 2010 – 2013.

ITEM 1A. RISK FACTORS

Risks Related to the Company’s Business and Industry

The COVID-19 pandemic has resulted, and may likely continue to result in material adverse effects on the Company's business, financial position, liquidity, results of operations and cash flows.

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

The COVID-19 pandemic may also have the effect of heightening many of the other risks described in this annual report on Form 10-K for the year ended December 31, 2020, such as those relating to the Company's ability to service its indebtedness; the restrictions placed on the Company under its existing indebtedness; fluctuations in foreign exchange rates; international operations; changes in consumer demand; the global economic environment; operational disruptions; the availability and cost of raw materials; joint ventures; cybersecurity and data privacy; and goodwill; among others.

The degree to which the COVID-19 pandemic and related actions will ultimately impact the Company's business, financial position, liquidity, results of operations and cash flows will depend on factors that are beyond its control, highly uncertain and cannot be predicted, including, but not limited to, the continued spread, duration and severity of the COVID-19 pandemic; the occurrence, spread, duration and severity of any subsequent wave or waves of outbreaks after the initial outbreak has subsided; the actions taken by the U.S. and foreign governments to contain the COVID-19 pandemic, address its impact or respond to the reduction in global and local economic activity; the occurrence, duration and severity of a global, regional or national recession, depression or other sustained adverse market event; the impact of the developments described above on the Company’s customers and suppliers; and how quickly and to what extent normal economic and operating conditions can resume.

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

New Glass Melting Technologies—The Company’s inability to develop or apply new glass melting technology may affect its competitiveness.

The Company’s success depends partially on its ability to improve its glass melting technology. This technology, known as the MAGMA program, seeks to reduce the amount of capital required to install, rebuild and operate the Company’s furnaces. This new technology is also focused on the ability of these assets to be more easily turned on and off or adjusted based on seasonality and customer demand. If the Company is unable to continue to improve this glass melting technology through research and development or licensing of new technology, the Company may not be able to remain competitive with other packaging manufacturers. As a result, its business, financial condition or results of operations could be adversely affected.

Energy Costs—Higher energy costs worldwide and interrupted power supplies may have a material adverse effect on operations.

Electrical power, natural gas, and fuel oil are vital to the Company’s operations as it relies on a continuous energy supply to conduct its business. Depending on the location and mix of energy sources, energy accounts for 10% to 20% of total manufacturing costs. Substantial increases and volatility in energy costs could cause the Company to experience a significant increase in operating costs, which may have a material adverse effect on operations.

Operational Disruptions—Profitability could be affected by unanticipated operational disruptions.

The Company’s glass container manufacturing process is asset intensive and includes the use of large furnaces and machines. The Company periodically experiences unanticipated disruptions to its assets, and these events can have an adverse effect on its business operations and profitability. The impacts of these operational disruptions include, but are not limited to, higher maintenance, production changeover and shipping costs, higher capital spending, as well as lower absorption of fixed costs during periods of extended downtime. The Company maintains insurance policies in amounts and with coverage and deductibles that are reasonable and in line with industry standards; however, this insurance coverage may not be adequate to protect the Company from all liabilities and expenses that may arise.

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

In addition, the Company purchases its soda ash raw materials in U.S. dollars in South America and Mexico. Given fluctuations in foreign currency exchange rates, this may cause these regions to experience inflationary or deflationary impacts to their raw material costs.

Seasonality—Profitability could be affected by varied seasonal demands.

Due principally to the seasonal nature of the consumption of beer and other beverages, for which demand is stronger during the summer months, sales of the Company’s products have varied and are expected to vary by quarter. Shipments in North America and Europe are typically greater in the second and third quarters of the year, while shipments in South America are typically greater in the third and fourth quarters of the year. Unseasonably cool weather during peak demand periods can reduce demand for certain beverages packaged in the Company’s containers.

Joint Ventures—Failure by joint venture partners to observe their obligations could have a material adverse effect on operations.

A portion of the Company’s operations is conducted through joint ventures, including joint ventures in the Americas and Europe segments and one joint venture in the Asia Pacific region that is included in Retained corporate costs and other. If the Company’s joint venture partners do not observe their obligations or are unable to commit additional capital to the joint ventures, it is possible that the affected joint venture would not be able to operate in accordance with its business plans, which could have a material adverse effect on the Company’s financial condition and results of operations.

Labor Relations—Some of the Company’s employees are unionized or represented by workers’ councils.

The Company is party to a number of collective bargaining agreements with labor unions, which at December 31, 2020, covered approximately 74% of the Company’s employees in the U.S. and Canada. The principal collective bargaining agreement, which at December 31, 2020 covered approximately 77% of the Company’s union-affiliated employees in U.S. and Canada, will expire on March 31, 2022. Approximately 80% of employees in South America and Mexico are covered by collective bargaining agreements. The collective bargaining agreements in South America and Mexico have varying terms and expiration dates. Upon the expiration of any collective bargaining agreement, if the Company is unable to negotiate acceptable contracts with labor unions, it could result in strikes by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. In Europe, a large number of the Company’s employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S. Such employment rights require the Company to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, most of the Company’s employees in Europe are represented by workers’ councils that must approve any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure the Company’s workforce. In addition, if the Company’s employees were to engage in a strike or other work stoppage, the Company could experience a significant disruption of operations and/or higher ongoing labor costs, which may have a material adverse effect on operations.

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

The Company may consider strategic transactions, including acquisitions that will complement, strengthen and enhance growth in its worldwide glass operations. The Company evaluates opportunities on a preliminary basis from time-to-time, but these transactions may not advance beyond the preliminary stages or be completed. Such acquisitions are subject to various risks and uncertainties, including:

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

Goodwill—A significant write-down of goodwill would have a material adverse effect on the Company’s reported results of operations and net worth.

Goodwill at December 31, 2020 totaled $1.95 billion, representing approximately 22% of total assets. The Company evaluates goodwill annually (or more frequently if impairment indicators arise) for impairment using the required business valuation methods. These methods include the use of a weighted average cost of capital to calculate the present value of the expected future cash flows of the Company’s reporting units. Future changes in the cost of capital, expected cash flows, or other factors may cause the Company’s goodwill to be impaired, resulting in a non-cash charge against results of operations to write-down goodwill for the amount of the impairment. If a significant write down is required, the charge would have a material adverse effect on the Company’s reported results of operations and net worth. For example, the Company recorded a non-cash impairment charge of $595 million in the third quarter of 2019, which was equal to the excess of the North American reporting unit's carrying value over its fair value. The goodwill related to the North America reporting unit remains the reporting unit that has the greatest risk of future impairment charges given the difference (approximately 19%) between the business enterprise value and carrying value of this reporting unit as of October 1, 2020.

Pension Funding—An increase in the underfunded status of the Company’s pension plans could adversely impact the Company’s operations, financial condition and liquidity.

The Company contributed $103 million, $33 million and $34 million to its defined benefit pension plans in 2020, 2019 and 2018, respectively. The amount the Company is required to contribute to these plans is determined by the laws and regulations governing each plan, and is generally related to the funded status of the plans. A deterioration in the value of the plans’ investments or a decrease in the discount rate used to calculate plan liabilities generally would increase the underfunded status of the plans. An increase in the underfunded status of the plans could result in an increase in the Company’s obligation to make contributions to the plans, thereby reducing the cash available for working capital and other corporate uses, and may have an adverse impact on the Company’s operations, financial condition and liquidity.

Risks Related to the Corporate Modernization

Corporate Modernization—The Company may not obtain the anticipated benefits of the Corporate Modernization.

The Company implemented the Corporate Modernization on December 26 and 27, 2019. On December 27, 2019, the Company announced the adoption of a new holding company structure whereby O-I Glass became the new parent entity with O-I Group and Paddock as direct, wholly owned subsidiaries. The Company’s legacy asbestos-related liabilities and certain other liabilities remained within Paddock, while the Company’s glass-making operations remained under O-I Group. The Company believes that the Corporate Modernization improves the Company’s operating efficiency and cost structure, while ensuring the Company remains well-positioned to address its legacy liabilities. The anticipated benefits of the Corporate Modernization may not be obtained if circumstances prevent the Company from taking advantage of the strategic and business opportunities that the Company expects from the Corporate Modernization transactions. As a result, the Company may incur the costs of a corporate reorganization without realizing the anticipated benefits, which could adversely affect the Company’s reputation, financial condition, and operating results. The Company’s management has dedicated, and will continue to dedicate, significant effort to implementing the Corporate Modernization. These efforts may divert management’s focus and resources from the Company’s business, corporate initiatives, or strategic opportunities, which could have an adverse effect on the Company’s businesses, results of operations, financial condition, or prospects.

As a result of the Corporate Modernization, the name of the Company’s parent holding company changed from Owens-Illinois, Inc. to O-I Glass, Inc. The reorganization efforts related to the Corporate Modernization could confuse and distract the Company’s customers, suppliers and employees. In addition, these reorganization efforts could adversely affect or delay the Company’s development and introduction of new products and technologies, result in the loss of management, technical, or other key personnel, disrupt the Company’s supplier or customer relationships, jeopardize its supplier or sales channels and the Company’s branding and marketing efforts, and increase administrative expense, all of which could affect the Company’s profitability.

For a discussion of the effects of the Corporate Modernization on the Company’s financial statements, see Item 1, “Corporate Modernization and Paddock’s Chapter 11 Filing” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Subsidiary Bankruptcy—The Company’s subsidiary, Paddock, has filed a petition to resolve asbestos litigation and asbestos-related claims under Chapter 11 of the Bankruptcy Code. Risks and uncertainties related to this filing could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

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

For a further discussion of the Chapter 11 proceedings and Paddock’s legacy liabilities, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 15 to the Consolidated Financial Statements, included in this report.

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

From 1948 to 1958, one of the Company’s former business units commercially produced and sold approximately $40 million of a high-temperature, calcium silicate based pipe and block insulation material containing asbestos. The Company exited the insulation business in April 1958. Historically, the Company received claims from individuals alleging bodily injury and death as a result of exposure to asbestos from this product (“Asbestos Claims”). Some Asbestos Claims were brought as personal injury lawsuits that typically allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and, in some cases, punitive damages. Predominantly, however, Asbestos Claims were presented to O-I under administrative claims-handling agreements, which O-I had in place with many plaintiffs’ counsel throughout the country.

Beginning with the initial liability of $975 million established in 1993, O-I had accrued a total of approximately $5.0 billion through 2019, before insurance recoveries, for its asbestos-related liability. O-I’s ability to estimate its liability had been significantly affected by, among other factors, the volatility of asbestos-related litigation in the United States, the significant number of co-defendants that have filed for bankruptcy, the inherent uncertainty of future disease incidence, the claiming patterns against O-I, the significant expansion of the defendants that are in the litigation, and the continuing changes in the way in which these defendants participate in the resolution of the cases in which O-I was also a defendant.

For many years, O-I conducted an annual comprehensive legal review of its asbestos-related liabilities and costs in connection with finalizing its annual results of operations. In May 2016, O-I revised its method for estimating its asbestos-related liabilities in connection with finalizing and reporting its restated results of operations for the three years ended December 31, 2015. The revised method estimated the total future costs for O-I’s asbestos-related liability. Under this method, O-I provided historical Asbestos Claims’ data to a third party with expertise in determining the impact of disease incidence and mortality on future filing trends to develop information to assist O-I in estimating the total number of future Asbestos Claims likely to be asserted against O-I. O-I used this estimate, along with an estimation of disposition costs and related legal costs, as inputs to develop its best estimate of its total probable liability. The revised methodology led O-I to conclude that an asbestos-related liability of $486 million was required as of December 31, 2019.

Following the Corporate Modernization transactions, asbestos-related liabilities that were previously paid by O-I now reside at Paddock. The Company undertook the Corporate Modernization transactions, which resulted in the legacy liabilities of O-I residing within Paddock, separate from the active operations of the Company’s subsidiaries, while fully maintaining Paddock’s ability to access the value of those operations to support its legacy liabilities through the support agreement. The Corporate Modernization transactions also helped ensure that Paddock has the same ability to fund the costs of defending and resolving present and future Asbestos Claims as O-I previously did, through Paddock’s retention of its own assets to satisfy these claims and through its access to additional funds from the Company through the support agreement. The Company anticipates that, as a result of Paddock’s Chapter 11 filing, Paddock’s asbestos-related liabilities will be assessed and ultimately paid out in connection with a confirmed Chapter 11 plan of reorganization.

The Company continues to believe that Paddock’s ultimate asbestos-related liabilities cannot be estimated with certainty at this time. Historically, as part of its annual comprehensive legal reviews, the Company has reviewed its estimate of total asbestos-related liability, unless significant changes in trends or new developments warranted an earlier review. Such reviews resulted in significant adjustments to the liability accrued at the time of the review. For example, for the years ended December 31, 2019 and 2018, the Company’s comprehensive legal review of asbestos-related liabilities resulted in charges of $35 million and $125 million, respectively.

The significant assumptions underlying the material components of the Company’s historical accruals have been:

a)settlements will continue to be limited almost exclusively to claimants who were exposed to the Company’s asbestos containing insulation prior to its exit from that business in 1958;
b)Asbestos Claims will continue to be resolved primarily under the Company’s administrative claims-handling agreements, which are currently suspended as a result of Paddock’s Chapter 11 filing, or on terms comparable to those set forth in those agreements;
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

See “Critical Accounting Estimates” and Note 15 to the Consolidated Financial Statements for additional information about the Company’s asbestos-related liability.

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

Risks Related to Information Technology, Cybersecurity and Data Privacy

Information Technology—Failure or disruption of the Company’s information technology, or those of third parties, could have a material adverse effect on its business and the results of operations.

The Company employs information technology (“IT”) systems and networks to support the business and relies on them to operate its plants, to communicate with its employees, customers and suppliers, to store sensitive business information and intellectual property, and to report financial and operating results. As with any IT system, the Company’s IT system, or any third-party system on which the Company relies, could fail on its own accord or may be vulnerable to a variety of interruptions due to events, including, but not limited to, natural disasters, terrorist attacks, power outages, fire, sabotage, equipment failures, cybersecurity vulnerabilities, and cyber-related attacks or computer crimes, any of which could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

Cybersecurity and Data Privacy—Security breaches could disrupt the Company’s business operations, result in the loss of critical and confidential information, and have a material adverse effect on its business, reputation and results of operations.

The Company has been subject to cyberattacks in the past, including phishing and malware incidents, and although no such attack has had a material adverse effect on its business, this may not be the case with future attacks. As the prevalence of cyberattacks continues to increase, the Company’s IT systems, or those of third parties, may be subject to increased security threats, and the Company may incur additional costs to upgrade and maintain its security measures in place to prevent and detect such threats. The Company’s security measures may be unable to prevent certain security breaches, and any such breaches could result in transactional errors, business disruptions, loss of or damage to intellectual property, loss of customers and business opportunities, unauthorized access to or disclosure of confidential or personal information (which could cause a breach of applicable data protection legislation), regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensatory costs, and additional compliance costs, any of which could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. Any resulting costs or losses may not be covered by, or may exceed the coverage limits of, the Company’s cyber insurance.

The Company is increasingly reliant on third parties to provide software, support and management with respect to its IT systems. The security and privacy measures the Company’s vendors implement may not be sufficient to prevent and detect cyberattacks that could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. While the Company’s IT vendor agreements typically contain provisions that seek to eliminate or limit the Company’s exposure to liability for damages from a cyberattack, there can be no assurance that such provisions will withstand legal challenges or cover all or any such damages. If the Company’s business continuity and/or disaster recovery plans do not effectively and timely resolve issues resulting from a cyberattack, the Company may suffer material adverse effects on its financial condition, results of operations and cash flows.

In addition, new global privacy rules are being enacted and existing ones are being updated and strengthened. In May 2018, the European Union (EU) implemented the General Data Protection Regulation (GDPR) that stipulates data protection and privacy regulations for all individuals within the EU and the European Economic Area (EEA). The Company has significant operations in the EEA and is subject to the GDPR. The GDPR imposes several stringent requirements for controllers and processors of personal data and could make it more difficult and/or more costly for the Company to use and share personal data. Although the Company takes reasonable efforts to comply with all applicable laws and regulations, there can be no assurance that the Company will not be subject to regulatory action, including fines, in the event of an incident. To comply with the new data protection rules imposed by the GDPR and other applicable data protection legislation, the Company may be required to put in place additional mechanisms which could adversely affect its financial condition, results of operations and cash flows.

Risks Related to the Company’s Indebtedness

Substantial Leverage—The Company’s indebtedness could adversely affect the Company’s financial health.

The Company has a significant amount of debt. As of December 31, 2020 and December 31, 2019, the Company had approximately $5.1 billion and $5.6 billion of total debt outstanding, respectively.

The Company’s indebtedness could:

●Increase vulnerability to general adverse economic and industry conditions;
●Increase vulnerability to interest rate increases for the portion of the debt under the secured credit agreement;
●Require the Company to dedicate a substantial portion of cash flow from operations to payments on indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions, share repurchases, development efforts and other general corporate endeavors;
●Limit flexibility in planning for, or reacting to, changes in the Company’s business and the rigid packaging market;
●Place the Company at a competitive disadvantage relative to its competitors that have less debt; and
●Limit the Company’s ability to borrow additional funds.

Ability to Service Debt—To service its indebtedness, the Company will require a significant amount of cash. The Company’s ability to generate cash and refinance certain indebtedness depends on many factors beyond its control.

The Company’s ability to make payments on, to refinance its indebtedness and to fund working capital, capital expenditures, acquisitions, development efforts and other general corporate endeavors depends on its ability to generate cash in the future. The Company makes no assurance that it will generate sufficient cash flow from operations, or that future borrowings will be available under the secured credit agreement, in an amount sufficient to enable the Company to pay its indebtedness, or to fund other liquidity needs. If short-term interest rates increase, the Company’s debt service cost will increase because some of its debt is subject to short-term variable interest rates. At December 31, 2020, the Company’s debt, including interest rate swaps, that is subject to variable interest rates represented approximately 29% of total debt.

Further, in July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD-LIBOR for use in debt instruments, derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR, and organizations are currently working on industry wide and company specific transition plans as they relate to derivatives, debt and cash markets exposed to USD-LIBOR. Approximately 10% of the Company’s long-term indebtedness is indexed to USD-LIBOR and it is monitoring this activity and evaluating the related risks. Although an alternative to LIBOR has been contemplated in the Company’s bank credit agreement, it is unclear as to the new method of calculating LIBOR that may evolve, and this new method could adversely affect the Company’s interest rates on its indebtedness.

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

Risks Related to the Company’s International Operations

International Operations—The Company is subject to risks associated with operating in foreign countries.

The Company operates manufacturing and other facilities throughout the world. Net sales from non-U.S. operations totaled approximately $4.3 billion, representing approximately 71% of the Company’s net sales for the year ended December 31, 2020. As a result of its non-U.S. operations, the Company is subject to risks associated with operating in foreign countries, including:

●	Political, social and economic instability;
●	War, civil disturbance or acts of terrorism;
●	Outbreaks of pandemic disease, such as COVID-19;
●	Taking of property by nationalization or expropriation without fair compensation;
●	Changes in governmental policies and regulations;
●	Devaluations and fluctuations in currency exchange rates;
●	Imposition of limitations on conversions of foreign currencies into dollars or remittance of dividends and other payments by foreign subsidiaries;
●	Imposition or increases of withholding and other taxes on remittances and other payments by foreign subsidiaries;
●	Hyperinflation in certain foreign countries;
●	Impositions or increase of investment and other restrictions or requirements by foreign governments;
●	Loss or non-renewal of treaties or other agreements with foreign tax authorities;
●	Changes in tax laws, or the interpretation thereof, including those affecting foreign tax credits or tax deductions relating to the Company’s non-U.S. earnings or operations; and

●	Complying with the U.S. Foreign Corrupt Practices Act that prohibits companies and their intermediaries from engaging in bribery or other prohibited payments to foreign officials for the purposes of obtaining or retaining business or gaining an unfair business advantage and requires companies to maintain accurate books and records and effective internal controls.

The risks associated with operating in foreign countries may have a material adverse effect on operations.

Foreign Currency Exchange Rates—The Company is subject to the effects of fluctuations in foreign currency exchange rates, which could adversely impact the Company’s financial results.

The Company’s reporting currency is the U.S. dollar. A significant portion of the Company’s net sales, costs, assets and liabilities is denominated in currencies other than the U.S. dollar, primarily the Euro, Brazilian real, Colombian peso and Mexican peso. In its consolidated financial statements, the Company remeasures transactions denominated in a currency other than the functional currency of the reporting entity (e.g., soda ash purchases) and translates local currency financial results into U.S. dollars based on the exchange rates prevailing during the reporting period. During times of a strengthening U.S. dollar, the reported revenues and earnings of the Company’s international operations will be reduced because the local currencies will translate into fewer U.S. dollars. This could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

Brexit—The Company’s business may be impacted by the United Kingdom’s withdrawal from the European Union.

Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the European Union and ratified a trade and cooperation agreement governing its future relationship with the European Union. The agreement, which is being applied provisionally from January 1, 2021, until it is ratified by the European Parliament and the Council of the European Union, addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the United Kingdom and the European Union as both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal.

These developments, or the perception that any related developments could occur, have had and may continue to have a material adverse effect on global economic conditions and financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings have been and may continue to be subject to increased market volatility. Such volatility, and any adverse effect that Brexit has on the currency regimes to which the Company is subject, could adversely affect the Company’s sales volumes and costs. The Company has two manufacturing facilities in the United Kingdom. Further, the significant political and economic uncertainty surrounding Brexit may cause the Company’s customers to closely monitor their costs, terminate or reduce the scope of existing contracts, decrease or postpone currently planned contracts, or negotiate for more favorable deal terms, each of which may have a negative impact on the Company’s financial condition, results of operations and cash flows.

Risks Related to Legal and Regulatory Matters

Environmental Risks—The Company is subject to various environmental legal requirements and may be subject to new legal requirements in the future. These requirements may have a material adverse effect on operations.

The Company’s operations and properties are subject to extensive laws, ordinances, regulations and other legal requirements relating to environmental protection, including legal requirements governing investigation and clean up of contaminated properties as well as water discharges, air emissions, waste management and workplace health and safety. Such legal requirements frequently change and vary among jurisdictions. The Company’s operations and properties must comply with these legal requirements. These requirements may have a material adverse effect on operations.

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

Governmental authorities have also enacted, or are considering enacting, legal requirements restricting the volume of GHG emissions that manufacturing facilities can produce with penalties for companies that do not comply. A reduction in the quantity of permitted GHG emissions under existing rules, or the introduction of new GHG emissions rules, in jurisdictions where the Company operates, could have a material effect on the Company’s results of operations. The Company is not able to predict what environmental legal requirements may be adopted in the future nor the impact such future environmental legal requirements may have on its results of operations or cash flows.

Taxes—Potential tax law and U.S. trade policy changes could adversely affect net income and cash flow.

The Company is subject to income tax in the numerous jurisdictions in which it operates. Increases in income tax rates or other tax law changes, as well as ongoing audits by domestic and international authorities, could reduce the Company’s net income and cash flow from affected jurisdictions. In particular, additional guidance is likely to continue to be issued providing further clarification on the application of the U.S. Tax Cuts and Jobs Act and related regulations. Further, it is reasonable to expect that global taxing authorities will be reviewing current legislation for potential modifications in reaction to the implementation of the U.S. legislation. This additional guidance, along with the potential for additional global tax legislation changes, such as restrictions on interest deductibility and deductibility of cross-jurisdictional payments, could have a material adverse impact on net income and cash flow by impacting significant deductions or income inclusions. In addition, the Company’s products are subject to import and excise duties and/or sales or value-added taxes in many jurisdictions in which it operates. Increases in these indirect taxes could affect the affordability of the Company’s products and, therefore, reduce demand.

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

Many international legislative and regulatory bodies have proposed legislation and begun investigations of the tax practices of multinational companies and, in the European Union, the tax policies of certain EU member states. One of these efforts has been led by the OECD, an international association of more than 35 countries including the United States, which has finalized recommendations to revise corporate tax, transfer pricing, and tax treaty provisions in member countries. One area of focus is base erosion and profit shifting, including situations where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. Since 2013, the European Commission (EC) has been investigating tax rulings granted by tax authorities in a number of EU member states with respect to specific multinational corporations to determine whether such rulings comply with EU rules on state aid, as well as more recent investigations of the tax regimes of certain EU member states. If the EC determines that a tax ruling or tax regime violates the state aid restrictions, the tax authorities of the affected EU member state may be required to collect back taxes for the period of time covered by the ruling. Due to the large scale of the Company’s U.S. and international business activities, many of these proposed changes to the taxation of the Company’s activities, if enacted, could increase the Company’s worldwide effective tax rate and harm results of operations.

Corporate tax reform, anti-base-erosion rules and tax transparency continue to be high priorities in many jurisdictions. As a result, policies regarding corporate income and other taxes in numerous jurisdictions are under heightened scrutiny and tax reform legislation has been, and will likely continue to be, proposed or enacted in a number of jurisdictions in which the Company operates. Further, many jurisdictions have passed legislation, and may pass additional legislation, intended to address the economic burdens of COVID-19 and to fund economic recovery and growth. This could include opportunities to increase tax revenues collected from local corporations.

The results of the U.S. presidential election could lead to changes in tax laws that could negatively impact the Company’s effective tax rate. The proposed changes would raise the tax rate on both domestic and foreign income of U.S. multi-national corporations, impose a new alternative minimum tax on book income, and require a tax surcharge on imported goods. If these proposals are ultimately enacted into legislation, they could materially impact the Company’s tax provision, cash tax liability and effective tax rate.

Any substantial changes in domestic or international corporate tax policies, regulations or guidance, enforcement activities or legislative initiatives may materially adversely affect the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The principal manufacturing facilities and other material important physical properties of the Company at December 31, 2020 are listed below. All properties are glass container plants and are owned in fee, except where otherwise noted.

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
Holzminden

Hungary
Oroshaza

Italy
Aprilia	Origgio
Asti	Ottaviano
Bari	San Gemini
Marsala	San Polo
Mezzocorona	Villotta

The Netherlands
Leerdam	Maastricht

Poland
Jaroslaw	Poznan

Spain
Barcelona(1)	Sevilla

United Kingdom
Alloa	Harlow

Other Operations
Engineering Support Centers
Brockway, Pennsylvania	Jaroslaw, Poland
Lurin, Peru	Perrysburg, Ohio

Shared Service Centers
Medellin, Colombia	Poznan, Poland(1)
Perrysburg, Ohio

Distribution Center
Laredo, TX(1)

China
Tianjin	Zhaoqing

Indonesia
Jakarta

Corporate Facilities
Perrysburg, Ohio(1)	Vufflens-la-Ville, Switzerland(1)
(1)	This facility is leased in whole or in part.

The Company believes that its facilities are well maintained and currently adequate for its planned production requirements over the next three to five years.

ITEM 3. LEGAL PROCEEDINGS

For information on legal proceedings, see Note 15 to the Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHARE OWNER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On December 26 and 27, 2019, the Company implemented the Corporate Modernization. The Corporate Modernization involved a series of transactions, including the Merger. Upon the effectiveness of the Merger, each share of O-I stock held immediately prior to the Merger automatically converted into a right to receive an equivalent corresponding share of O-I Glass stock, par value $.01 per share (“O-I Glass Common Stock”), having the same designations, rights, powers and preferences, qualifications, limitations, and restrictions as the corresponding share of O-I stock being converted.

Following the implementation of the Corporate Modernization, the Company’s common stock continues to be listed on the New York Stock Exchange on an uninterrupted basis with the symbol OI. The number of share owners of record on December 31, 2020 was 847. Approximately 99% of the outstanding shares were registered in the name of Depository Trust Company, or CEDE & Co., which held such shares on behalf of a number of brokerage firms, banks, and other financial institutions.

In response to the COVID-19 pandemic, the Company has suspended its dividend. However, the payment and amount of future dividends remain within the discretion of the Company's Board of Directors and will depend upon the Company's future earnings, financial condition, capital requirements, and other factors.

Information with respect to securities authorized for issuance under equity compensation plans is included herein under Item 12.

The Company did not purchase any shares of its common stock during the year ended December 31, 2020. In February 2021, the Company’s Board of Directors authorized a $150 million anti-dilutive share repurchase program for the Company’s common stock that the Company intends to use to offset stock-based compensation provided to the Company’s directors, officers and employees. This authorization supersedes and replaces any prior repurchase authorizations.

	Years Ending December 31,
	2015	2016	2017	2018	2019	2020
O-I Glass, Inc.	$100.00	$99.94	$127.27	$98.97	$69.57	$69.70
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
Packaging Group	100.00	105.27	115.77	109.04	143.56	180.44

The graph above compares the performance of the Company’s Common Stock with that of a broad market index (the S&P 500 Composite Index) and a packaging group consisting of companies with lines of business or product end uses comparable to those of the Company for which market quotations are available.

The packaging group consists of: AptarGroup, Inc., Ardagh Group S.A., Ball Corp., Crown Holdings, Inc., O-I Glass, Inc., Sealed Air Corp., Silgan Holdings Inc., and Sonoco Products Co. The comparison of total return on investment for each period is based on the investment of $100 on December 31, 2015 and the change in market value of the stock, including additional shares assumed purchased through reinvestment of dividends, if any.

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

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and it continues to spread throughout the United States and other countries across the world. To limit the spread of COVID-19, governments have taken various actions, including the issuance of stay-at-home orders and social distancing guidelines. As a result, many businesses have adjusted, reduced or suspended operating activities, either due to requirements under government orders or as a result of a reduction in demand for many products from direct or ultimate customers. Fortunately, the manufacture of glass containers has been largely viewed as essential to the important food and beverage value chain in the countries in which the Company operates. However, the Company is still impacted by broader supply chain issues and, in some cases, certain end use categories that it serves are not deemed essential. While the Company’s plants continued to operate as essential businesses, some plants suspended operations or cut back on shifts for a portion of 2020 due to government actions to address COVID-19. Additional suspensions and cutbacks may occur as the impacts from COVID-19 and related responses continue to develop.

The following discussion describes the Company’s consolidated results of operations for the year ended December 31, 2020. The COVID-19 pandemic impacted the Company’s shipment and production levels in 2020, and the Company is actively monitoring the continued impact of the pandemic, which could negatively impact its business, results of operations, cash flows and financial position beyond 2020.

On July 31, 2020, the Company completed the sale of its Australia and New Zealand (“ANZ”) businesses, which comprised the majority of the Asia Pacific region (approximately 85% of net sales for the full year 2019), to Visy.  After the sale of the ANZ businesses, the remaining businesses in the Asia Pacific region do not meet the criteria of an individually reportable segment. For the 2020 results presented below, the results for the Asia Pacific reportable segment reflect only seven months of the results of the ANZ businesses. For 2019, the results of the Asia Pacific segment have been recast to reflect only the results of the ANZ businesses. The sales and operating results of the other businesses that historically comprised the Asia Pacific segment, and that have been retained by the Company, have been reclassified to Other sales and Retained corporate costs and other, respectively.

For discussion related to changes in financial condition and the results of operations for 2019 compared to 2018, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 21, 2020.

Financial information regarding the Company’s reportable segments is as follows (dollars in millions):

	2020	2019
Net sales:
Americas	$3,322	$3,622
Europe	2,364	2,387
Asia Pacific	281	534
Reportable segment totals	5,967	6,543
Other	124	148
Net sales	$6,091	$6,691

	2020	2019
Segment operating profit:
Americas	$395	$495
Europe	264	317
Asia Pacific	19	44
Reportable segment totals	678	856
Items excluded from segment operating profit:
Retained corporate costs and other	(145)	(112)
Gain on sale of ANZ businesses	275
Charge for goodwill impairment		(595)
Charge for asbestos-related costs		(35)
Pension settlement charges	(26)	(26)
Restructuring, asset impairment and other charges	(142)	(114)
Strategic transaction and corp. modernization costs	(8)	(31)
Charge for deconsolidation of Paddock	(14)
Gain on sale of equity investment		107
Interest expense, net	(265)	(311)
Earnings (loss) from continuing operations before income taxes	353	(261)
Provision for income taxes	(89)	(118)
Earnings (loss) from continuing operations	264	(379)
Loss from discontinued operations		(3)
Net earnings (loss)	264	(382)
Net earnings attributable to noncontrolling interests	(15)	(18)
Net earnings (loss) attributable to the Company	$249	$(400)
Net earnings (loss) from continuing operations attributable to the Company	$249	$(397)

Note: all amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview—Comparison of 2020 with 2019

●	Net sales in 2020 were down approximately 9% compared to 2019, primarily due to lower volumes due to COVID-19, the sale of the Company’s ANZ businesses on July 31, 2020 and the unfavorable effects of changes in foreign currency exchange rates, partially offset by incremental sales from the Nueva Fanal acquisition in mid-2019 and higher prices.

●	Segment operating profit for reportable segments was down approximately 21% in 2020 compared to 2019, primarily due to lower sales volumes and higher operating costs driven by lower production levels to comply with government decrees to manage the pandemic, as well as the Company’s effort to align supply with lower demand and manage inventory. Segment operating profit was also impacted by the sale of the Company’s ANZ businesses and the unfavorable effects of changes in foreign currency exchange rates.

●	On January 6, 2020 (the “Petition Date”), Paddock voluntarily filed for relief under Chapter 11 of the Bankruptcy Code to equitably and finally resolve all of its current and future asbestos-related claims. O-I Glass and O-I Group were not included in the Chapter 11 filing. Following the Chapter 11 filing, Paddock became subject to review and oversight by the bankruptcy court. As a result, the Company no longer has exclusive control over Paddock’s activities during the bankruptcy proceedings. Therefore, Paddock was deconsolidated and its assets and liabilities were derecognized from the Company’s consolidated financial statements as of the Petition Date. Simultaneously, the Company recognized a $471 million liability related to its support agreement with Paddock. Taken together, these transactions resulted in a loss of approximately $14 million, which was recorded as a charge in the first quarter of 2020.

●	In May 2020, the Company issued $700 million of senior notes at an interest rate of 6.625% to repay upcoming debt maturities.

●	On July 31, 2020, the Company completed the sale of its ANZ businesses to Visy. Gross proceeds are approximately USD $677 million, and amounts received were used to reduce debt. The Company recorded a gain of approximately $275 million in 2020 related to this sale.

Net sales in 2020 were $600 million lower than the same period in the prior year primarily due to lower sales volumes driven by COVID-19, the sale of the Company’s ANZ businesses on July 31, 2020, and the unfavorable effects of changes in foreign currency exchange rates, partially offset by incremental sales from the Nueva Fanal acquisition in mid-2019 and higher prices.

Earnings from continuing operations before income taxes were $614 million higher in 2020 than in the prior year, primarily due to a gain on the sale of the ANZ businesses in 2020 and the nonoccurrence of a goodwill impairment charge that was recorded in 2019, partially offset by lower segment operating profit in 2020. Segment operating profit for reportable segments in 2020 was $178 million lower than in the prior year. The decrease was largely due to lower sales volumes and higher operating costs driven by unabsorbed fixed costs from lower production levels to comply with government decrees to manage the pandemic, as well as the Company’s effort to align supply with lower demand and manage inventory. Segment operating profit was also impacted by the sale of the Company’s ANZ businesses and the unfavorable effects of changes in foreign currency exchange rates.

Net interest expense in 2020 decreased $46 million compared to 2019. Net interest expense included $44 million and $65 million for note repurchase premiums, the write-off of deferred finance fees and third-party fees in 2020 and 2019, respectively, that related to debt that was repaid prior to its maturity. Net interest expense decreased in 2020 compared to the prior year due to debt reduction and refinancing activities, as well as lower note repurchase premiums, third-party fees and the write-off of deferred finance fees.

For 2020, the Company recorded net earnings from continuing operations attributable to the Company of $249 million, or $1.57 per share (diluted), compared to a net loss from continuing operations attributable to the Company of $397 million, or $2.56 per share, in 2019. Net earnings (loss) from continuing operations attributable to the Company in 2020 and 2019 included items that management considered not representative of ongoing operations. These items increased net earnings attributable to the Company by $55 million, or $0.35 per share, in 2020 and decreased net earnings attributable to the Company by $748 million, or $4.80 per share, in 2019.

Results of Operations—Comparison of 2020 with 2019

Net Sales

The Company’s net sales in 2020 were $6,091 million compared to $6,691 million in 2019, a decrease of $600 million, or approximately 9%. Unfavorable foreign currency exchange rates decreased sales by $180 million in 2020 compared to the prior year, as the U.S. dollar strengthened against the Australian dollar, Brazilian real, Mexican peso and the Colombian peso, partially offset by the U.S. dollar weakening against the Euro. Total glass container shipments, in tons, were approximately 7% lower in 2020 compared to the prior year, due in part to the sale of the Company’s ANZ businesses on July 31, 2020 and due to COVID-19. Excluding the ANZ businesses, glass container shipments were down approximately 4% in 2020 compared to 2019, or approximately $248 million, primarily due to COVID-19. The divestiture of the Company’s ANZ businesses decreased net sales by approximately $229 million in 2020. Higher selling prices increased net sales by $81 million in 2020. Other sales, consisting primarily of machine parts, were approximately $24 million lower in 2020 than the prior year.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales— 2019		$6,543
Price	$81
Sales volume and mix	(248)
Effects of changing foreign currency rates	(180)
Divestiture (ANZ)	(229)
Total effect on net sales		(576)
Net sales— 2020		$5,967

Americas: Net sales in the Americas in 2020 were $3,322 million compared to $3,622 million in 2019, a decrease of $300 million, or 8%. Total glass container shipments in the region were down approximately 4% in 2020 compared to the prior year, driven primarily by lower shipments to alcoholic beverage customers in the U.S. largely due to ongoing trends in beer shipments, and due to a decline in organic sales volumes linked to COVID-19. The net impact of lower organic sales more than offset the additional sales from the Nueva Fanal acquisition and resulted in a $126 million reduction to net sales in 2020 compared to 2019. The unfavorable effects of foreign currency exchange rate changes decreased net sales $204 million in 2020 compared to 2019. Higher selling prices increased net sales by $30 million in 2020.

Europe: Net sales in Europe in 2020 were $2,364 million compared to $2,387 million in 2019, a decrease of $23 million, or 1%. Glass container shipments in 2020 were down approximately 5% compared to 2019, primarily driven by COVID-19, resulting in $115 million of lower net sales. Selling prices in Europe increased net sales by $51 million in 2020 compared to the prior year. Favorable changes in foreign currency exchange rates improved the region’s sales by approximately $41 million in 2020 as the Euro strengthened in relation to the U.S. dollar.

Asia Pacific: Net sales in Asia Pacific in 2020 were $281 million compared to $534 million in 2019, a decrease of $253 million, or 47%. The decline in sales in 2020 was due to approximately $17 million of unfavorable changes in foreign currency exchange rates and approximately $236 million of lower sales volumes, primarily due to the sale of the ANZ businesses in the third quarter of 2020. On July 31, 2020, the Company completed the sale of its ANZ businesses, which comprised the majority of the Asia Pacific region, to Visy.  For 2020, the results for the Asia Pacific reportable segment reflect only seven months of the results of the ANZ businesses.

Earnings from Continuing Operations before Income Taxes and Segment Operating Profit

Earnings from continuing operations before income taxes were $353 million in 2020 compared to a loss of $261 million from continuing operations before income taxes in 2019, an increase of $614 million. This increase was primarily due to the gain on the sale of the ANZ businesses in 2020 and the nonoccurrence of a goodwill impairment charge that was recorded in 2019, partially offset by lower segment operating profit in 2020 compared to the prior year.

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

Segment operating profit of reportable segments in 2020 was $678 million compared to $856 million in 2019, a decrease of $178 million, or 21%. The decrease was largely due to lower sales volumes and higher operating costs as a result of the COVID-19 pandemic, the sale of the Company’s ANZ businesses in the third quarter of 2020 and the unfavorable effects of changes in foreign currency exchange rates. The Company’s operating costs were impacted by an approximate 7.5% decrease in production levels in 2020, which reflected required curtailments to comply with government decrees to manage the pandemic, as well as the Company’s effort to align supply with lower demand and manage inventory. The Company’s turnaround initiatives, strong operating performance and cost control measures partially offset the impact of lower production levels.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Segment operating profit - 2019		$856
Net price (net of cost inflation)	$3
Sales volume	(83)
Operating costs	(55)
Effects of changing foreign currency exchange rates	(19)
Divestiture (ANZ)	(24)
Total net effect on segment operating profit		(178)
Segment operating profit - 2020		$678

Americas: Segment operating profit in the Americas in 2020 was $395 million compared to $495 million in 2019, a decrease of $100 million, or 20%. The decrease in sales volume discussed above decreased segment operating profit in 2020 by $54 million. The effects of changes in foreign currency exchange rates decreased segment operating profit by $19 million in 2020. Despite temporary production downtime due to the impacts of COVID-19, improved operating performance and lower costs drove operating costs lower and increased segment operating profit by $11 million in 2020. The region’s closure of a plant in 2020 did not have a material impact on its profitability this year, and significant savings are not expected in future years, but the closure is expected to avoid anticipated losses from this plant in the future. Cost inflation more than offset higher selling prices resulting in a net $38 million decrease to segment operating profit in the current year.

Europe: Segment operating profit in Europe in 2020 was $264 million compared to $317 million in 2019, a decrease of $53 million, or 17%. The decrease in sales volume discussed above decreased segment operating profit in 2020 by $27 million. The region’s operating costs in 2020 were approximately $78 million higher driven by temporary production downtime associated with COVID-19, which decreased segment operating profit compared to the same period in the prior year. Higher net selling prices (net of cost inflation) increased segment operating profit by $51 million in 2020 compared to the prior year. The effects of changes in foreign currency exchange rates increased segment operating profit by $1 million in 2020.

Asia Pacific: Segment operating profit in 2020 was $19 million compared to $44 million in 2019, a decrease of $25 million, or 57%. For 2020, the results for the Asia Pacific reportable segment reflect only seven months of the results of the ANZ businesses since those businesses were sold on July 31, 2020. This divestiture resulted in a decrease of approximately $24 million in 2020 compared to the prior year. Prior to this sale, lower sales volumes reduced segment operating profit in 2020 by $2 million. Lower net selling prices (net of cost inflation) decreased segment operating profit by $10 million in 2020 compared to the prior year. The effects of changes in foreign currency exchange rates decreased segment operating profit by $1 million in 2020. Partially offsetting this, the region’s operating costs in 2020 were approximately $12 million lower due to improved factory performance, which increased segment operating profit compared to the same period in the prior year.

Interest Expense, Net

Net interest expense in 2020 was $265 million compared to $311 million in 2019. Net interest expense included $44 million and $65 million in 2020 and 2019, respectively, for the write-off of deferred finance fees and third-party fees that were related to debt that was repaid prior to its maturity. Net interest expense decreased in 2020 compared to the prior year due to debt reduction and refinancing activities, as well as lower note repurchase premiums, third-party fees and the write-off of deferred finance fees.

Provision for Income Taxes

The Company’s effective tax rate from continuing operations for 2020 was 25.2% compared to (45.2%) for 2019.  The effective tax rate for 2020 differed from 2019 primarily due to minimal tax on the gain on the sale of the ANZ businesses due to utilization of tax attributes in 2020 and the goodwill impairment charge recorded in 2019, which was not deductible for income tax purposes.

Net Earnings (Loss) from Continuing Operations Attributable to the Company

For 2020, the Company recorded earnings from continuing operations attributable to the Company of $249 million, or $1.57 per share (diluted), compared to a loss from continuing operations attributable to the Company of $397 million, or $2.56 per share, in 2019. Earnings in 2020 and 2019 included items that are not representative of ongoing operations as set forth in the following table (dollars in millions):

	Net Earnings
	Increase
	(Decrease)
Description	2020	2019
Gain on sale of ANZ business	$275	$—
Charge for goodwill impairment		(595)
Charge for asbestos-related costs		(35)
Restructuring, asset impairment and other charges	(142)	(114)
Charge for deconsolidation of Paddock	(14)
Pension settlement charges	(26)	(26)
Strategic transaction costs	(8)	(31)
Note repurchase premiums, the write-off of unamortized finance fees and third party fees	(44)	(65)
Gain on sale of equity investment		107
Net benefit for income tax on items above	13	13
Other tax charges		(3)
Net impact of noncontrolling interests on items above	1	1
Total	$55	$(748)

Foreign Currency Exchange Rates

Given the global nature of its operations, the Company is subject to fluctuations in foreign currency exchange rates. As described above, the Company’s reported revenues and segment operating profit in 2020 were decreased due to foreign currency effects compared to 2019.

This trend may continue into 2021. During times of a strengthening U.S. dollar, the reported revenues and segment operating profit of the Company’s international operations will be reduced because the local currencies will translate into fewer U.S. dollars. The Company uses certain derivative instruments to mitigate a portion of the risk associated with changing foreign currency exchange rates.

Forward Looking Operational and Financial Impacts from the COVID-19 Pandemic

●	The Company expects that full year 2021 sales shipment growth to be 2 to 4 percent (in tons) compared to 2020, representing a partial volume recovery to 2019 levels. Likewise, the Company expects continued benefits from its initiatives to expand margins. These incremental savings should more than offset the headwind from temporary cost reduction efforts in 2020 to mitigate the impact of the COVID-19 pandemic that will not repeat in 2021.
●	The Company will continue to focus on long-term value creation, including advancing the MAGMA deployment. Also, the Company has substantially completed its strategic and tactical divestiture program with proceeds used to reduce debt and improve financial flexibility. Finally, the Company will continue to advance the Paddock Chapter 11 process to establish a final, certain and equitable resolution of its legacy asbestos-related claims liabilities.
●	Cash provided by continuing operating activities is expected to approximate $615 million or higher in 2021. This outlook assumes capital expenditures of approximately $375 million and the continued suspension of all asbestos-related claims payments, pending final resolution of the Paddock Chapter 11.
●	The Company will continue to actively monitor the impact of the COVID-19 pandemic. The extent to which the Company’s operations will be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact, among other things.

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

After the sale of the ANZ businesses, the remaining businesses in the Asia Pacific region do not meet the criteria of an individually reportable segment. Starting on August 1, 2020 and for the historical periods, the operating results of the other businesses that were historically included in the Asia Pacific segment and that have been retained by the Company have been reclassified to Retained corporate costs and other. The results of these entities were not significant for the years ending December 31, 2020 and 2019.

Retained corporate costs and other for 2020 were $145 million compared to $112 million in 2019. These costs were higher in the 2020 periods primarily due to the nonoccurrence of equity earnings from a soda ash joint venture that was sold by the Company in the fourth quarter of 2019, higher research and development costs and higher incentive compensation, partially offset by efforts to reduce costs.

Restructuring, Asset Impairment and Other Charges

During 2020, the Company recorded charges totaling $142 million for restructuring, asset impairment and other charges. These charges reflect $96 million of employee costs, such as severance, benefit-related costs, asset impairments and other exit costs primarily related to a reduction-in-force program for certain salaried employees and a plant closure in the Americas. The Company expects that the majority of the remaining cash expenditures related to the accrued employee and other exit costs will be paid out over the next several years. These charges also reflect approximately $46 million of other charges, which included approximately $36 million of non-cash impairment charges related to an equity investment (Retained corporate costs and other).

During 2019, the Company recorded charges totaling $114 million for restructuring, asset impairment and other charges. These charges reflect $69 million of employee costs, such as severance, benefit-related costs and other exit costs primarily related to a severance program for certain salaried employees at the Company’s corporate and Americas headquarters and a furnace closure in the Americas. These charges also reflect approximately $45 million of other charges, including approximately $22 million of non-cash asset impairment charges related to the Company’s operations in Argentina and China, primarily due to macroeconomic conditions in those countries.

See Notes 6 and 10 to the Consolidated Financial Statements for additional information.

Strategic Transaction and Corporate Modernization Costs

For the year ended December 31, 2020, the Company recorded charges totaling $8 million for strategic transaction costs, which relate to activities that are aimed at exploring options to maximize investor value, focused on aligning the Company’s business with demand trends and improving the Company’s operating efficiency, cost structure and working capital management. These activities are ongoing and may result in tactical divestitures, corporate transactions or similar actions, and could cause the Company to incur restructuring, impairment, disposal or other related charges in future periods.

For the year ended December 31, 2019, the Company incurred costs of $31 million related to the Corporate Modernization and a strategic portfolio review. See Note 15 to the Consolidated Financial Statements for further information.

Pension Settlement Charges

In the past several years, the Company has settled a portion of its pension obligations, which resulted in settlement charges as noted below.

During 2020, the Company recorded charges totaling $26 million for pension settlements, primarily in Canada, Mexico and the United States.

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

See Note 15 to the Consolidated Financial Statements for further information.

Gain on Sale of the ANZ Businesses

On July 31, 2020, the Company completed the sale of its ANZ businesses, which comprised the majority of its businesses in the Asia Pacific region (approximately 85% of net sales in that region for the full year 2019), to Visy. As a result, the Company recorded a net gain (including costs directly attributable to the sale of ANZ) of approximately $275 million.

Charge for Goodwill Impairment

As part of its on going assessment of goodwill, the Company determined that indicators of impairment had occurred during the third quarter of 2019. The triggering events were management’s update to its long-range plan, which indicated lower projected future cash flows for its North American reporting unit (in the Americas segment) as compared to the projections used in the most recent goodwill impairment test performed as of October 1, 2018, and a significant reduction in the Company’s share price. The Company’s business in North America has experienced declining shipments to its alcoholic beverage customers, primarily in the beer category, and this trend is likely to continue into the foreseeable future. These factors, combined with the narrow difference between the estimated fair value and carrying value of the North American reporting unit as of December 31, 2018, resulted in the Company performing an interim impairment analysis during the third quarter of 2019. As a result, the Company recorded a non-cash impairment charge of $595 million in the third quarter of 2019, which was equal to the excess of the North American reporting unit's carrying value over its fair value. Goodwill related to the Company’s other reporting units was determined to not be impaired as a result of the interim impairment analysis.

See Note 7 to the Consolidated Financial Statements for further information.

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

Following the Corporate Modernization transactions, asbestos-related liabilities that were previously paid by O-I now reside at Paddock. On January 6, 2020, Paddock voluntarily filed for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware, to equitably and finally resolve all of its current and future asbestos-related claims. O-I Glass and O-I Group were not included in the Chapter 11 filing. Paddock’s ultimate goal in its Chapter 11 case is to confirm a plan of reorganization under Section 524(g) of the Bankruptcy Code and utilize this specialized provision to establish a trust that will address all current and future asbestos-related claims. The Company undertook the Corporate Modernization transactions to improve the Company’s operating efficiency and cost structure, which resulted in the legacy liabilities of O-I residing within Paddock, separate from the active operations of the Company’s subsidiaries, while fully maintaining Paddock’s ability to access the value of those operations to support its legacy liabilities through the support agreement. The Corporate Modernization transactions also helped ensure that Paddock has the same ability to fund the costs of defending and resolving present and future Asbestos Claims as O-I previously did, through Paddock’s retention of its own assets to satisfy these claims and through its access to additional funds from the Company through the support agreement. The ultimate amount that the Company may be required to fund on account of asbestos-related liabilities paid out in connection with a confirmed Chapter 11 plan of reorganization cannot be estimated with certainty at this time.

The Company anticipates that cash flows in 2021 will continue to benefit from the operation of the automatic stay in Paddock’s Chapter 11 filing, which stays ongoing litigation and submission of claims and defers payment in connection with asbestos-related liabilities.

Following the Chapter 11 filing, the activities of Paddock became subject to review and oversight by the bankruptcy court. As a result, the Company no longer has exclusive control over Paddock’s activities during the bankruptcy proceedings. Therefore, Paddock was deconsolidated as of the Chapter 11 filing date of January 6, 2020, and its assets and liabilities were derecognized from the Company’s consolidated financial statements on a prospective basis.

See “Critical Accounting Estimates” and Note 15 to the Consolidated Financial Statements for additional information.

Gain on Sale of Equity Investment

During 2019, the Company recorded a gain of approximately $107 million related to the sale of the Company’s 25% interest in Tata Chemicals (Soda Ash) Partners, which was an equity investment of the Company.

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

OIEG’s interest in any amounts received in the future from Venezuela in respect of the Award is limited to a percentage of such recovery after taking into account reimbursement of the Cash Payment to the purchaser and reimbursement of legal fees and expenses incurred by the Company and the purchaser. OIEG’s percentage of such recovery will also be reduced over time. Because the Award has yet to be satisfied and the ability to successfully enforce the Award in countries that are party to the ICSID Convention is subject to significant challenges, the Company is unable to reasonably predict the amount of recoveries from the Award, if any, to which the Company may be entitled in the future. Any future amounts that the Company may receive from the Award are highly speculative, and the timing of any such future payments, if any, is highly uncertain. As such, there can be no assurance that the Company will receive any future payments under the Award beyond the Cash Payment.

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

The Company incurred $0 and $3 million in 2020 and 2019, respectively, for losses from discontinued operations for matters related to the Venezuelan expropriation.

Capital Resources and Liquidity

On June 25, 2019, certain of the Company’s subsidiaries entered into a Senior Secured Credit Facility Agreement (as amended by that certain Amendment No. 1 to the Third Amended and Restated Credit Agreement and Syndicated Facility Agreement dated as of December 13, 2019, and as further amended by that certain Amendment No. 2 to the Third Amended and Restated Credit Agreement and Syndicated Facility Agreement dated as of December 19, 2019, the “Agreement”), which amended and restated the previous credit agreement (the “Previous Agreement”). The proceeds from the Agreement were used to repay all outstanding amounts under the Previous Agreement. The Company recorded $4 million of additional interest charges for third-party fees and the write-off of unamortized fees related to the Agreement during 2019.

The Agreement provides for up to $3.0 billion of borrowings pursuant to term loans and revolving credit facilities. The term loans mature, and the revolving credit facilities terminate, in June 2024. At December 31, 2020, the Agreement includes a $300 million revolving credit facility, a $1.2 billion multicurrency revolving credit facility, and a $1.5 billion term loan A facility ($1,067 million outstanding balance at December 31, 2020, net of debt issuance costs). At December 31, 2020, the Company had unused credit of $1.5 billion available under the Agreement. The weighted average interest rate on borrowings outstanding under the Agreement at December 31, 2020 was 1.68%.

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

Failure to comply with these covenants and other customary restrictions could result in an event of default under the Agreement. In such an event, the Company could not request borrowings under the revolving facilities, and all amounts outstanding under the Agreement, together with accrued interest, could then be declared immediately due and payable. Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Agreement. If an event of default occurs under the Agreement and the lenders cause all of the outstanding debt obligations under the Agreement to become due and payable, this would result in a default under the indentures governing the Company’s outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. As of December 31, 2020, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

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

In December 2019, subsidiaries of the Company completed consent solicitations to amend and waive certain provisions of the indentures governing certain of their senior notes. On December 11, 2019, those subsidiaries entered into supplemental indentures reflecting the amendments and waivers, which were obtained to facilitate the implementation of the Corporate Modernization. The Company recorded approximately $5 million of additional interest charges for third-party fees in 2019 related to these activities.

The Company recorded approximately $56 million of additional interest charges for note repurchase premiums and the write-off of unamortized finance fees related to the senior note redemptions conducted during 2019.

In May 2020, the Company issued $700 million aggregate principal amount of senior notes. The senior notes bear interest at a rate of 6.625% per annum and mature on May 13, 2027. The senior notes were issued via a private placement and are guaranteed by certain of the Company’s domestic subsidiaries. The net proceeds, after deducting debt issuance costs, totaled approximately $690 million and were used to redeem the remaining $130 million aggregate principal amount of the Company’s outstanding 4.875% senior notes due 2021, approximately $419 million aggregate principal amount of the Company’s outstanding 5.00% senior notes due 2022 and approximately $105 million of other secured borrowings. The Company recorded approximately $38 million of additional interest charges for note repurchase premiums and write-off of unamortized finance fees related to these redemptions.

In August 2020, the Company redeemed the remaining $81 million aggregate principal amount of the Company’s outstanding 5.00% senior notes due 2022. The Company recorded approximately $6 million of additional interest charges for note repurchase premiums and write-off of unamortized finance fees related to this redemption.

In order to maintain a capital structure containing appropriate amounts of fixed and floating-rate debt, the Company has entered into a series of interest rate swap agreements. These interest rate swap agreements were accounted for as either fair value hedges or cash flow hedges (see Note 9 to the Consolidated Financial Statements for more information).

The Company assesses its capital raising and refinancing needs on an ongoing basis and may enter into additional credit facilities and seek to issue equity and/or debt securities in the domestic and international capital markets if market conditions are favorable. Also, depending on market conditions, the Company may elect to repurchase portions of its debt securities in the open market.

Cash Flows

Operating activities: Cash provided by continuing operating activities was $457 million for 2020, compared to $408 million for 2019. The increase in cash provided by continuing operating activities in 2020 was largely due to the staying of all asbestos-related payments as a result of Paddock’s Chapter 11 filing in early January 2020. The Company made $0 and $151 million of asbestos-related payments in 2020 and 2019, respectively. The Company anticipates that cash flows in 2021 will continue to benefit from the operation of the automatic stay in Paddock’s Chapter 11 filing, which stays ongoing litigation and submission of claims and defers payment in connection with asbestos-related liabilities. See Note 15 to the Consolidated Financial Statements for additional information on Paddock.

Working capital was a use of cash of $181 million in 2020, compared to a use of cash of $176 million in 2019. The higher use of cash from working capital in 2020 compared to the prior year was primarily due to accounts receivable. The Company reduced the amount of its trade receivables that were factored by approximately $103 million at year-end 2020 compared to 2019, which resulted in a larger use of working capital in 2020. Excluding the impact of accounts receivable factoring, the Company’s days sales outstanding were slightly lower as of December 31, 2020 compared to December 31, 2019. Partially offsetting the impact of lower factored receivables was a decline in inventory levels. As a result of COVID-19, the Company reduced production levels to align with lower sales demand, and this resulted in approximately $75 million of a lower use of cash from working capital in 2020 compared to 2019.

During 2020, the Company contributed $103 million to its defined benefit pension plans, compared with $33 million in 2019. As part of these contributions, the Company elected to make $50 million and $0 in 2020 and 2019, respectively, in discretionary contributions. Cash payments for restructuring activities were $37 million in 2020 compared to $54 million in 2019. In addition, the Company experienced a $103 million increase in cash provided by other operating items for 2020 compared to the prior year, which included the impact of higher dividends received from equity affiliates, lower equity earnings due to the sale of a soda ash joint venture in December 2019 and less cash spent on pallets and repair parts.

Investing activities: Cash provided by investing activities was $93 million for 2020, compared to $437 million utilized in investing activities for 2019. In response to the COVID-19 pandemic in 2020, the Company took a number of measures, including limiting its capital expenditures, to reduce costs and preserve its financial flexibility. Capital spending for property, plant and equipment was $311 million during 2020, compared to $426 million in 2019. The Company estimates that its full year 2021 capital expenditures will be approximately $375 million. Cash paid for acquisitions was $0 and $190 million for 2020 and 2019, respectively. On June 28, 2019, the Company completed its acquisition of Nueva Fábrica Nacional de Vidrio, S. de R.L. de C.V., a four-furnace glass plant located near Mexico City, Mexico, from Grupo Modelo, a wholly owned affiliate of Anheuser-Busch InBev SA/NV. Contributions and advances to joint ventures were $0 and $22 million in 2020 and 2019, respectively. No significant contributions are planned to the Company’s joint ventures in 2021.

On July 31, 2020, the Company completed the sale of its ANZ businesses to Visy.  Cash proceeds, net of costs directly attributable to the sale of ANZ, of approximately $441 million were received in the third quarter of 2020. Approximately 95% of proceeds were received at the time of closing and the remaining balance will be paid within 12 months of closing without conditions precedent. In addition and as discussed below, the Company received proceeds for a sale leaseback transaction executed in conjunction with the ANZ sale.

The Company received approximately $10 million and $197 million in 2020 and 2019, respectively, of net proceeds from the disposal of assets. In 2019, these net proceeds primarily related to the sale of the Company’s 25% equity interest in Tata Chemicals (Soda Ash) Partners.

Following the Chapter 11 filing in January 2020, the activities of Paddock are now subject to review and oversight by the bankruptcy court. As a result, the Company no longer has exclusive control over Paddock’s activities during the bankruptcy proceedings. Therefore, Paddock was deconsolidated and its assets and liabilities were derecognized from the Company’s financial statements, which resulted in an investing outflow of $47 million in the Company’s 2020 consolidated cash flows. See Note 15 to the Consolidated Financial Statements for more information.

Financing activities: Cash utilized in financing activities was $557 million for 2020, compared to $68 million of cash provided by financing activities for 2019. Financing activities in 2020 included additions to long-term debt of $1,845 million, which included the issuance of $700 million of senior notes. Financing activities in 2020 also included the repayment of long-term debt of $2,460 million, which included the paydown of approximately $410 million of the Term Loan A facility, the repurchase of the remaining €118 million aggregate principal amount of the Company’s outstanding 4.875% senior notes due 2021, approximately $500 million aggregate principal amount of the Company’s outstanding 5.00% senior notes due 2022 and approximately $230 million of other secured borrowings. Financing activities in 2019 included additions to long-term debt of $4,265 million, which included the issuance of €500 million of senior notes and the refinancing of the Company’s Senior Secured Credit Facility. Financing activities in 2019 also included the repayment of long-term debt of $4,099 million, which included the repayment of the previous credit facility and the repurchase of the outstanding €500 million aggregate principal amount of outstanding 6.75% senior notes due 2020 and the partial redemption of €212 million outstanding 4.875% senior notes due 2021.

Borrowings under short-term loans decreased by $15 million in 2020.  As a result of financing activities, the Company paid finance fees of $51 million and $85 million for 2020 and 2019, respectively. Also, the Company paid approximately $8 million and received $28 million in proceeds related to hedging activity in 2020 and 2019, respectively.

The Company paid $8 million and $31 million in dividends in 2020 and 2019, respectively. In 2020 and 2019, the Company repurchased $0 and $38 million, respectively, of the Company’s stock. In response to the COVID-19 pandemic, the Company suspended its quarterly dividend after the first quarter of 2020 and paused share repurchases for 2020. In February 2021, the Company’s Board of Directors authorized a $150 million anti-dilutive share repurchase program for the Company’s common stock that the Company intends to use to offset stock-based compensation provided to the Company’s directors, officers and employees. This authorization supersedes and replaces any prior repurchase authorizations. The Company expects to repurchase approximately $35 million of the Company’s common stock in 2021.

In addition, the Company received approximately $155 million in proceeds for a sale leaseback transaction in 2020 that was executed in conjunction with the ANZ sale.

The Company anticipates that cash flows from its operations and from utilization of credit available under the Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations on a short-term (12 months) and long-term basis. However, as the Company cannot predict the duration or scope of the COVID-19 pandemic and its impact on its customers and suppliers, the negative financial impact to the Company’s results cannot be reasonably estimated, but could be material. The Company is actively managing the business to maintain cash flow and it has significant liquidity. The Company believes that these factors will allow it to meet its anticipated funding requirements. The Company anticipates that cash flows in 2021 will continue to benefit from the operation of the automatic stay in Paddock’s Chapter 11 filing, which stays ongoing litigation and submission of claims and defers payment in connection with asbestos-related liabilities.

Contractual Obligations and Off-Balance Sheet Arrangements

The following information summarizes the Company’s significant contractual cash obligations at December 31, 2020 (dollars in millions).

	Payments due by period
		Less than			More than
	Total	one year	1 - 3 years	3 - 5 years	5 years
Contractual cash obligations:
Long-term debt	$4,979	$125	$1,068	$3,093	$693
Finance lease obligations	108	16	29	25	38
Operating leases	138	3	39	14	82
Interest(1)	829	185	365	208	71
Purchase obligations(2)	1,773	551	876	279	67
Pension benefit plan contributions(3)	60	60
Postretirement benefit plan benefit payments(1)	51	5	10	10	26
Total contractual cash obligations	$7,938	$945	$2,387	$3,629	$977

	Amount of commitment expiration per period
		Less than					More than
	Total	one year	1 - 3 years		3 - 5 years		5 years
Other commercial commitments:
Standby letters of credit	$41	$41	$		$		$
Total commercial commitments	$41	$41		$—		$—	$—
(1)	Amounts based on rates and assumptions at December 31, 2020.
(2)	The Company’s purchase obligations consist principally of contracted amounts for energy and molds. In cases where variable prices are involved, current market prices have been used. The amount above does not include ordinary course of business purchase orders because the majority of such purchase orders may be canceled. The Company does not believe such purchase orders will adversely affect its liquidity position.
(3)	In order to maintain minimum funding requirements, the Company is required to make contributions to its defined benefit pension plans of approximately $60 million in 2021. Future funding requirements for the Company’s pension plans will depend largely on actual asset returns and future actuarial assumptions, such as discount rates, and can vary significantly.

The Company is unable to make a reasonably reliable estimate as to when cash settlement with taxing authorities may occur for its unrecognized tax benefits. Therefore, the liability for unrecognized tax benefits is not included in the table above. See Note 13 to the Consolidated Financial Statements for additional information.

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

Impairment of Long-Lived Assets

Property, Plant and Equipment (PP&E) - The Company tests for impairment of PP&E whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. PP&E held for use in the Company’s business is grouped for impairment testing at the lowest level for which cash flows can reasonably be identified, typically a segment or a component of a segment. The Company evaluates the recoverability of PP&E based on undiscounted projected cash flows, excluding interest and taxes. If an asset group is considered impaired, the impairment loss to be recognized is measured as the amount by which the asset group’s carrying amount exceeds its fair value. PP&E held for sale is reported at the lower of carrying amount or fair value less cost to sell.

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

Goodwill – Goodwill is tested for impairment annually as of October 1 (or more frequently if impairment indicators arise).  When performing a quantitative test for goodwill impairment, the Company compares the business enterprise value (“BEV”) of each reporting unit with its carrying value. The BEV is computed based on estimated future cash flows, discounted at the weighted average cost of capital of a hypothetical third-party buyer. If the BEV is less than the carrying value for any reporting unit, then any excess of the carrying value over the BEV is recorded as an impairment loss.  The calculations of the BEV are based on internal and external inputs, such as projected future cash flows of the reporting units, discount rates, terminal business value, among other assumptions. The valuation approach utilized by management represents a Level 3 fair value measurement measured on a non-recurring basis in the fair value hierarchy due to the Company’s use of unobservable inputs. The Company’s projected future cash flows incorporate management’s best estimates of the expected future results including, but not limited to, price trends, customer demand, material costs, asset replacement costs and any other known factors.

Goodwill is tested for impairment at the reporting unit level, which is the operating segment or one level below the operating segment, also known as a component. Two or more components of an operating segment shall be aggregated into a single reporting unit based on an assessment of various factors. The aggregation of the components of the Company’s reporting units was based on their economic similarity as determined by the Company using a number of quantitative and qualitative factors, including gross margins, the manner in which the Company operates the business, the consistent nature of products, services, production processes, customers and methods of distribution, as well as the level of shared resources and assets between the components. Despite the consolidation of the Americas segment effective January 1, 2018, the Company has not changed the reporting units within this reportable segment or the goodwill allocated to its reporting units. The Americas reportable segment is comprised of two reporting units – North America and Latin America. The Company has determined that the Europe segment is also a reporting unit. Prior to 2020, the Company aggregated the components of the Asia Pacific segment, which had no goodwill, into a single reporting unit equal to the reportable segment. On July 31, 2020, the Company completed the sale of its ANZ businesses, which comprised the majority of its businesses in the Asia Pacific region (approximately 85% of net sales in that region for the full year 2019).  After the sale of the ANZ businesses, the remaining businesses in the Asia Pacific region do not meet the criteria of an individually reportable segment.

The COVID-19 pandemic had an adverse impact on the Company’s business during the second quarter of 2020, resulting in a significant decline in revenue and earnings, along with a decline in the Company’s stock price and associated market capitalization. The Company determined that the impact of COVID-19 was a triggering event that required the Company to perform a quantitative interim goodwill impairment test in the second quarter of 2020. This interim test indicated that the BEV of each of the Company’s reporting units exceeded its respective carrying amount in the second quarter of 2020; therefore, no goodwill impairment existed. As part of its on going assessment of goodwill in 2019, the Company determined that indicators of impairment had occurred during the third quarter of 2019. The triggering events were management’s update to its long-range plan, which indicated lower projected future cash flows for its North American reporting unit (in the Americas segment) as compared to the projections used in the most recent goodwill impairment test performed as of October 1, 2018, and a significant reduction in the Company’s share price. As a result, the Company recorded a non-cash impairment charge of $595 million in the third quarter of 2019, which was equal to the excess of the

North American reporting unit's carrying value over its fair value. Goodwill related to the Company’s other reporting units was determined to not be impaired as a result of the 2019 interim impairment analysis.

During the fourth quarter of 2020, the Company completed its annual impairment testing and determined that no impairment of goodwill existed. Goodwill at December 31, 2020 totaled approximately $1.95 billion, representing 22% of total assets. As of December 31, 2020, the Company has three reporting units and includes approximately $933 million of recorded goodwill to the Company’s Europe reporting unit, approximately $446 million of recorded goodwill to the Company’s North America reporting unit and approximately $572 million of recorded goodwill to the Company’s Latin America reporting unit. There can be no assurance that anticipated financial results will be achieved, and the goodwill balances remain susceptible to future impairment charges. The goodwill related to the North America reporting unit remains the reporting unit that has the greatest risk of future impairment charges given the difference (approximately 19%) between the BEV and carrying value of this reporting unit as of October 1, 2020. Future changes in the Company’s cost of capital or expected cash flows may cause the Company’s goodwill to become impaired, resulting in a non-cash charge against the Company’s results of operations. For example, if the Company’s assumed perpetuity growth rate, which would impact projected future cash flows, were one percentage point lower and the Company’s assumed weighted average cost of capital were one percentage point higher, the testing performed as of October 1, 2020, would have indicated a goodwill impairment of approximately $25 million related to the Company’s North American reporting unit. The BEVs of the Company’s Europe and Latin America reporting units more substantially exceeded their carrying values. Any impairment charges that the Company may take in the future could be material to its consolidated results of operations and financial condition.

During the time subsequent to the annual evaluation, and at December 31, 2020, the Company considered whether any events and/or changes in circumstances had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired and has determined that no such events have occurred. The Company will monitor conditions throughout 2021 that might significantly affect the projections and variables used in the impairment test to determine if a review prior to October 1 may be appropriate. If the results of impairment testing confirm that a write-down of goodwill is necessary, then the Company will record a charge at that time. In the event the Company would be required to record a significant write-down of goodwill, the charge would have a material adverse effect on reported results of operations and net worth.

Other Long-Lived Assets - Intangibles – Other long-lived assets consist primarily of purchased customer relationships intangibles and are amortized using the accelerated amortization method over their estimated useful lives. The Company reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In the event that a decline in fair value of an asset occurs, and the decline in value is considered to be other than temporary, an impairment loss is recognized. The test for impairment would require the Company to make estimates about fair value, which may be determined based on discounted cash flows, third-party appraisals or other methods that provide appropriate estimates of value. The Company continually monitors the carrying value of its assets.

Pension Benefit Plans

Estimates - The determination of pension obligations and the related pension expense or credits to operations involves certain estimations. The most critical estimates are the discount rate used to calculate the actuarial present value of benefit obligations and the expected long-term rate of return on plan assets. The Company uses discount rates based on yields of high quality fixed rate debt securities at the end of the year. At December 31, 2020, the weighted average discount rate was 2.61% and 1.92% for U.S. and non-U.S. plans, respectively. The Company uses an expected long-term rate of return on assets that is based on both past performance of the various plans’ assets and estimated future performance of the assets. Due to the nature of the plans’ assets and the volatility of debt and equity markets, actual returns may vary significantly from year to year. The Company refers to average historical returns over longer periods (up to 10 years) in determining its expected rates of return because short-term fluctuations in market values do not reflect the rates of return the Company expects to achieve based upon its long-term investing strategy. For purposes of determining pension charges and credits in 2020, the

Company’s estimated weighted average expected long-term rate of return on plan assets is 7.15% for U.S. plans and 5.23% for non-U.S. plans compared to 7.25% for U.S. plans and 5.50% for non-U.S. plans in 2019. The Company recorded pension expense from continuing operations (exclusive of settlement charges) of $32 million, $25 million, and $26 million for the U.S. plans in 2020, 2019, and 2018, respectively, and $6 million, $7 million, and $6 million for the non-U.S. plans in 2020, 2019, and 2018, respectively. Depending on currency translation rates, the Company expects to record approximately $35 million of total pension expense for the full year of 2021. The 2021 pension expense will reflect a 6.85% and 5.20% expected long-term rate of return for the U.S. assets and non-U.S. assets, respectively.

Future effects on reported results of operations depend on economic conditions and investment performance. For example, a one-half percentage point change in the actuarial assumption regarding discount rates used to calculate plan liabilities or in the expected rate of return on plan assets would result in a change of approximately $6 million and $11 million, respectively, in the pretax pension expense for the full year of 2021.

Recognition of Funded Status - The Company recognizes the funded status of each pension benefit plan on the balance sheet. The funded status of each plan is measured as the difference between the fair value of plan assets and actuarially calculated benefit obligations as of the balance sheet date. Actuarial gains and losses are accumulated in Other Comprehensive Income, and the portion of each plan that exceeds 10% of the greater of that plan’s assets or projected benefit obligation is amortized to income on a straight-line basis over the average remaining service period of employees still accruing benefits or the expected life of participants not accruing benefits if all, or almost all, of the plan’s participants are no longer accruing benefits.

Contingencies and Litigation Related to Asbestos Liability

For many years, the Company has conducted an annual comprehensive legal review of its asbestos-related liabilities and costs in connection with finalizing and reporting its annual results of operations, unless significant changes in trends or new developments warrant an earlier review. As part of its annual comprehensive legal review for the year ended December 31, 2019, the Company provided historical claims filing data to a third-party consultant with expertise in predicting future claims filings based on actuarial inputs such as disease incidence and mortality. The Company used those estimates of total future claims, along with its legal judgment regarding an estimation of future disposition costs and related legal costs, as inputs to develop a reasonable estimate of probable liability.

Following the Corporate Modernization transactions, asbestos-related liabilities that were previously paid by O-I now reside at Paddock. On January 6, 2020, Paddock voluntarily filed for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware, to equitably and finally resolve all of its current and future asbestos-related claims. O-I Glass and O-I Group were not included in the Chapter 11 filing. Paddock’s ultimate goal in its Chapter 11 case is to confirm a plan of reorganization under Section 524(g) of the Bankruptcy Code and utilize this specialized provision to establish a trust that will address all current and future asbestos-related claims. Although the Chapter 11 proceedings are progressing, it is not possible to predict the form of any ultimate resolution or when an ultimate resolution might occur at this time. The Company undertook the Corporate Modernization transactions to improve the Company’s operating efficiency and cost structure, which resulted in the legacy liabilities of O-I residing within Paddock, separate from the active operations of the Company’s subsidiaries, while fully maintaining Paddock’s ability to access the value of those operations to support its legacy liabilities through the support agreement. The Corporate Modernization transactions also helped ensure that Paddock has the same ability to fund the costs of defending and resolving present and future Asbestos Claims as O-I previously did, through Paddock’s retention of its own assets to satisfy these claims and through its access to additional funds from the Company through the support agreement. The ultimate amount that the Company may be required to fund on account of such asbestos-related liabilities paid out in connection with a confirmed Chapter 11 plan of reorganization cannot be estimated with certainty at this time.

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

The assessment regarding whether a valuation allowance is required or whether a change in judgment regarding the valuation allowance has occurred also considers all available positive and negative evidence, including, but not limited to:

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

In certain tax jurisdictions, the Company’s analysis indicates that it has cumulative losses in recent years. This is considered significant negative evidence which is objective and verifiable and, therefore, difficult to overcome. However, the cumulative loss position is not solely determinative, and, accordingly, the Company considers all other available positive and negative evidence in its analysis. Based on its analysis, the Company has recorded a valuation allowance for the portion of deferred tax assets where based on the weight of available evidence it is unlikely to realize those deferred tax assets.

Based on the evidence available, including a lack of sustainable earnings, the Company in its judgment previously recorded a valuation allowance against substantially all of its net deferred tax assets in the United States. If a change in judgment regarding this valuation allowance were to occur in the future, the Company will record a potentially material deferred tax benefit, which could result in a favorable impact on the effective tax rate in that period. The utilization of tax attributes to offset taxable income reduces the amount of deferred tax assets subject to a valuation allowance.

In 2017, the Company elected to treat Global Intangible Low Taxed Income (“GILTI”), which was effective in 2018 for the Company, as a period cost.

The U.S. Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. Additional guidance related to the Act continues to be issued providing further clarification on the application of the Act, including regulations related to the GILTI high-tax exception, interest deductibility, base erosion and anti-abuse tax, and foreign tax credits. In addition, global taxing authorities will be reviewing current legislation for potential modifications in reaction to the implementation of the Act. This additional guidance, along with the potential for additional global tax legislation changes, such as restrictions on interest deductibility and deductibility of cross-jurisdictional payments, could have a material adverse impact on net income and cash flow by impacting significant deductions or income inclusions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from fluctuations in foreign currency exchange rates, and changes in interest rates. To mitigate some of the near term volatility in the Company’s earnings and cash flows, the Company manages certain of its exposures through the use of derivative instruments. These instruments carry varying degrees of counterparty credit risk. To mitigate this risk, the Company has defined a financial counterparty policy that established criteria to select qualified counterparties based on credit ratings and credit default spreads. The policy also limits the exposure with individual counterparties. The Company monitors these exposures quarterly. The Company does not enter into derivative financial instruments for trading purposes. A discussion of the Company’s accounting policies for derivative financial instruments, as well as the Company’s exposure to market risk, is included in Notes 1 and 9 to the Consolidated Financial Statements.

For purposes of disclosing the market risk inherent in its derivative financial instruments, the Company utilizes sensitivity analyses which assume no changes to factors other than foreign currency exchange rates and interest rates.  The analyses do not reflect the complex market reactions that normally would arise from the market shifts modeled.

Foreign Currency Exchange Rate Risk

A substantial portion of the Company’s operations are conducted by subsidiaries outside the U.S. The primary international markets served by the Company’s subsidiaries are in Canada, China, Latin America (principally Brazil, Colombia, and Mexico), and Europe (principally France, Germany, Italy, the Netherlands, Poland, Spain, and the United Kingdom). In general, revenues earned and costs incurred by the Company’s major international operations are denominated in their respective local currencies. Consequently, the Company’s reported financial results could be affected by factors such as changes in foreign currency exchange rates or highly inflationary economic conditions in the international markets in which the Company’s subsidiaries operate. When the U.S. dollar strengthens against foreign currencies, the reported U.S. dollar value of local currency earnings generally decreases; when the U.S. dollar weakens against foreign currencies, the reported U.S. dollar value of local currency earnings generally increases. The Company has hedged a portion of the net investment in international subsidiaries against fluctuations in the European Euro through derivative financial instruments. The net fair value of these instruments was a net liability of approximately $51 million at December 31, 2020 and net asset of approximately $2 million at December 31, 2019.

In addition, because the Company’s subsidiaries operate within their local economic environment, the Company believes it is appropriate to finance those operations with borrowings denominated in the local currency to the extent practicable where debt financing is desirable or necessary. This strategy mitigates the risk of reported losses or gains in the event the foreign currency strengthens or weakens against the U.S. dollar. Considerations which influence the amount of such borrowings include long- and short-term business plans, tax implications, and the availability of borrowings with acceptable interest rates and terms. However, the Company has certain variable-interest rate borrowings denominated in currencies other than the functional currency of the borrowing subsidiaries. As a result, the Company is exposed to fluctuations in the currency of the borrowing against the subsidiaries’ functional currency.  The Company uses derivatives to manage these exposures and designates these derivatives as cash flow hedges of foreign exchange risk.  At December 31, 2020 and 2019, the net fair value of such swap contracts was a net liability of approximately $109 million and a net asset of approximately $4 million, respectively.

As of December 31, 2020, the potential change in fair value for such financial instruments from a change of 10% in the quoted foreign exchange rates would be approximately $168 million.

Interest Rate Risk

The Company’s interest expense is most sensitive to changes in the general level of interest rates applicable to the term loans under its Agreement (see Note 14 to the Consolidated Financial Statements for further information). The Company’s interest rate risk management objective is to limit the impact of interest rate changes on net income and cash flow, while minimizing interest payments and expense. To achieve this objective, the Company regularly evaluates its mix of fixed and floating-rate debt and, from time-to-time, may enter into interest rate swap agreements.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from (or payment of variable amounts to) a counterparty in exchange for the Company making (or receiving) fixed-rate payments. In 2019 and 2020, the Company has used interest rate swap agreements to effectively convert fixed-rate debt to variable-rate debt. At December 31, 2020 and 2019, the net fair value of such swap contracts was a net asset of approximately $17 million and approximately $5 million, respectively.  As of December 31, 2020, based on the outstanding balances on the Company’s variable-rate debt (including the effect of the swap contracts), a one percentage point change in interest rates would change the Company’s annual net interest expense by $15 million.

The following table provides information about the Company’s interest rate sensitivity related to its significant debt obligations, including interest rate swap agreements, at December 31, 2020. The table presents principal cash flows and related weighted-average interest rates by expected maturity date.

								Fair Value at
(Dollars in millions)	2021	2022	2023	2024	2025	Thereafter	Total	12/31/2020
Long-term debt at variable rate:
Principal by expected maturity	$11	$9	$16	$1,415	$10	$29	$1,490	$1,500
Avg. principal outstanding	$1,485	$1,475	$1,462	$746	$34	$29
Avg. interest rate	2.40%	2.40%	2.41%	2.41%	1.55%	1.60%
Long-term debt at fixed rate:
Principal by expected maturity	$131	$36	$1,035	$490	$1,204	$701	$3,597	$3,823
Avg. principal outstanding	$3,531	$3,447	$2,912	$2,150	$1,303	$701
Avg. interest rate	4.22%	4.32%	5.01%	4.62%	5.94%	6.63%

The Company believes the near-term exposure to interest rate risk of its debt obligations has not changed materially since December 31, 2020.

Forward-Looking Statements

This document contains "forward-looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933. Forward-looking statements reflect the Company's current expectations and projections about future events at the time, and thus involve uncertainty and risk. The words “believe,” “expect,” “anticipate,” “will,” “could,” “would,” “should,” “may,” “plan,” “estimate,” “intend,” “predict,” “potential,” “continue,” and the negatives of these words and other similar expressions generally identify forward-looking statements. It is possible the Company's future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) the impact of the COVID-19 pandemic and the various governmental, industry and consumer actions related thereto, (2) the Company’s ability to obtain the benefits it anticipates from the Corporate Modernization, (3) risks inherent in, and potentially adverse developments related to, the Chapter 11 bankruptcy proceeding involving Paddock, that could adversely affect the Company and the Company’s liquidity or results of operations, including the impact of deconsolidating Paddock from the Company’s financials, risks from asbestos-related claimant representatives asserting claims against the Company and potential for litigation and payment demands against the Company by such representatives and other third parties, (4) the amount that will be necessary to fully and finally resolve all of Paddock’s asbestos-related claims and the Company’s obligations to make payments to resolve such claims under the terms of its support agreement with Paddock, (5)

the Company’s ability to manage its cost structure, including its success in implementing restructuring or other plans aimed at improving the Company’s operating efficiency and working capital management, achieving cost savings, and remaining well-positioned to address Paddock’s legacy liabilities, (6) the Company’s ability to acquire or divest businesses, acquire and expand plants, integrate operations of acquired businesses and achieve expected benefits from acquisitions, divestitures or expansions, (7) the Company’s ability to achieve its strategic plan, (8) the Company’s ability to improve its glass melting technology, known as the MAGMA program, (9) foreign currency fluctuations relative to the U.S. dollar, (10) changes in capital availability or cost, including interest rate fluctuations and the ability of the Company to refinance debt on favorable terms, (11) the general political, economic and competitive conditions in markets and countries where the Company has operations, including uncertainties related to Brexit, economic and social conditions, disruptions in the supply chain, competitive pricing pressures, inflation or deflation, changes in tax rates and laws, natural disasters and weather, (12) the Company’s ability to generate sufficient future cash flows to ensure the Company’s goodwill is not impaired, (13) consumer preferences for alternative forms of packaging, (14) cost and availability of raw materials, labor, energy and transportation, (15) consolidation among competitors and customers, (16) unanticipated expenditures with respect to data privacy, environmental, safety and health laws, (17) unanticipated operational disruptions, including higher capital spending, (18) the Company’s ability to further develop its sales, marketing and product development capabilities, (19) the failure of the Company’s joint venture partners to meet their obligations or commit additional capital to the joint venture, (20) the ability of the Company and the third parties on which it relies for information technology system support to prevent and detect security breaches related to cybersecurity and data privacy, (21) changes in U.S. trade policies, and the other risk factors discussed in this annual report on Form 10-K and any subsequently filed Quarterly Report on Form 10-Q. It is not possible to foresee or identify all such factors. Any forward-looking statements in this document are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. Forward-looking statements are not a guarantee of future performance, and actual results or developments may differ materially from expectations. While the Company continually reviews trends and uncertainties affecting the Company's results of operations and financial condition, the Company does not assume any obligation to update or supplement any particular forward-looking statements contained in this document.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Share Owners and the Board of Directors of O-I Glass, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of O-I Glass, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of results of operations, comprehensive income (loss), share owners’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 16, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Goodwill – North America Reporting Unit
Description of the Matter

As of December 31, 2020, the Company’s goodwill balance associated with the North America reporting unit was $446 million. As discussed in Note 7 to the consolidated financial statements, goodwill is tested for impairment at least annually, or more frequently if impairment indicators arise. The outcome of the Company’s annual goodwill impairment test indicated that no impairment existed. However, the goodwill related to the North America reporting unit was determined to be at risk for future impairment charges given the difference (approximately 19%) between the business enterprise value (“BEV”) and the carrying value of this reporting unit.

Auditing management’s goodwill impairment test was complex and judgmental due to the significant estimation required to determine the BEV of the North America reporting unit. In particular, the BEV was sensitive to assumptions, such as estimated future cash flows of the reporting unit and changes in the weighted average cost of capital, which are affected by expectations about future market or economic conditions and the impact of planned business and operating strategies.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the assumptions and methodologies used in the calculation of the BEV of the North America reporting unit, as well as the Company’s review of the completeness and accuracy of the data used in the Company’s analysis.

To test the estimated BEV of the Company’s North America reporting unit, we performed audit procedures that included, among others, testing the underlying assumptions used in the Company’s analysis, testing the completeness and accuracy of the underlying estimated future cash flows used by management and testing of the calculation of the BEV of the reporting unit. We compared the assumptions used by management to historical results. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses over certain assumptions used by management to evaluate the changes in the BEV of the North America reporting unit that would result from changes in those assumptions. In addition, we involved our valuation specialists to assist with our evaluation of the methodologies applied and assumptions used by management.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1987.

Toledo, Ohio
February 16, 2021

O-I Glass, Inc.

CONSOLIDATED RESULTS OF OPERATIONS

Dollars in millions, except per share amounts

Years ended December 31,	2020	2019	2018
Net sales	$6,091	$6,691	$6,877
Cost of goods sold	(5,119)	(5,483)	(5,594)
Gross profit	972	1,208	1,283
Selling and administrative expense	(403)	(439)	(483)
Research, development and engineering expense	(75)	(68)	(70)
Interest expense, net	(265)	(311)	(261)
Equity earnings	37	78	77
Other income (expense), net (incl. goodwill impairment)	87	(729)	(269)
Earnings (loss) from continuing operations before income taxes	353	(261)	277
Provision for income taxes	(89)	(118)	(108)
Earnings (loss) from continuing operations	264	(379)	169
Gain (loss) from discontinued operations		(3)	113
Net earnings (loss)	264	(382)	282
Net earnings attributable to noncontrolling interests	(15)	(18)	(25)
Net earnings (loss) attributable to the Company	$249	$(400)	$257
Amounts attributable to the Company:
Earnings (loss) from continuing operations	$249	$(397)	$144
Gain (loss) from discontinued operations	—	(3)	113
Net earnings (loss)	$249	$(400)	$257
Basic earnings per share:
Earnings (loss) from continuing operations	$1.59	$(2.56)	$0.90
Gain (loss) from discontinued operations	—	(0.02)	0.71
Net earnings (loss)	$1.59	$(2.58)	$1.61
Diluted earnings per share:
Earnings (loss) from continuing operations	$1.57	$(2.56)	$0.89
Gain (loss) from discontinued operations	—	(0.02)	0.70
Net earnings (loss)	$1.57	$(2.58)	$1.59
Dividends declared per common share	$0.05	$0.15	$0.05

See accompanying Notes to the Consolidated Financial Statements.

O-I Glass, Inc.

CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

Dollars in millions

Years ended December 31,	2020	2019	2018
Net earnings (loss)	$264	$(382)	$282
Other comprehensive income (loss):
Foreign currency translation adjustments	(416)	58	(174)
Pension and other postretirement benefit adjustments, net of tax	33	45	30
Change in fair value of derivative instruments, net of tax	(46)	4	(6)
Other comprehensive income (loss)	(429)	107	(150)
Total comprehensive income (loss)	(165)	(275)	132
Comprehensive income attributable to noncontrolling interests	(15)		(17)
Comprehensive income (loss) attributable to the Company	$(180)	$(275)	$115

See accompanying Notes to the Consolidated Financial Statements.

O-I Glass, Inc.

CONSOLIDATED BALANCE SHEETS

Dollars in millions

December 31,	2020	2019
Assets
Current assets:
Cash and cash equivalents	$563	$551
Trade receivables, net of allowances of $33 million and $32 million at December 31, 2020 and 2019, respectively	623	621
Inventories	841	1,045
Prepaid expenses and other current assets	270	271
Total current assets	2,297	2,488
Other assets:
Equity investments	673	694
Pension assets	67	42
Other assets	662	808
Intangibles, net	325	371
Goodwill	1,951	1,934
Total other assets	3,678	3,849

Property, plant and equipment:
Land, at cost	248	275
Buildings and equipment, at cost:
Buildings and building equipment	1,197	1,267
Factory machinery and equipment	5,285	5,623
Transportation, office and miscellaneous equipment	79	104
Construction in progress	211	359
	7,020	7,628
Less accumulated depreciation	4,113	4,355
Net property, plant and equipment	2,907	3,273
Total assets	$8,882	$9,610

See accompanying Notes to the Consolidated Financial Statements.

O-I Glass, Inc.

CONSOLIDATED BALANCE SHEETS (Continued)

Dollars in millions, except per share amounts

December 31,	2020	2019
Liabilities and Share Owners’ Equity
Current liabilities:
Accounts payable	$1,126	$1,276
Salaries and wages	145	132
U.S. and foreign income taxes	22	32
Other accrued liabilities	408	431
Short-term loans	55	75
Long-term debt due within one year	142	49
Total current liabilities	1,898	1,995
Long-term debt	4,945	5,435
Deferred taxes	109	110
Pension benefits	521	528
Nonpension postretirement benefits	113	135
Other liabilities	424	357
Asbestos-related liabilities		486
Paddock Support Agreement	471
Share owners’ equity:
Share owners’ equity of the Company:
Common stock, par value $.01 per share, 250,000,000 shares authorized, 189,305,018 and 188,447,335 shares issued (including treasury shares), respectively	2	2
Capital in excess of par value	3,129	3,130
Treasury stock, at cost, 31,911,047 and 32,573,359 shares, respectively	(714)	(733)
Retained earnings (accumulated deficit)	152	(89)
Accumulated other comprehensive loss	(2,272)	(1,843)
Total share owners’ equity of the Company	297	467
Noncontrolling interests	104	97
Total share owners’ equity	401	564
Total liabilities and share owners’ equity	$8,882	$9,610

See accompanying Notes to the Consolidated Financial Statements.

O-I Glass, Inc.

CONSOLIDATED SHARE OWNERS’ EQUITY

Dollars in millions

	Share Owners’ Equity of the Company

	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings (accumulated deficit)	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Share Owners' Equity
Balance on January 1, 2018	$2	3,099	(551)	84	(1,826)	119	927
Issuance of common stock (0.03 million shares)							—
Reissuance of common stock (0.4 million shares)		(2)	9				7
Treasury shares purchased (8.6 million shares)			(163)				(163)
Stock compensation (0.8 million shares)		27					27
Dividends declared (a)				(8)			(8)
Net earnings				257		25	282
Other comprehensive loss					(142)	(8)	(150)
Distributions to noncontrolling interests						(22)	(22)
Balance on December 31, 2018	2	3,124	(705)	333	(1,968)	114	900
Issuance of common stock (0.1 million shares)		2					2
Reissuance of common stock (0.4 million shares)		(6)	15				9
Treasury shares purchased (2.1 million shares)			(38)				(38)
Stock compensation (1.7 million shares)		10					10
Dividends declared (b)				(22)			(22)
Net earnings (loss)				(400)		18	(382)
Other comprehensive income (loss)					125	(18)	107
Distributions to noncontrolling interests						(17)	(17)
Other			(5)				(5)
Balance on December 31, 2019	2	3,130	(733)	(89)	(1,843)	97	564
Reissuance of common stock (0.9 million shares)		(12)	21				9
Stock compensation (0.9 million shares)		11					11
Dividends declared (c)				(8)			(8)
Net earnings				249		15	264
Other comprehensive loss					(429)		(429)
Distributions to noncontrolling interests						(8)	(8)
Other			(2)				(2)
Balance on December 31, 2020	$2	$3,129	$(714)	$152	$(2,272)	$104	$401
(a) The Company's Board of Directors declared a quarterly cash dividend of five cents per share of common stock in the fourth quarter of 2018.
(b) The Company's Board of Directors declared a quarterly cash dividend of five cents per share of common stock in the second, third and fourth quarters of 2019.
(c) The Company's Board of Directors declared a quarterly cash dividend of five cents per share of common stock in the first quarter of 2020.

See accompanying Notes to the Consolidated Financial Statements.

O-I Glass, Inc.

CONSOLIDATED CASH FLOWS

Dollars in millions

Years ended December 31,	2020	2019	2018
Operating activities:
Net earnings (loss)	$264	$(382)	$282
Loss (gain) from discontinued operations		3	(113)
Non-cash charges (credits):
Depreciation	369	390	388
Amortization of intangibles and other deferred items	99	109	106
Amortization of finance fees and debt discount	14	10	13
Deferred tax provision (benefit)	(5)	7	(9)
Pension expense	38	32	32
Restructuring, asset impairment and related charges	96	69	92
Charges for asbestos-related cost		35	125
Pension settlement charges	26	26	74
Goodwill impairment charge		595
Gain on sale of equity investment		(107)
Gain on sale of ANZ businesses	(275)
Other asset impairments	36	22
Pension contributions	(103)	(33)	(34)
Asbestos-related payments		(151)	(105)
Cash paid for restructuring activities	(37)	(54)	(32)
Change in components of working capital	(181)	(176)	15
Other, net	116	13	(41)
Cash provided by continuing operating activities	457	408	793
Cash utilized in discontinued operating activities		(3)	(2)
Total cash provided by operating activities	457	405	791
Investing activities:
Cash payments for property, plant and equipment	(311)	(426)	(536)
Acquisitions, net of cash acquired		(190)	(123)
Contributions and advances to joint ventures		(22)	(52)
Net cash proceeds on disposal of assets	10	197	11
Net cash proceeds on sale of ANZ businesses, net of transaction costs	441
Deconsolidation of Paddock	(47)
Other, net		4	2
Cash provided by (utilized in) investing activities	93	(437)	(698)
Financing activities:
Additions to long-term debt	1,845	4,265	2,511
Repayments of long-term debt	(2,460)	(4,099)	(2,353)
Increase (decrease) in short-term loans	(15)	49	(18)
Payment of finance fees	(51)	(85)	(13)
Dividends paid	(8)	(31)
Net cash proceeds for hedging activity	(8)	28
Distributions paid to noncontrolling interests	(12)	(17)	(22)
Treasury shares repurchased		(38)	(163)
Sale leaseback proceeds in conjunction with ANZ sale	155
Issuance of common stock and other	(3)	(4)	5
Cash provided by (utilized in) financing activities	(557)	68	(53)
Effect of exchange rate fluctuations on cash	19	3	(20)
Increase in cash	12	39	20
Cash and cash equivalents at beginning of period	551	512	492
Cash and cash equivalents at end of period	$563	$551	$512

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

Nature of Operations The Company is a leading manufacturer of glass container products. The Company’s principal product lines are glass containers for the food and beverage industries. The Company has glass container operations located in 20 countries. The principal markets and operations for the Company’s products are in the Americas and Europe.

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

The Corporate Modernization was conducted pursuant to Section 251(g) of the General Corporation Law of the State of Delaware, which permits the creation of a holding company through a merger with a direct or indirect wholly owned subsidiary of the constituent corporation without stockholder approval. The Corporate Modernization involved a series of transactions (together with certain related transactions, the “Corporate Modernization”) pursuant to which (1) O-I formed a new holding company, O-I Glass, as a direct wholly owned subsidiary of O-I and a sister company to Owens-Illinois Group, Inc. (“O-I Group”), (2) O-I Glass formed a new Delaware limited liability company, Paddock, as a direct wholly owned subsidiary of O-I Glass, (3) O-I merged with and into Paddock, with Paddock continuing as the surviving entity and as a direct wholly owned subsidiary of O-I Glass (the “Merger”) and (4) Paddock distributed 100% of the capital stock of O-I Group to O-I Glass, as a result of which O-I Group is a direct, wholly owned subsidiary of O-I Glass and sister company to Paddock.

Upon the effectiveness of the Merger, each share of O-I stock held immediately prior to the Merger automatically converted into a right to receive an equivalent corresponding share of O-I Glass stock, having the same designations, rights, powers and preferences, qualifications, limitations, and restrictions as the corresponding share of O-I stock being converted. Immediately after the Corporate Modernization, O-I Glass had, on a consolidated basis, the same assets, businesses and operations as O-I had immediately prior to the Corporate Modernization. After the Corporate Modernization, O-I’s stockholders became stockholders of O-I Glass. The implementation of the Corporate Modernization was accounted for as a merger under common control.

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

See accompanying Notes to the Consolidated Financial Statements.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Revenue Recognition Revenue is recognized at the point in time when obligations under the terms of the Company’s contracts and related purchase orders with its customers are satisfied, which primarily takes place when products are shipped from the Company’s manufacturing or warehousing facilities to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods, which includes estimated provisions for rebates, discounts, returns and allowances. Sales, value-added, and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue.

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

Allowance for Doubtful Accounts The allowance for doubtful accounts is established through charges to the provision for bad debts. The Company evaluates the adequacy of the allowance for doubtful accounts on a periodic basis. The evaluation includes historical trends in collections and write-offs, information on current economic conditions and future forecasts and management’s evaluation of business risk.

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

Property, Plant and Equipment Property, plant and equipment (“PP&E”) is carried at cost and includes expenditures for new facilities and equipment and those costs which substantially increase the useful lives or capacity of existing PP&E. In general, depreciation is computed using the straight-line method and recorded over the estimated useful life of the asset. Factory machinery and equipment is depreciated over periods ranging from 5 to 25 years with the majority of such assets (principally glass-melting furnaces and forming machines) depreciated over 7 to 15 years. Buildings and building equipment are depreciated over periods ranging from 10 to 50 years. Depreciation expense directly attributed to the manufacturing of the Company’s products is included in cost of goods sold. Depreciation expense related to non-manufacturing activities is included in Selling and

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

administrative. Depreciation expense includes the amortization of assets recorded under financing leases. Maintenance and repairs are expensed as incurred. Costs assigned to PP&E of acquired businesses are based on estimated fair values at the date of acquisition. The Company evaluates the recoverability of PP&E based on undiscounted projected cash flows, excluding interest and taxes, when factors indicate that impairment may exist. If impairment exists, the asset is written down to fair value.

Derivative Instruments   The Company uses derivative instruments to manage risks generally associated with foreign exchange rate and interest rate volatility. Derivative financial instruments are included on the balance sheet at fair value. Changes in the fair value of derivative assets or liabilities (i.e., gains or losses) are recognized depending upon the type of hedging relationship and whether a hedge has been designated. For those derivative instruments that qualify for hedge accounting, the Company designates the hedging instrument, based upon the exposure being hedged, as a cash flow hedge, fair value hedge, or a hedge of a net investment in a foreign operation. For a derivative instrument designated as a fair value hedge, the gain or loss on the derivative is recognized in earnings immediately with the offsetting gain or loss on the hedged item. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of Accumulated other comprehensive loss and is subsequently recognized in earnings when the hedged exposure affects earnings. If there is an ineffective portion of the change in fair value of the derivative it is recognized directly in earnings. For a derivative instrument designated as a hedge of a net investment in a foreign operation, the effective portion of the derivative's gain or loss is reported in Accumulated other comprehensive loss as part of the cumulative translation adjustment, and amounts are reclassified out of accumulated other comprehensive loss into earnings when the hedged net investment is either sold or substantially liquidated. Changes in fair value of derivative instruments that do not qualify for hedge accounting are recognized immediately in current net earnings. The Company does not enter into derivative financial instruments for trading purposes and is not a party to leveraged derivatives. In the consolidated statement of cash flows, the settlement of derivative instruments designated as hedges is typically recorded in the category that is consistent with the nature of the underlying item being hedged. See Note 9 to the Consolidated Financial Statements for additional information about hedges and derivative financial instruments.

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

New Accounting Standards

Credit Losses – Effective January 1, 2020, the Company adopted ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” using the modified retrospective transition method. This ASU amends the impairment model to utilize an expected loss methodology in place of the incurred loss methodology for financial instruments, including trade receivables. The

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

amendment requires entities to consider a broader range of information to estimate expected credit losses, which may result in earlier recognition of losses. The adoption of ASU No. 2016-13 had no cumulative effect adjustment as of January 1, 2020 and no material impact on the Company’s consolidated balance sheet, consolidated results of operations or consolidated cash flows. See Note 4 for additional information.

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

Disclosure Requirements for Defined Benefit Plans - In August 2018, the FASB issued ASU No. 2018-14, “Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans,” which modifies the defined benefit plan disclosure requirements. Application of the standard is required for annual periods ending after December 15, 2020. The Company adopted this standard in the fourth quarter of 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Effects of Reference Rate Reform on Financial Reporting - In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which allows for elective contract modification guidance for contracts or other transactions that reference LIBOR or a reference rate that is expected to be discontinued as a result of reference rate reform. The Company adopted ASU No. 2020-04 effective July 1, 2020. The adoption of this ASU had no impact on the Company’s consolidated balance sheet, consolidated results of operations or consolidated cash flows.

2. Segment Information

Historically, the Company had three reportable segments and three operating segments based on its geographic locations: the Americas, Europe and Asia Pacific. These three segments are aligned with the Company’s internal approach to managing, reporting, and evaluating performance of its global glass operations. On July 31, 2020, the Company completed the sale of its Australia and New Zealand (“ANZ”) businesses, which comprised the majority of its businesses in the Asia Pacific region (approximately 85% of net sales in that region for the full year 2019), to Visy Industries Holdings Pty Ltd. (“Visy”).  After the sale of the ANZ businesses, the remaining businesses in the Asia Pacific region do not meet the criteria of an individually reportable segment. For the year ended December 31, 2020, the results for the Asia Pacific reportable segment reflect only seven months of the results of the ANZ businesses. For the years ended December 31, 2019 and December 31, 2018, the results of the Asia Pacific segment have been recast to reflect only the results of its ANZ businesses. For all historical periods discussed in this report, the sales and operating results of the other businesses that historically comprised the Asia Pacific segment, and that have been retained by the Company, have been reclassified to Other sales and Retained corporate costs and other, respectively. For asset reporting purposes, only the assets related to the ANZ businesses have been reported in the Asia Pacific segment, while the other businesses that historically comprised this segment, and that have been retained by the Company, have been reclassified to the Retained corporate costs and other assets line for all periods presented.

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

Financial information regarding the Company’s reportable segments is as follows:

	2020	2019	2018
Net sales:
Americas	$3,322	$3,622	$3,638
Europe	2,364	2,387	2,489
Asia Pacific	281	534	582
Reportable segment totals	5,967	6,543	6,709
Other	124	148	168
Net sales	$6,091	$6,691	$6,877

	2020	2019	2018
Segment operating profit:
Americas	$395	$495	$585
Europe	264	317	316
Asia Pacific	19	44	54
Reportable segment totals	678	856	955
Items excluded from segment operating profit:
Retained corporate costs and other charges	(145)	(112)	(116)
Gain on sale of ANZ businesses	275
Charge for goodwill impairment		(595)
Charge for asbestos-related costs		(35)	(125)
Pension settlement charges	(26)	(26)	(74)
Restructuring, asset impairment and other	(142)	(114)	(102)
Charge for deconsolidation of Paddock	(14)
Strategic transaction and corp. modernization costs	(8)	(31)
Gain on sale of equity investment		107
Interest expense, net	(265)	(311)	(261)
Earnings (loss) from continuing operations before income taxes	$353	$(261)	$277

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

				Reportable	Retained	Consoli-
			Asia	Segment	Corp Costs	dated
	Americas	Europe	Pacific	Totals	and Other	Totals
Total assets:
2020	$4,927	$3,507	$—	$8,434	$448	$8,882
2019	5,264	3,127	694	9,085	525	9,610
2018	5,497	3,036	620	9,153	546	9,699
Equity investments:
2020	$492	$120	$—	$612	$61	$673
2019	491	101		592	102	694
2018	429	98		527	171	698
Equity earnings (losses):
2020	$51	$23	$—	$74	$(37)	$37
2019	38	18		56	22	78
2018	39	21		60	17	77
Capital expenditures:
2020	$146	$138	$20	$304	$7	$311
2019	178	177	39	394	32	426
2018	255	187	52	494	42	536
Depreciation and amortization expense:
2020	$270	$146	$28	$444	$24	$468
2019	292	136	45	473	26	499
2018	293	136	43	472	22	494

The Company’s tangible long-lived assets, including property, plant and equipment and operating lease right-of-use assets, by geographic region are as follows:

	U.S.	Non-U.S.	Total
2020	$751	$2,294	$3,045
2019	778	2,698	3,476
2018	681	2,404	3,085

The Company’s net sales by geographic region are as follows:

	U.S.	Non-U.S.	Total
2020	$1,791	$4,300	$6,091
2019	1,914	4,777	6,691
2018	2,020	4,857	6,877

Operations outside the U.S. that accounted for 10% or more of consolidated net sales from continuing operations were in France (2020- 11%), Italy (2020-11%, 2019- 10%), and Mexico (2020-11%, 2019- 11%).

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

3. Revenue

On January 1, 2018, the Company adopted accounting standard ASC 606, “Revenue from Contracts with Customers” and selected the modified retrospective transition method. The adoption of this standard did not impact the Company’s consolidated results of operations or balance sheet and there was no cumulative effect of initially applying this new revenue standard to the opening balance of retained earnings.

Revenue is recognized at a point in time when obligations under the terms of the Company’s contracts and related purchase orders with its customers are satisfied. This occurs with the transfer of control of glass containers, which primarily takes place when products are shipped from the Company’s manufacturing or warehousing facilities to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods, which includes estimated provisions for rebates, discounts, returns and allowances. Sales, value-added, and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. The Company’s payment terms are based on customary business practices and can vary by customer type. The term between invoicing and when payment is due is not significant. Also, the Company elected to account for shipping and handling costs as a fulfillment cost at the time of shipment.

For the years ended December 31, 2020 and 2019, the Company had no material bad debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Consolidated Balance Sheet. For the years ended December 31, 2020, 2019 and 2018, revenue recognized from prior periods (for example, due to changes in transaction price) was not material.

Consistent with the disclosures in Note 2 related to the ANZ sale, Asia Pacific revenue for the year ended December 31, 2020 reflects only seven months of revenue from the ANZ businesses. For the years ended December 31, 2019 and December 31, 2018, revenue of the Asia Pacific segment has been recast to reflect only the revenue of the ANZ businesses. The other businesses that comprised the Asia Pacific segment and that have been retained by the Company have been reclassified to the Other sales line.

The following table for the year ended December 31, 2020 disaggregates the Company’s revenue by customer end use:

	Americas	Europe	Asia Pacific	Total

Alcoholic beverages (beer, wine, spirits)	$2,008	$1,681	$217	$3,906
Food and other	823	481	38	1,342
Non-alcoholic beverages	491	202	26	719
Reportable segment totals	$3,322	$2,364	$281	$5,967
Other				124
Net sales				$6,091

The following table for the year ended December 31, 2019 disaggregates the Company’s revenue by customer end use:

	Americas	Europe	Asia Pacific	Total

Alcoholic beverages (beer, wine, spirits)	$2,301	$1,715	$412	$4,428
Food and other	760	433	71	1,264
Non-alcoholic beverages	561	239	51	851
Reportable segment totals	$3,622	$2,387	$534	$6,543
Other				148
Net sales				$6,691

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The following table for the year ended December 31, 2018 disaggregates the Company’s revenue by customer end use:

	Americas	Europe	Asia Pacific	Total

Alcoholic beverages (beer, wine, spirits)	$2,281	$1,780	$468	$4,529
Food and other	780	461	60	1,301
Non-alcoholic beverages	577	248	54	879
Reportable segment totals	$3,638	$2,489	$582	$6,709
Other				168
Net sales				$6,877

4. Credit Losses

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

At December 31, 2020 and 2019, the Company reported $623 million and $621 million of accounts receivable, respectively, net of allowances of $33 million and $32 million, respectively. Changes in the allowance were not material for the years ended December 31, 2020 or 2019.

5. Inventories

Major classes of inventory are as follows:

	2020	2019
Finished goods	$675	$872
Raw materials	129	128
Operating supplies	37	45
	$841	$1,045

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

6. Equity Investments

At December 31, 2020, the Company’s ownership percentage in affiliates include:

	O-I Ownership
Affiliates	Percentage	Business Type
Empresas Comegua S.A.	49.7%	Glass container manufacturer
BJC O-I Glass Pte. Ltd.	50%	Glass container manufacturer
CO Vidrieria SARL ("COV")	50%	Glass container manufacturer
Rocky Mountain Bottle Company	50%	Glass container manufacturer
Vetrerie Meridionali SpA ("VeMe")	50%	Glass container manufacturer
Vetri Speciali SpA	50%	Specialty glass manufacturer

Summarized information pertaining to the Company’s equity affiliates follows:

	2020	2019	2018
Equity in earnings:
Non-U.S.	$29	$58	$52
U.S.	8	20	25
Total	$37	$78	$77
Dividends received	$58	$42	$72

In 2020, the Company evaluated the future estimated earnings and cash flow of one of its Non-U.S. equity investments (a glass container manufacturer reported in the Retained corporate costs and other category) and determined that it was other-than-temporarily impaired. As such, the Company recorded an impairment charge of approximately $36 million to the equity earnings line in its Consolidated Results of Operations to reduce its carrying value down to its estimated fair value. Subsequent to the impairment charge, the remaining carrying value of this equity investment was $0. The Company classified the significant assumptions that were utilized in a discounted cash flow model to determine the fair value of the impaired assets as Level 3 in the fair value hierarchy as set forth in the general accounting principles for fair value measurements.

Summarized combined financial information for equity affiliates is as follows (unaudited):

	2020	2019
At end of year:
Current assets	$476	$460
Non-current assets	1,317	1,356
Total assets	1,793	1,816
Current liabilities	330	303
Other liabilities and deferred items	183	158
Total liabilities and deferred items	513	461
Net assets	$1,280	$1,355

For the year:	2020	2019	2018
Net sales	$927	$908	$972
Gross profit	$256	$232	$234
Net earnings	$141	$114	$184

In December 2019, the Company sold its 25% equity interest in Tata Chemicals (Soda Ash) Partners.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Based on an evaluation of each of the Company’s equity investments for the three years ending December 31, 2020, no investments exceeded the significant subsidiary thresholds per Rule 3-09 of Regulation S-X. As such, separate financial statements for the Company’s equity investments are not required to be filed with the Securities and Exchange Commission.

The Company made purchases of approximately $111 million and $205 million from equity affiliates in 2020 and 2019, respectively, and owed approximately $82 million and $103 million to equity affiliates as of December 31, 2020 and 2019, respectively.

7. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2020, 2019, and 2018 are as follows:

	Europe	Americas	Other	Total
Balance as of January 1, 2018	$913	$1,672	$5	$2,590
Translation effects	(39)	(38)		(77)
Balance as of December 31, 2018	874	1,634	5	2,513
Acquisition (divestiture) related adjustments		21	(5)	16
Impairment		(595)		(595)
Translation effects	(15)	15
Balance as of December 31, 2019	859	1,075		1,934
Translation effects	74	(57)		17
Balance as of December 31, 2020	$933	$1,018	$—	$1,951

Goodwill is tested for impairment annually as of October 1 (or more frequently if impairment indicators arise) by comparing the business enterprise value (“BEV”) of each reporting unit with its carrying value. The BEV is computed based on estimated future cash flows, discounted at the weighted average cost of capital of a hypothetical third-party buyer. If the BEV is less than the carrying value for any reporting unit, then any excess of the carrying value over the BEV will be recorded as an impairment loss. The calculations of the BEV of the Company’s reporting units were determined based on valuation techniques using the best available information of significant unobservable inputs, primarily future cash flows of the reporting units, discount rates, terminal business values, and are classified as Level 3 in the fair value hierarchy.

The COVID-19 pandemic had an adverse impact on the Company’s business during the second quarter of 2020, resulting in a significant decline in revenue and earnings, along with a decline in the Company’s stock price and associated market capitalization. The Company determined that the impact of COVID-19 was a triggering event that required the Company to perform a quantitative interim goodwill impairment test in the second quarter of 2020. This interim test indicated that the BEV of each of the Company’s reporting units exceeded its carrying amount in the second quarter of 2020; therefore, no goodwill impairment existed. During the fourth quarter of 2020, the Company completed its annual impairment testing and determined that no impairment existed.

There can be no assurance that anticipated financial results will be achieved and the goodwill balances remain susceptible to future impairment charges. The goodwill related to the North America reporting unit, which was approximately $446 million and is included in the Americas segment above, was determined to have the greatest risk of future impairment charges given the difference (approximately 19%) between the BEV and

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

carrying value of this reporting unit as of October 1, 2020. The BEVs of the Company’s Europe and Latin America reporting units more substantially exceeded their carrying values as of October 1, 2020. If the Company’s projected future cash flows were lower, or if the assumed weighted average cost of capital were higher, the testing performed in the fourth quarter of 2020 may have indicated an impairment of the goodwill related to one or more of the Company’s reporting units. Any impairment charges that the Company may take in the future could be material to its consolidated results of operations and financial condition.

During the time subsequent to the annual evaluation, and at December 31, 2020, the Company considered whether any events and/or changes in circumstances had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired and has determined that no such events have occurred.

During the third quarter of 2019, the Company determined that indicators of impairment had occurred which required the Company to perform a quantitative interim goodwill impairment test. The triggering events were management’s update to its long-range plan, which indicated lower projected future cash flows for its North American reporting unit (in the Americas segment) and a significant reduction in the Company’s share price. During 2019, the Company’s business in North America experienced declining shipments to its alcoholic beverage customers, primarily in the beer category. As a result of the goodwill impairment test, the Company recorded a non-cash impairment charge of $595 million in the third quarter of 2019, which was equal to the excess of the North American reporting unit's carrying value over its fair value (BEV). Goodwill related to the Company’s other reporting units was determined to not be impaired as a result of the interim impairment analysis in the third quarter of 2019. During the fourth quarter of 2019, the Company completed its annual impairment testing and determined that no impairment existed.

The acquisition-related adjustment in the Americas segment (Latin America reporting unit) in 2019 relates to the Nueva Fanal acquisition that the Company completed on June 28, 2019. See Note 21 for additional details.

Goodwill for the Americas segment is net of accumulated impairment losses of $595 million as of December 31, 2020 and 2019.

Intangible Assets

Customer list intangible assets are amortized using the accelerated amortization method over their 20 year lives. Net intangible asset values were $325 million and $371 million, which included accumulated amortization of $216 million and $183 million, for the years ended December 31, 2020 and 2019, respectively. Amortization expense for intangible assets was $33 million, $41 million and $40 million for the years ended December 31, 2020, 2019, and 2018, respectively. Estimated amortization related to intangible assets through 2025 is as follows: 2021, $32 million; 2022, $30 million; 2023, $27 million; 2024, $25 million; and 2025, $24 million. No impairment existed on these assets at December 31, 2020.

The Company has determined that the fair value measurements related to the customer list intangible assets are based on significant unobservable inputs and are classified as Level 3 in the fair value hierarchy.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

8. Other Assets

Other assets (noncurrent) consist of the following at December 31, 2020 and 2019:

	2020	2019
Right of use lease assets	$138	$203
Deferred tax assets	178	178
Deferred returnable packaging costs	82	110
Repair part inventories	112	115
Capitalized software	59	74
Value added taxes	19	26
Other	74	102
	$662	$808

Capitalized software includes costs related to the acquisition and development of internal-use software. These costs are amortized over the estimated useful life of the software. Amortization expense for capitalized software was $12 million, $13 million and $12 million for 2020, 2019, and 2018, respectively. Estimated amortization related to capitalized software through 2025 is as follows: 2021, $10 million; 2022, $9 million; 2023, $8 million; 2024, $8 million; and 2025, $7 million.

9. Derivative Instruments

The Company has certain derivative assets and liabilities which consist of foreign exchange option and forward contracts, interest rate swaps and cross currency swaps. The valuation of these instruments is determined primarily using the income approach, including discounted cash flow analysis on the expected cash flows of each derivative. Foreign exchange rates and interest rates are the significant inputs into the valuation models. The Company also evaluates counterparty risk in determining fair values. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. These inputs are observable in active markets over the terms of the instruments the Company holds, and accordingly, the Company classifies its derivative assets and liabilities as Level 2 in the hierarchy.

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

During the second and third quarters of 2020, the Company terminated a portion of its cross-currency swaps, which resulted in a net $3 million cash outflow recognized in the Cash flows from financing activities section of the Consolidated Cash Flows. During the second quarter of 2019, the Company terminated a portion of its cross-currency swaps, which resulted in a $15 million cash inflow recognized in the Cash flows from financing activities section of the Consolidated Cash Flows.

An unrecognized gain of $9 million at December 31, 2020, related to these cross-currency swaps, was included in Accumulated OCI, and will be reclassified into earnings within the next twelve months.

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

During the second quarter of 2019, the Company terminated a portion of its interest rate swaps, which resulted in a $13 million cash inflow recognized in the Cash flows from financing activities section of the Consolidated Cash Flows.

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

An unrecognized loss of less than $1 million at year ended December 31, 2020 related to these interest rate swaps was included in Accumulated OCI, and will be reclassified into earnings within the next twelve months.

Net Investment Hedges

The Company is exposed to fluctuations in foreign exchange rates on investments it holds in non-U.S. subsidiaries and uses cross currency swaps to partially hedge this exposure.

During the third quarter of 2020, the Company terminated a portion of its cross-currency swaps designated as net investment hedges, which resulted in a $5 million outflow recognized in the Cash flows from financing section of the Consolidated Cash Flows.

Foreign Exchange Derivative Contracts Not Designated as Hedging Instruments

The Company uses short-term forward exchange or option agreements to purchase foreign currencies at set rates in the future. These agreements are used to limit exposure to fluctuations in foreign currency exchange rates for significant planned purchases of fixed assets or commodities that are denominated in currencies other than the subsidiaries’ functional currency. The Company also uses foreign exchange agreements to offset the foreign currency exchange rate risk for receivables and payables, including intercompany receivables, payables, and loans, not denominated in, or indexed to, their functional currencies.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Balance Sheet Classification

The following table shows the amount and classification (as noted above) of the Company’s derivatives at December 31, 2020 and 2019:

	Fair Value of
	Hedge Assets		Hedge Liabilities
	2020	2019	2020	2019
Derivatives designated as hedging instruments:
Interest rate swaps - fair value hedges (a)	$17	$8	$—	$2
Cash flow hedges of foreign exchange risk (b)	6	25	115	21
Interest rate swaps - cash flow hedges (c)				1
Net investment hedges (d)	1	2	52
Total derivatives accounted for as hedges	$24	$35	$167	$24
Derivatives not designated as hedges:
Foreign exchange derivative contracts (e)	1	3	3
Total derivatives	$25	$38	$170	$24

Current	$13	$8	$15	$—
Noncurrent	12	30	155	24
Total derivatives	$25	$38	$170	$24

(a)	The notional amounts of the interest rate swaps designated as fair value hedges were €725 million at December 31, 2020 and December 31, 2019. The maximum maturity dates were in 2024 at December 31, 2020 and December 31, 2019.
(b)	The notional amounts of the cash flow hedges of foreign exchange risk were $978 million and $1.424 billion at December 31, 2020 and December 31, 2019, respectively. The maximum maturity dates were in 2023 at December 31, 2020 and December 31, 2019.
(c)	The notional amounts of the interest rate swaps designated as cash flow hedges were $0 million and $105 million at December 31, 2020 and December 31, 2019, respectively. The maximum maturity date was 2020 at December 31, 2019.
(d)	The notional amounts of the net investment hedges were €311 million at December 31, 2020 and December 31, 2019, and maximum maturity dates were 2027 at December 31, 2020 and 2020 at December 31, 2019.
(e)	The notional amounts of the foreign exchange derivative contracts were $247 million and $283 million and maximum maturity dates were 2021 and 2020 at December 31, 2020 and December 31, 2019, respectively.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The effects of derivative instruments on the Company’s Consolidated Statements of Results of Operations and Comprehensive Income (Loss) for OCI for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Gain (Loss) Recognized in OCI (Effective Portion)			Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
Derivatives designated as hedging instruments:	2020	2019	2018	2020	2019	2018
Cash Flow Hedges
Cash flow hedges of foreign exchange risk (a)	$(99)	$28	$12	$(115)	$(30)	$9
Cash flow hedges of interest rate risk (b)		(1)	(1)	(1)
Net Investment Hedges
Net Investment Hedges	(54)	10	5	4	(7)	1
	$(153)	$37	$16	$(112)	$(37)	$10

	Amount of Gain (Loss) Recognized in Other income (expense), net
Derivatives not designated as hedges:	2020	2019	2018
Foreign exchange derivative contracts	$9	$10	$1

(1) Gains and losses reclassified from accumulated OCI and recognized in income are recorded to (a) other income (expense), net or (b) interest expense, net.

10. Restructuring

The Company continually reviews its manufacturing footprint and operating cost structure and may decide to close operations or reduce headcount to gain efficiencies, integrate acquired operations, reduce future expenses and address other market factors. The Company incurs costs associated with these actions including employee severance and benefits, other exit costs such as those related to contract terminations, and asset impairment charges. The Company also may incur other costs related to closed facilities including environmental remediation, clean-up, dismantling and preparation for sale or other disposition.

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

The Company’s decisions to curtail selected production capacity have resulted in write-downs of certain long-lived assets to the extent their carrying amounts exceeded fair value or fair value less cost to sell. The Company classified the significant assumptions used to determine the fair value of the impaired assets in the period that the measurement was taken as Level 3 (third-party appraisal) in the fair value hierarchy as set forth in the general accounting principles for fair value measurements. For the asset impairments recorded through December 31, 2020 and December 31, 2019, the remaining carrying value of the impaired assets was approximately $1 million and $0, respectively.

When a decision is made to take restructuring actions, the Company manages and accounts for them programmatically apart from the ongoing operations of the business. Information related to major programs is

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

presented separately while minor initiatives are presented on a combined basis. As of December 31, 2020 and 2019, no major restructuring programs were in effect.

In 2020, the Company implemented several discrete restructuring initiatives and recorded restructuring and other charges of $96 million.  These charges consisted of employee costs such as severance and benefit-related costs, write-down of assets and other exit costs primarily related to plant and furnace closures in the Americas and in Retained corporate costs and other, as well as a reduction-in-force program as part of its selling, general and administrative expense reduction initiative to help simplify the organization and improve decision making and execution. These restructuring charges were discrete actions and are expected to approximate the total cumulative costs for those actions as no significant additional costs are expected to be incurred. These charges were recorded to Other income (expense), net on the Consolidated Results of Operations. The Company expects that the majority of the remaining cash expenditures related to the accrued employee costs will be paid out by the end of 2021.

In 2019, the Company implemented several discrete restructuring initiatives and recorded restructuring and other charges of $69 million.  These charges consisted of employee costs such as severance and benefit-related costs, write-down of assets and other exit costs primarily related to a severance program for certain salaried employees at the Company’s corporate and America’s headquarters and a furnace closure in the Americas.  These restructuring charges were discrete actions and are expected to approximate the total cumulative costs for those actions as no significant additional costs are expected to be incurred. These charges were recorded to Selling and administrative expense ($2 million) and Other income (expense), net ($67 million) on the Consolidated Results of Operations.

Also, as part of previous restructuring charges, the Company has reserved for estimated increases in workers compensation claims that arise from plant and furnace closures. Since many of these reserves are long-term in nature, the Company transferred approximately $14 million of these reserves to a long-term liability account in the fourth quarter of 2019.

The following table presents information related to restructuring, asset impairment and other costs related to closed facilities from January 1, 2019 through December 31, 2020:

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at January 1, 2019	$47	$—	$22	$69
Charges	39	17	13	69
Write-down of assets to net realizable value		(17)		(17)
Net cash paid, principally severance and related benefits	(37)		(17)	(54)
Transfers to other accounts	(14)			(14)
Other, including foreign exchange translation	(3)		(5)	(8)
Balance at December 31, 2019	$32	$—	$13	$45
Charges	40	46	10	96
Write-down of assets to net realizable value		(46)		(46)
Net cash paid, principally severance and related benefits	(34)		(3)	(37)
Other, including foreign exchange translation			(13)	(13)
Balance at December 31, 2020	$38	$—	$7	$45

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

The changes in the pension benefit obligations for the year are as follows:

	U.S.		Non-U.S.
	2020	2019	2020	2019
Obligations at beginning of year	$1,505	$1,413	$1,150	$1,022
Change in benefit obligations:
Service cost	11	12	13	12
Interest cost	50	58	26	33
Actuarial (gain) loss	134	144	67	116
Settlements	(24)	(35)	(63)	(44)
Acquisitions (Divestiture)			(56)	30
Participant contributions			1	1
Benefit payments	(86)	(87)	(51)	(37)
Other			6	(6)
Foreign currency translation			34	23
Net change in benefit obligations	85	92	(23)	128
Obligations at end of year	$1,590	$1,505	$1,127	$1,150

The actuarial (gain) loss for the Company’s pension benefit obligations in 2020 and 2019 was primarily related to changes in discount rates.

The changes in the fair value of the pension plans’ assets for the year are as follows:

	U.S.		Non-U.S.
	2020	2019	2020	2019
Fair value at beginning of year	$1,215	$1,094	$947	$843
Change in fair value:
Actual gain (loss) on plan assets	161	235	99	110
Benefit payments	(86)	(87)	(51)	(37)
Employer contributions	58	8	45	25
Participant contributions			1	1
Settlements	(24)	(35)	(63)	(44)
Acquisitions (Divestitures)			(71)	30
Foreign currency translation			23	26
Other			(1)	(7)
Net change in fair value of assets	109	121	(18)	104
Fair value at end of year	$1,324	$1,215	$929	$947

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The Company recognizes the funded status of each pension benefit plan on the Consolidated Balance Sheet. The funded status of each plan is measured as the difference between the fair value of plan assets and actuarially calculated benefit obligations as of the balance sheet date. Actuarial gains and losses are accumulated in Accumulated Other Comprehensive Loss and the portion of each plan that exceeds 10% of the greater of that plan’s assets or projected benefit obligation is amortized to income on a straight-line basis over the average remaining service period of employees still accruing benefits or the expected life of participants not accruing benefits if all, or almost all, of the plan’s participants are no longer accruing benefits.

The funded status of the pension plans at year end is as follows:

	U.S.		Non-U.S.
	2020	2019	2020	2019
Plan assets at fair value	$1,324	$1,215	$929	$947
Projected benefit obligations	1,590	1,505	1,127	1,150
Plan assets less than projected benefit obligations	(266)	(290)	(198)	(203)
Items not yet recognized in pension expense:
Actuarial loss	708	722	323	327
Prior service cost			11	5
	708	722	334	332
Net amount recognized	$442	$432	$136	$129

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2020 and 2019 as follows:

	U.S.		Non-U.S.
	2020	2019	2020	2019
Pension assets	$—	$—	$67	$42
Current pension liability, included with other accrued liabilities	(2)	(1)	(8)	(6)
Pension benefits	(264)	(289)	(257)	(239)
Accumulated other comprehensive loss	708	722	334	332
Net amount recognized	$442	$432	$136	$129

The following changes in plan assets and benefit obligations were recognized in Accumulated Other Comprehensive Loss at December 31, 2020 and 2019 as follows (amounts are pretax):

	U.S.		Non-U.S.
	2020	2019	2020	2019
Current year actuarial (gain) loss	$57	$(6)	$12	$54
Amortization of actuarial loss	(56)	(41)	(12)	(10)
Settlement	(14)	(22)	(12)	(9)
Other		5	2	1
	(13)	(64)	(10)	36
Translation			12	8
Change in accumulated other comprehensive loss	$(13)	$(64)	$2	$44

The accumulated benefit obligation for all defined benefit pension plans was $2,692 million and $2,622 million at December 31, 2020 and 2019, respectively.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The components of the net pension expense for the year are as follows:

	U.S.			Non-U.S.
	2020	2019	2018	2020	2019	2018
Service cost	$11	$12	$14	$13	$12	$15
Interest cost	50	58	59	26	33	32
Expected asset return	(85)	(86)	(98)	(45)	(48)	(52)
Amortization:
Actuarial loss	56	41	51	12	10	11
Net expense	$32	$25	$26	$6	$7	$6

In 2020, the Company settled a portion of its pension obligations in the U.S., Canada and Mexico, resulting in settlement charges of $14 million, $8 million and $4 million, respectively. A retiree annuity contract purchase transaction with an insurer in Canada amounted to approximately $31 million and gave rise to the majority of the settlement transaction, with lump-sum payments directly to plan participants comprising the remainder. In 2019, the Company settled a portion of its pension obligations in the U.S., the United Kingdom and Mexico, resulting in settlement charges of $17 million, $7 million and $2 million, respectively. In 2018, the Company settled a portion of its pension obligations in the U.S. and the United Kingdom, resulting in settlement charges of $61 million and $13 million, respectively. A retiree annuity contract purchase transaction in the U.S. amounting to approximately $94 million in 2018 gave rise to the majority of the settlement charges, with lump-sum payments directly to plan participants comprising the remainder.

The components of pension expense, other than the service cost component, as well as pension settlement charges are included in Other income (expense), net on the Consolidated Results of Operations.

The following information is for plans with projected and accumulated benefit obligations in excess of the fair value of plan assets at year end:

	Projected Benefit Obligation Exceeds				Accumulated Benefit Obligation Exceeds
	the Fair Value of Plan Assets				the Fair Value of Plan Assets
	U.S.		Non-U.S.		U.S.		Non-U.S.
	2020	2019	2020	2019	2020	2019	2020	2019
Projected benefit obligations	$1,590	$1,505	$331	$952	$1,590	$1,505	$331	$952
Accumulated benefit obligation	1,590	1,505	309	927	1,590	1,505	309	927
Fair value of plan assets	1,324	1,215	67	706	1,324	1,215	67	706

The weighted average assumptions used to determine benefit obligations are as follows:

	U.S.		Non-U.S.
	2020	2019	2020	2019
Discount rate	2.61%	3.39%	1.92%	2.53%
Rate of compensation increase	N/A	N/A	2.80%	2.89%

The weighted average assumptions used to determine net periodic pension costs are as follows:

	U.S.			Non-U.S.
	2020	2019	2018	2020	2019	2018
Discount rate	3.39%	4.36%	3.69%	2.53%	3.01%	2.76%
Rate of compensation increase	N/A	N/A	N/A %	2.86%	2.76%	2.78%
Expected long-term rate of return on assets	7.15%	7.25%	7.25%	5.23%	5.50%	5.52%

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases as presented above.

For 2020, the Company’s weighted average expected long-term rate of return on assets was 7.15% for the U.S. plans and 5.23% for the non-U.S. plans. In developing this assumption, the Company considered its historical 10-year average return (through December 31, 2020) and evaluated input from its third-party pension plan asset consultants, including their review of asset class return expectations.

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

The assets of the U.S. plans are maintained in a group trust. The U.S. plans hold no individual assets other than the investment in the group trust. The Company’s U.S. pension plan assets held in the group trust are measured at net asset value in the fair value hierarchy. The total U.S. plan assets amounted to $1,324 million and $1,215 million as of December 31, 2020 and 2019, respectively. In 2020, the group trust assets consisted of approximately 66% equity securities, 29% debt securities, and 5% real estate and other.

In 2020, the non-U.S. plan assets consisted of approximately 20% equity securities, 57% debt securities, and 23% real estate and other. The following table sets forth by level, within the fair value hierarchy, the Company’s non-U.S. pension plan assets at fair value as of December 31, 2020 and 2019:

	2020				2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$31	$—	$—	$31	$8	$—	$—	$8
Equity securities				—				—
Debt securities	36	2		38	55	3		58
Other		26		26		23		23
Total	$67	$28	$—		$63	$26	$—
Investments measured at net asset value				$834				$858
Total non-U.S. assets at fair value				$929				$947

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

In order to maintain minimum funding requirements, the Company is required to make contributions to its defined benefit pension plans of approximately $60 million in 2021.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	U.S.	Non-U.S.
2021	$99	$41
2022	100	45
2023	95	46
2024	96	47
2025	93	48
2026-2030	445	266

The Company also sponsors several defined contribution plans for all salaried and hourly U.S. employees, and employees in Canada, the United Kingdom, and the Netherlands. Participants’ contributions are based on their compensation. The Company matches contributions of participants, up to various limits, in substantially all plans. Company contributions to these plans amounted to $34 million in 2020, $33 million in 2019, and $36 million in 2018.

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

The changes in the postretirement benefit obligations for the year are as follows:

	U.S.		Non-U.S.
	2020	2019	2020	2019
Obligations at beginning of year	$72	$74	$71	$80
Change in benefit obligations:
Service cost			2	1
Interest cost	2	4	2	3
Actuarial (gain) loss	14	3	5	(15)
Benefit payments	(11)	(9)	(2)	(2)
Foreign currency translation			2	4
Other	(39)
Net change in benefit obligations	(34)	(2)	9	(9)
Obligations at end of year	$38	$72	$80	$71

The actuarial (gain) loss for the Company’s postretirement benefit obligations in 2020 and 2019 was primarily related to changes in discount rates.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

During the third quarter of 2020, the Company remeasured a portion of its post-retirement benefit obligation in the U.S. due to plan changes, which resulted in a reduction in the post-retirement benefit obligation of approximately $39 million.

The funded status of the postretirement benefit plans at year end is as follows:

	U.S.		Non-U.S.
	2020	2019	2020	2019
Postretirement benefit obligations	$(38)	$(72)	$(80)	$(71)
Items not yet recognized in net postretirement benefit cost:
Actuarial gain (loss)	20	1	(7)	(1)
Prior service credit	(35)	8
	(15)	9	(7)	(1)
Net amount recognized	$(53)	$(63)	$(87)	$(72)

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2020 and 2019 as follows:

	U.S.		Non-U.S.
	2020	2019	2020	2019
Current nonpension postretirement benefit, included with Other accrued liabilities	$(2)	$(5)	$(3)	$(3)
Nonpension postretirement benefits	(36)	(67)	(77)	(68)
Accumulated other comprehensive income (loss)	(15)	9	(7)	(1)
Net amount recognized	$(53)	$(63)	$(87)	$(72)

The following changes in benefit obligations were recognized in Accumulated Other Comprehensive Loss at December 31, 2020 and 2019 as follows (amounts are pretax):

	U.S.		Non-U.S.
	2020	2019	2020	2019
Current year actuarial (gain) loss	$14	$3	$5	$(15)
Amortization of actuarial loss	(5)	(1)
Amortization of prior service credit	12	8
Other adjustments	(39)
	$(18)	$10	$5	$(15)

The components of the net postretirement benefit cost for the year are as follows:

	U.S.			Non-U.S.
	2020	2019	2018	2020	2019	2018
Service cost	$—	$—	$—	$2	$1	$1
Interest cost	2	4	3	2	3	3
Amortization:
Actuarial (gain) loss	(11)	1	2
Prior service credit	5	(8)	(7)	(1)
Net amortization	(6)	(7)	(5)	(1)	—	—
Net postretirement benefit (income) cost	$(4)	$(3)	$(2)	$3	$4	$4

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Amortization included in net postretirement benefit cost is based on the average remaining service of employees. The weighted average discount rates used to determine the accumulated postretirement benefit obligation and net postretirement benefit cost are as follows:

	U.S.			Non-U.S.
	2020	2019	2018	2020	2019	2018
Accumulated postretirement benefit obligation	2.48%	3.31%	4.30%	2.55%	3.00%	3.60%
Net postretirement benefit cost	3.31%	4.30%	3.61%	3.00%	3.60%	3.35%

The weighted average assumed health care cost trend rates at December 31 are as follows:

	U.S.		Non-U.S.
	2020	2019	2020	2019
Health care cost trend rate assumed for next year	6.60%	5.80%	5.00%	5.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2029	2028	N/A	N/A

Amortization included in net postretirement benefit cost is based on the average remaining service of employees.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	U.S.	Non-U.S.
2021	$2	$3
2022	2	3
2023	2	3
2024	2	3
2025	2	3
2026 - 2030	10	16

Other U.S. hourly retirees receive health and life insurance benefits from a multi-employer trust established by collective bargaining. Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $5 million in 2020, $5 million in 2019 and $6 million in 2018. Postretirement health and life benefits for retirees of foreign subsidiaries are generally provided through the national health care programs of the countries in which the subsidiaries are located.

12. Leases

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

Certain lease agreements include terms with options to extend the lease, however none of these have been recognized in the Company’s right-of-use assets or lease liabilities since those options were not reasonably certain to be exercised. Leases with a term of 12 months or less are not recorded on the balance sheet and lease expense for these leases is recognized on a straight-line basis over the lease term. The Company’s lease agreements include lease payments that are largely fixed and do not contain material residual value guarantees or variable lease payments and no lease transactions with related parties. For the year ended December 31, 2020, the Company’s lease costs associated with leases with terms less than 12 months or variable lease costs were immaterial. Certain leases include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The Company’s leases do not contain restrictions or covenants that restrict the Company from incurring other financial obligations.

Rent expense attributable to all warehouse, office buildings and equipment operating leases was $91 million in 2018. Minimum future rentals under operating leases as of December 31, 2018 were as follows: 2019, $69 million; 2020, $53 million; 2021, $41 million; 2022, $36 million; 2023, $29 million; and 2024 and thereafter, $40 million.

The Company leases warehouses, office buildings and equipment under both operating and finance lease arrangements. Information related to these leases is as follows:

	Year ended December 31,
	2020	2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets (included in Cost of goods sold and Selling and administrative expense)	$7	$6
Interest on lease liabilities (included in Interest expense, net)	2	2
Operating lease cost (included in Cost of goods sold and Selling and administrative expense)	75	83
Total lease cost	$84	$91

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

	Year ended December 31,
	2020	2019
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$75	$83
Operating cash flows from finance leases	2	2
Financing cash flows from finance leases	7	6
Right-of-use assets obtained in exchange for new operating lease liabilities	42	61

	December 31,
	2020	2019
Supplemental balance sheet information
Operating leases:
Operating lease right-of-use assets (included in Other assets)	$138	$203

Current operating lease liabilities (included in Other current liabilities)	45	65
Noncurrent operating lease liabilities (included in Other long-term liabilities)	93	138
Total operating lease liabilities	$138	$203

Finance leases:
Property, plant and equipment	$154	$107
Accumulated amortization	(42)	(33)
Property, plant and equipment, net	112	74

Current finance lease liabilities (included in Long-term debt due within one year)	16	7
Noncurrent finance lease liabilities (included in Long-term debt)	92	63
Total finance lease liabilities	$108	$70

Weighted-average remaining lease term (in years):
Operating leases	4.8	3.6
Finance leases	6.9	7.4
Weighted-average discount rate:
Operating leases	3.69%	4.17%
Finance leases	2.73%	3.57%

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Maturity of lease liabilities	Operating leases	Finance leases
2021	$49	$19
2022	38	17
2023	24	16
2024	17	14
2025	7	14
2026 and thereafter	15	40
Total lease payments	150	120
Less: imputed interest	(12)	(12)
Total lease obligations	$138	$108

Minimum payments related to leases not yet commenced as of December 31, 2020	$—	$—

13. Income Taxes

The provision for income taxes was calculated based on the following components of earnings (loss) before income taxes:

Continuing operations	2020	2019	2018
U.S.	$(85)	$(535)	$(100)
Non-U.S.	438	274	377
	$353	$(261)	$277

Discontinued operations	2020	2019	2018
U.S.	$—	$—	$—
Non-U.S.		(3)	113
	$—	$(3)	$113

The provision (benefit) for income taxes consists of the following:

	2020	2019	2018
Current:
U.S.	$8	$12	$8
Non-U.S.	86	99	109
	94	111	117
Deferred:
U.S.	1
Non-U.S.	(6)	7	(9)
	(5)	7	(9)
Total:
U.S.	9	12	8
Non-U.S.	80	106	100
Total for continuing operations	89	118	108
Total for discontinued operations	—	—	—
	$89	$118	$108

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

A reconciliation of the provision for income taxes based on the statutory U.S. Federal tax rate of 21% to the provision for income taxes is as follows:

	2020	2019	2018
Tax provision on pretax earnings from continuing operations at statutory U.S. Federal tax rate	$74	$(55)	$58
Increase (decrease) in provision for income taxes due to:
Non-U.S. tax rates	34	14	25
Global intangible low taxed income and Foreign-derived intangible income, net of applicable GILTI credits	7	28	32
U.S. Tax Cuts and Jobs Act: transition tax, net of foreign tax credits			(2)
Goodwill and equity investment impairments	6	125
Tax impact of sale of ANZ business	(87)
Tax law changes	(10)		4
Change in valuation allowance: U.S. tax law change			(2)
Change in valuation allowance: other	59	(31)	(18)
Tax attribute expiration	6	11	6
Withholding tax	12	16	11
Non-deductible expenses and taxable gains	14	8	4
Tax credits and incentives	(11)	(18)	(23)
Changes in tax reserves and audit settlements	2	20	13
Mexico inflationary adjustments		4	8
Equity earnings	(14)	(14)	(13)
Intercompany financing	12	(4)
Other taxes based on income	2	3	7
Other items	(17)	11	(2)
Provision for income taxes	$89	$118	$108

Deferred income taxes reflect: (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their relevant tax basis; and (2) carryovers and credits for income tax purposes.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2020 and 2019 are as follows:

	2020	2019
Deferred tax assets:
Accrued postretirement benefits	$35	$34
Asbestos-related liabilities		102
Paddock-related liabilities	107
Foreign tax credit carryovers	130	117
Operating, capital loss and interest carryovers	276	272
Other credit carryovers	19	18
Accrued liabilities	55	67
Pension liabilities	85	91
Operating lease liabilities	33	50
Other	46	27
Total deferred tax assets	786	778
Deferred tax liabilities:
Property, plant and equipment	112	112
Intangibles and deferred software	79	86
Operating lease right-of-use assets	33	50
Total deferred tax liabilities	224	248
Valuation allowance	(493)	(462)
Net deferred taxes	$69	$68

Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2020 and 2019 as follows:

	2020	2019
Other assets	$178	$178
Deferred taxes	(109)	(110)
Net deferred taxes	$69	$68

The deferred tax expense associated with the increase in the valuation allowance of $31 million was primarily allocated $28 million to income from continuing operations due to the primacy of continuing operations, changes in tax law and movements in non-U.S. currencies, and $3 million to other comprehensive income.

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

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

●future taxable income exclusive of reversing temporary differences and carryforwards; and
●prudent and feasible tax planning strategies that the Company would be willing to undertake to prevent a deferred tax asset from otherwise expiring.

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

At December 31, 2020, before valuation allowance, the Company had unused foreign tax credits of $130 million including $85 million expiring in 2021 through 2030 and $45 million that can be carried over indefinitely. Approximately $158 million of the deferred tax assets related to operating, capital loss and interest carryforwards can be carried over indefinitely. The remaining operating, capital loss and interest carryforwards of $118 million expire between 2021 and 2040. Other credit carryforwards include approximately $18 million of research tax credits expiring from 2021 to 2039.

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

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The following is a reconciliation of the Company’s total gross unrecognized tax benefits for the years ended December 31, 2020, 2019, and 2018:

	2020	2019	2018
Balance at January 1	$99	$87	$79
Additions and reductions for tax positions of prior years	(20)	16	(4)
Additions based on tax positions related to the current year	11	12	15
Reductions due to settlements		(16)
Foreign currency translation	3		(3)
Balance at December 31	$93	$99	$87
Unrecognized tax benefits, which if recognized, would impact the Company’s effective income tax rate	$80	$86	$78
Accrued interest and penalties at December 31	$14	$11	$10
Interest and penalties included in tax expense for the years ended December 31	$3	$1	$2

Based upon the outcome of tax examinations, judicial proceedings, or expiration of statute of limitations, it is reasonably possible that the ultimate resolution of these unrecognized tax benefits may result in a payment that is materially different from the current estimate of the tax liabilities. The Company believes that it is reasonably possible that the estimated liability could decrease up to approximately $19 million within the next 12 months. This is primarily the result of anticipated audit settlements or statute expirations in several taxing jurisdictions.

The Company is currently under income tax examination in various tax jurisdictions in which it operates, including Bolivia, Brazil, Canada, Colombia, France, Germany, Indonesia, Mexico and Peru. The years under examination range from 2004 through 2018. The Company has received tax assessments in excess of established reserves. The Company is contesting these tax assessments, and will continue to do so, including pursuing all available remedies such as appeals and litigation, if necessary.

The Company believes that adequate provisions for all income tax uncertainties have been made. However, if tax assessments are settled against the Company at amounts in excess of established reserves, it could have a material impact to the Company’s consolidated results of operations, financial position or cash flows. During 2020, the Company concluded income tax audits in several jurisdictions, including China, Hungary and Indonesia.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

14. Debt

The following table summarizes the long-term debt of the Company at December 31, 2020 and 2019:

	2020	2019
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$—
Term Loans:
Term Loan A	1,067	1,477
Other secured debt	99	333
Senior Notes:
4.875%, due 2021 (€118 million at December 31, 2019)		132
5.00%, due 2022		497
4.00%, due 2023	307	307
5.875%, due 2023	692	689
3.125%, due 2024 (€725 million)	914	824
6.375%, due 2025	296	295
5.375%, due 2025	298	297
2.875%, due 2025 (€500 million)	607	552
6.625%, due 2027	692
Finance leases	108	70
Other	7	11
Total long-term debt	5,087	5,484
Less amounts due within one year	142	49
Long-term debt	$4,945	$5,435

The Company presents debt issuance costs in the Consolidated Balance Sheet as a deduction of the carrying amount of the related debt liability.

On June 25, 2019, certain of the Company’s subsidiaries entered into a Senior Secured Credit Facility Agreement (as amended by that certain Amendment No. 1 to the Third Amended and Restated Credit Agreement and Syndicated Facility Agreement dated as of December 13, 2019, and as further amended by that certain Amendment No. 2 to the Third Amended and Restated Credit Agreement and Syndicated Facility Agreement dated as of December 19, 2019, the “Agreement”), which amended and restated the previous credit agreement (the “Previous Agreement”). The proceeds from the Agreement were used to repay all outstanding amounts under the Previous Agreement. The Company recorded $4 million of additional interest charges for third-party fees and the write-off of unamortized fees related to the Agreement during 2019.

The Agreement provides for up to $3.0 billion of borrowings pursuant to term loans and revolving credit facilities. The term loans mature, and the revolving credit facilities terminate, in June 2024. At December 31, 2020, the Agreement includes a $300 million revolving credit facility, a $1.2 billion multicurrency revolving credit facility, and a $1.5 billion term loan A facility ($1,067 million outstanding balance at December 31, 2020, net of debt issuance costs). At December 31, 2020, the Company had unused credit of $1.5 billion available under the Agreement. The weighted average interest rate on borrowings outstanding under the Agreement at December 31, 2020 was 1.68%.

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

Failure to comply with these covenants and other customary restrictions could result in an event of default under the Agreement. In such an event, the Company could not request borrowings under the revolving facilities, and all amounts outstanding under the Agreement, together with accrued interest, could then be declared immediately due and payable. Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Agreement. If an event of default occurs under the Agreement and the lenders cause all of the outstanding debt obligations under the Agreement to become due and payable, this would result in a default under the indentures governing the Company’s outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. As of December 31, 2020, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

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

In December 2019, subsidiaries of the Company completed consent solicitations to amend and waive certain provisions of the indentures governing certain of their senior notes. On December 11, 2019, those subsidiaries entered into supplemental indentures reflecting the amendments and waivers, which were obtained to facilitate the implementation of the Corporate Modernization. The Company recorded approximately $5 million of additional interest charges for third-party fees in 2019 related to these activities.

The Company recorded approximately $56 million of additional interest charges for note repurchase premiums and the write-off of unamortized finance fees related to the senior note redemptions conducted during 2019.

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

In order to maintain a capital structure containing appropriate amounts of fixed and floating-rate debt, the Company has entered into a series of interest rate swap agreements. These interest rate swap agreements were accounted for as either fair value hedges or cash flow hedges (see Note 9 for more information).

The Company assesses its capital raising and refinancing needs on an ongoing basis and may enter into additional credit facilities and seek to issue equity and/or debt securities in the domestic and international capital markets if market conditions are favorable. Also, depending on market conditions, the Company may elect to repurchase portions of its debt securities in the open market.

Annual maturities for all of the Company’s long-term debt through 2025 and thereafter are as follows: 2021, $142 million; 2022, $45 million; 2023, $1,051 million; 2024, $1,905 million; 2025, $1,214 million; and 2026 and thereafter, $730 million.

The carrying amounts reported for certain long-term debt obligations subject to frequently redetermined interest rates approximate fair value. Fair values for the Company’s significant fixed rate debt obligations are

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

based on published market quotations and are classified as Level 1 in the fair value hierarchy. Fair values at December 31, 2020, of the Company’s significant fixed rate debt obligations are as follows:

	Principal Amount	Indicated Market Price	Fair Value
Senior Notes:
4.00%, due 2023	$310	$102.51	$318
5.875%, due 2023	700	107.57	753
3.125%, due 2024 (€725 million)	891	103.42	921
6.375%, due 2025	300	111.61	335
5.375%, due 2025	300	107.80	323
2.875%, due 2025 (€500 million)	614	102.01	626
6.625%, due 2027	700	108.78	761

15. Contingencies

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

On December 26 and 27, 2019, the Company implemented the Corporate Modernization, whereby O-I Glass became the new parent entity with O-I Group and Paddock as direct, wholly owned subsidiaries, with Paddock as the successor-by-merger to O-I. The Company’s legacy asbestos-related liabilities remained within Paddock, with the Company’s glass-making operations remaining under O-I Group.

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

As part of the Corporate Modernization transactions, O-I Glass entered into a support agreement with Paddock that requires O-I Glass to provide funding to Paddock for all permitted uses, subject to the terms of the support agreement. The key objectives of the support agreement are to ensure that Paddock has the ability to fund the costs and expenses of managing the Chapter 11 process, ultimately settle Asbestos Claims through the establishment of a trust as described above and fund certain other liabilities. The ultimate amount that may be required to fund the trust in connection with a confirmed Chapter 11 plan of reorganization cannot be estimated with certainty.

Following the Chapter 11 filing, the activities of Paddock are now subject to review and oversight by the bankruptcy court. As a result, the Company no longer has exclusive control over Paddock’s activities during the Chapter 11 proceedings. Therefore, Paddock was deconsolidated as of the Petition Date, and its assets and liabilities, which primarily included $47 million of cash, the legacy asbestos-related liabilities, as well as certain other assets and liabilities as of the Petition Date, were derecognized from the Company’s consolidated financial statements on a prospective basis. Simultaneously, the Company recognized a liability related to the support agreement, as described above, of $471 million as required under applicable accounting standards, which may be subject to change based on the facts and circumstances of the Chapter 11 proceedings. Taken together, these transactions resulted in a loss of approximately $14 million, which was reflected as a charge in the Company’s first quarter 2020 operating results. Additionally, the deconsolidation resulted in an investing outflow of $47 million in the Company’s first quarter 2020 consolidated cash flows. As of December 31, 2020, the Company has no better information with regard to the Chapter 11 proceedings that would indicate a change is required to the $471 million accrued for the Paddock Support Agreement liability on the Company’s Consolidated Balance Sheet.

Several risks and uncertainties related to Paddock’s Chapter 11 case could have a material adverse effect on the Company’s business, consolidated financial condition, results of operations and cash flows, including the ultimate amounts necessary to fund any trust established pursuant to Section 524(g) of the Bankruptcy Code, the potential for the Company’s asbestos-related exposure to extend beyond Paddock based on corporate veil piercing efforts or other claims by asbestos plaintiffs, the costs of the Chapter 11 proceedings and the length of time necessary to resolve the case, either through settlement or various court proceedings, and the possibility that Paddock will be unsuccessful in attaining the desired relief under Chapter 11.

The following table shows the approximate number of plaintiffs who had asbestos lawsuits pending against the Company at the beginning of each listed year, the number of Asbestos Claims administratively presented or filed in the tort system, the number of Asbestos Claims disposed of during that year, and the number of lawsuits pending at the end of each listed year (eliminating duplicate filings):

	2019	2018
Pending at beginning of year	1,070	1,330
Disposed	1,170	1,220
Filed	950	960
Pending at end of year	850	1,070

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Prior to the Petition Date, the Company knew of approximately 850 asbestos lawsuits pending. The pending lawsuit figures do not include an estimate of potential Administrative Claims that could have been presented under a claims-handling agreement due to the uncertainties around presentation timing, quantities, or qualification rates. The Company historically considered Administrative Claims to be “Filed” and “Disposed” when they were accepted for payment.

The lack of uniform rules in lawsuit pleading practice, technical pleading requirements in some jurisdictions, local rules, and other factors caused considerable variation in the specific amounts of monetary damages asserted in lawsuits brought prior to the Petition Date. In the Company’s experience, the monetary relief alleged in a lawsuit bore little relationship to an Asbestos Claim’s merits or its disposition value. Rather, several variables, including but not limited to, the type and severity of the asbestos disease, medical history, and exposure to other disease-causing agents; the product identification evidence against the Company and other co-defendants; the defenses available to the Company and other co-defendants; the specific jurisdiction in which the claim was made; the applicable law; and the law firm representing the claimant, affected the value.

The Company was also a defendant in other Asbestos Claims involving maritime workers, medical monitoring, co-defendants’ third-party actions, and property damage allegations. Based upon its experience, the Company assessed that these categories of Asbestos Claims would not involve any material liability. Therefore, they were not included in the description of pending or disposed matters.

From receipt of its first Asbestos Claim to the Petition Date the Company in the aggregate disposed of approximately 401,200 Asbestos Claims at an average indemnity payment of approximately $10,200 per claim. The Company’s asbestos indemnity payments varied on a per-claim basis. Asbestos-related cash payments for 2019 and 2018 were $151 million and $105 million, respectively, and cash payments per claim disposed (inclusive of legal costs) were approximately $129,000 and $86,000 for the years ended December 31, 2019 and 2018, respectively.

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

Beginning with the initial liability of $975 million established in 1993, the Company has accrued a total of approximately $5.0 billion through just prior to the Petition Date, before insurance recoveries, for its asbestos-related liability. The Company’s estimates of its liability were significantly affected by, among other factors, the volatility of asbestos-related litigation in the United States, the significant number of co-defendants that filed for bankruptcy, changes in mortality rates, the inherent uncertainty of future disease incidence and claiming patterns against the Company, the significant expansion of the types of defendants sued in this litigation, and changes in the extent to which such defendants participated in the resolution of cases in which the Company was also a defendant.

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

Through December 31, 2019, the Company historically conducted an annual comprehensive legal review of its asbestos-related liabilities and costs in connection with finalizing and reporting its annual consolidated results of operations, unless significant changes in trends or new developments warranted an earlier review. As part of its annual comprehensive legal review, the Company provided historical Asbestos Claims data to a third party with expertise in determining the impact of disease incidence and mortality on future filing trends to develop information to assist the Company in estimating the total number of future Asbestos Claims likely to be asserted against the Company. The Company used this estimate, along with an estimation of disposition costs and related legal costs, as inputs to develop its best estimate of its total probable liability. If the results of the annual comprehensive legal review indicated that the existing amount of the accrued liability was lower (higher) than its reasonably estimable asbestos-related costs, then the Company recorded an appropriate charge (credit) to the Company’s results of operations to increase (decrease) the accrued liability.

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
c)

the incidence of serious asbestos-related disease cases and claiming patterns against the Company for such cases would not change materially, including claiming pattern changes driven by changes in the law, procedure, or expansion of judicial resources in jurisdictions where the Company settled Asbestos Claims;

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

For the year ended December 31, 2019, the Company concluded that an accrual in the amount of $486 million was required under applicable accounting standards. This amount was not discounted for the time value of money. The Company’s comprehensive legal review resulted in charges of $35 million and $125 million for the years ended December 31, 2019 and 2018, respectively. As previously disclosed, the Company anticipated that adjustments to its asbestos-related accruals were possible given the inherent uncertainties involved in asbestos litigation. In the fourth quarter of 2019, this charge was primarily due to an increase in the estimated average disposition cost per claim (including related legal costs), driven primarily by a changing litigation environment more favorable to plaintiffs, and a decrease in the estimated number of claims likely to be asserted against the Company in the future that was less than the decrease expected by the Company. In the fourth quarter of 2018, the Company determined that it was advantageous to accelerate the disposition of certain claims in light

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

of additional information the Company obtained about higher estimated future claim volumes and values in certain of the affected discrete streams of potential liability. Factors impacting the increased likelihood of these additional losses included changes in the law, procedure, the expansion of judicial resources in certain jurisdictions, and renewed attention to dockets of non-mesothelioma cases. The Company also obtained new information about other Asbestos Claims, which had the effect of reducing its asbestos-related liability. The combined effect of these items resulted in a change in estimate of the Company’s asbestos-related liability.

For a discussion of the effects of the Corporate Modernization and Paddock’s Chapter 11 proceedings on the Company’s financial statements, see Item 1A, Risk Factors – “Corporate Modernization,” “Subsidiary Bankruptcy” and “Asbestos-Related Liability,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

16. Accumulated Other Comprehensive Income (Loss)

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

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The following table lists the beginning balance, annual activity and ending balance of each component of accumulated other comprehensive income (loss):

						Total Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Income (Loss)
Balance on January 1, 2019	$(889)	$(18)		$(1,061)		$(1,968)
Change before reclassifications	76	(74)		(21)		(19)
Amounts reclassified from accumulated other comprehensive income		75	(a)	70	(b)	145
Translation effect		1		(7)		(6)
Tax effect		2		3		5
Other comprehensive income (loss) attributable to the Company	76	4		45		125
Balance on December 31, 2019	(813)	(14)		(1,016)		(1,843)
Change before reclassifications	(267)	(156)		(32)		(455)
Amounts reclassified from accumulated other comprehensive income		112	(a)	68	(b)	180
Amounts reclassified from accumulated other comprehensive income (loss) related to the ANZ sale	(149)	1		4		(144)
Translation effect		(2)		(9)		(11)
Tax effect		(1)		2		1
Other comprehensive income (loss) attributable to the Company	(416)	(46)		33		(429)
Balance on December 31, 2020	$(1,229)	$(60)		$(983)		$(2,272)
(a)	Amount is recorded to other income (expense), net and interest expense, net on the Consolidated Results of Operations (see Note 9 for additional information).
(b)	Amount is included in the computation of net periodic pension cost and net postretirement benefit cost (see Note 11 for additional information).

17. Stock Based Compensation

The Company has various nonqualified plans approved by share owners under which it has granted stock options, restricted shares and performance vested restricted share units. Starting with the 2017 equity awards, the Company has allocated these awards solely in the form of restricted shares and performance vested restricted share units. As such, the Company’s annual compensation expense related to stock option awards is immaterial. At December 31, 2020, there were 7,025,809 shares available for grants under these plans. Total compensation cost for all grants of shares and units under these plans was $11 million, $10 million and $27 million for the years ended December 31, 2020, 2019, and 2018, respectively.

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

The activity of restricted shares and restricted share units is as follows:

		Weighted
	Number of	Average
	Restricted	Grant-Date
	Shares	Fair Value
	(thousands)	(per share)
Nonvested at January 1, 2020	1,112	$19.69
Granted	1,270	8.79
Vested	(457)	19.06
Forfeited	(200)	13.84
Nonvested at December 31, 2020	1,725	12.54
Awards granted during 2019		$19.69
Awards granted during 2018		$22.05

	2020	2019	2018
Total fair value of shares vested	$9	$8	$10

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

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Performance vested restricted share unit activity is as follows:

	Number of Performance	Weighted Average
	Vested Restricted Shares	Grant-Date Fair Value
	Units (thousands)	(per unit)
Nonvested at January 1, 2020	1,559	$20.20
Granted	1,422	9.92
Vested	(401)	19.53
Forfeited/Cancelled	(289)	14.68
Nonvested at December 31, 2020	2,291	14.63
Awards granted during 2019		$20.20
Awards granted during 2018		$19.73

Approximately 400,846 shares were issued in 2020 with a fair value at issuance date of $8 million related to performance vested restricted share units.

As of December 31, 2020, there was $15 million of total unrecognized compensation cost related to all unvested stock options, restricted shares, restricted share units and performance vested restricted share units. That cost is expected to be recognized over a weighted average period of approximately two years.

18. Other Income (Expense), net

Other income (expense), net for the years ended December 31, 2020, 2019, and 2018 included the following:

	2020	2019	2018
Impairment of goodwill (see Note 7)	$—	$(595)	$—
Gain on sale of ANZ businesses (see Note 23)	275
Restructuring, asset impairment and other charges	(106)	(89)	(97)
Charge for asbestos-related costs		(35)	(125)
Pension settlement charges	(26)	(26)	(74)
Charge for other asset impairments		(22)
Intangible amortization expense	(33)	(41)	(40)
Strategic transaction and corporate modernization costs	(8)	(31)
Gain on sale of equity investment		107
Charge for deconsolidation of Paddock	(14)
Royalty income	12	12	13
Foreign currency exchange loss	(4)	(5)	(6)
Non-income tax gain			19
Other income (expense),net	(9)	(4)	41
	$87	$(729)	$(269)

In 2019, the Company recorded charges of approximately $22 million for asset impairments related to the Company’s operations in Argentina and China, due primarily to macroeconomic conditions in those countries. The Company wrote down the value of these assets to the extent their carrying amounts exceeded fair value. The fair value of the assets was computed based on estimated future cash flows. The Company classified the significant assumptions used to determine the fair value of the impaired assets, which was not material, as Level 3 (third-party appraisal) in the fair value hierarchy. The remaining carrying value of the impaired assets was approximately $5 million.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

In 2018, other income (expense), net includes a gain realized on a sale of an asset in Europe (approximately $11 million) and gains recorded on insurance proceeds in the Americas (approximately $11 million).

19. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2020	2019	2018
Numerator:
Net earnings (loss) attributable to the Company	$249	$(400)	$257
Denominator (in thousands):
Denominator for basic earnings per share-weighted average shares outstanding	156,806	155,250	160,125
Effect of dilutive securities:
Stock options and other	1,979		1,963
Denominator for diluted earnings per share-adjusted weighted average shares outstanding	158,785	155,250	162,088
Basic earnings per share:
Earnings (loss) from continuing operations	$1.59	$(2.56)	$0.90
Gain (loss) from discontinued operations		(0.02)	0.71
Net earnings (loss)	$1.59	$(2.58)	$1.61
Diluted earnings per share:
Earnings (loss) from continuing operations	$1.57	$(2.56)	$0.89
Gain (loss) from discontinued operations		(0.02)	0.70
Net earnings (loss)	$1.57	$(2.58)	$1.59

Options to purchase 2,333,339, 2,086,004 and 1,726,275 weighted average shares of common stock which were outstanding during 2020, 2019, and 2018, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. For the year ended December 31, 2019, diluted earnings per share of common stock was equal to basic earnings per share of common stock due to the loss from continuing operations.

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

In connection with the Merger and pursuant to the Merger Agreement, each option to purchase a share of O-I common stock, each award of restricted shares of O-I common stock, each award of time-based restricted stock units covering shares of O-I common stock, each award of performance-based restricted stock units covering shares of O-I common stock and each dividend equivalent covering one share of O-I common stock, in each case, that was outstanding immediately prior to the effective time of the Merger (collectively, the “Company Equity Awards”) was converted into an O-I Glass Equity Award. Each O-I Glass Equity Award continues to be subject to the same terms and conditions (including vesting schedule and performance, forfeiture and termination conditions) that applied to the corresponding Company Equity Award immediately prior to the effective time of the Merger.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

20. Supplemental Cash Flow Information

Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

	2020	2019	2018
Decrease (increase) in current assets:
Receivables - change in factoring	$(103)	$(61)	$146
Receivables - all other changes	(29)	13	(103)
Inventories	75	(26)	(29)
Prepaid expenses and other	(30)	13	(58)
Increase (decrease) in current liabilities:
Accounts payable	(67)	(62)	67
Accrued liabilities	(43)	(30)	(16)
Salaries and wages	24	(25)	(1)
U.S. and foreign income taxes	(8)	2	9
	$(181)	$(176)	$15

The Company uses various factoring programs to sell certain trade receivables to financial institutions as part of managing its cash flows. At December 31, 2020, December 31, 2019 and December 31, 2018, the total amount of trade receivables sold by the Company was $436 million, $539 million and $600 million, respectively. These amounts included $176 million, $133 million and $147 million at December 31, 2020, December 31, 2019 and December 31, 2018, respectively, for trade receivable amounts factored under supply-chain financing programs linked to commercial arrangements with key customers.

Income taxes paid in cash were as follows:

	2020	2019	2018
U.S.	$1	$2	$11
Non-U.S.	90	101	97
Total income taxes paid in cash	$91	$103	$108

Interest paid in cash, including note repurchase premiums, for the years ended December 31, 2020, 2019 and 2018 was $252 million, $303 million and $236 million, respectively. Cash interest for the years ended December 31, 2020, 2019 and 2018 included $41 million, $54 million and $0 million of note repurchase premiums, respectively.

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

The total purchase price was allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values and was completed during the second quarter of 2020. This resulted in the recognition of approximately $21 million of goodwill that is not deductible for tax purposes and approximately $3 million of other intangible assets. The following table summarizes the final estimates of fair value of the assets acquired and liabilities assumed on June 28, 2019 and subsequent adjustments identified through the purchase price allocation process and recorded through the measurement period:

	June 28, 2019	Measurement Period Adjustments	June 30, 2020
Accounts receivable	$42	$(1)	$41
Inventory	17	0	17
Goodwill	0	21	21
Intangibles	35	(32)	3
Net property, plant and equipment	129	32	161
Total assets acquired	223	20	243
Accounts payable	25	3	28
Accrued liabilities	3	(1)	2
Deferred tax liabilities	0	25	25
Net assets acquired	$195	$(7)	$188

This acquisition did not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented.

22. COVID-19 Impacts

On March 11, 2020, the World Health Organization characterized COVID-19 as a global pandemic and recommended containment and mitigation measures. The Company is actively monitoring the impact of the COVID-19 pandemic, which negatively impacted its business in 2020 and may negatively impact its business and results of operations in the future.

The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates particularly as it relates to estimates reliant on forecasts and other assumptions reasonably available to the Company and the uncertain future impacts of the COVID-19 pandemic and related economic disruptions. The extent to which the COVID-19 pandemic and related economic disruptions impact the Company’s business and financial results will depend on future developments including, but not limited to, the continued spread, duration and severity of the COVID-19 pandemic; the occurrence, spread, duration and severity of any subsequent wave or waves of outbreaks after the initial outbreak has subsided; the actions taken by the U.S. and foreign governments to contain the COVID-19 pandemic, address its impact or respond to the reduction in global and local economic activity; the occurrence,

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

duration and severity of a global, regional or national recession, depression or other sustained adverse market event; the impact of the developments described above on its customers and suppliers; and how quickly and to what extent normal economic and operating conditions can resume. The accounting matters assessed included, but were not limited to:

• allowance for doubtful accounts and credit losses;

• carrying value of inventory; and

• the carrying value of goodwill and other long-lived assets.

There was no material impact to the above estimates in the Company’s Consolidated Financial Statements for the year ended December 31, 2020. The Company’s future assessment of the magnitude and duration of the COVID-19 pandemic, as well as other factors, could result in material changes to the estimates and material impacts to the Company’s Consolidated Financial Statements in future reporting periods.

23. Divestiture

On July 31, 2020, the Company completed the sale of its ANZ businesses to Visy, an unaffiliated company.  Gross proceeds approximated AUD $947 million (including a related sale-leaseback agreement which approximated AUD $214 million) or approximately USD $677 million.  Approximately 95% of those proceeds were received at the time of closing, and the remaining balance will be paid within 12 months of closing without conditions precedent.  In 2020, the Company recognized a net gain (including costs directly attributable to the sale of ANZ and subject to post-closing adjustments) on the divestiture of approximately $275 million, which was reported on the Other income (expense), net line in the Consolidated Results of Operations.  Certain post-closing adjustments, such as a working capital adjustment, will be recorded in future periods once finalized. In addition, at closing, certain subsidiaries of the Company entered into certain ancillary agreements with Visy and the ANZ businesses in respect of the provision of certain transitional and technical services to the ANZ businesses.

     For the year ended December 31, 2020, the results for the Asia Pacific reportable segment reflect only seven months of the results of the ANZ businesses through the date of its sale.  The pretax profits from the ANZ businesses were approximately $6 million for the seven months ended July 31, 2020.

24.  Discontinued Operations

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

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

OIEG’s interest in any amounts received in the future from Venezuela in respect of the Award is limited to a percentage of such recovery after taking into account reimbursement of the Cash Payment to the purchaser and reimbursement of legal fees and expenses incurred by the Company and the purchaser. OIEG’s percentage of such recovery will also be reduced over time.  Because the Award has yet to be satisfied and the ability to successfully enforce the Award in countries that are party to the ICSID Convention is subject to significant challenges, the Company is unable to reasonably predict the amount of recoveries from the Award, if any, to which the Company may be entitled in the future.  Any future amounts that the Company may receive from the Award are highly speculative, and the timing of any such future payments, if any, is highly uncertain.  As such, there can be no assurance that the Company will receive any future payments under the Award beyond the Cash Payment.

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

As a result of the favorable ruling by an ICSID ad hoc committee rejecting Venezuela’s request to annul the OIEG Award, and thereby concluding those annulment proceedings, the Company recognized a $115 million gain from discontinued operations in 2018.  The loss from discontinued operations of $0 and $3 million for the years ended December 31, 2020 and 2019, respectively, and the gain from discontinued operations of $113 million for the year ended December 31, 2018, reflect the gain in 2018 and the ongoing costs for matters related to the Venezuelan expropriation in all three years.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment management used the criteria for effective internal control over financial reporting as described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO framework) in 2013.

Based on this assessment, using the criteria above, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2020.

The Company’s independent registered public accounting firm, Ernst & Young LLP, that audited the Company’s consolidated financial statements included in this annual report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting which is included below.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Share Owners and the Board of Directors of O-I Glass, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited O-I Glass, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, O-I Glass, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of O-I Glass, Inc. as of December 31, 2020 and 2019, the related consolidated statements of results of operations, comprehensive income (loss), share owners’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15 and our report dated February 16, 2021 expressed an unqualified opinion thereon.

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
February 16, 2021

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to non-officer directors and corporate governance is included in the 2021 Proxy Statement in the sections entitled “Election of Directors” and, if applicable, “Delinquent Section 16(a) Reports” and such information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The sections entitled “Executive Compensation” and “Compensation and Talent Development Committee Interlocks and Insider Participation,” which are included in the 2021 Proxy Statement, are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section entitled “Security Ownership of Certain Beneficial Owners and Management” which is included in the 2021 Proxy Statement is incorporated herein by reference.

The following table summarizes securities authorized for issuance under equity compensation plans as of December 31, 2020.

Equity Compensation Plan Information
	(a)	(b)	(c)
Number of securities
remaining available
	Number of securities		for future issuance
	to be issued upon		under equity
	exercise of	Weighted-average	compensation plans
	outstanding options,	exercise price of	(excluding securities
	warrants and rights(1)	outstanding options,	reflected in column (a))
Plan Category	(thousands)	warrants and rights (1)	(thousands)
Equity compensation plans approved by security holders	5,497	$14.41	7,026
Equity compensation plans not approved by security holders
Total	5,497	$14.41	7,026
(1)	Represents 1,481,000 options to purchase shares of the Company’s common stock and 4,016,000 restricted share units, which do not provide for an exercise price and have been excluded from the weighted average exercise price in column (b). There are no outstanding warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections entitled “Related Person Transactions” and “Board Independence,” which are included in the 2021 Proxy Statement, are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accountant fees and services is included in the 2021 Proxy Statement in the section entitled “Independent Registered Public Accounting Firm” and such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Index of Financial Statements and Financial Statement Schedules Covered by Report of Independent Auditors.

(a)	DOCUMENTS FILED AS PART OF THIS REPORT
1.	See Index to Consolidated Financial Statements on page 51 hereof.
2.	Financial Statement Schedule:

10-K Page
For the years ended December 31, 2020, 2019, and 2018:
II—Valuation and Qualifying Accounts (Consolidated)	S-1
All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule.

3.	See Exhibit Index beginning on page 114 hereof.

EXHIBIT INDEX

Exhibit No.		Document
2.1	—

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

4.3	—

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

4.4	—

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

4.5	—

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

4.6	—

Fourth Amended and Restated Pledge Agreement, dated as of April 22, 2015, between Owens-Illinois Group, Inc., Owens-Brockway Packaging, Inc., and Deutsche Bank AG, New York Branch, as Collateral Agent (as defined therein) and any other parties thereto (filed as Exhibit 4.2 to Owens-Illinois Group, Inc.’s Form 8-K dated April 22, 2015, File No. 33-13061, and incorporated herein by reference).

Exhibit No.		Document
4.7	__

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

4.9	__

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

4.10	—

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

Exhibit No.		Document
4.14	—

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

Indenture, dated as of May 13, 2020, by and among Owens-Brockway Glass Container Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to O-I Glass, Inc.'s Form 8-K dated May 13, 2020, File No. 1-9576, and incorporated herein by reference).

4.16	—

Amendment No. 1, dated December 13, 2019, to the Third Amended and Restated Credit Agreement and Syndicated Facility Agreement, dated June 25, 2019, by and among the Borrowers named therein, Owens-Illinois General Inc., as Borrowers’ Agent, Deutsche Bank AG New York Branch, as Administrative Agent, and the other Agents, Arrangers and Lenders named therein (filed as Exhibit 10.1 to Owen-Illinois, Inc.’s and Owens-Illinois Group, Inc.’s combined Form 8-K dated December 13, 2019, File Nos. 1-9576 and 33-13061, and incorporated herein by reference).

4.17	—

Amendment No. 2, dated December 13, 2019, to the Third Amended and Restated Credit Agreement and Syndicated Facility Agreement, dated June 25, 2019, by and among the Borrowers named therein, Owens-Illinois General Inc., as Borrowers’ Agent, Deutsche Bank AG New York Branch, as Administrative Agent, and the other Agents, Arrangers and Lenders named therein (filed as Exhibit 10.2 to Owen-Illinois, Inc.’s and Owens-Illinois Group, Inc.’s combined Form 8-K dated December 13, 2019, File Nos. 1-9576 and 33-13061, and incorporated herein by reference).

4.18	—

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.19 to O-I Glass, Inc.’s Form 10-K for the year ended December 31, 2019, File No. 1-9576, and incorporated herein by reference).

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

Exhibit No.		Document
10.7*	—

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

Exhibit No.		Document
10.22*	—	Owens-Illinois, Inc. Executive Severance Policy (filed as Exhibit 10.4 to Owens-Illinois, Inc.’s Form 8-K dated March 7, 2015, File No. 1-9576, and incorporated herein by reference).
10.23*	—

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

10.31	—

Share Sale Deed, dated July 16, 2020, by and among, Owens-Illinois Holding (Australia) Pty Ltd., O-I Glass, Inc., Visy Glass (Australasia) Pty Ltd. and Visy Industries Holdings Pty Ltd. (filed as Exhibit 10.1 to O-I Glass, Inc.'s Form 8-K dated July 15, 2020, File No. 1-9576, and incorporated herein by reference).

21	—	Subsidiaries of O-I Glass, Inc. (filed herewith).
23	—	Consent of Independent Registered Public Accounting Firm (filed herewith).
24	—	O-I Glass, Inc. Power of Attorney (filed herewith).
31.1	—	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	—	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1**	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
32.2**	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

Exhibit No.		Document
101	—

Financial statements from the Annual Report on Form 10-K of O-I Glass, Inc. for the year ended December 31, 2020, formatted in Inline XBRL: (i) the Consolidated Results of Operations, (ii) the Consolidated Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Share Owners’ Equity, (v) the Consolidated Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	—	Cover Page Interactive data File (embedded within the Inline XBRL document)

*	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.
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

O-I GLASS, INC.
(Registrant)

	By:	/s/ DARROW ABRAHAMS
Darrow Abrahams
Attorney-in-fact

Date: February 16, 2021

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of O-I Glass, Inc. and in the capacities and on the dates indicated.

Signatures		Title

Andres A. Lopez		President and Chief Executive Officer (Principal Executive Officer) and Director

John A. Haudrich		Senior Vice President and Chief Financial Officer (Principal Financial Officer; Principal Accounting Officer)

Carol A. Williams		Chairman of the Board

Samuel R. Chapin		Director

Gordon J. Hardie		Director

Peter S. Hellman		Director

John Humphrey		Director

Anastasia D. Kelly		Director

Alan J. Murray		Director

Hari N. Nair		Director

Joseph D. Rupp		Director

Catherine I. Slater		Director

John H. Walker		Director

	By:	/s/ Darrow Abrahams
Darrow Abrahams
Attorney-in-fact

Date: February 16, 2021

INDEX TO FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule of O-I Glass, Inc. and Subsidiaries:

For the years ended December 31, 2020, 2019, and 2018:

PAGE
II—Valuation and Qualifying Accounts (Consolidated)	S-1

O-I GLASS, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS (CONSOLIDATED)

Years ended December 31, 2020, 2019, and 2018

(Millions of Dollars)

Reserves deducted from assets in the balance sheets:

Allowances for losses and discounts on receivables

		Additions
	Balance at	Charged to			Balance
	beginning	costs and		Deductions	at end of
	of period	expenses	Other	(Note 1)	period

2020	$32	$6	$(2)	$(3)	$33

2019	$35	$15	$(2)	$(16)	$32

2018	$34	$13	$(4)	$(8)	$35
(1)	Deductions from allowances for losses and discounts on receivables represent uncollectible notes and accounts written off.

Valuation allowance on net deferred tax assets

	Balance at		Charged to other			Balance at
	beginning of	Charged to	comprehensive	Foreign currency		end of
	period	income	income	translation	Other	period

2020	$462	$59	$3	$7	$(38)	$493

2019	$495	$(31)	$(14)	$(1)	$13	$462

2018	$543	$(20)	$(7)	$(9)	$(12)	$495

S-1