Form 10-Q
period 2021-03-31
O-I Glass, Inc. /DE/
filed 2021-04-30
CIK 812074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒ The number of shares of common stock, par value $.01, of O-I Glass, Inc. outstanding as of March 31, 2021 was 157,912,101.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The Condensed Consolidated Financial Statements of O-I Glass, Inc. (the “Company”) presented herein are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated. All adjustments are of a normal recurring nature. Because the following unaudited condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The term “Company,” as used herein and unless otherwise stated or indicated by context, refers to Owens-Illinois, Inc. (“O-I”) prior to the Corporate Modernization (as defined in Note 10) and to O-I Glass, Inc. (“O-I Glass”) after the Corporate Modernization.

O-I GLASS, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions, except per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2021	2020
Net sales	$1,500	$1,561
Cost of goods sold	(1,256)	(1,293)

Gross profit	244	268

Selling and administrative expense	(102)	(116)
Research, development and engineering expense	(18)	(16)
Interest expense, net	(51)	(53)
Equity earnings	18	15
Other expense, net	(156)	(17)

Earnings (loss) before income taxes	(65)	81
Provision for income taxes	(26)	(26)

Net earnings (loss)	(91)	55
Net earnings attributable to non-controlling interests	(6)	(5)
Net earnings (loss) attributable to the Company	$(97)	$50

Basic earnings per share:
Net earnings (loss) attributable to the Company	$(0.62)	$0.32
Weighted average shares outstanding (thousands)	157,571	156,081

Diluted earnings per share:
Net earnings (loss) attributable to the Company	$(0.62)	$0.32
Weighted average diluted shares outstanding (thousands)	157,571	157,684

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

(Unaudited)

	Three months ended
	March 31,
	2021	2020
Net earnings (loss)	$(91)	$55
Other comprehensive income (loss):
Foreign currency translation adjustments	(85)	(573)
Pension and other postretirement benefit adjustments, net of tax	20	31
Change in fair value of derivative instruments, net of tax	13	6
Other comprehensive loss	(52)	(536)
Total comprehensive income (loss)	(143)	(481)
Comprehensive (income) loss attributable to non-controlling interests	(2)	4
Comprehensive income (loss) attributable to the Company	$(145)	$(477)

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	March 31,	December 31,	March 31,
	2021	2020	2020
Assets
Current assets:
Cash and cash equivalents	$742	$563	$891
Trade receivables, net of allowance of $32 million, $33 million, and $30 million at March 31, 2021, December 31, 2020 and March 31, 2020	714	623	767
Inventories	827	841	1,047
Prepaid expenses and other current assets	203	270	257
Total current assets	2,486	2,297	2,962

Property, plant and equipment, net	2,791	2,907	2,987
Goodwill	1,880	1,951	1,773
Intangibles, net	310	325	312
Other assets	1,358	1,402	1,470
Total assets	$8,825	$8,882	$9,504

Liabilities and Share owners’ equity
Current liabilities:
Accounts payable	$998	$1,126	$1,025
Short-term loans and long-term debt due within one year	180	197	283
Other liabilities	524	575	516
Total current liabilities	1,702	1,898	1,824

Long-term debt	5,168	4,945	6,115
Paddock support agreement liability	625	471	471
Other long-term liabilities	1,068	1,167	1,018
Share owners' equity	262	401	76
Total liabilities and share owners’ equity	$8,825	$8,882	$9,504

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net earnings (loss)	$(91)	$55
Non-cash charges
Depreciation and amortization	115	126
Pension expense	8	9
Charge related to Paddock support agreement liability	154
Cash payments
Pension contributions	(18)	(13)
Cash paid for restructuring activities	(3)	(8)
Change in components of working capital	(229)	(461)
Other, net (a)	8	(23)
Cash utilized in operating activities	(56)	(315)
Cash flows from investing activities:
Cash payments for property, plant and equipment	(93)	(120)
Cash proceeds on disposal of other businesses and misc. assets	4
Cash proceeds on sale of ANZ businesses, net of transaction costs	58
Deconsolidation of Paddock		(47)
Other		2
Cash utilized in investing activities	(31)	(165)
Cash flows from financing activities:
Changes in borrowings, net	290	859
Issuance of common stock and other	(2)	(2)
Dividends paid		(8)
Cash provided by financing activities	288	849
Effect of exchange rate fluctuations on cash	(22)	(29)
Increase in cash	179	340
Cash at beginning of period	563	551
Cash at end of period	$742	$891
(a)	Other, net includes other non-cash charges plus other changes in non-current assets and liabilities.

See accompanying notes.

O-I GLASS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tabular data dollars in millions, except per share amounts

1. Segment Information

Historically, the Company had three reportable segments and three operating segments based on its geographic locations: the Americas, Europe and Asia Pacific. These three segments are aligned with the Company’s internal approach to managing, reporting, and evaluating performance of its global glass operations. On July 31, 2020, the Company completed the sale of its Australia and New Zealand (“ANZ”) businesses, which comprised the majority of its businesses in the Asia Pacific region (approximately 85% of net sales in that region for the full year 2019), to Visy Industries Holdings Pty Ltd. (“Visy”).  After the sale of the ANZ businesses, the remaining businesses in the Asia Pacific region do not meet the criteria of an individually reportable segment. For the three months ended March 31, 2020, the results of the Asia Pacific segment have been recast to reflect only the results of its ANZ businesses. For all historical periods discussed in this report, the sales and operating results of the other businesses that historically comprised the Asia Pacific segment, and that have been retained by the Company, have been reclassified to Other sales and Retained corporate costs and other, respectively. For asset reporting purposes, only the assets related to the ANZ businesses have been reported in the Asia Pacific segment, while the other businesses that historically comprised this segment and that have been retained by the Company have been reclassified to the Other assets line for all periods presented.

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

The Company’s measure of profit for its reportable segments is segment operating profit, which consists of consolidated earnings (loss) before interest income, interest expense, and benefit (provision) for income taxes and excludes amounts related to certain items that management considers not representative of ongoing operations, as well as certain retained corporate costs. The Company’s management uses segment operating profit, in combination with net sales and selected cash flow information, to evaluate performance and to allocate resources. Segment operating profit for reportable segments includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided. Segment operating profit is not a recognized term under U.S. GAAP and, therefore, does not purport to be an alternative to earnings (loss) before income taxes. Further, the Company's measure of segment operating profit may not be comparable to similarly titled measures of other companies.

Financial information for the three months ended March 31, 2021 and 2020 regarding the Company’s reportable segments is as follows:

	Three months ended March 31,
	2021	2020
Net sales:
Americas	$837	$831
Europe	639	576
Asia Pacific		123
Reportable segment totals	1,476	1,530
Other	24	31
Net sales	$1,500	$1,561

	Three months ended March 31,
	2021	2020
Segment operating profit:
Americas	$100	$103
Europe	75	61
Asia Pacific		12
Reportable segment totals	175	176
Items excluded from segment operating profit:
Retained corporate costs and other	(35)	(28)
Charge related to Paddock support agreement liability	(154)
Charge for deconsolidation of Paddock		(14)
Interest expense, net	(51)	(53)
Earnings (loss) before income taxes	$(65)	$81

Financial information regarding the Company’s total assets is as follows:

	March 31,	December 31,	March 31,
	2021	2020	2020
Total assets:
Americas	$4,755	$4,927	$4,693
Europe	3,536	3,507	3,290
Asia Pacific			608

Reportable segment totals	8,291	8,434	8,591
Other	534	448	913
Consolidated totals	$8,825	$8,882	$9,504

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

For the three-month periods ended March 31, 2021 and March 31, 2020, the Company had no material bad debt expense, and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Condensed Consolidated Balance Sheet.

Consistent with the disclosures in Note 1 related to the ANZ sale, Asia Pacific revenue for the three-month period ended March 31, 2020, has been recast to reflect only the revenue of the ANZ businesses. The other businesses that comprised the Asia Pacific segment and that have been retained by the Company have been reclassified to the Other sales line.

The following tables for the three months ended March 31, 2021 and 2020 disaggregate the Company’s revenue by customer end use:

	Three months ended March 31, 2021
	Americas	Europe	Asia Pacific	Total

Alcoholic beverages (beer, wine, spirits)	$502	$477	$	$979
Food and other	209	118		327
Non-alcoholic beverages	126	44		170
Reportable segment totals	$837	$639	$—	$1,476
Other				24
Net sales				$1,500

	Three months ended March 31, 2020
	Americas	Europe	Asia Pacific	Total

Alcoholic beverages (beer, wine, spirits)	$508	$411	$96	$1,015
Food and other	189	105	14	308
Non-alcoholic beverages	134	60	13	207
Reportable segment totals	$831	$576	$123	$1,530
Other				31
Net sales				$1,561

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

At March 31, 2021 and March 30, 2020, the Company reported $714 million and $767 million of accounts receivable, respectively, net of allowances of $32 million and $30 million, respectively. Changes in the allowance were not material for the three months ended March 31, 2021 and March 31, 2020.

4. Inventories

Major classes of inventory at March 31, 2021, December 31, 2020 and March 31, 2020 are as follows:

	March 31,	December 31,	March 31,
	2021	2020	2020
Finished goods	$672	$675	$884
Raw materials	119	129	121
Operating supplies	36	37	42
	$827	$841	$1,047

5. Derivative Instruments

The Company has certain derivative assets and liabilities, which consist of foreign exchange option and forward contracts, interest rate swaps and cross-currency swaps. The valuation of these instruments is determined primarily using the income approach, including discounted cash flow analysis on the expected cash flows of each derivative. Foreign exchange rates and interest rates are the significant inputs into the valuation models. The Company also evaluates counterparty risk in determining fair values. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. These inputs are observable in active markets over the terms of the instruments the Company holds, and, accordingly, the Company classifies its derivative assets and liabilities as Level 2 in the hierarchy.

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

An unrecognized gain of $10 million at March 31, 2021, an unrecognized gain of $9 million at December 31, 2020 and an unrecognized loss of $4 million at March 31, 2020, related to these cross-currency swaps, were included in Accumulated OCI, and will be reclassified into earnings within the next 12 months.

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

An unrecognized loss of less than $1 million at March 31, 2021, an unrecognized loss of less than $1 million at December 31, 2020 and an unrecognized loss of $1 million at March 31, 2020 related to these interest rate swaps, were included in Accumulated OCI, and will be reclassified into earnings within the next 12 months.

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

Balance Sheet Classification

The following table shows the amount and classification (as noted above) of the Company’s derivatives at March 31, 2021, December 31, 2020 and March 31, 2020:

	Fair Value of			Fair Value of
	Hedge Assets			Hedge Liabilities
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2021	2020	2020	2021	2020	2020
Derivatives designated as hedging instruments:
Interest rate swaps - fair value hedges (a)	13	17	11
Cash flow hedges of foreign exchange risk (b)	8	6	66	67	115	4
Interest rate swaps - cash flow hedges (c)						2
Net investment hedges (d)	2	1	5	39	52
Total derivatives accounted for as hedges	$23	$24	$82	$106	$167	$6
Derivatives not designated as hedges:
Foreign exchange derivative contracts (e)	5	1	10	3	3	5
Total derivatives	$28	$25	$92	$109	$170	$11

Current	$18	$13	$30	$9	$15	$6
Noncurrent	10	12	62	100	155	5
Total derivatives	$28	$25	$92	$109	$170	$11

(a) The notional amounts of the interest rate swaps designated as fair value hedges were €725 million at March 31, 2021, December 31, 2020 and March 31, 2020. The maximum maturity dates were in 2024 for all three periods.

(b) The notional amounts of the cash flow hedges of foreign exchange risk were $978 million at March 31, 2021, $978 million at December 31, 2020 and $1.424 billion at March 31, 2020. The maximum maturity dates were in 2023 for all three periods.

(c) The notional amounts of the interest rate swaps designated as cash flow hedges were $0 at March 31, 2021, $0 at December 31, 2020 and $105 million at March 31, 2020. Maximum maturity dates were in 2020 for March 31, 2020.

(d) The notional amounts of the net investment hedges were €311 million at March 31, 2021, €311 million at December 31, 2020 and €160 million at March 31, 2020. The maximum maturity dates were in 2027 for March 31, 2021 and December 31, 2020 and in 2020 for March 31, 2020.

(e) The notional amounts of the foreign exchange derivative contracts were $301 million, $247 million and $306 million at March 31, 2021, December 31, 2020 and March 31, 2020, respectively. The maximum maturity dates were in 2021 for all three periods.

	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
	Three months ended March 31,		Three months ended March 31,
Derivatives designated as hedging instruments:	2021	2020	2021	2020
Cash Flow Hedges
Cash flow hedges of foreign exchange risk (a)	$48	$66	$49	$60
Net Investment Hedges
Net Investment Hedges (b)	15	4	1	2
	$63	$70	$50	$62

	Amount of Gain (Loss) Recognized in Other income (expense), net
	Three months ended March 31,
Derivatives not designated as hedges:	2021	2020
Foreign exchange derivative contracts	$10	$12

(1) Gains and losses reclassified from accumulated OCI and recognized in income are recorded to (a) other expense, net or (b) interest expense, net.

6. Restructuring Accruals

Selected information related to the restructuring accruals for the three months ended March 31, 2021 and 2020 is as follows:

	Employee	Other	Total
	Costs	Exit Costs	Restructuring
Balance at January 1, 2021	$38	$7	$45
Net cash paid, principally severance and related benefits	(3)		(3)
Other, including foreign exchange translation		1	1
Balance at March 31, 2021	$35	$8	$43

	Employee	Other	Total
	Costs	Exit Costs	Restructuring
Balance at January 1, 2020	$32	$13	$45
Net cash paid, principally severance and related benefits	(8)		(8)
Other, including foreign exchange translation	(2)	(1)	(3)
Balance at March 31, 2020	$22	$12	$34

When a decision is made to take restructuring actions, the Company manages and accounts for them programmatically apart from the on-going operations of the business. Information related to major programs is presented separately, while minor initiatives are presented on a combined basis. As of March 31, 2021 and 2020, no major restructuring programs were in effect.

For the three months ended March 31, 2021 and 2020, the Company has paid severance and related benefits along with other exit costs that were associated with past restructuring actions. The Company expects that the majority of the remaining cash expenditures related to the accrued employee and other costs will be paid out over the next several years.

7. Pension Benefit Plans

The components of the net periodic pension cost for the three months ended March 31, 2021 and 2020 are as follows:

	U.S.		Non-U.S.
	2021	2020	2021	2020
Service cost	$3	$3	$3	$3
Interest cost	10	12	5	7
Expected asset return	(21)	(21)	(11)	(12)
Amortization of actuarial loss	16	14	3	3
Net periodic pension cost	$8	$8	$—	$1

The components of pension expense, other than the service cost component, are included in Other expense, net on the Condensed Consolidated Results of Operations.

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

The Company is currently under examination in various tax jurisdictions, including Bolivia, Brazil, Canada, Colombia, France, Germany, Indonesia, Mexico and Peru. The years under examination range from 2004 through 2019. The Company has received tax assessments in excess of established reserves. The Company is contesting these tax assessments, and will continue to do so, including pursuing all available remedies, such as appeals and litigation, if necessary. The Company believes that adequate provisions for all income tax uncertainties have been made. However, if tax assessments are settled against the Company at amounts in excess of established reserves, it could have a material impact on the Company’s results of operations, financial position or cash flows.

9. Debt

The following table summarizes the long-term debt of the Company:

	March 31,	December 31,	March 31,
	2021	2020	2020
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$292	$—	$817
Term Loans:
Term Loan A	1,068	1,067	1,477
Other secured debt	110	99	330
Senior Notes:
4.875%, due 2021 (€118 million at March 31, 2020)			130
5.00%, due 2022			497
4.00%, due 2023	308	307	307
5.875%, due 2023	692	692	689
3.125%, due 2024 (€725 million)	866	914	813
6.375%, due 2025	296	296	296
5.375%, due 2025	298	298	297
2.875%, due 2025 (€500 million)	579	607	543
6.625%, due 2027	692	692
Finance leases	102	108	84
Other	6	7	13
Total long-term debt	5,309	5,087	6,293
Less amounts due within one year	141	142	178
Long-term debt	$5,168	$4,945	$6,115

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

The Agreement provides for up to $3.0 billion of borrowings pursuant to term loans and revolving credit facilities. The term loans mature, and the revolving credit facilities terminate in June 2024. At March 31, 2021, the Agreement includes a $300 million revolving credit facility, a $1.2 billion multicurrency revolving credit facility, and a $1.5 billion term loan A facility ($1,068 million outstanding balance at March 31, 2021, net of debt issuance costs). At March 31, 2021, the Company had unused credit of $1,194 million available under the Agreement. The weighted average interest rate on borrowings outstanding under the Agreement at March 31, 2021 was 1.59%.

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

Failure to comply with these covenants and other customary restrictions could result in an event of default under the Agreement. In such an event, the Company could not request borrowings under the revolving facilities, and all amounts outstanding under the Agreement, together with accrued interest, could then be declared immediately due and payable. Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Agreement. If an event of default occurs under the Agreement and the lenders cause all of the outstanding debt obligations under the Agreement to become due and payable, this would result in a default under the indentures governing the Company’s outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. As of March 31, 2021, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

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

The carrying amounts reported for certain long-term debt obligations subject to frequently redetermined interest rates approximate fair value. Fair values for the Company’s significant fixed rate debt obligations are based on published market quotations, and are classified as Level 1 in the fair value hierarchy. Fair values at March 31, 2021 of the Company’s significant fixed rate debt obligations are as follows:

	Principal	Indicated Market
	Amount	Price Per $	Fair Value
Senior Notes:
5.875%, due 2023	$700	$107.18	$750
4.00%, due 2023	310	102.87	319
3.125%, due 2024 (€725 million)	849	103.62	880
6.375%, due 2025	300	111.61	335
5.375%, due 2025	300	105.69	317
2.875%, due 2025 (€500 million)	585	101.27	592
6.625%, due 2027	700	108.75	761

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

On December 26 and 27, 2019, the Company implemented the Corporate Modernization, whereby O-I Glass became the new parent entity with Owens-Illinois Group, Inc. (“O-I Group”) and Paddock Enterprises LLC (“Paddock”) as direct, wholly owned subsidiaries, with Paddock as the successor-by-merger to O-I. The Company’s legacy asbestos-related liabilities remained within Paddock, with the Company’s glass-making operations remaining under O-I Group. As part of the Corporate Modernization transactions, O-I Glass entered into a support agreement with Paddock that requires O-I Glass to provide funding to Paddock for all permitted uses, subject to the terms of the support agreement. The key objectives of the Paddock support agreement are to ensure that Paddock has the ability to fund the costs and expenses of managing the Chapter 11 process, and ultimately settle Asbestos Claims through the establishment of a trust as described below and fund certain other liabilities.

On January 6, 2020 (the “Petition Date”), Paddock voluntarily filed for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware to equitably and finally resolve all of its current and future asbestos-related claims. O-I Glass and O-I Group were not included in the Chapter 11 filing. As a result of the initiation of the Chapter 11 proceeding, Paddock continues to operate in the ordinary course and with court protection from Asbestos Claims by operation of the automatic stay in Paddock’s Chapter 11 filing, which stays ongoing litigation and submission of claims against Paddock as of the Petition Date and defers the payment of Paddock’s outstanding obligations on account of settled or otherwise determined lawsuits and claims. The bankruptcy process is expected to provide a centralized forum to resolve presently pending and anticipated future lawsuits and claims associated with asbestos. Paddock’s ultimate goal in its Chapter 11 case is to confirm a plan of reorganization under section 524(g) of the Bankruptcy Code and utilize this specialized provision to establish a trust that will address all current and future asbestos-related claims and that, in exchange for funding of the trust by the Company and/or its subsidiaries, will provide permanent injunctive relief, protecting the Company, each of its current and former affiliates and certain other related parties (the “Company Protected Parties”) from any Asbestos Claims based on products manufactured, sold, used, and/or distributed by Owens-Illinois, Inc.

Following the Chapter 11 filing, the activities of Paddock became subject to review and oversight by the bankruptcy court. As a result, the Company no longer has exclusive control over Paddock’s activities during the Chapter 11 proceedings. Therefore, Paddock was deconsolidated as of the Petition Date, and its assets and liabilities, which primarily included $47 million of cash, the legacy asbestos-related liabilities, as well as certain other assets and liabilities as of the Petition Date, were derecognized from the Company’s consolidated financial statements on a prospective basis. Simultaneously, the Company recognized a liability related to the Paddock support agreement, as described above, of $471 million as required under applicable accounting standards. The deconsolidation and Paddock support agreement resulted in a loss of approximately $14 million, which was reflected as a charge in the Company’s first quarter 2020 operating results. Additionally, the deconsolidation resulted in an investing outflow of $47 million in the Company’s first quarter 2020 consolidated cash flows.

On February 23, 2021, Paddock and O-I Glass commenced a court-approved mediation process regarding the terms of a potential consensual plan of reorganization pursuant to section 524(g) of the Bankruptcy Code with the Official Committee of Asbestos Personal Injury Claimants (the “ACC” or “Asbestos Claimants’ Committee”) appointed in the Paddock Chapter 11 case as the representative of current Paddock asbestos claimants, and the Legal Representative of Future Asbestos Claimants (the “FCR” or “Future Claimants’ Representative”) appointed in the Paddock Chapter 11 case as the representative of future Paddock asbestos claimants. On April 26, 2021, the Company announced that Paddock, the ACC and FCR reached an agreement in principle, supported by O-I Glass, by accepting a proposal from the mediators setting forth total consideration to fund a trust created under section 524(g) of the Bankruptcy Code upon the effective date of a consensual plan of reorganization for Paddock.

This agreement in principle, which is subject to definitive documentation and satisfaction of certain conditions, will resolve the potential liability of Paddock and the Company Protected Parties for pending and future personal injury claims related to exposure to asbestos-containing products that were allegedly manufactured, distributed, used and/or sold by Owens-Illinois, Inc. Under the Chapter 11 plan that will implement the agreement in principle, an asbestos settlement trust (the “Paddock Trust”) created pursuant to the provisions of section 524(g) of the U.S. Bankruptcy Code will be established and, on the effective date of the Chapter 11 plan, will be funded with $610 million in total consideration (“Settlement Consideration”). In exchange for the Settlement Consideration, each of the Company Protected Parties is expected to receive the benefit of a release from Paddock, and Paddock and the Company Protected Parties will receive the benefit of an injunction under Section 524(g) of the Bankruptcy Code channeling Asbestos Claims to the Paddock Trust and permanently enjoining the assertion of Asbestos Claims against Paddock and the Company Protected Parties.

The agreement in principle is subject, among other things, to the negotiation and filing of a Chapter 11 plan of reorganization for Paddock incorporating the terms of such agreement (the “Plan”), acceptance of the Plan by at least 75% of Paddock’s current asbestos claimants voting on such Plan, and confirmation of the Plan by the Bankruptcy Court and approval of the injunction in favor of Paddock and the Company Protected Parties by the United States District Court for the District of Delaware (“District Court”). On the effective date of the Plan, the Settlement Consideration will be provided and Asbestos Claims against Paddock and the Company Protected Parties will be permanently enjoined.

In connection with the agreement in principle, the Company has recorded a charge of $154 million related to its potential liability under the Paddock support agreement as a recognizable subsequent event in the Company’s consolidated results of operations for the quarter ended March 31, 2021, primarily related to an increase to Paddock’s asbestos reserve estimate in consideration for the channeling injunction to be included in Paddock’s Plan protecting Company Protected Parties from Asbestos Claims, as well as certain other adjustments to Paddock’s assets and liabilities, including estimated professional fees and expenses to be incurred in confirming and implementing the Plan.

Several risks and uncertainties remain related to Paddock’s Chapter 11 case that could have a material adverse effect on the Company’s business, consolidated financial condition, results of operations and cash flows, including the total costs of the Chapter 11 proceeding, and the length of time necessary to confirm a Plan, and the possibility that Paddock will be unsuccessful in confirming such Plan or that such Plan does not ultimately become effective. The Paddock support agreement liability of $625 million recorded on the Company’s March 31, 2021 condensed consolidated balance sheet as required under applicable accounting standards is the Company’s best estimate based on the facts and circumstances that exist at the Form 10-Q filing date. These risk factors are discussed further in Part II Item 1A–“Risk Factors.”

As noted above, the Company previously recognized a liability related to the Paddock support agreement, as described above, of $471 million as required under applicable accounting standards. That liability was based on the following analysis. Prior to the Petition Date, the Company knew of approximately 850 asbestos lawsuits pending. This figure does not include an estimate of potential Administrative Claims that could have been presented under a claims-handling agreement due to the uncertainties around presentation timing, quantities, or qualification rates. The Company historically considered Administrative Claims to be filed and disposed of when they were accepted for payment.

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

For the year ended December 31, 2019, the Company concluded that an accrual in the amount of $486 million was required under applicable accounting standards. This amount was not discounted for the time value of money. The Company’s comprehensive legal review resulted in a charge of $35 million for the year ended December 31, 2019. As previously disclosed, the Company anticipated that adjustments to its asbestos-related accruals were possible given the inherent uncertainties involved in asbestos litigation. In the fourth quarter of 2019, this charge was primarily due to an increase in the estimated average disposition cost per claim (including related legal costs), driven primarily by a changing litigation environment more favorable to plaintiffs, and a decrease in the estimated number of claims likely to be asserted against the Company in the future that was less than the decrease expected by the Company.

Other Matters

In February 2021, severe weather conditions swept across the southern United States, curtailing access to natural gas and electricity for several of the Company’s facilities.  While the situation was most acute in Texas, access to natural gas in Mexico was also significantly impacted as Texas supplies natural gas to the country. The Company has been notified by energy providers in both the United States and Mexico that it may be assessed surcharges for usage or excess usage of electricity and natural gas during this period.  Although most of these surcharges have not yet been formally assessed, the Company believes that these costs are probable and reasonably estimable and therefore has accrued $20 million as of March 31, 2021, which is based on the best information available at this time.  The Company believes that it is reasonably possible that it could incur losses for this matter that materially differ from the $20 million accrued as of March 31, 2021, including amounts in excess of the amount currently recognized. However, given the lack of information available from regulators, suppliers and state and federal authorities, the Company is unable to make an estimate of the possible loss or range of losses at this time.

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

11. Share Owners’ Equity

The activity in share owners’ equity for the three months ended March 31, 2021 and 2020 is as follows:

	Share Owners’ Equity of the Company
					Accumulated
		Capital in		Retained	Other	Non-	Total Share
	Common	Excess of	Treasury	Earnings	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	(Loss)	Loss	Interests	Equity
Balance on January 1, 2021	$2	$3,129	(714)	$152	$(2,272)	$104	$401
Reissuance of common stock (0.2 million shares)		(2)	4				2
Stock compensation (0.3 million shares)		4					4
Net earnings (loss)				(97)		6	(91)
Other comprehensive loss					(48)	(4)	(52)
Other		19	(2)	(19)			(2)
Balance on March 31, 2021	$2	$3,150	$(712)	$36	$(2,320)	$106	$262

	Share Owners’ Equity of the Company
					Accumulated
		Capital in		Retained	Other	Non-	Total Share
	Common	Excess of	Treasury	Earnings	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	(Loss)	Loss	Interests	Equity
Balance on January 1, 2020	$2	$3,130	$(733)	$(89)	$(1,843)	$97	$564
Reissuance of common stock (0.2 million shares)		(3)	5				2
Stock compensation (0.8 million shares)		1					1
Net earnings				50		5	55
Other comprehensive loss					(527)	(9)	(536)
Dividends declared				(8)			(8)
Other			(2)				(2)
Balance on March 31, 2020	$2	$3,128	$(730)	$(47)	$(2,370)	$93	$76

The Company has 250,000,000 shares of common stock authorized with a par value of $.01 per share. Shares outstanding are as follows:

	Shares Outstanding (in thousands)
	March 31,	December 31,	March 31,
	2021	2020	2020

Shares of common stock issued (including treasury shares)	189,796	189,305	189,210

Treasury shares	31,884	31,911	32,639

12. Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three months ended March 31, 2021 and 2020 is as follows:

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2021	$(1,229)	$(60)		$(983)		$(2,272)
Change before reclassifications	(81)	63		3		(15)
Amounts reclassified from accumulated other comprehensive loss		(50)	(a)	19	(b)	(31)
Translation effect				(2)		(2)
Tax effect						—
Other comprehensive income (loss) attributable to the Company	(81)	13		20		(48)
Balance on March 31, 2021	$(1,310)	$(47)		$(963)		$(2,320)

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2020	$(813)	$(14)		$(1,016)		$(1,843)
Change before reclassifications	(564)	(2)		(2)		(568)
Amounts reclassified from accumulated other comprehensive loss		11	(a)	17	(b)	28
Translation effect		(1)		16		15
Tax effect		(2)				(2)
Other comprehensive income (loss) attributable to the Company	(564)	6		31		(527)
Balance on March 31, 2020	$(1,377)	$(8)		$(985)		$(2,370)
(a)	Amount is recorded to Other expense, net and interest expense, net on the Condensed Consolidated Results of Operations (see Note 5 for additional information).
(b)	Amount is included in the computation of net periodic pension cost (see Note 7 for additional information) and net post-retirement benefit cost.

13. Other Expense, Net

Other expense, net for the three months ended March 31, 2021 and 2020 included the following:

	Three months ended March 31,
	2021	2020
Charge related to Paddock support agreement liability (see Note 10)	$(154)	$—
Charge for deconsolidation of Paddock (see Note 10)		(14)
Intangible amortization expense	(9)	(10)
Foreign currency exchange loss	(2)
Royalty income	5	4
Other income, net	4	3
	$(156)	$(17)

14. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2021	2020
Numerator:
Net earnings (loss) attributable to the Company	$(97)	$50
Denominator (in thousands):
Denominator for basic earnings per share-weighted average shares outstanding	157,571	156,081
Effect of dilutive securities:
Stock options and other		1,603
Denominator for diluted earnings per share-adjusted weighted average shares outstanding	157,571	157,684
Basic earnings per share:
Net earnings (loss) attributable to the Company	$(0.62)	$0.32
Diluted earnings per share:
Net earnings (loss) attributable to the Company	$(0.62)	$0.32

The diluted earnings per share computation for the three months ended March 31, 2021 and 2020, respectively, excludes 1,890,075 and 2,533,717 weighted average shares of common stock due to their antidilutive effect, which includes options to purchase, unvested restricted stock units and performance vested restricted share units. Options to purchase shares were excluded because the exercise prices of the options were greater than the average market price of the common shares. For the three months ended March 31, 2021, diluted earnings per share of common stock was equal to basic earnings per share of common stock due to the net loss attributable to the Company.

15. Supplemental Cash Flow Information

Income taxes paid in cash were as follows:

	Three months ended March 31,
	2021	2020
U.S.	$—	$2
Non-U.S.	10	32
Total income taxes paid in cash	$10	$34

Interest paid in cash for the three months ended March 31, 2021 and 2020 was $49 million and $58 million, respectively.

The Company uses various factoring programs to sell certain receivables to financial institutions as part of managing its cash flows. At March 31, 2021, December 31, 2020 and March 31, 2020, the amount of receivables sold by the Company was $444 million, $436 million and $429 million, respectively. These amounts included $186 million, $176 million and $120 million at March 31, 2021, December 31, 2020, and March 31, 2020, respectively, for trade receivable amounts factored under supply chain financing programs linked to commercial arrangements with key customers. For the three months ended March 31, 2021 and 2020, the Company’s use of its factoring programs resulted in an increase of $8 million to cash from operating activities and a $110 million decrease to cash from operating activities, respectively.

16. New Accounting Pronouncement

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

17. COVID-19 Impacts

On March 11, 2020, the World Health Organization characterized COVID-19 as a global pandemic and recommended containment and mitigation measures. The Company is actively monitoring the impact of the COVID-19 pandemic, which negatively impacted its business in 2020 and the first quarter of 2021 and may negatively impact its business and results of operations in the future.

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

There was not a material impact to the above estimates in the Company’s Condensed Consolidated Financial Statements for the three month periods ended March 31, 2021 or March 31, 2020. The Company’s future assessment of the magnitude and duration of the COVID-19 pandemic, as well as other factors, could result in material changes to the estimates and material impacts to the Company’s Condensed Consolidated Financial Statements in future reporting periods.

18. Divestitures

On July 31, 2020, the Company completed the sale of its ANZ businesses to Visy, an unaffiliated company. Gross proceeds approximated AUD $947 million (including a related sale-leaseback agreement which approximated AUD $214 million) or approximately USD $677 million. Approximately 95% of those proceeds were received at the time of closing, and the remaining balance of approximately $58 million was received in the first quarter of 2021. In 2020, the Company recognized a net gain (including costs directly attributable to the sale of ANZ and subject to post-closing adjustments) on the divestiture of approximately $275 million, which was reported on the Other income (expense), net line in the Consolidated Results of Operations. In addition, at closing, certain subsidiaries of the Company entered into certain ancillary agreements with Visy and the ANZ businesses in respect of the provision of certain transitional and technical services to the ANZ businesses.

In January 2021, the Company completed the sale of its plant in Argentina. Gross proceeds are approximately $10 million and the gain on the sale was not material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company’s measure of profit for its reportable segments is segment operating profit, which consists of consolidated earnings (loss) before interest income, interest expense, and provision (benefit) for income taxes and excludes amounts related to certain items that management considers not representative of ongoing operations as well as certain retained corporate costs. The segment data presented below is prepared in accordance with general accounting principles for segment reporting. The lines titled “reportable segment totals” in both net sales and segment operating profit, however, are non-GAAP measures when presented outside of the financial statement footnotes. Management has included reportable segment totals below to facilitate the discussion and analysis of financial condition and results of operations and believes this information allows the Board of Directors, management, investors and analysts to better understand the Company’s financial performance. The Company’s management uses segment operating profit, in combination with net sales and selected cash flow information, to evaluate performance and to allocate resources. Segment operating profit is not, however, intended as an alternative measure of operating results as determined in accordance with U.S. GAAP and is not necessarily comparable to similarly titled measures used by other companies.

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

The following discussion describes the Company’s consolidated results of operations for the three months ended March 31, 2021. The COVID-19 pandemic impacted the Company’s shipment and production levels in 2020 and the first quarter of 2021, and the Company is actively monitoring the continued impact of the pandemic, which could negatively impact its business, results of operations, cash flows and financial position beyond the first quarter of 2021.

On July 31, 2020, the Company completed the sale of its Australia and New Zealand (“ANZ”) businesses, which comprised the majority of the Asia Pacific region (approximately 85% of net sales for the full year 2019), to Visy Industries Holdings Pty Ltd.  After the sale of the ANZ businesses, the remaining businesses in the Asia Pacific region do not meet the criteria of an individually reportable segment. For the 2020 results presented below, the results for the Asia Pacific reportable segment reflect only the results of the ANZ businesses. The sales and operating results of the other businesses that historically comprised the Asia Pacific segment, and that have been retained by the Company, have been reclassified to Other sales and Retained corporate costs and other, respectively.

Financial information for the three months ended March 31, 2021 and 2020 regarding the Company’s reportable segments is as follows (dollars in millions):

	Three months ended
	March 31,
	2021	2020
Net Sales:
Americas	$837	$831
Europe	639	576
Asia Pacific		123
Reportable segment totals	1,476	1,530
Other	24	31
Net Sales	$1,500	$1,561

	Three months ended
	March 31,
	2021	2020
Segment operating profit:
Americas	$100	$103
Europe	75	61
Asia Pacific		12
Reportable segment totals	175	176
Items excluded from segment operating profit:
Retained corporate costs and other	(35)	(28)
Charge related to Paddock support agreement liability	(154)
Charge for deconsolidation of Paddock		(14)
Interest expense, net	(51)	(53)
Earnings (loss) before income taxes	(65)	81
Provision for income taxes	(26)	(26)
Net earnings (loss)	(91)	55
Net earnings attributable to noncontrolling interests	(6)	(5)
Net earnings (loss) attributable to the Company	$(97)	$50

Note: All amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Quarters ended March 31, 2021 and 2020

First Quarter 2021 Highlights

●	Net sales in the first quarter of 2021 were down approximately 4% from the same quarter in 2020, primarily due to the sale of the Company’s ANZ businesses in 2020, continued impacts from COVID-19 and the impact of severe weather in the Americas. Sales were positively impacted by the favorable effects of changes in foreign currency exchange rates and higher prices.
●	Segment operating profit for reportable segments was down slightly in the first quarter of 2021 compared to the first quarter of 2020, primarily due to the sale of the ANZ businesses, the impact of COVID-19 and the severe weather in the Americas. These impacts were mostly offset by strong operating performance, cost management and margin enhancement activities.
●	On April 26, 2021, the Company announced that its subsidiary, Paddock Enterprises LLC (“Paddock”), had reached an agreement in principle to accept the terms of a mediator’s proposal regarding a consensual plan of reorganization under the Bankruptcy Code. The agreement in principle provides for total consideration of $610 million to fund a trust on the effective date of a plan of reorganization, subject to definitive documentation and satisfaction of certain conditions. The Company has recorded a charge of $154 million related to its potential liability under the Paddock support agreement during the first fiscal quarter of 2021 primarily related to an increase to Paddock’s asbestos reserve estimate in consideration for the channeling injunction to be included in Paddock’s Plan protecting O-I Glass and its affiliates from Asbestos Claims.

Net sales for the first quarter of 2021 were $61 million lower than the first quarter of the prior year primarily due to the sale of the Company’s ANZ businesses on July 31, 2020, continued impacts from COVID-19 and the impact of severe weather in the Americas. Sales were positively impacted by the favorable effects of changes in foreign currency exchange rates and higher prices.

Loss before income taxes was $65 million in the first quarter of 2021 compared to $81 million of earnings in the prior year quarter. This decrease was primarily due to the charge recorded in the first quarter of 2021 related to the support agreement liability for Paddock. Segment operating profit for reportable segments for the first quarter of 2021 was $1 million lower than the first quarter of the prior year. The decrease was largely due to the sale of the ANZ businesses in 2020, the impact of COVID-19 and severe weather in the Americas. These impacts were partially offset by strong operating performance, cost management and margin enhancement activities.

Net interest expense for the first quarter of 2021 decreased $2 million compared to the first quarter of 2020, primarily due to lower debt levels in 2021.

For the first quarter of 2021, the Company recorded a net loss attributable to the Company of $97 million, or $0.62 per share, compared to net earnings attributable to the Company of $50 million, or $0.32 per share (diluted), in the first quarter of 2020. As discussed below, the loss in the first quarter of 2021 included a $154 million charge, or approximately $0.97 per share, related to the Paddock support agreement liability and in the first quarter of 2020 earnings included a $14 million charge, or approximately $0.09 per share, related to the Paddock deconsolidation, both of which management considered not representative of ongoing operations.

Results of Operations — First Quarter of 2021 compared with First Quarter of 2020

Net Sales

The Company’s net sales in the first quarter of 2021 were $1,500 million compared with $1,561 million for the first quarter of 2020, a decrease of $61 million, or approximately 4%. Total glass container shipments, in tons, were down approximately 8%, or approximately $127 million, in the first quarter of 2021 compared to the prior year quarter, primarily driven by the sale of the Company’s ANZ businesses on July 31, 2020 and the sale of the Company’s plant in Argentina in January 2021. Excluding the divested businesses, glass container shipments increased slightly and a change in mix benefited sales by approximately $10 million in the first quarter of 2021 compared to the same period in 2020 despite the impact of severe weather in the Americas and COVID-19. Favorable foreign currency exchange rates increased sales by $35 million in the first quarter of 2021 compared to the prior year quarter, driven by the U.S. dollar weakening against the Euro. Higher selling prices increased net sales by $28 million in the quarter. Other sales were approximately $7 million lower in the first quarter of 2021 than the same period in the prior year driven by lower machine parts sales to third parties.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Reportable segment net sales - 2020		$1,530
Price	$28
Sales volume and mix	10
Effects of changing foreign currency rates	35
Divestitures	(127)
Total effect on reportable segment net sales		(54)
Reportable segment net sales - 2021		$1,476

Americas: Net sales in the Americas in the first quarter of 2021 were $837 million compared to $831 million for the first quarter of 2020, an increase of $6 million, or approximately 1%. Total glass container shipments in the region were down approximately 2% in the first quarter of 2021 compared to the prior year quarter, primarily due to the impact of severe weather that affected Texas, Oklahoma and Mexico and the divestiture of a plant in Argentina in January 2021. Excluding the divestiture, glass container shipments were down approximately 1% in the first quarter of 2021. The divestiture in Argentina reduced sales by $4 million and the lower organic shipments reduced net sales by approximately $3 million in the first quarter of 2021 compared to the same period in 2020. The unfavorable effects of foreign currency exchange rate changes decreased net sales by $13 million in the first quarter of 2021 compared to 2020 as the U.S. dollar strengthened in relation to the Brazilian real, the Mexican peso and the Colombian peso. Selling prices in the region increased net sales by $26 million in the first quarter of 2021.

Europe: Net sales in Europe in the first quarter of 2021 were $639 million compared to $576 million for the first quarter of 2020, an increase of $63 million, or nearly 11%. Despite the impact of COVID-19 lockdowns in the region, glass container shipments in the first quarter of 2021 were up 2% compared to the first quarter of 2020, resulting in $13 million of higher net sales. Favorable foreign currency exchange rates increased the region’s net sales by approximately $48 million in the first quarter of 2021 as the Euro strengthened in relation to the U.S. dollar. Selling prices in Europe increased net sales by $2 million in the first quarter of 2021.

Asia Pacific: Net sales in Asia Pacific in the first quarter of 2021 were $0 compared to $123 million for the first quarter of 2020, a decrease of $123 million, due to the sale of the ANZ businesses in the third quarter of 2020.

Earnings (loss) before Income Taxes and Segment Operating Profit

Loss before income taxes was $65 million in the first quarter of 2021 compared to earnings before income taxes of $81 million in the first quarter of 2020, a decrease of $146 million. This decrease was largely due to a $154 million charge recorded in the first quarter of 2021 related to the Paddock support agreement liability.

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

Segment operating profit of reportable segments in the first quarter of 2021 was $175 million, compared to $176 million for the first quarter of 2020, a decrease of $1 million, or less than 1%. This decrease was largely due to the sale of the ANZ businesses in 2020, the impact of COVID-19 and the severe weather in the Americas. These impacts were mostly offset by strong operating performance, cost management and margin enhancement activities.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Reportable segment operating profit - 2020		$176
Net price (net of cost inflation)	$(20)
Sales volume and mix	2
Operating costs	19
Effects of changing foreign currency rates	10
Divestitures	(12)
Total net effect on reportable segment operating profit		(1)
Reportable segment operating profit - 2021		$175

Americas: Segment operating profit in the Americas in the first quarter of 2021 was $100 million compared to $103 million in the first quarter of 2020, a decrease of $3 million, or 3%. The impact of lower organic sales discussed above decreased segment operating profit by $1 million. Cost inflation, which was elevated due to the impact of higher natural gas and electricity rates as a result of severe weather, more than offset higher selling prices resulting in a net $17 million decrease to segment operating profit in the current year quarter.

Operating costs in the first quarter of 2021 were $11 million lower than the same period in the prior year, which improved segment operating profit. Included within these operating costs were benefits from the region’s margin expansion initiatives, which more than offset the significant impact of severe weather that swept across Mexico and the southern United States and resulted in production downtime, unplanned repairs and higher outbound freight costs. The effects of foreign currency exchange rates increased segment operating profit by $4 million in the current year quarter.

Included in the above discussion of the factors impacting the region’s results, the Company estimates that segment operating profit in the Americas was negatively impacted by approximately $40 million from severe weather in the first quarter of 2021, which includes approximately $20 million accrued as of March 31, 2021 for surcharges for usage or excess usage of electricity and natural gas during the period of severe weather, as well as the estimated impacts of higher energy costs, lost production downtime, lost sales, and the cost of incremental repairs.  Also, the region’s closure of a plant in the second quarter of 2020 did not have a material impact on its profitability this quarter, and significant savings are not expected in future quarters, but the closure is expected to avoid anticipated losses from this plant in the future. The outcome of this plant closure is in-line with management’s expectations.

Europe: Segment operating profit in Europe in the first quarter of 2021 was $75 million compared to $61 million in the first quarter of 2020, an increase of $14 million, or 23%. The impact of higher shipments discussed above increased segment operating profit by $3 million. The effects of foreign currency exchange rates increased segment operating profit by $6 million in the current year quarter. Benefits from margin expansion initiatives and cost control measures reduced the region’s operating costs and increased segment operating profit by approximately $8 million in the first quarter of 2021 compared to the same period in the prior year. Lower net selling prices (net of cost inflation) decreased segment operating profit by $3 million in the current quarter compared to the prior year quarter.

Asia Pacific: Segment operating profit in Asia Pacific in the first quarter of 2021 was $0 compared to $12 million in the first quarter of 2020, a decrease of $12 million, due to the sale of the ANZ businesses in the third quarter of 2020.

Interest Expense, Net

Net interest expense for the first quarter of 2021 was $51 million compared to $53 million for the first quarter of 2020. This decrease was primarily due to lower debt levels in 2021.

Provision for Income Taxes

The Company’s effective tax rate from operations for the three months ended March 31, 2021 was (40.0%) compared to 32.1% for the three months ended March 31, 2020.  The effective tax rate for the first quarter of 2021 differed from the first quarter of 2020 primarily due to the charge related to the Paddock support agreement liability in the first quarter of 2021.

Net Earnings (Loss) Attributable to the Company

For the first quarter of 2021, the Company recorded a net loss attributable to the Company of $97 million, or $0.62 per share, compared to net earnings attributable to the Company of $50 million, or $0.32 per share (diluted), in the first quarter of 2020. As discussed below, the loss in the first quarter of 2021 included a $154 million charge, or approximately $0.97 per share, related to the Paddock support agreement liability and in the first quarter of 2020 earnings included a $14 million charge, or approximately $0.09 per share, related to the Paddock deconsolidation, both of which management considered not representative of ongoing operations.

Forward Looking Operational and Financial Impacts from the COVID-19 Pandemic

●	The Company expects full year 2021 sales shipment growth to be 3 to 4% (in tons) compared to 2020 (excluding the impact of divestitures), representing a partial volume recovery to 2019 levels. Likewise, the Company expects continued benefits from its initiatives to expand margins. These incremental savings should more than offset the headwind from the temporary cost reduction efforts that were put in place in 2020 to mitigate the impact of the COVID-19 pandemic and that will not repeat in 2021.

●	The Company will continue to focus on long-term value creation, including advancing the MAGMA deployment. Also, the Company has completed approximately 75% of its divestiture program with proceeds used to reduce debt and improve financial flexibility. Finally, the Company will continue to advance the Paddock Chapter 11 process to document and finalize the terms of a plan of reorganization pursuant to section 524(g) of the Bankruptcy Code, consistent with the agreement in principle announced on April 26, 2021, which is expected to achieve a final, certain and equitable resolution of its legacy asbestos-related claims liabilities.

●	Cash provided by operating activities is expected to approximate $615 million or higher in 2021. This outlook assumes the continued suspension of all asbestos-related claims payments, pending confirmation and effectiveness of a plan of reorganization for Paddock. In addition, capital expenditures in 2021 are expected to be approximately $375 million.

●	The Company will continue to actively monitor the impact of the COVID-19 pandemic. The extent to which the Company’s operations will be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact, among other things.

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

After the sale of the ANZ businesses, the remaining businesses in the Asia Pacific region do not meet the criteria of an individually reportable segment. Starting on August 1, 2020 and for the historical periods, the operating results of the other businesses that were historically included in the Asia Pacific segment and that have been retained by the Company have been reclassified to Retained corporate costs and other. The results of these entities were not significant for the three month periods ended March 31, 2021 or March 31, 2020.

Retained corporate costs and other for the first quarter of 2021 were $35 million compared to $28 million for the first quarter of 2020. These costs were higher in the first quarter of 2021 due to additional research and development expenses related to MAGMA, higher marketing expense for the Company’s glass advocacy campaign and higher expense related to the change in position of foreign currency derivatives.

Charge for Paddock Support Agreement Liability

On April 26, 2021, the Company announced that its subsidiary, Paddock Enterprises LLC (“Paddock”), had reached an agreement in principle to accept the terms of a mediator’s proposal regarding a consensual plan of reorganization under the Bankruptcy Code. The agreement in principle provides for total consideration of $610 million to fund a trust on the effective date of a plan of reorganization, subject to definitive documentation and satisfaction of certain conditions. The Company has recorded a charge of $154 million related to its potential liability under the Paddock support agreement during the first fiscal quarter of 2021 primarily related to an increase to Paddock’s asbestos reserve estimate in consideration for the channeling injunction to be included in Paddock’s Plan protecting O-I Glass and its affiliates from Asbestos Claims.

See Note 10 to the Condensed Consolidated Financial Statements for further information.

Charge for Deconsolidation of Paddock

Following its Chapter 11 filing in January 2020, the activities of Paddock are now subject to review and oversight by the bankruptcy court. As a result, the Company no longer has exclusive control over Paddock’s activities during the bankruptcy proceedings. Therefore, Paddock was deconsolidated as of the Petition Date, and its assets and liabilities, which primarily included $47 million of cash, the legacy asbestos-related liabilities, as well as certain other assets and liabilities, were derecognized from the Company’s consolidated financial statements. Simultaneously, the Company recognized a liability related to the support agreement of $471 million, based on the accrual required under applicable accounting standards. Taken together, these transactions resulted in a loss of approximately $14 million, which was recorded as a charge in the first quarter of 2020.

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

For the three-month periods ended March 31, 2021 and March 31, 2020, the Company did not incur any significant losses from discontinued operations.

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

The Agreement provides for up to $3.0 billion of borrowings pursuant to term loans and revolving credit facilities. The term loans mature, and the revolving credit facilities terminate in June 2024. At March 31, 2021, the Agreement includes a $300 million revolving credit facility, a $1.2 billion multicurrency revolving credit facility, and a $1.5 billion term loan A facility ($1,068 million outstanding balance at March 31, 2021, net of debt issuance costs). At March 31, 2021, the Company had unused credit of $1,194 million available under the Agreement. The weighted average interest rate on borrowings outstanding under the Agreement at March 31, 2021 was 1.59%.

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

Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Agreement. If an event of default occurs under the Agreement and the lenders cause all of the outstanding debt obligations under the Agreement to become due and payable, this would result in a default under the indentures governing the Company’s outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. As of March 31, 2021, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

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

Cash Flows

Operating activities: Cash utilized by operating activities was $56 million for the three months ended March 31, 2021, compared to $315 million utilized for the three months ended March 31, 2020. The decrease in cash utilized by operating activities in the first three months of 2021 was primarily due to a lower use of cash from working capital than in the same period in 2020. In the first quarter of both 2021 and 2020, all asbestos-related payments were stayed as a result of Paddock’s Chapter 11 filing in early January 2020. See Note 10 to the Condensed Consolidated Financial Statements for additional information on Paddock.

Working capital was a use of cash of $229 million in the first three months of 2021, compared to a use of cash of $461 million in the same period in 2020. The primary reason for the lower use of cash from working capital in the first three months of 2021 was due to lower accounts receivable and inventory levels. For the three months ended March 31,

2021 and 2020, the Company’s use of its accounts receivable factoring programs resulted in an increase of $8 million to cash from operating activities and a $110 million decrease to cash from operating activities, respectively. Excluding the impact of accounts receivable factoring, the Company’s days sales outstanding were slightly lower as of March 31, 2021 compared to March 31, 2020, which also contributed to a lower use of cash from working capital. Inventory levels also declined as the Company reduced production levels to align with lower sales demand throughout the pandemic and this resulted in approximately $59 million of a lower use of cash from working capital in the first three months of 2021 compared to the same period in the prior year. In addition, the Company experienced a $31 million increase in cash provided by other operating items for the first three months of 2021 compared to the same period in the prior year, which included the impact of higher dividends received from equity investments.

Investing activities: Cash utilized by investing activities was $31 million for the three months ended March 31, 2021, compared to $165 million utilized for the three months ended March 31, 2020. Capital spending for property, plant and equipment was $93 million during the first three months of 2021, compared to $120 million in the same period in 2020. The Company estimates that its full year 2021 capital expenditures should be approximately $375 million.

On July 31, 2020, the Company completed the sale of its ANZ businesses to Visy. Approximately 95% of proceeds were received at time of closing and the remaining balance of $58 million was received by the Company in the first quarter of 2021. The Company also received approximately $4 million from the sale of its plant in Argentina in the first quarter of 2021.

Following the Chapter 11 filing in January 2020, the activities of Paddock are now subject to review and oversight by the bankruptcy court. As a result, the Company no longer has exclusive control over Paddock’s activities during the bankruptcy proceedings. Therefore, Paddock was deconsolidated and its assets and liabilities were derecognized from the Company’s financial statements, which resulted in an investing outflow of $47 million in the Company’s first quarter of 2020 condensed consolidated cash flows. See Note 10 to the Condensed Consolidated Financial Statements for more information.

Financing activities:  Cash provided by financing activities was $288 million for the three months ended March 31, 2021, compared to $849 million of cash provided by financing activities for the three months ended March 31, 2020. The decrease in cash provided by financing activities was primarily due to lower net borrowings in the first quarter of 2021. In March 2020, the Company borrowed approximately $600 million on its $1.5 billion revolving credit facility to bolster cash-on-hand as a proactive measure to ensure financial flexibility at the onset of the COVID-19 pandemic. The Company did not borrow at the same level in the first quarter of 2021.

The Company paid $8 million in dividends in the first quarter of 2020 and did not pay any dividends in the first quarter of 2021. In response to the COVID-19 pandemic, the Company suspended its dividend after the first quarter of 2020 and has no plans to reinstate it at this time.

The Company anticipates that cash flows from its operations and from utilization of credit available under the Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations on a short-term (12 months) and long-term basis. However, as the Company cannot predict the duration or scope of the COVID-19 pandemic and its impact on its customers and suppliers, the negative financial impact to the Company’s results cannot be reasonably estimated, but could be material. The Company is actively managing the business to maintain cash flow and it has significant liquidity. The Company believes that these factors will allow it to meet its anticipated funding requirements. The Company anticipates that cash flows in 2021 will continue to benefit from the operation of the automatic stay in Paddock’s Chapter 11 filing, which stays ongoing litigation and submission of claims and defers payment in connection with asbestos-related liabilities until a plan of reorganization is confirmed and becomes effective.

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

There have been no other material changes in critical accounting estimates at March 31, 2021 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

It is possible that the Company’s future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) the risk that the proposed plan of reorganization may not be approved by the bankruptcy court or that other conditions necessary to implement the agreement in principle may not be satisfied, (2) the actions and decisions of participants in the bankruptcy proceeding, and the actions and decisions of third parties, including regulators, that may have an interest in the bankruptcy proceedings, (3) the terms and conditions of any reorganization plan that may ultimately be approved by the bankruptcy court, (4) delays in the confirmation or consummation of a plan of reorganization due to factors beyond the Company’s and Paddock’s control, (5) risks with respect to the receipt of the consents necessary to effect the reorganization, (6) risks inherent in, and potentially adverse developments related to, the bankruptcy proceeding, that could adversely affect the company and the company’s liquidity or results of operations, (7) the impact of the COVID-19 pandemic and the various governmental, industry and consumer actions related thereto, (8) the Company’s ability to obtain the benefits it anticipates from the Corporate Modernization, (9) the Company’s ability to manage its cost structure, including its success in implementing restructuring or other plans aimed at improving the Company’s operating efficiency and working capital management, achieving cost savings, and remaining well-positioned to address the Company’s legacy liabilities, (10) the Company’s ability to acquire or divest businesses, acquire and expand plants, integrate operations of acquired businesses and achieve expected benefits from acquisitions, divestitures or expansions, (11) the Company’s ability to achieve its strategic plan, (12) the Company’s ability to improve its glass melting technology, known as the MAGMA program, (13) foreign currency fluctuations relative to the U.S. dollar, (14) changes in capital availability or cost, including interest rate fluctuations and the ability of the Company to refinance debt on favorable terms, (15) the general political, economic and competitive conditions in markets and countries where the Company has operations, including uncertainties related to Brexit, economic and social conditions, disruptions in the supply chain, competitive pricing pressures, inflation or deflation, changes in tax rates and laws, natural disasters and weather, (16) the Company’s ability to generate sufficient future cash flows to ensure the Company’s goodwill is not impaired, (17) consumer preferences for alternative forms of packaging, (18) cost and availability of raw materials, labor, energy and transportation, (19) consolidation among competitors and customers, (20) unanticipated expenditures with respect to data privacy, environmental, safety and health laws, (21) unanticipated operational disruptions, including higher capital spending, (22) the Company’s ability to further develop its sales, marketing and product development capabilities, (23) the failure of the Company’s joint venture partners to meet their obligations or commit additional capital to the joint venture, (24) the ability of the Company and the third parties on which it relies for information technology system support to prevent and detect security breaches related to cybersecurity and data privacy, (25) changes in U.S. trade policies, and the other risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and any subsequently filed Annual Report on Form 10-K, Quarterly Reports on Form 10-Q or the Company’s other filings with the Securities and Exchange Commission.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk at March 31, 2021 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

As required by Rule 13a-15(d) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to material affect, the Company’s internal control over financial reporting. Although the Company has modified its workplace practices globally due to the COVID-19 pandemic, resulting in most of its administrative employees working remotely, this has not materially affected its internal control over financial reporting. The Company is continually monitoring and assessing the COVID-19 situation on its internal controls to minimize the impact on their design and operating effectiveness.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

SEC regulations require the Company to disclose certain information about environmental proceedings if the Company reasonably believes that such proceedings may result in monetary sanctions above a stated threshold. The Company uses a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required.  No such environmental proceedings were pending or contemplated as of March 31, 2021.

For further information on legal proceedings, see Note 10 to the Condensed Consolidated Financial Statements, “Contingencies,” that is included in Part I of this Quarterly Report and incorporated herein by reference.

Item 1A. Risk Factors.

Other than below, there have been no material changes in risk factors at March 31, 2021 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The resolution of asbestos claims pursuant to Paddock’s recently announced agreement-in-principle is subject to a number of risks and uncertainties that may prevent or delay implementation of the resolution of these claims on the terms set forth in such agreement-in-principle.

On April 26, 2021, the Company announced that its subsidiary, Paddock Enterprises LLC (“Paddock”) reached an agreement in principle to accept the terms of a mediator’s proposal regarding a consensual plan of reorganization under the Bankruptcy Code. The agreement in principle provides for total consideration of $610 million to fund a trust on the effective date of a plan of reorganization, subject to definitive documentation and satisfaction of certain conditions. The agreement in principle was reached with both the Future Claimants’ Representative and the Asbestos Claimants’ Committee, who agreed to support a plan of reorganization for Paddock that incorporates the settlement (the “Plan”). The Plan will require the approval by at least 75% of asbestos claimants voting on the Plan and be subject to approval by the Bankruptcy Court and the District Court. If approved and consummated, the Plan would permanently resolve all current and future asbestos claims against Paddock, and would protect all of O-I Glass and its subsidiaries from those claims, under Section 524(g) of the U.S. Bankruptcy Code.

The confirmation and consummation of the Plan, and accordingly the final resolution of asbestos claims against Paddock in accordance with the Plan, are subject to a number of risks and uncertainties, which could have the effect of delaying or preventing the confirmation and consummation of the Plan, increasing the Company’s costs in connection with effecting the settlement and the consummation of the Plan or reducing the benefit related to the consummation of the Plan. In light of these risks and uncertainties, the Company cannot provide assurance that the Plan, as contemplated by the agreement in principle, will be consummated on the time schedule that the Company anticipates or at all, or if consummated that the Company will recognize all benefits from the consummation of the Plan that the Company anticipates. These risks and uncertainties include:

●	the risk that the parties to the settlement are unable to agree upon the final plan documents, including the Plan, to effectuate the settlement;
●	the risk that the Plan is not approved by a favorable vote of 75% of the holders of asbestos claims voting on the Plan;
●	the risk that the Plan is not approved by the Bankruptcy Court or the District Court and that orders so approving the Plan and issuing the protective injunctions do not become final; and
●	risks and uncertainties if any interested parties object to the Plan or appeal any order issued by the Bankruptcy Court or District Court approving the Plan, which objections and appeals, even if favorably resolved, may delay the consummation of the Plan and increase the Company’s costs in connection with the agreement-in-principle and related proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not purchase any shares of its common stock for the three months ended March 31, 2021. In February 2021, the Company’s Board of Directors authorized a $150 million anti-dilutive share repurchase program for the Company’s common stock that the Company intends to use to offset stock-based compensation provided to the Company’s directors, officers and employees. This authorization supersedes and replaces any prior repurchase authorizations.

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

Exhibit 101

Financial statements from the Quarterly Report on Form 10-Q of O-I Glass, Inc. for the quarter ended March 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data file (formatted as iXBRL and contained in Exhibit 101).
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

O-I GLASS, INC.

Date	April 30, 2021	By	/s/ John A. Haudrich
John A. Haudrich
Senior Vice President and Chief Financial Officer