Form 10-Q
period 2021-06-30
O-I Glass, Inc. /DE/
filed 2021-08-04
CIK 812074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒ The number of shares of common stock, par value $.01, of O-I Glass, Inc. outstanding as of June 30, 2021 was 157,284,377.

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

O-I GLASS, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales	$1,660	$1,418	$3,161	$2,979
Cost of goods sold	(1,354)	(1,255)	(2,609)	(2,548)

Gross profit	306	163	552	431

Selling and administrative expense	(116)	(97)	(218)	(213)
Research, development and engineering expense	(19)	(13)	(37)	(29)
Interest expense, net	(52)	(98)	(103)	(151)
Equity earnings	22	13	40	28
Other income (expense), net	57	(87)	(101)	(104)

Earnings (loss) before income taxes	198	(119)	133	(38)
Benefit (provision) for income taxes	(75)	18	(100)	(8)

Net earnings (loss)	123	(101)	33	(46)
Net earnings attributable to non-controlling interests	(5)		(12)	(5)
Net earnings (loss) attributable to the Company	$118	$(101)	$21	$(51)

Basic earnings per share:
Net earnings (loss) attributable to the Company	$0.75	$(0.64)	$0.13	$(0.32)
Weighted average shares outstanding (thousands)	157,902	156,790	157,737	156,435

Diluted earnings per share:
Net earnings (loss) attributable to the Company	$0.73	$(0.64)	$0.13	$(0.32)
Weighted average diluted shares outstanding (thousands)	160,791	156,790	160,459	156,435

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net earnings (loss)	$123	$(101)	$33	$(46)
Other comprehensive income (loss):
Foreign currency translation adjustments	115	54	28	(519)
Pension and other postretirement benefit adjustments, net of tax	17	19	37	50
Change in fair value of derivative instruments, net of tax		(13)	13	(7)
Other comprehensive income (loss)	132	60	78	(476)
Total comprehensive income (loss)	255	(41)	111	(522)
Comprehensive loss attributable to non-controlling interests	3	2	2	6
Comprehensive income (loss) attributable to the Company	$258	$(39)	$113	$(516)

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	June 30,	December 31,	June 30,
	2021	2020	2020
Assets
Current assets:
Cash and cash equivalents	$531	$563	$1,067
Trade receivables, net of allowance of $32 million, $33 million, and $30 million at June 30, 2021, December 31, 2020 and June 30, 2020	855	623	696
Inventories	796	841	1,004
Prepaid expenses and other current assets	217	270	245
Total current assets	2,399	2,297	3,012

Property, plant and equipment, net	2,842	2,907	2,976
Goodwill	1,932	1,951	1,806
Intangibles, net	309	325	314
Other assets	1,392	1,402	1,471
Total assets	$8,874	$8,882	$9,579

Liabilities and Share owners’ equity
Current liabilities:
Accounts payable	$1,038	$1,126	$916
Short-term loans and long-term debt due within one year	85	197	404
Other liabilities	564	575	566
Total current liabilities	1,687	1,898	1,886

Long-term debt	4,977	4,945	6,103
Paddock support agreement liability	625	471	471
Other long-term liabilities	1,083	1,167	1,077
Share owners' equity	502	401	42
Total liabilities and share owners’ equity	$8,874	$8,882	$9,579

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net earnings (loss)	$33	$(46)
Non-cash charges
Depreciation and amortization	232	247
Pension expense	16	20
Charge related to Paddock support agreement liability	154
Brazil indirect tax credit	(69)
Restructuring, asset impairment and related charges	8	67
Pension settlement charges		8
Cash payments
Pension contributions	(24)	(21)
Cash paid for restructuring activities	(10)	(22)
Change in components of working capital	(229)	(415)
Other, net (a)	32	28
Cash provided by (utilized in) operating activities	143	(134)
Cash flows from investing activities:
Cash payments for property, plant and equipment	(175)	(189)
Cash proceeds on disposal of other businesses and misc. assets	8	2
Cash proceeds on sale of ANZ businesses, net of transaction costs	58
Deconsolidation of Paddock		(47)
Other		1
Cash utilized in investing activities	(109)	(233)
Cash flows from financing activities:
Changes in borrowings, net	(26)	922
Payment of finance fees		(45)
Shares repurchased	(20)
Dividends paid		(8)
Net cash proceeds (payments) for hedging activity	(10)	42
Distributions to non-controlling interests	(10)	(4)
Other, net	(2)	(3)
Cash provided by (utilized in) financing activities	(68)	904
Effect of exchange rate fluctuations on cash	2	(21)
Change in cash	(32)	516
Cash at beginning of period	563	551
Cash at end of period	$531	$1,067
(a)	Other, net includes other non-cash charges plus other changes in non-current assets and liabilities.

See accompanying notes.

O-I GLASS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tabular data dollars in millions, except per share amounts

1. Segment Information

Historically, the Company had three reportable segments and three operating segments based on its geographic locations: the Americas, Europe and Asia Pacific. These three segments are aligned with the Company’s internal approach to managing, reporting, and evaluating performance of its global glass operations. On July 31, 2020, the Company completed the sale of its Australia and New Zealand (“ANZ”) businesses, which comprised the majority of its businesses in the Asia Pacific region (approximately 85% of net sales in that region for the full year 2019), to Visy Industries Holdings Pty Ltd. (“Visy”).  After the sale of the ANZ businesses, the remaining businesses in the Asia Pacific region do not meet the criteria of an individually reportable segment. For the three and six months ended June 30, 2020, the results of the Asia Pacific segment have been recast to reflect only the results of its ANZ businesses. For all historical periods discussed in this report, the sales and operating results of the other businesses that historically comprised the Asia Pacific segment, and that have been retained by the Company, have been reclassified to Other sales and Retained corporate costs and other, respectively. For asset reporting purposes, only the assets related to the ANZ businesses have been reported in the Asia Pacific segment, while the other businesses that historically comprised this segment and that have been retained by the Company have been reclassified to the Other assets line for all periods presented.

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

Financial information for the three and six months ended June 30, 2021 and 2020 regarding the Company’s reportable segments is as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net sales:
Americas	$890	$724	$1,727	$1,555
Europe	745	555	1,384	1,132
Asia Pacific		106		229
Reportable segment totals	1,635	1,385	3,111	2,916
Other	25	33	50	63
Net sales	$1,660	$1,418	$3,161	$2,979

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Segment operating profit:
Americas	$124	$52	$224	$155
Europe	108	42	183	103
Asia Pacific		5		17
Reportable segment totals	232	99	407	275
Items excluded from segment operating profit:
Retained corporate costs and other	(42)	(37)	(77)	(65)
Brazil indirect tax credit	69		69
Restructuring, asset impairment and other charges	(9)	(71)	(9)	(71)
Charge related to Paddock support agreement liability			(154)
Charge for deconsolidation of Paddock				(14)
Pension settlement charges		(8)		(8)
Strategic transaction costs		(4)		(4)
Interest expense, net	(52)	(98)	(103)	(151)
Earnings (loss) before income taxes	$198	$(119)	$133	$(38)

Financial information regarding the Company’s total assets is as follows:

	June 30,	December 31,	June 30,
	2021	2020	2020
Total assets:
Americas	$4,972	$4,927	$4,707
Europe	3,502	3,507	3,315
Asia Pacific			639

Reportable segment totals	8,474	8,434	8,661
Other	400	448	918
Consolidated totals	$8,874	$8,882	$9,579

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

For the three- and six-month periods ended June 30, 2021 and June 30, 2020, the Company had no material bad debt expense, and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Condensed Consolidated Balance Sheet.

Consistent with the disclosures in Note 1 related to the ANZ sale, Asia Pacific revenue for the three- and six-month periods ended June 30, 2020, has been recast to reflect only the revenue of the ANZ businesses. The other businesses that comprised the Asia Pacific segment and that have been retained by the Company have been reclassified to the Other sales line.

The following tables for the three months ended June 30, 2021 and 2020 disaggregate the Company’s revenue by customer end use:

	Three months ended June 30, 2021
	Americas	Europe	Asia Pacific	Total

Alcoholic beverages (beer, wine, spirits)	$546	$564	$	$1,110
Food and other	204	123		327
Non-alcoholic beverages	140	58		198
Reportable segment totals	$890	$745	$—	$1,635
Other				25
Net sales				$1,660

	Three months ended June 30, 2020
	Americas	Europe	Asia Pacific	Total

Alcoholic beverages (beer, wine, spirits)	$427	$395	$81	$903
Food and other	198	117	17	332
Non-alcoholic beverages	99	43	8	150
Reportable segment totals	$724	$555	$106	$1,385
Other				33
Net sales				$1,418

The following tables for the six months ended June 30, 2021 and 2020 disaggregate the Company’s revenue by customer end use:

	Six months ended June 30, 2021
	Americas	Europe	Asia Pacific	Total

Alcoholic beverages (beer, wine, spirits)	$1,049	$1,040	$	$2,089
Food and other	413	242		655
Non-alcoholic beverages	265	102		367
Reportable segment totals	$1,727	$1,384	$—	$3,111
Other				50
Net sales				$3,161

	Six months ended June 30, 2020
	Americas	Europe	Asia Pacific	Total

Alcoholic beverages (beer, wine, spirits)	$935	$806	$177	$1,918
Food and other	387	223	31	641
Non-alcoholic beverages	233	103	21	357
Reportable segment totals	$1,555	$1,132	$229	$2,916
Other				63
Net sales				$2,979

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

At June 30, 2021 and June 30, 2020, the Company reported $855 million and $696 million of accounts receivable, respectively, net of allowances of $32 million and $30 million, respectively. Changes in the allowance were not material for the three and six months ended June 30, 2021 and June 30, 2020.

4. Inventories

Major classes of inventory at June 30, 2021, December 31, 2020 and June 30, 2020 are as follows:

	June 30,	December 31,	June 30,
	2021	2020	2020
Finished goods	$636	$675	$833
Raw materials	122	129	129
Operating supplies	38	37	42
	$796	$841	$1,004

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

An unrecognized gain of $9 million at June 30, 2021, an unrecognized gain of $9 million at December 31, 2020 and an unrecognized loss of $10 million at June 30, 2020, related to these cross-currency swaps, were included in Accumulated OCI, and will be reclassified into earnings within the next 12 months.

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

An unrecognized loss of less than $1 million at June 30, 2021, an unrecognized loss of less than $1 million at December 31, 2020 and an unrecognized loss of less than $1 million at June 30, 2020 related to these interest rate swaps were included in Accumulated OCI and will be reclassified into earnings within the next 12 months.

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

Balance Sheet Classification

The following table shows the amount and classification (as noted above) of the Company’s derivatives at June 30, 2021, December 31, 2020 and June 30, 2020:

	Fair Value of			Fair Value of
	Hedge Assets			Hedge Liabilities
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
	2021	2020	2020	2021	2020	2020
Derivatives designated as hedging instruments:
Interest rate swaps - fair value hedges (a)	11	17	14	1
Cash flow hedges of foreign exchange risk (b)	6	6	18	75	115	55
Interest rate swaps - cash flow hedges (c)
Net investment hedges (d)	2	1	4	40	52	8
Total derivatives accounted for as hedges	$19	$24	$36	$116	$167	$63
Derivatives not designated as hedges:
Foreign exchange derivative contracts (e)	1	1	5	2	3	5
Total derivatives	$20	$25	$41	$118	$170	$68

Current	$13	$13	$20	$3	$15	$13
Noncurrent	7	12	21	115	155	55
Total derivatives	$20	$25	$41	$118	$170	$68

(a) The notional amounts of the interest rate swaps designated as fair value hedges were €725 million at June 30, 2021, December 31, 2020 and June 30, 2020. The maximum maturity dates were in 2024 for all three periods.

(b) The notional amounts of the cash flow hedges of foreign exchange risk were $878 million at June 30, 2021, $978 million at December 31, 2020 and $1.424 billion at June 30, 2020. The maximum maturity dates were in 2023 for all three periods.

(c) The notional amounts of the interest rate swaps designated as cash flow hedges were $0 at June 30, 2021, $0 at December 31, 2020 and $105 million at June 30, 2020. Maximum maturity dates were in 2020 for June 30, 2020.

(d) The notional amounts of the net investment hedges were €311 million at June 30, 2021, €311 million at December 31, 2020 and €471 million at June 30, 2020. The maximum maturity dates were in 2027 for June 30, 2021 and December 31, 2020 and in 2020 for June 30, 2020.

(e) The notional amounts of the foreign exchange derivative contracts were $305 million, $247 million and $279 million at June 30, 2021, December 31, 2020 and June 30, 2020, respectively. The maximum maturity dates were in 2021 for all three periods.

	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
	Three months ended June 30,		Three months ended June 30,
Derivatives designated as hedging instruments:	2021	2020	2021	2020
Cash Flow Hedges
Cash flow hedges of foreign exchange risk (a)	$(16)	$(56)	$(16)	$(51)
Cash flow hedges of interest rate risk (b)				(1)
Net Investment Hedges
Net Investment Hedges (b)	(1)	(8)		2
	$(17)	$(64)	$(16)	$(50)

	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
	Six months ended June 30,		Six months ended June 30,
Derivatives designated as hedging instruments:	2021	2020	2021	2020
Cash Flow Hedges
Cash flow hedges of foreign exchange risk (a)	32	10	33	9
Cash flow hedges of interest rate risk (b)				(1)
Net Investment Hedges
Net Investment Hedges (b)	14	(3)	1	3
	$46	$7	$34	$11

	Amount of Gain (Loss) Recognized in Other income (expense), net		Amount of Gain (Loss) Recognized in Other income (expense), net
	Three months ended June 30,		Six months ended June 30,
Derivatives not designated as hedges:	2021	2020	2021	2020
Foreign exchange derivative contracts	$(3)	$(2)	5	$10

(1) Gains and losses reclassified from accumulated OCI and recognized in income are recorded to (a) other income (expense), net or (b) interest expense, net.

6. Restructuring Accruals

Selected information related to the restructuring accruals for the three months ended June 30, 2021 and 2020 is as follows:

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at April 1, 2021	$35	$—	$8	$43
Charges	2		6	8
Net cash paid, principally severance and related benefits	(5)		(2)	(7)
Other, including foreign exchange translation				—
Balance at June 30, 2021	$32	$—	$12	$44

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at April 1, 2020	$22	$—	$12	$34
Charges	21	40	6	67
Write-down of assets to net realizable value		(40)		(40)
Net cash paid, principally severance and related benefits	(13)		(1)	(14)
Balance at June 30, 2020	$30	$—	$17	$47

Selected information related to the restructuring accruals for the six months ended June 30, 2021 and 2020 is as follows:

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at January 1, 2021	$38	$—	$7	$45
Charges	2		6	8
Net cash paid, principally severance and related benefits	(8)		(2)	(10)
Other, including foreign exchange translation			1	1
Balance at June 30, 2021	$32	$—	$12	$44

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at January 1, 2020	$32	$	$13	$45
Charges	21	40	6	67
Write-down of assets to net realizable value		(40)		(40)
Net cash paid, principally severance and related benefits	(21)		(1)	(22)
Other, including foreign exchange translation	(2)		(1)	(3)
Balance at June 30, 2020	$30	$—	$17	$47

When a decision is made to take restructuring actions, the Company manages and accounts for them programmatically apart from the on-going operations of the business. Information related to major programs is presented separately, while minor initiatives are presented on a combined basis. As of June 30, 2021 and 2020, no major restructuring programs were in effect.

For the three and six months ended June 30, 2021, the Company implemented several discrete restructuring initiatives and recorded restructuring and other charges of $8 million.  These charges consisted of employee costs, such as severance and benefit-related costs and other exit costs at a number of the Company’s businesses in the Americas and Europe.  These restructuring charges were discrete actions and are expected to approximate the total cumulative costs for those actions as no significant additional costs are expected to be incurred. For the three and six months ended June 30, 2021, these charges were recorded to Other income (expense), net on the Condensed Consolidated Results of Operations. The Company expects that the majority of the remaining cash expenditures related to the accrued employee and other exit costs will be paid out over the next several years.

For the three and six months ended June 30, 2020, the Company implemented several discrete restructuring initiatives and recorded restructuring, asset impairment and other charges of $67 million.  These charges consisted of employee costs, such as severance and benefit-related costs, write-down of assets and other exit costs primarily related to a plant closure in the Americas and to a reduction-in-force program as part of its selling, general and administrative expense reduction initiative to help simplify the organization and improve decision making and execution.  These restructuring charges were discrete actions and are expected to approximate the total cumulative costs for those actions as no significant additional costs are expected to be incurred. For the three and six months ended June 30, 2020, these charges were recorded to Other income (expense), net on the Condensed Consolidated Results of Operations. The Company expects that the majority of the remaining cash expenditures related to the accrued employee and other exit costs will be paid out over the next several years.

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

7. Pension Benefit Plans

The components of the net periodic pension cost for the three months ended June 30, 2021 and 2020 are as follows:

	U.S.		Non-U.S.
	2021	2020	2021	2020
Service cost	$3	$3	$3	$4
Interest cost	10	13	5	6
Expected asset return	(21)	(20)	(11)	(12)
Amortization of actuarial loss	16	14	3	3
Net periodic pension cost	$8	$10	$—	$1

The components of the net periodic pension cost for the six months ended June 30, 2021 and 2020 are as follows:

	U.S.		Non-U.S.
	2021	2020	2021	2020
Service cost	$6	$6	$6	$7
Interest cost	20	25	10	13
Expected asset return	(42)	(41)	(23)	(24)
Amortization of actuarial loss	32	28	7	6
Net periodic pension cost	$16	$18	$—	$2

The components of pension expense, other than the service cost component, are included in Other income (expense), net on the Condensed Consolidated Results of Operations.

In addition to the above, the Company settled a portion of its pension obligations in Canada and recorded pension settlement charges of $8 million in both the three and six months ended June 30, 2020.

8. Income Taxes

The Company calculates its interim tax provision using the estimated annual effective tax rate (“EAETR”) methodology in accordance with ASC 740-270. The EAETR is applied to the year-to-date ordinary income, exclusive of discrete items. The tax effects of discrete items are then included to arrive at the total reported interim tax provision. The determination of the EAETR is based upon a number of estimates, including the estimated annual pretax ordinary income or loss in each tax jurisdiction in which the Company operates. The tax effects of discrete items are recognized in the tax provision in the quarter they occur, in accordance with GAAP. Depending on various factors, such as the item’s significance in relation to total income and the rate of tax applicable in the jurisdiction to which it relates, discrete items in any quarter can materially impact the reported effective tax rate. The Company’s annual effective tax rate may be affected by the mix of earnings in the U.S. and foreign jurisdictions, and factors such as changes in tax laws, tax rates or regulations, changes in business, changing interpretation of existing tax laws or regulations, the finalization of tax audits and reviews, as well as other factors. As such, there can be significant volatility in interim tax provisions. The annual effective tax rate differs from the statutory U.S. Federal tax rate of 21% primarily because of varying non-U.S. tax rates and the impact of the U.S. valuation allowance.

The Company is currently under examination in various tax jurisdictions, including Brazil, Canada, Colombia, France, Germany, Indonesia, Italy, Mexico and Peru. The years under examination range from 2004 through 2019. The Company has received tax assessments in excess of established reserves. The Company is contesting these tax assessments, and will continue to do so, including pursuing all available remedies, such as appeals and litigation, if necessary. The Company believes that adequate provisions for all income tax uncertainties have been made. However, if tax assessments are settled against the Company at amounts in excess of established reserves, it could have a material impact on the Company’s results of operations, financial position or cash flows.

9. Debt

The following table summarizes the long-term debt of the Company:

	June 30,	December 31,	June 30,
	2021	2020	2020
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$83	$—	$823
Term Loans:
Term Loan A	1,068	1,067	1,477
Other secured debt		99	225
Senior Notes:
5.00%, due 2022			81
4.00%, due 2023	308	307	307
5.875%, due 2023	693	692	690
3.125%, due 2024 (€725 million)	878	914	835
6.375%, due 2025	297	296	296
5.375%, due 2025	298	298	297
2.875%, due 2025 (€500 million)	589	607	554
6.625%, due 2027	692	692	691
Finance leases	105	108	88
Other	6	7	12
Total long-term debt	5,017	5,087	6,376
Less amounts due within one year	40	142	273
Long-term debt	$4,977	$4,945	$6,103

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

The Agreement provides for up to $3.0 billion of borrowings pursuant to term loans and revolving credit facilities. The term loans mature, and the revolving credit facilities terminate, in June 2024. At June 30, 2021, the Agreement includes a $300 million revolving credit facility, a $1.2 billion multicurrency revolving credit facility, and a $1.5 billion term loan A facility ($1,068 million outstanding balance at June 30, 2021, net of debt issuance costs). At June 30, 2021, the Company had unused credit of $1,406 million available under the Agreement. The weighted average interest rate on borrowings outstanding under the Agreement at June 30, 2021 was 1.60%.

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

Failure to comply with these covenants and other customary restrictions could result in an event of default under the Agreement. In such an event, the Company could not request borrowings under the revolving facilities, and all amounts outstanding under the Agreement, together with accrued interest, could then be declared immediately due and payable. Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Agreement. If an event of default occurs under the Agreement and the lenders cause all of the outstanding debt obligations under the Agreement to become due and payable, this would result in a default under the indentures governing the Company’s outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. As of June 30, 2021, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

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

The carrying amounts reported for certain long-term debt obligations subject to frequently redetermined interest rates approximate fair value. Fair values for the Company’s significant fixed rate debt obligations are based on published market quotations, and are classified as Level 1 in the fair value hierarchy. Fair values at June 30, 2021 of the Company’s significant fixed rate debt obligations are as follows:

	Principal	Indicated Market
	Amount	Price Per $	Fair Value
Senior Notes:
5.875%, due 2023	$700	$107.86	$755
4.00%, due 2023	310	103.22	320
3.125%, due 2024 (€725 million)	863	103.78	896
6.375%, due 2025	300	111.60	335
5.375%, due 2025	300	106.80	320
2.875%, due 2025 (€500 million)	595	101.60	605
6.625%, due 2027	700	109.09	764

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

On January 6, 2020 (the “Petition Date”), Paddock voluntarily filed for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to equitably and finally resolve all of its current and future asbestos-related claims. O-I Glass and O-I Group were not included in the Chapter 11 filing. As a result of the initiation of the Chapter 11 proceeding, Paddock continues to operate in the ordinary course and with court protection from Asbestos Claims by operation of the automatic stay in Paddock’s Chapter 11 filing, which stays ongoing litigation and submission of claims against Paddock outside the Bankruptcy Court as of the Petition Date and defers the payment of Paddock’s outstanding obligations on account of settled or otherwise determined lawsuits and claims. The bankruptcy process is expected to provide a centralized forum to resolve presently pending and anticipated future lawsuits and claims associated with asbestos. Paddock’s ultimate goal in its Chapter 11 case is to confirm a plan of reorganization under section 524(g) of the Bankruptcy Code and utilize this specialized provision to establish a trust that will address all current and future asbestos-related claims and that, in exchange for funding of the trust by the Company and/or its subsidiaries, will provide permanent injunctive relief, protecting the Company, each of its current and former affiliates and certain other related parties (the “Company Protected Parties”) from any Asbestos Claims based on products manufactured, sold, used, and/or distributed by Owens-Illinois, Inc.

Following the Petition Date, the activities of Paddock became subject to review and oversight by the bankruptcy court. As a result, the Company no longer has exclusive control over Paddock’s activities during the Chapter 11 proceedings. Therefore, Paddock was deconsolidated as of the Petition Date, and its assets and liabilities, which primarily included $47 million of cash, the legacy asbestos-related liabilities, as well as certain other assets and liabilities as of the Petition Date, were derecognized from the Company’s consolidated financial statements on a prospective basis. Simultaneously, the Company recognized a liability related to the Paddock support agreement, as described above, of $471 million as required under applicable accounting standards. The deconsolidation and Paddock support agreement resulted in a loss of approximately $14 million, which was reflected as a charge in the Company’s first quarter 2020 operating results. Additionally, the deconsolidation resulted in an investing outflow of $47 million in the Company’s first quarter 2020 consolidated cash flows.

On February 23, 2021, Paddock and O-I Glass commenced a court-approved mediation process regarding the terms of a potential consensual plan of reorganization pursuant to section 524(g) of the Bankruptcy Code with the Official Committee of Asbestos Personal Injury Claimants (the “ACC” or “Asbestos Claimants’ Committee”) appointed in the Paddock Chapter 11 case as the representative of current Paddock asbestos claimants, and the Legal Representative of Future Asbestos Claimants (the “FCR” or “Future Claimants’ Representative”) appointed in the Paddock Chapter 11 case as the representative of future Paddock asbestos claimants. On April 26, 2021, the Company announced that Paddock, the ACC and the FCR reached an agreement in principle, supported by O-I Glass, by accepting a proposal from the mediators setting forth total consideration to fund a trust created under section 524(g) of the Bankruptcy Code upon the effective date of a consensual plan of reorganization for Paddock.

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

The agreement in principle is subject to, among other things, the negotiation and filing of a Chapter 11 plan of reorganization for Paddock incorporating the terms of such agreement (the “Plan”), acceptance of the Plan by at least 75% of Paddock’s current asbestos claimants voting on such Plan, and confirmation of the Plan by the Bankruptcy Court and approval of the injunction in favor of Paddock and the Company Protected Parties by the United States District Court for the District of Delaware (“District Court”). On the effective date of the Plan, the Settlement Consideration will be provided and Asbestos Claims against Paddock and the Company Protected Parties will be permanently enjoined.

In connection with the agreement in principle, the Company has recorded a charge of $154 million related to its potential liability under the Paddock support agreement as a recognizable subsequent event in the Company’s consolidated results of operations for the quarter ended March 31, 2021, primarily related to an increase to Paddock’s asbestos reserve estimate in consideration for the channeling injunction to be included in the Plan protecting Company Protected Parties from Asbestos Claims, as well as certain other adjustments to Paddock’s assets and liabilities, including estimated professional fees and expenses to be incurred in confirming and implementing the Plan. This charge was recorded to Other income (expense), net on the Condensed Consolidated Results of Operations.

Several risks and uncertainties remain related to Paddock’s Chapter 11 case that could have a material adverse effect on the Company’s business, consolidated financial condition, results of operations and cash flows, including the total costs of the Chapter 11 proceeding, and the length of time necessary to confirm a Plan, and the possibility that Paddock will be unsuccessful in confirming such Plan or that such Plan does not ultimately become effective. The Paddock support agreement liability of $625 million recorded on the Company’s June 30, 2021 Condensed Consolidated Balance Sheet as required under applicable accounting standards is the Company’s best estimate based on the facts and circumstances that exist at the Form 10-Q filing date. These risk factors are discussed further in Part II, Item 1A–“Risk Factors.”

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

The lack of uniform rules in lawsuit pleading practice, technical pleading requirements in some jurisdictions, local rules, and other factors caused considerable variation in the specific amounts of monetary damages asserted in lawsuits brought prior to the Petition Date. In the Company’s experience, the monetary relief alleged in a lawsuit bore little relationship to an Asbestos Claim’s merits or its disposition value. Rather, several variables, including, but not limited to, the type and severity of the asbestos disease, medical history, and exposure to other disease-causing agents; the product identification evidence against the Company and other co-defendants; the defenses available to the Company and other co-defendants; the specific jurisdiction in which the claim was made; the applicable law; and the law firm representing the claimant, affected the value.

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

Other Matters

In February 2021, severe weather conditions swept across the southern United States, curtailing access to natural gas and electricity for several of the Company’s facilities.  While the situation was most acute in Texas, access to natural gas in Mexico was also significantly impacted as Texas supplies natural gas to the country. The Company was notified by energy providers in both the United States and Mexico that it may be assessed surcharges for usage or excess usage of electricity and natural gas during that period.  Although most of these surcharges had not yet been formally assessed as of the first quarter of 2021, the Company believed that these costs were probable and reasonably estimable and therefore had accrued approximately $20 million as of March 31, 2021, which was based on the best information available at that time.

In the second quarter of 2021, the Company paid approximately $2 million of the energy surcharges to certain providers and the Company was notified by certain providers that approximately $5 million of the potential surcharges would not be assessed and therefore the related accruals were reversed to earnings. At June 30, 2021, the Company had approximately $13 million accrued for this matter. The Company believes that it is reasonably possible that it could incur losses for this matter that materially differ from the $13 million accrued as of June 30, 2021, including amounts in excess of the amount currently recognized. However, given the lack of information available from regulators, suppliers and state and federal authorities, the Company is unable to make an estimate of the possible loss or range of losses at this time.

In the second quarter of 2021, the Company recorded a $69 million gain based on a favorable court ruling in Brazil, which will allow the Company to recover indirect taxes paid in previous years.  This gain was recorded to Other income (expense), net on the Condensed Consolidated Results of Operations, as well as $28 million of income tax expense that was recognized as a discrete item in the second quarter of 2021.

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

11. Share Owners’ Equity

The activity in share owners’ equity for the three months ended June 30, 2021 and 2020 is as follows:

	Share Owners’ Equity of the Company
					Accumulated
		Capital in		Retained	Other	Non-	Total Share
	Common	Excess of	Treasury	Earnings	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	(Loss)	Loss	Interests	Equity
Balance on April 1, 2021	$2	$3,131	(712)	$55	$(2,320)	$106	$262
Issuance of common stock (0.05 million shares)		1					1
Reissuance of common stock (0.1 million shares)		(1)	3				2
Shares repurchased (1.0 million shares)		(20)					(20)
Stock compensation (0.3 million shares)		4					4
Net earnings				118		5	123
Other comprehensive income (loss)					140	(8)	132
Other		(2)					(2)
Balance on June 30, 2021	$2	$3,113	$(709)	$173	$(2,180)	$103	$502

	Share Owners’ Equity of the Company
					Accumulated
		Capital in		Retained	Other	Non-	Total Share
	Common	Excess of	Treasury	Earnings	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	(Loss)	Loss	Interests	Equity
Balance on April 1, 2020	$2	$3,128	$(730)	$(47)	$(2,370)	$93	$76
Reissuance of common stock (0.3 million shares)		(4)	7				3
Stock compensation (0.1 million shares)		4					4
Net earnings (loss)				(101)			(101)
Other comprehensive Income (loss)					62	(2)	60
Balance on June 30, 2020	$2	$3,128	$(723)	$(148)	$(2,308)	$91	$42

The activity in share owners’ equity for the six months ended June 30, 2021 and 2020 is as follows:

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings (Loss)	Loss	Interests	Equity
Balance on January 1, 2021	$2	$3,129	$(714)	$152	$(2,272)	$104	$401
Issuance of common stock (0.05 million shares)		1					1
Reissuance of common stock (0.3 million shares)		(3)	7				4
Shares repurchased (1.0 million shares)		(20)					(20)
Stock compensation (0.6 million shares)		8					8
Net earnings				21		12	33
Other comprehensive income (loss)					92	(14)	78
Other		(2)	(2)			1	(3)
Balance on June 30, 2021	$2	$3,113	$(709)	$173	$(2,180)	$103	$502

	Share Owners’ Equity of the Company
					Accumulated
		Capital in		Retained	Other	Non-	Total Share
	Common	Excess of	Treasury	Earnings	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	(Loss)	Loss	Interests	Equity
Balance on January 1, 2020	$2	$3,130	$(733)	$(89)	$(1,843)	$97	$564
Reissuance of common stock (0.5 million shares)		(7)	12				5
Stock compensation (0.8 million shares)		5					5
Net earnings (loss)				(51)		5	(46)
Other comprehensive income (loss)					(465)	(11)	(476)
Dividends declared				(8)			(8)
Other			(2)				(2)
Balance on June 30, 2020	$2	$3,128	$(723)	$(148)	$(2,308)	$91	$42

During the three months ended June 30, 2021, the Company purchased 1,047,316 shares of its common stock for approximately $20 million. The stock purchases were pursuant to a $150 million anti-dilutive share repurchase program authorized by the Company’s Board of Directors that is intended to offset stock based compensation provided to the Company’s directors, officers, and employees. Approximately $130 million remained available for purchases under this program as of June 30, 2021.

The Company has 250,000,000 shares of common stock authorized with a par value of $.01 per share. Shares outstanding are as follows:

	Shares Outstanding (in thousands)
	June 30,	December 31,	June 30,
	2021	2020	2020

Shares of common stock issued (including treasury shares)	189,029	189,305	189,294

Treasury shares	31,745	31,911	32,338

12. Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three months ended June 30, 2021 and 2020 is as follows:

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on April 1, 2021	$(1,310)	$(47)		$(963)		$(2,320)
Change before reclassifications	123	(17)		(2)		104
Amounts reclassified from accumulated other comprehensive loss		16	(a)	19	(b)	35
Translation effect		1				1
Tax effect						—
Other comprehensive income (loss) attributable to the Company	123	—		17		140
Balance on June 30, 2021	$(1,187)	$(47)		$(946)		$(2,180)

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on April 1, 2020	$(1,377)	$(8)		$(985)		$(2,370)
Change before reclassifications	56	35		7		98
Amounts reclassified from accumulated other comprehensive loss		(50)	(a)	17	(b)	(33)
Translation effect		1		(3)		(2)
Tax effect		1		(2)		(1)
Other comprehensive income (loss) attributable to the Company	56	(13)		19		62
Balance on June 30, 2020	$(1,321)	$(21)		$(966)		$(2,308)
(a)	Amount is recorded to Other income (expense), net and interest expense, net on the Condensed Consolidated Results of Operations (see Note 5 for additional information).
(b)	Amount is included in the computation of net periodic pension cost (see Note 7 for additional information) and net post-retirement benefit cost.

The activity in accumulated other comprehensive loss for the six months ended June 30, 2021 and 2020 is as follows:

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2021	$(1,229)	$(60)		$(983)		$(2,272)
Change before reclassifications	42	46		(2)		86
Amounts reclassified from accumulated other comprehensive income (loss)		(34)	(a)	39	(b)	5
Translation effect		1				1
Tax effect						—
Other comprehensive income (loss) attributable to the Company	42	13		37		92
Balance on June 30, 2021	$(1,187)	$(47)		$(946)		$(2,180)

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2020	$(813)	$(14)		$(1,016)		$(1,843)
Change before reclassifications	(508)	(17)		5		(520)
Amounts reclassified from accumulated other comprehensive income (loss)		11	(a)	34	(b)	45
Translation effect				13		13
Tax effect		(1)		(2)		(3)
Other comprehensive income (loss) attributable to the Company	(508)	(7)		50		(465)
Balance on June 30, 2020	$(1,321)	$(21)		$(966)		$(2,308)
(a)	Amount is recorded to Other income (expense), net and interest expense, net on the Condensed Consolidated Results of Operations (see Note 5 for additional information).
(b)	Amount is included in the computation of net periodic pension cost (see Note 7 for additional information) and net post-retirement benefit cost.

13. Other Income (Expense), Net

Other income (expense), net for the three and six months ended June 30, 2021 and 2020 included the following:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Restructuring, asset impairment and other charges	$(9)	$(71)	$(9)	$(71)
Brazil indirect tax credit	69		69
Pension settlement charges		(8)		(8)
Charge related to Paddock support agreement liability (see Note 10)			(154)
Charge for deconsolidation of Paddock (see Note 10)				(14)
Intangible amortization expense	(9)	(5)	(17)	(15)
Strategic transaction costs		(4)		(4)
Foreign currency exchange loss		(1)	(2)	(1)
Royalty income	6	2	11	6
Other			1	3
Other income (expense), net	$57	$(87)	$(101)	$(104)

14. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,
	2021	2020
Numerator:
Net earnings (loss) attributable to the Company	$118	$(101)
Denominator (in thousands):
Denominator for basic earnings per share-weighted average shares outstanding	157,902	156,790
Effect of dilutive securities:
Stock options and other	2,889
Denominator for diluted earnings per share-adjusted weighted average shares outstanding	160,791	156,790
Basic earnings (loss) per share:
Net earnings (loss) attributable to the Company	$0.75	$(0.64)
Diluted earnings (loss) per share:
Net earnings (loss) attributable to the Company	$0.73	$(0.64)

The diluted earnings (loss) per share computation for the three months ended June 30, 2021 and 2020, respectively, excludes 772,521 and 3,751,691 weighted average shares of common stock due to their antidilutive effect, which includes options to purchase, unvested restricted stock units and performance vested restricted share units. Options to purchase shares were excluded because the exercise prices of the options were greater than the average market price of the common shares. For the three months ended June 30, 2020, diluted earnings (loss) per share of common stock was equal to basic earnings per share of common stock due to the net loss attributable to the Company.

	Six months ended June 30,
	2021	2020
Numerator:
Net earnings (loss) attributable to the Company	$21	$(51)
Denominator (in thousands):
Denominator for basic earnings per share-weighted average shares outstanding	157,737	156,435
Effect of dilutive securities:
Stock options and other	2,722
Denominator for diluted earnings per share-adjusted weighted average shares outstanding	160,459	156,435
Basic earnings (loss) per share:
Net earnings (loss) attributable to the Company	$0.13	$(0.32)
Diluted earnings (loss) per share:
Net earnings (loss) attributable to the Company	$0.13	$(0.32)

The diluted earnings (loss) per share computation for the six months ended June 30, 2021 and 2020, respectively, excludes 1,331,298 and 3,142,704 weighted average shares of common stock due to their antidilutive effect, which includes options to purchase, unvested restricted stock units and performance vested restricted share units. Options to purchase shares were excluded because the exercise prices of the options were greater than the average market price of the common shares. For the six months ended June 30, 2020, diluted earnings (loss) per share of common stock was equal to basic earnings per share of common stock due to the net loss attributable to the Company.

15. Supplemental Cash Flow Information

Income taxes paid in cash were as follows:

	Six months ended June 30,
	2021	2020
U.S.	$4	$(1)
Non-U.S.	38	40
Total income taxes paid in cash	$42	$39

Interest paid, including note repurchase premiums, in cash for the six months ended June 30, 2021 and 2020 was $97 million and $139 million, respectively. Cash interest for the six months ended June 30, 2020 included $36 million for note repurchase premiums.

The Company uses various factoring programs to sell certain receivables to financial institutions as part of managing its cash flows. At June 30, 2021, December 31, 2020 and June 30, 2020, the amount of receivables sold by the Company was $440 million, $436 million and $437 million, respectively. These amounts included $206 million, $176 million and $156 million at June 30, 2021, December 31, 2020, and June 30, 2020, respectively, for trade receivable amounts factored under supply chain financing programs linked to commercial arrangements with key customers. For the six months ended June 30, 2021 and 2020, the Company’s use of its factoring programs resulted in an increase of $4 million to cash from operating activities and a $102 million decrease to cash from operating activities, respectively.

16. New Accounting Pronouncement

Effects of Reference Rate Reform on Financial Reporting - In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which allows for elective contract modification guidance for contracts or other transactions that reference LIBOR or a reference rate that is expected to be discontinued as a result of reference rate reform. To date, no significant contracts that reference LIBOR have been modified by the Company. The Company adopted ASU No. 2020-04 effective July 1,

2020. The adoption of this ASU had no impact on the Company’s condensed consolidated balance sheets, results of operations or cash flows.

17. COVID-19 Impacts

On March 11, 2020, the World Health Organization characterized COVID-19 as a global pandemic and recommended containment and mitigation measures. The Company is actively monitoring the impact of the COVID-19 pandemic, which negatively impacted its business in 2020 and, to a lesser extent, the first six months of 2021 and may negatively impact its business and results of operations in the future.

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

There was not a material impact to the above estimates in the Company’s Condensed Consolidated Financial Statements for the three- and six-month periods ended June 30, 2021 or June 30, 2020. The Company’s future assessment of the magnitude and duration of the COVID-19 pandemic, as well as other factors, could result in material changes to the estimates and material impacts to the Company’s Condensed Consolidated Financial Statements in future reporting periods.

18. Divestitures

On July 31, 2020, the Company completed the sale of its ANZ businesses to Visy, an unaffiliated company. Gross proceeds approximated AUD $947 million (including a related sale-leaseback agreement which approximated AUD $214 million), or approximately USD $677 million. Approximately 95% of those proceeds were received at the time of closing, and the remaining balance of approximately $58 million was received in the first quarter of 2021. In 2020, the Company recognized a net gain (including costs directly attributable to the sale of ANZ and subject to post-closing adjustments) on the divestiture of approximately $275 million, which was reported on the Other income (expense), net line in the Consolidated Results of Operations. In addition, at closing, certain subsidiaries of the Company entered into certain ancillary agreements with Visy and the ANZ businesses in respect of the provision of certain transitional and technical services to the ANZ businesses.

In January 2021, the Company completed the sale of its plant in Argentina. Gross proceeds are approximately $10 million, and the gain on the sale was not material.

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

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and it continues to impact the United States and other countries across the world. To limit the spread of COVID-19, governments have taken various actions, including the issuance of stay-at-home orders and social distancing guidelines. As a result, many businesses have adjusted, reduced or suspended operating activities, either due to requirements under government orders or as a result of a reduction in demand for many products from direct or ultimate customers. Fortunately, the manufacture of glass containers has been largely viewed as essential to the important food and beverage value chain in the countries in which the Company operates. However, the Company is still impacted by broader supply chain issues and, in some cases, certain end use categories that it serves are not deemed essential. While the Company’s plants continued to operate as essential businesses, some plants suspended operations or cut back on shifts for a portion of 2020 due to government actions to address COVID-19. Additional suspensions and cutbacks may occur as the impacts from COVID-19 and related responses continue to develop.

The following discussion describes the Company’s consolidated results of operations for the three and six months ended June 30, 2021. The COVID-19 pandemic impacted the Company’s shipment and production levels in 2020 and, to a lesser extent, the first six months of 2021. The Company is actively monitoring the continued impact of the pandemic, which could negatively impact its business, results of operations, cash flows and financial position beyond the second quarter of 2021.

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

Financial information for the three and six months ended June 30, 2021 and 2020 regarding the Company’s reportable segments is as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net Sales:
Americas	$890	$724	$1,727	$1,555
Europe	745	555	1,384	1,132
Asia Pacific		106		229
Reportable segment totals	1,635	1,385	3,111	2,916
Other	25	33	50	63
Net Sales	$1,660	$1,418	$3,161	$2,979

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Segment operating profit:
Americas	$124	$52	$224	$155
Europe	108	42	183	103
Asia Pacific		5		17
Reportable segment totals	232	99	407	275
Items excluded from segment operating profit:
Retained corporate costs and other	(42)	(37)	(77)	(65)
Brazil indirect tax credit	69		69
Restructuring, asset impairment and other charges	(9)	(71)	(9)	(71)
Charge related to Paddock support agreement liability			(154)
Charge for deconsolidation of Paddock				(14)
Pension settlement charges		(8)		(8)
Strategic transaction costs		(4)		(4)
Interest expense, net	(52)	(98)	(103)	(151)
Earnings (loss) before income taxes	198	(119)	133	(38)
Benefit (provision) for income taxes	(75)	18	(100)	(8)
Net earnings (loss)	123	(101)	33	(46)
Net earnings attributable to non-controlling interests	(5)		(12)	(5)
Net earnings (loss) attributable to the Company	$118	$(101)	$21	$(51)

Note: All amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Quarters ended June 30, 2021 and 2020

Net sales for the second quarter of 2021 were $242 million higher, or approximately 17%, than the second quarter of the prior year, primarily due to stronger shipments than the prior year quarter which was more significantly impacted by COVID-19. Net sales in the second quarter of 2021 were positively impacted by the favorable effects of changes in foreign currency exchange rates and higher prices, but were lower due to the sale of the Company’s ANZ businesses on July 31, 2020 and the sale of the Company’s plant in Argentina in January 2021.

Earnings before income taxes were $198 million in the second quarter of 2021 compared to a loss before income taxes of $119 million in the prior year quarter. This increase was primarily due to higher segment operating profit, a gain recorded on a Brazilian indirect tax credit in the second quarter of 2021, lower restructuring charges and lower interest expense than the prior year quarter. Segment operating profit for reportable segments for the second quarter of 2021 was $133 million higher than the second quarter of the prior year. The increase was largely due to higher sales and production levels, as well as strong operating performance and the benefit of margin expansion initiatives.

Net interest expense for the second quarter of 2021 decreased by $46 million compared to the second quarter of 2020, primarily due to lower refinancing fees and charges and lower debt levels in 2021. Net interest expense in the second quarter of 2020 included $38 million for note repurchase premiums, third-party fees and the write-off of deferred finance fees that related to debt that was repaid prior to its maturity.

For the second quarter of 2021, the Company recorded net earnings attributable to the Company of $118 million, or $0.73 per share (diluted), compared to a net loss attributable to the Company of $101 million, or $0.64 per share, in the second quarter of 2020. As discussed below, earnings (loss) in both periods included items that management considers not representative of ongoing operations. These items increased earnings attributable to the Company by $32 million, or $0.19 per share, in the second quarter of 2021 and decreased earnings attributable to the Company by $102 million, or $0.65 per share, in the second quarter of 2020.

Results of Operations — Second Quarter of 2021 Compared with Second Quarter of 2020

Net Sales

The Company’s net sales in the second quarter of 2021 were $1,660 million compared with $1,418 million for the second quarter of 2020, an increase of $242 million, or approximately 17%. Total glass container shipments, in tons, were up approximately 10% in the second quarter of 2021 compared to the prior year quarter, primarily due to stronger shipments than the prior year quarter which was more significantly impacted by COVID-19. Net sales were lower due to the sale of the Company’s ANZ businesses on July 31, 2020 and the sale of the Company’s plant in Argentina in January 2021, which together decreased net sales by approximately $111 million in the second quarter of 2021. Excluding the divested businesses, glass container shipments increased approximately 18% and benefited net sales by approximately $255 million in the second quarter of 2021 compared to the same period in 2020. Favorable foreign currency exchange rates increased net sales by $79 million in the second quarter of 2021 compared to the prior year quarter, driven by the Euro strengthening against the U.S. dollar. Higher selling prices increased net sales by $27 million in the quarter. Other net sales were approximately $8 million lower in the second quarter of 2021 than the same period in the prior year driven by lower machine parts sales to third parties.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Reportable segment net sales - 2020		$1,385
Price	$27
Sales volume and mix	255
Effects of changing foreign currency rates	79
Divestitures	(111)
Total effect on reportable segment net sales		250
Reportable segment net sales - 2021		$1,635

Americas: Net sales in the Americas in the second quarter of 2021 were $890 million compared to $724 million for the second quarter of 2020, an increase of $166 million, or approximately 23%. Total glass container shipments in the region were up approximately 16% in the second quarter of 2021 compared to the prior year quarter, primarily due to stronger shipments as the impacts from COVID-19 have significantly improved, partially offset by the divestiture of a plant in Argentina in January 2021. Excluding the divestiture, glass container shipments were up approximately 17% in the second quarter of 2021. Higher organic shipments increased net sales by approximately $120 million, while the divestiture in Argentina reduced net sales by approximately $5 million in the second quarter of 2021 compared to the same period in 2020. The favorable effects of foreign currency exchange rate changes increased net sales by $28 million in the second quarter of 2021 compared to 2020 as the Brazilian real and the Mexican peso strengthened compared to the U.S. dollar. Higher selling prices in the region increased net sales by $23 million in the second quarter of 2021.

Europe: Net sales in Europe in the second quarter of 2021 were $745 million compared to $555 million for the second quarter of 2020, an increase of $190 million, or approximately 34%. Glass container shipments in the second quarter of 2021 were up 22% compared to the second quarter of 2020, resulting in $135 million of higher net sales, primarily driven by higher shipments to alcoholic beverage and non-alcoholic beverage customers as the impacts from COVID-19 have significantly improved. Favorable foreign currency exchange rates increased the region’s net sales by approximately $51 million in the second quarter of 2021 as the Euro strengthened in relation to the U.S. dollar. Higher selling prices in Europe increased net sales by $4 million in the second quarter of 2021.

Asia Pacific: Net sales in Asia Pacific in the second quarter of 2021 were $0 compared to $106 million for the second quarter of 2020, a decrease of $106 million, due to the sale of the ANZ businesses in the third quarter of 2020.

Earnings (Loss) before Income Taxes and Segment Operating Profit

Earnings before income taxes were $198 million in the second quarter of 2021 compared to a loss before income taxes of $119 million in the second quarter of 2020, an increase in earnings before income taxes of $317 million. This increase was largely due to higher segment operating profit, a gain recorded on a Brazilian indirect tax credit in the second quarter of 2021, lower restructuring charges and lower interest expense than the prior year quarter.

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

Segment operating profit of reportable segments in the second quarter of 2021 was $232 million, compared to $99 million for the second quarter of 2020, an increase of $133 million, or approximately 134%. This increase was largely due to higher sales and production levels, as well as strong operating performance and the benefit of margin expansion initiatives.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Reportable segment operating profit - 2020		$99
Net price (net of cost inflation)	$(6)
Sales volume and mix	62
Operating costs	78
Effects of changing foreign currency rates	2
Divestitures	(3)
Total net effect on reportable segment operating profit		133
Reportable segment operating profit - 2021		$232

Americas: Segment operating profit in the Americas in the second quarter of 2021 was $124 million compared to $52 million in the second quarter of 2020, an increase of $72 million, or 138%. The impact of higher organic sales discussed above increased segment operating profit by $31 million. Lower net selling prices (net of cost inflation) resulted in a net $2 million decrease to segment operating profit in the current year quarter.

Operating costs in the Americas in the second quarter of 2021 were $43 million lower than the same period in the prior year, which improved segment operating profit. Operating costs benefited from higher production levels than the prior year quarter as the impacts from COVID-19 have significantly improved, as well as benefits from the Company’s margin expansion cost initiatives. The effects of foreign currency exchange rates decreased segment operating profit by $2 million in the current year quarter. The divestiture of the plant in Argentina improved segment operating profit by approximately $2 million in the second quarter. Also, the region’s closure of a plant in the second quarter of 2020 did not have a material impact on its profitability this quarter, and significant savings are not expected in future quarters, but the closure is expected to avoid anticipated losses from this plant in the future. The outcome of this plant closure is in-line with management’s expectations.

Europe: Segment operating profit in Europe in the second quarter of 2021 was $108 million compared to $42 million in the second quarter of 2020, an increase of $66 million, or 157%. The impact of higher shipments discussed above increased segment operating profit by $31 million. The effects of foreign currency exchange rates increased segment operating profit by $4 million in the current year quarter. Operating costs in the second quarter of 2021 were approximately $35 million favorable to the same period in the prior year reflecting higher production levels as the impacts from COVID-19 have significantly improved, as well as benefits from the Company’s margin expansion cost initiatives. Lower net selling prices decreased segment operating profit by $4 million in the current quarter compared to the prior year quarter.

Asia Pacific: Segment operating profit in Asia Pacific in the second quarter of 2021 was $0 compared to $5 million in the second quarter of 2020, a decrease of $5 million, due to the sale of the ANZ businesses in the third quarter of 2020.

Interest Expense, Net

Net interest expense for the second quarter of 2021 was $52 million compared to $98 million for the second quarter of 2020. This decrease was primarily due to lower refinancing fees and charges and lower debt levels in 2021. Net interest expense in the second quarter of 2020 included $38 million for note repurchase premiums, third-party fees and the write-off of deferred finance fees that related to debt that was repaid prior to its maturity.

Benefit (Provision) for Income Taxes

The Company’s effective tax rate from operations for the three months ended June 30, 2021 was 37.9% compared to 15.1% for the three months ended June 30, 2020.  The effective tax rate for the second quarter of 2021 was higher than the second quarter of 2020 primarily due to certain charges recorded in the second quarter of 2020 whereby no tax benefit was recorded and the geographic mix of earnings.

Net Earnings (Loss) Attributable to the Company

For the second quarter of 2021, the Company recorded net earnings attributable to the Company of $118 million, or $0.73 per share (diluted), compared to a net loss attributable to the Company of $101 million, or $0.64 per share, in the second quarter of 2020. Earnings in 2021 and 2020 included items that management considered not representative of ongoing operations as set forth in the following table (dollars in millions):

	Net Earnings
	Increase
	(Decrease)
Description	2021	2020
Restructuring, asset impairment and other charges	$(9)	$(71)
Pension settlement charges		(8)
Strategic transaction costs		(4)
Charges for note repurchase premiums and write-off of finance fees		(38)
Brazil indirect tax credit	69
Net (provision) benefit for income tax on items above	(28)	19
Total	$32	$(102)

Executive Overview — Six months ended June 30, 2021 and 2020

Net sales for the first six months of 2021 were $182 million, or approximately 6%, higher than the same period in the prior year primarily due to stronger shipments than the prior year period, which was more significantly impacted by COVID-19. Net sales were lower due to the sale of the Company’s ANZ businesses in 2020, the sale of the Company’s plant in Argentina in January 2021 and the impact of severe weather in the southern United States in February 2021. Net sales were positively impacted by the favorable effects of changes in foreign currency exchange rates and higher prices.

Earnings before income taxes were $171 million higher in the first six months of 2021 compared to the same period in the prior year. This increase was primarily due to higher segment operating profit, a gain recorded on a Brazilian indirect tax credit in the second quarter of 2021, lower restructuring charges and lower interest expense than the prior year period, partially offset by a higher Paddock-related charge in the current year period. Segment operating profit for reportable segments for the first six months of 2021 was $132 million higher than the same period in the prior year, primarily due to higher sales and production levels, as well as strong operating performance and the benefit of margin expansion initiatives.

On April 26, 2021, the Company announced that its subsidiary, Paddock, had reached an agreement in principle to accept the terms of a mediator’s proposal regarding a consensual plan of reorganization in Paddock’s Chapter 11 bankruptcy case. The agreement in principle provides for total consideration of $610 million to fund a trust established under section 524(g) of the Bankruptcy Code on the effective date of a plan of reorganization, which is subject to definitive documentation and satisfaction of certain conditions. The Company recorded a charge of $154 million related to its potential liability under the Paddock support agreement during the first fiscal quarter of 2021 primarily related to an increase to Paddock’s asbestos reserve estimate in consideration for the channeling injunction to be included in the Plan protecting O-I Glass and its affiliates from Asbestos Claims.

Net interest expense for the first half of 2021 decreased $48 million compared to the same period in 2020, primarily due to lower refinancing fees and charges and lower debt levels in 2021.

For the first six months of 2021, the Company recorded net earnings attributable to the Company of $21 million, or $0.13 per share (diluted), compared to a net loss attributable to the Company of $51 million, or $0.32 per share, in the first six months of 2020. As discussed below, earnings (loss) in both periods included items that management considers not representative of ongoing operations. These items decreased earnings attributable to the Company by $122 million, or $0.76 per share, in the first six months of 2021 and decreased earnings attributable to the Company by $116 million, or $0.74 per share, in the first six months of 2020.

Results of Operations — First six months of 2021 compared with first six months of 2020

Net Sales

The Company’s net sales in the first six months of 2021 were $3,161 million compared with $2,979 million for the first six months of 2020, an increase of $182 million, or approximately 6%. Total glass container shipments, in tons, were up approximately 1% in the first half of 2021 compared to the prior year period, despite the impact of the sale of the Company’s ANZ businesses on July 31, 2020 and the sale of the Company’s plant in Argentina in January 2021, which together decreased sales by approximately $238 million in the current period. Excluding the divested businesses, glass container shipments increased approximately 9%, or approximately $265 million, in the first six months of 2021 compared to the same period in 2020 which were more significantly impacted by COVID-19. Favorable foreign currency exchange rates increased net sales by $113 million in the first six months of 2021 compared to the prior year period, driven by the strengthening of the Euro, Mexican peso and the Colombian peso compared to the U.S. dollar. Higher selling prices increased net sales by $55 million in the first half of 2021. Other sales were approximately $13 million lower in the first half of 2021 than the same period in the prior year driven by lower machine parts sales to third parties.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Reportable segment net sales - 2020		$2,916
Price	$55
Sales volume and mix	265
Effects of changing foreign currency rates	113
Divestitures	(238)
Total effect on reportable segment net sales		195
Reportable segment net sales - 2021		$3,111

Americas: Net sales in the Americas in the first six months of 2021 were $1,727 million compared to $1,555 million for the first six months of 2020, an increase of $172 million, or approximately 11%. Total glass container shipments in the region were up approximately 6% in the first half of 2021 compared to the prior year period, primarily due to stronger shipments compared to the same period in the prior year, which was more significantly impacted from COVID-19. The impact of severe weather that affected the southern United States in February 2021 and the divestiture of a plant in Argentina in January 2021 reduced sales in the first six months of 2021. Excluding the divestiture, glass container shipments were up approximately 7% in the first half of 2021. Higher organic shipments increased net sales by approximately $117 million in the first half of 2021, partially offset by the divestiture in Argentina which reduced net sales by approximately $9 million. The favorable effects of foreign currency exchange rate changes increased net sales by $15 million in the first six months of 2021 compared to 2020 as the Mexican peso and the Colombian peso strengthened in relation to the U.S. dollar. Higher selling prices in the region increased net sales by $49 million in the first half of 2021.

Europe: Net sales in Europe in the first six months of 2021 were $1,384 million compared to $1,132 million for the first half of 2020, an increase of $252 million, or approximately 22%. Glass container shipments in the first six months of 2021 were up 12% compared to the first half of 2020, resulting in $148 million of higher net sales. Favorable foreign currency exchange rates increased the region’s net sales by approximately $98 million in the first half of 2021 as the Euro strengthened in relation to the U.S. dollar. Higher selling prices in Europe increased net sales by $6 million in the first six months of 2021.

Asia Pacific: Net sales in Asia Pacific in the first six months of 2021 were $0 compared to $229 million for the first six months of 2020, a decrease of $229 million, due to the sale of the ANZ businesses in the third quarter of 2020.

Earnings (Loss) before Income Taxes and Segment Operating Profit

Earnings before income taxes were $133 million in the first half of 2021 compared to a loss before income taxes of $38 million in the first half of 2020, an increase in earnings before income taxes of $171 million. This increase was primarily due to higher segment operating profit, a gain recorded on a Brazilian indirect tax credit in the second quarter of 2021, lower restructuring charges and lower interest expense than the same period in the prior year, partially offset by a higher Paddock-related charge in the current year period.

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

Segment operating profit of reportable segments in the first half of 2021 was $407 million, compared to $275 million for the first half of 2020, an increase of $132 million, or approximately 48%. This increase was primarily due to higher sales and production levels in the first six months of 2021.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Reportable segment operating profit - 2020		$275
Net price (net of cost inflation)	$(26)
Sales volume and mix	64
Operating costs	97
Effects of changing foreign currency rates	12
Divestitures	(15)
Total net effect on reportable segment operating profit		132
Reportable segment operating profit - 2021		$407

Americas: Segment operating profit in the Americas in the first six months of 2021 was $224 million compared to $155 million in the same period of 2020, an increase of $69 million, or 45%. The impact of higher organic sales discussed above increased segment operating profit by $30 million. Cost inflation exceeded selling prices resulting in a net $19 million decrease to segment operating profit in the current year period.

Operating costs in the first half of 2021 were $54 million lower than the same period in the prior year, which improved segment operating profit. Included within these operating costs were benefits from the region’s margin expansion initiatives and higher production volumes, which more than offset the significant impact of severe weather that swept across the southern United States in February of 2021 and resulted in production downtime, unplanned repairs and higher outbound freight costs. The effects of foreign currency exchange rates increased segment operating profit by $2 million in the current year period.

Included in the above discussion of the factors impacting the region’s results, the Company estimates that segment operating profit in the first six months in the Americas was negatively impacted by approximately $43 million from the severe weather that occurred in February of 2021, which includes surcharges for usage or excess usage of electricity and natural gas during the period of severe weather (see Note 10 to the Condensed Consolidated Financial Statements), as

well as the estimated impacts of higher energy costs, lost production downtime, lost sales, and the cost of incremental repairs.  The divestiture of the plant in Argentina improved segment operating profit by approximately $2 million in the first six months of 2021. Also, the region’s closure of a plant in the second quarter of 2020 did not have a material impact on its profitability in 2021, and significant savings are not expected in future quarters, but the closure is expected to avoid anticipated losses from this plant in the future. The outcome of this plant closure is in-line with management’s expectations.

Europe: Segment operating profit in Europe in the first half of 2021 was $183 million compared to $103 million in the same period of 2020, an increase of $80 million, or 78%. The impact of higher shipments discussed above increased segment operating profit by $34 million. The effects of foreign currency exchange rates increased segment operating profit by $10 million in the current year period. Higher production volumes and benefits from margin expansion initiatives and cost control measures reduced the region’s operating costs and increased segment operating profit by approximately $43 million in the first half of 2021 compared to the same period in the prior year. Lower net selling prices (net of cost inflation) decreased segment operating profit by $7 million in the current period compared to the prior year period.

Asia Pacific: Segment operating profit in Asia Pacific in the first six month of 2021 was $0 compared to $17 million in the first half of 2020, a decrease of $17 million, due to the sale of the ANZ businesses in the third quarter of 2020.

Interest Expense, Net

Net interest expense for the first six months of 2021 was $103 million compared to $151 million for the same period of 2020. This decrease was primarily due to lower refinancing fees and charges and lower debt levels in 2021. Net interest expense in the first six months of 2020 included $38 million for note repurchase premiums, third-party fees and the write-off of deferred finance fees that related to debt that was repaid prior to its maturity.

Provision for Income Taxes

The Company’s effective tax rate from operations for the six months ended June 30, 2021 was 75.2% compared to (21.1%) for the six months ended June 30, 2020.  The effective tax rate for the first six months of 2021 differed from the first six months of 2020 due to the charge related to the Paddock support agreement liability recorded without a tax benefit in the first quarter of 2021, as well as to a change in geographic earnings.

Net Earnings (Loss) Attributable to the Company

For the first six months of 2021, the Company recorded net earnings attributable to the Company of $21 million, or $0.13 per share (diluted), compared to a net loss attributable to the Company of $51 million, or $0.32 per share, in the first six months of 2020. Earnings in the first six months of 2021 and 2020 included items that management considered not representative of ongoing operations as set forth in the following table (dollars in millions):

	Net Earnings
	Increase
	(Decrease)
Description	2021	2020
Restructuring, asset impairment and other charges	$(9)	$(71)
Charge related to Paddock support agreement liability	(154)
Charge for deconsolidation of Paddock		(14)
Pension settlement charges		(8)
Strategic transaction costs		(4)
Charges for note repurchase premiums and write-off of finance fees		(38)
Brazil indirect tax credit	69
Net (provision) benefit for income tax on items above	(28)	19
Total	$(122)	$(116)

Forward Looking Operational and Financial Impacts from the COVID-19 Pandemic

●	The Company expects full year 2021 sales shipment growth to be 4 to 5% (in tons) compared to 2020 (excluding the impact of divestitures), representing a partial volume recovery to 2019 levels. Likewise, the Company expects continued benefits from its initiatives to expand margins. These incremental savings should more than offset the headwind from the temporary cost reduction efforts that were put in place in 2020 to mitigate the impact of the COVID-19 pandemic and that will not repeat in 2021.

●	The Company will continue to focus on long-term value creation, including advancing the MAGMA deployment. Also, the Company has completed more than 80% of its divestiture program with proceeds used to reduce debt and improve financial flexibility. Finally, the Company will continue to advance the Paddock Chapter 11 process to document and finalize the terms of a plan of reorganization pursuant to section 524(g) of the Bankruptcy Code, consistent with the agreement in principle announced on April 26, 2021, which is expected to achieve a final, certain and equitable resolution of its legacy asbestos-related claims liabilities.

●	Cash provided by operating activities is expected to approximate $660 million or higher in 2021. This outlook assumes the continued suspension of all asbestos-related claims payments, pending confirmation and effectiveness of a plan of reorganization for Paddock. In addition, capital expenditures in 2021 are expected to be approximately $400 million.

●	The Company will continue to actively monitor the impact of the COVID-19 pandemic. The extent to which the Company’s operations will be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact, among other things.

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

After the sale of the ANZ businesses, the remaining businesses in the Asia Pacific region do not meet the criteria of an individually reportable segment. Starting on August 1, 2020 and for the historical periods, the operating results of the other businesses that were historically included in the Asia Pacific segment and that have been retained by the Company have been reclassified to Retained corporate costs and other. The results of these entities were not significant for the six-month periods ended June 30, 2021 or June 30, 2020.

Retained corporate costs and other for the second quarter of 2021 were $42 million compared to $37 million in the second quarter of 2020 and were $77 million for the first six months of 2021 compared to $65 million for the first six months of 2020. These costs were higher in the 2021 periods primarily due to additional research and development expenses related to MAGMA, higher marketing expense for the Company’s glass advocacy campaign and higher management incentive expense.

Gain on Brazil Indirect Tax Credit

In the second quarter of 2021, the Company recorded a $69 million gain based on a favorable court ruling in Brazil that will allow the Company to recover indirect taxes paid in previous years. This gain was recorded to Other income (expense), net on the Condensed Consolidated Results of Operations.

Restructuring, Asset Impairment and Other Charges

For the three and six months ended June 30, 2021, the Company recorded charges totaling $9 million for restructuring, asset impairment and other charges consisting of employee costs, such as severance, benefit-related costs and other exit costs at a number of the Company’s businesses in the Americas and Europe. The Company expects that the majority of the remaining cash expenditures related to the accrued employee and other exit costs will be paid out over the next several years.

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

Charge for Paddock Support Agreement Liability

On April 26, 2021, the Company announced that its subsidiary, Paddock, had reached an agreement in principle to accept the terms of a mediator’s proposal regarding a consensual plan of reorganization in Paddock’s Chapter 11 bankruptcy case. The agreement in principle provides for total consideration of $610 million to fund a trust under section 524(g) of the Bankruptcy Code on the effective date of a plan of reorganization, which is subject to definitive documentation and satisfaction of certain conditions. The Company has recorded a charge of $154 million related to its potential liability under the Paddock support agreement during the first fiscal quarter of 2021, primarily related to an increase to Paddock’s asbestos reserve estimate in consideration for the channeling injunction to be included in the Plan protecting O-I Glass and its affiliates from Asbestos Claims.

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

For each of the three- and six-month periods ended June 30, 2021 and June 30, 2020, the Company did not incur any significant losses from discontinued operations.

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

The Agreement provides for up to $3.0 billion of borrowings pursuant to term loans and revolving credit facilities. The term loans mature, and the revolving credit facilities terminate in June 2024. At June 30, 2021, the Agreement includes a $300 million revolving credit facility, a $1.2 billion multicurrency revolving credit facility, and a $1.5 billion term loan A facility ($1,068 million outstanding balance at June 30, 2021, net of debt issuance costs). At June 30, 2021, the Company had unused credit of $1,406 million available under the Agreement. The weighted average interest rate on borrowings outstanding under the Agreement at June 30, 2021 was 1.60%.

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

Failure to comply with these covenants and other customary restrictions could result in an event of default under the Agreement. In such an event, the Company could not request borrowings under the revolving facilities, and all amounts outstanding under the Agreement, together with accrued interest, could then be declared immediately due and payable. Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Agreement. If an event of default occurs under the Agreement and the lenders cause all of the outstanding debt obligations under the Agreement to become due and payable, this would result in a default under the indentures governing the Company’s outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. As of June 30, 2021, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

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

Cash Flows

Operating activities: Cash provided by operating activities was $143 million for the six months ended June 30, 2021, compared to $134 million utilized in operating activities for the six months ended June 30, 2020. The increase in cash provided by operating activities in the first half of 2021 was primarily due to higher net earnings and a lower use of cash from working capital than in the same period in 2020. In the first half of both 2021 and 2020, all asbestos-related payments were stayed as a result of Paddock’s Chapter 11 filing in early January 2020. See Note 10 to the Condensed Consolidated Financial Statements for additional information on Paddock.

Working capital was a use of cash of $229 million in the first six months of 2021, compared to a use of cash of $415 million in the same period in 2020. The use of cash from working capital was lower in the first half of 2021, primarily due to lower inventories and higher accounts payable, partially offset by higher accounts receivable as sales levels improved in 2021 as COVID-19 restrictions abated. For the six months ended June 30, 2021 and 2020, the Company’s use of its accounts receivable factoring programs resulted in an increase of $4 million to cash from operating activities and a $102 million decrease to cash from operating activities, respectively. Excluding the impact of accounts receivable factoring, the Company’s days sales outstanding as of June 30, 2021 were comparable to June 30, 2020.

Investing activities: Cash utilized in investing activities was $109 million for the six months ended June 30, 2021, compared to $233 million utilized for the six months ended June 30, 2020. Capital spending for property, plant and equipment was $175 million during the first six months of 2021, compared to $189 million in the same period in 2020. The Company estimates that its full year 2021 capital expenditures should be approximately $400 million.

On July 31, 2020, the Company completed the sale of its ANZ businesses to Visy. Approximately 95% of proceeds were received at time of closing, and the remaining balance of $58 million was received by the Company in the first quarter of 2021. The Company also received approximately $8 million from the sale of miscellaneous assets and other businesses, which included the sale of its plant in Argentina in the first quarter of 2021.

Following Paddock’s Chapter 11 filing in January 2020, the activities of Paddock are now subject to review and oversight by the bankruptcy court. As a result, the Company no longer has exclusive control over Paddock’s activities during the bankruptcy proceedings. Therefore, Paddock was deconsolidated, and its assets and liabilities were derecognized from the Company’s financial statements, which resulted in an investing outflow of $47 million in the Company’s first quarter of 2020 Condensed Consolidated Cash Flows. See Note 10 to the Condensed Consolidated Financial Statements for more information.

Financing activities:  Cash utilized in financing activities was $68 million for the six months ended June 30, 2021, compared to $904 million of cash provided by financing activities for the six months ended June 30, 2020. The decrease in cash provided by financing activities was primarily due to lower net borrowings in the first half of 2021. In March 2020, the Company borrowed approximately $600 million on its $1.5 billion revolving credit facility to bolster cash-on-hand as a proactive measure to ensure financial flexibility at the onset of the COVID-19 pandemic. The Company did not borrow at the same level in the first half of 2021.  The Company paid $45 million for finance fees related to financing activities in the first six months of 2020, whereas no fees were paid in the same period in 2021.  Also, the Company paid approximately $10 million and received approximately $42 million related to hedging activity in the first six months of 2021 and 2020, respectively.

In February 2021, the Company’s Board of Directors authorized a $150 million anti-dilutive share repurchase program for the Company’s common stock that the Company intends to use to offset stock-based compensation provided to the Company’s directors, officers, and employees. This authorization supersedes and replaces any prior repurchase authorizations. Through the first six months ended June 30, 2021, the Company repurchased $20 million of shares of the Company’s common stock under this program. No share repurchases were made during the six months ended June 30, 2020. The Company paid $8 million in dividends in the first half of 2020 and did not pay any dividends in the first half of 2021. In response to the COVID-19 pandemic, the Company suspended its dividend after the first quarter of 2020 and has no plans to reinstate it at this time.

The Company anticipates that cash flows from its operations and from utilization of credit available under the Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations on a short-term (12 months) and long-term basis. However, as the Company cannot predict the duration or scope of the COVID-19 pandemic and its impact on its customers and suppliers. The negative financial impact to the Company’s results cannot be reasonably estimated but could be material. The Company is actively managing its business to maintain cash flow and it has significant liquidity. The Company believes that these factors will allow it to meet its anticipated funding requirements. The Company anticipates that cash flows in 2021 will continue to benefit from the operation of the automatic stay in Paddock’s Chapter 11 filing, which stays ongoing litigation and submission of claims outside the Bankruptcy Court and defers payment in connection with asbestos-related liabilities until a plan of reorganization is confirmed and becomes effective.

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

There have been no other material changes in critical accounting estimates at June 30, 2021 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

It is possible that the Company’s future financial performance may differ from expectations due to a variety of factors including, but not limited to, the following: (1) the risk that the proposed plan of reorganization may not be approved by the bankruptcy court or that other conditions necessary to implement the agreement in principle may not be satisfied, (2) the actions and decisions of participants in the bankruptcy proceeding, and the actions and decisions of third parties, including regulators, that may have an interest in the bankruptcy proceedings, (3) the terms and conditions of any reorganization plan that may ultimately be approved by the bankruptcy court, (4) delays in the confirmation or consummation of a plan of reorganization due to factors beyond the Company’s and Paddock’s control, (5) risks with respect to the receipt of the consents necessary to effect the reorganization, (6) risks inherent in, and potentially adverse developments related to, the bankruptcy proceeding, that could adversely affect the company and the company’s liquidity or results of operations, (7) the impact of the COVID-19 pandemic and the various governmental, industry and consumer actions related thereto, (8) the Company’s ability to obtain the benefits it anticipates from the Corporate Modernization, (9) the Company’s ability to manage its cost structure, including its success in implementing restructuring or other plans aimed at improving the Company’s operating efficiency and working capital management, achieving cost savings, and remaining well-positioned to address the Company’s legacy liabilities, (10) the Company’s ability to acquire or divest businesses, acquire and expand plants, integrate operations of acquired businesses and achieve expected benefits from acquisitions, divestitures or expansions, (11) the Company’s ability to achieve its strategic plan, (12) the Company’s ability to improve its glass melting technology, known as the MAGMA program, (13) foreign currency fluctuations relative to the U.S. dollar, (14) changes in capital availability or cost, including interest rate fluctuations and the ability of the Company to refinance debt on favorable terms, (15) the general political, economic and competitive conditions in markets and countries where the Company has operations, including uncertainties related to Brexit, economic and social conditions, disruptions in the supply chain, competitive pricing pressures, inflation or deflation, changes in tax rates and laws, natural disasters and weather, (16) the Company’s ability to generate sufficient future cash flows to ensure the Company’s goodwill is not impaired, (17) consumer preferences for alternative forms of packaging, (18) cost and availability of raw materials, labor, energy and transportation, (19) consolidation among competitors and customers, (20) unanticipated expenditures with respect to data privacy, environmental, safety and health laws, (21) unanticipated operational disruptions, including higher capital spending, (22) the Company’s ability to further develop its sales, marketing and product development capabilities, (23) the failure of the Company’s joint venture partners to meet their obligations or commit additional capital to the joint venture, (24) the ability of the Company and the third parties on which it relies for information technology system support to prevent and detect security breaches related to cybersecurity and data privacy, (25) changes in U.S. trade policies, and the other risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and any subsequently filed Annual Report on Form 10-K, Quarterly Reports on Form 10-Q or the Company’s other filings with the Securities and Exchange Commission.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk at June 30, 2021 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

As required by Rule 13a-15(d) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to material affect, the Company’s internal control over financial reporting. Although the Company has modified its workplace practices globally due to the COVID-19 pandemic, resulting in most of its administrative employees working remotely, this has not materially affected its internal control over financial reporting. The Company is continually monitoring and assessing the COVID-19 situation on its internal controls to minimize the impact on their design and operating effectiveness.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

SEC regulations require the Company to disclose certain information about environmental proceedings if the Company reasonably believes that such proceedings may result in monetary sanctions above a stated threshold. The Company uses a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required.  On June 3, 2021, Owens-Brockway Glass Container Inc. (“OBGC”), a wholly owned subsidiary of the Company, received a Notice of Civil Penalty Assessment and Order (the “Notice”) from the Oregon Department of Environmental Quality (“ODEQ”) alleging that, with respect to operations at OBGC’s Portland, Oregon facility, OBGC has exceeded certain permitted air emission limits since April 22, 2020, exceeded permitted air opacity limits between April 23, 2020 and March 16, 2021, and failed to timely notify ODEQ of air emission exceedances that occurred on March 16, 2020 and April 23, 2020.  ODEQ has assessed a penalty to OBGC of approximately $1.0 million and is requiring that OBGC undertake corrective actions to address the alleged violations.  OBGC has appealed the Notice but can make no assurances as to the outcome of this appeal.

Except as discussed above, no such environmental proceedings were pending or contemplated as of June 30, 2021.  For further information on legal proceedings, see Note 10 to the Condensed Consolidated Financial Statements, "Contingencies," that is included in Part I of this Quarterly Report and incorporated herein by reference.

Item 1A. Risk Factors.

Other than below, there have been no material changes in risk factors at June 30, 2021 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Information Technology-Failure or disruption of the Company’s information technology, or those of third parties, could have a material adverse effect on its business and the results of operations.

The Company employs information technology (“IT”) systems and networks to support the business and relies on them to operate its plants, to communicate with its employees, customers and suppliers, to store sensitive business information and intellectual property, and to report financial and operating results. As with any IT system, the Company’s IT system, or any third-party system on which the Company relies, could fail on its own accord or may be vulnerable to a variety of interruptions due to events, including, but not limited to, natural disasters, terrorist attacks, power outages, fire, sabotage, equipment failures, cybersecurity vulnerabilities, and cyber-related attacks or computer crimes (e.g., ransomware or distributed denial-of-service attacks). In addition, the Company’s business continuity or disaster recovery plans may not effectively and timely resolve issues resulting from a cyberattack or other disruption. As a result of any of the foregoing types of events, the Company may suffer material adverse effects on its reputation, financial condition, results of operations and cash flows.

Cybersecurity and Data Privacy-Security breaches affecting the Company or its third-party service providers could disrupt the Company’s business operations, result in the loss of critical and confidential information, and have a material adverse effect on its business, reputation and results of operations.

The Company has been subject to cyberattacks in the past, including, but not limited to, phishing and malware incidents, and the Company expects cyberattacks to increase in number, frequency and sophistication going forward. Although prior cyberattacks have not been material, future attacks may have a material adverse effect on the Company’s business operations, reputation and financial results. As the prevalence of cyberattacks continues to increase, the Company’s systems, and those of third parties, including service providers, may be subject to increased security threats, and the Company may incur additional costs to upgrade and maintain its security measures in place to prevent and detect such threats. The Company’s security measures may be unable to anticipate, identify, detect or prevent certain cyberattacks or security breaches, including due to the increasing use by attackers of tools and techniques that obfuscate or remove forensic evidence and that evade counter-measures, and any such incidents could result in transactional errors, business disruptions, loss of or damage to intellectual property, loss of customers and business opportunities, unauthorized access to or disclosure of confidential or personal information (which could cause a breach of applicable data protection legislation), litigation or regulatory investigations and fines, penalties or intervention, reputational damage, reimbursement or other compensatory costs, and additional compliance costs, any of which could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. Any resulting costs or losses may not be covered by, or may exceed the coverage limits of, the Company’s cyber insurance.

The Company is increasingly reliant on third parties to provide software, support and management and a host of related and other services across an array of business and operational functions, such as human resources, sales, electronic communications, data storage, finance, risk management and compliance, among others. The security and privacy measures these third parties implement may not be sufficient to anticipate, identify, detect or prevent cyberattacks or security breaches that could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. While the Company’s agreements with third-party service providers typically contain provisions that seek to eliminate or limit the Company’s exposure to liability for damages from a cyberattack, there can be no assurance of compliance with such provisions or that such provisions will withstand legal challenges or cover all or any such damages.

In addition, new global privacy rules are being enacted and existing ones are being updated and strengthened. These laws impose obligations on companies regarding the handling of personal data and provide certain individual privacy rights to persons whose data is stored or processed. Any failure to comply with these laws and regulatory standards could subject us to legal and reputational risk. For example, in May 2018, the European Union (EU) implemented the General Data Protection Regulation (GDPR) that stipulates data protection and privacy regulations for all individuals within the EU and the European Economic Area (EEA). The Company has significant operations in the EEA and is subject to the GDPR. The GDPR imposes several stringent requirements for controllers and processors of personal data and could make it more difficult and/or more costly for the Company to use and share personal data, including placing obstacles on the transfer of personal data from Europe to the United States. In addition, the California Consumer Privacy Act (the “CCPA”), which became effective on January 1, 2020, is similar in many respects to the GDPR but also includes a private right of action and potential statutory damages exposure for certain types of data breaches. Other states in the U.S. have also been proposing and enacting laws similar to the CCPA. Although the Company takes reasonable efforts to comply with all applicable laws and regulations, there can be no assurance that the Company will not be subject to regulatory action, including fines, litigation, in the event of a statutory violation or security incident. To comply with the rules imposed by the GDPR, CCPA and other applicable data protection legislation, the Company may be required to put in place additional mechanisms which could adversely affect its financial condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2021, the Company purchased 1,047,316 shares of its common stock for approximately $20 million pursuant to a $150 million anti-dilutive share repurchase program authorized by the Board of Directors that is intended to offset stock based compensation provided to the Company’s directors, officers, and employees. Approximately $130 million remained available for purchases under this program as of June 30, 2021. The following table provides information about the Company’s purchases of its common stock during the three months ended June 30, 2021:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in millions)
April 1 - April 30, 2021				150
May 1 - May 31, 2021				150
June 1 - June 30, 2021	1,047	$19.08	1,047	130

Item 6. Exhibits.

Exhibit 10.1	Form of Employee Restricted Stock Unit Agreement for use under the O-I Glass, Inc. Second Amended and Restated 2017 Incentive Award Plan.

Exhibit 10.2	Form of Employee Performance Stock Unit Agreement for use under the O-I Glass, Inc. Second Amended and Restated 2017 Incentive Award Plan.

Exhibit 10.3	Form of Director Restricted Stock Unit Agreement for use under the O-I Glass, Inc. Second Amended and Restated 2017 Incentive Award Plan.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101

Financial statements from the Quarterly Report on Form 10-Q of O-I Glass, Inc. for the quarter ended June 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

O-I GLASS, INC.

Date	August 4, 2021	By	/s/ John A. Haudrich
John A. Haudrich
Senior Vice President and Chief Financial Officer