Form 10-Q
period 2021-09-30
O-I Glass, Inc. /DE/
filed 2021-10-26
CIK 812074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒ The number of shares of common stock, par value $.01, of O-I Glass, Inc. outstanding as of September 30, 2021 was 156,827,223.

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

O-I GLASS, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales	$1,609	$1,616	$4,770	$4,595
Cost of goods sold	(1,307)	(1,339)	(3,916)	(3,887)

Gross profit	302	277	854	708

Selling and administrative expense	(108)	(95)	(325)	(308)
Research, development and engineering expense	(19)	(16)	(57)	(45)
Interest expense, net	(50)	(61)	(153)	(212)
Equity earnings	23	21	64	49
Other income (expense), net	(21)	250	(123)	147

Earnings from continuing operations before income taxes	127	376	260	339
Provision for income taxes	(43)	(41)	(144)	(50)

Earnings from continuing operations	84	335	116	289
Gain from discontinued operations	7		7

Net earnings	91	335	123	289
Net earnings attributable to non-controlling interests	(6)	(7)	(17)	(11)
Net earnings attributable to the Company	$85	$328	$106	$278

Amounts attributable to the Company:
Earnings from continuing operations	$78	$328	$99	$278
Gain from discontinued operations	7		7
Net earnings	$85	$328	$106	$278

Basic earnings per share:
Earnings from continuing operations attributable to the Company	$0.49	$2.09	$0.62	$1.77
Gain from discontinued operations	0.05		0.05
Net earnings	$0.54	$2.09	$0.67	$1.77

Weighted average shares outstanding (thousands)	156,825	157,073	157,430	156,650

Diluted earnings per share:
Earnings from continuing operations attributable to the Company	$0.48	$2.06	$0.61	$1.76
Gain from discontinued operations	0.05		0.05
Net earnings	$0.53	$2.06	$0.66	$1.76

Weighted average diluted shares outstanding (thousands)	160,511	159,299	160,473	158,438

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Net earnings	$91	$335	$123	$289
Other comprehensive income (loss):
Foreign currency translation adjustments	(110)	(148)	(81)	(666)
Pension and other postretirement benefit adjustments, net of tax	78	42	115	92
Change in fair value of derivative instruments, net of tax	13	(11)	26	(18)
Other comprehensive income (loss)	(19)	(117)	60	(592)
Total comprehensive income (loss)	72	218	183	(303)
Comprehensive income attributable to non-controlling interests	(5)	(7)	(3)	(1)
Comprehensive income (loss) attributable to the Company	$67	$211	$180	$(304)

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	September 30,	December 31,	September 30,
	2021	2020	2020
Assets
Current assets:
Cash and cash equivalents	$628	$563	$606
Trade receivables, net of allowance of $31 million, $33 million, and $33 million at September 30, 2021, December 31, 2020 and September 30, 2020	793	623	724
Inventories	808	841	782
Prepaid expenses and other current assets	213	270	272
Total current assets	2,442	2,297	2,384

Property, plant and equipment, net	2,785	2,907	2,675
Goodwill	1,879	1,951	1,847
Intangibles, net	294	325	311
Other assets	1,366	1,402	1,407
Total assets	$8,766	$8,882	$8,624

Liabilities and Share owners’ equity
Current liabilities:
Accounts payable	$1,062	$1,126	$910
Short-term loans and long-term debt due within one year	79	197	212
Other liabilities	597	575	575
Total current liabilities	1,738	1,898	1,697

Long-term debt	4,853	4,945	5,163
Paddock support agreement liability	625	471	471
Other long-term liabilities	980	1,167	1,028
Share owners' equity	570	401	265
Total liabilities and share owners’ equity	$8,766	$8,882	$8,624

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net earnings	$123	$289
Gain from discontinued operations	(7)
Non-cash charges
Depreciation and amortization	349	363
Pension expense	24	30
Charge related to Paddock support agreement liability	154
Brazil indirect tax credit	(69)
Restructuring, asset impairment and related charges	20	72
Pension settlement charges	5	8
Gain on sale of ANZ business		(280)
Cash payments
Pension contributions	(33)	(32)
Cash paid for restructuring activities	(14)	(32)
Change in components of working capital	(139)	(402)
Other, net (a)	36	112
Cash provided by continuing operating activities	449	128
Cash provided by discontinued operating activities	7
Cash provided by operating activities	456	128
Cash flows from investing activities:
Cash payments for property, plant and equipment	(268)	(246)
Cash proceeds on disposal of other businesses and misc. assets	8	2
Cash proceeds on sale of ANZ businesses, net of transaction costs	58	441
Deconsolidation of Paddock		(47)
Other		1
Cash provided by (utilized in) investing activities	(202)	151
Cash flows from financing activities:
Changes in borrowings, net	(119)	(300)
Payment of finance fees		(50)
Shares repurchased	(30)
Dividends paid		(8)
Net cash payments for hedging activity	(10)	(8)
Sale leaseback proceeds in conjunction with ANZ sale		155
Distributions to non-controlling interests	(10)	(5)
Other, net	(2)	(3)
Cash utilized in financing activities	(171)	(219)
Effect of exchange rate fluctuations on cash	(18)	(5)
Change in cash	65	55
Cash at beginning of period	563	551
Cash at end of period	$628	$606
(a)	Other, net includes other non-cash charges plus other changes in non-current assets and liabilities.

See accompanying notes.

O-I GLASS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tabular data dollars in millions, except per share amounts

1. Segment Information

Historically, the Company had three reportable segments and three operating segments based on its geographic locations: the Americas, Europe and Asia Pacific. These three segments are aligned with the Company’s internal approach to managing, reporting, and evaluating performance of its global glass operations. On July 31, 2020, the Company completed the sale of its Australia and New Zealand (“ANZ”) businesses, which comprised the majority of its businesses in the Asia Pacific region (approximately 85% of net sales in that region for the full year 2019), to Visy Industries Holdings Pty Ltd. (“Visy”).  After the sale of the ANZ businesses, the remaining businesses in the Asia Pacific region do not meet the criteria of an individually reportable segment. For the three and nine months ended September 30, 2020, the results of the Asia Pacific segment reflect only the results of its ANZ businesses. For all historical periods discussed in this report, the sales and operating results of the other businesses that historically comprised the Asia Pacific segment, and that have been retained by the Company, have been reclassified to Other sales and Retained corporate costs and other, respectively. For asset reporting purposes, only the assets related to the ANZ businesses have been reported in the Asia Pacific segment, while the other businesses that historically comprised this segment and that have been retained by the Company have been reclassified to the Other assets line for all periods presented.

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

Financial information for the three and nine months ended September 30, 2021 and 2020 regarding the Company’s reportable segments is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net sales:
Americas	$925	$887	$2,652	$2,442
Europe	655	644	2,039	1,775
Asia Pacific		52		281
Reportable segment totals	1,580	1,583	4,691	4,498
Other	29	33	79	97
Net sales	$1,609	$1,616	$4,770	$4,595

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Segment operating profit:
Americas	$133	$113	$357	$268
Europe	110	88	293	191
Asia Pacific		3		19
Reportable segment totals	243	204	650	478
Items excluded from segment operating profit:
Retained corporate costs and other	(49)	(35)	(126)	(98)
Gain on sale of ANZ businesses		280		280
Brazil indirect tax credit			69
Restructuring, asset impairment and other charges	(12)	(9)	(21)	(80)
Charge related to Paddock support agreement liability			(154)
Charge for deconsolidation of Paddock				(14)
Pension settlement charges	(5)		(5)	(8)
Strategic transaction costs		(3)		(7)
Interest expense, net	(50)	(61)	(153)	(212)
Earnings from continuing operations before income taxes	$127	$376	$260	$339

Financial information regarding the Company’s total assets is as follows:

	September 30,	December 31,	September 30,
	2021	2020	2020
Total assets:
Americas	$4,925	$4,927	$4,663
Europe	3,457	3,507	3,307

Reportable segment totals	8,382	8,434	7,970
Other	384	448	654
Consolidated totals	$8,766	$8,882	$8,624

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

For the three- and nine-month periods ended September 30, 2021 and September 30, 2020, the Company had no material bad debt expense, and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Condensed Consolidated Balance Sheet.

Consistent with the disclosures in Note 1 related to the ANZ sale, Asia Pacific revenue for the three- and nine-month periods ended September 30, 2020, reflect only the revenue of the ANZ businesses. The other businesses that comprised the Asia Pacific segment and that have been retained by the Company have been reclassified to the Other sales line.

The following tables for the three months ended September 30, 2021 and 2020 disaggregate the Company’s revenue by customer end use:

	Three months ended September 30, 2021
	Americas	Europe	Asia Pacific	Total

Alcoholic beverages (beer, wine, spirits)	$561	$467	$—	$1,028
Food and other	215	124		339
Non-alcoholic beverages	149	64		213
Reportable segment totals	$925	$655	$—	$1,580
Other				29
Net sales				$1,609

	Three months ended September 30, 2020
	Americas	Europe	Asia Pacific	Total

Alcoholic beverages (beer, wine, spirits)	$537	$452	$40	$1,029
Food and other	222	138	6	366
Non-alcoholic beverages	128	54	6	188
Reportable segment totals	$887	$644	$52	$1,583
Other				33
Net sales				$1,616

The following tables for the nine months ended September 30, 2021 and 2020 disaggregate the Company’s revenue by customer end use:

	Nine months ended September 30, 2021
	Americas	Europe	Asia Pacific	Total

Alcoholic beverages (beer, wine, spirits)	$1,610	$1,507	$—	$3,117
Food and other	627	366		993
Non-alcoholic beverages	415	166		581
Reportable segment totals	$2,652	$2,039	$—	$4,691
Other				79
Net sales				$4,770

	Nine months ended September 30, 2020
	Americas	Europe	Asia Pacific	Total

Alcoholic beverages (beer, wine, spirits)	$1,471	$1,258	$217	$2,946
Food and other	609	360	38	1,007
Non-alcoholic beverages	362	157	26	545
Reportable segment totals	$2,442	$1,775	$281	$4,498
Other				97
Net sales				$4,595

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

At September 30, 2021 and September 30, 2020, the Company reported $793 million and $724 million of accounts receivable, respectively, net of allowances of $31 million and $33 million, respectively. Changes in the allowance were not material for each of the three and nine months ended September 30, 2021 and September 30, 2020.

4. Inventories

Major classes of inventory at September 30, 2021, December 31, 2020 and September 30, 2020 are as follows:

	September 30,	December 31,	September 30,
	2021	2020	2020
Finished goods	$651	$675	$625
Raw materials	120	129	121
Operating supplies	37	37	36
	$808	$841	$782

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

An unrecognized gain of $9 million at September 30, 2021, an unrecognized gain of $9 million at December 31, 2020 and an unrecognized gain of $9 million at September 30, 2020, related to these cross-currency swaps, were included in Accumulated OCI, and will be reclassified into earnings within the next 12 months.

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

An unrecognized loss of $0 at September 30, 2021, an unrecognized loss of less than $1 million at December 31, 2020 and an unrecognized loss of less than $1 million at September 30, 2020 related to these interest rate swaps were included in Accumulated OCI and will be reclassified into earnings within the next 12 months.

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

Balance Sheet Classification

The following table shows the amount and classification (as noted above) of the Company’s derivatives at September 30, 2021, December 31, 2020 and September 30, 2020:

	Fair Value of			Fair Value of
	Hedge Assets			Hedge Liabilities
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
	2021	2020	2020	2021	2020	2020
Derivatives designated as hedging instruments:
Interest rate swaps - fair value hedges (a)	$9	$17	$16	$1	$—	$—
Cash flow hedges of foreign exchange risk (b)	9	6	9	54	115	67
Net investment hedges (c)	2	1	2	28	52	27
Total derivatives accounted for as hedges	$20	$24	$27	$83	$167	$94
Derivatives not designated as hedges:
Foreign exchange derivative contracts (d)	1	1	3	4	3	6
Total derivatives	$21	$25	$30	$87	$170	$100

Current	$15	$13	$16	$4	$15	$13
Noncurrent	6	12	14	83	155	87
Total derivatives	$21	$25	$30	$87	$170	$100

(a) The notional amounts of the interest rate swaps designated as fair value hedges were €725 million at September 30, 2021, December 31, 2020 and September 30, 2020. The maximum maturity dates were in 2024 for all three periods.

(b) The notional amounts of the cash flow hedges of foreign exchange risk were $878 million at September 30, 2021, $978 million at December 31, 2020 and $1.1 billion at September 30, 2020. The maximum maturity dates were in 2023 for all three periods.

(c) The notional amounts of the net investment hedges were €311 million at September 30, 2021, €311 million at December 31, 2020 and €311 million at September 30, 2020. The maximum maturity dates were in 2027 for September 30, 2021 and December 31, 2020 and in 2020 for September 30, 2020.

(d) The notional amounts of the foreign exchange derivative contracts were $291 million, $247 million and $247 million at September 30, 2021, December 31, 2020 and September 30, 2020, respectively. The maximum maturity dates were in 2021 for all three periods.

	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
	Three months ended September 30,		Three months ended September 30,
Derivatives designated as hedging instruments:	2021	2020	2021	2020
Cash Flow Hedges
Cash flow hedges of foreign exchange risk (a)	$24	$(61)	$24	$(80)
Cash flow hedges of interest rate risk (b)
Net Investment Hedges
Net Investment Hedges (b)	13	(26)	1	1
	$37	$(87)	$25	$(79)

	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
	Nine months ended September 30,		Nine months ended September 30,
Derivatives designated as hedging instruments:	2021	2020	2021	2020
Cash Flow Hedges
Cash flow hedges of foreign exchange risk (a)	$56	$(51)	$57	$(71)
Cash flow hedges of interest rate risk (b)				(1)
Net Investment Hedges
Net Investment Hedges (b)	27	(29)	2	4
	$83	$(80)	$59	$(68)

	Amount of Gain (Loss) Recognized in Other income (expense), net		Amount of Gain (Loss) Recognized in Other income (expense), net
	Three months ended September 30,		Nine months ended September 30,
Derivatives not designated as hedges:	2021	2020	2021	2020
Foreign exchange derivative contracts	$2	$3	$9	$13

(1) Gains and losses reclassified from accumulated OCI and recognized in income are recorded to (a) other income (expense), net or (b) interest expense, net.

6. Restructuring Accruals

Selected information related to the restructuring accruals for the three months ended September 30, 2021 and 2020 is as follows:

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at July 1, 2021	$32	$—	$12	$44
Charges		1	11	12
Write-down of assets to net realizable value		(1)		(1)
Net cash paid, principally severance and related benefits	(4)		(1)	(5)
Other, including foreign exchange translation				—
Balance at September 30, 2021	$28	$—	$22	$50

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at July 1, 2020	$30	$—	$17	$47
Charges	2	3		5
Write-down of assets to net realizable value		(3)		(3)
Net cash paid, principally severance and related benefits	(10)			(10)
Other, including foreign exchange translation			(4)	(4)
Balance at September 30, 2020	$22	$—	$13	$35

Selected information related to the restructuring accruals for the nine months ended September 30, 2021 and 2020 is as follows:

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at January 1, 2021	$38	$—	$7	$45
Charges	2	1	17	20
Write-down of assets to net realizable value		(1)		(1)
Net cash paid, principally severance and related benefits	(11)		(3)	(14)
Other, including foreign exchange translation	(1)		1	—
Balance at September 30, 2021	$28	$—	$22	$50

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at January 1, 2020	$32	$	$13	$45
Charges	23	43	6	72
Write-down of assets to net realizable value		(43)		(43)
Net cash paid, principally severance and related benefits	(31)		(1)	(32)
Other, including foreign exchange translation	(2)		(5)	(7)
Balance at September 30, 2020	$22	$—	$13	$35

When a decision is made to take restructuring actions, the Company manages and accounts for them programmatically apart from the on-going operations of the business. Information related to major programs is presented separately, while minor initiatives are presented on a combined basis. As of September 30, 2021 and 2020, no major restructuring programs were in effect.

For the three and nine months ended September 30, 2021, the Company implemented several discrete restructuring initiatives and recorded restructuring and other charges of $12 million and $20 million, respectively.  These charges consisted of employee costs, such as severance and benefit-related costs and other exit costs (including related consulting costs attributed to restructuring of managed services activities) at a number of the Company’s businesses in the Americas and Europe. These restructuring charges were discrete actions and are expected to approximate the total cumulative costs for those actions as no material additional costs are expected to be incurred. For the three and nine months ended September 30, 2021, these charges were recorded to Other income (expense), net on the Condensed Consolidated Results of Operations. The Company expects that the majority of the remaining cash expenditures related to the accrued employee and other exit costs will be paid out over the next several years.

For the three and nine months ended September 30, 2020, the Company implemented several discrete restructuring initiatives and recorded restructuring, asset impairment and other charges of $5 million and $72 million, respectively.  These charges consisted of employee costs, such as severance and benefit-related costs, write-down of assets and other exit costs, primarily related to a plant closure in the Americas and to a reduction-in-force program as part of its selling, general and administrative expense reduction initiative to help simplify the organization and improve decision making and execution.  These restructuring charges were discrete actions and are expected to approximate the total cumulative costs for those actions as no material additional costs are expected to be incurred. For the three and nine months ended September 30, 2020, these charges were recorded to Other income (expense), net on the Condensed Consolidated Results of Operations. The Company expects that the majority of the remaining cash expenditures related to the accrued employee and other exit costs will be paid out over the next several years.

The Company’s decisions to curtail selected production capacity have resulted in write-downs of certain long-lived assets to the extent their carrying value exceeded fair value or fair value less cost to sell. The Company classified the assumptions used to determine the fair value of the impaired assets in the period that the measurement was taken as Level 3 (third-party appraisal) in the fair value hierarchy as set forth in the general accounting principles for fair value measurements. For the asset impairments recorded through September 30, 2021, the remaining carrying value of the impaired assets was approximately $1 million.

7. Pension Benefit Plans

The components of the net periodic pension cost for the three months ended September 30, 2021 and 2020 are as follows:

	U.S.		Non-U.S.
	2021	2020	2021	2020
Service cost	$3	$3	$3	$3
Interest cost	10	12	5	6
Expected asset return	(21)	(19)	(11)	(12)
Amortization of actuarial loss	16	14	3	3
Net periodic pension cost	$8	$10	$—	$—

The components of the net periodic pension cost for the nine months ended September 30, 2021 and 2020 are as follows:

	U.S.		Non-U.S.
	2021	2020	2021	2020
Service cost	$9	$9	$9	$10
Interest cost	30	37	15	19
Expected asset return	(63)	(60)	(34)	(36)
Amortization of actuarial loss	48	42	10	9
Net periodic pension cost	$24	$28	$—	$2

The components of pension expense, other than the service cost component, are included in Other income (expense), net on the Condensed Consolidated Results of Operations.

The Company settled a portion of its pension obligations, which resulted in a reduction of its pension liability of approximately $46 million and pension settlement charges of $5 million in both the three and nine months ended September 30, 2021. For the three and nine months ended September 30, 2020, the Company recorded pension settlement charges totaling $0 and $8 million, respectively.

During the third quarter of 2020, the Company remeasured a portion of its post-retirement benefit obligations in the U.S. due to plan changes, which resulted in a reduction in post-retirement benefit obligations of approximately $32 million.

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

The Company is currently under examination in various tax jurisdictions, including Brazil, Canada, Colombia, France, Indonesia, Italy, Mexico and Peru. The years under examination range from 2004 through 2018. The Company has received tax assessments in excess of established reserves. The Company is contesting these tax assessments, and will continue to do so, including pursuing all available remedies, such as appeals and litigation, if necessary. The Company believes that adequate provisions for all income tax uncertainties have been made. However, if tax assessments are settled against the Company at amounts in excess of established reserves, it could have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

9. Debt

The following table summarizes the long-term debt of the Company:

	September 30,	December 31,	September 30,
	2021	2020	2020
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$—	$195
Term Loans:
Term Loan A	1,068	1,067	1,157
Other secured debt		99	109
Senior Notes:
4.00%, due 2023	308	307	307
5.875%, due 2023	694	692	691
3.125%, due 2024 (€725 million)	854	914	873
6.375%, due 2025	297	296	296
5.375%, due 2025	298	298	298
2.875%, due 2025 (€500 million)	574	607	579
6.625%, due 2027	693	692	691
Finance leases	99	108	94
Other	5	7	6
Total long-term debt	4,890	5,087	5,296
Less amounts due within one year	37	142	133
Long-term debt	$4,853	$4,945	$5,163

The Company presents debt issuance costs in the condensed consolidated balance sheet as a deduction of the carrying amount of the related debt liability.

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

The Agreement provides for up to $3.0 billion of borrowings pursuant to term loans and revolving credit facilities. The term loans mature, and the revolving credit facilities terminate, in June 2024. At September 30, 2021, the Agreement includes a $300 million revolving credit facility, a $1.2 billion multicurrency revolving credit facility, and a $1.5 billion term loan A facility ($1,068 million outstanding balance at September 30, 2021, net of debt issuance costs). At September 30, 2021, the Company had unused credit of $1,489 million available under the Agreement. The weighted average interest rate on borrowings outstanding under the Agreement at September 30, 2021 was 1.58%.

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

The Agreement also contains one financial maintenance covenant, a Total Leverage Ratio (the “Leverage Ratio”), that requires the Company not to exceed a ratio of 5.0x calculated by dividing consolidated total debt, less cash and cash equivalents, by Consolidated EBITDA, with such Leverage Ratio decreasing to (a) 4.75x for the quarter ending September 30, 2021 and (b) 4.50x for the quarter ending December 31, 2021 and thereafter, as defined and described in the Agreement. The maximum Leverage Ratio is subject to an increase of 0.5x for (i) any fiscal quarter during which certain qualifying acquisitions (as specified in the Agreement) are consummated and (ii) the following three fiscal quarters, provided that the Leverage Ratio shall not exceed 5.0x. The Leverage Ratio could restrict the ability of the Company to undertake additional financing or acquisitions to the extent that such financing or acquisitions would cause the Leverage Ratio to exceed the specified maximum.

Failure to comply with these covenants and other customary restrictions could result in an event of default under the Agreement. In such an event, the Company could not request borrowings under the revolving facilities, and all amounts outstanding under the Agreement, together with accrued interest, could then be declared immediately due and payable. Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Agreement. If an event of default occurs under the Agreement and the lenders cause all of the outstanding debt obligations under the Agreement to become due and payable, this would result in a default under the indentures governing the Company’s outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. As of September 30, 2021, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

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

The carrying amounts reported for certain long-term debt obligations subject to frequently redetermined interest rates approximate fair value. Fair values for the Company’s significant fixed rate debt obligations are based on published market quotations, and are classified as Level 1 in the fair value hierarchy. Fair values at September 30, 2021 of the Company’s significant fixed rate debt obligations are as follows:

	Principal	Indicated Market
	Amount	Price Per $	Fair Value
Senior Notes:
5.875%, due 2023	$700	$106.00	$742
4.00%, due 2023	310	102.57	318
3.125%, due 2024 (€725 million)	841	103.53	871
6.375%, due 2025	300	110.86	333
5.375%, due 2025	300	107.11	321
2.875%, due 2025 (€500 million)	580	101.56	589
6.625%, due 2027	700	107.40	752

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

In connection with the agreement in principle, the Company has recorded a charge of $154 million related to its potential liability under the Paddock support agreement as a recognizable subsequent event in the Company’s condensed consolidated results of operations for the quarter ended March 31, 2021, primarily related to an increase to Paddock’s asbestos reserve estimate in consideration for the channeling injunction to be included in the Plan protecting Company Protected Parties from Asbestos Claims, as well as certain other adjustments to Paddock’s assets and liabilities, including estimated professional fees and expenses to be incurred in confirming and implementing the Plan. This charge was recorded to Other income (expense), net on the Condensed Consolidated Results of Operations.

Several risks and uncertainties remain related to Paddock’s Chapter 11 case that could have a material adverse effect on the Company’s business, consolidated financial condition, results of operations and cash flows, including the total costs of the Chapter 11 proceeding, and the length of time necessary to confirm a Plan, and the possibility that Paddock will be unsuccessful in confirming such Plan or that such Plan does not ultimately become effective. The Paddock support agreement liability of $625 million recorded on the Company’s September 30, 2021 Condensed Consolidated Balance Sheet as required under applicable accounting standards is the Company’s best estimate based on the facts and circumstances that exist at the Form 10-Q filing date. These risk factors are discussed further in Part II, Item 1A–“Risk Factors.”

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

Subsequent to March 31, 2021, the Company has paid or agreed to pay approximately $3 million of the energy surcharges to certain providers. The Company was notified by certain providers that approximately $6 million of the potential surcharges would not be assessed and therefore the related accruals were reversed to earnings. At September 30, 2021, the Company had approximately $11 million accrued for this matter.

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

11. Share Owners’ Equity

The activity in share owners’ equity for the three months ended September 30, 2021 and 2020 is as follows:

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on July 1, 2021	$2	$3,113	(709)	$173	$(2,180)	$103	$502
Reissuance of common stock (0.2 million shares)		(1)	4				3
Shares repurchased (0.6 million shares)		(10)					(10)
Stock compensation (0.0 million shares)		3					3
Net earnings				85		6	91
Other comprehensive income (loss)					(18)	(1)	(19)
Balance on September 30, 2021	$2	$3,105	$(705)	$258	$(2,198)	$108	$570

	Share Owners’ Equity of the Company
					Accumulated
		Capital in		Retained	Other	Non-	Total Share
	Common	Excess of	Treasury	Earnings	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	(Loss)	Loss	Interests	Equity
Balance on July 1, 2020	$2	$3,128	$(724)	$(147)	$(2,308)	$91	$42
Reissuance of common stock (0.2 million shares)		(3)	5				2
Stock compensation (0.1 million shares)		3					3
Net earnings				328		7	335
Other comprehensive income (loss)					(117)		(117)
Balance on September 30, 2020	$2	$3,128	$(719)	$181	$(2,425)	$98	$265

The activity in share owners’ equity for the nine months ended September 30, 2021 and 2020 is as follows:

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on January 1, 2021	$2	$3,129	$(714)	$152	$(2,272)	$104	$401
Issuance of common stock (0.05 million shares)		1					1
Reissuance of common stock (0.3 million shares)		(4)	11				7
Shares repurchased (1.0 million shares)		(30)					(30)
Stock compensation (0.6 million shares)		11					11
Net earnings				106		17	123
Other comprehensive income (loss)					74	(14)	60
Other		(2)	(2)			1	(3)
Balance on September 30, 2021	$2	$3,105	$(705)	$258	$(2,198)	$108	$570

	Share Owners’ Equity of the Company
					Accumulated
		Capital in		Retained	Other	Non-	Total Share
	Common	Excess of	Treasury	Earnings	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	(Loss)	Loss	Interests	Equity
Balance on January 1, 2020	$2	$3,130	$(733)	$(89)	$(1,843)	$97	$564
Reissuance of common stock (0.7 million shares)		(10)	17				7
Stock compensation (0.9 million shares)		8					8
Net earnings				278		11	289
Other comprehensive income (loss)					(582)	(10)	(592)
Dividends declared				(8)			(8)
Other			(3)				(3)
Balance on September 30, 2020	$2	$3,128	$(719)	$181	$(2,425)	$98	$265

During the three months ended September 30, 2021, the Company purchased 619,666 shares of its common stock for approximately $10 million. The stock purchases were pursuant to a $150 million anti-dilutive share repurchase program authorized by the Company’s Board of Directors that is intended to offset stock-based compensation provided to the Company’s directors, officers, and employees. Approximately $120 million remained available for purchases under this program as of September 30, 2021.

The Company has 250,000,000 shares of common stock authorized with a par value of $.01 per share. Shares outstanding are as follows:

	Shares Outstanding (in thousands)
	September 30,	December 31,	September 30,
	2021	2020	2020

Shares of common stock issued (including treasury shares)	188,426	189,305	189,302

Treasury shares	31,599	31,911	32,136

12. Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three months ended September 30, 2021 and 2020 is as follows:

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on July 1, 2021	$(1,187)	$(47)		$(946)		$(2,180)
Change before reclassifications	(109)	37		47		(25)
Amounts reclassified from accumulated other comprehensive loss		(25)	(a)	24	(b)	(1)
Translation effect				7		7
Tax effect		1				1
Other comprehensive income (loss) attributable to the Company	(109)	13		78		(18)
Balance on September 30, 2021	$(1,296)	$(34)		$(868)		$(2,198)

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on July 1, 2020	$(1,321)	$(21)		$(966)		$(2,308)
Change before reclassifications	1	(88)		30		(57)
Amounts reclassified from accumulated other comprehensive income (loss)		78	(a)	17	(b)	95
Amounts reclassified from accumulated other comprehensive income (loss) related to ANZ sale	(149)	1		4		(144)
Translation effect		(1)		(9)		(10)
Tax effect		(1)				(1)
Other comprehensive income (loss) attributable to the Company	(148)	(11)		42		(117)
Balance on September 30, 2020	$(1,469)	$(32)		$(924)		$(2,425)
(a)	Amount is recorded to Other income (expense), net and interest expense, net on the Condensed Consolidated Results of Operations (see Note 5 for additional information).
(b)	Amount is included in the computation of net periodic pension cost (see Note 7 for additional information) and net post-retirement benefit cost.

The activity in accumulated other comprehensive loss for the nine months ended September 30, 2021 and 2020 is as follows:

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2021	$(1,229)	$(60)		$(983)		$(2,272)
Change before reclassifications	(67)	83		45		61
Amounts reclassified from accumulated other comprehensive income (loss)		(59)	(a)	63	(b)	4
Translation effect		1		7		8
Tax effect		1				1
Other comprehensive income (loss) attributable to the Company	(67)	26		115		74
Balance on September 30, 2021	$(1,296)	$(34)		$(868)		$(2,198)

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2020	$(813)	$(14)		$(1,016)		$(1,843)
Change before reclassifications	(507)	(81)		27		(561)
Amounts reclassified from accumulated other comprehensive income (loss)		67	(a)	59	(b)	126
Amounts reclassified from accumulated other comprehensive income (loss) related to ANZ sale	(149)	1		4		(144)
Translation effect		(3)		4		1
Tax effect		(2)		(2)		(4)
Other comprehensive income (loss) attributable to the Company	(656)	(18)		92		(582)
Balance on September 30, 2020	$(1,469)	$(32)		$(924)		$(2,425)
(a)	Amount is recorded to Other income (expense), net and interest expense, net on the Condensed Consolidated Results of Operations (see Note 5 for additional information).
(b)	Amount is included in the computation of net periodic pension cost (see Note 7 for additional information) and net post-retirement benefit cost.

13. Other Income (Expense), Net

Other income (expense), net for the three and nine months ended September 30, 2021 and 2020 included the following:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Gain on sale of ANZ businesses	$—	$280	$—	$280
Restructuring, asset impairment and other charges	(12)	(9)	(21)	(80)
Brazil indirect tax credit			69
Pension settlement charges	(5)		(5)	(8)
Charge related to Paddock support agreement liability (see Note 10)			(154)
Intangible amortization expense	(9)	(8)	(26)	(23)
Strategic transaction costs		(3)		(7)
Foreign currency exchange loss	(1)	(1)	(3)	(3)
Royalty income	6	2	17	8
Charge for deconsolidation of Paddock (see Note 10)				(14)
Other		(11)		(6)
Other income (expense), net	$(21)	$250	$(123)	$147

14. Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share:

	Three months ended September 30,
	2021	2020
Numerator:
Net earnings attributable to the Company	$85	$328
Denominator (in thousands):
Denominator for basic earnings per share-weighted average shares outstanding	156,825	157,073
Effect of dilutive securities:
Stock options and other	3,686	2,226
Denominator for diluted earnings per share-adjusted weighted average shares outstanding	160,511	159,299
Basic earnings per share:
Earnings from continuing operations attributable to the Company	$0.49	$2.09
Gain from discontinued operations	0.05
Net earnings	$0.54	$2.09
Diluted earnings per share:
Earnings from continuing operations attributable to the Company	$0.48	$2.06
Gain from discontinued operations	0.05
Net earnings	$0.53	$2.06

The diluted earnings per share computation for the three months ended September 30, 2021 and 2020 excludes 958,014 and 1,564,207 weighted average shares of common stock, respectively, due to their antidilutive effect, which includes options to purchase, unvested restricted stock units and performance vested restricted share units. Options to purchase shares were excluded because the exercise prices of the options were greater than the average market price of the common shares.

	Nine months ended September 30,
	2021	2020
Numerator:
Net earnings attributable to the Company	$106	$278
Denominator (in thousands):
Denominator for basic earnings per share-weighted average shares outstanding	157,430	156,650
Effect of dilutive securities:
Stock options and other	3,043	1,788
Denominator for diluted earnings per share-adjusted weighted average shares outstanding	160,473	158,438
Basic earnings per share:
Earnings from continuing operations attributable to the Company	$0.62	$1.77
Gain from discontinued operations	0.05
Net earnings	$0.67	$1.77
Diluted earnings per share:
Earnings from continuing operations attributable to the Company	$0.61	$1.76
Gain from discontinued operations	0.05
Net earnings	$0.66	$1.76

The diluted earnings per share computation for the nine months ended September 30, 2021 and 2020 excludes 1,206,870 and 2,616,538 weighted average shares of common stock, respectively, due to their antidilutive effect, which includes options to purchase, unvested restricted stock units and performance vested restricted share units. Options to purchase shares were excluded because the exercise prices of the options were greater than the average market price of the common shares.

15. Supplemental Cash Flow Information

Income taxes paid in cash were as follows:

	Nine months ended September 30,
	2021	2020
U.S.	$6	$1
Non-U.S.	58	53
Total income taxes paid in cash	$64	$54

Interest paid, including note repurchase premiums, in cash for the nine months ended September 30, 2021 and 2020 was $144 million and $196 million, respectively. Cash interest for the nine months ended September 30, 2020 included $41 million for note repurchase premiums.

The Company uses various factoring programs to sell certain receivables to financial institutions as part of managing its cash flows. At September 30, 2021, December 31, 2020 and September 30, 2020, the amount of receivables sold by the Company was $416 million, $436 million and $426 million, respectively. These amounts included $189 million, $176 million and $188 million at September 30, 2021, December 31, 2020, and September 30, 2020, respectively, for trade receivable amounts factored under supply chain financing programs linked to commercial arrangements with key customers. For the nine months ended September 30, 2021 and 2020, the Company’s use of its factoring programs resulted in decreases to cash from operating activities of $20 million and $113 million, respectively.

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

17. COVID-19 Impacts

On March 11, 2020, the World Health Organization characterized COVID-19 as a global pandemic and recommended containment and mitigation measures. The Company is actively monitoring the impact of the COVID-19 pandemic, which negatively impacted its business in 2020 and, to a lesser extent, the first nine months of 2021 and may negatively impact its business and results of operations in the future.

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

There was not a material impact to the above estimates in the Company’s Condensed Consolidated Financial Statements for the three- and nine-month periods ended September 30, 2021 or September 30, 2020. The Company’s future assessment of the magnitude and duration of the COVID-19 pandemic, as well as other factors, could result in material changes to the estimates and material impacts to the Company’s Condensed Consolidated Financial Statements in future reporting periods.

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

19. Subsequent Event

On October 25, 2021, the Company announced that it had entered into a binding commitment to sell its Le Parfait brand and business to a subsidiary of Berlin Packaging L.L.C., a global packaging supplier. Le Parfait is a French jar brand sold in more than 20 countries.  The proposed sale is expected to generate gross proceeds of approximately €72 million, which will be redeployed to help fund expansion initiatives, such as the Company’s MAGMA innovation. O-I expects to close around year end 2021, subject to the works council consultation and other customary closing conditions. The proposed transaction between O-I and Berlin Packaging L.L.C. also includes a long-term supply arrangement to manufacture Le Parfait jars from O-I plants in France and Spain.

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

The following discussion describes the Company’s consolidated results of operations for the three and nine months ended September 30, 2021. The COVID-19 pandemic impacted the Company’s shipment and production levels in 2020 and, to a lesser extent, the first nine months of 2021. The Company is actively monitoring the continued impact of the pandemic, which could negatively impact its business, results of operations, cash flows and financial position beyond the third quarter of 2021.

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

Financial information for the three and nine months ended September 30, 2021 and 2020 regarding the Company’s reportable segments is as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Net Sales:
Americas	$925	$887	$2,652	$2,442
Europe	655	644	2,039	1,775
Asia Pacific		52		281
Reportable segment totals	1,580	1,583	4,691	4,498
Other	29	33	79	97
Net Sales	$1,609	$1,616	$4,770	$4,595

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Segment operating profit:
Americas	$133	$113	$357	$268
Europe	110	88	293	191
Asia Pacific		3		19
Reportable segment totals	243	204	650	478
Items excluded from segment operating profit:
Retained corporate costs and other	(49)	(35)	(126)	(98)
Gain on Sale of ANZ businesses		280		280
Brazil indirect tax credit			69
Restructuring, asset impairment and other charges	(12)	(9)	(21)	(80)
Charge related to Paddock support agreement liability			(154)
Charge for deconsolidation of Paddock				(14)
Pension settlement charges	(5)		(5)	(8)
Strategic transaction costs		(3)		(7)
Interest expense, net	(50)	(61)	(153)	(212)
Earnings from continuing operations before income taxes	127	376	260	339
Provision for income taxes	(43)	(41)	(144)	(50)
Earnings from continuing operations	84	335	116	289
Gain from discontinued operations	7		7
Net earnings	91	335	123	289
Net earnings attributable to non-controlling interests	(6)	(7)	(17)	(11)
Net earnings attributable to the Company	$85	$328	$106	$278
Net earnings from continuing operations attributable to the Company	$78	$328	$99	$278

Note: All amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Quarters ended September 30, 2021 and 2020

Net sales for the third quarter of 2021 were $7 million lower, or less than 1%, than the third quarter of the prior year, primarily due to the sale of the Company’s ANZ businesses on July 31, 2020 and the sale of the Company’s plant in Argentina in January 2021. Excluding these divestitures, shipments were slightly lower than the prior year quarter. Net sales in the third quarter of 2021 were positively impacted by the favorable effects of changes in foreign currency exchange rates and higher prices.

Earnings from continuing operations before income taxes were $249 million lower in the third quarter of 2021 compared to the prior year quarter. This decrease was primarily due to a $280 million gain on the sale of the ANZ businesses in the third quarter of 2020 that did not reoccur in the third quarter of 2021, partially offset by higher segment operating profit and lower net interest expense in the third quarter of 2021 than the prior year quarter. Segment operating profit for reportable segments for the third quarter of 2021 was $39 million higher than the third quarter of the prior year. The increase was largely due to higher production levels, as well as strong operating performance and the benefit of margin expansion initiatives.

Net interest expense for the third quarter of 2021 decreased by $11 million compared to the third quarter of 2020, primarily due to lower refinancing fees and charges and lower debt levels in 2021. Net interest expense in the third quarter of 2020 included $6 million for note repurchase premiums, third-party fees and the write-off of deferred finance fees that related to debt that was repaid prior to its maturity.

For the third quarter of 2021, the Company recorded earnings from continuing operations attributable to the Company of $78 million, or $0.48 per share (diluted), compared to $328 million, or $2.06 per share (diluted) in the third quarter of 2020. As discussed below, earnings in both periods included items that management considers not representative of ongoing operations. These items decreased earnings from continuing operations attributable to the Company by $16 million, or $0.10 per share (diluted), in the third quarter of 2021 and increased earnings from continuing operations attributable to the Company by $263 million, or $1.65 per share (diluted), in the third quarter of 2020.

Results of Operations — Third Quarter of 2021 Compared with Third Quarter of 2020

Net Sales

The Company’s net sales in the third quarter of 2021 were $1,609 million compared with $1,616 million for the third quarter of 2020, a decrease of $7 million, or less than 1%. Total glass container shipments, in tons, were down approximately 4% in the third quarter of 2021 compared to the prior year quarter, primarily due to the July 2020 sale of the Company’s ANZ businesses and the January 2021 sale of the Company’s plant in Argentina, which together reduced net sales by approximately $59 million compared to the prior year quarter. Excluding the divested businesses, glass container shipments decreased approximately 1%, and this impacted net sales by approximately $16 million in the third quarter of 2021 compared to the same period in 2020. Favorable foreign currency exchange rates increased net sales by $15 million in the third quarter of 2021 compared to the prior year quarter, driven by the Mexican peso and the Brazilian real strengthening against the U.S. dollar. Higher selling prices increased net sales by $57 million in the quarter. Other net sales were approximately $4 million lower in the third quarter of 2021 than the same period in the prior year driven by lower machine parts sales to third parties.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Reportable segment net sales - 2020		$1,583
Price	$57
Sales volume and mix	(16)
Effects of changing foreign currency rates	15
Divestitures	(59)
Total effect on reportable segment net sales		(3)
Reportable segment net sales - 2021		$1,580

Americas: Net sales in the Americas in the third quarter of 2021 were $925 million compared to $887 million for the third quarter of 2020, an increase of $38 million, or approximately 4%. Total glass container shipments in the region were down approximately 4% in the third quarter of 2021 compared to the prior year quarter, driven by choppy demand patterns and mix management from lower margin categories given tight inventory conditions and ongoing supply chain challenges, as well as due to the divestiture of a plant in Argentina in January 2021. The divestiture in Argentina reduced net sales by approximately $7 million in the third quarter of 2021 compared to the same period in 2020. Excluding the divestiture, glass container shipments were down approximately 3% in the third quarter of 2021 compared to the same period in 2020, which decreased net sales by approximately $24 million. The favorable effects of foreign currency exchange rate changes increased net sales by $16 million in the third quarter of 2021 compared to the same period in 2020 as the Mexican peso and the Brazilian real strengthened compared to the U.S. dollar. Higher selling prices in the region increased net sales by $53 million in the third quarter of 2021 compared to the same period in 2020.

Europe: Net sales in Europe in the third quarter of 2021 were $655 million compared to $644 million for the third quarter of 2020, an increase of $11 million, or approximately 2%. Glass container shipments in the third quarter of 2021 were up approximately 2% compared to the third quarter of 2020, resulting in $8 million of higher net sales, primarily driven by higher shipments to alcoholic beverage (primarily wine) and non-alcoholic beverage customers as the impacts from COVID-19 have significantly improved. Unfavorable foreign currency exchange rates decreased the region’s net sales by approximately $1 million in the third quarter of 2021 as the Euro slightly weakened in relation to the U.S. dollar. Higher selling prices in Europe increased net sales by $4 million in the third quarter of 2021.

Asia Pacific: Net sales in Asia Pacific in the third quarter of 2021 were $0 compared to $52 million for the third quarter of 2020, a decrease of $52 million, due to the sale of the ANZ businesses in the third quarter of 2020.

Earnings from Continuing Operations before Income Taxes and Segment Operating Profit

Earnings from continuing operations before income taxes were $127 million in the third quarter of 2021 compared to $376 million in the third quarter of 2020, a decrease of $249 million or 66%. This decrease was largely due to the $280 million gain on the sale of the ANZ businesses in the third quarter of 2020 that did not reoccur in the third quarter of 2021, partially offset by higher segment operating profit and lower net interest expense than the prior year quarter

Segment operating profit of the reportable segments includes an allocation of some corporate expenses based on a percentage of sales and direct billings based on the costs of specific services provided. Unallocated corporate expenses and certain other expenses not directly related to the reportable segments’ operations are included in Retained corporate costs and other. For further information, see Segment Information included in Note 1 to the Condensed Consolidated Financial Statements.

Segment operating profit of reportable segments in the third quarter of 2021 was $243 million, compared to $204 million for the third quarter of 2020, an increase of $39 million, or approximately 19%. This increase was largely due to lower operating costs driven by higher production levels, strong operating performance and the benefit of margin expansion initiatives.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Reportable segment operating profit - 2020		$204
Net price (net of cost inflation)	$—
Sales volume and mix	(3)
Operating costs	45
Effects of changing foreign currency rates	(1)
Divestitures	(2)
Total net effect on reportable segment operating profit		39
Reportable segment operating profit - 2021		$243

Americas: Segment operating profit in the Americas in the third quarter of 2021 was $133 million compared to $113 million in the third quarter of 2020, an increase of $20 million, or 18%. The impact of lower shipments discussed above, excluding the impact of the divestiture of the plant in Argentina, decreased segment operating profit by $6 million. Higher net selling prices (net of cost inflation) resulted in a net $15 million increase to segment operating profit in the current year quarter.

Operating costs in the Americas in the third quarter of 2021 were $10 million lower than the same period in the prior year, which improved segment operating profit. Operating costs benefited from higher production levels than the prior year quarter as the impacts from COVID-19 have significantly improved, as well as benefits from the Company’s margin expansion cost initiatives.  The divestiture of the plant in Argentina improved segment operating profit by approximately $1 million in the third quarter.

Europe: Segment operating profit in Europe in the third quarter of 2021 was $110 million compared to $88 million in the third quarter of 2020, an increase of $22 million, or 25%. The impact of higher shipments discussed above increased segment operating profit by $3 million. Operating costs in the third quarter of 2021 were approximately $35 million favorable to the same period in the prior year reflecting higher production levels as the impacts from COVID-19 have significantly improved, as well as benefits from the Company’s margin expansion cost initiatives. Lower net selling prices (net of cost inflation) decreased segment operating profit by $15 million in the current quarter compared to the prior year quarter. The unfavorable effects of foreign currency exchange rate changes decreased segment operating profit by $1 million in the third quarter of 2021 compared to the prior year quarter.

Asia Pacific: Segment operating profit in Asia Pacific in the third quarter of 2021 was $0 compared to $3 million in the third quarter of 2020, a decrease of $3 million, due to the sale of the ANZ businesses in the third quarter of 2020.

Interest Expense, Net

Net interest expense for the third quarter of 2021 was $50 million compared to $61 million for the third quarter of 2020. This decrease was primarily due to lower refinancing fees and charges and lower debt levels in 2021. Net interest expense in the third quarter of 2020 included $6 million for note repurchase premiums, third-party fees and the write-off of deferred finance fees that related to debt that was repaid prior to its maturity.

Provision for Income Taxes

The Company’s effective tax rate from operations for the three months ended September 30, 2021 was 33.9% compared to 10.9% for the three months ended September 30, 2020.  The effective tax rate for the third quarter of 2021 was higher than the third quarter of 2020 primarily due to the nonoccurrence of the gain on the sale of ANZ, which was recorded as non-taxable in the third quarter of 2020, as well as to a change in geographic mix of earnings.

Earnings from Continuing Operations Attributable to the Company

For the third quarter of 2021, the Company recorded earnings from continuing operations attributable to the Company of $78 million, or $0.48 per share (diluted), compared to $328 million, or $2.06 per share (diluted), in the third quarter of 2020. Earnings in 2021 and 2020 included items that management considered not representative of ongoing operations as set forth in the following table (dollars in millions):

	Net Earnings
	Increase
	(Decrease)
Description	2021		2020
Gain on Sale of ANZ businesses	$		$280
Restructuring, asset impairment and other charges		(12)	(9)
Pension settlement charges		(5)
Strategic transaction costs			(3)
Charges for note repurchase premiums and write-off of finance fees			(6)
Net benefit for income tax on items above		1	1
Total		$(16)	$263

Executive Overview — Nine months ended September 30, 2021 and 2020

Net sales for the first nine months of 2021 were $175 million, or approximately 4%, higher than the same period in the prior year primarily due to stronger shipments than the prior year period, which was more significantly impacted by COVID-19, partially offset by the sale of the Company’s ANZ businesses in 2020, the sale of the Company’s plant in Argentina in January 2021 and the impact of severe weather in the southern United States in February 2021. Net sales were also positively impacted by the favorable effects of changes in foreign currency exchange rates and higher prices.

Earnings from continuing operations before income taxes were $79 million lower in the first nine months of 2021 compared to the same period in the prior year. This decrease was primarily due to the $280 million gain on the sale of the ANZ businesses in 2020 that did not reoccur in 2021 and a higher Paddock-related charge in the current year period, partially offset by higher segment operating profit, a gain recorded on a Brazilian indirect tax credit in the second quarter of 2021, lower restructuring charges and lower interest expense than the prior year period. Segment operating profit for reportable segments for the first nine months of 2021 was $172 million higher than the same period in the prior year, primarily due to higher sales and production levels, as well as strong operating performance and the benefit of margin expansion initiatives.

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

Net interest expense for the first nine months of 2021 decreased $59 million compared to the same period in 2020, primarily due to lower refinancing fees and charges and lower debt levels in 2021.

For the first nine months of 2021, the Company recorded earnings from continuing operations attributable to the Company of $99 million, or $0.61 per share (diluted), compared to $278 million, or $1.76 per share (diluted), in the first nine months of 2020. As discussed below, earnings in both periods included items that management considers not representative of ongoing operations. These items decreased earnings attributable to the Company by $138 million, or $0.86 per share (diluted), in the first nine months of 2021 and increased earnings attributable to the Company by $147 million, or $0.94 per share (diluted), in the first nine months of 2020.

Results of Operations — First nine months of 2021 compared with first nine months of 2020

Net Sales

The Company’s net sales in the first nine months of 2021 were $4,770 million compared with $4,595 million for the first nine months of 2020, an increase of $175 million, or approximately 4%. Total glass container shipments, in tons, were down approximately 1% in the first nine months of 2021 compared to the same period in the prior year, primarily due to the sale of the Company’s ANZ businesses on July 31, 2020 and the sale of the Company’s plant in Argentina in January 2021, which together decreased sales by approximately $297 million in the current period. Excluding the divested businesses, glass container shipments increased approximately 5%, or approximately $249 million, in the first nine months of 2021 compared to the same period in 2020 which were more significantly impacted by COVID-19. Favorable foreign currency exchange rates increased net sales by $129 million in the first nine months of 2021 compared to the prior year period, driven by the strengthening of the Euro, Mexican peso and the Colombian peso compared to the U.S. dollar. Higher selling prices increased net sales by $112 million in the first nine months of 2021. Other sales were approximately $18 million lower in the first nine months of 2021 than the same period in the prior year driven by lower machine parts sales to third parties.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Reportable segment net sales - 2020		$4,498
Price	$112
Sales volume and mix	249
Effects of changing foreign currency rates	129
Divestitures	(297)
Total effect on reportable segment net sales		193
Reportable segment net sales - 2021		$4,691

Americas: Net sales in the Americas in the first nine months of 2021 were $2,652 million compared to $2,442 million for the first nine months of 2020, an increase of $210 million, or approximately 9%. Total glass container shipments in the region were up approximately 2.5% in the first nine months of 2021 compared to the prior year period, primarily due to stronger shipments compared to the same period in the prior year, which was more significantly impacted from COVID-19. The impact of severe weather that affected the southern United States in February 2021 and the divestiture of a plant in Argentina in January 2021 negatively impacted sales in the first nine months of 2021. Excluding the divestiture, glass container shipments were up approximately 3.5% in the first nine months of 2021. Higher shipments excluding the divestiture increased net sales by approximately $93 million in the first nine months of 2021, partially offset by the divestiture in Argentina which reduced net sales by approximately $16 million. The favorable effects of foreign currency exchange rate changes increased net sales by $31 million in the first nine months of 2021 compared to 2020 as the Mexican peso and the Colombian peso strengthened in relation to the U.S. dollar. Higher selling prices in the region increased net sales by $102 million in the first nine months of 2021.

Europe: Net sales in Europe in the first nine months of 2021 were $2,039 million compared to $1,775 million for the first nine months of 2020, an increase of $264 million, or approximately 15%. Glass container shipments in the first nine months of 2021 were up approximately 8% compared to the first nine months of 2020, which was more significantly impacted from COVID-19, and this resulted in approximately $156 million of higher net sales. Favorable foreign currency exchange rates increased the region’s net sales by approximately $98 million in the first nine months of 2021 as the Euro strengthened in relation to the U.S. dollar. Higher selling prices in Europe increased net sales by $10 million in the first nine months of 2021.

Asia Pacific: Net sales in Asia Pacific in the first nine months of 2021 were $0 compared to $281 million for the first nine months of 2020, a decrease of $281 million, due to the sale of the ANZ businesses in the third quarter of 2020.

Earnings from Continuing Operations before Income Taxes and Segment Operating Profit

Earnings from continuing operations before income taxes were $260 million in the first nine months of 2021 compared to $339 million in the first nine months of 2020, a decrease of $79 million, or approximately 23%. This decrease was primarily due to the $280 million gain on the sale of the ANZ businesses in 2020 that did not reoccur in 2021 and a higher Paddock-related charge in the current year period, partially offset by higher segment operating profit, a gain recorded on a Brazilian indirect tax credit in the second quarter of 2021, lower restructuring charges and lower interest expense than the prior year period.

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

Segment operating profit of reportable segments in the first nine months of 2021 was $650 million, compared to $478 million for the first nine months of 2020, an increase of $172 million, or approximately 36%. This increase was primarily due to higher sales and lower operating costs driven by higher production levels, strong operating performance and the benefit of margin expansion initiatives.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Reportable segment operating profit - 2020		$478
Net price (net of cost inflation)	$(26)
Sales volume and mix	61
Operating costs	142
Effects of changing foreign currency rates	11
Divestitures	(16)
Total net effect on reportable segment operating profit		172
Reportable segment operating profit - 2021		$650

Americas: Segment operating profit in the Americas in the first nine months of 2021 was $357 million compared to $268 million in the same period of 2020, an increase of $89 million, or 33%. The impact of higher sales excluding the divestiture, as discussed above, increased segment operating profit by $24 million. Cost inflation exceeded selling prices resulting in a net $4 million decrease to segment operating profit in the current year period.

Operating costs in the first nine months of 2021 were $64 million lower than the same period in the prior year, which improved segment operating profit. Included within these operating costs were benefits from the region’s margin expansion initiatives and higher production volumes, which more than offset the significant impact of severe weather that swept across the southern United States in February of 2021 and resulted in production downtime, unplanned repairs and higher outbound freight costs. The effects of foreign currency exchange rates increased segment operating profit by $2 million in the current year period.

Included in the above discussion of the factors impacting the region’s results, the Company estimates that segment operating profit in the first nine months in the Americas was negatively impacted by approximately $46 million from the severe weather that occurred in February of 2021, which includes surcharges for usage or excess usage of electricity and natural gas during the period of severe weather (see Note 10 to the Condensed Consolidated Financial Statements), as well as the estimated impacts of higher energy costs, lost production downtime, lost sales, and the cost of incremental repairs.  The divestiture of the plant in Argentina improved segment operating profit by approximately $3 million in the first nine months of 2021. Also, the region’s closure of a plant in the second quarter of 2020 did not have a material impact on its profitability in 2021, and significant savings are not expected in future quarters, but the closure is expected to avoid anticipated losses from this plant in the future. The outcome of this plant closure is in-line with management’s expectations.

Europe: Segment operating profit in Europe in the first nine months of 2021 was $293 million compared to $191 million in the same period of 2020, an increase of $102 million, or 53%. The impact of higher shipments discussed above increased segment operating profit by $37 million. The effects of foreign currency exchange rates increased segment operating profit by $9 million in the current year period. Higher production volumes, benefits from margin expansion initiatives and cost control measures reduced the region’s operating costs and increased segment operating profit by approximately $78 million in the first nine months of 2021 compared to the same period in the prior year. Lower net selling prices (net of cost inflation) decreased segment operating profit by $22 million in the current period compared to the prior year period.

Asia Pacific: Segment operating profit in Asia Pacific in the first nine month of 2021 was $0 compared to $19 million in the first nine months of 2020, a decrease of $19 million, due to the sale of the ANZ businesses in the third quarter of 2020.

Interest Expense, Net

Net interest expense for the first nine months of 2021 was $153 million compared to $212 million for the same period of 2020. This decrease was primarily due to lower refinancing fees and charges and lower debt levels in 2021. Net interest expense in the first nine months of 2020 included $44 million for note repurchase premiums, third-party fees and the write-off of deferred finance fees that related to debt that was repaid prior to its maturity.

Provision for Income Taxes

The Company’s effective tax rate from operations for the nine months ended September 30, 2021 was 55.4% compared to 14.7% for the nine months ended September 30, 2020.  The effective tax rate for the first nine months of 2021 differed from the first nine months of 2020 due to the charge related to the Paddock support agreement liability recorded without a tax benefit in the first quarter of 2021, the nonoccurrence of the gain on the sale of ANZ, which was recorded as non-taxable in the third quarter of 2020, as well as to a change in geographic mix of earnings.

Earnings from Continuing Operations Attributable to the Company

For the first nine months of 2021, the Company recorded earnings from continuing operations attributable to the Company of $99 million, or $0.61 per share (diluted), compared to $278 million, or $1.76 per share (diluted), in the first nine months of 2020. Earnings in the first nine months of 2021 and 2020 included items that management considered not representative of ongoing operations as set forth in the following table (dollars in millions):

	Net Earnings
	Increase
	(Decrease)
Description	2021		2020
Gain on Sale of ANZ businesses	$		$280
Restructuring, asset impairment and other charges		(21)	(80)
Charge related to Paddock support agreement liability		(154)
Charge for deconsolidation of Paddock			(14)
Pension settlement charges		(5)	(8)
Brazil indirect tax credit		69
Strategic transaction costs			(7)
Charges for note repurchase premiums and write-off of finance fees			(44)
Net (provision) benefit for income tax on items above		(27)	20
Total		$(138)	$147

Forward Looking Operational and Financial Impacts from the COVID-19 Pandemic

●	The Company expects full year 2021 sales shipment growth to be at least 4% (in tons) compared to 2020 (excluding the impact of divestitures), representing a partial volume recovery to 2019 levels. Likewise, the Company expects continued benefits from its initiatives to expand margins.

●	The Company will continue to focus on long-term value creation, including advancing the MAGMA deployment. Also, the Company will continue to advance the Paddock Chapter 11 process to document and finalize the terms of a plan of reorganization pursuant to section 524(g) of the Bankruptcy Code, consistent with the agreement in principle announced on April 26, 2021, which is expected to achieve a final, certain and equitable resolution of its legacy asbestos-related claims liabilities.

●	Cash provided by continuing operating activities is expected to approximate $660 million in 2021. This outlook assumes the continued suspension of all asbestos-related claims payments, pending confirmation and effectiveness of a plan of reorganization for Paddock. In addition, capital expenditures in 2021 are expected to approximate $400 million.

●	The Company will continue to actively monitor the impact of the COVID-19 pandemic. The extent to which the Company’s operations will be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact, among other things.

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

After the sale of the ANZ businesses, the remaining businesses in the Asia Pacific region do not meet the criteria of an individually reportable segment. Starting on August 1, 2020 and for the historical periods, the operating results of the other businesses that were historically included in the Asia Pacific segment and that have been retained by the Company have been reclassified to Retained corporate costs and other. The results of these entities were not significant for the nine-month periods ended September 30, 2021 or September 30, 2020.

Retained corporate costs and other for the third quarter of 2021 were $49 million compared to $35 million in the third quarter of 2020 and were $126 million for the first nine months of 2021 compared to $98 million for the first nine months of 2020. These costs were higher in the 2021 periods primarily due to additional research and development expenses related to MAGMA, higher marketing expenses for the Company’s glass advocacy campaign and higher management incentive expenses.

Gain on Sale of the ANZ Businesses

On July 31, 2020, the Company completed the sale of its ANZ businesses, which comprised the majority of its businesses in the Asia Pacific region (approximately 85% of net sales in that region for the full year 2019), to Visy. As a result, the Company recorded a net gain (including costs directly attributable to the sale of ANZ) of approximately $280 million in the third quarter of 2020.  This gain was recorded to Other income (expense), net on the Condensed Consolidated Results of Operations.

Gain on Brazil Indirect Tax Credit

In the second quarter of 2021, the Company recorded a $69 million gain based on a favorable court ruling in Brazil that will allow the Company to recover indirect taxes paid in previous years. This gain was recorded to Other income (expense), net on the Condensed Consolidated Results of Operations.

Restructuring, Asset Impairment and Other Charges

For the three and nine months ended September 30, 2021, the Company implemented several discrete restructuring initiatives and recorded restructuring and other charges of $12 million and $21 million, respectively.  These charges consisted of employee costs, such as severance and benefit-related costs and other exit costs (including related consulting costs attributed to restructuring of managed services activities) at a number of the Company’s businesses in the Americas and Europe. The Company expects that the majority of the remaining cash expenditures related to the accrued employee and other exit costs will be paid out over the next several years.

For the three and nine months ended September 30, 2020, the Company recorded charges totaling $9 million and $80 million, respectively, for restructuring, asset impairment and other charges. These charges reflect employee costs, such as severance, benefit-related costs, asset impairment and other exit costs primarily related to a reduction-in-force program for certain salaried employees and a plant closure in the Americas. The Company expects that the majority of the remaining cash expenditures related to the accrued employee and other exit costs will be paid out over the next several years.

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

See Note 10 to the Condensed Consolidated Financial Statements for further information.

Pension Settlement Charges

For both the three and nine months ended September 30, 2021, the Company settled a portion of its pension obligations and recorded approximately $5 million of pension settlement charges. For the three and nine months ended September 30, 2020, the Company recorded charges totaling $0 and $8 million, respectively, of pension settlement charges.

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

The Agreement provides for up to $3.0 billion of borrowings pursuant to term loans and revolving credit facilities. The term loans mature, and the revolving credit facilities terminate, in June 2024. At September 30, 2021, the Agreement includes a $300 million revolving credit facility, a $1.2 billion multicurrency revolving credit facility, and a $1.5 billion term loan A facility ($1,068 million outstanding balance at September 30, 2021, net of debt issuance costs). At September 30, 2021, the Company had unused credit of $1,489 million available under the Agreement. The weighted average interest rate on borrowings outstanding under the Agreement at September 30, 2021 was 1.58%.

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

The Agreement also contains one financial maintenance covenant, a Total Leverage Ratio (the “Leverage Ratio”), that requires the Company not to exceed a ratio of 5.0x calculated by dividing consolidated total debt, less cash and cash equivalents, by Consolidated EBITDA, with such Leverage Ratio decreasing to (a) 4.75x for the quarter ending September 30, 2021 and (b) 4.50x for the quarter ending December 31, 2021 and thereafter, as defined and described in the Agreement. The maximum Leverage Ratio is subject to an increase of 0.5x for (i) any fiscal quarter during which certain qualifying acquisitions (as specified in the Agreement) are consummated and (ii) the following three fiscal quarters, provided that the Leverage Ratio shall not exceed 5.0x. The Leverage Ratio could restrict the ability of the Company to undertake additional financing or acquisitions to the extent that such financing or acquisitions would cause the Leverage Ratio to exceed the specified maximum.

Failure to comply with these covenants and other customary restrictions could result in an event of default under the Agreement. In such an event, the Company could not request borrowings under the revolving facilities, and all amounts outstanding under the Agreement, together with accrued interest, could then be declared immediately due and payable. Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Agreement. If an event of default occurs under the Agreement and the lenders cause all of the outstanding debt obligations under the Agreement to become due and payable, this would result in a default under the indentures governing the Company’s outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. As of September 30, 2021, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

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

Cash Flows

Operating activities: Cash provided by continuing operating activities was $449 million for the nine months ended September 30, 2021, compared to $128 million provided by continuing operating activities for the nine months ended September 30, 2020. The increase in cash provided by operating activities in the first nine months of 2021 was primarily due to a lower use of cash from working capital and higher non-cash charges, which more than offset lower net earnings than in the same period in 2020. For the nine months ended September 30, 2021, the Company has paid approximately $14 million toward restructuring activities compared to $32 million in the same period in the prior year. In the first nine months of both 2021 and 2020, all asbestos-related payments were stayed as a result of Paddock’s Chapter 11 filing in early January 2020. See Note 10 to the Condensed Consolidated Financial Statements for additional information on Paddock.

For the nine months ended September 30, 2021, the Company has contributed approximately $33 million to its defined benefit pension plans, compared with $32 million in the same period in the prior year. The Company expects to contribute between $100 million and $175 million to its pension plans from the fourth quarter of 2021 through 2024.

Working capital was a use of cash of $139 million in the first nine months of 2021, compared to a use of cash of $402 million in the same period in 2020. The use of cash from working capital was lower in the first nine months of 2021, primarily due to lower accounts receivable and higher accounts payable. For the nine months ended September 30, 2021 and 2020, the Company’s use of its accounts receivable factoring programs resulted in a decrease of $20 million and $113 million, respectively, to cash from operating activities. Excluding the impact of accounts receivable factoring, the Company’s days sales outstanding as of September 30, 2021 were comparable to September 30, 2020.

Investing activities: Cash utilized in investing activities was $202 million for the nine months ended September 30, 2021, compared to $151 million of cash provided from investing activities for the nine months ended September 30, 2020. Capital spending for property, plant and equipment was $268 million during the first nine months of 2021, compared to $246 million in the same period in 2020. The Company estimates that its full year 2021 capital expenditures should be approximately $400 million. To accommodate expected future sales growth, the Company intends to increase its capital expenditures for property, plant and equipment to a total of approximately $1.95 billion during the three-year period beginning January 1, 2022 and ending December 31, 2024.  This spending includes maintenance-related capital expenditures as well as approximately $680 million in capital expenditures to increase capacity in supply-constrained geographies and categories, including using the Company’s MAGMA technology. Based on the Company’s current investment plan, capital expenditures are expected to ramp up in 2022 to approximately $650 to $700 million, peak in 2023 and start to moderate in 2024.

On July 31, 2020, the Company completed the sale of its ANZ businesses to Visy.  Cash proceeds, net of costs directly attributable to the sale of ANZ, of approximately $441 million were received in the third quarter of 2020, and the remaining balance of $58 million was received by the Company in the first quarter of 2021. In addition and as discussed below, the Company received proceeds for a sale leaseback transaction executed in conjunction with the ANZ sale. Also, for the nine months ended September 30, 2021, the Company has received approximately $8 million from the sale of miscellaneous assets and other businesses, which included the sale of its plant in Argentina in the first quarter of 2021. The Company intends to complete approximately $575 million of additional divestitures of non-core assets and several sale leaseback transactions during the remainder of 2021 through 2024. The Company plans to use these proceeds to fund its increased capital expenditures and to reduce debt.

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

Financing activities:  Cash utilized in financing activities was $171 million for the nine months ended September 30, 2021, compared to $219 million of cash utilized in financing activities for the nine months ended September 30, 2020. The decrease in cash utilized in financing activities was primarily due to lower net borrowings in the first nine months of 2021.  The Company normally increases borrowings in the first nine months of the year to service working capital needs.  In 2021, borrowings for working capital were not as significant as in 2020, which resulted in a net reduction of borrowings compared to the prior year.  The Company paid $50 million for finance fees related to financing activities in the first nine months of 2020, whereas no fees were paid in the same period in 2021.  Also, the Company paid approximately $10 million and $8 million related to hedging activity in the first nine months of 2021 and 2020, respectively.

In addition, the Company received approximately $155 million in proceeds for a sale leaseback transaction in the third quarter of 2020 that was executed in conjunction with the ANZ sale.

In February 2021, the Company’s Board of Directors authorized a $150 million anti-dilutive share repurchase program for the Company’s common stock that the Company intends to use to offset stock-based compensation provided to the Company’s directors, officers, and employees. This authorization supersedes and replaces any prior repurchase authorizations. Through the nine months ended September 30, 2021, the Company repurchased $30 million of shares of the Company’s common stock under this program. No share repurchases were made during the nine months ended September 30, 2020. The Company paid $8 million in dividends in the first nine months of 2020 and did not pay any dividends in the first nine months of 2021. In response to the COVID-19 pandemic, the Company suspended its dividend after the first quarter of 2020 and has no plans to reinstate it at this time.

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

There have been no other material changes in critical accounting estimates at September 30, 2021 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

It is possible that the Company’s future financial performance may differ from expectations due to a variety of factors including, but not limited to, the following: (1) the risk that the proposed plan of reorganization may not be approved by the bankruptcy court or that other conditions necessary to implement the agreement in principle may not be satisfied, (2) the actions and decisions of participants in the bankruptcy proceeding, and the actions and decisions of third parties, including regulators, that may have an interest in the bankruptcy proceedings, (3) the terms and conditions of any reorganization plan that may ultimately be approved by the bankruptcy court, (4) delays in the confirmation or consummation of a plan of reorganization due to factors beyond the Company’s and Paddock’s control, (5) risks with respect to the receipt of the consents necessary to effect the reorganization, (6) risks inherent in, and potentially adverse developments related to, the bankruptcy proceeding, that could adversely affect the company and the company’s liquidity or results of operations, (7) the impact of the COVID-19 pandemic and the various governmental, industry and consumer actions related thereto, (8) the Company’s ability to obtain the benefits it anticipates from the Corporate Modernization, (9) the Company’s ability to manage its cost structure, including its success in implementing restructuring or other plans aimed at improving the Company’s operating efficiency and working capital management, achieving cost savings, and remaining well-positioned to address Paddock’s legacy liabilities, (10) the Company’s ability to acquire or divest businesses, acquire and expand plants, integrate operations of acquired businesses and achieve expected benefits from acquisitions, divestitures or expansions, (11) the Company’s ability to achieve its strategic plan, (12) the Company’s ability to improve its glass melting technology, known as the MAGMA program, (13) foreign currency fluctuations relative to the U.S. dollar, (14) changes in capital availability or cost, including interest rate fluctuations and the ability of the Company to refinance debt on favorable terms, (15) the general political, economic and competitive conditions in markets and countries where the Company has operations, including uncertainties related to Brexit, economic and social conditions, disruptions in the supply chain, competitive pricing pressures, inflation or deflation, changes in tax rates and laws, natural disasters and weather, (16) the Company’s ability to generate sufficient future cash flows to ensure the Company’s goodwill is not impaired, (17) consumer preferences for alternative forms of packaging, (18) cost and availability of raw materials, labor, energy and transportation, (19) consolidation among competitors and customers, (20) unanticipated expenditures with respect to data privacy, environmental, safety and health laws, (21) unanticipated operational disruptions, including higher capital spending, (22) the Company’s ability to further develop its sales, marketing and product development capabilities, (23) the failure of the Company’s joint venture partners to meet their obligations or commit additional capital to the joint venture, (24) the ability of the Company and the third parties on which it relies for information technology system support to prevent and detect security breaches related to cybersecurity and data privacy, (25) changes in U.S. trade policies, and the other risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and any subsequently filed Annual Report on Form 10-K, Quarterly Reports on Form 10-Q or the Company’s other filings with the Securities and Exchange Commission.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk at September 30, 2021 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

As required by Rule 13a-15(d) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to material affect, the Company’s internal control over financial reporting. Although the Company has modified its workplace practices globally due to the COVID-19 pandemic, resulting in most of its administrative employees working remotely, this has not materially affected its internal control over financial reporting. The Company is continually monitoring and assessing the COVID-19 situation on its internal controls to minimize the impact on their design and operating effectiveness.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

SEC regulations require the Company to disclose certain information about environmental proceedings if the Company reasonably believes that such proceedings may result in monetary sanctions above a stated threshold. The Company uses a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required.  On June 3, 2021, Owens-Brockway Glass Container Inc. (“OBGC”), a wholly owned subsidiary of the Company, received a Notice of Civil Penalty Assessment and Order (the “Notice”) from the Oregon Department of Environmental Quality (“ODEQ”) alleging that, with respect to operations at OBGC’s Portland, Oregon facility, OBGC has exceeded certain permitted air emission limits since April 22, 2020, exceeded permitted air opacity limits between April 23, 2020 and March 16, 2021, and failed to timely notify ODEQ of air emission exceedances that occurred on March 16, 2020 and April 23, 2020. The Notice assessed a penalty to OBGC of approximately $1.0 million and required that OBGC undertake corrective actions to address the alleged violations.  OBGC appealed the Notice. On October 22, 2021, OBGC and ODEQ resolved the alleged violations and OBGC’s appeal.  Under the terms of a mutual agreement and final order, OBGC agreed to pay an immaterial penalty, which was less than the assessed penalty of $1.0 million, and take certain corrective actions at the plant.

      Except as discussed above, no such environmental proceedings were pending or contemplated as of September 30, 2021.  For further information on legal proceedings, see Note 10 to the Condensed Consolidated Financial Statements, "Contingencies," that is included in Part I of this Quarterly Report and incorporated herein by reference.

Item 1A. Risk Factors.

Other than below, there have been no material changes in risk factors at September 30, 2021 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The resolution of asbestos claims pursuant to Paddock’s previously announced agreement-in-principle is subject to a number of risks and uncertainties that may prevent or delay implementation of the resolution of these claims on the terms set forth in such agreement-in-principle.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2021, the Company purchased 619,666 shares of its common stock for approximately $10 million pursuant to a $150 million anti-dilutive share repurchase program authorized by the Board of Directors that is intended to offset stock-based compensation provided to the Company’s directors, officers, and employees. Approximately $120 million remained available for purchases under this program as of September 30, 2021. The following table provides information about the Company’s purchases of its common stock during the three months ended September 30, 2021:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in millions)
July 1 - July 31, 2021	620	$16.12	620	120
August 1 - August 31, 2021				120
September 1 - September 30, 2021				120

Item 6. Exhibits.

Exhibit 10.1	Form of Amended and Restated Performance Stock Unit Agreement for use under the Owens-Illinois, Inc. Amended and Restated 2017 Incentive Award Plan

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101

Financial statements from the Quarterly Report on Form 10-Q of O-I Glass, Inc. for the quarter ended September 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

O-I GLASS, INC.

Date	October 26, 2021	By	/s/ John A. Haudrich
John A. Haudrich
Senior Vice President and Chief Financial Officer