Form 10-K
period 2021-12-31
O-I Glass, Inc. /DE/
filed 2022-02-09
CIK 812074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value (based on the consolidated tape closing price on June 30, 2021) of the voting and non-voting common equity held by non-affiliates of the Company was approximately $1,501,931,000. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors and executive officers of the Company. Such interpretation is not intended to be, and should not be construed to be, an admission by the Company or such directors or executive officers of the Company that such directors and executive officers of the Company are “affiliates,” as that term is defined under the Securities Act of 1934.

The number of shares of common stock, $.01 par value of O-I Glass, Inc. outstanding as of January 31, 2022 was 155,621,522.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the O-I Glass, Inc. Proxy Statement for the Annual Meeting of Share Owners to be held Tuesday, May 10, 2022 (“2022 Proxy Statement”) are incorporated by reference into Part III hereof.

PART I

ITEM 1. BUSINESS

General Development of Business

O-I Glass, Inc., a Delaware corporation (the “Company”), through its subsidiaries, is the successor to a business established in 1903. The Company is one of the leading manufacturers of glass containers in the world with 70 glass manufacturing plants in 19 countries. It competes in the glass container segment of the rigid packaging market and is the leading glass container manufacturer in most of the countries where it has manufacturing facilities.

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

On January 6, 2020, Paddock voluntarily filed for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to equitably and finally resolve all of its current and future Asbestos Claims (as defined herein). O-I Glass and O-I Group were not included in the Chapter 11 filing. Paddock’s ultimate goal in its Chapter 11 case is to confirm a plan of reorganization under Section 524(g) of the Bankruptcy Code and utilize this specialized provision to establish a trust that will address all current and future Asbestos Claims. Paddock now operates in the ordinary course under court protection from Asbestos Claims by operation of the automatic stay in Paddock’s Chapter 11 filing, which stays ongoing litigation and submission of claims to Paddock, defers payment of outstanding obligations on account of settled or otherwise determined lawsuits and claims, and will provide a centralized forum to resolve presently pending and anticipated future lawsuits and claims associated with asbestos.

For a discussion of the effects of the Corporate Modernization and Paddock’s Chapter 11 proceedings on the Company’s financial statements, see Item 1A, “Risk Factors – Risks Related to the Corporate Modernization,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 15 to the Company’s Consolidated Financial Statements.

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

Reportable Segments

Historically, the Company had three reportable segments based on its geographic locations: Americas, Europe and Asia Pacific. These three reportable segments are aligned with the Company’s internal approach to managing, reporting, and evaluating performance of its global glass operations.

On July 31, 2020, the Company completed the sale of its Australia and New Zealand (“ANZ”) businesses, which comprised the majority of its businesses in the Asia Pacific region (approximately 85% of net sales in that region for the full year 2019), to Visy Industries Holdings Pty Ltd. (“Visy”).  After the sale of the ANZ businesses, the remaining businesses in the Asia Pacific region do not meet the criteria of an individually reportable segment. Thus, after 2020, the Company no longer reports results for the Asia Pacific reportable segment. For the years ended December 31, 2020 and 2019, the results for the Asia Pacific reportable segment reflect only the results of the ANZ businesses. The sales and operating results of the other businesses that historically comprised the Asia Pacific segment, and that have been retained by the Company, have been reclassified to Other sales and Retained corporate costs and other, respectively.

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

Customers

In most of the countries where the Company competes, it has the leading position in the glass container segment of the rigid packaging market based on sales revenue. The Company’s largest customers consist mainly of the leading global food and beverage manufacturers, including (in alphabetical order) Anheuser-Busch InBev, Brown-Forman, Carlsberg, Coca-Cola, Constellation, Diageo, Heineken, Molson Coors, Nestle, PepsiCo and Pernod Ricard.

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

Americas. The Company has 34 glass container manufacturing plants in the Americas region located in Brazil, Canada, Colombia, Ecuador, Mexico, Peru and the U.S. and interests in three joint ventures that manufacture glass containers. Also, the Company has a distribution facility in the U.S. used to import glass containers from its business in Mexico. The Company has the leading share of the glass container segment of the U.S. rigid packaging market, based on sales revenue by domestic producers. In South America and Mexico, the Company maintains a diversified portfolio serving several markets, including alcoholic beverages (beer, wine and spirits), non-alcoholic beverages and food, as well as a large infrastructure for returnable/refillable glass containers.

The principal glass container competitors in the U.S. are the Ardagh Group and Anchor Glass Container. Imports from China, Mexico, Taiwan and other countries also compete in U.S. glass container segments. Additionally, there are several major consumer packaged goods companies that self-manufacture glass containers. The Company competes directly with Verallia in Brazil, and does not believe that it competes with any other large, multinational glass container manufacturers in the rest of the region.

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

Asia Pacific. After 2020, the Company no longer reports results for the Asia Pacific reportable segment due to the sale of most of this segment. On July 31, 2020, the Company completed the sale of its ANZ businesses, which comprised the majority of its businesses in the Asia Pacific region (approximately 85% of net sales in that region for the full year 2019), to Visy.  After the sale of the ANZ businesses, the remaining businesses in the Asia Pacific region, which consist of two plants and a joint venture, do not meet the criteria of an individually reportable segment.

In addition to competing with other large and well-established manufacturers in the glass container segment, the Company competes in all regions with manufacturers of other forms of rigid packaging, principally aluminum cans and plastic containers. Competition is based on quality, price, service, innovation and the marketing attributes of the container. The principal competitors producing metal containers include Ardagh Group, Ball Corporation, Crown Holdings, Inc., CANPACK and Silgan Holdings Inc. The principal competitors producing plastic containers include Amcor, Consolidated Container Holdings, LLC, Reynolds Group Holdings Limited, Plastipak Packaging, Inc. and Silgan Holdings Inc. The Company also competes with manufacturers of non-rigid packaging alternatives, including flexible pouches, aseptic cartons and bag-in-box containers.

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

Manufacturing

The Company has 70 glass manufacturing plants. It constantly seeks to improve the productivity of these operations through the systematic upgrading of production capabilities, sharing of best practices among plants and effective training of employees.

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

In the Americas’ businesses in the U.S. and Canada, more than 90% of the sales volume is represented by customer contracts that contain provisions that pass the commodity price of natural gas to the customer, effectively reducing the region’s exposure to changing natural gas market prices. In the Americas’ businesses in South America and Mexico, there is a combination of fixed price contracts, as well as energy pricing linked to variable commodities pricing. Also, in these countries, customer contracts generally allow for annual price adjustments for inflation, variability in energy costs, and foreign currency variation.

In Europe, the Company enters into long-term contracts for a significant amount of its energy requirements. These contracts have terms that range from one to five years.

Research, Development and Engineering

Research, development and engineering constitute important parts of the Company’s technical and sustainability activities. The Company’s research and development activities are conducted principally at its corporate facilities in Perrysburg, Ohio. The Company primarily focuses on advancements in the areas of product innovation, manufacturing process control, melting technology, automatic inspection, light-weighting and further automation of manufacturing activities.

The Company has increased its focus on advancing melting technology with investments in modular glass melting furnaces. The Company’s investments in this new technology, known as the MAGMA program, seek to reduce the amount of capital required to install, rebuild and operate its furnaces. This new melting technology is also focused on the ability of these assets to be more easily turned on and off or adjusted based on seasonality, address sustainability issues and transition opportunities for lower-carbon intensity of manufacturing processes, and meet customer demands.

Beginning in 2022, the Company intends to increase its capital expenditures for property, plant and equipment to expand the business, including to begin deploying its new MAGMA technology. The Company is implementing its MAGMA program using a multi-generation development roadmap. Generation 1 (“Gen 1”) is primarily focused on a novel and improved way to melt glass. Gen 1 was successfully piloted in 2018 in Streator, Illinois, and the Company started the first full-scale manufacturing line during the first half of 2021 in Holzminden, Germany. The Company’s Gen 1 solution has achieved its expectations. Generation 2 (“Gen 2”) will add new production capabilities, such as a flexible batch system, improved forming technology, and modular inspection and packaging equipment, representing a complete end-to-end integrated production system. The piloting of key components is already in progress and the Company expects Gen 2 to be ready for deployment in 2023. Generation 3 (“Gen 3”) is the ultimate evolution of MAGMA that combines a modular, end-to-end system with optimized processes and capabilities. It is expected to include light-weighting technology along with other advancements in sustainability – for example, the utilization of renewable energy sources and a broader range of recycled glass materials to enable increased recycled content rates. Overall, the Company is pleased with its progress on Gen 3 as many of the key elements are in place and the invention of other capabilities is going well. The Company expects Gen 3 will be available for deployment in 2025.

The Company holds a large number of patents related to a wide variety of products and processes and has a substantial number of patent applications pending.

Sustainability/ESG and Workplace Safety

The Company is committed to sustainability and ESG issues, including striving to reduce the impact its products and operations have on the environment and increase positive impacts. As part of this commitment, the Company has expanded its sustainability initiatives and set additional sustainability targets, including targets for increasing the use of recycled glass in its manufacturing process, decreasing water consumption and waste, reducing energy consumption and carbon dioxide equivalent (“CO2”) emissions, increasing the use of renewable energy, and supporting community needs. The Company has aligned its sustainability ambitions with certain United Nations Sustainable Development Goals.

Some specific examples of steps taken by the Company to advance sustainability and ESG issues include: assigning responsibility for ESG and sustainability oversight to the Nominating/Corporate Governance Committee of the Company’s Board of Directors, appointing a Chief Sustainability Officer who reports to the Chief Executive Officer, establishing a global sustainability leadership network, obtaining an approved science-based emissions reduction target, increasing the use of renewable energy, lowering emissions, investing in sustainable manufacturing technology and container design, using green bond financing and working with governments and other organizations to establish and financially support recycling initiatives.

The Company’s worldwide operations, in addition to other companies within the industry, are subject to extensive laws, ordinances, regulations and other legal requirements relating to environmental protection, including legal requirements governing investigation and clean-up of contaminated properties, as well as water discharges, air emissions, waste management and workplace health and safety. The Company strives to abide by and uphold such laws and regulations.

Glass Recycling, Deposit Return Systems, and Extended Producer Responsibility

The Company is an important contributor to recycling efforts worldwide and is among the largest users of recycled glass. If sufficient high-quality recycled glass were available on a consistent basis, the Company has the technology to make glass containers containing a high proportion of recycled glass. Using recycled glass in the manufacturing process reduces CO2 emissions, reduces energy consumption and cost, and positively impacts the operating life and efficiency of the glass melting furnaces. The Company actively partners with other entities throughout the value chain to improve the effectiveness of recycling efforts and the availability of recycled glass.

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

Sales of beverage containers are affected by governmental regulation of packaging, including deposit-return system (“DRS”) laws and EPR regulations. As of December 31, 2021, there were a number of U.S. states, Canadian provinces and territories and European countries with some form of legal regulation that imposes fees on producers or consumers of various packaging, including glass containers. The structure and enforcement of such laws and regulations can impact the sales of the Company’s products in a given jurisdiction. Such laws and regulations also impact the availability of post-consumer recycled glass for the Company to use in container production.

Countries, states, and localities in all geographies in which the Company operates have recently considered or are now considering new EPR regulations, various laws and regulations to change curbside recycling, modify or create DRS laws, and create alternatives to traditional recycling systems. Although there is no clear trend, the Company believes these legal and regulatory activities have the potential to materially impact the price and supply of recycled glass. As a large user of recycled glass for making new glass containers, the Company has an interest in laws and regulations impacting the supply of such material in its markets.

Climate Change and Air Emissions

A number of governments globally are increasingly considering a variety of mandatory regulatory and legal requirements or voluntary initiatives (e.g. Paris Climate Accord) in relation to climate-change or environmental issues. The Company is unable to predict what climate-change or environmental legal requirements may be adopted in the future, although is aware that the trend is for more restrictive environmental and climate-related legislation to be introduced. The Company continually monitors its operations in relation to material climate-change risks and environmental impact, has set environmental and climate-related goals and invests in environmentally friendly and emissions-reducing projects. As such, the Company has made significant expenditures for environmental improvements at certain of its facilities over the last several years; however, these expenditures did not have a material adverse effect on the Company’s results of operations or cash flows. The Company is unable to predict the impact of future environmental legal requirements on its results of operations or cash flows.

In Europe, the European Union Emissions Trading Scheme is a regulatory regime that facilitates emissions reductions in the EU. The Company’s manufacturing facilities that operate in EU countries that are subject to the EU Emissions Trading Scheme must surrender an amount of emissions allowances equal to the volume of their CO2 emissions and if emissions exceed permitted volumes and allowances, purchase allowances in the market. Should the regulators significantly restrict the total number of emissions allowances available in the market, or significantly reduce the number of allowances freely allocated to the Company’s EU plants, it could have a material effect on the Company’s results.

In the Americas, the U.S. and Canada have engaged in significant legislative, regulatory and enforcement activities relating to greenhouse gas (“GHG”) emissions for years at the federal, state and provincial levels of government. In the U.S., the Environmental Protection Agency (the “EPA”) regulates emissions of GHG air pollutants under the Clean Air Act, which grants the EPA authority to establish limits for certain air pollutants and to require compliance, levy penalties and bring civil judicial action against violators. The EPA’s GHG regulations continue to evolve, as the structure and scope of the regulations are often the subject of litigation and federal legislative activity. New GHG regulations in any country or state in the U.S. where the Company operates could have a significant long-term material impact on the Company’s operations that are affected by such regulations. The state of California in the U.S., the Canadian federal government and the province of Quebec have adopted cap-and-trade legislation aimed at reducing GHG emissions, and other U.S. jurisdictions have elected to participate in this and other cap-and-trade programs. In Mexico and other South American countries, national and local governments are also considering potential regulations to reduce GHG emissions.

For a further discussion of the effects of sustainability, climate-change and ESG on the Company’s business, see Item 1A, “Risk Factors – Risks Related to Legal and Regulatory Matters, Sustainability and Climate Change” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

The Company is committed to ensuring the health and safety of its employees, as well as contractors and visitors in all of the Company’s facilities. Hazards in the workplace are actively identified, and management tracks incidents so that remedial actions can be taken to improve workplace safety. In response to the COVID-19 pandemic, the Company has taken actions aligned with the World Health Organization and the Centers for Disease Control and Prevention to protect its workforce so they can more safely and effectively perform their work.

The Company is unable to predict what workplace safety legal requirements may be adopted in the future. However, the Company continually monitors its operations in relation to workplace safety and invests in projects to enhance employee safety. As such, the Company has made significant expenditures on workplace safety improvements at certain of its facilities over the last several years; however, these expenditures did not have a material adverse effect on the Company’s results of operations or cash flows. The Company expects to see continued improvement in health and safety as a result of these projects. The Company is unable to predict the impact of future health and safety legal requirements on its results of operations or cash flows.

Human Capital Resources

The Company’s success and performance are directly related to the collective success and performance of every employee. The skills, experience and industry knowledge of its employees significantly benefit the Company’s operations and performance. The Company has approximately 24,000 employees and 70 plants spread across 19 countries.

The Company’s core values of safety, diversity, accountability, integrity, teamwork, passion, and excellence drive its behaviors. Led by its people’s knowledge and ambition, the Company is innovating to meet its customers’ ever-evolving needs to help build their brands and become valued partners. To facilitate talent attraction and retention, the Company seeks to provide a safe, inclusive, diverse, motivating and collaborative work environment with opportunities for its employees to grow and develop in their careers, supports employees through strong compensation, benefits and health and wellness programs, and identifies programs that strive to build connections between its employees and their communities.

The Company is committed to a culture of respect and integrity and believes it is better when its workforce reflects the diversity of the world it serves, leading to a broader range of perspectives that may yield superior decisions and outcomes. As part of the Company’s journey, one of its goals is to create an environment where employees can bring their whole selves to work, to share new ideas and innovate, and in turn, enhance their overall experience and overall well-being and the performance of the Company.

The Company seeks to make strategic investments into developing employees and the talent pipeline. To assess and improve employee retention and engagement, the Company surveys employees with the assistance of third-party consultants, and seeks to identify relevant actions to address any areas of employee concern.

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

The Company operates as one enterprise, and believes that it prioritizes boundaryless leadership and sound decision making, and that it operates with one plan, delivering customer-centric results. These efforts, combined with its values and behaviors, advances the Company’s ambition to be a simple, agile, and performance-based organization energized by diverse, engaged employees.

Available Information

The Company’s website is www.o-i.com. The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), can be obtained from this site at no cost. The Securities and Exchange Commission (“SEC”) maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

The Company’s Corporate Governance Guidelines, Global Code of Business Conduct and Ethics and the charters of the Audit, Compensation and Talent Development, Nominating/Corporate Governance and Risk Oversight Committees are also available on the “Investors” section of the Company’s website. Copies of these documents are available in print to share owners upon request, addressed to the Corporate Secretary at the address above. The information on the Company’s website is not part of this or any other report that the Company files with, or furnishes to, the SEC.

Information About our Executive Officers

In the following table, the Company sets forth certain information regarding those persons currently serving as executive officers of O-I Glass, Inc. as of February 9, 2022.

Name and Age	Position
Andres A. Lopez (59)

Chief Executive Officer since January 2016; President, Glass Containers and Chief Operating Officer 2015; Vice President and President of O-I Americas 2014–2015; Vice President and President of O-I South America 2009–2014; Vice President of Global Manufacturing and Engineering 2006 – 2009.

Darrow A. Abrahams (48)

Senior Vice President, General Counsel and Corporate Secretary since September 2020; Deputy General Counsel April 2020 – August 2020; Associate General Counsel, Dispute Resolution 2017 – 2020; Assistant General Counsel, Litigation 2015 – 2017; Senior Litigator 2012 – 2015.

Arnaud Aujouannet (52)

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

John A. Haudrich (54)

Senior Vice President and Chief Financial Officer since April 2019; Senior Vice President and Chief Strategy and Integration Officer 2015 – 2019; Vice President and Acting Chief Financial Officer 2015; Vice President Finance and Corporate Controller 2011 – 2015; Vice President of Investor Relations 2009 – 2011.

Vitaliano Torno (63)

President, Business Operations and O-I Europe since July 2020; President, O-I Europe 2016–2020; Managing Director, O-I Europe 2015; Vice President, European countries 2013 – 2015; Vice President, Marketing and sales, Europe 2010 – 2013.

ITEM 1A. RISK FACTORS

Risks Related to the Company’s Business and Industry

COVID-19—The COVID-19 pandemic has resulted, and may likely continue to result in material adverse effects on the Company's business, financial position, liquidity, results of operations and cash flows.

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

The COVID-19 pandemic may also have the effect of heightening many of the other risks described in this Annual Report on Form 10-K, such as those relating to the Company's ability to service its indebtedness; the restrictions placed on the Company under its existing indebtedness; fluctuations in foreign exchange rates; international operations; changes in consumer demand; the global economic environment; operational disruptions; the availability and cost of raw materials; joint ventures; cybersecurity and data privacy; and goodwill; among others.

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

New Glass Melting Technologies—The Company’s inability to develop or apply new glass melting technology may affect its ability to transition to lower-carbon processes and competitiveness.

The Company’s success depends partially on its ability to improve its glass melting technology and introduce processes that emit less carbon. One of these new technologies, known as the MAGMA program, seeks to reduce the amount of capital required to install, rebuild and operate the Company’s furnaces. It also is focused on the ability of these assets to be more easily turned on and off or adjusted based on seasonality and customer demand, utilize more recycled glass, produce lighter containers and use lower-carbon fuels. The Company is implementing its MAGMA program using a multi-generation development roadmap, which will include various deployment risks and will require the discovery of additional inventions through 2025. If the Company is unable to continue to improve this glass melting technology through research and development or licensing of new technology, the Company may not be able to remain competitive with other packaging manufacturers. As a result, its business, financial condition, results of operations or ability to transition to lower carbon operations could be adversely affected.

Energy Costs or Availability—Higher energy costs worldwide and interrupted power supplies may have a material adverse effect on operations.

Electrical power, natural gas, and fuel oil are vital to the Company’s operations as it relies on a continuous energy supply to conduct its business. Depending on the location and mix of energy sources, energy accounts for 10% to 20% of total manufacturing costs. Substantial increases and volatility in energy costs, including those resulting from extreme weather events that affect the Company’s facilities directly or its energy suppliers, could cause the Company to experience a significant increase in operating costs, which may have a material adverse effect on its assets or results of operations.

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

Labor —Some of the Company’s employees are unionized or represented by workers’ councils, and its business could be affected by labor shortages and labor cost increases.

The Company is party to a number of collective bargaining agreements with labor unions, which at December 31, 2021, covered approximately 75% of the Company’s employees directly associated with its operations in the U.S. and Canada. The principal collective bargaining agreement, which at December 31, 2021 covered approximately 73% of the Company’s union-affiliated employees in U.S. and Canada, will expire on March 31, 2022. Approximately 81% of employees in South America and Mexico are covered by collective bargaining agreements. The collective bargaining agreements in South America and Mexico have varying terms and expiration dates. Upon the expiration of any collective bargaining agreement, if the Company is unable to negotiate acceptable contracts with labor unions, it could result in strikes by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. In Europe, a large number of the Company’s employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S. Such employment rights require the Company to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, most of the Company’s employees in Europe are represented by workers’ councils that must approve any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure the Company’s workforce.

In addition, an increase in labor costs, strikes or other work stoppages, disruptions at the Company’s facilities or other labor disruptions could adversely affect its operations and increase expenses. The COVID-19 pandemic has caused an overall tightened and increasingly competitive labor market. A number of factors may adversely affect the labor force available to the Company, including unemployment subsidies, the need for enhanced health and safety protocols and government regulations in the jurisdictions in which it operates. Increased competition for qualified labor could result in higher compensation costs for the Company, and a continuation of labor shortages, a lack of qualified labor or increased turnover could result in a significant disruption of its operations and/or higher ongoing labor costs, which may have a material adverse effect on operations.

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

The Company may consider strategic transactions, including acquisitions that will complement, strengthen and enhance growth in its worldwide glass operations. The Company evaluates opportunities on a preliminary basis from time-to-time, but these transactions may not advance beyond the preliminary stages or be completed. Such acquisitions are subject to various risks and uncertainties, including: the inability to integrate effectively the operations, products, technologies and personnel of the acquired companies (some of which may be located in diverse geographic regions) and achieve expected synergies; the potential disruption of existing business and diversion of management’s attention from day-to-day operations; the inability to maintain uniform standards, controls, procedures and policies; the need or obligation to divest portions of the acquired companies; the potential impairment of relationships with customers; the potential failure to identify material problems and liabilities during due diligence review of acquisition targets; the potential failure to obtain sufficient indemnification rights to fully offset possible liabilities associated with acquired businesses; and the challenges associated with operating in new geographic regions. In addition, the Company cannot make assurances that the integration and consolidation of newly acquired businesses will achieve any anticipated cost savings and operating synergies.

Goodwill—A significant write-down of goodwill would have a material adverse effect on the Company’s reported results of operations and net worth.

Goodwill at December 31, 2021 totaled $1.84 billion, representing approximately 21% of total assets. The Company evaluates goodwill annually (or more frequently if impairment indicators arise) for impairment using the required business valuation methods. These methods include the use of a weighted average cost of capital to calculate the present value of the expected future cash flows of the Company’s reporting units. Future changes in the cost of capital, expected cash flows, or other factors may cause the Company’s goodwill to be impaired, resulting in a non-cash charge against results of operations to write-down goodwill for the amount of the impairment. If a significant write down is required, the charge would have a material adverse effect on the Company’s reported results of operations and net worth. For example, the Company recorded a non-cash impairment charge of $595 million in the third quarter of 2019, which was equal to the excess of the North American reporting unit's carrying value over its fair value. The goodwill related to the North America reporting unit remains the reporting unit that has the greatest risk of future impairment charges given the difference (28%) between the business enterprise value and carrying value of this reporting unit as of October 1, 2021.

Pension Funding—An increase in the underfunded status of the Company’s pension plans could adversely impact the Company’s operations, financial condition and liquidity.

The Company contributed $84 million, $103 million and $33 million to its defined benefit pension plans in 2021, 2020 and 2019, respectively. The amount the Company is required to contribute to these plans is determined by the laws and regulations governing each plan, and is generally related to the funded status of the plans. A deterioration in the value of the plans’ investments or a decrease in the discount rate used to calculate plan liabilities generally would increase the underfunded status of the plans. An increase in the underfunded status of the plans could result in an increase in the Company’s obligation to make contributions to the plans, thereby reducing the cash available for working capital and other corporate uses, and may have an adverse impact on the Company’s operations, financial condition and liquidity.

Risks Related to the Corporate Modernization

Plan of Reorganization—The resolution of asbestos claims pursuant to Paddock’s previously announced agreement-in-principle is subject to a number of risks and uncertainties that may prevent or delay implementation of the resolution of these claims on the terms set forth in such agreement-in-principle.

On April 26, 2021, the Company announced that its subsidiary, Paddock Enterprises LLC (“Paddock”) reached an agreement in principle to accept the terms of a mediator’s proposal regarding a consensual plan of reorganization under the Bankruptcy Code. The agreement in principle provides for total consideration of $610 million to fund a trust on the effective date of a plan of reorganization, subject to definitive documentation and satisfaction of certain conditions. The agreement in principle was reached with both the Future Claimants’ Representative and the Asbestos Claimants Committee, who agreed to support a plan of reorganization for Paddock that incorporates the settlement. On January 12, 2022, Paddock, O-I Glass, the Future Claimants’ Representative and the Asbestos Claimants’ Committee (collectively, the “Plan Proponents”) jointly proposed the Plan of Reorganization for Paddock Enterprises, LLC Under Chapter 11 of the Bankruptcy Code, dated January 12, 2022 (including any supplements and exhibits thereto, either in its present form or as the same may be amended, modified or supplemented from time to time in accordance with the terms thereof, the “Plan”). In connection with the Plan, the Plan Proponents also filed in Paddock’s Chapter 11 case the Disclosure Statement Plan of Reorganization for Paddock Enterprises, LLC Under Chapter 11 of the Bankruptcy Code, dated January 12, 2022 (including any supplements and exhibits thereto, either in its present form or as the same may be amended, modified or supplemented from time to time in accordance with the terms thereof, the “Disclosure Statement”). The Bankruptcy Court has scheduled a hearing to consider approval of the Disclosure Statement for February 16, 2022.

The Plan will require the approval by at least 75% of asbestos claimants voting on the Plan and be subject to approval by the Bankruptcy Court and the District Court. If approved and consummated, the Plan would permanently resolve all current and future Asbestos Claims against Paddock, and would protect all of O-I Glass and its subsidiaries from those claims, under Section 524(g) of the U.S. Bankruptcy Code. In connection with the agreement in principle, the Company recorded a charge of $154 million related to its potential liability under the Paddock support agreement for the quarter ended March 31, 2021, primarily related to an increase to Paddock’s asbestos reserve estimate in consideration for the channeling injunction to be included in the Plan protecting Company Protected Parties from Asbestos Claims, as well as certain other adjustments to Paddock’s assets and liabilities, including estimated professional fees and expenses to be incurred in confirming and implementing the Plan.

The confirmation and consummation of the Plan, and accordingly the final resolution of Asbestos Claims against Paddock in accordance with the Plan, are subject to a number of risks and uncertainties, which could have the effect of delaying or preventing the confirmation and consummation of the Plan, increasing the Company’s costs in connection with effecting the settlement and the consummation of the Plan or reducing the benefit related to the consummation of the Plan. In light of these risks and uncertainties, the Company cannot provide assurance that the Plan, as contemplated by the agreement in principle or as filed, will be consummated on the time schedule that the Company anticipates or at all, or if consummated that the Company will recognize all benefits from the consummation of the Plan that the Company anticipates. These risks and uncertainties include:

●	the risk that the parties to the settlement are unable to agree upon the final documents implementing the Plan;
●	the risk that the Plan is not approved by a favorable vote of 75% of the holders of asbestos claims voting on the Plan;
●	the risk that the Plan is not approved by the Bankruptcy Court or the District Court and that orders so approving the Plan and issuing the protective injunctions do not become final; and
●	risks and uncertainties if any interested parties object to the Plan or appeal any order issued by the Bankruptcy Court or District Court approving the Plan, which objections and appeals, even if favorably resolved, may delay the consummation of the Plan and increase the Company’s costs in connection with the agreement-in-principle, Plan and related proceedings.

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

On January 6, 2020 (the “Petition Date”), Paddock voluntarily filed for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware to equitably and finally resolve all of its current and future Asbestos Claims (as defined herein). O-I Glass and O-I Group were not included in the Chapter 11 filing. Paddock’s ultimate goal in its Chapter 11 case is to confirm a plan of reorganization under Section 524(g) of the Bankruptcy Code and utilize this specialized provision to establish a trust that will address all current and future Asbestos Claims. Paddock has been deconsolidated from the Company’s financial statements since the Petition Date.

The amount that will be necessary to fully and finally resolve all of Paddock’s current and future asbestos-related claims is uncertain. Several risks and uncertainties related to Paddock’s Chapter 11 case could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows, including the value of Paddock, as deconsolidated, reflected in the Company’s financial statements, the ultimate amounts necessary to fund any trust established pursuant to Section 524(g) of the Bankruptcy Code, the potential for the Company’s asbestos-related exposure to extend beyond Paddock arising from corporate veil piercing efforts or other claims by asbestos plaintiffs, the costs of the Chapter 11 proceedings and the length of time necessary to resolve the case, either through settlement or as a result of litigation arising in connection with the Chapter 11 proceeding, and the possibility that Paddock will be unsuccessful in achieving the results it is seeking through its Chapter 11 case.

As part of the Corporate Modernization transactions, O-I Glass entered into a support agreement with Paddock that requires O-I Glass to provide funding to Paddock for all permitted uses, subject to the terms of the support agreement, and that is designed to ensure that Paddock remains solvent. The key objective of the support agreement is to ensure that Paddock has the same ability to fund the costs related to Asbestos Claims (as defined herein) as O-I, which funded asbestos-related liabilities out of cash funded from its subsidiaries.

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

Beginning with the initial liability of $975 million established in 1993, O-I had accrued a total of approximately $5.0 billion through 2019, before insurance recoveries, for its asbestos-related liability. O-I’s ability to estimate its liability had been significantly affected by, among other factors, the volatility of asbestos-related litigation in the United States, the significant number of co-defendants that have filed for bankruptcy, the inherent uncertainty of future disease incidence, the claiming patterns against O-I, the significant expansion of the types of defendants that are sued in the litigation, and the continuing changes in the way in which these defendants participated in the resolution of the cases in which O-I was also a defendant.

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

Following the Corporate Modernization transactions, asbestos-related liabilities that were previously paid by O-I now reside at Paddock. The Company undertook the Corporate Modernization transactions, which resulted in the legacy liabilities of O-I residing within Paddock, separate from the active operations of the Company’s subsidiaries, while fully maintaining Paddock’s ability to access the value of those operations to support its legacy liabilities through the support agreement. The Corporate Modernization transactions also helped ensure that Paddock has the same ability to fund the costs of defending and resolving present and future Asbestos Claims as O-I previously did, through Paddock’s retention of its own assets to satisfy these claims and through its access to additional funds from the Company through the support agreement. The Company anticipates that, as a result of Paddock’s Chapter 11 filing, Paddock’s asbestos-related liabilities will be assessed and ultimately paid out in connection with a confirmed Chapter 11 plan of reorganization, which remains subject to the risks and uncertainties discussed in the other risk factors included in this “Risks Related to the Corporate Modernization” section. See “Critical Accounting Estimates” and Note 15 to the Consolidated Financial Statements for additional information about the Company’s asbestos-related liability.

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

Cybersecurity and Data Privacy—Security breaches affecting the Company or its third-party service providers could disrupt the Company’s business operations, result in the loss of critical and confidential information, and have a material adverse effect on its business, reputation and results of operations.

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

The Company has a significant amount of debt. As of December 31, 2021 and December 31, 2020, the Company had approximately $4.8 billion and $5.1 billion of total debt outstanding, respectively.

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

The Company’s ability to make payments on, to refinance its indebtedness and to fund working capital, capital expenditures, acquisitions, development efforts and other general corporate endeavors depends on its ability to generate cash in the future. The Company makes no assurance that it will generate sufficient cash flow from operations, or that future borrowings will be available under the secured credit agreement, in an amount sufficient to enable the Company to pay its indebtedness, or to fund other liquidity needs. If short-term interest rates increase, the Company’s debt service cost will increase because some of its debt is subject to short-term variable interest rates. At December 31, 2021, the Company’s debt, including interest rate swaps, that is subject to variable interest rates represented approximately 29% of total debt.

Further, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR beginning in 2022 and ceasing all such rates by mid-2023. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD-LIBOR for use in debt instruments, derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR, and organizations are currently working on industry wide and company specific transition plans as they relate to derivatives, debt and cash markets exposed to USD-LIBOR. Approximately 11% of the Company’s long-term indebtedness is indexed to USD-LIBOR, and it is monitoring this activity and evaluating the related risks. Although an alternative to LIBOR has been contemplated in the Company’s bank credit agreement, it is unclear as to the new method of calculating LIBOR that may evolve, and this new method could adversely affect the Company’s interest rates on its indebtedness.

The Company may need to refinance all or a portion of its indebtedness on or before maturity. If the Company is unable to generate sufficient cash flow and is unable to refinance or extend outstanding borrowings on commercially reasonable terms or at all, it may have to reduce or delay capital expenditures planned for replacements, improvements and expansions, sell assets, restructure debt; and/or obtain additional debt or equity financing. The Company can provide no assurance that it could effect or implement any of these alternatives on satisfactory terms, if at all.

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

The Company operates manufacturing and other facilities throughout the world. Net sales from non-U.S. operations totaled approximately $4.6 billion, representing approximately 72% of the Company’s net sales for the year ended December 31, 2021. Operations outside the U.S. that accounted for 10% or more of consolidated net sales from continuing operations in 2021 were in France, Italy and Mexico. In addition, the Company is a 50% partner in a joint venture in Mexico.

As a result of its non-U.S. operations, the Company is subject to risks associated with operating in foreign countries, including: political, social and economic instability; war, civil disturbance or acts of terrorism; outbreaks of pandemic disease, such as COVID-19; taking of property by nationalization or expropriation without fair compensation; changes in governmental policies and regulations; devaluations and fluctuations in currency exchange rates; imposition of limitations on conversions of foreign currencies into dollars or remittance of dividends and other payments by foreign subsidiaries; imposition or increases of withholding and other taxes on remittances and other payments by foreign subsidiaries; hyperinflation in certain foreign countries; impositions or increase of investment and other restrictions or requirements by foreign governments; loss or non-renewal of treaties or other agreements with foreign tax authorities; changes in tax laws, or the interpretation thereof, including those affecting foreign tax credits or tax deductions relating to the Company’s non-U.S. earnings or operations; and complying with the U.S. Foreign Corrupt Practices Act that prohibits companies and their intermediaries from engaging in bribery or other prohibited payments to foreign officials for the purposes of obtaining or retaining business or gaining an unfair business advantage and requires companies to maintain accurate books and records and effective internal controls. The risks associated with operating in foreign countries may have a material adverse effect on operations.

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

Risks Related to Legal and Regulatory Matters, Sustainability and Climate Change

Taxes—Potential tax law and U.S. trade policy changes could adversely affect net income and cash flow.

The Company is subject to income tax in the numerous jurisdictions in which it operates. Increases in income tax rates or other tax law changes, as well as ongoing audits by domestic and international authorities, could reduce the Company’s net income and cash flow from affected jurisdictions. In particular, the U.S. government has proposed significant changes to the taxation of corporations, which may include the following: an increase in the corporate income tax rate, the imposition of minimum taxes or surtaxes on certain types of income, significant changes to the taxation of income derived from international business activities, and the addition of further limitations on interest deductions. While various proposals are under active consideration, it is unclear at this time what, if any, changes will be enacted and the impact and timing thereof. If these proposals are ultimately enacted into legislation, they could materially impact the Company’s tax provision, cash tax liability and effective tax rate. Further, it is reasonable to expect that global taxing authorities will be reviewing current legislation for potential modifications in reaction to the implementation of the U.S. legislation. The proposed changes to U.S. tax laws, along with the potential for additional global tax legislation changes, such as restrictions on interest deductibility, deductibility of cross-jurisdictional payments, and limitations on the utilization of tax attributes could have a material adverse impact on net income and cash flow by impacting significant deductions or income inclusions. In addition, the Company’s products are subject to import and excise duties and/or sales or value-added taxes in many jurisdictions in which it operates. Increases in these indirect taxes could affect the affordability of the Company’s products and, therefore, reduce demand.

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

Many international legislative and regulatory bodies have proposed legislation and begun investigations of the tax practices of multinational companies and, in the European Union, the tax policies of certain EU member states. One of these efforts has been led by the OECD, an international association of more than 35 countries including the United States. One area of focus is base erosion and profit shifting, including situations where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. The OECD has defined Global Anti-Base Erosion Rules to ensure large multinational companies pay a minimum level of tax of 15% on the income arising in each of the jurisdictions where they operate, although jurisdictions are not required to adopt the global minimum tax rules. Since 2013, the European Commission (EC) has been investigating tax rulings granted by tax authorities in a number of EU member states with respect to specific multinational corporations to determine whether such rulings comply with EU rules on state aid, as well as more recent investigations of the tax regimes of certain EU member states. If the EC determines that a tax ruling or tax regime violates the state aid restrictions, the tax authorities of the affected EU member state may be required to collect back taxes for the period of time covered by the ruling. Due to the large scale of the Company’s U.S. and international business activities, many of these proposed changes to the taxation of the Company’s activities, if enacted, could increase the Company’s worldwide effective tax rate and harm results of operations.

Corporate tax reform, anti-base-erosion rules and tax transparency continue to be high priorities in many jurisdictions. As a result, policies regarding corporate income and other taxes in numerous jurisdictions are under heightened scrutiny and tax reform legislation has been, and will likely continue to be, proposed or enacted in a number of jurisdictions in which the Company operates. Further, many jurisdictions have passed legislation, and may pass additional legislation, intended to address the economic burdens of COVID-19 and to fund economic recovery and growth. This could include opportunities to increase tax revenues collected from local corporations through legislation or more aggressive tax audit enforcement. Any substantial changes in domestic or international corporate tax policies, regulations or guidance, enforcement activities or legislative initiatives may materially adversely affect the Company.

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

The Company has incurred, and expects to incur, costs for its operations to comply with environmental legal requirements, and these costs could increase in the future. Many environmental legal requirements provide for substantial fines, orders (including orders to cease operations), and criminal sanctions for violations. These legal requirements may apply to conditions at properties that the Company presently or formerly owned or operated, as well as at other properties for which the Company may be responsible, including those at which wastes attributable to the Company were disposed. A significant order or judgment against the Company, the loss of a significant permit or license or the imposition of a significant fine may have a material adverse effect on operations or to the Company’s reputation as it focuses on its sustainability initiatives and targets.

Glass Recycling, Deposit Return Systems, Extended Producer Responsibility and Recycled Content Requirements—The Company’s business and its ability to meet climate-change goals may be impacted by recycling and recycled-content laws and regulations.

In the U.S., Canada, Europe and elsewhere, government authorities have adopted, modified, or are considering recycling and recycled-content laws and regulations, including Extended Producer Responsibility (“EPR”) and deposit-return system (“DRS”) frameworks. EPR, DRS, and other packaging recycling regulations may impose fees, mandate certain recycling rates, require a minimum use of recycled materials, or result in limitations on or preferences for certain types of packaging. The Company believes that governments worldwide will continue to develop and enact such legal requirements, which have the potential to influence customer and end-consumer packaging choices. As of December 31, 2021, there were a number of U.S. states, Canadian provinces and territories and European countries with some form of legal regulation that imposes fees on producers or consumers or requirements for certain levels of recycled content affecting various types of packaging, including glass containers.

Countries, states, and localities in all geographies in which the Company operates have recently considered or are now considering new or modified EPR, DRS, and recycled-content regulations, including various laws and regulations to change curbside recycling, or create alternatives to traditional recycling systems. Although there is no clear trend in the direction of these various activities, the Company believes these legal and regulatory activities have the potential to materially impact the price and supply of recycled glass. The structure and enforcement of such laws and regulations may impact the sales of glass containers in a given jurisdiction. Such laws and regulations also impact the availability of post-consumer recycled glass for the Company to use in container production. As a large user of recycled glass for making new glass containers, developments regarding recycling and recycled-content laws and regulations could have a significant long-term impact on the Company’s operations that are affected by such regulations and could have a material adverse effect on the Company’s financial condition, results of operations, cash flows, and the ability to meet climate-change-related targets or goals.

Climate-Change and Air Emissions—The Company’s business, ability to meet climate-change goals, and transition to lower-carbon processes may be impacted by new, changed, or increased regulations or requirements relating to air emissions and the use of fossil fuels, or by the physical impacts of climate change.

A number of governments globally are increasingly considering a variety of mandatory legal or regulatory requirements or voluntary initiatives in relation to climate-change or environmental issues. Additionally, entities across many sectors in private industry are considering and introducing climate change and environmental criteria as a factor or commercial term in decisions relating to activities, including lending, insurance, investing, and purchasing. The Company is unable to predict what climate-change or environmental criteria or requirements may be adopted or supported by governments and private sector entities in the future, or the impacts of such initiatives on its financial condition, results of operations, access to and cost of capital and cash flows, which may be materially adverse.

In Europe, the European Union Emissions Trading Scheme (“EUETS”) is a regulatory regime that facilitates emissions reductions in the EU. The Company’s manufacturing facilities that operate in EU countries must surrender an amount of emissions allowances equal to the volume of their CO2 emissions. The Company’s manufacturing facilities currently receive a certain amount of allowances for free from national regulators, and, if the actual level of emissions for any facility exceeds its allocated allowance, additional allowances can be bought to cover deficits. Conversely, if the actual level of emissions for any facility is less than its allocation, the excess allowances can be sold. The Company annually purchases additional allowances under the EUETS. Should the regulators significantly restrict the number of emissions allowances allocated for free to the Company’s plants, or change the availability of such allowances, or if the price of such allowances increases significantly, these events could have a significant long-term impact on the Company’s operations that are affected by such regulations and could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. It is currently proposed that allocation of allowances will be phased out after 2026.

In the Americas, the U.S., Mexico, and Canada have engaged in significant legislative, regulatory, and enforcement activities relating to greenhouse gas (“GHG”) emissions for years at the federal, state and provincial levels of government. In the U.S., the Environmental Protection Agency (the “EPA”) regulates emissions of GHG air pollutants under the Clean Air Act, which grants the EPA authority to establish limits for certain air pollutants and to require compliance, levy penalties and bring civil judicial action against violators. The EPA’s GHG regulations continue to evolve, as the structure and scope of the regulations are often the subject of litigation and federal legislative activity. The state of California in the U.S., Mexico, the Canadian federal government, and the province of Quebec have adopted cap-and-trade legislation aimed at reducing GHG emissions, and other U.S. jurisdictions have elected to participate in this and other cap-and-trade programs. Additionally, smaller municipalities in the U.S. have engaged in legislative and regulatory activity to price carbon and other emissions. New GHG regulations or significant fluctuations in the values within a carbon-trading or carbon-tax framework in any country, state/province, or municipality where the Company operates could have a significant long-term impact on the Company’s operations that are affected by such regulations and could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

The Company experiences a variety of impacts due to weather-related events, including severe weather and events related to climate change, which may include extreme storms, flooding and wildfires, across its 70 manufacturing facilities in 19 different countries. The frequency and severity of severe weather conditions which impact the Company’s business activities may be impacted by the effects of climate change in future years, although it is currently impossible to predict with accuracy the scale of such impact. These resulting impacts could have a material adverse effect on the Company’s business, results of operations, and financial condition.

ESG Scrutiny—Increased environmental, social and governance (ESG) scrutiny and changing expectations from stakeholders may impose additional costs or additional risks.

In recent years, increasing attention has been given to corporate activities related to ESG matters. A number of advocacy groups, both domestically and internationally, have campaigned for governmental and private-sector action to promote change at public companies related to ESG matters, including increasing attention on and demands for action related to climate change, as well as social and political matters. Companies that do not adapt to or comply with expectations and standards on ESG matters as they continue to evolve, or that are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition or stock price of such a company could be materially and adversely affected. There is an increase in the issuance of public and private frameworks under which organizations are urged or compelled to disclose ESG-related information. These frameworks use different assumptions and require differing levels of information. Similarly, there is an increase in for-profit and non-profit organizations that issue evaluations, ratings, or grades on an organization’s ESG performance. The assumptions and criteria used by these organization vary and change and produce differing results. The Company’s operations, projects and growth opportunities require it to have strong relationships with various key stakeholders, including its shareowners, employees, suppliers, customers, local communities and others. The Company may face pressures from shareowners, many of whom are increasingly focused on climate change, to prioritize sustainable practices, reduce its carbon footprint and promote ESG matters, while at the same time remaining a successfully operating public company. If the Company does not successfully manage expectations across these varied stakeholder interests, it could erode its stakeholder trust and thereby affect its brand and reputation, which could have a material adverse effect on its business, results of operations, and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The principal manufacturing facilities and other material important physical properties of the Company at December 31, 2021 are listed below. All properties are glass container plants and are owned in fee, except where otherwise noted.

Americas Operations
Brazil
Recife	Sao Paulo
Rio de Janeiro	Vitoria de Santo Antao

Canada
Brampton, Ontario	Montreal, Quebec

Colombia
Buga (tableware)	Zipaquira
Soacha

Ecuador
Guayaquil

Mexico
Guadalajara	Tlanepantla Estado de Mexico
Monterrey	Toluca
Queretaro	Tultitlan Estado de Mexico

Peru
Callao	Lurin

United States
Auburn, NY	Portland, OR
Brockway, PA	Streator, IL
Crenshaw, PA	Toano, VA
Danville, VA	Tracy, CA
Kalama, WA(1)	Waco, TX
Lapel, IN	Windsor, CO
Los Angeles, CA	Winston-Salem, NC
Muskogee, OK	Zanesville, OH

European Operations
Czech Republic
Dubi	Nove Sedlo

Estonia
Jarvakandi

France
Beziers	Vayres
Gironcourt	Veauche
Labegude	Vergeze
Puy-Guillaume	Wingles
Reims

Germany
Bernsdorf	Rinteln
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
Perrysburg, Ohio

Distribution Center
Laredo, TX(1)

China
Zhaoqing

Indonesia
Jakarta

Corporate Facilities
Perrysburg, Ohio	Vufflens-la-Ville, Switzerland(1)
(1)	This facility is leased in whole or in part.

The Company believes that its facilities are well maintained and currently adequate for its planned production requirements over the next three to five years.

ITEM 3. LEGAL PROCEEDINGS

SEC regulations require the Company to disclose certain information about environmental proceedings if the Company reasonably believes that such proceedings may result in monetary sanctions above a stated threshold. The Company uses a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required. No such environmental proceedings were pending or contemplated as of December 31, 2021.

For further information on legal proceedings, see Note 15 to the Consolidated Financial Statements.

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

Following the implementation of the Corporate Modernization, the Company’s common stock continues to be listed on the New York Stock Exchange on an uninterrupted basis with the symbol OI. The number of share owners of record on December 31, 2021 was 844. Approximately 99% of the outstanding shares were registered in the name of Depository Trust Company, or CEDE & Co., which held such shares on behalf of a number of brokerage firms, banks, and other financial institutions.

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

The Company regularly purchases shares pursuant to a $150 million anti-dilutive share repurchase plan authorized by the Board of Directors that is intended to offset stock-based compensation provided to the Company’s directors, officers, and employees. The following table provides information about the Company’s purchases of its common stock during the three months ended December 31, 2021:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in millions)
October 1 - October 31, 2021	680	$14.68	680	110
November 1 - November 30, 2021				110
December 1 - December 31, 2021				110

	Years Ending December 31,
	2016	2017	2018	2019	2020	2021
O-I Glass, Inc.	$100.00	$127.34	$99.02	$69.61	$69.74	$70.51
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
Packaging Group	100.00	109.98	103.58	136.38	171.41	189.88

Note: Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2022

Note: Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All right reserved.

The graph above compares the performance of the Company’s Common Stock with that of a broad market index (the S&P 500 Composite Index) and a packaging group consisting of companies with lines of business or product end uses comparable to those of the Company for which market quotations are available.

The packaging group consists of: AptarGroup, Inc., Ardagh Group S.A., Ball Corp., Crown Holdings, Inc., O-I Glass, Inc., Sealed Air Corp., Silgan Holdings Inc., and Sonoco Products Co. The comparison of total return on investment for each period is based on the investment of $100 on December 31, 2016 and the change in market value of the stock, including additional shares assumed purchased through reinvestment of dividends, if any.

++

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s measure of profit for its reportable segments is segment operating profit, which consists of consolidated earnings from continuing operations before interest income, interest expense, and provision for income taxes and excludes amounts related to certain items that management considers not representative of ongoing operations and other adjustments as well as certain retained corporate costs. The segment data presented below is prepared in accordance with general accounting principles for segment reporting. The lines titled “reportable segment totals” in both net sales and segment operating profit, however, are non-GAAP measures when presented outside of the financial statement footnotes. Management has included reportable segment totals below to facilitate the discussion and analysis of financial condition and results of operations and believes this information allows the Board of Directors, management, investors and analysts to better understand the Company’s financial performance. The Company’s management uses segment operating profit, in combination with net sales and selected cash flow information, to evaluate performance and to allocate resources. Segment operating profit is not, however, intended as an alternative measure of operating results as determined in accordance with U.S. GAAP and is not necessarily comparable to similarly titled measures used by other companies.

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

The following discussion describes the Company’s consolidated results of operations for the year ended December 31, 2021. The COVID-19 pandemic impacted the Company’s shipment and production levels in 2020 and, to a lesser extent, 2021. The Company is actively monitoring the continued impact of the pandemic, which could negatively impact its business, results of operations, cash flows and financial position beyond 2021.

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

For discussion related to changes in financial condition and the results of operations for 2020 compared to 2019, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 16, 2021.

Financial information regarding the Company’s reportable segments is as follows (dollars in millions):

	2021	2020
Net sales:
Americas	$3,557	$3,322
Europe	2,687	2,364
Asia Pacific		281
Reportable segment totals	6,244	5,967
Other	113	124
Net sales	$6,357	$6,091

	2021	2020
Segment operating profit:
Americas	$456	$395
Europe	371	264
Asia Pacific		19
Reportable segment totals	827	678
Items excluded from segment operating profit:
Retained corporate costs and other	(171)	(145)
Gain on sale of miscellaneous assets	84
Gain on sale of ANZ businesses		275
Brazil indirect tax credit	71
Pension settlement charges	(74)	(26)
Restructuring, asset impairment and other charges	(35)	(142)
Strategic transaction and corp. modernization costs		(8)
Charge related to Paddock support agreement liability	(154)
Charge for deconsolidation of Paddock		(14)
Interest expense, net	(216)	(265)
Earnings from continuing operations before income taxes	332	353
Provision for income taxes	(167)	(89)
Earnings from continuing operations	165	264
Gain from discontinued operations	7
Net earnings	172	264
Net earnings attributable to noncontrolling interests	(23)	(15)
Net earnings attributable to the Company	$149	$249
Net earnings from continuing operations attributable to the Company	$142	$249

Note: all amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview—Comparison of 2021 with 2020

Net sales in 2021 were $266 million, or approximately 4%, higher than in 2020 primarily due to stronger shipments than the prior year period, which was more significantly impacted by COVID-19. Net sales were negatively impacted by the sale of the Company’s ANZ businesses in 2020, the sale of the Company’s plant in Argentina in January 2021 and the impact of severe weather in the southern United States in February 2021. Net sales were positively impacted by the favorable effects of changes in foreign currency exchange rates and higher prices.

Earnings from continuing operations before income taxes were $21 million lower in 2021 compared to the prior year. This decrease was primarily due to the non-recurrence of the gain on the sale of the ANZ businesses in 2020, a higher Paddock-related charge in 2021 and higher retained corporate costs and other in 2021, partially offset by higher segment operating profit, higher gains on the sale of miscellaneous assets in 2021, a gain recorded on a Brazilian indirect tax credit in 2021, lower restructuring charges and lower interest expense than in 2020. Segment operating profit for reportable segments for 2021 was $149 million higher than in the prior year, primarily due to higher sales and production levels, as well as strong operating performance and the benefit of margin expansion initiatives.

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

Net interest expense in 2021 decreased $49 million compared to 2020, primarily due to lower refinancing fees and charges and lower debt levels in 2021.

In 2021, the Company recorded net earnings from continuing operations attributable to the Company of $142 million, or $0.88 per share (diluted), compared to $249 million, or $1.57 per share (diluted), in 2020. As discussed below, earnings in both periods included items that management considers not representative of ongoing operations and other adjustments. These items decreased earnings from continuing operations attributable to the Company by $152 million, or $0.95 per share, in 2021 and increased earnings from continuing operations attributable to the Company by $55 million, or $0.35 per share, in 2020.

Results of Operations—Comparison of 2021 with 2020

Net Sales

The Company’s net sales in 2021 were $6,357 million compared with $6,091 million in 2020, an increase of $266 million, or approximately 4%. Total glass container shipments, in tons, were up less than 1% in 2021 compared to the prior year and were impacted by the sale of the Company’s ANZ businesses on July 31, 2020 and the sale of the Company’s plant in Argentina in January 2021. The non-recurrence of the shipments related to these divestitures reduced net sales by approximately $305 million in 2021. Excluding the divested businesses, glass container shipments increased approximately 5%, increasing net sales by approximately $304 million, in 2021 compared to 2020, which was more significantly impacted by COVID-19. Higher selling prices increased net sales by $179 million in 2021. Favorable foreign currency exchange rates increased net sales by $99 million in 2021 compared to the prior year, primarily driven by the strengthening of the Euro and the Mexican peso compared to the U.S. dollar. Other sales were approximately $11 million lower in 2021 than in the prior year driven by lower machine parts sales to third parties.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales— 2020		$5,967
Price	$179
Sales volume and mix	304
Effects of changing foreign currency rates	99
Divestitures	(305)
Total effect on net sales		277
Net sales— 2021		$6,244

Americas: Net sales in the Americas in 2021 were $3,557 million compared to $3,322 million in 2020, an increase of $235 million, or approximately 7%. Higher selling prices in the region increased net sales by $160 million in 2021, driven by higher cost inflation especially in the second half of the year. Total glass container shipments in the region were up approximately 1% in 2021 compared to the prior year, which was more significantly impacted from COVID-19. Higher organic shipments (excluding the impacts from divestitures) increased net sales by approximately $77 million in 2021 and more than offset the impact of severe weather that affected the southern United States in February 2021, choppy demand patterns and mix management from lower margin categories given tight inventory conditions and ongoing supply chain challenges, which are expected to continue into 2022. The divestiture of a plant in Argentina reduced net sales by approximately $24 million in 2021. Excluding the divestiture, glass container shipments were up approximately 2% in 2021.

The favorable effects of foreign currency exchange rate changes increased net sales by $22 million in 2021 compared to 2020 as the Mexican peso strengthened in relation to the U.S. dollar.

Europe: Net sales in Europe in 2021 were $2,687 million compared to $2,364 million in 2020, an increase of $323 million, or approximately 14%. Glass container shipments in 2021 were up approximately 9%, increasing net sales by approximately $227 million, compared to 2020, driven by stronger shipments to wine and beer customers. Favorable foreign currency exchange rates increased the region’s net sales by approximately $77 million in 2021 as the Euro strengthened in relation to the U.S. dollar. Higher selling prices in Europe increased net sales by $19 million in 2021.

Asia Pacific: Net sales in Asia Pacific in 2021 were $0 compared to $281 million in 2020, a decrease of $281 million, due to the sale of the ANZ businesses in the third quarter of 2020.

Earnings from Continuing Operations before Income Taxes and Segment Operating Profit

Earnings from continuing operations before income taxes were $332 million in 2021 compared to $353 million in 2020, a decrease of $21 million, or approximately 6%. This decrease was primarily due to the non-recurrence of the gain on the sale of the ANZ businesses in 2020, a higher Paddock-related charge in 2021 and higher retained corporate costs and other in 2021, partially offset by higher segment operating profit, higher gains on the sale of miscellaneous assets in 2021, a gain recorded on a Brazilian indirect tax credit in 2021, lower restructuring charges and lower interest expense than in 2020.

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

Segment operating profit of reportable segments in 2021 was $827 million, compared to $678 million in 2020, an increase of $149 million, or approximately 22%. This increase was primarily due to higher sales and production levels, strong operating performance and benefits from the Company’s margin expansion initiatives in 2021.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Segment operating profit - 2020		$678
Net price (net of cost inflation)	$(49)
Sales volume	72
Operating costs	134
Effects of changing foreign currency exchange rates	8
Divestitures	(16)
Total net effect on segment operating profit		149
Segment operating profit - 2021		$827

Americas: Segment operating profit in the Americas in 2021 was $456 million compared to $395 million in 2020, an increase of $61 million, or 15%. The impact of higher organic sales discussed above increased segment operating profit by $21 million. Selling prices exceeded cost inflation resulting in a net $4 million increase to segment operating profit in 2021.

Operating costs in 2021 were $32 million lower than in the prior year, which improved segment operating profit. Included within these operating costs were benefits from the region’s margin expansion initiatives and higher production volumes. The effects of foreign currency exchange rates increased segment operating profit by $1 million in the current year period. The divestiture of the region’s plant in Argentina improved segment operating profit by approximately $3 million in 2021. Also, the region’s closure of a plant in the second quarter of 2020 did not have a material impact on its profitability in 2021, and significant savings are not expected in future periods, but the closure is expected to avoid anticipated losses from this plant in the future. The outcome of this plant closure is in-line with management’s expectations.

Included in the above discussion of the factors affecting the region’s results, the Company estimates that segment operating profit in 2021 was negatively impacted by approximately $38 million from the severe weather that occurred in February of 2021, which includes surcharges for usage or excess usage of electricity and natural gas during the period of severe weather, as well as the estimated impacts of lost production downtime, lost sales and the cost of incremental repairs.

In December 2021, the Company entered into an agreement to sell its glass tableware business in Colombia. This agreement is expected to close during the first half of 2022, subject to customary regulatory approvals and other closing conditions. This divestiture is part of the Company’s portfolio optimization program to divest non-core assets and decapitalize the business through several sale-leaseback transactions and redeploy the proceeds to help fund attractive growth opportunities, which primarily include capital expenditures related to expansion projects and investments in the Company’s MAGMA innovation, as well as to reduce debt. Once completed, this divestiture is expected to reduce annual net sales in the Americas by approximately $65 million and reduce annual segment operating profit by approximately $17 million, both on a full year basis. The Company expects incremental net sales and segment operating profit to be generated by the expansion projects and MAGMA investments starting in 2023.

Europe: Segment operating profit in Europe in 2021 was $371 million compared to $264 million in 2020, an increase of $107 million, or 41%. The impact of higher shipments discussed above increased segment operating profit by $51 million. Higher production volumes and benefits from margin expansion initiatives and cost control measures reduced the region’s operating costs and increased segment operating profit by approximately $102 million in 2021 compared to the prior year. Cost inflation exceeded selling prices and decreased segment operating profit by $53 million in 2021 compared to 2020. The effects of foreign currency exchange rates increased segment operating profit by $7 million in the current year period.

Asia Pacific: Segment operating profit in Asia Pacific in 2021 was $0 compared to $19 million in 2020, a decrease of $19 million, due to the sale of the ANZ businesses in the third quarter of 2020.

Interest Expense, Net

Net interest expense in 2021 was $216 million compared to $265 million in 2020. This decrease was primarily due to lower refinancing fees and charges and lower debt levels in 2021. Net interest expense in 2021 and 2020 included $13 million and $44 million, respectively, for note repurchase premiums, third-party fees and the write-off of deferred finance fees that related to debt that was repaid prior to its maturity.

Provision for Income Taxes

The Company’s effective tax rate from operations for 2021 was 50.3% compared to 25.2% for 2020.  The effective tax rate for 2021 differed from 2020 due to the charge related to the Paddock support agreement liability recorded without a tax benefit in 2021, the net increase of uncertain tax position reserves in 2021 and the non-recurrence of the gain on the sale of ANZ, which was recorded as non-taxable in 2020, as well as to a change in the mix of geographic earnings.

Net Earnings from Continuing Operations Attributable to the Company

For 2021, the Company recorded earnings from continuing operations attributable to the Company of $142 million, or $0.88 per share (diluted), compared to $249 million, or $1.57 per share (diluted), in 2020. Earnings in 2021 and 2020 included items that management considered not representative of ongoing operations and other adjustments as set forth in the following table (dollars in millions):

	Net Earnings
	Increase
	(Decrease)
Description	2021	2020
Gain on sale of miscellaneous assets	$84	$
Brazil indirect tax credit	71
Gain on sale of ANZ business			275
Restructuring, asset impairment and other charges	(35)		(142)
Charge related to Paddock support agreement liability	(154)
Charge for deconsolidation of Paddock			(14)
Pension settlement charges	(74)		(26)
Strategic transaction costs			(8)
Note repurchase premiums, the write-off of unamortized finance fees and third-party fees	(13)		(44)
Net benefit (provision) for income tax on items above	(27)		13
Other tax charges	(5)
Net impact of noncontrolling interests on items above	1		1
Total	$(152)		$55

Foreign Currency Exchange Rates

Given the global nature of its operations, the Company is subject to fluctuations in foreign currency exchange rates. As described above, the Company’s reported revenues and segment operating profit in 2021 were increased due to foreign currency effects compared to 2020.

This trend may not continue into 2022. During times of a strengthening U.S. dollar, the reported revenues and segment operating profit of the Company’s international operations will be reduced because the local currencies will translate into fewer U.S. dollars. The Company uses certain derivative instruments to mitigate a portion of the risk associated with changing foreign currency exchange rates.

Forward Looking Operational and Financial Information

●	The Company expects that full year 2022 sales shipment growth (in tons) to increase up to 1% compared to 2021. Likewise, the Company expects continued benefits from its initiatives to expand margins and higher selling prices that are expected to more than offset cost inflation.
●	The Company will continue to focus on long-term value creation, including advancing the MAGMA deployment. Also, the Company expects to complete its strategic and tactical divestiture program with proceeds used to fund higher spending on capital expenditures and to reduce debt. Finally, the Company expects to complete the Paddock Chapter 11 reorganization and fund $610 million to the related 524(g) trust in 2022.
●	Cash provided by continuing operating activities is expected to be at least $725 million in 2022. Capital expenditures in 2022 are expected to be approximately $600 million.
●	The Company will continue to actively monitor the impact of the COVID-19 pandemic. The extent to which the Company’s operations will be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact, among other things.

Operational and Financial Impacts due to Environmental Issues

Regulatory Impacts on the Business

As discussed in Item 1, Business, and Item 1A, Risk Factors, above, governments globally are increasingly implementing legislation, regulations and international accords regarding climate change.  These include mandatory regulatory and legal requirements and voluntary initiatives in relation to climate change or other environmental matters with the intent to provide regulatory approaches to reducing greenhouse gas emissions.  The Company’s results of operations have been impacted by various regulatory approaches as described below.

For the year ending December 31, 2021, the European segment recognized approximately $22 million of expense related to emissions allowances to comply with the European Union Emissions Trading Scheme. In the Americas, the state of California in the U.S., the Canadian federal government and the province of Quebec have adopted cap-and-trade legislation aimed at reducing GHG emissions. As a result, the Americas segment recognized approximately $2 million of expense related to emissions credits to comply with various country, state/province, or municipality laws or regulations. New laws or regulations, significant changes in the amount of emissions allowances granted to the Company or the Company’s manufacturing plants or significant fluctuations in the price or availability of these emissions credits could have a significant long-term impact on the Company’s operations that are affected by such regulations and could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company has also been impacted by various fines or penalties as a result of noncompliance with various federal or local environmental statutes, including impacts to the Company’s reputation as it focuses on its sustainability initiatives and targets. For example, in June 2021, the Oregon Department of Environmental Quality alleged that the Company’s manufacturing facility in Portland, Oregon exceeded certain permitted air emission limits. To resolve this matter, in August 2021, the Company entered into an Order with Oregon DEQ and agreed to pay a civil penalty of less than $1 million. In addition, by June 30, 2022, the Company must either submit a permit application to install pollution control equipment, or cease operations, at the facility. The estimated cost of the required pollution control equipment could be up to $10 million. The closure of this facility would likely result in a material charge for restructuring and asset impairments.

The Company has an approved emissions reduction target from Science Based Targets Initiative (SBTi), which provides an emissions-reduction pathway that aligns with certain carbon-reduction scenarios. The assumptions and estimates used to support the target and pathway are based on existing SBTi frameworks and assumptions, which likely will evolve and change, and on assumptions about the existing and future state of marketplaces and technology, which likely will evolve and change. Also, the Company monitors its operations in relation to climate-change risks and environmental impacts and has made, and may continue to make, significant expenditures for environmental improvements at certain of its facilities in recent years and in the future. The Company also generally seeks to invest in environmentally friendly and emissions-reducing projects, none of which have materially impacted the Company’s results of operations or cash flows. However, the Company is unable to predict what private or governmental climate-change or environmental criteria or legal requirements may be adopted in the future, how public perception in relation to climate change and other ESG-related issues may change, or the impacts of those changes on its results of operations, access to and cost of capital or cash flows. Significant changes in regulations, criteria, public perception or legal requirements related to emissions reduction or fossil-fuel use could have a material impact on the Company’s results.

Physical Effects and other Consequences of Climate-Change

The Company experiences a variety of impacts due to weather-related events, including severe weather, and events related to climate change, which may include extreme storms, flooding and wildfires, across its 70 manufacturing facilities in 19 different countries.  For example, in February 2021, severe weather conditions swept across the southern United States, curtailing access to natural gas and electricity for several of the Company’s facilities.  While the situation was most acute in Texas, access to natural gas in Mexico was also significantly impacted as Texas supplies natural gas to the country.  The Company estimates that segment operating profit in 2021 in the Americas was negatively impacted by approximately $38 million from the severe weather that occurred in February of 2021, which includes surcharges for usage or excess usage of electricity and natural gas during the period of severe weather, as well as the estimated impacts of higher energy costs, lost production downtime, lost sales, and the cost of incremental repairs.  As of December 31, 2021, the Company is pursuing insurance reimbursement related to this event but cannot determine the amount, if any, that will be reimbursed.

In addition, there are indirect consequences of climate-related regulation or business trends that affect the Company’s business. For example, a contributor to the Company’s future success is likely to be its ability to improve its glass melting technology and introduce processes that emit less carbon. One of these new technologies, known as the MAGMA program, seeks to reduce the amount of capital required to install, rebuild and operate the Company’s furnaces. It also is focused on the ability of these assets to be more easily turned on and off or adjusted based on seasonality and customer demand, utilize more recycled glass, produce lighter containers and use lower-carbon fuels. The Company is implementing its MAGMA program using a multi-generation development roadmap, which will include various deployment risks and will require the discovery of additional inventions through 2025. If the Company is unable to continue to improve its glass melting technology through research and development or licensing of new technology, including but not limited to MAGMA, the Company may not be able to remain competitive with other packaging manufacturers.

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

After the sale of the ANZ businesses, the remaining businesses in the Asia Pacific region do not meet the criteria of an individually reportable segment. Starting on August 1, 2020 and for the historical periods, the operating results of the other businesses that were historically included in the Asia Pacific segment and that have been retained by the Company have been reclassified to Retained corporate costs and other. The results of these entities were not significant for the years ending December 31, 2021 and 2020.

Retained corporate costs and other for 2021 were $171 million compared to $145 million in 2020. These costs were higher in 2021 primarily due to additional research and development expenses related to MAGMA, higher marketing expense for the Company’s glass advocacy campaign and higher management incentive expense.

Gain on Sale of Miscellaneous Assets

In December 2021, the Company completed the sale of its Le Parfait brand in Europe and a previously closed plant in the Americas. As a result, the Company recorded pretax gains (including costs directly attributable to the sales) of approximately $84 million in 2021.  These pretax gains were recorded to Other income (expense), net on the Consolidated Results of Operations.

Gain on Sale of the ANZ Businesses

On July 31, 2020, the Company completed the sale of its ANZ businesses, which comprised the majority of its businesses in the Asia Pacific region (approximately 85% of net sales in that region for the full year 2019), to Visy. As a result, the Company recorded a net gain (including costs directly attributable to the sale of ANZ) of approximately $275 million in 2020.  This gain was recorded to Other income (expense), net on the Consolidated Results of Operations.

Brazil Indirect Tax Credit

In 2021, the Company recorded a $71 million gain based on a favorable court ruling in Brazil that will allow the Company to recover indirect taxes paid in previous years.  This gain was recorded to Other income (expense), net on the Consolidated Results of Operations.

Pension Settlement Charges

In 2021, the Company settled a portion of its pension obligations and recorded approximately $74 million of pension settlement charges, in the United States, Canada and Mexico. In 2020, the Company settled a portion of its pension obligations and recorded approximately $26 million of pension settlement charges, primarily in Canada, Mexico and the United States.

Restructuring, Asset Impairment and Other Charges

During 2021, the Company implemented several discrete restructuring initiatives and recorded restructuring and other charges of $35 million.  These charges reflect $28 million of employee costs, such as severance and benefit-related costs and other exit costs (including related consulting costs attributed to restructuring of managed services activities) at a number of the Company’s businesses in the Americas and Europe. The Company expects that the majority of the remaining cash expenditures related to the accrued employee and other exit costs will be paid out over the next several years. These charges also reflect approximately $7 million of other charges.

During 2020, the Company recorded charges totaling $142 million for restructuring, asset impairment and other charges. These charges reflect $96 million of employee costs, such as severance, benefit-related costs, asset impairment and other exit costs primarily related to a reduction-in-force program for certain salaried employees and a plant closure in the Americas. The Company expects that the majority of the remaining cash expenditures related to the accrued employee and other exit costs will be paid out over the next several years. These charges also reflect approximately $46 million of other charges, which included approximately $36 million of non-cash impairment charges related to an equity investment (Retained corporate costs and other).

See Notes 6 and 10 to the Consolidated Financial Statements for further information.

Strategic Transaction Costs

During 2020, the Company recorded charges totaling $8 million for strategic transaction costs, which relate to activities that are aimed at exploring options to maximize investor value, focused on aligning the Company’s business with demand trends, improving the Company’s operating efficiency, cost structure and working capital management. These activities are ongoing and may result in tactical divestitures, corporate transactions or similar actions, and could cause the Company to incur restructuring, impairment, disposal or other related charges in future periods.

Charge for Paddock Support Agreement Liability

On April 26, 2021, the Company announced that its subsidiary, Paddock, had reached an agreement in principle to accept the terms of a mediator’s proposal regarding a consensual plan of reorganization in Paddock’s Chapter 11 bankruptcy case. The agreement in principle provides for total consideration of $610 million to fund a trust under section 524(g) of the Bankruptcy Code on the effective date of a plan of reorganization, which is subject to final definitive documentation and satisfaction of certain conditions. The Plan (as defined herein) was filed on January 12, 2022, and related proceedings remain ongoing. The Company has recorded a charge of $154 million related to its potential liability under the Paddock support agreement during the first quarter of 2021, primarily related to an increase to Paddock’s asbestos reserve estimate in consideration for the channeling injunction to be included in the Plan protecting O-I Glass and its affiliates from Asbestos Claims.

See Note 15 to the Consolidated Financial Statements for further information.

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

The Agreement provides for up to $3.0 billion of borrowings pursuant to term loans and revolving credit facilities. The term loans mature, and the revolving credit facilities terminate, in June 2024. At December 31, 2021, the Agreement includes a $300 million revolving credit facility, a $1.2 billion multicurrency revolving credit facility, and a $1.5 billion term loan A facility ($923 million outstanding balance at December 31, 2021, net of debt issuance costs). At December 31, 2021, the Company had unused credit of $1,490 million available under the Agreement. The weighted average interest rate on borrowings outstanding under the Agreement at December 31, 2021 was 1.61%.

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

The Agreement also contains one financial maintenance covenant, a Total Leverage Ratio (the “Leverage Ratio”), that requires the Company not to exceed a ratio of 4.5x calculated by dividing consolidated total debt, less cash and cash equivalents, by Consolidated EBITDA, as defined and described in the Agreement. The maximum Leverage Ratio is subject to an increase of 0.5x for (i) any fiscal quarter during which certain qualifying acquisitions (as specified in the Agreement) are consummated and (ii) the following three fiscal quarters, provided that the Leverage Ratio shall not exceed 5.0x. The Leverage Ratio could restrict the ability of the Company to undertake additional financing or acquisitions to the extent that such financing or acquisitions would cause the Leverage Ratio to exceed the specified maximum.

Failure to comply with these covenants and other customary restrictions could result in an event of default under the Agreement. In such an event, the Company could not request borrowings under the revolving facilities, and all amounts outstanding under the Agreement, together with accrued interest, could then be declared immediately due and payable. Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Agreement. If an event of default occurs under the Agreement and the lenders cause all of the outstanding debt obligations under the Agreement to become due and payable, this would result in a default under the indentures governing the Company’s outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. As of December 31, 2021, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

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

In November 2021, the Company issued $400 million aggregate principal amount of senior notes. The senior notes bear interest at a rate of 4.75% per annum and mature on February 15, 2030. The senior notes were issued via a private placement and are guaranteed by certain of the Company’s domestic subsidiaries. The net proceeds, after deducting debt issuance costs, totaled approximately $395 million and, together with cash on hand, were used to redeem the $310 million aggregate principal amount of the Company’s outstanding 4.00% senior notes due 2023 and approximately $128 million of term loan A borrowings under the Agreement. The Company recorded approximately $13 million of additional interest charges for note repurchase premiums and write-off of unamortized finance fees related to these redemptions.

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

Material Cash Requirements

The Company’s material cash requirements include the following:

●	Cash payments for debt repayments totaling $4,791 million (including finance leases) and ranging from $14 million to $1,710 million on an annual basis over the next five years (see Note 14 to the Consolidated Financial Statements). Assuming interest rates as of December 31, 2021, interest payments to service outstanding debt totaling $753 million and ranging from $60 million to $187 million on an annual basis over the next five years.
●	Cash payments totaling $610 million related to the Paddock support agreement liability funding requirements that are expected to be paid in the first half of 2022 (see Note 15 to the Consolidated Financial Statements). The Company intends to fund payment of the Paddock support agreement liability with long-term debt.
●	Capital expenditures totaling $1,950 million over the next three years, including approximately $600 million in 2022, for property, plant and equipment as described below;
●	Cash contributions to its pension plans totaling between $65 million and $100 million over the next three years, and cash contributions for other post retirement benefits totaling $50 million (see Note 11 to the Consolidated Financial Statements);
●	Cash payments for operating leases totaling $128 million (including imputed interest) and ranging from $7 million to $42 million on an annual basis over the next five years (see Note 12 to the Consolidated Financial Statements);
●	Cash payments toward restructuring activities (described below and see Note 10 to the Consolidated Financial Statements);

●	Cash payments for purchases obligations that consist primarily of contracted amounts for energy and molds totaling approximately $2,341 million and ranging from $176 million to $599 million on an annual basis over the next five years. In cases where variable prices are involved, current market prices have been used to estimate these future purchases. The above amount does not include ordinary course of business purchase orders because the majority of such purchase orders may be canceled. The Company does not believe such purchase orders will adversely affect its liquidity position.

Cash Flows

Operating activities: Cash provided by continuing operating activities was $680 million for 2021, compared to $457 million for 2020. The increase in cash provided by operating activities in 2021 was primarily due to a lower use of cash from working capital and higher non-cash charges, which more than offset lower net earnings than in 2020. For 2021, the Company paid approximately $30 million toward restructuring activities compared to $37 million in the prior year. In both 2021 and 2020, all asbestos-related payments were stayed as a result of Paddock’s Chapter 11 filing in early January 2020. See Note 15 to the Consolidated Financial Statements for additional information on Paddock.

During 2021, the Company contributed approximately $84 million to its defined benefit pension plans, compared with $103 million in 2020. As part of these contributions, the Company elected to make $43 million and $50 million in 2021 and 2020, respectively, in discretionary contributions. The Company expects to contribute between $65 million and $100 million to its pension plans from 2022 through 2024.

Working capital was a use of cash of $13 million in 2021, compared to a use of cash of $181 million in 2020. The use of cash from working capital was lower in 2021, primarily due to higher accounts payable and partially offset by higher accounts receivable. For 2021 and 2020, the Company’s use of its accounts receivable factoring programs resulted in an increase of $45 million to cash from operating activities and a $103 million decrease to cash from operating activities, respectively. Excluding the impact of accounts receivable factoring, the Company’s days sales outstanding as of December 31, 2021 were comparable to December 31, 2020.

Investing activities: Cash utilized in investing activities was $220 million for 2021, compared to $93 million of cash provided for 2020. Capital spending for property, plant and equipment increased to $398 million during 2021, compared to $311 million in 2020, which was lower due to the Company limiting capital expenditures in response to the COVID-19 pandemic. To accommodate expected future sales growth, the Company intends to increase its capital expenditures for property, plant and equipment to a total of approximately $1.95 billion during the three-year period beginning January 1, 2022 and ending December 31, 2024.  This spending includes maintenance-related capital expenditures as well as approximately $680 million in capital expenditures to increase capacity in supply-constrained geographies and categories, including using the Company’s MAGMA technology. Based on the Company’s current investment plan, capital expenditures are expected to increase in 2022 to approximately $600 million.

In 2021, the Company received approximately $122 million from the sale of miscellaneous assets, which included the sale of its Le Parfait French jar brand, a previously closed plant in the Americas and its plant in Argentina. The Company intends to complete approximately $500 million of additional divestitures of non-core assets and several sale leaseback transactions in 2022. This will complete the Company’s divestitures associated with its portfolio optimization program. The Company plans to use these proceeds to fund its increased capital expenditures and to reduce debt. On July 31, 2020, the Company completed the sale of its ANZ businesses to Visy.  Cash proceeds, net of costs directly attributable to the sale of ANZ, of approximately $441 million were received in 2020 and the remaining balance of $58 million was received by the Company in the first quarter of 2021. In addition and as discussed below, the Company received proceeds in 2020 for a sale leaseback transaction executed in conjunction with the ANZ sale.

Following Paddock’s Chapter 11 filing in January 2020, the activities of Paddock are now subject to review and oversight by the bankruptcy court. As a result, the Company no longer has exclusive control over Paddock’s activities during the bankruptcy proceedings. Therefore, Paddock was deconsolidated, and its assets and liabilities were derecognized from the Company’s financial statements, which resulted in an investing outflow of $47 million in 2020. See Note 15 to the Consolidated Financial Statements for more information.

Financing activities:  Cash utilized in financing activities was $273 million for 2021, compared to $557 million of cash utilized in financing activities for 2020.  Financing activities in 2021 included additions to long-term debt of $1,021 million, which included the issuance of $400 million of senior notes.  Financing activities in 2021 also included the repayment of long-term debt of $1,188 million, which included the redemption of $310 million aggregate principal amount of the Company’s outstanding 4.00% senior notes due 2023 and the repayment of approximately $145 million of term loan A borrowings under the Agreement.  Financing activities in 2020 included additions to long-term debt of $1,845 million, which included the issuance of $700 million of senior notes.  Financing activities in 2020 also included the repayment of long-term debt of $2,460 million, which included the paydown of approximately $410 million of the Term Loan A facility, the repurchase of the remaining €118 million aggregate principal amount of the Company’s outstanding 4.875% senior notes due 2021, approximately $500 million aggregate principal amount of the Company’s 5.00% senior notes due 2022 and approximately $230 million of other secured borrowings.

Borrowings under short-term loans decreased $17 million in 2021.  As a result of financing activities, the Company paid finance fees and premiums of $16 million and $51 million for 2021 and 2020, respectively.  Also, the Company paid approximately $15 million and $8 million related to hedging activity in 2021 and 2020, respectively.

In 2020, the Company received approximately $155 million in proceeds for a sale leaseback transaction that was executed in conjunction with the ANZ sale.

In February 2021, the Company’s Board of Directors authorized a $150 million anti-dilutive share repurchase program for the Company’s common stock that the Company intends to use to offset stock-based compensation provided to the Company’s directors, officers, and employees.  This authorization supersedes and replaces any prior repurchase authorizations.  In 2021, the Company repurchased $40 million of shares of the Company’s common stock under this program.  No share repurchases were made during 2020.  The Company intends to repurchase approximately $40 million of shares of the Company’s common stock in 2022.  The Company paid $8 million in dividends in 2020 and did not pay any dividends in 2021.  In response to the COVID-19 pandemic, the Company suspended its dividend after the first quarter of 2020 and has no plans to reinstate it at this time.

The Company anticipates that cash flows from its operations and from utilization of credit available under the Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations on a short-term (12 months) and long-term basis. However, as the Company cannot predict the duration or scope of the COVID-19 pandemic and its impact on its customers and suppliers, the negative financial impact to the Company’s results cannot be reasonably estimated, but could be material. The Company is actively managing its business to maintain cash flow, and it has significant liquidity. The Company believes that these factors will allow it to meet its anticipated funding requirements. On April 26, 2021, O-I announced that its subsidiary Paddock Enterprises, LLC had reached an agreement in principle to accept the terms of a mediator’s proposal regarding a consensual plan of reorganization under the Bankruptcy Code. The agreement provides for total consideration of $610 million to fund a trust on the effective date of a plan of reorganization, which the Company expects to occur in the first half of 2022 (subject to definitive documentation and satisfaction of certain conditions). See Note 15 to the Consolidated Financial Statements for further information.

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

The Company believes that accounting for the impairment of long-lived assets, pension benefit plans, contingencies and litigation related to asbestos-related liability, and income taxes involves the more significant judgments and estimates used in the preparation of its consolidated financial statements.

Impairment of Long-Lived Assets

Property, Plant and Equipment (PP&E) - The Company tests for impairment of PP&E whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. PP&E held for use in the Company’s business is grouped for impairment testing at the lowest level for which cash flows can reasonably be identified, typically a segment or a component of a segment. If an impairment indicator exists, the Company first evaluates the recoverability of PP&E based on undiscounted projected cash flows, excluding interest and taxes. If an asset group is considered impaired, the impairment loss to be recognized is measured as the amount by which the asset group’s carrying amount exceeds its fair value. Historically, most of the Company’s PP&E impairments have been due to restructuring activities that result in the closure of plant sites.  In these cases, the asset group’s carrying values are reduced to their fair values, which is their expected sale values of the real property less costs to sell.

Impairment testing on asset groups that are held for use requires estimation of projected future cash flows generated by the asset group. The assumptions underlying cash flow projections represent management’s best estimates at the time of the impairment review. Factors that management must estimate include, among other things: industry and market conditions, sales volume and prices, production costs and inflation. Changes in key assumptions or actual conditions which differ from estimates could result in an impairment charge. The Company uses reasonable and supportable assumptions when performing impairment reviews and cannot predict the occurrence of future events and circumstances that could result in impairment charges.

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

During the fourth quarter of 2021, the Company completed its annual impairment testing and determined that no impairment of goodwill existed. Goodwill at December 31, 2021 totaled approximately $1.84 billion, representing 21% of total assets. As of December 31, 2021, the Company has three reporting units and includes $865 million of recorded goodwill to the Company’s Europe reporting unit, $446 million of recorded goodwill to the Company’s North America reporting unit and $529 million of recorded goodwill to the Company’s Latin America reporting unit. There can be no assurance that anticipated financial results will be achieved, and the goodwill balances remain susceptible to future impairment charges. The goodwill related to the North America reporting unit remains the reporting unit that has the greatest risk of future impairment charges given the difference (28%) between the BEV and carrying value of this reporting unit as of October 1, 2021. Future changes in the Company’s cost of capital or expected cash flows may cause the Company’s goodwill to become impaired, resulting in a non-cash charge against the Company’s results of operations. For example, if the Company’s assumed perpetuity growth rate, which would impact projected future cash flows, were one percentage point lower and the Company’s assumed weighted average cost of capital were one percentage point higher, the testing performed as of October 1, 2021, would have indicated that the BEV of the Company’s North American reporting unit would have exceeded its carrying value by less than 3%. The BEVs of the Company’s Europe and Latin America reporting units more substantially exceeded their carrying values. Any impairment charges that the Company may take in the future could be material to its consolidated results of operations and financial condition.

During the time subsequent to the annual evaluation, and at December 31, 2021, the Company considered whether any events and/or changes in circumstances had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired and has determined that no such events have occurred. The Company will monitor conditions throughout 2022 that might significantly affect the projections and variables used in the impairment test to determine if a review prior to October 1 may be appropriate. If the results of impairment testing confirm that a write-down of goodwill is necessary, then the Company will record a charge at that time. In the event the Company would be required to record a significant write-down of goodwill, the charge would have a material adverse effect on reported results of operations and net worth.

Other Long-Lived Assets – Equity Investments - Equity method investments are reviewed each reporting period to determine whether a significant event or change in circumstances has occurred that may have an adverse effect on the fair value of each investment.  When such events or changes occur, the Company evaluates the fair value compared to its cost basis in the investment.  Management's assessment of fair value is based on projected future discounted cash flows.  The assumptions underlying cash flow projections represent management’s best estimates at the time of the impairment review.  Factors that management must estimate for each equity investment include, among other things: industry and market conditions, sales volume and prices, production costs and inflation.  Changes in key estimates or actual conditions that differ from estimates could result in an impairment charge.  The Company uses reasonable and supportable assumptions when performing impairment reviews and cannot predict the occurrence of future events and circumstances that could result in impairment charges.

In the event the fair value of an investment declines below its cost basis, management is required to determine if the decline in fair value is other than temporary.  If management determines the decline is other than temporary, an impairment charge is recorded.  For example, in 2020 the Company evaluated the future estimated earnings and cash flow of one of its Non-U.S. equity investments (a glass container manufacturer reported in the Retained corporate costs and other category) and determined that it was other-than-temporarily impaired. As such, the Company recorded an impairment charge of approximately $36 million to the equity earnings line in its Consolidated Results of Operations to reduce its carrying value down to its estimated fair value. Management's assessment as to the nature of a decline in fair value is based on, among other things, the length of time and the extent to which the market value has been less than its cost basis; the financial condition and near-term prospects of the investment; and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value.

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

Pension Benefit Plans

Estimates - The determination of pension obligations and the related pension expense or credits to operations involves certain estimations. The most critical estimates are the discount rate used to calculate the actuarial present value of benefit obligations and the expected long-term rate of return on plan assets. The Company uses discount rates based on yields of high quality fixed rate debt securities at the end of the year. At December 31, 2021, the weighted average discount rate was 2.86% and 2.53% for U.S. and non-U.S. plans, respectively. The Company uses an expected long-term rate of return on assets that is based on both past performance of the various plans’ assets and estimated future performance of the assets. Due to the nature of the plans’ assets and the volatility of debt and equity markets, actual returns may vary significantly from year to year. The Company refers to average historical returns over longer periods (up to 10 years) in determining its expected rates of return because short-term fluctuations in market values do not reflect the rates of return the Company expects to achieve based upon its long-term investing strategy. For purposes of determining pension charges and credits in 2021, the Company’s estimated weighted average expected long-term rate of return on plan assets is 6.85% for U.S. plans and 5.46% for non-U.S. plans compared to 7.15% for U.S. plans and 5.23% for non-U.S. plans in 2020. The Company recorded pension expense from continuing operations (exclusive of settlement charges) of $32 million,

$32 million, and $25 million for the U.S. plans in 2021, 2020, and 2019, respectively, and less than $1 million, $6 million, and $7 million for the non-U.S. plans in 2021, 2020, and 2019, respectively. Depending on currency translation rates, the Company expects to record approximately $33 million of total pension expense for the full year of 2022. The 2022 pension expense will reflect a 5.75% and 4.21% expected long-term rate of return for the U.S. assets and non-U.S. assets, respectively.

Future effects on reported results of operations depend on economic conditions and investment performance. For example, a one-half percentage point change in the actuarial assumption regarding discount rates used to calculate plan liabilities or in the expected rate of return on plan assets would result in a change of approximately $6 million and $10 million, respectively, in the pretax pension expense for the full year of 2022.

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

Following the Corporate Modernization transactions, asbestos-related liabilities that were previously paid by O-I now reside at Paddock. On January 6, 2020, Paddock voluntarily filed for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware, to equitably and finally resolve all of its current and future Asbestos Claims (as defined herein). O-I Glass and O-I Group were not included in the Chapter 11 filing. Paddock’s ultimate goal in its Chapter 11 case is to confirm a plan of reorganization under Section 524(g) of the Bankruptcy Code and utilize this specialized provision to establish a trust that will address all current and future Asbestos Claims. Although the Chapter 11 proceedings are progressing and Paddock, together with the other Plan Proponents (as defined herein) has now proposed the Plan, it is not possible to predict with certainty the final form of any ultimate resolution or when an ultimate resolution might occur at this time. The Company undertook the Corporate Modernization transactions to improve the Company’s operating efficiency and cost structure, which resulted in the legacy liabilities of O-I residing within Paddock, separate from the active operations of the Company’s subsidiaries, while fully maintaining Paddock’s ability to access the value of those operations to support its legacy liabilities through the support agreement. The Corporate Modernization transactions also helped ensure that Paddock has the same ability to fund the costs of defending and resolving present and future Asbestos Claims as O-I previously did, through Paddock’s retention of its own assets to satisfy these claims and through its access to additional funds from the Company through the support agreement. Although the Company has reached an agreement in principle as to the amount it will be required to fund on account of Asbestos Claims, and has now filed a consensual Plan reflecting that amount, due to the conditions that remain to be satisfied to consummate the Plan, the ultimate amount that the Company may be required to fund on account of such asbestos-related liabilities paid out in connection with a confirmed Chapter 11 plan of reorganization cannot be estimated with certainty at this time.

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

The Company treats Global Intangible Low Taxed Income (“GILTI”) as a period cost.

Corporate tax reform, anti-base-erosion rules and tax transparency continue to be high priorities in many jurisdictions. The potential for additional global tax legislation changes, such as restrictions on interest deductibility, deductibility of cross-jurisdictional payments, and limitations on the utilization of tax attributes could have a material adverse impact on net income and cash flow by impacting significant deductions or income inclusions.

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

Foreign Currency Exchange Rate Risk

A substantial portion of the Company’s operations are conducted by subsidiaries outside the U.S. The primary international markets served by the Company’s subsidiaries are in Canada, China, Latin America (principally Brazil, Colombia, and Mexico), and Europe (principally France, Germany, Italy, the Netherlands, Poland, Spain, and the United Kingdom). In general, revenues earned and costs incurred by the Company’s major international operations are denominated in their respective local currencies. Consequently, the Company’s reported financial results have foreign currency exchange risk as a result of translation exposure. When the U.S. dollar strengthens against foreign currencies, the reported U.S. dollar value of local currency earnings generally decreases; when the U.S. dollar weakens against foreign currencies, the reported U.S. dollar value of local currency earnings generally increases. The Company has hedged a portion of the net investment in international subsidiaries against fluctuations in the European Euro through derivative financial instruments. The net fair value of these instruments was a net liability of approximately $14 million at December 31, 2021 and net liability of approximately $51 million at December 31, 2020.

In addition, because the Company’s subsidiaries operate within their local economic environment, the Company believes it is appropriate to finance those operations with borrowings denominated in the local currency to the extent practicable where debt financing is desirable or necessary. This strategy mitigates the risk of reported losses or gains in the event the foreign currency strengthens or weakens against the U.S. dollar. Considerations which influence the amount of such borrowings include long- and short-term business plans, tax implications, and the availability of borrowings with acceptable interest rates and terms. However, the Company has certain variable-interest rate borrowings denominated in currencies other than the functional currency of the borrowing subsidiaries. As a result, the Company is exposed to fluctuations in the currency of the borrowing against the subsidiaries’ functional currency.  The Company uses derivatives to manage these exposures and designates these derivatives as cash flow hedges of foreign exchange risk.  At December 31, 2021 and 2020, the net fair value of such swap contracts was a net liability of approximately $12 million and a net liability of approximately $109 million, respectively.

As of December 31, 2021, the potential change in fair value for such financial instruments from a change of 10% in the quoted foreign exchange rates would be approximately $95 million.

Interest Rate Risk

The Company’s interest expense is most sensitive to changes in the general level of interest rates applicable to the term loans under its Agreement (see Note 14 to the Consolidated Financial Statements for further information). The Company’s interest rate risk management objective is to limit the impact of interest rate changes on net income and cash flow, while minimizing interest payments and expense. To achieve this objective, the Company regularly evaluates its mix of fixed and floating-rate debt and, from time-to-time, may enter into interest rate swap agreements.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from (or payment of variable amounts to) a counterparty in exchange for the Company making (or receiving) fixed-rate payments. In 2020 and 2021, the Company has used interest rate swap agreements to effectively convert fixed-rate debt to variable-rate debt. At December 31, 2021 and 2020, the net fair value of such swap contracts was a net asset of approximately $2 million and approximately $17 million, respectively.  As of December 31, 2021, based on the outstanding balances on the Company’s variable-rate debt (including the effect of the swap contracts), a one percentage point change in interest rates would change the Company’s annual net interest expense by $14 million.

The following table provides information about the Company’s interest rate sensitivity related to its significant debt obligations, including interest rate swap agreements, at December 31, 2021. The table presents principal cash flows and related weighted-average interest rates by expected maturity date.

								Fair Value at
(Dollars in millions)	2022	2023	2024	2025	2026	Thereafter	Total	12/31/2021
Long-term debt at variable rate:
Principal by expected maturity	$9	$18	$1,330	$10	$10	$24	$1,401	$1,421
Avg. principal outstanding	$1,396	$1,382	$709	$39	$29	$24
Avg. interest rate	2.36%	2.38%	2.38%	1.71%	1.84%	1.70%
Long-term debt at fixed rate:
Principal by expected maturity	$29	$723	$380	$1,160	$4	$1,094	$3,390	$3,544
Avg. principal outstanding	$3,375	$2,999	$2,447	$1,678	$1,095	$1,093
Avg. interest rate	4.56%	5.12%	4.49%	5.55%	5.41%	4.75%

The Company believes the near-term exposure to interest rate risk of its debt obligations has not changed materially since December 31, 2021.

Forward-Looking Statements

This document contains “forward-looking” statements related to the Company within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements reflect the Company’s current expectations and projections about future events at the time, and thus involve uncertainty and risk. The words “believe,” “expect,” “anticipate,” “will,” “could,” “would,” “should,” “may,” “plan,” “estimate,” “intend,” “predict,” “potential,” “continue,” and the negatives of these words and other similar expressions generally identify forward-looking statements.

It is possible that the Company’s future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) the risk that the Plan may not be approved by the bankruptcy court or that other conditions necessary to implement the agreement in principle may not be satisfied, (2) the actions and decisions of participants in the bankruptcy proceeding, and the actions and decisions of third parties, including regulators, that may have an interest in the bankruptcy proceedings, (3) the terms and conditions of any reorganization plan that may ultimately be approved by the bankruptcy court, (4) delays in the confirmation or consummation of a plan of reorganization, including the Plan, due to factors beyond the Company’s and Paddock’s control, (5) risks with respect to the receipt of the consents necessary to effect the reorganization, (6) risks inherent in, and potentially adverse developments related to, the bankruptcy proceeding, that could adversely affect the company and the company’s liquidity or results of operations, (7) the impact of the COVID-19 pandemic and the various governmental, industry and consumer actions related thereto, (8) the Company’s ability to obtain the benefits it anticipates from the Corporate Modernization, (9) the Company’s ability to manage its cost structure, including its success in implementing restructuring or other plans aimed at improving the Company’s operating efficiency and working capital management, achieving cost savings, and remaining well-positioned to address Paddock’s legacy liabilities, (10) the Company’s ability to acquire or divest businesses, acquire and expand plants, integrate operations of acquired businesses and achieve expected benefits from acquisitions, divestitures or expansions, (11) the Company’s ability to achieve its strategic plan, (12) the Company’s ability to improve its glass melting technology, known as the MAGMA program, (13) foreign currency fluctuations relative to the U.S. dollar, (14) changes in capital availability or cost, including interest rate fluctuations and the ability of the Company to refinance debt on favorable terms, (15) the general political, economic and competitive conditions in markets and countries where the Company has operations, including uncertainties related to economic and social conditions, disruptions in the supply chain, competitive pricing pressures, inflation or deflation, changes in tax rates and laws, natural disasters, and weather, (16) the Company’s ability to generate sufficient future cash flows to ensure the Company’s goodwill is not impaired, (17) consumer preferences for alternative forms of packaging, (18) cost and availability of raw materials, labor, energy and transportation, (19) consolidation among competitors and customers, (20) unanticipated expenditures with respect to data privacy, environmental, safety and health laws, (21) unanticipated operational disruptions, including higher capital spending, (22) the Company’s ability to further develop its sales, marketing and product development capabilities, (23) the failure of the Company’s joint venture partners to meet their obligations or commit additional capital to the joint venture, (24) the ability of the Company and the third parties on which it relies for information technology system support to prevent and detect security breaches related to cybersecurity and data privacy, (25) changes in U.S. trade policies, (26) risks related to recycling and recycled content laws and regulations, (27) risks related to climate-change and air emissions, including related laws or regulations and the other risk factors discussed in this this Annual Report.

It is not possible to foresee or identify all such factors.  Any forward-looking statements in this document are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances.  Forward-looking statements are not a guarantee of future performance and actual results, or developments may differ materially from expectations.  While the Company continually reviews trends and uncertainties affecting the Company’s results or operations and financial condition, the Company does not assume any obligation to update or supplement any particular forward-looking statements contained in this document.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Share Owners and the Board of Directors of O-I Glass, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of O-I Glass, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of results of operations, comprehensive income (loss), share owners’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 9, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Approximately
Valuation of Goodwill – North America Reporting Unit
Description of the Matter

As of December 31, 2021, the Company’s goodwill balance associated with the North America reporting unit was $446 million. As discussed in Note 7 to the consolidated financial statements, goodwill is tested for impairment at least annually, or more frequently if impairment indicators arise. The outcome of the Company’s annual goodwill impairment test indicated that no impairment existed. However, the goodwill related to the North America reporting unit was determined to be at risk for future impairment charges given the difference (28%) between the business enterprise value (“BEV”) and the carrying value of this reporting unit.

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

Toledo, Ohio
February 9, 2022

O-I Glass, Inc.

CONSOLIDATED RESULTS OF OPERATIONS

Dollars in millions, except per share amounts

Years ended December 31,	2021	2020	2019
Net sales	$6,357	$6,091	$6,691
Cost of goods sold	(5,266)	(5,119)	(5,483)
Gross profit	1,091	972	1,208
Selling and administrative expense	(433)	(403)	(439)
Research, development and engineering expense	(82)	(75)	(68)
Interest expense, net	(216)	(265)	(311)
Equity earnings	90	37	78
Other income (expense), net (incl. goodwill impairment)	(118)	87	(729)
Earnings (loss) from continuing operations before income taxes	332	353	(261)
Provision for income taxes	(167)	(89)	(118)
Earnings (loss) from continuing operations	165	264	(379)
Gain (loss) from discontinued operations	7		(3)
Net earnings (loss)	172	264	(382)
Net earnings attributable to noncontrolling interests	(23)	(15)	(18)
Net earnings (loss) attributable to the Company	$149	$249	$(400)
Amounts attributable to the Company:
Earnings (loss) from continuing operations	$142	$249	$(397)
Gain (loss) from discontinued operations	7	—	(3)
Net earnings (loss)	$149	$249	$(400)
Basic earnings per share:
Earnings (loss) from continuing operations	$0.90	$1.59	$(2.56)
Gain (loss) from discontinued operations	0.05	—	(0.02)
Net earnings (loss)	$0.95	$1.59	$(2.58)
Diluted earnings per share:
Earnings (loss) from continuing operations	$0.88	$1.57	$(2.56)
Gain (loss) from discontinued operations	0.05	—	(0.02)
Net earnings (loss)	$0.93	$1.57	$(2.58)
Dividends declared per common share	$—	$0.05	$0.15

See accompanying Notes to the Consolidated Financial Statements.

O-I Glass, Inc.

CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

Dollars in millions

Years ended December 31,	2021	2020	2019
Net earnings (loss)	$172	$264	$(382)
Other comprehensive income (loss):
Foreign currency translation adjustments	(66)	(416)	58
Pension and other postretirement benefit adjustments, net of tax	322	33	45
Change in fair value of derivative instruments, net of tax	39	(46)	4
Other comprehensive income (loss)	295	(429)	107
Total comprehensive income (loss)	467	(165)	(275)
Comprehensive income attributable to noncontrolling interests	(18)	(15)
Comprehensive income (loss) attributable to the Company	$449	$(180)	$(275)

See accompanying Notes to the Consolidated Financial Statements.

O-I Glass, Inc.

CONSOLIDATED BALANCE SHEETS

Dollars in millions

December 31,	2021	2020
Assets
Current assets:
Cash and cash equivalents	$725	$563
Trade receivables, net of allowances of $28 million and $33 million at December 31, 2021 and 2020, respectively	692	623
Inventories	816	841
Prepaid expenses and other current assets	237	270
Assets held for sale	49
Total current assets	2,519	2,297
Other assets:
Equity investments	643	673
Pension assets	150	67
Other assets	577	662
Intangibles, net	286	325
Goodwill	1,840	1,951
Total other assets	3,496	3,678

Property, plant and equipment:
Land, at cost	237	248
Buildings and equipment, at cost:
Buildings and building equipment	1,134	1,197
Factory machinery and equipment	5,112	5,285
Transportation, office and miscellaneous equipment	72	79
Construction in progress	300	211
	6,855	7,020
Less accumulated depreciation	4,038	4,113
Net property, plant and equipment	2,817	2,907
Total assets	$8,832	$8,882

See accompanying Notes to the Consolidated Financial Statements.

O-I Glass, Inc.

CONSOLIDATED BALANCE SHEETS (Continued)

Dollars in millions, except per share amounts

December 31,	2021	2020
Liabilities and Share Owners’ Equity
Current liabilities:
Accounts payable	$1,210	$1,126
Salaries and wages	165	145
U.S. and foreign income taxes	41	22
Other accrued liabilities	345	408
Short-term loans	34	55
Long-term debt due within one year	38	142
Liabilities held for sale	13
Total current liabilities	1,846	1,898
Long-term debt	4,753	4,945
Deferred taxes	102	109
Pension benefits	284	521
Nonpension postretirement benefits	106	113
Other liabilities	289	424
Paddock Support Agreement	625	471
Share owners’ equity:
Share owners’ equity of the Company:
Common stock, par value $.01 per share, 250,000,000 shares authorized, 187,752,045 and 189,305,018 shares issued (including treasury shares), respectively	2	2
Capital in excess of par value	3,090	3,129
Treasury stock, at cost, 31,396,951 and 31,911,047 shares, respectively	(701)	(714)
Retained earnings	301	152
Accumulated other comprehensive loss	(1,972)	(2,272)
Total share owners’ equity of the Company	720	297
Noncontrolling interests	107	104
Total share owners’ equity	827	401
Total liabilities and share owners’ equity	$8,832	$8,882

See accompanying Notes to the Consolidated Financial Statements.

O-I Glass, Inc.

CONSOLIDATED SHARE OWNERS’ EQUITY

Dollars in millions

	Share Owners’ Equity of the Company

	Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings (accumulated deficit)	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Share Owners' Equity
Balance on January 1, 2019	$2	3,124	(705)	333	(1,968)	114	900
Issuance of common stock (0.1 million shares)		2					2
Reissuance of common stock (0.4 million shares)		(6)	15				9
Treasury shares purchased (2.1 million shares)			(38)				(38)
Stock compensation (1.7 million shares)		10					10
Dividends declared (a)				(22)			(22)
Net earnings (loss)				(400)		18	(382)
Other comprehensive income (loss)					125	(18)	107
Distributions to noncontrolling interests						(17)	(17)
Other			(5)				(5)
Balance on December 31, 2019	2	3,130	(733)	(89)	(1,843)	97	564
Reissuance of common stock (0.9 million shares)		(12)	21				9
Stock compensation (0.9 million shares)		11					11
Dividends declared (b)				(8)			(8)
Net earnings				249		15	264
Other comprehensive loss					(429)		(429)
Distributions to noncontrolling interests						(8)	(8)
Other			(2)				(2)
Balance on December 31, 2020	2	3,129	(714)	152	(2,272)	104	401
Issuance of common stock (0.05 million shares)		1					1
Reissuance of common stock (0.7 million shares)		(6)	15				9
Shares repurchased (2.3 million shares)		(40)					(40)
Stock compensation (0.6 million shares)		8					8
Net earnings				149		23	172
Other comprehensive income (loss)					300	(5)	295
Distributions to noncontrolling interests						(16)	(16)
Other		(2)	(2)			1	(3)
Balance on December 31, 2021	$2	$3,090	$(701)	$301	$(1,972)	$107	$827

(a) The Company's Board of Directors declared a quarterly cash dividend of five cents per share of common stock in the second, third and fourth quarters of 2019.
(b) The Company's Board of Directors declared a quarterly cash dividend of five cents per share of common stock in the first quarter of 2020.

See accompanying Notes to the Consolidated Financial Statements.

O-I Glass, Inc.

CONSOLIDATED CASH FLOWS

Dollars in millions

Years ended December 31,	2021	2020	2019
Operating activities:
Net earnings (loss)	$172	$264	$(382)
Loss (gain) from discontinued operations	(7)		3
Non-cash charges (credits):
Depreciation	356	369	390
Amortization of intangibles and other deferred items	93	99	109
Amortization of finance fees and debt discount	14	14	10
Deferred tax provision (benefit)	5	(5)	7
Pension expense	32	38	32
Restructuring, asset impairment and related charges	28	96	69
Charges for asbestos-related cost			35
Pension settlement charges	74	26	26
Goodwill impairment charge			595
Gain on sale of equity investment			(107)
Gain on sale of ANZ businesses		(275)
Charge related to Paddock support agreement liability	154
Brazil indirect tax credit	(71)
Other asset impairments		36	22
Gain on sale of miscellaneous assets	(84)
Pension contributions	(84)	(103)	(33)
Asbestos-related payments			(151)
Cash paid for restructuring activities	(30)	(37)	(54)
Change in components of working capital	(13)	(181)	(176)
Other, net	41	116	13
Cash provided by continuing operating activities	680	457	408
Cash provided by (utilized in) discontinued operating activities	7		(3)
Total cash provided by operating activities	687	457	405
Investing activities:
Cash payments for property, plant and equipment	(398)	(311)	(426)
Acquisitions, net of cash acquired			(190)
Contributions and advances to joint ventures			(22)
Net cash proceeds on disposal of assets	122	10	197
Net cash proceeds on sale of ANZ businesses, net of transaction costs	58	441
Deconsolidation of Paddock		(47)
Other, net	(2)		4
Cash provided by (utilized in) investing activities	(220)	93	(437)
Financing activities:
Additions to long-term debt	1,021	1,845	4,265
Repayments of long-term debt	(1,188)	(2,460)	(4,099)
Increase (decrease) in short-term loans	(17)	(15)	49
Payment of finance fees	(16)	(51)	(85)
Dividends paid		(8)	(31)
Net cash proceeds (payments) for hedging activity	(15)	(8)	28
Distributions paid to noncontrolling interests	(16)	(12)	(17)
Shares repurchased	(40)		(38)
Sale leaseback proceeds in conjunction with ANZ sale		155
Issuance of common stock and other	(2)	(3)	(4)
Cash provided by (utilized in) financing activities	(273)	(557)	68
Effect of exchange rate fluctuations on cash	(29)	19	3
Increase in cash including cash classified within current assets held for sale	165	12	39
Less: decrease in cash classified within current assets held for sale	(3)
Cash and cash equivalents at beginning of period	563	551	512
Cash and cash equivalents at end of period	$725	$563	$551

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

Stock-Based Compensation The Company has various stock-based compensation plans consisting of performance and restricted share awards. Costs resulting from all share-based compensation plans are required to be recognized in the financial statements. A public entity is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the required service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the required service.

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

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

New Accounting Standards

Effects of Reference Rate Reform on Financial Reporting - In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which allows for elective contract modification guidance for contracts or other transactions that reference LIBOR or a reference rate that is expected to be discontinued as a result of reference rate reform. The Company adopted ASU No. 2020-04 effective July 1, 2020. The adoption of this ASU had no impact on the Company’s consolidated balance sheet, consolidated results of operations or consolidated cash flows. As of December 31, 2021, the only material portion of the Company’s debt that references LIBOR is its Senior Secured Credit Facility Agreement (see Note 14 for more information). The Agreement provides for a mechanism for the Company to transition to a new reference rate.

2. Segment Information

Historically, the Company had three reportable segments and three operating segments based on its geographic locations: the Americas, Europe and Asia Pacific. These three segments are aligned with the Company’s internal approach to managing, reporting, and evaluating performance of its global glass operations. On July 31, 2020, the Company completed the sale of its Australia and New Zealand (“ANZ”) businesses, which comprised the majority of its businesses in the Asia Pacific region (approximately 85% of net sales in that region for the full year 2019), to Visy Industries Holdings Pty Ltd. (“Visy”).  After the sale of the ANZ businesses, the remaining businesses in the Asia Pacific region do not meet the criteria of an individually reportable segment. For the year ended December 31, 2020, the results for the Asia Pacific reportable segment reflect only seven months of the results of the ANZ businesses. For the year ended December 31, 2019, the results of the Asia Pacific segment have been recast to reflect only the results of its ANZ businesses. For all historical periods discussed in this report, the sales and operating results of the other businesses that historically comprised the Asia Pacific segment, and that have been retained by the Company, have been reclassified to Other sales and Retained corporate costs and other, respectively. For asset reporting purposes, only the assets related to the ANZ businesses have been reported in the Asia Pacific segment, while the other businesses that historically comprised this segment, and that have been retained by the Company, have been reclassified to the Retained corporate costs and other assets line for all periods presented.

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

The Company’s measure of profit for its reportable segments is segment operating profit, which is a non-GAAP financial measure that consists of consolidated earnings from continuing operations before interest income, interest expense, and provision for income taxes and excludes amounts related to certain items that management considers not representative of ongoing operations and other adjustments, as well as certain retained corporate costs. The Company’s management uses segment operating profit, in combination with net sales and selected cash flow information, to evaluate performance and to allocate resources. Segment operating profit for reportable segments includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Financial information regarding the Company’s reportable segments is as follows:

	2021	2020	2019
Net sales:
Americas	$3,557	$3,322	$3,622
Europe	2,687	2,364	2,387
Asia Pacific		281	534
Reportable segment totals	6,244	5,967	6,543
Other	113	124	148
Net sales	$6,357	$6,091	$6,691

	2021	2020	2019
Segment operating profit:
Americas	$456	$395	$495
Europe	371	264	317
Asia Pacific		19	44
Reportable segment totals	827	678	856
Items excluded from segment operating profit:
Retained corporate costs and other charges	(171)	(145)	(112)
Gain on sale of miscellaneous assets	84
Brazil indirect tax credit	71
Gain on sale of ANZ businesses		275
Charge for goodwill impairment			(595)
Charge for asbestos-related costs			(35)
Pension settlement charges	(74)	(26)	(26)
Restructuring, asset impairment and other	(35)	(142)	(114)
Charge for deconsolidation of Paddock		(14)
Charge related to Paddock support agreement liability	(154)
Strategic transaction and corp. modernization costs		(8)	(31)
Gain on sale of equity investment			107
Interest expense, net	(216)	(265)	(311)
Earnings (loss) from continuing operations before income taxes	$332	$353	$(261)

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

				Reportable	Retained	Consoli-
			Asia	Segment	Corp Costs	dated
	Americas	Europe	Pacific	Totals	and Other	Totals
Total assets:
2021	$4,853	$3,513	$—	$8,366	$466	$8,832
2020	4,927	3,507		8,434	448	8,882
2019	5,264	3,127	694	9,085	525	9,610
Equity investments:
2021	$458	$121	$—	$579	$64	$643
2020	492	120		612	61	673
2019	491	101		592	102	694
Equity earnings (losses):
2021	$58	$28	$—	$86	$4	$90
2020	51	23		74	(37)	37
2019	38	18		56	22	78
Capital expenditures:
2021	$211	$180	$—	$391	$7	$398
2020	146	138	20	304	7	311
2019	178	177	39	394	32	426
Depreciation and amortization expense:
2021	$269	$154	$—	$423	$26	$449
2020	270	146	28	444	24	468
2019	292	136	45	473	26	499

The Company’s tangible long-lived assets, including property, plant and equipment and operating lease right-of-use assets, by geographic region are as follows:

	U.S.	Non-U.S.	Total
2021	$740	$2,193	$2,933
2020	751	2,294	3,045
2019	778	2,698	3,476

The Company’s net sales by geographic region are as follows:

	U.S.	Non-U.S.	Total
2021	$1,806	$4,551	$6,357
2020	1,791	4,300	6,091
2019	1,914	4,777	6,691

Operations outside the U.S. that accounted for 10% or more of consolidated net sales from continuing operations were in France (2021-12%, 2020- 11%), Italy (2021-12%, 2020- 11%), and Mexico (2021-12%, 2020- 11%).

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

For the years ended December 31, 2021 and 2020, the Company had no material bad debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Consolidated Balance Sheet. For the years ended December 31, 2021, 2020 and 2019, revenue recognized from prior periods (for example, due to changes in transaction price) was not material.

Consistent with the disclosures in Note 2 related to the ANZ sale, Asia Pacific revenue for the year ended December 31, 2020 reflects only seven months of revenue from the ANZ businesses. For the year ended December 31, 2019, revenue of the Asia Pacific segment has been recast to reflect only the revenue of the ANZ businesses. The other businesses that comprised the Asia Pacific segment and that have been retained by the Company have been reclassified to the Other sales line.

The following table for the year ended December 31, 2021 disaggregates the Company’s revenue by customer end use:

	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$2,165	$1,976	$4,141
Food and other	830	487	1,317
Non-alcoholic beverages	562	224	786
Reportable segment totals	$3,557	$2,687	$6,244
Other			113
Net sales			$6,357

The following table for the year ended December 31, 2020 disaggregates the Company’s revenue by customer end use:

	Americas	Europe	Asia Pacific	Total

Alcoholic beverages (beer, wine, spirits)	$2,008	$1,681	$217	$3,906
Food and other	823	481	38	1,342
Non-alcoholic beverages	491	202	26	719
Reportable segment totals	$3,322	$2,364	$281	$5,967
Other				124
Net sales				$6,091

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

At December 31, 2021 and 2020, the Company reported $692 million and $623 million of accounts receivable, respectively, net of allowances of $28 million and $33 million, respectively. Changes in the allowance were not material for the years ended December 31, 2021 or 2020.

5. Inventories

Major classes of inventory are as follows:

	2021	2020
Finished goods	$659	$675
Raw materials	119	129
Operating supplies	38	37
	$816	$841

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

6. Equity Investments

At December 31, 2021, the Company’s ownership percentage in affiliates include:

	O-I Ownership
Affiliates	Percentage	Business Type
Empresas Comegua S.A.	49.7%	Glass container manufacturer
BJC O-I Glass Pte. Ltd.	50%	Glass container manufacturer
CO Vidrieria SARL ("COV")	50%	Glass container manufacturer
Rocky Mountain Bottle Company	50%	Glass container manufacturer
Vetrerie Meridionali SpA ("VeMe")	50%	Glass container manufacturer
Vetri Speciali SpA	50%	Specialty glass manufacturer

Summarized information pertaining to the Company’s equity affiliates follows:

	2021	2020	2019
Equity in earnings:
Non-U.S.	$83	$29	$58
U.S.	7	8	20
Total	$90	$37	$78
Dividends received	$103	$58	$42

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

Summarized combined financial information for equity affiliates is as follows (unaudited):

	2021	2020
At end of year:
Current assets	$557	$476
Non-current assets	1,317	1,317
Total assets	1,874	1,793
Current liabilities	386	330
Other liabilities and deferred items	195	183
Total liabilities and deferred items	581	513
Net assets	$1,293	$1,280

For the year:	2021	2020	2019
Net sales	$1,185	$927	$908
Gross profit	$305	$256	$232
Net earnings	$169	$141	$114

In December 2019, the Company sold its 25% equity interest in Tata Chemicals (Soda Ash) Partners.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Based on an evaluation of each of the Company’s equity investments for the three years ending December 31, 2021, no investments exceeded the significant subsidiary thresholds per Rule 3-09 of Regulation S-X. As such, separate financial statements for the Company’s equity investments are not required to be filed with the Securities and Exchange Commission.

The Company made purchases of approximately $117 million and $111 million from equity affiliates in 2021 and 2020, respectively, and owed approximately $68 million and $82 million to equity affiliates as of December 31, 2021 and 2020, respectively.

7. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2021, 2020, and 2019 are as follows:

	Europe	Americas	Other	Total
Balance as of January 1, 2019	$874	$1,634	$5	$2,513
Acquisition (divestiture) related adjustments		21	(5)	16
Impairment		(595)		(595)
Translation effects	(15)	15		—
Balance as of December 31, 2019	859	1,075	—	1,934
Translation effects	74	(57)		17
Balance as of December 31, 2020	933	1,018		1,951
Divestiture related adjustments		(3)		(3)
Reclassified as held for sale		(18)		(18)
Translation effects	(67)	(23)		(90)
Balance as of December 31, 2021	$866	$974	$—	$1,840

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

During the fourth quarter of 2021, the Company completed its annual impairment testing and determined that no impairment existed.

There can be no assurance that anticipated financial results will be achieved and the goodwill balances remain susceptible to future impairment charges. The goodwill related to the North America reporting unit, which was $446 million and is included in the Americas segment above, was determined to have the greatest risk of future impairment charges given the difference (28%) between the BEV and carrying value of this reporting unit as of October 1, 2021. The BEVs of the Company’s Europe and Latin America reporting units more substantially exceeded their carrying values as of October 1, 2021. If the Company’s projected future cash flows were lower, or if the assumed weighted average cost of capital were higher, the testing performed in the fourth quarter of 2021 may have indicated an impairment of the goodwill related to one or more of the Company’s reporting units.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Any impairment charges that the Company may take in the future could be material to its consolidated results of operations and financial condition.

During the time subsequent to the annual evaluation, and at December 31, 2021, the Company considered whether any events and/or changes in circumstances had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired and has determined that no such events have occurred.

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

Goodwill for the Americas segment is net of accumulated impairment losses of $595 million as of December 31, 2021 and 2020.

Intangible Assets

Customer list intangible assets are amortized using the accelerated amortization method over their 20 year lives. Net intangible asset values were $286 million and $325 million, which included accumulated amortization of $251 million and $216 million, for the years ended December 31, 2021 and 2020, respectively. Amortization expense for intangible assets was $34 million, $33 million and $41 million for the years ended December 31, 2021, 2020, and 2019, respectively. Estimated amortization related to intangible assets through 2026 is as follows: 2022, $30 million; 2023, $26 million; 2024, $25 million; 2025, $23 million; and 2026, $22 million. No impairment existed on these assets at December 31, 2021.

The Company has determined that the fair value measurements related to the customer list intangible assets are based on significant unobservable inputs and are classified as Level 3 in the fair value hierarchy.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

8. Other Assets

Other assets (noncurrent) consist of the following at December 31, 2021 and 2020:

	2021	2020
Right of use lease assets	$116	$138
Deferred tax assets	152	178
Deferred returnable packaging costs	80	82
Repair part inventories	117	112
Capitalized software	49	59
Value added taxes	10	19
Other	53	74
	$577	$662

Capitalized software includes costs related to the acquisition and development of internal-use software. These costs are amortized over the estimated useful life of the software. Amortization expense for capitalized software was $11 million, $12 million and $13 million for 2021, 2020, and 2019, respectively. Estimated amortization related to capitalized software through 2026 is as follows: 2022, $9 million; 2023, $8 million; 2024, $8 million; 2025, $7 million; and 2026, $7 million.

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

The Company terminated a portion of its cross-currency swaps, which resulted in net cash outflows of $15 million and $3 million for 2021 and 2020, respectively, as disclosed in the cash flows from financing activities section of the Consolidated Cash Flows. In 2019, the Company terminated a portion of its cross-currency swaps, which resulted in a $15 million cash inflow recognized in the cash flows from financing activities section of the Consolidated Cash Flows.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

An unrecognized gain of $6 million and $9 million at December 31, 2021 and December 31, 2020, respectively, related to these cross-currency swaps, was included in Accumulated OCI, and will be reclassified into earnings within the next twelve months.

Fair Value Hedges of Foreign Exchange Risk

The Company has fixed interest rate borrowings denominated in currencies other than the functional currency of the borrowing subsidiaries. As a result, the Company is exposed to fluctuations in the currency of the borrowing against the subsidiaries’ functional currency.  The Company uses derivatives to manage these exposures and designates these derivatives as fair value hedges of foreign exchange risk. Approximately $4 million of the components were excluded from the assessment of effectiveness and are included in Accumulated OCI at December 31, 2021.

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

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Balance Sheet Classification

The following table shows the amount and classification (as noted above) of the Company’s derivatives at December 31, 2021 and 2020:

	Fair Value of
	Hedge Assets		Hedge Liabilities
	2021	2020	2021	2020
Derivatives designated as hedging instruments:
Interest rate swaps - fair value hedges (a)	$4	$17	$2	$—
Cash flow hedges of foreign exchange risk (b)	2	6	23	115
Fair value hedges of foreign exchange risk (c)	9
Net investment hedges (d)	3	1	17	52
Total derivatives accounted for as hedges	$18	$24	$42	$167
Derivatives not designated as hedges:
Foreign exchange derivative contracts (e)	1	1	2	3
Total derivatives	$19	$25	$44	$170

Current	$14	$13	$2	$15
Noncurrent	5	12	42	155
Total derivatives	$19	$25	$44	$170

(a)	The notional amounts of the interest rate swaps designated as fair value hedges were €725 million at December 31, 2021 and December 31, 2020. The maximum maturity dates were in 2024 at December 31, 2021 and December 31, 2020.
(b)	The notional amounts of the cash flow hedges of foreign exchange risk were $422 million and $978 million at December 31, 2021 and December 31, 2020, respectively. The maximum maturity dates were in 2023 at December 31, 2021 and December 31, 2020.
(c)	The notional amounts of the fair value hedges of foreign exchange risk were $400 million at December 31, 2021. The maximum maturity date was 2030 at December 31, 2021.
(d)	The notional amounts of the net investment hedges were €311 million at December 31, 2021 and December 31, 2020, and maximum maturity dates were 2027 at December 31, 2021 and at December 31, 2020.
(e)	The notional amounts of the foreign exchange derivative contracts were $202 million and $247 million and maximum maturity dates were 2022 and 2021 at December 31, 2021 and December 31, 2020, respectively.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The effects of derivative instruments on the Company’s Consolidated Statements of Results of Operations and Comprehensive Income (Loss) for OCI for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Gain (Loss) Recognized in OCI (Effective Portion)			Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
Derivatives designated as hedging instruments:	2021	2020	2019	2021	2020	2019
Cash Flow Hedges
Cash flow hedges of foreign exchange risk (a)	$75	$(99)	$28	$77	$(115)	$(30)
Cash flow hedges of interest rate risk (b)			(1)		(1)
Net Investment Hedges
Net Investment Hedges	40	(54)	10	3	4	(7)
	$115	$(153)	$37	$80	$(112)	$(37)

	Amount of Gain (Loss) Recognized in Other income (expense), net
Derivatives not designated as hedges:	2021	2020	2019
Foreign exchange derivative contracts	$4	$9	$10

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

The Company’s decisions to curtail selected production capacity have resulted in write-downs of certain long-lived assets to the extent their carrying amounts exceeded fair value or fair value less cost to sell. The Company classified the significant assumptions used to determine the fair value of the impaired assets in the period that the measurement was taken as Level 3 (third-party appraisal) in the fair value hierarchy as set forth in the general accounting principles for fair value measurements. For the asset impairments recorded through December 31, 2021 and December 31, 2020, the remaining carrying value of the impaired assets was approximately $5 million and $1 million, respectively.

When a decision is made to take restructuring actions, the Company manages and accounts for them programmatically apart from the ongoing operations of the business. Information related to major programs is

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

presented separately while minor initiatives are presented on a combined basis. As of December 31, 2021 and 2020, no major restructuring programs were in effect.

In 2021, the Company implemented several discrete restructuring initiatives and recorded restructuring and other charges of $28 million.  These charges consisted of employee costs, such as severance and benefit-related costs, write-down of assets and other exit costs (including related consulting costs attributed to restructuring of managed services activities) at a number of the Company’s businesses in the Americas and Europe. These restructuring charges were discrete actions and are expected to approximate the total cumulative costs for those actions as no significant additional costs are expected to be incurred. These charges were recorded to Other income (expense), net on the Consolidated Results of Operations. The Company expects that the majority of the remaining cash expenditures related to the accrued employee costs will be paid out over the next several years.

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

The following table presents information related to restructuring, asset impairment and other costs related to closed facilities from January 1, 2020 through December 31, 2021:

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at January 1, 2020	$32	$—	$13	$45
Charges	40	46	10	96
Write-down of assets to net realizable value		(46)		(46)
Net cash paid, principally severance and related benefits	(34)		(3)	(37)
Other, including foreign exchange translation			(13)	(13)
Balance at December 31, 2020	$38	$—	$7	$45
Charges	3	6	19	28
Write-down of assets to net realizable value		(6)		(6)
Net cash paid, principally severance and related benefits	(15)		(15)	(30)
Other, including foreign exchange translation	(6)			(6)
Balance at December 31, 2021	$20	$—	$11	$31

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

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The changes in the pension benefit obligations for the year are as follows:

	U.S.		Non-U.S.
	2021	2020	2021	2020
Obligations at beginning of year	$1,590	$1,505	$1,127	$1,150
Change in benefit obligations:
Service cost	13	11	12	13
Interest cost	40	50	21	26
Actuarial (gain) loss	(73)	134	(82)	67
Settlements	(252)	(24)	(8)	(63)
Acquisitions (Divestiture)				(56)
Participant contributions				1
Benefit payments	(76)	(86)	(53)	(51)
Other			1	6
Foreign currency translation			(28)	34
Net change in benefit obligations	(348)	85	(137)	(23)
Obligations at end of year	$1,242	$1,590	$990	$1,127

The actuarial (gain) loss for the Company’s pension benefit obligations in 2021 and 2020 was primarily related to changes in market performance and changes in discount rates.

The changes in the fair value of the pension plans’ assets for the year are as follows:

	U.S.		Non-U.S.
	2021	2020	2021	2020
Fair value at beginning of year	$1,324	$1,215	$929	$947
Change in fair value:
Actual gain on plan assets	145	161	7	99
Benefit payments	(76)	(86)	(53)	(51)
Employer contributions	27	58	57	45
Participant contributions			1	1
Settlements	(252)	(24)	(8)	(63)
Acquisitions (Divestitures)				(71)
Foreign currency translation			(11)	23
Other			1	(1)
Net change in fair value of assets	(156)	109	(6)	(18)
Fair value at end of year	$1,168	$1,324	$923	$929

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

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The funded status of the pension plans at year end is as follows:

	U.S.		Non-U.S.
	2021	2020	2021	2020
Plan assets at fair value	$1,168	$1,324	$923	$929
Projected benefit obligations	1,242	1,590	990	1,127
Plan assets less than projected benefit obligations	(74)	(266)	(67)	(198)
Items not yet recognized in pension expense:
Actuarial loss	437	708	259	323
Prior service cost			10	11
	437	708	269	334
Net amount recognized	$363	$442	$202	$136

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2021 and 2020 as follows:

	U.S.		Non-U.S.
	2021	2020	2021	2020
Pension assets	$—	$—	$150	$67
Current pension liability, included with other accrued liabilities	(1)	(2)	(6)	(8)
Pension benefits	(73)	(264)	(211)	(257)
Accumulated other comprehensive loss	437	708	269	334
Net amount recognized	$363	$442	$202	$136

The following changes in plan assets and benefit obligations were recognized in Accumulated Other Comprehensive Loss at December 31, 2021 and 2020 as follows (amounts are pretax):

	U.S.		Non-U.S.
	2021	2020	2021	2020
Current year actuarial (gain) loss	$(136)	$57	$(13)	$12
Amortization of actuarial loss	(62)	(56)	(43)	(12)
Settlement	(73)	(14)	(1)	(12)
Other			(1)	2
	(271)	(13)	(58)	(10)
Translation			(7)	12
Change in accumulated other comprehensive loss	$(271)	$(13)	$(65)	$2

The accumulated benefit obligation for all defined benefit pension plans was $2,210 million and $2,692 million at December 31, 2021 and 2020, respectively.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The components of the net pension expense for the year are as follows:

	U.S.			Non-U.S.
	2021	2020	2019	2021	2020	2019
Service cost	$13	$11	$12	$12	$13	$12
Interest cost	40	50	58	21	26	33
Expected asset return	(82)	(85)	(86)	(46)	(45)	(48)
Amortization:
Actuarial loss	61	56	41	13	12	10
Net expense	$32	$32	$25	$—	$6	$7

In 2021, the Company settled a portion of its pension obligations in the U.S., Canada and Mexico, resulting in settlement charges of approximately $74 million. A retiree annuity contract purchase transaction with an issuer in the U.S. amounted to approximately $239 million and gave rise to the majority of the settlement transaction, with lump-sum payments directly to plan participants comprising the remainder. In 2020, the Company settled a portion of its pension obligations in the U.S., Canada and Mexico, resulting in settlement charges of $26 million. A retiree annuity contract purchase transaction with an insurer in Canada amounted to approximately $31 million and gave rise to the majority of the settlement transaction, with lump-sum payments directly to plan participants comprising the remainder. In 2019, the Company settled a portion of its pension obligations in the U.S., the United Kingdom and Mexico, resulting in settlement charges of $26 million.

The components of pension expense, other than the service cost component, as well as pension settlement charges are included in Other income (expense), net on the Consolidated Results of Operations.

The following information is for plans with projected and accumulated benefit obligations in excess of the fair value of plan assets at year end:

	Projected Benefit Obligation Exceeds				Accumulated Benefit Obligation Exceeds
	the Fair Value of Plan Assets				the Fair Value of Plan Assets
	U.S.		Non-U.S.		U.S.		Non-U.S.
	2021	2020	2021	2020	2021	2020	2021	2020
Projected benefit obligations	$1,242	$1,590	$258	$331	$1,242	$1,590	$258	$331
Accumulated benefit obligation	1,242	1,590	240	309	1,242	1,590	240	309
Fair value of plan assets	1,168	1,324	42	67	1,168	1,324	42	67

The weighted average assumptions used to determine benefit obligations are as follows:

	U.S.		Non-U.S.
	2021	2020	2021	2020
Discount rate	2.86%	2.61%	2.53%	1.92%
Rate of compensation increase	N/A	N/A	3.18%	2.80%

The weighted average assumptions used to determine net periodic pension costs are as follows:

	U.S.			Non-U.S.
	2021	2020	2019	2021	2020	2019
Discount rate	2.61%	3.39%	4.36%	1.92%	2.53%	3.01%
Rate of compensation increase	N/A	N/A	N/A %	2.80%	2.86%	2.76%
Expected long-term rate of return on assets	6.85%	7.15%	7.25%	5.46%	5.23%	5.50%

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases as presented above.

For 2021, the Company’s weighted average expected long-term rate of return on assets was 6.85% for the U.S. plans and 5.46% for the non-U.S. plans. In developing this assumption, the Company considered its historical 10-year average return (through December 31, 2021) and evaluated input from its third-party pension plan asset consultants, including their review of asset class return expectations.

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

The assets of the U.S. plans are maintained in a group trust. The U.S. plans hold no individual assets other than the investment in the group trust. The Company’s U.S. pension plan assets held in the group trust are measured at net asset value in the fair value hierarchy. The total U.S. plan assets amounted to $1,168 million and $1,324 million as of December 31, 2021 and 2020, respectively. In 2021, the group trust assets consisted of approximately 37% equity securities, 60% debt securities, and 3% real estate and other.

In 2021, the non-U.S. plan assets consisted of approximately 5% equity securities, 68% debt securities, and 27% real estate and other. The following table sets forth by level, within the fair value hierarchy, the Company’s non-U.S. pension plan assets at fair value as of December 31, 2021 and 2020:

	2021				2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$43	$—	$—	$43	$31	$—	$—	$31
Equity securities				—				—
Debt securities	35	14		49	36	2		38
Other		24		24		26		26
Total	$78	$38	$—		$67	$28	$—
Investments measured at net asset value				$807				$834
Total non-U.S. assets at fair value				$923				$929

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

In order to maintain minimum funding requirements, the Company is required to make contributions to its defined benefit pension plans of approximately $25 million in 2022.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	U.S.	Non-U.S.
2022	$80	$42
2023	77	43
2024	75	44
2025	75	45
2026	74	47
2027-2031	355	255

The Company also sponsors several defined contribution plans for all salaried and hourly U.S. employees, and employees in Canada, the United Kingdom, and the Netherlands. Participants’ contributions are based on their compensation. The Company matches contributions of participants, up to various limits, in substantially all plans. Company contributions to these plans amounted to $30 million in 2021, $34 million in 2020, and $33 million in 2019.

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

The changes in the postretirement benefit obligations for the year are as follows:

	U.S.		Non-U.S.
	2021	2020	2021	2020
Obligations at beginning of year	$38	$72	$80	$71
Change in benefit obligations:
Service cost			2	2
Interest cost	2	2	2	2
Actuarial (gain) loss	(4)	14	(6)	5
Benefit payments	(2)	(11)	(2)	(2)
Foreign currency translation				2
Other		(39)
Net change in benefit obligations	(4)	(34)	(4)	9
Obligations at end of year	$34	$38	$76	$80

The actuarial (gain) loss for the Company’s postretirement benefit obligations in 2021 and 2020 was primarily related to changes in discount rates.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

During 2020, the Company remeasured a portion of its post-retirement benefit obligation in the U.S. due to plan changes, which resulted in a reduction in the post-retirement benefit obligation of approximately $39 million.

The funded status of the postretirement benefit plans at year end is as follows:

	U.S.		Non-U.S.
	2021	2020	2021	2020
Postretirement benefit obligations	$(34)	$(38)	$(76)	$(80)
Items not yet recognized in net postretirement benefit cost:
Actuarial gain (loss)	8	20		(7)
Prior service credit	(26)	(35)	(13)
	(18)	(15)	(13)	(7)
Net amount recognized	$(52)	$(53)	$(89)	$(87)

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2021 and 2020 as follows:

	U.S.		Non-U.S.
	2021	2020	2021	2020
Current nonpension postretirement benefit, included with Other accrued liabilities	$(2)	$(2)	$(2)	$(3)
Nonpension postretirement benefits	(32)	(36)	(74)	(77)
Accumulated other comprehensive loss	(18)	(15)	(13)	(7)
Net amount recognized	$(52)	$(53)	$(89)	$(87)

The following changes in benefit obligations were recognized in Accumulated Other Comprehensive Loss at December 31, 2021 and 2020 as follows (amounts are pretax):

	U.S.		Non-U.S.
	2021	2020	2021	2020
Current year actuarial (gain) loss	$(4)	$14	$(6)	$5
Amortization of actuarial loss	(9)	(5)
Amortization of prior service credit	9	12
Other adjustments		(39)
	$(4)	$(18)	$(6)	$5

The components of the net postretirement benefit cost for the year are as follows:

	U.S.			Non-U.S.
	2021	2020	2019	2021	2020	2019
Service cost	$—	$—	$—	$2	$2	$1
Interest cost	2	2	4	2	2	3
Amortization:
Actuarial (gain) loss	(9)	(11)	1
Prior service credit	9	5	(8)		(1)
Net amortization	—	(6)	(7)	—	(1)	—
Net postretirement benefit (income) cost	$2	$(4)	$(3)	$4	$3	$4

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Amortization included in net postretirement benefit cost is based on the average remaining service of employees. The weighted average discount rates used to determine the accumulated postretirement benefit obligation and net postretirement benefit cost are as follows:

	U.S.			Non-U.S.
	2021	2020	2019	2021	2020	2019
Accumulated postretirement benefit obligation	2.76%	2.48%	3.31%	2.95%	2.55%	3.00%
Net postretirement benefit cost	2.48%	3.31%	4.30%	2.55%	3.00%	3.60%

The weighted average assumed health care cost trend rates at December 31 are as follows:

	U.S.		Non-U.S.
	2021	2020	2021	2020
Health care cost trend rate assumed for next year	6.40%	6.60%	5.00%	5.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2029	2029	N/A	N/A

Amortization included in net postretirement benefit cost is based on the average remaining service of employees.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	U.S.	Non-U.S.
2022	$2	$3
2023	2	3
2024	2	3
2025	2	3
2026	2	3
2027 - 2031	9	16

Other U.S. hourly retirees receive health and life insurance benefits from a multi-employer trust established by collective bargaining. Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $5 million in 2021, $5 million in 2020 and $5 million in 2019. Postretirement health and life benefits for retirees of foreign subsidiaries are generally provided through the national health care programs of the countries in which the subsidiaries are located.

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

Certain lease agreements include terms with options to extend the lease, however none of these have been recognized in the Company’s right-of-use assets or lease liabilities since those options were not reasonably certain to be exercised. Leases with a term of 12 months or less are not recorded on the balance sheet and lease expense for these leases is recognized on a straight-line basis over the lease term. The Company’s lease agreements include lease payments that are largely fixed and do not contain material residual value guarantees or variable lease payments and no lease transactions with related parties. For the years ended December 31, 2021 and 2020, the Company’s lease costs associated with leases with terms less than 12 months or variable lease costs were immaterial. Certain leases include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The Company’s leases do not contain restrictions or covenants that restrict the Company from incurring other financial obligations.

The Company leases warehouses, office buildings and equipment under both operating and finance lease arrangements. Information related to these leases is as follows:

	Year ended December 31,
	2021	2020
Lease cost
Finance lease cost:
Amortization of right-of-use assets (included in Cost of goods sold and Selling and administrative expense)	$16	$7
Interest on lease liabilities (included in Interest expense, net)	3	2
Operating lease cost (included in Cost of goods sold and Selling and administrative expense)	52	75
Total lease cost	$71	$84

	Year ended December 31,
	2021	2020
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$52	$75
Operating cash flows from finance leases	3	2
Financing cash flows from finance leases	16	7
Right-of-use assets obtained in exchange for new operating lease liabilities	33	42

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

	December 31,
	2021	2020
Supplemental balance sheet information
Operating leases:
Operating lease right-of-use assets (included in Other assets)	$116	$138

Current operating lease liabilities (included in Other current liabilities)	38	45
Noncurrent operating lease liabilities (included in Other long-term liabilities)	78	93
Total operating lease liabilities	$116	$138

Finance leases:
Property, plant and equipment	$155	$154
Accumulated amortization	(51)	(42)
Property, plant and equipment, net	104	112

Current finance lease liabilities (included in Long-term debt due within one year)	14	16
Noncurrent finance lease liabilities (included in Long-term debt)	84	92
Total finance lease liabilities	$98	$108

Weighted-average remaining lease term (in years):
Operating leases	5.1	4.8
Finance leases	6.2	6.9
Weighted-average discount rate:
Operating leases	3.61%	3.69%
Finance leases	2.58%	2.73%

Maturity of lease liabilities	Operating leases	Finance leases
2022	$42	$17
2023	29	17
2024	21	15
2025	12	15
2026	7	15
2027 and thereafter	17	28
Total lease payments	128	107
Less: imputed interest	(12)	(9)
Total lease obligations	$116	$98

Minimum payments related to leases not yet commenced as of December 31, 2021	$—	$12

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

13. Income Taxes

The provision for income taxes was calculated based on the following components of earnings (loss) before income taxes:

Continuing operations	2021	2020	2019
U.S.	$(295)	$(85)	$(535)
Non-U.S.	627	438	274
	$332	$353	$(261)

Discontinued operations	2021	2020	2019
U.S.	$—	$—	$—
Non-U.S.	7	—	(3)
	$7	$—	$(3)

The provision for income taxes consists of the following:

	2021	2020	2019
Current:
U.S.	$12	$8	$12
Non-U.S.	150	86	99
	162	94	111
Deferred:
U.S.	(1)	1	—
Non-U.S.	6	(6)	7
	5	(5)	7
Total:
U.S.	11	9	12
Non-U.S.	156	80	106
Total for continuing operations	167	89	118
Total for discontinued operations	—	—	—
	$167	$89	$118

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

A reconciliation of the provision for income taxes based on the statutory U.S. Federal tax rate of 21% to the provision for income taxes is as follows:

	2021	2020	2019
Tax provision on pretax earnings from continuing operations at statutory U.S. Federal tax rate	$70	$74	$(55)
Increase (decrease) in provision for income taxes due to:
Non-U.S. tax rates	31	34	14
Global intangible low taxed income and Foreign-derived intangible income, net of applicable GILTI credits	6	7	28
Goodwill and equity investment impairments		6	125
Tax impact of sale of ANZ business		(87)
Tax law changes	(6)	(10)
Tax impact of Brazil indirect tax ruling	(7)
Change in valuation allowance	93	59	(31)
Tax attribute expiration	8	6	11
Withholding tax	12	12	16
Non-deductible expenses and taxable gains	24	14	8
Tax credits and incentives	(67)	(11)	(18)
Changes in tax reserves and audit settlements	10	2	20
Mexico inflationary adjustments	(6)		4
Equity earnings	(16)	(14)	(14)
Intercompany financing	10	12	(4)
Other taxes based on income	5	2	3
Other items		(17)	11
Provision for income taxes	$167	$89	$118

Deferred income taxes reflect: (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their relevant tax basis; and (2) carryovers and credits for income tax purposes.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2021 and 2020 are as follows:

	2021	2020
Deferred tax assets:
Accrued postretirement benefits	$34	$35
Paddock-related liabilities	137	107
Foreign tax credit carryovers	161	130
Operating, capital loss and interest carryovers	255	276
Other credit carryovers	20	19
Accrued liabilities	54	55
Pension liabilities	19	85
Operating lease liabilities	28	33
Other	68	46
Total deferred tax assets	776	786
Deferred tax liabilities:
Property, plant and equipment	114	112
Intangibles and deferred software	72	79
Operating lease right-of-use assets	28	33
Total deferred tax liabilities	214	224
Valuation allowance	(512)	(493)
Net deferred taxes	$50	$69

Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2021 and 2020 as follows:

	2021	2020
Other assets	$152	$178
Deferred taxes	(102)	(109)
Net deferred taxes	$50	$69

The deferred tax expense associated with the increase in the valuation allowance of $19 million was primarily allocated $86 million to income from continuing operations due to the primacy of continuing operations, changes in tax law and movements in non-U.S. currencies, and ($67) million to other comprehensive income.

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

At December 31, 2021, before valuation allowance, the Company had unused foreign tax credits of $161 million including $85 million expiring in 2022 through 2031 and $76 million that can be carried over indefinitely. Approximately $157 million of the deferred tax assets related to operating, capital loss and interest carryforwards can be carried over indefinitely. The remaining operating, capital loss and interest carryforwards of $98 million

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

expire between 2022 and 2041. Other credit carryforwards include approximately $19 million of research tax credits expiring from 2022 to 2040.

Since a majority of the pre-2018 non-U.S. earnings (net of losses) were substantially taxed under the U.S. Tax Cuts and Jobs Act, distributions of those net earnings no longer attract significant U.S. income taxes except for any associated currency gains. Therefore, the Company does not assert that these net earnings (to the extent of foreign distributable reserves) and any associated gross book-tax basis differences, if any, are indefinitely reinvested. For all remaining gross book-tax basis differences in its non-U.S. consolidated subsidiaries, the Company maintains its assertion that it intends these to be indefinitely reinvested. The Company also records deferred foreign taxes on gross book-tax basis differences to the extent of foreign distributable reserves for certain foreign subsidiaries. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings is not practicable.

The Company records a liability for unrecognized tax benefits related to uncertain tax positions. The Company accrues interest and penalties associated with unrecognized tax benefits as a component of its income tax expense.

The following is a reconciliation of the Company’s total gross unrecognized tax benefits for the years ended December 31, 2021, 2020, and 2019:

	2021	2020	2019
Balance at January 1	$93	$99	$87
Additions and reductions for tax positions of prior years	3	(20)	16
Additions based on tax positions related to the current year	3	11	12
Reductions due to the lapse of the applicable statute of limitations
Reductions due to settlements			(16)
Foreign currency translation	(4)	3
Balance at December 31	$95	$93	$99
Unrecognized tax benefits, which if recognized, would impact the Company’s effective income tax rate	$75	$80	$86
Accrued interest and penalties at December 31	$16	$14	$11
Interest and penalties included in tax expense for the years ended December 31	$2	$3	$1

Based upon the outcome of tax examinations, judicial proceedings, or expiration of statute of limitations, it is reasonably possible that the ultimate resolution of these unrecognized tax benefits may result in a payment that is materially different from the current estimate of the tax liabilities. The Company believes that it is reasonably possible that the estimated liability could decrease up to approximately $70 million within the next 12 months. This is primarily the result of anticipated audit settlements or statute expirations in several taxing jurisdictions.

The Company is currently under income tax examination in various tax jurisdictions in which it operates, including Brazil, Canada, Colombia, France, Indonesia, Mexico and Peru. The years under examination range from 2004 through 2020. The Company has received tax assessments in excess of established reserves. The Company is contesting these tax assessments, and will continue to do so, including pursuing all available remedies such as appeals and litigation, if necessary.

The Company believes that adequate provisions for all income tax uncertainties have been made. However, if tax assessments are settled against the Company at amounts in excess of established reserves, it could have a

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

material impact to the Company’s consolidated results of operations, financial position or cash flows. During 2021, the Company concluded income tax audits in several jurisdictions, including Bolivia, Germany, Indonesia, and Italy.

14. Debt

The following table summarizes the long-term debt of the Company at December 31, 2021 and 2020:

	2021	2020
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$—
Term Loans:
Term Loan A	923	1,067
Other secured debt		99
Senior Notes:
4.00%, due 2023		307
5.875%, due 2023	695	692
3.125%, due 2024 (€725 million)	826	914
6.375%, due 2025	297	296
5.375%, due 2025	298	298
2.875%, due 2025 (€500 million)	561	607
6.625%, due 2027	693	692
4.75% due 2030	395
Finance leases	98	108
Other	5	7
Total long-term debt	4,791	5,087
Less amounts due within one year	38	142
Long-term debt	$4,753	$4,945

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

The Agreement provides for up to $3.0 billion of borrowings pursuant to term loans and revolving credit facilities. The term loans mature, and the revolving credit facilities terminate, in June 2024. At December 31, 2021, the Agreement includes a $300 million revolving credit facility, a $1.2 billion multicurrency revolving credit facility, and a $1.5 billion term loan A facility ($923 million outstanding balance at December 31, 2021, net of debt issuance costs). At December 31, 2021, the Company had unused credit of $1,490 million available under the Agreement. The weighted average interest rate on borrowings outstanding under the Agreement at December 31, 2021 was 1.61%.

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

The Agreement also contains one financial maintenance covenant, a Total Leverage Ratio (the “Leverage Ratio”), that requires the Company not to exceed a ratio of 4.5x calculated by dividing consolidated total debt, less cash and cash equivalents, by Consolidated EBITDA, as defined and described in the Agreement. The maximum Leverage Ratio is subject to an increase of 0.5x for (i) any fiscal quarter during which certain qualifying acquisitions (as specified in the Agreement) are consummated and (ii) the following three fiscal quarters, provided that the Leverage Ratio shall not exceed 5.0x. The Leverage Ratio could restrict the ability of the Company to undertake additional financing or acquisitions to the extent that such financing or acquisitions would cause the Leverage Ratio to exceed the specified maximum.

Failure to comply with these covenants and other customary restrictions could result in an event of default under the Agreement. In such an event, the Company could not request borrowings under the revolving facilities, and all amounts outstanding under the Agreement, together with accrued interest, could then be declared immediately due and payable. Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Agreement. If an event of default occurs under the Agreement and the lenders cause all of the outstanding debt obligations under the Agreement to become due and payable, this would result in a default under the indentures governing the Company’s outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. As of December 31, 2021, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

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

In November 2021, the Company issued $400 million aggregate principal amount of senior notes. The senior notes bear interest at a rate of 4.75% per annum and mature on February 15, 2030. The senior notes were issued via a private placement and are guaranteed by certain of the Company’s domestic subsidiaries. The net proceeds, after deducting debt issuance costs, totaled approximately $395 million and, together with cash on hand, were used to redeem the $310 million aggregate principal amount of the Company’s outstanding 4.00% senior notes due 2023 and approximately $128 million of term loan A borrowings under the Agreement. The Company recorded approximately $13 million of additional interest charges for note repurchase premiums and write-off of unamortized finance fees related to these redemptions.

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

Annual maturities for all of the Company’s long-term debt through 2027 and thereafter are as follows: 2022, $38 million; 2023, $741 million; 2024, $1,710 million; 2025, $1,170 million; 2026, $14 million; and 2027 and thereafter, $1,118 million.

The carrying amounts reported for certain long-term debt obligations subject to frequently redetermined interest rates approximate fair value. Fair values for the Company’s significant fixed rate debt obligations are based on published market quotations and are classified as Level 1 in the fair value hierarchy. Fair values at December 31, 2021, of the Company’s significant fixed rate debt obligations are as follows:

	Principal Amount	Indicated Market Price	Fair Value
Senior Notes:
5.875%, due 2023	$700	$104.99	$735
3.125%, due 2024 (€725 million)	821	102.97	845
6.375%, due 2025	300	108.07	324
5.375%, due 2025	300	104.39	313
2.875%, due 2025 (€500 million)	566	101.11	572
6.625%, due 2027	700	105.97	742
4.750% due 2030	400	101.53	406

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

On January 6, 2020 (the “Petition Date”), Paddock voluntarily filed for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to equitably and finally resolve all of its current and future Asbestos Claims (as defined herein). O-I Glass and O-I Group were not included in the Chapter 11 filing. As a result of the initiation of the Chapter 11 proceeding, Paddock continues to operate in the ordinary course and with court protection from Asbestos Claims by operation of the automatic stay in Paddock’s Chapter 11 filing, which stays ongoing litigation and submission of claims against Paddock outside the Bankruptcy Court as of the Petition Date and defers the payment of Paddock’s outstanding obligations on account of settled or otherwise determined lawsuits and claims. The bankruptcy process is expected to provide a centralized forum to resolve presently pending and anticipated future lawsuits and claims associated with asbestos. Paddock’s ultimate goal in its Chapter 11 case is to confirm a plan of reorganization under section 524(g) of the Bankruptcy Code and utilize this specialized provision to establish a trust that will address all current and future Asbestos Claims and that, in exchange for funding of the trust by the Company and/or its subsidiaries, will provide permanent injunctive relief, protecting the Company, each of its current and former affiliates and certain other related parties (the “Company Protected Parties”) from any Asbestos Claims based on products manufactured, sold, used, and/or distributed by Owens-Illinois, Inc.

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

On February 23, 2021, Paddock and O-I Glass commenced a court-approved mediation process regarding the terms of a potential consensual plan of reorganization pursuant to section 524(g) of the Bankruptcy Code with the Official Committee of Asbestos Personal Injury Claimants (the “ACC” or “Asbestos Claimants Committee”) appointed in the Paddock Chapter 11 case as the representative of current Paddock asbestos claimants, and the Legal Representative of Future Asbestos Claimants (the “FCR” or “Future Claimants’ Representative”) appointed in the Paddock Chapter 11 case as the representative of future Paddock asbestos claimants. On April 26, 2021, the Company announced that Paddock, the ACC and the FCR reached an agreement in principle, supported by O-I Glass, by accepting a proposal from the mediators setting forth total consideration to fund a trust created under section 524(g) of the Bankruptcy Code upon the effective date of a consensual plan of reorganization for Paddock.

This agreement in principle, which is subject to definitive documentation and satisfaction of certain conditions, will resolve the potential liability of Paddock and the Company Protected Parties for pending and future personal injury claims related to exposure to asbestos-containing products that were allegedly manufactured, distributed, used and/or sold by Owens-Illinois, Inc. Under the Plan (as defined herein), which will implement the agreement in principle, an asbestos settlement trust (the “Paddock Trust”) created pursuant to the provisions of section 524(g) of the U.S. Bankruptcy Code will be established and, on the effective date of the Chapter 11 plan, will be funded with $610 million in total consideration (“Settlement Consideration”). In exchange for the Settlement Consideration, each of the Company Protected Parties is expected to receive the benefit of a release from Paddock, and Paddock and the Company Protected Parties will receive the benefit of an injunction under Section 524(g) of the Bankruptcy Code channeling Asbestos Claims to the Paddock Trust and permanently enjoining the assertion of Asbestos Claims against Paddock and the Company Protected Parties.

The agreement in principle is subject to, among other things, finalization of certain documentation necessary to implement the Plan, acceptance of the Plan by at least 75% of Paddock’s current asbestos claimants voting on such Plan, and confirmation of the Plan by the Bankruptcy Court and approval of the injunction in favor of Paddock and the Company Protected Parties by the United States District Court for the District of Delaware (“District Court”). On the effective date of the Plan, the Settlement Consideration will be provided and Asbestos Claims against Paddock and the Company Protected Parties will be permanently enjoined.

In connection with the agreement in principle, the Company recorded a charge of $154 million related to its potential liability under the Paddock support agreement as a recognizable subsequent event in the Company’s consolidated results of operations for the quarter ended March 31, 2021, primarily related to an increase to Paddock’s asbestos reserve estimate in consideration for the channeling injunction to be included in the Plan protecting Company Protected Parties from Asbestos Claims, as well as certain other adjustments to Paddock’s assets and liabilities, including estimated professional fees and expenses to be incurred in confirming and implementing the Plan. This charge was recorded to Other income (expense), net on the Consolidated Results of Operations.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

On January 12, 2022, Paddock, O-I Glass, the Future Claimants’ Representative and the Asbestos Claimants’ Committee (collectively, the “Plan Proponents”) jointly proposed the Plan of Reorganization for Paddock Enterprises, LLC Under Chapter 11 of the Bankruptcy Code, dated January 12, 2022 (including any supplements and exhibits thereto, either in its present form or as the same may be amended, modified or supplemented from time to time in accordance with the terms thereof, the “Plan”). In connection with the Plan, the Plan Proponents also filed in Paddock’s Chapter 11 case the Disclosure Statement Plan of Reorganization for Paddock Enterprises, LLC Under Chapter 11 of the Bankruptcy Code, dated January 12, 2022 (including any supplements and exhibits thereto, either in its present form or as the same may be amended, modified or supplemented from time to time in accordance with the terms thereof, the “Disclosure Statement”). The Bankruptcy Court has scheduled a hearing to consider approval of the Disclosure Statement for February 16, 2022.

Several risks and uncertainties remain related to Paddock’s Chapter 11 case that could have a material adverse effect on the Company’s business, consolidated financial condition, results of operations and cash flows, including the total costs of the Chapter 11 proceeding, and the length of time necessary to confirm the Plan, and the possibility that Paddock will be unsuccessful in confirming such Plan or that such Plan does not ultimately become effective. The Paddock support agreement liability of $625 million recorded on the Company’s December 31, 2021 Consolidated Balance Sheet as required under applicable accounting standards is the Company’s best estimate based on the facts and circumstances that exist at the filing date of this Annual Report on Form 10-K. These risk factors are discussed further in Part II, Item 1A–“Risk Factors.”

Prior to the Petition Date, the Company knew of approximately 850-900 asbestos personal injury lawsuits pending. This figure does not include an estimate of potential Administrative Claims that could have been presented under a claims-handling agreement due to the uncertainties around presentation timing, quantities, or qualification rates. The Company historically considered Administrative Claims to be filed and disposed of when they were accepted for payment.

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

Other Matters

In 2021, the Company recorded a $71 million gain based on a favorable court ruling in Brazil, which will allow the Company to recover indirect taxes paid in previous years.  This gain was recorded to Other income (expense), net on the Consolidated Results of Operations, as well as $21 million of income tax expense.

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

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The following table lists the beginning balance, annual activity and ending balance of each component of accumulated other comprehensive income (loss):

						Total Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Income (Loss)
Balance on January 1, 2020	$(813)	$(14)		$(1,016)		$(1,843)
Change before reclassifications	(267)	(156)		(32)		(455)
Amounts reclassified from accumulated other comprehensive income		112	(a)	68	(b)	180
Amounts reclassified from accumulated other comprehensive income (loss) related to the ANZ sale	(149)	1		4		(144)
Translation effect		(2)		(9)		(11)
Tax effect		(1)		2		1
Other comprehensive income (loss) attributable to the Company	(416)	(46)		33		(429)
Balance on December 31, 2020	(1,229)	(60)		(983)		(2,272)
Change before reclassifications	(61)	119		165		223
Amounts reclassified from accumulated other comprehensive income		(80)	(a)	148	(b)	68
Translation effect		1		9		10
Tax effect		(1)				(1)
Other comprehensive income (loss) attributable to the Company	(61)	39		322		300
Balance on December 31, 2021	$(1,290)	$(21)		$(661)		$(1,972)
(a)	Amount is recorded to other income (expense), net and interest expense, net on the Consolidated Results of Operations (see Note 9 for additional information).
(b)	Amount is included in the computation of net periodic pension cost and net postretirement benefit cost (see Note 11 for additional information).

17. Stock Based Compensation

The Company has various nonqualified plans approved by share owners under which it has granted stock options, restricted shares and performance vested restricted share units. Starting with the 2017 equity awards, the Company has allocated these awards solely in the form of restricted shares and performance vested restricted share units. As such, the Company’s annual compensation expense related to stock option awards is immaterial. At December 31, 2021, there were 7,810,039 shares available for grants under these plans. Total compensation cost for all grants of shares and units under these plans was $8 million, $11 million and $10 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

The activity of restricted shares and restricted share units is as follows:

		Weighted
	Number of	Average
	Restricted	Grant-Date
	Shares	Fair Value
	(thousands)	(per share)
Nonvested at January 1, 2021	1,722	$12.54
Granted	857	13.17
Vested	(741)	12.55
Forfeited	(41)	12.43
Nonvested at December 31, 2021	1,797	12.83
Awards granted during 2020		$12.54
Awards granted during 2019		$19.69

	2021	2020	2019
Total fair value of shares vested	$9	$9	$8

Performance Vested Restricted Share Units

Performance vested restricted share units vest on January 1 of the third year following the year in which they are granted. Holders of vested units may receive up to two shares of the Company’s common stock for each unit, depending upon the attainment of consolidated performance goals established by the Compensation and Talent Development Committee of the Company’s Board of Directors. If minimum goals are not met, no shares will be issued. Granted but unvested restricted share units are forfeited upon termination of employment, unless certain retirement criteria are met.

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

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Performance vested restricted share unit activity is as follows:

	Number of Performance	Weighted Average
	Vested Restricted Shares	Grant-Date Fair Value
	Units (thousands)	(per unit)
Nonvested at January 1, 2021	2,291	$14.63
Granted	1,091	12.07
Vested	—	—
Forfeited/Cancelled	(447)	21.06
Nonvested at December 31, 2021	2,935	12.70
Awards granted during 2020		$14.63
Awards granted during 2019		$20.20

No shares were issued in 2021 related to performance vested restricted share units.

As of December 31, 2021, there was $18 million of total unrecognized compensation cost related to all unvested stock options, restricted shares, restricted share units and performance vested restricted share units. That cost is expected to be recognized over a weighted average period of approximately two years.

18. Other Income (Expense), net

Other income (expense), net for the years ended December 31, 2021, 2020, and 2019 included the following:

	2021	2020		2019
Charge related to Paddock support agreement liability (see Note 15)	$(154)	$		$
Pension settlement charges (see Note 11)	(74)		(26)		(26)
Restructuring, asset impairment and other charges (see Note 10)	(35)		(106)		(89)
Gain on sale of miscellaneous assets (see Note 23)	84
Brazil indirect tax credit (see Note 15)	71
Gain on sale of ANZ businesses (see Note 23)			275
Charge for asbestos-related costs (see Note 15)					(35)
Charge for other asset impairments					(22)
Intangible amortization expense	(34)		(33)		(41)
Strategic transaction and corporate modernization costs			(8)		(31)
Gain on sale of equity investment					107
Charge for deconsolidation of Paddock (see Note 15)			(14)
Impairment of goodwill (see Note 7)					(595)
Royalty income	24		12		12
Foreign currency exchange loss	(3)		(4)		(5)
Other income (expense), net	3		(9)		(4)
	$(118)		$87		$(729)

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

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

19. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2021	2020	2019
Numerator:
Net earnings (loss) attributable to the Company	$149	$249	$(400)
Denominator (in thousands):
Denominator for basic earnings per share-weighted average shares outstanding	157,150	156,806	155,250
Effect of dilutive securities:
Stock options and other	3,159	1,979
Denominator for diluted earnings per share-adjusted weighted average shares outstanding	160,309	158,785	155,250
Basic earnings per share:
Earnings (loss) from continuing operations	$0.90	$1.59	$(2.56)
Gain (loss) from discontinued operations	0.05		(0.02)
Net earnings (loss)	$0.95	$1.59	$(2.58)
Diluted earnings per share:
Earnings (loss) from continuing operations	$0.88	$1.57	$(2.56)
Gain (loss) from discontinued operations	0.05		(0.02)
Net earnings (loss)	$0.93	$1.57	$(2.58)

Options to purchase 1,199,000, 2,333,339 and 2,086,004 weighted average shares of common stock which were outstanding during 2021, 2020, and 2019, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. For the year ended December 31, 2019, diluted earnings per share of common stock was equal to basic earnings per share of common stock due to the loss from continuing operations.

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

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

20. Supplemental Cash Flow Information

Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

	2021	2020	2019
Decrease (increase) in current assets:
Receivables - change in factoring	$45	$(103)	$(61)
Receivables - all other changes	(191)	(29)	13
Inventories	(32)	75	(26)
Prepaid expenses and other	(15)	(30)	13
Increase (decrease) in current liabilities:
Accounts payable	161	(67)	(62)
Accrued liabilities	(30)	(43)	(30)
Salaries and wages	30	24	(25)
U.S. and foreign income taxes	19	(8)	2
	$(13)	$(181)	$(176)

The Company uses various factoring programs to sell certain trade receivables to financial institutions as part of managing its cash flows. At December 31, 2021, December 31, 2020 and December 31, 2019, the total amount of trade receivables sold by the Company was $481 million, $436 million and $539 million, respectively. These amounts included $180 million, $176 million and $133 million at December 31, 2021, December 31, 2020 and December 31, 2019, respectively, for trade receivable amounts factored under supply-chain financing programs linked to commercial arrangements with key customers. For the years ended December 31, 2021, 2020 and 2019, the Company recorded expenses related to these factoring programs of $6 million, $6 million and $5 million, respectively, as interest expense.

Income taxes paid in cash were as follows:

	2021	2020	2019
U.S.	$9	$1	$2
Non-U.S.	102	90	101
Total income taxes paid in cash	$111	$91	$103

Interest paid in cash, including note repurchase premiums, for the years ended December 31, 2021, 2020 and 2019 was $209 million, $252 million and $303 million, respectively. Cash interest for the years ended December 31, 2021, 2020 and 2019 included $11 million, $41 million and $54 million of note repurchase premiums, respectively.

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

22. COVID-19 Impacts

On March 11, 2020, the World Health Organization characterized COVID-19 as a global pandemic and recommended containment and mitigation measures. The Company is actively monitoring the impact of the COVID-19 pandemic, which negatively impacted its business in 2020 and, to a lesser extent, in 2021 and may negatively impact its business and results of operations in the future.

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

There was no material impact to the above estimates in the Company’s Consolidated Financial Statements for the year ended December 31, 2021. The Company’s future assessment of the magnitude and duration of the COVID-19 pandemic, as well as other factors, could result in material changes to the estimates and material impacts to the Company’s Consolidated Financial Statements in future reporting periods.

23. Divestitures

In December 2021, the Company completed the sale of its Le Parfait brand in Europe and a previously closed plant in the Americas. Gross proceeds on these divestitures were approximately $113 million and the related pretax gains (including costs directly attributable to the sale) were approximately $84 million ($70 million after tax) in 2021.  The pretax gains were recorded to Other income (expense), net on the Consolidated Results of Operations.

In January 2021, the Company completed the sale of its plant in Argentina. Gross proceeds were approximately $10 million and the gain on the sale was not material.

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

24.  Assets Held for Sale

       In December 2021, the Company entered into a definitive agreement to sell Cristar TableTop S.A.S. (“Cristar”) to Vidros Colombia S.A.S, an affiliate of Nadir Figueiredo S.A., a glass tableware producer based in Brazil. The sale would generate gross proceeds of approximately $95 million and is expected to close during the first half of 2022, subject to customary regulatory approvals and other closing conditions. Cristar owns a dedicated tableware manufacturing plant in Buga, Colombia, that exports tableware to approximately 40 countries around the world.

O-I Glass, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The business and its associated assets and liabilities met the criteria for presentation as held for sale and as such the assets and liabilities associated with the transaction are separately classified as held for sale in the Consolidated Balance Sheet as of December 31, 2021 and depreciation of long-lived assets ceased. The planned divestiture did not meet the criteria for presentation as a discontinued operation.

The major classes of assets and liabilities held for sale were as follows:

December 31, 2021
Cash	$3
Accounts receivable, net	13
Inventories	7
Property, plant and equipment, net	8
Goodwill	18
Total assets held for sale	$49

Accounts payable	$10
Other accrued liabilities	3
Total liabilities related to assets held for sale	$13

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment management used the criteria for effective internal control over financial reporting as described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO framework) in 2013.

Based on this assessment, using the criteria above, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2021.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Share Owners and the Board of Directors of O-I Glass, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited O-I Glass, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, O-I Glass, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of O-I Glass, Inc. as of December 31, 2021 and 2020, the related consolidated statements of results of operations, comprehensive income (loss), share owners’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15 and our report dated February 9, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Toledo, Ohio
February 9, 2022

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to non-officer directors and corporate governance is included in the 2022 Proxy Statement in the sections entitled “Election of Directors” and, if applicable, “Delinquent Section 16(a) Reports” and such information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The sections entitled “Executive Compensation” and “Compensation and Talent Development Committee Interlocks and Insider Participation,” which are included in the 2022 Proxy Statement, are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section entitled “Security Ownership of Certain Beneficial Owners and Management” which is included in the 2022 Proxy Statement is incorporated herein by reference.

The following table summarizes securities authorized for issuance under equity compensation plans as of December 31, 2021.

Equity Compensation Plan Information
	(a)	(b)	(c)
Number of securities
remaining available
	Number of securities		for future issuance
	to be issued upon		under equity
	exercise of	Weighted-average	compensation plans
	outstanding options,	exercise price of	(excluding securities
	warrants and rights(1)	outstanding options,	reflected in column (a))
Plan Category	(thousands)	warrants and rights (1)	(thousands)
Equity compensation plans approved by security holders	5,893	$14.27	7,810
Equity compensation plans not approved by security holders
Total	5,893	$14.27	7,810
(1)	Represents 1,161,196 options to purchase shares of the Company’s common stock and 4,731,537 restricted share units, which do not provide for an exercise price and have been excluded from the weighted average exercise price in column (b). There are no outstanding warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections entitled “Related Person Transactions” and “Board Independence,” which are included in the 2022 Proxy Statement, are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accountant fees and services is included in the 2022 Proxy Statement in the section entitled “Independent Registered Public Accounting Firm” and such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Index of Financial Statements and Financial Statement Schedules Covered by Report of Independent Auditors.

(a)	DOCUMENTS FILED AS PART OF THIS REPORT
1.	See Index to Consolidated Financial Statements on page 54 hereof.
2.	Financial Statement Schedule:

10-K Page
For the years ended December 31, 2021, 2020, and 2019:
II—Valuation and Qualifying Accounts (Consolidated)	S-1
All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule.

3.	See Exhibit Index beginning on page 116 hereof.

EXHIBIT INDEX

Exhibit No.		Document
2.1	—

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

Indenture, dated as of November 12, 2019, by and among OI European Group B.V., the guarantors party thereto, Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as principal paying agent and transfer agent, and Deutsche Bank Luxembourg S.A., as Luxembourg transfer agent and registrar, including the form of 2025 Senior Notes (filed as Exhibit 4.1 to Owens-Illinois, Inc.’s and Owens-Illinois Group, Inc.’s combined Form 8-K dated November 12, 2019, File Nos. 1-9576 and 33-13061, and incorporated herein by reference).

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

4.17	—

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

Indenture, dated as of November 16, 2021, by and among OI European Group B.V., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, including the form of 2030 Senior Notes (filed as Exhibit 4.1 to O-I Glass, Inc.’s Form 8-K dated November 17, 2021, File No. 1-9576, and incorporated herein by reference).

4.20	—

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

Exhibit No.		Document
10.3*	—

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

Exhibit No.		Document
10.19*	—

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

10.22*	—	O-I Glass, Inc. Amended and Restated Executive Severance Policy (filed herewith).
10.23*	—

Form of Employee Restricted Stock Unit Agreement for use under the Owens-Illinois, Inc. 2017 Incentive Award Plan (filed as Exhibit 10.1 to Owens-Illinois, Inc.’s Form 10-Q for the quarter ended March 31, 2019, File No. 1-9576, and incorporated herein by reference).

10.24*	—

Form of Employee Performance Stock Unit Agreement for use under the Owens-Illinois, Inc. 2017 Incentive Award Plan (filed as Exhibit 10.2 to Owens-Illinois, Inc.’s Form 10-Q for the quarter ended March 31, 2019, File No. 1-9576, and incorporated herein by reference.

10.25*	—

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

10.27*	—

Form of Employee Restricted Stock Unit Agreement for use under the Owens-Illinois, Inc. Amended and Restated 2017 Incentive Award Plan (filed as Exhibit 10.1 to Owens-Illinois, Inc.’s Form 10-Q for the quarter ended March 31, 2021, File No. 1-9576, and incorporated herein by reference).

10.28*	—

Form of Employee Performance Stock Unit Agreement for use under the Owens-Illinois, Inc. Amended and Restated 2017 Incentive Award Plan (filed as Exhibit 10.2 to Owens-Illinois, Inc.’s Form 10-Q for the quarter ended June 30, 2019, File No. 1-9576, and incorporated herein by reference).

10.29*	—

Form of Employee Amended and Restated Performance Stock Unit Agreement for use under the Owens-Illinois, Inc. Amended and Restated 2017 Incentive Award Plan (filed as Exhibit 10.1 to Owens-Illinois, Inc.’s Form 10-Q for the quarter ended September 30, 2021, File No. 1-9576, and incorporated herein by reference).

10.30*	—

Form of Director Restricted Stock Unit Agreement for use under the Owens-Illinois, Inc. Amended and Restated 2017 Incentive Award Plan (filed as Exhibit 10.3 to Owens-Illinois, Inc.’s Form 10-Q for the quarter ended June 30, 2019, File No. 1-9576, and incorporated herein by reference).

10.31*	—

O-I Glass, Inc. Second Amended and Restated 2017 Incentive Award Plan (filed as Appendix B to O-I Glass, Inc.’s Definitive Proxy Statement on Schedule 14A filed March 31, 2021, File No. 1-9576, and incorporated herein by reference)

10.32*	—

Form of 2021 Employee Restricted Stock Unit Agreement for use under the O-I Glass, Inc. Second Amended and Restated 2017 Incentive Award Plan (filed as Exhibit 10.1 to Owens-Illinois, Inc.’s Form 10-Q for the quarter ended June 30, 2021, File No. 1-9576, and incorporated herein by reference).

Exhibit No.		Document
10.33*	—

Form of 2021 Employee Performance Stock Unit Agreement for use under the O-I Glass, Inc. Second Amended and Restated 2017 Incentive Award Plan (filed as Exhibit 10.2 to Owens-Illinois, Inc.’s Form 10-Q for the quarter ended June 30, 2021, File No. 1-9576, and incorporated herein by reference).

10.34*	—

Form of Director Restricted Stock Unit Agreement for use under the O-I Glass, Inc. Second Amended and Restated 2017 Incentive Award Plan (filed as Exhibit 10.3 to Owens-Illinois, Inc.’s Form 10-Q for the quarter ended June 30, 2021, File No. 1-9576, and incorporated herein by reference).

10.35*	—	Notice to Participants in Equity Incentive Plans of O-I Glass, Inc. Regarding Amendment to Restrictive Covenants (filed herewith).
10.36*	—	Form of Employee Restricted Stock Unit Agreement for use under the O-I Glass, Inc. Second Amended and Restated 2017 Incentive Award Plan (filed herewith).
10.37*	—	Form of Employee Performance Stock Unit Agreement for use under the O-I Glass, Inc. Second Amended and Restated 2017 Incentive Award Plan (filed herewith).
10.38	—

Assignment and Assumption Agreement (filed as Exhibit 10.1 to O-I Glass, Inc.’s, Paddock Enterprises, LLC’s and Owens-Illinois Group, Inc.’s Form 8-K12B dated December 25, 2019, File Nos. 1-9576 and 1-10956, and incorporated herein by reference)

10.39	—

Share Sale Deed, dated July 16, 2020, by and among, Owens-Illinois Holding (Australia) Pty Ltd., O-I Glass, Inc., Visy Glass (Australasia) Pty Ltd. and Visy Industries Holdings Pty Ltd. (filed as Exhibit 10.1 to O-I Glass, Inc.'s Form 8-K dated July 15, 2020, File No. 1-9576, and incorporated herein by reference).

10.40*	—

Assignment Agreement, dated June 9, 2021, by and among, O-I Glass, Inc. and Giancarlo Currarino (filed as Exhibit 10.1 to O-I Glass, Inc.’s Form 8-K dated June 11, 2021, File No. 1-9576, and incorporated herein by reference).

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

Financial statements from the Annual Report on Form 10-K of O-I Glass, Inc. for the year ended December 31, 2021, formatted in Inline XBRL: (i) the Consolidated Results of Operations, (ii) the Consolidated Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Share Owners’ Equity, (v) the Consolidated Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	—	Cover Page Interactive data File (formatted as iXBRL and contained in Exhibit 101).
*	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.
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

O-I GLASS, INC.
(Registrant)

	By:	/s/ DARROW A. ABRAHAMS
Darrow A. Abrahams
Attorney-in-fact

Date: February 9, 2022

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures		Title

Andres A. Lopez		President and Chief Executive Officer (Principal Executive Officer) and Director

John A. Haudrich		Senior Vice President and Chief Financial Officer (Principal Financial Officer; Principal Accounting Officer)

John H. Walker		Chairman of the Board

Samuel R. Chapin		Director

Gordon J. Hardie		Director

Peter S. Hellman		Director

John Humphrey		Director

Anastasia D. Kelly		Director

Alan J. Murray		Director

Hari N. Nair		Director

Joseph D. Rupp		Director

Catherine I. Slater		Director

Carol A. Williams		Director

	By:	/s/ Darrow A. Abrahams
Darrow A. Abrahams
Attorney-in-fact

Date: February 9, 2022

INDEX TO FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule of O-I Glass, Inc. and Subsidiaries:

For the years ended December 31, 2021, 2020, and 2019:

PAGE
II—Valuation and Qualifying Accounts (Consolidated)	S-1

O-I GLASS, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS (CONSOLIDATED)

Years ended December 31, 2021, 2020, and 2019

(Millions of Dollars)

Reserves deducted from assets in the balance sheets:

Allowances for losses and discounts on receivables

		Additions
	Balance at	Charged to			Balance
	beginning	costs and		Deductions	at end of
	of period	expenses	Other	(Note 1)	period

2021	$33	$6	$(2)	$(9)	$28

2020	$32	$6	$(2)	$(3)	$33

2019	$35	$15	$(2)	$(16)	$32
(1)	Deductions from allowances for losses and discounts on receivables represent uncollectible notes and accounts written off.

Valuation allowance on net deferred tax assets

	Balance at		Charged to other			Balance at
	beginning of	Charged to	comprehensive	Foreign currency		end of
	period	income	income	translation	Other	period

2021	$493	$93	$(67)	$(4)	$(3)	$512

2020	$462	$59	$3	$7	$(38)	$493

2019	$495	$(31)	$(14)	$(1)	$13	$462

S-1