Form 10-Q
period 2022-03-31
O-I Glass, Inc. /DE/
filed 2022-04-26
CIK 812074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2022

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

The number of shares of common stock, par value $.01, of O-I Glass, Inc. outstanding as of March 31, 2022 was 156,215,929.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The Condensed Consolidated Financial Statements of O-I Glass, Inc. (the “Company”) presented herein are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated. All adjustments are of a normal recurring nature. Because the following unaudited condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The term “Company,” as used herein and unless otherwise stated or indicated by context, refers to Owens-Illinois, Inc. (“O-I”) prior to the Corporate Modernization (as defined in Note 10) and to O-I Glass, Inc. (“O-I Glass”) after the Corporate Modernization.

O-I GLASS, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions, except per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2022	2021
Net sales	$1,692	$1,500
Cost of goods sold	(1,388)	(1,256)

Gross profit	304	244

Selling and administrative expense	(119)	(102)
Research, development and engineering expense	(23)	(18)
Interest expense, net	(66)	(51)
Equity earnings	23	18
Other income (expense), net	51	(156)

Earnings (loss) before income taxes	170	(65)
Provision for income taxes	(48)	(26)

Net earnings (loss)	122	(91)
Net earnings attributable to non-controlling interests	(34)	(6)
Net earnings (loss) attributable to the Company	$88	$(97)

Basic earnings per share:
Net earnings (loss) attributable to the Company	$0.56	$(0.62)
Weighted average shares outstanding (thousands)	155,849	157,571

Diluted earnings per share:
Net earnings (loss) attributable to the Company	$0.55	$(0.62)
Weighted average diluted shares outstanding (thousands)	158,798	157,571

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

(Unaudited)

	Three months ended
	March 31,
	2022	2021
Net earnings (loss)	$122	$(91)
Other comprehensive income (loss):
Foreign currency translation adjustments	135	(85)
Pension and other postretirement benefit adjustments, net of tax	18	20
Change in fair value of derivative instruments, net of tax	3	13
Other comprehensive income (loss)	156	(52)
Total comprehensive income (loss)	278	(143)
Comprehensive income attributable to non-controlling interests	(39)	(2)
Comprehensive income (loss) attributable to the Company	$239	$(145)

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	March 31,	December 31,	March 31,
	2022	2021	2021
Assets
Current assets:
Cash and cash equivalents	$519	$725	$742
Trade receivables, net of allowance of $30 million, $28 million, and $32 million at March 31, 2022, December 31, 2021 and March 31, 2021	900	692	714
Inventories	837	816	827
Prepaid expenses and other current assets	234	237	203
Assets held for sale		49
Total current assets	2,490	2,519	2,486

Property, plant and equipment, net	2,833	2,817	2,791
Goodwill	1,863	1,840	1,880
Intangibles, net	283	286	310
Other assets	1,408	1,370	1,358
Total assets	$8,877	$8,832	$8,825

Liabilities and Share owners’ equity
Current liabilities:
Accounts payable	$1,169	$1,210	$998
Short-term loans and long-term debt due within one year	67	72	180
Other liabilities	514	551	524
Liabilities held for sale		13
Total current liabilities	1,750	1,846	1,702

Long-term debt	4,621	4,753	5,168
Paddock support agreement liability	625	625	625
Other long-term liabilities	779	781	1,068
Share owners' equity	1,102	827	262
Total liabilities and share owners’ equity	$8,877	$8,832	$8,825

See accompanying notes.

O-I GLASS, INC.

CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net earnings (loss)	$122	$(91)
Non-cash charges
Depreciation and amortization	116	115
Pension expense	8	8
Charge related to Paddock support agreement liability		154
Gain on sale of divested business	(55)
Cash payments
Pension contributions	(6)	(18)
Cash paid for restructuring activities	(4)	(3)
Change in components of working capital	(259)	(229)
Other, net (a)	5	8
Cash utilized in operating activities	(73)	(56)
Cash flows from investing activities:
Cash payments for property, plant and equipment	(96)	(93)
Cash proceeds on disposal of other businesses and misc. assets	96	4
Cash proceeds on sale of ANZ businesses, net of transaction costs		58
Other	(2)
Cash utilized in investing activities	(2)	(31)
Cash flows from financing activities:
Changes in borrowings, net	(112)	290
Payment of finance fees	(20)
Shares repurchased	(10)
Net cash payments for hedging activity	(7)
Issuance of common stock and other	(3)	(2)
Cash provided by (utilized in) financing activities	(152)	288
Effect of exchange rate fluctuations on cash	21	(22)
Change in cash	(206)	179
Cash at beginning of period	725	563
Cash at end of period	$519	$742
(a)	Other, net includes other non-cash charges plus other changes in non-current assets and liabilities.

See accompanying notes.

O-I GLASS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tabular data dollars in millions, except per share amounts

1. Segment Information

The Company has two reportable segments and two operating segments based on its geographic locations: the Americas and Europe. These two segments are aligned with the Company’s internal approach to managing, reporting, and evaluating performance of its global glass operations. Certain assets and activities not directly related to one of the segments or to glass manufacturing are reported with Retained corporate costs and other. These include licensing, equipment manufacturing, global engineering, certain equity investments and the remaining businesses in the Asia Pacific region that do not meet the criteria of an individually reportable segment after the sale of the Company’s Australia and New Zealand businesses in 2020. Retained corporate costs and other also includes certain headquarters administrative and facilities costs and certain incentive compensation and other benefit plan costs that are global in nature and are not allocable to the reportable segments.

The Company’s measure of profit for its reportable segments is segment operating profit, which consists of consolidated earnings (loss) before interest income, interest expense, and benefit (provision) for income taxes and excludes amounts related to certain items that management considers not representative of ongoing operations and other adjustments, as well as certain retained corporate costs. The Company’s management, including the chief operating decision maker (defined as our chief executive officer), uses segment operating profit, in combination with net sales and selected cash flow information, to evaluate performance and to allocate resources. Segment operating profit for reportable segments includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided. Segment operating profit is not a recognized term under U.S. GAAP and, therefore, does not purport to be an alternative to earnings (loss) before income taxes. Further, the Company's measure of segment operating profit may not be comparable to similarly titled measures of other companies.

Financial information for the three months ended March 31, 2022 and 2021 regarding the Company’s reportable segments is as follows:

	Three months ended March 31,
	2022	2021
Net sales:
Americas	$940	$837
Europe	708	639
Reportable segment totals	1,648	1,476
Other	44	24
Net sales	$1,692	$1,500

	Three months ended March 31,
	2022	2021
Earnings (loss) before income taxes	$170	$(65)
Items excluded from segment operating profit:
Retained corporate costs and other	50	35
Gain on sale of divested business	(55)
Charge related to Paddock support agreement liability		154
Interest expense, net	66	51
Segment operating profit	$231	$175

Americas	129	100
Europe	102	75
Reportable segment totals	$231	$175

Financial information regarding the Company’s total assets is as follows:

	March 31,	December 31,	March 31,
	2022	2021	2021
Total assets:
Americas	$5,097	$4,853	$4,755
Europe	3,378	3,513	3,536

Reportable segment totals	8,475	8,366	8,291
Other	402	466	534
Consolidated totals	$8,877	$8,832	$8,825

2. Revenue

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

For the three-month periods ended March 31, 2022 and March 31, 2021, the Company had no material bad debt expense, and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Condensed Consolidated Balance Sheet.

The following tables for the three months ended March 31, 2022 and 2021 disaggregate the Company’s revenue by customer end use:

	Three months ended March 31, 2022
	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$575	$536	$1,111
Food and other	214	110	324
Non-alcoholic beverages	151	62	213
Reportable segment totals	$940	$708	$1,648
Other			44
Net sales			$1,692

	Three months ended March 31, 2021
	Americas	Europe	Total

Alcoholic beverages (beer, wine, spirits)	$502	$477	$979
Food and other	209	118	327
Non-alcoholic beverages	126	44	170
Reportable segment totals	$837	$639	$1,476
Other			24
Net sales			$1,500

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

At March 31, 2022 and March 31, 2021, the Company reported $900 million and $714 million of accounts receivable, respectively, net of allowances of $30 million and $32 million, respectively. Changes in the allowance were not material for each of the three months ended March 31, 2022 and March 31, 2021.

4. Inventories

Major classes of inventory at March 31, 2022, December 31, 2021 and March 31, 2021 are as follows:

	March 31,	December 31,	March 31,
	2022	2021	2021
Finished goods	$676	$659	$672
Raw materials	121	119	119
Operating supplies	40	38	36
	$837	$816	$827

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

Cash Flow Hedges of Foreign Exchange Risk

The Company has variable-interest rate borrowings denominated in currencies other than the functional currency of the borrowing subsidiaries. As a result, the Company is exposed to fluctuations in the currency of the borrowing against the subsidiaries’ functional currency.  In addition, one of the Company’s non-U.S. dollar-functional-currency subsidiaries purchases a raw material in the normal course of business for use in glass container production that is priced in U.S. dollars. Such purchases expose the Company to exchange rate fluctuations. The Company uses derivatives to manage these exposures and designates these derivatives as cash flow hedges of foreign exchange risk.

An unrecognized gain of $1 million at March 31, 2022, an unrecognized gain of $6 million at December 31, 2021 and an unrecognized gain of $10 million at March 31, 2021, related to these cross-currency swaps, was included in Accumulated OCI, and will be reclassified into earnings within the next 12 months.

Fair Value Hedges of Foreign Exchange Risk

The Company has fixed interest rate borrowings denominated in currencies other than the functional currency of the borrowing subsidiaries. As a result, the Company is exposed to fluctuations in the currency of the borrowing against the subsidiaries’ functional currency.  The Company uses derivatives to manage these exposures and designates these derivatives as fair value hedges of foreign exchange risk. Approximately $5 million of the components were excluded from the assessment of effectiveness and are included in Accumulated OCI at March 31, 2022 and December 31, 2021.

Interest Rate Swaps Designated as Fair Value Hedges

The Company enters into interest rate swaps in order to maintain a capital structure containing targeted amounts of fixed and floating-rate debt and manage interest rate risk. The Company’s fixed-to-variable interest rate swaps are accounted for as fair value hedges. The relevant terms of the swap agreements match the corresponding terms of the notes, and therefore, there is no hedge ineffectiveness. The Company recorded the net of the fair market values of the swaps as a long-term liability and short-term asset, along with a corresponding net decrease in the carrying value of the hedged debt.

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

Balance Sheet Classification

The following table shows the amount and classification (as noted above) of the Company’s derivatives at March 31, 2022, December 31, 2021 and March 31, 2021:

	Fair Value of			Fair Value of
	Hedge Assets			Hedge Liabilities
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2022	2021	2021	2022	2021	2021
Derivatives designated as hedging instruments:
Interest rate swaps - fair value hedges (a)	$	$4	$13	$20	$2	$
Cash flow hedges of foreign exchange risk (b)		2	8	1	23	67
Fair value hedges of foreign exchange risk (c)	12	9		5
Net investment hedges (d)	2	3	2	15	17	39
Total derivatives accounted for as hedges	$14	$18	$23	$41	$42	$106
Derivatives not designated as hedges:
Foreign exchange derivative contracts (e)	6	1	5		2	3
Total derivatives	$20	$19	$28	$41	$44	$109

Current	$14	$14	$18	$2	$2	$9
Noncurrent	6	5	10	39	42	100
Total derivatives	$20	$19	$28	$41	$44	$109

(a) The notional amounts of the interest rate swaps designated as fair value hedges were €725 million at March 31, 2022, December 31, 2021 and March 31, 2021. The maximum maturity dates were in 2024 at March 31, 2022, December 31, 2021 and March 31, 2021.

(b) The notional amounts of the cash flow hedges of foreign exchange risk were 764 million Mexican pesos at March 31, 2022, $422 million at December 31, 2021 and $978 million at March 31, 2021. The maximum maturity dates were in 2022 at March 31, 2022 and in 2023 at December 31, 2021 and March 31, 2021.

(c) The notional amounts of the fair value hedges of foreign exchange risk were $850 million at March 31, 2022 and $400 million at December 31, 2021. The maximum maturity dates were in 2030 at March 31, 2022 and December 31, 2021.

(d) The notional amounts of the net investment hedges were €311 million at March 31, 2022, December 31, 2021 and March 31, 2021. The maximum maturity dates were in 2027 for March 31, 2022, December 31, 2021 and March 31, 2021.

(e) The notional amounts of the foreign exchange derivative contracts were $446 million, $202 million and $301 million at March 31, 2022, December 31, 2021 and March 31, 2021, respectively. The maximum maturity dates were in 2022 for all three periods.

	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
	Three months ended March 31,		Three months ended March 31,
Derivatives designated as hedging instruments:	2022	2021	2022	2021
Cash Flow Hedges
Cash flow hedges of foreign exchange risk (a)	$13	$48	$14	$49
Net Investment Hedges
Net Investment Hedges (b)	3	15	1	1
	$16	$63	$15	$50

	Amount of Gain (Loss) Recognized in Other income (expense), net
	Three months ended March 31,
Derivatives not designated as hedges:	2022	2021
Foreign exchange derivative contracts	$2	$10

(1) Gains and losses reclassified from Accumulated OCI and recognized in income are recorded to (a) other income (expense), net or (b) interest expense, net.

6. Restructuring Accruals

Selected information related to the restructuring accruals for the three months ended March 31, 2022 and 2021 is as follows:

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at January 1, 2022	$20	$	$11	$31
Net cash paid, principally severance and related benefits	(3)		(1)	(4)
Balance at March 31, 2022	$17	$—	$10	$27

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at January 1, 2021	$38	$—	$7	$45
Net cash paid, principally severance and related benefits	(3)			(3)
Other, including foreign exchange translation			1	1
Balance at March 31, 2021	$35	$—	$8	$43

When a decision is made to take restructuring actions, the Company manages and accounts for them programmatically apart from the ongoing operations of the business. Information related to major programs is presented separately, while minor initiatives are presented on a combined basis. As of March 31, 2022 and 2021, no major restructuring programs were in effect.

7. Pension Benefit Plans

The components of the net periodic pension cost for the three months ended March 31, 2022 and 2021 are as follows:

	U.S.		Non-U.S.
	Three months ended March 31,		Three months ended March 31,
	2022	2021	2022	2021
Service cost	$3	$3	$2	$3
Interest cost	9	10	6	5
Expected asset return	(15)	(21)	(11)	(11)
Amortization of actuarial loss	11	16	3	3
Net periodic pension cost	$8	$8	$—	$—

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

9. Debt

The following table summarizes the long-term debt of the Company at March 31, 2022, December 31, 2021, and March 31, 2021:

	March 31,	December 31,	March 31,
	2022	2021	2021
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$100	$—	$—
Term Loans:
Term Loan A	946
Previous Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans			292
Term Loans:
Term Loan A		923	1,068
Other secured debt			110
Senior Notes:
4.00%, due 2023			308
5.875%, due 2023	547	695	692
3.125%, due 2024 (€725 million)	793	826	866
6.375%, due 2025	297	297	296
5.375%, due 2025	298	298	298
2.875%, due 2025 (€500 million)	553	561	579
6.625%, due 2027	606	693	692
4.750%, due 2030	395	395
Finance leases	108	98	102
Other	4	5	6
Total long-term debt	4,647	4,791	5,309
Less amounts due within one year	26	38	141
Long-term debt	$4,621	$4,753	$5,168

The Company presents debt issuance costs in the Condensed Consolidated Balance Sheet as a deduction of the carrying amount of the related debt liability.

On March 25, 2022, certain of the Company’s subsidiaries entered into a Credit Agreement and Syndicated Facility Agreement (the “Agreement”), which refinances in full the previous credit agreement (the “Previous Agreement”). The Agreement provides for up to $2.8 billion of borrowings pursuant to term loans, revolving credit facilities and a delayed draw term loan facility. The delayed draw term loan facility allows for a one-time borrowing of up to $600 million, the proceeds of which, if borrowed, will be used, in addition to other consideration paid by the Company and/or its subsidiaries, to directly or indirectly fund a trust to be established in connection with the plan of reorganization proposed by Paddock Enterprises, LLC (“Paddock”) and certain other parties in Paddock’s Chapter 11 case (see Note 10 for more information). The term loans mature, and the revolving credit facilities terminate, in March 2027. The delayed draw term loan, if borrowed, matures in December 2023. The Company recorded approximately $2 million of additional interest charges for third-party fees and the write-off of unamortized fees related to the Agreement in the first quarter of 2022.

At March 31, 2022, the Agreement includes a $300 million revolving credit facility, a $950 million multicurrency revolving credit facility and $950 million in term loan A facilities ($946 million outstanding balance at March 31, 2022, net of debt issuance costs). At March 31, 2022, the Company had unused credit of $1,140 million available under the Agreement. The weighted average interest rate on borrowings outstanding under the Agreement at March 31, 2022 was 2.12%.

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

The Agreement also contains one financial maintenance covenant, a Secured Leverage Ratio (as defined in the Agreement), that requires the Company not to exceed a ratio of 2.50x calculated by dividing consolidated Net Indebtedness that is then secured by Liens on property or assets of the Company and certain of its subsidiaries by Consolidated EBITDA, as each term is defined and as described in the Credit Agreement. The Leverage Ratio could restrict the ability of the Company to undertake additional financing or acquisitions to the extent that such financing or acquisitions would cause the Leverage Ratio to exceed the specified maximum.

Failure to comply with these covenants and restrictions could result in an event of default under the Agreement. In such an event, the Company could not request borrowings under the revolving facilities, and all amounts outstanding under the Agreement, together with accrued interest, could then be declared immediately due and payable. Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Agreement. If an event of default occurs under the Agreement and the lenders cause all of the outstanding debt obligations under the Agreement to become due and payable, this would result in a default under the indentures governing the Company’s outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. As of March 31, 2022, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

The Total Leverage Ratio (as defined in the Agreement) determines pricing under the Agreement. The interest rate on borrowings under the Agreement is, at the Company’s option, the Base Rate, Term SOFR or, for non-U.S. dollar borrowings only, the Eurocurrency Rate (each as defined in the Agreement), plus an applicable margin. The applicable margin is linked to the Total Leverage Ratio. The margins range from 1.00% to 1.75% for Term SOFR loans and Eurocurrency Rate loans and from 0.00% to 0.75% for Base Rate loans. In addition, a commitment fee is payable on the unused revolving credit facility commitments ranging from 0.20% to 0.35% per annum linked to the Total Leverage Ratio.

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

On February 10, 2022, the Company announced the commencement, by an indirect wholly owned subsidiary of the Company, of a tender offer to purchase for cash up to $250.0 million aggregate purchase price of its outstanding (i) 5.875% Senior Notes due 2023, (ii) 5.375% Senior Notes due 2025, (iii) 6.375% Senior Notes due 2025 and (iv) 6.625% Senior Notes due 2027. On February 28, 2022, the Company repurchased $150.0 million aggregate principal amount of the outstanding 5.875% Senior Notes due 2023 and $88.2 million aggregate principal amount of the outstanding 6.625% Senior Notes due 2027. Following the repurchase, $550.0 million and $611.8 million aggregate principal amounts of the 5.875% Senior Notes due 2023 and 6.625% Senior Notes due 2027, respectively, remained outstanding. The repurchases were funded with cash on hand. The Company recorded approximately $16 million of additional interest charges for note repurchase premiums and the write-off of unamortized finance fees related to the senior note repurchases conducted in the first quarter of 2022.

In November 2021, the Company issued $400 million aggregate principal amount of senior notes. The senior notes bear interest at a rate of 4.75% per annum and mature on February 15, 2030. The senior notes were issued via a private placement and are guaranteed by certain of the Company’s domestic subsidiaries. The net proceeds, after deducting debt issuance costs, totaled approximately $395 million and, together with cash on hand, were used to redeem the $310 million aggregate principal amount of the Company’s outstanding 4.00% Senior Notes due 2023 and approximately $128 million of term loan A borrowings under the Previous Agreement. The Company recorded approximately $13 million of additional interest charges for note repurchase premiums and write-off of unamortized finance fees related to these redemptions.

In order to maintain a capital structure containing appropriate amounts of fixed and floating-rate debt, the Company has entered into a series of interest rate swap agreements. These interest rate swap agreements were accounted for as fair value hedges (see Note 5 for more information).

The Company assesses its capital raising and refinancing needs on an ongoing basis and may enter into additional credit facilities and seek to issue equity and/or debt securities in the domestic and international capital markets if market conditions are favorable. Also, depending on market conditions, the Company may elect to repurchase portions of its debt securities in the open market.

The carrying amounts reported for certain long-term debt obligations subject to frequently redetermined interest rates approximate fair value. Fair values for the Company’s significant fixed rate debt obligations are based on published market quotations, and are classified as Level 1 in the fair value hierarchy. Fair values at March 31, 2022 of the Company’s significant fixed rate debt obligations are as follows:

	Principal	Indicated Market
	Amount	Price	Fair Value
Senior Notes:
5.875%, due 2023	$550	$102.20	$562
3.125%, due 2024 (€725 million)	809	99.83	808
6.375%, due 2025	300	101.91	306
5.375%, due 2025	300	100.21	301
2.875%, due 2025 (€500 million)	558	98.26	548
6.625%, due 2027	612	99.81	611
4.750%, due 2030	400	92.68	371

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

On December 26 and 27, 2019, the Company implemented the Corporate Modernization, whereby O-I Glass became the new parent entity with Owens-Illinois Group, Inc. (“O-I Group”) and Paddock as direct, wholly owned subsidiaries, with Paddock as the successor-by-merger to O-I. The Company’s legacy asbestos-related liabilities remained within Paddock, with the Company’s glass-making operations remaining under O-I Group. As part of the Corporate Modernization transactions, O-I Glass entered into a support agreement with Paddock that requires O-I Glass to provide funding to Paddock for all permitted uses, subject to the terms of the support agreement. The key objectives of the Paddock support agreement are to ensure that Paddock has the ability to fund the costs and expenses of managing the Chapter 11 process, and ultimately settle Asbestos Claims through the establishment of a trust as described below and fund certain other liabilities.

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

This agreement in principle, which is subject to definitive documentation and satisfaction of certain conditions, will resolve the potential liability of Paddock and the Company Protected Parties for pending and future personal injury claims related to exposure to asbestos-containing products that were allegedly manufactured, distributed, used and/or sold by Owens-Illinois, Inc. Under the Plan (as defined herein), which will implement the agreement in principle, an asbestos settlement trust (the “Paddock Trust”) created pursuant to the provisions of section 524(g) of the Bankruptcy Code will be established and, on the effective date of the Plan, will be funded with $610 million in total consideration (“Settlement Consideration”). In exchange for the Settlement Consideration, each of the Company Protected Parties is expected to receive the benefit of a release from Paddock, and Paddock and the Company Protected Parties will receive the benefit of an injunction under section 524(g) of the Bankruptcy Code channeling Asbestos Claims to the Paddock Trust and permanently enjoining the assertion of Asbestos Claims against Paddock and the Company Protected Parties.

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

On January 12, 2022, Paddock, O-I Glass, the Future Claimants’ Representative and the Asbestos Claimants’ Committee (collectively, the “Plan Proponents”) jointly filed the Plan of Reorganization for Paddock Enterprises, LLC Under Chapter 11 of the Bankruptcy Code, dated January 12, 2022 (including any supplements and exhibits thereto, either in its present form or as the same may be amended, modified or supplemented from time to time in accordance with the terms thereof, the “Plan”). Amended versions of the Plan were subsequently filed on February 14, 2022 and April 1, 2022. The Plan incorporates the agreement in principle described herein and thereby provides for a resolution of Asbestos Claims, a resolution of (and a release in favor of the Company and its affiliates for) all claims arising out of the Corporate Modernization and provides that upon the funding of the Settlement Consideration (and other consideration to be provided under the Plan by the Company), all obligations owed under the support agreement shall terminate.

In connection with the Plan, the Plan Proponents also filed the Disclosure Statement for Plan of Reorganization for Paddock Enterprises, LLC Under Chapter 11 of the Bankruptcy Code, dated January 12, 2022 (including any supplements and exhibits thereto, either in its present form or as the same may be amended, modified or supplemented from time to time in accordance with the terms thereof, the “Disclosure Statement”). The Disclosure Statement was subsequently amended on February 14, 2022. The Bankruptcy Court held a hearing to consider approval of the Disclosure Statement on February 16, 2022. On February 17, 2022, the Bankruptcy Court entered an order approving, among other things, the Disclosure Statement and the procedures for soliciting votes on the Plan.

On February 23, 2022, consistent with the Bankruptcy Court’s order, Paddock directed Prime Clerk LLC, the claims agent in Paddock’s Chapter 11 case, to distribute solicitation packages to holders of Asbestos Claims eligible to vote to accept or reject the Plan. Holders of Asbestos Claims (or their attorneys) that are entitled to vote to accept or reject the Plan were required to submit their ballots on or before April 8, 2022 at 4:00 p.m. (Prevailing Eastern Time) in order for their votes to be counted. On April 25, 2022, Paddock reported the results of the votes on the Plan. As detailed in the report filed with the Bankruptcy Court, more than 99% in number and 99% in amount of asbestos claimants who voted on the Plan have voted to accept the Plan, and as such, the Plan has been accepted by current asbestos claimants in the requisite percentages required by the Bankruptcy Code. The Plan is currently pending approval by the Bankruptcy Court. The Bankruptcy Court has scheduled a hearing to consider confirmation of the Plan for May 16, 2022 at 10:00 a.m. (Prevailing Eastern Time). If the Bankruptcy Court approves the Plan, the confirmation must be affirmed by the District Court prior to the Plan’s effectiveness.

Several risks and uncertainties remain related to Paddock’s Chapter 11 case that could have a material adverse effect on the Company’s business, consolidated financial condition, results of operations and cash flows, including the total costs of the Chapter 11 proceeding, and the length of time necessary to confirm the Plan, and the possibility that Paddock will be unsuccessful in confirming such Plan or that such Plan does not ultimately become effective. The Paddock support agreement liability of $625 million recorded on the Company’s March 31, 2022 Condensed Consolidated Balance Sheet as required under applicable accounting standards is the Company’s best estimate based on the facts and circumstances that exist at the filing date of this Quarterly Report on Form 10-Q.

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

11. Share Owners’ Equity

The activity in share owners’ equity for the three months ended March 31, 2022 and 2021 is as follows:

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on January 1, 2022	$2	$3,090	(701)	$301	$(1,972)	$107	$827
Reissuance of common stock (0.2 million shares)		(2)	5				3
Shares repurchased (0.8 million shares)		(10)					(10)
Stock compensation (0.4 million shares)		7					7
Net earnings				88		34	122
Other comprehensive income					151	5	156
Other			(3)				(3)
Balance on March 31, 2022	$2	$3,085	$(699)	$389	$(1,821)	$146	$1,102

	Share Owners’ Equity of the Company
					Accumulated
		Capital in			Other	Non-	Total Share
	Common	Excess of	Treasury	Retained	Comprehensive	controlling	Owners'
	Stock	Par Value	Stock	Earnings	Loss	Interests	Equity
Balance on January 1, 2021	$2	$3,129	$(714)	$152	$(2,272)	$104	$401
Reissuance of common stock (0.2 million shares)		(2)	4				2
Stock compensation (0.3 million shares)		4					4
Net loss				(97)		6	(91)
Other comprehensive loss					(48)	(4)	(52)
Other		19	(2)	(19)			(2)
Balance on March 31, 2021	$2	$3,150	$(712)	$36	$(2,320)	$106	$262

During the three months ended March 31, 2022 the Company purchased 764,501 shares of its common stock for approximately $10 million. The share purchases were pursuant to a $150 million anti-dilutive share repurchase program authorized by the Company’s Board of Directors that is intended to offset stock-based compensation provided to the Company’s directors, officers, and employees. Approximately $100 million remained available for purchases under this program as of March 31, 2022.

The Company has 250,000,000 shares of common stock authorized with a par value of $.01 per share. Shares outstanding are as follows:

	Shares Outstanding (in thousands)
	March 31,	December 31,	March 31,
	2022	2021	2021

Shares of common stock issued (including treasury shares)	187,617	187,752	189,796

Treasury shares	31,401	31,397	31,884

12. Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three months ended March 31, 2022 and 2021 is as follows:

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2022	$(1,290)	$(21)		$(661)		$(1,972)
Change before reclassifications	130	18		(2)		146
Amounts reclassified from accumulated other comprehensive loss		(15)	(a)	14	(b)	(1)
Translation effect				6		6
Other comprehensive income (loss) attributable to the Company	130	3		18		151
Balance on March 31, 2022	$(1,160)	$(18)		$(643)		$(1,821)

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2021	$(1,229)	$(60)		$(983)		$(2,272)
Change before reclassifications	(81)	63		3		(15)
Amounts reclassified from accumulated other comprehensive income (loss)		(50)	(a)	19	(b)	(31)
Translation effect				(2)		(2)
Other comprehensive income (loss) attributable to the Company	(81)	13		20		(48)
Balance on March 31, 2021	$(1,310)	$(47)		$(963)		$(2,320)
(a)	Amount is recorded to Other income (expense), net and interest expense, net on the Condensed Consolidated Results of Operations (see Note 5 for additional information).
(b)	Amount is included in the computation of net periodic pension cost (see Note 7 for additional information) and net post-retirement benefit cost.

13. Other Income (Expense), Net

Other income (expense), net for the three months ended March 31, 2022 and 2021 included the following:

	Three months ended March 31,
	2022	2021
Gain on sale of divested business (see Note 18)	$55	$
Charge related to Paddock support agreement liability (see Note 10)			(154)
Intangible amortization expense	(8)		(9)
Foreign currency exchange loss			(2)
Royalty income	6		5
Other	(2)		4
Other income (expense), net	$51		$(156)

14. Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
Numerator:
Net earnings (loss) attributable to the Company	$88	$(97)
Denominator (in thousands):
Denominator for basic earnings per share-weighted average shares outstanding	155,849	157,571
Effect of dilutive securities:
Stock options and other	2,949
Denominator for diluted earnings per share-adjusted weighted average shares outstanding	158,798	157,571
Basic earnings per share:
Net earnings (loss) attributable to the Company	$0.56	$(0.62)
Diluted earnings per share:
Net earnings (loss) attributable to the Company	$0.55	$(0.62)

The diluted earnings per share computation for the three months ended March 31, 2022 and 2021 excludes 1,576,542 and 1,890,075 weighted average shares of common stock, respectively, due to their antidilutive effect, which includes options to purchase, unvested restricted stock units and performance vested restricted share units. Options to purchase shares were excluded because the exercise prices of the options were greater than the average market price of the shares of common stock.

15. Supplemental Cash Flow Information

Income taxes paid in cash were as follows:

	Three months ended March 31,
	2022	2021
U.S.	$2	$—
Non-U.S.	21	10
Total income taxes paid in cash	$23	$10

Interest paid, including note repurchase premiums, in cash for the three months ended March 31, 2022 and 2021 was $64 million and $49 million, respectively. Cash interest for the three months ended March 31, 2022 included $12 million of note repurchase premiums.

The Company uses various factoring programs to sell certain receivables to financial institutions as part of managing its cash flows. At March 31, 2022, December 31, 2021 and March 31, 2021, the amount of receivables sold by the Company was $461 million, $481 million and $444 million, respectively. These amounts included $155 million, $180 million and $186 million at March 31, 2022, December 31, 2021, and March 31, 2021, respectively, for trade receivable amounts factored under supply chain financing programs linked to commercial arrangements with key customers. For the three months ended March 31, 2022, the Company’s use of its factoring programs resulted in a decrease to cash from operating activities of $20 million compared to an increase to cash from operating activities of $8 million for the same quarter in 2021. For the three months ended March 31, 2022 and 2021, the Company recorded expenses related to these factoring programs of approximately $1 million and $1 million, respectively, as interest expense.

16. New Accounting Pronouncement

Effects of Reference Rate Reform on Financial Reporting - In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which allows for elective contract modification guidance for contracts or other transactions that reference LIBOR or a reference rate that is expected to be discontinued as a result of reference rate reform. The Company adopted ASU No. 2020-04 effective July 1, 2020. The adoption of this ASU had no impact on the Company’s consolidated balance sheet, consolidated results of operations or consolidated cash flows. As of March 31, 2022, no material portions of the Company’s debt reference LIBOR.

17. COVID-19 Impacts

On March 11, 2020, the World Health Organization characterized COVID-19 as a global pandemic and recommended containment and mitigation measures. The Company is actively monitoring the impact of the COVID-19 pandemic, which negatively impacted its business in 2020 and, to a lesser extent, in 2021 and the first three months of 2022 and may negatively impact its business and results of operations in the future.

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

There was not a material impact to the above estimates in the Company’s Condensed Consolidated Financial Statements for the three-month period ended March 31, 2022 or March 31, 2021. The Company’s future assessment of the magnitude and duration of the COVID-19 pandemic, as well as other factors, could result in material changes to the estimates and material impacts to the Company’s Condensed Consolidated Financial Statements in future reporting periods.

18. Divestitures

In March 2022, the Company completed the sale of its Cristar TableTop S.A.S. (“Cristar”) business to Vidros Colombia S.A.S, an affiliate of Nadir Figueiredo S.A., a glass tableware producer based in Brazil. Gross proceeds received were approximately $96 million and the related pretax gain recorded was approximately $55 million (approximately $16 million after tax and non-controlling interest) in the first quarter of 2022. The pretax gain was recorded to Other income (expense), net on the Condensed Consolidated Results of Operations.

In January 2021, the Company completed the sale of its plant in Argentina. Gross proceeds were approximately $10 million, and the gain on the sale was not material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company’s measure of profit for its reportable segments is segment operating profit, which consists of consolidated earnings (loss) before interest income, interest expense, and provision (benefit) for income taxes and excludes amounts related to certain items that management considers not representative of ongoing operations and other adjustments, as well as certain retained corporate costs. The segment data presented below is prepared in accordance with general accounting principles for segment reporting. The lines titled “reportable segment totals” in both net sales and segment operating profit represent non-GAAP measures. Management has included reportable segment totals below to facilitate the discussion and analysis of financial condition and results of operations and believes this information allows the Board of Directors, management, investors and analysts to better understand the Company’s financial performance. The Company’s management, including the chief operating decision maker (defined as its chief executive officer) uses segment operating profit, in combination with net sales and selected cash flow information, to evaluate performance and to allocate resources. Segment operating profit is not, however, intended as an alternative measure of operating results as determined in accordance with U.S. GAAP and is not necessarily comparable to similarly titled measures used by other companies.

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

The following discussion describes the Company’s consolidated results of operations for the three months ended March 31, 2022. The COVID-19 pandemic impacted the Company’s shipment and production levels in 2020 and, to a lesser extent, 2021 and the first three months of 2022. The Company is actively monitoring the continued impact of the pandemic, which could negatively impact its business, results of operations, cash flows and financial position beyond the first quarter of 2022.

Financial information for the three months ended March 31, 2022 and 2021 regarding the Company’s reportable segments is as follows (dollars in millions):

	Three months ended
	March 31,
	2022	2021
Net Sales:
Americas	$940	$837
Europe	708	639
Reportable segment totals	1,648	1,476
Other	44	24
Net Sales	$1,692	$1,500

	Three months ended
	March 31,
	2022	2021
Net earnings (loss) attributable to the Company	$88	$(97)
Net earnings attributable to non-controlling interests	34	6
Net earnings (loss)	122	(91)
Provision for income taxes	48	26
Earnings (loss) before income taxes	170	(65)
Items excluded from segment operating profit:
Retained corporate costs and other	50	35
Gain on sale of divested business	(55)
Charge related to Paddock support agreement liability		154
Interest expense, net	66	51
Segment operating profit	$231	$175

Americas	129	100
Europe	102	75
Reportable segment totals	$231	$175

Note: All amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Quarters ended March 31, 2022 and 2021

Net sales in the first quarter of 2022 were $192 million, or approximately 13%, higher than in the same quarter in 2021 primarily due to higher prices and stronger shipments than the prior year period, which was more significantly impacted by COVID-19 and the impact of severe weather in the Americas. Net sales were negatively impacted by the unfavorable effects of changes in foreign currency exchange rates and the sale of the Company’s glass tableware business in Colombia on March 1, 2022.

Earnings before income taxes were $235 million higher in the first quarter of 2022 compared to the same period in the prior year. This increase was due to higher segment operating profit, the gain on the sale of the Company’s glass tableware business in Colombia in the first quarter of 2022 and the non-recurrence of the Paddock-related charge in the first quarter of 2021, partially offset by higher retained corporate and other costs and higher interest expense, net in the first quarter of 2022 compared to the same period in the prior year.

Segment operating profit for reportable segments in the first quarter of 2022 was $56 million higher compared to the first quarter of 2021, primarily due to higher sales and production levels, strong operating performance, benefits from margin expansion initiatives, higher net prices and the non-recurrence of severe weather that impacted the Americas in the first quarter of 2021, slightly offset by higher logistics costs and elevated engineering project activity.

On April 26, 2021, the Company announced that its subsidiary, Paddock Enterprises, LLC (“Paddock”), had reached an agreement in principle to accept the terms of a mediator’s proposal regarding a consensual plan of reorganization in Paddock’s Chapter 11 bankruptcy case. The agreement in principle provides for total consideration of $610 million to fund the Paddock Trust (as defined in Note 10 to the Condensed Consolidated Financial Statements). The Company recorded a charge of $154 million related to its potential liability under the Paddock support agreement during the first fiscal quarter of 2021 primarily related to an increase to Paddock’s asbestos reserve estimate in consideration for the channeling injunction to be included in the Plan (as defined in Note 10 to the Condensed Consolidated Financial Statements) protecting the Company and its affiliates from Asbestos Claims (as defined in Note 10 to the Condensed Consolidated Financial Statements).

Net interest expense for the first quarter of 2022 increased $15 million compared to the first quarter of 2021, primarily due to higher note repurchase premiums and refinancing fees and charges, partially offset by lower debt levels than in the first quarter of 2021.

For the first quarter of 2022, the Company recorded net earnings attributable to the Company of $88 million, or $0.55 per share (diluted), compared to a net loss attributable to the Company of $97 million, or $0.62 per share, in the first quarter of 2021. As discussed below, net earnings (loss) in both periods included items that management considers not representative of ongoing operations and other adjustments. These items decreased net earnings attributable to the Company by $2 million, or $0.01 per share, in the first quarter of 2022 and decreased net loss attributable to the Company by $154 million, or $0.97 per share, in the first quarter of 2021.

Results of Operations — First Quarter of 2022 Compared with First Quarter of 2021

Net Sales

The Company’s net sales in the first quarter of 2022 were $1,692 million compared with $1,500 million for the first quarter of 2021, an increase of $192 million, or approximately 13%. Glass container shipments, in tons, were up approximately 6.4% in the first quarter of 2022, increasing net sales by approximately $73 million compared to the same period in 2021, which was more significantly impacted by COVID-19 and the impact of severe weather in the Americas. Higher selling prices increased net sales by $140 million in the first quarter of 2022, driven by higher cost inflation. Unfavorable foreign currency exchange rates decreased net sales by $37 million in the first quarter of 2022 compared to the prior year quarter, primarily driven by the weakening of the Euro compared to the U.S. dollar. The non-recurrence of the shipments related to the divestiture of the Company’s glass tableware business in Colombia on March 1, 2022 reduced net sales by approximately $4 million in the first quarter of 2022. Other sales were approximately $20 million higher in the first quarter of 2022 than the same period in the prior year driven by higher machine parts sales to third parties.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Reportable segment net sales - 2021		$1,476
Price	$140
Sales volume and mix	73
Effects of changing foreign currency rates	(37)
Divestitures	(4)
Total effect on reportable segment net sales		172
Reportable segment net sales - 2022		$1,648

Americas: Net sales in the Americas in the first quarter of 2022 were $940 million compared to $837 million for the first quarter of 2021, an increase of $103 million, or approximately 12%. Higher selling prices in the region increased net sales by $80 million in the first quarter of 2022, driven by higher cost inflation. Glass container shipments in the region were up approximately 3.1% in the first quarter of 2022 compared to the prior year first quarter, which was more significantly impacted by COVID-19 and the impact of severe weather that affected the southern United States and Mexico. These higher shipment levels increased net sales by approximately $22 million in the first quarter of 2022 and more than offset choppy demand patterns and ongoing supply chain challenges, which are expected to continue in 2022. The divestiture of the glass tableware business in Colombia reduced net sales by approximately $4 million in the first quarter of 2022 compared to the same period in the prior year.

The favorable effects of foreign currency exchange rate changes increased net sales by $5 million in the first quarter of 2022 compared to the same period in 2021 as the Brazilian real and Mexican peso strengthened in relation to the U.S. dollar.

Europe: Net sales in Europe in the first quarter of 2022 were $708 million compared to $639 million for the first quarter of 2021, an increase of $69 million, or approximately 11%. Glass container shipments in the first quarter of 2022 were up approximately 9.9%, increasing net sales by approximately $51 million, compared to the first quarter of 2021, driven by stronger shipments to wine and spirits customers. Higher selling prices in Europe increased net sales by $60 million in the first quarter of 2022, driven by cost inflation. Unfavorable foreign currency exchange rates decreased the region’s net sales by approximately $42 million in the first quarter of 2022 as the Euro weakened in relation to the U.S. dollar.

Earnings (loss) before Income Taxes and Segment Operating Profit

Earnings before income taxes were $170 million in the first quarter of 2022 compared to a loss before income taxes of $65 million in the first quarter of 2021, an increase of $235 million. This increase was due to higher segment operating profit, the gain on the sale of the Company’s glass tableware business in Colombia in the first quarter of 2022 and the non-recurrence of the Paddock-related charge in the first quarter of 2021, partially offset by higher retained corporate and other costs and higher interest expense, net in the first quarter of 2022 compared to the same period in the prior year.

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

Segment operating profit of reportable segments in the first quarter of 2022 was $231 million, compared to $175 million in the first quarter of 2021, an increase of $56 million, or approximately 32%. This increase was primarily due to higher sales and production levels, strong operating performance, benefits from the Company’s margin expansion initiatives, higher net prices and the non-recurrence of severe weather that impacted the Americas in the first quarter of 2021, slightly offset by higher logistics costs and elevated engineering project activity.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Reportable segment operating profit - 2021		$175
Net price (net of cost inflation)	$15
Sales volume and mix	17
Operating costs	26
Effects of changing foreign currency rates	1
Divestitures	(3)
Total net effect on reportable segment operating profit		56
Reportable segment operating profit - 2022		$231

Americas: Segment operating profit in the Americas in the first quarter of 2022 was $129 million compared to $100 million in the first quarter of 2021, an increase of $29 million, or 29%. The impact of higher sales discussed above increased segment operating profit by $3 million. Selling prices exceeded cost inflation resulting in a net $12 million increase to segment operating profit in the first quarter of 2022. Operating costs in the first quarter of 2022 were $11 million lower than in the prior year quarter, which improved segment operating profit, and included benefits from the region’s margin expansion initiatives and higher production volumes. The effects of foreign currency exchange rates increased segment operating profit by $4 million in the current year period.

Included in the above discussion of the factors impacting results, the region’s results for the first quarter of 2022 benefited from the non-recurrence of severe weather that occurred in February of 2021, which negatively impacted first quarter 2021 results by approximately $40 million, primarily due to surcharges for usage or excess usage of electricity and natural gas, lost production downtime, lost sales and the cost of incremental repairs.

In March 2022, the Company completed the sale of its Cristar glass tableware business in Colombia. This divestiture is part of the Company’s portfolio optimization program to divest non-core assets and decapitalize the business through several sale-leaseback transactions and redeploy the proceeds to help fund attractive growth opportunities, which primarily include capital expenditures related to expansion projects and investments in the Company’s MAGMA innovation, as well as to reduce debt. The divestiture of the Cristar glass tableware business in Colombia in the first quarter of 2022 reduced segment operating profit by approximately $1 million compared to the same period in the prior year.

Europe: Segment operating profit in Europe in the first quarter of 2022 was $102 million compared to $75 million in the first quarter of 2021, an increase of $27 million, or 36%. The impact of higher shipments discussed above increased segment operating profit by $14 million. Higher production volumes and benefits from margin expansion initiatives and cost control measures reduced the region’s operating costs and increased segment operating profit by approximately $15 million in the first quarter of 2022 compared to the first quarter of the prior year. Selling prices exceeded cost inflation and increased segment operating profit by $3 million in the first quarter of 2022 compared to the first quarter of 2021. The effects of foreign currency exchange rates decreased segment operating profit by $3 million in the current year period. The divestiture of the Le Parfait brand in December 2021 reduced segment operating profit by approximately $2 million in the first quarter of 2022 compared to the same period in the prior year.

In addition, the current conflict between Russia and Ukraine has caused a significant increase in the price of natural gas and increased price volatility. The Company’s European operations typically purchase natural gas under long-term supply arrangements and frequently agree on price with the relevant supplier in advance of the period in which the natural gas will be delivered, which, in the short term, has shielded the Company from the full impact of increased natural gas prices.  However, the current conflict between Russia and Ukraine and the resulting sanctions, potential sanctions or other adverse repercussions on Russian-sourced energy supplies could cause the Company’s energy suppliers to be unable or unwilling to deliver natural gas at agreed prices and quantities. If this occurs, it will be necessary for the Company to procure natural gas at then-current market prices and subject to market availability and could cause the Company to experience a significant increase in operating costs or result in the temporary or permanent cessation of delivery of natural gas to several of the Company’s manufacturing plants in Europe. In addition, depending on the duration and ultimate outcome of the conflict between Russia and Ukraine, future long-term supply arrangements for natural gas may not be available at reasonable prices or at all.

Interest Expense, Net

Net interest expense in the first quarter of 2022 was $66 million compared to $51 million for the first quarter of 2021. This increase was primarily due to higher note repurchase premiums and refinancing fees and charges, partially offset by lower debt levels. Net interest expense in the first quarter of 2022 included $18 million for note repurchase premiums, third-party fees and the write-off of deferred finance fees that related to debt that was repaid prior to its maturity and the Company’s new bank credit agreement.

Provision for Income Taxes

The Company’s effective tax rate from operations for the three months ended March 31, 2022 was 28.2% compared to (40.0%) for the three months ended March 31, 2021.  The effective tax rate for the first quarter of 2022 differed from the first quarter of 2021 due to the favorable capital gains tax rate on the sale of the tableware business in the first quarter of 2022 and the charge related to the Paddock support agreement liability recorded without a tax benefit in the first quarter of 2021, as well as a change in the mix of geographic earnings.

Net Earnings Attributable to Non-Controlling Interests

Net earnings attributable to non-controlling interests in the first quarter of 2022 was $34 million compared to $6 million for the first quarter of 2021. This increase was primarily due to approximately $29 million of non-controlling interest recorded in the first quarter of 2022 associated with the gain on the sale of the Company’s glass tableware business in Colombia.

Net Earnings (Loss) Attributable to the Company

For the first quarter of 2022, the Company recorded net earnings attributable to the Company of $88 million, or $0.55 per share (diluted), compared to a net loss attributable to the Company of $97 million, or $0.62 per share, in the first quarter of 2021. Earnings in the first quarter of 2022 and 2021 included items that management considered not representative of ongoing operations and other adjustments as set forth in the following table (dollars in millions):

	Net Earnings
	Increase
	(Decrease)
Description	2022	2021
Gain on sale of divested business	$55	$
Charges for note repurchase premiums and write-off of finance fees	(18)
Charge related to Paddock support agreement liability			(154)
Net provision for income tax on items above	(10)
Net impact of noncontrolling interests on items above	(29)
Total	$(2)		$(154)

Forward Looking Operational and Financial Impacts

●	The Company expects that full year 2022 sales shipment growth (in tons) to increase up to or exceed 1% compared to 2021. Likewise, the Company expects continued benefits from its initiatives to expand margins and higher selling prices that are expected to more than offset cost inflation. Operating costs will also reflect incremental cost for expansion project activity.
●	The Company will continue to focus on long-term value creation, including advancing the MAGMA deployment. Also, the Company expects to complete its strategic and tactical divestiture program with proceeds used to fund higher spending on capital expenditures and to reduce debt. Finally, the Company expects to complete the Paddock Chapter 11 reorganization and fund $610 million to the related 524(g) trust in 2022.
●	Cash provided by continuing operating activities is expected to be at least $725 million in 2022. Capital expenditures in 2022 are expected to be approximately $600 million.
●	The Company will continue to actively monitor the impact of the COVID-19 pandemic. The extent to which the Company’s operations will be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact, among other things.
●	The Company will continue to actively monitor the impact of the conflict between Russia and Ukraine. The extent to which the Company’s operations will be impacted by this conflict will depend largely on future developments, including potential sanctions or other adverse repercussions on Russian-sourced energy supplies, which are highly uncertain and cannot be accurately predicted.

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for the first quarter of 2022 were $50 million compared to $35 million in the first quarter of 2021. These costs were higher in the first quarter of 2022 primarily due to additional research and development expenses related to MAGMA and higher management incentive expense.

Gain on Sale of Divested Business

In March 2022, the Company completed the sale of its Cristar TableTop S.A.S. (“Cristar”) business to Vidros Colombia S.A.S, an affiliate of Nadir Figueiredo S.A., a glass tableware producer based in Brazil. The related pretax gain was approximately $55 million (approximately $16 million after tax and non-controlling interest). The pretax gain was recorded to Other income (expense), net on the Condensed Consolidated Results of Operations in the first quarter of 2022.

See Note 18 to the Condensed Consolidated Financial Statements for further information.

Charge for Paddock Support Agreement Liability

On April 26, 2021, the Company announced that its subsidiary, Paddock, had reached an agreement in principle to accept the terms of a mediator’s proposal regarding a consensual plan of reorganization in Paddock’s Chapter 11 bankruptcy case. The agreement in principle provides for total consideration of $610 million to fund the Paddock Trust (as defined in Note 10 to the Condensed Consolidated Financial Statements). The Company has recorded a charge of $154 million related to its potential liability under the Paddock support agreement during the first fiscal quarter of 2021, primarily related to an increase to Paddock’s asbestos reserve estimate in consideration for the channeling injunction to be included in the Plan (as defined in Note 10 to the Condensed Consolidated Financial Statements) protecting the Company and its affiliates from Asbestos Claims (as defined in Note 10 to the Condensed Consolidated Financial Statements). This charge was recorded to Other income (expense), net on the Condensed Consolidated Results of Operations in the first quarter of 2021.

See Note 10 to the Condensed Consolidated Financial Statements for further information.

Capital Resources and Liquidity

On March 25, 2022, certain of the Company’s subsidiaries entered into a Credit Agreement and Syndicated Facility Agreement (the “Agreement”), which refinances in full the previous credit agreement (the “Previous Agreement”). The Agreement provides for up to $2.8 billion of borrowings pursuant to term loans, revolving credit facilities and a delayed draw term loan facility. The delayed draw term loan facility allows for a one-time borrowing of up to $600 million, the proceeds of which, if borrowed, will be used, in addition to other consideration paid by the Company and/or its subsidiaries, to directly or indirectly fund a trust to be established in connection with the plan of reorganization proposed by Paddock and certain other parties in Paddock’s Chapter 11 case (see Note 10 for more information). The term loans mature, and the revolving credit facilities terminate, in March 2027. The delayed draw term loan, if borrowed, matures in December 2023. The Company recorded approximately $2 million of additional interest charges for third-party fees and the write-off of unamortized fees related to the Agreement in the first quarter of 2022.

At March 31, 2022, the Agreement includes a $300 million revolving credit facility, a $950 million multicurrency revolving credit facility and $950 million in term loan A facilities ($946 million outstanding balance at March 31, 2022, net of debt issuance costs). At March 31, 2022, the Company had unused credit of $1,140 million available under the Agreement. The weighted average interest rate on borrowings outstanding under the Agreement at March 31, 2022 was 2.12%.

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

The Agreement also contains one financial maintenance covenant, a Secured Leverage Ratio (as defined in the Agreement), that requires the Company not to exceed a ratio of 2.50x calculated by dividing consolidated Net Indebtedness that is then secured by Liens on property or assets of the Company and certain of its subsidiaries by Consolidated EBITDA, as each term is defined and as described in the Credit Agreement. The Leverage Ratio could restrict the ability of the Company to undertake additional financing or acquisitions to the extent that such financing or acquisitions would cause the Leverage Ratio to exceed the specified maximum.

Failure to comply with these covenants and restrictions could result in an event of default under the Agreement. In such an event, the Company could not request borrowings under the revolving facilities, and all amounts outstanding under the Agreement, together with accrued interest, could then be declared immediately due and payable. Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Agreement. If an event of default occurs under the Agreement and the lenders cause all of the outstanding debt obligations under the Agreement to become due and payable, this would result in a default under the indentures governing the Company’s outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. As of March 31, 2022, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

The Total Leverage Ratio (as defined in the Agreement) determines pricing under the Agreement. The interest rate on borrowings under the Agreement is, at the Company’s option, the Base Rate, Term SOFR or, for non-U.S. Dollar borrowings only, the Eurocurrency Rate (each as defined in the Agreement), plus an applicable margin. The applicable margin is linked to the Total Leverage Ratio. The margins range from 1.00% to 1.75% for Term SOFR loans and Eurocurrency Rate loans and from 0.00% to 0.75% for Base Rate loans. In addition, a commitment fee is payable on the unused revolving credit facility commitments ranging from 0.20% to 0.35% per annum linked to the Total Leverage Ratio.

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

On February 10, 2022, the Company announced the commencement, by an indirect wholly owned subsidiary of the Company, of a tender offer to purchase for cash up to $250 million aggregate purchase price of its outstanding (i) 5.875% Senior Notes due 2023, (ii) 5.375% Senior Notes due 2025, (iii) 6.375% Senior Notes due 2025 and (iv) 6.625% Senior Notes due 2027. On February 28, 2022, the Company repurchased $150.0 million aggregate principal amount of the outstanding 5.875% Senior Notes due 2023 and $88.2 million aggregate principal amount of the outstanding 6.625% Senior Notes due 2027. Following the repurchase, $550.0 million and $611.8 million aggregate principal amounts of the 5.875% Senior Notes due 2023 and 6.625% Senior Notes due 2027, respectively, remained outstanding. The repurchases were funded with cash on hand. The Company recorded approximately $16 million of additional interest charges for note repurchase premiums, the write-off of unamortized finance fees and related expenses related to the senior note repurchases conducted in the first quarter of 2022.

In November 2021, the Company issued $400 million aggregate principal amount of senior notes. The senior notes bear interest at a rate of 4.75% per annum and mature on February 15, 2030. The senior notes were issued via a private placement and are guaranteed by certain of the Company’s domestic subsidiaries. The net proceeds, after deducting debt issuance costs, totaled approximately $395 million and, together with cash on hand, were used to redeem the $310 million aggregate principal amount of the Company’s outstanding 4.00% Senior Notes due 2023 and approximately $128 million of term loan A borrowings under the Previous Agreement. The Company recorded approximately $13 million of additional interest charges for note repurchase premiums and write-off of unamortized finance fees related to these redemptions.

In order to maintain a capital structure containing appropriate amounts of fixed and floating-rate debt, the Company has entered into a series of interest rate swap agreements. These interest rate swap agreements were accounted for as fair value hedges (see Note 5 for more information).

The Company assesses its capital raising and refinancing needs on an ongoing basis and may enter into additional credit facilities and seek to issue equity and/or debt securities in the domestic and international capital markets if market conditions are favorable. Also, depending on market conditions, the Company may elect to repurchase portions of its debt securities in the open market.

Material Cash Requirements

There have been no material changes to the Company’s material cash requirements at March 31, 2022 from those described in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity- Material Cash Requirements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Cash Flows

Operating activities: Cash utilized in operating activities was $73 million and $56 million for the three months ended March 31, 2022 and March 31, 2021, respectively. The increase in cash utilized in operating activities in the first three months of 2022 was primarily due to a higher use of cash from working capital and lower non-cash charges, partially offset by higher net earnings than in the same period in 2021. For the three months ended March 31, 2022, the Company has contributed approximately $6 million toward its defined benefit pension plans compared to $18 million in the same period in the prior year. In the first three months of both 2022 and 2021, all asbestos-related payments were stayed as a result of Paddock’s Chapter 11 filing in early January 2020. See Note 10 to the Condensed Consolidated Financial Statements for additional information on Paddock.

Working capital was a use of cash of $259 million in the first three months of 2022, compared to a use of cash of $229 million in the same period in 2021. The use of cash from working capital was higher in the first three months of 2022 primarily due to higher accounts receivable due to higher sales. For the three months ended March 31, 2022 and 2021, the Company’s use of its accounts receivable factoring programs resulted in a decrease of $20 million and an increase of $8 million, respectively, to cash from operating activities. Excluding the impact of accounts receivable factoring, the Company’s days sales outstanding as of March 31, 2022 were comparable to March 31, 2021.

Investing activities: Cash utilized in investing activities was $2 million for the three months ended March 31, 2022, compared to $31 million of cash utilized in investing activities for the three months ended March 31, 2021. Capital spending for property, plant and equipment was $96 million during the first three months of 2022, compared to $93 million in the same period in 2021. The Company’s 2022-2024 capital expenditure plan to enable profitable growth is evolving amid ongoing supply chain challenges. The Company now anticipates that it will undertake a broader range of smaller scope capital projects rather than a few large scale greenfield or brownfield initiatives to de-risk project execution.  The Company also plans to accelerate the development of its Generation 3 MAGMA solution.  The Company estimates that its full year 2022 capital expenditures should be approximately $600 million.

Cash proceeds of approximately $96 million were received in the first quarter of 2022 related to the sale of the Company’s glass tableware business in Colombia. In the first quarter of 2021, the Company received approximately $58 million related to the sale of its ANZ businesses.

Financing activities:  Cash utilized in financing activities was $152 million for the three months ended March 31, 2022, compared to cash provided by financing activities of $288 million for the three months ended March 31, 2021. The increase in cash utilized in financing activities was primarily due to lower net borrowings in the first three months of 2022.  The Company paid $20 million for finance fees and premiums related to financing activities in the first three months of 2022, whereas no fees or premiums were paid in the same period in 2021.

During the three months ended March 31, 2022, the Company repurchased $10 million of shares of the Company’s common stock. No share repurchases were made during the three months ended March 31, 2021.  The Company paid approximately $7 million and $0 related to hedge activity for the first three months ended March 31, 2022 and March 31, 2021, respectively.

The Company anticipates that cash flows from its operations and from utilization of credit available under the Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations on a short-term (12 months) and long-term basis. However, as the Company cannot predict the duration or scope of the COVID-19 pandemic or the conflict between Russia and Ukraine and their impact on the Company’s customers and suppliers, the negative financial impact to the Company’s results cannot be reasonably estimated, but could be material. The Company is actively managing its business to maintain cash flow, and it has significant liquidity. The Company believes that these factors will allow it to meet its anticipated funding requirements. On April 26, 2021, O-I announced that its subsidiary Paddock had reached an agreement in principle to accept the terms of a mediator’s proposal regarding a consensual plan of reorganization under the Bankruptcy Code. The agreement provides for total consideration of $610 million to fund a trust on the effective date of a plan of reorganization, which the Company expects to occur in the first half of 2022 (subject to definitive documentation and satisfaction of certain conditions). See Note 10 to the Condensed Consolidated Financial Statements for further information.

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

There have been no other material changes in critical accounting estimates at March 31, 2022 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Forward-Looking Statements

This document contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements reflect the Company's current expectations and projections about future events at the time, and thus involve uncertainty and risk. The words “believe,” “expect,” “anticipate,” “will,” “could,” “would,” “should,” “may,” “plan,” “estimate,” “intend,” “predict,” “potential,” “continue,” and the negatives of these words and other similar expressions generally identify forward-looking statements.

It is possible that the Company’s future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) the risk that the Plan may not be approved by the bankruptcy court or that other conditions necessary to implement the agreement in principle may not be satisfied, (2) the actions and decisions of participants in the bankruptcy proceeding, and the actions and decisions of third parties, including regulators, that may have an interest in the bankruptcy proceedings, (3) the terms and conditions of any reorganization plan that may ultimately be approved by the bankruptcy court, (4) delays in the confirmation or consummation of a plan of reorganization, including the Plan, due to factors beyond the Company’s and Paddock’s control, (5) risks with respect to the receipt of the consents necessary to effect the reorganization, (6) risks inherent in, and potentially adverse developments related to, the bankruptcy proceeding, that could adversely affect the company and the company’s liquidity or results of operations, (7) the impact of the COVID-19 pandemic and the various governmental, industry and consumer actions related thereto, (8) the Company’s ability to obtain the benefits it anticipates from the Corporate Modernization, (9) the Company’s ability to manage its cost structure, including its success in implementing restructuring or other plans aimed at improving the Company’s operating efficiency and working capital management, achieving cost savings, and remaining well-positioned to address Paddock’s legacy liabilities, (10) the Company’s ability to acquire or divest businesses, acquire and expand plants, integrate operations of acquired businesses and achieve expected benefits from acquisitions, divestitures or expansions, (11) the Company’s ability to achieve its strategic plan, (12) the Company’s ability to improve its glass melting technology, known as the MAGMA program, and implement it within the timeframe expected, (13) foreign currency fluctuations relative to the U.S. dollar, (14) changes in capital availability or cost, including interest rate fluctuations and the ability of the Company to refinance debt on favorable terms, (15) the general political, economic and competitive conditions in markets and countries where the Company has operations, including uncertainties related to economic and social conditions, disruptions in the supply chain, competitive pricing pressures, inflation or deflation, changes in tax rates and laws, natural disasters, and weather, (16) the Company’s ability to generate sufficient future cash flows to ensure the Company’s goodwill is not impaired, (17) consumer preferences for alternative forms of packaging, (18) cost and availability of raw materials, labor, energy and transportation (including impacts related to the current conflict between Russia and Ukraine), (19) consolidation among competitors and customers, (20) unanticipated expenditures with respect to data privacy, environmental, safety and health laws, (21) unanticipated operational disruptions, including higher capital spending, (22) the Company’s ability to further develop its sales, marketing and product development capabilities, (23) the failure of the Company’s joint venture partners to meet their obligations or commit additional capital to the joint venture, (24) the ability of the Company and the third parties on which it relies for information technology system support to prevent and detect security breaches related to cybersecurity and data privacy, (25) changes in U.S. trade policies, (26) risks related to recycling and recycled content laws and regulations, (27) risks related to climate-change and air emissions, including related laws or regulations and the other risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and any subsequently filed Annual Report on Form 10-K, Quarterly Reports on Form 10-Q or the Company’s other filings with the Securities and Exchange Commission.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk at March 31, 2022 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

As required by Rule 13a-15(d) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Although the Company has modified its workplace practices globally due to the COVID-19 pandemic, resulting in most of its administrative employees working remotely, this has not materially affected its internal control over financial reporting. The Company is continually monitoring and assessing the COVID-19 situation on its internal controls to minimize the impact on their design and operating effectiveness.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

SEC regulations require the Company to disclose certain information about environmental proceedings if the Company reasonably believes that such proceedings may result in monetary sanctions above a stated threshold. The Company uses a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required.  No such environmental proceedings were pending or contemplated as of March 31, 2022.

For further information on legal proceedings, see Note 10 to the Condensed Consolidated Financial Statements, “Contingencies,” that is included in Part I of this Quarterly Report and incorporated herein by reference.

Item 1A. Risk Factors.

Other than below, there have been no material changes in risk factors at March 31, 2022 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Energy Costs or Availability—Higher energy costs worldwide and interrupted power supplies, including as a result of the current conflict between Russia and Ukraine, may have a material adverse effect on the Company’s consolidated assets or operations.

Electrical power, natural gas, and fuel oil are vital to the Company’s operations as it relies on a continuous energy supply to conduct its business. Depending on the location and mix of energy sources, energy accounts for 10% to 20% of total manufacturing costs. Substantial increases and volatility in energy costs, including those resulting from extreme weather events that affect the Company’s facilities directly or its energy suppliers or the current conflict between Russia and Ukraine, could cause the Company to experience a significant increase in operating costs, which may have a material adverse effect on its assets or results of operations.

For example, the current conflict between Russia and Ukraine has caused a significant increase in the price of natural gas and increased price volatility. Natural gas forms the primary energy source for the Company’s European operations, and a significant amount of natural gas in Europe is ultimately sourced from Russia. The Company’s European operations typically purchase natural gas under long-term supply arrangements and frequently agree on price with the relevant supplier in advance of the period in which the natural gas will be delivered, which, in the short term, has shielded the Company from the full impact of increased natural gas prices.

However, the current conflict between Russia and Ukraine and the resulting sanctions, potential sanctions or other adverse repercussions on Russian-sourced energy supplies could cause the Company’s energy suppliers to be unable or unwilling to deliver natural gas at agreed prices and quantities. If this occurs, it will be necessary for the Company to procure natural gas at then-current market prices and subject to market availability and could cause the Company to experience a significant increase in operating costs or result in the temporary or permanent cessation of delivery of natural gas to several of the Company’s manufacturing plants in Europe. In addition, depending on the duration and ultimate outcome of the conflict between Russia and Ukraine, future long-term supply arrangements for natural gas may not be available at reasonable prices or at all. The occurrence of any of the foregoing could have a material adverse effect on the Company’s consolidated assets or results of operations.

Labor—Some of the Company’s employees are unionized or represented by workers’ councils, and its business could be affected by labor shortages and labor cost increases.

The Company is party to a number of collective bargaining agreements with labor unions, which at March 31, 2022, covered approximately 74% of the Company’s employees directly associated with its operations in the U.S. and Canada. The principal collective bargaining agreements for the U.S, which approximate 74% of all union-affiliated employees in U.S. and Canada, was set to expire on March 31, 2022. The parties to those collective bargaining agreements agreed to an extension in order to allow the parties to resume negotiations at a later date. Either party can terminate the extension with 48 hours written notice. There can be no assurance that strikes or other work stoppages do not occur or that the parties agree upon a new collective bargaining agreement.  Moreover, the terms of any new collective bargaining agreements could result in increased operating costs as a result of higher wages or benefits paid to union members.

In addition, approximately 78% of employees in South America and Mexico are covered by other collective bargaining agreements. The collective bargaining agreements in South America and Mexico have varying terms and expiration dates. Upon the expiration of any collective bargaining agreement, if the Company is unable to negotiate acceptable contracts with labor unions, it could result in strikes by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. In Europe, a large number of the Company’s employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S. Such employment rights require the Company to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, most of the Company’s employees in Europe are represented by workers’ councils that must approve any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure the Company’s workforce.

The COVID-19 pandemic has also caused an overall tightened and increasingly competitive labor market. A number of factors may adversely affect the labor force available to the Company, including unemployment subsidies, the need for enhanced health and safety protocols and government regulations in the jurisdictions in which it operates. Increased competition for qualified labor could result in higher compensation costs for the Company, and a continuation of labor shortages, a lack of qualified labor or increased turnover could result in a significant disruption of its operations and/or higher ongoing labor costs. Any of these occurrences could have a material adverse effect on the Company’s consolidated operations.

New Glass Melting Technologies—The Company’s inability to develop or apply new glass melting technology may affect its ability to transition to lower-carbon processes and competitiveness. Supply chain challenges have delayed the development of new melting technologies, which may have a material adverse effect on the Company’s consolidated operations.

The Company’s success depends partially on its ability to improve its glass melting technology and introduce processes that emit less carbon. One of these new technologies, known as the MAGMA program, seeks to reduce the amount of capital required to install, rebuild and operate the Company’s furnaces. It also is focused on the ability of these assets to be more easily turned on and off or adjusted based on seasonality and customer demand, utilize more recycled glass, produce lighter containers and use lower-carbon fuels. The Company is implementing its MAGMA program using a multi-generation development roadmap, which will include various deployment risks and will require the discovery of additional inventions through 2025. Current supply chain challenges have resulted in a delay in development of the Company’s MAGMA program. If the Company is unable to continue to improve this glass melting technology through research and development or licensing of new technology, the Company may not be able to remain competitive with other packaging manufacturers. As a result, its business, financial condition, results of operations or ability to transition to lower carbon operations could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2022, the Company purchased 764,501 shares of its common stock for approximately $10 million pursuant to a $150 million anti-dilutive share repurchase program authorized by the Board of Directors that is intended to offset stock-based compensation provided to the Company’s directors, officers, and employees. Approximately $100 million remained available for purchases under this program as of March 31, 2022. The following table provides information about the Company’s purchases of its common stock during the three months ended March 31, 2022:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1 - January 31, 2022	764,501	$13.06	764,501	100
February 1 - February 28, 2022				100
March 1 - March 31, 2022				100
Total	764,501	$13.06	764,501

Item 6. Exhibits.

Exhibit 4.1

Credit Agreement and Syndicated Facility Agreement, dated March 25, 2022, by and among the Borrowers named therein, Owens-Illinois General Inc., as Borrowers’ Agent, Wells Fargo Bank, National Association, as Administrative Agent, and the other Agents, Arrangers and Lenders named therein (filed as Exhibit 4.1 to O-I Glass, Inc.’s Form 8-K filed March 28, 2022, File No. 1-9576, and incorporated herein by reference).

Exhibit 4.2

Intercreditor Agreement, dated as of March 25, 2022, by and among Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent for the lenders party to the Credit Agreement (as defined therein), and any other parties thereto (filed as Exhibit 4.2 to O-I Glass, Inc.’s Form 8-K filed March 28, 2022, File No. 1-9576, and incorporated herein by reference).

Exhibit 4.3

Pledge Agreement, dated as of March 25, 2022, between Owens-Illinois Group, Inc., Owens-Brockway Packaging, Inc., and Wells Fargo Bank, National Association, as Collateral Agent and any other parties thereto (filed as Exhibit 4.3 to O-I Glass, Inc.’s Form 8-K filed March 28, 2022, File No. 1-9576, and incorporated herein by reference).

Exhibit 4.4

Security Agreement, dated as of March 25, 2022, between Owens-Illinois Group, Inc., each of the direct and indirect subsidiaries of Owens-Illinois Group, Inc. signatory thereto, and Wells Fargo Bank, National Association, as Collateral Agent (filed as Exhibit 4.4 to O-I Glass, Inc.’s Form 8-K filed March 28, 2022, File No. 1-9576, and incorporated herein by reference).

Exhibit 10.1

O-I Glass, Inc. Amended and Restated Executive Severance Policy (filed as Exhibit 10.22 to O-I Glass, Inc.’s Form 10-K for the year ended December 31, 2021, File No. 1-9576, and incorporated herein by reference).

Exhibit 10.2	Form of Employee Performance Stock Unit Agreement for use under the Third Amended and Restated O-I Glass, Inc. 2017 Incentive Award Plan.

Exhibit 10.3	Form of Employee Restricted Stock Unit Agreement for use under the Third Amended and Restated O-I Glass, Inc. 2017 Incentive Award Plan.

Exhibit 10.4	Form of Director Restricted Stock Unit Agreement for use under the Third Amended and Restated O-I Glass, Inc. 2017 Incentive Award Plan.

Exhibit 10.5	Form of Amended and Restated Employee Performance Stock Unit Agreement for use under the Second Amended and Restated O-I Glass, Inc. 2017 Incentive Award Plan.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101

Financial statements from the Quarterly Report on Form 10-Q of O-I Glass, Inc. for the quarter ended March 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

O-I GLASS, INC.

Date	April 26, 2022	By	/s/ John A. Haudrich
John A. Haudrich
Senior Vice President and Chief Financial Officer